Form 10-K
period 1997-12-31
ENTERTAINMENT PROPERTIES TRUST
filed 1998-03-31
CIK 1045450

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-K

(Mark One)

[X}  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year (six weeks) ended December 31, 1997
                                OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to
     _______________.

                  COMMISSION FILE NUMBER 1-13561

                  ENTERTAINMENT PROPERTIES TRUST
      (Exact name of registrant as specified in its charter)

        MARYLAND                           43-179877
(State or other jurisdiction            (I.R.S. Employer
of incorporation or organization)       Identification No.)

      ONE KANSAS CITY PLACE
1200 MAIN STREET, SUITE 3250, KANSAS CITY, MISSOURI    64105
(Address of principal executive offices)            (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (816) 472-1700

   SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

     Title of Class   Name of each exchange on which registered

Common Shares of Beneficial Interest,   New York Stock Exchange
     par value $.01 per share

   SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                              None.

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.    YES [X]     NO  [ ]

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS
FORM 10-K.   [  ]

THE AGGREGATE MARKET VALUE OF THE COMMON SHARES OF BENEFICIAL INTEREST OF THE REGISTRANT HELD BY NON-AFFILIATES ON MARCH 17, 1998, WAS $264,054,125 (BASED ON THE CLOSING PRICE PER SHARE AS QUOTED ON THE NEW YORK STOCK EXCHANGE ON MARCH 17, 1998). AT MARCH 17, 1998, THERE WERE 13,860,100 COMMON SHARES OF BENEFICIAL INTEREST OUTSTANDING.

               DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 1998 Annual
Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A are incorporated by reference in Part III of this Form 10-K.

                              Part I

ITEM 1.  BUSINESS

                             GENERAL

Entertainment Properties Trust (the "Company") was formed on August 22, 1997 as a Maryland real estate investment trust ("REIT") to capitalize on the opportunities created by the development of destination entertainment and entertainment-related properties, including megaplex movie theatre complexes. The Company completed an initial public offering ("IPO") of its common shares of beneficial interest ("Shares") on November 18, 1997.

The Company believes entertainment is emerging as an important and discrete sector of the retail real estate industry and, as a result of the Company's focus on properties in this sector and the industry relationships of its management, believes it will have a competitive advantage in providing capital to operators of such properties. The principal business strategy of the Company is to acquire a portfolio of high-quality properties leased to entertainment and entertainment-related business operators, generally under long-term triple net leases that require the tenant to pay substantially all expenses associated with the operation of the property. The Company's initial focus is primarily on megaplex theatre complexes and entertainment themed retail centers ("ETRC's").

Megaplex theatres typically have at least 14 screens with predominantly stadium-style seating (seating with an elevation between rows to provide unobstructed viewing) and are generally equipped with amenities that significantly enhance the audio and visual experience of the patron. The Company believes the development of megaplex theatres has accelerated the obsolescence of many existing movie theatres by setting new standards for moviegoers, who, in the Company's experience, have demonstrated their preference for the more attractive surroundings, wider variety of films, better customer service and more comfortable seating typical of megaplex theatres. As a result of the significant capital commitment involved in building such properties and the experience and industry relationships of the Company's management, the Company believes it will have opportunities to provide capital to businesses that seek to develop and operate such properties but would prefer to lease rather than own the properties. The Company believes its ability to finance such properties will enable it to grow and diversify its asset base.

The Company has acquired an initial portfolio of thirteen megaplex theatre properties (the "Properties") from subsidiaries of AMC Entertainment Inc. ("AMCE"), including American Multi-Cinema, Inc. ("AMC"), for an aggregate purchase price of approximately $274 million. Eleven of the Properties were acquired in 1997 and two Properties were acquired in the first quarter of 1998. Twelve of the Properties were described in the Company's IPO Prospectus as the "Initial Properties" to be acquired by the Company, and one Property was among the "Option Properties" described in the Prospectus. The Properties have an aggregate of 312 screens and 60,820 seats. Each Property is located in a large metropolitan market and has been constructed since May 1995. Four of the Company's Properties were among the forty highest grossing theatres in the United States in 1997. Each of the Company's existing Properties has been leased to AMC, which is operating each Property as a megaplex theatre complex. The Company's existing leases with AMC (the "Leases") provide for aggregate annual rentals of approximately $28.8 million, or an average annual rental of approximately $2.2 million per Property. Each Lease has an initial term of 13 to 15 years, with AMC obligated to operate the Property as a movie theatre for not less than 10 years. Each Lease is a "triple-net" lease, under which AMC is required to pay substantially all expenses associated with the operation and maintenance of such Property.

AMC's performance under each Lease has been guaranteed by AMCE, the parent of AMC.

The Company has the option to purchase four additional megaplex theatre properties (the remaining "Option Properties") from AMCE and its affiliates for a purchase price equal to the cost to AMCE of developing and constructing such properties (estimated to aggregate approximately $138 million if all the remaining Option Properties are purchased). The remaining Option Properties have an aggregate of 134 screens and approximately 27,830 seats and are currently under construction, with the last theatre expected to be completed and opened by October 1998. The Option Properties, when and if acquired by the Company, will be leased to AMC on a triple-net basis on terms similar to the Company's existing Leases with AMC. AMC's performance under each Option Property lease will be guaranteed by AMCE.

A more detailed description of the Company's existing portfolio of Properties, the Option Properties and the terms of the Company's Leases with AMC appears in Item 2 of this Form 10-K.

The Company's existing Properties and the remaining Option Properties represent all of the AMCE-owned (or ground-leased) megaplex theatres in existence or currently under construction, with the exception of certain properties that are not readily transferable to the Company.

AMCE is one of the leading theatrical exhibition companies in North America measured by revenues, and is an industry leader in the development of megaplex theatre complexes. In the fiscal year ended April 3, 1997, AMCE's consolidated revenues were $749,597,000. As of October 2, 1997, AMCE, through its subsidiaries, operated 222 theatres with an aggregate of 2,048 screens located in 22 states, the District of Columbia, Portugal and Japan. Approximately 63% of the screens operated by AMCE are located in Florida, California, Texas, Missouri and Michigan and approximately 73% of AMCE's domestic screens are located in areas among the 20 largest U.S. "Areas of Dominant Influence" (television markets as defined by Arbitron Company).

For a period of five years following the closing of the IPO, the Company will have a right of first refusal and first offer to purchase and lease back to AMC any megaplex theatre and related entertainment property acquired or developed and owned (or ground-leased) by AMCE or its subsidiaries, exercisable upon AMCE's intended disposition of the property. This right to purchase is intended to give the Company access to new projects developed by AMCE and its subsidiaries, thereby providing opportunities for future growth, although AMCE may lease entertainment and entertainment-related properties from owners other than the Company.

In addition to the substantial growth potential and predictable revenue stream offered by the Company's relationship with AMC, the Company believes there will be opportunities to acquire high quality entertainment and entertainment-themed properties from operators other than AMC. See "Markets and Competition," this Item.

As a real estate investment trust, the Company intends primarily to lease its properties to tenants on a triple-net basis and does not intend to operate its properties. Accordingly, the Company intends that its tenants, and not the Company, will assume the primary operating risks involved in the operation of its properties. The Company's existing Leases with AMC provide (and it is intended that future leases with AMC and other operators will provide) for constant rental payments with periodic escalators, together with an obligation to pay percentage rentals based on gross receipts at such time as certain baseline revenues are achieved by the tenant.

The Company has obtained a $200 million unsecured line of credit from a syndicate of banks (the "Bank Credit Facility"), which has been used in part to acquire one of the Properties, with the remaining funds to be used primarily for the acquisition of additional entertainment and entertainment-related properties
(including the remaining Option Properties) and general corporate purposes. See"Management's Discussion and Analysis of Financial
Condition and Results of Operations" in Item 7 of this Form 10-K.


                BUSINESS OBJECTIVES AND STRATEGIES

The Company's business objectives are to achieve predictable and increasing Funds from Operations ("FFO") per Share (defined as net income plus depreciation divided by the number of Shares outstanding) and enhance shareholder value by acquiring and developing a diversified portfolio of high-quality properties leased to entertainment and entertainment-related business operators, generally under long-term triple net leases. The Company intends to achieve these objectives through implementation of the Growth Strategies, Operating Strategies and Capitalization Strategies described below:

GROWTH STRATEGIES

 .    Acquire the remaining Option Properties and lease-back such
     Properties to AMC.

 .    Purchase additional AMC-operated properties pursuant to a
     Right of First Refusal and First Offer to Purchase Agreement between the Company and AMCE (the "AMCE Right to Purchase
     Agreement").

 .    Develop or acquire additional megaplex theatre properties
     and lease such properties to other qualified theatrical exhibitors.

 .    Develop or acquire, and lease to qualified operators or
     master tenants, entertainment themed retail centers ("ETRCs") and single-tenant out-of-home location based entertainment and entertainment-related properties.

     OPTION PROPERTIES. The Company has the option to acquire up to four additional megaplex theatres currently under construction by AMC (the "Option Properties") for an aggregate estimated purchase price of approximately $138 million. The Option Properties are expected to be completed between April 1998 and October 1998. It is intended that the acquisition of the Option Properties and any related land parcels will be funded by the Bank Credit Facility.
     The Company intends to lease the Option Properties to AMC pursuant to leases that provide for annual base rent escalation and, if revenues exceed the baseline amounts, annual percentage rent.

     FUTURE AMCE PROPERTIES. Pursuant to the AMCE Right to Purchase Agreement, the Company has the right of first refusal and first offer to acquire and lease back to AMC any megaplex theatre and related entertainment property acquired or developed and owned (or ground-leased) by AMCE or its subsidiaries, exercisable for a period of five years following the closing of the IPO, upon AMCE's intended disposition of the property. The Company expects that AMCE and its subsidiaries will continue to acquire and/or develop and own such properties, although AMCE will be free to lease entertainment and entertainment-related properties from owners other than the Company.

     OTHER MEGAPLEX PROPERTIES. In addition to the anticipated future growth in properties developed by AMCE, the Company believes additional megaplex theatres will be developed by other operators. The Company intends to pursue opportunities to acquire high-quality properties from other operators with a strong market presence and believes it will have opportunities to purchase megaplex theatres developed by such operators. See "Markets and Competition," this Item.

     ENTERTAINMENT THEMED RETAIL CENTERS. The Company intends to pursue opportunities to acquire ETRCs, which are generally large multi-tenant retail developments that incorporate such elements as megaplex theatres, restaurants, book and/or music superstores, interactive entertainment venues and other specialty retail that is oriented to entertainment or leisure-time activities. The Company believes the most important component of an ETRC is a megaplex theatre due to its ability to generate substantial customer traffic to the site. Such centers typically attempt to provide a family entertainment experience by creating an atmosphere of fun and excitement. The Company believes ETRCs broaden the traditional retail shopping concept and attract a greater number of customers to spend more time and money at a single location. The Company also believes access to capital in this developing market is generally limited for operators other than the largest entertainment companies. As a result of the significant capital commitment involved in building such properties and the experience and relationships of the Company's management, the Company believes it will have opportunities to provide capital to businesses that seek to develop and operate such properties but would rather lease than own the properties. The Company's ability to finance the acquisition and development of such properties should enable it to grow and diversify its asset base.

The Company believes it will have opportunities to provide capital to developers and operators of entertainment and entertainment-related properties due to its strong capital base of shareholders' equity, the funds available under its Bank Credit Facility and its potential access to capital markets. The Company also believes it should be in a position to acquire new properties for cash, Shares or a combination thereof, creating the opportunity for transactions structured on a tax-deferred basis to the seller (through a subsidiary partnership or otherwise) and thereby potentially reducing the price that would be paid in all-cash transactions.

OPERATING STRATEGIES

 .    Purchase single-tenant properties supported by long-term
     leases or multi-tenant properties that are substantially leased to minimize the risks inherent in initial leasing.

 .    Structure leases, where possible, on a triple net or similar basis under which the tenants bear the principal financial and operational risks of the properties.

 .    Provide in the leases for contractual increases in rent
     and/or percentage rent based upon a percentage of a tenant's gross sales over a pre-determined level.

 .    Develop and maintain long-term working relationships with
     theatre, restaurant, retail and other entertainment-related business operators.

 .    Diversify the Company's asset base by property type and
     tenant.

     LEASE RISK MINIMIZATION. To avoid initial lease-up risks and produce a predictable income stream, the Company intends to acquire single-tenant properties that are leased under long-term leases or multi-tenant properties that are substantially leased. The Company's existing Properties are, and the Option Properties (to the extent acquired) will be leased to AMC with initial terms ranging from 13 to 15 years. The Company believes its willingness to make long-term investments in properties offers tenants financial flexibility and allows tenants to allocate capital to their core businesses.

     LEASE STRUCTURE. The Company intends to structure leases, where possible, on a triple-net or similar basis under which the tenants bear the principal portion of the financial and operational responsibility for the properties. During each lease term and any renewal periods, the Company intends to provide for annual increases in rent and/or provide for percentage rent based upon a percentage of the tenant's gross sales over a pre-determined level.

     TENANT RELATIONSHIPS. The Company will seek to develop and maintain long-term working relationships with theatre, restaurant and other entertainment-related business operators (including AMC) by providing capital for multiple properties on a national basis, thereby adding additional efficiency and value to such operators and the Company. In addition to AMC, the Company will target tenants whose competitive position and financial strength are deemed adequate to enable them to meet their obligations throughout the lease terms.

     PORTFOLIO DIVERSIFICATION. The Company will endeavor to diversify its asset base by property type and tenant. In pursuing this diversification strategy, the Company will target theatre, restaurant, retail and other entertainment-related business operators that management views as leaders in their market segments and that have the financial strength to compete effectively and perform under their leases with the Company. As ETRCs include an increasing number of diverse tenants, the Company expects it will be able to serve the widening demands of this market and that its portfolio will reflect these additional complementary businesses.

CAPITALIZATION STRATEGIES

 .    Employ moderate leverage, pursuant to the Bank Credit
     Facility or otherwise, to fund additional acquisitions.

 .    Maintain a debt to total market capitalization ratio of less than 50%.

 .    Pay regular distributions and periodically increase
     distributions as increases in FFO and Cash Available for Distribution (net earnings plus depreciation and amortization minus capital expenditures and principal payments on indebtedness) are experienced.

     MODERATE USE OF LEVERAGE; DEBT TO TOTAL MARKET CAPITALIZATION. The Company will seek to enhance shareholder return through the moderate use of leverage. The Company intends to use the $200 million Bank Credit Facility to fund the acquisition of the remaining Option Properties, related land parcels and additional properties consistent with the Company's investment policies. In addition, the Company may in the future obtain secured debt and/or refinance its existing debt with long-term debt or the issuance of additional equity as circumstances warrant. The Company expects to maintain a debt to total market capitalization ratio (i.e., total debt of the Company as a percentage of equity market value plus total debt) of less than 50%.

     PAYMENT OF REGULAR DISTRIBUTIONS. The Company has paid and intends to continue paying quarterly distributions to its shareholders. Among the factors the Board of Trustees will consider in setting the distribution rate will be the Company's results of operations, including FFO per Share, and the Company's Cash Available for Distribution. The Company expects to periodically increase distributions as FFO and Cash Available for Distribution increase and as other considerations and factors warrant.

There can be no assurance the foregoing objectives will be achieved. See "Cautionary Statement Regarding Forward-Looking
Information" in Item 7 of this Form 10-K.

                     MARKETS AND COMPETITION

     The Company competes for real estate financing opportunities with traditional financial sources such as banks, non-bank providers of leveraged lease and other structured finance facilities, equity markets and insurance companies, as well as other REIT's. The popularity of REIT's as real estate financing vehicles, and thus the competition for high quality acquisition opportunities, has increased in recent years and is expected to continue to do so in the foreseeable future. While the Company was the first publicly traded REIT formed to specialize in entertainment-themed properties, other entertainment-oriented REIT's may enter the market in the future as new megaplex theatres and ETRC's are developed. The Company believes its capital base, access to financing and the industry relationships of its management will enable the Company to compete effectively for acquisition and financing opportunities.

                            EMPLOYEES

     The Company has six employees, including four executive and two administrative employees.







      [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

ITEM 2.   PROPERTIES

Since November 18, 1997, the effective date of the IPO, the Company has acquired 13 megaplex theatre Properties from AMC or its affiliates.

The following table lists the Company's Properties, their locations, acquisition dates, number of theatre screens, number of seats, gross square footage, acquisition cost, annual rents and, where applicable, their national ranking in terms of ticket revenues:


                                                           Building           Annual
                                     Acquisition           (gross    Cost      Rent  Industry
Property             Location       Date Screens  Seats     sq. ft)  $000      $000  Ranking/1/

Grand 24 /2/        Dallas, TX       11/97  24    5,067    98,175   18,600    1,953      6
Mission
 Valley 20/3/       San Diego, CA    11/97  20    4,361    84,352   16,300    1,711      4
Promenade 16 /2/    Los Angeles, CA  11/97  16    2,860   129,822   28,500    2,992     37
Ontario
 Mills 30 /2/       Los Angeles, CA  11/97  30    5,469   131,534   25,300    2,656     12
Lennox 24 /2/       Columbus, OH     11/97  24    4,412    98,261   12,900    1,354     10
West Olive 16 /2/   St. Louis, MO    11/97  16    2,817    60,418   17,800    1,869     N/A
Studio 30 /2/       Houston, TX      11/97  30    6,032   136,154   26,400    2,772     N/A
Huebner Oaks 24 /2/ San Antonio, TX  11/97  24    4,400    96,004   16,900    1,774     N/A
First Colony 24 /3/ Houston, TX      12/97  24    5,098   107,690   19,100    2,005     N/A
Oakview 24 /3/      Omaha, NE        12/97  24    5,098   107,402   16,700    1,753     N/A
Leawood Town
  Center 20/2//4/   Kansas City, MO  12/97  20    2,995    75,224   15,800    1,659     N/A
Gulf
 Pointe 30/2//5/    Houston, TX      02/98  30    6,008   130,891   25,800    2,709     N/A
South
  Barrington
  30/2//6/          Chicago, IL      03/98  30    6,210   130,891   34,500    3,622     N/A
                    TOTAL                  312   60,827  1,386,818 $274,600 $28,829


/1/  Among United States theatres based on ticket revenues for the year ended December 31, 1997, according to daily grosses collected from participating exhibitors and published to subscribers by Entertainment
     Data Incorporated.  No ranking is provided for theatres that were not operational during the entire period.

/2/  Fee simple title acquired

/3/  Third party ground leased Property.  Although the Company is the tenant under the ground leases and has assumed responsibility for performing the obligations thereunder, pursuant to the Leases, AMC is responsible for performing the Company's obligations under the ground leases.

/4/  The Leawood Town Center property is located in an affluent Kansas suburb of the Kansas City, Missouri metropolitan area.

/5/  In addition to the theatre property itself, the Company has acquired three pad sites in front of the theatre which the Company intends to ground lease or sell to restaurant or other entertainment themed operators.

/6/  Held in the name of a wholly-owned subsidiary of the Company.


<TABLE\>


Each Property has been leased back to AMC in accordance with the terms of a triple net Lease at the annual rental rate listed above for each Property. See "Leases," this Item.








The Purchase Price for each Property was determined by the management of both AMCE and the Company as the cost of developing and constructing such Property.

The Lease payment obligations with respect to each Property were determined by the management of AMCE and the Company and were not negotiated on an arms-length basis. The Lease payments are based on an initial capitalization rate of 10.5%, which the Company believes reflects the fair market value of the Properties to the Company based on rates for comparable triple net lease transactions.

The Properties are operated by AMC as megaplex movie theatres under the terms of each Lease.

THE OPTION PROPERTIES

Certain information regarding each of the remaining Option
Properties, including the purchase price payable by the Company therefor, is set forth below. The Company acquired one Option
Property, Gulf Pointe 30 in Houston, Texas, in February 1998.

                                                                 Estimated
                           Estimated        Building Anticipated   Purchase
                            No. of           (gross  Opening        Price
Property        Location   Screens  Seats    sq. ft.) Date/1/      ($000)/2/

Cantera 30(4)  Chicago, IL   30     6,210   130,757    4/98        34,400
Mesquite
  30(3)(4)     Dallas, TX    30     6,008   130,891    4/98        23,500
Hampton Town
  Center 24(3) Norfolk, VA   24     5,098   107,396    4/98        26,100
Livonia 20     Detroit, MI   20     4,056    85,688   10/98        27,500
               TOTAL        134    27,380   585,623              $138,500

/1/ If the Company acquires an Option Property, the Company will pay the purchase price and AMC will commence paying rent under the applicable lease on the date such Option Property is acquired by the Company.

/2/ Purchase prices are estimated but are not expected to materially change. The actual purchase price for each Option Property will equal the cost to AMC of developing and constructing such Property at the time of acquisition by the Company.

/3/ AMC currently leases such properties from a third party owner/lessor. The Company has an option to acquire such properties from the owner/lessor. Such properties will be acquired without representation or warranty by, or recourse to, the owner/lessor, and the Company will be responsible for all transaction costs.

/4/ The Company has the option to acquire the land parcels adjacent to this theatre if such land parcels are not under contract for sale or sold at the time of the related theatre acquisition.

FUTURE AMCE PROPERTIES

It is anticipated that AMCE or its subsidiaries will acquire or develop additional entertainment or entertainment-related properties in the future. The Company and AMCE have entered into the AMCE Right to Purchase Agreement, pursuant to which the Company has a right of first refusal and first offer to acquire and lease back to AMC any megaplex theatre and related entertainment property acquired or developed and owned (or ground- leased) by AMCE or its subsidiaries, exercisable for a period of five years following the date of the IPO, upon AMCE's intended disposition of such property. The purchase price and the initial annual rental rate on each property leased back to AMC will be determined through the right of first refusal and first offer process at the time of such acquisition and lease-back.

LEASES

Each of the Company's existing Properties has been leased-back to AMC. AMC's obligations under each Lease are guaranteed by AMCE.
The Leases have initial terms ranging from 13 to 15 years (the
"Fixed Term") and may be extended upon the same terms and conditions for four additional five-year terms (each, an "Extended Term") at the option of AMC. The Leases are triple net leases that require AMC to pay substantially all expenses associated with the operation of the Properties, such as taxes and other governmental charges, insurance, utilities, service, maintenance and any ground lease payments. Each Lease requires that, for a specified period, AMC must operate the Property only as a movie theatre and for activities incidental thereto.

The rental schedules under the Leases are expected to provide for a relatively stable source of cash flow and opportunities to participate in any future growth in revenues experienced by AMC.
The rent for the first year under each Lease is initially set at a fixed amount and is subject to increase each year by the annual percentage increase in the Consumer Price Index ("CPI"), not to exceed 2%, times the base rent applicable to that Property for the preceding year (the "Base Rent Escalation"). In addition,
AMC is obligated to pay percentage rent on revenues in excess of a baseline amount ("Annual Percentage Rent"). However, the Company does not expect to receive any Annual Percentage Rent for at least five years.

During each Fixed Term, certain obligations, including payment obligations, of AMC under each Lease is cross-defaulted to each of the other Leases until AMCE's senior debt obligations or corporate credit rating are rated investment grade or AMC's rental payments to the Company represent less than 50% of the Company's rental income for any fiscal quarter. The Company has general recourse to AMC under the Leases and to AMCE under its guarantee of AMC's Lease obligations, but AMC's payment obligations under the Leases and AMCE's obligations under its guarantees are not secured by any assets of AMC or AMCE.

Following are narrative descriptions of each of the Company's existing Properties. All references to national rankings in theatre gross receipts are derived from information collected from participating exhibitors and published to subscribers by Entertainment Data Incorporated.

GRAND 24. The Grand 24 was the first megaplex theatre opened by AMC in May 1995. It is a free-standing theatre located on a 21.2 acre site at 10110 Technology Boulevard East (in the Stemmons
Crossroads development, at the intersection of I-35 and Northwest
Highway) in Dallas, Texas. The theatre has 98,175 square feet and 5,067 seats. The theatre site includes a 2,600-space free parking area and tram service is provided to the theatre. Its box office has 12 stations, and there are three concessions stands with 21 total stations. Theatre amenities include stadium
AMC LoveSeat [Trademark] style seating, 46-inch spacing between rows, SDDS [Trademark], TORUS [Trademark] Compound Curved
Screens, HITS [Trademark] and advance ticket purchase by TeleTicket [Trademark]. Eight restaurants and clubs are located near the theatre site. During 1997, the Grand 24 was the sixth highest grossing theatre in the United States.

Based on the 1990 U.S. Census, there are approximately 460,000 people residing within seven miles of the Grand 24. The Grand 24 site is subject to standard and customary utility and other easements, certain covenants and restrictions and certain reciprocal easements regarding access and the construction of a pedestrian bridge linking the Grand 24 site to adjoining properties.

MISSION VALLEY 20.  The Mission Valley 20 opened in December
1995. It is located in the Mission Valley Center shopping complex, on Interstate 8 at the Mission Center Road exit in San
Diego, California. The ground lease is for 77,000 square feet, and the theatre has 84,352 square feet and 4,361 seats. Free parking for patrons is available throughout the shopping complex, including under the theatre and on the south side of the shopping center. The theatre box office has 15 stations, and there are two concessions stands with 34 total stations. Other amenities include stadium AMC LoveSeat [Trademark] style seating, 46-inch spacing between rows, SDDS [Trademark], advance ticket purchase by TeleTicket [Trademark], TORUS [Trademark] Compound Curved
Screens and HITS [Trademark]. During 1997, the Mission Valley 20 was the fourth highest grossing theatre in the United States.

The Mission Valley Center is a one-level outdoor mall with 1.3 million square feet on 48.1 acres. The Mission Valley Center opened in 1961 with 100 shops, including the May Company and Montgomery Wards Department Store. In 1975, the Mission Valley
Center expanded by adding Bullock's and 44,000 square feet of specialty shops. In 1983, the Mission Valley Center also added
50 more specialty shops. Based on the 1990 U.S. Census, there are approximately 490,000 people residing within five miles of the Mission Valley 20. The ground-leased parcel for the Mission
Valley 20 site is subject to various reciprocal easements, restrictions, covenants and other agreements for the operation of the Mission Valley Center.

The Mission Valley 20 ground lease was entered into in 1994 and has a 30-year initial term expiring in March 2024, with two, ten-year extension options exercisable by the tenant. Minimum rent is $10 per square foot ($764,850 per annum) through year 11 of the lease, increasing by an amount equal to $2 per square foot in year 12 and each five-year period thereafter to $18 per square foot in year 27 of the ground lease. Minimum rent in the first option period is $20 per square foot, and increases by an amount equal to $2 per square foot at the commencement of each successive option period. The ground lease also requires percentage rent, commencing in year seven (2001), of 10% of gross sales over specified breakpoints. During the first ten years of the ground lease, the property may only operate as a theatre;
thereafter, with the consent of the landlord and the major tenants of the shopping center, up to 25,000 square feet of the property may be used to operate up to two retail businesses.
Pursuant to the Lease, all of the Company's obligations under the ground lease, including rental payment obligations, are the responsibility of AMC.

PROMENADE 16. The Promenade 16 opened in March 1996. It is located on a 6.2 acre site in The Promenade at Woodland Hills shopping complex at the intersection of 101 Freeway and Topanga
Canyon Boulevard in Woodland Hills, California.  The building has
129,822 square feet, including the theatre that has 60,000 square feet and 2,860 seats. Free parking is available in the shopping complex parking lots located around the theatre and the mall.
The theatre box office has eight stations; in addition, there are four self-service box offices outside the box office where purchasers may purchase tickets or pick up "will-call" tickets.
The theatre has three concessions stands with 26 total stations.
Some concessions stations include pass-through concessions service. Amenities include stadium AMC LoveSeat [Trademark] style seating, 46-inch spacing between rows, SDDS [Trademark], advance ticket purchase by TeleTicket [Trademark], TORUS
[Trademark] Compound Curved Screens, and HITS [Trademark].
During 1997, the Promenade 16 was the thirty-seventh highest grossing theatre in the United States.

The Promenade at Woodland Hills shopping complex is a two-level, enclosed mall having 600,000 square feet of gross leasable area on 34 acres. The shopping complex opened in 1973 and was fully renovated in 1992. In addition to the AMC Promenade 16 theatre, the Promenade at Woodland Hills shopping complex is anchored by a Macy's and Macy's Men's and Children's stores and features 80 specialty shops and restaurants. Based on the 1990 U.S. Census, there are approximately 450,000 people residing within seven miles of the Promenade 16. The Promenade 16 site is subject to various reciprocal easements, restrictions, covenants and other agreements for operation of the Promenade shopping complex. An agreement with the developer of the shopping complex contains a covenant to operate the theatre facility only as a theatre for a period of 10 years, certain restrictions on the use of the retail portions of the property and restrictions on the transfer of the theatre facility. It further grants to the developer of the shopping complex an option to purchase the theatre facility if at least 35,000 square feet (or 10 screens) of the facility is not operated as a theatre. The Promenade 16 site includes a 20,000 square foot food court, which includes 5,000 square feet available for lease of which 3,700 square feet currently is leased to six tenants. There is also 40,000 square feet of retail space below the theatre that is currently vacant. AMC has leased the entire site from the Company.

ONTARIO MILLS 30.  The Ontario Mills 30 opened in December 1996.
It is located on a 14.7 acre site at the intersection of 4th
Street and Milliken Avenue in the Ontario Mills Mall in Ontario,
California.  The theatre has 131,534 square feet and 5,496 seats.
Free parking is available to patrons in the 7,500-space Ontario
Mills parking lots around the theatre and the mall. The theatre has three box offices with a total of 15 stations, as well as two automated ticket dispensers for pick up of TeleTicket [Trademark] purchases. There are three concessions stands with a total of 42 stations, all of which feature pass-through concessions service.
Amenities include stadium AMC LoveSeat [Trademark] style seating, 46-inch spacing between rows, SDDS [Trademark], TORUS [Trademark]
Compound Curved Screens, HITS [Trademark], advance ticket purchase by TeleTicket [Trademark], an Image Video Entertainment
Wall which plays continuous digitized images of coming attractions and current releases, two arcade areas and a private room for party rentals and events. During 1997, the Ontario
Mills 30 was the twelfth highest grossing theatre in the United
States.

The Ontario Mills Mall is a 1.7 million square foot mall located on the northwest corner of the intersection of the Interstate 10 and Interstate 15 freeways and is one of California's largest outlet malls. The Ontario Mills 30 is the Ontario Mills Mall's key entertainment anchor of a total of 13 anchors including
Clearinghouse by Saks Fifth Avenue, J.C. Penney Outlet, Sports
Authority, Marshall's, Burlington Coat Factory and Bed, Bath and
Beyond.  Other entertainment stores and attractions include Sega
Gameworks, Wolfgang Puck Cafe, Virgin Megastore and the Warner
Bros. Studio Store Outlet. Based on the 1990 U.S. Census, there are approximately 470,000 people residing within seven miles of the Ontario Mills 30. The Ontario Mills 30 site is subject to standard and customary utility and other easements and certain reciprocal easements, covenants, conditions and restrictions regarding access, parking, passage, signs and utility lines over, and the construction of the common areas of the Ontario Mills
Mall. An agreement with the developer contains a covenant to operate the AMC facility only as a theatre for a period of 10 years (subject to limited exceptions) and provides to such developer an option to purchase the property if it is not used as a theatre for a term of 40 years after the expiration of the initial 10 year operating covenant period. For 15 years from the date AMC acquired the property, the developer has a right of first offer and a right of first refusal with respect to any future sale or lease by the Company of substantially all of the Property. The price to be paid for the Property pursuant to such purchase option is its fair market value as determined by the procedure set forth in such agreement.

LENNOX 24. The Lennox 24 opened in December 1996. It is located on a 10.6 acre ground leased site in the Lennox Town Center shopping complex on Olentangy River Road and Route 315 in Columbus, Ohio. The theatre has 98,261 square feet and 4,412 seats. Approximately 800 parking spaces are allocated specifically for AMC's patrons, and an additional 662 spaces are available within the Lennox Town Center; 1,000 additional spaces will be available when the Lennox Town Center is completely finished. Theatre box offices feature a total of 14 stations, and there are two "will-call" stations for advance ticket sales and pickups. A guest services kiosk allows patrons to make special arrangements, as well as purchase gift certificates, and offers other services to moviegoers. The theatre has three concessions stands with 38 total stations, some of which feature pass-through concessions service. Amenities include stadium AMC
LoveSeat [Trademark] style seating, 46-inch spacing between rows, SDDS [Trademark], advance ticket purchase by TeleTicket
[Trademark], TORUS [Trademark] Compound Curved Screens and HITS
[Trademark]. During 1997, the Lennox 24 was the tenth highest grossing theatre in the United States.

The Lennox Town Center is a regional shopping center with 320,000 square feet of leasable area on 37.5 acres. It is located approximately four miles northeast of downtown Columbus, and is near Ohio State University which is just across the Olentangy
River to the east.  Lennox Town Center's anchor tenants include
Target and Barnes and Noble. Based on the 1990 U.S. Census, there are approximately 525,000 people residing within seven miles of the Lennox 24. The Lennox 24 is subject to standard and customary utility and other easements.

The Lennox 24 ground lease was entered into in 1995 and has a 25-year initial term ending in the year 2020, with ten, five-year renewal options exercisable by the tenant. Annual minimum rent is $537,578 through year five of the ground lease, increasing by $50,000 per annum in year six, $55,000 per annum in year 11, $61,000 per annum in year 16 and $66,000 per annum in year 21.
Annual rentals during the option periods commence at $805,860 during the first period and increase to $1,900,000 per annum in the tenth option period. During the initial term, there is also percentage rent due in an amount per annum equal to two percent of gross sales over a specified breakpoint in each lease year.
The property must be operated as a theatre through year five of the ground lease, but thereafter may be operated for any lawful retail, service or entertainment use (subject to rights of exclusivity granted other tenants). Pursuant to the Lease, all of the Company's obligations under the ground lease, including rent payment obligations, are the responsibility of AMC.

WEST OLIVE 16. The West Olive 16 opened in April 1997. It is a free-standing theatre located on an 8.02 acre site in a multi-use development at the intersection of Olive and Interstate 270 in St. Louis, Missouri. The theatre has 60,418 square feet and 2,817 seats. Free parking is available around the theatre in 1,850 spaces. The theatre has two box offices with a total of eight stations and two concessions stands with a total of 24 stations. Some concessions stations include pass-through concessions service. Other amenities include stadium AMC
LoveSeat [Trademark] style seating, 46-inch spacing between rows, SDDS [Trademark], TORUS [Trademark] Compound Curved Screens and
HITS [Trademark]. Based on the 1990 U.S. Census, there are approximately 330,000 people residing within seven miles of the West Olive 16. The West Olive 16 is subject to standard and customary utility and other easements.

STUDIO 30. The Studio 30 opened in May 1997. It is a free-standing theatre located on a 21.56 acre site adjacent to a Wal-Mart and a Sam's Club store located on the southeast corner of Westheimer and Dunvale in Houston, Texas. The theatre has
136,154 square feet and 6,032 seats. Free parking is available to patrons on the project site in 2,000 spaces around the theatre. The theatre has three box offices with a total of 15 stations and three concessions stands with a total of 45 stations. All of the concessions stands include pass-through concessions service. Other amenities include stadium AMC
LoveSeat [Trademark] style seating, 46-inch spacing between rows, SDDS [Trademark], TORUS [Trademark] Compound Curved Screens and
HITS [Trademark]. Based on the 1990 U.S. Census, there are approximately 760,000 people residing within seven miles of the Studio 30. The Studio 30 site is subject to standard utility easements and City of Houston general ordinances with respect to platting and building set-back lines.

HUEBNER OAKS 24. The Huebner Oaks 24 opened in June 1997. It is a free-standing theatre on a 13.56 acre site and serves as an anchor in a strip shopping center having other national tenants including Bed, Bath and Beyond, Old Navy, Pier 1 Imports and
Borders Books. The site is located at the intersection of Huebner Road and Interstate 10 in San Antonio, Texas. The theatre has 96,004 square feet and 4,400 seats. Parking for patrons is available in over 2,000 spaces located around the theatre building and 1,000 spaces in the shopping mall adjacent to the theatre property pursuant to a reciprocal easement agreement. The theatre has three box offices with a total of 15 stations and three concessions stands with a total of 43 stations. All of the concessions stands include pass-through concessions service. Other theatre amenities include stadium AMC
LoveSeat [Trademark] style seating, 46-inch spacing between rows, SDDS [Trademark], TORUS [Trademark] Compound Curved Screens and
HITS [Trademark]. Based on the 1990 U.S. Census, there are approximately 440,000 people residing within seven miles of the Huebner Oaks 24. The Huebner Oaks 24 is subject to standard and customary utility and other easements.

FIRST COLONY 24.  The First Colony 24 opened in December 1997.
The free-standing theatre is located on a 26.5 acre ground-leased site across the ring road from the First Colony Mall in Sugar
Land, Texas, a suburb of Houston. The theatre has 107,690 square feet and 5,098 seats. The site includes 2,200 parking spaces.
The theatre has two box offices with a total of 16 stations.
There are three concessions stands with a total of 40 stations, all of which feature pass-through concessions service. Other amenities include stadium AMC LoveSeat [Trademark] style seating, 46-inch spacing between rows, SDDS [Trademark], TORUS [Trademark]
Compound Curved Screens and HITS [Trademark].

The First Colony Mall is a regional mall with more than one million square feet of retail space located at the Southwest (US
59) and South Beltway 6 freeways. The mall is anchored by Foley's, Dillard's, J.C. Penney and Mervyn's. Based on the 1990
U.S. Census, there are approximately 270,000 people residing within seven miles of the First Colony 24. The First Colony 24 is subject to standard and customary utility and other easements.

The First Colony 24 ground lease was entered into in 1996 and has a 20-year initial term expiring in 2016, with six, five-year renewal options exercisable by the tenant. Annual minimum rent is $501,870 through year 10 of the ground lease, $552,057 for years 11 through 15 of the ground lease and $607,263 for years 16 through 20 of the ground lease. Annual minimum rent for each of the six, five-year renewal options is $667,989, $734,788, $808,267, $889,094, $978,003 and $1,075,803, respectively. In addition, there is also percentage rent due in an amount per annum equal to three percent of gross receipts over a specified breakpoint in each lease year. The property must be operated as a theatre through year 10 of the ground lease, but thereafter may be operated for any retail or entertainment use (subject to limited exceptions). Pursuant to the Lease, all of the Company's obligations under the ground lease, including rent payment obligations, are the responsibility of AMC.

Upon the occurrence of certain events, the ground lessor has the right to repurchase the First Colony theatre by paying to the Company its fair market value as determined by the appraisal procedure set forth in the ground lease. Those events include:
tenant's request for a change in the use of the premises, tenant's ceasing to operate in the premises for more than 18 consecutive months, or entry by AMC into a "major sublease" as defined in the ground lease after the expiration of the operating covenant. Generally, the ground lessor may in its sole discretion withhold consent to a subletting or assignment of the ground lease except to an eligible transferee. The Company believes that it and AMC are eligible transferees with respect to the assignment and sublease of the ground lease.

OAK VIEW 24. The Oak View 24 opened in December 1997. It is a free-standing facility located on a 20.4 acre ground-leased parcel in the Oak View Plaza shopping center at 144th and West
Center Road, in Omaha, Nebraska. The theatre has 107,402 square feet and 5,098 seats. Free parking is available in 1,350 shopping center spaces. The theatre has three box offices with a total of 14 stations and three concessions stands with a total of 40 stations. Some concessions stations include pass-through concessions service. Other theatre amenities include stadium AMC
LoveSeat [Trademark] style seating, 46-inch spacing between rows and SDDS [Trademark]. Some auditoriums feature TORUS [Trademark]
Compound Curved Screens and HITS [Trademark].

Oak View Plaza is a regional shopping complex located across the street from Oak View Mall. Oak View Plaza's anchor tenants include Kohl's, Barnes & Noble and Linens 'N' Things. Oak View
Mall's anchor tenants include Yonkers, Dillards, J.C. Penney and
Sears.  Based on the 1990 U.S. Census, there are approximately
260,000 people residing within seven miles of the Oak View 24.
AMC's interest under its ground lease in the Oak View 24 property is subject to standard and customary utility and other easements.

The Oak View 24 ground lease was entered into in 1996 and has a 20-year initial term expiring in October 2016, with six, five-year renewal options exercisable by the tenant. Fixed rental under the ground lease is $425,000 annually through the third year, increasing to $525,000 per annum in years four and five, then increasing in increments of $50,000 per annum in years six, 11 and 16. Rent during the option periods is $675,000 per annum, adjusted by changes in the consumer price index over the prior term. There is no percentage rent. The premises may be used for a theatre or any other lawful purpose. The tenant under the ground lease has an option to purchase the land commencing in year four of the ground lease at a price of $5,000,000, which purchase price increases in increments of $500,000 in years six, 11 and 16 of the ground lease. Pursuant to the Lease, all of the Company's obligations under the ground lease, including rent payment obligations, are the responsibility of AMC.

LEAWOOD TOWN CENTER 20.  The Leawood Town Center 20 opened in
December 1997. The free-standing theatre is located on an 8.4 acre site in the Leawood Town Center Plaza shopping center in an affluent Kansas suburb of Kansas City, Missouri. The theatre has 75,224 square feet and 2,995 seats. Parking is available in 3,300 parking spaces in lots around the mall and on-site. The theatre has one box office with a total of 12 stations as well as two automated ticket dispensers for pick-up of TeleTicket
[Trademark] purchases. There are three concessions stands with a total of 32 stations, all of which feature pass-through concessions service. Other amenities include stadium AMC
LoveSeat [Trademark] style seating, 46-inch spacing between rows, SDDS [Trademark], TORUS [Trademark] Compound Curved Screens and
HITS [Trademark].

The Leawood Town Center Plaza shopping center is located at 119th
Street and Roe in Leawood, Kansas and is anchored by a Jacobson's department store, a Galyans sporting goods store and the AMC theatre. It also features other retailers such as Williams
Sonoma, Barnes & Noble, Pottery Barn, The Gap, Gap Kids and The
Limited.  There are also 10 restaurants, including On The Border,
Houlihan's and Dean & Delucca, located at the shopping center.
Based on the 1990 U.S. Census, there are approximately 310,000 people residing within seven miles of the Leawood Town Center 20.
The Leawood Town Center 20 is subject to standard and customary utility and other easements.

GULF POINTE 30.  The Gulf Pointe 30 opened in December 1997.  It is a free-standing theatre located on a 34 acre site at the
Interstate 45 and South Beltway 8 freeways in Houston, Texas.
The theatre has 130,891 square feet and 6,008 seats.  The site includes 3,000 parking spaces.  The theatre has two box offices with a total of 18 stations.  There are three concessions stands with a total of 44 stations, all of which feature pass-through
concessions service.   Other amenities include stadium AMC
LoveSeat [Trademark] style seating, 46-inch spacing between rows,
SDDS [Trademark], TORUS [Trademark] Compound Curved Screens and
HITS [Trademark].

Based on the 1990 U.S. Census, there are approximately 295,000 people residing within seven miles of the Gulf Pointe 30. The
Gulf Pointe 30 is subject to standard and customary utility and other easements.

SOUTH BARRINGTON 30.  The South Barrington 30 opened in March
1998. It is a free-standing theatre located on a 25.3 acre site at the intersection of Interstate 90 and Barrington Road in South
Barrington, Illinois, a suburb of Chicago. The theatre has 130,891 square feet and 6,210 seats. The site includes 2,800 parking spaces. The theatre has two box offices with a total of 18 stations. There are three concessions stands with a total of 44 stations, all of which feature pass-through concessions service. Other amenities include stadium AMC LoveSeat
[Trademark] style seating, 46-inch spacing between rows, SDDS
[Trademark], TORUS [Trademark] Compound Curved Screens and HITS
[Trademark]. Based on the 1990 U.S. Census, there are approximately 400,000 people residing within seven miles of the South Barrington 30. The South Barrington 30 is subject to standard and customary utility and other easements.

Promenade 16 (approximately 10%) and South Barrington 30
(approximately 12%) each represents 10% or more of the Company's current total assets and pro forma 1998 rental revenues, assuming no additional properties are acquired in 1998.

OFFICE LOCATIONS. The Company maintains two offices, one in Kansas City, Missouri and one in Los Angeles, California. Each office suite is leased from a third party landlord. The Kansas
City office occupies a total of 1,534 square feet with annual rentals of $36,700. The Los Angeles office occupies a total of 1,494 square feet with annual rentals of $43,500 and an approximate 4.5% annual escalator.

ITEM 3.   LEGAL PROCEEDINGS

As of December 31, 1997, the Company was not party to any legal action.

On January 22, 1998, the Company filed suit against Station
Casinos, Inc. ("Station"), a Nevada corporation, in the United
States District Court for the Western District of Missouri.
Among other claims, the Company contends that Station is infringing the Company's trademark rights by announcing that it intends to convert its status to a REIT and to change its name to "Station Entertainment Properties, Inc."

Subsequent to filing the lawsuit, it was announced that a third party had reached an agreement to acquire Station. The Company believes this transaction could alter Station's plans to utilize the name "Station Entertainment Properties, Inc." which could make the Company's lawsuit moot.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY
          HOLDERS.

Not Applicable.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

Name                Age  Positions Held
Peter C. Brown      39   Chairman of the Board of Trustees
Robert L. Harris    39   President, Chief Development Officer and
                         Trustee
David M. Brain      41   Chief Financial Officer
R. Scott Christian  36   Treasurer/Controller

Peter C. Brown has served as Chairman of the Board of Trustees of the Company since August 1997 and has served as a director of AMCE and AMC since 1992. Mr. Brown was appointed President of
AMCE in 1997.  Mr. Brown served as Executive Vice President of
AMCE from 1994 to 1997.  Mr. Brown has served as Executive Vice
President of AMC since 1994, and as Chief Financial Officer of
AMCE and AMC since 1991.  Mr. Brown served as Senior Vice
President of AMCE and AMC from 1991 until his appointment as Executive Vice President in 1994. He served as Treasurer of AMCE and AMC from 1992 through 1994. Prior to 1991, Mr. Brown served as a consultant to AMCE. Prior to his engagement by AMCE, Mr.
Brown was a Vice President of DJS Inverness, Inc., an investment banking firm located in New York City. Mr. Brown is a graduate of the University of Kansas.

Robert L. Harris has served as President, Chief Development
Officer and a Trustee of the Company since August 1997.  From
1992 until joining the Company, he was employed by AMCE, most recently serving as a Senior Vice President of AMC in charge of its international efforts. From 1980 to 1992, Mr. Harris was employed by Carlton Browne & Company, a California-based real estate developer, serving as its President from 1985 to 1992.
During such employment, Mr. Harris was in charge of development projects totaling in excess of 3.0 million square feet, including more than 900,000 square feet of commercial/retail development.
Mr. Harris is a director of Imperial Bancorp's Financial Group and serves on the Board of Pepperdine University's George L.
Graziadio School of Business and Management. Mr. Harris is an alumnus of the University of Southern California. Mr. Harris is a member of the International Council of Shopping Centers (ICSC) and was a speaker on ETRC's at the last two ICSC regional conferences.

David M. Brain has served as Chief Financial Officer of the
Company since August 1997 and acted as a consultant to AMCE regarding the formation of the Company during July 1997. From
1996 until that time he was a Senior Vice President in the investment banking and corporate finance department of George K.
Baum & Company ("GKB"), an investment banking firm headquartered in Kansas City, Missouri. Mr. Brain's responsibilities at GKB included client advisory assignments involving the establishment of real estate joint ventures and the placement of debt and equity for real estate acquisitions and developments. Before joining GKB, Mr. Brain was in the Kansas City office of KPMG Peat
Marwick LLP as Managing Director of the Corporate Finance group, a practice unit that he organized and managed for over 12 years.
Besides his corporate finance experience, Mr. Brain has appeared numerous times as an expert witness in federal and state court regarding valuation matters. He received a Bachelor of Arts degree in Economics from Tulane University with honors, as well as Phi Beta Kappa and Tulane Scholar designations, and a Masters in Business Administration from the A.B. Freeman Graduate
Business School at Tulane University, where he was awarded an academic fellowship. Mr. Brain serves as a director of Capital for Entrepreneurs, Inc., a venture capital fund, the Center for Business Innovation, Inc., a not-for-profit small business incubator located on the campus of the University of Missouri at Kansas City, Weather Protection Systems, Inc., a vendor of tension fabric structures, and the Council for Entrepreneurship at the University of Missouri at Kansas City.

R. Scott Christian was recently appointed Treasurer/Controller of the Company. From August 1996 to November 1997, he had been
President of his own consulting company.  From 1993 to 1996, Mr.
Christian served as Chief Operating Officer of a privately held middle market mail order catalog company specializing in high-end apparel. In addition to operational responsibilities, Mr.
Christian was also responsible for all financial functions within the company. Prior to that, Mr. Christian was a manager in the Corporate Finance group of the Kansas City office of KPMG Peat
Marwick LLP for six years.  Prior to KPMG Peat Marwick, Mr.
Christian was the Vice President of Turner State Bank in Kansas
City. Mr. Christian managed all of the operations and financial areas of the bank including all financial institution regulatory reporting and compliance. He achieved Certified Cash Manager certification from the Treasury Management Association in 1991.
Mr. Christian received a BSBA and an MBA from the University of Kansas.










                             PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

The Company's Shares are traded on the New York Stock Exchange under the symbol EPR. The Company's Shares commenced trading on November 18, 1997. The following table sets forth the range of high and low closing prices of the Company's Shares during the six week period ended December 31, 1997 in which the Company's
Shares were publicly traded in 1997:

Fiscal Year 1997                High                     Low
  Fourth Quarter (six weeks)   19 7/8                  18 7/8


At March 17, 1998, there were approximately 8,100 holders of record of the Company's Shares.

On December 16, 1997, the Company's Board of Trustees declared an
$0.18 per Share dividend which was paid in January 1998. This dividend represented an 8% average annual return based on the weighted average number of Shares outstanding for the fourth quarter of 1997 and based on the initial public offering price of $20 per Share. On March 11, 1998, the Board of Trustees declared a dividend of $.40 per Share to be paid in the second quarter of 1998. This dividend represents an 8% average annual return based on the weighted average number of Shares outstanding for the first quarter of 1998 and based on the initial public offering price of $20 per Share.

The Board of Trustees and Company management expect to distribute a substantial portion of the Company's FFO as dividends on a quarterly basis. The Credit Agreement entered into by the Company in connection with the Bank Credit Facility restricts the Company from paying dividends in excess of 95% of FFO during the first year of the Credit Agreement and 90% of FFO in any year thereafter, provided that the Company may at all times pay such dividends as required to maintain its status as a REIT. Upon any Event of Default by the Company under the Credit Agreement, the Company would be permitted to pay dividends only to the extent required to maintain its status as a REIT.

USE OF PROCEEDS FROM REGISTERED SECURITIES

On November 18, 1997, the Company's Registration Statement on
Form S-11 and Form S-3 with respect to the Shares offered and sold in the IPO, Registration No. 333-35281, was declared effective by the Securities and Exchange Commission. The offering was underwritten by a syndicate of which Goldman, Sachs
& Co., Morgan Stanley Dean Witter, Furman Selz, Prudential
Securities Incorporated and Salomon Brothers Inc. served as managing underwriters. The Company registered 13,800,000 Shares for sale at the public offering price of $20 per Share and the aggregate public offering price of $276 million. All of such Shares were sold in the offering at the public offering price.
The Company incurred underwriting discounts and commissions and underwriting expenses in the amount of $19.2 million and incurred other offering expenses (including legal, accounting, printing, travel and other fees and Company formation expenses) in the aggregate amount of $2.4 million, for a total aggregate expense amount of $21.6 million. A total of approximately $355,000 of such offering and formation expenses was advanced by AMCE on behalf of the Company and will be reimbursed by the Company to AMCE. The net offering proceeds to the Company, after deducting all expenses of the offering, were $254.4 million.








On November 24, 1997, the Company used $162.7 million of net offering proceeds to acquire eight megaplex theatre properties from AMCE (or its subsidiaries). These eight properties were:
Grand 24 in Dallas, Texas; Mission Valley 20 in San Diego,
California; Promenade 16 in Los Angeles, California; Ontario
Mills 30 in Los Angeles, California; Lennox 24 in Columbus, Ohio;
West Olive 16 in St. Louis, Missouri; Studio 30 in Houston,
Texas; and Huebner Oaks 24 in San Antonio, Texas.

On December 22, 1997, the Company used $51.6 million of net offering proceeds to acquire three megaplex theatre properties from AMCE. These three properties were: First Colony 24 in Houston, Texas; Oak View 24 in Omaha, Nebraska; and Leawood Town
Center 20 in Kansas City, Missouri.

On February 2, 1998, the Company used $27.6 million in net offering proceeds to acquire one megaplex theatre property, Gulf
Pointe 30 in Houston, Texas, from AMCE as well as three adjacent land parcels which the Company is holding for future development.

On March 9, 1998, the Company acquired one megaplex theatre property, South Barrington 30 in Chicago, Illinois, from AMCE.
The purchase price for South Barrington 30 ($34.5 million) was paid $13.5 million from offering proceeds and the remaining $21 million with proceeds drawn by the Company under the Bank Credit
Facility. Upon the purchase of South Barrington 30, the Company had fully deployed its initial public offering proceeds.





      [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]










ITEM 6.   SELECTED FINANCIAL DATA.

The following selected historical financial information represents the results of operations of the Company for the period August 29, 1997 (inception) to December 31, 1997 and the financial position of the Company as of the end of such period.

INCOME STATEMENT DATA                   45 Days Ending
   (In thousands of dollars)            December 31, 1997
Rental revenue                               $1,887
Personnel expense                               183
Business development expense                     12
Shareholder expense                              22
Administrative expense                          144
   Earnings before interest,
   taxes, depreciation and amortization       1,526

Depreciation and amortization                   668
   Earnings before interest and taxes           858

Net interest expense                           (584)
   Net income                                $1,442

FUNDS FROM OPERATIONS
Net income                                   $1,442
Property depreciation significant
  to real estate                                659
   Funds from Operations                     $2,101

PER SHARE INFORMATION
  (based on 13,860,100 shares
    outstanding as of December 31, 1997)
Net income                                   $0.10
Funds from Operations                        $0.15
Dividends per share                          $0.18

BALANCE SHEET DATA
(in thousands of dollars)               December 31, 1997

Net investment in real estate                $213,812
Cash and cash equivalents                      45,220
Other assets                                      456
   Total assets                              $259,488

Current liabilities                            $8,262
Stockholders' equity                          251,226
   Total liabilities and
    stockholders' equity                     $259,488










ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the accompanying Financial Statements and Notes thereto of the Company. The forward-looking statements included in this discussion and elsewhere in this Form 10-K involve risks and uncertainties, including anticipated financial performance, business prospects, industry trends, anticipated capital expenditures, shareholder returns and other matters, which reflect management's best judgment based on factors currently known. Actual results and experience could differ materially from the anticipated results and expectations expressed in the Company's forward-looking statements.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

WITH THE EXCEPTION OF HISTORICAL INFORMATION, THIS REPORT ON FORM
10-K CONTAINS FORWARD-LOOKING STATEMENTS AS DEFINED IN THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND IDENTIFIED
BY SUCH WORDS AS "WILL BE," "INTEND," "CONTINUE," "BELIEVE,"
"MAY," "EXPECT," "HOPE," "ANTICIPATE," "GOAL," "FORECAST," OR
OTHER COMPARABLE TERMS.  THE COMPANY'S ACTUAL FINANCIAL
CONDITION, RESULTS OF OPERATIONS OR BUSINESS MAY VARY MATERIALLY
FROM THOSE CONTEMPLATED BY SUCH FORWARD LOOKING STATEMENTS AND
INVOLVE VARIOUS RISKS AND UNCERTAINTIES, INCLUDING BUT NOT
LIMITED TO THE FOLLOWING:

 .    The Company's initial dependence on a single tenant and
     lease guarantor for its lease revenues and ability to make distributions to its shareholders
 .    The Company's future ability to diversity its portfolio
 .    Potential conflicts of interest involving the Company and
     its initial tenant and lease guarantor
 .    Competition from other entities providing capital to the
     entertainment industry
 .    Dependence on key personnel
 .    Operating risks in the entertainment industry that may
     affect the operations of the Company's tenants
 .    Tax risks arising from the Company's continuing ability to qualify as a REIT
 .    Interest rates and availability of debt financing
 .    General real estate investment risks
 .    Other risk and uncertainties

INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH
FORWARD-LOOKING STATEMENTS, AND ARE ENCOURAGED TO REVIEW THE RISK
FACTORS IDENTIFIED IN THE COMPANY'S PROSPECTUS CONTAINED IN THE
REGISTRATION STATEMENT ON FORM-11 AND FORM S-3.

RESULTS OF OPERATIONS

The Company began operations concurrent with its initial public offering on November 18, 1997. Consequently, there is no historic information with which to compare current results.

During the period from November 18, 1997 (commencement of operations) to December 31, 1997, the Company had net income of $1.44 million or $0.10 per Share on rental income of $1.9 million or $0.14 per Share. FFO was $2.1 million or $0.15 per Share.
General and administrative expense totaled $361,000.








As of the first quarter of 1998, the Company has acquired all of the Initial Properties plus one Option Property in accordance with the original schedule proposed in the Prospectus. Assuming that the remaining Option Properties are purchased on schedule, the Company believes it will meet or exceed its 1998 rental income goal as stated in its Prospectus (for the 12 months ending
November 30, 1998).

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1997 the Company had $45.2 million in cash and short term investments. The Company deployed this cash in 1998 with its February and March acquisitions of Gulf Pointe 30 and South Barrington 30, respectively.

The Company entered into a three year unsecured revolving credit facility (the "Bank Credit Facility") on March 2, 1998. The Bank
Credit Facility provides for up to $200 million of unsecured credit availability to fund additional property acquisitions and Company operations. The availability under this Credit Facility is determined by applying a 10.75% capitalization rate to the net operating income of eligible properties and multiplying the result by 50%. The Company drew $21 million under the Bank
Credit Facility in March 1998 to complete the acquisition of South Barrington 30. The Company anticipates it will draw an additional $109 million over the course of 1998 to fund its acquisition of the four remaining AMCE Option Properties. The remaining credit availability of $69 million will be utilized, to the extent opportunities present themselves, to acquire entertainment properties from other operators and, to the extent required to supplement cash flow from operations, to fund operations. The Bank Credit Facility contains a number of financial covenants and restrictions, including restrictions on the amount of secured indebtedness that can be obtained by the Company, a restriction on dividends to 95% of FFO in year one and 90% of FFO thereafter, and provisions governing the eligibility and value of properties for borrowing base calculations.

Management is considering obtaining a long term secured credit facility which would securitize certain specific properties in its portfolio in order to take advantage of the relatively low long term rates currently available in the marketplace. This long term secured credit facility would mitigate a significant portion of the interest rate risk potentially associated with the Bank Credit Facility. However, there can be no assurance secured financing will be available to the Company on favorable terms.

The Company anticipates that its cash from operations and credit availability under the Bank Credit Facility will provide adequate liquidity to conduct its operations, fund administrative and operating costs, interest payments and additional planned property acquisitions, and allow distributions to the Company's shareholders and avoidance of corporate level federal income or excise tax in accordance with Internal Revenue Code requirements for qualification as a REIT.

Should opportunities be presented for property acquisitions consistent with the Company's investment objectives that would cause the Company to exhaust its credit availability under the Bank Credit Facility, the Company intends to either: (i) make certain property acquisitions utilizing additional issuance of the Company's Shares as consideration in the transaction(s);
and/or (ii) conduct a secondary offering of Shares which would be designed to raise capital for current acquisition needs and a reduction in borrowings under the Bank Credit Facility, thereby replenishing the available credit for future acquisitions.








YEAR 2000 DISCLOSURE

The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Because the Company commenced operations only in November 1997, its accounting software is currently its only operating system. The third party vendor of the Company's accounting software has certified that the system is year 2000 compliant.

There are significant third parties on which the Company's operations are dependent or which provide the Company with information. There can be no assurance the systems of other companies on which the Company relies will be year 2000 compliant on a timely basis and thus no assurance such companies' systems would not have an adverse effect on the Company's business or operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK.

The Company did not have a material exposure to interest rate risk in 1997 and thus did not invest in any derivatives or market risk sensitive instruments in that year. In compliance with a requirement imposed under the Bank Credit Facility, the Company in 1998 entered into a hedge instrument designed to reduce the Company's exposure to the risk of fluctuations in interest rates.

The Company is anticipating collateralizing a portion of its current portfolio into a securitized term debt instrument during the second quarter of 1998 in order to take advantage of the currently low interest rate environment. In anticipation of entering into this term debt instrument, the Company has entered into a hedging instrument to "lock in" an attractive rate.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                 Entertainment Properties Trust

                     Financial Statements and
                   Other Financial Information

                   Period from August 29, 1997
             (date of inception) to December 31, 1997










                             Contents

Report of Independent Auditors. . . . . . . . . . . . . . . . . 1

Audited Financial Statements

Balance Sheet  . . . . . . . . . . . . . . . . . . . . . . . . .2
Statement of Income  . . . . . . . . . . . . . . . . . . . . . .3
Statement of Changes in Shareholders' Equity . . . . . . . . . .4
Statement of Cash Flows  . . . . . . . . . . . . . . . . . . . .5
Notes to Financial Statements  . . . . . . . . . . . . . . . . .6

Other Financial Information

Real Estate and Accumulated Depreciation . . . . . . . . . . . 12











                  Report of Independent Auditors

The Board of Trustees
Entertainment Properties Trust

We have audited the accompanying balance sheet of Entertainment
Properties Trust (the Company) as of December 31, 1997, and the related statements of income, changes in shareholders' equity and cash flows for the period from August 29, 1997 (date of inception) to December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a).
These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1997, and the results of its operations and its cash flows for the period from August 29, 1997
(date of inception) to December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                Ernst & Young LLP

January 13, 1998










                  Entertainment Properties Trust

                          Balance Sheet

                        December 31, 1997


ASSETS
Rental properties, net                            $213,812,226
Cash and cash equivalents                           45,220,269
Other assets                                          456,191
Total assets                                      $259,488,686

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Accounts payable and accrued liabilities        $  2,524,346
  Advisory fee payable                               1,368,000
  Dividends payable                                  2,494,818
  Unearned rents                                     1,875,126
Total liabilities                                    8,262,290

Shareholders' equity:
 Common stock, $.01 par value;
 50,000,000 shares authorized;
 13,860,100 shares issued and outstanding              138,601
Preferred stock, $.01 per share,
 5,000,000 shares authorized;
 no shares issued or outstanding                         --
Additional paid-in capital                         255,720,702
Loans to officers                                   (2,400,000)
Non-vested stock                                    (1,180,000)
Distributions in excess of net income               (1,052,907)
Total shareholders' equity                         251,226,396
Total liabilities and shareholders' equity        $259,488,686

See accompanying notes.









                  Entertainment Properties Trust

                       Statement of Income

                   Period from August 29, 1997
             (date of inception) to December 31, 1997


Rental income                                     $1,886,884

Expenses:
 General and administrative expenses                 372,695
 Depreciation                                        659,160
Total expenses                                     1,031,855

Income from property operations                      855,029

Interest income                                      586,882
Net income                                        $1,441,911

Basic and diluted earnings per common share           $.10


See accompanying notes.








                              Entertainment Properties Trust

                       Statement of Changes in Shareholders' Equity

                           Additional                Non-vested Distributions
                 Common    Paid-In      Loans to        Stock   in Excess of
                  Stock    Capital    Shareholders     Grants   Net Income     Total

Issuance of
 common stock   $138,601  $275,863,399  $    --     $    --    $    --      $276,002,000
Costs of
 issuance of
 common stock      --     (20,142,697)       --          --         --       (20,142,697)
Loans to
  officers         --          --     (2,400,000)        --         --        (2,400,000)
Non-vested
 stock             --          --         --      (1,200,000)       --        (1,200,000)
Amortization
 of stock grant    --          --         --          20,000        --            20,000
Net income         --          --         --            --       1,441,911     1,441,911
Dividends to
 common
 shareholders
 ($.18 per share) --           --         --           --       (2,494,818)   (2,494,818)
Balance at
 December 31,
 1997           $138,601 $255,720,702 $(2,400,000) $(1,180,000) $(1,052,907) $251,226,396


See accompanying notes.

<TABLE\>






                  Entertainment Properties Trust

                     Statement of Cash Flows

                   Period from August 29, 1997
             (date of inception) to December 31, 1997


OPERATING ACTIVITIES
Net income                                        $   1,441,911
Adjustments to reconcile net
 income to net cash provided
 by operating activities:

Depreciation                                             659,160
Increase in other assets                                (456,191)
Increase in accounts payable
 and accrued liabilities                               3,892,346
Increase in unearned rents                             1,875,126
Net cash provided by operating activities              7,412,352

INVESTING ACTIVITIES
Acquisitions of rental properties                   (214,471,386)
Net cash used in investing activities               (214,471,386)

FINANCING ACTIVITIES
Issuance of common stock                             272,422,000
Costs associated with common stock offering          (20,142,697)
Net cash provided by financing activities            252,279,303

Net increase in cash and cash equivalents             45,220,269
Cash and cash equivalents at beginning of period          --
Cash and cash equivalents at end of period        $   45,220,269

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITY
Declaration of dividend to common shareholders    $    2,494,818


See accompanying notes.









1. ORGANIZATION

Entertainment Properties Trust (the Company) is a Maryland real estate investment trust (REIT) initially capitalized on August
29, 1997. The Company was formed to acquire and develop entertainment properties including megaplex theatres and entertainment theme retail centers.

In November 1997, the Company completed an initial public offering of 13,860,000 common shares, the proceeds of which were used to acquire theatre properties in accordance with its business plan.

2. SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ significantly from such estimates and assumptions.

RENTAL PROPERTIES

Rental properties are carried at cost less accumulated depreciation. Costs incurred for the acquisition of the properties are capitalized. Accumulated depreciation is computed over the estimated useful lives of the assets, which generally are estimated to be 40 years for buildings and improvements.
Expenditures for ordinary maintenance and repairs are charged to operations in the period incurred. Significant renovations and improvements which improve or extend the useful life of the asset are capitalized and depreciated over its estimated useful life.

In accordance with Statement of Financial Accounting Standards
(SFAS) No. 121, "Accounting for the Impairment of Long-Lived
Assets and for Long-Lived Assets to Be Disposed Of," the Company would record impairment losses on long-lived assets if events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets were less than the carrying amounts of those assets.








2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

All leases contain provisions which provide an annual escalation in base rent in the amount of the change in the Consumer Price
Index not to exceed 2% (base rent escalation). In addition, tenants are subject to additional rents in the event gross operating revenues of the properties exceed certain thresholds defined in the lease agreements (percentage rents). Base rents are recognized on a straight-line basis over the term of the lease, and the base rent escalation and percentage rents are recognized when earned.

INCOME TAXES

The Company operates in a manner intended to enable it to qualify as a REIT under the Internal Revenue Code (the Code). A REIT which distributes at least 95% of its taxable income to its shareholders each year and which meets certain other conditions is not taxed on that portion of its taxable income which is distributed to its shareholders. The Company intends to continue to qualify as a REIT and to distribute substantially all of its taxable income to its shareholders. Accordingly, no provision has been made for income taxes.

Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from that reported for financial reporting purposes due primarily to differences in the basis of the assets and the estimated useful lives used to compute depreciation.

STOCK BASED COMPENSATION

The Company has elected to follow Accounting Principles Board
Opinion No. 25 (APB 25), "Accounting for Stock Issued to
Employees," and related interpretations in accounting for its employee stock options rather than the alternative fair value accounting provided for under SFAS No. 123, "Accounting and Disclosure for Stock Based Compensation." Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock at the date of grant, no compensation expense is recognized.








2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CONCENTRATION OF RISK

American Multi-Cinema Inc. (AMC) is the lessee of all of the rental properties held by the Company at December 31, 1997 as a result of a series of sale leaseback transactions pertaining to a number of AMC megaplex theatres. The Company's initial revenues, and its ability to make distributions to its shareholders, will depend on rental payments by AMC under the leases, or its parent, AMC Entertainment, Inc. (AMCE), as the guarantor of AMC's obligations under the leases.

CASH EQUIVALENTS

Cash equivalents include demand deposits and shares of a money market mutual fund for which cost approximates market value.

3. RENTAL PROPERTIES

The following summarizes the carrying amounts of rental properties as of December 31, 1997:

     Buildings and improvements    $182,141,386
     Land                            32,330,000
                                    214,471,386
     Accumulated depreciation          (659,160)
     Total                         $213,812,226

At December 31, 1997, the Company has committed to purchase a megaplex theatre from AMC in the amount of $34,500,000. The
Company also has an option to purchase an additional five megaplex theatres from AMC with an estimated purchase price of $138,500,000. The date of acquisition, if any, will not occur prior to the opening dates of the megaplex theatres, which is expected to occur in 1998.








4. OPERATING LEASES

The Company's rental properties are leased under operating leases with expiration dates ranging from 13 to 15 years. Future minimum rentals on noncancelable tenant leases at December 31, 1997 are as follows:

          1998           $  22,501,500
          1999              22,501,500
          2000              22,501,500
          2001              22,501,500
          2002              22,501,500
          Thereafter      196,731,115
                         $309,238,615

5. STOCK OPTION PLAN

The Company maintains a stock option plan (the Plan) under which options to purchase up to 1,500,000 shares of the Company's common stock, subject to adjustment in the event of certain corporate events, may be granted. These options will provide the right to purchase shares at a price not less than the fair market value of the shares at the date of grant. The options may be granted for any reasonable term, not to exceed 10 years.

During the period ended December 31, 1997, the Company granted options to purchase 60,000 shares at the initial public offering price of $20 per share under the Plan. These options will vest in equal increments over a period of five years as of the date of grant. No other options are outstanding at December 31, 1997.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Sholes option pricing model with the following assumptions for the year ended December 31, 1997: risk-free interest rate of 5.8%, dividend yields of 8%, volatility factors of the expected market price of the Company's common stock of .19 and an expected life of the option of seven years.








5. STOCK OPTION PLAN (CONTINUED)

The Company's pro forma information as of December 31, 1997 is as follows:

          Net income:
            As reported       $1,441,911
            Pro forma          1,441,501

          Earnings per share:
            As reported              .10
            Pro forma                .10

During 1997, the Company also granted 60,000 restricted shares at the initial public offering price of $20 per share to certain executives of the Company. The holders of these restricted shares have voting rights and are eligible to receive dividends and distributions as of the date of grant. These shares vest in equal increments over a period of five years from the date of grant.
The Company records compensation expense pertaining to these restricted shares ratably over the period of vesting.

6. RELATED PARTIES

The Company issued notes in the amount $2,400,000 to employees to purchase 120,000 shares at the initial public offering price.
These notes bear interest at 6.1% and are due in approximately equal annual installments on November 30, 2000, 2001 and 2002.








7. EARNINGS PER SHARE

The following table sets forth the computation of the basic and diluted earnings per share as of December 31, 1997:

     Numerator:
       Net income                       $1,441,911
       Numerator for basic and
          dilutive earnings per
          share -- income available
          to common shareholders         1,441,911

     Denominator:
       Denominator for basic earnings
          per share -- weighted-average
          shares                            13,800,100

     Effect of dilutive securities:
       Non-vested stock grants                  60,000
       Dilutive potential common shares         60,000
     Denominator for diluted earnings
          per share -- adjusted
          weighted-average shares            13,860,100

     Basic earnings per share                     $.10
     Diluted earnings per share                   $.10















                   Other Financial Information






                              Entertainment Properties Trust

                         Real Estate and Accumulated Depreciation

                                     December 31, 1997

                                                                           Cost Capitalized
                                                                               Subsequent
                                               Initial Cost to Company       to Acquisition
                                                            Buildings
                                                               and                      Carrying
Property Description  Location  Encumbrances   Land         Improvements   Improvements   Costs

Grand 24            Dallas, TX       None    $  3,060,000    $ 15,540,000        $ --      $ --
Mission Valley 20   San Diego, CA    None               --     16,300,000          --        --
Promenade 16        Los Angeles, CA  None        6,021,000     22,479,000          --        --
Ontario Mills 30    Los Angeles, CA  None        5,521,000     19,779,000          --        --
Lennox 24           Columbus, OH     None             --       12,900,000          --        --
West Olive 16       St. Louis, MO    None        4,985,000     12,815,000          --        --
Studio 30           Houston, TX      None       6,023,000      20,377,000          --        --
Huebner Oaks 24     San Antonio, TX  None        3,006,000     13,894,000          --        --
First Colony 24     Houston, TX      None               --     19,100,000          --        --
Oakview 24          Omaha, NE        None               --     16,700,000          --        --
Leawood Town
 Center 20          Kansas City, MO  None         3,714,000    12,086,000          --        --
Unallocated capitalized
  acquisition costs                  None             --         171,386          --        --
Totals                                          $32,330,000 $182,141,386        $ --      $ --

<TABLE\>



                                                                                                      Life on
                                                                                                       Which
                          Gross Amount at Which Carried                                               Depreci-
                               at Close of Period                                                     ation in
                                                                                                        Latest
                                                                        Accumu                          Income
                                             Buildings                  -lated     Date of              State-
Property                                        and                      Depre-    Construc  Date      ments is
Description Location       Land             Improvements    Total        ciation    -tion    Acquired  Computed

Grand 24    Dallas,      $ 3,060,000        $ 15,540,000 $ 18,600,000   $ 64,750    May     November 40 years
            TX                                                                      1995      1997
Mission     San Diego,           --           16,300,000   16,300,000     67,917  December  November 40 years
 Valley 20  CA                                                                      1995      1997
Promenade   Los Angeles,   6,021,000          22,479,000   28,500,000     93,663    March   November 40 years
16          CA                                                                      1996      1997
Ontario     Los Angeles,   5,521,000          19,779,000   25,300,000     82,413  December  November 40 years
 Mills 30   CA                                                                      1996      1997
Lennox 24   Columbus,            --           12,900,000   12,900,000     53,750  December  November 40 years
            OH                                                                      1996      1997
West        St. Louis,     4,985,000          12,815,000   17,800,000     53,396    April   November 40 years
 Olive 16   MO                                                                      1997      1997
Studio 30   Houston,       6,023,000          20,377,000   26,400,000     84,904     May    November 40 years
            TX                                                                      1997      1997
Huebner     San Antonio,   3,006,000          13,894,000   16,900,000     57,892     June   November 40 years
 Oaks 24    TX                                                                      1997      1997
First       Houston,              --          19,100,000   19,100,000     39,792  December  November 40 years
 Colony 24  TX                                                                      1997      1997
Oakview 24  Omaha,                --          16,700,000   16,700,000     34,792  February  November 40 years
            NE                                                                      1998      1997
Leawood     Kansas         3,714,000          12,086,000   15,800,000     25,179  December  November 40 years
 Town       City,                                                                   1998      1997
 Center 20  MO
Unallocated capitalized           --             171,386       171,386        712     N/A    December 40 years
  acquisition costs                                                          1997
Totals                    $32,330,000        $182,141,386 $214,471,386   $659,160

<TABLE\>










ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


                             PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The Company's Proxy Statement for its Annual Meeting of
Shareholders to be held on May 13, 1998 (the "Proxy Statement"), contains under the captions "Election of Trustee" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" certain information required by Item 10 of Form 10-K, which information is incorporated herein by this reference.

ITEM 11.  EXECUTIVE COMPENSATION.

The Proxy Statement contains under the captions "Election of
Trustee   Compensation of Trustees" and "Executive Compensation
and Other Information" certain information required by Item 11 of
Form 10-K, which information is incorporated herein by this
reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

The Proxy Statement contains under the caption "Ownership of Company Shares" certain information required by Item 12 of Form
10-K, which information is incorporated herein by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Peter C. Brown, Chairman of the Board of the Company, is
President of AMCE, Executive Vice President of AMC and Chief
Financial Officer of AMCE and AMC.  All of the Company's existing
Properties were acquired from AMCE or its affiliates and have been leased-back to AMC. Reference is made to Item 2 of this Form 10-K for information with respect to the purchase prices and lease terms in connection with such Properties and the manner in which such prices and terms were arrived at. Mr. Brown had no direct financial interest in such transactions.

For information with respect to indebtedness owed to the Company by Robert L. Harris, President and Chief Development Officer of the Company, and David M. Brain, Chief Financial Officer and
Secretary of the Company, reference is made to the Proxy
Statement under the caption "Executive Compensation and Other
Information" which is incorporated herein by this reference.



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K.

     (a)  Exhibits, Financial Statements and Financial Statement
          Schedules:

          1.   Financial Statements:

               Report of Independent Auditors

               Balance Sheet as of December 31, 1997








               Statement of Income for the period from August 29, 1997 to December 31, 1997.

               Statement of Changes in Shareholders' Equity for the period from August 29, 1997 to December 31,
               1997.

               Statement of Cash Flows for the period from August
               29, 1997 to December 31, 1997.

               Notes to Financial Statements.

          2.   Financial Statement Schedules:

               Real Estate and Accumulated Depreciation

     (b)  Exhibits

Exhibit No.                               Description


 3.1      Declaration of Trust of the Company (filed as Exhibit
          4.1 to the Company's Registration Statement on Form
          S-11 and S-3 (Registration No. 333-35281) filed on
          September 10, 1997 and incorporated herein by reference).

 3.2      Amended and Restated Declaration of Trust of the
          Company (filed as Exhibit 4.2 to Amendment No. 1 to the
          Company's Registration Statement on Form S-11 and S-3
          (Registration No. 333-35281) filed on October 28, 1997 and incorporated herein by reference).

 3.3      Bylaws of the Company (filed as Exhibit 4.3 to the
          Company's Registration Statement on Form S-11 and S-3
          (Registration No. 333-35281) filed on September 10,
          1997 and incorporated herein by reference).

 3.4      Amended Bylaws of the Company (filed as Exhibit 4.4 to
          Amendment No. 2 to the Company's Registration Statement on Form S-11 and S-3 (Registration No. 333-35281) filed on November 5, 1997 and incorporated herein by reference).

 3.5 Form of share certificate for common shares of beneficial interest of Company (filed as Exhibit 4.5 to Amendment No. 1 to the Company's Registration Statement on Form S-11 and S-3 (Registration No. 333-35281) filed on October 28, 1997 and incorporated herein by reference).

10.1 Form of Agreement of Sale and Purchase between the Company and American Multi-Cinema, Inc. (filed as
          Exhibit 10.1 to Amendment No. 3 to the Company's
          Registration Statement on Form S-11 and S-3
          (Registration No. 333-35281) filed on November 13, 1997 and incorporated herein by reference).








10.2      Form of Option Agreement between the Company and
          American Multi-Cinema, Inc. (filed as Exhibit 10.2 to
          Amendment No. 3 to the Company's Registration Statement on Form S-11 and S-3 (Registration No. 333-35281) filed on November 13, 1997 and incorporated herein by reference).

10.3      Form of Option Agreement between the Company and Clip
          Funding, Limited Partnership (filed as Exhibit 10.3 to
          Amendment No. 3 to the Company's Registration Statement on Form S-11 and S-3 (Registration No. 333-35281) filed on November 13, 1997 and incorporated herein by reference).

10.4      Form of AMCE Right to Purchase Agreement between the
          Company and AMC Entertainment Inc. (filed as Exhibit
          10.4 to Amendment No. 3 to the Company's Registration
          Statement on Form S-11 and S-3 (Registration No. 333-
          35281) filed on November 13, 1997 and incorporated herein by reference).

10.5 Form of Lease entered into between the Company and American Multi-Cinema, Inc. (filed as Exhibit 10.5 to
          Amendment No. 3 to the Company's Registration Statement on Form S-11 and S-3 (Registration No. 333-35281) filed on November 13, 1997 and incorporated herein by reference).

10.6 Form of Guaranty of Lease entered into between the Company and AMC Entertainment, Inc. (filed as Exhibit
          10.6 to Amendment No. 3 to the Company's Registration
          Statement on Form S-11 and S-3 (Registration No. 333-
          35281) filed on November 13, 1997 and incorporated herein by reference).

10.7      Credit Agreement, dated as of March 2, 1998, among
          Entertainment Properties Trust, as Borrower, EPT
          Downreit, Inc., as Subsidiary Guarantor, The Bank of
          New York, as a Lender, The Bank of Nova Scotia, New
          York Agency, as a Lender, Goldman Sachs Mortgage
          Company, as a Lender, Bank Leumi USA, as a Lender, The
          Bank of New York, as Administrative Agent, The Bank of
          Nova Scotia, New York Agency and Goldman Sachs Mortgage
          Company, as Co-Syndication Agents and The Bank of Nova
          Scotia, New York Agency, and Goldman Sachs Mortgage
          Company, as Co-Documentation Agents, together with the Form of Note.

10.8      First Amendment to Credit Agreement, dated as of March
          18, 1998, among Entertainment Properties Trust, as
          Borrower, EPT Downreit, Inc., as Subsidiary Guarantor,
          The Bank of New York, as a Lender, The Bank of Nova
          Scotia, New York Agency, as a Lender, Goldman Sachs
          Mortgage Company, as a Lender, Bank Leumi USA, as a
          Lender, The Bank of New York, as Administrative Agent,
          The Bank of Nova Scotia, New York Agency and Goldman
          Sachs Mortgage Company, as Co-Syndication Agents and
          The Bank of Nova Scotia, New York Agency, and Goldman
          Sachs Mortgage Company, as Co-Documentation Agents.

10.9 Form of Indemnification Agreement entered into between the Company and each of its trustees and officers
          (filed as Exhibit 10.8 to Amendment No. 1 to the
          Company's Registration Statement on Form S-11 and S-3
          (Registration No. 333-35281) filed on October 28, 1997 and incorporated herein by reference).**








10.10     1997 Share Incentive Plan (filed as Exhibit 10.9 to
          Amendment No. 2 to the Company's Registration Statement on Form S-11 and S-3 (Registration No. 333-35281) filed on November 5, 1997 and incorporated herein by reference).**
10.11     Deferred Compensation Plan for Non-Employee Trustees
          (filed as Exhibit 10.10 to Amendment No. 2 to the
          Company's Registration Statement on Form S-11 and S-3
          (Registration No. 333-35281) filed on November 5, 1997 and incorporated herein by reference).**

10.12     Annual Incentive Program (filed as Exhibit 10.11 to
          Amendment No. 2 to the Company's Registration Statement on Form S-11 and S-3 (Registration No. 333-35281) filed on November 5, 1997 and incorporated herein by reference).**

10.13     Employment Agreement with Robert L. Harris (filed as
          Exhibit 10.12 to Amendment No. 3 to the Company's
          Registration Statement on Form S-11 and S-3
          (Registration No. 333-35281) filed on November 13, 1997 and incorporated herein by reference).**

10.14     Employment Agreement with David M. Brain (filed as
          Exhibit 10.13 to Amendment No. 3 to the Company's
          Registration Statement on Form S-11 and S-3
          (Registration No. 333-35281) filed on November 13, 1997 and incorporated herein by reference).**

21        Subsidiaries of the Company.

27        Financial Data Schedule.

___________________________

**   Management contracts or compensatory plans or arrangements required to be identified by Item 13(a).









                        INDEX OF EXHIBITS

Exhibit No.                               Description        Page


 3.1      Declaration of Trust of the Company (filed as         *
          Exhibit 4.1 to the Company's Registration
          Statement on Form S-11 and S-3 (Registration
          No. 333-35281) filed on September 10, 1997
          and incorporated herein by reference).

 3.2      Amended and Restated Declaration of Trust of          *
          the Company (filed as Exhibit 4.2 to
          Amendment No. 1 to the Company's Registration
          Statement on Form S-11 and S-3 (Registration
          No. 333-35281) filed on October 28, 1997 and
          incorporated herein by reference).

 3.3      Bylaws of the Company (filed as Exhibit 4.3 to        *
          the Company's Registration Statement on Form
          S-11 and S-3 (Registration No. 333-35281)
          filed on September 10, 1997 and incorporated
          herein by reference).

 3.4      Amended Bylaws of the Company (filed as Exhibit       *
          4.4 to Amendment No. 2 to the Company's
          Registration Statement on Form S-11 and S-3
          (Registration No. 333-35281) filed on
          November 5, 1997 and incorporated herein by
          reference).

 3.5      Form of share certificate for common shares of        *
          beneficial interest of Company (filed as
          Exhibit 4.5 to Amendment No. 1 to the
          Company's Registration Statement on Form S-11
          and S-3 (Registration No. 333-35281) filed on
          October 28, 1997 and incorporated herein by
          reference).

10.1      Form of Agreement of Sale and Purchase between        *
          the Company and American Multi-Cinema, Inc.
          (filed as Exhibit 10.1 to Amendment No. 3 to
          the Company's Registration Statement on Form
          S-11 and S-3 (Registration No. 333-35281)
          filed on November 13, 1997 and incorporated
          herein by reference).

10.2      Form of Option Agreement between the Company          *
          and American Multi-Cinema, Inc. (filed as
          Exhibit 10.2 to Amendment No. 3 to the
          Company's Registration Statement on Form S-11
          and S-3 (Registration No. 333-35281) filed on
          November 13, 1997 and incorporated herein by
          reference).

10.3      Form of Option Agreement between the Company          *
          and Clip Funding, Limited Partnership (filed
          as Exhibit 10.3 to Amendment No. 3 to the
          Company's Registration Statement on Form S-11
          and S-3 (Registration No. 333-35281) filed on
          November 13, 1997 and incorporated herein by
          reference).








10.4      Form of AMCE Right to Purchase Agreement between      *
          the Company and AMC Entertainment Inc. (filed
          as Exhibit 10.4 to Amendment No. 3 to the
          Company's Registration Statement on Form S-11
          and S-3 (Registration No. 333-35281) filed on
          November 13, 1997 and incorporated herein by
          reference).

10.5      Form of Lease entered into between the Company        *
          and American Multi-Cinema, Inc. (filed as
          Exhibit 10.5 to Amendment No. 3 to the
          Company's Registration Statement on Form S-11
          and S-3 (Registration No. 333-35281) filed on
          November 13, 1997 and incorporated herein by
          reference).

10.6      Form of Guaranty of Lease entered into between        *
          the Company and AMC Entertainment, Inc.
          (filed as Exhibit 10.6 to Amendment No. 3 to
          the Company's Registration Statement on Form
          S-11 and S-3 (Registration No. 333-35281)
          filed on November 13, 1997 and incorporated
          herein by reference).

10.7      Credit Agreement, dated as of March 2, 1998,       ____
          among Entertainment  Properties Trust, as
          Borrower, EPT Downreit, Inc., as Subsidiary
          Guarantor, The Bank of New York, as a Lender,
          The Bank of Nova Scotia, New York Agency, as
          a Lender, Goldman Sachs Mortgage Company, as
          a Lender, Bank Leumi USA, as a Lender, The
          Bank of New York, as Administrative Agent,
          The Bank of Nova Scotia, New York Agency and
          Goldman Sachs Mortgage Company, as Co-
          Syndication Agents and The Bank of Nova
          Scotia, New York Agency, and Goldman Sachs
          Mortgage Company, as Co-Documentation Agents,
          together with the Form of Note.

10.8      First Amendment to Credit Agreement, dated as       ___
          of March 18, 1998, among Entertainment
          Properties Trust, as Borrower, EPT Downreit,
          Inc., as Subsidiary Guarantor, The Bank of
          New York, as a Lender, The Bank of Nova
          Scotia, New York Agency, as a Lender, Goldman
          Sachs Mortgage Company, as a Lender, Bank
          Leumi USA, as a Lender, The Bank of New York,
          as Administrative Agent, The Bank of Nova
          Scotia, New York Agency and Goldman Sachs
          Mortgage Company, as Co-Syndication Agents
          and The Bank of Nova Scotia, New York Agency,
          and Goldman Sachs Mortgage Company, as Co-
          Documentation Agents.

10.9      Form of Indemnification Agreement entered into        *
          between the Company  and each of its
          trustees and officers (filed as Exhibit 10.8
          to Amendment No. 1 to the Company's
          Registration Statement on Form S-11 and S-3
          (Registration No. 333-35281) filed on October
          28, 1997 and incorporated herein by
          reference).**








10.10     1997 Share Incentive Plan (filed as Exhibit           *
          10.9 to Amendment No. 2 to the Company's
          Registration Statement on Form S-11 and S-3
          (Registration No. 333-35281) filed on
          November 5, 1997 and incorporated herein by
          reference).**

10.11     Deferred Compensation Plan for Non-Employee           *
          Trustees (filed as Exhibit 10.10 to Amendment
          No. 2 to the Company's Registration Statement
          on Form S-11 and S-3 (Registration No. 333-
          35281) filed on November 5, 1997 and
          incorporated herein by reference).**

10.12     Annual Incentive Program (filed as Exhibit            *
          10.11 to Amendment No. 2 to the Company's
          Registration Statement on Form S-11 and S-3
          (Registration No. 333-35281) filed on
          November 5, 1997 and incorporated herein by
          reference).**

10.13     Employment Agreement with Robert L. Harris            *
          (filed as Exhibit 10.12 to Amendment No. 3 to
          the Company's Registration Statement on Form
          S-11 and S-3 (Registration No. 333-35281)
          filed on November 13, 1997 and incorporated
          herein by reference).**

10.14     Employment Agreement with David M. Brain              *
          (filed as Exhibit 10.13 to Amendment No. 3 to
          the Company's Registration Statement on Form
          S-11 and S-3 (Registration No. 333-35281)
          filed on November 13, 1997 and incorporated
          herein by reference).**

21        Subsidiaries of the Company.                       ____

27        Financial Data Schedule.                           ____

_____________________________________________
*    Incorporated by reference from previous filings.
**   Management contracts or compensatory plans or arrangements required to be identified by Item 13(a).









                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               ENTERTAINMENT PROPERTIES TRUST


                               By  /s/ David M. Brain
                                          David M. Brain, Chief
                                          Financial Officer

Dated: March 26, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

     SIGNATURE AND TITLE                               DATE


/s/ Peter C. Brown                                 March 26, 1998
Peter C. Brown, Chairman of the Board

/s/  Robert L. Harris                              March 26, 1998
Robert L. Harris, President,
     Chief Development
     Officer and Trustee

/s/ David M. Brain                                 March 26, 1998
David M. Brain,
     Chief Financial Officer

/s/ Robert J. Druten                               March 26, 1998
Robert J. Druten, Trustee

/s/ Scott H. Ward                                  March 26, 1998
Scott H. Ward, Trustee

/s/ Charles S. Paul                                March 26, 1998
Charles S. Paul, Trustee



