Form 10-Q
period 1998-03-31
ENTERTAINMENT PROPERTIES TRUST
filed 1998-05-15
CIK 1045450

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________.

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

Registrant's telephone number, including area code: (816)472-1700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(X)  Yes  ( ) No


              APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At May 7, 1998, there were 13,860,100 Common Shares of Beneficial
Interest outstanding.

PART 1 -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Following are the consolidated financial statements of Entertainment Properties Trust (the Company) for the 3-month period ended March 31, 1998. The Company began operations concurrent with its initial public offering on November 18, 1997.
Consequently, there was no activity from prior fiscal year comparable periods with which to compare.

                  ENTERTAINMENT PROPERTIES TRUST

                   Consolidated Balance Sheets

                           (Unaudited)
                      (Amounts in Thousands)

                                            AS OF      AS OF
ASSETS                                    MARCH 31,  DECEMBER 31,
                                             1998        1997

Rental properties, net                    $307,934    $213,813
Land held for development                    3,773        -
Cash and cash equivalents                    1,814      45,220
Other assets                                 2,399         456

     Total assets                         $315,920    $259,489

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Accounts payable and accrued
   liabilities                            $    650    $  2,524
  Advisory fee payable                          -        1,368
  Notes payable under a revolving
   line of credit                           57,000          -
  Dividends payable                          5,544       2,495
  Unearned rents                             2,403       1,875
     Total liabilities                      65,597       8,262

Shareholders' Equity:
  Common shares of beneficial
   interest, $.01 par value;
    50,000,000 shares authorized;
   13,860,100 shares issued and
   outstanding                                 139         139
  Preferred stock, $.01 per share,
   5,000,000 shares authorized;
    No shares issued or outstanding             -           -
  Additional paid-in capital               255,721     255,721
  Loans to officers                         (2,400)    (2,400)
  Non-vested stock                          (1,120)    (1,180)
  Distributions in excess of net
   income                                   (2,017)    (1,053)
     Total shareholders' equity            250,323    251,227

     Total liabilities and
     shareholders' equity                 $315,920    $259,489

                  ENTERTAINMENT PROPERTIES TRUST

                 Consolidated Statement of Income

                           (Unaudited)
   (Amounts in Thousands -- Except per share and share amounts)


                                                THREE MONTHS ENDED
                                                   MARCH 31, 1998

Rental income                                        $    6,293

Expenses:
  General and administrative expenses                       565
  Depreciation                                            1,288
     Total expenses                                       1,853

     Income from property operations                      4,440

Interest income, net                                        140

     Net income                                      $    4,580

Basic and diluted earnings per common share          $      .33

Weighted average number of shares outstanding        13,860,100

Distribution declared per common share outstanding   $      .40

                  ENTERTAINMENT PROPERTIES TRUST

               Consolidated Statement of Cash Flows

                           (Unaudited)
                      (Amounts in Thousands)


                                                 THREE MONTHS ENDED
                                                   MARCH 31, 1998
OPERATING ACTIVITIES
Net income                                           $    4,580
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                           1,357
  Increase in other assets                               (1,953)
  Decrease in accounts payable and
   accrued liabilities                                   (1,874)
  Decrease in advisory fee payable                       (1,368)
  Increase in unearned rents                                528
     Net cash provided by operating activities            1,270

INVESTING ACTIVITIES
Acquisitions of rental properties                       (95,408)
Acquisition of land held for development                 (3,773)
     Net cash used in investing activities              (99,181)

FINANCING ACTIVITIES
Increase in notes payable                                57,000
Cash dividends paid                                      (2,495)
     Net cash provided by financing activities           54,505

Net decrease in cash and cash equivalents               (43,406)
Cash and cash equivalents at beginning of period         45,220
     Cash and cash equivalents at end of period      $    1,814

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITY
Declaration of dividend to common shareholders       $    5,544


            Notes to Consolidated Financial Statements

The preceding financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Entertainment Properties Trust and its wholly-owned subsidiary, EPT DownREIT, Inc. All significant intercompany transactions have been eliminated in consolidation.

OFF BALANCE SHEET ITEMS

On March 18, 1998, the Trust entered into a forward contract to effectively create a fixed base rate of interest (5.63%) on a portion of long-term debt agreement to be entered into on or about June 15, 1998. On that date, the contract will be closed and net cash settled. In the event that market interest rates are higher or lower than 5.63% on the date of settlement, the Trust will realize a gain or loss. The trust will defer and amortize the resulting gain or loss over the term of the long-term debt agreement as an adjustment to the interest cost, effectively creating a fixed base rate of interest of 5.63%.

The fair value of this contract is $129,862 at March 31, 1998, which is not recorded in the accompanying balance sheet. Fair value is based on fees currently charged to enter into similar instruments, taking into account the remaining terms of the contract and the counterparty's credit standing, and the estimated amount the Trust would receive or pay to terminate or replace the contract at current market rates.

These instruments involve, to varying degrees, elements of credit risk. The Trust reduces its risk of nonperformance under these contracts by entering into those contracts with reputable security dealers and/or investors and evaluating their financial condition.

LINE OF CREDIT

At March 31, 1998, the Company had available an unsecured line of credit in the amount of $200 million used for funding additional property acquisitions. As of March 31, 1998, the remaining amount available on this line of credit was $143 million.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

The following discussion contains forward-looking statements and should be read in conjunction with the accompanying Financial Statements and Notes thereto of the Company. The forward-looking statements included in this discussion and elsewhere in this Form 10Q involve risks and uncertainties, including anticipated financial performance, business prospects, industry trends, anticipated capital expenditures, shareholder returns and other matters, which reflect management's best judgment based on factors currently known. Actual results and experience could differ materially from the anticipated results and expectations expressed in the Company's forward-looking statements.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

WITH THE EXCEPTION OF HISTORICAL INFORMATION, THIS REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS AS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND IDENTIFIED BY SUCH WORDS AS "WILL BE," "INTEND," "CONTINUE," "BELIEVE," "MAY," "EXPECT," "HOPE," "ANTICIPATE," "GOAL," " FORECAST," OR OTHER COMPARABLE TERMS. THE COMPANY'S ACTUAL FINANCIAL CONDITION, RESULTS OF OPERATIONS OR BUSINESS MAY VARY MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD LOOKING STATEMENTS AND INVOLVE VARIOUS RISKS AND UNCERTAINTIES, INCLUDING BUT NOT LIMITED TO THE FOLLOWING:

 .    The Company's initial dependence on a single tenant and
     lease guarantor for its lease revenues and ability to make distributions to its shareholders
 .    The Company's future ability to diversify its portfolio
 .    Potential conflicts of interest involving the Company and
     its initial tenant and lease guarantor
 .    Competition from other entities providing capital to the
     entertainment industry
 .    Dependence on key personnel
 .    Operating risks in the entertainment industry that may
     affect the operations of the Company's tenants
 .    Tax risks arising from the Company's continuing ability to qualify as a REIT
 .    Interest rates and availability of debt financing
 .    General real estate investment risks
 .    Other risk and uncertainties

INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH
FORWARD-LOOKING STATEMENTS, AND ARE ENCOURAGED TO REVIEW THE RISK
FACTORS IDENTIFIED IN THE COMPANY'S PROSPECTUS CONTAINED IN THE REGISTRATION STATEMENT ON FORM-11 AND FORM S-3.

RESULTS OF OPERATIONS

The Company began operations concurrent with its initial public offering on November 18, 1997. Consequently, there was no activity from prior fiscal year periods with which to compare.

During the 3-month period ended March 31, 1998, the Company had net income of $4.58 million or $0.33 per share on rental revenue of $6.29 million or $0.45 per share. Funds from operations were $5.87 million or $0.42 per share. General and administrative expenses approximated $565,000.

As of April 30, 1998, the Company had acquired all of the Initial Properties identified in the Company's prospectus as well as three of the five Option Properties identified in the Company's
prospectus.   During the 3-month period ended March 31, 1998, the
Company made the following property acquisitions:

1) On February 2, 1998, the Company acquired the Gulf Pointe 30 megaplex theatre from AMC Entertainment Inc. (AMCE) (or its subsidiaries). Gulf Pointe is a 30 screen theatre located in Houston, Texas, capable of seating approximately 6,000. The purchase price was $27.6 million. Additionally, three pad sites adjacent to the theatre property were acquired for $1.7 million. These pad sites will be marketed on a ground lease or build-to-suit basis to businesses such as restaurants which are complimentary to the movie going experience. First year rental on this megaplex theatre will be $2.7 million.

2) On March 9, 1998, the Company acquired the South Barrington 30 megaplex theatre from AMCE (or its subsidiaries). South Barrington is a 30 screen theatre located in Chicago, Illinois, capable of seating approximately 6,200. The purchase price was $34.5 million. First year rental on this megaplex theatre will be $3.6 million.

3) On March 31, 1998, the Company acquired the Cantera 30 megaplex theatre from AMCE (or its subsidiaries). Cantera is a 30 screen theatre also located in Chicago, Illinois, capable of seating approximately 6,200. The purchase price was $35.0 million. Additionally, two pad sites adjacent to the theatre property were acquired for $2.0 million. These pad sites will be marketed on a ground lease or build-to-suit basis to businesses such as restaurants which are complimentary to the movie going experience. First year rental on this megaplex theatre will be $3.7 million.

4) On April 20, 1998, the Company acquired the Mesquite 30 megaplex theatre from AMCE (or its subsidiaries). Mesquite is a 30 screen theatre located in Dallas, Texas, capable of seating approximately 6,000. The purchase price was $23.2 million. Additionally, two pad sites adjacent to the theatre property were acquired for $1.5 million. These pad sites will be marketed on a ground lease or build-to-suit basis to businesses such as restaurants which are complimentary to the movie going experience. First year rental on this megaplex theatre will be $2.4 million.

The lease terms on the four properties listed above include a 15-year term with four 5-year options and annual escalators equal to the lesser of 2% or the consumer price index. Each lease also has a percentage rent feature that begins at a 6% natural break subject to certain adjustments. Each lease is a triple net lease requiring the lessee to pay all ongoing and capital costs during the lease term.

The Company believes it will complete the acquisition of the remaining Option Properties as described in its prospectus in the second and fourth quarters of 1998. The two remaining megaplex theatre properties under contract are the Hampton Town Center 24 and the Livonia 20. Estimated purchase prices are $26.1 million and $27.5 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1998, the Company had $1.81 million in cash and had drawn $57.0 million on its revolving line of credit in conjunction with its purchases of the South Barrington 30 and Cantera 30 megaplex theatres.

The Company entered into a three year unsecured revolving credit facility (the "Bank Credit Facility") on March 2, 1998. The Bank Credit Facility provides for up to $200 million of unsecured credit availability to fund additional property acquisitions and Company operations. The availability under this Credit Facility is generally determined by applying a 10.75% capitalization rate to the net operating income of eligible properties and multiplying the result by 50%. The Company drew $21 million under the Bank Credit Facility in March 1998 to complete the acquisition of South Barrington 30 and subsequently drew $66 million more to fund its acquisitions of Cantera 30 and Mesquite 30 megaplex theatres. The Company anticipates it will draw an additional $54 million over the course of 1998 to fund its acquisition of the two remaining AMCE Option Properties. The remaining credit availability of $59 million will be utilized, to the extent opportunities present themselves, to acquire entertainment properties from other operators and, to the extent required to supplement cash flow from operations, to fund operations. The Bank Credit Facility contains a number of financial covenants and restrictions, including restrictions on the amount of secured indebtedness that can be obtained by the Company, a restriction on dividends to 95% of FFO in year one and 90% of FFO thereafter, and provisions governing the eligibility and value of properties for borrowing base calculations.

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

Should opportunities be presented for property acquisitions consistent with the Company's investment objectives that would cause the Company to exhaust its credit availability under the Bank Credit Facility, the Company intends to either: (i) make certain property acquisitions utilizing additional issuance of the Company's securities as consideration in the transaction(s); and/or (ii) conduct a secondary offering of Shares which would be designed to raise capital for current acquisition needs and reduce borrowings under the Bank Credit Facility, thereby replenishing the available credit for future acquisitions.

Management is pursuing a long term secured credit facility in the amount of $105 million which would be collateralized by certain specific properties in its portfolio in order to take advantage of the relatively low long term rates currently available in the market place. This long term secured credit facility would mitigate a significant portion of the interest rate risk potentially associated with the Bank Credit Facility.

In conjunction with this long term debt issuance to be entered into on or about June 15, 1998, the Company has entered into forward contracts to effectively "lock down" its fixed rate on this debt. Funds from this issuance of long term debt will be used to 1) reduce the current balance on the revolving line of credit, and 2) acquire additional entertainment related real estate.

OTHER DATA

The Company believes that to facilitate a clear understanding of the historical consolidated operating results, funds from operations (FFO) should be examined in conjunction with net income as presented in the Consolidated Financial Statements. Funds from operations is considered by management as an appropriate measure of the performance of an equity real estate investment trust (REIT) because it is predicated on cash flow analysis, which management believes is more reflective of the value of real estate companies such as the Company rather than a measure predicated on expenditures such as depreciation. FFO is generally defined as net income plus certain non-cash items, primarily depreciation of real estate properties. The following table summarizes the Company's FFO for the 3-month period ended March 31, 1998.

Funds from operations (FFO)
  Net Income                                      $4,580
  Add back real estate depreciation                1,286
     FFO                                          $5,866

Basic and diluted FFO per share                   $  .42

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

ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK.

Not applicable.

PART II -- OTHER INFORMATION

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K.

A.   Exhibits.

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

Subsidiaries of the Company.

Financial Data Schedule.

B.   Reports on Form 8-K (all previously filed).

     During the quarter covered by this report, the Company filed the following reports on Form 8-K:

     Form 8-K dated March 2, 1998
          Item 5. Other Events -- (a) Year-end results above analyst expectations (b) Tax treatment for 1997 dividend (c) Addition of Houston theatre megaplex.
          Item 7. Exhibits -- (a) Press release, issued January 22, 1998 (b) Press release, issued January 29, 1998
          (c) Press release, issued February 2, 1998.

     Form 8-K dated March 13, 1998
          Item 5.  Other Events -- (a)  Closing of $200 Million
          Credit Facility (b)  Addition of Chicago Megaplex
          Theatre.
          Item 7.  Exhibits -- (a) Press release, dated March 3,
          1998 (b) Press release, dated March 4, 1998.

     Form 8-K dated March 20, 1998
          Item 5. Other Events -- Announcement of first quarter dividend for 1998.
          Item 7.  Exhibits -- Press release, issued March 16,
          1998.

     Form 8-K dated March 24, 1998
          Item 2.  Acquisition or Disposition of Assets -
          Addition of South Barrington 30 megaplex theatre

          Item 7.  Financial Statements and Exhibits - (a)
          Financial statements of business acquired - (b) Pro forma financial information (c) Exhibits


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         Entertainment Properties Trust,
                         Registrant

Date:  May 14, 1998      /s/ David M. Brain


                         __________________________________
                         David M. Brain
                         Chief Financial Officer

Date: May 14, 1998       /s/ R. Scott Christian


                         ________________________________
                         R. Scott Christian
                              Treasurer