Form 10-Q
period 1998-06-30
ENTERTAINMENT PROPERTIES TRUST
filed 1998-08-14
CIK 1045450

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998

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

At May 7, 1998, there were 13,861,964 Common Shares of Beneficial
Interest outstanding.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Following are the consolidated financial statements of Entertainment Properties Trust (the Company) as of June 30, 1998 and March 31, 1998, and the period ended December 31, 1997. The Company began operations concurrent with its initial public offering on November 18, 1997. Consequently, there was no activity from prior fiscal year comparable periods with which to compare.

                  ENTERTAINMENT PROPERTIES TRUST

                   Consolidated Balance Sheets

                           (Unaudited)
                      (Amounts in Thousands)

                                    AS OF          AS OF           AS OF
ASSETS                          JUNE 30, 1998  MARCH 31, 1998 DECEMBER 31, 1997

Rental properties, net              $357,907       $307,934       $213,813
Land held for development              5,360          3,773              -
Cash and cash equivalents             17,242          1,814         45,220
Other                                  5,120          2,399            456

     Total assets                   $385,629       $315,920       $259,489

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Accounts payable and
  accrued liabilities               $  1,825      $     650       $  2,524
  Advisory fee payable                     -              -          1,368
  Notes payable under a
   revolving line of
   credit                             21,000         57,000              -
  Dividends payable                    5,545          5,544          2,495
  Unearned rents                       2,709          2,403          1,875
  Long term secured
   credit facility                   105,000              -              -
     Total liabilities               136,079         65,597          8,262

Shareholders' Equity:
  Common shares of
   beneficial interest,
   $.01 par value;
   50,000,000 shares
   authorized; 13,861,964
   shares issued and
   outstanding                           139            139            139
  Preferred stock,
   $.01 per share,
   5,000,000 shares
   authorized;
    No shares issued or
     outstanding                           -              -              -
  Additional paid-in
   capital                           255,757        255,721         255,721
  Loans to officers                   (2,400)        (2,400)         (2,400)
  Non-vested stock                    (1,060)        (1,120)         (1,180)
  Distributions in excess
   of net income                      (2,886)        (2,017)         (1,053)
     Total shareholders'
      equity                         249,550        250,323         251,227

     Total liabilities
     and shareholders'
     equity                         $385,629       $315,920        $259,489

                  ENTERTAINMENT PROPERTIES TRUST

                 Consolidated Statement of Income

                           (Unaudited)
(Amounts in Thousands - Except per share and share amounts)

                                        SIX MONTHS      THREE MONTHS
                                           ENDED            ENDED
                                       JUNE 30, 1998   JUNE 30, 1998

Rental income                           $    14,909    $     8,616

Expenses:
 General and administrative expenses          1,208            643
 Depreciation                                 3,038          1,750
     Total expenses                           4,246          2,393
     Income from property operations         10,663          6,223

 Interest income(expense), net               (1,407)        (1,547)

     Net income                               9,256          4,676

Basic and diluted earnings per common   $       .67    $       .34
share

Weighted average number of shares        13,860,328     13,860,556
outstanding

Distribution declared per common        $       .80    $       .40
share outstanding

                  ENTERTAINMENT PROPERTIES TRUST

               Consolidated Statement of Cash Flows

                           (Unaudited)
                      (Amounts in Thousands)


                                         SIX MONTHS ENDED
                                           JUNE 30, 1998

OPERATING ACTIVITIES
Net income                                   $   9,256
Adjustments to reconcile net
 income to net cash provided
 by operating activities:
     Depreciation and amortization               3,178
     Increase in other assets                   (4,690)
     Increase in accounts payable
       and accrued liabilities                    (663)
     Decrease in advisory fee payable           (1,368)
     Increase in unearned rents                    834
     Net cash provided by operating
       activities                                6,547

INVESTING ACTIVITIES
Acquisitions of rental properties             (147,126)
Acquisition of land held for development        (5,360)
     Net cash used in investing activities    (152,486)

FINANCING ACTIVITIES
Increase in notes payable under revolving
  line of credit                                21,000
Increase in long-term secured credit
  facility                                     105,000
Cash dividends paid                             (8,039)
     Net cash provided by financing
       activities                              117,961
Net decrease in cash and cash equivalents      (27,978)
Cash and cash equivalents at beginning
     of period                                  45,220
  Cash and cash equivalents at end of
     period                                     17,242

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITY
Declaration of dividend to common
     shareholders                                5,545
Issuance of stock compensation to trustees          36

            Notes to Consolidated Financial Statements

The preceding consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Entertainment Properties Trust and its wholly-owned subsidiaries, EPT DownREIT, Inc and EPT DownREIT II, Inc. All significant intercompany transactions have been eliminated in consolidation.

LINE OF CREDIT

At June 30, 1998, the Company had borrowings of $21 million under its revolving credit facility with additional availability under the facility of $129 million. During the quarter management reduced the total available credit under this facility from $200 million to $150 million. This voluntary reduction was done as a result of, and simultaneous to, the closing of the long-term secured credit facility described below.

LONG-TERM SECURED CREDIT FACILITY

During the quarter ended June 30, 1998, the Company, through EPT DownREIT II, Inc., a newly formed subsidiary, closed a $105 million long-term secured credit facility for which it pledged eight of its megaplex theatre properties as collateral. Borrowings under the new facility are amortized over a 30-year period with principle and interest payable monthly at a coupon rate of 6.77% and an effective rate of 7.07% adjusted for amortization of capitalized debt acquisition costs and the deferred hedging loss. The properties pledged as collateral under the facility include: Grand 24, Dallas, Texas; Mission Valley 20, San Diego, California; Promenade 16, Los Angeles, California; Ontario Mills 30, Los Angeles, California; Huebner Oaks, San Antonio, Texas; Lennox 24, Columbus, Ohio; West Olive 16, St. Louis, Missouri; and Studio 30, Houston, Texas. After ten years, all cash flows from the properties pledged as collateral are required to be applied to the repayment of principal under the facility.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

The following discussion contains forward-looking statements and should be read in conjunction with the accompanying Financial Statements and Notes thereto of the Company. The forward-looking statements included in this discussion and elsewhere in this Form 10Q report involve risks and uncertainties, including those relating to anticipated financial performance, business prospects, industry trends, anticipated capital expenditures, shareholder returns and other matters, which reflect management's best judgment based on factors currently known. Actual results and experience could differ materially from the anticipated results and expectations expressed in the Company's forward-looking statements.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

WITH THE EXCEPTION OF HISTORICAL INFORMATION, THE STATEMENTS MADE IN THIS REPORT ON FORM 10-Q CONSIST OF FORWARD-LOOKING STATEMENTS AS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS ARE IDENTIFIED BY WORDS OR PHRASES SUCH AS "SHOULD," "WILL BE," "INTEND," "CONTINUE," "BELIEVE," "MAY," "EXPECT," "HOPE," "ANTICIPATE," "GOAL," " FORECAST," OR OTHER COMPARABLE TERMS. THE COMPANY'S ACTUAL FINANCIAL CONDITION, RESULTS OF OPERATIONS OR BUSINESS MAY VARY MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD LOOKING STATEMENTS AND INVOLVE VARIOUS RISKS AND UNCERTAINTIES, INCLUDING BUT NOT LIMITED TO THE
FOLLOWING:

 .    The Company's initial dependence on its largest tenant and lease guarantor for its lease revenues and ability to make distributions to its shareholders
 .    The Company's ability to diversify its portfolio
 .    Potential conflicts of interest involving the Company and
     its largest tenant and lease guarantor
 .    Competition from other entities providing capital to the
     entertainment industry
 .    Dependence on key personnel
 .    Operating risks in the entertainment industry that may
     affect the operations of the Company's tenants
 .    Tax risks arising from the Company's continuing ability to qualify as a REIT
 .    Interest rates and availability of debt financing
 .    General real estate investment risks

INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS, AND ARE ENCOURAGED TO REVIEW THE RISK FACTORS DISCUSSED UNDER THE CAPTION "CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION" IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997, AS WELL AS THOSE DISCUSSED ELSEWHERE IN THE COMPANY'S REPORTS AND OTHER FILINGS MADE WITH THE SECURITIES AND EXCHANGE COMMISSION.

RESULTS OF OPERATIONS

The Company began operations concurrent with its initial public offering on November 18, 1997. Consequently, there was no activity from prior fiscal year periods with which to compare.

During the three-month period ended June 30, 1998, the Company had net income of $4.68 million or $0.34 per share on rental revenue of $8.62 million or $0.62 per share as compared to the quarter ended March 31, 1998 in which the Company had net income of $4.58 million or $0.33 per share on rental revenue of $6.29 million or $0.45 per share.

Funds from operations (FFO) for the quarter ended June 30, 1998 were $6.42 million or $0.46 per share as compared to $5.87 million or $0.42 per share for the quarter ended March 31, 1998.

Increases in revenue, net income, and FFO resulted from acquisitions during the three-month period ended June 30, 1998, as well as acquisitions made mid-period during the previous quarter.

As of June 30, 1998, the Company had acquired all of the Initial
Properties identified in the Company's prospectus prepared in connection with its initial public offering, as well as four of the five Option Properties identified in the Company's prospectus.

During the three-month period ended June 30, 1998 the Company acquired two properties as follows.

On April 20, 1998, the Company acquired the Mesquite 30 megaplex theatre from AMC Entertainment Inc. (or its subsidiaries.) Mesquite is a 30 screen theatre located in Dallas, Texas, capable of seating approximately 6,000. The purchase price was $23.2 million. Additionally, two pad sites adjacent to the theatre property were acquired for $1.5 million. These pad sites will be marketed on a ground lease or build-to-suit basis to businesses which are complimentary to the movie going experience, such as restaurants. First year rental on this megaplex theatre will approximate $2.4 million.

On June 30, 1998, the Company acquired the Hampton Town Center 24 megaplex theatre from AMC Entertainment Inc. (or its subsidiaries). Hampton Town Center 24 is located in Norfolk, Virginia. The theatre seats approximately 5,098 in 107,396 square feet. The purchase price was $28.5 million. First year rental on this megaplex theatre will approximate $2.99 million.

The lease terms on the two properties mentioned above include a 15 year term with four 5-year options and annual rental escalators equal to the lesser of 2% or the consumer price index. Each lease also has a percentage rent feature that begins at a 6% natural break subject to certain adjustments. Each lease is a triple net lease requiring the lessee to pay all ongoing and capital costs during the lease term including taxes and other governmental charges, insurance, utilities, service, maintenance and any ground lease payments.

The Company believes it will complete the acquisition of the remaining Option Property described in its initial public offering prospectus. The remaining megaplex theatre property under contract is the Livonia 20 megaplex theatre located in suburban Detroit, Michigan. The purchase price for Livonia 20 is estimated to be approximately $27.5 million.

On June 29, 1998, the Company announced that it had signed a definitive agreement with Real Estate Innovations, L.L.C. to acquire its Raleigh Grand 16 megaplex theatre in Raleigh, North Carolina for $8.375 million. In addition to the Raleigh Grand 16, the agreement includes the acquisition of three additional megaplex theatres valued at $36.6 million. These theatres will be operated by Consolidated Theatres.

Consolidated Theatres, based in Charlotte, North Carolina is a regional movie exhibitor that operates six theatres with more than 60 screens. It has more than 120 screens in development throughout the southeast.

On July 10, 1998, the Company announced it had signed a definitive agreement with Pompano Development Partners to acquire its Pompano 18 megaplex theatre in Pompano Beach, Florida for approximately $16 million. The agreement also contemplates the acquisition of six additional megaplex theatres to be developed over the next two years with an estimated value of $120 million. Subsequently, on August 10, 1998, the Company acquired the Pompano 18 megaplex theatre.

Pompano 18 is leased to Muvico Theatres Inc., a regional movie exhibitor based in Fort Lauderdale, Florida. Muvico operates seven theatres with 55 screens in Florida and has 250 screens under development throughout the southeast.

On July 22, 1998, the Company announced it has signed a definitive agreement with Sofran Powder Springs, Limited
Partnership to acquire the Powder Springs 22-screen, 5,100 seat megaplex theatre in suburban Atlanta, Georgia for $15.5 million.
The purchase price includes three additional land parcels adjacent to the theatre property.

The Powder Springs 22-screen theatre will be operated by Regal
Cinemas, based in Knoxville, Tennessee. According to publicly available information, Regal Cinemas is a national movie exhibitor that operates over 250 theatres in 28 states with more than 2,400 screens.

The Company continues to see significant opportunities with a number of megaplex theatres and other entertainment related real estate properties.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1998, the Company had $17.24 million in cash and had drawn $21 million on its revolving line of credit in conjunction with its acquisition of the Hampton Town Center megaplex theatre.

The Company anticipates that its cash from operations and credit available under the Revolving Credit Facility will provide adequate liquidity to conduct its operations, fund administrative and operating costs, interest payments and additional planned property acquisitions, and allow distributions to the Company's shareholders and avoidance of corporate level federal income or excise tax in accordance with Internal Revenue Code requirements for qualification as a REIT.

Should opportunities be presented for property acquisitions consistent with the Company's investment objectives that would cause the Company to exhaust its available credit under the Revolving Credit Facility, the Company intends to consider: (i) making certain property acquisitions utilizing additional issuance of the Company's securities as consideration in the transaction(s); and (ii) conducting a secondary offering of Shares which would be designed to raise capital for current acquisition needs and reduce borrowings under the Bank Credit Facility, thereby replenishing the available credit for future acquisitions.

OTHER DATA

The Company believes that to facilitate a clear understanding of the historical consolidated operating results, funds from operations (FFO) should be examined in conjunction with net income as presented in the Consolidated Financial Statements. Funds from operations is considered by management as an appropriate measure of the performance of an equity real estate investment trust (REIT) because it is predicated on cash flow analysis, which management believes is more reflective of the value of real estate companies such as the Company rather than a measure predicated on expenditures such as depreciation. FFO is generally defined as net income plus certain non-cash items, primarily depreciation of real estate properties. The following table summarizes the Company's FFO for the three and six-month periods ended June 30, 1998 and the three-months ended March 31, 1998:

                             Six Months        Three Months   Three Months
                               Ended              Ended          Ended
                              6/30/98            6/30/98        3/31/98

Funds from operations (FFO)
  Net Income                  $9,256             $4,676          $4,580
  Add back real estate
   depreciation               $3,030             $1,744          $1,286
     FFO                     $12,286             $6,420          $5,866

Basic and diluted FFO
  per share                  $   .89             $  .46          $  .42

YEAR 2000 DISCLOSURE

The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company's only computer software, other than standard office automation software is its accounting software. The third party vendor of the Company's accounting software has certified that the system is year 2000 compliant.

There are significant third parties on which the Company's operations are dependent or which provide the Company with information. There can be no assurance the systems of other companies on which the Company relies will be year 2000 compliant on a timely basis and thus no assurance such companies' systems would not have an adverse effect on the Company's business or operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK.

During the period ended June 30, 1998, the Company closed a long-term secured credit facility, at which time it settled its hedging position that it had entered to "lock in" an attractive rate. During the term of the hedge, market rates fell resulting in a hedge loss of $1.4 million. This hedge loss will be amortized over the effective life of the long-term secured credit facility.

The Company has entered into a hedging instrument in compliance with its revolving credit facility. This hedging instrument is for a notional value of $20 million and protects the Company should London interbank offer rates rise above 9.25%. The Company has no exposure under this hedging instrument should rates fall.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on May
13, 1998.  The following items were submitted to a vote:

Item 1. Scott H. Ward was elected as a Class I trustee. Class II trustees (Robert L. Harris and Robert J. Druten) and Class III trustees (Peter C. Brown and Charles S. Paul) continue to serve on the Board of Trustees until the Annual Meeting of Shareholders in 1999 and 2000, respectively. The vote with respect to the election of the Class I trustee was as follows:

                    Affirmative    Withheld
                      Votes        Authority

Scott H. Ward       10,241,667       33,865

Item 2. The selection of Ernst & Young LLP as the Company's independent auditors for the year ending December_31, 1998 was approved. The vote was as follows:

                    Affirmative    Negative       Withheld
                       Votes        Votes         Authority

                    10,242,007       6,875          26,650

A total of 10,275,532 shares were voted. No broker non-votes were received.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

Exhibit No.         Description

10.15     Loan Agreement, dated as of June 29, 1998 between EPT
          DownREIT II, Inc., as Borrower and Archon Financial,
          L.P., as Lender.

10.16     Promissory Note, dated as of June 29, 1998, issued by
          EPT DownREIT II, Inc. in favor of Archon Financial,
          L.P. in the original face amount of $105,000,000.

21        Subsidiaries of the Company.

27        Financial Data Schedule.

B.   Reports on Form 8-K (all previously filed).

During the quarter ended June 30, 1998, the Company filed the following reports on Form 8-K:

Form 8-K dated April 3, 1998
     Item 2. Acquisition or disposition of assets - Acquisition of Cantera 30 megaplex theatre in Chicago, Illinois.

     Item 7.  Financial Statements and Exhibits - Financial
     Statements of Business Acquired; (b) Pro Forma Financial
     Information; (c) Exhibits.

Form 8-K dated April 8, 1998
     Item 5.  Other Events - Announcement of acquisition of
     Cantera 30 megaplex theatre.
     Item 7.  Exhibits - Press release, issued April 13, 1998.

Form 8-K dated April 21, 1998
     Item 5. Other Events - Announcement of total income for first quarter 1998.
     Item 7.  Press release, issued April 13, 1998.

Form 8-K dated April 27, 1998
     Item 2. Acquisition or disposition of assets - Acquisition of Mesquite 30 in Mesquite, Texas.
     Item 7. Financial statements and exhibits - (a) Financial statements of business acquired. (b) Pro forma financial information. (c) Exhibits.

Form 8-K dated April 28, 1998
     Item 5.  Other Events - Announcement of acquisition of
     Mesquite 30 megaplex.
     Item 7.  Exhibits - Press Release issued April 20, 1998.

Form 8-K dated May 29, 1998
     Item 5. Other Events - Announcement of letters of intent with operators and developers.
     Item 7.  Exhibits - Press release, issued May 27, 1998.

Form 8-K dated June 19, 1998
     Item 5. Other Events - Announcement of second quarter dividend for 1998.
     Item 7.  Exhibits - Press release, issued June 15, 1998.







SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Entertainment Properties Trust, Registrant

Date:  August 13, 1998

                              /s/ David M. Brain
                              David M. Brain
                              Chief Financial Officer

Date: August 13, 1998

                              /a/ R. Scott Christian
                              R. Scott Christian
                              Treasurer