Form 10-Q
period 1998-09-30
ENTERTAINMENT PROPERTIES TRUST
filed 1998-11-16
CIK 1045450

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________.

                  COMMISSION FILE NUMBER 1-13561

                  ENTERTAINMENT PROPERTIES TRUST
      (Exact name of registrant as specified in its charter)

     MARYLAND                           43-1790877
(State or other jurisdiction      (I.R.S. Employer Identification
of incorporation or organization)            No.)

          ONE KANSAS CITY PLACE
1200 MAIN STREET, SUITE 3250, KANSAS CITY, MISSOURI      64105
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:(816) 472-1700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X]  Yes  [ ]  No


              APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At October 31, 1998, there were 13,861,964 Common Shares of
Beneficial Interest outstanding.

PART 1 -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
Following are the consolidated financial statements of Entertainment Properties Trust (the Company) as of September 30, 1998 and December 31, 1997, and for the three and six month periods ended September 30, 1998. The Company began operations concurrent with the consummation of its initial public offering on November 18, 1997. Consequently, there was no activity from the prior fiscal year periods with which to compare.

                  ENTERTAINMENT PROPERTIES TRUST

                   Consolidated Balance Sheets

                           (Unaudited)
                      (Amounts in Thousands)

                                      AS OF          AS OF
ASSETS                             SEPTEMBER 30,  DECEMBER 31,
                                       1998          1997

Rental properties, net             $381,024       $213,813
Land held for development             5,954           -
Cash and cash equivalents             6,846         45,220
Other                                 4,718            456

     Total assets                  $398,542       $259,489

Liabilities and Shareholders' Equity
Liabilities:
  Accounts payable and accrued
     liabilities                   $    705       $  2,524
  Advisory fee payable                    -          1,368
  Dividends payable                   5,545          2,495
  Unearned rents                      3,161          1,875
  Notes payable                         298            -
  Revolving credit facility          35,000            -
  Long term secured debt            104,852            -
     Total liabilities              149,561          8,262

Shareholders' Equity:
  Common stock, $.01 par value
     50,000,000 shares authorized
     13,861,964  and 13,860,100
     shares issued and outstanding
     at September 30, 1998 and
     December 31, 1997, respectively    139            139

  Preferred stock, $.01 per share,
     5,000,000 shares authorized;
     No shares issued or outstanding      -              -

  Additional paid-in capital        255,757        255,721
  Loans to officers                  (2,400)        (2,400)
  Non-vested stock                   (1,000)        (1,180)
  Distributions in excess of
     net income                      (3,515)        (1,053)
     Total shareholders' equity     248,981        251,227

     Total liabilities and
          shareholders' equity     $398,542       $259,489

                  ENTERTAINMENT PROPERTIES TRUST

                Consolidated Statements of Income

                           (Unaudited)
   (Amounts in Thousands -- Except per share and share amounts)

                                   THREE MONTHS   NINE MONTHS
                                       ENDED          ENDED
                                   SEPTEMBER 30,  SEPTEMBER 30,
                                        1998           1998

Rental revenue                        $9,817         $24,725
Expenses:
 General and administrative              561           1,768
 Depreciation                          1,959           4,997
     Total expenses                    2,520           6,765
  Operating income                     7,297          17,960

 Interest expense,  net                2,381           3,787

     Net income                       $4,916         $14,173

Basic and diluted earnings
  per common share                    $  .35         $  1.02


Weighted average number
  of shares outstanding           13,861,964      13,860,878

                  ENTERTAINMENT PROPERTIES TRUST

               Consolidated Statement of Cash Flows

                           (Unaudited)
                      (Amounts in Thousands)


                                                NINE MONTHS ENDED
                                               SEPTEMBER 30, 1998
OPERATING ACTIVITIES
Net income                                             $  14,173
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                            5,207
  Increase in other assets                                (4,308)
  Decrease in accounts payable and accrued
    liabilities                                           (1,783)
  Decrease in advisory fee payable                        (1,368)
  Increase in dividend payable                             3,050
  Increase in unearned rents                               1,286
     Net cash provided by operating activities            16,257

INVESTING ACTIVITIES
Acquisitions of rental properties                       (172,192)
Acquisition of land held for development                  (5,954)
     Net cash used in investing activities              (178,146)

FINANCING ACTIVITIES
Borrowings under revolving credit facility                35,000
Borrowings under long-term secured credit facility       104,852
Borrowings under notes payable                               298
Cash dividends paid                                      (16,633)
     Net cash provided by financing activities           123,517
Net decrease in cash and cash equivalents                (38,374)
Cash and cash equivalents at beginning of period          45,220
     Cash and cash equivalents at end of period            6,846

Supplemental Schedule of Noncash Activity
Declaration of dividend to common shareholders          $  5,545
Issuance of common stock to trustees for
     directors fees                                           36


            Notes to Consolidated Financial Statements

The accompanying financial statements as of September 30, 1998 and for the three and nine month periods then ended are unaudited. The balance sheet as of December 31, 1997 has been derived from the audited balance sheet as of that date. The unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the financial position and operating results for the interim period presented. These financial statements should be read in conjunction with the consolidated financial statements as of December 31, 1997 and for the period then ended, and notes thereto contained in the Company's Annual Report on form 10-K. The results of operations for the interim periods shown are not necessarily indicative of the expected results for the year ending December 31, 1998.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Entertainment Properties Trust and its wholly-owned subsidiaries, EPT DownREIT, Inc and EPT DownREIT II, Inc. All significant intercompany transactions have been eliminated in consolidation.

REVOLVING CREDIT FACILITY

At September 30, 1998, the Company had borrowings of $35 million under its revolving credit facility with additional availability under the facility of $115 million. During the second quarter of fiscal 1998, management reduced the total available credit under this facility from $200 million to $150 million. This voluntary reduction was done as a result of, and simultaneous to, the closing of a $105 million long-term secured credit facility by the Company's wholly-owned subsidiary, EPT DownReit II, Inc.

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

During the three-month period ended September 30, 1998, the Company had net income of $4.9 million or $0.35 per share on rental revenue of $9.8 million. For the nine months ended
September 30, 1998 the Company had net income of $14.2 million or $1.02 per share on rental revenue of $24.7 million.

Funds from operations (FFO) for the quarter ended September 30, 1998 were $6.9 million or $0.49 per share. For the nine months ended September 30, 1998, FFO was $14.2 million or $1.38 per share.

Increases in revenue, net income, and FFO resulted from acquisitions during the three-month period ended September 30, 1998, as well as acquisitions made mid-period during the previous two quarters.

The Company has acquired all of the Initial Properties identified in the Company's prospectus prepared in connection with its initial public offering, as well as four of the five Option
Properties identified in the Company's prospectus.

The Company expects to acquire the remaining Option Property described in its initial public offering prospectus. The remaining megaplex theatre property under contract is the Livonia 20 megaplex theatre located in suburban Detroit, Michigan. The purchase price for Livonia 20 is estimated to be approximately $27.5 million.

During the three month period ended September 30, 1998, the Company acquired two properties as follows:

On August 10, 1998, the Company acquired the Pompano 18 megaplex theatre located in Pompano Beach, Florida. The 18 screen theatre which seats approximately 3,400 is operated by Muvico Theaters, Inc., a regional movie exhibitor based in Fort Lauderdale, Florida. According to publicly available information, Muvico Theaters, Inc. operates seven theatres with 55 screens in Florida and has 250 screens under development throughout the southeast.

On August 20, 1998, the Company acquired the Raleigh Grand 16 megaplex theater located in Raleigh, North Carolina. The 16 screen theatre which seats approximately 2,596 in 51,450 square feet is operated by Consolidated Theatres, Inc. According to publicly available information, Consolidated is a regional movie exhibitor based in Charlotte, North Carolina that operates six theatres with more than 60 screens. It has more than 120 screens in development throughout the southeast.

Both of the acquired properties mentioned above are leased to the theatre operators under a triple net lease requiring the lessee to pay all ongoing and capital costs during the lease term including taxes and other governmental charges, insurance, utilities, service, maintenance and any ground lease payments.

On July 22, 1998, the Company announced it has signed a definitive agreement with Sofran Powder Springs, Limited
Partnership to acquire the Powder Springs 22-screen, 5,100-seat megaplex theatre in suburban Atlanta, Georgia for $15.5 million.
The purchase price includes three additional land parcels adjacent to the theatre property.

It is anticipated that the Powder Springs 22-screen theatre will be operated by Regal Cinemas, based in Knoxville, Tennessee. According to publicly available information, Regal Cinemas is a national movie exhibitor that operates over 250 theatres in 28 states with more than 2,400 screens.

The Company continues to see significant opportunities with a number of megaplex theatres and other entertainment related real estate properties.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1998, the Company had $6.8 million in cash and cash equivalents and had drawn $35 million under its revolving credit facility in conjunction with its acquisition of the Hampton Town Center, Pompano 18, and Raleigh Grand 16 megaplex theaters.

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

Should opportunities be presented for property acquisitions consistent with the Company's investment objectives that would cause the Company to exhaust its available credit under the revolving credit facility, the Company intends to consider: (i) making certain property acquisitions utilizing additional issuance of the Company's securities as consideration in the transaction(s); and (ii) conducting a secondary offering of the Company's securities which would be designed to raise capital for current acquisition needs and reduce borrowings under the revolving credit facility, thereby replenishing the available credit for future acquisitions.

FUNDS FROM OPERATIONS

The Company believes that to facilitate a clear understanding of the historical consolidated operating results, funds from operations (FFO) should be examined in conjunction with net income as presented in the Consolidated Financial Statements. FFO is considered by management as an appropriate measure of the performance of an equity REIT because it is predicated on cash flow analysis, which management believes is more reflective of the value of real estate companies, such as the Company, rather than a measure predicated on expenditures, such as depreciation. FFO is generally defined as net income plus certain non-cash items, primarily depreciation of real estate properties. The following table summarizes the Company's FFO for the three and nine-month periods ended September 30, 1998.

                    THREE MONTHS ENDED       NINE MONTHS ENDED
                    SEPTEMBER 30, 1998       SEPTEMBER 30, 1998

Funds from
 operations (FFO)
  Net Income             $4,916                   $14,173
  Add back real
    estate depreciation  $1,951                   $ 4,982
     FFO                 $6,867                   $19,155

Basic and diluted
  FFO per share          $  .49                   $  1.38


YEAR 2000 DISCLOSURE

The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company's only computer software, other than standard office automation software is its accounting software. The third party vendor of the Company's accounting software has certified that the system is year 2000 compliant.

The Company intends to initiate formal communications with its lessees to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company expects to address this issue with these parties by early 1999, which is prior to any anticipated impact from the issue. There can be no assurance the systems of other companies on which the Company relies will be year 2000 compliant on a timely basis and thus no assurance such companies' systems would not have an adverse effect on the Company's business or operations.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK.

The Company closed a $105 million long-term secured credit facility on June 29, 1998, at which time it settled its hedging position that it had entered to "lock in" an attractive rate. During the term of the hedge, market rates fell resulting in a hedge loss of $1.4 million. This hedge loss is being amortized over the effective life of the long-term secured credit facility.

The Company has entered into a hedging instrument in compliance with its revolving credit facility. This hedging instrument is for a notional value of $20 million and protects the Company should London interbank offer rates rise above 9.25%. The Company has no exposure under this hedging instrument should rates fall.

PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

A.   Exhibits.

Exhibit No.    Description

27             Financial Data Schedule

B.   Reports on Form 8-K (all previously filed).

     During the quarter ended September 30, 1998, the Company filed the following reports on Form 8-K:

     Form 8-K dated July 13, 1998
          Item 5.  Other Events - Press release, issued July 10,
          1998.

     Form 8-K dated July 13, 1998
          Item 5.  Other Events - Press release, issued July 10,
          1998.

     Form 8-K dated July 16, 1998
          Item 2.  Acquisition or disposition of assets --
          Acquisition of Hampton Town Center 24 in Norfolk, VA.

     Form 8-K dated July 16, 1998
          Item 7. Financial Statements and Exhibits - Press release, issued July 14, 1998.

     Form 8-K dated July 24, 1998
          Item 5.  Other Events -- Press release, issued July 22,
          1998.

     Form 8-K dated August 19, 1998
          Item 5.  Other Events -- Press release, issued July 31,
          1998.

     Form 8-K dated September 18, 1998
          Item 5.  Other Events -- Press release, issued
          September 15, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    Entertainment Properties Trust, Registrant

Date:  November 13, 1998

                         /s/ David M. Brain
                         David M. Brain
                         Chief Financial Officer

Date: November 13, 1998

                           /s/ Fred L. Kennon
                         Fred L. Kennon
                         Treasurer