Form 10-K405
period 1998-12-31
ENTERTAINMENT PROPERTIES TRUST
filed 1999-03-30
CIK 1045450

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1998



                         COMMISSION FILE NUMBER 1-13561

                         ENTERTAINMENT PROPERTIES TRUST
             (Exact name of registrant as specified in its charter)

             MARYLAND                                   43-1790877
 (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

          ONE KANSAS CITY PLACE
1200 MAIN STREET, SUITE 3250, KANSAS CITY, MISSOURI                 64105
   (Address of principal executive office)                        (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (816) 472-1700


           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

         Title of Class                Name of each exchange on which registered
         --------------                -----------------------------------------

Common Shares of Beneficial Interest,             New York Stock Exchange
         par value $.01 per share

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      None.

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

THE AGGREGATE MARKET VALUE OF THE COMMON SHARES OF BENEFICIAL INTEREST OF THE REGISTRANT HELD BY NON-AFFILIATES ON MARCH 17, 1999, WAS $232,188,349 (BASED ON THE CLOSING SALES PRICE PER SHARE ON THE NEW YORK STOCK EXCHANGE ON MARCH 17,
1999). AT MARCH 17, 1999, THERE WERE 13,861,991 COMMON SHARES OF BENEFICIAL INTEREST OUTSTANDING.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A are incorporated by reference in Part III of this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS


GENERAL

Entertainment Properties Trust (the "Company") was formed on August 22, 1997 as a Maryland real estate investment trust ("REIT") to capitalize on the opportunities created by the development of destination entertainment and entertainment-related properties, including megaplex movie theatre complexes. The Company completed an initial public offering ("IPO") of its common shares of beneficial interest ("Shares") on November 18, 1997. The Company is the first publicly-traded REIT formed exclusively to invest in entertainment-related properties.

The Company is a self-administered REIT specializing in the acquisition and ownership of entertainment-related properties. As of December 31, 1998, the Company's real estate portfolio was comprised of 21 megaplex theatre properties located in eleven states, and one entertainment-themed retail center ("ETRC") development property located in Westminster, Colorado. The Company also owns land parcels and related properties adjacent to several of its theatre properties. The Company's theatre properties are leased to leading theatre operators, including American Multi-Cinema, Inc. ("AMC"), a subsidiary of AMC Entertainment, Inc. ("AMCE"), Consolidated Theatres ("Consolidated"), Muvico Entertainment LLC ("Muvico") and Edwards Theatre Circuits, Inc. ("Edwards"). The Company has also agreed to acquire theatre properties to be operated by Regal Cinemas and Loews Cineplex Entertainment.

The Company believes entertainment is an important and discrete sector of the retail real estate industry and that, as a result of the Company's focus on properties in this sector and the industry relationships of its management, it has a competitive advantage in providing capital to operators of these types of properties. The principal business strategy of the Company is to continue acquiring a portfolio of high-quality properties leased to entertainment and entertainment-related business operators, generally under long-term triple-net leases that require the tenant to pay substantially all expenses associated with the operation and maintenance of the property.

Megaplex theatres typically have at least 14 screens with predominantly stadium-style seating (seating with elevation between rows to provide unobstructed viewing) and are equipped with amenities that significantly enhance the audio and visual experience of the patron. The Company believes the development of megaplex theatres has accelerated the obsolescence of many existing movie theatres by setting new standards for moviegoers, who, in the Company's experience, have demonstrated their preference for the more attractive surroundings, wider variety of films, superior customer service and more comfortable seating typical of megaplex theatres.

The Company expects the development of megaplex theatres to continue in the United States and abroad for the foreseeable future. As a result of the significant capital commitment involved in building these properties and the experience and industry relationships of the Company's management, the Company believes it will continue to have opportunities to provide capital to businesses that seek to develop and operate these properties but would prefer to lease rather than own the properties. The Company believes its ability to finance these properties will enable it to continue to grow and diversify its asset base. See Item 7 - "Management's Discussion and Analysis" for a discussion of capital requirements necessary for the Company's continued growth.

As a REIT, the Company primarily leases its properties to tenants on a triple-net basis and does not operate its properties. Instead, the tenants, and not the Company, assume the primary risks involved in the operation of the properties. The Company's existing theatre leases provide (and it is intended that future leases will provide) for constant rental payments with periodic escalators, together with an obligation to pay percentage rentals based on gross receipts as certain baseline revenues are achieved by the tenant.

BUSINESS OBJECTIVES AND STRATEGIES

The Company's business objectives are to continue to enhance shareholder value by achieving predictable and increasing Funds From Operations ("FFO") per Share (defined as net income plus depreciation divided by the number of Shares outstanding) and acquiring and developing a diversified portfolio of high-quality properties leased to entertainment and entertainment-related business operators, generally under long-term triple-net leases. The Company intends to achieve these objectives by continuing to execute the Growth Strategies, Operating Strategies and Capitalization Strategies described below:

GROWTH STRATEGIES

- Purchase additional properties pursuant to existing agreements between the Company and leading theatre operators.

- Develop or acquire additional megaplex theatre properties and lease such properties to other qualified theatre exhibitors.

- Develop or acquire, and lease to qualified operators or master tenants, entertainment-themed retail centers ("ETRCs") and single-tenant, out-of-home, location-based entertainment and entertainment-related properties.

FUTURE PROPERTIES. Pursuant to agreements with AMCE, Edwards, Muvico and Real Estate Innovations LLC, the Company has the right to acquire and lease back to the operator, a number of existing and future megaplex theatre properties. See "Tenants and Leases" and "Additional Property Acquisitions" in Item 2 - "Properties" for a discussion of the agreements.

OTHER MEGAPLEX PROPERTIES. The Company intends to pursue acquisitions of high-quality properties from other operators with a strong market presence and believes it will continue to have opportunities to purchase megaplex theatres developed by these operators. See "Markets and Competition", this Item.

ENTERTAINMENT-THEMED RETAIL CENTERS. The Company intends to pursue acquisitions of additional ETRCs, which are generally large multi-tenant retail developments that incorporate such elements as megaplex theatres, restaurants, book and/or music superstores, interactive entertainment venues and other specialty retail or leisure-time activities. The Company believes the most important component of an ETRC is a megaplex theatre because it attracts substantial customer traffic to the site. ETRC's typically provide a family entertainment experience by creating an atmosphere of fun and excitement. The Company believes that by broadening the traditional retail shopping concept, ETRC's attract a greater number of customers to spend more time and money at a single location. The Company also believes access to capital in this developing market is generally limited for all but the largest entertainment companies. As a result of the significant capital commitment involved in developing these projects and the experience and relationships of the Company's management, the Company believes it will have opportunities to provide capital to businesses that seek to develop and operate these properties but would prefer to lease rather than own the properties. The Company's ability to finance the acquisition and development of these properties should enable it to grow and diversify its asset base.

The Company believes it will have opportunities to provide capital to developers and operators of entertainment and entertainment-related properties due to its strong capital base of shareholders' equity, the funds available under its Bank Credit Facility and its potential access to capital markets. The Company also believes it should be in a position to acquire new properties for Shares or a combination of cash and Shares, creating the opportunity for transactions structured on a tax-deferred basis to the seller (through a subsidiary partnership or otherwise) and thereby potentially reducing the price that would be paid in all-cash transactions.

The Company's ability to continue to grow and diversify its asset base as described above will depend on its ability to obtain additional capital for investment in properties. See Item 7 - "Management's Discussion and Analysis" for a discussion of these capital requirements and the Company's strategies for obtaining this capital.

OPERATING STRATEGIES

- Purchase single-tenant properties supported by long-term leases or multi-tenant properties that are substantially leased to minimize the risks inherent in initial leasing.

- Structure leases, where possible, on a triple-net or similar basis under which the tenants bear substantially all operational expenses connected with the properties.

- Structure leases for contractual increases in rent and/or percentage rent based upon a percentage of a tenant's gross sales over a pre-determined level.

- Develop and maintain long-term working relationships with theatre, restaurant, retail and other entertainment-related business operators and developers.

-    Diversify the Company's asset base by property type and tenant.

LEASE RISK MINIMIZATION. To avoid initial lease-up risks and produce a predictable income stream, the Company intends to acquire single-tenant properties that are leased under long-term leases or multi-tenant properties that are substantially leased or leased to a master tenant. The Company believes its willingness to make long-term investments in properties offers tenants financial flexibility and allows tenants to allocate capital to their core businesses.

LEASE STRUCTURE. The Company intends to structure leases, where possible, on a triple-net or similar basis under which the tenants bear the principal portion of the financial and operational responsibility for the properties. During each lease term and any renewal periods, the Company intends to provide for periodic increases in rent and/or percentage rent based upon a percentage of the tenant's gross sales over a pre-determined level.

TENANT RELATIONSHIPS. The Company will seek to develop and maintain long-term working relationships with theatre, restaurant and other entertainment-related business operators and developers by providing capital for multiple properties on a national or regional basis, thereby enhancing efficiency and value to those operators and to the Company. In addition to existing tenants, the Company will target tenants whose competitive position and financial strength are deemed adequate to meet their obligations throughout the lease terms.

PORTFOLIO DIVERSIFICATION. The Company will endeavor to further diversify its asset base by property type and tenant. In pursuing this diversification strategy, the Company will target theatre, restaurant, retail and other entertainment-related business operators which management views as leaders in their market segments and which have the financial strength to compete effectively and perform under their leases with the Company. If, as expected, ETRCs include an increasing number of diverse tenants, the Company expects to be able to serve the widening demands of this market and include additional complementary properties in its portfolio. Management is actively pursuing opportunities to finance the acquisition of additional properties through joint ventures, direct equity placements and other arrangements. See item 7-"Management's Discussion and Analysis".

CAPITALIZATION STRATEGIES

- Employ moderate leverage, including the Bank Credit Facility, to fund additional acquisitions.

- Pursue joint venture opportunities and other arrangements to fund additional property acquisitions.

- Maintain a debt to total capitalization ratio consistent with prudent management and market expectations.

- Pay regular distributions and periodically increase distributions to Shareholders to the extent expected increases in FFO and Cash Available for Distribution (net earnings plus depreciation and amortization minus capital expenditures and principal payments on indebtedness) are realized.

MODERATE USE OF LEVERAGE; DEBT TO TOTAL CAPITALIZATION. The Company will seek to enhance shareholder return through the moderate use of leverage. The Company currently has $52 million in availability under its Bank Credit Facility to fund the acquisition of additional properties consistent with the Company's investment policies and the terms of the credit agreement (see "Liquidity and Capital Resources" and "Capital Requirements for Additional Acquisitions and Future Growth" in Item 7 - "Management's Discussion and Analysis"). In addition, the Company may in the future obtain additional secured debt and/or refinance its existing unsecured debt with long-term debt or proceeds from the issuance of additional equity as circumstances warrant and opportunities to do so become available. The Company expects to maintain a debt to total capitalization ratio (i.e., total debt of the Company as a percentage of shareholder's equity plus total debt) of less than 50%.

JOINT VENTURES. The Company will examine and pursue potential joint venture opportunities with institutional investors or developers if they are considered to add value to the shareholders. The Company may employ higher leverage in such joint ventures.

PAYMENT OF REGULAR DISTRIBUTIONS. The Company has paid and expects to continue paying quarterly dividend distributions to its shareholders. Among the factors the Board of Trustees considers in setting the distribution rate are the Company's results of operations, including FFO per Share, and the Company's Cash Available for Distribution. The Company expects to periodically increase distributions as FFO and Cash Available for Distribution increase and as other considerations and factors warrant. See "Cautionary Statement Regarding Forward-Looking Information" in Item 7 of this Form 10-K.

COMPETITION

The Company competes for real estate financing opportunities with traditional financial sources such as banks, non-bank providers of leveraged lease and other structured finance facilities, equity markets and insurance companies, as well as other REITs. The popularity of REITs as real estate financing vehicles, and thus the competition for high quality acquisition opportunities, has increased in recent years and may continue to do so in the foreseeable future. While the Company is the first publicly traded REIT formed to specialize in entertainment-themed properties, other entertainment-oriented REITs may enter the market in the future as new megaplex theatres and ETRCs are developed. The Company believes its capital base, access to existing and potential new financing and the industry relationships of its management will enable the Company to compete effectively for acquisition and financing opportunities.

EMPLOYEES

As of December 31, 1998, the Company had seven full time employees and one part-time employee.


ITEM 2.  PROPERTIES

As of December 31, 1998, the Company's real estate portfolio consisted of 21 megaplex theatre properties that are geographically diversified throughout eleven states and one entertainment-themed retail center ("ETRC") development property located in Westminster, Colorado. The Company also owns land parcels and related properties adjacent to several of its theatre properties. All of the real estate investments listed below are owned or ground leased directly by the Company.

The following table lists the Company's Properties, their locations, acquisition dates, number of theatre screens, number of seats, gross square footage, and the tenant.


                                                                                      Building
                                                   Acquisition                         (gross
Property                       Location                Date      Screens    Seats      sq. ft)           Tenant
--------                       --------                ----      -------    -----      -------           ------
Grand 24 (3)                   Dallas, TX                11/97       24      5,067       98,175              AMC
Mission Valley 20 (1) (3)      San Diego, CA             11/97       20      4,361       84,352              AMC
Promenade 16 (3)               Los Angeles, CA           11/97       16      2,860      129,822              AMC
Ontario Mills 30 (3)           Los Angeles, CA           11/97       30      5,469      131,534              AMC
Lennox 24 (1) (3)              Columbus, OH              11/97       24      4,412       98,261              AMC
West Olive 16 (3)              St. Louis, MO             11/97       16      2,817       60,418              AMC
Studio 30 (3)                  Houston, TX               11/97       30      6,032      136,154              AMC
Huebner Oaks 24 (3)            San Antonio, TX           11/97       24      4,400       96,004              AMC
First Colony 24 (1)            Houston, TX               11/97       24      5,098      107,690              AMC
Oakview 24 (1)                 Omaha, NE                 11/97       24      5,098      107,402              AMC
Leawood Town Center 20         Kansas City, MO           11/97       20      2,995       75,224              AMC
Gulf Pointe 30 (2)             Houston, TX               02/98       30      6,008      130,891              AMC
South Barrington 30            Chicago, IL               03/98       30      6,210      130,891              AMC
Cantera 30 (2)                 Chicago, IL               03/98       30      6,210      130,757              AMC
Mesquite 30 (2)                Dallas, TX                04/98       30      6,008      130,891              AMC
Hampton Town Center 24         Norfolk, VA               06/98       24      5,098      107,396              AMC
Raleigh Grand 16               Raleigh, NC               08/98       16      2,596       51,450     Consolidated
Muvico Pompano 18              Pompano Beach, FL         08/98       18      3,424       73,637           Muvico
Westminster Promenade          Westminster, CO           10/98       --         --           --     Multi-Tenant
Pompano Kmart                  Pompano Beach, FL         11/98       --         --       80,540            Kmart
Nickels Restaurant             Pompano Beach, FL         11/98       --         --        5,600          Nickels
Muvico Paradise 24             Davie, FL                 11/98       24      4,180       96,497           Muvico
Boise Stadium (1)              Boise, ID                 12/98       20      4,734      140,300          Edwards
Aliso Veijo 20                 Los Angeles, CA           12/98       20      4,352       98,557          Edwards
                                                                     --      -----       ------
         TOTAL                                                      494     97,429    2,302,443

(1) Third party ground leased property. Although the Company is the tenant under the ground leases and has assumed responsibility for performing the obligations thereunder, pursuant to the Leases, the theatre tenants are responsible for performing the Company's obligations under the ground leases.

(2) In addition to the theatre property itself, the Company has acquired land parcels adjacent to the theatre property which the Company intends to ground lease or sell to restaurant or other entertainment themed operators.

(3)    Property is included as security for a $105 million mortgage facility.


OFFICE LOCATIONS. The Company maintains two executive offices, one in Kansas City, Missouri and one in Los Angeles, California. Each office suite is leased from a third party landlord. The Kansas City office occupies a total of 1,534 square feet with annual rentals of $36,700. The Los Angeles office occupies a total of 1,494 square feet with annual rentals of $43,500 and an approximate 4.5% annual escalator.

TENANTS AND LEASES

The Company acquired an initial portfolio of sixteen megaplex theatre properties (the "AMC Properties") from subsidiaries of AMCE, including AMC, for an aggregate purchase price of approximately $362 million. Eleven of the AMC Properties were acquired in 1997 and five were acquired in 1998. Twelve of the AMC Properties were described in the Company's IPO Prospectus as the "Initial Properties" to be acquired by the Company, and four AMC Properties were among the "Option Properties" described in the Prospectus. The AMC Properties have an aggregate of 396 screens and 78,160 seats. Each AMC Property is located in a large metropolitan market and was constructed on or after May 1995. Each AMC Property was acquired by the Company at a price equal to AMCE's cost of development and construction.

The Company's existing leases with AMC (the "AMC Leases") provide for aggregate annual rentals of approximately $38.3 million, or an average annual rental of approximately $2.4 million per Property. AMC's obligations under each Lease are guaranteed by AMCE. The Leases have initial terms ranging from 13 to 15 years (the "Fixed Term") and may be extended upon the same terms and conditions for four additional five-year terms (each, an "Extended Term") at the option of AMC. The Leases are triple-net leases that require AMC to pay substantially all expenses associated with the operation of the Properties, including taxes and other governmental charges, insurance, utilities, service, maintenance and any ground lease payments. Each Lease requires that, for a period of ten years, AMC must operate the Property only as a movie theatre and activities incidental thereto.

The rental schedules under the AMC Leases provide a stable source of cash flow while allowing the Company to participate in future revenue growth experienced at those theatres. Rent for the first year of each Lease is set at a fixed amount and is subject to increase each year by the percentage increase in the Consumer Price Index ("CPI") for the previous year, not to exceed 2%. In addition, once AMC earns revenues in excess of a baseline amount it becomes obligated to pay annual percentage rent on the basis of such revenues. However, the Company does not expect to receive any annual percentage rent from AMC for at least five years after the commencement date of each Lease.

During each Fixed Term, certain of AMC's obligations, including payment obligations, under each Lease are cross-defaulted to each of the other AMC Leases until AMCE's senior debt obligations or corporate credit are rated investment grade or AMC's rental payments to the Company represent less than 50% of the Company's rental income for any fiscal quarter. The Company has general recourse to AMC under the Leases and to AMCE under its guarantees of AMC's Lease obligations, but AMC's payment obligations under the Leases and AMCE's obligations under its guarantees are not secured by any assets of AMC or AMCE.

Rental amounts for the properties purchased from AMC were determined by the management of AMCE and the Company and were not negotiated on an arms-length basis. The rental payments are based on an initial capitalization rate of 10.5%, which the Company believes reflects the fair market value of the Properties to the Company based on rates for comparable triple-net lease transactions.

The Company has the option to purchase one additional megaplex theatre property from AMCE, or its affiliates, located in Livonia, Michigan for a purchase price equal to AMCE's cost of developing and constructing the property. The Livonia theatre, when and if acquired by the Company, will be leased to AMC on a triple-net basis on terms similar to the Company's existing AMC Leases.

Until November 2002, the Company has a right of first refusal and first offer to purchase and lease back to AMC any megaplex theatre and related entertainment property acquired or developed and owned (or ground leased) by AMCE or its subsidiaries, exercisable upon AMCE's intended disposition of the property. This right to purchase is intended to give the Company access to new projects developed by AMCE and its subsidiaries, thereby providing opportunities for future growth, although AMCE may lease entertainment and entertainment-related properties from owners other than the Company.

AMCE is one of the leading theatrical exhibition companies in North America measured by revenues, and is an industry leader in the development of megaplex theatre complexes. In the fiscal year ended April 2, 1998, AMCE's consolidated revenues were $846.8 million. As of April 2, 1998, AMCE, through its subsidiaries, operated 229 theatres with an aggregate of 2,442 screens located in 23 states, the District of Columbia, Portugal and Japan. Approximately 61% of the screens operated by AMCE are located in Florida, California, Texas, Missouri and Michigan and approximately 70% of AMCE's domestic screens are located in areas among the 20 largest U.S. "Designated Market Areas" (television market areas as defined by Neilson Media Research).

ADDITIONAL PROPERTY ACQUISITIONS

The Company acquired the Raleigh Grand 16 megaplex theatre property in Raleigh, North Carolina from Real Estate Innovations LLC ("REI") in the third quarter of 1998. The Lease provides for a base term of 20 years with minimum annual rental payments and percentage rent payments. The theatre is operated by Consolidated Theaters. In addition, the Company has the option to acquire, for a pre-determined price, three additional megaplex movie theatre properties to be developed by REI and operated by Consolidated Theatres in the South and Mid-Atlantic regions.

The Company acquired two megaplex theatre properties operated by Muvico Entertainment LLC ("Muvico") in 1998. Leases for the Muvico properties provide for a base term of 20 years with minimum annual rental payments and percentage rent payments. In addition, the Company has the option to acquire, for a pre-determined price, five additional megaplex movie theatre properties, predominately located in the State of Florida, to be operated by Muvico.

The Company acquired two megaplex theatre properties from Edwards Theatres Circuits, Inc ("Edwards") in the fourth quarter of 1998. Leases for the Edwards properties provide for a base term of 20 years with minimum annual rental payments and percentage rent payments. In addition, the Company has a right of first refusal to acquire four additional megaplex movie theatre properties currently operated by Edwards in the State of California. The Company's rights under the agreement include the ability to match any purchase offer for the sites during the right of first refusal period.

The Company acquired the Westminster Promenade ETRC property in the fourth quarter of 1998. The property is in the development phase and, as currently planned, will include approximately 100,000 square feet of restaurant sites and light retail shops. The property is located adjacent to the AMC Westminster 24 theatre. The Company has entered into a letter of intent with Excel Legacy Corporation to form a 50/50 Joint Venture for the development of the Westminster Promenade ETRC. Excel Legacy is the owner of the Westminster AMC Theatre.

The following table lists the properties acquired during 1998;

   PROPERTY                          LOCATION                  OPERATOR                    SCREENS
   --------                          --------                  --------                    -------
   Gulf Pointe 30                    Houston, TX               AMC                              30
   South Barrington 30               Chicago, IL               AMC                              30
   Cantera 30                        Chicago, IL               AMC                              30
   Mesquite 30                       Dallas, TX                AMC                              30
   Hampton Town Center 24            Norfolk, VA               AMC                              24
   Muvico Pompano 18                 Pompano Beach, FL         Muvico                           18
   Muvico Paradise 24                Davie, FL                 Muvico                           24
   Raleigh 16                        Raleigh, NC               Consolidated                     16
   Aliso Viejo Stadium 20            Los Angeles, CA           Edwards                          20
   Boise Stadium 21                  Boise, ID                 Edwards                          20
   Westminster Promenade             Westminster, CO           Proposed Multi-tenant           ETRC
   Pompano Kmart                     Pompano Beach, FL         Kmart                            N/A
   Nickels Restaurant                Pompano Beach, FL         Nickels                          N/A


PENDING ACQUISITIONS

On July 22, 1998, the Company announced it had signed a definitive agreement with Sofran Powder Springs, Limited Partnership to acquire the Powder Springs 22-screen, 5,194-seat megaplex theatre in suburban Atlanta, Georgia. The Company intends to acquire the 22-screen theatre in the third quarter of 1999. The theatre will be operated by Regal Cinemas, based in Knoxville, Tennessee. According to publicly available information, Regal Cinemas is a national movie exhibitor that operates over 250 theatres in 28 states with more than 2,400 screens.

On February 17, 1999, the Company announced the pending acquisition of the Loews Woodridge 18 theatre located in Woodridge, Illinois in suburban Chicago. The Company intends to acquire the 18 screen, 4,343 seat megaplex theatre during the second quarter of 1999. The theatre will be operated by Loews Cineplex Entertainment Corporation, the world's largest publicly traded theatre exhibition company measured by revenues.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Shares are traded on the New York Stock Exchange under the symbol EPR. The Company's Shares commenced trading on November 18, 1997. The following table sets forth for the periods shown the high and low sales prices of the Company's Shares on the New York Stock Exchange and distributions declared:

                                                              Share Price
                                                              -----------                    Declared
                                                          High           Low               Distribution
                                                          ----           ---               ------------
                         1998
                         Fourth Quarter                   $18.9375       $16.00                $0.40
                         Third Quarter                    $18.875        $14.00                 0.40
                         Second Quarter                   $19.8125       $18.25                 0.40
                         First Quarter                    $20.00         $19.1875               0.40

                         1997
                         Period from November 18
                            to December 31, 1997          $19.875        $18.875               $0.18

At March 17, 1999, there were approximately 7,700 holders of record of the Company's Shares.

The Company declared quarterly distributions to shareholders aggregating $1.60 per Share in 1998. The Company has determined that 100% of the dividends paid on April 15, 1998, July 15, 1998, and October 15, 1998 represented ordinary dividend income to its shareholders. In addition, 83.02% or approximately $0.33 cents per Share of the fourth quarter dividend of $0.40 cents per Share declared on December 15, 1998 and paid on January 15, 1999 represented ordinary dividend income for the 1998 tax year. The remaining portion of the fourth quarter 1998 dividend payment (16.98%) represents ordinary dividend income to the shareholders in 1999.

For the period November 18, 1997 to December 31, 1997, the Board of Trustees declared a distribution of $0.18 per Share which was paid on January 15, 1998. The Company determined that 100% of the 1997 dividend was ordinary dividend income to its shareholders for the 1997 tax year.

The Board of Trustees and Company management expect to continue distributing a substantial portion of the Company's FFO as dividends on a quarterly basis (see "Liquidity and Capital Resources" in Item 7 - "Management's Discussion and Analysis").

SUBSEQUENT EVENTS

On February 9, 1999, the Company instituted a dividend reinvestment and direct share purchase plan pursuant to which shareholders may elect to automatically reinvest their dividends by purchasing Shares issued directly by the Company and shareholders and others may purchase Shares for cash directly from the Company.

On March 15, 1999, the Board of Trustees declared a quarterly dividend for the first quarter of 1999 of $0.42 per Share, which represented a five percent increase compared to the same period in 1998. This $0.42 per Share dividend, if annualized, would equal $1.68 per share, or an annual yield of approximately 10.0% based on the closing price of $16.75 of the Company's Shares on the NYSE on March 17, 1999.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data included in this table is derived from the Company's consolidated financial statements and should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto included in this annual report on Form 10-K (in thousands except per Share data):

                                                                     Year Ended            Period ending
                                                                     December 31             December 31
                                                                        1998                    1997
                                                                        ----                    ----
     Rental revenue                                                    $35,031                 $1,887

     Depreciation and amortization                                       7,280                    659

     Income from operations                                             25,699                    855

     Interest expense (income)                                           6,461                   (587)

     Net income                                                         19,238                  1,442

     Net income per common Share:
        Basic                                                            $1.39                  $0.10
        Diluted                                                           1.39                   0.10

     Weighted average number of common Shares outstanding
        Basic                                                           13,802                 13,800
        Diluted                                                         13,880                 13,860


     Funds from operations                                             $26,213                 $2,101

     Cash dividends declared per common Share                            $1.60                  $0.18




                                                                    December 31           December 31
                                                                       1998                    1997
                                                               ---------------------  -----------------------
     Net real estate investments                                      $455,997               $213,812

     Total assets                                                     $464,371               $259,488

     Dividends payable                                                  $5,545                 $2,495

     Long-term debt                                                   $206,037                     $0

     Total liabilities                                                $215,809                 $8,262

     Shareholders' equity                                             $248,562               $251,226

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company included in this annual report on Form 10-K. The forward-looking statements included in this discussion and elsewhere in this Form 10-K involve risks and uncertainties, including anticipated financial performance, business prospects, industry trends, anticipated capital expenditures, shareholder returns and other matters, which reflect management's best judgment based on factors currently known. Actual results and experience could differ materially from the anticipated results and other expectations expressed in the Company's forward-looking statements as a result of a number of factors including but not limited to those discussed in this Item.

RESULTS OF OPERATIONS

The Company began operations concurrent with its initial public offering on November 18, 1997. Consequently, there is insufficient historical information for 1997 with which to compare current results.

The Company's revenues, which consist of property rentals, were $35.0 million for the year ended December 31, 1998. Rental revenue increased in 1998 consistent with the property acquisitions during the year. Revenues for the six week period ended December 31, 1997 were $1.9 million.

General and administrative expense totaled $2.1 million for the year ended December 31, 1998 and $0.4 million for the period ended December 31, 1997. The increase in general and administrative expense for 1998 resulted from the impact of a full year of operations during 1998 compared to a six week period of operations in 1997.

Net interest expense totaled $6.5 million for the year ended December 31, 1998. For the period ended December 31, 1997, the Company had net interest income of $0.6 million. Depreciation and amortization expense was $7.3 million for the year ended December 31, 1998, as a result of additional property acquisitions during the year. Depreciation and amortization was $0.7 million for the period ended December 31, 1997.

Funds from operations for the year ended December 31, 1998 were $26.2 million or $1.89 per diluted Share. For the six week period ended December 31, 1997, FFO was $2.1 million or $0.15 per diluted Share.

Net income for the year ended December 31, 1998 totaled $19.2 million or $1.39 per diluted Share. For the six week period ended December 31, 1997, net income was $1.4 million or $0.10 per diluted Share.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1998, the Company had $2.3 million in cash and cash equivalents, secured mortgage indebtedness of approximately $108 million, and unsecured indebtedness of $98 million under the Bank Credit Facility. The $206 million aggregate principal amount of mortgage and unsecured indebtedness bears interest at a weighted average rate of 6.96%.

As of December 31, 1998, the Company had drawn $98 million under the Bank Credit Facility. The remaining credit availability of $52 million will be utilized to acquire additional entertainment properties and to fund operations, if needed. The Bank Credit Facility contains a number of financial covenants and restrictions, including restrictions on the amount of secured indebtedness that can be obtained by the Company, and a restriction on dividends to 95% of FFO until March 2, 1999 and 90% of FFO thereafter (provided that the Company may at all times pay the dividends required to maintain its status as a REIT) and provisions governing the eligibility and value of properties for borrowing base calculations.

The Company anticipates that its cash from operations and credit available under the Bank Credit Facility will provide adequate liquidity to conduct its operations, fund administrative and operating costs, interest payments and additional planned property acquisitions, and allow distributions to the Company's shareholders and avoidance of corporate level federal income or excise tax in accordance with Internal Revenue Code requirements for qualification as a REIT.

CAPITAL REQUIREMENTS FOR ADDITIONAL ACQUISITIONS AND FUTURE GROWTH

The ability of the Company to continue to increase FFO and distributions to its shareholders will depend on the Company's ability to grow its portfolio by making additional property acquisitions, which in turn will depend on the Company's continued access to additional financing in the capital markets. The Company has $52 million of unused and available credit remaining under the Bank Credit Facility for making future acquisitions.

As opportunities are presented for property acquisitions consistent with the Company's investment objectives that would cause the Company to exhaust its available credit under the Bank Credit Facility, the Company intends to consider: (i) entering into joint ventures with other investors to acquire or develop properties; (ii) issuing Company securities in exchange for properties; and/or (iii) conducting a public offering or direct placement of the Company's securities designed to raise capital for acquisitions and/or reduce borrowings under the Bank Credit Facility, thereby replenishing the available credit for future acquisitions. There can be no assurance these objectives can be achieved.

The Company anticipates that additional capital will be obtained through the dividend reinvestment and direct share purchase plan, pursuant to which shareholders may elect to automatically reinvest their dividends to purchase Shares issued directly by the Company and shareholders and others may purchase Shares for cash directly from the Company.

The Company plans to file a registration statement with the Securities and Exchange Commission to register Shares for issuance in exchange for the acquisition of additional properties as such opportunities may arise.

FUNDS FROM OPERATIONS

The Company believes that to facilitate a clear understanding of the historical consolidated operating results, FFO should be examined in conjunction with net income as presented in the Consolidated Financial Statements. FFO is considered by management as an appropriate measure of the performance of an equity REIT because it is predicated on cash flow analysis, which management believes is more reflective of the value of real estate companies, such as the Company, rather than a measure predicated on net income, which includes non-cash expenses, such as depreciation. FFO is generally defined as net income plus certain non-cash items, primarily depreciation of real estate properties. The following table summarizes the Company's FFO for the year ended December 31, 1998 and the period from August 29, 1997 (date of inception) to December 31, 1997 (in thousands except per Share data):

                                                     Year ended                   Period ended
                                                  December 31, 1998             December 31, 1997
                                                  -----------------             -----------------
         Net Income                                    $19,238                       $  1,442
         Real estate depreciation                        6,975                            659
                                                      --------                      ---------
              FFO                                      $26,213                       $  2,101
                                                       =======                       ========

         Basic FFO per Share                           $  1.90                       $   0.15
                                                       =======                       ========
         Diluted FFO per Share                         $  1.89                       $   0.15
                                                       =======                       ========

FOURTH QUARTER RESULTS

Rental revenues for the 1998 fourth quarter were $10.3 million. FFO was $7.1 million or $0.51 per Share and net income was $5.1 million or $0.37 per Share. The Company began operations concurrent with its initial public offering on November 18, 1997. Consequently, there is insufficient historical information for 1997 with which to compare current results.

             Quarterly Consolidated Statements of Income (Unaudited)
                  (Dollars in thousands except per Share data)

                                                                                                                Period from
                                                                                                                August 29 to
                                                        3/31/98      6/30/98      9/30/98      12/31/98      December 31, 1997
                                                        -------      -------      -------      --------      -----------------
Rental revenue                                         $  6,293      $  8,616     $  9,817     $ 10,305          $  1,887

General and administrative expense                          497           572          490          493               373
Depreciation and amortization                             1,356         1,821        2,030        2,073               659
                                                       --------      --------     --------     --------          --------
   Income from operations                                 4,440         6,223        7,297        7,739               855

Interest expense (income)                                  (140)        1,547        2,381        2,673              (587)
                                                       --------      --------     --------     --------          --------

Net income                                             $  4,580      $  4,676     $  4,916     $  5,066          $  1,442
                                                       ========      ========     ========     ========          ========

 Basic and diluted income
  per common Share                                     $   0.33      $   0.34     $   0.35     $   0.37          $   0.10
                                                       ========      ========     ========     ========          ========

Shares used for computation
 Basic                                                   13,800        13,800       13,800       13,802            13,800
 Diluted                                                 13,860        13,861       13,861       13,880            13,860

YEAR 2000 DISCLOSURE

The Year 2000 issue concerns the inability of certain systems and devices to properly use or store dates beyond December 31, 1999, resulting in system failures or malfunctions that disrupt normal operations. This issue affects most companies to some degree.

The Company believes its own internal operations, information systems and software applications are Year 2000 compliant. The Company's only computer software, other than standard office automation software, is its accounting software. The third party vendor of the Company's accounting software has certified that the system is Year 2000 compliant. The Company did not incur any additional expenditures for its accounting software relating to Year 2000 issues.

The Company is in the process of assessing the extent to which it is vulnerable to any failure of its tenants or third-party service providers to remedy their own Year 2000 issues. The Company plans to process information from tenant surveys beginning in 1999 and complete its assessment by mid-1999.

The Company's evaluation of these issues has been conducted by its own personnel or by inquiries of tenants and vendors in connection with their servicing operations. The Company's expenditures for assessing Year 2000 issues have not been material. In addition, the Company is not aware of any Year 2000 issues that will require material expenditures by the Company in the future.

The Company does not believe the risk posed by Year 2000 related problems at any of the Company's third-party service providers, such as its banks, payroll processor or telecommunications providers, would have a material effect on its operations. Nevertheless, Year 2000 related problems at such third-party service providers could delay the processing of financial transactions and the Company's payroll and could temporarily disrupt the Company's internal and external communications. However, the Company expects such disruptions, should they occur, to be temporary.

The Company intends to complete outstanding assessments and continue to monitor Year 2000 issues, and develop contingency plans to the extent deemed necessary. However, based on current information, the Company does not anticipate developing any substantive contingency plans with respect to Year 2000 issues. In addition, the Company currently has no plans to use any independent verification or review of its assessments.


While the Company believes it will be Year 2000 ready by December 31, 1999, there can be no assurance the Company will be successful in identifying and assessing all compliance issues. There can be no assurance that systems of other companies on which the Company relies will be Year 2000 compliant on a timely basis and thus no assurance that those companies' systems would not have a material adverse effect on the Company's business or results of operations.

INFLATION

Investments by the Company are financed with a combination of equity, mortgages and borrowings under the Bank Credit Facility. During inflationary periods, which are generally accompanied by rising interest rates, the Company's ability to grow may be adversely affected because the yield on new investments may increase at a slower rate than new borrowing costs. Assuming the current inflation rate remains moderate, the Company believes that equity and debt financing will continue to be available on acceptable terms.

All of the Company's megaplex theatre leases provide for base and participating rent features. To the extent inflation causes tenant revenues at the Company's properties to increase, the Company would participate in those revenue increases through its right to receive annual percentage rent. The Company's leases also provide for escalation in base rent in the event of increases in the Consumer Price Index, with a limit of 2% per annum, or fixed periodic increases.

All of the Company's theatre leases are triple-net leases requiring the lessees to pay substantially all expenses associated with the operation of the properties, including maintenance and repairs, insurance, utilities and services, real estate taxes, and ground lease payments, thereby minimizing the Company's exposure to increases in costs and operating expenses resulting from inflation.


FORWARD LOOKING INFORMATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

WITH THE EXCEPTION OF HISTORICAL INFORMATION, THIS REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS AS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND IDENTIFIED BY SUCH WORDS AS "WILL BE," "INTEND," "CONTINUE," "BELIEVE," "MAY," "EXPECT," "HOPE," "ANTICIPATE," "GOAL," "FORECAST," OR OTHER COMPARABLE TERMS. THE COMPANY'S ACTUAL FINANCIAL CONDITION, RESULTS OF OPERATIONS OR BUSINESS MAY VARY MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD LOOKING STATEMENTS AND INVOLVE VARIOUS RISKS AND UNCERTAINTIES, INCLUDING BUT NOT LIMITED TO THE FOLLOWING:

- The Company's dependence on its largest tenant and lease guarantor for a substantial portion of its lease revenues and ability to make distributions to its shareholders
-    The Company's continuing ability to diversify its portfolio
- Competition from other entities providing capital to the entertainment industry
-    Dependence on key personnel
- Operating risks in the entertainment industry that may affect the operations of the Company's tenants
- Tax risks arising from the Company's continuing ability to qualify as a REIT
-    Interest rates and availability of debt financing
-    Availability of capital for future expansion
-    General real estate investment risks
-    Other risk and uncertainties

INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY FORWARD-LOOKING STATEMENTS AND ARE ENCOURAGED TO REVIEW THE RISK FACTORS IDENTIFIED IN THE COMPANY'S PROSPECTUS CONTAINED IN ITS REGISTRATION STATEMENT ON FORM S-11 AND FORM S-3.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks, primarily relating to potential losses due to changes in interest rates. The Company seeks to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new long-term fixed rate borrowings whenever possible.

The Company is subject to risks associated with debt financing, including the risk that existing indebtedness may not be refinanced or that the terms of such refinancing may not be as favorable as the terms of current indebtedness. The majority of the Company's borrowings are subject to mortgages or contractual agreements which limit the amount of indebtedness the Company may incur. Accordingly, if the Company is unable to raise additional equity or borrow money due to these limitations, the Company's ability to acquire additional properties may be limited.

The following table presents the principal amounts, weighted average interest rates, and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes:

                                      Expected Maturities Data (in millions)
                                             1999         2000            2001       Thereafter
                                             ----         ----            ----       ----------
              Fixed rate debt                $1.1         $1.2            $4.6           $101.0
              Average interest rate         6.77%        6.77%           6.77%            6.77%

              Variable rate debt              $ -         $0.2           $98.0              $ -
              Average interest rate             -        7.25%           7.15%                -
              (as of December 31, 1998)

As the table incorporates only those exposures that exist as of December 31, 1998, it does not consider exposures or positions that could arise after that date. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time and interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                         Entertainment Properties Trust


                                    CONTENTS

Report of Independent Auditors................................................17


Audited Financial Statements

Consolidated Balance Sheets ..................................................18
Consolidated Statements of Income ............................................19
Consolidated Statements of Changes in Shareholders' Equity ...................20
Consolidated Statements of Cash Flows ........................................21
Notes to Consolidated Financial Statements ...................................22


Other Financial Information

Real Estate and Accumulated Depreciation .....................................30

                         Report of Independent Auditors

The Board of Trustees
Entertainment Properties Trust

We have audited the accompanying consolidated balance sheets of Entertainment Properties Trust (the Company) as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the year ended December 31, 1998 and the period from August 29, 1997 (date of inception) to December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Entertainment Properties Trust at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for the year ended December 31, 1998 and the period from August 29, 1997 (date of inception) to December 31, 1997, in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule of real estate and accumulated depreciation is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.


                                                               Ernst & Young LLP

Kansas City, Missouri
March 1, 1999

                        Entertainment Properties Trust
                         Consolidated Balance Sheets
                            (Dollars in thousands)


                                                                                             DECEMBER 31
                                                                                   1998                        1997
                                                                          ------------------------    -----------------------
ASSETS
Rental properties, net                                                               $438,348                    $213,812
Land held for development                                                              17,649                           -
Cash and cash equivalents                                                               2,341                      45,220
Other assets                                                                            6,033                         456
                                                                          ------------------------    -----------------------
Total assets                                                                         $464,371                    $259,488
                                                                          ========================    =======================


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Accounts payable and accrued liabilities                                           $  1,066                    $  2,524
  Dividends payable                                                                     5,545                       2,495
  Unearned rents                                                                        3,161                       1,875
  Long-term debt                                                                      206,037                           -
  Other liabilities                                                                         -                       1,368
                                                                          ------------------------    -----------------------
Total liabilities                                                                     215,809                       8,262

Commitments and contingencies                                                               -                           -

Shareholders' equity
  Common Shares, $.01 par value; 50,000,000 shares
   authorized; 13,861,964 and 13,860,100 shares issued and
outstanding in 1998 and 1997, respectively                                                139                         139

  Preferred Shares, $.01 par value; 5,000,000 shares
   Authorized;  no shares issued or outstanding                                             -
                                                                                                                        -

  Additional paid-in-capital                                                          255,756                     255,720
  Loans to officers                                                                    (2,400)                     (2,400)
  Non-vested shares                                                                      (940)                     (1,180)
  Distributions in excess of net income                                                (3,993)                     (1,053)
                                                                          ------------------------    -----------------------
Shareholders' equity                                                                  248,562                     251,226
                                                                          ------------------------    -----------------------
Total liabilities and shareholders' equity                                           $464,371                    $259,488
                                                                          ========================    =======================

See accompanying notes.

                         Entertainment Properties Trust
                        Consolidated Statements of Income
                  (Dollars in thousands except per share data)

                                                                                               PERIOD FROM
                                                                      YEAR ENDED               AUGUST 29 TO
                                                                     DECEMBER 31,              DECEMBER 31,
                                                                         1998                      1997
                                                                 ---------------------    -----------------------
     Rental revenue                                                          $35,031                   $1,887

     General and administrative expense                                        2,052                      373
     Depreciation and amortization                                             7,280                      659
                                                                 ---------------------    -----------------------
     Income from operations                                                   25,699                      855

     Interest expense (income)                                                 6,461                     (587)
                                                                 ---------------------    -----------------------

     Net income                                                              $19,238                   $1,442
                                                                 =====================    =======================


     Basic and diluted net income per common share                            $1.39                     $0.10
                                                                 =====================    =======================

     Shares used for computation:
        Basic                                                                 13,802                   13,800
        Diluted                                                               13,880                   13,860


     See accompanying notes.

                         Entertainment Properties Trust
           Consolidated Statements of Changes in Shareholders' Equity
                             (Dollars in thousands)


                                                              ADDITIONAL                    NON-VESTED  DISTRIBUTIONS
                                                 COMMON        PAID-IN        LOANS TO        SHARE      IN EXCESS OF
                                                  STOCK        CAPITAL        OFFICERS       GRANTS      NET INCOME       TOTAL
                                                -----------------------------------------------------------------------------------
Issuance of common stock                               $139     $275,863      $      -      $      -      $      -        $276,002
Costs of issuance of common stock                         -      (20,143)            -             -             -         (20,143)
Loans to officers                                         -            -         (2,400)           -             -          (2,400)
Non-vested stock                                          -            -             -         (1,200)           -          (1,200)
Amortization of stock grant                               -            -             -             20            -              20
Net income                                                -            -             -             -           1,442         1,442
Dividends to common shareholders
($.18 per share)                                          -            -             -             -          (2,495)       (2,495)
                                                -----------------------------------------------------------------------------------
Balance at December 31, 1997                            139      255,720         (2,400)       (1,180)        (1,053)      251,226

Issuance of common stock                                  -           36             -             -             -              36
Amortization of stock grant                               -           -              -            240            -             240
Net income                                                -           -              -             -          19,238        19,238
Dividends to common shareholders ($1.60 per
   share)                                                 -           -              -             -         (22,178)      (22,178)
                                                ===================================================================================
Balance at December 31, 1998                           $139     $255,756        $(2,400)      $  (940)      $ (3,993)     $248,562
                                                ===================================================================================

See accompanying notes.

                         Entertainment Properties Trust
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                                                   PERIOD FROM
                                                                         YEAR ENDED                AUGUST 29 TO
                                                                        DECEMBER 31,               DECEMBER 31,
                                                                            1998                       1997
                                                                    ----------------------     ---------------------
OPERATING ACTIVITIES
Net income                                                               $     19,238              $      1,442
Adjustments to reconcile net income to net cash
  provided by operating activities
    Depreciation and amortization                                               7,280                       659
    Compensation pertaining to common Shares issued
       to trustees                                                                 36                         -
    Increase in other assets                                                   (5,642)                     (456)
    (Decrease) increase in accounts payable and accrued
       liabilities                                                             (1,458)                    2,524
    Decrease (increase) in other liabilities                                   (1,368)                    1,368
    Increase in unearned rent                                                   1,286                     1,875
                                                                    ----------------------     ---------------------
Net cash provided by operating activities                                      19,372                     7,412

INVESTING ACTIVITIES
Acquisition of rental properties                                             (231,511)                 (214,471)
Acquisition of development properties                                         (17,649)                        -
                                                                    ----------------------     ---------------------
Net cash used in investing activities                                        (249,160)                 (214,471)

FINANCING ACTIVITIES
Issuance of common shares                                                           -                   272,422
Costs associated with common share offering                                         -                   (20,143)
Proceeds from long-term debt                                                  206,459                         -
Principal payments on long-term debt                                             (422)                        -
Distribution to shareholders                                                  (19,128)                        -
                                                                    ----------------------     ---------------------
Net cash provided by financing activities                                     186,909                   252,279

Net increase (decrease) in cash and cash equivalents                          (42,879)                   45,220
Cash and cash equivalents at beginning of period                               45,220                         -
                                                                    ----------------------     ---------------------
Cash and cash equivalents at end of period                               $      2,341              $     45,220
                                                                    ======================     =====================

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITY
Declaration of dividend to common shareholders                           $      5,545              $      2,495
                                                                    ======================     =====================
Cash paid for interest                                                   $      5,738              $          -
                                                                    ======================     =====================

See accompanying notes.

                         Entertainment Properties Trust
                   Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997



1. ORGANIZATION

Entertainment Properties Trust (the Company) is a Maryland real estate investment trust (REIT) organized on August 29, 1997. The Company was formed to acquire and develop entertainment properties including megaplex theatres and entertainment-themed retail centers.

In November 1997, the Company completed an initial public offering of 13,860,000 common shares, the proceeds of which were used to acquire theatre properties in accordance with its business plan.


2. SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Entertainment Properties Trust and its wholly-owned subsidiaries, EPT DownReit, Inc. and EPT DownReit II, Inc. All significant intercompany transactions have been eliminated.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ significantly from such estimates and assumptions.

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

                         Entertainment Properties Trust
             Notes to Consolidated Financial Statements (continued)

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

All leases contain provisions for periodic escalation in base rent (base rent escalation). In addition, tenants are subject to additional rents if gross revenues of the properties exceed certain thresholds defined in the lease agreements (percentage rents). Base rents are recognized on a straight-line basis over the term of the lease, and the base rent escalation and percentage rents are recognized when earned.

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

SHARE BASED COMPENSATION

The Company has elected to follow Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee Share options rather than the alternative fair value accounting provided for under SFAS No. 123, "Accounting and Disclosure for Stock Based Compensation." Under APB 25, because the exercise price of the Company's employee Share options equals the market price of the underlying Shares at the date of grant, no compensation expense is recognized.

CONCENTRATION OF RISK

American Multi-Cinema, Inc. (AMC) is the lessee of a substantial portion of the rental properties held by the Company at December 31, 1998 as a result of a series of sale leaseback transactions pertaining to a number of AMC megaplex theatres. A substantial portion of the Company's revenues, and its ability to make distributions to its shareholders, will depend on rental payments by AMC under the leases, or its parent, AMC Entertainment, Inc.
(AMCE), as the guarantor of AMC's obligations under the leases.

RECENTLY ISSUED ACCOUNTING STANDARD

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133,
 "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in 2000. Management does not anticipate that the adoption of the new statement will have a significant effect on earnings or the financial position of the Company.

                         Entertainment Properties Trust
             Notes to Consolidated Financial Statements (continued)


2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DERIVATIVES

The Company enters into interest rate cap agreements to mitigate changes in interest rates on variable rate borrowings. The notional amounts of such agreements are used to measure the interest to be paid or received and do not represent the amount of exposure to loss. None of these agreements are used for speculative or trading purposes. The costs of these agreements are included in other assets and are being amortized on a straight line basis over the life of the agreements.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instrument presented as of December 31, 1998 and 1997.

     Cash and cash equivalents: The carrying amount of cash and cash equivalents approximates fair value due to the short term maturities of these financial instruments.

     Long term debt: The fair value of long-term debt at December 31, 1998, which is estimated as the present value of future cash flows, discounted at market interest rates of debt instruments with similar terms and remaining maturities, approximates its carrying value.

     Derivatives: The estimated fair value of the interest rate cap agreement at December 31, 1998 approximates its carrying value.

CASH EQUIVALENTS

Cash equivalents include demand deposits and shares of a money market mutual fund for which cost approximates market value.

3. RENTAL PROPERTIES

The following table summarizes the carrying amounts of rental properties as of December 31, 1998 and 1997 (in thousands);



                                                   1998                1997
                                                   ----                ----
    Buildings and improvements                  $ 368,429           $ 182,141
    Land                                           77,553              32,330
                                                ---------           ---------
                                                  445,982             214,471
    Accumulated depreciation                       (7,634)               (659)
                                                ---------           ---------
    Total                                       $ 438,348           $ 213,812
                                                =========           =========

Depreciation expense on rental properties was $7.0 million and $0.7 million for the year ended December 31, 1998 and the period ended December 31, 1997, respectively.

                         Entertainment Properties Trust
             Notes to Consolidated Financial Statements (continued)

4. OPERATING LEASES

The Company's rental properties are leased under operating leases with expiration dates ranging from 13 to 20 years. Future minimum rentals on non-cancelable tenant leases at December 31, 1998 are as follows:


                   1999                     $  45,472
                   2000                        45,472
                   2001                        45,472
                   2002                        45,211
                   2003                        45,211
                   Thereafter                 483,390
                                           ------------
                                             $710,228
                                           ============

5. LONG TERM DEBT

Long term debt at December 31, 1998 consists of the following (in thousands):

     Mortgage note, payable 6.77%, due July 11, 2028                 $104,578

     Revolving line of credit, variable rates
       ranging from 7% to 7.44%, due March 2, 2001                     98,000

     Note payable, 7.25%, due December 1, 2000                            155

     Mortgage note payable, 7%, due December 28, 2001                   3,304
                                                                     --------
     Total                                                           $206,037
                                                                     ========

The Company's mortgage note payable due July 11, 2028 is collateralized by certain rental properties, which had a net book value of approximately $158.8 million at December 31, 1998.

The Company's revolving line of credit is unsecured and provides for borrowing up to $150 million. Amounts available under this line of credit at December 31, 1998 totaled $52 million. The line of credit contains a number of financial covenants and restrictions, including restrictions on the amount of secured indebtedness that can be obtained by the Company, a restriction on dividends to 95% of funds from operations in the first year and 90% of funds from operations thereafter, and provisions governing the eligibility and value of properties for borrowing base calculations.

                         Entertainment Properties Trust
             Notes to Consolidated Financial Statements (continued)


5. LONG TERM DEBT (CONTINUED)


Payments due on long term debt subsequent to December 31, 1998 are as follows (in thousands):

                              1999                         $    1,125
                              2000                              1,339
                              2001                            102,593
                              2002                              1,380
                              2003                              1,478
                              Thereafter                       98,122
                                                               ------
                              Total                          $206,037
                                                             ========


6. SHARE INCENTIVE PLAN

The Company maintains a Share Incentive Plan (the Plan) under which options to purchase up to 1,500,000 of the Company's common Shares, subject to adjustment in the event of certain corporate events, may be granted. These options provide the right to purchase Shares at a price not less than the fair market value of the Shares at the date of grant. The options may be granted for any reasonable term, not to exceed 10 years.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for the periods ended December 31, 1998 and 1997, respectively: risk-free interest rate of 4.7% and 5.8%, dividend yields of 8%, volatility factors of the expected market price of the Company's common Shares of 0.37 and 0.19 and an expected life of the options of seven years.

For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. The Company's pro forma information for each of the periods ended December 31, 1998 and 1997 is as follows (in thousands except for earnings per Share information):

                                                 1998             1997
                                                 ----             ----
     Net income:
        As reported                             $19,238          $1,442
        Pro forma                                19,231           1,442

     Basic earnings per Share:
        As reported                               $1.39           $0.10
        Pro forma                                 $1.39           $0.10

                         Entertainment Properties Trust
             Notes to Consolidated Financial Statements (continued)

6. SHARE INCENTIVE PLAN (CONTINUED)

A summary of the Company's Share option activity and related information for the periods ended December 31 follows:

                                                        1998                                   1997
                                        --------------------------------------  ------------------------------------
                                                           Weighted Average                      Weighted Average
                                                              Exercise                               Exercise
                                            Options             Price              Options            Price
                                        --------------------------------------  ------------------------------------
Outstanding at the beginning of the
period                                           60,000          $20.00                    -            $   -
Granted                                         126,000           17.86               60,000              20.00
Exercised                                          -               -                       -                -
Forfeited                                       (25,000)          19.50                    -                -
                                        ----------------                        ---------------
Outstanding at the end of the period            161,000          $18.41               60,000             $20.00
                                        ================                        ===============

Exercisable at the end of period                 12,000          $20.00                    -                -
                                        ================                        ===============

Weighted average fair value of
   options granted during the period              $2.92                                $1.43
                                        ================                        ===============


Exercise prices for options outstanding at December 31, 1998 ranged from $14.81 to $19.50. The weighted average remaining contractual maturity of those options is 9.4 years.

During 1997, the Company also granted 60,000 restricted Shares at the initial public offering price of $20 per Share to certain executives of the Company. The holders of these restricted Shares have voting rights and are eligible to receive dividends and distributions from the date of grant. These shares vest in equal increments over a period of five years from the date of grant. The Company records compensation expense pertaining to these restricted Shares ratably over the period of vesting.


7. RELATED PARTIES

The Company loaned an aggregate of $2,400,000 to it's President, and it's Chief Operating Officer and Chief Financial Officer to purchase an aggregate of 120,000 Shares at the initial public offering price of $20 per Share. These notes bear interest at 6.1% and are due in approximately equal annual installments on November 30, 2000, 2001 and 2002. The Company has adopted a Loan Forgiveness Program, under which the Compensation Committee may forgive a portion of the above referenced indebtedness after application of proceeds from the sale of shares, following a change in control of the Company. The Compensation Committee may also forgive debt incurred by employees upon termination of employment by reason of death, disability, normal retirement or without cause.

                         Entertainment Properties Trust
             Notes to Consolidated Financial Statements (continued)


8. EARNINGS PER SHARE

The following table sets forth the computation of the basic and diluted earnings per Share as of December 31, 1998 and 1997 (dollars in thousands except Share information):

                                                                             1998              1997
                                                                             ----              ----
Numerator for basic and dilutive earnings per Share -
   net income available to common shareholders                         $    19,238          $     1,442
                                                                       ===========          ===========

Denominator:
   Denominator for basic earnings per Share                                   --
      weighted-average Shares                                           13,802,467           13,800,100

Effect of dilutive securities:
   Employee Share options                                                   30,000                 --
   Non-vested Share grants                                                  48,000               60,000
                                                                       -----------          -----------
Dilutive potential common Shares                                            78,000               60,000
Denominator for diluted earnings per Share -
      adjusted weighted-average Shares                                  13,880,467           13,860,100
                                                                       ===========          ===========

Basic and diluted net income per Share                                       $1.39                $0.10
                                                                             =====                =====

Options to purchase 131,000 common Shares were outstanding during 1998 but were not included in the computation of diluted earnings per Share because the options' exercise price was greater than the average market price of the common Shares and, therefore, the effect would be antidilutive.

9. DERIVATIVES

In connection with a long-term debt agreement due July 2028, the Company entered into a forward contract to essentially which fix the base rate of interest on a notional amount of $105,000,000. The forward contract settled on June 29, 1998, the closing date of the long-term debt issuance, and as a result of a decrease in market interest rates, the Company recorded a loss of $1,442,000. This loss is being amortized as an increase to interest expense over the term of the long-term debt and will result in an effective interest rate of 6.84%.

As required by its Bank Credit Facility agreement, the Company is party to an interest rate cap agreement with a notional amount of $20,000,000 at an interest rate of 9.75% and maturity date of May 7, 2001. The fair value of the interest rate cap agreement is not material to the consolidated financial statements at December 31, 1998.

10. COMMITMENTS

At December 31, 1998, the Company is obligated under a purchase agreement to acquire a theatre property, subject to completion of construction of the property. The Company expects to acquire the property during 1999.

                         Entertainment Properties Trust
                    Real Estate and Accumulated Depreciation
                                December 31, 1998


                                                                      Initial Cost to Company             Costs Capitalization
                                                                     -------------------------
                                                                                 Buildings and          Subsequent to Acquisition
                                                                                                   ---------------------------------
Description                 Location               Encumbrance         Land        Improvement       Improvements  Carrying  Costs

Grand 24                    Dallas, TX              $ 11,953         $ 3,060          $15,540
Mission Valley 20           San Diego, CA             10,446                           16,300
Promenade 16                Los Angeles, CA           18,330           6,021           22,479
Ontario Mills 30            Los Angeles, CA           16,274           5,521           19,779
Lennox 24                   Columbus, OH               8,267                           12,900
West Olive 16               St. Louis, MO             11,461           4,985           12,815
Studio 30                   Houston, TX               16,984           6,023           20,077
Huebner Oaks 24             San Antonio, TX           10,863           3,006           13,894
First Colony 24             Houston, TX                                                19,100
Oakview 24                  Omaha, NE                                                  16,700
Leawood 20                  Kansas City, MO                            3,714           12,086
Gulf Pointe 30              Houston, TX                                4,304           21,496
South Barrington 30         Chicago, IL                                6,577           27,723
Cantera 30                  Chicago, IL                                7,513           27,487
Mesquite 30                 Dallas, TX                                 2,912           20,288
Hampton Town Center 24      Norfolk, VA                                3,822           24,678
Pompano 18                  Pompano Beach, FL                          6,376            9,898           2,426
Raleigh Grand 16            Raleigh, NC                                2,919            5,839
Paradise 24                 Davie, FL                                  2,000           13,000
Pompano Kmart               Pompano Beach, FL                            600            2,423
Nickels Restaurant          Pompano Beach, FL                            200              800
Aliso Viejo 20              Los Angeles, CA                            8,000           14,000
Bosie Stadium               Boise, ID                                                  16,000
Property under              Various                    3,304          17,254                                             395
Development
Acquisition Costs                                          -               -              401               -              -
                                                    --------         -------         --------          ------
TOTAL                                               $107,882         $94,807         $366,003          $2,426           $395
                                                    ========         =======         ========          ======           ====



                                                    Gross Amount Carried at Which at Close of Period
                                                    ------------------------------------------------
                                                                        Buildings and                      Accumulated
Description                 Location                       Land         Improvements          Total        Depreciation
-----------                 --------                       ----         ------------          -----        ------------
Grand 24                    Dallas, TX                    $3,060          $15,540            $18,600             $451
Mission Valley 20           San Diego, CA                                  16,300             16,300              473
Promenade 16                Los Angeles, CA                6,021           22,479             28,500              654
Ontario Mills 30            Los Angeles, CA                5,521           19,779             25,300              574
Lennox 24                   Columbus, OH                                   12,900             12,900              375
West Olive 16               St. Louis, MO                  4,985           12,815             17,800              372
Studio 30                   Houston, TX                    6,023           20,377             26,400              592
Huebner Oaks 24             San Antonio, TX                3,006           13,894             16,900              403
First Colony 24             Houston, TX                                    19,100             19,100              517
Oakview 24                  Omaha, NE                                      16,700             16,700              452
Leawood 20                  Kansas City, MO                3,714           12,086             15,800              330
Gulf Pointe 30              Houston, TX                    4,304           21,496             25,800              495
South Barrington 30         Chicago, IL                    6,577           27,723             34,300              580
Cantera 30                  Chicago, IL                    7,513           27,487             35,000              517
Mesquite 30                 Dallas, TX                     2,912           20,288             23,200              339
Hampton Town Center 24      Norfolk, VA                    3,822           24,678             28,500              311
Pompano 18                  Pompano Beach, FL              6,376           12,324             18,700              116
Raleigh Grand 16            Raleigh, NC                    2,919            5,839              8,758               63
Paradise 24                 Davie, FL                      2,000           13,000             15,000
Pompano Kmart               Pompano Beach, FL                600            2,423              3,023                6
Nickels Restaurant          Pompano Beach, FL                200              800              1,000                4
Aliso Viejo 20              Los Angeles, CA                8,000           14,000             22,000
Bosie Stadium               Boise, ID                                      16,000             16,000
Property under              Various                       17,649                              17,649
Development
Acquisition Costs                                              -              401                401               10
                                                         -------         --------          ---------           ------
TOTAL                                                    $95,202         $368,429          $ 463,631           $7,634
                                                         =======         ========          =========           ======



                                                                                          Life on Which
                                                                                           Depreciation
                                                                                             in Latest
                                                         Date of            Date          Income Statement
Description                 Location                    nstruction        Acquired          is Computed
-----------                 --------                    ----------        --------          -----------
Grand 24                    Dallas, TX                     5/95           11/97(1)            40 years
Mission Valley 20           San Diego, CA                  12/95          11/97(1)            40 years
Promenade 16                Los Angeles, CA                3/96           11/97(1)            40 years
Ontario Mills 30            Los Angeles, CA                12/96          11/97(1)            40 years
Lennox 24                   Columbus, OH                   12/96          11/97(1)            40 years
West Olive 16               St. Louis, MO                  4/97           11/97(1)            40 years
Studio 30                   Houston, TX                    5/97           11/97(1)            40 years
Huebner Oaks 24             San Antonio, TX                6/97           11/97(1)            40 years
First Colony 24             Houston, TX                    12/97            11/97             40 years
Oakview 24                  Omaha, NE                      2/98             11/97             40 years
Leawood 20                  Kansas City, MO                12/97            11/97             40 years
Gulf Pointe 30              Houston, TX                    1/98             2/98              40 years
South Barrington 30         Chicago, IL                    3/98             3/98              40 years
Cantera 30                  Chicago, IL                    3/98             3/98              40 years
Mesquite 30                 Dallas, TX                     4/98             4/98              40 years
Hampton Town Center 24      Norfolk, VA                    6/98             6/98              40 years
Pompano 18                  Pompano Beach, FL              8/98             8/98              40 years
Raleigh Grand 16            Raleigh, NC                    5/98             8/98              40 years
Paradise 24                 Davie, FL                      11/98            11/98             40 years
Pompano Kmart               Pompano Beach, FL              6/77             11/98             40 years
Nickels Restaurant          Pompano Beach, FL              9/98             11/98             40 years
Aliso Viejo 20              Los Angeles, CA                4/98             12/98             40 years
Bosie Stadium               Boise, ID                      12/97            12/98             40 years
Property under              Various                      Various           Various            40 years
Development
Acquisition Costs
TOTAL

(1) Properties initially acquired in November 1997 were transferred to wholly owned subsidiary in June 1998 at net book value.


RECONCILIATION:

                                                               Real Estate
                                                                -----------
Balance at beginning of the period                               $214,471
Additions during the period                $246,339
Improvements                                  2,426
Other                                           395               249,160
                                           --------
Deductions during period                                                -

Balance at Close of period                                       $463,631
                                                                 ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 12, 1999, which will be filed no later than April 13, 1999 (the "Proxy Statement"), contains under the captions "Election of Trustees", "Executive Compensation", and "Section 16(a) Beneficial Ownership Reporting Compliance" the information required by Item 10 of Form 10-K, which information is incorporated herein by this reference.


ITEM 11. EXECUTIVE COMPENSATION

The definitive Proxy Statement contains under the captions "Election of Trustees -- Compensation of Trustees" and "Executive Compensation" the information required by Item 11 of Form 10-K, which information is incorporated herein by this reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The definitive Proxy Statement contains under the caption "Ownership of Company Shares" the information required by Item 12 of Form 10-K, which information is incorporated herein by this reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Peter C. Brown, Chairman of the Board of the Company, is Co-Chairman, President and Chief Financial Officer of AMCE and Executive Vice-President and Chief Financial Officer of AMC. Sixteen of the Company's existing properties were acquired from AMCE or its affiliates and have been leased back to AMC. Reference is made to Item 2 of this Form 10-K for information with respect to the purchase prices and lease terms in connection with such properties and the manner in which such prices and terms were arrived at. Mr. Brown had no direct financial interest in those transactions.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Exhibits, Financial Statements and Financial Statement Schedules:

         Financial Statements:

              Report of Independent Auditors

              Consolidated Balance Sheets as of December 31, 1998 and 1997

              Consolidated Statements of Income for the year ended December 31, 1998, and for the period from August 29, 1997 to December 31, 1997

              Consolidated Statements of Changes in Shareholders' Equity for the year ended December 31, 1998, and for the period from August 29, 1997 to December 31, 1997

              Consolidated Statements of Cash Flows for the year ended December 31, 1998, and for the period from August 29, 1997 to December 31, 1997

              Notes to Financial Statements

(b) Reports on Form 8-K: Reports on Form 8-K filed with the Securities and Exchange Commission on October 7, 1998 and December 24, 1998.

(c)      Exhibits

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

10.7 Credit Agreement, dated as of March 2, 1998, among Entertainment Properties Trust, as Borrower, EPT DownReit, Inc., as Subsidiary Guarantor, The Bank of New York, as a Lender, The Bank of Nova Scotia, New York Agency, as a Lender, Goldman Sachs Mortgage Company, as a Lender, Bank Leumi USA, as a Lender, The Bank of New York, as Administrative Agent, The Bank of Nova Scotia, New York Agency and Goldman Sachs Mortgage Company, as Co-Syndication Agents and The Bank of Nova Scotia, New York Agency, and Goldman Sachs Mortgage Company, as Co-Documentation Agents, together with the Form of Note (filed as Exhibit 10.7 to the Company's annual report on Form 10-K for the period ended December 31, 1997 and incorporated herein by reference).

10.8 First Amendment to Credit Agreement, dated as of March 18, 1998, among Entertainment Properties Trust, as Borrower, EPT DownReit, Inc., as Subsidiary Guarantor, The Bank of New York, as a Lender, The Bank of Nova Scotia, New York Agency, as a Lender, Goldman Sachs Mortgage Company, as a Lender, Bank Leumi USA, as a Lender, The Bank of New York, as Administrative Agent, The Bank of Nova Scotia, New York Agency and Goldman Sachs Mortgage Company, as Co-Syndication Agents and The Bank of Nova Scotia, New York Agency, and Goldman Sachs Mortgage Company, as Co-Documentation Agents (filed as Exhibit 10.8 to the Company's annual report on Form 10-K for the period ended December 31, 1997 and incorporated herein by reference).

10.9 Form of Indemnification Agreement entered into between the Company and each of its trustees and officers (filed as Exhibit 10.8 to Amendment No. 1 to the Company's Registration Statement on Form S-11 and S-3 (Registration No. 333-35281) filed on October 28, 1997 and incorporated herein by reference). **

10.10 1997 Share Incentive Plan (filed as Exhibit 10.9 to Amendment No. 2 to the Company's Registration Statement on Form S-11 and S-3 (Registration No. 333-35281) filed on November 5, 1997 and incorporated herein by reference). **

10.11    Deferred Compensation Plan for Non-Employee Trustees (filed as Exhibit
         10.10 to Amendment No. 2 to the Company's Registration Statement on Form S-11 and S-3 (Registration No. 333-35281) filed on November 5, 1997 and incorporated herein by reference). **

10.12 Annual Incentive Program (filed as Exhibit 10.11 to Amendment No. 2 to the Company's Registration Statement on Form S-11 and S-3 (Registration No. 333-35281) filed on November 5, 1997 and incorporated herein by reference). **

10.13 Employment Agreement with Robert L. Harris (filed as Exhibit 10.12 to Amendment No. 3 to the Company's Registration Statement on Form S-11 and S-3 (Registration No. 333-35281) filed on November 13, 1997 and incorporated herein by reference). **

10.14 Employment Agreement with David M. Brain (filed as Exhibit 10.13 to Amendment No. 3 to the Company's Registration Statement on Form S-11 and S-3 (Registration No. 333-35281) filed on November 13, 1997 and incorporated herein by reference).**

10.15 Loan Agreement dated as of June 29, 1998, between EPT DownReit II, Inc. as Borrower and Archon Financial, L.P. as Lender for a secured loan in the original principal amount of $105 million (filed as Exhibit 10.15 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

21       Subsidiaries of the Company

23       Consent of Independent Auditors

27       Financial Data Schedule

         (d)    Financial Statement Schedules

                Real Estate and Accumulated Depreciation


** Management contracts or compensatory plans or arrangements required to be identified by Item 13(a).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              ENTERTAINMENT PROPERTIES TRUST


      Dated: March 26, 1999        By      /s/ David M. Brain
                                     -------------------------------------------
                                      David M. Brain, Chief Operating Officer
                                        and Chief Financial Officer

      Dated: March 26, 1999        By      /s/ Fred L. Kennon
                                     -------------------------------------------
                                      Fred L. Kennon, Vice President -
                                         Treasurer and Controller


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

         SIGNATURE AND TITLE                                      DATE
         -------------------                                      ----


/s/ Peter C. Brown                                           March 26, 1999
------------------------------------------------------
Peter C. Brown, Chairman of the Board

/s/  Robert L. Harris                                        March 26, 1999
------------------------------------------------------
Robert L. Harris, President and Trustee

/s/ David M. Brain                                           March 26, 1999
-----------------------------------------------------
David M. Brain, Chief Operating Officer and
       Chief Financial Officer

/s/ Robert J. Druten                                         March 26, 1999
------------------------------------------------------
Robert J. Druten, Trustee

/s/ Scott H. Ward                                            March 26, 1999
-------------------------------------------------------
Scott H. Ward, Trustee

/s/ Charles S. Paul                                          March 26, 1999
-------------------------------------------------------
Charles S. Paul, Trustee

                                INDEX OF EXHIBITS

Exhibit No.                                          Description
-----------                                          -----------

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

Exhibit No.                                          Description
-----------                                          -----------

10.7 Credit Agreement, dated as of March 2, 1998, among Entertainment Properties Trust, as Borrower, EPT DownReit, Inc., as Subsidiary Guarantor, The Bank of New York, as a Lender, The Bank of Nova Scotia, New York Agency, as a Lender, Goldman Sachs Mortgage Company, as a Lender, Bank Leumi USA, as a Lender, The Bank of New York, as Administrative Agent, The Bank of Nova Scotia, New York Agency and Goldman Sachs Mortgage Company, as Co-Syndication Agents and The Bank of Nova Scotia, New York Agency, and Goldman Sachs Mortgage Company, as Co-Documentation Agents, together with the Form of Note (filed as Exhibit 10.7 to the Company's annual report on Form 10-K for the period ended December 31, 1997 and incorporated herein by reference).

10.8 First Amendment to Credit Agreement, dated as of March 18, 1998 among Entertainment Properties Trust, as Borrower, EPT DownReit, Inc., as Subsidiary Guarantor, The Bank of New York, as a Lender, The Bank of Nova Scotia, New York Agency, as a Lender, Goldman Sachs Mortgage Company, as a Lender, Bank Leumi USA, as a Lender, The Bank of New York, as Administrative Agent, The Bank of Nova Scotia, New York Agency and Goldman Sachs Mortgage Company, as Co-Syndication Agents and The Bank of Nova Scotia, New York Agency, and Goldman Sachs Mortgage Company, as Co-Documentation Agents. Agents (filed as Exhibit 10.8 to the Company's annual report on Form 10-K for the period ended December 31, 1997 and incorporated herein by reference).

10.19 Form of Indemnification Agreement entered into between the Company and each of its trustees and officers (filed as Exhibit 10.8 to Amendment No. 1 to the Company's Registration Statement on Form S-11 and S-3 (Registration No. 333-35281) filed on October 28, 1997 and incorporated herein by reference). **

10.10 1997 Share Incentive Plan (filed as Exhibit 10.9 to Amendment No. 2 to the Company's Registration Statement on Form S-11 and S-3 (Registration No. 333-35281) filed on November 5, 1997 and incorporated herein by reference). **

10.11    Deferred Compensation Plan for Non-Employee Trustees (filed as Exhibit
         10.10 to Amendment No. 2 to the Company's Registration Statement on Form S-11 and S-3 (Registration No. 333-35281) filed on November 5, 1997 and incorporated herein by reference). **

10.12 Annual Incentive Program (filed as Exhibit 10.11 to Amendment No. 2 to the Company's Registration Statement on Form S-11 and S-3 (Registration No. 333-35281) filed on November 5, 1997 and incorporated herein by reference). **



10.13 Employment Agreement with Robert L. Harris (filed as Exhibit 10.12 to Amendment No. 3 to the Company's Registration Statement on Form S-11 and S-3 (Registration No. 333-35281) filed on November 13, 1997 and incorporated herein by reference). **

10.14 Employment Agreement with David M. Brain (filed as Exhibit 10.13 to Amendment No. 3 to the Company's Registration Statement on Form S-11 and S-3 (Registration No. 333-35281) filed on November 13, 1997 and incorporated herein by reference). **

Exhibit No.                                          Description
-----------                                          -----------

10.15 Loan Agreement dated as of June 29, 1998, between EPT DownReit II, Inc. as Borrower and Archon Financial, L.P. as Lender for a secured loan in the original principal amount of $105 million (filed as Exhibit 10.15 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).


21       Subsidiaries of the Company

23       Consent of Independent Auditors

27       Financial Data Schedule

---------------------------------------------
** Management contracts or compensatory plans or arrangements required to be identified by Item 13(a).