Form 10-Q
period 1999-03-31
ENTERTAINMENT PROPERTIES TRUST
filed 1999-05-17
CIK 1045450

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended March 31, 1999



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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes
                                   ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At April 30, 1999, there were 13,867,412 Common Shares of Beneficial Interest outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         ENTERTAINMENT PROPERTIES TRUST
                           Consolidated Balance Sheets
                             (Dollars in thousands)


                                                               MARCH 31, 1999     DECEMBER 31, 1998
                                                               -------------      -----------------
                                                                (UNAUDITED)
ASSETS
Rental properties, net                                           $ 443,702            $ 438,348
Land held for development                                           19,220               17,649
Cash and cash equivalents                                            4,333                2,341
Other assets                                                         5,555                6,033
                                                                 =========            =========
Total assets                                                     $ 472,810            $ 464,371
                                                                 =========            =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued liabilities                         $   1,450            $   1,066
Dividend payable                                                     5,822                5,545
Unearned rents                                                       3,561                3,161
Long-term debt                                                     213,739              206,037
                                                                 ---------            ---------
Total liabilities                                                  224,572              215,809

Commitments and Contingencies                                           --                   --

Shareholders' equity
Preferred Shares, $.01 par value; 5,000,000 shares
 Authorized;  no shares issued or outstanding                           --                   --
Common Shares, $.01 par value; 50,000,000 shares
 Authorized; 13,861,991 and 13,861,964 shares issued and
 outstanding at March 31, 1999 and December 31, 1998,                  139                  139
 respectively
Additional paid-in-capital                                         255,756              255,756
Loans to officers                                                   (2,400)              (2,400)
Non-vested shares                                                     (880)                (940)
Distributions in excess of net income                               (4,377)              (3,993)
                                                                 ---------            ---------
Shareholders' equity                                               248,238              248,562
                                                                 =========            =========
Total liabilities and shareholders' equity                       $ 472,810            $ 464,371
                                                                 =========            =========

                         ENTERTAINMENT PROPERTIES TRUST
                        Consolidated Statements of Income
                                   (Unaudited)
                  (Dollars in thousands except per share data)


                                                          Three Months Ended March 31,
                                                       1999                      1998
                                                ---------------------    -------------------
Rental revenue                                        $ 11,497                  $  6,293

General and administrative expense                         582                       497
Depreciation and amortization                            2,325                     1,356
                                                      --------                  --------
Income from operations                                   8,590                     4,440

Interest expense (income)                                3,152                      (140)
                                                      --------                  --------

Net income                                            $  5,438                  $  4,580
                                                      ========                  ========


Basic and diluted net income per common share         $   0.39                  $   0.33
                                                      ========                  ========

Shares used for computation (in thousands):
   Basic                                                13,814                    13,800
   Diluted                                              13,892                    13,860

                         ENTERTAINMENT PROPERTIES TRUST
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)



                                                                Three Months Ended March 31,
                                                                  1999               1998
                                                             -------------       ------------
OPERATING ACTIVITIES
Net income                                                      $  5,438          $  4,580
Adjustments to reconcile net income to net cash
   Provided by operating activities
    Depreciation and amortization                                  2,325             1,356
    (Increase) decrease in other assets                              461            (1,952)
    (Decrease) increase in accounts payable and accrued
       liabilities                                                   383            (1,874)
    Decrease in other liabilities                                     --            (1,368)
    Increase in unearned rent                                        400               528
                                                                --------          --------
Net cash provided by operating activities                          9,007             1,270

INVESTING ACTIVITIES
Acquisition of rental properties                                  (7,601)          (95,408)
Acquisition of development properties                             (1,571)           (3,773)
                                                                --------          --------
Net cash used in investing activities                             (9,172)          (99,181)

FINANCING ACTIVITIES
Proceeds from long-term debt                                       8,000            57,000
Principal payments on long-term debt                                (298)               --
Distributions to shareholders                                     (5,545)           (2,495)
                                                                --------          --------
Net cash provided by financing activities                          2,157            54,505
                                                                --------          --------

Net increase (decrease) in cash and cash equivalents               1,992           (43,406)
Cash and cash equivalents at beginning of period                   2,341            45,220
                                                                --------          --------
Cash and cash equivalents at end of period                      $  4,333          $  1,814
                                                                ========          ========


SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITY
Declaration of dividend to common shareholders                  $  5,822          $  5,544
                                                                ========          ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1). ORGANIZATION

Entertainment Properties Trust (the "Company") is a Maryland real estate investment trust (REIT) organized on August 29, 1997. The Company was formed to acquire and develop entertainment properties including megaplex theatres and entertainment-themed retail centers.

In November 1997, the Company completed an initial public offering of 13,860,000 common shares, the proceeds of which were used to acquire theatre properties in accordance with its business plan.


2). SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of Entertainment Properties Trust have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

The consolidated balance sheet as of December 31, 1998 has been derived from the audited consolidated balance sheet at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Entertainment Properties Trust annual report on Form 10-K for the year ended December 31, 1998.

Principles of Consolidation

The consolidated financial statements include the accounts of Entertainment Properties Trust and its wholly- owned subsidiaries, EPT DownReit, Inc. and EPT DownReit II, Inc. All significant intercompany transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ significantly from such estimates and assumptions.

3). COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", effective for fiscal years beginning after December 15, 1998. SFAS No. 130 requires that changes in the amounts of certain items, including gains and losses on certain securities, be shown in the Financial Statements. The Company adopted the provisions of SFAS No. 130 on January 1, 1998. The Company's comprehensive income is equivalent to net income for the three months ended March 31, 1999.

4). PROPERTY ACQUISITIONS

During the three month period ended March 31, 1999, the Company completed its acquisition of the Muvico Paradise 24 theatre property for an aggregate purchase price of $6.5 million. This property is subject to lease arrangements consistent with the lease terms of the Company's other rental properties. Additionally, during the three month period ended March 31, 1999, the Company acquired certain undeveloped land parcels for an aggregate purchase price of $1.6 million. These parcels are adjacent to a theatre property currently under development.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company included in this quarterly report on Form 10-Q. The forward-looking statements included in this discussion and elsewhere in this Form 10-Q involve risks and uncertainties, including anticipated financial performance, business prospects, industry trends, anticipated capital expenditures, shareholder returns and other matters, which reflect management's best judgment based on factors currently known. Actual results and experience could differ materially from the anticipated results and other expectations expressed in the Company's forward-looking statements as a result of a number of factors including but not limited to those discussed in this Item.


RESULTS OF OPERATIONS

The Company's revenues, which consist of property rentals, were $11.5 million for the three months ended March 31, 1999 compared to $6.3 million for the three months ended March 31, 1998. The increase was attributable to (i) the acquisition of nine megaplex theatres subsequent to March 31, 1998; (ii) a full quarter of rent in 1999 for three megaplex theatres acquired in the first quarter of 1998; and (iii) increases in base rent for eleven theatres acquired in 1997.

General and administrative expense totaled $0.6 million for the three months ended March 31, 1999 compared to $0.5 million for the three months ended March 31, 1998. The increase was due primarily to increases in personnel costs.

Net interest expense totaled $3.2 million for the three months ended March 31, 1999 compared to net interest income of $0.1 million for the three months ended March 31, 1998. The $3.3 million increase in interest expense resulted from the long-term debt incurred in conjunction with the properties acquired subsequent to March 31, 1998.

Depreciation and amortization expense was $2.3 million for the three months ended March 31, 1999 compared to $1.4 million for the three months ended March 31, 1998. The increase resulted from the additional property acquisitions made during the past year.

Net income for the three months ended March 31, 1999 totaled $5.4 million or $0.39 per Share. For the three months ended March 31, 1998, net income was $4.6 million or $0.33 per Share.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1999, the Company had $4.3 million in cash and cash equivalents, secured mortgage indebtedness of approximately $108 million, and unsecured indebtedness of $106 million under the Bank Credit Facility. The $214 million aggregate principal amount of mortgage and unsecured indebtedness bears interest at a weighted average rate of 6.88%.

As of March 31, 1999, the Company had drawn $106 million under the Bank Credit Facility. The remaining credit availability of $44 million will be utilized to acquire additional entertainment properties and to fund operations, if needed. The Bank Credit Facility contains a number of financial covenants and restrictions, including restrictions on the amount of secured indebtedness that can be obtained by the Company, a restriction on dividends to 90% of FFO (provided that the Company may at all times pay the dividends required to maintain its status as a REIT) and provisions governing the eligibility and value of properties for borrowing base calculations.

The Company anticipates that its cash from operations and credit available under the Bank Credit Facility will provide adequate liquidity to conduct its operations, fund administrative and operating costs, interest payments, additional planned property acquisitions and allow distributions to the Company's shareholders in accordance with Internal Revenue Code requirements for qualification as a REIT and to avoid any corporate level federal income tax or excise tax.

Future acquisitions will be made subject to the Company's investment objectives and policies to maximize both current income and long-term growth in income. As such acquisition opportunities are presented that would cause the Company to exhaust its available credit under the Bank Credit Facility, the Company intends to consider: (i) entering into joint ventures with other investors to acquire or develop properties; (ii) issuing Company securities in exchange for properties; and/or (iii) conducting a public offering or direct placement of the Company's securities designed to raise capital for acquisitions and/or reduce borrowings under the Bank Credit Facility, thereby replenishing the available credit for future acquisitions. There can be no assurance these objectives can be achieved. See the annual report on Form 10-K for a discussion of the Companies' capitalization strategies and capital requirements for future growth.

The Company's liquidity requirements with respect to future acquisitions may be reduced to the extent the Company uses common Shares as consideration for such purchases. Accordingly, the Company plans to file a registration statement on Form S-4 with the Securities and Exchange Commission to register Shares for issuance in exchange for the acquisition of additional properties as such opportunities may arise.

On February 9, 1999, the Company instituted a dividend reinvestment and direct share purchase plan pursuant to which shareholders may elect to automatically reinvest their dividends by purchasing Shares issued directly by the Company and shareholders and others may purchase Shares for cash directly from the Company. The Company anticipates that additional capital will be obtained through the dividend reinvestment and direct share purchase plan.


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

The following table summarizes the Company's FFO (in thousands except per Share data):


                                   Three months ended March 31,
                                      1999           1998
                                      ----           ----
Net Income                           $5,438         $4,580
Real estate depreciation              2,248          1,286
                                     ------         ------
     FFO                             $7,686         $5,866
                                     ======         ======

Basic FFO per common Share           $ 0.56         $ 0.42
                                     ======         ======
Diluted FFO per common Share         $ 0.55         $ 0.42
                                     ======         ======




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




ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

None.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                ENTERTAINMENT PROPERTIES TRUST


Dated: May 14, 1999             By      /s/ David M. Brain
                                    -----------------------
                                      David M. Brain, Chief Operating Officer
                                          and Chief Financial Officer

Dated: May 14, 1999             By      /s/ Fred L. Kennon
                                    -----------------------
                                      Fred L. Kennon, Vice President - Treasurer
                                          and Controller