Form 10-Q
period 1999-06-30
ENTERTAINMENT PROPERTIES TRUST
filed 1999-08-16
CIK 1045450

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended June 30, 1999



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

At August 10, 1999, there were 15,087,682 Common Shares of Beneficial Interest outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                         ENTERTAINMENT PROPERTIES TRUST
                           Consolidated Balance Sheets
                             (Dollars in thousands)


                                                        JUNE 30, 1999   DECEMBER 31, 1998
                                                        -------------   -----------------
ASSETS                                                   (UNAUDITED)
Rental properties, net                                    $ 463,489          $ 438,348
Land held for development                                    11,497             17,649
Investment in real estate joint venture                       8,658                 --
Cash and cash equivalents                                     3,967              2,341
Other assets                                                  6,132              6,033
                                                          ---------          ---------
Total assets                                              $ 493,743          $ 464,371
                                                          ---------          ---------

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued liabilities                  $   2,144          $   1,066
Dividend payable                                              6,336              5,545
Unearned rents                                                3,209              3,161
Long-term debt                                              213,454            206,037
                                                          ---------          ---------
Total liabilities                                           225,143            215,809

Commitments and contingencies                                    --                 --

Shareholders' equity
Preferred Shares, $.01 par value; 5,000,000 shares
  authorized;  no shares issued or outstanding                   --                 --
Common Shares, $.01 par value; 50,000,000 shares
 authorized; 15,086,063 and 13,861,964 shares issued and
outstanding at June 30, 1999 and December 31, 1998,
respectively                                                    151                139
Additional paid-in-capital                                  277,069            255,756
Loans to officers                                            (2,400)            (2,400)
Non-vested shares                                            (1,025)              (940)
Distributions in excess of net income                        (5,196)            (3,993)
                                                          ---------          ---------
Shareholders' equity                                        268,599            248,562
                                                          ---------          ---------
Total liabilities and shareholders' equity                $ 493,743          $ 464,371
                                                          ---------          ---------

                         ENTERTAINMENT PROPERTIES TRUST
                        Consolidated Statements of Income
                                   (Unaudited)
                  (Dollars in thousands except per share data)

                                          Three Months Ended June 30,
                                                 1999      1998
                                                -------   -------
Rental revenue                                  $12,006   $ 8,616

General and administrative expense                  611       572
Depreciation and amortization                     2,447     1,821
                                                -------   -------
Income from operations                            8,948     6,223

Interest expense                                  3,431     1,547
                                                -------   -------

Net income                                      $ 5,517   $ 4,676
                                                =======   =======


Basic and diluted net income per common share   $  0.39   $  0.34
                                                =======   =======

Shares used for computation (in thousands):
   Basic                                         14,183    13,800
   Diluted                                       14,261    13,861

Dividends per common share                      $  0.42   $  0.40
                                                =======   =======

                         ENTERTAINMENT PROPERTIES TRUST
                        Consolidated Statements of Income
                                   (Unaudited)
                  (Dollars in thousands except per share data)

                                             Six Months Ended June 30,
                                                 1999      1998
                                                -------   -------
Rental revenue                                  $23,503   $14,909

General and administrative expense                1,193     1,069
Depreciation and amortization                     4,772     3,177
                                                -------   -------
Income from operations                           17,538    10,663

Interest expense                                  6,583     1,407
                                                -------   -------

Net income                                      $10,955   $ 9,256
                                                =======   =======

Basic and diluted net income per common share   $  0.78   $  0.67
                                                =======   =======

Shares used for computation (in thousands):
   Basic                                         14,000    13,800
   Diluted                                       14,077    13,860

Dividends per common share                      $  0.84   $  0.80
                                                =======   =======

                         ENTERTAINMENT PROPERTIES TRUST
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                         Six Months Ended June 30,
                                                             1999         1998
                                                          ---------    ---------
OPERATING ACTIVITIES
Net income                                                $  10,955    $   9,256
Adjustments to reconcile net income to net cash
  provided by operating activities
    Depreciation and amortization                             4,772        3,178
    Increase in other assets                                   (133)      (4,690)
    Increase (decrease) in accounts payable and accrued
       liabilities                                            1,079         (663)
    Decrease in other liabilities                                --       (1,368)
    Increase in unearned rent                                    48          834
                                                          ---------    ---------
Net cash provided by operating activities                    16,721        6,547

INVESTING ACTIVITIES
Acquisition of rental properties                            (29,003)    (147,126)
Acquisition of development properties                        (3,228)      (5,360)
                                                          ---------    ---------
Net cash used in investing activities                       (32,231)    (152,486)

FINANCING ACTIVITIES
Proceeds from long-term debt                                  8,000       21,000
Principal payments on long-term debt                           (583)     105,000
Proceeds from issuance of common shares                      21,086           --
Distributions to shareholders                               (11,367)      (8,039)
                                                          ---------    ---------
Net cash provided by financing activities                    17,136      117,961
                                                          ---------    ---------

Net increase (decrease) in cash and cash equivalents          1,626      (27,978)
Cash and cash equivalents at beginning of period              2,341       45,220
                                                          ---------    ---------
Cash and cash equivalents at end of period                $   3,967    $  17,242
                                                          =========    =========


SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITY
Declaration of dividend to common shareholders            $   6,336    $   5,545
                                                          =========    =========

Transfer of land held for development in exchange
   for investment in real estate joint venture            $   8,658    $      --
                                                          =========    =========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1).  ORGANIZATION

Entertainment Properties Trust (the "Company") is a Maryland real estate investment trust (REIT) organized on August 29, 1997. The Company was formed to acquire and develop entertainment properties including megaplex theatres and entertainment-themed retail centers.


2).  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

The consolidated balance sheet as of December 31, 1998 has been derived from the audited consolidated balance sheet at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.


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

3).  COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", effective for fiscal years beginning after December 15, 1998. SFAS No. 130 requires that changes in the amounts of certain items, including gains and losses on certain securities, be shown in the Financial Statements. The Company adopted the provisions of SFAS No. 130 on January 1, 1998. The Company's comprehensive income is equivalent to net income for the six months ended June 30, 1999.

4).  PROPERTY ACQUISITIONS

During the six month period ended June 30, 1999, the Company purchased the Loews Woodridge 18 screen megaplex theatre for an aggregate purchase price of $8.9 million and the Muvico Tampa Palms 20 screen theatre for an aggregate purchase price of $11.3 million. The Company completed the acquisition of the Muvico Paradise 24 theatre in Davie, Florida for an aggregate $8.4 million. These properties are subject to lease arrangements generally consistent with the lease terms of the Company's other rental properties. In addition, land parcel acquisitions and other capitalized development costs totaled $3.6 million during the six months ended June 30, 1999.

5).  REAL ESTATE JOINT VENTURE

On June 30, 1999, the Company finalized a joint venture with Excel Legacy Corp. (Amex: XLG), whereby the Company contributed certain undeveloped land parcels with a carrying value of $8.7 million in exchange for a 50% interest in the real estate joint venture, comprised of the undeveloped land parcels and the Westminster AMC 24 screen Theatre in Westminster, Colorado. The joint venture intends to develop the properties as an entertainment-themed retail center. The Company accounts for its investment in the real estate joint venture under the equity method of accounting.


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

RESULTS OF OPERATIONS

SECOND QUARTER RESULTS

The Company's revenues, which consist of property rentals, were $12.0 million for the three months ended June 30, 1999 compared to $8.6 million for the three months ended June 30, 1998. The increase was primarily attributable to (i) the acquisition of seven megaplex theatres ($3.3 million) subsequent to June 30, 1998 and (ii) contractual increases in base rents for megaplex theatres purchased prior to the second quarter of 1998.

General and administrative expense totaled $0.6 million for the three months ended June 30, 1999 and 1998.

Net interest expense totaled $3.4 million for the three months ended June 30, 1999 compared to net interest expense of $1.5 million for the three months ended June 30, 1998. The $1.8 million increase in interest expense resulted from an increase in long-term debt incurred as a result of the property acquisitions made subsequent to June 30, 1998.

Depreciation and amortization expense was $2.4 million for the three months ended June 30, 1999 compared to $1.8 million for the three months ended June 30, 1998. The increase of $0.6 million resulted from the additional property acquisitions made subsequent to June 30, 1998.

Net income for the three months ended June 30, 1999 totaled $5.5 million or $0.39 per share as compared to $4.7 million or $0.34 per share for the three months ended June 30, 1998.

YEAR-TO-DATE RESULTS

Revenues totaled $23.5 million for the six months ended June 30, 1999 compared to $14.9 million for the six months ended June 30, 1998. The increase of $8.6 million was primarily attributable to the acquisition of seven megaplex theatres ($5.9 million) subsequent to June 30, 1998 and (ii) contractual increases in base rents and a full six months of rent for megaplex theatres purchased during the first half of 1998.

General and administrative expense totaled $1.2 million and $1.1 million for the six months ended June 30, 1999 and 1998.

Net interest expense totaled $6.6 million for the six months ended June 30, 1999 compared to net interest expense of $1.4 million for the six months ended June 30, 1998. The increase of $5.2 million in interest expense resulted from the increase in long-term debt incurred as a result of the property acquisitions made subsequent to June 30, 1998.

Depreciation and amortization expense was $4.8 million for the six months ended June 30, 1999 compared to $3.2 million for the six months ended June 30, 1998. The $1.6 million increase in depreciation and amortization resulted from the additional property acquisitions made subsequent to June 30, 1998.

Net income for the six months ended June 30, 1999 totaled $11.0 million or $0.78 per share as compared to $9.3 million or $0.67 per share for the six months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1999, the Company had $4.0 million in cash and cash equivalents, secured mortgage indebtedness of approximately $108 million, and unsecured indebtedness of $106 million under the Bank Credit Facility. The $214 million aggregate principal amount of mortgage and unsecured indebtedness bears interest at a weighted average rate of 6.78%.

As of June 30, 1999, the Company had drawn $106 million under the Bank Credit Facility. The remaining credit availability of $44 million will be utilized to acquire additional entertainment properties and to fund operations, if needed. The Bank Credit Facility contains a number of financial covenants and restrictions, including restrictions on the amount of secured indebtedness that can be obtained by the Company, a restriction on dividends to 90% of FFO (provided that the Company may at all times pay the dividends required to maintain its status as a REIT) and provisions governing the eligibility and value of properties for borrowing base calculations.

The Company anticipates that its cash from operations and credit available under the Bank Credit Facility will provide adequate liquidity to conduct its operations, fund administrative and operating costs, interest payments and additional planned property acquisitions and allow distributions to the Company's shareholders in accordance with Internal Revenue Code requirements for qualification as a REIT and to avoid any corporate level federal income tax or excise tax.

Future acquisitions will be made pursuant to the Company's investment objectives and policies to maximize both current income and long-term growth in income. As acquisition opportunities are presented that would cause the Company to exhaust its equity capital and available credit under the Bank Credit Facility, the Company intends to consider: (i) entering into joint ventures with other investors to acquire or develop properties; (ii) issuing Company securities in exchange for properties; and/or (iii) conducting a public offering or direct placement of the Company's securities designed to raise capital for acquisitions and/or reduce borrowings under the Bank Credit Facility, thereby replenishing the available credit for future acquisitions. There can be no assurance these objectives can be achieved. See the December 31, 1998 annual report on Form 10-K for a discussion of the Company's capitalization strategies and capital requirements for future growth.

The Company's liquidity requirements with respect to future acquisitions may be reduced to the extent the Company is able to use common Shares as consideration for such purchases. Accordingly, the Company has filed a registration statement on Form S-4 with the Securities and Exchange Commission to register 5,000,000 Shares for issuance in exchange for the acquisition of additional properties as such opportunities may arise.

The Company has also filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission for the purpose of registering 5,000,000 Shares which may be issued from time to time in public offerings or direct placements with underwriters or institutional investors as such opportunities may arise. On June 4, 1999, the Company completed the sale of 1,200,000 Shares in connection with this shelf registration. The net proceeds of $20.9 million were used to finance the acquisition of the Loews Woodridge 18 screen theatre, the acquisition of the Muvico Tampa Palms 20 screen megaplex theatre, and reduce the Company's debt under it's Bank Credit Facility.

On February 9, 1999, the Company instituted a dividend reinvestment and direct share purchase plan pursuant to which shareholders may elect to automatically reinvest their dividends by purchasing Shares issued directly by the Company and shareholders and others may purchase Shares for cash directly from the Company. The Company anticipates that additional capital will be obtained through the dividend reinvestment and direct share purchase plan. The Company intends to amend the plan to permit optional cash investments in excess of the monthly maximum investment limit, which the Company anticipates will be an additional source of capital.

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

The following tables summarize the Company's FFO for the three and six month periods ended June 30, 1999 and June 30, 1998 (in thousands except per Share data):

                                               Three months ended June 30,
                                                     1999      1998
                                                   -------   -------
     Net Income                                    $ 5,517   $ 4,676
     Real estate depreciation                        2,337     1,744
                                                   -------   -------
          FFO                                      $ 7,854   $ 6,420
                                                   =======   =======

     Basic and Diluted FFO per common Share        $  0.55   $  0.46
                                                   =======   =======


                                               Six months ended June 30,
                                                     1999      1998
                                                   -------   -------
     Net Income                                    $10,955   $ 9,256
     Real estate depreciation                        4,585     3,030
                                                   -------   -------
          FFO                                      $15,540   $12,286
                                                   =======   =======

     Basic FFO per common Share                    $  1.11   $  0.89
                                                   =======   =======
     Diluted FFO per common Share                  $  1.10   $  0.89
                                                   =======   =======

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

The Company is in the process of assessing the extent to which it is vulnerable to any failure of its tenants or third-party service providers to remedy their own Year 2000 issues. The Company continues to review information from tenants and third party vendors regarding Year 2000 issues. The Company expects to complete its assessment by August 30, 1999.

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

INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY FORWARD-LOOKING STATEMENTS AND ARE ENCOURAGED TO REVIEW THE RISK FACTORS IDENTIFIED IN THE COMPANY'S PROSPECTUS CONTAINED IN ITS SHELF REGISTRATION STATEMENT ON FORM S-3.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits.
     27  Financial Data Schedule.

B.   Reports on Form 8-K.
     Form 8-K dated June 7, 1999. Filed solely for the purpose of filing Exhibits, including the Underwriting Agreement for the Company's 1,200,000 share takedown off the shelf.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         ENTERTAINMENT PROPERTIES TRUST


Dated: August 13, 1999   By   /s/ David M. Brain
                            -------------------------------------------------
                            David M. Brain, Chief Operating Officer and
                              Chief Financial Officer

Dated: August 13, 1999   By   /s/ Fred L. Kennon
                            -------------------------------------------------
                             Fred L. Kennon, Vice President - Treasurer and Controller