Form 10-Q
period 1999-09-30
ENTERTAINMENT PROPERTIES TRUST
filed 1999-11-15
CIK 1045450

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended September 30, 1999



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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At November 5, 1999, there were 14,986,851 Common Shares of Beneficial Interest outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         ENTERTAINMENT PROPERTIES TRUST
                          Consolidated Balance Sheets
                             (Dollars in thousands)


                                                                         SEPTEMBER 30, 1999         DECEMBER 31, 1998
                                                                         -------------------      --------------------
        ASSETS                                                                (UNAUDITED)
        Rental properties, net                                             $   464,890                $   438,348
        Land held for development                                               11,951                     17,649
        Investment in real estate joint venture                                  8,658                          -
        Cash and cash equivalents                                                4,275                      2,341
        Other assets                                                             6,206                      6,033
                                                                           -----------                -----------
        Total assets                                                       $   495,980                $   464,371
                                                                           ===========                ===========

        LIABILITIES AND SHAREHOLDERS' EQUITY
        Accounts payable and accrued liabilities                           $     1,236                $     1,066
        Dividend payable                                                         6,338                      5,545
        Unearned rents                                                           3,605                      3,161
        Long-term debt                                                         216,185                    206,037
                                                                           -----------                -----------
        Total liabilities                                                      227,364                    215,809
        Commitments and contingencies                                                -                          -

        Shareholders' equity
        Preferred Shares, $.01 par value; 5,000,000 shares
         authorized; no shares issued or outstanding                                 -                          -
        Common Shares, $.01 par value; 50,000,000 shares
         authorized; 15,091,051 and 13,861,964 shares issued and
          outstanding at September 30, 1999 and December 31, 1998,
                   respectively                                                    151                        139
        Additional paid-in-capital                                             277,126                    255,756
        Loans to officers                                                       (2,400)                    (2,400)
        Non-vested shares                                                         (915)                      (940)
        Distributions in excess of net income                                   (5,346)                    (3,993)
                                                                           -----------                -----------
        Shareholder's equity                                                   268,616                    248,562
                                                                           -----------                -----------
        Total liabilities and shareholders' equity                         $   495,980                $   464,371
                                                                           ===========                ===========


                         ENTERTAINMENT PROPERTIES TRUST
                       Consolidated Statements of Income
                                   (Unaudited)
                  (Dollars in thousands except per share data)


                                                     Three Months Ended September 30,          Nine Months Ended September 30,
                                                           1999             1998                   1999                1998
                                                       -------------    --------------        ----------------   -----------------
  Rental revenue                                           $ 12,325          $ 9,817                $ 35,828           $ 24,726
  Income from joint venture                                     177                -                     177                  -
                                                       -------------    --------------        ----------------   -----------------
  Total revenue                                              12,502            9,817                  36,005             24,726

  General and administrative expense                            520              490                   1,713              1,559
  Depreciation and amortization                               2,524            2,030                   7,296              5,207
                                                       -------------    --------------        ----------------   -----------------
  Income from operations                                      9,458            7,297                  26,996             17,960

  Interest expense                                            3,270            2,381                   9,853              3,787
                                                       -------------    --------------        ----------------   -----------------

  Net income                                               $  6,188          $ 4,916                $ 17,143           $ 14,173
                                                       =============    ==============        ================   =================

  Net income per common share
     Basic                                                 $   0.41          $  0.36                $   1.19           $   1.03
     Diluted                                               $   0.41          $  0.35                $   1.19           $   1.02

  Shares used for computation (in thousands):
     Basic                                                   15,041           13,800                  14,351             13,802
     Diluted                                                 15,089           13,861                  14,398             13,861

  Dividends per common share                               $   0.42          $  0.40                $   1.26           $   1.20
                                                       =============    ==============        ================   =================


                         ENTERTAINMENT PROPERTIES TRUST
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                                          Nine Months Ended September 30,
                                                                            1999                  1998
                                                                      -----------------    -------------------
           OPERATING ACTIVITIES
           Net income                                                      $     17,143           $    14,173
           Adjustments to reconcile net income to net cash
             provided by operating activities
               Depreciation and amortization                                      7,296                 5,207
               Increase in other assets                                            (225)               (4,308)
               Increase (decrease) in accounts payable and accrued
                  liabilities                                                       170                (1,783)
               Increase in other liabilities                                          -                 1,682
               Increase in unearned rent                                            444                 1,286
                                                                      -----------------    -------------------
           Net cash provided by operating activities                             24,828                16,257

           INVESTING ACTIVITIES
           Acquisition of rental properties                                     (32,801)             (172,192)
           Acquisition of development properties                                 (3,682)               (5,954)
                                                                      -----------------    -------------------
           Net cash used in investing activities                                (36,483)             (178,146)

           FINANCING ACTIVITIES
           Proceeds from long-term debt facilities                               11,000               140,000
           Principal payments on long-term debt                                    (852)                 (149)
           Borrowings under notes payable                                             -                   297
           Proceeds from issuance of common shares                               21,143                     -
           Distributions to shareholders                                        (17,702)              (16,633)
                                                                      -----------------    -------------------
           Net cash provided by financing activities                             13,589               123,515
                                                                      -----------------    -------------------

           Net increase (decrease) in cash and cash equivalents                   1,934               (38,374)
           Cash and cash equivalents at beginning of period                       2,341                45,220
                                                                      -----------------    -------------------
            Cash and cash equivalents at end of period                      $     4,275           $     6,846
                                                                      =================    ===================


           SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITY
           Declaration of dividend to common shareholders                   $     6,338           $     5,545
           Transfer of land held for development in exchange
              for investment in real estate joint venture                   $     8,658           $         -



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1). ORGANIZATION

Entertainment Properties Trust (the "Company") is a Maryland real estate investment trust (REIT) organized on August 29, 1997. The Company was formed to acquire and develop entertainment properties including megaplex theatres and entertainment-themed retail centers.


2). SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

3). COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", effective for fiscal years beginning after December 15, 1998. SFAS No. 130 requires that changes in the amounts of certain items, including gains and losses on certain securities, be shown in the Financial Statements. The Company adopted the provisions of SFAS No. 130 on January 1, 1998. The Company's comprehensive income is equivalent to net income for the nine months ended September 30, 1999.

4). PROPERTY ACQUISITIONS

During the nine month period ended September 30, 1999, the Company purchased the Loews Woodridge 18 screen megaplex theatre for an aggregate purchase price of $8.9 million. In addition, the Company purchased the Muvico Tampa 20 screen theatre for an aggregate purchase price of $11.3 million, and has made subsequent investments in the property totaling $3.7 million. The Muvico Tampa location is expected to open in November 1999. The Company completed the acquisition of the Muvico Paradise 24 theatre in Davie, Florida for an aggregate $8.4 million. These properties are subject to lease arrangements generally consistent with the lease terms of the Company's other rental properties. In addition, land parcel acquisitions and other capitalized development costs totaled $4.2 million during the nine months ended September 30, 1999.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company included in this quarterly report on Form 10-Q. The forward-looking statements included in this discussion and elsewhere in this Form 10-Q involve risks and uncertainties, including anticipated financial performance, business prospects, industry trends, anticipated capital expenditures, performance of leases by tenants, shareholder returns and other matters, which reflect management's best judgment based on factors currently known. Actual results and experience could differ materially from the anticipated results and other expectations expressed in the Company's forward-looking statements as a result of a number of factors including but not limited to those discussed in this Item.


RESULTS OF OPERATIONS

THIRD QUARTER RESULTS

The Company's revenues, which consist of property rentals and income from a joint venture, were $12.5 million for the three months ended September 30, 1999 compared to $9.8 million for the three months ended September 30, 1998. The increase was due primarily to (i) the acquisition of seven rental properties and the formation of the joint venture subsequent to September 30, 1998 ($2.3 million), and (ii) contractual increases in base rents and a full quarter impact of rents for megaplex theatres purchased prior to the third quarter of 1998 ($0.4 million).

General and administrative expense totaled $0.5 million for the three months ended September 30, 1999 and 1998.

Net interest expense totaled $3.3 million for the three months ended September 30, 1999 compared to net interest expense of $2.4 million for the three months ended September 30, 1998. The $0.9 million increase in net interest expense resulted primarily from an increase in long-term debt incurred as a result of the property acquisitions made subsequent to September 30, 1998.

Depreciation and amortization expense was $2.5 million for the three months ended September 30, 1999 compared to $2.0 million for the three months ended September 30, 1998. The increase of $0.5 million resulted from the additional property acquisitions made subsequent to September 30, 1998.

Net income for the three months ended September 30, 1999 totaled $6.2 million or $0.41 per diluted share as compared to $4.9 million or $0.35 per diluted share for the three months ended September 30, 1998.

YEAR-TO-DATE RESULTS

Revenues totaled $36.0 million for the nine months ended September 30, 1999 compared to $24.7 million for the nine months ended September 30, 1998. The increase of $11.3 million was due to the acquisition of seven rental properties ($7.5 million) subsequent to September 30, 1998, and contractual increases in base rents and a full nine months of rent for megaplex theatres purchased during the first nine months of 1998 ($3.4 million).

General and administrative expense totaled $1.7 million and $1.6 million for the nine months ended September 30, 1999 and 1998.

Net interest expense totaled $9.9 million for the nine months ended September 30, 1999 compared to net interest expense of $3.8 million for the nine months ended September 30, 1998. The increase of $6.1 million in interest expense resulted from the increase in long-term debt incurred as a result of the mid-year property acquisitions made during 1998 and property acquisitions made subsequent to September 30, 1998.

Depreciation and amortization expense was $7.3 million for the nine months ended September 30, 1999 compared to $5.2 million for the nine months ended September 30, 1998. The $2.1 million increase in depreciation and amortization resulted from the mid-year property acquisitions made during 1998 and property acquisitions made subsequent to September 30, 1998.

Net income for the nine months ended September 30, 1999 totaled $17.1 million or $1.19 per diluted share as compared to $14.2 million or $1.02 per diluted share for the nine months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1999, the Company had $4.3 million in cash and cash equivalents, secured mortgage indebtedness of approximately $107 million, and unsecured indebtedness of $109 million under the Bank Credit Facility. The $216 million aggregate principal amount of mortgage and unsecured indebtedness bears interest at a weighted average rate of 6.95%.

As of September 30, 1999, the Company had drawn $109 million under the Bank Credit Facility. The remaining credit availability of $41 million will be utilized to acquire additional entertainment properties and to fund operations, if needed. The Bank Credit Facility contains a number of financial covenants and restrictions, including restrictions on the amount of secured indebtedness that can be obtained by the Company, a restriction on dividends to 90% of FFO (provided that the Company may at all times pay the dividends required to maintain its status as a REIT) and provisions governing the eligibility and value of properties for borrowing base calculations.

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

On February 9, 1999, the Company instituted a dividend reinvestment and direct share purchase plan pursuant to which shareholders may elect to automatically reinvest their dividends by purchasing Shares issued directly by the Company and shareholders and others may purchase Shares for cash directly from the Company. The Company plans to permit optional cash investments in excess of the monthly maximum investment limit, which the Company anticipates will be an additional source of capital.

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

The following tables summarize the Company's FFO for the three and nine month periods ended September 30, 1999 and September 30, 1998 (in thousands except per Share data):

                                             Three months ended September 30,       Nine months ended September 30,
                                                  1999               1998               1999              1998
                                              -------------     ------------        -----------     ------------
       Net income                                    $6,188           $4,916            $17,143          $14,173
       Real estate depreciation                       2,397            1,951              6,982            4,983
                                              -------------     ------------        -----------     ------------
         Funds From Operations                       $8,585           $6,867            $24,125          $19,156
                                              -------------     ------------        -----------     ------------

       Basic FFO per share                            $0.57            $0.50              $1.68            $1.39
       Diluted FFO per share                          $0.57            $0.49              $1.68            $1.38

       Shares used for computation:
         Basic                                       15,041           13,800             14,351           13,802
         Diluted                                     15,089           13,861             14,398           13,861


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

The Company has assessed the extent to which it is vulnerable to any failure of its tenants or third-party service providers to remedy their own Year 2000 issues. The Company's evaluation of these issues has been conducted by its own personnel or by inquiries of tenants and vendors in connection with their servicing operations. The Company's expenditures for assessing Year 2000 issues have not been material. In addition, the Company is not aware of any Year 2000 issues that will require material expenditures by the Company in the future.

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

The Company intends to continue to monitor Year 2000 issues, and develop contingency plans to the extent deemed necessary. However, based on current information, the Company does not anticipate developing any substantive contingency plans with respect to Year 2000 issues. In addition, the Company currently has no plans to use any independent verification or review of its assessments.

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


SUBSEQUENT EVENTS

On October 26, 1999, David M. Brain was promoted to President and Chief Executive Officer. Mr. Brain was also elected to the Board of Trustees. Mr. Brain has served as the Company's Chief Financial Officer since the Company was formed in 1997, and assumed the additional title of Chief Operating Officer in early 1999. The Company also named Fred L. Kennon, the Company's Vice President, Treasurer and Controller to the additional position of Chief Financial Officer.

Robert L. "Chip" Harris, formerly President, has become a consultant to the Company and has resigned his position as Trustee.

On October 6, 1999, the Company announced that the Board of Trustees approved the repurchase of up to one million of its outstanding common shares. As of November 5, 1999, the Company has repurchased a total of 104,200 shares in the open market.

FORWARD LOOKING INFORMATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

WITH THE EXCEPTION OF HISTORICAL INFORMATION, THIS REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS AS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND IDENTIFIED BY SUCH WORDS AS "WILL BE," "INTEND," "CONTINUE," "BELIEVE," "MAY," "EXPECT," "HOPE," "ANTICIPATE," "GOAL," "FORECAST," OR OTHER COMPARABLE TERMS. THE COMPANY'S ACTUAL FINANCIAL CONDITION, RESULTS OF OPERATIONS OR BUSINESS MAY VARY MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD LOOKING STATEMENTS AND INVOLVE VARIOUS RISKS AND UNCERTAINTIES, INCLUDING BUT NOT LIMITED TO THE FOLLOWING:

- The Company's dependence on its largest tenant and lease guarantor for a substantial portion of its lease revenues and ability to make distributions to its shareholders
-    The Company's continuing ability to diversify its portfolio
- Competition from other entities providing capital to the entertainment industry
-    Dependence on key personnel
- Operating risks in the entertainment industry that may affect the operations of the Company's tenants
- Tax risks arising from the Company's continuing ability to qualify as a REIT
-    Interest rates and availability of debt financing
-    Availability of capital for future expansion
-    Performance of lease terms by tenants
-    General real estate investment risks
-    Other risk and uncertainties

INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY FORWARD-LOOKING STATEMENTS AND ARE ENCOURAGED TO REVIEW THE RISK FACTORS IDENTIFIED IN THE COMPANY'S PROSPECTUS CONTAINED IN ITS SHELF REGISTRATION STATEMENT ON FORM S-3.




ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks, primarily relating to potential losses due to changes in interest rates on long-term debt. The Company seeks to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new long-term fixed rate borrowings whenever possible.

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

                           PART II - OTHER INFORMATION

ITEM 1 . LEGAL PROCEEDINGS

None.

ITEM 2 . CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 . DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 . SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 . OTHER INFORMATION

Not applicable.

ITEM 6 . EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits.
     27  Financial Data Schedule.

B.   Reports on Form 8-K.
     None.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ENTERTAINMENT PROPERTIES TRUST

Dated: November 12, 1999      By      /s/ Fred L.Kennon
                                 ----------------------------------------
                                 Fred L. Kennon, Chief Financial Officer,
                                 Treasurer and Controller