Form 10-K
period 1999-12-31
ENTERTAINMENT PROPERTIES TRUST
filed 2000-03-31
CIK 1045450

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1999



                         COMMISSION FILE NUMBER 1-13561

                         ENTERTAINMENT PROPERTIES TRUST
             (Exact name of registrant as specified in its charter)

             MARYLAND                              43-1790877
    (State or other jurisdiction        (I.R.S. Employer Identification No.)
  of incorporation or organization)

  30 PERSHING ROAD, UNION STATION   SUITE 201
           KANSAS CITY, MISSOURI                           64108
     (Address of principal executive office)            (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (816) 472-1700


           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

       Title of Class                Name of each exchange on which registered
       --------------                -----------------------------------------

Common Shares of Beneficial                 New York Stock Exchange
Interest, par value $.01 per share

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None.

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES |X| NO |_|

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K.

THE AGGREGATE MARKET VALUE OF THE COMMON SHARES OF BENEFICIAL INTEREST OF THE REGISTRANT HELD BY NON-AFFILIATES ON MARCH 17, 2000, WAS $202,713,989 (BASED ON THE CLOSING SALES PRICE PER SHARE ON THE NEW YORK STOCK EXCHANGE ON MARCH 17,
2000). AT MARCH 17, 2000, THERE WERE 15,015,851 COMMON SHARES OF BENEFICIAL INTEREST OUTSTANDING.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2000 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A are incorporated by reference in Part III of this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

Investors are encouraged to review the Risk Factors commencing on page 5 of this Report for a discussion of risks that may impact our financial condition, business or share price.

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

The Company is a self-administered REIT. As of December 31, 1999, the Company's real estate portfolio was comprised of 23 megaplex theatre properties located in eleven states, and one entertainment-themed retail center ("ETRC") development property located in Westminster, Colorado. The Company also owns land parcels and related properties adjacent to several of its theatre properties. The Company's theatre properties are leased to leading theatre operators, including American Multi-Cinema, Inc. ("AMC"), a subsidiary of AMC Entertainment, Inc. ("AMCE"), Consolidated Theatres ("Consolidated"), Muvico Entertainment LLC ("Muvico"), Edwards Theatre Circuits, Inc. ("Edwards") and Loews Cineplex Entertainment ("Loews").

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

Megaplex theatres typically have at least 14 screens with predominantly stadium-style seating (seating with elevation between rows to provide unobstructed viewing) and are equipped with amenities that significantly enhance the audio and visual experience of the patron. The Company believes the development of megaplex theatres has accelerated the obsolescence of many existing movie theatres by setting new standards for moviegoers, who, in the Company's experience, have demonstrated their preference for the more attractive surroundings, wider variety of films, superior customer service and more comfortable seating typical of megaplex theatres (see "Operating risks in the entertainment industry may affect the ability of our tenants to perform under their leases" and "Market prices for our Shares may be affected by perceptions about the financial health or share value of our tenants or the performance of REIT stocks generally" under "Risk Factors").

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

- Develop or acquire additional megaplex theatre properties and lease those properties to qualified theatre exhibitors.

- Develop or acquire, and lease to qualified operators or master tenants, entertainment-themed retail centers ("ETRCs") and single-tenant, out-of-home, location-based entertainment and entertainment-related properties.

FUTURE PROPERTIES. The Company intends to pursue acquisitions of high-quality properties from existing operators and other operators with a strong market presence and believes it will continue to have opportunities to purchase megaplex theatres developed by these operators. See "Competition", this Item. Pursuant to agreements with AMCE, Muvico and Real Estate Innovations LLC, the Company has the right to acquire and lease back to the operator a number of existing and future megaplex theatre properties. See "Tenants and Leases" and "Additional Property Acquisitions" in Item 2 - "Properties" for a discussion of these agreements.

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

The Company's ability to continue to grow and diversify its asset base as described above will depend on its ability to obtain additional capital for investment in properties. See "Capital Requirements for Additional Acquisitions and Future Growth" in Item 7 - "Management's Discussion and Analysis" for a discussion of these capital requirements and the Company's strategies for obtaining this capital, and "Risk Factors - We must obtain new financing in order to grow".

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

LEASE RISK MINIMIZATION. To avoid initial lease-up risks and produce a predictable income stream, the Company typically acquires single-tenant properties that are leased under long-term leases. The Company believes its willingness to make long-term investments in properties offers tenants financial flexibility and allows tenants to allocate capital to their core businesses.

LEASE STRUCTURE. The Company typically structures leases on a triple-net basis under which the tenants bear the principal portion of the financial and operational responsibility for the properties. During each lease term and any renewal periods, the leases typically provide for periodic increases in rent and/or percentage rent based upon a percentage of the tenant's gross sales over a pre-determined level.

TENANT RELATIONSHIPS. The Company intends to continue developing and maintaining long-term working relationships with theatre, restaurant and other entertainment-related business operators and developers by providing capital for multiple properties on a national or regional basis, thereby enhancing efficiency and value to those operators and to the Company. In addition to existing tenants, the Company will target tenants whose competitive position and financial strength are deemed adequate to meet their obligations throughout the lease terms (see "Risk Factors - We must obtain new financing in order to grow").

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

CAPITALIZATION STRATEGIES

- Employ leverage, including the Bank Credit Facility, to fund additional acquisitions.

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

USE OF LEVERAGE; DEBT TO TOTAL CAPITALIZATION. The Company seeks to enhance shareholder return through the use of leverage. The Company currently has $18 million in availability under its Bank Credit Facility to fund the acquisition of additional properties consistent with the Company's investment policies and the terms of the credit agreement (See "Risk Factors - We must obtain new financing in order to grow" and "Liquidity and Capital Resources" and "Capital Requirements for Additional Acquisitions and Future Growth" in Item 7 - "Management's Discussion and Analysis"). In addition, the Company may in the future obtain additional secured debt and/or refinance its existing unsecured debt with long-term debt or proceeds from the issuance of additional equity as circumstances warrant and opportunities to do so become available. The Company expects to maintain a debt to total capitalization ratio (i.e., total debt of the Company as a percentage of shareholder's equity plus total debt) of approximately 50%.

JOINT VENTURES. The Company will examine and pursue potential joint venture opportunities with institutional investors or developers if they are considered to add value to the shareholders. The Company may employ higher leverage in joint ventures (See "Risk Factors - Joint Ventures may limit flexibility with jointly held investments").

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

EMPLOYEES

As of December 31, 1999, the Company had six full time employees.

RISK FACTORS

There are many factors that can affect our future business, financial performance or share price. Some of these are beyond our control. Here is a brief description of some of the important factors which could cause our future business, operating results, financial condition or share price to be materially different than our expectations. This discussion includes a number of forward-looking statements. You should refer to the description of the qualifications and limitations on forward-looking statements on page 19 of this report.

          RISKS THAT MAY IMPACT OUR FINANCIAL CONDITION OR PERFORMANCE

A SINGLE TENANT REPRESENTS A SUBSTANTIAL PORTION OF OUR LEASE REVENUES

Approximately 70% of our megaplex theatre properties are leased to AMC, one of the nation's largest movie exhibition companies. AMCE has guaranteed AMC's performance under the leases. We have diversified and expect to continue to diversify our real estate portfolio by entering into lease transactions with a number of other leading theatre operators. Nevertheless, our revenues and our continuing ability to pay shareholder dividends remain substantially dependent on AMC's performance under its leases and AMCE's performance under its guaranty. If for any reason AMC failed to perform its lease obligations and AMCE did not perform under its guaranty, we could be required to reduce or suspend our shareholder dividends and may not have sufficient funds to support operations until substitute tenants are obtained. If that happened, we cannot predict when or whether we could obtain substitute quality tenants on acceptable terms. Peter
C. Brown, the Chairman of our Board of Trustees, is Chairman of AMCE. Mr. Brown does not participate in discussions with AMC regarding acquisition or lease terms.

THERE IS RISK IN USING DEBT TO FUND PROPERTY ACQUISITIONS

We have used leverage to acquire properties and expect to continue to do so in the future. Although the use of leverage is common in the real estate industry, our use of debt to acquire properties does expose us to some risks. Some of our debt is payable at a variable interest rate. When interest rates rise, our cost of servicing the debt may increase, which may reduce funds available to pay shareholder dividends. If a significant number of our tenants fail to make their lease payments and we don't have sufficient cash to pay principal and interest on the debt, the debt could go into default. A portion of our debt financing is secured by mortgages on some of our properties. If we fail to meet our mortgage payments, the lenders could declare a default and foreclose on those properties. Although it has been our policy that total debt represent approximately 50% of the total market capitalization of the Company, we may utilize higher leverage in the future if we believe it is reasonable to do so.

OUR LOAN COVENANTS COULD ADVERSELY AFFECT OUR ABILITY TO GROW AND PAY DIVIDENDS

As of December 31, 1999, we had $132 million in unsecured debt outstanding under our Bank Credit Facility. Our Bank Credit Facility has a number of covenants that restrict the amount of secured debt we can obtain and the amount of dividends we can pay our shareholders (dividends may not exceed 90% of funds from operations unless a higher amount is necessary to preserve our status as a
REIT). The Bank Credit Facility also has provisions which affect the eligibility and value of properties in our borrowing base, which in turn determine how much we can borrow under the Bank Credit Facility. These provisions may limit the amount of funds available under the Bank Credit Facility to acquire properties, or require us to pay down the Bank Credit Facility if previously eligible properties become ineligible.

OUR SECURED DEBT HAS "HYPER-AMORTIZATION" PROVISIONS WHICH MAY REQUIRE US TO REFINANCE THE DEBT OR SELL THE PROPERTIES SECURING THE DEBT PRIOR TO MATURITY

As of December 31, 1999, we had approximately $103 million outstanding under secured mortgage arrangements which contain "hyper-amortization" features, in which the principal payment schedule is rapidly accelerated, and our principal payments are substantially increased, after a period of time but prior to the maturity date of the loan. We undertook this debt on the assumption that we can refinance the debt when these hyper-amortization payments become due. If we cannot obtain acceptable refinancing at the appropriate time, we may have to sell properties to repay the debt, or some properties could be foreclosed upon. If any of our mortgages are foreclosed, that could cause our Bank Credit Facility to become due. Any of these events could require us to sell properties at a time or at a price which is not favorable to us.

WE MUST OBTAIN NEW FINANCING IN ORDER TO GROW

As a REIT, we are required to distribute at least 95% of our net income to shareholders in the form of dividends. This means we are limited in our ability to use internal capital to acquire properties and must continually raise new capital in order to continue to grow and diversify our real estate portfolio. Our ability to raise new capital depends in part on factors beyond our control, including conditions in equity and credit markets and the performance of real estate investment trusts generally. Market prices for many REIT stocks (including ours) are significantly below their previous levels. For this reason, our ability to raise cash by selling new shares to the public is currently limited. We consider and evaluate a variety of potential transactions to raise additional capital, but we cannot assure that attractive alternatives will always be available to us. Interest rates are currently increasing, which could increase the cost and risk of new financing.

IF WE FAIL TO QUALIFY AS A REIT WE WOULD BE TAXED AS A CORPORATION, WHICH WOULD SUBSTANTIALLY REDUCE FUNDS AVAILABLE FOR PAYMENT OF DIVIDENDS TO OUR SHAREHOLDERS

If we fail to qualify as a REIT for federal income tax purposes, we will be taxed as a corporation. We are organized and believe we qualify as a REIT, and intend to operate in a manner that will allow us to continue to qualify as a REIT. However, we cannot assure you that we will remain qualified in the future. This is because qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code on which there are only limited judicial and administrative interpretations, and depends on facts and circumstances not entirely within our control. In addition, future legislation, new regulations, administrative interpretations or court decisions may significantly change the tax laws, the application of the tax laws to our qualification as a REIT or the federal income tax consequences of that qualification.

If we fail to qualify as a REIT we will face tax consequences that will substantially reduce the funds available for payment of dividends:

     - We would not be allowed a deduction for dividends paid to shareholders in computing our taxable income and would be subject to federal income tax at regular corporate rates
     - We could be subject to the federal alternative minimum tax and possibly increased state and local taxes
     - Unless we are entitled to relief under statutory provisions, we could not elect to be treated as a REIT for four taxable years following the year in which we were disqualified

In addition, if we fail to qualify as a REIT, we will no longer be required to pay dividends. As a result of these factors, our failure to qualify as a REIT could adversely affect the market price for our shares.

                  RISKS THAT APPLY TO OUR REAL ESTATE BUSINESS

THERE ARE RISKS ASSOCIATED WITH OWNING AND LEASING REAL ESTATE

Although our lease terms obligate the tenants to bear substantially all of the costs of operating the properties, investing in real estate involves a number of risks, including:
     - The risk that tenants will not perform under their leases, reducing our income from the leases or requiring us to assume the cost of performing obligations (such as taxes, insurance and maintenance) that are the tenant's responsibility under the lease
     - The risk that changes in economic conditions or real estate markets may adversely affect the value of our properties
     - The risk that local conditions (such as oversupply of megaplex theatres or other entertainment-related properties) could adversely affect the value of our properties
     -   We may not always be able to lease  properties at favorable  rates
     -   We may not always be able to acquire new  properties on favorable terms
     - We may not always be able to sell a property when we desire to do so at a favorable price
     - Changes in tax, zoning or other laws could make properties less attractive or less profitable

If a tenant fails to perform on its lease covenants, that would not excuse us from meeting any debt obligation secured by the property. If the property is unencumbered by a mortgage but is in the borrowing base for our Bank Credit Facility or is owned by a joint venture in which we may participate, we may be required to substitute properties in order to avoid an obligation to pay down the Bank Credit Facility or avoid a default under the joint venture agreement. However, we cannot predict whether or on what terms we could acquire quality substitute properties on a timely basis. We cannot assure that tenants will elect to renew their leases when the terms expire. If a tenant does not renew its lease or if a tenant defaults on its lease obligations, there is no assurance we could obtain a substitute tenant on acceptable terms. If we cannot obtain another quality movie exhibitor to lease a megaplex theatre property, we may be required to modify the property for a different use, which would involve a significant capital expenditure.


OPERATING RISKS IN THE ENTERTAINMENT INDUSTRY MAY AFFECT THE ABILITY OF OUR TENANTS TO PERFORM UNDER THEIR LEASES

The ability of our tenants to operate successfully in the entertainment industry, remain current on their lease obligations and pay percentage rent depend on a number of factors, including the availability and popularity of motion pictures, the performance of those pictures in tenants' markets, the allocation of popular pictures to tenants and the terms on which the pictures are licensed. Neither we nor our tenants control the operations of motion picture distributors. Megaplex movie theatres represent a greater capital investment, and generate higher rents, than the previous generation of multiplex theatres. For this reason, the ability of our tenants to operate profitably and perform under their leases could be dependent on their ability to generate higher revenues per screen than multiplex theatres typically produce. The success of "out-of-home" entertainment venues such as megaplex theatres and entertainment-themed retail centers also depends on general economic conditions and the willingness of consumers to spend time and money on out-of-home entertainment. The development of megaplex movie theatres has rendered many older multiplex theatres obsolete. To the extent our tenants own a substantial number of multiplexes, they may be required to take charges against earnings resulting from this obsolescence. This could affect the eligibility of those tenants' properties for inclusion in the borrowing base for our Bank Credit Facility, or adversely affect our other financing efforts. Megaplex theatre operators could also be adversely affected by any overbuilding of megaplex theatres in their markets. If a tenant defaults on a lease, our ability to recover our investment in the property would be uncertain.

SOME POTENTIAL LOSSES ARE NOT COVERED BY INSURANCE

Our leases require the tenants to carry comprehensive liability, casualty, workers' compensation, extended coverage and rental loss insurance on our properties. We believe the required coverage is of the type and amount customarily obtained by an owner of similar properties. We believe all of our properties are adequately insured. However, there are some types of losses, such as catastrophic acts of nature, for which we or our tenants cannot obtain insurance at an acceptable cost. If there is an uninsured loss or a loss in excess of insurance limits, we could lose both the revenues generated by the affected property and the capital we have invested in the property. We would, however, remain obligated to repay any mortgage indebtedness or other obligations related to the property.

JOINT VENTURES MAY LIMIT FLEXIBILITY WITH JOINTLY OWNED INVESTMENTS

We may acquire or develop properties in joint ventures with third parties when those transactions appear desirable. We would not own the entire interest in any property acquired by a joint venture. Although we intend to be the manager of any joint venture in which we participate, there will be some actions (such as the incurrence of debt or the sale of a property) which will require the consent of the other party. If we have a dispute with a joint venture partner, we may feel it necessary or become obligated to acquire the partner's interest in the venture. However, we cannot assure you that the price we would have to pay or the timing of the acquisition would be favorable to us.

WE FACE ADDITIONAL RISKS IF WE DEVELOP PROPERTIES

Our entertainment-themed retail center development in Westminster, Colorado and similar properties we may seek to develop in the future will involve risks not typically encountered in the purchase and lease-back of megaplex theatres which are developed by the operator. The development of retail centers could expose us to the risk that a sufficient number of suitable tenants may not be found to enable the center to operate profitably and provide a return to us. Retail centers are also subject to fluctuations in occupancy rates, which could affect our operating results.

COMPLIANCE OR FAILURE TO COMPLY WITH THE AMERICANS WITH DISABILITIES ACT AND OTHER LAWS COULD RESULT IN SUBSTANTIAL COSTS

Our theatres must comply with the Americans with Disabilities Act (ADA). The ADA requires that public accommodations reasonably accommodate individuals with disabilities and that new construction or alterations be made to commercial facilities to conform to accessibility guidelines. Failure to comply with the ADA can result in injunctions, fines, damage awards to private parties and additional capital expenditures to remedy noncompliance. Our leases require the tenants to comply with the ADA, and we believe our theatres provide disabled access in compliance with the ADA.

Our properties are also subject to various other federal, state and local regulatory requirements. We believe our properties are in material compliance with all applicable regulatory requirements. However, we do not know whether existing requirements will change or whether compliance with future requirements will involve significant unanticipated expenditures. Although these expenditures would be the responsibility of our tenants, if tenants fail to perform these obligations, we may be required to do so.

POTENTIAL LIABILITY FOR ENVIRONMENTAL CONTAMINATION COULD RESULT IN SUBSTANTIAL COSTS

Under federal, state and local environmental laws, we may be required to investigate and clean up any release of hazardous or toxic substances or petroleum products at our properties, regardless of our knowledge or actual responsibility, simply because of our current or past ownership of the real estate. If unidentified environmental problems arise, we may have to make substantial payments which could adversely affect our cash flow and our ability to make distributions to our shareholders. This is so because:

     - As owner we may have to pay for property damage and for investigation and clean-up costs incurred in connection with the contamination
     - The law may impose clean-up responsibility and liability regardless of whether the owner or operator knew of or caused the contamination
     - Even if more than one person is responsible for the contamination, each person who shares legal liability under environmental laws may be held responsible for all of the clean-up costs
     - Governmental entities and third parties may sue the owner or operator of a contaminated site for damages and costs

These costs could be substantial and in extreme cases could exceed the value of the contaminated property. The presence of hazardous or toxic substances or petroleum products or the failure to properly remediate contamination may adversely affect our ability to borrow against, sell or lease an affected property. In addition, some environmental laws create liens on contaminated sites in favor of the government for damages and costs it incurs in connection with a contamination.

Our leases require the tenants to operate the properties in compliance with environmental laws and to indemnify us against environmental liability arising from the operation of the properties. We believe all of our properties are in material compliance with environmental laws. However, we could be subject to strict liability under environmental laws because we own the properties. There is also a risk that tenants may not satisfy their environmental compliance and indemnification obligations under the leases. Any of these events could substantially increase our cost of operations and reduce our ability to service our debt and pay dividends to shareholders.

WE COULD BE ADVERSELY AFFECTED BY A TENANT'S BANKRUPTCY

If a tenant becomes bankrupt or insolvent, that could diminish the income we expect from the lease. Although we have not experienced any tenant bankruptcies in the past, any tenant could file for bankruptcy protection in the future. We may not be able to evict a tenant solely because of its bankruptcy. On the other hand, a bankruptcy court might authorize the tenant to terminate its lease with us. If that happens, our claim against the bankrupt tenant for unpaid future rent would be subject to statutory limitations that might be substantially less than the remaining rent owed under the lease. In addition, any claim we have for unpaid past rent would likely not be paid in full.

REAL ESTATE INVESTMENTS ARE RELATIVELY NON-LIQUID

We may desire to sell a property in the future because of changes in market conditions or poor tenant performance or to avail ourselves of other opportunities. We may also be required to sell a property in the future to meet debt obligations or avoid a default. Specialty real estate projects such as megaplex theatres cannot always be sold quickly, and we cannot assure you that we could always obtain a favorable price. We may be required to invest in the restoration or modification of a property before we can sell it.

              RISKS THAT MAY AFFECT THE MARKET PRICE OF OUR SHARES

WE CANNOT ASSURE YOU WE WILL CONTINUE PAYING DIVIDENDS AT HISTORICAL RATES

Our ability to continue paying dividends at historical rates or to increase our dividend rate will depend on a number of factors, including our financial condition and results of future operations, the performance of lease terms by tenants, our ability to acquire, finance and lease additional properties at attractive rates, and provisions in our loan covenants. If we do not maintain or increase our dividend rate, that could have an adverse effect on the market price of our shares.

MARKET INTEREST RATES MAY HAVE AN EFFECT ON THE VALUE OF OUR SHARES

One of the factors that investors may consider in deciding whether to buy or sell our shares is our dividend rate as a percentage of our share price, relative to market interest rates. If market interest rates increase, prospective investors may desire a higher dividend on our shares or seek securities paying higher dividends or interest. Higher market interest rates would not result in more funds for distribution to shareholders except to the extent we are able to acquire new properties which can be leased at higher rates. Higher interest rates can increase our borrowing cost and potentially decrease funds available for distribution. This could have a negative effect on the market price for our shares.

MARKET PRICES FOR OUR SHARES MAY BE AFFECTED BY PERCEPTIONS ABOUT THE FINANCIAL HEALTH OR SHARE VALUE OF OUR TENANTS OR THE PERFORMANCE OF REIT STOCKS GENERALLY.

To the extent any of our tenants or other movie exhibitors report losses or slower earnings growth or take charges against earnings resulting from the obsolescence of multiplex theatres, the market price for our shares could be adversely affected. The market price for our shares could also be affected by any weakness in movie exhibitor stocks generally.

Market prices for many REIT shares (including ours) are currently lower than their historically high levels, and REIT stocks have generally not performed as well as stocks of other types of companies over the last two years. Although we believe the fundamentals of our business and the quality of our assets and income are sound, we cannot predict when, or whether, the market price for our shares will increase in the future.


LIMITS ON CHANGES IN CONTROL MAY DISCOURAGE TAKEOVER ATTEMPTS WHICH MAY BE BENEFICIAL TO OUR SHAREHOLDERS

There are a number of provisions in our Declaration of Trust, Maryland law and agreements we have with others which could make it more difficult for a party to make a tender offer for our shares or complete a takeover of EPR which is not approved by our Board of Trustees. These include:
     -   A staggered Board of Trustees
     -   A limit on beneficial ownership of our shares
     - The ability of the Board of Trustees to issue preferred shares or reclassify preferred or common shares without shareholder approval
     -   Limits on the ability of shareholders to remove trustees without cause
     - A requirement for advance notice of shareholder proposals at annual shareholder meetings
     - Provisions of Maryland law restricting business combinations and control share acquisitions not approved by the Board of Trustees
     - AMCE's ability to terminate a Right to Purchase Agreement for additional megaplex theatre properties if there is a change in control of EPR
     - Recently enacted provisions of Maryland law limiting a court's ability to scrutinize the trustees' exercise of their business judgment in the event of a hostile takeover
     - Provisions in loan or joint venture agreements putting EPR in default upon a change in control
     - Provisions of employment agreements with our officers calling for share purchase loan forgiveness upon a hostile change in control

Any or all of these provisions could delay or prevent a change in control of EPR, even if the change was in our shareholders' interest or offered a greater return to our shareholders.

ITEM 2. PROPERTIES

As of December 31, 1999, the Company's real estate portfolio consisted of 23 megaplex theatre properties located in eleven states and one entertainment-themed retail center ("ETRC") development property located in Westminster, Colorado. Except as otherwise noted, all of the real estate investments listed below are owned or ground leased directly by the Company.

The following table lists the Company's properties, their locations, acquisition dates, number of theatre screens, number of seats, gross square footage, and the tenant.

                                                                                       Building
                                                   Acquisition                          (gross
Property                       Location                Date      Screens    Seats       sq. ft)            Tenant
--------                       --------                ----      -------    -----       -------           ------

Grand 24 (3)                   Dallas, TX              11/97       24      5,067       98,175              AMC
Mission Valley 20 (1) (3)      San Diego, CA           11/97       20      4,361       84,352              AMC
Promenade 16 (3)               Los Angeles, CA         11/97       16      2,860      129,822              AMC
Ontario Mills 30 (3)           Los Angeles, CA         11/97       30      5,469      131,534              AMC
Lennox 24 (1) (3)              Columbus, OH            11/97       24      4,412       98,261              AMC
West Olive 16 (3)              St. Louis, MO           11/97       16      2,817       60,418              AMC
Studio 30 (3)                  Houston, TX             11/97       30      6,032      136,154              AMC
Huebner Oaks 24 (3)            San Antonio, TX         11/97       24      4,400       96,004              AMC
First Colony 24 (1)            Houston, TX             11/97       24      5,098      107,690              AMC
Oakview 24 (1)                 Omaha, NE               11/97       24      5,098      107,402              AMC
Leawood Town Center 20         Kansas City, MO         11/97       20      2,995       75,224              AMC
Gulf Pointe 30 (2)             Houston, TX             02/98       30      6,008      130,891              AMC
South Barrington 30            Chicago, IL             03/98       30      6,210      130,891              AMC
Cantera 30 (2)                 Chicago, IL             03/98       30      6,210      130,757              AMC
Mesquite 30 (2)                Dallas, TX              04/98       30      6,008      130,891              AMC
Hampton Town Center 24         Norfolk, VA             06/98       24      5,098      107,396              AMC
Raleigh Grand 16               Raleigh, NC             08/98       16      2,596       51,450     Consolidated
Pompano 18                     Pompano Beach, FL       08/98       18      3,424       73,637           Muvico
Westminster Promenade (4)      Westminster, CO         10/98       --         --           --     Multi-Tenant
Pompano Kmart                  Pompano Beach, FL       11/98       --         --       80,540            Kmart
Nickels Restaurant             Pompano Beach, FL       11/98       --         --        5,600          Nickels
Paradise 24                    Davie, FL               11/98       24      4,180       96,497           Muvico
Boise Stadium (1)              Boise, ID               12/98       20      4,734      140,300          Edwards
Aliso Veijo 20                 Los Angeles, CA         12/98       20      4,352       98,557          Edwards
Westminster 24 (4)             Westminster, CO          6/99       24      4,812      107,000              AMC
Woodridge 18 (2)               Woodridge, IL            6/99       18      4,343       80,600            Loews
Tampa Palms 20                 Tampa, FL                6/99       20      4,200       83,000           Muvico
                                                                 ----    -------    ---------
     TOTAL                                                        556    110,784    2,573,043


(1) Third party ground leased property. Although the Company is the tenant under the ground leases and has assumed responsibility for performing the obligations thereunder, pursuant to the Leases, the theatre tenants are responsible for performing the Company's obligations under the ground leases.

(2) In addition to the theatre property itself, the Company has acquired land parcels adjacent to the theatre property which the Company has or intends to ground lease or sell to restaurant or other entertainment themed operators.

(3)    Property is included as security for a $105 million mortgage facility.

(4)    Property is included in the Westminster ETRC joint venture.


OFFICE LOCATION. The Company's executive office is located in Kansas City, Missouri and is leased from a third party landlord. The office occupies approximately 5,200 square feet with annual rentals of $109,000.

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

The Company's existing leases with AMC (the "AMC Leases") provide for aggregate annual rentals of approximately $38.5 million, or an average annual rental of approximately $2.4 million per Property. AMC's obligations under each Lease are guaranteed by AMCE. The Leases have initial terms ranging from 13 to 15 years (the "Fixed Term") and may be extended upon the same terms and conditions for four additional five-year terms at the option of AMC. The Leases are triple-net leases that require AMC to pay substantially all expenses associated with the operation of the Properties, including taxes and other governmental charges, insurance, utilities, service, maintenance and any ground lease payments. Each Lease requires that, for a period of ten years, AMC must operate the Property only as a movie theatre and activities incidental thereto.

The rental schedules under the AMC Leases provide a stable source of cash flow while allowing the Company to participate in future revenue growth experienced at those theatres. Rent for the first year of each Lease was set at a fixed amount and is subject to increase each year by the percentage increase in the Consumer Price Index ("CPI") for the previous year, not to exceed 2%. In addition, once AMC earns revenues in excess of a baseline amount it becomes obligated to pay annual percentage rent on the basis of such revenues. However, the Company does not expect to receive any annual percentage rent from AMC for at least five years after the commencement date of each Lease.

During each Fixed Term, certain of AMC's obligations, including payment obligations, under each Lease are cross-defaulted to each of the other AMC Leases until AMCE's senior debt obligations or corporate credit are rated investment grade or AMC's rental payments to the Company represent less than 50% of the Company's rental income for any fiscal quarter. AMC accounted for approximately 80% of the Company's rental revenue in 1999. The Company has general recourse to AMC under the Leases and to AMCE under its guarantees of AMC's Lease obligations, but AMC's payment obligations under the Leases and AMCE's obligations under its guarantees are not secured by any assets of AMC or AMCE.

Rental amounts for the AMC Properties were determined by the management of AMCE and the Company and were not negotiated on an arms-length basis. The rental payments were based on an initial capitalization rate of 10.5%, which the Company believes reflects the fair market value of the Properties to the Company based on rates for comparable triple-net lease transactions.

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

ADDITIONAL PROPERTY ACQUISITIONS

In June 1999, the Company and Excel Legacy Corporation formed a 50/50 joint venture for the development of the Westminster Promenade ETRC. The Westminster ETRC development includes approximately 100,000 square feet of restaurant sites and light retail shops, currently in the development phase, and the Westminster AMC 24 screen theatre which opened in 1998.

The following table lists the properties acquired during 1999:


PROPERTY                      LOCATION                   OPERATOR                            SCREENS
--------                      --------                   --------                            -------

Woodridge 18                  Chicago, IL                Loews Cineplex Entertainment             18
Paradise 24 (1)               Davie, FL                  Muvico Entertainment                     24
Tampa Palms 20                Tampa, FL                  Muvico Entertainment                     20


(1) Building and land initially purchased in 1998. Final construction funding completed in 1999.


ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table sets forth, for the quarterly periods indicated, the high and low sales prices per Share for the Company's Shares on the New York Stock Exchange under the trading symbol "EPR" and the distributions declared.

                                                              Share Price
                                                              -----------                    Declared
                                                          High           Low               Distribution
                                                          ----           ---               ------------

                         1999
                         ----
                         Fourth Quarter                   $14.3125       $12.75                $0.42
                         Third Quarter                    $18.00         $14.625                0.42
                         Second Quarter                   $19.9375       $16.25                 0.42
                         First Quarter                    $17.4375       $15.625                0.42

                         1998
                         ----

                         Fourth Quarter                   $18.9375       $16.00                $0.40
                         Third Quarter                    $18.875        $14.00                 0.40
                         Second Quarter                   $19.8125       $18.25                 0.40
                         First Quarter                    $20.00         $19.1875               0.40


At March 17, 2000, there were approximately 7,614 holders of record of the Company's Shares.

The Company declared quarterly distributions to shareholders aggregating $1.68 per Share in 1999 and $1.60 per Share in 1998. The Company has determined that 100% of the dividends paid during 1999 and 1998 represented ordinary dividend income to its shareholders.

The Company declared a dividend at the increased rate of $0.44 per Share on March 16, 2000 for the first quarter of 2000, payable April 17, 2000 to shareholders of record as of March 31, 2000.

While the Company intends to continue paying regular quarterly dividends, future dividend declarations will be at the discretion of the Board of Trustees and will depend on the actual cash flow of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and other factors the Board of Trustees deems relevant. The actual cash flow available to pay dividends may be affected by a number of factors, including the revenues received from rental properties, the operating expenses of the Company, interest expense on Company borrowings, the ability of lessees to meet their obligations to the Company and any unanticipated capital expenditures (See "Liquidity and Capital Resources" in Item 7 - "Management's Discussion and Analysis").

ITEM 6.  SELECTED FINANCIAL DATA



                                                       Year Ended          Year Ended        Period Ended
                                                      December 31,        December 31,       December 31,
                                                          1999                1998               1997
                                                          ----                ----               ----
     Rental revenue                                        $48,319             $35,031           $  1,887
     Income from joint venture                                 333                  -                  -
                                                        -----------       ------------       -----------
      Total revenues                                        48,652              35,031              1,887


     Depreciation and amortization                           9,982               7,280                659

     Income from operations                                 36,491              25,699                855

     Interest expense (income)                              13,278               6,461               (587)

     Net income                                             23,213              19,238              1,442

     Net income per common Share:
        Basic                                                $1.60               $1.39              $0.10
        Diluted                                               1.60                1.39               0.10

     Weighted average number of common Shares
     outstanding
        Basic                                               14,516              13,802             13,800
        Diluted                                             14,552              13,880             13,860


     Funds from operations                                 $32,618             $26,213             $2,101

     Cash dividends declared per common Share                $1.68               $1.60              $0.18


                                                       December 31,        December 31,       December 31,
                                                          1999                1998               1997
                                                          ----                ----               ----
     Net real estate investments                          $478,706            $455,997           $213,812

     Total assets                                          516,291             464,371            259,488

     Dividends payable                                       6,273               5,545              2,495

     Long-term debt                                        238,737             206,037                  0

     Total liabilities                                     249,904             215,809              8,262

     Shareholders' equity                                  266,387             248,562            251,226


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company included in this Annual Report on Form 10-K. The forward-looking statements included in this discussion and elsewhere in this Form 10-K involve risks and uncertainties, including anticipated financial performance, business prospects, industry trends, anticipated capital expenditures, shareholder returns and other matters, which reflect management's best judgment based on factors currently known. Actual results and experience could differ materially from the anticipated results and other expectations expressed in the Company's forward-looking statements as a result of a number of factors, including but not limited to those discussed in this Item and in Item 1 "Business Risk Factors".

The discussion of the results of operations compares the year ended December 31, 1999 with the year ended December 31, 1998. The Company began operations concurrent with its initial public offering on November 18, 1997, consequently there is insufficient historical information with which to compare much of the 1998 results of operations to 1997.


RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

Total revenues increased $13.6 million, or 39%, to $48.7 million for the year ended December 31, 1999, as compared to $35.0 million for the year ended December 31, 1998. This increase resulted from the combined effect of (i) the full year impact of 9 properties acquired in 1998 providing incremental revenues of $10.1 million, (ii) the acquisition of 3 properties in 1999 providing incremental revenues of $2.6 million, (iii) annual rent adjustments as provided under some leases ($0.7 million) and (iv) income from a joint venture formed in June 1999 ($0.3 million).

General and administrative expense increased $0.1 million to $2.2 million for the year ended December 31, 1999 as compared to $2.1 million for the year ended December 31, 1998. The increase during 1999 was due primarily to increases in personnel costs and costs related to the growth of the Company.

Depreciation and amortization expense increased $2.7 million to $10.0 million for the year ended December 31, 1999 as compared to $7.3 million for the year ended December 31, 1998. The increase was a result of additional property acquisitions during 1999 and 1998.

Net interest expense increased $6.8 million to $13.3 million for the year ended December 31, 1999, as compared to $6.5 million for the year ended December 31, 1998. The increase in interest expense during 1999 was primarily attributable to the increase in outstanding advances under the Company's $150 million Bank Credit Facility.

Net income for the year ended December 31, 1999 increased $4.0 million to $23.2 million or $1.60 per diluted Share. For the year ended December 31, 1998, net income was $19.2 million or $1.39 per diluted Share. The increase was attributable to the Company's property acquisitions.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO PERIOD ENDED DECEMBER 31, 1997

The Company began operations concurrent with its initial public offering on November 18, 1997. Consequently, there is insufficient historical information for 1997 with which to compare 1998 results.

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

Funds from operations for the year ended December 31, 1998 were $26.2 million or $1.89 per Share. For the six week period ended December 31, 1997, FFO was $2.1 million or $0.15 per Share.

Net income for the year ended December 31, 1998 totaled $19.2 million or $1.39 per diluted Share. For the six week period ended December 31, 1997, net income was $1.4 million or $0.10 per diluted Share.


LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1999, the Company had $22.3 million in cash and cash equivalents, secured mortgage indebtedness of approximately $107 million, and unsecured indebtedness of $132 million under the Bank Credit Facility. The $239 million aggregate principal amount of mortgage and unsecured indebtedness bears interest at a weighted average rate of 7.7% as of December 31, 1999.

As of December 31, 1999, the Company had drawn $132 million under the Bank Credit Facility. The remaining credit availability of $18 million will be utilized to acquire additional entertainment properties and to fund operations, if needed. The Bank Credit Facility contains a number of financial covenants and restrictions, including restrictions on the amount of secured indebtedness that can be obtained by the Company, and a restriction on dividends to 90% of FFO (provided that the Company may at all times pay the dividends required to maintain its status as a REIT) and provisions governing the eligibility and value of properties for borrowing base calculations (See "Risk Factors - Our loan covenants could adversely affect our ability to grow and pay dividends").

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

The Company has also filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission for the purpose of registering 5,000,000 Shares which may be issued from time to time in public offerings or direct placements with institutional investors as such opportunities may arise. On June 4, 1999, the Company completed a direct sale of 1,200,000 of the Shares included in the shelf registration. The net proceeds of $20.9 million were used to finance the acquisition of the Loews Woodridge 18 screen theatre and the Muvico Tampa Palms 20 screen theatre, and reduce the Company's debt under its Bank Credit Facility.

On October 6, 1999, the Company announced that the Board of Trustees approved the repurchase of up to one million of its outstanding common Shares. As of December 31, 1999, the Company had repurchased a total of 155,200 Shares in the open market.

CAPITAL REQUIREMENTS FOR ADDITIONAL ACQUISITIONS AND FUTURE GROWTH

The ability of the Company to continue to increase FFO and distributions to its shareholders will depend on the Company's ability to grow its portfolio by making additional property acquisitions, which in turn will depend on the Company's continued access to additional financing in the capital markets. The Company has $18 million of unused and available credit remaining under the Bank Credit Facility for making future acquisitions.

As opportunities are presented for property acquisitions consistent with the Company's investment objectives that would cause the Company to exhaust its available credit under the Bank Credit Facility, the Company intends to consider: (i) entering into joint ventures with other investors to acquire or develop properties (ii) issuing Company securities in exchange for properties and/or (iii) conducting a public offering or direct placement of the Company's securities designed to raise capital for acquisitions and/or reduce borrowings under the Bank Credit Facility, thereby replenishing the available credit for future acquisitions. There can be no assurance these objectives can be achieved (See "We must obtain new financing in order to grow" and "Joint ventures may limit flexibility with jointly owned investments" under "Risk Factors").

The Company anticipates that additional capital will be obtained through its dividend reinvestment and direct share purchase plan, pursuant to which shareholders may elect to automatically reinvest their dividends to purchase Shares issued directly by the Company and shareholders and others may purchase Shares for cash directly from the Company.

FUNDS FROM OPERATIONS

The Company believes that to facilitate a clear understanding of the historical consolidated operating results, FFO should be examined in conjunction with net income as presented in the Consolidated Financial Statements. FFO is considered by management as an appropriate measure of the performance of an equity REIT because it is predicated on cash flow analysis, which management believes is more reflective of the value of real estate companies, such as the Company, rather than a measure predicated on net income, which includes non-cash expenses, such as depreciation. FFO is generally defined as net income plus certain non-cash items, primarily depreciation of real estate properties. The following table summarizes the Company's FFO for the years ended December 31, 1999 and December 31, 1998 (in thousands except per Share data):



                                                     Year ended                    Year ended
                                                  December 31, 1999             December 31, 1998
                                                  -----------------             -----------------
         Net Income                                    $23,213                      $  19,238
         Real estate depreciation                        9,405                          6,975
                                                      --------                     ----------


              FFO                                    $  32,618                      $  26,213
                                                     =========                      =========

         Basic FFO per Share                         $    2.25                      $    1.90
                                                     =========                      =========
         Diluted FFO per Share                       $    2.24                      $    1.89
                                                     =========                      =========



INFLATION

Investments by the Company are financed with a combination of equity, mortgages and borrowings under the Bank Credit Facility. During inflationary periods, which are generally accompanied by rising interest rates, the Company's ability to grow may be adversely affected because the yield on new investments may increase at a slower rate than new borrowing costs.

All of the Company's megaplex theatre leases provide for base and participating rent features. To the extent inflation causes tenant revenues at the Company's properties to increase over baseline amounts, the Company would participate in those revenue increases through its right to receive annual percentage rent. The Company's leases also provide for escalation in base rent in the event of increases in the Consumer Price Index, with a limit of 2% per annum, or fixed periodic increases.

All of the Company's theatre leases are triple-net leases requiring the lessees to pay substantially all expenses associated with the operation of the properties, thereby minimizing the Company's exposure to increases in costs and operating expenses resulting from inflation.

FORWARD LOOKING INFORMATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

WITH THE EXCEPTION OF HISTORICAL INFORMATION, THIS REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS AS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND IDENTIFIED BY SUCH WORDS AS "WILL BE," "INTEND," "CONTINUE," "BELIEVE," "MAY," "EXPECT," "HOPE," "ANTICIPATE," "GOAL," "FORECAST," OR OTHER COMPARABLE TERMS. THE COMPANY'S ACTUAL FINANCIAL CONDITION, RESULTS OF OPERATIONS OR BUSINESS MAY VARY MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD LOOKING STATEMENTS AND INVOLVE VARIOUS RISKS AND UNCERTAINTIES, INCLUDING BUT NOT LIMITED TO THOSE DISCUSSED UNDER "BUSINESS - RISK FACTORS."

INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY FORWARD-LOOKING STATEMENTS.

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

The following table presents the principal amounts, weighted average interest rates, and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes as of December 31:



                                                 Expected Maturities Data (in millions)
                                                                    1999
                                                                    ----
                                                        2000            2001            2002    Thereafter
                                                        ----            ----            ----    ----------


             Fixed rate debt                            $1.2          $  4.6            $1.4         $99.5
             Average interest rate                     6.77%           6.77%           6.77%         6.77%

             Variable rate debt                          $ -          $132.0            $  -           $ -
             Average interest rate
              (as of December 31, 1999)                    -           7.15%               -             -

                                                                    1998
                                                                    ----
                                                        1999            2000            2001    Thereafter
                                                        ----            ----            ----    ----------
             Fixed rate debt                            $1.1            $1.2            $4.6        $101.0
             Average interest rate                     6.77%           6.77%           6.77%         6.77%

             Variable rate debt                          $ -            $0.2           $98.0           $ -
             Average interest rate
              (as of December 31, 1998)                    -           7.25%           7.15%             -



As the table incorporates only those exposures that existed as of December 31, 1999, it does not consider exposures or positions that could arise after that date. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time and interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                         Entertainment Properties Trust




                                    CONTENTS

Report of Independent Auditors...................................................................................22


Audited Financial Statements

Consolidated Balance Sheets .....................................................................................23
Consolidated Statements of Income ...............................................................................24
Consolidated Statements of Changes in Shareholders' Equity ......................................................25
Consolidated Statements of Cash Flows ...........................................................................26
Notes to Consolidated Financial Statements ......................................................................27


Other Financial Information

Real Estate and Accumulated Depreciation ........................................................................36


                         Report of Independent Auditors


The Board of Trustees
Entertainment Properties Trust

We have audited the accompanying consolidated balance sheets of Entertainment Properties Trust (the Company) as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years ended December 31, 1999 and December 31, 1998 and the period from August 29, 1997 (date of inception) to December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(d). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Entertainment Properties Trust at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for the years ended December 31, 1999 and December 31, 1998 and the period from August 29, 1997 (date of inception) to December 31, 1997, in conformity with accounting principles generally accepted in the United States. Also, in our opinion the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                           Ernst & Young LLP
Kansas City, Missouri
January 21, 2000

                         Entertainment Properties Trust
                          Consolidated Balance Sheets
                      (In thousands except per share data)

                                                                                             DECEMBER 31
                                                                                     1999                   1998
                                                                                ----------------       ----------------

ASSETS
Rental properties, net                                                               $466,406             $  438,348
Land held for development                                                              12,300                 17,649
Investment in joint venture                                                             9,117                      -
Cash and cash equivalents                                                              22,265                  2,341
Notes receivable                                                                          406                      -
Other assets                                                                            5,797                  6,033
                                                                                =============          =============
Total assets                                                                       $  516,291             $  464,371
                                                                                =============          =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Accounts payable and accrued liabilities                                         $    1,538             $    1,066
  Dividends payable                                                                     6,273                  5,545
  Unearned rents                                                                        3,356                  3,161
  Long-term debt                                                                      238,737                206,037
                                                                                -------------         --------------
Total liabilities                                                                     249,904                215,809

Commitments and contingencies                                                               -                      -

Shareholders' equity
  Common Shares, $.01 par value; 50,000,000 shares
   Authorized; 15,091,051 and 13,861,964 shares issued in
     1999 and 1998, respectively                                                          151                    139

  Preferred Shares, $.01 par value; 5,000,000 shares
     authorized;  no shares issued or outstanding                                           -                      -

  Additional paid-in-capital                                                          277,126                255,756
  Treasury Stock, at cost: 155,200 shares                                              (2,136)                     -
  Loans to shareholders                                                                (2,400)                (2,400)
  Non-vested shares                                                                      (805)                  (940)
  Distributions in excess of net income                                                (5,549)                (3,993)
                                                                                -------------        ---------------
Shareholders' equity                                                                  266,387                248,562
                                                                                =============        ===============
Total liabilities and shareholders' equity                                         $  516,291             $  464,371
                                                                                =============        ===============


See accompanying notes.

                         Entertainment Properties Trust
                       Consolidated Statements of Income
                      (In thousands except per share data)

                                                                                                          PERIOD FROM
                                                                  YEAR ENDED          YEAR ENDED          AUGUST 29 TO
                                                                 DECEMBER 31,         DECEMBER 31,        DECEMBER 31,
                                                                     1999                 1998                1997
                                                                     ----                 ----                ----


Rental revenue                                                           $ 48,319        $  35,031           $  1,887
Income from joint venture                                                     333                -                  -
                                                                         --------        ---------           --------
Total revenue                                                              48,652           35,031              1,887


General and administrative expense                                          2,179            2,052                373
Depreciation and amortization                                               9,982            7,280                659
                                                                         --------        ---------           --------
Income from operations                                                     36,491           25,699                855

Interest expense (income)                                                  13,278            6,461               (587)
                                                                         --------        ---------           --------

Net income                                                               $ 23,213        $  19,238           $  1,442
                                                                         ========        =========           ========


Basic and diluted net income per common share                            $   1.60        $    1.39           $   0.10
                                                                         ========        =========           ========

Shares used for computation:
   Basic                                                                   14,516           13,802             13,800
   Diluted                                                                 14,552           13,880             13,860





     See accompanying notes.

                         ENTERTAINMENT PROPERTIES TRUST
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (In thousands)



                                             COMMON       ADDITIONAL                                       DISTRIBUTIONS
                                             STOCK         PAID-IN    TREASURY    LOANS TO    NON-VESTED   IN EXCESS OF
                                        SHARES     PAR     CAPITAL     STOCK    SHAREHOLDERS    SHARES      NET INCOME     TOTAL
                                      ---------------------------------------------------------------------------------------------

Issuance of common stock                13,860   $  139   $  275,863   $    --      $     --     $    --    $     --     $ 276,002
Costs of issuance of common stock           --       --      (20,143)       --            --          --          --       (20,143)
Loans to officers                           --       --           --        --         (2,400)        --                    (2,400)
Non-vested stock                            --       --           --        --             --     (1,200)         --        (1,200)
Amortization of stock grant                 --       --           --        --             --         20          --            20
Net income                                  --       --           --        --             --                  1,442         1,442
Dividends to common shareholders
   ($.18 per share)                         --       --           --        --            --                  (2,495)       (2,495)
                                      --------------------------------------------------------------------------------------------
Balance at December 31, 1997            13,860      139      255,720        --        (2,400)     (1,180)     (1,053)      251,226

Issuance of common stock                     2       --           36        --            --          --          --            36
Amortization of stock grant                 --       --           --        --            --         240          --           240
Net income                                  --       --           --        --            --          --      19,238        19,238
Dividends to common shareholders            --
   ($1.60 per share)                        --       --           --        --            --          --     (22,178)      (22,178)
                                      --------------------------------------------------------------------------------------------
Balance at December 31, 1998            13,862      139      255,756        --        (2,400)       (940)     (3,993)      248,562

Issuance of common stock                 1,200       12       20,905        --            --          --          --        20,917
Shares issued to Directors                   3       --           54        --            --          --          --            54
Issuance of stock grant                     18       --          298        --            --        (238)         --            60
Amortization of stock grant                 --       --           --        --            --         373          --           373
Net income                                  --       --           --        --            --          --      23,213        23,213
Shares issued through                        8       --          113        --            --          --          --           113
     Dividend Reinvestment Plan
Purchase of Treasury Stock                           --           --    (2,136)           --          --          --        (2,136)
Dividends to common shareholders
   ($1.68 per share)                        --       --           --        --            --                 (24,769)      (24,769)
                                      --------------------------------------------------------------------------------------------
Balance at December 31, 1999            15,091   $  151   $  277,126   $(2,136)     $ (2,400)    $  (805)   $ (5,549)    $ 266,387
                                      ============================================================================================


See accompanying notes.

                         Entertainment Properties Trust
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                                              PERIOD FROM
                                                                        YEAR ENDED         YEAR ENDED         AUGUST 29 TO
                                                                       DECEMBER 31,       DECEMBER 31,        DECEMBER 31,
                                                                           1999               1998                1997
                                                                           ----               ----                ----
OPERATING ACTIVITIES
Net income                                                           $    23,213        $    19,238        $     1,442
Adjustments to reconcile net income to net cash
   provided by operating activities
    Depreciation and amortization                                          9,982              7,280                659
    Compensation pertaining to common shares
              issued to trustees and employees                               114                 36                  -
    Increase in other assets                                                (374)            (5,642)              (456)
    (Decrease) increase in accounts payable and
              accrued liabilities                                            318             (1,458)             2,524
    (Decrease) increase in other liabilities                                   -             (1,368)             1,368
    Increase in unearned rent                                                195              1,286              1,875
                                                                     -----------        -----------        -----------
Net cash provided by operating activities                                 33,448             19,372              7,412

INVESTING ACTIVITIES
Acquisition of rental properties                                         (36,741)          (231,511)          (214,471)
Acquisition of development properties                                     (4,490)           (17,649)                 -
                                                                     -----------        ------------       -----------
Net cash used in investing activities                                    (41,231)          (249,160)          (214,471)

FINANCING ACTIVITIES
Issuance of common shares, net of costs                                   21,029                  -            252,279
Proceeds from long-term debt                                              34,000            206,459                  -
Principal payments on long-term debt                                      (1,145)              (422)                 -
Purchase of treasury stock                                                (2,136)                 -                  -
Distribution to shareholders                                             (24,041)           (19,128)                 -
                                                                     -----------        -----------        -----------
Net cash provided by financing activities                                 27,707            186,909            252,279
                                                                     -----------        -----------        -----------

Net increase (decrease) in cash and cash
   equivalents                                                            19,924            (42,879)            45,220
Cash and cash equivalents at beginning of period                           2,341             45,220                  -
                                                                     -----------        -----------        -----------
Cash and cash equivalents at end of period                           $    22,265        $     2,341        $    45,220
                                                                     ===========        ===========        ===========

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITY
Declaration of dividend to common shareholders                       $     6,273        $     5,545        $     2,495
                                                                     ===========        ===========        ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                               $    14,229        $     5,738        $         -
                                                                     ===========        ===========        ===========


See accompanying notes.
                                       26

                         Entertainment Properties Trust
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998 and 1997

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

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ significantly from such estimates and assumptions.

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

CONCENTRATION OF RISK

American Multi-Cinema, Inc. (AMC) is the lessee of a substantial portion of the rental properties held by the Company at December 31, 1999 as a result of a series of sale leaseback transactions pertaining to a number of AMC megaplex theatres. A substantial portion of the Company's revenues, and its ability to make distributions to its shareholders, will depend on rental payments by AMC under the leases, or its parent, AMC Entertainment, Inc. (AMCE), as the guarantor of AMC's obligations under the leases.

RECENTLY ISSUED ACCOUNTING STANDARD

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in 2001. Management does not anticipate that the adoption of the new statement will have a significant effect on earnings or the financial position of the Company.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instrument presented as of December 31, 1999 and 1998.

     Cash and cash equivalents: The carrying amount of cash and cash equivalents approximates fair value due to the short term maturities of these financial instruments.

     Long term debt: The fair value of long-term debt at December 31, 1999 and 1998, which is estimated as the present value of future cash flows, discounted at market interest rates of debt instruments with similar terms and remaining maturities, approximates its carrying value.

     Derivatives: The estimated fair value of the interest rate cap agreement at December 31, 1999 and 1998 approximates its carrying value.

CASH EQUIVALENTS

Cash equivalents include demand deposits and shares of a money market mutual fund for which cost approximates market value.

3. RENTAL PROPERTIES

The following table summarizes the carrying amounts of rental properties as of December 31, 1999 and 1998 (in thousands);

                                                            1999                 1998
                                                            ----                 ----
    Buildings and improvements                           $ 396,779            $ 368,429
    Land                                                    84,432               77,553
                                                         ---------            ---------
                                                           481,211              445,982
    Accumulated depreciation                               (14,805)              (7,634)
                                                         ---------            ---------
    Total                                                $ 466,406            $ 438,348
                                                         =========            =========

Depreciation expense on rental properties was $9.4 million, $7.0 million and $0.7 million for the years ended December 31, 1999 and December 31, 1998 and the period ended December 31, 1997, respectively.

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

5. OPERATING LEASES

The Company's rental properties are leased under operating leases with expiration dates ranging from 13 to 20 years. Future minimum rentals on non-cancelable tenant leases at December 31, 1999 are as follows (in thousands):


    2000                     $  51,738
    2001                        51,738
    2002                        51,477
    2003                        51,477
    2004                        51,477
    Thereafter                 502,123
                            ----------
                              $760,030
                            ==========


6. LONG TERM DEBT

Long term debt at December 31 consists of the following (in thousands):

                                                                          1999          1998
                                                                          ----          ----
Mortgage note payable, 6.77%, due July 11, 2028                       $103,433      $104,578

Revolving line of credit, variable rates
  ranging from 8.25% to 9.00%, due March 2, 2001                       132,000        98,000

Mortgage note payable, 7%, due December 28, 2001                         3,304         3,304
Note payable, 7.5%, due December 1, 2000                                     -           155
                                                                      --------      --------
  Total                                                               $238,737      $206,037
                                                                      ========      ========


The Company's mortgage note payable due July 11, 2028 is collateralized by certain rental properties, which had a net book value of approximately $155.5 million at December 31, 1999.

                         Entertainment Properties Trust
             Notes to Consolidated Financial Statements (continued)


The Company's mortgage note payable due December 28, 2001 is collateralized by certain development property, which had a net book value of approximately $4.5 million at December 31, 1999.




6. LONG TERM DEBT (CONTINUED)

The Company's revolving line of credit is unsecured and provides for borrowing up to $150 million. Amounts available under this line of credit at December 31, 1999 totaled $18 million. The line of credit contains a number of financial covenants and restrictions, including restrictions on the amount of secured indebtedness that can be obtained by the Company, a restriction on dividends to 95% of funds from operations in the first year and 90% of funds from operations thereafter, and provisions governing the eligibility and value of properties for borrowing base calculations.

Payments due on long term debt subsequent to December 31, 1999 are as follows (in thousands):

                              2000                           $  1,184
                              2001                            136,593
                              2002                              1,380
                              2003                              1,478
                              2004                              1,563
                              Thereafter                       96,539
                                                             --------
                              Total                          $238,737
                                                             ========


7. SHARE INCENTIVE PLAN

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

Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for the periods ended December 31, 1999, 1998 and 1997, respectively: risk-free interest rate of 5.0%, 4.7% and 5.8%, dividend yield of 8%, volatility factors of the expected market price of the Company's common Shares of 0.18, 0.37 and 0.19 and an expected life of the options of eight years.

                         Entertainment Properties Trust
             Notes to Consolidated Financial Statements (continued)


7. SHARE INCENTIVE PLAN (CONTINUED)

For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. The Company's pro forma information for each of the periods ended December 31, 1999, 1998 and 1997 is as follows (in thousands except for earnings per Share information):

                                             1999              1998             1997
                                             ----              ----             ----
Net income:
   As reported                             $23,213          $19,238            $1,442
   Pro forma                                23,174           19,231             1,442

Basic earnings per Share:
   As reported                               $1.60            $1.39             $0.10
   Pro forma                                  1.59             1.39              0.10

A summary of the Company's stock option activity and related information is as follows:

                                                                                       WEIGHTED
                                                                                        AVERAGE
                                                      NUMBER OF       OPTIONS PRICE    EXERCISE
                                                        SHARES          PER SHARE        PRICE      EXERCISABLE
                                                    --------------   --------------   -----------   -----------
Outstanding at August 29, 1997                            -                 $-               $-             -
              Exercised                                   -                 $-               $-
              Granted                                      90,000         $20.00           $20.00
              Canceled/Expired                            -                 $-               $-
                                                    -------------
Outstanding at December 31, 1997                           90,000         $20.00           $20.00           -
              Exercised                                   -                 $-               $-
              Granted                                     135,999     $14.81-$19.50        $17.97
              Canceled/Expired                            (25,000)        $19.50           $19.50
                                                    -------------
Outstanding at December 31, 1998                          200,999     $14.81-$20.00        $18.69        42,000
              Exercised                                   -                 $-               $-
              Granted                                       9,999         $19.12           $19.12
              Canceled/Expired                            -                 $-               $-
                                                    -------------
Outstanding at December 31, 1999                          210,998     $14.81-$20.00        $18.71        84,199
                                                    =============

                         Entertainment Properties Trust
             Notes to Consolidated Financial Statements (continued)


The following table summarizes outstanding and exercisable options at December 31, 1999:

                                    OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                          ----------------------------------------   -----------------------------------------
                                                      WEIGHTED-                                   WEIGHTED-
                                                       AVERAGE                                     AVERAGE
                                   NUMBER             EXERCISE            NUMBER                  EXERCISE
EXERCISE PRICES                  OUTSTANDING            PRICE          OUTSTANDING                  PRICE
------------------------------------------------------------------   -----------------------------------------
       $14.81                     30,000            $14.81              6,000                      $14.81

       $18.19                     50,000            $18.19             10,000                      $18.19

       $19.12                      9,999            $19.12               -                            -

       $19.31                      9,999            $19.31              9,999                      $19.31

       $19.50                     21,000            $19.50              4,200                      $19.50

       $20.00                     90,000            $20.00             54,000                      $20.00


During 1997, the Company also granted 60,000 restricted Shares at the initial public offering price of $20 per Share to certain executives of the Company. The holders of these restricted Shares have voting rights and are eligible to receive dividends from the date of grant. These shares vest in equal increments over a period of five years from the date of grant. The Company records compensation expense pertaining to these restricted Shares ratably over the period of vesting.

During 1999, the Company also issued 18,044 restricted Shares for bonus compensation to executives and other employees of the Company. The holders of these restricted Shares have voting rights and are eligible to receive dividends from the date of grant. These shares vest in various increments over a period of three years from the date of grant. The Company records compensation expense pertaining to these restricted Shares ratably over the period of vesting.

8. RELATED PARTIES

In 1997, the Company loaned an aggregate of $2,400,000 to its President, and its Chief Financial Officer to purchase an aggregate of 120,000 Shares at the initial public offering price of $20 per Share. These notes bear interest at 6.1% and are due in approximately equal annual installments on November 30, 2000, 2001 and 2002. The Company has adopted a Loan Forgiveness Program, under which the Compensation Committee may forgive a portion of the above referenced indebtedness after application of proceeds from the sale of shares, following a change in control of the Company. The Compensation Committee may also forgive the debt incurred upon termination of employment by reason of death, disability, normal retirement or without cause.


9. EARNINGS PER SHARE

                         Entertainment Properties Trust
             Notes to Consolidated Financial Statements (continued)


The following table sets forth the computation of the basic and diluted earnings per Share for the years ended December 31, 1999 and 1998, and the period ended December 31, 1997 (dollars in thousands except Share information):


                                                                       1999             1998            1997
                                                                       ----             ----            ----
Numerator for basic and diluted earnings per Share -
   net income available to common shareholders                     $     23,213     $     19,238    $      1,442
                                                                   ============     ============    ============

Denominator:
   Denominator for basic earnings per Share  -
      weighted-average Shares                                        14,515,619       13,802,467      13,800,100

Effect of dilutive securities:
   Employee Share options                                                     -           30,000               -
   Non-vested Share grants                                               36,000           48,000          60,000
                                                                   ------------     ------------    ------------
Dilutive potential common Shares                                         36,000           78,000          60,000
                                                                   ------------     ------------    ------------
Denominator for diluted earnings per Share -
      adjusted weighted-average Shares                               14,551,619       13,880,467      13,860,100
                                                                   ============     ============    ============

Basic and diluted net income per Share                                    $1.60            $1.39           $0.10
                                                                          =====            =====           =====


10. DERIVATIVES

In connection with a long-term debt agreement due July 2028, the Company entered into a forward contract to essentially fix the base rate of interest on a notional amount of $105,000,000. The forward contract settled on June 29, 1998, the closing date of the long-term debt issuance, and as a result of a decrease in market interest rates, the Company recorded a loss of $1,442,000. This loss is being amortized as an increase to interest expense over the term of the long-term debt and will result in an effective interest rate of 6.84%.

As required by its Bank Credit Facility agreement, the Company is party to an interest rate cap agreement with a notional amount of $20,000,000 at an interest rate of 9.75% and maturity date of May 7, 2001. The fair value of the interest rate cap agreement is not material to the consolidated financial statements at December 31, 1999.

11. COMMITMENTS

At December 31, 1999, the Company is obligated under a purchase agreement to acquire a theatre property in the amount of $13.5 million, subject to certain conditions, including completion of construction of the property. The theatre opened in 1999 and the Company is currently performing a due diligence review of the property.

12. SUBSEQUENT EVENTS

                         Entertainment Properties Trust
             Notes to Consolidated Financial Statements (continued)


In January 2000, the Company completed a $20.2 million five year, fixed rate secured financing which is collateralized by three properties. Proceeds from the financing, together with borrowings under the Bank Credit Facility, were used to acquire two properties in the first quarter of 2000 for an aggregate price of $32.4 million.

13. QUARTERLY RESULTS (unaudited)

                1999 Quarterly Consolidated Statements of Income
                  (Dollars in thousands except per Share data)


                                                        3/31/99     6/30/99    9/30/99    12/31/99
                                                        -------     --------   -------    --------
Rental revenue                                          $11,497     $12,006    $12,325     $12,491
Income from joint venture                                     -          -         177         156
                                                        -------     -------    -------     -------
Total revenue                                            11,497      12,006     12,502      12,647

General and administrative expense                          582         611        520         466
Depreciation and amortization                             2,325       2,447      2,524       2,686
                                                        -------     -------    -------     -------
Income from operations                                    8,590       8,948      9,458       9,495

Interest expense                                          3,152       3,431      3,270       3,425
                                                        -------     -------    -------     -------

Net income                                              $ 5,438     $ 5,517    $ 6,188     $ 6,070
                                                        =======     =======    =======     =======

Basic net income per common Share                         $0.39       $0.39      $0.41       $0.41
                                                        =======     =======    =======     =======
Diluted net income per common Share                       $0.39       $0.39      $0.41       $0.40
                                                        =======     =======    =======     =======


                1998 Quarterly Consolidated Statements of Income
                  (Dollars in thousands except per Share data)

                                                        3/31/98     6/30/98    9/30/98    12/31/98
                                                        -------     -------    -------    --------
Rental revenue                                          $ 6,293     $ 8,616    $ 9,817     $10,305

General and administrative expense                          497         572        490         493
Depreciation and amortization                             1,356       1,821      2,030       2,073
                                                        -------     -------    -------     -------
Income from operations                                    4,440       6,223      7,297       7,739

Interest expense (income)                                  (140)      1,547      2,381       2,673
                                                        -------     -------    -------     -------

Net income                                              $ 4,580     $ 4,676    $ 4,916     $ 5,066
                                                        =======     =======    =======     =======

Basic and diluted net income per common Share             $0.33       $0.34      $0.35       $0.37
                                                        =======     =======    =======     =======

                         Entertainment Properties Trust
            Schedule III - Real Estate and Accumulated Depreciation
                               December 31, 1999

                                                   Initial Cost to                                     Gross Amount at which
                                                       Company                                       Carried as Close of Period
                                                ----------------------     Costs Capitalized        -----------------------------
                                                                             Subsequent to
                                                           Buildings          Acquisition                    Buildings
                                                              and      --------------------------               and
Description          Market          Encumbrance    Land  Improvements Improvements Carrying costs    Land  Improvements   Total
-----------          ------          -----------    ----  ------------ ------------ --------------    ----  ------------   -----
Grand 24             Dallas, TX        $ 11,822   $ 3,060   $ 15,540                               $ 3,060    $ 15,540   $ 18,600

Mission Valley 20    San Diego, CA       10,332               16,300                                            16,300     16,300

Promenade 16         Los Angeles, CA     18,129     6,021     22,479                                 6,021      22,479     28,500

Ontario Mills 30     Los Angeles, CA     16,096     5,521     19,779                                 5,521      19,779     25,300

Lennox 24            Columbus, OH         8,176               12,900                                            12,900     12,900

West Olive 16        St. Louis, MO       11,336     4,985     12,815                                 4,985      12,815     17,800

Studio 30            Houston, TX         16,798     6,023     20,377                                 6,023      20,377     26,400

Huebner Oaks 24      San Antonio, TX     10,744     3,006     13,894                                 3,006      13,894     16,900

First Colony 24      Houston, TX                              19,100                                            19,100     19,100
Oakview 24           Omaha, NE                                16,700                                            16,700     16,700
Leawood 20           Kansas City, MO                3,714     12,086                                 3,714      12,086     15,800
Gulf Pointe 30       Houston, TX                    4,304     21,496                                 4,304      21,496     25,800
South Barrington 30  Chicago, IL                    6,577     27,723                                 6,577      27,723     34,300
Cantera 30           Chicago, IL                    7,513     27,487                                 7,513      27,487     35,000
Mesquite 30          Dallas, TX                     2,912     20,288                                 2,912      20,288     23,200
Hampton Town Center  Norfolk, VA                    3,822     24,678                                 3,822      24,678     28,500
24
Pompano 18           Pompano Beach,                 6,376      9,898     2,426                       6,376      12,324     18,700
                     FL
Raleigh Grand 16     Raleigh, NC                    2,919      5,839                                 2,919       5,839      8,758
Paradise 24          Miami, FL                      2,000     13,000     8,519                       2,000      13,000     15,000
Pompano Kmart        Pompano Beach,                   600      2,423                                   600       2,423      3,023
                     FL
Nickels Restaurant   Pompano Beach,                   200        800                                   200         800      1,000
                     FL
Aliso Viejo 20       Los Angeles, CA                8,000     14,000                                 8,000      14,000     22,000
Bosie Stadium 20     Boise, ID                                16,000                                            16,000     16,000
Woodridge 18         Chicago, IL                               8,922                                             8,922      8,922
Tampa Palms 20       Tampa, FL                      9,000     12,809                                 6,000      12,809     18,809
On The Border        Dallas, TX                       879                                              879                    879
In Development       Various              3,304    11,278                                1,022      12,300                 12,300
Acquisition Costs                             -         -        733         -               -           -         733        733
                                       --------   -------   --------   -------          ------     -------    --------   --------
TOTAL                                  $106,737   $95,710   $388,066   $10,947          $1,022     $96,732    $399,013   $495,745
                                       ========   =======   ========   =======          ======     =======    ========   ========


                                                                                              Life on
                                                                                               Which
                                                                                            Depreciation
                                                                                             in Latest
                                                                                               Income
                                                       Accumulated    Date of      Date      Statement
Description          Market                            Depreciation  Construction Acquired  is Computed
-----------          ------                            ------------- ------------ --------  ------------
Grand 24             Dallas, TX                            $  451        5/95     11/97(1)   40 years
Mission Valley 20    San Diego, CA                            473       12/95     11/97(1)   40 years
Promenade 16         Los Angeles, CA                          654        3/96     11/97(1)   40 years
Ontario Mills 30     Los Angeles, CA                          574       12/96     11/97(1)   40 years
Lennox 24            Columbus, OH                             375       12/96     11/97(1)   40 years
West Olive 16        St. Louis, MO                            372        4/97     11/97(1)   40 years
Studio 30            Houston, TX                              592        5/97     11/97(1)   40 years
Huebner Oaks 24      San Antonio, TX                          403        6/97     11/97(1)   40 years
First Colony 24      Houston, TX                              517       12/97     11/97      40 years
Oakview 24           Omaha, NE                                452        2/98     11/97      40 years
Leawood 20           Kansas City, MO                          330       12/97     11/97      40 years
Gulf Pointe 30       Houston, TX                              495        1/98      2/98      40 years
South Barrington 30  Chicago, IL                              580        3/98      3/98      40 years
Cantera 30           Chicago, IL                              517        3/98      3/98      40 years
Mesquite 30          Dallas, TX                               339        4/98      4/98      40 years
Hampton Town Center  Norfolk, VA                              311        6/98      6/98      40 years
24
Pompano 18           Pompano Beach,                           116        8/98      8/98      40 years
                     FL
Raleigh Grand 16     Raleigh, NC                               63        5/98      8/98      40 years
Paradise 24          Miami, FL                                          11/98     11/98      40 years
Pompano Kmart        Pompano Beach,                             6        6/77     11/98      40 years
                     FL
Nickels Restaurant   Pompano Beach,                             4        9/98     11/98      40 years
                     FL
Aliso Viejo 20       Los Angeles, CA                                     4/98     12/98      40 years
Bosie Stadium 20     Boise, ID                                          12/97     12/98      40 years
Woodridge 18         Chicago, IL                              111        3/99      6/99      40 years
Tampa Palms 20       Tampa, FL                                 27       11/99      6/99      40 years
On The Border        Dallas, TX                                          1/99     11/97
In Development       Various
Acquisition Costs                                              10     Various    Various     40 years
                                                          -------
                                                          $17,039
                                                          =======


(1) Properties initially acquired in November 1997 were transferred to wholly owned subsidiary in June 1998 at net book value.

RECONCILIATION:


                                         Real Estate
                                         -----------
    Balance at beginning                  $ 463,631
    of the period
    Additions during the       $31,753
    period
    Improvements                 8,519
    Other                          959       41,231
                               -------

    Deductions during
    period - transfer of                      9,117
    property to joint
    venture

    Balance at Close of                   $ 495,745
    period                               ==========

                         Entertainment Properties Trust
             Schedule III Real Estate and Accumulated Depreciation
                               December 31, 1998


                                                      Initial Cost to Company        Costs Capitalized
                                                 ----------------------------
                                                                Buildings and    Subsequent to Acquisition
                                                                                ----------------------------
Description                  Location        Encumbrance    Land  Improvements  Improvements  Carrying Costs
-----------                  --------        -----------    ----  ------------  ------------  --------------
Grand 24                     Dallas, TX        $ 11,953   $ 3,060   $ 15,540
Mission Valley 20            San Diego, CA       10,446               16,300
Promenade 16                 Los Angeles, CA     18,330     6,021     22,479
Ontario Mills 30             Los Angeles, CA     16,274     5,521     19,779
Lennox 24                    Columbus, OH         8,267               12,900
West Olive 16                St. Louis, MO       11,461     4,985     12,815
Studio 30                    Houston, TX         16,984     6,023     20,377
Huebner Oaks 24              San Antonio, TX     10,863     3,006     13,894
First Colony 24              Houston, TX                              19,100
Oakview 24                   Omaha, NE                                16,700
Leawood 20                   Kansas City, MO                3,714     12,086
Gulf Pointe 30               Houston, TX                    4,304     21,496
South Barrington 30          Chicago, IL                    6,577     27,723
Cantera 30                   Chicago, IL                    7,513     27,487
Mesquite 30                  Dallas, TX                     2,912     20,288
Hampton Town Center 24       Norfolk, VA                    3,822     24,678
Pompano 18                   Pompano Beach, FL              6,376      9,898     2,426
Raleigh Grand 16             Raleigh, NC                    2,919      5,839
Paradise 24                  Davie, FL                      2,000     13,000
Pompano Kmart                Pompano Beach, FL                600      2,423
Nickels Restaurant           Pompano Beach,                   200        800
Aliso Viejo 20               Los Angeles, CA                8,000     14,000
Bosie Stadium                Boise, ID                                16,000
Property under Development   Various              3,304    17,254                                  395
Acquisition Costs                                     -         -        401         -               -
                                               --------   -------   --------    ------            ----
TOTAL                                          $107,882   $94,807   $366,003    $2,426            $395
                                               ========   =======   ========    ======            ====


                                  Gross Amount at Which                                                   Life on Which
                                Carried at Close of Period                                                Depreciation
                               ---------------------------                                                  in Latest
                                     Buildings and             Accumulated     Date of         Date          Income
                                                                                                            Statement
Description                    Land   Improvements   Total     Depreciation  Construction    Acquired      is Computed
-----------                    ----   ------------   -----     ------------  ------------    --------     -------------
Grand 24                      $3,060     $15,540   $ 18,600      $  451           5/95          11/97(1)     40 years
Mission Valley 20                         16,300     16,300         473          12/95          11/97(1)     40 years
Promenade 16                   6,021      22,479     28,500         654           3/96          11/97(1)     40 years
Ontario Mills 30               5,521      19,779     25,300         574          12/96          11/97(1)     40 years
Lennox 24                                 12,900     12,900         375          12/96          11/97(1)     40 years
West Olive 16                  4,985      12,815     17,800         372           4/97          11/97(1)     40 years
Studio 30                      6,023      20,377     26,400         592           5/97          11/97(1)     40 years
Huebner Oaks 24                3,006      13,894     16,900         403           6/97          11/97(1)     40 years
First Colony 24                           19,100     19,100         517          12/97          11/97        40 years
Oakview 24                                16,700     16,700         452           2/98          11/97        40 years
Leawood 20                     3,714      12,086     15,800         330          12/97          11/97        40 years
Gulf Pointe 30                 4,304      21,496     25,800         495           1/98           2/98        40 years
South Barrington 30            6,577      27,723     34,300         580           3/98           3/98        40 years
Cantera 30                     7,513      27,487     35,000         517           3/98           3/98        40 years
Mesquite 30                    2,912      20,288     23,200         339           4/98           4/98        40 years
Hampton Town Center 24         3,822      24,678     28,500         311           6/98           6/98        40 years
Pompano 18                     6,376      12,324     18,700         116           8/98           8/98        40 years
Raleigh Grand 16               2,919       5,839      8,758          63           5/98           8/98        40 years
Paradise 24                    2,000      13,000     15,000                      11/98          11/98        40 years
Pompano Kmart                    600       2,423      3,023           6           6/77          11/98        40 years
Nickels Restaurant               200         800      1,000           4           9/98          11/98        40 years
Aliso Viejo 20                 8,000      14,000     22,000                       4/98          12/98        40 years
Bosie Stadium                             16,000     16,000                      12/97          12/98        40 years
Property under Development    17,649                 17,649
Acquisition Costs                  -         401        401          10        Various         Various       40 years
                             -------    --------   --------      ------
TOTAL                        $95,202    $368,429   $463,631      $7,634
                             =======    ========   ========      ======

(1) Properties initially acquired in November 1997 were transferred to wholly owned subsidiary in June 1998 at net book value.

RECONCILIATION:

                                       Real Estate
                                       -----------
    Balance at beginning                 $ 214,471
      of the period
    Additions during the      $246,339
      period
    Improvements                 2,426
    Other                          395    249,160
                              --------

    Deductions during period                    -

    Balance at Close of period           $ 463,631
                                         =========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.



                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 17, 2000 (the "Proxy Statement"), contains under the captions "Election of Trustees", "Officers", and "Section 16(a) Beneficial Ownership Reporting Compliance" the information required by Item 10 of Form 10-K, which information is incorporated herein by this reference.



ITEM 11. EXECUTIVE COMPENSATION

The Proxy Statement contains under the captions "Election of Trustees -- Compensation of Trustees", "Executive Compensation", "Compensation Committee" and "Company Performance" the information required by Item 11 of Form 10-K, which information is incorporated herein by this reference.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Proxy Statement contains under the caption "Share Ownership" the information required by Item 12 of Form 10-K, which information is incorporated herein by this reference.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Proxy Statement contains under the caption "Transactions Between the Company and Trustees, Officers or their Affiliates" the information required by Item 13 of this Form 10-K, which information is incorporated herein by this reference.



ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Exhibits, Financial Statements and Financial Statement Schedules:

         Financial Statements:

              Report of Independent Auditors

              Consolidated Balance Sheets as of December 31, 1999 and 1998

              Consolidated Statements of Income for the years ended December 31, 1999 and December 31, 1998 and the period from August 29, 1997 (dated of inception) to December 31, 1997.

              Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1999 and December 31, 1998 and the period from August 29, 1997 (dated of inception) to December 31, 1997.

              Consolidated Statements of Cash Flows for the years ended December 31, 1999 and December 31, 1998 and the period from August 29, 1997 (dated of inception) to December 31, 1997.

              Notes to Consolidated Financial Statements

(b) Reports on Form 8-K: Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 1999, solely for the purpose of filing as Exhibits, an Underwriting Agreement between the Company and CIBC World Markets Corp., the Company's Amended and Restated Declaration of Trust and Bylaws, and the tax opinion of EPR's counsel in connection with the direct placement of 1,200,000 Shares of the Company.

(c)      Exhibits

21       Subsidiaries of the Company

23       Consent of Independent Auditors

27       Financial Data Schedule

(d)      Financial Statement Schedules

         Schedule III - Real Estate and Accumulated Depreciation

         No other schedules meet the requirement for disclosure.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ENTERTAINMENT PROPERTIES TRUST

 Dated: March 29, 2000        By  /s/ Fred L. Kennon
                                -----------------------------------------------
                                Fred L. Kennon, Vice President - Chief Financial
                                  Officer Treasurer and Controller



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


         SIGNATURE AND TITLE                                         DATE
         -------------------                                         ----
/s/ Peter C. Brown                                              March 29, 2000
--------------------------------------------------------
Peter C. Brown, Chairman of the Board

/s/ David M. Brain                                              March 29, 2000
--------------------------------------------------------
David M. Brain, Chief Executive Officer and Trustee

/s/ Robert J. Druten                                            March 29, 2000
--------------------------------------------------------
Robert J. Druten, Trustee

/s/ Scott H. Ward                                               March 29, 2000
--------------------------------------------------------
Scott H. Ward, Trustee

/s/ Charles S. Paul                                             March 29, 2000
--------------------------------------------------------
Charles S. Paul, Trustee

                               INDEX OF EXHIBITS

Exhibit No.                                          Description
-----------                                          ------------

21       Subsidiaries of the Company

27       Financial Data Schedule