Form 10-Q
period 2000-03-31
ENTERTAINMENT PROPERTIES TRUST
filed 2000-05-15
CIK 1045450

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended March 31, 2000



                         COMMISSION FILE NUMBER 1-13561

                         ENTERTAINMENT PROPERTIES TRUST
             (Exact name of registrant as specified in its charter)

            MARYLAND                                     43-1790877
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

     30 PERSHING ROAD,  SUITE 201
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

At May 5, 2000, there were 15,036,547 Common Shares of Beneficial Interest outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                         ENTERTAINMENT PROPERTIES TRUST
                           Consolidated Balance Sheets
                             (Dollars in thousands)


                                                                                   MARCH 31, 2000           DECEMBER 31, 1999
                                                                                 -------------------      --------------------
        ASSETS                                                                      (UNAUDITED)

        Rental properties, net                                                   $          498,317       $          466,406
        Land held for development                                                            11,617                   12,300
        Investment in real estate joint venture                                              12,273                    9,117
        Cash and cash equivalents                                                             7,384                   22,265
        Notes receivable                                                                        406                      406
        Other assets                                                                          6,138                    5,797
                                                                                 -------------------      --------------------
        Total assets                                                             $          536,135       $          516,291
                                                                                 ===================      ====================

        LIABILITIES AND SHAREHOLDERS' EQUITY
        Accounts payable and accrued liabilities                                 $            1,498       $            1,538
        Dividend payable                                                                      6,616                    6,273
        Unearned rents                                                                        3,245                    3,356
        Long-term debt                                                                      258,602                  238,737
                                                                                 -------------------      --------------------
        Total liabilities                                                                   269,961                  249,904

        Commitments and contingencies                                                             -                        -

        Shareholders' equity
        Common Shares, $.01 par value; 50,000,000 shares authorized;
         15,191,747 and 15,091,964 shares issued at March 31, 2000
         and December 31, 1999, respectively                                                    152                      151
        Additional paid-in-capital                                                          278,516                  277,126
        Treasury Stock at cost: 155,200 shares                                               (2,136)                  (2,136)
        Loans to officers                                                                    (3,525)                  (2,400)
        Non-vested shares                                                                      (913)                    (805)
        Distributions in excess of net income                                                (5,920)                  (5,549)
                                                                                 -------------------      --------------------
        Shareholders' equity                                                                266,174                  266,387
                                                                                 -------------------      --------------------
        Total liabilities and shareholders' equity                               $          536,135       $          516,291
                                                                                 ===================      ====================

                         ENTERTAINMENT PROPERTIES TRUST
                        Consolidated Statements of Income
                                   (Unaudited)
                  (Dollars in thousands except per share data)



                                                       Three Months Ended March 31,
                                                           2000             1999
                                                       -------------    --------------
  Rental revenue                                       $     13,700     $     11,497
  Income from joint venture                                     176                -
                                                       -------------    --------------
  Total revenue                                              13,876           11,497

  General and administrative expense                            494              582
  Depreciation and amortization                               2,696            2,325
                                                       -------------    --------------
  Income from operations                                     10,686            8,590

  Interest expense                                            4,437            3,152
                                                       -------------    --------------

  Net income                                           $      6,249     $      5,438
                                                       =============    ==============

  Net income per common share
     Basic                                             $       0.42     $       0.39
     Diluted                                           $       0.42     $       0.39

  Shares used for computation (in thousands):
     Basic                                                   14,973           13,814
     Diluted                                                 15,009           13,892

  Dividends per common share                           $       0.44     $       0.42
                                                       =============    ==============

                         ENTERTAINMENT PROPERTIES TRUST
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                           Three Months Ended March 31,
                                                                                          2000                  1999
                                                                                    -----------------    -------------------
          OPERATING ACTIVITIES
          Net income                                                                $           6,249    $            5,438
          Adjustments to reconcile net income to net cash
           provided by operating activities
             Depreciation and amortization                                                      2,696                 2,325
             (Increase) decrease in other assets                                                 (352)                  461
             Increase (decrease)in accounts payable and accrued liabilities                       (40)                  324
             Increase (decrease) in unearned rents                                               (111)                  400
                                                                                    -----------------    -------------------
          Net cash provided by operating activities                                             8,442                 8,948

          INVESTING ACTIVITIES
          Acquisition of rental properties                                                    (33,851)               (7,601)
          Investment in joint venture                                                          (3,156)                    -
          Acquisition of development properties                                                     -                (1,571)
                                                                                    -----------------    -------------------
          Net cash used in investing activities                                               (37,007)               (9,172)

          FINANCING ACTIVITIES
          Proceeds from long-term debt facilities                                              20,175                 8,000
          Principal payments on long-term debt                                                   (310)                 (298)
          Common Shares issued to management                                                       92                    59
          Distributions to shareholders                                                        (6,273)               (5,545)
                                                                                    -----------------    -------------------
          Net cash provided by financing activities                                            13,684                 2,216
                                                                                    -----------------    -------------------

          Net increase (decrease) in cash and cash equivalents                                (14,881)                1,992
          Cash and cash equivalents at beginning of period                                     22,265                 2,341
                                                                                    -----------------    -------------------
          Cash and cash equivalents at end of period                                $           7,384    $            4,333
                                                                                    =================    ===================
          SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITY
          Declaration of dividend to common shareholders                            $           6,616    $            5,822

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1). ORGANIZATION

Entertainment Properties Trust (the "Company") is a Maryland real estate investment trust (REIT) organized on August 29, 1997. The Company was formed to acquire and develop entertainment properties including megaplex theatres and entertainment-themed retail centers.

2). SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

The consolidated balance sheet as of December 31, 1999 has been derived from the audited consolidated balance sheet at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

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


3). PROPERTY ACQUISITIONS

During the three month period ended March 31, 2000, the Company purchased the Consolidated Cary Crossroads 20 screen megaplex theatre for an aggregate purchase price of $14.6 million. In addition, the Company purchased the AMC Palm

Promenade 24 screen theatre for an aggregate purchase price of $17.8 million. These properties are subject to lease arrangements generally consistent with the lease terms of the Company's other rental properties.

4). REAL ESTATE JOINT VENTURE

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company included in this quarterly report on Form 10-Q. The forward-looking statements included in this discussion and elsewhere in this Form 10-Q involve risks and uncertainties, including anticipated financial performance, business prospects, industry trends, anticipated capital expenditures, performance of leases by tenants, shareholder returns and other matters, which reflect management's best judgment based on factors currently known. Actual results and experience could differ materially from the anticipated results and other expectations expressed in the Company's forward-looking statements as a result of a number of factors including but not limited to those discussed in this Item and in Item I - Business, in the Company's Annual Report of Form 10-K for the year ended December 31, 1999 incorporated by reference herein.

RESULTS OF OPERATIONS

The Company's revenues, which consist of property rentals and income from a joint venture, were $13.9 million for the three months ended March 31, 2000 compared to $11.5 million for the three months ended March 31, 1999. The increase was due primarily to (i) the acquisition of rental properties and the formation of the joint venture subsequent to March 31, 1999 ($2.3 million), and
(ii) contractual increases in base rents ($0.1 million).

General and administrative expense totaled $0.5 million for the three months ended March 31, 2000 compared to $0.6 million for the three months ended March 31, 1999. The decrease was due primarily to reduced travel costs and shareholder related expenses.

Net interest expense totaled $4.4 million for the three months ended March 31, 2000 compared to net interest expense of $3.2 million for the three months ended March 31, 1999. The $1.2 million increase in net interest expense resulted primarily from an increase in long-term debt incurred as a result of the property acquisitions made subsequent to March 31, 1999 ($0.9 million) and the impact of higher interest rates on the variable rate portion of the Company's debt ($0.3 million).

Depreciation and amortization expense was $2.7 million for the three months ended March 31, 2000 compared to $2.3 million for the three months ended March 31, 1999. The increase of $0.4 million resulted from the additional property acquisitions made subsequent to March 31, 1999.

Net income for the three months ended March 31, 2000 totaled $6.2 million or $0.42 per diluted share as compared to $5.4 million or $0.39 per diluted share for the three months ended March 31, 1999.


LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2000, the Company had $7.4 million in cash and cash equivalents, secured mortgage indebtedness of approximately $127 million, and unsecured indebtedness of $132 million under the Bank Credit Facility. The $259 million aggregate principal amount of mortgage and unsecured indebtedness bears interest at a weighted average rate of 7.37%.

As of March 31, 2000, the Company had drawn $132 million under the Bank Credit Facility. The remaining credit availability of $18 million will be utilized to acquire additional entertainment properties and to fund operations, if needed. The Bank Credit Facility contains a number of financial covenants and restrictions, including restrictions on the amount of secured indebtedness that can be obtained by the Company, a restriction on dividends to 90% of FFO (provided that the Company may at all times pay the dividends required to maintain its status as a REIT) and provisions governing the eligibility and value of properties for borrowing base calculations.

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

Future acquisitions will be made pursuant to the Company's investment objectives and policies to maximize both current income and long-term growth in income. As acquisition opportunities are presented that would cause the Company to exhaust its equity capital and available credit under the Bank Credit Facility, the Company intends to consider: (i) entering into joint ventures with other investors to acquire or develop properties; (ii) issuing Company securities in exchange for properties; and/or (iii) conducting a public offering or direct placement of the Company's securities designed to raise capital for acquisitions and/or reduce borrowings under the Bank Credit Facility, thereby replenishing the available credit for future acquisitions. There can be no assurance these objectives can be achieved. See the December 31, 1999 annual report on Form 10-K for a discussion of the Company's capitalization strategies and capital requirements for future growth.

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

The Company has also filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission for the purpose of registering 5,000,000 Shares which may be issued from time to time in public offerings or direct placements with underwriters or institutional investors as such opportunities may arise. On June 4, 1999, the Company completed the sale of 1,200,000 Shares in connection with this shelf registration. The net proceeds of $20.9 million were used to finance the acquisition of the Loews Woodridge 18 screen theatre, the acquisition of the Muvico Tampa Palms 20 screen megaplex theatre, and reduce the Company's debt under its Bank Credit Facility.

On October 6, 1999, the Company announced that the Board of Trustees approved the repurchase of up to one million of its outstanding common Shares. As of March 31, 2000, the Company had repurchased a total of 155,200 Shares in the open market.

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

The following tables summarize the Company's FFO for the three month periods ended March 31, 2000 and March 31, 1999 (in thousands except per Share data):


                                                Three months ended March 31,
                                                    2000             1999
                                              --------------    -------------
       Net income                             $       6,249     $      5,438
       Real estate depreciation                       2,624            2,248
                                              --------------    -------------
         Funds From Operations                $       8,873     $      7,686
                                              ==============    =============

       Basic FFO per share                    $        0.59     $       0.56
       Diluted FFO per share                  $        0.59     $       0.55

       Shares used for computation:
         Basic                                       14,973           13,814
         Diluted                                     15,009           13,892



FORWARD LOOKING INFORMATION
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

WITH THE EXCEPTION OF HISTORICAL INFORMATION, THIS REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS AS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND IDENTIFIED BY SUCH WORDS AS "WILL BE," "INTEND," "CONTINUE," "BELIEVE," "MAY," "EXPECT," "HOPE," "ANTICIPATE," "GOAL," "FORECAST," OR OTHER COMPARABLE TERMS. THE COMPANY'S ACTUAL FINANCIAL CONDITION, RESULTS OF OPERATIONS OR BUSINESS MAY VARY MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD LOOKING STATEMENTS AND INVOLVE VARIOUS RISKS AND UNCERTAINTIES, INCLUDING BUT NOT LIMITED TO:
- THE COMPANY'S DEPENDENCE ON ITS LARGEST TENANT AND LEASE GUARANTOR FOR A SUBSTANTIAL PORTION OF ITS LEASE REVENUES AND ABILITY TO MAKE DISTRIBUTIONS TO ITS SHAREHOLDERS
-    THE COMPANY'S CONTINUING ABILITY TO DIVERSIFY ITS PORTFOLIO
-    COMPETITION FROM OTHER ENTITIES PROVIDING CAPITAL TO THE ENTERTAINMENT
     INDUSTRY
-    DEPENDENCE ON KEY PERSONNEL
- OPERATING RISKS IN THE ENTERTAINMENT INDUSTRY THAT MAY AFFECT THE OPERATIONS OF THE COMPANY'S TENANTS
-    TAX RISKS ARISING FROM THE COMPANY'S CONTINUING ABILITY TO QUALIFY AS A
     REIT
-    INTEREST RATES AND AVAILABILITY OF DEBT FINANCING
- AVAILABILITY OF CAPITAL FOR FUTURE EXPANSION o PERFORMANCE OF LEASE TERMS BY TENANTS
-    GENERAL REAL ESTATE INVESTMENT RISKS
-    OTHER RISK AND UNCERTAINTIES
THESE AND OTHER RISKS ARE DISCUSSED IN GREATER DETAIL IN ITEM I-BUSINESS, IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999, INCORPORATED HEREIN BY REFERENCE. INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY FORWARD-LOOKING STATEMENTS.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits.

     10.16 Mortgage and Security Agreement, Deed of Trust and Security Agreement and Loan Agreement for secured loans aggregating $20.2 million to 3 Theatres, Inc. a wholly owned subsidiary of EPT DownREIT, Inc.

     27    Financial Data Schedule.

     99.1 Item I - Business - "Risk Factors" on pages 5-11 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

B.   Reports on Form 8-K.

     None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ENTERTAINMENT PROPERTIES TRUST

Dated: May 8, 2000                By /s/ Fred L. Kennon
                                     ------------------
                                     Fred L. Kennon, Vice President - Chief
                                     Financial Officer

                                     Treasurer and Controller