Form 10-Q
period 2000-06-30
ENTERTAINMENT PROPERTIES TRUST
filed 2000-08-14
CIK 1045450

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000



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

At August 1, 2000, there were 14,679,547 Common Shares of Beneficial Interest outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                         Entertainment Properties Trust
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                               JUNE 30, 2000           DECEMBER 31, 1999
                                                                            -------------------      --------------------
        ASSETS                                                                 (UNAUDITED)
        Rental properties, net                                              $         465,535        $          466,406
        Land held for development                                                      11,460                    12,300
        Investments in real estate joint ventures                                      27,274                     9,117
        Cash and cash equivalents                                                      17,789                    22,265
        Notes receivable                                                                  434                       406
        Other assets                                                                    5,478                     5,797
                                                                            -------------------      --------------------
        Total assets                                                        $         527,970        $          516,291
                                                                            ===================      ====================

        LIABILITIES AND SHAREHOLDERS' EQUITY
        Accounts payable and accrued liabilities                            $           1,802        $            1,538
        Dividend payable                                                                6,516                     6,273
        Unearned rents                                                                  3,269                     3,356
        Long-term debt                                                                253,265                   238,737
                                                                            -------------------      --------------------
        Total liabilities                                                             264,852                   249,904

        Commitments and contingencies                                                       -                         -

        Shareholders' equity
        Common Shares, $.01 par value; 50,000,000 shares authorized;
         15,191,747 and 15,091,964 shares issued at June 30, 2000
         and December 31, 1999, respectively                                              152                       151
        Additional paid-in-capital                                                    278,516                   277,126
        Treasury Stock at cost: 382,200 shares and 155,200 at
          June 30, 2000 and December 31, 1999, respectively                            (5,234)                   (2,136)
        Loans to officers                                                              (3,525)                   (2,400)
        Non-vested shares                                                                (800)                     (805)
        Distributions in excess of net income                                          (5,991)                   (5,549)
                                                                            -------------------      --------------------
        Shareholders' equity                                                          263,118                   266,387
                                                                            -------------------      --------------------
        Total liabilities and shareholders' equity                          $         527,970        $          516,291
                                                                            ===================      ====================

                         Entertainment Properties Trust
                       Consolidated Statements of Income
                                  (Unaudited)
                  (Dollars in thousands except per share data)


                                                          Three Months Ended June 30,            Six Months Ended June 30,
                                                            2000              1999                 2000            1999
                                                       -------------    --------------        -------------   -------------
  Rental revenue                                       $     13,429     $     12,006          $    27,129     $    23,503
  Income from joint ventures                                    750                -                  926               -
                                                       -------------    --------------        -------------   -------------
  Total revenue                                              14,179           12,006               28,055          23,503

  General and administrative expense                            495              611                  990           1,193
  Depreciation and amortization                               2,619            2,447                5,315           4,772
                                                       -------------    --------------        -------------   -------------
  Income from operations                                     11,065            8,948               21,750          17,538

  Interest expense, net                                       4,619            3,431                9,056           6,583
                                                       -------------    --------------        -------------   -------------

  Net income                                           $      6,446     $      5,517          $    12,694     $    10,955
                                                       =============    ==============        =============   =============

  Net income per common share
     Basic                                             $       0.43     $       0.39          $      0.85     $      0.78
     Diluted                                           $       0.43     $       0.39          $      0.85     $      0.78

  Shares used for computation (in thousands):
     Basic                                                   14,907           14,183               14,940          14,000
     Diluted                                                 14,943           14,261               14,976          14,077

  Dividends per common share                           $       0.44     $       0.42          $      0.88     $      0.84
                                                       =============    ==============        =============   =============


                         Entertainment Properties Trust
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                         Six Months Ended June 30,
                                                                                          2000             1999
                                                                                    ---------------   --------------
      OPERATING ACTIVITIES
      Net income                                                                    $       12,694    $      10,955
      Adjustments to reconcile net income to net cash
      provided by operating activities
         Depreciation and amortization                                                       5,315            4,772
         (Increase) decrease in other assets                                                   271             (133)
         Increase in accounts payable and accrued liabilities                                  317            1,079
         Increase (decrease) in unearned rents                                                 (87)              48
                                                                                    ---------------   --------------
      Net cash provided by operating activities                                             18,510           16,721

      INVESTING ACTIVITIES
      Acquisition of rental properties                                                     (37,027)         (29,003)
      Net proceeds from contribution of rental properties to joint venture                  15,412                -
      Acquisition of development properties                                                      -           (3,228)
                                                                                    ---------------   --------------
      Net cash used in investing activities                                                (21,615)         (32,231)

      FINANCING ACTIVITIES
      Proceeds from long-term debt facilities                                               20,175            8,000
      Principal payments on long-term debt                                                  (5,647)            (583)
      Issuance (purchase) of common shares                                                  (3,098)          20,972
      Common shares issued to management                                                        92              114
      Distributions to shareholders                                                        (12,893)         (11,367)
                                                                                    ---------------   --------------
      Net cash provided by (used in) financing activities                                   (1,371)          17,136
                                                                                    ---------------   --------------

      Net increase (decrease) in cash and cash equivalents                                  (4,476)           1,626
      Cash and cash equivalents at beginning of period                                      22,265            2,341
                                                                                    ---------------   --------------
      Cash and cash equivalents at end of period                                    $       17,789    $       3,967
                                                                                    ===============   ==============

      SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITY
      Declaration of dividend to common shareholders                                $        6,516    $       6,336
      Contribution of rental property in exchange for equity interest
        in real estate joint ventures                                               $       18,157    $       8,658


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1). ORGANIZATION

Entertainment Properties Trust (the "Company") is a Maryland real estate investment trust (REIT) organized on August 29, 1997. The Company was formed to acquire and develop entertainment properties including megaplex theatres and entertainment-themed retail centers.

2). SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Entertainment Properties Trust and its wholly-owned subsidiaries, EPT DownReit, Inc., EPT DownReit II, Inc. and 3 Theatres, Inc. All significant intercompany transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ significantly from such estimates and assumptions.

3). PROPERTY ACQUISITIONS

During the six month period ended June 30, 2000, the Company purchased the Consolidated Cary Crossroads 20 screen megaplex theatre for an aggregate purchase price of $14.6 million. In addition, the Company purchased the AMC Palm Promenade 24 screen theatre for an aggregate purchase price of $17.8 million. These properties are subject to lease arrangements generally consistent with the lease terms of the Company's other rental properties.

4). REAL ESTATE JOINT VENTURE

On May 11, 2000, the Company completed the formation of a joint venture with Atlantic of Hamburg, Germany, whereby the Company contributed the AMC Cantera theatre with a carrying value of $33.5 million in exchange for cash proceeds from mortgage financing of $17.85 million and a 100% interest in the joint venture. The Company subsequently sold to Atlantic a 10% initial interest in exchange for a $1.4 million in cash. It is expected that Atlantic will acquire up to an additional 70% interest in the joint venture by selling securities to German investors, with the proceeds of those sales to be contributed to the Venture and then paid to the Company in reduction of it's interest. The Company accounts for its investment in the real estate joint venture under the equity method of accounting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company included in this quarterly report on Form 10-Q. The forward-looking statements included in this discussion and elsewhere in this Form 10-Q involve risks and uncertainties, including anticipated financial performance, business prospects, industry trends, anticipated capital expenditures, performance of leases by tenants, shareholder returns and other matters, which reflect management's best judgment based on factors currently known. Actual results and experience could differ materially from the anticipated results and other expectations expressed in the Company's forward-looking statements as a result of a number of factors including but not limited to those discussed in this Item and Item I - Business, in the Company's Annual Report of Form 10-K for the year ended December 31, 1999 incorporated by reference herein.

RESULTS OF OPERATIONS

SECOND QUARTER RESULTS

The Company's revenues, which consist of property rentals and income from a joint ventures, were $14.2 million for the three months ended June 30, 2000 compared to $12.0 million for the three months ended June 30, 1999. The increase was due primarily to the acquisition of rental properties ($1.4 million) and the formation of joint ventures subsequent to June 30, 1999, which generated income of $0.8 million.

General and administrative expense totaled $0.5 million for the three months ended June 30, 2000 compared to $0.6 million for the three months ended June 30, 1999. The decrease was due primarily to reduced personnel, travel costs and shareholder related expenses.

Net interest expense totaled $4.6 million for the three months ended June 30, 2000 compared to net interest expense of $3.4 million for the three months ended June 30, 1999. The $1.2 million increase in net interest expense resulted primarily from an increase in long-term debt incurred as a result of the property acquisitions made subsequent to June 30, 1999 ($0.8 million) and the impact of higher interest rates on the variable rate portion of the Company's debt ($0.4 million).

Depreciation and amortization expense was $2.6 million for the three months ended June 30, 2000 compared to $2.4 million for the three months ended June 30, 1999. The increase of $0.2 million resulted from the additional property acquisitions made subsequent to June 30, 1999.

Net income for the three months ended June 30, 2000 totaled $6.4 million or $0.43 per diluted share as compared to $5.5 million or $0.39 per diluted share for the three months ended June 30, 1999.

YEAR-TO-DATE RESULTS

Revenues totaled $28.1 million for the six months ended June 30, 2000 compared to $23.5 million for the six months ended June 30, 1999. The increase of $4.6 million was due to the acquisition of three rental properties subsequent to June 30, 1999 ($2.7 million), the formation of joint ventures ($0.9 million) and contractual increases in base rents and a full six months of rent for megaplex theatres purchased during the first six months of 1999 ($1.0 million).

General and administrative expense totaled $1.0 million and $1.2 million for the six months ended June 30, 2000 and 1999. The decrease of $0.2 million was due primarily to reduced personnel costs related to the Company's Los Angeles, California office which was closed in December 1999.

Net interest expense totaled $9.1 million for the six months ended June 30, 2000 compared to net interest expense of $6.6 million for the six months ended June 30, 1999. The increase of $2.5 million in interest expense resulted primarily from the increase in long-term debt incurred as a result of property acquisitions made during 1999 and 2000.

Depreciation and amortization expense was $5.3 million for the six months ended June 30, 2000 compared to $4.8 million for the six months ended June 30, 1999. The $0.5 million increase in depreciation and amortization resulted from the mid-year property acquisitions made during 1999 and property acquisitions made subsequent to June 30, 1999.

Net income for the six months ended June 30, 2000 totaled $12.7 million or $0.85 per diluted share as compared to $11.0 million or $0.78 per diluted share for the six months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2000, the Company had $17.8 million in cash and cash equivalents, secured mortgage indebtedness of approximately $126 million, and unsecured indebtedness of $127 million under the Bank Credit Facility. The $253 million aggregate principal amount of mortgage and unsecured indebtedness bears interest at a weighted average rate of 7.70%.

As of June 30, 2000, the Company had drawn $127 million under the $150 million Bank Credit Facility. The Company is currently in negotiations with the Lenders party to the Bank Credit Facility to amend some of its terms including easing existing restrictions on the amount of secured indebtedness that can be obtained by the Company and reducing the size of the Facility. These amendments may be accompanied by an increase in the cost of borrowings under the Facility.

The Company anticipates that its cash from operations, credit available under the Bank Credit Facility and funds from the Atlantic joint venture discussed above will provide adequate liquidity to conduct its operations, fund administrative and operating costs, interest payments, planned property development costs, and allow distributions to the Company's shareholders in accordance with Internal Revenue Code requirements for qualification as a REIT and to avoid any corporate level federal income tax or excise tax.

Future acquisitions will be made pursuant to the Company's investment objectives and policies to maximize both current income and long-term growth in income. As acquisition opportunities are presented that would cause the Company to exhaust its equity capital and any available credit under the Bank Credit Facility, the Company intends to consider: (i) entering into additional joint ventures with other investors to acquire or develop properties; (ii) issuing Company securities in exchange for properties; and/or (iii) conducting a public offering or direct placement of the Company's securities designed to raise capital for acquisitions and/or reduce borrowings under the Bank Credit Facility. There can be no assurance these objectives can be achieved. See the December 31, 1999 annual report on Form 10-K for a discussion of the Company's capitalization strategies and capital requirements for future growth and Item 1 - Business, in that report for a discussion of Risk Factors that may affect our ability to raise additional capital.

Although the Company has not experienced any lease defaults by tenants, recent adverse conditions in the motion picture exhibition industry (including the effects of obsolete multiplex theatres and the costs of building megaplex theatres on exhibitor's operating results and financial statements) and resulting pressures on the share prices of the publicly-held theatre operators may make it more difficult for the Company to obtain financing on favorable terms in the near term. The company believes that long-term prospects for the leading theatre operators remain positive and that the fundamentals of it's investment and leasing strategies remain sound.

The Company's liquidity requirements with respect to future acquisitions may be reduced to the extent the Company is able to use common Shares as consideration for such purchases. Accordingly, the Company has filed a registration statement on Form S-4 with the Securities and Exchange Commission to register 5,000,000 Shares for issuance in exchange for the acquisition of additional properties as such opportunities may arise. None of these Shares have been issued as of the date of this report.

On October 6, 1999, the Company announced that the Board of Trustees approved the repurchase of up to one million of its outstanding common Shares. As of June 30, 2000, the Company had repurchased a total of 382,200 Shares in the open market.

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

The following tables summarize the Company's FFO for the three month periods ended June 30, 2000 and June 30, 1999 (in thousands except per Share data):

                                                 Three months ended June 30,         Six months ended June 30,
                                                   2000              1999              2000           1999
                                              --------------    -------------      ------------    -------------
       Net income                             $       6,446     $      5,517       $    12,694     $     10,955
       Real estate depreciation                       2,546            2,337             5,172            4,585
                                              --------------    -------------      ------------    -------------
         Funds From Operations                $       8,992     $      7,854       $    17,866     $     15,540
                                              ==============    =============      ============    =============

       Basic FFO per share                    $        0.60     $       0.55       $      1.20     $       1.11
       Diluted FFO per share                  $        0.60     $       0.55       $      1.19     $       1.10

       Shares used for computation:
         Basic                                       14,907           14,183            14,940           14,000
         Diluted                                     14,943           14,261            14,976           14,077


FORWARD LOOKING INFORMATION
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

WITH THE EXCEPTION OF HISTORICAL INFORMATION, THIS REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS AS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND IDENTIFIED BY SUCH WORDS AS "WILL BE," "INTEND," "CONTINUE," "BELIEVE," "MAY," "EXPECT," "HOPE," "ANTICIPATE," "GOAL," "FORECAST," OR OTHER COMPARABLE TERMS. THE COMPANY'S ACTUAL FINANCIAL CONDITION, RESULTS OF OPERATIONS OR BUSINESS MAY VARY MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD LOOKING STATEMENTS AND INVOLVE VARIOUS RISKS AND UNCERTAINTIES, INCLUDING BUT NOT LIMITED TO:
-       THE COMPANY'S DEPENDENCE ON ITS LARGEST TENANT AND LEASE GUARANTOR FOR
        A SUBSTANTIAL PORTION OF ITS LEASE REVENUES AND ABILITY TO MAKE DISTRIBUTIONS TO ITS SHAREHOLDERS
-       THE COMPANY'S CONTINUING ABILITY TO DIVERSIFY ITS PORTFOLIO
-       COMPETITION FROM OTHER ENTITIES PROVIDING CAPITAL TO THE ENTERTAINMENT
        INDUSTRY
-       DEPENDENCE ON KEY PERSONNEL
- OPERATING RISKS IN THE ENTERTAINMENT INDUSTRY THAT MAY AFFECT THE OPERATIONS OF THE COMPANY'S TENANTS AND THE COMPANY'S ABILITY TO OBTAIN FINANCING ON FAVORABLE TERMS
-       TAX RISKS ARISING FROM THE COMPANY'S CONTINUING ABILITY TO QUALIFY AS A
        REIT

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.       Exhibits.
         27       Financial Data Schedule.
         99(a)    Item I - Business - "Risk Factors" on pages 5-11 of the
                  Company's Annual Report on Form 10-K for the year ended
                  December 31, 1999.

B.       Reports on Form 8-K.
         None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ENTERTAINMENT PROPERTIES TRUST

Dated: August 11, 2000          By   /s/ Fred L. Kennon
                                  --------------------------------
                                  Fred L. Kennon, Vice President -
                                      Chief Financial Officer
                                      Treasurer and Controller