Form 10-Q
period 2000-09-30
ENTERTAINMENT PROPERTIES TRUST
filed 2000-11-14
CIK 1045450

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000



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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X
                                       ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At October 1, 2000, there were 14,722,762 Common Shares of Beneficial Interest outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                         ENTERTAINMENT PROPERTIES TRUST
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                                 SEPTEMBER 30, 2000       DECEMBER 31, 1999
                                                                                 ------------------       -----------------
ASSETS                                                                               (UNAUDITED)
Rental properties, net                                                                $ 463,037                $ 466,406
Land held for development                                                                11,894                   12,300
Investments in real estate joint ventures                                                28,090                    9,117
Cash and cash equivalents                                                                 7,619                   22,265
Notes receivable                                                                            434                      406
Other assets                                                                              6,392                    5,797
                                                                                      ---------                ---------
Total assets                                                                          $ 517,466                $ 516,291
                                                                                      =========                =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued liabilities                                              $   2,564                $   1,538
Dividend payable                                                                          6,478                    6,273
Unearned rents                                                                            3,206                    3,356
Long-term debt                                                                          243,921                  238,737
                                                                                      ---------                ---------
Total liabilities                                                                       256,169                  249,904

Commitments and contingencies                                                                --                       --

Shareholders' equity
Common Shares, $.01 par value; 50,000,000 shares authorized; 15,194,962 and 15,091,964 shares issued at September 30, 2000
 and December 31, 1999, respectively                                                        152                      151
Additional paid-in-capital                                                              278,516                  277,126
Treasury Stock at cost: 472,200 shares and 155,200 at
  September 30, 2000 and December 31, 1999, respectively                                 (6,541)                  (2,136)
Loans to officers                                                                        (3,525)                  (2,400)
Non-vested shares                                                                          (688)                    (805)
Distributions in excess of net income                                                    (6,617)                  (5,549)
                                                                                      ---------                ---------
Shareholders' equity                                                                    261,297                  266,387
                                                                                      ---------                ---------
Total liabilities and shareholders' equity                                            $ 517,466                $ 516,291
                                                                                      =========                =========

                         ENTERTAINMENT PROPERTIES TRUST
                        Consolidated Statements of Income
                                   (Unaudited)
                  (Dollars in thousands except per share data)

                                                 Three Months Ended September 30,         Nine Months Ended September 30,
                                                       2000             1999                   2000            1999
                                                  -------------    -------------          -------------   ------------
Rental revenue                                       $13,084          $12,325                 $40,213          $35,828
Income from joint ventures                               576              177                   1,501              177
                                                     -------          -------                 -------          -------
Total revenue                                         13,660           12,502                  41,714           36,005

General and administrative expense                       393              520                   1,382            1,713
Depreciation and amortization                          2,571            2,524                   7,886            7,296
                                                     -------          -------                 -------          -------
Income from operations                                10,696            9,458                  32,446           26,996

Interest expense, net                                  4,840            3,270                  13,896            9,853
                                                     -------          -------                 -------          -------

Net income                                           $ 5,856          $ 6,188                 $18,550          $17,143
                                                     =======          =======                 =======          =======

Net income per common share
   Basic                                             $  0.40          $  0.41                 $  1.25          $  1.19
   Diluted                                           $  0.40          $  0.41                 $  1.25          $  1.19

Shares used for computation (in thousands):
   Basic                                              14,692           15,041                  14,793           14,351
   Diluted                                            14,728           15,089                  14,829           14,398

Dividends per common share                           $  0.44          $  0.42                 $  1.32          $  1.26
                                                     =======          =======                 =======          =======

                         ENTERTAINMENT PROPERTIES TRUST
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                           Nine Months Ended September 30,
                                                                                          2000                       1999
                                                                                   -----------------            ---------------
OPERATING ACTIVITIES
Net income                                                                              $ 18,550                     $ 17,143
Adjustments to reconcile net income to net cash
 provided by operating activities
   Depreciation and amortization                                                           7,886                        7,296
   (Increase) in other assets                                                               (656)                        (225)
   Increase in accounts payable and accrued liabilities                                    1,131                          170
   Increase (decrease) in unearned rents                                                    (150)                         444
                                                                                        --------                     --------
Net cash provided by operating activities                                                 26,761                       24,828

INVESTING ACTIVITIES
Acquisition of rental properties                                                         (37,027)                     (32,801)
Net proceeds from contribution of rental properties to joint venture                      14,596                           --
Acquisition of development properties                                                       (434)                      (3,682)
                                                                                        --------                     --------
Net cash used in investing activities                                                    (22,865)                     (36,483)

FINANCING ACTIVITIES
Proceeds from long-term debt facilities                                                   20,175                       11,000
Principal payments on long-term debt                                                     (14,991)                        (852)
Issuance (purchase) of common shares                                                      (4,405)                      21,029
Common shares issued to management                                                            92                          114
Distributions to shareholders                                                            (19,413)                     (17,702)
                                                                                        --------                     --------
Net cash provided by (used in) financing activities                                      (18,542)                      13,589
                                                                                        --------                     --------

Net increase (decrease) in cash and cash equivalents                                     (14,646)                       1,934
Cash and cash equivalents at beginning of period                                          22,265                        2,341
                                                                                        --------                     --------
Cash and cash equivalents at end of period                                              $  7,619                     $  4,275
                                                                                        ========                     ========


SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITY
Declaration of dividend to common shareholders                                          $  6,478                     $  6,338
Contribution of rental property in exchange for equity interest
  in real estate joint ventures                                                         $ 18,157                     $  8,658

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1). ORGANIZATION

Entertainment Properties Trust (the "Company") is a Maryland real estate investment trust (REIT) organized on August 29, 1997. The Company was formed to acquire and develop entertainment properties including megaplex theatres and entertainment-themed retail centers.

2). SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

3). PROPERTY ACQUISITIONS

During the nine month period ended September 30, 2000, the Company purchased the Consolidated Cary Crossroads 20 screen megaplex theatre for an aggregate purchase price of $14.6 million. In addition, the Company purchased the AMC Palm Promenade 24 screen theatre for an aggregate purchase price of $17.8 million. The Company also made tenant improvement contributions allocated to pad site developments it owns and leases to restaurant operators. These properties are subject to lease arrangements generally consistent with the lease terms of the Company's other rental properties.

4). REAL ESTATE JOINT VENTURE

On May 11, 2000, the Company completed the formation of a joint venture with Atlantic of Hamburg, Germany ("Atlantic"), whereby the Company contributed the AMC Cantera theatre with a carrying value of $33.5 million in exchange for cash proceeds from mortgage financing of $17.85 million and a 100% interest in the joint venture. The Company subsequently sold to Atlantic a 10% initial interest in exchange for $1.4 million in cash. It is expected that Atlantic will acquire up to an additional 70% interest in the joint venture by selling securities to German investors, with the proceeds of those sales to be contributed to the venture and then paid to the Company in reduction of its interest. The Company accounts for its investment in the real estate joint venture under the equity method of accounting.

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

RESULTS OF OPERATIONS

THIRD QUARTER RESULTS

The Company's revenues, which consist of property rentals and income from a joint ventures, were $13.7 million for the three months ended September 30, 2000 compared to $12.5 million for the three months ended September 30, 1999. The increase was due primarily to the acquisition of three rental properties subsequent to September 30, 1999.

General and administrative expense totaled $0.4 million for the three months ended September 30, 2000 compared to $0.5 million for the three months ended September 30, 1999. The decrease was due primarily to reduced travel and shareholder related expenses and reduced personnel costs related to the Company's Los Angeles, California office which was closed in December 1999.

Net interest expense totaled $4.8 million for the three months ended September 30, 2000 compared to net interest expense of $3.3 million for the three months ended September 30, 1999. The $1.5 million increase in net interest expense resulted primarily from an increase in long-term debt incurred pertaining to the property acquisitions made subsequent to September 30, 1999 ($0.9 million) and the impact of higher interest rates and amendment fees on the variable rate portion of the Company's debt ($0.6 million).

Depreciation and amortization expense was $2.6 million for the three months ended September 30, 2000 compared to $2.5 million for the three months ended September 30, 1999. The increase of $0.1 million resulted from the additional property acquisitions made subsequent to September 30, 1999.

Net income for the three months ended September 30, 2000 totaled $5.9 million or $0.40 per diluted share as compared to $6.2 million or $0.41 per diluted share for the three months ended September 30, 1999. The decline in net income was primarily due to the increase in interest expense.

YEAR-TO-DATE RESULTS

Revenues totaled $41.7 million for the nine months ended September 30, 2000 compared to $36.0 million for the nine months ended September 30, 1999. The increase of $5.7 million was due to the acquisition of three rental properties subsequent to September 30, 1999 ($4.0 million), and increases in joint venture activity, contractual increases in base rents, a full nine months of rent for properties purchased during the first nine months of 1999 and the impact of properties contributed to non-consolidated joint ventures ($1.7 million).

General and administrative expense totaled $1.4 million and $1.7 million for the nine months ended September 30, 2000 and 1999. The decrease of $0.3 million was due primarily to reduced personnel costs related to the Company's Los Angeles, California office which was closed in December 1999.

Depreciation and amortization expense was $7.9 million for the nine months ended September 30, 2000 compared to $7.3 million for the nine months ended September 30, 1999. The $0.6 million increase in depreciation and amortization resulted from the mid-year property acquisitions made during 1999 and property acquisitions made subsequent to September 30, 1999.

Net interest expense totaled $13.9 million for the nine months ended September 30, 2000 compared to net interest expense of $9.9 million for the nine months ended September 30, 1999. The increase of $4.0 million in interest expense resulted from the increase in long-term debt incurred as a result of property acquisitions made during 1999 and 2000 ($3.0 million) and increases in the variable rate portion of the Company's debt ($1.0 million).

Net income for the nine months ended September 30, 2000 totaled $18.6 million or $1.25 per diluted share as compared to $17.1 million or $1.19 per diluted share for the nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000, the Company had $7.6 million in cash and cash equivalents, secured mortgage indebtedness of approximately $126 million, and unsecured indebtedness of $118 million under the Bank Credit Facility. The $244 million aggregate principal amount of mortgage and unsecured indebtedness bears interest at a weighted average rate of 8.12%.

On September 11, 2000 the Company amended the Bank Credit Facility to eliminate and modify restrictive covenants on the amount of secured indebtedness that can be obtained by the Company in exchange for reducing the size of the Facility from $150 million to $127 million, increasing the cost of borrowings under the Facility, and securing the Facility with a first mortgage on 13 properties. As of September 30, 2000, the Company had drawn $118 million under the $127 million Bank Credit Facility.

The Company anticipates that its cash from operations, credit available under the Bank Credit Facility and funds from the Atlantic joint venture discussed above will provide adequate liquidity to conduct its operations, fund administrative and operating costs, interest payments, planned property development costs, allow distributions to the Company's shareholders in accordance with Internal Revenue Code requirements for qualification as a REIT and to avoid any corporate level federal income tax or excise tax.

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

Two of the Companies theatre properties are leased and operated by Edwards Theatre Circuits, Inc., which filed for bankruptcy on August 23, 2000. The Company has received all rent due and payable on a timely basis and expects the leases to be affirmed by the tenant during the bankruptcy proceedings.

Recent adverse conditions in the motion picture exhibition industry (including the effects of obsolete multiplex theatres and the costs of building megaplex theatres on exhibitor's operating results and financial statements) and resulting pressures on the share prices of the publicly-held theatre operators may make it more difficult for the Company to obtain financing on favorable terms in the near term. The company believes that long-term prospects for the leading theatre operators remain positive and that the fundamentals of its investment and leasing strategies remain sound.

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

The following tables summarize the Company's FFO for the three and nine month periods ended September 30, 2000 and September 30, 1999 (in thousands except per Share data):

                                              Three months ended September 30,             Nine months ended September 30,
                                                  2000                   1999                  2000                1999
                                              -------------         ------------           ------------      --------------
Net income                                       $ 5,856               $ 6,188               $18,550               $17,143
Real estate depreciation including
  depreciation of unconsolidated joint ventures    2,709                 2,397                 7,980                 6,982
                                                 -------               -------               -------               -------
  Funds From Operations                          $ 8,565               $ 8,585               $26,530               $24,125
                                                 =======               =======               =======               =======

Basic FFO per share                              $  0.58               $  0.57               $  1.79               $  1.68
Diluted FFO per share                            $  0.58               $  0.57               $  1.79               $  1.68

Shares used for computation:
  Basic                                           14,692                15,041                14,793                14,351
  Diluted                                         14,728                15,089                14,829                14,398

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

B.  Reports on Form 8-K.
    Form 8-K dated September 28, 2000
          Item 7. Exhibits (c) - Exhibit 10.17 Fourth Amendment to the Credit Agreement dated as of March 2, 1998 among Entertainment Properties Trust as Borrower and the Lenders party thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             ENTERTAINMENT PROPERTIES TRUST

Dated: November 13, 2000         By      /s/ Fred L. Kennon
                                    -------------------------------------------
                                    Fred L. Kennon, Vice President - Chief
                                    Financial Officer Treasurer and Controller