Form 10-K
period 2000-12-31
ENTERTAINMENT PROPERTIES TRUST
filed 2001-03-30
CIK 1045450

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 2000



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

THE AGGREGATE MARKET VALUE OF THE COMMON SHARES OF BENEFICIAL INTEREST OF THE REGISTRANT HELD BY NON-AFFILIATES ON MARCH 9, 2001, WAS $217,020,764 (BASED ON THE CLOSING SALES PRICE PER SHARE ON THE NEW YORK STOCK EXCHANGE ON MARCH 9, 2001 OF $14.74). AT MARCH 9, 2001, THERE WERE 14,723,254 COMMON SHARES OF BENEFICIAL INTEREST OUTSTANDING.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2001 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A are incorporated by reference in Part III of this Form 10-K.

                                     PART I

ITEM 1. BUSINESS

Investors are encouraged to review the Risk Factors commencing on page 4 of this Report for a discussion of risks that may impact our financial condition, business or share price.

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

The Company is a self-administered REIT. As of December 31, 2000, the Company's real estate portfolio was comprised primarily of 26 megaplex theatre properties, including joint venture properties, located in eleven states, one entertainment-themed retail center ("ETRC") development property located in Westminster, Colorado, and land parcels leased to restaurant operators and related properties adjacent to several of its theatre properties. The Company's theatre properties are leased to leading theatre operators, including American Multi-Cinema, Inc. ("AMC"), a subsidiary of AMC Entertainment, Inc. ("AMCE"), Muvico Entertainment LLC ("Muvico"), Edwards Theatre Circuits, Inc. ("Edwards"), Consolidated Theatres ("Consolidated") and Loews Cineplex Entertainment ("Loews").

The Company believes entertainment is an important sector of the retail real estate industry and that, as a result of the Company's focus on properties in this sector and the industry relationships of its management, it has a competitive advantage in providing capital to operators of these types of properties. The principal business strategy of the Company is to continue acquiring high-quality properties leased to entertainment and entertainment-related business operators, generally under long-term triple-net leases that require the tenant to pay substantially all expenses associated with the operation and maintenance of the property.

Megaplex theatres typically have at least 14 screens with stadium-style seating (seating with elevation between rows to provide unobstructed viewing) and are equipped with amenities that significantly enhance the audio and visual experience of the patron. The Company believes the development of megaplex theatres has accelerated the obsolescence of many existing movie theatres by setting new standards for moviegoers, who, in the Company's experience, have demonstrated their preference for the more attractive surroundings, wider variety of films and superior customer service typical of megaplex theatres (see "Operating risks in the entertainment industry may affect the ability of our tenants to perform under their leases" and "Market prices for our Shares may be affected by perceptions about the financial health or share value of our tenants or the performance of REIT stocks generally" under "Risk Factors").

The Company expects the development of megaplex theatres to continue in the United States and abroad for the foreseeable future. As a result of the significant capital commitment involved in building these properties and the experience and industry relationships of the Company's management, the Company believes it will continue to have opportunities to provide capital to businesses that seek to develop and operate these properties but would prefer to lease rather than own the properties. The Company believes its ability to finance these properties will enable it to continue to grow and diversify its asset base. See Item 7 -- "Management's Discussion and Analysis" for a discussion of capital requirements necessary for the Company's continued growth.

BUSINESS OBJECTIVES AND STRATEGIES
The Company's business objectives are to continue to enhance shareholder value by achieving predictable and increasing Funds From Operations ("FFO") per Share (defined as net income plus depreciation divided by the number of Shares outstanding) through the acquisition of high-quality properties leased to entertainment and entertainment-related business operators. The Company intends to achieve these objectives by continuing to execute the Growth Strategies, Operating Strategies and Capitalization Strategies described below:

GROWTH STRATEGIES

- Purchase additional properties pursuant to existing agreements between the Company and leading theatre operators.
- Enter into joint ventures with other developers or investors in real estate.
- Develop or acquire additional megaplex theatre properties and lease those properties to qualified theatre exhibitors.
- Develop or acquire, and lease to qualified operators or master tenants, entertainment-themed retail centers ("ETRCs") and single-tenant, out-of-home, location-based entertainment and entertainment-related properties.

FUTURE PROPERTIES. The Company intends to pursue acquisitions of high-quality entertainment related properties from operators with a strong market presence. Pursuant to agreements with AMCE, Muvico and Real Estate Innovations LLC, the Company has the right to acquire and lease back to the operator a number of existing and future megaplex theatre properties. See "Tenants and Leases" and "Additional Property Acquisitions" in Item 2 -- "Properties" for a discussion of these agreements.

OPERATING STRATEGIES
- Purchase single-tenant properties supported by long-term leases or multi-tenant properties that are substantially leased to minimize the risks inherent in initial leasing.
- Structure leases, where possible, on a triple-net or similar basis under which the tenants bear substantially all operational expenses connected with the properties.
- Structure leases for contractual increases in rent and/or percentage rent based upon a percentage of a tenant's gross sales over a pre-determined level.
- Develop and maintain long-term working relationships with theatre, restaurant, retail and other entertainment-related business operators and developers.
- Diversify the Company's asset base by property type, geographic location and tenant.

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

PORTFOLIO DIVERSIFICATION. The Company will endeavor to further diversify its asset base by property type, geographic location and tenant. In pursuing this diversification strategy, the Company will target theatre, restaurant, retail and other entertainment-related business operators which management views as leaders in their market segments and which have the financial strength to compete effectively and perform under their leases with the Company.

CAPITALIZATION STRATEGIES
-     Employ leverage to fund additional acquisitions.
- Pursue joint venture opportunities and other arrangements to fund additional property acquisitions.
- Maintain a debt to total capitalization ratio consistent with prudent management and market expectations.
- Pay regular distributions and periodically increase distributions to shareholders to the extent expected increases in FFO and Cash Available for Distribution (net earnings plus depreciation and amortization minus capital expenditures and principal payments on indebtedness) are realized.

USE OF LEVERAGE; DEBT TO TOTAL CAPITALIZATION. The Company seeks to enhance shareholder return through the use of leverage (see "Risk Factors -- We must obtain new financing in order to grow" and "Liquidity and Capital Resources" and "Capital Requirements for Additional Acquisitions and Future Growth" in Item 7 -- "Management's Discussion and Analysis"). In addition, the Company may in the future seek to issue additional equity as circumstances warrant and opportunities to do so become available. The Company expects to maintain a debt to total capitalization ratio (i.e., total debt of the Company as a percentage of shareholder's equity plus total debt) of approximately 50%.

JOINT VENTURES. The Company will examine and pursue potential joint venture opportunities with institutional investors or developers if they are considered to add value to the shareholders. The Company may employ higher leverage in joint ventures (See "Risk Factors -- Joint Ventures may limit flexibility with jointly held investments").

PAYMENT OF REGULAR DISTRIBUTIONS. The Company has paid and expects to continue paying quarterly dividend distributions to its shareholders. Among the factors the Board of Trustees considers in setting the distribution rate are the Company's results of operations, including FFO per Share, and the Company's Cash Available for Distribution. The Company expects to periodically increase distributions as FFO and Cash Available for Distribution increase and as other considerations and factors warrant. See "Risk Factors -- We cannot assure you we will continue paying dividends at historical rates" in Item 7 of this Form 10-K.

COMPETITION
The Company competes for real estate financing opportunities with other companies that invest in real estate, as well as traditional financial sources such as banks and insurance companies. While the Company was the first publicly traded REIT formed to specialize in entertainment-themed properties, other REITs may seek to finance entertainment properties as new megaplex theatres, ETRCs and related restaurant and retail properties are developed.

EMPLOYEES
As of December 31, 2000, the Company had six full time employees.

RISK FACTORS

There are many factors that can affect our future business, financial performance or share price. Some of these are beyond our control. Here is a brief description of some of the important factors, which could cause our future business, operating results, financial condition or share price to be materially different than our expectations. This discussion includes a number of forward-looking statements. You should refer to the description of the qualifications and limitations on forward-looking statements on page 15 of this report.

          Risks That May Impact Our Financial Condition or Performance

WE COULD BE ADVERSELY AFFECTED BY A TENANT'S BANKRUPTCY
If a tenant becomes bankrupt or insolvent, that could diminish the income we expect from that tenants leases. We may not be able to evict a tenant solely because of its bankruptcy. On the other hand, a bankruptcy court might authorize the tenant to terminate its leases with us. If that happens, our claim against the bankrupt tenant for unpaid future rent would be subject to statutory limitations that might be substantially less than the remaining rent owed under the leases. In addition, any claim we have for unpaid past rent would likely not be paid in full.

The development of megaplex movie theatres has rendered many older multiplex theatres obsolete. To the extent our tenants own a substantial number of multiplexes, they may be required to take significant charges against earnings resulting from this obsolescence. Megaplex theatre operators could also be adversely affected by any overbuilding of megaplex theatres in their markets and the cost of financing, building and leasing megaplex theatres. During 2000, we believe these trends and other events had an adverse impact on the movie theatre exhibition industry as a whole.

During 2000, several movie exhibition companies filed for reorganization under bankruptcy protection, including one of our tenants, Edwards Theatres. Although our two leases with Edwards have been affirmed in the bankruptcy process and we did not suffer any loss of rental income, if any other of our tenants should file for bankruptcy, or otherwise default on a lease, our ability to recover our investment in the property would be uncertain.

OPERATING RISKS IN THE ENTERTAINMENT INDUSTRY MAY AFFECT THE ABILITY OF OUR TENANTS TO PERFORM UNDER THEIR LEASES
The ability of our tenants to operate successfully in the entertainment industry and remain current on their lease obligations depends on a number of factors, including the availability and popularity of motion pictures, the performance of those pictures in tenants' markets, the allocation of popular pictures to tenants and the terms on which the pictures are licensed. Neither we, nor our tenants control the operations of motion picture distributors. Megaplex theatres represent a greater capital investment, and generate higher rents, than the previous generation of multiplex theatres. For this reason, the ability of our tenants to operate profitably and perform under their leases could be dependent on their ability to generate higher revenues per screen than multiplex theatres typically produce.

The success of "out-of-home" entertainment venues such as megaplex theatres and entertainment-themed retail centers also depends on general economic conditions and the willingness of consumers to spend time and money on out-of-home entertainment.

A SINGLE TENANT REPRESENTS A SUBSTANTIAL PORTION OF OUR LEASE REVENUES Approximately 69% of our megaplex theatre properties are leased to AMC, one of the nation's largest movie exhibition companies. AMCE has guaranteed AMC's performance under the leases. We have diversified and expect to continue to diversify our real estate portfolio by entering into lease transactions with a number of other leading theatre operators. Nevertheless, our revenues and our continuing ability to pay shareholder dividends remain substantially dependent on AMC's performance under its leases and AMCE's performance under its guaranty. We believe AMC occupies a stronger position when compared with other theatre operators and we intend to continue acquiring and leasing back AMC theatres. However, if for any reason AMC failed to perform under its lease obligations and AMCE did not perform under its guaranty, we could be required to reduce or suspend our shareholder dividends and may not have sufficient funds to support operations until substitute tenants are obtained. If that happened, we cannot predict when or whether we could obtain substitute quality tenants on acceptable terms. Peter
C. Brown, the Chairman of our Board of Trustees, is Chairman of AMCE. Mr. Brown does not participate in discussions with AMC regarding acquisition or lease terms.


THERE IS RISK IN USING DEBT TO FUND PROPERTY ACQUISITIONS We have used leverage to acquire properties and expect to continue to do so in the future. Although the use of leverage is common in the real estate industry, our use of debt to acquire properties does expose us to some risks. If a significant number of our tenants fail to make their lease payments and we don't have sufficient cash to pay principal and interest on the debt, the debt could go into default. Our debt financing is secured by mortgages on most of our properties. If we fail to meet our mortgage payments, the lenders could declare a default and foreclose on those properties. Although it has been our policy that total debt represent approximately 50% of our total capitalization, we may utilize higher leverage in the future if we believe it is reasonable to do so.

A PORTION OF OUR SECURED DEBT HAS "HYPER-AMORTIZATION" PROVISIONS WHICH MAY REQUIRE US TO REFINANCE THE DEBT OR SELL THE PROPERTIES SECURING THE DEBT PRIOR TO MATURITY
As of December 31, 2000, we had approximately $102 million outstanding under secured mortgage arrangements, which contain "hyper-amortization" features, in which the principal payment schedule is rapidly accelerated, and our principal payments are substantially increased, after a period of time but prior to the maturity date of the loan. We undertook this debt on the assumption that we can refinance the debt when these hyper-amortization payments become due. If we cannot obtain acceptable refinancing at the appropriate time, the hyper-amortization payments will require substantially all of the revenues from those properties securing the debt to be applied to the debt repayment.

WE MUST OBTAIN NEW FINANCING IN ORDER TO GROW
As a REIT, we are required to distribute at least 95% of our net income to shareholders in the form of dividends. Effective January 1, 2001, this requirement falls to 90% of our net income. This means we are limited in our ability to use internal capital to acquire properties and must continually raise new capital in order to continue to grow and diversify our real estate portfolio. Our ability to raise new capital depends in part on factors beyond our control, including conditions in equity and credit markets, conditions in the cinema exhibition industry and the performance of real estate investment trusts generally. Our ability to raise cash by selling new shares to the public has been limited by covenants in our loan agreements and our share price, although our share price has increased during the first quarter of 2001 and the loan agreements with the restrictive covenants have been refinanced. We continually consider and evaluate a variety of potential transactions to raise additional capital, but we cannot assure that attractive alternatives will always be available to us, nor that our share price will increase or remain at a level that will permit us to raise equity capital privately or publicly.

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

      RISKS THAT APPLY TO OUR REAL ESTATE BUSINESS

THERE ARE RISKS ASSOCIATED WITH OWNING AND LEASING REAL ESTATE
Although our lease terms obligate the tenants to bear substantially all of the costs of operating the properties, investing in real estate involves a number of risks, including:

     - The risk that tenants will not perform under their leases, reducing our income from the leases or requiring us to assume the cost of performing obligations (such as taxes, insurance and maintenance) that are the tenant's responsibility under the lease
     - The risk that changes in economic conditions or real estate markets may adversely affect the value of our properties
     - The risk that local conditions (such as oversupply of megaplex theatres or other entertainment-related properties) could adversely affect the value of our properties
     -   We may not always be able to lease properties at favorable rates
     - We may not always be able to sell a property when we desire to do so at a favorable price
     - Changes in tax, zoning or other laws could make properties less attractive or less profitable

If a tenant fails to perform on its lease covenants, that would not excuse us from meeting any debt obligation secured by the property and could require us to fund reserves in favor of our lenders, thereby reducing funds available for payment of dividends. We cannot be assured that tenants will elect to renew their leases when the terms expire. If a tenant does not renew its lease or if a tenant defaults on its lease obligations, there is no assurance we could obtain a substitute tenant on acceptable terms. If we cannot obtain another quality movie exhibitor to lease a megaplex theatre property, we may be required to modify the property for a different use, which may involve a significant capital expenditure.

SOME POTENTIAL LOSSES ARE NOT COVERED BY INSURANCE
Our leases require the tenants to carry comprehensive liability, casualty, workers' compensation, extended coverage and rental loss insurance on our properties. We believe the required coverage is of the type, and amount, customarily obtained by an owner of similar properties. We believe all of our properties are adequately insured. However, there are some types of losses, such as catastrophic acts of nature, for which we or our tenants cannot obtain insurance at an acceptable cost. If there is an uninsured loss or a loss in excess of insurance limits, we could lose both the revenues generated by the affected property and the capital we have invested in the property. We would, however, remain obligated to repay any mortgage indebtedness or other obligations related to the property.

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

POTENTIAL LIABILITY FOR ENVIRONMENTAL CONTAMINATION COULD RESULT IN SUBSTANTIAL COSTS
Under federal, state and local environmental laws, we may be required to investigate and clean up any release of hazardous or toxic substances or petroleum products at our properties, regardless of our knowledge or actual responsibility, simply because of our current or past ownership of the real estate. If unidentified environmental problems arise, we may have to make substantial payments, which could adversely affect our cash flow and our ability to make distributions to our shareholders. This is so because:

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

These costs could be substantial and in extreme cases could exceed the value of the contaminated property. The presence of hazardous substances or petroleum products or the failure to properly remediate contamination may adversely affect our ability to borrow against, sell or lease an affected property. In addition, some environmental laws create liens on contaminated sites in favor of the government for damages and costs it incurs in connection with a contamination.

Our leases require the tenants to operate the properties in compliance with environmental laws and to indemnify us against environmental liability arising from the operation of the properties. We believe all of our properties are in material compliance with environmental laws. However, we could be subject to strict liability under environmental laws because we own the properties. There is also a risk that tenants may not satisfy their environmental compliance and indemnification obligations under the leases. Any of these events could substantially increase our cost of operations, require us to fund environmental indemnities in favor of our lenders and reduce our ability to service our debt and pay dividends to shareholders.

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

MARKET PRICES FOR OUR SHARES MAY BE AFFECTED BY PERCEPTIONS ABOUT THE FINANCIAL HEALTH OR SHARE VALUE OF OUR TENANTS OR THE PERFORMANCE OF REIT STOCKS GENERALLY.
To the extent any of our tenants or other movie exhibitors report losses or slower earnings growth or take charges against earnings resulting from the obsolescence of multiplex theatres, the market price for our shares could be adversely affected. The market price for our shares could also be affected by any weakness in movie exhibitor stocks generally. We believe these trends had an adverse impact on our share price in 2000 and could have an adverse impact in the future if those trends persist in the cinema exhibition industry.

LIMITS ON CHANGES IN CONTROL MAY DISCOURAGE TAKEOVER ATTEMPTS WHICH MAY BE BENEFICIAL TO OUR SHAREHOLDERS
There are a number of provisions in our Declaration of Trust, Maryland law and agreements we have with others, which could make it more difficult for a party to make a tender offer for our shares or complete a takeover of EPR, which is not approved by our Board of Trustees. These include:

     -   A staggered Board of Trustees that can be increased in number
     - A limit on beneficial ownership of our shares, which acts as a defense against a hostile takeover or acquisition of a significant or controlling interest in addition to preserving our REIT status
     - The ability of the Board of Trustees to issue preferred shares or reclassify preferred or common shares without shareholder approval
     -   Limits on the ability of shareholders to remove trustees without cause

     - Requirements for advance notice of shareholder proposals at annual shareholder meetings
     - Provisions of Maryland law restricting business combinations and control share acquisitions not approved by the Board of Trustees
     - AMCE's ability to terminate a Right to Purchase Agreement for additional megaplex theatre properties if there is a change in control of EPR
     - Provisions of Maryland law limiting a court's ability to scrutinize the trustees' exercise of their business judgment in the event of a hostile takeover
     - Provisions in loan or joint venture agreements putting EPR in default upon a change in control
     - Provisions of employment agreements with our officers calling for share purchase loan forgiveness upon a hostile change in control

Any or all of these provisions could delay or prevent a change in control of EPR, even if the change was in our shareholders' interest or offered a greater return to our shareholders.

ITEM 2. PROPERTIES

As of December 31, 2000, the Company's real estate portfolio consisted of 26 megaplex theatre properties (including joint ventures), one entertainment-themed retail center ("ETRC"), and six restaurant locations. Except as otherwise noted, all of the real estate investments listed below are owned or ground leased directly by the Company. The following table lists the Company's properties, their locations, acquisition dates, number of theatre screens, number of seats, gross square footage, and the tenant.

                                                                                      Building
                                                   Acquisition                         (gross
Property                       Location                Date      Screens    Seats       sq. ft)           Tenant
--------                       --------            -----------   -------    -----     ---------           ------
MEGAPLEX THEATRE PROPERTIES
---------------------------
Grand 24 (3)                   Dallas, TX              11/97       24        5,067         98,175              AMC
Mission Valley 20 (1) (3)      San Diego, CA           11/97       20        4,361         84,352              AMC
Promenade 16 (3)               Los Angeles, CA         11/97       16        2,860        129,822              AMC
Ontario Mills 30 (3)           Los Angeles, CA         11/97       30        5,469        131,534              AMC
Lennox 24 (1) (3)              Columbus, OH            11/97       24        4,412         98,261              AMC
West Olive 16 (3)              St. Louis, MO           11/97       16        2,817         60,418              AMC
Studio 30 (3)                  Houston, TX             11/97       30        6,032        136,154              AMC
Huebner Oaks 24 (3)            San Antonio, TX         11/97       24        4,400         96,004              AMC
First Colony 24 (1)            Houston, TX             11/97       24        5,098        107,690              AMC
Oakview 24 (1)                 Omaha, NE               11/97       24        5,098        107,402              AMC
Leawood Town Center 20         Kansas City, MO         11/97       20        2,995         75,224              AMC
Gulf Pointe 30 (2)             Houston, TX              2/98       30        6,008        130,891              AMC
South Barrington 30            Chicago, IL              3/98       30        6,210        130,891              AMC
Cantera 30 (2) (6)             Chicago, IL              3/98       30        6,210        130,757              AMC
Mesquite 30 (2)                Dallas, TX               4/98       30        6,008        130,891              AMC
Hampton Town Center 24         Norfolk, VA              6/98       24        5,098        107,396              AMC
Raleigh Grand 16 (4)           Raleigh, NC              8/98       16        2,596         51,450     Consolidated
Pompano 18 (4)                 Pompano Beach, FL        8/98       18        3,424         73,637           Muvico
Paradise 24                    Davie, FL               11/98       24        4,180         96,497           Muvico
Boise Stadium (1) (4)          Boise, ID               12/98       20        4,734        140,300          Edwards
Aliso Veijo 20                 Los Angeles, CA         12/98       20        4,352         98,557          Edwards
Westminster 24 (5)             Westminster, CO          6/99       24        4,812        107,000              AMC
Woodridge 18 (2)               Woodridge, IL            6/99       18        4,343         80,600            Loews
Tampa Palms 20                 Tampa, FL                6/99       20        4,200         83,000           Muvico
Palm Promenade 24(1)           San Diego, CA            1/00       24        4,577         88,610              AMC

Crossroads 20                        Raleigh, NC              1/00       20        3,936         77,475       Consolidated
                                                                        ---      -------     ----------
      Subtotal Megaplex Theatres                                        600      119,297      2,652,988


OTHER PROPERTIES
Westminster Promenade (5)            Westminster, CO         10/98       --           --             --       Multi-Tenant
Pompano Kmart                        Pompano Beach, FL       11/98       --           --         80,540              Kmart
Nickels Restaurant                   Pompano Beach, FL       11/98       --           --          5,600            Nickels
On-The-Border                        Dallas, TX               1/99       --           --          6,580           Brinkers
Bennigan's                           Houston, TX              5/00       --           --          6,575              S & A
Bennigan's                           Dallas, TX               5/00       --           --          6,575              S & A
Texas Land & Cattle                  Houston, TX              5/00       --           --          6,600      Tx.C.C., Inc.
Roadhouse Grill                      Atlanta, GA              8/00       --           --          6,850    Roadhouse Grill
                                                                        ---      -------      ---------
         TOTAL                                                          600      119,297      2,772,308

(1) Third party ground leased property. Although the Company is the tenant under the ground leases and has assumed responsibility for performing the obligations thereunder, pursuant to the Leases, the theatre tenants are responsible for performing the Company's obligations under the ground leases.
(2) In addition to the theatre property itself, the Company has acquired land parcels adjacent to the theatre property, which the Company has or intends to ground lease or sell to restaurant or other entertainment themed operators.
(3)    Property is included as security for a $105 million mortgage facility.
(4)    Property is included as security for a $20 million mortgage facility.
(5)    Property is included in the Westminster ETRC joint venture.
(6)    Property is included in the Atlantic-EPR joint venture.

OFFICE LOCATION. The Company's executive office is located in Kansas City, Missouri and is leased from a third party landlord. The office occupies approximately 5,200 square feet with annual rentals of $107,856.

TENANTS AND LEASES
The Company's existing leases on megaplex theatres provide for aggregate annual rentals of approximately $51.6 million (on a consolidated basis, excluding joint ventures), or an average annual rental of approximately $2.2 million per property. The Leases have an average remaining base term lease life of 14 years and may be extended for predetermined extension terms at the option of the tenant. The Leases are typically triple-net leases that require the tenant to pay substantially all expenses associated with the operation of the Properties, including taxes, other governmental charges, insurance, utilities, service, maintenance and any ground lease payments.

ADDITIONAL PROPERTY ACQUISITIONS
The following table lists the megaplex theatre properties acquired during 2000:

  PROPERTY                      LOCATION                   OPERATOR                            SCREENS
  --------                      --------                   --------                            -------
  Palm Promenade 24             San Diego, CA              AMC                                      24
  Crossroads 20                 Raleigh, NC                Consolidated                             20

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

                                           Share Price
                                           -----------                    Declared
                                       High           Low               Distribution
                                       ----           ---               ------------
               2000
               ----
               Fourth Quarter          $12.25         $10.5625              $0.44
               Third Quarter           $14.625        $10.4375               0.44
               Second Quarter          $15.00         $12.50                 0.44
               First Quarter           $14.4375       $11.1275               0.44

               1999
               ----
               Fourth Quarter          $14.3125       $12.75                $0.42
               Third Quarter           $18.00         $14.625                0.42
               Second Quarter          $19.9375       $16.25                 0.42
               First Quarter           $17.4375       $15.625                0.42

               1998
               ----
               Fourth Quarter          $18.9375       $16.00                $0.40
               Third Quarter           $18.875        $14.00                 0.40
               Second Quarter          $19.8125       $18.25                 0.40
               First Quarter           $20.00         $19.1875               0.40

At March 26, 2001, there were approximately 7,174 holders of record of the Company's Shares.

The Company declared quarterly distributions to shareholders aggregating $1.76 per Share in 2000 and $1.68 per Share in 1999.

On March 14, 2001, the Company declared a dividend of $0.45 per Share for the first quarter of 2001, payable April 17, 2001 to shareholders of record as of March 30, 2001.

While the Company intends to continue paying regular quarterly dividends, future dividend declarations will be at the discretion of the Board of Trustees and will depend on the actual cash flow of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and other factors the Board of Trustees deems relevant. The actual cash flow available to pay dividends may be affected by a number of factors, including the revenues received from rental properties, the operating expenses of the Company, interest expense on Company borrowings, the ability of lessees to meet their obligations to the Company and any unanticipated capital expenditures (See "Liquidity and Capital Resources" in Item 7 -- "Management's Discussion and Analysis").

ITEM 6. SELECTED FINANCIAL DATA

                                                         Year Ended     Year Ended       Year Ended       Period Ended
                                                        December 31,   December 31,     December 31,      December 31,
                                                            2000           1999             1998              1997
                                                        ------------   ------------     ------------      ------------
     Rental revenue                                       $53,287         $48,319           $35,031        $  1,887
     Income from joint venture                              2,104             333                --              --
                                                          -------         -------           -------        --------
      Total revenues                                       55,391          48,652            35,031           1,887


     Depreciation and amortization                         10,460           9,982             7,280             659

     Income from operations                                43,081          36,491            25,699             855

     Interest expense (income)                             18,909          13,278             6,461            (587)

     Net income                                            24,172          23,213            19,238           1,442

     Net income per common Share:
        Basic                                               $1.63           $1.60             $1.39           $0.10
        Diluted                                              1.63            1.60              1.39            0.10

     Weighted average number of common Shares
     outstanding
        Basic                                              14,786          14,516            13,802          13,800
        Diluted                                            14,810          14,552            13,880          13,860


     Funds from operations                                $34,909         $32,618           $26,213        $  2,101

     Cash dividends declared per common Share               $1.76           $1.68             $1.60           $0.18



                                                      December 31,     December 31,     December 31,      December 31,
                                                          2000             1999             1998              1997
                                                      ------------     ------------     ------------      ------------
     Net real estate investments                         $472,795        $478,706          $455,997        $213,812

     Total assets                                         513,534         516,291           464,371         259,488

     Dividends payable                                      6,479           6,273             5,545           2,495

     Long-term debt                                       244,547         238,737           206,037               0

     Total liabilities                                    252,915         249,904           215,809           8,262

     Shareholders' equity                                 260,619         266,387           248,562         251,226

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company included in this Annual Report on Form 10-K. The forward-looking statements included in this discussion and elsewhere in this Form 10-K involve risks and uncertainties, including anticipated financial performance, business prospects, industry trends, shareholder returns and other matters, which reflect management's best judgment based on factors currently known. Actual results and experience could differ materially from the anticipated results and other expectations expressed in the Company's forward-looking statements as a result of a number of factors, including but not limited to those discussed in this Item and in Item 1 "Business -- Risk Factors".

RESULTS OF OPERATIONS
This discussion of the results of operations compares the year ended December 31, 2000 with the year ended December 31, 1999 and the year ended December 31, 1999 with the year ended December 31, 1998.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

Total revenues increased $6.7 million, or 14%, to $55.4 million for the year ended December 31, 2000, as compared to $48.7 million for the year ended December 31, 1999. This increase resulted from the combined effect of (i) the acquisition of 2 properties in 2000 providing incremental revenues of $3.3 million, (ii) the full-year impact of 2 properties acquired in mid-1999 providing incremental revenues of $2.3 million, (iii) restaurant pad sites commencing operation in 2000 and rent adjustments as provided under some leases ($0.8 million), and (iv) the net impact of joint ventures (including the effect of non-consolidation) of $0.3 million.

General and administrative expense decreased $0.3 million to $1.9 million for the year ended December 31, 2000 as compared to $2.2 million for the year ended December 31, 1999. The decrease during 2000 was due primarily to reduced acquisition activity in 2000 and reductions in costs related to the closing of the Company's California office.

Depreciation and amortization expense increased $0.5 million to $10.5 million for the year ended December 31, 2000 as compared to $10.0 million for the year ended December 31, 1999. The increase was a result of additional property acquisitions during 2000 and 1999 as previously mentioned.

Net interest expense increased $5.6 million to $18.9 million for the year ended December 31, 2000, as compared to $13.3 million for the year ended December 31, 1999. The increase in interest expense during 2000 was primarily attributable to overall increases in market interest rates and increases in the spread costs of outstanding advances under the Company's $127 million Bank Credit Facility.

Net income for the year ended December 31, 2000 increased $1.0 million to $24.2 million or $1.63 per diluted Share. For the year ended December 31, 1999, net income was $23.2 million or $1.60 per diluted Share.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

Total revenues increased $13.6 million, or 39%, to $48.7 million for the year ended December 31, 1999, as compared to $35.0 million for the year ended December 31, 1998. This increase resulted from the combined effect of (i) the full year impact of 9 properties acquired in 1998 providing incremental revenues of $10.0 million, (ii) the acquisition of 3 properties in 1999 providing incremental revenues of $2.6 million, (iii) annual rent adjustments as provided under some leases ($0.7 million) and (iv) income from a joint venture formed in June 1999 ($0.3 million).

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

LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 2000, the Company had $5.9 million in cash and cash equivalents, secured mortgage indebtedness of approximately $125.5 million, and indebtedness of $119 million under the Bank Credit Facility. The $244.5 million aggregate principal amount of indebtedness had a weighted average interest rate of 8.2% as of December 31, 2000.

As of December 31, 2000, the Company had drawn $119 million under the Bank Credit Facility. The Bank Credit Facility was repaid and retired on February 14, 2001 upon completion and issuance of $125 million in mortgage debt secured by nine megaplex theatre properties. The Company is in the process of negotiating a new credit facility to be utilized to acquire additional entertainment properties, invest in joint ventures and to fund operations, if needed. (See "Risk Factors -- We must obtain new financing in order to grow").

The Company anticipates that its cash from operations will provide adequate liquidity to conduct its operations, fund administrative and operating costs and interest and principal payments on its debt, and allow distributions to the Company's shareholders and avoidance of corporate level federal income or excise tax in accordance with Internal Revenue Code requirements for qualification as a REIT.

CAPITAL REQUIREMENTS FOR ADDITIONAL ACQUISITIONS AND FUTURE GROWTH
The ability of the Company to continue to increase FFO and, thereby, increase distributions to its shareholders will depend on the Company's ability to grow its portfolio by making additional property acquisitions, which in turn will depend on the Company's continued access to additional financing in the capital markets.

As opportunities are presented for property acquisitions consistent with the Company's investment objectives, the Company intends to consider: (i) entering into joint ventures with other investors to acquire or develop properties, (ii) issuing Company securities in exchange for properties, and/or (iii) conducting a public offering or direct placement of the Company's securities designed to raise capital for acquisitions. There can be no assurance these objectives can be achieved (See "We must obtain new financing in order to grow", "Joint ventures may limit flexibility with jointly owned investments" and "Risks that may affect the market price of our Shares" under "Risk Factors").

FUNDS FROM OPERATIONS
The Company believes that to facilitate a clear understanding of the historical consolidated operating results, FFO should be examined in conjunction with net income as presented in the Consolidated Financial Statements. FFO is considered by management as an appropriate measure of the performance of an equity REIT because it is predicated on cash flow analysis, which management believes is more reflective of the value of real estate companies, such as the Company, rather than a measure predicated on net income, which includes non-cash expenses, such as depreciation. FFO is generally defined as net income plus certain non-cash items, primarily depreciation of real estate properties. The following table summarizes the Company's FFO for the years ended December 31, 2000 and December 31, 1999 (in thousands except per Share data):


                                                     Year ended                    Year ended
                                                  December 31, 2000             December 31, 1999
                                                  -----------------             -----------------
         Net Income                                    $24,172                      $  23,213
         Real estate depreciation                       10,737                          9,405
                                                       -------                      ---------
              FFO                                      $34,909                      $  32,618
                                                       =======                      =========

         Basic FFO per Share                           $  2.36                      $    2.25
                                                       =======                      =========
         Diluted FFO per Share                         $  2.36                      $    2.24
                                                       =======                      =========

INFLATION
Investments by the Company are financed with a combination of equity and secured mortgage indebtedness. During inflationary periods, which are generally accompanied by rising interest rates, the Company's ability to grow may be adversely affected because the yield on new investments may increase at a slower rate than new borrowing costs.

All of the Company's megaplex theatre leases provide for base and participating rent features. To the extent inflation causes tenant revenues at the Company's properties to increase over baseline amounts, the Company would participate in those revenue increases through its right to receive annual percentage rent. The Company's leases also provide for escalation in base rents in the event of increases in the Consumer Price Index, with a limit of 2% per annum, or fixed periodic increases.

All of the Company's theatre leases are triple-net leases requiring the lessees to pay substantially all expenses associated with the operation of the properties, thereby minimizing the Company's exposure to increases in costs and operating expenses resulting from inflation.

FORWARD LOOKING INFORMATION
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

WITH THE EXCEPTION OF HISTORICAL INFORMATION, THIS REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS AS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND IDENTIFIED BY SUCH WORDS AS "WILL BE," "INTEND," "CONTINUE," "BELIEVE," "MAY," "EXPECT," "HOPE," "ANTICIPATE," "GOAL," "FORECAST," OR OTHER COMPARABLE TERMS. THE COMPANY'S ACTUAL FINANCIAL CONDITION, RESULTS OF OPERATIONS OR BUSINESS MAY VARY MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD LOOKING STATEMENTS AND INVOLVE VARIOUS RISKS AND UNCERTAINTIES, INCLUDING BUT NOT LIMITED TO THOSE DISCUSSED UNDER "BUSINESS -- RISK FACTORS." INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY FORWARD-LOOKING STATEMENTS.

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

The following table presents the principal amounts, weighted average interest rates, and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes as of December 31:

                        Expected Maturities (in millions)

             DECEMBER 31, 2000                       2001            2002           2003    Thereafter
             -----------------                       ----            ----           ----    ----------
             Fixed rate debt                         $4.8            $1.6           $1.8        $117.3
             Average interest rate                   7.0%            7.0%           7.0%          7.0%

             Variable rate debt                      $119             $--            $--           $--
             Average interest rate
             (as of December 31, 2000)               9.5%              --             --            --

             DECEMBER 31, 1999                       2000            2001           2002    Thereafter
             -----------------                       ----            ----           ----    ----------
             Fixed rate debt                         $1.2            $4.6           $1.4         $99.5
             Average interest rate                   6.8%            6.8%           6.8%          6.8%

             Variable rate debt                       $--          $132.0            $--           $--
             Average interest rate
             (as of December 31, 1999)                 --            7.2%             --            --

On February 14, 2001, the Company completed the issuance of $125 million in mortgage financing secured by nine megaplex theatre properties, with a maturity date of March 2006. The proceeds from the financing were used to repay the $119 million in loans outstanding under the Bank Credit Facility.

As the table incorporates only those exposures that existed as of December 31, 2000, it does not consider exposures or positions that could arise after that date.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                         Entertainment Properties Trust


                                    CONTENTS
Report of Independent Auditors......................................  18


Audited Financial Statements

Consolidated Balance Sheets ........................................  19
Consolidated Statements of Income ..................................  20
Consolidated Statements of Changes in Shareholders' Equity .........  21
Consolidated Statements of Cash Flows ..............................  22
Notes to Consolidated Financial Statements .........................  23


Financial Statement Schedule

Schedule III - Real Estate and Accumulated Depreciation ............  31

                         Report of Independent Auditors

The Board of Trustees
Entertainment Properties Trust

We have audited the accompanying consolidated balance sheets of Entertainment Properties Trust (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at
Item 14(d). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Entertainment Properties Trust at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                               Ernst & Young LLP

Kansas City, Missouri
January 19, 2001

                         Entertainment Properties Trust
                           Consolidated Balance Sheets
                 (In thousands except share and per share data)

                                                                    DECEMBER 31
                                                             -----------------------
                                                                2000          1999
                                                             ---------     ---------
ASSETS
Rental properties, net                                       $ 460,537     $ 466,406
Land held for development                                       12,258        12,300
Investment in joint ventures                                    27,391         9,117
Cash and cash equivalents                                        5,948        22,265
Notes receivable                                                   434           406
Other assets                                                     6,966         5,797
                                                             ---------     ---------
Total assets                                                 $ 513,534     $ 516,291
                                                             =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Accounts payable and accrued liabilities                   $   1,499     $   1,538
  Dividends payable                                              6,479         6,273
  Unearned rents                                                   390         3,356
  Long-term debt                                               244,547       238,737
                                                             ---------     ---------
Total liabilities                                              252,915       249,904

Commitments and contingencies                                       --            --

Shareholders' equity
  Common shares, $.01 par value; 50,000,000 shares
   authorized; 15,195,926 and 15,091,051 shares issued in
   2000 and 1999, respectively                                     152           151
  Preferred shares, $.01 par value; 5,000,000 shares
     authorized;  no shares issued or outstanding                   --            --
  Additional paid-in-capital                                   278,574       277,126
  Treasury stock, at cost: 472,200 and 155,200 shares in
     2000 and 1999, respectively                                (6,533)       (2,136)
  Loans to shareholders                                         (3,525)       (2,400)
  Non-vested shares                                               (575)         (805)
  Distributions in excess of net income                         (7,474)       (5,549)
                                                             ---------     ---------
Shareholders' equity                                           260,619       266,387
                                                             ---------     ---------
Total liabilities and shareholders' equity                   $ 513,534     $ 516,291
                                                             =========     =========

See accompanying notes.

                         Entertainment Properties Trust
                        Consolidated Statements of Income
                      (In thousands except per share data)


                                                     YEAR ENDED DECEMBER 31,
                                                  2000       1999       1998
                                                 -------    -------    -------
Rental revenue                                   $53,287    $48,319    $35,031
Income from joint venture                          2,104        333         --
                                                 -------    -------    -------
Total revenue                                     55,391     48,652     35,031


General and administrative expense                 1,850      2,179      2,052
Depreciation and amortization                     10,460      9,982      7,280
                                                 -------    -------    -------
Income from operations                            43,081     36,491     25,699

Interest expense                                  18,909     13,278      6,461
                                                 -------    -------    -------

Net income                                       $24,172    $23,213    $19,238
                                                 =======    =======    =======


Basic and diluted net income per common share    $  1.63    $  1.60    $  1.39
                                                 =======    =======    =======

Shares used for computation:
   Basic                                          14,786     14,516     13,802
   Diluted                                        14,810     14,552     13,880

      See accompanying notes.

                         ENTERTAINMENT PROPERTIES TRUST
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (In thousands)

                                    COMMON        ADDITIONAL                                      DISTRIBUTIONS
                                    STOCK          PAID-IN     TREASURY    LOANS TO    NON-VESTED  IN EXCESS OF
                                SHARES    PAR      CAPITAL       STOCK   SHAREHOLDERS    SHARES     NET INCOME      TOTAL
                                -------------------------------------------------------------------------------------------
Balance at December 31, 1997    13,860    $139    $ 255,720     $    --     $(2,400)    $ (1,180)    $ (1,053)    $ 251,226
Issuance of common stock             2      --           36          --          --           --           --            36
Amortization of stock grant                 --           --          --          --          240           --           240
Net income                                  --           --          --          --          --        19,238        19,238
Dividends to common
  shareholders
  ($1.60 per share)                         --           --          --          --           --      (22,178)      (22,178)
                                -------------------------------------------------------------------------------------------
Balance at December 31, 1998    13,862     139      255,756          --      (2,400)        (940)      (3,993)      248,562
Issuance of common stock         1,200      12       20,905          --          --           --           --        20,917
Shares issued to Directors           3      --           54          --          --           --           --            54
Issuance of stock grant             18      --          298          --          --         (238)          --            60
Amortization of stock grant                 --           --          --          --          373           --           373
Net income                                  --           --          --          --           --       23,213        23,213
Shares issued through                                                --          --           --           --
  Dividend Reinvestment Plan         8      --          113                                                             113
Purchase of treasury stock                  --           --      (2,136)         --           --           --        (2,136)
Dividends to common                         --
  shareholders
  ($1.68 per share)                                      --          --          --           --      (24,769)      (24,769)
                                -------------------------------------------------------------------------------------------
Balance at December 31, 1999    15,091     151      277,126      (2,136)     (2,400)        (805)      (5,549)      266,387
Loans to officers                   80       1        1,124          --      (1,125)          --           --            --
Issuance of stock grant             21      --          265          --          --         (220)          --            45
Amortization of stock grant         --      --           --          --          --          450           --           450
Net income                          --      --           --          --          --           --       24,172        24,172
Purchase of treasury stock          --      --           --      (4,397)         --           --           --        (4,397)
Shares issued to Directors           4      --           59          --          --           --           --            59
Dividends to common
  shareholders
  ($1.76 per share)                                      --          --          --           --      (26,097)      (26,097)
                                -------------------------------------------------------------------------------------------
Balance at December 31, 2000    15,196    $152    $ 278,574     $(6,533)    $(3,525)    $   (575)    $ (7,474)    $ 260,619
                                ===========================================================================================

See accompanying notes

                         Entertainment Properties Trust
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                   YEAR ENDED DECEMBER 31,
                                                              2000         1999          1998
                                                              ----         ----          ----
OPERATING ACTIVITIES
Net income                                                  $ 24,172     $ 23,213     $  19,238
Adjustments to reconcile net income to net cash
   provided by operating activities
    Depreciation and amortization                             10,460        9,982         7,280
    Compensation pertaining to common shares
       issued to trustees and employees                          104          114            36
    Increase in other assets                                  (1,253)        (374)       (5,642)
    (Decrease) increase in other liabilities                     165          318        (2,826)
    (Decrease) increase in unearned rent                      (2,966)         195         1,286
                                                            --------     --------     ---------
Net cash provided by operating activities                     30,682       33,448        19,372

INVESTING ACTIVITIES
Acquisition of rental properties                             (37,027)     (36,741)     (231,511)
Net proceeds from contribution of rental properties
     to joint venture                                         13,867           --            --
Proceeds from sale of equity interest in joint venture         1,428           --            --
Acquisition of development properties                           (789)      (4,490)      (17,649)
                                                            --------     --------     ---------
Net cash used in investing activities                        (22,521)     (41,231)     (249,160)

FINANCING ACTIVITIES
Issuance of common shares, net of costs                           --       21,029            --
Proceeds from long-term debt                                  20,175       34,000       206,459
Principal payments on long-term debt                         (14,365)      (1,145)         (422)
Purchase of treasury stock                                    (4,397)      (2,136)           --
Distribution to shareholders                                 (25,891)     (24,041)      (19,128)
                                                            --------     --------     ---------
Net cash provided by (used in) financing activities          (24,478)      27,707       186,909
                                                            --------     --------     ---------

Net increase (decrease) in cash
   and cash equivalents                                      (16,317)      19,924       (42,879)
Cash and cash equivalents at beginning of period              22,265        2,341        45,220
                                                            --------     --------     ---------
Cash and cash equivalents at end of period                  $  5,948     $ 22,265     $   2,341
                                                            ========     ========     =========

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITY
Declaration of dividend to common shareholders              $  6,479     $  6,273     $   5,545
                                                            ========     ========     =========
Transfer of land held for development to rental property    $    831     $    722     $      --
                                                            ========     ========     =========
Contribution of rental properties to joint ventures         $ 33,568     $  8,658     $      --
                                                            ========     ========     =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                      $ 18,048     $ 14,229     $   5,738
                                                            ========     ========     =========

See accompanying notes

                         Entertainment Properties Trust
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998

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

                         Entertainment Properties Trust
             Notes to Consolidated Financial Statements (continued)

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES
The Company operates in a manner intended to enable it to qualify as a REIT under the Internal Revenue Code (the Code). A REIT which distributes at least 95% of its taxable income to its shareholders each year and which meets certain other conditions is not taxed on that portion of its taxable income, which is distributed to its shareholders. The Company intends to continue to qualify as a REIT and distribute substantially all of its taxable income to its shareholders. Accordingly, no provision has been made for income taxes.

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

CONCENTRATION OF RISK
American Multi-Cinema, Inc. (AMC) is the lessee of a substantial portion of the rental properties held by the Company at December 31, 2000 as a result of a series of sale leaseback transactions pertaining to a number of AMC megaplex theatres. A substantial portion of the Company's revenues, and its ability to make distributions to its shareholders, will depend on rental payments by AMC under the leases, or its parent, AMC Entertainment, Inc. (AMCE), as the guarantor of AMC's obligations under the leases.

RECENTLY ISSUED ACCOUNTING STANDARD
In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted on January 1, 2001. Management has stated that the adoption of the new statement has not had a significant effect on earnings or the financial position of the Company.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instrument presented as of December 31, 2000 and 1999.

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Cash and cash equivalents: The carrying amount of cash and cash equivalents approximates fair value due to the short term maturities of these financial instruments.

     Long term debt: The fair value of long-term debt at December 31, 2000 and 1999, which is estimated as the present value of future cash flows, discounted at market interest rates of debt instruments with similar terms and remaining maturities, approximates its carrying value.

                         Entertainment Properties Trust
             Notes to Consolidated Financial Statements (continued)

CASH EQUIVALENTS
Cash equivalents include demand deposits and shares of a money market mutual fund for which cost approximates market value.

3. RENTAL PROPERTIES

The following table summarizes the carrying amounts of rental properties as of December 31, 2000, 1999 and 1998 (in thousands);


                                       2000          1999          1998
                                    ---------     ---------     ---------
      Buildings and improvements    $ 400,183     $ 396,779     $ 368,429
      Land                             83,874        84,432        77,553
                                    ---------     ---------     ---------
                                      484,057       481,211       445,982
      Accumulated depreciation        (23,520)      (14,805)       (7,634)
                                    ---------     ---------     ---------
      Total                         $ 460,537     $ 466,406     $ 438,348
                                    =========     =========     =========

Depreciation expense on rental properties was $10.2 million, $9.4 million and $7.0 for the years ended December 31, 2000, 1999 and 1998, respectively.

4. REAL ESTATE JOINT VENTURES

On May 11, 2000, the Company completed the formation of a joint venture with Atlantic of Hamburg, Germany ("Atlantic"), whereby the Company contributed the AMC Cantera theatre with a carrying value of $33.5 million in exchange for cash proceeds from mortgage financing of $17.85 million and a 100% interest in the venture. The Company subsequently sold to Atlantic an 8% initial interest in exchange for $1.4 million in cash. It is expected that Atlantic will acquire up to an additional 72% interest in the joint venture by selling securities to investors, with the proceeds of those sales to be contributed to the venture and then paid to the Company in reduction of its interest. The Company accounts for its investment in the real estate joint venture under the equity method of accounting as it's majority ownership is deemed to be temporary.

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

5. OPERATING LEASES

The Company's rental properties are leased under operating leases with expiration dates ranging from 13 to 20 years. Future minimum rentals on non-cancelable tenant leases at December 31, 2000 are as follows (in thousands):

      2001                    $55,958
      2002                     55,697
      2003                     55,697

                         Entertainment Properties Trust
             Notes to Consolidated Financial Statements (continued)

      2004                      55,697
      2005                      56,556
      Thereafter               520,433
                              --------
                              $800,038
                              ========

6. LONG TERM DEBT

Long term debt at December 31 consists of the following (in thousands):

                                                           2000        1999
                                                         --------    --------
Mortgage note payable, 6.77%, due July 11, 2008          $102,262    $103,433
Mortgage note payable, 8.18%, due February 1, 2005       $ 19,981          --
Revolving line of credit, Libor plus 275 basis points
  (9.50% at December 31, 2000), due March 2, 2001         119,000     132,000
Mortgage note payable, 7.00%, due December 28, 2001         3,304       3,304
                                                         --------    --------
  Total                                                  $244,547    $238,737
                                                         ========    ========


The Company's mortgage note payable due July 11, 2008 is collateralized by eight megaplex theatre properties, which had a net book value of approximately $154.5 million at December 31, 2000.

The Company's mortgage note payable due February 1, 2005 is collateralized by three megaplex theatre properties, which had a net book value of approximately $42.4 million at December 31, 2000.

The Company's mortgage note payable due December 28, 2001 is collateralized by three undeveloped land parcels, which had a net book value of approximately $4.9 million at December 31, 2000.

The Company's revolving line of credit provides for borrowing up to $127 million. Amounts available under this line of credit at December 31, 2000 totaled $8 million. Payments due on long term debt subsequent to December 31, 2000 are as follows (in thousands):

                              2001                           $123,843
                              2002                              1,651
                              2003                              1,773
                              2004                              1,879
                              2005                             20,542
                              Thereafter                       94,859
                                                             --------
                              Total                          $244,547
                                                             ========


7. SHARE INCENTIVE PLAN

The Company maintains a Share Incentive Plan (the Plan) under which options to purchase up to 1,500,000 of the Company's common Shares, subject to adjustment in the event of certain corporate events, may be granted. These options provide the right to purchase Shares at a price not less than the fair

                         Entertainment Properties Trust
             Notes to Consolidated Financial Statements (continued)


market value of the Shares at the date of grant. The options may be granted for any reasonable term, not to exceed 10 years.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for the periods ended December 31, 2000, 1999 and 1998, respectively: risk-free interest rate of 5.0%, 5.0% and 4.7%, dividend yield of 8%, volatility factors of the expected market price of the Company's common Shares of 0.35, 0.18 and 0.37 and an expected life of the options of eight years.

For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. The Company's pro forma information for each of the years ended December 31, 2000, 1999 and 1998 is as follows (in thousands except for earnings per Share information):

                                            2000              1999             1998
                                            ----              ----             ----
Net income:
   As reported                             $24,172          $23,213           $19,238
   Pro forma                                24,041           23,174            19,231

Basic earnings per Share:
   As reported                              $1.63            $1.60             $1.39
   Pro forma                                 1.63             1.59              1.39

A summary of the Company's stock option activity and related information is as follows:

                                                                                       WEIGHTED
                                                                                        AVERAGE
                                                      NUMBER OF       OPTIONS PRICE    EXERCISE
                                                       SHARES           PER SHARE        PRICE      EXERCISABLE
                                                      ---------       -------------    ---------    -----------
Outstanding at December 31, 1997                        90,000            $20.00        $20.00           --
              Exercised                                  --                 $--         $   --
              Granted                                  135,999        $14.81-$19.50     $17.97
              Canceled/Expired                         (25,000)           $19.50        $19.50
                                                       -------
Outstanding at December 31, 1998                       200,999        $14.81-$20.00     $18.69          42,000
              Exercised                                  --                 $--         $   --
              Granted                                    9,999            $19.12        $19.12
              Canceled/Expired                           --                 $--         $   --
                                                       -------
Outstanding at December 31, 1999                       210,998        $14.81-$20.00     $18.71          84,199
              Exercised                                  --                 $--         $   --
              Granted                                  240,000            $14.13        $14.13
              Canceled/Expired                          43,000        $19.50-$20.00     $19.97
                                                       -------
Outstanding at December 31, 2000                       407,998        $14.13-$20.00     $15.88         101,198

                         Entertainment Properties Trust
             Notes to Consolidated Financial Statements (continued)


The following table summarizes outstanding and exercisable options at December 31, 2000:

                                      OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                                 -----------------------------         ----------------------------------------
                                                      WEIGHTED-                                      WEIGHTED-
                                                       AVERAGE                                        AVERAGE
                                   NUMBER             EXERCISE            NUMBER                     EXERCISE
EXERCISE PRICES                  OUTSTANDING            PRICE          OUTSTANDING                     PRICE
---------------------------------------------------------------        ----------------------------------------
       $14.13                       240,000            $14.13                --                          --
       $14.81                        30,000            $14.81             12,000                      $14.81
       $18.19                        50,000            $18.19             20,000                      $18.19
       $19.12                         9,999            $19.12              9,999                      $19.12
       $19.31                         9,999            $19.31              9,999                      $19.31
       $19.50                        18,000            $19.50              7,200                      $19.50
       $20.00                        50,000            $20.00             42,000                      $20.00

During 2000 and 1999, the Company issued 20,694 and 18,044, respectively restricted Shares for bonus compensation to executives and other employees of the Company. The holders of these restricted Shares have voting rights and are eligible to receive dividends from the date of grant. These shares vest in various increments over a period of three years from the date of grant. The Company records compensation expense pertaining to these restricted Shares ratably over the period of vesting. Compensation expense related to the restricted shares recorded during 2000 and 1999 amounted to $179,750 and $238,286 respectively.

8. RELATED PARTIES

In 2000, the Company loaned an aggregate of $3,525,000 to executives within the Company. The loans were made in order for the executives to purchase shares of the Company's stock at the market value of the shares on the date of the loan, as well as to repay borrowings on certain amounts previously loaned. The loans bear interest at 6.24% and are due on January 1, 2011. The Company has adopted a Loan Forgiveness Program, under which the Compensation Committee may forgive a portion of the above referenced indebtedness after application of proceeds from the sale of shares, following a change in control of the Company. The Compensation Committee may also forgive the debt incurred upon termination of employment by reason of death, disability, normal retirement or without cause.


9. EARNINGS PER SHARE

The following table sets forth the computation of the basic and diluted earnings per Share for the years ended December 31, 2000, 1999, and 1998 (dollars in thousands except Share information):

                                                                      2000             1999            1998
                                                                      ----             ----            ----
Numerator for basic and diluted earnings per Share -
   net income available to common shareholders                       $24,172          $23,213         $19,238
                                                                     =======          =======         =======

                         Entertainment Properties Trust
             Notes to Consolidated Financial Statements (continued)


Denominator:
   Denominator for basic earnings per Share --
      weighted-average Shares                                        14,786,263       14,515,619      13,802,467

Effect of dilutive securities:
   Employee Share options                                                    --               --          30,000
   Non-vested Share grants                                               24,000           36,000          48,000
                                                                     ----------       ----------      ----------
Dilutive potential common Shares                                         24,000           36,000          78,000
                                                                     ----------       ----------      ----------
Denominator for diluted earnings per Share --
      adjusted weighted-average Shares                               14,810,263       14,551,619      13,880,467
                                                                     ==========       ==========      ==========

Basic and diluted net income per Share                                   $1.63            $1.60           $1.39
                                                                         =====            =====           =====


10. DERIVATIVES

In 1998, the Company entered into a forward contract in connection with a long-term debt agreement due July 2008 to essentially fix the base rate of interest on a notional amount of $105,000,000. The forward contract settled on June 29, 1998, the closing date of the long-term debt issuance, and the Company recorded a loss of $1,442,000. This loss is being amortized as an increase to interest expense over the term of the long-term debt and will result in an effective interest rate of 6.84%.

11. SUBSEQUENT EVENTS

In February 14, 2001, the Company completed a $125 million five year, fixed rate secured financing which is collateralized by nine properties. Proceeds from the financing were used primarily to repay borrowings of $119 million under the Bank Credit Facility.

12. QUARTERLY RESULTS (unaudited)

                2000 Quarterly Consolidated Statements of Income
                      (In thousands except per Share data)

                                                     3/31/00    6/30/00    9/30/00    12/31/00
                                                     -------    -------    -------    --------
Rental revenue                                       $13,700    $13,429    $13,084    $13,074
Income from joint venture                                176        750        576        602
                                                     -------    -------    -------    -------
Total revenue                                         13,876     14,179     13,660     13,676

General and administrative expense                       494        495        393        468
Depreciation and amortization                          2,696      2,619      2,571      2,574
                                                     -------    -------    -------    -------
Income from operations                                10,686     11,065     10,696     10,634

Interest expense                                       4,438      4,619      4,840      5,012
                                                     -------    -------    -------    -------

Net income                                           $ 6,248    $ 6,446    $ 5,856    $ 5,622
                                                     =======    =======    =======    =======

Basic net income per common Share                    $  0.42    $  0.43    $  0.40    $  0.38
                                                     =======    =======    =======    =======
Diluted net income per common Share                  $  0.42    $  0.43    $  0.40    $  0.38
                                                     =======    =======    =======    =======

                         Entertainment Properties Trust
             Notes to Consolidated Financial Statements (continued)

                1999 Quarterly Consolidated Statements of Income
                  (Dollars in thousands except per Share data)

                                            3/31/99    6/30/99    9/30/99    12/31/99
                                            -------    -------    -------    -------
Rental revenue                              $11,497    $12,006    $12,325    $12,491
Income from joint venture                        --         --        177        156
                                            -------    -------    -------    -------
Total revenue                                11,497     12,006     12,502     12,647

General and administrative expense              582        611        520        466
Depreciation and amortization                 2,325      2,447      2,524      2,686
                                            -------    -------    -------    -------
Income from operations                        8,590      8,948      9,458      9,495

Interest expense                              3,152      3,431      3,270      3,425
                                            -------    -------    -------    -------

Net income                                  $ 5,438    $ 5,517    $ 6,188    $ 6,070
                                            =======    =======    =======    =======

Basic net income per common Share           $  0.39    $  0.39    $  0.41    $  0.41
                                            =======    =======    =======    =======
Diluted net income per common Share         $  0.39    $  0.39    $  0.41    $  0.40
                                            =======    =======    =======    =======

                         Entertainment Properties Trust
             Schedule III - Real Estate and Accumulated Depreciation
                                December 31, 2000

                                                    Initial Cost to      Costs Capitalized          Gross Amount at Which
                                                        Company             Subsequent to        Carried at Close of Period
                                                   ------------------       Acquisition         ----------------------------
                                                           Buildings   ----------------------           Buildings
                                                              and                    Carrying              and
Description          Market          Encumbrance   Land  Improvements  Improvements    Costs    Land   Improvements     Total
-----------          ------          -----------   ----  ------------  -------------   -----    ----   ------------     -----
Grand 24             Dallas, TX        $ 11,688   $ 3,060   $ 15,540                          $ 3,060    $ 15,281    $ 18,341
Mission Valley 20    San Diego, CA       10,215               16,300                                       16,028      16,028
Promenade 16         Los Angeles, CA     17,924     6,021     22,479                            6,021      22,104      28,125
Ontario Mills 30     Los Angeles, CA     15,913     5,521     19,779                            5,521      19,449      24,970
Lennox 24            Columbus, OH         8,084               12,900                                       12,685      12,685
West Olive 16        St. Louis, MO       11,207     4,985     12,815                            4,985      12,601      17,586
Studio 30            Houston, TX         16,608     6,023     20,377                            6,023      20,037      26,060
Huebner Oaks 24      San Antonio, TX     10,623     3,006     13,894                            3,006      13,662      16,668
First Colony 24      Houston, TX                              19,100                                       19,100      19,100
Oakview 24           Omaha, NE                                16,700                                       16,700      16,700
Leawood 20           Kansas City, MO                3,714     12,086                            3,714      12,086      15,800
Gulf Pointe 30       Houston, TX                    4,304     21,496                            4,304      21,496      25,800
South Barrington 30  Chicago, IL                    6,577     27,723                            6,577      27,723      34,300
Mesquite 30          Dallas, TX                     2,912     20,288                            2,912      20,288      23,200
Hampton Town
  Center 24          Norfolk, VA                    3,822     24,678                            3,822      24,678      28,500
Pompano 18           Pompano Beach, FL    7,923     6,376      9,898       2,426                6,376      12,324      18,700
Raleigh Grand 16     Raleigh, NC          4,135     2,919      5,839                            2,919       5,839       8,758
Paradise 24          Miami, FL                      2,000     13,000       8,519                2,000      21,519      23,519
Pompano Kmart        Pompano Beach, FL                600      2,423                              600       2,423       3,023
Nickels Restaurant   Pompano Beach, FL                200        800                              200         800       1,000
Aliso Viejo 20       Los Angeles, CA                8,000     14,000                            8,000      14,000      22,000
Bosie Stadium 20     Boise, ID            7,923               16,000                                       16,000      16,000
Woodridge 18         Chicago, IL                               8,922                                        8,922       8,922
Cary Crossroads 20   Cary, NC                       3,352     11,653                            3,352      11,653      15,005
Tampa Palms 20       Tampa, FL                      6,000     12,809                            6,000      12,809      18,809
Palms Promenade      San Diego, CA                            17,750                                       17,750      17,750
On The Border        Dallas, TX                       674                               205       879                     879
Bennigans            Dallas, TX                       565                  1,001        163       565       1,164       1,729
Bennigans            Houston, TX                      511                    750        141       652         750       1,402
Texas Land & Cattle  Houston, TX                      511                    814        193     1,518                   1,518
Roadhouse Grill      Atlanta, GA                      751                               117       868                     868
In Development       Various              3,304    10,467                             1,791    12,258                  12,258
Acquisition Costs                            --        --        312          --         --        --         312         312
                                       --------   -------   --------     -------     ------   -------    --------    --------
TOTAL                                  $125,547   $92,871   $389,561     $13,510     $2,610   $96,132    $400,183    $496,315
                                       ========   =======   ========     =======     ======   =======    ========    ========
                                                           Life on Which
                                                           Depreciation
                                                             in Latest
                Accumulated       Date of      Date      Income Statement
Description     Depreciation   Construction  Acquired      is Computed
-----------     ------------   ------------  --------    ----------------
Grand 24              $   957       5/95        11/97(1)       40 years
Mission Valley 20       1,003       12/95       11/97(1)       40 years
Promenade 16            1,383       3/96        11/97(1)       40 years
Ontario Mills 30        1,217       12/96       11/97(1)       40 years
Lennox 24                 794       12/96       11/97(1)       40 years
West Olive 16             788       4/97        11/97(1)       40 years
Studio 30               1,253       5/97        11/97(1)       40 years
Huebner Oaks 24           855       6/97        11/97(1)       40 years
First Colony 24         1,476       12/97       11/97          40 years
Oakview 24              1,287       2/98        11/97          40 years
Leawood 20                932       12/97       11/97          40 years
Gulf Pointe 30          1,568       1/98        2/98           40 years
South Barrington 30     1,964       3/98        3/98           40 years
Mesquite 30             1,353       4/98        4/98           40 years
Hampton Town
  Center 24             1,543       6/98        6/98           40 years
Pompano 18                729       8/98        8/98           40 years
Raleigh Grand 16          353       5/98        8/98           40 years
Paradise 24               978       11/98       11/98          40 years
Pompano Kmart             122       6/77        11/98          40 years
Nickels Restaurant         40       9/98        11/98          40 years
Aliso Viejo 20            700       4/98        12/98          40 years
Bosie Stadium 20          800       12/97       12/98          40 years
Woodridge 18              334       3/99        6/99           40 years
Cary Crossroads 20        291       11/99       6/99           40 years
Tampa Palms 20            346       11/99       6/99           40 years
Palms Promenade           407       11/99       6/99           40 years
On The Border                       1/99        11/97
Bennigans                   7       5/00        11/97          10 years
Bennigans                  14       5/00        11/97          10 years
Texas Land & Cattle                 7/00        11/97
Roadhouse Grill                     8/00        3/99
In Development
Acquisition Costs          28       Various     Various         Various
                      -------
TOTAL                 $23,520
                      =======

(1) Properties initially acquired in November 1997 were transferred to wholly owned subsidiary in June 1998 at net book value.

RECONCILIATION:
                                                         Real
                                                        Estate
                                                      ---------
    Balance at beginning of the period                $ 495,745
    Additions during the period           $32,650
    Improvements                            2,617
    Other                                     303        35,570
                                           ------

    Deductions during
    period -- transfer of
    property to joint venture                            35,000

    Balance at Close of  period                       $ 496,315
                                                      =========

                         Entertainment Properties Trust
             Schedule III - Real Estate and Accumulated Depreciation
                                December 31, 1999

                                                    Initial Cost to      Costs Capitalized          Gross Amount at Which
                                                        Company             Subsequent to        Carried at Close of Period
                                                   ------------------       Acquisition         ----------------------------
                                                           Buildings   ----------------------           Buildings
                                                              and                    Carrying              and
Description          Market          Encumbrance   Land  Improvements  Improvements    Costs    Land   Improvements     Total
-----------          ------          -----------   ----  ------------  -------------   -----    ----   ------------     -----
Grand 24             Dallas, TX        $ 11,822   $ 3,060    $15,540                          $3,060     $15,281     $18,341
Mission Valley 20    San Diego, CA       10,332               16,300                                      16,028      16,028
Promenade 16         Los Angeles, CA     18,129     6,021     22,479                           6,021      22,104      28,125
Ontario Mills 30     Los Angeles, CA     16,096     5,521     19,779                           5,521      19,449      24,970
Lennox 24            Columbus, OH         8,176               12,900                                      12,685      12,685
West Olive 16        St. Louis, MO       11,336     4,985     12,815                           4,985      12,601      17,586
Studio 30            Houston, TX         16,798     6,023     20,377                           6,023      20,037      26,060
Huebner Oaks 24      San Antonio, TX     10,744     3,006     13,894                           3,006      13,662      16,668
First Colony 24      Houston, TX                              19,100                                      19,100      19,100
Oakview 24           Omaha, NE                                16,700                                      16,700      16,700
Leawood 20           Kansas City, MO                3,714     12,086                           3,714      12,086      15,800
Gulf Pointe 30       Houston, TX                    4,304     21,496                           4,304      21,496      25,800
South Barrington 30  Chicago, IL                    6,577     27,723                           6,577      27,723      34,300
Cantera 30           Chicago, IL                    7,513     27,487                           7,513      27,487      35,000
Mesquite 30          Dallas, TX                     2,912     20,288                           2,912      20,288      23,200
Hampton Town
  Center 24          Norfolk, VA                    3,822     24,678                           3,822      24,678      28,500
Pompano 18           Pompano Beach,                 6,376      9,898     2,426                 6,376      12,324      18,700
Raleigh Grand 16     Raleigh, NC                    2,919      5,839                           2,919       5,839       8,758
Paradise 24          Miami, FL                      2,000     13,000     8,519                 2,000      21,519      23,519
Pompano Kmart        Pompano Beach,                   600      2,423                             600       2,423       3,023
Nickels Restaurant   Pompano Beach, FL                200        800                             200         800       1,000
Aliso Viejo 20       Los Angeles, CA                8,000     14,000                           8,000      14,000      22,000
Bosie Stadium 20     Boise, ID                                16,000                                      16,000      16,000
Woodridge 18         Chicago, IL                               8,922                                       8,922       8,922
Tampa Palms 20       Tampa, FL                      6,000     12,809                           6,000      12,809      18,809
On The Border        Dallas, TX                       674                           205          879                     879
In Development       Various              3,304    11,278                         1,022       12,300                  12,300
Acquisition Costs                            --        --        738        --       --           --         738         738
                                       --------   -------   --------   -------   ------      -------    --------    --------
TOTAL                                  $106,737   $95,505   $388,071   $10,945   $1,227      $96,732    $396,779    $493,511
                                       ========   =======   ========   =======   ======      =======    ========    ========
                                                              Life on Which
                                                              Depreciation
                                                                in Latest
                   Accumulated       Date of      Date      Income Statement
Description        Depreciation   Construction  Acquired      is Computed
-----------        ------------   ------------  --------    ----------------
Grand 24              $   832       5/95        11/97(1)       40 years
Mission Valley 20         873       12/95       11/97(1)       40 years
Promenade 16            1,203       3/96        11/97(1)       40 years
Ontario Mills 30        1,059       12/96       11/97(1)       40 years
Lennox 24                 691       12/96       11/97(1)       40 years
West Olive 16             686       4/97        11/97(1)       40 years
Studio 30               1,091       5/97        11/97(1)       40 years
Huebner Oaks 24           744       6/97        11/97(1)       40 years
First Colony 24           995       12/97       11/97          40 years
Oakview 24                870       2/98        11/97          40 years
Leawood 20                629       12/97       11/97          40 years
Gulf Pointe 30          1,030       1/98        2/98           40 years
South Barrington 30     1,271       3/98        3/98           40 years
Cantera 30              1,202       3/98        3/98           40 years
Mesquite 30               845       4/98        4/98           40 years
Hampton Town
  Center 24               925       6/98        6/98           40 years
Pompano 18                308       8/98        8/98           40 years
Raleigh Grand 16          146       5/98        8/98           40 years
Paradise 24               440       11/98       11/98          40 years
Pompano Kmart              61       6/77        11/98          40 years
Nickels Restaurant         20       9/98        11/98          40 years
Aliso Viejo 20            350       4/98        12/98          40 years
Bosie Stadium 20          400       12/97       12/98          40 years
Woodridge 18              111       3/99        6/99           40 years
Tampa Palms 20             27       11/99       6/99           40 years
On The Border                       1/99        11/97
In Development
Acquisition Costs         231       Various     Various         Various
                      -------
TOTAL                 $14,805
                      =======

(1) Properties initially acquired in November 1997 were transferred to wholly owned subsidiary in June 1998 at net book value.

RECONCILIATION:
                                                         Real
                                                        Estate
                                                      ---------
    Balance at beginning of the period                $ 463,631
    Additions during the period           $31,753
    Improvements                            8,519
    Other                                     960        41,232
                                          -------

    Deductions during period
     transfer of property to joint venture                9,117
     transfer of perperty to subsidiary (1)               2,235

    Balance at Close of period                        $ 493,511
                                                      =========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on [MAY 23], 2001 (the "Proxy Statement"), contains under the captions "Election of Trustee", "Officers", and "Section 16(a) Beneficial Ownership Reporting Compliance" the information required by Item 10 of Form 10-K, which information is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

The Proxy Statement contains under the captions "Election of Trustee -- Compensation of Trustees", "Executive Compensation", "Compensation Committee" and "Company Performance" the information required by Item 11 of Form 10-K, which information is incorporated herein by this reference.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Exhibits, Financial Statements and Financial Statement Schedules:

         Financial Statements:
           Report of Independent Auditors
           Consolidated Balance Sheets as of December 31, 2000 and 1999. Consolidated Statements of Income for the three years ended December 31, 2000, 1999 and 1998.
           Consolidated Statements of Changes in Shareholders' Equity for the three years ended December 31, 2000,1999 and 1998.
           Consolidated Statements of Cash Flows for the three years ended December 31, 2000, 1999 and 1998.
           Notes to Consolidated Financial Statements

(b)      Reports on Form 8-K: none

(c)   Exhibits

      10.18 Mezzanine Loan Agreement dated February 14, 2001, between Megaplex Holdings, Inc. and istar Funding, LLC

      10.19 Loan Agreement dated February 14, 2001, between Megaplex Nine, Inc. and Bear Stearns Funding, Inc.

      21   Subsidiaries of the Company

      23   Consent of Independent Auditors


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

                                            ENTERTAINMENT PROPERTIES TRUST


         Dated: March 27, 2001              By         /s/ Fred L. Kennon
                                               ---------------------------------
                                               Fred L. Kennon, Vice President --
                                                    Chief Financial Officer
                                                    Treasurer and Controller


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

         SIGNATURE AND TITLE                                                DATE
         -------------------                                                ----

/s/ Peter C. Brown                                                     March 27, 2001
----------------------------------------------------------------
Peter C. Brown, Chairman of the Board


/s/ David M. Brain                                                     March 27, 2001
---------------------------------------------------------------
David M. Brain, Chief Executive Officer and Trustee


/s/ Robert J. Druten                                                   March 27, 2001
----------------------------------------------------------------
Robert J. Druten, Trustee


/s/ Scott H. Ward                                                      March 27, 2001
-----------------------------------------------------------------
Scott H. Ward, Trustee


/s/ Danley K. Sheldon                                                  March 27, 2001
--------------------------------------------------------------
Danley K. Sheldon, Trustee

                         Entertainment Properties Trust
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998


                                INDEX OF EXHIBITS


Exhibit No.                    Description
-----------                    -----------

10.18 Mezzanine Loan Agreement dated February 14, 2001, between Megaplex Holdings, Inc. and istar Funding, LLC

10.19 Loan Agreement dated February 14, 2001, between Megaplex Nine, Inc. and Bear Stearns Funding, Inc.

21                        Subsidiaries of the Company

23                        Consent of Independent Auditors