Form 10-Q
period 2001-03-31
ENTERTAINMENT PROPERTIES TRUST
filed 2001-05-15
CIK 1045450

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended March 31, 2001



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

At May 1, 2001, there were 14,723,726 Common Shares of Beneficial Interest outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                         ENTERTAINMENT PROPERTIES TRUST
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                         MARCH 31, 2001  DECEMBER 31, 2000
                                                                         --------------  -----------------
ASSETS                                                                    (UNAUDITED)
Rental properties, net                                                      $ 458,924      $ 460,537
Land held for development                                                      11,845         12,258
Investment in real estate joint venture                                        26,193         27,391
Cash and cash equivalents                                                       5,781          5,948
Restricted cash equivalents                                                     6,495             --
Notes receivable                                                                   --            434
Other assets                                                                    9,631          6,966
                                                                            ---------      ---------
Total assets                                                                $ 518,869      $ 513,534
                                                                            =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued liabilities                                    $   2,044      $   1,499
Dividend payable                                                                6,626          6,479
Unearned rents                                                                    396            390
Long-term debt                                                                249,919        244,547
                                                                            ---------      ---------
Total liabilities                                                             258,985        252,915

Commitments and contingencies                                                      --             --

Shareholders' equity
Common Shares, $.01 par value; 50,000,000 shares authorized;
 15,195,926 issued at March 31, 2001  and December 31, 2000                       152            152
Additional paid-in-capital                                                    278,574        278,574
Treasury Stock at cost: 472,200 shares                                         (6,533)        (6,533)
Loans to officers                                                              (3,525)        (3,525)
Non-vested shares                                                                (492)          (575)
Distributions in excess of net income                                          (8,292)        (7,474)
                                                                            ---------      ---------
Shareholders' equity                                                          259,884        260,619
                                                                            ---------      ---------
Total liabilities and shareholders' equity                                  $ 518,869      $ 513,534
                                                                            =========      =========

                         ENTERTAINMENT PROPERTIES TRUST
                        Consolidated Statements of Income
                                   (Unaudited)
                  (Dollars in thousands except per share data)


                                             Three Months Ended March 31,
                                                  2001        2000
                                                -------     -------
Rental revenue                                  $13,374     $13,700
Income from joint venture                           569         176
                                                -------     -------
Total revenue                                    13,943      13,876

General and administrative expense                  563         494
Depreciation and amortization                     2,574       2,696
                                                -------     -------
Income from operations                           10,806      10,686

Interest expense                                  4,998       4,437
                                                -------     -------

Net income                                      $ 5,808     $ 6,249
                                                =======     =======

Net income per common share
   Basic                                        $  0.40     $  0.42
   Diluted                                      $  0.39     $  0.42

Shares used for computation (in thousands):
   Basic                                         14,700      14,973
   Diluted                                       14,964      15,009

Dividends per common share                      $  0.45     $  0.44
                                                =======     =======

                         ENTERTAINMENT PROPERTIES TRUST
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                                      Three Months Ended March 31,
                                                                          2001           2000
                                                                       ---------      ---------
OPERATING ACTIVITIES
Net income                                                             $   5,808      $   6,249
Adjustments to reconcile net income to net cash
 provided by operating activities
   Depreciation and amortization                                           2,574          2,696
   (Increase) decrease in other assets                                    (2,266)          (352)
   Increase (decrease) in accounts payable and accrued liabilities           567            (40)
   Increase (decrease) in unearned rents                                       6           (111)
                                                                       ---------      ---------
Net cash provided by operating activities                                  6,689          8,442

INVESTING ACTIVITIES
Acquisition of rental properties                                              --        (33,851)
Investment in joint venture equity                                          (247)        (3,156)
Proceeds from sale of equity interest in joint venture                     1,445             --
Development and capitalized costs                                           (453)            --
                                                                       ---------      ---------
Net cash provided by (used) in investing activities                          745        (37,007)

FINANCING ACTIVITIES
Proceeds from long-term debt facilities                                  125,000         20,175
Principal payments on long-term debt                                    (119,628)          (310)
Funding of escrow deposits                                                (6,495)            92
Common shares issued to management                                            --             92
Distributions to shareholders                                             (6,478)        (6,273)
                                                                       ---------      ---------
Net cash provided by financing activities                                  7,601         13,684
                                                                       ---------      ---------

Net decrease in cash and cash equivalents                                   (167)       (14,881)
Cash and cash equivalents at beginning of period                           5,948         22,265
                                                                       ---------      ---------
Cash and cash equivalents at end of period                             $   5,781      $   7,384
                                                                       =========      =========


SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITY
Declaration of dividend to common shareholders                         $   6,626      $   6,479
Transfer of land held for development to rental property               $     866             --


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1). ORGANIZATION

Entertainment Properties Trust (the "Company") is a Maryland real estate investment trust (REIT) organized on August 29, 1997. The Company was formed to acquire and develop entertainment properties including megaplex theatres and entertainment-themed retail centers.

2). SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

The consolidated balance sheet as of December 31, 2000 has been derived from the audited consolidated balance sheet at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

Principles of Consolidation

The consolidated financial statements include the accounts of Entertainment Properties Trust and its wholly-owned subsidiaries, EPT DownReit, Inc., EPT DownReit II, Inc, Three Theatres, Inc. and Cantera 30, Inc. All significant intercompany transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ significantly from such estimates and assumptions.

3). LONG TERM DEBT

On February 14, 2001, the Company completed a $125 million debt private placement, secured by nine megaplex theatre properties, the proceeds of which were used primarily to retire borrowings under the $127 million Bank Credit Facility. The debt carries a stated interest rate at March 31, 2001 of 8.29% and matures on February 12, 2006.

4). REAL ESTATE JOINT VENTURES

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

On May 11, 2000, the Company completed the formation of a joint venture with Atlantic of Hamburg, Germany ("Atlantic"), whereby the Company contributed the AMC Cantera 30 theatre with a carrying value of $33.5 million in exchange for cash proceeds from mortgage financing of $17.85 million and a 100% interest in the venture. The Company subsequently sold to Atlantic a 16% interest in the venture in exchange for $2.8 million in cash. It is expected that Atlantic will acquire up to an additional 64% interest in the joint venture by selling securities to German investors, with the proceeds of those sales to be contributed to the venture and then paid to the Company in reduction of its interest. The Company accounts for its investment in the real estate joint venture under the equity method of accounting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this quarterly report on Form 10-Q. The forward-looking statements included in this discussion and elsewhere in this Form 10-Q involve risks and uncertainties, including anticipated financial performance, business prospects, industry trends, shareholder returns, performance of leases by tenants and other matters, which reflect management's best judgment based on factors currently known. Actual results and experience could differ materially from the anticipated results and other expectations expressed in the Company's forward-looking statements as a result of a number of factors including but not limited to those discussed in this Item and in Item I "Business -- Risk Factors", in the Company's Annual Report of Form 10-K for the year ended December 31, 2000 incorporated by reference herein.

RESULTS OF OPERATIONS

The Company's revenues, which consist of property rentals and income from a joint venture, were $13.9 million for the three months ended March 31, 2001 compared to $13.9 million for the three months ended March 31, 2000. Rental revenues reflect a decline of $0.3 million, offset by an increase in joint venture income of $0.3 million, primarily due to the contribution of the Cantera 30 property to the Atlantic-EPR joint venture, which is accounted for under the equity method of accounting whereby the company's proportional share of net income is recognized as revenue rather than the actual rental revenue of the joint venture.

General and administrative expense totaled $0.6 million for the three months ended March 31, 2001 compared to $0.5 million for the three months ended March 31, 2000. The increase was due primarily to expenses related to the proxy contest described in Part II - Item 4 "Submission of Matters to a Vote of Security Holders".

Net interest expense totaled $5.0 million for the three months ended March 31, 2001 compared to net interest expense of $4.4 million for the three months ended March 31, 2000. The $0.6 million increase in net interest expense resulted primarily from the impact of higher interest rates on the variable rate portion of the Company's debt ($0.5 million).

Depreciation and amortization expense was $2.6 million for the three months ended March 31, 2001 compared to $2.7 million for the three months ended March 31, 2000. The decrease of $0.1 million resulted from the contribution of the Cantera 30 property to the Atlantic-EPR joint venture.

Net income for the three months ended March 31, 2001 totaled $5.8 million or $0.39 per diluted share as compared to $6.2 million or $0.42 per diluted share for the three months ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2001, the Company had $5.8 million in cash and cash equivalents, $6.5 million in restricted cash escrows available to service debt under the Company's $125 million secured mortgage debt issue completed in February, 2001, and secured mortgage indebtedness of approximately $250 million. The $250 million aggregate principal amount of fixed rate mortgage indebtedness bears interest at a weighted average rate of 8.10%.

On February 14, 2001, the Company completed a $125 million debt private placement, secured by nine megaplex theatre properties, the proceeds of which were used primarily to retire borrowings under the $127 million Bank Credit Facility.

The Company anticipates that its cash from operations will provide adequate liquidity to conduct its operations, fund administrative and operating costs and debt service requirements and allow distributions to the Company's shareholders in accordance with Internal Revenue Code requirements for qualification as a REIT and to avoid any corporate level federal income tax or excise tax.

Future acquisitions will be made pursuant to the Company's investment objectives and policies to maximize both current income and long-term growth in income. As acquisition opportunities are presented, the Company intends to consider: (i) entering into joint ventures with other investors to acquire or develop properties; (ii) issuing Company securities in exchange for properties; and/or
(iii) conducting a public offering or direct placement of the Company's securities designed to raise capital for acquisitions. There can be no assurance these objectives can be achieved. See the December 31, 2000 annual report on Form 10-K for a discussion of the Company's capitalization strategies and capital requirements for future growth.

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

The following tables summarize the Company's FFO for the three month periods ended March 31, 2001 and March 31, 2000 (in thousands except per Share data):

                                     Three months ended March 31,
                                           2001       2000
                                         -------     -------
        Net income                       $ 5,808     $ 6,249
        Real estate depreciation           2,704       2,624
                                         -------     -------
          Funds From Operations          $ 8,512     $ 8,873
                                         =======     =======

        Basic FFO per share              $  0.58     $  0.59
        Diluted FFO per share            $  0.57     $  0.59

        Shares used for computation:
          Basic                           14,700      14,973
          Diluted                         14,964      15,009

FORWARD LOOKING INFORMATION
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

WITH THE EXCEPTION OF HISTORICAL INFORMATION, THIS REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS AS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND IDENTIFIED BY SUCH WORDS AS "WILL BE," "INTEND," "CONTINUE," "BELIEVE," "MAY," "EXPECT," "HOPE," "ANTICIPATE," "GOAL," "FORECAST," OR OTHER COMPARABLE TERMS. THE COMPANY'S ACTUAL FINANCIAL CONDITION, RESULTS OF OPERATIONS OR BUSINESS MAY VARY MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD LOOKING STATEMENTS AND INVOLVE VARIOUS RISKS AND UNCERTAINTIES, INCLUDING BUT NOT LIMITED TO THOSE DISCUSSED IN ITEM I - "BUSINESS - RISK FACTORS" IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000. INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY FORWARD-LOOKING STATEMENTS.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to risks associated with debt financing, including the risk that existing indebtedness may not be refinanced or that the terms of such refinancing (including interest rates) may not be as favorable as the terms of current indebtedness. All of the Company's borrowings are subject to mortgages and carry fixed interest rates.


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company solicited proxies for an annual meeting of shareholders held May 9, 2001 at which one trustee was to be elected. The Board of Trustees nominated Scott H. Ward to serve as trustee for a term expiring at the 2004 annual meeting of shareholders. The terms of trustees Peter C. Brown, David M. Brain, Robert J. Druten and Danley K. Sheldon continued after the annual meeting. BRT Realty Trust, a shareholder of the Company, solicited proxies in opposition to the Board's nominee for the purpose of electing its nominee, Fredric H. Gould, as trustee.

On May 14, 2001, the indedpendent inspector of elections certified the final results of the voting at EPR's annual meeting held on May 9, 2001. Shareholders elected EPR's nominee, Scott Ward and ratified the selection of Ernst & Young LLP as independent public accountants for the current fiscal year. Final results are as follows:

        Management proxies: Scott Ward as Director - votes for 6,440,047, votes against 74,672
        Opposition proxies: Fredric Gould as Director - votes for 2,492,294, votes against 218,185

        Management proxies: Ratification of Auditors - votes for 6,439,603, votes against 28,801
        Opposition proxies: Ratification of Auditors - votes for 2,800,437, votes against 48,236


ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits.
     None

B.   Reports on Form 8-K.
     None


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             ENTERTAINMENT PROPERTIES TRUST

Dated: May 14, 2001                By    /s/ Fred L. Kennon
                                       ---------------------------------------------------------
                                        Fred L. Kennon, Vice President - Chief Financial Officer
                                                   Treasurer and Controller