Form 10-Q/A
period 2001-03-31
ENTERTAINMENT PROPERTIES TRUST
filed 2001-08-03
CIK 1045450

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A


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

FUNDS FROM OPERATIONS


The Company believes that to facilitate a clear understanding of the historical consolidated operating results, FFO should be examined in conjunction with net income as presented in the Consolidated Financial Statements. FFO is considered by management as an appropriate measure of the performance of an equity REIT because it is predicated on cash flow analysis, which management believes is more reflective of the value of real estate companies, such as the Company, rather than a measure predicated on net income, which includes non-cash expenses, such as depreciation. FFO is generally defined as net income plus certain non-cash items, primarily depreciation of real estate properties. Comparison of our presentation of FFO, using the definition adopted by the National Association of Real Estate Investment Trusts (NAREIT), to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs.


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

                             ENTERTAINMENT PROPERTIES TRUST

Dated: August 3, 2001              By    /s/ Fred L. Kennon

---------------------------------------------------------
                                        Fred L. Kennon, Vice President - Chief
Financial Officer
                                                   Treasurer and Controller