Form 10-Q
period 2001-06-30
ENTERTAINMENT PROPERTIES TRUST
filed 2001-08-14
CIK 1045450

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended June 30, 2001



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

At July 13, 2001, there were 14,728,966 Common Shares of Beneficial Interest outstanding.

                         PART I - FINANCIAL INFORMATION




ITEM 1.  FINANCIAL STATEMENTS


                         ENTERTAINMENT PROPERTIES TRUST
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                                   JUNE 30, 2001           DECEMBER 31, 2000
                                                                                 -------------------      --------------------
                                                                                     (UNAUDITED)
        ASSETS
        Rental properties, net                                                            $ 473,850                $ 460,537
        Land held for development                                                            10,349                   12,258
        Investments in real estate joint ventures                                            27,590                   27,391
        Cash and cash equivalents                                                             4,430                    5,948
        Restricted cash equivalents                                                           6,495                        -
        Notes receivable                                                                          -                      434
        Other assets                                                                          9,716                    6,966
                                                                                 -------------------      --------------------
        Total assets                                                                      $ 532,430                $ 513,534
                                                                                 ===================      ====================

        LIABILITIES AND SHAREHOLDERS' EQUITY
        Accounts payable and accrued liabilities                                          $   1,237                $   1,499
        Dividend payable                                                                      6,628                    6,479
        Unearned rents                                                                            8                      390
        Long-term debt                                                                      265,570                  244,547
                                                                                 -------------------      --------------------
        Total liabilities                                                                   273,443                  252,915

        Commitments and contingencies                                                             -                        -

        Shareholders' equity
        Common Shares, $.01 par value; 50,000,000 shares authorized; 15,201,166 and 15,195,926 shares issued at June 30, 2001
         and December 31, 2000, respectively                                                    152                      152
        Additional paid-in-capital                                                          278,653                  278,574
        Treasury Stock at cost: 472,200 shares                                               (6,533)                  (6,533)
        Loans to shareholders                                                                (3,525)                  (3,525)
        Non-vested shares                                                                      (410)                    (575)
        Distributions in excess of net income                                                (9,350)                  (7,474)
                                                                                 -------------------      --------------------
        Shareholders' equity                                                                258,987                  260,619
                                                                                 -------------------      --------------------
        Total liabilities and shareholders' equity                                        $ 532,430                $ 513,534
                                                                                 ===================      ====================

                         ENTERTAINMENT PROPERTIES TRUST
                        Consolidated Statements of Income
                                   (Unaudited)
                  (Dollars in thousands except per share data)


                                                        Three Months Ended June 30,               Six Months Ended June 30,
                                                           2001             2000                   2001             2000
                                                       -------------    --------------        -------------    --------------
  Rental revenue                                           $13,436          $13,429              $26,810            $27,129

  General and administrative expense                         1,010              495                1,574                990
  Depreciation and amortization                              2,574            2,619                5,148              5,315
                                                           -------          -------              -------            -------
  Income from operations                                     9,852           10,315               20,088             20,824

  Interest expense, net                                      4,849            4,619                9,847              9,056

  Equity in income from joint ventures                         566              750                1,136                926
                                                           -------          -------              -------            -------

  Net income                                               $ 5,569          $ 6,446              $11,377            $12,694
                                                           =======          =======              =======            =======

  Net income per common share
     Basic                                                 $  0.38          $  0.43              $  0.77            $  0.85
     Diluted                                               $  0.38          $  0.43              $  0.77            $  0.85

  Shares used for computation (in thousands):
     Basic                                                  14,701           14,907               14,701             14,940
     Diluted                                                14,737           14,943               14,737             14,976

  Dividends per common share                               $  0.45          $  0.44              $  0.90            $  0.88
                                                           =======          =======              =======            =======

                         ENTERTAINMENT PROPERTIES TRUST
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                           Six Months Ended June 30,
                                                                                          2001                  2000
                                                                                    -----------------    -------------------
OPERATING ACTIVITIES
Net income                                                                            $  11,377               $  12,694
Adjustments to reconcile net income to net cash
 provided by operating activities
   Depreciation and amortization                                                          5,148                   5,315
   (Increase) decrease in other assets                                                   (2,375)                    271
   Increase (decrease) in accounts payable and accrued liabilities                         (219)                    317
   Decrease in unearned rents                                                              (382)                    (87)
                                                                                      ---------               ---------
Net cash provided by operating activities                                                13,549                  18,510

INVESTING ACTIVITIES
Acquisition of rental properties                                                        (17,415)                (37,027)
Net proceeds from contribution of rental properties to joint venture                      1,445                  15,412
Investment in joint venture                                                              (1,644)                      -
Disposal of development properties                                                        1,818                       -
Development and capitalized costs                                                          (775)
                                                                                      ---------               ---------
Net cash used in investing activities                                                   (16,571)                (21,615)

FINANCING ACTIVITIES
Proceeds from long-term debt facilities                                                 145,000                  20,175
Principal payments on long-term debt                                                   (123,977)                 (5,647)
Purchase of common stock                                                                      -                  (3,098)
Proceeds from common stock                                                                   10                       -
Funding of escrow deposits                                                               (6,495)                      -
Common shares issued to management and directors                                             69                      92
Distributions to shareholders                                                           (13,103)                (12,893)
                                                                                      ---------               ---------
Net cash provided by (used in) financing activities                                       1,504                  (1,371)
                                                                                      ---------               ---------

Net decrease in cash and cash equivalents                                                (1,518)                 (4,476)
Cash and cash equivalents at beginning of period                                          5,948                  22,265
                                                                                      ---------               ---------
Cash and cash equivalents at end of period                                            $   4,430               $  17,789
                                                                                      =========               =========


SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITY
Declaration of dividends to common shareholders                                       $   6,628               $   6,516
Transfer of land held for development to rental property                              $     866               $       -
Contribution of rental property in exchange for equity interest
  in real estate joint ventures                                                       $       -               $  18,157

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1). ORGANIZATION

Entertainment Properties Trust (the "Company") is a Maryland real estate investment trust (REIT) organized on August 29, 1997. The Company was formed to acquire and develop entertainment properties including megaplex theatres and entertainment-themed retail centers.

2). SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Entertainment Properties Trust and its wholly-owned subsidiaries, EPT DownReit, Inc., EPT DownReit II, Inc, Three Theatres, Inc. and Cantera 30, Inc. All significant inter-company transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ significantly from such estimates and assumptions.

3). LONG TERM DEBT

On February 14, 2001, the Company completed a $125 million debt private placement, secured by nine megaplex theatre properties, the proceeds of which were used primarily to retire borrowings under the $127 million Bank Credit Facility. The debt carries a stated interest rate at June 30, 2001 of 8.26% and matures on February 12, 2006.

On May 18, 2001 the Company completed a $50 million term debt facility, secured primarily by first mortgages on four megaplex theatre properties. Additional collateral for the loans include miscellaneous land parcels owned by the Company. As of June 30, 2001, $20 million was outstanding on the facility which carries a variable interest rate of 7.6%. The facility has an initial term of three years with two one-year extension. Proceeds from the facility will be used for additional real estate acquisitions and general corporate purposes.

4). REAL ESTATE JOINT VENTURES

On June 30, 1999, the Company finalized a joint venture with Excel Legacy Corp. (Amex: XLG), whereby the Company contributed certain undeveloped land parcels with a carrying value of $8.7 million in exchange for a 50% interest in the real estate joint venture, comprised of the undeveloped land parcels and the Westminster AMC 24 screen Theatre in Westminster, Colorado. The joint venture intends to develop the properties as an entertainment-themed retail center. The Company accounts for its investment in the real estate joint venture under the equity method of accounting. The joint venture is structured as a partnership.

On May 11, 2000, the Company completed the formation of a joint venture with Atlantic of Hamburg, Germany ("Atlantic"), whereby the Company contributed the AMC Cantera 30 theatre with a carrying value of $33.5 million in exchange for cash proceeds from mortgage financing of $17.85 million and a 100% interest in the venture. The Company subsequently sold to Atlantic a 16% interest in the venture in exchange for $2.8 million in cash. It is expected that Atlantic will acquire up to an additional 64% interest in the joint venture by selling securities to German investors, with the proceeds of those sales to be contributed to the venture and then paid to the Company in reduction of its interest. The Company accounts for its investment in the real estate joint venture under the equity method of accounting. The joint venture is structured as a limited liability company (LLC).

5). PROPERTY ACQUISITIONS
During the three-month period ended June 30, 2001, the Company executed its purchase option and completed the acquisition of ground leased land underlying the 18 screen Woodridge, IL megaplex theatre which was originally purchased in 1999. The theatre land acquisition was completed in a transaction which included the retirement of a note payable, secured by three undeveloped land parcels adjacent to the theatre totaling $3.4 million, and disposal of one of the undeveloped parcels, for an aggregate price of $11.5 million. In addition, the Company executed its purchase option and completed the acquisition of ground leased land underlying the AMC Palm Promenade 24 screen megaplex theatre in San Diego, CA for $7.5 million. These properties are subject to lease arrangements generally consistent with the lease terms of the Company's other rental properties.

6). OPERATING SEGMENT
The Company aggregates the financial information of all its properties into one reportable segment because the properties all have similar economic characteristics and provide similar services to similar types and classes of customers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this quarterly report on Form 10-Q. The forward-looking statements included in this discussion and elsewhere in this Form 10-Q involve risks and uncertainties, including anticipated financial performance, business prospects, industry trends, shareholder returns, performance of leases by tenants and other matters, which reflect management's best judgment based on factors currently known. Actual results and experience could differ materially from the anticipated results and other expectations expressed in the Company's forward-looking statements as a result of a number of factors including but not limited to those discussed in this Item and in Item I "Business - Risk Factors", in the Company's Annual Report of Form 10-K for the year ended December 31, 2000 incorporated by reference herein.

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED JUNE 30, 2001 COMPARED TO THE THREE-MONTH PERIOD ENDED JUNE 30, 2000

RENTAL REVENUE - Revenue from property rentals was $13.4 million for the three months ended June 30, 2001 compared to $13.4 million for the three months ended June 30, 2000. Revenue increases of approximately $0.3 million from rent increases and property acquisitions in the current period were offset by the effect of the May 2000 contribution of the Cantera 30 property to the Atlantic-EPR joint venture, which is accounted for under the equity method of accounting whereby the Company's proportional share of net income is recognized as equity in income from joint ventures rather than the actual rental revenue of the underlying properties.

GENERAL AND ADMINISTRATIVE EXPENSE - The Company's general and administrative expenses totaled $1.0 million for the three months ended June 30, 2001 compared to $0.5 million for the same period in 2000. The increase was due entirely to shareholder related expenses of $0.5 million incurred as a result of a proxy contest, which was completed in May 2001 as described in Part II - Item 4 "Submission of Matters to a vote of Security Holders".

NET INTEREST EXPENSE - The Company's net interest expense increased to $4.8 million for the three months ended June 30, 2001 from $4.6 million for the three months ended June 30, 2000. The $0.2 million increase in net interest expense resulted from an increase in long-term debt related to property acquisitions made during the current quarter, and fees and expenses associated with the Company's new long-term debt facilities that are amortized through interest expense over the life of the debt.

EQUITY IN INCOME FROM JOINT VENTURES - Joint venture income for the three months ended June 30, 2001 totaled $0.6 million as compared to $0.8 million for the three months ended June 30, 2000. The $0.2 million decline in joint venture income was the result of the Company's lower proportional share of equity in the Atlantic joint venture in the current quarter compared to the same period last year.

NET INCOME - Net income for the three months ended June 30, 2001 totaled $5.6 million as compared to $6.4 million for the three months ended June 30, 2000. The decline in net income was primarily due to the increase in general and administrative expense ($0.5 million) and the increase in net interest expense ($0.2 million).

SIX-MONTH PERIOD ENDED JUNE 30, 2001 COMPARED TO THE SIX-MONTH PERIOD ENDED JUNE 30, 2000

RENTAL REVENUE - Rental revenues totaled $26.8 million for the six months ended June 30, 2001 compared to $27.1 million for the six months ended June 30, 2000. Increases in the current period of approximately $0.9 million from rent increases, property acquisitions and additional pad site lease revenue were offset by the effect of the contribution of the Cantera 30 property to the Atlantic-EPR joint venture in May 2000 ($1.2 million), which is accounted for under the equity method of accounting whereby the Company's proportional share of net income is recognized as income rather than the actual rental revenue of the underlying properties.

GENERAL AND ADMINISTRATIVE EXPENSE - General and administrative expense totaled $1.6 million and $1.0 million for the six months ended June 30, 2001 and 2000. The increase of $0.6 million was due to shareholder related expenses incurred in a proxy contest described in Part II - Item 4 "Submission of Matters to a vote of Security Holders".

DEPRECIATION AND AMORTIZATION EXPENSE - Depreciation and amortization expense decreased to $5.1 million for the six months ended June 30, 2001 compared to $5.3 million for the six months ended June 30, 2000. The $0.2 million decrease in depreciation and amortization was primarily due to the effect of the contribution of the Cantera 30 property to the Atlantic-EPR joint venture, which is accounted for under the equity method of accounting whereby the Company's proportional share of property depreciation from the joint venture is not included as a direct expense to the Company.

NET INTEREST EXPENSE - Net interest expense totaled $9.8 million for the six months ended June 30, 2001 compared to net interest expense of $9.1 million for the six months ended June 30, 2000. The increase of $0.7 million in interest expense resulted from the increase in long-term debt incurred as a result of property acquisitions made during 2001 and fees and expenses associated with the Companies new long-term debt facilities that are amortized through interest expense over the life of the debt.

EQUITY IN INCOME FROM JOINT VENTURES - Joint venture income for the six months ended June 30, 2001 totaled $1.1 million as compared to $0.9 million for the six months ended June 30, 2000. The $0.2 million increase in joint venture income was the result of the full six months of joint venture operations in the current yuear compared to 2 months of operations in the same period last year.

NET INCOME - Net income for the six months ended June 30, 2001 totaled $11.4 million as compared to $12.7 million for the six months ended June 30, 2000. The decline of $1.3 million was primarily the result of higher general and administrative costs ($0.6) and the increase in net interest expense ($0.7 million).

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2001, the Company had $4.4 million in cash and cash equivalents, $6.5 million in restricted cash escrows available to service debt under the Company's $125 million secured mortgage debt issue completed in February, 2001, and secured mortgage indebtedness of approximately $265 million. As of June 30, 2001, the aggregate fixed rate mortgage indebtedness of $245 million had a weighted average rate of 8.06% and variable rate mortgage indebtedness of $20 million had a weighted average rate of 7.6%.

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

The following tables summarize the Company's FFO for the three and six month periods ended June 30, 2001 and June 30, 2000 (in thousands):

                                                        Three months ended June 30,               Six months ended June 30,
                                                          2001             2000                   2001                2000
                                                      -------------     -------------           ------------       -------------
   Net income                                               $5,569            $6,446                $11,377             $12,694
   Real estate depreciation including
    depreciation from unconsolidated joint ventures          2,705             2,546                  5,409               5,172
                                                      -------------     -------------           ------------       -------------
     Funds From Operations                                  $8,274            $8,992                $16,786             $17,866
                                                      =============     =============           ============       =============



FORWARD LOOKING INFORMATION
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

WITH THE EXCEPTION OF HISTORICAL INFORMATION, THIS REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS AS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND IDENTIFIED BY SUCH WORDS AS "WILL BE," "INTEND," "CONTINUE," "BELIEVE," "MAY," "EXPECT," "HOPE," "ANTICIPATE," "GOAL," "FORECAST," OR OTHER COMPARABLE TERMS. THE COMPANY'S ACTUAL FINANCIAL CONDITION, RESULTS OF OPERATIONS OR BUSINESS MAY VARY MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD LOOKING STATEMENTS AND INVOLVE VARIOUS RISKS AND UNCERTAINTIES, INCLUDING BUT NOT LIMITED TO THOSE DISCUSSED IN ITEM I-"BUSINESS - RISK FACTORS" IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000. INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY FORWARD-LOOKING STATEMENTS.


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

On May 14, 2001, the independent inspector of elections certified the final results of the voting at EPR's annual meeting held on May 9, 2001. Shareholders elected Scott Ward and ratified the selection of Ernst & Young LLP as independent public accountants for the current fiscal year. Final results are as follows:
         Management proxies: Scott Ward as Director - votes for 6,440,047, votes against 74,672
         Opposition proxies: Fredric Gould as Director - votes for 2,492,294, votes against 218,185

         Management proxies: Ratification of Auditors - votes for 6,439,603, votes against 28,801
         Opposition proxies: Ratification of Auditors - votes for 2,800,437, votes against 48,236

ITEM 5 . OTHER INFORMATION

Not applicable.

ITEM 6 . EXHIBITS AND REPORTS ON FORM 8-K

A.       Exhibits.
            10.20 Amended and Restated Credit Agreement dated May 18, 2001, between Entertainment Properties Trust and iSTAR Financial, Inc.


B.       Reports on Form 8-K.
         None


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    ENTERTAINMENT PROPERTIES TRUST

Dated: August 10, 2001    By  /s/ Fred L. Kennon
                            ----------------------------------------------------
                              Fred L. Kennon, Vice President - Chief Financial
                                      Officer Treasurer and Controller