Form 10-K/A
period 2000-12-31
ENTERTAINMENT PROPERTIES TRUST
filed 2001-08-23
CIK 1045450

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A


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

                                                                                      Building
                                                   Acquisition                         (gross
Property                       Location                Date      Screens    Seats       sq. ft)           Tenant
--------                       --------            -----------   -------    -----     ---------           ------
MEGAPLEX THEATRE PROPERTIES
---------------------------
Grand 24 (3)                   Dallas, TX              11/97       24        5,067         98,175              AMC
Mission Valley 20 (1) (3)      San Diego, CA           11/97       20        4,361         84,352              AMC
Promenade 16 (3)               Los Angeles, CA         11/97       16        2,860        129,822              AMC
Ontario Mills 30 (3)           Los Angeles, CA         11/97       30        5,469        131,534              AMC
Lennox 24 (1) (3)              Columbus, OH            11/97       24        4,412         98,261              AMC
West Olive 16 (3)              St. Louis, MO           11/97       16        2,817         60,418              AMC
Studio 30 (3)                  Houston, TX             11/97       30        6,032        136,154              AMC
Huebner Oaks 24 (3)            San Antonio, TX         11/97       24        4,400         96,004              AMC
First Colony 24 (1)            Houston, TX             11/97       24        5,098        107,690              AMC
Oakview 24 (1)                 Omaha, NE               11/97       24        5,098        107,402              AMC
Leawood Town Center 20         Kansas City, MO         11/97       20        2,995         75,224              AMC
Gulf Pointe 30 (2)             Houston, TX              2/98       30        6,008        130,891              AMC
South Barrington 30            Chicago, IL              3/98       30        6,210        130,891              AMC
Cantera 30 (2) (6)             Chicago, IL              3/98       30        6,210        130,757              AMC
Mesquite 30 (2)                Dallas, TX               4/98       30        6,008        130,891              AMC
Hampton Town Center 24         Norfolk, VA              6/98       24        5,098        107,396              AMC
Raleigh Grand 16 (4)           Raleigh, NC              8/98       16        2,596         51,450     Consolidated
Pompano 18 (4)                 Pompano Beach, FL        8/98       18        3,424         73,637           Muvico
Paradise 24                    Davie, FL               11/98       24        4,180         96,497           Muvico
Boise Stadium (1) (4)          Boise, ID               12/98       20        4,734        140,300          Edwards
Aliso Viejo 20                 Los Angeles, CA         12/98       20        4,352         98,557          Edwards
Westminster 24 (5)             Westminster, CO          6/99       24        4,812        107,000              AMC
Woodridge 18 (2)               Woodridge, IL            6/99       18        4,343         80,600            Loews
Tampa Palms 20                 Tampa, FL                6/99       20        4,200         83,000           Muvico
Palm Promenade 24(1)           San Diego, CA            1/00       24        4,577         88,610              AMC

Crossroads 20                        Raleigh, NC              1/00       20        3,936         77,475       Consolidated
                                                                        ---      -------     ----------
      Subtotal Megaplex Theatres                                        600      119,297      2,652,988


OTHER PROPERTIES
Westminster Promenade (5)            Westminster, CO         10/98       --           --             --       Multi-Tenant
Pompano Kmart                        Pompano Beach, FL       11/98       --           --         80,540              Kmart
Nickels Restaurant                   Pompano Beach, FL       11/98       --           --          5,600            Nickels
On-The-Border                        Dallas, TX               1/99       --           --          6,580           Brinkers
Bennigan's                           Houston, TX              5/00       --           --          6,575              S & A
Bennigan's                           Dallas, TX               5/00       --           --          6,575              S & A
Texas Land & Cattle                  Houston, TX              5/00       --           --          6,600      Tx.C.C., Inc.
Roadhouse Grill                      Atlanta, GA              8/00       --           --          6,850    Roadhouse Grill
                                                                        ---      -------      ---------
         TOTAL                                                          600      119,297      2,772,308

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

The following table presents the principal amounts, weighted average interest rates, and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes as of December 31:

                        Expected Maturities (in millions)

             DECEMBER 31, 2000              2001      2002      2003      2004      2005      Thereafter
             -----------------              ----      ----      ----      ----      ----      ----------
             Fixed rate debt                $4.8      $1.6      $1.8      $1.9      $20.5         $94.9
             Average interest rate          7.0%      7.0%      7.0%      7.0%       7.0%          7.0%

             Variable rate debt             $119       $--       $--       $--       $--            $--
             Average interest rate
             (as of December 31, 2000)      9.5%        --        --        --        --             --

             DECEMBER 31, 1999              2000      2001      2002      2003      2004      Thereafter
             -----------------              ----      ----      ----      ----      ----      ----------
             Fixed rate debt                $1.2      $4.6      $1.4      $1.5      $1.6          $96.5
             Average interest rate          6.8%      6.8%      6.8%      6.8%      6.8%           6.8%

             Variable rate debt              $--    $132.0       $--       $--       $--            $--
             Average interest rate
             (as of December 31, 1999)        --      7.2%        --        --        --             --


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
                                                             =========     =========

See accompanying notes.

                         Entertainment Properties Trust
                        Consolidated Statements of Income
                      (In thousands except per share data)



                                                     YEAR ENDED DECEMBER 31,
                                                  2000       1999       1998
                                                 -------    -------    -------
Rental revenue                                   $53,287    $48,319    $35,031


General and administrative expense                 1,850      2,179      2,052
Depreciation and amortization                     10,460      9,982      7,280
                                                 -------    -------    -------
Income from operations                            40,977     36,158     25,699

Interest expense                                  18,909     13,278      6,461

Equity in income from joint venture                2,104        333         --
                                                 -------    -------    -------
Net income                                       $24,172    $23,213    $19,238
                                                 =======    =======    =======


Basic and diluted net income per common share    $  1.63    $  1.60    $  1.39
                                                 =======    =======    =======

Shares used for computation:
   Basic                                          14,786     14,516     13,802
   Diluted                                        14,810     14,552     13,880


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


In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company would record impairment losses on long-lived assets if events and circumstances indicate that the carrying value of an asset might not be fully recoverable. In such an event, the undiscounted cash flows estimated to be generated by those assets are compared to the carrying amounts of those assets and if less, the Company will recognize an impairment loss in the amount by which the carrying amount exceeds fair value. The Company believes that no material impairment exists at December 31, 2000.



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

                         Entertainment Properties Trust
             Notes to Consolidated Financial Statements (continued)

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


REVENUE RECOGNITION
All leases contain provisions for periodic escalation in base rent (base rent escalation). In addition, tenants are subject to additional rents if gross revenues of the properties exceed certain thresholds defined in the lease agreements (percentage rents). Base rents are recognized on a straight-line basis over the term of the lease, and the base rent escalation are recognized when earned. Percentage rents are recognized at the time when specific triggering events occur as provided by the lease agreements.


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


CONCENTRATION OF RISK
American Multi-Cinema, Inc. (AMC) is the lessee of a substantial portion (65%) of the megaplex theatre rental properties held by the Company at December 31, 2000 as a result of a series of sale leaseback transactions pertaining to a number of AMC megaplex theatres. A substantial portion (approximately 67%) of the Company's revenues, and its ability to make distributions to its shareholders, will depend on rental payments by AMC under the leases, or its parent, AMC Entertainment, Inc. (AMCE), as the guarantor of AMC's obligations under the leases. AMC Entertainment, Inc. is a publicly held company (AMEX:AEN) and accordingly, their financial information is publicly available.


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

4. REAL ESTATE JOINT VENTURES


On May 11, 2000, the Company completed the formation of a joint venture with Atlantic of Hamburg, Germany ("Atlantic"), whereby the Company contributed the AMC Cantera theatre with a carrying value of $33.5 million in exchange for cash proceeds from mortgage financing of $17.85 million and a 100% interest in the venture. The Company subsequently sold to Atlantic an 8% initial interest in exchange for $1.4 million in cash. It is expected that Atlantic will acquire up to an additional 72% interest in the joint venture by selling securities to investors, with the proceeds of those sales to be contributed to the venture and then paid to the Company in reduction of its interest. The Company accounts for its investment in the real estate joint venture under the equity method of accounting as it's majority ownership is deemed to be temporary. The joint venture is structured as a limited partnership (LP).



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
                                            =======    =======    =======    =======

                         Entertainment Properties Trust
             Schedule III - Real Estate and Accumulated Depreciation
                                December 31, 2000

                                                    Initial Cost to      Costs Capitalized          Gross Amount at Which
                                                        Company             Subsequent to        Carried at Close of Period
                                                   ------------------       Acquisition         ----------------------------
                                                           Buildings   ----------------------           Buildings
                                                              and                    Carrying              and
Description          Market          Encumbrance   Land  Improvements  Improvements    Costs    Land   Improvements     Total
-----------          ------          -----------   ----  ------------  -------------   -----    ----   ------------     -----
Grand 24             Dallas, TX        $ 11,688   $ 3,060   $ 15,540                          $ 3,060    $ 15,281    $ 18,341
Mission Valley 20    San Diego, CA       10,215               16,300                                       16,028      16,028
Promenade 16         Los Angeles, CA     17,924     6,021     22,479                            6,021      22,104      28,125
Ontario Mills 30     Los Angeles, CA     15,913     5,521     19,779                            5,521      19,449      24,970
Lennox 24            Columbus, OH         8,084               12,900                                       12,685      12,685
West Olive 16        St. Louis, MO       11,207     4,985     12,815                            4,985      12,601      17,586
Studio 30            Houston, TX         16,608     6,023     20,377                            6,023      20,037      26,060
Huebner Oaks 24      San Antonio, TX     10,623     3,006     13,894                            3,006      13,662      16,668
First Colony 24      Houston, TX                              19,100                                       19,100      19,100
Oakview 24           Omaha, NE                                16,700                                       16,700      16,700
Leawood 20           Kansas City, MO                3,714     12,086                            3,714      12,086      15,800
Gulf Pointe 30       Houston, TX                    4,304     21,496                            4,304      21,496      25,800
South Barrington 30  Chicago, IL                    6,577     27,723                            6,577      27,723      34,300
Mesquite 30          Dallas, TX                     2,912     20,288                            2,912      20,288      23,200
Hampton Town
  Center 24          Norfolk, VA                    3,822     24,678                            3,822      24,678      28,500
Pompano 18           Pompano Beach, FL    7,923     6,376      9,898       2,426                6,376      12,324      18,700
Raleigh Grand 16     Raleigh, NC          4,135     2,919      5,839                            2,919       5,839       8,758
Paradise 24          Miami, FL                      2,000     13,000       8,519                2,000      21,519      23,519
Pompano Kmart        Pompano Beach, FL                600      2,423                              600       2,423       3,023
Nickels Restaurant   Pompano Beach, FL                200        800                              200         800       1,000
Aliso Viejo 20       Los Angeles, CA                8,000     14,000                            8,000      14,000      22,000
Bosie Stadium 20     Boise, ID            7,923               16,000                                       16,000      16,000
Woodridge 18         Chicago, IL                               8,922                                        8,922       8,922
Cary Crossroads 20   Cary, NC                       3,352     11,653                            3,352      11,653      15,005
Tampa Palms 20       Tampa, FL                      6,000     12,809                            6,000      12,809      18,809
Palms Promenade      San Diego, CA                            17,750                                       17,750      17,750
On The Border        Dallas, TX                       674                               205       879                     879
Bennigan's           Dallas, TX                       565                  1,001        163       565       1,164       1,729
Bennigan's           Houston, TX                      511                    750        141       652         750       1,402
Texas Land & Cattle  Houston, TX                      511                    814        193     1,518                   1,518
Roadhouse Grill      Atlanta, GA                      751                               117       868                     868
In Development       Various              3,304    10,467                             1,791    12,258                  12,258
Acquisition Costs                            --        --        312          --         --        --         312         312
                                       --------   -------   --------     -------     ------   -------    --------    --------
TOTAL                                  $125,547   $92,871   $389,561     $13,510     $2,610   $96,132    $400,183    $496,315
                                       ========   =======   ========     =======     ======   =======    ========    ========
                                                           Life on Which
                                                           Depreciation
                                                             in Latest
                Accumulated       Date of      Date      Income Statement
Description     Depreciation   Construction  Acquired      is Computed
-----------     ------------   ------------  --------    ----------------
Grand 24              $   957       5/95        11/97(1)       40 years
Mission Valley 20       1,003       12/95       11/97(1)       40 years
Promenade 16            1,383       3/96        11/97(1)       40 years
Ontario Mills 30        1,217       12/96       11/97(1)       40 years
Lennox 24                 794       12/96       11/97(1)       40 years
West Olive 16             788       4/97        11/97(1)       40 years
Studio 30               1,253       5/97        11/97(1)       40 years
Huebner Oaks 24           855       6/97        11/97(1)       40 years
First Colony 24         1,476       12/97       11/97          40 years
Oakview 24              1,287       2/98        11/97          40 years
Leawood 20                932       12/97       11/97          40 years
Gulf Pointe 30          1,568       1/98        2/98           40 years
South Barrington 30     1,964       3/98        3/98           40 years
Mesquite 30             1,353       4/98        4/98           40 years
Hampton Town
  Center 24             1,543       6/98        6/98           40 years
Pompano 18                729       8/98        8/98           40 years
Raleigh Grand 16          353       5/98        8/98           40 years
Paradise 24               978       11/98       11/98          40 years
Pompano Kmart             122       6/77        11/98          40 years
Nickels Restaurant         40       9/98        11/98          40 years
Aliso Viejo 20            700       4/98        12/98          40 years
Bosie Stadium 20          800       12/97       12/98          40 years
Woodridge 18              334       3/99        6/99           40 years
Cary Crossroads 20        291       11/99       6/99           40 years
Tampa Palms 20            346       11/99       6/99           40 years
Palms Promenade           407       11/99       6/99           40 years
On The Border                       1/99        11/97
Bennigan's                  7       5/00        11/97          10 years
Bennigan's                 14       5/00        11/97          10 years
Texas Land & Cattle                 7/00        11/97
Roadhouse Grill                     8/00        3/99
In Development
Acquisition Costs          28       Various     Various         Various
                      -------
TOTAL                 $23,520
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

RECONCILIATION:
                                                         Real
                                                        Estate
                                                      ---------
    Balance at beginning of the period                $ 463,631
    Additions during the period           $31,753
    Improvements                            8,519
    Other                                     960        41,232
                                          -------

    Deductions during period
     transfer of property to joint venture                9,117
     transfer of property to subsidiary (1)               2,235

    Balance at Close of period                        $ 493,511
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

(b)      Reports on Form 8-K: none

(c)   Exhibits


      10.18* Mezzanine Loan Agreement dated February 14, 2001, between Megaplex Holdings, Inc. and istar Funding, LLC

      10.19* Loan Agreement dated February 14, 2001, between Megaplex Nine, Inc. and Bear Stearns Funding, Inc.

      21*     Subsidiaries of the Company

      23*     Consent of Independent Auditors

      * Previously filed.


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

                                            ENTERTAINMENT PROPERTIES TRUST



         Dated:  August 22, 2001            By         /s/ Fred L. Kennon
                                               ---------------------------------
                                               Fred L. Kennon, Vice President --
                                                    Chief Financial Officer
                                                    Treasurer and Controller




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


         SIGNATURE AND TITLE                                                DATE
         -------------------                                                ----

/s/ Peter C. Brown                                                      August 22, 2001
----------------------------------------------------------------
Peter C. Brown, Chairman of the Board


/s/ David M. Brain                                                      August 22, 2001
---------------------------------------------------------------
David M. Brain, Chief Executive Officer and Trustee


/s/ Robert J. Druten                                                    August 22, 2001
----------------------------------------------------------------
Robert J. Druten, Trustee


/s/ Scott H. Ward                                                       August 22, 2001
-----------------------------------------------------------------
Scott H. Ward, Trustee


/s/ Danley K. Sheldon                                                   August 22, 2001
--------------------------------------------------------------
Danley K. Sheldon, Trustee

                         Entertainment Properties Trust
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998


                                INDEX OF EXHIBITS


Exhibit No.                    Description
-----------                    -----------

10.18* Mezzanine Loan Agreement dated February 14, 2001, between Megaplex Holdings, Inc. and istar Funding, LLC

10.19* Loan Agreement dated February 14, 2001, between Megaplex Nine, Inc. and Bear Stearns Funding, Inc.

21*                       Subsidiaries of the Company

23*                       Consent of Independent Auditors

* Previously filed.