Form 10-Q
period 2001-09-30
ENTERTAINMENT PROPERTIES TRUST
filed 2001-11-14
CIK 1045450

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended September 30, 2001



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

At November 1, 2001, there were 14,798,921 Common Shares of Beneficial Interest outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                         Entertainment Properties Trust
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                                 SEPTEMBER 30, 2001         DECEMBER 31, 2000
                                                                                 -------------------      --------------------
        ASSETS                                                                      (UNAUDITED)
        Rental properties, net                                                          $   471,351              $   460,537
        Land held for development                                                            10,710                   12,258
        Investments in real estate joint ventures                                            27,698                   27,391
        Cash and cash equivalents                                                            10,066                    5,948
        Restricted cash equivalents                                                           6,495                        -
        Notes receivable                                                                          -                      434
        Other assets                                                                          9,593                    6,966
                                                                                 -------------------      --------------------
        Total assets                                                                    $   535,913              $   513,534
                                                                                 ===================      ====================

        LIABILITIES AND SHAREHOLDERS' EQUITY
        Accounts payable and accrued liabilities                                        $     1,177              $     1,499
        Dividend payable                                                                      6,659                    6,479
        Unearned rents                                                                            -                      390
        Long-term debt                                                                      269,505                  244,547
                                                                                 -------------------      --------------------
        Total liabilities                                                                   277,341                  252,915

        Commitments and contingencies                                                             -                        -

        Shareholders' equity
        Common Shares, $.01 par value; 50,000,000 shares authorized; 15,271,121 and 15,195,926 shares issued at September 30, 2001
         and December 31, 2000, respectively                                                    153                      152
        Additional paid-in-capital                                                          279,592                  278,574
        Treasury Stock at cost: 472,200 shares                                               (6,533)                  (6,533)
        Loans to shareholders                                                                (3,525)                  (3,525)
        Non-vested shares                                                                    (1,160)                    (575)
        Distributions in excess of net income                                                (9,955)                  (7,474)
                                                                                 -------------------      --------------------
        Shareholders' equity                                                                258,572                  260,619
                                                                                 -------------------      --------------------
        Total liabilities and shareholders' equity                                      $   535,913              $   513,534
                                                                                 ===================      ====================

                         Entertainment Properties Trust
                        Consolidated Statements of Income
                                   (Unaudited)
                  (Dollars in thousands except per share data)



                                                       Three Months Ended September 30,          Nine Months Ended September 30,
                                                           2001             2000                   2001                2000
                                                       -------------    --------------        ----------------   -----------------
  Rental revenue                                          $  13,651         $ 13,084               $  40,462          $  40,213

  General and administrative expense                            493              393                   2,067              1,382
  Depreciation and amortization                               2,574            2,571                   7,722              7,886
                                                       -------------    --------------        ----------------   -----------------
  Income from operations                                     10,584           10,120                  30,673             30,945

  Interest expense, net                                       5,102            4,840                  14,949             13,896

  Equity in income from joint ventures                          572              576                   1,707              1,501
                                                       -------------    --------------        ----------------   -----------------

  Net income                                              $   6,054         $  5,856               $  17,431          $  18,550
                                                       =============    ==============        ================   =================

  Net income per common share
     Basic                                                $    0.41         $   0.40               $   1.18           $   1.25
     Diluted                                              $    0.41         $   0.40               $   1.18           $   1.25

  Shares used for computation (in thousands):
     Basic                                                   14,742           14,692                  14,715             14,793
     Diluted                                                 14,803           14,728                  14,742             14,829

  Dividends per common share                              $    0.45         $   0.44               $   1.35           $   1.32
                                                       =============    ==============        ================   =================

                         Entertainment Properties Trust
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                        Nine Months Ended September 30,
                                                                                          2001                  2000
                                                                                    -----------------    -------------------
          OPERATING ACTIVITIES
          Net income                                                                     $     17,431           $    18,550
          Adjustments to reconcile net income to net cash
           provided by operating activities
             Depreciation and amortization                                                      7,722                 7,886
             Compensation pertaining to common shares issued to trustees and
                employees                                                                          54                    92
             Increase in other assets                                                          (2,225)                 (656)
             Increase (decrease) in accounts payable and accrued liabilities                     (285)                1,131
             Decrease in unearned rents                                                          (390)                 (150)
                                                                                    -----------------    -------------------
          Net cash provided by operating activities                                            22,307                26,853

          INVESTING ACTIVITIES
          Acquisition of rental properties                                                    (17,415)              (37,027)
          Net proceeds from contribution of rental properties to joint venture                      -                14,596
          Net proceeds from sale of interest in joint venture                                   1,445                     -
          Investment in joint venture                                                          (1,752)                    -
          Acquisition of development properties                                                     -                  (434)
          Development and capitalized costs                                                    (1,136)                    -
                                                                                    -----------------    -------------------
          Net cash used in investing activities                                               (18,858)              (22,865)

          FINANCING ACTIVITIES
          Proceeds from long-term debt facilities                                             150,000                20,175
          Principal payments on long-term debt                                               (123,224)              (14,991)
          Purchase of common stock                                                                  -                (4,405)
          Proceeds from issuance of common stock                                                  119                     -
          Funding of escrow deposits                                                           (6,495)                    -
          Distributions to shareholders                                                       (19,731)              (19,413)
                                                                                    -----------------    -------------------
          Net cash used in financing activities                                                   669               (18,634)
                                                                                    -----------------    -------------------

          Net increase (decrease) in cash and cash equivalents                                  4,118               (14,646)
          Cash and cash equivalents at beginning of period                                      5,948                22,265
                                                                                    -----------------    -------------------
          Cash and cash equivalents at end of period                                     $     10,066           $     7,619
                                                                                    =================    ===================


          SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITY
          Declaration of dividends to common shareholders                                $      6,659           $     6,478
          Transfer of land held for development to rental property                       $        866           $         -
          Contribution of rental property in exchange for equity interest
            in real estate joint ventures                                                $          -           $    18,157
          Exchange of development property in connection with acquisition
            of rental property                                                           $      1,818                     -

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1). ORGANIZATION
Entertainment Properties Trust (the "Company") is a Maryland real estate investment trust (REIT) organized on August 29, 1997. The Company was formed to acquire and develop entertainment properties including megaplex theatres and entertainment-themed retail centers.

2). SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

3). LONG TERM DEBT
On February 14, 2001, the Company completed a $125 million debt private placement, secured by nine megaplex theatre properties, the proceeds of which were used primarily to retire borrowings under the $127 million Bank Credit Facility. The debt carries a stated interest rate at September 30, 2001 of 8.26% and matures on February 12, 2006.

On May 18, 2001, the Company completed a $50 million term debt facility, secured primarily by first mortgages on four megaplex theatre properties. Additional collateral for the facility includes certain land parcels owned by the Company. As of September 30, 2001, $25 million was outstanding on the facility which carries a variable interest rate of 7.1%. The facility has an initial term of three years with two one-year extensions. Proceeds from the facility will be used for additional real estate acquisitions and general operating purposes.

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

On May 11, 2000, the Company completed the formation of a joint venture with Atlantic of Hamburg, Germany ("Atlantic"), whereby the Company contributed the AMC Cantera 30 theatre with a carrying value of $33.5 million in exchange for cash proceeds from mortgage financing of $17.85 million and a 100% interest in the venture. During 2000 and 2001, the Company sold to Atlantic a total of a 16% interest in the venture in exchange for $2.8 million in cash. It is expected that Atlantic will acquire up to an additional 64% interest in the joint venture by selling securities to German investors, with the proceeds of those sales to be contributed to the venture and then paid to the Company in reduction of its interest. The Company accounts for its investment in the real estate joint venture under the equity method of accounting. The joint venture is structured as a limited liability company (LLC).

5). PROPERTY ACQUISITIONS
During the three-month period ended September 30, 2001, the Company executed its purchase option for the acquisition of ground leased land underlying the 24 screen Oakview, NE megaplex theatre which was originally purchased in 1997. The theatre land acquisition was subsequently completed in October 2001 for an aggregate cost of $5.2 million.

6). OPERATING SEGMENT
The Company aggregates the financial information of all its properties into one reportable segment because the properties all have similar economic characteristics and provide similar services to similar types and classes of customers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW
The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this quarterly report on Form 10-Q. The forward-looking statements included in this discussion and elsewhere in this Form 10-Q involve risks and uncertainties, including anticipated financial performance, business prospects, anticipated capital expenditures, industry trends, shareholder returns, performance of leases by tenants and other matters, which reflect management's best judgment based on factors currently known. Actual results and experience could differ materially from the anticipated results and other expectations expressed in the Company's forward-looking statements as a result of a number of factors including but not limited to those discussed in this Item and in Item I "Business - Risk Factors", in the Company's Annual Report of Form 10-K for the year ended December 31, 2000 incorporated by reference herein.

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2000

RENTAL REVENUE - Revenue from property rentals was $13.7 million for the three months ended September 30, 2001 compared to $13.1 million for the three months ended September 30, 2000. The $0.6 million increase resulted from two property acquisitions completed in 2001 ($0.4 million), and from rent increases on existing properties ($0.2 million).

GENERAL AND ADMINISTRATIVE EXPENSE - The Company's general and administrative expenses totaled $0.5 million for the three months ended September 30, 2001 compared to $0.4 million for the same period in 2000. The increase was attributed to increased business development expenses compared to the prior year and increases in property tax accruals.

NET INTEREST EXPENSE - The Company's net interest expense increased to $5.1 million for the three months ended September 30, 2001 from $4.8 million for the three months ended September 30, 2000. The $0.3 million increase in net interest expense resulted from an increase in long-term debt related to financings of property acquisitions made during fiscal 2001.

NET INCOME - Net income for the three months ended September 30, 2001 totaled $6.1 million as compared to $5.9 million for the three months ended September 30, 2000. The increase in net income was resulted from increased rental revenue of $0.6 offset by increases in general and administrative expense ($0.1 million) and the increase in net interest expense ($0.3 million).

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2000

RENTAL REVENUE - Rental revenues totaled $40.5 million for the nine months ended September 30, 2001 compared to $40.2 million for the nine months ended September 30, 2000. Increases in the current period of approximately $1.7 million from rent increases, property acquisitions and additional pad site lease revenue were partially offset by the effect of the contribution of the Cantera 30 property to the Atlantic-EPR joint venture in May 2000 ($1.5 million), which is accounted for under the equity method of accounting whereby the Company's proportional share of net income is recognized as income rather than the actual rental revenue of the underlying properties.

GENERAL AND ADMINISTRATIVE EXPENSE - General and administrative expense totaled $2.1 million and $1.4 million for the nine months ended September 30, 2001 and 2000. The increase of $0.7 million was due primarily to shareholder related expenses incurred in a proxy contest described in Part II - Item 4 "Submission of Matters to a vote of Security Holders".

DEPRECIATION AND AMORTIZATION EXPENSE - Depreciation and amortization expense decreased to $7.7 million for the nine months ended September 30, 2001 compared to $7.9 million for the nine months ended September 30, 2000. The $0.2 million decrease in depreciation and amortization was primarily due to the effect of the contribution of the Cantera 30 property to the Atlantic-EPR joint venture, which is accounted for under the equity method of accounting whereby the Company's proportional share of property depreciation from the joint venture is not included as a direct expense to the Company.

NET INTEREST EXPENSE - Net interest expense totaled $14.9 million for the nine months ended September 30, 2001 compared to net interest expense of $13.9 million for the nine months ended September 30, 2000. The increase of $1.0 million in interest expense resulted from the increase in long-term debt incurred as a result of property acquisitions made during 2001 and fees and expenses associated with the Companies new long-term debt facilities that are amortized through interest expense over the life of the debt.

EQUITY IN INCOME FROM JOINT VENTURES - Joint venture income for the nine months ended September 30, 2001 totaled $1.7 million as compared to $1.5 million for the nine months ended September 30, 2000. The $0.2 million increase in joint venture income was the result of the full nine months of joint venture operations during the current year compared to 5 months of operations in the same period last year.

NET INCOME - Net income for the nine months ended September 30, 2001 totaled $17.4 million as compared to $18.6 million for the nine months ended September 30, 2000. The decline of $1.2 million was primarily the result of higher general and administrative costs ($0.7) and the increase in net interest expense ($1.0 million).

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2001, the Company had $10.1 million in cash and cash equivalents, $6.5 million in restricted cash escrows available to service debt under the Company's $125 million secured mortgage debt issue completed in February, 2001, and secured mortgage indebtedness of approximately $270 million. As of September 30, 2001, the aggregate fixed rate mortgage indebtedness of $245 million had a weighted average coupon rate of 7.6% and the variable rate mortgage indebtedness of $25 million had a weighted average coupon rate of 7.1%.

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

The following tables summarize the Company's FFO for the three and nine month periods ended September 30, 2001 and September 30, 2000 (in thousands):

                                                      Three months ended September 30,          Nine months ended September 30,
                                                          2001             2000                   2001                2000
                                                        -----------     -------------           ------------       -------------
   Net income                                               $6,054            $5,856                $17,431             $18,550
   Real estate depreciation including
    depreciation from unconsolidated joint ventures          2,705             2,709                  8,113               7,980
                                                        -----------     -------------           ------------       -------------
     Funds From Operations                                  $8,759            $8,565                $25,544             $26,530
                                                        ===========     =============           ============       =============




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

                                            ENTERTAINMENT PROPERTIES TRUST

Dated: November 9, 2001                By  /s/ Fred L. Kennon
                                           ---------------------
                                           Fred L. Kennon, Vice President
                                             - Chief Financial Officer
                                                  Treasurer and Controller