Form 10-K
period 2001-12-31
ENTERTAINMENT PROPERTIES TRUST
filed 2002-04-01
CIK 1045450

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2001



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

THE AGGREGATE MARKET VALUE OF THE COMMON SHARES OF BENEFICIAL INTEREST OF THE REGISTRANT HELD BY NON-AFFILIATES ON MARCH 6, 2002, WAS $366,832,731 (BASED ON THE CLOSING SALES PRICE PER SHARE ON THE NEW YORK STOCK EXCHANGE ON MARCH 6, 2002 OF $21.45). AT MARCH 6, 2002, THERE WERE 17,101,759 COMMON SHARES OF BENEFICIAL INTEREST OUTSTANDING.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2002 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A are incorporated by reference in Part III of this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

Investors should review the Risk Factors commencing on page 3 of this Report for a discussion of risks that may impact our financial condition, business or share price.

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

The Company is a self-administered REIT. As of December 31, 2001, the Company's real estate portfolio was comprised primarily of 26 megaplex theatre properties, including one joint venture property, located in eleven states, one entertainment-themed retail center ("ETRC") located in Westminster, Colorado, and land parcels leased to restaurant operators and related properties adjacent to several of its theatre properties. The Company's theatre properties are leased to leading theatre operators, including American Multi-Cinema, Inc. ("AMC"), a subsidiary of AMC Entertainment, Inc. ("AMCE"), Muvico Entertainment LLC ("Muvico"), Edwards Theatre Circuits, Inc. ("Edwards"), Consolidated Theatres ("Consolidated") and Loews Cineplex Entertainment ("Loews").

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

The Company expects the development of megaplex theatres to continue in the United States and abroad for the foreseeable future. With the development of the stadium style megaplex theatre as the preeminent store format for cinema exhibition, the older generation of flat-floor theatres has generally experienced a significant downturn in attendance and performance. As a result of the significant capital commitment involved in building these new properties and the experience and industry relationships of the Company's management, the Company believes it will continue to have opportunities to provide capital to businesses that seek to develop and operate these properties but would prefer to lease rather than own the properties. The Company believes its ability to finance these properties will enable it to continue to grow and diversify its asset base. See Item 7 - "Management's Discussion and Analysis" for a discussion of capital requirements necessary for the Company's continued growth.

BUSINESS OBJECTIVES AND STRATEGIES
The Company's business objectives are to continue to enhance shareholder value by achieving predictable and increasing Funds From Operations ("FFO") per Share (See Item 7 - "Management's Discussion and Analysis - Funds From Operations" for a discussion of FFO), through the acquisition of high-quality properties leased to entertainment and entertainment-related business operators. The Company intends to achieve these objectives by continuing to execute the Growth Strategies, Operating Strategies and Capitalization Strategies described below:

GROWTH STRATEGIES

FUTURE PROPERTIES
The Company intends to pursue acquisitions of high-quality entertainment related properties from operators with a strong market presence. Pursuant to an agreement with AMCE the Company has the right to acquire and lease back to the operator a number of existing and future megaplex theatre properties. See "Tenants and Leases" and "Additional Property Acquisitions" in Item 2 -- "Properties" for a discussion of these agreements.

As a part of the growth strategy, the Company will consider entering into joint ventures with other developers or investors in real estate, developing additional megaplex theatre properties and developing or acquiring entertainment-themed retail centers ("ETRCs") and single-tenant, out-of-home, location-based entertainment and entertainment-related properties.

OPERATING STRATEGIES

LEASE RISK MINIMIZATION
To avoid initial lease-up risks and produce a predictable income stream, the Company typically acquires single-tenant properties that are leased under long-term leases. The Company believes its willingness to make long-term investments in properties offers tenants financial flexibility and allows tenants to allocate capital to their core businesses.

LEASE STRUCTURE
The Company typically structures leases on a triple-net basis under which the tenants bear the principal portion of the financial and operational responsibility for the properties. During each lease term and any renewal periods, the leases typically provide for periodic increases in rent and/or percentage rent based upon a percentage of the tenant's gross sales over a pre-determined level.

TENANT RELATIONSHIPS
The Company intends to continue developing and maintaining long-term working relationships with theatre, restaurant and other entertainment-related business operators and developers by providing capital for multiple properties on a national or regional basis, thereby enhancing efficiency and value to those operators and to the Company.

PORTFOLIO DIVERSIFICATION
The Company will endeavor to further diversify its asset base by property type, geographic location and tenant. In pursuing this diversification strategy, the Company will target theatre, restaurant, retail and other entertainment-related business operators which management views as leaders in their market segments and which have the financial strength to compete effectively and perform under their leases with the Company.

CAPITALIZATION STRATEGIES

USE OF LEVERAGE; DEBT TO TOTAL CAPITALIZATION
The Company seeks to enhance shareholder return through the use of leverage (see "Risk Factors -- "There is risk in using debt to fund property acquisitions" and "We must obtain new financing in order to grow" in item 1, and "Liquidity and Capital Resources" and "Capital Requirements for Additional Acquisitions and Future Growth" in Item 7 -- "Management's Discussion and Analysis"). In addition, the Company has issued and may in the future seek to issue additional equity as circumstances warrant and opportunities to do so become available. The Company expects to maintain a debt to total capitalization ratio (i.e., total debt of the Company as a percentage of shareholder equity plus total debt) of approximately 50% to 55%.

JOINT VENTURES
The Company will examine and pursue potential joint venture opportunities with institutional investors or developers if they are considered to add value to the shareholders. The Company may employ higher leverage in joint ventures (See "Risk Factors -- Joint Ventures may limit flexibility with jointly held investments").

PAYMENT OF REGULAR DISTRIBUTIONS
The Company has paid and expects to continue paying quarterly dividend distributions to its shareholders. Among the factors the Board of Trustees considers in setting the distribution rate are the applicable REIT rules and regulations that apply to distributions, the Company's results of operations, including FFO per Share, and the Company's Cash Available for Distribution. The Company expects to periodically increase distributions as FFO and Cash Available for Distribution increase and as other considerations and factors warrant. See "Risk Factors -- We cannot assure you we will continue paying dividends at historical rates" in Item 1 of this Form 10-K.

COMPETITION
The Company competes for real estate financing opportunities with other companies that invest in real estate, as well as traditional financial sources such as banks and insurance companies. While the Company was the first publicly traded REIT formed to specialize in entertainment-themed properties, other REITs have sought and may continue to seek to finance entertainment properties as new megaplex theatres, ETRCs and related restaurant and retail properties are developed or become available for acquisition.

EMPLOYEES
As of December 31, 2001, the Company had six full time employees.

RISK FACTORS

There are many risks and uncertainties that can affect our future business, financial performance or share price. Some of these are beyond our control. Here is a brief description of some of the important factors which could cause our future business, operating results, financial condition or share price to be materially different than our expectations. This discussion includes a number of forward-looking statements. You should refer to the description of the qualifications and limitations on forward-looking statements on page 15 of this report.

          RISKS THAT MAY IMPACT OUR FINANCIAL CONDITION OR PERFORMANCE

WE COULD BE ADVERSELY AFFECTED BY A TENANT'S BANKRUPTCY
If a tenant becomes bankrupt or insolvent, that could diminish the income we expect from that tenant's leases. We may not be able to evict a tenant solely because of its bankruptcy. On the other hand, a bankruptcy court might authorize the tenant to terminate its leases with us. If that happens, our claim against the bankrupt tenant for unpaid future rent would be subject to statutory limitations that might be substantially less than the remaining rent owed under the leases. In addition, any claim we have for unpaid past rent would likely not be paid in full.

The development of megaplex movie theatres has rendered many older multiplex theatres obsolete. To the extent our tenants own a substantial number of multiplexes, they have been, or may in the future be, required to take significant charges against earnings resulting from this obsolescence. Megaplex theatre operators have also been and could in the future be adversely affected by any overbuilding of megaplex theatres in their markets and the cost of financing, building and leasing megaplex theatres. Two of our tenants, Edwards Theatre Circuit, Inc. and Loews Cineplex Entertainment, have filed for bankruptcy reorganization, as have other theatre operators.

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

A SINGLE TENANT REPRESENTS A SUBSTANTIAL PORTION OF OUR LEASE REVENUES Approximately 69% of our megaplex theatre properties are leased to AMC, one of the nation's largest movie exhibition companies. Our property and lease concentration with AMC will increase as a result of several current and planned theatre acquisitions and leases to AMC. AMCE has guaranteed AMC's performance under the leases. We have diversified and expect to continue to diversify our real estate portfolio by entering into lease transactions with a number of other leading theatre operators. Nevertheless, our revenues and our continuing ability to pay shareholder dividends remain substantially dependent on AMC's performance under its leases and AMCE's performance under its guaranty. It is also possible, although not verifiable, that some theatre operators may be reluctant to lease from us because of our strong relationship with AMC.

We believe AMC occupies a stronger position when compared with other theatre operators and we intend to continue acquiring and leasing back AMC theatres. However, if for any reason AMC failed to perform under its lease obligations and AMCE did not perform under its guaranty, we could be required to reduce or suspend our shareholder dividends and may not have sufficient funds to support operations until substitute tenants are obtained. If that happened, we cannot predict when or whether we could obtain substitute quality tenants on acceptable terms. Peter C. Brown, the Chairman of our Board of Trustees, is Chairman of AMCE. The Company believes the lease terms between the Company and AMC are comparable to those available from other tenants of comparable credit quality. Mr. Brown does not participate in discussions between the Company and AMC regarding acquisitions of AMC properties or lease terms concerning AMC properties.

THERE IS RISK IN USING DEBT TO FUND PROPERTY ACQUISITIONS
We have used leverage to acquire properties and expect to continue to do so in the future. Although the use of leverage is common in the real estate industry, our use of debt to acquire properties does expose us to some risks. If a significant number of our tenants fail to make their lease payments and we don't have sufficient cash to pay principal and interest on the debt, we could default on our debt obligations. Our debt financing is secured by mortgages on most of our properties. If we fail to meet our mortgage payments, the lenders could declare a default and foreclose on those properties.

A PORTION OF OUR SECURED DEBT HAS "HYPER-AMORTIZATION" PROVISIONS WHICH MAY REQUIRE US TO REFINANCE THE DEBT OR SELL THE PROPERTIES SECURING THE DEBT PRIOR TO MATURITY
As of December 31, 2001, we had approximately $100 million outstanding under secured mortgage arrangements which contain "hyper-amortization" features, in which the principal payment schedule is rapidly accelerated, and our principal payments are substantially increased, after a period of time but prior to the maturity date of the loan. We undertook this debt on the assumption that we can refinance the debt when these hyper-amortization payments become due. If we cannot obtain acceptable refinancing at the appropriate time, the hyper-amortization payments will require substantially all of the revenues from those properties securing the debt to be applied to the debt repayment, which would substantially reduce our dividend rate and could adversely affect our financial condition and liquidity.

WE MUST OBTAIN NEW FINANCING IN ORDER TO GROW
As a REIT, we are required to distribute at least 90% of our net income to shareholders in the form of dividends. This means we are limited in our ability to use internal capital to acquire properties and must continually raise new capital in order to continue to grow and diversify our real estate portfolio. Our ability to raise new capital depends in part on factors beyond our control, including conditions in equity and credit markets, conditions in the cinema exhibition industry and the performance of real estate investment trusts generally. We continually consider and evaluate a variety of potential transactions to raise additional capital, but we cannot assure that attractive alternatives will always be available to us, nor that our share price will increase or remain at a level that will permit us to continue to raise equity capital privately or publicly.

IF WE FAIL TO QUALIFY AS A REIT, WE WOULD BE TAXED AS A CORPORATION, WHICH WOULD SUBSTANTIALLY REDUCE FUNDS AVAILABLE FOR PAYMENT OF DIVIDENDS TO OUR SHAREHOLDERS If we fail to qualify as a REIT for federal income tax purposes, we will be taxed as a corporation. We are organized and believe we qualify as a REIT, and intend to operate in a manner that will allow us to continue to qualify as a REIT. However, we cannot assure you that we will remain qualified in the future. This is because qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code on which there are only limited judicial and administrative interpretations, and depends on facts and circumstances not entirely within our control. In addition, future legislation, new regulations, administrative interpretations or court decisions may significantly change the tax laws, the application of the tax laws to our qualification as a REIT or the federal income tax consequences of that qualification.

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

                  RISKS THAT APPLY TO OUR REAL ESTATE BUSINESS

THERE ARE RISKS ASSOCIATED WITH OWNING AND LEASING REAL ESTATE
Although our lease terms obligate the tenants to bear substantially all of the costs of operating the properties, investing in real estate involves a number of risks, including:

    - The risk that tenants will not perform under their leases, reducing our income from the leases or requiring us to assume the cost of performing obligations (such as taxes, insurance and maintenance) that are the tenant's responsibility under the lease

    - The risk that changes in economic conditions or real estate markets may adversely affect the value of our properties o The risk that local conditions (such as oversupply of megaplex theatres or other entertainment-related properties) could adversely affect the value of our properties

    -    We may not always be able to lease properties at favorable rates

    - We may not always be able to sell a property when we desire to do so at a favorable price o Changes in tax, zoning or other laws could make properties less attractive or less profitable

If a tenant fails to perform on its lease covenants, that would not excuse us from meeting any debt obligation secured by the property and could require us to fund reserves in favor of our lenders, thereby reducing funds available for payment of dividends. We cannot be assured that tenants will elect to renew their leases when the terms expire. If a tenant does not renew its lease or if a tenant defaults on its lease obligations, there is no assurance we could obtain a substitute tenant on acceptable terms. If we cannot obtain another quality movie exhibitor to lease a megaplex theatre property, we may be required to modify the property for a different use, which may involve a significant capital expenditure and a delay in re-leasing the property.

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

JOINT VENTURES MAY LIMIT FLEXIBILITY WITH JOINTLY OWNED INVESTMENTS
We may acquire or develop properties in joint ventures with third parties when those transactions appear desirable. We would not own the entire interest in any property acquired by a joint venture. If we have a dispute with a joint venture partner, we may feel it necessary or become obligated to acquire the partner's interest in the venture. However, we cannot assure you that the price we would have to pay or the timing of the acquisition would be favorable to us. If we own less than a 50% interest in any joint venture, or if the venture is jointly controlled, the assets and financial results of the joint venture may not be reportable by us on a consolidated basis. To the extent we owe commitments to, or are dependant on, any such "off-balance sheet" arrangements, or if those arrangements or their properties or leases are subject to material contingencies, our liquidity, financial condition and operating results could be adversely affected by those off-balance sheet arrangements.

WE FACE ADDITIONAL RISKS IF WE DEVELOP PROPERTIES
Our entertainment-themed retail center development in Westminster, Colorado and similar properties we may seek to develop in the future involve risks not typically encountered in the purchase and lease-back of megaplex theatres which are developed by the operator. The ownership or development of retail centers could expose us to the risk that a sufficient number of suitable tenants may not be found to enable the center to operate profitably and provide a return to us. Retail centers are also subject to fluctuations in occupancy rates, which could affect our operating results.

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

MARKET PRICES FOR OUR SHARES MAY BE AFFECTED BY PERCEPTIONS ABOUT THE FINANCIAL HEALTH OR SHARE VALUE OF OUR TENANTS OR THE PERFORMANCE OF REIT STOCKS GENERALLY.
To the extent any of our tenants or other movie exhibitors report losses or slower earnings growth, take charges against earnings resulting from the obsolescence of multiplex theatres or enter bankruptcy proceedings, the market price for our shares could be adversely affected. The market price for our shares could also be affected by any weakness in movie exhibitor stocks generally. We believe these trends had an adverse impact on our share price during 2001 and 2000 and could have an adverse impact in the future if those trends persist in the cinema exhibition industry.

LIMITS ON CHANGES IN CONTROL MAY DISCOURAGE TAKEOVER ATTEMPTS WHICH MAY BE BENEFICIAL TO OUR SHAREHOLDERS
There are a number of provisions in our Declaration of Trust, Maryland law and agreements we have with others which could make it more difficult for a party to make a tender offer for our shares or complete a takeover of EPR which is not approved by our Board of Trustees. These include:

    - A staggered Board of Trustees that can be increased in number without shareholder approval

    - A limit on beneficial ownership of our shares, which acts as a defense against a hostile takeover or acquisition of a significant or controlling interest, in addition to preserving our REIT status

    - The ability of the Board of Trustees to issue preferred shares or reclassify preferred or common shares without shareholder approval

    -    Limits on the ability of shareholders to remove trustees without cause
         o Requirements for advance notice of shareholder proposals at annual shareholder meetings

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

ITEM 2.  PROPERTIES

As of December 31, 2001, the Company's real estate portfolio consisted of 26 megaplex theatre properties (including one joint venture), one entertainment-themed retail center ("ETRC"), and eight restaurant and retail locations. Except as otherwise noted, all of the real estate investments listed below are owned or ground leased directly by the Company. The following table lists the Company's properties, their locations, acquisition dates, number of theatre screens, number of seats, gross square footage, and the tenant.

                                                   Acquisition                         Building
Property                       Location                Date      Screens    Seats     (gross sq. ft)      Tenant
--------                       --------                ----      -------    -----     --------------      ------

MEGAPLEX THEATRE PROPERTIES
Grand 24 (3)                   Dallas, TX                11/97       24      5,067        98,175                AMC
Mission Valley 20 (1) (3)      San Diego, CA             11/97       20      4,361        84,352                AMC
Promenade 16 (3)               Los Angeles, CA           11/97       16      2,860       129,822                AMC
Ontario Mills 30 (3)           Los Angeles, CA           11/97       30      5,469       131,534                AMC
Lennox 24 (1) (3)              Columbus, OH              11/97       24      4,412        98,261                AMC
West Olive 16 (3)              St. Louis, MO             11/97       16      2,817        60,418                AMC
Studio 30 (3)                  Houston, TX               11/97       30      6,032       136,154                AMC
Huebner Oaks 24 (3)            San Antonio, TX           11/97       24      4,400        96,004                AMC
First Colony 24 (1) (6)        Houston, TX               11/97       24      5,098       107,690                AMC
Oakview 24 (1) (6)             Omaha, NE                 11/97       24      5,098       107,402                AMC
Leawood Town Center 20(6)      Kansas City, MO           11/97       20      2,995        75,224                AMC
Gulf Pointe 30 (2) (6)         Houston, TX                2/98       30      6,008       130,891                AMC
South Barrington 30 (6)        Chicago, IL                3/98       30      6,210       130,891                AMC
Cantera 30 (2) (5)             Chicago, IL                3/98       30      6,210       130,757                AMC
Mesquite 30 (2) (6)            Dallas, TX                 4/98       30      6,008       130,891                AMC
Hampton Town Center 24(6)      Norfolk, VA                6/98       24      5,098       107,396                AMC
Raleigh Grand 16 (4)           Raleigh, NC                8/98       16      2,596        51,450       Consolidated
Pompano 18 (4)                 Pompano Beach, FL          8/98       18      3,424        73,637             Muvico
Paradise 24 (6)                Davie, FL                 11/98       24      4,180        96,497             Muvico
Boise Stadium (1) (4)          Boise, ID                 12/98       20      4,734       140,300            Edwards
Aliso Viejo 20(6)              Los Angeles, CA           12/98       20      4,352        98,557            Edwards
Westminster 24 (7)             Westminster, CO            6/99       24      4,812       107,000                AMC
Woodridge 18 (2) (8)           Woodridge, IL              6/99       18      4,343        80,600              Loews
Tampa Palms 20 (8)             Tampa, FL                  6/99       20      4,200        83,000             Muvico
Palm Promenade 24 (8)          San Diego, CA              1/00       24      4,577        88,610                AMC
Crossroads 20 (8)              Raleigh, NC                1/00       20      3,936        77,475       Consolidated
                                                                   ----   --------     ----------
        Subtotal Megaplex Theatres                                  600    119,297      2,652,988


RETAIL AND RESTAURANT PROPERTIES
Westminster Promenade          Westminster, CO           10/98        -          -        140,000       Multi-Tenant
Pompano Kmart (8)              Pompano Beach, FL         11/98        -          -         80,540              Kmart
Nickels Restaurant (8)         Pompano Beach, FL         11/98        -          -          5,600            Nickels
On-The-Border (8)              Dallas, TX                 1/99        -          -          6,580           Brinkers
Bennigan's (8)                 Houston, TX                5/00        -          -          6,575              S & A
Bennigan's (8)                 Dallas, TX                 5/00        -          -          6,575              S & A
Texas Land & Cattle (8)        Houston, TX                5/00        -          -          6,600      Tx.C.C., Inc.
Texas Roadhouse (8)            Dallas, TX                 1/99        -          -          6,000       TX Roadhouse
Roadhouse Grill (8)            Atlanta, GA                8/00        -          -          6,850    Roadhouse Grill
                                                                   ----      -----      ---------
         Subtotal                                                     -          -        265,320
Total                                                               600    119,297      2,918,308
                                                                    ===    =======      =========

(1) Third party ground leased property. Although the Company is the tenant under the ground leases and has assumed responsibility for performing the obligations thereunder, pursuant to the Leases, the theatre tenants are responsible for performing the Company's obligations under the ground leases.
(2) In addition to the theatre property itself, the Company has acquired land parcels adjacent to the theatre property, which the Company has or intends to ground lease or sell to restaurant or other entertainment themed operators.
(3)    Property is included as security for a $105 million mortgage facility.
(4)    Property is included as security for a $20 million mortgage facility.
(5)    Property is included in the Atlantic-EPR joint venture.
(6)    Property is included as security for a $125 million mortgage facility.
(7)    Property is included as security for a $17 million mortgage.
(8)    Property is included as security for a $75 million credit facility.

OFFICE LOCATION. The Company's executive office is located in Kansas City, Missouri and is leased from a third party landlord. The office occupies approximately 5,200 square feet with annual rentals of $115,000.

TENANTS AND LEASES
The Company's existing leases on rental property (on a consolidated basis - excluding joint venture property) provide for aggregate annual rentals of approximately $60.1 million (not including rent escalations or percentage rent). The megaplex theatre Leases have an average remaining base term lease life of 13 years and may be extended for predetermined extension terms at the option of the tenant. The Leases are typically triple-net leases that require the tenant to pay substantially all expenses associated with the operation of the Properties, including taxes, other governmental charges, insurance, utilities, service, maintenance and any ground lease payments.

ADDITIONAL PROPERTY ACQUISITIONS
The following table lists the rental properties acquired during 2001:

  PROPERTY                             LOCATION            TENANT
  --------                             --------            ------
  Palm Promenade Land parcel           San Diego, CA       AMC
  Woodridge Land Parcel                Chicago, IL         Loews
  Oakview  Land Parcel                 Omaha, NE           AMC

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

                                                              Share Price
                                                              -----------                    Declared
                                                          High           Low               Distribution
                                                          ----           ---               ------------
                         2001
                         Fourth Quarter                   $19.68         $15.85                $0.45
                         Third Quarter                    $18.65         $15.60                 0.45
                         Second Quarter                   $18.64         $13.85                 0.45
                         First Quarter                    $15.00         $11.25                 0.45

                         2000
                         Fourth Quarter                   $12.25         $10.5625              $0.44
                         Third Quarter                    $14.625        $10.4375               0.44
                         Second Quarter                   $15.00         $12.50                 0.44
                         First Quarter                    $14.4375       $11.1275               0.44

At March 6, 2002, there were approximately 7,176 holders of record of the Company's Shares.

The Company declared quarterly distributions to shareholders aggregating $1.80 per Share in 2001 and $1.76 per Share in 2000.

While the Company intends to continue paying regular quarterly dividends, future dividend declarations will be at the discretion of the Board of Trustees and will depend on the actual cash flow of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code, debt covenants and other factors the Board of Trustees deems relevant. The actual cash flow available to pay dividends may be affected by a number of factors, including the revenues received from rental properties, the operating expenses of the Company, interest expense on Company borrowings, the ability of lessees to meet their obligations to the Company and any unanticipated capital expenditures (See "Risk Factors -- We cannot assure you we will continue paying dividends at historical rates," in Item 1, and "Liquidity and Capital Resources" in Item 7 -- "Management's Discussion and Analysis").

ITEM 6.  SELECTED FINANCIAL DATA

                                           Year Ended     Year Ended      Year Ended     Year Ended   Period Ended
                                         December 31,   December 31,    December 31,   December 31,    December 31,
                                            2001           2000            1999           1998            1997
                                            ----           ----            ----           ----            ----
Rental revenue                                $54,667        $53,287         $48,319        $35,031        $  1,887

Depreciation and amortization                  10,449         10,460           9,982          7,280             659

Income from operations                         41,711         40,977          36,158         25,699             855

Interest expense (income)                      20,334         18,909          13,278          6,461            (587)

Equity in income from joint ventures            2,203          2,104             333             -                -

Net income                                     23,580         24,172          23,213         19,238           1,442

Net income per common Share:
   Basic                                        $1.60          $1.63           $1.60          $1.39           $0.10
   Diluted                                       1.60           1.63            1.60           1.39            0.10

Weighted average number of common
Shares outstanding
   Basic                                       14,715         14,786          14,516         13,802          13,800
   Diluted                                     14,783         14,810          14,552         13,880          13,860


Cash dividends declared per Share               $1.80          $1.76           $1.68          $1.60           $0.18


                                        December 31,   December 31,    December 31,   December 31,    December 31,
                                            2001           2000            1999           1998            1997
                                            ----           ----            ----           ----            ----
Net real estate investments                  $530,280       $472,795        $478,706       $455,997        $213,812

Total assets                                  583,351        513,534         516,291        464,371         259,488

Dividends payable                               6,659          6,479           6,273          5,545           2,495

Long-term debt                                314,766        244,547         238,737        206,037               0

Total liabilities                             325,223        252,915         249,904        215,809           8,262

Shareholders' equity                          258,128        260,619         266,387        248,562         251,226

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company included in this Annual Report on Form 10-K. The forward-looking statements included in this discussion and elsewhere in this Form 10-K involve risks and uncertainties, including anticipated financial performance, business prospects, industry trends, shareholder returns and other matters, which reflect management's best judgment based on factors currently known. Actual results and experience could differ materially from the anticipated results and other expectations expressed in the Company's forward-looking statements as a result of a number of factors, including but not limited to those discussed in this Item and in Item 1 "Business - Risk Factors".

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying Consolidated Financial Statements and related notes. In preparing these financial statements, management has made its best estimates and assumptions that affect the reported assets and liabilities. The most significant assumptions and estimates relate to revenue recognition, depreciable lives of the real estate and the valuation of real estate. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates.

REVENUE RECOGNITION
Base rents are recognized on a straight-line basis over the term of the lease, and the base rent escalation is recognized when earned. Base rent escalation in most of our leases is dependent upon increases in the Consumer Price Index
(CPI) and accordingly, management does not include any future base rent escalation amounts in current revenue. Most of our leases provide for percentage rents based upon the level of sales achieved by the lessee. These percentage rents are recognized once the required sales level is achieved.

REAL ESTATE USEFUL LIVES
Land, buildings and leasehold improvements are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are provided on the straight-line method over the useful lives of the assets, as follows:

Buildings                40 years
Leasehold improvements   Terms of lease or useful lives, whichever is shorter

The Company is required to make subjective assessments as to the useful lives of its properties for the purposes of determining the amount of depreciation to reflect on an annual basis with respect to those properties. These assessments have a direct impact on the Company's net income.

IMPAIRMENT OF REAL ESTATE VALUES
On a periodic basis, management assesses if the value of the real estate properties may be impaired. A property value is considered impaired only if management's estimate of current and projected operating cash flows (undiscounted and without interest charges) of the property over its remaining useful life is less than the net carrying value of the property. To the extent impairment has occurred, the carrying value of the property would be written down to an amount to reflect the fair value of the property. The Company is required to make subjective assessments as to whether there are impairments in the value of its real estate properties and other investments. Management's estimates of impairment in the value of real estate have a direct impact on the Company's net income.

RESULTS OF OPERATIONS
This discussion of the results of operations compares the year ended December 31, 2001 with the year ended December 31, 2000 and the year ended December 31, 2000 with the year ended December 31, 1999.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

Rental revenues increased $1.4 million, or 2.6%, to $54.7 million for the year ended December 31, 2001, as compared to $53.3 million for the year ended December 31, 2000. This increase resulted from the combined effect of (i) the acquisition of 3 properties in 2001 providing incremental revenues of $1.0 million, (ii) the full-year impact of 2 properties acquired in early 2000 providing incremental revenues of $0.2 million and (iii) base rent increases and percentage rent increases at 17 megaplex theatre properties of $0.2 million.

General and administrative expense increased $0.7 million to $2.5 million for the year ended December 31, 2001 as compared to $1.9 million for the year ended December 31, 2000. The increase was due to (i) approximately $0.6 million in non-recurring costs incurred by the Company in a successful proxy contest during the first half of 2001 and (ii) cost increases over several categories of general corporate expenses ($0.1 million).

Depreciation and amortization expense decreased $0.1 million to $10.4 million for the year ended December 31, 2001 as compared to $10.5 million for the year ended December 31, 2000. The decrease resulted from the full year impact of the contribution of the Cantera, IL, megaplex theatre property to the Atlantic joint venture in 2000, which is a non-consolidated joint venture.

Net interest expense increased $1.4 million to $20.3 million for the year ended December 31, 2001, as compared to $18.9 million for the year ended December 31, 2000. The increase in interest expense during 2001 resulted from an increase in debt related to property acquisitions completed in 2001.

Net income for the year ended December 31, 2001 declined by $0.6 million to $23.6 million or $1.60 per diluted Share. For the year ended December 31, 2000, net income was $24.2 million or $1.63 per diluted Share. The decrease in net income for 2001 was almost entirely due to the costs incurred in the successful proxy contest.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $24.6 million at December 31, 2001. In addition, the Company had restricted cash of $6.5 million available for debt service in connection with the $122.7 million mortgage debt due in February 2006.

Mortgage Debt and Credit Facilities

As of December 31, 2001, we had total debt outstanding of $314.8 million. All of our debt was mortgage debt secured by substantially all of our rental properties. Of this debt, $54.0 million was variable rate debt and $260.8 million was fixed rate debt. The $314.8 million aggregate principal amount of indebtedness had a weighted average interest rate of 7.4% as of December 31, 2001. All of our debt is described in footnote 6 in the "Notes to Consolidated Financial Statements" in this Form 10-K.

At December 31, 2001 we had $54 million outstanding under our $75 million credit facility. The remaining $21 million available to borrow under that facility is subject to the Company providing specific properties, owned by the Company, as collateral security in exchange for borrowing the remaining $21 million.

Liquidity Requirements

Short-term liquidity requirements consist primarily of normal recurring corporate operating expenses, debt service requirements and distributions to shareholders. On March 15, 2002, the Board of Trustees approved a 5.6% increase in its quarterly cash dividend to $0.475 per Share for the first quarter of 2002 payable on April 16, 2002 to shareholders of record as of March 28, 2002. At December 31, 2001, the Company had no unfunded acquisition or development commitments. We anticipate that our cash on hand and cash from operations will provide adequate liquidity to conduct operations, fund administrative and operating costs and interest and principal payments on its debt, and allow distributions to the Company's shareholders and avoidance of corporate level federal income or excise tax in accordance with Internal Revenue Code requirements for qualification as a REIT.

Long-term liquidity requirements at December 31, 2001 consisted primarily of maturities of long-term debt. Aggregate annual principal maturities of mortgage debt as of December 31, 2001 are as follows (in thousands):

                 For the year ended December 31,
                 2002                  $  5,119
                 2003                     5,492
                 2004                    59,851
                 2005                    24,849
                 2006                   111,695
                 Thereafter             107,760
                                       --------
                 Total                 $314,766
                                       ========

We anticipate that long-term liquidity requirements will also include amounts for acquisition of properties. We expect to meet long-term liquidity requirements through long-term borrowings and other debt and equity financing alternatives. The availability and terms of any such financing will depend upon market and other conditions. We have completed two financing events subsequent to December 31, 2001 that relate to our long-term liquidity as follows:

     On February 8, 2002, the Company completed the sale of 2.3 million common Shares for net proceeds of approximately $43 million. The proceeds from the offering are anticipated to be used to fund the Company's 2002 property acquisitions plan.

     On March 12, 2002, the Company received a commitment for a $50 million secured revolving credit facility. The Company will use the credit facility to fund property acquisitions expected to be completed during 2002.

There can be no assurance that we will be able to obtain such financing in the future (See "We must obtain new financing in order to grow", and "Risks that may affect the market price of our Shares" under "Risk Factors").

At December 31, 2001, the Company has an investment interest in one non-consolidated real estate joint venture, The Atlantic-EPR partnership which is accounted for under the equity method of accounting. (see footnote #4 "Real Estate Joint Venture" in the Notes to Consolidated Financial Statements in this Form 10-K). We do not anticipate any material impact on our liquidity as a result of any commitments involving that joint venture.

FUNDS FROM OPERATIONS
The Company believes that to facilitate a clear understanding of the historical consolidated operating results, FFO should be examined in conjunction with net income as presented in the Consolidated Financial Statements. FFO is considered by management as an appropriate measure of the performance of an equity REIT because it is predicated on cash flow analysis, which management believes is more reflective of the value of real estate companies, such as the Company, rather than a measure predicated on net income, which includes non-cash expenses, such as depreciation. FFO is generally defined as net income plus certain non-cash items, primarily depreciation of real estate properties. FFO is not a concept under Generally Accepted Accounting Principles (GAAP) and is generally higher than GAAP net income because depreciation expense is not deducted when computing FFO.

Comparison of our presentation of FFO, using the definition adopted by the National Association of Real Estate Investment Trusts (NAREIT), to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs.

The following table summarizes the Company's FFO for the years ended December 31, 2001 and December 31, 2000 (in thousands):


                                            Year ended             Year ended
                                        December 31, 2001      December 31, 2000
         Net Income                          $23,580                $24,172
         Real estate depreciation             10,852                 10,737
                                             -------                ------
              FFO                            $34,432                $34,909
                                             =======                =======

INFLATION
Investments by the Company are financed with a combination of equity and secured mortgage indebtedness. During inflationary periods, which are generally accompanied by rising interest rates, the Company's ability to grow may be adversely affected because the yield on new investments may increase at a slower rate than new borrowing costs.

All of the Company's megaplex theatre leases provide for base and participating rent features. To the extent inflation causes tenant revenues at the Company's properties to increase over baseline amounts, the Company would participate in those revenue increases through its right to receive annual percentage rent. The Company's leases also generally provide for escalation in base rents in the event of increases in the Consumer Price Index, with a limit of 2% per annum, or fixed periodic increases.

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

The following table presents the principal amounts, weighted average interest rates, and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes as of December 31:

                        Expected Maturities (in millions)

DECEMBER 31, 2001                       2002            2003            2004          2005          2006    Thereafter
-----------------                       ----            ----            ----          ----          ----    ----------
Fixed rate debt                         $5.1            $5.5            $5.9         $24.8        $111.7        $107.8
Average interest rate                   7.6%            7.6%            7.6%          8.0%          7.9%          6.9%

Variable rate debt                        $-             $ -             $54           $ -           $ -           $ -
Average interest rate
 (as of December 31, 2001)                 -               -            6.2%             -             -             -

DECEMBER 31, 2000                       2001            2002            2003          2004          2005    Thereafter
-----------------                       ----            ----            ----          ----          ----    ----------
Fixed rate debt                         $4.8            $1.6            $1.8          $1.9         $20.5         $94.9
Average interest rate                   7.0%            7.0%            7.0%          7.0%          7.0%          7.0%

Variable rate debt                      $119              $-             $ -           $ -           $ -           $ -
Average interest rate
 (as of December 31, 2000)              9.5%               -               -             -             -             -


As the table incorporates only those exposures that existed as of December 31, 2001, it does not consider exposures or positions that have arisen or could arise after that date. For discussion of interest rate hedges we have acquired, see note 10 to the financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                         Entertainment Properties Trust


                                    CONTENTS

Report of Independent Auditors................................................20



Audited Financial Statements

Consolidated Balance Sheets ..................................................21
Consolidated Statements of Income ............................................22
Consolidated Statements of Changes in Shareholders' Equity ...................23
Consolidated Statements of Cash Flows ........................................24
Notes to Consolidated Financial Statements ...................................25



Financial Statement Schedule

Schedule III - Real Estate and Accumulated Depreciation ......................35

                         Report of Independent Auditors

The Board of Trustees
Entertainment Properties Trust

We have audited the accompanying consolidated balance sheets of Entertainment Properties Trust (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at
Item 14(d). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Entertainment Properties Trust at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                                               Ernst & Young LLP

Kansas City, Missouri
March 28, 2002

                         Entertainment Properties Trust
                           Consolidated Balance Sheets
                 (In thousands except share and per share data)

                                                                                       DECEMBER 31
                                                                                  2001                 2000
                                                                          ------------------    ----------------
ASSETS
Rental properties, net                                                         $515,972             $460,537
Land held for development                                                        14,308               12,258
Investment in joint ventures                                                     12,479               27,391
Cash and cash equivalents                                                        24,590                5,948
Restricted cash                                                                   6,495                    -
Notes receivable                                                                      -                  434
Other assets                                                                      9,507                6,966
                                                                          ------------------    ----------------
Total assets                                                                   $583,351             $513,534
                                                                          ==================    ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Accounts payable and accrued liabilities                                   $    1,843           $    1,499
  Dividends payable                                                               6,659                6,479
  Unearned rents                                                                  1,955                  390
  Long-term debt                                                                314,766              244,547
                                                                          ------------------    ----------------
Total liabilities                                                               325,223              252,915

Commitments and contingencies                                                         -                    -

Shareholders' equity
  Common shares, $.01 par value; 50,000,000 shares
   authorized; 15,270,392 and 15,195,926 shares issued in
     2001 and 2000, respectively                                                    153                  152
  Preferred shares, $.01 par value; 5,000,000 shares
     authorized;  no shares issued or outstanding                                     -                    -
  Additional paid-in-capital                                                    279,603              278,574
  Treasury shares, at cost: 472,200 shares in 2001 and 2000                      (6,533)              (6,533)
  Loans to shareholders                                                          (3,525)              (3,525)
  Non-vested shares                                                              (1,105)                (575)
  Distributions in excess of net income                                         (10,465)              (7,474)
                                                                          ------------------    ----------------
Shareholders' equity                                                            258,128              260,619
                                                                          ------------------    ----------------
Total liabilities and shareholders' equity                                     $583,351             $513,534
                                                                          ==================    ================


See accompanying notes.

                         Entertainment Properties Trust
                        Consolidated Statements of Income
                      (In thousands except per share data)


                                                             YEAR ENDED DECEMBER 31,
                                                         2001        2000         1999
                                                         ----        ----         ----

Rental revenue                                          $ 54,667    $ 53,287    $ 48,319

General and administrative expense                         2,507       1,850       2,179
Depreciation and amortization                             10,449      10,460       9,982
                                                        --------      ------    --------
Income from operations                                    41,711      40,977      36,158

Interest expense                                          20,334      18,909      13,278

Income from joint venture                                  2,203       2,104         333
                                                        --------    --------    --------

Net income                                              $ 23,580    $ 24,172    $ 23,213
                                                        ========    ========    ========


Basic and diluted net income per common share             $1.60        $1.63       $1.60
                                                        =======     ========    ========

Shares used for computation:
   Basic                                                  14,715      14,786      14,516
   Diluted                                                14,783      14,810      14,552

See accompanying notes.

                         ENTERTAINMENT PROPERTIES TRUST
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (In thousands)

                                                                  COMMON STOCK    ADDITIONAL PAID-IN    TREASURY
                                                                SHARES     PAR          CAPITAL          SHARES
                                                               --------------------------------------------------
Balance at December 31, 1998                                     13,862      $139           $255,756          $-
Issuance of common stock                                          1,200        12             20,905           -
Shares issued to Directors                                            3         -                 54           -
Issuance of stock grant                                              18         -                298           -
Amortization of stock grant                                           -         -                 -            -
Net income                                                            -         -                 -            -
Shares issued in Dividend Reinvestment Plan                           8         -                113           -
Purchase of treasury stock                                            -         -                 -       (2,136)
Dividends to common shareholders ($1.68 per share)                    -         -                 -            -
                                                               --------------------------------------------------
Balance at December 31, 1999                                     15,091       151            277,126      (2,136)
Loans to officers                                                    80         1              1,124           -
Shares issued to Directors                                            4         -                 59           -
Issuance of stock grant                                              21         -                265           -
Amortization of stock grant                                           -         -                  -           -
Net income                                                            -         -                  -           -
Purchase of treasury stock                                            -         -                  -      (4,397)
Dividends to common shareholders ($1.76 per share)                    -         -                  -           -
                                                               --------------------------------------------------
Balance at December 31, 2000                                     15,196       152            278,574      (6,533)
Shares issued to Directors                                            3         -                 54           -
Issuance of stock grant                                              64         1                857           -
Amortization of stock grant                                           -         -                  -           -
Net income                                                            -         -                  -           -
Shares issued in Dividend Reinvestment Plan                           7         -                118           -
Dividends to common shareholders ($1.80 per share)                    -         -                  -           -
                                                               --------------------------------------------------
Balance at December 31, 2001                                     15,270      $153           $279,603     $(6,533)
                                                               ==================================================


                                                        LOANS TO      NON-VESTED   DISTRIBUTIONS IN EXCESS
                                                      SHAREHOLDERS      SHARES          OF NET INCOME           TOTAL
                                                    ----------------------------------------------------------------------
Balance at December 31, 1998                               $(2,400)       $(940)           $(3,993)            $248,562
Issuance of common stock                                         -            -                 -                20,917
Shares issued to Directors                                       -            -                 -                    54
Issuance of stock grant                                          -         (238)                -                    60
Amortization of stock grant                                      -          373                 -                   373
Net income                                                       -            -             23,213               23,213
Shares issued in Dividend Reinvestment Plan                      -            -                 -                   113
Purchase of treasury stock                                       -            -                 -                (2,136)
Dividends to common shareholders ($1.68 per share)               -            -            (24,769)             (24,769)
                                                    ----------------------------------------------------------------------
Balance at December 31, 1999                                (2,400)        (805)            (5,549)             266,387
Loans to officers                                           (1,125)           -                 -                     -
Shares issued to Directors                                       -            -                 -                    59
Issuance of stock grant                                          -         (220)                -                    45
Amortization of stock grant                                      -          450                 -                   450
Net income                                                       -            -             24,172               24,172
Purchase of treasury stock                                       -            -                 -                (4,397)
Dividends to common shareholders ($1.76 per share)               -            -            (26,097)             (26,097)
                                                    ----------------------------------------------------------------------
Balance at December 31, 2000                                (3,525)        (575)            (7,474)             260,619
Shares issued to Directors                                       -            -                  -                   54
Issuance of stock grant                                          -         (860)                 -                   (2)
Amortization of stock grant                                      -          330                  -                  330
Net income                                                       -            -             23,580               23,580
Shares issued in Dividend Reinvestment Plan                      -            -                 -                   118
Dividends to common shareholders ($1.80 per share)               -            -            (26,571)             (26,571)
                                                    ----------------------------------------------------------------------
Balance at December 31, 2001                               $(3,525)     $(1,105)         $ (10,465)            $258,128
                                                    ======================================================================

        See accompanying notes

                         Entertainment Properties Trust
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                         YEAR ENDED DECEMBER 31,
                                                                                   2001            2000            1999
                                                                                   ----            ----            ----
OPERATING ACTIVITIES
Net income                                                                     $   23,580     $    24,172     $   23,213
Adjustments to reconcile net income to net cash
  provided by operating activities
    Depreciation and amortization                                                  10,449          10,460          9,982
    Common shares issued to management and trustees                                    54             104            114
    Increase in other assets                                                       (2,903)         (1,253)          (374)
    Increase in other accounts payable and accrued liabilities                         84             165            318
    Increase (decrease) in unearned rent                                            1,565          (2,966)           195
                                                                               ----------     -----------     ----------
Net cash provided by operating activities                                          32,829          30,682         33,448

INVESTING ACTIVITIES
Acquisition of rental properties                                                  (20,822)        (37,027)       (36,741)
Net proceeds from contribution of rental property to joint venture                      -          13,867              -
Proceeds from sale of equity interest in joint venture                              1,445           1,428              -
Acquisition of Westcol joint venture interest, net of cash acquired               (12,036)              -              -
Capital contribution to Westcol joint venture                                      (1,300)              -              -
Acquisition of development properties, including related capitalized costs         (1,554)           (789)        (4,490)
                                                                               ----------     -----------     ----------
Net cash used in investing activities                                             (34,267)        (22,521)       (41,231)

FINANCING ACTIVITIES
Proceeds from long-term debt facilities                                           179,000          20,175         34,000
Principal payments on long-term debt                                             (126,150)        (14,365)        (1,145)
Purchase of common shares                                                               -          (4,397)        (2,136)
Proceeds from issuance of common shares                                               118               -         21,029
Funding of Megaplex 9 escrow                                                       (6,495)
Distribution to shareholders                                                      (26,393)        (25,891)       (24,041)
                                                                               ----------     -----------     ----------
Net cash provided by (used in) financing activities                                20,080         (24,478)        27,707
                                                                               ----------     -----------     ----------
Net increase (decrease) in cash and cash equivalents                               18,642         (16,317)        19,924
Cash and cash equivalents at beginning of year                                      5,948          22,265          2,341
                                                                               ----------     -----------     ----------
Cash and cash equivalents at end of year                                       $   24,590     $     5,948     $   22,265
                                                                               ==========     ===========     ==========

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITY
Declaration of dividend to common shareholders                                 $    6,659     $     6,479     $    6,273
                                                                               ==========     ===========     ==========
Transfer of land held for development to rental property                       $      886     $       831     $      722
                                                                               ==========     ===========     ==========
Exchange of development property in connection with
  acquisition of rental property                                               $    1,818     $         -     $        -
                                                                               ==========     ===========     ==========
Contribution of rental properties to joint ventures                            $        -     $    33,568     $    8,658
                                                                               ==========     ===========     ==========
Consolidation of assets and liabilities associated with purchase of remaining Westcol joint venture interest
  Fair value of assets                                                         $   46,534
  Fair value of liabilities, net of amounts due to the Company                     17,767
  Less: Company's interest ownership prior to acquisition                          15,267
                                                                               ----------
  Cash paid for remaining interest                                             $   13,500
                                                                               ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                                         $   19,436     $    18,048     $   14,229
                                                                               ==========     ===========     ==========

        See accompanying notes.

                         Entertainment Properties Trust
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999


1. ORGANIZATION

Entertainment Properties Trust (the Company) is a Maryland real estate investment trust (REIT) organized on August 29, 1997. The Company was formed to acquire and develop entertainment properties including megaplex theatres and entertainment-themed retail centers.

2. SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the accounts of Entertainment Properties Trust and its wholly-owned subsidiaries, EPT DownReit, Inc., EPT DownReit II, Inc, Three Theatres, Inc., Megaplex Holdings, Inc. Megaplex 9, Inc., Cantera 30, Inc., Megaplex Four, Inc. and Westcol Holdings, LLC. All significant inter-company transactions have been eliminated.

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

In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company records impairment losses on long-lived assets if events and circumstances indicate that the carrying value of an asset might not be fully recoverable. In such an event, the undiscounted cash flows estimated to be generated by those assets are compared to the carrying amounts of those assets and if less, the Company will recognize an impairment loss in the amount by which the carrying amount exceeds fair value. The Company believes that no impairment exists at December 31, 2001.

OPERATING SEGMENT
The Company aggregates the financial information of all its properties into one reportable segment because the properties all have similar economic characteristics and provide similar services to similar types and classes of customers.

                         Entertainment Properties Trust
              Notes to Consolidated Financial Statements (continue)




2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION
All leases contain provisions for periodic escalation in base rent (base rent escalation). In addition, tenants are subject to additional rents if gross revenues of the properties exceed certain thresholds defined in the lease agreements (percentage rents). Base rents are recognized on a straight-line basis over the term of the lease, and the base rent escalation is recognized when earned. Percentage rents are recognized at the time when specific triggering events occur as provided by the lease agreements.

INCOME TAXES
The Company operates in a manner intended to enable it to qualify as a REIT under the Internal Revenue Code (the Code). A REIT which distributes at least 90% of its taxable income to its shareholders each year and which meets certain other conditions is not taxed on that portion of its taxable income, which is distributed to its shareholders. The Company intends to continue to qualify as a REIT and distribute substantially all of its taxable income to its shareholders. Accordingly, no provision has been made for income taxes.

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

CONCENTRATION OF RISK
American Multi-Cinema, Inc. (AMC) is the lessee of a substantial portion (65%) of the megaplex theatre rental properties held by the Company at December 31, 2001 as a result of a series of sale leaseback transactions pertaining to a number of AMC megaplex theatres. A substantial portion (approximately 71%) of the Company's revenues, and its ability to make distributions to its shareholders, will depend on rental payments by AMC under the leases, or its parent, AMC Entertainment, Inc. (AMCE), as the guarantor of AMC's obligations under the leases. AMC Entertainment, Inc. is a publicly held company (AMEX:AEN) and accordingly, their financial information is publicly available.

RECENTLY ISSUED ACCOUNTING STANDARD
During 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for years beginning after December 15, 2001. Management does not believe that the adoption of SFAS No. 144 will have a significant effect on earnings or the financial position of the Company.

                         Entertainment Properties Trust
              Notes to Consolidated Financial Statements (continue)



2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS
The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instrument presented as of December 31, 2001 and 2000.

     Cash and cash equivalents: The carrying amount of cash and cash equivalents approximates fair value due to the short term maturities of these financial instruments.

     Accounts payable and accrued liabilities: The carrying amount of accounts payable and accrued interest approximates fair value due to the short term maturities of these amounts.

     Long term debt: The fair value of long-term debt at December 31, 2001 and 2000, which is estimated as the present value of future cash flows, discounted at market interest rates of debt instruments with similar terms and remaining maturities, approximates its carrying value.

CASH EQUIVALENTS
Cash equivalents include demand deposits and shares of a money market mutual fund for which cost approximates market value.

RESTRICTED CASH
Restricted cash represents demand deposits required in connection with the $125 million secured non-recourse mortgage facility completed during 2001. These deposits are restricted for debt service under the terms of the facility.

3. RENTAL PROPERTIES

The following table summarizes the carrying amounts of rental properties as of December 31, 2001, 2000 and 1999 (in thousands):

                                      2001               2000                1999
                                      ----               ----                ----
Buildings and improvements         $ 430,054          $ 400,183          $ 396,779
Land                                 119,456             83,874             84,432
                                   ---------          ---------          ---------
                                     549,510            484,057            481,211
Accumulated depreciation             (33,538)           (23,520)           (14,805)
                                   ---------          ---------          ---------
Total                              $ 515,972          $ 460,537          $ 466,406
                                   =========          =========          =========

Depreciation expense on rental properties was $10.1 million, $10.2 million and $9.4 million for the years ended December 31, 2001, 2000 and 1999, respectively.

                         Entertainment Properties Trust
              Notes to Consolidated Financial Statements (continue)




4. REAL ESTATE JOINT VENTURES

WESTCOL JOINT VENTURE
On June 30, 1999, the Company completed the formation of a joint venture structured as a limited liability corporation (LLC), Westcol, with Excel Legacy Corp. (Amex: XLG), whereby the Company contributed certain undeveloped land parcels with a carrying value of $8.7 million in exchange for a 50% interest in the real estate joint venture, comprised of the undeveloped land parcels and the Westminster AMC 24 screen theatre in Westminster, Colorado.

In December 2001, the Company purchased the remaining third party interest in the Westcol joint venture for $13.5 million, which approximated the book value of the proportionate share of the underlying net assets of Westcol. As a result of the acquisition of the remaining interest, the Company has consolidated the assets and liabilities of the joint venture at the time of acquisition.

ATLANTIC JOINT VENTURE
On May 11, 2000, the Company completed the formation of a joint venture partnership, Atlantic-EPR I, a Delaware General Partnership (Atlantic-EPR), with Atlantic of Hamburg, Germany (Atlantic), whereby the Company contributed the AMC Cantera 30 theatre with a carrying value of $33.5 million in exchange for cash proceeds from mortgage financing of $17.8 million and a 100% interest in Atlantic-EPR.

During 2000 and 2001, the Company sold to Atlantic a total of a 16% interest in Atlantic-EPR in exchange for $2.8 million in cash. It is expected that Atlantic will acquire up to an additional 64% interest in Atlantic-EPR by selling securities to German investors, with the proceeds of those sales to be contributed to Atlantic-EPR and then paid to the Company to reduce its interest. Atlantic EPR is subject to joint control between the Company and Atlantic and accordingly, the Company does not consolidate the financial results of Atlantic EPR but rather accounts for its investment in the real estate joint venture under the equity method of accounting.

Atlantic-EPR had net income of $1.7 million during the year ended December 31, 2001. As of December 31, 2001, Atlantic-EPR's balance sheet was comprised of the following (in thousands):


     Real Estate (net of accumulated depreciation)        $34,597
     Other assets                                             235
     Non-recourse debt                                     17,524
     Other liabilities                                        120
     Equity                                                17,188


                         Entertainment Properties Trust
              Notes to Consolidated Financial Statements (continue)



5. OPERATING LEASES

The Company's rental properties are leased under operating leases with expiration dates ranging from 12 to 20 years. Future minimum rentals on non-cancelable tenant leases at December 31, 2001 are as follows (in thousands):


                      2002                 $ 60,119
                      2003                   60,119
                      2004                   60,119
                      2005                   60,178
                      2006                   60,178
                      Thereafter            463,369
                                           --------
                                           $764,082
                                           ========


6. LONG TERM DEBT

Long term debt at December 31 consists of the following (in thousands):


                                                                                   2001          2000            1999
                                                                                   ----          ----            ----
(1)Secured credit facility, 5.63%-6.75%, due May 31, 2004                      $ 54,000      $     --        $     --
(2)Mortgage note payable, 8.18%, due February 1, 2005                            19,731        19,981              --
(3)Mortgage note payable, 6.50%-15.03%, due February 15, 2006                   122,692            --              --
(4)Mortgage note payable, 6.77%, due July 11, 2008                              100,973       102,262         103,433
(5)Mortgage note payable, 7.37%, due July 15, 2018                               17,369            --              --
Mortgage note payable, 7.00%, due December 28, 2001                                  --         3,304           3,304
Revolving line of credit  due March 2, 2001                                          --       119,000         132,000
  Total                                                                        $314,766      $244,547        $238,737
                                                                               ========      ========        ========


(1)The Company's secured credit facility due May 31, 2004 is collateralized by four theatre properties and other land parcels, which had a net book value of approximately $85.5 million at December 31, 2001.

(2)The Company's mortgage note payable due February 1, 2005 is collateralized by three theatre properties, which had a net book value of approximately $40.7 million at December 31, 2001.

(3)The Company's mortgage note payable due February 15, 2006 is collateralized by nine theatre properties, which had a net book value of approximately $197.9 million at December 31, 2001.

(4)The Company's mortgage note payable due July 11, 2008 is collateralized by eight theatre properties, which had a net book value of approximately $148.9 million at December 31, 2001.

(5)The Company's mortgage note payable due June 15, 2018 is collateralized by one theatre property, which had a net book value of approximately $23.3 million at December 31, 2001.

                         Entertainment Properties Trust
              Notes to Consolidated Financial Statements (continue)





6. LONG TERM DEBT (CONTINUED)

Payments due on long term debt subsequent to December 31, 2001 are as follows (in thousands):

                              2002                           $  5,119
                              2003                              5,492
                              2004                             59,851
                              2005                             24,849
                              2006                            111,695
                              Thereafter                      107,760
                                                             --------
                              Total                          $314,766
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

Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for the periods ended December 31, 2001, 2000 and 1999, respectively: risk-free interest rate of 5.0%, dividend yield of 8%, volatility factors of the expected market price of the Company's common Shares of 0.223-0.251, 0.35 and 0.18 and an expected life of the options of eight years.

For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. The Company's pro forma information for each of the years ended December 31, 2001, 2000 and 1999 is as follows (in thousands except for earnings per Share information):

                                       2001          2000            1999
                                       ----          ----            ----
Net income:
   As reported                        $23,580       $24,172         $23,213
   Pro forma                           23,408        24,041          23,174

Basic earnings per Share:
   As reported                          $1.60         $1.63           $1.60
   Pro forma                             1.60          1.63            1.59


                         Entertainment Properties Trust
              Notes to Consolidated Financial Statements (continue)




7. SHARE INCENTIVE PLAN (CONTINUED)

A summary of the Company's stock option activity and related information is as follows:


                                                                                       WEIGHTED
                                                                                        AVERAGE
                                                      NUMBER OF       OPTIONS PRICE    EXERCISE
                                                       SHARES           PER SHARE        PRICE      EXERCISABLE
                                                       ------           ---------        -----      -----------
Outstanding at December 31, 1998                          200,999     $14.81-$20.00     $18.69         42,000
              Exercised                                        --            $   --     $   --
              Granted                                       9,999         $19.12        $19.12
              Canceled/Expired                                 --            $   --     $   --
                                                        ---------
Outstanding at December 31, 1999                          210,998     $14.81-$20.00     $18.71         84,199
              Exercised                                        --            $   --     $   --
              Granted                                     240,000         $14.13        $14.13
              Canceled/Expired                             43,000     $19.50-$20.00     $19.97
                                                        ---------
Outstanding at December 31, 2000                          407,998     $14.13-$20.00     $15.88        101,198
              Exercised                                        --            $   --     $   --
              Granted                                     169,722     $16.05-$16.30     $16.07
              Canceled/Expired                                 --            $   --     $   --
                                                        ---------
Outstanding at December 31, 2001                          577,720     $14.13-$20.00     $15.93        172,798



The following table summarizes outstanding and exercisable options at December 31, 2001:

                                    OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                              ------------------------------------   -------------------------------------------
                                                      WEIGHTED-                                      WEIGHTED-
                                                       AVERAGE                                        AVERAGE
                                   NUMBER             EXERCISE            NUMBER                     EXERCISE
EXERCISE PRICES                  OUTSTANDING            PRICE          OUTSTANDING                     PRICE
------------------------------------------------------------------   -------------------------------------------
       $14.13                         240,000         $14.13             48,000                      $14.13
       $14.81                          30,000         $14.81             18,000                      $14.81
       $16.05                         159,722         $16.05                 --                          --
       $16.30                          10,000         $16.30                 --                          --
       $18.19                          50,000         $18.19             30,000                      $18.19
       $19.12                           9,999         $19.12              9,999                      $19.12
       $19.31                           9,999         $19.31              9,999                      $19.31
       $19.50                          18,000         $19.50             10,800                      $19.50
       $20.00                          50,000         $20.00             46,000                      $20.00

During 2001 and 2000, the Company issued 37,336 and 20,694, respectively, restricted Shares for bonus compensation to executives and other employees of the Company. During 2001, the Company issued 26,458 shares to executives under a long-term compensation plan. The holders of these restricted Shares have voting rights and are eligible to receive dividends from the date of grant. These shares vest in various increments over a period of three years for bonus compensation and five years for long-term compensation from the date of grant. The Company records compensation expense pertaining to these restricted Shares ratably over the period of vesting. Compensation expense related to the restricted shares recorded during 2001 and 2000 amounted to $164,296 and $179,750, respectively.

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

9. EARNINGS PER SHARE

The following table sets forth the computation of the basic and diluted earnings per Share for the years ended December 31, 2001, 2000 and 1999 (amounts in thousands except Share information):



                                                                      2001            2000             1999
                                                                      ----            ----             ----

Numerator for basic and diluted earnings per Share
   net income available to common shareholders                    $    23,580     $    24,172      $    23,213
                                                                  ===========     ===========      ===========

Denominator:
   Denominator for basic earnings per Share
      weighted-average Shares                                      14,714,756      14,786,263       14,515,619

Effect of dilutive securities:
   Employee Share options                                              30,065               -                -
   Non-vested Share grants                                             38,458          24,000           36,000
                                                                  -----------     -----------      -----------
Dilutive potential common Shares                                       68,523          24,000           36,000
                                                                  -----------     -----------      -----------
Denominator for diluted earnings per Share
      adjusted weighted-average Shares                             14,783,279      14,810,263       14,551,619
                                                                  ===========     ===========      ===========

Basic and diluted net income per Share                                 $1.60           $1.63            $1.60
                                                                       =====           =====            =====

10. DERIVATIVES

The Company entered into two interest rate cap agreements in accordance with the $75 million variable rate credit facility to effectively limit the Company's exposure on interest rates above a 6.0% three-month LIBOR rate. A $15,000,000 notional amount interest rate cap with a strike rate of 6.0% on three-month LIBOR was purchased for $5,500 and expires on June 17, 2002. A $15,000,000 notional amount interest rate cap with a strike rate of 6.0% on three-month LIBOR was purchased for $7,750 and expires on December 20, 2002. The aggregate cost of $13,325 is amortized monthly over the lives of the interest rate cap agreements. The fair value of the interest rate caps is immaterial to the Company's financial statements at December 31, 2001. The Company expects to purchase additional interest rate caps in the future to limit exposure to variable interest rates on approximately 50% of the variable rate debt outstanding.

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

11. QUARTERLY RESULTS (unaudited)

                2001 Quarterly Consolidated Statements of Income
                      (In thousands except per Share data)

                                                               3/31/01      6/30/01    9/30/01    12/31/01
                                                               -------      -------    -------    --------
       Rental revenue                                          $13,374      $13,436    $13,651     $14,206
       Net income                                              $ 5,808      $ 5,569    $ 6,054     $ 6,149
       Basic net income per common Share                       $  0.40      $  0.38    $  0.41     $  0.41
                                                               =======      =======    =======     =======
       Diluted net income per common Share                       $0.40        $0.38      $0.41       $0.41
                                                               =======      =======    =======     =======



                2000 Quarterly Consolidated Statements of Income
                  (Dollars in thousands except per Share data)

                                                               3/31/00      6/30/00    9/30/00    12/31/00
                                                               -------      -------    -------    --------
       Rental revenue                                          $13,700      $13,429    $13,084     $13,074
       Net income                                              $ 6,248      $ 6,446    $ 5,856     $ 5,622
                                                               =======      =======    =======     =======
       Basic net income per common Share                         $0.42        $0.43      $0.40       $0.38
                                                               =======      =======    =======     =======
       Diluted net income per common Share                       $0.42        $0.43      $0.40       $0.38
                                                               =======      =======    =======     =======

12. SUBSEQUENT DEVELOPMENTS

On February 8, 2002, the Company completed the sale of 2.3 million common Shares for net proceeds of approximately $43 million. The proceeds from the offering are anticipated to be used to fund the Company's 2002 property acquisitions plan.

On March 12, 2001, the Company received a commitment for a $50 million secured revolving credit facility. The Company will use the credit facility to fund property acquisitions expected to be completed during 2002.

On March 15, 2002, the Company completed the acquisition of five megaplex theatre properties from Gulf States Theatres. The Company simultaneously entered into 20-year lease agreements with AMC for the five theatres.

On March 15, 2002, the Board of Trustees approved a 5.6% increase in its quarterly cash dividend to $0.475 per Share for the first quarter of 2002 payable on April 16, 2002 to shareholders of record as of March 28, 2002.

                         Entertainment Properties Trust
             Schedule III - Real Estate and Accumulated Depreciation
                                December 31, 2001



                                                                   Initial Cost                    Gross Amount at December 31, 2001
                                                               ---------------------               ---------------------------------
                                                                       Buildings &   Subsequent to          Buildings &
    Description              Market                Encumbrance  Land   Improvements  Acquisition    Land    Improvements  Total
    -----------              ------                -----------  ----   ------------  -----------    ----    ------------  -----


    Grand 24                 Dallas, TX              $ 11,542   $ 3,060  $  15,540                 $ 3,060 $  15,281     $ 18,341
    Mission Valley 20        San Diego, CA             10,087               16,300                            16,028       16,028
    Promenade 16             Los Angeles, CA           17,699     6,021     22,479                   6,021    22,104       28,125
    Ontario Mills 30         Los Angeles, CA           15,714     5,521     19,779                   5,521    19,450       24,971
    Lennox 24                Columbus, OH               7,982               12,900                            12,685       12,685
    West Olive 16            St. Louis, MO             11,066     4,985     12,815                   4,985    12,602       17,587
    Studio 30                Houston, TX               16,399     6,023     20,377                   6,023    20,037       26,060
    Huebner Oaks 24          San Antonio, TX           10,488     3,006     13,894                   3,006    13,662       16,668
    First Colony 24          Houston, TX               10,983               19,100                            19,100       19,100
    Oakview 24               Omaha, NE                  9,603     5,215     16,700                   5,215    16,700       21,915
    Leawood 20               Kansas City, MO            9,255     3,714     12,086                   3,714    12,086       15,800
    Gulf Pointe 30           Houston, TX               15,088     4,304     21,496                   4,304    21,496       25,800
    South Barrington 30      Chicago, IL               20,131     6,577     27,723                   6,577    27,723       34,300
    Mesquite 30              Dallas, TX                13,605     2,912     20,288                   2,912    20,288       23,200
    Hampton Town Center 24   Norfolk, VA               16,787     3,822     24,678                   3,822    24,678       28,500
    Pompano 18               Pompano Beach, FL          7,834     6,376      9,899        2,426      6,376    12,325       18,701
    Raleigh Grand 16         Raleigh, NC                4,093     2,919      5,559                   2,919     5,559        8,478
    Paradise 24              Miami, FL                 13,987     2,000     13,000        8,519      2,000    21,519       23,519
    Pompano Kmart            Pompano Beach, FL          1,789       600      2,423                     600     2,423        3,023
    Nickels Restaurant       Pompano Beach, FL            589       200        803                     200       803        1,003
    Aliso Viejo 20           Los Angeles, CA           13,220     8,000     14,000                   8,000    14,000       22,000
    Boise Stadium 20         Boise, ID                  7,834               16,003                            16,003       16,003
    Woodridge 18             Chicago, IL               11,451     9,926      8,968                   9,926     8,968       18,894
    Cary Crossroads 20       Cary, NC                   9,058     3,352     11,653                   3,352    11,653       15,005
    Tampa Palms 20           Tampa, FL                 11,387     6,000     12,809                   6,000    12,809       18,809
    Palms Promenade          San Diego, CA             15,317     7,500     17,750                   7,500    17,750       25,250
    On The Border            Dallas, TX                   549       674                     205        879                    879
    Bennigans                Dallas, TX                   958       401                   1,164        565       970        1,535
    Bennigans                Houston, TX                  856       511                     891        652       720        1,372
    Texas Land & Cattle      Dallas, TX                   949       511                   1,008      1,519                  1,519
    Texas Roadhouse Grill    Atlanta, GA                  554       886                                886                    886
    Roadhouse Grill          Atlanta, GA                  543       751                                868                    868
    Westminster 24           Denver, CO                17,369     5,850     17,314                   5,850    17,314       23,164
    Westminster Center       Denver, CO                           6,204     12,600                   6,204    12,600       18,804
    Development              Various                        -    12,218        367        2,441     14,308       719       15,027
                                                     --------  --------   --------      -------   --------  --------    ---------
    TOTAL                                            $314,766  $130,039   $419,303      $16,771   $133,764  $430,054    $ 563,818
                                                     ========  ========   ========      =======   ========  ========    =========

                                                       Accumulated     Date      Depreciation
 Description              Market                       Depreciation  Acquired        Life
 -----------              ------                       ------------  --------        ----


 Grand 24                 Dallas, TX                  $    1,337    11/97(1)      40 years
 Mission Valley 20        San Diego, CA                    1,402    11/97(1)      40 years
 Promenade 16             Los Angeles, CA                  1,934    11/97(1)      40 years
 Ontario Mills 30         Los Angeles, CA                  1,702    11/97(1)      40 years
 Lennox 24                Columbus, OH                     1,110    11/97(1)      40 years
 West Olive 16            St. Louis, MO                    1,103    11/97(1)      40 years
 Studio 30                Houston, TX                      1,753    11/97(1)      40 years
 Huebner Oaks 24          San Antonio, TX                  1,196    11/97(1)      40 years
 First Colony 24          Houston, TX                      1,952      11/97       40 years
 Oakview 24               Omaha, NE                        1,707      11/97       40 years
 Leawood 20               Kansas City, MO                  1,235      11/97       40 years
 Gulf Pointe 30           Houston, TX                      2,107       2/98       40 years
 South Barrington 30      Chicago, IL                      2,660       3/98       40 years
 Mesquite 30              Dallas, TX                       1,862       4/98       40 years
 Hampton Town Center 24   Norfolk, VA                      2,162       6/98       40 years
 Pompano 18               Pompano Beach, FL                1,036       8/98       40 years
 Raleigh Grand 16         Raleigh, NC                        499       8/98       40 years
 Paradise 24              Miami, FL                        1,516      11/98       40 years
 Pompano Kmart            Pompano Beach, FL                  182      11/98       40 years
 Nickels Restaurant       Pompano Beach, FL                   60      11/98       40 years
 Aliso Viejo 20           Los Angeles, CA                  1,050      12/98       40 years
 Boise Stadium 20         Boise, ID                        1,200      12/98       40 years
 Woodridge 18             Chicago, IL                        556       6/99       40 years
 Cary Crossroads 20       Cary, NC                           583       6/99       40 years
 Tampa Palms 20           Tampa, FL                          667       6/99       40 years
 Palms Promenade          San Diego, CA                      850       6/99       40 years
 On The Border            Dallas, TX                                  11/97
 Bennigans                Dallas, TX                                  11/97       10 years
 Bennigans                Houston, TX                                 11/97       10 years
 Texas Land & Cattle      Dallas, TX                                  11/97
 Texas Roadhouse Grill    Atlanta, GA                                  3/99
 Roadhouse Grill          Atlanta, GA                                  3/99
 Westminster 24           Denver, CO                          36      12/01       40 years
 Westminster Center       Denver, CO                          26      12/01       40 years
 Development              Various                             55
                                                         -------
                                                         $33,538
                                                         =======






(1) Properties initially acquired in November 1997 were transferred to wholly owned subsidiary in June 1998 at net book value.


    Reconciliation:                              Real Estate
    ---------------                              -----------
    Balance at beginning of the period         $  496,315
    Additions during the period                    22,376
    Consolidation of Westcol joint venture
        acquisition real estate                    45,073
    Balance at Close of period                 $  563,764
                                               ==========


                         Entertainment Properties Trust
             Schedule III - Real Estate and Accumulated Depreciation
                                December 31, 2000


                                                                          Initial Cost
                                                                     -----------------------       Subsequent
                                                                                 Buildings &           to
    Description              Market               Encumbrance        Land        Improvements      Acquisition
    -----------              ------               -----------        ----        ------------      -----------

    Grand 24                 Dallas, TX              $ 11,688       $ 3,060       $  15,540
    Mission Valley 20        San Diego, CA             10,215                        16,300
    Promenade 16             Los Angeles, CA           17,924         6,021          22,479
    Ontario Mills 30         Los Angeles, CA           15,913         5,521          19,779
    Lennox 24                Columbus, OH               8,084                        12,900
    West Olive 16            St. Louis, MO             11,207         4,985          12,815
    Studio 30                Houston, TX               16,608         6,023          20,377
    Huebner Oaks 24          San Antonio, TX           10,623         3,006          13,894
    First Colony 24          Houston, TX                                             19,100
    Oakview 24               Omaha, NE                                               16,700
    Leawood 20               Kansas City, MO                          3,714          12,086
    Gulf Pointe 30           Houston, TX                              4,304          21,496
    South Barrington 30      Chicago, IL                              6,577          27,723
    Mesquite 30              Dallas, TX                               2,912          20,288
    Hampton Town Center 24   Norfolk, VA                              3,822          24,678
    Pompano 18               Pompano Beach, FL          7,923         6,376           9,899              2,426
    Raleigh Grand 16         Raleigh, NC                4,135         2,919           5,559
    Paradise 24              Miami, FL                                2,000          13,000              8,519
    Pompano Kmart            Pompano Beach, FL                          600           2,423
    Nickels Restaurant       Pompano Beach, FL                          200             803
    Aliso Viejo 20           Los Angeles, CA                          8,000          14,000
    Boise Stadium 20         Boise, ID                  7,923                        16,003
    Woodridge 18             Chicago, IL                                              8,968
    Cary Crossroads 20       Cary, NC                                 3,352          11,653
    Tampa Palms 20           Tampa, FL                                6,000          12,809
    Palms Promenade          San Diego, CA                                           17,750
    On The Border            Dallas, TX                                 674                                205
    Bennigans                Dallas, TX                                 401                              1,164
    Bennigans                Houston, TX                                511                                891
    Texas Land & Cattle      Dallas, TX                                 511                              1,008
    Roadhouse Grill          Atlanta, GA                                751                                117
    Development/other        Various                    3,304        10,467             312              1,790
                                                     --------       -------        --------            -------
    TOTAL                                            $125,547       $92,707        $389,334            $16,120
                                                     ========       =======        ========            =======

                              Gross Amount at December 31, 2000
                             -----------------------------------
                                          Buildings &                     Accumulated     Date     Depreciation
    Description               Land        Improvements    Total           Depreciation  Acquired       Life
    -----------               ----        ------------    -----           ------------  --------       ----
    Grand 24                 $  3,060      $ 15,281       $ 18,341           $    957       11/97(1)     40 years
    Mission Valley 20                        16,028         16,028              1,003       11/97(1)     40 years
    Promenade 16                6,021        22,104         28,125              1,383       11/97(1)     40 years
    Ontario Mills 30            5,521        19,449         24,970              1,217       11/97(1)     40 years
    Lennox 24                                12,685         12,685                794       11/97(1)     40 years
    West Olive 16               4,985        12,602         17,587                792       11/97(1)     40 years
    Studio 30                   6,023        20,037         26,060              1,253       11/97(1)     40 years
    Huebner Oaks 24             3,006        13,662         16,668                855       11/97(1)     40 years
    First Colony 24                          19,100         19,100              1,476        11/97       40 years
    Oakview 24                               16,700         16,700              1,287        11/97       40 years
    Leawood 20                  3,714        12,086         15,800                932        11/97       40 years
    Gulf Pointe 30              4,304        21,496         25,800              1,568         2/98       40 years
    South Barrington 30         6,577        27,723         34,300              1,964         3/98       40 years
    Mesquite 30                 2,912        20,288         23,200              1,353         4/98       40 years
    Hampton Town Center 24      3,822        24,678         28,500              1,543         6/98       40 years
    Pompano 18                  6,376        12,325         18,701                729         8/98       40 years
    Raleigh Grand 16            2,919         5,559          8,478                353         8/98       40 years
    Paradise 24                 2,000        21,519         23,519                978        11/98       40 years
    Pompano Kmart                 600         2,423          3,023                122        11/98       40 years
    Nickels Restaurant            200           803          1,003                 40        11/98       40 years
    Aliso Viejo 20              8,000        14,000         22,000                700        12/98       40 years
    Boise Stadium 20                         16,003         16,003                800        12/98       40 years
    Woodridge 18                              8,968          8,968                334         6/99       40 years
    Cary Crossroads 20          3,352        11,653         15,005                291         6/99       40 years
    Tampa Palms 20              6,000        12,809         18,809                346         6/99       40 years
    Palms Promenade                          17,750         17,750                407         6/99       40 years
    On The Border                 879                          879                           11/97
    Bennigans                                 1,164          1,729                  7        11/97       10 years
    Bennigans                     652           750          1,402                 14        11/97       10 years
    Texas Land & Cattle         1,518                        1,518                           11/97
    Roadhouse Grill               868                          868                            3/99
    Development/other          12,153           540         12,798                 26
                             --------      --------       --------           --------
    TOTAL                    $ 96,027      $400,183       $496,315           $ 23,520
                             ========      ========       ========           ========


(1) Properties initially acquired in November 1997 were transferred to wholly owned subsidiary in June 1998 at net book value.

Reconciliation:                                 Real Estate
                                                -----------
Balance at beginning of the period                $ 495,745
Additions during the period                          32,650
Improvements                                          2,617
Other                                                   303
Deductions during period -- transfer of
property to joint venture                            35,000
Balance at Close of period                        $ 496,315
                                                 ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 15, 2002 (the "Proxy Statement"), contains under the captions "Election of Trustees", "Officers", and "Section 16(a) Beneficial Ownership Reporting Compliance" the information required by Item 10 of this Form 10-K, which information is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

The Proxy Statement contains under the captions "Election of Trustees -- Compensation of Trustees", "Executive Compensation", "Compensation Committee", "Company Performance and Equity Compensation Plan Information" the information required by Item 11 of this Form 10-K, which information is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Proxy Statement contains under the caption "Share Ownership" the information required by Item 12 of this Form 10-K, which information is incorporated herein by this reference.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Exhibits, Financial Statements and Financial Statement Schedules:

         Financial Statements:
          Report of Independent Auditors
          Consolidated Balance Sheets as of December 31, 2001 and 2000. Consolidated Statements of Income for the three years ended December 31, 2001, 2000 and 1999.
          Consolidated Statements of Changes in Shareholders' Equity for the three years ended December 31, 2001, 2000 and 1999.
          Consolidated Statements of Cash Flows for the three years ended December 31, 2001, 2000 and 1999.
          Notes to Consolidated Financial Statements

(b)      Reports on Form 8-K: none

(c)      Exhibits

         10.21 Second Amended and Restated Credit Agreement dated as of October 31, 2001 between Entertainment Properties Trust and SFT II, Inc.

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

                                        ENTERTAINMENT PROPERTIES TRUST


         Dated: March 28, 2002      By  /s/ Fred L. Kennon
                                       -----------------------------------------
                                        Fred L. Kennon, Vice President -- Chief
                                        Financial Officer
                                           Treasurer and Controller


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

         SIGNATURE AND TITLE                                      DATE
         -------------------                                      ----


/s/ Peter C. Brown                                           March 28, 2002
-------------------------------------------------------
Peter C. Brown, Chairman of the Board

/s/ David M. Brain                                           March 28, 2002
-------------------------------------------------------
David M. Brain, Chief Executive Officer and Trustee

/s/ Robert J. Druten                                         March 28, 2002
-------------------------------------------------------
Robert J. Druten, Trustee

/s/ Scott H. Ward                                            March 28, 2002
-------------------------------------------------------
Scott H. Ward, Trustee

/s/ Danley K. Sheldon                                        March 28, 2002
-------------------------------------------------------
Danley K. Sheldon, Trustee