Form 10-Q
period 2002-03-31
ENTERTAINMENT PROPERTIES TRUST
filed 2002-05-15
CIK 1045450

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended March 31, 2002



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

At May 1, 2002, there were 17,105,677 Common Shares of Beneficial Interest outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                         ENTERTAINMENT PROPERTIES TRUST
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                                   MARCH 31, 2002           DECEMBER 31, 2001
                                                                                 -------------------      --------------------
ASSETS                                                                              (UNAUDITED)
Rental properties, net                                                                $ 580,724                  $ 515,972
Land held for development                                                                14,677                     14,308
Investment in real estate joint venture                                                  12,398                     12,479
Cash and cash equivalents                                                                13,877                     24,590
Restricted cash equivalents                                                               6,495                      6,495
Other assets                                                                             10,592                      9,507
                                                                                      ---------                  ---------
Total assets                                                                          $ 638,763                  $ 583,351
                                                                                      =========                  =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued liabilities                                              $   2,238                  $   1,843
Dividend payable                                                                          8,125                      6,659
Unearned rents                                                                               21                      1,955
Long-term debt                                                                          313,467                    314,766
                                                                                      ---------                  ---------
Total liabilities                                                                       323,851                    325,223

Commitments and contingencies                                                                 -                          -

Minority interest in consolidated subsidiary                                             15,070                          -

Shareholders' equity:
Common Shares, $.01 par value; 50,000,000 shares authorized; 17,577,877 and 15,270,392 issued at March 31, 2002
 and December 31, 2001                                                                      176                        153
Additional paid-in-capital                                                              322,392                    279,603
Treasury Stock at cost: 472,200 shares in 2002 and 2001                                  (6,533)                    (6,533)
Loans to officers                                                                        (3,525)                    (3,525)
Non-vested shares                                                                          (926)                    (1,105)
Distributions in excess of net income                                                   (11,742)                   (10,465)
                                                                                      ---------                  ---------
Shareholders' equity                                                                    299,842                    258,128
                                                                                      ---------                  ---------
Total liabilities and shareholders' equity                                            $ 638,763                  $ 583,351
                                                                                      =========                  =========

See accompanying notes to consolidated financial statements.

                         ENTERTAINMENT PROPERTIES TRUST
                        Consolidated Statements of Income
                                   (Unaudited)
                  (Dollars in thousands except per share data)


                                                         Three Months Ended March 31,
                                                           2002             2001
                                                       -------------    --------------
  Rental revenue                                        $ 15,796            $13,374

  Property operating expense                                  71                  -
  General and administrative expense                         522                563
  Interest expense                                         5,733              4,998
  Depreciation and amortization expense                    2,898              2,574
                                                        --------            -------
  Total expense                                            9,224              8,135

  Income before minority interest and income from
  unconsolidated joint venture                             6,572              5,239

  Equity in income of joint venture                          375                569
  Minority interest in earnings of consolidated
    subsidiary                                               (70)                 -
                                                        --------            -------

  Net income                                            $  6,877            $ 5,808
                                                        ========            =======

  Net income per common share
     Basic                                              $   0.43            $  0.40
     Diluted                                            $   0.42            $  0.39

  Shares used for computation (in thousands):
     Basic                                                16,119             14,700
     Diluted                                              16,396             14,719

  Dividends per common share                            $  0.475            $ 0.450
                                                        ========            =======

See accompanying notes to consolidated financial statements.

                         ENTERTAINMENT PROPERTIES TRUST
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                         Three Months Ended March 31,
                                                                                          2002                  2001
                                                                                    -----------------    -----------------
OPERATING ACTIVITIES
Net income                                                                             $  6,877               $   5,808
Adjustments to reconcile net income to net cash
 provided by operating activities
   Depreciation and amortization                                                          2,898                   2,574
   Minority interest in earnings of consolidated subsidiary                                   70                       -
   Increase in other assets                                                              (1,102)                 (2,266)
   Increase in accounts payable and accrued liabilities                                     395                     567
   Equity in income of Joint venture                                                       (375)                   (569)
   Increase (decrease) in unearned rents                                                 (1,934)                      6
                                                                                       --------               ---------
Net cash provided by operating activities                                                 6,829                   6,120
                                                                                       --------               ---------

INVESTING ACTIVITIES
Acquisition of rental properties                                                        (52,483)                      -
Investment in joint venture equity                                                            -                    (147)
Distributions from joint venture                                                            456                     469
Proceeds from sale of equity interest in joint venture                                        -                   1,445
Development and capitalized costs                                                          (369)                   (453)
                                                                                       --------               ---------
Net cash provided by (used in) investing activities                                     (52,396)                  1,314
                                                                                       --------               ---------

FINANCING ACTIVITIES
Proceeds from long-term debt facilities                                                       -                 125,000
Principal payments on long-term debt                                                     (1,299)               (119,628)
Funding of escrow deposits                                                                    -                  (6,495)
Proceeds from issuance of common shares (net of costs of $279)                           42,812                       -
Distributions to shareholders                                                            (6,659)                 (6,478)
                                                                                       --------               ---------
Net cash provided by financing activities                                                34,854                  (7,601)
                                                                                       --------               ---------

Net decrease in cash and cash equivalents                                               (10,713)                   (167)
Cash and cash equivalents at beginning of period                                         24,590                   5,948
                                                                                       --------               ---------
Cash and cash equivalents at end of period                                             $ 13,877               $   5,781
                                                                                       ========               =========


SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITY
Declaration of dividend to common shareholders                                         $  8,125               $   6,626
Transfer of land held for development to rental property                               $      -               $     866
Minority interest issued in exchange for rental property                               $ 15,000               $       -

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION

Entertainment Properties Trust (the Company) is a Maryland real estate investment trust (REIT) organized on August 29, 1997. The Company was formed to acquire and develop entertainment properties including megaplex theatres and entertainment-themed retail centers.

2. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

The consolidated balance sheet as of December 31, 2001 has been derived from the audited consolidated balance sheet at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

CONCENTRATION OF RISK

American Multi-Cinema, Inc. (AMC) is the lessee of a substantial portion (71%) of the megaplex theatre rental properties held by the Company at March 31, 2002 as a result of a series of sale leaseback transactions pertaining to a number of AMC megaplex theatres. A substantial portion (approximately 74%) of the Company's revenues, and its ability to make distributions to its shareholders, will depend on rental payments by AMC under the leases, or its parent, AMC Entertainment, Inc. (AMCE), as the guarantor of AMC's obligations under the leases. AMC Entertainment, Inc. is a publicly held company (AMEX:AEN) and accordingly, their financial information is publicly available.

3. PROPERTY ACQUISITION

On March 15, 2002, the Company acquired 5 megaplex theatres owned and operated by Gulf States Theatres, located in New Orleans, LA. The aggregate purchase price of $67.2 million was comprised of approximately $52 million in cash and $15 million in common and preferred operating units issued by EPT Gulf States, LLC, a subsidiary of the Company, to the seller of the property. The operating units bear a 10% dividend yield and are convertible into 857,142 common shares of the Company at the option of the holder. Simultaneously, AMC acquired the remaining operations and assets of Gulf States and the Company executed a 20 year lease with AMC for each of the five theatres.

4. EARNINGS PER SHARE

The following table summarizes the Company's shares used for computation of basic and diluted earnings per share:

                                                                                    Three months ended March 31, 2002
                                                                                 Income            Shares          Per Share
                                                                              (numerator)       (denominator)        Amount
                                                                             -------------     --------------      ---------

Basic earnings:
  Income available to common shareholders                                        $6,877            16,119            $0.43
Effect of dilutive securities:
  Stock options                                                                      --               127
  Contingent shares from conversion of minority interest                             70               150             (.01)
                                                                             -------------     --------------      ---------
Diluted earnings:
  Net income                                                                     $6,947            16,396            $0.42
                                                                             -------------     --------------      ---------

                                                                                    Three months ended March 31, 2001
                                                                                 Income            Shares          Per Share
                                                                              (numerator)       (denominator)        Amount
                                                                             -------------     --------------      ---------

Basic earnings:
  Income available to common shareholders                                        $5,808            14,700            $0.40
Effect of dilutive securities:
  Stock options                                                                      --                19             (.01)
                                                                             -------------     --------------      ---------
Diluted earnings:
  Net income                                                                     $5,808            14,719            $0.39
                                                                             -------------     --------------      ---------

5. COMMON SHARE OFFERING

On February 8, 2002, the company completed the issuance of 2.3 million common shares for net proceeds of $42.8 million. The proceeds were used to fund the acquisition of the 5 megaplex theatres described in note 3 to the consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this quarterly report on Form 10-Q. The forward-looking statements included in this discussion and elsewhere in this Form 10-Q involve risks and uncertainties, including anticipated financial performance, business prospects, industry trends, shareholder returns, performance of leases by tenants and other matters, which reflect management's best judgment based on factors currently known. Actual results and experience could differ materially from the anticipated results and other expectations expressed in the Company's forward-looking statements as a result of a number of factors including but not limited to those discussed in this Item and in Item I "Business - Risk Factors", in the Company's Annual Report of Form 10-K for the year ended December 31, 2001 incorporated by reference herein.

CRITICAL ACCOUNTING POLICIES
There have been no changes from the policies discussed in the Company's Annual Report of Form 10-K for the year ended December 31, 2001 incorporated by reference herein.

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED MARCH 31, 2002 COMPARED TO THE THREE-MONTH PERIOD ENDED MARCH 31, 2001

RENTAL REVENUE - Revenue from property rentals was $15.8 million for the three months ended March 31, 2002 compared to $13.4 million for the three months ended March 31, 2001. The $2.4 million increase resulted from three property acquisitions completed in 2001 ($0.6 million), the acquisition/consolidation of the remaining third party interest of the Westcol joint venture ($1.1 million), property acquisitions completed in March 2002 ($0.3 million), increases in percentage rents ($0.2 million) and from rent increases on existing properties
($0.2 million).

PROPERTY OPERATING EXPENSE - Our property operating expenses totaled
$71 thousand for the three months ended March 31, 2002. These expenses arise from the operations of Westcol Center, an entertainment and retail center in Westminster CO., in which the Company acquired sole ownership in December 2001 by buying the remaining interest in the Westcol joint venture. For the same period in 2001 the Company accounted for its partial interest in the Westcol joint venture under the equity method of accounting, therefore, the company did not recognize expenses related to the venture.

GENERAL AND ADMINISTRATIVE EXPENSE - Our general and administrative expenses totaled $0.5 million for the three months ended March 31, 2002 compared to $0.6 million for the same period in 2001. The decrease was attributed to the proxy related expenses incurred in the prior year.

MINORITY INTEREST IN NET INCOME - For the three months ended March 31, 2002 minority interest in net income was $70 thousand, arising from the issuance of $15 million of common and preferred interests by EPT Gulf States, LLC, our consolidated subsidiary, as a result of the Gulf States theatres acquisition completed on March 15, 2002. For the same period in 2001, the Company had no minority interest outstanding.

DEPRECIATION AND AMORTIZATION EXPENSE - Our depreciation and amortization expenses totaled $2.9 million for the three months ended March 31, 2002 compared to $2.6 million for the same period in 2001. The $0.3 million increase resulted from the property acquisitions completed in 2001 and 2002.

NET INTEREST EXPENSE - The Company's net interest expense increased to $5.7 million for the three months ended March 31, 2001 from $5.0 million for the three months ended March 31, 2001. The $0.7 million increase in net interest expense resulted from an increase in long-term debt related to financings of property acquisitions made during fiscal 2001.

INCOME FROM JOINT VENTURE - Income from joint ventures totaled $0.4 million for the three months ended March 31, 2002 compared to $0.6 million for the same period in 2001. The decrease was attributed to the acquisition of the remaining third party interest in the Westcol joint venture in December 2001. During the three-months ended March 31, 2001, the Company accounted for its interest in the Westcol joint venture using the equity method of accounting, and for the three-months ended March 31, 2002 the results of Westcol are shown on a consolidated basis.

NET INCOME - Net income for the three months ended March 31, 2002 totaled $6.9 million as compared to $5.8 million for the three months ended March 31, 2001. The increase in net income resulted from the $2.4 million increase in rental revenue offset by increases in net interest expense ($0.7 million), depreciation and amortization ($0.3 million), property operating expenses ($0.1 million) and decreases in income from joint venture ($0.2 million).

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $13.9 million at March 31, 2002. In addition, the Company had restricted cash of $6.5 million available for debt service in connection with the $122.7 million mortgage debt due in February 2006.

Mortgage Debt and Credit Facilities

As of March 31, 2002, we had total debt outstanding of $313.5 million. All of our debt was mortgage debt secured by substantially all of our rental properties. Of this debt, $54.0 million was variable rate debt and $259.5 million was fixed rate debt. The $313.5 million aggregate principal amount of indebtedness had a weighted average interest rate of 7.4% as of March 31, 2002.

At March 31, 2002, we had $54 million outstanding under our $75 million credit facility. The remaining $21 million available to borrow under that facility is subject to the Company providing real estate as collateral security in exchange for borrowing the remaining $21 million.

The Company has received a commitment from Fleet Bank for a $50 million secured revolving credit facility. The Company expects to close on the facility during the second quarter of 2002. The Company expects to use proceeds from the facility for the acquisition of rental property and general corporate purposes.

Liquidity Requirements

Short-term liquidity requirements consist primarily of normal recurring corporate operating expenses, debt service requirements and distributions to shareholders. At March 31, 2002, the Company had no unfunded acquisition or development commitments. We anticipate that our cash on hand and cash from operations will provide adequate liquidity to conduct operations, fund administrative and operating costs and interest and principal payments on its debt, and allow distributions to the Company's shareholders and avoidance of corporate level federal income or excise tax in accordance with Internal Revenue Code requirements for qualification as a REIT.

FUNDS FROM OPERATIONS

The Company believes that to facilitate a clear understanding of the historical consolidated operating results, funds from operations (FFO) should be examined in conjunction with net income as presented in the Consolidated Financial Statements. FFO is defined as net income (computed in accordance with GAAP), excluding extraordinary gains and losses from debt restructuring and gains and losses from sales of depreciable operating properties, plus depreciation and amortization, and after adjustments for unconsolidated partnerships, joint ventures and other affiliates. Adjustments for unconsolidated partnerships, joint ventures and other affiliates are calculated to reflect FFO on the same basis. FFO does not represent cash flows from operations as defined by GAAP and is not indicative that cash flows are adequate to fund all cash needs and is not to be considered an alternative to net income or any other GAAP measure as a measurement of the results of the Company's operations or the Company's cash flows or liquidity as defined by GAAP.

The following tables summarize the Company's FFO for the three month periods ended March 31, 2002 and March 31, 2001 (in thousands):

                                                                  Three months ended March 31,
                                                                     2002               2001
                                                                -------------      --------------
       Net income                                                     $6,877              $5,808
       Add: Real estate depreciation                                   2,732               2,499
       Add: Allocated share of joint venture depreciation                139                 205
                                                                -------------      --------------
         Basic Funds From Operations                                   9,748               8,512


       Add: minority interest in net income                               70                   -
                                                                -------------      --------------
         Diluted Funds From Operations                                $9,818              $8,512
                                                                =============      ==============

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

NEW ACCOUNTING PRONOUNCEMENT
In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While this statement supersedes SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of", it retains many of the fundamental provisions of that statement. This statement also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. This statement is effective for fiscal years beginning after December 15, 2001 and was adopted by the Trust on January 1, 2002. The adoption of SFAS 144 did not have a material impact on the Trust's financial position or results of operations.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits.
    None

B.  Reports on Form 8-K.

    On February 5, 2002, a current report on Form 8-K was filed in order to file as exhibit the underwriting agreement in connection with offering of the Company's common shares.

    On March 15, 2002, a current report on Form 8-K was filed in order to file as exhibit a press release dated March 15, 2002 in connection with the completed acquisition of 5 megaplex theatres from Gulf States.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                ENTERTAINMENT PROPERTIES TRUST

Dated: May 13, 2002                         By      /s/ Fred L. Kennon
                                               ---------------------------------
                                               Fred L. Kennon, Vice President -
                                                   Chief Financial Officer
                                                   Treasurer and Controller