Form 10-Q
period 2002-06-30
ENTERTAINMENT PROPERTIES TRUST
filed 2002-08-14
CIK 1045450

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002



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

At July 22, 2002, there were 17,176,830 Common Shares of Beneficial Interest outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                         ENTERTAINMENT PROPERTIES TRUST
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                             JUNE 30, 2002        DECEMBER 31, 2001
                                                                            ----------------      ----------------
ASSETS                                                                        (UNAUDITED)
Rental properties, net                                                      $        630,795      $        515,972
Land held for development                                                             15,072                14,308
Investment in real estate joint venture                                               10,971                12,479
Cash and cash equivalents                                                             16,007                24,590
Restricted cash equivalents                                                            6,495                 6,495
Other assets                                                                          12,609                 9,507
                                                                            ----------------      ----------------
Total assets                                                                $        691,949      $        583,351
                                                                            ================      ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued liabilities                                    $          1,437      $          1,843
Common dividend payable                                                                8,157                 6,659
Preferred dividend payable                                                               494                    --
Unearned rents                                                                            89                 1,955
Long-term debt                                                                       312,226               314,766
                                                                            ----------------      ----------------
Total liabilities                                                                    322,403               325,223

Commitments and contingencies                                                             --                    --
Minority interest in consolidated subsidiary                                          15,375                    --

Shareholders' equity:
Common Shares, $.01 par value; 50,000,000 shares authorized; 17,644,263 and 15,270,392 shares issued at June 30, 2002
 and December 31, 2001, respectively                                                     176                   153
Preferred Shares, $.01 par value; 5,000,000 shares authorized;
 2,300,000 and no shares issued at June 30, 2002
 and December 31, 2001, respectively                                                      23                    --
Additional paid-in-capital                                                           379,196               279,603
Treasury Stock at cost: 472,200 shares                                                (6,533)               (6,533)
Loans to shareholders                                                                 (3,525)               (3,525)
Non-vested shares                                                                      1,999                (1,105)
Distributions in excess of net income                                                (13,167)              (10,465)
                                                                            ----------------      ----------------
Shareholders' equity                                                                 354,171               258,128
                                                                            ----------------      ----------------
Total liabilities and shareholders' equity                                  $        691,949      $        583,351
                                                                            ================      ================

                         ENTERTAINMENT PROPERTIES TRUST
                        Consolidated Statements of Income
                                   (Unaudited)
                  (Dollars in thousands except per share data)

                                                      Three Months Ended June 30,      Six Months Ended June 30,
                                                     ----------------------------     ----------------------------
                                                        2002             2001            2002             2001
                                                     -----------      -----------     -----------      -----------
Rental revenue                                       $    16,989      $    13,436     $    32,785      $    26,810

Property operating expense                                    75               --             146               --
General and administrative expense                           567            1,010           1,089            1,574
Net interest expense                                       5,883            4,849          11,616            9,847
Depreciation and amortization                              3,248            2,574           6,146            5,148
                                                     -----------      -----------     -----------      -----------
Total expense                                              9,773            8,433          18,997           16,569

Income before minority interest, and income from
joint venture                                              7,216            5,003          13,788           10,241

Equity in income from joint venture                          385              566             760            1,136
Minority interest                                           (375)              --            (445)              --

Net income                                           $     7,226      $     5,569     $    14,103      $    11,377

Preferred dividend requirements                             (494)              --            (494)              --
                                                     -----------      -----------     -----------      -----------
Net income available to common shareholders          $     6,732      $     5,569     $    13,609      $    11,377
                                                     ===========      ===========     ===========      ===========


Net income per common share
   Basic                                             $      0.39      $      0.38     $      0.82      $      0.77
   Diluted                                           $      0.39      $      0.38     $      0.81      $      0.77

Shares used for computation (in thousands):
   Basic                                                  17,120           14,701          16,622           14,701
   Diluted                                                18,155           14,737          17,286           14,737

Dividends per common share:                          $     0.475      $      0.45     $      0.95      $      0.90
                                                     ===========      ===========     ===========      ===========

                         ENTERTAINMENT PROPERTIES TRUST
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                                      Six Months Ended June 30,
                                                                       2002             2001
                                                                    -----------      -----------
OPERATING ACTIVITIES
Net income                                                          $    14,103      $    11,377
Adjustments to reconcile net income to net cash
 provided by operating activities
   Depreciation and amortization                                          6,146            5,148
   Common shares issued to management and trustees                           54               54
   Minority interest in earnings of consolidated subsidiary                 375               --
   Increase in other assets                                              (1,819)          (2,375)
   Decrease in accounts payable and accrued liabilities                    (407)            (219)
   Equity in income from joint venture                                     (760)            (745)
   Decrease in unearned rents                                            (1,866)            (382)
                                                                    -----------      -----------
Net cash provided by operating activities                                15,826           12,858
                                                                    -----------      -----------

INVESTING ACTIVITIES
Acquisition of rental properties                                       (105,611)         (15,597)
Capital contribution to Westcol joint venture                                --           (1,839)
Distributions from joint venture                                            927              940
Proceeds from sale of equity interest in Atlantic joint venture              --            1,445
Development and capitalized costs                                          (764)            (775)
                                                                    -----------      -----------
Net cash used in investing activities                                  (105,448)         (15,826)
                                                                    -----------      -----------

FINANCING ACTIVITIES
Proceeds from long-term debt facilities                                      --          145,000
Principal payments on long-term debt                                     (2,540)        (123,977)
Funding of escrow deposits                                                   --           (6,495)
Proceeds from issuance of common shares, net of costs                    42,928               25
Proceeds from issuance of preferred shares, net of costs                 55,435               --
Distributions to shareholders                                           (14,784)         (13,103)
                                                                    -----------      -----------
Net cash provided by financing activities                                81,039            1,450
                                                                    -----------      -----------

Net decrease in cash and cash equivalents                                (8,583)          (1,518)
Cash and cash equivalents at beginning of period                         24,590            5,948
                                                                    -----------      -----------
Cash and cash equivalents at end of period                          $    16,007      $     4,430
                                                                    ===========      ===========


SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITY
Declaration of dividend to common shareholders                      $     8,157      $     6,659
Declaration of dividend to preferred shareholders                   $       494      $        --
Transfer of land held for development to rental property            $        --      $       866
Minority interest issued in exchange for rental property            $    15,000      $        --
Sale of equity interest in joint venture                            $     1,341      $        --
Exchange of development property in connection with acquisition
   of rental property                                               $        --      $     1,818

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION

Entertainment Properties Trust (the Company) is a Maryland real estate investment trust (REIT) organized on August 29, 1997. The Company was formed to acquire and develop entertainment properties including megaplex theatres and entertainment-themed retail centers.

2. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

CONCENTRATION OF RISK

American Multi-Cinema, Inc. (AMC) is the lessee of a substantial portion (74%) of the megaplex theatre rental properties held by the Company at June 30, 2002 as a result of a series of sale leaseback transactions pertaining to a number of AMC megaplex theatres. A substantial portion (approximately 76%) of the Company's revenues, and its ability to make distributions to its shareholders, will depend on rental payments by AMC under the leases, or its parent, AMC Entertainment, Inc. (AMCE), as the guarantor of AMC's obligations under the leases. AMC Entertainment, Inc. is a publicly held company (AMEX:AEN) and accordingly, their financial information is publicly available.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior quarter amounts to conform to the current quarter presentation.

3. PROPERTY ACQUISITIONS

On June 28, 2002, the Company acquired 3 megaplex theatres and one retail property from a third party developer for an aggregate cash purchase price of $53 million. The megaplex theatre properties are the AMC Forum 30 in Sterling Heights, MI, the AMC Studio 30 in Olathe, KS and the Consolidated Cherrydale Cinema 16 in Greenville, SC. The retail property acquired in the transaction is a 10,000 square foot building adjacent to the Consolidated theatre in Greenville, SC. Proceeds from the Company's issuance of the preferred shares described in footnote #6 to the consolidated financial statements were used to complete the purchase.

On March 15, 2002, the Company acquired 5 megaplex theatres owned and operated by Gulf States Theatres, located in New Orleans, LA. The aggregate purchase price of $67.2 million was comprised of approximately $52 million in cash and $15 million in common and preferred operating units issued by EPT Gulf States, LLC, a subsidiary of the Company, to the sellers of the property. The operating units bear a 10% dividend yield and are convertible into 857,142 common shares of the Company at the option of the holder. Simultaneously, AMC acquired the remaining operations and assets of Gulf States and the Company executed a 20 year lease with AMC for each of the five theatres.


4. EARNINGS PER SHARE

The following table summarizes the Company's common shares used for computation of basic and diluted earnings per share:

                                                             Three months                             Six months
                                                         ended June 30, 2002                      ended June 30, 2002
                                                 Income        Shares       Per Share       Income          Shares        Per Share
                                              (numerator)   (denominator)     Amount      (numerator)    (denominator)     Amount
                                              ----------     ----------     ----------     ----------     ----------     ----------
Basic earnings:
 Income available to common shareholders      $    6,732         17,120     $     0.39     $   13,609         16,622     $     0.82
Effect of dilutive securities:
     Stock options                                    --            178             --             --            154             --
     Contingent shares from conversion of
          minority interest                          375            857             --            445            509          (0.01)
                                              ----------     ----------     ----------     ----------     ----------     ----------
Diluted earnings                              $    7,107         18,155     $     0.39     $   14,054         17,285     $     0.81
                                              ==========     ==========     ==========     ==========     ==========     ==========


                                                          Three months                                Six months
                                                       ended June 30, 2001                         ended June 30, 2001
                                               Income         Shares       Per Share        Income        Shares        Per Share
                                             (numerator)   (denominator)     Amount       (numerator)  (denominator)      Amount
                                             ----------     ----------     ----------     ----------     ----------     ----------
Basic earnings:
 Income available to common shareholders     $    5,569         14,701     $     0.38     $   11,377         14,701     $     0.77
Effect of dilutive securities:
     Stock options                                   --             36             --             --             36             --
                                             ----------     ----------     ----------     ----------     ----------     ----------
Diluted earnings                             $    5,569         14,737     $     0.38     $   11,377         14,737     $     0.77
                                             ==========     ==========     ==========     ==========     ==========     ==========

5. COMMON SHARE OFFERING

On February 8, 2002, the Company issued 2.3 million common shares for net proceeds of $42.9 million. The proceeds were used to fund the acquisition of the 5 megaplex theatres from Gulf States Theatres, described in note 3 to the consolidated financial statements.

6. PREFERRED SHARE OFFERING

On May 29, 2002, the Company issued 2.3 million 9.5% Series A cumulative preferred shares, in a registered public offering, for net proceeds of $55.4 million. The offering includes 300,000 shares from the underwriters' over-allotment option which was exercised in full. The net proceeds have been recorded in shareholders equity. The preferred shares have a liquidation preference of $25 per share. The proceeds were used to fund the $53 million acquisition of the 3 megaplex theatres, purchased on June 28, 2002, described in note 3 to the consolidated financial statements.

7. SALE OF JOINT VENTURE INTEREST

During the second quarter, the Company sold to Atlantic a total of a 7.5% interest in Atlantic-EPR in exchange for $1.3 million in cash. It is expected that Atlantic will acquire up to an additional 56.5% interest in Atlantic-EPR by selling securities to German investors, with the proceeds of those sales to be contributed to Atlantic-EPR and then paid to the Company to reduce its current interest of 76.5%. Atlantic EPR is subject to joint control between the Company and Atlantic and accordingly, the Company does not consolidate the financial results of Atlantic EPR but rather accounts for its investment in the real estate joint venture under the equity method of accounting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this quarterly report on Form 10-Q. The forward-looking statements included in this discussion and elsewhere in this Form 10-Q involve risks and uncertainties, including anticipated financial performance, business prospects, industry trends, shareholder returns, performance of leases by tenants and other matters, which reflect management's best judgment based on factors currently known. Actual results and experience could differ materially from the anticipated results and other expectations expressed in the Company's forward-looking statements as a result of a number of factors including but not limited to those discussed in this Item and in Item I "Business - Risk Factors", in the Company's Annual Report of Form 10-K for the year ended December 31, 2001 and in "Risk Factors" in the Company's prospectus filed under Rule 424(b) of the SEC on May 24, 2002, incorporated by reference herein.

CRITICAL ACCOUNTING POLICIES

There have been no changes from the policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2001 incorporated by reference herein.

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED JUNE 30, 2002 COMPARED TO THE THREE-MONTH PERIOD ENDED JUNE 30, 2001

RENTAL REVENUE - Revenue from property rentals was $17.0 million for the three months ended June 30, 2002 compared to $13.4 million for the three months ended June 30, 2001. The $3.6 million increase resulted from three property acquisitions completed in 2001 ($0.5 million), the acquisition and consolidation in December 2001 of the remaining third party interest in the Westcol joint venture ($1.1 million), property acquisitions completed in 2002 ($1.8 million) and from rent increases on existing properties ($0.2 million).

PROPERTY OPERATING EXPENSE - Our property operating expenses totaled $75 thousand for the three months ended June 30, 2002. These expenses arise from the operations of Westcol Center, an entertainment and retail center in Westminster CO., in which the Company acquired sole ownership in December 2001 by buying the remaining interest in the Westcol joint venture. For the same period in 2001, the Company accounted for its partial interest in the Westcol joint venture under the equity method of accounting, therefore, the Company did not recognize expenses related to the venture in 2001.

GENERAL AND ADMINISTRATIVE EXPENSE - Our general and administrative expenses totaled $0.6 million for the three months ended June 30, 2002 compared to $1.0 million for the same period in 2001. The decrease was attributed to the non-recurring proxy related expenses incurred in the prior year.

NET INTEREST EXPENSE - Our net interest expense increased to $5.9 million for the three months ended June 30, 2002 from $4.8 million for the three months ended June 30, 2001. The $1.0 million increase in net interest expense resulted from an increase in long-term debt related to financings of property acquisitions made during fiscal 2001, and the recognition of interest expense from the Westcol theatre first mortgage loan, acquired with the acquisition/consolidation of the remaining third party interest of the Westcol joint venture in December 2001.

DEPRECIATION AND AMORTIZATION EXPENSE - Our depreciation and amortization expenses totaled $3.2 million for the three months ended June 30, 2002 compared to $2.6 million for the same period in 2001. The $0.7 million increase resulted from the property acquisitions completed in 2001 and 2002.

MINORITY INTEREST IN NET INCOME - For the three months ended June 30, 2002 minority interest in net income was $375 thousand, arising from the issuance of $15 million of common and preferred interests by EPT Gulf States, LLC, our consolidated subsidiary, as a result of the Gulf States theatres acquisition completed on March 15, 2002. For the same period in 2001, the Company had no minority interest outstanding.

INCOME FROM JOINT VENTURE - Income from joint venture totaled $0.4 million for the three months ended June 30, 2002 compared to $0.8 million for the same period in 2001. The decrease was attributed to the acquisition of the remaining third party interest in the Westcol joint venture in December 2001. During the three-months ended June 30, 2001, the Company accounted for our interest in the Westcol joint venture using the equity method of accounting, and for the three-months ended June 30, 2002 the results of Westcol are shown on a consolidated basis.

NET INCOME - Net income for the three months ended June 30, 2002 totaled $7.2 million as compared to $5.6 million for the three months ended June 30, 2001. The $1.7 million increase in net income resulted from the $3.6 million increase in rental revenue and the $0.4 million decrease in general and administrative expenses, offset by increases in net interest expense ($1.0 million), depreciation and amortization ($0.7 million), property operating expenses ($0.1 million), decreases in income from joint venture ($0.2 million), and the impact of distributions to minority interests ($0.4 million).

SIX-MONTH PERIOD ENDED JUNE 30, 2002 COMPARED TO THE SIX-MONTH PERIOD ENDED JUNE 30, 2001

RENTAL REVENUE - Revenue from property rentals was $32.8 million for the six months ended June 30, 2002 compared to $26.8 million for the six months ended June 30, 2001. The $6.0 million increase resulted from property acquisitions completed in 2001 ($1.1 million), the acquisition and consolidation in December 2001 of the remaining third party interest in the Westcol joint venture ($2.2 million), property acquisitions completed in 2002 ($2.1 million) and from rent increases on existing properties and increases in percentage rents earned ($0.6 million).

PROPERTY OPERATING EXPENSE - Our property operating expenses totaled $146 thousand for the six months ended June 30, 2002. These expenses arise from the operations of Westcol Center, an entertainment and retail center in Westminster CO., in which the Company acquired sole ownership in December 2001 by buying the remaining interest in the Westcol joint venture. For the same period in 2001, the Company accounted for its partial interest in the Westcol joint venture under the equity method of accounting, therefore, the Company did not recognize expenses related to the venture in 2001.

GENERAL AND ADMINISTRATIVE EXPENSE - Our general and administrative expenses totaled $1.1 million for the six months ended June 30, 2002 compared to $1.6 million for the same period in 2001. The decrease was attributed to the proxy related expenses incurred in the prior year.

NET INTEREST EXPENSE - Our net interest expense increased to $11.6 million for the six months ended June 30, 2002 from $9.9 million for the six months ended June 30, 2001. The $1.8 million increase in net interest expense resulted from an increase in long-term debt related to financings of property acquisitions made during fiscal 2001, and the recognition of interest expense from the Westcol theatre first mortgage loan, acquired with the acquisition/consolidation of the remaining third party interest in the Westcol joint venture in December 2001.

DEPRECIATION AND AMORTIZATION EXPENSE - Our depreciation and amortization expenses totaled $6.1 million for the six months ended June 30, 2002 compared to $5.1 million for the same period in 2001. The $1.0 million increase resulted from the property acquisitions completed in 2001 and 2002.

MINORITY INTEREST IN NET INCOME - For the six months ended June 30, 2002 minority interest in net income was $445 thousand, arising from the issuance of $15 million in common and preferred interests by EPT Gulf States, LLC, our consolidated subsidiary, as a result of the Gulf States theatres acquisition completed on March 15, 2002. For the same period in 2001, the Company had no minority interest outstanding.

INCOME FROM JOINT VENTURE - Income from joint venture totaled $0.8 million for the six months ended June 30, 2002 compared to $1.1 million for the same period in 2001. The decrease was attributed to the acquisition of the remaining third party interest in the Westcol joint venture in December 2001. During the six months ended June 30, 2001, the Company accounted for our interest in the Westcol joint venture using the equity method of accounting, and for the six months ended June 30, 2002 the results of Westcol are shown on a consolidated basis.

NET INCOME - Net income for the six months ended June 30, 2002 totaled $14.1 million as compared to $11.4 million for the six months ended June 30, 2001. The $2.7 million increase in net income resulted from the $6.0 million increase in rental revenue and the $0.5 million decrease in general and administrative expenses, offset by increases in net interest expense ($1.8 million), depreciation and amortization ($1.0 million), property operating expenses ($0.1 million), decreases in income from joint venture ($0.3 million), and the impact of distributions to minority interests ($0.4 million).

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $16.0 million at June 30, 2002. In addition, the Company had restricted cash of $6.5 million available for debt service in connection with the $121.2 million mortgage debt due in February 2006.

Mortgage Debt and Credit Facilities

As of June 30, 2002, we had total debt outstanding of $312.2 million. All of our debt is mortgage debt secured by substantially all of our rental properties. Of this debt, $54.0 million is variable rate debt and $258.2 million is fixed rate debt. The $312.2 million aggregate principal amount of indebtedness had a weighted average interest rate of 7.3% as of June 30, 2002.

At June 30, 2002, we had $54 million outstanding under our $75 million credit facility. The remaining $21 million available to borrow under that facility is subject to the Company providing additional real estate as collateral.

At June 30, 2002, we had no outstanding debt under our $50 million Fleet Bank credit facility. The Company entered into the credit agreement on May 3, 2002, and expects to use proceeds from the facility for the acquisition of rental property and general corporate purposes. The credit facility is a secured facility with a three-year term and carries interest at LIBOR plus 300 basis points.

Liquidity Requirements

Short-term liquidity requirements consist primarily of normal recurring corporate operating expenses, debt service requirements and distributions to shareholders, including a 9.5% fixed dividend on our preferred shares. At June 30, 2002, the Company had no unfunded acquisition or development commitments. We anticipate that our cash on hand and cash from operations will provide adequate liquidity to conduct operations, fund administrative and operating costs and interest and principal payments on our debt, and allow distributions to our shareholders and avoidance of corporate level federal income or excise tax in accordance with Internal Revenue Code requirements for qualification as a REIT. However, we will continue to require new capital to acquire additional properties, and continue to evaluate potential sources of debt and equity capital for this purpose.

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

The following tables summarize the Company's FFO for the three and six month periods ended June 30, 2002 and June 31, 2001 (in thousands):

                                                               Three months                    Six months
                                                              ended June 30,                 ended June 30,
                                                          2002            2001            2002            2001
                                                       -----------     -----------     -----------     -----------
Net income available to common shareholders            $     6,732     $     5,569     $    13,609     $    11,377
Add: Real estate depreciation                                3,056           2,500           5,787           4,999
Add: Allocated share of joint venture depreciation             137             205             275             410
                                                       -----------     -----------     -----------     -----------
  Basic Funds From Operations                                9,925           8,274          19,671          16,786

Add: minority interest in net income                           375              --             445              --
                                                       -----------     -----------     -----------     -----------
  Diluted Funds From Operations                        $    10,300     $     8,274     $    20,116     $    16,786

Common shares used for computation:
Basic                                                       17,120          14,701          16,622          14,701
Diluted                                                     18,155          14,737          17,286          14,737

NEW ACCOUNTING PRONOUNCEMENT

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While this statement supersedes SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of", it retains many of the fundamental provisions of that statement. This statement also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. This statement is effective for fiscal years beginning after December 15, 2001 and was adopted by the Company on January 1, 2002. The adoption of SFAS 144 did not have a material impact on the Company's financial position or results of operations.

FORWARD LOOKING INFORMATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

WITH THE EXCEPTION OF HISTORICAL INFORMATION, THIS REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS AS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND IDENTIFIED BY SUCH WORDS AS "WILL BE," "INTEND," "CONTINUE," "BELIEVE," "MAY," "EXPECT," "HOPE," "ANTICIPATE," "GOAL," "FORECAST," OR OTHER COMPARABLE TERMS. THE COMPANY'S ACTUAL FINANCIAL CONDITION, RESULTS OF OPERATIONS OR BUSINESS MAY VARY MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD LOOKING STATEMENTS AND INVOLVE VARIOUS RISKS AND UNCERTAINTIES, INCLUDING BUT NOT LIMITED TO THOSE DISCUSSED UNDER "RISK FACTORS" IN

THE COMPANY'S PROSPECTUS FILED UNDER RULE 424(b) OF THE SEC ON MAY 24, 2002. INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY FORWARD-LOOKING STATEMENTS.


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



                           PART II - OTHER INFORMATION

ITEM 1 . LEGAL PROCEEDINGS

Other than routine litigation and administrative proceedings arising in the ordinary course of business, the Company is not presently involved in any litigation nor, to its knowledge, is any litigation threatened against the Company or its properties, which is reasonably likely to have a material adverse effect on the liquidity or results of operations of the Company.

ITEM 2 . CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) On May 24, 2002, the Company filed Articles Supplementary to its Amended and Restated Declaration of Trust designating the rights and preferences of its 9.5% Series A Cumulative Preferred Shares. The Articles Supplementary were filed as Exhibit 4.4 to 4.5, incorporated by reference herein.

(b) No dividends may be paid to the holders of the Company's common shares unless and until all accrued and unpaid dividends on the Company's preferred shares have been paid or set aside for payment.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    A.  Exhibits.

        99.1   Certification of Principal Executive Officer
        99.2   Certification of Principal Financial Officer

    B.  Reports on Form 8-K.

Filing Date         Date of Report        Items Reported
-----------         --------------        --------------
April 12, 2002      April 8, 2002         Item 4. Change in Registrant's Certifying Accountant
April 12, 2002      April 8, 2002         Item 4. Change in Registrant's Certifying Accountant
May 20, 2002        May 17, 2002          Item 7. Financial Statements and Exhibits
                                          Item 9. Regulation FD Disclosure
May 21, 2002        March 15, 2002        Amended 8K/A Item 2.   Acquisition of Assets
May 30, 2002        May 23, 2002          Item 7. Financial Statements and Exhibits
June 4, 2002        May 30, 2002          Item 5. Other Events
                                          Item 7. Financial Statements and Exhibits



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             ENTERTAINMENT PROPERTIES TRUST


Dated:  August 13, 2002      By /s/ David M. Brain
                                -----------------------------------------------
                                David M. Brain, President - Chief Executive
                                          Officer and Trustee


Dated:  August 13, 2002      By /s/ Fred L. Kennon
                                -----------------------------------------------
                                Fred L. Kennon, Vice President - Chief Financial
                                          Officer Treasurer and Controller