Form 10-Q
period 2002-09-30
ENTERTAINMENT PROPERTIES TRUST
filed 2002-11-14
CIK 1045450

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended September 30, 2002



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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X
                                                ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At November 1, 2002, there were 17,182,279 Common Shares of Beneficial Interest outstanding.

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                         ENTERTAINMENT PROPERTIES TRUST
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                                        SEPTEMBER 30, 2002    DECEMBER 31, 2001
                                                                                        ------------------    -----------------
        ASSETS                                                                               (UNAUDITED)
         Rental properties, net                                                                $ 649,602         $ 515,972
         Land held for development                                                                15,954            14,308
         Investment in real estate joint venture                                                   9,635            12,479
         Cash and cash equivalents                                                                19,220            24,590
         Restricted cash equivalents                                                               6,495             6,495
         Other assets                                                                             12,091             9,507
                                                                                               ---------         ---------
         Total assets                                                                          $ 712,997         $ 583,351
                                                                                               =========         =========

         LIABILITIES AND SHAREHOLDERS' EQUITY
         Accounts payable and accrued liabilities                                              $   1,556         $   1,843
         Common dividend payable                                                                   8,160             6,659
         Preferred dividend payable                                                                1,366                --
         Unearned rents                                                                              136             1,955
         Long-term debt                                                                          332,947           314,766
                                                                                               ---------         ---------
         Total liabilities                                                                       344,165           325,223

         Commitments and contingencies                                                                 -                 -
         Minority interest in consolidated subsidiary                                             15,375                 -

         Shareholders' equity:
         Common Shares, $.01 par value; 50,000,000 shares authorized; 17,650,545 and 15,270,392 shares issued at September 30, 2002
          and December 31, 2001, respectively                                                        177               153
         Preferred Shares, $.01 par value; 5,000,000 shares authorized;
          2,300,000 and no shares issued at September 30, 2002
          and December 31, 2001, respectively                                                         23                 -
         Additional paid-in-capital                                                              379,334           279,603
         Treasury Stock at cost: 472,200 shares                                                   (6,533)           (6,533)
         Loans to shareholders                                                                    (3,525)           (3,525)
         Non-vested shares                                                                        (1,739)           (1,105)
         Distributions in excess of net income                                                   (14,280)          (10,465)
                                                                                               ---------         ---------
         Shareholders' equity                                                                    353,457           258,128
                                                                                               ---------         ---------
         Total liabilities and shareholders' equity                                            $ 712,997         $ 583,351
                                                                                               =========         =========

                         ENTERTAINMENT PROPERTIES TRUST
                        Consolidated Statements of Income
                                   (Unaudited)
                  (Dollars in thousands except per share data)



                                                     Three Months Ended September 30,          Nine Months Ended September 30,
                                                             2002           2001                   2002               2001
                                                           --------       --------               --------          --------
Rental revenue                                            $ 18,797       $ 13,651               $ 51,582          $ 40,462

Property operating expense                                      25           --                      171              --
General and administrative expense                             589            493                  1,679             2,067
Net interest expense                                         6,278          5,102                 17,895            14,949
Depreciation and amortization                                3,658          2,574                  9,804             7,722
Gain on sale of real estate                                    202           --                      202              --
Equity in income from joint venture                            339            572                  1,100             1,707
                                                          --------       --------               --------          --------

Income from operations                                       8,788          6,054                 23,335            17,431

Minority interest expense                                      375            --                     820              --
                                                          --------       --------               --------          --------

Net income                                                $  8,413       $  6,054               $ 22,515          $ 17,431

Preferred dividend requirement                              (1,366)          --                   (1,860)             --
                                                          --------       --------               --------          --------
Net income available to common shareholders               $  7,047       $  6,054               $ 20,655          $ 17,431
                                                          ========       ========               ========          ========


Net income per common share
   Basic                                                  $   0.41       $   0.41               $   1.23          $   1.18
   Diluted                                                $   0.41       $   0.41               $   1.22          $   1.18

Shares used for computation (in thousands):
   Basic                                                    17,165         14,742                 16,805            14,715
   Diluted                                                  18,183         14,803                 17,589            14,742

Dividends per common share:                               $  0.475       $   0.45               $  1.425          $   1.35
                                                          ========       ========               ========          ========

                         ENTERTAINMENT PROPERTIES TRUST
                      Consolidated Statements of Cash Flows
                           (Unaudited - in thousands)



                                                                                          Nine Months Ended September 30,
                                                                                              2002               2001
                                                                                           ----------         ----------
          OPERATING ACTIVITIES
          Net income                                                                     $   22,515         $   17,431
          Adjustments to reconcile net income to net cash
           provided by operating activities
             Minority owner's interest in net income                                            375                  -
             Gain on sale of land held for development                                         (202)                 -
             Depreciation and amortization                                                    9,804              7,722
             Common shares issued to management and trustees                                     54                 54
             (Increase) decrease in other assets                                             (2,188)               580
             Decrease in accounts payable and accrued liabilities                              (279)              (285)
             Equity in income from joint venture                                             (1,100)            (1,707)
             Decrease in unearned rents                                                      (1,819)              (390)
                                                                                         ----------         ----------
          Net cash provided by operating activities                                          27,160             23,405
                                                                                         ----------         ----------

          INVESTING ACTIVITIES
          Acquisition of rental properties                                                 (131,489)           (17,415)
          Capital Contribution to Westcol joint venture                                           -             (1,449)
          Proceeds from sale of land                                                          3,533                  -
          Distributions from joint venture                                                    1,347              1,404
          Proceeds from sale of equity interest in Atlantic joint venture                     2,186              1,445
          Development and capitalized costs                                                  (1,270)            (1,136)
                                                                                         ----------         ----------
          Net cash used in investing activities                                            (125,693)           (17,151)
                                                                                         ----------         ----------

          FINANCING ACTIVITIES
          Proceeds from debt facilities                                                      22,000            150,000
          Principal payments on long-term debt                                               (3,819)          (123,224)
          Funding of escrow deposits                                                              -             (6,495)
          Increase in capitalized financing fees                                                (88)            (2,805)
          Proceeds from issuance of common shares, net of costs                              43,069                119
          Proceeds from issuance of preferred shares, net of costs                           55,435                  -
          Distributions to preferred shareholders                                              (494)                 -
          Distributions to common shareholders                                              (22,940)           (19,731)
                                                                                         ----------         ----------
          Net cash provided (used) by financing activities                                   93,163             (2,136)
                                                                                         ----------         ----------

          Net increase (decrease) in cash and cash equivalents                               (5,370)             4,118
          Cash and cash equivalents at beginning of period                                   24,590              5,948
                                                                                         ----------         ----------
          Cash and cash equivalents at end of period                                     $   19,220         $   10,066
                                                                                         ==========         ==========



          SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITY:
          Declaration of dividend to common shareholders                                 $    8,160         $    6,659
          Declaration of dividend to preferred shareholders                              $    1,366         $        -
          Transfer of land held for development to rental property                       $        -         $      866
          Minority interest issued in exchange for rental property                       $   15,000         $        -
          Sale of equity interest in joint venture for receivable                        $      411         $        -
          Exchange of development property in connection with acquisition
             of rental property                                                          $        -         $    1,818
          SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
          Cash paid during nine-month period for interest                                $   17,383         $   14,549
          Issuance of non-vested stock grants to management                              $    1,219         $      832


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION

Entertainment Properties Trust (the Company) is a Maryland real estate investment trust (REIT) organized on August 29, 1997. The Company was formed to acquire and develop entertainment properties including megaplex theatres and entertainment-themed retail centers.

2. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

CONCENTRATION OF RISK

American Multi-Cinema, Inc. (AMC) is the lessee of a substantial portion (74%) of the megaplex theatre rental properties held by the Company at September 30, 2002 as a result of a series of sale leaseback transactions pertaining to a number of AMC megaplex theatres. A substantial portion (approximately 76%) of the Company's revenues, and its ability to make distributions to its shareholders, will depend on rental payments by AMC under the leases, or its parent, AMC Entertainment, Inc. (AMCE), as the guarantor of AMC's obligations under the leases. AMC Entertainment, Inc. is a publicly held company (AMEX:AEN) and accordingly, their financial information is publicly available.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior quarter amounts to conform to the current quarter presentation.

3. PROPERTY ACQUISITIONS

During the three months ended September 30, 2002, the Company completed approximately $26 million of property acquisitions. On August 11, 2002, the Company acquired the Livonia, MI, AMC 20 screen megaplex theatre from AMC for a cash purchase price of $22 million. The property is leased to AMC under a 20 year triple net lease. On July 22, 2002, the Company acquired the land in Little Rock, AR, underlying an 18 screen megaplex theatre being constructed by Rave Motion Pictures, for a cash purchase price of $3.8 million. Rave Motion Pictures is obligated to pay rent on the land during construction. The company expects to purchase the building and improvements when the theatre construction is completed in the fourth quarter of 2002. The Company expects its overall investment in the theatre will total approximately $11 million.

4. EARNINGS PER SHARE

The following table summarizes the Company's common shares used for computation of basic and diluted earnings per share:



                                                                Three months                              Nine months
                                                          ended September 30, 2002                 ended September 30, 2002
                                                     Income         Shares       Per Share     Income        Shares      Per Share
                                                   (numerator)   (denominator)     Amount    (numerator)  (denominator)    Amount
                                                   -----------   -------------     ------    -----------  -------------    ------
Basic earnings:
 Income available to common shareholders             $ 7,047        17,165       $   0.41     $20,655        16,805      $   1.23
Effect of dilutive securities:
     Stock options                                        --           161             --          --           157            --
     Contingent shares from conversion of
          minority interest                              375           857             --         820           627         (0.01)
                                                     -------        ------       --------     -------        ------      --------
Diluted earnings                                     $ 7,482        18,183       $   0.41     $21,475        17,589      $   1.22
                                                     =======        ======       ========     =======        ======      ========



                                                                 Three months                            Nine months
                                                          ended September 30, 2001                ended September 30, 2001
                                                      Income         Shares     Per Share     Income         Shares      Per Share
                                                   (numerator)   (denominator)    Amount    (numerator)  (denominator)     Amount
                                                   -----------   -------------    ------    -----------  -------------     ------
Basic earnings:
 Income available to common shareholders             $ 6,054        14,742       $   0.41     $17,431        14,715      $   1.18
Effect of dilutive securities:
     Stock options                                        --            61            --           --            27           --
                                                     -------        ------       --------     -------        ------      --------
Diluted earnings                                     $ 6,054        14,803       $   0.41     $17,431        14,742      $   1.18
                                                     =======        ======       ========     =======        ======      ========




5. COMMON SHARE OFFERING

On February 8, 2002, the Company issued 2.3 million common shares in a registered public offering for net proceeds of $43 million. The proceeds were used to fund the acquisition of 5 megaplex theatres from Gulf States Theatres, completed in March 2002.

6. PREFERRED SHARE OFFERING

On May 29, 2002, the Company issued 2.3 million 9.5% Series A cumulative preferred shares, in a registered public offering, for net proceeds of $55.4 million. The offering includes 300,000 shares from the underwriters' over-allotment option which was exercised in full. The net proceeds have been recorded in shareholders equity. The preferred shares have a liquidation preference of $25 per share. The proceeds were used to fund the $53 million acquisition of 3 megaplex theatres, purchased on June 28, 2002.

7. SALE OF JOINT VENTURE INTEREST

During the third quarter, the Company sold to Atlantic a total of a 7.1% interest in Atlantic-EPR in exchange for $1.3 million in cash, bringing the year-to-date total interest sold to 14.6% or $2.6 million. It is expected that Atlantic will acquire up to an additional 49.4% interest in Atlantic-EPR by selling securities to German investors, with the proceeds of those sales to be contributed to Atlantic-EPR and then paid to the Company to reduce its current interest of 69.4%. Atlantic EPR is subject to joint control between the Company and Atlantic and accordingly, the Company has not consolidated the financial results of Atlantic EPR but rather accounts for its investment in the real estate joint venture under the equity method of accounting.

8. SALE OF EXCESS REAL ESTATE

On September 3, 2002, the Company sold approximately 7 acres of undeveloped land adjacent to our Westminster, Colorado entertainment/retail development for net proceeds of approximately $3.5 million. The land represented excess land not intended to be developed by the Company. The transaction resulted in a gain of approximately $202 thousand.

9. SUBSEQUENT EVENTS

On September 16, 2002, the Company's Board of Trustees declared a cash dividend of $0.475 per common share, which was paid on October 15, 2002 to shareholders of record as of September 30, 2002.

On September 16, 2002, the Company's Board of Trustees declared a cash dividend of $0.59375 per share, on the 9.5% series A Preferred Shares, which was paid on October 15, 2002 to preferred shareholders of record as of September 30, 2002.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this quarterly report on Form 10-Q. The forward-looking statements included in this discussion and elsewhere in this Form 10-Q involve risks and uncertainties, including anticipated financial performance, business prospects, industry trends, shareholder returns, performance of leases by tenants and other matters, which reflect management's best judgment based on factors currently known. Actual results and experience could differ materially from the anticipated results and other expectations expressed in the Company's forward-looking statements as a result of a number of factors including but not limited to those discussed in this Item and in Item I "Business -- Risk Factors", in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and in "Risk Factors" in the Company's prospectus filed under Rule 424(b) of the SEC on May 24, 2002, incorporated by reference herein.

OVERVIEW

Our primary business strategy is to purchase real estate (land, buildings and other improvements) leased to operators of destination based entertainment and entertainment related properties under long-term, triple-net leases. As of September 30, 2002, we had invested approximately $712 million (before accumulated depreciation) in 37 megaplex theatre properties and 12 restaurant/ retail properties located in 16 states.

Substantially all of our properties are leased pursuant to long-term, triple-net leases, under which the tenants typically pay all operating expenses of a property, including, but not limited to, all real estate taxes, assessments and other government charges, insurance, utilities, repairs and maintenance.

Substantially all of our revenues are derived from rents received or accrued under long-term, triple-net leases and interest earned from the temporary investment of funds in short-term investments.

We incur general and administrative expenses including compensation expense for our executive officers and other employees, professional fees and various expenses incurred in the process of identifying and acquiring additional properties. We are self-administered and managed by our trustees, executive officers and other employees. Our primary non-cash expense is the depreciation of our properties. We depreciate buildings and improvements on our properties over a seven-year to 40-year period for tax purposes and primarily a 40-year period for financial reporting purposes. We do not own or lease any significant personal property or equipment at any property we currently own.

Third Quarter Acquisitions

During the three months ended September 30, 2002, we completed approximately $26 million of property acquisitions. On August 7, 2002, we acquired the Livonia, MI, AMC 20 screen megaplex theatre from AMC for a cash purchase price of $22 million. The AMC Livonia 20 lease entered into during the quarter is a 20 year triple-net lease with three renewal options of five years each exercisable at the option of the tenant. On July 19, 2002, the Company acquired land in Little Rock, AR, underlying an 18 screen megaplex theatre being constructed by Rave Motion Pictures, for a cash purchase price of $3.8 million. Rave Motion Pictures is obligated to pay rent on the land during construction. We expect to purchase the building and improvements when the theatre construction is completed in the fourth quarter of 2002. We expect our overall investment in the Rave Little Rock theatre will total approximately $11 million once it is completed. We funded the third quarter acquisitions with cash on hand and funds drawn on our short-term credit facility.

CRITICAL ACCOUNTING POLICIES
There have been no changes from the policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2001.

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2001

RENTAL REVENUE -- Revenue from property rentals was $18.8 million for the three months ended September 30, 2002 compared to $13.7 million for the three months ended September 30, 2001. The $5.1 million increase resulted from the nine megaplex theatre property acquisitions completed in 2002 ($3.8 million), the acquisition and consolidation in December 2001 of the remaining third party interest in the Westcol joint venture ($1.1 million), and from rent increases on existing properties ($0.2 million).

PROPERTY OPERATING EXPENSE -- Our property operating expenses totaled $25 thousand for the three months ended September 30, 2002. These expenses arise from the operations of Westcol Center, an entertainment and retail center in Westminster CO, in which the Company acquired sole ownership in December 2001 by buying the remaining interest in the Westcol joint venture. For the same period in 2001, the Company accounted for its partial interest in the Westcol joint venture under the equity method of accounting, therefore, the Company did not recognize expenses related to the venture in 2001.

GENERAL AND ADMINISTRATIVE EXPENSE -- Our general and administrative expenses totaled $0.6 million for the three months ended September 30, 2002 compared to $0.5 million for the same period in 2001. The increase was due to a general increase across several categories of expenses including personnel costs, professional fees and insurance expenses.

NET INTEREST EXPENSE - Our net interest expense increased to $6.3 million for the three months ended September 30, 2002 from $5.1 million for the three months ended September 30, 2001. The $1.2 million increase in net interest expense resulted from an increase in long-term debt related to financings of property acquisitions made during fiscal 2002 and 2001, and the recognition of interest expense from the Westcol theatre first mortgage loan, acquired with the acquisition/consolidation of the remaining third party interest in the Westcol joint venture in December 2001.

DEPRECIATION AND AMORTIZATION EXPENSE -- Our depreciation and amortization expenses totaled $3.7 million for the three months ended September 30, 2002 compared to $2.6 million for the same period in 2001. The $1.1 million increase resulted from the property acquisitions completed in 2001 and 2002.

MINORITY INTEREST IN NET INCOME -- For the three months ended September 30, 2002 minority interest in net income was $375 thousand, arising from the issuance of $15 million of common and preferred interests by EPT Gulf States, LLC, our consolidated subsidiary, as a result of the Gulf States theatres acquisition completed on March 15, 2002. For the same period in 2001, the Company had no minority interest outstanding.

INCOME FROM JOINT VENTURE -- Income from joint venture totaled $0.3 million for the three months ended September 30, 2002 compared to $0.6 million for the same period in 2001. The decrease was primarily attributed to the acquisition of the remaining third party interest in the Westcol joint venture in December 2001. During the three-months ended September 30, 2001, the Company accounted for our interest in the Westcol joint venture using the equity method of accounting, and for the three-months ended September 30, 2002 the results of Westcol are shown on a consolidated basis.

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS - Net income available to common shareholders for the three months ended September 30, 2002 totaled $7.0 million as compared to $6.1 million for the three months ended September 30, 2001. The $0.9 million increase in net income resulted from the $5.1 million increase in rental revenue offset by increases in our expenses and distributions to minority interests in EPT Gulf States and our preferred shareholders.

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2002 COMPARED TO THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2001

RENTAL REVENUE -- Revenue from property rentals was $51.6 million for the nine months ended September 30, 2002 compared to $40.5 million for the nine months ended September 30, 2001. The $11.1 million increase resulted primarily from property acquisitions completed in 2002 and 2001 ($7.2 million), the acquisition and consolidation in December 2001 of the remaining third party interest in the Westcol joint venture ($3.3 million), and from rent increases on existing properties and increases in percentage rents earned ($0.6 million).

PROPERTY OPERATING EXPENSE -- Our property operating expenses totaled $171 thousand for the nine months ended September 30, 2002. These expenses arise from the operations of Westcol Center, an entertainment and retail center in Westminster CO., in which the Company acquired sole ownership in December 2001 by buying the remaining interest in the Westcol joint venture. For the same period in 2001, the Company accounted for its partial interest in the Westcol joint venture under the equity method of accounting, therefore, the Company did not recognize expenses related to the venture in 2001.

GENERAL AND ADMINISTRATIVE EXPENSE -- Our general and administrative expenses totaled $1.7 million for the nine months ended September 30, 2002 compared to $2.1 million for the same period in 2001. The decrease was attributed to the proxy related expenses incurred in the prior year.

NET INTEREST EXPENSE - Our net interest expense increased to $17.9 million for the nine months ended September 30, 2002 from $14.9 million for the nine months ended September 30, 2001. The $3.0 million increase in net interest expense resulted from an increase in long-term debt related to financings of property acquisitions made during fiscal 2002 and 2001, and the recognition of interest expense from the Westcol theatre first mortgage loan, acquired with the acquisition/consolidation of the remaining third party interest in the Westcol joint venture in December 2001.

DEPRECIATION AND AMORTIZATION EXPENSE -- Our depreciation and amortization expenses totaled $9.8 million for the nine months ended September 30, 2002 compared to $7.7 million for the same period in 2001. The $2.1 million increase resulted primarily from the property acquisitions completed in 2001 and 2002.

MINORITY INTEREST IN NET INCOME -- For the nine months ended September 30, 2002 minority interest in net income was $820 thousand, arising from the issuance of $15 million in common and preferred interests by EPT Gulf States, LLC, our consolidated subsidiary, as a result of the Gulf States theatres acquisition completed on March 15, 2002. For the same period in 2001, the Company had no minority interest outstanding.

INCOME FROM JOINT VENTURE -- Income from joint venture totaled $1.1 million for the nine months ended September 30, 2002 compared to $1.7 million for the same period in 2001. The decrease was primarily the result of our acquisition of the remaining third party interest in the Westcol joint venture in December 2001. During the nine months ended September 30, 2001, the Company accounted for our interest in the Westcol joint venture using the equity method of accounting, and for the nine months ended September 30, 2002 the results of Westcol are shown on a consolidated basis.

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS - Net income for the nine months ended September 30, 2002 totaled $20.7 million as compared to $17.4 million for the nine months ended September 30, 2001. The $3.3 million increase in net income resulted from the $11.1 million increase in rental revenue and the $0.4 million decrease in general and administrative expenses, offset by increases in net interest expense, depreciation and amortization, property operating expenses, decreases in income from joint venture, and the impact of distributions to minority interests in EPT Gulf States and our preferred shareholders.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $19.2 million at September 30, 2002. In addition, the Company had restricted cash of $6.5 million available for debt service in connection with the $120.1 million mortgage debt due in February 2006.

Mortgage Debt and Credit Facilities

As of September 30, 2002, we had total debt outstanding of $332.9 million. All of our debt is mortgage debt secured by substantially all of our rental properties. Of this debt, $76 million is variable rate debt and $257 million is fixed rate debt. The $332.9 million aggregate principal amount of indebtedness had a weighted average interest rate of approximately 7.3% as of September 30, 2002.

During the third quarter, we terminated the remaining $21 million available to borrow under our iSTAR $75 million credit facility. At September 30, 2002, we had $54 million outstanding under that credit facility, therefore, we have no additional amount available to draw under the iSTAR credit facility. The iSTAR credit facility is a secured facility with approximately one and one-half years remaining under the original three-year term and carries interest at an average of LIBOR plus 400 basis points.

At September 30, 2002, we had $22 million of outstanding debt under our $50 million Fleet Bank credit facility. The Fleet Bank credit facility is fully collateralized and available to draw the $28 million remaining. We expect to use proceeds from the facility for the acquisition of rental property and general corporate purposes. The credit facility is a secured facility with a three-year term and carries interest at LIBOR plus 300 basis points.

Liquidity Requirements

Short-term liquidity requirements consist primarily of normal recurring corporate operating expenses, debt service requirements and distributions to shareholders, including a 9.5% fixed dividend on our preferred shares. At September 30, 2002, the Company had no unfunded acquisition or development commitments. We anticipate that our cash on hand and cash from operations will provide adequate liquidity to conduct operations, fund administrative and operating costs and interest and principal payments on our debt, and allow distributions to our shareholders and avoidance of corporate level federal income or excise tax in accordance with Internal Revenue Code requirements for qualification as a REIT. However, we will continue to require new capital to acquire additional properties, and continue to evaluate potential sources of debt and equity capital for this purpose.

FUNDS FROM OPERATIONS

The Company believes that to facilitate a clear understanding of the historical consolidated operating results, funds from operations (FFO) should be examined in conjunction with net income as presented in the Consolidated Financial Statements. FFO is defined as net income (computed in accordance with GAAP), excluding gains and losses from sales of depreciable operating properties, plus depreciation and amortization, and after adjustments for unconsolidated partnerships, joint ventures and other affiliates. Adjustments for unconsolidated partnerships, joint ventures and other affiliates are calculated to reflect FFO on the same basis. FFO does not represent cash flows from operations as defined by GAAP and is not indicative that cash flows are adequate to fund all cash needs and is not to be considered an alternative to net income or any other GAAP measure as a measurement of the results of the Company's operations or the Company's cash flows or liquidity as defined by GAAP.

The following tables summarize the Company's FFO for the three and nine month periods ended September 30, 2002 and September 30, 2001 (in thousands):


                                                                      Three months                       Nine months
                                                                    ended September 30,               ended September 30,
                                                                   2002            2001              2002             2001
                                                                 -------          ------           -------          -------
    Net income available to common shareholders                   $7,047         $6,054            $20,655          $17,431
    Less: Gain on sale of real estate                              (202)              -              (202)                -
    Add: Real estate depreciation                                  3,365          2,501              9,152            7,499
    Add: Allocated share of joint venture depreciation               119            204                387              614
                                                                 -------         ------            -------          -------
      Basic Funds From Operations                                 10,329          8,759             29,992           25,544

    Add: minority interest in net income                             375              -                820                -
                                                                 -------         ------            -------          -------
      Diluted Funds From Operations                              $10,704         $8,759            $30,812          $25,544
                                                                 =======         ======            =======          =======

    Weighted average common shares:
    Basic                                                         17,165         14,742             16,805           14,715
    Diluted                                                       18,183         14,803             17,589           14,742


NEW ACCOUNTING PRONOUNCEMENTS
In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While this statement supersedes SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of", it retains many of the fundamental provisions of that statement. This statement also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. This statement is effective for fiscal years beginning after December 15, 2001 and was adopted by the Company on January 1, 2002. The adoption of SFAS 144 did not have a material impact on the Company's financial position or results of operations.

In April 2002, the FASB issued FAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FAS Statement No. 13, and Technical Correction." FAS 145 eliminates extraordinary accounting treatment for reporting or loss on debt extinguishments, and amends other existing authoritative pronouncements to make various technical corrections, clarifies meanings, or describes their applicability under changed conditions. The Company does not anticipate a significant impact on their results of operations from adopting FAS 145.

In July 2002, the FASB issued FAS 146, "Accounting For Costs Associated With Exit Or Disposal Activities." FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. Under FAS 146, a commitment to an exit or disposal plan no longer will be a sufficient basis for recording a liability for those activities. The Company does not anticipate a significant impact on their results of operations from adopting FAS 146.

FORWARD LOOKING INFORMATION
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

WITH THE EXCEPTION OF HISTORICAL INFORMATION, THIS REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS AS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND IDENTIFIED BY SUCH WORDS AS "WILL BE," "INTEND," "CONTINUE," "BELIEVE," "MAY," "EXPECT," "HOPE," "ANTICIPATE," "GOAL," "FORECAST," OR OTHER COMPARABLE TERMS. THE COMPANY'S ACTUAL FINANCIAL CONDITION, RESULTS OF OPERATIONS OR BUSINESS MAY VARY MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD LOOKING STATEMENTS AND INVOLVE VARIOUS RISKS AND UNCERTAINTIES, INCLUDING BUT NOT LIMITED TO THOSE DISCUSSED UNDER "RISK FACTORS" IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001 AND ITS PROSPECTUS FILED UNDER RULE 424(b) OF THE SEC ON MAY 24, 2002. INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY FORWARD-LOOKING STATEMENTS.

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

ITEM 4. CONTROLS AND PROCEDURES

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") and Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report. Based on that review and evaluation, the CEO and CFO have concluded that the Company's current disclosure controls and procedures, as designed and implemented, were effective. There have been no significant changes in the Company's internal controls subsequent to the date of their evaluation. There were no significant material weaknesses identified in the course of such review and evaluation and, therefore, no corrective measures were taken by the Company.

                          PART II -- OTHER INFORMATION

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

ITEM 3 . DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 . SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 . OTHER INFORMATION

None.

ITEM 6 . EXHIBITS AND REPORTS ON FORM 8-K

     A.  Exhibits.

         None.

     B.  Reports on Form 8-K.

         None.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              ENTERTAINMENT PROPERTIES TRUST

Dated:  November 5, 2002                By   /s/ David M. Brain
                                             -----------------------------------
                                             David M. Brain, President -
                                             Chief Executive Officer and Trustee

Dated:  November 5, 2002                By      /s/ Fred L. Kennon
                                             -----------------------------------
                                             Fred L. Kennon, Vice President -
                                             Chief Financial Officer

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                                   PURSUANT TO
            SECTION 302 OF THE SARBANES-OXLEY ACT AND SEC RULE 13A-14
I, David M. Brain, President and Chief Executive Officer of Entertainment Properties Trust, certify that:
     1. I have reviewed this quarterly report on Form 10-Q of Entertainment Properties Trust for the quarter ended September 30, 2002;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     Date:  November 5, 2002               /s/ David M. Brain
                                           -------------------------------------
                                           David M. Brain
                                           President and Chief Executive Officer

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                                   PURSUANT TO
            SECTION 302 OF THE SARBANES-OXLEY ACT AND SEC RULE 13A-14
I, Fred L. Kennon, Vice President and Chief Financial Officer of Entertainment Properties Trust, certify that:
     1. I have reviewed this quarterly report on Form 10-Q of Entertainment Properties Trust for the quarter ended September 30, 2002;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  f) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     Date:  November 5, 2002    /s/  Fred L Kennon
                                ------------------------------------------------
                                     Fred L. Kennon
                                     Vice President and Chief Financial Officer,

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT
In connection with the accompanying quarterly report on Form 10-Q of Entertainment Properties Trust (the "Issuer") for the quarter ended September 30, 2002, I, David M. Brain, President and Chief Executive Officer of the Issuer, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:
         (1) such quarterly report on Form 10-Q of the Issuer for the quarter ended September 30, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
         (2) the information contained in such quarterly report on Form 10-Q of the Issuer for the quarter ended September 30, 2002, fairly presents, in all material respects, the financial condition and results of operations of the Issuer for and as of the end of such quarter.


                                           /s/ David M. Brain
                                           -------------------------------------
                                           David M. Brain
                                           President and Chief Executive Officer
Date:  November 5, 2002

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT
In connection with the accompanying quarterly report on Form 10-Q of Entertainment Properties Trust (the "Issuer") for the quarter ended September 30, 2002, I, Fred L. Kennon, Vice President and Chief Financial Officer of the Issuer, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:
         (1) such quarterly report on Form 10-Q of the Issuer for the quarter ended September 30, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
         (2) the information contained in such quarterly report on Form 10-Q of the Issuer for the quarter ended September 30, 2002, fairly presents, in all material respects, the financial condition and results of operations of the Issuer for and as of the end of such quarter.


                                     /s/ Fred L. Kennon
                                     -------------------------------------------
                                     Fred L. Kennon
                                     Vice President and Chief Financial Officer,


Date:  November 5, 2002