Form 10-K
period 2002-12-31
ENTERTAINMENT PROPERTIES TRUST
filed 2003-03-28
CIK 1045450

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                   For the fiscal year ended December 31, 2002



                         COMMISSION FILE NUMBER 1-13561

                         ENTERTAINMENT PROPERTIES TRUST
             (Exact name of registrant as specified in its charter)

                  MARYLAND                                  43-1790877
         (State or other jurisdiction                   (I.R.S. Employer
        of incorporation or organization)               Identification No.)

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

9.5% Series A Cumulative Preferred Shares,                New York Stock Exchange
         par value $.01 per share

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None.

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]


INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. YES [X] NO [ ]

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN EXCHANGE ACT RULE 12b-2). YES [X] NO [ ]

THE AGGREGATE MARKET VALUE OF THE COMMON SHARES OF BENEFICIAL INTEREST ("COMMON SHARES") OF THE REGISTRANT HELD BY NON-AFFILIATES ON FEBRUARY 21, 2003, WAS $422,713,092 (BASED ON THE CLOSING SALES PRICE PER COMMON SHARE ON THE NEW YORK STOCK EXCHANGE ON FEBRUARY 21, 2003 OF $24.59). AT FEBRUARY 21, 2003, THERE WERE 17,190,447 COMMON SHARES OUTSTANDING.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2003 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A are incorporated by reference in Part III of this Form 10-K.

                                     PART I

ITEM 1.BUSINESS

Investors should review the Risk Factors commencing on page 4 of this Report for a discussion of risks that may impact our financial condition, business or share price.

GENERAL

Entertainment Properties Trust (the "Company") was formed on August 22, 1997 as a Maryland real estate investment trust ("REIT") to capitalize on the opportunities created by the development of destination entertainment and entertainment-related properties, including megaplex movie theatre complexes. We completed an initial public offering of our common shares of beneficial interest ("Common Shares") on November 18, 1997. We are the first publicly-traded REIT formed exclusively to invest in entertainment-related properties.

We are a self-administered REIT. As of December 31, 2002, our real estate portfolio was comprised primarily of 37 megaplex theatre properties, including one joint venture property, located in seventeen states, one entertainment-themed retail center ("ETRC") located in Westminster, Colorado, and land parcels leased to restaurant and retail operators adjacent to several of our theatre properties. Our theatre properties are leased to leading theatre operators, including American Multi-Cinema, Inc. ("AMC"), a subsidiary of AMC Entertainment, Inc. ("AMCE"), Muvico Entertainment LLC ("Muvico"), Edwards Theatre Circuits, Inc. ("Edwards"), Consolidated Theatres ("Consolidated"), Loews Cineplex Entertainment ("Loews"), and Rave Motion Pictures ("Rave"). Approximately 73% of the Company's megaplex theatre properties are leased to AMC.

We aggregate the financial information of all our properties into one reportable segment because the properties all have similar economic characteristics and provide similar services to similar types and classes of customers.

We believe entertainment is an important sector of the retail real estate industry and that, as a result of the our focus on properties in this sector and the industry relationships of our management, we have a competitive advantage in providing capital to operators of these types of properties. Our principal business strategy is to be the nation's leading entertainment real-estate company by continuing to acquire high-quality properties leased to entertainment and entertainment-related business operators, generally under long-term triple-net leases that require the tenant to pay substantially all expenses associated with the operation and maintenance of the property.

Megaplex theatres typically have at least 14 screens with stadium-style seating (seating with elevation between rows to provide unobstructed viewing) and are equipped with amenities that significantly enhance the audio and visual experience of the patron. We believe the development of megaplex theatres has accelerated the obsolescence of many of the previous generation of existing multiplex movie theatres by setting new standards for moviegoers, who, in our experience, have demonstrated their preference for the more attractive surroundings, wider variety of films and superior customer service typical of megaplex theatres (see "Operating risks in the entertainment industry may affect the ability of our tenants to perform under their leases" and "Market prices for our Shares may be affected by perceptions about the financial health or share value of our tenants or the performance of REIT stocks generally" under "Risk Factors").

We expect the development of megaplex theatres to continue in the United States and abroad for the foreseeable future. With the development of the stadium style megaplex theatre as the preeminent store format for cinema exhibition, the older generation of smaller flat-floor theatres has generally experienced a significant downturn in attendance and performance. As a result of the significant capital commitment involved in building these new properties and the experience and industry relationships of management, we believe we will continue to have opportunities to provide capital to businesses that seek to develop and operate these properties but would prefer to lease rather than own the properties. We believe our ability to finance these properties will enable us to continue to grow and diversify our asset base. See
Item 7 - "Management's Discussion and Analysis" for a discussion of capital requirements necessary for the Company's continued growth.

BUSINESS OBJECTIVES AND STRATEGIES

Our primary business objective is to continue to enhance shareholder value by achieving predictable and increasing Funds From Operations ("FFO") per Share (See Item 7 - "Management's Discussion and Analysis - Funds From Operations" for a discussion of FFO), through the acquisition of high-quality properties leased to entertainment and entertainment-related business operators. We intend to achieve this objective by continuing to execute the Growth Strategies, Operating Strategies and Capitalization Strategies described below:

GROWTH STRATEGIES

FUTURE PROPERTIES

We intend to pursue acquisitions of high-quality entertainment related properties from operators with a strong market presence. As a part of our growth strategy, we will consider entering into joint ventures with other developers or investors in real estate, developing additional megaplex theatre properties and developing or acquiring entertainment-themed retail centers ("ETRCs") and single-tenant, out-of-home, location-based entertainment and entertainment-related properties.

OPERATING STRATEGIES

LEASE RISK MINIMIZATION

To avoid initial lease-up risks and produce a predictable income stream, we typically acquire single-tenant properties that are leased under long-term leases. We believe our willingness to make long-term investments in properties offers our tenants financial flexibility and allows tenants to allocate capital to their core businesses. Although we will continue to emphasize single-tenant properties, we will also evaluate multi-tenant properties we believe add value to our shareholders.

LEASE STRUCTURE

We typically structure leases on a triple-net basis under which the tenants bear the principal portion of the financial and operational responsibility for the properties. During each lease term and any renewal periods, the leases typically provide for periodic increases in rent and/or percentage rent based upon a percentage of the tenant's gross sales over a pre-determined level.

TENANT RELATIONSHIPS

We intend to continue developing and maintaining long-term working relationships with theatre, restaurant and other entertainment-related business operators and developers by providing capital for multiple properties on a national or regional basis, thereby enhancing efficiency and value to those operators and to the Company.

PORTFOLIO DIVERSIFICATION

We will endeavor to further diversify our asset base by property type, geographic location and tenant. In pursuing this diversification strategy, the Company will target theatre, restaurant, retail and other entertainment-related business operators which management views as leaders in their market segments and which have the financial strength to compete effectively and perform under their leases with the Company.

CAPITALIZATION STRATEGIES

USE OF LEVERAGE; DEBT TO TOTAL CAPITALIZATION

We seek to enhance shareholder return through the use of leverage (see "Risk Factors - "There is risk in using debt to fund property acquisitions" and "We must obtain new financing in order to grow" in Item 1). In addition, we have issued and may in the future seek to issue additional equity as circumstances warrant and opportunities to do so become available. We expect to maintain a debt to total capitalization ratio (i.e., total debt of the Company as a percentage of shareholder equity plus total debt) of approximately 50% to 55%.

JOINT VENTURES

We will examine and pursue potential joint venture opportunities with institutional investors or developers if they are considered to add value to our shareholders. We may employ higher leverage in joint ventures (See "Risk Factors
- Joint Ventures may limit flexibility with jointly owned investments").

PAYMENT OF REGULAR DISTRIBUTIONS

We have paid and expect to continue paying quarterly dividend distributions to our Common and Preferred shareholders. Our Preferred Shares have a dividend rate of 9.5%. Among the factors the Board of Trustees considers in setting the Common Share distribution rate are the applicable REIT rules and regulations that apply to distributions, the Company's results of operations, including FFO per Share, and the Company's Cash Available for Distribution (defined as net cash flow available for distribution after payment of operating expenses, debt service, and other obligations). We expect to periodically increase distributions as FFO and Cash Available for Distribution increase and as other considerations and factors warrant. See "Risk Factors - We cannot assure you we will continue paying dividends at historical rates" in Item 1 of this Form 10-K.

COMPETITION

We compete for real estate financing opportunities with other companies that invest in real estate, as well as traditional financial sources such as banks and insurance companies. While we were the first publicly traded REIT formed to specialize in entertainment-themed properties, other REITs have sought and may continue to seek to finance entertainment properties as new megaplex theatres, ETRCs and related restaurant and retail properties are developed or become available for acquisition.

EMPLOYEES

As of December 31, 2002, the Company had seven full time employees.

WEBSITE ACCESS TO EXCHANGE ACT REPORTS

Our internet website address is www.eprkc.com. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to the SEC.

RISK FACTORS

There are many risks and uncertainties that can affect our future business, financial performance or share price. Some of these are beyond our control. Here is a brief description of some of the important factors which could cause our future business, operating results, financial condition or share price to be materially different than our expectations. This discussion includes a number of forward-looking statements. You should refer to the description of the qualifications and limitations on forward-looking statements on page 20 of this report.

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

The development of megaplex movie theatres has rendered many older multiplex theatres obsolete. To the extent our tenants own a substantial number of multiplexes, they have been, or may in the future be, required to take significant charges against earnings resulting from the impairment of these assets. Megaplex theatre operators have also been and could in the future be adversely affected by any overbuilding of megaplex theatres in their markets and the cost of financing, building and leasing megaplex theatres. Two of our tenants, Edwards Theatre Circuit, Inc., (now part of the Regal Entertainment Group), which operates two of our theatre properties, and Loews Cineplex Entertainment, which operates one of our theatres, have filed for, and emerged from, bankruptcy reorganization. The Company did not incur any significant expenses or loss of revenue as a result of those bankruptcy reorganizations.

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

A SINGLE TENANT REPRESENTS A SUBSTANTIAL PORTION OF OUR LEASE REVENUES

Approximately 73% of our megaplex theatre properties are leased to AMC, one of the nation's largest movie exhibition companies. AMCE has guaranteed AMC's performance under the leases. We have diversified and expect to continue to diversify our real estate portfolio by entering into lease transactions with a number of other leading theatre operators. Nevertheless, our revenues and our continuing ability to pay shareholder dividends are currently substantially dependent on AMC's performance under its leases and AMCE's performance under its guaranty. It is also possible, although not verifiable, that some theatre operators may be reluctant to lease from us because of our strong relationship with AMC.

We believe AMC occupies a strong position in the industry and we intend to continue acquiring and leasing back AMC theatres. However, if for any reason AMC failed to perform under its lease obligations and AMCE did not perform under its guaranty, we could be required to reduce or suspend our shareholder dividends and may not have sufficient funds to support operations until substitute tenants are obtained. If that happened, we cannot predict when or whether we could obtain substitute quality tenants on acceptable terms. Peter C. Brown, the Chairman of our Board of Trustees, is Chairman of AMCE. We believe the lease terms between the Company and AMC are comparable to those available from other tenants of comparable credit quality. Mr. Brown does not participate in discussions between the Company and AMC regarding acquisition of AMC properties or lease terms concerning AMC properties.

THERE IS RISK IN USING DEBT TO FUND PROPERTY ACQUISITIONS

We have used leverage to acquire properties and expect to continue to do so in the future. Although the use of leverage is common in the real estate industry, our use of debt to acquire properties does expose us to some risks. If a significant number of our tenants fail to make their lease payments and we don't have sufficient cash to pay principal and interest on the debt, we could default on our debt obligations. Our debt financing is secured by mortgages on our properties. If we fail to meet our mortgage payments, the lenders could declare a default and foreclose on those properties.

A PORTION OF OUR SECURED DEBT HAS "HYPER-AMORTIZATION" PROVISIONS WHICH MAY REQUIRE US TO REFINANCE THE DEBT OR SELL THE PROPERTIES SECURING THE DEBT PRIOR TO MATURITY

As of December 31, 2002, we had approximately $99.6 million outstanding under a single secured mortgage loan agreement that contains a "hyper-amortization" feature, in which the principal payment schedule is rapidly accelerated, and our principal payments are substantially increased, if we fail to pay the balance on the anticipated prepayment date of July 11, 2008. We undertook this debt on the assumption that we can refinance the debt prior to these hyper-amortization payments becoming due. If we cannot obtain acceptable refinancing at the appropriate time, the hyper-amortization payments will require substantially all of the revenues from those properties securing the debt to be applied to the debt repayment, which would substantially reduce our Common Share dividend rate and could adversely affect our financial condition and liquidity.

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

SOME POTENTIAL LOSSES ARE NOT COVERED BY INSURANCE

Our leases require the tenants to carry comprehensive liability, casualty, workers' compensation, extended coverage and rental loss insurance on our properties. We believe the required coverage is of the type, and amount, customarily obtained by an owner of similar properties. We believe all of our properties are adequately insured. However, there are some types of losses, such as catastrophic acts of nature, for which we or our tenants cannot obtain insurance at an acceptable cost. If there is an uninsured loss or a loss in excess of insurance limits, we could lose both the revenues generated by the affected property and the capital we have invested in the property. We would, however, remain obligated to repay any mortgage indebtedness or other obligations related to the property. Since September 11, 2001, the cost of insurance protection against terrorist acts has risen dramatically. There can be no assurance our tenants will be able to obtain terrorism insurance coverage, or that any coverage they do obtain will adequately protect our properties against loss from terrorist attack.

JOINT VENTURES MAY LIMIT FLEXIBILITY WITH JOINTLY OWNED INVESTMENTS

We may acquire or develop properties in joint ventures with third parties when those transactions appear desirable. We would not own the entire interest in any property acquired by a joint venture. If we have a dispute with a joint venture partner, we may feel it necessary or become obligated to acquire the partner's interest in the venture. However, we cannot assure you that the price we would have to pay or the timing of the acquisition would be favorable to us. If we own less than a 50% interest in any joint venture, or if the venture is jointly controlled, the assets and financial results of the joint venture may not be reportable by us on a consolidated basis. To the extent we owe commitments to, or are dependant on, any such "off-balance sheet" arrangements, or if those arrangements or their properties or leases are subject to material contingencies, our liquidity, financial condition and operating results could be adversely affected by those commitments or off-balance sheet arrangements.

WE FACE ADDITIONAL RISKS IF WE DEVELOP PROPERTIES

Our entertainment-themed retail center development in Westminster, Colorado and similar properties we may seek to develop in the future involve risks not typically encountered in the purchase and lease-back of megaplex theatres which are developed by the operator. The ownership or development of retail centers could expose us to the risk that a sufficient number of suitable tenants may not be found to enable the center to operate profitably and provide a return to us. Retail centers are also subject to tenant turnover and fluctuations in occupancy rates, which could affect our operating results.

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

These costs could be substantial and in extreme cases could exceed the value of the contaminated property. The presence of hazardous substances or petroleum products or the failure to properly remediate contamination may adversely affect our ability to borrow against, sell or lease an affected property. In addition, some environmental laws create liens on contaminated sites in favor of the government for damages and costs it incurs in connection with a contamination. Most of our loan agreements require the Company or a subsidiary to indemnify the lender against environmental liabilities. Our leases require the tenants to operate the properties in compliance with environmental laws and to indemnify us against environmental liability arising from the operation of the properties. We believe all of our properties are in material compliance with environmental laws. However, we could be subject to strict liability under environmental laws because we own the properties. There is also a risk that tenants may not satisfy their environmental compliance and indemnification obligations under the leases. Any of these events could substantially increase our cost of operations, require us to fund environmental indemnities in favor of our lenders and reduce our ability to service our debt and pay dividends to shareholders.

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

              RISKS THAT MAY AFFECT THE MARKET PRICE OF OUR SHARES

WE CANNOT ASSURE YOU WE WILL CONTINUE PAYING DIVIDENDS AT HISTORICAL RATES

Our ability to continue paying dividends at historical rates or to increase our Common Share dividend rate will depend on a number of factors, including our financial condition and results of future operations, the performance of lease terms by tenants, our ability to acquire, finance and lease additional properties at attractive rates, and provisions in our loan covenants. If we do not maintain or increase our dividend rate, that could have an adverse effect on the market price of our Common Shares.

MARKET INTEREST RATES MAY HAVE AN EFFECT ON THE VALUE OF OUR SHARES

One of the factors that investors may consider in deciding whether to buy or sell our Common Shares is our dividend rate as a percentage of our share price, relative to market interest rates. If market interest rates increase, prospective investors may desire a higher dividend on our Common Shares or seek securities paying higher dividends or interest.

MARKET PRICES FOR OUR SHARES MAY BE AFFECTED BY PERCEPTIONS ABOUT THE FINANCIAL HEALTH OR SHARE VALUE OF OUR TENANTS OR THE PERFORMANCE OF REIT STOCKS GENERALLY.

To the extent any of our tenants or other movie exhibitors report losses or slower earnings growth, take charges against earnings resulting from the obsolescence of multiplex theatres or enter bankruptcy proceedings, the market price for our shares could be adversely affected. The market price for our shares could also be affected by any weakness in movie exhibitor stocks generally. We believe these trends had an adverse impact on our Common Share price during 2001 and 2000.

CHANGES IN THE TAXATION OF CORPORATE DIVIDENDS MAY ADVERSELY AFFECT OUR SHARE PRICE.

The President has proposed that corporate dividends be excluded from income for federal income tax purposes. It is impossible to predict whether, or in what form, this proposal will be passed by Congress, or whether REIT shares would be entitled to any exclusion which does pass. If REIT shares are not entitled to the exclusion and the exclusion is passed by Congress, investors seeking dividend-paying investments may be more attracted to corporate shares, which may adversely affect the market for our shares.

LIMITS ON CHANGES IN CONTROL MAY DISCOURAGE TAKEOVER ATTEMPTS WHICH MAY BE BENEFICIAL TO OUR SHAREHOLDERS

There are a number of provisions in our Declaration of Trust, Maryland law and agreements we have with others which could make it more difficult for a party to make a tender offer for our shares or complete a takeover of the Company which is not approved by our Board of Trustees. These include:

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

      - Limits on the ability of shareholders to remove trustees without cause

      - Requirements for advance notice of shareholder proposals at annual shareholder meetings

      - Provisions of Maryland law restricting business combinations and control share acquisitions not approved by the Board of Trustees

      - Provisions of Maryland law limiting a court's ability to scrutinize the trustees' exercise of their business judgment in the event of a hostile takeover

      - Provisions in loan or joint venture agreements putting the Company in default upon a change in control

      - Provisions of employment agreements with our officers calling for share purchase loan forgiveness upon a hostile change in control

Any or all of these provisions could delay or prevent a change in control of the Company, even if the change was in our shareholders' interest or offered a greater return to our shareholders.

ITEM 2.  PROPERTIES

As of December 31, 2002, the Company's real estate portfolio consisted of 37 megaplex theatre properties (including one joint venture property), one entertainment-themed retail center ("ETRC"), and twelve restaurant and retail locations. Except as otherwise noted, all of the real estate investments listed below are owned or ground leased directly by the Company. The following table lists the Company's properties, their locations, acquisition dates, number of theatre screens, number of seats, gross square footage, and the tenant.


                                                          Acquisition                                Building
Property                                Location             Date          Screens      Seats     (gross sq. ft)   Tenant
--------                                --------             ----          -------      -----     --------------   ------

MEGAPLEX THEATRE PROPERTIES
Grand 24 (3)                           Dallas, TX            11/97            24         5,067        98,175        AMC
Mission Valley 20 (1) (3)              San Diego, CA         11/97            20         4,361        84,352        AMC
Promenade 16 (3)                       Los Angeles, CA       11/97            16         2,860       129,822        AMC
Ontario Mills 30 (3)                   Los Angeles, CA       11/97            30         5,469       131,534        AMC
Lennox 24 (1) (3)                      Columbus, OH          11/97            24         4,412        98,261        AMC
West Olive 16 (3)                      St. Louis, MO         11/97            16         2,817        60,418        AMC
Studio 30 (3)                          Houston, TX           11/97            30         6,032       136,154        AMC
Huebner Oaks 24 (3)                    San Antonio, TX       11/97            24         4,400        96,004        AMC

First Colony 24 (1) (6)                Houston, TX           11/97            24         5,098       107,690        AMC
Oakview 24 (1) (6)(10)                 Omaha, NE             11/97            24         5,098       107,402        AMC
Leawood Town Center 20(6)              Kansas City, MO       11/97            20         2,995        75,224        AMC
Gulf Pointe 30 (2) (6)                 Houston, TX           2/98             30         6,008       130,891        AMC
South Barrington 30 (6)                Chicago, IL           3/98             30         6,210       130,891        AMC
Cantera 30 (2) (5)                     Chicago, IL           3/98             30         6,210       130,757        AMC
Mesquite 30 (2) (6)                    Dallas, TX            4/98             30         6,008       130,891        AMC
Hampton Town Center 24(6)              Norfolk, VA           6/98             24         5,098       107,396        AMC
Raleigh Grand 16 (4)                   Raleigh, NC           8/98             16         2,596        51,450        Consolidated
Pompano 18 (4)                         Pompano Beach, FL     8/98             18         3,424        73,637        Muvico
Paradise 24 (6)                        Davie, FL             11/98            24         4,180        96,497        Muvico
Boise Stadium (1) (4)                  Boise, ID             12/98            20         4,734       140,300        Edwards
Aliso Viejo 20(6)                      Los Angeles, CA       12/98            20         4,352        98,557        Edwards
Westminster 24 (7)                     Westminster, CO       6/99             24         4,812       107,000        AMC
Woodridge 18 (2) (8)(10)               Woodridge, IL         6/99             18         4,405        80,600        Loews
Tampa Starlight 20 (8)(10)             Tampa, FL             6/99             20         3,928        83,000        Muvico
Palm Promenade 24 (8)(10)              San Diego, CA         1/00             24         4,577        88,610        AMC
Crossroads 20 (8)(10)                  Raleigh, NC           1/00             20         3,936        77,475        Consolidated
Elmwood Palace 20 (9)(10)              New Orleans, LA       3/02             20         4,357        90,391        AMC
Hammond Palace 10 (9)(10)              New Orleans, LA       3/02             10         1,531        39,850        AMC
Houma Palace 10 (9)(10)                New Orleans, LA       3/02             10         1,871        44,450        AMC
Westbank Palace 16 (9)(10)             New Orleans, LA       3/02             16         3,176        71,607        AMC
Clearview Palace 12 (9)(10)            New Orleans, LA       3/02             12         2,479        70,000        AMC
Olathe Station 30 (9)(10)              Kansas City, MO       6/02             30         5,593       110,000        AMC
Forum 30 (9)(10)                       Detroit, MI           6/02             30         5,041       107,712        AMC
Cherrydale 16 (10)                     Greenville, SC        6/02             16         2,744        52,860        Consolidated
Livonia 20 (10)                        Detroit, MI           8/02             20         3,808        75,106        AMC
Hoffman Town Centre 22(10)             Alexandria, VA        10/02            22         4,150        90,000        AMC
Colonel Glenn 18                       Little Rock, AR       12/02            18         3,984        79,330        Rave
                                                                             ---       -------     ---------
        Subtotal Megaplex Theatres                                           804       157,821     3,484,294

RETAIL AND RESTAURANT PROPERTIES
Westminster Promenade       Westminster, CO       10/98      --            --       140,000     Multi-Tenant
Pompano Kmart (8)           Pompano Beach, FL     11/98      --            --        80,540     Kmart
Nickels Restaurant (8)      Pompano Beach, FL     11/98      --            --         5,600
On-The-Border (8)           Dallas, TX            1/99       --            --         6,580     Brinkers
Bennigan's (8)              Houston, TX           5/00       --            --         6,575     S & A
Bennigan's (8)              Dallas, TX            5/00       --            --         6,575     S & A
Texas Land & Cattle (8)     Houston, TX           5/00       --            --         6,600     Tx.C.C., Inc.
Texas Roadhouse (8)         Dallas, TX            1/99       --            --         6,000     TX Roadhouse
Roadhouse Grill (8)         Atlanta, GA           8/00       --            --         6,850     Roadhouse Grill
Cherrydale Shops            Greenville, SC        6/02       --            --        10,000     Multi-Tenant
                                                            ---       -------     ---------
         Subtotal                                            --            --       275,320
Total                                                       804       157,821     3,759,614
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

(3)   Property is included as security for a $105 million mortgage facility.
(4)   Property is included as security for a $20 million mortgage facility.
(5)   Property is included in the Atlantic-EPR joint venture.
(6)   Property is included as security for a $125 million mortgage facility.
(7)   Property is included as security for a $17 million mortgage.
(8) Property is included as security for a $54 million credit facility at December 31, 2002. Also see footnote 10.
(9) Property is included as security for a $50 million revolving credit facility at December 31, 2002. Also see footnote 10.
(10) Property is included as security for a $155.5 mortgage note as a result of our financing completed February 27, 2003 See note #16 to the accompanying consolidated financial statements regarding this subsequent event.

OFFICE LOCATION. The Company's executive office is located in Kansas City, Missouri and is leased from a third party landlord. The office occupies approximately 5,200 square feet with annual rentals of $116,000. The lease expires in March, 2009.

TENANTS AND LEASES

The Company's existing leases on rental property (on a consolidated basis - excluding joint venture property) provide for aggregate annual rentals of approximately $79.3 million (not including rent escalations or percentage rent). The megaplex theatre leases have an average remaining base term lease life of 14 years and may be extended for predetermined extension terms at the option of the tenant. The leases are typically triple-net leases that require the tenant to pay substantially all expenses associated with the operation of the properties, including taxes, other governmental charges, insurance, utilities, service, maintenance and any ground lease payments.

PROPERTY ACQUISITIONS IN 2002

The following table lists the rental properties acquired during 2002:

  PROPERTY                             LOCATION                 TENANT
  --------                             --------                 ------
  Elmwood Palace 20                    New Orleans, LA          AMC
  Hammond Palace 10                    New Orleans, LA          AMC
  Houma Palace 20                      New Orleans, LA          AMC
  Westbank Palace 16                   New Orleans, LA          AMC
  Clearview Palace 12                  New Orleans, LA          AMC
  Olathe Station 30                    Kansas City, MO          AMC
  Forum 30                             Detroit, MI              AMC
  Cherrydale 16                        Greenville, SC           Consolidated
  Cherrydale Shops                     Greenville, SC           Multi -Tenant
  Livonia 20                           Detroit, MI              AMC
  Hoffman Town Centre 22               Alexandria, VA           AMC
  Colonel Glenn 18                     Little Rock, AR          Rave Motion Pictures


ITEM 3.  LEGAL PROCEEDINGS

Other than routine litigation and administrative proceedings arising in the ordinary course of business, the

Company is not presently involved in any litigation nor, to its knowledge, is any litigation threatened against the Company or its properties, which is reasonably likely to have a material adverse effect on the liquidity or results of operations of the Company.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table sets forth, for the quarterly periods indicated, the high and low sales prices per Share for the Company's Common Shares on the New York Stock Exchange under the trading symbol "EPR" and the distributions declared.

                                            Share Price
                                            -----------                    Declared
                                        High           Low               Distribution
                                        ----           ---               ------------

       2002
       ----
       Fourth Quarter                   $24.70         $19.85                $0.475
       Third Quarter                    $24.76         $18.60                 0.475
       Second Quarter                   $24.70         $22.00                 0.475
       First Quarter                    $22.65         $18.90                 0.475

       2001
       ----

       Fourth Quarter                   $19.68         $15.85                $0.45
       Third Quarter                    $18.65         $15.60                 0.45
       Second Quarter                   $18.64         $13.85                 0.45
       First Quarter                    $15.00         $11.25                 0.45

At February 21, 2003, there were approximately 9,393 holders of record of the Company's Common Shares.

The Company declared quarterly distributions to shareholders aggregating $1.90 per Common Share in 2002 and $1.80 per Common Share in 2001.

While we intend to continue paying regular quarterly dividends, future dividend declarations will be at the discretion of the Board of Trustees and will depend on the actual cash flow of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code, debt covenants and other factors the Board of Trustees deems relevant. The actual cash flow available to pay dividends may be affected by a number of factors, including the revenues received from rental properties, the operating expenses of the Company, interest expense on Company borrowings, the ability of lessees to meet their obligations to the Company and any unanticipated capital expenditures (See "Risk Factors - We cannot assure you we will continue paying dividends at historical rates," in Item 1, and "Liquidity and Capital Resources" in Item 7 - "Management's Discussion and Analysis"). The Company's Preferred Shares have a fixed dividend rate of 9.5%.

ITEM 6.  SELECTED FINANCIAL DATA

                                                Year Ended      Year Ended        Year Ended      Year Ended       Year Ended
                                               December 31,    December 31,      December 31,    December 31,     December 31,
                                                   2002            2001             2000             1999             1998
                                                --------         --------         --------         --------         --------
Rental revenue                                  $ 71,610         $ 54,667         $ 53,287         $ 48,319         $ 35,031
Property operating expense                           201               --               --               --               --
General and administrative expense                 2,293            2,507            1,850            2,179            2,052
Interest expense                                  24,475           20,334           18,909           13,278            6,461
Depreciation and amortization expense             12,862           10,209           10,184            9,609            7,040
Amortization of restricted share grants            1,048              240              276              373              240
                                                --------         --------         --------         --------         --------
Income before minority interest,
   income from joint venture and gain on
   sale of real estate                            30,731           21,377           22,068           22,880           19,238
                                                --------         --------         --------         --------         --------
Gain on sale of real estate                          202               --               --               --               --
Minority interest                                 (1,195)              --               --               --               --
Equity in income from joint ventures               1,421            2,203            2,104              333               --
Preferred dividend requirements                   (3,225)              --               --               --               --
                                                --------         --------         --------         --------         --------
Net income available to common
shareholders                                      27,934           23,580           24,172           23,213           19,238
                                                ========         ========         ========         ========         ========

Net income per common share:

   Basic                                        $   1.66         $   1.60         $   1.63         $   1.60         $   1.39
   Diluted                                          1.64             1.60             1.63             1.60             1.39

Weighted average number of common shares outstanding

   Basic                                          16,791           14,715           14,786           14,516           13,802
   Diluted                                        17,762           14,783           14,810           14,552           13,880


Cash dividends declared per common share        $   1.90         $   1.80         $   1.76         $   1.68         $   1.60


                                               December 31,   December 31,     December 31,    December 31,    December 31,
                                                  2002           2001             2000            1999            1998
                                                --------       --------         --------        --------        --------
Net real estate investments                     $692,922       $530,280         $472,795        $478,706        $455,997
Total assets                                     730,387        583,351          513,534         516,291         464,371
Common dividends payable                           8,162          6,659            6,479           6,273           5,545
Preferred dividends payable                        1,366             --               --              --              --
Long-term debt                                   346,617        314,766          244,547         238,737         206,037
Total liabilities                                361,834        325,223          252,915         249,904         215,809
Minority interest                                 15,375             --               --              --              --
Shareholders' equity                             353,178        258,128          260,619         266,387         248,562

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

OVERVIEW

Our primary business strategy is to purchase real estate (land, buildings and other improvements) leased to operators of destination based entertainment and entertainment related properties under long-term, triple-net leases. As of December 31, 2002, we had invested approximately $726 million (before accumulated depreciation) in 37 megaplex theatre properties (including joint venture) and 12 restaurant and retail properties located in 17 states. We also own 7 development parcels of land located primarily adjacent to theatres that we own, for which we actively develop or pursue development projects that we feel would add value to the overall entertainment experience of theatre patrons.

Substantially all of our properties are leased pursuant to long-term, triple-net leases, under which the tenants typically pay all operating expenses of a property, including, but not limited to, all real estate taxes, assessments and other governmental charges, insurance, utilities, repairs and maintenance.

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

Revenue Recognition

Base rents are recognized on a straight-line basis over the term of the lease, and the base rent escalation is recognized when measurable. Base rent escalation in most of our leases is dependant upon increases in the Consumer Price Index
(CPI) and accordingly, management does not include any future base rent escalation amounts in current revenue. Most of our leases provide for percentage rents based upon the level of sales achieved by the tenant. These percentage rents are recognized once the required sales level is achieved.

Real Estate Useful Lives

We are required to make subjective assessments as to the useful lives of our properties for the purpose of determining the amount of depreciation to reflect on an annual basis with respect to those properties. These assessments have a direct impact on the Company's net income. Depreciation and amortization are provided on the straight-line method over the useful lives of the assets, as follows:

 Buildings              40 years
 Tenant improvements    Terms of lease or useful lives, whichever is shorter

Impairment of Real Estate Values

We are required to make subjective assessments as to whether there are impairments in the value of our rental properties. These estimates of impairment have a direct impact on the Company's consolidated financial statements.

We apply the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We assess the carrying value of our rental properties whenever events or changes in circumstances indicate that the carrying amount of a property may not be recoverable. Certain factors that may occur and indicate that impairments may exist include, but are not limited to: underperformance relative to projected future operating results, tenant difficulties and significant adverse industry or market economic trends. No such indicators existed during 2002. If an indicator of possible impairment exists, a property is evaluated for impairment by a comparison of the carrying amount of the property to the estimated undiscounted future cash flows expected to be generated by the property. If the carrying amount of a property exceeds its estimated future cash flows on an undiscounted basis, an impairment charge is recognized by the amount by which the carrying amount of the property exceeds the fair value of the property. Management estimates fair value of its rental properties based on projected discounted cash flows using a discount rate determined by management to be commensurate with the risk inherent in the Company.

RECENT DEVELOPMENTS

During the three months ended December 31, 2002, we completed approximately $30 million of acquisitions in two megaplex theatre properties described below. We funded these acquisitions with cash on hand and from borrowings drawn under our credit facilities.

We purchased the AMC Hoffman Town Centre 22 screen theatre, located in Alexandria, Virginia in October, 2002 for approximately $22 million. The AMC Hoffman theatre, which opened in June 2001, is consistently ranked as the number one theatre in box office sales in the Washington, DC market.

In December, 2002, we completed the purchase of the building and improvements of the Rave Motion Pictures Colonel Glenn 18 screen theatre located in Little Rock, Arkansas for approximately $8.2 million. The Company's overall investment in the Colonel Glen theatre totals approximately $12 million. Since the theatre's opening in December 2002, it consistently ranks as the number one theatre in box office sales in the Little Rock market.

The following transactions occurred subsequent to December 31, 2002:

In January, 2003, we completed the restaurant development of the final land parcel located adjacent to our Mesquite, Texas 30 screen megaplex theatre property. The casual dining restaurant is our fourth restaurant location adjacent to that theatre. The property lease includes a base term lease life of 15 years with three renewal options of 5 years each, exercisable at the option of the tenant. Our overall investment in that restaurant location is approximately $1.6 million.

On February 27, 2003, the Company completed the issuance of $155.5 million in 10-year mortgage certificates secured by 15 of our megaplex properties. The certificates have a 20-year amortization, with the principal balance due at maturity in 2013. The certificates were issued with a weighted average interest rate of 5.65%. The proceeds from the debt were used to pay down approximately $92 million in existing indebtedness secured by the properties, with the remaining proceeds to be used to acquire additional properties and for other general corporate purposes.

RESULTS OF OPERATIONS

This discussion of the results of operations compares the year ended December 31, 2002 with the year ended December 31, 2001 and the year ended December 31, 2001 with the year ended December 31, 2000.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

RENTAL REVENUE - Total revenue was $71.6 million for the year ended December 31, 2002, as compared to $54.7 million for the year ended December 31, 2001. The $16.9 million increase resulted from property acquisitions completed in 2002 ($9.6 million), property acquisitions completed during 2001 ($1.9 million), the acquisition and consolidation in December 2001 of the remaining third party interest in the Westcol joint venture ($4.5 million), and from base rent increases and percentage rent payments on existing properties ($0.9 million).

PROPERTY OPERATING EXPENSE - Our property operating expenses totaled $0.2 million for the year ended December 31, 2002. These expenses arise from the operations of Westcol Center, an entertainment and retail center in Westminster Colorado, in which the Company acquired sole ownership in December 2001 by buying the remaining interest in the Westcol joint venture. For the same period in 2001, we accounted for our partial interest in the Westcol joint venture under the equity method of accounting. Therefore, the Company did not recognize expenses related to the venture in 2001.

GENERAL AND ADMINISTRATIVE EXPENSE - Our general and administrative expenses totaled $2.3 million for the year ended December 31, 2002 compared to $2.5 million for the same period in 2001. The decline was primarily due to expenses incurred in the prior year related to the Company's successful defense against a proxy contest.

INTEREST EXPENSE - Our interest expense increased to $24.5 million for the year ended December 31, 2002 from $20.3 million for the year ended December 31, 2001. The $4.1 million increase in interest expense resulted from an increase in long-term debt related to financings of property acquisitions made during fiscal 2002 and 2001, and the recognition of interest expense from the Westcol theatre first mortgage loan, acquired with the acquisition/consolidation of the remaining third party interest in the Westcol joint venture in December 2001.

DEPRECIATION AND AMORTIZATION EXPENSE - Our depreciation and amortization expenses, including amortization of share based compensation, totaled $13.9 million for the year ended December 31, 2002 compared to $10.4 million for the same period in 2001. The $3.5 million increase resulted from the property acquisitions completed in 2001 and 2002 and from increases in amortization of stock based compensation.

EQUITY IN INCOME FROM JOINT VENTURE - Income from joint venture totaled $1.4 million for the year ended December 31, 2002 compared to $2.2 million for the same period in 2001. The decrease was primarily attributed to the acquisition of the remaining third party interest in the Westcol joint venture in December 2001 which was consolidated for the entire year in 2002. During 2001, through the date of acquisition we accounted for our interest in the Westcol joint venture using the equity method of accounting, which represented $735,000 of the 2001 income from joint ventures. In December 2002, our partner in our remaining joint venture substantially increased its interest in that joint venture.

MINORITY INTEREST - For year ended December 31, 2002 minority interest in net income was $1.2 million, arising from the issuance of $15 million of common and preferred interests by EPT Gulf States, LLC, our consolidated subsidiary, as a result of the Gulf States theatres acquisition completed on March 15, 2002. In 2001, the Company had no minority interest outstanding.

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS - Net income available to common shareholders for the year ended December 31, 2002 totaled $27.9 million as compared to $23.6 million for the year ended December 31, 2001. The $4.3 million increase in net income available to common shareholders resulted from the $16.9 million increase in total revenue offset by increases in our expenses and distributions to minority interests in EPT Gulf States and our preferred shareholders.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

RENTAL REVENUE - Total revenues increased $1.4 million, or 2.6%, to $54.7 million for the year ended December 31, 2001, as compared to $53.3 million for the year ended December 31, 2000. This increase resulted from the combined effect of (i) the acquisition of 3 properties in 2001 providing incremental revenues of $1.0 million, (ii) the full-year impact of 2 properties acquired in early 2000 providing incremental revenues of $0.2 million and (iii) base rent increases and percentage rent payments at 17 megaplex theatre properties of $0.2 million.

GENERAL AND ADMINISTRATIVE EXPENSE - Our general and administrative expense increased $0.7 million to $2.5 million for the year ended December 31, 2001 as compared to $1.9 million for the year ended December 31, 2000. The increase was due to (i) approximately $0.6 million in non-recurring costs incurred by the Company in a successful proxy contest during the first half of 2001 and (ii) cost increases over several categories of general corporate expenses ($0.1 million).

INTEREST EXPENSE - Our interest expense increased $1.4 million to $20.3 million for the year ended December 31, 2001, as compared to $18.9 million for the year ended December 31, 2000. The increase in interest expense during 2001 resulted from an increase in debt related to property acquisitions completed in 2001.

DEPRECIATION AND AMORTIZATION EXPENSE - Our depreciation and amortization expense totaled $10.4 million for the year ended December 31, 2001 compared to $10.5 million for the year ended December 31, 2000. The decrease resulted from the full year impact of the contribution of the Cantera megaplex theatre property to the Atlantic joint venture in 2000, which is a non-consolidated joint venture.

NET INCOME - Net income for the year ended December 31, 2001 declined by $0.6 million to $23.6 million or $1.60 per diluted Share. For the year ended December 31, 2000, net income was $24.2 million or $1.63 per diluted Share. The decrease in net income for 2001 was almost entirely due to the costs incurred in the successful proxy contest.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $10.1 million at December 31, 2002. In addition, the Company had restricted cash of $6.5 million available for debt service in connection with the $119.7 million mortgage debt due in February 2006.

Mortgage Debt and Credit Facilities

As of December 31, 2002, we had total debt outstanding of $346.6 million. All of our debt was mortgage debt secured by substantially all of our rental properties. Of this debt, $91.0 million was variable rate debt and $255.6 million was fixed rate debt. The $346.6 million aggregate principal amount of indebtedness had a weighted average interest rate of 7.0% as of December 31, 2002. All of our debt is described in footnote 5 in the "Notes to Consolidated Financial Statements" in this Form 10-K.

At December 31, 2002, we had $37 million outstanding under our $50 million revolving credit facility. The remaining $13 million under that facility was fully available to borrow.

On February 27, 2003, the Company completed the issuance of $155.5 million in 10-year mortgage certificates secured by 15 of our megaplex properties. The certificates have a 20-year amortization, with the principal balance due at maturity in 2013. The certificates were issued with a weighted average interest rate of 5.65%. The proceeds from the debt were used to pay down approximately $92 million in existing indebtedness secured by the properties, with the remaining proceeds to be used to acquire additional properties and for other general corporate purposes.

Liquidity Requirements

Short-term liquidity requirements consist primarily of normal recurring corporate operating expenses, debt service requirements and distributions to shareholders. At December 31, 2002, we had no unfunded acquisition or development commitments. We anticipate that our cash on hand and cash from operations will provide adequate liquidity to conduct operations, fund administrative and operating costs and interest and principal payments on our debt, and allow distributions to the Company's shareholders and avoidance of corporate level federal income or excise tax in accordance with Internal Revenue Code requirements for qualification as a REIT.

Long-term liquidity requirements at December 31, 2002 consisted primarily of maturities of long-term debt. Aggregate annual principal maturities of our mortgage debt as of December 31, 2002 are as follows (in thousands):

                   For the year ended December 31,
                   2003                            $ 5,543
                   2004                             59,939
                   2005                             61,924
                   2006                            111,880
                   2007                              2,710
                   Thereafter                      104,621
                                                   -------
                   Total                         $ 346,617
                                                 =========

We believe that we will be able to obtain financing in order to repay our debt obligations by refinancing the properties as the debt comes due. However, there can be no assurance that additional financing or capital will be available, or that terms will be acceptable or advantageous to us. We anticipate that long-term liquidity requirements will also include amounts for acquisition of properties. We expect to meet long-term liquidity requirements through long-term borrowings and other debt and equity financing alternatives. The availability and terms of any such financing will depend upon market and other conditions.

We completed two equity financings during the year ended December 31, 2002. On February 8, 2002, we completed the sale of 2.3 million Common Shares for net proceeds of approximately $43 million. The proceeds from the offering were used to complete property acquisitions. On May 28, 2002, we completed the sale of 2.3 million Series A Preferred shares ("Preferred Shares") for net proceeds of approximately $55 million. The proceeds from the equity offerings were used to complete property acquisitions during 2002.

There can be no assurance that we will be able to obtain such financing in the future (See "We must obtain new financing in order to grow", and "Risks that may affect the market price of our shares" under "Risk Factors").

At December 31, 2002, the Company had an investment interest in one non-consolidated real estate joint venture, Atlantic-EPR I, which is accounted for under the equity method of accounting. (see footnote #3 "Real Estate Joint Ventures" in the Notes to Consolidated Financial Statements in this Form 10-K). We do not anticipate any material impact on our liquidity as a result of any commitments that may arise involving that joint venture.

FUNDS FROM OPERATIONS

We believe that to facilitate a clear understanding of the historical consolidated operating results, funds from operations (FFO) should be examined in conjunction with net income as presented in the Consolidated Financial Statements. FFO, a non-GAAP financial measure, is defined as net income (computed in accordance with GAAP), excluding gains and losses from sales of depreciable operating properties, plus depreciation and amortization, and after adjustments for unconsolidated partnerships, joint ventures and other affiliates. Adjustments for unconsolidated partnerships, joint ventures and other affiliates are calculated to reflect FFO on the same basis. FFO does not represent cash flows from operations as defined by GAAP and is not indicative that cash flows are adequate to fund all cash needs and is not to be considered an alternative to net income or any other GAAP measure as a measurement of the results of the Company's operations or the Company's cash flows or liquidity as defined by GAAP.

The following tables summarize the Company's FFO for the years ended December 31, 2002 and 2001 (in thousands):

                                                                YEAR ENDED
                                                                DECEMBER 31,
                                                            2002             2001
                                                            ----             ----
Net income available to common shareholders               $ 27,934         $ 23,580
Less: Gain on sale of real estate                             (202)            --
Add: Real estate depreciation                               12,700           10,061
Add: Allocated share of joint venture depreciation             497              791
                                                          --------         --------
  Basic Funds From Operations                               40,929           34,432

Add: minority interest in net income                         1,195               --
                                                          --------         --------
  Diluted Funds From Operations                           $ 42,124         $ 34,432
                                                          ========         ========

Weighted average common shares:
Basic                                                       16,791           14,715
Diluted                                                     17,762           14,783

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company would also record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of SFAS No. 4 are applied in fiscal years beginning after May 15, 2002. The provisions of the Statement related to SFAS No. 13 were effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material effect on the Company's consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. Under SFAS No. 146, a commitment to an exit or disposal plan no longer will be a sufficient basis for recording a liability for those activities. The adoption of SFAS No. 146 is not expected to have a material effect on the Company's consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's consolidated financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.

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

All of the Company's theatre leases are triple-net leases requiring the tenants to pay substantially all expenses associated with the operation of the properties, thereby minimizing the Company's exposure to increases in costs and operating expenses resulting from inflation.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, primarily relating to potential losses due to changes in interest rates. We seek to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new long-term fixed rate borrowings whenever possible.

We are subject to risks associated with debt financing, including the risk that existing indebtedness may not be refinanced or that the terms of such refinancing may not be as favorable as the terms of current indebtedness. Our borrowings are subject to mortgages or contractual agreements which limit the amount of indebtedness we may incur. Accordingly, if we are unable to raise additional equity or borrow money due to these limitations, our ability to acquire additional properties may be limited.

The following table presents the principal amounts, weighted average interest rates, and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes as of December 31:

                        Expected Maturities (in millions)

                                                                                                                         Estimated
DECEMBER 31, 2002                2003         2004         2005         2006         2007      Thereafter     Total      Fair Value
-----------------                ----         ----         ----         ----         ----      ----------     -----      ----------
Fixed rate debt                 $  5.5       $  5.9       $ 24.9       $111.9       $  2.7       $104.7       $255.6       $270.0
Average interest rate             11.7%        11.7%         9.1%         7.4%         6.9%         6.9%         7.5%

Variable rate debt              $   --       $ 54.0       $ 37.0       $   --       $   --       $   --       $ 91.0       $ 91.0
Average interest rate
 (as of December 31, 2002)          --          6.2%         4.4%          --           --           --          5.5%


                                                                                                                          Estimated
DECEMBER 31, 2001                2002         2003         2004         2005         2006      Thereafter     Total      Fair Value
-----------------                ----         ----         ----         ----         ----      ----------     -----      ----------
Fixed rate debt                 $  5.1       $  5.5       $  5.9       $ 24.8       $111.7       $107.8       $260.8       $260.8
Average interest rate              7.6%         7.6%         7.6%         8.0%         7.9%         6.9%         7.5%

Variable rate debt              $   --       $   --       $ 54.0       $   --       $   --       $   --       $ 54.0       $ 54.0
Average interest rate
 (as of December 31, 2001)          --           --          6.2%          --           --           --          6.2%          --


As the table incorporates only those exposures that existed as of December 31, 2002, it does not consider exposures or positions that have arisen or could arise after that date. For discussion of interest rate hedging activity, see note 9 to the consolidated financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         Entertainment Properties Trust

                                    CONTENTS

Reports of Independent Auditors.....................................        24


Audited Financial Statements

Consolidated Balance Sheets ........................................        26
Consolidated Statements of Income ..................................        27
Consolidated Statements of Changes in Shareholders' Equity .........        28
Consolidated Statements of Cash Flows ..............................        29
Notes to Consolidated Financial Statements .........................        30


Financial Statement Schedule

Schedule III - Real Estate and Accumulated Depreciation ............        44

                          Independent Auditors' Report

The Board of Trustees
Entertainment Properties Trust:

We have audited the accompanying consolidated balance sheet of Entertainment Properties Trust (the Company) as of December 31, 2002, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we have also audited the accompanying 2002 financial statement schedule listed in the Index at Item 15(d). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these 2002 consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Entertainment Properties Trust as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related 2002 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                           KPMG LLP

Kansas City, Missouri
February 7, 2003

                         Report of Independent Auditors

The Board of Trustees
Entertainment Properties Trust

We have audited the accompanying consolidated balance sheet of Entertainment Properties Trust (the Company) as of December 31, 2001, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years ended December 31, 2001 and 2000. Our audits also included the financial statement schedule for 2001 listed in the Index at Item 15(d). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Entertainment Properties Trust at December 31, 2001, and the consolidated results of its operations and its cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion the related 2001 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                            Ernst & Young LLP

Kansas City, Missouri
March 28, 2002

                         Entertainment Properties Trust
                           Consolidated Balance Sheets
                 (In thousands except share and per share data)


                                                                             DECEMBER 31
                                                                       2002              2001
                                                                    ---------         ---------
ASSETS

Rental properties, net (notes 2 and 5)                              $ 679,937         $ 515,972
Land held for development                                              12,985            14,308
Investment in joint ventures (note 3)                                   1,109            12,479
Cash and cash equivalents                                              10,091            24,590
Restricted cash (note 5)                                                6,495             6,495
Receivable from joint venture (note 3)                                  8,438                --
Other assets                                                           11,332             9,507
                                                                    ---------         ---------
Total assets                                                        $ 730,387         $ 583,351
                                                                    =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:

  Accounts payable and accrued liabilities                          $   1,653         $   1,843
  Common dividends payable                                              8,162             6,659
  Preferred dividends payable                                           1,366                --
  Unearned rents                                                        4,036             1,955
  Long-term debt (note 5)                                             346,617           314,766
                                                                    ---------         ---------
Total liabilities                                                     361,834           325,223

Commitments and contingencies                                              --                --
Minority interest  (note 10)                                           15,375                --
Shareholders' equity:
   Common shares, $.01 par value; 50,000,000 shares
     authorized; 17,655,822 and 15,270,392 shares issued in
     2002 and 2001, respectively                                          177               153
  Preferred shares, $.01 par value; 5,000,000 shares
    authorized;  2,300,000 and no shares issued
    at December 31, 2002 and 2001, respectively                            23                --
  Additional paid-in-capital                                          379,447           279,603
  Treasury shares, at cost: 472,200 common
    shares in 2002 and 2001                                            (6,533)           (6,533)
  Loans to shareholders (note 7)                                       (3,525)           (3,525)
  Non-vested shares (note 6)                                           (1,276)           (1,105)
  Distributions in excess of net income                               (15,135)          (10,465)
                                                                    ---------         ---------
Shareholders' equity                                                  353,178           258,128
                                                                    ---------         ---------
Total liabilities and shareholders' equity                          $ 730,387         $ 583,351
                                                                    =========         =========


See accompanying notes to consolidated financial statements

                         Entertainment Properties Trust
                        Consolidated Statements of Income
                      (In thousands except per share data)


                                                                 YEAR ENDED DECEMBER 31,
                                                             2002            2001           2000
                                                           --------         -------        -------
Rental revenue (note 4)                                    $ 71,610         $54,667        $53,287

Property operating expense                                      201              --             --
General and administrative expense, excluding share
based compensation below                                      2,293           2,507          1,850
Interest expense                                             24,475          20,334         18,909
Depreciation and amortization                                12,862          10,209         10,184
Amortization of share based compensation                      1,048             240            276
                                                           --------         -------        -------
  Income before minority interest, income from
     joint venture and gain on sale of real estate           30,731          21,377         22,068

Gain on sale of real estate                                     202              --             --
Equity in income from joint ventures (note 3)                 1,421           2,203          2,104
Minority interest (note 10)                                  (1,195)             --             --
                                                           --------         -------        -------

Net income                                                 $ 31,159         $23,580        $24,172

Preferred dividend requirements (note 11)                    (3,225)             --             --
                                                           --------         -------        -------

Net income available to common shareholders                $ 27,934         $23,580        $24,172
                                                           ========         =======        =======

Basic net income per common share                          $   1.66         $  1.60        $  1.63
                                                           ========         =======        =======
Diluted net income per common share                        $   1.64         $  1.60        $  1.63
                                                           ========         =======        =======

Shares used for computation:
   Basic                                                     16,791          14,715         14,786
   Diluted                                                   17,762          14,783         14,810


          See accompanying notes to consolidated financial statements.

                         ENTERTAINMENT PROPERTIES TRUST
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (In thousands)

                                                          COMMON STOCK               PREFERRED STOCK         ADDITIONAL
                                                    SHARES            PAR          SHARES          PAR     PAID-IN CAPITAL
                                                    ------            ---          ------          ---     ---------------
Balance at December 31, 1999                        15,091         $   151            --        $    --        $277,126
Loans to officers                                       80               1            --             --           1,124
Shares issued to Directors                               4              --            --             --              59
Issuance of restricted share grant                      21              --            --             --             265
Amortization of restricted share grant                  --              --            --             --              --
Net income                                              --              --            --             --              --
Purchase of treasury stock                              --              --            --             --              --
Dividends to common shareholders
   ($1.76 per share)                                    --              --            --             --              --
                                                    ------         -------         -----        -------        --------
Balance at December 31, 2000                        15,196         $   152            --        $    --        $278,574
Shares issued to Directors                               3              --            --             --              54
Issuance of restricted share grant                      64               1            --             --             857
Amortization of restricted share grant                  --              --            --             --              --
Net income                                              --              --            --             --              --
Shares issued in Dividend Reinvestment Plan              7              --            --             --             118
Dividends to common shareholders
   ($1.80 per share)                                    --              --            --             --              --
                                                    ------         -------         -----        -------        --------
Balance at December 31, 2001                        15,270         $   153            --        $    --        $279,603
Shares issued to Directors                               2              --            --             --              54
Issuance of restricted share grant                      62               1            --             --           1,218
Amortization of restricted share grant                  --              --            --             --              --
Net income                                              --              --            --             --              --
Common Shares issued in Dividend
   Reinvestment Plan                                    22              --            --             --             475
Common Shares issued in secondary offering           2,300              23            --             --          42,685
Preferred shares issued                                 --              --         2,300             23          55,412


Dividends to common shareholders
   ($1.90 per share)                                    --              --            --             --              --
Dividends to preferred shareholders
   ($1.40 per share)                                    --              --            --             --              --
                                                    ------         -------         -----        -------        --------
Balance at December 31, 2002                        17,656         $   177         2,300        $    23        $379,447
                                                    ======         =======         =====        =======        ========


                                                       TREASURY        LOANS TO       NON-VESTED    DISTRIBUTIONS IN
                                                        SHARES       SHAREHOLDERS       SHARES     EXCESS OF NET INCOME      TOTAL
                                                        ------       ------------       ------     --------------------      -----
Balance at December 31, 1999                           $(2,136)        $(2,400)        $  (805)        $ (5,549)          $ 266,387
Loans to officers                                           --          (1,125)             --               --                  --
Shares issued to Directors                                  --              --              --               --                  59
Issuance of restricted share grant                          --              --            (220)              --                  45
Amortization of restricted share grant                      --              --             450               --                 450
Net income                                                  --              --              --           24,172              24,172
Purchase of treasury stock                              (4,397)             --              --               --              (4,397)
Dividends to common shareholders
   ($1.76 per share)                                        --              --              --          (26,097)            (26,097)
                                                       -------         -------         -------         --------           ---------
Balance at December 31, 2000                           $(6,533)        $(3,525)        $  (575)        $ (7,474)          $ 260,619
Shares issued to Directors                                  --              --              --               --                  54
Issuance of restricted share grant                          --              --            (860)              --                  (2)
Amortization of restricted share grant                      --              --             330               --                 330
Net income                                                  --              --              --           23,580              23,580
Shares issued in Dividend Reinvestment Plan                 --              --              --               --                 118
Dividends to common shareholders
   ($1.80 per share)                                        --              --              --          (26,571)            (26,571)
                                                       -------         -------         -------         --------           ---------
Balance at December 31, 2001                           $(6,533)        $(3,525)        $(1,105)        $(10,465)          $ 258,128
Shares issued to Directors                                  --              --              --               --                  54
Issuance of restricted share grant                          --              --          (1,219)              --                  (0)
Amortization of restricted share grant                      --              --           1,048               --               1,048
Net income                                                  --              --              --           31,159              31,159
Common Shares issued in Dividend
   Reinvestment Plan                                        --              --              --               --                 475
Common Shares issued in secondary offering                  --              --              --               --              42,708
Preferred shares issued                                     --              --              --                               55,435

Dividends to common shareholders
   ($1.90 per share)                                        --              --              --          (32,604)            (32,604)
Dividends to preferred shareholders
   ($1.40 per share)                                        --              --              --           (3,225)             (3,225)
                                                       -------         -------         -------         --------           ---------
Balance at December 31, 2002                           $(6,533)        $(3,525)        $(1,276)        $(15,135)          $ 353,178
                                                       =======         =======         =======         ========           =========


See accompanying notes to consolidated financial statements.

                         Entertainment Properties Trust
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                                YEAR ENDED DECEMBER 31,
OPERATING ACTIVITIES                                                                      2002              2001             2000
                                                                                       ---------         ---------         --------
Net income                                                                             $  31,159         $  23,580         $ 24,172
Adjustments to reconcile net income to net cash provided by operating activities
    Minority interest in net income                                                        1,195                --               --
    Gain on sale of real estate                                                             (201)               --               --
    Equity in income from joint venture                                                   (1,421)               --               --
    Depreciation and amortization                                                         13,910            10,449           10,460
    Common shares issued to management and trustees                                           54                54              104
    (Increase) decrease in other assets                                                     (732)             (819)             114
    Increase (decrease) in other accounts payable and accrued liabilities                   (190)               84              165
    Increase (decrease) in unearned rent                                                   2,081             1,565           (2,966)
                                                                                       ---------         ---------         --------
Net cash provided by operating activities                                                 45,855            34,913           32,049

INVESTING ACTIVITIES
Acquisition of rental properties                                                        (161,514)          (20,822)         (37,027)
Net proceeds from contribution of rental property to joint venture                            --                --           13,867
Net proceeds from sale of real estate                                                      3,533                --               --
Distributions from joint venture                                                           1,735                --               --
Proceeds from sale of equity interest in joint venture                                     3,065             1,445            1,428
Acquisition of Westcol joint venture interest, net of cash acquired                           --           (12,036)              --
Capital contribution to Westcol joint venture                                                 --            (1,300)              --
Acquisition of development properties, including related capitalized costs                (2,160)           (1,554)            (789)
                                                                                       ---------         ---------         --------
Net cash used in investing activities                                                   (155,341)          (34,267)         (22,521)

FINANCING ACTIVITIES
Proceeds from long-term debt facilities                                                   37,000           179,000           20,175
Principal payments on long-term debt                                                      (5,149)         (126,150)         (14,365)
Deferred financing fees paid                                                              (1,702)           (2,084)          (1,367)
Purchase of common shares                                                                     --                --           (4,397)
Proceeds from issuance of common shares                                                   43,183               118               --
Proceeds from issuance of preferred shares                                                55,435                --               --
Funding of restricted cash escrow deposits                                                    --            (6,495)              --
Distribution to minority interest                                                           (820)               --               --
Distribution to preferred shareholders                                                    (1,859)               --               --
Distribution to common shareholders                                                      (31,101)          (26,393)         (25,891)
                                                                                       ---------         ---------         --------
Net cash provided by (used in) financing activities                                       94,987            17,996          (25,845)
                                                                                       ---------         ---------         --------

Net increase (decrease) in cash and cash equivalents                                     (14,499)           18,642          (16,317)
Cash and cash equivalents at beginning of year                                            24,590             5,948           22,265
                                                                                       ---------         ---------         --------
Cash and cash equivalents at end of year                                               $  10,091         $  24,590         $  5,948
                                                                                       =========         =========         ========

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITY
Declaration of dividend to preferred shareholders                                      $   1,366         $      --         $     --
                                                                                       =========         =========         ========

Declaration of dividend to common shareholders                                         $   8,162         $   6,659         $  6,479
                                                                                       =========         =========         ========
Acquisition of rental properties in exchange for minority interest in subsidiary       $  15,000         $      --         $     --
                                                                                       =========         =========         ========

Sale of equity interest in joint venture to be received in 2003                        $   8,359         $      --         $     --
                                                                                       =========         =========         ========

Transfer of land held for development to rental property                               $      --         $     886         $    831
                                                                                       =========         =========         ========
Exchange of development property in connection with
  acquisition of rental property                                                       $      --         $   1,818         $     --
                                                                                       =========         =========         ========

Contribution of rental properties to joint venture                                     $      --         $      --         $ 33,568
                                                                                       =========         =========         ========

Consolidation of assets and liabilities associated with purchase of Westcol joint venture
  Fair value of assets                                                                 $      --         $  46,534         $     --
  Fair value of liabilities, net of amounts due to the Company                                --            17,767               --
  Less: Company's interest ownership prior to acquisition                                     --            15,267               --
                                                                                       ---------         ---------         --------
  Cash paid for remaining interest                                                     $      --         $  13,500         $     --
                                                                                       =========         =========         ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                                                 $  23,315         $  19,436         $ 18,048
                                                                                       =========         =========         ========


See accompanying notes to consolidated financial statements

                         Entertainment Properties Trust
                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001, and 2000


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Entertainment Properties Trust (the Company) is a Maryland real estate investment trust (REIT) organized on August 29, 1997. The Company was formed to acquire and develop entertainment properties including megaplex theatres and entertainment-themed retail centers. At December 31, 2002, the Company owned 37 megaplex theatre properties, including one joint venture property, located in seventeen states, one entertainment-themed retail center ("ETRC") located in Westminster, Colorado, and land parcels leased to restaurant and retail operators and related properties adjacent to several of its theatre properties.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Entertainment Properties Trust and its wholly-owned subsidiaries, EPT DownReit, Inc., EPT DownReit II, Inc, Three Theatres, Inc., Megaplex Holdings, Inc., Megaplex Nine, Inc., Cantera 30, Inc., Megaplex Four, Inc., Westcol Holdings, LLC., 30 W Pershing, LLC and EPT Gulf States, LLC (97% common interest owned). All significant inter-company transactions have been eliminated in consolidation.

USE OF ESTIMATES

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

RENTAL PROPERTIES

Rental properties are carried at cost less accumulated depreciation. Costs incurred for the acquisition of the properties are capitalized. Accumulated depreciation is computed over the estimated useful lives of the assets, which generally are estimated to be 40 years for buildings and the term of the lease for tenant improvements. Expenditures for ordinary maintenance and repairs are charged to operations in the period incurred. Significant renovations and improvements which improve or extend the useful life of the asset are capitalized and depreciated over their estimated useful life.

The Company applies Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", for the recognition and measurement of impairment of long-lived assets to be held and used. Management reviews a property for impairment whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. The review of recoverability is based on an estimate of undiscounted future cash flows expected to result from its use and eventual disposition. If impairment exists due to the inability to recover the carrying value of the property, an impairment loss is recorded to the extent that the carrying value of the property exceeds its estimated fair value.

                         Entertainment Properties Trust
                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001, and 2000


DEFERRED FINANCING COSTS

Included in other assets are deferred financing costs which are amortized over the terms of the related long-term debt obligations.

CAPITALIZED DEVELOPMENT COSTS

The Company capitalizes certain costs that relate to real estate under development including interest and development personnel costs.

OPERATING SEGMENT

The Company aggregates the financial information of all its properties into one reportable segment because the properties all have similar economic characteristics and provide similar services to similar types and classes of customers.

REVENUE RECOGNITION

All leases contain provisions for periodic escalation in base rent (base rent escalation), which are primarily based on an inflation index. Base rents are recognized on a straight-line basis over the term of the lease, and the base rent escalation is recognized when measurable. In addition, tenants are subject to additional rents if gross revenues of the properties exceed certain thresholds defined in the lease agreements (percentage rents). Percentage rents are recognized at the time when specific triggering events occur as provided by the lease agreements.

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

CONCENTRATION OF RISK

American Multi-Cinema, Inc. (AMC) is the lessee of 73% and 69% of the megaplex theatre rental properties owned by the Company (including joint venture properties) at December 31, 2002 and 2001, respectively. A substantial portion of the Company's revenues (approximately $51.6 million or 72%, and $38.6 million or 71% for the years ended December 31 2002 and 2001, respectively, including joint ventures) result from the rental payments by AMC under the leases, or its parent, AMC Entertainment, Inc. (AMCE), as the guarantor of AMC's obligations under the leases. AMC Entertainment, Inc. is a publicly held company (AMEX:AEN) and accordingly, their financial information is publicly available.

                         Entertainment Properties Trust
                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001, and 2000


CASH EQUIVALENTS

Cash equivalents include bank demand deposits and shares of highly liquid institutional money market mutual funds for which cost approximates market value.

RESTRICTED CASH

Restricted cash represents demand deposits required in connection with the $125 million secured non-recourse mortgage loan due in 2006. These deposits are restricted for debt service under the terms of the loan.

SHARE BASED COMPENSATION

The Company has elected to follow Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee share options rather than the alternative fair value accounting provided for under SFAS No. 123, "Accounting and Disclosure for Stock Based Compensation." Under APB 25, because the exercise price of the Company's employee share options equals the market price of the underlying shares at the date of grant, no compensation expense is recognized for stock options.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for the years ended December 31, 2002, 2001 and 2000, respectively: risk-free interest rate of 4.0% in 2002 and 5.0% in 2001 and 2000, dividend yield of 8%, volatility factors of the expected market price of the Company's common Shares of 0.146, 0.223-0.251, 0.35 and an expected life of the options of eight years.

For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. Pro forma information for each of the years ended December 31, 2002, 2001 and 2000 is as follows (in thousands except for earnings per share information):

                                      2002              2001              2000
                                   ----------        ----------        ----------
Net income:
   As reported                     $   27,934        $   23,580        $   24,172
   Pro forma                       $   27,883            23,408            24,041

Basic earnings per share:
   As reported                     $     1.66        $     1.60        $     1.63
   Pro forma                       $     1.66              1.60              1.63

Diluted earnings per share:
   As reported                     $     1.64        $     1.60        $     1.63
   Pro forma                       $     1.64              1.60              1.63

                         Entertainment Properties Trust
                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001, and 2000


Restricted share awards, which vest over time, are recorded as unearned compensation when granted, and amortized to expense over the vesting period.

RECLASSIFICATIONS

Certain 2001 and 2000 amounts have been reclassified to conform to current year presentation.

2. RENTAL PROPERTIES

The following table summarizes the carrying amounts of rental properties as of December 31, 2002 and 2001 (in thousands):

                                              2002              2001
                                           ---------         ---------
         Buildings and improvements        $ 572,276         $ 430,054
         Land                                153,899           119,456
                                           ---------         ---------
                                             726,175           549,510
         Accumulated depreciation            (46,238)          (33,538)
                                           ---------         ---------
         Total                             $ 679,937         $ 515,972
                                           =========         =========

Depreciation expense on rental properties was $12.7 million, $10.1 million and $10.2 million for the years ended December 31, 2002, 2001 and 2000, respectively.

3. REAL ESTATE JOINT VENTURES

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

During 2000, 2001 and 2002, the Company sold to Atlantic a total of an 80% interest in Atlantic-EPR in exchange for $14.3 million in cash. The final contribution by Atlantic of $8.4 million was paid to Atlantic-EPR in December 2002 but was not paid to the Company until January 2003. Accordingly, such contribution is included as a receivable from joint venture in the consolidated balance sheet at December 31, 2002.

The joint venture agreement allows Atlantic to exchange up to a maximum of 10% of its ownership interest in Atlantic-EPR per year, beginning in 2005, for common shares of the Company, or cash at the discretion of the Company.

Atlantic-EPR is subject to joint control between the Company and Atlantic and accordingly, the Company has not consolidated the financial results of Atlantic-EPR but rather accounts for its investment in the real estate joint venture under the equity method of accounting. The Company recognized income of $1,421, $1,468 and $1,191 (in thousands) from its investment in this joint venture during 2002, 2001 and 2000, respectively.

                         Entertainment Properties Trust
                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001, and 2000


Condensed financial information for Atlantic-EPR is as follows as of and for the years ended December 31, 2002, 2001, and 2000 (in thousands):

                                                      2002           2001           2000
                                                    -------        -------        -------
         Rental properties, net                     $31,821        $32,465        $33,127
         Cash                                         9,342            141            148
         Long-term debt                              17,291         17,524         17,738
         Payable to Entertainment Properties          8,438             --             --
         Partners' equity                            14,563         14,973         15,421
         Rental revenue                               3,932          3,869          2,544
         Net income                                   1,845          1,717          1,115

WESTCOL JOINT VENTURE

On June 30, 1999, the Company completed the formation of a joint venture structured as a limited liability company (LLC), Westcol, with Excel Legacy Corp. (AMEX:XLG), whereby the Company contributed certain undeveloped land parcels with a carrying value of $8.7 million in exchange for a 50% interest in the real estate joint venture, comprised of the undeveloped land parcels and the Westminster AMC 24 screen theatre in Westminster, Colorado.

In December 2001, the Company purchased the remaining third party interest in the Westcol joint venture for $13.5 million, which approximated the book value of the proportionate share of the underlying net assets of Westcol. As a result of the acquisition of the remaining interest, the Company has consolidated the assets and liabilities of the joint venture at the time of acquisition.

The Company recognized income of $735 and $913 (in thousands) from its investment in this joint venture during 2001 and 2000, respectively.

4. OPERATING LEASES

The Company's rental properties are leased under operating leases with expiration dates ranging from 9 to 20 years. Future minimum rentals on non-cancelable tenant leases at December 31, 2002 are as follows (in thousands):

                      2003              $    79,260
                      2004                   79,260
                      2005                   79,260
                      2006                   79,260
                      2007                   78,999
                      Thereafter            667,663
                                        -----------
                                        $ 1,063,702
                                        ===========

                         Entertainment Properties Trust
                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001, and 2000


5. LONG-TERM DEBT

Long term debt at December 31, 2002 and 2001 consists of the following (in thousands):

                                                                         2002            2001
                                                                      --------        --------
(1)Secured credit facility, 5.63%-6.75%, due May 31, 2004             $ 54,000        $ 54,000
(2)Revolving credit facility, 4.44%, due May 1, 2005                    37,000              --
(3)Mortgage notes payable, 8.18%, due February 1, 2005                  19,460          19,731
(4)Mortgage notes payable, 6.50%-15.03%, due February 15, 2006         119,724         122,692
(5)Mortgage note payable, 6.77%, due July 11, 2008                      99,593         100,973
(6)Mortgage note payable, 7.37%, due July 15, 2018                      16,840          17,369
                                                                      --------        --------
  Total                                                               $346,617        $314,766
                                                                      ========        ========

(1)The Company's secured variable rate credit facility due May 31, 2004 is secured by four theatre properties, several retail and restaurant properties and other land parcels, which had a net book value of approximately $90.9 million at December 31, 2002. The loan requires monthly payments of interest with the outstanding principal due at maturity.

(2)The Company's secured revolving variable rate credit facility due May 1, 2005 is secured by seven theatre properties which had a net book value of approximately $109.3 million at December 31, 2002. $37 million was outstanding on the revolving credit facility at December 31, 2002. The loan requires monthly payments of interest with the outstanding principal due at maturity.

(3)The Company's mortgage note payable due February 1, 2005 is secured by three theatre properties, which had a net book value of approximately $39.9 million at December 31, 2002. The loan requires monthly principal and interest payments of approximately $158 thousand with a final principal payment at maturity of approximately $18.7 million.

(4)The Company's mortgage note payable due February 10, 2006 is secured by nine theatre properties, which had a net book value of approximately $188.7 million at December 31, 2002 and by $6.5 million in cash escrow deposits. The escrow deposits are recorded as restricted cash in the accompanying consolidated balance sheets at December 31, 2002 and 2001. The escrow deposits are required by the terms of the mortgage notes and are available to pay debt service on the mortgage notes if certain triggering events occur, or they may be applied to the principal amount at maturity. The loan requires monthly principal and interest payments of approximately $1.1 million with a final principal payment at maturity of approximately $109.0 million.

(5)The Company's mortgage note payable due July 11, 2008 is secured by eight theatre properties, which had a net book value of approximately $145.6 million at December 31, 2002. The loan requires monthly principal and interest payments of approximately $689 thousand. The loan has an anticipated prepayment date principal balance of approximately $89.9 million in July 2008.

(6)The Company's mortgage note payable due June 15, 2018 is secured by one theatre property, which had a net book value of approximately $22.7 million at December 31, 2002. The loan requires monthly

                         Entertainment Properties Trust
                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001, and 2000


principal and interest payments of approximately $151 thousand with a final principal payment at maturity of approximately $0.8 million.

Certain of the Company's long-term debt agreements contain customary restrictive covenants related to financial and operating performance. At December 31, 2002, the Company was in compliance with all restrictive covenants.

Principal payments due on long term debt obligations subsequent to December 31, 2002 are as follows (in thousands):


                               YEAR                      AMOUNT
                               ----                      ------
                              2003                      $  5,543
                              2004                        59,939
                              2005                        61,924
                              2006                       111,880
                              2007                         2,710
                              Thereafter                 104,621
                                                        --------
                              Total                     $346,617
                                                        ========

The Company capitalizes a portion of interest costs as a component of land held for development. The following is a summary of interest costs during 2002, 2001 and 2000:

                                         2002           2001           2000
                                       -------        -------        -------
Interest cost charged to income        $24,475        $20,334        $18,909
Interest cost capitalized                  961            880            961
                                       -------        -------        -------
  Total interest costs incurred        $25,436        $21,214        $19,870
                                       =======        =======        =======

6. SHARE INCENTIVE PLAN

The Company maintains a Share Incentive Plan (the Plan) under which shares and options to purchase up to 1,500,000 of the Company's common shares, subject to adjustment in the event of certain corporate events, may be granted. At December 31, 2002, there were 580,592 shares available for grant under the Plan.

SHARE OPTIONS

Share options granted under the Plan have exercise prices equal to or greater than the fair market value of a common share at the date of grant. The options may be granted for any reasonable term, not to exceed 10 years and typically become exercisable at a rate of 20% per year over a five - year period. For Trustees, Share options become exercisable at a rate of one-third per year over a three-year period.

                         Entertainment Properties Trust
                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001, and 2000


A summary of the Company's stock option activity and related information is as follows:

                                                                                      WEIGHTED
                                                                                      AVERAGE
                                                    NUMBER OF      OPTION PRICE       EXERCISE
                                                      SHARES         PER SHARE          PRICE        EXERCISABLE
                                                      ------         ---------          -----        -----------
Outstanding at December 31, 1999                      210,998     $14.81-$20.00        $18.71            84,199
              Exercised                                   --
              Granted                                 253,332     $14.00-$14.13        $14.12
              Canceled/Expired                         59,666     $19.125-$20.00       $19.89
                                                      -------
Outstanding at December 31, 2000                      404,664     $14.00-$20.00        $15.88           101,198
              Exercised                                   --
              Granted                                 179,732     $16.05-$16.30        $16.07
              Canceled/Expired                            --      $19.13-$20.00        $19.68
                                                      -------
Outstanding at December 31, 2001                      584,396     $14.00-$20.00        $15.93           207,954
              Exercised                                 6,400     $16.30-$19.50        $18.50
              Granted                                 164,791     $19.30-$22.90        $22.64
              Canceled/Expired                          9,000     $16.30-$19.30        $18.10
                                                      -------
Outstanding at December 31, 2002                      733,787     $14.00-$20.00        $17.25           272,543
                                                      =======


The following table summarizes outstanding and exercisable options at December 31, 2002:

EXERCISE PRICE            OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
--------------            -------------------           -------------------
$14.00                         13,332                          8,888
$14.13                        240,000                         96,000
$14.81                         30,000                         24,000
$16.05                        169,732                         35,723
$16.30                          4,000                          1,000
$18.19                         50,000                         40,000
$19.12                          6,666                          6,666
$19.30                         10,000                             --
$19.31                          6,666                          6,666
$19.50                         13,600                         13,600
$20.00                         40,000                         40,000
$22.36                         10,000                             --
$22.89                         13,332                             --
$22.90                        126,459                             --
                              -------                        -------
                              733,787                        272,543
                              =======                        =======

                         Entertainment Properties Trust
                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001, and 2000


The weighted average remaining contractual life of outstanding options was 7.6 years at December 31, 2002.

RESTRICTED SHARES

During 2002, 2001 and 2000, the Company issued 37,275, 37,336 and 20,694, respectively, restricted common shares for bonus compensation to executives and other employees of the Company. During 2002 and 2001, the Company issued 22,855 and 26,458, respectively, restricted common shares to executives under a long-term compensation plan. Based upon the market price of the Company's common shares on the grant dates, approximately $1.2 million, $860 thousand, and $220 thousand were recognized as non-vested shares issued in 2002, 2001 and 2000 respectively.

The holders of these restricted shares have voting rights and are eligible to receive dividends from the date of grant. These shares vest in various increments over a period of three years for bonus compensation and five years for long-term compensation from the date of grant. The Company records compensation expense pertaining to these restricted shares ratably over the period of vesting. Total expenses related to the restricted shares recorded during 2002, 2001 and 2000 amounted to $1.05 million, $330 thousand and $450 thousand, respectively.

7. RELATED PARTY TRANSACTIONS

In 2000, the Company loaned an aggregate of $3.5 million to Company executives. The loans were made in order for the executives to purchase common shares of the Company at the market value of the shares on the date of the loan, as well as to repay borrowings on certain amounts previously loaned. The loans are recourse to the executive's assets and bear interest at 6.24%, are due on January 1, 2011 and interest is payable at maturity. These loans were issued with terms that include a Loan Forgiveness Program, under which the Compensation Committee of the Board of Directors may forgive a portion of the above referenced indebtedness after application of proceeds from the sale of shares, following a change in control of the Company. The Compensation Committee may also forgive the debt incurred upon termination of employment by reason of death, disability, normal retirement or without cause. At December 31, 2002, accrued interest receivable on these loans totaled $1.1 million.

                         Entertainment Properties Trust
                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001, and 2000


8. EARNINGS PER SHARE

The following table sets forth the computation of the basic and diluted earnings per common share for the years ended December 31, 2002, 2001 and 2000 (amounts in thousands except per share information):

                                                       2002            2001           2000
                                                    -----------    -----------    -----------
Numerator for basic earnings per share:

  Net income available to common shareholders       $    27,934    $    23,580    $    24,172
                                                    ===========    ===========    ===========
Denominator for basic earning per share:
  Weighted-average shares outstanding                16,790,889     14,714,756     14,786,263

Basic net income per common share                   $      1.66    $      1.60    $      1.63
                                                    ===========    ===========    ===========

Numerator for diluted earnings per common share:

  Net income available to common shareholders       $    27,934    $    23,580    $    24,172
  Minority interest                                       1,195             --             --
                                                    -----------    -----------    -----------
  Numerator for diluted earning per common share    $    29,129    $    23,580    $    24,172
                                                    ===========    ===========    ===========

Denominator for diluted earning per share:

  Weighted-average shares outstanding                16,790,889     14,714,756     14,786,263
Effect of dilutive securities:
 Employee options to acquire common shares              167,476         30,065             --
 Minority interest conversion into common shares        685,243             --             --
 Non-vested common share grants                         118,190         38,458         24,000
                                                    -----------    -----------    -----------
Dilutive potential common shares                        970,909         68,523         24,000
                                                    -----------    -----------    -----------
Denominator for diluted earnings per share           17,761,798     14,783,279     14,810,263
                                                    ===========    ===========    ===========

Diluted net income per common share                 $      1.64    $      1.60    $      1.63
                                                    ===========    ===========    ===========


9. DERIVATIVE FINANCIAL INSTRUMENTS

The Company purchased two interest rate cap agreements to limit the Company's exposure to increased interest rates on its $54 million variable rate credit facility. A $39,000,000 (notional amount) interest rate cap with a strike rate of 6.0% on three-month LIBOR was purchased for $11,700 and expires on June 18, 2003. A $15,000,000 (notional amount) interest rate cap with a strike rate of 6.0% on three-month LIBOR was purchased for $10,000 and expires on December 20, 2003. The aggregate cost of $21,700 is amortized monthly over the lives of the interest rate cap agreements. The fair value of the interest rate caps is immaterial to the Company's financial statements at December 31, 2002.

In 1998, the Company entered into a forward contract in connection with a long-term debt agreement due July 2008 to essentially fix the base rate of interest on a notional amount of $105,000,000. The forward

                         Entertainment Properties Trust
                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001, and 2000

contract settled on June 29, 1998, the closing date of the long-term debt issuance, and the Company incurred a loss of $1,442,000, which is being amortized as an increase to interest expense over the ten year term of the long-term debt and will result in an effective interest rate of 6.84%.

10. PROPERTY ACQUISITIONS

During the year ended December 31, 2002, we completed approximately $176 million of acquisitions, which included 11 megaplex theatre properties as described below. We funded the acquisitions with net proceeds from the common share follow-on offering completed in February of 2002, the net proceeds of the preferred share offering and from borrowings from our credit facilities and cash on hand. These megaplex acquisition properties have initial lease terms generally ranging from 17 to 20 years and include renewal options exercisable at the option of the tenant.

On March 15, 2002, the Company acquired 5 megaplex theatres owned and operated by Gulf States Theatres, located in New Orleans, Louisiana. The aggregate purchase price of $67.2 million was comprised of approximately $52 million in cash and $15 million in common and preferred operating units issued by EPT Gulf States, LLC, a subsidiary of the Company, to the seller of the property, reflected as minority interest in the accompanying consolidated balance sheet at December 31, 2002. The operating units bear a 10% dividend yield and are convertible into 857,142 common shares of the Company at the option of the holder.

On June 28, 2002, the Company acquired 3 megaplex theatres and one retail property from a third party developer for an aggregate cash purchase price of $53 million. Proceeds from the Company's issuance of the preferred shares described in note 11 to the consolidated financial statements were used to complete the purchase.

On July 22, 2002, the Company acquired the land in Little Rock, AR, underlying an 18-screen megaplex theatre being constructed by Rave Motion Pictures, for a cash purchase price of $3.8 million. On December 14, 2002, the company purchased the building and improvements upon completion of the theatre. The Company's overall investment in the theatre totals approximately $12 million.

On August 11, 2002, the Company acquired the Livonia, Michigan megaplex theatre for a cash purchase price of $22 million.

On October 6, 2002, the Company acquired the Hoffman megaplex theatre in Alexandria, Virginia for a cash purchase price of $22 million.

11. SHARE OFFERINGS

On February 8, 2002, the Company issued 2.3 million common shares in a registered public offering for net proceeds of $43 million. The proceeds were used to fund the acquisition of 5 megaplex theatres, completed in March 2002.

On May 29, 2002, the Company issued 2.3 million 9.5% Series A cumulative preferred shares, in a registered public offering, for net proceeds of $55.4 million. The offering includes 300,000 shares from the underwriters' over-allotment option, which was exercised in full. The preferred shares have a liquidation preference of $25 per share. The proceeds were used to fund the $53 million acquisition of 3 megaplex

                         Entertainment Properties Trust
                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001, and 2000

theatres, purchased on June 28, 2002.

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

Management compares the carrying value and the estimated fair value of our financial instruments. The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instruments at December 31, 2002 and 2001:

  CASH AND CASH EQUIVALENTS:

   Due to the highly liquid nature of our short term investments, the carrying value of our cash approximates the fair market value of our cash equivalents.

   ACCOUNTS RECEIVABLE:

   The carrying value of our accounts receivable approximates the fair market value due to the short term maturities of these amounts.

   DEBT INSTRUMENTS:

   The fair value of the Company's debt as of December 31, 2002 and 2001 is estimated by discounting the future cash flows of each instrument using current market rates. At December 31, 2002, the Company had a carrying value of $91 million in variable rate debt outstanding, which management believes represents fair market value. At December 31, 2002 the Company had a carrying value of $255.6 million in fixed rate long-term debt outstanding with an average weighted interest rate of approximately 7.5%. If the future cash flows for our fixed rate debt were discounted using a 6% rate, or a change of
   1.5 percentage points, management estimates that the fixed rate debt would have a fair market value of approximately $270.0 million at December 31, 2002.

   At December 31, 2001, management believes the carrying value of the Company's debt instruments represents the fair market value as of that date.

   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

   The carrying value of accounts payable and accrued liabilities approximates fair value due to the short term maturities of these amounts.

13. OPERATING LEASE

The Company leases its executive office from a third party landlord through March, 2009. Rental expense for this lease totaled approximately $114 thousand, $111 thousand and $79 thousand in 2002, 2001 and 2000, respectively, and is included as a component of general and administrative expense in the accompanying consolidated statements of income. Future minimum lease payments under this lease at December 31, 2002 are (in thousands):

                              YEAR                         AMOUNT
                              ----                         ------
                              2003                         $ 116
                              2004                           119

                         Entertainment Properties Trust
                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001, and 2000

                              2005                           122
                              2006                           125
                              2007                           128
                              Thereafter                     265
                                                           -----
                              Total                        $ 875
                                                           =====

14. QUARTERLY FINANCIAL INFORMATION (unaudited)

Summarized quarterly financial data for the years ended December 31, 2002 and 2001 are as follows (in thousands, except per share data):

  2002:                                                March 31     June 30     September 30     December 31
                                                       --------     -------     ------------     -----------
  Rental revenue                                       $15,796      $16,989        $18,797         $20,028
  Net income                                            $6,877       $7,226         $8,413          $8,643
  Net income available to common shareholders           $6,877       $6,732         $7,047          $7,278
  Basic net income per common share                      $0.43        $0.39          $0.41           $0.42
                                                       =======      =======        =======         =======
  Diluted net income per common share                    $0.42        $0.39          $0.41           $0.42
                                                       =======      =======        =======         =======
  2001:
  Rental revenue                                       $13,374      $13,436        $13,651         $14,206
  Net income                                            $5,808       $5,569         $6,054          $6,149
  Basic net income per common share                      $0.40        $0.38          $0.41           $0.41
                                                       =======      =======        =======         =======
  Diluted net income per common share                    $0.40        $0.38          $0.41           $0.41
                                                       =======      =======        =======         =======


15. DIVIDENDS

COMMON SHARES

Our Board of Trustees declared cash dividends totaling $1.90 per common share for the year ended December 31, 2002, and $1.80 per common share for the year ended December 31, 2001.

Of the total dividends calculated for tax purposes, the amounts characterized as ordinary income, return of capital and capital gain for 2002 and 2001 are as follows:

Cash dividends paid per common share for the year ended December 31, 2002:

                                            Cash       Taxable                  Long-Term
                        Cash Payment    Distribution   Ordinary    Return of     Capital
     Record Date            Date          per share    Dividend     Capital       Gain
     -----------            ----          ---------    --------     -------       ----
      12-28-01            01-15-02         $0.4500      $0.3822     $0.0651      $0.0027
      03-28-02            04-16-02         $0.4750      $0.4034     $0.0688      $0.0028
      06-28-02            07-16-02         $0.4750      $0.4034     $0.0688      $0.0028
      09-30-02            10-15-02         $0.4750      $0.4034     $0.0688      $0.0028
                                           -------      -------     -------      -------

                         Entertainment Properties Trust
                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001, and 2000

      Total for 2002                       $1.8750      $1.5924     $0.2715      $0.0111
                                           =======      =======     =======      =======
                                            100.0%        84.9%       14.5%         0.6%


Cash dividends paid per common share for the Year ended December 31, 2001:


                                            Cash       Taxable                  Long-Term
                        Cash Payment    Distribution   Ordinary    Return of     Capital
     Record Date           Date           per share    Dividend     Capital       Gain
     -----------           ----           ---------    --------     -------       ----
      12-31-00            01-16-01         $0.4400      $0.3344     $0.1056      $0.0000
      03-30-01            04-17-01         $0.4500      $0.3420     $0.1080      $0.0000
      06-29-01            07-17-01         $0.4500      $0.3420     $0.1080      $0.0000
      09-28-01            10-17-01         $0.4500      $0.3420     $0.1080      $0.0000
                                           -------      -------     -------      -------
     Total for 2001                        $1.7900      $1.3604     $0.4296      $0.0000
                                           =======      =======     =======      =======
                                            100.0%       76.0%       24.0%          0.0%


PREFERRED SHARES

On May 29, 2002, the Company issued 2.3 million 9.5% Series A cumulative preferred shares in a registered public offering. Our Board of Trustees declared cash dividends totaling $0.80855 per preferred share for the year ended December 31, 2002. There were no preferred shares outstanding for the year ended December 31, 2001.

Of the total dividends calculated for tax purposes, the amounts characterized as ordinary income, return of capital and capital gain for 2002 are as follows:

Cash dividends paid per preferred share for the Year ended December 31, 2002:


                                            Cash       Taxable                  Long-Term
                        Cash Payment    Distribution   Ordinary    Return of     Capital
     Record Date           Date           per share    Dividend     Capital       Gain
     -----------           ----           ---------    --------     -------       ----
      06-28-02            07-16-02         $0.21480    $0.21240    $0.00000      $0.00240
      09-30-02            10-15-02         $0.59375    $0.58710    $0.00000      $0.00665
                                           --------    --------    --------      --------
  Total for 2002                           $0.80855    $0.79950    $0.00000      $0.00905
                                           ========    ========    ========      ========
                                            100.0%        98.9%        0.0%          1.1%

16. SUBSEQUENT DEVELOPMENTS

On March 13, 2003, our Board of Trustees declared a cash dividend of $0.50 per common share for the first quarter of 2003. This represents an annual dividend rate of $2.00 per common share, or an increase of 5.3% compared to the first quarter of 2002. Our Board of Trustees also declared a cash dividend of $0.59375 per series A preferred share for the first quarter of 2003.

On February 27, 2003, the Company completed the issuance of $155.5 million in 10-year mortgage certificates secured by 15 of our megaplex properties. The certificates have a 20-year amortization, with

                         Entertainment Properties Trust
                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001, and 2000

the principal balance due at maturity in 2013. The certificates were issued with a weighted average interest rate of 5.65%. The proceeds from the debt were used to pay down approximately $92 million in existing indebtedness secured by the properties, with the remaining proceeds to be used to acquire additional properties and for other general corporate purposes.

                         Entertainment Properties Trust
             Schedule III - Real Estate and Accumulated Depreciation
                                December 31, 2002

                                                       Initial Cost                  Additions     Gross Amount at December 31, 2002
                                                       -----------------------------------------------------------------------------
                                                                      Buildings &   Subsequent to             Buildings &
Description             Market               Encumbrance       Land   Improvements   Acquisition     Land     Improvements     Total
-----------             ------               -----------       ----   ------------   -----------     ----     ------------     -----
Grand 24                Dallas, TX              $ 11,383   $  3,060     $ 15,540                   $  3,060    $ 15,281     $ 18,341
Mission Valley 20       San Diego, CA              9,948                  16,300                                 16,028       16,028
Promenade 16            Los Angeles, CA           17,456      6,021       22,479                      6,021      22,104       28,125
Ontario Mills 30        Los Angeles, CA           15,498      5,521       19,779                      5,521      19,450       24,971
Lennox 24               Columbus, OH               7,873                  12,900                                 12,685       12,685
West Olive 16           St. Louis, MO             10,915      4,985       12,815                      4,985      12,602       17,587
Studio 30               Houston, TX               16,175      6,023       20,377                      6,023      20,037       26,060
Huebner Oaks 24         San Antonio, TX           10,345      3,006       13,894                      3,006      13,662       16,668
First Colony 24         Houston, TX               10,959                  19,100            67                   19,167       19,167
Oakview 24              Omaha, NE                  9,582      5,215       16,700            59        5,215      16,759       21,974
Leawood 20              Kansas City, MO            9,057      3,714       12,086            43        3,714      12,129       15,843
Gulf Pointe 30          Houston, TX               14,793      4,304       21,496            76        4,304      21,572       25,876
South Barrington 30     Chicago, IL               19,665      6,577       27,723            98        6,577      27,821       34,398
Mesquite 30             Dallas, TX                13,305      2,912       20,288            72        2,912      20,360       23,272
Hampton Town Center 24  Norfolk, VA               16,344      3,822       24,678            88        3,822      24,766       28,588
Pompano 18              Pompano Beach, FL          7,716      6,376        9,899         2,426        6,376      12,325       18,701
Raleigh Grand 16        Raleigh, NC                4,028      2,919        5,559                      2,919       5,559        8,478
Paradise 24             Miami, FL                 13,442      2,000       13,000         8,519        2,000      21,519       23,519
Pompano Kmart           Pompano Beach, FL          1,789        600        2,423                        600       2,423        3,023
Nickels Restaurant      Pompano Beach, FL            589        200          803                        200         803        1,003
Aliso Viejo 20          Los Angeles, CA           12,577      8,000       14,000                      8,000      14,000       22,000
Bosie Stadium 20        Boise, ID                  7,716                  16,003                                 16,003       16,003
Woodridge 18            Chicago, IL               11,451      9,926        8,968                      9,926       8,968       18,894
Cary Crossroads 20      Cary, NC                   9,058      3,352       11,653           155        3,352      11,808       15,160
Tampa Palms 20          Tampa, FL                 11,387      6,000       12,809                      6,000      12,809       18,809
Palms Promenade         San Diego, CA             15,317      7,500       17,750                      7,500      17,750       25,250
On The Border           Dallas, TX                   549        674                        205          879                      879
Bennigans               Dallas, TX                   958        565                      1,000          565       1,000        1,565
Bennigans               Houston, TX                  856        511                        891          652         750        1,402
Texas Land & Cattle     Dallas, TX                   949        511                      1,008        1,519                    1,519
Texas Roadhouse Grill   Atlanta, GA                  554        886                                     886                      886
Roadhouse Grill         Atlanta, GA                  543        868                                     868                      868
Westminster 24          Denver, CO                16,840      5,850       17,314                      5,850      17,314       23,164
Westminster Center      Denver, CO                            6,204       12,600           733        6,204      13,333       19,537
Subway                  Denver, Co                                            27                                     27           27
Westbank Palace 10      Westbank, LA               5,471      4,378       12,330                      4,378      12,330       16,708
Houma Palace 10         Houma, LA                  3,028      2,404        6,780                      2,404       6,780        9,184
Hammond Palace 10       Hammond, LA                3,028      2,404        6,780                      2,404       6,780        9,184
Elmwood Palace 10       Elmwood, LA                6,890      5,264       14,820                      5,264      14,820       20,084
Clearview Palace 12     Clearview, LA              3,919                  11,740                                 11,740       11,740
Sterling Forum 30       Sterling Heights, MI       7,998      5,975       17,956                      5,975      17,957       23,932
Olathe Studio 30        Olathe, KS                 6,666      4,000       15,935                      4,000      15,935       19,935
Cherrydale 16           Greenville, SC                        1,660        7,570                      1,660       7,570        9,230
Livonia                 Livonia, MI                           4,500       17,525                      4,500      17,525       22,025
Hoffman 22              Alexandria, VA                                    22,035                                 22,035       22,035
Little Rock Rave        Little Rock, AR                       3,858        7,990                     3,858        7,990       11,848
Development             Various                        -     12,218          367           400       12,985          -        12,985
                                                --------   --------     --------       -------     --------    --------      -------
TOTAL                                           $346,617   $164,763     $560,791       $15,840     $166,884    $572,276     $739,160
                                                ========   ========     ========       =======     ========    ========     ========

                                                 Accumulated        Date        Depreciation
Description             Market                  Depreciation      Acquired          Life
-----------             ------                  ------------      --------          ----
Grand 24                Dallas, TX                  $ 1,719        11/97 (1)      40 years
Mission Valley 20       San Diego, CA                 1,803        11/97 (1)      40 years
Promenade 16            Los Angeles, CA               2,487        11/97 (1)      40 years
Ontario Mills 30        Los Angeles, CA               2,188        11/97 (1)      40 years
Lennox 24               Columbus, OH                  1,427        11/97 (1)      40 years
West Olive 16           St. Louis, MO                 1,418        11/97 (1)      40 years
Studio 30               Houston, TX                   2,254        11/97 (1)      40 years
Huebner Oaks 24         San Antonio, TX               1,537        11/97 (1)      40 years
First Colony 24         Houston, TX                   2,430          11/97        40 years
Oakview 24              Omaha, NE                     2,125          11/97        40 years
Leawood 20              Kansas City, MO               1,538          11/97        40 years
Gulf Pointe 30          Houston, TX                   2,645           2/98        40 years
South Barrington 30     Chicago, IL                   3,354           3/98        40 years
Mesquite 30             Dallas, TX                    2,370           4/98        40 years
Hampton Town Center 24  Norfolk, VA                   2,777           6/98        40 years
Pompano 18              Pompano Beach, FL             1,344           8/98        40 years
Raleigh Grand 16        Raleigh, NC                     645           8/98        40 years
Paradise 24             Miami, FL                     2,053          11/98        40 years
Pompano Kmart           Pompano Beach, FL               243          11/98        40 years
Nickels Restaurant      Pompano Beach, FL                80          11/98        40 years
Aliso Viejo 20          Los Angeles, CA               1,400          12/98        40 years
Bosie Stadium 20        Boise, ID                     1,600          12/98        40 years
Woodridge 18            Chicago, IL                     780           6/99        40 years
Cary Crossroads 20      Cary, NC                        874           6/99        40 years
Tampa Palms 20          Tampa, FL                       987           6/99        40 years
Palms Promenade         San Diego, CA                 1,294           6/99        40 years
On The Border           Dallas, TX                                   11/97
Bennigans               Dallas, TX                       71          11/97        20 years
Bennigans               Houston, TX                      83          11/97        20 years
Texas Land & Cattle     Dallas, TX                                   11/97
Texas Roadhouse Grill   Atlanta, GA                                   3/99
Roadhouse Grill         Atlanta, GA                                   3/99
Westminster 24          Denver, CO                      469          12/01        40 years
Westminster Center      Denver, CO                      356          12/01        40 years
Subway                  Denver, Co                        4          4/02         5 years
Westbank Palace 10      Westbank, LA                    244          3/02         40 years
Houma Palace 10         Houma, LA                       134          3/02         40 years
Hammond Palace 10       Hammond, LA                     134          3/02         40 years
Elmwood Palace 10       Elmwood, LA                     293          3/02         40 years
Clearview Palace 12     Clearview, LA                   232          3/02         40 years
Sterling Forum 30       Sterling Heights, MI            224          6/02         40 years
Olathe Studio 30        Olathe, KS                      199          6/02         40 years
Cherrydale 16           Greenville, SC                   95          6/02         40 years
Livonia                 Livonia, MI                     182          8/02         40 years
Hoffman 22              Alexandria, VA                  138          10/02        40 years
Little Rock Rave        Little Rock, AR                   8          12/02        40 years
Development             Various                           -
                                                    -------
TOTAL                                               $46,238
                                                    =======

See accompanying independent auditor's report.

(1) Properties initially acquired in November 1997 were transferred to wholly owned subsidiary in June 1998 at net book value.

                         Entertainment Properties Trust
             Schedule III - Real Estate and Accumulated Depreciation
                                December 31, 2002

                                                              Initial Cost           Additions     Gross Amount at December 31, 2001
                                                              ----------------------------------------------------------------------
                                                                      Buildings &   Subsequent to            Buildings &
Description             Market              Encumbrance      Land    Improvements    Acquisition     Land    Improvements    Total
-----------             ------              -----------      ----    ------------    -----------     ----    ------------    -----
Grand 24                Dallas, TX             $ 11,542    $ 3,060     $ 15,540                    $  3,060   $ 15,281     $ 18,341
Mission Valley 20       San Diego, CA            10,087                  16,300                                 16,028       16,028
Promenade 16            Los Angeles, CA          17,699      6,021       22,479                       6,021     22,104       28,125
Ontario Mills 30        Los Angeles, CA          15,714      5,521       19,779                       5,521     19,450       24,971
Lennox 24               Columbus, OH              7,982                  12,900                                 12,685       12,685
West Olive 16           St. Louis, MO            11,066      4,985       12,815                       4,985     12,602       17,587
Studio 30               Houston, TX              16,399      6,023       20,377                       6,023     20,037       26,060
Huebner Oaks 24         San Antonio, TX          10,488      3,006       13,894                       3,006     13,662       16,668
First Colony 24         Houston, TX              10,983                  19,100                                 19,100       19,100
Oakview 24              Omaha, NE                 9,603      5,215       16,700                       5,215     16,700       21,915
Leawood 20              Kansas City, MO           9,255      3,714       12,086                       3,714     12,086       15,800
Gulf Pointe 30          Houston, TX              15,088      4,304       21,496                       4,304     21,496       25,800
South Barrington 30     Chicago, IL              20,131      6,577       27,723                       6,577     27,723       34,300
Mesquite 30             Dallas, TX               13,605      2,912       20,288                       2,912     20,288       23,200
Hampton Town Center 24  Norfolk, VA              16,787      3,822       24,678                       3,822     24,678       28,500
Pompano 18              Pompano Beach, FL         7,834      6,376        9,899          2,426        6,376     12,325       18,700
Raleigh Grand 16        Raleigh, NC               4,093      2,919        5,559                       2,919      5,559        8,478
Paradise 24             Miami, FL                13,987      2,000       13,000          8,519        2,000     21,519       23,519
Pompano Kmart           Pompano Beach, FL         1,789        600        2,423                         600      2,423        3,023
Nickels Restaurant      Pompano Beach, FL           589        200          803                         200        803        1,003
Aliso Viejo 20          Los Angeles, CA          13,220      8,000       14,000                       8,000     14,000       22,000
Bosie Stadium 20        Boise, ID                 7,834                  16,003                                 16,003       16,003
Woodridge 18            Chicago, IL              11,451      9,926        8,968                       9,926      8,968       18,894
Cary Crossroads 20      Cary, NC                  9,058      3,352       11,653                       3,352     11,653       15,005
Tampa Palms 20          Tampa, FL                11,387      6,000       12,809                       6,000     12,809       18,809
Palms Promenade         San Diego, CA            15,317      7,500       17,750                       7,500     17,750       25,250
On The Border           Dallas, TX                  549        674                         205          879                     879
Bennigans               Dallas, TX                  958        565                       1,000          565      1,000        1,565
Bennigans               Houston, TX                 856        511                         891          652        750        1,402
Texas Land & Cattle     Dallas, TX                  949        511                       1,008        1,519                   1,519
Texas Roadhouse Grill   Atlanta, GA                 554        886                                      886                     886
Roadhouse Grill         Atlanta, GA                 543        868                                      868                     868
Westminster 24          Denver, CO               17,369      5,850       17,314                       5,850     17,314       23,164
Westminster Center      Denver, CO                           6,204       12,600                       6,204     12,600       18,804
Development             Various                       -     12,218          367          2,441       14,308        719       15,026
                                               --------   --------     --------        -------     ---------  --------     --------
TOTAL                                          $314,766   $130,320     $419,303        $16,490     $133,764   $430,114     $563,878
                                               ========   ========     ========        =======     ========   ========     ========

                                                Accumulated            Date       Depreciation
Description             Market                  Depreciation         Acquired         Life
-----------             ------                  ------------         --------         ----
Grand 24                Dallas, TX                   $ 1,337        11/97 (1)      40 years
Mission Valley 20       San Diego, CA                  1,402        11/97 (1)      40 years
Promenade 16            Los Angeles, CA                1,934        11/97 (1)      40 years
Ontario Mills 30        Los Angeles, CA                1,702        11/97 (1)      40 years
Lennox 24               Columbus, OH                   1,110        11/97 (1)      40 years
West Olive 16           St. Louis, MO                  1,103        11/97 (1)      40 years
Studio 30               Houston, TX                    1,753        11/97 (1)      40 years
Huebner Oaks 24         San Antonio, TX                1,196        11/97 (1)      40 years
First Colony 24         Houston, TX                    1,952          11/97        40 years
Oakview 24              Omaha, NE                      1,707          11/97        40 years
Leawood 20              Kansas City, MO                1,235          11/97        40 years
Gulf Pointe 30          Houston, TX                    2,107           2/98        40 years
South Barrington 30     Chicago, IL                    2,660           3/98        40 years
Mesquite 30             Dallas, TX                     1,862           4/98        40 years
Hampton Town Center 24  Norfolk, VA                    2,162           6/98        40 years
Pompano 18              Pompano Beach, FL              1,036           8/98        40 years
Raleigh Grand 16        Raleigh, NC                      499           8/98        40 years
Paradise 24             Miami, FL                      1,516          11/98        40 years
Pompano Kmart           Pompano Beach, FL                182          11/98        40 years
Nickels Restaurant      Pompano Beach, FL                 60          11/98        40 years
Aliso Viejo 20          Los Angeles, CA                1,050          12/98        40 years
Bosie Stadium 20        Boise, ID                      1,200          12/98        40 years
Woodridge 18            Chicago, IL                      556           6/99        40 years
Cary Crossroads 20      Cary, NC                         583           6/99        40 years
Tampa Palms 20          Tampa, FL                        667           6/99        40 years
Palms Promenade         San Diego, CA                    850           6/99        40 years
On The Border           Dallas, TX                                    11/97
Bennigans               Dallas, TX                        30          11/97        20 years
Bennigans               Houston, TX                       30          11/97        20 years
Texas Land & Cattle     Dallas, TX                                    11/97
Texas Roadhouse Grill   Atlanta, GA                                    3/99
Roadhouse Grill         Atlanta, GA                                    3/99
Westminster 24          Denver, CO                        36          12/01        40 years
Westminster Center      Denver, CO                        26          12/01        40 years
Development             Various                           55
                                                     -------
TOTAL                                                $33,598
                                                     =======

(1) Properties initially acquired in November 1997 were transferred to wholly owned subsidiary in June 1998 at net book value.

See accompanying independent auditor's report.

                         Entertainment Properties Trust
       Schedule III - Real Estate and Accumulated Depreciation (continued)
                                 Reconciliation
                           December 31, 2002 and 2001

DECEMBER 31, 2002

      Reconciliation:                                         Real Estate
                                                              -----------
      Balance at beginning of the year                         $ 563,878
      Acquisition of rental properties during the year           161,514
      Acquisition of rental properties in exchange for
      minority interest in subsidiary during the year             15,000
      Acquisition of development properties, including
      related capitalized costs, during the year                   2,160
      Net proceeds from sale of real estate                       (3,533)
      Gain on sale of real estate                                    201
      Correcting reclassification between cost and
      accumulated depreciation                                       (60)
                                                              ----------
      Balance at close of year                                 $ 739,160
                                                              ==========

See accompanying independent auditor's report.

DECEMBER 31, 2001

      Reconciliation:                                      Real Estate
                                                           -----------
      Balance at beginning of the year                       $496,315
      Acquisition of rental properties during the year         22,490
      Consolidation of Westcol joint venture
          acquisition real estate                              45,073
                                                             --------
      Balance at close of year                               $563,878
                                                             ========

See accompanying independent auditor's report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company previously reported a change in certifying accountants for 2002 in Current Reports on form 8-K filed on April 12, 2002.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 14, 2003 (the "Proxy Statement"), contains under the captions "Election of Trustees", "Officers", and "Section 16(a) Beneficial Ownership Reporting Compliance" the information required by Item 10 of this Form 10-K, which information is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

The Proxy Statement contains under the captions "Election of Trustees -- Compensation of Trustees", "Executive Compensation", "Compensation Committee", and "Company Performance" the information required by Item 11 of this Form 10-K, which information is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Proxy Statement contains under the captions "Share Ownership" and "Equity Compensation Plan Information" the information required by Item 12 of this Form 10-K, which information is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Proxy Statement contains under the caption "Transactions Between the Company and Trustees, Officers or their Affiliates" the information required by Item 13 of this Form 10-K, which information is incorporated herein by this reference.

                                     PART IV

ITEM 14. CONTROLS AND PROCEDURES

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") and Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report. Based on that review and evaluation, the CEO and CFO have concluded that the Company's current disclosure controls and procedures, as designed and implemented, were effective. There have been no significant changes in the Company's internal controls subsequent to the date of their evaluation. There were no significant material weaknesses identified in the course of such review and evaluation and, therefore, no corrective measures were taken by the Company.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Exhibits, Financial Statements and Financial Statement Schedules:

         Financial Statements:

                 Reports of Independent Auditors
                 Consolidated Balance Sheets as of December 31, 2002 and 2001. Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000.
                 Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2002, 2001 and 2000.
                 Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000.
                 Notes to Consolidated Financial Statements

(b)      Reports on Form 8-K: none


(c)      Exhibits

         21     Subsidiaries of the Company
         23     Consents of Independent Auditors

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

                                       ENTERTAINMENT PROPERTIES TRUST

     Dated: March 25, 2003   By   /s/ David M. Brain
                                ----------------------------------------------
                                  David M. Brain, President - Chief Executive
                                                Officer


     Dated: March 25, 2003   By   /s/ Fred L. Kennon
                                ----------------------------------------------
                                  Fred L. Kennon, Vice President - Chief
                                        Financial Officer
                                            Treasurer and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

               SIGNATURE AND TITLE                                DATE
               -------------------                                ----
/s/ Peter C. Brown                                        March 25, 2003
----------------------------------------------------
Peter C. Brown, Chairman of the Board

/s/ David M. Brain                                        March 25, 2003
----------------------------------------------------
David M. Brain, Chief Executive Officer and Trustee

/s/ Robert J. Druten                                      March 25, 2003
----------------------------------------------------
Robert J. Druten, Trustee

/s/ Scott H. Ward                                         March 25, 2003
----------------------------------------------------
Scott H. Ward, Trustee

/s/ Danley K. Sheldon                                     March 25, 2003
----------------------------------------------------
Danley K. Sheldon, Trustee

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                                   PURSUANT TO
            SECTION 302 OF THE SARBANES-OXLEY ACT AND SEC RULE 13A-14

I, David M. Brain, President and Chief Executive Officer of Entertainment Properties Trust, certify that:

1. I have reviewed this annual report on Form 10-K of Entertainment Properties Trust;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

          Date:  March 25, 2003         /s/ David M. Brain
                                        -------------------------------------
                                        David M. Brain
                                        President and Chief Executive Officer

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                                   PURSUANT TO
            SECTION 302 OF THE SARBANES-OXLEY ACT AND SEC RULE 13A-14

I, Fred L. Kennon, Vice President and Chief Financial Officer of Entertainment Properties Trust, certify that:

1. I have reviewed this annual report on Form 10-K of Entertainment Properties Trust

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date:  March 25, 2003    /s/ Fred L Kennon
                                      ------------------------------------------
                                      Fred L. Kennon
                                      Vice President and Chief Financial Officer

                                 EXHIBIT INDEX


     Exhibits

         21     Subsidiaries of the Company
         23     Consents of Independent Auditors

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

In connection with the accompanying annual report on Form 10-K of Entertainment Properties Trust (the "Issuer") for the year ended December 31, 2002, I, David
M. Brain, President and Chief Executive Officer of the Issuer, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

         (1) such annual report on Form 10-K of the Issuer for the year ended December 31, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in such annual report on Form 10-K of the Issuer for the year ended December 31, 2002, fairly presents, in all material respects, the financial condition and results of operations of the Issuer for and as of the end of such year.


                                       /s/ David M. Brain
                                       --------------------------------------
                                       David M. Brain
                                       President and Chief Executive Officer

Date: March 25, 2003


                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

In connection with the accompanying annual report on Form 10-K of Entertainment Properties Trust (the "Issuer") for the year ended December 31, 2002, I, Fred L. Kennon, Vice President and Chief Financial Officer of the Issuer, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

         (1) such annual report on Form 10-K of the Issuer for the year ended December 31, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in such annual report on Form 10-K of the Issuer for the year ended December 31, 2002, fairly presents, in all material respects, the financial condition and results of operations of the Issuer for and as of the end of such year.

                                  /s/ Fred L. Kennon
                                  -------------------------------------------
                                  Fred L. Kennon
                                  Vice President and Chief Financial Officer,

Date: March 25, 2003