Form 10-Q
period 2003-03-31
ENTERTAINMENT PROPERTIES TRUST
filed 2003-05-15
CIK 1045450

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                  For the quarterly period ended March 31, 2003

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

At May 1, 2003, there were 17,246,956 Common Shares of Beneficial Interest outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         ENTERTAINMENT PROPERTIES TRUST
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                              MARCH 31, 2003   DECEMBER 31, 2002
                                                              --------------   -----------------
ASSETS                                                          (UNAUDITED)
Rental properties, net                                            $ 688,477      $ 679,937
Land held for development                                            12,395         12,985
Investment in joint venture                                           1,085          1,109
Cash and cash equivalents                                            82,767         10,091
Restricted cash                                                       6,495          6,495
Receivable from joint venture                                            --          8,438
Other assets                                                         17,367         11,332
                                                                  ---------      ---------
Total assets                                                      $ 808,586      $ 730,387
                                                                  =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued liabilities                          $   1,782      $   1,653
Common dividend payable                                               8,622          8,162
Preferred dividend payable                                            1,366          1,366
Unearned rents                                                          226          4,036
Long-term debt                                                      429,380        346,617
                                                                  ---------      ---------
Total liabilities                                                   441,376        361,834
Commitments and contingencies                                            --             --
Minority interest in consolidated subsidiary                         15,000         15,375
Shareholders' equity:
  Common Shares, $.01 par value; 50,000,000 shares
authorized;
    17,715,476 and 17,655,822 shares issued at March 31, 2003           177            177
    and December 31, 2002, respectively
  Preferred Shares, $.01 par value; 5,000,000 shares
authorized;
    2,300,000 shares issued at March 31, 2003
    and December 31, 2002                                                23             23
  Additional paid-in-capital                                        380,880        379,447
  Treasury shares at cost: 472,200 common shares
     at March 31, 2003 and December 31, 2002                         (6,533)        (6,533)
  Loans to shareholders                                              (3,525)        (3,525)
  Non-vested shares                                                  (2,319)        (1,276)
  Distributions in excess of net income                             (16,493)       (15,135)
                                                                  ---------      ---------
Shareholders' equity                                                352,210        353,178
                                                                  ---------      ---------
Total liabilities and shareholders' equity                        $ 808,586      $ 730,387
                                                                  =========      =========

                         ENTERTAINMENT PROPERTIES TRUST
                        Consolidated Statements of Income
                                   (Unaudited)
                  (Dollars in thousands except per share data)

                                                              Three Months Ended March 31,
                                                                 2003          2002
                                                               --------      --------
Rental revenue                                                 $ 20,458      $ 15,796
Other Income                                                        587            --
                                                               --------      --------
Total Revenue                                                    21,045        15,796
Property operating expense                                           95            71
General and administrative expense, excluding amortization
  of non-vested shares below                                        856           522
Interest expense                                                  7,234         5,733
Depreciation and amortization                                     3,687         2,748
Amortization of non-vested shares                                   231           150
                                                               --------      --------
Income before minority interest and income from joint             8,942         6,572
  venture Equity in income from joint venture                        91           375
Minority interest                                                  (375)          (70)
                                                               --------      --------
Net income                                                     $  8,658      $  6,877
Preferred dividend requirements                                  (1,366)           --
                                                               --------      --------
Net income available to common shareholders                    $  7,292      $  6,877
                                                               ========      ========
Net income per common share
   Basic                                                       $   0.43      $   0.43
   Diluted                                                     $   0.42      $   0.42
Shares used for computation (in thousands):
   Basic                                                         17,074        16,050
   Diluted                                                       18,274        16,396
Dividends per common share                                     $   0.50      $  0.475
                                                               ========      ========

                         ENTERTAINMENT PROPERTIES TRUST
                      Consolidated Statements of Cash Flows
                           (Unaudited - in thousands)

                                                              Three Months Ended March 31,
                                                                   2003           2002
                                                                ---------      ---------
OPERATING ACTIVITIES
Net income                                                      $   8,658      $   6,877
Adjustments to reconcile net income to net cash provided by
operating activities
   Minority interest in net income                                    375             70
   Equity in income from joint venture                                (91)          (375)
   Depreciation and amortization                                    3,687          2,748
   Non-cash compensation expense                                      237            150
   (Increase) decrease in other assets                              9,263         (1,102)
   Increase in accounts payable and accrued liabilities               130            395
   Decrease in unearned rents                                      (3,810)        (1,934)
                                                                ---------      ---------
Net cash provided by operating activities                          18,449          6,829
                                                                ---------      ---------
INVESTING ACTIVITIES
Acquisition of rental properties                                  (10,447)       (52,483)
Acquisition of development properties                                (915)            --
Distributions from joint venture                                      116            456
Development and capitalized costs                                    (229)          (369)
                                                                ---------      ---------
Net cash used in investing activities                             (11,475)       (52,396)
                                                                ---------      ---------
FINANCING ACTIVITIES
Proceeds from long-term debt facilities                           175,500             --
Principal payments on long-term debt                              (92,737)        (1,299)
Deferred financing fees paid                                       (6,906)            --
Proceeds from issuance of common shares                               123         42,812
Distribution to minority interest                                    (750)            --
Distribution to preferred shareholders                             (1,366)            --
Distribution to common shareholders                                (8,162)        (6,659)
                                                                ---------      ---------
Net cash provided by (used in) by financing activities             65,702         34,854
                                                                ---------      ---------
Net increase (decrease) in cash and cash equivalents               72,676        (10,713)
Cash and cash equivalents at beginning of period                   10,091         24,590
                                                                ---------      ---------
Cash and cash equivalents at end of period                      $  82,767      $  13,877
                                                                =========      =========
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITY
Declaration of dividend to common shareholders                  $   8,622      $   8,125
Declaration of dividend to preferred shareholders               $   1,366      $      --
Transfer of land held for development to rental property        $   1,734      $      --
Minority interest issued in exchange for rental property        $      --      $  15,000
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during three-month period for interest                $   6,678      $   5,668
Issuance of non-vested stock grants to management               $   1,304      $      --

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION

Entertainment Properties Trust (the Company) is a Maryland real estate investment trust (REIT) organized on August 29, 1997. The Company was formed to acquire and develop entertainment properties including megaplex theatres and entertainment-themed retail centers.

2. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The consolidated balance sheet as of December 31, 2002 has been derived from the audited consolidated balance sheet at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

CONCENTRATION OF RISK

American Multi-Cinema, Inc. (AMC) is the lessee of a substantial portion (71%) of the megaplex theatre rental properties held by the Company at March 31, 2003 as a result of a series of sale leaseback transactions pertaining to a number of AMC megaplex theatres. A substantial portion of the Company's revenues (approximately 74%) result from rental payments by AMC under the leases, or its parent, AMC Entertainment, Inc. (AMCE), as the guarantor of AMC's obligations under the leases. AMC Entertainment, Inc. is a publicly held company (AMEX:AEN) and accordingly, their financial information is publicly available.

SHARE BASED COMPENSATION

During 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure," which provides alternative methods of accounting for stock-based compensation and amends SFAS No. 123 "Accounting for Stock-Based Compensation." The Company adopted SFAS 148 as of January 1, 2003.

Share Options

The Company has historically measured share-based compensation expense using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. Under APB 25, because the exercise price of the Company's employee share options equals the market price of the underlying shares at the date of grant, no compensation expense is recognized for stock options. As allowed by SFAS No. 148, we have elected to apply the recognition provisions of SFAS No. 123 to all employee awards granted, modified, or settled after January 1, 2003. If the Company had measured compensation cost for the stock awards granted prior to January 1, 2003 to our employees under the fair value based method prescribed by SFAS No. 123, net income would have been changed to the pro forma amounts set forth below. For the purposes of pro forma disclosures, the estimated fair value of the option is amortized to expense over the options' vesting periods.

                              Three Months Ended March 31,
                                 2003          2002
                              ---------     ---------
Net income:
  As reported                 $   7,292     $   6,877
  Pro forma                   $   7,260     $   6,834

Basic earnings per share:
  As reported                 $     .43     $     .43
  Pro forma                   $     .43     $     .43

Diluted earnings per
share:

  As reported                 $     .42     $     .42
  Pro forma                   $     .42     $     .42

Restricted Shares

During the first quarter of 2003, the Company issued 29,579 restricted common shares for bonus compensation to executives and other employees of the Company. During the first quarter of 2003, the Company issued 24,027 restricted common shares to executives under a long-term compensation plan. Based upon the market price of the Company's common shares on the grant dates, approximately $1.3 million was recognized as non-vested shares issued in the first quarter of 2003.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior quarter amounts to conform to the current quarter presentation.

3. PROPERTY ACQUISITIONS

During the three month period ended March 31, 2003, we completed approximately $10.5 million of property acquisitions. On March 31, 2003, we acquired the AmStar Cinema 16 megaplex theatre in Macon, Georgia from TPX Macon, LLC for a cash purchase price of $7 million. The property is leased to AmStar Entertainment, LLC under a 20 year triple net lease. On February 5, 2003, we acquired tenant improvements of $3.4 million from AMC related to the Forum 30 megaplex theatre in Sterling Heights, Michigan, which was purchased in 2002. During the three month period, we also completed construction of a casual dining restaurant property on a site adjacent to our AMC megaplex theatre in Mesquite, Texas.

4. EARNINGS PER SHARE

The following table summarizes the Company's common shares used for computation of basic and diluted earnings per share:

                                                                               Three months
                                                                            ended March 31, 2003
                                                                  Income          Shares         Per Share
                                                                 (numerator)   (denominator)       Amount
                                                                -----------     -----------     -----------
Basic earnings:
 Income available to common shareholders                        $     7,292          17,074     $      0.43
Effect of dilutive securities:
     Stock options                                                       --             219              --
     Contingent shares from conversion of minority interest             375             857            (.01)
Non-vested common share grants                                           --             124              --
                                                                -----------     -----------     -----------
Diluted earnings                                                $     7,667          18,274     $      0.42
                                                                ===========     ===========     ===========

                                                               Three months
                                                          ended March 31, 2002
                                                 Income          Shares          Per Share
                                               (numerator)    (denominator)       Amount
                                               -----------     -----------     -----------
Basic earnings:
 Income available to common shareholders       $     6,877          16,050     $      0.43
Effect of dilutive securities:
     Stock options                                      --             127              --
     Contingent shares from conversion of
        minority interest                               70             150            (.01)
Non-vested common share grants                          --              69              --
                                               -----------     -----------     -----------
Diluted earnings                               $     6,947          16,396     $      0.42
                                               ===========     ===========     ===========


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this quarterly report on Form 10-Q. The forward-looking statements included in this discussion and elsewhere in this Form 10-Q involve risks and uncertainties, including anticipated financial performance, business prospects, industry trends, shareholder returns, performance of leases by tenants and other matters, which reflect management's best judgment based on factors currently known. Actual results and experience could differ materially from the anticipated results and other expectations expressed in the Company's forward-looking statements as a result of a number of factors including but not limited to those discussed in this Item and in Item I "Business - Risk Factors", in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and in "Risk Factors" in the Company's prospectus filed under Rule 424(b) of the SEC on May 24, 2002, incorporated by reference herein.

OVERVIEW

Our primary business strategy is to purchase real estate (land, buildings and other improvements) leased to operators of destination based entertainment and entertainment related properties under long-term, triple-net leases. As of March 31, 2003, we had invested approximately $726 million (before accumulated depreciation) in 38 megaplex theatre properties and 26 restaurant /retail properties located in 17 states.

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

The Company incurs general and administrative expenses including compensation expense for our executive officers and other employees, professional fees and various expenses incurred in the process of identifying and acquiring additional properties. We are self-administered and managed by our trustees, executive officers and other employees. Our primary non-cash expense is the depreciation of our properties. We depreciate buildings and improvements on our properties over a seven-year to 40-year period for tax purposes and primarily a 40-year period for financial reporting purposes. We do not own or lease any significant personal property or equipment at any property we currently own.

First Quarter Acquisitions

During the three month period ended March 31, 2003, the Company completed approximately $10.5 million of property acquisitions. On March 31, 2003, the Company acquired the AmStar Cinema 16 megaplex theatre in Macon, Georgia from TPX Macon, LLC for a cash purchase price of $7 million. The property is leased to AmStar Entertainment, LLC under a 20 year triple net lease. On February 5, 2003, the Company acquired tenant improvements of $3.4 million from AMC related to Forum 30 in Sterling Heights, Michigan. During the three month period, the Company also completed construction of a Johnny Carino's Italian restaurant in Mesquite, Texas.

CRITICAL ACCOUNTING POLICIES

There have been no changes from the policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2002.

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED MARCH 31, 2003 COMPARED TO THE THREE-MONTH PERIOD ENDED MARCH 31, 2002

RENTAL REVENUE - Revenue from property rentals was $20.5 million for the three months ended March 31, 2003 compared to $15.8 million for the three months ended March 31, 2002. The $4.7 million increase resulted primarily from the eleven megaplex theatre property acquisitions completed in 2002 ($4.6 million) and from base rent increases on existing properties ($0.1 million).

OTHER INCOME - Other income was $0.6 million for the three months ended March 31, 2003 which resulted from payments received related to settlement of claims we filed in the Loews Cineplex bankruptcy proceedings. For the three months ended March 31, 2002, the Company had no other income reported.

PROPERTY OPERATING EXPENSE - Our property operating expenses totaled $95 thousand for the three months ended March 31, 2003 compared to $71 thousand for the three months ended March 31, 2002. These expenses arise from the operations of retail space in Greenville, South Carolina and Westcol Center, an entertainment and retail center in Westminster Colorado.

GENERAL AND ADMINISTRATIVE EXPENSE - Our general and administrative expenses totaled $0.9 million for the three months ended March 31, 2003 compared to $0.5 million for the same period in 2002. The increase was due to a general increase across most categories of expenses including insurance expenses, professional fees and personnel costs. Insurance premiums increased for both Director and Officer insurance and property and casualty insurance for the first quarter 2003 compared to the same quarter in 2002 due to an overall increase in premiums in the insurance market. The Company expects insurance premiums to remain stable in the future. Professional fees increased for the first quarter 2003 compared to the same quarter in 2002 due to legal fees related to compliance with the Sarbanes Oxley Act. Personnel costs increased for the first quarter 2003 compared to the same quarter in 2002 due to the exercise of stock options, payroll taxes related to the vesting of stock grants and stock bonuses, and the addition of one employee.

INTEREST EXPENSE - Our net interest expense increased to $7.2 million for the three months ended March 31, 2003 from $5.7 million for the three months ended March 31, 2002. The $1.5 million increase in net interest expense resulted from increases in long-term debt ($1.1 million) and fees related to the paydown of our short term credit facilities in the current quarter ($0.5 million).

DEPRECIATION AND AMORTIZATION EXPENSE - Our depreciation and amortization expenses, including amortization of non-vested shares, totaled $3.9 million for the three months ended March 31, 2003 compared to $2.9 million for the same period in 2002. The $1.0 million increase resulted from the property acquisitions completed in 2002 and 2003.

MINORITY INTEREST IN NET INCOME - For the three months ended March 31, 2003 minority interest in net income was $375 thousand as compared to $70 thousand in the prior year period. The increase is due to the impact of ownership of the related properties for a full three months in the current quarter compared to a partial period in the first quarter of 2002.

INCOME FROM JOINT VENTURE - Income from joint venture totaled $91 thousand for the three months ended March 31, 2003 compared to $375 thousand for the same period in 2002. The decrease was due to the Company's lower ownership interest in the Atlantic-EPR I joint venture (20% ownership in the current quarter) compared to 84% interest in the prior year.

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS - Net income available to common shareholders for the three months ended March 31, 2003 totaled $7.3 million as compared to $6.9 million for the three months ended March 31, 2002. The $0.4 million increase in net income resulted from the $4.7 million increase in total revenues offset by increases in our expenses and distributions to minority interests in EPT Gulf States and our preferred shareholders.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $82.8 million at March 31, 2003. In addition, the Company had restricted cash of $6.5 million available for debt service in connection with the $120.1 million mortgage debt due in February 2006. We expect to use the available cash to fund the acquisition of additional rental properties during the second quarter.

Mortgage Debt and Credit Facilities

As of March 31, 2003, we had total debt outstanding of $429.4 million. All of our debt is mortgage debt secured by substantially all of our rental properties. Of this debt, $20 million was variable rate debt and $409.4 million was fixed rate debt. The $429.4 million aggregate principal amount of indebtedness had a weighted average interest rate of approximately 6.6% as of March 31, 2003.

On February 27, 2003, the Company completed the issuance of $155.5 million in 10-year mortgage certificates secured by 15 of our megaplex properties. The certificates have a 20-year amortization, with the principal balance due at maturity in 2013. The certificates were issued with a weighted average interest rate of approximately 5.7%. The proceeds from the debt were used to pay down approximately $91 million in existing indebtedness secured by the properties, with the remaining proceeds to be used to acquire additional properties and for other general corporate purposes.

At March 31, 2003, we had no debt outstanding under our $50 million Fleet Bank credit facility. The Fleet Bank credit facility is a secured facility and at March 31, 2003, there were no real estate properties pledged to that facility and therefore, none of the $50 million was available to draw. As we acquire additional properties that qualify as collateral under that credit facility, we expect to use proceeds from the facility for additional acquisitions of rental property and general corporate purposes. The credit facility has two years remaining and carries interest at LIBOR plus 300 basis points.

As of March 31, 2003, we amended our iSTAR credit facility to increase the size to $75 million and extend the term of the facility to February 28, 2006. At March 31, 2003, we had $20 million of debt outstanding under our iSTAR credit facility. As we acquire additional properties that qualify as collateral, we expect to use proceeds from the facility for additional acquisitions of rental property and general corporate purposes. The credit facility has three years remaining and carries interest at LIBOR plus 400 basis points.

Liquidity Requirements

Short-term liquidity requirements consist primarily of normal recurring corporate operating expenses, debt service requirements and distributions to shareholders. At March 31, 2003, we had no unfunded acquisition or development commitments. We anticipate that our cash on hand and cash from operations will provide adequate liquidity to conduct operations, fund administrative and operating costs and interest and principal payments on our debt, and allow distributions to the Company's shareholders and avoidance of corporate level federal income or excise tax in accordance with Internal Revenue Code requirements for qualification as a REIT.

FUNDS FROM OPERATIONS

Funds from operations (FFO) is a widely used measure of the operating performance of real estate companies and is provided here as a supplemental measure to Generally Accepted Accounting Principles (GAAP) net income available to common shareholders and earnings per share. FFO is defined as net income (computed in accordance with GAAP), excluding gains and losses from sales of depreciable operating properties, plus depreciation and amortization, and after adjustments for unconsolidated partnerships, joint ventures and other affiliates. Adjustments for unconsolidated partnerships, joint ventures and other affiliates are calculated to reflect FFO on the same basis. FFO is a non-GAAP financial measure. FFO does not represent cash flows from operations as defined by GAAP and is not indicative that cash flows are adequate to fund all cash needs and is not to be considered an alternative to net income or any other GAAP measure as a measurement of the results of the Company's operations or the Company's cash flows or liquidity as defined by GAAP.

The following tables summarize the Company's FFO for the three month periods ended March 31, 2003 and March 31, 2002 (in thousands):

                                                Three months ended March 31,
                                                        2003         2002
                                                       -------     -------
Net income available to common shareholders            $ 7,292     $ 6,877
Add: Real estate depreciation                            3,641       2,732
Add: Allocated share of joint venture depreciation          32         139
                                                       -------     -------
  Basic Funds From Operations                           10,965       9,748

Add: minority interest in net income                       375          70
                                                       -------     -------
  Diluted Funds From Operations                        $11,340     $ 9,818
                                                       =======     =======

NEW ACCOUNTING PRONOUNCEMENTS

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company adopted SFAS No. 148 effective January 1, 2003, as required, without material effect on the Company's financial condition or results of operations.

FORWARD LOOKING INFORMATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

WITH THE EXCEPTION OF HISTORICAL INFORMATION, THIS REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS AS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND IDENTIFIED BY SUCH WORDS AS "WILL BE," "INTEND," "CONTINUE," "BELIEVE," "MAY," "EXPECT," "HOPE," "ANTICIPATE," "GOAL," "FORECAST," OR OTHER COMPARABLE TERMS. THE COMPANY'S ACTUAL FINANCIAL CONDITION, RESULTS OF OPERATIONS OR BUSINESS MAY VARY MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD LOOKING STATEMENTS AND INVOLVE VARIOUS RISKS AND UNCERTAINTIES, INCLUDING BUT NOT LIMITED TO THOSE DISCUSSED UNDER "RISK FACTORS" IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002 AND ITS PROSPECTUS FILED UNDER RULE 424(B) OF THE SEC ON MAY24, 2002. INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY FORWARD-LOOKING STATEMENTS.

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

None

ITEM 3 . DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 . SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 . OTHER INFORMATION

None.

ITEM 6 . EXHIBITS AND REPORTS ON FORM 8-K

A.      Exhibits.

        99     Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

B.      Reports on Form 8-K.

        Form 8-K filed March 4, 2003 announcing the issuance by the Company of $155.5 million in commercial mortgage pass-through certificates.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             ENTERTAINMENT PROPERTIES TRUST

Dated:  May 8, 2003        By      /s/ David M. Brain
                              --------------------------
                               David M. Brain, President - Chief
                               Executive Officer and
Trustee

Dated:  May 8, 2003        By     /s/ Fred L. Kennon
                              --------------------------
                               Fred L. Kennon, Vice President -
                               Chief Financial Officer

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                                   PURSUANT TO
            SECTION 302 OF THE SARBANES-OXLEY ACT AND SEC RULE 13a-14

I, David M. Brain, President and Chief Executive Officer of Entertainment Properties Trust, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Entertainment Properties Trust;

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

Date:  May 8, 2003                                 /s/ David M. Brain
                                                   -----------------------------
                                                   David M. Brain
                                                   President and Chief
                                                   Executive Officer

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

Date:  May 8, 2003                    /s/ Fred L. Kennon
                                      -------------------------------------
                                      Fred L. Kennon
                                      Vice President and Chief Financial Officer