Form 10-Q
period 2003-06-30
ENTERTAINMENT PROPERTIES TRUST
filed 2003-08-08
CIK 1045450

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended June 30, 2003



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

At July 15, 2003, there were 17,294,883 Common Shares of Beneficial Interest outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         ENTERTAINMENT PROPERTIES TRUST
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                          JUNE 30, 2003    DECEMBER 31, 2002
                                                                          -------------    -----------------
ASSETS                                                                      (UNAUDITED)
Rental properties, net                                                     $    746,628      $    679,937
Land held for development                                                        14,751            12,985
Investment in joint venture                                                       1,059             1,109
Cash and cash equivalents                                                        21,982            10,091
Restricted cash                                                                   6,495             6,495
Receivable from joint venture                                                        --             8,438
Other assets                                                                     16,469            11,332
                                                                           ------------      ------------
Total assets                                                               $    807,384      $    730,387
                                                                           ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued liabilities                                   $      2,081      $      1,653
Common dividend payable                                                           8,647             8,162
Preferred dividend payable                                                        1,366             1,366
Unearned rents                                                                      682             4,036
Long-term debt                                                                  426,946           346,617
                                                                           ------------      ------------
Total liabilities                                                               439,722           361,834

Commitments and contingencies                                                        --                --
Minority interest in consolidated subsidiary                                     15,375            15,375

Shareholders' equity:
  Common Shares, $.01 par value; 50,000,000 shares authorized;
    17,767,083 and 17,655,822 shares issued at June 30, 2003
    and December 31, 2002, respectively                                             178               177
  Preferred Shares, $.01 par value; 5,000,000 shares authorized;
    2,300,000 shares issued at June 30, 2003
    and December 31, 2002                                                            23                23
  Additional paid-in-capital                                                    381,871           379,447
  Treasury shares at cost: 472,200 common shares at June 30,
    2003 and December 31, 2002                                                   (6,533)           (6,533)
  Loans to shareholders                                                          (3,525)           (3,525)
  Non-vested shares                                                              (2,088)           (1,276)
  Distributions in excess of net income                                         (17,639)          (15,135)
                                                                           ------------      ------------
Shareholders' equity                                                            352,287           353,178
                                                                           ------------      ------------
Total liabilities and shareholders' equity                                 $    807,384      $    730,387
                                                                           ============      ============

                         ENTERTAINMENT PROPERTIES TRUST
                        Consolidated Statements of Income
                                   (Unaudited)
                  (Dollars in thousands except per share data)

                                                       Three Months Ended June 30,        Six Months Ended June 30,
                                                      -----------------------------     -----------------------------
                                                          2003             2002             2003             2002
                                                      ------------     ------------     ------------     ------------
  Rental revenue                                      $     21,944     $     16,989     $     42,402     $     32,785
  Other income                                                  --               --              587               --
                                                      ------------     ------------     ------------     ------------
  Total Revenue                                             21,944           16,989           42,989           32,785

  Property operating expense                                    83               75              178              146
  General and administrative expense, excluding
  amortization of non-vested shares below                    1,150              567            2,006            1,089
  Interest expense                                           7,477            5,883           14,711           11,616
  Depreciation and amortization                              3,857            3,098            7,544            5,846
  Amortization of non-vested shares                            232              150              463              300
                                                      ------------     ------------     ------------     ------------

  Income before minority interest and income from
  joint venture                                              9,145            7,216           18,087           13,788

  Equity in income from joint venture                           97              385              188              760
  Minority interest                                           (375)            (375)            (750)            (445)
                                                      ------------     ------------     ------------     ------------

  Net income                                          $      8,867     $      7,226     $     17,525     $     14,103

  Preferred dividend requirements                           (1,366)            (494)          (2,731)            (494)
                                                      ------------     ------------     ------------     ------------
  Net income available to common shareholders         $      7,501     $      6,732     $     14,794     $     13,609
                                                      ============     ============     =============    ==============


  Net income per common share
     Basic                                            $       0.44     $       0.39     $       0.86     $       0.82
     Diluted                                          $       0.43     $       0.39     $       0.85     $       0.81

  Shares used for computation (in thousands):
     Basic                                                  17,137           16,990           17,106           16,492
     Diluted                                                18,382           18,155           18,332           17,286

  Dividends per common share                          $       0.50     $      0.475     $       1.00     $       0.95
                                                      ============     ============     ============     ============

                         ENTERTAINMENT PROPERTIES TRUST
                      Consolidated Statements of Cash Flows
                           (Unaudited - in thousands)

                                                                                          Six Months Ended June 30,
                                                                                        -----------------------------
                                                                                            2003             2002
                                                                                        ------------     ------------
OPERATING ACTIVITIES
Net income                                                                              $     17,525     $     14,103
Adjustments to reconcile net income to net cash provided by operating activities
   Minority interest in net income                                                               750              445
   Equity in income from joint venture                                                          (188)            (760)
   Depreciation and amortization                                                               7,557            5,846
   Non-cash compensation expense                                                                 463              300
   Common shares issued to management and trustees                                                63               54
   (Increase) decrease in other assets                                                         1,899           (1,819)
   Decrease in receivable from joint venture                                                   8,438               --
   Increase (decrease) in accounts payable and accrued liabilities                               428             (407)
   Decrease in unearned rents                                                                 (3,354)          (1,866)
                                                                                        ------------     ------------
Net cash provided by operating activities                                                     33,581           15,896
                                                                                        ------------     ------------

INVESTING ACTIVITIES
Acquisition of rental properties                                                             (68,636)        (105,611)
Acquisition of development properties                                                         (6,702)              --
Distributions from joint venture                                                                 238              927
Development and capitalized costs                                                               (573)            (764)
                                                                                        ------------     ------------
Net cash used in investing activities                                                        (75,673)        (105,448)
                                                                                        ------------     ------------

FINANCING ACTIVITIES
Proceeds from long-term debt facilities                                                      175,500               --
Principal payments on long-term debt                                                         (95,171)          (2,540)
Deferred financing fees paid                                                                  (7,126)              --
Proceeds from issuance of common shares                                                        1,046           42,928
Proceeds from issuance of preferred shares, net of costs                                          --           55,435
Distribution to minority interest                                                               (750)             (70)
Distribution to shareholders                                                                 (19,516)         (14,784)
                                                                                        ------------     ------------
Net cash provided by financing activities                                                     53,983           80,969
                                                                                        ------------     ------------

Net increase (decrease) in cash and cash equivalents                                          11,891           (8,583)
Cash and cash equivalents at beginning of period                                              10,091           24,590
                                                                                        ------------     ------------
Cash and cash equivalents at end of period                                              $     21,982     $     16,007
                                                                                        ============     ============

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITY
Declaration of dividend to common shareholders                                          $      8,647     $      8,157
Declaration of dividend to preferred shareholders                                       $      1,366     $        494
Transfer of land held for development to rental property                                $      5,509     $         --
Minority interest issued in exchange for rental property                                $         --     $     15,000
Sale of equity interest in joint venture                                                $         --     $      1,341
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during six-month period for interest                                          $     13,871     $     11,302
Issuance of non-vested stock grants to management                                       $      1,304            1,219

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION

Entertainment Properties Trust (the Company) is a Maryland real estate investment trust (REIT) organized on August 29, 1997. The Company was formed to acquire and develop entertainment properties including megaplex theatres and entertainment-themed retail centers.

2. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

CONCENTRATION OF RISK

American Multi-Cinema, Inc. (AMC) is the lessee of a substantial portion (68%) of the megaplex theatre rental properties held by the Company at June 30, 2003 as a result of a series of sale leaseback transactions pertaining to a number of AMC megaplex theatres. A substantial portion of the Company's revenues (approximately 70%) result from rental payments by AMC under the leases, or its parent, AMC Entertainment, Inc. (AMCE), as the guarantor of AMC's obligations under the leases. AMC Entertainment, Inc. is a publicly held company (AMEX:AEN) and accordingly, their financial information is publicly available.

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

                                                              Six Months Ended June 30,
                                                                2003             2002
                                                            ------------     ------------
Net income available to common shareholders:
   As reported                                              $     14,794     $     13,609
   Pro forma                                                $     14,730     $     13,523

Basic earnings per share:
   As reported                                              $       0.86     $        .82
   Pro forma                                                $       0.86     $        .81

Diluted earnings per share:
   As reported                                              $        .85     $        .81
   Pro forma                                                $        .84     $        .81

Restricted Shares

During the first quarter of 2003, the Company issued 29,579 restricted common shares for bonus compensation to executives and other employees of the Company. During the first quarter of 2003, the Company also issued 24,027 restricted common shares to executives under a long-term compensation plan. Based upon the market price of the Company's common shares on the grant dates, approximately $1.3 million was recognized as non-vested shares issued in the first quarter of 2003.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior quarter amounts to conform to the current quarter presentation.

3. PROPERTY ACQUISITIONS

During the three month period ended June 30, 2003, we completed approximately $61 million of operating rental property acquisitions. We acquired the Southwind 12 megaplex theatre in Lawrence, Kansas for a cash purchase price of $5 million. The property is leased to Wallace Theatres under a 20 year triple-net lease. We acquired the Veterans 24 AMC megaplex theatre in Tampa, Florida for a cash purchase price of $24.5 million. The property is leased to AMC under a 20 year lease. We acquired the Star Southfield Center in Southfield, Michigan for a cash purchase price of $28.2 million. The property includes a movie theatre that is leased to Loews under a 20 year lease. Also during May, we completed the acquisition of the Hawaiian Falls Adventure Waterpark in Garland, Texas for a cash purchase price of $3.3 million. The water park is leased to Horizon Amusement South, LLC under a 20 year lease. Also during the quarter, we completed the purchase of a land parcel in Peoria, IL, for $2.7 million. We ground lease the land parcel to a third-party during construction of an 18 screen megaplex theatre, which is expected to be completed in 2004.

4. EARNINGS PER SHARE

The following table summarizes the Company's common shares used for computation of basic and diluted earnings per share (in thousands):

                                                            Three months                                Six months
                                                        ended June 30, 2003                         ended June 30, 2003
                                                Income         Shares       Per Share        Income         Shares       Per Share
                                             (numerator)   (denominator)     Amount       (numerator)   (denominator)     Amount
                                             -----------   -------------   -----------    -----------   -------------   -----------
Basic earnings:
 Income available to common shareholders     $     7,501         17,137    $      0.44    $    14,794         17,106    $      0.86
Effect of dilutive securities:
     Stock options                                    --            264           (.01)            --            245           (.01)
     Contingent shares from conversion of
          minority interest                          375            857             --            750            857             --
 Non-vested common share grants                       --            124             --             --            124             --
                                             -----------    -----------    -----------    -----------    -----------    -----------
Diluted earnings                             $     7,876         18,382    $      0.43    $    15,544         18,332    $      0.85
                                             ===========    ===========    ===========    ===========    ===========    ===========

                                                            Three months                                Six months
                                                        ended June 30, 2002                         ended June 30, 2002
                                                Income         Shares       Per Share        Income         Shares       Per Share
                                             (numerator)   (denominator)     Amount       (numerator)   (denominator)     Amount
                                             -----------   -------------   -----------    -----------   -------------   -----------
Basic earnings:
 Income available to common shareholders     $     6,732         16,990    $      0.39   $    13,609         16,492    $      0.82
Effect of dilutive securities:
     Stock options                                    --            178             --            --            154             --
     Contingent shares from conversion of
          minority interest                          375            857             --           445            510          (0.01)
 Non-vested common share grants                       --            130             --            --            130             --
                                             -----------    -----------    -----------   -----------    -----------    -----------
Diluted earnings                             $     7,107         18,155    $      0.39   $    14,054         17,286    $      0.81
                                             ===========    ===========    ===========   ===========    ===========    ===========

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

OVERVIEW

Our primary business strategy is to purchase real estate (land, buildings and other improvements) leased to operators of destination based entertainment and entertainment related properties under long-term, triple-net leases. As of June 30, 2003, we had invested approximately $816 million (before accumulated depreciation) in 41 megaplex theatre properties and 27 restaurant /retail properties and one recreational Waterpark located in 17 states.

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

Recent Developments

During the three month period ended June 30, 2003, we completed approximately $61 million of property acquisitions. On June 5, 2003, we acquired the Southwind 12 megaplex theatre in Lawrence, Kansas for a cash purchase price of $5 million. The property is leased to Wallace Theatres under a 20 year triple-net lease. On June 5, 2003, we acquired the Veterans 24 AMC megaplex theatre in Tampa, Florida for a cash purchase price of $24.5 million. The property is leased to AMC under a 20 year lease. On May 27, 2003, we acquired the Star Southfield Center in Southfield, Michigan for a cash purchase price of $28.2 million. The property includes a movie theatre that is leased to Loews under a 20 year lease. Also during May, we completed the acquisition of the Hawaiian Falls Adventure Waterpark in Garland, Texas for a cash purchase price of $3.3 million. The water park is leased to Horizon Amusement South, LLC under a 20 year lease.

CRITICAL ACCOUNTING POLICIES

There have been no changes from the policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2002.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

Revenue from property rentals was $21.9 million for the three months ended June 30, 2003 compared to $17.0 million for the three months ended June 30, 2002. The $4.9 million increase resulted primarily from the property acquisitions completed in 2002 and 2003 ($4.7 million) and from base rent increases and percentage rents on existing properties ($0.2 million).

Our property operating expenses totaled $83 thousand for the three months ended June 30, 2003 compared to $75 thousand for the three months ended June 30, 2002. These expenses arise from the operations of retail space in Greenville, South Carolina and Westcol Center, an entertainment and retail center in Westminster Colorado.

Our general and administrative expenses totaled $1.2 million for the three months ended June 30, 2003 compared to $0.6 million for the same period in 2002. The increase in operating expenses is due primarily to:

     o Increases in insurance expense, including premiums for both Director and Officer insurance and property and casualty insurance for the second quarter 2003 compared to the same quarter in 2002 due to an overall increase in premiums in the insurance market. The Company expects insurance premiums to remain stable in the future.

     o An increase in fees paid for professional services, primarily for accounting and legal fees related to compliance with the Sarbanes Oxley Act.

     o An increase in payroll and related expenses attributable to increases in base compensation, bonus awards, payroll taxes related to the vesting of stock grants and stock bonuses, and the addition of one employee.

     o    Increased costs associated with our Board of Trustees meetings.

     o    Increases in franchise and other miscellaneous taxes paid.

Our net interest expense increased by $1.6 million to $7.5 million for the three months ended June 30, 2003 from $5.9 million for the three months ended June 30, 2002. The increase in net interest expense primarily resulted from increases in long-term debt used to finance real estate acquisitions.

Depreciation and amortization expenses, including amortization of non-vested shares, totaled $4.1 million for the three months ended June 30, 2003 compared to $3.2 million for the same period in 2002. The $0.9 million increase resulted from the property acquisitions completed in 2002 and 2003 and recent grants of restricted shares.

Income from joint venture totaled $97 thousand for the three months ended June 30, 2003 compared to $385 thousand for the same period in 2002. The decrease was due to the Company's lower ownership interest in the Atlantic-EPR I joint venture (20% ownership in the current quarter compared to 84% interest in the prior year).

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

Revenue from property rentals was $42.4 million for the six months ended June 30, 2003 compared to $32.8 million for the six months ended June 30, 2002. The $9.6 million increase resulted primarily from the property acquisitions completed in 2002 and 2003 and from base rent increases and percentage rents on existing properties.

Other income was $0.6 million for the six months ended June 30, 2003 which resulted from payments received related to settlement of claims we filed in the Loews Cineplex bankruptcy proceedings. For the six months ended June 30, 2002, the Company had no other income reported.

Our property operating expenses totaled $178 thousand for the six months ended June 30, 2003 compared to $146 thousand for the six months ended June 30, 2002. These expenses arise from the operations of retail space in Greenville, South Carolina and Westcol Center, an entertainment and retail center in Westminster Colorado.

General and administrative expenses totaled $2.0 million for the six months ended June 30, 2003 compared to $1.1 million for the same period in 2002. The increase in operating expenses is due primarily to:

     o Increases in insurance expense, including premiums for both Director and Officer insurance and property and casualty insurance for the second quarter 2003 compared to the same quarter in 2002 due to an overall increase in premiums in the insurance market. The Company expects insurance premiums to remain stable in the future.

     o An increase in payroll and related expenses attributable to increases in base compensation, bonus awards, payroll taxes related to the vesting of stock grants and stock bonuses, and the addition of one employee.

     o An increase in fees paid for professional services, primarily for accounting and legal fees related to compliance with the Sarbanes Oxley Act.

     o    Increased costs associated with our Board of Trustees meetings.

     o    Increases in franchise and other miscellaneous taxes paid.

Net interest expense increased to $14.7 million for the six months ended June 30, 2003 from $11.6 million for the six months ended June 30, 2002. The $3.1 million increase in net interest expense resulted primarily from increases in long-term debt used to finance real estate acquisitions.

Our depreciation and amortization expenses, including amortization of non-vested shares, totaled $8.0 million for the six months ended June 30, 2003 compared to $6.1 million for the same period in 2002. The $1.9 million increase resulted primarily from the property acquisitions completed in 2002 and 2003 and recent grants of restricted shares.

For the six months ended June 30, 2003 minority interest in net income was $750 thousand as compared to $445 thousand in the prior year period. The increase is due to the impact of ownership of the related properties for a full three months in the current period compared to a partial period in 2002.

Income from joint venture totaled $188 thousand for the six months ended June 30, 2003 compared to $760 thousand for the same period in 2002. The decrease was due to the Company's lower ownership interest in the Atlantic-EPR I joint venture (20% ownership in the current period compared to 84% interest in the prior year).

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $22.0 million at June 30, 2003. In addition, the Company had restricted cash of $6.5 million available for debt service in connection with the $120.1 million mortgage debt due in February 2006.

Mortgage Debt and Credit Facilities

As of June 30, 2003, we had total debt outstanding of $426.9 million. All of our debt is mortgage debt secured by substantially all of our rental properties. Of this debt, $20 million was variable rate debt and $406.9 million was fixed rate debt. The $426.9 million aggregate principal amount of indebtedness had a weighted average interest rate of approximately 6.7% as of June 30, 2003.

At June 30, 2003, we had no debt outstanding under our $50 million Fleet Bank credit facility. The Fleet Bank credit facility is a secured facility and at June 30, 2003, there were no real estate properties pledged to that facility and therefore, none of the $50 million was available to draw. As we acquire additional properties that qualify as collateral under that credit facility, we expect to use proceeds from the facility for additional acquisitions of rental property and general corporate purposes. The credit facility has two years remaining and carries interest at LIBOR plus 300 basis points.

As of June 30, 2003, we had $20 million of debt outstanding under our iSTAR $75 million credit facility. As we acquire additional properties that qualify as collateral, we expect to use proceeds from the facility for additional acquisitions of rental property and general corporate purposes. The credit facility has three years remaining and carries interest at LIBOR plus 400 basis points.

Liquidity Requirements

Short-term liquidity requirements consist primarily of normal recurring corporate operating expenses, debt service requirements and distributions to shareholders. At June 30, 2003, we had no unfunded acquisition or development commitments. We anticipate that our cash on hand and cash from operations will provide adequate liquidity to conduct operations, fund administrative and operating costs and interest and principal payments on our debt, and allow distributions to the Company's shareholders and avoidance of corporate level federal income or excise tax in accordance with Internal Revenue Code requirements for qualification as a REIT.

FUNDS FROM OPERATIONS (FFO)

The National Association of Real Estate Investment Trusts (NAREIT) developed FFO as a relative non-GAAP financial measure of performance and liquidity of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO is a widely used measure of the operating performance of real estate companies and is provided here as a supplemental measure to Generally Accepted Accounting Principles
(GAAP) net income available to common shareholders and earnings per share. FFO, as defined under the revised NAREIT definition and presented by us, is net income, computed in accordance with GAAP, excluding gains and losses from sales of depreciable operating properties, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships, joint ventures and other affiliates. Adjustments for unconsolidated partnerships, joint ventures and other affiliates are calculated to reflect FFO on the same basis. FFO is a non-GAAP financial measure. FFO does not represent cash flows from operations as defined by GAAP and is not indicative that cash flows are adequate to fund all cash needs and is not to be considered an alternative to net income or any other GAAP measure as a measurement of the results of the Company's operations or the Company's cash flows or liquidity as defined by GAAP.

The following tables summarize the Company's FFO for the three and six month periods ended June 30, 2003 and June 30, 2002 (in thousands):

                                                                   Three months                    Six months
                                                                  ended June 30,                  ended June 30,
                                                               2003            2002            2003            2002
                                                           ------------    ------------    ------------    ------------
Net income available to common shareholders                $      7,501    $      6,732    $     14,794    $     13,609
Add: Real estate depreciation                                     3,813           3,056           7,454           5,787
Add: Allocated share of joint venture depreciation                   32             137              64             275
                                                           ------------    ------------    ------------    ------------
  Basic Funds From Operations                                    11,346           9,925          22,312          19,671
                                                           ------------    ------------    ------------    ------------

Add: minority interest in net income                                375             375             750             445
                                                           ------------    ------------    ------------    ------------
  Diluted Funds From Operations                            $     11,721    $     10,300    $     23,062    $     20,116
                                                           ============    ============    ============    ============

FFO per common share:
Basic                                                      $       0.66    $       0.58    $       1.30    $       1.18
Diluted                                                    $       0.64    $       0.57    $       1.26    $       1.16

Shares used for computation (in thousands):
Basic                                                            17,137          16,990          17,106          16,492
Diluted                                                          18,382          18,155          18,332          17,286

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150). SFAS 150 establishes standards for how an issuer classifies and measures three classes of freestanding financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The company does not anticipate that the adoption of SFAS No. 150 will have a material impact on its financial position and results of operations. In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" (FIN 46). FIN 46 addresses the consolidation of entities whose equity holders have either (a) not provided sufficient equity at risk to allow the entity to finance its own activities or (b) do not possess certain characteristics of a controlling financial interest. FIN 46 requires the consolidation of these entities, known as variable interest entities ("VIEs"), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIE's activities, entitled to receive a majority of the VIE's residual returns, or both. FIN 46 applies immediately to variable interests in VIEs created or obtained after January 31, 2003. For variable interests in a VIE created before February 1, 2003, FIN 46 is applied to the VIE no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003, if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

FORWARD LOOKING INFORMATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

WITH THE EXCEPTION OF HISTORICAL INFORMATION, THIS REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS AS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND IDENTIFIED BY SUCH WORDS AS "WILL BE," "INTEND," "CONTINUE," "BELIEVE," "MAY," "EXPECT," "HOPE," "ANTICIPATE," "GOAL," "FORECAST," OR OTHER COMPARABLE TERMS. THE COMPANY'S ACTUAL FINANCIAL CONDITION, RESULTS OF OPERATIONS OR BUSINESS MAY VARY MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD LOOKING STATEMENTS AND INVOLVE VARIOUS RISKS AND UNCERTAINTIES, INCLUDING BUT NOT LIMITED TO THOSE DISCUSSED UNDER "RISK FACTORS" IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002 AND ITS PROSPECTUS FILED UNDER RULE 424(b) OF THE SEC ON MAY 24, 2002. INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY FORWARD-LOOKING STATEMENTS.

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

ITEM 4. CONTROLS AND PROCEDURES

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") and Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2003, the end of the period covered by this report. Based on that review and evaluation, the CEO and CFO have concluded that the Company's current disclosure controls and procedures, as designed and implemented, were effective. There have been no significant changes in the Company's internal controls subsequent to the date of their evaluation. There were no significant material weaknesses identified in the course of such review and evaluation and, therefore, no corrective measures were taken by the Company.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than routine litigation and administrative proceedings arising in the ordinary course of business, the Company is not presently involved in any litigation nor, to its knowledge, is any litigation threatened against the Company or its properties, which is reasonably likely to have a material adverse effect on the liquidity or results of operations of the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     A.   Exhibits.

          32   Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

     B.   Reports on Form 8-K.

          Form 8-K filed May 12, 2003 in connection with the release of the Company's earnings for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           ENTERTAINMENT PROPERTIES TRUST

Dated: July 24, 2003                By /s/ David M. Brain
                                       -----------------------------------------
                                       David M. Brain, President -
                                       Chief Executive Officer and Trustee

Dated: July 24, 2003                By /s/ Fred L. Kennon
                                       -----------------------------------------
                                       Fred L. Kennon, Vice President -
                                       Chief Financial Officer