Form 10-Q
period 2003-09-30
ENTERTAINMENT PROPERTIES TRUST
filed 2003-10-30
CIK 1045450

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended September 30, 2003



                         COMMISSION FILE NUMBER 1-13561

                         ENTERTAINMENT PROPERTIES TRUST
             (Exact name of registrant as specified in its charter)


             MARYLAND                                43-1790877
    (State or other jurisdiction          (I.R.S. Employer Identification No.)
  of incorporation or organization)

  30 W. PERSHING ROAD,  SUITE 201
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

At October 24, 2003, there were 20,124,833 Common Shares of Beneficial Interest outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         ENTERTAINMENT PROPERTIES TRUST
                           Consolidated Balance Sheets
                             (Dollars in thousands)


                                                                            SEPTEMBER 30, 2003          DECEMBER 31, 2002
                                                                            ------------------          -----------------
          ASSETS                                                                (UNAUDITED)
Rental properties, net                                                          $ 742,658                   $ 679,937
Land held for development                                                          17,035                      12,985
Investment in joint venture                                                         1,046                       1,109
Cash and cash equivalents                                                         107,314                      10,091
Restricted cash                                                                     6,495                       6,495
Receivable from joint venture                                                           -                       8,438
Other assets                                                                       15,899                      11,332
                                                                                ---------                   ---------
Total assets                                                                    $ 890,447                   $ 730,387
                                                                                =========                   =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued liabilities                                        $   1,211                   $   1,653
Common dividend payable                                                             9,827                       8,162
Preferred dividend payable                                                          1,366                       1,366
Unearned rents                                                                        377                       4,036
Long-term debt                                                                    439,152                     346,617
                                                                                ---------                   ---------
Total liabilities                                                                 451,933                     361,834

Commitments and contingencies                                                           -                           -
Minority interest in consolidated subsidiary                                       15,375                      15,375

Shareholders' equity:
  Common Shares, $.01 par value; 50,000,000 shares authorized;
    20,124,833 and 17,655,822 shares issued at September 30, 2003
    and December 31, 2002, respectively                                               201                         177
  Preferred Shares, $.01 par value; 5,000,000 shares authorized;
    2,300,000 shares issued at September 30, 2003
    and December 31, 2002                                                              23                          23
  Additional paid-in-capital                                                      454,030                     379,447
  Treasury shares at cost: 472,200 common shares at September 30,
  2003 and December 31, 2002                                                       (6,533)                     (6,533)
  Loans to shareholders                                                            (3,525)                     (3,525)
  Non-vested shares                                                                (1,856)                     (1,276)
  Distributions in excess of net income                                           (19,201)                    (15,135)
                                                                                ---------                   ---------
Shareholders' equity                                                              423,139                     353,178
                                                                                ---------                   ---------
Total liabilities and shareholders' equity                                      $ 890,447                   $ 730,387
                                                                                =========                   =========

                         ENTERTAINMENT PROPERTIES TRUST
                        Consolidated Statements of Income
                                   (Unaudited)
                  (Dollars in thousands except per share data)



                                              Three Months Ended September 30,             Nine Months Ended September 30,
                                                     2003         2002                           2003        2002
                                                   --------    --------                        --------    --------

Rental revenue                                     $ 22,406    $ 18,797                        $ 64,808    $ 51,582
Other income                                            608           -                           1,195           -
                                                   --------    --------                        --------    --------
Total revenue                                        23,014      18,797                          66,003      51,582

Property operating expense                              220          25                             398         171
General and administrative expense, excluding
amortization of non-vested shares below                 929         589                           2,935       1,679
Interest expense, net                                 7,653       6,278                          22,363      17,895
Depreciation and amortization                         4,085       3,410                          11,631       9,256
Amortization of non-vested shares                       232         248                             694         548
                                                   --------    --------                        --------    --------

Income before minority interest, gain on sale of
real estate and income from joint venture             9,895       8,247                          27,982      22,033

Gain on sale of real estate                               -         202                               -         202
Equity in income from joint venture                     111         339                             299       1,100
Minority interest                                      (375)       (375)                         (1,125)       (820)
                                                   --------    --------                        --------    --------


Net income                                         $  9,631    $  8,413                        $ 27,156    $ 22,515

Preferred dividend requirements                      (1,366)     (1,366)                         (4,097)     (1,860)
                                                   --------    --------                        --------    --------
Net income available to common shareholders        $  8,265    $  7,047                        $ 23,059    $ 20,655
                                                   ========    ========                        ========    ========


Net income per common share
   Basic                                           $   0.48    $   0.41                        $   1.34    $   1.24
   Diluted                                         $   0.46    $   0.41                        $   1.31    $   1.22

Shares used for computation (in thousands):
   Basic                                             17,353      17,035                          17,189      16,675
   Diluted                                           18,641      18,183                          18,456      17,589

Dividends per common share                         $   0.50    $  0.475                        $   1.50    $  1.425
                                                   ========    ========                        ========    ========


                         ENTERTAINMENT PROPERTIES TRUST
                      Consolidated Statements of Cash Flows
                           (Unaudited - in thousands)


                                                                                Nine Months Ended September 30,
                                                                                      2003         2002
                                                                                   ---------    ---------
          OPERATING ACTIVITIES
Net income                                                                         $  27,156    $  22,515
Adjustments to reconcile net income to net cash provided by operating activities
   Minority interest in net income                                                     1,125          820
   Gain on sale of land held for development                                               -         (202)
   Equity in income from joint venture                                                  (299)      (1,100)
   Depreciation and amortization                                                      11,631        9,256
   Non-cash compensation expense                                                         713          548
   Common shares issued to management and trustees                                        63           54
   (Increase) decrease in other assets                                                 2,714         (647)
   Decrease in receivable from joint venture                                           8,438            -
   Decrease in accounts payable and accrued liabilities                                 (441)        (279)
   Decrease in unearned rents                                                         (3,659)      (1,819)
                                                                                   ---------    ---------
Net cash provided by operating activities                                             47,441       29,146
                                                                                   ---------    ---------

INVESTING ACTIVITIES
Acquisition of rental properties                                                     (68,709)    (131,489)
Acquisition of development properties                                                 (8,589)           -
Proceeds from sale of land                                                                 -        3,533
Distributions from joint venture                                                         362        1,347
Proceeds from sale of equity interest in joint venture                                     -        2,186
Development and capitalized costs                                                       (970)      (1,270)
                                                                                   ---------    ---------
Net cash used in investing activities                                                (77,906)    (125,693)
                                                                                   ---------    ---------


FINANCING ACTIVITIES
Proceeds from long-term debt facilities                                              190,200       22,000
Principal payments on long-term debt                                                 (97,665)      (3,819)
Deferred financing fees paid                                                          (7,414)      (1,629)
Proceeds from issuance of common shares, net of costs                                 73,220       43,069
Proceeds from issuance of preferred shares, net of costs                                   -       55,435
Distribution to minority interest                                                     (1,125)        (445)
Distribution to shareholders                                                         (29,528)     (23,434)
                                                                                   ---------    ---------
Net cash provided by financing activities                                            127,688       91,177
                                                                                   ---------    ---------

Net increase (decrease) in cash and cash equivalents                                  97,223       (5,370)
Cash and cash equivalents at beginning of period                                      10,091       24,590
                                                                                   ---------    ---------
Cash and cash equivalents at end of period                                         $ 107,314    $  19,220
                                                                                   =========    =========

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITY
Declaration of dividend to common shareholders                                     $   9,827    $   8,160
Declaration of dividend to preferred shareholders                                  $   1,366    $   1,366
Transfer of land held for development to rental property                           $   5,509    $       -
Minority interest issued in exchange for rental property                           $       -    $  15,000
Sale of equity interest in joint venture                                           $       -    $     411
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during nine-month period for interest                                    $  21,178    $  17,383
Issuance of non-vested stock grants to management                                  $   1,304    $   1,219


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION

Entertainment Properties Trust (the Company) is a Maryland real estate investment trust (REIT) organized on August 29, 1997. The Company was formed to acquire and develop entertainment properties including megaplex theatres and entertainment-themed retail centers.

2. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

CONCENTRATION OF RISK

American Multi-Cinema, Inc. (AMC) is the lessee of a substantial portion (68%) of the megaplex theatre rental properties held by the Company at September 30, 2003 as a result of a series of sale leaseback transactions pertaining to a number of AMC megaplex theatres. A substantial portion of the Company's revenues (approximately 72%) result from rental payments by AMC under the leases, or its parent, AMC Entertainment, Inc. (AMCE), as the guarantor of AMC's obligations under the leases. AMC Entertainment, Inc. is a publicly held company (AMEX:AEN) and accordingly, their financial information is publicly available.

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

Share Options
The Company has historically measured share-based compensation expense using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. Under APB 25, because the exercise price of the Company's employee share options equals the market price of the underlying shares at the date of grant, no compensation expense is recognized for stock options. As allowed by SFAS No. 148, we elected to apply the recognition provisions of SFAS No. 123 to all employee awards granted, modified, or settled after January 1, 2003. If the Company had measured compensation cost for the stock awards granted prior to January 1, 2003 to our trustees and employees under the fair value based method prescribed by SFAS No. 123, net income would have been changed to the pro forma amounts set forth below. For the purposes of pro forma disclosures, the estimated fair value of the options are amortized to expense over the options' vesting periods.



                                                                      Three Months Ended             Nine Months Ended
                                                                         September 30,                 September 30,
                                                                     2003             2002          2003           2002
                                                                    ------            ------       -------        -------
Net income available to common shareholders:
   As reported                                                      $8,265            $7,047       $23,059        $20,655
      Pro forma                                                     $8,233            $7,004       $22,963        $20,525

Basic earnings per share:
   As reported                                                      $ 0.48            $ 0.41       $  1.34        $  1.24
   Pro forma                                                        $ 0.47            $ 0.41       $  1.34        $  1.23

Diluted earnings per share:
   As reported                                                      $ 0.46            $ 0.41       $  1.31        $  1.22
   Pro forma                                                        $ 0.46            $ 0.41       $  1.31        $  1.21


Restricted Shares
During the first quarter of 2003, the Company issued 29,579 restricted common shares as bonus compensation to executives and other employees of the Company. During the first quarter of 2003, the Company also issued 24,027 restricted common shares to executives under a long-term compensation plan. Based upon the market price of the Company's common shares on the grant dates, approximately $1.3 million was recognized as non-vested shares issued in the first quarter of 2003.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior quarter amounts to conform to the current quarter presentation.

3. COMMON SHARE OFFERING

On September 23, 2003, the Company completed the sale of 2,352,000 common shares to RBC Capital Markets at a net price after underwriting discount of $30.70 per share, for total net proceeds, after offering expenses, of $72.2 million. The Company expects to use the proceeds from the offering for general corporate purposes, including the acquisition of properties.

4. EARNINGS PER SHARE

The following table summarizes the Company's common shares used for computation of basic and diluted earnings per share (in thousands):




                                                                Three months                              Nine months
                                                           ended September 30, 2003                 ended September 30, 2003
                                                     Income         Shares      Per Share     Income         Shares       Per Share
                                                   (numerator)  (denominator)     Amount    (numerator)   (denominator)    Amount
                                                   -----------  -------------     ------    -----------   -------------    ------
Basic earnings:
 Income available to common shareholders           $     8,265         17,353   $   0.48      $  23,059          17,189   $   1.34

Effect of dilutive securities:
     Stock options                                           -            307      (0.01)             -             286      (0.02)
     Contingent shares from conversion of
          minority interest                                375            857          -          1,125             857          -

 Non-vested common share grants                              -            124      (0.01)             -             124      (0.01)
                                                   -----------  -------------   --------      ---------   -------------   --------
Diluted earnings                                   $     8,640         18,641   $   0.46      $  24,184         18,456    $   1.31
                                                   ===========  =============   ========      =========   ============    ========




                                                                Three months                              Nine months
                                                          ended September 30, 2002                 ended September 30, 2002
                                                     Income         Shares      Per Share     Income         Shares       Per Share
                                                   (numerator)  (denominator)     Amount    (numerator)   (denominator)    Amount
                                                   -----------  -------------     ------    -----------   -------------    ------
Basic earnings:
 Income available to common shareholders           $     7,047         17,035   $   0.41      $  20,655          16,675   $   1.24

Effect of dilutive securities:
     Stock options                                           -            161          -              -             157      (0.01)

     Contingent shares from conversion of
          minority interest                                375            857          -            820             627          -

 Non-vested common share grants                              -            130          -              -             130      (0.01)
                                                   -----------  -------------   --------      ---------   -------------   --------
Diluted earnings                                   $     7,422         18,183   $   0.41      $  21,475         17,589    $   1.22
                                                   ===========  =============   ========      =========   ============    ========



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this quarterly report on Form 10-Q. The forward-looking statements included in this discussion and elsewhere in this Form 10-Q involve risks and uncertainties, including anticipated financial performance, business prospects, industry trends, shareholder returns, performance of leases by tenants and other matters, which reflect management's best judgment based on factors currently known. Actual results and experience could differ materially from the anticipated results and other expectations expressed in the Company's forward-looking statements as a result of a number of factors including but not limited to those discussed in this Item and in Item I "Business -- Risk Factors", in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and in "Risk Factors" in the Company's prospectus filed under Rule 424(b) of the SEC on September 19, 2003, incorporated by reference herein.

OVERVIEW

Our primary business strategy is to purchase real estate (land, buildings and other improvements) leased to operators of destination based entertainment and entertainment related properties under long-term, triple-net leases. As of September 30, 2003, we had invested approximately $818 million (before accumulated depreciation) in 41 megaplex theatre properties, 31 restaurant /retail properties and one recreational waterpark located in 17 states.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

Total revenue was $23.0 million for the three months ended September 30, 2003 compared to $18.8 million for the three months ended September 30, 2002. The $4.2 million increase resulted primarily from rental income associated with the property acquisitions completed in 2002 and 2003 ($3.2 million), base rent increases and percentage rents on existing properties ($0.4 million). In addition, other income increased $608 thousand due to a payment related to our Van's Skate Park lease at the retail property in Westminster, Colorado which was closed and vacated during the third quarter ($439 thousand), and income received from claims we filed in the Loews Cineplex bankruptcy proceedings ($169 thousand).

Our property operating expenses totaled $220 thousand for the three months ended September 30, 2003 compared to $25 thousand for the three months ended September 30, 2002. These expenses arise from our non-triple net retail property operations in Detroit, Michigan; Greenville, South Carolina; and Westminster, Colorado.

Our general and administrative expenses totaled $0.9 million for the three months ended September 30, 2003 compared to $0.6 million for the same period in 2002. The increase in operating expenses is due primarily to:

     o Increases in insurance expense, including premiums for both Director and Officer insurance and property and casualty insurance compared to the same quarter in 2002 due to an overall increase in premiums in the insurance market.

     o An increase in fees paid for professional services, primarily for legal fees related to compliance with the Sarbanes

        Oxley Act.

     o An increase in payroll and related expenses attributable to increases in base compensation, bonus awards, payroll taxes related to the vesting of stock grants and stock bonuses, and the addition of two employees.

     o  Increased costs associated with our Board of Trustees meetings.

     o  Increases in franchise and other miscellaneous taxes paid.

Our net interest expense increased by $1.4 million to $7.7 million for the three months ended September 30, 2003 from $6.3 million for the three months ended September 30, 2002. The increase in net interest expense primarily resulted from increases in long-term debt used to finance real estate acquisitions.

Depreciation and amortization expenses, including amortization of non-vested shares, totaled $4.3 million for the three months ended September 30, 2003 compared to $3.7 million for the same period in 2002. The $0.6 million increase resulted from the property acquisitions completed in 2002 and 2003 and the 2003 grants of restricted shares.

Income from joint venture totaled $111 thousand for the three months ended September 30, 2003 compared to $339 thousand for the same period in 2002. The decrease was due to the Company's lower ownership interest in the Atlantic-EPR I joint venture (20% ownership in the current quarter compared to 74.3% interest in the prior year).

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

Total revenue was $66.0 million for the nine months ended September 30, 2003 compared to $51.6 million for the nine months ended September 30, 2002. The $14.4 million increase resulted primarily from the property acquisitions completed in 2002 and 2003 and from base rent increases and percentage rents on existing properties ($13.6 million) and from increases in other income ($1.2 million) including payments received from claims filed in the Loews Cineplex bankruptcy proceedings and from a payment related to Van's skate park lease which was closed and vacated during the third quarter at our Westminster, Colorado retail and entertainment center.

Our property operating expenses totaled $398 thousand for the nine months ended September 30, 2003 compared to $171 thousand for the nine months ended September 30, 2002. These expenses arise from our non-triple net retail property operations in Detroit, Michigan; Greenville, South Carolina; and Westminster, Colorado.

General and administrative expenses totaled $2.9 million for the nine months ended September 30, 2003 compared to $1.7 million for the same period in 2002. The increase in operating expenses is due primarily to:

     o Increases in insurance expense, including premiums for both Director and Officer insurance and property and casualty insurance due to an overall increase in premiums in the insurance market.

     o An increase in payroll and related expenses attributable to increases in base compensation, bonus awards, payroll taxes related to the vesting of stock grants and stock bonuses, and the addition of two employees.

     o An increase in fees paid for professional services, primarily for legal fees related to compliance with the Sarbanes Oxley Act.

     o  Increased costs associated with our Board of Trustees meetings.

     o  Increases in franchise and other miscellaneous taxes paid.

Net interest expense increased to $22.4 million for the nine months ended September 30, 2003 from $17.9 million for the nine months ended September 30, 2002. The $4.5 million increase in net interest expense resulted primarily from increases in long-term debt used to finance real estate acquisitions.

Our depreciation and amortization expenses, including amortization of non-vested shares, totaled $12.3 million for the nine months ended September 30, 2003 compared to $9.8 million for the same period in 2002. The $2.5 million increase resulted primarily from the property acquisitions completed in 2002 and 2003 and 2003 grants of restricted shares.

Income from joint venture totaled $299 thousand for the nine months ended September 30, 2003 compared to $1.1 million for the same period in 2002. The decrease was due to the Company's lower ownership interest in the Atlantic-EPR I joint venture (20% ownership in the current period compared to 80.4% interest in the prior year).

For the nine months ended September 30, 2003 minority interest in net income was $1.1 million as compared to $820 thousand in the prior year period. The increase is due to the impact of ownership of the related properties for a full nine months in the current period compared to a partial period in 2002.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $107.3 million at September 30, 2003. In addition, the Company had restricted cash of $6.5 million available for debt service in connection with the $120.5 million mortgage debt due in February 2006.

We received approximately $72 million in proceeds from a common share offering in September 2003. Also during the quarter, we received approximately $15 million from a mortgage loan on one of our properties. We expect to use substantially all of those proceeds to fund planned acquisitions and for general corporate purposes.

Mortgage Debt and Credit Facilities

As of September 30, 2003, we had total debt outstanding of $439.2 million. All of our debt is mortgage debt secured by a substantial portion of our rental properties. Of this debt, $20 million was variable rate debt and $419.2 million was fixed rate debt. The $439.2 million aggregate principal amount of indebtedness had a weighted average interest rate of approximately 6.6% as of September 30, 2003.

At September 30, 2003, we had no debt outstanding under our $50 million Fleet Bank credit facility. The Fleet Bank credit facility is a secured facility and at September 30, 2003, there were no real estate properties pledged to that facility and therefore, none of the $50 million was available to draw. As we acquire additional properties that qualify as collateral under that credit facility, we expect to use proceeds from the facility for additional acquisitions of rental property and general corporate purposes. The credit facility has two years remaining and carries interest at LIBOR plus 300 basis points.

As of September 30, 2003, we had $20 million of debt outstanding under our iSTAR $75 million credit facility. As we acquire additional properties that qualify as collateral, we expect to use proceeds from the facility for additional acquisitions of rental property and general corporate purposes. The credit facility has three years remaining and carries interest at LIBOR plus 400 basis points.

Liquidity Requirements

Short-term liquidity requirements consist primarily of normal recurring corporate operating expenses, debt service requirements and distributions to shareholders. At September 30, 2003, we had no unfunded acquisition or development commitments. We anticipate that our cash on hand and cash from operations will provide adequate liquidity to fund the operations of the Company, make interest and principal payments on our debt, and allow distributions to the Company's shareholders and avoidance of corporate level federal income or excise tax in accordance with Internal Revenue Code requirements for qualification as a REIT.

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

The following tables summarize the Company's FFO for the three and nine month periods ended September 30, 2003 and September 30, 2002 (in thousands):


                                                          Three months           Nine months
                                                      ended September 30,    ended September 30,
                                                       2003        2002        2003      2002
                                                     --------   --------    --------   --------
Net income available to common shareholders          $  8,265   $  7,047    $ 23,059   $ 20,655
Less: Gain on sale of real estate                           -       (202)          -       (202)
Add: Real estate depreciation                           4,042      3,365      11,496      9,152
Add: Allocated share of joint venture depreciation         34        119         101        387
                                                     --------   --------    --------   --------
  Basic Funds From Operations                          12,341     10,329      34,656     29,992
                                                     --------   --------    --------   --------

Add: minority interest in net income                      375        375       1,125        820
                                                     --------   --------    --------   --------
  Diluted Funds From Operations                      $ 12,716   $ 10,704    $ 35,781   $ 30,812
                                                     ========   ========    ========   ========

FFO per common share:
Basic                                                $   0.71   $   0.61    $   2.02   $   1.80
Diluted                                              $   0.68   $   0.59    $   1.94   $   1.75

Shares used for computation (in thousands):
Basic                                                  17,353     17,035      17,189     16,675
Diluted                                                18,641     18,183      18,456     17,589


NEW ACCOUNTING PRONOUNCEMENTS

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. As allowed by SFAS No. 148, we elected to apply the recognition provisions of SFAS No. 123 to all employee awards granted, modified, or settled after January 1, 2003. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company adopted SFAS No. 148 effective January 1, 2003, as required, without material effect on the Company's financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS No. 150). SFAS 150 establishes standards for how an issuer classifies and measures three classes of freestanding financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 effective July 1, 2003, without a material impact on its financial position and results of operations.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" (FIN 46). FIN 46 addresses the consolidation of entities whose equity holders have either (a) not provided sufficient equity at risk to allow the entity to finance its own activities or (b) do not possess certain characteristics of a controlling financial interest. FIN 46 requires the consolidation of these entities, known as variable interest entities ("VIEs"), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIE's activities, entitled to receive a majority of the VIE's residual returns, or both. For variable interests in a VIE created before February 1, 2003, the FASB has recently delayed the implementation date to the first interim date or annual period ending after December 15, 2003. The Company is currently evaluating the impact of FIN 46 on its financial condition and results of operations.

FORWARD LOOKING INFORMATION
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

WITH THE EXCEPTION OF HISTORICAL INFORMATION, THIS REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS AS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND IDENTIFIED BY SUCH WORDS AS "WILL BE," "INTEND," "CONTINUE," "BELIEVE," "MAY," "EXPECT," "HOPE," "ANTICIPATE," "GOAL," "FORECAST," OR OTHER COMPARABLE TERMS. THE COMPANY'S ACTUAL FINANCIAL CONDITION, RESULTS OF OPERATIONS OR BUSINESS MAY VARY MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD LOOKING STATEMENTS AND INVOLVE VARIOUS RISKS AND UNCERTAINTIES, INCLUDING BUT NOT LIMITED TO THOSE DISCUSSED UNDER "RISK FACTORS" IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002 AND ITS PROSPECTUS FILED UNDER RULE 424(b) OF THE SEC ON SEPTEMBER 19, 2003. INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY FORWARD-LOOKING STATEMENTS.

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

ITEM 4. CONTROLS AND PROCEDURES

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") and Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2003, the end of the period covered by this report. Based on that review and evaluation, the CEO and CFO have concluded that the Company's current disclosure controls and procedures, as designed and implemented, were effective. There have been no significant changes in the Company's internal controls subsequent to the date of their evaluation. There were no significant material weaknesses identified in the course of such review and evaluation and, therefore, no corrective measures were taken by the Company in the Company's internal control over financial reporting.

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

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   A. Exhibits.

         31       Certifications pursuant to Section 302 of the Sarbanes-
                  Oxley Act

         32 Certifications furnished pursuant to Section 906 of the Sarbanes-Oxley Act.

   B.    Reports on Form 8-K.

         Form 8-K filed July 24, 2003 in connection with the release of the Company's earnings for the quarter ended June 30, 2003.

         Form 8-K filed September 19, 2003 in order to file as an exhibit the Underwriting Agreement with RBC Dain Rauscher, Inc. entered into by the Company in connection with the public offering of the Company's common shares which closed on September 23, 2003.


SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              ENTERTAINMENT PROPERTIES TRUST

Dated:  October 24, 2003                  By /s/ David M. Brain
                                             ------------------------
                                             David M. Brain, President -
                                             Chief Executive Officer and Trustee

Dated:  October 24, 2003                  By /s/ Fred L. Kennon
                                             ------------------------
                                             Fred L. Kennon, Vice President -
                                             Chief Financial Officer