Form 10-K
period 2003-12-31
ENTERTAINMENT PROPERTIES TRUST
filed 2004-03-05
CIK 1045450

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2003

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

THE AGGREGATE MARKET VALUE OF THE COMMON SHARES OF BENEFICIAL INTEREST ("COMMON SHARES") OF THE REGISTRANT HELD BY NON-AFFILIATES ON FEBRUARY 13, 2004, WAS $718,627,679 (BASED ON THE CLOSING SALES PRICE PER COMMON SHARE ON THE NEW YORK STOCK EXCHANGE ON FEBRUARY 13, 2004 OF $36.55). AT FEBRUARY 13, 2004, THERE WERE 19,661,496 COMMON SHARES OUTSTANDING.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2004 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A are incorporated by reference in Part III of this Form 10-K.

                                     PART I

ITEM 1. BUSINESS

Investors should review the Risk Factors commencing on page 4 of this Report for a discussion of risks that may impact our financial condition, business or share price.

GENERAL

Entertainment Properties Trust ("we," "us," "EPR" or the "Company") was formed on August 22, 1997 as a Maryland real estate investment trust ("REIT") to capitalize on the opportunities created by the development of destination entertainment and entertainment-related properties, including megaplex movie theatre complexes. We completed an initial public offering of our common shares of beneficial interest ("Common Shares") on November 18, 1997. We are the first publicly-traded REIT formed exclusively to invest in entertainment-related properties.

We are a self-administered REIT. As of December 31, 2003, our real estate portfolio was comprised primarily of 45 megaplex theatre properties located in eighteen states, two entertainment retail centers ("ERCs") located in Westminster, Colorado, and New Rochelle, New York, and land parcels leased to restaurant and retail operators adjacent to several of our theatre properties. Our theatre properties are leased to leading theatre operators, including American Multi-Cinema, Inc. ("AMC"), a subsidiary of AMC Entertainment, Inc. ("AMCE"), Muvico Entertainment, LLC ("Muvico"), Regal Cinemas, Inc. ("Regal"), Consolidated Theatres ("Consolidated"), Loews Cineplex Entertainment ("Loews"), Rave Motion Pictures ("Rave"), AmStar Cinemas, LLC ("AmStar") , Wallace Theatres ("Wallace") and Crown Theatres ("Crown"). Approximately 62% of the Company's megaplex theatre properties are leased to AMC.

For a discussion of material property acquisitions during the three months ended December 31, 2003, see Item 7 - "Management's Discussion and Analysis - Recent Developments" and our current report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2003, as amended by Form 8-K/A filed January 12, 2004 incorporated by reference herein.

We aggregate the financial information of all our properties into one reportable segment because the properties all have similar economic characteristics and provide similar services to similar types and classes of customers.

We believe entertainment is an important sector of the retail real estate industry and that, as a result of our focus on properties in this sector and the industry relationships of our management, we have a competitive advantage in providing capital to operators of these types of properties. Our principal business strategy is to be the nation's leading entertainment real estate company by continuing to acquire high-quality properties leased to entertainment and entertainment-related business operators, generally under long-term triple-net leases that require the tenant to pay substantially all expenses associated with the operation and maintenance of the property.

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

We expect the development of megaplex theatres to continue in the United States and abroad for the foreseeable future. With the development of the stadium style megaplex theatre as the preeminent store format for cinema exhibition, the older generation of smaller flat-floor theatres has generally experienced a significant downturn in attendance and performance. As a result of the significant capital commitment involved in building these new properties and the experience and industry relationships of our management, we believe we will continue to have opportunities to provide capital to businesses that seek to develop and operate these properties but would prefer to lease rather than own the properties. We believe our ability to finance these properties will enable us to continue to grow and diversify our asset base. See Item 7 - "Management's Discussion and Analysis" for a discussion of capital requirements necessary for the Company's continued growth.

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

GROWTH STRATEGIES

FUTURE PROPERTIES

We intend to pursue acquisitions of high-quality entertainment related properties from operators with a strong market presence. As a part of our growth strategy, we will consider entering into additional joint ventures with other developers or investors in real estate, developing additional megaplex theatre properties and developing or acquiring entertainment retail centers ("ERCs") and single-tenant, out-of-home, location-based entertainment and entertainment-related properties.

OPERATING STRATEGIES

LEASE RISK MINIMIZATION

To avoid initial lease-up risks and produce a predictable income stream, we typically acquire single-tenant properties that are leased under long-term leases. We believe our willingness to make long-term investments in properties offers our tenants financial flexibility and allows tenants to allocate capital to their core businesses. Although we will continue to emphasize single-tenant properties, we have acquired and may continue to acquire multi-tenant properties we believe add value to our shareholders.

LEASE STRUCTURE

We typically structure leases on a triple-net basis under which the tenants bear the principal portion of the financial and operational responsibility for the properties. During each lease term and any renewal periods, the leases typically provide for periodic increases in rent and/or percentage rent based upon a percentage of the tenant's gross sales over a pre-determined level. In our multi-tenant property leases and some of our theatre leases, we require the tenant to pay a common area maintenance (CAM) charge to defray its pro rata share of insurance, taxes and maintenance costs.

TENANT RELATIONSHIPS

We intend to continue developing and maintaining long-term working relationships with theatre, restaurant, retail and other entertainment-related business operators and developers by providing capital for multiple properties on a national or regional basis, thereby enhancing efficiency and value to those operators and to the Company.

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

CAPITALIZATION STRATEGIES

USE OF LEVERAGE; DEBT TO TOTAL CAPITALIZATION

We seek to enhance shareholder return through the use of leverage (see "Risk Factors - "There is risk in using debt to fund property acquisitions" and "We must obtain new financing in order to grow"). In addition, we have issued and may in the future seek to issue additional equity as circumstances warrant and opportunities to do so become available. We expect to maintain a debt to total capitalization ratio (i.e., total debt of the Company as a percentage of shareholder equity plus total debt) of approximately 50% to 55%.

JOINT VENTURES

We will examine and pursue potential additional joint venture opportunities with institutional investors or developers if they are considered to add value to our shareholders. We may employ higher leverage in joint ventures (See "Risk Factors
- Joint ventures may limit flexibility with jointly owned investments").

PAYMENT OF REGULAR DISTRIBUTIONS

We have paid and expect to continue paying quarterly dividend distributions to our Common and Preferred shareholders. Our Preferred Shares have a dividend rate of 9.5%. Among the factors the Board of Trustees considers in setting the Common Share distribution rate are the applicable REIT rules and regulations that apply to distributions, the Company's results of operations, including FFO per Share, and the Company's Cash Available for Distribution (defined as net cash flow available for distribution after payment of operating expenses, debt service, and other obligations). We expect to periodically increase distributions as FFO and Cash Available for Distribution increase and as other considerations and factors warrant. See "Risk Factors - We cannot assure you we will continue paying dividends at historical rates".

COMPETITION

We compete for real estate financing opportunities with other companies that invest in real estate, as well as traditional financial sources such as banks and insurance companies. While we were the first publicly traded REIT formed to specialize in entertainment-themed properties, other REITs have sought and may continue to seek to finance entertainment properties as new megaplex theatres, ERCs and related restaurant and retail properties are developed or become available for acquisition.

EMPLOYEES

As of December 31, 2003, the Company had nine full time employees.

WEBSITE ACCESS TO EXCHANGE ACT REPORTS AND OTHER DOCUMENTS

Our internet website address is www.eprkc.com. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to the SEC. You may also view our Code of Business Conduct and Ethics, Corporate Governance Guidelines and the charters of our audit, nominating and compensation committees on our website.

RISK FACTORS

There are many risks and uncertainties that can affect our future business, financial performance or share price. Some of these are beyond our control. Here is a brief description of some of the important factors which could cause our future business, operating results, financial condition or share price to be materially different than our expectations. This discussion includes a number of forward-looking statements. You should refer to the description of the qualifications and limitations on forward-looking statements on page 22 of this report.

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

The development of megaplex movie theatres has rendered many older multiplex theatres obsolete. To the extent our tenants own a substantial number of multiplexes, they have been, or may in the future be, required to take significant charges against earnings resulting from the impairment of these assets. Megaplex theatre operators have also been and could in the future be adversely affected by any overbuilding of megaplex theatres in their markets and the cost of financing, building and leasing megaplex theatres. Two of our tenants, Edwards Theatre Circuit, Inc., (now part of the Regal Entertainment Group), which operates two of our theatre properties, and Loews Cineplex Entertainment, which operates two of our theatres, have filed for, and emerged from, bankruptcy reorganization. The Company did not incur any significant expenses or loss of revenue as a result of those bankruptcy reorganizations.

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

The success of "out-of-home" entertainment venues such as megaplex theatres and entertainment retail centers also depends on general economic conditions and the willingness of consumers to spend time and money on out-of-home entertainment.

A SINGLE TENANT REPRESENTS A SUBSTANTIAL PORTION OF OUR LEASE REVENUES

Approximately 62% of our megaplex theatre properties are leased to AMC, one of the nation's largest movie exhibition companies. AMCE has guaranteed AMC's performance under the leases. We have diversified and expect to continue to diversify our real estate portfolio by entering into lease transactions with a number of other leading theatre operators. Nevertheless, our revenues and our continuing ability to pay shareholder dividends are currently substantially dependent on AMC's performance under its leases and AMCE's performance under its guaranty.

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

As of December 31, 2003, we had approximately $98.1 million outstanding under a single secured mortgage loan agreement that contains a "hyper-amortization" feature, in which the principal payment schedule is rapidly accelerated, and our principal payments are substantially increased, if we fail to pay the balance on the anticipated prepayment date of July 11, 2008. We undertook this debt on the assumption that we can refinance the debt prior to these hyper-amortization payments becoming due. If we cannot obtain acceptable refinancing at the appropriate time, the hyper-amortization payments will require substantially all of the revenues from those properties securing the debt to be applied to the debt repayment, which would substantially reduce our Common Share dividend rate and could adversely affect our financial condition and liquidity.

WE MUST OBTAIN NEW FINANCING IN ORDER TO GROW

As a REIT, we are required to distribute at least 90% of our taxable net income to shareholders in the form of dividends. This means we are limited in our ability to use internal capital to acquire properties and must continually raise new capital in order to continue to grow and diversify our real estate portfolio. Our ability to raise new capital depends in part on factors beyond our control, including conditions in equity and credit markets, conditions in the cinema exhibition industry and the performance of real estate investment trusts generally. We continually consider and evaluate a variety of potential transactions to raise additional capital, but we cannot assure that attractive alternatives will always be available to us, nor that our share price will increase or remain at a level that will permit us to continue to raise equity capital privately or publicly.

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

OUR DEVELOPMENT FINANCING ARRANGEMENTS EXPOSE US TO FUNDING AND PURCHASE RISKS

Our ability to meet our construction financing obligations which we may enter into from time to time depends on our ability to obtain equity or debt financing in the required amounts. There is no assurance we can obtain this financing at rates which will lock-in a spread between our cost of capital and the rent payable under the leases to be entered into upon completion of construction. We will be obligated to purchase and lease-back the theatres that are subject to certain arrangements at predetermined rates. (See Item 7 - "Management's Discussion and Analysis - Liquidity and Capital Resources - Liquidity Requirements.")

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

JOINT VENTURES MAY LIMIT FLEXIBILITY WITH JOINTLY OWNED INVESTMENTS

We may continue to acquire or develop properties in joint ventures with third parties when those transactions appear desirable. We would not own the entire interest in any property acquired by a joint venture. If we have a dispute with a joint venture partner, we may feel it necessary or become obligated to acquire the partner's interest in the venture. However, we cannot assure you that the price we would have to pay or the timing of the acquisition would be favorable to us. If we own less than a 50% interest in any joint venture, or if the venture is jointly controlled, the assets and financial results of the joint venture may not be reportable by us on a consolidated basis. To the extent we owe commitments to, or are dependant on, any such "off-balance sheet" arrangements, or if those arrangements or their properties or leases are subject to material contingencies, our liquidity, financial condition and operating results could be adversely affected by those commitments or off-balance sheet arrangements.

OUR MULTI-TENANT PROPERTIES EXPOSE US TO ADDITIONAL RISKS

Our entertainment retail centers in Westminster, Colorado and New Rochelle, New York and similar properties we may seek to acquire or develop in the future involve risks not typically encountered in the purchase and lease-back of megaplex theatres which are operated by a single tenant. The ownership or development of multi-tenant retail centers could expose us to the risk that a sufficient number of suitable tenants may not be found to enable the center to operate profitably and provide a return to us. Retail centers are also subject to tenant turnover and fluctuations in occupancy rates, which could affect our operating results. Multi-tenant retail centers also expose us to the risk of potential "CAM slippage," which may occur when CAM fees paid by tenants are exceeded by the actual cost of taxes, insurance and maintenance at the property.

FAILURE TO COMPLY WITH THE AMERICANS WITH DISABILITIES ACT AND OTHER LAWS COULD RESULT IN SUBSTANTIAL COSTS

Our theatres must comply with the Americans with Disabilities Act (ADA). The ADA requires that public accommodations reasonably accommodate individuals with disabilities and that new construction or alterations be made to commercial facilities to conform to accessibility guidelines. Failure to comply with the ADA can result in injunctions, fines, damage awards to private parties and additional capital expenditures to remedy noncompliance. Our leases require the tenants to comply with the ADA.

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

     -   Limits on the ability of shareholders to remove trustees without cause

     - Requirements for advance notice of shareholder proposals at annual shareholder meetings

     - Provisions of Maryland law restricting business combinations and control share acquisitions not approved by the Board of Trustees

     - Provisions of Maryland law protecting corporations (and by extension REITs) against unsolicited takeovers by limiting the duties of the trustees in unsolicited takeover situations

     - Provisions in Maryland law providing that the trustees are not subject to any higher duty or greater scrutiny than that applied to any other director under Maryland law in transactions relating to the acquisition or potential acquisition of control

     - Provisions of Maryland law creating a statutory presumption that an act of the trustees satisfies the applicable standards of conduct for directors under Maryland law

     - Provisions in loan or joint venture agreements putting the Company in default upon a change in control

     - Provisions of employment agreements with our officers calling for share purchase loan forgiveness upon a hostile change in control

Any or all of these provisions could delay or prevent a change in control of the Company, even if the change was in our shareholders' interest or offered a greater return to our shareholders.

ITEM 2.  PROPERTIES

As of December 31, 2003, the Company's real estate portfolio consisted of 45 megaplex theatre properties and various restaurant, retail and other properties located in 18 states. Except as otherwise noted, all of the real estate investments listed below are owned or ground leased directly by the Company. The following table lists the Company's properties, their locations, acquisition dates, number of theatre screens, number of seats, gross square footage, and the tenant.

                                                           ACQUISITION                            BUILDING
           PROPERTY                      LOCATION              DATE       SCREENS     SEATS     (GROSS SQ. FT)       TENANT
-------------------------------    --------------------    -----------    -------    -------    --------------    ------------
Megaplex Theatre Properties:
  Grand 24(3)                      Dallas, TX                 11/97          24        5,067         98,175       AMC
  Mission Valley 20(1)(3)          San Diego, CA              11/97          20        4,361         84,352       AMC
  Promenade 16(3)                  Los Angeles, CA            11/97          16        2,860        129,822       AMC
  Ontario Mills 30(3)              Los Angeles, CA            11/97          30        5,469        131,534       AMC
  Lennox 24(1)(3)                  Columbus, OH               11/97          24        4,412         98,261       AMC
  West Olive 16(3)                 St. Louis, MO              11/97          16        2,817         60,418       AMC
  Studio 30(3)                     Houston, TX                11/97          30        6,032        136,154       AMC
  Huebner Oaks 24(3)               San Antonio, TX            11/97          24        4,400         96,004       AMC
  First Colony 24(1)(6)            Houston, TX                11/97          24        5,098        107,690       AMC
  Oakview 24(1)(6)(10)             Omaha, NE                  11/97          24        5,098        107,402       AMC
  Leawood Town Center 20(6)        Leawood, KS                2/98           20        2,995         75,224       AMC
  Gulf Pointe 30(2)(6)             Houston, TX                3/98           30        6,008        130,891       AMC
  South Barrington 30(6)           Chicago, IL                3/98           30        6,210        130,891       AMC
  Cantera 30(2)(5)                 Chicago, IL                4/98           30        6,210        130,757       AMC
  Mesquite 30(2)(6)                Dallas, TX                 6/98           30        6,008        130,891       AMC
  Hampton Town Center 24(6)        Norfolk, VA                8/98           24        5,098        107,396       AMC
  Raleigh Grand 16(4)              Raleigh, NC                8/98           16        2,596         51,450       Consolidated
  Pompano 18(4)                    Pompano Beach, FL          11/98          18        3,424         73,637       Muvico
  Paradise 24(6)                   Davie, FL                  12/98          24        4,180         96,497       Muvico
  Boise Stadium(1)(4)              Boise, ID                  12/98          21        4,734        140,300       Regal
  Aliso Veijo Stadium 20(6)        Los Angeles, CA            12/98          20        4,352         98,557       Regal
  Westminster 24(7)                Westminster, CO            6/99           24        4,812        107,000       AMC
  Woodridge 18(2)(10)              Woodridge, IL              6/99           18        4,384         84,206       Loews
  Tampa Starlight 20(10)           Tampa, FL                  1/00           20        3,928         84,000       Muvico
  Palm Promenade 24(10)            San Diego, CA              1/00           24        4,586         88,610       AMC
  Cary Crossroads 20(10)           Cary, NC                   3/02           20        3,936         77,475       Consolidated
  Elmwood Palace 20(10)            New Orleans, LA            3/02           20        4,357         90,391       AMC
  Hammond Palace 10(10)            New Orleans, LA            3/02           10        1,531         39,850       AMC
  Houma Palace 10(10)              New Orleans, LA            3/02           10        1,871         44,450       AMC
  Westbank Palace 16(10)           New Orleans, LA            3/02           16        3,176         71,607       AMC
  Clearview Palace 12(10)          New Orleans, LA            3/02           12        2,495         70,000       AMC
  Olathe Studio 30(10)             Olathe, KS                 6/02           30        5,731        113,108       AMC
  Forum 30(10)                     Sterling Heights, MI       6/02           30        5,041        107,712       AMC
  Cherrydale 16(10)                Greenville, SC             6/02           16        2,744         51,450       Consolidated
  Livonia 20(10)                   Detroit, MI                8/02           20        3,808         75,106       AMC
  Hoffman Town Centre 22(10)       Alexandria, VA             10/02          22        4,150        132,903       AMC
  Colonel Glenn 18(8)              Little Rock, AR            12/02          18        4,122         79,330       Rave
  AmStar Cinema 16(9)              Macon, GA                  3/03           16        2,950         55,000       AmStar
  Star Southfield 20(9)            Southfield, MI             5/03           20        7,000        110,000       Loews
  Southwind 12(9)                  Lawrence, KS               6/03           12        2,481         42,497       Wallace
  Veterans 24(11)                  Tampa, FL                  6/03           24        4,580         94,774       AMC
  New Roc City 18 and IMAX(12)     New Rochelle, NY           10/03          18        3,400        103,000       Regal
  Harbour View Grande 16(9)        Suffolk, VA                11/03          16        3,036         61,500       Consolidated
  Columbiana Grande 14(9)          Columbiana, SC             11/03          14        3,000         55,400       Consolidated
  The Grande 18(9)                 Hialeah, FL                12/03          18        4,900         77,400       Crown
                                                                            ---      -------      ---------
     Subtotal Megaplex
         Theatres                                                           943      189,448      4,133,072
                                                                            ---      -------      ---------

                                                             ACQUISITION                       BUILDING
                PROPERTY                      LOCATION           DATE     SCREENS   SEATS   (GROSS SQ. FT)          TENANT
----------------------------------------  -----------------  -----------  -------  -------  --------------  ----------------------
Retail, Restaurant and Other Properties:
  Pompano Kmart (8)                       Pompano Beach, FL     11/98        --         --       80,540     Kmart
  Pompano Restaurant (8)                  Pompano Beach, FL     11/98        --         --        5,600     Pompano Restaurant
  Westminster Promenade(8)                Westminster, CO       6/99         --         --      140,000     Multi-Tenant
  On-The-Border (8)                       Dallas, TX            1/99         --         --        6,580     Brinkers
  Bennigan's (8)                          Houston, TX           5/00         --         --        6,575     S & A
  Bennigan's (8)                          Dallas, TX            5/00         --         --        6,575     S & A
  Texas Land & Cattle (8)                 Houston, TX           5/00         --         --        6,600     Tx.C.C., Inc.
  Texas Roadhouse (8)                     Dallas, TX            1/99         --         --        6,000     TX Roadhouse
  Roadhouse Grill (8)                     Atlanta, GA           8/00         --         --        6,850     Roadhouse Grill
  Cherrydale Shops                        Greenville, SC        6/02         --         --       10,000     Multi-Tenant
  Johnny Carino's                         Dallas, TX            3/03         --         --        6,200     Kona Rest. Group, Inc.
  Star Southfield, Center(9)              Southfield, MI        5/03         --         --       45,200     Multi-Tenant
  Hawaiian Adventures Waterpark           Garland, TX           5/03         --         --           --     Horizon Amusement
  New Roc City(12)                        New Rochelle, NY      10/03        --         --      344,000     Multi-Tenant
  Harbour View Station(9)                 Suffolk, SC           11/03        --         --       21,855     Multi-Tenant
                                                                            ---    -------    ---------
     Subtotal                                                                --         --      692,575
                                                                            ---    -------    ---------
     Total                                                                  943    189,448    4,825,647
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

(3)  Property is included as security for a $105 million mortgage note payable.

(4)  Property is included as security for $20 million in mortgage notes payable.

(5)  Property is included in the Atlantic-EPR I joint venture.

(6) Property is included as security for $125 million in mortgage notes payable.

(7)  Property is included as security for a $17 million mortgage note payable.

(8)  Property is included as security for a $75 million secured credit facility.

(9) Property is included as security for a $50 million revolving credit facility.

(10) Property is included as security for a $155.5 million mortgage.

(11) Property is included as security for a $14.7 million mortgage.

(12) Property is included as security for a $66 million and $4 million credit facility.

OFFICE LOCATION. The Company's executive office is located in Kansas City, Missouri and is leased from a third party landlord. The office occupies approximately 10,960 square feet with annual rentals of $192,000. The lease expires in December, 2009.

TENANTS AND LEASES

The Company's existing leases on rental property (on a consolidated basis - excluding joint venture property) provide for aggregate annual rentals of approximately $100.4 million (not including periodic rent escalations or percentage rent). The megaplex theatre leases have an average remaining base term lease life of 13.2 years and may be extended for predetermined extension terms at the option of the tenant. The theatre leases are typically triple-net leases that require the tenant to pay substantially all expenses associated with the operation of the properties, including taxes, other governmental charges, insurance, utilities, service, maintenance and any ground lease payments.

PROPERTY ACQUISITIONS IN 2003

The following table lists the rental properties acquired or developed during 2003:

          PROPERTY                            LOCATION                                TENANT
----------------------------   ----------------------------------------   -------------------------------
Johnny Carino's                Dallas, TX                                 Kona Restaurants Group, Inc.
AmStar Cinema 16               Macon, GA                                  AmStar
Star Southfield Center         Southfield, MI                             Loews and Various Retail
Veterans 24                    Tampa, FL                                  AMC
Southwind 12                   Lawrence, KS                               Wallace
Hawaiian Adventure Waterpark   Dallas, TX                                 Horizon Amusement South
New Roc City                   New Rochelle, NY                           Regal and Various Retail
Harbour View Station           Suffolk, VA                                Consolidated and Various Retail
Columbiana Grande 14           Columbia, NC                               Consolidated
The Grande 18                  Hialeah, FL                                Crown Theatres

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

                               SHARE PRICE     DECLARED
                                   HIGH          LOW        DISTRIBUTION
                               -----------    ---------     ------------
2003:
  Fourth quarter               $     35.79      30.70          0.500
  Third quarter                      32.71      28.22          0.500
  Second quarter                     28.75      26.65          0.500
  First quarter                      27.30      23.20          0.500
2002:
  Fourth quarter               $     24.70      19.85          0.475
  Third quarter                      24.76      18.60          0.475
  Second quarter                     24.70      22.00          0.475
  First quarter                      22.65      18.90          0.475

The Company declared quarterly distributions to shareholders aggregating $2.00 per Common Share in 2003 and $1.90 per Common Share in 2002.

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

ITEM 6. SELECTED FINANCIAL DATA

                                                               YEAR ENDED DECEMBER 31,
                                            --------       ------       ------       ------       ------
                                              2003          2002         2001         2000         1999
                                            --------       ------       ------       ------       ------
Total revenue                               $ 91,160       71,610       54,667       53,287       48,319
Property operating expense                       698          201           --           --           --
General and administrative expense             3,859        2,293        2,507        1,850        2,179
Interest expense, net                         30,570       24,475       20,334       18,909       13,278
Depreciation and amortization expense         16,359       12,862       10,209       10,184        9,609
Amortization of restricted share grants          926        1,048          240          276          373
                                            --------       ------       ------       ------       ------
    Income before minority interest,
    income from joint venture and
    gain on sale of real estate               38,748       30,731       21,377       22,068       22,880

Gain on sale of real estate                       --          202           --           --           --
Minority interest                             (1,555)      (1,195)          --           --           --
Equity in income from joint ventures             401        1,421        2,203        2,104          333
Preferred dividend requirements               (5,463)      (3,225)          --           --           --
                                            --------       ------       ------       ------       ------
    Net income available to
    common shareholders                     $ 32,131       27,934       23,580       24,172       23,213
                                            ========       ======       ======       ======       ======

Net income per common share:
    Basic                                   $   1.81         1.66         1.60         1.63         1.60
    Diluted                                     1.77         1.64         1.60         1.63         1.60
Weighted average number of
 common shares outstanding:
      Basic                                   17,780       16,791       14,715       14,786       14,516
      Diluted                                 19,051       17,762       14,783       14,810       14,552

Cash dividends declared per
  common share                              $   2.00         1.90         1.80         1.76         1.68

                                                         DECEMBER 31,
                                  2003          2002         2001         2000         1999
                                --------      -------      -------      -------      -------
Net real estate investments     $900,096      692,922      530,280      472,795      478,706
Total assets                     965,918      730,387      583,351      513,534      516,291
Common dividends payable           9,829        8,162        6,659        6,479        6,273
Preferred dividends payable        1,366        1,366           --           --           --
Long-term debt                   506,555      346,617      314,766      244,547      238,737
Total liabilities                521,509      361,834      325,223      252,915      249,904
Minority interest                 21,630       15,375           --           --           --
Shareholders' equity             422,779      353,178      258,128      260,619      266,387

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

OVERVIEW

Our primary business strategy is to purchase real estate (land, buildings and other improvements) leased to operators of destination-based entertainment and entertainment-related properties under long-term, triple-net leases. As of December 31, 2003, we had invested approximately $936 million (before accumulated depreciation) in 45 megaplex theatre properties and various restaurant, retail and other properties located in 18 states. As of December 31, 2003, we had invested approximately $29.2 million in development land, for which we actively develop or pursue development projects that we feel would add value to the overall entertainment experience of theatre patrons.

Substantially all of our single-tenant properties are leased pursuant to long-term, triple-net leases, under which the tenants typically pay all operating expenses of a property, including, but not limited to, all real estate taxes, assessments and other governmental charges, insurance, utilities, repairs and maintenance. Tenants at our multi-tenant properties pay CAM charges to defray their pro rata portion of these costs.

Substantially all of our revenues are derived from rents received or accrued under long-term leases and interest earned from the temporary investment of funds in short-term investments.

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

Buildings                  40 years
Tenant improvements        Base term of
                           lease or useful
                           life, whichever
                           is shorter
Equipment                  3 to 7 years

Impairment of Real Estate Values

We are required to make subjective assessments as to whether there are impairments in the value of our rental properties. These estimates of impairment may have a direct impact on the Company's consolidated financial statements.

We apply the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We assess the carrying value of our rental properties whenever events or changes in circumstances indicate that the carrying amount of a property may not be recoverable. Certain factors that may occur and indicate that impairments may exist include, but are not limited to: underperformance relative to projected future operating results, tenant difficulties and significant adverse industry or market economic trends. No such indicators existed during 2003. If an indicator of possible impairment exists, a property is evaluated for impairment by a comparison of the carrying amount of the property to the estimated undiscounted future cash flows expected to be generated by the property. If the carrying amount of a property exceeds its estimated future cash flows on an undiscounted basis, an impairment charge is recognized by the amount by which the carrying amount of the property exceeds the fair value of the property. Management estimates fair value of its rental properties based on projected discounted cash flows using a discount rate determined by management to be commensurate with the risk inherent in the Company. Management did not record any impairment charges for 2003.

RECENT DEVELOPMENTS

During the three months ended December 31, 2003, we completed approximately $133 million of rental property acquisitions. Our purchase of 71.4% in New Roc Associates, LP closed on October 27, 2003. The partnership property is an entertainment retail center in New Rochelle, New York, called New Roc City. The remaining acquisitions during the last three months of 2003 were theatre properties in Suffolk, VA, Columbia, SC, and Hialeah, FL. Also, during the three months ended December 31, 2003, we completed approximately $8.6 million of development land acquisitions. This land is currently being used to develop megaplex theatres. We paid cash and assumed certain indebtedness to acquire the properties described above. The cash portions were primarily obtained from our common stock offering completed in September of 2003.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

Rental revenue was $90 million for the year ended December 31, 2003, as compared to $71.6 million for the year ended December 31, 2002. The $18.4 million increase resulted primarily from property acquisitions completed in 2002 and 2003, base rent increases and percentage rents on existing properties. In addition, other revenue increased by $1.2 million in 2003 due to a payment received related to the cancellation of the Van's Skate Park lease at the entertainment retail center in Westminster, Colorado, which was closed during the third quarter, and income received from claims we filed in the Loews Cineplex bankruptcy proceedings. Percentage rents of $1.9 million and $600 thousand were recognized in 2003 and 2002, respectively.

Our property operating expenses totaled $698 thousand for the year ended December 31, 2003, as compared to $201 thousand for the year ended December 31, 2002. These expenses arise from our non-triple net retail property operations in Southfield, Michigan; Greenville, South Carolina; Westminster, Colorado; Tampa, Florida; New Rochelle, New York; and Suffolk, Virginia.

Our general and administrative expenses were $3.9 million for the year ended December 31, 2003, as compared to $2.3 million for the year ended December 31, 2002. The increase is primarily due to the following:

              - Increases in insurance expense, including premiums for both Director and Officer insurance and property and casualty insurance compared to 2002 due to an overall increase in premiums in the insurance market.

              - An increase in fees paid for professional services, primarily for legal fees related to compliance with the Sarbanes Oxley Act.

              - An increase in payroll and related expenses attributable to increases in base compensation, bonus awards, payroll taxes related to the vesting of stock grants and stock bonuses, and the addition of two employees.

              - Increased costs associated with our Board of Trustees meetings and increases in trustee compensation.

              -   Increases in franchise and other miscellaneous taxes paid.

Our net interest expense increased by $6 million to $30.6 million for the year ended December 31, 2003 from $24.5 million for the year ended December 31, 2002. The increase in net interest expense primarily resulted from increases in long-term debt used to finance real estate acquisitions.

Depreciation and amortization expenses, totaled $16.4 million for the year ended December 31, 2003 compared to $12.9 million for the same period in 2002. The $3.5 million increase resulted from the property acquisitions completed in 2002 and 2003. Amortization of non-vested shares was $926 million and $1,048 million in 2003 and 2002, respectively.

Income from joint venture totaled $401 thousand for the year ended December 31, 2003 compared to $1.4 million for the same period in 2002. The decrease was due to the Company's lower ownership interest in the Atlantic-EPR I joint venture (20% ownership throughout 2003 compared to 76.9% weighted average interest in 2002).

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

Total revenue was $71.6 million for the year ended December 31, 2002, as compared to $54.7 million for the year ended December 31, 2001. The $16.9 million increase resulted from property acquisitions completed in 2002, property acquisitions completed during 2001, the acquisition and consolidation in December 2001 of the remaining third party interest in the Westcol joint venture, and from base rent increases and percentage rent payments on existing properties.

Our property operating expenses totaled $200 thousand for the year ended December 31, 2002. These expenses arise from the operations of Westcol Center, an entertainment and retail center in Westminster Colorado, in which the Company acquired sole ownership in December 2001 by buying the remaining interest in the Westcol joint venture. For the same period in 2001, we accounted for our partial interest in the Westcol joint venture under the equity method of accounting. Therefore, the Company did not recognize expenses related to the venture in 2001.

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

Income from joint venture totaled $1.4 million for the year ended December 31, 2002 compared to $2.2 million for the same period in 2001. The decrease was primarily attributed to the acquisition of the remaining third party interest in the Westcol joint venture in December 2001 which was consolidated for entire year in 2002. During 2001, through the date of acquisition, we accounted for our interest in the Westcol joint venture using the equity method of accounting, which represented $735,000 of the 2001 income from joint ventures. In December 2002, our partner in our remaining joint venture substantially increased its interest in that joint venture.

For the year ended December 31, 2002 minority interest in net income was $1.2 million, arising from the issuance of $15 million of common and preferred interests by EPT Gulf States, LLC, our consolidated subsidiary, as a result of the Gulf States theatres acquisition completed on March 15, 2002. In 2001, the Company had no minority interest outstanding.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $30.5 million at December 31, 2003. In addition, the Company had restricted cash of $6.5 million available for debt service in connection with the $116.5 million mortgage debt due in February 2006.

Mortgage Debt and Credit Facilities

As of December 31, 2003, we had total debt outstanding of $506.6 million. All of our debt was mortgage debt secured by substantially all of our rental properties. Of this debt, $86 million was variable rate debt and $420.6 million was fixed rate debt. All of our debt is described in footnote 5 in the "Notes to Consolidated Financial Statements" in this Form 10-K.

At December 31, 2003, we had no debt outstanding under our $50 million Fleet Bank credit facility. The Fleet Bank credit facility is a secured facility and at December 31, 2003, there were four theatre properties and two theatre and retail mix properties pledged to that facility. We expect to use proceeds from the facility for additional acquisitions of rental property and general corporate purposes. The credit facility matures in April 2005 and carries interest at LIBOR plus 300 basis points.

As of December 31, 2003, we had $20 million of debt outstanding under our iSTAR $75 million credit facility. The credit facility has three years remaining and carries interest at LIBOR plus 400 basis points. On September 23, 2003, the Company issued 2.4 million common shares in a registered public offering for net proceeds of $72.2 million. The proceeds were used to fund the acquisition of three megaplex theatres (including one with retail shops), one entertainment retail center, and three land parcels for theatre development in fourth quarter 2003.

Our principal investing activity is the purchase of rental property, which is generally financed with mortgage debt and the proceeds from equity offerings. Continued growth of our rental property portfolio will depend in part on our continued ability to access funds through additional borrowings and equity security offerings.

Liquidity Requirements

Short-term liquidity requirements consist primarily of normal recurring corporate operating expenses, debt service requirements and distributions to shareholders. Cash provided by operating activities was $51 million in 2003, $45.9 million in 2002 and $34.9 million in 2001. We anticipate that our cash on hand and cash provided by operating activities will provide adequate liquidity to conduct operations, fund administrative and operating costs and interest and principal payments on our debt, and allow distributions to the Company's shareholders so as to avoid corporate level federal income or excise tax in accordance with Internal Revenue Code requirements for qualification as a REIT.

Long-term liquidity requirements at December 31, 2003 consisted primarily of maturities of long-term debt. Contractual obligations as of December 31, 2003 are as follows (in thousands):

                                                             YEAR ENDED DECEMBER 31,
                                ---------------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS           2004        2005        2006        2007        2008      THEREAFTER     TOTAL
-----------------------------------------------------------------------------------------------------------------
Long Term Debt Obligations      $76,757      30,038     137,285       8,422       8,920       245,133     506,555
Operating Lease Obligations         192         198         203         209         214           220       1,236
                                -------      ------     -------       -----       -----       -------     -------
Total                           $76,949      30,236     137,488       8,631       9,134       245,353     507,791
                                =======      ======     =======       =====       =====       =======     =======

In February of 2004, the Company entered into an agreement to refinance the $66 million in variable rate debt which matures in 2003.

We believe that we will be able to obtain financing in order to repay our debt obligations by refinancing the properties as the debt comes due. However, there can be no assurance that additional financing or capital will be available, or that terms will be acceptable or advantageous to us. We anticipate that long-term liquidity requirements will also include amounts for acquisition of properties. We have identified approximately $260 million in properties for acquisition in 2004. We expect to meet long-term liquidity requirements through long-term borrowings and other debt and equity financing alternatives. The availability and terms of any such financing will depend upon market and other conditions.

There can be no assurance that we will be able to obtain such financing in the future, which would not affect our liquidity, but would affect our ability to grow (See "We must obtain new financing in order to grow", and "Risks that may affect the market price of our shares" under "Risk Factors").

In addition to the contractual obligations listed in the table above, the Company had five theatre projects under construction at December 31, 2003. These theatres will have a total of 86 screens and their development costs will be approximately $66 million. The Company has already purchased the development land for $16.3 million as of December 31, 2003, and plans to fund the remaining estimated development costs of these properties through new debt facilities and additional equity. The cost of development is paid by the Company either in periodic draws or upon successful completion of construction. If management of the Company determines the construction is not being completed per the executed development agreement, the Company can discontinue funding of periodic draws or refuse to purchase the completed theatre. Upon successful completion of construction, the Company will lease these theatres to already established theatre operators for approximately $7.6 million in annual rentals.

Off Balance Sheet Arrangements

At December 31, 2003, the Company had a 20% investment interest in one non-consolidated real estate joint venture, Atlantic-EPR I, which is accounted for under the equity method of accounting. We do not anticipate any material impact on our liquidity as a result of any commitments that may arise involving that joint venture. The following is a brief description of the joint venture:

On May 11, 2000, the Company completed the formation of a joint venture partnership, Atlantic-EPR I, a Delaware general partnership (Atlantic-EPR I), with Atlantic of Hamburg, Germany (Atlantic), whereby the Company contributed the AMC Cantera 30 theatre with a carrying value of $33.5 million in exchange for cash proceeds from mortgage financing of $17.8 million and a 100% interest in Atlantic-EPR I. During 2000 through 2002, the Company sold to Atlantic a total of an 80% interest in Atlantic-EPR I in exchange for $14.3 million in cash. The final contribution by Atlantic of $8.4 million was paid to the partnership in December 2002 but was not paid to the Company until January 2003. Accordingly, such contribution is included as a receivable from joint venture in the consolidated balance sheet at December 31, 2002.

The joint venture agreement allows Atlantic to exchange up to a maximum of 10% of its ownership interest in Atlantic-EPR I per year, beginning in 2005, for Common Shares of the Company or, at the discretion of the Company, cash.

The Company accounts for its investment in Atlantic-EPR I under the equity method of accounting. The Company recognized income of $401, $1,421, and $1,468 (in thousands) from its investment in this joint venture during 2003, 2002 and 2001, respectively.

FUNDS FROM OPERATIONS (FFO)

The National Association of Real Estate Investment Trusts (NAREIT) developed FFO as a non-GAAP financial measure of performance and liquidity of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO is a widely used measure to help management and investors evaluate the operating performance of real estate companies and is provided here as a supplemental measure to Generally Accepted Accounting Principles (GAAP) net income available to common shareholders and earnings per share. FFO, as defined under the revised NAREIT definition and presented by us, is net income, computed in accordance with GAAP, excluding gains and losses from sales of depreciable operating properties, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships, joint ventures and other affiliates. Adjustments for unconsolidated partnerships, joint ventures and other affiliates are calculated to reflect FFO on the same basis. FFO is a non-GAAP financial measure. FFO does not represent cash flows from operations as defined by GAAP and is not indicative that cash flows are adequate to fund all cash needs and is not to be considered an alternative to net income or any other GAAP measure as a measurement of the results of the Company's operations or the Company's cash flows or liquidity as defined by GAAP.

The following tables summarize the Company's FFO for the years ended December 31, 2003 and December 31, 2002 (in thousands):

                                                      YEAR ENDED DECEMBER 31,
                                                      -----------------------
                                                        2003           2002
                                                      -------         ------
Net income available to common shareholders           $32,131         27,934
Less gain on sale of real estate                           --           (202)
Add real estate depreciation                           16,175         12,700
Add allocated share of joint venture depreciation         135            497
                                                      -------         ------
             Basic Funds From Operations               48,441         40,929
Add: minority interest in net income                    1,555          1,195
                                                      -------         ------
             Diluted Funds From Operations            $49,996         42,124
                                                      =======         ======
Weighted average common shares:
 Basic                                                 17,780         16,791
 Diluted                                               19,051         17,762

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December
2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company must apply FIN 46R to variable interest in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the

VIE. As of December 31, 2003, the Company's financial statements have not been impacted by the issuance of FIN 46R. Further, the Company does not expect any impact on the financial statements in the future.

FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued in May 2003. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For the Company, the Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise will be effective as of January 1, 2004, except for mandatory redeemable financial instruments. For certain mandatory redeemable financial instruments, the Statement will be effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatory redeemable financial instruments. As of December 31, 2003, the Company's financial statements have not been impacted by the issuance of FASB Statement No. 150. Further, the Company does not expect any impact on the financial statements in the future.

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

The following table presents the principal amounts, weighted average interest rates, and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes as of December 31:

                        Expected Maturities (in millions)

                                                                                                       ESTIMATED
                                    2004      2005      2006       2007      2008  THEREAFTER  TOTAL   FAIR VALUE
                                   -----      ----     -----       ----      ----  ----------  -----   ----------
December 31, 2003:
  Fixed rate debt                  $10.8      30.0     117.4       8.4       8.9     245.1     420.6     425.3
  Average interest rate              8.9%      8.5%      7.3%      6.0%      6.0%      6.1%      6.7%       --
  Variable rate debt               $66.0        --      20.0        --        --        --      86.0      86.0
  Average interest rate (as of
    December 31, 2003)               3.6%       --       5.1%       --        --        --       4.0%       --

                                                                                                       ESTIMATED
                                   2003       2004      2005       2006      2007  THEREAFTER  TOTAL   FAIR VALUE
                                   -----      ----     -----      -----      ----  ----------  -----   ----------
December 31, 2002:
  Fixed rate debt                  $ 5.5       5.9      24.9      111.9      2.7     104.7     255.6     270.0
  Average interest rate             11.7%     11.7%      9.1%       7.4%     6.9%      6.9%      7.5%       --
  Variable rate debt               $  --      54.0      37.0         --       --        --       91.0     91.0
  Average interest rate (as of
    December 31, 2002)                --       6.2%      4.4%        --       --        --       5.5%       --

We have not engaged extensively in the use of derivatives to manage our interest rate and market risk due to the Company's limited use of variable rate debt. For a discussion of derivative financial instruments and interest rate hedging activity, see note 9 to the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         Entertainment Properties Trust

                                    CONTENTS

Reports of Independent Auditors...........................................    26

Audited Financial Statements

Consolidated Balance Sheets ..............................................    28
Consolidated Statements of Income ........................................    29
Consolidated Statements of Changes in Shareholders' Equity ...............    30
Consolidated Statements of Cash Flows ....................................    31
Notes to Consolidated Financial Statements ...............................    33

Financial Statement Schedule

Schedule III - Real Estate and Accumulated Depreciation ..................    50

                          Independent Auditors' Report

The Board of Trustees
Entertainment Properties Trust:

We have audited the accompanying consolidated balance sheets of Entertainment Properties Trust (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the years then ended. In connection with our audit of the consolidated financial statements, we have also audited the accompanying financial statement schedules listed in the Index at Item 15(d). These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Entertainment Properties Trust as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                                             KPMG LLP

Kansas City, Missouri
February 3, 2004

                         Report of Independent Auditors

The Board of Trustees
Entertainment Properties Trust

We have audited the accompanying consolidated statements of income, changes in shareholders' equity and cash flows of Entertainment Properties Trust (the Company) for the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flow of Entertainment Properties Trust for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                                               Ernst & Young LLP

Kansas City, Missouri
March 28, 2002

                         ENTERTAINMENT PROPERTIES TRUST

                           Consolidated Balance Sheets

                 (In thousands except share and per share data)

                                                                    DECEMBER 31
                                                             -----------------------
                                                               2003          2002
                                                             ---------       -------
                       ASSETS
Rental properties, net (notes 2 and 5)                       $ 870,944       679,937
Land held for development                                       29,152        12,985
Investment in joint ventures (note 3)                            1,336         1,109
Cash and cash equivalents                                       30,527        10,091
Restricted cash (note 5)                                         6,495         6,495
Receivable from joint venture (note 3)                              --         8,438
Other assets                                                    27,464        11,332
                                                             ---------       -------
              Total assets                                   $ 965,918       730,387
                                                             =========       =======
         LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Accounts payable and accrued liabilities                  $   2,864         1,653
   Common dividends payable                                      9,829         8,162
   Preferred dividends payable                                   1,366         1,366
   Unearned rents                                                  895         4,036
   Long-term debt (note 5)                                     506,555       346,617
                                                             ---------       -------
              Total liabilities                                521,509       361,834

Commitments and contingencies (note 17)                             --            --
Minority interests (notes 10 and 16)                            21,630        15,375

Shareholders' equity:
   Common shares, $.01 par value. Authorized
     50,000,000 shares; issued 20,129,749 and 17,655,822
     shares at December 31, 2003 and 2002, respectively            201           177
   Preferred shares, $.01 par value. Authorized
     5,000,000 shares; issued 2,300,000 shares                      23            23
   Additional paid-in-capital                                  454,195       379,447
   Treasury shares, at cost: 472,200 common shares              (6,533)       (6,533)
   Loans to shareholders (note 7)                               (3,525)       (3,525)
   Non-vested shares (note 6)                                   (1,625)       (1,276)
   Distributions in excess of net income                       (19,957)      (15,135)
                                                             ---------       -------
              Shareholders' equity                             422,779       353,178
                                                             ---------       -------
              Total liabilities and shareholders' equity     $ 965,918       730,387
                                                             =========       =======

See accompanying notes to consolidated financial statements.

                         ENTERTAINMENT PROPERTIES TRUST

                        Consolidated Statements of Income

                      (In thousands except per share data)

                                                     YEAR ENDED DECEMBER 31,
                                               ----------------------------------
                                                 2003          2002         2001
                                               --------       ------       ------
Rental revenue (note 4)                        $ 89,965       71,610       54,667
Other revenue                                     1,195           --           --
                                               --------       ------       ------
             Total Revenue                       91,160       71,610       54,667
                                               --------       ------       ------

Property operating expense                          698          201           --
General and administrative expense,
   excluding share based compensation
   below                                          3,859        2,293        2,507
Interest expense (note 5)                        30,570       24,475       20,334
Depreciation and amortization                    16,359       12,862       10,209
Amortization of share based compensation            926        1,048          240
                                               --------       ------       ------
             Income before gain on
               sale of real estate, income
               from joint venture, and
               minority interest                 38,748       30,731       21,377

Gain on sale of real estate                          --          202           --
Equity in income from joint ventures
   (note 3)                                         401        1,421        2,203
Minority interests (notes 10 and 17)             (1,555)      (1,195)          --
                                               --------       ------       ------

             Net income                          37,594       31,159       23,580

Preferred dividend requirements (note 11)        (5,463)      (3,225)          --
                                               --------       ------       ------
             Net income available to
                 common shareholders           $ 32,131       27,934       23,580
                                               ========       ======       ======
Basic net income per common share              $   1.81         1.66         1.60
                                               ========       ======       ======
Diluted net income per common share            $   1.77         1.64         1.60
                                               ========       ======       ======
Shares used for computation:
   Basic                                         17,780       16,791       14,715
   Diluted                                       19,051       17,762       14,783

See accompanying notes to consolidated financial statements.

                         ENTERTAINMENT PROPERTIES TRUST

           Consolidated Statements of Changes in Shareholders' Equity

                                 (In thousands)

                                        COMMON STOCK   PREFERRED STOCK  ADDITIONAL
                                        -------------  ---------------   PAID-IN    TREASURY
                                        SHARES   PAR   SHARES      PAR   CAPITAL     SHARES
                                        ------  -----  ------     ----  ----------  --------
Balance at December 31, 2000            15,196  $ 152     --      $ --   278,574    (6,533)
Shares issued to Directors                   3     --     --        --        54        --
Issuance of restricted share grant          64      1     --        --       857        --
Amortization of restricted share
  grant                                     --     --     --        --        --        --
Net income                                  --     --     --        --        --        --
Common shares issued in Dividend
  Reinvestment Plan                          7     --     --        --       118        --
Dividends to common
  shareholders ($1.80 per share)            --     --     --        --        --        --
                                        ------  -----  -----      ----  --------    ------
Balance at December 31, 2001            15,270    153     --        --   279,603    (6,533)

Shares issued to Directors                   2     --     --        --        54        --
Issuance of restricted share grant          62      1     --        --     1,218        --
Amortization of restricted share grant      --     --     --        --        --        --
Net income                                  --     --     --        --        --        --
Common Shares issued in
  Dividend Reinvestment Plan                22     --     --        --       475        --
Common Shares issued in
  secondary offering, net of
  offering costs of $1.03 million        2,300     23     --        --    42,685        --
Preferred shares issued, net of
  offering costs of $1.6 million            --     --  2,300        23    55,412        --
Dividends to common
  shareholders ($1.90 per share)            --     --     --        --        --        --
Dividends to preferred
  shareholders ($1.40 per share)            --     --     --        --        --        --
                                        ------  -----  -----      ----  --------    ------
Balance at December 31, 2002            17,656    177  2,300        23   379,447    (6,533)
Shares issued to Directors                   2     --     --        --        62        --
Issuance of restricted share grant          54      1     --        --     1,303        --
Amortization of restricted share grant      --     --     --        --        --        --
Stock option expense                        --     --     --        --        25        --
Net income                                  --     --     --        --        --        --
Common Shares issued in
  Dividend Reinvestment Plan                21     --     --        --       586        --
Common Shares issued in secondary
  offering, net of offering costs
  of $1.4 million                        2,397     23     --        --    72,772        --
Dividends to common
  shareholders ($2.00 per share)            --     --     --        --        --        --
Dividends to preferred
  shareholders ($2.375 per share)           --     --     --        --        --        --
                                        ------  -----  -----      ----  --------    ------
Balance at December 31, 2003            20,130  $ 201  2,300      $ 23   454,195    (6,533)
                                        ======  =====  =====      ====  ========    ======

                                                                  DISTRIBUTIONS IN
                                          LOANS TO    NON-VESTED      EXCESS OF
                                        SHAREHOLDERS    SHARES       NET INCOME      TOTAL
                                        ------------  ----------  ----------------  -------
Balance at December 31, 2000               (3,525)        (546)         (7,503)     260,619
Shares issued to Directors                     --           --              --           54
Issuance of restricted share grant             --         (860)             --           (2)
Amortization of restricted share
  grant                                        --          330              --          330
Net income                                     --           --          23,580       23,580
Common shares issued in Dividend
  Reinvestment Plan                            --           --              --          118
Dividends to common
  shareholders ($1.80 per share)               --           --         (26,571)     (26,571)
                                           ------       ------         -------      -------
Balance at December 31, 2001               (3,525)      (1,076)        (10,494)     258,128

Shares issued to Directors                     --           --              --           54
Issuance of restricted share grant             --       (1,219)             --           --
Amortization of restricted share grant         --        1,048              --        1,048
Net income                                     --           --          31,159       31,159
Common Shares issued in
  Dividend Reinvestment Plan                   --           --              --          475
Common Shares issued in
  secondary offering, net of
  offering costs of $1.03 million              --           --              --       42,708
Preferred shares issued, net of
  offering costs of $1.6 million               --           --              --       55,435
Dividends to common
  shareholders ($1.90 per share)               --           --         (32,604)     (32,604)
Dividends to preferred
  shareholders ($1.40 per share)               --           --          (3,225)      (3,225)
                                           ------       ------         -------      -------
Balance at December 31, 2002               (3,525)      (1,247)        (15,164)     353,178
Shares issued to Directors                     --           --              --           62
Issuance of restricted share grant             --       (1,304)             --           --
Amortization of restricted share grant         --          926              --          926
Stock option expense                           --           --              --           25
Net income                                     --           --          37,594       37,594
Common Shares issued in
  Dividend Reinvestment Plan                   --           --              --          586
Common Shares issued in secondary
  offering, net of offering costs
  of $1.4 million                              --           --              --       72,795
Dividends to common
  shareholders ($2.00 per share)               --           --         (36,924)     (36,924)
Dividends to preferred
  shareholders ($2.375 per share)              --           --          (5,463)      (5,463)
                                           ------       ------         -------      -------
Balance at December 31, 2003               (3,525)      (1,625)        (19,957)     422,779
                                           ======       ======         =======      =======

See accompanying notes to consolidated financial statements.

                         ENTERTAINMENT PROPERTIES TRUST

                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                 YEAR ENDED DECEMBER 31,
                                                       ---------------------------------------
                                                          2003            2002           2001
                                                       ----------      ---------       --------
Operating activities:
   Net income                                          $  37,594         31,159         23,580
   Adjustments to reconcile net income to
      net cash provided by operating
      activities
   Minority interest in net income                         1,555          1,195             --
   Gain on sale of real estate                                --           (202)            --
   Equity in income from joint venture                      (401)        (1,421)            --
   Depreciation and amortization                          16,359         12,862         10,209
   Non-cash compensation expense                             951          1,048            240
   Common shares issued to management and trustees            62             54             54
   Increase in other assets                               (2,679)          (731)          (819)
   Increase (decrease) in other accounts
      payable and accrued liabilities                        836           (190)            84
   Increase (decrease) in unearned rent                   (3,275)         2,081          1,565
                                                       ---------       --------        -------
                   Net cash provided by
                      operating activities                51,002         45,855         34,913
                                                       ---------       --------        -------
Investing activities:
   Acquisition of rental properties                     (125,675)      (161,514)       (20,822)
   Net proceeds from sale of real estate                      --          3,533             --
   Distributions received from joint venture               8,923          1,735             --
   Proceeds from sale of equity interest
      in joint venture                                        --          3,065          1,445
   Investment in secured note receivable                  (5,000)            --             --
   Acquisition of Westcol joint venture
      interest, net of cash acquired                          --             --        (12,036)
   Capital contribution to Westcol joint venture              --             --         (1,300)
   Acquisition of development properties,
      including related capitalized costs                (21,987)        (2,160)        (1,554)
                                                       ---------       --------        -------
                   Net cash used in investing
                      activities                        (143,739)      (155,341)       (34,267)
                                                       ---------       --------        -------

Financing activities:
   Proceeds from long-term debt facilities               190,200         37,000        179,000
   Principal payments on long-term debt                 (100,263)        (5,149)      (126,150)
   Deferred financing fees paid                           (7,550)        (1,702)        (2,084)
   Net proceeds from issuance of common
      shares                                              73,381         43,183            118
   Net proceeds from issuance of preferred
      shares                                                  --         55,435             --
   Funding of restricted cash escrow
      deposits                                                --             --         (6,495)
   Distributions paid to minority interests               (1,875)          (820)            --
   Dividends paid to preferred shareholders               (5,463)        (1,859)            --
   Dividends paid to common shareholders                 (35,257)       (31,101)       (26,393)
                                                       ---------       --------        -------
                   Net cash provided by
                      financing activities               113,173         94,987         17,996
                                                       ---------       --------        -------

                         ENTERTAINMENT PROPERTIES TRUST

                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                        YEAR ENDED DECEMBER 31,
                                                     2003        2002         2001
                                                   -------     --------      ------
Net increase (decrease) in cash and
   cash equivalents                                $20,436     (14,499)      18,642
Cash and cash equivalents at beginning
   of year                                          10,091      24,590        5,948
                                                   -------     -------       ------

Cash and cash equivalents at end of year            30,527      10,091       24,590
                                                   =======     =======       ======
Supplemental schedule of
   non-cash activity:
      Acquisition of rental properties in
         exchange for minority interest
         in subsidiary                             $    --      15,000           --
      Sale of equity interest in joint venture
         received in 2003                               --       8,359           --
      Transfer of land held for
         development to rental property              5,509          --          886
      Exchange of development property in
         connection with acquisition of
         rental property                                --          --        1,818
      Assumption of debt of New Roc                 70,000          --           --
      Consolidation of assets and liabilities
         associated with purchase of
         Westcol joint venture
            Fair value of assets                        --          --       46,534
            Fair value of liabilities, net of
                amounts due to the Company              --          --       17,767
            Less Company's interest
                ownership prior to acquisition          --          --       15,267
            Cash paid for remaining interest            --          --       13,500
Supplemental disclosure of cash flow
   information:
      Cash paid for interest                       $29,010      23,315       19,436

See accompanying notes to consolidated financial statements

                         Entertainment Properties Trust
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002, and 2001

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Entertainment Properties Trust (the Company) is a Maryland real estate investment trust (REIT) organized on August 29, 1997. The Company was formed to acquire and develop entertainment properties including megaplex theatres and entertainment retail centers. At December 31, 2003, the Company owned 45 megaplex theatre properties, including two joint venture properties, located in eighteen states, two entertainment retail centers ("ERC") located in Westminster, Colorado, and New Rochelle, New York, and land parcels leased to restaurant and retail operators and related properties adjacent to several of its theatre properties.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Entertainment Properties Trust and its subsidiaries all of which are substantially wholly-owned except for New Roc Associates, LP (New Roc). New Roc was acquired in October 2003 and is 71.4% owned. All significant inter-company transactions have been eliminated in consolidation.

USE OF ESTIMATES

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

RENTAL PROPERTIES

Rental properties are carried at cost less accumulated depreciation. Costs incurred for the acquisition of the properties are capitalized. Accumulated depreciation is computed over the estimated useful lives of the assets, which generally are estimated to be 40 years for buildings, 5 to 7 years for furniture, fixtures and equipment, and the base term of the lease for tenant improvements. Expenditures for ordinary maintenance and repairs are charged to operations in the period incurred. Significant renovations and improvements which improve or extend the useful life of the asset are capitalized and depreciated over their estimated useful life.

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

                         Entertainment Properties Trust
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002, and 2001

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

REVENUE RECOGNITION

A majority of the Company's leases contain provisions for periodic escalation in base rent (base rent escalation), which are primarily based on an inflation index. Base rents are recognized on a straight-line basis over the term of the lease, and the base rent escalation is recognized when measurable. In addition, tenants are subject to additional rents if gross revenues of the properties exceed certain thresholds defined in the lease agreements (percentage rents). Percentage rents are recognized at the time when specific triggering events occur as provided by the lease agreements. Percentage rents of $1.9 million and $600 thousand were recognized in 2003 and 2002, respectively. No percentage rents were recognized in 2001.

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

Earnings and profits, which determine the taxability of distributions to shareholders, may differ from that reported for financial reporting purposes due primarily to differences in the basis of the assets and the estimated useful lives used to compute depreciation.

CONCENTRATION OF RISK

American Multi-Cinema, Inc. (AMC) is the lessee of 62% of the megaplex theatre rental properties owned by the Company (including joint venture properties) at December 31, 2003. A substantial portion of the Company's revenues (approximately $66.1 million or 73%, and $51.6 million or 72% for the years ended December 31 2003 and 2002, respectively, including joint ventures) result from the rental payments by AMC under the leases, or its parent, AMC Entertainment, Inc. (AMCE), as the guarantor of AMC's obligations under the leases. AMC Entertainment, Inc. is a publicly held company (AMEX:AEN) and accordingly, their financial information is publicly available.

CASH EQUIVALENTS

Cash equivalents include bank demand deposits and shares of highly liquid institutional money market mutual funds for which cost approximates market value.

                         Entertainment Properties Trust
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002, and 2001

RESTRICTED CASH

Restricted cash represents demand deposits required in connection with the $125 million secured non-recourse mortgage notes payable due in 2006. These deposits are restricted for debt service under the terms of the loans.

SHARE BASED COMPENSATION

Prior to 2003, the Company accounted for stock options issued under its share incentive plan under the recognition and measurement provisions of APB Opinion No. 25 "Accounting for Stock Issued to Employees," and related interpretations. No stock-based compensation cost related to such options is reflected in 2002 and 2001 net income, as all options had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," prospectively for all employee awards granted, modified, or settled after January 1, 2003. Awards under the Company's plan vest either immediately or up to a period of 5 years. Therefore the cost related to stock based employee compensation related to stock options included in the determination of net income for 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of Statement 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards for each period (in thousands):

                         Entertainment Properties Trust
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002, and 2001

                                                    2003             2002           2001
                                                 ----------         ------         ------
Net income available to common shareholders,
  as reported                                    $   32,131         27,934         23,580
Add: Stock-based employee compensation
  expense included in reported net income                25             --             --
Deduct: Total stock-based employee
  compensation expense determined under
  fair value based method for all awards               (128)          (172)          (172)
                                                 ----------         ------         ------
Pro forma net income                             $   32,028         27,762         23,408
                                                 ==========         ======         ======
Basic earnings per share:
  As reported                                    $     1.81           1.66           1.60
  Pro forma                                            1.80           1.65           1.60

Diluted earnings per share:
  As reported                                    $     1.77           1.64           1.60
  Pro forma                                            1.76           1.64           1.60

The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4.0% in 2003, 4% in 2002, and 5.0% in 2001, dividend yield of 8%, volatility factors of the expected market price of the Company's common shares of 14.6% in 2003, 22.3% to 25.1% in 2002, and 35% in 2001; and an
expected life of the options of eight years.

Restricted share awards, which vest over time, are recorded as unearned compensation when granted using the fair value of the stock at the grant date, and amortized to expense over the vesting period.

2. RENTAL PROPERTIES

The following table summarizes the carrying amounts of rental properties as of December 31, 2003 and 2002 (in thousands):

                                       2003           2002
                                    ---------        -------
Buildings and improvements          $ 741,519        572,276
Furniture, fixtures & equipment         4,000             --
Land                                  190,610        153,899
                                    ---------        -------
                                      936,129        726,175
Accumulated depreciation              (65,185)       (46,238)
                                    ---------        -------
       Total                        $ 870,944        679,937
                                    =========        =======

                         Entertainment Properties Trust
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002, and 2001

Depreciation expense on rental properties was $16.2 million, $12.7 million and $10.1 million for the years ended December 31, 2003, 2002 and 2001, respectively.

3. REAL ESTATE JOINT VENTURES

ATLANTIC JOINT VENTURE

On May 11, 2000, the Company completed the formation of a joint venture partnership, Atlantic-EPR I, a Delaware general partnership (Atlantic-EPR I), with Atlantic of Hamburg, Germany (Atlantic), whereby the Company contributed the AMC Cantera 30 theatre with a carrying value of $33.5 million in exchange for cash proceeds from mortgage financing of $17.8 million and a 100% interest in Atlantic-EPR I. During 2000 through 2002, the Company sold to Atlantic a total of an 80% interest in Atlantic-EPR I in exchange for $14.3 million in cash. The final contribution by Atlantic of $8.4 million was paid to Atlantic-EPR I in December 2002 but was not paid to the Company until January 2003. Accordingly, such contribution is included as a receivable from joint venture in the consolidated balance sheet at December 31, 2002.

The joint venture agreement allows Atlantic to exchange up to a maximum of 10% of its ownership interest in Atlantic-EPR I per year, beginning in 2005, for Common Shares of the Company or, at the discretion of the Company, cash.

The Company accounts for its investment in Atlantic-EPR I under the equity method of accounting. The Company recognized income of $401, $1,421, and $1,468 (in thousands) from its investment in this joint venture during 2003, 2002 and 2001, respectively.

Condensed financial information for Atlantic-EPR I is as follows as of and for the years ended December 31, 2003, 2002, and 2001 (in thousands):

                                            2003        2002        2001
                                          -------      ------      ------
Rental properties, net                    $31,177      31,821      32,465
Cash                                          141       9,342         141
Long-term debt                             17,039      17,291      17,524
Payable to Entertainment Properties            --       8,438          --
Partners' equity                           14,173      14,563      14,973
Rental revenue                              4,006       3,932       3,869
Net income                                  1,911       1,845       1,717

WESTCOL JOINT VENTURE

On June 30, 1999, the Company completed the formation of a joint venture, whereby the Company contributed certain undeveloped land parcels with a carrying value of $8.7 million in exchange for a 50% interest in the real estate joint venture, comprised of undeveloped land parcels and the Westminster AMC 24 screen theatre in Westminster, Colorado. In December 2001, the Company purchased the remaining third party interest in the Westcol joint venture for $13.5 million, which approximated the book value of the proportionate share of the underlying net assets of Westcol. As a result of the acquisition of the

                         Entertainment Properties Trust
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002, and 2001

remaining interest, the Company consolidated the assets and liabilities of the joint venture at the time of acquisition. The Company recognized income of $735 in thousands from its investment in this joint venture during 2001.

4. OPERATING LEASES

The Company's rental properties are leased under operating leases with expiration dates ranging from 9 to 25 years. Future minimum rentals on non-cancelable tenant leases at December 31, 2003 are as follows (in thousands):

2004                                $   100,567
2005                                    100,796
2006                                    100,078
2007                                    100,468
2008                                    100,917
Thereafter                              833,165
                                    -----------
                                    $ 1,335,991
                                    ===========

5. LONG-TERM DEBT

Long term debt at December 31, 2003 and 2002 consists of the following (in thousands):

                                                                  2003          2002
                                                                --------      -------
(1) Secured variable rate credit facility, due
    February 28, 2006                                           $ 20,000       54,000
(2) Revolving variable rate credit facility, due May 1, 2005          --       37,000
(3) Mortgage notes payable, 8.18% , due February 1, 2005          19,166       19,460
(4) Mortgage notes payable, 6.50% -15.03% , due
    February 10, 2006                                            116,524      119,724
(5) Mortgage note payable, 6.77% , due July 11, 2028              98,115       99,593
(6) Mortgage note payable, 7.37% , due July 15, 2018              16,270       16,840
(7) Mortgage notes payable, 4.26% -9.012% , due
    February 10, 2013                                            151,856           --
(8) Mortgage note payable, 6.33% , due September 1, 2013          14,624           --
(9) Variable rate mortgage note payable, due April 9, 2004        66,000           --
Other                                                              4,000           --
                                                                --------      -------
                 Total                                          $506,555      346,617
                                                                ========      =======

(1) The Company's secured variable rate credit facility due February 28, 2006 is secured by one theatre property, several retail and restaurant properties and other land parcels, which had a net book value of approximately $35.8 million at December 31, 2003. The note requires monthly payments of interest with the outstanding principal due at maturity. Principal amounts bear interest at LIBOR plus 400 basis points (5.125% at December 31, 2003).

                         Entertainment Properties Trust
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002, and 2001

(2) The Company's secured revolving variable rate credit facility due May 1, 2005 is secured by four theatre properties and two theatre and retail mix properties, which had a net book value of approximately $66.4 million at December 31, 2003. There was no outstanding balance on the revolving credit facility at December 31, 2003. The note requires monthly payments of interest with the outstanding principal due at maturity. Principal amounts bear interest at LIBOR plus 300 basis points (4.125% at December 31, 2003).

(3) The Company's mortgage notes payable due February 1, 2005 is secured by three theatre properties, which had a net book value of approximately $38.7 million at December 31, 2003. The note requires monthly principal and interest payments of approximately $158 thousand with a final principal payment at maturity of approximately $18.7 million.

(4) The Company's mortgage notes payable due February 10, 2006 are secured by nine theatre properties, which had a net book value of approximately $184.3 million at December 31, 2003, and by $6.5 million in cash escrow deposits. The escrow deposits are recorded as restricted cash in the accompanying consolidated balance sheets at December 31, 2003 and 2002. The escrow deposits are required by the terms of the mortgage notes and are available to pay debt service on the mortgage notes if certain triggering events occur, or they may be applied to the principal amount at maturity. The note requires monthly principal and interest payments of approximately $1.1 million with a final principal payment at maturity of approximately $109.0 million.

(5) The Company's mortgage note payable due July 11, 2028 is secured by eight theatre properties, which had a net book value of approximately $142.4 million at December 31, 2003. The note requires monthly principal and interest payments of approximately $689 thousand. This mortgage agreement contains a "hyper-amortization" feature, in which the principal payment schedule is rapidly accelerated, and our principal payments are substantially increased, if we fail to pay the balance of approximately $89.9 million on the anticipated prepayment date of July 11, 2008.

(6) The Company's mortgage note payable due June 15, 2018 is secured by one theatre property, which had a net book value of approximately $22.3 million at December 31, 2003. The notes require monthly principal and interest payments of approximately $151 thousand with a final principal payment at maturity of approximately $0.8 million.

(7) The Company's mortgage notes payable due February 10, 2013 are secured by fourteen theatre properties, which had a net book value of approximately $230.6 million at December 31, 2003. The note requires monthly principal and interest payments of approximately $1.1 million with a final principal payment at maturity of approximately $99.2 million.

(8) The Company's mortgage note payable due September 1, 2013 is secured by one theatre property, which had a net book value of approximately $24.3 million at December 31, 2003. The note requires monthly principal and interest payments of approximately $98 thousand with a final principal payment at maturity of approximately $11.5 million.

(9) The Company's variable rate mortgage note payable due April 9, 2004 is secured by one theatre and

                         Entertainment Properties Trust
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002, and 2001

retail mix property, which had a net book value of approximately $100.5 million at December 31, 2003. The note requires monthly payments of interest with the outstanding principal due at maturity. Principal amounts bear interest at LIBOR plus 250 basis points (3.625% at December 31, 2003). In February of 2004, the Company entered into an agreement to refinance this note payable (see note 17).

Certain of the Company's long-term debt agreements contain customary restrictive covenants related to financial and operating performance. At December 31, 2003, the Company was in compliance with all restrictive covenants.

Principal payments due on long term debt obligations subsequent to December 31, 2003 are as follows (in thousands):

                 AMOUNT
                ---------
Year:
 2004           $ 76,757
 2005             30,038
 2006            137,285
 2007              8,422
 2008              8,920
 Thereafter      245,133
                --------
        Total   $506,555
                =========

The Company capitalizes a portion of interest costs as a component of land held for development. The following is a summary of interest costs during 2003, 2002 and 2001 (in thousands):

                                        2003       2002      2001
                                       -------    ------    ------
Interest cost charged to income        $30,570    24,475    20,334
Interest cost capitalized                  832       961       880
                                       -------    ------    ------
   Total interest costs incurred       $31,402    25,436    21,214
                                       =======    ======    ======

6. SHARE INCENTIVE PLAN

The Company maintains a Share Incentive Plan (the Plan) under which Common Shares and options to purchase up to 1,500,000 of the Company's Common Shares, subject to adjustment in the event of certain corporate events, may be granted. At December 31, 2003, there were 350,769 shares available for grant under the Plan.

SHARE OPTIONS

Share options granted under the Plan have exercise prices equal to the fair market value of a Common Share at the date of grant. The options may be granted for any reasonable term, not to exceed 10 years, and typically become exercisable at a rate of 20% per year over a five-year period. For Trustees, share options

                         Entertainment Properties Trust
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002, and 2001

become exercisable at a rate of one-third per year over a three-year period. A summary of the Company's share option activity and related information is as follows:

                                                   WEIGHTED
                                                    AVERAGE
                        NUMBER OF   OPTION PRICE   EXERCISE
                         SHARES      PER SHARE       PRICE
                        ---------  --------------  ---------
Outstanding at
   December 31, 2000      404,664  $ 14.00-$20.00  $   15.88
     Granted              179,732  $ 16.05-$16.30      16.07
                        ---------
Outstanding at
   December 31, 2001      584,396  $ 14.00-$20.00      15.93
     Exercised              6,400  $ 16.30-$19.50      18.50
     Granted              164,791  $ 19.30-$22.90      22.64
     Canceled/Expired       9,000  $ 16.30-$19.30      18.10
                        ---------
Outstanding at
   December 31, 2002      733,787  $ 14.00-$20.00      17.25
     Exercised             66,863  $ 14.00-$22.89      18.50
     Granted              326,029  $ 23.26-$26.87      24.87
                        ---------
Outstanding at
   December 31, 2003      992,953  $ 14.00-$26.87      19.67
                        =========

The weighted average fair value of options granted was $.41, $.58, and $1.41 during 2003, 2002 and 2001, respectively.

The following table summarizes outstanding and exercisable options at December 31, 2003:

   EXERCISE      OPTIONS      OPTIONS    WEIGHTED AVG.
 PRICE RANGE   OUTSTANDING  EXERCISABLE  LIFE REMAINING
-------------  -----------  -----------  --------------
$ 14.00-20.00    529,132      331,492        6.2
  20.00-26.87    463,821      44,957         9.0
                 -------      -------        ---
                 992,953      376,449        7.5
                 =======      =======        ===

RESTRICTED SHARES

During 2003, 2002 and 2001, the Company issued 30,453, 37,275, and 37,336, respectively, restricted common shares for bonus compensation to executives and other employees of the Company. During 2003, 2002 and 2001, the Company also issued 24,027, 22,855 and 26,458, respectively, restricted common shares to executives under a long-term compensation plan. Based upon the market price of the Company's common shares on the grant dates, approximately $1.3 million, $1.2 million, and $860 thousand were recognized as non-vested shares issued in 2003, 2002 and 2001 respectively.

                         Entertainment Properties Trust
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002, and 2001

The holders of these restricted shares have voting rights and are eligible to receive dividends from the date of grant. These shares vest over a period of three years for bonus compensation and five years for long-term compensation from the date of grant. The Company records compensation expense pertaining to these restricted shares ratably over the period of vesting. Total expenses related to the restricted shares recorded during 2003, 2002 and 2001 amounted to $926 thousand, $1.05 million, and $330 thousand, respectively. At December 31, 2003, there were 123,619 non-vested restricted shares issued and outstanding.

7. RELATED PARTY TRANSACTIONS

In 2000, the Company loaned an aggregate of $3.5 million to Company executives. The loans were made in order for the executives to purchase Common Shares of the Company at the market value of the shares on the date of the loan, as well as to repay borrowings on certain amounts previously loaned. The loans are recourse to the executive's assets and bear interest at 6.24%, are due on January 1, 2011 and interest is payable at maturity. These loans were issued with terms that include a Loan Forgiveness Program, under which the Compensation Committee of the Board of Trustees may forgive a portion of the above referenced indebtedness after application of proceeds from the sale of shares, following a change in control of the Company. The Compensation Committee may also forgive the debt incurred upon termination of employment by reason of death, disability, normal retirement or without cause. At December 31, 2003 and 2002, accrued interest receivable on these loans, included in other assets in the accompanying consolidated balance sheets, totaled $1.37 and $1.1 million, respectively.

8. EARNINGS PER SHARE

The following table sets forth the computation of the basic and diluted earnings per Common Share for the years ended December 31, 2003, 2002 and 2001 (amounts in thousands except per share information):

                         Entertainment Properties Trust
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002, and 2001

                                               2003           2002          2001
                                            -----------    ----------    ----------
Net income available to common
   shareholders                             $    32,131        27,934        23,580
Weighted-average shares outstanding          17,780,380    16,790,889    14,714,756
Basic net income per common share           $      1.81          1.66          1.60
Numerator for diluted earnings per
   common share:
     Net income available to common
        shareholders                        $    32,131        27,934        23,580
     Minority interests                           1,555         1,195            --
                                            -----------    ----------    ----------
     Numerator for diluted earning per
        common share                        $    33,686        29,129        23,580
                                            ===========    ==========    ==========

Weighted-average shares outstanding          17,780,380    16,790,889    14,714,756
Effect of dilutive securities:
     Employee options to acquire common
        shares                                  321,429       167,476        30,065
     Minority interest convertible into
        common shares                           857,142       685,243            --
     Non-vested common share grants              92,377       118,190        38,458
                                            -----------    ----------    ----------
     Dilutive potential common shares         1,270,948       970,909        68,523
                                            -----------    ----------    ----------
     Denominator for diluted earnings per
        share                                19,051,328    17,761,798    14,783,279
                                            ===========    ==========    ==========
Diluted net income per common share         $      1.77          1.64          1.60

9. DERIVATIVE FINANCIAL INSTRUMENTS

The Company holds one interest rate cap instrument with a notional amount of $10 million and a strike rate of 6.0% on three-month LIBOR which expires on December 20, 2004. The $6,500 cost of the rate cap is amortized over the life of the agreement. The fair value of the interest rate cap is immaterial to the Company's financial statements at December 31, 2003.

In 1998, the Company entered into a forward contract in connection with a mortgage note payable due July 2008 to essentially fix the base rate of interest on a notional amount of $105 million. The forward contract settled on June 29, 1998, the closing date of the long-term debt issuance, and the Company incurred a loss of $1.4 million, which is being amortized as an increase to interest expense over the ten year term of the long-term debt and will result in an effective interest rate of 6.84%. The remaining unamortized amount of $776 thousand and $947 thousand is included in other assets in the accompanying 2003 and 2002 consolidated balance sheets, respectively.

                         Entertainment Properties Trust
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002, and 2001

10. COMPLETED PROPERTY ACQUISITIONS

The Company acquired a 71.4% ownership interest in New Roc Associates, LP ("New Roc") on October 27, 2003 in exchange for cash of $25 million. New Roc owns an entertainment retail center encompassing 446 thousand square feet located in New Rochelle, New York. The results of New Roc's operations have been included in the consolidated financial statements since the date of acquisition.

The fair value of New Roc's real property was approximately $105 million and New Roc had mortgage debt of $70 million at the date of acquisition. Other assets and liabilities of New Roc were insignificant. The net assets of New Roc have been recorded in the accompanying consolidated financial statements at their fair values to the extent of the Company's ownership interest in New Roc, and at carryover basis (predecessor cost) to the extent of the minority ownership interest retained by the former owner of New Roc. Rental property of $103.7 million and minority interest of $7 million were recorded by the Company in its consolidated financial statements at the date of acquisition.

The following unaudited pro forma result of operations reflects the Company's acquisition as if it had occurred on January 1, 2002:

                                               PRO FORMA YEAR ENDED
                                                   DECEMBER 31,
                                             ------------------------
                                                2003           2002
                                             ----------      --------
Total revenue                                $   97,269       82,991
Net income available to common shareholders  $   33,431       27,924
Basic net income per common share            $     1.88         1.66
Diluted net income per common share          $     1.86         1.64

In connection with the acquisition, the Company loaned $5 million to the minority partner in New Roc. That note is included in other assets, bears interest at 10% per year, matures on the earlier to occur of May 9, 2004 or the refinancing of the $66 million note (see note 17), and is secured by the minority partner's interest in the partnership. If the property achieves certain operating performance levels, the minority partner can, after two years, convert it's ownership interest to cash or Company Common Stock of approximately $10 million.

During 2003 and 2002, the Company acquired various other rental and development properties. Those acquisitions were recorded at the Company's cost of acquisition. Rental properties acquired generally consisted of properties subject to triple-net leases.

11. SHARE OFFERINGS

On September 23, 2003, the Company issued 2.4 million common shares in a registered public offering for net proceeds of $72.2 million. A portion of the proceeds were used to fund the acquisition of rental

                         Entertainment Properties Trust
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002, and 2001

properties and land held for development.

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

     Management compares the carrying value and the estimated fair value of our financial instruments. The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instruments at December 31, 2003 and 2002:

     CASH AND CASH EQUIVALENTS:

     Due to the highly liquid nature of our short term investments, the carrying value of our cash approximates the fair market value of our cash equivalents.

     ACCOUNTS RECEIVABLE:

     The carrying value of our accounts receivable approximates the fair market value due to the short term maturities of these amounts.

     DEBT INSTRUMENTS:

     The fair value of the Company's debt as of December 31, 2003, 2002 and 2001 is estimated by discounting the future cash flows of each instrument using current market rates. At December 31, 2003, the Company had a carrying value of $86 million in variable rate debt outstanding, which management believes represents fair value. At December 31, 2003, the Company had a carrying value of $420.55 million in fixed rate long-term debt outstanding with an average weighted interest rate of approximately 6.6%. Discounting the future cash flows for fixed rate debt using a 6% rate, or a change of
     0.6 percentage points, management estimates that the fixed rate debt would have a fair value of approximately $425.3 million at December 31, 2003.

     At December 31, 2002 the Company had a carrying value of $255.6 million in fixed rate long-term debt outstanding with an average weighted interest rate of approximately 7.5%. Discounting the future cash flows for fixed rate debt using a 6% rate, management estimates that the fixed rate debt would have had a fair value of approximately $270.0 million at December 31, 2002.

     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

     The carrying value of accounts payable and accrued liabilities approximates fair value due to the short term maturities of these amounts.

     13. OPERATING LEASES

     The Company leases its executive office from a third party landlord through December, 2009. Rental expense for this lease totaled approximately $137 thousand, $114 thousand, and $111 thousand in 2003, 2002 and 2001, respectively, and is included as a component of general and administrative expense in the accompanying consolidated statements of income. Future minimum lease payments under this lease at December 31, 2003 are (in thousands):

                         Entertainment Properties Trust
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002, and 2001

                       AMOUNT
                       ------
Year:
   2004                $  192
   2005                   198
   2006                   203
   2007                   209
   2008                   214
   Thereafter             220
                       ------
     Total             $1,236
                       ------

14. QUARTERLY FINANCIAL INFORMATION (unaudited)

Summarized quarterly financial data for the years ended December 31, 2003 and 2002 are as follows (in thousands, except per share data):

                             March 31  June 30  September 30  December 31
                             --------  -------  ------------  -----------
2003:
   Total revenue             $21,045   21,944      23,014        25,157
   Net income                  8,658    8,867       9,631        10,437
   Net income available to
     common shareholders       7,292    7,501       8,265         9,072
   Basic net income per
     common share               0.43     0.44        0.48          0.46
   Diluted net income per
     common share               0.42     0.43        0.46          0.46
2002:
   Total revenue             $15,796   16,989      18,797        20,028
   Net income                  6,877    7,226       8,413         8,643
   Net income available to
     common shareholders       6,877    6,732       7,047         7,278
   Basic net income per
     common share               0.43     0.39        0.41          0.42
   Diluted net income per
     common share               0.42     0.39        0.41          0.42

                         Entertainment Properties Trust
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002, and 2001

15. DIVIDENDS

COMMON SHARES

The Board of Trustees declared cash dividends totaling $2.00 per Common Share for the year ended December 31, 2003 and $1.90 per Common Share for the year ended December 31, 2002.

Of the total dividends calculated for tax purposes, the amounts characterized as ordinary income, return of capital and capital gain for 2003 and 2002 are as follows:

Cash dividends paid per Common Share for the year ended December 31, 2003:

                                      CASH      TAXABLE
                    CASH PAYMENT  DISTRIBUTION  ORDINARY  RETURN OF   LONG-TERM
RECORD DATE             DATE       PER SHARE    DIVIDEND  CAPITAL    CAPITAL GAIN
-----------             ----       ---------    --------  -------    ------------
 12-31-02             01-15-03     $ 0.4750      0.3286     0.1464        --
 03-28-03             04-15-03       0.5000      0.3459     0.1541        --
 06-30-03             07-15-03       0.5000      0.3459     0.1541        --
 09-30-03             10-15-03       0.5000      0.3459     0.1541        --
                                   --------      ------     ------     -----

   Total for 2003                  $ 1.9750      1.3663     0.6087        --
                                   ========      ======     ======     =====

                                   $  100.0%       69.2%      30.8%       --

Cash dividends paid per Common Share for the year ended December 31, 2002:

                                      CASH      TAXABLE
                    CASH PAYMENT  DISTRIBUTION  ORDINARY  RETURN OF   LONG-TERM
RECORD DATE             DATE       PER SHARE    DIVIDEND  CAPITAL    CAPITAL GAIN
-----------             ----       ---------    --------  -------    ------------
 12-28-01             01-15-02     $ 0.4500      0.3822     0.0651     0.0027
 03-28-02             04-16-02       0.4750      0.4034     0.0688     0.0028
 06-28-02             07-16-02       0.4750      0.4034     0.0688     0.0028
 09-30-02             10-15-02       0.4750      0.4034     0.0688     0.0028
                                   --------      ------     ------     ------

   Total for 2002                  $ 1.8750      1.5924     0.2715     0.0111
                                   ========      ======     ======     ======

                                   $  100.0%       84.9%      14.5%       0.6%

PREFERRED SHARES

On May 29, 2002, the Company issued 2.3 million 9.5% Series A cumulative Preferred Shares in a registered public offering. The Board of Trustees declared cash dividends totaling $2.375 and $0.80855 per Preferred Share for the years ended December 31, 2003 and December 31, 2002, respectively.

Of the total dividends calculated for tax purposes, the amounts characterized as ordinary income, return of capital and capital gain for 2003 and 2002 are as follows:

                         Entertainment Properties Trust
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002, and 2001

Cash dividends paid per Preferred Share for the year ended December 31, 2003:

                                      CASH      TAXABLE
                    CASH PAYMENT  DISTRIBUTION  ORDINARY  RETURN OF   LONG-TERM
RECORD DATE             DATE       PER SHARE    DIVIDEND  CAPITAL    CAPITAL GAIN
-----------             ----       ---------    --------  -------    ------------
 12-31-02             01-15-03     $0.59375      0.59375     --           --
 03-28-03             04-15-03      0.59375      0.59375     --           --
 06-30-03             07-15-03      0.59375      0.59375     --           --
 09-30-03             10-15-03      0.59375      0.59375     --           --
                                   --------      -------    ------        ---
   Total for 2003                  $ 2.3750       2.3750     --           --
                                   ========      =======    ======        ===
                                   $  100.0%       100.0%    --           --

Cash dividends paid per Preferred Share for the Year ended December 31, 2002:


                                      CASH      TAXABLE
                    CASH PAYMENT  DISTRIBUTION  ORDINARY  RETURN OF   LONG-TERM
RECORD DATE             DATE       PER SHARE    DIVIDEND  CAPITAL    CAPITAL GAIN
-----------             ----       ---------    --------  -------    ------------

 06-28-02             07-16-02     $0.21480      0.21240     --         0.00240
 09-30-02             10-15-02      0.59375      0.58710     --         0.00665
                                   --------      -------    ------     --------
   Total for 2002                  $0.80855      0.79950     --         0.00905
                                   ========      =======    ======     ========
                                   $  100.0%        98.9%    --             1.1%

16. SUBSEQUENT DEVELOPMENTS

On February 3, 2004, the Company announced a pending acquisition of four Canadian entertainment and retail centers, anchored by movie theatres, with a value in Canadian dollars of approximately C$200 million (approximately US$152 million). In connection with those acquisitions, the Company will issue common shares to the sellers with an aggregate value in Canadian dollars of C$36 million (approximately US$27 million). Also in connection with those acquisitions, the Company has obtained Canadian dollar denominated loan commitments which total approximately C$128.6 million (approximately US$97 million). The acquisitions are expected to close in connection with the funding of those loan commitments during the first quarter of 2004.

In February of 2004, the Company entered into an agreement to refinance the $66 million in variable rate debt, which matures in 2003 and is secured by the New Roc property. The refinancing is expected to be completed in March 2004. The new debt will have a ten year term and its interest will be fixed at a rate of 5.68%.

                         Entertainment Properties Trust
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002, and 2001

17. COMMITMENTS AND CONTINGENCIES

As of December 31, 2003, the Company had five theatre projects under construction. These theatres will have a total of 86 screens and their development costs will be approximately $66 million. The Company has already purchased the development land for $16.3 million as of December 31, 2003, and plans to fund the remaining estimated development costs of these properties through new debt facilities and additional equity. The cost of development is paid by the Company either in periodic draws or upon successful completion of construction. If management of the Company determines the construction is not being completed per the executed development agreement, the Company can discontinue funding of periodic draws or refuse to purchase the completed theatre. Upon successful completion of construction, the Company will lease these theatres to already established theatre operators for approximately $7.6 million in annual rentals.

The Company and wholly-owned subsidiary, EPT Gulf States, LLC ("Gulf States") issued preferred interest in connection with the acquisition of certain rental properties by Gulf States in 2002. Those preferred interests earn annual dividends of 10%, are presented in minority interests in the accompanying consolidated balance sheets, and are convertible into 857,142 Common Shares of the Company.

                         ENTERTAINMENT PROPERTIES TRUST

             Schedule III - Real Estate and Accumulated Depreciation

                                December 31, 2003

                                                               INITIAL COST                      GROSS AMOUNT AT DECEMBER 31, 2003
                                                           ---------------------                 ---------------------------------
                                                                     BUILDINGS,     ADDITIONS               BUILDINGS,
                                                                     EQUIPMENT &  SUBSEQUENT TO             EQUIPMENT &
     DESCRIPTION               MARKET         ENCUMBRANCE    LAND   IMPROVEMENTS   ACQUISITION      LAND   IMPROVEMENTS    TOTAL
----------------------  --------------------  -----------  -------  ------------  -------------   -------  ------------   -------
Grand 24                Dallas, TX              $  1,214     3,060     15,540                       3,060     15,281       18,341
Mission Valley 20       San Diego, CA              9,800               16,300                                 16,028       16,028
Promenade 16            Los Angeles, CA           17,198     6,021     22,479                       6,021     22,104       28,125
Ontario Mills 30        Los Angeles, CA           15,268     5,521     19,779                       5,521     19,450       24,971
Lennox 24               Columbus, OH               7,756               12,900                                 12,685       12,685
West Olive 16           St. Louis, MO             10,753     4,985     12,815                       4,985     12,602       17,587
Studio 30               Houston, TX               15,934     6,023     20,377                       6,023     20,037       26,060
Huebner Oaks 24         San Antonio, TX           10,192     3,006     13,894                       3,006     13,662       16,668
First Colony 24         Houston, TX               10,666               19,100            67                   19,167       19,167
Oakview 24              Omaha, NE                 13,115     5,215     16,700            59         5,215     16,759       21,974
Leawood 20              Kansas City, MO            8,815     3,714     12,086            43         3,714     12,129       15,843
Gulf Pointe 30          Houston, TX               14,398     4,304     21,496            76         4,304     21,572       25,876
South Barrington 30     Chicago, IL               19,140     6,577     27,723            98         6,577     27,821       34,398
Mesquite 30             Dallas, TX                12,949     2,912     20,288            72         2,912     20,360       23,272
Hampton Town Center 24  Norfolk, VA               15,907     3,822     24,678            88         3,822     24,766       28,588
Pompano 18              Pompano Beach, FL          7,600     6,376      9,899         2,426         6,376     12,325       18,701
Raleigh Grand 16        Raleigh, NC                3,967     2,919      5,559                       2,919      5,559        8,478
Paradise 24             Miami, FL                 13,083     2,000     13,000         8,519         2,000     21,519       23,519
Pompano Kmart           Pompano Beach, FL                      600      2,423                         600      2,423        3,023
Pompano Restaurant      Pompano Beach, FL                      200        803           430           200      1,233        1,433
Aliso Viejo 20          Los Angeles, CA           12,240     8,000     14,000                       8,000     14,000       22,000
Bosie Stadium 20        Boise, ID                  7,600               16,003                                 16,003       16,003
Woodridge 18            Chicago, IL                8,681     9,926      8,968                       9,926      8,968       18,894
Cary Crossroads 20      Cary, NC                   9,292     3,352     11,653           155         3,352     11,808       15,160
Tampa Palms 20          Tampa, FL                 11,004     6,000     12,809                       6,000     12,809       18,809
Palms Promenade         San Diego, CA             14,611     7,500     17,750                       7,500     17,750       25,250
On The Border           Dallas, TX                             674                      205           879                     879
Bennigans               Dallas, TX                             565                    1,000           565      1,000        1,565
Bennigans               Houston, TX                            511                      891           652        750        1,402
Texas Land & Cattle     Dallas, TX                             511                    1,008         1,519                   1,519
Texas Roadhouse Grill   Atlanta, GA                            886                                    886                     886
Roadhouse Grill         Atlanta, GA                            868                                    868                     868
Westminster 24          Denver, CO                16,270     5,850     17,314                       5,850     17,314       23,164
Westminster Center      Denver, CO                10,000     6,204     12,600           742         6,204     13,342       19,546
Subway                  Denver, Co                                         27                                     27           27
Westbank Palace 10      Westbank, LA               9,781     4,378     12,330                       4,378     12,330       16,708
Houma Palace 10         Houma, LA                  5,502     2,404      6,780                       2,404      6,780        9,184
Hammond Palace 10       Hammond, LA                5,349     2,404      6,780                       2,404      6,780        9,184
Elmwood Palace 10       Elmwood, LA               14,061     5,264     14,820                       5,264     14,820       20,084
Clearview Palace 12     Clearview, LA              7,336               11,740                                 11,740       11,740
Sterling Forum 30       Sterling Heights, MI      17,117     5,975     17,956         3,400         5,975     21,356       27,331
Olathe Studio 30        Olathe, KS                12,227     4,000     15,935                       4,000     15,935       19,935
Cherrydale 16           Greenville, SC             5,044     1,660      7,570                       1,660      7,570        9,230
Livonia                 Livonia, MI               14,000     4,500     17,525                       4,500     17,525       22,025
Hoffman 22              Alexandria, VA            14,061               22,035                                 22,035       22,035
Little Rock Rave        Little Rock, AR           10,000     3,858      7,990                       3,858      7,990       11,848
                                                --------   -------    -------        ------       -------    -------      -------

      Subtotals carried over to page 49         $421,931   152,545    560,424        19,279       153,899    576,114      730,013
                                                ========   =======    =======        ======       =======    =======      =======




                                              ACCUMULATED     DATE      DEPRECIATION
     DESCRIPTION               MARKET         DEPRECIATION  ACQUIRED       LIFE
----------------------  --------------------  ------------  --------    ------------
Grand 24                Dallas, TX                2,101     11/97 (1)     40 years
Mission Valley 20       San Diego, CA             2,204     11/97 (1)     40 years
Promenade 16            Los Angeles, CA           3,039     11/97 (1)     40 years
Ontario Mills 30        Los Angeles, CA           2,674     11/97 (1)     40 years
Lennox 24               Columbus, OH              1,744     11/97 (1)     40 years
West Olive 16           St. Louis, MO             1,733     11/97 (1)     40 years
Studio 30               Houston, TX               2,755     11/97 (1)     40 years
Huebner Oaks 24         San Antonio, TX           1,879     11/97 (1)     40 years
First Colony 24         Houston, TX               2,909        11/97      40 years
Oakview 24              Omaha, NE                 2,544        11/97      40 years
Leawood 20              Kansas City, MO           1,841        11/97      40 years
Gulf Pointe 30          Houston, TX               3,184         2/98      40 years
South Barrington 30     Chicago, IL               4,049         3/98      40 years
Mesquite 30             Dallas, TX                2,879         4/98      40 years
Hampton Town Center 24  Norfolk, VA               3,394         6/98      40 years
Pompano 18              Pompano Beach, FL         1,652         8/98      40 years
Raleigh Grand 16        Raleigh, NC                 784         8/98      40 years
Paradise 24             Miami, FL                 2,591        11/98      40 years
Pompano Kmart           Pompano Beach, FL           304        11/98      40 years
Pompano Restaurant      Pompano Beach, FL           118        11/98      40 years
Aliso Viejo 20          Los Angeles, CA           1,750        12/98      40 years
Bosie Stadium 20        Boise, ID                 2,000        12/98      40 years
Woodridge 18            Chicago, IL               1,004         6/99      40 years
Cary Crossroads 20      Cary, NC                  1,165         6/99      40 years
Tampa Palms 20          Tampa, FL                 1,308         6/99      40 years
Palms Promenade         San Diego, CA             1,738         6/99      40 years
On The Border           Dallas, TX                             11/97
Bennigans               Dallas, TX                  134        11/97      20 years
Bennigans               Houston, TX                 179        11/97      20 years
Texas Land & Cattle     Dallas, TX                             11/97
Texas Roadhouse Grill   Atlanta, GA                             3/99
Roadhouse Grill         Atlanta, GA                             3/99
Westminster 24          Denver, CO                  902        12/01      40 years
Westminster Center      Denver, CO                  690        12/01      40 years
Subway                  Denver, Co                    9          4/2       5 years
Westbank Palace 10      Westbank, LA                552          3/2      40 years
Houma Palace 10         Houma, LA                   303          3/2      40 years
Hammond Palace 10       Hammond, LA                 303          3/2      40 years
Elmwood Palace 10       Elmwood, LA                 664          3/2      40 years
Clearview Palace 12     Clearview, LA               526          3/2      40 years
Sterling Forum 30       Sterling Heights, MI        858          6/2      40 years
Olathe Studio 30        Olathe, KS                  598          6/2      40 years
Cherrydale 16           Greenville, SC              285          6/2      40 years
Livonia                 Livonia, MI                 621          8/2      40 years
Hoffman 22              Alexandria, VA              689         10/2      40 years
Little Rock Rave        Little Rock, AR             208         12/2      40 years
                                                 ------

      Subtotals carried over to page 49          60,864
                                                 ======

                         ENTERTAINMENT PROPERTIES TRUST

       Continued Schedule III - Real Estate and Accumulated Depreciation

                                December 31, 2003

                                                               INITIAL COST                      GROSS AMOUNT AT DECEMBER 31, 2003
                                                           ---------------------                 ---------------------------------
                                                                     BUILDINGS,     ADDITIONS               BUILDINGS,
                                                                     EQUIPMENT &  SUBSEQUENT TO             EQUIPMENT &
     DESCRIPTION               MARKET         ENCUMBRANCE    LAND   IMPROVEMENTS   ACQUISITION      LAND   IMPROVEMENTS    TOTAL
----------------------  --------------------  -----------  -------  ------------  -------------   -------  ------------   -------
Subtotal from page 48       n/a                 $421,931   152,545    560,424        19,279       153,899    576,114      730,013
AmStar Cinema 16        Macon, GA                            1,982      5,056                       1,982      5,056        7,038
Star Southfield Center  Southfield, MI                       8,000     20,520                       8,000     20,520       28,520
Southwind 12            Lawrence, KS                         1,500      3,526                       1,500      3,526        5,026
Veterans 24             Tampa, FL                 14,624     6,100     18,431                       6,100     18,431       24,531
New Roc City            New Rochelle, NY          70,000     6,100     97,601                       6,100     97,601      103,701
Harbour View Station    Suffolk, VA                          3,255      9,206                       3,255      9,206       12,461
Columbiana Grande 14    Columbiana, SC                       1,000     10,535                       1,000     10,535       11,535
The Grande 18           Hialeah, FL                          7,985                                  7,985                   7,985
Johnny Carino's         Mesquite, TX                           789        990                         789        990        1,779
Hawaiian Adv. Waterpark Garland, TX                                     3,300                                  3,300        3,300
Rocky Mountain Choc.    Westminster, CO                                    16                                     16           16
Leasing Commissions     Various                                           224                                    224          224
Development             Various                             29,152                                 29,152                  29,152
                                                --------   -------    -------        ------       -------    -------      -------
              Total                             $506,555   218,408    729,829        19,279       219,762    745,519      965,281
                                                ========   =======    =======        ======       =======    =======      =======

                                              ACCUMULATED     DATE      DEPRECIATION
     DESCRIPTION               MARKET         DEPRECIATION  ACQUIRED       LIFE
----------------------  --------------------  ------------  --------    ------------
Subtotal from page 48       n/a                  60,864          n/a           n/a
AmStar Cinema 16        Macon, GA                    95          3/3      40 years
Star Southfield Center  Southfield, MI              403          5/3      40 years
Southwind 12            Lawrence, KS                 51          6/3      40 years
Veterans 24             Tampa, FL                   269          6/3      40 years
New Roc City            New Rochelle, NY          3,219         10/3      40 years
Harbour View Station    Suffolk, VA                  34         11/3      40 years
Columbiana Grande 14    Columbiana, SC              139         11/3      40 years
The Grande 18           Hialeah, FL                             12/3      40 years
Johnny Carino's         Mesquite, TX                 20          3/3      40 years
Hawaiian Adv. Waterpark Garland, TX                  90          6/3      20 years
Rocky Mountain Choc.    Westminster, CO                         11/3      10 years
Leasing Commissions     Various                       1
Development             Various
                                                 ------
              Total                              65,185
                                                 ======

                         ENTERTAINMENT PROPERTIES TRUST

             Schedule III - Real Estate and Accumulated Depreciation

                                December 31, 2002

                                                               INITIAL COST                      GROSS AMOUNT AT DECEMBER 31, 2002
                                                           ---------------------   ADDITIONS     ---------------------------------
                                                                    BUILDINGS &   SUBSEQUENT TO             BUILDINGS &
     DESCRIPTION             MARKET           ENCUMBRANCE   LAND    IMPROVEMENTS   ACQUISITION     LAND     IMPROVEMENTS     TOTAL
----------------------  -----------------     -----------  -------  ------------  -------------  -------    ------------    -------
Grand 24                Dallas, TX             $ 11,383      3,060     15,540                      3,060       15,281        18,341
Mission Valley 20       San Diego, CA             9,948                16,300                                  16,028        16,028
Promenade 16            Los Angeles, CA          17,456      6,021     22,479                      6,021       22,104        28,125
Ontario Mills 30        Los Angeles, CA          15,498      5,521     19,779                      5,521       19,450        24,971
Lennox 24               Columbus, OH              7,873                12,900                                  12,685        12,685
West Olive 16           St. Louis, MO            10,915      4,985     12,815                      4,985       12,602        17,587
Studio 30               Houston, TX              16,175      6,023     20,377                      6,023       20,037        26,060
Huebner Oaks 24         San Antonio, TX          10,345      3,006     13,894                      3,006       13,662        16,668
First Colony 24         Houston, TX              10,959                19,100            67                    19,167        19,167
Oakview 24              Omaha, NE                 9,582      5,215     16,700            59        5,215       16,759        21,974
Leawood 20              Kansas City, MO           9,057      3,714     12,086            43        3,714       12,129        15,843
Gulf Pointe 30          Houston, TX              14,793      4,304     21,496            76        4,304       21,572        25,876
South Barrington 30     Chicago, IL              19,665      6,577     27,723            98        6,577       27,821        34,398
Mesquite 30             Dallas, TX               13,305      2,912     20,288            72        2,912       20,360        23,272
Hampton Town Center 24  Norfolk, VA              16,344      3,822     24,678            88        3,822       24,766        28,588
Pompano 18              Pompano Beach, FL         7,716      6,376      9,899         2,426        6,376       12,325        18,701
Raleigh Grand 16        Raleigh, NC               4,028      2,919      5,559                      2,919        5,559         8,478
Paradise 24             Miami, FL                13,442      2,000     13,000         8,519        2,000       21,519        23,519
Pompano Kmart           Pompano Beach, FL         1,789        600      2,423                        600        2,423         3,023
Nickels Restaurant      Pompano Beach, FL           589        200        803                        200          803         1,003
Aliso Viejo 20          Los Angeles, CA          12,577      8,000     14,000                      8,000       14,000        22,000
Bosie Stadium 20        Boise, ID                 7,716                16,003                                  16,003        16,003
Woodridge 18            Chicago, IL              11,451      9,926      8,968                      9,926        8,968        18,894
Cary Crossroads 20      Cary, NC                  9,058      3,352     11,653           155        3,352       11,808        15,160
Tampa Palms 20          Tampa, FL                11,387      6,000     12,809                      6,000       12,809        18,809
Palms Promenade         San Diego, CA            15,317      7,500     17,750                      7,500       17,750        25,250
On The Border           Dallas, TX                  549        674                      205          879                        879
Bennigans               Dallas, TX                  958        565                    1,000          565        1,000         1,565
Bennigans               Houston, TX                 856        511                      891          652          750         1,402
Texas Land & Cattle     Dallas, TX                  949        511                    1,008        1,519                      1,519
Texas Roadhouse Grill   Atlanta, GA                 554        886                                   886                        886
Roadhouse Grill         Atlanta, GA                 543        868                                   868                        868
Westminster 24          Denver, CO               16,840      5,850     17,314                      5,850       17,314        23,164
Westminster Center      Denver, CO                           6,204     12,600           733        6,204       13,333        19,537
Subway                  Denver, Co                                         27                                      27            27
Westbank Palace 10      Westbank, LA              5,471      4,378     12,330                      4,378       12,330        16,708
Houma Palace 10         Houma, LA                 3,028      2,404      6,780                      2,404        6,780         9,184
Hammond Palace 10       Hammond, LA               3,028      2,404      6,780                      2,404        6,780         9,184
Elmwood Palace 10       Elmwood, LA               6,890      5,264     14,820                      5,264       14,820        20,084
Clearview Palace 12     Clearview, LA             3,919                11,740                                  11,740        11,740
Sterling Forum 30       Sterling Heights, MI      7,998      5,975     17,956                      5,975       17,957        23,932
Olathe Studio 30        Olathe, KS                6,666      4,000     15,935                      4,000       15,935        19,935
Cherrydale 16           Greenville, SC                       1,660      7,570                      1,660        7,570         9,230
Livonia                 Livonia, MI                          4,500     17,525                      4,500       17,525        22,025
Hoffman 22              Alexandria, VA                                 22,035                                  22,035        22,035
Little Rock Rave        Little Rock, AR                      3,858      7,990                      3,858        7,990        11,848
Development             Various                      --     12,218        367           400       12,985           --        12,985
                                               --------    -------    -------        ------      -------      -------       -------
             Total                             $346,617    164,763    560,791        15,840      166,884      572,276       739,160
                                               ========    =======    =======        ======      =======      =======       =======

                                               ACCUMULATED     DATE       DEPRECIATION
     DESCRIPTION             MARKET            DEPRECIATION  ACQUIRED         LIFE
----------------------  -----------------      ------------  ---------    ------------
Grand 24                Dallas, TX                 1,719        11/97 (1)   40 years
Mission Valley 20       San Diego, CA              1,803        11/97 (1)   40 years
Promenade 16            Los Angeles, CA            2,487        11/97 (1)   40 years
Ontario Mills 30        Los Angeles, CA            2,188        11/97 (1)   40 years
Lennox 24               Columbus, OH               1,427        11/97 (1)   40 years
West Olive 16           St. Louis, MO              1,418        11/97 (1)   40 years
Studio 30               Houston, TX                2,254        11/97 (1)   40 years
Huebner Oaks 24         San Antonio, TX            1,537        11/97 (1)   40 years
First Colony 24         Houston, TX                2,430        11/97       40 years
Oakview 24              Omaha, NE                  2,125        11/97       40 years
Leawood 20              Kansas City, MO            1,538        11/97       40 years
Gulf Pointe 30          Houston, TX                2,645         2/98       40 years
South Barrington 30     Chicago, IL                3,354         3/98       40 years
Mesquite 30             Dallas, TX                 2,370         4/98       40 years
Hampton Town Center 24  Norfolk, VA                2,777         6/98       40 years
Pompano 18              Pompano Beach, FL          1,344         8/98       40 years
Raleigh Grand 16        Raleigh, NC                  645         8/98       40 years
Paradise 24             Miami, FL                  2,053        11/98       40 years
Pompano Kmart           Pompano Beach, FL            243        11/98       40 years
Nickels Restaurant      Pompano Beach, FL             80        11/98       40 years
Aliso Viejo 20          Los Angeles, CA            1,400        12/98       40 years
Bosie Stadium 20        Boise, ID                  1,600        12/98       40 years
Woodridge 18            Chicago, IL                  780         6/99       40 years
Cary Crossroads 20      Cary, NC                     874         6/99       40 years
Tampa Palms 20          Tampa, FL                    987         6/99       40 years
Palms Promenade         San Diego, CA              1,294         6/99       40 years
On The Border           Dallas, TX                              11/97
Bennigans               Dallas, TX                    71        11/97       20 years
Bennigans               Houston, TX                   83        11/97       20 years
Texas Land & Cattle     Dallas, TX                              11/97
Texas Roadhouse Grill   Atlanta, GA                              3/99
Roadhouse Grill         Atlanta, GA                              3/99
Westminster 24          Denver, CO                   469        12/01       40 years
Westminster Center      Denver, CO                   356        12/01       40 years
Subway                  Denver, Co                     4          4/2        5 years
Westbank Palace 10      Westbank, LA                 244          3/2       40 years
Houma Palace 10         Houma, LA                    134          3/2       40 years
Hammond Palace 10       Hammond, LA                  134          3/2       40 years
Elmwood Palace 10       Elmwood, LA                  293          3/2       40 years
Clearview Palace 12     Clearview, LA                232          3/2       40 years
Sterling Forum 30       Sterling Heights, MI         224          6/2       40 years
Olathe Studio 30        Olathe, KS                   199          6/2       40 years
Cherrydale 16           Greenville, SC                95          6/2       40 years
Livonia                 Livonia, MI                  182          8/2       40 years
Hoffman 22              Alexandria, VA               138         10/2       40 years
Little Rock Rave        Little Rock, AR                8         12/2       40 years
Development             Various                       --
                                                  ------
             Total                                46,238
                                                  ======

                         ENTERTAINMENT PROPERTIES TRUST

                                 Reconciliation

                                December 31, 2003

Real Estate:
    Reconciliation:
        Balance at beginning of the year                                               $  739,160
        Acquisition of rental properties during the year                                  209,954
        Acquisition of development properties, including related capitalized
                       costs, during the year                                              16,167
                                                                                       ----------
        Balance at close of year                                                       $  965,281
                                                                                       ==========

See accompanying independent auditor's report.

                         ENTERTAINMENT PROPERTIES TRUST

       Schedule III - Real Estate and Accumulated Depreciation (continued)
                                 Reconciliation

                                December 31, 2002

Real Estate:
     Reconciliation:
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company previously reported a change in certifying accountants for 2002 in its current report on Form 8-K filed on April 12, 2002.

ITEM 9A. CONTROLS AND PROCEDURES

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") and Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this annual report. Based on that review and evaluation, the CEO and CFO have concluded that the Company's current disclosure controls and procedures, as designed and implemented, were effective. There have been no significant changes in the Company's internal controls subsequent to the date of their evaluation. There were no significant material weaknesses identified in the course of such review and evaluation and, therefore, no corrective measures were taken by the Company.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 12, 2004 (the "Proxy Statement"), contains under the captions "Election of Trustees", "Officers", and "Section 16(a) Beneficial Ownership Reporting Compliance" the information required by Item 10 of this Form 10-K, which information is incorporated herein by this reference.

We have adopted a Code of Business Conduct and Ethics that applies to our Chief Executive Officer, Chief Financial Officer, and all other officers, employees and trustees. A copy of the Code may be viewed on our website at www.eprkc.com.

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

                                     PART IV

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Proxy Statement contains under the caption "Ratification of Appointment of Independent Auditors" the information required by Item 14 of this Form 10-K, which information is incorporated herein by this reference.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Exhibits, Financial Statements and Financial Statement Schedules:

         Financial Statements:

         Reports of Independent Auditors

         Consolidated Balance Sheets as of December 31, 2003 and 2002.

         Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001.

         Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2003, 2002 and 2001.

         Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001.

         Notes to Consolidated Financial Statements

(b)      Reports on Form 8-K:

         Form 8-K filed October 23, 2003 in connection with the release of the Company's earnings for the quarter ended September 30, 2003

         Form 8-K filed November 12, 2003 announcing the acquisition of interest in New Roc Associates, LP, which occurred on October 27, 2003, and as amended by Form 8-K/A on January 12, 2004.

(c)      Exhibits

         21       Subsidiaries of the Company

         23.1     Consent of KPMG LLP

         23.2     Consent of Ernst & Young LLP

         31       Certifications pursuant to Section 302 of the Sarbanes-Oxley
                  Act

         32 Certifications furnished pursuant to Section 906 of the Sarbanes-Oxley Act.

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

                                       ENTERTAINMENT PROPERTIES TRUST

    Dated: March 5, 2004         By    /s/ David M. Brain
                                    -------------------------------------------
                                    David M. Brain, President - Chief Executive
                                     Officer

    Dated: March 5, 2004         By   /s/ Fred L. Kennon
                                    -------------------------------------------
                                    Fred L. Kennon, Vice President - Chief
                                     Financial Officer Treasurer and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

              SIGNATURE AND TITLE                                           DATE
------------------------------------------------------                 -------------
/s/ Robert J. Druten                                                   March 5, 2004
-------------------------------------------------
Robert J. Druten, Chairman of the Board

/s/ David M. Brain                                                     March 5, 2004
------------------------------------------------
David M. Brain, Chief Executive Officer and Trustee

/s/ Morgan G. Earnest, II                                              March 5, 2004
----------------------------------------------
Morgan G. Earnest, II, Trustee

/s/ Scott H. Ward                                                      March 5, 2004
-------------------------------------------------
Scott H. Ward, Trustee

/s/ James A. Olson                                                     March 5, 2004
------------------------------------------------
James A. Olson, Trustee

                                  EXHIBIT INDEX

           Exhibit                             Description
---------------------------- ---------------------------------------------------------
21                           Subsidiaries of the Company

23.1                         Consent of KPMG LLP

23.2                         Consent of Ernst & Young LLP

31                           Certifications Pursuant to Section 302 of the
                             Sarbanes-Oxley Act

32                           Certifications Furnished Pursuant to Section 906 of the
                             Sarbanes-Oxley Act