Form 10-K/A
period 2003-12-31
ENTERTAINMENT PROPERTIES TRUST
filed 2004-04-15
CIK 1045450

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

                               -------------------



|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM            TO
                                            ----------    ----------

                         Commission file number 1-13561
                               -------------------
                         ENTERTAINMENT PROPERTIES TRUST
             (Exact name of Registrant as specified in its charter)
                               -------------------



            MARYLAND                                     43-1790877
  (State or other jurisdiction              (I.R.S. Employer identification no.)
of incorporation or organization)

30 PERSHING ROAD, UNION STATION SUITE 201                  64108
       KANSAS CITY, MISSOURI                             (Zip code)
(Address of principal executive offices)

                                 (816) 472-1700
               Registrant's telephone number, including area code

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

    TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Shares of Beneficial                       New York Stock Exchange
    Interest, par value
      $0.01 per share

  9.5% Series A Cumulative                        New York Stock Exchange
Preferred Shares, par value
      $0.01 per share

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES |X|    NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES |X| NO |_|

THE AGGREGATE MARKET VALUE OF THE COMMON SHARES OF BENEFICIAL INTEREST ("COMMON SHARES") OF THE REGISTRANT HELD BY NON-AFFILIATES AS OF JUNE 30, 2003 WAS $492,933,844 (BASED ON THE CLOSING SALES PRICE PER COMMON SHARE ON THE NEW YORK STOCK EXCHANGE ON JUNE 30, 2003 OF $28.75). AT FEBRUARY 13, 2004, THERE WERE 19,661,496 COMMON SHARES OUTSTANDING.

                         ENTERTAINMENT PROPERTIES TRUST
                                TABLE OF CONTENTS

Explanatory Note............................................................  i

List of Exhibits............................................................  1

Signatures..................................................................  4

Exhibit Index...............................................................  5



EXPLANATORY NOTE

     Entertainment Properties Trust ("EPR") is filing this amendment to its annual report on Form 10-K for the year ended December 31, 2003 ("Form 10-K") solely for the purpose of revising the List of Exhibits in Item 15(c) of the Form 10-K, filing certain exhibits and revising the Exhibit Index. As originally filed, the List of Exhibits inadvertently omitted certain documents. The List of Exhibits contained herein includes the exhibits required by Item 601 of Regulation S-K for a Form 10-K filing, and documents not incorporated by reference are filed as exhibits herewith as reflected in the Exhibit Index.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

 (C)  EXHIBITS

EXHIBIT NO.         DESCRIPTION
------------------- ------------------------------------------------------------
3.1                 Amended and  Restated  Declaration  of Trust of the Company,
                    which is attached as Exhibit  3.2 to the  Company's  Current
                    Report on Form 8-K  (Commission  File No.  1-13561) filed on
                    June 7, 1999, is hereby incorporated by reference as Exhibit
                    3.1
------------------- ------------------------------------------------------------
3.2                 Bylaws of the Company,  which are attached as Exhibit 3.3 to the Company's  Current Report on Form 8-K  (Commission  File
                    No.  1-13561) filed on June 7, 1999, is hereby  incorporated by reference as Exhibit 3.2
------------------- ------------------------------------------------------------
4.1                 See Exhibit 3.1
------------------- ------------------------------------------------------------
4.2                 See Exhibit 3.2
------------------- ------------------------------------------------------------
4.3                 Form of share  certificate  for common  shares of beneficial interest of the Company, which is attached as Exhibit 4.5 to the  Company's  Registration  Statement  on  Form  S-11,  as
                    amended,    (Registration   No.   333-35281),    is   hereby
                    incorporated by reference as Exhibit 4.3
------------------- ------------------------------------------------------------
4.4                 Articles   Supplementary  of  Preferred  Shares,   which  is
                    attached  as  Exhibit  4.4  to  the  Company's  Form  8-A12B
                    (Commission  File No.  1-13561)  filed on May 24,  2002,  is hereby incorporated by reference as Exhibit 4.4
------------------- ------------------------------------------------------------
4.5                 Form of 9.50% Series A Preferred Share Certificate, which is attached  as  Exhibit  4.5  to  the  Company's  Form  8-A12B
                    (Commission  File No.  1-13561)  filed on May 24,  2002,  is hereby incorporated by reference as Exhibit 4.5
------------------- ------------------------------------------------------------
4.6                 Registration   Rights   Agreement   between    Entertainment
                    Properties  Trust,   Whitby  Centrum  Limited   Partnership,
                    Oakville Centrum Limited Partnership, Kanata Centrum Limited
                    Partnership, Courtney Square Limited Partnership and 2041197
                    Ontario Ltd.,  dated February 24, 2004, which is attached as
                    Exhibit  10.10  to  the  Form  8-K/A  (Commission  File  No.
                    1-13561) filed on March 16, 2004, is hereby  incorporated by reference as Exhibit 4.6
------------------- ------------------------------------------------------------
10.1                Mississauga  Entertainment  Centrum Agreement dated November
                    14, 2003 among  Courtney  Square  Ltd.,  EPR North Trust and
                    Entertainment Properties Trust, which is attached as Exhibit
                    10.1 to the Form 8-K  (Commission  File No.  1-13561)  filed
                    March 15,  2004,  is hereby  incorporated  by  reference  as
                    Exhibit 10.1
------------------- ------------------------------------------------------------
10.2                Oakville  Entertainment Centrum Agreement dated November 14,
                    2003  among  Penex  Winston   Ltd.,   EPR  North  Trust  and
                    Entertainment Properties Trust, which is attached as Exhibit
                    10.2 to the Form 8-K  (Commission  File No.  1-13561)  filed
                    March 15,  2004,  is hereby  incorporated  by  reference  as
                    Exhibit 10.2
------------------- ------------------------------------------------------------
10.3                Whitby  Entertainment  Centrum  Agreement dated November 14,
                    2003  among  Penex   Whitby   Ltd.,   EPR  North  Trust  and
                    Entertainment Properties Trust, which is attached as Exhibit
                    10.3 to the Form 8-K  (Commission  File No.  1-13561)  filed
                    March 15,  2004,  is hereby  incorporated  by  reference  as
                    Exhibit 10.3
------------------- ------------------------------------------------------------
10.4                Kanata Walk Centrum  Agreement dated November 14, 2003 among
                    Penex  Kanata  Ltd.,  Penex Main Ltd.,  EPR North  Trust and
                    Entertainment Properties Trust, which is attached as Exhibit
                    10.4 to the Form 8-K  (Commission  File No.  1-13561)  filed
                    March 15,  2004,  is hereby  incorporated  by  reference  as
                    Exhibit 10.4
------------------- ------------------------------------------------------------
10.5                Amending  Agreements  among Courtney  Square Ltd., EPR North
                    Trust and Entertainment  Properties Trust, which is attached as  Exhibit  10.5  to the  Form  8-K  (Commission  File  No.
                    1-13561)  filed March 15, 2004,  is hereby  incorporated  by reference as Exhibit 10.5
------------------- ------------------------------------------------------------
10.6                Amending  Agreements  among Penex  Winston  Ltd.,  EPR North
                    Trust and Entertainment  Properties Trust, which is attached as  Exhibit  10.6  to the  Form  8-K  (Commission  File  No.
                    1-13561)  filed March 15, 2004,  is hereby  incorporated  by reference as Exhibit 10.6
------------------- ------------------------------------------------------------
10.7                Amending Agreements among Penex Whitby Ltd., EPR North Trust and  Entertainment  Properties  Trust,  which is attached as
                    Exhibit 10.7 to the Form 8-K  (Commission  File No. 1-13561)
                    filed March 15, 2004, is hereby incorporated by reference as
                    Exhibit 10.7
------------------- ------------------------------------------------------------
10.8                Amending  Agreements  among Penex  Kanata  Ltd.,  Penex Main
                    Ltd., EPR North Trust and  Entertainment  Properties  Trust,
                    which  is  attached   as  Exhibit   10.8  to  the  Form  8-K
                    (Commission  File No.  1-13561)  filed  March 15,  2004,  is hereby incorporated by reference as Exhibit 10.8
------------------- ------------------------------------------------------------
10.9                Note  Purchase  Agreement  dated  February  24, 2004 between
                    Entertainment  Properties  Trust and Courtney Square Limited
                    Partnership,  Whitby Centrum Limited  Partnership,  Oakville
                    Centrum
------------------- ------------------------------------------------------------

------------------- ------------------------------------------------------------
                    Limited Partnership and Kanata Centrum Limited Partnership, which is attached as Exhibit 10.9 to the Form 8-K (Commission File No. 1-13561) filed March 15, 2004, is hereby incorporated by reference as Exhibit 10.9
------------------- ------------------------------------------------------------
10.10 Registration Rights Agreement between Entertainment Properties Trust, Whitby Centrum Limited Partnership, Oakville Centrum Limited Partnership, Kanata Centrum Limited Partnership, Courtney Square Limited Partnership and 2041197 Ontario Ltd., dated February 24, 2004 (see Exhibit 4.6)
------------------- ------------------------------------------------------------
10.11 Form of Agreement of Sale and Purchase between the Company and American Multi-Cinema, Inc., which is attached as
                    Exhibit 10.1 to Amendment No. 3, filed on November 13, 1997, to the Company's Registration Statement on Form S-11 (Registration No. 333-35281), is hereby incorporated by reference as Exhibit 10.11
------------------- ------------------------------------------------------------
10.12 Form of Option Agreement between the Company and American Multi-Cinema, Inc., which is attached as Exhibit 10.2 to
                    Amendment No. 3, filed on November 13, 1997, to the Company's Registration Statement on Form S-11 (Registration No. 333-35281), is hereby incorporated by reference as
                    Exhibit 10.12
------------------- ------------------------------------------------------------
10.13 Form of Option Agreement between the Company and Clip Funding, Limited Partnership, which is attached as Exhibit
                    10.3 to Amendment No. 3, filed on November 13, 1997, to the Company's Registration Statement on Form S-11 (Registration No. 333-35281), is hereby incorporated by reference as
                    Exhibit 10.13
------------------- ------------------------------------------------------------
10.14 Form of AMCE Right to Purchase Agreement between the Company and AMC Entertainment Inc., which is attached as Exhibit
                    10.4 to Amendment No. 3, filed on November 13, 1997, to the Company's Registration Statement on Form S-11 (Registration No. 333-35281), is hereby incorporated by reference as
                    Exhibit 10.14
------------------- ------------------------------------------------------------
10.15 Form of Lease entered into between the Company and American Multi-Cinema, Inc., which is attached as Exhibit 10.5 to
                    Amendment No. 3, filed on November 13, 1997, to the Company's Registration Statement on Form S-11 (Registration No. 333-35281), is hereby incorporated by reference as
                    Exhibit 10.15
------------------- ------------------------------------------------------------
10.16 Form of Guaranty of Lease entered into between the Company and AMC Entertainment, Inc., which is attached as Exhibit
                    10.6 to Amendment No. 3, filed on November 13, 1997, to the Company's Registration Statement on Form S-11 (Registration No. 333-35281), is hereby incorporated by reference as
                    Exhibit 10.16
------------------- ------------------------------------------------------------
10.17 Amended and Restated Master Credit Agreement, dated March 29, 2004, among the Company, 30 West Pershing, LLC and Fleet National Bank, which is attached as Exhibit 10.1 to the Form 8-K (Commission File No. 1-13561) filed on April 5, 2004, is hereby incorporated by reference as Exhibit 10.17.
------------------- ------------------------------------------------------------
10.18 Loan Agreement, dated March 30, 2004, among the Company, 30 West Pershing, LLC, RBC Capital Markets, Royal Bank of Canada and JP Morgan Chase Bank, which is attached as
                    Exhibit 10.2 to the Form 8-K (Commission File No. 1-13561) filed on April 5, 2004, is hereby incorporated by reference as Exhibit 10.18
------------------- ------------------------------------------------------------
10.19               Form of  Indemnification  Agreement entered into between the
                    Company and each of its trustees and officers, which is attached as Exhibit 10.8 to Amendment No. 1, filed October 28, 1997, to the Company's Registration Statement on Form S-11 (Registration No. 333-35281), is hereby incorporated by reference as Exhibit 10.19
------------------- ------------------------------------------------------------
10.20 1997 Share Incentive Plan, which is attached as Exhibit 10.9 to Amendment No. 2, filed November 5, 1997, to the Company's Registration Statement on Form S-11 (Registration No. 333-35281), is hereby incorporated by reference as Exhibit 10.20
------------------- ------------------------------------------------------------
10.21 Deferred Compensation Plan for Non-Employee Trustees, which is attached as Exhibit 10.10 to Amendment No. 2, filed November 5, 1997, to the Company's Registration Statement on Form S-11 (Registration No. 333-35281), is hereby incorporated by reference as Exhibit 10.21
------------------- ------------------------------------------------------------
10.22 Annual Incentive Program, which is attached as Exhibit 10.11 to Amendment No. 2, filed November 5, 1997, to the Company's Registration Statement on Form S-11 (Registration No. 333-35281), is hereby incorporated by reference as Exhibit 10.22
------------------- ------------------------------------------------------------
10.23 Employment Agreement with David M. Brain, which is attached as Exhibit 10.12 to Amendment No. 1, filed May 20, 2002, to the Company's Registration Statement on Form S-3 (Registration No. 333-87242), is hereby incorporated by reference as Exhibit 10.23
------------------- ------------------------------------------------------------
10.24               Employment  Agreement with Fred L. Kennon is attached hereto as Exhibit 10.24
------------------- ------------------------------------------------------------
10.25 Employment Agreement with Gregory K. Silvers is attached hereto as Exhibit 10.25
------------------- ------------------------------------------------------------

------------------- ------------------------------------------------------------
10.26               Loan  Agreement,  dated as of June  29,  1998,  between  EPT
                    DownREIT II, Inc., as Borrower, and Archon Financial,  L.P.,
                    as  Lender,  which  is  attached  as  Exhibit  10.15  to the
                    Company's  Quarterly  Report  on Form  10-Q for the  quarter ended June 30, 1998 (Commission File No. 1-13561), is hereby incorporated by reference as Exhibit 10.26
------------------- ------------------------------------------------------------
10.27               Mortgage and Security Agreement,  Deed of Trust and Security
                    Agreement and Loan  Agreement for secured loans  aggregating
                    $20.2 million to 3 Theatres, Inc., a wholly-owned subsidiary of EPT DownREIT, Inc., which is attached as Exhibit 10.16 to the Company's  Quarterly Report on Form 10-Q for the quarter ended  March 31,  2000  (Commission  File No.  1-13561),  is hereby incorporated by reference as Exhibit 10.27
------------------- ------------------------------------------------------------
10.28               Mezzanine Loan Agreement,  dated February 14, 2001,  between
                    Megaplex  Holdings,  Inc. and iStar  Funding,  LLC, which is attached as Exhibit 10.18 to the Company's  Annual Report on
                    Form 10-K for the year ended  December 31, 2000  (Commission
                    File No.  1-13561),  is hereby  incorporated by reference as
                    Exhibit 10.28
------------------- ------------------------------------------------------------
10.29               Loan Agreement,  dated February 14, 2001,  between  Megaplex
                    Nine, Inc. and Bear Stearns Funding, Inc., which is attached as Exhibit 10.19 to the Company's Annual Report on Form 10-K
                    for the year ended  December 31, 2000  (Commission  File No.
                    1-13561),  is hereby  incorporated  by  reference as Exhibit
                    10.29
------------------- ------------------------------------------------------------
10.30               Amended and Restated Credit  Agreement,  dated May 18, 2001, between the Company, the subsidiary guarantors party thereto and iStar Financial Inc., which is attached as Exhibit 10.20 to the  Company's  Form 10-Q for the quarter  ended June 30,
                    2001 (Commission File No. 1-13561),  is hereby  incorporated by reference as Exhibit 10.30
------------------- ------------------------------------------------------------
10.31               Second Amended and Restated  Credit  Agreement,  dated as of
                    October 31,  2001,  between  the  Company and SFT II,  Inc., which is attached as Exhibit 10.21 to the  Company's  Annual
                    Report on Form 10-K for the year  ended  December  31,  2001
                    (Commission  File No.  1-13561),  is hereby  incorporated by reference as Exhibit 10.31
------------------- ------------------------------------------------------------
10.32               Limited  Partnership  Interest  Purchase  Agreement,   dated
                    October 27, 2003,  among EPT New Roc GP, Inc.,  EPT New Roc,
                    LLC, LRC Industries,  Inc., DKH - New Roc Associates,  L.P.,
                    LC New Roc  Inc.  and New Roc  Associates,  L.P.,  which  is attached as Exhibit 10.1 to the Form 8-K filed  November 12,
                    2003 (Commission File No. 1-13561),  is hereby  incorporated by reference as Exhibit 10.32
------------------- ------------------------------------------------------------
10.33               Second Amended and Restated Agreement of Limited Partnership
                    of New Roc  Associates,  L.P.,  which is attached as Exhibit
                    10.2 to the Form 8-K filed  November  12,  2003  (Commission
                    File No.  1-13561),  is hereby  incorporated by reference as
                    Exhibit 10.33
------------------- ------------------------------------------------------------
10.34               Loan Agreement,  dated February 27, 2003,  among Flik, Inc., as Borrower, EPT DownREIT,  Inc., as Indemnitor,  and Secore
                    Financial  Corporation,  as  Lender,  which is  attached  as
                    Exhibit   10.21  to  the  Form  8-K  filed   March  4,  2003
                    (Commission  File No.  1-13561),  is hereby  incorporated by reference as Exhibit 10.34
------------------- ------------------------------------------------------------
21*                 Subsidiaries of the Company
------------------- ------------------------------------------------------------
23.1*               Consent of KPMG LLP
------------------- ------------------------------------------------------------
23.2*               Consent of Ernst & Young LLP
------------------- ------------------------------------------------------------
31*                 Certifications Pursuant to Section 302 of the Sarbanes-Oxley
                    Act
------------------- ------------------------------------------------------------
32*                 Certifications  Furnished  Pursuant  to  Section  906 of the
                    Sarbanes-Oxley Act
------------------- ------------------------------------------------------------

*  Previously filed

                    ENTERTAINMENT PROPERTIES TRUST SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                      ENTERTAINMENT PROPERTIES TRUST

Dated:  April 13, 2003                By:  /S/  FRED L. KENNON
                                           -------------------------------
                                           Fred L. Kennon
                                               Vice President - Chief Financial
                                               Officer, Treasurer and Controller

                         ENTERTAINMENT PROPERTIES TRUST
                                  EXHIBIT INDEX

EXHIBIT NO.         DESCRIPTION

10.24 Employment Agreement with Fred L. Kennon is attached hereto as Exhibit 10.24

10.25 Employment Agreement with Gregory K. Silvers is attached hereto as Exhibit 10.25

21*                 Subsidiaries of the Company

23.1*               Consent of KPMG LLP

23.2*               Consent of Ernst & Young LLP

31*                 Certifications Pursuant to Section 302 of the Sarbanes-Oxley
                    Act

32*                 Certifications  Furnished  Pursuant  to  Section  906 of the
                    Sarbanes-Oxley Act


*  Previously filed