Form 10-Q
period 2004-03-31
ENTERTAINMENT PROPERTIES TRUST
filed 2004-05-10
CIK 1045450

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004



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

At April 27, 2004, there were 23,530,029 Common Shares of Beneficial Interest outstanding.

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         ENTERTAINMENT PROPERTIES TRUST
                           Consolidated Balance Sheets
                             (Dollars in thousands)


                                                                                 MARCH 31, 2004         DECEMBER 31, 2003
                                                                                 --------------         -----------------
ASSETS                                                                             (UNAUDITED)
Rental properties, net                                                           $   1,046,071               $   870,944
Land held for development                                                               47,121                    29,152
Investment in joint ventures                                                             2,689                     1,336
Cash and cash equivalents                                                               31,784                    30,527
Restricted cash                                                                          6,495                     6,495
Other assets                                                                            30,167                    27,464
                                                                                 -------------          ----------------
Total assets                                                                     $   1,164,327               $   965,918
                                                                                 =============          ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued liabilities                                         $       9,108               $     2,864
Common dividend payable                                                                 11,512                     9,829
Preferred dividend payable                                                               1,366                     1,366
Unearned rents                                                                           2,281                       895
Long-term debt                                                                         669,997                   506,555
                                                                                 -------------          ----------------
Total liabilities                                                                      694,264                   521,509

Commitments and contingencies                                                                -                         -
Minority interest in consolidated subsidiary                                            21,179                    21,630

Shareholders' equity:
  Common Shares, $.01 par value; 50,000,000 shares authorized; 20,967,848 and
    20,129,749 shares issued at March 31, 2004
    and December 31, 2003, respectively                                                    209                       201
  Preferred Shares, $.01 par value; 5,000,000 shares authorized;
    2,300,000 shares issued                                                                 23                        23
  Additional paid-in-capital                                                           483,562                   454,195
  Treasury shares at cost: 472,200 common shares                                        (6,533)                   (6,533)
  Loans to shareholders                                                                 (3,525)                   (3,525)
  Non-vested shares                                                                     (3,347)                   (1,625)
  Distributions in excess of net income                                                (21,505)                  (19,957)
                                                                                 -------------          ----------------
Shareholders' equity                                                                   448,884                   422,779
                                                                                 -------------          ----------------
Total liabilities and shareholders' equity                                       $   1,164,327               $   965,918
                                                                                 =============          ================

                         ENTERTAINMENT PROPERTIES TRUST
                        Consolidated Statements of Income
                                   (Unaudited)
                  (Dollars in thousands except per share data)


                                                                                     Three Months Ended March 31,
                                                                                    2004                   2003
                                                                                 ---------              ---------
  Rental revenue                                                                 $  27,539              $  20,458
  Other income                                                                          72                    587
                                                                                 ---------              ---------
  Total revenue                                                                     27,611                 21,045

  Property operating expense                                                           641                     95
  General and administrative expense, excluding
   amortization of non-vested shares below                                           1,120                    856
  Interest expense, net                                                              8,818                  7,234
  Depreciation and amortization                                                      5,060                  3,687
  Amortization of non-vested shares                                                    340                    231
                                                                                 ---------              ---------

  Income before minority interest and income from joint ventures                    11,632                  8,942

  Equity in income from joint ventures                                                 128                     91
  Minority interest                                                                   (430)                  (375)
                                                                                 ---------              ---------

  Net income                                                                     $  11,330              $   8,658

  Preferred dividend requirements                                                   (1,366)                (1,366)
                                                                                 ---------              ---------
  Net income available to common shareholders                                    $   9,964              $   7,292
                                                                                 =========              =========


  Net income per common share:
     Basic                                                                       $    0.50              $    0.43
     Diluted                                                                     $    0.49              $    0.42

  Shares used for computation (in thousands):
     Basic                                                                          19,735                 17,074
     Diluted                                                                        21,184                 18,274

  Dividends per common share                                                     $  0.5625              $    0.50
                                                                                 =========              =========

                         ENTERTAINMENT PROPERTIES TRUST
                      Consolidated Statements of Cash Flows
                           (Unaudited - in thousands)

                                                                                              Three Months Ended March 31,
                                                                                                 2004               2003
                                                                                            ----------          ---------
          OPERATING ACTIVITIES
          Net income                                                                        $   11,330          $   8,658
          Adjustments to reconcile net income to net cash provided by operating activities
             Minority interest in net income                                                       430                375
             Equity in income from joint ventures                                                 (128)               (91)
             Depreciation and amortization                                                       5,060              3,687
             Non-cash compensation expense                                                         346                237
             Decrease in other assets                                                            4,783                825
             Decrease in accounts payable and accrued liabilities                                6,244                130
             (Increase) decrease in unearned rents                                               1,386             (3,810)
                                                                                            ----------          ---------
          Net cash provided by operating activities                                             29,451             10,011
                                                                                            ----------          ---------

          INVESTING ACTIVITIES
          Acquisition of rental properties                                                    (204,325)           (10,447)
          Acquisition of development properties                                                (14,902)              (915)
          Distributions from joint ventures                                                        138              8,554
          Proceeds from sale of equity interest in joint venture                                 8,240                  -
          Investment in secured note receivable                                                 (5,000)                 -
          Development and capitalized costs                                                     (3,067)              (229)
                                                                                            ----------          ---------
          Net cash used in investing activities                                               (218,916)            (3,037)
                                                                                            ----------          ---------

          FINANCING ACTIVITIES
          Proceeds from long-term debt                                                         246,609            175,500
          Principal payments on long-term debt                                                 (68,584)           (92,737)
          Deferred financing fees paid                                                          (2,525)            (6,906)
          Proceeds from issuance of common shares, net of costs                                 27,298                123
          Distribution to minority interest                                                       (881)              (750)
          Distribution to shareholders                                                         (11,195)            (9,528)
                                                                                            ----------          ---------
          Net cash provided by financing activities                                            190,722             65,702
                                                                                            ----------          ---------

          Net increase in cash and cash equivalents                                              1,257             72,676
          Cash and cash equivalents at beginning of period                                      30,527             10,091
                                                                                            ----------          ---------
          Cash and cash equivalents at end of period                                        $   31,784          $  82,767
                                                                                            ==========          =========
          SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITY
          Contribution of rental property and related debt to joint venture                 $    9,603          $       -
          Transfer of land held for development to rental property                          $        -          $   1,734
          SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
          Cash paid during three-month period for interest                                  $    8,173          $   6,678
          Issuance of non-vested stock grants to management                                 $    2,062          $   1,304



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION

Entertainment Properties Trust (the Company) is a Maryland real estate investment trust (REIT) organized on August 29, 1997. The Company was formed to acquire and develop entertainment properties including megaplex theatres and entertainment retail centers (ERCs).

2. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The consolidated balance sheet as of December 31, 2003 has been derived from the audited consolidated balance sheet at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2003.

CONCENTRATION OF RISK

American Multi-Cinema, Inc. (AMC) is the lessee of a substantial portion (67%) of the megaplex theatre rental properties held by the Company at March 31, 2004 as a result of a series of sale leaseback transactions pertaining to a number of AMC megaplex theatres. A substantial portion of the Company's revenues (approximately 65%) result from rental payments by AMC under the leases, or its parent, AMC Entertainment, Inc. (AMCE), as the guarantor of AMC's obligations under the leases. AMC Entertainment, Inc. is a publicly held company (AMEX:AEN) and accordingly, their financial information is publicly available.

SHARE BASED COMPENSATION

Share Options
During 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure," which provides alternative methods of accounting for stock-based compensation and amends SFAS No. 123 "Accounting for Stock-Based Compensation." The Company adopted SFAS 148 as of January 1, 2003. Prior to 2003, the Company accounted for stock options issued under its share incentive plan under the recognition and measurement provisions of APB Opinion No. 25 "Accounting for Stock Issued to Employees," and related interpretations.

Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123 prospectively for all employee awards granted, modified, or settled after January 1, 2003. Awards under the Company's plan vest either immediately or up to a period of 5 years. Therefore the cost related to stock based employee compensation related to stock options included in the determination of net income for 2004 and 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards for each period (in thousands):


                                                                     THREE MONTHS ENDED MARCH 31,
                                                                  2004                        2003
                                                               -----------                -----------
Net income available to common shareholders,
     as reported                                               $     9,964                $     7,292
Add:  Stock-based employee compensation
     expense included in reported net income                             6                          6
Deduct:  Total stock-based employee
     compensation expense determined under
     fair value based method for all awards                            (31)                       (32)
                                                               -----------                -----------
Pro forma net income                                           $     9,939                $     7,266
                                                               ===========                ===========
Basic earnings per share:
     As reported                                               $      0.50                $      0.43
     Pro forma                                                 $      0.50                $      0.43
Diluted earnings per share:
     As reported                                               $      0.49                $      0.42
     Pro forma                                                 $      0.49                $      0.42



Restricted Shares
During the first quarter of 2004, the Company issued 55,650 restricted common shares as bonus compensation to executives and other employees of the Company. During the first quarter of 2003, the Company issued 29,579 restricted common shares as bonus compensation to executives and other employees of the Company. Based upon the market price of the Company's common shares on the grant dates, approximately $2.1 million was recognized as non-vested shares issued in the first quarter of 2004.

3. EARNINGS PER SHARE

The following table summarizes the Company's common shares used for computation of basic and diluted earnings per share (in thousands):


                                                                Three months
                                                            ended March 31, 2004
                                                     Income         Shares      Per Share
                                                   (numerator)  (denominator)     Amount
                                                   -----------  -------------   ---------
Basic earnings:
 Income available to common shareholders           $  9,964        19,735        $  0.50
Effect of dilutive securities:
     Stock options                                        -           468          (0.01)
     Contingent shares from conversion of
          minority interest                             430           857              -
 Non-vested common share grants                           -           124              -
                                                   --------     ---------       --------
 Diluted earnings                                    10,394        21,184        $  0.49
                                                   ========     =========       ========



                                                                Three months
                                                            ended March 31, 2003
                                                     Income         Shares      Per Share
                                                   (numerator)  (denominator)     Amount
                                                   -----------  ------------    ---------
Basic earnings:
 Income available to common shareholders           $     7,292        17,074    $    0.43

Effect of dilutive securities:
     Stock options                                           -           219            -
     Contingent shares from conversion of
          minority interest                                375           857        (0.01)
 Non-vested common share grants                              -           124            -
                                                   -----------  ------------    ---------
Diluted earnings                                       $ 7,667        18,274      $  0.42
                                                   ===========  ============    =========


4. PROPERTY ACQUISITIONS

On March 1, 2004, the Company acquired, through a wholly-owned subsidiary, four separate entertainment retail centers anchored by AMC megaplex theatres located in Ontario, Canada for total consideration of $152 million. The properties are the Mississauga Entertainment Centrum located in suburban Toronto, the Oakville Entertainment Centrum located in suburban Toronto, the Whitby Entertainment Centrum located in suburban Toronto, and the Kanata Centrum Walk located in suburban Ottawa.

The fair value of the real properties acquired was approximately US $152 million. Other assets acquired and liabilities assumed were insignificant. Approximately US $27 million of the purchase price consisted of 747,243 restricted common shares of EPR valued at US $36.25 per share. The cash portion of the purchase price was paid in Canadian dollars and financed in part through Canadian-dollar non-recourse fixed-rate mortgage loans provided by GMAC Commercial Mortgage of Canada, Limited of approximately US $97 million.

The following unaudited pro forma result of operations reflects the Company's acquisition as if it had occurred as of the beginning of the period:

                                                        PRO FORMA THREE MONTHS
                                                            ENDED MARCH 31,
                                                         2004            2003
                                                      ----------      ----------
Total revenue                                         $   30,135          23,656

Net income available to common shareholders           $   11,585           8,677

Basic net income per common share                     $     0.59            0.51

Diluted net income per common share                   $     0.57            0.50

On March 30, 2004, the Company acquired three movie theatres previously owned by
AMC: AMC Hamilton 24 in suburban Trenton, New Jersey and AMC Deer Valley 30 and AMC Mesa Grand 24 in suburban Phoenix, AZ. These theatres were acquired for a total acquisition price of $64.2 million using borrowed funds. The properties were in turn leased back to AMC under triple-net leases, and the funds borrowed were repaid with proceeds of the offering of common shares completed on April 26, 2004.

5. COMMON STOCK OFFERING

On April 26, 2004, the Company completed an offering of 2,250,000 common shares. In addition the underwriters exercised the over-allotment option of 337,500 shares for a total issuance of 2,587,500 shares. Net proceeds of the offering were approximately $81.7 million and were used to repay debt of $64.2 million (see note 4), reduce borrowings under our credit line and for other corporate purposes.

6. AMENDMENT OF CREDIT FACILITY

In March, 2004, the Company amended its Fleet Bank Credit Facility to increase the amount of the Facility to $150 million, extend the term to 3 years plus a one year extension and reduce the cost of the facility to a pricing grid of LIBOR plus 175 to 250 basis points. During April, 2004, and in conjunction with the terms of the Fleet Bank Credit Facility amendment, the Company repaid all amounts outstanding under the iStar Credit Facility and terminated the iStar facility. As a result of terminating the iStar Credit Facility, we paid a prepayment penalty of $400 thousand and the Company will record a one-time non-cash expense during the second quarter to write-off approximately $729 thousand of unamortized financing fees related to the iStar facility.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this quarterly report on Form 10-Q. The forward-looking statements included in this discussion and elsewhere in this Form 10-Q involve risks and uncertainties, including anticipated financial performance, business prospects, industry trends, shareholder returns, performance of leases by tenants and other matters, which reflect management's best judgment based on factors currently known. Actual results and experience could differ materially from the anticipated results and other expectations expressed in the Company's forward-looking statements as a result of a number of factors including but not limited to those discussed in this Item and in Item I "Business -- Risk Factors", in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and those discussed in "Risk Factors" in the Company's prospectus filed under Rule 424(b) of the SEC on April 21, 2004.

OVERVIEW

Our primary business strategy is to purchase real estate (land, buildings and other improvements) leased to operators of destination based entertainment and entertainment related properties under long-term, triple-net leases. As of March 31, 2004, we had invested approximately $1.1 million (before accumulated depreciation) in 52 megaplex theatre properties and various restaurant, retail and other properties located in 20 states and Ontario, Canada. As of March 31, 2004, we had invested approximately $47.1 million in development land, for which we actively develop or pursue development projects that we feel would add value to the overall entertainment experience of theatre patrons.

A majority of our properties are leased pursuant to long-term, triple-net leases, under which the tenants typically pay all operating expenses of a property, including, but not limited to, all real estate taxes, assessments and other government charges, insurance, utilities, repairs and maintenance. A majority of our revenues are derived from rents received or accrued under long-term, triple-net leases.

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

CRITICAL ACCOUNTING POLICIES

There have been no changes from the policies discussed in our Annual Report on Form 10-K for the year ended December 31, 2003.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

Rental revenue was 27.6 million for the three months ended March 31, 2004 compared to $20.5 million for the three months ended March 31, 2003. The $7.1 million increase resulted primarily from rental income associated with the property acquisitions completed in 2003 and 2004, base rent increases, percentage rents on existing properties and straight-line rents. In addition, other income decreased by $515 thousand due to a payment received in the first quarter of 2003 related to the claims we filed in the Loews Cineplex bankruptcy proceedings. Percentage rents of $572 thousand and $454 thousand were recognized during the three months ended March 31, 2004 and March 31, 2003, respectively, and straight-line rents were $369 thousand for the three months ended March 31, 2004 compared to no straight-line rents in the prior year.

Our property operating expenses totaled $641 thousand for the three months ended March 31, 2004 compared to $95 thousand for the three months ended March 31, 2003. These expenses arise from our non-triple net retail property operations in Detroit, Michigan; Greenville, South Carolina; Westminster, Colorado; New Rochelle, New York (acquired October 27, 2003); Suffolk, Virginia (acquired November 12, 2003); and Ontario, Canada (acquired March 1, 2004).

Our general and administrative expenses totaled $1.5 million for the three months ended March 31, 2004 compared to $0.9 million for the same period in 2003. Generally, the increase in our operating expenses resulted from the significant growth in our real estate portfolio during 2003 and 2004 and reflect the cost of operating a larger business. A discussion of specific expense categories which affected our operating costs is as follows:

      o Increases in insurance expense, including premiums for both Director and Officer insurance and property and casualty insurance compared to the same quarter in 2003 due to an overall increase in premiums in the insurance market and increases in the size of our real estate portfolio.

      o An increase in fees paid for professional services, primarily for legal and accounting fees related to both the increase in the size of our operations and to compliance with the Sarbanes Oxley Act.

      o An increase in payroll and related expenses attributable to increases in base compensation, bonus awards, payroll taxes related to the vesting of stock grants and stock bonuses, and the addition of two employees.

      o   Increases in franchise and other miscellaneous taxes paid.

Our net interest expense increased by $1.6 million to $8.8 million for the three months ended March 31, 2004 from $7.2 million for the three months ended March 31, 2003. The increase in net interest expense resulted from increases in long-term debt used to finance real estate acquisitions.

Depreciation and amortization expenses totaled $5.1 million for the three months ended March 31, 2004 compared to $3.9 million for the same period in 2003. The $1.2 million increase resulted from the property acquisitions completed in 2003 and 2004.

Income from joint venture totaled $128 thousand for the three months ended March 31, 2004 compared to $91 thousand for the same period in 2003. The increase was due to the addition of the Atlantic-EPR II joint venture on March 1, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $31.8 million at March 31, 2004. In addition, the Company had restricted cash of $6.5 million available for debt service in connection with the $120.5 million mortgage debt due in February 2006.

Mortgage Debt and Credit Facilities

As of March 31, 2004, we had total debt outstanding of $670 million. All of our debt is mortgage debt secured by a substantial portion of our rental properties. Of this debt, $104.2 million was variable rate debt and $565.8 million was fixed rate debt. The $670 million aggregate principal amount of indebtedness had a weighted average interest rate of approximately 6.4% as of March 31, 2004.

At March 31, 2004, we had $20 million in debt outstanding under our $50 million Fleet Bank Credit Facility. The Fleet Bank credit facility is secured and at March 31, 2004, there were six real estate properties pledged. The Fleet Bank credit facility was amended on April 1, 2004 to increase the facility to $150 million.

At March 31, 2004, we had $20 million of debt outstanding under our iSTAR $75 million credit facility. This facility was repaid and terminated on April 1, 2004 with proceeds borrowed under the amended Fleet Credit Facility.

At March 31, 2004, we had $64.2 million of debt outstanding under our acquisition term loan facility used for the purpose of acquiring 3 megaplex theatres in a sale-leaseback transaction on March 30, 2004. This facility was repaid on April 26, 2004 with proceeds from our common share offering (see note
5).

Liquidity Requirements

Short-term liquidity requirements consist primarily of normal recurring corporate operating expenses, debt service requirements and distributions to shareholders. Cash provided by operating activities was $29.7 million for the three months ended March 31, 2004 and $18.5 million for the three months ended March 31, 2003. We anticipate that our cash on hand and cash from operations will provide adequate liquidity to fund the operations of the Company, make interest and principal payments on our debt, and allow distributions to the Company's shareholders and avoidance of corporate level federal income or excise tax in accordance with Internal Revenue Code requirements for qualification as a REIT.

In addition to long term debt and operating lease obligations, EPR had seven theatre projects under construction at March 31, 2004. These theatres will have a total of 116 screens and their total development costs (including land) will be approximately $81.8 million. The Company has already purchased the land for $21.9 million as of March 31, 2004, and plans to fund the remaining estimated development costs of these properties through debt facilities and additional equity. The properties are being developed by the prospective tenants. The cost of development is paid by the Company either in periodic draws or upon successful completion of construction. If management of the Company determines the construction is not being completed in accordance with terms of the development agreements, the Company can discontinue funding of periodic draws or refuse to purchase the completed theatre. Upon successful completion of construction, the Company will lease these theatres to already established theatre operators for approximately $7.6 million in annual rentals.

Off Balance Sheet Arrangements

At March 31, 2004, the Company had a 20% investment interest in two non-consolidated real estate joint ventures, Atlantic-EPR I and Atlantic-EPR II, which are accounted for under the equity method of accounting. We do not anticipate any material impact on our liquidity as a result of any commitments that may arise involving those joint ventures. The following is a brief description of the joint ventures:

On May 11, 2000, the Company completed the formation of a joint venture partnership, Atlantic-EPR I, a Delaware general partnership, with Atlantic of Hamburg, Germany (Atlantic), whereby the Company contributed the AMC Cantera 30 theatre with a carrying value of $33.5 million in exchange for cash proceeds from mortgage financing of $17.8 million and a 100% interest in Atlantic-EPR I. During 2000 through 2002, the Company sold to Atlantic a total of an 80% interest in Atlantic-EPR I in exchange for $14.3 million in cash. The final payment by Atlantic of $8.4 million was paid to the Company in January 2003. The joint venture agreement allows Atlantic to exchange up to a maximum of 10% of its ownership interest in Atlantic-EPR I per year, beginning in 2005, for common shares of the Company or, at the discretion of the Company, cash.

The Company accounts for its investment in Atlantic-EPR I under the equity method of accounting. The Company recognized income of $98.2 thousand and $91 thousand from its investment in this joint venture during the first quarter of 2004 and 2003, respectively.

On March 1, 2004, the Company completed the formation of the second joint venture partnership, Atlantic-EPR II, a Delaware general partnership, with Atlantic, whereby the Company contributed the AMC Tampa Veterans 24 theatre with a carrying value of $24.2 million and related mortgage debt of $14.6 million for a 100% interest in Atlantic-EPR II. Simultaneously on March 1, 2004, the Company sold to Atlantic an 80% interest in Atlantic-EPR II in exchange for $8.2 million in cash. The joint venture agreement allows Atlantic to exchange up to a maximum of 10% of its ownership interest in Atlantic-EPR II per year, beginning in 2007, for common shares of the Company or, at the discretion of the Company, cash.

The Company accounts for its investment in Atlantic-EPR II under the equity method of accounting. The Company recognized income of $29.8 thousand from its investment in this joint venture during first quarter of 2004.

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

The following tables summarize the Company's FFO for the three month periods ended March 31, 2004 and March 31, 2003 (in thousands):

                                                                        Three months
                                                                        ended March 31,
                                                                     2004           2003
                                                                    -------        -------
         Net income available to common shareholders                $ 9,964        $ 7,292
         Add: Real estate depreciation                                5,013          3,641
         Add: Allocated share of joint ventures depreciation             42             32
                                                                    -------        -------
           Basic Funds From Operations                               15,019         10,965
                                                                    -------        -------

         Add: minority interest in net income                           430            375
                                                                    -------        -------
           Diluted Funds From Operations                            $15,449        $11,340
                                                                    =======        =======

         FFO per common share:
         Basic                                                      $  0.76        $  0.64
         Diluted                                                    $  0.73        $  0.62

         Shares used for computation (in thousands):
         Basic                                                       19,735         17,074
         Diluted                                                     21,184         18,274


         Other financial information:
         Straight-lined rental revenue                              $   369        $     -

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December
2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaced FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company adopted FIN 46R on March 31, 2004. The adoption did not have any effect on the Company's 2004 financial statements. Further, the Company does not expect any impact on the financial statements in the future. FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued in May 2003. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For the Company, the Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise was effective as of January 1, 2004, except for mandatory redeemable financial instruments. For certain mandatory redeemable financial instruments, the Statement will be effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatory redeemable financial instruments. As of March 31, 2004, the Company's financial statements have not been impacted by the issuance of FASB Statement No. 150. Further, the Company does not expect any impact on the financial statements in the future.

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

The Company's theatre leases are triple-net leases requiring the tenants to pay substantially all expenses associated with the operation of the properties, thereby minimizing the Company's exposure to increases in costs and operating expenses resulting from inflation. A portion of the Company's retail and restaurant leases are non-triple-net leases. These retail leases represent less than 15% of our total real estate square footage. To the extent any of those leases contain fixed expense reimbursement provisions or limitations, the Company may be subject to increases in costs resulting from inflation.

FORWARD LOOKING INFORMATION
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

WITH THE EXCEPTION OF HISTORICAL INFORMATION, THIS REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS AS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND IDENTIFIED BY SUCH WORDS AS "WILL BE," "INTEND," "CONTINUE," "BELIEVE," "MAY," "EXPECT," "HOPE," "ANTICIPATE," "GOAL," "FORECAST," OR OTHER COMPARABLE TERMS. THE COMPANY'S ACTUAL FINANCIAL CONDITION, RESULTS OF OPERATIONS OR BUSINESS MAY VARY MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD LOOKING STATEMENTS AND INVOLVE VARIOUS RISKS AND UNCERTAINTIES, INCLUDING BUT NOT LIMITED TO THOSE DISCUSSED UNDER "RISK FACTORS" IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2003 AND ITS PROSPECTUS FILED UNDER RULE 424(b) OF THE SEC ON APRIL 21, 2004. INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY FORWARD-LOOKING STATEMENTS.

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

ITEM 4. CONTROLS AND PROCEDURES

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO") and Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2004, the end of the period covered by this report. Based on that review and evaluation, the CEO and CFO have concluded that the Company's current disclosure controls and procedures, as designed and implemented, were effective. There have been no significant changes in the Company's internal controls subsequent to the date of their evaluation. There were no significant material weaknesses identified in the course of such review and evaluation and, therefore, no corrective measures were taken by the Company in the Company's internal control over financial reporting.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than routine litigation and administrative proceedings arising in the ordinary course of business, the Company is not presently involved in any litigation nor, to its knowledge, is any litigation threatened against the Company or its properties, which is reasonably likely to have a material adverse effect on the liquidity or results of operations of the Company.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     A.  Exhibits.

         31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
         31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
         32 Certifications furnished pursuant to Section 906 of the Sarbanes-Oxley Act.

     B.  Reports on Form 8-K.

         Form 8-K filed April 21, 2004 in order to file as an exhibit the Underwriting Agreement with RBC Capital Markets Corporation and J.P. Morgan Securities, Inc.. entered into by the Company in connection with the public offering of the Company's common shares which closed on April 26, 2004.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                ENTERTAINMENT PROPERTIES TRUST

Dated:  May 6, 2004                  By      /s/ David M. Brain
                                        ------------------------------------
                                          David M. Brain, President - Chief
                                          Executive Officer and Trustee

Dated:  May 6, 2004                  By     /s/ Fred L. Kennon
                                        ------------------------------------
                                          Fred L. Kennon, Vice President -
                                          Chief Financial Officer