Form 10-Q
period 2004-06-30
ENTERTAINMENT PROPERTIES TRUST
filed 2004-08-03
CIK 1045450

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                  For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At July 26, 2004, there were 24,541,388 Common Shares of Beneficial Interest outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         ENTERTAINMENT PROPERTIES TRUST
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                 JUNE 30, 2004         DECEMBER 31, 2003
                                                                                 -------------         -----------------
                                                                                  (UNAUDITED)
ASSETS
Rental properties, net                                                          $    1,050,596         $         887,143
Property under development                                                              37,315                    12,953
Investment in joint ventures                                                             2,608                     1,336
Cash and cash equivalents                                                               23,688                    29,284
Restricted cash                                                                         13,258                     7,738
Intangible assets, net                                                                  10,349                       693
Other assets                                                                            34,004                    26,771
                                                                                --------------         -----------------
Total assets                                                                    $    1,171,818         $         965,918
                                                                                ==============         =================
LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued liabilities                                        $        7,253         $           2,864
Common dividend payable                                                                 13,535                     9,829
Preferred dividend payable                                                               1,366                     1,366
Unearned rents                                                                           2,600                       895
Long-term debt                                                                         562,499                   506,555
                                                                                --------------         -----------------
Total liabilities                                                                      587,253                   521,509

Commitments and contingencies                                                                -                         -
Minority interest in consolidated subsidiary                                            21,590                    21,630

Shareholders' equity:
  Common Shares, $.01 par value; 50,000,000 shares authorized; 24,534,065 and
    20,129,749 shares issued at June 30, 2004
    and December 31, 2003, respectively                                                    245                       201
  Preferred Shares, $.01 par value; 5,000,000 shares authorized;
    2,300,000 shares issued and outstanding                                                 23                        23
  Additional paid-in-capital                                                           600,488                   454,195
  Treasury shares at cost: 472,200 common shares                                        (6,533)                   (6,533)
  Loans to shareholders                                                                 (3,525)                   (3,525)
  Non-vested shares                                                                     (3,033)                   (1,625)
  Distributions in excess of net income                                                (24,690)                  (19,957)
                                                                                --------------         -----------------
Shareholders' equity                                                                   562,975                   422,779
                                                                                --------------         -----------------
Total liabilities and shareholders' equity                                      $    1,171,818         $         965,918
                                                                                ==============         =================

                         ENTERTAINMENT PROPERTIES TRUST
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)


                                                               THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                                    2004           2003                 2004          2003
                                                                    ----           ----                 ----          ----
Rental revenue                                                   $ 31,426       $ 21,944             $ 58,964       $ 42,402

Other income                                                           23              -                   95            587
                                                                 --------       --------             --------       --------

Total revenue                                                      31,449         21,944               59,059         42,989

Property operating expense, net                                       484             83                1,125            178
General and administrative expense, excluding
amortization of non-vested shares below                             1,486          1,150                2,606          2,006

Costs associated with loan refinancing                              1,134              -                1,134              -

Interest expense, net                                              10,026          7,477               18,844         14,711

Depreciation and amortization                                       5,955          3,857               11,016          7,544

Amortization of non-vested shares                                     340            232                  680            463
                                                                 --------       --------             --------       --------

Income before income from joint ventures and minority interest     12,024          9,145               23,654         18,087

Equity in income from joint ventures                                  182             97                  310            188

Minority interest                                                    (490)          (375)                (919)          (750)
                                                                 --------       --------             --------       --------

Net income                                                       $ 11,716       $  8,867             $ 23,045       $ 17,525

Preferred dividend requirements                                    (1,366)        (1,366)              (2,731)        (2,731)
                                                                  -------        -------              -------        -------

Net income available to common shareholders                      $ 10,350       $  7,501             $ 20,314       $ 14,794
                                                                 ========       ========             ========       ========

Net income per common share:

  Basic                                                          $   0.47       $   0.44             $   0.97       $   0.86
  Diluted                                                        $   0.46       $   0.43             $   0.94       $   0.85

Shares used for computation (in thousands):

  Basic                                                            22,211         17,137               20,969         17,106

  Diluted                                                          23,551         18,382               22,411         18,332

Dividends per common share                                       $ 0.5625       $   0.50             $  1.125       $   1.00
                                                                 ========       ========             ========       ========

                         ENTERTAINMENT PROPERTIES TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED - IN THOUSANDS)

                                                                                   SIX MONTHS ENDED JUNE 30,
                                                                                      2004         2003
                                                                                    ---------    ---------
OPERATING ACTIVITIES
Net income                                                                          $  23,045    $  17,525
Adjustments to reconcile net income to net cash provided by operating activities:
   Minority interest in net income                                                        919          750
   Equity in income from joint venture                                                   (310)        (188)
   Depreciation and amortization                                                       11,016        7,544
   Non-cash compensation expense to management and trustees                               787          539
   Costs associated with loan refinancing (non-cash portion)                              729            -
   Decrease in other assets                                                             2,009        1,899
   Decrease in receivable from joint venture                                                -        8,438
   Increase in accounts payable and accrued liabilities                                 4,359          428
   Increase (decrease) in unearned rents                                                1,705       (3,354)
                                                                                    ---------    ---------
Net cash provided by operating activities                                              44,259       33,581
                                                                                    ---------    ---------
INVESTING ACTIVITIES
Acquisition of rental properties                                                     (208,213)     (68,636)
Additions to properties under development                                             (11,177)      (6,702)
Distributions from joint venture                                                          401          238
Proceeds from sale of equity interest in joint venture                                  8,240            -
Investment in secured note receivable                                                  (5,000)           -
Development and capitalized costs                                                     (13,185)        (573)
                                                                                    ---------    ---------
Net cash used in investing activities                                                (228,934)     (75,673)
                                                                                    ---------    ---------

FINANCING ACTIVITIES
Proceeds from long-term debt facilities                                               246,609      175,500
Principal payments on long-term debt                                                 (176,082)     (95,171)
Deferred financing fees paid                                                           (5,064)      (7,126)
Proceeds from issuance of common shares, net of costs                                 144,169        1,046
Distribution to minority interest                                                        (960)        (750)
Distribution to shareholders                                                          (24,073)     (19,516)
                                                                                    ---------    ---------
Net cash provided by financing activities                                             184,599       53,983
                                                                                    ---------    ---------

Net increase (decrease) in cash and cash equivalents                                      (76)      11,891
Cash and cash equivalents at beginning of period                                       37,022       16,586
                                                                                    ---------    ---------
Cash and cash equivalents at end of period                                          $  36,946    $  28,477
                                                                                    =========    =========
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITY

Contribution of rental property and related debt to joint venture                   $   9,603    $       -
Transfer of property under development to rental property                           $       -    $   5,509

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during six-month period for interest                                      $  18,326    $  13,871
Issuance of non-vested stock grants to management and trustees                      $   2,090    $   1,304
                                                                                    ---------    ---------

ENTERTAINMENT PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    ORGANIZATION

Entertainment Properties Trust (the Company) is a Maryland real estate investment trust (REIT) organized on August 29, 1997. The Company was formed to acquire and develop entertainment properties including megaplex theatres and entertainment retail centers.

2.    SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

ACCOUNTING FOR ACQUISITIONS

For rental property acquisitions completed after June 30, 2001 (the effective date of SFAS No. 141, "Business Combinations"), the Company considers the fair values of both tangible and intangible assets or liabilities when allocating the purchase price (plus any capitalized costs incurred during the acquisition). Tangible assets may include land, building, tenant improvements, furniture, fixtures and equipment. Intangible assets or liabilities may include values assigned to in-place leases (including the separate values that may be assigned to above-market and below-market in-place leases), the value of tenant relationships, and any assumed financing that is determined to be above or below market terms.

Most of the Company's rental property acquisitions do not involve in-place leases. In such cases, the cost of the acquisition is allocated to the tangible assets based on recent independent appraisals and management judgment. Because the Company typically executes these leases simultaneously with the purchase of the real estate, no value has been ascribed to in-place leases in these transactions.

For rental property acquisitions involving in-place leases, the fair value of the tangible assets is determined by valuing the property as if it were vacant based on management's determination of the relative fair values of the assets. Management determines the as if vacant fair value of a property using recent independent appraisals or methods similar to those used by independent appraisers. The aggregate value of intangible assets or liabilities is measured based on the difference between the stated price plus capitalized costs and the property as if vacant.

In determining the fair value of acquired in-place leases, the Company considers many factors. On a lease-by-lease basis, management considers the present value of the difference between the contractual amounts to be paid pursuant to the leases and management's estimate of fair market lease rates. For above market leases, management considers such differences over the remaining non-cancelable lease terms and for below market leases, management considers such differences over the remaining initial lease terms plus any fixed rate renewal periods. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below market lease values are amortized to income over the remaining initial lease terms plus any fixed rate renewal periods. Management considers several factors in determining the discount rate used in the present value calculations, including the credit risks associated with the respective tenants. If debt is assumed in the acquisition, the determination of whether it is above or below market is based upon a comparison of similar financing terms for similar rental properties.

The fair value of acquired in-place leases also includes management's estimate, on a lease-by-lease basis, of the present value of the following amounts: (i) the value associated with avoiding the cost of originating the acquired in-place leases (i.e. the market cost to execute the leases, including leasing commissions, legal and other related costs); (ii) the value associated with lost revenue related to tenant reimbursable operating costs estimated to be incurred during the assumed re-leasing period, (i.e. real estate taxes, insurance and other operating expenses); (iii) the value associated with lost rental revenue from existing leases during the assumed re-leasing period; and (iv) the value associated with avoided tenant improvement costs or other inducements to secure a tenant lease. These values are amortized over the remaining initial lease term of the respective leases.

The Company also determines the value, if any, associated with customer relationships considering factors such as the nature and extent of the Company's existing business relationship with the tenants, growth prospects for developing new business with the tenants and expectation of lease renewals. The value of customer relationship intangibles is amortized over the remaining initial lease terms plus any renewal periods.

Management of the Company reviews the carrying value of intangible assets for impairment on an annual basis. Intangible assets consist of the following (in thousands):

                               JUNE 30, 2004      DECEMBER 31, 2003
                               -------------      -----------------
In-place leases, net of
  accumulated amortization of
  $303 thousand and $0         $       9,656      $              -
Goodwill                                 693                   693
                               -------------      ----------------
Total intangible assets, net   $      10,349      $            693
                               =============      ================

In-place leases, net at June 30, 2004 of approximately $9.7 million relate solely to four entertainment retail centers in Ontario, Canada that were purchased on March 1, 2004. Amortization expense related to in-place leases was $303 thousand for the six months ended June 30, 2004. There was no amortization expense related to in-place leases for the six months ended June 30, 2003.

CONCENTRATION OF RISK

American Multi-Cinema, Inc. (AMC) is the lessee of a substantial portion (66%) of the megaplex theatre rental properties held by the Company at June 30, 2004 as a result of a series of sale leaseback transactions pertaining to a number of AMC megaplex theatres. A substantial portion of the Company's revenues (approximately 61%) result from rental payments by AMC under the leases, or its parent, AMC Entertainment, Inc. (AMCE), as the guarantor of AMC's obligations under the leases. AMC Entertainment, Inc. is a publicly held company (AMEX:AEN) and accordingly, their financial information is publicly available.

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


                                                    SIX MONTHS ENDED JUNE 30,
                                                     2004              2003
                                                     ----              ----
Net income available to common shareholders,
     as reported                                  $   20,314       $      14,794
Add:  Stock-based employee compensation
     expense included in reported net income              14                  13
Deduct:  Total stock-based employee
     compensation expense determined under
     fair value based method for all awards              (62)                (77)
                                                  ----------       -------------
Pro forma net income                              $   20,266       $      14,730
                                                  ==========       =============
Basic earnings per share:
     As reported                                  $     0.97       $        0.86
     Pro forma                                    $     0.97       $        0.86
Diluted earnings per share:
     As reported                                  $     0.94       $        0.85
     Pro forma                                    $     0.94       $        0.84

Restricted Shares

During the first quarter of 2004, the Company issued 55,650 restricted common shares as bonus compensation to executives and other employees of the Company. During the first quarter of 2003, the Company issued 29,579 restricted common shares as bonus compensation to executives and other employees of the Company. Based upon the market price of the Company's common shares on the grant dates, approximately $2.1 million in non-vested shares were issued in the first quarter of 2004.

During the second quarter of 2004, the Company issued 856 restricted common shares as long-term retainers to Trustees of the Company. Based upon the market price of the Company's common shares on the grant dates, approximately $28,000 in non-vested shares were issued in the second quarter of 2004.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior period amounts to conform to the current period presentation.

3.    EARNINGS PER SHARE

The following table summarizes the Company's common shares used for computation of basic and diluted earnings per share (in thousands):

                                                             THREE MONTHS                                SIX MONTHS
                                                         ENDED JUNE 30, 2004                        ENDED JUNE 30, 2004
                                                 INCOME         SHARES       PER SHARE      INCOME          SHARES       PER SHARE
                                               (NUMERATOR)   (DENOMINATOR)     AMOUNT     (NUMERATOR)   (DENOMINATOR)      AMOUNT
                                               -----------   -------------     ------     -----------   -------------      ------
Basic earnings:
 Income available to common shareholders       $   10,350          22,211    $    0.47    $   20,314           20,969    $    0.97
Effect of dilutive securities:

     Stock options                                      -             352        (0.01)            -              454        (0.02)

     Contingent shares from conversion of
          minority interest                           375             857            -           750              857            -

 Non-vested common share grants                         -             131            -             -              131        (0.01)
                                               ----------    ------------    ---------    ----------    -------------    ---------
Diluted earnings                               $   10,725          23,551    $    0.46    $   21,064           22,411    $    0.94
                                               ==========    ============    =========    ==========    =============    =========

                                                              THREE MONTHS                               SIX MONTHS
                                                          ENDED JUNE 30, 2003                       ENDED JUNE 30, 2003
                                                   INCOME       SHARES       PER SHARE       INCOME         SHARES       PER SHARE
                                                (NUMERATOR)  (DENOMINATOR)      AMOUNT    (NUMERATOR)   (DENOMINATOR)     AMOUNT
                                                -----------  -------------      ------    -----------   -------------     ------
Basic earnings:
 Income available to common shareholders       $    7,501          17,137    $    0.44    $   14,794           17,106    $    0.86
Effect of dilutive securities:

     Stock options                                      -             264        (0.01)            -              245        (0.01)

     Contingent shares from conversion of
          minority interest                           375             857            -           750              857            -

 Non-vested common share grants                         -             124            -             -              124            -
                                               ----------    ------------    ---------    ----------    -------------    ---------

Diluted earnings                               $     7,876         18,382    $    0.43    $   15,544           18,332    $    0.85
                                               ===========   ============    =========    ==========    =============    =========

4. PROPERTY ACQUISITIONS

On March 1, 2004, the Company acquired, through a wholly-owned subsidiary, four separate entertainment retail centers anchored by AMC megaplex theatres located in Ontario, Canada for total consideration of US $152 million. The properties are the Mississauga Entertainment Centrum located in suburban Toronto, the Oakville Entertainment Centrum located in suburban Toronto, the Whitby Entertainment Centrum located in suburban Toronto, and the Kanata Centrum Walk located in suburban Ottawa.

The fair value of the real properties acquired was approximately US $152 million. In accordance with Statement of Financial Accounting Standard (SFAS) No. 141 (described in Note 1), the Company allocated approximately $10 million of the purchase price to in-place leases and is amortizing this value over the remaining non-cancelable lease terms ranging from 5 to 19 years. Approximately US $27 million of the purchase price consisted of 747,243 restricted common shares of EPR valued at US $36.25 per share. The cash portion of the purchase price was paid in Canadian dollars and financed in part through Canadian-dollar non-recourse fixed-rate mortgage loans provided by GMAC Commercial Mortgage of Canada, Limited of approximately US $97 million.

The following unaudited pro forma results of operations reflects the Company's acquisition as if it had occurred as of the beginning of the period:

                                                  PRO FORMA SIX MONTHS ENDED JUNE 30,
                                                             2004           2003
                                                             ----          -----
Total revenue                                         $    61,654          50,719
Net income available to common shareholders           $    20,612          17,173
Basic net income per common share                     $      0.98            0.96
Diluted net income per common share                   $      0.96            0.94

5. COMMON STOCK OFFERINGS

On April 26, 2004, the Company completed an offering of 2,250,000 common shares. In addition, the underwriters exercised the over-allotment option of 337,500 shares for a total issuance of 2,587,500 shares. Net proceeds of the offering were approximately $81.7 million and were used initially to repay debt of $64.2 million, reduce borrowings under our credit line and for other corporate purposes.

On June 28, 2004, the Company completed an offering of 1,000,000 common shares. Net proceeds of the offering were approximately $35.4 million and were used initially to reduce borrowings under our credit line and for other corporate purposes.

6. AMENDMENT OF CREDIT FACILITY

In March, 2004, the Company amended its Revolving Bank Credit Facility to increase the amount of the Facility to $150 million, extend the term to 3 years plus a one year extension and reduce the cost of the facility to a pricing grid of LIBOR plus 175 to 250 basis points. During April 2004, and in conjunction with the terms of the Revolving Bank Credit Facility amendment, the Company repaid all amounts outstanding under the iStar Credit Facility and terminated the iStar facility. As a result of terminating its iStar Credit Facility, the Company paid a prepayment penalty of $405 thousand and recorded a non-cash expense to write-off $729 thousand of remaining unamortized financing fees. These amounts are included in "Costs associated with loan refinancing" in the accompanying statements of income for the three and six months ended June 30, 2004.

7. COMMITMENTS

As of June 30, 2004, the Company has $37.3 million invested in properties under development. The Company has outstanding commitments to fund an additional $58.4 million in improvements on certain of these properties, and it is anticipated that such funding will be completed by December 31, 2004.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this quarterly report on Form 10-Q. The forward-looking statements included in this discussion and elsewhere in this Form 10-Q involve risks and uncertainties, including anticipated financial performance, business prospects, industry trends, shareholder returns, performance of leases by tenants and other matters, which reflect management's best judgment based on factors currently known. Actual results and experience could differ materially from the anticipated results and other expectations expressed in our forward-looking statements as a result of a number of factors including but not limited to those discussed in this Item and in Item I "Business - Risk Factors", in our Annual Report on Form 10-K for the year ended December 31, 2003 and those discussed in "Risk Factors" in our prospectus filed under Rule 424(b) of the SEC on June 22, 2004.

OVERVIEW

Our primary business strategy is to purchase real estate (land, buildings and other improvements) that we lease to operators of destination based entertainment and entertainment related properties. As of June 30, 2004, we had invested approximately $1.2 billion (before accumulated depreciation) in 52 megaplex theatre properties and various restaurant, retail and other properties located in 20 states and Ontario, Canada. As of June 30, 2004, we had invested approximately $37.3 million in development land and construction in progress for theatre and theatre-related developments.

A majority of our properties are leased pursuant to long-term, triple-net leases, under which the tenants typically pay all operating expenses of a property, including, but not limited to, all real estate taxes, assessments and other government charges, insurance, utilities, repairs and maintenance. A majority of our revenues are derived from rents received or accrued under long-term, triple-net leases. We also own multi-tenant properties in which we lease space to operating tenants.

We incur general and administrative expenses including compensation expense for our executive officers and other employees, professional fees and various expenses incurred in the process of identifying, evaluating and acquiring additional properties. We are self-administered and managed by our trustees, executive officers and other employees. Our primary non-cash expense is the depreciation of our properties. We depreciate buildings and improvements on our properties over a seven-year to 40-year period for tax and financial reporting purposes.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying Consolidated Financial Statements and related notes. In preparing these financial statements, management has made its best estimates and assumptions that affect the reported assets and liabilities. The most significant assumptions and estimates relate to revenue recognition, depreciable lives of the real estate, the valuation of real estate and accounting for real estate acquisitions. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ materially from these estimates.

Revenue Recognition

Rents that are fixed and determinable are recognized on a straight-line basis over the term of the lease. Base rent escalation in most of our leases is dependent upon increases in the Consumer Price Index (CPI) and accordingly, management does not include any future base rent escalation amounts on these leases in current revenue. Most of our leases provide for percentage rents based upon the level of sales achieved by the tenant. These percentage rents are recognized once the required sales level is achieved.

Real Estate Useful Lives

We are required to make subjective assessments as to the useful lives of our properties for the purpose of determining the amount of depreciation to reflect on an annual basis with respect to those properties. These assessments have a direct impact on our net income. Depreciation and amortization are provided on the straight-line method over the useful lives of the assets, as follows:

Buildings                                           40 years
Tenant improvements                                 Base term of lease or useful
                                                    life, whichever is
                                                    shorter
Equipment                                           3 to 7 years

Impairment of Real Estate Values

We are required to make subjective assessments as to whether there are impairments in the value of our rental properties. The estimates of impairment may have a direct impact on our consolidated financial statements.

We apply the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We assess the carrying value of our rental properties whenever events or changes in circumstances indicate that the carrying amount of a property may not be recoverable. Certain factors that may occur and indicate that impairments may exist include, but are not limited to: underperformance relative to projected future operating results, tenant difficulties and significant adverse industry or market economic trends. No such indicators existed during 2003 or the first six months of 2004. If an indicator of possible impairment exists, a property is evaluated for impairment by comparing the carrying amount of the property to the estimated undiscounted future cash flows expected to be generated by the property. If the carrying amount of a property exceeds its estimated future cash flows on an undiscounted basis, an impairment charge is recognized by the amount by which the carrying amount of the property exceeds the fair value of the property. Management estimates fair value of our rental properties based on projected discounted cash flows using a discount rate determined by management to be commensurate with the risk inherent in the Company. Management did not record any impairment charges for 2003 or the first six months of 2004.

Real Estate Acquisitions

Upon acquisitions of real estate properties, we make subjective estimates of the fair value of acquired tangible assets (consisting of land, building, tenant improvements, and furniture, fixtures and equipment) and identified intangible assets and liabilities (consisting of above and below market leases, in-place leases, tenant relationships and assumed financing that is determined to be above or below market terms) in accordance with Statement of Financial Accounting Standards (SFAS) No.141, Business Combinations. We utilize methods similar to those used by independent appraisers in making these estimates. Based on these estimates, we allocate purchase price to the applicable assets and liabilities. These estimates have a direct impact on our net income.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

Revenue from property rentals was $31.4 million for the three months ended June 30, 2004 compared to $21.9 million for the three months ended June 30, 2003. The $9.5 million increase resulted primarily from the property acquisitions completed in 2003 and 2004 and from base rent increases and percentage rents on existing properties. Percentage rents of $494 thousand and $243 thousand were recognized during the three months ended June 30, 2004 and 2003, respectively, and straight-line rents were $600 thousand for the three months ended June 30, 2004 compared to no straight-line rents in the prior year.

Our property operating expenses, net totaled $484 thousand for the three months ended June 30, 2004 compared to $83 thousand for the three months ended June 30, 2003. These expenses, net of reimbursements, arise from the operations of our retail centers in Greenville, SC, Westminster, CO, Southfield, MI, Suffolk, VA, Tampa, FL, New Rochelle, NY, and Ontario, Canada.

Our general and administrative expenses totaled $1.5 million for the three months ended June 30, 2004 compared to $1.2 million for the same period in 2003. The increase in operating expenses is due primarily to:

      - Increases in insurance expense, including premiums for both Director and Officer insurance and property and casualty insurance due to an overall increase in premiums in the insurance market and increases in the size of our real estate portfolio.

      - A $99 thousand expense incurred for professional fees on a project that was ultimately not executed.

      - An increase in payroll and related expenses attributable to increases in base compensation, bonus awards, and payroll taxes related to the vesting of stock grants and stock bonuses, and the addition of employees.

Costs associated with loan refinancing for the three months ended June 30, 2004 were $1.1 million. These costs related to the termination of our iStar Credit Facility and consisted of a prepayment penalty of $405 thousand and the write-off of $729 thousand of remaining unamortized financing fees. No such costs were incurred for the three months ended June 30, 2003.

Our net interest expense increased by $2.5 million to $10 million for the three months ended June 30, 2004 from $7.5 million for the three months ended June 30, 2003. The increase in net interest expense primarily resulted from increases in long-term debt used to finance real estate acquisitions.

Depreciation and amortization expense, including amortization of non-vested shares, totaled $6.3 million for the three months ended June 30, 2004 compared to $4.1 million for the same period in 2003. The $2.2 million increase resulted from the property acquisitions completed in 2003 and 2004 and recent grants of restricted shares to management.

Income from joint ventures totaled $182 thousand for the three months ended June 30, 2004 compared to $97 thousand for the same period in 2003. The increase is due to the addition of the Atlantic-EPR II joint venture as of March 1, 2004.

For the three months ended June 30, 2004 minority interest in net income was $490 thousand as compared to $375 thousand in the prior year period. The increase is due to the acquisition of our 71.4% ownership in New Roc Associates, L.P. as of October 27, 2003.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

Revenue from property rentals was $59 million for the six months ended June 30, 2004 compared to $42.4 million for the six months ended June 30, 2003. The $16.6 million increase resulted primarily from the property acquisitions completed in 2003 and 2004 and from base rent increases and percentage rents on existing properties. Percentage rents of $1.2 million and $607 thousand were recognized during the six months ended June 30, 2004 and 2003, respectively, and straight-line rents were $969 thousand for the six months ended June 30, 2004 compared to no straight-line rents in the prior year.

Our property operating expenses, net totaled $1.1 million for the six months ended June 30, 2004 compared to $178 thousand for the six months ended June 30, 2003. These expenses, net of reimbursements, arise from the operations of our retail centers in Greenville, SC, Westminster, CO, Southfield, MI, Suffolk, VA, Tampa, FL, New Rochelle, NY, and Ontario, Canada.

General and administrative expenses totaled $2.6 million for the six months ended June 30, 2004 compared to $2 million for the same period in 2003. The increase in operating expenses is due primarily to:

      - Increases in insurance expense, including premiums for both Director and Officer insurance and property and casualty insurance due to an overall increase in premiums in the insurance market and increases in the size of our real estate portfolio.

      - A $99 thousand expense incurred for professional fees on a project that was ultimately not executed.

      - An increase in payroll and related expenses attributable to increases in base compensation, bonus awards, and payroll taxes related to the vesting of stock grants and stock bonuses, and the addition of employees.

      -     Increases in franchise and other miscellaneous taxes paid.

Costs associated with loan refinancing for the six months ended June 30, 2004 were $1.1 million. These costs related to the termination of our iStar Credit Facility and consisted of a prepayment penalty of $405 thousand and the write-off of $729 thousand of remaining unamortized financing fees. No such costs were incurred for the six months ended June 30, 2003.

Net interest expense increased to $18.8 million for the six months ended June 30, 2004 from $14.7 million for the six months ended June 30, 2003. The $4.1 million increase in net interest expense resulted primarily from increases in long-term debt used to finance real estate acquisitions.

Our depreciation and amortization expense, including amortization of non-vested shares, totaled $11.7 million for the six months ended June 30, 2004 compared to $8 million for the same period in 2003. The $3.7 million increase resulted primarily from the property acquisitions completed in 2003 and 2004 and recent grants of restricted shares to management.

Income from joint ventures totaled $310 thousand for the six months ended June 30, 2004 compared to $188 thousand for the same period in 2003. The increase is due to the addition of the Atlantic-EPR II joint venture as of March 1, 2004.

For the six months ended June 30, 2004 minority interest in net income was $919 thousand as compared to $750 thousand in the prior year period. The increase is due to the acquisition of our 71.4% ownership in New Roc Associates, L.P. as of October 27, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $23.7 million at June 30, 2004. In addition, we had restricted cash of $13.3 million at June 30, 2004.

Mortgage Debt and Credit Facilities

As of June 30, 2004, we had total debt outstanding of $562.5 million. All of our debt is mortgage debt secured by a substantial portion of our rental properties. All of our outstanding debt as of June 30, 2004 was fixed rated debt with a weighted average interest rate of approximately 6.6%.

As of June 30, 2004, we had no debt outstanding under our $150 million Revolving Bank Credit Facility that bears interest at a floating rate and is secured by nine rental properties.

Liquidity Requirements

Short-term liquidity requirements consist primarily of normal recurring corporate operating expenses, debt service requirements and distributions to shareholders. We meet these requirements primarily through cash provided by operating activities. Cash provided by operating activities was $44.3 million for the six months ended June 30, 2004 and $33.6 million for the six months ended June 30, 2003. We anticipate that our cash on hand and cash from operations will provide adequate liquidity to fund our operations, make interest and principal payments on our debt, and allow distributions to our shareholders and avoidance of corporate level federal income or excise tax in accordance with Internal Revenue Code requirements for qualification as a REIT.

We make real estate acquisitions and fund development primarily with funds generated by debt financings and/or equity offerings. EPR had seven theatre projects under construction at June 30, 2004. The properties are being developed by and been pre-leased to the prospective tenants. The cost of development is paid by us either in periodic draws or upon successful completion of construction. These theatres will have a total of 116 screens and their total development costs (including land) will be approximately $87.3 million. Through June 30, 2004, we have invested $28.9 million on these projects (including land), and have commitments to fund an additional $58.4 million in improvements. It is anticipated that such funding will be completed by December 31, 2004 through debt facilities and/or additional equity. Upon successful completion of construction, we have agreed to lease these theatres to the theatre operators for approximately $9.6 million in annual rentals.

Off Balance Sheet Arrangements

At June 30, 2004, we had a 20% investment interest in two non-consolidated real estate joint ventures, Atlantic-EPR I and Atlantic-EPR II, which are accounted for under the equity method of accounting. We do not anticipate any material impact on our liquidity as a result of any commitments that may arise involving those joint ventures. The following is a brief description of the joint ventures:

On May 11, 2000, we completed the formation of a joint venture partnership, Atlantic-EPR I, a Delaware general partnership, with Atlantic of Hamburg, Germany (Atlantic), whereby we contributed the AMC Cantera 30 theatre with a carrying value of $33.5 million in exchange for cash proceeds from mortgage financing of $17.8 million and a 100% interest in Atlantic-EPR I. During 2000 through 2002, we sold to Atlantic a total of an 80% interest in Atlantic-EPR I in exchange for $14.3 million in cash. The final payment by Atlantic of $8.4 million was paid to us in January 2003. The joint venture agreement allows Atlantic to exchange up to a maximum of 10% of its ownership interest in Atlantic-EPR I per year, beginning in 2005, for common shares of EPR or, at our discretion, cash.

We account for our investment in Atlantic-EPR I under the equity method of accounting. We recognized income of $203 thousand and $188 thousand from our investment in this joint venture during the first six months of 2004 and 2003, respectively.

On March 1, 2004, we completed the formation of the second joint venture partnership, Atlantic-EPR II, a Delaware general partnership, with Atlantic, whereby we contributed the AMC Tampa Veterans 24 theatre with a carrying value of $24.2 million and related mortgage debt of $14.6 million for a 100% interest in Atlantic-EPR II. Simultaneously on March 1, 2004, we sold to Atlantic an 80% interest in Atlantic-EPR II in exchange for $8.2 million in cash. The joint venture agreement allows Atlantic to exchange up to a maximum of 10% of its ownership interest in Atlantic-EPR II per year, beginning in 2007, for common shares of EPR or, at our discretion, cash.

We account for our investment in Atlantic-EPR II under the equity method of accounting. We recognized income of $107 thousand from our investment in this joint venture during the first six months of 2004.

FUNDS FROM OPERATIONS (FFO)

The National Association of Real Estate Investment Trusts (NAREIT) developed FFO as a relative non-GAAP financial measure of performance and liquidity of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO is a widely used measure of the operating performance of real estate companies and is provided here as a supplemental measure to Generally Accepted Accounting Principles
(GAAP) net income available to common shareholders and earnings per share. FFO, as defined under the revised NAREIT definition and presented by us, is net income, computed in accordance with GAAP, excluding gains and losses from sales of depreciable operating properties, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships, joint ventures and other affiliates. Adjustments for unconsolidated partnerships, joint ventures and other affiliates are calculated to reflect FFO on the same basis. FFO is a non-GAAP financial measure. FFO does not represent cash flows from operations as defined by GAAP and is not indicative that cash flows are adequate to fund all cash needs and is not to be considered an alternative to net income or any other GAAP measure as a measurement of the results of our operations or our cash flows or liquidity as defined by GAAP.

The following tables summarize our FFO for the three and six month periods ended June 30, 2004 and June 30, 2003 (in thousands):

                                                          THREE MONTHS                SIX MONTHS
                                                          ENDED JUNE 30,            ENDED JUNE 30,
                                                          2004         2003         2004        2003
                                                          ----         ----         ----        ----
Net income available to common shareholders             $10,350      $ 7,501      $20,314      $14,794
Add: Real estate depreciation                             5,906        3,813       10,919        7,454
Add: Allocated share of joint venture depreciation           62           32          105           64
                                                        -------      -------      -------      -------
  Basic Funds From Operations                            16,318       11,346       31,338       22,312
                                                        -------      -------      -------      -------
Add: minority interest in net income                        375          375          750          750
                                                        -------      -------      -------      -------
  Diluted Funds From Operations                         $16,693      $11,721      $32,088      $23,062
                                                        =======      =======      =======      =======
FFO per common share:
Basic                                                   $  0.73      $  0.66      $  1.49      $  1.30
Diluted                                                 $  0.71      $  0.64      $  1.43      $  1.26

Shares used for computation (in thousands):

Basic                                                    22,211       17,137       20,969       17,106
Diluted                                                  23,551       18,382       22,411       18,332

Other financial information:

Straight-lined rental revenue                           $   600      $     -      $   969      $     -

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaced FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. We adopted FIN 46R on March 31, 2004. The adoption did not have any effect on our 2004 interim financial statements, and we do not expect any impact on our financial statements in the future.

FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued in May 2003. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For EPR, the Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise was effective as of January 1, 2004, except for mandatory redeemable financial instruments. For certain mandatory redeemable financial instruments, the Statement will be effective for EPR on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatory redeemable financial instruments. As of June 30, 2004, our financial statements have not been impacted by the issuance of FASB Statement No. 150, and we do not expect any impact on the financial statements in the future.

INFLATION

Investments by EPR are financed with a combination of equity and secured mortgage indebtedness. During inflationary periods, which are generally accompanied by rising interest rates, our ability to grow may be adversely affected because the yield on new investments may increase at a slower rate than new borrowing costs.

All of our megaplex theatre leases provide for base and participating rent features. To the extent inflation causes tenant revenues at our properties to increase over baseline amounts, we would participate in those revenue increases through our right to receive annual percentage rent. Our leases also generally provide for escalation in base rents in the event of increases in the Consumer Price Index, with a limit of 2% per annum, or fixed periodic increases.

Our theatre leases are triple-net leases requiring the tenants to pay substantially all expenses associated with the operation of the properties, thereby minimizing our exposure to increases in costs and operating expenses resulting from inflation. A portion of our retail and restaurant leases are non-triple-net leases. These retail leases represent less than 15% of our total real estate square footage. To the extent any of those leases contain fixed expense reimbursement provisions or limitations, we may be subject to increases in costs resulting from inflation that are not fully passed through to tenants.

FORWARD LOOKING INFORMATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

WITH THE EXCEPTION OF HISTORICAL INFORMATION, THIS REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS AS DEFINED IN

THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND IDENTIFIED BY SUCH WORDS AS "WILL BE," "INTEND," "CONTINUE," "BELIEVE," "MAY," "EXPECT," "HOPE," "ANTICIPATE," "GOAL," "FORECAST," OR OTHER COMPARABLE TERMS. OUR ACTUAL FINANCIAL CONDITION, RESULTS OF OPERATIONS OR BUSINESS MAY VARY MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD- LOOKING STATEMENTS AND INVOLVE VARIOUS RISKS AND UNCERTAINTIES, INCLUDING BUT NOT LIMITED TO THOSE DISCUSSED UNDER "RISK FACTORS" IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2003 AND OUR PROSPECTUS FILED UNDER RULE 424(B) OF THE SEC ON JUNE 22, 2004. INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY FORWARD-LOOKING STATEMENTS.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, primarily relating to potential losses due to changes in interest rates. We seek to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new long-term fixed rate borrowings whenever possible.

We are subject to risks associated with debt financing, including the risk that existing indebtedness may not be refinanced or that the terms of such refinancing may not be as favorable as the terms of current indebtedness. The majority of our borrowings are subject to mortgages or contractual agreements which limit the amount of indebtedness we may incur. Accordingly, if we are unable to raise additional equity or borrow money due to these limitations, our ability to acquire additional properties may be limited.

ITEM 4. CONTROLS AND PROCEDURES

A review and evaluation was performed by our management, including our Chief Executive Officer (the "CEO") and Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2004, the end of the period covered by this report. Based on that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures, as designed and implemented, were effective. There have been no significant changes in our internal controls subsequent to the date of their evaluation. There were no significant material weaknesses identified in the course of such review and evaluation and, therefore, no corrective measures were taken by us in our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1 . LEGAL PROCEEDINGS

Other than routine litigation and administrative proceedings arising in the ordinary course of business, we are not presently involved in any litigation nor, to our knowledge, is any litigation threatened against us or our properties, which is reasonably likely to have a material adverse effect on our liquidity or results of operations.

ITEM 2 . CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

  A. Exhibits.

      31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

      31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

      32 Certifications furnished pursuant to Section 906 of the Sarbanes-Oxley Act.

  B.  Reports on Form 8-K.

      8-K, current report item 5 and 7, filed on April 5, 2004 in order to file as an exhibit the Amended and Restated Master Credit Agreement with Fleet National Bank, Royal Bank of Canada and JP Morgan Chase Bank entered into by the Company on March 29, 2004

      8-K, current report item 7, filed April 21, 2004 in order to file as an exhibit the Underwriting Agreement with RBC Capital Markets Corporation and J.P. Morgan Securities, Inc. entered into by the Company in connection with the public offering of the Company's common shares which closed on April 26, 2004.

      8-K, current report item 7, filed on May 6, 2004 in connection with the release of the Company's earnings for the quarter ended March 31, 2004

      8-K, current report item 7, filed on June 23, 2004 in order to file as an exhibit the Underwriting Agreement with RBC Capital Markets Corporation and J.P. Morgan Securities, Inc. entered into by the Company in connection with the public offering of the Company's common shares which closed on June 28, 2004.

      8-K, current report item 7, filed on June 25, 2004 in order to file as an exhibit the opinion of Sonnenschein Nath & Rosenthal LLP as to the legality of the shares issued pursuant to the Underwriting Agreement with RBC Capital Markets Corporation and J.P. Morgan Securities, Inc. entered into by the Company in connection with the public offering of the Company's common shares which closed on June 28, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 ENTERTAINMENT PROPERTIES TRUST

Dated:  August 3, 2004           By /s/ David M. Brain
                                    -----------------------

                                 David M. Brain, President -
                                 Chief Executive Officer and Trustee

Dated:  August 3, 2004           By /s/ Fred L. Kennon
                                    ------------------------

                        Fred L. Kennon, Vice President - Chief Financial Officer