Form 10-Q
period 2004-09-30
ENTERTAINMENT PROPERTIES TRUST
filed 2004-11-01
CIK 1045450

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

At October 14, 2004, there were 25,401,267 Common Shares of Beneficial Interest outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         ENTERTAINMENT PROPERTIES TRUST
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                    SEPTEMBER 30, 2004   DECEMBER 31, 2003
                                                                                    ------------------   -----------------
ASSETS                                                                                  (Unaudited)
Rental properties, net                                                                  $ 1,078,339          $   887,143
Property under development                                                                   46,520               12,953
Investment in joint ventures                                                                  2,575                1,336
Cash and cash equivalents                                                                    10,252               29,284
Restricted cash                                                                              12,863                7,738
Intangible assets, net                                                                       10,624                  693
Other assets                                                                                 40,046               26,771
                                                                                        -----------          -----------
Total assets                                                                            $ 1,201,219          $   965,918
                                                                                        ===========          ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued liabilities                                                $     7,759          $     2,864
Common dividends payable                                                                     14,023                9,829
Preferred dividends payable                                                                   1,366                1,366
Unearned rents                                                                                  641                  895
Long-term debt                                                                              589,127              506,555
                                                                                        -----------          -----------
Total liabilities                                                                           612,916              521,509

Commitments and contingencies                                                                     -                    -
Minority interest in consolidated subsidiaries                                                6,144               21,630

Shareholders' equity:
  Common Shares, $.01 par value; 50,000,000 shares authorized; 25,401,267 and
     20,129,749 shares issued at September 30, 2004 and December 31, 2003,
     respectively                                                                               254                  201
  Preferred Shares, $.01 par value; 5,000,000 shares authorized;
     2,300,000 shares issued and outstanding                                                     23                   23
  Additional paid-in-capital                                                                615,735              454,195
  Treasury shares at cost: 472,200 common shares                                             (6,533)              (6,533)
  Loans to shareholders                                                                      (3,525)              (3,525)
  Non-vested shares                                                                          (2,686)              (1,625)
  Accumulated other comprehensive income                                                      3,615                    -
  Distributions in excess of net income                                                     (24,724)             (19,957)
                                                                                        -----------          -----------
Shareholders' equity                                                                        582,159              422,779
                                                                                        -----------          -----------
Total liabilities and shareholders' equity                                              $ 1,201,219          $   965,918
                                                                                        ===========          ===========

                         ENTERTAINMENT PROPERTIES TRUST
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                            THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                                                            --------------------------------       -------------------------------
                                                                2004                2003              2004                2003
                                                              --------            --------          --------            --------
Rental revenue                                                $ 32,308            $ 22,406          $ 91,273            $ 64,808
Other income                                                       297                 608               393               1,195
                                                              --------            --------          --------            --------
Total revenue                                                   32,605              23,014            91,666              66,003

Property operating expense, net                                    465                 220             1,590                 398
General and administrative expense, excluding
amortization of non-vested shares below                          1,078                 929             3,685               2,935
Costs associated with loan refinancing                               -                   -             1,134                   -
Interest expense, net                                            9,457               7,653            28,301              22,363
Depreciation and amortization                                    6,021               4,085            17,036              11,631
Amortization of non-vested shares                                  340                 232             1,021                 694
                                                              --------            --------          --------            --------

Income before income from joint ventures and minority
interest                                                        15,244               9,895            38,899              27,982

Equity in income from joint ventures                               172                 111               482                 299
Minority interest                                                  (62)               (375)             (982)             (1,125)
                                                              --------            --------          --------            --------

Net income                                                    $ 15,354            $  9,631          $ 38,399            $ 27,156

Preferred dividend requirements                                 (1,366)             (1,366)           (4,097)             (4,097)
                                                              --------            --------          --------            --------
Net income available to common shareholders                   $ 13,988            $  8,265          $ 34,302            $ 23,059
                                                              ========            ========          ========            ========

Net income per common share:
  Basic                                                       $   0.58            $   0.48          $   1.56            $   1.34
  Diluted                                                     $   0.57            $   0.46          $   1.51            $   1.31

Shares used for computation (in thousands):
  Basic                                                         24,031              17,353            21,997              17,189
  Diluted                                                       24,628              18,641            23,159              18,456

Dividends per common share                                    $ 0.5625            $   0.50          $ 1.6875            $   1.50
                                                              ========            ========          ========            ========

                         ENTERTAINMENT PROPERTIES TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED - IN THOUSANDS)

                                                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                                                         -------------------------------
                                                                                            2004                 2003
                                                                                         ---------             ---------
OPERATING ACTIVITIES
Net income                                                                               $  38,399             $  27,156
Adjustments to reconcile net income to net cash provided by operating activities:
  Minority interest in net income                                                              982                 1,125
  Equity in income from joint ventures                                                        (482)                 (299)
  Depreciation and amortization                                                             17,036                11,631
  Non-cash compensation expense to management and trustees                                   1,208                   776
  Costs associated with loan refinancing (non-cash portion)                                    729                     -
  (Increase) decrease in other assets                                                       (6,142)                2,714
  Decrease in receivable from joint venture                                                      -                 8,438
  Increase (decrease) in accounts payable and accrued liabilities                            7,062                  (441)
  Decrease in unearned rents                                                                  (251)               (3,659)
                                                                                         ---------             ---------
Net cash provided by operating activities                                                   58,541                47,441
                                                                                         ---------             ---------

INVESTING ACTIVITIES
Acquisition of rental properties                                                          (230,995)              (68,709)
Additions to properties under development                                                  (39,708)               (9,559)
Distributions from joint ventures                                                              606                   362
Proceeds from sale of assets                                                                 3,100                     -
Proceeds from sale of equity interest in joint venture                                       8,240                     -
Investment in secured note receivable                                                       (5,000)                    -
                                                                                         ---------             ---------
Net cash used in investing activities                                                     (263,757)              (77,906)
                                                                                         ---------             ---------

FINANCING ACTIVITIES
Proceeds from long-term debt facilities                                                    271,609               190,200
Principal payments on long-term debt                                                      (179,542)              (97,665)
Deferred financing fees paid                                                                (5,086)               (7,414)
Proceeds from issuance of common shares, net of costs                                      144,455                73,220
Distribution to minority interest                                                           (1,469)               (1,125)
Distribution to shareholders                                                               (38,974)              (29,528)
                                                                                         ---------             ---------
Net cash provided by financing activities                                                  190,993               127,688
Effect of exchange rate changes on cash                                                        316                     -
                                                                                         ---------             ---------

Net increase (decrease) in cash and cash equivalents                                       (13,907)               97,223
Cash and cash equivalents at beginning of period                                            37,022                10,091
                                                                                         ---------             ---------
Cash and cash equivalents at end of period                                               $  23,115             $ 107,314
                                                                                         =========             =========

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITY
Contribution of rental property and related debt to joint venture                        $   9,603             $       -
Transfer of property under development to rental property                                $   6,858             $   5,509

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest                                                 $  28,017             $  21,178
Issuance of non-vested stock grants to management and trustees                           $   2,099             $   1,304

ENTERTAINMENT PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION

Entertainment Properties Trust (the Company) is a Maryland real estate investment trust (REIT) organized on August 29, 1997. The Company was formed to acquire and develop entertainment properties including megaplex theatres and entertainment retail centers.

2. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

Management of the Company reviews the carrying value of intangible assets for impairment on an annual basis. Intangible assets consist of the following (in thousands):

                                   SEPTEMBER 30, 2004        DECEMBER 31,2003
                                   ------------------        ----------------
In-place leases, net of
 accumulated amortization of
 $558 thousand and $0                   $ 9,931                   $     -
Goodwill                                    693                       693
                                        -------                   -------
Total intangible assets, net            $10,624                   $   693
                                        =======                   =======

In-place leases, net at September 30, 2004 of approximately $9.9 million relate solely to four entertainment retail centers in Ontario, Canada that were purchased on March 1, 2004. Amortization expense related to in-place leases was $558 thousand for the nine months ended September 30, 2004. There was no amortization expense related to in-place leases for the nine months ended September 30, 2003.

CONCENTRATION OF RISK

American Multi-Cinema, Inc. (AMC) is the lessee of a substantial portion (65%) of the megaplex theatre rental properties held by the Company at September 30, 2004 as a result of a series of sale leaseback transactions pertaining to a number of AMC megaplex theatres. A substantial portion of the Company's revenues (approximately 60%) result from rental payments by AMC under the leases, or its parent, AMC Entertainment, Inc. (AMCE), as the guarantor of AMC's obligations under the leases. AMC Entertainment, Inc. is a publicly held company (AMEX:AEN) and accordingly, their financial information is publicly available.

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

Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123 prospectively for all awards granted, modified, or settled after January 1, 2003. Awards under the Company's plan vest either immediately or up to a period of 5 years. Therefore the cost related to stock based compensation related to stock options included in the determination of net income for 2004 and 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards for each period (in thousands):

                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                    2004                 2003
                                                                 ----------          -------------
Net income available to common shareholders,
     as reported                                                 $   34,302          $      23,059
Add: Stock-based compensation expense
     included in reported net income                                     87                     19
Deduct: Total stock-based compensation
     expense determined under fair value
     based method for all awards                                       (180)                  (115)
                                                                 ----------          -------------
Pro forma net income                                             $   34,209          $      22,963
                                                                 ==========          =============
Basic earnings per share:
     As reported                                                 $     1.56          $        1.34
     Pro forma                                                   $     1.56          $        1.34
Diluted earnings per share:
     As reported                                                 $     1.51          $        1.31
     Pro forma                                                   $     1.51          $        1.31

Restricted Shares

During the first quarter of 2004, the Company issued 55,650 restricted common shares as bonus compensation and long-term incentive to executives and other employees of the Company. Based upon the market price of the Company's common shares on the grant dates, approximately $2.1 million in non-vested shares were issued in the first quarter of 2004. During the first quarter of 2003, the Company issued 53,606 restricted common shares as bonus compensation and long-term incentive to executives and other employees of the Company.

During the second quarter of 2004, the Company issued 717 restricted common shares as retainers to Trustees of the Company. Based upon the market price of the Company's common shares on the grant dates, approximately $23,303 in non-vested shares were issued in the second quarter of 2004.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior period amounts to conform to the current period presentation.

3. EARNINGS PER SHARE

The following table summarizes the Company's common shares used for computation of basic and diluted earnings per share (in thousands):

                                                       THREE MONTHS                            NINE MONTHS
                                                 ENDED SEPTEMBER 30, 2004               ENDED SEPTEMBER 30, 2004
                                            INCOME       SHARES       PER SHARE    INCOME         SHARES     PER SHARE
                                          (NUMERATOR)  (DENOMINATOR)   AMOUNT    (NUMERATOR)  (DENOMINATOR)   AMOUNT
                                          -----------  -------------  ---------  -----------  -------------  ---------
Basic earnings:
 Income available to common shareholders   $  13,988       4,031       $  0.58     $ 34,302      21,997       $  1.56
Effect of dilutive securities:
   Stock options                                   -         466         (0.01)            -        460         (0.03)
   Contingent shares from conversion of
     minority interest                             -           -             -          750         571         (0.01)
 Non-vested common share grants                    -         131             -            -         131         (0.01)
                                           ---------      ------       -------     --------      ------       -------
Diluted earnings                           $  13,988      24,628       $  0.57     $ 35,052      23,159       $  1.51
                                           =========      ======       =======     ========      ======       =======

                                                       THREE MONTHS                            NINE MONTHS
                                                 ENDED SEPTEMBER 30, 2004               ENDED SEPTEMBER 30, 2004
                                            INCOME       SHARES       PER SHARE    INCOME         SHARES     PER SHARE
                                          (NUMERATOR)  (DENOMINATOR)   AMOUNT    (NUMERATOR)  (DENOMINATOR)   AMOUNT
                                          -----------  -------------  ---------  -----------  -------------  ---------
Basic earnings:
 Income available to common shareholders    $ 8,265       17,353       $   0.48    $23,059        17,189     $   1.34
Effect of dilutive securities:
   Stock options                                  -          307          (0.01)         -           286        (0.02)
   Contingent shares from conversion of
     minority interest                          375          857              -      1,125           857            -
 Non-vested common share grants                   -          124          (0.01)         -           124        (0.01)
                                            -------       ------       --------    -------        ------     --------
Diluted earnings                            $ 8,640       18,641       $   0.46    $24,184        18,456     $   1.31
                                            =======       ======       ========    =======        ======     ========

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

The fair value of the real properties acquired was approximately US $152 million. In accordance with Statement of Financial Accounting Standard (SFAS) No. 141 (described in Note 2), the Company allocated approximately $10 million of the purchase price to in-place leases and is amortizing this value over the remaining non-cancelable lease terms ranging from 5 to 19 years. Approximately US $27 million of the purchase price consisted of 747,243 restricted common shares of EPR valued at US $36.25 per share. The cash portion of the purchase price was paid in Canadian dollars and financed in part through Canadian-dollar non-recourse fixed-rate mortgage loans provided by GMAC Commercial Mortgage of Canada, Limited of approximately US $97 million.

The following unaudited pro forma results of operations reflects the Company's acquisition as if it had occurred as of the beginning of the period:

                                              PRO FORMA NINE MONTHS ENDED SEPTEMBER 30,
                                              -----------------------------------------
                                                     2004                    2003
                                                   --------                 ------
Total revenue                                      $ 93,866                 75,130
Net income available to common shareholders        $ 34,860                 25,430
Basic net income per common share                  $   1.58                   1.42
Diluted net income per common share                $   1.53                   1.38

During the third quarter of 2004, the Company completed two megaplex theatre acquisitions totaling approximately $19.5 million, consisting of the Grand Prairie Theatre located in Peoria, Illinois, leased to Rave Motion Pictures, and the Palace Theatre in Lafayette, Louisiana leased to Southern Theatres. Lease terms for both theatres include a 20 year base term with optional extension periods all on a triple-net basis.

5. CONVERSION OF PREFERRED INTEREST IN EPT GULF STATES, LLC

On September 20, 2004, 100% of the preferred interest in EPT Gulf States, LLC was converted to 857,145 restricted common shares of the Company. As a result, $15 million of minority interest in a consolidated subsidiary was converted to common shares and additional paid-in-capital. The shares were subsequently registered with the SEC under the Securities Act of 1933.

6. COMMITMENTS

As of September 30, 2004, the Company has $46.5 million invested in property under development. The Company has outstanding commitments to fund an additional $33.3 million in improvements on certain of these properties.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this quarterly report on Form 10-Q. The forward-looking statements included in this discussion and elsewhere in this Form 10-Q involve risks and uncertainties, including anticipated financial performance, business prospects, industry trends, shareholder returns, performance of leases by tenants and other matters, which reflect management's best judgment based on factors currently known. Actual results and experience could differ materially from the anticipated results and other expectations expressed in our forward-looking statements as a result of a number of factors including but not limited to those discussed in this Item and in Item I "Business - Risk Factors", in our annual report on Form 10-K for the year ended December 31, 2003 and those discussed in "Risk Factors" in our prospectus filed under Rule 424(b) of the SEC on October 14, 2004.

OVERVIEW

Our primary business strategy is to purchase real estate (land, buildings and other improvements) that we lease to operators of destination based entertainment and entertainment related properties. As of September 30, 2004, we had invested approximately $1.2 billion (before accumulated depreciation) in 54 megaplex theatre properties and various restaurant, retail and other properties located in 21 states and Ontario, Canada. As of September 30, 2004, we had invested approximately $46.5 million in development land and construction in progress for theatre and theatre-related developments.

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

         Buildings                40 years
         Tenant improvements      Base term of
                                  lease or useful
                                  life, whichever
                                  is shorter
         Equipment                3 to 7 years

Impairment of Real Estate Values

We are required to make subjective assessments as to whether there are impairments in the value of our rental properties. These estimates of impairment may have a direct impact on our consolidated financial statements.

We apply the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We assess the carrying value of our rental properties whenever events or changes in circumstances indicate that the carrying amount of a property may not be recoverable. Certain factors that may occur and indicate that impairments may exist include, but are not limited to: underperformance relative to projected future operating results, tenant difficulties and significant adverse industry or market economic trends. No such indicators existed during 2003 or the first nine months of 2004. If an indicator of possible impairment exists, a property is evaluated for impairment by comparing the carrying amount of the property to the estimated undiscounted future cash flows expected to be generated by the property. If the carrying amount of a property exceeds its estimated future cash flows on an undiscounted basis, an impairment charge is recognized in the amount by which the carrying amount of the property exceeds the fair value of the property. Management estimates fair value of our rental properties based on projected discounted cash flows using a discount rate determined by management to be commensurate with the risk inherent in the Company. Management did not record any impairment charges for 2003 or the first nine months of 2004.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

Revenue from property rentals was $32.3 million for the three months ended September 30, 2004 compared to $22.4 million for the three months ended September 30, 2003. The $9.9 million increase resulted primarily from the property acquisitions completed in 2003 and 2004 and from base rent increases and percentage rents on existing properties. Percentage rents of $520 thousand and $265 thousand were recognized during the three months ended September 30, 2004 and 2003, respectively, and straight-line rents were $665 thousand for the three months ended September 30, 2004 compared to no straight-line rents in the prior year.

Our property operating expenses, net totaled $465 thousand for the three months ended September 30, 2004 compared to $220 thousand for the three months ended September 30, 2003. These expenses, net of tenant reimbursements, arise from the operations of our retail centers in Greenville, SC, Westminster, CO, Southfield, MI, Suffolk, VA, Tampa, FL, New Rochelle, NY, and Ontario, Canada.

Our general and administrative expenses totaled $1.1 million for the three months ended September 30, 2004 compared to $0.9 million for the same period in 2003. The increase in operating expenses is due primarily to:

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

Our net interest expense increased by $1.8 million to $9.5 million for the three months ended September 30, 2004 from $7.7 million for the three months ended September 30, 2003. The increase in net interest expense primarily resulted from increases in long-term debt used to finance real estate acquisitions.

Depreciation and amortization expense, including amortization of non-vested shares, totaled $6.3 million for the three months ended September 30, 2004 compared to $4.3 million for the same period in 2003. The $2 million increase resulted from the property acquisitions completed in 2003 and 2004 and recent grants of restricted shares to management.

Income from joint ventures totaled $172 thousand for the three months ended September 30, 2004 compared to $111 thousand for the same period in 2003. The increase is due to the addition of the Atlantic-EPR II joint venture as of March 1, 2004.

For the three months ended September 30, 2004 minority interest in net income was $62 thousand as compared to $375 thousand for the three months ended September 30, 2003. The decrease is due to the conversion of the preferred interest in EPT Gulf States, LLC as of September 20, 2004 to 857,145 common shares of the Company. The minority interest for third quarter 2004 relates solely to the minority interest in New Roc Associates, L.P. which was acquired as of October 27, 2003.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

Revenue from property rentals was $91.3 million for the nine months ended September 30, 2004 compared to $64.8 million for the nine months ended September 30, 2003. The $26.5 million increase resulted primarily from the property acquisitions completed in 2003 and 2004 and from base rent increases and percentage rents on existing properties. Percentage rents of $1.7 million and $872 thousand were recognized during the nine months ended September 30, 2004 and 2003, respectively, and straight-line rents were $1.6 million for the nine months ended September 30, 2004 compared to no straight-line rents in the prior year.

Our property operating expenses, net totaled $1.6 million for the nine months ended September 30, 2004 compared to $398 thousand for the nine months ended September 30, 2003. These expenses, net of tenant reimbursements, arise from the operations of our retail centers in Greenville, SC, Westminster, CO, Southfield, MI, Suffolk, VA, Tampa, FL, New Rochelle, NY, and Ontario, Canada.

General and administrative expenses totaled $3.7 million for the nine months ended September 30, 2004 compared to $2.9 million for the same period in 2003. The increase in operating expenses is due primarily to:

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

Costs associated with loan refinancing for the nine months ended September 30, 2004 were $1.1 million. These costs related to the termination of our iStar Credit Facility and consisted of a prepayment penalty of $405 thousand and the write-off of $729 thousand of remaining unamortized financing fees. No such costs were incurred for the nine months ended September 30, 2003.

Net interest expense increased to $28.3 million for the nine months ended September 30, 2004 from $22.4 million for the nine months ended September 30, 2003. The $5.9 million increase in net interest expense resulted primarily from increases in long-term debt used to finance real estate acquisitions.

Our depreciation and amortization expense, including amortization of non-vested shares, totaled $18.1 million for the nine months ended September 30, 2004 compared to $12.3 million for the same period in 2003. The $5.8 million increase resulted primarily from the property acquisitions completed in 2003 and 2004 and recent grants of restricted shares to management.

Income from joint ventures totaled $482 thousand for the nine months ended September 30, 2004 compared to $299 thousand for the same period in 2003. The increase is due to the addition of the Atlantic-EPR II joint venture as of March 1, 2004.

For the nine months ended September 30, 2004 minority interest in net income was $982 thousand as compared to $1.1 million in the prior year period. The decrease is due to the conversion of the preferred interest in EPT Gulf States, LLC as of September 20, 2004 to 857,145 common shares of the Company. The minority interest for third quarter 2004 relates solely to the minority interest in New Roc Associates, L.P. which was acquired as of October 27, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $10.3 million at September 30, 2004. In addition, we had restricted cash of $12.9 million at September 30, 2004 to be used only for payment of certain property taxes and capital improvements.

Mortgage Debt and Credit Facilities

As of September 30, 2004, we had total debt outstanding of $589.1 million. All of our debt is mortgage debt secured by a substantial portion of our rental properties. As of September 30, 2004, $564.1 million of debt outstanding was fixed rated debt with a weighted average interest rate of approximately 6.5%.

As of September 30, 2004, we had $25 million in debt outstanding under our $150 million Revolving Bank Credit Facility that bears interest at a floating rate and is secured by eleven rental properties.

Liquidity Requirements

Short-term liquidity requirements consist primarily of normal recurring corporate operating expenses, debt service requirements and distributions to shareholders. We meet these requirements primarily through cash provided by operating activities. Cash provided by operating activities was $58.5 million for the nine months ended September 30, 2004 and $47.4 million for the nine months ended September 30, 2003. We anticipate that our cash on hand, cash from operations, and funds available under our revolving debt facility will provide adequate liquidity to fund our operations, make interest and principal payments on our debt, and allow distributions to our shareholders and avoidance of corporate level federal income or excise tax in accordance with Internal Revenue Code requirements for qualification as a REIT.

We make real estate acquisitions and fund development primarily with funds generated by debt financings and/or equity offerings. EPR had six theatre projects under construction at September 30, 2004. The properties are being developed by and have been pre-leased to the prospective tenants. The cost of development is paid by us either in periodic draws or upon successful completion of construction. These theatres will have a total of 96 screens and their total development costs (including land) will be approximately $70.9 million. Through September 30, 2004, we have invested $37.6 million in these projects (including land), and have commitments to fund an additional $33.3 million in improvements. Upon successful completion of construction, we have agreed to lease these theatres to the theatre operators under long-term triple-net leases.

Off Balance Sheet Arrangements

At September 30, 2004, we had a 20% investment interest in two non-consolidated real estate joint ventures, Atlantic-EPR I and Atlantic-EPR II, which are accounted for under the equity method of accounting. We do not anticipate any material impact on our liquidity as a result of any commitments that may arise involving those joint ventures. The following is a brief description of the joint ventures:

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

We account for our investment in Atlantic-EPR I under the equity method of accounting. We recognized income of $307 thousand and $299 thousand from our investment in this joint venture during the first nine months of 2004 and 2003, respectively.

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

We account for our investment in Atlantic-EPR II under the equity method of accounting. We recognized income of $175 thousand from our investment in this joint venture during the first nine months of 2004.

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

The following tables summarize our FFO for the three and nine month periods ended September 30, 2004 and September 30, 2003 (in thousands):

                                                         THREE MONTHS          NINE MONTHS
                                                     ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                                      2004        2003      2004        2003
                                                     -------     -------   -------     -------
Net income available to common shareholders          $13,988     $ 8,265   $34,302     $23,059
Add: Real estate depreciation and amortization         5,778       4,042    16,347      11,496
Add: Allocated share of joint venture depreciation        59          33       163          97
                                                     -------     -------   -------     -------
  Basic Funds From Operations                         19,825      12,340    50,812      34,652
                                                     -------     -------   -------     -------
Add: minority interest in net income                       -         375       750       1,125
                                                     -------     -------   -------     -------
  Diluted Funds From Operations                      $19,825     $12,715   $51,562     $35,777
                                                     -------     -------   -------     -------
FFO per common share:
Basic                                                $  0.82     $  0.71   $  2.31     $  2.02
Diluted                                              $  0.80     $  0.68   $  2.23     $  1.94

Shares used for computation (in thousands):
Basic                                                 24,031      17,353    21,997      17,189
Diluted                                               24,628      18,641    23,159      18,456

Other financial information:
Straight-lined rental revenue                        $   665     $     -   $ 1,635     $     -

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaced FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. We adopted FIN 46R on March 31, 2004. The adoption did not have any effect on our 2004 interim financial statements.

FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued in May 2003. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For EPR, the Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise was effective as of January 1, 2004, except for mandatory redeemable financial instruments. For certain mandatory redeemable financial instruments, the Statement will be effective for EPR on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatory redeemable financial instruments. As of September 30, 2004, our financial statements have not been impacted by the issuance of FASB Statement No. 150.

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

FORWARD LOOKING INFORMATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

WITH THE EXCEPTION OF HISTORICAL INFORMATION, THIS REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS AS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND IDENTIFIED BY SUCH WORDS AS "WILL BE," "INTEND," "CONTINUE," "BELIEVE," "MAY," "EXPECT," "HOPE," "ANTICIPATE," "GOAL," "FORECAST," OR OTHER COMPARABLE TERMS. OUR ACTUAL FINANCIAL CONDITION, RESULTS OF OPERATIONS OR BUSINESS MAY VARY MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD- LOOKING STATEMENTS AND INVOLVE VARIOUS RISKS AND UNCERTAINTIES, INCLUDING BUT NOT LIMITED TO THOSE DISCUSSED UNDER "RISK FACTORS" IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2003 AND OUR PROSPECTUS FILED UNDER RULE 424(b) OF THE SEC ON OCTOBER 14, 2004. INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY FORWARD-LOOKING STATEMENTS.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, primarily relating to potential losses due to changes in interest rates. We seek to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new long-term fixed rate borrowings whenever possible. We also have a $150 million line of credit that bears interest at a floating rate that we use to acquire properties.

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

ITEM 4. CONTROLS AND PROCEDURES

A review and evaluation was performed by our management, including our Chief Executive Officer (the "CEO") and Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures as of

September 30, 2004, the end of the period covered by this report. Based on that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures, as designed and implemented, were effective. There have been no significant changes in our internal controls subsequent to the date of their evaluation. There were no significant material weaknesses identified in the course of such review and evaluation and, therefore, no corrective measures were taken by us in our internal control over financial reporting.

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

ITEM 2 . UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

See Note 5 to the financial statements included in Part I, Item 1 of this report.

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

            31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

            31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

            32 Certifications furnished pursuant to Section 906 of the Sarbanes-Oxley Act.

      b.    Reports on Form 8-K.

            8-K current report item 7, filed on July 27, 2004 in connection with the release of the Company's earnings for the quarter ended June 30, 2004

            8-K, current report item 7, filed on September 27, 2004 in order to file as an exhibit the opinion of Sonnenschein Nath & Rosenthal LLP as to the legality of the shares registered under the Registrant's Registration Statement on Form S-3, Registration No. 333-119160.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 ENTERTAINMENT PROPERTIES TRUST

Dated: October 29, 2004     By /s/ David M. Brain
                               ------------------------
                               David M. Brain,
                               President - Chief Executive Officer and Trustee

Dated: October 29, 2004     By /s/ Fred L. Kennon
                               ------------------------
                               Fred L. Kennon,
                               Vice President - Chief Financial Officer