Form 10-K
period 2004-12-31
ENTERTAINMENT PROPERTIES TRUST
filed 2005-03-04
CIK 1045450

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (816) 472-1700

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

         Title of Class                          Name of each exchange on which registered
----------------------------------------------   -----------------------------------------
Common Shares of Beneficial Interest,                     New York Stock Exchange
       par value $.01 per share

9.50% Series A Cumulative Redeemable Preferred            New York Stock Exchange
       Shares, par value $.01 per share

7.75% Series B Cumulative Redeemable Preferred            New York Stock Exchange
       Shares, par value $.01 per share

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

THE AGGREGATE MARKET VALUE OF THE COMMON SHARES OF BENEFICIAL INTEREST ("COMMON SHARES") OF THE REGISTRANT HELD BY NON-AFFILIATES, BASED ON THE CLOSING PRICE ON THE LAST BUSINESS DAY OF THE REGISTRANT'S MOST RECENTLY COMPLETED SECOND FISCAL QUARTER, AS REPORTED ON THE NEW YORK STOCK EXCHANGE, WAS $895,216,950. AT FEBRUARY 28, 2005, THERE WERE 25,048,040 COMMON SHARES OUTSTANDING.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2005 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A are incorporated by reference in Part III of this Form 10-K.

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

We are a self-administered REIT. As of December 31, 2004, our real estate portfolio was comprised of over $1.2 billion in assets and consisted of 57 megaplex theatre properties (including three joint venture properties) located in 22 states and Ontario, Canada, four additional theatre properties under development, six entertainment retail centers (including one joint venture property) located in Westminster, Colorado, New Rochelle, New York and Ontario, Canada, other specialty properties, and land parcels leased to restaurant and retail operators adjacent to several of our theatre properties. Our theatre properties are leased to leading theatre operators, including American Multi-Cinema, Inc. ("AMC"), a subsidiary of AMC Entertainment, Inc. ("AMCE"), Muvico Entertainment, LLC ("Muvico"), Regal Cinemas, Inc. ("Regal"), Consolidated Theatres ("Consolidated"), Loews Cineplex Entertainment ("Loews"), Rave Motion Pictures ("Rave"), AmStar Cinemas, LLC ("AmStar") , Wallace Theatres ("Wallace"), Crown Theatres ("Crown"), and Southern Theatres ("Southern"). Approximately 61% of our megaplex theatre properties are leased to AMC.

During the year ended December 31, 2004, approximately $15 million, or 12% of our total revenue was derived from our four entertainment retail centers in Ontario, Canada which we acquired on March 1, 2004. The Canadian entertainment retail centers represent approximately $156 million, or 14% of our total rental properties at December 31, 2004. (See "Risk Factors - There are risks in owning real estate outside the U.S." and "Changes in foreign currency exchange rates may have an impact on the value of our shares.")

For a discussion of material property acquisitions during the three months ended December 31, 2004, see Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments."

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

Megaplex theatres typically have at least 14 screens with stadium-style seating (seating with elevation between rows to provide unobstructed viewing) and are equipped with amenities that significantly enhance the audio and visual experience of the patron. We believe the development of megaplex theatres has accelerated the obsolescence of many of the previous generation of multiplex movie theatres by setting new standards for moviegoers, who, in our experience, have demonstrated their preference for the more attractive surroundings, wider variety of films and superior customer service typical of megaplex theatres (see "Risk Factors - Operating risks in the entertainment industry may affect the ability of our tenants to perform under their leases" and "Market prices for our shares may be affected by perceptions about the financial health or share value of our tenants or the performance of REIT stocks generally.")

We expect the development of megaplex theatres to continue in the United States and abroad for the foreseeable future. With the development of the stadium style megaplex theatre as the preeminent store format for cinema exhibition, the older generation of smaller flat-floor theatres has generally experienced a significant downturn in attendance and performance. As a result of the significant capital commitment involved in building these new properties and the experience and industry relationships of our management, we believe we will continue to have opportunities to provide capital to businesses that seek to develop and operate these properties but would prefer to lease rather than own the properties. We believe our ability to finance these properties will enable us to continue to grow and diversify our asset base (See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of capital requirements necessary for the Company's continued growth).

BUSINESS OBJECTIVES AND STRATEGIES

Our primary business objective is to continue to enhance shareholder value by achieving predictable and increasing Funds From Operations ("FFO") per Share (See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Funds From Operations" for a discussion of FFO), through the acquisition of high-quality properties leased to entertainment and entertainment-related business operators. We intend to achieve this objective by continuing to execute the Growth Strategies, Operating Strategies and Capitalization Strategies described below:

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

LEASE STRUCTURE

We have structured our property acquisitions and leasing arrangements to achieve a positive spread between our cost of capital and the rentals paid by our tenants. We typically structure leases on a triple-net basis under which the tenants bear the principal portion of the financial and operational responsibility for the properties. During each lease term and any renewal periods, the leases typically provide for periodic increases in rent and/or percentage rent based upon a percentage of the tenant's gross sales over a pre-determined level. In our multi-tenant property leases and some of our theatre leases, we require the tenant to pay a common area maintenance (CAM) charge to defray its pro rata share of insurance, taxes and maintenance costs.

TENANT RELATIONSHIPS

We intend to continue developing and maintaining long-term working relationships with theatre, restaurant, retail and other entertainment-related business operators and developers by providing capital for multiple properties on a national or regional basis, thereby enhancing efficiency and value to those operators and to the Company.

PORTFOLIO DIVERSIFICATION

We will endeavor to further diversify our asset base by property type, geographic location and tenant. In pursuing this diversification strategy, we will target theatre, restaurant, retail and other entertainment-related business operators which management views as leaders in their market segments and which have the financial strength to compete effectively and perform under their leases with the Company. We may also consider the acquisition of other types of properties if they are complimentary to our portfolio and add value to our shareholders.

CAPITALIZATION STRATEGIES

DEBT AND EQUITY FINANCING

We finance the acquisition of properties with a combination of debt and preferred and common equity financing (See "Risk Factors - There is risk in using debt to fund property acquisitions" and "We must obtain new financing in order to grow"). We expect to maintain a debt to total capitalization ratio (i.e., total debt of the Company as a percentage of shareholders' equity plus total debt) of approximately 50% to 55%.

JOINT VENTURES

We will examine and pursue potential additional joint venture opportunities with institutional investors or developers if they are considered to add value to our shareholders. We may employ higher leverage in joint ventures (See "Risk Factors
- Joint ventures may limit flexibility with jointly owned investments").

PAYMENT OF REGULAR DISTRIBUTIONS

We have paid and expect to continue paying quarterly dividend distributions to our common and preferred shareholders. Our Series A preferred shares have a dividend rate of 9.50% and our Series B preferred shares, issued subsequent to December 31, 2004, have a dividend rate of 7.75%. Among the factors the Board of Trustees considers in setting the common share distribution rate are the applicable REIT tax rules and regulations that apply to distributions, the Company's results of operations, including FFO per share, and the Company's Cash Available for Distribution (defined as net cash flow available for distribution after payment of operating expenses, debt service, and other obligations). We expect to periodically increase distributions on our common shares as FFO and Cash Available for Distribution increase and as other considerations and factors warrant (See "Risk Factors - We cannot assure you we will continue paying dividends at historical rates").

COMPETITION

We compete for real estate financing opportunities with other companies that invest in real estate, as well as traditional financial sources such as banks and insurance companies. While we were the first publicly traded REIT formed to specialize in entertainment-themed properties, other REITs have sought and may continue to seek to finance entertainment properties as new properties are developed or become available for acquisition.

EMPLOYEES

As of December 31, 2004, we had eleven full time employees.

WEBSITE ACCESS TO EXCHANGE ACT REPORTS AND OTHER DOCUMENTS

Our internet website address is www.eprkc.com. We make available through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to the SEC. You may also view our Code of Business Conduct and Ethics, Company Governance Guidelines, Independence Standards for Trustees and the charters of our audit, nominating/company governance and compensation committees on our website. Copies of these documents are also available in print to any shareholder who requests them.

RISK FACTORS

There are many risks and uncertainties that can affect our future business, financial performance or share price. Some of these are beyond our control. Here is a brief description of some of the important factors which could cause our future business, operating results, financial condition or share price to be materially different than our expectations. This discussion includes a number of forward-looking statements. You should refer to the description of the qualifications and limitations on forward-looking statements on page 25 of this report.

          RISKS THAT MAY IMPACT OUR FINANCIAL CONDITION OR PERFORMANCE

WE COULD BE ADVERSELY AFFECTED BY A TENANT'S BANKRUPTCY

If a tenant becomes bankrupt or insolvent, that could diminish the income we expect from that tenant's leases. We may not be able to evict a tenant solely because of its bankruptcy. On the other hand, a bankruptcy court might authorize the tenant to terminate its leases with us. If that happens, our claim against the bankrupt tenant for unpaid future rent would be subject to statutory limitations that might be substantially less than the remaining rent owed under the leases. In addition, any claim we have for unpaid past rent would likely not be paid in full and we would also have to take a charge against earnings for any accrued straight-line rent receivable related to the leases.

The development of megaplex movie theatres has rendered many older multiplex theatres obsolete. To the extent our tenants own a substantial number of multiplexes, they have been, or may in the future be, required to take significant charges against their earnings resulting from the impairment of these assets. Megaplex theatre operators have also been and could in the future be adversely affected by any overbuilding of megaplex theatres in their markets and the cost of financing, building and leasing megaplex theatres. Two of our tenants, Edwards Theatre Circuit, Inc. (now part of the Regal Entertainment Group), which operates two of our theatre properties, and Loews Cineplex Entertainment, which operates two of our theatres, filed for, and emerged from, bankruptcy reorganization in recent years. We did not incur any significant expenses or loss of revenue as a result of those bankruptcy reorganizations.

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

A SINGLE TENANT REPRESENTS A SUBSTANTIAL PORTION OF OUR LEASE REVENUES

Approximately 61% of our megaplex theatre properties are leased to AMC, one of the nation's largest movie exhibition companies. AMCE has guaranteed AMC's performance under substantially all of their leases. We have diversified and expect to continue to diversify our real estate portfolio by entering into lease transactions with a number of other leading theatre operators. Nevertheless, our revenues and our continuing ability to pay shareholder dividends are currently substantially dependent on AMC's performance under its leases and AMCE's performance under its guaranty.

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

THERE IS RISK IN USING DEBT TO FUND PROPERTY ACQUISITIONS

We have used leverage to acquire properties and expect to continue to do so in the future. Although the use of leverage is common in the real estate industry, our use of debt to acquire properties does expose us to some risks. If a significant number of our tenants fail to make their lease payments and we don't have sufficient cash to pay principal and interest on the debt, we could default on our debt obligations. Our debt financing is secured by mortgages on our properties. If we fail to meet our mortgage payments, the lenders could declare a default and foreclose on those properties. Our secured revolving variable rate credit facility also exposes us to the risk of higher interest rates on amounts borrowed under that facility.

A PORTION OF OUR SECURED DEBT HAS A "HYPER-AMORTIZATION" PROVISION WHICH MAY REQUIRE US TO REFINANCE THE DEBT OR SELL THE PROPERTIES SECURING THE DEBT PRIOR TO MATURITY

As of December 31, 2004, we had approximately $96.6 million outstanding under a single secured mortgage loan agreement that contains a "hyper-amortization" feature, in which the principal payment schedule is rapidly accelerated, and our principal payments are substantially increased, if we fail to pay the balance on the anticipated prepayment date of July 11, 2008. We undertook this debt on the assumption that we can refinance the debt prior to these hyper-amortization payments becoming due. If we cannot obtain acceptable refinancing at the appropriate time, the hyper-amortization payments will require substantially all of the revenues from those properties securing the debt to be applied to the debt repayment, which could substantially reduce our common share dividend rate and could adversely affect our financial condition and liquidity.

WE MUST OBTAIN NEW FINANCING IN ORDER TO GROW

As a REIT, we are required to distribute at least 90% of our taxable net income to shareholders in the form of dividends. This means we are limited in our ability to use internal capital to acquire properties and must continually raise new capital in order to continue to grow and diversify our real estate portfolio. Our ability to raise new capital depends in part on factors beyond our control, including conditions in equity and credit markets, conditions in the industries in which our tenants are engaged and the performance of real estate investment trusts generally. We continually consider and evaluate a variety of potential transactions to raise additional capital, but we cannot assure that attractive alternatives will always be available to us, nor that our share price will increase or remain at a level that will permit us to continue to raise equity capital publicly or privately.

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

      - Unless we are entitled to relief under statutory provisions, we could not elect to be treated as a REIT for four taxable years following the year in which we were disqualified

      -     We could be subject to tax penalties and interest

In addition, if we fail to qualify as a REIT, we will no longer be required to pay dividends. As a result of these factors, our failure to qualify as a REIT could adversely affect the market price for our shares.

OUR DEVELOPMENT FINANCING ARRANGEMENTS EXPOSE US TO FUNDING AND PURCHASE RISKS

Our ability to meet our construction financing obligations which we have undertaken or may enter into in the future depends on our ability to obtain equity or debt financing in the required amounts. There is no assurance we can obtain this financing at rates which will ensure a spread between our cost of capital and the rent payable to us under the leases to be entered into upon completion of construction. We will be obligated to purchase and lease-back the theatres that are subject to our development financing at predetermined rates (See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Liquidity Requirements").

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

JOINT VENTURES MAY LIMIT FLEXIBILITY WITH JOINTLY OWNED INVESTMENTS

We may continue to acquire or develop properties in joint ventures with third parties when those transactions appear desirable. We would not own the entire interest in any property acquired by a joint venture. Major decisions regarding a joint venture property may require the consent of our partner. If we have a dispute with a joint venture partner, we may feel it necessary or become obligated to acquire the partner's interest in the venture. However, we cannot ensure that the price we would have to pay or the timing of the acquisition would be favorable to us. If we own less than a 50% interest in any joint venture, or if the venture is jointly controlled, the assets and financial results of the joint venture may not be reportable by us on a consolidated basis. To the extent we have commitments to, or on behalf of, or are dependent on, any such "off-balance sheet" arrangements, or if those arrangements or their properties or leases are subject to material contingencies, our liquidity, financial condition and operating results could be adversely affected by those commitments or off-balance sheet arrangements.

OUR MULTI-TENANT PROPERTIES EXPOSE US TO ADDITIONAL RISKS

Our entertainment retail centers in Westminster, Colorado, New Rochelle, New York, and Ontario, Canada, and similar properties we may seek to acquire or develop in the future, involve risks not typically encountered in the purchase and lease-back of megaplex theatres which are operated by a single tenant.

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

THERE ARE RISKS IN OWNING REAL ESTATE OUTSIDE THE UNITED STATES

Our properties in Canada are subject to the risks normally associated with international operations. The rentals under our Canadian leases and the debt service on our Canadian mortgage financing are payable in Canadian dollars, which could expose us to losses resulting from fluctuations in exchange rates. Canadian real estate and tax laws are complex and subject to change, and we cannot assure you we will always be in compliance with those laws or that compliance will not expose us to additional expense. We may also be subject to fluctuations in Canadian real estate values or markets or the Canadian economy as a whole, which may adversely affect our investment in those properties.

              RISKS THAT MAY AFFECT THE MARKET PRICE OF OUR SHARES

WE CANNOT ASSURE YOU WE WILL CONTINUE PAYING DIVIDENDS AT HISTORICAL RATES

Our ability to continue paying dividends on our common shares at historical rates, to pay dividends on our preferred shares at their stated rates or to increase our common share dividend rate will depend on a number of factors, including our financial condition and results of future operations, the performance of lease terms by tenants, our ability to acquire, finance and lease additional properties at attractive rates, and provisions in our loan covenants. If we do not maintain or increase our common share dividend rate, that could have an adverse effect on the market price of our common shares and possibly our preferred shares.

MARKET INTEREST RATES MAY HAVE AN EFFECT ON THE VALUE OF OUR SHARES

One of the factors that investors may consider in deciding whether to buy or sell our common shares or preferred shares is our dividend rate as a percentage of our share price, relative to market interest rates. If market interest rates increase, prospective investors may desire a higher dividend on our common shares or seek securities paying higher dividends or interest.

MARKET PRICES FOR OUR SHARES MAY BE AFFECTED BY PERCEPTIONS ABOUT THE FINANCIAL HEALTH OR SHARE VALUE OF OUR TENANTS OR THE PERFORMANCE OF REIT STOCKS GENERALLY

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

LIMITS ON CHANGES IN CONTROL MAY DISCOURAGE TAKEOVER ATTEMPTS WHICH MAY BE BENEFICIAL TO OUR SHAREHOLDERS

There are a number of provisions in our Declaration of Trust, Maryland law and agreements we have with others which could make it more difficult for a party to make a tender offer for our shares or complete a takeover of the Company which is not approved by our Board of Trustees. These include:

      - A staggered Board of Trustees that can be increased in number without shareholder approval

      - A limit on beneficial ownership of our shares, which acts as a defense against a hostile takeover or acquisition of a significant or controlling interest, in addition to preserving our REIT status

      - The ability of the Board of Trustees to issue preferred or common shares, to reclassify preferred or common shares, and to increase the amount of our authorized preferred or common shares, without shareholder approval

      - Limits on the ability of shareholders to remove trustees without cause

      - Requirements for advance notice of shareholder proposals at annual shareholder meetings

      - Provisions of Maryland law restricting business combinations and control share acquisitions not approved by the Board of Trustees

      - Provisions of Maryland law protecting corporations (and by extension REITs) against unsolicited takeovers by limiting the duties of the trustees in unsolicited takeover situations

      - Provisions in Maryland law providing that the trustees are not subject to any higher duty or greater scrutiny than that applied to any other director under Maryland law in transactions relating to the acquisition or potential acquisition of control

      - Provisions of Maryland law creating a statutory presumption that an act of the trustees satisfies the applicable standards of conduct for trustees under Maryland law

      - Provisions in loan or joint venture agreements putting the Company in default upon a change in control

      - Provisions of employment agreements with our officers calling for share purchase loan forgiveness, severance compensation and vesting of equity compensation upon a change in control

Any or all of these provisions could delay or prevent a change in control of the Company, even if the change was in our shareholders' interest or offered a greater return to our shareholders.

CHANGES IN FOREIGN CURRENCY EXCHANGE RATES MAY HAVE AN IMPACT ON THE VALUE OF OUR SHARES

The functional currency for our Canadian operations is the Canadian dollar. As a result, our future earnings could be affected by fluctuations in the exchange rate between U.S. and Canadian dollars, which in turn could affect our share price. We have attempted to mitigate our exposure to Canadian currency exchange risk by having both our Canadian lease rentals and the debt service on our Canadian mortgage financing payable in the same currency. We may also from time to time enter into foreign exchange contracts to hedge our transaction exposures. We had no outstanding foreign exchange contracts as of December 31, 2004 and 2003. If we enter into any such contracts in the future, we could be subject to the risk of loss on those contracts. We do not engage in purchasing forward exchange contracts for speculative purposes.

THE JOBS AND GROWTH TAX RELIEF RECONCILIATION ACT OF 2003 MAY ADVERSELY AFFECT THE VALUE OF OUR SHARES.

On May 28, 2003, the President signed the Jobs and Growth Tax Relief and Reconciliation Act of 2003 into law, which provides favorable income tax rates for certain corporate dividends received by individuals through December 31, 2008. Under this law, REIT dividends are generally not eligible for the preferential rates applicable to dividends unless the dividends are attributable to income that has been subject to corporate-level tax or are attributable to certain other dividends received by us. As a result, substantially all of the dividends paid on our shares are not expected to qualify for such lower rates. This law could cause stock in non-REIT corporations to be more attractive to investors than stock in REITs, which may negatively affect the value of, and the market for, our shares.

TAX REFORM COULD ADVERSELY AFFECT THE VALUE OF OUR SHARES

There have been a number of proposals in Congress for major revision of the federal income tax laws, including proposals to adopt a flat tax or replace the income tax system with a national sales tax or value-added tax. Any of these proposals, if enacted, could change the federal income tax laws applicable to REITS, subject us to federal tax or reduce or eliminate the current deduction for dividends paid to our shareholders, any of which could negatively affect the market for our shares.

ITEM 2. PROPERTIES

As of December 31, 2004, our real estate portfolio consisted of 57 megaplex theatre properties and various restaurant, retail and other properties located in 22 states and Ontario, Canada. Except as otherwise noted, all of the real estate investments listed below are owned or ground leased directly by us. The following table lists our properties, their locations, acquisition dates, number of theatre screens, number of seats, gross square footage, and the tenant.

                                                    ACQUISITION                          BUILDING
         PROPERTY                    LOCATION          DATE       SCREENS    SEATS     (GROSS SQ.FT)        TENANT
-----------------------------    ----------------   -----------   -------   --------   -------------     ------------
Megaplex Theatre Properties:
 Grand 24(3)                     Dallas, TX            11/97         24       5,067         98,175       AMC
 Mission Valley 20(1)(3)         San Diego, CA         11/97         20       4,361         84,352       AMC
 Promenade 16(3)                 Los Angeles, CA       11/97         16       2,860        129,822       AMC
 Ontario Mills 30(3)             Los Angeles, CA       11/97         30       5,469        131,534       AMC
 Lennox 24(1)(3)                 Columbus, OH          11/97         24       4,412         98,261       AMC
 West Olive 16(3)                St. Louis, MO         11/97         16       2,817         60,418       AMC
 Studio 30(3)                    Houston, TX           11/97         30       6,032        136,154       AMC
 Huebner Oaks 24(3)              San Antonio, TX       11/97         24       4,400         96,004       AMC
 First Colony 24(1)(6)           Houston, TX           11/97         24       5,098        107,690       AMC
 Oakview 24(1)(6)(10)            Omaha, NE             11/97         24       5,098        107,402       AMC
 Leawood Town Center 20(6)       Leawood, KS           2/98          20       2,995         75,224       AMC
 Gulf Pointe 30(2)(6)            Houston, TX           3/98          30       6,008        130,891       AMC
 South Barrington 30(6)          Chicago, IL           3/98          30       6,210        130,891       AMC
 Cantera 30(2)(5)                Chicago, IL           4/98          30       6,210        130,757       AMC
 Mesquite 30(2)(6)               Dallas, TX            6/98          30       6,008        130,891       AMC
 Hampton Town Center 24(6)       Norfolk, VA           8/98          24       5,098        107,396       AMC
 Raleigh Grand 16(4)             Raleigh, NC           8/98          16       2,596         51,450       Consolidated
 Pompano 18(4)                   Pompano Beach,FL      11/98         18       3,424         73,637       Muvico
 Paradise 24(6)                  Davie, FL             12/98         24       4,180         96,497       Muvico
 Boise Stadium(1)(4)             Boise, ID             12/98         21       4,734        140,300       Regal
 Aliso Veijo Stadium 20(6)       Los Angeles, CA       12/98         20       4,352         98,557       Regal
 Westminster 24(7)               Westminster, CO       6/99          24       4,812        107,000       AMC
 Woodridge 18(2)(10)             Woodridge, IL         6/99          18       4,384         84,206       Loews
 Tampa Starlight 20(10)          Tampa, FL             1/00          20       3,928         84,000       Muvico
 Palm Promenade 24(10)           San Diego, CA         1/00          24       4,586         88,610       AMC
 Cary Crossroads 20(10)          Cary, NC              3/02          20       3,936         77,475       Consolidated
 Elmwood Palace 20(10)           New Orleans, LA       3/02          20       4,357         90,391       AMC
 Hammond Palace 10(10)           New Orleans, LA       3/02          10       1,531         39,850       AMC
 Houma Palace 10(10)             New Orleans, LA       3/02          10       1,871         44,450       AMC
 Westbank Palace 16(10)          New Orleans, LA       3/02          16       3,176         71,607       AMC
 Clearview Palace 12(10)         New Orleans, LA       3/02          12       2,495         70,000       AMC
 Olathe Studio 30(10)            Olathe, KS            6/02          30       5,731        113,108       AMC
 Forum 30(10)                    Sterling              6/02          30       5,041        107,712       AMC
                                 Heights, MI
 Cherrydale 16(10)               Greenville, SC        6/02          16       2,744         51,450       Consolidated
 Livonia 20(10)                  Detroit, MI           8/02          20       3,808         75,106       AMC
 Hoffman Town Centre 22(10)      Alexandria, VA        10/02         22       4,150        132,903       AMC
 Colonel Glenn 18(9)             Little Rock, AR       12/02         18       4,122         79,330       Rave
 AmStar Cinema 16(9)             Macon, GA             3/03          16       2,950         55,000       AmStar
 Star Southfield 20(9)           Southfield, MI        5/03          20       7,000        110,000       Loews
 Southwind 12(9)                 Lawrence, KS          6/03          12       2,481         42,497       Wallace
 Veterans 24(11)                 Tampa, FL             6/03          24       4,580         94,774       AMC
 New Roc City 18 and IMAX(12)    New Rochelle, NY      10/03         18       3,400        103,000       Regal
 Harbour View Grande 16(9)       Suffolk, VA           11/03         16       3,036         61,500       Consolidated
 Columbiana Grande 14(9)         Columbiana, SC        11/03         14       3,000         55,400       Consolidated
 The Grande 18                   Hialeah, FL           12/03         18       4,900         77,400       Crown
 Mississauga 16(8)               Toronto, ON           3/04          16       3,856         95,000       AMC
 Oakville 24(8)                  Toronto, ON           3/04          24       4,772         89,290       AMC
 Whitby 24(8)                    Toronto, ON           3/04          24       4,688         89,290       AMC
 Kanata  24(8)                   Ottawa, ON            3/04          24       4,764         89,290       AMC
 Mesa Grand 24(9)                Phoenix, AZ           3/04          24       4,530         94,774       AMC
 Deer Valley 30(9)               Phoenix, AZ           3/04          30       5,877        113,768       AMC
 Hamilton 24(9)                  Hamilton, NJ          3/04          24       4,268         95,466       AMC
 Grand Prairie 18(9)             Peoria, IL            7/04          18       4,063         82,330       Rave
 Lafayette Grand 16(9)           Lafayette, LA         7/04          16       2,744         61,579       Southern
 Northeast Mall 18               Hurst, TX             11/04         18       3,886         98,250       Rave
 The Grand D'Iberville 14        Biloxi, MS            12/04         14       2,400         48,000       Southern
 Melbourne 16                    Melbourne, FL         12/04         16       3,600         75,850       Rave
                                                                  -----     -------    -----------
          Subtotal Megaplex
              Theatres                                            1,191     238,896      5,165,959
                                                                  -----     -------    -----------

                                                              ACQUISITION                        BUILDING
            PROPERTY                           LOCATION          DATE      SCREENS    SEATS    (GROSS SQ.FT)        TENANT
----------------------------------------   -----------------  -----------  -------   -------   -------------  ----------------------
Retail, Restaurant and Other Properties:
 Pompano Kmart                             Pompano Beach, FL    11/98          --         --      80,540      Kmart
 Hooters Restaurant                        Pompano Beach, FL    11/98          --         --       5,600      Hooters Restaurant
 Westminster Promenade(9)                  Westminster, CO      6/99           --         --     140,000      Multi-Tenant
 On-The-Border                             Dallas, TX           1/99           --         --       6,580      Brinkers
 Bennigan's                                Houston, TX          5/00           --         --       6,575      S & A
 Bennigan's                                Dallas, TX           5/00           --         --       6,575      S & A
 Texas Land & Cattle                       Houston, TX          5/00           --         --       6,600      Tx.C.C., Inc.
 Texas Roadhouse                           Dallas, TX           1/99           --         --       6,000       TX Roadhouse
 Roadhouse Grill                           Atlanta, GA          8/00           --         --       6,850      Roadhouse Grill
 Cherrydale Shops                          Greenville, SC       6/02           --         --      10,000      Multi-Tenant
 Johnny Carino's                           Dallas, TX           3/03           --         --       6,200      Kona Rest. Group, Inc.
 Star Southfield, Center(9)                Southfield, MI       5/03           --         --      45,200      Multi-Tenant
 New Roc City(12)                          New Rochelle, NY     10/03          --         --     344,000      Multi-Tenant
 Harbour View Station(9)                   Suffolk, SC          11/03          --         --      21,855      Multi-Tenant
 Whitby Entertainment Centrum(8)           Toronto, ON          3/04           --         --     109,361      Multi-Tenant
 Oakville Entertainment Centrum(8)         Toronto, ON          3/04           --         --     127,071      Multi-Tenant
 Mississauga Entertainment Centru(8)       Toronto, ON          3/04           --         --      92,657      Multi-Tenant
 Kanata Entertainment Centrum(8)           Ottawa, ON           3/04           --         --     258,772      Multi-Tenant
 Vland                                     Chicago, IL          7/04           --         --       7,500      Vland Warrenville
 Stir Crazy                                Chicago, IL          9/04           --         --       6,500      Stir Crazy Cafe
                                                                           ------    -------   ---------
             Subtotal                                                          --         --   1,294,436
                                                                           ------    -------   ---------
             Total                                                          1,191    238,896   6,460,395
                                                                           ======    =======   =========

(1) Third party ground leased property. Although we are the tenant under the ground leases and have assumed responsibility for performing the obligations thereunder, pursuant to the leases, the theatre tenants are responsible for performing our obligations under the ground leases.

(2) In addition to the theatre property itself, we have acquired land parcels adjacent to the theatre property, which we have or intend to ground lease or sell to restaurant or other entertainment themed operators.

(3)   Property is included as security for a $105 million mortgage note payable.

(4) Property is included as security for $20 million in mortgage notes payable.

(5)   Property is included in the Atlantic-EPR I joint venture.

(6) Property is included as security for $125 million in mortgage notes payable.

(7)   Property is included as security for a $17 million mortgage note payable.

(8)   Property is included as security for a $97 million mortgage note payable.

(9) Property is included as security for a $150 million revolving credit facility.

(10)  Property is included as security for a $155.5 million mortgage.

(11)  Property is included in the Atlantic-EPR II joint venture.

(12) Property is included as security for a $66 million and $4 million credit facility.

OFFICE LOCATION. Our executive office is located in Kansas City, Missouri and is leased from a third party landlord. The office occupies approximately 10,960 square feet with annual rentals of $198,000 and includes annual fixed rent escalations of $.50 per square foot. The lease expires in December, 2009.

TENANTS AND LEASES

Our existing leases on rental property (on a consolidated basis - excluding joint venture property) provide for aggregate annual rentals of approximately $132 million (not including periodic rent escalations or percentage rent). The megaplex theatre leases have an average remaining base term lease life of 13.2 years and may be extended for predetermined extension terms at the option of the tenant. The theatre leases are typically triple-net leases that require the tenant to pay substantially all expenses associated with the operation of the properties, including taxes, other governmental charges, insurance, utilities, service, maintenance and any ground lease payments.

PROPERTY ACQUISITIONS IN 2004

The following table lists the rental properties we acquired or developed during 2004:

           PROPERTY                             LOCATION                          TENANT
---------------------------------           ---------------        -------------------------------------
Kanata Entertainment Centrum                Ottawa, ON             AMC and various restaurant and retail
Oakville Entertainment Centrum              Toronto, ON            AMC and various restaurant and retail
Mississauga Entertainment Centrum           Toronto, ON            AMC and various restaurant and retail
Whitby Entertainment Centrum                Toronto, ON            AMC and various restaurant and retail
Mesa Grand 24                               Phoenix, AZ            AMC
Deer Valley 30                              Phoenix, AZ            AMC
Hamilton 24                                 Hamilton, NJ           AMC
Putting Edge                                Westminster, CO        Putting Edge Corporation
Vland Multi-tenant Retail                   Chicago, IL            Vland Warrenville
Grand Prairie 18                            Peoria, IL             Rave Motion Pictures
Lafayette Grand 16                          Lafayette, LA          Southern Theatres
Stir Crazy                                  Chicago, IL            Stir Crazy Cafe
Northeast Mall 18                           Hurst, TX              Rave Motion Pictures
The Grand D'Iberville 14                    Biloxi, MS             Southern Theatres
Melbourne 16                                Melbourne, FL          Rave Motion Pictures
Maximum Gamers                              Westminster, CO        MGC Group
Pistons Hall of Fame Cafe                   Southfield, MI         Sports Concept Management
Splitz                                      Westminster, CO        EPR TRS  I, Inc. (1)

(1) A taxable REIT subsidiary of EPR.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth, for the quarterly periods indicated, the high and low sales prices per share for our common shares on the New York Stock Exchange ("NYSE") under the trading symbol "EPR" and the distributions declared.

                      SHARE PRICE     DECLARED
                     HIGH     LOW   DISTRIBUTION
                    ------  ------  ------------
2004:
  Fourth quarter    $45.00  $38.00    $0.5625
  Third quarter      38.85   33.75     0.5625
  Second quarter     41.55   31.57     0.5625
  First quarter      40.91   33.71     0.5625
2003:
  Fourth quarter    $35.79  $30.70    $0.5000
  Third quarter      32.71   28.22     0.5000
  Second quarter     28.75   26.65     0.5000
  First quarter      27.30   23.20     0.5000

The closing price for our common shares on the NYSE on February 28, 2005 was $41.00 per share.

We declared quarterly distributions to common shareholders aggregating $2.25 per common share in 2004 and $2.00 per common share in 2003.

While we intend to continue paying regular quarterly dividends, future dividend declarations will be at the discretion of the Board of Trustees and will depend on our actual cash flow, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code, debt covenants and other factors the Board of Trustees deems relevant. The actual cash flow available to pay dividends may be affected by a number of factors, including the revenues received from rental properties, our operating expenses, debt service on our borrowings, the ability of lessees to meet their obligations to us and any unanticipated capital expenditures (See "Risk Factors - We cannot assure you we will continue paying dividends at historical rates," in Item 1, and "Liquidity and Capital Resources" in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations"). Our Series A preferred shares have a fixed dividend rate of 9.50% and our Series B preferred shares have a fixed dividend rate of 7.75%.

On February 28, 2005, there were approximately 639 holders of record of our outstanding common shares.

As a company with shares listed on the NYSE, we are required to comply with the corporate governance rules of the NYSE. Our CEO is required to certify to the NYSE that we are in compliance with the governance rules not later than 30 days after the date of each annual shareholder meeting. Our CEO complied with this requirement in 2004. We also filed with the SEC as exhibits to our annual report on Form 10-K for the year ended December 31, 2003 the certifications of our CEO and CFO required under Section 302 of the Sarbanes-Oxley Act.

ITEM 6. SELECTED FINANCIAL DATA

                                                    YEAR ENDED DECEMBER 31,
                                            ---------------------------------------
                                            2004      2003    2002     2001    2000
                                            ----      ----    ----     ----    ----
Total revenue                             $124,980  91,160   71,610   54,667  53,287
Property operating expense, net              2,322     698      201       --      --
General and administrative expense           4,716   3,859    2,293    2,507   1,850
Costs associated with loan
refinancing                                  1,134      --       --       --      --
Interest expense, net                       38,054  30,570   24,475   20,334  18,909
Depreciation and amortization               23,365  16,359   12,862   10,209  10,184
Amortization of non-vested shares            1,377     926    1,048      240     276
                                          --------  ------   ------   ------  ------
      Income before minority interests,
      income from joint ventures and
      gain on sale of real estate           54,012  38,748   30,731   21,377  22,068

Gain on sale of real estate                     --      --      202       --      --
Minority interests                            (953) (1,555)  (1,195)      --      --
Equity in income from joint ventures           654     401    1,421    2,203   2,104
Preferred dividend requirements             (5,463) (5,463)  (3,225)      --      --
                                          --------  ------   ------   ------  ------
      Net income available to
      common shareholders                 $ 48,250  32,131   27,934   23,580  24,172
                                          ========  ======   ======   ======  ======
Net income per common share:
   Basic                                  $   2.12    1.81     1.66     1.60    1.63
   Diluted                                    2.07    1.77     1.64     1.60    1.63
Weighted average number of
   common shares outstanding:
      Basic                                 22,721  17,780   16,791   14,715  14,786
      Diluted                               23,664  19,051   17,762   14,783  14,810
Cash dividends declared per
   common share                           $   2.25    2.00     1.90     1.80    1.76

                                                    DECEMBER 31,
                                 ----------------------------------------------------------
                                 2004           2003         2002         2001         2000
                                 ----           ----         ----         ----         ----
Net real estate investments   $1,144,553      900,096      692,922      530,280      472,795
Total assets                   1,213,448      965,918      730,387      583,351      513,534
Common dividends payable          14,097        9,829        8,162        6,659        6,479
Preferred dividends payable        1,366        1,366        1,366           --           --
Long-term debt                   592,892      506,555      346,617      314,766      244,547
Total liabilities                620,059      521,509      361,834      325,223      252,915
Minority interests                 6,049       21,630       15,375           --           --
Shareholders' equity             587,340      422,779      353,178      258,128      260,619

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Annual Report on Form 10-K. The forward-looking statements included in this discussion and elsewhere in this Form 10-K involve risks and uncertainties, including anticipated financial performance, business prospects, industry trends, shareholder returns, performance of leases by tenants and other matters, which reflect management's best judgment based on factors currently known. Actual results and experience could differ materially from the anticipated results and other expectations expressed in our forward-looking statements as a result of a number of factors, including but not limited to those discussed in this Item and in Item 1 "Business - Risk Factors".

OVERVIEW

Our primary business strategy is to purchase real estate (land, buildings and other improvements) that we lease to operators of destination-based entertainment and entertainment-related properties. As of December 31, 2004, we had invested approximately $1.2 billion (before accumulated depreciation) in 57 megaplex theatre properties and various restaurant, retail and other properties located in 22 states and Ontario, Canada. As of December 31, 2004, we had invested approximately $23.1 million in development land and construction in progress for theatre and theatre-related development.

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

We incur general and administrative expenses including compensation expense for our executive officers and other employees, professional fees and various expenses incurred in the process of identifying, evaluating and acquiring additional properties. We are self-administered and managed by our trustees, executive officers and other employees. Our primary non-cash expense is the depreciation of our properties. We depreciate buildings and improvements on our properties over a seven-year to 40-year period for tax purposes and financial reporting purposes.

Our property acquisitions and development financing commitments are financed by cash from operations, borrowings under our secured revolving variable rate credit facility, long-term mortgage debt and the sale of equity securities. It has been our strategy to structure leases and financings to ensure a positive spread between our cost of capital and the rentals paid by our tenants. We have primarily acquired new properties that are pre-leased to a single tenant or multi-tenant properties that have a high occupancy rate. We do not typically develop or acquire properties on a speculative basis or that are not pre-leased or substantially occupied. We have recently become more involved in development financing arrangements, in which we acquire the underlying land, finance the construction of a theatre on the land and lease the theatre upon completion of construction to the operator on a triple net basis. We have also entered into joint ventures formed to own and lease single properties. We intend to continue entering into some or all of these types of arrangements in the foreseeable future.

Our primary challenges have been locating suitable properties, negotiating favorable lease and financing terms, and managing our portfolio as we have continued to grow. Because of our emphasis on the entertainment sector of the real estate industry and the knowledge and industry relationships of our management, we have enjoyed favorable opportunities to acquire, finance and lease properties. We believe those opportunities will continue during 2005.

Our business is subject to a number of risks and uncertainties, including those described in "Risk Factors" in Item 1 of this report.

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

Revenue Recognition

Rents that are fixed and determinable are recognized on a straight-line basis over the minimum term of the lease. Base rent escalation in most of our leases is dependent upon increases in the Consumer Price Index (CPI) and accordingly, management does not include any future base rent escalation amounts on these leases in current revenue. Most of our leases provide for percentage rents based upon the level of sales achieved by the tenant. These percentage rents are recognized once the required sales level is achieved.

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

Buildings                                40 years
Tenant improvements                      Base term of
                                         lease or useful
                                         life, whichever
                                         is shorter
Furniture, fixtures and equipment        3 to 7 years

Impairment of Real Estate Values

We are required to make subjective assessments as to whether there are impairments in the value of our rental properties. These estimates of impairment may have a direct impact on our consolidated financial statements.

We apply the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We assess the carrying value of our rental properties whenever events or changes in circumstances indicate that the carrying amount of a property may not be recoverable. Certain factors that may occur and indicate that impairments may exist include, but are not limited to: underperformance relative to projected future operating results, tenant difficulties and significant adverse industry or market economic trends. No such indicators existed during 2004. If an indicator of possible impairment exists, a property is evaluated for impairment by comparing the carrying amount of the property to the estimated undiscounted future cash flows expected to be generated by the property. If the carrying amount of a property exceeds its estimated future cash flows on an undiscounted basis, an impairment charge is recognized in the amount by which the carrying amount of the property exceeds the fair value of the property. Management estimates fair value of our rental properties based on projected discounted cash flows using a discount rate determined by management to be commensurate with the risk inherent in the Company. Management did not record any impairment charges for 2004.

Real Estate Acquisitions

Upon acquisitions of real estate properties, we make subjective estimates of the fair value of acquired tangible assets (consisting of land, building, tenant improvements, and furniture, fixtures and equipment) and identified intangible assets and liabilities (consisting of above and below market leases, in-place leases, tenant relationships and assumed financing that is determined to be above or below market terms) in accordance with Statement of Financial Accounting Standards (SFAS) No.141, Business Combinations. We utilize methods similar to those used by independent appraisers in making these estimates. Based on these estimates, we allocate the purchase price to the applicable assets and liabilities. These estimates have a direct impact on our net income.

RECENT DEVELOPMENTS

During the three months ended December 31, 2004, we completed development of three megaplex theatre properties in Hurst, Texas, Biloxi, Mississippi and Melbourne, Florida. The Northeast Mall 18 in Hurst, Texas is operated by Rave Motion Pictures and was completed for a total development cost (including land and building) to us of approximately $16.7 million. The Grand D'Iberville 14 in Biloxi, Mississippi is operated by Southern Theatres and was completed for a total development cost (including land and building) to us of approximately $10.0 million. The Melbourne 16 in Melbourne, Florida is operated by Rave Motion Pictures and was completed for a total development cost (including land and building) to us of approximately $12.6 million. All of these theatres are leased under long-term triple-net leases.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

Rental revenue was $124.4 million for the year ended December 31, 2004, as compared to $90.0 million for the year ended December 31, 2003. The $34.4 million increase resulted primarily from property acquisitions completed in 2003 and 2004, base rent increases and percentage rents on existing properties. Percentage rents of $2.2 million and $1.9 million were recognized in 2004 and 2003, respectively. Straight-line rents of $2.2 million were recognized in 2004 compared to no straight-line rents recognized in 2003.

Our property operating expenses, net totaled $2.3 million for the year ended December 31, 2004, as compared to $698 thousand for the year ended December 31, 2003. The $1.6 million increase resulted primarily from property acquisitions in 2003 and 2004. These expenses, net of tenant reimbursements, arise from the operations of our retail properties in Southfield, Michigan, Greenville, South Carolina, Westminster, Colorado, Tampa, Florida, New Rochelle, New York, Suffolk, Virginia and Ontario, Canada.

Our general and administrative expenses totaled $4.7 million for the year ended December 31, 2004 compared to $3.9 million for the year ended December 31, 2003. The increase is primarily due to the following:

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

Costs associated with loan refinancing in 2004 were $1.1 million. These costs related to the termination of our iStar credit facility and consisted of a prepayment penalty of $405 thousand and the write-off of $729 thousand of remaining unamortized financing fees. No such costs were incurred in 2003.

Our net interest expense increased by $7.5 million to $38.1 million for the year ended December 31, 2004 from $30.6 million for the year ended December 31, 2003. The increase in net interest expense primarily resulted from increases in long-term debt used to finance real estate acquisitions.

Depreciation and amortization expense, including amortization of non-vested shares, totaled $24.7 million for the year ended December 31, 2004 compared to $17.3 million for the year ended December 31, 2003. The $7.4 million increase resulted from the property acquisitions completed in 2003 and 2004 and recent grants of restricted shares to management. Amortization of non-vested shares was $1.4 million and $0.9 million in 2004 and 2003, respectively.

Income from joint ventures totaled $654 thousand for the year ended December 31, 2004 compared to $401 thousand for the same period in 2003. The increase is due to the addition of the Atlantic-EPR II joint venture on March 1, 2004.

For the year ended December 31, 2004, minority interest in net income was $953 thousand as compared to $1.6 million in the prior year period. The decrease is due primarily to the conversion of the preferred interest in our subsidiary, EPT Gulf States, LLC, as of September 20, 2004 to 857,145 common shares of the Company.

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

Rental revenue was $90.0 million for the year ended December 31, 2003, as compared to $71.6 million for the year ended December 31, 2002. The $18.4 million increase resulted primarily from property acquisitions completed in 2002 and 2003, base rent increases and percentage rents on existing properties. In addition, other revenue increased by $1.2 million in 2003 due to a payment received related to the cancellation of the Van's Skate Park lease at the entertainment retail center in Westminster, Colorado, which was closed during the third quarter, and income received from claims we filed in the Loews Cineplex bankruptcy proceedings. Percentage rents of $1.9 million and $600 thousand were recognized in 2003 and 2002, respectively.

Our property operating expenses totaled $698 thousand for the year ended December 31, 2003, as compared to $201 thousand for the year ended December 31, 2002. These expenses, net of tenant reimbursements, arise from the operations of our retail properties in Southfield, Michigan, Greenville, South Carolina, Westminster, Colorado, Tampa, Florida, New Rochelle, New York and Suffolk, Virginia.

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

      - An increase in fees paid for professional services, primarily for legal fees related to compliance with the Sarbanes-Oxley Act.

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

Depreciation and amortization expense totaled $16.4 million for the year ended December 31, 2003 compared to $12.9 million for the same period in 2002. The $3.5 million increase resulted from the property acquisitions completed in 2002 and 2003. Amortization of non-vested shares was $.9 million and $1.0 million in 2003 and 2002, respectively.

Income from joint venture totaled $401 thousand for the year ended December 31, 2003 compared to $1.4 million for the same period in 2002. The decrease was due to the Company's lower ownership interest in the Atlantic-EPR I joint venture (20% ownership throughout 2003 compared to 76.9% weighted average interest in 2002).

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $11.3 million at December 31, 2004. In addition, we had restricted cash of $12.8 million at December 31, 2004 required in connection with debt service, payment of real estate taxes and capital improvements.

Mortgage Debt and Credit Facilities

As of December 31, 2004, we had total debt outstanding of $592.9 million. All of our debt is mortgage debt secured by a substantial portion of our rental properties. As of December 31, 2004, $565.9 million of debt outstanding was fixed rate debt with a weighted average interest rate of approximately 6.5%. All of our debt is described in note 6 to the consolidated financial statements in this Form 10-K.

At December 31, 2004, we had $27 million in debt outstanding under our $150 million secured revolving variable rate credit facility that bears interest at a floating rate and is secured by nine theatre properties, two theatre and retail mix properties and one retail mix property. The credit facility matures in March of 2007.

Our principal investing activity is the purchase of rental property, which is generally financed with mortgage debt and the proceeds from equity offerings. Continued growth of our rental property portfolio will depend in part on our continued ability to access funds through additional borrowings and equity security offerings.

Liquidity Requirements

Short-term liquidity requirements consist primarily of normal recurring corporate operating expenses, debt service requirements and distributions to shareholders. We meet these requirements primarily through cash provided by operating activities. Cash provided by operating activities was $84.4 million for the year ended December 31, 2004, $51.0 million for the year ended December 31, 2003 and $45.9 million for the year ended December 31, 2002. We anticipate that our cash on hand, cash from operations, and funds available under our secured revolving variable rate credit facility will provide adequate liquidity to fund our operations, make interest and principal payments on our debt, and allow distributions to our shareholders and avoidance of corporate level federal income or excise tax in accordance with Internal Revenue Code requirements for qualification as a REIT.

Long-term liquidity requirements at December 31, 2004 consisted primarily of maturities of long-term debt. Contractual obligations as of December 31, 2004 are as follows (in thousands):

                                                              YEAR ENDED DECEMBER 31,
                               ------------------------------------------------------------------------------------------
  CONTRACTUAL OBLIGATIONS          2005          2006          2007        2008         2009      THEREAFTER       TOTAL
---------------------------    -----------      -------       ------      -------      ------     ----------      -------
Long Term Debt Obligations     $    33,395      120,867       39,243      102,030      11,622       285,735       592,892
Operating Lease Obligations            198          203          209          214         220             -         1,044
                               -----------      -------       ------      -------      ------       -------       -------
Total                          $    33,593      121,070       39,452      102,244      11,842       285,735       593,936
                               ===========      =======       ======      =======      ======       =======       =======

As further described in note 17 to the consolidated financial statements in this Form 10-K, we completed an offering of Series B preferred shares in January 2005, generating net proceeds (before expenses) of $77.5 million. In February of 2005, we used proceeds from this offering to payoff $18.8 million in mortgage debt which matured on February 1, 2005.

We believe that we will be able to obtain financing in order to repay our debt obligations by refinancing the properties as the debt comes due. However, there can be no assurance that additional financing or capital will be available, or that terms will be acceptable or advantageous to us.

Our primary use of cash after paying operating expenses, debt service and distributions to shareholders is in the acquisition of properties. We have identified approximately $130 million in properties for acquisition in 2005. We expect to finance these acquisitions with borrowings under our secured revolving variable rate credit facility, as well as long-term borrowings and equity financing alternatives. The availability and terms of any such financing will depend upon market and other conditions. If we borrow the maximum amount available under our secured revolving variable rate credit facility, there can be no assurance that we will be able to obtain additional acquisition financing, which would not affect our liquidity, but would affect our ability to grow (See "We must obtain new financing in order to grow" and "Risks that may affect the market price of our shares" under "Risk Factors").

In addition to the contractual obligations listed in the table above, we had four theatre projects under construction at December 31, 2004. The properties are being developed by and have been pre-leased to the prospective tenants. The cost of development is paid by us either in periodic draws or upon successful completion of construction. These theatres will have a total of 60 screens and their total development costs (including land) will be approximately $38.8 million. Through December 31, 2004, we have invested $11.7 million in these projects (including land), and have commitments to fund approximately $27.1 million of additional improvements. We plan to fund development primarily with funds generated by debt financing and/or equity offerings. If we determine that construction is not being completed in accordance with the terms of the development agreement, we can discontinue funding construction draws or refuse to purchase the completed theatre. Upon successful completion of construction, we have agreed to lease these theatres to the theatre operators under long-term triple-net leases at pre-determined rates.

Off Balance Sheet Arrangements

At December 31, 2004, we had a 20% investment interest in two unconsolidated real estate joint ventures, Atlantic-EPR I and Atlantic-EPR II, which are accounted for under the equity method of accounting. We do not anticipate any material impact on our liquidity as a result of any commitments that may arise involving those joint ventures. The following is a brief description of the joint ventures:

On May 11, 2000, we completed the formation of a joint venture partnership, Atlantic-EPR I, a Delaware general partnership, with Atlantic of Hamburg, Germany (Atlantic), whereby we contributed the AMC Cantera 30 theatre with a carrying value of $33.5 million in exchange for cash proceeds from mortgage financing of $17.8 million and a 100% interest in Atlantic-EPR I. During 2000 through 2002, we sold to Atlantic a total of an 80% interest in Atlantic-EPR I in exchange for $14.3 million in cash. The final payment by Atlantic of $8.4 million was paid to us in January 2003. The joint venture agreement allows Atlantic to exchange up to a maximum of 10% of its ownership interest in Atlantic-EPR I per year, beginning in 2005, for common shares of EPR or, at our discretion, the cash value of those shares as defined in the partnership agreement.

We account for our investment in Atlantic-EPR I under the equity method of accounting. We recognized income of $410, $401, and $1,421 (in thousands) from our investment in this joint venture during 2004, 2003 and 2002, respectively.

On March 1, 2004, we completed the formation of the second joint venture partnership, Atlantic-EPR II, a Delaware general partnership, with Atlantic, whereby we contributed the AMC Tampa Veterans 24 theatre with a carrying value of $24.2 million and related mortgage debt of $14.6 million for a 100% interest in Atlantic-EPR II. Simultaneously on March 1, 2004, we sold to Atlantic an 80% interest in Atlantic-EPR II in exchange for $8.2 million in cash. The joint venture agreement allows Atlantic to exchange up to a maximum of 10% of its ownership interest in Atlantic-EPR II per year, beginning in 2007, for common shares of EPR or, at our discretion, the cash value of those shares as defined in the partnership agreement.

We account for our investment in Atlantic-EPR II under the equity method of accounting. We recognized income of $244 thousand from our investment in this joint venture during 2004.

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

The following tables summarize the Company's FFO for the years ended December 31, 2004 and December 31, 2003 (in thousands):

                                                            YEAR ENDED DECEMBER 31,
                                                            -----------------------
                                                              2004            2003
                                                            -----------     -------
Net income available to common shareholders                 $    48,250     32,131
Add: Real estate depreciation and amortization                   22,379     16,175
Add: Allocated share of joint venture depreciation                  223        135
                                                            -----------     ------
                 Basic Funds From Operations                     70,852     48,441
Add: minority interest in net income                                750      1,500
                                                            -----------     ------
                 Diluted Funds From Operations              $    71,602     49,941
                                                            ===========     ======

FFO per common share:
     Basic                                                  $      3.12       2.72
     Diluted                                                       3.03       2.62

Shares used for computation (in thousands):
     Basic                                                       22,721     17,780
     Diluted                                                     23,664     19,051

Other financial information:
     Straight-lined rental revenue                          $     2,248          -

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46) (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R was issued in January 2003 and replaced FIN 46, Consolidation of Variable Interest Entities. We adopted FIN 46R on March 31, 2004. The adoption did not have any effect on our 2004 financial statements.

FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued in May 2003. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For EPR, the Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise was effective as of January 1, 2004, except for mandatory redeemable financial instruments. For certain mandatory redeemable financial instruments, the Statement was effective for EPR on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatory redeemable financial instruments. As of December 31, 2004, our financial statements have not been impacted by the issuance of FASB Statement No. 150.

FASB Statement No. 123, Accounting for Stock-Based Compensation, was revised in December 2004 ("Revised Statement"). The Revised Statement, Share Based Payment, also supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. The Revised Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. For EPR, the Revised Statement is effective July 1, 2005. The adoption of this Revised Statement is not expected to have a material impact on our financial statements.

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

FORWARD LOOKING INFORMATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

WITH THE EXCEPTION OF HISTORICAL INFORMATION, THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS AS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND IDENTIFIED BY SUCH WORDS AS "WILL BE," "INTEND," "CONTINUE," "BELIEVE," "MAY," "EXPECT," "HOPE," "ANTICIPATE," "GOAL," "FORECAST," OR OTHER COMPARABLE TERMS. OUR ACTUAL FINANCIAL CONDITION, RESULTS OF OPERATIONS OR BUSINESS MAY VARY MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD- LOOKING STATEMENTS AND INVOLVE VARIOUS RISKS AND UNCERTAINTIES, INCLUDING BUT NOT LIMITED TO THOSE DISCUSSED UNDER "RISK FACTORS" IN THIS REPORT. INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY FORWARD-LOOKING STATEMENTS.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, primarily relating to potential losses due to changes in interest rates. We seek to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new long-term fixed rate borrowings whenever possible. We also have a $150 million secured revolving line of credit that bears interest at a floating rate that we use to acquire properties and finance our development commitments.

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

The following table presents the principal amounts, weighted average interest rates, and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes as of December 31:

                       Expected Maturities (in millions)

                                                                                                                       ESTIMATED
                                       2005         2006       2007      2008        2009    THEREAFTER     TOTAL      FAIR VALUE
                                       ----         ----       ----      ----        ----    ----------     -----      ----------
December 31, 2004:
  Fixed rate debt                    $  33.4       120.9       12.3      102.0       11.6      285.7        565.9         570.2
  Average interest rate                  8.3%        7.3%       6.2%       6.7%       6.1%       6.0%         6.5%            -
  Variable rate debt                 $     -           -       27.0          -          -          -         27.0          27.0
  Average interest rate                    -           -        4.7%         -          -          -          4.7%            -
     (as of December 31, 2004)

                                                                                                                       ESTIMATED
                                       2004         2005       2006      2007        2008    THEREAFTER     TOTAL      FAIR VALUE
                                       ----         ----       ----      ----        ----    ----------     -----      ----------
December 31, 2003:
  Fixed rate debt                    $  10.8        30.0      117.4        8.4        8.9      245.1        420.6         425.3
  Average interest rate                  8.9%        8.5%       7.3%       6.0%       6.0%       6.1%         6.7%            -
  Variable rate debt                 $  66.0           -       20.0          -          -          -         86.0          86.0
  Average interest rate                  3.6%          -        5.1%         -          -          -          4.0%            -
    (as of December 31, 2003)

We have not engaged extensively in the use of derivatives to manage our interest rate and market risk due to our limited use of variable rate debt. For a discussion of derivative financial instruments and interest rate hedging activity, see note 10 to the consolidated financial statements.

We financed the acquisition of our Canadian properties with non-recourse fixed rate mortgage loans from a Canadian lender in the original aggregate principal amount of approximately US $97 million. The loans were made and are payable by us in Canadian dollars, and the rents received from tenants of the properties are payable in Canadian dollars. Although we have attempted to mitigate the impact of foreign currency exchange risk on our Canadian properties by matching Canadian dollar debt financing with Canadian dollar rents, a significant change in the exchange rate between the Canadian and U.S. dollars could have a material impact on our earnings.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         Entertainment Properties Trust

                                    CONTENTS

Reports of Independent Registered Public Accounting Firm................................................   28

Audited Financial Statements

Consolidated Balance Sheets ............................................................................   31
Consolidated Statements of Income ......................................................................   32
Consolidated Statements of Changes in Shareholders' Equity..............................................   33
Consolidated Statements of Comprehensive Income ........................................................   34
Consolidated Statements of Cash Flows ..................................................................   35
Notes to Consolidated Financial Statements .............................................................   36

Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts ........................................................   58
Schedule III - Real Estate and Accumulated Depreciation ................................................   59

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Trustees
Entertainment Properties Trust:

We have audited the accompanying consolidated balance sheets of Entertainment Properties Trust (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders' equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audit of the consolidated financial statements, we have also audited the accompanying financial statement schedules listed in the Index at Item 15(2). These consolidated financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Entertainment Properties Trust as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 4, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Kansas City, Missouri
March 4, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Trustees
Entertainment Properties Trust:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting appearing under item 9A, that Entertainment Properties Trust (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and trustees of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Entertainment Properties Trust maintained effective internal control over financial reporting as of December 31, 2004 is fairly stated, in all material respects, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring

Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Entertainment Properties Trust as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders' equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004, and the related financial statement schedules, and our report dated March 4, 2005 expressed an unqualified opinion on those consolidated financial statements and related financial statement schedules.

KPMG LLP

Kansas City, Missouri
March 4, 2005

                         ENTERTAINMENT PROPERTIES TRUST

                           Consolidated Balance Sheets

                 (In thousands except share and per share data)

                                                                                               DECEMBER 31
                                                                                        ------------------------
                                                                                        2004                2003
                                                                                        ----                ----
                                     ASSETS
Rental properties, net                                                             $    1,121,409         870,944
Property under development                                                                 23,144          29,152
Investment in joint ventures                                                                2,541           1,336
Cash and cash equivalents                                                                  11,255          30,527
Restricted cash                                                                            12,794           6,495
Intangible assets, net                                                                     10,900             693
Deferred financing costs, net                                                              12,730          11,405
Other assets                                                                               18,675          15,366
                                                                                   --------------         -------
                  Total assets                                                     $    1,213,448         965,918
                                                                                   ==============         =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Accounts payable and accrued liabilities                                        $       10,070           2,864
   Common dividends payable                                                                14,097           9,829
   Preferred dividends payable                                                              1,366           1,366
   Unearned rents                                                                           1,634             895
   Long-term debt                                                                         592,892         506,555
                                                                                   --------------         -------
                  Total liabilities                                                       620,059         521,509

Commitments and contingencies                                                                  --              --
Minority interests                                                                          6,049          21,630

Shareholders' equity:
   Common shares, $.01 par value. Authorized
       50,000,000 shares; issued 25,578,472 and 20,129,749
       shares at December 31, 2004 and 2003, respectively                                     256             201
   Preferred shares, $.01 par value. Authorized
       5,000,000 shares; issued 2,300,000 shares                                               23              23
   Additional paid-in-capital                                                             618,715         454,195
   Treasury shares, at cost: 517,421 and 472,200 common
       shares at December 31, 2004 and 2003, respectively                                  (8,398)         (6,533)
   Loans to shareholders                                                                   (3,525)         (3,525)
   Non-vested shares                                                                       (2,338)         (1,625)
   Accumulated other comprehensive income                                                   7,480              --
   Distributions in excess of net income                                                  (24,873)        (19,957)
                                                                                   --------------         -------
                  Shareholders' equity                                                    587,340         422,779
                                                                                   --------------         -------
                  Total liabilities and shareholders' equity                       $    1,213,448         965,918
                                                                                   ==============         =======

See accompanying notes to consolidated financial statements.

                         ENTERTAINMENT PROPERTIES TRUST

                        Consolidated Statements of Income

                      (In thousands except per share data)

                                                                          YEAR ENDED DECEMBER 31,
                                                                       -----------------------------
                                                                          2004      2003       2002
                                                                       ---------   ------     ------
Rental revenue                                                         $ 124,423   89,965     71,610
Other revenue                                                                557    1,195          -
                                                                       ---------   ------     ------
                                 Total revenue                           124,980   91,160     71,610
                                                                       ---------   ------     ------

Property operating expense, net                                            2,322      698        201
General and administrative expense,
        excluding amortization of non-vested
        shares below                                                       4,716    3,859      2,293
Costs associated with loan refinancing                                     1,134        -          -
Interest expense, net                                                     38,054   30,570     24,475
Depreciation and amortization                                             23,365   16,359     12,862
Amortization of non-vested shares                                          1,377      926      1,048
                                                                       ---------   ------     ------
                                 Income before gain on
                                       sale of real estate, income
                                       from joint ventures, and
                                       minority interests                 54,012   38,748     30,731
Gain on sale of real estate                                                    -        -        202
Equity in income from joint ventures                                         654      401      1,421
Minority interests                                                          (953)  (1,555)    (1,195)
                                                                       ---------   ------     ------
                                 Net income                               53,713   37,594     31,159
Preferred dividend requirements                                           (5,463)  (5,463)    (3,225)
                                                                       ---------   ------     ------
                                 Net income available to
                                       common shareholders             $  48,250   32,131     27,934
                                                                       =========   ======     ======
Basic net income per common share                                      $    2.12     1.81       1.66
                                                                       =========   ======     ======
Diluted net income per common share                                    $    2.07     1.77       1.64
                                                                       =========   ======     ======
Shares used for computation (in thousands):

        Basic                                                             22,721   17,780     16,791
        Diluted                                                           23,664   19,051     17,762

See accompanying notes to consolidated financial statements.

                         ENTERTAINMENT PROPERTIES TRUST

           Consolidated Statements of Changes in Shareholders' Equity

                                 (In thousands)

                                                            COMMON STOCK  PREFERRED STOCK  ADDITIONAL
                                                            ------------- ---------------   PAID-IN    TREASURY    LOANS TO
                                                            SHARES   PAR  SHARES    PAR     CAPITAL     SHARES   SHAREHOLDERS
                                                            ------  ----- ------  -------  ----------  --------  ------------
Balance at December 31, 2001                                15,270  $ 153      -  $     -   279,603     (6,533)    (3,525)
Shares issued to Trustees                                        2      -      -        -        54          -          -
Issuance of restricted share grants                             62      1      -        -     1,218          -          -
Amortization of restricted share grants                          -      -      -        -         -          -          -
Net income                                                       -      -      -        -         -          -          -
Issuances of common shares in Dividend Reinvestment Plan        22      -      -        -       475          -          -
Issuance of common shares, net of costs of $1.03 million     2,300     23      -        -    42,685          -          -
Issuance of preferred shares, net of costs of $1.6 million       -      -  2,300       23    55,412          -          -
Dividends to common shareholders ($1.90 per share)               -      -      -        -         -          -          -
Dividends to preferred shareholders ($1.40 per share)            -      -      -        -         -          -          -
                                                            ------  -----  -----  -------   -------     ------     ------
Balance at December 31, 2002                                17,656    177  2,300       23   379,447     (6,533)    (3,525)
Shares issued to Trustees                                        2      -      -        -        62          -          -
Issuance of restricted share grants                             54      1      -        -     1,303          -          -
Amortization of restricted share grants                          -      -      -        -         -          -          -
Stock option expense                                             -      -      -        -        25          -          -
Net income                                                       -      -      -        -         -          -          -
Issuances of common shares in Dividend Reinvestment Plan        21      -      -        -       586          -          -
Issuance of common shares, net of costs of $1.4 million      2,397     23      -        -    72,772          -          -
Dividends to common shareholders ($2.00 per share)               -      -      -        -         -          -          -
Dividends to preferred shareholders ($2.375 per share)           -      -      -        -         -          -          -
                                                            ------  -----  -----  -------   -------     ------     ------
Balance at December 31, 2003                                20,130    201  2,300       23   454,195     (6,533)    (3,525)
Shares issued to Trustees                                        2      -      -        -        66          -          -
Issuance of restricted share grants                             56      1      -        -     2,089          -          -
Cancellation of common shares                                   (1)     -      -        -       (50)         -          -
Amortization of restricted share grants                          -      -      -        -         -          -          -
Stock option expense                                             -      -      -        -       116          -          -
Foreign currency translation adjustment                          -      -      -        -         -          -          -
Net income                                                       -      -      -        -         -          -          -
Issuances of common shares in Dividend Reinvestment Plan        23      -      -        -       837          -          -
Issuances of common shares, net of costs  of $3.5 million    5,190     52      -        -   158,629          -          -
Stock option exercises, net                                    178      2      -        -     2,833     (1,865)         -
Dividends to common shareholders ($2.25 per share)               -      -      -        -         -          -          -
Dividends to preferred shareholders ($2.375 per share)           -      -      -        -         -          -          -
                                                            ------  -----  -----  -------   -------     ------     ------
Balance at December 31, 2004                                25,578  $ 256  2,300  $    23   618,715     (8,398)    (3,525)
                                                            ======  =====  =====  =======   =======     ======     ======

                                                                          ACCUMULATED
                                                                             OTHER       DISTRIBUTIONS
                                                             NON-VESTED  COMPREHENSIVE   IN EXCESS OF
                                                               SHARES        INCOME       NET INCOME     TOTAL
                                                             ----------  --------------  -------------  -------
Balance at December 31, 2001                                   (1,076)           -          (10,494)    258,128
Shares issued to Trustees                                           -            -                -          54
Issuance of restricted share grants                            (1,219)           -                -           -
Amortization of restricted share grants                         1,048            -                -       1,048
Net income                                                          -            -           31,159      31,159
Issuances of common shares in Dividend Reinvestment Plan            -            -                -         475
Issuance of common shares, net of costs of $1.03 million            -            -                -      42,708
Issuance of preferred shares, net of costs of $1.6 million          -            -                -      55,435
Dividends to common shareholders ($1.90 per share)                  -            -          (32,604)    (32,604)
Dividends to preferred shareholders ($1.40 per share)               -            -           (3,225)     (3,225)
                                                               ------        -----          -------     -------
Balance at December 31, 2002                                   (1,247)           -          (15,164)    353,178
Shares issued to Trustees                                           -            -                -          62
Issuance of restricted share grants                            (1,304)           -                -           -
Amortization of restricted share grants                           926            -                -         926
Stock option expense                                                -            -                -          25
Net income                                                          -            -           37,594      37,594
Issuances of common shares in Dividend Reinvestment Plan            -            -                -         586
Issuance of common shares, net of costs of $1.4 million             -            -                -      72,795
Dividends to common shareholders ($2.00 per share)                  -            -          (36,924)    (36,924)
Dividends to preferred shareholders ($2.375 per share)              -            -           (5,463)     (5,463)
                                                               ------        -----          -------     -------
Balance at December 31, 2003                                   (1,625)           -          (19,957)    422,779
Shares issued to Trustees                                           -            -                -          66
Issuance of restricted share grants                            (2,090)           -                -           -
Cancellation of common shares                                       -            -                -         (50)
Amortization of restricted share grants                         1,377            -                -       1,377
Stock option expense                                                -            -                -         116
Foreign currency translation adjustment                             -        7,480                -       7,480
Net income                                                          -            -           53,713      53,713
Issuances of common shares in Dividend Reinvestment Plan            -            -                -         837
Issuances of common shares, net of costs  of $3.5 million           -            -                -     158,681
Stock option exercises, net                                         -            -                -         970
Dividends to common shareholders ($2.25 per share)                  -            -          (53,166)    (53,166)
Dividends to preferred shareholders ($2.375 per share)              -            -           (5,463)     (5,463)
                                                               ------        -----          -------     -------
Balance at December 31, 2004                                   (2,338)       7,480          (24,873)    587,340
                                                               ======        =====          =======     =======

See accompanying notes to consolidated financial statements.

                         ENTERTAINMENT PROPERTIES TRUST

                 Consolidated Statements of Comprehensive Income

                                 (In thousands)

                                                                    YEAR ENDED DECEMBER 31,
                                                                 -----------------------------
                                                                   2004       2003       2002
                                                                 -------     ------     ------
Net income                                                       $53,713     37,594     31,159

Other comprehensive income:
     Foreign currency translation adjustment                       7,480         --         --
                                                                 -------     ------     ------

Comprehensive income                                             $61,193     37,594     31,159
                                                                 =======     ======     ======

See accompanying notes to consolidated financial statements.

                         ENTERTAINMENT PROPERTIES TRUST

                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                       -----------------------
                                                                                   2004          2003         2002
                                                                                   ----          ----         ----
Operating activities:
   Net income                                                                    $  53,713       37,594       31,159
   Adjustments to reconcile net income to net cash provided
         by operating activities:
   Minority interest in net income                                                     953        1,555        1,195
   Gain on sale of real estate                                                           -            -         (202)
   Equity in income from joint ventures                                               (654)        (401)      (1,421)
   Depreciation and amortization                                                    23,365       16,359       12,862
   Amortization of deferred financing costs                                          3,299        2,771        2,111
   Non-cash compensation expense to management and trustees                          1,590        1,013        1,102
   Costs associated with loan refinancing (non-cash portion)                           729            -            -
   Increase in other assets                                                         (2,827)      (5,450)      (2,842)
   Increase (decrease) in other accounts payable and accrued liabilities             3,509          836         (190)
   Increase (decrease) in unearned rents                                               739       (3,275)       2,081
                                                                                 ---------     --------     --------
                            Net cash provided by operating activities               84,416       51,002       45,855
                                                                                 ---------     --------     --------
Investing activities:

   Acquisition of rental properties and furniture, fixtures and equipment         (224,744)    (125,675)    (161,514)
   Net proceeds from sale of real estate and furniture, fixtures and equipment       5,100            -        3,533
   Additions to property under development                                         (41,197)     (21,987)      (2,160)
   Distributions from joint ventures                                                   811          486        1,735
   Proceeds from sale of equity interest in joint venture                            8,240        8,437        3,065
   Proceeds from secured note receivable                                             5,000            -            -
   Investment in secured note receivable                                            (5,000)      (5,000)           -
                                                                                 ---------     --------     --------
                            Net cash used in investing activities                 (251,790)    (143,739)    (155,341)
                                                                                 ---------     --------     --------
Financing activities:

   Proceeds from long-term debt facilities                                         181,450      190,200       37,000
   Principal payments on long-term debt                                            (90,923)    (100,263)      (5,149)
   Deferred financing fees paid                                                     (5,133)      (7,550)      (1,702)
   Net proceeds from issuance of common shares                                     117,533       73,381       43,183
   Net proceeds from issuance of preferred shares                                        -            -       55,435
   Net proceeds from stock option exercises                                            970            -            -
   Distributions paid to minority interests                                         (1,534)      (1,875)        (820)
   Dividends paid to shareholders                                                  (54,363)     (40,720)     (32,960)
                                                                                 ---------     --------     --------
                            Net cash provided by financing activities              148,000      113,173       94,987
                            Effect of exchange rate changes on cash                    102            -            -
                                                                                 ---------     --------     --------
Net increase (decrease) in cash and cash equivalents                               (19,272)      20,436      (14,499)
Cash and cash equivalents at beginning of year                                      30,527       10,091       24,590
                                                                                 ---------     --------     --------
Cash and cash equivalents at end of year                                         $  11,255       30,527       10,091
                                                                                 =========     ========     ========
Supplemental schedule of non-cash activities:

        Acquisition of rental properties in exchange for minority
              interest in subsidiary                                             $       -            -       15,000
        Conversion of minority interest for common shares                           15,000            -            -
        Sale of equity interest in joint venture received in 2003                        -            -        8,359
        Contribution of rental property to joint venture                            24,186            -            -
        Debt assumed by joint venture                                               14,583            -            -
        Transfer of property under development to rental property                   59,674        5,509            -
        Assumption of debt of New Roc                                                    -       70,000            -
        Issuance of shares and share grants to management and trustees               2,040        1,304        1,219
        Issuance of shares in acquisition of rental properties                      27,087            -            -

Supplemental disclosure of cash flow information:

        Cash paid during the period for interest                                    37,008       29,010       23,315
        Cash paid for income taxes                                                     765            -            -

See accompanying notes to consolidated financial statements.

                         Entertainment Properties Trust
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003, and 2002

1.    ORGANIZATION

DESCRIPTION OF BUSINESS

Entertainment Properties Trust (the Company) is a Maryland real estate investment trust (REIT) organized on August 29, 1997. The Company was formed to acquire and develop entertainment properties including megaplex theatres and entertainment retail centers. At December 31, 2004, the Company owned 57 megaplex theatre properties, including three joint venture properties, located in 22 states and Ontario, Canada. The Company's portfolio also includes six entertainment retail centers located in Westminster, Colorado, New Rochelle, New York and Ontario, Canada, other specialty properties and land parcels leased to restaurant and retail operators adjacent to several of its theatre properties.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Entertainment Properties Trust and its subsidiaries, all of which are wholly-owned except for New Roc Associates, LP (New Roc). New Roc was acquired in October 2003 and is 71.4% owned. Minority interest expense related to New Roc was $203 thousand, $55 thousand and $0 for the years ended December 31, 2004, 2003 and 2002, respectively. Total minority interest in New Roc was $6.0 million and $6.6 million at December 31, 2004 and 2003, respectively. All significant inter-company transactions have been eliminated in consolidation.

USE OF ESTIMATES

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

RENTAL PROPERTIES

Rental properties are carried at cost less accumulated depreciation. Costs incurred for the acquisition of the properties are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which generally are estimated to be 40 years for buildings and 3 to 7 years for furniture, fixtures and equipment. Tenant improvements, including allowances, are depreciated over the shorter of the base term of the lease or the estimated useful life. Expenditures for ordinary maintenance and repairs are charged to operations in the period incurred. Significant renovations and improvements which improve or extend the useful life of the asset are capitalized and depreciated over their estimated useful life.

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

                         Entertainment Properties Trust
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003, and 2002

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

                         Entertainment Properties Trust
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003, and 2002

prospects for developing new business with the tenants and expectation of lease renewals. The value of customer relationship intangibles is amortized over the remaining initial lease terms plus any renewal periods.

Management of the Company reviews the carrying value of intangible assets for impairment on an annual basis. Intangible assets consist of the following at December 31 (in thousands):

                                                       2004          2003
                                                       ----          ----
In-place leases, net of accumulated
       amortization of $778 thousand                  $10,207        $   -
       and $0, respectively
Goodwill                                                  693          693
                                                      -------        -----
Total intangible assets, net                          $10,900        $ 693
                                                      =======        =====

In-place leases, net at December 31, 2004 of approximately $10.2 million, relate solely to four entertainment retail centers in Ontario, Canada that were purchased on March 1, 2004. Goodwill at December 31, 2004 and 2003 relates solely to the acquisition of New Roc that was acquired on October 27, 2003 (see
Note 11). Amortization expense related to in-place leases is computed using the straight-line method and was $778 thousand for the twelve months ended December 31, 2004. The weighted average life for these in-place leases is 11 years. There was no amortization expense related to in-place leases for the twelve months ended December 31, 2003.

Future amortization of in-place leases at December 31, 2004 is as follows (in thousands):

                   AMOUNT
                  -------
Year:
  2005            $ 1,008
  2006              1,008
  2007              1,008
  2008              1,008
  2009              1,008
  Thereafter        5,167
                  -------
     Total        $10,207
                  =======

DEFERRED FINANCING COSTS

Deferred financing costs are amortized over the terms of the related long-term debt obligations.

CAPITALIZED DEVELOPMENT COSTS

The Company capitalizes certain costs that relate to property under development including interest and development personnel costs.

                         Entertainment Properties Trust
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003, and 2002

OPERATING SEGMENT

The Company aggregates the financial information of all its properties into one reportable segment because the properties all have similar economic characteristics and provide similar services to similar types and classes of customers.

REVENUE RECOGNITION

Rents that are fixed and determinable are recognized on a straight-line basis over the base term of the lease. Base rent escalations in most of the Company's megaplex theatre leases are dependent upon increases in the Consumer Price Index
(CPI) and accordingly, the Company does not include any future base rent escalation amounts on these leases in current revenue. Straight-line rent receivable is included in other assets and was $2.4 million at December 31, 2004. There was no straight-line rent receivable at December 31, 2003. In addition, most of the Company's tenants are subject to additional rents if gross revenues of the properties exceed certain thresholds defined in the lease agreements (percentage rents). Percentage rents are recognized at the time when specific triggering events occur as provided by the lease agreements. Percentage rents of $2.2 million, $1.9 million and $600 thousand were recognized in 2004, 2003 and 2002, respectively.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable, included in other assets, are reduced by an allowance for amounts that may become uncollectible in the future. The Company's receivable balance is comprised primarily of rents and operating cost recoveries due from tenants as well as accrued rental rate increases to be received over the life of the existing leases. The Company regularly evaluates the adequacy of its allowance for doubtful accounts. The evaluation primarily consists of reviewing past due account balances and considering such factors as the credit quality of the Company's tenants, historical trends of the tenant and/or other debtor, current economic conditions and changes in customer payment terms. Additionally, with respect to tenants in bankruptcy, the Company estimates the expected recovery through bankruptcy claims and increases the allowance for amounts deemed uncollectible. If the Company's assumptions regarding the collectiblity of accounts receivable prove incorrect, the Company could experience write-offs of the accounts receivable or accrued straight-line rents receivable in excess of its allowance for doubtful accounts. The allowance for doubtful accounts was $93 thousand and $60 thousand at December 31, 2004 and 2003, respectively.

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

In 2004, the Company acquired certain real estate operations that are subject to income tax in Canada. Also in 2004, the Company formed certain taxable REIT subsidiaries, as permitted under the Code, through which it conducts certain business activities. The taxable REIT subsidiaries are subject to federal and state income taxes on their net taxable income.

Because the Company qualified as a REIT and distributed the necessary amount of taxable income, and the income tax consequences of the Company's Canadian real estate operations and taxable REIT subsidiaries

                         Entertainment Properties Trust
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003, and 2002

were not significant, no provision for income taxes was recorded for the years ended December 31, 2004, 2003 or 2002.

Earnings and profits, which determine the taxability of distributions to shareholders, may differ from that reported for financial reporting purposes due primarily to differences in the basis of the assets and the estimated useful lives used to compute depreciation.

CONCENTRATION OF RISK

American Multi-Cinema, Inc. (AMC) is the lessee of 61% of the megaplex theatre rental properties owned by the Company (including joint venture properties) at December 31, 2004. A substantial portion of the Company's rental revenues (approximately $74.8 million or 60%, $66.1 million or 73%, and $51.6 million or 72% for the years ended December 31, 2004, 2003 and 2002, respectively, including joint ventures) result from the rental payments by AMC under the leases, or its parent, AMC Entertainment, Inc. (AMCE), as the guarantor of AMC's obligations under the leases. AMCE has publicly held debt and accordingly, their financial information is publicly available.

CASH EQUIVALENTS

Cash equivalents include bank demand deposits and shares of highly liquid institutional money market mutual funds for which cost approximates market value.

RESTRICTED CASH

Restricted cash represents deposits required in connection with debt service, payment of real estate taxes and capital improvements.

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

Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123 prospectively for all awards granted, modified, or settled after January 1, 2003. Awards under the Company's plan vest either immediately or up to a period of 5 years. Stock option expense for options issued after January 1, 2003 is recognized on a straight-line basis over the vesting period.

The cost related to stock based compensation related to stock options included in the determination of net income for 2004 and 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards for each year (in thousands):

                         Entertainment Properties Trust
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003, and 2002

                                                                2004                 2003               2002
                                                             ------------         ----------        ------------
Net income available to common shareholders,
   as reported                                               $     48,250         $   32,131        $     27,934
Add: Stock-based compensation expense
   included in reported net income                                    116                 25                  --
Deduct: Total stock-based compensation
   expense determined under fair value
   based method for all awards                                       (241)              (153)               (172)
                                                             ------------         ----------        ------------
Pro forma net income                                         $     48,125         $   32,003        $     27,762
                                                             ============         ==========        ============
Basic earnings per share:
   As reported                                               $       2.12         $     1.81        $       1.66
   Pro forma                                                         2.12               1.80                1.65
Diluted earnings per share:
   As reported                                               $       2.07         $     1.77        $       1.64
   Pro forma                                                         2.07               1.76                1.64

The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4.0% in 2004, 2003 and 2002, dividend yield of 6.0% in 2004 and 8.0% in 2003 and 2002, volatility factors of the expected market price of the Company's common shares of 14.1% in 2004, 14.6% in 2003 and 22.3% to 25.1% in 2002; and an expected life of the options of eight years.

Restricted Shares

Restricted share awards, which vest over time, are recorded as unearned compensation when granted using the fair value of the stock at the grant date, and amortized on a straight-line basis to expense over the vesting period.

FOREIGN CURRENCY TRANSLATION

The Company accounts for the operations of its Canadian properties in Canadian dollars. The assets and liabilities related to the Company's Canadian properties are translated into U.S. dollars at current exchange rates; revenues and expenses are translated at average exchange rates. Resulting translation adjustments are recorded as a separate component of comprehensive income.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior period amounts to conform to the current period presentation.

3. RENTAL PROPERTIES

The following table summarizes the carrying amounts of rental properties as of December 31, 2004 and 2003 (in thousands):

                         Entertainment Properties Trust
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003, and 2002

                                        2004                    2003
                                  ---------------            ----------
Buildings and improvements        $       941,235               741,519
Furniture, fixtures & equipment             2,000                 4,000
Land                                      265,276               190,610
                                  ---------------            ----------
                                        1,208,511               936,129
Accumulated depreciation                  (87,102)              (65,185)
                                  ---------------            ----------
               Total              $     1,121,409               870,944
                                  ===============            ==========

Depreciation expense on rental properties was $22.3 million, $16.2 million and $12.7 million for the years ended December 31, 2004, 2003 and 2002, respectively.

4. REAL ESTATE JOINT VENTURES

ATLANTIC-EPR I JOINT VENTURE

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

The joint venture agreement allows Atlantic to exchange up to a maximum of 10% of its ownership interest in Atlantic-EPR I per year, beginning in 2005, for common shares of the Company or, at the discretion of the Company, the cash value of those shares as defined in the partnership agreement.

The Company accounts for its investment in Atlantic-EPR I under the equity method of accounting. The Company recognized income of $410, $401 and $1,421 (in thousands) from its investment in this joint venture and received distributions of $512, $486 and $1,735 (in thousands) during 2004, 2003 and 2002, respectively.

Condensed financial information for Atlantic-EPR I is as follows as of and for the years ended December 31, 2004, 2003, and 2002 (in thousands):

                                                                2004                   2003            2002
                                                             ----------              --------        --------
Rental properties, net                                       $   30,533                31,177          31,821
Cash                                                                141                   141           9,342
Long-term debt                                                   16,768                17,039          17,291
Payable to Entertainment Properties                                  --                    --           8,438
Partners' equity                                                 13,790                14,173          14,563
Rental revenue                                                    4,077                 4,006           3,932
Net income                                                        1,949                 1,911           1,845

                         Entertainment Properties Trust
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003, and 2002

ATLANTIC-EPR II JOINT VENTURE

On March 1, 2004, the Company completed the formation of a second joint venture partnership, Atlantic-EPR II, a Delaware general partnership, with Atlantic, whereby the Company contributed the AMC Tampa Veterans 24 theatre with a carrying value of $24.2 million and related mortgage debt of $14.6 million for a 100% interest in Atlantic-EPR II. Simultaneously on March 1, 2004, the Company sold to Atlantic an 80% interest in Atlantic-EPR II in exchange for $8.2 million in cash.

The joint venture agreement allows Atlantic to exchange up to a maximum of 10% of its ownership interest in Atlantic-EPR II per year, beginning in 2007, for common shares of the Company or, at the discretion of the Company, the cash value of those shares as defined in the partnership agreement.

The Company accounts for its investment in Atlantic-EPR II under the equity method of accounting. The Company recognized income of $244 (in thousands) from its investment in this joint venture and received distributions of $299 (in thousands) during 2004.

Condensed financial information for Atlantic-EPR II is as follows as of and for the year ended December 31, 2004 (in thousands):

                                                                                     2004
                                                                                -------------
Rental properties, net                                                          $      23,802
Cash                                                                                      103
Long-term debt                                                                         14,405
Payable to Entertainment Properties                                                        --
Partners' equity                                                                        9,316
Rental revenue                                                                          2,377
Net income                                                                              1,052

                         Entertainment Properties Trust
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003, and 2002

5. OPERATING LEASES

The Company's rental properties are leased under operating leases with expiration dates ranging from 3 to 25 years. Future minimum rentals on non-cancelable tenant leases at December 31, 2004 are as follows (in thousands):

                            AMOUNT
                         -----------
Year:
2005                     $   132,046
2006                         131,234
2007                         131,485
2008                         131,966
2009                         131,207
Thereafter                 1,014,851
                         -----------
        Total            $ 1,672,789
                         ===========

The Company leases its executive office from a third party landlord through December, 2009. Rental expense for this lease totaled approximately $195 thousand, $137 thousand and $114 thousand in 2004, 2003 and 2002, respectively, and is included as a component of general and administrative expense in the accompanying consolidated statements of income. Future minimum lease payments under this lease at December 31, 2004 are (in thousands):

                                                     AMOUNT
                                                     ------
Year:
  2005                                               $  198
  2006                                                  203
  2007                                                  209
  2008                                                  214
  2009                                                  220
                                                     ------
   Total                                             $1,044
                                                     ======

                         Entertainment Properties Trust
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003, and 2002

6. LONG-TERM DEBT

Long term debt at December 31, 2004 and 2003 consists of the following (in thousands):

                                                                                             2004            2003
                                                                                          -----------      ---------
(1)Secured variable rate credit facility, due
   February 28, 2006                                                                      $        --         20,000
(2)Secured revolving variable rate credit facility, due March 29, 2007                         27,000             --
(3)Mortgage note payable, 8.18%, due February 1, 2005                                          18,850         19,166
(4)Mortgage notes payable, 6.50%-15.03%, due
   February 10, 2006                                                                          113,074        116,524
(5)Mortgage note payable, 6.77%, due July 11, 2028                                             96,550         98,115
(6)Mortgage note payable, 7.37%, due July 15, 2018                                             15,660         16,270
(7)Mortgage notes payable, 4.26%-9.012%, due
   February 10, 2013                                                                          147,257        151,856
(8)Mortgage note payable, 6.33%, due September 1, 2013                                             --         14,624
(9)Variable rate mortgage note payable, due April 9, 2004                                          --         66,000
(10) Mortgage note payable, 6.84%, due March 1, 2014                                          105,038             --
(11) Mortgage note payable, 5.58%, due April 1, 2004                                           65,463             --
Other                                                                                           4,000          4,000
                                                                                          -----------      ---------
                  Total                                                                   $   592,892        506,555
                                                                                          ===========      =========

(1)The Company's secured variable rate credit facility ("iStar term loan") due February 28, 2006 was secured by one theatre property, several retail and restaurant properties and other land parcels. The note was paid in full and the agreement terminated on April 1, 2004. Costs related to the termination of the iStar term loan consisted of a prepayment penalty of $405 thousand and the write-off of $729 thousand of remaining unamortized financing fees.

(2)The Company's secured revolving variable rate credit facility due March 29, 2007 is secured by nine theatre properties, two theatre and retail mix properties and one retail mix property, which had a net book value of approximately $180.0 million at December 31, 2004. There was $27.0 million outstanding on the $150 million secured revolving variable rate credit facility at December 31, 2004 and no outstanding balance at December 31, 2003. The note requires monthly payments of interest with the outstanding principal due at maturity. At December 31, 2004, the principal amounts were bearing interest at Prime plus 75 basis points or LIBOR plus 225 basis points (6.00% or 4.64%, respectively, at December 31, 2004).

(3)The Company's mortgage note payable due February 1, 2005 is secured by three theatre properties, which had a net book value of approximately $37.9 million at December 31, 2004. The note requires monthly principal and interest payments of approximately $158 thousand with a final principal payment at maturity of approximately $18.8 million (See Note 17).

(4)The Company's mortgage notes payable due February 10, 2006 are secured by nine theatre properties, which had a net book value of approximately $179.8 million at December 31, 2004, and by $6.5 million in cash escrow deposits. The escrow deposits are recorded as restricted cash in the accompanying consolidated balance sheets at December 31, 2004 and 2003. The escrow deposits are required by the terms of the mortgage notes and are available to pay debt service on the mortgage notes if certain triggering

                         Entertainment Properties Trust
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003, and 2002

events occur, or they may be applied to the principal amount at maturity. The note requires monthly principal and interest payments of approximately $1.0 million with a final principal payment at maturity of approximately $109.0 million.

(5)The Company's mortgage note payable due July 11, 2028 is secured by eight theatre properties, which had a net book value of approximately $139.0 million at December 31, 2004. The note requires monthly principal and interest payments of approximately $689 thousand. This mortgage agreement contains a "hyper-amortization" feature, in which the principal payment schedule is rapidly accelerated, and our principal payments are substantially increased, if we fail to pay the balance of approximately $89.9 million on the anticipated prepayment date of July 11, 2008.

(6)The Company's mortgage note payable due June 15, 2018 is secured by one theatre property, which had a net book value of approximately $21.8 million at December 31, 2004. The notes require monthly principal and interest payments of approximately $151 thousand with a final principal payment at maturity of approximately $0.8 million.

(7)The Company's mortgage notes payable due February 10, 2013 are secured by fourteen theatre properties, which had a net book value of approximately $235.4 million at December 31, 2004. The notes require monthly principal and interest payments of approximately $1.1 million with a final principal payment at maturity of approximately $99.2 million.

(8)The Company's mortgage note payable due September 1, 2013 was secured by one theatre property, which had a net book value of approximately $24.3 million at December 31, 2003. The note required monthly principal and interest payments of approximately $98 thousand with a final principal payment at maturity of approximately $11.5 million. The note was paid in full in 2004.

(9)The Company's variable rate mortgage note payable due April 9, 2004 was secured by one theatre and retail mix property, which had a net book value of approximately $100.5 million at December 31, 2003. The note required monthly payments of interest with the outstanding principal due at maturity. Principal amounts had a stated interest rate of LIBOR plus 250 basis points (3.625% at December 31, 2003). The note was paid in full in 2004.

(10)The Company's mortgage note payable due March 1, 2014 is secured by four theatre and retail mix properties in Ontario, Canada, which had a net book value of approximately U.S. $166.3 million at December 31, 2004. The note requires monthly principal and interest payments of approximately U.S. $813 thousand with a final principal payment at maturity of approximately U.S. $72.1 million. The mortgage note payable is denominated in Canadian dollars.

(11)The Company's mortgage note payable due April 1, 2014 is secured by one theatre and retail mix property, which had a net book value of approximately $98.2 million at December 31, 2004. The note requires monthly principal and interest payments of approximately $378 thousand with a final principal payment at maturity of approximately $55.3 million.

                         Entertainment Properties Trust
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003, and 2002

Certain of the Company's long-term debt agreements contain customary restrictive covenants related to financial and operating performance. At December 31, 2004, the Company was in compliance with all restrictive covenants.

Principal payments due on long term debt obligations subsequent to December 31, 2004 are as follows (in thousands):

                            AMOUNT
                          ---------
Year:
 2005                     $  33,395
 2006                       120,867
 2007                        39,243
 2008                       102,030
 2009                        11,622
 Thereafter                 285,735
                          ---------
        Total             $ 592,892
                          =========

The Company capitalizes a portion of interest costs as a component of property under development. The following is a summary of interest costs incurred during 2004, 2003 and 2002 (in thousands):

                                                          2004         2003       2002
                                                       ---------      ------     ------
Interest cost charged to income                        $  38,054      30,570     24,475
Interest cost capitalized                                    688         832        961
                                                       ---------      ------     ------
                   Total interest costs incurred       $  38,742      31,402     25,436
                                                       =========      ======     ======

7. SHARE INCENTIVE PLAN

The Company maintains a Share Incentive Plan (the Plan) under which common shares and options to purchase up to 3,000,000 of the Company's common shares, subject to adjustment in the event of certain capital events, may be granted. At December 31, 2004, there were 1,627,965 shares available for grant under the Plan.

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

                         Entertainment Properties Trust
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003, and 2002

                                                                        WEIGHTED
                                                                        AVERAGE
                                     NUMBER OF      OPTION PRICE        EXERCISE
                                      SHARES          PER SHARE          PRICE
                                     ---------    -----------------    ---------
Outstanding at
      December 31, 2001                584,396    $ 14.00 - $ 20.00     $ 15.93
          Exercised                      6,400      16.30 -   19.50       18.50
          Granted                      164,791      19.30 -   22.90       22.64
          Canceled/Expired               9,000      16.30 -   19.30       18.10
                                     ---------
Outstanding at
      December 31, 2002                733,787      14.00 -   20.00       17.25
          Exercised                     66,863      14.00 -   22.89       18.50
          Granted                      341,019      23.26 -   27.43       24.98
                                     ---------
Outstanding at
      December 31, 2003              1,007,943      14.00 -   27.43       19.67
          Exercised                    178,353      14.13 -   26.87       16.22
          Granted                      151,087      32.50 -   39.80       36.41
                                     ---------
Outstanding at
      December 31, 2004                980,677    $ 14.00 - $ 39.80     $ 22.99
                                     =========

The weighted average fair value of options granted was $1.18, $.41 and $.58 during 2004, 2003 and 2002, respectively.

The following table summarizes outstanding and exercisable options at December 31, 2004:

    Exercise                            Options                   Options       Weighted avg.
  price range                         outstanding               exercisable     life remaining
----------------                      -----------               -----------     --------------
$  14.00 - 19.99                          345,102                   279,496          5.6
   20.00 - 29.99                          484,488                   142,455          7.8
   30.00 - 39.80                          151,087                         -          9.2
                                      -----------               -----------     --------
                                          980,677                   421,951          7.3
                                      ===========               ===========     ========

RESTRICTED SHARES

During 2004, 2003 and 2002, the Company issued 55,651, 54,480 and 60,130, respectively, restric ted common shares as bonus compensation and long-term incentive to executives and other employees of the Company. During 2004, the Company also issued 717 restricted common shares as retainers to trustees of the Company. Based upon the market price of the Company's common shares on the grant dates, approximately $2.1 million, $1.3 million and $1.2 million were recognized as non-vested shares issued in 2004, 2003 and 2002 respectively.

The holders of these restricted shares have voting rights and are eligible to receive dividends from the date of grant. These shares vest ratably over a period of one to five years. The Company records compensation expense pertaining to these restricted shares on a straight-line basis over the period of vesting. Total

                         Entertainment Properties Trust
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003, and 2002

expenses related to the restricted shares recorded during 2004, 2003 and 2002 amounted to $1.38 million, $926 thousand and $1.05 million, respectively. At December 31, 2004, there were 131,001 non-vested restricted shares issued and outstanding.

8. RELATED PARTY TRANSACTIONS

In 2000, the Company loaned an aggregate of $3.5 million to Company executives. The loans were made in order for the executives to purchase common shares of the Company at the market value of the shares on the date of the loan, as well as to repay borrowings on certain amounts previously loaned. The loans are recourse to the executives' assets and bear interest at 6.24%, are due on January 1, 2011 and interest is payable at maturity. Interest income from these loans totaled $307 thousand, $289 thousand and $238 thousand for the years ended December 31, 2004, 2003 and 2002, respectively. These loans were issued with terms that include a Loan Forgiveness Program, under which the compensation committee of the Board of Trustees may forgive a portion of the above referenced indebtedness after application of proceeds from the sale of shares, following a change in control of the Company. The compensation committee may also forgive the debt incurred upon termination of employment by reason of death, disability, normal retirement or without cause. At December 31, 2004 and 2003, accrued interest receivable on these loans, included in other assets in the accompanying consolidated balance sheets, was $1.67 million and $1.37 million, respectively.

As further described in Note 11, the Company loaned $5 million to a minority joint venture partner in 2003 in connection with an acquisition. That note is included in other assets, bears interest at 10% per year, matures on March 9, 2009, and is secured by the minority partner's interest in the partnership. In February 2004, the Company loaned an additional $5 million to the same minority partner with interest also at 10% per year. This note was paid in full, including all accrued interest, on October 14, 2004. Interest income from these loans totaled $954 thousand, $163 thousand and $0 for the years ended December 31, 2004, 2003 and 2002, respectively.

                         Entertainment Properties Trust
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003, and 2002

9. EARNINGS PER SHARE

The following table sets forth the computation of the basic and diluted earnings per common share for the years ended December 31, 2004, 2003 and 2002 (amounts in thousands except per share information):

                                                    2004            2003          2002
                                                ------------    -----------    ---------
Net income available to common
     shareholders                               $     48,250         32,131       27,934
Weighted-average shares outstanding                   22,721         17,780       16,791
Basic net income per common share               $       2.12           1.81         1.66
Numerator for diluted earnings per
     common share:
        Net income available to common
           shareholders                         $     48,250         32,131       27,934
        Minority interests                               750          1,500        1,195
        Numerator for diluted earnings per      ------------    -----------    ---------
           common share                         $     49,000         33,631       29,129
                                                ============    ===========    =========
Weighted-average shares outstanding                   22,721         17,780       16,791
Effect of dilutive securities:
        Employee options to acquire common
           shares                                        383            322          168
        Minority interest convertible into
           common shares                                 429            857          685
        Non-vested common share grants                   131             92          118
                                                ------------    -----------    ---------
        Dilutive potential common shares                 943          1,271          971
                                                ------------    -----------    ---------
        Denominator for diluted earnings per
           share                                      23,664         19,051       17,762
                                                ============    ===========    =========
Diluted net income per common share             $       2.07           1.77         1.64

10. DERIVATIVE FINANCIAL INSTRUMENTS

In 1998, the Company entered into a forward contract in connection with a mortgage note payable due July 2028 to essentially fix the base rate of interest on a notional amount of $105 million. Because of a hyper-amortization feature on this note, as further described in Note 6, it is anticipated that this note will be paid in full prior to maturity in July, 2008, the optional prepayment date. The forward contract settled on June 29, 1998, the closing date of the long-term debt issuance, and the Company incurred a loss of $1.4 million, which is being amortized as an increase to interest expense over the anticipated ten year term of the long-term debt resulting in an effective interest rate of 6.84%. The remaining unamortized amount of $605 thousand and $776 thousand is included in other assets in the accompanying 2004 and 2003 consolidated balance sheets, respectively.

                         Entertainment Properties Trust
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003, and 2002

11. COMPLETED PROPERTY ACQUISITIONS

The Company acquired a 71.4% ownership interest in New Roc Associates, LP ("New Roc") on October 27, 2003 in exchange for cash of $25 million. New Roc owns an entertainment retail center encompassing 446 thousand square feet located in New Rochelle, New York. The results of New Roc's operations have been included in the consolidated financial statements since the date of acquisition.

The fair value of New Roc's real property was approximately $105 million and New Roc had mortgage debt of $70 million at the date of acquisition. Other assets and liabilities of New Roc were insignificant. The net assets of New Roc were recorded in the accompanying consolidated financial statements at their fair values to the extent of the Company's ownership interest in New Roc, and at carryover basis (predecessor cost) to the extent of the minority ownership interest retained by the former owner of New Roc. Rental property of $103.7 million and minority interest of $7 million were recorded by the Company in its consolidated financial statements at the date of acquisition.

In connection with the acquisition, the Company loaned $5 million to the minority partner in New Roc. That note is included in other assets, bears interest at 10% per year, matures on March 9, 2009, and is secured by the minority partner's interest in the partnership.

On March 1, 2004, the Company acquired, through a wholly-owned subsidiary, four separate entertainment retail centers anchored by AMC megaplex theatres located in Ontario, Canada for total consideration of US $152 million. Approximately US $27 million of the purchase price consisted of 747,243 restricted common shares of the Company valued at US $36.25 per share determined based on a the approximate average market price of the Company's common shares over the 2-day period before and after the terms of the acquisition were agreed upon. The cash portion of the purchase price was paid in Canadian dollars and financed in part through Canadian-dollar non-recourse fixed-rate mortgage loans of approximately US $97 million. The properties are the Mississauga Entertainment Centrum located in suburban Toronto, the Oakville Entertainment Centrum located in suburban Toronto, the Whitby Entertainment Centrum located in suburban Toronto, and the Kanata Centrum Walk located in suburban Ottawa.

In accordance with Statement of Financial Accounting Standard (SFAS) No. 141 (described in Note 2), the Company allocated approximately $10 million of the purchase price to in-place leases and is amortizing this value over the remaining non-cancelable lease terms ranging from 5 to 19 years. The remaining amount of the purchase price of approximately $142 million was allocated $37 million to land and $105 million to buildings.

The following unaudited pro forma results of operations reflects the Company's acquisitions of New Roc and the Canadian properties as if they had occurred as of the beginning of 2003:

                         Entertainment Properties Trust
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003, and 2002

                                               PRO FORMA YEAR ENDED
                                                   DECEMBER 31,
                                              ----------------------
                                                 2004         2003
                                              -----------    -------
Total revenue                                 $   127,575    113,954
Net income available to common shareholders   $    48,808     38,167
Basic net income per common share             $      2.14       2.06
Diluted net income per common share           $      2.08       2.03

For the year ended December 31, 2004, approximately $15 million, or 12% of total revenue was derived from the Company's four entertainment retail centers in Ontario, Canada.

During 2004 and 2003, the Company acquired various other rental and development properties. Those acquisitions were recorded at the Company's cost of acquisition. Rental properties acquired generally consisted of properties subject to triple-net leases.

12. SHARE OFFERINGS

On April 26, 2004, the Company issued 2.6 million common shares in a registered public offering for net proceeds of $82.0 million. A portion of the proceeds were used to repay borrowings under the iStar term loan and to repay a portion of the Company's borrowings under the secured revolving variable rate credit facility described in Note 6.

On June 28, 2004, the Company issued 1.0 million common shares in a registered public offering for net proceeds of $35.4 million. A portion of the proceeds were used to fund the acquisition of rental properties and property under development and to repay a portion of the Company's borrowings under the secured revolving variable rate credit facility described in Note 6.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

Management compares the carrying value and the estimated fair value of our financial instruments. The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instruments at December 31, 2004 and 2003:

      CASH AND CASH EQUIVALENTS, RESTRICTED CASH:

      Due to the highly liquid nature of our short term investments, the carrying values of our cash and cash equivalents and restricted cash approximate the fair market values.

      ACCOUNTS RECEIVABLE:

      The carrying value of our accounts receivable approximates the fair market value due to the short term maturities of these amounts.

      DEBT INSTRUMENTS:

      The fair value of the Company's debt as of December 31, 2004 and 2003 is estimated by discounting the future cash flows of each instrument using current market rates. At December 31, 2004, the Company had a carrying value of $27 million in variable rate debt outstanding, which management believes represents fair value. At December 31, 2004, the Company had a carrying value of $565.9 million in fixed rate long-term debt outstanding with an average weighted interest rate of approximately 6.5%.

                         Entertainment Properties Trust
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003, and 2002

      Discounting the future cash flows for fixed rate debt using an estimated market rate of 6%, management estimates the fixed rate debt's fair value to be approximately $570.2 million at December 31, 2004.

      At December 31, 2003, the Company had a carrying value of $420.6 million in fixed rate long-term debt outstanding with an average weighted interest rate of approximately 6.6%. Discounting the future cash flows for fixed rate debt using an estimated market rate of 6%, management estimates the fixed rate debt's fair value to be approximately $425.3 million at December 31, 2003.

      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

      The carrying value of accounts payable and accrued liabilities approximates fair value due to the short term maturities of these amounts.

      COMMON AND PREFERRED DIVIDENDS PAYABLE:

      The carrying values of common and preferred dividends payable approximate fair value due to the short term maturities of these amounts.

14. QUARTERLY FINANCIAL INFORMATION (unaudited)

Summarized quarterly financial data for the years ended December 31, 2004 and 2003 are as follows (in thousands, except per share data):

                                MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                              ----------   -------   ------------   -----------
2004:
    Total revenue             $   27,611    31,449         32,605        33,314
    Net income                    11,330    11,716         15,354        15,314
    Net income available to
      common shareholders          9,964    10,350         13,988        13,948
    Basic net income per
      common share                  0.50      0.47           0.58          0.56
    Diluted net income per
      common share                  0.49      0.46           0.57          0.55
    Cash flows from:
      Operating activities        29,451    14,808         14,282        25,875
      Investing activities*     (191,829)  (10,018)       (34,823)      (15,120)
      Financing activities*      163,635    (6,123)         6,394       (15,906)

* Includes reclassification to a non-cash activity of $27.1 million related to common shares issued in connection with the purchase of properties in Ontario, Canada.

                         Entertainment Properties Trust
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003, and 2002

                               MARCH 31    JUNE 30   SEPTEMBER 30   DECEMBER 31
                              ----------   -------   ------------   -----------
2003:
    Total revenue             $   21,045    21,944         23,014        25,157
    Net income                     8,658     8,867          9,631        10,437
    Net income available to
      common shareholders          7,292     7,501          8,265         9,072
    Basic net income per
      common share                  0.43      0.44           0.48          0.46
    Diluted net income per
      common share                  0.42      0.43           0.46          0.46
    Cash flows from:
      Operating activities        10,011    23,570         13,860         3,561
      Investing activities        (3,037)  (72,636)        (2,233)      (65,833)
      Financing activities        65,702   (11,719)        73,705       (14,515)

15. DIVIDENDS

COMMON SHARES

The Board of Trustees declared cash dividends totaling $2.25 per common share for the year ended December 31, 2004 and $2.00 per common share for the year ended December 31, 2003.

Of the total dividends calculated for tax purposes, the amounts characterized as ordinary income, return of capital and capital gain for 2004 and 2003 are as follows:

Cash dividends paid per common share for the year ended December 31, 2004:

                                      CASH       TAXABLE
                   CASH PAYMENT   DISTRIBUTION   ORDINARY   RETURN OF    LONG-TERM
 RECORD DATE           DATE         PER SHARE    DIVIDEND    CAPITAL    CAPITAL GAIN
--------------     ------------   ------------   --------   ---------   ------------
12-31-03             01-15-04     $     0.5000     0.3896      0.1104              -
03-31-04             04-15-04           0.5625     0.4382      0.1243              -
06-30-04             07-15-04           0.5625     0.4382      0.1243              -
09-30-04             10-15-04           0.5625     0.4382      0.1243              -
                                  ------------   --------   ---------   ------------
 Total for 2004                   $     2.1875     1.7042      0.4833              -
                                  ============   ========   =========   ============
                                  $      100.0%      77.9%       22.1%             -

                         Entertainment Properties Trust
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003, and 2002

Cash dividends paid per Series A preferred share for the year ended December 31, 2003:

                                          CASH        TAXABLE
                       CASH PAYMENT   DISTRIBUTION    ORDINARY    RETURN OF      LONG-TERM
RECORD DATE                DATE        PER SHARE      DIVIDEND     CAPITAL     CAPITAL GAIN
-------------------    ------------   ------------    --------    ---------    ------------
12-31-02                 01-15-03     $     0.4750      0.3286       0.1464              --
03-28-03                 04-15-03           0.5000      0.3459       0.1541              --
06-30-03                 07-15-03           0.5000      0.3459       0.1541              --
09-30-03                 10-15-03           0.5000      0.3459       0.1541              --
                                      ------------    --------    ---------    ------------
     Total for 2003                   $     1.9750      1.3663       0.6087              --
                                      ============    ========    =========    ============
                                      $      100.0%       69.2%        30.8%             --

PREFERRED SHARES

On May 29, 2002, the Company issued 2.3 million 9.50% Series A cumulative redeemable preferred shares ("Series A preferred shares") in a registered public offering. The Company may not redeem the Series A preferred shares, which have a $25 liquidation preference per share, before May 29, 2007, except in limited circumstances to preserve the Company's REIT status. On or after May 29, 2007, the Company may, at its option, redeem the Series A preferred shares in whole at any time or in part from time to time, by paying $25 per share, plus any accrued and unpaid dividends up to and including the date of redemption. The Series A preferred shares generally have no stated maturity, are not subject to any sinking fund or mandatory redemption, and are not convertible into any of the Company's other securities. The Board of Trustees declared cash dividends totaling $2.375 per Series A preferred share for the years ended December 31, 2004 and December 31, 2003, respectively.

Of the total dividends calculated for tax purposes, the amounts characterized as ordinary income, return of capital and capital gain for 2004 and 2003 are as follows:

Cash dividends paid per Series A preferred share for the year ended December 31, 2004:

                                         CASH         TAXABLE
                       CASH PAYMENT   DISTRIBUTION    ORDINARY    RETURN OF      LONG-TERM
RECORD DATE                DATE       PER SHARE       DIVIDEND     CAPITAL     CAPITAL GAIN
-------------------    ------------   ------------    --------    ---------    ------------
12-31-03                 01-15-04     $    0.59375     0.59375           --              --
03-31-04                 04-15-04          0.59375     0.59375           --              --
06-30-04                 07-15-04          0.59375     0.59375           --              --
09-30-04                 10-15-04          0.59375     0.59375           --              --
                                      ------------    --------    ---------    ------------
     Total for 2004                   $     2.3750      2.3750           --              --
                                      ============    ========    =========    ============
                                      $      100.0%      100.0%          --              --

                         Entertainment Properties Trust
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003, and 2002

Cash dividends paid per Series A preferred share for the year ended December 31, 2003:


                                         CASH         TAXABLE
                       CASH PAYMENT   DISTRIBUTION    ORDINARY    RETURN OF      LONG-TERM
RECORD DATE                DATE       PER SHARE       DIVIDEND     CAPITAL     CAPITAL GAIN
-------------------    ------------   ------------    --------    ---------    ------------
12-31-03                 01-15-03     $    0.59375     0.59375           --              --
03-28-03                 04-15-03          0.59375     0.59375           --              --
06-30-03                 07-15-03          0.59375     0.59375           --              --
09-30-03                 10-15-03          0.59375     0.59375           --              --
                                      ------------    --------    ---------    ------------
     Total for 2003                   $     2.3750      2.3750           --              --
                                      ============    ========    =========    ============
                                      $      100.0%      100.0%          --              --


16. CONVERSION OF PREFERRED INTEREST IN EPT GULF STATES, LLC

On September 20, 2004, 100% of the preferred interest in EPT Gulf States, LLC (Gulf States), a subsidiary formed in 2002 for the purpose of acquiring five theatre properties, was converted to 857,145 restricted common shares of the Company. As a result, $15 million of minority interest in Gulf States was converted to common shares and additional paid-in-capital. Minority interest expense related to the preferred interest in Gulf States was $.8 million, $1.5 million and $1.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.

17. SUBSEQUENT DEVELOPMENTS

Subsequent to December 31, 2004, the Company filed an amendment to its Declaration of Trust. Effective January 11, 2005, the number of authorized preferred shares of beneficial interest, par value $.01 per share, which the Company has the authority to issue, was increased from 5 million shares to 10 million shares.

On January 19, 2005, the Company issued 3.2 million 7.75% Series B cumulative redeemable preferred shares ("Series B preferred shares") in a registered public offering for net proceeds of $77.5 million, before expenses. The Company will pay cumulative dividends on the Series B preferred shares from (and including) the date of original issuance in the amount of $1.9375 per share each year, which is equivalent to 7.75% of the $25 liquidation preference per share. Dividends on the Series B preferred shares will be payable quarterly in arrears, beginning on April 15, 2005. The Company may not redeem the Series B preferred shares before January 19, 2010, except in limited circumstances to preserve the Company's REIT status. On or after January 19, 2010, the Company may, at its option, redeem the Series B preferred shares in whole at any time or in part from time to time, by paying $25 per share, plus any accrued and unpaid dividends up to and including the date of redemption. The Series B preferred shares generally have no stated maturity, will not be subject to any sinking fund or mandatory redemption, and are not convertible into any of the Company's other securities. Owners of the Series B preferred shares generally have no voting rights, except under certain dividend defaults. A portion of the proceeds from this offering was used to repay $18.8 million in mortgage notes payable on their due date of February 1, 2005.

                         Entertainment Properties Trust
                   Notes to Consolidated Financial Statements
                        December 31, 2004, 2003, and 2002

18. COMMITMENTS AND CONTINGENCIES

As of December 31, 2004, the Company had four theatre development projects under construction for which it has agreed to either finance the development costs or purchase the theatre upon completion. The properties are being developed by the prospective tenants. These theatres are expected to have a total of 60 screens and their development costs (including land) are expected to be approximately $38.8 million. Through December 31, 2004, the Company has invested $11.7 million in these projects (including land), and has commitments to fund approximately $27.1 million of additional improvements. Development costs are advanced by the Company either in periodic draws or upon successful completion of construction. If the Company determines that construction is not being completed in accordance with the terms of the development agreement, the Company can discontinue funding construction draws or refuse to purchase the completed theatre. The Company has agreed to lease the theatres to the operators at pre-determined rates.

                         ENTERTAINMENT PROPERTIES TRUST
                 Schedule II - Valuation and Qualifying Accounts
                                December 31, 2004

                         BALANCE AT         ADDITIONS     DEDUCTIONS        BALANCE AT
   DESCRIPTION        DECEMBER 31, 2003    DURING 2004    DURING 2004    DECEMBER 31, 2004
------------------    -----------------    -----------    -----------    -----------------
Reserve for
Doubtful Accounts          60,000            33,000                --          93,000

See accompanying independent auditor's report.

                         ENTERTAINMENT PROPERTIES TRUST
                 Schedule II - Valuation and Qualifying Accounts
                                December 31, 2003

                         BALANCE AT         ADDITIONS     DEDUCTIONS        BALANCE AT
  DESCRIPTION         DECEMBER 31, 2002    DURING 2003    DURING 2003    DECEMBER 31, 2003
------------------    -----------------    -----------    -----------    -----------------
Reserve for
Doubtful Accounts                    --         60,000             --         60,000

See accompanying independent auditor's report.

                         ENTERTAINMENT PROPERTIES TRUST
             Schedule III - Real Estate and Accumulated Depreciation
                                December 31, 2004

                                                                INITIAL COST
                                                           ---------------------
                                                                     BUILDINGS,   ADDITIONS (SALES)
                                                                     EQUIPMENT &    SUBSEQUENT TO
     DESCRIPTION                MARKET        ENCUMBRANCE   LAND    IMPROVEMENTS     ACQUISITION
----------------------  --------------------  -----------  -------  ------------  -----------------
Grand 24                Dallas, TX            $    11,035    3,060     15,281                -
Mission Valley 20       San Diego, CA               9,644        -     16,028                -
Promenade 16            Los Angeles, CA            16,923    6,021     22,104                -
Ontario Mills 30        Los Angeles, CA            15,024    5,521     19,450                -
Lennox 24               Columbus, OH                7,632        -     12,685                -
West Olive 16           St. Louis, MO              10,581    4,985     12,602                -
Studio 30               Houston, TX                15,680    6,023     20,037                -
Huebner Oaks 24         San Antonio, TX            10,029    3,006     13,662                -
First Colony 24         Houston, TX                10,349        -     19,100               67
Oakview 24              Omaha, NE                  12,725    5,215     16,700               59
Leawood 20              Kansas City, MO             8,554    3,714     12,086               43
Gulf Pointe 30          Houston, TX                13,972    4,304     21,496               76
South Barrington 30     Chicago, IL                18,573    6,577     27,723               98
Mesquite 30             Dallas, TX                 12,566    2,912     20,288               72
Hampton Town Center 24  Norfolk, VA                15,437    3,822     24,678               88
Pompano 18              Pompano Beach, FL           7,475    6,376      9,899            2,426
Raleigh Grand 16        Raleigh, NC                 3,901    2,919      5,559                -
Paradise 24             Miami, FL                  12,695    2,000     13,000            8,512
Pompano Kmart           Pompano Beach, FL               -      600      2,430                -
Pompano Restaurant      Pompano Beach, FL               -      200        803              430
Aliso Viejo 20          Los Angeles, CA            11,879    8,000     14,000                -
Bosie Stadium 20        Boise, ID                   7,475        -     16,003                -
Woodridge 18            Chicago, IL                 8,418    9,926      8,968                -
Cary Crossroads 20      Cary, NC                    9,011    3,352     11,653              155
Tampa Palms 20          Tampa, FL                  10,671    6,000     12,809                -
Palms Promenade         San Diego, CA              14,168    7,500     17,750                -
On The Border           Dallas, TX                      -      879          -                -
Bennigans               Dallas, TX                      -      565          -            1,000
Bennigans               Houston, TX                     -      652          -              750
Texas Land & Cattle     Dallas, TX                      -    1,519          -                -
Texas Roadhouse Grill   Atlanta, GA                     -      886          -                -
Roadhouse Grill         Atlanta, GA                     -      868          -                -
Westminster 24          Denver, CO                 15,659    5,850     17,314                -
Westminster Center      Denver, CO                  3,141    6,204     12,600            2,184
Subway                  Denver, CO                      -        -         27                -
Westbank Palace 10      Westbank, LA                9,485    4,378     12,330                -
Houma Palace 10         Houma, LA                   5,335    2,404      6,780                -
Hammond Palace 10       Hammond, LA                 5,187    2,404      6,780                -
Elmwood Palace 10       Elmwood, LA                13,635    5,264     14,820                -
Clearview Palace 12     Clearview, LA               7,115        -     11,740                -
Sterling Forum 30       Sterling Heights, MI       16,599    5,975     17,956            3,400
Olathe Studio 30        Olathe, KS                 11,856    4,000     15,935                -
Cherrydale 16           Greenville, SC              4,891    1,660      7,570                -
Livonia                 Livonia, MI                13,576    4,500     17,525                -
Hoffman 22              Alexandria, VA             13,635        -     22,035                -
Little Rock Rave        Little Rock, AR             1,773    3,858      7,990                -
                                              -----------  -------    -------           ------
 Subtotals carried over to page 60            $   396,304  153,899    558,196           19,360
                                              ===========  =======    =======           ======

                                              GROSS AMOUNT AT DECEMBER 31, 2004
                                              ---------------------------------
                                                         BUILDINGS,
                                                         EQUIPMENT &             ACCUMULATED    DATE    DEPRECIATION
     DESCRIPTION                MARKET          LAND    IMPROVEMENTS   TOTAL    DEPRECIATION  ACQUIRED      LIFE
----------------------  --------------------   -------  ------------  -------   ------------  --------  ------------
Grand 24                Dallas, TX               3,060      15,281     18,341       2,483       11/97     40 years
Mission Valley 20       San Diego, CA                -      16,028     16,028       2,605       11/97     40 years
Promenade 16            Los Angeles, CA          6,021      22,104     28,125       3,592       11/97     40 years
Ontario Mills 30        Los Angeles, CA          5,521      19,450     24,971       3,161       11/97     40 years
Lennox 24               Columbus, OH                 -      12,685     12,685       2,061       11/97     40 years
West Olive 16           St. Louis, MO            4,985      12,602     17,587       2,048       11/97     40 years
Studio 30               Houston, TX              6,023      20,037     26,060       3,256       11/97     40 years
Huebner Oaks 24         San Antonio, TX          3,006      13,662     16,668       2,220       11/97     40 years
First Colony 24         Houston, TX                  -      19,167     19,167       3,388       11/97     40 years
Oakview 24              Omaha, NE                5,215      16,759     21,974       2,963       11/97     40 years
Leawood 20              Kansas City, MO          3,714      12,129     15,843       2,144       11/97     40 years
Gulf Pointe 30          Houston, TX              4,304      21,572     25,876       3,724        2/98     40 years
South Barrington 30     Chicago, IL              6,577      27,821     34,398       4,745        3/98     40 years
Mesquite 30             Dallas, TX               2,912      20,360     23,272       3,388        4/98     40 years
Hampton Town Center 24  Norfolk, VA              3,822      24,766     28,588       4,011        6/98     40 years
Pompano 18              Pompano Beach, FL        6,376      12,325     18,701       1,960        8/98     40 years
Raleigh Grand 16        Raleigh, NC              2,919       5,559      8,478         923        8/98     40 years
Paradise 24             Miami, FL                2,000      21,512     23,512       3,129       11/98     40 years
Pompano Kmart           Pompano Beach, FL          600       2,430      3,030         364       11/98     40 years
Pompano Restaurant      Pompano Beach, FL          200       1,233      1,433         181       11/98     40 years
Aliso Viejo 20          Los Angeles, CA          8,000      14,000     22,000       2,100       12/98     40 years
Bosie Stadium 20        Boise, ID                    -      16,003     16,003       2,400       12/98     40 years
Woodridge 18            Chicago, IL              9,926       8,968     18,894       1,228        6/99     40 years
Cary Crossroads 20      Cary, NC                 3,352      11,808     15,160       1,457        6/99     40 years
Tampa Palms 20          Tampa, FL                6,000      12,809     18,809       1,628        6/99     40 years
Palms Promenade         San Diego, CA            7,500      17,750     25,250       2,182        6/99     40 years
On The Border           Dallas, TX                 879           -        879           -       11/97     n/a
Bennigans               Dallas, TX                 565       1,000      1,565         230       11/97     20 years
Bennigans               Houston, TX                652         750      1,402         172       11/97     20 years
Texas Land & Cattle     Dallas, TX               1,519           -      1,519           -       11/97     n/a
Texas Roadhouse Grill   Atlanta, GA                886           -        886           -        3/99     n/a
Roadhouse Grill         Atlanta, GA                868           -        868           -        3/99     n/a
Westminster 24          Denver, CO               5,850      17,314     23,164       1,335       12/01     40 years
Westminster Center      Denver, CO               6,204      14,784     20,988       1,033       12/01     40 years
Subway                  Denver, CO                   -          27         27          15         4/2     5 years
Westbank Palace 10      Westbank, LA             4,378      12,330     16,708         860         3/2     40 years
Houma Palace 10         Houma, LA                2,404       6,780      9,184         473         3/2     40 years
Hammond Palace 10       Hammond, LA              2,404       6,780      9,184         473         3/2     40 years
Elmwood Palace 10       Elmwood, LA              5,264      14,820     20,084       1,034         3/2     40 years
Clearview Palace 12     Clearview, LA                -      11,740     11,740         819         3/2     40 years
Sterling Forum 30       Sterling Heights, MI     5,975      21,356     27,331       1,510         6/2     40 years
Olathe Studio 30        Olathe, KS               4,000      15,935     19,935         996         6/2     40 years
Cherrydale 16           Greenville, SC           1,660       7,570      9,230         473         6/2     40 years
Livonia                 Livonia, MI              4,500      17,525     22,025       1,059         8/2     40 years
Hoffman 22              Alexandria, VA               -      22,035     22,035       1,239        10/2     40 years
Little Rock Rave        Little Rock, AR          3,858       7,990     11,848         408        12/2     40 years
                                               -------     -------    -------      ------
 Subtotals carried over to page 60             153,899     577,556    731,455      75,470
                                               =======     =======    =======      ======

                         ENTERTAINMENT PROPERTIES TRUST
       Continued Schedule III - Real Estate and Accumulated Depreciation
                               December 31, 2004

                                                                INITIAL COST
                                                           ---------------------
                                                                     BUILDINGS,   ADDITIONS (SALES)
                                                                     EQUIPMENT &    SUBSEQUENT TO
       DESCRIPTION                MARKET      ENCUMBRANCE   LAND    IMPROVEMENTS     ACQUISITION
-------------------------  -----------------  -----------  -------  ------------  -----------------
Subtotal from page 59            n/a          $   396,304  153,899    558,196         19,360
AmStar Cinema 16           Macon, GA                1,053    1,982      5,056              -
Star Southfield Center     Southfield, MI           4,044    8,000     20,518             24
Southwind 12               Lawrence, KS               752    1,500      3,526              -
New Roc City               New Rochelle, NY        69,463    6,100     97,601             90
Harbour View Station       Suffolk, VA              1,613    3,256      9,206              -
Columbiana Grande 14       Columbiana, SC           1,352    1,000     10,534         (2,000)
The Grande 18              Hialeah, FL                  -    7,985          -              -
Johnny Carino's            Mesquite, TX                 -      789        990              -
Rocky Mountain Choc.       Westminster, CO              -        -         16              -
Kanata Centrum             Toronto, Ontario        37,450   10,483     38,233          7,175
Oakville Centrum           Toronto, Ontario        23,981   10,483     24,701            356
Mississauga Centrum        Toronto, Ontario        18,913    9,651     18,377              -
Whitby Centrum             Toronto, Ontario        24,695   10,648     22,940          5,267
Deer Valley 30             Phoenix, AZ              3,145    4,276     15,934              -
Mesa Grand 24              Phoenix, AZ              3,025    4,446     16,565              -
Hamilton 24                Hamilton, NJ             3,444    4,869     18,142              -
Grand Prairie 18           Peoria, IL               2,114    2,948     11,177              -
Lafayette Grand 16         Lafayette, LA            1,544    1,935      8,383              -
Northeast Mall 18          Hurst, TX                    -    5,000     11,729              -
The Grand D'Iberville 14   Biloxi, MS                   -    2,001      8,043              -
Melbourne 16               Melbourne, FL                -    3,817      8,830              -
Putting Edge               Westminster, CO              -        -        482              -
Stir Crazy                 Chicago, IL                  -    1,983        900              -
Vland Multi-tenant Retail  Chicago, IL                  -    1,936          -              -
Maximum Gamers             Westminster, CO              -        -         34              -
Chatanooga Land            Chatanooga, TN               -    2,798          -              -
Wilmington Land            Wilmington, NC               -    1,650          -              -
Conroe Land                Conroe, TX                   -    1,841          -              -
Splitz                     Westminster, CO              -        -      2,213              -
Leasing Commissions        Various                      -        -        636              -
Development Property       Various                      -   23,144          -              -
                                              -----------  -------    -------         ------
                  Total                       $   592,892  288,420    912,962         30,272
                                              ===========  =======    =======         ======

                                              GROSS AMOUNT AT DECEMBER 31, 2004
                                              ---------------------------------
                                                         BUILDINGS,
                                                         EQUIPMENT &             ACCUMULATED    DATE    DEPRECIATION
       DESCRIPTION                MARKET        LAND    IMPROVEMENTS    TOTAL   DEPRECIATION  ACQUIRED      LIFE
-------------------------  -----------------   -------  ------------  --------- ------------  --------  ------------
Subtotal from page 59            n/a           153,899     577,556      731,455    75,470      n/a        n/a
AmStar Cinema 16           Macon, GA             1,982       5,056        7,038       219          3/3    40 years
Star Southfield Center     Southfield, MI        8,000      20,542       28,542     1,092          5/3    40 years
Southwind 12               Lawrence, KS          1,500       3,526        5,026       140          6/3    40 years
New Roc City               New Rochelle, NY      6,100      97,691      103,791     5,659         10/3    40 years
Harbour View Station       Suffolk, VA           3,256       9,206       12,462       259         11/3    40 years
Columbiana Grande 14       Columbiana, SC        1,000       8,534        9,534       697         11/3    40 years
The Grande 18              Hialeah, FL           7,985           -        7,985         -         12/3    40 years
Johnny Carino's            Mesquite, TX            789         990        1,779        45          3/3    40 years
Rocky Mountain Choc.       Westminster, CO           -          16           16         2         11/3    10 years
Kanata Centrum             Toronto, Ontario     10,483      45,408       55,891       829          3/4    40 years
Oakville Centrum           Toronto, Ontario     10,483      25,057       35,540       517          3/4    40 years
Mississauga Centrum        Toronto, Ontario      9,651      18,377       28,028       383          3/4    40 years
Whitby Centrum             Toronto, Ontario     10,648      28,207       38,855       540          3/4    40 years
Deer Valley 30             Phoenix, AZ           4,276      15,934       20,210       295          3/4    40 years
Mesa Grand 24              Phoenix, AZ           4,446      16,565       21,011       313          3/4    40 years
Hamilton 24                Hamilton, NJ          4,869      18,142       23,011       342          3/4    40 years
Grand Prairie 18           Peoria, IL            2,948      11,177       14,125       116          7/4    40 years
Lafayette Grand 16         Lafayette, LA         1,935       8,383       10,318        87          7/4    40 years
Northeast Mall 18          Hurst, TX             5,000      11,729       16,729        37         11/4    40 years
The Grand D'Iberville 14   Biloxi, MS            2,001       8,043       10,044         8         12/4    40 years
Melbourne 16               Melbourne, FL         3,817       8,830       12,647         9         12/4    40 years
Putting Edge               Westminster, CO           -         482          482         8          7/4    10 years
Stir Crazy                 Chicago, IL           1,983         900        2,883        15         10/4    15 years
Vland Multi-tenant Retail  Chicago, IL           1,936           -        1,936         -          7/4    n/a
Maximum Gamers             Westminster, CO           -          34           34         -         11/4    5 years
Chatanooga Land            Chatanooga, TN        2,798           -        2,798         -         12/3    n/a
Wilmington Land            Wilmington, NC        1,650           -        1,650         -          6/4    n/a
Conroe Land                Conroe, TX            1,841           -        1,841         -          7/4    n/a
Splitz                     Westminster, CO           -       2,213        2,213         -         12/4    40 years
Leasing Commissions        Various                   -         637          637        20      various    various
Development Property       Various              23,144           -       23,144         -      various    n/a
                                               -------     -------    ---------    ------
                  Total                        288,420     943,235    1,231,655    87,102
                                               =======     =======    =========    ======

                         ENTERTAINMENT PROPERTIES TRUST

             Schedule III - Real Estate and Accumulated Depreciation

                                December 31, 2003

                                                             INITIAL COST
                                                         --------------------
                                                                  BUILDINGS,    ADDITIONS
                                                                  EQUIPMENT & SUBSEQUENT TO
      DESCRIPTION              MARKET        ENCUMBRANCE  LAND   IMPROVEMENTS  ACQUISITION
----------------------  -------------------- ----------- ------- ------------ -------------
Grand 24                Dallas, TX           $    11,214   3,060       15,540
Mission Valley 20       San Diego, CA              9,800               16,300
Promenade 16            Los Angeles, CA           17,198   6,021       22,479
Ontario Mills 30        Los Angeles, CA           15,268   5,521       19,779
Lennox 24               Columbus, OH               7,756               12,900
West Olive 16           St. Louis, MO             10,753   4,985       12,815
Studio 30               Houston, TX               15,934   6,023       20,377
Huebner Oaks 24         San Antonio, TX           10,192   3,006       13,894
First Colony 24         Houston, TX               10,666               19,100            67
Oakview 24              Omaha, NE                 13,115   5,215       16,700            59
Leawood 20              Kansas City, MO            8,815   3,714       12,086            43
Gulf Pointe 30          Houston, TX               14,398   4,304       21,496            76
South Barrington 30     Chicago, IL               19,140   6,577       27,723            98
Mesquite 30             Dallas, TX                12,949   2,912       20,288            72
Hampton Town Center 24  Norfolk, VA               15,907   3,822       24,678            88
Pompano 18              Pompano Beach, FL          7,600   6,376        9,899         2,426
Raleigh Grand 16        Raleigh, NC                3,967   2,919        5,559
Paradise 24             Miami, FL                 13,083   2,000       13,000         8,519
Pompano Kmart           Pompano Beach, FL                    600        2,423
Pompano Restaurant      Pompano Beach, FL                    200          803           430
Aliso Viejo 20          Los Angeles, CA           12,240   8,000       14,000
Bosie Stadium 20        Boise, ID                  7,600               16,003
Woodridge 18            Chicago, IL                8,681   9,926        8,968
Cary Crossroads 20      Cary, NC                   9,292   3,352       11,653           155
Tampa Palms 20          Tampa, FL                 11,004   6,000       12,809
Palms Promenade         San Diego, CA             14,611   7,500       17,750
On The Border           Dallas, TX                           674                        205
Bennigans               Dallas, TX                           565                      1,000
Bennigans               Houston, TX                          511                        891
Texas Land & Cattle     Dallas, TX                           511                      1,008
Texas Roadhouse Grill   Atlanta, GA                          886
Roadhouse Grill         Atlanta, GA                          868
Westminster 24          Denver, CO                16,270   5,850       17,314
Westminster Center      Denver, CO                10,000   6,204       12,600           742
Subway                  Denver, Co                                         27
Westbank Palace 10      Westbank, LA               9,781   4,378       12,330
Houma Palace 10         Houma, LA                  5,502   2,404        6,780
Hammond Palace 10       Hammond, LA                5,349   2,404        6,780
Elmwood Palace 10       Elmwood, LA               14,061   5,264       14,820
Clearview Palace 12     Clearview, LA              7,336               11,740
Sterling Forum 30       Sterling Heights, MI      17,117   5,975       17,956         3,400
Olathe Studio 30        Olathe, KS                12,227   4,000       15,935
Cherrydale 16           Greenville, SC             5,044   1,660        7,570
Livonia                 Livonia, MI               14,000   4,500       17,525
Hoffman 22              Alexandria, VA            14,061               22,035
Little Rock Rave        Little Rock, AR           10,000   3,858        7,990
                                             ----------- ------- ------------   -----------
          Subtotals carried over to page 62  $   421,931 152,545      560,424        19,279
                                             =========== ======= ============   ===========

                                              GROSS AMOUNT AT DECEMBER 31, 2003
                                              ---------------------------------
                                                        BUILDINGS,
                                                        EQUIPMENT &               ACCUMULATED   DATE     DEPRECIATION
      DESCRIPTION             MARKET            LAND   IMPROVEMENTS      TOTAL   DEPRECIATION ACQUIRED       LIFE
----------------------  --------------------  -------- -------------    -------  ------------ --------   ------------
Grand 24                Dallas, TX               3,060        15,281     18,341         2,101    11/97     40 years
Mission Valley 20       San Diego, CA                         16,028     16,028         2,204    11/97     40 years
Promenade 16            Los Angeles, CA          6,021        22,104     28,125         3,039    11/97     40 years
Ontario Mills 30        Los Angeles, CA          5,521        19,450     24,971         2,674    11/97     40 years
Lennox 24               Columbus, OH                          12,685     12,685         1,744    11/97     40 years
West Olive 16           St. Louis, MO            4,985        12,602     17,587         1,733    11/97     40 years
Studio 30               Houston, TX              6,023        20,037     26,060         2,755    11/97     40 years
Huebner Oaks 24         San Antonio, TX          3,006        13,662     16,668         1,879    11/97     40 years
First Colony 24         Houston, TX                           19,167     19,167         2,909    11/97     40 years
Oakview 24              Omaha, NE                5,215        16,759     21,974         2,544    11/97     40 years
Leawood 20              Kansas City, MO          3,714        12,129     15,843         1,841    11/97     40 years
Gulf Pointe 30          Houston, TX              4,304        21,572     25,876         3,184     2/98     40 years
South Barrington 30     Chicago, IL              6,577        27,821     34,398         4,049     3/98     40 years
Mesquite 30             Dallas, TX               2,912        20,360     23,272         2,879     4/98     40 years
Hampton Town Center 24  Norfolk, VA              3,822        24,766     28,588         3,394     6/98     40 years
Pompano 18              Pompano Beach, FL        6,376        12,325     18,701         1,652     8/98     40 years
Raleigh Grand 16        Raleigh, NC              2,919         5,559      8,478           784     8/98     40 years
Paradise 24             Miami, FL                2,000        21,519     23,519         2,591    11/98     40 years
Pompano Kmart           Pompano Beach, FL          600         2,423      3,023           304    11/98     40 years
Pompano Restaurant      Pompano Beach, FL          200         1,233      1,433           118    11/98     40 years
Aliso Viejo 20          Los Angeles, CA          8,000        14,000     22,000         1,750    12/98     40 years
Bosie Stadium 20        Boise, ID                             16,003     16,003         2,000    12/98     40 years
Woodridge 18            Chicago, IL              9,926         8,968     18,894         1,004     6/99     40 years
Cary Crossroads 20      Cary, NC                 3,352        11,808     15,160         1,165     6/99     40 years
Tampa Palms 20          Tampa, FL                6,000        12,809     18,809         1,308     6/99     40 years
Palms Promenade         San Diego, CA            7,500        17,750     25,250         1,738     6/99     40 years
On The Border           Dallas, TX                 879                      879                  11/97
Bennigans               Dallas, TX                 565         1,000      1,565           134    11/97     20 years
Bennigans               Houston, TX                652           750      1,402           179    11/97     20 years
Texas Land & Cattle     Dallas, TX               1,519                    1,519                  11/97
Texas Roadhouse Grill   Atlanta, GA                886                      886                   3/99
Roadhouse Grill         Atlanta, GA                868                      868                   3/99
Westminster 24          Denver, CO               5,850        17,314     23,164           902    12/01     40 years
Westminster Center      Denver, CO               6,204        13,342     19,546           690    12/01     40 years
Subway                  Denver, Co                                27         27             9      4/2      5 years
Westbank Palace 10      Westbank, LA             4,378        12,330     16,708           552      3/2     40 years
Houma Palace 10         Houma, LA                2,404         6,780      9,184           303      3/2     40 years
Hammond Palace 10       Hammond, LA              2,404         6,780      9,184           303      3/2     40 years
Elmwood Palace 10       Elmwood, LA              5,264        14,820     20,084           664      3/2     40 years
Clearview Palace 12     Clearview, LA                         11,740     11,740           526      3/2     40 years
Sterling Forum 30       Sterling Heights, MI     5,975        21,356     27,331           858      6/2     40 years
Olathe Studio 30        Olathe, KS               4,000        15,935     19,935           598      6/2     40 years
Cherrydale 16           Greenville, SC           1,660         7,570      9,230           285      6/2     40 years
Livonia                 Livonia, MI              4,500        17,525     22,025           621      8/2     40 years
Hoffman 22              Alexandria, VA                        22,035     22,035           689     10/2     40 years
Little Rock Rave        Little Rock, AR          3,858         7,990     11,848           208     12/2     40 years
                                              --------  ------------    -------  ------------
          Subtotals carried over to page 62    153,899       576,114    730,013        60,864
                                              ========  ============    =======  ============

                         ENTERTAINMENT PROPERTIES TRUST

       Continued Schedule III - Real Estate and Accumulated Depreciation

                                December 31, 2003

                                                              INITIAL COST
                                                         --------------------
                                                                  BUILDINGS,   ADDITIONS
                                                                  EQUIPMENT & SUBSEQUENT TO
      DESCRIPTION             MARKET         ENCUMBRANCE  LAND   IMPROVEMENTS  ACQUISITION
----------------------  -------------------- ----------- ------- ------------ -------------
Subtotal from page 61            n/a         $   421,931 152,545      560,424        19,279
AmStar Cinema 16        Macon, GA                          1,982        5,056
Star Southfield Center  Southfield, MI                     8,000       20,520
Southwind 12            Lawrence, KS                       1,500        3,526
Veterans 24             Tampa, FL                 14,624   6,100       18,431
New Roc City            New Rochelle, NY          70,000   6,100       97,601
Harbour View Station    Suffolk, VA                        3,255        9,206
Columbiana Grande 14    Columbiana, SC                     1,000       10,535
The Grande 18           Hialeah, FL                        7,985
Johnny Carino's         Mesquite, TX                         789          990
Hawaiian Adv. Waterpark Garland, TX                                     3,300
Rocky Mountain Choc.    Westminster, CO                                    16
Leasing Commissions     Various                                           224
Development Property    Various                           29,152
                                             ----------- ------- ------------   -----------
             Total                           $   506,555 218,408      729,829        19,279
                                             =========== ======= ============   ===========

                                             GROSS AMOUNT AT DECEMBER 31, 2003
                                             ---------------------------------
                                                       BUILDINGS,
                                                       EQUIPMENT &               ACCUMULATED   DATE     DEPRECIATION
     DESCRIPTION              MARKET           LAND   IMPROVEMENTS      TOTAL   DEPRECIATION ACQUIRED       LIFE
----------------------  -------------------- -------- -------------    -------  ------------ --------   ------------
Subtotal from page 61            n/a          153,899       576,114    730,013        60,864   n/a          n/a
AmStar Cinema 16        Macon, GA               1,982         5,056      7,038            95      3/3      40 years
Star Southfield Center  Southfield, MI          8,000        20,520     28,520           403      5/3      40 years
Southwind 12            Lawrence, KS            1,500         3,526      5,026            51      6/3      40 years
Veterans 24             Tampa, FL               6,100        18,431     24,531           269      6/3      40 years
New Roc City            New Rochelle, NY        6,100        97,601    103,701         3,219     10/3      40 years
Harbour View Station    Suffolk, VA             3,255         9,206     12,461            34     11/3      40 years
Columbiana Grande 14    Columbiana, SC          1,000        10,535     11,535           139     11/3      40 years
The Grande 18           Hialeah, FL             7,985                    7,985                   12/3      40 years
Johnny Carino's         Mesquite, TX              789           990      1,779            20      3/3      40 years
Hawaiian Adv. Waterpark Garland, TX                           3,300      3,300            90      6/3      20 years
Rocky Mountain Choc.    Westminster, CO                          16         16                   11/3      10 years
Leasing Commissions     Various                                 224        224             1
Development Property    Various                29,152                   29,152
                                             --------  ------------    -------  ------------
             Total                            219,762       745,519    965,281        65,185
                                             ========  ============    =======  ============

                         ENTERTAINMENT PROPERTIES TRUST
       Schedule III - Real Estate and Accumulated Depreciation (continued)
                                 Reconciliation

                                December 31, 2004

Real Estate:
    Reconciliation:
        Balance at beginning of the year                                            $     965,281
        Acquisition of rental properties during the year                                  302,213
        Disposition of rental properties during the year                                  (29,831)
        Acquisition of development properties, including related capitalized
             costs, during the year                                                        53,435
        Transfer of development properties to rental properties                           (59,443)
                                                                                    -------------
        Balance at close of year                                                    $   1,231,655
                                                                                    =============

See accompanying independent auditor's report

                         ENTERTAINMENT PROPERTIES TRUST
       Schedule III - Real Estate and Accumulated Depreciation (continued)
                                 Reconciliation

                                December 31, 2003

Real Estate:
   Reconciliation:
      Balance at beginning of the year                                              $     739,160
      Acquisition of rental properties during the year                                    209,954
      Acquisition of development properties, including related capitalized
            costs, during the year                                                         16,167
                                                                                    -------------
      Balance at close of year                                                      $     965,281
                                                                                    =============

See accompanying independent auditor's report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Trustees. A review and evaluation was performed by our management, including the Company's Chief Executive Officer (the "CEO") and Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004. Based on that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures, as designed and implemented, were effective. There were no significant deficiencies or material weaknesses identified in the course of such review and evaluation and, therefore, no corrective measures were taken by us.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004. Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 11, 2005 (the "Proxy Statement"), contains under the captions "Election of Trustees", "Officers", and "Section 16(a) Beneficial Ownership Reporting Compliance" the information required by Item 10 of this Form 10-K, which information is incorporated herein by this reference.

We have adopted a Code of Business Conduct and Ethics that applies to our Chief Executive Officer, Chief Financial Officer, and all other officers, employees and trustees. The Code may be viewed on our website at www.eprkc.com and is available in print to any shareholder who requests it.

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

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (1)   Financial Statements:

          Reports of Independent Registered Public Accounting Firm

          Consolidated Balance Sheets as of December 31, 2004 and 2003

          Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002

          Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2004, 2003 and 2002

          Consolidated Statements of Comprehensive Income for the years ended December 31, 2004, 2003 and 2002

          Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003, and 2002.

          Notes to Consolidated Financial Statements

  (2)   Financial Statement Schedules:

          Schedule II - Valuation and Qualifying Accounts

          Schedule III - Real Estate and Accumulated Depreciation

  (3)   Exhibits

21     Subsidiaries of the Company

23     Consent of KPMG LLP

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

                                  ENTERTAINMENT PROPERTIES TRUST

     Dated: March 4, 2005         By /s/ David M. Brain
                                     ----------------------------------------
                                     David M. Brain, President - Chief Executive
                                     Officer

     Dated: March 4, 2005         By /s/ Fred L. Kennon
                                     ----------------------------------------
                                     Fred L. Kennon, Vice President - Chief
                                     Financial Officer Treasurer and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

         SIGNATURE AND TITLE                                       DATE

/s/ Robert J. Druten                                          March 4, 2005
----------------------------------------------------
Robert J. Druten, Chairman of the Board

/s/ David M. Brain                                            March 4, 2005
----------------------------------------------------
David M. Brain, Chief Executive Officer and Trustee

/s/ Morgan G. Earnest, II                                     March 4, 2005
----------------------------------------------------
Morgan G. Earnest, II, Trustee

/s/ James A. Olson                                            March 4, 2005
----------------------------------------------------
James A. Olson, Trustee

/s/ Barrett Brady                                             March 4, 2005
----------------------------------------------------
Barrett Brady, Trustee

      List of Exhibits

      The Company has incorporated by reference certain exhibits as specified below pursuant to Rule 12b-32 under the Exchange Act.

3.1 Amended and Restated Declaration of Trust of the Company, which is attached as Exhibit 3.2 to the Company's Form 8-K (Commission File No. 1-13561) filed on June 7, 1999, is hereby incorporated by reference as
         Exhibit 3.1

3.2      Amendment to Declaration of Trust of the Company, which is attached as
         Exhibit 3.1 to the Company's Form 8-K (Commission File No. 1-13561) filed on January 11, 2005, is hereby incorporated by reference as
         Exhibit 3.2

3.3 Bylaws of the Company, which are attached as Exhibit 3.3 to the Company's Form 8-K (Commission File No. 1-13561) filed on June 7, 1999, are hereby incorporated by reference as Exhibit 3.3

4.1      See Exhibits 3.1 and 3.2

4.2      See Exhibit 3.3

4.3 Form of share certificate for common shares of beneficial interest of the Company, which is attached as Exhibit 4.5 to the Company's Registration Statement on Form S-11, as amended, (Registration No. 333-35281), is hereby incorporated by reference as Exhibit 4.3

4.4 Form of Articles Supplementary for 9.50% Series A Cumulative Redeemable Preferred Shares, which is attached as Exhibit 4.4 to the Company's Form 8-A12B (Commission File No. 1-13561) filed on May 24, 2002, is hereby incorporated by reference as Exhibit 4.4

4.5 Form of 9.50% Series A Preferred Share Certificate, which is attached as Exhibit 4.5 to the Company's Form 8-A12B (Commission File No. 1-13561) filed on May 24, 2002, is hereby incorporated by reference as
         Exhibit 4.5

4.6 Form of Articles Supplementary for 7.75% Series B Cumulative Redeemable Preferred Shares, which is attached as Exhibit 4.6 to the Company's Form 8-A12BA (Commission File No. 1-13561) filed on January 14, 2005, and to the Company's Form 8-K filed on January 14, 2005, is hereby incorporated by reference as Exhibit 4.6

4.7 Form of 7.75% Series B Cumulative Redeemable Preferred Share Certificate, which is attached as Exhibit 4.7 to the Company's Form 8-A12B (Commission File No. 1-13561) filed on January 12, 2005, is hereby incorporated by reference as Exhibit 4.7

4.8 Form of Registration Rights Agreement among Entertainment Properties Trust, Whitby Centrum Limited Partnership, Oakville Centrum Limited Partnership, Kanata Centrum Limited Partnership, Courtney Square Limited Partnership and 2041197 Ontario Ltd., dated February 24, 2004, which is attached as Exhibit 10.10 to the Company's Form 8-K/A (Commission File No. 1-13561) filed on March 16, 2004, is hereby incorporated by reference as Exhibit 4.8

4.9 Form of Registration Rights Agreement dated March 15, 2002 between EPR and the selling shareholders named therein, which is attached as
         Exhibit 4.7 to the Company's registration statement on Form S-3 (Commission File No. 333-119160) filed on September 21, 2004, is hereby incorporated by reference as Exhibit 4.9

4.10 Form of Agreement Regarding Ownership Limit Waiver between the Company and Cohen & Steers Capital Management, Inc., which is attached as
         Exhibit 4.7 to the Company's Form 8-K (Commission File No. 1-13561) filed on January 19, 2005, is hereby incorporated by reference as
         Exhibit 4.10

10.1 Form of Mississauga Entertainment Centrum Agreement dated November 14, 2003 among Courtney Square Ltd., EPR North Trust and Entertainment Properties Trust, which is attached as Exhibit 10.1 to the Company's Form 8-K (Commission File No. 1-13561) filed March 15, 2004, is hereby incorporated by reference as Exhibit 10.1

10.2 Form of Oakville Entertainment Centrum Agreement dated November 14, 2003 among Penex Winston Ltd., EPR North Trust and Entertainment Properties Trust, which is attached as Exhibit 10.2 to the Company's Form 8-K (Commission File No. 1-13561) filed March 15, 2004, is hereby incorporated by reference as Exhibit 10.2

10.3 Form of Whitby Entertainment Centrum Agreement dated November 14, 2003 among Penex Whitby Ltd., EPR North Trust and Entertainment Properties Trust, which is attached as Exhibit 10.3 to the Company's Form 8-K (Commission File No. 1-13561) filed March 15, 2004, is hereby incorporated by reference as Exhibit 10.3

10.4 Form of Kanata Entertainment Centrum Agreement dated November 14, 2003 among Penex Kanata Ltd., Penex Main Ltd., EPR North Trust and Entertainment Properties Trust, which is attached as Exhibit 10.4 to the Company's Form 8-K (Commission File No. 1-13561) filed March 15, 2004, is hereby incorporated by reference as Exhibit 10.4

10.5 Form of Amending Agreements among Courtney Square Ltd., EPR North Trust and Entertainment Properties Trust, which are attached as Exhibit 10.5 to the Company's Form 8-K (Commission File No. 1-13561) filed March 15, 2004, are hereby incorporated by reference as Exhibit 10.5

10.6 Form of Amending Agreements among Penex Winston Ltd., EPR North Trust and Entertainment Properties Trust, which are attached as Exhibit 10.6 to the Company's Form 8-K (Commission File No. 1-13561) filed March 15, 2004, are hereby incorporated by reference as Exhibit 10.6

10.7 Form of Amending Agreements among Penex Whitby Ltd., EPR North Trust and Entertainment Properties Trust, which are attached as Exhibit 10.7 to the Company's Form 8-K (Commission File No. 1-13561) filed March 15, 2004, are hereby incorporated by reference as Exhibit 10.7

10.8 Form of Amending Agreements among Penex Kanata Ltd., Penex Main Ltd., EPR North Trust and Entertainment Properties Trust, which are attached as Exhibit 10.8 to the Company's Form 8-K (Commission File No. 1-13561) filed March 15, 2004, are hereby incorporated by reference as Exhibit 10.8

10.9 Form of Note Purchase Agreement dated February 24, 2004 among Entertainment Properties Trust and Courtney Square Limited Partnership, Whitby Centrum Limited Partnership, Oakville Centrum Limited Partnership and Kanata Centrum Limited Partnership, which is attached as Exhibit 10.9 to the Company's Form 8-K (Commission File No. 1-13561) filed March 15, 2004, is hereby incorporated by reference as Exhibit 10.9

10.10 Form of Registration Rights Agreement among Entertainment Properties Trust, Whitby Centrum Limited Partnership, Oakville Centrum Limited Partnership, Kanata Centrum Limited Partnership, Courtney Square Limited Partnership and 2041197 Ontario Ltd., dated February 24, 2004 (see Exhibit 4.8)

10.11 Form of Agreement of Sale and Purchase between the Company and American Multi-Cinema, Inc., which is attached as Exhibit 10.1 to Amendment No. 3, filed on November 13, 1997, to the Company's Registration Statement on Form S-11 (Registration No. 333-35281), is hereby incorporated by reference as Exhibit 10.11

10.12 Form of Option Agreement between the Company and American Multi-Cinema, Inc., which is attached as Exhibit 10.2 to Amendment No. 3, filed on November 13, 1997, to the Company's Registration Statement on Form S-11 (Registration

         No. 333-35281), is hereby incorporated by reference as Exhibit 10.12

10.13 Form of Option Agreement between the Company and Clip Funding, Limited Partnership, which is attached as Exhibit 10.3 to Amendment No. 3, filed on November 13, 1997, to the Company's Registration Statement on Form S-11 (Registration No. 333-35281), is hereby incorporated by reference as Exhibit 10.13

10.14 Form of AMCE Right to Purchase Agreement between the Company and AMC Entertainment Inc., which is attached as Exhibit 10.4 to Amendment No. 3, filed on November 13, 1997, to the Company's Registration Statement on Form S-11 (Registration No. 333-35281), is hereby incorporated by reference as Exhibit 10.14

10.15 Form of Lease entered into between the Company and American Multi-Cinema, Inc., which is attached as Exhibit 10.5 to Amendment No. 3, filed on November 13, 1997, to the Company's Registration Statement on Form S-11 (Registration No. 333-35281), is hereby incorporated by reference as Exhibit 10.15

10.16 Form of Guaranty of Lease entered into between the Company and AMC Entertainment, Inc. which is attached as Exhibit 10.6 to Amendment No. 3, filed on November 13, 1997, to the Company's Registration Statement on Form S-11 (Registration No. 333-35281), is hereby incorporated by reference as Exhibit 10.16

10.17 Amended and Restated Master Credit Agreement, dated March 29, 2004, among the Company, 30 West Pershing, LLC and Fleet National Bank, which is attached as Exhibit 10.1 to the Company's Form 8-K (Commission File No. 1-13561) filed on April 5, 2004, is hereby incorporated by reference as Exhibit 10.17

10.18 Form of Indemnification Agreement entered into between the Company and each of its trustees and officers, which is attached as Exhibit 10.8 to Amendment No. 1, filed October 28, 1997, to the Company's Registration Statement on Form S-11 (Registration No. 333-35281), is hereby incorporated by reference as Exhibit 10.18

10.19 1997 Share Incentive Plan, which is attached as Exhibit 10.9 to Amendment No. 2, filed November 5, 1997, to the Company's Registration Statement on Form S-11 (Registration No. 333-35281), is hereby incorporated by reference as Exhibit 10.19

10.20 Deferred Compensation Plan for Non-Employee Trustees, which is attached as Exhibit 10.10 to Amendment No. 2, filed November 5, 1997, to the Company's

         Registration Statement on Form S-11 (Registration No. 333-35281), is hereby incorporated by reference as Exhibit 10.20

10.21 Annual Incentive Program, which is attached as Exhibit 10.11 to Amendment No. 2, filed November 5, 1997, to the Company's Registration Statement on Form S-11 (Registration No. 333-35281), is hereby incorporated by reference as Exhibit 10.21

10.22    Employment Agreement with David M. Brain, which is attached as Exhibit
         10.12 to Amendment No. 1, filed May 20, 2002, to the Company's Registration Statement on Form S-3 (Registration No. 333-87242), is hereby incorporated by reference as Exhibit 10.22

10.23    Employment Agreement with Fred L. Kennon, which is attached as Exhibit
         10.24 to the Company's Form 10-K/A for the year ended December 31, 2003 (Commission File No. 1-13561), is hereby incorporated by reference as
         Exhibit 10.23

10.24    Employment Agreement with Gregory K. Silvers, which is attached as
         Exhibit 10.25 to the Company's Form 10-K/A for the year ended December 31, 2003 (Commission File No. 1-13561), is hereby incorporated by reference as Exhibit 10.24

10.25 Form of Loan Agreement, dated as of June 29, 1998, between EPT DownREIT II, Inc., as Borrower, and Archon Financial, L.P., as Lender, which is attached as Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (Commission File No. 1-13561), is hereby incorporated by reference as Exhibit 10.25

10.26 Form of Mortgage and Security Agreement, Deed of Trust and Security Agreement and Loan Agreement for secured loans aggregating $20.2 million to 3 Theatres, Inc., a wholly-owned subsidiary of EPT DownREIT, Inc., which is attached as Exhibit 10.16 to the Company's Form 10-Q for the quarter ended March 31, 2000 (Commission File No. 1-13561), is hereby incorporated by reference as Exhibit 10.26

10.27 Form of Loan Agreement, dated February 14, 2001, between Megaplex Nine, Inc. and Bear Stearns Funding, Inc., which is attached as Exhibit 10.19 to the Company's Form 10-K for the year ended December 31, 2000 (Commission File No. 1-13561), is hereby incorporated by reference as
         Exhibit 10.27

10.28 Form of Limited Partnership Interest Purchase Agreement, dated October 27, 2003, among EPT New Roc GP, Inc., EPT New Roc, LLC, LRC Industries, Inc., DKH - New Roc Associates,

         L.P., which is attached as Exhibit 10.1 to the Company's Form 8-K dated October 27, 2003 and filed November 12, 2003 (Commission File No. 1-13561), is hereby incorporated by reference as Exhibit 10.28

10.29 Form of Second Amended and Restated Agreement of Limited Partnership of New Roc Associates, L.P., which is attached as Exhibit 10.2 to the Company's Form 8-K filed November 12, 2003 (Commission File No. 1-13561), is hereby incorporated by reference as Exhibit 10.29

10.30 Form of Loan Agreement, dated February 27, 2003, among Flik, Inc., as Borrower, EPT DownREIT, Inc., as Indemnitor, and Secore Financial Corporation, as Lender, which is attached as Exhibit 10.21 to the Company's Form 8-K filed March 4, 2003 (Commission File No. 1-13561), is hereby incorporated by reference as Exhibit 10.30

10.31 First Amended and Restated 1997 Share Incentive Plan included as Appendix D to the Company's definitive proxy statement filed April 8, 2004 (Commission File No. 1-13561), is hereby incorporated by reference as Exhibit 10.31

21       The list of the Company's Subsidiaries is attached hereto as Exhibit 21

23       Consent of KPMG LLP is attached hereto as Exhibit 23

31.1 Certification of David M. Brain, Chief Executive Officer of the Company, is attached hereto as Exhibit 31.1

31.2 Certification of Fred L. Kennon, Chief Financial Officer of the Company, is attached hereto as Exhibit 31.2

32 Certifications furnished pursuant to 18 U.S.C. Section 1350 of David M. Brain, Chief Executive Officer of the Company, and Fred L. Kennon, Chief Financial Officer of the Company, are attached hereto as Exhibit 32