Form 10-Q
period 2005-03-31
ENTERTAINMENT PROPERTIES TRUST
filed 2005-05-03
CIK 1045450

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended March 31, 2005


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2 has been subject to such filing requirements for the past 90 days. Yes X
                                       ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X
                                                ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At April 29, 2005, there were 25,591,639 Common Shares of Beneficial Interest outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         ENTERTAINMENT PROPERTIES TRUST
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                MARCH 31, 2005   DECEMBER 31, 2004
                                                                                --------------   -----------------
                               ASSETS                                             (Unaudited)
Rental properties, net                                                          $    1,193,421   $       1,121,409
Property under development                                                              18,906              23,144
Investment in joint ventures                                                             2,508               2,541
Cash and cash equivalents                                                                8,026              11,255
Restricted cash                                                                         12,360              12,794
Intangible assets, net                                                                  10,796              10,900
Deferred financing costs, net                                                           11,373              12,730
Other assets                                                                            20,599              18,675
                                                                                --------------   -----------------
    Total assets                                                                $    1,277,989   $       1,213,448
                                                                                ==============   =================

                LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Accounts payable and accrued liabilities                                      $        7,470   $          10,070
  Common dividends payable                                                              15,657              14,097
  Preferred dividends payable                                                            2,606               1,366
  Unearned rents                                                                         3,452               1,634
  Long-term debt                                                                       581,991             592,892
                                                                                --------------   -----------------
    Total liabilities                                                                  611,176             620,059

Commitments and contingencies                                                               --                  --
Minority interests                                                                       5,849               6,049

Shareholders' equity:
  Common Shares, $.01 par value; 50,000,000 shares authorized; 25,587,588 and
     25,578,472 shares issued at March 31,
     2005 and December 31, 2004, respectively                                              256                 256
  Preferred Shares, $.01 par value; 10,000,000 shares authorized:
     2,300,000 Series A shares issued at March 31, 2005
     and December 31, 2004                                                                  23                  23
     3,200,000 and 0 Series B shares issued at March 31, 2005
     and December 31, 2004, respectively                                                    32                  --
  Additional paid-in-capital                                                           696,261             618,715
  Treasury shares at cost: 536,429 and 517,421 common shares
     at March 31, 2005 and December 31, 2004, respectively                              (9,226)             (8,398)
  Loans to shareholders                                                                 (3,525)             (3,525)
  Non-vested shares                                                                     (1,885)             (2,338)
  Accumulated other comprehensive income                                                 6,351               7,480
  Distributions in excess of net income                                                (27,323)            (24,873)
                                                                                --------------   -----------------
    Shareholders' equity                                                               660,964             587,340
                                                                                --------------   -----------------
    Total liabilities and shareholders' equity                                  $    1,277,989   $       1,213,448
                                                                                ==============   =================

                         ENTERTAINMENT PROPERTIES TRUST
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)



                                                                 THREE MONTHS ENDED MARCH 31,
                                                                    2005             2004
                                                                 -----------      -----------
Rental revenue                                                   $    34,150      $    27,539
Tenant reimbursements                                                  2,979            2,183
Other income                                                             814               72
                                                                 -----------      -----------
         Total revenue                                                37,943           29,794

Property operating expense                                             3,864            2,824
Other operating expense                                                  647               --
General and administrative expense, excluding
   amortization of non-vested shares below                             1,280            1,120
Interest expense, net                                                  9,522            8,818
Depreciation and amortization                                          6,538            5,060
Amortization of non-vested shares                                        453              340
                                                                 -----------      -----------

         Income before income from joint ventures
         and minority interests                                       15,639           11,632

Equity in income from joint ventures                                     174              128
Minority interests                                                        --             (430)
                                                                 -----------      -----------

         Net income                                              $    15,813      $    11,330

Preferred dividend requirements                                       (2,606)          (1,366)
                                                                 -----------      -----------
         Net income available to
         common shareholders                                     $    13,207      $     9,964
                                                                 ===========      ===========

Net income per common share:
         Basic                                                   $      0.53      $      0.50
                                                                 ===========      ===========
         Diluted                                                 $      0.52      $      0.49
                                                                 ===========      ===========

Shares used for computation (in thousands):
         Basic                                                        24,975           19,735
         Diluted                                                      25,496           21,184

                         ENTERTAINMENT PROPERTIES TRUST
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                           (UNAUDITED - IN THOUSANDS)

                                                                                                 ACCUMULATED
               COMMON STOCK   PREFERRED STOCK  ADDITIONAL                                           OTHER     DISTRIBUTIONS
              --------------- ---------------   PAID-IN    TREASURY     LOANS TO    NON-VESTED  COMPREHENSIVE IN EXCESS OF
               SHARES    PAR  SHARES     PAR    CAPITAL     SHARES    SHAREHOLDERS    SHARES       INCOME      NET INCOME    TOTAL
              --------  ----- ------  -------  ----------  --------   ------------  ----------  ------------- ------------- -------
Balance
 at
 December
 31, 2004       25,578  $ 256  2,300  $    23     618,715    (8,398)        (3,525)     (2,338)         7,480       (24,873)587,340
Amortization
 of
 restricted
 share
 grants             --     --     --       --          --        --             --         453             --            --     453
Stock
 option
 expense            --     --     --       --          29        --             --          --             --            --      29
Foreign
 currency
 translation
 adjustment         --     --     --       --          --        --             --          --         (1,129)           --  (1,129)
Net income          --     --     --       --          --        --             --          --             --        15,813  15,813
Purchase of
 17,350
 common
 shares for
 treasury           --     --     --       --          --      (759)            --          --             --            --    (759)
Issuances of
 common
 shares
 in Dividend
 Reinvestment
 Plan                6     --     --       --         219        --             --          --             --            --     219
Issuance of
 preferred
 shares, net
 of costs of
 $2.7 million       --     --  3,200       32      77,229        --             --          --             --            --  77,261
Stock option
 exercise, net       3     --     --       --          69       (69)            --          --             --            --      --
Dividends to
 common
 shareholders
 ($0.625
  per share)        --     --     --       --          --        --             --          --             --       (15,657)(15,657)
Dividends to
 Series A
 preferred
 shareholders
 ($0.59375
  per share)        --     --     --       --          --        --             --          --             --        (1,366) (1,366)
Dividends to
 Series B
 preferred
 shareholders
 ($0.3875
  per share)        --     --     --       --          --        --             --          --             --        (1,240) (1,240)
              --------  ----- ------  -------  ----------   -------    -----------   ---------  -------------  ------------ -------
Balance at
 March
 31, 2005       25,587  $ 256  5,500  $    55     696,261    (9,226)        (3,525)     (1,885)         6,351       (27,323)660,964
              ========  ===== ======  =======  ==========   =======    ===========   =========  =============  ============ =======

                         ENTERTAINMENT PROPERTIES TRUST
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                           (UNAUDITED - IN THOUSANDS)


                                               THREE MONTHS ENDED MARCH 31,
                                                   2005          2004
                                               -----------     ------------
Net income                                     $    15,813     $     11,330

Other comprehensive income:
     Foreign currency translation adjustment        (1,129)              --
                                               -----------     ------------

Comprehensive income                           $    14,684     $     11,330
                                               ===========     ============

                         ENTERTAINMENT PROPERTIES TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED - IN THOUSANDS)


                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                      2005                 2004
                                                                                    -----------      -----------
Operating activities:
  Net income                                                                        $    15,813      $    11,330
  Adjustments to reconcile net income to net cash provided by operating activities:
  Minority interest in net income                                                            --              430
  Equity in income from joint ventures                                                     (174)            (128)
  Depreciation and amortization                                                           6,538            5,060
  Amortization of deferred financing costs                                                  736              733
  Non-cash compensation expense to management and trustees                                  483              346
  (Increase) decrease in other assets                                                      (786)             356
  Increase (decrease) in accounts payable and accrued liabilities                        (1,009)           1,880
  Increase in unearned rents                                                              1,818            1,386
                                                                                    -----------      -----------
     Net cash provided by operating activities                                           23,419           21,393
                                                                                    -----------      -----------
Investing activities:
  Acquisition of rental properties                                                      (71,414)        (169,543)
  Acquisition of other assets                                                              (307)             (12)
  Additions to properties under development                                              (6,679)         (17,969)
  Distributions from joint ventures                                                         207              138
  Proceeds from sale of equity interest in joint venture                                     --            8,240
  Investment in secured note receivable                                                      --           (5,000)
                                                                                    -----------      -----------
     Net cash used in investing activities                                              (78,193)        (184,146)
                                                                                    -----------      -----------

Financing activities:

  Proceeds from long-term debt facilities                                                52,000          246,609
  Principal payments on long-term debt                                                  (61,425)         (68,584)
  Deferred financing fees paid                                                              (23)          (2,525)
  Net proceeds from issuance of common shares                                               219              211
  Net proceeds from issuance of preferred shares                                         77,261               --
  Purchase of common shares for treasury                                                   (759)              --
  Distributions paid to minority interests                                                 (200)            (506)
  Dividends paid to shareholders                                                        (15,463)         (11,195)
                                                                                    -----------      -----------
     Net cash provided by financing activities                                           51,610          164,010
     Effect of exchange rate changes on cash                                                (65)              --
                                                                                    -----------      -----------
Net increase (decrease) in cash and cash equivalents                                     (3,229)           1,257
Cash and cash equivalents at beginning of period                                         11,255           30,527
                                                                                    -----------      -----------
Cash and cash equivalents at end of period                                          $     8,026      $    31,784
                                                                                    ===========      ===========
Supplemental schedule of non-cash activity:
  Contribution of rental property to joint venture                                  $        --      $    24,186
  Debt assumed by joint venture                                                     $        --      $    14,583
  Transfer of property under development to rental property                         $    10,784      $        --
  Issuance of shares and share grants to management and trustees                    $        --      $     2,040
  Issuance of shares in acquisition of rental properties                            $        --      $    27,087

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                          $     9,564      $     8,173
  Cash paid during the period for income taxes                                      $       123      $        --

ENTERTAINMENT PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION

DESCRIPTION OF BUSINESS

Entertainment Properties Trust (the Company) is a Maryland real estate investment trust (REIT) organized on August 29, 1997. The Company was formed to acquire and develop entertainment properties including megaplex theatres and entertainment retail centers. At March 31, 2005, the Company owned 60 megaplex theatre properties, including three joint venture properties, located in 22 states and Ontario, Canada. The Company's portfolio also includes seven entertainment retail centers located in Westminster, Colorado, New Rochelle, New York, Burbank, California and Ontario, Canada, other specialty properties and land parcels leased to restaurant and retail operators adjacent to several of its theatre properties.

2. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The consolidated balance sheet as of December 31, 2004 has been derived from the audited consolidated balance sheet at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2004.

CONCENTRATION OF RISK

American Multi-Cinema, Inc. (AMC) is the lessee of a substantial portion (60%) of the megaplex theatre rental properties held by the Company at March 31, 2005 as a result of a series of sale leaseback transactions pertaining to a number of AMC megaplex theatres. A substantial portion of the Company's revenues (approximately 57%) result from rental payments by AMC under the leases, or its parent, AMC Entertainment, Inc. (AMCE), as the guarantor of AMC's obligations under the leases. AMCE has publicly held debt and accordingly, their financial information is publicly available.

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

The cost related to stock based compensation related to stock options included in the determination of net income for the three months ended March 31, 2005 and 2004 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards for each year (in thousands):


                                                 THREE MONTHS ENDED MARCH 31,
                                                      2005           2004
                                                 -------------    -----------
Net income available to common shareholders,
     as reported                                 $      13,207    $     9,964
Add:  Stock option compensation expense
     included in reported net income                        29              6
Deduct:  Total stock option compensation
     expense determined under fair value
     based method for all awards                           (48)           (37)
                                                 -------------    -----------
Pro forma net income                             $      13,188    $     9,933
                                                 =============    ===========
Basic earnings per share:
     As reported                                 $        0.53    $      0.50
     Pro forma                                   $        0.53    $      0.50
Diluted earnings per share:
     As reported                                 $        0.52    $      0.49
     Pro forma                                   $        0.52    $      0.49


SFAS No. 123 was revised in December 2004 by FASB. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R will be effective for the Company beginning January 1, 2006. The adoption of SFAS No. 123R is not expected to have a material impact on the Company's financial statements.

Restricted Shares
Restricted share awards, which vest over time, are recorded as unearned compensation when granted using the fair value of the stock at the grant date, and amortized on a straight-line basis over the vesting period.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior period amounts to conform to the current period presentation.

3.  RENTAL PROPERTIES

The following table summarizes the carrying amounts of rental properties as of March 31, 2005 and December 31, 2004 (in thousands):

                                   MARCH 31, 2005  DECEMBER 31, 2004
                                   --------------  -----------------
Buildings and improvements         $    1,007,329  $         941,235
Furniture, fixtures & equipment             1,554              2,000
Land                                      277,349            265,276
                                   --------------  -----------------
                                        1,286,232          1,208,511
Accumulated depreciation                  (92,811)           (87,102)
                                   --------------  -----------------
                 Total             $    1,193,421  $       1,121,409
                                   ==============  =================

Depreciation expense on rental properties was $6.5 million and $5.0 million for the quarters ended March 31, 2005 and 2004, respectively.

4. EARNINGS PER SHARE

The following table sets forth the computation of the basic and diluted earnings per common share for the quarters ended March 31, 2005 and 2004 (amounts in thousands except per share information):


                                              THREE MONTHS ENDED MARCH 31, 2005

                                              INCOME        SHARES      PER SHARE
                                            (NUMERATOR)  (DENOMINATOR)    AMOUNT
                                            ----------   ------------   ---------
Basic earnings:
Income available to common shareholders     $   13,207         24,975   $    0.53
Effect of dilutive securities:
  Stock options                                     --            443       (0.01)
  Non-vested common share grants                    --             78          --
                                            ----------   ------------   ---------
Diluted earnings                            $   13,207         25,496   $    0.52
                                            ==========   ============   =========

                                              THREE MONTHS ENDED MARCH 31, 2004

                                              INCOME        SHARES      PER SHARE
                                            (NUMERATOR)  (DENOMINATOR)    AMOUNT
                                            ----------   ------------   ---------
Basic earnings:
Income available to common shareholders     $    9,964         19,735   $    0.50
Effect of dilutive securities:
  Stock options                                     --            468       (0.01)
  Contingent shares from conversion of
     minority interest                             375            857          --
  Non-vested common share grants                    --            124          --
                                            ----------   ------------   ---------
Diluted earnings                            $   10,339         21,184   $    0.49
                                            ==========   ============   =========

5. PROPERTY ACQUISITIONS

On March 31, 2005, the Company acquired, through a wholly-owned subsidiary, an entertainment retail center anchored by an AMC megaplex theatre located in downtown Burbank, California for $51.4 million. The fair value of the real property acquired was approximately $51.9 million. In accordance with Statement of Financial Accounting Standard (SFAS) No. 141, the Company allocated approximately $0.3 million of the purchase price to in-place leases and is amortizing this value over the remaining non-cancelable lease terms of approximately nine years.

On March 11, 2005, the Company completed the acquisition of a megaplex theatre property in Chattanooga, Tennessee. The Chattanooga 18 in Chattanooga, Tennessee is operated by Rave Motion Pictures and was acquired for a total cost (including land and building) of approximately $14.3 million. The land was purchased in 2003 by the Company for $2.8 million. This theatre is leased under a long-term triple-net lease.

During the three months ended March 31, 2005, the Company also completed development of a megaplex theatre property in Wilmington, North Carolina. The Mayfaire Cinema 16 is operated by Consolidated Theatres and was completed for a total development cost (including land and building) of approximately $8.7 million. The land was purchased in 2004 by the Company for $1.7 million. This theatre is leased under a long-term triple-net lease.

6.  PREFERRED SHARE OFFERING

On January 19, 2005, the Company issued 3.2 million 7.75% Series B cumulative redeemable preferred shares ("Series B preferred shares") in a registered public offering for net proceeds of $77.5 million, before expenses. The Company pays cumulative dividends on the Series B preferred shares from (and including) the date of original issuance in the amount of $1.9375 per share each year, which is equivalent to 7.75% of the $25 liquidation preference per share. Dividends on the Series B preferred shares are payable quarterly in arrears, beginning on April 15, 2005. The Company may not redeem the Series B preferred shares before January 19, 2010, except in limited circumstances to preserve the Company's REIT status. On or after January 19, 2010, the Company may, at its option, redeem the Series B preferred shares in whole at any time or in part from time to time, by paying $25 per share, plus any accrued and unpaid dividends up to and including the date of redemption. The Series B preferred shares generally have no stated maturity, will not be subject to any sinking fund or mandatory redemption, and are not convertible into any of the Company's other securities. Owners of the Series B preferred shares generally have no voting rights, except under certain dividend defaults. A portion of the proceeds from this offering was used to repay $18.8 million in mortgage notes payable on their due date of February 1, 2005.

7. COMMITMENTS AND CONTINGENCIES

As of March 31, 2005, the Company had four theatre development projects under construction for which it has agreed to either finance the development costs or purchase the theatre upon completion. The properties are being developed by the prospective tenants. These theatres are expected to have a total of 54 screens and their development costs (including land) are expected to be approximately $33.3 million. Through March 31, 2005, the Company has invested $9.3 million in these projects (including land), and has commitments to fund approximately $24.0 million of additional improvements. Development costs are advanced by the Company either in periodic draws or upon successful completion of construction. If the Company determines that construction is not being completed in accordance with the terms of the development agreement, the Company can discontinue funding construction draws or refuse to purchase the completed theatre. The Company has agreed to lease the theatres to the operators at pre-determined rates.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this quarterly report on Form 10-Q. The forward-looking statements included in this discussion and elsewhere in this Form 10-Q involve risks and uncertainties, including anticipated financial performance, business prospects, industry trends, shareholder returns, performance of leases by tenants and other matters, which reflect management's best judgment based on factors currently known. Actual results and experience could differ materially from the anticipated results and other expectations expressed in our forward-looking statements as a result of a number of factors including but not limited to those discussed in this Item and in Item I "Business - Risk Factors", in our annual report on Form 10-K for the year ended December 31, 2004 and those discussed in "Risk Factors" in our prospectus filed under Rule 424(b) of the SEC on January 12, 2005.

OVERVIEW

Our primary business strategy is to purchase real estate (land, buildings and other improvements) that we lease to operators of destination-based entertainment and entertainment-related properties. As of March 31, 2005, we had invested approximately $1.2 billion (before accumulated depreciation) in 60 megaplex theatre properties and various restaurant, retail and other properties located in 22 states and Ontario, Canada. As of March 31, 2005, we had invested approximately $18.9 million in development land and construction in progress for theatre and theatre-related development.

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

Our property acquisitions and development financing commitments are financed by cash from operations, borrowings under our secured revolving variable rate credit facility, long-term mortgage debt and the sale of equity securities. It has been our strategy to structure leases and financings to ensure a positive spread between our cost of capital and the rentals paid by our tenants. We have primarily acquired new properties that are pre-leased to a single tenant or multi-tenant properties that have a high occupancy rate. We do not typically develop or acquire properties on a speculative basis or that are not significantly pre-leased. We have recently become more involved in development financing arrangements, in which we acquire the underlying land, finance the construction of a theatre on the land and lease the theatre upon completion of construction to the operator on a triple net basis. We have also entered into joint ventures formed to own and lease single properties. We intend to continue entering into some or all of these types of arrangements in the foreseeable future.

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

We apply the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We assess the carrying value of our rental properties whenever events or changes in circumstances indicate that the carrying amount of a property may not be recoverable. Certain factors that may occur and indicate that impairments may exist include, but are not limited to: underperformance relative to projected future operating results, tenant difficulties and significant adverse industry or market economic trends. No such indicators existed during 2004 or in the first three months of 2005. If an indicator of possible impairment exists, a property is evaluated for impairment by comparing the carrying amount of the property to the estimated undiscounted future cash flows expected to be generated by the property. If the carrying amount of a property exceeds its estimated future cash flows on an undiscounted basis, an impairment charge is recognized in the amount by which the carrying amount of the property exceeds the fair value of the property. Management estimates fair value of our rental properties based on projected discounted cash flows using a discount rate determined by management to be commensurate with the risk inherent in the Company. Management did not record any impairment charges for 2004 or in the first three months of 2005.

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

RECENT DEVELOPMENTS

During the three months ended March 31, 2005, we completed development of a megaplex theatre property in Wilmington, North Carolina. The Mayfaire Cinema 16 is operated by Consolidated Theatres and was completed for a total development cost (including land and building) of approximately $8.7 million. This theatre is leased under a long-term triple-net lease.

On March 11, 2005, we completed the acquisition of a megaplex theatre property in Chattanooga, Tennessee. The Chattanooga 18 in Chattanooga, Tennessee is operated by Rave Motion Pictures and was acquired for a total cost (including land and building) of approximately $14.3 million. This theatre is leased under a long-term triple-net lease.

On March 31, 2005, we also completed the acquisition of an entertainment retail center anchored by an AMC megaplex theatre located in downtown Burbank, California for a total cost of approximately $51.4 million. The theatre is leased under a long-term lease and the retail shops have an average remaining lease life of approximately nine years.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

Rental revenue was $34.2 million for the three months ended March 31, 2005 compared to $27.5 million for the three months ended March 31, 2004. The $6.7 million increase resulted primarily from the property acquisitions completed in 2004 and 2005 and base rent increases on existing properties. Percentage rents of $558 thousand and $572 thousand were recognized during the three months ended March 31, 2005 and 2004, respectively. Straight line rents of $512 thousand and $369 thousand were recognized during the three months ended March 31, 2005 and 2004, respectively.

Tenant reimbursements totaled $3.0 million for the three months ended March 31, 2005 compared to $2.2 million for the three months ended March 31, 2004. These tenant reimbursements arise from the operations of our retail centers in Greenville, SC, Westminster, CO, Southfield, MI, Suffolk, VA, Tampa, FL, New Rochelle, NY, Burbank, California and Ontario, Canada. The $0.8 million increase is due primarily to three months of operations for the four retail centers in Ontario, Canada during the first quarter of 2005 versus only one month of operations during the first quarter of 2004. The four retail centers in Ontario, Canada were purchased on March 1, 2004.

Other income was $814 thousand for the three months ended March 31, 2005 compared to $72 thousand for the three months ended March 31, 2004. The increase of $742 thousand relates primarily to revenues from a family bowling center in Westminster, Colorado opened in November 2004 and operated through a wholly-owned taxable REIT subsidiary.

Our property operating expense totaled $3.9 million for the three months ended March 31, 2005 compared to $2.8 million for the three months ended March 31, 2004. These property operating expenses arise from the operations of our retail centers in Greenville, SC, Westminster, CO, Southfield, MI, Suffolk, VA, Tampa, FL, New Rochelle, NY, Burbank, California and Ontario, Canada. The $1.1 million increase is due primarily to three months of operations for the four retail centers in Ontario, Canada during the first quarter of 2005 versus only one month of operations during the first quarter of 2004. The four retail centers in Ontario, Canada were purchased on March 1, 2004.

Other operating expense totaled $647 thousand for the three months ended March 31, 2005 and related solely to the operations of the family bowling center in Westminster, Colorado. No such costs were incurred in the first quarter of 2004.

Our general and administrative expenses totaled $1.3 million for the three months ended March 31, 2005 compared to $1.1 million for the same period in 2004. The $0.2 million increase is due primarily to the following:

         o An increase in legal and accounting fees related to both the increase in the size of our operations and to compliance with the Sarbanes-Oxley Act.

         o Payroll and related expenses attributable to increases in base compensation, bonus awards, and payroll taxes related to the vesting of stock grants and stock bonuses, and the addition of employees.

Our net interest expense increased by $0.7 million to $9.5 million for the three months ended March 31, 2005 from $8.8 million for the three months ended March 31, 2004. The increase in net interest expense primarily resulted from increases in long-term debt used to finance real estate acquisitions.

Depreciation and amortization expense, including amortization of non-vested shares, totaled $7.0 million for the three months ended March 31, 2005 compared to $5.4 million for the same period in 2004. The $1.6 million increase resulted primarily from the property acquisitions completed in 2005 and 2004 and the addition of employees in 2004.

Income from joint ventures totaled $174 thousand for the three months ended March 31, 2005 compared to $128 thousand for the same period in 2004. The increase is due to the addition of the Atlantic-EPR II joint venture as of March 1, 2004.

For the three months ended March 31, 2005 there was no minority interest in net income as compared to $430 thousand for the three months ended March 31, 2004. The decrease is due to the conversion of the preferred interest in EPT Gulf States, LLC as of September 20, 2004 to 857,145 common shares of the Company.

Preferred dividend requirements for the three months ended March 31, 2005 were $2.6 million compared to $1.4 million for the same period in 2004. The $1.2 million increase is due to the issuance of 3.2 million Series B preferred shares in January of 2005 (described in Note 6 to the consolidated financial statements in this Form 10-Q).

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $8.0 million at March 31, 2005. In addition, we had restricted cash of $12.4 million at March 31, 2005 required in connection with debt service, payment of real estate taxes and capital improvements.

Mortgage Debt and Credit Facilities

As of March 31, 2005, we had total debt outstanding of $582.0 million. All of our debt is mortgage debt secured by a substantial portion of our rental properties. As of March 31, 2005, $542.0 million of debt outstanding was fixed rate debt with a weighted average interest rate of approximately 6.5%.

At March 31, 2005, we had $40 million in debt outstanding under our $150 million secured revolving variable rate credit facility that bears interest at a floating rate and is secured by twelve theatre properties, two theatre and retail mix properties and one retail mix property. The credit facility matures in March of 2007.

Our principal investing activity is the purchase of rental property, which is generally financed with mortgage debt and the proceeds from equity offerings. Continued growth of our rental property portfolio will depend in part on our continued ability to access funds through additional borrowings and equity security offerings.

Liquidity Requirements

Short-term liquidity requirements consist primarily of normal recurring corporate operating expenses, debt service requirements and distributions to shareholders. We meet these requirements primarily through cash provided by operating activities. Cash provided by operating activities was $23.4 million for the three months ended March 31, 2005 and $21.4 million for the three months ended March 31, 2004. We anticipate that our cash on hand, cash from operations, and funds available under our secured revolving variable rate credit facility will provide adequate liquidity to fund our operations, make interest and principal payments on our debt, and allow distributions to our shareholders and avoidance of corporate level federal income or excise tax in accordance with Internal Revenue Code requirements for qualification as a REIT.

We had four theatre projects under construction at March 31, 2005. The properties are being developed by and have been pre-leased to the prospective tenants. The cost of development is paid by us either in periodic draws or upon successful completion of construction. These theatres will have a total of 54 screens and their total development costs (including land) will be approximately $33.3 million. Through March 31, 2005, we have invested $9.3 million in these projects (including land), and have commitments to fund an additional $24.0 million in improvements. We plan to fund development primarily with funds generated by debt financing and/or equity offerings. If we determine that construction is not being completed in accordance with the terms of the development agreement, we can discontinue funding construction draws or refuse to purchase the completed theatre. Upon successful completion of construction, we have agreed to lease these theatres to the theatre operators under long-term triple-net leases at pre-determined rates.

As further described in Note 6 to the consolidated financial statements in this Form 10-Q, we completed an offering of Series B preferred shares in January 2005, generating net proceeds (before expenses) of $77.5 million. We used proceeds from this offering to payoff $18.8 million in mortgage debt which matured on February 1, 2005.

Off Balance Sheet Arrangements

At March 31, 2005, we had a 20% investment interest in two unconsolidated real estate joint ventures, Atlantic-EPR I and Atlantic-EPR II, which are accounted for under the equity method of accounting. We do not anticipate any material impact on our liquidity as a result of any commitments that may arise involving those joint ventures. The following is a brief description of the joint ventures:

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

We account for our investment in Atlantic-EPR I under the equity method of accounting. We recognized income of $106 thousand and $98 thousand from our investment in this joint venture during the first quarter of 2005 and 2004, respectively.

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

We account for our investment in Atlantic-EPR II under the equity method of accounting. We recognized income of $68 thousand and $30 thousand from our investment in this joint venture during the first quarter of 2005 and 2004, respectively.

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

The following tables summarize the Company's FFO for the quarters ended March 31, 2005 and March 31, 2004 (in thousands):

                                                            THREE MONTHS ENDED MARCH 31,
                                                            -----------------------------
                                                                2005             2004
                                                            ------------     ------------
Net income available to common shareholders                 $     13,207     $      9,964
Add: Real estate depreciation and amortization                     6,460            5,013
Add: Allocated share of joint venture depreciation                    59               42
                                                            ------------     ------------
               Basic Funds From Operations                        19,726           15,019

Add: minority interest in net income                                  --              375
                                                            ------------     ------------
               Diluted Funds From Operations                $     19,726     $     15,394
                                                            ============     ============

FFO per common share:
   Basic                                                    $       0.79     $       0.76
   Diluted                                                          0.77             0.73

Shares used for computation (in thousands):
   Basic                                                          24,975           19,735
   Diluted                                                        25,496           21,184

Other financial information:
   Straight-lined rental revenue                            $        512     $        369

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued in May 2003. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For EPR, the Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise was effective as of January 1, 2004, except for mandatory redeemable financial instruments. For certain mandatory redeemable financial instruments, the Statement was effective for EPR on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatory redeemable financial instruments. As of March 31, 2005, our financial statements have not been impacted by the issuance of FASB Statement No. 150.

FASB Statement No. 123, Accounting for Stock-Based Compensation, was revised in December 2004 by FASB Statement No. 123R. FASB Statement No. 123R, Share Based Payment, also supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. FASB Statement No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. For EPR, FASB Statement No. 123R will be effective January 1, 2006. The adoption of FASB Statement No. 123R is not expected to have a material impact on our financial statements.

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

FORWARD LOOKING INFORMATION
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

WITH THE EXCEPTION OF HISTORICAL INFORMATION, THIS REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS AS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND IDENTIFIED BY SUCH WORDS AS "WILL BE," "INTEND," "CONTINUE," "BELIEVE," "MAY," "EXPECT," "HOPE," "ANTICIPATE," "GOAL," "FORECAST," OR OTHER COMPARABLE TERMS. OUR ACTUAL FINANCIAL CONDITION, RESULTS OF OPERATIONS OR BUSINESS MAY VARY MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD- LOOKING STATEMENTS AND INVOLVE VARIOUS RISKS AND UNCERTAINTIES, INCLUDING BUT NOT LIMITED TO THOSE DISCUSSED UNDER "RISK FACTORS" IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2004 AND OUR PROSPECTUS FILED UNDER RULE 424(b) OF THE SEC ON JANUARY 12, 2005. INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY FORWARD-LOOKING STATEMENTS.

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

ITEM 4. CONTROLS AND PROCEDURES

A review and evaluation was performed by our management, including our Chief Executive Officer (the "CEO") and Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005, the end of the period covered by this report. Based on that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures, as designed and implemented, were effective. There have been no significant changes in our internal controls subsequent to the date of their evaluation. There were no material weaknesses identified in the course of such review and evaluation and, therefore, no corrective measures were taken by us in our internal control over financial reporting.

Effective January 1, 2005, we implemented a new automated lease administration system. As part of the implementation, we modified our internal control over financial reporting to align our internal controls with the new technology. This new technology improves the efficiency of our operations and further strengthens our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

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

                                       ENTERTAINMENT PROPERTIES TRUST

Dated: April 29, 2005             By /s/ David M. Brain
                                     -------------------------------------------
                                     David M. Brain, President - Chief Executive
                                     Officer and Trustee

Dated: April 29, 2005             By /s/ Fred L. Kennon
                                     -------------------------------------------
                                     Fred L. Kennon, Vice President - Chief
                                     Financial Officer