Form 10-Q
period 2005-06-30
ENTERTAINMENT PROPERTIES TRUST
filed 2005-07-29
CIK 1045450

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                  For the quarterly period ended June 30, 2005


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

At July 29, 2005, there were 25,875,486 Common Shares of Beneficial Interest outstanding.

                         PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                         ENTERTAINMENT PROPERTIES TRUST
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                         JUNE 30, 2005        DECEMBER 31, 2004
                                                                         -------------        -----------------
                        ASSETS                                            (Unaudited)
Rental properties, net of accumulated depreciation of $99.2
 million and $87.1 million at June 30, 2005 and December 31,
 2004, respectively                                                       $ 1,215,796           $ 1,121,409
Property under development                                                     21,134                23,144
Mortgage note and related accrued interest receivable                          38,832                    --
Investment in joint ventures                                                    2,476                 2,541
Cash and cash equivalents                                                       7,214                11,255
Restricted cash                                                                11,729                12,794
Intangible assets, net                                                         10,489                10,900
Deferred financing costs, net                                                  10,969                12,730
Other assets                                                                   22,079                18,675
                                                                          -----------           -----------
Total assets                                                              $ 1,340,718           $ 1,213,448
                                                                          ===========           ===========

            LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
 Accounts payable and accrued liabilities                                 $     8,794           $    10,070
 Common dividends payable                                                      15,764                14,097
 Preferred dividends payable                                                    2,916                 1,366
 Unearned rents                                                                 2,827                 1,634
 Long-term debt                                                               644,894               592,892
                                                                          -----------           -----------
   Total liabilities                                                          675,195               620,059

Commitments and contingencies                                                      --                    --
Minority interests                                                              5,666                 6,049

Shareholders' equity:
 Common Shares, $.01 par value; 50,000,000 shares authorized;
  and 25,871,913 and 25,578,472 shares issued at June 30,
  2005 and December 31, 2004, respectively                                        259                   256
 Preferred Shares, $.01 par value; 10,000,000 shares authorized:
  2,300,000 Series A shares issued at June 30, 2005
  and December 31, 2004                                                            23                    23
  3,200,000 Series B shares issued at June 30, 2005                                32                    --
 Additional paid-in-capital                                                   703,445               618,715
 Treasury shares at cost: 649,142 and 517,421 common shares
  at June 30, 2005 and December 31, 2004, respectively                        (14,350)               (8,398)
 Loans to shareholders                                                         (3,525)               (3,525)
 Non-vested shares                                                             (4,106)               (2,338)
 Accumulated other comprehensive income                                         6,759                 7,480
 Distributions in excess of net income                                        (28,680)              (24,873)
                                                                          -----------           -----------
   Shareholders' equity                                                       659,857               587,340
                                                                          -----------           -----------
   Total liabilities and shareholders' equity                             $ 1,340,718           $ 1,213,448
                                                                          ===========           ===========

                         ENTERTAINMENT PROPERTIES TRUST
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                         THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                                           2005               2004               2005               2004
                                                         --------           --------           --------           --------
Rental revenue                                           $ 36,138           $ 31,426           $ 70,288           $ 58,964
Tenant reimbursements                                       3,091              2,583              6,070              4,766
Other income                                                1,073                 23              1,887                 95
Mortgage financing interest                                   472                 --                472                 --
                                                         --------           --------           --------           --------
   Total revenue                                           40,774             34,032             78,717             63,825

Property operating expense                                  3,749              3,067              7,613              5,891
Other operating expense                                       516                 --              1,163                 --
General and administrative expense, excluding
 amortization of non-vested shares below                    1,899              1,486              3,179              2,606
Costs associated with loan refinancing                         --              1,134                 --              1,134
Interest expense, net                                      10,239             10,026             19,761             18,844
Depreciation and amortization                               6,832              5,955             13,370             11,016
Amortization of non-vested shares                             405                340                858                680
                                                         --------           --------           --------           --------

   Income before income from joint ventures and
    minority interests                                     17,134             12,024             32,773             23,654

Equity in income from joint ventures                          188                182                362                310
Minority interests                                             --               (490)                --               (919)
                                                         --------           --------           --------           --------

   Net income                                            $ 17,322           $ 11,716           $ 33,135           $ 23,045

Preferred dividend requirements                            (2,916)            (1,366)            (5,522)            (2,731)
                                                         --------           --------           --------           --------
   Net income available to
   common shareholders                                   $ 14,406           $ 10,350           $ 27,613           $ 20,314
                                                         ========           ========           ========           ========


Net income per common share:
 Basic                                                   $   0.58           $   0.47           $   1.11           $   0.97
                                                         ========           ========           ========           ========
 Diluted                                                 $   0.57           $   0.46           $   1.09           $   0.94
                                                         ========           ========           ========           ========

Shares used for computation (in thousands):
 Basic                                                     24,984             22,211             24,949             20,969
 Diluted                                                   25,475             23,551             25,429             22,411

Dividends per common share                               $ 0.6250           $ 0.5625           $ 1.2500           $ 1.1250
                                                         ========           ========           ========           ========

                         ENTERTAINMENT PROPERTIES TRUST
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 2005
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



                                                     COMMON STOCK   PREFERRED STOCK  ADDITIONAL
                                                     -------------  ---------------   PAID-IN    TREASURY      LOANS TO
                                                     SHARES   PAR   SHARES      PAR   CAPITAL     SHARES     SHAREHOLDERS
                                                     ------  -----  ------     ----  ----------  ----------  ------------
Balance at December 31, 2004                         25,578  $ 256   2,300     $ 23  $ 618,715   $  (8,398)   $  (3,525)
Shares issued to Trustees                                 4     --      --       --        161          --           --
Issuance of restricted share grants                      63      1      --       --      2,625          --           --
Amortization of restricted share grants                  --     --      --       --         --          --           --
Stock option expense                                     --     --      --       --         45          --           --
Foreign currency translation adjustment                  --     --      --       --         --          --           --
Net income                                               --     --      --       --         --          --           --
Purchase of 17,350 common shares for treasury            --     --      --       --         --        (759)          --
Issuances of common shares in Dividend
 Reinvestment Plan                                       12     --      --       --        462          --           --
Issuance of preferred shares, net of costs of $2.7
 million                                                 --     --   3,200       32     77,229          --           --
Stock option exercise, net                              215      2      --       --      4,208      (5,193)          --
Dividends to common shareholders ($1.250 per share)      --     --      --       --         --          --           --
Dividends to Series A preferred shareholders
 ($1.1875 per share)                                     --     --      --       --         --          --           --
Dividends to Series B preferred shareholders
 ($0.8719 per share)                                     --     --      --       --         --          --           --
                                                     ------  -----   -----     ----  ---------   ---------    ---------
Balance at June 30, 2005                             25,872  $ 259   5,500     $ 55  $ 703,445   $ (14,350)   $  (3,525)
                                                     ======  =====   =====     ====  =========   =========    =========


                                                                  ACCUMULATED
                                                                     OTHER      DISTRIBUTIONS
                                                     NON-VESTED  COMPREHENSIVE  IN EXCESS OF
                                                       SHARES       INCOME       NET INCOME      TOTAL
                                                     ----------  -------------  -------------  ---------
Balance at December 31, 2004                         $  (2,338)    $   7,480     $ (24,873)    $ 587,340
Shares issued to Trustees                                   --            --            --           161
Issuance of restricted share grants                     (2,626)           --            --            --
Amortization of restricted share grants                    858            --            --           858
Stock option expense                                        --            --            --            45
Foreign currency translation adjustment                     --          (721)           --          (721)
Net income                                                  --            --        33,135        33,135
Purchase of 17,350 common shares for treasury               --            --            --          (759)
Issuances of common shares in Dividend
 Reinvestment Plan                                          --            --            --           462
Issuance of preferred shares, net of costs of $2.7
 million                                                    --            --            --        77,261
Stock option exercise, net                                  --            --            --          (983)
Dividends to common shareholders ($1.250 per share)         --            --       (31,420)      (31,420)
Dividends to Series A preferred shareholders
 ($1.1875 per share)                                        --            --        (2,732)       (2,732)
Dividends to Series B preferred shareholders
 ($0.8719 per share)                                        --            --        (2,790)       (2,790)
                                                     ---------     ---------     ---------     ---------
Balance at June 30, 2005                             $  (4,106)    $   6,759     $ (28,680)    $ 659,857
                                                     =========     =========     =========     =========

                         ENTERTAINMENT PROPERTIES TRUST
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                   THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                     2005              2004              2005               2004
                                                   --------          --------          --------           --------
Net income                                         $ 17,322          $ 11,716          $ 33,135           $ 23,045
Other comprehensive income:
  Foreign currency translation adjustment               408                --              (721)                --
                                                   --------          --------          --------           --------
Comprensive income                                 $ 17,730          $ 11,716          $ 32,414           $ 23,045
                                                   ========          ========          ========           ========

                         ENTERTAINMENT PROPERTIES TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED - IN THOUSANDS)

                                                                                             SIX MONTHS ENDED JUNE 30,
                                                                                             2005                 2004
                                                                                           ---------           ---------
Operating activities:
Net income                                                                                 $  33,135           $  23,045
Adjustments to reconcile net income to net cash provided by operating activities:
  Minority interest in net income                                                                 --                 919
  Equity in income from joint ventures                                                          (362)               (310)
  Depreciation and amortization                                                               13,370              11,016
  Amortization of deferred financing costs                                                     1,536               1,530
  Costs associated with loan refinancing (non-cash portion)                                       --                 729
  Non-cash compensation expense to management and trustees                                     1,064                 787
  Increase in mortgage note accrued interest receivable                                         (474)                 --
  Increase in other assets                                                                    (1,712)               (817)
  Increase (decrease) in accounts payable and accrued liabilities                             (1,840)              3,007
  Increase in unearned rents                                                                   1,193               1,705
                                                                                           ---------           ---------
    Net cash provided by operating activities                                                 45,910              41,611
                                                                                           ---------           ---------

Investing activities:
  Acquisition of rental properties                                                           (93,324)           (178,478)
  Net proceeds from sale of real estate and furniture, fixtures and equipment                    566                  --
  Additions to properties under development                                                  (15,470)            (24,362)
  Distributions from joint ventures                                                              427                 401
  Proceeds from sale of equity interest in joint venture                                          --               8,240
  Investment in secured notes receivable                                                     (37,525)             (5,000)
                                                                                           ---------           ---------
    Net cash used in investing activities                                                   (145,326)           (199,199)
                                                                                           ---------           ---------

Financing activities:
  Proceeds from long-term debt facilities                                                    149,000             246,609
  Principal payments on long-term debt                                                       (94,981)           (176,082)
  Deferred financing fees paid                                                                  (427)             (5,064)
  Net proceeds from issuance of common shares                                                    462             117,082
  Net proceeds from issuance of preferred shares                                              77,261                  --
  Impact of stock option exercises, net                                                         (983)                 --
  Purchase of common shares for treasury                                                        (759)                 --
  Distributions paid to minority interests                                                      (383)               (960)
  Dividends paid to shareholders                                                             (33,726)            (24,073)
                                                                                           ---------           ---------
    Net cash provided by financing activities                                                 95,464             157,512
    Effect of exchange rate changes on cash                                                      (89)                 --
                                                                                           ---------           ---------

Net decrease in cash and cash equivalents                                                     (4,041)                (76)
Cash and cash equivalents at beginning of period                                              11,255              37,022
                                                                                           ---------           ---------
Cash and cash equivalents at end of period                                                 $   7,214           $  36,946
                                                                                           =========           =========

Supplemental schedule of non-cash activity:
  Contribution of rental property to joint venture                                         $      --           $  24,186
  Debt assumed by joint venture                                                            $      --           $  14,583
  Transfer of property under development to rental property                                $  17,241           $      --
  Issuance of shares to management and trustees                                            $   2,626           $   2,090
  Issuance of shares in acquisition of rental properties                                   $      --           $  27,087

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                                 $  17,194           $  18,326
  Cash paid during the period for income taxes                                             $     245           $     223

ENTERTAINMENT PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION

DESCRIPTION OF BUSINESS

Entertainment Properties Trust (the Company) is a Maryland real estate investment trust (REIT) organized on August 29, 1997. The Company was formed to acquire and develop entertainment properties including megaplex theatres and entertainment retail centers. At June 30, 2005, the Company owned 62 megaplex theatre properties, including three joint venture properties, located in 24 states and Ontario, Canada. The Company's portfolio also includes seven entertainment retail centers located in Westminster, Colorado, New Rochelle, New York, Burbank, California and Ontario, Canada, other specialty properties and land parcels leased to restaurant and retail operators adjacent to several of its theatre properties.

2. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

CONCENTRATION OF RISK

American Multi-Cinema, Inc. (AMC) is the lessee of a substantial portion (58%) of the megaplex theatre rental properties held by the Company at June 30, 2005 as a result of a series of sale leaseback transactions pertaining to a number of AMC megaplex theatres. A substantial portion of the Company's revenues (approximately 57%) result from rental payments by AMC under the leases, or its parent, AMC Entertainment, Inc. (AMCE), as the guarantor of AMC's obligations under the leases. AMCE has publicly held debt and accordingly, their financial information is publicly available.

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

The expense related to stock options included in the determination of net income for the six months ended June 30, 2005 and 2004 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards for each year (in thousands):

                                                         SIX MONTHS ENDED JUNE 30,
                                                         2005                 2004
                                                      ----------           ----------
Net income available to common shareholders,
     as reported                                      $   27,613           $   20,314
Add:  Stock option compensation expense
     included in reported net income                          45                   14
Deduct:  Total stock option compensation
     expense determined under fair value
     based method for all awards                             (83)                 (62)
                                                      ----------           ----------
Pro forma net income                                  $   27,575           $   20,266
                                                      ==========           ==========
Basic earnings per share:
     As reported                                      $     1.11           $     0.97
     Pro forma                                        $     1.11           $     0.97
Diluted earnings per share:
     As reported                                      $     1.09           $     0.94
     Pro forma                                        $     1.08           $     0.94


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

Restricted Shares

For the six months ended June 30, 2005 and 2004, the Company issued 63,048 and 55,651, respectively, of restricted common shares as bonus and long-term incentive compensation to executives and other employees of the Company. For the six months ended June 30, 2004, the Company also issued 717 restricted common shares as retainers to trustees of the Company. No restricted common shares were issued to trustees of the Company for the six months ended June 30, 2005. Based upon the market price of the Company's common shares on the grant dates, approximately $2.6 and $2.1 million were recognized as non-vested shares issued for the six months ended June 30, 2005 and 2004, respectively.

The holders of these restricted shares have voting rights and receive dividends from the date of grant. These shares vest ratably over a period of one to five years. The Company records the awards as unearned compensation when granted using the fair value of the stock at the grant date and stock compensation expense pertaining to these restricted shares is amortized on a straight line basis over the period of vesting. Total stock compensation expense related to the restricted shares recorded for the six months ended June 30, 2005 and 2004 amounted to $858 thousand and $680 thousand, respectively. At June 30, 2005 there were 140,133 non-vested restricted shares issued and outstanding.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior period amounts to conform to the current period presentation.

3.  RENTAL PROPERTIES

The following table summarizes the carrying amounts of rental properties as of June 30, 2005 and December 31, 2004 (in thousands):

                                        JUNE 30, 2005       DECEMBER 31, 2004
                                        -------------       -----------------
Buildings and improvements               $ 1,011,784           $   941,235
Furniture, fixtures & equipment                1,537                 2,000
Land                                         301,630               265,276
                                         -----------           -----------
                                           1,314,951             1,208,511

Accumulated depreciation                     (99,155)              (87,102)
                                         -----------           -----------
                 Total                   $ 1,215,796           $ 1,121,409
                                         ===========           ===========

Depreciation expense on rental properties was $13.2 million and $10.9 million for the six months ended June 30, 2005 and 2004, respectively.

4. UNCONSOLIDATED REAL ESTATE JOINT VENTURES

At June 30, 2005, the Company had a 20% investment interest in each of two unconsolidated real estate joint ventures, Atlantic-EPR I and Atlantic-EPR II. The Company accounts for its investment in these joint ventures under the equity method of accounting.

The Company recognized income of $215 and $203 (in thousands) from its investment in the Atlantic-EPR I joint venture during the first six months of 2005 and 2004, respectively. The Company also received distributions from Atlantic-EPR I of $251 and $263 (in thousands) during the first six months of 2005 and 2004, respectively. Condensed financial information for Atlantic-EPR I is as follows as of and for the six months ended June 30, 2005 and 2004 (in thousands):

                                  2005             2004
                                -------           ------
Rental properties, net          $30,211           30,855
Cash                                141              141
Long-term debt                   16,621           16,906
Partners' equity                 13,627           14,447
Rental revenue                    2,068            2,030
Net income                        1,018              963

The Atlantic-EPR II joint venture was formed on March 1, 2004. The Company recognized income of $147 and $107 (in thousands) from its investment in this joint venture during the first six months of 2005 and 2004, respectively. The Company also received distributions from Atlantic-EPR II of $176 and $138 (in thousands) during the first six months of 2005 and 2004, respectively. Condensed financial information for Atlantic-EPR II is as follows as of and for the six months ended June 30, 2005 and 2004 (in thousands):

                                 2005              2004
                                -------           ------
Rental properties, net          $23,572           24,032
Cash                                  5               98
Long-term debt                   14,278           14,525
Partners' equity                  9,218            9,428
Rental revenue                    1,389              926
Net income                          659              422

The joint venture agreements allow Atlantic to exchange up to a maximum of 10% of its ownership interest per year in Atlantic-EPR I, beginning in 2005, and in Atlantic-EPR II, beginning in 2007, for common shares of the Company or, at the discretion of the Company, the cash value of those shares as defined in the partnership agreement.

5. EARNINGS PER SHARE

The following table summarizes the Company's common shares used for computation of basic and diluted earnings per share (in thousands):

                                               THREE MONTHS ENDED JUNE 30, 2005             SIX MONTHS ENDED JUNE 30, 2005
                                         ------------------------------------------   -------------------------------------------
                                           INCOME           SHARES        PER SHARE     INCOME           SHARES         PER SHARE
                                         (NUMERATOR)     (DENOMINATOR)      AMOUNT    (NUMERATOR)     (DENOMINATOR)      AMOUNT
                                         -----------     -------------      ------    -----------     -------------      ------
Basic earnings:
Income available to common shareholders    $14,406           24,984          $0.58      $27,613           24,949          $1.11
Effect of dilutive securities:
  Stock options                                 --              351          (0.01)          --              340          (0.01)
  Non-vested common share grants                --              140             --           --              140          (0.01)
                                           -------          -------          -----      -------          -------          -----
Diluted earnings                           $14,406           25,475          $0.57      $27,613           25,429          $1.09
                                           =======          =======          =====      =======          =======          =====

                                              THREE MONTHS ENDED JUNE 30, 2004              SIX MONTHS ENDED JUNE 30, 2004
                                         ------------------------------------------   ------------------------------------------
                                           INCOME          SHARES         PER SHARE     INCOME           SHARES        PER SHARE
                                         (NUMERATOR)     (DENOMINATOR)      AMOUNT    (NUMERATOR)     (DENOMINATOR)      AMOUNT
                                         -----------     -------------      ------    -----------     -------------      ------
Basic earnings:
Income available to common shareholders    $10,350           22,211          $0.47      $20,314           20,969          $0.97
Effect of dilutive securities:
  Stock options                                 --              352          (0.01)          --              454          (0.02)
  Contingent shares from conversion of
    minority interest                          375              857             --          750              857             --
  Non-vested common share grants                --              131             --           --              131          (0.01)
                                           -------          -------          -----      -------          -------          -----
Diluted earnings                           $10,725           23,551          $0.46      $21,064           22,411          $0.94
                                           =======          =======          =====      =======          =======          =====

6. PROPERTY ACQUISITIONS

On June 28, 2005, the Company completed the acquisition of a megaplex theatre property in Indianapolis, Indiana. The ShowPlace 12 is operated by Kerasotes Showplace Theatres and was acquired for a total cost (including land and building) of approximately $6.0 million. This theatre is leased under a long-term triple-net lease.

During the three months ended June 30, 2005, the Company also completed development of a megaplex theatre property in Conroe, Texas. The Grand Theatre 14 is operated by Southern Theatres and was completed for a total development cost (including land and building) of approximately $9.8 million. The land was purchased in 2004 by the Company for $1.8 million. This theatre is leased under a long-term triple-net lease.

7. INVESTMENT IN MORTGAGE NOTE

On June 1, 2005, a wholly-owned subsidiary of the Company provided a secured mortgage construction loan of $47 million Canadian (US $ 37.5 million) to Metropolis Limited Partnership (the Partnership). The Partnership was formed for the purpose of developing a 13 level entertainment center in downtown Toronto, Ontario, Canada. The Partnership consists of the developer of the center as general partner and two limited partner pension funds. It is anticipated that the development will be completed by the end of 2007 at a total cost of approximately $241 million Canadian, including all capitalized costs, and will contain approximately 360,000 square feet of net rentable area (excluding signage).

This mortgage note receivable bears interest at 15% and is senior to all other debt and equity in the Partnership at June 30, 2005. The Partnership has a written commitment from a bank to provide a first mortgage construction loan to the Partnership of up to $107 million. The bank construction financing will be senior to the Company's mortgage note. The Company's mortgage note has a stated maturity of five years from issuance. No principal or interest payments are due prior to the end of 30 months from the date of the note. A 25% principal payment is due 30 months from the date of the note along with all accrued interest to date (defined as the "Option Due Date Amount"). The Partnership also has an option at the end of 30 months (the "Option Date") to either pay off the note in full including all accrued interest, without penalty, or to extend the Option Due Date Amount by an additional 12 months, in which case the Option Date will be at the end of 42 months. The Partnership can also prepay the note (in full only, including all accrued interest) at any other time with prepayment penalties as defined in the agreement. It is anticipated that permanent financing will be obtained upon project completion at the end of 30 months (November 2007) to replace the then existing construction financing.

On the maturity date or any other date that the Partnership elects to prepay the note in full to the Company, the Company has the option to purchase a 50% equity interest in the Partnership or alternative joint venture vehicle that is established. The purchase price stipulated in the option is based on estimated fair market value at the time of exercise, defined as the then existing stabilized net operating income capitalized at a pre-determined rate. A subscription agreement governs the terms of the cash flow sharing with the other partners should the Company elect to become an owner.

The carrying value of the Company's mortgage note receivable at June 30, 2005 was US $38.8 million, including related accrued interest receivable of US $477 thousand. Cost overruns of the project, if any, are the responsibility of the Partnership. The Company has no obligation to fund any additional amounts, and has no other guarantees of any kind related to the project.

8. MORTGAGE NOTE PAYABLE

On May 19, 2005, a wholly-owned subsidiary of the Company obtained a $36.0 million non-recourse mortgage loan secured by one theatre and retail mix property in Burbank, California. The loan requires monthly principal and interest payments of approximately $206 thousand. The mortgage note is a ten-year fixed rate loan that bears interest at 5.56% and is due and payable on June 6, 2015.

9. PREFERRED SHARE OFFERING

On January 19, 2005, the Company issued 3.2 million 7.75% Series B cumulative redeemable preferred shares ("Series B preferred shares") in a registered public offering for net proceeds of $77.5 million, before expenses. The Company pays cumulative dividends on the Series B preferred shares from (and including) the date of original issuance in the amount of $1.9375 per share each year, which is equivalent to 7.75% of the $25 liquidation preference per share. Dividends on the Series B preferred shares are payable quarterly in arrears, and began on April 15, 2005. The Company may not redeem the Series B preferred shares before January 19, 2010, except in limited circumstances to preserve the Company's REIT status. On or after January 19, 2010, the Company may, at its option, redeem the Series B preferred shares in whole at any time or in part from time to time, by paying $25 per share, plus any accrued and unpaid dividends up to and including the date of redemption. The Series B preferred shares generally have no stated maturity, will not be subject to any sinking fund or mandatory redemption, and are not convertible into any of the Company's other securities. Owners of the Series B preferred shares generally have no voting rights, except under certain dividend defaults. A portion of the proceeds from this offering was used to repay $18.8 million in mortgage notes payable on their due date of February 1, 2005.

10. COMMITMENTS AND CONTINGENCIES

As of June 30, 2005, the Company had six theatre development projects under construction for which it has agreed to either finance the development costs or purchase the theatre upon completion. The properties are being developed by the prospective tenants. These theatres are expected to have a total of 95 screens and their development costs (including land) are expected to be approximately $79.0 million. Through June 30, 2005, the Company has invested $23.3 million in these projects (including land), and has commitments to fund approximately $55.7 million of additional improvements. Development costs are advanced by the Company either in periodic draws or upon successful completion of construction. If the Company determines that construction is not being completed in accordance with the terms of the development agreement, the Company can discontinue funding construction draws or refuse to purchase the completed theatre. The Company has agreed to lease the theatres to the operators at pre-determined rates.

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

OVERVIEW

Our primary business strategy is to purchase real estate (land, buildings and other improvements) that we lease to operators of destination-based entertainment and entertainment-related properties. As of June 30, 2005, we had invested approximately $1.3 billion (before accumulated depreciation) in 62 megaplex theatre properties and various restaurant, retail and other properties located in 24 states and Ontario, Canada. As of June 30, 2005, we had invested approximately $21.1 million in development land and construction in progress for real-estate development. Also, as of June 30, 2005, we had invested approximately US $38.8 million in mortgage note financing for the development of a new entertainment retail center located in downtown Toronto, Ontario, Canada.

Substantially all of our single-tenant properties are leased pursuant to long-term, triple-net leases, under which the tenants typically pay all operating expenses of a property, including, but not limited to, all real estate taxes, assessments and other governmental charges, insurance, utilities, repairs and maintenance. A majority of our revenues are derived from rents received or accrued under long-term, triple-net leases. Tenants at our multi-tenant properties reimburse us to defray their pro rata portion of these costs.

We incur general and administrative expenses including compensation expense for our executive officers and other employees, professional fees and various expenses incurred in the process of identifying, evaluating and acquiring additional properties. We are self-administered and managed by our trustees, executive officers and other employees. Our primary non-cash expense is the depreciation of our properties. We depreciate buildings and improvements on our properties over a five-year to 40-year period for tax purposes and financial reporting purposes.

Our property acquisitions and development financing commitments are financed by cash from operations, borrowings under our secured revolving variable rate credit facility, long-term mortgage debt and the sale of equity securities. It has been our strategy to structure leases and financings to ensure a positive spread between our cost of capital and the rentals paid by our tenants. We have primarily acquired or developed new properties that are pre-leased to a single tenant or multi-tenant properties that have a high occupancy rate. We do not typically develop or acquire properties on a speculative basis or that are not significantly pre-leased. We have also entered into joint ventures formed to own and lease single properties, and provided mortgage note financing as described above. We intend to continue entering into some or all of these types of arrangements in the foreseeable future.

Our primary challenges have been locating suitable properties, negotiating favorable lease and financing terms, and managing our portfolio as we have continued to grow. Because of our emphasis on the entertainment sector of the real estate industry and the knowledge and industry relationships of our management, we have enjoyed favorable opportunities to acquire, finance and lease properties. We believe those opportunities will continue during the remainder of 2005.

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

We apply the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We assess the carrying value of our rental properties whenever events or changes in circumstances indicate that the carrying amount of a property may not be recoverable. Certain factors that may occur and indicate that impairments may exist include, but are not limited to: underperformance relative to projected future operating results, tenant difficulties and significant adverse industry or market economic trends. No such indicators existed during in the first six months of 2005. If an indicator of possible impairment exists, a property is evaluated for impairment by comparing the carrying amount of the property to the estimated undiscounted future cash flows expected to be generated by the property. If the carrying amount of a property exceeds its estimated future cash flows on an undiscounted basis, an impairment charge is recognized in the amount by which the carrying amount of the property exceeds the fair value of the property. Management estimates fair value of our rental properties based on projected discounted cash flows using a discount rate determined by management to be commensurate with the risk inherent in the Company. Management did not record any impairment charges in the first six months of 2005.

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

RECENT DEVELOPMENTS

On May 19, 2005, a wholly-owned subsidiary of the Company obtained a $36.0 million non-recourse mortgage loan. This loan is secured by one theatre and retail mix property in Burbank, California and requires monthly principal and interest payments of approximately $206 thousand. The mortgage note is a ten-year fixed rate loan that bears interest at 5.56% and is due and payable on June 6, 2015.

As further described in Note 7 to the consolidated financial statements in this Form 10-Q, on June 1, 2005 a wholly-owned subsidiary of the Company provided a secured mortgage construction loan of $47 million Canadian (US $ 37.5 million) to Metropolis Limited Partnership (the Partnership). The Partnership was formed for the purpose of developing a 13 level entertainment center in downtown Toronto, Ontario, Canada. It is anticipated that the development will be completed by the end of 2007 at a total cost of approximately $241 million Canadian, including all capitalized costs, and will contain approximately 360,000 square feet of net rentable area (excluding signage). The expected rentable area excluding signage is approximately 70% pre-leased as of June 30, 2005. This mortgage note receivable bears interest at 15% and is senior to all other debt of and equity in the Partnership at June 30, 2005. The Partnership has a written commitment from a bank to provide a first mortgage construction loan to the Partnership of up to $107 million. The bank construction financing will be senior to our mortgage note. The mortgage note has a stated maturity of five years from issuance. A 25% principal payment is due 30 months from the date of the note along with all accrued interest to date. As further described in
Note 7 to the consolidated financial statements in this Form 10-Q, the note agreement provides certain pre-payment privileges to the Partnership and also provides us with an option, at certain times as defined, to purchase a 50% equity interest in the Partnership or alternative joint venture vehicle that is established.

On June 28, 2005, we completed the acquisition of a megaplex theatre property in Indianapolis, Indiana. The ShowPlace 12 is operated by Kerasotes Showplace Theatres and was acquired for a total cost (including land and building) of approximately $6.0 million. This theatre is leased under a long-term triple-net lease.

During the three months ended June 30, 2005, we also completed development of a megaplex theatre property in Conroe, Texas. The Grand Theatre 14 is operated by Southern Theatres and was completed for a total development cost (including land and building) of approximately $9.8 million. We purchased the land in 2004 for $1.8 million. This theatre is leased under a long-term triple-net lease.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

Rental revenue was $36.1 million for the three months ended June 30, 2005 compared to $31.4 million for the three months ended June 30, 2004. The $4.7 million increase resulted primarily from the property acquisitions completed in 2004 and 2005 and base rent increases on existing properties. Percentage rents of $471 thousand and $494 thousand were recognized during the three months ended June 30, 2005 and 2004, respectively. Straight line rents of $533 thousand and $600 thousand were recognized during the three months ended June 30, 2005 and 2004, respectively.

Tenant reimbursements totaled $3.1 million for the three months ended June 30, 2005 compared to $2.6 million for the three months ended June 30, 2004. These tenant reimbursements arise from the operations of our retail centers in Greenville, SC, Westminster, CO, Southfield, MI, Suffolk, VA, Tampa, FL, New Rochelle, NY, Burbank, CA and Ontario, Canada. The $0.5 million increase is due primarily to increases in tenant reimbursement rates and the acquisition of the retail center in Burbank, CA on March 31, 2005.

Other income was $1.1 million for the three months ended June 30, 2005 compared to $23 thousand for the three months ended March 31, 2004. The increase of $1.1 million relates to revenues from a family bowling center in Westminster, Colorado opened in November 2004 and operated through a wholly-owned taxable REIT subsidiary, and to development fees received of $500 thousand during the quarter.

Mortgage financing interest for the three months ended June 30, 2005 was $472 thousand and related solely to interest income from the mortgage note we entered into in June of 2005 (described in Note 7 to the consolidated financial statements in this Form 10-Q and in "Recent Developments" above). No such revenue was recognized in the second quarter of 2004.

Our property operating expense totaled $3.8 million for the three months ended June 30, 2005 compared to $3.1 million for the three months ended June 30, 2004. These property operating expenses arise from the operations of our retail centers in Greenville, SC, Westminster, CO, Southfield, MI, Suffolk, VA, Tampa, FL, New Rochelle, NY, Burbank, CA and Ontario, Canada. The $0.7 million increase is due primarily to increases in property taxes and maintenance at certain of these properties and the acquisition of the retail center in Burbank, CA on March 31, 2005.

Other operating expense totaled $516 thousand for the three months ended June 30, 2005 and related solely to the operations of the family bowling center in Westminster, Colorado, that is operated through a wholly-owned taxable REIT subsidiary. No such costs were incurred in the second quarter of 2004.

Our general and administrative expenses totaled $1.9 million for the three months ended June 30, 2005 compared to $1.5 million for the same period in 2004. The $0.4 million increase is due primarily to the following:

      - An increase in franchise taxes due to an increase in the size of our real estate portfolio.

      - Payroll and related expenses attributable to increases in base compensation, bonus awards, and payroll taxes related to the vesting of stock grants and the exercise of stock options, and the addition of employees.

      - An increase in legal and accounting fees related to both the increase in the size of our operations and to compliance with the Sarbanes-Oxley Act.

Costs associated with loan refinancing for the three months ended June 30, 2004 were $1.1 million. These costs related to the termination of our iStar Credit Facility and consisted of a prepayment penalty of $405 thousand and the write-off of $729 thousand of remaining unamortized financing fees. No such costs were incurred for the three months ended June 30, 2005.

Our net interest expense increased by $0.2 million to $10.2 million for the three months ended June 30, 2005 from $10.0 million for the three months ended June 30, 2004. The increase in net interest expense primarily resulted from increases in long-term debt used to finance real estate acquisitions and an increase in the interest rate associated with our borrowings under our secured revolving variable rate credit facility.

Depreciation and amortization expense, including amortization of non-vested shares, totaled $7.2 million for the three months ended June 30, 2005 compared to $6.3 million for the same period in 2004. The $0.9 million increase resulted primarily from the property acquisitions completed in 2005 and 2004 and the addition of employees in 2004.

Income from joint ventures totaled $188 thousand for the three months ended June 30, 2005 compared to $182 thousand for the same period in 2004. The increase is due to a base rent increase and an increase in tenant reimbursements for the joint venture properties.

For the three months ended June 30, 2005 there were no minority interests in net income as compared to $490 thousand for the three months ended June 30, 2004. The decrease is due primarily to the conversion of the preferred interest in EPT Gulf States, LLC as of September 20, 2004 to 857,145 common shares of the Company.

Preferred dividend requirements for the three months ended June 30, 2005 were $2.9 million compared to $1.4 million for the same period in 2004. The $1.5 million increase is due to the issuance of 3.2 million Series B preferred shares in January of 2005 (described in Note 9 to the consolidated financial statements in this Form 10-Q).

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

Rental revenue was $70.3 million for the six months ended June 30, 2005 compared to $59.0 million for the six months ended June 30, 2004. The $11.3 million increase resulted primarily from the property acquisitions completed in 2004 and 2005 and base rent increases on existing properties. Percentage rents of $1.0 million and $1.2 million were recognized during the six months ended June 30, 2005 and 2004, respectively. Straight line rents of $1.0 million were recognized for both the six months ended June 30, 2005 and 2004.

Tenant reimbursements totaled $6.1 million for the six months ended June 30, 2005 compared to $4.8 million for the six months ended June 30, 2004. These tenant reimbursements arise from the operations of our retail centers in Greenville, SC, Westminster, CO, Southfield, MI, Suffolk, VA, Tampa, FL, New Rochelle, NY, Burbank, CA and Ontario, Canada. The $1.3 million increase is due primarily to increases in tenant reimbursements, and the acquisitions of the retail centers in Burbank, CA on March 31, 2005 and Ontario, Canada on March 1, 2004.

Other income was $1.9 million for the six months ended June 30, 2005 compared to $95 thousand for the six months ended June 30, 2004. The increase of $1.8 million relates to revenues from a family bowling center in Westminster, Colorado opened in November 2004 and operated through a wholly-owned taxable REIT subsidiary, and to development fees received of $500 thousand during the quarter.

Mortgage financing interest for the six months ended June 30, 2005 was $472 thousand and related solely to interest income from the mortgage note we entered into in June of 2005 (described in Note 7 to the consolidated financial statements in this Form 10-Q and in "Recent Developments" above). No such revenue was recognized during the first six months of 2004.

Our property operating expense totaled $7.6 million for the six months ended June 30, 2005 compared to $5.9 million for the six months ended June 30, 2004. These property operating expenses arise from the operations of our retail centers in Greenville, SC, Westminster, CO, Southfield, MI, Suffolk, VA, Tampa, FL, New Rochelle, NY, Burbank, CA and Ontario, Canada. The $1.7 million increase is due primarily to increases in property taxes and maintenance at certain of these properties, and the acquisitions of the retail centers in Burbank, CA on March 31, 2005 and Ontario, Canada on March 1, 2004.

Other operating expense totaled $1.2 million for the six months ended June 30, 2005 and related solely to the operations of the family bowling center in Westminster, Colorado, that is operated through a wholly-owned taxable REIT subsidiary. No such costs were incurred during the first six months of 2004.

Our general and administrative expenses totaled $3.2 million for the six months ended June 30, 2005 compared to $2.6 million for the same period in 2004. The $0.6 million increase is due primarily to the following:

      - An increase in franchise taxes due to an increase in the size of our real estate portfolio.

      - Payroll and related expenses attributable to increases in base compensation, bonus awards, and payroll taxes related to the vesting of stock grants and the exercise of stock options, and the addition of employees.

      - An increase in legal and accounting fees related to both the increase in the size of our operations and to compliance with the Sarbanes-Oxley Act.

Costs associated with loan refinancing for the six months ended June 30, 2004 were $1.1 million. These costs related to the termination of our iStar Credit Facility and consisted of a prepayment penalty of $405 thousand and the write-off of $729 thousand of remaining unamortized financing fees. No such costs were incurred for the six months ended June 30, 2005.

Our net interest expense increased by $1.0 million to $19.8 million for the six months ended June 30, 2005 from $18.8 million for the six months ended June 30, 2004. The increase in net interest expense primarily resulted from increases in long-term debt used to finance real estate acquisitions and an increase in the interest rate associated with our borrowings under our secured revolving variable rate credit facility.

Depreciation and amortization expense, including amortization of non-vested shares, totaled $14.2 million for the six months ended June 30, 2005 compared to $11.7 million for the same period in 2004. The $2.5 million increase resulted primarily from the property acquisitions completed in 2005 and 2004 and the addition of employees in 2004.

Income from joint ventures totaled $362 thousand for the six months ended June 30, 2005 compared to $310 thousand for the same period in 2004. The increase is primarily due to the addition of the Atlantic-EPR II joint venture as of March 1, 2004.

For the six months ended June 30, 2005 there were no minority interests in net income as compared to $919 thousand for the six months ended June 30, 2004. The decrease is due primarily to the conversion of the preferred interest in EPT Gulf States, LLC as of September 20, 2004 to 857,145 common shares of the Company.

Preferred dividend requirements for the six months ended June 30, 2005 were $5.5 million compared to $2.7 million for the same period in 2004. The $2.8 million increase is due to the issuance of 3.2 million Series B preferred shares in January of 2005 (described in Note 9 to the consolidated financial statements in this Form 10-Q).

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $7.2 million at June 30, 2005. In addition, we had restricted cash of $11.7 million at June 30, 2005 required in connection with debt service, payment of real estate taxes and capital improvements.

Mortgage Debt and Credit Facilities

As of June 30, 2005, we had total debt outstanding of $644.9 million. All of our debt is mortgage debt secured by a substantial portion of our rental properties. As of June 30, 2005, $573.9 million of debt outstanding was fixed rate debt with a weighted average interest rate of approximately 6.4%.

At June 30, 2005, we had $71.0 million in debt outstanding under our $150.0 million secured revolving variable rate credit facility that bears interest at a floating rate and is secured by sixteen theatre properties, two theatre and retail mix properties and one retail mix property. The credit facility matures in March of 2007.

Our principal investing activity is the purchase and development of rental property, which is generally financed with mortgage debt and the proceeds from equity offerings. Continued growth of our rental property portfolio will depend in part on our continued ability to access funds through additional borrowings and equity security offerings.

Liquidity Requirements

Short-term liquidity requirements consist primarily of normal recurring corporate operating expenses, debt service requirements and distributions to shareholders. We meet these requirements primarily through cash provided by operating activities. Cash provided by operating activities was $45.9 million for the six months ended June 30, 2005 and $41.6 million for the six months ended June 30, 2004. We anticipate that our cash on hand, cash from operations, and funds available under our secured revolving variable rate credit facility will provide adequate liquidity to fund our operations, make interest and principal payments on our debt, and allow distributions to our shareholders and avoidance of corporate level federal income or excise tax in accordance with Internal Revenue Code requirements for qualification as a REIT.

We had six theatre projects under construction at June 30, 2005. The properties are being developed by and have been pre-leased to the prospective tenants under long-term triple-net leases. The cost of development is paid by us either in periodic draws or upon successful completion of construction. The related timing and amount of rental payments to be received by us from tenants under the leases correspond to the timing and amount of funding by us of the cost of development. These theatres will have a total of 95 screens and their total development costs (including land) will be approximately $79.0 million. Through June 30, 2005, we have invested $23.3 million in these projects (including land), and have commitments to fund an additional $55.7 million in improvements. We plan to fund development primarily with funds generated by debt financing and/or equity offerings. If we determine that construction is not being completed in accordance with the terms of the development agreement, we can discontinue funding construction draws or refuse to purchase the completed theatre.

As further described in Note 9 to the consolidated financial statements in this Form 10-Q, we completed an offering of Series B preferred shares in January 2005, generating net proceeds (before expenses) of $77.5 million. We used proceeds from this offering to payoff $18.8 million in mortgage debt which matured on February 1, 2005.

Off Balance Sheet Arrangements

At June 30, 2005, we had a 20% investment interest in two unconsolidated real estate joint ventures, Atlantic-EPR I and Atlantic-EPR II, which are accounted for under the equity method of accounting. We do not anticipate any material impact on our liquidity as a result of any commitments that may arise involving those joint ventures. We recognized income of $215 thousand and $203 thousand from our investment in the Atlantic-EPR I joint venture during the first six months of 2005 and 2004, respectively. We also recognized income of $147 thousand and $107 thousand from our investment in the Atlantic-EPR II joint venture during the first six months of 2005 and 2004, respectively.

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

The following tables summarize our FFO for the three and six month periods ended June 30, 2005 and June 30, 2004 (in thousands):


                                                       THREE MONTHS ENDED       SIX MONTHS ENDED
                                                            JUNE 30,                JUNE 30,
                                                       ------------------       ----------------
                                                         2005        2004        2005        2004
                                                       -------     -------     -------     -------
Net income available to common shareholders            $14,406     $10,350     $27,613     $20,314
Add: Real estate depreciation and amortization           6,751       5,906      13,212      10,919
Add: Allocated share of joint venture depreciation          61          62         120         105
                                                       -------     -------     -------     -------
                 Basic Funds From Operations            21,218      16,318      40,945      31,338
Add: Minority interest in net income                        --         375          --         750
                                                       -------     -------     -------     -------
                 Diluted Funds From Operations         $21,218     $16,693     $40,945     $32,088
                                                       =======     =======     =======     =======
FFO per common share:
     Basic                                             $  0.85     $  0.73     $  1.64     $  1.49
     Diluted                                              0.83        0.71        1.61        1.43
Shares used for computation (in thousands):
     Basic                                              24,984      22,211      24,949      20,969
     Diluted                                            25,475      23,551      25,429      22,411
Other financial information:
     Straight-lined rental revenue                     $   533     $   600     $ 1,045     $   969


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

FORWARD LOOKING INFORMATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

WITH THE EXCEPTION OF HISTORICAL INFORMATION, THIS REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS AS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND IDENTIFIED BY SUCH WORDS AS "WILL BE," "INTEND," "CONTINUE," "BELIEVE," "MAY," "EXPECT," "HOPE," "ANTICIPATE," "GOAL," "FORECAST," OR OTHER COMPARABLE TERMS. OUR ACTUAL FINANCIAL CONDITION, RESULTS OF OPERATIONS OR BUSINESS MAY VARY MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD- LOOKING STATEMENTS AND INVOLVE VARIOUS RISKS AND UNCERTAINTIES, INCLUDING BUT NOT LIMITED TO THOSE DISCUSSED UNDER "RISK FACTORS" IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2004 AND OUR PROSPECTUS FILED UNDER RULE 424(B) OF THE SEC ON JANUARY12, 2005. INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY FORWARD-LOOKING STATEMENTS.

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

ITEM 4. CONTROLS AND PROCEDURES

A review and evaluation was performed by our management, including our Chief Executive Officer (the "CEO") and Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005, the end of the period covered by this report. Based on that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures, as designed and implemented, were effective. There have been no significant changes in our internal controls subsequent to the date of their evaluation. There were no material weaknesses identified in the course of such review and evaluation and, therefore, no corrective measures were taken by us in our internal control over financial reporting.

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

                                         ENTERTAINMENT PROPERTIES TRUST

Dated: July 29, 2005              By /s/ David M. Brain
                                     David M. Brain, President -
                                       Chief Executive Officer and Trustee

Dated: July 29, 2005              By /s/ Fred L. Kennon
                                     Fred L. Kennon, Vice President -
                                       Chief Financial Officer