Form 10-Q
period 2005-09-30
ENTERTAINMENT PROPERTIES TRUST
filed 2005-10-28
CIK 1045450

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                For the quarterly period ended September 30, 2005

                         COMMISSION FILE NUMBER 1-13561

                         ENTERTAINMENT PROPERTIES TRUST
             (Exact name of registrant as specified in its charter)

            MARYLAND                                     43-1790877
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

      30 PERSHING ROAD, SUITE 201                            64108
         KANSAS CITY, MISSOURI                            (Zip Code)
(Address of principal executive office)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). No X
                                    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At October 27, 2005, there were 25,880,663 Common Shares of Beneficial Interest outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         ENTERTAINMENT PROPERTIES TRUST
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                     SEPTEMBER 30, 2005   DECEMBER 31, 2004
                                                                     ------------------   -----------------
                                                                         (Unaudited)
                               ASSETS

Rental properties, net of accumulated depreciation of $106.0 million and $87.1 million at September 30, 2005 and
   December 31, 2004, respectively                                       $1,237,307          $1,121,409
Property under development                                                   16,717              23,144
Mortgage note and related accrued interest receivable                        42,473                  --
Investment in joint ventures                                                  2,327               2,541
Cash and cash equivalents                                                     8,364              11,255
Restricted cash                                                              11,712              12,794
Intangible assets, net                                                       10,733              10,900
Deferred financing costs, net                                                10,905              12,730
Other assets                                                                 23,650              18,675
                                                                         ----------          ----------
      Total assets                                                       $1,364,188          $1,213,448
                                                                         ==========          ==========

               LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Accounts payable and accrued liabilities                                  $8,271          $   10,070
   Common dividends payable                                                  15,767              14,097
   Preferred dividends payable                                                2,916               1,366
   Unearned rents                                                               809               1,634
   Long-term debt                                                           664,606             592,892
                                                                         ----------          ----------
      Total liabilities                                                     692,369             620,059
Commitments and contingencies                                                    --                  --
Minority interests                                                            5,466               6,049

Shareholders' equity:
   Common Shares, $.01 par value; 50,000,000 shares authorized;
      and 25,877,066 and 25,578,472 shares issued at
      September 30, 2005 and December 31, 2004, respectively                    259                 256
   Preferred Shares, $.01 par value; 10,000,000 shares authorized:
      2,300,000 Series A shares issued at September 30, 2005
      and December 31, 2004                                                      23                  23
      3,200,000 Series B shares issued at September 30, 2005                     32                  --
   Additional paid-in-capital                                               703,695             618,715
   Treasury shares at cost: 649,142 and 517,421 common shares
      at September 30, 2005 and December 31, 2004, respectively             (14,350)             (8,398)
   Loans to shareholders                                                     (3,525)             (3,525)
   Non-vested shares                                                         (3,682)             (2,338)
   Accumulated other comprehensive income                                    13,451               7,480
   Distributions in excess of net income                                    (29,550)            (24,873)
                                                                         ----------          ----------
      Shareholders' equity                                                  666,353             587,340
                                                                         ----------          ----------
      Total liabilities and shareholders' equity                         $1,364,188          $1,213,448
                                                                         ==========          ==========

                         ENTERTAINMENT PROPERTIES TRUST
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                    THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                    --------------------------------   ------------------------------
                                                              2005      2004                   2005       2004
                                                            -------   -------                --------   -------
Rental revenue                                              $36,942   $32,308                $107,230   $91,273
Tenant reimbursements                                         2,783     2,549                   8,853     7,135
Other income                                                    602       297                   2,489       393
Mortgage financing interest                                   1,498        --                   1,969        --
                                                            -------   -------                --------   -------
      Total revenue                                          41,825    35,154                 120,541    98,801

Property operating expense                                    3,835     3,014                  11,448     8,725
Other operating expense                                         806        --                   1,969        --
General and administrative expense, excluding
   amortization of non-vested shares below                    1,115     1,078                   4,293     3,685
Costs associated with loan refinancing                           --        --                      --     1,134
Interest expense, net                                        11,005     9,457                  30,766    28,301
Depreciation and amortization                                 7,011     6,021                  20,381    17,036
Amortization of non-vested shares                               423       340                   1,282     1,021
                                                            -------   -------                --------   -------
      Income before income from joint ventures
         and minority interests                              17,630    15,244                  50,402    38,899

Equity in income from joint ventures                            184       172                     546       482
Minority interests                                               --       (62)                     --      (982)
                                                            -------   -------                --------   -------
      Net income                                            $17,814   $15,354                $ 50,948   $38,399

Preferred dividend requirements                              (2,916)   (1,366)                 (8,437)   (4,097)
                                                            -------   -------                --------   -------
      Net income available to common shareholders           $14,898   $13,988                $ 42,511   $34,302
                                                            =======   =======                ========   =======
Net income per common share:
   Basic                                                    $  0.59   $  0.58                $   1.70   $  1.56
                                                            =======   =======                ========   =======
   Diluted                                                  $  0.58   $  0.57                $   1.67   $  1.51
                                                            =======   =======                ========   =======
Shares used for computation (in thousands):
   Basic                                                     25,086    24,031                  24,995    21,997
   Diluted                                                   25,585    24,628                  25,482    23,159

Dividends per common share                                  $0.6250   $0.5625                $ 1.8750   $1.6875
                                                            =======   =======                ========   =======

                         ENTERTAINMENT PROPERTIES TRUST
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 2005
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                           COMMON STOCK   PREFERRED STOCK   ADDITIONAL
                                          -------------   ---------------     PAID-IN    TREASURY
                                          SHARES    PAR   SHARES     PAR      CAPITAL     SHARES
                                          ------   ----   ------   ------   ----------   --------
Balance at December 31, 2004              25,578   $256    2,300     $23     $618,715    $ (8,398)
Shares issued to Trustees                      4     --       --      --          161          --
Issuance of restricted share grants           63      1       --      --        2,625          --
Amortization of restricted share grants       --     --       --      --           --          --
Stock option expense                          --     --       --      --           68          --
Foreign currency translation adjustment       --     --       --      --           --          --
Net income                                    --     --       --      --           --          --
Purchase of 17,350 common shares for
   treasury                                   --     --       --      --           --        (759)
Issuances of common shares in Dividend
   Reinvestment Plan                          17     --       --      --          689          --
Issuance of preferred shares, net of
   costs of $2.7 million                      --     --    3,200      32       77,229          --
Stock option exercise, net                   215      2       --      --        4,208      (5,193)
Dividends to common shareholders
   ($1.875 per share)                         --     --       --      --           --          --
Dividends to Series A preferred
   shareholders ($1.7813 per share)           --     --       --      --           --          --
Dividends to Series B preferred
   shareholders ($1.3563 per share)           --     --       --      --           --          --
                                          ------   ----    -----     ---     --------    --------
Balance at September 30, 2005             25,877   $259    5,500     $55     $703,695    $(14,350)
                                          ======   ====    =====     ===     ========    ========

                                                                       ACCUMULATED
                                                                          OTHER       DISTRIBUTIONS
                                            LOANS TO     NON-VESTED   COMPREHENSIVE    IN EXCESS OF
                                          SHAREHOLDERS     SHARES         INCOME        NET INCOME      TOTAL
                                          ------------   ----------   -------------   -------------   --------
Balance at December 31, 2004                $(3,525)      $(2,338)       $ 7,480        $(24,873)     $587,340
Shares issued to Trustees                        --            --             --              --           161
Issuance of restricted share grants              --        (2,626)            --              --            --
Amortization of restricted share grants          --         1,282             --              --         1,282
Stock option expense                             --            --             --              --            68
Foreign currency translation adjustment          --            --          5,971              --         5,971
Net income                                       --            --             --          50,948        50,948
Purchase of 17,350 common shares for
   treasury                                      --            --             --              --          (759)
Issuances of common shares in Dividend
   Reinvestment Plan                             --            --             --              --           689
Issuance of preferred shares, net of
   costs of $2.7 million                         --            --             --              --        77,261
Stock option exercise, net                       --            --             --              --          (983)
Dividends to common shareholders
   ($1.875 per share)                            --            --             --         (47,188)      (47,188)
Dividends to Series A preferred
   shareholders ($1.7813 per share)              --            --             --          (4,097)       (4,097)
Dividends to Series B preferred
   shareholders ($1.3563 per share)              --            --             --          (4,340)       (4,340)
                                            -------       -------        -------        --------      --------
Balance at September 30, 2005               $(3,525)      $(3,682)       $13,451        $(29,550)     $666,353
                                            =======       =======        =======        ========      ========

                         ENTERTAINMENT PROPERTIES TRUST
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                             THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                             --------------------------------   -------------------------------
                                                       2005      2004                    2005      2004
                                                     -------   -------                 -------   -------
Net income                                           $17,814   $15,354                 $50,948   $38,399
Other comprehensive income:
   Foreign currency translation adjustment             6,692     3,615                   5,971     3,615
                                                     -------   -------                 -------   -------
Comprehensive income                                 $24,506   $18,969                 $56,919   $42,014
                                                     =======   =======                 =======   =======

                         ENTERTAINMENT PROPERTIES TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED - IN THOUSANDS)

                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                     -------------------------------
                                                                             2005        2004
                                                                          ---------   ---------
Operating activities:

   Net income                                                             $  50,948   $  38,399
   Adjustments to reconcile net income to net cash provided by operating activities:
      Minority interest in net income                                            --         982
      Equity in income from joint ventures                                     (546)       (482)
      Depreciation and amortization                                          20,381      17,036
      Amortization of deferred financing costs                                2,405       2,492
      Costs associated with loan refinancing (non-cash portion)                  --         729
      Non-cash compensation expense to management and trustees                1,511       1,208
      Increase in mortgage note accrued interest receivable                  (1,947)         --
      Increase in other assets                                               (2,332)     (2,666)
      Increase  in accounts payable and accrued liabilities                     160       3,627
      Increase in unearned rents                                               (826)       (251)
                                                                          ---------   ---------
         Net cash provided by operating activities                           69,754      61,074
                                                                          ---------   ---------

Investing activities:
   Acquisition of rental properties and other assets                       (105,400)   (203,341)
   Net proceeds from sale of real estate and other assets                       514          --
   Additions to properties under development                                (21,325)    (39,708)
   Distributions from joint ventures                                            644         606
   Proceeds from sale of equity interest in joint venture                        --       8,240
   Investment in secured notes receivable                                   (37,525)     (5,000)
                                                                          ---------   ---------
         Net cash used in investing activities                             (163,092)   (239,203)
                                                                          ---------   ---------

Financing activities:
   Proceeds from long-term debt facilities                                  174,000     271,609
   Principal payments on long-term debt                                    (105,729)   (179,542)
   Deferred financing fees paid                                              (1,150)     (5,086)
   Net proceeds from issuance of common shares                                  688     117,368
   Net proceeds from issuance of preferred shares                            77,261          --
   Impact of stock option exercises, net                                       (983)         --
   Purchase of common shares for treasury                                      (759)         --
   Distributions paid to minority interests                                    (583)     (1,469)
   Dividends paid to shareholders                                           (52,405)    (38,974)
                                                                          ---------   ---------
         Net cash provided by financing activities                           90,340     163,906
         Effect of exchange rate changes on cash                                107         316
                                                                          ---------   ---------

Net decrease in cash and cash equivalents                                    (2,891)    (13,907)
Cash and cash equivalents at beginning of period                             11,255      37,022
                                                                          ---------   ---------
Cash and cash equivalents at end of period                                $   8,364   $  23,115
                                                                          =========   =========

Supplemental schedule of non-cash activity:
      Contribution of rental property to joint venture                    $      --   $  24,186
      Debt assumed by joint venture                                       $      --   $  14,583
      Transfer of property under development to rental property           $  27,925   $   6,858
      Issuance of shares to management and trustees                       $   2,626   $   2,090
      Issuance of shares in acquisition of rental properties              $      --   $  27,087

Supplemental disclosure of cash flow information:
      Cash paid during the period for interest                            $  30,029   $  28,017
      Cash paid (received) during the period for income taxes             $    (441)  $     519

ENTERTAINMENT PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION

DESCRIPTION OF BUSINESS

Entertainment Properties Trust (the Company) is a Maryland real estate investment trust (REIT) organized on August 29, 1997. The Company was formed to acquire and develop entertainment properties including megaplex theatres and entertainment retail centers. At September 30, 2005, the Company owned 63 megaplex theatre properties, including three joint venture properties, located in 24 states and Ontario, Canada. The Company's portfolio also includes seven entertainment retail centers located in Westminster, Colorado, New Rochelle, New York, Burbank, California and Ontario, Canada, other specialty properties and land parcels leased to restaurant and retail operators adjacent to several of its theatre properties.

2. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

CONCENTRATION OF RISK

American Multi-Cinema, Inc. (AMC) is the lessee of a substantial portion (57%) of the megaplex theatre rental properties held by the Company at September 30, 2005 as a result of a series of sale leaseback transactions pertaining to a number of AMC megaplex theatres. A substantial portion of the Company's revenues (approximately 57%) result from rental payments by AMC under the leases, or its parent, AMC Entertainment, Inc. (AMCE), as the guarantor of AMC's obligations under the leases. AMCE has publicly held debt and accordingly, their financial information is publicly available.

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

The expense related to stock options included in the determination of net income for the nine months ended September 30, 2005 and 2004 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards for each year (in thousands):

                                               NINE MONTHS ENDED SEPTEMBER 30,
                                               ---------------------------------
                                                         2005      2004
                                                       -------   -------
Net income available to common shareholders,
   as reported                                         $42,511   $34,302
Add: Stock option compensation expense
   included in reported net income                          68        87
Deduct: Total stock option compensation
   expense determined under fair value
   based method for all awards                            (125)     (180)
                                                       -------   -------
Pro forma net income                                   $42,454   $34,209
                                                       =======   =======
Basic earnings per share:
   As reported                                         $  1.70   $  1.56
   Pro forma                                           $  1.70   $  1.56

Diluted earnings per share:
   As reported                                         $  1.67   $  1.51
   Pro forma                                           $  1.67   $  1.51

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

Restricted Shares

During the nine months ended September 30, 2005 and 2004, the Company issued 63,048 and 55,651, respectively, of restricted common shares as bonus and long-term incentive compensation to executives and other employees of the Company. During the nine months ended September 30, 2004, the Company also issued 717 restricted common shares as retainers to trustees of the Company. No restricted common shares were issued to trustees of the Company during the nine months ended September 30, 2005. Based upon the market price of the Company's common shares on the grant dates, approximately $2.6 and $2.1 million were recognized as non-vested shares issued for the nine months ended September 30, 2005 and 2004, respectively.

The holders of these restricted shares have voting rights and receive dividends from the date of grant. These shares vest ratably over a period of one to five years. The Company records the awards as unearned compensation when granted using the fair value of the shares at the grant date and stock compensation expense pertaining to these restricted shares is amortized on a straight line basis over the period of vesting. Total stock compensation expense related to the restricted shares recorded for the nine months ended September 30, 2005 and 2004 amounted to $1.3 million and $1.0 million, respectively. At September 30, 2005 there were 140,133 non-vested restricted shares issued and outstanding.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior period amounts to conform to the current period presentation.

3. RENTAL PROPERTIES

The following table summarizes the carrying amounts of rental properties as of September 30, 2005 and December 31, 2004 (in thousands):

                                  SEPTEMBER 30, 2005   DECEMBER 31, 2004
                                  ------------------   -----------------
Buildings and improvements            $1,036,882          $  941,235
Furniture, fixtures & equipment            1,537               2,000
Land                                     304,838             265,276
                                      ----------          ----------
                                       1,343,257           1,208,511
Accumulated depreciation                (105,950)            (87,102)
                                      ----------          ----------
   Total                              $1,237,307          $1,121,409
                                      ==========          ==========

Depreciation expense on rental properties was $19.9 million and $16.9 million for the nine months ended September 30, 2005 and 2004, respectively.

4. UNCONSOLIDATED REAL ESTATE JOINT VENTURES

At September 30, 2005, the Company had a 20% investment interest in each of two unconsolidated real estate joint ventures, Atlantic-EPR I and Atlantic-EPR II. The Company accounts for its investment in these joint ventures under the equity method of accounting.

The Company recognized income of $325 and $307 (in thousands) from its investment in the Atlantic-EPR I joint venture during the first nine months of 2005 and 2004, respectively. The Company also received distributions from Atlantic-EPR I of $381 and $388 (in thousands) during the first nine months of 2005 and 2004, respectively. Condensed financial information for Atlantic-EPR I is as follows as of and for the nine months ended September 30, 2005 and 2004 (in thousands):

                           2005     2004
                         -------   ------
Rental properties, net   $30,050   30,694
Cash                         141      141
Long-term debt            16,548   16,840
Partners' equity          13,538   14,353
Rental revenue             3,112    3,054
Net income                 1,540    1,458

The Atlantic-EPR II joint venture was formed on March 1, 2004. The Company recognized income of $221 and $175 (in thousands) from its investment in this joint venture during the first nine months of 2005 and 2004, respectively. The Company also received distributions from Atlantic-EPR II of $263 and $218 (in thousands) during the first nine months of 2005 and 2004, respectively. Condensed financial information for Atlantic-EPR II is as follows as of and for the nine months ended September 30, 2005 and 2004 (in thousands):

                           2005     2004
                         -------   ------
Rental properties, net   $23,456   23,917
Cash                         130      113
Long-term debt            14,215   14,467
Partners' equity           9,037    9,370
Rental revenue             2,083    1,620
Net income                   977      736

The joint venture agreements allow Atlantic to exchange up to a maximum of 10% of its ownership interest per year in Atlantic-EPR I, beginning in 2005, and in Atlantic-EPR II, beginning in 2007, for common shares of the Company or, at the discretion of the Company, the cash value of those shares as defined in the partnership agreements.

5. EARNINGS PER SHARE

The following table summarizes the Company's common shares used for computation of basic and diluted earnings per share (in thousands):

                                           THREE MONTHS ENDED SEPTEMBER 30, 2005      NINE MONTHS ENDED SEPTEMBER 30, 2005
                                          ---------------------------------------   ---------------------------------------
                                             INCOME         SHARES      PER SHARE      INCOME         SHARES      PER SHARE
                                          (NUMERATOR)   (DENOMINATOR)     AMOUNT    (NUMERATOR)   (DENOMINATOR)     AMOUNT
                                          -----------   -------------   ---------   -----------   -------------   ---------
Basic earnings:
Income available to common shareholders     $14,898         25,086       $ 0.59       $42,511         24,995       $ 1.70
Effect of dilutive securities:
   Stock options                                 --            359        (0.01)           --            347        (0.02)
   Non-vested common share grants                --            140           --            --            140        (0.01)
                                            -------         ------       ------       -------         ------       ------
Diluted earnings                            $14,898         25,585       $ 0.58       $42,511         25,482       $ 1.67
                                            =======         ======       ======       =======         ======       ======

                                           THREE MONTHS ENDED SEPTEMBER 30, 2004      NINE MONTHS ENDED SEPTEMBER 30, 2004
                                          ---------------------------------------   ---------------------------------------
                                             INCOME         SHARES      PER SHARE      INCOME         SHARES      PER SHARE
                                          (NUMERATOR)   (DENOMINATOR)     AMOUNT    (NUMERATOR)   (DENOMINATOR)     AMOUNT
                                          -----------   -------------   ---------   -----------   -------------   ---------
Basic earnings:
Income available to common shareholders     $13,988         24,031       $ 0.58       $34,302         21,997       $ 1.56
Effect of dilutive securities:
   Stock options                                 --            466        (0.01)           --            460        (0.03)
   Contingent shares from conversion of
      minority interest                          --             --           --           750            571        (0.01)
   Non-vested common share grants                --            131           --            --            131        (0.01)
                                            -------         ------       ------       -------         ------       ------
Diluted earnings                            $13,988         24,628       $ 0.57       $35,052         23,159       $ 1.51
                                            =======         ======       ======       =======         ======       ======

6. PROPERTY ACQUISITIONS

During the three months ended September 30, 2005, the Company completed development of a megaplex theatre property in Hattiesburg, Mississippi. The Hattiesburg Grand Theatre 14 is operated by Southern Theatres and was completed for a total development cost (including land and building) of approximately $9.7 million. The land was purchased in 2005 by the Company for $2.0 million. This theatre is leased under a long-term triple-net lease.

7. INVESTMENT IN MORTGAGE NOTE

On June 1, 2005, a wholly-owned subsidiary of the Company provided a secured mortgage construction loan of $47 million Canadian (US $ 37.5 million) to Metropolis Limited Partnership (the Partnership). The Partnership was formed for the purpose of developing a 13 level entertainment center in downtown Toronto, Ontario, Canada. The Partnership consists of the developer of the center as general partner and two limited partner pension funds. It is anticipated that the development will be completed by the end of 2007 at a total cost of approximately $248 million Canadian, including all capitalized costs, and will contain approximately 360,000 square feet of net rentable area (excluding signage).

This mortgage note receivable bears interest at 15% and is senior to all other debt and equity in the Partnership at September 30, 2005. The Partnership has an agreement with a bank to provide a first mortgage construction loan to the Partnership of up to $106 million. The bank construction financing will be senior to the Company's mortgage note. The Company's mortgage note has a stated maturity of five years from issuance. No principal or interest payments are due prior to the end of 30 months from the date of the note. A 25% principal payment is due 30 months from the date of the note along with all accrued interest to date (defined as the "Option Due Date Amount"). The Partnership also has an option at the end of 30 months (the "Option Date") to either pay off the note in full including all accrued interest, without penalty, or to extend the Option Due Date Amount by an additional 12 months, in which case the Option Date will be at the end of 42 months. The Partnership can also prepay the note (in full only, including all accrued interest) at any other time with prepayment penalties as defined in the agreement. It is anticipated that permanent financing will be obtained upon project completion at the end of 30 months (November 2007) to replace the then existing construction financing.

On the maturity date or any other date that the Partnership elects to prepay the note in full to the Company, the Company has the option to purchase a 50% equity interest in the Partnership or alternative joint venture vehicle that is established. The purchase price stipulated in the option is based on estimated fair market value of the entertainment center at the time of exercise, defined as the then existing stabilized net operating income capitalized at a pre-determined rate. A subscription agreement governs the terms of the cash flow sharing with the other partners should the Company elect to become an owner.

The carrying value of the Company's mortgage note receivable at September 30, 2005 was US $42.5 million, including related accrued interest receivable of US $2.0 million. Cost overruns of the project, if any, are the responsibility of the Partnership. The Company has no obligation to fund any additional amounts, and has no other guarantees of any kind related to the project.

8. MORTGAGE NOTE PAYABLE

On May 19, 2005, a wholly-owned subsidiary of the Company obtained a $36.0 million non-recourse mortgage loan secured by a theatre and retail mix property in Burbank, California. The loan requires monthly principal and interest payments of approximately $206 thousand. The mortgage note is a ten-year fixed rate loan that bears interest at 5.56% and is due and payable on June 6, 2015.

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

10. COMMITMENTS AND CONTINGENCIES

As of September 30, 2005, the Company had five theatre development projects under construction for which it has agreed to either finance the development costs or purchase the theatre upon completion. The properties are being developed by the prospective tenants. These theatres are expected to have a total of 81 screens and their development costs (including land) are expected to be approximately $69.4 million. Through September 30, 2005, the Company has invested $18.9 million in these projects (including land), and has commitments to fund approximately $50.5 million of additional improvements. Development costs are advanced by the Company either in periodic draws or upon successful completion of construction. If the Company determines that construction is not being completed in accordance with the terms of the development agreement, the Company can discontinue funding construction draws or refuse to purchase the completed theatre. The Company has agreed to lease the theatres to the operators at pre-determined rates.

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

OVERVIEW

Our primary business strategy is to purchase real estate (land, buildings and other improvements) that we lease to operators of destination-based entertainment and entertainment-related properties. As of September 30, 2005, we had invested approximately $1.3 billion (before accumulated depreciation) in 63 megaplex theatre properties and various restaurant, retail and other properties located in 24 states and Ontario, Canada. As of September 30, 2005, we had invested approximately $16.7 million in development land and construction in progress for real-estate development. Also, as of September 30, 2005, we had invested approximately US $42.5 million in mortgage note financing for the development of a new entertainment retail center located in downtown Toronto, Ontario, Canada.

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

We incur general and administrative expenses including compensation expense for our executive officers and other employees, professional fees and various expenses incurred in the process of identifying, evaluating, acquiring and financing additional properties. We are self-administered and managed by our trustees, executive officers and other employees. Our primary non-cash expense is the depreciation of our properties. We depreciate buildings and improvements on our properties over a five-year to 40-year period for tax purposes and financial reporting purposes.

Our property acquisitions and development financing commitments are financed by cash from operations, borrowings under our secured revolving variable rate credit facility, long-term mortgage debt and the sale of equity securities. It has been our strategy to structure leases and financings to ensure a positive spread between our cost of capital and the rentals paid by our tenants. We have primarily acquired or developed new properties that are pre-leased to a single tenant or multi-tenant properties that have a high occupancy rate. We do not typically develop or acquire properties on a speculative basis or that are not significantly pre-leased. We have also entered into joint ventures formed to own and lease single properties, and provided mortgage note financing for a new development in Canada as described above. We intend to continue entering into some or all of these types of arrangements in the foreseeable future.

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

Revenue Recognition

Rents that are fixed and determinable are recognized on a straight-line basis over the minimum terms of the leases. Base rent escalation in other leases is dependent upon increases in the Consumer Price Index (CPI) and accordingly, management does not include any future base rent escalation amounts on these leases in current revenue. Most of our leases provide for percentage rents based upon the level of sales achieved by the tenant. These percentage rents are recognized once the required sales level is achieved.

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

We apply the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We assess the carrying value of our rental properties whenever events or changes in circumstances indicate that the carrying amount of a property may not be recoverable. Certain factors that may occur and indicate that impairments may exist include, but are not limited to: underperformance relative to projected future operating results, tenant difficulties and significant adverse industry or market economic trends. No such indicators existed during the first nine months of 2005. If an indicator of possible impairment exists, a property is evaluated for impairment by comparing the carrying amount of the property to the estimated undiscounted future cash flows expected to be generated by the property. If the carrying amount of a property exceeds its estimated future cash flows on an undiscounted basis, an impairment charge is recognized in the amount by which the carrying amount of the property exceeds the fair value of the property. Management estimates fair value of our rental properties based on projected discounted cash flows using a discount rate determined by management to be commensurate with the risk inherent in the Company. Management did not record any impairment charges in the first nine months of 2005.

Real Estate Acquisitions

Upon acquisitions of real estate properties, we make subjective estimates of the fair value of acquired tangible assets (consisting of land, building, tenant improvements, and furniture, fixtures and equipment) and identified intangible assets and liabilities (consisting of above and below market leases, in-place leases, tenant relationships and assumed financing that is determined to be above or below market terms) in accordance with Statement of Financial Accounting Standards (SFAS) No.141, "Business Combinations." We utilize methods similar to those used by independent appraisers in making these estimates. Based on these estimates, we allocate the purchase price to the applicable assets and liabilities. These estimates have a direct impact on our net income.

RECENT DEVELOPMENTS

During the three months ended September 30, 2005, we completed development of a megaplex theatre property in Hattiesburg, Mississippi. The Hattiesburg Grand Theatre 14 is operated by Southern Theatres and was completed for a total development cost (including land and building) of approximately $9.7 million. We purchased the land in 2005 for $2.0 million. This theatre is leased under a long-term triple-net lease.

The hurricane events of September 2005 in the Gulf States region of the United States impacted five of our theatres located in the New Orleans, Louisiana area, totaling 68 screens. These five theatres are all operated by AMC. Two of the theatres, totaling 20 screens, have reopened. The remaining three theatres, totaling 48 screens, remain closed for repair. One theatre is expected to reopen a majority of its screens by the end of October and be fully operational within three months. The two remaining locations, totaling 36 screens, are expected to remain closed for a period of three to six months while repairs to the theatres are made.

One of our theatres located in Biloxi, Mississippi also suffered minor damage, but has been repaired and is currently open for business. The Biloxi theatre is operated by Southern Theatres.

All six of the theatres impacted by the hurricane events are leased under long-term triple-net leases which require tenants to maintain a minimum of 18 months of business interruption insurance, and provide that repair of damage to the theatres is the responsibility of the tenants and/or the tenants' insurance providers. In addition, the tenants remain responsible for paying base rent during any repair period. Percentage rent of $197,000 has been collected in 2005 related to one of the closed theatres. Prior to the hurricanes, no additional percentage rents had been anticipated related to this theatre or any of the other five theatres for the remainder of 2005. We expect no percentage rent will be received in 2006 related to any of these six theatres.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

Rental revenue was $36.9 million for the three months ended September 30, 2005 compared to $32.3 million for the three months ended September 30, 2004. The $4.6 million increase resulted primarily from the property acquisitions completed in 2004 and 2005 and base rent increases on existing properties. Percentage rents of $395 thousand and $520 thousand were recognized during the three months ended September 30, 2005 and 2004, respectively. Straight line rents of $602 thousand and $665 thousand were recognized during the three months ended September 30, 2005 and 2004, respectively.

Tenant reimbursements totaled $2.8 million for the three months ended September 30, 2005 compared to $2.5 million for the three months ended September 30, 2004. These tenant reimbursements arise from the operations of our retail centers. The $0.3 million increase is due primarily to the acquisition of the retail center in Burbank, CA on March 31, 2005.

Other income was $602 thousand for the three months ended September 30, 2005 compared to $297 thousand for the three months ended September 30, 2004. The increase of $305 thousand relates to revenues from a family bowling center in Westminster, Colorado opened in November 2004 and a restaurant in Southfield, Michigan opened in September 2005. Both are operated through a wholly-owned taxable REIT subsidiary.

Mortgage financing interest for the three months ended September 30, 2005 was $1.5 million and related solely to interest income from the mortgage note financing we provided in Canada in June of 2005 (described in Note 7 to the consolidated financial statements in this Form 10-Q). No such revenue was recognized in the third quarter of 2004.

Our property operating expense totaled $3.8 million for the three months ended September 30, 2005 compared to $3.0 million for the three months ended September 30, 2004. These property operating expenses arise from the operations of our retail centers. The $0.8 million increase is due primarily to the acquisition of the retail center in Burbank, CA on March 31, 2005, and increases in property taxes and maintenance at certain of these properties.

Other operating expense totaled $806 thousand for the three months ended September 30, 2005 and related solely to the operations of the family bowling center in Westminster, Colorado and a restaurant in Southfield, Michigan. Both are operated through a wholly-owned taxable REIT subsidiary. No such costs were incurred in the third quarter of 2004.

Our net interest expense increased by $1.5 million to $11.0 million for the three months ended September 30, 2005 from $9.5 million for the three months ended September 30, 2004. The increase in net interest expense primarily resulted from increases in long-term debt used to finance real estate acquisitions and an increase in the LIBOR and prime interest rates associated with our borrowings under our secured revolving variable rate credit facility.

Depreciation and amortization expense, including amortization of non-vested shares, totaled $7.4 million for the three months ended September 30, 2005 compared to $6.4 million for the same period in 2004. The $1.0 million increase resulted primarily from the property acquisitions completed in 2005 and 2004 and the addition of employees in 2004.

Preferred dividend requirements for the three months ended September 30, 2005 were $2.9 million compared to $1.4 million for the same period in 2004. The $1.5 million increase is due to the issuance of 3.2 million Series B preferred shares in January of 2005 (described in Note 9 to the consolidated financial statements in this Form 10-Q).

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

Rental revenue was $107.2 million for the nine months ended September 30, 2005 compared to $91.3 million for the nine months ended September 30, 2004. The $15.9 million increase resulted primarily from the property acquisitions completed in 2004 and 2005 and base rent increases on existing properties. Percentage rents of $1.4 million and $1.7 million were recognized during the nine months ended September 30, 2005 and 2004, respectively. Straight line rents of $1.6 million were recognized for both the nine months ended September 30, 2005 and 2004. As of September 30, 2005 and 2004, the receivable for straight line rents was $4.1 million and $1.7 million, respectively.

Tenant reimbursements totaled $8.9 million for the nine months ended September 30, 2005 compared to $7.1 million for the nine months ended September 30, 2004. These tenant reimbursements arise from the operations of our retail centers. The $1.8 million increase is due primarily to the acquisitions of the retail centers in Burbank, CA on March 31, 2005 and Ontario, Canada on March 1, 2004.

Other income was $2.5 million for the nine months ended September 30, 2005 compared to $393 thousand for the nine months ended September 30, 2004. The increase of $2.1 million relates to revenues from a family bowling center in Westminster, Colorado opened in November 2004 and a restaurant in Southfield, Michigan opened in September 2005. Both are operated through a wholly-owned taxable REIT subsidiary.

Mortgage financing interest for the nine months ended September 30, 2005 was $2.0 million and related solely to interest income from the mortgage note financing we provided in Canada in June of 2005 (described in Note 7 to the consolidated financial statements in this Form 10-Q). No such revenue was recognized during the first nine months of 2004.

Our property operating expense totaled $11.4 million for the nine months ended September 30, 2005 compared to $8.7 million for the nine months ended September 30, 2004. These property operating expenses arise from the operations of our retail centers. The $2.7 million increase is due primarily to the acquisitions of the retail centers in Burbank, CA on March 31, 2005 and Ontario, Canada on March 1, 2004, and increases in property taxes and maintenance at certain of these properties.

Other operating expense totaled $2.0 million for the nine months ended September 30, 2005 and related solely to the operations of the family bowling center in Westminster, Colorado and a restaurant in Southfield, Michigan. Both are operated through a wholly-owned taxable REIT subsidiary. No such costs were incurred in the first nine months of 2004.

Our general and administrative expenses totaled $4.3 million for the nine months ended September 30, 2005 compared to $3.7 million for the same period in 2004. The $0.6 million increase is due primarily to the following:

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

Costs associated with loan refinancing for the nine months ended September 30, 2004 were $1.1 million. These costs related to the termination of our iStar Credit Facility and consisted of a prepayment penalty of $405 thousand and the write-off of $729 thousand of remaining unamortized financing fees. No such costs were incurred for the nine months ended September 30, 2005.

Our net interest expense increased by $2.5 million to $30.8 million for the nine months ended September 30, 2005 from $28.3 million for the nine months ended September 30, 2004. The increase in net interest expense primarily resulted from increases in long-term debt used to finance real estate acquisitions and an increase in the interest rate associated with our borrowings under our secured revolving variable rate credit facility.

Depreciation and amortization expense, including amortization of non-vested shares, totaled $21.7 million for the nine months ended September 30, 2005 compared to $18.1 million for the same period in 2004. The $3.6 million increase resulted primarily from the property acquisitions completed in 2005 and 2004 and the addition of employees in 2004.

Income from joint ventures totaled $546 thousand for the nine months ended September 30, 2005 compared to $482 thousand for the same period in 2004. The increase is primarily due to the addition of the Atlantic-EPR II joint venture as of March 1, 2004.

For the nine months ended September 30, 2005 there were no minority interests in net income as compared to $982 thousand for the nine months ended September 30, 2004. The decrease is due primarily to the conversion of the preferred interest in EPT Gulf States, LLC as of September 20, 2004 to 857,145 common shares of the Company.

Preferred dividend requirements for the nine months ended September 30, 2005 were $8.4 million compared to $4.1 million for the same period in 2004. The $4.3 million increase is due to the issuance of 3.2 million Series B preferred shares in January of 2005 (described in Note 9 to the consolidated financial statements in this Form 10-Q).

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $8.4 million at September 30, 2005. In addition, we had restricted cash of $11.7 million at September 30, 2005 required in connection with debt service, payment of real estate taxes and capital improvements.

Mortgage Debt and Credit Facilities

As of September 30, 2005, we had total debt outstanding of $664.6 million. All of our debt is mortgage debt secured by a substantial portion of our rental properties. As of September 30, 2005, $575.6 million of debt outstanding was fixed rate debt with a weighted average interest rate of approximately 6.3%.

At September 30, 2005, we had $89.0 million in debt outstanding under our $150.0 million secured revolving variable rate credit facility that bears interest at a floating rate and is secured by thirteen theatre properties, two theatre and retail mix properties and one retail mix property. The credit facility matures in March of 2007.

Our principal investing activity is the purchase and development of rental property, which is generally financed with mortgage debt and the proceeds from equity offerings. Continued growth of our rental property portfolio will depend in part on our continued ability to access funds through additional borrowings and equity security offerings.

Liquidity Requirements

Short-term liquidity requirements consist primarily of normal recurring corporate operating expenses, debt service requirements and distributions to shareholders. We meet these requirements primarily through cash provided by operating activities. Cash provided by operating activities was $69.8 million for the nine months ended September 30, 2005 and $61.1 million for the nine months ended September 30, 2004. We anticipate that our cash on hand, cash from operations, and funds available under our secured revolving variable rate credit facility will provide adequate liquidity to fund our operations, make interest and principal payments on our debt, and allow distributions to our shareholders and avoidance of corporate level federal income or excise tax in accordance with Internal Revenue Code requirements for qualification as a REIT.

We had five theatre projects under construction at September 30, 2005. The properties are being developed by and have been pre-leased to the prospective tenants under long-term triple-net leases. The cost of development is paid by us either in periodic draws or upon successful completion of construction. The related timing and amount of rental payments to be received by us from tenants under the leases correspond to the timing and amount of funding by us of the cost of development. These theatres will have a total of 81 screens and their total development costs (including land) will be approximately $69.4 million. Through September 30, 2005, we have invested $18.9 million in these projects (including land), and have commitments to fund an additional $50.5 million in improvements. We plan to fund development primarily with funds generated by debt financing and/or equity offerings. If we determine that construction is not being completed in accordance with the terms of the development agreement, we can discontinue funding construction draws or refuse to purchase the completed theatre.

As further described in Note 9 to the consolidated financial statements in this Form 10-Q, we completed an offering of Series B preferred shares in January 2005, generating net proceeds (before expenses) of $77.5 million. We used proceeds from this offering to payoff $18.8 million in mortgage debt which matured on February 1, 2005.

Off Balance Sheet Arrangements

At September 30, 2005, we had a 20% investment interest in two unconsolidated real estate joint ventures, Atlantic-EPR I and Atlantic-EPR II, which are accounted for under the equity method of accounting. We do not anticipate any material impact on our liquidity as a result of any commitments that may arise involving those joint ventures. We recognized income of $325 thousand and $307 thousand from our investment in the Atlantic-EPR I joint venture during the first nine months of 2005 and 2004, respectively. We also recognized income of $221 thousand and $175 thousand from our investment in the Atlantic-EPR II joint venture during the first nine months of 2005 and 2004, respectively.

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

The following tables summarize our FFO for the three and nine month periods ended September 30, 2005 and September 30, 2004 (in thousands):

                                                     THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                     --------------------------------   -------------------------------
                                                               2005      2004                    2005      2004
                                                             -------   -------                 -------   -------
Net income available to common shareholders                  $14,898   $13,988                 $42,511   $34,302
Add: Real estate depreciation and amortization                 6,844     5,778                  20,057    16,347
Add: Allocated share of joint venture depreciation                61        59                     181       163
                                                             -------   -------                 -------   -------
      Basic Funds From Operations                             21,803    19,825                  62,749    50,812

Add: Minority interest in net income                              --        --                      --       750
                                                             -------   -------                 -------   -------
      Diluted Funds From Operations                          $21,803   $19,825                 $62,749   $51,562
                                                             =======   =======                 =======   =======

FFO per common share:
   Basic                                                     $  0.87   $  0.82                 $  2.51   $  2.31
   Diluted                                                      0.85      0.80                    2.46      2.23

Shares used for computation (in thousands):
   Basic                                                      25,086    24,031                  24,995    21,997
   Diluted                                                    25,585    24,628                  25,482    23,159

Other financial information:
   Straight-lined rental revenue                             $   602   $   665                 $ 1,647   $ 1,635

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

Our theatre leases are triple-net leases requiring the tenants to pay substantially all expenses associated with the operation of the properties, thereby minimizing our exposure to increases in costs and operating expenses resulting from inflation. A portion of our retail and restaurant leases are non-triple-net leases. These retail leases represent approximately 20% of our total real estate square footage. To the extent any of those leases contain fixed expense reimbursement provisions or limitations, we may be subject to increases in costs resulting from inflation that are not fully passed through to tenants.

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

ITEM 4. CONTROLS AND PROCEDURES

A review and evaluation was performed by our management, including our Chief Executive Officer (the "CEO") and Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005, the end of the period covered by this report. Based on that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures, as designed and implemented, were effective. There were no material weaknesses identified in the course of such review and evaluation and, therefore, no corrective measures were taken by us in our internal control over financial reporting. In addition, there were no significant changes in our internal control over financial reporting during the quarter.

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

                                        ENTERTAINMENT PROPERTIES TRUST


Dated: October 27, 2005                 By /s/ David M. Brain
                                           -------------------------------------
                                           David M. Brain, President - Chief
                                           Executive Officer and Trustee


Dated: October 27, 2005                 By /s/ Fred L. Kennon
                                           -------------------------------------
                                           Fred L. Kennon, Vice President -
                                           Chief Financial Officer