Form 10-K
period 2005-12-31
ENTERTAINMENT PROPERTIES TRUST
filed 2006-02-28
CIK 1045450

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                   For the fiscal year ended December 31, 2005

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

                                      None.

INDICATE BY CHECK MARK IF THE REGISTRANT IS A WELL-KNOWN SEASONED ISSUER, AS DEFINED IN RULE 405 OF THE SECURITIES ACT. YES [X] NO [ ]

INDICATE BY CHECK MARK IF THE REGISTRANT IS NOT REQUIRED TO FILE REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE ACT. YES [ ] NO [X]

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A LARGE ACCELERATED FILER, AN ACCELERATED FILER OR A NON-ACCELERATED FILER. SEE DEFINITION OF "ACCELERATED FILER AND LARGE ACCELERATED FILER" IN RULE 12B-2 OF THE EXCHANGE ACT.
LARGE ACCELERATED FILER [X] ACCELERATED FILER [ ]   NON-ACCELERATED FILER [ ]

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT). YES [ ] NO [X]

THE AGGREGATE MARKET VALUE OF THE COMMON SHARES OF BENEFICIAL INTEREST ("COMMON SHARES") OF THE REGISTRANT HELD BY NON-AFFILIATES, BASED ON THE CLOSING PRICE ON THE LAST BUSINESS DAY OF THE REGISTRANT'S MOST RECENTLY COMPLETED SECOND FISCAL QUARTER, AS REPORTED ON THE NEW YORK STOCK EXCHANGE, WAS $1,212,828,686. AT FEBRUARY 24, 2006, THERE WERE 26,365,841 COMMON SHARES OUTSTANDING.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2006 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A are incorporated by reference in Part III of this Form 10-K.

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

We are a self-administered REIT. As of December 31, 2005, our real estate portfolio was comprised of over $1.4 billion in assets and consisted of 67 megaplex theatre properties (including three joint venture properties) located in 24 states and Ontario, Canada, six additional theatre properties under development, seven entertainment retail centers (including one joint venture property) located in Westminster, Colorado, New Rochelle, New York, Burbank, California and Ontario, Canada, other specialty properties, and land parcels leased to restaurant and retail operators adjacent to several of our theatre properties. Our theatre properties are leased to leading theatre operators, including American Multi-Cinema, Inc. ("AMC"), a subsidiary of AMC Entertainment, Inc. ("AMCE"), Muvico Entertainment, LLC ("Muvico"), Regal Cinemas, Inc. ("Regal"), Consolidated Theatres ("Consolidated"), Loews Cineplex Entertainment ("Loews"), Rave Motion Pictures ("Rave"), AmStar Cinemas, LLC ("AmStar") , Wallace Theatres ("Wallace"), Crown Theatres ("Crown"), Southern Theatres ("Southern") and Kerasotes Theatres ("Kerasotes"). Approximately 54% of our megaplex theatre properties are leased to AMC.

During the year ended December 31, 2005, approximately $31.8 million, or 19.3% of our total revenue was derived from our four entertainment retail centers in Ontario, Canada which we acquired on March 1, 2004, and our mortgage note receivable, funded on June 1, 2005, which is secured by property also in Ontario, Canada. The Canadian entertainment retail centers represent approximately $174.6 million, or 13.6% of our total rental properties at December 31, 2005, and combined with the carrying value of our mortgage note receivable, represent approximately $218.6 million or 15.5% of our total assets at December 31, 2005. (See "Risk Factors - There are risks in owning assets outside the U.S." and "Changes in foreign currency exchange rates may have an impact on the value of our shares.")

For a discussion of material property acquisitions during the year ended December 31, 2005, see Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments."

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

Megaplex theatres typically have at least 12 screens with stadium-style seating (seating with elevation between rows to provide unobstructed viewing) and are equipped with amenities that significantly enhance the audio and visual experience of the patron. We believe the development of megaplex theatres has accelerated the obsolescence of many of the previous generation of multiplex movie theatres by setting new standards for moviegoers, who, in our experience, have demonstrated their preference for the more attractive surroundings, wider variety of films and superior customer service typical of megaplex theatres (see "Risk Factors - Operating risks in the entertainment industry may affect the ability of our tenants to perform under their leases" and "Market prices for our shares may be affected by perceptions about the financial health or share value of our tenants or the performance of REIT stocks generally.")

We expect the development of megaplex theatres to continue in the United States and abroad for the foreseeable future. With the development of the stadium style megaplex theatre as the preeminent format for cinema exhibition, the older generation of smaller flat-floor theatres has generally experienced a significant downturn in attendance and performance. As a result of the significant capital commitment involved in building megaplex theatres and the experience and industry relationships of our management, we believe we will continue to have opportunities to provide capital to businesses that seek to develop and operate these properties but would prefer to lease rather than own the properties. We believe our ability to finance these properties will enable us to continue to grow and diversify our asset base (See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of capital requirements necessary for the Company's continued growth).

BUSINESS OBJECTIVES AND STRATEGIES

Our primary business objective is to continue to enhance shareholder value by achieving predictable and increasing Funds From Operations ("FFO") per Share (See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Funds From Operations" for a discussion of FFO), through the acquisition of high-quality properties leased primarily to entertainment and entertainment-related business operators. We intend to achieve this objective by continuing to execute the Growth Strategies, Operating Strategies and Capitalization Strategies described below:

GROWTH STRATEGIES

FUTURE INVESTMENTS

We intend to pursue acquisitions of high-quality properties from operators with a strong market presence. As a part of our growth strategy, we will consider developing additional megaplex theatre properties, and developing or acquiring single-tenant entertainment, entertainment-related or specialty properties. We will also consider developing or acquiring additional entertainment retail centers ("ERC's"), centers generally anchored by an entertainment component such as a megaplex theatre and containing other entertainment-related properties. In lieu of acquisition or development, we may also pursue opportunities to provide mortgage financing for these same property types. To accomplish our growth strategies, we will consider entering into additional joint ventures with other developers or investors (see "Capitalization Strategies - Joint Ventures").

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

TENANT RELATIONSHIPS

We intend to continue developing and maintaining long-term working relationships with theatre, restaurant, retail, and other entertainment-related and specialty business operators and developers by providing capital for multiple properties on a national or regional basis, thereby enhancing efficiency and value to those operators and to the Company.

PORTFOLIO DIVERSIFICATION

We will endeavor to further diversify our asset base by property type, geographic location and tenant. In pursuing this diversification strategy, we will target theatre, restaurant, retail and other entertainment-related business operators which management views as leaders in their market segments and which have the financial strength to compete effectively and perform under their leases with the Company. We may also consider the acquisition of other specialty properties if they add value to our shareholders.

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

On January 31, 2006, we amended and restated our secured revolving variable rate credit facility to increase the size of the facility to $200 million from $150 million, extend its term, improve the pricing and convert from a secured to an unsecured facility.

The amended facility (referred to in this report as the "unsecured revolving variable rate credit facility") carries an interest rate ranging from LIBOR plus 130 to 175 basis points, compared to LIBOR plus 175 to 250 basis points previously paid. The unsecured revolving variable rate credit facility has a three year term expiring in 2009 with a one-year extension available at our option.

JOINT VENTURES

We will examine and may pursue potential additional joint venture opportunities with institutional investors or developers if they are considered to add value to our shareholders. We may employ higher leverage in joint ventures (See "Risk Factors - Joint ventures may limit flexibility with jointly owned investments").

PAYMENT OF REGULAR DISTRIBUTIONS

We have paid and expect to continue paying quarterly dividend distributions to our common and preferred shareholders. Our Series A preferred shares have a dividend rate of 9.50% and our Series B preferred shares have a dividend rate of 7.75%. Among the factors the Board of Trustees considers in setting the common share distribution rate are the applicable REIT tax rules and regulations that apply to distributions, the Company's results of operations, including FFO per share, and the Company's Cash Available for Distribution (defined as net cash flow available for distribution after payment of operating expenses, debt service, and other obligations). We expect to periodically increase distributions on our common shares as FFO and Cash Available for Distribution increase and as other considerations and factors warrant (See "Risk Factors - We cannot assure you we will continue paying dividends at historical rates").

COMPETITION

We compete for real estate financing opportunities with other companies that invest in real estate, as well as traditional financial sources such as banks and insurance companies. While we were the first publicly traded REIT formed to specialize in entertainment-themed properties, other REITs have financed and may continue to seek to finance entertainment properties as new properties are developed or become available for acquisition.

EMPLOYEES

As of December 31, 2005, we had thirteen full time employees.

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

ITEM 1A.  RISK FACTORS

There are many risks and uncertainties that can affect our future business, financial performance or share price. Some of these are beyond our control. Here is a brief description of some of the important factors which could cause our future business, operating results, financial condition or share price to be materially different than our expectations. This discussion includes a number of forward-looking statements. You should refer to the description of the qualifications and limitations on forward-looking statements on page 28 of this report.

          RISKS THAT MAY IMPACT OUR FINANCIAL CONDITION OR PERFORMANCE

WE COULD BE ADVERSELY AFFECTED BY A TENANT'S BANKRUPTCY

If a tenant becomes bankrupt or insolvent, that could diminish the income we expect from that tenant's leases. We may not be able to evict a tenant solely because of its bankruptcy. On the other hand, a bankruptcy court might authorize the tenant to terminate its leases with us. If that happens, our claim against the bankrupt tenant for unpaid future rent would be subject to statutory limitations that might be substantially less than the remaining rent owed under the leases. In addition, any claim we have for unpaid past rent would likely not be paid in full and we would also have to take a charge against earnings for any accrued straight-line rent receivable related to the leases. Two of our tenants, Edwards Theatre Circuit, Inc. (now part of the Regal Entertainment Group), which operates two of our theatre properties, and Loews

Cineplex Entertainment (now merged with AMC), which operates two of our theatres, filed for, and emerged from, bankruptcy reorganization in 2002. We did not incur any significant expenses or loss of revenue as a result of those bankruptcy reorganizations.

WE COULD BE ADVERSELY AFFECTED BY A MORTGAGOR'S BANKRUPTCY OR DEFAULT

If a mortgagor becomes bankrupt or insolvent or defaults under its mortgage, that could force us to declare a default and foreclose on the underlying property. There is a risk that the fair value of the property will be less than the carrying value of the property's debt at the time of the foreclosure and we may have to take a charge against earnings. We may experience costs and delays in recovering a property in foreclosure or finding a substitute operator for the property. If the mortgage we hold is subordinated to senior financing secured by the property, our recovery would be limited to any amount remaining after satisfaction of all amounts due to the holder of the senior financing. We have agreed to subordinate our Canadian mortgage financing to any bank construction financing to be obtained by the borrower.

OUR THEATRE TENANTS MAY BE ADVERSELY AFFECTED BY THE OBSOLESCENCE OF ANY OLDER MULTIPLEX THEATRES THEY OWN OR BY ANY OVERBUILDING OF MEGAPLEX THEATRES IN THEIR MARKETS.

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

A SINGLE TENANT REPRESENTS A SUBSTANTIAL PORTION OF OUR LEASE REVENUES

Approximately 54% of our megaplex theatre properties are leased to AMC, one of the nation's largest movie exhibition companies. AMCE has guaranteed AMC's performance under substantially all of their leases. We have diversified and expect to continue to diversify our real estate portfolio by entering into lease transactions with a number of other leading operators. Nevertheless, our revenues and our continuing ability to pay shareholder dividends are currently substantially dependent on AMC's performance under its leases and AMCE's performance under its guaranty.

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

THERE IS RISK IN USING DEBT TO FUND PROPERTY ACQUISITIONS

We have used leverage to acquire properties and expect to continue to do so in the future. Although the use of leverage is common in the real estate industry, our use of debt to acquire properties does expose us to some risks. If a significant number of our tenants fail to make their lease payments and we don't have sufficient cash to pay principal and interest on the debt, we could default on our debt obligations. A substantial amount of our debt financing is secured by mortgages on our properties. If we fail to meet our mortgage payments, the lenders could declare a default and foreclose on those properties. Our unsecured revolving variable rate credit facility also exposes us to the risk of higher interest rates on amounts borrowed under that facility. If the tenants of properties in the borrowing base for our unsecured revolving variable rate credit facility default on their lease obligations or the properties otherwise fail to qualify for inclusion in the borrowing base, that could limit the amount we could borrow under the facility.

A PORTION OF OUR SECURED DEBT HAS A "HYPER-AMORTIZATION" PROVISION WHICH MAY REQUIRE US TO REFINANCE THE DEBT OR SELL THE PROPERTIES SECURING THE DEBT PRIOR TO MATURITY

As of December 31, 2005, we had approximately $94.9 million outstanding under a single secured mortgage loan agreement that contains a "hyper-amortization" feature, in which the principal payment schedule is rapidly accelerated, and our principal payments are substantially increased, if we fail to pay the balance on the anticipated prepayment date of July 11, 2008. We undertook this debt on the assumption that we will be able to refinance the debt prior to these hyper-amortization payments becoming due. If we cannot obtain acceptable refinancing at the appropriate time, the hyper-amortization payments will require substantially all of the revenues from those properties securing the debt to be applied to the debt repayment, which could substantially reduce our common share dividend rate and could adversely affect our financial condition and liquidity.

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

      - The risk that local conditions could adversely affect the value of our properties

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

OUR MULTI-TENANT PROPERTIES EXPOSE US TO ADDITIONAL RISKS

Our entertainment retail centers in Westminster, Colorado, New Rochelle, New York, Burbank, California and Ontario, Canada, and similar properties we may seek to acquire or develop in the future, involve risks not typically encountered in the purchase and lease-back of megaplex theatres which are operated by a single tenant. The ownership or development of multi-tenant retail centers could expose us to the risk that a sufficient number of suitable tenants may not be found to enable the center to operate profitably and provide a return to us. Retail centers are also subject to tenant turnover and fluctuations in occupancy rates, which could affect our operating results. Multi-tenant retail centers also expose us to the risk of potential "CAM slippage," which may occur when CAM fees paid by tenants are exceeded by the actual cost of taxes, insurance and maintenance at the property.

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

Recent rulings in lawsuits brought by the United States Department of Justice have found AMC, our most significant tenant, to be in violation of certain provisions of the ADA. AMC has advised us it estimates that it will cost approximately $63 million over the next five years to remedy these conditions. A portion of the rulings is being appealed by AMC. Regardless of the outcome of such appeal, the cost of remediation is the responsibility of AMC.

Our properties are also subject to various other federal, state and local regulatory requirements. With the exception of the ADA issues discussed above, we believe our properties are in material compliance with all applicable regulatory requirements. However, we do not know whether existing requirements will change or whether compliance with future requirements will involve significant unanticipated expenditures. Although these expenditures would be the responsibility of our tenants, if tenants fail to perform these obligations, we may be required to do so.

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

These costs could be substantial and in extreme cases could exceed the value of the contaminated property. The presence of hazardous substances or petroleum products or the failure to properly remediate contamination may adversely affect our ability to borrow against, sell or lease an affected property. In addition, some environmental laws create liens on contaminated sites in favor of the government for damages and costs it incurs in connection with a contamination. Most of our loan agreements require the Company or a subsidiary to indemnify the lender against environmental liabilities. Our leases require the tenants to operate the properties in compliance with environmental laws and to indemnify us against environmental liability arising from the operation of the properties. We believe all of our properties are in material compliance with environmental laws. However, we could be subject to strict liability under environmental laws because we own the properties. There is also a risk that tenants may not satisfy their environmental compliance and indemnification obligations under the leases. Any of these events could substantially increase our cost of operations, require us to fund environmental indemnities in favor of our lenders, limit the amount we could borrow under our unsecured revolving variable rate credit facility, and reduce our ability to service our debt and pay dividends to shareholders.

REAL ESTATE INVESTMENTS ARE RELATIVELY NON-LIQUID

We may desire to sell a property in the future because of changes in market conditions, poor tenant performance or default of any mortgage we hold, or to avail ourselves of other opportunities. We may also be required to sell a property in the future to meet debt obligations or avoid a default. Specialty real estate projects such as megaplex theatres cannot always be sold quickly, and we cannot assure you that we could always obtain a favorable price. We may be required to invest in the restoration or modification of a property before we can sell it.

THERE ARE RISKS IN OWNING ASSETS OUTSIDE THE UNITED STATES

Our properties in Canada and the property securing our Canadian mortgage financing are subject to the risks normally associated with international operations. The rentals under our Canadian leases, the debt service on our Canadian mortgage financing and the payments to be received on our Canadian mortgage receivable are payable or collectible (as applicable) in Canadian dollars, which could expose us to losses resulting from fluctuations in exchange rates. Canadian real estate and tax laws are complex and subject to change, and we cannot assure you we will always be in compliance with those laws or that compliance will not expose us to additional expense. We may also be subject to fluctuations in Canadian real estate values or markets or the Canadian economy as a whole, which may adversely affect our Canadian investments.

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

CHANGES IN FOREIGN CURRENCY EXCHANGE RATES MAY HAVE AN IMPACT ON THE VALUE OF OUR SHARES

The functional currency for our Canadian operations and mortgage note receivable is the Canadian dollar. As a result, our future earnings could be affected by fluctuations in the exchange rate between U.S. and Canadian dollars, which in turn could affect our share price. We have attempted to mitigate our exposure to Canadian currency exchange risk by having both our Canadian lease rentals and the debt service on our Canadian mortgage financing payable in the same currency. We may also from time to time enter into foreign exchange contracts to hedge our transaction exposures. We had no outstanding foreign exchange contracts as of December 31, 2005 and 2004. If we enter into any such contracts in the future, we could be subject to the risk of loss on those contracts. We do not engage in purchasing forward exchange contracts for speculative purposes.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

As of December 31, 2005, our real estate portfolio consisted of 67 megaplex theatre properties and various restaurant, retail and other properties located in 24 states and Ontario, Canada. Except as otherwise noted, all of the real estate investments listed below are owned or ground leased directly by us. The following table lists our properties, their locations, acquisition dates, number of theatre screens, number of seats, gross square footage, and the tenant.

                                                               ACQUISITION                          BUILDING
              PROPERTY                      LOCATION              DATE       SCREENS    SEATS    (GROSS SQ. FT)     TENANT
-----------------------------------    --------------------    -----------   -------  ---------  --------------  -------------
Megaplex Theatre Properties:
      Grand 24 (3)                     Dallas, TX               11/97           24        5,067        98,175     AMC
      Mission Valley 20 (1) (3)        San Diego, CA            11/97           20        4,361        84,352     AMC
      Promenade 16 (3)                 Los Angeles, CA          11/97           16        2,860       129,822     AMC
      Ontario Mills 30 (3)             Los Angeles, CA          11/97           30        5,469       131,534     AMC
      Lennox 24 (1) (3)                Columbus, OH             11/97           24        4,412        98,261     AMC
      West Olive 16 (3)                St. Louis, MO            11/97           16        2,817        60,418     AMC
      Studio 30 (3)                    Houston, TX              11/97           30        6,032       136,154     AMC
      Huebner Oaks 24 (3)              San Antonio, TX          11/97           24        4,400        96,004     AMC
      First Colony 24 (1) (6)          Houston, TX              11/97           24        5,098       107,690     AMC
      Oakview 24 (1) (6) (10)          Omaha, NE                11/97           24        5,098       107,402     AMC
      Leawood Town Center 20 (6)       Leawood, KS               2/98           20        2,995        75,224     AMC
      Gulf Pointe 30 (2) (6)           Houston, TX               3/98           30        6,008       130,891     AMC
      South Barrington 30 (6)          Chicago, IL               3/98           30        6,210       130,891     AMC
      Cantera 30 (2) (5)               Chicago, IL               4/98           30        6,210       130,757     AMC
      Mesquite 30 (2) (6)              Dallas, TX                6/98           30        6,008       130,891     AMC
      Hampton Town Center 24 (6)       Norfolk, VA               8/98           24        5,098       107,396     AMC
      Raleigh Grand 16 (4)             Raleigh, NC               8/98           16        2,596        51,450     Consolidated
      Pompano 18 (4)                   Pompano Beach, FL        11/98           18        3,424        73,637     Muvico
      Paradise 24 (6)                  Davie, FL                12/98           24        4,180        96,497     Muvico
      Boise Stadium (1) (4)            Boise, ID                12/98           21        4,734       140,300     Regal
      Aliso Veijo Stadium 20 (6)       Los Angeles, CA          12/98           20        4,352        98,557     Regal
      Westminster 24 (7)               Westminster, CO           6/99           24        4,812       107,000     AMC
      Woodridge 18 (2) (10)            Woodridge, IL             6/99           18        4,384        84,206     Loews
      Tampa Starlight 20 (10)          Tampa, FL                 1/00           20        3,928        84,000     Muvico
      Palm Promenade 24 (10)           San Diego, CA             1/00           24        4,586        88,610     AMC
      Cary Crossroads 20 (10)          Cary, NC                  3/02           20        3,936        77,475     Consolidated
      Elmwood Palace 20 (10)           New Orleans, LA           3/02           20        4,357        90,391     AMC
      Hammond Palace 10 (10)           New Orleans, LA           3/02           10        1,531        39,850     AMC
      Houma Palace 10 (10)             New Orleans, LA           3/02           10        1,871        44,450     AMC
      Westbank Palace 16 (10)          New Orleans, LA           3/02           16        3,176        71,607     AMC
      Clearview Palace 12 (10)         New Orleans, LA           3/02           12        2,495        70,000     AMC
      Olathe Studio 30 (10)            Olathe, KS                6/02           30        5,731       113,108     AMC
      Forum 30 (10)                    Sterling Heights, MI      6/02           30        5,041       107,712     AMC
      Cherrydale 16 (10)               Greenville, SC            6/02           16        2,744        51,450     Consolidated
      Livonia 20 (10)                  Detroit, MI               8/02           20        3,808        75,106     AMC
      Hoffman Town Centre 22 (10)      Alexandria, VA           10/02           22        4,150       132,903     AMC
      Colonel Glenn 18 (4)             Little Rock, AR          12/02           18        4,122        79,330     Rave
      AmStar Cinema 16 (9)             Macon, GA                 3/03           16        2,950        55,000     AmStar
      Star Southfield 20 (9)           Southfield, MI            5/03           20        7,000       110,000     Loews
      Southwind 12 (9)                 Lawrence, KS              6/03           12        2,481        42,497     Wallace
      Veterans 24 (11)                 Tampa, FL                 6/03           24        4,580        94,774     AMC
      New Roc City 18 and IMAX (12)    New Rochelle, NY         10/03           18        3,400       103,000     Regal
      Harbour View Grande 16 (9)       Suffolk, VA              11/03           16        3,036        61,500     Consolidated
      Columbiana Grande 14 (9)         Columbia, SC             11/03           14        3,000        55,400     Consolidated
      The Grande 18 (9)                Hialeah, FL              12/03           18        4,900        77,400     Crown
                                                                               ===      =======     =========

             Subtotal Megpaplex Theatres, carried over to page 13              943      189,448     4,133,072
                                                                               ===      =======     =========

                                                               ACQUISITION                          BUILDING
              PROPERTY                      LOCATION              DATE       SCREENS    SEATS    (GROSS SQ. FT)     TENANT
----------------------------------     --------------------    -----------   -------  ---------  --------------  ------------
Megaplex Theatre Properties:
      Subtotal from page 12            n/a                        n/a           943     189,448    4,133,072      n/a
      Mississauga 16 (8)               Toronto, ON                3/04           16       3,856       95,000      AMC
      Oakville 24 (8)                  Toronto, ON                3/04           24       4,772       89,290      AMC
      Whitby 24 (8)                    Toronto, ON                3/04           24       4,688       89,290      AMC
      Kanata 24 (8)                    Ottawa, ON                 3/04           24       4,764       89,290      AMC
      Mesa Grand 24 (9)                Phoenix, AZ                3/04           24       4,530       94,774      AMC
      Deer Valley 30 (4)               Phoenix, AZ                3/04           30       5,877      113,768      AMC
      Hamilton 24 (4)                  Hamilton, NJ               3/04           24       4,268       95,466      AMC
      Grand Prairie 18 (9)             Peoria, IL                 7/04           18       4,063       82,330      Rave
      Lafayette Grand 16 (9)           Lafayette, LA              7/04           16       2,744       61,579      Southern
      Northeast Mall 18 (9)            Hurst, TX                 11/04           18       3,886       98,250      Rave
      The Grand D'Iberville 14 (9)     Biloxi, MS                12/04           14       2,400       48,000      Southern
      Avenue 16 (9)                    Melbourne, FL             12/04           16       3,600       75,850      Rave
      Mayfaire Cinema 16 (9)           Wilmington, NC             2/05           16       3,050       57,338      Consolidated
      East Ridge 18 (9)                Chattanooga, TN            3/05           18       4,133       82,330      Rave
      Burbank 16 (13)                  Burbank, CA                3/05           16       4,232       86,551      AMC
      ShowPlace 12 (9)                 Indianapolis, IN           6/05           12       2,200       45,700      Kerasotes
      The Grand Theatre 14 (9)         Conroe, TX                 6/05           14       2,400       45,000      Southern
      The Grand Theatre 14 (9)         Hattiesburg, MS            9/05           14       2,200       46,000      Southern
      Auburn Stadium 10                Auburn, CA                12/05           10       1,573       32,185      Regal
      Arroyo Grande 10(2)              Arroyo Grande, CA         12/05           10       1,714       34,500      Regal
      Modesto Stadium 10               Modesto, CA               12/05           10       1,885       38,873      Regal
      Manchester Stadium 16(1)         Fresno, CA                12/05           16       3,860       80,600      Regal
                                                                              =====     =======    =========

                       Subtotal Megaplex Theatres                             1,327     266,143    5,715,036
                                                                              =====     =======    =========

                                                           ACQUISITION                    BUILDING
                PROPERTY                     LOCATION         DATE     SCREENS  SEATS  (GROSS SQ. FT)           TENANT
---------------------------------------- ----------------- ----------- ------- ------- -------------- ---------------------------

Retail, Restaurant and Other Properties:
  Pompano Kmart                          Pompano Beach, FL   11/98         --      --        80,540     Kmart
  Hooters Restaurant                     Pompano Beach, FL   11/98         --      --         5,600     Hooters Restaurant
  Westminster Promenade(9)               Westminster, CO      6/99         --      --       140,000     Multi-Tenant
  On-The-Border                          Dallas, TX           1/99         --      --         6,580     Brinkers
  Bennigan's                             Houston, TX          5/00         --      --         6,575     S & A
  Bennigan's                             Dallas, TX           5/00         --      --         6,575     S & A
  Texas Land & Cattle                    Houston, TX          5/00         --      --         6,600     Tx.C.C., Inc.
  Texas Roadhouse                        Dallas, TX           1/99         --      --         6,000     TX Roadhouse
  Roadhouse Grill                        Atlanta, GA          8/00         --      --         6,850     Roadhouse Grill
  Cherrydale Shops                       Greenville, SC       6/02         --      --        10,000     Multi-Tenant
  Johnny Carino's                        Dallas, TX           3/03         --      --         6,200     Kona Rest. Group, Inc.
  Star Southfield, Center(9)             Southfield, MI       5/03         --      --        45,200     Multi-Tenant
  New Roc City(12)                       New Rochelle, NY    10/03         --      --       344,000     Multi-Tenant
  Harbour View Station(9)                Suffolk, SC         11/03         --      --        21,855     Multi-Tenant
  Whitby Entertainment Centrum(8)        Toronto, ON          3/04         --      --       109,361     Multi-Tenant
  Oakville Entertainment Centrum(8)      Toronto, ON          3/04         --      --       127,071     Multi-Tenant
  Mississauga Entertainment Centrum(8)   Toronto, ON          3/04         --      --        92,657     Multi-Tenant
  Kanata Entertainment Centrum(8)        Ottawa, ON           3/04         --      --       258,772     Multi-Tenant
  Vland                                  Chicago, IL          7/04         --      --         7,500     Vland Warrenville
  Stir Crazy                             Chicago, IL          9/04         --      --         6,500     Stir Crazy Cafe
  Burbank Village (13)                   Burbank, CA          3/05         --      --        35,256     Multi-Tenant
  Asahi Sushi Bar                        Houston, TX          8/05         --      --         9,000     EBI International, Inc.
  Sizzler                                Arroyo Grande,CA    12/05         --      --         5,850     Arroyo Grande Sizzler, Inc.
  Mad River Mountain                     Bellefontaine, OH   11/05         --      --        48,427     Mad River Mountain, Inc.
                                                                        =====  =======    =========

       Subtotal Retail, Res   taurant and Other Properties                 --      --     1,392,969
                                                                        =====  =======    =========
                   Total                                                1,327  266,143    7,108,005
                                                                        =====  =======    =========

----------------
(1) Third party ground leased property. Although we are the tenant under the ground leases and have assumed responsibility for performing the obligations thereunder, pursuant to the leases, the theatre tenants are responsible for performing our obligations under the ground leases.

(2) In addition to the theatre property itself, we have acquired land parcels adjacent to the theatre property, which we have or intend to ground lease or sell to restaurant or other entertainment themed operators.

(3)   Property is included as security for a $105 million mortgage note payable.

(4) Property is included as security for $79 million in mortgage notes payable.

(5)   Property is included in the Atlantic-EPR I joint venture.

(6) Property is included as security for $125 million in mortgage notes payable.

(7)   Property is included as security for a $17 million mortgage note payable.

(8)   Property is included as security for a $97 million mortgage note payable.

(9) Property is included in the borrowing base for a $200 million unsecured revolving variable rate credit facility.

(10) Property is included as security for $155.5 million in mortgage notes payable.

(11)  Property is included in the Atlantic-EPR II joint venture.

(12) Property is included as security for a $66 million mortgage note payable and $4 million credit facility.

(13)  Property is included as security for a $36 million mortgage note payable.

OFFICE LOCATION.

Our executive office is located in Kansas City, Missouri and is leased from a third party landlord. The office occupies approximately 10,960 square feet with annual rentals of $203,000 and includes annual fixed rent escalations of $.50 per square foot. The lease expires in December, 2009.

TENANTS AND LEASES

Our existing leases on rental property (on a consolidated basis - excluding joint venture property) provide for aggregate annual rentals of approximately $158 million (not including periodic rent escalations or percentage rent). The megaplex theatre leases have an average remaining base term lease life of 13.6 years and may be extended for predetermined extension terms at the option of the tenant. The theatre leases are typically triple-net leases that require the tenant to pay substantially all expenses associated with the operation of the properties, including taxes, other governmental charges, insurance, utilities, service, maintenance and any ground lease payments.

PROPERTY ACQUISITIONS IN 2005

The following table lists the significant rental properties we acquired or developed during 2005:

      PROPERTY                LOCATION            TENANT
---------------------     -----------------     -----------
Mayfaire Cinema 16        Wilmington, NC        Consolidated
East Ridge 18             Chattanooga, TN       Rave
Burbank 16                Burbank, CA           AMC
ShowPlace 12              Indianapolis, IN      Kerasotes
The Grand Theatre 14      Conroe, TX            Southern
The Grand Theatre 14      Hattiesburg, MS       Southern
Auburn Stadium 10         Auburn, CA            Regal
Arroyo Grande 10          Arroyo Grande, CA     Regal
Modesto Stadium 10        Modesto, CA           Regal
Manchester Stadium 16     Manchester, CA        Regal
Mad River Mountain        Bellefontaine, OH     Mad River Mountain, Inc.

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

                        SHARE PRICE                 DECLARED
                            HIGH         LOW      DISTRIBUTION
                        -----------    -------    ------------
2005:
      Fourth quarter     $ 44.31       $ 38.68     $ 0.6250
      Third quarter        47.50         42.71       0.6250
      Second quarter       46.82         41.15       0.6250
      First quarter        44.80         40.44       0.6250

2004:
      Fourth quarter     $ 45.00       $ 38.00     $ 0.5625
      Third quarter        38.85         33.75       0.5625
      Second quarter       41.55         31.57       0.5625
      First quarter        40.91         33.71       0.5625

The closing price for our common shares on the NYSE on February 24, 2006 was $41.36 per share.

We declared quarterly distributions to common shareholders aggregating $2.50 per common share in 2005 and $2.25 per common share in 2004.

While we intend to continue paying regular quarterly dividends, future dividend declarations will be at the discretion of the Board of Trustees and will depend on our actual cash flow, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code, debt covenants and other factors the Board of Trustees deems relevant. The actual cash flow available to pay dividends may be affected by a number of factors, including the revenues received from rental properties, our operating expenses, debt service on our borrowings, the ability of lessees to meet their obligations to us and any unanticipated capital expenditures (See "Risk Factors - We cannot assure you we will continue paying dividends at historical rates," in Item 1-"Business" and "Liquidity and Capital Resources" in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations"). Our Series A preferred shares have a fixed dividend rate of 9.50% and our Series B preferred shares have a fixed dividend rate of 7.75%.

On February 8, 2006, we closed on a public offering of 1,000,000 common shares at $41.25 per share. The underwriter of this offering subsequently exercised an option to purchase an additional 150,000 common shares at $41.25 per share which closed on February 15, 2006. Total net proceeds after expenses were approximately $46.2 million (described in Note 17 to the consolidated financial statements in this Form 10-K).

On February 24, 2006, there were approximately 621 holders of record of our outstanding common shares.

As a company with shares listed on the NYSE, we are required to comply with the corporate governance rules of the NYSE. Our CEO is required to certify to the NYSE that we are in compliance with the governance rules not later than 30 days after the date of each annual shareholder meeting. Our CEO complied with this requirement in 2005. We also filed with the SEC as exhibits to our annual report on Form 10-K for the year ended December 31, 2004 the certifications of our CEO and CFO required under Sections 302 and 906 of the Sarbanes-Oxley Act.

ITEM 6. SELECTED FINANCIAL DATA

OPERATING STATEMENT DATA

                                                                  YEAR ENDED DECEMBER 31,
                                               -----------    ---------    -------      -------     ------
                                                   2005         2004        2003         2002        2001
                                               -----------    ---------    -------      -------     ------
Rental revenue                                 $   145,227     124,423      89,965       71,610     54,667
Other income                                         3,517         557       1,195           --         --
Mortgage financing interest                          3,560          --          --           --         --
Property operating expense, net
      of tenant reimbursements                       3,680       2,322         698          201         --
Other operating expense                              2,985          --          --           --         --
General and administrative expense                   5,544       4,716       3,859        2,293      2,507
Costs associated with loan refinancing                  --       1,134          --           --         --
Interest expense, net                               42,427      38,054      30,570       24,475     20,334
Depreciation and amortization                       27,597      23,365      16,359       12,862     10,209
Amortization of non-vested shares                    1,705       1,377         926        1,048        240
                                               -----------     -------     -------      -------     ------

         Income before minority interests,
            income from joint ventures and
            gain on sale of real estate             68,366      54,012      38,748       30,731     21,377

Gain on sale of real estate                             --          --          --          202         --
Minority interests                                     (34)       (953)     (1,555)      (1,195)        --
Equity in income from joint ventures                   728         654         401        1,421      2,203
Preferred dividend requirements                    (11,353)     (5,463)     (5,463)      (3,225)        --
                                               -----------     -------     -------      -------     ------
         Net income available to
            common shareholders                $    57,707      48,250      32,131       27,934     23,580
                                               ===========     =======     =======      =======     ======

Net income per common share:
      Basic                                    $      2.31        2.12        1.81         1.66       1.60
      Diluted                                         2.26        2.07        1.77         1.64       1.60

Weighted average number of common shares
 outstanding:
         Basic                                      25,019      22,721      17,780       16,791     14,715
         Diluted                                    25,504      23,664      19,051       17,762     14,783

Cash dividends declared per
      common share                             $      2.50        2.25        2.00         1.90       1.80

BALANCE SHEET DATA

                                                                        DECEMBER 31,
                                               -----------    ---------    -------      -------     -------
                                                   2005          2004        2003         2002       2001
                                               -----------    ---------    -------      -------     -------
Net real estate investments                    $ 1,303,758    1,144,553    900,096      692,922     530,280
Mortgage note and related
      accrued interest receivable                   44,067           --         --           --          --
Total assets                                     1,414,165    1,213,448    965,918      730,387     583,351
Common dividends payable                            15,770       14,097      9,829        8,162       6,659
Preferred dividends payable                          2,916        1,366      1,366        1,366          --
Long-term debt                                     714,591      592,892    506,555      346,617     314,766
Total liabilities                                  742,509      620,059    521,509      361,834     325,223
Minority interests                                   5,235        6,049     21,630       15,375          --
Shareholders' equity                               666,421      587,340    422,779      353,178     258,128

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

OVERVIEW

Our primary business strategy is to purchase real estate (land, buildings and other improvements) that we lease to operators of destination-based entertainment and entertainment-related properties. As of December 31, 2005, we had invested approximately $1.4 billion (before accumulated depreciation) in 67 megaplex theatre properties and various restaurant, retail and other properties located in 24 states and Ontario, Canada. As of December 31, 2005, we had invested approximately $19.8 million in development land and construction in progress for real-estate development. Also, as of December 31, 2005, we had invested approximately US $44.1 million (including accrued interest) in mortgage financing for the development of a new entertainment retail center located in downtown Toronto, Ontario, Canada.

Substantially all of our single-tenant properties are leased pursuant to long-term, triple-net leases, under which the tenants typically pay all operating expenses of a property, including, but not limited to, all real estate taxes, assessments and other governmental charges, insurance, utilities, repairs and maintenance. A majority of our revenues are derived from rents received or accrued under long-term, triple-net leases. Tenants at our multi-tenant properties are required to pay common area maintenance charges to reimburse us for their pro rata portion of these costs.

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

Our property acquisitions and development financing commitments are financed by cash from operations, borrowings under our unsecured revolving variable rate credit facility, long-term mortgage debt and the sale of equity securities. It has been our strategy to structure leases and financings to ensure a positive spread between our cost of capital and the rentals paid by our tenants. We have primarily acquired or developed new properties that are pre-leased to a single tenant or multi-tenant properties that have a high occupancy rate. We do not typically develop or acquire properties on a speculative basis or that are not significantly pre-leased. We have also entered into joint ventures formed to own and lease single properties, and have provided mortgage note financing for a new development in Canada as described above. We intend to continue entering into some or all of these types of arrangements in the foreseeable future.

Our primary challenges have been locating suitable properties, negotiating favorable lease and financing terms, and managing our portfolio as we have continued to grow. Because of our emphasis on the entertainment sector of the real estate industry and the knowledge and industry relationships of our management, we have enjoyed favorable opportunities to acquire, finance and lease properties. We believe those opportunities will continue during 2006.

Our business is subject to a number of risks and uncertainties, including those described in "Risk Factors" in Item 1 of this report.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. In preparing these financial statements, management has made its best estimates and assumptions that affect the reported assets and liabilities. The most significant assumptions and estimates relate to revenue recognition, depreciable lives of the real estate, the valuation of real estate, accounting for real estate acquisitions and estimating reserves for uncollectible receivables. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates.

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

We apply the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We assess the carrying value of our rental properties whenever events or changes in circumstances indicate that the carrying amount of a property may not be recoverable. Certain factors that may occur and indicate that impairments may exist include, but are not limited to: underperformance relative to projected future operating results, tenant difficulties and significant adverse industry or market economic trends. No such indicators existed during 2005. If an indicator of possible impairment exists, a property is evaluated for impairment by comparing the carrying amount of the property to the estimated undiscounted future cash flows expected to be generated by the property. If the carrying amount of a property exceeds its estimated future cash flows on an undiscounted basis, an impairment charge is recognized in the amount by which the carrying amount of the property exceeds the fair value of the property. Management estimates fair value of our rental properties based on projected discounted cash flows using a discount rate determined by management to be commensurate with the risk inherent in the Company. Management did not record any impairment charges for 2005.

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

Allowance for Doubtful Accounts

Management makes quarterly estimates of the collectibility of its accounts receivable related to base rents, tenant escalations and reimbursements and other revenue or income. Management specifically analyzes tenant receivables, historical bad debts, customer credit worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of its allowance for doubtful accounts. In addition, when tenants are in bankruptcy, management makes estimates of the expected recovery of pre-petition administrative and damage claims. These estimates have a direct impact on our net income.

RECENT DEVELOPMENTS

Following are our significant developments during the year ended December 31, 2005:

On March 11, 2005, we completed the acquisition of a megaplex theatre property in Chattanooga, Tennessee. The Chattanooga 18 is operated by Rave Motion Pictures and was acquired for a total cost (including land and building) of approximately $14.3 million. This theatre is leased under a long-term triple-net lease.

On March 31, 2005, we completed the acquisition of an entertainment retail center anchored by an AMC megaplex theatre located in downtown Burbank, California for a total cost of approximately $51.9 million. The theatre is leased under a long-term lease and the retail shops have an average remaining lease life of approximately nine years. On May 19, 2005, a wholly-owned subsidiary of the Company obtained a $36.0 million non-recourse mortgage loan on this property. The mortgage note is a ten-year fixed rate loan that bears interest at 5.56% and is due and payable on June 6, 2015.

As further described in Note 16 to the consolidated financial statements in this Form 10-K, on June 1, 2005 a wholly-owned subsidiary of the Company provided a secured mortgage construction loan of $47 million Canadian (US $ 37.5 million) to Metropolis Limited Partnership (the Partnership). The Partnership was formed for the purpose of developing a 13 level entertainment retail center in downtown Toronto, Ontario, Canada. It is anticipated that the development will be completed in 2008 at a total cost of approximately $272 million Canadian, including all capitalized costs, and will contain approximately 360,000 square feet of net rentable area (excluding signage). This mortgage note receivable bears interest at 15% and is senior to all other debt of and equity in the Partnership at December 31, 2005. The Partnership has an agreement with a bank to provide a first mortgage construction loan to the Partnership of $106 million. The bank construction financing will be senior to the Company's mortgage note.

On June 28, 2005, we completed the acquisition of a megaplex theatre property in Indianapolis, Indiana. The ShowPlace 12 is operated by Kerasotes Showplace Theatres and was acquired for a total cost (including land and building) of approximately $6.0 million. This theatre is leased under a long-term triple-net lease.

On October 28, 2005, a wholly-owned subsidiary of the Company obtained six non-recourse mortgage loans aggregating $79.0 million in proceeds. Each of these loans is secured by an individual theatre property and require monthly principal and interest payments aggregating approximately $498 thousand. The mortgage notes are ten-year fixed rate loans that bear interest at 5.77% and are due and payable on November 6, 2015.

On November 17, 2005, we completed the acquisition of the Mad River Ski Resort in Bellefontaine, Ohio. The property serves the Columbus and Dayton, Ohio markets and has over 40 acres of skiing terrain that is serviced by nine lifts. The acquisition price for the ski resort was $11.0 million and is leased to Peak Resorts under a long-term triple-net lease.

On December 2, 2005, we completed the acquisition of four megaplex theatre properties leased to and operated by Regal Cinemas and located in California. The theatres are the Modesto Stadium 10 located in Modesto, California, the Auburn Stadium 10 located in Auburn, California, the Manchester Stadium 16 located in Fresno, California, and the Arroyo Grande Stadium 10 located in Arroyo Grande, California. A related land parcel leased to a restaurant operator was also purchased in Arroyo Grande. The properties were acquired for a total acquisition price of $33.4 million and are all leased under long-term triple-net leases.

During the year ended December 31, 2005, we completed development of three megaplex theatre properties located in Wilmington, North Carolina, Conroe, Texas and Hattiesburg, Mississippi. The Mayfaire Cinema 16 in Wilmington is operated by Consolidated Theatres and was completed for a total development cost (including land and building) of approximately $8.7 million. The Grand Theatre 14 in Conroe is operated by Southern Theatres and was completed for a total development cost (including land and building) of approximately $10.1 million. The Hattiesburg Grand Theatre 14 in Hattiesburg is operated by Southern Theatres and was completed for a total development cost (including land and building) of approximately $9.7 million. These theatres are leased under long-term triple-net leases.

As of December 31, 2005, we had six theatre development projects under construction for which we have agreed to either finance the development costs or purchase the theatre upon completion. The properties are being developed by the prospective tenants. These theatres are expected to have a total of 95 screens and their development costs (including land) are expected to be approximately $88.2 million. Through December 31, 2005, we have invested $26.9 million in these projects (including land), and have commitments to fund approximately $61.3 million of additional improvements. Development costs are advanced by us either in periodic draws or upon successful completion of construction. If we determine that construction is not being completed in accordance with the terms of the development agreement, we can discontinue funding construction draws or refuse to purchase the completed theatre. We have agreed to lease the theatres to the operators at pre-determined rates.

The hurricane events of September 2005 in the Gulf States region of the United States impacted five of our theatres located in the New Orleans, Louisiana area, totaling 68 screens, and one of our theatres in Biloxi, Mississippi with 14 screens. The five New Orleans area theatres are all operated by AMC and the theatre in Biloxi is operated by Southern Theatres. All six of these theatres have reopened as of December 31, 2005. In addition, all six of these theatres are leased under long-term triple-net leases which require tenants to maintain a minimum of 18 months of business interruption insurance, and provide that repair of damage to the theatres is the responsibility of the tenants and/or the tenants' insurance providers. The tenants remain responsible for paying base rent during any repair period. Percentage rent of $197,000 was received in 2005 related to one of these theatres. We expect no percentage rent will be received in 2006 related to any of these six theatres.

One non triple-net retail property in Pompano Beach, Florida also had damage to the roof as a result of the hurricane events. The claim with the insurance company related to this damage is pending, but we expect to incur no loss as a result of this damage.

As discussed above and in Note 17 to the consolidated financial statements in this Form 10-K, subsequent to December 31, 2005, we amended and restated our revolving credit facility, and also issued 1,150,000 common shares for proceeds, after expenses, of approximately $46.2 million. We also refinanced certain maturing mortgage notes payable.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

Rental revenue was $145.2 million for the year ended December 31, 2005, compared to $124.4 million for the year ended December 31, 2004. The $20.8 million increase resulted primarily from the property acquisitions and developments completed in 2005 and 2004 and base rent increases on existing properties. Percentage rents of $1.9 million and $2.2 million were recognized during 2005 and 2004, respectively. Straight-line rents of $2.2 million were recognized for both 2005 and 2004. As of December 31, 2005 and 2004, the receivable for straight-line rents was $4.7 million and $2.4 million, respectively.

Tenant reimbursements totaled $12.5 million for the year ended December 31, 2005 compared to $8.3 million for the year ended December 31, 2004. These tenant reimbursements arise from the operations of our retail centers. The $4.2 million increase is due primarily to the acquisitions of the retail centers in Burbank, California on March 31, 2005 and Ontario, Canada on March 1, 2004.

Other income was $3.5 million for the year ended December 31, 2005 compared to $557 thousand for the year ended December 31, 2004. The increase of $2.9 million relates to revenues from a family bowling center in Westminster, Colorado opened in November 2004 and a restaurant in Southfield, Michigan opened in September 2005. Both are operated through a wholly-owned taxable REIT subsidiary.

Mortgage financing interest for the year ended December 31, 2005 was $3.6 million and related solely to interest income from the mortgage note financing we provided in Canada in June of 2005 (described in Note 16 to the consolidated financial statements in this Form 10-K). No such revenue was recognized during 2004.

Our property operating expense totaled $16.2 million for the year ended December 31, 2005 compared to $10.7 million for the year ended December 31, 2004. These property operating expenses arise from the operations of our retail centers. The $5.5 million increase is due primarily to the acquisitions of the retail centers in Burbank, California on March 31, 2005 and Ontario, Canada on March 1, 2004, and increases in property taxes and maintenance at certain of these properties.

Other operating expense totaled $3.0 million for the year ended December 31, 2005 and related solely to the operations of the family bowling center in Westminster, Colorado and a restaurant in Southfield, Michigan. Both are operated through a wholly-owned taxable REIT subsidiary. No such costs were incurred during 2004.

Our general and administrative expenses totaled $5.5 million for the year ended December 31, 2005 compared to $4.7 million for the year ended December 31, 2004. The $0.8 million increase is due primarily to the following:

      - An increase infranchise taxes due to an increase in the size of our real estate portfolio.

      - Payroll and related expenses attributable to increases in base compensation, bonus awards, and payroll taxes related to the vesting of stock grants and the exercise of stock options, and the addition of employees.

Costs associated with loan refinancing for the year ended December 31, 2004 were $1.1 million. These costs related to the termination of our iStar Credit Facility and consisted of a prepayment penalty of $405 thousand and the write-off of $729 thousand of remaining unamortized financing fees. No such costs were incurred during the year ended December 31, 2005.

Our net interest expense increased by $4.3 million to $42.4 million for the year ended December 31, 2005 from $38.1 million for the year ended December 31, 2004. The increase in net interest expense primarily resulted from increases in long-term debt used to finance real estate acquisitions and increases in the interest rate associated with our borrowings under the revolving variable rate credit facility that we amended and restated in 2006.

Depreciation and amortization expense, including amortization of non-vested shares, totaled $29.3 million for the year ended December 31, 2005 compared to $24.7 million for the year ended December 31, 2004. The $4.6 million increase resulted primarily from the property acquisitions completed in 2005 and 2004 and grants of restricted shares to management.

Income from joint ventures totaled $728 thousand for the year ended December 31, 2005 compared to $654 thousand for the same period in 2004. The increase is primarily due to the addition of the Atlantic-EPR II joint venture as of March 1, 2004.

For the year ended December 31, 2005, minority interest in net income was $34 thousand compared to $953 thousand for the year ended December 31, 2004. The decrease is due primarily to the conversion of the preferred interest in EPT Gulf States, LLC as of September 20, 2004 to 857,145 common shares of the Company. Minority interest for the year ended December 31, 2005, relates solely to New Roc.

Preferred dividend requirements for the year ended December 31, 2005 were $11.4 million compared to $5.5 million for the same period in 2004. The $5.9 million increase is due to the issuance of 3.2 million Series B preferred shares in January of 2005 (described in Note 14 to the consolidated financial statements in this Form 10-K).

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

Rental revenue was $124.4 million for the year ended December 31, 2004, as compared to $90.0 million for the year ended December 31, 2003. The $34.4 million increase resulted primarily from property acquisitions completed in 2004 and 2003, base rent increases and percentage rents on existing properties. Percentage rents of $2.2 million and $1.9 million were recognized in 2004 and 2003, respectively. Straight-line rents of $2.2 million were recognized in 2004 compared to no straight-line rents recognized in 2003. As of December 31, 2004, the receivable for straight-line rents was $2.4 million. There was no receivable for straight-line rents at December 31, 2003.

Tenant reimbursements totaled $8.3 million for the year ended December 31, 2004 compared to $2.3 million for the year ended December 31, 2003. These tenant reimbursements arise from the operations of our retail centers. The $6.0 million increase is due primarily to the acquisitions of the retail centers in Southfield, Michigan on May 27, 2003, New Rochelle, New York on October 27, 2003, Suffolk, Virginia on November 12, 2003 and Ontario, Canada on March 1, 2004.

Our property operating expense totaled $10.7 million for the year ended December 31, 2004 compared to $3.0 million for the year ended December 31, 2003. These property operating expenses arise from the operations of our retail centers. The $7.7 million increase is due primarily to the acquisitions of the retail centers in Southfield, Michigan on May 27, 2003, New Rochelle, New York on October 27, 2003, Suffolk, Virginia on November 12, 2003 and Ontario, Canada on March 1, 2004.

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

Depreciation and amortization expense, including amortization of non-vested shares, totaled $24.7 million for the year ended December 31, 2004 compared to $17.3 million for the year ended December 31, 2003. The $7.4 million increase resulted from the property acquisitions completed in 2003 and 2004 and grants of restricted shares to management. Amortization of non-vested shares was $1.4 million and $0.9 million in 2004 and 2003, respectively.

Income from joint ventures totaled $654 thousand for the year ended December 31, 2004 compared to $401 thousand for the same period in 2003. The increase is due to the addition of the Atlantic-EPR II joint venture on March 1, 2004.

For the year ended December 31, 2004, minority interest in net income was $953 thousand compared to $1.6 million in the prior year. The decrease is due primarily to the conversion of the preferred interest in our subsidiary, EPT Gulf States, LLC, as of September 20, 2004 to 857,145 common shares of the Company.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $6.5 million at December 31, 2005. In addition, we had restricted cash of $13.1 million at December 31, 2005 required in connection with debt service, payment of real estate taxes and capital improvements.

Mortgage Debt and Credit Facilities

As of December 31, 2005, we had total debt outstanding of $714.6 million. All of our debt at that time was mortgage debt secured by a substantial portion of our rental properties. As of December 31, 2005, $650.6 million of debt outstanding was fixed rate debt with a weighted average interest rate of approximately 6.3%. All of our debt is described in note 6 to the consolidated financial statements in this Form 10-K.

At December 31, 2005, we had $64.0 million in debt outstanding under a secured revolving variable rate credit facility, with interest at a floating rate and secured by fourteen theatre properties, two theatre and retail mix properties and one retail mix property. As discussed above and in Note 17 to the consolidated financial statements in this Form 10-K, in January 2006, we amended our credit facility to increase its size to $200 million, extend its initial term to 2009, improve the pricing and convert from a secured to an unsecured facility. We also refinanced certain maturing mortgage notes payable.

Our principal investing activity is the purchase and development of rental property, which has generally been financed with mortgage debt and the proceeds from equity offerings. Our unsecured revolving variable rate credit facility will also be used to finance the acquisition or development of properties. Continued growth of our rental property portfolio will depend in part on our continued ability to access funds through additional borrowings and equity security offerings.

Liquidity Requirements

Short-term liquidity requirements consist primarily of normal recurring corporate operating expenses, debt service requirements and distributions to shareholders. We meet these requirements primarily through cash provided by operating activities. Cash provided by operating activities was $94.5 million for the year ended December 31, 2005, $80.7 million for the year ended December 31, 2004 and $54.7 million for the year ended December 31, 2003. We anticipate that our cash on hand, cash from operations, and funds available under our unsecured revolving variable rate credit facility will provide adequate liquidity to fund our operations, make interest and principal payments on our debt, and allow distributions to our shareholders and avoidance of corporate level federal income or excise tax in accordance with Internal Revenue Code requirements for qualification as a REIT.

Long-term liquidity requirements at December 31, 2005 consisted primarily of maturities of long-term debt. Contractual obligations as of December 31, 2005 are as follows (in thousands):

                                                   YEAR ENDED DECEMBER 31,
                              ------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS          2006      2007     2008      2009     2010    THEREAFTER TOTAL
                              ------------------------------------------------------------------
Long Term Debt Obligations    $ 122,828   78,322   104,217   13,956   14,820    380,448  714,591
Operating Lease Obligations         203      209       214      220        -          -      846
                              ------------------------------------------------------------------

Total                         $ 123,031   78,531   104,431   14,176   14,820    380,448  715,437
                              ==================================================================

As further described in Note 17 to the consolidated financial statements in this Form 10-K, subsequent to December 31, 2005, we amended and restated our revolving rate credit facility, completed a public offering of 1,150,000 shares at $41.25 per share, and refinanced certain maturing mortgage notes payable.

We believe that we will be able to obtain financing in order to repay our debt obligations by refinancing the properties as the debt comes due. However, there can be no assurance that additional financing or capital will be available, or that terms will be acceptable or advantageous to us.

Our primary use of cash after paying operating expenses, debt service and distributions to shareholders is in the acquisition of properties. We expect to finance these acquisitions with borrowings under our unsecured revolving variable rate credit facility, as well as long-term secured borrowings and equity financing alternatives. The availability and terms of any such financing will depend upon market and other conditions. If we borrow the maximum amount available under our unsecured revolving variable rate credit facility, there can be no assurance that we will be able to obtain additional acquisition financing, which would not affect our liquidity, but would affect our ability to grow (See "We must obtain new financing in order to grow" and "Risks that may affect the market price of our shares" under "Risk Factors").

In addition to the contractual obligations listed in the table above, we had six theatre projects under construction at December 31, 2005. The properties are being developed by and have been pre-leased to the prospective tenants under long-term triple-net leases. The cost of development is paid by us either in periodic draws or upon successful completion of construction. The related timing and amount of rental payments to be received by us from tenants under the leases correspond to the timing and amount of funding by us of the cost of development. These theatres will have a total of 95 screens and their total development costs (including land) will be approximately $88.2 million. Through December 31, 2005, we have invested $26.9 million in these projects (including land), and have commitments to fund an additional $61.3 million in improvements. We plan to fund development primarily with funds generated by debt financing and/or equity offerings. If we determine that construction is not being completed in accordance with the terms of the development agreement, we can discontinue funding construction draws or refuse to purchase the completed theatre.

Off Balance Sheet Arrangements

At December 31, 2005, we had a 20% investment interest in two unconsolidated real estate joint ventures, Atlantic-EPR I and Atlantic-EPR II, which are accounted for under the equity method of accounting. We do not anticipate any material impact on our liquidity as a result of any commitments that may arise involving those joint ventures. We recognized income of $437, $410 and $401 (in thousands) from our investment in the Atlantic-EPR I joint venture during 2005, 2004 and 2003, respectively. We also recognized income of $291 and $244 (in thousands) from our investment in the Atlantic-EPR II joint venture during 2005 and 2004, respectively. Condensed financial information for Atlantic-EPR I and Atlantic-EPR II joint ventures is included in Note 4 to the consolidated financial statements included as part of this Form 10-K.

The joint venture agreement for Atlantic-EPR I allows our partner, Atlantic of Hamburg, Germany (Atlantic), to exchange up to a maximum of 10% of its ownership interest per year in Atlantic-EPR I for our common shares or, at our discretion, the cash value of those shares as defined in the joint venture agreement. This same provision exists in the Atlantic-EPR II joint venture agreement, except that Atlantic's right to such exchange does not commence until 2007.

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

The following tables summarize the Company's FFO for the years ended December 31, 2005 and December 31, 2004 (in thousands):

                                                      YEAR ENDED DECEMBER 31,
                                                      -----------------------
                                                        2005           2004
                                                      --------        -------
Net income available to common shareholders           $57,707         48,250
Add: Real estate depreciation and amortization         27,043         22,379
Add: Allocated share of joint venture depreciation        242            223
                                                      -------         ------
            Basic Funds From Operations                84,992         70,852

Add: minority interest in net income                        -            750
                                                      -------         ------
            Diluted Funds From Operations             $84,992         71,602
                                                      =======         ======

FFO per common share:
    Basic                                             $  3.40           3.12
    Diluted                                              3.33           3.03

Shares used for computation (in thousands):
    Basic                                              25,019         22,721
    Diluted                                            25,504         23,664

Other financial information:
    Straight-lined rental revenue                     $ 2,242          2,248

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

FASB Interpretation No. 47 (FIN 47), Accounting for Conditional Asset Retirement Obligations, was issued in March 2005 and clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. We adopted FIN 47 in 2005. The implementation of FIN 47 did not have any effect on our 2005 financial statements.

EITF 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity when the Limited Partners Have Certain Rights," became effective in June 2005 for general partners of all new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified. For general partners in all other limited partnerships, this guidance is effective no later than the beginning of the first reporting period in fiscal years beginning after December 31, 2005. We adopted EITF 04-5 in 2005. The implementation of EITF 04-5 did not have any effect on our 2005 financial statements.

INFLATION

Investments by EPR are financed with a combination of equity and debt. During inflationary periods, which are generally accompanied by rising interest rates, our ability to grow may be adversely affected because the yield on new investments may increase at a slower rate than new borrowing costs.

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

FORWARD LOOKING INFORMATION

Cautionary statement regarding forward-looking information

With the exception of historical information, this annual report on Form 10-K contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995 and identified by such words as "will be," "intend," "continue," "believe," "may," "expect," "hope," "anticipate," "goal," "forecast," or other comparable terms. Our actual financial condition, results of operations or business may vary materially from those contemplated by such forward-looking statements and involve various risks and uncertainties, including but not limited to those discussed under "Risk Factors" in this report. Investors are cautioned not to place undue reliance on any forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, primarily relating to potential losses due to changes in interest rates. We seek to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new long-term fixed rate borrowings whenever possible. We also have a $200 million unsecured revolving line of credit that bears interest at a floating rate that we use to acquire properties and finance our development commitments.

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

The following table presents the principal amounts, weighted average interest rates, and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes as of December 31:

                       Expected Maturities (in millions)

                                                                                             ESTIMATED
                                  2006     2007   2008    2009   2010   THEREAFTER   TOTAL   FAIR VALUE
                                 -------   ----   -----   ----   ----   ----------   -----   ----------
December 31, 2005:
  Fixed rate debt                $ 122.8   14.3   104.2   14.0   14.8        380.5   650.6        658.5
  Average interest rate              7.2%   6.1%    6.7%   6.0%   6.0%         5.9%    6.3%           -
  Variable rate debt             $     -   64.0       -      -      -            -    64.0         64.0
  Average interest rate (as of         -    6.6%      -      -      -            -     6.6%           -
      December 31, 2005)

                                                                                               ESTIMATED
                                  2005     2006    2007    2008    2009   THEREAFTER   TOTAL   FAIR VALUE
                                 -------   -----   -----   -----   ----   ----------   -----   ----------
December 31, 2004:
   Fixed rate debt               $  33.4   120.9    12.3   102.0   11.6        285.7   565.9        570.2
   Average interest rate             8.3%    7.3%    6.2%    6.7%   6.1%         6.0%    6.5%           -
   Variable rate debt            $     -       -    27.0       -      -            -    27.0         27.0
   Average interest rate (as of        -       -     4.7%      -      -            -     4.7%           -
      December 31, 2004)

We have not engaged extensively in the use of derivatives to manage our interest rate and market risk due to our limited use of variable rate debt. For a discussion of derivative financial instruments and interest rate hedging activity, see note 10 to the consolidated financial statements.

We financed the acquisition of our Canadian properties with non-recourse fixed rate mortgage loans from a Canadian lender in the original aggregate principal amount of approximately US $97 million. The loans were made and are payable by us in Canadian dollars, and the rents received from tenants of the properties are payable in Canadian dollars. We also provided a secured mortgage construction loan of U.S. $37.5 million. The loan is payable to us in Canadian dollars. Although we have attempted to mitigate the impact of foreign currency exchange risk on our Canadian properties by matching Canadian dollar debt financing with Canadian dollar rents, a significant change in the exchange rate between the Canadian and U.S. dollars could have a material impact on our earnings.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         Entertainment Properties Trust

                                    CONTENTS

Report of Independent Registered Public Accounting Firm......   31

Audited Financial Statements

Consolidated Balance Sheets .................................   32
Consolidated Statements of Income ...........................   33
Consolidated Statements of Changes in Shareholders' Equity...   34
Consolidated Statements of Comprehensive Income .............   35
Consolidated Statements of Cash Flows .......................   36
Notes to Consolidated Financial Statements ..................   37

Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts .............   58
Schedule III - Real Estate and Accumulated Depreciation .....   59

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Trustees
Entertainment Properties Trust:

We have audited the accompanying consolidated balance sheets of Entertainment Properties Trust (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders' equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedules listed in the Index at Item 15(2). These consolidated financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Entertainment Properties Trust as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2006 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Kansas City, Missouri
February 24, 2006

                         ENTERTAINMENT PROPERTIES TRUST
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                                         DECEMBER 31,
                                                                                                      2005          2004
                                                                                                   -----------   ----------
                                            ASSETS

Rental properties, net of accumulated depreciation of $112.7
   million and $87.1 million at December 31, 2005 and 2004, respectively                          $ 1,283,988   $ 1,120,792
Property under development                                                                             19,770        23,144
Mortgage note and related accrued interest receivable                                                  44,067             -
Investment in joint ventures                                                                            2,297         2,541
Cash and cash equivalents                                                                               6,546        11,255
Restricted cash                                                                                        13,124        12,794
Intangible assets, net                                                                                 10,461        10,900
Deferred financing costs, net                                                                          10,896        12,730
Other assets                                                                                           23,016        19,292
                                                                                                  -----------   -----------
               Total assets                                                                       $ 1,414,165   $ 1,213,448
                                                                                                  ===========   ===========
                           LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Accounts payable and accrued liabilities                                                       $     7,928   $    10,070
   Common dividends payable                                                                            15,770        14,097
   Preferred dividends payable                                                                          2,916         1,366
   Unearned rents                                                                                       1,304         1,634
   Long-term debt                                                                                     714,591       592,892
                                                                                                  -----------   -----------
               Total liabilities                                                                      742,509       620,059

Commitments and contingencies                                                                               -             -
Minority interests                                                                                      5,235         6,049

Shareholders' equity:
  Common Shares, $.01 par value; 50,000,000 shares authorized; and 25,881,647
      and 25,578,472 shares issued at December 31, 2005 and 2004, respectively                            259           256
  Preferred Shares, $.01 par value; 10,000,000 shares authorized:
     2,300,000 Series A shares issued at December 31, 2005 and 2004;
      liquidation preference of $57,500,000                                                                23            23
     3,200,000 Series B shares issued at December 31, 2005;
      liquidation preference of $80,000,000                                                                32             -
  Additional paid-in-capital                                                                          703,963       618,715
  Treasury shares at cost: 649,142 and 517,421 common shares
     at December 31, 2005 and 2004, respectively                                                      (14,350)       (8,398)
  Loans to shareholders                                                                                (3,525)       (3,525)
  Non-vested shares                                                                                    (3,259)       (2,338)
  Accumulated other comprehensive income                                                               13,402         7,480
  Distributions in excess of net income                                                               (30,124)      (24,873)
                                                                                                  -----------   -----------
               Shareholders' equity                                                                   666,421       587,340
                                                                                                  -----------   -----------
               Total liabilities and shareholders' equity                                         $ 1,414,165   $ 1,213,448
                                                                                                  ===========   ===========

See accompanying notes to consolidated financial statements.

                         ENTERTAINMENT PROPERTIES TRUST
                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                                              YEAR ENDED DECEMBER 31,
                                                                                         -----------------------------------
                                                                                           2005         2004           2003
                                                                                         ----------     ---------    --------
  Rental revenue                                                                          $ 145,227     $ 124,423    $ 89,965
  Tenant reimbursements                                                                      12,511         8,335       2,301
  Other income                                                                                3,517           557       1,195
  Mortgage financing interest                                                                 3,560             -           -
                                                                                          ---------     ---------    --------
                 Total revenue                                                              164,815       133,315      93,461

  Property operating expense                                                                 16,191        10,657       2,999
  Other operating expense                                                                     2,985             -           -
  General and administrative expense, excluding
     amortization of non-vested shares below                                                  5,544         4,716       3,859
  Costs associated with loan refinancing                                                          -         1,134           -
  Interest expense, net                                                                      42,427        38,054      30,570
  Depreciation and amortization                                                              27,597        23,365      16,359
  Amortization of non-vested shares                                                           1,705         1,377         926
                                                                                          ---------     ---------    --------
                 Income before income from joint ventures and minority interests             68,366        54,012      38,748

  Equity in income from joint ventures                                                          728           654         401
  Minority interests                                                                            (34)         (953)     (1,555)
                                                                                          ---------     ---------    --------
                 Net income                                                               $  69,060     $  53,713     $37,594

  Preferred dividend requirements                                                           (11,353)       (5,463)     (5,463)
                                                                                          ---------     ---------    --------

                 Net income available to common shareholders                              $  57,707     $  48,250    $ 32,131
                                                                                          =========     =========    ========
  Net income per common share:
        Basic                                                                             $    2.31     $    2.12    $   1.81
        Diluted                                                                           =========     =========    ========
                                                                                          $    2.26     $    2.07    $   1.77
                                                                                          =========     =========    ========

  Shares used for computation (in thousands):
        Basic                                                                                25,019        22,721      17,780
        Diluted                                                                              25,504        23,664      19,051

  Dividends per common share                                                              $    2.50     $    2.25    $   2.00
                                                                                          =========     =========    ========

See accompanying notes to consolidated financial statements.

                         ENTERTAINMENT PROPERTIES TRUST
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                   (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                  PREFERRED                                                     ACCUMULATED
                                  COMMON STOCK      STOCK      ADDITIONAL                                          OTHER
                                  -------------  ------------   PAID-IN    TREASURY    LOANS TO    NON-VESTED  COMPREHENSIVE
                                  SHARES   PAR   SHARES  PAR    CAPITAL     SHARES   SHAREHOLDERS    SHARES       INCOME
                                  ------  -----  ------  ----  ----------  --------  ------------  ----------  -------------
Balance at December 31, 2002      17,656    177   2,300    23     379,447    (6,533)       (3,525)     (1,247)            --
Shares issued to Trustees              2     --      --    --          62        --            --          --             --
Issuance of restricted share
 grants                               54      1      --    --       1,303        --            --      (1,304)            --
Amortization of restricted
 share grants                         --     --      --    --          --        --            --         926             --
Stock option expense                  --     --      --    --          25        --            --          --             --
Net income                            --     --      --    --          --        --            --          --             --
Issuances of common shares
 in Dividend Reinvestment Plan        21     --      --    --         586        --            --          --             --
Issuance of common shares,
 net of costs of $1.4 million      2,397     23      --    --      72,772        --            --          --             --
Dividends to common
 shareholders ($2.00 per share)       --     --      --    --          --        --            --          --             --
Dividends to Series A
 preferred shareholders ($2.375
 per share)                           --     --      --    --          --        --            --          --             --
                                  ------  -----  ------  ----  ----------  --------  ------------  ----------  -------------

Balance at December 31, 2003      20,130    201   2,300    23     454,195    (6,533)       (3,525)     (1,625)            --
Shares issued to Trustees              2     --      --    --          66        --            --          --             --
Issuance of restricted share
 grants                               56      1      --    --       2,089        --            --      (2,090)            --
Cancellation of common shares         (1)    --      --    --         (50)       --            --          --             --
Amortization of restricted
 share grants                         --     --      --    --          --        --            --       1,377             --
Stock option expense                  --     --      --    --         116        --            --          --             --
Foreign currency translation
 adjustment                           --     --      --    --          --        --            --          --          7,480
Net income                            --     --      --    --          --        --            --          --             --
Issuances of common shares in
 Dividend Reinvestment Plan           23     --      --    --         837        --            --          --             --
Issuances of common shares, net
 of costs of $3.5 million          5,190     52      --    --     158,629        --            --          --             --
Stock option exercises, net          178      2      --    --       2,833    (1,865)           --          --             --
Dividends to common
 shareholders ($2.25 per share)       --     --      --    --          --        --            --          --             --
Dividends to Series A preferred
 shareholders ($2.375 per share)      --     --      --    --          --        --            --          --             --
                                  ------  -----  ------  ----  ----------  --------  ------------  ----------  -------------

Balance at December 31, 2004      25,578  $ 256   2,300  $ 23     618,715    (8,398)       (3,525)     (2,338)         7,480
Shares issued to Trustees              4     --      --    --         161        --            --          --             --
Issuance of restricted share
 grants                               63      1      --    --       2,625        --            --      (2,626)            --
Amortization of restricted share
 grants                               --     --      --    --          --        --            --       1,705             --
Stock option expense                  --     --      --    --         145        --            --          --             --
Foreign currency translation
 adjustment                           --     --      --    --          --        --            --          --          5,922
Net income                            --     --      --    --          --        --            --          --             --
Purchase of 17,350 common
 shares for treasury                  --     --      --    --          --      (759)           --          --             --
Issuances of common shares in
 Dividend Reinvestment Plan           22     --      --    --         880        --            --          --             --
Issuance of preferred shares,
 net of costs of $2.7 million         --     --   3,200    32      77,229        --            --          --             --
Stock option exercises, net          215      2      --    --       4,208    (5,193)           --          --             --
Dividends to common shareholders
 ($2.50 per share)                    --     --      --    --          --        --            --          --             --
Dividends to Series A preferred
 shareholders ($2.375 per share)      --     --      --    --          --        --            --          --             --
Dividends to Series B preferred
 shareholders ($1.841 per share)      --     --      --    --          --        --            --          --             --
                                  ------  -----  ------  ----  ----------  --------  ------------  ----------  -------------

Balance at December 31, 2005      25,882  $ 259   5,500  $ 55  $  703,963  $(14,350) $     (3,525)   $ (3,259) $      13,402
                                  ======  =====  ======  ====  ==========  ========  ============  ==========  =============

                                  DISTRIBUTIONS
                                  IN EXCESS OF
                                    NET INCOME     TOTAL
                                  -------------  ---------
Balance at December 31, 2002            (15,164)   353,178
Shares issued to Trustees                    --         62
Issuance of restricted share
 grants                                      --         --
Amortization of restricted
 share grants                                --        926
Stock option expense                         --         25
Net income                               37,594     37,594
Issuances of common shares
 in Dividend Reinvestment Plan               --        586
Issuance of common shares,
 net of costs of $1.4 million                --     72,795
Dividends to common
 shareholders ($2.00 per share)         (36,924)   (36,924)
Dividends to Series A
 preferred shareholders ($2.375
 per share)                              (5,463)    (5,463)
                                  -------------  ---------

Balance at December 31, 2003            (19,957)   422,779
Shares issued to Trustees                    --         66
Issuance of restricted share
 grants                                      --         --
Cancellation of common shares                --        (50)
Amortization of restricted
 share grants                                --      1,377
Stock option expense                         --        116
Foreign currency translation
 adjustment                                  --      7,480
Net income                               53,713     53,713
Issuances of common shares in
 Dividend Reinvestment Plan                  --        837
Issuances of common shares, net
 of costs of $3.5 million                    --    158,681
Stock option exercises, net                  --        970
Dividends to common
 shareholders ($2.25 per share)         (53,166)   (53,166)
Dividends to Series A preferred
 shareholders ($2.375 per share)         (5,463)    (5,463)
                                  -------------  ---------

Balance at December 31, 2004            (24,873)   587,340
Shares issued to Trustees                    --        161
Issuance of restricted share
 grants                                      --         --
Amortization of restricted share
 grants                                      --      1,705
Stock option expense                         --        145
Foreign currency translation
 adjustment                                  --      5,922
Net income                               69,060     69,060
Purchase of 17,350 common
 shares for treasury                         --       (759)
Issuances of common shares in
 Dividend Reinvestment Plan                  --        880
Issuance of preferred shares,
 net of costs of $2.7 million                --     77,261
Stock option exercises, net                  --       (983)
Dividends to common shareholders
 ($2.50 per share)                      (62,958)   (62,958)
Dividends to Series A preferred
 shareholders ($2.375 per share)         (5,463)    (5,463)
Dividends to Series B preferred
 shareholders ($1.841 per share)         (5,890)    (5,890)
                                  -------------  ---------

Balance at December 31, 2005      $     (30,124) $ 666,421
                                  =============  =========

See accompanying notes to consolidated financial statements.

                         ENTERTAINMENT PROPERTIES TRUST
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)

                                              YEAR ENDED DECEMBER 31,
                                          -----------------------------
                                           2005       2004       2003
                                          -------    -------    -------
Net income                                $69,060    $53,713    $37,594

Other comprehensive income:
 Foreign currency translation adjustment    5,922      7,480          -
                                          -------    -------    -------
Comprehensive income                      $74,982    $61,193    $37,594
                                          =======    =======    =======

See accompanying notes to consolidated financial statements.

                         ENTERTAINMENT PROPERTIES TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                            YEAR ENDED DECEMBER 31,
                                                                                    -----------------------------------
                                                                                      2005         2004         2003
                                                                                    ---------    ---------    ---------
Operating activities:
 Net income                                                                         $  69,060    $  53,713    $  37,594
 Adjustments to reconcile net income to net cash provided by operating activities:
  Minority interest in net income                                                          34          953        1,555
  Equity in income from joint ventures                                                   (728)        (654)        (401)
  Depreciation and amortization                                                        27,597       23,365       16,359
  Amortization of deferred financing costs                                              3,345        3,299        2,771
  Costs associated with loan refinancing (non-cash portion)                                 -          729            -
  Non-cash compensation expense to management and trustees                              2,011        1,590        1,013
  Increase in mortgage note accrued interest receivable                                (3,508)           -            -
  Increase in other assets                                                             (3,253)      (6,533)      (1,744)
  Increase in accounts payable and accrued liabilities                                    310        3,509          836
  Increase (decrease) in unearned rents                                                  (337)         739       (3,275)
                                                                                    ---------    ---------    ---------
        Net cash provided by operating activities                                      94,531       80,710       54,708
                                                                                    ---------    ---------    ---------

Investing activities:
  Acquisition of rental properties and other assets                                  (157,694)    (221,038)    (129,381)
  Net proceeds from sale of real estate and other assets                                  514        5,100            -
  Additions to properties under development                                           (26,064)     (41,197)     (21,987)
  Distributions from joint ventures                                                       855          811          486
  Proceeds from sale of equity interest in joint venture                                    -        8,240        8,437
  Proceeds from secured note receivable                                                     -        5,000            -
  Investment in secured notes receivable                                              (37,525)      (5,000)      (5,000)
                                                                                    ---------    ---------    ---------
        Net cash used in investing activities                                        (219,914)    (248,084)    (147,445)
                                                                                    ---------    ---------    ---------

Financing activities:
  Proceeds from long-term debt facilities                                             315,000      181,450      190,200
  Principal payments on long-term debt                                               (196,709)     (90,923)    (100,263)
  Deferred financing fees paid                                                         (2,083)      (5,133)      (7,550)
  Net proceeds from issuance of common shares                                             880      117,533       73,381
  Net proceeds from issuance of preferred shares                                       77,261            -            -
  Impact of stock option exercises, net                                                  (983)         970            -
  Purchase of common shares for treasury                                                 (759)           -            -
  Distributions paid to minority interests                                               (848)      (1,534)      (1,875)
  Dividends paid to shareholders                                                      (71,088)     (54,363)     (40,720)
                                                                                    ---------    ---------    ---------
        Net cash provided by financing activities                                     120,671      148,000      113,173
        Effect of exchange rate changes on cash                                             3          102            -
                                                                                    ---------    ---------    ---------

Net increase (decrease) in cash and cash equivalents                                   (4,709)     (19,272)      20,436
Cash and cash equivalents at beginning of year                                         11,255       30,527       10,091
                                                                                    ---------    ---------    ---------
Cash and cash equivalents at end of year                                            $   6,546    $  11,255    $  30,527
                                                                                    =========    =========    =========

Supplemental schedule of non-cash activity:
    Contribution of rental property to joint venture                                $       -    $  24,186    $       -
    Conversion of minority interest for common shares                               $       -    $  15,000    $       -
    Debt assumed by joint venture                                                   $       -    $  14,583    $       -
    Transfer of property under development to rental property                       $  29,752    $  59,443    $   5,509
    Issuance of restricted share grants                                             $   2,626    $   2,040    $   1,304
    Assumption of debt of New Roc                                                   $       -    $       -    $  70,000
    Issuance of shares in acquisition of rental properties                          $       -    $  27,087    $       -

Supplemental disclosure of cash flow information:
    Cash paid during the year for interest                                          $  40,414    $  37,008    $  29,010
    Cash paid (received) during the year for income taxes                           $    (321)   $     765    $       -

See accompanying notes to consolidated financial statements.

                         ENTERTAINMENT PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004, AND 2003

1. ORGANIZATION

DESCRIPTION OF BUSINESS

Entertainment Properties Trust (the Company) is a Maryland real estate investment trust (REIT) organized on August 29, 1997. The Company was formed to acquire and develop megaplex theatres, entertainment retail centers (centers generally anchored by an entertainment component such as a megaplex theatre and containing other entertainment-related properties) and other specialty properties. The Company's properties are located in the United States and Canada.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Entertainment Properties Trust and its subsidiaries, all of which are wholly-owned except for New Roc Associates, LP (New Roc). New Roc was acquired in October 2003 and is 71.4% owned. Minority interest expense related to New Roc was $34 thousand, $203 thousand and $55 thousand for the years ended December 31, 2005, 2004 and 2003, respectively. Total minority interest in New Roc was $5.2 million and $6.0 million at December 31, 2005 and 2004, respectively. All significant inter-company transactions have been eliminated in consolidation.

USE OF ESTIMATES

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

RENTAL PROPERTIES

Rental properties are carried at cost less accumulated depreciation. Costs incurred for the acquisition of the properties are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which generally are estimated to be 40 years for buildings and 3 to 20 years for furniture, fixtures and equipment. Tenant improvements, including allowances, are depreciated over the shorter of the base term of the lease or the estimated useful life. Expenditures for ordinary maintenance and repairs are charged to operations in the period incurred. Significant renovations and improvements which improve or extend the useful life of the asset are capitalized and depreciated over their estimated useful life.

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

                         ENTERTAINMENT PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004, AND 2003


ACCOUNTING FOR ACQUISITIONS

For rental property acquisitions completed after June 30, 2001 (the effective date of SFAS No. 141, "Business Combinations"), the Company considers the fair values of both tangible and intangible assets acquired or liabilities assumed when allocating the purchase price (plus any capitalized costs incurred during the acquisition). Tangible assets may include land, building, tenant improvements, furniture, fixtures and equipment. Intangible assets or liabilities may include values assigned to in-place leases (including the separate values that may be assigned to above-market and below-market in-place leases), the value of tenant relationships, and any assumed financing that is determined to be above or below market terms.

Most of the Company's rental property acquisitions do not involve in-place leases. In such cases, the cost of the acquisition is allocated to the tangible assets based on recent independent appraisals and management judgment. Because the Company typically executes these leases simultaneously with the purchase of the real estate, no value is ascribed to in-place leases in these transactions.

For rental property acquisitions involving in-place leases, the fair value of the tangible assets is determined by valuing the property as if it were vacant based on management's determination of the relative fair values of the assets. Management determines the "as if vacant" fair value of a property using recent independent appraisals or methods similar to those used by independent appraisers. The aggregate value of intangible assets or liabilities is measured based on the difference between the stated price plus capitalized costs and the property as if vacant.

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

                         ENTERTAINMENT PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004, AND 2003

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

Management of the Company reviews the carrying value of intangible assets for impairment on an annual basis. Intangible assets consist of the following at December 31 (in thousands):

                                               2005      2004
                                              -------  -------
In-place leases, net of accumulated
   amortization of $1.9 million
   and $778 thousand, respectively            $ 9,768  $10,207
Goodwill                                          693      693
                                              -------  -------
Total intangible assets, net                  $10,461  $10,900
                                              =======  =======

In-place leases, net at December 31, 2005 of approximately $9.8 million, relate to four entertainment retail centers in Ontario, Canada that were purchased on March 1, 2004 and one entertainment retail center in Burbank, California that was purchased on March 31, 2005. Goodwill at December 31, 2005 and 2004 relates solely to the acquisition of New Roc that was acquired on October 27, 2003. Amortization expense related to in-place leases is computed using the straight-line method and was $1.0 million and $778 thousand for the year ended December 31, 2005 and 2004, respectively. The weighted average life for these in-place leases at December 31, 2005 is 9 years. There was no amortization expense related to in-place leases for the year ended December 31, 2003.

Future amortization of in-place leases at December 31, 2005 is as follows (in thousands):

                         AMOUNT
                         ------
Year:
  2006                   $1,078
  2007                    1,078
  2008                    1,078
  2009                    1,070
  2010                    1,070
  Thereafter              4,394
                         ------
     Total               $9,768
                         ======

DEFERRED FINANCING COSTS

Deferred financing costs are amortized over the terms of the related long-term debt obligations or mortgage rate receivable as applicable.

                         ENTERTAINMENT PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004, AND 2003

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

REVENUE RECOGNITION

Rents that are fixed and determinable are recognized on a straight-line basis over the minimum terms of the leases. Base rent escalation in those of the Company's leases that are dependent upon increases in the Consumer Price Index
(CPI) is recognized when known. Straight-line rent receivable is included in other assets and was $4.7 million and $2.4 million at December 31, 2005 and 2004, respectively. In addition, most of the Company's tenants are subject to additional rents if gross revenues of the properties exceed certain thresholds defined in the lease agreements (percentage rents). Percentage rents are recognized at the time when specific triggering events occur as provided by the lease agreements. Percentage rents of $1.9 million, $2.2 million and $1.9 million were recognized in 2005, 2004 and 2003, respectively.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable, included in other assets, is reduced by an allowance for amounts that may become uncollectible in the future. The Company's receivable balance is comprised primarily of rents and operating cost recoveries due from tenants as well as accrued rental rate increases to be received over the life of the existing leases. The Company regularly evaluates the adequacy of its allowance for doubtful accounts. The evaluation primarily consists of reviewing past due account balances and considering such factors as the credit quality of the Company's tenants, historical trends of the tenant and/or other debtor, current economic conditions and changes in customer payment terms. Additionally, with respect to tenants in bankruptcy, the Company estimates the expected recovery through bankruptcy claims and increases the allowance for amounts deemed uncollectible. If the Company's assumptions regarding the collectiblity of accounts receivable prove incorrect, the Company could experience write-offs of the accounts receivable or accrued straight-line rents receivable in excess of its allowance for doubtful accounts. The allowance for doubtful accounts was $244 thousand and $93 thousand at December 31, 2005 and 2004, respectively.

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

In 2004, the Company acquired certain real estate operations that are subject to income tax in Canada. Also in 2004, the Company formed certain taxable REIT subsidiaries, as permitted under the Code, through which it conducts certain business activities. The taxable REIT subsidiaries are subject to federal and state income taxes on their net taxable income. Temporary differences between income for financial reporting purposes and taxable income for the Canadian operations and the taxable REIT subsidiaries

                         ENTERTAINMENT PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004, AND 2003

relate primarily to depreciation, amortization of deferred financing costs and straight line rents. As of December 31, 2005, the Canadian operations and the taxable REIT subsidiaries had deferred tax assets totaling approximately $3.0 million and deferred tax liabilities totaling approximately $1.6 million. As there is no assurance that the Canadian operations and the taxable REIT subsidiaries will generate taxable income in the future beyond the reversal of temporary taxable differences, the deferred tax asset has been offset by a valuation allowance such that there is no net deferred tax asset or liability at December 31, 2005 and 2004. Furthermore, the Company qualified as a REIT and distributed the necessary amount of taxable income. Accordingly, no provision for income taxes was recorded for the years ended December 31, 2005, 2004 or 2003.

Earnings and profits, which determine the taxability of distributions to shareholders, may differ from that reported for income tax reporting purposes due primarily to differences in the basis of the assets and the estimated useful lives used to compute depreciation.

CONCENTRATION OF RISK

American Multi-Cinema, Inc. (AMC) is the lessee of a substantial portion (54%) of the megaplex theatre rental properties held by the Company (including joint venture properties) at December 31, 2005 as a result of a series of sale leaseback transactions pertaining to a number of AMC megaplex theatres. A substantial portion of the Company's rental revenues (approximately $82.1 million or 57%, $74.8 million or 60%, and $66.1 million or 73% for the years ended December 31, 2005, 2004 and 2003, respectively) result from the rental payments by AMC under the leases, or its parent, AMC Entertainment, Inc. (AMCE), as the guarantor of AMC's obligations under the leases. AMCE has publicly held debt and accordingly, their financial information is publicly available.

CASH EQUIVALENTS

Cash equivalents include bank demand deposits and shares of highly liquid institutional money market mutual funds for which cost approximates market value.

RESTRICTED CASH

Restricted cash represents deposits required in connection with debt service, payment of real estate taxes and capital improvements.

SHARE BASED COMPENSATION

Share Options

During 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure," which provided alternative methods of accounting for stock-based compensation and amends SFAS No. 123 "Accounting for Stock-Based Compensation." Prior to 2003, the Company accounted for stock options issued under its share incentive plan under the recognition and measurement provisions of APB Opinion No. 25 "Accounting for Stock Issued to Employees," and related interpretations. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123 prospectively for all awards granted, modified, or settled after January 1, 2003. Awards under the Company's plan vest either immediately or up to a period of 5 years. Stock option expense for options issued after January 1, 2003 is recognized on a straight-line basis over the vesting period.

                         ENTERTAINMENT PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004, AND 2003


The expense related to stock options included in the determination of net income for 2005, 2004 and 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards for each year (in thousands):

                                                 2005      2004       2003
                                               --------  --------  --------
Net income available to common shareholders,
     as reported                               $ 57,707  $ 48,250  $ 32,131
Add: Stock-based compensation expense
     included in reported net income                145       116        25
Deduct: Total stock-based compensation
     expense determined under fair value
     based method for all awards                   (221)     (241)     (153)
                                               --------  --------  --------
Pro forma net income                           $ 57,631  $ 48,125  $ 32,003
                                               ========  ========  ========

Basic earnings per share:
     As reported                               $   2.31  $   2.12  $   1.81
     Pro forma                                     2.30      2.12      1.80

Diluted earnings per share:
     As reported                               $   2.26  $   2.07  $   1.77
     Pro forma                                     2.26      2.07      1.76

The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4.0% in 2005, 2004 and 2003, dividend yield of 6.0% in 2005 and 2004 and 8.0% in 2003, volatility factors of the expected market price of the Company's common shares of 20.7% in 2005, 14.1% in 2004 and 14.6% in 2003; and an expected life of the options of eight years.

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

                         ENTERTAINMENT PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004, AND 2003

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

RECLASSIFICATIONS

Certain reclassifications have been made to the prior period amounts to conform to the current period presentation.

3. RENTAL PROPERTIES

The following table summarizes the carrying amounts of rental properties as of December 31, 2005 and 2004 (in thousands):

                                     2005          2004
                                 --------------  ---------
Buildings and improvements       $    1,068,569    940,598
Furniture, fixtures & equipment           5,240      2,000
Land                                    322,865    265,276
                                 --------------  ---------
                                      1,396,674  1,207,874
Accumulated depreciation               (112,686)   (87,082)
                                 --------------  ---------
               Total             $    1,283,988  1,120,792
                                 ==============  =========

Depreciation expense on rental properties was $25.9 million, $22.3 million and $16.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.

4. UNCONSOLIDATED REAL ESTATE JOINT VENTURES

At December 31, 2005, the Company had a 20% investment interest in each of two unconsolidated real estate joint ventures, Atlantic-EPR I and Atlantic-EPR II. The Company accounts for its investment in these joint ventures under the equity method of accounting.

The Company recognized income of $437, $410 and $401 (in thousands) from its investment in the Atlantic-EPR I joint venture during 2005, 2004 and 2003, respectively. The Company also received distributions from Atlantic-EPR I of $511, $512 and $486 (in thousands) during 2005, 2004 and 2003, respectively. Condensed financial information for Atlantic-EPR I is as follows as of and for the years ended December 31, 2005, 2004 and 2003 (in thousands):

                             2005        2004     2003
                        -------------  --------  ------
Rental properties, net  $      29,889    30,533  31,177
Cash                              141       141     141
Long-term debt                 16,470    16,768  17,039
Partners' equity               13,452    13,790  14,173
Rental revenue                  4,156     4,077   4,006
Net income                      2,063     1,949   1,911

                         ENTERTAINMENT PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004, AND 2003

The Atlantic-EPR II joint venture was formed on March 1, 2004. The Company recognized income of $291 and $244 (in thousands) from its investment in this joint venture during 2005 and 2004, respectively. The Company also received distributions from Atlantic-EPR II of $344 and $299 (in thousands) during 2005 and 2004, respectively. Condensed financial information for Atlantic-EPR II is as follows as of and for the years ended December 31, 2005 and 2004 (in thousands):

                                                   2005      2004
                                                ----------  -------
Rental properties, net                          $   23,341   23,802
Cash                                                   114      103
Long-term debt                                      14,149   14,405
Note payable to Entertainment Properties Trust         117      117
Partners' equity                                     8,984    9,192
Rental revenue                                       2,778    2,377
Net income                                           1,280    1,046

The joint venture agreement for Atlantic-EPR I allows for the Company's partner, Atlantic of Hamburg, Germany (Atlantic), to exchange up to a maximum of 10% of its ownership interest per year in Atlantic-EPR I for common shares of the Company or, at the discretion of the Company, the cash value of those shares as defined in the joint venture agreement. This same provision exists in the Atlantic-EPR II joint venture agreement, except that Atlantic's right to such exchange does not commence until 2007.

5. OPERATING LEASES

The Company's rental properties are leased under operating leases with expiration dates ranging from 3 to 25 years. Future minimum rentals on non-cancelable tenant leases at December 31, 2005 are as follows (in thousands):

               AMOUNT
            -------------
Year:
 2006        $     157,948
 2007              157,461
 2008              157,613
 2009              158,030
 2010              156,771
 Thereafter      1,130,822
             -------------
    Total    $   1,918,645
             =============

The Company leases its executive office from a third party landlord through December, 2009. Rental expense for this lease totaled approximately $200 thousand, $195 thousand and $137 thousand in 2005, 2004 and 2003, respectively, and is included as a component of general and administrative expense in the accompanying consolidated statements of income. Future minimum lease payments under this lease at December 31, 2005 are (in thousands):

                         ENTERTAINMENT PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004, AND 2003

          AMOUNT
         ---------
Year:
 2006     $     203
 2007           209
 2008           214
 2009           220
 2010            --
          ---------
Total     $     846
          =========

6. LONG-TERM DEBT

Long term debt at December 31, 2005 and 2004 consists of the following (in thousands):

                                                              2005       2004
                                                          -----------  --------
(1)Secured revolving variable rate credit facility,            64,000    27,000
   due March 29, 2007
(2)Mortgage note payable, 8.18%, repaid February 1, 2005           --    18,850
(3)Mortgage notes payable, 6.50%-15.03%, due
   February 10, 2006                                          109,355   113,074
(4)Mortgage note payable, 6.77%, due July 11, 2028             94,859    96,550
(5)Mortgage note payable, 7.37%, due July 15, 2018             14,998    15,660
(6)Mortgage notes payable, 4.26%-9.012%, due
   February 10, 2013                                          142,399   147,257
(7) Mortgage note payable, 6.84%, due March 1, 2014           105,711   105,038
(8) Mortgage note payable, 5.58%, due April 1, 2014            64,608    65,463
(9) Mortgage note payable, 5.56%, due June 5, 2015             35,780        --
(10) Mortgage notes payable, 5.77%, due November 6, 2015       78,881        --
Other                                                           4,000     4,000
                                                          -----------  --------
               Total                                      $   714,591   592,892
                                                          ===========  ========

(1)The Company's secured revolving variable rate credit facility was due March 29, 2007 and was secured by fourteen theatre properties, two theatre and retail mix properties and one retail mix property, which had a net book value of approximately $208.8 million at December 31, 2005. There was $64.0 million and $27 million outstanding on the $150 million secured revolving variable rate credit facility at December 31, 2005 and 2004, respectively. The note required monthly payments of interest with the outstanding principal due at maturity. At December 31, 2005, the principal amounts were bearing interest at LIBOR plus 225 basis points (6.59% at December 31, 2005). As described in Note 17, the Company's credit facility was amended and restated subsequent to December 31, 2005.

(2)The Company's mortgage note payable due February 1, 2005 was secured by three theatre properties, which had a net book value of approximately $37.9 million at December 31, 2004. The note required monthly principal and interest payments with the outstanding principal due at maturity. The note was paid in full at maturity on February 1, 2005 (see Note 14).

                         ENTERTAINMENT PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004, AND 2003

(3)The Company's mortgage notes payable were due February 10, 2006 and were secured by nine theatre properties, which had a net book value of approximately $175.4 million at December 31, 2005, and by $6.5 million in cash escrow deposits. The escrow deposits are recorded as restricted cash in the accompanying consolidated balance sheets at December 31, 2005 and 2004. The escrow deposits were required by the terms of the mortgage notes and were available to pay debt service on the mortgage notes if certain triggering events occurred, or they were to be applied to the principal amount at maturity. The notes required monthly principal and interest payments of approximately $1.0 million with a final principal payment at maturity of approximately $109.0 million. As described in Note 17, these notes were paid in full at maturity using the cash escrow deposits, borrowings under the Company's unsecured revolving variable rate credit facility and proceeds of approximately $44 million from refinancing two of the theatre properties originally included as security.

(4)The Company's mortgage note payable due July 11, 2028 is secured by eight theatre properties, which had a net book value of approximately $135.7 million at December 31, 2005. The note requires monthly principal and interest payments of approximately $689 thousand. This mortgage agreement contains a "hyper-amortization" feature, in which the principal payment schedule is rapidly accelerated, and our principal payments are substantially increased, if we fail to pay the balance of approximately $89.9 million on the anticipated prepayment date of July 11, 2008.

(5)The Company's mortgage note payable due June 15, 2018 is secured by one theatre property, which had a net book value of approximately $21.4 million at December 31, 2005. The notes require monthly principal and interest payments of approximately $151 thousand with a final principal payment at maturity of approximately $0.8 million.

(6)The Company's mortgage notes payable due February 10, 2013 are secured by fourteen theatre properties, which had a net book value of approximately $229.4 million at December 31, 2005. The notes require monthly principal and interest payments of approximately $1.1 million with a final principal payment at maturity of approximately $99.2 million.

(7)The Company's mortgage note payable due March 1, 2014 is secured by four theatre and retail mix properties in Ontario, Canada, which had a net book value of approximately $174.6 million at December 31, 2005. The note requires monthly principal and interest payments of approximately $840 thousand with a final principal payment at maturity of approximately $73.6 million. The mortgage note payable is denominated in Canadian dollars. At December 31, 2005 and 2004, the outstanding balance in Canadian dollars was $126.3 million and $122.9 million, respectively.

(8)The Company's mortgage note payable due April 1, 2014 is secured by one theatre and retail mix property, which had a net book value of approximately $95.7 million at December 31, 2005. The note requires monthly principal and interest payments of approximately $378 thousand with a final principal payment at maturity of approximately $55.3 million.

                         ENTERTAINMENT PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004, AND 2003

(9)The Company's mortgage note payable due June 5, 2015 is secured by one theatre and retail mix property, which had a net book value of approximately $50.9 million at December 31, 2005. The note requires monthly principal and interest payments of approximately $206 thousand with a final principal payment at maturity of approximately $30.1 million.

(10)The Company's mortgage notes payable due November 6, 2015 are secured by six theatre properties, which had a net book value of approximately $90.0 million at December 31, 2005. The notes require monthly principal and interest payments of approximately $498 thousand with a final principal payment at maturity of approximately $60.7 million.

Certain of the Company's long-term debt agreements contain customary restrictive covenants related to financial and operating performance. At December 31, 2005, the Company was in compliance with all restrictive covenants.

Principal payments due on long term debt obligations subsequent to December 31, 2005 are as follows (in thousands):

                     AMOUNT
                  ------------
Year:
 2006              $    122,828
 2007                    78,322
 2008                   104,217
 2009                    13,956
 2010                    14,820
 Thereafter             380,448
                   ------------
     Total         $    714,591
                   ============

As indicated above and in Note 17, subsequent to December 31, 2005, the Company amended and restated its credit facility, and refinanced $109 million in mortgage notes payable that had matured. As a result, $14.0 million of principal payments are now due in 2006 compared to the $122.8 million shown above.

The Company capitalizes a portion of interest costs as a component of property under development. The following is a summary of interest costs incurred during 2005, 2004 and 2003 (in thousands):

                                                2005      2004     2003
                                              ---------  -------  ------
Interest cost charged to income               $  42,427   38,054  30,570
Interest cost capitalized                           160      688     832
                                              ---------  -------  ------
               Total interest costs incurred  $  42,587   38,742  31,402
                                              =========  =======  ======

                         ENTERTAINMENT PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 2005, 2004, AND 2003

7. SHARE INCENTIVE PLAN

The Company maintains a Share Incentive Plan (the Plan) under which common shares and options to purchase up to 3,000,000 of the Company's common shares, subject to adjustment in the event of certain capital events, may be granted. At December 31, 2005, there were 1,606,243 shares available for grant under the Plan.

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

                                                              WEIGHTED
                                                              AVERAGE
                       NUMBER OF       OPTION PRICE           EXERCISE
                        SHARES          PER SHARE              PRICE
                      -----------  ----------------------  --------------
Outstanding at
   December 31, 2002      733,787        14.00 -    20.00           17.25
      Exercised            66,863        14.00 -    22.89           18.50
      Granted             341,019        23.26 -    27.43           24.98
                      -----------
Outstanding at
   December 31, 2003    1,007,943        14.00 -    27.43           19.67
      Exercised           178,353        14.13 -    26.87           16.22
      Granted             151,087        32.50 -    39.80           36.41
                      -----------
Outstanding at
   December 31, 2004      980,677  $     14.00 - $  39.80  $        22.99
      Exercised           215,137        14.13 -    34.26           19.57
      Granted             124,636        41.65 -    43.75           42.27
                      -----------
Outstanding at
   December 31, 2005      890,176  $     14.00 - $  43.75  $        26.52
                      ===========

The weighted average fair value of options granted was $3.47, $1.18 and $.41 during 2005, 2004 and 2003, respectively.

The following table summarizes outstanding and exercisable options at December 31, 2005:

    Exercise           Options      Options     Weighted avg.
   price range       outstanding  exercisable  life remaining
-------------------  -----------  -----------  ---------------
$     14.00 - 19.99    230,811      195,483          4.7
      20.00 - 29.99    387,065      135,864          6.8
      30.00 - 39.99    147,664       64,796          9.3
      40.00 - 43.75    124,636            -          9.8
                       -------      -------          ---
                       890,176      396,143          6.9
                       =======      =======          ===

                         ENTERTAINMENT PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004, AND 2003

RESTRICTED SHARES

During 2005, 2004 and 2003, the Company issued 63,048, 55,651 and 54,480, respectively, of restricted common shares as bonus and long-term incentive compensation to executives and other employees of the Company. During 2004, the Company also issued 717 restricted common shares as retainers to trustees of the Company. No restricted common shares were issued to trustees of the Company during 2005. Based upon the market price of the Company's common shares on the grant dates, approximately $2.6 million, $2.1 million and $1.3 million were recognized as non-vested shares issued in 2005, 2004 and 2003 respectively.

The holders of these restricted shares have voting rights and receive dividends from the date of grant. These shares vest ratably over a period of one to five years. The Company records the awards as unearned compensation when granted using the fair value of the shares at the grant date and stock compensation expense pertaining to these restricted shares is amortized on a straight-line basis over the period of vesting. Total stock compensation expense related to the restricted shares recorded during 2005, 2004 and 2003 amounted to $1.71 million, $1.38 million and $926 thousand, respectively. At December 31, 2005, there were 140,133 non-vested restricted shares issued and outstanding.

8. RELATED PARTY TRANSACTIONS

In 2000, the Company loaned an aggregate of $3.5 million to Company executives. The loans were made in order for the executives to purchase common shares of the Company at the market value of the shares on the date of the loan, as well as to repay borrowings on certain amounts previously loaned. The loans are recourse to the executives' assets and bear interest at 6.24%, are due on January 1, 2011 and interest is payable at maturity. Interest income from these loans totaled $327 thousand, $307 thousand and $289 thousand for the years ended December 31, 2005, 2004 and 2003, respectively. These loans were issued with terms that include a Loan Forgiveness Program, under which the compensation committee of the Board of Trustees may forgive a portion of the above referenced indebtedness after application of proceeds from the sale of shares, following a change in control of the Company. The compensation committee may also forgive the debt incurred upon termination of employment by reason of death, disability, normal retirement or without cause. At December 31, 2005 and 2004, accrued interest receivable on these loans, included in other assets in the accompanying consolidated balance sheets, was $2.00 million and $1.67 million, respectively.

The Company loaned $5 million to a minority joint venture partner in 2003 in connection with an acquisition. This note is included in other assets, bears interest at 10% per year, matures on March 9, 2009, and is secured by the minority partner's interest in the partnership. In February 2004, the Company loaned an additional $5 million to the same minority partner with interest also at 10% per year. This note was paid in full, including all accrued interest, on October 14, 2004. Interest income from these loans totaled $500 thousand, $954 thousand and $163 thousand for the years ended December 31, 2005, 2004 and 2003, respectively.

                         ENTERTAINMENT PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004, AND 2003

9. EARNINGS PER SHARE

The following table sets forth the computation of the basic and diluted earnings per common share for the years ended December 31, 2005, 2004 and 2003 (amounts in thousands except per share information):

                                               2005         2004      2003
                                            -----------    ------    ------
Net income available to common
     shareholders                           $    57,707    48,250    32,131

Weighted-average shares outstanding              25,019    22,721    17,780

Basic net income per common share           $      2.31      2.12      1.81

Numerator for diluted earnings per
  common share:
    Net income available to common
       shareholders                         $    57,707    48,250    32,131
    Minority interests                               --       750     1,500
                                            -----------    ------    ------
    Numerator for diluted earnings per
       common share                         $    57,707    49,000    33,631
                                            ===========    ======    ======
Weighted-average shares outstanding              25,019    22,721    17,780

Effect of dilutive securities:
    Employee options to acquire common
       shares                                       345       383       322
    Minority interest convertible into
       common shares                                 --       429       857
    Non-vested common share grants                  140       131        92
                                            -----------    ------    ------
    Dilutive potential common shares                485       943     1,271
                                            -----------    ------    ------
    Denominator for diluted earnings per
       share                                     25,504    23,664    19,051
                                            ===========    ======    ======
Diluted net income per common share         $      2.26      2.07      1.77

10. DERIVATIVE FINANCIAL INSTRUMENTS

In 1998, the Company entered into a forward contract in connection with a mortgage note payable due July 2028 to essentially fix the base rate of interest on a notional amount of $105 million. Because of a hyper-amortization feature on this note, as further described in Note 6, it is anticipated that this note will be paid in full prior to maturity in July, 2008, the optional prepayment date. The forward contract settled on June 29, 1998, the closing date of the long-term debt issuance, and the Company incurred a loss of $1.4 million, which is being amortized as an increase to interest expense over the anticipated ten year term of the long-term debt resulting in an effective interest rate of 6.84%. The remaining unamortized amount of $434 thousand and $605 thousand is included in other assets in the accompanying 2005 and 2004 consolidated balance sheets, respectively.

                         ENTERTAINMENT PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004, AND 2003

11. COMPLETED PROPERTY ACQUISITIONS

The Company acquired a 71.4% ownership interest in New Roc Associates, LP (New
Roc) on October 27, 2003 in exchange for cash of $25 million. New Roc owns an entertainment retail center encompassing 446 thousand square feet located in New Rochelle, New York. The results of New Roc's operations have been included in the consolidated financial statements since the date of acquisition. At any time after March 8, 2007, the Company's partner in New Roc, LRC Industries L.T.D.
(LRC), has the right to exchange its interest in New Roc for common shares of the Company or the cash value of those shares, at the Company's option, as long as the net operating income (NOI) of New Roc during the preceding 12 months exceeds $8.9 million, and certain other conditions are met. The number of common shares of the Company issuable to LRC would equal 75% of LRC's capital in New Roc (up to 100% if New Roc's NOI is between $8.9 million and $10.0 million), divided by the greater of the Company's book value per share or the average closing price of the Company's common shares. New Roc's NOI was approximately $8.9 million for the year ended December 31, 2005 and LRC's capital in New Roc was approximately $5.2 million.

On March 1, 2004, the Company also acquired, through a wholly-owned subsidiary, four separate entertainment retail centers anchored by AMC megaplex theatres located in Ontario, Canada for total consideration of U.S. $152 million. Approximately U.S. $27 million of the purchase price consisted of 747,243 restricted common shares of the Company valued at U.S. $36.25 per share determined based on a the approximate average market price of the Company's common shares over the 2-day period before and after the terms of the acquisition were agreed upon. The cash portion of the purchase price was paid in Canadian dollars and financed in part through Canadian-dollar non-recourse fixed-rate mortgage loans of approximately U.S. $97 million. The properties are the Mississauga Entertainment Centrum located in suburban Toronto, the Oakville Entertainment Centrum located in suburban Toronto, the Whitby Entertainment Centrum located in suburban Toronto, and the Kanata Centrum Walk located in suburban Ottawa.

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

The following unaudited pro forma results of operations reflect the Company's acquisitions of the Canadian properties as if they had occurred as of the beginning of 2004:

                                                PRO FORMA YEAR
                                              ENDED DECEMBER 31,
                                                    2004
                                              ------------------
Total revenue                                     $  136,981

Net income available to common shareholders       $   48,826

Basic net income per common share                 $     2.14

Diluted net income per common share               $     2.08

                          ENTERTAINMENT PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004, AND 2003

For the year ended December 31, 2005 and 2004, respectively, approximately $28.2 million, or 17.1%, and $19.3 million, or 14.5%, of total revenue was derived from the Company's four entertainment retail centers in Ontario, Canada. For the year ended December 31, 2005, approximately $31.8 million, or 19.3% of our total revenue was derived from the Company's four entertainment retail centers in Ontario, Canada combined with the mortgage financing interest related to the Company's mortgage note receivable held in Canada and funded on June 1, 2005 (see Note 16).

During 2005 and 2004, the Company acquired various other rental and development properties. Those acquisitions were recorded at the Company's cost of acquisition. Rental properties acquired generally consisted of properties subject to triple-net leases.

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

Management compares the carrying value and the estimated fair value of our financial instruments. The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instruments at December 31, 2005 and 2004:

      MORTGAGE NOTE RECEIVABLE AND RELATED ACCRUED INTEREST RECEIVABLE:

      At December 31, 2005, the Company had a mortgage note receivable with a carrying value, including related accrued interest, of $44.1 million. The note bears interest at 15% and its carrying value approximates fair value.

      CASH AND CASH EQUIVALENTS, RESTRICTED CASH:

      Due to the highly liquid nature of our short term investments, the carrying values of our cash and cash equivalents and restricted cash approximate the fair market values.

      ACCOUNTS RECEIVABLE:

      The carrying value of our accounts receivable, included in other assets, approximates the fair market value due to the short term maturities of these amounts.

      DEBT INSTRUMENTS:

      The fair value of the Company's debt as of December 31, 2005 and 2004 is estimated by discounting the future cash flows of each instrument using current market rates. At December 31, 2005, the Company had a carrying value of $64.0 million in variable rate debt outstanding, which management believes represents fair value. At December 31, 2005, the Company had a carrying value of $650.6 million in fixed rate long-term debt outstanding with an average weighted interest rate of approximately 6.3%. Discounting the future cash flows for fixed rate debt using an estimated market rate of 5.75%, management estimates the fixed rate debt's fair value to be approximately $658.5 million at December 31, 2005.

      At December 31, 2004, the Company had a carrying value of $565.9 million in fixed rate long-term debt outstanding with an average weighted interest rate of approximately 6.5%. Discounting the future cash flows for fixed rate debt using an estimated market rate of 6%, management estimates the fixed rate debt's fair value to be approximately $570.2 million at December 31, 2004.

                         ENTERTAINMENT PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004, AND 2003

      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

      The carrying value of accounts payable and accrued liabilities approximates fair value due to the short term maturities of these amounts.

      COMMON AND PREFERRED DIVIDENDS PAYABLE:

      The carrying values of common and preferred dividends payable approximate fair value due to the short term maturities of these amounts.

13. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial data for the years ended December 31, 2005 and 2004 are as follows (in thousands, except per share data):

                              MARCH 31    JUNE 30    SEPTEMBER 30   DECEMBER 31
                             ----------   --------   ------------   -----------
2005:
   Total revenue             $   37,943     40,774      41,825        44,274
   Net income                    15,813     17,322      17,814        18,112
   Net income available to
      common shareholders        13,207     14,406      14,898        15,196
   Basic net income per
      common share                 0.53       0.58        0.59          0.61
   Diluted net income per
      common share                 0.52       0.57        0.58          0.60

                              MARCH 31    JUNE 30    SEPTEMBER 30   DECEMBER 31
                             ----------   --------   ------------   -----------
2004:
   Total revenue             $   29,614     34,032         35,154     34,514
   Net income                    11,330     11,716         15,354     15,314
   Net income available to
      common shareholders         9,964     10,350         13,988     13,948
   Basic net income per
      common share                 0.50       0.47           0.58       0.56
   Diluted net income per
      common share                 0.49       0.46           0.57       0.55

                         ENTERTAINMENT PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004, AND 2003

14. DIVIDENDS

COMMON SHARES

The Board of Trustees declared cash dividends totaling $2.50 per common share for the year ended December 31, 2005 and $2.25 per common share for the year ended December 31, 2004.

Of the total dividends calculated for tax purposes, the amounts characterized as ordinary income, return of capital and capital gain for 2005 and 2004 are as follows:

Cash dividends paid per common share for the year ended December 31, 2005:

                                      CASH        TAXABLE
                    CASH PAYMENT   DISTRIBUTION   ORDINARY   RETURN OF    LONG-TERM
   RECORD DATE          DATE        PER SHARE      INCOME     CAPITAL    CAPITAL GAIN
-----------------   ------------   ------------   --------   ---------   ------------
12-31-04              01-14-05     $   0.56250    0.46355     0.09895              --
03-31-05              04-15-05         0.62500    0.51505     0.10995              --
06-30-05              07-15-05         0.62500    0.51505     0.10995              --
09-30-05              10-14-05         0.62500    0.51505     0.10995              --
                                   -----------    -------     -------    ------------

   Total for 2005                  $   2.43750    2.00870     0.42880              --
                                   ===========    =======     =======    ============

                                   $     100.0%      82.4%       17.6%             --

Cash dividends paid per common share for the year ended December 31, 2004:

                                      CASH        TAXABLE
                    CASH PAYMENT   DISTRIBUTION   ORDINARY   RETURN OF    LONG-TERM
   RECORD DATE          DATE        PER SHARE      INCOME     CAPITAL    CAPITAL GAIN
-----------------   ------------   ------------   --------   ---------   ------------
12-31-03              01-15-04     $   0.50000    0.38960     0.11040              --
03-31-04              04-15-04         0.56250    0.43820     0.12430              --
06-30-04              07-15-04         0.56250    0.43820     0.12430              --
09-30-04              10-15-04         0.56250    0.43820     0.12430              --
                                   -----------    -------     -------    ------------

   Total for 2004                  $   2.18750    1.70420     0.48330              --
                                   ===========    =======     =======    ============

                                   $     100.0%      77.9%       22.1%             --

SERIES A PREFERRED SHARES

On May 29, 2002, the Company issued 2.3 million 9.50% Series A cumulative redeemable preferred shares ("Series A preferred shares") in a registered public offering. The Company may not redeem the Series A preferred shares, which have a $25 liquidation preference per share, before May 29, 2007, except in limited circumstances to preserve the Company's REIT status. On or after May 29, 2007, the Company may, at its option, redeem the Series A preferred shares in whole at any time or in part from time to time, by paying $25 per share, plus any accrued and unpaid dividends up to and including the date of redemption. The Series A preferred shares generally have no stated maturity, are not subject to any sinking fund or mandatory redemption, and are not convertible into any of the Company's other securities. The Board of Trustees declared cash dividends totaling $2.375 per Series A preferred share for the years ended December 31, 2005 and December 31, 2004, respectively.

                         ENTERTAINMENT PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004, AND 2003

Of the total dividends calculated for tax purposes, the amounts characterized as ordinary income, return of capital and capital gain for 2005 and 2004 are as follows:

Cash dividends paid per Series A preferred share for the year ended December 31, 2005:

                                      CASH        TAXABLE
                    CASH PAYMENT   DISTRIBUTION   ORDINARY   RETURN OF    LONG-TERM
   RECORD DATE          DATE        PER SHARE      INCOME     CAPITAL    CAPITAL GAIN
-----------------   ------------   ------------   --------   ---------   ------------
12-31-04              01-14-05     $   0.59375    0.59375          --              --
03-31-05              04-15-05         0.59375    0.59375          --              --
06-30-05              07-15-05         0.59375    0.59375          --              --
09-30-05              10-14-05         0.59375    0.59375          --              --
                                   -----------    -------    --------    ------------

   Total for 2005                  $   2.37500    2.37500          --              --
                                   ===========    =======    ========    ============

                                   $     100.0%     100.0%         --              --

Cash dividends paid per Series A preferred share for the year ended December 31, 2004:

                                      CASH        TAXABLE
                    CASH PAYMENT   DISTRIBUTION   ORDINARY   RETURN OF    LONG-TERM
   RECORD DATE          DATE        PER SHARE      INCOME     CAPITAL    CAPITAL GAIN
-----------------   ------------   ------------   --------   ---------   ------------
12-31-03              01-15-04     $   0.59375    0.59375          --              --
03-31-04              04-15-04         0.59375    0.59375          --              --
06-30-04              07-15-04         0.59375    0.59375          --              --
09-30-04              10-15-04         0.59375    0.59375          --              --
                                   -----------    -------    --------    ------------

   Total for 2004                  $   2.37500    2.37500          --              --
                                   ===========    =======    ========    ============

                                   $     100.0%     100.0%         --              --

SERIES B PREFERRED SHARES

On January 19, 2005, the Company issued 3.2 million 7.75% Series B cumulative redeemable preferred shares ("Series B preferred shares") in a registered public offering for net proceeds of $77.5 million, before expenses. The Company pays cumulative dividends on the Series B preferred shares from (and including) the date of original issuance in the amount of $1.9375 per share each year, which is equivalent to 7.75% of the $25 liquidation preference per share. Dividends on the Series B preferred shares are payable quarterly in arrears, and began on April 15, 2005. The Company may not redeem the Series B preferred shares before January 19, 2010, except in limited circumstances to preserve the Company's REIT status. On or after January 19, 2010, the Company may, at its option, redeem the Series B preferred shares in whole at any time or in part from time to time, by paying $25 per share, plus any accrued and unpaid dividends up to and including the date of redemption. The Series B preferred shares generally have no stated maturity, will not be subject to any sinking fund or mandatory redemption, and are not convertible into any of the Company's other securities. Owners of the Series B preferred shares generally have no voting rights, except under certain dividend defaults. A portion of the proceeds from this offering was used to repay $18.8 million in mortgage notes payable on their due date of February 1, 2005, described in Note 6. The Board of Trustees declared cash dividends totaling $1.35625 per Series B preferred share for the year ended December 31, 2005.

                         ENTERTAINMENT PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004, AND 2003

Of the total dividends calculated for tax purposes, the amounts characterized as ordinary income, return of capital and capital gain for 2005 are as follows:

Cash dividends paid per Series B preferred share for the year ended December 31, 2005:

                                      CASH        TAXABLE
                    CASH PAYMENT   DISTRIBUTION   ORDINARY    RETURN OF    LONG-TERM
   RECORD DATE          DATE        PER SHARE      INCOME      CAPITAL    CAPITAL GAIN
-----------------   ------------   ------------   --------    ---------   ------------
03-31-05              04-15-05        0.387500    0.387500           --             --
06-30-05              07-15-05        0.484375    0.484375           --             --
09-30-05              10-14-05        0.484375    0.484375           --             --
                                   -----------    --------    ---------   ------------

   Total for 2005                  $  1.356250    1.356250           --             --
                                   ===========    ========    =========   ============

                                   $     100.0%      100.0%          --             --

15. CONVERSION OF PREFERRED INTEREST IN EPT GULF STATES, LLC

On September 20, 2004, 100% of the preferred interest in EPT Gulf States, LLC (Gulf States), a subsidiary formed in 2002 for the purpose of acquiring five theatre properties, was converted to 857,145 restricted common shares of the Company. As a result, $15 million of minority interest in Gulf States was converted to common shares and additional paid-in-capital. Minority interest expense related to the preferred interest in Gulf States was $.8 million and $1.5 million for the years ended December 31, 2004 and 2003, respectively.

16. INVESTMENT IN MORTGAGE NOTE

On June 1, 2005, a wholly-owned subsidiary of the Company provided a secured mortgage construction loan of $47 million Canadian (US $ 37.5 million) to Metropolis Limited Partnership (the Partnership). The Partnership was formed for the purpose of developing a 13 level entertainment retail center in downtown Toronto, Ontario, Canada. The Partnership consists of the developer of the center as general partner and two limited partner pension funds. It is anticipated that the development will be completed in 2008 at a total cost of approximately $272 million Canadian, including all capitalized costs, and will contain approximately 360,000 square feet of net rentable area (excluding signage).

This mortgage note receivable bears interest at 15% and is senior to all other Partnership debt at December 31, 2005. The Partnership has an agreement with a bank to provide a first mortgage construction loan to the Partnership of up to $106 million. The bank construction financing will be senior to the Company's mortgage note. The note has a stated maturity of June 2, 2010. No principal or interest payments are due prior to November 30, 2007 at which time a 25% principal payment is due along with all accrued interest to date (defined as the "Option Due Date Amount"). The Partnership also has an option on November 30, 2007 (the "Option Date") to either pay off the note in full including all accrued interest, without penalty, or to extend the Option Due Date Amount by an additional 12 months, in which case the Option Date would be November 30, 2008. The Partnership could also prepay the note (in full only, including all accrued interest) at any other time with prepayment penalties as defined in the agreement.

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

                         ENTERTAINMENT PROPERTIES TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004, AND 2003

operating income capitalized at a pre-determined rate. A subscription agreement governs the terms of the cash flow sharing with the other partners should the Company elect to become an owner.

The carrying value of the Company's mortgage note receivable at December 31, 2005 was US $44.1 million, including related accrued interest receivable of US $3.7 million. Cost overruns of the project, if any, are the responsibility of the Partnership. The Company has no obligation to fund any additional amounts, and has no other guarantees of any kind related to the project.

17. SUBSEQUENT DEVELOPMENTS

On January 31, 2006, the Company amended and restated its secured revolving variable rate credit facility to increase the size of the facility to $200 million from $150 million and reduce the interest rate charged on the facility from rates ranging from LIBOR plus 175 to 250 basis points to LIBOR plus 130 to 175 basis points. The facility was also converted from a secured to an unsecured facility. The unsecured revolving variable rate credit facility has a three year term expiring in 2009 with a one year extension available at the Company's option. As a result of this amendment and restatement, the Company will expense certain unamortized financing costs, totaling approximately $673 thousand, in the first quarter of 2006.

On February 8, 2006, the Company closed on a public offering of 1,000,000 common shares at $41.25 per share. The underwriter of this offering subsequently exercised an option to purchase an additional 150,000 common shares at $41.25 per share which closed on February 15, 2006. Total net proceeds to the Company after expenses were approximately $46.2 million.

On February 10, 2006, the Company paid off approximately $109 million in mortgage notes payable that had matured using funds from related debt service escrow deposits, borrowings under the Company's amended and restated unsecured revolving variable rate credit facility and approximately $44 million in proceeds from the refinancing of two of the theatres originally included as security for those mortgage notes payable. The new mortgage loans bear interest at 5.84%, mature on March 6, 2016 and require monthly principal and interest payments totaling $279 thousand with a final principal payment at maturity totaling $33.9 million.

18. COMMITMENTS AND CONTINGENCIES

As of December 31, 2005, the Company had six theatre development projects under construction for which it has agreed to either finance the development costs or purchase the theatre upon completion. The properties are being developed by the prospective tenants. These theatres are expected to have a total of 95 screens and their development costs (including land) are expected to be approximately $88.2 million. Through December 31, 2005, the Company has invested $26.9 million in these projects (including land), and has commitments to fund approximately $61.3 million of additional improvements. Development costs are advanced by the Company either in periodic draws or upon successful completion of construction. If the Company determines that construction is not being completed in accordance with the terms of the development agreement, the Company can discontinue funding construction draws or refuse to purchase the completed theatre. The Company has agreed to lease the theatres to the operators at pre-determined rates.

                         ENTERTAINMENT PROPERTIES TRUST
                 Schedule II - Valuation and Qualifying Accounts
                                December 31, 2005

                                    BALANCE AT            ADDITIONS             DEDUCTIONS                BALANCE AT
   DESCRIPTION                  DECEMBER 31, 2004        DURING 2005           DURING 2005            DECEMBER 31, 2005
-----------------               -----------------        -----------           -----------            ------------------
Reserve for
  Doubtful Accounts                  93,000                482,000              (331,000)                  244,000

See accompanying report of independent registered public accounting firm.

                         ENTERTAINMENT PROPERTIES TRUST
                 Schedule II - Valuation and Qualifying Accounts
                                December 31, 2004

                                   BALANCE AT             ADDITIONS             DEDUCTIONS               BALANCE AT
   DESCRIPTION                  DECEMBER 31, 2003        DURING 2004           DURING 2004            DECEMBER 31, 2004
-----------------               -----------------        -----------           -----------            ------------------
Reserve for
  Doubtful Accounts               60,000                  33,000                     --                     93,000

See accompanying report of independent registered public accounting firm

                         ENTERTAINMENT PROPERTIES TRUST
             Schedule III - Real Estate and Accumulated Depreciation
                                December 31, 2005

                                                                       INITIAL COST
                                                                   --------------------
                                                                            BUILDINGS,    ADDITIONS (SALES)
                                                                           EQUIPMENT &      SUBSEQUENT TO
    DESCRIPTION                MARKET              ENCUMBRANCE      LAND   IMPROVEMENTS      ACQUISITION
----------------------  ---------------------   ----------------   ------  ------------   -----------------
Grand 24                Dallas, TX              $         10,842    3,060       15,281               --
Mission Valley 20       San Diego, CA                      9,475       --       16,028               --
Promenade 16            Los Angeles, CA                   16,626    6,021       22,104               --
Ontario Mills 30        Los Angeles, CA                   14,761    5,521       19,450               --
Lennox 24               Columbus, OH                       7,499       --       12,685               --
West Olive 16           St. Louis, MO                     10,396    4,985       12,602               --
Studio 30               Houston, TX                       15,406    6,023       20,037               --
Huebner Oaks 24         San Antonio, TX                    9,854    3,006       13,662               --
First Colony 24         Houston, TX                       10,009       --       19,100               67
Oakview 24              Omaha, NE                         12,305    5,215       16,700               59
Leawood 20              Kansas City, MO                    8,272    3,714       12,086               43
Gulf Pointe 30          Houston, TX                       13,512    4,304       21,496               76
South Barrington 30     Chicago, IL                       17,962    6,577       27,723               98
Mesquite 30             Dallas, TX                        12,153    2,912       20,288               72
Hampton Town Center 24  Norfolk, VA                       14,929    3,822       24,678               88
Pompano 18              Pompano Beach, FL                 10,984    6,376        9,899            2,425
Raleigh Grand 16        Raleigh, NC                        7,089    2,919        5,559               --
Paradise 24             Miami, FL                         12,278    2,000       13,000            8,512
Pompano Kmart           Pompano Beach, FL                     --      600        2,430               --
Pompano Restaurant      Pompano Beach, FL                     --      200          803              430
Aliso Viejo 20          Los Angeles, CA                   11,488    8,000       14,000               --
Bosie Stadium 20        Boise, ID                         15,876       --       16,003               --
Woodridge 18            Chicago, IL                        8,140    9,926        8,968               --
Cary Crossroads 20      Cary, NC                           8,714    3,352       11,653              155
Tampa Palms 20          Tampa, FL                         10,319    6,000       12,809               --
Palm Promenade          San Diego, CA                     13,701    7,500       17,750               --
On The Border           Dallas, TX                            --      879           --               --
Bennigans               Dallas, TX                            --      565           --            1,000
Bennigans               Houston, TX                           --      652           --              750
Texas Land & Cattle     Dallas, TX                            --    1,519           --               --
Texas Roadhouse Grill   Atlanta, GA                           --      886           --               --
Roadhouse Grill         Atlanta, GA                           --      868           --               --
Westminster 24          Denver, CO                        14,998    5,850       17,314               --
Westminster Center      Denver, CO                         6,336    6,204       12,600            2,739
Westbank Palace 10      Westbank, LA                       9,172    4,378       12,330               --
Houma Palace 10         Houma, LA                          5,159    2,404        6,780               --
Hammond Palace 10       Hammond, LA                        5,016    2,404        6,780               --
Elmwood Palace 10       Elmwood, LA                       13,185    5,264       14,820               --
Clearview Palace 12     Clearview, LA                      6,879       --       11,740               --
Sterling Forum 30       Sterling Heights, MI              16,051    5,975       17,956            3,400
Olathe Studio 30        Olathe, KS                        11,465    4,000       15,935               --
Cherrydale 16           Greenville, SC                     4,730    1,660        7,570               --
Livonia                 Livonia, MI                       13,127    4,500       17,525               --
Hoffman 22              Alexandria, VA                    13,185       --       22,035               --
Little Rock Rave        Little Rock, AR                   10,884    3,858        7,990               --
AmStar Cinema 16        Macon, GA                          2,125    1,982        5,056               --
Star Southfield Center  Southfield, MI                     8,157    8,000       20,518              767
                                                ----------------  -------  -----------    -------------
         Subtotals carried over to page 60      $        423,059  163,881      583,743           20,681
                                                ================  =======  ===========    =============

                                                GROSS AMOUNT AT DECEMBER 31, 2005
                                                ---------------------------------
                                                             BUILDINGS,
                                                            EQUIPMENT &                   ACCUMULATED       DATE       DEPRECIATION
    DESCRIPTION               MARKET             LAND       IMPROVEMENTS      TOTAL       DEPRECIATION    ACQUIRED         LIFE
----------------------  ------------------      ------      ------------     ------       ------------    --------     ------------
Grand 24                Dallas, TX               3,060         15,281        18,341           2,865          11/97      40 years
Mission Valley 20       San Diego, CA               --         16,028        16,028           3,005          11/97      40 years
Promenade 16            Los Angeles, CA          6,021         22,104        28,125           4,145          11/97      40 years
Ontario Mills 30        Los Angeles, CA          5,521         19,450        24,971           3,647          11/97      40 years
Lennox 24               Columbus, OH                --         12,685        12,685           2,379          11/97      40 years
West Olive 16           St. Louis, MO            4,985         12,602        17,587           2,363          11/97      40 years
Studio 30               Houston, TX              6,023         20,037        26,060           3,757          11/97      40 years
Huebner Oaks 24         San Antonio, TX          3,006         13,662        16,668           2,562          11/97      40 years
First Colony 24         Houston, TX                 --         19,167        19,167           3,867          11/97      40 years
Oakview 24              Omaha, NE                5,215         16,759        21,974           3,382          11/97      40 years
Leawood 20              Kansas City, MO          3,714         12,129        15,843           2,447          11/97      40 years
Gulf Pointe 30          Houston, TX              4,304         21,572        25,876           4,263           2/98      40 years
South Barrington 30     Chicago, IL              6,577         27,821        34,398           5,440           3/98      40 years
Mesquite 30             Dallas, TX               2,912         20,360        23,272           3,897           4/98      40 years
Hampton Town Center 24  Norfolk, VA              3,822         24,766        28,588           4,628           6/98      40 years
Pompano 18              Pompano Beach, FL        6,376         12,324        18,700           2,268           8/98      40 years
Raleigh Grand 16        Raleigh, NC              2,919          5,559         8,478           1,062           8/98      40 years
Paradise 24             Miami, FL                2,000         21,512        23,512           3,667          11/98      40 years
Pompano Kmart           Pompano Beach, FL          600          2,430         3,030             425          11/98      40 years
Pompano Restaurant      Pompano Beach, FL          200          1,233         1,433             244          11/98      40 years
Aliso Viejo 20          Los Angeles, CA          8,000         14,000        22,000           2,450          12/98      40 years
Bosie Stadium 20        Boise, ID                   --         16,003        16,003           2,800          12/98      40 years
Woodridge 18            Chicago, IL              9,926          8,968        18,894           1,452           6/99      40 years
Cary Crossroads 20      Cary, NC                 3,352         11,808        15,160           1,748           6/99      40 years
Tampa Palms 20          Tampa, FL                6,000         12,809        18,809           1,948           6/99      40 years
Palm Promenade          San Diego, CA            7,500         17,750        25,250           2,626           6/99      40 years
On The Border           Dallas, TX                 879             --           879              --          11/97           n/a
Bennigans               Dallas, TX                 565          1,000         1,565             281          11/97      20 years
Bennigans               Houston, TX                652            750         1,402             211          11/97      20 years
Texas Land & Cattle     Dallas, TX               1,519             --         1,519              --          11/97           n/a
Texas Roadhouse Grill   Atlanta, GA                886             --           886              --           3/99           n/a
Roadhouse Grill         Atlanta, GA                868             --           868              --           3/99           n/a
Westminster 24          Denver, CO               5,850         17,314        23,164           1,768          12/01      40 years
Westminster Center      Denver, CO               6,204         15,339        21,543           1,491          12/01      40 years
Westbank Palace 10      Westbank, LA             4,378         12,330        16,708           1,169            3/2      40 years
Houma Palace 10         Houma, LA                2,404          6,780         9,184             642            3/2      40 years
Hammond Palace 10       Hammond, LA              2,404          6,780         9,184             642            3/2      40 years
Elmwood Palace 10       Elmwood, LA              5,264         14,820        20,084           1,405            3/2      40 years
Clearview Palace 12     Clearview, LA               --         11,740        11,740           1,113            3/2      40 years
Sterling Forum 30       Sterling Heights, MI     5,975         21,356        27,331           2,160            6/2      40 years
Olathe Studio 30        Olathe, KS               4,000         15,935        19,935           1,394            6/2      40 years
Cherrydale 16           Greenville, SC           1,660          7,570         9,230             560            6/2      40 years
Livonia                 Livonia, MI              4,500         17,525        22,025           1,497            8/2      40 years
Hoffman 22              Alexandria, VA              --         22,035        22,035           1,790           10/2      40 years
Little Rock Rave        Little Rock, AR          3,858          7,990        11,848             608           12/2      40 years
AmStar Cinema 16        Macon, GA                1,982          5,056         7,038             343            3/3      40 years
Star Southfield Center  Southfield, MI           8,000         21,285        29,285           1,920            5/3      40 years
                                               -------      ---------        ------       ---------
         Subtotals carried over to page 60     163,881        604,424       768,305          92,331
                                               =======      =========       =======       =========

                         ENTERTAINMENT PROPERTIES TRUST
       Continued Schedule III - Real Estate and Accumulated Depreciation
                                December 31, 2005

                                                                          INITIAL COST
                                                                    ------------------------
                                                                                 BUILDINGS,      ADDITIONS (SALES)
                                                                                 EQUIPMENT &       SUBSEQUENT TO
      DESCRIPTION                MARKET           ENCUMBRANCE         LAND      IMPROVEMENTS        ACQUISITION
------------------------    -----------------   ---------------     -------     ------------     -----------------
Subtotal from page 59              n/a          $       423,059     163,881          583,743             20,681
Southwind 12                Lawrence, KS                  1,518       1,500            3,526                 --
New Roc City                New Rochelle, NY             68,608       6,100           97,601                 90
Harbour View Station        Suffolk, VA                   3,253       3,256            9,205                 --
Columbiana Grande 14        Columbiana, SC                2,727       1,000           10,534             (2,446)
The Grande 18               Hialeah, FL                   2,411       7,985               --                 --
Johnny Carino's             Mesquite, TX                     --         789              990                 --
Kanata Centrum              Toronto, Ontario             36,549      10,834           39,513             12,127
Oakville Centrum            Toronto, Ontario             21,526      10,834           25,530                368
Mississauga Centrum         Toronto, Ontario             21,935       9,974           18,994              8,237
Whitby Centrum              Toronto, Ontario             25,701      11,006           23,709              9,218
Deer Valley 30              Phoenix, AZ                  16,075       4,276           15,934                 --
Mesa Grand 24               Phoenix, AZ                   6,101       4,446           16,565                 --
Hamilton 24                 Hamilton, NJ                 17,973       4,869           18,142                 --
Grand Prairie 18            Peoria, IL                    4,264       2,948           11,177                 --
Lafayette Grand 16          Lafayette, LA                 3,115       1,935            8,383                 --
Northeast Mall 18           Hurst, TX                     5,357       5,000           11,729              1,015
The Grand D'Iberville 14    Biloxi, MS                    3,032       2,001            8,043                 --
Melbourne 16                Melbourne, FL                 3,915       3,817            8,830                320
Stir Crazy                  Chicago, IL                      --       1,983              900                 --
Vland Multi-tenant Retail   Chicago, IL                      --       1,936               --                114
RMP Chatanooga 18           Chatanooga, TN                4,307       2,798           11,466                 --
Mayfaire Cinema 16 Plex     Wilmington, NC                2,626       1,650            7,047                 --
Conroe Grande Theatre       Conroe, TX                       --       1,841            8,230                 --
Splitz                      Westminster, CO                  --          --            2,213                270
Etouffee                    Southfield, MI                   --          --            1,200                 --
Garner Land                 Garner, NC                       --       1,305               --                 --
Winston-Salem Land          Winston-Salem, NC                --       3,616               --                 --
Huntsville Land             Huntsville, AL                   --       3,508               --                 --
Manchester Stadium 16       Fresno, CA                       --          --           11,613                 --
Modesto Stadium 10          Modesto, CA                      --       2,542            3,910                 --
Sizzler                     Arroyo Grande, CA                --         444              534                 --
Arroyo Grande Stadium 10    Arroyo Grande, CA                --       2,641            3,810                 --
Auburn Stadium 10           Auburn, CA                       --       2,179            6,185                 --
Kalamazoo Land              Kalamazoo, MI                    --       5,125               --                 --
Pensacola Land              Pensacola, FL                    --       5,316               --                 --
Mad River Mountain          Bellefontaine, OH                --       5,108            5,994                 --
Washington Square           Indianapolis, IN              1,826       1,481            4,565                 --
Savannah Land               Savannah, GA                     --       2,783               --                 --
Burbank Village             Burbank, CA                  35,780      16,584           35,016                 --
Asahi                       Houston, TX                      --       1,482            1,365                 --
Hattiesburg Theatre         Hattiesburg, MS               2,933       1,978            7,733                 --
Property Under Development  Various                          --      19,770               --                 --
                                                ---------------     -------     ------------     --------------
                Total                           $       714,591     342,521        1,023,929             49,994
                                                ===============     =======     ============     ==============

                                                  GROSS AMOUNT AT DECEMBER 31, 2005
                                                  ---------------------------------
                                                                BUILDINGS,
                                                                EQUIPMENT &                ACCUMULATED      DATE     DEPRECIATION
      DESCRIPTION                MARKET            LAND        IMPROVEMENTS    TOTAL      DEPRECIATION    ACQUIRED       LIFE
----------------------      -----------------    --------      ------------  --------     ------------    --------   -------------
Subtotal from page 59              n/a            163,881          604,424    768,305          92,331        n/a              n/a
Southwind 12                Lawrence, KS            1,500            3,526      5,026             228        6/3         40 years
New Roc City                New Rochelle, NY        6,100           97,691    103,791           8,107       10/3         40 years
Harbour View Station        Suffolk, VA             3,256            9,205     12,461             489       11/3         40 years
Columbiana Grande 14        Columbiana, SC          1,000            8,088      9,088             459       11/3         40 years
The Grande 18               Hialeah, FL             7,985               --      7,985              --       12/3         40 years
Johnny Carino's             Mesquite, TX              789              990      1,779              70        3/3         40 years
Kanata Centrum              Toronto, Ontario       10,834           51,640     62,474           2,116        3/4         40 years
Oakville Centrum            Toronto, Ontario       10,834           25,898     36,732           1,182        3/4         40 years
Mississauga Centrum         Toronto, Ontario        9,974           27,231     37,205             980        3/4         40 years
Whitby Centrum              Toronto, Ontario       11,006           32,927     43,933           1,490        3/4         40 years
Deer Valley 30              Phoenix, AZ             4,276           15,934     20,210             697        3/4         40 years
Mesa Grand 24               Phoenix, AZ             4,446           16,565     21,011             725        3/4         40 years
Hamilton 24                 Hamilton, NJ            4,869           18,142     23,011             794        3/4         40 years
Grand Prairie 18            Peoria, IL              2,948           11,177     14,125             396        7/4         40 years
Lafayette Grand 16          Lafayette, LA           1,935            8,383     10,318             396        7/4         40 years
Northeast Mall 18           Hurst, TX               5,000           12,744     17,744             339       11/4         40 years
The Grand D'Iberville 14    Biloxi, MS              2,001            8,043     10,044             209       12/4         40 years
Melbourne 16                Melbourne, FL           3,817            9,150     12,967             235       12/4         40 years
Stir Crazy                  Chicago, IL             1,983              900      2,883              75       10/4         15 years
Vland Multi-tenant Retail   Chicago, IL             2,050               --      2,050              --        7/4              n/a
RMP Chatanooga 18           Chatanooga, TN          2,798           11,466     14,264             239       12/3              n/a
Mayfaire Cinema 16 Plex     Wilmington, NC          1,650            7,047      8,697             147        6/4              n/a
Conroe Grande Theatre       Conroe, TX              1,841            8,230     10,071             102        7/4              n/a
Splitz                      Westminster, CO            --            2,483      2,483              61       12/4         40 years
Etouffee                    Southfield, MI             --            1,200      1,200               7     38,934          various
Garner Land                 Garner, NC              1,305               --      1,305              --     38,781              n/a
Winston-Salem Land          Winston-Salem, NC       3,616               --      3,616              --     38,873              n/a
Huntsville Land             Huntsville, AL          3,508               --      3,508              --     38,873              n/a
Manchester Stadium 16       Fresno, CA                 --           11,613     11,613              --     39,056         40 years
Modesto Stadium 10          Modesto, CA             2,542            3,910      6,452              --     39,056         40 years
Sizzler                     Arroyo Grande, CA         444              534        978              --     39,056         40 years
Arroyo Grande Stadium 10    Arroyo Grande, CA       2,641            3,810      6,451              --     39,056         40 years
Auburn Stadium 10           Auburn, CA              2,179            6,185      8,364              --     39,056         40 years
Kalamazoo Land              Kalamazoo, MI           5,125               --      5,125              --     39,026              n/a
Pensacola Land              Pensacola, FL           5,316               --      5,316              --     38,842              n/a
Mad River Mountain          Bellefontaine, OH       5,108            5,994     11,102              20     39,026         40 years
Washington Square           Indianapolis, IN        1,481            4,565      6,046              57     38,873         40 years
Savannah Land               Savannah, GA            2,783               --      2,783              --     38,842              n/a
Burbank Village             Burbank, CA            16,584           35,016     51,600             657     38,781         40 years
Asahi                       Houston, TX             1,482            1,365      2,847              30     38,934         15 years
Hattiesburg Theatre         Hattiesburg, MS         1,978            7,733      9,711              48     38,995         40 years
Property Under Development  Various                19,770               --     19,770              --    various              n/a
                                                 --------      -----------   --------     -----------
                Total                             342,635        1,073,809  1,416,444         112,686
                                                 ========      ===========  =========     ===========

                         ENTERTAINMENT PROPERTIES TRUST
             Schedule III - Real Estate and Accumulated Depreciation
                                December 31, 2004

                                                               INITIAL COST                        GROSS AMOUNT AT DECEMBER 31, 2004
                                                            --------------------                   ---------------------------------
                                                                      BUILDINGS,  ADDITIONS (SALES)            BUILDINGS,
                                                                     EQUIPMENT &    SUBSEQUENT TO             EQUIPMENT &
     DESCRIPTION               MARKET         ENCUMBRANCE    LAND   IMPROVEMENTS     ACQUISITION      LAND   IMPROVEMENTS    TOTAL
----------------------  --------------------  -----------  -------  ------------  -----------------  ------  ------------  ---------
Grand 24                Dallas, TX            $    11,035    3,060      15,281            --          3,060     15,281       18,341
Mission Valley 20       San Diego, CA               9,644       --      16,028            --             --     16,028       16,028
Promenade 16            Los Angeles, CA            16,923    6,021      22,104            --          6,021     22,104       28,125
Ontario Mills 30        Los Angeles, CA            15,024    5,521      19,450            --          5,521     19,450       24,971
Lennox 24               Columbus, OH                7,632       --      12,685            --             --     12,685       12,685
West Olive 16           St. Louis, MO              10,581    4,985      12,602            --          4,985     12,602       17,587
Studio 30               Houston, TX                15,680    6,023      20,037            --          6,023     20,037       26,060
Huebner Oaks 24         San Antonio, TX            10,029    3,006      13,662            --          3,006     13,662       16,668
First Colony 24         Houston, TX                10,349       --      19,100            67             --     19,167       19,167
Oakview 24              Omaha, NE                  12,725    5,215      16,700            59          5,215     16,759       21,974
Leawood 20              Kansas City, MO             8,554    3,714      12,086            43          3,714     12,129       15,843
Gulf Pointe 30          Houston, TX                13,972    4,304      21,496            76          4,304     21,572       25,876
South Barrington 30     Chicago, IL                18,573    6,577      27,723            98          6,577     27,821       34,398
Mesquite 30             Dallas, TX                 12,566    2,912      20,288            72          2,912     20,360       23,272
Hampton Town Center 24  Norfolk, VA                15,437    3,822      24,678            88          3,822     24,766       28,588
Pompano 18              Pompano Beach, FL           7,475    6,376       9,899         2,426          6,376     12,325       18,701
Raleigh Grand 16        Raleigh, NC                 3,901    2,919       5,559            --          2,919      5,559        8,478
Paradise 24             Miami, FL                  12,695    2,000      13,000         8,512          2,000     21,512       23,512
Pompano Kmart           Pompano Beach, FL              --      600       2,430            --            600      2,430        3,030
Pompano Restaurant      Pompano Beach, FL              --      200         803           430            200      1,233        1,433
Aliso Viejo 20          Los Angeles, CA            11,879    8,000      14,000            --          8,000     14,000       22,000
Bosie Stadium 20        Boise, ID                   7,475       --      16,003            --             --     16,003       16,003
Woodridge 18            Chicago, IL                 8,418    9,926       8,968            --          9,926      8,968       18,894
Cary Crossroads 20      Cary, NC                    9,011    3,352      11,653           155          3,352     11,808       15,160
Tampa Palms 20          Tampa, FL                  10,671    6,000      12,809            --          6,000     12,809       18,809
Palm Promenade          San Diego, CA              14,168    7,500      17,750            --          7,500     17,750       25,250
On The Border           Dallas, TX                     --      879          --            --            879         --          879
Bennigans               Dallas, TX                     --      565          --         1,000            565      1,000        1,565
Bennigans               Houston, TX                    --      652          --           750            652        750        1,402
Texas Land & Cattle     Dallas, TX                     --    1,519          --            --          1,519         --        1,519
Texas Roadhouse Grill   Atlanta, GA                    --      886          --            --            886         --          886
Roadhouse Grill         Atlanta, GA                    --      868          --            --            868         --          868
Westminster 24          Denver, CO                 15,659    5,850      17,314            --          5,850     17,314       23,164
Westminster Center      Denver, CO                  3,141    6,204      12,600         2,184          6,204     14,784       20,988
Subway                  Denver, CO                     --       --          27            --             --         27           27
Westbank Palace 10      Westbank, LA                9,485    4,378      12,330            --          4,378     12,330       16,708
Houma Palace 10         Houma, LA                   5,335    2,404       6,780            --          2,404      6,780        9,184
Hammond Palace 10       Hammond, LA                 5,187    2,404       6,780            --          2,404      6,780        9,184
Elmwood Palace 10       Elmwood, LA                13,635    5,264      14,820            --          5,264     14,820       20,084
Clearview Palace 12     Clearview, LA               7,115       --      11,740            --             --     11,740       11,740
Sterling Forum 30       Sterling Heights, MI       16,599    5,975      17,956         3,400          5,975     21,356       27,331
Olathe Studio 30        Olathe, KS                 11,856    4,000      15,935            --          4,000     15,935       19,935
Cherrydale 16           Greenville, SC              4,891    1,660       7,570            --          1,660      7,570        9,230
Livonia                 Livonia, MI                13,576    4,500      17,525            --          4,500     17,525       22,025
Hoffman 22              Alexandria, VA             13,635       --      22,035            --             --     22,035       22,035
Little Rock Rave        Little Rock, AR             1,773    3,858       7,990            --          3,858      7,990       11,848
                                              -----------  -------     -------        ------        -------    -------      -------
  Subtotals carried over to page 62           $   396,304  153,899     558,196        19,360        153,899    577,556      731,455
                                              ===========  =======     =======        ======        =======    =======      =======

                                              ACCUMULATED     DATE     DEPRECIATION
     DESCRIPTION               MARKET         DEPRECIATION  ACQUIRED       LIFE
---------------------   --------------------  ------------  --------  ------------
Grand 24                Dallas, TX                2,483       11/97      40 years
Mission Valley 20       San Diego, CA             2,605       11/97      40 years
Promenade 16            Los Angeles, CA           3,592       11/97      40 years
Ontario Mills 30        Los Angeles, CA           3,161       11/97      40 years
Lennox 24               Columbus, OH              2,061       11/97      40 years
West Olive 16           St. Louis, MO             2,048       11/97      40 years
Studio 30               Houston, TX               3,256       11/97      40 years
Huebner Oaks 24         San Antonio, TX           2,220       11/97      40 years
First Colony 24         Houston, TX               3,388       11/97      40 years
Oakview 24              Omaha, NE                 2,963       11/97      40 years
Leawood 20              Kansas City, MO           2,144       11/97      40 years
Gulf Pointe 30          Houston, TX               3,724        2/98      40 years
South Barrington 30     Chicago, IL               4,745        3/98      40 years
Mesquite 30             Dallas, TX                3,388        4/98      40 years
Hampton Town Center 24  Norfolk, VA               4,011        6/98      40 years
Pompano 18              Pompano Beach, FL         1,960        8/98      40 years
Raleigh Grand 16        Raleigh, NC                 923        8/98      40 years
Paradise 24             Miami, FL                 3,129       11/98      40 years
Pompano Kmart           Pompano Beach, FL           364       11/98      40 years
Pompano Restaurant      Pompano Beach, FL           181       11/98      40 years
Aliso Viejo 20          Los Angeles, CA           2,100       12/98      40 years
Bosie Stadium 20        Boise, ID                 2,400       12/98      40 years
Woodridge 18            Chicago, IL               1,228        6/99      40 years
Cary Crossroads 20      Cary, NC                  1,457        6/99      40 years
Tampa Palms 20          Tampa, FL                 1,628        6/99      40 years
Palm Promenade          San Diego, CA             2,182        6/99      40 years
On The Border           Dallas, TX                   --       11/97           n/a
Bennigans               Dallas, TX                  230       11/97      20 years
Bennigans               Houston, TX                 172       11/97      20 years
Texas Land & Cattle     Dallas, TX                   --       11/97           n/a
Texas Roadhouse Grill   Atlanta, GA                  --        3/99           n/a
Roadhouse Grill         Atlanta, GA                  --        3/99           n/a
Westminster 24          Denver, CO                1,335       12/01      40 years
Westminster Center      Denver, CO                1,033       12/01      40 years
Subway                  Denver, CO                   15         4/2       5 years
Westbank Palace 10      Westbank, LA                860         3/2      40 years
Houma Palace 10         Houma, LA                   473         3/2      40 years
Hammond Palace 10       Hammond, LA                 473         3/2      40 years
Elmwood Palace 10       Elmwood, LA               1,034         3/2      40 years
Clearview Palace 12     Clearview, LA               819         3/2      40 years
Sterling Forum 30       Sterling Heights, MI      1,510         6/2      40 years
Olathe Studio 30        Olathe, KS                  996         6/2      40 years
Cherrydale 16           Greenville, SC              473         6/2      40 years
Livonia                 Livonia, MI               1,059         8/2      40 years
Hoffman 22              Alexandria, VA            1,239        10/2      40 years
Little Rock Rave        Little Rock, AR             408        12/2      40 years
                                                 ------
  Subtotals carried over to page 62              75,470
                                                 ======

                         ENTERTAINMENT PROPERTIES TRUST
        Continued Schedule III - Real Estate and Accumulated Depreciation
                                December 31, 2004

                                                               INITIAL COST
                                                            -------------------
                                                                     BUILDINGS,   ADDITIONS (SALES)
                                                                     EQUIPMENT &     SUBSEQUENT TO
        DESCRIPTION              MARKET       ENCUMBRANCE   LAND    IMPROVEMENTS     ACQUISITION
--------------------------  ----------------  -----------  -------  ------------  -----------------
Subtotal from page 61               n/a       $   396,304  153,899    558,196          19,360
AmStar Cinema 16            Macon, GA               1,053    1,982      5,056              --
Star Southfield Center      Southfield, MI          4,044    8,000     20,518              24
Southwind 12                Lawrence, KS              752    1,500      3,526              --
New Roc City                New Rochelle, NY       69,463    6,100     97,601              90
Harbour View Station        Suffolk, VA             1,613    3,256      9,206              --
Columbiana Grande 14        Columbiana, SC          1,352    1,000     10,534          (2,000)
The Grande 18               Hialeah, FL                --    7,985         --              --
Johnny Carino's             Mesquite, TX               --      789        990              --
Rocky Mountain Choc.        Westminster, CO            --       --         16              --
Kanata Centrum              Toronto, Ontario       37,450   10,483     38,233           7,175
Oakville Centrum            Toronto, Ontario       23,981   10,483     24,701             356
Mississauga Centrum         Toronto, Ontario       18,913    9,651     18,377              --
Whitby Centrum              Toronto, Ontario       24,695   10,648     22,940           5,267
Deer Valley 30              Phoenix, AZ             3,145    4,276     15,934              --
Mesa Grand 24               Phoenix, AZ             3,025    4,446     16,565              --
Hamilton 24                 Hamilton, NJ            3,444    4,869     18,142              --
Grand Prairie 18            Peoria, IL              2,114    2,948     11,177              --
Lafayette Grand 16          Lafayette, LA           1,544    1,935      8,383              --
Northeast Mall 18           Hurst, TX                  --    5,000     11,729              --
The Grand D'Iberville 14    Biloxi, MS                 --    2,001      8,043              --
Melbourne 16                Melbourne, FL              --    3,817      8,830              --
Putting Edge                Westminster, CO            --       --        482              --
Stir Crazy                  Chicago, IL                --    1,983        900              --
Vland Multi-tenant Retail   Chicago, IL                --    1,936         --              --
Maximum Gamers              Westminster, CO            --       --         34              --
Chatanooga Land             Chatanooga, TN             --    2,798         --              --
Wilmington Land             Wilmington, NC             --    1,650         --              --
Conroe Land                 Conroe, TX                 --    1,841         --              --
Splitz                      Westminster, CO            --       --      2,213              --
Property Under Development  Various                    --   23,144         --              --
                                              -----------  -------    -------          ------
        Total                                 $   592,892  288,420    912,326          30,272
                                              ===========  =======    =======          ======

                                              GROSS AMOUNT AT DECEMBER 31, 2004
                                              ----------------------------------
                                                        BUILDINGS,
                                                        EQUIPMENT &                ACCUMULATED    DATE     DEPRECIATION
       DESCRIPTION                MARKET       LAND    IMPROVEMENTS     TOTAL     DEPRECIATION  ACQUIRED       LIFE
--------------------------  ----------------  -------  -------------  ----------  ------------  --------  -------------
Subtotal from page 61               n/a       153,899     577,556       731,455      75,470         n/a           n/a
AmStar Cinema 16            Macon, GA           1,982       5,056         7,038         219         3/3      40 years
Star Southfield Center      Southfield, MI      8,000      20,542        28,542       1,092         5/3      40 years
Southwind 12                Lawrence, KS        1,500       3,526         5,026         140         6/3      40 years
New Roc City                New Rochelle, NY    6,100      97,691       103,791       5,659        10/3      40 years
Harbour View Station        Suffolk, VA         3,256       9,206        12,462         259        11/3      40 years
Columbiana Grande 14        Columbiana, SC      1,000       8,534         9,534         697        11/3      40 years
The Grande 18               Hialeah, FL         7,985          --         7,985          --        12/3      40 years
Johnny Carino's             Mesquite, TX          789         990         1,779          45         3/3      40 years
Rocky Mountain Choc.        Westminster, CO        --          16            16           2        11/3      10 years
Kanata Centrum              Toronto, Ontario   10,483      45,408        55,891         829         3/4      40 years
Oakville Centrum            Toronto, Ontario   10,483      25,057        35,540         517         3/4      40 years
Mississauga Centrum         Toronto, Ontario    9,651      18,377        28,028         383         3/4      40 years
Whitby Centrum              Toronto, Ontario   10,648      28,207        38,855         540         3/4      40 years
Deer Valley 30              Phoenix, AZ         4,276      15,934        20,210         295         3/4      40 years
Mesa Grand 24               Phoenix, AZ         4,446      16,565        21,011         313         3/4      40 years
Hamilton 24                 Hamilton, NJ        4,869      18,142        23,011         342         3/4      40 years
Grand Prairie 18            Peoria, IL          2,948      11,177        14,125         116         7/4      40 years
Lafayette Grand 16          Lafayette, LA       1,935       8,383        10,318          87         7/4      40 years
Northeast Mall 18           Hurst, TX           5,000      11,729        16,729          37        11/4      40 years
The Grand D'Iberville 14    Biloxi, MS          2,001       8,043        10,044           8        12/4      40 years
Melbourne 16                Melbourne, FL       3,817       8,830        12,647           9        12/4      40 years
Putting Edge                Westminster, CO        --         482           482           8         7/4      10 years
Stir Crazy                  Chicago, IL         1,983         900         2,883          15        10/4      15 years
Vland Multi-tenant Retail   Chicago, IL         1,936          --         1,936          --         7/4           n/a
Maximum Gamers              Westminster, CO        --          34            34          --        11/4       5 years
Chatanooga Land             Chatanooga, TN      2,798          --         2,798          --        12/3           n/a
Wilmington Land             Wilmington, NC      1,650          --         1,650          --         6/4           n/a
Conroe Land                 Conroe, TX          1,841          --         1,841          --         7/4           n/a
Splitz                      Westminster, CO        --       2,213         2,213          --        12/4      40 years
Property Under Development  Various            23,144          --        23,144          --     various           n/a
                                              -------     -------     ---------      ------
        Total                                 288,420     942,598     1,231,018      87,082
                                              =======     =======     =========      ======

                         ENTERTAINMENT PROPERTIES TRUST
       Schedule III - Real Estate and Accumulated Depreciation (continued)
                                 Reconciliation
                                December 31, 2005

Real Estate:
     Reconciliation:
        Balance at beginning of the year                                  $ 1,231,018
        Acquisition and development of rental properties during the year      186,346
        Disposition of rental properties during the year                         (920)
                                                                          -----------
        Balance at close of year                                          $ 1,416,444
                                                                          ===========

See accompanying report of independent registered public accounting firm.

                         ENTERTAINMENT PROPERTIES TRUST
       Schedule III - Real Estate and Accumulated Depreciation (continued)
                                 Reconciliation
                                December 31, 2004

Real Estate:
     Reconciliation:
        Balance at beginning of the year                                  $   965,056
        Acquisition and development of rental properties during the year      295,793
        Disposition of rental properties during the year                      (29,831)
                                                                          -----------
        Balance at close of year                                          $ 1,231,018
                                                                          ===========

See accompanying report of independent registered public accounting firm.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Trustees. A review and evaluation was performed by our management, including the Company's Chief Executive Officer (the "CEO") and Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005. Based on that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures, as designed and implemented, were effective. There were no significant deficiencies or material weaknesses identified in the course of such review and evaluation and, therefore, no corrective measures were taken by us.

CHANGE IN INTERNAL CONTROL

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Trustees
Entertainment Properties Trust:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Entertainment Properties Trust (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Entertainment Properties Trust maintained effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Entertainment Properties Trust as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders' equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005, and the related financial statement schedules, and our report dated February 24, 2006 expressed an unqualified opinion on those consolidated financial statements and related financial statement schedules.

KPMG LLP

Kansas City, Missouri
February 24, 2006

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 10, 2006 (the "Proxy Statement"), contains under the captions "Election of Trustees", "Officers", and "Section 16(a) Beneficial Ownership Reporting Compliance" the information required by Item 10 of this Form 10-K, which information is incorporated herein by this reference.

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

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

 (1)  Financial Statements:

       Report of Independent Registered Public Accounting Firm

       Consolidated Balance Sheets as of December 31, 2005 and 2004

       Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003

       Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2005, 2004 and 2003

       Consolidated Statements of Comprehensive Income for the years ended December 31, 2005, 2004 and 2003

       Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004, and 2003.

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

                                         ENTERTAINMENT PROPERTIES TRUST

    Dated: February 24, 2006         By      /s/ David M. Brain
                                        --------------------------------------
                                         David M. Brain, President -
                                            Chief Executive Officer

    Dated: February 24, 2006         By      /s/ Fred L. Kennon
                                        --------------------------------------
                                         Fred L. Kennon, Vice President -
                                            Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

           SIGNATURE AND TITLE                                DATE
---------------------------------------                  -----------------
/s/ Robert J. Druten                                     February 24, 2006
----------------------------------------------------
Robert J. Druten, Chairman of the Board

/s/ David M. Brain                                       February 24, 2006
----------------------------------------------------
David M. Brain, Chief Executive Officer and Trustee

/s/ Morgan G. Earnest, II                                February 24, 2006
----------------------------------------------------
Morgan G. Earnest, II, Trustee

/s/ James A. Olson                                       February 24, 2006
----------------------------------------------------
James A. Olson, Trustee

/s/ Barrett Brady                                        February 24, 2006
----------------------------------------------------
Barrett Brady, Trustee

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

10.22   Employment Agreement with David M. Brain, which is attached as Exhibit
        10.12 to Amendment No. 1, filed May 20, 2002, to the Company's
        Registration 10.12 to Amendment No. 1, filed May 20, 2002, to the
        Company's Registration Statement on Form S-3 (Registration No.
        333-87242), is hereby incorporated by reference as Exhibit 10.22

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

10.32   Employment Agreement with Mark A. Peterson, which is attached as Exhibit
        10.32 to the Company's Form 8-K (Commission File No. 001-13561) filed
        September 22, 2005, is hereby incorporated by reference as Exhibit 10.32.

1.2     Underwriting Agreement with RBC Capital Markets Corporation dated February
        3, 2006, which is attached as Exhibit 1.2 to the Company's Form 8-K
        (Commission File No. 001-13561) filed February 3, 2006, is hereby incorporated by reference as Exhibit 1.2.

5.1 Sonnenschein, Nath & Rosenthal Opinion regarding the legality of the public offering of 1,150,000 common shares dated February 3, 2006, which is attached as Exhibit 5.1 to the Company's Form 8-K (Commission File No.
        001-13561) filed February 3, 2006 is hereby incorporated by reference as
        Exhibit 5.1.

8.1 Sonnenschein, Nath & Rosenthal Opinion regarding the tax matters associated with the public offering of 1,150,000 common shares dated
        February 3, 2006, which is attached as Exhibit 8.1 to the Company's Form
        8-K (Commission File No. 001-13561) filed February 3, 2006 is hereby incorporated by reference as Exhibit 8.1.