Form 10-Q
period 2006-03-31
ENTERTAINMENT PROPERTIES TRUST
filed 2006-05-02
CIK 1045450

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended March 31, 2006

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

YES [X]  NO[ ]

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

At May 1, 2006, there were 26,452,620 Common Shares of Beneficial Interest outstanding.

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         ENTERTAINMENT PROPERTIES TRUST
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                       MARCH 31, 2006          DECEMBER 31, 2005
                                                                                       --------------          -----------------
                                                                                        (Unaudited)
                                     ASSETS

Rental properties, net of accumulated depreciation of $119.6 million and $112.7
         million at March 31, 2006 and December 31, 2005, respectively                 $    1,318,783          $       1,283,988
Property under development                                                                     22,101                     19,770
Mortgage notes and related accrued interest receivable                                         61,157                     44,067
Investment in joint ventures                                                                    2,268                      2,297
Cash and cash equivalents                                                                       5,788                      6,546
Restricted cash                                                                                 5,362                     13,124
Intangible assets, net                                                                         10,159                     10,461
Deferred financing costs, net                                                                  11,564                     10,896
Other assets                                                                                   28,662                     23,016
                                                                                       --------------          -----------------
              Total assets                                                             $    1,465,844          $       1,414,165
                                                                                       ==============          =================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

  Accounts payable and accrued liabilities                                             $        8,167          $           7,928
  Common dividends payable                                                                     18,183                     15,770
  Preferred dividends payable                                                                   2,916                      2,916
  Unearned rents                                                                                1,110                      1,304
  Long-term debt                                                                              721,015                    714,591
                                                                                       --------------          -----------------
              Total liabilities                                                               751,391                    742,509

Commitments and contingencies                                                                       -                          -
Minority interest                                                                               5,102                      5,235

Shareholders' equity:
 Common Shares, $.01 par value; 50,000,000 shares authorized; 27,118,994 and
         25,881,647 shares issued at March 31, 2006 and December 31, 2005,
         respectively                                                                             271                        259
 Preferred Shares, $.01 par value; 10,000,000 shares authorized:
         2,300,000 Series A shares issued at March 31, 2006 and December
           31, 2005; liquidation preference of $57,500,000                                         23                         23
         3,200,000 Series B shares issued at March 31, 2006 and December
           31, 2005; liquidation preference of $80,000,000                                         32                         32
 Additional paid-in-capital                                                                   747,706                    700,704
 Treasury shares at cost: 670,450 and 649,142 common shares at March 31, 2006
         and December 31, 2005, respectively                                                  (15,269)                   (14,350)
 Loans to shareholders                                                                         (3,525)                    (3,525)
 Accumulated other comprehensive income                                                        12,638                     13,402
 Distributions in excess of net income                                                        (32,525)                   (30,124)
                                                                                       --------------          -----------------
              Shareholders' equity                                                            709,351                    666,421
                                                                                       --------------          -----------------
              Total liabilities and shareholders' equity                               $    1,465,844          $       1,414,165
                                                                                       ==============          =================

                         ENTERTAINMENT PROPERTIES TRUST
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                  2006                       2005
                                                                           -----------------           -----------------
Rental revenue                                                             $          39,130           $          34,150
Tenant reimbursements                                                                  3,450                       2,979
Other income                                                                           1,463                         814
Mortgage financing interest                                                            1,824                           -
                                                                           -----------------           -----------------
             Total revenue                                                            45,867                      37,943

Property operating expense                                                             4,770                       3,864
Other operating expense                                                                1,038                         647
General and administrative expense, including share-based
  compensation of $625 and $483, respectively                                          2,481                       1,733
Costs associated with loan refinancing                                                   673                           -
Interest expense, net                                                                 11,239                       9,522
Depreciation and amortization                                                          7,497                       6,538
                                                                           -----------------           -----------------
             Income before gain on sale of land and income from
             joint ventures                                                           18,169                      15,639

Gain on sale of land                                                                     345                           -
Equity in income from joint ventures                                                     184                         174
                                                                           -----------------           -----------------
             Net income                                                    $          18,698           $          15,813

Preferred dividend requirements                                                       (2,916)                     (2,606)

             Net income available to common shareholders                   $          15,782           $          13,207
                                                                           =================           =================

Net income per common share:
     Basic                                                                 $            0.61           $            0.53
                                                                           =================           =================
     Diluted                                                               $            0.61           $            0.52
                                                                           =================           =================
Shares used for computation (in thousands):
     Basic                                                                            25,690                      24,975
     Diluted                                                                          26,030                      25,496

Dividends per common share                                                 $          0.6875           $          0.6250
                                                                           =================           =================

                         ENTERTAINMENT PROPERTIES TRUST
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                         COMMON STOCK  PREFERRED STOCK   ADDITIONAL
                                         ------------  ---------------    PAID-IN      TREASURY       LOANS TO
                                         SHARES   PAR  SHARES      PAR    CAPITAL       SHARES      SHAREHOLDERS
                                         ------  ----  ------      ---   ----------   -----------   ------------
Balance at December 31, 2005             25,882  $259   5,500      $55   $  700,704   $   (14,350)  $     (3,525)
Issuance of restricted share grants          83     1       -        -           (1)            -              -
Amortization of restricted share grants       -     -       -        -          559             -              -
Share option expense                          -     -       -        -           66             -              -
Foreign currency translation adjustment       -     -       -        -            -             -              -
Net income                                    -     -       -        -            -             -              -
Purchase of 21,308 common shares for
treasury                                      -     -       -        -            -          (919)             -
Issuances of common shares in Dividend
Reinvestment Plan                             4     -       -        -          176             -              -
Issuance of common shares, net of
costs of $1.1 million                     1,150    11       -        -       46,202             -              -
Dividends to common shareholders
($0.6875 per share)                           -     -       -        -            -             -              -
Dividends to Series A preferred
shareholders ($0.5938 per share)              -     -       -        -            -             -              -
Dividends to Series B preferred
shareholders ($0.4844 per share)              -     -       -        -            -             -              -
                                         ------  ----  ------      ---   ----------   -----------   ------------
Balance at March 31, 2006                27,119  $271   5,500      $55   $  747,706   $   (15,269)  $     (3,525)
                                         ======  ====  ======      ===   ==========   ===========   ============

                                          ACCUMULATED
                                             OTHER       DISTRIBUTIONS
                                         COMPREHENSIVE   IN EXCESS OF
                                             INCOME       NET INCOME      TOTAL
                                         -------------   -------------   --------
Balance at December 31, 2005             $      13,402   $     (30,124)  $666,421
Issuance of restricted share grants                  -               -          -
Amortization of restricted share grants              -               -        559
Share option expense                                 -               -         66
Foreign currency translation adjustment           (764)              -       (764)
Net income                                           -          18,698     18,698
Purchase of 21,308 common shares for
treasury                                             -               -       (919)
Issuances of common shares in Dividend
Reinvestment Plan                                    -               -        176
Issuance of common shares, net of
costs of $1.1 million                                -               -     46,213
Dividends to common shareholders
($0.6875 per share)                                  -         (18,183)   (18,183)
Dividends to Series A preferred
shareholders ($0.5938 per share)                     -          (1,366)    (1,366)
Dividends to Series B preferred
shareholders ($0.4844 per share)                     -          (1,550)    (1,550)
                                         -------------   -------------   --------
Balance at March 31, 2006                $      12,638   $     (32,525)  $709,351
                                         =============   =============   ========

                         ENTERTAINMENT PROPERTIES TRUST
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                           THREE MONTHS ENDED MARCH 31,
                                                              2006            2005
                                                           ----------     -------------
Net income                                                 $   18,698     $      15,813
Other comprehensive income (loss):
      Foreign currency translation adjustment                    (764)           (1,129)
                                                           ----------     -------------
Comprehensive income                                       $   17,934     $      14,684
                                                           ==========     =============

                         ENTERTAINMENT PROPERTIES TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                            THREE MONTHS ENDED MARCH 31,
                                                                                              2006                2005
                                                                                         ---------------      -------------
Operating activities:
  Net income                                                                             $        18,698      $      15,813
  Adjustments to reconcile net income to net cash provided by operating activities:
    Gain on sale of land                                                                            (345)                 -
    Costs associated with loan refinancing                                                           673                  -
    Equity in income from joint ventures                                                            (184)              (174)
    Depreciation and amortization                                                                  7,497              6,538
    Amortization of deferred financing costs                                                         768                736
    Share-based compensation expense to management and trustees                                      625                483
    Increase in mortgage note accrued interest receivable                                         (1,809)                 -
    Increase in other assets                                                                      (1,087)              (786)
    Increase (decrease) in accounts payable and accrued liabilities                                  380             (1,009)
    Increase (decrease) in unearned rents                                                           (194)             1,818
                                                                                         ---------------      -------------
             Net cash provided by operating activities                                            25,022             23,419
                                                                                         ---------------      -------------
Investing activities:
  Acquisition of rental properties and other assets                                              (38,462)           (71,721)
  Net proceeds from sale of real estate                                                              603                  -
  Additions to properties under development                                                       (7,097)            (6,679)
  Distributions from joint ventures                                                                  213                207
  Investment in promissory note receivable                                                        (3,500)                 -
  Investment in mortgage note receivable                                                         (15,332)                 -
                                                                                         ---------------      -------------
             Net cash used in investing activities                                               (63,575)           (78,193)
                                                                                         ---------------      -------------
Financing activities:
  Proceeds from long-term debt facilities                                                        135,196             52,000
  Principal payments on long-term debt                                                          (121,912)           (61,425)
  Deferred financing fees paid                                                                    (2,114)               (23)
  Net proceeds from issuances of common shares                                                    46,389                219
  Net proceeds from issuance of preferred shares                                                       -             77,261
  Purchase of common shares for treasury                                                            (919)              (759)
  Distributions paid to minority interest                                                           (133)              (200)
  Dividends paid to shareholders                                                                 (18,686)           (15,463)
                                                                                         ---------------      -------------
             Net cash provided by financing activities                                            37,821             51,610
             Effect of exchange rate changes on cash                                                 (26)               (65)
                                                                                         ---------------      -------------

Net decrease in cash and cash equivalents                                                           (758)            (3,229)
Cash and cash equivalents at beginning of period                                                   6,546             11,255
                                                                                         ---------------      -------------
Cash and cash equivalents at end of period                                               $         5,788      $       8,026
                                                                                         ===============      =============

Supplemental schedule of non-cash activity:
     Transfer of property under development to rental property                           $         4,774      $      10,784
     Issuance of shares to management and trustees                                       $         3,441      $           -

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                                            $        11,031      $       9,564
     Cash paid during the period for income taxes                                        $           224      $         123

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

2. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The consolidated balance sheet as of December 31, 2005 has been derived from the audited consolidated balance sheet at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2005.

CONCENTRATION OF RISK

American Multi-Cinema, Inc. (AMC) is the lessee of a substantial portion (58%) of the megaplex theatre rental properties held by the Company (including joint venture properties) at March 31, 2006 as a result of a series of sale leaseback transactions pertaining to a number of AMC megaplex theatres. A substantial portion of the Company's rental revenues (approximately 59%) result from the rental payments by AMC under the leases, or its parent, AMC Entertainment, Inc.
(AMCE), as the guarantor of AMC's obligations under the leases. AMCE has publicly held debt and accordingly, their financial information is publicly available.

SHARE-BASED COMPENSATION

Share Options

During 2004, the Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standard (SFAS) No. 123 "Accounting for Stock-Based Compensation." The Company was required to adopt SFAS No. 123R, "Share-Based Payment," beginning January 1, 2006. In compliance with this standard, the Company has recorded share-based compensation expense in the current year related to all options for employees and trustees. The fair value of share options granted under the share incentive plan is determined using the Black-Scholes model. Prior to 2006, the Company accounted for share options granted under its share incentive plan using the fair value recognition provisions of SFAS No. 123 for all awards granted, modified, or settled after January 1, 2003. Prior to January 1, 2003, the Company accounted for share options issued under its share incentive plan under APB Opinion No. 25 "Accounting for Stock Issued to Employees," and, accordingly, recognized no expense for options granted to employees and trustees. Awards under the Company's plan vest either immediately or up to a period of 5 years. Share option expense for all options is recognized on a straight-line basis over the vesting period.

The expense related to share options included in the determination of net income for the three months ended March 31, 2006 and 2005 was $66 thousand and $29 thousand, respectively. The expense related to share options included in the determination of net income for the three months ended March 31, 2005 was less than that which would have been recognized if the fair value based method had been applied to all awards (as required in SFAS No. 123R). If the fair value based method had been applied to all outstanding and unvested awards for the three months ended March 31, 2005, total share option expense would have been $48 thousand. This difference in expense had no effect on either reported basic or reported diluted earnings per share for the three months ended March 31, 2005.

The fair value for all outstanding and unvested awards was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4.8% and 4.0% for the three months ended March 31, 2006 and 2005, respectively, dividend yield of 5.8% and 6.0% for the three months ended March 31, 2006 and 2005, respectively, volatility factors in the expected market price of the Company's common shares of 21.1% and 20.7% for the three months ended March 31, 2006 and 2005, respectively; and an expected life of the options of eight years.

Restricted Shares

Restricted share awards, which vest over time, are amortized to share-based compensation expense on a straight line basis over the period of vesting. This expense is included in general and administrative expense in the accompanying consolidated statements of income.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior period amounts to conform to the current period presentation.

3. RENTAL PROPERTIES

The following table summarizes the carrying amounts of rental properties as of March 31, 2006 and December 31, 2005 (in thousands):

                                      MARCH 31, 2006           DECEMBER 31, 2005
                                      --------------           -----------------
Buildings and improvements            $    1,102,675           $       1,068,569
Furniture, fixtures & equipment                5,237                       5,240
Land                                         330,497                     322,865
                                      --------------           -----------------
                                           1,438,409                   1,396,674

Accumulated depreciation                    (119,626)                   (112,686)
                                      --------------           -----------------
                 Total                $    1,318,783           $       1,283,988
                                      ==============           =================

Depreciation expense on rental properties was $7.3 million and $6.5 million for the three months ended March 31, 2006 and 2005, respectively.

4. UNCONSOLIDATED REAL ESTATE JOINT VENTURES

At March 31, 2006, the Company had a 20% investment interest in each of two unconsolidated real estate joint ventures, Atlantic-EPR I and Atlantic-EPR II. The Company accounts for its investment in these joint ventures under the equity method of accounting.

The Company recognized income of $112 and $106 (in thousands) from its investment in the Atlantic-EPR I joint venture during the first three months of 2006 and 2005, respectively. The Company also received distributions from Atlantic-EPR I of $129 and $124 (in thousands) during the first three months of 2006 and 2005, respectively. Condensed financial information for Atlantic-EPR I is as follows as of and for the three months ended March 31, 2006 and 2005 (in thousands):

                                    2006             2005
                                 -----------        ------
Rental properties, net           $    29,728        30,372
Cash                                     141           141
Long-term debt                        16,387        16,691
Partners' equity                      13,375        13,712
Rental revenue                         1,044         1,024
Net income                               525           506

The Company recognized income of $72 and $68 (in thousands) from its investment in the Atlantic-EPR II joint venture during the first three months of 2006 and 2005, respectively. The Company also received distributions from Atlantic-EPR II of $84 and $83 (in thousands) during the first three months of 2006 and 2005, respectively. Condensed financial information for Atlantic-EPR II is as follows as of and for the three months ended March 31, 2006 and 2005 (in thousands):

                                                            2006          2005
                                                         ----------      ------
Rental properties, net                                   $   23,226      23,686
Cash                                                             87         114
Long-term debt                                               14,080      14,339
Note payable to Entertainment Properties Trust                  117         117
Partners' equity                                              8,937       9,152
Rental revenue                                                  694         694
Net income                                                      319         315

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

5.  SHARE INCENTIVE PLAN

The Company maintains a Share Incentive Plan (the Plan) under which an aggregate of 3,000,000 common shares and options to purchase common shares, subject to adjustment in the event of certain capital events, may be granted. At March 31, 2006, there were 1,478,038 shares available for grant under the Plan.

SHARE OPTIONS

Share options granted under the Plan have exercise prices equal to the fair market value of a common share at the date of grant. The options may be granted for any reasonable term, not to exceed 10 years, and typically become exercisable at a rate of 20% per year over a five - year period. For trustees, share options become exercisable over a one-year period. The Company generally issues new common shares upon option exercise. A summary of the Company's share option activity and related information is as follows:

                                                                    WEIGHTED
                                                                     AVERAGE
                                NUMBER OF       OPTION PRICE        EXERCISE
                                  SHARES          PER SHARE          PRICE
                               -----------  --------------------  ------------
Outstanding at
     December 31, 2005          890,176     $  14.00 - $   43.75  $      26.52
        Exercised                    --                                     --
        Granted                  72,823        41.36 -     42.46         42.32
                                -------
Outstanding at
     March 31, 2006             962,999        14.00 -     43.75         27.72
                                =======

The weighted average fair value of options granted was $5.03 and $3.70 during the three months ended March 31, 2006 and 2005, respectively.

The following table summarizes outstanding options at March 31, 2006:

      EXERCISE        OPTIONS      WEIGHTED AVG.    WEIGHTED AVG.   AGGREGATE INTRINSIC
    PRICE RANGE     OUTSTANDING   LIFE REMAINING   EXERCISE PRICE   VALUE (IN THOUSANDS)
-----------------   -----------   --------------   --------------   --------------------
$   14.00 - 19.99     230,811          4.5
    20.00 - 29.99     387,065          6.6
    30.00 - 39.99     147,664          8.1
    40.00 - 43.75     197,459          9.6
                      -------          ---
                      962,999          6.9            $  27.72          $    13,737
                      =======          ===

The following table summarizes exercisable options at March 31, 2006:

       EXERCISE        OPTIONS     WEIGHTED AVG.    WEIGHTED AVG.  AGGREGATE INTRINSIC
     PRICE RANGE     EXERCISABLE  LIFE REMAINING   EXERCISE PRICE  VALUE (IN THOUSANDS)
-------------------  -----------  ---------------  --------------  --------------------
$     14.00 - 19.99    197,483         4.4
      20.00 - 29.99    198,403         6.5
      30.00 - 39.99     81,512         8.1
      40.00 - 43.75      1,291         8.8
                       -------         ---
                       478,689         5.9            $  22.45          $    9,348
                       =======         ===

RESTRICTED SHARES

A summary of the Company's restricted share activity and related information is as follows:

                                                       WEIGHTED          WEIGHTED
                                                       AVERAGE           AVERAGE
                                    NUMBER OF         GRANT DATE           LIFE
                                      SHARES          FAIR VALUE        REMAINING
                                  ---------------  ----------------  ----------------
Outstanding at
     December 31, 2005                140,133         $    35.32
        Granted                        83,205              41.36
        Vested                         53,784              31.49
                                      -------
Outstanding at
     March 31, 2006                   169,554              39.50          2.00
                                      =======

The holders of restricted shares have voting rights and receive dividends from the date of grant. These shares vest ratably over a period of three to five years. The Company records share-based compensation expense pertaining to these restricted shares on a straight line basis over the period of vesting. This expense is included in general and administrative expense in the accompanying consolidated statements of income. Total share-based compensation expense related to the restricted shares recorded for the three months ended March 31, 2006 and 2005 was $559 thousand and $454 thousand, respectively. At March 31, 2006, unamortized share-based compensation expense related to non-vested restricted shares was $6.1 million.

6. EARNINGS PER SHARE

The following table summarizes the Company's common shares used for computation of basic and diluted earnings per share (in thousands except per share information):

                                                  THREE MONTHS ENDED MARCH 31, 2006
                                              -----------------------------------------
                                                 INCOME         SHARES        PER SHARE
                                              (NUMERATOR)    (DENOMINATOR)      AMOUNT
                                              -----------    -------------    ---------
Basic earnings:
Income available to common shareholders       $    15,782       25,690        $    0.61
Effect of dilutive securities:
     Share options                                      -          315                -
     Non-vested common share grants
                                                        -           25                -
                                              ----------        ------        ---------
Diluted earnings                              $    15,782       26,030        $    0.61
                                              ===========       ======        =========

                                                  THREE MONTHS ENDED MARCH 31, 2005
                                              -----------------------------------------
                                                INCOME         SHARES         PER SHARE
                                              (NUMERATOR)    (DENOMINATOR)      AMOUNT
                                              -----------    -------------    ---------
Basic earnings:
Income available to common shareholders       $    13,207       24,975        $    0.53
Effect of dilutive securities:
    Share options                                       -          443            (0.01)
    Non-vested common share grants                      -           78                -
                                              -----------       ------        ---------
Diluted earnings                              $    13,207       25,496        $    0.52
                                              ===========       ======        =========

7. PROPERTY ACQUISITIONS

On March 30, 2006, the Company acquired, through a wholly-owned subsidiary, two megaplex theatre properties in Garland, Texas and Columbia, Maryland. The Firewheel 18 and Columbia 14 are both operated by AMC and were acquired for a total cost of approximately $35.0 million. Of this cost, the Company allocated $14.8 million to the building and $8.0 million to the land at Firewheel 18. For Columbia 14, the company allocated $12.2 million to the building. As Columbia 14 is subject to a third-party ground lease, for which the tenant is responsible, no amount was allocated to land. Both theatres are leased under long-term triple-net leases.

8. INVESTMENT IN MORTGAGE NOTES

On June 1, 2005, a wholly-owned subsidiary of the Company provided a secured mortgage construction loan of $47 million Canadian (US $37.5 million) to Metropolis Limited Partnership (the Partnership). The Partnership was formed for the purpose of developing a 13 level entertainment retail center in downtown Toronto, Ontario, Canada. The Partnership consists of the developer of the center as general partner and two limited partner pension funds. It is anticipated that the development will be completed in 2008 at a total cost of approximately $272 million Canadian, including all capitalized costs, and will contain approximately 360,000 square feet of net rentable area (excluding signage).

This mortgage note receivable bears interest at 15% and has a stated maturity of June 2, 2010. The note is senior to all other Partnership debt at March 31, 2006. The Partnership has an agreement with a bank to provide a first mortgage construction loan to the Partnership of up to $106 million. The bank construction financing will be senior to the Company's mortgage note.

In the original loan agreement, no principal or interest payments were due prior to November 30, 2007 at which time a 25% principal payment was due along with all accrued interest to date (defined as the "Option Due Date Amount"). The Partnership also had an option on November 30, 2007 (the "Option Date") to either pay off the note in full including all accrued interest, without penalty, or to extend the Option Due Date Amount by an additional 12 months, in which case the Option Date would be November 30, 2008. The Partnership could also prepay the note (in full only, including all accrued interest) at any other time with prepayment penalties as defined in the agreement.

On March 3, 2006, the Company invested an additional $8.7 million Canadian (U.S. $7.7 million) in this mortgage note receivable and the original mortgage note was amended and restated. No principal or interest payments on the mortgage note receivable are now due prior to May 31, 2008. In addition, the Option Date was changed to May 31, 2008 and the Partnership's extension right was reduced from 12 months to 6 months such that the outside Option Date remains November 30, 2008. The additional $8.7 million Canadian bears interest at 15% and has a stated maturity of February 9, 2011. If not paid in full by May 31, 2008, interest is payable monthly beginning in June 2008. The Company received a loan origination fee at closing of $400,000 Canadian which is being amortized as additional mortgage financing interest income over the term of the loan.

On the maturity date or any other date that the Partnership elects to prepay the note in full, the Company has the option to purchase a 50% equity interest in the Partnership or alternative joint venture vehicle that is established. The purchase price stipulated in the option is based on estimated fair market value of the entertainment retail center at the time of exercise, defined as the then existing stabilized net operating income capitalized at a pre-determined rate. A subscription agreement governs the terms of the cash flow sharing with the other partners should the Company elect to become an owner.

The carrying value of the Company's mortgage note receivable at March 31, 2006 was US $53.1 million, including related accrued interest receivable of US $5.4 million. Cost overruns of the project, if any, are the responsibility of the Partnership. The Company has no obligation to fund any additional amounts, and has no other guarantees of any kind related to the project.

Additionally, on March 10, 2006, a wholly-owned subsidiary of the Company provided a secured mortgage loan of $8.0 million to SNH Development, Inc. The secured property is the Crotched Mountain Ski Resort located in Bennington, New Hampshire. The property serves the Boston and Southern New Hampshire markets and has approximately 45 acres of skiing terrain that is serviced by nine lifts. The carrying value of this mortgage note receivable at March 31, 2006 was $8.1 million, including related accrued interest receivable. This loan is guaranteed by Peak Resorts, Inc., which operates the property, and has a maturity date of March 10, 2027. Monthly interest payments are made to the Company and the unpaid principal balance initially bears interest at 9.25% per annum. Annually, this interest rate increases based on a formula dependent in part on increases in the Consumer Price Index (CPI).

9. AMENDMENT AND RESTATEMENT OF CREDIT FACILITY

On January 31, 2006, the Company amended and restated its secured revolving variable rate credit facility to increase the size of the facility to $200 million from $150 million and reduce the interest rate charged on the facility from rates ranging from LIBOR plus 175 to 250 basis points to LIBOR plus 130 to 175 basis points. The facility was also converted from a secured to an unsecured facility. The unsecured revolving variable rate credit facility has a three year term expiring in 2009 with a one year extension available at the Company's option. As a result of this amendment and restatement, the Company expensed certain unamortized financing costs, totaling approximately $673 thousand, in the first quarter of 2006.

10. MORTGAGE NOTES PAYABLE

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

11. COMMON SHARE OFFERING

On February 8, 2006, the Company issued 1,000,000 common shares at $41.25 per share in a registered public offering. The underwriter of this offering subsequently exercised an option to purchase an additional 150,000 common shares at $41.25 per share which closed on February 15, 2006. Total net proceeds to the Company after expenses were approximately $46.2 million.

12. COMMITMENTS AND CONTINGENCIES

As of March 31, 2006, the Company had six theatre development projects under construction for which it has agreed to either finance the development costs or purchase the theatre upon completion. The properties are being developed by the prospective tenants. These theatres are expected to have a total of 95 screens and their development costs (including land) are expected to be approximately $88.2 million. Through March 31, 2006, the Company has invested $33.3 million in these projects (including land), and has commitments to fund approximately $54.9 million of additional improvements. Development costs are advanced by the Company either in periodic draws or upon successful completion of construction. If the Company determines that construction is not being completed in accordance with the terms of the development agreement, the Company can discontinue funding construction draws or refuse to purchase the completed theatre. The Company has agreed to lease the theatres to the operators at pre-determined rates.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this quarterly report on Form 10-Q. The forward-looking statements included in this discussion and elsewhere in this Form 10-Q involve risks and uncertainties, including anticipated financial performance, business prospects, industry trends, shareholder returns, performance of leases by tenants and other matters, which reflect management's best judgment based on factors currently known. Actual results and experience could differ materially from the anticipated results and other expectations expressed in our forward-looking statements as a result of a number of factors, including but not limited to those discussed in Item 1A, "Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2005.

OVERVIEW

Our primary business strategy is to purchase real estate (land, buildings and other improvements) that we lease to operators of destination-based entertainment and entertainment-related properties. As of March 31, 2006, we had invested approximately $1.4 billion (before accumulated depreciation) in 69 megaplex theatre properties and various restaurant, retail and other properties located in 26 states and Ontario, Canada. As of March 31, 2006, we had invested approximately $22.1 million in development land and construction in progress for real-estate development. Also, as of March 31, 2006, we had invested approximately US $53.1 million (including accrued interest) in mortgage financing for the development of a new entertainment retail center located in downtown Toronto, Ontario, Canada, and $8.1 million (including accrued interest) in mortgage financing for the Crotched Mountain Ski Resort located in Bennington, New Hampshire.

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

Our property acquisitions and development financing commitments are financed by cash from operations, borrowings under our unsecured revolving variable rate credit facility, long-term mortgage debt and the sale of equity securities. It has been our strategy to structure leases and financings to ensure a positive spread between our cost of capital and the rentals paid by our tenants. We have primarily acquired or developed new properties that are pre-leased to a single tenant or multi-tenant properties that have a high occupancy rate. We do not typically develop or acquire properties on a speculative basis or that are not significantly pre-leased. We have also entered into joint ventures formed to own and lease single properties, and have provided mortgage note financing for a new development in Canada and a ski resort in New Hampshire as described above. We intend to continue entering into some or all of these types of arrangements in the foreseeable future.

Our primary challenges have been locating suitable properties, negotiating favorable lease and financing terms, and managing our portfolio as we have continued to grow. Because of our emphasis on the entertainment sector of the real estate industry and the knowledge and industry relationships of our management, we have enjoyed favorable opportunities to acquire, finance and lease properties. We believe those opportunities will continue during the remainder of 2006.

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

We apply the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We assess the carrying value of our rental properties whenever events or changes in circumstances indicate that the carrying amount of a property may not be recoverable. Certain factors that may occur and indicate that impairments may exist include, but are not limited to: underperformance relative to projected future operating results, tenant difficulties and significant adverse industry or market economic trends. No such indicators existed during the first three months of 2006. If an indicator of possible impairment exists, a property is evaluated for impairment by comparing the carrying amount of the property to the estimated undiscounted future cash flows expected to be generated by the property. If the carrying amount of a property exceeds its estimated future cash flows on an undiscounted basis, an impairment charge is recognized in the amount by which the carrying amount of the property exceeds the fair value of the property. Management estimates fair value of our rental properties based on projected discounted cash flows using a discount rate determined by management to be commensurate with the risk inherent in the Company. Management did not record any impairment charges in the first three months of 2006.

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

RECENT DEVELOPMENTS

Following are our significant developments during the three months ended March 31, 2006.

On January 31, 2006, we amended and restated our secured revolving variable rate credit facility to increase the size of the facility to $200 million from $150 million and reduce the interest rate charged on the facility from rates ranging from LIBOR plus 175 to 250 basis points to LIBOR plus 130 to 175 basis points. The facility was also converted from a secured to an unsecured facility. The unsecured revolving variable rate credit facility has a three year term expiring in 2009 with a one year extension available at our option. As a result of this amendment and restatement, we expensed certain unamortized financing costs, totaling approximately $673 thousand, in the first quarter of 2006.

On February 8, 2006, we issued 1,000,000 common shares at $41.25 per share in a registered public offering. The underwriter of this offering subsequently exercised an option to purchase an additional 150,000 common shares at $41.25 per share which closed on February 15, 2006. Total net proceeds after expenses were approximately $46.2 million.

On February 10, 2006, we paid off approximately $109 million in mortgage notes payable that had matured using funds from related debt service escrow deposits, borrowings under our amended and restated unsecured revolving variable rate credit facility and approximately $44 million in proceeds from the refinancing of two of the theatres originally included as security for those mortgage notes payable. The new mortgage loans bear interest at 5.84%, mature on March 6, 2016 and require monthly principal and interest payments totaling $279 thousand with a final principal payment at maturity totaling $33.9 million.

On March 3, 2006, we invested an additional $8.7 million Canadian (U.S. $7.7 million) in the secured mortgage construction loan to Metropolis Limited Partnership (the Partnership) and the original mortgage note was amended and restated. No principal or interest payments on the mortgage note receivable are now due prior to May 31, 2008. In addition, the Option Date was changed to May 31, 2008 and the Partnership's extension right was reduced from 12 months to 6 months such that the outside Option Date remains November 30, 2008. The additional $8.7 million Canadian bears interest at 15% and has a stated maturity of February 9, 2011. Interest is payable monthly beginning in June 2008. We received a loan origination fee at closing of $400,000 Canadian which is being amortized as additional mortgage financing interest income over the term of the loan. All other terms of the mortgage note remain unchanged. (For further information, see Note 8 to the consolidated financial statements in this Form 10-Q).

On March 10, 2006, we provided a secured mortgage loan of $8.0 million to SNH Development, Inc. The secured property is the Crotched Mountain Ski Resort located in Bennington, New Hampshire. The property serves the Boston and Southern New Hampshire markets and has approximately 45 acres of skiing terrain that is serviced by nine lifts. This loan is guaranteed by Peak Resorts, Inc., which operates the property, and has a maturity date of March 10, 2027. Monthly interest payments are made by the borrower and the unpaid principal balance initially bears interest at 9.25% per annum. Annually, this interest rate increases based on a formula dependent in part on increases in CPI.

On March 30, 2006, we acquired two megaplex theatre properties in Garland, Texas and Columbia, Maryland. The Firewheel 18 and Columbia 14 are both operated by AMC and were acquired for a total cost of approximately $35.0 million. Of this cost, we allocated $14.8 million to the building and $8.0 million to the land at Firewheel 18. For Columbia 14, $12.2 million was allocated to the building. As Columbia 14 is subject to a third-party ground lease, for which the tenant is responsible, no amount was allocated to land. The theatres are leased under long-term triple-net leases.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

Rental revenue was $39.1 million for the three months ended March 31, 2006 compared to $34.2 million for the three months ended March 31, 2005. The $4.9 million increase resulted primarily from the property acquisitions and developments completed in 2005 and 2006 and base rent increases on existing properties. Percentage rents of $469 thousand and $558 thousand were recognized during the three months ended March 31, 2006 and 2005, respectively. Straight line rents of $492 thousand and $512 thousand were recognized during the three months ended March 31, 2006 and 2005, respectively. As of March 31, 2006 and 2005, the receivable for straight-line rents was $5.2 million and $2.0 million, respectively.

Tenant reimbursements totaled $3.5 million for the three months ended March 31, 2006 compared to $3.0 million for the three months ended March 31, 2005. These tenant reimbursements arise from the operations of our retail centers. The $0.5 million increase is due primarily to the acquisition of the retail center in Burbank, California on March 31, 2005.

Other income was $1.5 million for the three months ended March 31, 2006 compared to $0.8 million for the three months ended March 31, 2005. Of the increase of $0.7 million, $0.3 million relates to revenues from a restaurant in Southfield, Michigan opened in September 2005, which is operated through a wholly-owned taxable REIT subsidiary. The remaining increase of $0.4 million relates to the recognition of a gain resulting from an insurance claim. As a result of the hurricane events of October 2005, one non triple-net retail property in Pompano Beach, Florida suffered significant damage to its roof. The insurance company has agreed to reimburse us for the replacement of the roof less our deductible.

Mortgage financing interest for the three months ended March 31, 2006 was $1.8 million and related to interest income from mortgage note financing we provided for an entertainment retail center in Canada and a ski resort in Bennington, New Hampshire in June of 2005 and March of 2006, respectively (described in Note 8 to the consolidated financial statements in this Form 10-Q). No such revenue was recognized in the first quarter of 2005.

Our property operating expense totaled $4.8 million for the three months ended March 31, 2006 compared to $3.9 million for the three months ended March 31, 2005. These property operating expenses arise from the operations of our retail centers. The $0.9 million increase is due primarily to the acquisition of the retail center in Burbank, California on March 31, 2005, and increases in property taxes and other property operating expenses at certain of these properties.

Other operating expense totaled $1.0 million for the three months ended March 31, 2006 compared to $0.6 million for the three months ended March 31, 2005. The increase of $0.4 million relates to expenses from a restaurant in Southfield, Michigan opened in September 2005, which is operated through a wholly-owned taxable REIT subsidiary.

Our general and administrative expense, including share-based compensation, totaled $2.5 million for the three months ended March 31, 2006 compared to $1.7 million for the three months ended March 31, 2005. The $0.8 million increase is due primarily to payroll and related expenses attributable to increases in base compensation, additional employees, certain employee benefits, grants of restricted shares to management and payroll taxes related to the vesting of restricted shares.

Costs associated with loan refinancing for the three months ended March 31, 2006 were $673 thousand. These costs related to the amendment and restatement of our revolving variable rate credit facility and consisted of the write-off of $673 thousand of certain unamortized financing costs. No such costs were incurred during the three months ended March 31, 2005.

Our net interest expense increased by $1.7 million to $11.2 million for the three months ended March 31, 2006 from $9.5 million for the three months ended March 31, 2005. The increase in net interest expense primarily resulted from increases in long-term debt used to finance real estate acquisitions and increases in the interest rates associated with our borrowings under the unsecured revolving variable rate credit facility.

Depreciation and amortization expense totaled $7.5 million for the three months ended March 31, 2006 compared to $6.5 million for the same period in 2005. The $1.0 million increase resulted primarily from the property acquisitions completed in 2006 and 2005.

The gain on sale of land of $345 thousand for the three months ended March 31, 2006 was due to the sale of an acre of land that was originally purchased along with one of our megaplex theatres. There was no gain on sale of land recognized for the three months ended March 31, 2005.

Preferred dividend requirements for the three months ended March 31, 2006 were $2.9 million compared to $2.6 million for the same period in 2005. The $0.3 million increase is due to the issuance of 3.2 million Series B preferred shares in January of 2005.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $5.8 million at March 31, 2006. In addition, we had restricted cash of $5.4 million at March 31, 2006 required in connection with debt service, payment of real estate taxes and capital improvements.

Mortgage Debt and Credit Facilities

As of March 31, 2006, we had total debt outstanding of $721.0 million. As of March 31, 2006, $581.5 million of debt outstanding was fixed rate mortgage debt secured by a substantial portion of our rental properties, with a weighted average interest rate of approximately 5.9%.

At March 31, 2006, we had $139.5 million in debt outstanding under our $200.0 million unsecured revolving variable rate credit facility, with interest at a floating rate. The credit facility matures in January of 2009.

Our principal investing activity is the purchase and development of rental property, which has generally been financed with mortgage debt and the proceeds from equity offerings. Our unsecured revolving variable rate credit facility is also used to finance the acquisition or development of properties. Continued growth of our rental property portfolio will depend in part on our continued ability to access funds through additional borrowings and equity security offerings.

Liquidity Requirements

Short-term liquidity requirements consist primarily of normal recurring corporate operating expenses, debt service requirements and distributions to shareholders. We meet these requirements primarily through cash provided by operating activities. Cash provided by operating activities was $25.0 million for the three months ended March 31, 2006 and $23.4 million for the three months ended March 31, 2005. We anticipate that our cash on hand, cash from operations, and funds available under our unsecured revolving variable rate credit facility will provide adequate liquidity to fund our operations, make interest and principal payments on our debt, and allow distributions to our shareholders and avoidance of corporate level federal income or excise tax in accordance with Internal Revenue Code requirements for qualification as a REIT.

We had six theatre projects under construction at March 31, 2006. The properties are being developed by and have been pre-leased to the prospective tenants under long-term triple-net leases. The cost of development is paid by us either in periodic draws or upon successful completion of construction. The related timing and amount of rental payments to be received by us from tenants under the leases correspond to the timing and amount of funding by us of the cost of development. These theatres will have a total of 95 screens and their total development costs (including land) will be approximately $88.2 million. Through March 31, 2006, we have invested $33.3 million in these projects (including land), and have commitments to fund an additional $54.9 million in improvements. We plan to fund development primarily with funds generated by debt financing and/or equity offerings. If we determine that construction is not being completed in accordance with the terms of the development agreement, we can discontinue funding construction draws or refuse to purchase the completed theatre.

As further described in Note 11 to the consolidated financial statements in this Form 10-Q, we completed an offering of common shares in February 2006, generating net proceeds (after expenses) of $46.2 million. We used proceeds from this offering to reduce borrowings under the Company's unsecured revolving variable rate credit facility and for other corporate purposes.

Off Balance Sheet Arrangements

At March 31, 2006, we had a 20% investment interest in two unconsolidated real estate joint ventures, Atlantic-EPR I and Atlantic-EPR II, which are accounted for under the equity method of accounting. We do not anticipate any material impact on our liquidity as a result of any commitments that may arise involving those joint ventures. We recognized income of $112 and $106 (in thousands) from our investment in the Atlantic-EPR I joint venture during the three months ended March 31, 2006 and 2005, respectively. We also recognized income of $72 and $68 (in thousands) from our investment in the Atlantic-EPR II joint venture during the three months ended March 31, 2006 and 2005, respectively. Condensed financial information for the Atlantic-EPR I and Atlantic-EPR II joint ventures is included in Note 4 to the consolidated financial statements included as part of this Form 10-Q.

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

The following tables summarize our FFO for the three month periods ended March 31 2006 and 2005 (in thousands):

                                                     THREE MONTHS ENDED MARCH 31,
                                                     ----------------------------
                                                         2006           2005
                                                     -----------   --------------
Net income available to common shareholders          $    15,782   $       13,207
Add: Real estate depreciation and amortization             7,295            6,460
Add: Allocated share of joint venture depreciation            61               59
                                                     -----------   --------------
       FFO available to common shareholders               23,138           19,726
                                                     ===========   ==============
FFO per common share:
  Basic                                              $      0.90             0.79
  Diluted                                                   0.89             0.77

Shares used for computation (in thousands):
  Basic                                                   25,690           24,975
  Diluted                                                 26,030           25,496

Other financial information:
  Straight-lined rental revenue                      $       492   $          512

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

EITF 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity when the Limited Partners Have Certain Rights," became effective in June 2005 for general partners of all new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified. For general partners in all other limited partnerships, this guidance is effective no later than the beginning of the first reporting period in fiscal years beginning after December 31, 2005. We adopted EITF 04-5 in 2005. The implementation of EITF 04-5 did not have any effect on our first quarter 2006 financial statements.

FORWARD LOOKING INFORMATION

Cautionary statement regarding forward-looking information

With the exception of historical information, this quarterly report on Form 10-Q contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995 and identified by such words as "will be," "intend," "continue," "believe," "may," "expect," "hope," "anticipate," "goal," "forecast," or other comparable terms. Our actual financial condition, results of operations or business may vary materially from those contemplated by such forward-looking statements and involve various risks and uncertainties, including but not limited to those discussed under Item 1A, "Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2005. Investors are cautioned not to place undue reliance on any forward-looking statements.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Trustees. A review and evaluation was performed by our management, including the Company's Chief Executive Officer (the "CEO") and Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006. Based on that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures, as designed and implemented, were effective. There were no significant deficiencies or material weaknesses identified in the course of such review and evaluation and, therefore, no corrective measures were taken by us.

CHANGE IN INTERNAL CONTROL OVER FNANCIAL REPORTING

Effective January 1, 2006, we implemented a new general ledger system. As part of the implementation, we modified our internal control over financial reporting to align our internal controls with the new technology. This new technology improves the efficiency of our operations and further strengthens our internal control over financial reporting.

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

      ITEM 1A. RISK FACTORS

      There were no material changes during the quarter from the risk factors previously discussed in Item 1A, "Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2005.

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

                                               ENTERTAINMENT PROPERTIES TRUST

Dated:  May 2, 2006                       By /s/ David M. Brain
                                             -----------------------------------
                                             David M. Brain, President -
                                             Chief Executive Officer and Trustee

Dated:  May 2, 2006                       By /s/ Fred L. Kennon
                                             -----------------------------------
                                             Fred L. Kennon, Vice President -
                                             Chief Financial Officer