Form 10-Q
period 2006-06-30
ENTERTAINMENT PROPERTIES TRUST
filed 2006-08-03
CIK 1045450

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

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

At August 1, 2006, there were 26,461,879 Common Shares of Beneficial Interest outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         ENTERTAINMENT PROPERTIES TRUST
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                     JUNE 30, 2006   DECEMBER 31, 2005
                                                                     -------------   -----------------
                                                                      (Unaudited)
                              ASSETS

Rental properties, net of accumulated depreciation of $127.2 million and $112.7 million at June 30, 2006 and December 31,
   2005, respectively                                                 $1,328,685        $1,283,988
Property under development                                                27,701            19,770
Mortgage notes and related accrued interest receivable                    65,740            44,067
Investment in joint ventures                                               2,240             2,297
Cash and cash equivalents                                                  7,477             6,546
Restricted cash                                                            4,690            13,124
Intangible assets, net                                                    10,299            10,461
Deferred financing costs, net                                             11,388            10,896
Other assets                                                              29,973            23,016
                                                                      ----------        ----------
         Total assets                                                 $1,488,193        $1,414,165
                                                                      ==========        ==========

               LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Accounts payable and accrued liabilities                           $    8,043        $    7,928
   Common dividends payable                                               18,190            15,770
   Preferred dividends payable                                             2,916             2,916
   Unearned rents                                                          1,188             1,304
   Long-term debt                                                        733,265           714,591
                                                                      ----------        ----------
         Total liabilities                                               763,602           742,509
Minority interest                                                          5,035             5,235
Shareholders' equity:
   Common Shares, $.01 par value; 50,000,000 shares authorized;
      27,128,279 and 25,881,647 shares issued at June 30, 2006
         and December 31, 2005, respectively                                 271               259
   Preferred Shares, $.01 par value; 10,000,000 shares authorized:
      2,300,000 Series A shares issued at June 30, 2006 and
         December 31, 2005; liquidation preference of $57,500,000             23                23
      3,200,000 Series B shares issued at June 30, 2006 and
         December 31, 2005; liquidation preference of $80,000,000             32                32
   Additional paid-in-capital                                            751,418           700,704
   Treasury shares at cost: 670,450 and 649,142 common shares
      at June 30, 2006 and December 31, 2005, respectively               (15,269)          (14,350)
   Loans to shareholders                                                  (3,525)           (3,525)
   Accumulated other comprehensive income                                 19,442            13,402
   Distributions in excess of net income                                 (32,836)          (30,124)
                                                                      ----------        ----------
         Shareholders' equity                                            719,556           666,421
                                                                      ----------        ----------
         Total liabilities and shareholders' equity                   $1,488,193        $1,414,165
                                                                      ==========        ==========

                         ENTERTAINMENT PROPERTIES TRUST
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                 THREE MONTHS         SIX MONTHS
                                                ENDED JUNE 30,      ENDED JUNE 30,
                                              -----------------   -----------------
                                                2006      2005      2006      2005
                                              -------   -------   -------   -------
Rental revenue                                $44,480   $36,138   $83,610   $70,288
Tenant reimbursements                           3,526     3,091     6,976     6,070
Other income                                      819     1,073     2,282     1,887
Mortgage financing interest                     2,355       472     4,179       472
                                              -------   -------   -------   -------
      Total revenue                            51,180    40,774    97,047    78,717
Property operating expense                      4,802     3,749     9,573     7,613
Other operating expense                           969       516     2,007     1,163
General and administrative expense              5,295     2,304     7,777     4,037
Costs associated with loan refinancing             --        --       673        --
Interest expense, net                          11,706    10,239    22,945    19,761
Depreciation and amortization                   7,805     6,832    15,301    13,370
                                              -------   -------   -------   -------
      Income before gain on sale of land
         and income from joint ventures        20,603    17,134    38,771    32,773
Gain on sale of land                               --        --       345        --
Equity in income from joint ventures              192       188       376       362
                                              -------   -------   -------   -------
      Net income                              $20,795   $17,322   $39,492   $33,135
Preferred dividend requirements                (2,916)   (2,916)   (5,831)   (5,522)
                                              -------   -------   -------   -------
      Net income available to common
         shareholders                         $17,879   $14,406   $33,661   $27,613
                                              =======   =======   =======   =======
Net income per common share:
   Basic                                      $  0.68   $  0.58   $  1.30   $  1.11
                                              =======   =======   =======   =======
   Diluted                                    $  0.67   $  0.57   $  1.28   $  1.09
                                              =======   =======   =======   =======
Shares used for computation (in thousands):
   Basic                                       26,285    24,984    25,989    24,949
   Diluted                                     26,666    25,475    26,380    25,429
Dividends per common share                    $0.6875   $0.6250   $1.3750   $1.2500
                                              =======   =======   =======   =======

                         ENTERTAINMENT PROPERTIES TRUST
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 2006
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                        PREFERRED
                                         COMMON STOCK     STOCK     ADDITIONAL
                                         ------------  -----------    PAID-IN   TREASURY
                                         SHARES   PAR  SHARES  PAR    CAPITAL    SHARES
                                         ------  ----  ------  ---  ----------  --------
Balance at December 31, 2005             25,882  $259   5,500  $55   $700,704   $(14,350)
Shares issued to Trustees                     4    --      --   --        161         --
Issuance of restricted share grants          83     1      --   --         (1)        --
Amortization of restricted share grants      --    --      --   --      3,291         --
Share option expense                         --    --      --   --        671         --
Foreign currency translation adjustment      --    --      --   --         --         --
Net income                                   --    --      --   --         --         --
Purchase of 21,308 common shares for
   treasury                                  --    --      --   --         --       (919)
Issuances of common shares in Dividend
   Reinvestment Plan                          9    --      --   --        390         --
Issuance of common shares, net of costs
   of $1.1 million                        1,150    11      --   --     46,202         --
Dividends to common shareholders
   ($1.3750 per share)                       --    --      --   --         --         --
Dividends to Series A preferred
   shareholders ($1.1876 per share)          --    --      --   --         --         --
Dividends to Series B preferred
   shareholders ($0.9688 per share)          --    --      --   --         --         --
                                         ------  ----   -----  ---   --------   --------
Balance at June 30, 2006                 27,128  $271   5,500  $55   $751,418   $(15,269)
                                         ======  ====   =====  ===   ========   ========

                                                        ACCUMULATED
                                                           OTHER      DISTRIBUTIONS
                                           LOANS TO    COMPREHENSIVE   IN EXCESS OF
                                         SHAREHOLDERS      INCOME       NET INCOME     TOTAL
                                         ------------  -------------  -------------  --------
Balance at December 31, 2005               $(3,525)       $13,402       $(30,124)    $666,421
Shares issued to Trustees                       --             --             --          161
Issuance of restricted share grants             --             --             --           --
Amortization of restricted share grants         --             --             --        3,291
Share option expense                            --             --             --          671
Foreign currency translation adjustment         --          6,040             --        6,040
Net income                                      --             --         39,492       39,492
Purchase of 21,308 common shares for
   treasury                                     --             --             --         (919)
Issuances of common shares in Dividend
   Reinvestment Plan                            --             --             --          390
Issuance of common shares, net of costs
   of $1.1 million                              --             --             --       46,213
Dividends to common shareholders
   ($1.3750 per share)                          --             --        (36,373)     (36,373)
Dividends to Series A preferred
   shareholders ($1.1876 per share)             --             --         (2,731)      (2,731)
Dividends to Series B preferred
   shareholders ($0.9688 per share)             --             --         (3,100)      (3,100)
                                           -------        -------       --------     --------
Balance at June 30, 2006                   $(3,525)       $19,442       $(32,836)    $719,556
                                           =======        =======       ========     ========

                         ENTERTAINMENT PROPERTIES TRUST
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                THREE MONTHS         SIX MONTHS
                                               ENDED JUNE 30,      ENDED JUNE 30,
                                             -----------------   -----------------
                                               2006      2005      2006      2005
                                             -------   -------   -------   -------
Net income                                   $20,795   $17,322   $39,492   $33,135
Other comprehensive income (loss):
   Foreign currency translation adjustment     6,804       408     6,040      (721)
                                             -------   -------   -------   -------
Comprehensive income                         $27,599   $17,730   $45,532   $32,414
                                             =======   =======   =======   =======

                         ENTERTAINMENT PROPERTIES TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                             SIX MONTHS
                                                           ENDED JUNE 30,
                                                       ---------------------
                                                          2006        2005
                                                       ---------   ---------
Operating activities:
   Net income                                          $  39,492   $  33,135
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Gain on sale of land                                  (345)         --
      Costs associated with loan refinancing                 673          --
      Equity in income from joint ventures                  (376)       (362)
      Depreciation and amortization                       15,301      13,370
      Amortization of deferred financing costs             1,395       1,536
      Share-based compensation expense to management
         and trustees                                      4,042         930
      Increase in mortgage note accrued interest
         receivable                                       (3,955)       (474)
      Increase in other assets                            (1,440)     (1,578)
      Increase (decrease) in accounts payable and
         accrued liabilities                                 273      (1,840)
      Increase (decrease) in unearned rents                 (122)      1,193
                                                       ---------   ---------
         Net cash provided by operating activities        54,938      45,910
                                                       ---------   ---------
Investing activities:
   Acquisition of rental properties and other assets     (41,215)    (93,324)
   Net proceeds from sale of real estate                     603         566
   Additions to property under development               (19,013)    (15,470)
   Distributions from joint ventures                         433         427
   Investment in promissory note receivable               (3,500)         --
   Investment in mortgage note receivable                (15,332)    (37,525)
                                                       ---------   ---------
         Net cash used in investing activities           (78,024)   (145,326)
                                                       ---------   ---------
Financing activities:
   Proceeds from long-term debt facilities               193,696     149,000
   Principal payments on long-term debt                 (172,926)    (94,981)
   Deferred financing fees paid                           (2,497)       (427)
   Net proceeds from issuances of common shares           46,603         462
   Net proceeds from issuance of preferred shares             --      77,261
   Impact of stock option exercises, net                      --        (983)
   Purchase of common shares for treasury                   (919)       (759)
   Distributions paid to minority interest                  (200)       (383)
   Dividends paid to shareholders                        (39,784)    (33,726)
                                                       ---------   ---------
         Net cash provided by financing activities        23,973      95,464
         Effect of exchange rate changes on cash              44         (89)
                                                       ---------   ---------
Net increase (decrease) in cash and cash equivalents         931      (4,041)
Cash and cash equivalents at beginning of period           6,546      11,255
                                                       ---------   ---------
Cash and cash equivalents at end of period             $   7,477   $   7,214
                                                       =========   =========
Supplemental schedule of non-cash activity:
      Transfer of property under development to
         rental property                               $  11,371   $  17,241
      Issuance of shares to management and trustees    $   3,441   $   2,787
Supplemental disclosure of cash flow information:
      Cash paid during the period for interest         $  22,287   $  19,084
      Cash paid (received) during the period for
         income taxes                                  $     (77)  $     245

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

2. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. In addition, operating results for the six-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

REVENUE RECOGNITION

Rents that are fixed and determinable are recognized on a straight-line basis over the minimum terms of the leases. Base rent escalation in those of the Company's leases that are dependent upon increases in the Consumer Price Index
(CPI) is recognized when known. Straight-line rent receivable is included in other assets and was $6.0 million and $3.4 million at June 30, 2006 and 2005, respectively. In addition, most of the Company's tenants are subject to additional rents if gross revenues of the properties exceed certain thresholds defined in the lease agreements (percentage rents). Percentage rents are recognized at the time when specific triggering events occur as provided by the lease agreements. Percentage rents of $877 thousand and $1.0 million were recognized during the six months ended June 30, 2006 and 2005, respectively. Lease termination fees are recognized when the related leases are canceled and the Company has no obligation to provide services to such former tenants. Termination fees of $4.1 million were recognized during the six months ended June 30, 2006. No termination fees were recognized during the six months ended June 30, 2005.

CONCENTRATION OF RISK

American Multi-Cinema, Inc. (AMC) is the lessee of a substantial portion (57%) of the megaplex theatre rental properties held by the Company (including joint venture properties) at June 30, 2006 as a result of a series of sale leaseback transactions pertaining to a number of AMC megaplex theatres. A substantial portion of the Company's rental revenues (approximately 56%) result from the rental payments by AMC under the leases, or its parent, AMC Entertainment, Inc.
(AMCE), as the guarantor of AMC's obligations under the leases. AMCE has publicly held debt and accordingly, their financial information is publicly available.

SHARE-BASED COMPENSATION

Share based compensation expense, including both share option expense and restricted share expense, is included in general and administrative expense in the accompanying consolidated statements of income, and totaled $4.0 million and $930 thousand for the six months ended June 30, 2006 and 2005, respectively.

Share Options

During 2004, the Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standard (SFAS) No. 123 "Accounting for Stock-Based Compensation." The Company was required to adopt SFAS No. 123R, "Share-Based Payment," beginning January 1, 2006. In compliance with this standard, the Company has recorded share-based compensation expense in the current year related to all options for employees and trustees. The fair value of share options granted under the Company's Share Incentive Plan is determined using the Black-Scholes model. Prior to 2006, the Company accounted for share options granted under the Share Incentive Plan using the fair value recognition provisions of SFAS No. 123 for all awards granted, modified, or settled after January 1, 2003. Prior to January 1, 2003, the Company accounted for share options issued under the Share Incentive Plan under APB Opinion No. 25 "Accounting for Stock Issued to Employees," and, accordingly, recognized no expense for options granted to employees and trustees. Awards under the Company's plan vest either immediately or up to a period of 5 years. Share option expense for all options is recognized on a straight-line basis over the vesting period, except for those unvested options held by a retired executive discussed in Note 12 below which have been fully expensed as of June 30, 2006.

The expense related to share options included in the determination of net income for the six months ended June 30, 2006 and 2005 was $671 thousand (including $522 thousand in expense recognized related to unvested share options held by a retired executive discussed in Note 12 below) and $45 thousand, respectively. The expense related to share options included in the determination of net income for the six months ended June 30, 2005 was less than that which would have been recognized if the fair value based method had been applied to all awards (as required in SFAS No. 123R). If the fair value based method had been applied to all outstanding and unvested awards for the six months ended June 30, 2005, total share option expense would have been $83 thousand. This difference in expense had no material impact on either reported basic or reported diluted earnings per share for the six months ended June 30, 2005.

The fair value for all outstanding and unvested awards was estimated at the date of grant dates using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4.8% to 5.0% and 4.0% for the six months ended June 30, 2006 and 2005, respectively, dividend yield of 5.8% and 6.0% for the six months ended June 30, 2006 and 2005, respectively, volatility factors in the expected market price of the Company's common shares of 21.1% and 20.7% for the six months ended June 30, 2006 and 2005, respectively; and an expected life of the options of eight years.

Restricted Shares

The Company grants restricted shares pursuant to both its Annual Incentive Plan and its Share Incentive Plan. Historically, awards granted pursuant to the Annual Incentive Plan have allowed employees the choice to receive their bonuses either in cash or restricted shares. If an employee elected to receive restricted shares, the employee received a premium over the corresponding cash amount (25% or 50%) and the shares would vest over the following three years. In years prior to 2006, most of the value of bonus awards issued pursuant to the Annual Incentive Plan went to employees who elected to receive restricted shares. Consistent with the accounting for restricted shares issued pursuant to the Share Incentive Plan, which vest over periods of three to five years, the Company has historically amortized the expense related to restricted shares issued pursuant to the Annual Incentive Plan on a straight-line basis over the future vesting period.

Because employees can require awards under the Annual Incentive Plan to be settled in cash, the Company has determined that such awards should be expensed in the period earned rather than over the future vesting period, even if such employees elect to take their bonuses in restricted shares. It was also determined that any premium awarded under the restricted share alternative should continue to be amortized over the future vesting period consistent with the Company's past practice. As a result, the Company recognized additional expense of $1.7 million in the quarter ended June 30, 2006 for unvested awards from prior years related to the Annual Incentive Plan. This additional expense represents $0.07 per basic common share and $0.06 per fully diluted common share for the six months ended June 30, 2006. The Company has concluded that the amounts not expensed in prior quarterly and annual periods are immaterial to those financial statements on both a quantitative and qualitative basis. The impact of this adjustment is also immaterial to the estimated results for the year ending December 31, 2006 and accordingly, the adjustment was recorded in the quarter ended June 30, 2006.

Total expense recognized related to all restricted shares was $3.3 million (including the $1.7 million discussed above and $852 thousand related to the retired executive discussed in Note 12) and $930 thousand for the six months ended June 30, 2006 and 2005, respectively.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior period amounts to conform to the current period presentation.

3. RENTAL PROPERTIES

The following table summarizes the carrying amounts of rental properties as of June 30, 2006 and December 31, 2005 (in thousands):

                                   JUNE 30,    DECEMBER 31,
                                     2006          2005
                                  ----------   ------------
Buildings and improvements        $1,118,171    $1,068,569
Furniture, fixtures & equipment        5,271         5,240
Land                                 332,436       322,865
                                  ----------    ----------
                                   1,455,878     1,396,674
Accumulated depreciation            (127,193)     (112,686)
                                  ----------    ----------
   Total                          $1,328,685    $1,283,988
                                  ==========    ==========

Depreciation expense on rental properties was $14.2 million and $12.6 million for the six months ended June 30, 2006 and 2005, respectively.

4. UNCONSOLIDATED REAL ESTATE JOINT VENTURES

At June 30, 2006, the Company had a 20% investment interest in each of two unconsolidated real estate joint ventures, Atlantic-EPR I and Atlantic-EPR II. The Company accounts for its investment in these joint ventures under the equity method of accounting.

The Company recognized income of $228 and $215 (in thousands) from its investment in the Atlantic-EPR I joint venture during the first six months of 2006 and 2005, respectively. The Company also received distributions from Atlantic-EPR I of $262 and $251 (in thousands) during the first six months of 2006 and 2005, respectively. Condensed financial information for Atlantic-EPR I is as follows as of and for the six months ended June 30, 2006 and 2005 (in thousands):

                           2006     2005
                         -------   ------
Rental properties, net   $29,567   30,211
Cash                         141      141
Long-term debt            16,310   16,621
Partners' equity          13,295   13,627
Rental revenue             2,109    2,068
Net income                 1,070    1,018

The Company recognized income of $148 and $147 (in thousands) from its investment in the Atlantic-EPR II joint venture during the first six months of 2006 and 2005, respectively. The Company also received distributions from Atlantic-EPR II of $171 and $176 (in thousands) during the first six months of 2006 and 2005, respectively. Condensed financial information for Atlantic-EPR II is as follows as of and for the six months ended June 30, 2006 and 2005 (in thousands):

                                                   2006     2005
                                                 -------   ------
Rental properties, net                           $23,110   23,572
Cash                                                 103        5
Long-term debt                                    14,014   14,278
Note payable to Entertainment Properties Trust       117      117
Partners' equity                                   8,888    9,101
Rental revenue                                     1,389    1,389
Net income                                           645      659

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

5. SHARE INCENTIVE PLAN

The Company maintains a Share Incentive Plan (the Plan) under which an aggregate of 3,000,000 common shares and options to purchase common shares, subject to adjustment in the event of certain capital events, may be granted. At June 30, 2006, there were 1,366,311 shares available for grant under the Plan.

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

                                                   WEIGHTED
                        NUMBER                      AVERAGE
                          OF          OPTION       EXERCISE
                        SHARES   PRICE PER SHARE     PRICE
                       -------   ---------------   --------
Outstanding at
   December 31, 2005   890,176   $14.00 - $43.75    $26.52
      Exercised             --       --       --        --
      Granted          107,823    40.55 -  42.46     41.86
                       -------
Outstanding at
   June 30, 2006       997,999    14.00 -  43.75     28.18
                       =======

The weighted average fair value of options granted was $5.19 and $3.47 during the six months ended June 30, 2006 and 2005, respectively.

The following table summarizes outstanding options at June 30, 2006:

    EXERCISE       OPTIONS      WEIGHTED AVG.    WEIGHTED AVG.    AGGREGATE INTRINSIC
  PRICE RANGE    OUTSTANDING   LIFE REMAINING   EXERCISE PRICE   VALUE (IN THOUSANDS)
  -----------    -----------   --------------   --------------   --------------------
$14.00 - 19.99     230,811           4.2
 20.00 - 29.99     387,065           6.3
 30.00 - 39.99     147,664           7.8
 40.00 - 43.75     232,459           9.4
                   -------           ---
                   997,999           6.8            $28.18              $14,842
                   =======           ===

The following table summarizes exercisable options at June 30, 2006:

  EXERCISE         OPTIONS      WEIGHTED AVG.    WEIGHTED AVG.    AGGREGATE INTRINSIC
PRICE RANGE      EXERCISABLE   LIFE REMAINING   EXERCISE PRICE   VALUE (IN THOUSANDS)
-----------      -----------   --------------   --------------   --------------------
$14.00 - 19.99     228,811           4.2
 20.00 - 29.99     228,695           6.2
 30.00 - 39.99      85,512           7.8
 40.00 - 43.75      21,291           8.8
                   -------           ---
                   564,309           5.7            $22.98              $11,327
                   =======           ===

RESTRICTED SHARES

A summary of the Company's restricted share activity and related information is as follows:

                                    WEIGHTED     WEIGHTED
                                     AVERAGE     AVERAGE
                       NUMBER OF   GRANT DATE      LIFE
                         SHARES    FAIR VALUE   REMAINING
                       ---------   ----------   ---------
Outstanding at
   December 31, 2005    140,133      $35.32
      Granted            83,205       41.36
      Vested            (53,784)      31.49
                        -------
Outstanding at
   June 30, 2006        169,554       39.50        1.75
                        =======

The holders of restricted shares have voting rights and receive dividends from the date of grant. These shares vest ratably over a period of three to five years. At June 30, 2006, unamortized share-based compensation expense related to non-vested restricted shares was $3.5 million.

6. EARNINGS PER SHARE

The following table summarizes the Company's common shares used for computation of basic and diluted earnings per share (in thousands except per share information):

                                              THREE MONTHS ENDED JUNE 30, 2006           SIX MONTHS ENDED JUNE 30, 2006
                                          ---------------------------------------   ---------------------------------------
                                             INCOME         SHARES      PER SHARE      INCOME         SHARES      PER SHARE
                                          (NUMERATOR)   (DENOMINATOR)     AMOUNT    (NUMERATOR)   (DENOMINATOR)     AMOUNT
                                          -----------   -------------   ---------   -----------   -------------   ---------
Basic earnings:
Income available to common shareholders     $17,879         26,285       $ 0.68       $33,661         25,989       $ 1.30
Effect of dilutive securities:
   Share options                                 --            297        (0.01)           --            305        (0.02)
   Non-vested common share grants                --             84           --            --             86           --
                                            -------         ------       ------       -------         ------       ------
Diluted earnings                            $17,879         26,666       $ 0.67       $33,661         26,380       $ 1.28
                                            =======         ======       ======       =======         ======       ======

                                              THREE MONTHS ENDED JUNE 30, 2005           SIX MONTHS ENDED JUNE 30, 2005
                                          ---------------------------------------   ---------------------------------------
                                             INCOME         SHARES      PER SHARE      INCOME         SHARES      PER SHARE
                                          (NUMERATOR)   (DENOMINATOR)     AMOUNT    (NUMERATOR)   (DENOMINATOR)     AMOUNT
                                          -----------   -------------   ---------   -----------   -------------   ---------
Basic earnings:
Income available to common shareholders     $14,406         24,984       $ 0.58       $27,613         24,949       $ 1.11
Effect of dilutive securities:
   Share options                                 --            351        (0.01)           --            340        (0.01)
   Non-vested common share grants                --            140           --            --            140        (0.01)
                                            -------         ------       ------       -------         ------       ------
Diluted earnings                            $14,406         25,475       $ 0.57       $27,613         25,429       $ 1.09
                                            =======         ======       ======       =======         ======       ======

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

During the three months ended June 30, 2006, the Company completed development of a megaplex theatre property in Garner, North Carolina. The White Oak Village Cinema 14 is operated by Consolidated Theatres and was completed for a total development cost (including land and building) of approximately $8.2 million. The land was purchased in 2005 by the Company for $1.3 million. This theatre is leased under a long-term triple-net lease.

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

This mortgage note receivable bears interest at 15% and has a stated maturity of June 2, 2010. The note is senior to all other Partnership debt at June 30, 2006. The Partnership has an agreement with a bank to provide a first mortgage construction loan to the Partnership of up to $106 million Canadian. The bank construction financing is senior to the Company's mortgage note.

In the original loan agreement, no principal or interest payments were due to the Company prior to November 30, 2007 at which time a 25% principal payment was due along with all accrued interest to date (defined as the "Option Due Date Amount"). The Partnership also had an option on November 30, 2007 (the "Option Date") to either pay off the note in full including all accrued interest, without penalty, or to extend the Option Due Date Amount by an additional 12 months, in which case the Option Date would be November 30, 2008. The Partnership could also prepay the note (in full only, including all accrued interest) at any other time with prepayment penalties as defined in the agreement.

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

The carrying value of the Company's mortgage note receivable at June 30, 2006 was US $57.7 million, including related accrued interest receivable of US $7.7 million. Cost overruns of the project, if any, are the responsibility of the Partnership.

On June 13, 2006, the Company posted two irrevocable standby letters of credit that totaled $7.4 million (U.S.) for the benefit of the Partnership's first mortgage construction financing lender. These letters of credit expire on June 13, 2007, but they automatically renew each year unless the Partnership's first mortgage construction lender cancels them or the construction loan is paid off. The Company will accrue interest income on these outstanding letters of credit at a rate of 12% (15% if drawn upon by the construction lender) and the outstanding balance, with accrued interest, will be due from the Partnership on the maturity date of the original mortgage note from the Partnership. The Company has no obligation to fund any additional amounts, and has no guarantees of any kind related to the Partnership's first mortgage construction loan.

Additionally, on March 10, 2006, a wholly-owned subsidiary of the Company provided a secured mortgage loan of $8.0 million to SNH Development, Inc. The secured property is the Crotched Mountain Ski Resort located in Bennington, New Hampshire. The property serves the Boston and Southern New Hampshire markets and has approximately 45 acres of skiing terrain that is serviced by nine lifts. The carrying value of this mortgage note receivable at June 30, 2006 was $8.1 million, including related accrued interest receivable of $62 thousand. This loan is guaranteed by Peak Resorts, Inc., which operates the property, and has a maturity date of March 10, 2027. Monthly interest payments are made to the Company and the unpaid principal balance initially bears interest at 9.25% per annum. Annually, this interest rate increases based on a formula dependent in part on increases in the Consumer Price Index (CPI).

9. AMENDMENT AND RESTATEMENT OF CREDIT FACILITY

On January 31, 2006, the Company amended and restated its secured revolving variable rate credit facility to increase the size of the facility to $200 million from $150 million and reduce the interest rate charged on the facility from rates ranging from LIBOR plus 175 to 250 basis points to LIBOR plus 130 to 175 basis points. The facility was also converted from a secured to an unsecured facility. The unsecured revolving variable rate credit facility has a three year term expiring in 2009 with a one year extension available at the Company's option. As a result of this amendment and restatement, the Company expensed certain unamortized financing costs, totaling approximately $673 thousand, in the first quarter of 2006. On June 6, 2006 the size of the facility was increased to $235 million from $200 million with no modification to the terms and conditions of the credit agreement.

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

On May 22, 2006, two wholly-owned subsidiaries of the Company obtained non-recourse mortgage loans totaling $31.0 million. These mortgages are secured by theatre properties located in Hurst, Texas and Mesa, Arizona. The mortgage loans bear interest at 6.3715%, mature on June 1, 2016 and require monthly principal and interest payments totaling $207 thousand with final principal payments at maturity totaling $24.4 million. The net proceeds from these loans were used to pay down the Company's unsecured line of credit.

11. COMMON SHARE OFFERING

On February 8, 2006, the Company issued 1,000,000 common shares at $41.25 per share in a registered public offering. The underwriter of this offering subsequently exercised an option to purchase an additional 150,000 common shares at $41.25 per share which closed on February 15, 2006. Total net proceeds to the Company after expenses were approximately $46.2 million.

12. EXECUTIVE RETIREMENT

Effective June 30, 2006, an executive of the Company retired. In exchange for a consulting and non-compete agreement with a term of five years, the Company agreed to allow the executive to continue to vest in his unvested share options and restricted shares as of June 30, 2006, in accordance with the original vesting schedules. In accordance with SFAS 123R, the fair values of such unvested awards of $522 thousand and $852 thousand, respectively, have been expensed during the quarter ended June 30, 2006. Such amounts are included in general and administrative expense in the accompanying consolidated statements of income.

13. COMMITMENTS AND CONTINGENCIES

As of June 30, 2006, the Company had six theatre development projects under construction for which it has agreed to either finance the development costs or purchase the theatre upon completion. The properties are being developed by the prospective tenants. These theatres are expected to have a total of 97 screens and their development costs (including land) are expected to be approximately $92.0 million. Through June 30, 2006, the Company has invested $37.8 million in these projects (including land), and has commitments to fund approximately $54.2 million of additional improvements. Development costs are advanced by the Company either in periodic draws or upon successful completion of construction. If the Company determines that construction is not being completed in accordance with the terms of the development agreement, the Company can, depending on the financing arrangement, either discontinue funding construction draws or refuse to purchase the completed theatre. The Company has agreed to lease the theatres to the operators at pre-determined rates.

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

OVERVIEW

Our primary business strategy is to purchase real estate (land, buildings and other improvements) that we lease to operators of destination-based entertainment and entertainment-related properties. As of June 30, 2006, we had invested approximately $1.5 billion (before accumulated depreciation) in 70 megaplex theatre properties and various restaurant, retail and other properties located in 26 states and Ontario, Canada. As of June 30, 2006, we had invested approximately $27.7 million in development land and construction in progress for real-estate development. Also, as of June 30, 2006, we had invested approximately US $57.7 million (including accrued interest) in mortgage financing for the development of a new entertainment retail center located in downtown Toronto, Ontario, Canada, and $8.1 million (including accrued interest) in mortgage financing for the Crotched Mountain Ski Resort located in Bennington, New Hampshire.

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

Revenue Recognition

Rents that are fixed and determinable are recognized on a straight-line basis over the minimum terms of the leases. Base rent escalation in other leases is dependent upon increases in the Consumer Price Index (CPI) and accordingly, management does not include any future base rent escalation amounts on these leases in current revenue. Most of our leases provide for percentage rents based upon the level of sales achieved by the tenant. These percentage rents are recognized once the required sales level is achieved. Lease termination fees are recognized when the related leases are canceled and we have no continuing obligation to provide services to such former tenants.

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

We apply the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We assess the carrying value of our rental properties whenever events or changes in circumstances indicate that the carrying amount of a property may not be recoverable. Certain factors that may occur and indicate that impairments may exist include, but are not limited to: underperformance relative to projected future operating results, tenant difficulties and significant adverse industry or market economic trends. No such indicators existed during the first six months of 2006. If an indicator of possible impairment exists, a property is evaluated for impairment by comparing the carrying amount of the property to the estimated undiscounted future cash flows expected to be generated by the property. If the carrying amount of a property exceeds its estimated future cash flows on an undiscounted basis, an impairment charge is recognized in the amount by which the carrying amount of the property exceeds the fair value of the property. Management estimates fair value of our rental properties based on projected discounted cash flows using a discount rate determined by management to be commensurate with the risk inherent in the Company. Management did not record any impairment charges in the first six months of 2006.

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

RECENT DEVELOPMENTS

Following are our significant developments during the six months ended June 30, 2006:

On January 31, 2006, we amended and restated our secured revolving variable rate credit facility to increase the size of the facility to $200 million from $150 million and reduce the interest rate charged on the facility from rates ranging from LIBOR plus 175 to 250 basis points to LIBOR plus 130 to 175 basis points. The facility was also converted from a secured to an unsecured facility. The unsecured revolving variable rate credit facility has a three year term expiring in 2009 with a one year extension available at our option. As a result of this amendment and restatement, we expensed certain unamortized financing costs, totaling approximately $673 thousand, in the first quarter of 2006. On June 6, 2006 the size of the facility was increased to $235 million from $200 million with no modification to the terms and conditions of the credit agreement.

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

On May 22, 2006, we obtained two non-recourse mortgage loans totaling $31.0 million. These mortgages are each secured by one theatre property located in Hurst, Texas and one theatre property in Mesa, Arizona. The mortgage loans bear interest at 6.3715%, mature on June 1, 2016 and require monthly principal and interest payments totaling $207 thousand with final principal payments at maturity totaling $24.4 million.

During the three months ended June 30, 2006, we completed development of a megaplex theatre property in Garner, North Carolina. The White Oak Village Cinema 14 is operated by Consolidated Theatres and was completed for a total development cost (including land and building) of approximately $8.2 million. We purchased the land in 2005 for $1.3 million. This theatre is leased under a long-term triple-net lease.

On May 5, 2006, we agreed to terminate a ground lease on our Hialeah, Florida theatre, The Grand 18. In conjunction with this termination, the tenant paid us $4.0 million and we released the tenant from its ground lease obligation, which was a 20-year lease expiring in 2020. The building improvements, which were owned by the tenant, reverted to us in conjunction with the ground lease termination. This $4.0 million termination fee was recorded as rental income and no value was assigned to the improvements. The property was subsequently leased to an unrelated tenant.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

Rental revenue was $44.5 million for the three months ended June 30, 2006 compared to $36.1 million for the three months ended June 30, 2005. The $8.4 million increase resulted primarily from the property acquisitions and developments completed in 2005 and 2006, base rent increases on existing properties and the recognition of a lease termination fee of $4.0 million from our theatre in Hialeah, Florida during the three months ended June 30, 2006. No termination fees were recognized during the three months ended June 30, 2005. Percentage rents of $0.4 million and $0.5 million were recognized during the three months ended June 30, 2006 and 2005, respectively. Straight line rents of $0.7 million and $0.5 million were recognized during the three months ended June 30, 2006 and 2005, respectively. As of June 30, 2006 and 2005, the receivable for straight-line rents was $6.0 million and $3.4 million, respectively.

Tenant reimbursements totaled $3.5 million for the three months ended June 30, 2006 compared to $3.1 million for the three months ended June 30, 2005. These tenant reimbursements arise from the operations of our retail centers. The $0.4 million increase is due primarily to increases in tenant reimbursement rates.

Other income was $0.8 million for the three months ended June 30, 2006 compared to $1.1 million for the three months ended June 30, 2005. The decrease of $0.3 million relates primarily to development fees of $0.5 million received in the three months ended June 30, 2005, offset by $0.3 million of revenues from a restaurant in Southfield, Michigan opened in September 2005, which is operated through a wholly-owned taxable REIT subsidiary.

Mortgage financing interest for the three months ended June 30, 2006 was $2.4 million compared to $0.5 million for the three months ended June 30, 2005 and related to interest income from mortgage note financing we provided for an entertainment retail center in Canada and a ski resort in Bennington, New Hampshire in June of 2005 and March of 2006, respectively (described in Note 8 to the consolidated financial statements in this Form 10-Q and in "Recent Developments" above).

Our property operating expense totaled $4.8 million for the three months ended June 30, 2006 compared to $3.7 million for the three months ended June 30, 2005. These property operating expenses arise from the operations of our retail centers. The $1.1 million increase is due primarily to increases in property taxes and other property operating expenses at certain of these properties and the accrual of a $0.3 million fee for the early termination of a property management agreement covering our retail center in Burbank, California.

Other operating expense totaled $1.0 million for the three months ended June 30, 2006 compared to $0.5 million for the three months ended June 30, 2005. The increase of $0.5 million relates primarily to expenses from a restaurant in Southfield, Michigan opened in September 2005, which is operated through a wholly-owned taxable REIT subsidiary.

Our general and administrative expense totaled $5.3 million for the three months ended June 30, 2006 compared to $2.3 million for the three months ended June 30, 2005. This increase primarily resulted from share-based compensation expense, which we account for in accordance with SFAS 123R, Share Based Payment. During the three months ended June 30, 2006, we changed how we account for restricted stock bonus awards issued pursuant to our Annual Incentive Plan. As further described in Note 2 to the consolidated financial statements in this Form 10-Q, during the three months ended June 30, 2006, we expensed $1.7 million of unvested restricted stock awards that related to bonus awards from prior years. This adjustment was made because the employees who received the awards could have elected to receive cash instead of restricted shares at the time in which they elected to receive their bonuses in restricted shares. Additionally, as further described in Note 12 to the consolidated financial statements in this Form 10-Q, during the three months ended June 30, 2006, we recognized expense of $1.4 million related to the retirement of one of our executives. This amount represented the fair value of the executive's unvested share options and restricted shares at his retirement date of June 30, 2006.

Our net interest expense increased by $1.5 million to $11.7 million for the three months ended June 30, 2006 from $10.2 million for the three months ended June 30, 2005. The increase in net interest expense primarily resulted from increases in long-term debt used to finance real estate acquisitions and increases in the interest rates associated with our borrowings under the unsecured revolving variable rate credit facility.

Depreciation and amortization expense totaled $7.8 million for the three months ended June 30, 2006 compared to $6.8 million for the same period in 2005. The $1 million increase resulted primarily from the property acquisitions completed in 2005 and 2006.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005

Rental revenue was $83.6 million for the six months ended June 30, 2006 compared to $70.3 million for the six months ended June 30, 2005. The $13.3 million increase resulted primarily from the property acquisitions and developments completed in 2005 and 2006, base rent increases on existing properties and the recognition of a lease termination fee of $4 million from our theatre in Hialeah, Florida during the six months ended June 30, 2006. No termination fees were recognized during the six months ended June 30, 2005. Percentage rents of $0.9 million and $1.0 million were recognized during the six months ended June 30, 2006 and 2005, respectively. Straight line rents of $1.2 million and $1.0 million were recognized during the six months ended June 30, 2006 and 2005, respectively. As of June 30, 2006 and 2005, the receivable for straight-line rents was $6.0 million and $3.4 million, respectively.

Tenant reimbursements totaled $7.0 million for the six months ended June 30, 2006 compared to $6.1 million for the six months ended June 30, 2005. These tenant reimbursements arise from the operations of our retail centers. The $0.9 million increase is due to a $0.4 million increase from our retail center in Burbank, California which was acquired on March 31, 2005 and the remainder of the increase is due to increases in tenant reimbursement rates.

Other income was $2.3 million for the six months ended June 30, 2006 compared to $1.9 million for the six months ended June 30, 2005. The increase of $0.4 million relates primarily to a restaurant in Southfield, Michigan opened in September 2005, which is operated through a wholly-owned taxable REIT subsidiary and had revenues of $0.6 million. Additionally, an increase of $0.4 million relates to the recognition of a gain for the six months ended June 30, 2006 resulting from an insurance claim. As a result of the hurricane events of October 2005, one non triple-net retail property in Pompano Beach, Florida suffered significant damage to its roof. The insurance company has agreed to reimburse us for the replacement of the roof less our deductible. Partially offsetting these increases, development fees of $0.5 million were received in the six months ended June 30, 2005 and no development fees were received in the six months ended June 30, 2006.

Mortgage financing interest for the six months ended June 30, 2006 was $4.2 million compared to $0.5 million for the six months ended June 30, 2005 and related to interest income from mortgage note financing we provided for an entertainment retail center in Canada and a ski resort in Bennington, New Hampshire in June of 2005 and March of 2006, respectively (described in Note 8 to the consolidated financial statements in this Form 10-Q and in "Recent Developments" above).

Our property operating expense totaled $9.6 million for the six months ended June 30, 2006 compared to $7.6 million for the six months ended June 30, 2005. These property operating expenses arise from the operations of our retail centers. The $2.0 million increase is due to a $0.6 million increase from our acquisition of the retail center in Burbank, California on March 31, 2005, the accrual of a $0.3 million fee for the early termination of a property management agreement covering our retail center in Burbank, California, and increases in property taxes and other property operating expenses at certain of these properties.

Other operating expense totaled $2.0 million for the six months ended June 30, 2006 compared to $1.2 million for the six months ended June 30, 2005. The increase of $0.8 million primarily relates to expenses from a restaurant in Southfield, Michigan opened in September 2005, which is operated through a wholly-owned taxable REIT subsidiary.

Our general and administrative expense totaled $7.8 million for the six months ended June 30, 2006 compared to $4.0 million for the six months ended June 30, 2005. This increase primarily resulted from share-based compensation expense, which we account for in accordance with SFAS 123R, Share Based Payment. During the three months ended June 30, 2006, we changed how we account for restricted stock bonus awards issued pursuant to our Annual Incentive Plan. As further described in Note 2 to the consolidated financial statements in this Form 10-Q, during the three months ended June 30, 2006, we expensed $1.7 million of unvested restricted stock awards that related to bonus awards from prior years. This adjustment was made because the employees who received the awards could have elected to receive cash instead of restricted shares at the time in which they elected to receive their bonuses in restricted shares. Additionally, as further described in Note 12 to the consolidated financial statements in this Form 10-Q, during the three months ended June 30, 2006, we recognized an expense of $1.4 million related to the retirement of one of our executives. This amount represented the fair value of the executive's unvested share options and restricted shares at his retirement date of June 30, 2006. The remainder of the increase is due primarily to payroll and related expenses attributable to increases in base compensation, additional employees, certain employee benefits, grants of restricted shares to management and payroll taxes related to the vesting of restricted shares.

Costs associated with loan refinancing for the six months ended June 30, 2006 were $673 thousand. These costs related to the amendment and restatement of our revolving variable rate credit facility and consisted of the write-off of $673 thousand of certain unamortized financing costs. No such costs were incurred during the six months ended June 30, 2005.

Our net interest expense increased by $3.2 million to $23.0 million for the six months ended June 30, 2006 from $19.8 million for the six months ended June 30, 2005. The increase in net interest expense primarily resulted from increases in long-term debt used to finance real estate acquisitions and increases in the interest rates associated with our borrowings under the unsecured revolving variable rate credit facility.

Depreciation and amortization expense totaled $15.3 million for the six months ended June 30, 2006 compared to $13.4 million for the same period in 2005. The $1.9 million increase resulted primarily from the property acquisitions completed in 2005 and 2006.

The gain on sale of land of $0.3 million for the six months ended June 30, 2006 was due to the sale of an acre of land that was originally purchased along with one of our megaplex theatres. There was no gain on sale of land recognized for the six months ended June 30, 2005.

Preferred dividend requirements for the six months ended June 30, 2006 were $5.8 million compared to $5.5 million for the same period in 2005. The $0.3 million increase is due to the issuance of 3.2 million Series B preferred shares in January of 2005.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $7.5 million at June 30, 2006. In addition, we had restricted cash of $4.7 million at June 30, 2006 required in connection with debt service, payment of real estate taxes and capital improvements.

Mortgage Debt and Credit Facilities

As of June 30, 2006, we had total debt outstanding of $733.3 million. As of June 30, 2006, $613.8 million of debt outstanding was fixed rate mortgage debt secured by a substantial portion of our rental properties, with a weighted average interest rate of approximately 6.05%.

At June 30, 2006, we had $119.5 million in debt outstanding under our $235.0 million unsecured revolving variable rate credit facility, with interest at a floating rate. The credit facility matures in January of 2009.

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

Liquidity Requirements

Short-term liquidity requirements consist primarily of normal recurring corporate operating expenses, debt service requirements and distributions to shareholders. We meet these requirements primarily through cash provided by operating activities. Cash provided by operating activities was $54.9 million for the six months ended June 30, 2006 and $45.9 million for the six months ended June 30, 2005. We anticipate that our cash on hand, cash from operations, and funds available under our unsecured revolving variable rate credit facility will provide adequate liquidity to fund our operations, make interest and principal payments on our debt, and allow distributions to our shareholders and avoidance of corporate level federal income or excise tax in accordance with Internal Revenue Code requirements for qualification as a REIT.

We had six theatre projects under construction at June 30, 2006. The properties are being developed by and have been pre-leased to the prospective tenants under long-term triple-net leases. The cost of development is paid by us either in periodic draws or upon successful completion of construction. The related timing and amount of rental payments to be received by us from tenants under the leases correspond to the timing and amount of funding by us of the cost of development. These theatres will have a total of 97 screens and their total development costs (including land) will be approximately $92.0 million. Through June 30, 2006, we have invested $37.8 million in these projects (including land), and have commitments to fund an additional $54.2 million in improvements. We plan to fund development primarily with funds generated by debt financing and/or equity offerings. If we determine that construction is not being completed in accordance with the terms of the development agreement, we can discontinue funding construction draws or refuse to purchase the completed theatre.

As further described in Note 11 to the consolidated financial statements in this Form 10-Q, we completed an offering of common shares in February 2006, generating net proceeds (after expenses) of $46.2 million. We used proceeds from this offering to reduce borrowings under the Company's unsecured revolving variable rate credit facility and for other corporate purposes.

Off Balance Sheet Arrangements

At June 30, 2006, we had a 20% investment interest in two unconsolidated real estate joint ventures, Atlantic-EPR I and Atlantic-EPR II, which are accounted for under the equity method of accounting. We do not anticipate any material impact on our liquidity as a result of any commitments that may arise involving those joint ventures. We recognized income of $228 and $215 (in thousands) from our investment in the Atlantic-EPR I joint venture during the six months ended June 30, 2006 and 2005, respectively. We also recognized income of $148 and $147 (in thousands) from our investment in the Atlantic-EPR II joint venture during the six months ended June 30, 2006 and 2005, respectively. Condensed financial information for the Atlantic-EPR I and Atlantic-EPR II joint ventures is included in Note 4 to the consolidated financial statements included as part of this Form 10-Q.

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

FUNDS FROM OPERATIONS (FFO)

The National Association of Real Estate Investment Trusts (NAREIT) developed FFO as a relative non-GAAP financial measure of performance and liquidity of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO is a widely used measure of the operating performance of real estate companies and is provided here as a supplemental measure to Generally Accepted Accounting Principles
(GAAP) net income available to common shareholders and earnings per share. FFO, as defined under the revised NAREIT definition and presented by us, is net income available to common shareholders, computed in accordance with GAAP, excluding gains and losses from sales of depreciable operating properties, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships, joint ventures and other affiliates. Adjustments for unconsolidated partnerships, joint ventures and other affiliates are calculated to reflect FFO on the same basis. FFO is a non-GAAP financial measure. FFO does not represent cash flows from operations as defined by GAAP and is not indicative that cash flows are adequate to fund all cash needs and is not to be considered an alternative to net income or any other GAAP measure as a measurement of the results of our operations or our cash flows or liquidity as defined by GAAP.

The following tables summarize our FFO for the three and six month periods ended June 30, 2006 and 2005 (in thousands):

                                                        THREE MONTHS         SIX MONTHS
                                                       ENDED JUNE 30,      ENDED JUNE 30,
                                                     -----------------   -----------------
                                                        2006      2005      2006      2005
                                                     -------   -------   -------   -------
Net income available to common shareholders          $17,879   $14,406   $33,661   $27,613
Add: Real estate depreciation and amortization         7,602     6,751    14,898    13,212
Add: Allocated share of joint venture depreciation        61        61       121       120
                                                     -------   -------   -------   -------
   FFO available to common shareholders               25,542    21,218    48,680    40,945
                                                     =======   =======   =======   =======
FFO per common share:
   Basic                                             $  0.97      0.85   $  1.87   $  1.64
   Diluted                                              0.96      0.83      1.85      1.61
Shares used for computation (in thousands):
   Basic                                              26,285    24,984    25,989    24,949
   Diluted                                            26,666    25,475    26,380    25,429
Other financial information:
   Straight-lined rental revenue                     $   661   $   533   $ 1,153   $ 1,045

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

EITF 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity when the Limited Partners Have Certain Rights, became effective in June 2005 for general partners of all new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified. For general partners in all other limited partnerships, this guidance is effective no later than the beginning of the first reporting period in fiscal years beginning after December 31, 2005. We adopted EITF 04-5 in 2005. The implementation of EITF 04-5 did not have any effect on our financial statements for the six months ended June 30, 2006.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. FIN 48 claries the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109, Accounting for Income Taxes, and it prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective for us on January 1, 2007. The adoption of FIN 48 is not expected to have any material impact on our financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, primarily relating to potential losses due to changes in interest rates. We seek to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new long-term fixed rate borrowings whenever possible. We also have a $235 million unsecured revolving line of credit that bears interest at a floating rate that we use to acquire properties and finance our development commitments.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

In addition, there were no changes in our internal control over financial reporting during our second fiscal quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than routine litigation and administrative proceedings arising in the ordinary course of business, we are not presently involved in any litigation nor, to our knowledge, is any litigation threatened against us or our properties which is reasonably likely to have a material adverse effect on our liquidity or results of operations.

ITEM 1A. RISK FACTORS

There were no material changes during the quarter from the risk factors previously discussed in Item 1A, "Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2005.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 10, 2006, the Company held its annual meeting of shareholders. The matters presented to the shareholders for vote and the vote on such matters were as follows:

1.   To elect two Class III trustees for a three year term.

                                    AUTHORITY
                           FOR       WITHHELD
                       ----------   ---------
Morgan G. Earnest II   24,812,866    404,658
James A. Olson         24,916,607    300,917

2. To ratify the appointment of KPMG LLP as the Company's independent registered public accounting firm for 2006.

    FOR      AGAINST   ABSTAIN
    ---      -------   -------
24,771,491   435,306    10,727

ITEM 5. OTHER INFORMATION

RETIREMENT BY FRED KENNON

Effective June 30, 2006, Fred L. Kennon retired as Vice President, Chief Financial Officer and Treasurer of the Company. On August 1, 2006, the Company and Mr. Kennon entered into an agreement, effective June 30, 2006, whereby Mr. Kennon agreed to provide services and be bound by a covenant not to compete with a term of five years, and the Company agreed to allow the executive to continue to vest in his unvested share options and restricted shares as of June 30, 2006, in accordance with the original vesting schedules.

EMPLOYMENT AGREEMENT WITH MICHAEL HIRONS

On May 1, 2006 Mr. Michael L. Hirons joined the Company as Vice President, Finance. On August 2, 2006, the Company entered into an employment agreement with Mr. Hirons for a term of eighteen months, with automatic one-year extensions on each anniversary date. The employment agreement generally provides for:

     - an original annual base salary of $145,000, subject to any increases awarded by the compensation committee,

     - awards pursuant to an annual incentive program in amounts established by the compensation committee if performance criteria adopted by the compensation committee are achieved, and

     - severance compensation equal to his base salary and awards under the annual incentive program times 1.5 upon termination by the Company without cause or termination by Mr. Hirons for good reason or after a change of control of the Company.

ITEM 6. EXHIBITS

10.1 Agreement with Fred L. Kennon

10.2 Agreement with Michael L. Hirons

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

                                        ENTERTAINMENT PROPERTIES TRUST


Dated: August 1, 2006                   By /s/ David M. Brain
                                           -------------------------------------
                                           David M. Brain, President -
                                           Chief Executive Officer and Trustee


Dated: August 1, 2006                   By /s/ Mark A. Peterson
                                           -------------------------------------
                                           Mark A. Peterson, Vice President -
                                           Chief Financial Officer