Form 10-Q
period 2006-09-30
ENTERTAINMENT PROPERTIES TRUST
filed 2006-11-03
CIK 1045450

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

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

At November 1, 2006, there were 26,477,367 Common Shares of Beneficial Interest outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         ENTERTAINMENT PROPERTIES TRUST
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                     SEPTEMBER 30, 2006   DECEMBER 31, 2005
                                                                     ------------------   -----------------
                                                                        (Unaudited)
                              ASSETS

Rental properties, net of accumulated depreciation of $134.6 million and $112.7 million at September 30, 2006 and
   December 31, 2005, respectively                                       $1,355,857          $1,283,988
Property under development                                                   28,776              19,770
Mortgage notes and related accrued interest receivable                       68,069              44,067
Investment in joint ventures                                                  2,211               2,297
Cash and cash equivalents                                                     7,675               6,546
Restricted cash                                                               6,114              13,124
Intangible assets, net                                                       10,007              10,461
Deferred financing costs, net                                                11,077              10,896
Other assets                                                                 31,026              23,016
                                                                         ----------          ----------
         Total assets                                                    $1,520,812          $1,414,165
                                                                         ==========          ==========

               LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Accounts payable and accrued liabilities                              $    8,701          $    7,928
   Common dividends payable                                                  18,201              15,770
   Preferred dividends payable                                                2,916               2,916
   Unearned rents                                                               445               1,304
   Long-term debt                                                           766,520             714,591
                                                                         ----------          ----------
         Total liabilities                                                  796,783             742,509

Minority interest                                                             4,768               5,235

Shareholders' equity:
   Common Shares, $.01 par value; 50,000,000 shares authorized;
      27,149,727 and 25,881,647 shares issued at September 30,
      2006 and December 31, 2005, respectively                                  271                 259
   Preferred Shares, $.01 par value; 10,000,000 shares authorized:
      2,300,000 Series A shares issued at September 30, 2006 and
         December 31, 2005; liquidation preference of $57,500,000                23                  23
      3,200,000 Series B shares issued at September 30, 2006 and
         December 31, 2005; liquidation preference of $80,000,000                32                  32
   Additional paid-in-capital                                               752,319             700,704
   Treasury shares at cost: 675,487 and 649,142 common shares
      at September 30, 2006 and December 31, 2005, respectively             (15,500)            (14,350)
   Loans to shareholders                                                     (3,525)             (3,525)
   Accumulated other comprehensive income                                    19,221              13,402
   Distributions in excess of net income                                    (33,580)            (30,124)
                                                                         ----------          ----------
         Shareholders' equity                                               719,261             666,421
                                                                         ----------          ----------
         Total liabilities and shareholders' equity                      $1,520,812          $1,414,165
                                                                         ==========          ==========

                         ENTERTAINMENT PROPERTIES TRUST
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                  THREE MONTHS         NINE MONTHS
                                                     ENDED                ENDED
                                                 SEPTEMBER 30,        SEPTEMBER 30,
                                               -----------------   -------------------
                                                 2006      2005      2006       2005
                                               -------   -------   --------   --------
Rental revenue                                 $41,117   $36,942   $124,727   $107,230
Tenant reimbursements                            3,857     2,783     10,832      8,853
Other income                                       737       602      3,020      2,489
Mortgage financing interest                      2,629     1,498      6,808      1,969
                                               -------   -------   --------   --------
      Total revenue                             48,340    41,825    145,387    120,541

Property operating expense                       4,884     3,835     14,457     11,448
Other operating expense                            897       806      2,903      1,969
General and administrative expense               2,253     1,538     10,030      5,575
Costs associated with loan refinancing              --        --        673         --
Interest expense, net                           12,234    11,005     35,179     30,766
Depreciation and amortization                    7,890     7,011     23,191     20,381
                                               -------   -------   --------   --------

      Income before gain on sale of land and
         income from joint ventures             20,182    17,630     58,954     50,402
Gain on sale of land                                --        --        345         --
Equity in income from joint ventures               191       184        566        546
                                               -------   -------   --------   --------
      Net income                               $20,373   $17,814   $ 59,865   $ 50,948

Preferred dividend requirements                 (2,916)   (2,916)    (8,747)    (8,437)
                                               -------   -------   --------   --------
      Net income available to common
         shareholders                          $17,457   $14,898   $ 51,118   $ 42,511
                                               =======   =======   ========   ========

Net income per common share:
   Basic                                       $  0.66   $  0.59   $   1.96   $   1.70
                                               =======   =======   ========   ========
   Diluted                                     $  0.65   $  0.58   $   1.93   $   1.67
                                               =======   =======   ========   ========

Shares used for computation (in thousands):
   Basic                                        26,298    25,086     26,093     24,995
   Diluted                                      26,769    25,585     26,511     25,482

Dividends per common share                     $0.6875   $0.6250   $ 2.0625   $ 1.8750
                                               =======   =======   ========   ========

                         ENTERTAINMENT PROPERTIES TRUST
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 2006
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                            PREFERRED                                    ACCUMULATED
                              COMMON STOCK    STOCK   ADDITIONAL                            OTHER     DISTRIBUTIONS
                              ------------ ----------   PAID-IN  TREASURY    LOANS TO   COMPREHENSIVE  IN EXCESS OF
                               SHARES  PAR SHARES PAR   CAPITAL   SHARES   SHAREHOLDERS     INCOME      NET INCOME    TOTAL
                               ------ ---- ------ --- ---------- --------  ------------ ------------- ------------- --------
Balance at December 31, 2005   25,882 $259  5,500 $55  $700,704  $(14,350)   $(3,525)      $13,402      $(30,124)   $666,421
Shares issued to Trustees           4   --     --  --       161        --         --            --            --         161
Issuance of restricted share
   grants                          83    1     --  --        (1)       --         --            --            --          --
Amortization of restricted
   share grants                    --   --     --  --     3,586        --         --            --            --       3,586
Share option expense               --   --     --  --       750        --         --            --            --         750
Foreign currency translation
   adjustment                      --   --     --  --        --        --         --         5,819            --       5,819
Net income                         --   --     --  --        --        --         --            --        59,865      59,865
Purchase of 21,308 common
   shares for treasury             --   --     --  --        --      (919)        --            --            --        (919)
Issuances of common shares in
   Dividend Reinvestment Plan      15   --     --  --       611        --         --            --            --         611
Issuance of common shares,
   net of costs of $1.1
   million                      1,150   11     --  --    46,202        --         --            --            --      46,213
Stock option exercise, net         16   --     --  --       306      (231)        --            --            --          75
Dividends to common
   shareholders ($2.0625 per
   share)                          --   --     --  --        --        --         --            --       (54,574)    (54,574)
Dividends to Series A
   preferred shareholders
   ($1.7813 per share)             --   --     --  --        --        --         --            --        (4,097)     (4,097)
Dividends to Series B
   preferred shareholders
   ($1.4531 per share)             --   --     --  --        --        --         --            --        (4,650)     (4,650)
                               ------ ----  ----- ---  --------  --------    -------       -------      --------    --------
Balance at September 30, 2006  27,150 $271  5,500 $55  $752,319  $(15,500)   $(3,525)      $19,221      $(33,580)   $719,261
                               ====== ====  ===== ===  ========  ========    =======       =======      ========    ========

                         ENTERTAINMENT PROPERTIES TRUST
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                 THREE MONTHS ENDED   NINE MONTHS ENDED
                                   SEPTEMBER 30,        SEPTEMBER 30,
                                -------------------   -----------------
                                  2006       2005       2006      2005
                                 -------   -------    -------   -------
Net income                       $20,373   $17,814    $59,865   $50,948
Other comprehensive income:
   Foreign currency
      translation adjustment        (221)    6,692      5,819     5,971
                                 -------   -------    -------   -------
Comprehensive income             $20,152   $24,506    $65,684   $56,919
                                 =======   =======    =======   =======

                         ENTERTAINMENT PROPERTIES TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                      NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                    ---------------------
                                                                       2006        2005
                                                                    ---------   ---------
Operating activities:
   Net income                                                       $  59,865   $  50,948
   Adjustments to reconcile net income to net cash provided by operating activities:
      Gain on sale of land                                               (345)         --
      Costs associated with loan refinancing                              673          --
      Equity in income from joint ventures                               (566)       (546)
      Depreciation and amortization                                    23,191      20,381
      Amortization of deferred financing costs                          2,049       2,405
      Share-based compensation expense to management and trustees       4,456       1,466
      Increase in mortgage note accrued interest receivable            (6,350)     (1,947)
      Increase in other assets                                         (4,156)     (2,287)
      Increase in accounts payable and accrued liabilities                994         160
      Decrease in unearned rents                                         (864)       (826)
                                                                    ---------   ---------
         Net cash provided by operating activities                     78,947      69,754
                                                                    ---------   ---------
Investing activities:
   Acquisition of rental properties and other assets                  (63,282)   (105,400)
   Net proceeds from sale of real estate                                  591         514
   Additions to property under development                            (32,940)    (21,325)
   Distributions from joint ventures                                      652         644
   Investment in promissory note receivable                            (3,500)         --
   Investment in mortgage note receivable                             (15,332)    (37,525)
                                                                    ---------   ---------
         Net cash used in investing activities                       (113,811)   (163,092)
                                                                    ---------   ---------
Financing activities:
   Proceeds from long-term debt facilities                            290,286     174,000
   Principal payments on long-term debt                              (236,114)   (105,729)
   Deferred financing fees paid                                        (2,842)     (1,150)
   Net proceeds from issuances of common shares                        46,824         688
   Net proceeds from issuance of preferred shares                          --      77,261
   Impact of stock option exercises, net                                   75        (983)
   Purchase of common shares for treasury                                (919)       (759)
   Distributions paid to minority interest                               (467)       (583)
   Dividends paid to shareholders                                     (60,889)    (52,405)
                                                                    ---------   ---------
         Net cash provided by financing activities                     35,954      90,340
         Effect of exchange rate changes on cash                           39         107
                                                                    ---------   ---------
Net increase (decrease) in cash and cash equivalents                    1,129      (2,891)
Cash and cash equivalents at beginning of period                        6,546      11,255
                                                                    ---------   ---------
Cash and cash equivalents at end of period                          $   7,675   $   8,364
                                                                    =========   =========
Supplemental schedule of non-cash activity:
      Transfer of property under development to rental property     $  24,112   $  27,925
      Issuance of shares to management and trustees                 $   3,601   $   2,786

Supplemental disclosure of cash flow information:
      Cash paid during the period for interest                      $  34,121   $  30,029
      Cash paid (received) during the period for income taxes       $     150   $    (441)

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

2. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. In addition, operating results for the nine-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

REVENUE RECOGNITION

Rents that are fixed and determinable are recognized on a straight-line basis over the minimum terms of the leases. Base rent escalation in those of the Company's leases that are dependent upon increases in the Consumer Price Index
(CPI) is recognized when known. Straight-line rent receivable is included in other assets and was $6.6 million and $4.7 million at September 30, 2006 and December 31, 2005, respectively. In addition, most of the Company's tenants are subject to additional rents if gross revenues of the properties exceed certain thresholds defined in the lease agreements (percentage rents). Percentage rents are recognized at the time when specific triggering events occur as provided by the lease agreements. Percentage rents of $1.3 million and $1.4 million were recognized during the nine months ended September 30, 2006 and 2005, respectively. Lease termination fees are recognized when the related leases are canceled and the Company has no obligation to provide services to such former tenants. Termination fees of $4.1 million were recognized during the nine months ended September 30, 2006. No termination fees were recognized during the nine months ended September 30, 2005.

CONCENTRATION OF RISK

American Multi-Cinema, Inc. (AMC) is the lessee of a substantial portion (56%) of the megaplex theatre rental properties held by the Company (including joint venture properties) at September 30, 2006 as a result of a series of sale leaseback transactions pertaining to a number of AMC megaplex theatres. A substantial portion of the Company's rental revenues (approximately 55%) result from the rental payments by AMC under the leases, or its parent, AMC Entertainment, Inc.

(AMCE), as the guarantor of AMC's obligations under the leases. AMCE has publicly held debt and accordingly, its consolidated financial information is publicly available.

SHARE-BASED COMPENSATION

Share based compensation expense, including both share option expense and restricted share expense, is included in general and administrative expense in the accompanying consolidated statements of income, and totaled $4.5 million and $1.5 million for the nine months ended September 30, 2006 and 2005, respectively.

Share Options

During 2004, the Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standard (SFAS) No. 123 "Accounting for Stock-Based Compensation." The Company was required to adopt SFAS No. 123R, "Share-Based Payment," beginning January 1, 2006. In compliance with this standard, the Company has recorded share-based compensation expense in the current year related to all options for employees and trustees. The fair value of share options granted under the Company's Share Incentive Plan is determined using the Black-Scholes model. Prior to 2006, the Company accounted for share options granted under the Share Incentive Plan using the fair value recognition provisions of SFAS No. 123 for all awards granted, modified, or settled after January 1, 2003. Prior to January 1, 2003, the Company accounted for share options issued under the Share Incentive Plan under APB Opinion No. 25 "Accounting for Stock Issued to Employees," and, accordingly, recognized no expense for options granted to employees and trustees. Awards under the Company's plan vest either immediately or up to a period of 5 years. Share option expense for all options is recognized on a straight-line basis over the vesting period, except for those unvested options held by a retired executive discussed in Note 12 below which were fully expensed as of June 30, 2006.

The expense related to share options included in the determination of net income for the nine months ended September 30, 2006 and 2005 was $750 thousand (including $522 thousand in expense recognized related to unvested share options held by a retired executive discussed in Note 12 below) and $68 thousand, respectively. The expense related to share options included in the determination of net income for the nine months ended September 30, 2005 was less than that which would have been recognized if the fair value based method had been applied to all awards (as required in SFAS No. 123R). If the fair value based method had been applied to all outstanding and unvested awards for the nine months ended September 30, 2005, total share option expense would have been $125 thousand. This difference in expense had no material impact on either reported basic or reported diluted earnings per share for the nine months ended September 30, 2005.

The fair value for all outstanding and unvested awards was estimated at the date of grant dates using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4.8% to 5.0% and 4.0% for the nine months ended September 30, 2006 and 2005, respectively, dividend yield of 5.8% and 6.0% for the nine months ended September 30, 2006 and 2005, respectively, volatility factors in the expected market price of the Company's common shares of 21.1% and 20.7% for the nine months ended September 30, 2006 and 2005, respectively; and an expected life of the options of eight years.

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

Because employees can require awards under the Annual Incentive Plan to be settled in cash, the Company has determined that such awards should be expensed in the period earned rather than over the future vesting period, even if such employees elect to take their bonuses in restricted shares. It was also determined that any premium awarded under the restricted share alternative should continue to be amortized over the future vesting period consistent with the Company's past practice. As a result, the Company recognized additional expense of $1.7 million in the quarter ended June 30, 2006 for unvested awards from prior years related to the Annual Incentive Plan. This additional expense represents $0.07 per basic common share and per fully diluted common share for the nine months ended September 30, 2006. The Company has concluded that the amounts not expensed in prior quarterly and annual periods are immaterial to those financial statements on both a quantitative and qualitative basis. The impact of this adjustment is also immaterial to the estimated results for the year ending December 31, 2006 and accordingly, the adjustment was recorded in the quarter ended June 30, 2006.

Total expense recognized related to all restricted shares was $3.7 million (including the $1.7 million discussed above and $852 thousand related to the retired executive discussed in Note 12) and $1.4 million for the nine months ended September 30, 2006 and 2005, respectively.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior period amounts to conform to the current period presentation.

3. RENTAL PROPERTIES

The following table summarizes the carrying amounts of rental properties as of September 30, 2006 and December 31, 2005 (in thousands):

                                  SEPTEMBER 30, 2006   DECEMBER 31, 2005
                                  ------------------   -----------------
Buildings and improvements            $1,146,292          $1,068,569
Furniture, fixtures & equipment            5,271               5,240
Land                                     338,862             322,865
                                      ----------          ----------
                                       1,490,425           1,396,674
Accumulated depreciation                (134,568)           (112,686)
                                      ----------          ----------
   Total                              $1,355,857          $1,283,988
                                      ==========          ==========

Depreciation expense on rental properties was $21.6 million and $19.9 million for the nine months ended September 30, 2006 and 2005, respectively.

4. UNCONSOLIDATED REAL ESTATE JOINT VENTURES

At September 30, 2006, the Company had a 20% investment interest in each of two unconsolidated real estate joint ventures, Atlantic-EPR I and Atlantic-EPR II. The Company accounts for its investment in these joint ventures under the equity method of accounting.

The Company recognized income of $346 and $325 (in thousands) from its investment in the Atlantic-EPR I joint venture during the first nine months of 2006 and 2005, respectively. The Company also received distributions from Atlantic-EPR I of $398 and $381 (in thousands) during the first nine months of 2006 and 2005, respectively. Condensed financial information for Atlantic-EPR I is as follows as of and for the nine months ended September 30, 2006 and 2005 (in thousands):

                           2006     2005
                         -------   ------
Rental properties, net   $29,406   30,050
Cash                         141      141
Long-term debt            16,231   16,548
Partners' equity          13,214   13,538
Rental revenue             3,174    3,112
Net income                 1,619    1,540

The Company recognized income of $220 and $221 (in thousands) from its investment in the Atlantic-EPR II joint venture during the first nine months of 2006 and 2005, respectively. The Company also received distributions from Atlantic-EPR II of $254 and $263 (in thousands) during the first nine months of 2006 and 2005, respectively. Condensed financial information for Atlantic-EPR II is as follows as of and for the nine months ended September 30, 2006 and 2005 (in thousands):

                                                   2006     2005
                                                 -------   ------
Rental properties, net                           $22,995   23,456
Cash                                                 116      130
Long-term debt                                    13,947   14,215
Note payable to Entertainment Properties Trust       117      117
Partners' equity                                   8,838    9,037
Rental revenue                                     2,083    2,083
Net income                                           960      977

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

5. SHARE INCENTIVE PLAN

The Company maintains a Share Incentive Plan (the Plan) under which an aggregate of 3,000,000 common shares and options to purchase common shares, subject to adjustment in the event of certain capital events, may be granted. At September 30, 2006, there were 1,366,311 shares available for grant under the Plan.

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

                                                      WEIGHTED
                                                       AVERAGE
                        NUMBER OF     OPTION PRICE    EXERCISE
                          SHARES       PER SHARE        PRICE
                        ---------   ---------------   --------
Outstanding at
   December 31, 2005     890,176    $14.00 - $43.75    $26.52
   Exercised             (16,326)    16.05 -  41.65     18.77
   Granted               107,823     40.55 -  42.46     41.86
                         -------
Outstanding at
   September 30, 2006    981,673     14.00 -  43.75     28.33
                         -------

The weighted average fair value of options granted was $5.19 and $3.47 during the nine months ended September 30, 2006 and 2005, respectively.

The following table summarizes outstanding options at September 30, 2006:

    EXERCISE       OPTIONS      WEIGHTED AVG.    WEIGHTED AVG.    AGGREGATE INTRINSIC
  PRICE RANGE    OUTSTANDING   LIFE REMAINING   EXERCISE PRICE   VALUE (IN THOUSANDS)
--------------   -----------   --------------   --------------   --------------------
$14.00 - 19.99     218,810          3.9
 20.00 - 29.99     383,565          6.1
 30.00 - 39.99     147,171          7.6
 40.00 - 43.75     232,127          9.2
                   -------          ---
                   981,673          6.6             $28.33              $20,601
                   =======          ===

The following table summarizes exercisable options at September 30, 2006:

    EXERCISE       OPTIONS      WEIGHTED AVG.    WEIGHTED AVG.    AGGREGATE INTRINSIC
  PRICE RANGE    EXERCISABLE   LIFE REMAINING   EXERCISE PRICE   VALUE (IN THOUSANDS)
--------------   -----------   --------------   --------------   --------------------
$14.00 - 19.99     217,811          3.9
 20.00 - 29.99     225,195          5.9
 30.00 - 39.99      85,020          7.6
 40.00 - 43.75      21,225          8.6
                   -------          ---
                   549,251          5.5             $23.10              $14,402
                   =======          ===

RESTRICTED SHARES

A summary of the Company's restricted share activity and related information is as follows:

                                     WEIGHTED    WEIGHTED
                                      AVERAGE     AVERAGE
                        NUMBER OF   GRANT DATE     LIFE
                          SHARES    FAIR VALUE   REMAINING
                        ---------   ----------   ---------
Outstanding at
   December 31, 2005     140,133      $35.32
      Granted             83,205       41.36
      Vested             (53,784)      31.49
                         -------
Outstanding at
   September 30, 2006    169,554       39.50        1.50
                         -------

The holders of restricted shares have voting rights and receive dividends from the date of grant. These shares vest ratably over a period of three to five years. At September 30, 2006, unamortized share-based compensation expense related to non-vested restricted shares was $3.2 million.

6. EARNINGS PER SHARE

The following table summarizes the Company's common shares used for computation of basic and diluted earnings per share (in thousands except per share information):

                                           THREE MONTHS ENDED SEPTEMBER 30, 2006      NINE MONTHS ENDED SEPTEMBER 30, 2006
                                          ---------------------------------------   ---------------------------------------
                                             INCOME         SHARES      PER SHARE      INCOME         SHARES      PER SHARE
                                          (NUMERATOR)   (DENOMINATOR)     AMOUNT    (NUMERATOR)   (DENOMINATOR)     AMOUNT
                                          -----------   -------------   ---------   -----------   -------------   ---------
Basic earnings:
Income available to common shareholders     $17,457        26,298        $ 0.66       $51,118         26,093       $ 1.96
Effect of dilutive securities:
   Stock options                                 --           369         (0.01)           --            322        (0.03)
   Non-vested common share grants                --           102            --            --             96           --
                                            -------        ------        ------       -------         ------       ------
Diluted earnings                            $17,457        26,769        $ 0.65       $51,118         26,511       $ 1.93
                                            =======        ======        ======       =======         ======       ======

                                           THREE MONTHS ENDED SEPTEMBER 30, 2005      NINE MONTHS ENDED SEPTEMBER 30, 2005
                                          ---------------------------------------   ---------------------------------------
                                             INCOME         SHARES      PER SHARE      INCOME         SHARES      PER SHARE
                                          (NUMERATOR)   (DENOMINATOR)     AMOUNT    (NUMERATOR)   (DENOMINATOR)     AMOUNT
                                          -----------   -------------   ---------   -----------   -------------   ---------
Basic earnings:
Income available to common shareholders     $14,898         25,086       $ 0.59       $42,511         24,995       $ 1.70
Effect of dilutive securities:
   Stock options                                 --            359        (0.01)           --            347        (0.02)
   Non-vested common share grants                --            140           --            --            140        (0.01)
                                            -------         ------       ------       -------         ------       ------
Diluted earnings                            $14,898         25,585       $ 0.58       $42,511         25,482       $ 1.67
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

On August 17, 2006, the Company completed the acquisition of a megaplex theatre property in Huntsville, Alabama. The Valley Bend 18 is operated by Rave Motion Pictures and was acquired for a total cost (including land and building) of approximately $18.3 million. This theatre is leased under a long-term triple-net lease.

On September 1, 2006, the Company exercised its option to purchase 25 acres of development land adjacent to its property in Suffolk, Virginia. The land was acquired for a total cost of approximately $5.0 million. The Company intends to develop this property into additional retail opportunities.

During the three months ended September 30, 2006, the Company completed development of a megaplex theatre property in Winston Salem, North Carolina. The Grand 18 is operated by Southern Theatres and was completed for a total development cost (including land and building) of approximately $15.8 million. The land was purchased in 2005 by the Company for $3.6 million. This theatre is leased under a long-term triple-net lease.

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

This mortgage note receivable bears interest at 15% and has a stated maturity of June 2, 2010. The note is senior to all other Partnership debt at September 30, 2006. The Partnership has an agreement with a bank to provide a first mortgage construction loan to the Partnership of up to $106 million Canadian. The bank construction financing is senior to the Company's mortgage note.

In the original loan agreement, no principal or interest payments were due to the Company prior to November 30, 2007, at which time a 25% principal payment was due along with all accrued interest to date (defined as the "Option Due Date Amount"). The Partnership also had an option on November 30, 2007 (the "Option Date") to either pay off the note in full including all accrued interest, without penalty, or to extend the Option Due Date Amount by an additional 12 months, in which case the Option Date would be November 30, 2008. The Partnership could also prepay the note (in full only, including all accrued interest) at any other time with prepayment penalties as defined in the agreement.

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

The carrying value of the Company's mortgage note receivable at September 30, 2006 was US $60.0 million, including related accrued interest receivable of US $10.5 million. Cost overruns of the project, if any, are the responsibility of the Partnership.

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

Additionally, on March 10, 2006, a wholly-owned subsidiary of the Company provided a secured mortgage loan of $8.0 million to SNH Development, Inc. The secured property is the Crotched Mountain Ski Resort located in Bennington, New Hampshire. The property serves the Boston and Southern New Hampshire markets and has approximately 45 acres of skiing terrain that is serviced by nine lifts. The carrying value of this mortgage note receivable at September 30, 2006 was $8.1 million, including related accrued interest receivable of $62 thousand. This loan is guaranteed by Peak Resorts, Inc., which operates the property, and has a maturity date of March 10, 2027. Monthly interest payments are made to the Company and the unpaid principal balance initially bears interest at 9.25% per annum. Annually, this interest rate increases based on a formula dependent in part on increases in the Consumer Price Index (CPI).

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

On September 12 and September 14, 2006, four wholly-owned subsidiaries of the Company obtained non-recourse mortgage loans totaling $27.8 million. These mortgages are secured by two theatre properties located in California and one each in South Carolina and North Carolina. The mortgage loans bear interest at 6.099%, mature on October 1, 2016 and require monthly principal and interest payments totaling $180 thousand with final principal payments at maturity totaling $21.7 million. The net proceeds from these loans were used to pay down the Company's unsecured line of credit.

On September 29, 2006, three wholly-owned subsidiaries of the Company obtained non-recourse mortgage loans totaling $20.9 million. These mortgages are secured by three theatre properties located in Georgia, California and Louisiana. The mortgage loans bear interest at 6.02%, mature on October 6, 2016 and require monthly principal and interest payments totaling $135 thousand with final principal payments at maturity totaling $16.2 million. The net proceeds from these loans were used to pay down the Company's unsecured line of credit.

11. COMMON SHARE OFFERING

On February 8, 2006, the Company issued 1,000,000 common shares at $41.25 per share in a registered public offering. The underwriter of this offering subsequently exercised an option to purchase an additional 150,000 common shares at $41.25 per share which closed on February 15, 2006. Total net proceeds to the Company after expenses were approximately $46.2 million.

12. EXECUTIVE RETIREMENT

Effective June 30, 2006, an executive of the Company retired. In exchange for a consulting and non-compete agreement with a term of five years, the Company agreed to allow the executive to continue to vest in his unvested share options and restricted shares as of June 30, 2006, in accordance with the original vesting schedules. In accordance with SFAS 123R, the fair values of such unvested awards of $522 thousand and $852 thousand, respectively, were expensed during the quarter ended June 30, 2006. Such amounts are included in general and administrative expense in the accompanying consolidated statements of income for the nine months ended September 30, 2006.

13. COMMITMENTS AND CONTINGENCIES

As of September 30, 2006, the Company had five theatre development projects under construction for which it has agreed to either finance the development costs or purchase the theatre upon completion. The properties are being developed by the prospective tenants. These theatres are expected to have a total of 77 screens and their development costs (including land) are expected to be approximately $75.6 million. Through September 30, 2006, the Company has invested $32.1 million in these projects (including land), and has commitments to fund approximately $43.5 million of additional improvements. Development costs are advanced by the Company either in periodic draws or upon successful completion of construction. If the Company determines that construction is not being completed in accordance with the terms of the development agreement, the Company can, depending on the financing arrangement, either discontinue funding construction draws or refuse to purchase the completed theatre. The Company has agreed to lease the theatres to the operators at pre-determined rates.

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

OVERVIEW

Our primary business strategy is to purchase real estate (land, buildings and other improvements) that we lease to operators of destination-based entertainment and entertainment-related properties. As of September 30, 2006, we had invested approximately $1.5 billion (before accumulated depreciation) in 72 megaplex theatre properties and various restaurant, retail and other properties located in 26 states and Ontario, Canada. As of September 30, 2006, we had invested approximately $28.8 million in development land and construction in progress for real-estate development. Also, as of September 30, 2006, we had invested approximately US $60.0 million (including accrued interest) in mortgage financing for the development of a new entertainment retail center located in downtown Toronto, Ontario, Canada, and $8.1 million (including accrued interest) in mortgage financing for the Crotched Mountain Ski Resort located in Bennington, New Hampshire.

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

We apply the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We assess the carrying value of our rental properties whenever events or changes in circumstances indicate that the carrying amount of a property may not be recoverable. Certain factors that may occur and indicate that impairments may exist include, but are not limited to: underperformance relative to projected future operating results, tenant difficulties and significant adverse industry or market economic trends. No such indicators existed during the first nine months of 2006. If an indicator of possible impairment exists, a property is evaluated for impairment by comparing the carrying amount of the property to the estimated undiscounted future cash flows expected to be generated by the property. If the carrying amount of a property exceeds its estimated future cash flows on an undiscounted basis, an impairment charge is recognized in the amount by which the carrying amount of the property exceeds the fair value of the property. Management estimates fair value of our rental properties based on projected discounted cash flows using a discount rate determined by management to be commensurate with the risk inherent in the Company. Management did not record any impairment charges in the first nine months of 2006.

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

RECENT DEVELOPMENTS

Following are our significant developments during the nine months ended September 30, 2006:

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

On August 17, 2006, we completed the acquisition of a megaplex theatre property in Huntsville, Alabama. The Valley Bend 18 is operated by Rave Motion Pictures and was acquired for a total cost (including land and building) of approximately $18.3 million. This theatre is leased under a long-term triple-net lease.

On September 1, 2006, we exercised our option to purchase 25 acres of development land adjacent to our property in Suffolk, Virginia. The land was acquired for a total cost of approximately $5.0 million. We intend to develop this property into additional retail space.

On September 12 and September 14, 2006, we obtained four non-recourse mortgage loans totaling $27.8 million. These mortgages are secured by two theatre properties located in California and one each in South Carolina and North Carolina. The mortgage loans bear interest at 6.099%, mature on October 1, 2016 and require monthly principal and interest payments totaling $180 thousand with final principal payments at maturity totaling $21.7 million.

On September 18, 2006, our restaurant in Southfield Michigan, which we previously operated through a wholly-owned taxable REIT subsidiary, was closed and the space was subsequently leased to an unrelated restaurant tenant.

On September 29, 2006, we obtained three non-recourse mortgage loans totaling $20.9 million. These mortgages are secured by three theatre properties located in Georgia, California and Louisiana. The mortgage loans bear interest at 6.02%, mature on October 6, 2016 and require monthly principal and interest payments totaling $135 thousand with final principal payments at maturity totaling $16.2 million.

During the three months ended September 30, 2006, we completed development of a megaplex theatre property in Winston Salem, North Carolina. The Grand 18 is operated by Southern Theatres and was completed for a total development cost (including land and building) of approximately $15.8 million. The land was purchased in 2005 by the Company for $3.6 million. This theatre is leased under a long-term triple-net lease.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005

Rental revenue was $41.1 million for the three months ended September 30, 2006 compared to $36.9 million for the three months ended September 30, 2005. The $4.2 million increase resulted primarily from the property acquisitions and developments completed in 2005 and 2006 and base rent increases on existing properties. Percentage rents of $0.5 million and $0.4 million were recognized during the three months ended September 30, 2006 and 2005, respectively. Straight line rents of $0.7 million and $0.6 million were recognized during the three months ended September 30, 2006 and 2005, respectively. As of September 30, 2006 and December 31, 2005, the receivable for straight-line rents was $6.6 million and $4.7 million, respectively.

Tenant reimbursements totaled $3.9 million for the three months ended September 30, 2006 compared to $2.8 million for the three months ended September 30, 2005. These tenant reimbursements arise from the operations of our retail centers. The $1.1 million increase is due primarily to increases in tenant reimbursement rates.

Other income was $0.7 million for the three months ended September 30, 2006 compared to $0.6 million for the three months ended September 30, 2005. The increase of $0.1 million relates primarily to revenues from a restaurant in Southfield, Michigan opened in September 2005, and previously operated through a wholly-owned taxable REIT subsidiary. As discussed in the Recent Developments section in this Form 10-Q, the restaurant in Southfield Michigan was closed during the third quarter of 2006 and the space was leased to an unrelated restaurant tenant.

Mortgage financing interest for the three months ended September 30, 2006 was $2.6 million compared to $1.5 million for the three months ended September 30, 2005 and related to interest income from mortgage note financing we provided for an entertainment retail center in Canada and a ski resort in Bennington, New Hampshire in June of 2005 and March of 2006, respectively (described in Note 8 to the consolidated financial statements in this Form 10-Q and in "Recent Developments" above).

Our property operating expense totaled $4.9 million for the three months ended September 30, 2006 compared to $3.8 million for the three months ended September 30, 2005. These property operating expenses arise from the operations of our retail centers. The $1.1 million increase is due primarily to increases in property taxes and other property operating expenses at certain of these properties.

Other operating expense totaled $0.9 million for the three months ended September 30, 2006 compared to $0.8 million for the three months ended September 30, 2005. The increase of $0.1 million relates primarily to expenses from a restaurant in Southfield, Michigan opened in September 2005, and previously operated through a wholly-owned taxable REIT subsidiary. As discussed in the Recent Developments section in this Form 10-Q, the restaurant in Southfield Michigan was closed during the third quarter of 2006 and the space was leased to an unrelated restaurant tenant.

Our general and administrative expense totaled $2.3 million for the three months ended September 30, 2006 compared to $1.5 million for the three months ended September 30, 2005. The increase of $0.8 million is due primarily to payroll and related expenses attributable to increases in base and incentive compensation, additional employees and certain employee benefits, as well as increases in franchise taxes and professional fees.

Our net interest expense increased by $1.2 million to $12.2 million for the three months ended September 30, 2006 from $11.0 million for the three months ended September 30, 2005. The increase in net interest expense primarily resulted from increases in long-term debt used to finance real estate acquisitions and increases in the interest rates associated with our borrowings under the unsecured revolving variable rate credit facility.

Depreciation and amortization expense totaled $7.9 million for the three months ended September 30, 2006 compared to $7.0 million for the same period in 2005. The $0.9 million increase resulted primarily from the property acquisitions completed in 2005 and 2006.

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005

Rental revenue was $124.7 million for the nine months ended September 30, 2006 compared to $107.2 million for the nine months ended September 30, 2005. The $17.5 million increase resulted primarily from the property acquisitions and developments completed in 2005 and 2006, base rent increases on existing properties and the recognition of a lease termination fee of $4 million from our theatre in Hialeah, Florida. No termination fees were recognized during the nine months ended September 30, 2005. Percentage rents of $1.3 million and $1.4 million were recognized during the nine months ended September 30, 2006 and 2005, respectively. Straight line rents of $1.8 million and $1.6 million were recognized during the nine months ended September 30, 2006 and 2005, respectively. As of September 30, 2006 and December 31, 2005, the receivable for straight-line rents was $6.6 million and $4.7 million, respectively.

Tenant reimbursements totaled $10.8 million for the nine months ended September 30, 2006 compared to $8.9 million for the nine months ended September 30, 2005. These tenant reimbursements arise from the operations of our retail centers. The $1.9 million increase is due to a $0.8 million increase from our retail center in Burbank, California which was acquired on March 31, 2005 and the remainder of the increase is due to increases in tenant reimbursement rates.

Other income was $3.0 million for the nine months ended September 30, 2006 compared to $2.5 million for the nine months ended September 30, 2005. The increase of $0.5 million relates primarily to a restaurant in Southfield, Michigan opened in September 2005, and previously operated through a wholly-owned taxable REIT subsidiary. As discussed in the Recent Developments section in this Form 10-Q, the restaurant in Southfield Michigan was closed during the third quarter of 2006 and the space was leased to an unrelated restaurant tenant.

Mortgage financing interest for the nine months ended September 30, 2006 was $6.8 million compared to $2.0 million for the nine months ended September 30, 2005 and related to interest income from mortgage note financing we provided for an entertainment retail center in Canada and a ski resort in Bennington, New Hampshire in June of 2005 and March of 2006, respectively (described in Note 8 to the consolidated financial statements in this Form 10-Q and in "Recent Developments" above).

Our property operating expense totaled $14.5 million for the nine months ended September 30, 2006 compared to $11.4 million for the nine months ended September 30, 2005. These property operating expenses arise from the operations of our retail centers. The $3.1 million increase is due to increases in property taxes and other property operating expenses at certain of these properties. The property operating expenses at our Burbank, California retail center, which was acquired on March 31, 2005, increased by $0.9 million of which $0.3 million was incurred in the second quarter of 2006 in conjunction with the early termination of a property management agreement covering this center.

Other operating expense totaled $2.9 million for the nine months ended September 30, 2006 compared to $2.0 million for the nine months ended September 30, 2005. The increase of $0.9 million primarily relates to expenses from a restaurant in Southfield, Michigan opened in September 2005, and previously operated through a wholly-owned taxable REIT subsidiary. As discussed in the Recent Developments section in this Form 10-Q, the restaurant in Southfield Michigan was closed during the third quarter of 2006 and the space was leased to an unrelated restaurant tenant.

Our general and administrative expense totaled $10.0 million for the nine months ended September 30, 2006 compared to $5.6 million for the nine months ended September 30, 2005. This increase primarily resulted from share-based compensation expense, which we account for in accordance with SFAS 123R, Share Based Payment. During the three months ended June 30, 2006, we changed how we account for restricted stock bonus awards issued pursuant to our Annual Incentive Plan. As further described in Note 2 to the consolidated financial statements in this Form 10-Q, during the nine months ended September 30, 2006, we expensed $1.7 million of unvested restricted stock awards that related to bonus awards from prior years. This adjustment was made because the employees who received the awards could have elected to receive cash instead of restricted shares at the time in which they elected to receive their bonuses in restricted shares. Additionally, as further described in Note 12 to the consolidated financial statements in this Form 10-Q, during the nine months ended September 30, 2006, we recognized an expense of $1.4 million related to the retirement of one of our executives. This amount represented the fair value of the executive's unvested share options and restricted shares at his retirement date of June 30, 2006. The remainder of the increase is due primarily to payroll and related expenses attributable to increases in base and incentive compensation, additional employees, certain employee benefits, grants of restricted shares to management and payroll taxes related to the vesting of restricted shares.

Costs associated with loan refinancing for the nine months ended September 30, 2006 were $673 thousand. These costs related to the amendment and restatement of our revolving variable rate credit facility and consisted of the write-off of $673 thousand of certain unamortized financing costs. No such costs were incurred during the nine months ended September 30, 2005.

Our net interest expense increased by $4.4 million to $35.2 million for the nine months ended September 30, 2006 from $30.8 million for the nine months ended September 30, 2005. The increase in net interest expense primarily resulted from increases in long-term debt used to finance real estate acquisitions and increases in the interest rates associated with our borrowings under the unsecured revolving variable rate credit facility.

Depreciation and amortization expense totaled $23.2 million for the nine months ended September 30, 2006 compared to $20.4 million for the same period in 2005. The $2.8 million increase resulted primarily from the property acquisitions completed in 2005 and 2006.

The gain on sale of land of $0.3 million for the nine months ended September 30, 2006 was due to the sale of an acre of land that was originally purchased along with one of our megaplex theatres. There was no gain on sale of land recognized for the nine months ended September 30, 2005.

Preferred dividend requirements for the nine months ended September 30, 2006 were $8.7 million compared to $8.4 million for the same period in 2005. The $0.3 million increase is due to the issuance of 3.2 million Series B preferred shares in January of 2005.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $7.7 million at September 30, 2006. In addition, we had restricted cash of $6.1 million at September 30, 2006 required in connection with debt service, payment of real estate taxes and capital improvements.

Mortgage Debt and Credit Facilities

As of September 30, 2006, we had total debt outstanding of $766.5 million. As of September 30, 2006, $658.6 million of debt outstanding was fixed rate mortgage debt secured by a substantial portion of our rental properties, with a weighted average interest rate of approximately 6.1%.

At September 30, 2006, we had $107.9 million in debt outstanding under our $235.0 million unsecured revolving variable rate credit facility, with interest at a floating rate. The credit facility matures in January of 2009.

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

Liquidity Requirements

Short-term liquidity requirements consist primarily of normal recurring corporate operating expenses, debt service requirements and distributions to shareholders. We meet these requirements primarily through cash provided by operating activities. Cash provided by operating activities was $78.9 million for the nine months ended September 30, 2006 and $69.8 million for the nine months ended September 30, 2005. We anticipate that our cash on hand, cash from operations, and funds available under our unsecured revolving variable rate credit facility will provide adequate liquidity to fund our operations, make interest and principal payments on our debt, and allow distributions to our shareholders and avoidance of corporate level federal income or excise tax in accordance with Internal Revenue Code requirements for qualification as a REIT.

We had five theatre projects under construction at September 30, 2006. The properties are being developed by and have been pre-leased to the prospective tenants under long-term triple-net leases. The cost of development is paid by us either in periodic draws or upon successful completion of construction. The related timing and amount of rental payments to be received by us from tenants under the leases correspond to the timing and amount of funding by us of the cost of development. These theatres will have a total of 77 screens and their total development costs (including land) will be approximately $75.6 million. Through September 30, 2006, we have invested $32.1 million in these projects (including land), and have commitments to fund an additional $43.5 million in improvements. We plan to fund development primarily with funds generated by debt financing and/or equity offerings. If we determine that construction is not being completed in accordance with the terms of the development agreement, we can, depending on the financing arrangement, either discontinue funding construction draws or refuse to purchase the completed theatre.

As further described in Note 11 to the consolidated financial statements in this Form 10-Q, we completed an offering of common shares in February 2006, generating net proceeds (after expenses) of $46.2 million. We used proceeds from this offering to reduce borrowings under the Company's unsecured revolving variable rate credit facility and for other corporate purposes.

Off Balance Sheet Arrangements

At September 30, 2006, we had a 20% investment interest in two unconsolidated real estate joint ventures, Atlantic-EPR I and Atlantic-EPR II, which are accounted for under the equity method of accounting. We do not anticipate any material impact on our liquidity as a result of any commitments that may arise involving those joint ventures. We recognized income of $346 and $325 (in thousands) from our investment in the Atlantic-EPR I joint venture during the nine months ended September 30, 2006 and 2005, respectively. We also recognized income of $220 and $221 (in thousands) from our investment in the Atlantic-EPR II joint venture during the nine months ended September 30, 2006 and 2005, respectively. Condensed financial information for the Atlantic-EPR I and Atlantic-EPR II joint ventures is included in Note 4 to the consolidated financial statements included as part of this Form 10-Q.

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

The following tables summarize our FFO for the three and nine month periods ended September 30, 2006 and 2005 (in thousands):

                                                         THREE MONTHS      NINE MONTHS ENDED
                                                     ENDED SEPTEMBER 30,     SEPTEMBER 30,
                                                     -------------------   -----------------
                                                        2006      2005       2006      2005
                                                      -------   -------    -------   -------
Net income available to common shareholders           $17,457   $14,898    $51,118   $42,511
Add: Real estate depreciation and amortization          7,687     6,844     22,584    20,057
Add: Allocated share of joint venture depreciation         61        61        182       181
                                                      -------   -------    -------   -------
      FFO available to common shareholders             25,205    21,803     73,884    62,749
                                                      =======   =======    =======   =======
FFO per common share:
   Basic                                              $  0.96      0.87    $  2.83   $  2.51
   Diluted                                               0.94      0.85       2.79      2.46

Shares used for computation (in thousands):
   Basic                                               26,298    25,086     26,093    24,995
   Diluted                                             26,769    25,585     26,511    25,482

Other financial information:
   Straight-lined rental revenue                      $   671   $   602    $ 1,824   $ 1,647

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

EITF 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity when the Limited Partners Have Certain Rights, became effective in June 2005 for general partners of all new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified. For general partners in all other limited partnerships, this guidance is effective no later than the beginning of the first reporting period in fiscal years beginning after December 31, 2005. We adopted EITF 04-5 in 2005. The implementation of EITF 04-5 did not have any effect on our financial statements.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109, Accounting for Income Taxes, and it prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective for us on January 1, 2007. The adoption of FIN 48 is not expected to have any material impact on our financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 requires registrants to evaluate errors that occurred in prior periods using two different methods. The errors to be evaluated are errors that were previously determined to be immaterial. If the error is determined to be material using either of the two methods prescribed by SAB 108, the Company is allowed to adjust for the cumulative effect of errors previously determined to be immaterial as of the beginning of the current fiscal year, with an offsetting adjustment to the opening balance of retained earnings in the year of adoption. SAB 108 also requires the adjustment of any prior quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. Such adjustments do not require previously filed reports with the SEC to be amended. SAB 108 will be effective for the year ending December 31, 2006. We are still evaluating the impact of SAB 108.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks, primarily relating to potential losses due to changes in interest rates. We seek to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new long-term fixed rate borrowings whenever possible. We also have a $235 million unsecured revolving line of credit under which outstanding borrowings bear interest at a floating rate. The line of credit is use to acquire properties and finance our development commitments.

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

In addition, there were no changes in our internal control over financial reporting during our third fiscal quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                                        ENTERTAINMENT PROPERTIES TRUST


Dated: November 1, 2006                 By /s/ David M. Brain
                                           -------------------------------------
                                           David M. Brain, President - Chief
                                           Executive Officer and Trustee


Dated: November 1, 2006                 By /s/ Mark A. Peterson
                                           -------------------------------------
                                           Mark A. Peterson, Vice President -
                                           Chief Financial Officer