Form 10-K
period 2006-12-31
ENTERTAINMENT PROPERTIES TRUST
filed 2007-02-28
CIK 1045450

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) Of THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-13561
ENTERTAINMENT PROPERTIES TRUST
(Exact name of registrant as specified in its charter)

Maryland	43-1790877
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

30 W. Pershing Road, Suite 201
Kansas City, Missouri	64108
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (816) 472-1700
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common shares of beneficial interest,	New York Stock Exchange
par value $.01 per share

9.50% Series A cumulative redeemable preferred	New York Stock Exchange
shares of beneficial interest, par value $.01 per share

7.75% Series B cumulative redeemable preferred	New York Stock Exchange
shares of beneficial interest, par value $.01 per share

5.75% Series C cumulative convertible preferred	New York Stock Exchange
shares of beneficial interest, par value $.01 per share
Securities registered pursuant to Section 12(g) of the Act:
None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑   Accelerated filer ☐   Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the common shares of beneficial interest (“common shares”) of the registrant held by non-affiliates, based on the closing price on the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the New York Stock Exchange, was $1,139,054,569.
At February 26, 2007, there were 26,458,875 common shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2007 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A are incorporated by reference in Part III of this Annual Report on Form 10-K.

FORWARD LOOKING STATEMENTS
Certain statements contained or incorporated by reference herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements may refer to financial condition, results of operations, plans, objectives, future financial performance and business of the Company. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans” “would,” “may” or other similar expressions in this Annual Report on Form 10-K. In addition, references to our budgeted amounts are forward looking statements. These forward-looking statements represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. For further discussion of these factors see “Item 1A. Risk Factors” in this Annual Report on Form 10-K.
For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K or the date of any document incorporated by reference. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K.

PART I
Item 1. Business
General
Entertainment Properties Trust (“we,” “us,” “EPR” or the “Company”) was formed on August 22, 1997 as a Maryland real estate investment trust (“REIT”) to capitalize on the opportunities to develop, acquire or finance the emerging class of destination entertainment and entertainment-related properties, including megaplex movie theatre complexes, entertainment retail centers and other destination recreational and specialty properties. We completed an initial public offering of our common shares of beneficial interest (“common shares”) on November 18, 1997.
We are a self-administered REIT. As of December 31, 2006, our real estate portfolio was comprised of over $1.5 billion in assets and consisted of 75 megaplex theatre properties (including three joint venture properties) located in 25 states and Ontario, Canada, two additional theatre properties under development, seven entertainment retail centers (including one joint venture property) located in Westminster, Colorado, New Rochelle, New York, Burbank, California and Ontario, Canada, and other destination recreational and specialty properties. We also own land parcels leased to restaurant and retail operators adjacent to several of our theatre properties. As of December 31, 2006, our portfolio of megaplex theatre properties consisted of 6.3 million square feet and was 100% occupied, and our portfolio of retail, restaurant and other properties consisted of 1.5 million square feet and was 95% occupied. The combined portfolio consisted of 7.8 million square feet and was 99% occupied. Our theatre properties are leased to leading theatre operators, including American Multi-Cinema, Inc. (“AMC”), a subsidiary of AMC Entertainment, Inc. (“AMCE”), Muvico Entertainment, LLC (“Muvico”), Regal Entertainment Group (“Regal”), Consolidated Theatres (“Consolidated”), Rave Motion Pictures (“Rave”), AmStar Cinemas, LLC (“AmStar”) , Wallace Theatres (“Wallace”), Cobb Theatres (“Cobb”), Southern Theatres (“Southern”) and Kerasotes Theatres (“Kerasotes”). At December 31, 2006, approximately 53% of our megaplex theatre properties were leased to AMC.
As of December 31, 2006, our real estate mortgage loan portfolio was comprised of three notes receivable with a total carrying value of $76.1 million, including related accrued interest receivable. As further described in Note 15 to the consolidated financial statements in this Annual Report on Form 10-K, the largest of these loans is denominated in Canadian dollars and had a carrying value of US $60.0 million at December 31, 2006, including accrued interest receivable. This mortgage note bears interest at 15%, and has been provided to a partnership for the purpose of developing a 13 level entertainment retail center in downtown Toronto in Ontario, Canada. It is anticipated that the development of this center will be completed in 2008 at a total cost of approximately $272 million Canadian, and will contain approximately 360,000 square feet of net rentable area (excluding signage). We also have an option to purchase a 50% equity interest in this project.
As further described in Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K, during the year ended December 31, 2006, approximately $41.4 million, or 21.2% of our total revenue was derived from our four entertainment retail centers in Ontario, Canada and the mortgage note receivable secured by property in Canada described above. The Canadian entertainment retail centers represent approximately $178.9 million, or 12.8% of our total rental properties at December 31, 2006, and combined with the carrying value of our mortgage note receivable, represent approximately $238.9 million or 15.2% of our total assets at December 31, 2006.
For a discussion of material property acquisitions during the year ended December 31, 2006, see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments.”

We aggregate the financial information of all our properties into one reportable segment because the properties have similar economic characteristics and generally provide similar services to similar types and classes of customers.
We believe destination entertainment, entertainment-related, recreational and specialty properties are important sectors of the real estate industry and that, as a result of our focus on properties in these sectors and the industry relationships of our management, we have a competitive advantage in providing capital to operators of these types of properties. Our principal business objective is to be the nation’s leading destination entertainment, entertainment-related, recreation and specialty real estate company by continuing to develop, acquire or finance high-quality properties leased to tenants, generally under long-term triple-net leases that require the tenant to pay substantially all expenses associated with the operation and maintenance of the property.
Megaplex Theatres
A significant portion of our assets consist of megaplex theatres. Megaplex theatres typically have at least 10 screens with stadium-style seating (seating with elevation between rows to provide unobstructed viewing) and are equipped with amenities that significantly enhance the audio and visual experience of the patron. We believe the development of new generation megaplex theatres, including the introduction of digital cinema, has accelerated the obsolescence of many of the previous generation of multiplex movie theatres by setting new standards for moviegoers, who, in our experience, have demonstrated their preference for the more attractive surroundings, wider variety of films, enhanced quality of visual presentation and superior customer service typical of megaplex theatres.
We expect the development of megaplex theatres to continue in the United States and abroad for the foreseeable future. With the development of the stadium style megaplex theatre as the preeminent format for cinema exhibition, the older generation of smaller flat-floor theatres has generally experienced a significant downturn in attendance and performance. As a result of the significant capital commitment involved in building megaplex theatres and the experience and industry relationships of our management, we believe we will continue to have opportunities to provide capital to businesses that seek to develop and operate these properties, but would prefer to lease rather than own the properties. We believe our ability to finance these properties will enable us to continue to grow our asset base (See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of capital requirements necessary for the Company’s continued growth).
Entertainment Retail Centers
We continue to seek opportunities for the development of additional restaurant, retail and other entertainment venues around our existing portfolio and our properties under development. The opportunity to capitalize on the traffic generation of our market-dominant theatres to create entertainment retail centers (“ERC’s”) not only strengthens the execution of the megaplex movie theatre but adds diversity to our tenant and asset base. We have and will continue to evaluate our existing portfolio and construction projects for additional development of retail and entertainment density, and we will also continue to evaluate the purchase or financing of existing ERC’s that have demonstrated strong financial performance and meet our quality standards. The leasing and property management requirements of our ERC’s are generally met through the use of third-party professional service providers.
Recreational and Specialty Properties
The venue replacement cycle in theatrical exhibition represents what we consider an inflection opportunity, a demand for new capital stimulated by a need to upgrade to new technologies and related amenities. We expect other destination retail, recreational and specialty properties to undergo similar transformations stimulated by growth, renewal and/or restructuring. We have begun and expect to continue to pursue acquiring, developing and financing new generations of attractive and successful properties in selected niche markets of out-of-home activity. We believe our ability to invest in these properties will enable us to continue to grow and diversify our asset base.
Business Objectives and Strategies
Our primary business objective is to continue to enhance shareholder value by achieving predictable and increasing Funds From Operations (“FFO”) per Share (See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds From Operations” for a discussion of FFO), through the acquisition, development and financing of high-quality properties leased primarily to entertainment and entertainment-related business operators. We intend to achieve this objective by continuing to execute the Growth Strategies, Operating Strategies and Capitalization Strategies described below:
Growth Strategies
As a part of our growth strategy, we will consider developing or acquiring additional megaplex theatre properties, and developing or acquiring single-tenant entertainment, entertainment-related, recreational or specialty properties. We will also consider developing or acquiring additional ERC’s. In lieu of acquisition or development, we may also pursue opportunities to provide mortgage financing for these same property types.
Our investing strategy centers on certain guiding principles:
Inflection Opportunity
We look for a new generation of facilities emerging as a result of age, technology, or change in the lifestyle of consumers which create development, renewal or restructuring opportunities requiring significant capital.
Enduring Value
We look for real estate that supports activities that are commercially successful and have a reasonable basis for continued and sustainable customer demand in the future. Further, we seek circumstances where the magnitude of change in the new generation of facilities adds substantially to the customer experience.
Excellent Execution
We seek attractive locations and best-of-class executions that create market-dominant properties which we believe create a competitive advantage and enhance sustainable customer demand within the category despite a potential change in tenant. We minimize the potential for turnover by seeking quality tenants with a reliable track record of customer service and satisfaction.
Attractive Economics
We seek investments that provide accretive returns initially and increasing returns over time with rent escalators and percentage rent features that allow participation in the financial performance of the property. Further, we are interested in investments that provide a depth of opportunity to invest sufficient capital to be meaningful to our total financial results and also provide a diversity by market, geography or tenant operator.
Advantageous Position
In combination with the preceding principles, when investing we look for a competitive advantage such as unique knowledge of the category, access to industry information, a preferred tenant relationship, or other relationships that provide access to sites and development projects.

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
Lease Structure
We have structured our property acquisitions and leasing arrangements to achieve a positive spread between our cost of capital and the rentals paid by our tenants. We typically structure leases on a triple-net basis under which the tenants bear the principal portion of the financial and operational responsibility for the properties. During each lease term and any renewal periods, the leases typically provide for periodic increases in rent and/or percentage rent based upon a percentage of the tenant’s gross sales over a pre-determined level. In our multi-tenant property leases and some of our theatre leases, we generally require the tenant to pay a common area maintenance (CAM) charge to defray its pro rata share of insurance, taxes and maintenance costs.
Tenant Relationships
We intend to continue developing and maintaining long-term working relationships with theatre, restaurant, retail, entertainment, recreation and specialty business operators and developers by providing capital for multiple properties on an international, national or regional basis, thereby enhancing efficiency and value to those operators and to the Company.
Portfolio Diversification
We will endeavor to further diversify our asset base by property type, geographic location and tenant. In pursuing this diversification strategy, we will target theatre, restaurant, retail, recreation and other entertainment-related business operators which management views as leaders in their market segments and which management believes have the financial strength to compete effectively and perform under their leases with the Company. We may also consider the acquisition of other specialty properties if management believes such properties would add value to our shareholders.
Development
We intend to continue developing properties that meet our guiding principles. We generally do not begin development of a single tenant property without a signed lease providing for rental payments during the development period that are commensurate with our level of capital investment. In the case of a multi-tenant development, we generally require a significant amount of the development to be pre-leased prior to construction to minimize lease-up risk. In addition, to minimize overhead costs and to provide the greatest amount of flexibility, we generally outsource construction management to a third party engineering firm.
Capitalization Strategies
Debt and Equity Financing
We finance the acquisition of properties with a combination of debt and preferred and common equity financing. We expect to maintain a debt to total capitalization ratio (i.e., long-term debt of the Company as a percentage of shareholders’ equity plus total liabilities) of between 50% and 55%. However, the timing and size of our equity offerings may cause us to temporarily operate outside of this range.

On January 31, 2006, we amended and restated our secured revolving credit facility to increase the size of the facility to $200 million from $150 million, extend its term, improve the pricing and convert from a secured to an unsecured facility. On June 6, 2006, we increased the size of the facility to $235 million with no other material modifications to the terms and conditions.
The amended facility (referred to in this report as the “unsecured revolving credit facility”) carries an interest rate ranging from LIBOR plus 130 to 175 basis points, compared to LIBOR plus 175 to 250 basis points previously paid. The unsecured revolving credit facility has a three year term expiring in 2009 with a one-year extension available at our option.
See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments” for other debt and equity transactions during 2006.
Joint Ventures
We will examine and may pursue potential additional joint venture opportunities with institutional investors or developers if the investments to which they relate meet our guiding principles discussed above. We may employ higher leverage in joint ventures.
Payment of Regular Distributions
We have paid and expect to continue to pay quarterly dividend distributions to our common and preferred shareholders. Our Series A cumulative redeemable preferred shares (“Series A preferred shares”) have a dividend rate of 9.50%, our Series B cumulative redeemable preferred shares (“Series B preferred shares”) have a dividend rate of 7.75% and our Series C cumulative convertible preferred shares (“Series C preferred shares”) have a dividend rate of 5.75%. Among the factors the Company’s board of trustees (“Board of Trustees”) considers in setting the common share distribution rate are the applicable REIT tax rules and regulations that apply to distributions, the Company’s results of operations, including FFO per share, and the Company’s Cash Available for Distribution (defined as net cash flow available for distribution after payment of operating expenses, debt service, and other obligations). We expect to periodically increase distributions on our common shares as FFO and Cash Available for Distribution increase and as other considerations and factors warrant.
Competition
We compete for real estate financing opportunities with other companies that invest in real estate, as well as traditional financial sources such as banks and insurance companies. While we were the first publicly traded REIT formed to specialize in entertainment and entertainment-related properties, other REITs have financed and may continue to seek to finance entertainment properties as new properties are developed or become available for acquisition.
Employees
As of December 31, 2006, we had thirteen full time employees.
Principal Executive Offices
The Company’s principal executive offices are located at 30 W. Pershing Road, Suite 201, Kansas City, Missouri 64108; telephone (816) 472-1700.

Materials Available on Our Website
Our internet website address is www.eprkc.com. We make available, free of charge, through our website copies of our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) as soon as reasonably practicable after we electronically file such material with, or furnish it to the Securities and Exchange Commission (the “Commission” or “SEC”). You may also view our Code of Business Conduct and Ethics, Company Governance Guidelines, Independence Standards for Trustees and the charters of our audit, nominating/company governance and compensation committees on our website. Copies of these documents are also available in print to any shareholder who requests them.
Item 1A. Risk Factors
There are many risks and uncertainties that can affect our current or future business, financial performance or share price. Here is a brief description of some of the important factors which could adversely affect our current or future business, operating results, financial condition or share price. This discussion includes a number of forward-looking statements. See “Forward Looking Statements.”
Risks That May Impact Our Financial Condition or Performance
We depend on leasing space to tenants on economically favorable terms and collecting rent from our tenants, who may not be able to pay
Our financial results depend significantly on leasing space at our properties to tenants on economically favorable terms. In addition, because a substantial majority of our income comes from renting of real property, our income, funds available to pay indebtedness and funds available for distribution to our shareholders will decrease if a significant number of our tenants cannot pay their rent or if we are not able to maintain our levels of occupancy on favorable terms. If a tenant does not pay its rent, we might not be able to enforce our rights as landlord without delays and might incur substantial legal costs.
If a tenant becomes bankrupt or insolvent, that could diminish or eliminate the income we expect from that tenant’s leases. We may not be able to evict a tenant solely because of its bankruptcy. On the other hand, a bankruptcy court might authorize the tenant to terminate its leases with us. If that happens, our claim against the bankrupt tenant for unpaid future rent would be subject to statutory limitations that might be substantially less than the remaining rent owed under the leases. In addition, any claim we have for unpaid past rent would likely not be paid in full and we would also have to take a charge against earnings for any accrued straight-line rent receivable related to the leases.
We could be adversely affected by a mortgagor’s bankruptcy or default
If a mortgagor becomes bankrupt or insolvent or defaults under its mortgage, that could force us to declare a default and foreclose on the underlying property. There is a risk that the fair value of the property will be less than the carrying value of the property’s debt at the time of the foreclosure and we may have to take a charge against earnings. We may experience costs and delays in recovering a property in foreclosure or finding a substitute operator for the property. If the mortgage we hold is subordinated to senior financing secured by the property, our recovery would be limited to any amount remaining after satisfaction of all amounts due to the holder of the senior financing. We have agreed to subordinate our Canadian mortgage financing to bank construction financing obtained by the borrower.

Our theatre tenants may be adversely affected by the obsolescence of any older multiplex theatres they own or by any overbuilding of megaplex theatres in their markets
The development of megaplex movie theatres has rendered many older multiplex theatres obsolete. To the extent our tenants own a substantial number of multiplexes, they have been, or may in the future be, required to take significant charges against their earnings resulting from the impairment of these assets. Megaplex theatre operators have also been and could in the future be adversely affected by any overbuilding of megaplex theatres in their markets and the cost of financing, building and leasing megaplex theatres.
Operating risks in the entertainment industry may affect the ability of our tenants to perform under their leases
The ability of our tenants to operate successfully in the entertainment industry and remain current on their lease obligations depends on a number of factors, including the availability and popularity of motion pictures, the performance of those pictures in tenants’ markets, the allocation of popular pictures to tenants and the terms on which the pictures are licensed. Neither we nor our tenants control the operations of motion picture distributors. Megaplex theatres represent a greater capital investment, and generate higher rents, than the previous generation of multiplex theatres. For this reason, the ability of our tenants to operate profitably and perform under their leases could be dependent on their ability to generate higher revenues per screen than multiplex theatres typically produce. The success of “out-of-home” entertainment venues such as megaplex theatres, entertainment retail centers and recreational properties also depends on general economic conditions and the willingness of consumers to spend time and money on out-of-home entertainment.
Real estate is a competitive business
Our business operates in highly competitive environments. We compete with a large number of real estate property owners and developers, some of which may be willing to accept lower returns on their investments. Principal factors of competition are rent charged, attractiveness of location, the quality of the property and breadth and quality of services provided. Our success depends upon, among other factors, trends of the national and local economies, financial condition and operating results of current and prospective tenants and customers, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation and population trends.
A single tenant represents a substantial portion of our lease revenues
Approximately 53% of our megaplex theatre properties are leased to AMC, one of the nation’s largest movie exhibition companies. AMCE has guaranteed AMC’s performance under substantially all of their leases. We have diversified and expect to continue to diversify our real estate portfolio by entering into lease transactions with a number of other leading operators. Nevertheless, our revenues and our continuing ability to pay shareholder dividends are currently substantially dependent on AMC’s performance under its leases and AMCE’s performance under its guaranty.
We believe AMC occupies a strong position in the industry and we intend to continue acquiring and leasing back or developing new AMC theatres. However, if for any reason AMC failed to perform under its lease obligations and AMCE did not perform under its guaranty, we could be required to reduce or suspend our shareholder dividends and may not have sufficient funds to support operations until substitute tenants are obtained. If that happened, we cannot predict when or whether we could obtain substitute quality tenants on acceptable terms.
There are risks inherent in having indebtedness and the use of such indebtedness to fund acquisitions
We currently utilize debt to fund portions of our operations and acquisitions. In a rising interest rate environment, the cost of our variable rate debt and any new debt or other market rate security or instrument may increase. We have used leverage to acquire properties and expect to continue to do so in the future. Although the use of leverage is common in the real estate industry, our use of debt to acquire properties does expose us to some risks. If a significant number of our tenants fail to make their lease payments and we don’t have sufficient cash to pay principal and interest on the debt, we could default on our debt obligations. A substantial amount of our debt financing is secured by mortgages on our properties. If we fail to meet our mortgage payments, the lenders could declare a default and foreclose on those properties. Our unsecured revolving credit facility has a variable interest rate that also exposes us to the risk of higher interest rates on amounts borrowed under that facility. If the tenants of properties in the borrowing base for our unsecured revolving credit facility default on their lease obligations or the properties otherwise fail to qualify for inclusion in the borrowing base, that could limit the amount we could borrow under the facility.
A portion of our secured debt has a “hyper-amortization” provision which may require us to refinance the debt or sell the properties securing the debt prior to maturity
As of December 31, 2006, we had approximately $93.0 million outstanding under a single secured mortgage loan agreement that contains a “hyper-amortization” feature, in which the principal payment schedule is rapidly accelerated, and our principal payments are substantially increased, if we fail to pay the balance on the anticipated prepayment date of July 11, 2008. We undertook this debt on the assumption that we will be able to refinance the debt prior to these hyper-amortization payments becoming due. If we cannot obtain acceptable refinancing at the appropriate time, the hyper-amortization payments will require substantially all of the revenues from those properties securing the debt to be applied to the debt repayment, which could reduce our common share dividend rate and could adversely affect our financial condition and liquidity.
We have grown rapidly through acquisitions. We may not be able to maintain this rapid growth and our failure to do so could adversely affect our stock price
We have experienced rapid growth in recent years. We may not be able to maintain a similar rate of growth in the future or manage our growth effectively. Our failure to do so may have a material adverse effect on our financial condition and results of operations and ability to pay dividends to our shareholders.
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
Covenants in our debt instruments could adversely affect our financial condition and our acquisitions and development activities
The mortgages on our properties contain customary covenants such as those that limit our ability, without the prior consent of the lender, to further mortgage the applicable property or to discontinue insurance coverage. Our unsecured revolving credit facility and other loans that we may obtain in the future contain customary restrictions, requirements and other limitations on our ability to incur indebtedness, including covenants that limit our ability to incur debt based upon the level of our ratio of total debt to total assets, our ratio of secured debt to total assets, our ratio of EBITDA to interest expense, and fixed charges, and that require us to maintain a certain level of unencumbered assets to unsecured debt. Our ability to borrow under our credit facilities is subject to compliance with certain financial and other covenants. In addition, failure to comply with our covenants could cause a default under the applicable debt instrument, and we may then be required to repay such debt with capital from other sources. Under those circumstances, other sources of capital may not be available to us, or be available only on unattractive terms. Additionally, our ability to satisfy current or prospective lenders’ insurance requirements may be adversely affected if lenders generally insist upon greater insurance coverage against acts of terrorism than is available to us in the marketplace or on commercially reasonable terms.
We rely on debt financing, including borrowings under our unsecured revolving credit facility and debt secured by individual properties, to finance our acquisition and development activities and for working capital. If we are unable to obtain debt financing from these or other sources, or to refinance existing indebtedness upon maturity, our financial condition and results of operations would likely be adversely affected. If we breach covenants in our debt agreements, the lenders can declare a default and, if the debt is secured, can take possession of the property securing the defaulted loan.
We may acquire or develop properties or acquire other real estate related companies and this may create risks
We may acquire or develop properties or acquire other real estate related companies when we believe that an acquisition or development is consistent with our business strategies. We may not, however, succeed in consummating desired acquisitions or in completing developments on time. In addition, we may face competition in pursuing acquisition or development opportunities that could increase our costs. Difficulties in integrating acquisitions may prove costly or time-consuming and could divert management’s attention. Acquisitions or developments in new markets or industries where we do not have the same level of market knowledge may expose us to unanticipated risks in those markets and industries to which we are unable to effectively respond and, as a result, our performance in those new markets and industries and overall may be poorer than anticipated. We may also abandon acquisition or development opportunities that we have begun pursuing and consequently fail to recover expenses already incurred and have devoted management time to a matter not consummated. Furthermore, our acquisitions of new properties or companies will expose us to the liabilities of those properties or companies, some of which we may not be aware at the time of acquisition. In addition, development of our existing properties presents similar risks.
Our real estate investments are concentrated in entertainment, entertainment-related and recreational properties and a significant portion of those investments are in megaplex theatre properties, making us more vulnerable economically than if our investments were diversified
We primarily acquire, develop or finance entertainment, entertainment-related and recreational properties. A significant portion of our investments are in megaplex theatre properties. Although we are subject to the general risks inherent in concentrating investments in real estate, the risks resulting from a lack of diversification become even greater as a result of our business strategy to invest primarily in entertainment, entertainment-related and recreational properties. These risks are further heightened by the fact that a significant portion of our investments are in megaplex theatre properties. Although a downturn in the real estate industry could significantly adversely affect the value of our properties, a downturn in the entertainment, entertainment-related and recreational industries could compound this adverse affect. These adverse effects could be more pronounced than if we diversified our investments outside of entertainment, entertainment-related and recreational properties or, more particularly, outside of megaplex theater properties.
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
If we fail to qualify as a REIT we will face tax consequences that will substantially reduce the funds available for payment of dividends:
•	We would not be allowed a deduction for dividends paid to shareholders in computing our taxable income and would be subject to federal income tax at regular corporate rates

•	We could be subject to the federal alternative minimum tax and possibly increased state and local taxes

•	Unless we are entitled to relief under statutory provisions, we could not elect to be treated as a REIT for four taxable years following the year in which we were disqualified

•	We could be subject to tax penalties and interest
In addition, if we fail to qualify as a REIT, we will no longer be required to pay dividends. As a result of these factors, our failure to qualify as a REIT could adversely affect the market price for our shares.
We depend on dividends and distributions from our direct and indirect subsidiaries. The creditors of these subsidiaries are entitled to amounts payable to them by the subsidiaries before the subsidiaries may pay any dividends or distributions to us
Substantially all of our assets are held through our subsidiaries. We depend on these subsidiaries for substantially all of our cash flow. The creditors of each of our direct and indirect subsidiaries are entitled to payment of that subsidiary’s obligations to them, when due and payable, before distributions may be made by that subsidiary to its equity holders. Thus, our ability to make distributions to holders of our common and preferred shares depends on our subsidiaries’ ability first to satisfy their obligations to their creditors and then to make distributions to us.
Our development financing arrangements expose us to funding and purchase risks
Our ability to meet our construction financing obligations which we have undertaken or may enter into in the future depends on our ability to obtain equity or debt financing in the required amounts. There is no assurance we can obtain this financing or that the financing rates available will ensure a spread between our cost of capital and the rent payable to us under the related leases (See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity Requirements”).
We have a limited number of employees and loss of personnel could harm our operations and adversely affect the value of our common shares
We currently have 13 full-time employees and, therefore, the impact we may feel from the loss of an employee may be greater than the impact such a loss would have on a larger organization. We are dependent on the efforts of the following individuals: David M. Brain, our President and Chief Executive Officer; Gregory K. Silvers, our Vice President, Chief Operating Officer, General Counsel and Secretary; Mark A. Peterson, our Vice President and Chief Financial Officer; and Michael L. Hirons, our Vice President — Finance. While we believe that we could find replacements for our personnel, the loss of their services could harm our operations and adversely affect the value of our common shares.

Risks That Apply to our Real Estate Business
Real estate income and the value of real estate investments fluctuate due to various factors
The value of real estate fluctuates depending on conditions in the general economy and the real estate business. These conditions may also limit our revenues and available cash.
The factors that affect the value of our real estate include, among other things:
•	international, national, regional and local economic conditions;

•	consequences of any armed conflict involving, or terrorist attack against, the United States;

•	our ability to secure adequate insurance;

•	local conditions such as an oversupply of space or a reduction in demand for real estate in the area;

•	competition from other available space;

•	whether tenants and users such as customers of our tenants consider a property attractive;

•	the financial condition of our tenants, including the extent of tenant bankruptcies or defaults;

•	whether we are able to pass some or all of any increased operating costs through to tenants;

•	how well we manage our properties;

•	fluctuations in interest rates;

•	changes in real estate taxes and other expenses;

•	changes in market rental rates;

•	the timing and costs associated with property improvements and rentals;

•	changes in taxation or zoning laws;

•	government regulation;

•	our failure to continue to qualify as a real estate investment trust;

•	availability of financing on acceptable terms or at all;

•	potential liability under environmental or other laws or regulations; and

•	general competitive factors.
The rents we receive and the occupancy levels at our properties may decline as a result of adverse changes in any of these factors. If our rental revenues decline, we generally would expect to have less cash available to pay our indebtedness and distribute to our shareholders. In addition, some of our unreimbursed costs of owning real estate may not decline when the related rents decline.
There are risks associated with owning and leasing real estate
Although our lease terms obligate the tenants to bear substantially all of the costs of operating the properties, investing in real estate involves a number of risks, including:
•	The risk that tenants will not perform under their leases, reducing our income from the leases or requiring us to assume the cost of performing obligations (such as taxes, insurance and maintenance) that are the tenant’s responsibility under the lease

•	The risk that changes in economic conditions or real estate markets may adversely affect the value of our properties

•	The risk that local conditions could adversely affect the value of our properties

•	We may not always be able to lease properties at favorable rates

•	We may not always be able to sell a property when we desire to do so at a favorable price

•	Changes in tax, zoning or other laws could make properties less attractive or less profitable
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
Some potential losses are not covered by insurance
Our leases require the tenants to carry comprehensive liability, casualty, workers’ compensation, extended coverage and rental loss insurance on our properties. We believe the required coverage is of the type, and amount, customarily obtained by an owner of similar properties. We believe all of our properties are adequately insured. However, there are some types of losses, such as catastrophic acts of nature, for which we or our tenants cannot obtain insurance at an acceptable cost. If there is an uninsured loss or a loss in excess of insurance limits, we could lose both the revenues generated by the affected property and the capital we have invested in the property. We would, however, remain obligated to repay any mortgage indebtedness or other obligations related to the property. Since September 11, 2001, the cost of insurance protection against terrorist acts has risen dramatically. There can be no assurance our tenants will be able to obtain terrorism insurance coverage, or that any coverage they do obtain will adequately protect our properties against loss from terrorist attack.
Joint ventures may limit flexibility with jointly owned investments
We may continue to acquire or develop properties in joint ventures with third parties when those transactions appear desirable. We would not own the entire interest in any property acquired by a joint venture. Major decisions regarding a joint venture property may require the consent of our partner. If we have a dispute with a joint venture partner, we may feel it necessary or become obligated to acquire the partner’s interest in the venture. However, we cannot ensure that the price we would have to pay or the timing of the acquisition would be favorable to us. If we own less than a 50% interest in any joint venture, or if the venture is jointly controlled, the assets and financial results of the joint venture may not be reportable by us on a consolidated basis. To the extent we have commitments to, or on behalf of, or are dependent on, any such “off-balance sheet” arrangements, or if those arrangements or their properties or leases are subject to material contingencies, our liquidity, financial condition and operating results could be adversely affected by those commitments or off-balance sheet arrangements.
Our multi-tenant properties expose us to additional risks
Our entertainment retail centers in Westminster, Colorado, New Rochelle, New York, Burbank, California and Ontario, Canada, and similar properties we may seek to acquire or develop in the future, involve risks not typically encountered in the purchase and lease-back of megaplex theatres which are operated by a single tenant. The ownership or development of multi-tenant retail centers could expose us to the risk that a sufficient number of suitable tenants may not be found to enable the center to operate profitably and provide a return to us. Retail centers are also subject to tenant turnover and fluctuations in occupancy rates, which could affect our operating results. Multi-tenant retail centers also expose us to the risk of potential “CAM slippage,” which may occur when CAM fees paid by tenants are exceeded by the actual cost of taxes, insurance and maintenance at the property.
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
•	As owner we may have to pay for property damage and for investigation and clean-up costs incurred in connection with the contamination

•	The law may impose clean-up responsibility and liability regardless of whether the owner or operator knew of or caused the contamination

•	Even if more than one person is responsible for the contamination, each person who shares legal liability under environmental laws may be held responsible for all of the clean-up costs

•	Governmental entities and third parties may sue the owner or operator of a contaminated site for damages and costs
These costs could be substantial and in extreme cases could exceed the value of the contaminated property. The presence of hazardous substances or petroleum products or the failure to properly remediate contamination may adversely affect our ability to borrow against, sell or lease an affected property. In addition, some environmental laws create liens on contaminated sites in favor of the government for damages and costs it incurs in connection with a contamination. Most of our loan agreements require the Company or a subsidiary to indemnify the lender against environmental liabilities. Our leases require the tenants to operate the properties in compliance with environmental laws and to indemnify us against environmental liability arising from the operation of the properties. We believe all of our properties are in material compliance with environmental laws. However, we could be subject to strict liability under environmental laws because we own the properties. There is also a risk that tenants may not satisfy their environmental compliance and indemnification obligations under the leases. Any of these events could substantially increase our cost of operations, require us to fund environmental indemnities in favor of our lenders, limit the amount we could borrow under our unsecured revolving credit facility, and reduce our ability to service our debt and pay dividends to shareholders.
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

There are risks in owning assets outside the United States
Our properties in Canada and the property securing our Canadian mortgage financing are subject to the risks normally associated with international operations. The rentals under our Canadian leases, the debt service on our Canadian mortgage financing and the payments to be received on our Canadian mortgage receivable are payable or collectible (as applicable) in Canadian dollars, which could expose us to losses resulting from fluctuations in exchange rates to the extent we have not hedged our position. Canadian real estate and tax laws are complex and subject to change, and we cannot assure you we will always be in compliance with those laws or that compliance will not expose us to additional expense. We may also be subject to fluctuations in Canadian real estate values or markets or the Canadian economy as a whole, which may adversely affect our Canadian investments.
There are risks in owning or financing properties for which the tenant’s or mortgagor’s operations may be impacted by weather conditions
We have acquired and financed ski resorts and may continue to do so in the future. The operator of these properties, our tenant or mortgagor, is dependent upon the operation of its ski resorts to pay its rents and service its loans. The ski resort operator’s ability to attract visitors is influenced by weather conditions and the amount of snowfall during the ski season. Adverse weather conditions may discourage visitors from participating in outdoor activities. In addition, unseasonably warm weather may result in inadequate natural snowfall, which increases the cost of snowmaking, and could render snowmaking wholly or partially ineffective in maintaining quality skiing conditions. Excessive natural snowfall may materially increase the costs incurred for grooming trails and may also make it difficult for visitors to obtain access to the ski resorts. Prolonged periods of adverse weather conditions, or the occurrence of such conditions during peak visitation periods, could have a material adverse effect on the operator’s financial results and could impair the ability of the operator to make rental payments or service our loans.
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
•	A staggered Board of Trustees that can be increased in number without shareholder approval

•	A limit on beneficial ownership of our shares, which acts as a defense against a hostile takeover or acquisition of a significant or controlling interest, in addition to preserving our REIT status

•	The ability of the Board of Trustees to issue preferred or common shares, to reclassify preferred or common shares, and to increase the amount of our authorized preferred or common shares, without shareholder approval

•	Limits on the ability of shareholders to remove trustees without cause

•	Requirements for advance notice of shareholder proposals at annual shareholder meetings

•	Provisions of Maryland law restricting business combinations and control share acquisitions not approved by the Board of Trustees

•	Provisions of Maryland law protecting corporations (and by extension REITs) against unsolicited takeovers by limiting the duties of the trustees in unsolicited takeover situations

•	Provisions in Maryland law providing that the trustees are not subject to any higher duty or greater scrutiny than that applied to any other director under Maryland law in transactions relating to the acquisition or potential acquisition of control

•	Provisions of Maryland law creating a statutory presumption that an act of the trustees satisfies the applicable standards of conduct for trustees under Maryland law

•	Provisions in loan or joint venture agreements putting the Company in default upon a change in control

•	Provisions of employment agreements with our officers calling for share purchase loan forgiveness (under certain conditions), severance compensation and vesting of equity compensation upon a change in control
Any or all of these provisions could delay or prevent a change in control of the Company, even if the change was in our shareholders’ interest or offered a greater return to our shareholders.
We may change our policies without obtaining the approval of our shareholders
Our operating and financial policies, including our policies with respect to acquisitions of real estate or other companies, growth, operations, indebtedness, capitalization and dividends, are exclusively determined by our Board of Trustees. Accordingly, our shareholders do not control these policies.
Dilution could affect the value of our shares
Our future growth will depend in part on our ability to raise additional capital. If we raise additional capital through the issuance of equity securities, the interests of holders of our common shares could be diluted. Likewise, our Board of Trustees is authorized to cause us to issue preferred shares in one or more series, the holders of which would be entitled to dividends and voting and other rights as our Board of Trustees determines, and which could be senior to or convertible into our common shares. Accordingly, an issuance by us of preferred shares could be dilutive to or otherwise adversely affect the interests of holders of our common shares. Our Series C preferred shares are convertible, at each of the holder’s option, into our common shares at an initial conversion rate of 0.3504 common shares per $25.00 liquidation preference, which is equivalent to an initial conversion price of approximately $71.34 per common share (subject to adjustment in certain events). Depending upon the number of Series C preferred shares being converted at one time, a conversion of Series C preferred shares could be dilutive to or otherwise adversely affect the interests of holders of our common shares.

Changes in foreign currency exchange rates may have an impact on the value of our shares
The functional currency for our Canadian operations and mortgage note receivable is the Canadian dollar. As a result, our future earnings could be affected by fluctuations in the exchange rate between U.S. and Canadian dollars, which in turn could affect our share price. We have attempted to mitigate our exposure to Canadian currency exchange risk by having both our Canadian lease rentals and the debt service on our Canadian mortgage financing payable in the same currency. We also from time to time enter into foreign currency exchange contracts to hedge our exposure to exchange rate fluctuations. Foreign currency derivatives are subject to future risk of loss. We do not engage in purchasing foreign exchange contracts for speculative purposes.
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
Item 1B. Unresolved Staff Comments
There are no unresolved comments from the staff of the SEC required to be disclosed herein as of the date of this Annual Report on Form 10-K.

Item 2. Properties
As of December 31, 2006, our real estate portfolio consisted of 75 megaplex theatre properties and various restaurant, retail and other properties located in 25 states and Ontario, Canada. Except as otherwise noted, all of the real estate investments listed below are owned or ground leased directly by us. The following table lists our properties, their locations, acquisition dates, number of theatre screens, number of seats, gross square footage, and the tenant.

		Acquisition			Building
Property	Location	date	Screens	Seats	(gross sq. ft)	Tenant
Megaplex Theatre Properties:
Grand 24 (3)	Dallas, TX	11/97	24	5,067	98,175	AMC
Mission Valley 20 (1) (3)	San Diego, CA	11/97	20	4,361	84,352	AMC
Promenade 16 (3)	Los Angeles, CA	11/97	16	2,860	129,822	AMC
Ontario Mills 30 (3)	Los Angeles, CA	11/97	30	5,469	131,534	AMC
Lennox 24 (1) (3)	Columbus, OH	11/97	24	4,412	98,261	AMC
West Olive 16 (3)	St. Louis, MO	11/97	16	2,817	60,418	AMC
Studio 30 (3)	Houston, TX	11/97	30	6,032	136,154	AMC
Huebner Oaks 24 (3)	San Antonio, TX	11/97	24	4,400	96,004	AMC
First Colony 24 (1) (9)	Houston, TX	11/97	24	5,098	107,690	AMC
Oakview 24 (10) (9)	Omaha, NE	11/97	24	5,098	107,402	AMC
Leawood Town Center 20 (9)	Leawood, KS	2/98	20	2,995	75,224	AMC
Gulf Pointe 30 (2) (9)	Houston, TX	3/98	30	6,008	130,891	AMC
South Barrington 30 (9)	Chicago, IL	3/98	30	6,210	130,891	AMC
Cantera 30 (2) (5)	Chicago, IL	4/98	30	6,210	130,757	AMC
Mesquite 30 (2) (9)	Dallas, TX	6/98	30	6,008	130,891	AMC
Hampton Town Center 24 (9)	Norfolk, VA	8/98	24	5,098	107,396	AMC
Raleigh Grand 16 (4)	Raleigh, NC	8/98	16	2,596	51,450	Consolidated
Pompano 18 (4)	Pompano Beach, FL	11/98	18	3,424	73,637	Muvico
Paradise 24 (23)	Davie, FL	12/98	24	4,180	96,497	Muvico
Boise Stadium (1) (4)	Boise, ID	12/98	21	4,734	140,300	Regal
Aliso Veijo Stadium 20 (22)	Los Angeles, CA	12/98	20	4,352	98,557	Regal
Westminster 24 (7)	Westminster, CO	6/99	24	4,812	107,000	AMC
Woodridge 18 (2) (10)	Woodridge, IL	6/99	18	4,384	84,206	AMC
Tampa Starlight 20 (10)	Tampa, FL	1/00	20	3,928	84,000	Muvico
Palm Promenade 24 (10)	San Diego, CA	1/00	24	4,586	88,610	AMC
Cary Crossroads 20 (10)	Cary, NC	3/02	20	3,936	77,475	Consolidated
Elmwood Palace 20 (10)	New Orleans, LA	3/02	20	4,357	90,391	AMC
Hammond Palace 10 (10)	New Orleans, LA	3/02	10	1,531	39,850	AMC
Houma Palace 10 (10)	New Orleans, LA	3/02	10	1,871	44,450	AMC
Westbank Palace 16 (10)	New Orleans, LA	3/02	16	3,176	71,607	AMC
Clearview Palace 12 (1)(10)	New Orleans, LA	3/02	12	2,495	70,000	AMC
Olathe Studio 30 (10)	Olathe, KS	6/02	30	5,731	113,108	AMC
Forum 30 (10)	Sterling Heights, MI	6/02	30	5,041	107,712	AMC
Cherrydale 16 (10)	Greenville, SC	6/02	16	2,744	51,450	Consolidated
Livonia 20 (10)	Detroit, MI	8/02	20	3,808	75,106	AMC
Hoffman Town Centre 22 (1)(10)	Alexandria, VA	10/02	22	4,150	132,903	AMC
Colonel Glenn 18 (4)	Little Rock, AR	12/02	18	4,122	79,330	Rave
AmStar Cinema 16 (17)	Macon, GA	3/03	16	2,950	55,000	AmStar

Subtotal Megpaplex Theatres, carried over to page 21			821	161,051	3,588,501

		Acquisition			Building
Property	Location	date	Screens	Seats	(gross sq. ft)	Tenant
Megaplex Theatre Properties:
Subtotal from page 20	n/a	n/a	821	161,051	3,588,501	n/a
Star Southfield 20 (9)	Southfield, MI	5/03	20	7,000	110,000	AMC
Southwind 12 (9)	Lawrence, KS	6/03	12	2,481	42,497	Wallace
Veterans 24 (11)	Tampa, FL	6/03	24	4,580	94,774	AMC
New Roc City 18 and IMAX (12)	New Rochelle, NY	10/03	18	3,400	103,000	Regal
Harbour View Grande 16 (9)	Suffolk, VA	11/03	16	3,036	61,500	Consolidated
Columbiana Grande 14 (14)	Columbia, SC	11/03	14	3,000	55,400	Consolidated
The Grande 18 (9)	Hialeah, FL	12/03	18	4,900	77,400	Cobb
Mississauga 16 (8)	Toronto, ON	3/04	16	3,856	95,000	AMC
Oakville 24 (8)	Toronto, ON	3/04	24	4,772	89,290	AMC
Whitby 24 (8)	Toronto, ON	3/04	24	4,688	89,290	AMC
Kanata 24 (8)	Ottawa, ON	3/04	24	4,764	89,290	AMC
Mesa Grand 24 (21)	Phoenix, AZ	3/04	24	4,530	94,774	AMC
Deer Valley 30 (4)	Phoenix, AZ	3/04	30	5,877	113,768	AMC
Hamilton 24 (4)	Hamilton, NJ	3/04	24	4,268	95,466	AMC
Grand Prairie 18 (9)	Peoria, IL	7/04	18	4,063	82,330	Rave
Lafayette Grand 16 (1) (18)	Lafayette, LA	7/04	16	2,744	61,579	Southern
Northeast Mall 18 (20)	Hurst, TX	11/04	18	3,886	98,250	Rave
The Grand D’Iberville 14	Biloxi, MS	12/04	14	2,400	48,000	Southern
Avenue 16 (9)	Melbourne, FL	12/04	16	3,600	75,850	Rave
Mayfaire Cinema 16 (15)	Wilmington, NC	2/05	16	3,050	57,338	Consolidated
East Ridge 18 (9)	Chattanooga, TN	3/05	18	4,133	82,330	Rave
Burbank 16 (13)	Burbank, CA	3/05	16	4,232	86,551	AMC
ShowPlace 12 (9)	Indianapolis, IN	6/05	12	2,200	45,700	Kerasotes
The Grand Theatre 14 (9)	Conroe, TX	6/05	14	2,400	45,000	Southern
The Grand Theatre 14 (9)	Hattiesburg, MS	9/05	14	2,200	46,000	Southern
Auburn Stadium 10 (6)	Auburn, CA	12/05	10	1,573	32,185	Regal
Arroyo Grande 10 (2) (19)	Arroyo Grande, CA	12/05	10	1,714	34,500	Regal
Modesto Stadium 10 (16)	Modesto, CA	12/05	10	1,885	38,873	Regal
Manchester Stadium 16 (1)	Fresno, CA	12/05	16	3,860	80,600	Regal
Firewheel 18 (9)	Garland, TX	3/06	18	3,156	72,252	AMC
Columbia 14 (1) (9)	Coumbia, MD	3/06	14	2,512	77,731	AMC
White Oak Village Cinema 14 (9)	Garner, NC	4/06	14	2,626	50,538	Consolidated
Valley Bend 18 (9)	Huntsville, AL	8/06	18	4,150	90,200	Rave
Grand 18 (1) (9)	Winston Salem, NC	7/06	18	3,496	75,605	Southern
Cityplace 14	Kalamazoo, MI	11/06	14	2,770	70,000	Rave
Bayou 15	Pensacola, FL	12/06	15	3,361	74,700	Rave
Grand Theatre 16 (1)	Slidell, LA	12/06	16	2,750	62,300	Southern

Subtotal Megaplex Theatres			1,454	290,964	6,288,362

		Acquisition			Building
Property	Location	date	Screens	Seats	(gross sq. ft)	Tenant
Retail, Restaurant and Other Properties:
Pompano Kmart	Pompano Beach, FL	11/98	—	—	100,990	Kmart
Hooters Restaurant	Pompano Beach, FL	11/98	—	—	6,227	Hooters Restaurant
On-The-Border	Dallas, TX	1/99	—	—	6,683	Brinkers
Texas Roadhouse	Dallas, TX	1/99	—	—	6,400	TX Roadhouse
Westminster Promenade(9)	Westminster, CO	6/99	—	—	133,477	Multi-Tenant
Bennigan’s	Houston, TX	5/00	—	—	6,575	S & A
Bennigan’s	Dallas, TX	5/00	—	—	6,575	S & A
Texas Land & Cattle	Houston, TX	5/00	—	—	7,733	Tx.C.C., Inc.
Roadhouse Grill	Atlanta, GA	8/00	—	—	6,900	Roadhouse Grill
Cherrydale Shops	Greenville, SC	6/02	—	—	10,000	Multi-Tenant
Johnny Carino’s	Dallas, TX	3/03	—	—	6,200	Kona Rest. Group, Inc.
Star Southfield, Center(9)	Southfield, MI	5/03	—	—	48,478	Multi-Tenant
New Roc City(12)	New Rochelle, NY	10/03	—	—	343,809	Multi-Tenant
Harbour View Station(9)	Suffolk, SC	11/03	—	—	21,416	Multi-Tenant
Whitby Entertainment Centrum(8)	Toronto, ON	3/04	—	—	124,260	Multi-Tenant
Oakville Entertainment Centrum(8)	Toronto, ON	3/04	—	—	118,240	Multi-Tenant
Mississauga Entertainment Centrum(8)	Toronto, ON	3/04	—	—	138,657	Multi-Tenant
Kanata Entertainment Centrum(8)	Ottawa, ON	3/04	—	—	296,512	Multi-Tenant
Vland	Chicago, IL	7/04	—	—	7,500	Vland Warrenville
Stir Crazy	Chicago, IL	9/04	—	—	6,500	Stir Crazy Café
Burbank Village (13)	Burbank, CA	3/05	—	—	35,693	Multi-Tenant
Asahi Sushi Bar	Houston, TX	8/05	—	—	9,000	EBI International, Inc.
Sizzler	Arroyo Grande, CA	12/05	—	—	5,850	Arroyo Grande Sizzler, Inc.
Mad River Mountain (24)	Bellefontaine, OH	11/05	—	—	48,427	Mad River Mountain, Inc.
Havens Wine Cellars (25)	Napa Valley, CA	12/06	—	—	11,960	Billington Imports, Inc.

Subtotal Retail, Restaurant and Other Properties			—	—	1,514,062

Total			1,454	290,964	7,802,424

(1)	Third party ground leased property. Although we are the tenant under the ground leases and have assumed responsibility for performing the obligations thereunder, pursuant to the leases, the theatre tenants are responsible for performing our obligations under the ground leases.

(2)	In addition to the theatre property itself, we have acquired land parcels adjacent to the theatre property, which we have or intend to ground lease or sell to restaurant or other entertainment themed operators.

(3)	Property is included as security for a $105 million mortgage note payable.

(4)	Property is included as security for $79 million in mortgage notes payable.

(5)	Property is included in the Atlantic-EPR I joint venture.

(6)	Property is included as security for a $6.6 million mortgage notes payable.

(7)	Property is included as security for a $18.9 million mortgage note payable.

(8)	Property is included as security for a $97 million mortgage note payable.

(9)	Property is included in the borrowing base for a $235 million unsecured revolving credit facility.

(10)	Property is included as security for $155.5 million in mortgage notes payable.

(11)	Property is included in the Atlantic-EPR II joint venture.

(12)	Property is included as security for a $66 million mortgage note payable and $4 million credit facility.

(13)	Property is included as security for a $36 million mortgage note payable.

(14)	Property is included as security for an $8.3 million mortgage note payable.

(15)	Property is included as security for a $7.9 million mortgage note payable.

(16)	Property is included as security for a $4.9 million mortgage note payable.

(17)	Property is included as security for a $6.6 million mortgage note payable.

(18)	Property is included as security for a $9.3 million mortgage note payable.

(19)	Property is included as security for a $5.1 million mortgage note payable.

(20)	Property is included as security for a $15.0 million mortgage note payable.

(21)	Property is included as security for a $16.0 million mortgage note payable.

(22)	Property is included as security for a $22.0 million mortgage note payable.

(23)	Property is included as security for a $22.0 million mortgage note payable.

(24)	Property also includes approximately 322 acres of land.

(25)	Property also includes approximately 10 acres of land.
As of December 31, 2006, our portfolio of megaplex theatre properties consisted of 6.3 million square feet and was 100% occupied, and our portfolio of retail, restaurant and other properties consisted of 1.5 million square feet and was 95% occupied. The combined portfolio consisted of 7.8 million square feet and was 99% occupied. For the year ended December 31, 2006, approximately 84% of our rental revenue (excluding the lease termination fees) was derived from theatre tenants. The following table sets forth information regarding EPR’s megaplex theatre portfolio as of December 31, 2006 (dollars in thousands). This data does not include the two megaplex theatre properties held by our unconsolidated joint ventures.

Megaplex Theatre Portfolio
		Rental Revenue
	Total	for the Year
	Number of	Ended
	Leases	December 31,	% of Rental
Year	Expiring	2006	Revenue
2007	—	$—	—
2008	—	—	—
2009	—	—	—
2010	8	19,892	14.4%
2011	—	—	—
2012	3	6,292	4.6%
2013	4	13,569	9.9%
2014	—	—	—
2015	—	—	—
2016	2	3,942	2.9%
2017	3	4,891	3.6%
2018	5	11,627	8.4%
2019	7	19,324	14.0%
2020	7	7,929	5.8%
2021	3	5,500	4.0%
2022	9	14,506	10.5%
2023	2	1,987	1.4%
2024	8	13,265	9.6%
2025	7	11,534	8.4%
2026	5	3,435	2.5%
	73	$137,693	100.0%

Our properties are located in 25 states and in the Canadian province of Ontario. The following table sets forth certain state-by-state and Ontario, Canada information regarding our real estate portfolio as of December 31, 2006 (dollars in thousands). This data does not include the two theatre properties held by our unconsolidated joint ventures.

		Rental Revenue
		for the year
		ended
	Building	December 31,	% of Rental
Location	(gross sq. ft)	2006	Revenue
Ontario, Canada	950,731	$23,562	14.1%
California	858,650	22,254	13.3%
Texas	962,837	21,851	13.0%
Florida	568,224	14,113	8.4%
New York	447,000	9,662	5.8%
Michigan	408,018	9,500	5.7%
Louisiana	440,177	8,554	5.1%
Illinois	311,427	8,170	4.9%
Virginia	301,799	7,429	4.4%
North Carolina	312,406	5,888	3.5%
Colorado	247,000	5,088	3.0%
Kansas	230,829	4,799	2.9%
Arizona	208,542	3,914	2.3%
Ohio	146,688	2,633	1.6%
Nebraska	107,402	2,620	1.6%
New Jersey	95,466	2,185	1.3%
Missouri	60,418	2,176	1.3%
South Carolina	138,705	2,126	1.3%
Mississippi	94,000	2,117	1.3%
Idaho	140,300	1,892	1.1%
Arkansas	79,330	1,663	1.0%
Tennessee	82,330	1,633	1.0%
Georgia	61,850	1,288	0.8%
Alabama	90,200	966	0.6%
Maryland	77,731	947	0.6%
Indiana	45,700	663	0.4%

	7,467,760	$167,694	100.0%

Office Location. Our executive office is located in Kansas City, Missouri and is leased from a third party landlord. The office occupies approximately 10,960 square feet with annual rentals of $209,000 and includes annual fixed rent escalations of $.50 per square foot. The lease expires in December, 2009.
Tenants and Leases
Our existing leases on rental property (on a consolidated basis — excluding unconsolidated joint venture properties) provide for aggregate annual rentals of approximately $165 million (not including periodic rent escalations or percentage rent). The megaplex theatre leases have an average remaining base term lease life of approximately 13 years and may be extended for predetermined extension terms at the option of the tenant. The theatre leases are typically triple-net leases that require the tenant to pay substantially all expenses associated with the operation of the properties, including taxes, other governmental charges, insurance, utilities, service, maintenance and any ground lease payments.

Property Acquisitions in 2006
The following table lists the significant rental properties we acquired or developed during 2006:

Development Cost/
Property	Location	Tenant	Purchase Price
Firewheel 18	Garland, TX	AMC	$22.8million
Columbia 14	Columbia, MD	AMC	$12.2million
White Oak Village Cinema 14	Garner, NC	Consolidated	$8.2million
Valley Bend 18	Huntsville, AL	Rave	$18.3million
Grand 18	Winston Salem, NC	Southern	$15.8million
Cityplace 14	Kalamazoo, MI	Rave	$17.3million
Havens Wine Cellars	Napa Valley, CA	Billington Imports, Inc.	$7.0million
Bayou 15	Pensacola, FL	Rave	$20.4million
Grand Theatre 16	Slidell, LA	Southern	$11.5million
Item 3. Legal Proceedings
Other than routine litigation and administrative proceedings arising in the ordinary course of business, we are not presently involved in any litigation nor, to our knowledge, is any litigation threatened against us or our properties, which is reasonably likely to have a material adverse effect on our liquidity or results of operations.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2006.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The following table sets forth, for the quarterly periods indicated, the high and low sales prices per share for our common shares on the New York Stock Exchange (“NYSE”) under the trading symbol “EPR” and the distributions declared.

	Share price		Declared
	High	Low	Distribution
2006:
Fourth quarter	$62.76	$49.70	$0.6875
Third quarter	49.98	42.28	0.6875
Second quarter	43.05	39.08	0.6875
First quarter	44.56	40.60	0.6875

2005:
Fourth quarter	$44.31	$38.68	$0.6250
Third quarter	47.50	42.71	0.6250
Second quarter	46.82	41.15	0.6250
First quarter	44.80	40.44	0.6250
The closing price for our common shares on the NYSE on February 26, 2007 was $67.88 per share.
We declared quarterly distributions to common shareholders aggregating $2.75 per common share in 2006 and $2.50 per common share in 2005.
While we intend to continue paying regular quarterly dividends, future dividend declarations will be at the discretion of the Board of Trustees and will depend on our actual cash flow, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code, debt covenants and other factors the Board of Trustees deems relevant. The actual cash flow available to pay dividends may be affected by a number of factors, including the revenues received from rental properties and mortgage notes, our operating expenses, debt service on our borrowings, the ability of lessees to meet their obligations to us and any unanticipated capital expenditures. Our Series A preferred shares have a fixed dividend rate of 9.50%, our Series B preferred shares have a fixed dividend rate of 7.75% and our Series C preferred shares have a fixed dividend rate of 5.75%.
During the year ended December 31, 2006, the Company did not sell any unregistered securities.
On February 26, 2007, there were approximately 577 holders of record of our outstanding common shares.
Information relating to compensation plans under which equity securities of the Company are authorized for issuance is set forth under Part III, Item 12 of this Annual Report on Form 10-K and such information is incorporated herein by reference.

Issuer Purchases of Equity Securities (1)

Maximum
				Total Number	Number (or
				of Shares	Approximate
				Purchased as	Dollar Value) of
				Part of	Shares that May
				Publicly	Yet Be
	Total Number		Average	Announced	Purchased
	of Shares		Price Paid	Plans or	Under the Plans
Period	Purchased		Per Share	Programs	or Programs
January 1 through January 31, 2006 common stock, Series 1	21,308	(2)	$43.14	—	$—
August 1 through August 31, 2006 common stock, Series 1	5,037	(3)	45.89	—	—

Total	26,345		$43.66	—	$—

(1)	Only the months listed in the table were ones during which repurchases were made during 2006.

(2)	The repurchase of equity securities during January of 2006 was completed in conjunction with the vesting of employee restricted shares. These repurchases were not made pursuant to a publicly announced plan or program.

(3)	The repurchase of equity securities during August of 2006 was completed in conjunction with employee stock option exercises. These repurchases were not made pursuant to a publicly announced plan or program.
As a company with shares listed on the NYSE, we are required to comply with the corporate governance rules of the NYSE. Our CEO is required to certify to the NYSE that we are in compliance with the governance rules not later than 30 days after the date of each annual shareholder meeting. Our CEO complied with this requirement in 2006. We also filed with the SEC as exhibits to our annual report on Form 10-K for the year ended December 31, 2005 the certifications of our CEO and CFO required under Sections 302 and 906 of the Sarbanes-Oxley Act.

Item 6. Selected Financial Data
Operating statement data
(Dollars in thousands except per share data)

	Year ended December 31,
	2006	2005	2004	2003	2002
Rental revenue	$167,694	145,227	124,423	89,965	71,610
Other income	3,631	3,517	557	1,195	—
Mortgage financing interest	9,540	3,560	—	—	—
Property operating expense, net of tenant reimbursements	4,413	3,680	2,322	698	201
Other operating expense	3,486	2,985	—	—	—
General and administrative expense	12,515	7,249	6,093	4,785	3,341
Costs associated with loan refinancing	673	—	1,134	—	—
Interest expense, net	47,438	42,427	38,054	30,570	24,475
Depreciation and amortization	31,155	27,597	23,365	16,359	12,862

Income before gain on sale of land, income from joint ventures and minority interests	81,185	68,366	54,012	38,748	30,731
Gain on sale of land	345	—	—	—	202
Equity in income from joint ventures	759	728	654	401	1,421
Minority interests	—	(34)	(953)	(1,555)	(1,195)
Preferred dividend requirements	(11,857)	(11,353)	(5,463)	(5,463)	(3,225)

Net income available to common shareholders	$70,432	57,707	48,250	32,131	27,934

Net income per common share:
Basic	$2.69	2.31	2.12	1.81	1.66
Diluted	2.65	2.26	2.07	1.77	1.64

Weighted average number of common shares outstanding:
Basic	26,147	25,019	22,721	17,780	16,791
Diluted	26,627	25,504	23,664	19,051	17,762

Cash dividends declared per common share	$2.75	2.50	2.25	2.00	1.90
Balance sheet data
(Dollars in thousands)

			December 31,
	2006	2005	2004	2003	2002
Net real estate investments	$1,415,175	1,303,758	1,144,553	900,096	692,922
Mortgage note and related accrued interest receivable	76,093	44,067	—	—	—
Total assets	1,571,279	1,414,165	1,213,448	965,918	730,387
Common dividends payable	18,204	15,770	14,097	9,829	8,162
Preferred dividends payable	3,110	2,916	1,366	1,366	1,366
Long-term debt	675,305	714,591	592,892	506,555	346,617
Total liabilities	714,123	742,509	620,059	521,509	361,834
Minority interests	4,474	5,235	6,049	21,630	15,375
Shareholders’ equity	852,682	666,421	587,340	422,779	353,178

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Annual Report on Form 10-K. The forward-looking statements included in this discussion and elsewhere in this Annual Report on Form 10-K involve risks and uncertainties, including anticipated financial performance, business prospects, industry trends, shareholder returns, performance of leases by tenants and other matters, which reflect management’s best judgment based on factors currently known. See “Forward Looking Statements.” Actual results and experience could differ materially from the anticipated results and other expectations expressed in our forward-looking statements as a result of a number of factors, including but not limited to those discussed in this Item and in Item 1A, “Risk Factors.”
Overview
Our primary business strategy is to purchase real estate (land, buildings and other improvements) that we lease to operators of destination-based entertainment and entertainment-related properties. As of December 31, 2006, we had invested approximately $1.5 billion (before accumulated depreciation) in 75 megaplex theatre properties and various restaurant, retail, entertainment, destination recreational and specialty properties located in 25 states and Ontario, Canada. As of December 31, 2006, we had invested approximately $19.3 million in development land and construction in progress for real-estate development. Also, as of December 31, 2006, we had invested approximately US $60.0 million (including accrued interest) in mortgage financing for the development of a new entertainment retail center located in downtown Toronto, Ontario, Canada, $8.1 million (including accrued interest) in mortgage financing for the Crotched Mountain Ski Resort located in Bennington, New Hampshire and $8.1 million in mortgage financing (including accrued interest) for the development of a megaplex theatre property in Louisiana.
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
We incur general and administrative expenses including compensation expense for our executive officers and other employees, professional fees and various expenses incurred in the process of identifying, evaluating, acquiring and financing additional properties. We are self-administered and managed by our trustees and executive officers. Our primary non-cash expense is the depreciation of our properties. We depreciate buildings and improvements on our properties over a five-year to 40-year period for tax purposes and financial reporting purposes.
Our property acquisitions and development financing commitments are financed by cash from operations, borrowings under our unsecured revolving credit facility, long-term mortgage debt and the sale of equity securities. It has been our strategy to structure leases and financings to ensure a positive spread between our cost of capital and the rentals paid by our tenants. We have primarily acquired or developed new properties that are pre-leased to a single tenant or multi-tenant properties that have a high occupancy rate. We do not typically develop or acquire properties on a speculative basis or that are not significantly pre-leased. As of December 31, 2006, we have also entered into three joint ventures formed to own and lease single properties, and have provided mortgage note financing as described above. We intend to continue entering into some or all of these types of arrangements in the foreseeable future.

Our primary challenges have been locating suitable properties, negotiating favorable lease and financing terms, and managing our portfolio as we have continued to grow. Because of our emphasis on the entertainment and entertainment-related sector of the real estate industry and the knowledge and industry relationships of our management, we have enjoyed favorable opportunities to acquire, finance and lease properties. We believe those opportunities will continue during 2007.
Our business is subject to a number of risks and uncertainties, including those described in “Risk Factors” in Item 1A of this report.
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
Real Estate Useful Lives
We are required to make subjective assessments as to the useful lives of our properties for the purpose of determining the amount of depreciation to reflect on an annual basis with respect to those properties. These assessments have a direct impact on our net income. Depreciation and amortization are provided on the straight-line method over the useful lives of the assets, as follows:

Buildings	40 years
Tenant improvements	Base term of
lease or useful
life, whichever
is shorter
Furniture, fixtures and equipment	3 to 25 years
Impairment of Real Estate Values
We are required to make subjective assessments as to whether there are impairments in the value of our rental properties. These estimates of impairment may have a direct impact on our consolidated financial statements.
We apply the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We assess the carrying value of our rental properties whenever events or changes in circumstances indicate that the carrying amount of a property may not be recoverable. Certain factors that may occur and indicate that impairments may exist include, but are not limited to: underperformance relative to projected future operating results, tenant difficulties and significant adverse industry or market economic trends. No such indicators existed during 2006. If an indicator of possible impairment exists, a property is evaluated for impairment by comparing the carrying amount of the property to the estimated undiscounted future cash flows expected to be generated by the property. If the carrying amount of a property exceeds its estimated future cash flows on an undiscounted basis, an impairment charge is recognized in the amount by which the carrying amount of the property exceeds the fair value of the property. Management estimates fair value of our rental properties based on projected discounted cash flows using a discount rate determined by management to be commensurate with the risk inherent in the Company. Management did not record any impairment charges for 2006.
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
Allowance for Doubtful Accounts
Management makes quarterly estimates of the collectibility of its accounts and notes receivable related to base rents, tenant escalations (straight-line rents) and reimbursements, interest income, note principal and other revenue or income. Management specifically analyzes trends in accounts and notes receivable, historical bad debts, customer credit worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of its allowance for doubtful accounts. In addition, when customers are in bankruptcy, management makes estimates of the expected recovery of pre-petition administrative and damage claims. These estimates have a direct impact on our net income.
Recent Developments
Following are our significant developments during the year ended December 31, 2006:
Credit Facility
On January 31, 2006, we amended and restated our secured revolving credit facility to increase the size of the facility to $200 million from $150 million and reduce the interest rate charged on the facility from rates ranging from LIBOR plus 175 to 250 basis points to LIBOR plus 130 to 175 basis points. The facility was also converted from a secured to an unsecured facility. The unsecured revolving credit facility has a three year term expiring in 2009 with a one year extension available at our option. As a result of this amendment and restatement, we expensed certain unamortized financing costs, totaling approximately $673 thousand, in the first quarter of 2006. On June 6, 2006 the size of the facility was increased to $235 million from $200 million with no modification to the terms and conditions of the credit agreement.
Debt Financing
On February 10, 2006, we paid off approximately $109 million in mortgage notes payable that had matured using funds from related debt service escrow deposits, borrowings under our amended and restated unsecured revolving credit facility and approximately $44 million in proceeds from the refinancing of two of the theatres originally included as security for those mortgage notes payable. The new mortgage loans bear interest at 5.84%, mature on March 6, 2016 and require monthly principal and interest payments totaling $279 thousand with a final principal payment at maturity totaling $33.9 million.

On May 22, 2006, we obtained two non-recourse mortgage loans totaling $31.0 million. The proceeds of these loans were used to pay down our unsecured revolving credit facility. These mortgages are each secured by one theatre property located in Hurst, Texas and one theatre property in Mesa, Arizona. The mortgage loans bear interest at 6.3715%, mature on June 1, 2016 and require monthly principal and interest payments totaling $207 thousand with final principal payments at maturity totaling $24.4 million.
On September 12 and September 14, 2006, we obtained four non-recourse mortgage loans totaling $27.8 million. The proceeds of these loans were used to pay down our unsecured revolving credit facility. These mortgages are secured by two theatre properties located in California and one each in South Carolina and North Carolina. The mortgage loans bear interest at 6.099%, mature on October 1, 2016 and require monthly principal and interest payments totaling $180 thousand with final principal payments at maturity totaling $21.7 million.
On September 29, 2006, we obtained three non-recourse mortgage loans totaling $20.9 million. The proceeds of these loans were used to pay down our unsecured revolving credit facility. These mortgages are secured by three theatre properties located in Georgia, California and Louisiana. The mortgage loans bear interest at 6.02%, mature on October 6, 2016 and require monthly principal and interest payments totaling $135 thousand with final principal payments at maturity totaling $16.2 million.
Equity Offerings
On February 8, 2006, we issued 1.0 million common shares at $41.25 per share in a registered public offering. The underwriter of this offering subsequently exercised an option to purchase an additional 150,000 common shares at $41.25 per share which closed on February 15, 2006. Total net proceeds after expenses were approximately $46.2 million, and were used to pay down our unsecured revolving credit facility, pending application for general corporate purposes, including the acquisition, development and financing of properties.
On December 22, 2006, we issued 5.4 million 5.75% Series C cumulative convertible preferred shares at $24.50 per share in a registered public offering. Total net proceeds after expenses were approximately $130.8 million, and were used to pay down our unsecured revolving credit facility, pending application for general corporate purposes, including the acquisition, development and financing of properties.
Investments
On March 3, 2006, we invested an additional $8.7 million Canadian (U.S. $7.7 million) in the secured mortgage construction loan to Metropolis Limited Partnership (the Partnership) and the original mortgage note was amended and restated. No principal or interest payments on the mortgage note receivable are now due prior to May 31, 2008. In addition, the Option Date (as defined in the loan agreement) was changed to May 31, 2008 and the Partnership’s extension right was reduced from 12 months to 6 months such that the outside Option Date remains November 30, 2008. The additional $8.7 million Canadian bears interest at 15% and has a stated maturity of February 9, 2011. Interest is payable monthly beginning in June 2008. We received a loan origination fee at closing of $400 thousand Canadian which is being amortized as additional mortgage financing interest income over the term of the loan. All other terms of the mortgage note remain unchanged. (For further information, see Note 15 to the consolidated financial statements in this Annual Report on Form 10-K).
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
On December 13, 2006, we purchased a ten acre vineyard and winery facility in Napa Valley, California, and simultaneously leased this property to a wholly-owned subsidiary of Billington Imports, Inc. The acquisition price for the property was approximately $7.0 million and it is leased under a long-term triple-net lease.
On December 28, 2006, we completed the acquisition of a megaplex theatre property in Pensacola, Florida. The Bayou 15 is operated by Rave Motion Pictures and was acquired for a total cost (including land and building) of approximately $20.4 million. This theatre is leased under a long-term triple-net lease.
During the quarter ended December 31, 2006, we provided a secured construction mortgage loan of $8.0 million to Boardwalk Ventures, LLC, Grand Slidell, LLC and Esplanade Theatres, LLC. The funds from this loan are being used to construct a megaplex theatre property in Louisiana. This loan is secured by the property under development and guaranteed by VSS-Southern Theatres, LLC, which will operate the property at completion. The loan has a maturity date of November 9, 2007 and monthly interest payments are made by the borrower. The unpaid principal balance bears interest at LIBOR plus 3.5%.
During the year ended December 31, 2006, we completed development of four megaplex theatre properties located in North Carolina, Michigan and Louisiana. The White Oak Village Cinema 14 in Garner, North Carolina is operated by Consolidated Theatres and was completed for a total development cost (including land and building) of approximately $8.2 million. The Grand 18 in Winston-Salem, North

Carolina is operated by Southern Theatres and was completed for a total development cost (including land and building) of approximately $15.8 million. The Cityplace 14 in Kalamazoo, Michigan is operated by Rave Motion Pictures and was completed for a total development cost (including land and building) of approximately $17.3 million. The Grand Theatre 16 in Slidell, Louisiana is operated by Southern Theatres and was completed for a total development cost of approximately $11.5 million (the land at Slidell is subject to a third party ground lease). These theatres are leased under long-term triple-net leases.
As of December 31, 2006, we had two theatre development projects under construction for which we have agreed to finance the development costs. The properties have been pre-leased to the prospective tenants under long-term triple-net leases. These theatres are expected to have a total of 32 screens and their development costs (including land) are expected to be approximately $28.8 million. Through December 31, 2006, we have invested $12.0 million in these projects (including land), and have commitments to fund approximately $16.8 million of additional improvements. Development costs are advanced by us in periodic draws. If we determine that construction is not being completed in accordance with the terms of the development agreement, we can discontinue funding construction draws.
Results of Operations
Year ended December 31, 2006 compared to year ended December 31, 2005
Rental revenue was $167.7 million for the year ended December 31, 2006, compared to $145.2 million for the year ended December 31, 2005. The $22.5 million increase resulted primarily from the property acquisitions and developments completed in 2005 and 2006, base rent increases on existing properties and the recognition of a lease termination fee of $4.0 million related to the termination of our lease with the previous tenant of our theatre in Hialeah, Florida. This property has been leased to a new tenant. No termination fees were recognized during the year ended December 31, 2005. Percentage rents of $1.6 million and $1.9 million were recognized during 2006 and 2005, respectively. Straight-line rents of $3.9 and $2.2 million were recognized during 2006 and 2005, respectively. As of December 31, 2006 and 2005, the receivable for straight-line rents was $16.4 million and $4.7 million, respectively. As further described in Note 19 to the consolidated financial statements in this Annual Report on Form 10-K, the Company adopted Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”) effective January 1, 2006. The adjustments made in conjunction with our implementation of SAB 108 resulted in an increase of approximately $1.4 million in straight-line rental revenues for the year ended December 31, 2006 and an increase in the net receivable for straight-line rents of $9.0 million at December 31, 2006.
Tenant reimbursements totaled $14.6 million for the year ended December 31, 2006 compared to $12.5 million for the year ended December 31, 2005. These tenant reimbursements arise from the operations of our retail centers. The $2.1 million increase is due to a $0.7 million increase at our retail center in Burbank, California which was acquired on March 31, 2005, and the remainder of the increase is due to increases in tenant reimbursement rates primarily at our retail centers in Ontario, Canada, which resulted in an increase in tenant reimbursements of $1.1 million.
Other income was $3.6 million for the year ended December 31, 2006 compared to $3.5 million for the year ended December 31, 2005. The increase of $0.1 million is due to the following:
•	An increase of $0.5 million in revenues from a restaurant in Southfield, Michigan opened in September 2005 and previously operated through a wholly-owned taxable REIT subsidiary. As discussed in the “Recent Developments” section in this Annual Report on Form 10-K, the restaurant in Southfield, Michigan was closed during the third quarter of 2006 and the space was leased to an unrelated restaurant tenant.

•	An increase of $0.4 million related to the recognition of a gain for the year ended December 31, 2006 resulting from an insurance claim. As a result of the hurricane events of October 2005, one non triple-net retail property in Pompano Beach, Florida suffered significant damage to its roof. The insurance company reimbursed us for the replacement of the roof less our deductible in January 2007.

•	A decrease of $0.2 million in revenues from our family bowling center in Westminster, Colorado which is operated through a wholly-owned taxable REIT subsidiary.

•	Development fees of $0.6 million were received in the year ended December 31, 2005 and no development fees were received in the year ended December 31, 2006.
Mortgage financing interest for the year ended December 31, 2006 was $9.5 million compared to $3.6 million for the year ended December 31, 2005 and related to interest income from mortgage financing for the development of an entertainment retail center in Canada, mortgage financing for a ski resort in Bennington, New Hampshire and mortgage financing for the development of a megaplex theatre in Louisiana in June of 2005, March of 2006 and November of 2006, respectively (described in Note 15 to the consolidated financial statements in this Annual Report on Form 10-K and in “Recent Developments” above).
Our property operating expense totaled $19.0 million for the year ended December 31, 2006 compared to $16.2 million for the year ended December 31, 2005. These property operating expenses arise from the operations of our retail centers. The $2.8 million increase is due to increases in property taxes, bad debt expense and other property operating expenses at certain of these properties. The property operating expenses at our Burbank, California retail center, which was acquired on March 31, 2005, increased by $1.1 million of which $0.3 million was incurred in the second quarter of 2006 in conjunction with the early termination of a property management agreement covering this center. The property operating expenses at our Ontario, Canada retail centers increased by $1.4 million primarily due to increases in property taxes. Additionally, bad debt expense increased by $0.4 million during 2006.
Other operating expense totaled $3.5 million for the year ended December 31, 2006 compared to $3.0 million for the year ended December 31, 2005. The increase of $0.5 million primarily relates to expenses from a restaurant in Southfield, Michigan opened in September 2005, and previously operated through a wholly-owned taxable REIT subsidiary. As discussed in the “Recent Developments” section in this Annual Report on Form 10-K, the restaurant in Southfield Michigan was closed during the third quarter of 2006 and the space was leased to an unrelated restaurant tenant.
Our general and administrative expense totaled $12.5 million for the year ended December 31, 2006 compared to $7.3 million for the year ended December 31, 2005. This increase primarily resulted from share-based compensation expense, which we account for in accordance with SFAS 123R, Share Based Payment. In 2006, we changed how we account for restricted stock bonus awards issued pursuant to our Annual Incentive Plan. As further described in Note 2 to the consolidated financial statements in this Annual Report on Form 10-K, during the year ended December 31, 2006, we expensed $1.7 million of unvested restricted stock awards that related to bonus awards from prior years. This adjustment was made because the employees who received the awards could have elected to receive cash instead of restricted shares at the time in which they elected to receive their bonuses in restricted shares. Additionally, as further described in Note 18 to the consolidated financial statements in this Annual Report on Form 10-K, during the year ended December 31, 2006, we recognized an expense of $1.4 million related to the retirement of one of our executives. This amount represented the fair value of the executive’s unvested share options and restricted shares at his retirement date of June 30, 2006. The remainder of the increase is due primarily to payroll and related expenses attributable to increases in base and incentive compensation, additional employees, certain employee benefits and grants of restricted shares to management, as well as increases in franchise taxes and professional fees.
Costs associated with loan refinancing for the year ended December 31, 2006 were $0.7 million. These costs related to the amendment and restatement of our revolving credit facility and consisted of the write-off of $0.7 million of certain unamortized financing costs. No such costs were incurred during the year ended December 31, 2005.
Our net interest expense increased by $5.0 million to $47.4 million for the year ended December 31, 2006 from $42.4 million for the year ended December 31, 2005. The increase in net interest expense primarily resulted from increases in long-term debt used to finance real estate acquisitions and increases in the interest rates associated with our borrowings under the unsecured revolving credit facility.
Depreciation and amortization expense totaled $31.2 million for the year ended December 31, 2006 compared to $27.6 million for the year ended December 31, 2005. The $3.6 million increase resulted primarily from the property acquisitions completed in 2005 and 2006.
The gain on sale of land of $0.3 million for the year ended December 31, 2006 was due to the sale of an acre of land that was originally purchased along with one of our megaplex theatres. There was no gain on sale of land recognized for the year ended December 31, 2005.
Preferred dividend requirements for the year ended December 31, 2006 were $11.9 million compared to $11.4 million for the same period in 2005. The $0.5 million increase is due to the issuance of 3.2 million Series B preferred shares in January of 2005 and 5.4 million Series C preferred shares in December of 2006.
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
Other income was $3.5 million for the year ended December 31, 2005 compared to $0.6 million for the year ended December 31, 2004. The increase of $2.9 million relates to revenues from a family bowling center in Westminster, Colorado opened in November 2004 and a restaurant in Southfield, Michigan opened in September 2005. Both were operated through wholly-owned taxable REIT subsidiaries. As discussed in the Recent Developments section in this Annual Report on Form 10-K, the restaurant in Southfield Michigan was closed during the third quarter of 2006 and the space was leased to an unrelated restaurant tenant.
Mortgage financing interest for the year ended December 31, 2005 was $3.6 million and related solely to interest income from the mortgage note financing we provided in Canada in June of 2005 (described in Note 15 to the consolidated financial statements in this Annual Report on Form 10-K). No such revenue was recognized during 2004.
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
Other operating expense totaled $3.0 million for the year ended December 31, 2005 and related solely to the operations of the family bowling center in Westminster, Colorado and a restaurant in Southfield, Michigan. Both were operated through wholly-owned taxable REIT subsidiaries. No such costs were incurred during 2004. As discussed in the “Recent Developments” section in this Annual Report on Form 10-K, the restaurant in Southfield Michigan was closed during the third quarter of 2006 and the space was leased to an unrelated restaurant tenant.
Our general and administrative expenses totaled $7.3 million for the year ended December 31, 2005 compared to $6.1 million for the year ended December 31, 2004. The $1.2 million increase is due primarily to the following:
•	An increase in franchise taxes due to an increase in the size of our real estate portfolio.

•	Payroll and related expenses attributable to increases in base compensation, bonus awards, and payroll taxes related to the vesting of stock grants and the exercise of stock options, and the addition of employees.

•	Grants of restricted shares to management.
Costs associated with loan refinancing for the year ended December 31, 2004 were $1.1 million. These costs related to the termination of our iStar Credit Facility and consisted of a prepayment penalty of $0.4 million and the write-off of $0.7 million of remaining unamortized financing fees. No such costs were incurred during the year ended December 31, 2005.
Our net interest expense increased by $4.3 million to $42.4 million for the year ended December 31, 2005 from $38.1 million for the year ended December 31, 2004. The increase in net interest expense primarily resulted from increases in long-term debt used to finance real estate acquisitions and increases in the interest rate associated with our borrowings under the revolving credit facility that we amended and restated in 2006.
Depreciation and amortization expense totaled $27.6 million for the year ended December 31, 2005 compared to $23.4 million for the year ended December 31, 2004. The $4.2 million increase resulted primarily from the property acquisitions completed in 2005 and 2004.
For the year ended December 31, 2005, minority interest in net income was $34 thousand compared to $953 thousand for the year ended December 31, 2004. The decrease is due primarily to the conversion of the preferred interest in EPT Gulf States, LLC as of September 20, 2004 to 857,145 common shares of the Company. Minority interest for the year ended December 31, 2005, relates solely to New Roc.
Preferred dividend requirements for the year ended December 31, 2005 were $11.4 million compared to $5.5 million for the same period in 2004. The $5.9 million increase is due to the issuance of 3.2 million Series B preferred shares in January of 2005 (described in Note 14 to the consolidated financial statements in this Annual Report on Form 10-K).

Liquidity and Capital Resources
Cash and cash equivalents were $9.4 million at December 31, 2006. In addition, we had restricted cash of $7.4 million at December 31, 2006 required in connection with debt service, payment of real estate taxes and capital improvements.
Mortgage Debt and Credit Facilities
As of December 31, 2006, we had total debt outstanding of $675.3 million. As of December 31, 2006, $650.3 million of debt outstanding was fixed rate mortgage debt secured by a substantial portion of our rental properties, with a weighted average interest rate of approximately 6.1%. All of our debt is described in Note 7 to the consolidated financial statements in this Annual Report on Form 10-K.
At December 31, 2006, we had $25.0 million in debt outstanding under our $235.0 million unsecured revolving credit facility, with interest at a floating rate. This credit facility matures in January of 2009.
Our principal investing activity is the purchase and development of rental property, which has generally been financed with mortgage debt and the proceeds from equity offerings. Our unsecured revolving credit facility is also used to finance the acquisition or development of properties, and to provide mortgage financing. Continued growth of our rental property and mortgage financing portfolios will depend in part on our continued ability to access funds through additional borrowings and equity security offerings.
Capital Structure and Coverage Ratios
We believe that our shareholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest, fixed charge and debt service coverage ratios. We expect to maintain a debt to total capitalization ratio (i.e. total-long term debt of the Company as a percentage of shareholders’ equity plus total liabilities) between 50% and 55%. However, the timing and size of our equity offerings may cause us to temporarily operate outside of this range. At December 31, 2006, our debt to total capitalization ratio was 43%. The 43% is outside of our range due to our offering of Series C preferred shares in December 2006 which raised net proceeds of approximately $130.8 million. Our long-term debt as a percentage of our total market capitalization at December 31, 2006 was 27%. We do not manage to a ratio based on total market capitalization due to the inherent variability that is driven by changes in the market price of our common shares. We calculate our total market capitalization of $2.5 billion as follows at December 31, 2006:
•	Common shares outstanding of 26,477,924, multiplied by the last reported sales price of our common shares on the NYSE of $58.44 per share, or $1.55 billion;

•	Aggregate liquidation value of our Series A preferred shares of $57.5 million;

•	Aggregate liquidation value of our Series B preferred shares of $80 million;

•	Aggregate liquidation value of our Series C preferred shares of $135 million; and

•	Total long-term debt of $675.3 million
Our interest coverage ratio for the years ended December 31, 2006, 2005 and 2004 was 3.3 times, 3.2 times, and 2.9 times, respectively. Interest coverage is calculated as the interest coverage amount (as calculated in the following table) divided by interest expense, gross (as calculated in the following table). We consider the interest coverage ratio to be an appropriate supplemental measure of a company’s ability to meet its interest expense obligations. Our calculation of the interest coverage ratio may be different from the calculation used by other companies, and therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures. The following table shows the calculation of our interest coverage ratios (dollars in thousands):

	Year Ended December 31,
	2006	2005	2004
Net income	$82,289	69,060	53,713
Interest expense, gross	49,092	44,203	41,678
Interest cost capitalized	(100)	(160)	(688)
Minority interests	—	34	953
Depreciation and amortization	31,155	27,597	23,365
Share-based compensation expense to management and trustees	4,869	1,957	1,584
Gain on sale of land	(345)	—	—
Costs associated with loan refinancing	673	—	1,134
Straight-line rental revenue	(3,925)	(2,242)	(2,248)

Interest coverage amount	$163,708	140,449	119,491

Interest expense, net	$47,438	42,427	38,054
Interest income	1,554	1,616	2,936
Interest cost capitalized	100	160	688

Interest expense, gross	$49,092	44,203	41,678

Interest coverage ratio	3.3	3.2	2.9

The interest coverage amount per the above table can be reconciled to net cash provided by operating activities per the consolidated statements of cash flows included in this Annual Report on Form 10-K as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Net cash provided by operating activities	$105,562	94,531	80,710

Equity in income from joint ventures	759	728	654
Amortization of deferred financing costs	(2,713)	(3,345)	(3,299)
Cash portion of costs associated with loan refinancing	—	—	405
Increase in mortgage notes accrued interest receivable	8,861	3,508	—
Increase in accounts receivable	5,404	1,539	3,841
Increase in other assets	3,122	1,662	2,720
Increase in accounts payable and accrued liabilities	(2,635)	(312)	(3,543)
Decrease (increase) in unearned rents	281	337	(739)
Straight-line rental revenue	(3,925)	(2,242)	(2,248)
Interest expense, gross	49,092	44,203	41,678
Interest cost capitalized	(100)	(160)	(688)

Interest coverage amount	$163,708	140,449	119,491

Our fixed charge coverage ratio for the years ended December 31, 2006, 2005 and 2004 was 2.7 times, 2.5 times, and 2.5 times, respectively. The fixed charge coverage ratio is calculated in exactly the same manner as the interest coverage ratio, except that preferred share dividends are also added to the denominator. We consider the fixed charge coverage ratio to be an appropriate supplemental measure of a company’s ability to make its interest and preferred share dividend payments. Our calculation of the fixed charge coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures. The following table shows the calculation of our fixed charge coverage ratios (dollars in thousands):

	Year Ended December 31,
	2006	2005	2004
Interest coverage amount	$163,708	140,449	119,491

Interest expense, gross	49,092	44,203	41,678
Preferred share dividends	11,857	11,353	5,463

Fixed charges	$60,949	55,556	47,141

Fixed charge coverage ratio	2.7	2.5	2.5

Our debt service coverage ratio for the years ended December 31, 2006, 2005 and 2004 was 2.6 times, 2.4 times, and 2.2 times, respectively. The debt service coverage ratio is calculated in exactly the same manner as the interest coverage ratio, except that recurring principal payments are also added to the denominator. We consider the debt service coverage ratio to be an appropriate supplemental measure of a company’s ability to make its debt service payments. Our calculation of the debt service coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures. The following table shows the calculation of our debt service charge coverage ratios (dollars in thousands):

	Year Ended December 31,
	2006	2005	2004
Interest coverage amount	$163,708	140,449	119,491

Interest expense, gross	49,092	44,203	41,678
Recurring principle payments	14,810	14,885	12,923

Debt service	$63,902	59,088	54,601

Debt service coverage ratio	2.6	2.4	2.2

Liquidity Requirements
Short-term liquidity requirements consist primarily of normal recurring corporate operating expenses, debt service requirements and distributions to shareholders. We meet these requirements primarily through cash provided by operating activities. Cash provided by operating activities was $105.6 million for the year ended December 31, 2006; $94.5 million for the year ended December 31, 2005 and $80.7 million for the year ended December 31, 2004. We anticipate that our cash on hand, cash from operations, and funds available under our unsecured revolving credit facility will provide adequate liquidity to fund our operations, make interest and principal payments on our debt, and allow distributions to our shareholders and avoidance of corporate level federal income or excise tax in accordance with Internal Revenue Code requirements for qualification as a REIT.

Long-term liquidity requirements at December 31, 2006 consisted primarily of maturities of long-term debt. Contractual obligations as of December 31, 2006 are as follows (in thousands):

	Year ended December 31,
Contractual Obligations	2007	2008	2009	2010	2011	Thereafter	Total

Long Term Debt Obligations	$16,446	106,458	41,360	17,376	18,455	475,210	675,305
Interest on Long Term Debt Obligations	44,840	42,075	31,073	30,104	29,745	80,377	258,214
Construction commitments	16,758	—	—	—	—	—	16,758

Operating Lease Obligations	209	214	220	—	—	—	643

Total	$78,253	148,747	72,653	47,480	48,200	555,587	950,920

We believe that we will be able to obtain financing in order to repay our debt obligations by refinancing the properties as the debt comes due. However, there can be no assurance that additional financing or capital will be available, or that terms will be acceptable or advantageous to us.
Our primary use of cash after paying operating expenses, debt service and distributions to shareholders is in the acquisition, development and financing of properties. We expect to finance these investments with borrowings under our unsecured revolving credit facility, as well as long-term debt and equity financing alternatives. The availability and terms of any such financing will depend upon market and other conditions. If we borrow the maximum amount available under our unsecured revolving credit facility, there can be no assurance that we will be able to obtain additional investment financing, which would not affect our liquidity, but would affect our ability to grow (See “Risk Factors”).
We had two theatre projects under construction at December 31, 2006. The properties have been pre-leased to the prospective tenants under long-term triple-net leases. The cost of development is paid by us in periodic draws. The related timing and amount of rental payments to be received by us from tenants under the leases correspond to the timing and amount of funding by us of the cost of development. These theatres will have a total of 32 screens and their total development costs (including land) will be approximately $28.8 million. Through December 31, 2006, we have invested $12.0 million in these projects (including land), and have commitments to fund an additional $16.8 million in improvements as reflected in the table above. We plan to fund development primarily with funds generated by debt financing and/or equity offerings. If we determine that construction is not being completed in accordance with the terms of the development agreement, we can discontinue funding construction draws.
Off Balance Sheet Arrangements
At December 31, 2006, we had a 20% investment interest in two unconsolidated real estate joint ventures, Atlantic-EPR I and Atlantic-EPR II, which are accounted for under the equity method of accounting. We do not anticipate any material impact on our liquidity as a result of any commitments that may arise involving those joint ventures. We recognized income of $464, $437 and $410 (in thousands) from our investment in the Atlantic-EPR I joint venture during 2006, 2005 and 2004, respectively. We also recognized income of $295, $291 and $244 (in thousands) from our investment in the Atlantic-EPR II joint venture during 2006, 2005 and 2004, respectively. Condensed financial information for Atlantic-EPR I and Atlantic-EPR II joint ventures is included in Note 4 to the consolidated financial statements included in this Annual Report on Form 10-K.
The joint venture agreements for Atlantic-EPR I and Atlantic-EPR II allow our partner, Atlantic of Hamburg, Germany (Atlantic), to exchange up to a maximum of 10% of its ownership interest per year in each of the joint ventures for our common shares or, at our discretion, the cash value of those shares as defined in each of the joint venture agreements.
Funds From Operations (FFO)
The National Association of Real Estate Investment Trusts (NAREIT) developed FFO as a relative non-GAAP financial measure of performance of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO is a widely used measure of the operating performance of real estate companies and is provided here as a supplemental measure to Generally Accepted Accounting Principles (GAAP) net income available to common shareholders and earnings per share. FFO, as defined under the revised NAREIT definition and presented by us, is net income available to common shareholders, computed in accordance with GAAP, excluding gains and losses from sales of depreciable operating properties, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships, joint ventures and other affiliates. Adjustments for unconsolidated partnerships, joint ventures and other affiliates are calculated to reflect FFO on the same basis. FFO is a non-GAAP financial measure. FFO does not represent cash flows from operations as defined by GAAP and is not indicative that cash flows are adequate to fund all cash needs and is not to be considered an alternative to net income or any other GAAP measure as a measurement of the results of our operations or our cash flows or liquidity as defined by GAAP. It should also be noted that not all REITs calculate FFO the same way so comparisons with other REITs may not be meaningful.
The following tables summarize the Company’s FFO for the years ended December 31, 2006 and December 31, 2005 (in thousands):

	Year ended December 31,
	2006	2005
Net income available to common shareholders	$70,432	57,707
Add: Real estate depreciation and amortization	30,349	27,043
Add: Allocated share of joint venture depreciation	244	242

FFO available to common shareholders	$101,025	84,992

FFO per common share:
Basic	$3.86	3.40
Diluted	3.79	3.33

Shares used for computation (in thousands):
Basic	26,147	25,019
Diluted	26,627	25,504

Other financial information:
Straight-lined rental revenue	$3,925	2,242
Dividends per common share	$2.75	2.50
FFO payout ratio*	73%	75%

*	FFO payout ratio is calculated by dividing dividends per common share by FFO per diluted common share.

Impact of Recently Issued Accounting Standards
In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, Accounting for Income Taxes, and it prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for us on January 1, 2007. The adoption of FIN 48 is not expected to have any material impact on our financial statements.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant effect on its financial position or results of operations.
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
Our theatre leases are triple-net leases requiring the tenants to pay substantially all expenses associated with the operation of the properties, thereby minimizing our exposure to increases in costs and operating expenses resulting from inflation. A portion of our retail and restaurant leases are non-triple-net leases. These retail leases represent approximately 18% of our total real estate square footage. To the extent any of those leases contain fixed expense reimbursement provisions or limitations, we may be subject to increases in costs resulting from inflation that are not fully passed through to tenants.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks, primarily relating to potential losses due to changes in interest rates. We seek to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new long-term fixed rate borrowings whenever possible. We also have a $235 million unsecured revolving credit facility that bears interest at a floating rate. This credit facility is used to acquire properties, finance our development commitments and provide mortgage financing.
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
The following table presents the principal amounts, weighted average interest rates, and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes as of December 31:
Expected Maturities (in millions)

								Estimated
	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
December 31, 2006:
Fixed rate debt	$16.4	106.4	16.4	17.4	18.5	475.2	650.3	655.0
Average interest rate	6.1%	6.7%	6.1%	6.1%	6.1%	6.0%	6.1%	—
Variable rate debt	$—	—	25.0	—	—	—	25.0	25.0
Average interest rate (as of December 31, 2006)	—	—	6.9%	—	—	—	6.9%	—

								Estimated
	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
December 31, 2005:
Fixed rate debt	$122.8	14.3	104.2	14.0	14.8	380.5	650.6	658.5
Average interest rate	7.2%	6.1%	6.7%	6.0%	6.0%	5.9%	6.3%	—
Variable rate debt	$—	64.0	—	—	—	—	64.0	64.0
Average interest rate (as of December 31, 2005)	—	6.6%	—	—	—	—	6.6%	—

We have not engaged extensively in the use of derivatives to manage our interest rate and market risk due to our limited use of variable rate debt.
We financed the acquisition of our Canadian properties with non-recourse fixed rate mortgage loans from a Canadian lender in the original aggregate principal amount of approximately U.S. $97 million. The loans were made and are payable by us in Canadian dollars, and the rents received from tenants of the properties are payable in Canadian dollars. We also provided a secured mortgage construction loan totaling U.S. $45.2 million. The loan is payable to us in Canadian dollars. We have partially mitigated the impact of foreign currency exchange risk on our Canadian properties by matching Canadian dollar debt financing with Canadian dollar rents. To further mitigate our risk in 2007, the Company entered into foreign currency forward contracts in December 2006 and January 2007 with notional values of $12 million Canadian (CAD) and $9.7 million CAD, respectively. The $21.7 million CAD in forward contracts have an average exchange rate of $1.160 CAD per U.S. dollar. These forward contracts should hedge a significant portion of our expected 2007 CAD denominated earnings as their impact on our reported earnings should move in the opposite direction of the exchange rates utilized to translate revenues and expenses of the Canadian properties and mortgage loan. The Company intends to continue hedging a significant portion of its rolling 12 months of expected CAD denominated earnings. To the extent that the Company is unable to hedge a significant portion of its CAD denominated earnings in the future years beyond 2007, a significant change in the exchange rate between the Canadian and U.S. dollar could have a significant impact on our earnings.
See Note 11 to the consolidated financial statements in this Annual Report on Form 10-K for additional information on our derivative financial instruments and hedging activities.

Item 8. Financial Statements and Supplementary Data
Entertainment Properties Trust

Report of Independent Registered Public Accounting Firm
The Board of Trustees
Entertainment Properties Trust:
We have audited the accompanying consolidated balance sheets of Entertainment Properties Trust (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedules listed in the Index at Item 15(2). These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Entertainment Properties Trust as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Note 19 to the consolidated financial statements, the Company changed its method of quantifying errors in 2006.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
Kansas City, Missouri
February 27, 2007

ENTERTAINMENT PROPERTIES TRUST
Consolidated Balance Sheets
(Dollars in thousands except per share data)

	December 31,
	2006	2005
Assets

Rental properties, net of accumulated depreciation of $141.6 million and $112.7 million at December 31, 2006 and 2005, respectively	$1,395,903	$1,283,988
Property under development	19,272	19,770
Mortgage notes and related accrued interest receivable	76,093	44,067
Investment in joint ventures	2,182	2,297
Cash and cash equivalents	9,414	6,546
Restricted cash	7,365	13,124
Intangible assets, net	9,366	10,461
Deferred financing costs, net	10,491	10,896
Accounts and notes receivable	30,043	13,959
Other assets	11,150	9,057

Total assets	$1,571,279	$1,414,165

Liabilities and Shareholders’ Equity

Liabilities:
Accounts payable and accrued liabilities	$16,480	$7,928
Common dividends payable	18,204	15,770
Preferred dividends payable	3,110	2,916
Unearned rents	1,024	1,304
Long-term debt	675,305	714,591

Total liabilities	714,123	742,509

Minority interests	4,474	5,235

Shareholders’ equity:
Common Shares, $.01 par value; 50,000,000 shares authorized; and 27,153,411 and 25,881,647 shares issued at December 31, 2006 and 2005, respectively	272	259
Preferred Shares, $.01 par value; 15,000,000 shares authorized:
2,300,000 Series A shares issued at December 31, 2006 and 2005; liquidation preference of $57,500,000	23	23
3,200,000 Series B shares issued at December 31, 2006 and 2005; liquidation preference of $80,000,000	32	32
5,400,000 Series C convertible shares issued at December 31, 2006\; liquidation preference of $135,000,000	54	—
Additional paid-in-capital
Treasury shares at cost: 675,487 and 649,142 common shares at December 31, 2006 and 2005, respectively	883,639	700,704
	(15,500)	(14,350)
Loans to shareholders	(3,525)	(3,525)
Accumulated other comprehensive income	12,501	13,402
Distributions in excess of net income	(24,814)	(30,124)

Shareholders’ equity	852,682	666,421

Total liabilities and shareholders’ equity	$1,571,279	$1,414,165

See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST
Consolidated Statements of Income
(Dollars in thousands except per share data)

	Year Ended December 31,
	2006	2005	2004
Rental revenue	$167,694	$145,227	$124,423
Tenant reimbursements	14,635	12,511	8,335
Other income	3,631	3,517	557
Mortgage financing interest	9,540	3,560	—

Total revenue	195,500	164,815	133,315

Property operating expense	19,048	16,191	10,657
Other operating expense	3,486	2,985	—
General and administrative expense	12,515	7,249	6,093
Costs associated with loan refinancing	673	—	1,134
Interest expense, net	47,438	42,427	38,054
Depreciation and amortization	31,155	27,597	23,365

Income before gain on sale of land, income from joint ventures and minority interests	81,185	68,366	54,012

Gain on sale of land	345	—	—
Equity in income from joint ventures	759	728	654
Minority interests	—	(34)	(953)

Net income	$82,289	$69,060	$53,713

Preferred dividend requirements	(11,857)	(11,353)	(5,463)

Net income available to common shareholders	$70,432	$57,707	$48,250

Net income per common share:
Basic	$2.69	$2.31	$2.12

Diluted	$2.65	$2.26	$2.07

Shares used for computation (in thousands):
Basic	26,147	25,019	22,721
Diluted	26,627	25,504	23,664

Dividends per common share	$2.75	$2.50	$2.25

See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands except per share data)

								Accumulated
					Additional			other	Distributions
	Common Stock		Preferred Stock		paid-in	Treasury	Loans to	comprehensive	in excess of
	Shares	Par	Shares	Par	capital	shares	shareholders	income (loss)	net income	Total
Balance at December 31, 2003	20,130	201	2,300	23	452,570	(6,533)	(3,525)	—	(19,957)	422,779
Shares issued to Trustees	2	—	—	—	66	—	—	—	—	66
Issuance of restricted shares	56	1	—	—	(1)	—	—	—	—	—
Cancellation of common shares	(1)	—	—	—	(50)	—	—	—	—	(50)
Amortization of restricted shares	—	—	—	—	1,377	—	—	—	—	1,377
Share option expense	—	—	—	—	116	—	—	—	—	116
Foreign currency translation adjustment	—	—	—	—	—	—	—	7,480	—	7,480
Net income	—	—	—	—	—	—	—	—	53,713	53,713
Issuances of common shares in Dividend Reinvestment Plan	23	—	—	—	837	—	—	—	—	837
Issuances of common shares, net of costs of $3.5 million	5,190	52	—	—	158,629	—	—	—	—	158,681
Stock option exercises, net	178	2	—	—	2,833	(1,865)	—	—	—	970
Dividends to common shareholders ($2.25 per share)	—	—	—	—	—	—	—	—	(53,166)	(53,166)
Dividends to Series A preferred shareholders ($2.375 per share)	—	—	—	—	—	—	—	—	(5,463)	(5,463)

Balance at December 31, 2004	25,578	$256	2,300	$23	616,377	(8,398)	(3,525)	7,480	(24,873)	587,340
Shares issued to Trustees	4	—	—	—	161	—	—	—	—	161
Issuance of restricted shares	63	1	—	—	(1)	—	—	—	—	—
Amortization of restricted shares	—	—	—	—	1,705	—	—	—	—	1,705
Share option expense	—	—	—	—	145	—	—	—	—	145
Foreign currency translation adjustment	—	—	—	—	—	—	—	5,922	—	5,922
Net income	—	—	—	—	—	—	—	—	69,060	69,060
Purchase of 17,350 common shares for treasury	—	—	—	—	—	(759)	—	—	—	(759)
Issuances of common shares in Dividend Reinvestment Plan	22	—	—	—	880	—	—	—	—	880
Issuance of preferred shares, net of costs of $2.7 million	—	—	3,200	32	77,229	—	—	—	—	77,261
Stock option exercises, net	215	2	—	—	4,208	(5,193)	—	—	—	(983)
Dividends to common shareholders ($2.50 per share)	—	—	—	—	—	—	—	—	(62,958)	(62,958)
Dividends to Series A preferred shareholders ($2.375 per share)	—	—	—	—	—	—	—	—	(5,463)	(5,463)
Dividends to Series B preferred shareholders ($1.841 per share)	—	—	—	—	—	—	—	—	(5,890)	(5,890)

Balance at December 31, 2005	25,882	$259	5,500	$55	700,704	(14,350)	(3,525)	13,402	(30,124)	666,421
Shares issued to Trustees	4	—	—	—	161	—	—	—	—	161
Issuance of restricted shares	83	1	—	—	(1)	—	—	—	—	—
Amortization of restricted shares	—	—	—	—	3,879	—	—	—	—	3,879
Share option expense	—	—	—	—	829	—	—	—	—	829
Foreign currency translation adjustment	—	—	—	—	—	—	—	(973)	—	(973)
Unrealized gain on derivatives	—	—	—	—	—	—	—	72	—	72
Net income	—	—	—	—	—	—	—	—	82,289	82,289
Purchase of 21,308 common shares for treasury	—	—	—	—	—	(919)	—	—	—	(919)
Issuances of common shares in Dividend Reinvestment Plan	18	1	—	—	813	—	—	—	—	814
Issuance of common shares, net of costs of $1.1 million	1,150	11	—	—	46,202	—	—	—	—	46,213
Issuance of preferred shares, net of costs of $1.6 million	—	—	5,400	54	130,746	—	—	—	—	130,800
Adoption of SAB 108	—	—	—	—	—	—	—	—	7,656	7,656
Stock option exercises, net	16	—	—	—	306	(231)	—	—	—	75
Dividends to common shareholders ($2.75 per share)	—	—	—	—	—	—	—	—	(72,778)	(72,778)
Dividends to Series A preferred shareholders ($2.375 per share)	—	—	—	—	—	—	—	—	(5,463)	(5,463)
Dividends to Series B preferred shareholders ($1.9375 per share)	—	—	—	—	—	—	—	—	(6,200)	(6,200)
Dividends to Series C preferred shareholders ($0.035938 per share)	—	—	—	—	—	—	—	—	(194)	(194)

Balance at December 31, 2006	27,153	$272	10,900	$109	$883,639	$(15,500)	$(3,525)	$12,501	$(24,814)	$852,682

See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	Year ended December 31,
	2006	2005	2004
Net income	$82,289	$69,060	$53,713

Other comprehensive income (loss):
Foreign currency translation adjustment	(973)	5,922	7,480
Unrealized gain on derivatives	72	—	—

Comprehensive income	$81,388	$74,982	$61,193

See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year ended December 31,
	2006	2005	2004
Operating activities:
Net income	$82,289	$69,060	$53,713
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest in net income	—	34	953
Gain on sale of land	(345)	—	—
Costs associated with loan refinancing (non-cash portion)	673	—	729
Equity in income from joint ventures	(759)	(728)	(654)
Depreciation and amortization	31,155	27,597	23,365
Amortization of deferred financing costs	2,713	3,345	3,299
Share-based compensation expense to management and trustees	4,869	1,957	1,584
Increase in mortgage notes accrued interest receivable	(8,861)	(3,508)	—
Increase in accounts receivable	(5,404)	(1,539)	(3,841)
Increase in other assets	(3,122)	(1,662)	(2,720)
Increase in accounts payable and accrued liabilities	2,635	312	3,543
Increase (decrease) in unearned rents	(281)	(337)	739

Net cash provided by operating activities	105,562	94,531	80,710

Investing activities:
Acquisition of rental properties and other assets	(89,727)	(157,694)	(221,038)
Net proceeds from sale of real estate	591	514	5,100
Additions to properties under development	(45,693)	(26,064)	(41,197)
Distributions from joint ventures	874	855	811
Proceeds from sale of equity interest in joint venture	—	—	8,240
Proceeds from mortgage note receivable	—	—	5,000
Investment in note receivable	(3,500)	—	(5,000)
Investment in mortgage notes receivable	(23,697)	(37,525)	—

Net cash used in investing activities	(161,152)	(219,914)	(248,084)

Financing activities:
Proceeds from long-term debt facilities	360,286	315,000	181,450
Principal payments on long-term debt	(392,942)	(196,709)	(90,923)
Deferred financing fees paid	(2,979)	(2,083)	(5,133)
Net proceeds from issuance of common shares	47,027	880	117,533
Net proceeds from issuance of preferred shares	130,800	77,261	—
Impact of stock option exercises, net	75	(983)	970
Purchase of common shares for treasury	(919)	(759)	—
Distributions paid to minority interests	(761)	(848)	(1,534)
Dividends paid to shareholders	(82,007)	(71,088)	(54,363)

Net cash provided by financing activities	58,580	120,671	148,000
Effect of exchange rate changes on cash	(122)	3	102

Net increase (decrease) in cash and cash equivalents	2,868	(4,709)	(19,272)
Cash and cash equivalents at beginning of year	6,546	11,255	30,527

Cash and cash equivalents at end of year	$9,414	$6,546	$11,255

Supplemental schedule of non-cash activity:
Contribution of rental property to joint venture	$—	$—	$24,186
Conversion of minority interest for common shares	$—	$—	$15,000
Debt assumed by joint venture	$—	$—	$14,583
Transfer of property under development to rental property	$46,104	$29,752	$59,443
Issuance of shares to management and trustees	$3,602	$2,787	$2,156
Issuance of shares in acquisition of rental properties	$—	$—	$27,087

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$46,126	$40,414	$37,008
Cash paid (received) during the year for income taxes	$378	$(321)	$765
See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2006, 2005, and 2004
1. Organization
Description of Business
Entertainment Properties Trust (the Company) is a Maryland real estate investment trust (REIT) organized on August 29, 1997. The Company was formed to acquire and develop megaplex theatres, entertainment retail centers (centers generally anchored by an entertainment component such as a megaplex theatre and containing other entertainment-related properties), and destination recreational and specialty properties. The Company’s properties are located in the United States and Canada.
2. Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of Entertainment Properties Trust and its subsidiaries, all of which are wholly-owned except for New Roc Associates, LP (New Roc). New Roc was acquired in October 2003 and is 71.4% owned. Minority interest expense related to New Roc was $34 thousand and $203 thousand for the years ended December 31, 2005 and 2004, respectively. There was no minority interest expense related to New Roc for the year ended December 31, 2006. Total minority interest in New Roc was $4.5 million and $5.2 million at December 31, 2006 and 2005, respectively. All significant inter-company transactions have been eliminated in consolidation.
Use of Estimates
Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.
Rental Properties
Rental properties are carried at cost less accumulated depreciation. Costs incurred for the acquisition and development of the properties are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which generally are estimated to be 40 years for buildings and 3 to 25 years for furniture, fixtures and equipment. Tenant improvements, including allowances, are depreciated over the shorter of the base term of the lease or the estimated useful life. Expenditures for ordinary maintenance and repairs are charged to operations in the period incurred. Significant renovations and improvements which improve or extend the useful life of the asset are capitalized and depreciated over their estimated useful life.
The Company applies Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, for the recognition and measurement of impairment of long-lived assets to be held and used. Management reviews a property for impairment whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. The review of recoverability is based on an estimate of undiscounted future cash flows expected to result from its use and eventual disposition. If impairment exists due to the inability to recover the carrying value of the property, an impairment loss is recorded to the extent that the carrying value of the property exceeds its estimated fair value.

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2006, 2005, and 2004
Accounting for Acquisitions
The Company considers the fair values of both tangible and intangible assets acquired or liabilities assumed when allocating the purchase price (plus any capitalized costs incurred during the acquisition). Tangible assets may include land, building, tenant improvements, furniture, fixtures and equipment. Intangible assets or liabilities may include values assigned to in-place leases (including the separate values that may be assigned to above-market and below-market in-place leases), the value of customer relationships, and any assumed financing that is determined to be above or below market terms.
Most of the Company’s rental property acquisitions do not involve in-place leases. In such cases, the cost of the acquisition is allocated to the tangible assets based on recent independent appraisals and management judgment. Because the Company typically executes these leases simultaneously with the purchase of the real estate, no value is ascribed to in-place leases in these transactions.
For rental property acquisitions involving in-place leases, the fair value of the tangible assets is determined by valuing the property as if it were vacant based on management’s determination of the relative fair values of the assets. Management determines the “as if vacant” fair value of a property using recent independent appraisals or methods similar to those used by independent appraisers. The aggregate value of intangible assets or liabilities is measured based on the difference between the stated price plus capitalized costs and the property as if vacant.
In determining the fair value of acquired in-place leases, the Company considers many factors. On a lease-by-lease basis, management considers the present value of the difference between the contractual amounts to be paid pursuant to the leases and management’s estimate of fair market lease rates. For above market leases, management considers such differences over the remaining non-cancelable lease terms and for below market leases, management considers such differences over the remaining initial lease terms plus any fixed rate renewal periods. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below market lease values are amortized to income over the remaining initial lease terms plus any fixed rate renewal periods. Management considers several factors in determining the discount rate used in the present value calculations, including the credit risks associated with the respective tenants. If debt is assumed in the acquisition, the determination of whether it is above or below market is based upon a comparison of similar financing terms for similar rental properties.
The fair value of acquired in-place leases also includes management’s estimate, on a lease-by-lease basis, of the present value of the following amounts: (i) the value associated with avoiding the cost of originating the acquired in-place leases (i.e. the market cost to execute the leases, including leasing commissions, legal and other related costs); (ii) the value associated with lost revenue related to tenant reimbursable operating costs estimated to be incurred during the assumed re-leasing period, (i.e. real estate taxes, insurance and other operating expenses); (iii) the value associated with lost rental revenue from existing leases during the assumed re-leasing period; and (iv) the value associated with avoided tenant improvement costs or other inducements to secure a tenant lease. These values are amortized over the remaining initial lease term of the respective leases.
The Company also determines the value, if any, associated with customer relationships considering factors such as the nature and extent of the Company’s existing business relationship with the tenants, growth prospects for developing new business with the tenants and expectation of lease renewals. The

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2006, 2005, and 2004
value of customer relationship intangibles is amortized over the remaining initial lease terms plus any renewal periods.
Management of the Company reviews the carrying value of intangible assets for impairment on an annual basis. Intangible assets consist of the following at December 31 (in thousands):

	2006	2005
In-place leases, net of accumulated amortization of $3.0 million and $1.9 million, respectively	$8,673	$9,768
Goodwill	693	693

Total intangible assets, net	$9,366	$10,461

In-place leases, net at December 31, 2006 of approximately $8.7 million, relate to four entertainment retail centers in Ontario, Canada that were purchased on March 1, 2004 and one entertainment retail center in Burbank, California that was purchased on March 31, 2005. Goodwill at December 31, 2006 and 2005 relates solely to the acquisition of New Roc that was acquired on October 27, 2003. Amortization expense related to in-place leases is computed using the straight-line method and was $1.1 million, $1.0 million and $0.8 million for the years ended December 31, 2006, 2005 and 2004, respectively. The weighted average life for these in-place leases at December 31, 2006 is 8 years.
Future amortization of in-place leases at December 31, 2006 is as follows (in thousands):

Amount
Year:
2007	$1,076
2008	1,076
2009	1,068
2010	1,068
2011	1,068
Thereafter	3,317

Total	$8,673

Deferred Financing Costs
Deferred financing costs are amortized over the terms of the related long-term debt obligations or mortgage note receivable as applicable.
Capitalized Development Costs
The Company capitalizes certain costs that relate to property under development including interest and internal legal personnel costs.

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2006, 2005, and 2004
Operating Segment
The Company aggregates the financial information of all its properties into one reportable segment because the properties all have similar economic characteristics and provide similar services to similar types and classes of customers.
Revenue Recognition
Rents that are fixed and determinable are recognized on a straight-line basis over the minimum terms of the leases. Base rent escalation in those of the Company’s leases that are dependent upon increases in the Consumer Price Index (CPI) is recognized when known. Straight-line rent receivable is included in other assets and was $16.4 million and $4.7 million at December 31, 2006 and 2005, respectively. In addition, most of the Company’s tenants are subject to additional rents if gross revenues of the properties exceed certain thresholds defined in the lease agreements (percentage rents). Percentage rents are recognized at the time when specific triggering events occur as provided by the lease agreements. Percentage rents of $1.6 million, $1.9 million and $2.2 million were recognized in 2006, 2005 and 2004, respectively. Lease termination fees are recognized when the related leases are canceled and the Company has no obligation to provide services to such former tenants. Termination fees of $4.1 million were recognized during the year ended December 31, 2006. No termination fees were recognized during the year ended December 31, 2005.
In accordance with Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), the Company increased distributions in excess of net income as of January 1, 2006 by $7.7 million, and increased rental revenue and net income for the first three quarters of fiscal 2006 by $1.0 million to reflect an adjustment for the recognition of straight line rent revenues and receivables related to certain leases executed or acquired between 1998 and 2003. See Note 19 for additional information on SAB 108.
Allowance for Doubtful Accounts
Accounts and notes receivable is reduced by an allowance for amounts that may become uncollectible in the future. The Company’s receivable balance is comprised primarily of rents and operating cost recoveries due from tenants as well as accrued rental rate increases to be received over the life of the existing leases. The Company’s notes receivable are described in Note 17. The Company regularly evaluates the adequacy of its allowance for doubtful accounts. The evaluation primarily consists of reviewing past due account balances and considering such factors as the credit quality of the Company’s tenants, historical trends of the tenant and/or other debtor, current economic conditions and changes in customer payment terms. Additionally, with respect to tenants in bankruptcy, the Company estimates the expected recovery through bankruptcy claims and increases the allowance for amounts deemed uncollectible. If the Company’s assumptions regarding the collectiblity of accounts receivable and notes receivable prove incorrect, the Company could experience write-offs of the accounts receivable, accrued straight-line rents receivable or notes receivable in excess of its allowance for doubtful accounts. The allowance for doubtful accounts was $1.1 million and $0.2 million at December 31, 2006 and 2005, respectively.
Mortgage Notes and Related Accrued Interest Receivable
Mortgage notes and related accrued interest receivable consists solely of loans originated by the Company and the related accrued and unpaid interest income as of the balance sheet date. Mortgage notes receivable are initially recorded at the amount advanced to the borrower and the Company defers certain

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2006, 2005, and 2004
loan origination and commitment fees, net of certain origination costs, and amortizes them over the term of the related loan. The Company evaluates the collectibility of both interest and principal of each of its loans to determine whether it is impaired. A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. When a loan is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the loan’s effective interest rate or to the value of the underlying collateral if the loan is collateralized. Interest income on performing loans is accrued as earned. Interest income on impaired loans is recognized on a cash basis.
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
In 2004, the Company acquired certain real estate operations that are subject to income tax in Canada. Also in 2004, the Company formed certain taxable REIT subsidiaries, as permitted under the Code, through which it conducts certain business activities. The taxable REIT subsidiaries are subject to federal and state income taxes on their net taxable income. Temporary differences between income for financial reporting purposes and taxable income for the Canadian operations and the taxable REIT subsidiaries relate primarily to depreciation, amortization of deferred financing costs and straight line rents. As of December 31, 2006 and 2005, respectively, the Canadian operations and the taxable REIT subsidiaries had deferred tax assets totaling approximately $6.1 million and $3.0 million and deferred tax liabilities totaling approximately $2.4 million and $1.6 million. As there is no assurance that the Canadian operations and the taxable REIT subsidiaries will generate taxable income in the future beyond the reversal of temporary taxable differences, the deferred tax assets have been offset by a valuation allowance such that there is no net deferred tax asset at December 31, 2006 and 2005. Furthermore, the Company qualified as a REIT and distributed the necessary amount of taxable income. Accordingly, no provision for income taxes was recorded for the years ended December 31, 2006, 2005 or 2004.
Earnings and profits, which determine the taxability of distributions to shareholders, may differ from that reported for income tax reporting purposes due primarily to differences in the basis of the Company’s assets and the estimated useful lives used to compute depreciation.
Concentrations of Risk
American Multi-Cinema, Inc. (AMC) is the lessee of a substantial portion (53%) of the megaplex theatre rental properties held by the Company (including joint venture properties) at December 31, 2006 as a result of a series of sale leaseback transactions pertaining to a number of AMC megaplex theatres. A substantial portion of the Company’s rental revenues (approximately $92.9 million or 55%, $82.1 million or 57%, and $74.8 million or 60% for the years ended December 31, 2006, 2005 and 2004, respectively) result from the rental payments by AMC under the leases, or its parent, AMC Entertainment, Inc. (AMCE), as the guarantor of AMC’s obligations under the leases. AMCE has publicly held debt and accordingly, its consolidated financial information is publicly available.

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2006, 2005, and 2004
For the years ended December 31, 2006, 2005 and 2004, respectively, approximately $32.5 million, or 16.6%, $28.2 million, or 17.1%, and $19.3 million, or 14.5%, of total revenue was derived from the Company’s four entertainment retail centers in Ontario, Canada. For the years ended December 31, 2006 and 2005, respectively, approximately $41.4 million, or 21.2%, and $31.8 million, or 19.3%, of our total revenue was derived from the Company’s four entertainment retail centers in Ontario, Canada combined with the mortgage financing interest related to the Company’s mortgage note receivable held in Canada and initially funded on June 1, 2005 (see Note 15).
Cash Equivalents
Cash equivalents include bank demand deposits and shares of highly liquid institutional money market mutual funds for which cost approximates market value.
Restricted Cash
Restricted cash represents deposits required in connection with debt service, payment of real estate taxes and capital improvements.
Share-Based Compensation
Share based compensation expense consists of share option expense, amortization of restricted share grants and shares issued to trustees for payment of their annual retainers. Share based compensation is included in general and administrative expense in the accompanying consolidated statements of income, and totaled $4.9 million, $2.0 million and $1.6 million for the years ended December 31, 2006, 2005 and 2004 respectively.
Share Options
During 2004, the Financial Accounting Standards Board revised Statement of Financial Accounting Standard (SFAS) No. 123 “Accounting for Stock-Based Compensation.” The Company was required to adopt SFAS No. 123R, “Share-Based Payment,” beginning January 1, 2006. In compliance with this standard, the Company has recorded share-based compensation expense in the current year related to all options for employees and trustees. The fair value of share options granted under the Company’s Share Incentive Plan is determined using the Black-Scholes model. Prior to 2006, the Company accounted for share options granted under the Share Incentive Plan using the fair value recognition provisions of SFAS No. 123 for all awards granted, modified, or settled after January 1, 2003. Prior to January 1, 2003, the Company accounted for share options issued under the Share Incentive Plan under APB Opinion No. 25 “Accounting for Stock Issued to Employees,” and, accordingly, recognized no expense for options granted to employees and trustees. Awards under the Company’s plan vest either immediately or up to a period of 5 years. Share option expense for all options is recognized on a straight-line basis over the vesting period, except for those unvested options held by a retired executive discussed in Note 18 below which were fully expensed in 2006.
The expense related to share options included in the determination of net income for the years ended December 31, 2006, 2005 and 2004 was $829 thousand (including $522 thousand in expense recognized related to unvested share options held by a retired executive discussed in Note 18 below), $145 thousand and $116 thousand, respectively. The expense related to share options included in the determination of net income for the years ended December 31, 2005 and 2004 was less than that which would have been recognized if the fair value based method had been applied to all awards (as required in SFAS No. 123R). If the fair value based method had been applied to all outstanding and unvested awards for the

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2006, 2005, and 2004
years ended December 31, 2005 and 2004, total share option expense would have been $221 thousand and $241 thousand, respectively. This difference in expense had no material impact on either reported basic or reported diluted earnings per share for the years ended December 31, 2005 and 2004.
The fair value for all awards has been estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4.8% to 5.0% in 2006 and 4.0% in both 2005 and 2004, dividend yield of 5.8% in 2006 and 6.0% in both 2005 and 2004, volatility factors in the expected market price of the Company’s common shares of 21.1% in 2006, 20.7% in 2005 and 14.1% in 2004; and an expected life of eight years.
Restricted Shares
The Company grants restricted shares to employees pursuant to both its Annual Incentive Plan and its Share Incentive Plan. Historically, awards granted pursuant to the Annual Incentive Plan have allowed employees the choice to receive their bonuses either in cash or restricted shares. If an employee elected to receive restricted shares, the employee received a premium over the corresponding cash amount (25% or 50%) and the shares would vest over the following three years. In years prior to 2006, most of the value of bonus awards issued pursuant to the Annual Incentive Plan went to employees who elected to receive restricted shares. Consistent with the accounting for restricted shares issued pursuant to the Share Incentive Plan, which vest over periods of three to five years, the Company has historically amortized the expense related to restricted shares issued pursuant to the Annual Incentive Plan on a straight-line basis over the future vesting period.
Because employees can require awards under the Annual Incentive Plan to be settled in cash, the Company has determined that such awards should be expensed in the period earned rather than over the future vesting period, even if such employees elect to take their bonuses in restricted shares. It was also determined that any premium awarded under the restricted share alternative should continue to be amortized over the future vesting period consistent with the Company’s past practice. As a result, the Company recognized additional expense of $1.7 million in the year ended December 31, 2006 for unvested awards from prior years related to the Annual Incentive Plan. This additional expense represents $0.07 per basic common share and $0.06 per fully diluted common share for the year ended December 31, 2006. The Company has concluded that the amounts not expensed in prior periods are immaterial to those financial statements on both a quantitative and qualitative basis. The impact of this additional expense is also immaterial to the consolidated statement of income for the year ended December 31, 2006, and accordingly, the additional expense was recorded in the current year.
Total expense recognized related to all restricted shares awarded to employees was $3.9 million (including the $1.7 million discussed above and $852 thousand related to the retired executive discussed in Note 18), $1.7 million and $1.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.
Shares Issued to Trustees
The Company issues shares to Trustees for payment of their annual retainers. Total expense recognized related to shares issued to Trustees was $161 thousand, $119 thousand and $107 thousand for the years ended December 31, 2006, 2005 and 2004, respectively.

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2006, 2005, and 2004
Foreign Currency Translation
The Company accounts for the operations of its Canadian properties and mortgage note in Canadian dollars. The assets and liabilities related to the Company’s Canadian properties and mortgage note are translated into U.S. dollars at current exchange rates; revenues and expenses are translated at average exchange rates. Resulting translation adjustments are recorded as a separate component of comprehensive income.
Derivatives Instruments
The Company acquired certain derivative instruments during 2006 to reduce exposure to fluctuations in foreign currency exchange rates. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. These derivatives consist of foreign currency forward contracts and have been designated as cash flow hedges.
The Company measures its derivative instruments at fair value and records them in the Consolidated Balance Sheets as assets or liabilities. The effective portions of changes in fair value of cash flow hedges are reported in Other Comprehensive Income (OCI) and subsequently reclassified into earnings when the hedged item affects earnings. Changes in the fair value of foreign currency hedges that are designated and effective as net investment hedges are included in the cumulative translation component of OCI to the extent they are economically effective and subsequently reclassified to earnings when the hedged investments are sold or otherwise disposed of.
Reclassifications
Certain reclassifications have been made to the prior period amounts to conform to the current period presentation.
3. Rental Properties
The following table summarizes the carrying amounts of rental properties as of December 31, 2006 and 2005 (in thousands):

	2006	2005
Buildings and improvements	$1,189,676	1,068,569
Furniture, fixtures & equipment	8,147	5,240
Land	339,716	322,865

	1,537,539	1,396,674
Accumulated depreciation	(141,636)	(112,686)

Total	$1,395,903	1,283,988

Depreciation expense on rental properties was $29.1 million, $25.9 million and $22.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.
4. Unconsolidated Real Estate Joint Ventures
At December 31, 2006, the Company had a 20% investment interest in each of two unconsolidated real estate joint ventures, Atlantic-EPR I and Atlantic-EPR II. The Company accounts for its investment in these joint ventures under the equity method of accounting.

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2006, 2005, and 2004
The Company recognized income of $464, $437 and $410 (in thousands) from its investment in the Atlantic-EPR I joint venture during 2006, 2005 and 2004, respectively. The Company also received distributions from Atlantic-EPR I of $533, $511 and $512 (in thousands) during 2006, 2005 and 2004, respectively. Condensed financial information for Atlantic-EPR I is as follows as of and for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	2006	2005	2004
Rental properties, net	$29,245	29,889	30,533
Cash	141	141	141
Long-term debt	16,146	16,470	16,768
Partners’ equity	13,134	13,452	13,790
Rental revenue	4,239	4,156	4,077
Net income	2,170	2,063	1,949
The Atlantic-EPR II joint venture was formed on March 1, 2004. The Company recognized income of $295, $291 and $244 (in thousands) from its investment in this joint venture during 2006, 2005 and 2004, respectively. The Company also received distributions from Atlantic-EPR II of $341, $344 and $299 (in thousands) during 2006, 2005 and 2004, respectively. Condensed financial information for Atlantic-EPR II is as follows as of and for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	2006	2005	2004
Rental properties, net	$22,880	23,341	23,802
Cash	68	114	103
Long-term debt	13,877	14,149	14,405
Note payable to Entertainment Properties Trust	117	117	117
Partners’ equity	8,789	8,984	9,192
Rental revenue	2,778	2,778	2,377
Net income	1,287	1,280	1,046
The joint venture agreements for Atlantic-EPR I and Atlantic-EPR II allow the Company’s partner, Atlantic of Hamburg, Germany (Atlantic), to exchange up to a maximum of 10% of its ownership interest per year in each of the joint ventures for common shares of the Company or, at the discretion of the Company, the cash value of those shares as defined in each of the joint venture agreements.
5. Consolidated Real Estate Joint Venture
The Company acquired a 71.4% ownership interest in New Roc Associates, LP (New Roc) on October 27, 2003 in exchange for cash of $25 million. New Roc owns an entertainment retail center encompassing 446 thousand square feet located in New Rochelle, New York. The results of New Roc’s operations have been included in the consolidated financial statements since the date of acquisition.
As detailed in the limited partnership agreement, income or loss is allocated as follows: first, to the Company to allow its capital account to equal its cumulative preferred return of 10.142% of its original limited partnership investment, or $2.5 million per year; second, to the Company’s partner in New Roc, LRC Industries L.T.D. (LRC), to allow its capital account to equal its cumulative preferred return of 8% of its original limited partnership investment, or $1.0 million per year; third, as necessary to cause the

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2006, 2005, and 2004
capital account balance of the Company to equal the sum of its cumulative preference amount plus its invested capital; fourth, as necessary to cause the capital account balance of LRC to equal the sum of its cumulative preference amount plus its invested capital; fifth, after giving effect to the above, among the partners as necessary to cause the portion of each partner’s capital account balance exceeding such partner’s total preference amount to be in proportion to the partners’ then respective ownership interests; and sixth, any balance among the partners in proportion to their then respective ownership interests. The Company’s consolidated statements of income include net income related to New Roc of $1.9 million for the year ended December 31, 2006 and $2.5 million for each of the years ended December 31, 2005 and 2004. As described in Note 17, the Company also had a $5 million note receivable from LRC at December 31, 2006 and 2005.
As detailed in the limited partnership agreement, cash flow is distributed as follows: first, to the Company to allow for a preferred return of 10.142% of its original limited partnership investment, or $2.5 million per year, less a prorata share of capital expenditures; second, to LRC to allow for a preferred return of 8% of its original limited partnership investment, or $800 thousand per year, less a prorata share of capital expenditures; third, in proportion to the partners’ ownership interests for any undistributed capital expenditures; and fourth, until all current year distributions and the amount of debt service payments equals $8.9 million (the Trigger Level), cash flow shall be distributed 85% to the Company and 15% to LRC. After the Trigger Level has been reached for the applicable fiscal year, cash flow shall be distributed 60% to the Company and 40% to LRC. The Company received distributions from New Roc of $2.3 million, $2.7 million and $1.9 million during 2006, 2005 and 2004, respectively.
At any time after March 8, 2007, LRC has the right to exchange its interest in New Roc for common shares of the Company or the cash value of those shares, at the Company’s option, as long as the net operating income (NOI) of New Roc during the preceding 12 months exceeds $8.9 million, and certain other conditions are met. The number of common shares of the Company issuable to LRC would equal 75% of LRC’s capital in New Roc (up to 100% if New Roc’s NOI is between $8.9 million and $10.0 million), divided by the greater of the Company’s book value per share or the average closing price of the Company’s common shares. New Roc’s NOI was approximately $8.3 million for the year ended December 31, 2006 and LRC’s capital in New Roc was approximately $4.5 million.
6. Operating Leases
The Company’s rental properties are leased under operating leases with expiration dates ranging from 3 to 25 years. Future minimum rentals on non-cancelable tenant leases at December 31, 2006 are as follows (in thousands):

Amount
Year:
2007	$165,177
2008	165,107
2009	165,216
2010	164,616
2011	151,049
Thereafter	1,166,110

Total	$1,977,275

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2006, 2005, and 2004
The Company leases its executive office from an unrelated landlord and such lease expires in December, 2009. Rental expense for this lease totaled approximately $206 thousand, $200 thousand and $195 thousand in 2006, 2005 and 2004, respectively, and is included as a component of general and administrative expense in the accompanying consolidated statements of income. Future minimum lease payments under this lease at December 31, 2006 are as follows (in thousands):

Amount
Year:
2007	$209
2008	214
2009	220

Total	$643

7. Long-Term Debt
Long term debt at December 31, 2006 and 2005 consists of the following (in thousands):

	2006	2005
(1) Unsecured revolving variable rate credit facility, due January 31, 2009	25,000	—
(2) Secured revolving variable rate credit facility due March 29, 2007	—	64,000
(3) Mortgage notes payable, 6.50%-15.03%, repaid February 10, 2006	—	109,355
(4) Mortgage note payable, 6.77%, due July 11, 2028	93,045	94,859
(5) Mortgage note payable, 7.37%, due July 15, 2018	14,286	14,998
(6) Mortgage notes payable, 4.26%-9.012%, due February 10, 2013	137,267	142,399
(7) Mortgage note payable, 6.84%, due March 1, 2014	102,450	105,711
(8) Mortgage note payable, 5.58%, due April 1, 2014	63,703	64,608
(9) Mortgage note payable, 5.56%, due June 5, 2015	35,316	35,780
(10) Mortgage notes payable, 5.77%, due November 6, 2015	77,484	78,881
(11) Mortgage notes payable, 5.84%, due March 6, 2016	43,435	—
(12) Mortgage notes payable, 6.37%, due June 30, 2016	30,760	—
(13) Mortgage notes payable, 6.10%, due October 1, 2016	27,676	—
(14) Mortgage notes payable, 6.02%, due October 6, 2016	20,883	—
Other	4,000	4,000

Total	$675,305	714,591

(1)	The Company’s unsecured revolving credit facility is due January 31, 2009. There was $25.0 million outstanding on the $235 million unsecured revolving credit facility at December 31, 2006. The note required monthly payments of interest with the outstanding principal due at maturity. At December 31, 2006, the principal amounts were bearing interest at LIBOR plus 150 basis points (6.875% at December 31, 2006).

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2006, 2005, and 2004
(2)	The Company’s secured revolving credit facility due March 29, 2007 was secured by fourteen theatre properties, two theatre and retail mix properties and one retail mix property, which had a net book value of approximately $208.8 million at December 31, 2005. There was $64.0 million outstanding on the $150 million secured revolving credit facility at December 31, 2005. The note required monthly payments of interest with the outstanding principal due at maturity. At December 31, 2005, the principal amounts were bearing interest at LIBOR plus 225 basis points (6.59% at December 31, 2005). As described in Note 16, the Company’s credit facility was amended and restated in January of 2006, and converted to an unsecured credit facility (see (1) above).

(3)	The Company’s mortgage notes payable due February 10, 2006 were secured by nine theatre properties, which had a net book value of approximately $175.4 million at December 31, 2005, and by $6.5 million in cash escrow deposits. The escrow deposits are recorded as restricted cash in the accompanying consolidated balance sheets at December 31, 2005. The escrow deposits were required by the terms of the mortgage notes and were available to pay debt service on the mortgage notes if certain triggering events occurred, or they were to be applied to the principal amount at maturity. The notes required monthly principal and interest payments of approximately $1.0 million with a final principal payment at maturity of approximately $109.0 million. The notes were paid in full at maturity on February 10, 2006.

(4)	The Company’s mortgage note payable due July 11, 2028 is secured by eight theatre properties, which had a net book value of approximately $132.4 million at December 31, 2006. The note had an initial balance of $105.0 million and the monthly payments are based on a 30 year amortization schedule. The note requires monthly principal and interest payments of approximately $689 thousand. This mortgage agreement contains a “hyper-amortization” feature, in which the principal payment schedule is rapidly accelerated, and our principal payments are substantially increased, if we fail to pay the balance of approximately $89.9 million on the anticipated prepayment date of July 11, 2008.

(5)	The Company’s mortgage note payable due June 15, 2018 is secured by one theatre property, which had a net book value of approximately $21.0 million at December 31, 2006. The note had an initial balance of $18.9 million and the monthly payments are based on a 20 year amortization schedule. The notes require monthly principal and interest payments of approximately $151 thousand with a final principal payment at maturity of approximately $843 thousand.

(6)	The Company’s mortgage notes payable due February 10, 2013 are secured by fourteen theatre properties, which had a net book value of approximately $222.0 million at December 31, 2006. The notes had an initial balance of $155.5 million of which approximately $98.6 million has monthly payments that are interest only and $56.9 million has monthly payments based on a 10 year amortization schedule. The notes require monthly principal and interest payments of approximately $1.1 million with a final principal payment at maturity of approximately $99.2 million. The weighted average interest rate on these notes is 5.57%.

(7)	The Company’s mortgage note payable due March 1, 2014 is secured by four theatre and retail mix properties in Ontario, Canada, which had a net book value of approximately $178.9 million at December 31, 2006. The mortgage note payable is denominated in Canadian dollars (CAD). The note had an initial balance of CAD $128.6 million and the monthly payments are based on a 20 year amortization schedule. The note requires monthly principal and interest payments of approximately CAD $977 thousand with a

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2006, 2005, and 2004
final principal payment at maturity of approximately CAD $85.6 million. At December 31, 2006 and 2005, the outstanding balance in Canadian dollars was CAD $119.4 million and CAD $126.6 million, respectively.

(8)	The Company’s mortgage note payable due April 1, 2014 is secured by one theatre and retail mix property, which had a net book value of approximately $93.4 million at December 31, 2006. The note had an initial balance of $66.0 million and the monthly payments are based on a 30 year amortization schedule. The note requires monthly principal and interest payments of approximately $378 thousand with a final principal payment at maturity of approximately $55.3 million.

(9)	The Company’s mortgage note payable due June 5, 2015 is secured by one theatre and retail mix property, which had a net book value of approximately $50.1 million at December 31, 2006. The note had an initial balance of $36.0 million and the monthly payments are based on a 30 year amortization schedule. The note requires monthly principal and interest payments of approximately $206 thousand with a final principal payment at maturity of approximately $30.1 million.

(10)	The Company’s mortgage notes payable due November 6, 2015 are secured by six theatre properties, which had a net book value of approximately $88.1 million at December 31, 2006. The notes had an initial balance of $79.0 million and the monthly payments are based on a 25 year amortization schedule. The notes require monthly principal and interest payments of approximately $498 thousand with a final principal payment at maturity of approximately $60.8 million.

(11)	The Company’s mortgage notes payable due March 6, 2016 are secured by two theatre properties, which had a net book value of approximately $38.5 million at December 31, 2006. The notes had an initial balance of $44.0 million and the monthly payments are based on a 25 year amortization schedule. The notes require monthly principal and interest payments of approximately $279 thousand with a final principal payment at maturity of approximately $33.9 million.

(12)	The Company’s mortgage notes payable due June 30, 2016 are secured by two theatre properties, which had a net book value of approximately $37.0 million at December 31, 2006. The notes had an initial balance of $31.0 million and the monthly payments are based on a 25 year amortization schedule. The notes require monthly principal and interest payments of approximately $207 thousand with a final principal payment at maturity of approximately $24.4 million.

(13)	The Company’s mortgage notes payable due October 1, 2016 are secured by four theatre properties, which had a net book value of approximately $31.3 million at December 31, 2006. The notes had an initial balance of $27.8 million and the monthly payments are based on a 25 year amortization schedule. The notes require monthly principal and interest payments of approximately $180 thousand with a final principal payment at maturity of approximately $21.6 million.

(14)	The Company’s mortgage notes payable due October 6, 2016 are secured by three theatre properties, which had a net book value of approximately $22.7 million at December 31, 2006. The notes had an initial balance of $20.9 million and the monthly payments are based on a 25 year amortization schedule. The notes require monthly principal and interest payments of approximately $135 thousand with a final principal payment at maturity of approximately $16.2 million.

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2006, 2005, and 2004
Certain of the Company’s long-term debt agreements contain customary restrictive covenants related to financial and operating performance. At December 31, 2006, the Company was in compliance with all restrictive covenants.
Principal payments due on long term debt obligations subsequent to December 31, 2006 are as follows (in thousands):

Amount
Year:
2007	$16,446
2008	106,458
2009	41,360
2010	17,376
2011	18,455
Thereafter	475,210

Total	$675,305

The Company capitalizes a portion of interest costs as a component of property under development. The following is a summary of interest expense, net for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	2006	2005	2004
Interest on credit facilty and mortgage loans	$46,176	40,159	37,607
Amortization of deferred financing costs	2,713	3,345	3,299
Credit facility and letter of credit fees	203	699	772
Interest cost capitalized	(100)	(160)	(688)
Interest income	(1,554)	(1,616)	(2,936)

Interest expense, net	$47,438	42,427	38,054

8. Share Incentive Plan
The Company maintains a Share Incentive Plan under which an aggregate of 3,000,000 common shares and options to purchase common shares, subject to adjustment in the event of certain capital events, may be granted. At December 31, 2006, there were 1,241,675 shares available for grant under the Share Incentive Plan.
Share Options
Share options issued under the Share Incentive Plan have exercise prices equal to the fair market value of a common share at the date of grant. The options may be granted for any reasonable term, not to exceed 10 years, and typically become exercisable at a rate of 20% per year over a five–year period. For trustees, share options become exercisable over a one-year period. The Company generally issues new common shares upon option exercise. A summary of the Company’s share option activity and related information is as follows:

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2006, 2005, and 2004

			Weighted
			Average
	Number of	Option Price	Exercise
	Shares	Per Share	Price
Outstanding at December 31, 2003	1,007,943	14.00 - 27.43	19.67
Exercised	(178,353)	14.13 - 26.87	16.22
Granted	151,087	32.50 - 39.80	36.41

Outstanding at December 31, 2004	980,677	$14.00 - $39.80	$22.99
Exercised	(215,137)	14.13 - 34.26	19.57
Granted	124,636	41.65 - 43.75	42.27

Outstanding at December 31, 2005	890,176	$14.00 - $43.75	$26.52
Exercised	(16,326)	16.05 - 41.65	18.77
Granted	107,823	40.55 - 42.46	41.86

Outstanding at December 31, 2006	981,673	$14.00 - $43.75	$28.33

The weighted average fair value of options granted was $5.19, $3.47 and $1.18 during 2006, 2005 and 2004, respectively. At December 31, 2006, stock-option expense to be recognized in future periods was $648 thousand.
The following table summarizes outstanding options at December 31, 2006:

Exercise	Options	Weighted avg.	Weighted avg.	Aggregate intrinsic
price range	outstanding	life remaining	exercise price	value (in thousands)
$14.00 - 19.99	218,810	3.67
20.00 - 29.99	383,565	5.83
30.00 - 39.99	147,171	7.30
40.00 - 43.75	232,127	8.92

	981,673	6.30	$28.33	$29,554

The following table summarizes exercisable options at December 31, 2006:

Exercise	Options	Weighted avg.	Weighted avg.	Aggregate intrinsic
price range	exercisable	life remaining	exercise price	value (in thousands)
$14.00 - 19.99	216,810	3.66
20.00 - 29.99	225,195	5.69
30.00 - 39.99	85,020	7.32
40.00 - 43.75	40,861	8.60

	567,886	5.37	$23.77	$19,691

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2006, 2005, and 2004
Restricted Shares
A summary of the Company’s restricted share activity and related information is as follows:

		Weighted	Weighted
		Average	Average
	Number of	Grant Date	Life
	Shares	Fair Value	Remaining
Outstanding at December 31, 2005	140,133	$35.32
Granted	83,205	41.36
Vested	(53,784)	31.49

Outstanding at December 31, 2006	169,554	39.50	1.25

The holders of restricted shares have voting rights and receive dividends from the date of grant. These shares vest ratably over a period of three to five years. At December 31, 2006, unamortized share-based compensation expense related to non-vested restricted shares was $2.9 million.
9. Related Party Transactions
In 2000, the Company loaned an aggregate of $3.5 million to Company executives. The loans were made in order for the executives to purchase common shares of the Company at the market value of the shares on the date of the loan, as well as to repay borrowings on certain amounts previously loaned. The loans are recourse to the executives’ assets and bear interest at 6.24%, are due on January 1, 2011 and interest is payable at maturity. Interest income from these loans totaled $347 thousand, $327 thousand and $307 thousand for the years ended December 31, 2006, 2005 and 2004, respectively. These loans were issued with terms that include a Loan Forgiveness Program, under which the compensation committee of the Board of Trustees may forgive a portion of the above referenced indebtedness after application of proceeds from the sale of shares, following a change in control of the Company. The compensation committee may also forgive the debt incurred upon termination of employment by reason of death, disability, normal retirement or without cause. At December 31, 2006 and 2005, accrued interest receivable on these loans, included in other assets in the accompanying consolidated balance sheets, was $2.4 million and $2.0 million, respectively.
The Company loaned $5 million to its New Roc minority joint venture partner in 2003 in connection with the acquisition of its interest in New Roc. See Note 17 for additional information on this note.

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2006, 2005, and 2004
10. Earnings Per Share
The following table summarizes the Company’s common shares used for computation of basic and diluted earnings per share for the years ended December 31, 2006, 2005 and 2004 (amounts in thousands except per share information):

	Year Ended December 31, 2006
	Income	Shares	Per Share
	(numerator)	(denominator)	Amount
Basic earnings:
Income available to common shareholders	$70,432	26,147	$2.69
Effect of dilutive securities:
Stock options	—	372	(0.03)
Non-vested common share grants	—	108	(0.01)

Diluted earnings	$70,432	26,627	$2.65

	Year Ended December 31, 2005
	Income	Shares	Per Share
	(numerator)	(denominator)	Amount
Basic earnings:
Income available to common shareholders	$57,707	25,019	$2.31
Effect of dilutive securities:
Stock options	—	345	(0.03)
Non-vested common share grants	—	140	(0.02)

Diluted earnings	$57,707	25,504	$2.26

	Year Ended December 31, 2004
	Income	Shares	Per Share
	(numerator)	(denominator)	Amount
Basic earnings:
Income available to common shareholders	$48,250	22,721	$2.12
Effect of dilutive securities:
Stock options	—	383	(0.03)
Contingent shares from conversion of minority interest	750	429	(0.01)
Non-vested common share grants	—	131	(0.01)

Diluted earnings	$49,000	23,664	$2.07

The additional common shares that would result from the conversion of the Company’s Series C convertible preferred shares, issued on December 22, 2006, and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted earnings per share for the year ended December 31, 2006 because the effect is antidilutive.

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2006, 2005, and 2004
11. Derivative Instruments
In 1998, the Company entered into a forward contract in connection with a mortgage note payable due July 2028 to essentially fix the base rate of interest on a notional amount of $105 million. Because of a hyper-amortization feature on this note, as further described in Note 7, it is anticipated that this note will be paid in full prior to maturity in July, 2008, the optional prepayment date. The forward contract settled on June 29, 1998, the closing date of the long-term debt issuance, and the Company incurred a loss of $1.4 million, which is being amortized as an increase to interest expense over the anticipated ten year term of the long-term debt resulting in an effective interest rate of 6.84%. The remaining unamortized amount of $263 thousand and $434 thousand is included in other assets in the accompanying 2006 and 2005 consolidated balance sheets, respectively. Additionally, for the years end December 31, 2006 and 2005, the Company has no other activity related to interest rate derivatives.
The Company is exposed to the effect of changes in foreign currency exchange rate fluctuations. The Company limits this risk by following established risk management policies and procedures including the use of derivatives. The Company’s objective in using derivatives is to add stability to reported earnings and to manage its exposure to foreign exchange movements or other identified risks. To accomplish this objective, the Company primarily uses foreign currency forwards as part of a cash flow hedging strategy. Foreign currency forwards designated as cash flow hedges involve the exchange of Canadian dollars (CAD) for U.S. dollars at the maturity of the agreements at rates that were set on the hedge trade dates. During December, 2006, the Company entered into foreign currency forward contracts with an aggregate notional value of $12 million CAD (with rates ranging from 1.146 to 1.155 CAD per U.S. dollar) to hedge a portion of the Canadian cash flows. These transactions are expected to occur on twelve forward settlement dates between January, 2007 and December, 2007.
At December 31, 2006, all of the Company’s foreign currency derivatives were designated as cash flow hedges. At December 31, 2006, foreign currency derivatives with a fair value of $72 thousand were included in other assets. The unrealized gain on those derivatives of $72 thousand in 2006 is recorded in the consolidated statements of changes in shareholders’ equity and comprehensive income. No hedge ineffectiveness on cash flow hedges was recognized during 2006.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to earnings as payments are made and received on the hedged Canadian cash flows. During 2007, the Company estimates that $72 thousand will be reclassified from other comprehensive income to earnings.
12. Fair Value of Financial Instruments
Management compares the carrying value and the estimated fair value of our financial instruments. The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instruments at December 31, 2006 and 2005:
Mortgage notes receivable and related accrued interest receivable:
At December 31, 2006, the Company had mortgage notes receivable with a carrying value, including related accrued interest, of $76.1 million. The mortgage notes bear interest at 9% to 15% and their carrying value approximates fair value.

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2006, 2005, and 2004
At December 31, 2005, the Company had a mortgage note receivable with a carrying value, including related accrued interest, of $44.1 million. The mortgage note bears interest at 15% and its carrying value approximates fair value.
Cash and cash equivalents, restricted cash:
Due to the highly liquid nature of our short term investments, the carrying values of our cash and cash equivalents and restricted cash approximate the fair market values.
Accounts and notes receivable:
The carrying values of our accounts and notes receivable approximate the fair market value.
Foreign Currency Derivatives:
Foreign currency derivatives are carried at their fair market value.
Debt Instruments:
The fair value of the Company’s debt as of December 31, 2006 and 2005 is estimated by discounting the future cash flows of each instrument using current market rates. At December 31, 2006 and 2005, the Company had a carrying value of $25.0 million and $64.0 million, respectively, in variable rate debt outstanding, which management believes represents fair value.
At December 31, 2006, the Company had a carrying value of $650.3 million in fixed rate long-term debt outstanding with an average weighted interest rate of approximately 6.1%. Discounting the future cash flows for fixed rate debt using an estimated market rate of 5.91%, management estimates the fixed rate debt’s fair value to be approximately $655.0 million at December 31, 2006.
At December 31, 2005, the Company had a carrying value of $650.6 million in fixed rate long-term debt outstanding with an average weighted interest rate of approximately 6.3%. Discounting the future cash flows for fixed rate debt using an estimated market rate of 5.75%, management estimates the fixed rate debt’s fair value to be approximately $658.5 million at December 31, 2005.
Accounts payable and accrued liabilities:
The carrying value of accounts payable and accrued liabilities approximates fair value due to the short term maturities of these amounts.
Common and preferred dividends payable:
The carrying values of common and preferred dividends payable approximate fair value due to the short term maturities of these amounts.

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2006, 2005, and 2004
     13. Quarterly Financial Information (unaudited)
     Summarized quarterly financial data for the years ended December 31, 2006 and 2005 are as follows (in thousands, except per share data):

	March 31	June 30	September 30	December 31
2006:
Total revenue	$46,210	51,523	48,683	49,084
Net income	19,041	21,138	20,716	21,394
Net income available to common shareholders	16,125	18,222	17,800	18,285
Basic net income per common share	0.63	0.69	0.68	0.70
Diluted net income per common share	0.62	0.68	0.66	0.68

	March 31	June 30	September 30	December 31
2005:
Total revenue	$37,943	40,774	41,825	44,274
Net income	15,813	17,322	17,814	18,112
Net income available to common shareholders	13,207	14,406	14,898	15,196
Basic net income per common share	0.53	0.58	0.59	0.61
Diluted net income per common share	0.52	0.57	0.58	0.60
The quarterly financial information for the periods ended March 31, June 30, and September 30, 2006 are different than as previously presented in the Company’s interim financial statements due to the implementation of SAB 108 as described in Note 19. Such implementation increased previously reported total revenue and net income by $343 thousand ($0.01 per share) for each of the periods then ended.

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2006, 2005, and 2004
14. Common and Preferred Shares
Common Shares
The Board of Trustees declared cash dividends totaling $2.75 per common share for the year ended December 31, 2006 and $2.50 per common share for the year ended December 31, 2005.
Of the total dividends calculated for tax purposes, the amounts characterized as ordinary income, return of capital and capital gain for 2006 and 2005 are as follows:
Cash dividends paid per common share for the year ended December 31, 2006:

		Cash	Taxable
	Cash payment	distribution	ordinary	Return of	Long-term
Record date	date	per share	income	capital	capital gain
12-30-05	01-17-06	$0.62500	0.59891	0.02609	—
03-31-06	04-17-06	0.68750	0.65881	0.02869	—
06-30-06	07-14-06	0.68750	0.65881	0.02869	—
09-29-06	10-13-06	0.68750	0.65881	0.02869	—

Total for 2006		$2.68750	2.57534	0.11216	—

		$100.0%	95.8%	4.2%	—
Cash dividends paid per common share for the year ended December 31, 2005:

		Cash	Taxable
	Cash payment	distribution	ordinary	Return of	Long-term
Record date	date	per share	income	capital	capital gain
12-31-04	01-14-05	$0.56250	0.46355	0.09895	—
03-31-05	04-15-05	0.62500	0.51505	0.10995	—
06-30-05	07-15-05	0.62500	0.51505	0.10995	—
09-30-05	10-14-05	0.62500	0.51505	0.10995	—

Total for 2005		$2.43750	2.00870	0.42880	—

		$100.0%	82.4%	17.6%	—
On February 8, 2006, the Company issued 1.0 million common shares at $41.25 per share in a registered public offering. The underwriter of this offering subsequently exercised an option to purchase an additional 150 thousand common shares at $41.25 per share which closed on February 15, 2006. Total net proceeds to the Company after expenses were approximately $46.2 million.
Series A Preferred Shares
On May 29, 2002, the Company issued 2.3 million 9.50% Series A cumulative redeemable preferred shares (“Series A preferred shares”) in a registered public offering. The Company may not redeem the Series A preferred shares, which have a $25 liquidation preference per share, before May 29, 2007, except in limited circumstances to preserve the Company’s REIT status. On or after May 29, 2007, the Company may, at its option, redeem the Series A preferred shares in whole at any time or in part from

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2006, 2005, and 2004
time to time, by paying $25 per share, plus any accrued and unpaid dividends up to and including the date of redemption. The Series A preferred shares generally have no stated maturity, are not subject to any sinking fund or mandatory redemption, and are not convertible into any of the Company’s other securities. The Board of Trustees declared cash dividends totaling $2.375 per Series A preferred share for each of the years ended December 31, 2006 and 2005.
Of the total dividends calculated for tax purposes, the amounts characterized as ordinary income, return of capital and capital gain for 2006 and 2005 are as follows:
Cash dividends paid per Series A preferred share for the year ended December 31, 2006:

		Cash	Taxable
	Cash payment	distribution	ordinary	Return of	Long-term
Record date	date	per share	income	capital	capital gain
12-30-05	01-17-06	$0.59375	0.59375	—	—
03-31-06	04-17-06	0.59375	0.59375	—	—
06-30-06	07-14-06	0.59375	0.59375	—	—
09-29-06	10-13-06	0.59375	0.59375	—	—

Total for 2006		$2.37500	2.37500	—	—

		$100.0%	100.0%	—	—
Cash dividends paid per Series A preferred share for the year ended December 31, 2005:

		Cash	Taxable
	Cash payment	distribution	ordinary	Return of	Long-term
Record date	date	per share	income	capital	capital gain
12-31-04	01-14-05	$0.59375	0.59375	—	—
03-31-05	04-15-05	0.59375	0.59375	—	—
06-30-05	07-15-05	0.59375	0.59375	—	—
09-30-05	10-14-05	0.59375	0.59375	—	—

Total for 2005		$2.37500	2.37500	—	—

		$100.0%	100.0%	—	—
Series B Preferred Shares
On January 19, 2005, the Company issued 3.2 million 7.75% Series B cumulative redeemable preferred shares (“Series B preferred shares”) in a registered public offering for net proceeds of $77.5 million, before expenses. The Company pays cumulative dividends on the Series B preferred shares from (and including) the date of original issuance in the amount of $1.9375 per share each year, which is equivalent to 7.75% of the $25 liquidation preference per share. Dividends on the Series B preferred shares are payable quarterly in arrears, and began on April 15, 2005. The Company may not redeem the Series B preferred shares before January 19, 2010, except in limited circumstances to preserve the Company’s REIT status. On or after January 19, 2010, the Company may, at its option, redeem the Series B preferred shares in whole at any time or in part from time to time, by paying $25 per share, plus any accrued and unpaid dividends up to and including the date of redemption. The Series B preferred shares generally

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2006, 2005, and 2004
have no stated maturity, will not be subject to any sinking fund or mandatory redemption, and are not convertible into any of the Company’s other securities. Owners of the Series B preferred shares generally have no voting rights, except under certain dividend defaults. The Board of Trustees declared cash dividends totaling$1.9375 and $1.35625 per Series B preferred share for the years ended December 31, 2006 and 2005, respectively.
Of the total dividends calculated for tax purposes, the amounts characterized as ordinary income, return of capital and capital gain for 2006 and 2005 are as follows:
Cash dividends paid per Series B preferred share for the year ended December 31, 2006:

		Cash	Taxable
	Cash payment	distribution	ordinary	Return of	Long-term
Record date	date	per share	income	capital	capital gain
12-30-05	01-17-06	0.484375	0.484375
03-31-06	04-17-06	0.484375	0.484375	—	—
06-30-06	07-14-06	0.484375	0.484375	—	—
09-29-06	10-13-06	0.484375	0.484375	—	—

Total for 2006		$1.937500	1.937500	—	—

		$100.0%	100.0%	—	—
Cash dividends paid per Series B preferred share for the year ended December 31, 2005:

		Cash	Taxable
	Cash payment	distribution	ordinary	Return of	Long-term
Record date	date	per share	income	capital	capital gain
03-31-05	04-15-05	0.387500	0.387500	—	—
06-30-05	07-15-05	0.484375	0.484375	—	—
09-30-05	10-14-05	0.484375	0.484375	—	—

Total for 2005		$1.356250	1.356250	—	—

		$100.0%	100.0%	—	—
Series C Convertible Preferred Shares
On December 22, 2006, the Company issued 5.4 million 5.75% Series C cumulative convertible preferred shares (“Series C preferred shares”) in a registered public offering for net proceeds of approximately $130.8 million, after expenses. The Company will pay cumulative dividends on the Series C preferred shares from the date of original issuance in the amount of $1.4375 per share each year, which is equivalent to 5.75% of the $25 liquidation preference per share. Dividends on the Series C preferred shares are payable quarterly in arrears, and will begin on January 15, 2007 with a pro-rated quarterly payment of $0.035938 per share. The Company does not have the right to redeem the Series C preferred shares except in limited circumstances to preserve the Company’s REIT status. The Series C preferred shares have no stated maturity and will not be subject to any sinking fund or mandatory redemption. The Series C preferred shares are convertible, at the holder’s option, into the Company’s common shares at an initial conversion rate of 0.3504 common shares per Series C preferred share, which is equivalent to an initial conversion price of $71.34 per common share. This conversion ratio may increase over time upon certain

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2006, 2005, and 2004
specified triggering events including if the Company’s common share dividend exceeds a certain quarterly threshold which will initially be set at $0.6875 per common share.
Upon the occurrence of certain fundamental changes, the Company will under certain circumstances increase the conversion rate by a number of additional common shares or, in lieu thereof, may in certain circumstances elect to adjust the conversion rate upon the Series C preferred shares becoming convertible into shares of the public acquiring or surviving company.
On or after January 15, 2012, the Company may, at its option, cause the Series C preferred shares to be automatically converted into that number of common shares that are issuable at the then prevailing conversion rate. The Company may exercise its conversion right only if, at certain times, the closing price of the Company’s common shares equals or exceeds 135% of the then prevailing conversion price of the Series C preferred shares.
Owners of the Series C preferred shares generally have no voting rights, except under certain dividend defaults. Upon conversion, the Company may choose to deliver the conversion value to the owners in cash, common shares, or a combination of cash and common shares.
The proceeds from this offering were used to pay down the Company’s unsecured revolving credit facility described in Note 7. The Board of Trustees declared cash dividends totaling $0.035938 per Series C preferred share for the year ended December 31, 2006. No cash dividends were paid on Series C preferred shares during the year ended December 31, 2006.
15. Investment in Mortgage Notes
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
This mortgage note receivable bears interest at 15% and has a stated maturity of June 2, 2010. The Partnership has an agreement with a bank to provide a first mortgage construction loan to the Partnership of up to $106 million Canadian. The bank construction financing is senior to the Company’s mortgage note.
In the original loan agreement, no principal or interest payments were due to the Company prior to November 30, 2007, at which time a 25% principal payment was due along with all accrued interest to date (defined as the “Option Due Date Amount”). The Partnership also had an option on November 30, 2007 (the “Option Date”) to either pay off the note in full including all accrued interest, without penalty, or to extend the Option Due Date Amount by an additional 12 months, in which case the Option Date would be November 30, 2008. The Partnership could also prepay the note (in full only, including all accrued interest) at any other time with prepayment penalties as defined in the agreement.

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2006, 2005, and 2004
On March 3, 2006, the Company invested an additional $8.7 million Canadian (U.S. $7.7 million) in this mortgage note receivable and the original mortgage note was amended and restated. No principal or interest payments on the mortgage note receivable are now due prior to May 31, 2008. In addition, the Option Date was changed to May 31, 2008 and the Partnership’s extension right was reduced from 12 months to 6 months such that the outside Option Date remains November 30, 2008. The additional $8.7 million Canadian bears interest at 15% and has a stated maturity of February 9, 2011. If not paid in full by May 31, 2008, interest is payable monthly beginning in June 2008. The Company received a loan origination fee at closing of $400,000 Canadian which is being amortized as additional mortgage financing interest income over the term of the loan.
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
On June 13, 2006, the Company posted two irrevocable standby letters of credit that totaled $7.4 million (U.S.) for the benefit of the Partnership’s first mortgage construction financing lender. These letters of credit expire on June 13, 2007, but they automatically renew each year unless the Partnership’s first mortgage construction lender cancels them or the construction loan is paid off. The Company accrues interest income on these outstanding letters of credit at a rate of 12% (15% if drawn upon by the construction lender) and the outstanding balance, with accrued interest, is due from the Partnership on the maturity date of the original mortgage note from the Partnership. The Company has no obligation to fund any additional amounts, and has no guarantees of any kind related to the Partnership’s first mortgage construction loan.
The carrying value of the Company’s mortgage note receivable at December 31, 2006 and 2005 was US $60.0 million and US $44.1 million, respectively, including related accrued interest receivable of US $12.5 million and US $3.7 million, respectively. Cost overruns of the project, if any, are the responsibility of the Partnership.
On March 10, 2006, a wholly-owned subsidiary of the Company provided a secured mortgage loan of $8.0 million to SNH Development, Inc. The secured property is the Crotched Mountain Ski Resort located in Bennington, New Hampshire. The property serves the Boston and Southern New Hampshire markets and has approximately 45 acres of skiing terrain that is serviced by nine lifts. The carrying value of this mortgage note receivable at December 31, 2006 was $8.1 million, including related accrued interest receivable of $62 thousand. This loan is guaranteed by Peak Resorts, Inc., which operates the property, and has a maturity date of March 10, 2027. Monthly interest payments are made to the Company and the unpaid principal balance initially bears interest at 9.25% per annum. Annually, this interest rate increases based on a formula dependent in part on increases in the Consumer Price Index (CPI).
Additionally, during the quarter ended December 31, 2006, a wholly-owned subsidiary of the Company provided a secured construction mortgage loan of $8.0 million to Boardwalk Ventures, LLC, Grand Slidell, LLC and Esplanade Theatres, LLC. The funds from this loan are being used to construct a

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2006, 2005, and 2004
megaplex theatre property in Louisiana. The carrying value of this mortgage note receivable at December 31, 2006 was $8.1 million, including related accrued interest receivable of $55 thousand. The loan is secured by the property under development and guaranteed by VSS-Southern Theatres, LLC, which will operate the property at completion, and has a maturity date of November 9, 2007. Monthly interest payments are made to the Company and the unpaid principal balance bears interest at LIBOR plus 3.5%.
16. Amendment and Restatement of Credit Facility
On January 31, 2006, the Company amended and restated its secured revolving credit facility to increase the size of the facility to $200 million from $150 million and reduce the interest rate charged on the facility from rates ranging from LIBOR plus 175 to 250 basis points to LIBOR plus 130 to 175 basis points. The facility was also converted from a secured to an unsecured facility. The unsecured revolving credit facility has a three year term expiring in 2009 with a one year extension available at the Company’s option. As a result of this amendment and restatement, the Company expensed certain unamortized financing costs, totaling approximately $673 thousand, in the first quarter of 2006. On June 6, 2006 the size of the facility was increased to $235 million from $200 million with no modification to the terms and conditions of the credit agreement.
17. Notes Receivable
The Company loaned $5 million to its New Roc minority joint venture partner in 2003 in connection with the acquisition of its interest in New Roc. This note is included in accounts and notes receivable, bears interest at 10% per year, matures on March 9, 2009, and is secured by the minority partner’s interest in the partnership. In February 2004, the Company loaned an additional $5 million to the minority partner with interest also at 10% per year. This note was paid in full, including all accrued interest, on October 14, 2004. Interest income from these loans totaled $500 thousand for each of the years ended December 31, 2006 and 2005, and $954 thousand for the year ended December 31, 2004.
The Company also has a note receivable from Mosaica Education, Inc. of $3.5 million at December 31, 2006. This note is included in accounts and notes receivable, bears interest at 9.23% per year, matures on January 31, 2008, and is secured by certain pledge agreements and other collateral. The Company also has the right to call the note and 120 days after such notice to the borrower, the note becomes due and payable, including all related accrued interest.
18. Executive Retirement
Effective June 30, 2006, an executive of the Company retired. In exchange for a consulting and non-compete agreement with a term of five years, the Company agreed to allow the executive to continue to vest in his unvested share options and restricted shares as of June 30, 2006, in accordance with the original vesting schedules. In accordance with SFAS 123R, the fair values of such unvested awards of $522 thousand and $852 thousand, respectively, were included in general and administrative expense during 2006.

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2006, 2005, and 2004
19. Staff Accounting Bulletin No. 108 (SAB 108)
In September 2006, the SEC released SAB 108. SAB 108 permits the Company to adjust for the cumulative effect of errors relating to prior years previously considered to be immaterial by adjusting the opening balance of retained earnings in the year of adoption. SAB 108 also requires the adjustment of any prior quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. Such adjustments do not require previously filed reports with the SEC to be amended.
Effective January 1, 2006, the Company adopted SAB 108. In accordance with SAB 108, the Company increased distributions in excess of net income as of January 1, 2006, and its rental revenue and net income for the first three quarters of 2006 for the recognition of straight-line rental revenues and net receivables as further described below. The Company considers these adjustments to be immaterial to prior years on both a qualitative and quantitative basis.
SFAS No. 13 “Accounting for Leases” requires rental income that is fixed and determinable to be recognized on a straight-line basis over the minimum term of the lease. Certain leases executed or acquired between 1998 and 2003 contain rental income provisions that are fixed and determinable yet straight line revenue recognition in accordance with SFAS No. 13 was not applied. Accordingly, the implementation of SAB 108 corrects the revenue recognition related to such leases. The cumulative effect of implementing SAB 108 is to increase shareholders’ equity as of January 1, 2006 by $7.7 million. The first, second and third quarter 2006 impact of this adjustment is summarized below (dollars in thousands, except per share data):

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2006, 2005, and 2004

	Previously
	Reported	Adjustment	As Adjusted
As of and for the three months ended March 31, 2006
Other assets	28,662	7,999	36,661
Distributions in excess of net income	(32,525)	7,999	(24,526)
Shareholders’ equity	709,351	7,999	717,350
Rental revenue	39,130	343	39,473
Net income	18,698	343	19,041
Net income available to common shareholders	15,782	343	16,125
Diluted net income per common share	0.61	0.01	0.62

As of and for the three months ended June 30, 2006
Other assets	29,973	8,342	38,315
Distributions in excess of net income	(32,836)	8,342	(24,494)
Shareholders’ equity	719,556	8,342	727,898
Rental revenue	44,480	343	44,823
Net income	20,795	343	21,138
Net income available to common shareholders	17,879	343	18,222
Diluted net income per common share	0.67	0.01	0.68

For the six months ended June 30, 2006
Rental revenue	83,610	686	84,296
Net income	39,492	686	40,178
Net income available to common shareholders	33,661	686	34,347
Diluted net income per common share	1.28	0.03	1.31

As of and for the three months ended September 30, 2006
Other assets	31,026	8,685	39,711
Distributions in excess of net income	(33,580)	8,685	(24,895)
Shareholders’ equity	719,261	8,685	727,946
Rental revenue	41,117	343	41,460
Net income	20,373	343	20,716
Net income available to common shareholders	17,457	343	17,800
Diluted net income per common share	0.65	0.01	0.66

For the nine months ended September 30, 2006
Rental revenue	124,727	1,029	125,756
Net income	59,865	1,029	60,894
Net income available to common shareholders	51,118	1,029	52,147
Diluted net income per common share	1.93	0.04	1.97
20. Conversion of Preferred Interest in EPT Gulf States, LLC
On September 20, 2004, 100% of the preferred interest in EPT Gulf States, LLC (Gulf States), a subsidiary formed in 2002 for the purpose of acquiring five theatre properties, was converted to 857,145 restricted common shares of the Company. As a result, $15 million of minority interest in Gulf States was converted to common shares and additional paid-in-capital. Minority interest expense related to the preferred interest in Gulf States was $.8 million for the year ended December 31, 2004.

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2006, 2005, and 2004
21. Commitments and Contingencies
As of December 31, 2006, the Company had two theatre development projects under construction for which it has agreed to finance the development costs. These theatres are expected to have a total of 32 screens and their development costs (including land) are expected to be approximately $28.8 million. Through December 31, 2006, the Company has invested $12.0 million in these projects (including land), and has commitments to fund approximately $16.8 million of additional improvements. Development costs are advanced by the Company in periodic draws. If the Company determines that construction is not being completed in accordance with the terms of the development agreement, the Company can discontinue funding construction draws. The Company has agreed to lease the theatres to the operators at pre-determined rates.

Entertainment Properties Trust
Schedule II — Valuation and Qualifying Accounts
December 31, 2006

	Balance at	Additions	Deductions	Balance at
Description	December 31, 2005	During 2006	During 2006	December 31, 2006
Reserve for Doubtful Accounts
	244,000	1,127,000 *	(248,000)	1,123,000

*	Additions during 2006 include $877,000 in bad debt expense and $250,000 recorded in conjunction with the Company’s implementation of SAB 108.
See accompanying report of independent registered public accounting firm.
Entertainment Properties Trust
Schedule II — Valuation and Qualifying Accounts
December 31, 2005

	Balance at	Additions	Deductions	Balance at
Description	December 31, 2004	During 2005	During 2005	December 31, 2005
Reserve for Doubtful Accounts
	93,000	482,000	(331,000)	244,000
See accompanying report of independent registered public accounting firm.

Entertainment Properties Trust
Schedule III — Real Estate and Accumulated Depreciation
December 31, 2006 (Dollars in thousands)

			Initial cost			Gross Amount at December 31, 2006
				Buildings,	Additions (Sales)		Buildings,
				Equipment &	Subsequent to		Equipment &		Accumulated	Date	Depreciation
Description	Market	Encumbrance	Land	improvements	acquisition	Land	improvements	Total	depreciation	acquired	life
Grand 24	Dallas, TX	$10,635	3,060	15,281	—	3,060	15,281	18,341	3,247	11/97	40 years
Mission Valley 20	San Diego, CA	9,294	—	16,028	—	—	16,028	16,028	3,406	11/97	40 years
Promenade 16	Los Angeles, CA	16,308	6,021	22,104	—	6,021	22,104	28,125	4,697	11/97	40 years
Ontario Mills 30	Los Angeles, CA	14,479	5,521	19,450	—	5,521	19,450	24,971	4,133	11/97	40 years
Lennox 24	Columbus, OH	7,355	—	12,685	—	—	12,685	12,685	2,696	11/97	40 years
West Olive 16	St. Louis, MO	10,197	4,985	12,602	—	4,985	12,602	17,587	2,678	11/97	40 years
Studio 30	Houston, TX	15,111	6,023	20,037	—	6,023	20,037	26,060	4,258	11/97	40 years
Huebner Oaks 24	San Antonio, TX	9,666	3,006	13,662	—	3,006	13,662	16,668	2,903	11/97	40 years
First Colony 24	Houston, TX	—	—	19,100	67	—	19,167	19,167	4,348	11/97	40 years
Oakview 24	Omaha, NE	3,426	5,215	16,700	59	5,215	16,759	21,974	3,801	11/97	40 years
Leawood 20	Kansas City, MO	—	3,714	12,086	43	3,714	12,129	15,843	2,751	11/97	40 years
On The Border	Dallas, TX	—	879	—	—	879	—	879	—	11/97	n/a
Bennigans	Dallas, TX	—	565	—	1,000	565	1,000	1,565	332	11/97	20 years
Bennigans	Houston, TX	—	652	—	750	652	750	1,402	249	11/97	20 years
Texas Land & Cattle	Dallas, TX	—	1,519	—	—	1,519	—	1,519	—	11/97	n/a
Gulf Pointe 30	Houston, TX	—	4,304	21,496	76	4,304	21,572	25,876	4,802	2/98	40 years
South Barrington 30	Chicago, IL	—	6,577	27,723	98	6,577	27,821	34,398	6,136	3/98	40 years
Mesquite 30	Dallas, TX	—	2,912	20,288	72	2,912	20,360	23,272	4,406	4/98	40 years
Hampton Town Center 24	Norfolk, VA	—	3,822	24,678	88	3,822	24,766	28,588	5,245	6/98	40 years
Pompano 18	Pompano Beach, FL	10,788	6,376	9,899	2,425	6,376	12,324	18,700	2,577	8/98	40 years
Raleigh Grand 16	Raleigh, NC	6,964	2,919	5,559	—	2,919	5,559	8,478	1,201	8/98	40 years
Paradise 24	Miami, FL	21,718	2,000	13,000	8,512	2,000	21,512	23,512	4,205	11/98	40 years
Pompano Kmart	Pompano Beach, FL	—	600	2,430	492	600	2,922	3,522	475	11/98	40 years
Pompano Restaurant	Pompano Beach, FL	—	200	803	430	200	1,233	1,433	307	11/98	40 years
Aliso Viejo 20	Los Angeles, CA	21,717	8,000	14,000	—	8,000	14,000	22,000	2,800	12/98	40 years
Bosie Stadium 20	Boise, ID	15,595	—	16,003	—	—	16,003	16,003	3,200	12/98	40 years
Texas Roadhouse Grill	Atlanta, GA	—	886	—	—	886	—	886	—	3/99	n/a
Roadhouse Grill	Atlanta, GA	—	868	—	—	868	—	868	—	3/99	n/a
Woodridge 18	Chicago, IL	7,847	9,926	8,968	—	9,926	8,968	18,894	1,677	6/99	40 years
Cary Crossroads 20	Cary, NC	8,400	3,352	11,653	155	3,352	11,808	15,160	2,039	6/99	40 years
Tampa Palms 20	Tampa, FL	9,947	6,000	12,809	—	6,000	12,809	18,809	2,268	6/99	40 years
Palms Promenade	San Diego, CA	13,207	7,500	17,750	—	7,500	17,750	25,250	3,070	6/99	40 years
Westminster 24	Denver, CO	14,286	5,850	17,314	—	5,850	17,314	23,164	2,200	12/01	40 years
Westminster Promenade	Denver, CO	—	6,204	12,600	4,379	6,204	16,979	23,183	1,959	12/01	40 years
Westbank Palace 10	Westbank, LA	8,842	4,378	12,330	—	4,378	12,330	16,708	1,477	3/02	40 years
Houma Palace 10	Houma, LA	4,973	2,404	6,780	—	2,404	6,780	9,184	812	3/02	40 years
Hammond Palace 10	Hammond, LA	4,835	2,404	6,780	—	2,404	6,780	9,184	812	3/02	40 years
Elmwood Palace 10	Elmwood, LA	12,710	5,264	14,820	—	5,264	14,820	20,084	1,775	3/02	40 years
Clearview Palace 12	Clearview, LA	6,631	—	11,740	—	—	11,740	11,740	1,406	3/02	40 years
Sterling Forum 30	Sterling Heights, MI	15,473	5,975	17,956	3,400	5,975	21,356	27,331	2,811	6/02	40 years
Olathe Studio 30	Olathe, KS	11,052	4,000	15,935	—	4,000	15,935	19,935	1,793	6/02	40 years
Cherrydale 16	Greenville, SC	4,559	1,600	6,400	—	1,600	6,400	8,000	720	6/02	40 years
Cherrydale Shops	Greenville, SC	—	60	1,170	—	60	1,170	1,230	132	6/02	40 years
Livonia	Livonia, MI	12,655	4,500	17,525	—	4,500	17,525	22,025	1,935	8/02	40 years
Hoffman 22	Alexandria, VA	12,710	—	22,035	—	—	22,035	22,035	2,341	10/02	40 years
Little Rock Rave	Little Rock, AR	10,691	3,858	7,990	—	3,858	7,990	11,848	807	12/02	40 years

Subtotals carried over to page 84		$332,071	153,899	558,169	22,046	153,899	580,215	734,114	104,887

Entertainment Properties Trust
Continued Schedule III — Real Estate and Accumulated Depreciation
December 31, 2006
(Dollars in thousands)

			Initial cost			Gross Amount at December 31, 2006
				Buildings,	Additions (Sales)		Buildings,
				Equipment &	Subsequent to		Equipment &		Accumulated	Date	Depreciation
Description	Market	Encumbrance	Land	improvements	acquisition	Land	improvements	Total	depreciation	acquired	life
Subtotal from page 83	n/a	$332,071	153,899	558,169	22,046	153,899	580,215	734,114	104,887	n/a	n/a
AmStar Cinema 16	Macon, GA	6,562	1,982	5,056	—	1,982	5,056	7,038	467	3/03	40 years
Johnny Carino’s	Mesquite, TX	—	789	990	—	789	990	1,779	95	3/03	40 years
Star Southfield Center	Southfield, MI	—	8,000	20,518	3,217	8,000	23,735	31,735	2,804	5/03	40 years
Southwind 12	Lawrence, KS	—	1,500	3,526	—	1,500	3,526	5,026	316	6/03	40 years
New Roc City	New Rochelle, NY	67,703	6,100	97,601	222	6,100	97,823	103,923	10,554	10/03	40 years
Harbour View Station	Suffolk, VA	—	3,256	9,205	—	3,256	9,205	12,461	719	11/03	40 years
Columbiana Grande 14	Columbiana, SC	8,318	1,000	10,534	(2,446)	1,000	8,088	9,088	668	11/03	40 years
The Grande 18	Hialeah, FL	—	7,985	—	—	7,985	—	7,985	—	12/03	n/a
Kanata Centrum	Toronto, Ontario	33,937	10,812	39,432	15,232	10,812	54,664	65,476	3,473	3/04	40 years
Oakville Centrum	Toronto, Ontario	27,734	10,812	25,477	1,581	10,812	27,058	37,870	1,846	3/04	40 years
Mississauga Centrum	Toronto, Ontario	18,542	9,953	18,955	9,707	9,953	28,662	38,615	1,692	3/04	40 years
Whitby Centrum	Toronto, Ontario	22,237	10,983	23,660	11,842	10,983	35,502	46,485	2,546	3/04	40 years
Deer Valley 30	Phoenix, AZ	15,791	4,276	15,934	—	4,276	15,934	20,210	1,096	3/04	40 years
Mesa Grand 24	Phoenix, AZ	15,876	4,446	16,565	—	4,446	16,565	21,011	1,139	3/04	40 years
Hamilton 24	Hamilton, NJ	17,655	4,869	18,142	—	4,869	18,142	23,011	1,247	3/04	40 years
Conroe Grande Theatre	Conroe, TX	—	1,841	8,230	—	1,841	8,230	10,071	308	7/04	40 years
Grand Prairie 18	Peoria, IL	—	2,948	11,177	—	2,948	11,177	14,125	675	7/04	40 years
Lafayette Grand 16	Lafayette, LA	9,235	1,935	8,383	—	1,935	8,383	10,318	506	7/04	40 years
Vland Multi-tenant Retail	Chicago, IL	—	1,936	—	114	2,050	—	2,050	—	7/04	n/a
Stir Crazy	Chicago, IL	—	1,983	900	—	1,983	900	2,883	135	10/04	15 years
Northeast Mall 18	Hurst, TX	14,884	5,000	11,729	1,015	5,000	12,744	17,744	658	11/04	40 years
The Grand D’Iberville 14	Biloxi, MS	—	2,001	8,043	2,432	2,001	10,475	12,476	411	12/04	40 years
Melbourne 16	Melbourne, FL	—	3,817	8,830	320	3,817	9,150	12,967	464	12/04	40 years
Splitz	Westminster, CO	—	—	2,213	335	—	2,548	2,548	122	12/04	40 years
Mayfaire Cinema 16 Plex	Wilmington, NC	7,849	1,650	7,047	—	1,650	7,047	8,697	323	2/05	40 years
RMP Chatanooga 18	Chatanooga, TN	—	2,798	11,466	—	2,798	11,466	14,264	525	3/05	40 years
Burbank Village	Burbank, CA	35,316	16,584	35,016	143	16,584	35,159	51,743	1,535	3/05	40 years
Savannah Land	Savannah, GA	—	2,783	—	—	2,783	—	2,783	—	5/05	n/a
Washington Square	Indianapolis, IN	—	1,481	4,565	—	1,481	4,565	6,046	171	6/05	40 years
Etouffee	Southfield, MI	—	—	1,200	41	—	1,241	1,241	39	8/05	40 years
Asahi Sushi Bar	Houston, TX	—	1,482	1,365	(170)	1,237	1,440	2,677	125	8/05	15 years
Hattiesburg Theatre	Hattiesburg, MS	—	1,978	7,733	2,427	1,978	10,160	12,138	242	9/05	40 years
Mad River Mountain	Bellefontaine, OH	—	5,108	5,994	1,500	5,251	7,351	12,602	262	11/05	40 years
Manchester Stadium 16	Fresno, CA	—	—	11,613	—	—	11,613	11,613	327	12/05	40 years
Modesto Stadium 10	Modesto, CA	4,927	2,542	3,910	—	2,542	3,910	6,452	98	12/05	40 years
Sizzler	Arroyo Grande, CA	—	444	534	—	444	534	978	13	12/05	40 years
Arroyo Grande Stadium 10	Arroyo Grande, CA	5,086	2,641	3,810	—	2,641	3,810	6,451	95	12/05	40 years
Auburn Stadium 10	Auburn, CA	6,582	2,179	6,185	—	2,179	6,185	8,364	155	12/05	40 years
Columbia 14	Columbia, MD	—	—	12,204	—	—	12,204	12,204	229	3/06	40 years
Firewheel 18	Garland TX	—	8,028	14,825	—	8,028	14,825	22,853	278	3/06	40 years
Oak Village Cinema 14	Garner, NC	—	1,305	6,899	—	1,305	6,899	8,204	115	4/06	40 years
Grand 18	Winston-Salem, NC	—	3,616	12,153	—	3,616	12,153	15,769	127	7/06	40 years

Subtotals carried over to page 85		$650,305	316,742	1,069,788	69,558	316,754	1,139,334	1,456,088	141,487

Entertainment Properties Trust
Continued Schedule III — Real Estate and Accumulated Depreciation
December 31, 2006
(Dollars in thousands)

			Initial cost			Gross Amount at December 31, 2006
				Buildings,	Additions (Sales)		Buildings,
				Equipment &	Subsequent to		Equipment &		Accumulated	Date	Depreciation
Description	Market	Encumbrance	Land	improvements	acquisition	Land	improvements	Total	depreciation	acquired	life
Subtotal from page 84	n/a	$650,305	316,742	1,069,788	69,558	316,754	1,139,334	1,456,088	141,487	n/a	n/a
Panama City Beach Land	Panama City Beach, FL	—	6,486	—	—	6,486	—	6,486	—	8/06	n/a
Huntsville 18	Huntsville, AL	—	3,508	14,802	—	3,508	14,802	18,310	124	8/06	40 years
Cityplace 14	Kalamazoo, MI	—	5,125	12,216	—	5,125	12,216	17,341	25	12/06	40 years
Bayou 15	Pensacola, FL	—	5,316	15,099	—	5,316	15,099	20,415	—	12/06	40 years
Havens Wine Cellars	Yountville, CA	—	2,527	4,873	—	2,527	4,873	7,400	—	12/06	40 years
Grand Theatre 16	Slidell, LA	—	—	11,499	—	—	11,499	11,499	—	12/06	40 years
Development Property	Various	—	19,272	—	—	19,272	—	19,272	—	various	n/a

Total		$650,305	358,976	1,128,277	69,558	358,988	1,197,823	1,556,811	141,636

Entertainment Properties Trust
Schedule III — Real Estate and Accumulated Depreciation
December 31, 2005
(Dollars in thousands)

			Initial cost			Gross Amount at December 31, 2005
				Buildings,	Additions (Sales)		Buildings,
				Equipment &	Subsequent to		Equipment &		Accumulated	Date	Depreciation
Description	Market	Encumbrance	Land	improvements	acquisition	Land	improvements	Total	depreciation	acquired	life
Grand 24	Dallas, TX	$10,842	3,060	15,281	—	3,060	15,281	18,341	2,865	11/97	40 years
Mission Valley 20	San Diego, CA	9,475	—	16,028	—	—	16,028	16,028	3,005	11/97	40 years
Promenade 16	Los Angeles, CA	16,626	6,021	22,104	—	6,021	22,104	28,125	4,145	11/97	40 years
Ontario Mills 30	Los Angeles, CA	14,761	5,521	19,450	—	5,521	19,450	24,971	3,647	11/97	40 years
Lennox 24	Columbus, OH	7,499	—	12,685	—	—	12,685	12,685	2,379	11/97	40 years
West Olive 16	St. Louis, MO	10,396	4,985	12,602	—	4,985	12,602	17,587	2,363	11/97	40 years
Studio 30	Houston, TX	15,406	6,023	20,037	—	6,023	20,037	26,060	3,757	11/97	40 years
Huebner Oaks 24	San Antonio, TX	9,854	3,006	13,662	—	3,006	13,662	16,668	2,562	11/97	40 years
First Colony 24	Houston, TX	10,009	—	19,100	67	—	19,167	19,167	3,867	11/97	40 years
Oakview 24	Omaha, NE	12,305	5,215	16,700	59	5,215	16,759	21,974	3,382	11/97	40 years
Leawood 20	Kansas City, MO	8,272	3,714	12,086	43	3,714	12,129	15,843	2,447	11/97	40 years
On The Border	Dallas, TX	—	879	—	—	879	—	879	—	11/97	n/a
Bennigans	Dallas, TX	—	565	—	1,000	565	1,000	1,565	281	11/97	20 years
Bennigans	Houston, TX	—	652	—	750	652	750	1,402	211	11/97	20 years
Texas Land & Cattle	Dallas, TX	—	1,519	—	—	1,519	—	1,519	—	11/97	n/a
Gulf Pointe 30	Houston, TX	13,512	4,304	21,496	76	4,304	21,572	25,876	4,263	2/98	40 years
South Barrington 30	Chicago, IL	17,962	6,577	27,723	98	6,577	27,821	34,398	5,440	3/98	40 years
Mesquite 30	Dallas, TX	12,153	2,912	20,288	72	2,912	20,360	23,272	3,897	4/98	40 years
Hampton Town Center 24	Norfolk, VA	14,929	3,822	24,678	88	3,822	24,766	28,588	4,628	6/98	40 years
Pompano 18	Pompano Beach, FL	10,984	6,376	9,899	2,425	6,376	12,324	18,700	2,268	8/98	40 years
Raleigh Grand 16	Raleigh, NC	7,089	2,919	5,559	—	2,919	5,559	8,478	1,062	8/98	40 years
Paradise 24	Miami, FL	12,278	2,000	13,000	8,512	2,000	21,512	23,512	3,667	11/98	40 years
Pompano Kmart	Pompano Beach, FL	—	600	2,430	—	600	2,430	3,030	425	11/98	40 years
Pompano Restaurant	Pompano Beach, FL	—	200	803	430	200	1,233	1,433	244	11/98	40 years
Aliso Viejo 20	Los Angeles, CA	11,488	8,000	14,000	—	8,000	14,000	22,000	2,450	12/98	40 years
Bosie Stadium 20	Boise, ID	15,876	—	16,003	—	—	16,003	16,003	2,800	12/98	40 years
Texas Roadhouse Grill	Atlanta, GA	—	886	—	—	886	—	886	—	3/99	n/a
Roadhouse Grill	Atlanta, GA	—	868	—	—	868	—	868	—	3/99	n/a
Woodridge 18	Chicago, IL	8,140	9,926	8,968	—	9,926	8,968	18,894	1,452	6/99	40 years
Cary Crossroads 20	Cary, NC	8,714	3,352	11,653	155	3,352	11,808	15,160	1,748	6/99	40 years
Tampa Palms 20	Tampa, FL	10,319	6,000	12,809	—	6,000	12,809	18,809	1,948	6/99	40 years
Palm Promenade	San Diego, CA	13,701	7,500	17,750	—	7,500	17,750	25,250	2,626	6/99	40 years
Westminster 24	Denver, CO	14,998	5,850	17,314	—	5,850	17,314	23,164	1,768	12/01	40 years
Westminster Center	Denver, CO	6,336	6,204	12,600	2,739	6,204	15,339	21,543	1,491	12/01	40 years
Westbank Palace 10	Westbank, LA	9,172	4,378	12,330	—	4,378	12,330	16,708	1,169	3/02	40 years
Houma Palace 10	Houma, LA	5,159	2,404	6,780	—	2,404	6,780	9,184	642	3/02	40 years
Hammond Palace 10	Hammond, LA	5,016	2,404	6,780	—	2,404	6,780	9,184	642	3/02	40 years
Elmwood Palace 10	Elmwood, LA	13,185	5,264	14,820	—	5,264	14,820	20,084	1,405	3/02	40 years
Clearview Palace 12	Clearview, LA	6,879	—	11,740	—	—	11,740	11,740	1,113	3/02	40 years
Sterling Forum 30	Sterling Heights, MI	16,051	5,975	17,956	3,400	5,975	21,356	27,331	2,160	6/02	40 years
Olathe Studio 30	Olathe, KS	11,465	4,000	15,935	—	4,000	15,935	19,935	1,394	6/02	40 years
Cherrydale 16	Greenville, SC	4,730	1,660	7,570	—	1,660	7,570	9,230	560	6/02	40 years
Livonia	Livonia, MI	13,127	4,500	17,525	—	4,500	17,525	22,025	1,497	8/02	40 years
Hoffman 22	Alexandria, VA	13,185	—	22,035	—	—	22,035	22,035	1,790	10/02	40 years
Little Rock Rave	Little Rock, AR	10,884	3,858	7,990	—	3,858	7,990	11,848	608	12/02	40 years
AmStar Cinema 16	Macon, GA	2,125	1,982	5,056	—	1,982	5,056	7,038	343	3/03	40 years
Johnny Carino’s	Mesquite, TX	—	789	990	—	789	990	1,779	70	3/03	40 years

Subtotals carried over to page 87		$414,902	156,670	564,215	19,914	156,670	584,129	740,799	90,481

Entertainment Properties Trust
Continued Schedule III — Real Estate and Accumulated Depreciation
December 31, 2005
(Dollars in thousands)

			Initial cost					Gross Amount at December 31, 2005
				Buildings,	Additions (Sales)		Buildings,
				Equipment &	Subsequent to		Equipment &		Accumulated	Date	Depreciation
Description	Market	Encumbrance	Land	improvements	acquisition	Land	improvements	Total	depreciation	acquired	life
Subtotal from page 86	n/a	$414,902	156,670	564,215	19,914	156,670	584,129	740,799	90,481	n/a	n/a
Star Southfield Center	Southfield, MI	8,157	8,000	20,518	767	8,000	21,285	29,285	1,920	5/03	40 years
Southwind 12	Lawrence, KS	1,518	1,500	3,526	—	1,500	3,526	5,026	228	6/03	40 years
New Roc City	New Rochelle, NY	68,608	6,100	97,601	90	6,100	97,691	103,791	8,107	10/03	40 years
Harbour View Station	Suffolk, VA	3,253	3,256	9,205	—	3,256	9,205	12,461	489	11/03	40 years
Columbiana Grande 14	Columbiana, SC	2,727	1,000	10,534	(2,446)	1,000	8,088	9,088	459	11/03	40 years
The Grande 18	Hialeah, FL	2,411	7,985	—	—	7,985	—	7,985	—	12/03	n/a
Kanata Centrum	Toronto, Ontario	36,549	10,834	39,513	12,127	10,834	51,640	62,474	2,116	3/04	40 years
Oakville Centrum	Toronto, Ontario	21,526	10,834	25,530	368	10,834	25,898	36,732	1,182	3/04	40 years
Mississauga Centrum	Toronto, Ontario	21,935	9,974	18,994	8,237	9,974	27,231	37,205	980	3/04	40 years
Whitby Centrum	Toronto, Ontario	25,701	11,006	23,709	9,218	11,006	32,927	43,933	1,490	3/04	40 years
Deer Valley 30	Phoenix, AZ	16,075	4,276	15,934	—	4,276	15,934	20,210	697	3/04	40 years
Mesa Grand 24	Phoenix, AZ	6,101	4,446	16,565	—	4,446	16,565	21,011	725	3/04	40 years
Hamilton 24	Hamilton, NJ	17,973	4,869	18,142	—	4,869	18,142	23,011	794	3/04	40 years
Vland Multi-tenant Retail	Chicago, IL	—	1,936	—	114	2,050	—	2,050	—	7/04	n/a
Conroe Grande Theatre	Conroe, TX	—	1,841	8,230	—	1,841	8,230	10,071	102	7/04	40 years
Grand Prairie 18	Peoria, IL	4,264	2,948	11,177	—	2,948	11,177	14,125	396	7/04	40 years
Lafayette Grand 16	Lafayette, LA	3,115	1,935	8,383	—	1,935	8,383	10,318	396	7/04	40 years
Stir Crazy	Chicago, IL	—	1,983	900	—	1,983	900	2,883	75	10/04	15 years
Northeast Mall 18	Hurst, TX	5,357	5,000	11,729	1,015	5,000	12,744	17,744	339	11/04	40 years
The Grand D’Iberville 14	Biloxi, MS	3,032	2,001	8,043	—	2,001	8,043	10,044	209	12/04	40 years
Melbourne 16	Melbourne, FL	3,915	3,817	8,830	320	3,817	9,150	12,967	235	12/04	40 years
Splitz	Westminster, CO	—	—	2,213	270	—	2,483	2,483	61	12/04	40 years
Mayfaire Cinema 16 Plex	Wilmington, NC	2,626	1,650	7,047	—	1,650	7,047	8,697	147	2/05	40 years
RMP Chatanooga 18	Chatanooga, TN	4,307	2,798	11,466	—	2,798	11,466	14,264	239	3/05	40 years
Garner Land	Garner, NC	—	1,305	—	—	1,305	—	1,305	—	3/05	n/a
Burbank Village	Burbank, CA	35,780	16,584	35,016	—	16,584	35,016	51,600	657	3/05	40 years
Savannah Land	Savannah, GA	—	2,783	—	—	2,783	—	2,783	—	5/05	n/a
Pensacola Land	Pensacola, FL	—	5,316	—	—	5,316	—	5,316	—	5/05	n/a
Washington Square	Indianapolis, IN	1,826	1,481	4,565	—	1,481	4,565	6,046	57	6/05	40 years
Winston-Salem Land	Winston-Salem, NC	—	3,616	—	—	3,616	—	3,616	—	6/05	n/a
Huntsville Land	Huntsville, AL	—	3,508	—	—	3,508	—	3,508	—	6/05	n/a
Etouffee	Southfield, MI	—	—	1,200	—	—	1,200	1,200	7	8/05	various
Asahi	Houston, TX	—	1,482	1,365	—	1,482	1,365	2,847	30	8/05	15 years
Hattiesburg Theatre	Hattiesburg, MS	2,933	1,978	7,733	—	1,978	7,733	9,711	48	9/05	40 years
Mad River Mountain	Bellefontaine, OH	—	5,108	5,994	—	5,108	5,994	11,102	20	11/05	40 years
Kalamazoo Land	Kalamazoo, MI	—	5,125	—	—	5,125	—	5,125	—	11/05	n/a
Manchester Stadium 16	Fresno, CA	—	—	11,613	—	—	11,613	11,613	—	12/05	40 years
Modesto Stadium 10	Modesto, CA	—	2,542	3,910	—	2,542	3,910	6,452	—	12/05	40 years
Sizzler	Arroyo Grande, CA	—	444	534	—	444	534	978	—	12/05	40 years
Arroyo Grande Stadium 10	Arroyo Grande, CA	—	2,641	3,810	—	2,641	3,810	6,451	—	12/05	40 years
Auburn Stadium 10	Auburn, CA	—	2,179	6,185	—	2,179	6,185	8,364	—	12/05	40 years
Property Under Development	Various	—	19,770	—	—	19,770	—	19,770	—	various	n/a

Total		$714,591	342,521	1,023,929	49,994	342,635	1,073,809	1,416,444	112,686

Entertainment Properties Trust
Schedule III — Real Estate and Accumulated Depreciation (continued)
Reconciliation
(Dollars in thousands)
December 31, 2006

Real Estate:
Reconciliation:
Balance at beginning of the year	$1,416,444
Acquisition and development of rental properties during the year	140,613
Disposition of rental properties during the year	(246)

Balance at close of year	$1,556,811

Accumulated Depreciation
Reconciliation:
Balance at beginning of the year	$112,686
Depreciation during the year	28,950

Balance at close of year	$141,636

See accompanying report of independent registered public accounting firm.
Entertainment Properties Trust
Schedule III — Real Estate and Accumulated Depreciation (continued)
Reconciliation
(Dollars in thousands)
December 31, 2005

Real Estate:
Reconciliation:
Balance at beginning of the year	$1,231,018
Acquisition and development of rental properties during the year	186,346
Disposition of rental properties during the year	(920)

Balance at close of year	$1,416,444

Accumulated Depreciation
Reconciliation:
Balance at beginning of the year	$87,082
Depreciation during the year	25,604

Balance at close of year	$112,686

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
Our disclosure controls were designed to provide reasonable assurance that the controls and procedures would meet their objectives. Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable assurance of achieving the designed control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusions of two or more people, or by management override of the control. Because of the inherent limitations in a cost-effective, maturing control system, misstatements due to error or fraud may occur and not be detected.
There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements, errors or fraud. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of or compliance with the policies or procedures may deteriorate.
Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Report of Independent Registered Public Accounting Firm
The Board of Trustees
Entertainment Properties Trust:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Entertainment Properties Trust (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and trustees of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that Entertainment Properties Trust maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Entertainment Properties Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Entertainment Properties Trust as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006, and the related financial statement schedules, and our report dated February 27, 2007 expressed an unqualified opinion on those consolidated financial statements and related financial statement schedules.
/s/ KPMG LLP
Kansas City, Missouri
February 27, 2007
Item 9B. Other Information
Effective on February 28, 2007, we entered into employment agreements with David M. Brain, Gregory K. Silvers, Mark A. Peterson and Michael L. Hirons. The Compensation Committee of the Board of Trustees initiated this process to address its concerns that the existing employment agreements lacked consistency among executives. The new agreements replace the existing employment agreements between us and these executives.
Each of the employment agreements has a three year term, with automatic one-year extensions on each anniversary date. The employment agreements generally provide for:
•	An original annual base salary of $505,000 for Mr. Brain, $365,000 for Mr. Silvers, $275,000 for Mr. Peterson, and $175,000 for Mr. Hirons, subject to any increases awarded by the compensation committee. These amounts correspond to the 2007 base salaries approved for Messrs. Brain, Silvers, Peterson and Hirons by the compensation committee;

•	An annual incentive bonus in an amount established by the compensation committee pursuant to our Annual Incentive Program;

•	A long-term incentive award pursuant to our Long-Term Incentive Plan in an amount established by the compensation committee;

•	Severance benefits triggered in the event of death, termination due to disability, termination by the Company without cause, or termination by the executive for good reason. The severance benefits consist of:
o	the sum of the executive’s base salary in effect on the date of termination, the value of the annual incentive bonus under the Annual Incentive Program for the most recently completed year, and the value of the most recent long-term incentive award made under our Long-Term Incentive Plan, times a severance multiple (which is three for Messrs. Brain, Silvers and Peterson and two for Mr. Hirons),

o	continuation of certain health plan benefits for a period of years equal to the severance multiple, and

o	vesting of all unvested equity awards.
Good reason is defined as a good faith determination by the employee within 30 days after our receipt of written notice that one of the following events constitute good reason:
o	the assignment of duties materially and adversely inconsistent with the executive’s position under the agreement or a material reduction in the executive’s office, status, position, title or responsibilities not agreed to by the executive,

o	any material reduction in the executive’s base compensation or eligibility under the Annual Incentive Program, eligibility for long-term incentive awards under the Long-Term Incentive Plan, or eligibility under employee benefit plans which is not agreed to by the executive, or, after the occurrence of a change in control, a diminution of the executive’s target opportunity under the Annual Incentive Plan, the Long-Term Incentive Plan or any successor plan, or a failure to evaluate executive’s performance relative to the target opportunity based upon the same metrics as peer management at the surviving or acquiring company,

o	a material breach of the employment agreement by the Company, its successors or assigns, including any failure to pay executive on a timely basis any amounts to which he is entitled under the agreement, or

o	any requirement that executive be based at an office outside of a 35-mile radius of the current offices of the Company.
A change of control is deemed to have occurred if:
o	incumbent trustees cease for any reason to constitute a majority of the board,

o	any person becomes the beneficial owner of 25% or more of our voting securities, other than an acquisition by an underwriter in an offering of shares by the Company, or a transaction in which 50% of the voting securities of the surviving corporation is represented by the holders of our voting securities prior to the transaction, no person is the beneficial owner of 25% of the surviving corporation, and at least a majority of the directors of the surviving corporation were incumbent trustees of the Company (a “non-qualifying transaction”), or the acquisition of shares directly from the Company in a transaction approved by a majority of the incumbent trustees,

o	the shareholders approve a merger, consolidation, acquisition, sale of all or substantially all of the Company’s assets or properties or similar transaction that requires the approval of our shareholders, other than a non-qualifying transaction,

o	the shareholders approve a complete plan of liquidation or dissolution of the Company,

o	the acquisition of control of the Company by any person, or

o	any transaction or series of transactions resulting in the Company being “closely held” within the meaning of the REIT provisions of the Internal Revenue Code and with respect to which the board has either waived or failed to enforce the “excess share” provisions of our amended and restated declaration of trust.
The employment agreements are filed with this Annual Report on Form 10-K. The descriptions of the foregoing employment agreements are subject to the actual terms and conditions of those agreements, which are incorporated herein by reference.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 9, 2007 (the “Proxy Statement”), contains under the captions “Election of Trustees”, “Company Governance”, “Executive Officers”, and “Section 16(a) Beneficial Ownership Reporting Compliance” the information required by Item 10 of this Annual Report on Form 10-K, which information is incorporated herein by this reference.
We have adopted a Code of Business Conduct and Ethics that applies to our Chief Executive Officer, Chief Financial Officer, and all other officers, employees and trustees. The Code may be viewed on our website at www.eprkc.com and is available in print to any shareholder who requests it.
Item 11. Executive Compensation
The Proxy Statement contains under the captions “Election of Trustees”, “Executive Compensation”, “Compensation Committee Report”, and “Company Performance” the information required by Item 11 of this Annual Report on Form 10-K, which information is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The Proxy Statement contains under the captions “Share Ownership” and “Equity Compensation Plan Information” the information required by Item 12 of this Annual Report on Form 10-K, which information is incorporated herein by this reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The Proxy Statement contains under the caption “Transactions Between the Company and Trustees, Officers or their Affiliates” the information required by Item 13 of this Annual Report on Form 10-K, which information is incorporated herein by this reference.
Item 14. Principal Accountant Fees and Services
The Proxy Statement contains under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” the information required by Item 14 of this Annual Report on Form 10-K, which information is incorporated herein by this reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm Consolidated Balance Sheets as of December 31, 2006 and 2005 Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004 Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2006, 2005 and 2004 Consolidated Statements of Comprehensive Income for the years ended December 31, 2006, 2005 and 2004 Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005, and 2004. Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts

Schedule III – Real Estate and Accumulated Depreciation

(3)	Exhibits

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Annual Report on Form 10-K or incorporated by reference as indicated below.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTERTAINMENT PROPERTIES TRUST

Dated: February 27, 2007	By	/s/ David M. Brain
David M. Brain, President – Chief Executive Officer (Principal Executive Officer)

Dated: February 27, 2007	By	/s/ Mark A. Peterson
Mark A. Peterson, Vice President – Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature and Title	Date
/s/ Robert J. Druten	February 27, 2007
Robert J. Druten, Chairman of the Board

/s/ David M. Brain	February 27, 2007
David M. Brain, President, Chief Executive Officer (Principal Executive Officer) and Trustee

/s/ Mark A. Peterson	February 27, 2007
Mark A. Peterson, Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Morgan G. Earnest, II	February 27, 2007
Morgan G. Earnest, II, Trustee

/s/ James A. Olson	February 27, 2007
James A. Olson, Trustee

/s/ Barrett Brady	February 27, 2007
Barrett Brady, Trustee

Exhibit Index
The Company has incorporated by reference certain exhibits as specified below pursuant to Rule 12b-32 under the Exchange Act.

3.1	Amended and Restated Declaration of Trust of the Company, which is attached as Exhibit 3.2 to the Company’s Form 8-K (Commission File No. 001-13561) filed on June 7, 1999, is hereby incorporated by reference as Exhibit 3.1

3.2	Amendment to Declaration of Trust of the Company, which is attached as Exhibit 3.1 to the Company’s Form 8-K (Commission File No. 001-13561) filed on January 11, 2005, is hereby incorporated by reference as Exhibit 3.2

3.3	Amendment to Amended and Restated Declaration of Trust of Entertainment Properties Trust filed December 19, 2006, which is attached as Exhibit 3.1 to the Company’s Form 8-K (Commission File No. 001-13561) filed December 21, 2006, is hereby incorporated by reference as Exhibit 3.3

3.4	Articles Supplementary designating the powers, preferences and rights of the 9.50% Series A Cumulative Redeemable Preferred Shares, which is attached as Exhibit 4.4 to the Company’s Form 8-A12B (Commission File No. 001-13561) filed on May 24, 2002, is hereby incorporated by reference as Exhibit 3.4

3.5	Articles Supplementary designating the powers, preferences and rights of the 7.75% Series B Cumulative Redeemable Preferred Shares, which is attached as Exhibit 4.6 to the Company’s Form 8-A12BA (Commission File No. 001-13561) filed on January 14, 2005, and to the Company’s Form 8-K filed on January 14, 2005, is hereby incorporated by reference as Exhibit 3.5

3.6	Articles Supplementary designating the powers, preferences and rights of the 5.75% Series C Cumulative Convertible Preferred Shares, which is attached as Exhibit 3.2 to the Company’s Form 8-K (Commission File No. 001-13561) filed December 21, 2006, is hereby incorporated by reference as Exhibit 3.6

3.7	Bylaws of the Company, which are attached as Exhibit 3.3 to the Company’s Form 8-K (Commission File No. 001-13561) filed on June 7, 1999, are hereby incorporated by reference as Exhibit 3.7

4.1	Form of share certificate for common shares of beneficial interest of the Company, which is attached as Exhibit 4.5 to the Company’s Registration Statement on Form S-11, as amended, (Registration No. 333-35281), is hereby incorporated by reference as Exhibit 4.1

4.2	Form of 9.50% Series A Cumulative Redeemable Preferred Share Certificate, which is attached as Exhibit 4.5 to the Company’s Form 8-A12B (Commission File No. 001-13561) filed on May 24, 2002, is hereby incorporated by reference as Exhibit 4.2

4.3	Form of 7.75% Series B Cumulative Redeemable Preferred Share Certificate, which is attached as Exhibit 4.7 to the Company’s Form 8-A12B (Commission File No. 001-

13561) filed on January 12, 2005, is hereby incorporated by reference as Exhibit 4.3

4.4	Form of 5.75% Series C Cumulative Convertible Preferred Shares Certificate, which is attached as Exhibit 4.1 to the Company’s Form 8-K (Commission File No. 001-13561) filed December 21, 2006, is hereby incorporated by reference as Exhibit 4.4

4.5	Amended and Restated Credit Agreement dated January 31, 2006 among 30 West Pershing, LLC, Entertainment Properties Trust, EPR Hialeah, Inc., WestCol Center, LLC, EPT Melbourne, Inc. and KeyBank National Association as Administrative Agent and Lender, KeyBanc Capital Markets as Sole Lead Arranger and Sole Book Manager, Royal Bank of Canada as Syndication Agent, JP Morgan Chase Bank, N.A. as Documentation Agent and the other Lenders party thereto, which is attached as Exhibit 10.1 to the Company’s Form 8-K/A (Commission File No. 001-13561) filed March 15, 2006, is hereby incorporated by reference as Exhibit 4.5

4.6	Registration Rights Agreement among Entertainment Properties Trust, Whitby Centrum Limited Partnership, Oakville Centrum Limited Partnership, Kanata Centrum Limited Partnership, Courtney Square Limited Partnership and 2041197 Ontario Ltd., dated February 24, 2004, which is attached as Exhibit 10.10 to the Company’s Form 8-K/A (Commission File No. 001-13561) filed on March 16, 2004, is hereby incorporated by reference as Exhibit 4.6

4.7	Agreement Regarding Ownership Limit Waiver between the Company and Cohen & Steers Capital Management, Inc., which is attached as Exhibit 4.7 to the Company’s Form 8-K (Commission File No. 001-13561) filed on January 19, 2005, is hereby incorporated by reference as Exhibit 4.7

10.1	Mississauga Entertainment Centrum Agreement dated November 14, 2003 among Courtney Square Ltd., EPR North Trust and Entertainment Properties Trust, which is attached as Exhibit 10.1 to the Company’s Form 8-K (Commission File No. 001-13561) filed March 15, 2004, is hereby incorporated by reference as Exhibit 10.1

10.2	Oakville Entertainment Centrum Agreement dated November 14, 2003 among Penex Winston Ltd., EPR North Trust and Entertainment Properties Trust, which is attached as Exhibit 10.2 to the Company’s Form 8-K (Commission File No. 001-13561) filed March 15, 2004, is hereby incorporated by reference as Exhibit 10.2

10.3	Whitby Entertainment Centrum Agreement dated November 14, 2003 among Penex Whitby Ltd., EPR North Trust and Entertainment Properties Trust, which is attached as Exhibit 10.3 to the Company’s Form 8-K (Commission File No. 001-13561) filed March 15, 2004, is hereby incorporated by reference as Exhibit 10.3

10.4	Kanata Entertainment Centrum Agreement dated November 14, 2003 among Penex Kanata Ltd., Penex Main Ltd., EPR North Trust and Entertainment Properties Trust, which is attached as Exhibit 10.4 to the Company’s Form 8-K (Commission File No. 001-13561) filed March 15, 2004, is hereby incorporated by reference as Exhibit 10.4

10.5	Amending Agreements among Courtney Square Ltd., EPR North Trust and Entertainment Properties Trust, which are attached as Exhibit 10.5 to the Company’s Form 8-K (Commission File No. 001-13561) filed March 15, 2004, are hereby incorporated by reference as Exhibit 10.5

10.6	Amending Agreements among Penex Winston Ltd., EPR North Trust and Entertainment Properties Trust, which are attached as Exhibit 10.6 to the Company’s Form 8-K (Commission File No. 001-13561) filed March 15, 2004, are hereby incorporated by reference as Exhibit 10.6

10.7	Amending Agreements among Penex Whitby Ltd., EPR North Trust and Entertainment Properties Trust, which are attached as Exhibit 10.7 to the Company’s Form 8-K (Commission File No. 001-13561) filed March 15, 2004, are hereby incorporated by reference as Exhibit 10.7

10.8	Amending Agreements among Penex Kanata Ltd., Penex Main Ltd., EPR North Trust and Entertainment Properties Trust, which are attached as Exhibit 10.8 to the Company’s Form 8-K (Commission File No. 001-13561) filed March 15, 2004, are hereby incorporated by reference as Exhibit 10.8

10.9	Note Purchase Agreement dated February 24, 2004 among Entertainment Properties Trust and Courtney Square Limited Partnership, Whitby Centrum Limited Partnership, Oakville Centrum Limited Partnership and Kanata Centrum Limited Partnership, which is attached as Exhibit 10.9 to the Company’s Form 8-K (Commission File No. 001-13561) filed March 15, 2004, is hereby incorporated by reference as Exhibit 10.9

10.10	Form of Indemnification Agreement entered into between the Company and each of its trustees and officers, which is attached as Exhibit 10.8 to Amendment No. 1, filed October 28, 1997, to the Company’s Registration Statement on Form S-11 (Registration No. 333-35281), is hereby incorporated by reference as Exhibit 10.10

10.11	Deferred Compensation Plan for Non-Employee Trustees, which is attached as Exhibit 10.10 to Amendment No. 2, filed November 5, 1997, to the Company’s Registration Statement on Form S-11 (Registration No. 333-35281), is hereby incorporated by reference as Exhibit 10.11

10.12	Annual Incentive Program, which is attached as Exhibit 10.11 to Amendment No. 2, filed November 5, 1997, to the Company’s Registration Statement on Form S-11 (Registration No. 333-35281), is hereby incorporated by reference as Exhibit 10.12

10.13	First Amended and Restated 1997 Share Incentive Plan included as Appendix D to the Company’s definitive proxy statement filed April 8, 2004 (Commission File No. 001-13561), is hereby incorporated by reference as Exhibit 10.13

10.14	Form of 1997 share Incentive Plan Restricted Shares Award Agreement is attached hereto as Exhibit 10.14

10.15	Form of Option Certificate Issued Pursuant to Entertainment Properties Trust 1997 Share Incentive Plan is attached hereto as Exhibit 10.15

10.16*	Employment Agreement, entered into as of February 28, 2007, by Entertainment Properties Trust and David M. Brain is attached hereto as Exhibit 10.16

10.17*	Employment Agreement, entered into as of February 28, 2007, by Entertainment Properties Trust and Gregory K. Silvers is attached hereto as Exhibit 10.17

10.18*	Employment Agreement, entered into as of February 28, 2007, by Entertainment Properties Trust and Mark A. Peterson is attached hereto as Exhibit 10.18

10.19*	Employment Agreement, entered into as of February 28, 2007, by Entertainment Properties Trust and Michael L. Hirons is attached hereto as Exhibit 10.19

10.20	Form of Loan Agreement, dated as of June 29, 1998, between EPT DownREIT II, Inc., as Borrower, and Archon Financial, L.P., as Lender, which is attached as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (Commission File No. 001-13561), is hereby incorporated by reference as Exhibit 10.20

10.21	Limited Partnership Interest Purchase Agreement, dated October 27, 2003, among EPT New Roc GP, Inc., EPT New Roc, LLC, LRC Industries, Inc., DKH — New Roc Associates, L.P., LC New Roc Inc. and New Roc Associates, L.P., which is attached as Exhibit 10.1 to the Company’s Form 8-K dated October 27, 2003 and filed November 12, 2003 (Commission File No. 001-13561), is hereby incorporated by reference as Exhibit 10.21

10.22	Second Amended and Restated Agreement of Limited Partnership of New Roc Associates, L.P., which is attached as Exhibit 10.2 to the Company’s Form 8-K filed November 12, 2003 (Commission File No. 001-13561), is hereby incorporated by reference as Exhibit 10.22

10.23	Loan Agreement, dated February 27, 2003, among Flik, Inc., as Borrower, EPT DownREIT, Inc., as Indemnitor, and Secore Financial Corporation, as Lender, which is attached as Exhibit 10.21 to the Company’s Form 8-K filed March 4, 2003 (Commission File No. 001-13561), is hereby incorporated by reference as Exhibit 10.23

10.24	Agreement with Fred L. Kennon which is attached as Exhibit 10.1 to the Company’s Form 10-Q (Commission File No. 001-13561) filed August 3, 2006, is hereby incorporated by reference as Exhibit 10.24

21	The list of the Company’s Subsidiaries is attached hereto as Exhibit 21

23	Consent of KPMG LLP is attached hereto as Exhibit 23

31.1	Certification of David M. Brain pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached hereto as Exhibit 31.1

31.2	Certification of Mark A. Peterson pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached hereto as Exhibit 31.2

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is attached hereto as Exhibit 32.1

32.2	Certification by Chief Financial Officer pursuant to 18 USC 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is attached hereto as Exhibit 32.2

*	Management Contracts