Form 10-Q
period 2007-03-31
ENTERTAINMENT PROPERTIES TRUST
filed 2007-04-26
CIK 1045450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the transition period from                      to
Commission File Number: 1-13561
ENTERTAINMENT PROPERTIES TRUST
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	43-1790877 (I.R.S. Employer Identification No.)

30 West Pershing Road, Suite 201 Kansas City, Missouri (Address of principal executive offices)	64108 (Zip Code)
Registrant’s telephone number, including area code: (816) 472-1700
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑  Accelerated filer ☐  Non-accelerated filer  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At April 24, 2007, there were 26,651,870 Common Shares of beneficial interest outstanding.

FORWARD LOOKING STATEMENTS
Certain statements contained or incorporated by reference herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements may refer to financial condition, results of operations, plans, objectives, future financial performance and business of the Company. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans” “would,” “may” or other similar expressions in this Quarterly Report on Form 10-Q. In addition, references to our budgeted amounts are forward looking statements. These forward-looking statements represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. For further discussion of these factors see “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on February 28, 2007.
For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q or the date of any document incorporated by reference. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ENTERTAINMENT PROPERTIES TRUST
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	March 31, 2007	December 31, 2006
	(Unaudited)
Assets
Rental properties, net of accumulated depreciation of $149.5 million and $141.6 million at March 31, 2007 and December 31, 2006, respectively	$1,399,761	$1,395,903
Property under development	26,480	19,272
Mortgage notes and related accrued interest receivable	115,278	76,093
Investment in joint ventures	2,156	2,182
Cash and cash equivalents	6,755	9,414
Restricted cash	7,168	7,365
Intangible assets, net	9,165	9,366
Deferred financing costs, net	9,981	10,491
Accounts and notes receivable	35,128	30,043
Other assets	12,454	11,150

Total assets	$1,624,326	$1,571,279

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued liabilities	$8,170	$16,480
Common dividends payable	20,253	18,204
Preferred dividends payable	4,856	3,110
Unearned rents	552	1,024
Long-term debt	734,456	675,305

Total liabilities	768,287	714,123

Minority interests	4,341	4,474

Shareholders’ equity:
Common Shares, $.01 par value; 50,000,000 shares authorized; and 27,425,635 and 27,153,411 shares issued at March 31, 2007 and December 31, 2006, respectively	274	272
Preferred Shares, $.01 par value; 15,000,000 shares authorized:
2,300,000 Series A shares issued at March 31, 2007 and December 31, 2006; liquidation preference of $57,500,000	23	23
3,200,000 Series B shares issued at March 31, 2007 and December 31, 2006; liquidation preference of $80,000,000	32	32
5,400,000 Series C convertible shares issued at March 31, 2007 and December 31, 2006; liquidation preference of $135,000,000	54	54
Additional paid-in-capital
Treasury shares at cost: 776,505 and 675,487 common shares	890,046	883,639
at March 31, 2007 and December 31, 2006, respectively	(21,919)	(15,500)
Loans to shareholders	(3,525)	(3,525)
Accumulated other comprehensive income	13,726	12,501
Distributions in excess of net income	(27,013)	(24,814)

Shareholders’ equity	851,698	852,682

Total liabilities and shareholders’ equity	$1,624,326	$1,571,279

See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST
Consolidated Statements of Income
(Unaudited)
(Dollars in thousands, except share data)

	Three Months Ended March 31,
	2007	2006
Rental revenue	$42,965	$39,473
Tenant reimbursements	3,642	3,450
Other income	781	1,463
Mortgage financing interest	3,022	1,824

Total revenue	50,410	46,210

Property operating expense	4,611	4,770
Other operating expense	606	1,038
General and administrative expense	3,232	2,481
Costs associated with loan refinancing	—	673
Interest expense, net	10,952	11,239
Depreciation and amortization	8,297	7,497

Income before gain on sale of land and income from joint ventures	22,712	18,512

Gain on sale of land	—	345
Equity in income from joint ventures	198	184

Net income	$22,910	$19,041

Preferred dividend requirements	(4,856)	(2,916)

Net income available to common shareholders	$18,054	$16,125

Net income per common share:
Basic	$0.69	$0.63

Diluted	$0.67	$0.62

Shares used for computation (in thousands):
Basic	26,282	25,690
Diluted	26,820	26,030

Dividends per common share	$0.7600	$0.6875

See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST
Consolidated Statement of Changes in Shareholders’ Equity
Three Months Ended March 31, 2007
(Unaudited)
(Dollars in thousands, except share data)

								Accumulated
					Additional			other	Distributions
	Common Stock		Preferred Stock		paid-in	Treasury	Loans to	comprehensive	in excess of
	Shares	Par	Shares	Par	capital	shares	shareholders	income (loss)	net income	Total
Balance at December 31, 2006	27,153	$272	10,900	$109	$883,639	$(15,500)	$(3,525)	$12,501	$(24,814)	$852,682
Issuance of restricted shares, including restricted shares issued for payment of bonuses	129	1	—	—	1,334	—	—	—	—	1,335
Amortization of restricted shares	—	—	—	—	634	—	—	—	—	634
Share option expense	—	—	—	—	107	—	—	—	—	107
Foreign currency translation adjustment	—	—	—	—	—	—	—	1,400	—	1,400
Unrealized loss on derivatives	—	—	—	—	—	—	—	(175)	—	(175)
Net income	—	—	—	—	—	—	—	—	22,910	22,910
Purchase of 24,740 common shares for treasury in conjunction with vesting of employees’ restricted stock	—	—	—	—	—	(1,448)	—	—	—	(1,448)
Issuances of common shares in Dividend Reinvestment Plan	4	—	—	—	197	—	—	—	—	197
Stock option exercises, net	140	1	—	—	4,135	(4,971)	—	—	—	(835)
Dividends to common shareholders ($0.76 per share)	—	—	—	—	—	—	—	—	(20,253)	(20,253)
Dividends to Series A preferred shareholders ($0.5938 per share)	—	—	—	—	—	—	—	—	(1,366)	(1,366)
Dividends to Series B preferred shareholders ($0.4844 per share)	—	—	—	—	—	—	—	—	(1,550)	(1,550)
Dividends to Series C preferred shareholders ($0.3594 per share)	—	—	—	—	—	—	—	—	(1,940)	(1,940)

Balance at March 31, 2007	27,426	$274	10,900	$109	$890,046	$(21,919)	$(3,525)	$13,726	$(27,013)	$851,698

See accompanying notes to financial statements.

ENTERTAINMENT PROPERTIES TRUST
Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2007	2006
Net income	$22,910	$19,041
Other comprehensive income (loss):
Foreign currency translation adjustment	1,400	(764)
Unrealized loss on derivatives	(175)	—

Comprehensive income	$24,135	$18,277

See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2007	2006
Operating activities:
Net income	$22,910	$19,041
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of land	—	(345)
Costs associated with loan refinancing (non-cash portion)	—	673
Equity in income from joint ventures	(198)	(184)
Depreciation and amortization	8,297	7,497
Amortization of deferred financing costs	662	768
Share-based compensation expense to management and trustees	781	666
Increase in mortgage notes accrued interest receivable	(2,745)	(1,809)
Increase in accounts receivable	(23)	(1,343)
Increase in other assets	(1,379)	(128)
Increase (decrease) in accounts payable and accrued liabilities	(331)	380
Decrease in unearned rents	(472)	(194)

Net cash provided by operating activities	27,502	25,022

Investing activities:
Acquisition of rental properties and other assets	(16,725)	(38,462)
Net proceeds from sale of real estate	—	603
Additions to properties under development	(7,433)	(7,097)
Distributions from joint ventures	224	213
Investment in promissory note receivable	(5,000)	(3,500)
Investment in mortgage notes receivable	(35,921)	(15,332)

Net cash used in investing activities	(64,855)	(63,575)

Financing activities:
Proceeds from long-term debt facilities	100,415	135,196
Principal payments on long-term debt	(42,095)	(121,912)
Deferred financing fees paid	(142)	(2,114)
Net proceeds from issuance of common shares	197	46,389
Impact of stock option exercises, net	(835)	—
Purchase of common shares for treasury in conjunction with vesting of employees’ restricted stock	(1,448)	(919)
Distributions paid to minority interests	(133)	(133)
Dividends paid to shareholders	(21,314)	(18,686)

Net cash provided by financing activities	34,645	37,821
Effect of exchange rate changes on cash	49	(26)

Net decrease in cash and cash equivalents	(2,659)	(758)
Cash and cash equivalents at beginning of year	9,414	6,546

Cash and cash equivalents at end of year	$6,755	$5,788

Supplemental schedule of non-cash activity:
Transfer of property under development to rental property	$264	$4,774
Issuance of restricted shares, including restricted shares issued for payment of bonuses	$8,402	$3,441
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$11,015	$11,031
Cash paid during the year for income taxes	$317	$224
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
2. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. In addition, operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
The consolidated balance sheet as of December 31, 2006 has been derived from the audited consolidated balance sheet at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on February 28, 2007.
Revenue Recognition
Rents that are fixed and determinable are recognized on a straight-line basis over the minimum terms of the leases. Base rent escalation in those of the Company’s leases that are dependent upon increases in the Consumer Price Index (CPI) is recognized when known. Straight-line rent receivable is included in accounts receivable and was $17.1 million and $16.4 million at March 31, 2007 and December 31, 2006, respectively. In addition, most of the Company’s tenants are subject to additional rents if gross revenues of the properties exceed certain thresholds defined in the lease agreements (percentage rents). Percentage rents are recognized at the time when specific triggering events occur as provided by the lease agreements. Percentage rents of $474 thousand and $469 thousand were recognized during the three months ended March 31, 2007 and 2006, respectively. Lease termination fees are recognized when the related leases are canceled and the Company has no obligation to provide services to such former tenants. No termination fees were recognized during the three months ended March 31, 2007 and 2006.

Concentrations of Risk
American Multi-Cinema, Inc. (AMC) is the lessee of a substantial portion (53%) of the megaplex theatre rental properties held by the Company (including joint venture properties) at March 31, 2007 as a result of a series of sale leaseback transactions pertaining to a number of AMC megaplex theatres. A substantial portion of the Company’s rental revenues (approximately $23.3 million, or 54%, and $23.0 million, or 58%, for the three months ended March 31, 2007 and 2006, respectively) result from the rental payments by AMC under the leases, or its parent, AMC Entertainment, Inc. (AMCE), as the guarantor of AMC’s obligations under the leases. AMCE has publicly held debt and accordingly, its consolidated financial information is publicly available.
For the three months ended March 31, 2007 and 2006, respectively, approximately $8.0 million, or 16%, and $7.7 million, or 17%, of total revenue was derived from the Company’s four entertainment retail centers in Ontario, Canada. For the three months ended March 31, 2007 and 2006, respectively, approximately $10.6 million, or 21%, and $9.5 million, or 21%, of our total revenue was derived from the Company’s four entertainment retail centers in Ontario, Canada combined with the mortgage financing interest related to the Company’s mortgage note receivable held in Canada and initially funded on June 1, 2005. The Company’s wholly owned subsidiaries that hold the Canadian entertainment retail centers, third party debt and mortgage note receivable represent approximately $166.5 million or 19.5% and $164.0 million or 19.2% of the Company’s net assets as of March 31, 2007 and December 31, 2006, respectively.
Share-Based Compensation
The Company accounts for share based compensation under the Financial Accounting Standard (SFAS) No. 123R “Share-Based Payment.” Share based compensation expense consists of share option expense, amortization of restricted share grants and shares issued to trustees for payment of their annual retainers. Share based compensation is included in general and administrative expense in the accompanying consolidated statements of income, and totaled $781 thousand and $666 thousand for the three months ended March 31, 2007 and 2006, respectively.
Share Options
The fair value of share options granted under the Company’s Share Incentive Plan is estimated at the date of grant using the Black-Scholes option pricing model. Awards under the Company’s plan vest either immediately or up to a period of 5 years. Share option expense for all options is recognized on a straight-line basis over the vesting period.
The expense related to share options included in the determination of net income for the three months ended March 31, 2007 and 2006 was $107 thousand and $66 thousand, respectively. The following assumptions were used in applying the Black-Sholes option pricing model at the grant dates: risk-free interest rate of 4.8% for both the three months ended March 31, 2007 and 2006, dividend yield of 5.4% and 5.8% for the three months ended March 31, 2007 and 2006, respectively, volatility factors in the expected market price of the Company’s common shares of 19.5% and 21.1% for the three months ended March 31, 2007 and 2006, respectively; and an expected life of eight years.
Restricted Shares
The Company grants restricted shares to employees pursuant to both its Annual Incentive Program and its Share Incentive Plan. The Company amortizes the expense related to the shares awarded under the Share Incentive Plan and the premium awarded under the restricted share alternative of the Annual Incentive Program on a straight-line basis over the future vesting period (usually three to five years). Total expense recognized related to all restricted shares was $634 thousand and $559 thousand for the three months ended March 31, 2007 and 2006, respectively.

Shares Issued to Trustees
The Company issues shares to Trustees for payment of their annual retainers. This expense is amortized by the Company on a straight-line basis over the year of service by the Trustees. Total expense recognized related to shares issued to Trustees was $40 thousand for both the three months ended March 31, 2007 and 2006.
Reclassifications
Certain reclassifications have been made to the prior period amounts to conform to the current period presentation.
3. Rental Properties
The following table summarizes the carrying amounts of rental properties as of March 31, 2007 and December 31, 2006 (in thousands):

	March 31, 2007	December 31, 2006
Buildings and improvements	$1,190,898	$1,189,676
Furniture, fixtures & equipment	8,206	8,147
Land	350,171	339,716

	1,549,275	1,537,539
Accumulated depreciation	(149,514)	(141,636)

Total	$1,399,761	$1,395,903

Depreciation expense on rental properties was $7.8 million and $7.0 million for the three months ended March 31, 2007 and 2006, respectively.
4. Unconsolidated Real Estate Joint Ventures
At March 31, 2007, the Company had a 20% investment interest in each of two unconsolidated real estate joint ventures, Atlantic-EPR I and Atlantic-EPR II. The Company accounts for its investment in these joint ventures under the equity method of accounting.
The Company recognized income of $120 and $112 (in thousands) from its investment in the Atlantic-EPR I joint venture during the first three months of 2007 and 2006, respectively. The Company also received distributions from Atlantic-EPR I of $136 and $129 (in thousands) during the first three months of 2007 and 2006, respectively. Condensed financial information for Atlantic-EPR I is as follows as of and for the three months ended March 31, 2007 and 2006 (in thousands):

	2007	2006
Rental properties, net	$29,084	29,728
Cash	141	141
Long-term debt	16,057	16,387
Partners’ equity	13,063	13,375
Rental revenue	1,065	1,044
Net income	560	525

The Company recognized income of $78 and $72 (in thousands) from its investment in the Atlantic-EPR II joint venture during the first three months of 2007 and 2006, respectively. The Company also received distributions from Atlantic-EPR II of $88 and $84 (in thousands) during the first three months of 2007 and 2006, respectively. Condensed financial information for Atlantic-EPR II is as follows as of and for the three months ended March 31, 2007 and 2006 (in thousands):

	2007	2006
Rental properties, net	$22,765	23,226
Cash	99	87
Long-term debt	13,803	14,080
Note payable to Entertainment Properties Trust	117	117
Partners’ equity	8,747	8,937
Rental revenue	694	694
Net income	336	319
The joint venture agreements for Atlantic-EPR I and Atlantic-EPR II allow the Company’s partner, Atlantic of Hamburg, Germany (Atlantic), to exchange up to a maximum of 10% of its ownership interest per year in each of the joint ventures for common shares of the Company or, at the discretion of the Company, the cash value of those shares as defined in each of the joint venture agreements.
5. Share Incentive Plan
The Company maintains a Share Incentive Plan under which an aggregate of 3,000,000 common shares and options to purchase common shares, subject to adjustment in the event of certain capital events, may be granted. At March 31, 2007, there were 1,026,167 shares available for grant under the Share Incentive Plan.
Share Options
Share options granted under the Share Incentive Plan have exercise prices equal to the fair market value of a common share at the date of grant. The options may be granted for any reasonable term, not to exceed 10 years, and typically become exercisable at a rate of 20% per year over a five—year period. For trustees, share options become exercisable over a one-year period. The Company generally issues new common shares upon option exercise. A summary of the Company’s share option activity and related information is as follows:

			Weighted
	Number of	Option Price	Average
	Shares	Per Share	Exercise Price
Outstanding at December 31, 2006	981,673	$14.00 — $43.75	$28.33
Exercised	(140,470)	16.05 — 43.75	29.41
Granted	86,945	60.03 — 65.50	64.88

Outstanding at March 31, 2007	928,148	14.00 — 65.50	31.59

The weighted average fair value of options granted was $7.91 and $5.03 during the three months ended March 31, 2007 and 2006, respectively. At March 31, 2007 and December 31, 2006, stock-option expense to be recognized in future periods was $1.2 million and $648 thousand, respectively. During the three months ended March 31, 2007, the intrinsic value of stock options exercised was $5.0 million.

The following table summarizes outstanding options at March 31, 2007:

Exercise	Options	Weighted avg.	Weighted avg.	Aggregate intrinsic
price range	outstanding	life remaining	exercise price	value (in thousands)
$14.00 — 19.99	196,372	3.4
20.00 — 29.99	335,333	5.7
30.00 — 39.99	100,776	7.0
40.00 — 49.99	208,722	8.7
50.00 — 59.99	—	—
60.00 — 65.50	86,945	9.8

	928,148	6.4	$31.59	$26,601

The following table summarizes exercisable options at March 31, 2007:

Exercise	Options	Weighted avg.	Weighted avg.	Aggregate intrinsic
price range	outstanding	life remaining	exercise price	value (in thousands)
$14.00 — 19.99	196,372	3.4
20.00 — 29.99	239,501	5.7
30.00 — 39.99	55,343	7.0
40.00 — 49.99	33,051	8.5
50.00 — 59.99	—	—
60.00 — 65.50	—	—

	524,267	5.2	$23.39	$19,322

Restricted Shares
A summary of the Company’s restricted share activity and related information is as follows:

		Weighted	Weighted
		Average	Average
	Number of	Grant Date	Life
	Shares	Fair Value	Remaining
Outstanding at December 31, 2006	169,554	$39.50
Granted	128,563	65.17
Vested	(59,564)	37.61

Outstanding at March 31, 2007	238,553	53.80	2.08

The holders of restricted shares have voting rights and receive dividends from the date of grant. These shares vest ratably over a period of three to five years. At March 31, 2007 and December 31, 2006, unamortized share-based compensation expense related to non-vested restricted shares was $9.3 million and $2.9 million, respectively. The fair value of the restricted shares that vested during the three months ended March 31, 2007 was $3.5 million.

6. Earnings Per Share
The following table summarizes the Company’s common shares used for computation of basic and diluted earnings per share for the three months ended March 31, 2007 and 2006 (in thousands except per share information):

	Three Months Ended March 31, 2007
	Income	Shares	Per Share
	(numerator)	(denominator)	Amount

Basic earnings:
Income available to common shareholders	$18,054	26,282	$0.69
Effect of dilutive securities:
Share options	—	447	(0.01)
Non-vested common share grants	—	91	(0.01)

Diluted earnings	$18,054	26,820	$0.67

	Three Months Ended March 31, 2006
	Income	Shares	Per Share
	(numerator)	(denominator)	Amount

Basic earnings:
Income available to common shareholders	$16,125	25,690	$0.63
Effect of dilutive securities:
Share options	—	315	(0.01)
Non-vested common share grants	—	25	—

Diluted earnings	$16,125	26,030	$0.62

The additional 1.9 million common shares that would result from the conversion of the Company’s Series C convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted earnings per share for the three months ended March 31, 2007 because the effect is antidilutive.
7. Investment in Mortgage Notes
On March 13, 2007, a wholly-owned subsidiary of the Company entered into a secured mortgage loan agreement for $93.0 million with SVV I, LLC for the development of a water-park anchored entertainment village. The Company advanced $35.9 million during March of 2007 under this agreement. The secured property is approximately 368 acres of development land located in Kansas City, Kansas. The carrying value of this mortgage note receivable at March 31, 2007 was $36.1 million, including related accrued interest receivable of $156 thousand. This loan is guaranteed by the Schlitterbahn New Braunfels Group (Bad-Schloss, Inc., Waterpark Management, Inc., Golden Seal Investments, Inc., Liberty Partnership, Ltd., Henry Condo I, Ltd., and Henry-Walnut, Ltd.) and has a maturity date of March 12, 2008. Monthly interest payments are made to the Company and the unpaid principal balance bears interest at LIBOR plus 3.5%. During April of 2007, the Company advanced an additional $45.7 million on this mortgage note.

8. Mortgage Notes Payable
On February 21, 2007, a wholly-owned subsidiary of the Company obtained a non-recourse mortgage loan of $11.6 million. This mortgage is secured by a theatre property located in Biloxi, Mississippi. The mortgage loan bears interest at 6.06%, matures on March 1, 2017 and requires monthly principal and interest payments of $75 thousand with a final principal payment at maturity of $9.0 million. The net proceeds from this loan were used to pay down the Company’s unsecured revolving credit facility.
On March 23, 2007, a wholly-owned subsidiary of the Company obtained a non-recourse mortgage loan of $11.9 million. This mortgage is secured by a theatre property located in Fresno, California. The mortgage loan bears interest at 6.07%, matures on April 6, 2017 and requires monthly principal and interest payments of $77 thousand with a final principal payment at maturity of $9.2 million. The net proceeds from this loan were used to pay down the Company’s unsecured revolving credit facility.
9. Staff Accounting Bulletin No. 108 (SAB 108)
In September 2006, the SEC released SAB 108. SAB 108 permitted the Company to adjust for the cumulative effect of errors relating to prior years previously considered to be immaterial by adjusting the opening balance of retained earnings in the year of adoption. SAB 108 also required the adjustment of any prior quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. Such adjustments did not require previously filed reports with the SEC to be amended.
Effective January 1, 2006, the Company adopted SAB 108. In accordance with SAB 108, the Company increased distributions in excess of net income as of January 1, 2006, and its rental revenue and net income for the year ended December 31, 2006 for the recognition of straight-line rental revenues and net receivables as further described below. SFAS No. 13 “Accounting for Leases” requires rental income that is fixed and determinable to be recognized on a straight-line basis over the minimum term of the lease. Certain leases executed or acquired between 1998 and 2003 contain rental income provisions that are fixed and determinable yet straight line revenue recognition in accordance with SFAS No. 13 was not applied. Accordingly, the implementation of SAB 108 corrects the revenue recognition related to such leases. The first quarter 2006 impact of this adjustment is summarized below (dollars in thousands, except per share data):

As of and for the three months ended March 31, 2006	Previously Reported	Adjustment	As Adjusted
Rental revenue	39,130	343	39,473
Net income	18,698	343	19,041
Net income available to common shareholders	15,782	343	16,125
Diluted net income per common share	0.61	0.01	0.62
10. Subsequent Developments
On April 4, 2007, a wholly-owned subsidiary of the Company entered into two secured first mortgage loan agreements totaling $73.5 million with Peak Resorts, Inc. The Company advanced $48.5 million during April of 2007 under these agreements. The loans are secured by two ski resorts located in Vermont and New Hampshire. Mount Snow is approximately 2,378 acres and is located in both West Dover and Wilmington, Vermont. Mount Attitash is approximately 1,250 acres and is located in Bartlett, New Hampshire. The loans have a maturity date of April 3, 2027. Monthly interest payments are made to the Company and the unpaid principal balance initially bears interest at 10%.
Additionally, on April 4, 2007, a wholly-owned subsidiary of the Company entered into a third secured first mortgage loan agreement for $25.0 million with Peak Resorts, Inc. for the further development of Mount Snow. The loan is secured by approximately 696 acres of development land. The Company advanced the full amount of the loan during April of 2007. The loan has a maturity date of April 2, 2010 at which time the unpaid principal balance and all accrued interest is due. The unpaid principal balance bears interest at 10%.
As further described in Note 7, on April 13, 2007, a wholly-owned subsidiary of the Company advanced an additional $45.7 million under a secured mortgage for the development of a water-park anchored entertainment village in Kansas City, KS.
On April 18, 2007, the Company amended its unsecured revolving credit facility. The amendment allows additional assets, subject to certain limitations, to be included in the Company’s borrowing base, and provides a more favorable valuation of the Company’s megaplex theatres and entertainment related retail assets in the calculation of the borrowing base and the leverage ratio. Additionally, the amendment relaxes the covenants that limit the Company’s investment in certain types of assets, raises its capacity to issue letters of credit and provides the Company with the flexibility to incur other unsecured recourse indebtedness, subject to certain limitations, beyond the unsecured revolving credit facility. The size, term and pricing of the unsecured revolving credit facility were not impacted by the amendment.
On April 20, 2007, the Company issued a notice of redemption to the registered holders of all 2.3 million outstanding shares of its 9.5% Series A preferred shares notifying such holders of the Company’s intent to redeem all such shares outstanding on May 29, 2007. The shares are expected to be redeemed at a redemption price of $25.3892361 per share. This price is the sum of the $25.00 per share liquidation preference and a quarterly dividend per share of $0.59375 prorated through the redemption date. In conjunction with the anticipated redemption, the Company expects to recognize both a non-cash charge representing the original issuance costs that were paid in 2002 and also other redemption related expenses. The aggregate reduction to net income available to common shareholders is expected to be approximately $2.1 million ($0.08 per fully diluted common share) in the second quarter of 2007.
11. Commitments and Contingencies
As of March 31, 2007, the Company had three theatre development projects under construction for which it has agreed to finance the development costs. These theatres are expected to have a total of 46 screens and their development costs (including land) are expected to be approximately $38.4 million. Through March 31, 2007, the Company has invested $20.4 million in these projects (including land), and has commitments to fund approximately $18.0 million of additional improvements. Development costs are advanced by the Company in periodic draws. If the Company determines that construction is not being completed in accordance with the terms of the development agreement, the Company can discontinue funding construction draws. The Company has agreed to lease the theatres to the operators at pre-determined rates.

      Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Quarterly Report on Form 10-Q. The forward-looking statements included in this discussion and elsewhere in this Quarterly Report on Form 10-Q involve risks and uncertainties, including anticipated financial performance, business prospects, industry trends, shareholder returns, performance of leases by tenants and other matters, which reflect management’s best judgment based on factors currently known. See “Forward Looking Statements.” Actual results and experience could differ materially from the anticipated results and other expectations expressed in our forward-looking statements as a result of a number of factors, including but not limited to those discussed in this Item and Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on February 28, 2007.
Overview
Our principal business objective is to be the nation’s leading destination entertainment, entertainment-related, recreation and specialty real estate company by continuing to develop, acquire or finance high-quality properties. As of March 31, 2007, we had invested approximately $1.5 billion (before accumulated depreciation) in 75 megaplex theatre properties and various restaurant, retail, entertainment, destination recreational and specialty properties located in 25 states and Ontario, Canada. As of March 31, 2007, we had invested approximately $26.5 million in development land and construction in progress for real-estate development. Also, as of March 31, 2007, we had invested approximately US $63.0 million (including accrued interest) in mortgage financing for the development of a new entertainment retail center located in downtown Toronto, Ontario, Canada, $8.1 million (including accrued interest) in mortgage financing for the Crotched Mountain Ski Resort located in New Hampshire, $8.1 million in mortgage financing (including accrued interest) for the development of a megaplex theatre property in Louisiana and $36.1 million in mortgage financing (including accrued interest) for the development of a water-park anchored entertainment village in Kansas City, Kansas.
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
We incur general and administrative expenses including compensation expense for our executive officers and other employees, professional fees and various expenses incurred in the process of identifying, evaluating, acquiring and financing additional properties and mortgage notes. We are self-administered and managed by our trustees and executive officers. Our primary non-cash expense is the depreciation of our properties. We depreciate buildings and improvements on our properties over a five-year to 40-year period for tax purposes and financial reporting purposes.
Our property acquisitions and development financing commitments are financed by cash from operations, borrowings under our unsecured revolving credit facility, long-term mortgage debt and the sale of equity securities. It has been our strategy to structure leases and financings to ensure a positive spread between our cost of capital and the rentals paid by our tenants. We have primarily acquired or developed new properties that are pre-leased to a single tenant or multi-tenant properties that have a high occupancy rate. We do not typically develop or acquire properties on a speculative basis or that are not significantly pre-leased. As of March 31, 2007, we have also entered into three joint ventures formed to own and lease single properties, and have provided mortgage note financing as described above. We intend to continue entering into some or all of these types of arrangements in the foreseeable future.
Our primary challenges have been locating suitable properties, negotiating favorable lease and financing terms, and managing our portfolio as we have continued to grow. Because of our emphasis on the entertainment and entertainment-related sector of the real estate industry and the knowledge and industry relationships of our management, we have enjoyed favorable opportunities to acquire, finance and lease properties. We believe those opportunities will continue during the remainder of 2007.
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

We apply the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We assess the carrying value of our rental properties whenever events or changes in circumstances indicate that the carrying amount of a property may not be recoverable. Certain factors that may occur and indicate that impairments may exist include, but are not limited to: underperformance relative to projected future operating results, tenant difficulties and significant adverse industry or market economic trends. No such indicators existed during the first three months of 2007. If an indicator of possible impairment exists, a property is evaluated for impairment by comparing the carrying amount of the property to the estimated undiscounted future cash flows expected to be generated by the property. If the carrying amount of a property exceeds its estimated future cash flows on an undiscounted basis, an impairment charge is recognized in the amount by which the carrying amount of the property exceeds the fair value of the property. Management estimates fair value of our rental properties based on projected discounted cash flows using a discount rate determined by management to be commensurate with the risk inherent in the Company. Management did not record any impairment charges for the first three months of 2007.
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
Recent Developments
Debt Financing
On February 21, 2007, we obtained a non-recourse mortgage loan of $11.6 million. This mortgage is secured by a theatre property located in Biloxi, Mississippi. The mortgage loan bears interest at 6.06%, matures on March 1, 2017 and requires monthly principal and interest payments of $75 thousand with a final principal payment at maturity of $9.0 million. The net proceeds from this loan were used to pay down our unsecured revolving credit facility.
On March 23, 2007, we obtained a non-recourse mortgage loan of $11.9 million. This mortgage is secured by a theatre property located in Fresno, California. The mortgage loan bears interest at 6.07%, matures on April 6, 2017 and requires monthly principal and interest payments of $77 thousand with a final principal payment at maturity of $9.2 million. The net proceeds from this loan were used to pay down our unsecured revolving credit facility.

Credit Facility
On April 18, 2007 we amended our unsecured revolving credit facility. The amendment allows additional assets, subject to certain limitations, to be included in our borrowing base, and provides a more favorable valuation of our megaplex theatres and entertainment related retail assets in the calculation of the borrowing base and the leverage ratio. Additionally, the amendment relaxes the covenants that limit our investment in certain types of assets, raises our capacity to issue letters of credit and provides us with the flexibility to incur other unsecured recourse indebtedness, subject to certain limitations, beyond the unsecured revolving credit facility. The size, term and pricing of the unsecured revolving credit facility were not impacted by the amendment.
Series A Preferred Shares Redemption
On April 20, 2007, we issued a notice of redemption to the registered holders of all 2.3 million outstanding shares of our Series A preferred shares notifying such holders of our intent to redeem all such shares outstanding on May 29, 2007. The shares are expected to be redeemed at a redemption price of $25.3892361 per share. This price is the sum of the $25.00 per share liquidation preference and a quarterly dividend per share of $0.59375 prorated through the redemption date. In conjunction with the anticipated redemption, we expect to recognize both a non-cash charge representing the original issuance costs that were paid in 2002 and also other redemption related expenses. The aggregate reduction to net income available to common shareholders is expected to be approximately $2.1 million ($0.08 per fully diluted common share) in the second quarter of 2007.
Investments
On March 13, 2007, we entered into a secured first mortgage loan agreement for $93.0 million to SVV I, LLC for the development of a water-park anchored entertainment village. We advanced $35.9 million during March of 2007 under this agreement. The secured property is approximately 368 acres of development land located in Kansas City, Kansas. The carrying value of this mortgage note receivable at March 31, 2007 was $36.1 million, including related accrued interest receivable of $156 thousand. This loan is guaranteed by the Schlitterbahn New Braunfels Group (Bad-Schloss, Inc., Waterpark Management, Inc., Golden Seal Investments, Inc., Liberty Partnership, Ltd., Henry Condo I, Ltd., and Henry-Walnut, Ltd.) and has a maturity date of March 12, 2008. Monthly interest payments are made to the Company and the unpaid principal balance bears interest at LIBOR plus 3.5%. During April of 2007, we advanced an additional $45.7 million on this mortgage note.
On April 4, 2007, we entered into two secured first mortgage loan agreements totaling $73.5 million with Peak Resorts, Inc. We advanced $48.5 million during April of 2007 under these agreements. The loans are secured by two ski resorts located in Vermont and New Hampshire. Mount Snow is approximately 2,378 acres and is located in both West Dover and Wilmington, Vermont. Mount Attitash is approximately 1,250 acres and is located in Bartlett, New Hampshire. The loans have a maturity date of April 3, 2027. Monthly interest payments are made to us and the unpaid principal balance initially bears interest at 10%.
Additionally, on April 4, 2007, we entered into a third secured first mortgage loan agreement for $25.0 million with Peak Resorts, Inc. for further development of Mount Snow. The loan is secured by approximately 696 acres of development land. We advanced the full amount of the loan during April of 2007. The loan has a maturity date of April 2, 2010 at which time the unpaid principal balance and all accrued interest is due. The unpaid principal balance bears interest at 10%.

Results of Operations
Three months ended March 31, 2007 compared to three months ended March 31, 2006
Rental revenue was $43.0 million for the three months ended March 31, 2007, compared to $39.5 million for the three months ended March 31, 2006. The $3.5 million increase resulted primarily from the property acquisitions and developments completed in 2006 and 2007 and base rent increases on existing properties. Percentage rents of $0.5 million were recognized during both the three months ended March 31, 2007 and 2006. Straight-line rents of $1.0 million and $0.8 million were recognized during the three months ended March 31, 2007 and 2006, respectively. As of March 31, 2007 and December 31, 2006, the receivable for straight-line rents was $17.1 million and $16.4 million, respectively.
Tenant reimbursements totaled $3.6 million for the three months ended March 31, 2007 compared to $3.5 million for the three months ended March 31, 2006. These tenant reimbursements arise from the operations of our retail centers. The $0.1 million increase is due primarily to increases in tenant reimbursements, primarily driven by the expansion and leasing of the gross leasable area at our retail centers in Ontario, Canada.
Other income was $0.8 million for the three months ended March 31, 2007 compared to $1.5 million for the three months ended March 31, 2006. The decrease of $0.7 million is due to the following:
•	A decrease of $0.3 million in revenues from a restaurant in Southfield, Michigan opened in September 2005 and previously operated through a wholly-owned taxable REIT subsidiary. The restaurant in Southfield, Michigan was closed during the third quarter of 2006 and the space was leased to an unrelated restaurant tenant.
•	A decrease of $0.4 million related to the recognition of a gain for the three months ended March 31, 2006 resulting from an insurance claim. As a result of the hurricane events of October 2005, one non triple-net retail property in Pompano Beach, Florida suffered significant damage to its roof. The insurance company reimbursed us for the replacement of the roof less our deductible in January 2006.
Mortgage financing interest for the three months ended March 31, 2007 was $3.0 million compared to $1.8 million for the three months ended March 31, 2006 and relates to the following:
•	mortgage financing for the development of an entertainment retail center in Canada provided in June of 2005 and March of 2006
•	mortgage financing for a ski resort in New Hampshire provided in March of 2006
•	mortgage financing for the development of a megaplex theatre in Louisiana provided in November of 2006
•	mortgage financing for the development of a water-park entertainment village in Kansas provided in March of 2007
Our property operating expense totaled $4.6 million for the three months ended March 31, 2007 compared to $4.8 million for the three months ended March 31, 2006. These property operating expenses arise from the operations of our retail centers. The $0.2 million decrease is primarily due to a decrease in bad debt expense related to our entertainment retail enter in New Rochelle, New York.
Other operating expense totaled $0.6 million for the three months ended March 31, 2007 compared to $1.0 million for the three months ended March 31, 2006. The decrease of $0.4 million relates to expenses from a restaurant in Southfield, Michigan opened in September 2005, and previously operated through a wholly-owned taxable REIT subsidiary. The restaurant in Southfield Michigan was closed during the third quarter of 2006 and the space was leased to an unrelated restaurant tenant.
Our general and administrative expense totaled $3.2 million for the three months ended March 31, 2007 compared to $2.5 million for the three months ended March 31, 2006. The increase of $0.7 million primarily resulted from payroll and related expenses attributable to increases in base and incentive compensation, additional employees and amortization resulting from grants of restricted shares to management, as well as increases in franchise taxes and professional fees.
Costs associated with loan refinancing for the three months ended March 31, 2006 were $0.7 million. These costs related to the amendment and restatement of our revolving credit facility and consisted of the write-off of $0.7 million of certain unamortized financing costs. No such costs were incurred during the three months ended March 31, 2007.
Depreciation and amortization expense totaled $8.3 million for the three months ended March 31, 2007 compared to $7.5 million for the three months ended March 31, 2006. The $0.8 million increase resulted primarily from the property acquisitions completed in 2006 and 2007.
The gain on sale of land of $0.3 million for the three months ended March 31, 2006 was due to the sale of an acre of land that was originally purchased along with one of our megaplex theatres. There was no gain on sale of land recognized for the three months ended March 31, 2007.
Preferred dividend requirements for the three months ended March 31, 2007 were $4.9 million compared to $2.9 million for the same period in 2006. The $2.0 million increase is due to the issuance of 5.4 million Series C preferred shares in December of 2006.
Liquidity and Capital Resources
Cash and cash equivalents were $6.8 million at March 31, 2007. In addition, we had restricted cash of $7.2 million at March 31, 2007 required in connection with debt service, payment of real estate taxes and capital improvements.
Mortgage Debt and Credit Facilities
As of March 31, 2007, we had total debt outstanding of $734.5 million. As of March 31, 2007, $670.5 million of debt outstanding was fixed rate mortgage debt secured by a substantial portion of our rental properties, with a weighted average interest rate of approximately 6.1%.
At March 31, 2007, we had $64.0 million in debt outstanding under our $235.0 million unsecured revolving credit facility, with interest at a floating rate. The unsecured revolving credit facility matures in January of 2009 and was recently amended (described in Note 10 to the consolidated financial statements in this Quarterly Report on Form 10-Q).

Our principal investing activities are acquiring, developing and financing entertainment, entertainment-related, recreational and specialty properties. These investing activities have generally been financed with mortgage debt and the proceeds from equity offerings. Our unsecured revolving credit facility is also used to finance the acquisition or development of properties, and to provide mortgage financing. Continued growth of our rental property and mortgage financing portfolios will depend in part on our continued ability to access funds through additional borrowings and securities offerings.
Capital Structure and Coverage Ratios
We believe that our shareholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest, fixed charge and debt service coverage ratios. We expect to maintain our leverage ratio (i.e. total-long term debt of the Company as a percentage of shareholders’ equity plus total liabilities) below 55%. However, the timing and size of our equity offerings may cause us to temporarily operate over this threshold. At March 31, 2007, our leverage ratio was 45%. Our long-term debt as a percentage of our total market capitalization at March 31, 2007 was 28%. We do not manage to a ratio based on total market capitalization due to the inherent variability that is driven by changes in the market price of our common shares. We calculate our total market capitalization of $2.6 billion as follows at March 31, 2007:
•	Common shares outstanding of 26,649,130, multiplied by the last reported sales price of our common shares on the NYSE of $60.25 per share, or $1.61 billion;

•	Aggregate liquidation value of our Series A preferred shares of $57.5 million;

•	Aggregate liquidation value of our Series B preferred shares of $80 million;

•	Aggregate liquidation value of our Series C preferred shares of $135 million; and

•	Total long-term debt of $734.5 million
Our interest coverage ratio for the three months ended March 31, 2007 and 2006 was 3.7 times and 3.3 times, respectively. Interest coverage is calculated as the interest coverage amount (as calculated in the following table) divided by interest expense, gross (as calculated in the following table). We consider the interest coverage ratio to be an appropriate supplemental measure of a company’s ability to meet its interest expense obligations. Our calculation of the interest coverage ratio may be different from the calculation used by other companies, and therefore, comparability may be limited. This information should not be considered as an alternative to any Generally Accepted Accounting Principals (GAAP) liquidity measures. The following table shows the calculation of our interest coverage ratios (dollars in thousands):

	Three Months Ended March 31,
	2007	2006

Net income	$22,910	19,041
Interest expense, gross	11,577	11,641
Interest cost capitalized	(102)	(4)
Depreciation and amortization	8,297	7,497
Share-based compensation expense to management and trustees	781	666
Gain on sale of land	—	(345)
Costs associated with loan refinancing	—	673
Straight-line rental revenue	(956)	(836)

Interest coverage amount	$42,507	38,333

Interest expense, net	$10,952	11,239
Interest income	523	398
Interest cost capitalized	102	4

Interest expense, gross	$11,577	11,641

Interest coverage ratio	3.7	3.3

The interest coverage amount per the above table can be reconciled to net cash provided by operating activities per the consolidated statements of cash flows included in this Quarterly Report on Form 10-Q as follows (in thousands):

	Three Months Ended March 31,
	2007	2006

Net cash provided by operating activities	$27,503	25,022

Equity in income from joint ventures	198	184
Amortization of deferred financing costs	(662)	(768)
Increase in mortgage notes accrued interest receivable	2,745	1,809
Increase in accounts receivable	23	1,343
Increase in other assets	1,378	128
Decrease (increase) in accounts payable and accrued liabilities	331	(380)
Increase in unearned rents	472	194
Straight-line rental revenue	(956)	(836)
Interest expense, gross	11,577	11,641
Interest cost capitalized	(102)	(4)

Interest coverage amount	$42,507	38,333

Our fixed charge coverage ratio for both the three months ended March 31, 2007 and 2006 was 2.6 times. The fixed charge coverage ratio is calculated in exactly the same manner as the interest coverage ratio, except that preferred share dividends are also added to the denominator. We consider the fixed charge coverage ratio to be an appropriate supplemental measure of a company’s ability to make its interest and preferred share dividend payments. Our calculation of the fixed charge coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures. The following table shows the calculation of our fixed charge coverage ratios (dollars in thousands):

	Three Months Ended March 31,
	2007	2006

Interest coverage amount	$42,507	38,333

Interest expense, gross	11,577	11,641
Preferred share dividends	4,856	2,916

Fixed charges	$16,433	14,557

Fixed charge coverage ratio	2.6	2.6

Our debt service coverage ratio for the three months ended March 31, 2007 and 2006 was 2.7 times and 2.5 times, respectively. The debt service coverage ratio is calculated in exactly the same manner as the interest coverage ratio, except that recurring principal payments are also added to the denominator. We consider the debt service coverage ratio to be an appropriate supplemental measure of a company’s ability to make its debt service payments. Our calculation of the debt service coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures. The following table shows the calculation of our debt service coverage ratios (dollars in thousands):

	Three Months Ended March 31,
	2007	2006

Interest coverage amount	$42,507	38,333

Interest expense, gross	11,577	11,641
Recurring principle payments	4,095	3,680

Debt service	$15,672	15,321

Debt service coverage ratio	2.7	2.5

Liquidity Requirements
Short-term liquidity requirements consist primarily of normal recurring corporate operating expenses, debt service requirements and distributions to shareholders. We meet these requirements primarily through cash provided by operating activities. Cash provided by operating activities was $27.5 million for the three months ended March 31, 2007 and $25.0 million for the three months ended March 31, 2006. We anticipate that our cash on hand, cash from operations, and funds available under our unsecured revolving credit facility will provide adequate liquidity to fund our operations, make interest and principal payments on our debt, and allow distributions to our shareholders and avoidance of corporate level federal income or excise tax in accordance with Internal Revenue Code requirements for qualification as a REIT.
On April 20, 2007, we issued a notice of redemption to the registered holders of all 2.3 million outstanding shares of our Series A preferred shares notifying such holders of our intent to redeem all such shares outstanding on May 29, 2007. The shares will be redeemed at a redemption price of $25.3892361 per share which represents an aggregate payment of $58.4 million. This price is the sum of the $25.00 per share liquidation preference and a quarterly dividend per share of $0.59375 prorated through the redemption date.

We had three theatre projects under construction at March 31, 2007. The properties have been pre-leased to the prospective tenants under long-term triple-net leases. The cost of development is paid by us in periodic draws. The related timing and amount of rental payments to be received by us from tenants under the leases correspond to the timing and amount of funding by us of the cost of development. These theatres will have a total of 46 screens and their total development costs (including land) will be approximately $38.4 million. Through March 31, 2007, we have invested $20.4 million in these projects (including land), and have commitments to fund an additional $18.0 million in improvements. We plan to fund development primarily with funds generated by debt financing and/or equity offerings. If we determine that construction is not being completed in accordance with the terms of the development agreement, we can discontinue funding construction draws.
Off Balance Sheet Arrangements
At March 31, 2007, we had a 20% investment interest in two unconsolidated real estate joint ventures, Atlantic-EPR I and Atlantic-EPR II, which are accounted for under the equity method of accounting. We do not anticipate any material impact on our liquidity as a result of any commitments that may arise involving those joint ventures. We recognized income of $120 and $112 (in thousands) from our investment in the Atlantic-EPR I joint venture during the three months ended March 31, 2007 and 2006, respectively. We also recognized income of $78 and $72 (in thousands) from our investment in the Atlantic-EPR II joint venture during the three months ended March 31, 2007 and 2006, respectively. Condensed financial information for Atlantic-EPR I and Atlantic-EPR II joint ventures is included in Note 4 to the consolidated financial statements included in this Quarterly Report on Form 10-Q.
The joint venture agreements for Atlantic-EPR I and Atlantic-EPR II allow our partner, Atlantic of Hamburg, Germany (Atlantic), to exchange up to a maximum of 10% of its ownership interest per year in each of the joint ventures for our common shares or, at our discretion, the cash value of those shares as defined in each of the joint venture agreements.
Funds From Operations (FFO)
The National Association of Real Estate Investment Trusts (NAREIT) developed FFO as a relative non-GAAP financial measure of performance of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO is a widely used measure of the operating performance of real estate companies and is provided here as a supplemental measure to GAAP net income available to common shareholders and earnings per share. FFO, as defined under the revised NAREIT definition and presented by us, is net income available to common shareholders, computed in accordance with GAAP, excluding gains and losses from sales of depreciable operating properties, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships, joint ventures and other affiliates. Adjustments for unconsolidated partnerships, joint ventures and other affiliates are calculated to reflect FFO on the same basis. FFO is a non-GAAP financial measure. FFO does not represent cash flows from operations as defined by GAAP and is not indicative that cash flows are adequate to fund all cash needs and is not to be considered an alternative to net income or any other GAAP measure as a measurement of the results of our operations or our cash flows or liquidity as defined by GAAP. It should also be noted that not all REITs calculate FFO the same way so comparisons with other REITs may not be meaningful.

The following tables summarize the Company’s FFO and certain other financial information for the three months ended March 31, 2007 and March 31, 2006 (in thousands):

	Three Months Ended March 31,
	2007	2006
Net income available to common shareholders	$18,054	16,125
Add: Real estate depreciation and amortization	8,084	7,295
Add: Allocated share of joint venture depreciation	61	61

FFO available to common shareholders	$26,199	23,481

FFO per common share:
Basic	$1.00	0.91
Diluted	0.98	0.90

Shares used for computation (in thousands):
Basic	26,282	25,690
Diluted	26,820	26,030

Other financial information:
Straight-lined rental revenue	$956	836
Dividends per common share	$0.7600	0.6875
FFO payout ratio*	78%	76%

*	FFO payout ratio is calculated by dividing dividends per common share by FFO per diluted common share.
Impact of Recently Issued Accounting Standards
In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, Accounting for Income Taxes, and it prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 was effective for us on January 1, 2007. The adoption of FIN 48 did not have a material impact on our financial statements.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157) which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 will have a material impact on its financial position or results of operations.
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

We are subject to risks associated with debt financing, including the risk that existing indebtedness may not be refinanced or that the terms of such refinancing may not be as favorable as the terms of current indebtedness. The majority of our borrowings are subject to mortgages or contractual agreements which limit the amount of indebtedness we may incur. Accordingly, if we are unable to raise additional equity or borrow money due to these limitations, our ability to make additional real estate investments may be limited.
We have not engaged extensively in the use of derivatives to manage our interest rate and market risk due to our limited use of variable rate debt.
We financed the acquisition of our Canadian properties with non-recourse fixed rate mortgage loans from a Canadian lender in the original aggregate principal amount of approximately U.S. $97 million. The loans were made and are payable by us in Canadian dollars (CAD), and the rents received from tenants of the properties are payable in Canadian dollars. We also provided a secured mortgage construction loan totaling U.S. $45.2 million. The loan is payable to us in Canadian dollars. We have partially mitigated the impact of foreign currency exchange risk on our Canadian properties by matching Canadian dollar debt financing with Canadian dollar rents. To further mitigate our risk in future periods, the Company has entered into foreign currency forward contracts with monthly settlement dates ranging from April 2007 through March 2008. These contracts have a notional value of $18.5 million CAD and an average exchange rate of $1.16 CAD per U.S. dollar. These forward contracts should hedge a significant portion of our expected CAD denominated earnings through the first quarter of 2008 as their impact on our reported earnings should move in the opposite direction of the exchange rates utilized to translate revenues and expenses of the Canadian properties and mortgage loan. The Company intends to continue hedging a significant portion of its rolling twelve months of expected CAD denominated earnings. To the extent that the Company is unable to hedge a significant portion of its CAD denominated earnings in the future periods beyond the first quarter of 2008, a significant change in the exchange rate between the Canadian and U.S. dollar could have a significant impact on our earnings.
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
There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1 . Legal Proceedings
Other than routine litigation and administrative proceedings arising in the ordinary course of business, we are not presently involved in any litigation nor, to our knowledge, is any litigation threatened against us or our properties, which is reasonably likely to have a material adverse effect on our liquidity or results of operations.
Item 1A. Risk Factors
There were no material changes during the quarter from the risk factors previously discussed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on February 28, 2007.
Item 2 . Unregistered Sale of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

					Maximum Number (or
				Total Number of	Approximate Dollar
				Shares Purchased as	Value) of Shares
				Part of Publicly	that May Yet Be
	Total Number of		Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased		Per Share	Programs	Plans or Programs
January 1 through January 31, 2007 common stock	26,013	(1)	$58.65	—	$—
February 1 through February 28, 2007 common stock	—		—	—	—
March 1 through March 30, 2007 common stock	75,005	(2)	65.24	—	—

Total	101,018		$63.54	—	$—

(1)	The repurchase of equity securities during January of 2007 were completed in conjunction with the vesting of employee restricted shares (24,740) and employee stock option exercises (1,273). These repurchases were not made pursuant to a publicly announced plan or program.

(2)	The repurchase of equity securities during March of 2007 was completed in conjunction with employee stock option exercises. These repurchases were not made pursuant to a publicly announced plan or program.
Item 3 . Defaults upon Senior Securities
There were no reportable events during the quarter ended March 31, 2007.
Item 4 . Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the quarter ended March 31, 2007.
Item 5 . Other information
There were no reportable events during the quarter ended March 31, 2007.
Item 6 . Exhibits

10.1	Amendment No.1 to Amended and Restated Master Credit Agreement, dated April 18, 2007, by and among 30 West Pershing, LLC, Entertainment Properties Trust, EPR Hialeah, Inc., Westcol Center, LLC and EPT Melbourne, Inc., and Key Bank National Association, as administrative agent and lender, Key Bank Capital Markets, as sole lead arranger and sole book runner, JP Morgan Chase Bank, N.A., as documentation agent, and the other lenders party thereto, which is attached as Exhibit 10.1 to the Company’s Form 8-K filed on April 20, 2007, is here by incorporated by reference as Exhibit 10.1.

31.1*	Certification of David M. Brain, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Mark A. Peterson, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERTAINMENT PROPERTIES TRUST
Dated: April 25, 2007	By	/s/ David M. Brain
David M. Brain, President — Chief Executive
Officer (Principal Executive Officer)

Dated: April 25, 2007	By	/s/ Mark A. Peterson
Mark A. Peterson, Vice President — Chief
Financial Officer (Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document
10.1	Amendment No.1 to Amended and Restated Master Credit Agreement, dated April 18, 2007, by among 30 West Pershing, LLC, Entertainment Properties Trust, EPR Hialeah, Inc., Westcol Center, LLC and EPT Melbourne, Inc., and Key Bank National Association, as administrative agent and lender, Key Bank Capital Markets, as sole lead arranger and sole book runner, JP Morgan Chase Bank, N.A., as documentation agent, and the other lenders party thereto, which is attached as Exhibit 10.1 to the Company’s Form 8-K filed on April 20, 2007, is here by incorporated by reference as Exhibit 10.1.

31.1*	Certification of David M. Brain, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Mark A. Peterson, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.