Form 10-Q
period 2007-06-30
ENTERTAINMENT PROPERTIES TRUST
filed 2007-08-03
CIK 1045450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the transition period from                                          to
Commission File Number: 1-13561
ENTERTAINMENT PROPERTIES TRUST
(Exact name of registrant as specified in its charter)

Maryland	43-1790877
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 West Pershing Road, Suite 201
Kansas City, Missouri	64108
(Address of principal executive offices)	(Zip Code)
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
Yes ☐ No ☑
At July 31, 2007, there were 26,667,410 Common Shares of beneficial interest outstanding.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ENTERTAINMENT PROPERTIES TRUST
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	June 30, 2007	December 31, 2006
	(Unaudited)
Assets
Rental properties, net of accumulated depreciation of $158.1 million and $141.6 million at June 30, 2007 and December 31, 2006, respectively	$1,583,217	$1,395,903
Property under development	24,904	19,272
Mortgage notes and related accrued interest receivable	253,145	76,093
Investment in joint ventures	2,131	2,182
Cash and cash equivalents	8,937	9,414
Restricted cash	11,687	7,365
Intangible assets, net	17,003	9,366
Deferred financing costs, net	10,210	10,491
Accounts and notes receivable	38,455	30,043
Other assets	14,418	11,150

Total assets	$1,964,107	$1,571,279

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued liabilities	$12,830	$16,480
Common dividends payable	20,267	18,204
Preferred dividends payable	4,339	3,110
Unearned rents and interest	5,100	1,024
Long-term debt	980,084	675,305

Total liabilities	1,022,620	714,123
Minority interests	19,584	4,474
Shareholders’ equity:
Common Shares, $.01 par value; 50,000,000 shares authorized; and 27,457,745,and 27,153,411 shares issued at June 30, 2007 and December 31, 2006, respectively	275	272
Preferred Shares, $.01 par value; 15,000,000 shares authorized:
2,300,000 Series A shares issued at December 31, 2006; liquidation preference of $57,500,000	—	23
3,200,000 Series B shares issued at June 30, 2007 and December 31, 2006; liquidation preference of $80,000,000	32	32
5,400,000 Series C convertible shares issued at June 30, 2007 and December 31, 2006; liquidation preference of $135,000,000	54	54
4,600,000 Series D shares issued at June 30, 2007; liquidation preference of $115,000,000	46	—
Additional paid-in-capital	947,657	883,639
Treasury shares at cost: 790,982 and 675,487 common shares at June 30, 2007 and December 31, 2006, respectively	(22,754)	(15,500)
Loans to shareholders	(3,525)	(3,525)
Accumulated other comprehensive income	26,458	12,501
Distributions in excess of net income	(26,340)	(24,814)

Shareholders’ equity	921,903	852,682

Total liabilities and shareholders’ equity	$1,964,107	$1,571,279

See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST
Consolidated Statements of Income
(Unaudited)
(Dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Rental revenue	$45,687	$44,702	$88,555	$84,080
Tenant reimbursements	4,281	3,491	7,917	6,940
Other income	493	819	1,274	1,925
Mortgage financing interest	6,627	2,355	9,649	4,179

Total revenue	57,088	51,367	107,395	97,124

Property operating expense	5,489	4,742	10,050	9,463
Other expense	936	969	1,542	2,007
General and administrative expense	2,828	5,295	6,060	7,777
Costs associated with loan refinancing	—	—	—	673
Interest expense, net	14,632	11,706	25,584	22,945
Depreciation and amortization	9,126	7,772	17,388	15,237

Income before income from joint ventures, gain on sale of land and discontinued operations	24,077	20,883	46,771	39,022

Gain on sale of land	—	—	—	345
Equity in income from joint ventures	199	192	397	376

Income from continuing operations	$24,276	$21,075	$47,168	$39,743

Discontinued operations:
Income from discontinued operations	759	63	777	435
Gain on sale of real estate	3,240	—	3,240	—

Net income	28,275	21,138	51,185	40,178

Preferred dividend requirements	(5,234)	(2,916)	(10,090)	(5,831)
Series A preferred share redemption costs	(2,101)	—	(2,101)	—

Net income available to common shareholders	$20,940	$18,222	$38,994	$34,347

Per share data:
Basic earnings per share data:
Income from continuing operations available to common shareholders	$0.64	$0.69	$1.33	$1.30
Income from discontinued operations	0.15	0.00	0.15	0.02

Net income available to common shareholders	$0.79	$0.69	$1.48	$1.32

Diluted earnings per share data:
Income from continuing operations available to common shareholders	$0.63	$0.68	$1.30	$1.29
Income from discontinued operations	0.15	0.00	0.15	0.01

Net income available to common shareholders	$0.78	$0.68	$1.45	$1.30

Shares used for computation (in thousands):
Basic	26,418	26,285	26,351	25,989
Diluted	26,914	26,666	26,866	26,380

Dividends per common share	$0.7600	$0.6875	$1.5200	$1.3750

See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST
Consolidated Statement of Changes in Shareholders’ Equity
Six Months Ended June 30, 2007
(Unaudited)
(Dollars in thousands, except share data)

								Accumulated
					Additional			other	Distributions
	Common Stock		Preferred Stock		paid-in	Treasury	Loans to	comprehensive	in excess of
	Shares	Par	Shares	Par	capital	shares	shareholders	income (loss)	net income	Total
Balance at December 31, 2006	27,153	$272	10,900	$109	$883,639	$(15,500)	$(3,525)	$12,501	$(24,814)	$852,682
Shares issued to Trustees	6	—	—	—	354	—	—	—	—	354
Issuance of restricted shares, including restricted shares issued for payment of bonuses	129	1	—	—	1,334	—	—	—	—	1,335
Amortization of restricted shares	—	—	—	—	1,268	—	—	—	—	1,268
Share option expense	—	—	—	—	216	—	—	—	—	216
Foreign currency translation adjustment	—	—	—	—	—	—	—	15,742	—	15,742
Unrealized loss on derivatives	—	—	—	—	—	—	—	(1,785)	—	(1,785)
Net income	—	—	—	—	—	—	—	—	51,185	51,185
Purchase of 24,740 common shares for treasury in conjunction with vesting of employees’ restricted stock	—	—	—	—	—	(1,448)	—	—	—	(1,448)
Issuances of common shares in Dividend Reinvestment Plan	6	—	—	—	400	—	—	—	—	400
Issuance of preferred shares, net of costs of $3.9 million	—	—	4,600	46	111,079	—	—	—	—	111,125
Redemption of Series A preferred shares	—	—	(2,300)	(23)	(55,412)	—	—	—	(2,101)	(57,536)
Stock option exercises, net	164	2	—	—	4,779	(5,806)	—	—	—	(1,025)
Dividends to common shareholders ($1.52 per share)	—	—	—	—	—	—	—	—	(40,520)	(40,520)
Dividends to Series A preferred shareholders ($0.9830 per share)	—	—	—	—	—	—	—	—	(2,261)	(2,261)
Dividends to Series B preferred shareholders ($0.9688 per share)	—	—	—	—	—	—	—	—	(3,100)	(3,100)
Dividends to Series C preferred shareholders ($0.7188 per share)	—	—	—	—	—	—	—	—	(3,881)	(3,881)
Dividends to Series D preferred shareholders ($0.1844 per share)	—	—	—	—	—	—	—	—	(848)	(848)

Balance at June 30, 2007	27,458	$275	13,200	$132	$947,657	$(22,754)	$(3,525)	$26,458	$(26,340)	$921,903

See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST
Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$28,275	$21,138	$51,185	$40,178

Other comprehensive income (loss):
Foreign currency translation adjustment	14,342	6,804	15,742	6,040
Unrealized loss on derivatives	(1,610)	—	(1,785)	—

Comprehensive income	$41,007	$27,942	$65,142	$46,218

See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2007	2006
Operating activities:
Net income	$51,185	$40,178
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of land	—	(345)
Income from discontinued operations	(4,017)	(435)
Costs associated with loan refinancing (non-cash portion)	—	673
Equity in income from joint ventures	(397)	(376)
Distributions from joint ventures	449	433
Depreciation and amortization	17,388	15,237
Amortization of deferred financing costs	1,376	1,395
Share-based compensation expense to management and trustees	1,597	4,042
Increase in mortgage notes accrued interest receivable	(6,485)	(3,955)
Increase in accounts receivable	(2,729)	(842)
Increase in other assets	(1,856)	(1,284)
Increase in accounts payable and accrued liabilities	1,020	273
Decrease in unearned rents	(678)	(122)

Net operating cash provided by continuing operations	56,853	54,872
Net operating cash provided by discontinued operations	835	499

Net cash provided by operating activities	57,688	55,371

Investing activities:
Acquisition of rental properties and other assets	(26,133)	(41,215)
Investment in consolidated joint ventures	(30,944)	—
Net proceeds from sale of land	—	603
Additions to properties under development	(17,316)	(19,013)
Investment in promissory note receivable	(5,000)	(3,500)
Investment in mortgage notes receivable	(164,679)	(15,332)

Net cash used in investing activities of continuing operations	(244,072)	(78,457)
Net proceeds from sale of real estate from discontinued operations	7,008	—

Net cash used in investing activities	(237,064)	(78,457)

Financing activities:
Proceeds from long-term debt facilities	404,940	193,696
Principal payments on long-term debt	(229,411)	(172,926)
Deferred financing fees paid	(974)	(2,497)
Net proceeds from issuance of common shares	400	46,603
Net proceeds from issuance of preferred shares	111,125	—
Redemption of preferred shares	(57,536)	—
Impact of stock option exercises, net	(1,025)	—
Purchase of common shares for treasury in conjunction with vesting of employees’ restricted stock	(1,448)	(919)
Distributions paid to minority interests	(133)	(200)
Dividends paid to shareholders	(47,318)	(39,784)

Net cash provided by financing activities	178,620	23,973
Effect of exchange rate changes on cash	279	44

Net increase (decrease) in cash and cash equivalents	(477)	931
Cash and cash equivalents at beginning of the period	9,414	6,546

Cash and cash equivalents at end of the period	$8,937	$7,477

Supllemental information continued on page 9

ENTERTAINMENT PROPERTIES TRUST
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)
continued from page 8

	Six Months Ended June 30,
	2007	2006
Supplemental schedule of non-cash activity:
Acquisition of interest in joint venture assets in exchange for assumption of debt and other liabilities at fair value	$136,373	$—
Transfer of property under development to rental property	$12,020	$11,371
Issuance of restricted shares, including restricted shares issued for payment of bonuses	$8,756	$3,441

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$24,566	$22,287
Cash paid during the period for income taxes	$654	$(77)
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
2. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. In addition, operating results for the six-month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
The Company consolidates certain entities if it is deemed to be the primary beneficiary in a variable interest entity (“VIE”), as defined in FIN No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46R”). The equity method of accounting is applied to entities in which the Company is not the primary beneficiary as defined in FIN46R, or does not have effective control, but can exercise influence over the entity with respect to its operations and major decisions.
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
Revenue Recognition
Rents that are fixed and determinable are recognized on a straight-line basis over the minimum terms of the leases. Base rent escalation on leases that are dependent upon increases in the Consumer Price Index (CPI) is recognized when known. Straight-line rent receivable is included in accounts receivable and was $18.7 million and $16.4 million at June 30, 2007 and December 31, 2006, respectively. In addition, most of the Company’s tenants are subject to additional rents if gross revenues of the properties exceed certain thresholds defined in the lease agreements (percentage rents). Percentage rents are recognized at the time when specific triggering events occur as provided by the lease agreements. Percentage rents of $1.0 million and $0.9 million were recognized during the six months ended June 30, 2007 and 2006, respectively. Lease termination fees are recognized when the related leases are canceled and the Company has no obligation to provide services to such former tenants. Termination fees of $4.1 million were recognized during the six months ended June 30, 2006.
Concentrations of Risk
American Multi-Cinema, Inc. (AMC) is the lessee of a substantial portion (52%) of the megaplex theatre rental properties held by the Company (including joint venture properties) at June 30, 2007 as a result of a series of sale leaseback transactions pertaining to a number of AMC megaplex theatres. A substantial portion of the Company’s rental revenues (approximately $47.5 million, or 54%, and $46.7 million, or 55%, for the six months ended June 30, 2007 and 2006, respectively) result from the rental payments by AMC under the leases, or its parent, AMC Entertainment, Inc. (AMCE), as the guarantor of AMC’s obligations under the leases. AMCE has publicly held debt and accordingly, its consolidated financial information is publicly available.
For the six months ended June 30, 2007 and 2006, respectively, approximately $16.6 million, or 15%, and $15.8 million, or 16%, of total revenue was derived from the Company’s four entertainment retail centers in Ontario, Canada. For the six months ended June 30, 2007 and 2006, respectively, approximately $21.9 million, or 20%, and $19.7 million, or 20%, of our total revenue was derived from the Company’s four entertainment retail centers in Ontario, Canada combined with the mortgage financing interest related to the Company’s mortgage note receivable held in Canada and initially funded on June 1, 2005. The Company’s wholly owned subsidiaries that hold the Canadian entertainment retail centers, third party debt and mortgage note receivable represent approximately $187.3 million or 19% and $164.0 million or 19% of the Company’s net assets as of June 30, 2007 and December 31, 2006, respectively.
Share-Based Compensation
Share-based compensation is issued to employees of the Company pursuant to the Annual Incentive Program and the Long-Term Incentive Plan, and to Trustees for their service to the Company. Prior to May 9, 2007, all common shares and options to purchase common shares were issued under the 1997 Share Incentive Plan. The 2007 Equity Incentive Plan was approved by shareholders at the May 9, 2007 annual meeting and this plan replaces the 1997 Share Incentive Plan. Accordingly, all common shares and options to purchase common shares granted on or after May 9, 2007 are issued under the 2007 Equity Incentive Plan.
The Company accounts for share based compensation under the Financial Accounting Standard (SFAS) No. 123R “Share-Based Payment.” Share based compensation expense consists of share option expense, amortization of restricted share grants and shares issued to trustees for payment of their annual retainers. Share based compensation is included in general and administrative expense in the accompanying consolidated statements of income, and totaled $1.6 million and $4.0 million for the six months ended June 30, 2007 and 2006, respectively.
Share Options
Share options are granted to employees pursuant to the Long-Term Incentive Plan and to trustees for their service to the Company. The fair value of share options granted is estimated at the date of grant using the Black-Scholes option pricing model and vest either immediately or up to a period of 5 years. Share option expense for all options is recognized on a straight-line basis over the vesting period, except for those unvested options held by a retired executive which were fully expensed as of June 30, 2006.

The expense related to share options included in the determination of net income for the six months ended June 30, 2007 and 2006 was $216 thousand and $671 thousand (including $522 thousand in expense recognized related to unvested share options held by a retired executive at the time of his retirement), respectively. The following assumptions were used in applying the Black-Scholes option pricing model at the grant dates: risk-free interest rate of 4.8% and 4.8% to 5.0% for the six months ended June 30, 2007 and 2006, respectively, dividend yield of 5.2% to 5.4% and 5.8% for the six months ended June 30, 2007 and 2006, respectively, volatility factors in the expected market price of the Company’s common shares of 19.5% to 19.8% and 21.1% for the six months ended June 30, 2007 and 2006, respectively, no expected forfeitures and an expected life of eight years.
Restricted Shares Issued to Employees
The Company grants restricted shares to employees pursuant to both the Annual Incentive Program and the Long-Term Incentive Plan. The Company amortizes the expense related to the restricted shares awarded to employees under the Long-Term Incentive Plan and the premium awarded under the restricted share alternative of the Annual Incentive Program on a straight-line basis over the future vesting period (usually three to five years), except for those unvested shares held by a retired executive which were fully expensed as of June 30, 2006.
Total expense recognized related to all restricted shares was $1.3 million and $3.3 million for the six months ended June 30, 2007 and 2006, respectively. The expense of $3.3 million for the six months ended June 30, 2006 includes $852 thousand in expense related to unvested shares held by a retired executive at the time of his retirement, and $1.7 million in expense related to unvested shares from prior years related to the Annual Incentive Program.
Shares Issued to Trustees
The Company issues shares to Trustees for payment of their annual retainers. This expense is amortized by the Company on a straight-line basis over the year of service by the Trustees. Total expense recognized related to shares issued to Trustees was $113 thousand and $80 thousand for the six months ended June 30, 2007 and 2006, respectively.
Reclassifications
Certain reclassifications have been made to the prior period amounts to conform to the current period presentation.
3. Rental Properties
The following table summarizes the carrying amounts of rental properties as of June 30, 2007 and December 31, 2006 (in thousands):

	June 30, 2007	December 31, 2006
Buildings and improvements	$1,348,820	$1,189,676
Furniture, fixtures & equipment	9,834	8,147
Land	382,626	339,716

	1,741,280	1,537,539
Accumulated depreciation	(158,063)	(141,636)

Total	$1,583,217	$1,395,903

Depreciation expense on rental properties was $16.2 million and $14.2 million for the six months ended June 30, 2007 and 2006, respectively.

4. Unconsolidated Real Estate Joint Ventures
At June 30, 2007, the Company had a 20% investment interest in each of two unconsolidated real estate joint ventures, Atlantic-EPR I and Atlantic-EPR II. The Company accounts for its investment in these joint ventures under the equity method of accounting.
The Company recognized income of $244 and $228 (in thousands) from its investment in the Atlantic-EPR I joint venture during the first six months of 2007 and 2006, respectively. The Company also received distributions from Atlantic-EPR I of $276 and $262 (in thousands) during the first six months of 2007 and 2006, respectively. Unaudited condensed financial information for Atlantic-EPR I is as follows as of and for the six months ended June 30, 2007 and 2006 (in thousands):

	2007	2006
Rental properties, net	$28,923	29,567
Cash	141	141
Long-term debt	15,972	16,310
Partners’ equity	12,991	13,295
Rental revenue	2,151	2,109
Net income	1,139	1,070
The Company recognized income of $153 and $148 (in thousands) from its investment in the Atlantic-EPR II joint venture during the first six months of 2007 and 2006, respectively. The Company also received distributions from Atlantic-EPR II of $173 and $171 (in thousands) during the first six months of 2007 and 2006, respectively. Unaudited condensed financial information for Atlantic-EPR II is as follows as of and for the six months ended June 30, 2007 and 2006 (in thousands):

	2007	2006
Rental properties, net	$22,650	23,110
Cash	83	103
Long-term debt	13,733	14,014
Note payable to Entertainment Properties Trust	117	117
Partners’ equity	8,703	8,888
Rental revenue	1,389	1,389
Net income	659	645
The joint venture agreements for Atlantic-EPR I and Atlantic-EPR II allow the Company’s partner, Atlantic of Hamburg, Germany (Atlantic), to exchange up to a maximum of 10% of its ownership interest per year in each of the joint ventures for common shares of the Company or, at the discretion of the Company, the cash value of those shares as defined in each of the joint venture agreements.
5. Equity Incentive Plans
All grants of common shares and options to purchase common shares were issued under the 1997 Share Incentive Plan prior to May 9, 2007, and under the 2007 Equity Incentive Plan on and after May 9, 2007. Under the 2007 Equity Incentive Plan, an aggregate of 950,000 common shares and options to purchase common shares, subject to adjustment in the event of certain capital events, may be granted. At June 30, 2007, there were 934,240 shares available for grant under the 2007 Equity Incentive Plan.

Share Options
Share options granted under both the 1997 Share Incentive Plan and the 2007 Equity Incentive Plan have exercise prices equal to the fair market value of a common share at the date of grant. The options may be granted for any reasonable term, not to exceed 10 years, and for employees typically become exercisable at a rate of 20% per year over a five—year period. For trustees, share options become exercisable upon issuance, however, the underlying shares cannot be sold within a one year period subsequent to exercise. The Company generally issues new common shares upon option exercise. A summary of the Company’s share option activity and related information is as follows:

			Weighted
			Average
	Number of	Option Price	Exercise
	Shares	Per Share	Price

Outstanding at December 31, 2006	981,673	$14.00 — $43.75	$28.33
Exercised	(163,559)	16.05 — 43.75	29.22
Granted	106,945	60.03 — 65.50	64.15

Outstanding at June 30, 2007	925,059	14.00 — 65.50	32.32

The weighted average fair value of options granted was $7.91 and $5.19 during the six months ended June 30, 2007 and 2006, respectively. At June 30, 2007 and December 31, 2006, stock-option expense to be recognized in future periods was $1.3 million and $648 thousand, respectively. During the six months ended June 30, 2007, the intrinsic value of stock options exercised was $5.7 million.
The following table summarizes outstanding options at June 30, 2007:

Exercise	Options	Weighted avg.	Weighted avg.	Aggregate intrinsic
price range	outstanding	life remaining	exercise price	value (in thousands)

$14.00 — 19.99	196,372	3.2
20.00 — 29.99	317,244	5.5
30.00 — 39.99	100,776	6.8
40.00 — 49.99	203,722	8.4
50.00 — 59.99	—	—
60.00 — 65.50	106,945	9.6

	925,059	6.3	$32.32	$20,963

The following table summarizes exercisable options at June 30, 2007:

Exercise	Options	Weighted avg.	Weighted avg.	Aggregate intrinsic
price range	outstanding	life remaining	exercise price	value (in thousands)
$14.00 — 19.99	196,372	3.2
20.00 — 29.99	251,704	5.4
30.00 — 39.99	59,343	6.8
40.00 — 49.99	51,051	8.4

	558,470	5.1	$24.01	$16,628

Restricted Shares
A summary of the Company’s restricted share activity and related information is as follows:

		Weighted	Weighted
		Average	Average
	Number of	Grant Date	Life
	Shares	Fair Value	Remaining

Outstanding at December 31, 2006	169,554	$39.50
Granted	128,563	65.17
Vested	(59,564)	37.61

Outstanding at June 30, 2007	238,553	53.80	1.83

The holders of restricted shares have voting rights and receive dividends from the date of grant. These shares vest ratably over a period of three to five years. At June 30, 2007 and December 31, 2006, unamortized share-based compensation expense related to non-vested restricted shares was $8.7 million and $2.9 million, respectively. The fair value of the restricted shares that vested during the six months ended June 30, 2007 was $3.5 million.
6. City Center at White Plains Transaction
On May 8, 2007, the Company acquired Class A shares in both LC White Plains Retail LLC and LC White Plains Recreation LLC in exchange for $10.5 million of which $10.2 million was paid at closing. These two entities (together “the White Plains LLCs”) own City Center at White Plains, a 390 thousand square foot entertainment retail center in White Plains, New York that is anchored by a 15 screen megaplex theatre operated by National Amusements. The Class A shares have an initial capital account balance of $10.5 million, a 66.67% voting interest and a 10% preferred return, as further described below.
Cappelli Group, LLC holds the Class B shares in the White Plains LLCs. The Class B shares have an initial capital account balance of $25 million and a 9% preferred return as further described below. City Center Group LLC holds the Class C and Class D shares in the White Plains LLCs. The Class C and Class D shares each have an initial capital account balance of $5 million, the Class C shares have a 33.33% voting interest and preferred returns for each of these classes are further described below.
As detailed in the operating agreements of the White Plains LLCs, cash flow is distributed as follows: first to the Company to allow for a preferred return of 10% on the original capital account of its Class A shares, or $1.05 million, second to Cappelli Group to allow for a preferred return of 9% on the original capital account of its Class B shares, or $2.25 million, third to City Center Group LLC to allow for a preferred return of 10% on the original capital account of its Class C shares, or $0.5 million, fourth to City Center Group LLC to allow for a preferred return of 10% on the original capital account of its Class D shares, or $0.5 million. The operating agreements provide several other priorities of cash flow related to return on and return of subsequent capital contributions that rank below the above four preferred returns. The final priority calls for the remaining cash flow to be distributed 66.67% to the Company’s Class A shares and 33.33% to City Center Group LLC’s Class C shares. If the cash flow of the White Plains LLCs is not sufficient to pay any of the preferred returns described above, the preferred returns remain undistributed, but are due upon a liquidation or refinancing event. Upon liquidation or refinancing, after all undistributed preferred returns and return of capital accounts are paid, any remaining cash is distributed 66.67% to the Company and 33.33% to City Center Group LLC.
Additionally, the Company loaned $20 million to Cappelli Group, LLC which is secured by the Cappelli Group, LLC’s Class B shares of the White Plains LLCs. The note has a stated maturity of May 8, 2027 and bears interest at the rate of 10%. Cappelli Group, LLC is only required to make cash interest payments on the $20 million note payable to the extent that they have received cash distributions on their Class B shares of the White Plains LLCs. The White Plains LLC’s are required to pay Cappelli Group, LLC’s Class B distributions directly to the Company to the extent there is accrued interest receivable on the $20 million note.
The Cappelli Group, LLC as well as the White Plains LLCs are VIEs and the Company has been determined to be the primary beneficiary of each of these VIEs. Accordingly, these VIEs have been consolidated into the Company’s June 30, 2007 financial statements. The $20 million note between the Company and Cappelli Group, LLC and the related interest income and expense have been eliminated. The Company’s consolidated statements of income for the three and six months ended June 30, 2007 include net loss related to the City Center at White Plains transaction of $89 thousand.
The following table shows the details of the Company’s investment and a detail of the net assets recorded in the consolidated balance sheet as of the May 8, 2007 acquisition date:

Cash paid for Class A Shares of the White Plains LLCs	$10,168
Due to seller for Class A Shares of the White Plains LLCs	304
Cash advanced to Capelli Group, LLC	20,000
Other cash acquistion related costs	776
Other accrued acquistion related costs	40

Total investment	$31,288

Rental properties	$158,221
In-place leases	7,595
Other assets	1,501
Mortgage notes payable	(119,740)
Unearned rents	(1,032)
Accounts payable and accrued liabilities	(14)
Minority interest	(15,243)

Total net assets acquired	$31,288

As of the May 8, 2007 acquisition date, the White Plains LLCs had real estate assets with a fair value of approximately $166.0 million (per a third party appraisal) which included $7.6 million of in-place leases and $0.5 million of net other assets. Amortization expense related to these in-place leases is computed using the straight-line method and was $165 thousand for the three and six months ended June 30, 2007. The weighted average remaining life of these in-place leases at June 30, 2007 was 10.3 years.
The outstanding mortgage debt on the property at the date of the acquisition totaled $119.7 million and consisted of two mortgage notes payable which approximated their fair values. The mortgage note payable to Union Labor Life Insurance Company had a balance of $114.7 million at the date of the acquisition. This note bears interest at 5.6% and requires monthly principal payments of $42 thousand plus interest through October 2009, and $83 thousand plus interest from November 2009 through the maturity date, with a final principal payment due at maturity on October 7, 2010 of $113.5 million. This note can be extended for an additional two to four years at the option of the borrower upon meeting certain conditions outlined in the loan agreement. The mortgage note payable to Empire State Department Corporation (ESDC) had a balance of $5.0 million at the date of the acquisition. This note bears interest at 5.0%, requires monthly payments of interest only and provides for the conversion from construction loan to a ten year permanent loan upon completion of construction. However, as of June 30, 2007, ESDC had not yet completed such conversion.
The Company has also committed to provide a $10 million revolving line of credit to City Center Group LLC. This note bears interest at 10%, requires monthly interest payments, and matures on May 8, 2017. The note is secured by rights to the economic interest of the Class C and Class D interests in the White Plains LLCs, and is personally guaranteed by the two shareholders of City Center Group LLC. The Company had not advanced any funds against this note at June 30, 2007.
7. Earnings Per Share
The following table summarizes the Company’s common shares used for computation of basic and diluted earnings per share for the three and six months ended June 30, 2007 and 2006 (in thousands except per share information):

	Three Months Ended June 30, 2007			Six Months Ended June 30, 2007
	Income	Shares	Per Share	Income	Shares	Per Share
	(numerator)	(denominator)	Amount	(numerator)	(denominator)	Amount
Basic earnings:
Income from continuing operations	$24,276	26,418	$0.92	$47,168	26,351	$1.79
Preferred dividend requirements	(5,234)	—	(0.20)	(10,090)	—	(0.38)
Series A preferred share redemption costs	(2,101)	—	(0.08)	(2,101)	—	(0.08)

Income from continuing operations available to common shareholders	16,941	26,418	0.64	34,977	26,351	1.33
Effect of dilutive securities:
Share options	—	405	(0.01)	—	419	(0.02)
Non-vested common share grants	—	91	—	—	96	(0.01)

Diluted earnings: Income from continuing operations	$16,941	26,914	$0.63	$34,977	26,866	$1.30

Income from continuing operations available to common shareholders	$16,941	26,418	$0.64	$34,977	26,351	1.33
Income from discontinued operations	3,999	—	0.15	4,017	—	0.15

Income available to common shareholders	$20,940	26,418	$0.79	$38,994	26,351	1.48
Effect of dilutive securities:
Share options	—	405	(0.01)	—	419	(0.02)
Non-vested common share grants	—	91	—	—	96	(0.01)

Diluted earnings	$20,940	26,914	$0.78	$38,994	26,866	$1.45

	Three Months Ended June 30, 2006			Six Months Ended June 30, 2006
	Income	Shares	Per Share	Income	Shares	Per Share
	(numerator)	(denominator)	Amount	(numerator)	(denominator)	Amount
Basic earnings:
Income from continuing operations	$21,075	26,285	$0.80	$39,743	25,989	$1.53
Preferred dividend requirements	(2,916)	—	(0.11)	(5,831)	—	(0.22)

Income from continuing operations available to common shareholders	18,159	26,285	0.69	33,912	25,989	1.30
Effect of dilutive securities:
Share options	—	297	(0.01)	—	305	(0.01)
Non-vested common share grants	—	84	—	—	86	—

Diluted earnings: Income from continuing operations	$18,159	26,666	$0.68	$33,912	26,380	$1.29

Income from continuing operations available to common shareholders	$18,159	26,285	$0.69	$33,912	25,989	1.30
Income from discontinued operations	63	—	—	435	—	0.02

Income available to common shareholders	$18,222	26,285	$0.69	$34,347	25,989	1.32
Effect of dilutive securities:
Share options	—	297	(0.01)	—	305	(0.02)
Non-vested common share grants	—	84	—	—	86	—

Diluted earnings	$18,222	26,666	$0.68	$34,347	26,380	$1.30

The additional 1.9 million common shares that would result from the conversion of the Company’s Series C convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted earnings per share for the three and six months ended June 30, 2007 because the effect is antidilutive.
8. Investments in Mortgage Notes
On March 13, 2007, a wholly-owned subsidiary of the Company entered into a secured mortgage loan agreement for $93.0 million with SVV I, LLC for the development of a water-park anchored entertainment village. The Company advanced $35.9 million during March of 2007 and $47.8 million during the three months ended June 30, 2007 under this agreement. The secured property is approximately 368 acres of development land located in Kansas City, Kansas. The carrying value of this mortgage note receivable at June 30, 2007 was $84.3 million, including related accrued interest receivable of $609 thousand. This loan is guaranteed by the Schlitterbahn New Braunfels Group (Bad-Schloss, Inc., Waterpark Management, Inc., Golden Seal Investments, Inc., Liberty Partnership, Ltd., Henry Condo I, Ltd., and Henry-Walnut, Ltd.) and has a maturity date of March 12, 2008. Monthly interest payments are made to the Company and the unpaid principal balance bears interest at LIBOR plus 3.5%. SVV I, LLC is a VIE, but it was determined that the Company was not the primary beneficiary of this VIE. The Company’s maximum exposure to loss associated with SVVI, LLC is limited to the Company’s outstanding mortgage note and related accrued interest receivable.

On April 4, 2007, a wholly-owned subsidiary of the Company entered into two secured first mortgage loan agreements totaling $73.5 million with Peak Resorts, Inc. (“Peak”). The Company advanced $48.5 million during April of 2007 under these agreements. The loans are secured by two ski resorts located in Vermont and New Hampshire. Mount Snow is approximately 2,378 acres and is located in both West Dover and Wilmington, Vermont. Mount Attitash is approximately 1,250 acres and is located in Bartlett, New Hampshire. The carrying value of these mortgage notes at June 30, 2007 was $48.5 million with no related accrued interest receivable. The loans have a maturity date of April 3, 2027 and the unpaid principal balance initially bears interest at 10%. These notes currently require Peak to fund debt service reserves annually by April 30th for the amount of the upcoming year’s debt service. Monthly interest payments are transferred to the Company from these debt service reserves which had a balance of $3.7 million at June 30, 2007.
Additionally, on April 4, 2007, a wholly-owned subsidiary of the Company entered into a third secured first mortgage loan agreement for $25.0 million with Peak for the further development of Mount Snow. The loan is secured by approximately 696 acres of development land. The Company advanced the full amount of the loan during April of 2007. The carrying value of this mortgage note receivable at June 30, 2007 was $25.6 million, including related accrued interest receivable of $609 thousand. The loan has a maturity date of April 2, 2010 at which time the unpaid principal balance and all accrued interest is due. The unpaid principal balance bears interest at 10%.
9. Mortgage Notes Payable
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
On April 18, 2007, a wholly-owned subsidiary of the Company obtained three non-recourse mortgage loans totaling $20.3 million. Each of these mortgages are secured by a theatre property, bear interest at a rate of 5.95% per year, and mature on May 1, 2017. These mortgages require monthly principal and interest payments totaling $130 thousand with final principal payments at maturity totaling $15.8 million. The net proceeds from these loans were used to pay down the Company’s unsecured revolving credit facility.
On April 19, 2007, a wholly-owned subsidiary of the Company obtained two non-recourse mortgage loans totaling $34.7 million. Each of these mortgages are secured by a theatre property, bear interest at a rate of 5.73% per year, and mature on May 1, 2017. These mortgages require monthly principal and interest payments totaling $218 thousand with final principal payments at maturity totaling $26.7 million. The net proceeds from these loans were used to pay down the Company’s unsecured revolving credit facility.

10. Amendment of Unsecured Revolving Credit Facility
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
11. Property Acquisitions and Disposition
On April 30, 2007, a wholly-owned subsidiary of the Company purchased a 35 acre vineyard and winery facility in Hopland, California, and simultaneously leased this property to Rb Wine Associates, LLC. The initial acquisition price for the property was approximately $5.5 million and it is leased under a long-term triple-net lease. The Company has committed to fund additional investments in this winery and expects the total size of this investment to be approximately $12.5 million when complete.
During the quarter ended June 30, 2007, a wholly-owned subsidiary of the Company completed development of a megaplex theatre property located in Panama City, Florida. The Grand 16 Theatre at Pier Park is operated by Southern Theatres and was completed for a total development cost (including land and building) of approximately $17.6 million. This theatre is leased under a long-term triple-net lease.
Also during the quarter ended June 30, 2007, the Company sold a parcel that included two leased properties adjacent to the Company’s megaplex theatre in Pompano, Florida and the related development rights to a developer group for $7.7 million. Accordingly, the Company recognized a gain on sale of real estate of $3.2 million and recognized development fees of $0.7 million during the three months ended June 30, 2007. For further detail on this disposition, see Note 15 to the consolidated financial statements in this Form 10-Q.
12. Issuance of Series D Preferred Shares
On May 25, 2007, the Company issued 4.6 million 7.375% Series D Cumulative Redeemable Preferred Shares (“Series D Preferred Shares”) in a registered public offering for net proceeds of approximately $111.1 million, after expenses. The Company will pay cumulative dividends on the Series D Preferred Shares from the date of original issuance in the amount of $1.844 per share each year, which is equivalent to 7.375% of the $25 liquidation preference per share. Dividends on the Series D Preferred Shares are payable quarterly in arrears, and are first payable on July 16, 2007 with a pro-rated quarterly payment of $0.1844 per share. The Company may not redeem the Series D Preferred Shares before May 25, 2012, except in limited circumstances to preserve the Company’s REIT status. On or after May 25, 2012, the Company may, at its option, redeem the Series D Preferred Shares in whole at any time or in part from time to time, by paying $25 per share, plus any accrued and unpaid dividends up to and including the date of redemption. The Series D Preferred Shares generally have no stated maturity, will not be subject to any sinking fund or mandatory redemption, and are not convertible into any of the Company’s other securities. Owners of the Series

D Preferred Shares generally have no voting rights, except under certain dividend defaults. The net proceeds from this offering were used to redeem the Company’s 9.50% Series A Cumulative Redeemable Preferred Shares and to pay down the Company’s unsecured revolving credit facility.
13. Redemption of Series A Preferred Shares
On May 29, 2007, the Company completed the redemption of all 2.3 million outstanding 9.50% Series A Cumulative Redeemable Preferred Shares. The shares were redeemed at a redemption price of $25.39 per share. This price is the sum of the $25.00 per share liquidation preference and a quarterly dividend per share of $0.59375 prorated through the redemption date. In conjunction with the redemption, the Company recognized both a non-cash charge representing the original issuance costs that were paid in 2002 and also other redemption related expenses. The aggregate reduction to net income available to common shareholders was approximately $2.1 million ($0.08 per fully diluted common share) for the three and six months ended June 30, 2007.
14. Derivative Instruments
During the three months ended June 30, 2007, the Company entered into a cross currency swap with a notional value of $76.0 million Canadian dollars (CAD) and $71.5 million U.S. The swap calls for monthly exchanges from January 2008 through February 2014 with the Company paying CAD based on an annual rate of 17.16% of the notional amount and receiving U.S. dollars based on an annual rate of 17.4% of the notional amount. There is no initial or final exchange of the notional amounts. The net effect of this swap is to lock in an exchange rate of $1.05 CAD per U.S. dollar on approximately $13 million of annual CAD denominated cash flows. The Company had previously entered into forward contracts with monthly settlement dates ranging from July 2007 through December 2007. These contracts have a notional value of $6.5 million CAD and an average exchange rate of 1.15 CAD per U.S. dollar. The Company designated both the cross currency swap and the forward contracts as cash flow hedges.
Additionally, during the three months ended June 30, 2007, the Company entered into a forward contract with a notional amount of $100 million CAD and a February 2014 settlement date. The exchange rate of this forward contract is approximately $1.04 CAD per U.S. dollar. The Company designated this forward contract as a net investment hedge.

15. Discontinued Operations
Included in discontinued operations for the three and six months ended June 30, 2007 and 2006 is one parcel including two leased properties sold in 2007, aggregating 107 thousand square feet.
The operating results relating to assets sold are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Rental revenue	$88	$121	$186	$216
Tenant reimbursements	58	35	64	36
Other income	700	—	700	357

Total revenue	846	156	950	609

Property operating expense	64	60	115	110
Depreciation and amortization	23	33	58	64

Income before gain on sale of real estate	759	63	777	435

Gain on sale of real estate	3,240	—	3,240	—

Net income	$3,999	$63	$4,017	$435

For further detail on this disposition, see Note 11 to the consolidated financial statements in this Form 10-Q.
16. Staff Accounting Bulletin No. 108 (SAB 108)
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
Effective January 1, 2006, the Company adopted SAB 108. In accordance with SAB 108, the Company increased distributions in excess of net income as of January 1, 2006, and its rental revenue and net income for the year ended December 31, 2006 for the recognition of straight-line rental revenues and net receivables as further described below. SFAS No. 13 “Accounting for Leases” requires rental income that is fixed and determinable to be recognized on a straight-line basis over the minimum term of the lease. Certain leases executed or acquired between 1998 and 2003 contain rental income provisions that are fixed and determinable yet straight line revenue recognition in accordance with SFAS No. 13 was not applied. Accordingly, the implementation of SAB 108 corrects the revenue recognition related to such leases. The impact of this adjustment for the three and six months ended June 30, 2006 is summarized below (dollars in thousands, except per share data):

	Previously
	Reported	Adjustment	As Adjusted
For the three months ended June 30, 2006
Rental revenue	44,480	343	44,823
Net income	20,795	343	21,138
Net income available to common shareholders	17,879	343	18,222
Diluted net income per common share	0.67	0.01	0.68

For the six months ended June 30, 2006
Rental revenue	83,610	686	84,296
Net income	39,492	686	40,178
Net income available to common shareholders	33,661	686	34,347
Diluted net income per common share	1.28	0.02	1.30
17. Other Commitments and Contingencies
As of June 30, 2007, the Company had three theatre development projects under construction for which it has agreed to finance the development costs. These theatres are expected to have a total of 44 screens and their development costs (including land) are expected to be approximately $35.3 million. Through June 30, 2007, the Company has invested $9.9 million in these projects (including land), and has commitments to fund approximately $25.4 million of additional improvements. Development costs are advanced by the Company in periodic draws. If the Company determines that construction is not being completed in accordance with the terms of the development agreement, the Company can discontinue funding construction draws. The Company has agreed to lease the theatres to the operators at pre-determined rates.

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
Overview
Our principal business objective is to be the nation’s leading destination entertainment, entertainment-related, recreation and specialty real estate company by continuing to develop, acquire or finance high-quality properties. As of June 30, 2007, we had invested approximately $1.8 billion (before accumulated depreciation) in 77 megaplex theatre properties and various restaurant, retail, entertainment, destination recreational and specialty properties located in 25 states and Ontario, Canada. As of June 30, 2007, we had invested approximately $24.9 million in development land and construction in progress for real-estate development. Also, as of June 30, 2007, we had invested approximately US $253.1 million (including accrued interest) in mortgage financing for entertainment, recreation and specialty properties.
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
Our property acquisitions and development financing commitments are financed by cash from operations, borrowings under our unsecured revolving credit facility, long-term mortgage debt and the sale of equity securities. It has been our strategy to structure leases and financings to ensure a positive spread between our cost of capital and the rentals paid by our tenants. We have primarily acquired or developed new properties that are pre-leased to a single tenant or multi-tenant properties that have a high occupancy rate. We do not typically develop or acquire properties on a speculative basis or that are not significantly pre-leased. As of June 30, 2007, we have also entered into four joint ventures formed to own and lease single properties, and have provided mortgage note financing as described above. We intend to continue entering into some or all of these types of arrangements in the foreseeable future.

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
Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. In preparing these financial statements, management has made its best estimates and assumptions that affect the reported assets and liabilities. The most significant assumptions and estimates relate to consolidation, revenue recognition, depreciable lives of the real estate, the valuation of real estate, accounting for real estate acquisitions and estimating reserves for uncollectible receivables. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates.
Consolidation
We consolidate certain entities if we are deemed to be the primary beneficiary in a variable interest entity (VIE), as defined in FIN No. 46(R), “Consolidation of Variable Interest Entities” (FIN46R). The equity method of accounting is applied to entities in which we are not the primary beneficiary as defined in FIN46R, or do not have effective control, but can exercise influence over the entity with respect to its operations and major decisions.
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
We apply the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We assess the carrying value of our rental properties whenever events or changes in circumstances indicate that the carrying amount of a property may not be recoverable. Certain factors that may occur and indicate that impairments may exist include, but are not limited to: underperformance relative to projected future operating results, tenant difficulties and significant adverse industry or market economic trends. No such indicators existed during the first six months of 2007. If an indicator of possible impairment exists, a property is evaluated for impairment by comparing the carrying amount of the property to the estimated undiscounted future cash flows expected to be generated by the property. If the carrying amount of a property exceeds its estimated future cash flows on an undiscounted basis, an impairment charge is recognized in the amount by which the carrying amount of the property exceeds the fair value of the property. Management estimates fair value of our rental properties based on projected discounted cash flows using a discount rate determined by management to be commensurate with the risk inherent in the Company. Management did not record any impairment charges for the first six months of 2007.
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
Mortgage Notes and Related Accrued Interest Receivable
Mortgage notes and related accrued interest receivable consists solely of loans that we originated and the related accrued and unpaid interest income as of the balance sheet date. Mortgage notes receivable are initially recorded at the amount advanced to the borrower and we defer certain loan origination and commitment fees, net of certain origination costs, and amortize them over the term of the related loan. We evaluate the collectibility of both interest and principal for each loan to determine whether it is impaired. A loan is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a loan is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the loan’s effective interest rate or to the value of the underlying collateral if the loan is collateralized. Interest income on performing loans is accrued as earned. Interest income on impaired loans is recognized on a cash basis.
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
On April 18, 2007, we obtained three non-recourse mortgage loans totaling $20.3 million. Each of these mortgages are secured by a theatre property, bear interest at an interest rate of 5.95% per year, and mature on May 1, 2017. These mortgages require monthly principal and interest payments totaling $130 thousand with final principal payments at maturity totaling $15.8 million. The net proceeds from these loans were used to pay down our unsecured revolving credit facility.
On April 19, 2007, we obtained two non-recourse mortgage loans totaling $34.7 million. Each of these mortgages are secured by a theatre property, bear interest at an interest rate of 5.73% per year, and mature on May 1, 2017. These mortgages require monthly principal and interest payments totaling $218 thousand with final principal payments at maturity totaling $26.7 million. The net proceeds from these loans were used to pay down our unsecured revolving credit facility.
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
Issuance of Series D Preferred Shares
On May 25, 2007, we issued 4.6 million 7.375% Series D Cumulative Redeemable Preferred Shares (“Series D Preferred Shares”) in a registered public offering for net proceeds of approximately $111.1 million, after expenses. We will pay cumulative dividends on the Series D Preferred Shares from the date of original issuance in the amount of $1.844 per share each year, which is equivalent to 7.375% of the $25 liquidation preference per share. Dividends on the Series D Preferred Shares are payable quarterly in arrears, and are first payable on July 16, 2007 with a pro-rated quarterly payment of $0.1844 per share. We may not redeem the Series D Preferred Shares before May 25, 2012, except in limited circumstances to preserve our REIT status. On or after May 25, 2012, we may, at our option, redeem the Series D Preferred Shares in whole at any time or in part from time to time, by paying $25 per share, plus any accrued and unpaid dividends up to and including the date of redemption. The Series D Preferred Shares generally have no stated maturity, will not be subject to any sinking fund or mandatory redemption, and are not convertible into any of our other securities. Owners of the Series D Preferred Shares generally have no voting rights, except under certain dividend defaults. The net proceeds from this offering were used to redeem our 9.50% Series A Cumulative Redeemable Preferred Shares and to pay down our unsecured revolving credit facility.
Redemption of Series A Preferred Shares
On May 29, 2007, we completed the redemption of all 2.3 million of our outstanding 9.50% Series A Cumulative Redeemable Preferred Shares. The shares were redeemed at a redemption price of $25.39 per share. This price is the sum of the $25.00 per share liquidation preference and a quarterly dividend per share of $0.59375 prorated through the redemption date. In conjunction with the redemption, we recognized both a non-cash charge representing the original issuance costs that were paid in 2002 and also other redemption related expenses. The aggregate reduction to net income available to common shareholders was approximately $2.1 million ($0.08 per fully diluted common share) in the second quarter of 2007.
Investments
On March 13, 2007, we entered into a secured first mortgage loan agreement for $93.0 million with SVV I, LLC for the development of a water-park anchored entertainment village. The secured property is approximately 368 acres of development land located in Kansas City, Kansas. The carrying value of this mortgage note receivable at June 30, 2007 was $84.3 million, including related accrued interest receivable of $609 thousand. This loan is guaranteed by the Schlitterbahn New Braunfels Group (Bad-Schloss, Inc., Waterpark Management, Inc., Golden Seal Investments, Inc., Liberty Partnership, Ltd., Henry Condo I, Ltd., and Henry-Walnut, Ltd.) and has a maturity date of March 12, 2008. Monthly interest payments are made to us and the unpaid principal balance bears interest at LIBOR plus 3.5%.
On April 4, 2007, we entered into two secured first mortgage loan agreements totaling $73.5 million with Peak Resorts, Inc. (“Peak”). We advanced $48.5 million during April of 2007 under these agreements. The loans are secured by two ski resorts located in Vermont and New Hampshire. Mount Snow is approximately 2,378 acres and is located in both West Dover and Wilmington, Vermont. Mount Attitash is approximately 1,250 acres and is located in Bartlett, New Hampshire. The carrying value of these mortgage notes at June 30, 2007 was $48.5 million with no related accrued interest receivable. The loans have a maturity date of April 3, 2027 and the unpaid principal balance initially bears interest at 10%. These notes currently require Peak to fund debt service reserves annually by April 30th for the amount of the upcoming year’s debt service. Monthly interest payments are transferred to the Company from these debt service reserves.
Additionally, on April 4, 2007, we entered into a third secured first mortgage loan agreement for $25.0 million with Peak for further development of Mount Snow. The loan is secured by approximately 696 acres of development land. We advanced the full amount of the loan during April of 2007. The carrying value of this mortgage note receivable at June 30, 2007 was $25.6 million, including related accrued interest receivable of $609 thousand. The loan has a maturity date of April 2, 2010 at which time the unpaid principal balance and all accrued interest is due. The unpaid principal balance bears interest at 10%.

On April 30, 2007, we purchased a 35 acre vineyard and winery facility in Hopland, California, and simultaneously leased this property to Rb Wine Associates, LLC. The initial acquisition price for the property was approximately $5.5 million and it is leased under a long-term triple-net lease. We have committed to fund additional investments in this winery and we expect the total size of our investment to be approximately $12.5 million when complete.
On May 8, 2007, we acquired 66.67% of the voting interests in White Plains Retail, LLC and White Plains Recreational, LLC, the entities which own the 390,000 square foot entertainment retail center known as City Center at White Plains, located in White Plains, New York. The project had existing debt of $119.7 million, and we invested cash of $30.9 million to complete the transaction. For additional description of this transaction and its FIN 46R implications, see Note 6 to the consolidated financial statements in this Form 10-Q.
During the quarter ended June 30, 2007, we completed development of a megaplex theatre property located in Panama City, Florida. The Grand 16 Theatre at Pier Park is operated by Southern Theatres and was completed for a total development cost (including land and building) of approximately $17.6 million. This theatre is leased under a long-term triple-net lease.
Sale of Property
On June 7, 2007, we sold a parcel of land adjacent to our megaplex theatre in Pompano, Florida and the related development rights to a developer group for $7.7 million. Accordingly, we recognized a gain on sale of real estate of $3.2 million and recognized development fees of $0.7 million during the three months ended June 30, 2007. For further detail on this disposition, see Note 11 and 15 to the consolidated financial statements in this Form 10-Q.
Derivative Instruments
As further discussed in Note 14 to the consolidated financial statements in this Form 10-Q, during the three months ended June 30, 2007, the Company entered into a cross currency swap and a new forward contract. The cross currency swap has a notional amount of $76.0 million Canadian dollars (CAD) and $71.5 million U.S. The net effect of this swap is to lock in an exchange rate of $1.05 CAD per U.S. dollar or approximately $13 million of annual CAD denominated cash flows. The new forward contract has a notional amount of $100 million CAD and a February 2014 settlement date. The exchange rate of this forward contract is approximately $1.04 CAD per U.S. dollar.
Results of Operations
Three months ended June 30, 2007 compared to three months ended June 30, 2006
Rental revenue was $45.7 million for the three months ended June 30, 2007, compared to $44.7 million for the three months ended June 30, 2006. The $1.0 million increase resulted primarily from the acquisitions and developments completed in 2006 and 2007 and base rent increases on existing properties, partially offset by the recognition of a lease termination fee of $4.0 million from our theatre in Hialeah, Florida during the three months ended June 30, 2006. Percentage rents of $0.6 million and $0.4 million were recognized during the three months ended June 30, 2007 and 2006, respectively. Straight-line rents of $1.1 million and $1.0 million were recognized during the three months ended June 30, 2007 and 2006, respectively.
Tenant reimbursements totaled $4.3 million for the three months ended June 30, 2007 compared to $3.5 million for the three months ended June 30, 2006. These tenant reimbursements arise from the operations of our retail centers. Of the $0.8 million increase, $0.7 million is due to our May 8, 2007 acquisition of a 66.67% interest in the joint ventures that own an entertainment retail center in White Plains, New York. The remaining increase is due to increases in other tenant reimbursements, primarily driven by the expansion and leasing of the gross leasable area at our retail centers in Ontario, Canada.
Other income was $0.5 million for the three months ended June 30, 2007 compared to $0.8 million for the three months ended June 30, 2006. The decrease of $0.3 million is primarily due to a decrease in revenues from a restaurant in Southfield, Michigan opened in September 2005 and previously operated through a wholly-owned taxable REIT subsidiary. The restaurant in Southfield, Michigan was closed during the third quarter of 2006 and the space was leased to an unrelated restaurant tenant.
Mortgage financing interest for the three months ended June 30, 2007 was $6.6 million compared to $2.4 million for the three months ended June 30, 2006 and relates to the following:
•	mortgage financing for the development of an entertainment retail center in Canada with an initial funding date in June of 2005

•	mortgage financing for a ski resort located in New Hampshire provided in March of 2006

•	mortgage financing for the development of a megaplex theatre in Louisiana provided with an initial funding date in November of 2006

•	mortgage financing for the development of a water-park entertainment village in Kansas with an initial funding date in March of 2007

•	mortgage financing for two ski resorts located in Vermont and New Hampshire with initial funding dates in April of 2007
Our property operating expense totaled $5.5 million for the three months ended June 30, 2007 compared to $4.7 million for the three months ended June 30, 2006. These property operating expenses arise from the operations of our retail centers. The increase of $0.8 million is primarily due to $0.7 million in property operating expense related to our May 8, 2007 acquisition of a 66.67% interest in the joint ventures that own an entertainment retail center in White Plains, New York.
Other expense totaled $0.9 million for the three months ended June 30, 2007 compared to $1.0 million for the three months ended June 30, 2006. The $0.1 million decrease is primarily due to a $0.4 million decrease in expense related to a restaurant in Southfield, Michigan opened in September of 2005, and previously operated through a wholly-owned taxable REIT subsidiary. The restaurant in Southfield Michigan was closed during the third quarter of 2006 and the space was leased to an unrelated restaurant tenant. This decrease was partially offset by $0.3 million in expense recognized upon settlement of foreign currency forward contracts during the three months ended June 30, 2007.
Our general and administrative expense totaled $2.8 million for the three months ended June 30, 2007 compared to $5.3 million for the three months ended June 30, 2006. The decrease of $2.5 million is primarily due to $1.7 million in expense during the three months ended June 30, 2006 related to unvested share awards from prior years. Additionally, during the three months ended June 30, 2006, we recognized expense of $1.4 million related to the retirement of one of our executives. Partially offsetting these decreases were increases in costs that primarily resulted from payroll and related expenses attributable to increases in base and incentive compensation, additional employees and amortization resulting from grants of restricted shares to management.

Our net interest expense increased by $2.9 million to $14.6 million for the three months ended June 30, 2007 from $11.7 million for the three months ended June 30, 2006. Approximately $1.0 million of the increase resulted from the acquisition of a 66.67% interest in the joint ventures that own an entertainment retail center in White Plains, New York that had an outstanding mortgage debt of $119.7 million as of the May 8, 2007 acquisition date. The remainder of the increase resulted from increases in long-term debt used to finance our real estate acquisitions and fund our new mortgage notes receivable.
Depreciation and amortization expense totaled $9.1 million for the three months ended June 30, 2007 compared to $7.8 million for the three months ended June 30, 2006. The $1.3 million increase resulted primarily from our real estate acquisitions completed in 2006 and 2007.
Income from discontinued operations totaled $0.8 million for the three months ended June 30, 2007 compared to $0.1 million for the three months ended June 30, 2006. The $0.7 million increase is due to the recognition of $0.7 million in development fees related to a parcel adjacent to our megaplex theatre in Pompano, Florida. The development rights, along with two income-producing tenancies, were sold to a developer group in June of 2007.
The gain on sale of real estate from discontinued operations of $3.2 million for the three months ended June 30, 2007 was due to the sale of a parcel that included two leased properties adjacent to our megaplex theatre in Pompano, Florida. There was no gain on sale of real estate from discontinued operations recognized for the three months ended June 30, 2006.
Preferred dividend requirements for the three months ended June 30, 2007 were $5.2 million compared to $2.9 million for the same period in 2006. The $2.3 million increase is due to the issuance of 5.4 million Series C preferred shares in December of 2006 and 4.6 million Series D preferred shares in May of 2007, partially offset by the redemption of 2.3 million Series A preferred shares in May of 2007.
The Series A preferred share redemption costs of $2.1 million for the three months ended June 30, 2007 was due to the redemption of the Series A preferred shares on May 29, 2007 and primarily consists of a noncash charge for the excess of the redemption value over the carrying value of these shares. There was no such expense incurred during the three months ended June 30, 2006.
Six months ended June 30, 2007 compared to six months ended June 30, 2006
Rental revenue was $88.6 million for the six months ended June 30, 2007 compared to $84.1 million for the six months ended June 30, 2006. The $4.5 million increase resulted primarily from the acquisitions and developments completed in 2006 and 2007 and base rent increases on existing properties, partially offset by the recognition of a lease termination fee of $4.0 million from our theatre in Hialeah, Florida during the six months ended June 30, 2006. Percentage rents of $1.0 million and $0.9 million were recognized during the six months ended June 30, 2007 and 2006, respectively. Straight-line rents of $2.1 million and $1.8 million were recognized during the six months ended June 30, 2007 and 2006, respectively.
Tenant reimbursements totaled $7.9 million for the six months ended June 30, 2007 compared to $6.9 million for the six months ended June 30, 2006. These tenant reimbursements arise from the operations of our retail centers. Of the $1.0 million increase, $0.7 million is due to our May 8, 2007 acquisition of a 66.67% interest in the joint ventures that own an entertainment retail center in White

Plains, New York. The remaining increase is due to increases in tenant reimbursements, primarily driven by the expansion and leasing of the gross leasable area at our retail centers in Ontario, Canada.
Other income was $1.3 million for the six months ended June 30, 2007 compared to $1.9 million for the six months ended June 30, 2006. The decrease of $0.6 million is primarily due to a decrease in revenues from a restaurant in Southfield, Michigan opened in September 2005 and previously operated through a wholly-owned taxable REIT subsidiary. The restaurant in Southfield, Michigan was closed during the third quarter of 2006 and the space was leased to an unrelated restaurant tenant.
Mortgage financing interest for the six months ended June 30, 2007 was $9.6 million compared to $4.2 million for the six months ended June 30, 2006 and relates to the following:
•	mortgage financing for the development of an entertainment retail center in Canada with an initial funding date in June of 2005

•	mortgage financing for a ski resort located in New Hampshire provided in March of 2006

•	mortgage financing for the development of a megaplex theatre in Louisiana provided with an initial funding date in November of 2006

•	mortgage financing for the development of a water-park entertainment village in Kansas with an initial funding date in March of 2007

•	mortgage financing for two ski resorts located in Vermont and New Hampshire with initial funding dates in April of 2007
Our property operating expense totaled $10.1 million for the six months ended June 30, 2007 compared to $9.5 million for the six months ended June 30, 2006. These property operating expenses arise from the operations of our retail centers. The increase of $0.6 million is primarily due to $0.7 million in property operating expense related to our May 8, 2007 acquisition of a 66.67% interest in the joint ventures that own an entertainment retail center in White Plains, New York.
Other expense totaled $1.5 million for the six months ended June 30, 2007 compared to $2.0 million for the six months ended June 30, 2006. The $0.5 million decrease is primarily due to a $0.8 million decrease in expenses from a restaurant in Southfield, Michigan opened in September of 2005, and previously operated through a wholly-owned taxable REIT subsidiary. The restaurant in Southfield Michigan was closed during the third quarter of 2006 and the space was leased to an unrelated restaurant tenant. This decrease was partially offset by $0.3 million in expense recognized upon settlement of foreign currency forward contracts during the three months ended June 30, 2007.
Our general and administrative expense totaled $6.1 million for the six months ended June 30, 2007 compared to $7.8 million for the six months ended June 30, 2006. The decrease of $1.7 million is primarily due to $1.7 million in expense during the six months ended June 30, 2006 related to unvested share awards from prior years. Additionally, during the six months ended June 30, 2006, we recognized expense of $1.4 million related to the retirement of one of our executives. Partially offsetting these decreases were increases in costs that primarily resulted from payroll and related expenses attributable to increases in base and incentive compensation, additional employees and amortization resulting from grants of restricted shares to management.

Costs associated with loan refinancing for the six months ended June 30, 2006 were $0.7 million. These costs related to the amendment and restatement of our revolving credit facility and consisted of the write-off of $0.7 million of certain unamortized financing costs. No such costs were incurred during the six months ended June 30, 2007.
Our net interest expense increased by $2.7 million to $25.6 million for the six months ended June 30, 2007 from $22.9 million for the six months ended June 30, 2006. Approximately $1.0 million of the increase resulted from the acquisition of a 66.67% interest in the joint ventures that own an entertainment retail center in White Plains, New York that had outstanding mortgage debt of $119.7 million as of the May 8, 2007 acquisition date. The remainder of the increase resulted from increases in long-term debt used to finance our real estate acquisitions and fund our new mortgage notes receivable.
Depreciation and amortization expense totaled $17.4 million for the six months ended June 30, 2007 compared to $15.2 million for the six months ended June 30, 2006. The $2.2 million increase resulted primarily from real estate acquisitions completed in 2006 and 2007.
The gain on sale of land of $0.3 million for the six months ended June 30, 2006 was due to the sale of an acre of land that was originally purchased along with one of our megaplex theatres. There was no such gain on sale of land recognized for the six months ended June 30, 2007.
Income from discontinued operations totaled $0.8 million for the six months ended June 30, 2007 compared to $0.4 million for the six months ended June 30, 2006. The $0.4 million increase is due to the recognition of $0.7 million in development fees related to a parcel adjacent to our megaplex theatre in Pompano, Florida. The development rights, along with two income-producing tenancies, were sold to a developer group in June of 2007. This increase was partially offset by a $0.4 million gain for the six months ended June 30, 2006 resulting from an insurance claim. As a result of the hurricane events of October 2005, one non triple-net retail property in Pompano Beach, Florida suffered significant damage to its roof. The insurance company reimbursed us for the replacement of the roof less our deductible in January 2006.
The gain on sale of real estate from discontinued operations of $3.2 million for the six months ended June 30, 2007 was due to the sale of a parcel that included two leased properties adjacent to our megaplex theatre in Pompano, Florida. There was no gain on sale of real estate from discontinued operations recognized for the six months ended June 30, 2006.
Preferred dividend requirements for the six months ended June 30, 2007 were $10.1 million compared to $5.8 million for the same period in 2006. The $4.3 million increase is due to the issuance of 5.4 million Series C preferred shares in December of 2006 and 4.6 million Series D preferred shares in May of 2007, partially offset by the redemption of 2.3 million Series A preferred shares in May of 2007.
The Series A preferred share redemption costs of $2.1 million for the six months ended June 30, 2007 was due to the redemption of the Series A preferred shares on May 29, 2007 and primarily consists of a noncash charge for the excess of the redemption value over the carrying value of these shares. There was no such expense incurred during the six months ended June 30, 2006.

Liquidity and Capital Resources
Cash and cash equivalents were $8.9 million at June 30, 2007. In addition, we had restricted cash of $11.7 million at June 30, 2007. Of the restricted cash at June 30, 2007, $3.7 million relates to cash held for our borrower’s debt service reserve for a mortgage note receivable and the balance represents deposits required in connection with debt service, payment of real estate taxes and capital improvements.
Mortgage Debt and Credit Facilities
As of June 30, 2007, we had total debt outstanding of $980.1 million. As of June 30, 2007, $849.6 million of debt outstanding was fixed rate mortgage debt secured by a substantial portion of our rental properties, with a weighted average interest rate of approximately 6.0%.
At June 30, 2007, we had $130.5 million in debt outstanding under our $235.0 million unsecured revolving credit facility, with interest at a floating rate. The unsecured revolving credit facility matures in January of 2009 and was recently amended (described in Note 10 to the consolidated financial statements in this Quarterly Report on Form 10-Q).
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
Capital Structure and Coverage Ratios
We believe that our shareholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest, fixed charge and debt service coverage ratios. We expect to maintain our leverage ratio (i.e. total-long term debt of the Company as a percentage of shareholders’ equity plus total liabilities) below 55%. However, the timing and size of our equity offerings may cause us to temporarily operate over this threshold. At June 30, 2007, our leverage ratio was 50%. Our long-term debt as a percentage of our total market capitalization at June 30, 2007 was 36%. We do not manage to a ratio based on total market capitalization due to the inherent variability that is driven by changes in the market price of our common shares. We calculate our total market capitalization of $2.7 billion as follows at June 30, 2007:
•	Common shares outstanding of 26,666,763, multiplied by the last reported sales price of our common shares on the NYSE of $53.78 per share, or $1.4 billion;

•	Aggregate liquidation value of our Series B preferred shares of $80 million;

•	Aggregate liquidation value of our Series C preferred shares of $135 million;

•	Aggregate liquidation value of our Series D preferred shares of $115 million; and

•	Total long-term debt of $980.1 million
Our interest coverage ratio for both the six months ended June 30, 2007 and 2006 was 3.4 times. Interest coverage is calculated as the interest coverage amount (as calculated in the following table) divided by interest expense, gross (as calculated in the following table). We consider the interest coverage ratio to be an appropriate supplemental measure of a company’s ability to meet its interest expense obligations. Our calculation of the interest coverage ratio may be different from the calculation used by other companies, and therefore, comparability may be limited. This information should not be considered as an alternative to any Generally Accepted Accounting Principals (GAAP) liquidity measures. The following table shows the calculation of our interest coverage ratios (dollars in thousands):

	Six Months Ended June 30,
	2007	2006

Net income	$51,185	40,178
Interest expense, gross	26,941	23,718
Interest cost capitalized	(219)	(15)
Depreciation and amortization	17,388	15,237
Share-based compensation expense to management and trustees	1,597	4,042
Gain on sale of land	—	(345)
Costs associated with loan refinancing	—	673
Straight-line rental revenue	(2,051)	(1,839)
Gain on sale of real estate from discontinued operations	(3,240)	—
Depreciation and amortization of discontinued operations	58	64

Interest coverage amount	$91,659	81,713

Interest expense, net	$25,584	22,945
Interest income	1,138	758
Interest cost capitalized	219	15

Interest expense, gross	$26,941	23,718

Interest coverage ratio	3.4	3.4

The interest coverage amount per the above table can be reconciled to net cash provided by operating activities per the consolidated statements of cash flows included in this Quarterly Report on Form 10-Q as follows (in thousands):

	Six Months Ended June 30,
	2007	2006

Net cash provided by operating activities	$57,688	55,371

Equity in income from joint ventures	397	376
Distributions from joint ventures	(449)	(433)
Amortization of deferred financing costs	(1,376)	(1,395)
Increase in mortgage notes accrued interest receivable	6,485	3,955
Increase in accounts receivable	2,729	842
Increase in other assets	1,856	1,284
Increase in accounts payable and accrued liabilities	(1,020)	(273)
Decrease in unearned rents	678	122
Straight-line rental revenue	(2,051)	(1,839)
Interest expense, gross	26,941	23,718
Interest cost capitalized	(219)	(15)

Interest coverage amount	$91,659	81,713

Our fixed charge coverage ratio for the six months ended June 30, 2007 and 2006 was 2.5 times and 2.8 times, respectively. The fixed charge coverage ratio is calculated in exactly the same manner as the interest coverage ratio, except that preferred share dividends are also added to the denominator. We consider the fixed charge coverage ratio to be an appropriate supplemental measure of a company’s ability to make its interest and preferred share dividend payments. Our calculation of the fixed charge coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures. The following table shows the calculation of our fixed charge coverage ratios (dollars in thousands):

	Six Months Ended June 30,
	2007	2006

Interest coverage amount	$91,659	81,713

Interest expense, gross	26,941	23,718
Preferred share dividends	10,090	5,831

Fixed charges	$37,031	29,549

Fixed charge coverage ratio	2.5	2.8

Our debt service coverage ratio for both the six months ended June 30, 2007 and 2006 was 2.6 times. The debt service coverage ratio is calculated in exactly the same manner as the interest coverage ratio, except that recurring principal payments are also added to the denominator. We consider the debt service coverage ratio to be an appropriate supplemental measure of a company’s ability to make its debt service payments. Our calculation of the debt service coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures. The following table shows the calculation of our debt service coverage ratios (dollars in thousands):

	Six Months Ended June 30,
	2007	2006

Interest coverage amount	$91,659	81,713

Interest expense, gross	26,941	23,718
Recurring principle payments	8,411	7,196

Debt service	$35,352	30,914

Debt service coverage ratio	2.6	2.6

Liquidity Requirements
Short-term liquidity requirements consist primarily of normal recurring corporate operating expenses, debt service requirements and distributions to shareholders. We meet these requirements primarily through cash provided by operating activities. Cash provided by operating activities was $57.7 million for the six months ended June 30, 2007 and $55.4 million for the six months ended June 30, 2006. We anticipate that our cash on hand, cash from operations, and funds available under our unsecured revolving credit facility will provide adequate liquidity to fund our operations, make interest and principal payments on our debt, and allow distributions to our shareholders and avoidance of corporate level federal income or excise tax in accordance with Internal Revenue Code requirements for qualification as a REIT.
We had three theatre projects under construction at June 30, 2007. The properties have been pre-leased to the prospective tenants under long-term triple-net leases. The cost of development is paid by us in periodic draws. The related timing and amount of rental payments to be received by us from tenants under the leases correspond to the timing and amount of funding by us of the cost of development. These theatres will have a total of 44 screens and their total development costs (including land) will be approximately $35.3 million. Through June 30, 2007, we have invested $9.9 million in these projects (including land), and have commitments to fund an additional $25.4 million in improvements. We plan to fund development primarily with funds generated by debt financing and/or equity offerings. If we determine that construction is not being completed in accordance with the terms of the development agreement, we can discontinue funding construction draws.
Off Balance Sheet Arrangements
At June 30, 2007, we had a 20% investment interest in two unconsolidated real estate joint ventures, Atlantic-EPR I and Atlantic-EPR II, which are accounted for under the equity method of accounting. We do not anticipate any material impact on our liquidity as a result of any commitments that may arise involving those joint ventures. We recognized income of $244 and $228 (in thousands) from our investment in the Atlantic-EPR I joint venture during the six months ended June 30, 2007 and 2006, respectively. We also recognized income of $153 and $148 (in thousands) from our investment in the Atlantic-EPR II joint venture during the six months ended June 30, 2007 and 2006, respectively. Condensed financial information for Atlantic-EPR I and Atlantic-EPR II joint ventures is included in Note 4 to the consolidated financial statements included in this Quarterly Report on Form 10-Q.
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

The following tables summarize the Company’s FFO and certain other financial information for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Net income available to common shareholders	$20,940	$18,222	$38,994	$34,347
Subtract: Gain on sale of real estate from discontinued operations	(3,240)	—	(3,240)	—
Add: Real estate depreciation and amortization	8,933	7,602	17,018	14,898
Add: Allocated share of joint venture depreciation	63	61	123	121

FFO available to common shareholders	26,696	25,885	52,895	49,366

FFO per common share:
Basic	$1.01	0.98	$2.01	$1.90
Diluted	0.99	0.97	1.97	1.87

Shares used for computation (in thousands):
Basic	26,418	26,285	26,351	25,989
Diluted	26,914	26,666	26,866	26,380

Other financial information:
Straight-lined rental revenue	$1,096	$1,004	$2,051	$1,839
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
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item are to be reported in current earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the Company elects for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is required to adopt SFAS No. 159 in the first quarter of 2008. The Company is currently evaluating the impact that SFAS No. 159 will have on its financial statements.
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
We financed the acquisition of our four Canadian properties with non-recourse fixed rate mortgage loans from a Canadian lender in the original aggregate principal amount of approximately U.S. $97 million. The loans were made and are payable by us in Canadian dollars (CAD), and the rents received from tenants of the properties are payable in CAD. We also provided a secured mortgage construction loan totaling U.S. $50.2 million, $45.2 million of which plus the related interest income is payable to us in CAD.
We have partially mitigated the impact of foreign currency exchange risk on our Canadian properties by matching Canadian dollar debt financing with Canadian dollar rents. To further mitigate our foreign currency risk in future periods on the four Canadian properties, we have entered into foreign currency forward contracts with monthly settlement dates ranging from July 2007 through December 2007. These contracts have a notional value of $6.5 million CAD and an average exchange rate of $1.15 CAD per U.S. dollar. Additionally, during the second quarter of 2007, we entered into a cross currency swap with a notional value of $76.0 million CAD and $71.5 million U.S. The swap calls for monthly exchanges from January 2008 through February 2014 with us paying CAD based on an annual rate of 17.16% of the notional amount and receiving U.S. dollars based on an annual rate of 17.4% of the notional amount. There is no initial or final exchange of the notional amounts. The net effect of this swap is to lock in an exchange rate of $1.05 CAD per U.S. dollar on approximately $13 million of annual CAD denominated cash flows. These foreign currency derivatives should hedge a significant portion of our expected CAD denominated FFO of these four Canadian properties through February 2014 as their impact on our reported FFO when settled should move in the opposite direction of the exchange rates utilized to translate revenues and expenses of these properties.
In order to also hedge our net investment on the four Canadian properties, we entered into a forward contract with a notional amount of $100 million CAD and a February 2014 settlement date which coincides with the maturity of our underlying mortgage on these four properties. The exchange rate of this forward contract is approximately $1.04 CAD per U.S. dollar. This forward contract should hedge a significant portion of our CAD denominated net investment in these four centers through February 2014 as the impact on accumulated other comprehensive income from marking the derivative to market should move in the opposite direction of the translation adjustment on the net assets of our four Canadian properties.
To further mitigate our foreign currency risk in future periods on the interest income from the CAD denominated mortgage receivable, we have entered into foreign currency forward contracts with monthly settlement dates ranging from July 2007 through March 2008. These contracts have a notional value of $6.5 million CAD and an average exchange rate of $1.16 CAD per U.S. dollar. We have not yet hedged any of our net investment in the CAD denominated mortgage receivable or its expected CAD denominated interest income beyond March 2008 due to the mortgage note’s maturity in 2008 and our underlying option to buy a 50% interest in the borrower entity.
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
There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

					Maximum Number (or
				Total Number of	Approximate Dollar
				Shares Purchased as	Value) of Shares
				Part of Publicly	that May Yet Be
	Total Number of		Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased		Per Share	Programs	Plans or Programs
April 1 through April 30, 2007 common stock	—		$—	—	$—
May 1 through May 31, 2007 common stock	3,373	(1)	61.01	—	—
June 1 through June 30, 2007 common stock	11,104	(2)	56.61	—	—

Total	14,477		$57.64	—	$—

(1)	The repurchase of equity securities during May of 2007 was completed in conjunction with a Trustee’s stock option exercise. These repurchases were not made pursuant to a publicly announced plan or program.

(2)	The repurchase of equity securities during June of 2007 was completed in conjunction with an Executive Officer’s stock option exercise. These repurchases were not made pursuant to a publicly announced plan or program.
Item 3. Defaults upon Senior Securities
There were no reportable events during the quarter ended June 30, 2007.

Item 4. Submission of Matters to a Vote of Security Holders.
On May 9, 2007, the Company held its annual meeting of shareholders. The matters presented to the shareholders for vote and the vote on such matters were as follows:
1.	To elect one Class I trustee for a three year term.

	FOR	AUTHORITY WITHHELD

Barrett Brady	24,993,943	270,974
2.	To approve the Company’s 2007 Equity Incentive Plan.

FOR	AGAINST	ABSTAIN

15,839,638	5,782,141	62,759
3.	To approve the Company’s Annual Performance-Based Incentive Plan.

FOR	AGAINST	ABSTAIN

23,653,007	1,554,482	57,428
4.	To ratify the appointment of KPMG LLP as the Company’s independent registered public accounting firm for 2007.

FOR	AGAINST	ABSTAIN

24,656,427	579,226	29,264
Item 5 . Other information
There were no reportable events during the quarter ended June 30, 2007.
Item 6 . Exhibits

31.1*	Certification of David M. Brain, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Mark A. Peterson, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERTAINMENT PROPERTIES TRUST
Dated: August 1, 2007	By	/s/ David M. Brain
David M. Brain, President-Chief Executive
Officer (Principal Executive Officer)

Dated: August 1, 2007	By	/s/ Mark A. Peterson
Mark A. Peterson, Vice President-Chief
Financial Officer (Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document
31.1*	Certification of David M. Brain, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Mark A. Peterson, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.