Form 10-Q
period 2007-09-30
ENTERTAINMENT PROPERTIES TRUST
filed 2007-10-31
CIK 1045450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
At October 30, 2007, there were 28,084,091 Common Shares of beneficial interest outstanding.

FORWARD LOOKING STATEMENTS
Certain statements contained or incorporated by reference herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements may refer to financial condition, results of operations, plans, objectives, future financial performance and business of the Company. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans” “would,” “may” or other similar expressions in this Quarterly Report on Form 10-Q. In addition, references to our budgeted amounts are forward looking statements. These forward-looking statements represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. For further discussion of these factors see “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on February 28, 2007 and, to the extent applicable, our Quarterly Reports on Form 10-Q.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
ENTERTAINMENT PROPERTIES TRUST
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	September 30, 2007	December 31, 2006
	(Unaudited)
Assets

Rental properties, net of accumulated depreciation of $168.2 million and $141.6 million at September 30, 2007 and December 31, 2006, respectively	$1,643,446	$1,395,903
Property under development	27,366	19,272
Mortgage notes and related accrued interest receivable	277,447	76,093
Investment in joint ventures	2,312	2,182
Cash and cash equivalents	10,758	9,414
Restricted cash	10,571	7,365
Intangible assets, net	17,058	9,366
Deferred financing costs, net	10,000	10,491
Accounts and notes receivable	49,629	30,043
Other assets	13,768	11,150

Total assets	$2,062,355	$1,571,279

Liabilities and Shareholders’ Equity

Liabilities:
Accounts payable and accrued liabilities	$23,271	$16,480
Common dividends payable	20,279	18,204
Preferred dividends payable	5,611	3,110
Unearned rents and interest	4,358	1,024
Long-term debt	1,060,607	675,305

Total liabilities	1,114,126	714,123
Minority interests	18,584	4,474
Shareholders’ equity:
Common Shares, $.01 par value; 50,000,000 shares authorized; and 27,477,084 and 27,153,411 shares issued at September 30, 2007 and December 31, 2006, respectively	275	272
Preferred Shares, $.01 par value; 25,000,000 shares authorized:
2,300,000 Series A shares issued at December 31, 2006; liquidation preference of $57,500,000	—	23
3,200,000 Series B shares issued at September 30, 2007 and December 31, 2006; liquidation preference of $80,000,000	32	32
5,400,000 Series C convertible shares issued at September 30, 2007 and December 31, 2006; liquidation preference of $135,000,000	54	54
4,600,000 Series D shares issued at September 30, 2007; liquidation preference of $115,000,000	46	—
Additional paid-in-capital	948,888	883,639
Treasury shares at cost: 793,676 and 675,487 common shares at September 30, 2007 and December 31, 2006, respectively	(22,889)	(15,500)
Loans to shareholders	(3,525)	(3,525)
Accumulated other comprehensive income	32,644	12,501
Distributions in excess of net income	(25,880)	(24,814)

Shareholders’ equity	929,645	852,682

Total liabilities and shareholders’ equity	$2,062,355	$1,571,279

See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST
Consolidated Statements of Income
(Unaudited)
(Dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Rental revenue	$48,148	$41,362	$136,703	$125,442
Tenant reimbursements	4,704	3,782	12,621	10,721
Other income	506	737	1,780	2,663
Mortgage financing interest	7,651	2,629	17,300	6,808

Total revenue	61,009	48,510	168,404	145,634

Property operating expense	5,810	4,799	15,860	14,262
Other expense	1,048	897	2,590	2,903
General and administrative expense	3,023	2,253	9,083	10,030
Costs associated with loan refinancing	—	—	—	673
Interest expense, net	16,085	12,234	41,669	35,179
Depreciation and amortization	9,881	7,855	27,269	23,092

Income before gain on sale of land, equity in income from joint ventures, minority interest and discontinued operations	25,162	20,472	71,933	59,495

Gain on sale of land	—	—	—	345
Equity in income from joint ventures	200	191	597	566
Minority interest	988	—	988	—

Income from continuing operations	$26,350	$20,663	$73,518	$60,406

Discontinued operations:
Income from discontinued operations	—	53	777	488
Gain on sale of real estate	—	—	3,240	—

Net income	26,350	20,716	77,535	60,894

Preferred dividend requirements	(5,611)	(2,916)	(15,701)	(8,747)
Series A preferred share redemption costs	—	—	(2,101)	—

Net income available to common shareholders	$20,739	$17,800	$59,733	$52,147

Per share data:
Basic earnings per share data:
Income from continuing operations available to common shareholders	$0.78	$0.67	$2.11	$1.98
Income from discontinued operations	—	0.01	0.15	0.02

Net income available to common shareholders	$0.78	$0.68	$2.26	$2.00

Diluted earnings per share data:
Income from continuing operations available to common shareholders	$0.77	$0.66	$2.07	$1.95
Income from discontinued operations	—	—	0.15	0.02

Net income available to common shareholders	$0.77	$0.66	$2.22	$1.97

Shares used for computation (in thousands):
Basic	26,432	26,298	26,378	26,093
Diluted	26,824	26,769	26,858	26,511

Dividends per common share	$0.7600	$0.6875	$2.2800	$2.0625

See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST
Consolidated Statement of Changes in Shareholders’ Equity
Nine Months Ended September 30, 2007
(Unaudited)
(Dollars in thousands, except share data)

								Accumulated
					Additional			other	Distributions
	Common Stock		Preferred Stock		paid-in	Treasury	Loans to	comprehensive	in excess of
	Shares	Par	Shares	Par	capital	shares	shareholders	income	net income	Total
Balance at December 31, 2006	27,153	$272	10,900	$109	$883,639	$(15,500)	$(3,525)	$12,501	$(24,814)	$852,682

Shares issued to Trustees	6	—	—	—	354	—	—	—	—	354
Issuance of restricted shares, including restricted shares issued for payment of bonuses	129	1	—	—	1,334	—	—	—	—	1,335
Amortization of restricted shares	—	—	—	—	1,902	—	—	—	—	1,902
Share option expense	—	—	—	—	319	—	—	—	—	319
Foreign currency translation adjustment	—	—	—	—	—	—	—	29,730	—	29,730
Change in unrealized loss on derivatives	—	—	—	—	—	—	—	(9,587)	—	(9,587)
Net income	—	—	—	—	—	—	—	—	77,535	77,535
Purchase of 24,740 common shares for treasury in conjunction with vesting of employees’ restricted stock	—	—	—	—	—	(1,448)	—	—	—	(1,448)
Issuances of common shares in Dividend Reinvestment Plan	8	—	—	—	465	—	—	—	—	465
Issuance of preferred shares, net of costs of $3.9 million	—	—	4,600	46	111,079	—	—	—	—	111,125
Redemption of Series A preferred shares	—	—	(2,300)	(23)	(55,412)	—	—	—	(2,101)	(57,536)
Stock option exercises, net	181	2	—	—	5,208	(5,941)	—	—	—	(731)
Dividends to common shareholders ($2.28 per share)	—	—	—	—	—	—	—	—	(60,799)	(60,799)
Dividends to Series A preferred shareholders ($0.9830 per share)	—	—	—	—	—	—	—	—	(2,261)	(2,261)
Dividends to Series B preferred shareholders ($1.4531 per share)	—	—	—	—	—	—	—	—	(4,650)	(4,650)
Dividends to Series C preferred shareholders ($1.0781 per share)	—	—	—	—	—	—	—	—	(5,822)	(5,822)
Dividends to Series D preferred shareholders ($0.6452 per share)	—	—	—	—	—	—	—	—	(2,968)	(2,968)

Balance at September 30, 2007	27,477	$275	13,200	$132	$948,888	$(22,889)	$(3,525)	$32,644	$(25,880)	$929,645

See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST
Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$26,350	$20,716	$77,535	$60,894
Other comprehensive income (loss):
Foreign currency translation adjustment	13,988	(221)	29,730	5,819
Change in unrealized loss on derivatives	(7,802)	—	(9,587)	—

Comprehensive income	$32,536	$20,495	$97,678	$66,713

See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2007	2006
Operating activities:
Net income	$77,535	$60,894
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest in net income	(988)	—
Gain on sale of land	—	(345)
Income from discontinued operations	(4,017)	(488)
Costs associated with loan refinancing (non-cash portion)	—	673
Equity in income from joint ventures	(597)	(566)
Distributions from joint ventures	675	652
Depreciation and amortization	27,269	23,092
Amortization of deferred financing costs	2,125	2,049
Share-based compensation expense to management and trustees	2,423	4,456
Increase in mortgage notes accrued interest receivable	(10,392)	(6,350)
Increase in accounts receivable	(2,377)	(3,135)
Increase in other assets	(841)	(2,050)
Increase in accounts payable and accrued liabilities	2,424	994
Decrease in unearned rents	(614)	(864)

Net operating cash provided by continuing operations	92,625	79,012
Net operating cash provided by discontinued operations	835	587

Net cash provided by operating activities	93,460	79,599

Investing activities:
Acquisition of rental properties and other assets	(72,750)	(63,282)
Investment in consolidated joint ventures	(31,291)	—
Net proceeds from sale of land	—	591
Additions to properties under development	(28,755)	(32,940)
Investment in promissory note receivable	(16,036)	(3,500)
Investment in mortgage notes receivable	(177,621)	(15,332)

Net cash used in investing activities of continuing operations	(326,453)	(114,463)
Net proceeds from sale of real estate from discontinued operations	7,008	—

Net cash used in investing activities	(319,445)	(114,463)

Financing activities:
Proceeds from long-term debt facilities	543,344	290,286
Principal payments on long-term debt	(295,067)	(236,114)
Deferred financing fees paid	(1,417)	(2,842)
Net proceeds from issuance of common shares	465	46,824
Net proceeds from issuance of preferred shares	111,125	—
Redemption of preferred shares	(57,536)	—
Impact of stock option exercises, net	(731)	75
Purchase of common shares for treasury in conjunction with vesting of employees’ restricted stock	(1,448)	(919)
Distributions paid to minority interests	(144)	(467)
Dividends paid to shareholders	(71,924)	(60,889)

Net cash provided by financing activities	226,667	35,954
Effect of exchange rate changes on cash	662	39

Net increase in cash and cash equivalents	1,344	1,129
Cash and cash equivalents at beginning of the period	9,414	6,546

Cash and cash equivalents at end of the period	$10,758	$7,675

Supplemental information continued on page 9.

ENTERTAINMENT PROPERTIES TRUST
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)
Continued from page 8.

	Nine Months Ended September 30,
	2007	2006
Supplemental schedule of non-cash activity:
Acquisition of interest in joint venture assets in exchange for assumption of debt and other liabilities at fair value	$136,029	$—
Transfer of property under development to rental property	$21,203	$24,112
Issuance of restricted shares, including restricted shares issued for payment of bonuses	$8,756	$3,601

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$40,476	$34,121
Cash paid during the period for income taxes	$71	$150

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
2. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. In addition, operating results for the nine-month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
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
Revenue Recognition
Rents that are fixed and determinable are recognized on a straight-line basis over the minimum terms of the leases. Base rent escalation on leases that are dependent upon increases in the Consumer Price Index (CPI) is recognized when known. Straight-line rent receivable is included in accounts receivable and was $20.2 million and $16.4 million at September 30, 2007 and December 31, 2006, respectively. In addition, most of the Company’s tenants are subject to additional rents if gross revenues of the properties exceed certain thresholds defined in the lease agreements (percentage rents). Percentage rents are recognized at the time when specific triggering events occur as provided by the lease agreements. Percentage rents of $1.6 million and $1.3 million were recognized during the nine months ended September 30, 2007 and 2006, respectively. Lease termination fees are recognized when the related leases are canceled and the Company has no obligation to provide services to such former tenants. Termination fees of $4.1 million were recognized during the nine months ended September 30, 2006.
Concentrations of Risk
American Multi-Cinema, Inc. (AMC) is the lessee of a substantial portion (51%) of the megaplex theatre rental properties held by the Company (including joint venture properties) at September 30, 2007 as a result of a series of sale leaseback transactions pertaining to a number of AMC megaplex theatres. A substantial portion of the Company’s rental revenues (approximately $71.3 million, or 52%, and $70.0 million, or 56%, for the nine months ended September 30, 2007 and 2006, respectively) result from the rental payments by AMC under the leases, or its parent, AMC Entertainment, Inc. (AMCE), as the guarantor of AMC’s obligations under the leases. AMCE has publicly held debt and accordingly, its consolidated financial information is publicly available.
For the nine months ended September 30, 2007 and 2006, respectively, approximately $25.5 million, or 15%, and $24.2 million, or 17%, of total revenue was derived from the Company’s four entertainment retail centers in Ontario, Canada. For the nine months ended September 30, 2007 and 2006, respectively, approximately $34.0 million, or 20%, and $30.5 million, or 21%, of our total revenue was derived from the Company’s four entertainment retail centers in Ontario, Canada combined with the mortgage financing interest related to the Company’s mortgage note receivable held in Canada and initially funded on June 1, 2005. The Company’s wholly owned subsidiaries that hold the Canadian entertainment retail centers, third party debt and mortgage note receivable represent approximately $214.0 million or 23% and $161.0 million or 19% of the Company’s net assets as of September 30, 2007 and December 31, 2006, respectively.
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
The Company accounts for share based compensation under the Financial Accounting Standard (SFAS) No. 123R “Share-Based Payment.” Share based compensation expense consists of share option expense, amortization of restricted share grants and shares issued to Trustees for payment of their annual retainers. Share based compensation is included in general and administrative expense in the accompanying consolidated statements of income, and totaled $2.4 million and $4.5 million for the nine months ended September 30, 2007 and 2006, respectively.
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

The expense related to share options included in the determination of net income for the nine months ended September 30, 2007 and 2006 was $319 thousand and $750 thousand (including $522 thousand in expense recognized related to unvested share options held by a retired executive at the time of his retirement), respectively. The following assumptions were used in applying the Black-Scholes option pricing model at the grant dates: risk-free interest rate of 4.8% and 4.8% to 5.0% for the nine months ended September 30, 2007 and 2006, respectively, dividend yield of 5.2% to 5.4% and 5.8% for the nine months ended September 30, 2007 and 2006, respectively, volatility factors in the expected market price of the Company’s common shares of 19.5% to 19.8% and 21.1% for the nine months ended September 30, 2007 and 2006, respectively, no expected forfeitures and an expected life of eight years.
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
Total expense recognized related to all restricted shares was $1.9 million and $3.6 million for the nine months ended September 30, 2007 and 2006, respectively. The expense of $3.6 million for the nine months ended September 30, 2006 includes $852 thousand in expense related to unvested shares held by a retired executive at the time of his retirement, and $1.7 million in expense related to unvested shares from prior years related to the Annual Incentive Program.
Shares Issued to Trustees
The Company issues shares to Trustees for payment of their annual retainers. This expense is amortized by the Company on a straight-line basis over the year of service by the Trustees. Total expense recognized related to shares issued to Trustees was $201 thousand and $121 thousand for the nine months ended September 30, 2007 and 2006, respectively.
Reclassifications
Certain reclassifications have been made to the prior period amounts to conform to the current period presentation.
3. Rental Properties
The following table summarizes the carrying amounts of rental properties as of September 30, 2007 and December 31, 2006 (in thousands):

	September 30, 2007	December 31, 2006
Buildings and improvements	$1,394,207	$1,189,676
Furniture, fixtures & equipment	20,956	8,147
Land	396,473	339,716

	1,811,636	1,537,539

Accumulated depreciation	(168,190)	(141,636)

Total	$1,643,446	$1,395,903

Depreciation expense on rental properties was $25.4 million and $21.5 million for the nine months ended September 30, 2007 and 2006, respectively.
4. Unconsolidated Real Estate Joint Ventures
At September 30, 2007, the Company had a 20.3% and 21.2% investment interest in two unconsolidated real estate joint ventures, Atlantic-EPR I and Atlantic-EPR II, respectively. The Company accounts for its investment in these joint ventures under the equity method of accounting.
The Company recognized income of $369 and $346 (in thousands) from its investment in the Atlantic-EPR I joint venture during the first nine months of 2007 and 2006, respectively. The Company also received distributions from Atlantic-EPR I of $417 and $398 (in thousands) during the first nine months of 2007 and 2006, respectively. Unaudited condensed financial information for Atlantic-EPR I is as follows as of and for the nine months ended September 30, 2007 and 2006 (in thousands):

	2007	2006
Rental properties, net	$28,762	29,406
Cash	141	141
Long-term debt	15,886	16,231
Partners’ equity	12,917	13,214
Rental revenue	3,237	3,174
Net income	1,717	1,619
The Company recognized income of $228 and $220 (in thousands) from its investment in the Atlantic-EPR II joint venture during the first nine months of 2007 and 2006, respectively. The Company also received distributions from Atlantic-EPR II of $258 and $254 (in thousands) during the first nine months of 2007 and 2006, respectively. Unaudited condensed financial information for Atlantic-EPR II is as follows as of and for the nine months ended September 30, 2007 and 2006 (in thousands):

	2007	2006
Rental properties, net	$22,534	22,995
Cash	100	116
Long-term debt	13,662	13,947
Note payable to Entertainment Properties Trust	117	117
Partners’ equity	8,657	8,838
Rental revenue	2,083	2,083
Net income	985	960
The joint venture agreements for Atlantic-EPR I and Atlantic-EPR II allow the Company’s partner, Atlantic of Hamburg, Germany (Atlantic), to exchange up to a maximum of 10% of its ownership interest per year in each of the joint ventures for common shares of the Company or, at the discretion of the Company, the cash value of those shares as defined in each of the joint venture agreements. Atlantic gave the Company notice that effective September 28, 2007 they wanted to exchange a portion of their ownership in Atlantic-EPR I and Atlantic-EPR II. In October of 2007, the Company paid Atlantic cash of $71 and $137 (in thousands) in exchange for additional ownership of .3% and 1.2 % for Atlantic-EPR I and Atlantic-EPR II, respectively. This exchange did not impact partners’ equity in either Atlantic-EPR I or Atlantic-EPR II.

5. Equity Incentive Plans
All grants of common shares and options to purchase common shares were issued under the 1997 Share Incentive Plan prior to May 9, 2007, and under the 2007 Equity Incentive Plan on and after May 9, 2007. Under the 2007 Equity Incentive Plan, an aggregate of 950,000 common shares and options to purchase common shares, subject to adjustment in the event of certain capital events, may be granted. At September 30, 2007, there were 934,240 shares available for grant under the 2007 Equity Incentive Plan.
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

			Weighted
			Average
	Number of	Option Price	Exercise
	Shares	Per Share	Price
Outstanding at December 31, 2006	981,673	$14.00 - $43.75	$28.33
Exercised	(181,620)	16.05 - 43.75	28.68
Granted	106,945	60.03 - 65.50	64.15

Outstanding at September 30, 2007	906,998	14.00 - 65.50	32.49

The weighted average fair value of options granted was $7.91 and $5.19 during the nine months ended September 30, 2007 and 2006, respectively. At September 30, 2007 and December 31, 2006, stock-option expense to be recognized in future periods was $1.2 million and $648 thousand, respectively. During the nine months ended September 30, 2007, the intrinsic value of stock options exercised was $6.1 million.
The following table summarizes outstanding options at September 30, 2007:

Exercise	Options	Weighted avg.	Weighted avg.	Aggregate intrinsic
price range	outstanding	life remaining	exercise price	value (in thousands)
$14.00 - 19.99	190,141	2.9
20.00 - 29.99	310,377	5.2
30.00 - 39.99	96,628	6.5
40.00 - 49.99	202,907	8.2
50.00 - 59.99	—	—
60.00 - 65.50	106,945	9.3

	906,998	6.0	$32.49	$18,037

The following table summarizes exercisable options at September 30, 2007:

Exercise	Options	Weighted avg.	Weighted avg.	Aggregate intrinsic
price range	outstanding	life remaining	exercise price	value (in thousands)
$14.00 - 19.99	190,141	2.9
20.00 - 29.99	244,837	5.2
30.00 - 39.99	55,195	6.5
40.00 - 49.99	50,237	8.2

	540,410	4.8	$24.01	$14,476

Restricted Shares
A summary of the Company’s restricted share activity and related information is as follows:

		Weighted	Weighted
		Average	Average
	Number of	Grant Date	Life
	Shares	Fair Value	Remaining
Outstanding at December 31, 2006	169,554	$39.50
Granted	128,563	65.17
Vested	(59,564)	37.61

Outstanding at September 30, 2007	238,553	53.80	1.58

The holders of restricted shares have voting rights and receive dividends from the date of grant. These shares vest ratably over a period of three to five years. At September 30, 2007 and December 31, 2006, unamortized share-based compensation expense related to non-vested restricted shares was $8.1 million and $2.9 million, respectively. The fair value of the restricted shares that vested during the nine months ended September 30, 2007 was $3.5 million.
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
The Cappelli Group, LLC as well as the White Plains LLCs are VIEs and the Company has been determined to be the primary beneficiary of each of these VIEs. As further discussed below, the financial statements of these VIEs have been consolidated into the Company’s September 30, 2007 financial statements. The $20 million note between the Company and Cappelli Group, LLC and the related interest income and expense have been eliminated. Cappelli Group’s income statement for the nine months ended September 30, 2007 is presented below (in thousands):

Equity in losses of White Plains LLCs	$177
Interest expense	811

Net loss	$988

Pursuant to FIN 46R, the Company consolidated Cappelli Group LLC’s net loss of $988 thousand and recognized a corresponding amount of minority interest income for the nine months ended September 30, 2007 since the Company’s only variable interest in Cappelli Group LLC is debt and Cappelli Group LLC has sufficient equity to cover its cumulative net loss subsequent to the May 8, 2007 loan transaction with the Company. The Cappelli Group LLC’s equity, after the current year loss allocation, is $4.0 million and is reflected as minority interest in the Company’s consolidated balance sheet at September 30, 2007.
The Company also consolidated the net loss of the White Plains LLCs of $267 thousand for the nine months ended September 30, 2007 of which $90 thousand and $177 thousand was allocated to the Company and to Cappelli Group, LLC, respectively, based on relative cash distributions received from the White Plains LLCs. The $177 thousand of net loss allocated to Cappelli Group LLC has been eliminated in consolidation against Cappelli Group LLC’s corresponding equity in losses of the White Plains LLCs.
The following table shows the details of the Company’s investment and a detail of the net assets recorded in the consolidated balance sheet as of the May 8, 2007 acquisition date:

Cash paid for Class A Shares of the White Plains LLCs	$10,475
Cash advanced to Capelli Group, LLC	20,000
Other cash acquistion related costs	816

Total investment	$31,291

Rental properties	$158,221
In-place leases	7,595
Other assets	1,504
Mortgage notes payable	(119,740)
Unearned rents	(1,032)
Accounts payable and accrued liabilities	(14)
Minority interest	(15,243)

Total net assets acquired	$31,291

As of the May 8, 2007 acquisition date, the White Plains LLCs had real estate assets with a fair value of approximately $166.0 million (per a third party appraisal) which included $7.6 million of in-place leases and $0.5 million of net other assets. Amortization expense related to these in-place leases is computed using the straight-line method and was $247 thousand and $412 thousand for the three and nine months ended September 30, 2007, respectively. The weighted average remaining life of these in-place leases at September 30, 2007 was 10.0 years.
The outstanding mortgage debt on the property at the date of the acquisition totaled $119.7 million and consisted of two mortgage notes payable which approximated their fair values. The mortgage note payable to Union Labor Life Insurance Company had a balance of $114.7 million at the date of the acquisition. This note bears interest at 5.6% and requires monthly principal payments of $42 thousand plus interest through October 2009, and $83 thousand plus interest from November 2009 through the maturity date, with a final principal payment due at maturity on October 7, 2010 of $113.5 million. This note can be extended for an additional two to four years at the option of the borrower upon meeting certain conditions outlined in the loan agreement. The mortgage note payable to Empire State Department Corporation (ESDC) had a balance of $5.0 million at the date of the acquisition. This note bears interest at 5.0%, requires monthly payments of interest only and provides for the conversion from construction loan to a ten year permanent loan upon completion of construction. However, as of September 30, 2007, ESDC had not yet completed such conversion.
The Company has also committed to provide a $10.0 million revolving line of credit to City Center Group LLC. This note bears interest at 10%, requires monthly interest payments, and matures on May 8, 2017. The note is secured by rights to the economic interest of the Class C and Class D interests in the White Plains LLCs, and is personally guaranteed by the two shareholders of City Center Group LLC. The Company had advanced $6.0 million against this note at September 30, 2007.

7. Earnings Per Share
The following table summarizes the Company’s common shares used for computation of basic and diluted earnings per share for the three and nine months ended September 30, 2007 and 2006 (in thousands except per share information):

	Three Months Ended September 30, 2007			Nine Months Ended September 30, 2007
	Income	Shares	Per Share	Income	Shares	Per Share
	(numerator)	(denominator)	Amount	(numerator)	(denominator)	Amount
Basic earnings:
Income from continuing operations	$26,350	26,432	$1.00	$73,518	26,378	$2.79
Preferred dividend requirements	(5,611)	—	(0.22)	(15,701)	—	(0.60)
Series A preferred share redemption costs	—	—	—	(2,101)	—	(0.08)

Income from continuing operations available to common shareholders	20,739	26,432	0.78	55,716	26,378	2.11
Effect of dilutive securities:
Share options	—	317	(0.01)	—	383	(0.03)
Non-vested common share grants	—	75	—	—	97	(0.01)

Diluted earnings: Income from continuing operations	$20,739	26,824	$0.77	$55,716	26,858	$2.07

Income from continuing operations available to common shareholders	$20,739	26,432	$0.78	$55,716	26,378	2.11
Income from discontinued operations	—	—	—	4,017	—	0.15

Income available to common shareholders	$20,739	26,432	$0.78	$59,733	26,378	2.26
Effect of dilutive securities:
Share options	—	317	(0.01)	—	383	(0.03)
Non-vested common share grants	—	75	—	—	97	(0.01)

Diluted earnings	$20,739	26,824	$0.77	$59,733	26,858	$2.22

	Three Months Ended September 30, 2006			Nine Months Ended September 30, 2006
	Income	Shares	Per Share	Income	Shares	Per Share
	(numerator)	(denominator)	Amount	(numerator)	(denominator)	Amount
Basic earnings:
Income from continuing operations	$20,663	26,298	$0.79	$60,406	26,093	$2.32
Preferred dividend requirements	(2,916)	—	(0.12)	(8,747)	—	(0.34)
Series A preferred share redemption costs	—	—	—	—	—	—

Income from continuing operations available to common shareholders	17,747	26,298	0.67	51,659	26,093	1.98
Effect of dilutive securities:
Share options	—	369	—	—	322	(0.02)
Non-vested common share grants	—	102	(0.01)	—	96	(0.01)

Diluted earnings: Income from continuing operations	$17,747	26,769	$0.66	$51,659	26,511	$1.95

Income from continuing operations available to common shareholders	$17,747	26,298	$0.67	$51,659	26,093	1.98
Income from discontinued operations	53	—	0.01	488	—	0.02

Income available to common shareholders	$17,800	26,298	$0.68	$52,147	26,093	2.00
Effect of dilutive securities:
Share options	—	369	(0.01)	—	322	(0.02)
Non-vested common share grants	—	102	(0.01)	—	96	(0.01)

Diluted earnings	$17,800	26,769	$0.66	$52,147	26,511	$1.97

The additional 1.9 million common shares that would result from the conversion of the Company’s Series C convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2007 because the effect is antidilutive.
8. Investments in Mortgage Notes
On March 13, 2007, a wholly-owned subsidiary of the Company entered into a secured mortgage loan agreement for $93.0 million with SVV I, LLC for the development of a water-park anchored entertainment village. The Company advanced $85.6 million during the nine months ended September 30, 2007 under this agreement. The secured property is approximately 368 acres of development land located in Kansas City, Kansas. The carrying value of this mortgage note receivable at September 30, 2007 was $86.2 million, including related accrued interest receivable of $661 thousand. This loan is guaranteed by the Schlitterbahn New Braunfels Group (Bad-Schloss, Inc., Waterpark Management, Inc., Golden Seal Investments, Inc., Liberty Partnership, Ltd., Henry Condo I, Ltd., and Henry-Walnut, Ltd.) and has a maturity date of March 12, 2008. Monthly interest payments are made to the Company and the unpaid principal balance bears interest at LIBOR plus 3.5%. SVV I, LLC is a VIE, but it was determined that the Company was not the primary beneficiary of this VIE. The Company’s maximum exposure to loss associated with SVVI, LLC is limited to the Company’s outstanding mortgage note and related accrued interest receivable.
On April 4, 2007, a wholly-owned subsidiary of the Company entered into two secured first mortgage loan agreements totaling $73.5 million with Peak Resorts, Inc. (“Peak”). The Company advanced $56.6 million during the nine months ended September 30, 2007 under these agreements. The loans are secured by two ski resorts located in Vermont and New Hampshire. Mount Snow is approximately 2,378 acres and is located in both West Dover and Wilmington, Vermont. Mount Attitash is approximately 1,250 acres and is located in Bartlett, New Hampshire. The carrying value of these mortgage notes at September 30, 2007 was $56.6 million with no related accrued interest receivable. The loans have a maturity date of April 3, 2027 and the unpaid principal balance initially bears interest at 10%. These notes currently require Peak to fund debt service reserves annually by April 30th for the amount of the upcoming year’s debt service. Monthly interest payments are transferred to the Company from these debt service reserves which had a balance of $2.9 million at September 30, 2007.
Additionally, on April 4, 2007, a wholly-owned subsidiary of the Company entered into a third secured first mortgage loan agreement for $25.0 million with Peak for the further development of Mount Snow. The loan is secured by approximately 696 acres of development land. The Company advanced the full amount of the loan during April of 2007. The carrying value of this mortgage note receivable at September 30, 2007 was $26.3 million, including related accrued interest receivable of $1.3 million. The loan has a maturity date of April 2, 2010 at which time the unpaid principal balance and all accrued interest is due. The unpaid principal balance bears interest at 10%.
During the three months ended September 30, 2007, a wholly-owned subsidiary of the Company invested an additional $3.4 million Canadian ($3.2 million U.S.) in the mortgage note receivable from Metropolis Limited Partnership (the Partnership) related to the construction of Toronto Life Square, a 13 level entertainment retail center in downtown Toronto. On October 19, 2007, the Company advanced $6.2 million Canadian ($6.4 million U.S.) to the Partnership and the Company anticipates advancing an additional $7 to $12 million Canadian prior to the end of 2008. Consistent with the previous advances on this project, each advance will have a five year stated term and bear interest at 15%. A bank has agreed to provide the Partnership first mortgage construction financing of up to $122 million Canadian, and it is anticipated that the project will be completed in 2008 at a total cost of approximately $315 million Canadian.
Additionally, during the three months ended September 30, 2007, a wholly-owned subsidiary of the Company posted additional irrevocable stand-by letters of credit related to the Toronto Life Square project. As of October 31, 2007, the letters of credit related to this project totaled $13.2 million, of which at least $5 million is expected to be drawn upon and added to the Company’s mortgage note receivable by May 31, 2008. The remaining letters of credit are expected to be cancelled or drawn upon during 2008 in conjunction with the completion and permanent financing of the Toronto Life Square project. Interest accrues on these outstanding letters of credit at a rate of 12% (15% if drawn upon). The Company also received an origination fee of $250 thousand Canadian ($237 thousand U.S.) in connection with this financing activity, and the fee is being amortized over the remaining term of the loan.
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
On July 30, 2007, a wholly-owned subsidiary of the Company obtained two non-recourse mortgage loans totaling $28.0 million. Each of these mortgages are secured by a theatre property located in Chattanooga, Tennessee and Leawood, Kansas, bear interest at a rate of 5.86% per year, and mature on August 1, 2017. These mortgages require monthly principal and interest payments totaling $178 thousand with final principal payments at maturity totaling $21.7 million.
On September 19, 2007, a wholly-owned subsidiary of the Company obtained a non-recourse mortgage loan of $26.2 million. This mortgage is secured by a theatre property located in Houston, Texas. The mortgage loan bears interest at 6.57%, matures on October 1, 2012, and requires monthly principal and interest payments of $196 thousand with a final principal payment at maturity of $22.7 million.
On September 24, 2007, a wholly-owned subsidiary of the Company obtained a non-recourse mortgage loan of $22.2 million. This mortgage is secured by a theatre property located in Dallas, Texas. The mortgage loan bears interest at 6.73%, matures on October 1, 2012, and requires monthly principal and interest payments of $169 thousand with a final principal payment at maturity of $19.3 million.
The net proceeds from all of the above mortgage loans were used to pay down the Company’s unsecured revolving credit facility.
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
11. Property Acquisitions and Disposition
On April 30, 2007, a wholly-owned subsidiary of the Company purchased a 35 acre vineyard and winery facility in Hopland, California, and simultaneously leased this property to Rb Wine Associates, LLC. The acquisition price for the property was approximately $5.9 million and it is leased under a long-term triple-net lease. Subsequent to the initial acquisition, the Company has invested an additional $3.7 million in this project.
During the three months ended June 30, 2007, a wholly-owned subsidiary of the Company completed development of a megaplex theatre property located in Panama City, Florida. The Grand 16 Theatre at Pier Park is operated by Southern Theatres and was completed for a total development cost (including land and building) of approximately $17.6 million. This theatre is leased under a long-term triple-net lease.
On June 7, 2007, a wholly-owned subsidiary of the Company sold a parcel that included two leased properties adjacent to the Company’s megaplex theatre in Pompano, Florida and the related development rights to a developer group for $7.7 million. Accordingly, the Company recognized a gain on sale of real estate of $3.2 million and recognized development fees of $0.7 million during the three months ended June 30, 2007. For further detail on this disposition, see Note 15 to the consolidated financial statements in this Form 10-Q.
On August 1, 2007, a wholly-owned subsidiary of the Company purchased a 60 acre vineyard and winery facility in Paso Robles, California, and simultaneously leased this property to Sapphire Wines, LLC. The acquisition price for the property was approximately $21.0 million and it is leased under a long-term triple-net lease. Additionally, on August 1, 2007, a wholly-owned subsidiary of the Company entered into a loan agreement for $5.0 million with Sapphire Wines, LLC. The loan has a maturity date of February 1, 2008 at which time the unpaid principal balance is due. The unpaid principal balance bears interest at 9% and is payable monthly.
On August 14, 2007, a wholly-owned subsidiary of the Company purchased the land and winery facilities associated with three vineyards. The total purchase price consisted of approximately 225 acres of land and 72 thousand square feet of winery facilities located in Pope Valley, Lockeford, and Clements, California. The properties were simultaneously leased to CE2V Winery, LLC, Lockeford Winery, LLC, Crystal Valley Cellars, LLC and Cosentino Winery LLC. The acquisition price for the property was approximately $20.5 million and it is leased under a long-term triple-net lease.
During the three months ended September 30, 2007, a wholly-owned subsidiary of the Company completed development of a megaplex theatre property located in Kalispell, Montana. The Stadium 14 Cinema is operated by Signature Theatres and was completed for a total development cost (including land and building) of approximately $9.8 million. This theatre is leased under a long-term triple-net lease.
12. Issuance of Series D Preferred Shares
On May 25, 2007, the Company issued 4.6 million 7.375% Series D Cumulative Redeemable Preferred Shares (“Series D Preferred Shares”) in a registered public offering for net proceeds of approximately $111.1 million, after expenses. The Company will pay cumulative dividends on the

Series D Preferred Shares from the date of original issuance in the amount of $1.844 per share each year, which is equivalent to 7.375% of the $25 liquidation preference per share. Dividends on the Series D Preferred Shares are payable quarterly in arrears, and were first payable on July 16, 2007 with a pro-rated quarterly payment of $0.1844 per share. The Company may not redeem the Series D Preferred Shares before May 25, 2012, except in limited circumstances to preserve the Company’s REIT status. On or after May 25, 2012, the Company may, at its option, redeem the Series D Preferred Shares in whole at any time or in part from time to time, by paying $25 per share, plus any accrued and unpaid dividends up to and including the date of redemption. The Series D Preferred Shares generally have no stated maturity, will not be subject to any sinking fund or mandatory redemption, and are not convertible into any of the Company’s other securities. Owners of the Series D Preferred Shares generally have no voting rights, except under certain dividend defaults. The net proceeds from this offering were used to redeem the Company’s 9.50% Series A Cumulative Redeemable Preferred Shares and to pay down the Company’s unsecured revolving credit facility.
13. Redemption of Series A Preferred Shares
On May 29, 2007, the Company completed the redemption of all 2.3 million outstanding 9.50% Series A Cumulative Redeemable Preferred Shares. The shares were redeemed at a redemption price of $25.39 per share. This price is the sum of the $25.00 per share liquidation preference and a quarterly dividend per share of $0.59375 prorated through the redemption date. In conjunction with the redemption, the Company recognized both a non-cash charge representing the original issuance costs that were paid in 2002 and also other redemption related expenses. The aggregate reduction to net income available to common shareholders was approximately $2.1 million ($0.08 per fully diluted common share) for the nine months ended September 30, 2007.
14. Derivative Instruments
On June 1, 2007, the Company entered into a cross currency swap with a notional value of $76.0 million Canadian dollars (CAD) and $71.5 million U.S. The swap calls for monthly exchanges from January 2008 through February 2014 with the Company paying CAD based on an annual rate of 17.16% of the notional amount and receiving U.S. dollars based on an annual rate of 17.4% of the notional amount. There is no initial or final exchange of the notional amounts. The net effect of this swap is to lock in an exchange rate of $1.05 CAD per U.S. dollar on approximately $13 million of annual CAD denominated cash flows. The Company had previously entered into forward contracts with monthly settlement dates ranging from October 2007 through March 2007. These contracts have a notional value of $7.6 million CAD and an average exchange rate of 1.15 CAD per U.S. dollar. The Company designated both the cross currency swap and the forward contracts as cash flow hedges.
Additionally, on June 1, 2007, the Company entered into a forward contract with a notional amount of $100 million CAD and a February 2014 settlement date. The exchange rate of this forward contract is approximately $1.04 CAD per U.S. dollar. The Company designated this forward contract as a net investment hedge.
Other expense for the three and nine months ended September 30, 2007 includes $543 thousand and $874 thousand of net realized losses, respectively, resulting from regular monthly settlements of foreign currency forward contracts.

15. Discontinued Operations
Included in discontinued operations for the three and nine months ended September 30, 2007 and 2006 is one parcel including two leased properties sold in 2007, aggregating 107 thousand square feet.
The operating results relating to assets sold are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Rental revenue	$—	$98	$186	$314
Tenant reimbursements	—	75	64	111
Other income	—	—	700	357

Total revenue	—	173	950	782

Property operating expense	—	85	115	195

Depreciation and amortization	—	35	58	99

Income before gain on sale of real estate	—	53	777	488

Gain on sale of real estate	—	—	3,240	—

Net income	$—	$53	$4,017	$488

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
Effective January 1, 2006, the Company adopted SAB 108. In accordance with SAB 108, the Company increased distributions in excess of net income as of January 1, 2006, and its rental revenue and net income for the year ended December 31, 2006 for the recognition of straight-line rental revenues and net receivables as further described below. SFAS No. 13 “Accounting for Leases” requires rental income that is fixed and determinable to be recognized on a straight-line basis over the minimum term of the lease. Certain leases executed or acquired between 1998 and 2003 contain rental income provisions that are fixed and determinable yet straight line revenue recognition in accordance with SFAS No. 13 was not applied. Accordingly, the implementation of SAB 108 corrects the revenue recognition related to such leases. The impact of this adjustment for the three and nine months ended September 30, 2006 is summarized below (dollars in thousands, except per share data):

	Previously
	Reported		Adjustment	As Adjusted
For the three months ended September 30, 2006
Rental revenue	41,019	*	343	41,362
Net income	20,373		343	20,716
Net income available to common shareholders	17,457		343	17,800
Diluted net income per common share	0.65		0.01	0.66

For the nine months ended September 30, 2006
Rental revenue	124,413	*	1,029	125,442
Net income	59,865		1,029	60,894
Net income available to common shareholders	51,118		1,029	52,147
Diluted net income per common share	1.93		0.04	1.97

*	Previously reported rental revenue has been reduced by rental revenue related to discontinued operations. See Note 15 to the consolidated financial statements in this Form 10-Q.
17. Other Commitments and Contingencies
As of September 30, 2007, the Company had two theatre development projects under construction for which it has agreed to finance the development costs. These theatres are expected to have a total of 30 screens and their development costs are expected to be approximately $25.6 million. Through September 30, 2007, the Company has invested $7.6 million in these projects, and has commitments to fund approximately $18.0 million of additional improvements. Development costs are advanced by the Company in periodic draws. If the Company determines that construction is not being completed in accordance with the terms of the development agreement, the Company can discontinue funding construction draws. The Company has agreed to lease the theatres to the operators at pre-determined rates.
18. Subsequent Events
On October 3, 2007, a wholly-owned subsidiary of the Company obtained a non-recourse mortgage loan of $27.0 million. This mortgage is secured by a theatre property located in Chicago, Illinois. The mortgage loan bears interest at 6.63%, matures on November 1, 2012, and requires monthly principal and interest payments of $203 thousand with a final principal payment at maturity of $23.4 million. The net proceeds from this loan were used to pay down the Company’s unsecured revolving credit facility.
On October 15, 2007, the Company closed on a public offering of 1,400,000 common shares at $54.00 per share. Total net proceeds to the Company after expenses were approximately $73.9 million and were used to pay down the Company’s unsecured revolving credit facility.
On October 26, 2007, a wholly-owned subsidiary of the Company obtained a term loan of $120 million. This loan is secured by a borrowing base that currently contains primarily non-theatre assets and is recourse to the Company. This loan bears interest at LIBOR plus 175 basis points and has a four year term expiring in 2011 with a one year extension available at the Company’s option. Interest is payable monthly and principal payments of $300 thousand are required quarterly with a final principal payment at maturity of $115.2 million. The net proceeds from this loan were used to pay down the Company’s unsecured revolving credit facility and the balance was invested in interest bearing money market accounts consistent with the Company’s qualification as a REIT under the Internal Revenue Code.

On October 30, 2007, a wholly-owned subsidiary of the Company entered into a secured first mortgage loan agreement for $31.0 million with Peak. The loan is secured by seven ski resorts located in Missouri, Indiana, Ohio and Pennsylvania with a total of approximately 506 acres. The loan has a maturity date of October 30, 2027 and initially bears interest at 9.25%.
On October 30, 2007, a wholly owned subsidiary of the Company acquired a 50% ownership interest in JERIT CS Fund I (CS Fund I), a Delaware limited liability company, in exchange for $39.2 million. CS Fund I currently owns 12 charter public school properties located in Nevada, Arizona, Ohio, Georgia, Missouri, Michigan, Florida and Washington D.C. and leases them under a long-term triple net master lease. Imagine Schools, Inc. operates the charter public schools and guarantees the lease payments. The Company’s partner in CS Fund I is JERIT CS Fund I Member, and it will serve as the managing member. JERIT CS Fund I Member is a wholly-owned subsidiary of JER Investors Trust Inc., a publicly traded real estate investment trust. Cash distributions will be made to the partners of CS Fund I based on their respective ownership interests. As of the October 30, 2007 purchase date, the CS Fund I had no significant liabilities.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Quarterly Report on Form 10-Q. The forward-looking statements included in this discussion and elsewhere in this Quarterly Report on Form 10-Q involve risks and uncertainties, including anticipated financial performance, business prospects, industry trends, shareholder returns, performance of leases by tenants and other matters, which reflect management’s best judgment based on factors currently known. See “Forward Looking Statements.” Actual results and experience could differ materially from the anticipated results and other expectations expressed in our forward-looking statements as a result of a number of factors, including but not limited to those discussed in this Item and Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on February 28, 2007, and, to the extent applicable, our Quarterly Reports on Form 10-Q.
Overview
Our principal business objective is to be the nation’s leading destination entertainment, entertainment-related, recreation and specialty real estate company by continuing to develop, acquire or finance high-quality properties. As of September 30, 2007, we had invested approximately $1.8 billion (before accumulated depreciation) in 78 megaplex theatre properties and various restaurant, retail, entertainment, destination recreational and specialty properties located in 26 states and Ontario, Canada. As of September 30, 2007, we had invested approximately $27.4 million in development land and construction in progress for real-estate development. Also, as of September 30, 2007, we had invested approximately US $277.5 million (including accrued interest) in mortgage financing for entertainment, recreation and specialty properties.
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
Our property acquisitions and development financing commitments are financed by cash from operations, borrowings under our unsecured revolving credit facility and our term loan, long-term mortgage debt and the sale of equity securities. It has been our strategy to structure leases and financings to ensure a positive spread between our cost of capital and the rentals paid by our tenants. We have primarily acquired or developed new properties that are pre-leased to a single tenant or multi-tenant properties that have a high occupancy rate. We do not typically develop or acquire properties on a speculative basis or that are not significantly pre-leased. As of September 30, 2007, we have also entered into four joint ventures formed to own and lease single properties, and have provided mortgage note financing as described above. We intend to continue entering into some or all of these types of arrangements in the foreseeable future.
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
Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. In preparing these financial statements, management has made its best estimates and assumptions that affect the reported assets and liabilities. The most significant assumptions and estimates relate to consolidation, revenue recognition, depreciable lives of the real estate, the valuation of real estate, accounting for real estate acquisitions and estimating reserves for uncollectible receivables and mortgage notes receivable. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates.
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
We apply the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We assess the carrying value of our rental properties whenever events or changes in circumstances indicate that the carrying amount of a property may not be recoverable. Certain factors that may occur and indicate that impairments may exist include, but are not limited to: underperformance relative to projected future operating results, tenant difficulties and significant adverse industry or market economic trends. No such indicators existed during the first nine months of 2007. If an indicator of possible impairment exists, a property is evaluated for impairment by comparing the carrying amount of the property to the estimated undiscounted future cash flows expected to be generated by the property. If the carrying amount of a property exceeds its estimated future cash flows on an undiscounted basis, an impairment charge is recognized in the amount by which the carrying amount of the property exceeds the fair value of the property. Management estimates fair value of our rental properties based on projected discounted cash flows using a discount rate determined by management to be commensurate with the risk inherent in the Company. Management did not record any impairment charges for the first nine months of 2007.
Real Estate Acquisitions
Upon acquisitions of real estate properties, we make subjective estimates of the fair value of acquired tangible assets (consisting of land, building, tenant improvements, and furniture, fixtures and equipment) and identified intangible assets and liabilities (consisting of above and below market leases, in-place leases, tenant relationships and assumed financing that is determined to be above or below market terms) in accordance with SFAS No.141, Business Combinations. We utilize methods similar to those used by independent appraisers in making these estimates. Based on these estimates, we allocate the purchase price to the applicable assets and liabilities. These estimates have a direct impact on our net income.
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
On July 30, 2007, we obtained two non-recourse mortgage loans totaling $28.0 million. Each of these mortgages is secured by a theatre property located in Chattanooga, Tennessee and Leawood, Kansas, bear interest at a rate of 5.86% per year, and mature on August 1, 2017. These mortgages require monthly principal and interest payments totaling $178 thousand with final principal payments at maturity totaling $21.7 million.

On September 19, 2007, we obtained a non-recourse mortgage loan of $26.2 million. This mortgage is secured by a theatre property located in Houston, Texas. The mortgage loan bears interest at 6.57%, matures on October 1, 2012, and requires monthly principal and interest payments of $196 thousand with a final principal payment at maturity of $22.7 million.
On September 24, 2007, we obtained a non-recourse mortgage loan of $22.2 million. This mortgage is secured by a theatre property located in Dallas, Texas. The mortgage loan bears interest at 6.73%, matures on October 1, 2012, and requires monthly principal and interest payments of $169 thousand with a final principal payment at maturity of $19.3 million.
On October 3, 2007, we obtained a non-recourse mortgage loan of $27.0 million. This mortgage is secured by a theatre property located in Chicago, Illinois. The mortgage loan bears interest at 6.63%, matures on November 1, 2012, and requires monthly principal and interest payments of $203 thousand with a final principal payment at maturity of $23.4 million.
On October 26, 2007, we obtained a term loan of $120 million. This loan is secured by a borrowing base that currently contains primarily non-theatre assets and is recourse to us. This loan bears interest at LIBOR plus 175 basis points and has a four year term expiring in 2011 with a one year extension available at our option. Interest is payable monthly and principal payments of $300 thousand are required quarterly with a final principal payment at maturity of $115.2 million.
The net proceeds from all of the above loans were used to pay down our unsecured revolving credit facility or were invested in interest bearing money market accounts consistent with the Company’s qualification as a REIT under the Internal Revenue Code.
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
Issuance of Series D Preferred Shares
On May 25, 2007, we issued 4.6 million 7.375% Series D Cumulative Redeemable Preferred Shares (“Series D Preferred Shares”) in a registered public offering for net proceeds of approximately $111.1 million, after expenses. We will pay cumulative dividends on the Series D Preferred Shares from the date of original issuance in the amount of $1.844 per share each year, which is equivalent to 7.375% of the $25 liquidation preference per share. Dividends on the Series D Preferred Shares are payable quarterly in arrears, and were first payable on July 16, 2007 with a pro-rated quarterly payment of $0.1844 per share. We may not redeem the Series D Preferred Shares before May 25, 2012, except in limited circumstances to preserve our REIT status. On or after May 25, 2012, we may, at our option, redeem the Series D Preferred Shares in whole at any time or in part from time to time, by paying $25 per share, plus any accrued and unpaid dividends up to and including the date of redemption. The Series D Preferred Shares generally have no stated maturity, will not be subject to any sinking fund or mandatory redemption, and are not convertible into any of our other securities. Owners of the Series D Preferred Shares generally have no voting rights, except under certain dividend defaults.

The net proceeds from this offering were used to redeem our 9.50% Series A Cumulative Redeemable Preferred Shares and to pay down our unsecured revolving credit facility.
Redemption of Series A Preferred Shares
On May 29, 2007, we completed the redemption of all 2.3 million of our outstanding 9.50% Series A Cumulative Redeemable Preferred Shares. The shares were redeemed at a redemption price of $25.39 per share. This price is the sum of the $25.00 per share liquidation preference and a quarterly dividend per share of $0.59375 prorated through the redemption date. In conjunction with the redemption, we recognized both a non-cash charge representing the original issuance costs that were paid in 2002 and also other redemption related expenses. The aggregate reduction to net income available to common shareholders was approximately $2.1 million ($0.08 per fully diluted common share) for the nine months ended September 30, 2007.
Issuance of Common Shares
On October 15, 2007, we completed a public offering of 1,400,000 common shares at $54.00 per share. Total net proceeds after expenses were approximately $73.9 million and were used to pay down our unsecured revolving credit facility.
Investments
On March 13, 2007, we entered into a secured first mortgage loan agreement for $93.0 million with SVV I, LLC for the development of a water-park anchored entertainment village. The secured property is approximately 368 acres of development land located in Kansas City, Kansas. The carrying value of this mortgage note receivable at September 30, 2007 was $86.2 million, including related accrued interest receivable of $661 thousand. This loan is guaranteed by the Schlitterbahn New Braunfels Group (Bad-Schloss, Inc., Waterpark Management, Inc., Golden Seal Investments, Inc., Liberty Partnership, Ltd., Henry Condo I, Ltd., and Henry-Walnut, Ltd.) and has a maturity date of March 12, 2008. Monthly interest payments are made to us and the unpaid principal balance bears interest at LIBOR plus 3.5%.
On April 4, 2007, we entered into two secured first mortgage loan agreements totaling $73.5 million with Peak Resorts, Inc. (“Peak”). We advanced $56.6 million during the nine months ended September, 30, 2007 under these agreements. The loans are secured by two ski resorts located in Vermont and New Hampshire. Mount Snow is approximately 2,378 acres and is located in both West Dover and Wilmington, Vermont. Mount Attitash is approximately 1,250 acres and is located in Bartlett, New Hampshire. The carrying value of these mortgage notes at September 30, 2007 was $56.6 million with no related accrued interest receivable. The loans have a maturity date of April 3, 2027 and the unpaid principal balance initially bears interest at 10%. These notes currently require Peak to fund debt service reserves annually by April 30th for the amount of the upcoming year’s debt service. Monthly interest payments are transferred to the Company from these debt service reserves.
Additionally, on April 4, 2007, we entered into a third secured first mortgage loan agreement for $25.0 million with Peak for further development of Mount Snow. The loan is secured by approximately 696 acres of development land. We advanced the full amount of the loan during April of 2007. The carrying value of this mortgage note receivable at September 30, 2007 was $26.3 million, including related accrued interest receivable of $1.3 million. The loan has a maturity date of April 2, 2010 at which time the unpaid principal balance and all accrued interest is due. The unpaid principal balance bears interest at 10%.
On April 30, 2007, we purchased a 35 acre vineyard and winery facility in Hopland, California, and simultaneously leased this property to Rb Wine Associates, LLC. The acquisition price for the property was approximately $5.9 million and it is leased under a long-term triple-net lease. Subsequent to the initial acquisition, we have invested an additional $3.7 million in this project.
On May 8, 2007, we acquired 66.67% of the voting interests in White Plains Retail, LLC and White Plains Recreational, LLC, the entities which own the 390,000 square foot entertainment retail center known as City Center at White Plains, located in White Plains, New York. The project had existing debt of $119.7 million, and we invested cash of $31.3 million to complete the transaction. For additional description of this transaction and its FIN 46R implications, see Note 6 to the consolidated financial statements in this Form 10-Q.
On August 1, 2007, we purchased a 60 acre vineyard and winery facility in Paso Robles, California, and simultaneously leased this property to Sapphire Wines, LLC. The acquisition price for the property was approximately $21.0 million and it is leased under a long-term triple-net lease. Additionally, on August 1, 2007, we entered into a loan agreement for $5.0 million with Sapphire Wines, LLC. The loan has a maturity date of February 1, 2008 at which time the unpaid principal balance is due. The unpaid principal balance bears interest at 9% and is payable monthly.
On August 14, 2007, we purchased the land and winery facilities associated with three vineyards. The total purchase price consisted of approximately 225 acres of land and 72 thousand square feet of winery facilities located in Pope Valley, Lockeford, and Clements, California. The properties were simultaneously leased to CE2V Winery, LLC, Lockeford Winery, LLC, Crystal Valley Cellars, LLC and Cosentino Winery LLC. The acquisition price for the property was approximately $20.5 million and it is leased under a long-term triple-net lease.
During the three months ended September 30, 2007, we invested an additional $3.4 million Canadian ($3.2 million U.S.) in the mortgage note receivable from Metropolis Limited Partnership (the Partnership) related to the construction of Toronto Life Square, a 13 level entertainment retail center in downtown Toronto. On October 19, 2007, we advanced $6.2 million Canadian ($6.4 million U.S.) to the Partnership and we anticipate advancing an additional $7 to $12 million Canadian prior to the end of 2008. Consistent with the previous advances on this project, each advance will have a five year stated term and bear interest at 15%. A bank has agreed to provide the Partnership first mortgage construction financing of up to $122 million Canadian, and it is anticipated that the project will be completed in 2008 at a total cost of approximately $315 million Canadian.
Additionally, during the three months ended September 30, 2007, we posted additional irrevocable stand-by letters of credit related to the Toronto Life Square project. As of October 31, 2007, the letters of credit related to this project totaled $13.2 million, of which at least $5 million is expected to be drawn upon and added to our mortgage note receivable by May 31, 2008. The remaining letters of credit are expected to be cancelled or drawn upon during 2008 in conjunction with the completion and permanent financing of the Toronto Life Square project. Interest accrues on these outstanding letters of credit at a rate of 12% (15% if drawn upon). We also received an origination fee of $250 thousand Canadian ($237 thousand U.S.) in connection with this financing activity, and the fee is being amortized over the remaining term of the loan.
During the nine months ended September 30, 2007, we completed development of two megaplex theatre properties. The Stadium 14 Cinema in Kalispell, Montana is operated by Signature Theatres and was completed for a total development cost (including land and building) of approximately $9.8 million. The Grand 16 Theatre at Pier Park located in Panama City, Florida is operated by Southern Theatres and was completed for a total development cost (including land and building) of approximately $17.6 million. These theatres are both leased under long-term triple-net leases.

On October 30, 2007, we entered into a secured first mortgage loan agreement for $31.0 million with Peak. The loan is secured by seven ski resorts located in Missouri, Indiana, Ohio and Pennsylvania with a total of approximately 506 acres. The loan has a maturity date of October 30, 2027 and initially bears interest at 9.25%.
On October 30, 2007, we acquired a 50% ownership interest in JERIT CS Fund I (CS Fund I), a Delaware limited liability company, in exchange for $39.2 million. CS Fund I currently owns 12 charter public school properties located in Nevada, Arizona, Ohio, Georgia, Missouri, Michigan, Florida and Washington D.C. and leases them under a long-term triple net master lease. Imagine Schools, Inc. operates the charter public schools and guarantees the lease payments. Our partner in CS Fund I is JERIT CS Fund I Member, and it will serve as the managing member. JERIT CS Fund I Member is a wholly-owned subsidiary of JER Investors Trust Inc., a publicly traded real estate investment trust. Cash distributions will be made to the partners of CS Fund I based on their respective ownership interests. As of the October 30, 2007 purchase date, the CS Fund I had no significant liabilities.
Sale of Property
On June 7, 2007, we sold a parcel of land adjacent to our megaplex theatre in Pompano, Florida and the related development rights to a developer group for $7.7 million. Accordingly, we recognized a gain on sale of real estate of $3.2 million and recognized development fees of $0.7 million during the nine months ended September 30, 2007. For further detail on this disposition, see Note 11 and 15 to the consolidated financial statements in this Form 10-Q.
Derivative Instruments
As further discussed in Note 14 to the consolidated financial statements in this Form 10-Q, on June 1, 2007, the Company entered into a cross currency swap and a new forward contract. The cross currency swap has a notional amount of $76.0 million Canadian dollars (CAD) and $71.5 million U.S. The net effect of this swap is to lock in an exchange rate of $1.05 CAD per U.S. dollar on approximately $13 million of annual CAD denominated cash flows. The new forward contract has a notional amount of $100 million CAD and a February 2014 settlement date. The exchange rate of this forward contract is approximately $1.04 CAD per U.S. dollar.
Results of Operations
Three months ended September 30, 2007 compared to three months ended September 30, 2006
Rental revenue was $48.1 million for the three months ended September 30, 2007, compared to $41.4 million for the three months ended September 30, 2006. The $6.7 million increase resulted primarily from the acquisitions and developments completed in 2006 and 2007 and base rent increases on existing properties. Percentage rents of $0.6 million and $0.5 million were recognized during the three months ended September 30, 2007 and 2006, respectively. Straight-line rents of $1.2 million and $1.0 million were recognized during the three months ended September 30, 2007 and 2006, respectively.
Tenant reimbursements totaled $4.7 million for the three months ended September 30, 2007 compared to $3.8 million for the three months ended September 30, 2006. These tenant reimbursements arise from the operations of our retail centers. The increase of $0.9 million is primarily due to $1.1 million in tenant reimbursements related to our May 8, 2007 acquisition of a 66.67% interest in the joint ventures that own an entertainment retail center in White Plains, New York.

Other income was $0.5 million for the three months ended September 30, 2007 compared to $0.7 million for the three months ended September 30, 2006. The decrease of $0.2 million is primarily due to a decrease in revenues from a restaurant in Southfield, Michigan opened in September 2005 and previously operated through a wholly-owned taxable REIT subsidiary. The restaurant in Southfield, Michigan was closed during the third quarter of 2006 and the space was leased to an unrelated restaurant tenant.
Mortgage financing interest for the three months ended September 30, 2007 was $7.7 million compared to $2.6 million for the three months ended September 30, 2006 and relates to the following:
• mortgage financing for the development of an entertainment retail center in Canada with an initial funding date in June of 2005
• mortgage financing for a ski resort located in New Hampshire provided in March of 2006
• mortgage financing for the development of a megaplex theatre in Louisiana provided with an initial funding date in November of 2006
• mortgage financing for the development of a water-park entertainment village in Kansas with an initial funding date in March of 2007
• mortgage financing for two ski resorts located in Vermont and New Hampshire with initial funding dates in April of 2007
Our property operating expense totaled $5.8 million for the three months ended September 30, 2007 compared to $4.8 million for the three months ended September 30, 2006. These property operating expenses arise from the operations of our retail centers. The increase of $1.0 million is primarily due to $1.2 million in property operating expense related to our May 8, 2007 acquisition of a 66.67% interest in the joint ventures that own an entertainment retail center in White Plains, New York.
Other expense totaled $1.0 million for the three months ended September 30, 2007 compared to $0.9 million for the three months ended September 30, 2006. The $0.1 million increase is due to $0.5 million in expense recognized upon settlement of foreign currency forward contracts during the three months ended September 30, 2007. This increase is partially offset by a decrease in expense related to a restaurant in Southfield, Michigan opened in September of 2005, and previously operated through a wholly-owned taxable REIT subsidiary. The restaurant in Southfield Michigan was closed during the third quarter of 2006 and the space was leased to an unrelated restaurant tenant.
Our general and administrative expense totaled $3.0 million for the three months ended September 30, 2007 compared to $2.3 million for the three months ended September 30, 2006. The increase of $0.7 million is due to increases in costs that primarily resulted from payroll and related expenses attributable to increases in base and incentive compensation, additional employees and amortization resulting from grants of restricted shares to management, as well as increases in franchise taxes and professional fees.
Our net interest expense increased by $3.9 million to $16.1 million for the three months ended September 30, 2007 from $12.2 million for the three months ended September 30, 2006. Approximately $1.7 million of the increase resulted from the acquisition of a 66.67% interest in the joint ventures that own an entertainment retail center in White Plains, New York that had an outstanding mortgage debt of $119.7 million as of the May 8, 2007 acquisition date. The remainder of the increase resulted from increases in long-term debt used to finance our real estate acquisitions and fund our new mortgage notes receivable.
Depreciation and amortization expense totaled $9.9 million for the three months ended September 30, 2007 compared to $7.9 million for the three months ended September 30, 2006. The $2.0 million increase resulted primarily from our real estate acquisitions completed in 2006 and 2007.
Minority interest totaled $1.0 million for the three months ended September 30, 2007 and resulted from the consolidation of a VIE in which our only variable interest is debt and the VIE has sufficient equity to cover its cumulative net losses incurred subsequent to our loan transaction. There was no such minority interest for the three months ended September 30, 2006.
Preferred dividend requirements for the three months ended September 30, 2007 were $5.6 million compared to $2.9 million for the same period in 2006. The $2.7 million increase is due to the issuance of 5.4 million Series C preferred shares in December of 2006 and 4.6 million Series D preferred shares in May of 2007, partially offset by the redemption of 2.3 million Series A preferred shares in May of 2007.
Nine months ended September 30, 2007 compared to nine months ended September 30, 2006
Rental revenue was $136.7 million for the nine months ended September 30, 2007 compared to $125.4 million for the nine months ended September 30, 2006. The $11.3 million increase resulted primarily from the acquisitions and developments completed in 2006 and 2007 and base rent increases on existing properties, partially offset by the recognition of a lease termination fee of $4.0 million from our theatre in Hialeah, Florida during the nine months ended September 30, 2006. Percentage rents of $1.6 million and $1.3 million were recognized during the nine months ended September 30, 2007 and 2006, respectively. Straight-line rents of $3.2 million and $2.9 million were recognized during the nine months ended September 30, 2007 and 2006, respectively.
Tenant reimbursements totaled $12.6 million for the nine months ended September 30, 2007 compared to $10.7 million for the nine months ended September 30, 2006. These tenant reimbursements arise from the operations of our retail centers. Of the $1.9 million increase, $1.7 million is due to our May 8, 2007 acquisition of a 66.67% interest in the joint ventures that own an entertainment retail center in White Plains, New York. The remaining increase is due to increases in tenant reimbursements, primarily driven by the expansion and leasing of the gross leasable area at our retail centers in Ontario, Canada.
Other income was $1.8 million for the nine months ended September 30, 2007 compared to $2.7 million for the nine months ended September 30, 2006. The decrease of $0.9 million is primarily due to a decrease in revenues from a restaurant in Southfield, Michigan opened in September 2005 and previously operated through a wholly-owned taxable REIT subsidiary. The restaurant in Southfield, Michigan was closed during the third quarter of 2006 and the space was leased to an unrelated restaurant tenant.
Mortgage financing interest for the nine months ended September 30, 2007 was $17.3 million compared to $6.8 million for the nine months ended September 30, 2006 and relates to the following:
• mortgage financing for the development of an entertainment retail center in Canada with an initial funding date in June of 2005

• mortgage financing for a ski resort located in New Hampshire provided in March of 2006
• mortgage financing for the development of a megaplex theatre in Louisiana provided with an initial funding date in November of 2006
• mortgage financing for the development of a water-park entertainment village in Kansas with an initial funding date in March of 2007
• mortgage financing for two ski resorts located in Vermont and New Hampshire with initial funding dates in April of 2007
Our property operating expense totaled $15.9 million for the nine months ended September 30, 2007 compared to $14.3 million for the nine months ended September 30, 2006. These property operating expenses arise from the operations of our retail centers. The increase of $1.6 million is primarily due to $1.9 million in property operating expense related to our May 8, 2007 acquisition of a 66.67% interest in the joint ventures that own an entertainment retail center in White Plains, New York. This increase was partially offset by a decrease in bad debt expense primarily related to our entertainment retail center in New Rochelle, New York.
Other expense totaled $2.6 million for the nine months ended September 30, 2007 compared to $2.9 million for the nine months ended September 30, 2006. The $0.3 million decrease is primarily due to a $1.2 million decrease in expenses from a restaurant in Southfield, Michigan opened in September of 2005, and previously operated through a wholly-owned taxable REIT subsidiary. The restaurant in Southfield Michigan was closed during the third quarter of 2006 and the space was leased to an unrelated restaurant tenant. This decrease was partially offset by $0.9 million in expense recognized upon settlement of foreign currency forward contracts during the nine months ended September 30, 2007.
Our general and administrative expense totaled $9.1 million for the nine months ended September 30, 2007 compared to $10.0 million for the nine months ended September 30, 2006. The decrease of $0.9 million is primarily due to $1.7 million in expense during the nine months ended September 30, 2006 related to unvested share awards from prior years. Additionally, during the nine months ended September 30, 2006, we recognized expense of $1.4 million related to the retirement of one of our executives. Partially offsetting these decreases were increases in costs that primarily resulted from payroll and related expenses attributable to increases in base and incentive compensation, additional employees and amortization resulting from grants of restricted shares to management, as well as increases in franchise taxes and professional fees.
Costs associated with loan refinancing for the nine months ended September 30, 2006 were $0.7 million. These costs related to the amendment and restatement of our revolving credit facility and consisted of the write-off of $0.7 million of certain unamortized financing costs. No such costs were incurred during the nine months ended September 30, 2007.
Our net interest expense increased by $6.5 million to $41.7 million for the nine months ended September 30, 2007 from $35.2 million for the nine months ended September 30, 2006. Approximately $2.7 million of the increase resulted from the acquisition of a 66.67% interest in the joint ventures that own an entertainment retail center in White Plains, New York that had outstanding mortgage debt of $119.7 million as of the May 8, 2007 acquisition date. The remainder of the increase resulted from increases in long-term debt used to finance our real estate acquisitions and fund our new mortgage notes receivable.
Depreciation and amortization expense totaled $27.3 million for the nine months ended September 30, 2007 compared to $23.1 million for the nine months ended September 30, 2006. The $4.2 million increase resulted primarily from real estate acquisitions completed in 2006 and 2007.
The gain on sale of land of $0.3 million for the nine months ended September 30, 2006 was due to the sale of an acre of land that was originally purchased along with one of our megaplex theatres. There was no such gain on sale of land recognized for the nine months ended September 30, 2007.
Minority interest totaled $1.0 million for the nine months ended September 30, 2007 and resulted from the consolidation of a VIE in which our only variable interest is debt and the VIE has sufficient equity to cover its cumulative net losses incurred subsequent to our loan transaction. There was no such minority interest for the nine months ended September 30, 2006.
Income from discontinued operations totaled $0.8 million for the nine months ended September 30, 2007 compared to $0.5 million for the nine months ended September 30, 2006. The $0.3 million increase is due to the recognition of $0.7 million in development fees related to a parcel adjacent to our megaplex theatre in Pompano, Florida. The development rights, along with two income-producing tenancies, were sold to a developer group in June of 2007. This increase was partially offset by a $0.4 million gain for the nine months ended September 30, 2006 resulting from an insurance claim. As a result of the hurricane events of October 2005, one non triple-net retail property in Pompano Beach, Florida suffered significant damage to its roof. The insurance company reimbursed us for the replacement of the roof less our deductible in January 2006.
The gain on sale of real estate from discontinued operations of $3.2 million for the nine months ended September 30, 2007 was due to the sale of a parcel that included two leased properties adjacent to our megaplex theatre in Pompano, Florida. There was no gain on sale of real estate from discontinued operations recognized for the nine months ended September 30, 2006.
Preferred dividend requirements for the nine months ended September 30, 2007 were $15.7 million compared to $8.7 million for the same period in 2006. The $7.0 million increase is due to the issuance of 5.4 million Series C preferred shares in December of 2006 and 4.6 million Series D preferred shares in May of 2007, partially offset by the redemption of 2.3 million Series A preferred shares in May of 2007.
The Series A preferred share redemption costs of $2.1 million for the nine months ended September 30, 2007 was due to the redemption of the Series A preferred shares on May 29, 2007 and primarily consists of a noncash charge for the excess of the redemption value over the carrying value of these shares. There was no such expense incurred during the nine months ended September 30, 2006.
Liquidity and Capital Resources
Cash and cash equivalents were $10.8 million at September 30, 2007. In addition, we had restricted cash of $10.6 million at September 30, 2007. Of the restricted cash at September 30, 2007, $2.9 million relates to cash held for our borrower’s debt service reserve for a mortgage note receivable and the balance represents deposits required in connection with debt service, payment of real estate taxes and capital improvements.

Mortgage Debt, Credit Facilities and Term Loan
As of September 30, 2007, we had total debt outstanding of $1.1 billion. As of September 30, 2007, $929.1 million of debt outstanding was fixed rate mortgage debt secured by a substantial portion of our rental properties, with a weighted average interest rate of approximately 6.1%.
At September 30, 2007, we had $131.5 million in debt outstanding under our $235.0 million unsecured revolving credit facility, with interest at a floating rate. The unsecured revolving credit facility matures in January of 2009 and was recently amended (described in Note 10 to the consolidated financial statements in this Quarterly Report on Form 10-Q).
Subsequent to September 30, 2007, we obtained a term loan of $120 million. This loan is secured by primarily non-theatre assets and is recourse to us. This loan bears interest at LIBOR plus 175 basis points and has a four year term expiring in 2011 with a one year extension available at our option.
Our principal investing activities are acquiring, developing and financing entertainment, entertainment-related, recreational and specialty properties. These investing activities have generally been financed with mortgage debt and the proceeds from equity offerings. Our unsecured revolving credit facility and our new term loan are also used to finance the acquisition or development of properties, and to provide mortgage financing. Continued growth of our rental property and mortgage financing portfolios will depend in part on our continued ability to access funds through additional borrowings and securities offerings.
Capital Structure and Coverage Ratios
We believe that our shareholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest, fixed charge and debt service coverage ratios. We expect to maintain our leverage ratio (i.e. total-long term debt of the Company as a percentage of shareholders’ equity plus total liabilities) below 55%. However, the timing and size of our equity offerings may cause us to temporarily operate over this threshold. At September 30, 2007, our leverage ratio was 51%. Our long-term debt as a percentage of our total market capitalization at September 30, 2007 was 39%. We do not manage to a ratio based on total market capitalization due to the inherent variability that is driven by changes in the market price of our common shares. We calculate our total market capitalization of $2.8 billion as follows at September 30, 2007:
• Common shares outstanding of 26,683,408 multiplied by the last reported sales price of our common shares on the NYSE of $50.80 per share, or $1.4 billion;
• Aggregate liquidation value of our Series B preferred shares of $80 million;
• Aggregate liquidation value of our Series C preferred shares of $135 million;
• Aggregate liquidation value of our Series D preferred shares of $115 million; and
• Total long-term debt of $1.1 billion
Our interest coverage ratio for the nine months ended September 30, 2007 and 2006 was 3.3 times and 3.4 times, respectively. Interest coverage is calculated as the interest coverage amount (as calculated in the following table) divided by interest expense, gross (as calculated in the following table). We consider the interest coverage ratio to be an appropriate supplemental measure of a company’s ability to meet its interest expense obligations. Our calculation of the interest coverage ratio may be different from the calculation used by other companies, and therefore, comparability may be limited. This information should not be considered as an alternative to any Generally

Accepted Accounting Principals (GAAP) liquidity measures. The following table shows the calculation of our interest coverage ratios (dollars in thousands):

	Nine Months Ended September 30,
	2007	2006
Net income	$77,535	60,894
Interest expense, gross	43,842	36,334
Interest cost capitalized	(353)	(15)
Depreciation and amortization	27,269	23,092
Share-based compensation expense to management and trustees	2,423	4,456
Gain on sale of land	—	(345)
Minority interest	(988)	—
Costs associated with loan refinancing	—	673
Straight-line rental revenue	(3,229)	(2,853)
Gain on sale of real estate from discontinued operations	(3,240)	—
Depreciation and amortization of discontinued operations	58	99

Interest coverage amount	$143,317	122,335

Interest expense, net	$41,669	35,179
Interest income	1,820	1,140
Interest cost capitalized	353	15

Interest expense, gross	$43,842	36,334

Interest coverage ratio	3.3	3.4

The interest coverage amount per the above table can be reconciled to net cash provided by operating activities per the consolidated statements of cash flows included in this Quarterly Report on Form 10-Q as follows (in thousands):

	Nine Months Ended September 30,
	2007	2006
Net cash provided by operating activities	$93,460	79,599

Equity in income from joint ventures	597	566
Distributions from joint ventures	(675)	(652)
Amortization of deferred financing costs	(2,125)	(2,049)
Increase in mortgage notes accrued interest receivable	10,392	6,350
Increase in accounts receivable	2,377	3,135
Increase in other assets	841	2,050
Increase in accounts payable and accrued liabilities	(2,424)	(994)
Decrease in unearned rents	614	864
Straight-line rental revenue	(3,229)	(2,853)
Interest expense, gross	43,842	36,334
Interest cost capitalized	(353)	(15)

Interest coverage amount	$143,317	122,335

Our fixed charge coverage ratio for the nine months ended September 30, 2007 and 2006 was 2.4 times and 2.7 times, respectively. The fixed charge coverage ratio is calculated in exactly the same manner as the interest coverage ratio, except that preferred share dividends are also added to the denominator. We consider the fixed charge coverage ratio to be an appropriate supplemental measure of a company’s ability to make its interest and preferred share dividend payments. Our calculation of the fixed charge coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures. The following table shows the calculation of our fixed charge coverage ratios (dollars in thousands):

	Nine Months Ended September 30,
	2007	2006
Interest coverage amount	$143,317	122,335

Interest expense, gross	43,842	36,334
Preferred share dividends	15,701	8,747

Fixed charges	$59,543	45,081

Fixed charge coverage ratio	2.4	2.7

Our debt service coverage ratio for the nine months ended September 30, 2007 and 2006 was 2.5 times and 2.6 times, respectively. The debt service coverage ratio is calculated in exactly the same manner as the interest coverage ratio, except that recurring principal payments are also added to the denominator. We consider the debt service coverage ratio to be an appropriate supplemental measure of a company’s ability to make its debt service payments. Our calculation of the debt service coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures. The following table shows the calculation of our debt service coverage ratios (dollars in thousands):

	Nine Months Ended September 30,
	2007	2006
Interest coverage amount	$143,317	122,335

Interest expense, gross	43,842	36,334
Recurring principle payments	13,065	10,882

Debt service	$56,907	47,216

Debt service coverage ratio	2.5	2.6

Liquidity Requirements
Short-term liquidity requirements consist primarily of normal recurring corporate operating expenses, debt service requirements and distributions to shareholders. We meet these requirements primarily through cash provided by operating activities. Cash provided by operating activities was $93.5 million for the nine months ended September 30, 2007 and $79.6 million for the nine months ended September 30, 2006. We anticipate that our cash on hand, cash from operations, and funds available under our unsecured revolving credit facility will provide adequate liquidity to fund our operations, make interest and principal payments on our debt, and allow distributions to our shareholders and avoidance of corporate level federal income or excise tax in accordance with Internal Revenue Code requirements for qualification as a REIT.

We had two theatre projects under construction at September 30, 2007. The properties have been pre-leased to the prospective tenants under long-term triple-net leases. The cost of development is paid by us in periodic draws. The related timing and amount of rental payments to be received by us from tenants under the leases correspond to the timing and amount of funding by us of the cost of development. These theatres will have a total of 30 screens and their total development costs will be approximately $25.6 million. Through September 30, 2007, we have invested $7.6 million in these projects and have commitments to fund an additional $18.0 million in improvements. We plan to fund development primarily with funds generated by debt financing and/or equity offerings. If we determine that construction is not being completed in accordance with the terms of the development agreement, we can discontinue funding construction draws.
Off Balance Sheet Arrangements
At September 30, 2007, we had a 20.3% and 21.2% investment interest in two unconsolidated real estate joint ventures, Atlantic-EPR I and Atlantic-EPR II, respectively, which are accounted for under the equity method of accounting. We do not anticipate any material impact on our liquidity as a result of any commitments that may arise involving those joint ventures. We recognized income of $369 and $346 (in thousands) from our investment in the Atlantic-EPR I joint venture during the nine months ended September 30, 2007 and 2006, respectively. We also recognized income of $228 and $220 (in thousands) from our investment in the Atlantic-EPR II joint venture during the nine months ended September 30, 2007 and 2006, respectively. Condensed financial information for Atlantic-EPR I and Atlantic-EPR II joint ventures is included in Note 4 to the consolidated financial statements included in this Quarterly Report on Form 10-Q.
The joint venture agreements for Atlantic-EPR I and Atlantic-EPR II allow our partner, Atlantic of Hamburg, Germany (Atlantic), to exchange up to a maximum of 10% of its ownership interest per year in each of the joint ventures for our common shares or, at our discretion, the cash value of those shares as defined in each of the joint venture agreements. We received notice from Atlantic that effective September 28, 2007 they wanted to exchange a portion of their ownership in Atlantic-EPR I and Atlantic-EPR II. In October of 2007, we paid Atlantic cash of $71 and $137 (in thousands) in exchange for additional ownership of .3% and 1.2 % for Atlantic-EPR I and Atlantic-EPR II, respectively.
On October 30, 2007, we acquired a 50% ownership interest in JERIT CS Fund I (CS Fund I), a Delaware limited liability company. For further detail on this acquisition, see Note 18 to the consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
The additional 1.9 million common shares that would result from the conversion of our Series C convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2007 because the effect is anti-dilutive. However, because a conversion would be dilutive to FFO per share, these adjustments have been made in the calculation of diluted FFO per share.
The following table summarizes our FFO, FFO per share and certain other financial information for the three and nine months ended September 30, 2007 and 2006 (in thousands, except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income available to common shareholders	$20,739	$17,800	$59,733	$52,147
Subtract: Gain on sale of real estate from discontinued operations	—	—	(3,240)	—
Subtract: Minority Interest	(988)	—	(988)	—
Add: Real estate depreciation and amortization	9,751	7,687	26,770	22,584
Add: Allocated share of joint venture depreciation	61	61	184	182

FFO available to common shareholders	29,563	25,548	82,459	74,913

FFO available to common shareholders	$29,563	$25,548	$82,459	$74,913
Add: Preferred dividends for Series C	1,941	—	5,822	—

Diluted FFO available to common shareholders	31,504	25,548	88,281	74,913

FFO per common share:
Basic	$1.12	0.97	$3.13	$2.87
Diluted	1.10	0.95	3.07	2.83

Shares used for computation (in thousands):
Basic	26,432	26,298	26,378	26,093
Diluted	28,724	26,769	28,755	26,511

Weighted average shares outstanding - diluted EPS	26,824	26,769	26,858	26,511
Effect of dilutive Series C preferred shares	1,900	—	1,897	—

Adjusted weighted average shares outstanding - diluted	28,724	26,769	28,755	26,511

Other financial information:
Straight-lined rental revenue	$1,178	1,014	3,229	2,853

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks, primarily relating to potential losses due to changes in interest rates. We seek to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new long-term fixed rate borrowings whenever possible. We also have a $235 million unsecured revolving credit facility and a $120 million term loan that both bear interest at a floating rate.
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

We financed the acquisition of our four Canadian properties with non-recourse fixed rate mortgage loans from a Canadian lender in the original aggregate principal amount of approximately U.S. $97 million. The loans were made and are payable by us in Canadian dollars (CAD), and the rents received from tenants of the properties are payable in CAD. We have also provided a secured mortgage construction loan totaling CAD $65.9 million. The loan and the related interest income is payable to us in CAD.
We have partially mitigated the impact of foreign currency exchange risk on our Canadian properties by matching Canadian dollar debt financing with Canadian dollar rents. To further mitigate our foreign currency risk in future periods on the four Canadian properties, we have entered into foreign currency forward contracts with monthly settlement dates ranging from October 2007 through December 2007. These contracts have a notional value of $3.2 million CAD and an average exchange rate of $1.15 CAD per U.S. dollar. Additionally, during the second quarter of 2007, we entered into a cross currency swap with a notional value of $76.0 million CAD and $71.5 million U.S. The swap calls for monthly exchanges from January 2008 through February 2014 with us paying CAD based on an annual rate of 17.16% of the notional amount and receiving U.S. dollars based on an annual rate of 17.4% of the notional amount. There is no initial or final exchange of the notional amounts. The net effect of this swap is to lock in an exchange rate of $1.05 CAD per U.S. dollar on approximately $13 million of annual CAD denominated cash flows. These foreign currency derivatives should hedge a significant portion of our expected CAD denominated FFO of these four Canadian properties through February 2014 as their impact on our reported FFO when settled should move in the opposite direction of the exchange rates utilized to translate revenues and expenses of these properties.
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
To further mitigate our foreign currency risk in future periods on the interest income from the CAD denominated mortgage receivable, we have entered into foreign currency forward contracts with monthly settlement dates ranging from October 2007 through March 2008. These contracts have a notional value of $4.4 million CAD and an average exchange rate of $1.15 CAD per U.S. dollar. We have not yet hedged any of our net investment in the CAD denominated mortgage receivable or its expected CAD denominated interest income beyond March 2008 due to the mortgage note’s maturity in 2008 and our underlying option to buy a 50% interest in the borrower entity.
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
There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1 . Legal Proceedings
Other than routine litigation and administrative proceedings arising in the ordinary course of business, we are not presently involved in any litigation nor, to our knowledge, is any litigation threatened against us or our properties, which is reasonably likely to have a material adverse effect on our liquidity or results of operations.
Item 1A. Risk Factors
There were no material changes during the quarter from the risk factors previously discussed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on February 28, 2007 or, to the extent applicable, our Quarterly Report on Form 10-Q.

Item 2 . Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Maximum
				Total Number	Number (or
				of Shares	Approximate
				Purchased	Dollar Value) of
				as Part of	Shares that
	Total			Publicly	May Yet Be
	Number of		Average	Announced	Purchased
	Shares		Price Paid	Plans or	Under the Plans
Period	Purchased		Per Share	Programs	or Programs
July 1 through July 31, 2007 common stock	—		$—	—	$—
August 1 through August 31, 2007 common stock	—		—	—	—
September 1 through September 30, 2007 common stock	2,694	(1)	50.16	—	—

Total	2,694		$50.16	—	$—

(1)	The repurchase of equity securities during September of 2007 was completed in conjunction with employee stock option exercises. These repurchases were not made pursuant to a publicly announced plan or program.
Item 3. Defaults upon Senior Securities
There were no reportable events during the quarter ended September 30, 2007.
Item 4. Submission of Matters to a Vote of Security Holders
There were no reportable events during the quarter ended September 30, 2007.
Item 5 . Other information
There were no reportable events during the quarter ended September 30, 2007.
Item 6 . Exhibits

4.1	Master Credit Agreement, dated as of October 26, 2007, among Entertainment Properties Trust, EPT 301, LLC, KeyBank National Association, as administrative agent and a lender, KeyBanc Capital Markets, as sole lead arranger and sole book manager, and the other lenders party thereto and Morgan Stanley Bank, as documentation agent thereto, which is attached as Exhibit 4.1 to the Company’s Form 8-K (Commission File No. 001-13561) filed October 31, 2007, is incorporated by reference as Exhibit 4.1.

4.2	Collateral Pledge and Security Agreement, dated as of October 26, 2007, by and between Entertainment Properties Trust and KeyBank National Association, individually and as administrative agent for itself and the lenders under the Master

Credit Agreement dated October 26, 2007, which is attached as Exhibit 4.2 to the Company’s Form 8-K (Commission File No. 001-13561) filed October 31, 2007, is incorporated by reference as Exhibit 4.2.

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

ENTERTAINMENT PROPERTIES TRUST
Dated: October 31, 2007	By /s/ David M. Brain

David M. Brain, President – Chief Executive Officer (Principal Executive Officer)

Dated: October 31, 2007	By /s/ Mark A. Peterson

Mark A. Peterson, Vice President – Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document

4.1	Master Credit Agreement, dated as of October 26, 2007, among Entertainment Properties Trust, EPT 301, LLC, KeyBank National Association, as administrative agent and a lender, KeyBanc Capital Markets, as sole lead arranger and sole book manager, and the other lenders party thereto and Morgan Stanley Bank, as documentation agent thereto, which is attached as Exhibit 4.1 to the Company’s Form 8-K (Commission File No. 001-13561) filed October 31, 2007, is incorporated by reference as Exhibit 4.1.

4.2	Collateral Pledge and Security Agreement, dated as of October 26, 2007, by and between Entertainment Properties Trust and KeyBank National Association, individually and as administrative agent for itself and the lenders under the Master Credit Agreement dated October 26, 2007, which is attached as Exhibit 4.2 to the Company’s Form 8-K (Commission File No. 001-13561) filed October 31, 2007, is incorporated by reference as Exhibit 4.2.

31.1*	Certification of David M. Brain, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Mark A. Peterson, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.