Form 10-K
period 2007-12-31
ENTERTAINMENT PROPERTIES TRUST
filed 2008-02-26
CIK 1045450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the transition period from ___to ___
Commission file number: 1-13561
ENTERTAINMENT PROPERTIES TRUST
(Exact name of registrant as specified in its charter)

Maryland	43-1790877
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 West Pershing Road, Suite 201 Kansas City, Missouri	64108
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (816) 472-1700
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common shares of beneficial interest, par value $.01 per share	New York Stock Exchange

7.75% Series B cumulative redeemable preferred shares of beneficial interest, par value $.01 per share	New York Stock Exchange

5.75% Series C cumulative convertible preferred shares of beneficial interest, par value $.01 per share	New York Stock Exchange

7.375% Series D cumulative redeemable preferred shares of beneficial interest, par value $.01 per share	New York Stock Exchange
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
Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
      Large accelerated filer ☑               Accelerated filer ☐                         Non-accelerated filer ☐                         Smaller reporting company ☐
                                        (Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The aggregate market value of the common shares of beneficial interest (“common shares”) of the registrant held by non-affiliates, based on the closing price on the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the New York Stock Exchange, was $1,509,557,758.
At February 25, 2008, there were 28,069,129 common shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2008 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

PART I
Item 1. Business
General
Entertainment Properties Trust (“we,” “us,” “EPR” or the “Company”) was formed on August 22, 1997 as a Maryland real estate investment trust (“REIT”), and an initial public offering of common shares of beneficial interest (“common shares”) was completed on November 18, 1997. EPR develops, owns, leases and finances properties for consumer preferred high-quality businesses. As further explained under “Growth Strategies” below, our investments are guided by a focus on inflection opportunities that offer enduring values, excellent executions, attractive economics and an advantageous market position.
We are a self-administered REIT. As of December 31, 2007, our real estate portfolio was comprised of approximately $1.9 billion in assets (before accumulated depreciation) and includes 79 megaplex theatre properties (including four joint venture properties) located in 26 states and Ontario, Canada, one additional theatre property under development, eight entertainment retail centers (including two joint venture properties) located in Westminster, Colorado, New Rochelle, New York, White Plains, New York, Burbank, California and Ontario, Canada, one additional entertainment retail center under development and land parcels leased to restaurant and retail operators or available for development adjacent to several of our theatre properties. We also own a metropolitan ski area located in Bellefontaine, Ohio, six wineries and six vineyards located in California and a 50% interest in a joint venture which owns 12 public charter schools located in seven states and the District of Columbia.
As of December 31, 2007, our real estate portfolio of megaplex theatre properties consisted of 6.6 million square feet and was 100% occupied, and our remaining real estate portfolio consisted of 2.5 million square feet and was 98% occupied. The combined real estate portfolio consisted of 9.1 million square feet and was 99% occupied. Our theatre properties are leased to ten different leading theatre operators. At December 31, 2007, approximately 51% of our megaplex theatre properties were leased to American Multi-Cinema, Inc. (“AMC”), a subsidiary of AMC Entertainment, Inc. (“AMCE”).
As further described in Note 4 to the consolidated financial statements in this Annual Report on Form 10-K, as of December 31, 2007, our real estate mortgage loan portfolio consisted of eight notes receivable with a carrying value of $325.4 million, including related accrued interest. The largest individual loan is denominated in Canadian dollars and had a carrying value of US $103.7 million at December 31, 2007, including accrued interest receivable. This mortgage note bears interest at 15%, and has been provided to a partnership for the purpose of developing a 13 level entertainment retail center in downtown Toronto in Ontario, Canada. It is anticipated that the development of this center will be completed in 2008 at a total cost of approximately $315 million Canadian, and will contain approximately 360,000 square feet of net rentable area (excluding signage). We also have an option to purchase a 50% equity interest in this project. Our real estate mortgage loan portfolio at December 31, 2007 also includes a note receivable for the development of a water-park anchored entertainment village located in Kansas with a carrying value of $95.7 million, including accrued interest, and five notes receivable with a combined total carrying value of $122.5 million, including accrued interest, secured by ten metropolitan ski areas and related development land covering approximately 6,063 acres located in New Hampshire, Vermont, Missouri, Indiana, Ohio and Pennsylvania.

Our total investments were $2.3 billion at December 31, 2007. Total investments as defined herein include the sum of the carrying values of rental properties (before accumulated depreciation), property under development, mortgage notes receivable (including related accrued interest receivable), investment in joint ventures, intangible assets (before accumulated amortization), notes receivable and less minority interests. Below is a reconciliation of the carrying value of total investments to the consolidated balance sheet at December 31, 2007 (in thousands):

Rental properties, net of accumlated depreciation	$1,650,312
Add back accumlated depreciation on rental properties	177,607
Property under development	23,001
Mortage notes and related accrued interest receivable	325,442
Investment in joint ventures	42,331
Intangible assets, net of accumulated amortization	16,528
Add back accumlated amortization on intangible assets	5,442
Accounts and notes receivable	61,193
Less accounts receivable	(31,265)
Less minority interests	(18,141)

Total investments	$2,252,450

Of our total investments of $2.3 billion at December 31, 2007, $1.9 billion or 85% related to megaplex theatres, entertainment retail centers and other retail parcels, and $344.9 million or 15% related to recreational and specialty properties. Furthermore, of the $344.9 million related to recreational and specialty properties, $135.1 million related to metropolitan ski areas, $67.1 million related to vineyards and wineries, $95.7 million related to the water-park anchored entertainment village, $43.5 million related to public charter schools and $3.5 million related to an amphitheatre.
As further described in Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K, during the year ended December 31, 2007, $48.5 million, or approximately 21% of our total revenue was derived from our four entertainment retail centers in Ontario, Canada and the mortgage note receivable secured by property in Canada described above. The Company’s wholly-owned subsidiaries that hold the Canadian entertainment retail centers, third party debt and mortgage note receivable represent approximately $233.3 million or 23% of the Company’s net assets as of December 31, 2007.
We aggregate the financial information of all our investments into one reportable segment because our investments have similar economic characteristics and because we do not internally report and we are not internally organized by investment or transaction type. For a discussion of material property acquisitions during the year ended December 31, 2007, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments.”
We believe destination entertainment, entertainment-related, recreational and specialty properties are important sectors of the real estate industry and that, as a result of our focus on properties in these sectors and the industry relationships of our management, we have a competitive advantage in providing capital to operators of these types of properties. Our principal business objective is to be the nation’s leading destination entertainment, entertainment-related, recreation and specialty real estate company by continuing to develop, acquire or finance high-quality properties. Our investments are generally structured as long-term triple-net leases that require the tenants to pay substantially all expenses associated with the operation and maintenance of the property, or as long-term mortgages with economics similar to our triple-net lease structure.
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
Recreational and Specialty Properties
The venue replacement cycle in theatrical exhibition represents what we consider an inflection opportunity, a demand for new capital stimulated by a need to upgrade to new technologies and related amenities. We expect other destination retail, recreational and specialty properties to undergo similar transformations stimulated by growth, renewal and/or restructuring. We have begun and expect to continue to pursue acquiring, developing and financing new generations of attractive and successful properties in selected niche markets. We believe our ability to invest in these properties will enable us to continue to grow and diversify our asset base.
Business Objectives and Strategies
Our primary business objective is to continue to enhance shareholder value by achieving predictable and increasing Funds From Operations (“FFO”) per Share (See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds From Operations” for a discussion of FFO), through the acquisition, development and financing of high-quality properties. We intend to achieve this objective by continuing to execute the Growth Strategies, Operating Strategies and Capitalization Strategies described below:
Growth Strategies
As a part of our growth strategy, we will consider developing or acquiring additional megaplex theatre properties, and developing or acquiring single-tenant entertainment, entertainment-related, recreational or specialty properties. We will also consider developing or acquiring additional ERC’s. We may also pursue opportunities to provide mortgage financing for these same property types in certain situations where this structure is more advantageous than owning the underlying real estate.
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
Lease Structure
We have structured our property acquisitions and leasing arrangements to achieve a positive spread between our cost of capital and the rentals paid by our tenants. We typically structure leases on a triple-net basis under which the tenants bear the principal portion of the financial and operational responsibility for the properties. During each lease term and any renewal periods, the leases typically provide for periodic increases in rent and/or percentage rent based upon a percentage of the tenant’s gross sales over a pre-determined level. In our multi-tenant property leases and some of our theatre leases, we generally require the tenant to pay a common area maintenance (“CAM”) charge to defray its pro rata share of insurance, taxes and maintenance costs.
Mortgage Structure
We have structured our mortgages to achieve economics similar to our triple-net lease structure with a positive spread between our cost of capital and the interest paid by our tenants. During each mortgage term and any renewal periods, the notes typically provide for periodic increases in interest and/or percentage rent based upon a percentage of the tenant’s gross sales over a pre-determined level.
Tenant and Customer Relationships
We intend to continue developing and maintaining long-term working relationships with theatre, restaurant, retail, entertainment, recreation and specialty business operators and developers by providing capital for multiple properties on an international, national or regional basis, thereby creating efficiency and value for both the operators and the Company.
Portfolio Diversification
We will endeavor to further diversify our asset base by property type, geographic location and tenant or customer. In pursuing this diversification strategy, we will target theatre, restaurant, retail, recreation and specialty business operators that we view as leaders in their market segments and have the ability to compete effectively and perform under their agreements with the Company.
Development
We intend to continue developing properties that meet our guiding principles. We generally do not begin development of a single tenant property without a signed lease providing for rental payments during the development period that are commensurate with our level of capital investment. In the case of a multi-tenant development, we generally require a significant amount of the development to be pre-leased prior to construction to minimize lease-up risk. In addition, to minimize overhead costs and to provide the greatest amount of flexibility, we generally outsource construction management to third party firms.

Capitalization Strategies
Debt and Equity Financing
We fund the acquisition of properties and mortgage notes receivable with a combination of debt, preferred equity and common equity. We expect to maintain a debt to total capitalization ratio (i.e., long-term debt of the Company as a percentage of shareholders’ equity plus total liabilities) of between 50% and 55%. However, the timing and size of our equity offerings may cause us to temporarily operate outside of this range.
See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments” for debt and equity transactions during 2007.
Joint Ventures
We will examine and may pursue potential additional joint venture opportunities with institutional investors or developers if the investments to which they relate meet our guiding principles discussed above. We may employ higher leverage in joint ventures.
Payment of Regular Distributions
We have paid and expect to continue to pay quarterly dividend distributions to our common and preferred shareholders. Our Series B cumulative redeemable preferred shares (“Series B preferred shares”) have a dividend rate of 7.75%, our Series C cumulative convertible preferred shares (“Series C preferred shares”) have a dividend rate of 5.75%, and our Series D cumulative redeemable preferred shares (“Series D preferred shares”) have a dividend rate of 7.375%. Among the factors the Company’s board of trustees (“Board of Trustees”) considers in setting the common share distribution rate are the applicable REIT tax rules and regulations that apply to distributions, the Company’s results of operations, including FFO per share, and the Company’s Cash Available for Distribution (defined as net cash flow available for distribution after payment of operating expenses, debt service, and other obligations). We expect to periodically increase distributions on our common shares as FFO and Cash Available for Distribution increase and as other considerations and factors warrant.
As described in Note 12 to the consolidated financial statements in this Annual Report on Form 10-K, on May 29, 2007, we completed the redemption of all 2.3 million of our outstanding 9.50% Series A cumulative redeemable preferred shares (“Series A preferred shares”).
Competition
We compete for real estate financing opportunities with other companies that invest in real estate, as well as traditional financial sources such as banks and insurance companies. REITs have financed and may continue to seek to finance destination entertainment, entertainment-related, recreational or specialty properties as new properties are developed or become available for acquisition.
Employees
As of December 31, 2007, we had 16 full time employees.

Principal Executive Offices
The Company’s principal executive offices are located at 30 W. Pershing Road, Suite 201, Kansas City, Missouri 64108; telephone (816) 472-1700.
Materials Available on Our Website
Our internet website address is www.eprkc.com. We make available, free of charge, through our website copies of our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) as soon as reasonably practicable after we electronically file such material with, or furnish it to the Securities and Exchange Commission (the “Commission” or “SEC”). You may also view our Code of Business Conduct and Ethics, Company Governance Guidelines, Independence Standards for Trustees and the charters of our audit, nominating/company governance, finance and compensation committees on our website. Copies of these documents are also available in print to any person who requests them.
Item 1A. Risk Factors
There are many risks and uncertainties that can affect our current or future business, operating results, financial performance or share price. Here is a brief description of some of the important factors which could adversely affect our current or future business, operating results, financial condition or share price. This discussion includes a number of forward-looking statements. See “Forward Looking Statements.”
Risks That May Impact Our Financial Condition or Performance
We depend on leasing space to tenants on economically favorable terms and collecting rent from our tenants, who may not be able to pay
Our financial results depend significantly on leasing space at our properties to tenants on economically favorable terms. In addition, because a substantial majority of our income comes from leasing real property, our income, funds available to pay indebtedness and funds available for distribution to our shareholders will decrease if a significant number of our tenants cannot pay their rent or if we are not able to maintain our levels of occupancy on favorable terms. If a tenant does not pay its rent, we might not be able to enforce our rights as landlord without delays and might incur substantial legal costs.
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
We could be adversely affected by a mortgagor’s bankruptcy or default
If a mortgagor becomes bankrupt or insolvent or defaults under its mortgage, that could force us to declare a default and foreclose on the underlying property. There is a risk that the fair value of the property will be less than the carrying value of the note and accrued interest receivable at the time of the foreclosure and we may have to take a charge against earnings. We may experience costs and delays in recovering a property in foreclosure or finding a substitute operator for the property. If the mortgage we hold is subordinated to senior financing secured by the property, our recovery would be limited to any amount remaining after satisfaction of all amounts due to the holder of the senior financing. We have agreed to subordinate our Canadian mortgage financing to bank construction financing obtained by the borrower.
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
Real estate is a competitive business
Our business operates in highly competitive environments. We compete with a large number of real estate property owners and developers, some of which may be willing to accept lower returns on their investments. Principal factors of competition are rent or interest charged, attractiveness of location, the quality of the property and breadth and quality of services provided. Our success depends upon, among other factors, trends of the national and local economies, financial condition and operating results of current and prospective tenants and customers, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation and population trends.
A single tenant represents a substantial portion of our lease revenues
Approximately 51% of our megaplex theatre properties are leased to AMC, one of the nation’s largest movie exhibition companies. AMCE has guaranteed AMC’s performance under substantially all of their leases. We have diversified and expect to continue to diversify our real estate portfolio by entering into lease transactions with a number of other leading operators. Nevertheless, our revenues and our continuing ability to pay shareholder dividends are currently substantially dependent on AMC’s performance under its leases and AMCE’s performance under its guarantee.

We believe AMC occupies a strong position in the industry and we intend to continue acquiring and leasing back or developing new AMC theatres. However, if for any reason AMC failed to perform under its lease obligations and AMCE did not perform under its guarantee, we could be required to reduce or suspend our shareholder dividends and may not have sufficient funds to support operations until substitute tenants are obtained. If that happened, we cannot predict when or whether we could obtain substitute quality tenants on acceptable terms.
A single tenant leases or is the mortgagor of all our investments related to metropolitan ski areas
Peak Resorts, Inc. (“Peak”) is the lessee of our metropolitan ski area in Bellefontaine, Ohio and is the mortgagor on five notes receivable secured by ten metropolitan ski areas and related development land. If Peak failed to perform under its lease and mortgage loan obligations, we may need to reduce our shareholder dividends and may not have sufficient funds to support operations until substitute operators are obtained. If that happened, we cannot predict when or whether we could obtain quality substitute tenants or mortgagors on acceptable terms.
There are risks inherent in having indebtedness and the use of such indebtedness to fund acquisitions
We currently utilize debt to fund portions of our operations and acquisitions. In a rising interest rate environment, the cost of our variable rate debt and any new debt or other market rate security or instrument may increase. We have used leverage to acquire properties and expect to continue to do so in the future. Although the use of leverage is common in the real estate industry, our use of debt to acquire properties does expose us to some risks. If a significant number of our tenants fail to make their lease payments and we don’t have sufficient cash to pay principal and interest on the debt, we could default on our debt obligations. A substantial amount of our debt financing is secured by mortgages on our properties. If we fail to meet our mortgage payments, the lenders could declare a default and foreclose on those properties. In addition, if the tenants of properties in the borrowing bases of our unsecured revolving credit facility or term loan default on their lease or mortgage obligations, or if the properties otherwise fail to qualify for inclusion in the borrowing bases, that could limit the amounts we are able to borrow under the credit facility and the term loan.
A portion of our secured debt has a “hyper-amortization” provision which may require us to refinance the debt or sell the properties securing the debt prior to maturity
As of December 31, 2007, we had $91.1 million outstanding under a single secured mortgage loan agreement that contains a “hyper-amortization” feature, in which the principal payment schedule is rapidly accelerated, and our principal payments are substantially increased, if we fail to pay the balance on the anticipated prepayment date of July 11, 2008. We undertook this debt on the assumption that we will be able to refinance the debt prior to these hyper-amortization payments becoming due. If we cannot obtain acceptable refinancing at the appropriate time, the hyper-amortization payments will require substantially all of the revenues from those properties securing the debt to be applied to the debt repayment, which could reduce our common share dividend rate and could adversely affect our financial condition and liquidity.
We have grown rapidly through acquisitions and other investments.  We may not be able to maintain this rapid growth and our failure to do so could adversely affect our stock price
We have experienced rapid growth in recent years.  We may not be able to maintain a similar rate of growth in the future or manage our growth effectively.  Our failure to do so may have a material adverse effect on our financial condition and results of operations and ability to pay dividends to our shareholders.

We must obtain new financing in order to grow
As a REIT, we are required to distribute at least 90% of our taxable net income to shareholders in the form of dividends. This means we are limited in our ability to use internal capital to acquire properties and must continually raise new capital in order to continue to grow and diversify our investment portfolio. Our ability to raise new capital depends in part on factors beyond our control, including conditions in equity and credit markets, conditions in the industries in which our tenants are engaged and the performance of real estate investment trusts generally. We continually consider and evaluate a variety of potential transactions to raise additional capital, but we cannot assure that attractive alternatives will always be available to us, nor that our share price will increase or remain at a level that will permit us to continue to raise equity capital publicly or privately.
Covenants in our debt instruments could adversely affect our financial condition and our acquisitions and development activities
The mortgages on our properties contain customary covenants such as those that limit our ability, without the prior consent of the lender, to further mortgage the applicable property or to discontinue insurance coverage. Our unsecured revolving credit facility, our term loan and other loans that we may obtain in the future contain customary restrictions, requirements and other limitations on our ability to incur indebtedness, including covenants that limit our ability to incur debt based upon the level of our ratio of total debt to total assets, our ratio of secured debt to total assets, our ratio of EBITDA to interest expense, and fixed charges, and that require us to maintain a certain level of unencumbered assets to unsecured debt. Our ability to borrow under our credit facilities and our term loan is also subject to compliance with certain other covenants. In addition, failure to comply with our covenants could cause a default under the applicable debt instrument, and we may then be required to repay such debt with capital from other sources. Under those circumstances, other sources of capital may not be available to us, or be available only on unattractive terms. Additionally, our ability to satisfy current or prospective lenders’ insurance requirements may be adversely affected if lenders generally insist upon greater insurance coverage against acts of terrorism than is available to us in the marketplace or on commercially reasonable terms.   We rely on debt financing, including borrowings under our unsecured revolving credit facility, our term loan and debt secured by individual properties, to finance our acquisition and development activities and for working capital. If we are unable to obtain debt financing from these or other sources, or to refinance existing indebtedness upon maturity, our financial condition and results of operations would likely be adversely affected. If we breach covenants in our debt agreements, the lenders can declare a default and, if the debt is secured, can take possession of the property securing the defaulted loan.
We may acquire or develop properties or acquire other real estate related companies and this may create risks
We may acquire or develop properties or acquire other real estate related companies when we believe that an acquisition or development is consistent with our business strategies.  We may not, however, succeed in consummating desired acquisitions or in completing developments on time. In addition, we may face competition in pursuing acquisition or development opportunities that could increase our costs.  Difficulties in integrating acquisitions may prove costly or time-consuming and could divert management’s attention. Acquisitions or developments in new markets or industries where we do not have the same level of market knowledge may expose us to unanticipated risks in those markets and industries to which we are unable to effectively respond and, as a result, our performance in those new markets and industries and overall may be worse than anticipated. We may also abandon acquisition or development opportunities that we have begun pursuing and consequently fail to recover expenses already incurred and have devoted management time to a matter not consummated. Furthermore, our acquisitions of new properties or companies will expose us to the liabilities of those properties or companies, some of which we may not be aware at the time of acquisition. In addition, development of our existing properties presents similar risks.
Our real estate investments are concentrated in entertainment, entertainment-related and recreational properties and a significant portion of those investments are in megaplex theatre properties, making us more vulnerable economically than if our investments were more diversified
We acquire, develop or finance entertainment, entertainment-related and recreational properties. A significant portion of our investments are in megaplex theatre properties. Although we are subject to the general risks inherent in concentrating investments in real estate, the risks resulting from a lack of diversification become even greater as a result of investing primarily in entertainment, entertainment-related and recreational properties. These risks are further heightened by the fact that a significant portion of our investments are in megaplex theatre properties. Although a downturn in the real estate industry could significantly adversely affect the value of our properties, a downturn in the entertainment, entertainment-related and recreational industries could compound this adverse affect. These adverse effects could be more pronounced than if we diversified our investments to a greater degree outside of entertainment, entertainment-related and recreational properties or, more particularly, outside of megaplex theater properties.
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
Our development financing arrangements expose us to funding and purchase risks
Our ability to meet our construction financing obligations which we have undertaken or may enter into in the future depends on our ability to obtain equity or debt financing in the required amounts. There is no assurance we can obtain this financing or that the financing rates available will ensure a spread between our cost of capital and the rent or interest payable to us under the related leases or mortgage notes receivable (See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Liquidity Requirements”).
We have a limited number of employees and loss of personnel could harm our operations and adversely affect the value of our common shares
We had 16 full-time employees as of December 31, 2007 and, therefore, the impact we may feel from the loss of an employee may be greater than the impact such a loss would have on a larger organization. We are dependent on the efforts of the following individuals: David M. Brain, our President and Chief Executive Officer; Gregory K. Silvers, our Vice President, Chief Operating Officer, General Counsel and Secretary; Mark A. Peterson, our Vice President and Chief Financial Officer; and Michael L. Hirons, our Vice President — Finance. While we believe that we could find replacements for our personnel, the loss of their services could harm our operations and adversely affect the value of our common shares.
Risks That Apply to our Real Estate Business
Real estate income and the value of real estate investments fluctuate due to various factors
The value of real estate fluctuates depending on conditions in the general economy and the real estate business. These conditions may also limit our revenues and available cash.

The factors that affect the value of our real estate include, among other things:
•	international, national, regional and local economic conditions;

•	consequences of any armed conflict involving, or terrorist attack against, the United States;

•	our ability to secure adequate insurance;

•	local conditions such as an oversupply of space or a reduction in demand for real estate in the area;

•	competition from other available space;

•	whether tenants and users such as customers of our tenants consider a property attractive;

•	the financial condition of our tenants, including the extent of tenant bankruptcies or defaults;

•	whether we are able to pass some or all of any increased operating costs through to tenants;

•	how well we manage our properties;

•	fluctuations in interest rates;

•	changes in real estate taxes and other expenses;

•	changes in market rental rates;

•	the timing and costs associated with property improvements and rentals;

•	changes in taxation or zoning laws;

•	government regulation;

•	our failure to continue to qualify as a real estate investment trust;

•	availability of financing on acceptable terms or at all;

•	potential liability under environmental or other laws or regulations; and general competitive factors.
The rents and interest we receive and the occupancy levels at our properties may decline as a result of adverse changes in any of these factors. If our revenues decline, we generally would expect to have less cash available to pay our indebtedness and distribute to our shareholders. In addition, some of our unreimbursed costs of owning real estate may not decline when the related rents decline.
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
If a tenant fails to perform on its lease covenants, that would not excuse us from meeting any debt obligation secured by the property and could require us to fund reserves in favor of our lenders, thereby reducing funds available for payment of dividends. We cannot be assured that tenants will elect to renew their leases when the terms expire. If a tenant does not renew its lease or if a tenant defaults on its lease obligations, there is no assurance we could obtain a substitute tenant on acceptable terms. If we cannot obtain another quality tenant, we may be required to modify the property for a different use, which may involve a significant capital expenditure and a delay in re-leasing the property.
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
Our multi-tenant properties expose us to additional risks
Our entertainment retail centers in Westminster, Colorado, New Rochelle, New York, White Plains, New York, Burbank, California and Ontario, Canada, and similar properties we may seek to acquire or develop in the future, involve risks not typically encountered in the purchase and lease-back of megaplex theatres which are operated by a single tenant. The ownership or development of multi-tenant retail centers could expose us to the risk that a sufficient number of suitable tenants may not be found to enable the center to operate profitably and provide a return to us. Retail centers are also subject to tenant turnover and fluctuations in occupancy rates, which could affect our operating results. Multi-tenant retail centers also expose us to the risk of potential “CAM slippage,” which may occur when CAM fees paid by tenants are exceeded by the actual cost of taxes, insurance and maintenance at the property.
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
These costs could be substantial and in extreme cases could exceed the value of the contaminated property. The presence of hazardous substances or petroleum products or the failure to properly remediate contamination may adversely affect our ability to borrow against, sell or lease an affected property. In addition, some environmental laws create liens on contaminated sites in favor of the government for damages and costs it incurs in connection with a contamination. Most of our loan agreements require the Company or a subsidiary to indemnify the lender against environmental liabilities. Our leases require the tenants to operate the properties in compliance with environmental laws and to indemnify us against environmental liability arising from the operation of the properties. We believe all of our properties are in material compliance with environmental laws. However, we could be subject to strict liability under environmental laws because we own the properties. There is also a risk that tenants may not satisfy their environmental compliance and indemnification obligations under the leases. Any of these events could substantially increase our cost of operations, require us to fund environmental indemnities in favor of our lenders, limit the amount we could borrow under our unsecured revolving credit facility and term loan, and reduce our ability to service our debt and pay dividends to shareholders.
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
There are risks in owning or financing properties for which the tenant’s or mortgagor’s operations may be impacted by weather conditions
We have acquired and financed metropolitan ski areas as well as vineyards and wineries, and may continue to do so in the future. The operators of these properties, our tenants or mortgagors, are dependent upon the operations of the properties to pay their rents and service their loans.
The ski area operator’s ability to attract visitors is influenced by weather conditions and the amount of snowfall during the ski season. Adverse weather conditions may discourage visitors from participating in outdoor activities. In addition, unseasonably warm weather may result in inadequate natural snowfall, which increases the cost of snowmaking, and could render snowmaking wholly or partially ineffective in maintaining quality skiing conditions. Excessive natural snowfall may materially increase the costs incurred for grooming trails and may also make it difficult for visitors to obtain access to the ski resorts. Prolonged periods of adverse weather conditions, or the occurrence of such conditions during peak visitation periods, could have a material adverse effect on the operator’s financial results and could impair the ability of the operator to make rental payments or service our loans.
The ability to grow quality wine grapes and a sufficient quantity of wine grapes is influenced by weather conditions. Droughts, fronts and other weather conditions or phenomena, such as “El Nino,” may adversely affect the timing, quality or quantity of wine grape harvests, and this can have a material adverse effect on the operating results of our vineyard and winery operators. In these circumstances, the ability of our tenants to make rental payments or service our loans could be impaired.
Wineries and vineyards are subject to a number of risks associated with the agricultural industry
Winemaking and wine grape growing are subject to a variety of agricultural risks. In addition to weather, various diseases, pests, fungi and viruses can affect the quality and quantity of wine grapes and negatively impact the profitability of our tenants. Furthermore, wine grape growing requires adequate water supplies. The water needs of our properties are generally supplied through wells and reservoirs located on the properties. Although we believe that there are adequate water supplies to meet the needs of all of our properties, a substantial reduction in water supplies could result in material losses of wine crops and vines. If our tenants suffer a downturn in their business due to any of the factors described above, they may be unable to make their lease or loan payments, which could adversely affect our results of operations and financial condition.
Risks That May Affect the Market Price of our Shares
We cannot assure you we will continue paying dividends at historical rates
Our ability to continue paying dividends on our common shares at historical rates, to pay dividends on our preferred shares at their stated rates or to increase our common share dividend rate will depend on a number of factors, including our financial condition and results of future operations, the performance of lease and mortgage terms by our tenants and customers, our ability to acquire, finance and lease additional properties at attractive rates, and provisions in our loan covenants. If we do not maintain or increase our common share dividend rate, that could have an adverse effect on the market price of our common shares and possibly our preferred shares.
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
Market prices for our shares may be affected by perceptions about the financial health or share value of our tenants and mortgagors or the performance of REIT stocks generally
To the extent any of our tenants or customers, or their competition, report losses or slower earnings growth, take charges against earnings or enter bankruptcy proceedings, the market price for our shares could be adversely affected. The market price for our shares could also be affected by any weakness in the performance of REIT stocks generally or weakness in any of the sectors in which our tenants and customers operate.
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
We may change our policies without obtaining the approval of our shareholders
Our operating and financial policies, including our policies with respect to acquiring or financing real estate or other companies, growth, operations, indebtedness, capitalization and dividends, are exclusively determined by our Board of Trustees. Accordingly, our shareholders do not control these policies.
Dilution could affect the value of our shares
Our future growth will depend in part on our ability to raise additional capital. If we raise additional capital through the issuance of equity securities, the interests of holders of our common shares could be diluted. Likewise, our Board of Trustees is authorized to cause us to issue preferred shares in one or more series, the holders of which would be entitled to dividends and voting and other rights as our Board of Trustees determines, and which could be senior to or convertible into our common shares. Accordingly, an issuance by us of preferred shares could be dilutive to or otherwise adversely affect the interests of holders of our common shares. As of December 31, 2007, our Series C preferred shares are convertible, at each of the holder’s option, into our common shares at a conversion rate of 0.3523 common shares per $25.00 liquidation preference, which is equivalent to a conversion price of approximately $70.96 per common share (subject to adjustment in certain events). Depending upon the number of Series C preferred shares being converted at one time, a conversion of Series C preferred shares could be dilutive to or otherwise adversely affect the interests of holders of our common shares.
Changes in foreign currency exchange rates may have an impact on the value of our shares
The functional currency for our Canadian operations and mortgage note receivable is the Canadian dollar. As a result, our future earnings could be affected by fluctuations in the exchange rate between U.S. and Canadian dollars, which in turn could affect our share price. We have attempted to mitigate our exposure to Canadian currency exchange risk by having both our Canadian lease rentals and the debt service on our Canadian mortgage financing payable in the same currency. We have also entered into foreign currency exchange contracts to hedge in part our exposure to exchange rate fluctuations. Foreign currency derivatives are subject to future risk of loss. We do not engage in purchasing foreign exchange contracts for speculative purposes.
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

Item 2. Properties
As of December 31, 2007, our real estate portfolio consisted of 79 megaplex theatre properties and various restaurant, retail and other properties located in 26 states and Ontario, Canada. Except as otherwise noted, all of the real estate investments listed below are owned or ground leased directly by us. The following table lists our properties, their locations, acquisition dates, number of theatre screens, number of seats, gross square footage, and the tenant.

		Acquisition			Building
Property	Location	date	Screens	Seats	(gross sq. ft)	Tenant
Megaplex Theatre Properties:
Grand 24 (3)	Dallas, TX	11/97	24	5,067	98,175	AMC
Mission Valley 20 (1) (3)	San Diego, CA	11/97	20	4,361	84,352	AMC
Promenade 16 (3)	Los Angeles, CA	11/97	16	2,860	129,822	AMC
Ontario Mills 30 (3)	Ontario, CA	11/97	30	5,469	131,534	AMC
Lennox 24 (1) (3)	Columbus, OH	11/97	24	4,412	98,261	AMC
West Olive 16 (3)	Creve Coeur, MO	11/97	16	2,817	60,418	AMC
Studio 30 (3)	Houston, TX	11/97	30	6,032	136,154	AMC
Huebner Oaks 24 (3)	San Antonio, TX	11/97	24	4,400	96,004	AMC
First Colony 24 (1) (30)	Sugar Land, TX	11/97	24	5,098	107,690	AMC
Oakview 24 (31)	Omaha, NE	11/97	24	5,098	107,402	AMC
Leawood Town Center 20 (32)	Leawood, KS	2/98	20	2,995	75,224	AMC
Gulf Pointe 30 (2) (35)	Houston, TX	3/98	30	6,008	130,891	AMC
South Barrington 30 (36)	South Barrington, IL	3/98	30	6,210	130,891	AMC
Cantera 30 (2) (5)	Warrenville, IL	4/98	30	6,210	130,757	AMC
Mesquite 30 (2) (34)	Mesquite, TX	6/98	30	6,008	130,891	AMC
Hampton Town Center 24 (37)	Hampton, VA	8/98	24	5,098	107,396	AMC
Raleigh Grand 16 (4)	Raleigh, NC	8/98	16	2,596	51,450	Consolidated
Pompano 18 (4)	Pompano Beach, FL	11/98	18	3,424	73,637	Muvico
Paradise 24 (23)	Davie, FL	12/98	24	4,180	96,497	Muvico
Boise Stadium 21 (1) (4)	Boise, ID	12/98	21	4,734	140,300	Regal
Aliso Viejo Stadium 20 (22)	Aliso Viejo, CA	12/98	20	4,352	98,557	Regal
Westminster 24 (7)	Westminster, CO	6/99	24	4,812	107,000	AMC
Woodridge 18 (2) (10)	Woodridge, IL	6/99	18	4,384	84,206	AMC
Tampa Starlight 20 (10)	Tampa, FL	1/00	20	3,928	84,000	Muvico
Palm Promenade 24 (10)	San Diego, CA	1/00	24	4,586	88,610	AMC
Cary Crossroads 20 (10)	Cary, NC	3/02	20	3,936	77,475	Consolidated
Elmwood Palace 20 (10)	Harahan, LA	3/02	20	4,357	90,391	AMC
Hammond Palace 10 (10)	Hammond, LA	3/02	10	1,531	39,850	AMC
Houma Palace 10 (10)	Houma, LA	3/02	10	1,871	44,450	AMC
Westbank Palace 16 (10)	Harvey, LA	3/02	16	3,176	71,607	AMC
Clearview Palace 12 (1)(10)	Metairie, LA	3/02	12	2,495	70,000	AMC
Olathe Studio 30 (10)	Olathe, KS	6/02	30	5,731	113,108	AMC
Forum 30 (10)	Sterling Heights, MI	6/02	30	5,041	107,712	AMC
Cherrydale 16 (10)	Greenville, SC	6/02	16	2,744	51,450	Consolidated
Livonia 20 (10)	Livonia, MI	8/02	20	3,808	75,106	AMC
Hoffman Town Centre 22 (1)(10)	Alexandria, VA	10/02	22	4,150	132,903	AMC
Colonel Glenn 18 (4)	Little Rock, AR	12/02	18	4,122	79,330	Rave
AmStar Cinema 16 (17)	Macon, GA	3/03	16	2,950	55,000	Southern

Subtotal Megaplex Theatres, carried over to next page			821	161,051	3,588,501

		Acquisition			Building
Property	Location	date	Screens	Seats	(gross sq. ft)	Tenant
Megaplex Theatre Properties:
Subtotal from previous page	n/a	n/a	821	161,051	3,588,501	n/a
Star Southfield 20 (9)	Southfield, MI	5/03	20	7,000	110,000	AMC
Southwind 12 (28)	Lawrence, KS	6/03	12	2,481	42,497	Wallace
Veterans 24 (11)	Tampa, FL	6/03	24	4,580	94,774	AMC
New Roc City 18 and IMAX (12)	New Rochelle, NY	10/03	18	3,400	103,000	Regal
Harbour View Grande 16 (9)	Suffolk, VA	11/03	16	3,036	61,500	Consolidated
Columbiana Grande 14 (14)	Columbia, SC	11/03	14	3,000	55,400	Consolidated
The Grande 18 (9)	Hialeah, FL	12/03	18	4,900	77,400	Cobb
Mississauga 16 (8)	Mississauga, ON	3/04	16	3,856	92,971	AMC
Oakville 24 (8)	Oakville, ON	3/04	24	4,772	89,290	AMC
Whitby 24 (8)	Whitby, ON	3/04	24	4,688	89,290	AMC
Kanata 24 (8)	Kanata, ON	3/04	24	4,764	89,290	AMC
Mesa Grand 24 (21)	Mesa, AZ	3/04	24	4,530	94,774	AMC
Deer Valley 30 (4)	Phoenix, AZ	3/04	30	5,877	113,768	AMC
Hamilton 24 (4)	Hamilton, NJ	3/04	24	4,268	95,466	AMC
Grand Prairie 18 (9)	Peoria, IL	7/04	18	4,063	82,330	Rave
Lafayette Grand 16 (1) (18)	Lafayette, LA	7/04	16	2,744	61,579	Southern
Northeast Mall 18 (20)	Hurst, TX	11/04	18	3,886	98,250	Rave
The Grand 18 (25)	D'Iberville, MS	12/04	18	2,984	59,533	Southern
Avenue 16 (9)	Melbourne, FL	12/04	16	3,600	75,850	Rave
Mayfaire Cinema 16 (15)	Wilmington, NC	2/05	16	3,050	57,338	Consolidated
East Ridge 18 (33)	Chattanooga, TN	3/05	18	4,133	82,330	Rave
Burbank 16 (13)	Burbank, CA	3/05	16	4,232	86,551	AMC
ShowPlace 12 (27)	Indianapolis, IN	6/05	12	2,200	45,700	Kerasotes
The Grand 14 (9)	Conroe, TX	6/05	14	2,400	45,000	Southern
The Grand 18 (29)	Hattiesburg, MS	9/05	18	2,675	57,367	Southern
Auburn Stadium 10 (6)	Auburn, CA	12/05	10	1,573	32,185	Regal
Arroyo Grande Stadium 10 (2) (19)	Arroyo Grande, CA	12/05	10	1,714	34,500	Regal
Modesto Stadium 10 (16)	Modesto, CA	12/05	10	1,885	38,873	Regal
Manchester Stadium 16 (26)	Fresno, CA	12/05	16	3,860	80,600	Regal
Firewheel 18 (9)	Garland, TX	3/06	18	3,156	72,252	AMC
Columbia 14 (1) (9)	Columbia, MD	3/06	14	2,512	77,731	AMC
White Oak Village Cinema 14 (9)	Garner, NC	4/06	14	2,626	50,538	Consolidated
Valley Bend 18 (9)	Huntsville, AL	8/06	18	4,150	90,200	Rave
The Grand 18 (1) (9)	Winston Salem, NC	7/06	18	3,496	75,605	Southern
Cityplace 14 (9)	Kalamazoo, MI	11/06	14	2,770	70,000	Rave
Bayou 15 (9)	Pensacola, FL	12/06	15	3,361	74,700	Rave
The Grand 16 (1) (38)	Slidell, LA	12/06	16	2,750	62,300	Southern
City Center 15: Cinema de Lux (24)	White Plains, NY	5/07	15	3,500	80,000	National Amusements
Pier Park Grand 16 (9)	Panama City Beach, FL	5/07	16	3,496	74,605	Southern
Kalispell Stadium 14 (9)	Kalispell, MT	8/07	14	2,000	44,650	Signature
Four Seasons Station Grand 18 (1)	Greensboro, NC	11/07	18	3,343	74,517	Southern

Subtotal Megaplex Theatres			1,525	304,362	6,583,005

		Acquisition			Building
Property	Location	date	Screens	Seats	(gross sq. ft)	Tenant
Retail, Restaurant and Other Properties:
On The Border (9)	Mesquite, TX	1/99	—	—	6,683	Brinker International
Texas Roadhouse (9)	Mesquite, TX	1/99	—	—	6,400	Texas Roadhouse
Westminster Promenade (9)	Westminster, CO	6/99	—	—	135,226	Multi-Tenant
Bennigan’s (9)	Houston, TX	5/00	—	—	6,575	S & A
Bennigan’s (9)	Mesquite, TX	5/00	—	—	6,575	S & A
Texas Land & Cattle (9)	Houston, TX	5/00	—	—	7,733	Tx.C.C., Inc.
Vacant (formerly Roadhouse Grill) (9)	Austell, GA	8/00	—	—	6,900	Vacant
Cherrydale Shops (10)	Greenville, SC	6/02	—	—	10,000	Multi-Tenant
Johnny Carino’s (9)	Mesquite, TX	3/03	—	—	6,200	Kona Rest. Group, Inc.
Star Southfield, Center(9)	Southfield, MI	5/03	—	—	48,478	Multi-Tenant
New Roc City (12)	New Rochelle, NY	10/03	—	—	343,809	Multi-Tenant
Harbour View Station(9)	Suffolk, SC	11/03	—	—	21,416	Multi-Tenant
Whitby Entertainment Centrum (8)	Whitby, ON	3/04	—	—	124,620	Multi-Tenant
Oakville Entertainment Centrum (8)	Oakville, ON	3/04	—	—	134,222	Multi-Tenant
Mississauga Entertainment Centrum (8)	Mississauga, ON	3/04	—	—	89,777	Multi-Tenant
Kanata Entertainment Centrum (8)	Kanata, ON	3/04	—	—	308,089	Multi-Tenant
V-Land (9)	Warrenville, IL	7/04	—	—	11,755	V-Land Warrenville
Stir Crazy (9)	Warrenville, IL	9/04	—	—	7,500	Stir Crazy Café
Burbank Village (13)	Burbank, CA	3/05	—	—	34,713	Multi-Tenant
Vacant (formerly Asahi) (9)	Houston, TX	8/05	—	—	9,000	Vacant
Sizzler	Arroyo Grande, CA	12/05	—	—	5,850	Arroyo Grande Sizzler
Mad River Mountain (39)(37)	Bellefontaine, OH	11/05	—	—	48,427	Mad River Mountain
Havens Wine Cellars (40)	Yountville, CA	12/06	—	—	11,960	Billington Imports
Duncan Peak Winery (42)	Hopland, CA	4/07	—	—	76,000	Rb Wine Associates
City Center at White Plains (24)	White Plains, NY	5/07	—	—	317,943	Multi-Tenant
Austell Promenade (9)	Austell, GA	6/07	—	—	18,340	East-West Promenade
EOS Estate Winery (43)	Pasa Robles, CA	8/07	—	—	120,000	Sapphire Wines
Cosentino Wineries (44)	Pope Valley, Lockeford and Clements, CA	8/07	—	—	71,540	Cosentino Winery, LLC, et al
Ethel Hedgeman Lyle Academy (41)	St. Louis, MO	10/07	—	—	103,000	Imagine, Inc.
East Mesa Charter Elementary (41)	Mesa, AZ	10/07	—	—	33,240	Imagine, Inc.
Rosefield Charter Elementary (41)	Surprise, AZ	10/07	—	—	43,958	Imagine, Inc.
Academy of Columbus (41)	Columbus, OH	10/07	—	—	38,556	Imagine, Inc.
South Lake Charter Elementary (41)	Clermont, FL	10/07	—	—	39,956	Imagine, Inc.
Renaissance Public School Academy (41)	Mt. Pleasant, MI	10/07	—	—	34,972	Imagine, Inc.
100 Academy of Excellence (41)	Las Vegas, NV	10/07	—	—	49,690	Imagine, Inc.
Imagine Charter Elementary at McDowell (41)	Phoenix, AZ	10/07	—	—	47,186	Imagine, Inc.
Groveport Community School (41)	Groveport, OH	10/07	—	—	50,100	Imagine, Inc.
Harvard Avenue Charter School (41)	Cleveland, OH	10/07	—	—	57,652	Imagine, Inc.
Hope Community Charter School (41)	Washington, DC	10/07	—	—	34,962	Imagine, Inc.
Marietta Charter School (41)	Marietta, GA	10/07	—	—	24,503	Imagine, Inc.

Subtotal Retail, Restaurant and Other Properties			—	—	2,553,506

Total			1,525	304,362	9,136,511

(1)	Third party ground leased property. Although we are the tenant under the ground leases and have assumed responsibility for performing the obligations thereunder, pursuant to the leases, the theatre tenants are responsible for performing our obligations under the ground leases.

(2)	In addition to the theatre property itself, we have acquired land parcels adjacent to the theatre property, which we have or intend to lease or sell to restaurant or other entertainment themed operators.

(3)	Property is included as security for a $105.0 million mortgage note payable.

(4)	Property is included as security for $79.0 million in mortgage notes payable.

(5)	Property is included in the Atlantic-EPR I joint venture.

(6)	Property is included as security for a $6.6 million mortgage notes payable.

(7)	Property is included as security for a $18.9 million mortgage note payable.

(8)	Property is included as security for a $96.5 million mortgage note payable.

(9)	Property is included in the borrowing base for a $235.0 million unsecured revolving credit facility.

(10)	Property is included as security for $155.5 milllion mortgage note payable.

(11)	Property is included in the Atlantic-EPR II joint venture.

(12)	Property is included as security for a $66.0 million mortgage note payable and $4.0 million credit facility.

(13)	Property is included as security for a $36.0 million mortgage note payable.

(14)	Property is included as security for an $8.3 million mortgage note payable.

(15)	Property is included as security for a $7.9 million mortgage note payable.

(16)	Property is included as security for a $4.9 million mortgage note payable.

(17)	Property is included as security for a $6.6 million mortgage note payable.

(18)	Property is included as security for a $9.3 million mortgage note payable.

(19)	Property is included as security for a $5.1 million mortgage note payable.

(20)	Property is included as security for a $15.0 million mortgage note payable.

(21)	Property is included as security for a $16.0 million mortgage note payable.

(22)	Property is included as security for a $22.0 million mortgage note payable.

(23)	Property is included as security for a $22.0 million mortgage note payable.

(24)	Property is included as security for a $115.0 million mortgage note payable and $5.0 million credit facility.

(25)	Property is included as security for a $11.6 million mortgage note payable.

(26)	Property is included as security for a $11.9 million mortgage note payable.

(27)	Property is included as security for a $5.1 million mortgage note payable.

(28)	Property is included as security for a $4.8 million mortgage note payable.

(29)	Property is included as security for a $10.4 million mortgage note payable.

(30)	Property is included as security for a $18.6 million mortgage note payable.

(31)	Property is included as security for a $16.1 million mortgage note payable.

(32)	Property is included as security for a $15.4 million mortgage note payable.

(33)	Property is included as security for a $12.7 million mortgage note payable.

(34)	Property is included as security for a $22.2 million mortgage note payable.

(35)	Property is included as security for a $26.2 million mortgage note payable.

(36)	Property is included as security for a $27.0 million mortgage note payable.

(37)	Property is included as security for a $120.0 million term loan payable.

(38)	Property is included as security for $10.6 million bond payable.

(39)	Property includes approximately 324 acres of land.

(40)	Property includes approximately 10 acres of land.

(41)	Property is included in the CS Fund I joint venture.

(42)	Property includes approximately 35 acres of land.

(43)	Property includes approximately 60 acres of land.

(44)	Property includes approximately 225 acres of land.

As of December 31, 2007, our portfolio of megaplex theatre properties consisted of 6.6 million square feet and was 100% occupied, and our portfolio of retail, restaurant and other properties consisted of 2.5 million square feet and was 98% occupied. The combined portfolio consisted of 9.1 million square feet and was 99% occupied. For the year ended December 31, 2007, approximately 80% of our rental revenue was derived from theatre tenants. The following table sets forth information regarding EPR’s megaplex theatre portfolio as of December 31, 2007 (dollars in thousands). This data does not include the two megaplex theatre properties held by our unconsolidated joint ventures.

	Megaplex Theatre Portfolio
	Total
	Number of	Rental Revenue for	% of
	Leases	the Year Ended	Rental
Year	Expiring	December 31, 2007	Revenue
2008	—	$—	—
2009	—	—	—
2010	4	11,059	7.4%
2011	4	9,226	6.2%
2012	3	6,418	4.3%
2013	4	13,841	9.3%
2014	—	—	—
2015	—	—	—
2016	2	3,283	2.2%
2017	3	4,756	3.2%
2018	5	11,792	7.9%
2019	7	19,297	12.9%
2020	7	7,909	5.3%
2021	3	6,128	4.1%
2022	9	15,511	10.4%
2023	2	2,294	1.5%
2024	9	15,104	10.1%
2025	7	12,491	8.3%
2026	5	7,955	5.3%
2027	3	2,396	1.6%

	77	$149,460	100.0%

Our properties are located in 26 states and in the Canadian province of Ontario. The following table sets forth certain state-by-state and Ontario, Canada information regarding our real estate portfolio as of December 31, 2007 (dollars in thousands). This data does not include the two theatre properties or twelve charter public school properties owned by our unconsolidated joint ventures.

		Rental Revenue for the
	Building (gross sq.	year ended December	% of Rental
Location	ft)	31, 2007	Revenue
California	1,128,179	25,538	13.7%
Ontario, Canada	1,017,549	25,649	13.8%
Texas	963,970	22,788	12.3%
New York	837,027	16,847	9.1%
Florida	556,689	12,385	6.7%
Louisiana	440,177	10,297	5.5%
Michigan	411,296	10,431	5.6%
North Carolina	386,923	6,899	3.7%
Virginia	323,215	7,559	4.0%
Illinois	311,427	8,119	4.4%
Colorado	242,226	4,955	2.7%
Kansas	230,829	4,837	2.6%
Arizona	208,542	3,914	2.1%
Ohio	146,688	2,789	1.5%
Idaho	140,300	1,892	1.0%
Mississippi	116,900	2,595	1.4%
South Carolina	116,850	2,121	1.1%
Nebraska	107,402	2,702	1.4%
New Jersey	95,466	2,185	1.2%
Alabama	90,200	1,956	1.1%
Tennessee	82,330	1,633	0.9%
Georgia	80,240	1,305	0.7%
Arkansas	79,330	1,793	0.9%
Maryland	77,731	1,254	0.7%
Missouri	60,418	2,219	1.2%
Indiana	45,700	663	0.4%
Montana	44,650	623	0.3%

	8,342,254	$185,948	100.0%

Office Location
Our executive office is located in Kansas City, Missouri and is leased from a third party landlord. The office occupies approximately 19,513 square feet with annual rentals of $317 thousand and includes an annual fixed rent escalation of $.28 per square foot. The lease expires in December, 2009.
Tenants and Leases
Our existing leases on rental property (on a consolidated basis — excluding unconsolidated joint venture properties) provide for aggregate annual rentals of approximately $189 million (not including periodic rent escalations or percentage rent). The megaplex theatre leases have an average remaining base term lease life of approximately 13 years and may be extended for predetermined extension terms at the option of the tenant. The theatre leases are typically triple-net leases that require the tenant to pay substantially all expenses associated with the operation of the properties, including taxes, other governmental charges, insurance, utilities, service, maintenance and any ground lease payments.
Property Acquisitions in 2007
The following table lists the significant rental properties we acquired or developed during 2007:

Development Cost/
Property	Location	Tenant	Purchase Price
City Center at White Plains	White Plains, NY	Multi-Tenant	$165.8 million (1)
Pier Park Grand 16	Panama City, FL	Southern Theatres	$17.6 million
Kalispell Stadium 14	Kalispell, MT	Southern Theatres	$9.8 million
Four Seasons Station 18	Greensboro, NC	Southern Theatres	$12.6 million
Duncan Peak Winery	Hopland, CA	Rb Wine Associates	$12.2 million
EOS Estate Winery	Paso Robles, CA	Sapphire Wines, LLC	$21.0 million
Cosentino Wineries	Pope Valley, Lockeford and Clements, CA	Cosentino Winery, LLC, et al	$20.5 million
Charter Public School Properties	Various	Imagine, Inc.	$39.5 million (2)

(1)	On May 8, 2007, we acquired 66.67% of the voting interests in White Plains Retail, LLC and White Plains Recreational, LLC. These entities own the 390,000 square foot entertainment retail center known as City Center at White Plains that had a total value of $165.8 million at close. The financial statements of these entities are consolidated in our financial statements. For additional description of this transaction, see Note 6 to the consolidated financial statements in this Annual Report on Form 10-K.

(2)	On October 30, 2007, we acquired a 50% ownership in JERIT CS Fund I (CS Fund I) in exchange for $39.5 million. CS Fund I currently owns 12 charter public school properties located in Nevada, Arizona, Ohio, Georgia, Missouri, Michigan, Florida and Washington D.C. and leases them under a long-term triple net master lease. The financial statements of CS Fund I are not consolidated in our financial statements.
Item 3. Legal Proceedings
Other than routine litigation and administrative proceedings arising in the ordinary course of business, we are not presently involved in any litigation nor, to our knowledge, is any litigation threatened against us or our properties, which is reasonably likely to have a material adverse effect on our liquidity or results of operations.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2007.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The following table sets forth, for the quarterly periods indicated, the high and low sales prices per share for our common shares on the New York Stock Exchange (“NYSE”) under the trading symbol “EPR” and the distributions declared.

	Share price		Declared
	High	Low	Distribution
2007:
Fourth quarter	$56.17	$46.15	$0.7600
Third quarter	55.74	42.30	0.7600
Second quarter	63.50	51.49	0.7600
First quarter	68.60	58.04	0.7600

2006:
Fourth quarter	$62.76	$49.70	$0.6875
Third quarter	49.98	42.28	0.6875
Second quarter	43.05	39.08	0.6875
First quarter	44.56	40.60	0.6875
The closing price for our common shares on the NYSE on February 25, 2008 was $48.14 per share.
We declared quarterly distributions to common shareholders aggregating $3.04 per common share in 2007 and $2.75 per common share in 2006.
While we intend to continue paying regular quarterly dividends, future dividend declarations will be at the discretion of the Board of Trustees and will depend on our actual cash flow, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code, debt covenants and other factors the Board of Trustees deems relevant. The actual cash flow available to pay dividends may be affected by a number of factors, including the revenues received from rental properties and mortgage notes, our operating expenses, debt service on our borrowings, the ability of tenants and customers to meet their obligations to us and any unanticipated capital expenditures. Our Series B preferred shares have a fixed dividend rate of 7.75%, our Series C preferred shares have a fixed dividend rate of 5.75% and our Series D preferred shares have a fixed dividend rate of 7.375%.
During the year ended December 31, 2007, the Company did not sell any unregistered securities.
On February 25, 2008, there were approximately 542 holders of record of our outstanding common shares.
Information relating to compensation plans under which equity securities of the Company are authorized for issuance is set forth under Part III, Item 12 of this Annual Report on Form 10-K and such information is incorporated herein by reference.

During the quarter ended December 31, 2007, the Company did not repurchase any of its equity securities.
Stock Performance Chart

Total Return Analysis	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007
Entertainment Properties Trust	$100.00	$157.77	$214.28	$207.62	$315.42	$268.68
MSCI US REIT Index	$100.00	$136.74	$179.80	$195.72	$254.83	$203.43
Russell 2000 Index	$100.00	$145.37	$170.08	$175.73	$205.61	$199.96

Source: CTA Integrated Communications www.ctaintegrated.com (303) 665-4200. Data from ReutersBRIDGE Data Networks
As a company with shares listed on the NYSE, we are required to comply with the corporate governance rules of the NYSE. Our CEO is required to certify to the NYSE that we are in compliance with the governance rules not later than 30 days after the date of each annual shareholder meeting. Our CEO complied with this requirement in 2007. We also filed with the SEC as exhibits to our annual report on Form 10-K for the year ended December 31, 2006 the certifications of our CEO and CFO required under Sections 302 and 906 of the Sarbanes-Oxley Act. With respect to this Annual Report on Form 10-K for the year ended December 31, 2007, we have filed as exhibits hereto the certification of our CEO and CFO required under Sections 302 and 906 of the Sarbanes-Oxley Act.

Item 6. Selected Financial Data

Operating statement data	Years Ended December 31,

(Dollars in thousands except per share data)	2007	2006	2005	2004	2003
Rental revenue	$185,949	167,283	144,950	124,093	89,696
Other income	2,402	3,274	3,517	557	1,195
Mortgage and other financing income	28,841	10,968	4,882	1,957	452
Property operating expense, net of tenant reimbursements	4,591	4,317	3,593	2,292	698
Other expense	4,205	3,486	2,985	—	—
General and administrative expense	12,970	12,515	7,249	6,093	4,785
Costs associated with loan refinancing	—	673	—	1,134	—
Interest expense, net	60,505	48,866	43,749	40,011	31,022
Depreciation and amortization	37,422	31,021	27,473	23,241	16,235

Income before gain on sale of land, equity in income from joint ventures, minority interests and discontinued operations	97,499	80,647	68,300	53,836	38,603

Gain on sale of land	129	345	—	—	—
Equity in income from joint ventures	1,583	759	728	654	401
Minority interests	1,436	—	(34)	(953)	(1,555)

Income from continuing operations	$100,647	81,751	68,994	53,537	37,449

Discontinued operations:
Income from discontinued operations	777	538	66	176	145
Gain on sale of real estate	3,240	—	—	—	—

Net income	104,664	82,289	69,060	53,713	37,594

Preferred dividend requirements	(21,312)	(11,857)	(11,353)	(5,463)	(5,463)
Series A preferred share redemption costs	(2,101)	—	—	—	—

Net income available to common shareholders	$81,251	70,432	57,707	48,250	32,131

Per share data:
Basic earnings per share data:
Income from continuing operations available to common shareholders	$2.89	2.67	2.31	2.11	1.80
Income from discontinued operations	0.15	0.02	—	0.01	0.01

Net income available to common shareholders	$3.04	2.69	2.31	2.12	1.81

Diluted earnings per share data:
Income from continuing operations available to common shareholders	$2.84	2.63	2.26	2.06	1.76
Income from discontinued operations	0.15	0.02	—	0.01	0.01

Net income available to common shareholders	$2.99	2.65	2.26	2.07	1.77

Shares used for computation (in thousands):
Basic	26,690	26,147	25,019	22,721	17,780
Diluted	27,171	26,627	25,504	23,664	19,051

Cash dividends declared per common share	$3.04	2.75	2.50	2.25	2.00

Balance sheet data	Years Ended December 31,

(Dollars in thousands)	2007	2006	2005	2004	2003
Net real estate investments	$1,673,313	1,415,175	1,303,758	1,144,553	900,096
Mortgage notes and related accrued interest receivable	325,442	76,093	44,067	—	—
Total assets	2,171,633	1,571,279	1,414,165	1,213,448	965,918
Common dividends payable	21,344	18,204	15,770	14,097	9,829
Preferred dividends payable	5,611	3,110	2,916	1,366	1,366
Long-term debt	1,081,264	675,305	714,591	592,892	506,555
Total liabilities	1,145,599	714,123	742,509	620,059	521,509
Minority interests	18,141	4,474	5,235	6,049	21,630
Shareholders’ equity	1,007,893	852,682	666,421	587,340	422,779

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Annual Report on Form 10-K. The forward-looking statements included in this discussion and elsewhere in this Annual Report on Form 10-K involve risks and uncertainties, including anticipated financial performance, business prospects, industry trends, shareholder returns, performance of leases by tenants, performance on loans to customers and other matters, which reflect management’s best judgment based on factors currently known. See “Forward Looking Statements.” Actual results and experience could differ materially from the anticipated results and other expectations expressed in our forward-looking statements as a result of a number of factors, including but not limited to those discussed in this Item and in Item 1A, “Risk Factors.”
Overview
Our principal business objective is to be the nation’s leading destination entertainment, entertainment-related, recreation and specialty real estate company by continuing to develop, acquire or finance high-quality properties. As of December 31, 2007, our total assets exceeded $2.1 billion, and included investments in 79 megaplex theatre properties (including four joint venture properties) and various restaurant, retail, entertainment, destination recreational and specialty properties located in 26 states and Ontario, Canada. As of December 31, 2007, we had invested approximately $23.0 million in development land and construction in progress for real-estate development and approximately $325.4 million (including accrued interest) in mortgage financing for entertainment and recreational properties. Also, as of December 31, 2007, we had invested approximately $39.5 million in a 50% ownership interest of a joint venture which owns 12 public charter schools.
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
We incur general and administrative expenses including compensation expense for our executive officers and other employees, professional fees and various expenses incurred in the process of identifying, evaluating, acquiring and financing additional properties and mortgage notes. We are self-administered and managed by our Trustees and executive officers. Our primary non-cash expense is the depreciation of our properties. We depreciate buildings and improvements on our properties over a three-year to 40-year period for tax purposes and financial reporting purposes.
Our property acquisitions and financing commitments are financed by cash from operations, borrowings under our unsecured revolving credit facility and our term loan, long-term mortgage debt and the sale of equity securities. It has been our strategy to structure leases and financings to ensure a positive spread between our cost of capital and the rentals paid by our tenants. We have primarily acquired or developed new properties that are pre-leased to a single tenant or multi-tenant properties that have a high occupancy rate. We do not typically develop or acquire properties on a speculative basis or that are not significantly pre-leased. As of December 31, 2007, we have also entered into four joint ventures formed to own and lease single properties and one joint venture formed to own and lease multiple properties, and have provided mortgage note financing as described above. We intend to continue entering into some or all of these types of arrangements in the foreseeable future.
Our primary challenges have been locating suitable properties, negotiating favorable lease or financing terms, and managing our portfolio as we have continued to grow. Because of the knowledge and industry relationships of our management, we have enjoyed favorable opportunities to acquire, finance and lease properties. We believe those opportunities will continue during 2008.
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
We apply the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We assess the carrying value of our rental properties whenever events or changes in circumstances indicate that the carrying amount of a property may not be recoverable. Certain factors that may occur and indicate that impairments may exist include, but are not limited to: underperformance relative to projected future operating results, tenant difficulties and significant adverse industry or market economic trends. No such indicators existed during 2007. If an indicator of possible impairment exists, a property is evaluated for impairment by comparing the carrying amount of the property to the estimated undiscounted future cash flows expected to be generated by the property. If the carrying amount of a property exceeds its estimated future cash flows on an undiscounted basis, an impairment charge is recognized in the amount by which the carrying amount of the property exceeds the fair value of the property. Management estimates fair value of our rental properties based on projected discounted cash flows using a discount rate determined by management to be commensurate with the risk inherent in the Company. Management did not record any impairment charges for 2007.
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
Allowance for Doubtful Accounts
Management makes quarterly estimates of the collectibility of its accounts receivable related to base rents, tenant escalations (straight-line rents), reimbursements and other revenue or income. Management specifically analyzes trends in accounts receivable, historical bad debts, customer credit worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of its allowance for doubtful accounts. In addition, when customers are in bankruptcy, management makes estimates of the expected recovery of pre-petition administrative and damage claims. These estimates have a direct impact on our net income.

Mortgage Notes and Other Notes Receivable
Mortgage notes and other notes receivable, including related accrued interest receivable, consist of loans that we originated and the related accrued and unpaid interest income as of the balance sheet date. Mortgage notes and other notes receivable are initially recorded at the amount advanced to the borrower and we defer certain loan origination and commitment fees, net of certain origination costs, and amortize them over the term of the related loan. We evaluate the collectibility of both interest and principal for each loan to determine whether it is impaired. A loan is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a loan is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the loan’s effective interest rate or to the value of the underlying collateral if the loan is collateralized. Interest income on performing loans is accrued as earned. Interest income on impaired loans is recognized on a cash basis.
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
On October 26, 2007, we obtained a term loan of $120 million. This loan is secured by a borrowing base that currently contains primarily non-theatre assets and is recourse to us. This loan bears interest at LIBOR plus 175 basis points and has a four year term expiring in 2011 with a one year extension available at our option. Interest is payable monthly and principal payments of $300 thousand are required quarterly with a final principal payment at maturity of $115.2 million. On November 26, 2007, we entered into two interest rate swap agreements to fix the interest rate at 5.81% on $114.0 million of the outstanding term loan through October 26, 2012.
On October 31, 2007, we obtained a bond payable of $10.6 million. This bond is secured by a theatre property located in Slidell, Louisiana. The bond bears interest at a variable rate which is reset on a weekly basis and was 3.43% at December 31, 2007. It matures on October 1, 2037 and requires monthly interest only payments with the entire principal due at maturity.
On January 11, 2008, we obtained a non-recourse mortgage loan of $17.5 million. This mortgage is secured by a theatre property located in Garland, Texas. The mortgage loan bears interest at 6.19%, matures on February 1, 2018, and requires monthly principal and interest payments of $127 thousand with a final principal payment at maturity of $11.6 million.
The net proceeds from all of the above loans were used to pay down our unsecured revolving credit facility or were invested in interest bearing money market accounts consistent with the Company’s qualification as a REIT under the Internal Revenue Code.
Credit Facility
On April 18, 2007 we amended our $235.0 million unsecured revolving credit facility. The amendment allows additional assets, subject to certain limitations, to be included in our borrowing base, and provides a more favorable valuation of our megaplex theatres and entertainment related retail assets in the calculation of the borrowing base and the leverage ratio. Additionally, the amendment relaxes the covenants that limit our investment in certain types of assets, raises our capacity to issue letters of credit and provides us with the flexibility to incur other unsecured recourse indebtedness, subject to certain limitations, beyond the unsecured revolving credit facility. The size, term and pricing of the unsecured revolving credit facility were not impacted by the amendment.
Issuance of Series D Preferred Shares
On May 25, 2007, we issued 4.6 million 7.375% Series D preferred shares in a registered public offering for net proceeds of approximately $111.1 million, after expenses. We pay cumulative dividends on the Series D preferred shares from the date of original issuance in the amount of $1.844 per share each year, which is equivalent to 7.375% of the $25 liquidation preference per share. Dividends on the Series D preferred shares are payable quarterly in arrears, and were first payable on July 16, 2007 with a pro-rated quarterly payment of $0.1844 per share. We may not redeem the Series D preferred shares before May 25, 2012, except in limited circumstances to preserve our REIT status. On or after May 25, 2012, we may, at our option, redeem the Series D preferred shares in whole at any time or in part from time to time, by paying $25 per share, plus any accrued and unpaid dividends up to and including the date of redemption. The Series D preferred shares generally have no stated maturity, will not be subject to any sinking fund or mandatory redemption, and are not convertible into any of our other securities. Owners of the Series D preferred shares generally have no voting rights, except under certain dividend defaults. The net proceeds from this offering were used to redeem our 9.50% Series A preferred shares and to pay down our unsecured revolving credit facility.
Redemption of Series A Preferred Shares
On May 29, 2007, we completed the redemption of all 2.3 million of our outstanding 9.50% Series A preferred shares. The shares were redeemed at a redemption price of $25.39 per share. This price is the sum of the $25.00 per share liquidation preference and a quarterly dividend per share of $0.59375 prorated through the redemption date. In conjunction with the redemption, we recognized both a non-cash charge representing the original issuance costs that were paid in 2002 and also other redemption related expenses. The aggregate reduction to net income available to common shareholders was approximately $2.1 million ($0.08 per fully diluted common share) for the year ended December 31, 2007.
Issuance of Common Shares
On October 15, 2007, we completed a public offering of 1,400,000 common shares at $54.00 per share. Total net proceeds after expenses were approximately $73.9 million and were used to pay down our unsecured revolving credit facility.
Investments
On March 13, 2007, we entered into a secured first mortgage loan agreement for $93.0 million with a maturity date of March 12, 2008, which was subsequently amended to $175.0 million with a maturity date of September 30, 2012, with SVV I, LLC for the development of a water-park anchored entertainment village. The secured property is approximately 368 acres of development land located in Kansas City, Kansas. The carrying value of this mortgage note receivable at December 31, 2007 was $95.7 million, including related accrued interest receivable of $671 thousand. This loan is guaranteed by the Schlitterbahn New Braunfels Group (Bad-Schloss, Inc., Waterpark Management, Inc., Golden Seal Investments, Inc., Liberty Partnership, Ltd., Henry Condo I, Ltd., and Henry-Walnut, Ltd.). Monthly interest payments are made to us and the unpaid principal balance bears interest at LIBOR plus 3.5%.
On April 4, 2007, we entered into two secured first mortgage loan agreements totaling $73.5 million with Peak. We advanced $56.6 million during the year ended December 31, 2007 under these agreements. The loans are secured by two ski resorts located in Vermont and New Hampshire. Mount Snow is approximately 2,378 acres and is located in both West Dover and Wilmington, Vermont. Mount Attitash is approximately 1,250 acres and is located in Bartlett, New Hampshire. The carrying value of these mortgage notes at December 31, 2007 was $56.6 million with no related accrued interest receivable. The loans have a maturity date of April 3, 2027 and the unpaid principal balance initially bears interest at 10%. These notes currently require Peak to fund debt service reserves that must maintain a minimum balance of four months of debt service payments. Monthly interest payments are transferred to the Company from these debt service reserves. Annually, this interest rate increases based on a formula dependent in part on increases in the CPI.

Additionally, on April 4, 2007, we entered into a third secured first mortgage loan agreement for $25.0 million with Peak for further development of Mount Snow. The loan is secured by approximately 696 acres of development land. We advanced the full amount of the loan during April of 2007. The carrying value of this mortgage note receivable at December 31, 2007 was $26.9 million, including related accrued interest receivable of $1.9 million. The loan has a maturity date of April 2, 2010 at which time the unpaid principal balance and all accrued interest is due. The unpaid principal balance bears interest at 10%.
On April 30, 2007, we purchased a 35 acre vineyard and winery facility in Hopland, California, and simultaneously leased this property to Rb Wine Associates, LLC. The acquisition price for the property was approximately $5.9 million and it is leased under a long-term triple-net lease. Subsequent to the initial acquisition, we have invested an additional $6.3 million in this project through December 31, 2007.
On May 8, 2007, we acquired 66.67% of the voting interests in White Plains Retail, LLC and White Plains Recreational, LLC, the entities which own the 390,000 square foot entertainment retail center known as City Center at White Plains, located in White Plains, New York. The project had existing debt of $119.7 million, and we invested cash of $31.3 million to complete the transaction. For additional description of this transaction and its FIN 46R implications, see Note 6 to the consolidated financial statements in this Form 10-K.
On August 1, 2007, we purchased a 60 acre vineyard and winery facility in Paso Robles, California, and simultaneously leased this property to Sapphire Wines, LLC. The acquisition price for the property was approximately $21.0 million and it is leased under a long-term triple-net lease. Additionally, on August 1, 2007, we entered into a loan agreement for $5.0 million with Sapphire Wines, LLC. The loan has a maturity date of April 1, 2008 at which time the unpaid principal balance is due. The unpaid principal balance bears interest at 9% and is payable monthly.
On August 14, 2007, we purchased three vineyards and winery facilities. The total purchase price consisted of approximately 225 acres of land and 72 thousand square feet of winery facilities located in Pope Valley, Lockeford, and Clements, California. The properties were simultaneously leased to CE2V Winery, LLC, Lockeford Winery, LLC, Crystal Valley Cellars, LLC and Cosentino Winery LLC. The acquisition price for the property was approximately $20.5 million and it is leased under a long-term triple-net lease.
On October 30, 2007, we entered into a secured first mortgage loan agreement for $31.0 million with Peak. The loan is secured by seven ski resorts located in Missouri, Indiana, Ohio and Pennsylvania with a total of approximately 1,431 acres. The loan has a maturity date of October 30, 2027 and initially bears interest at 9.25%. These notes currently require Peak to fund debt service reserves that must maintain a minimum balance of four months of debt service payments. Monthly interest payments are transferred to the Company from these debt service reserves. Annually, this interest rate increases based on a formula dependent in part on increases in the CPI.
On October 30, 2007, we acquired a 50% ownership interest in JERIT CS Fund I (CS Fund I), a Delaware limited liability company, in exchange for $39.5 million. CS Fund I currently owns 12 charter public school properties located in Nevada, Arizona, Ohio, Georgia, Missouri, Michigan, Florida and Washington D.C. and leases them under a long-term triple net master lease. Imagine Schools, Inc. operates the charter public schools and guarantees the lease payments. Imagine

Schools, Inc. is also required to maintain irrevocable letters of credit totaling approximately $12.1 million until June 30, 2010 and thereafter until certain criteria are met as additional security for rental payments to CS Fund I. Our partner in CS Fund I is JERIT CS Fund I Member, and it will serve as the managing member. JERIT CS Fund I Member is a wholly-owned subsidiary of JER Investors Trust Inc., a publicly traded real estate investment trust. Cash distributions will be made to the partners of CS Fund I based on their respective ownership interests. At December 31, 2007, CS Fund I had no significant liabilities.
On December 28, 2007, we entered into a secured first mortgage loan agreement for $27.0 million with Prairie Creek Properties, LLC for the development of an approximately 9,000 seat amphitheatre in Hoffman Estates, Illinois. We advanced $3.5 million during December of 2007 under this agreement. The secured property is approximately 10 acres of development land located in Hoffman Estates, Illinois. The carrying value of this mortgage note receivable at December 31, 2007, was $3.5 million, including related accrued interest receivable of $3 thousand. This loan is guaranteed by the individuals who own equity interests in Prairie Creek Properties, LLC and has a maturity date that will be 20 years subsequent to the completion of the project. We anticipate the maturity date will be approximately June 1, 2029. The unpaid principal balance bears interest at LIBOR plus 3.5%. Prairie Creek Properties, LLC is a VIE but it was determined we are not the primary beneficiary of this VIE. Our maximum exposure to loss associated with Prairie Creek Properties, LLC is limited to our outstanding mortgage note and related accrued interest receivable.
During the year ended December 31, 2007, we invested an additional $19.7 million Canadian ($19.6 million U.S.) in the mortgage note receivable from Metropolis Limited Partnership (the Partnership) related to the construction of Toronto Life Square, a 13 level entertainment retail center in downtown Toronto. Consistent with the previous advances on this project, each advance has a five year stated term and bears interest at 15%. A bank has agreed to increase its commitment to provide the Partnership first mortgage construction financing from $106 million up to $122 million Canadian, and it is anticipated that the project will be completed in 2008 at a total cost of approximately $315 million Canadian.
Additionally, during the year ended December 31, 2007, we posted additional irrevocable stand-by letters of credit related to the Toronto Life Square project. As of December 31, 2007, the letters of credit related to this project totaled $13.2 million, of which at least $5 million is expected to be drawn upon and added to our mortgage note receivable by May 31, 2008. The remaining letters of credit are expected to be cancelled or drawn upon during 2008 in conjunction with the completion and permanent financing of the Toronto Life Square project. Interest accrues on these outstanding letters of credit at a rate of 12% (15% if drawn upon). We also received an origination fee of $250 thousand Canadian ($237 thousand U.S.) in connection with this financing activity, and the fee is being amortized over the remaining term of the loan.
During the year ended December 31, 2007, we completed development of three megaplex theatre properties. The Stadium 14 Cinema in Kalispell, Montana is operated by Signature Theatres and was completed for a total development cost (including land and building) of approximately $9.8 million. The Grand 16 Theatre at Pier Park located in Panama City, Florida is operated by Southern Theatres and was completed for a total development cost (including land and building) of approximately $17.6 million. The Four Seasons Station 18 located in Greensboro, North Carolina is operated by Southern Theatres and was completed for a total development cost of approximately $12.6 million. These theatres are leased under long-term triple-net leases.

Sale of Property
On June 7, 2007, we sold a parcel of land, including two leased properties, adjacent to our megaplex theatre in Pompano, Florida and the related development rights to a developer group for $7.7 million. Accordingly, we recognized a gain on sale of real estate of $3.2 million and recognized development fees of $0.7 million during the year ended December 31, 2007. For further detail on this disposition, see Note 18 to the consolidated financial statements in this Annual Report on Form 10-K.
Derivative Instruments
As further discussed in Note 10 to the consolidated financial statements in this Annual Report on Form 10-K, on June 1, 2007, we entered into a cross currency swap and a new forward contract. The cross currency swap has a notional amount of $76.0 million Canadian dollars (CAD) and $71.5 million U.S. The net effect of this swap is to lock in an exchange rate of $1.05 CAD per U.S. dollar on approximately $13 million of annual CAD denominated cash flows. The new forward contract has a notional amount of $100 million CAD and a February 2014 settlement date. The exchange rate of this forward contract is approximately $1.04 CAD per U.S. dollar.
Additionally, on November 26, 2007, we entered into two interest rate swap agreements to fix the interest rate on $114.0 million of the outstanding term loan. These agreements each have a notional amount of $57.0 million, a termination date of October 26, 2012 and a fixed rate of 5.81%.
Results of Operations
Year ended December 31, 2007 compared to year ended December 31, 2006
Rental revenue was $185.9 million for the year ended December 31, 2007 compared to $167.3 million for the year ended December 31, 2006. The $18.6 million increase resulted primarily from the acquisitions and developments completed in 2006 and 2007 and base rent increases on existing properties, partially offset by the recognition of a lease termination fee of $4.0 million from our theatre in Hialeah, Florida during the year ended December 31, 2006. Percentage rents of $2.1 million and $1.6 million were recognized during the year ended December 31, 2007 and 2006, respectively. Straight-line rents of $4.5 million and $3.9 million were recognized during the year ended December 31, 2007 and 2006, respectively.
Tenant reimbursements totaled $18.5 million for the year ended December 31, 2007 compared to $14.5 million for the year ended December 31, 2006. These tenant reimbursements arise from the operations of our retail centers. Of the $4.0 million increase, $3.1 million is due to our May 8, 2007 acquisition of a 66.67% interest in the joint ventures that own an entertainment retail center in White Plains, New York. The remaining increase is due to increases in tenant reimbursements, primarily driven by the expansion and leasing of the gross leasable area at our retail centers in Ontario, Canada.
Other income was $2.4 million for the year ended December 31, 2007 compared to $3.3 million for the year ended December 31, 2006. The decrease of $0.9 million is primarily due to a decrease in revenues from a restaurant in Southfield, Michigan opened in September 2005 and previously operated through a wholly-owned taxable REIT subsidiary. The restaurant in Southfield, Michigan was closed during the third quarter of 2006 and the space was leased to an unrelated restaurant tenant.

Mortgage and other financing income for the year ended December 31, 2007 was $28.8 million compared to $11.0 million for the year ended December 31, 2006. The $17.8 million increase relates to the increased real estate lending activities during 2007 compared to 2006.
Our property operating expense totaled $23.1 million for the year ended December 31, 2007 compared to $18.8 million for the year ended December 31, 2006. These property operating expenses arise from the operations of our retail centers. The increase of $4.3 million is primarily due to $3.2 million in property operating expense related to our May 8, 2007 acquisition of a 66.67% interest in the joint ventures that own an entertainment retail center in White Plains, New York. Additionally, bad debt expense increased by $0.4 million during 2007 and the property operating expenses at our Ontario, Canada retail centers increased by $0.6 million during 2007 primarily due to increases in property taxes.
Other expense totaled $4.2 million for the year ended December 31, 2007 compared to $3.5 million for the year ended December 31, 2006. The $0.7 million increase is due primarily to $1.7 million in expense recognized upon settlement of foreign currency forward contracts during the year ended December 31, 2007. Partially offsetting this increase is a decrease in expenses from a restaurant in Southfield, Michigan opened in September 2005 and previously operated through a wholly-owned taxable REIT subsidiary. The restaurant in Southfield, Michigan was closed during the third quarter of 2006 and the space was leased to an unrelated restaurant tenant.
Our general and administrative expense totaled $13.0 million for the year ended December 31, 2007 compared to $12.5 million for the year ended December 31, 2006. The increase of $0.5 million is due to increases in costs that primarily resulted from payroll and related expenses attributable to increases in base and incentive compensation, additional employees and amortization resulting from grants of nonvested shares to management, as well as increases in franchise taxes and professional fees. Partially offsetting this increase is $1.7 million in expense during the year ended December 31, 2006 related to nonvested share awards from prior years. Additionally, during the year ended December 31, 2006, we recognized expense of $1.4 million related to the retirement of one of our executives.
Costs associated with loan refinancing for the year ended December 31, 2006 were $0.7 million. These costs related to the amendment and restatement of our revolving credit facility and consisted of the write-off of $0.7 million of certain unamortized financing costs. No such costs were incurred during the year ended December 31, 2007.
Our net interest expense increased by $11.6 million to $60.5 million for the year ended December 31, 2007 from $48.9 million for the year ended December 31, 2006. Approximately $4.4 million of the increase resulted from the acquisition of a 66.67% interest in the joint ventures that own an entertainment retail center in White Plains, New York that had outstanding mortgage debt of $119.7 million as of the May 8, 2007 acquisition date. The remainder of the increase resulted from increases in long-term debt used to finance our real estate acquisitions and fund our new mortgage notes receivable.
Depreciation and amortization expense totaled $37.4 million for the year ended December 31, 2007 compared to $31.0 million for the year ended December 31, 2006. The $6.4 million increase resulted primarily from real estate acquisitions completed in 2006 and 2007.
Equity in income from joint ventures totaled $1.6 million for the year ended December 31, 2007 compared to $0.8 million for the year ended December 31, 2006. The $0.8 million increase resulted from the Company’s investment in a 50% ownership interest of CS Fund I on October 30, 2007.
Minority interest totaled $1.4 million for the year ended December 31, 2007 and resulted from the consolidation of a VIE in which our only variable interest is debt and the VIE has sufficient equity to cover its cumulative net losses incurred subsequent to our loan transaction. There was no such minority interest for the year ended December 31, 2006.
Income from discontinued operations totaled $0.8 million for the year ended December 31, 2007 compared to $0.5 million for the year ended December 31, 2006. The $0.3 million increase is due to the recognition of $0.7 million in development fees in 2007 related to a parcel adjacent to our megaplex theatre in Pompano, Florida. The development rights, along with two income-producing tenancies, were sold to a developer group in June of 2007. This increase was partially offset by a $0.4 million gain for the year ended December 31, 2006 resulting from an insurance claim. As a result of the hurricane events of October 2005, one non triple-net retail property in Pompano Beach, Florida suffered significant damage to its roof. The insurance company reimbursed us for the replacement of the roof less our deductible in January 2006.
The gain on sale of real estate from discontinued operations of $3.2 million for the year ended December 31, 2007 was due to the sale of a parcel that included two leased properties adjacent to our megaplex theatre in Pompano, Florida. There was no gain on sale of real estate from discontinued operations recognized for the year ended December 31, 2006.
Preferred dividend requirements for the year ended December 31, 2007 were $21.3 million compared to $11.9 million for the same period in 2006. The $9.4 million increase is due to the issuance of 5.4 million Series C preferred shares in December of 2006 and 4.6 million Series D preferred shares in May of 2007, partially offset by the redemption of 2.3 million Series A preferred shares in May of 2007.
The Series A preferred share redemption costs of $2.1 million for the year ended December 31, 2007 was due to the redemption of the Series A preferred shares on May 29, 2007 and primarily consists of a noncash charge for the excess of the redemption value over the carrying value of these shares. There was no such expense incurred during the year ended December 31, 2006.
Year ended December 31, 2006 compared to year ended December 31, 2005
Rental revenue was $167.3 million for the year ended December 31, 2006, compared to $145.0 million for the year ended December 31, 2005. The $22.3 million increase resulted primarily from the property acquisitions and developments completed in 2005 and 2006, base rent increases on existing properties and the recognition of a lease termination fee of $4.0 million related to the termination of our lease with the previous tenant of our theatre in Hialeah, Florida. This property has been leased to a new tenant. No termination fees were recognized during the year ended December 31, 2005. Percentage rents of $1.6 million and $1.8 million were recognized during 2006 and 2005, respectively. Straight-line rents of $3.9 and $2.2 million were recognized during 2006 and 2005, respectively. As of December 31, 2006 and 2005, the receivable for straight-line rents was $16.4 million and $4.7 million, respectively. As further described in Note 19 to the consolidated financial statements in this Annual Report on Form 10-K, the Company adopted Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”) effective January 1, 2006. The adjustments made in conjunction with our implementation of SAB 108 resulted in an increase of approximately $1.4 million in straight-line rental revenues for the year ended December 31, 2006 and an increase in the net receivable for straight-line rents of $9.0 million at December 31, 2006.
Tenant reimbursements totaled $14.5 million for the year ended December 31, 2006 compared to $12.5 million for the year ended December 31, 2005. These tenant reimbursements arise from the operations of our retail centers. The $2.0 million increase is due to a $0.7 million increase at our retail center in Burbank, California which was acquired on March 31, 2005, and the remainder of the increase is due to increases in tenant reimbursement rates primarily at our retail centers in Ontario, Canada, which resulted in an increase in tenant reimbursements of $1.1 million.
Other income was $3.3 million for the year ended December 31, 2006 compared to $3.5 million for the year ended December 31, 2005. The decrease of $0.2 million is due to the following:
•	An increase of $0.5 million in revenues from a restaurant in Southfield, Michigan opened in September 2005 and previously operated through a wholly-owned taxable REIT subsidiary. The restaurant in Southfield, Michigan was closed during the third quarter of 2006 and the space was leased to an unrelated restaurant tenant.

•	A decrease of $0.1 million in revenues from our family bowling center in Westminster, Colorado which is operated through a wholly-owned taxable REIT subsidiary.

•	Development fees of $0.6 million were received in the year ended December 31, 2005 and no development fees were received in the year ended December 31, 2006.
Mortgage and other financing income for the year ended December 31, 2006 was $11.0 million compared to $4.9 million for the year ended December 31, 2005. The $6.1 million increase relates to the increased real estate lending activities during 2006 compared to 2005.
Our property operating expense totaled $18.8 million for the year ended December 31, 2006 compared to $16.1 million for the year ended December 31, 2005. These property operating expenses arise from the operations of our retail centers. The $2.7 million increase is due to increases in property taxes, bad debt expense and other property operating expenses at certain of these properties. The property operating expenses at our Burbank, California retail center, which was acquired on March 31, 2005, increased by $1.1 million of which $0.3 million was incurred in the second quarter of 2006 in conjunction with the early termination of a property management agreement covering this center. The property operating expenses at our Ontario, Canada retail centers increased by $1.4 million primarily due to increases in property taxes. Additionally, bad debt expense increased by $0.4 million during 2006.
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
Our general and administrative expense totaled $12.5 million for the year ended December 31, 2006 compared to $7.3 million for the year ended December 31, 2005. This increase primarily resulted from share-based compensation expense, which we account for in accordance with SFAS 123R, Share Based Payment. In 2006, we changed how we account for nonvested stock bonus awards issued pursuant to our Annual Incentive Plan. During the year ended December 31, 2006, we expensed $1.7 million of nonvested stock awards that related to bonus awards from prior years. This adjustment was made because the employees who received the awards could have elected to receive cash instead of nonvested shares at the time in which they elected to receive their bonuses in nonvested shares. Additionally, during the year ended December 31, 2006, we recognized an expense of $1.4 million related to the retirement of one of our executives. This amount represented the fair value of the executive’s nonvested share options and nonvested shares at his retirement date of June 30, 2006. The remainder of the increase is due primarily to payroll and related expenses attributable to increases in base and incentive compensation, additional employees, certain employee benefits and grants of nonvested shares to management, as well as increases in franchise taxes and professional fees.
Costs associated with loan refinancing for the year ended December 31, 2006 were $0.7 million. These costs related to the amendment and restatement of our revolving credit facility and consisted of the write-off of $0.7 million of certain unamortized financing costs. No such costs were incurred during the year ended December 31, 2005.
Our net interest expense increased by $5.2 million to $48.9 million for the year ended December 31, 2006 from $43.7 million for the year ended December 31, 2005. The increase in net interest expense primarily resulted from increases in long-term debt used to finance real estate acquisitions and increases in the interest rates associated with our borrowings under the unsecured revolving credit facility.
Depreciation and amortization expense totaled $31.0 million for the year ended December 31, 2006 compared to $27.5 million for the year ended December 31, 2005. The $3.5 million increase resulted primarily from the property acquisitions completed in 2005 and 2006.
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
Liquidity and Capital Resources
Cash and cash equivalents were $15.2 million at December 31, 2007. In addition, we had restricted cash of $12.8 million at December 31, 2007. Of the restricted cash at December 31, 2007, $4.3 million relates to cash held for our borrower’s debt service reserve for mortgage notes receivable and the balance represents deposits required in connection with debt service, payment of real estate taxes and capital improvements.
Mortgage Debt and Credit Facilities
As of December 31, 2007, we had total debt outstanding of $1.08 billion. As of December 31, 2007, $1.06 billion of debt outstanding was fixed rate mortgage debt secured by a substantial portion of our rental properties and mortgage notes receivable, with a weighted average interest rate of approximately 6.0%. This $1.06 billion of fixed rate mortgage debt includes $114.0 million of LIBOR based debt that has been converted to fixed rate with two interest rate swaps as further described below. All of our debt is described in Note 8 to the consolidated financial statements in this Annual Report on Form 10-K.
At December 31, 2007, we had no debt outstanding under our $235.0 million unsecured revolving credit facility, with interest at a floating rate. The unsecured revolving credit facility matures in January of 2009 and was recently amended (described in Note 9 to the consolidated financial statements in this Annual Report on Form 10-K). The amount that we are able to borrow on our unsecured revolving credit facility is a function of the values and advance rates, as defined by the credit agreement, assigned to the assets included in the borrowing base less outstanding letters of credit and less other liabilities, excluding our term loan discussed below, that are recourse obligations of the Company. As of December 31, 2007, our total availability under the unsecured revolving credit facility was $104.4 million.
On October 26, 2007, we obtained a term loan of $120 million. This loan is secured by primarily non-theatre assets and is recourse to us. This loan bears interest at LIBOR plus 175 basis points (6.63% at December 31, 2007) and has a four year term expiring in 2011 with a one year extension available at our option. On November 26, 2007, we entered into two interest rate swap agreements to fix the interest rate at 5.81% on $114.0 million of the outstanding term loan through October 26, 2012.
Our principal investing activities are acquiring, developing and financing entertainment, entertainment-related, recreational and specialty properties. These investing activities have generally been financed with mortgage debt and the proceeds from equity offerings. Our unsecured revolving credit facility and our term loan are also used to finance the acquisition or development of properties, and to provide mortgage financing. Continued growth of our rental property and mortgage financing portfolios will depend in part on our continued ability to access funds through additional borrowings and securities offerings.
Capital Structure and Coverage Ratios
We believe that our shareholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest, fixed charge and debt service coverage ratios. We expect to maintain our leverage ratio (i.e. total-long term debt of the Company as a percentage of shareholders’ equity plus total liabilities) below 55%. However, the timing and size of our equity offerings may cause us to temporarily operate over this threshold. At December 31, 2007, our leverage ratio was 50%. Our long-term debt as a percentage of our total market capitalization at December 31, 2007 was 40%. We do not manage to a ratio based on total market capitalization due to the inherent variability that is driven by changes in the market price of our common shares. We calculate our total market capitalization of $2.7 billion by aggregating the following at December 31, 2007:
•	Common shares outstanding of 28,084,609 multiplied by the last reported sales price of our common shares on the NYSE of $47.00 per share, or $1.3 billion;

•	Aggregate liquidation value of our Series B preferred shares of $80 million;

•	Aggregate liquidation value of our Series C preferred shares of $135 million;

•	Aggregate liquidation value of our Series D preferred shares of $115 million; and

•	Total long-term debt of $1.1 billion

Our interest coverage ratio for the years ended December 31, 2007, 2006 and 2005 was 3.2 times, 3.3 times, and 3.2 times, respectively. Interest coverage is calculated as the interest coverage amount (as calculated in the following table) divided by interest expense, gross (as calculated in the following table). We consider the interest coverage ratio to be an appropriate supplemental measure of a company’s ability to meet its interest expense obligations. Our calculation of the interest coverage ratio may be different from the calculation used by other companies, and therefore, comparability may be limited. This information should not be considered as an alternative to any Generally Accepted Accounting Principles (GAAP) liquidity measures. The following table shows the calculation of our interest coverage ratios (dollars in thousands):

	Year Ended December 31,
	2007	2006	2005
Net income	$104,664	82,289	69,060
Interest expense, gross	61,376	49,092	44,203
Interest cost capitalized	(494)	(100)	(160)
Minority interests	(1,436)	—	34
Depreciation and amortization	37,422	31,021	27,473
Share-based compensation expense to management and trustees	3,249	4,869	1,957
Gain on sale of land	(129)	(345)	—
Costs associated with loan refinancing	—	673	—
Straight-line rental revenue	(4,497)	(3,925)	(2,242)
Gain on sale of real estate from discontinued operations	(3,240)	—	—
Depreciation and amortization of discontinued operations	58	134	124

Interest coverage amount	$196,973	163,708	140,449

Interest expense, net	$60,505	48,866	43,749
Interest income	377	126	294
Interest cost capitalized	494	100	160

Interest expense, gross	$61,376	49,092	44,203

Interest coverage ratio	3.2	3.3	3.2

The interest coverage amount per the above table is a non-GAAP financial measure and should not be considered an alternative to any GAAP liquidity measures. It is most directly comparable to the GAAP liquidity measure, “Net cash provided by operating activities,” and is not directly comparable to the GAAP liquidity measures, “Net cash used in investing activities” and “Net cash provided by financing activities.” The interest coverage amount can be reconciled to “Net cash provided by operating activities” per the consolidated statements of cash flows included in this Annual Report on Form 10-K as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Net cash provided by operating activities	$131,590	106,436	95,386
Equity in income from joint ventures	1,583	759	728
Distributions from joint ventures	(1,239)	(874)	(855)
Amortization of deferred financing costs	(2,905)	(2,713)	(3,345)
Increase in mortgage notes accrued interest receivable	14,921	8,861	3,508
Increase in accounts receivable	4,642	5,404	1,539
Increase in other assets	2,366	3,122	1,662
Increase in accounts payable and accrued liabilities	(5,989)	(2,635)	(312)
Decrease (increase) in unearned rents	(4,381)	281	337
Straight-line rental revenue	(4,497)	(3,925)	(2,242)
Interest expense, gross	61,376	49,092	44,203
Interest cost capitalized	(494)	(100)	(160)

Interest coverage amount	$196,973	163,708	140,449

Our fixed charge coverage ratio for the years ended December 31, 2007, 2006 and 2005 was 2.4 times, 2.7 times, and 2.5 times, respectively. The fixed charge coverage ratio is calculated in exactly the same manner as the interest coverage ratio, except that preferred share dividends are also added to the denominator. We consider the fixed charge coverage ratio to be an appropriate supplemental measure of a company’s ability to make its interest and preferred share dividend payments. Our calculation of the fixed charge coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures. The following table shows the calculation of our fixed charge coverage ratios (dollars in thousands):

	Year Ended December 31,
	2007	2006	2005
Interest coverage amount	$196,973	163,708	140,449

Interest expense, gross	61,376	49,092	44,203
Preferred share dividends	21,312	11,857	11,353

Fixed charges	$82,688	60,949	55,556

Fixed charge coverage ratio	2.4	2.7	2.5

Our debt service coverage ratio for the years ended December 31, 2007, 2006 and 2005 was 2.5 times, 2.6 times, and 2.4 times, respectively. The debt service coverage ratio is calculated in exactly the same manner as the interest coverage ratio, except that recurring principal payments are also added to the denominator. We consider the debt service coverage ratio to be an appropriate supplemental measure of a company’s ability to make its debt service payments. Our calculation of the debt service coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures. The following table shows the calculation of our debt service coverage ratios (dollars in thousands):

	Year Ended December 31,
	2007	2006	2005
Interest coverage amount	$196,973	163,708	140,449

Interest expense, gross	61,376	49,092	44,203
Recurring principal payments	18,257	14,810	14,885

Debt service	$79,633	63,902	59,088

Debt service coverage ratio	2.5	2.6	2.4

Liquidity Requirements
Short-term liquidity requirements consist primarily of normal recurring corporate operating expenses, debt service requirements and distributions to shareholders. We meet these requirements primarily through cash provided by operating activities. Net cash provided by operating activities was $131.6 million, $106.4 million and $95.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. Net cash used in investing activities was $420.6 million, $162.0 million and $220.8 million for the years ended December 31, 2007, 2006 and 2005, respectively. Net cash provided by financing activities was $294.3 million, $58.6 million and $120.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. We anticipate that our cash on hand, cash from operations, and funds available under our unsecured revolving credit facility will provide adequate liquidity to fund our operations, make interest and principal payments on our debt, and allow distributions to our shareholders and avoid corporate level federal income or excise tax in accordance with REIT Internal Revenue Code requirements.
Long-term liquidity requirements at December 31, 2007 consisted primarily of maturities of long-term debt. Contractual obligations as of December 31, 2007 are as follows (in thousands):

	Year ended December 31,
Contractual Obligations	2008	2009	2010	2011	2012	Thereafter	Total

Long Term Debt Obligations	$112,456	22,756	136,825	140,095	89,865	579,267	1,081,264

Interest on Long Term Debt Obligations	60,420	56,020	53,799	47,025	38,984	83,649	339,897

Operating Lease Obligations	317	322	—	—	—	—	639

Total	$173,193	79,098	190,624	187,120	128,849	662,916	1,421,800

We have posted irrevocable stand-by letters of credit related to the Toronto Life Square project as further described in Note 4 to the consolidated financial statements in this Annual Report on Form 10-K. As of December 31, 2007, these letters of credit totaled $13.2 million, of which at least $5 million is expected to be drawn upon and added to our mortgage note receivable by May 31, 2008.
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
Off Balance Sheet Arrangements
We had one theatre project under construction at December 31, 2007. The property has been pre-leased to the prospective tenant under a long-term triple-net lease. The cost of development will be paid by us in periodic draws. The related timing and amount of rental payments to be received by us from the tenant under the lease correspond to the timing and amount of funding by us of the cost of development. This theatre will have 12 screens and the total development cost will be approximately $13.2 million. Through December 31, 2007, we had not yet invested any funds in this project but have commitments to fund the $13.2 million in improvements. We plan to fund development primarily with funds generated by debt financing and/or equity offerings. If we determine that construction is not being completed in accordance with the terms of the development agreement, we can discontinue funding construction draws.
On October 31, 2007, we entered into a guarantee agreement for $22.0 million. This guarantee is for economic development revenue bonds with a total principal amount of $22.0 million, maturing on October 31, 2037. The bonds were issued by Southern Theatres for the purpose of financing the development and construction of three megaplex theatres in Louisiana. We earn an annual fee of 1.75% on the outstanding principal amount of the bonds and the fee is paid by Southern Theatres monthly. We evaluated this guarantee in connection with the provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). Based on certain criteria, FIN 45 requires a guarantor to record an asset and a liability for a guarantee at inception. Accordingly, we have recorded $4.0 million as a deferred asset included in accounts receivable and $4.0 million in other liabilities in the accompanying consolidated balance sheet as of December 31, 2007.
We have certain unfunded commitments related to our mortgage note investments that we may be required to fund in the future. We are generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of our direct control. As of

December 31, 2007, we had four mortgage notes receivable with unfunded commitments totaling approximately $99.9 million. If such commitments are funded in the future, interest will be charged at rates consistent with the existing investments.
At December 31, 2007, we had a 20.8%, 21.2% and 50.0% investment interest in three unconsolidated real estate joint ventures, Atlantic-EPR I, Atlantic-EPR II and CS Fund I, respectively, which are accounted for under the equity method of accounting. We do not anticipate any material impact on our liquidity as a result of any commitments that may arise involving those joint ventures.
We recognized income of $491, $464 and $437 (in thousands) from our investment in the Atlantic-EPR I joint venture during 2007, 2006 and 2005, respectively. We recognized income of $301, $295 and $291 (in thousands) from our investment in the Atlantic-EPR II joint venture during 2007, 2006 and 2005, respectively. We also recognized income of $791 (in thousands) from our investment in the CS Fund I joint venture during 2007. Condensed financial information for Atlantic-EPR I, Atlantic-EPR II and CS Fund I joint ventures is included in Note 5 to the consolidated financial statements included in this Annual Report on Form 10-K.
The joint venture agreements for Atlantic-EPR I and Atlantic-EPR II allow our partner, Atlantic of Hamburg, Germany (Atlantic), to exchange up to a maximum of 10% of its ownership interest per year in each of the joint ventures for our common shares or, at our discretion, the cash value of those shares as defined in each of the joint venture agreements. We received notices from Atlantic that effective September 28, 2007 and December 31, 2007 they wanted to exchange a portion of their ownership in Atlantic-EPR I and Atlantic-EPR II. In October of 2007, we paid Atlantic cash of $71 and $137 (in thousands) in exchange for additional ownership of .3% and 1.2% for Atlantic-EPR I and Atlantic-EPR II, respectively. In January of 2008, we paid Atlantic cash of $95 (in thousands) in exchange for additional ownership of .5% for Atlantic-EPR I.
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
The additional 1.9 million common shares that would result from the conversion of our Series C convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted earnings per share for the years ended December 31, 2007 and 2006 because the effect is anti-dilutive. However, because a conversion would be dilutive to FFO per share for the year ended December 31, 2007, these adjustments have been made in the calculation of diluted FFO for that year.
The following table summarizes our FFO, FFO per share and certain other financial information for the years ended December 31, 2007, 2006 and 2005 (in thousands, except per share information):

	Year ended December 31,
	2007	2006	2005
Net income available to common shareholders	$81,251	$70,432	57,707
Subtract: Gain on sale of real estate from discontinued operations	(3,240)	—	—
Subtract: Minority interest	(1,436)	—	—
Add: Real estate depreciation and amortization	36,758	30,349	27,043
Add: Allocated share of joint venture depreciation	387	244	242

FFO available to common shareholders	113,720	101,025	84,992

FFO available to common shareholders	$113,720	$101,025	84,992
Add: Preferred dividends for Series C	7,763	—	—

Diluted FFO available to common shareholders	121,483	101,025	84,992

FFO per common share:
Basic	$4.26	3.86	3.40
Diluted	4.18	3.79	3.33

Shares used for computation (in thousands):
Basic	26,690	26,147	25,019
Diluted	29,069	26,627	25,504

Weighted average shares outstanding - diluted EPS	27,171	26,627	25,504
Effect of dilutive Series C preferred shares	1,898	—	—

Adjusted weighted average shares outstanding — diluted	29,069	26,627	25,504

Other financial information:
Straight-lined rental revenue	$4,497	3,925	2,242
Dividends per common share	$3.04	2.75	2.50
FFO payout ratio*	73%	73%	75%

*	FFO payout ratio is calculated by dividing dividends per common share by FFO per diluted common share.
Impact of Recently Issued Accounting Standards
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157) which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In November 2007, the FASB proposed a one-year deferral of SFAS No. 157’s fair value measurement requirements for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. The Company does not expect the adoption of SFAS No. 157 will have a material impact on its financial position or results of operations.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item are to be reported in current earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the Company elects for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is required to adopt SFAS No. 159 in the first quarter of 2008. The Company does not expect the adoption of SFAS No. 159 will have a material impact on its financial position or results of operations.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, An Amendment of ARB 51” (SFAS No. 160). SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests. It requires that noncontrolling interests, sometimes referred to as minority interests, be reported as a separate component of equity in the consolidated financial statements. Additionally, it requires net income and comprehensive income to be displayed for both controlling and noncontrolling interests. SFAS No. 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. SFAS No. 160 will be applied prospectively to all noncontrolling interests, even those that occurred prior to the effective date. The Company is required to adopt SFAS No. 160 in the first quarter of 2009 and is currently evaluating the impact that SFAS No. 160 will have on its financial statements.
Additionally, in December 2007, FASB Statement of Financial Accounting Standards No. 141, “Business Combinations” was revised by the FASB Statement No. 141R (SFAS No. 141R). SFAS No. 141R requires most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” as of the acquisition date. SFAS 141R also establishes disclosure requirements designed to enable the users of the financial statements to assess the effect of a business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. SFAS No. 141R will be applied to business combinations occurring after the effective date. The Company is required to adopt SFAS No. 141R in the first quarter of 2009.
Inflation
Investments by EPR are financed with a combination of equity and debt. During inflationary periods, which are generally accompanied by rising interest rates, our ability to grow may be adversely affected because the yield on new investments may increase at a slower rate than new borrowing costs.

All of our megaplex theatre leases provide for base and participating rent features. To the extent inflation causes tenant revenues at our properties to increase over baseline amounts, we would participate in those revenue increases through our right to receive annual percentage rent. Our leases and mortgage notes receivable also generally provide for escalation in base rents or interest in the event of increases in the Consumer Price Index, with generally a limit of 2% per annum, or fixed periodic increases.
Our leases are generally triple-net leases requiring the tenants to pay substantially all expenses associated with the operation of the properties, thereby minimizing our exposure to increases in costs and operating expenses resulting from inflation. A portion of our retail and restaurant leases are non-triple-net leases. These retail leases represent approximately 18% of our total real estate square footage. To the extent any of those leases contain fixed expense reimbursement provisions or limitations, we may be subject to increases in costs resulting from inflation that are not fully passed through to tenants.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks, primarily relating to potential losses due to changes in interest rates. We seek to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new long-term fixed rate borrowings whenever possible. We also have a $235 million unsecured revolving credit facility and a $120 million term loan that both bear interest at floating rates. The $120 million term loan includes $114.0 million of LIBOR based debt that has been converted to a fixed rate with two interest rate swaps as further described below.
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
The following table presents the principal amounts, weighted average interest rates, and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes as of December 31 (including the impact of the two interest rate swap agreements described below):
Expected Maturities (in millions)

								Estimated
	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
December 31, 2007:
Fixed rate debt	$111.3	21.6	135.6	137.7	89.9	568.6	1,064.7	1,068.2
Average interest rate	6.7%	6.1%	5.7%	5.9%	6.5%	5.7%	6.0%	—
Variable rate debt	$1.2	1.2	1.2	2.4	—	10.6	16.6	16.6
Average interest rate (as of December 31, 2007)	6.6%	6.6%	6.6%	6.6%	—	3.4%	4.6%	—

								Estimated
	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
December 31, 2006:
Fixed rate debt	$16.4	106.4	16.4	17.4	18.5	475.2	650.3	655.0
Average interest rate	6.1%	6.7%	6.1%	6.1%	6.1%	6.0%	6.1%	—
Variable rate debt	$—	—	25.0	—	—	—	25.0	25.0
Average interest rate (as of December 31, 2006)	—	—	6.9%	—	—	—	6.9%	—
On November 26, 2007, we entered into two interest rate swap agreements to fix the interest rate on $114.0 million of the outstanding term loan. These agreements each have a notional amount of $57.0 million, a termination date of October 26, 2012 and a fixed rate of 5.81%.
We financed the acquisition of our four Canadian properties with non-recourse fixed rate mortgage loans from a Canadian lender in the original aggregate principal amount of approximately U.S. $97 million. The loans were made and are payable by us in Canadian dollars (CAD), and the rents received from tenants of the properties are payable in CAD. We have also provided a secured mortgage construction loan totaling CAD $75.4 million. The loan and the related interest income is payable to us in CAD.

We have partially mitigated the impact of foreign currency exchange risk on our Canadian properties by matching Canadian dollar debt financing with Canadian dollar rents. To further mitigate our foreign currency risk in future periods on the four Canadian properties, during the second quarter of 2007, we entered into a cross currency swap with a notional value of $76.0 million CAD and $71.5 million U.S. The swap calls for monthly exchanges from January 2008 through February 2014 with us paying CAD based on an annual rate of 17.16% of the notional amount and receiving U.S. dollars based on an annual rate of 17.4% of the notional amount. There is no initial or final exchange of the notional amounts. The net effect of this swap is to lock in an exchange rate of $1.05 CAD per U.S. dollar on approximately $13 million of annual CAD denominated cash flows. These foreign currency derivatives should hedge a significant portion of our expected CAD denominated FFO of these four Canadian properties through February 2014 as their impact on our reported FFO when settled should move in the opposite direction of the exchange rates utilized to translate revenues and expenses of these properties.
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
To further mitigate our foreign currency risk in future periods on the interest income from the CAD denominated mortgage receivable, we have entered into foreign currency forward contracts with monthly settlement dates ranging from January 2008 through March 2008. These contracts have a notional value of $2.2 million CAD and an average exchange rate of $1.13 CAD per U.S. dollar. We have not yet hedged any of our net investment in the CAD denominated mortgage receivable or its expected CAD denominated interest income beyond March 2008 due to the mortgage note’s maturity in 2008 and our underlying option to buy a 50% interest in the borrower entity.
See Note 10 to the consolidated financial statements in this Annual Report on Form 10-K for additional information on our derivative financial instruments and hedging activities.

Item 8. Financial Statements and Supplementary Data
Entertainment Properties Trust

Report of Independent Registered Public Accounting Firm
The Board of Trustees
Entertainment Properties Trust:
We have audited the accompanying consolidated balance sheets of Entertainment Properties Trust (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedules listed in the Index at Item 15(2). These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Entertainment Properties Trust as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Note 19 to the consolidated financial statements, the Company changed its method of quantifying errors in 2006.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
KPMG LLP
Kansas City, Missouri
February 25, 2008

ENTERTAINMENT PROPERTIES TRUST
Consolidated Balance Sheets
(Dollars in thousands except share data)

	December 31,
	2007	2006
Assets

Rental properties, net of accumulated depreciation of $177,607 and $141,636 at December 31, 2007 and 2006, respectively	$1,650,312	$1,395,903
Property under development	23,001	19,272
Mortgage notes and related accrued interest receivable	325,442	76,093
Investment in joint ventures	42,331	2,182
Cash and cash equivalents	15,170	9,414
Restricted cash	12,789	7,365
Intangible assets, net	16,528	9,366
Deferred financing costs, net	10,361	10,491
Accounts and notes receivable, net	61,193	30,043
Other assets	14,506	11,150

Total assets	$2,171,633	$1,571,279

Liabilities and Shareholders’ Equity

Liabilities:
Accounts payable and accrued liabilities	$26,598	$16,480
Common dividends payable	21,344	18,204
Preferred dividends payable	5,611	3,110
Unearned rents and interest	10,782	1,024
Long-term debt	1,081,264	675,305

Total liabilities	1,145,599	714,123

Minority interests	18,141	4,474
Shareholders’ equity:
Common Shares, $.01 par value; 50,000,000 shares authorized; and 28,878,285 and 27,153,411 shares issued at December 31, 2007 and 2006, respectively	289	272
Preferred Shares, $.01 par value; 25,000,000 shares authorized:
2,300,000 Series A shares issued at December 31, 2006; liquidation preference of $57,500,000	—	23
3,200,000 Series B shares issued at December 31, 2007 and 2006; liquidation preference of $80,000,000	32	32
5,400,000 Series C convertible shares issued at December 31, 2007 and 2006; liquidation preference of $135,000,000	54	54
4,600,000 Series D shares issued at December 31, 2007; liquidation preference of $115,000,000	46	—
Additional paid-in-capital	1,023,598	883,639
Treasury shares at cost: 793,676 and 675,487 common shares at December 31, 2007 and 2006, respectively	(22,889)	(15,500)
Loans to shareholders	(3,525)	(3,525)
Accumulated other comprehensive income	35,994	12,501
Distributions in excess of net income	(25,706)	(24,814)

Shareholders’ equity	1,007,893	852,682

Total liabilities and shareholders’ equity	$2,171,633	$1,571,279

See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST
Consolidated Statements of Income
(Dollars in thousands except per share data)

	Year Ended December 31,
	2007	2006	2005
Rental revenue	$185,949	$167,283	$144,950
Tenant reimbursements	18,511	14,468	12,508
Other income	2,402	3,274	3,517
Mortgage and other financing income	28,841	10,968	4,882

Total revenue	235,703	195,993	165,857

Property operating expense	23,102	18,785	16,101
Other expense	4,205	3,486	2,985
General and administrative expense	12,970	12,515	7,249
Costs associated with loan refinancing	—	673	—
Interest expense, net	60,505	48,866	43,749
Depreciation and amortization	37,422	31,021	27,473

Income before gain on sale of land, equity in income from joint ventures, minority interest and discontinued operations	97,499	80,647	68,300

Gain on sale of land	129	345	—
Equity in income from joint ventures	1,583	759	728
Minority interests	1,436	—	(34)

Income from continuing operations	$100,647	$81,751	$68,994

Discontinued operations:
Income from discontinued operations	777	538	66
Gain on sale of real estate	3,240	—	—

Net income	104,664	82,289	69,060

Preferred dividend requirements	(21,312)	(11,857)	(11,353)
Series A preferred share redemption costs	(2,101)	—	—

Net income available to common shareholders	$81,251	$70,432	$57,707

Per share data:
Basic earnings per share data:
Income from continuing operations available to common shareholders	$2.89	$2.67	$2.31
Income from discontinued operations	0.15	0.02	—

Net income available to common shareholders	$3.04	$2.69	$2.31

Diluted earnings per share data:
Income from continuing operations available to common shareholders	$2.84	$2.63	$2.26
Income from discontinued operations	0.15	0.02	—

Net income available to common shareholders	$2.99	$2.65	$2.26

Shares used for computation (in thousands):
Basic	26,690	26,147	25,019
Diluted	27,171	26,627	25,504

Dividends per common share	$3.04	$2.75	$2.50

See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST
Consolidated Statements of Changes in Shareholders’ Equity
Years Ended December 31, 2007, 2006 and 2005
(Dollars in thousands)

								Accumulated
					Additional			other	Distributions
	Common Stock		Preferred Stock		paid-in	Treasury	Loans to	comprehensive	in excess of
	Shares	Par	Shares	Par	capital	shares	shareholders	income (loss)	net income	Total
Balance at December 31, 2004	25,578	$256	2,300	$23	616,377	(8,398)	(3,525)	7,480	(24,873)	587,340
Shares issued to Trustees	4	—	—	—	161	—	—	—	—	161
Issuance of nonvested shares	63	1	—	—	(1)	—	—	—	—	—
Amortization of nonvested shares	—	—	—	—	1,705	—	—	—	—	1,705
Share option expense	—	—	—	—	145	—	—	—	—	145
Foreign currency translation adjustment	—	—	—	—	—	—	—	5,922	—	5,922
Net income	—	—	—	—	—	—	—	—	69,060	69,060
Purchase of 17,350 common shares for treasury	—	—	—	—	—	(759)	—	—	—	(759)
Issuances of common shares	22	—	—	—	880	—	—	—	—	880
Issuance of preferred shares, net of costs of $2.7 million	—	—	3,200	32	77,229	—	—	—	—	77,261
Stock option exercises, net	215	2	—	—	4,208	(5,193)	—	—	—	(983)
Dividends to common and preferred shareholders	—	—	—	—	—	—	—	—	(74,311)	(74,311)

Balance at December 31, 2005	25,882	$259	5,500	$55	700,704	(14,350)	(3,525)	13,402	(30,124)	666,421
Shares issued to Trustees	4	—	—	—	161	—	—	—	—	161
Issuance of nonvested shares	83	1	—	—	(1)	—	—	—	—	—
Amortization of nonvested shares	—	—	—	—	3,879	—	—	—	—	3,879
Share option expense	—	—	—	—	829	—	—	—	—	829
Foreign currency translation adjustment	—	—	—	—	—	—	—	(973)	—	(973)
Unrealized gain on derivatives	—	—	—	—	—	—	—	72	—	72
Net income	—	—	—	—	—	—	—	—	82,289	82,289
Purchase of 21,308 common shares for treasury	—	—	—	—	—	(919)	—	—	—	(919)
Issuances of common shares, net of costs of $1.1 million	1,168	12	—	—	47,015	—	—	—	—	47,027
Issuance of preferred shares, net of costs of $1.6 million	—	—	5,400	54	130,746	—	—	—	—	130,800
Adoption of SAB 108	—	—	—	—	—	—	—	—	7,656	7,656
Stock option exercises, net	16	—	—	—	306	(231)	—	—	—	75
Dividends to common and preferred shareholders	—	—	—	—	—	—	—	—	(84,635)	(84,635)

Balance at December 31, 2006	27,153	$272	10,900	$109	$883,639	$(15,500)	$(3,525)	$12,501	$(24,814)	$852,682
Shares issued to Trustees	6	—	—	—	354	—	—	—	—	354
Issuance of nonvested shares	129	1	—	—	1,334	—	—	—	—	1,335
Amortization of nonvested shares	—	—	—	—	2,537	—	—	—	—	2,537
Share option expense	—	—	—	—	422	—	—	—	—	422
Foreign currency translation adjustment	—	—	—	—	—	—	—	30,022	—	30,022
Change in unrealized loss on derivatives	—	—	—	—	—	—	—	(6,529)	—	(6,529)
Net income	—	—	—	—	—	—	—	—	104,664	104,664
Purchase of 24,740 common shares for treasury	—	—	—	—	—	(1,448)	—	—	—	(1,448)
Issuances of common shares, net of costs of $1.7 million	1,409	14	—	—	74,437	—	—	—	—	74,451
Issuance of preferred shares, net of costs of $3.9 million	—	—	4,600	46	111,079	—	—	—	—	111,125
Redemption of Series A preferred shares	—	—	(2,300)	(23)	(55,412)	—	—	—	(2,101)	(57,536)
Stock option exercises, net	181	2	—	—	5,208	(5,941)	—	—	—	(731)
Dividends to common and preferred shareholders	—	—	—	—	—	—	—	—	(103,455)	(103,455)

Balance at December 31, 2007	28,878	$289	13,200	$132	$1,023,598	$(22,889)	$(3,525)	$35,994	$(25,706)	$1,007,893

See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	Year ended December 31,
	2007	2006	2005
Net income	$104,664	$82,289	$69,060
Other comprehensive income (loss):
Foreign currency translation adjustment	30,022	(973)	5,922
Change in unrealized loss on derivatives	(6,529)	72	—

Comprehensive income	$128,157	$81,388	$74,982

See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2007	2006	2005
Operating activities:
Net income	$104,664	$82,289	$69,060
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interests	(1,436)	—	34
Gain on sale of land	(129)	(345)	—
Income from discontinued operations	(4,017)	(538)	(66)
Costs associated with loan refinancing (non-cash portion)	—	673	—
Equity in income from joint ventures	(1,583)	(759)	(728)
Distributions from joint ventures	1,239	874	855
Depreciation and amortization	37,422	31,021	27,473
Amortization of deferred financing costs	2,905	2,713	3,345
Share-based compensation expense to management and trustees	3,249	4,869	1,957
Increase in mortgage notes accrued interest receivable	(14,921)	(8,861)	(3,508)
Increase in accounts receivable	(4,642)	(5,404)	(1,539)
Increase in other assets	(2,366)	(3,122)	(1,662)
Increase in accounts payable and accrued liabilities	5,989	2,635	312
Increase (decrease) in unearned rents	4,381	(281)	(337)

Net operating cash provided by continuing operations	130,755	105,764	95,196
Net operating cash provided by discontinued operations	835	672	190

Net cash provided by operating activities	131,590	106,436	95,386

Investing activities:
Acquisition of rental properties and other assets	(77,710)	(89,727)	(157,694)
Investment in consolidated joint ventures	(31,291)	—	—
Investment in unconsolidated joint ventures	(39,711)	—	—
Investment in mortgage notes receivable	(222,558)	(23,697)	(37,525)
Investment in promissory notes receivable	(21,310)	(3,500)	—
Net proceeds from sale of land	694	591	514
Additions to properties under development	(35,770)	(45,693)	(26,064)

Net cash used in investing activities of continuing operations	(427,656)	(162,026)	(220,769)
Net proceeds from sale of real estate from discontinued operations	7,008	—	—

Net cash used in investing activities	(420,648)	(162,026)	(220,769)

Financing activities:
Proceeds from long-term debt facilities	742,975	360,286	315,000
Principal payments on long-term debt	(473,989)	(392,942)	(196,709)
Deferred financing fees paid	(2,553)	(2,979)	(2,083)
Net proceeds from issuance of common shares	74,451	47,027	880
Net proceeds from issuance of preferred shares	111,125	130,800	77,261
Redemption of preferred shares	(57,536)	—	—
Impact of stock option exercises, net	(731)	75	(983)
Purchase of common shares for treasury	(1,448)	(919)	(759)
Distributions paid to minority interests	(140)	(761)	(848)
Dividends paid to shareholders	(97,815)	(82,007)	(71,088)

Net cash provided by financing activities	294,339	58,580	120,671
Effect of exchange rate changes on cash	475	(122)	3

Net increase (decrease) in cash and cash equivalents	5,756	2,868	(4,709)
Cash and cash equivalents at beginning of the year	9,414	6,546	11,255

Cash and cash equivalents at end of the year	$15,170	$9,414	$6,546

Supplemental information continued on next page.

ENTERTAINMENT PROPERTIES TRUST
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)
Continued from previous page.

	Year ended December 31,
	2007	2006	2005
Supplemental schedule of non-cash activity:
Acquisition of interest in joint venture assets in exchange for assumption of debt and other liabilities at fair value	$136,029	$—	$—
Transfer of property under development to rental property	$32,595	$46,104	$29,752
Issuance of nonvested shares, including nonvested shares issued for payment of bonuses	$8,756	$3,602	$2,787
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$56,664	$46,126	$40,414
Cash paid (received) during the year for income taxes	$419	$378	$(321)
See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
1. Organization
Description of Business
Entertainment Properties Trust (the Company) is a Maryland real estate investment trust (REIT) organized on August 29, 1997. The Company develops, owns, leases and finances megaplex theatres, entertainment retail centers (centers generally anchored by an entertainment component such as a megaplex theatre and containing other entertainment-related properties), and destination recreational and specialty properties. The Company’s properties are located in the United States and Canada.
2. Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of Entertainment Properties Trust and its subsidiaries, all of which are wholly-owned except for those subsidiaries discussed below.
As further explained in Note 6, New Roc Associates, LP (New Roc) is owned 71.4% by the Company. Minority interest expense related to New Roc was $34 thousand for the year ended December 31, 2005. There was no minority interest expense related to New Roc for the years ended December 31, 2007 and 2006. Total minority interest in New Roc included in the accompanying consolidated balance sheets was $4.3 million and $4.5 million at December 31, 2007 and 2006, respectively.
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
As further explained in Note 6, LC White Plains Retail LLC, LC White Plains Recreation LLC and Cappelli Group LLC (together the White Plains entities), as well as Suffolk Retail LLC (Suffolk), are VIEs in which the Company has been deemed to be the primary beneficiary. Accordingly, the financial statements of these VIEs have been consolidated into the Company’s financial statements. Total minority interest income related to the White Plains entities was $1.4 million for the year ended December 31, 2007. There was no minority interest income or expense related to the White Plains entities for the years ended December 31, 2006 or 2005, and there was no minority interest income or expense related to Suffolk for the years ended December 31, 2007, 2006 or 2005. Total minority interest in the White Plains entities and Suffolk was $13.8 million and $3.0 thousand as of December 31, 2007, respectively. There was no minority interest in the White Plains entities or Suffolk as of December 31, 2006 or 2005.
Use of Estimates
Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
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
Accounting for Acquisitions
The Company considers the fair values of both tangible and intangible assets acquired or liabilities assumed when allocating the purchase price of acquisitions (plus any capitalized costs incurred during the acquisition). Tangible assets may include land, building, tenant improvements, furniture, fixtures and equipment. Intangible assets or liabilities may include values assigned to in-place leases (including the separate values that may be assigned to above-market and below-market in-place leases), the value of customer relationships, and any assumed financing that is determined to be above or below market terms.
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

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
In determining the fair value of acquired in-place leases, the Company considers many factors. On a lease-by-lease basis, management considers the present value of the difference between the contractual amounts to be paid pursuant to the leases and management’s estimate of fair market lease rates. For above market leases, management considers such differences over the remaining non-cancelable lease terms and for below market leases, management considers such differences over the remaining initial lease terms plus any fixed rate renewal periods. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below market lease values are amortized as an increase to rental income over the remaining initial lease terms plus any fixed rate renewal periods. Management considers several factors in determining the discount rate used in the present value calculations, including the credit risks associated with the respective tenants. If debt is assumed in the acquisition, the determination of whether it is above or below market is based upon a comparison of similar financing terms for similar rental properties.
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
Management of the Company reviews the carrying value of intangible assets for impairment on an annual basis. Intangible assets consist of the following at December 31 (in thousands):

	2007	2006
In-place leases, net of accumulated amortization of $5.4 million and $3.0 million, respectively	$15,835	$8,673
Goodwill	693	693

Total intangible assets, net	$16,528	$9,366

In-place leases, net at December 31, 2007 of approximately $15.8 million, relate to four entertainment retail centers in Ontario, Canada that were purchased on March 1, 2004, one entertainment retail center in Burbank, California that was purchased on March 31, 2005 and one entertainment retail center in White Plains, New York that was purchased on May 8, 2007.

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
Goodwill at December 31, 2007 and 2006 relates solely to the acquisition of New Roc that was acquired on October 27, 2003. Amortization expense related to in-place leases is computed using the straight-line method and was $1.8 million, $1.1 million and $1.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. The weighted average life for these in-place leases at December 31, 2007 is 8 years.
Future amortization of in-place leases at December 31, 2007 is as follows (in thousands):

Amount
Year:
2008	$2,247
2009	2,159
2010	1,954
2011	1,954
2012	1,954
Thereafter	5,567

Total	$15,835

Deferred Financing Costs
Deferred financing costs are amortized over the terms of the related long-term debt obligations or mortgage note receivable as applicable.
Capitalized Development Costs
The Company capitalizes certain costs that relate to property under development including interest and internal legal personnel costs.
Operating Segment
The Company aggregates the financial information of all its investments into one reportable segment because the investments all have similar economic characteristics and because the Company does not internally report and is not internally organized by investment or transaction type.
Revenue Recognition
Rents that are fixed and determinable are recognized on a straight-line basis over the minimum terms of the leases. Base rent escalation on leases that are dependent upon increases in the Consumer Price Index (CPI) is recognized when known. Straight-line rent receivable is included in accounts receivable and was $20.8 million and $16.4 million at December 31, 2007 and 2006, respectively. In addition, most of the Company’s tenants are subject to additional rents if gross revenues of the properties exceed certain thresholds defined in the lease agreements (percentage rents). Percentage rents are recognized at the time when specific triggering events occur as provided by the lease agreements. Percentage rents of $2.1 million, $1.6 million and $1.9 million were recognized for the years ended December 31, 2007, 2006 and 2005, respectively. Lease termination fees are recognized when the related leases are canceled and the Company has no obligation to provide services to such former tenants. Termination fees of $4.1 million were recognized for the year ended December 31, 2006.

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
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
Allowance for Doubtful Accounts
Accounts receivable is reduced by an allowance for amounts that may become uncollectible in the future. The Company’s accounts receivable balance is comprised primarily of rents and operating cost recoveries due from tenants as well as accrued rental rate increases to be received over the life of the existing leases. The Company regularly evaluates the adequacy of its allowance for doubtful accounts. The evaluation primarily consists of reviewing past due account balances and considering such factors as the credit quality of the Company’s tenants, historical trends of the tenant and/or other debtor, current economic conditions and changes in customer payment terms. Additionally, with respect to tenants in bankruptcy, the Company estimates the expected recovery through bankruptcy claims and increases the allowance for amounts deemed uncollectible. If the Company’s assumptions regarding the collectiblity of accounts receivable prove incorrect, the Company could experience write-offs of the accounts receivable or accrued straight-line rents receivable in excess of its allowance for doubtful accounts. The allowance for doubtful accounts was $1.1 million at December 31, 2007 and 2006.
Mortgage Notes and Other Notes Receivable
Mortgage notes and other notes receivable, including related accrued interest receivable, consist of loans originated by the Company and the related accrued and unpaid interest income as of the balance sheet date. Mortgage notes and other notes receivable are initially recorded at the amount advanced to the borrower and the Company defers certain loan origination and commitment fees, net of certain origination costs, and amortizes them over the term of the related loan. The Company evaluates the collectibility of both interest and principal of each of its loans to determine whether it is impaired. A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. When a loan is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the loan’s effective interest rate or to the value of the underlying collateral if the loan is collateralized. Interest income on performing loans is accrued as earned. Interest income on impaired loans is recognized on a cash basis.
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

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
In 2004, the Company acquired certain real estate operations that are subject to income tax in Canada. Also in 2004, the Company formed certain taxable REIT subsidiaries, as permitted under the Code, through which it conducts certain business activities. The taxable REIT subsidiaries are subject to federal and state income taxes on their net taxable income. Temporary differences between income for financial reporting purposes and taxable income for the Canadian operations and the taxable REIT subsidiaries relate primarily to depreciation, amortization of deferred financing costs and straight line rents. As of December 31, 2007 and 2006, respectively, the Canadian operations and the taxable REIT subsidiaries had deferred tax assets totaling approximately $8.6 million and $6.1 million and deferred tax liabilities totaling approximately $3.5 million and $2.4 million. As there is no assurance that the Canadian operations and the taxable REIT subsidiaries will generate taxable income in the future beyond the reversal of temporary taxable differences, the deferred tax assets have been offset by a valuation allowance such that there is no net deferred tax asset at December 31, 2007 and 2006. Furthermore, the Company qualified as a REIT and distributed the necessary amount of taxable income such that no federal income taxes were due for the years ended December 31, 2007, 2006 and 2005. Accordingly, no provision for income taxes was recorded for any of those years. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company is subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed taxable income.
In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes”, and it prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.
The Company adopted the provisions of FIN 48 on January 1, 2007. The Company does not have any material unrecognized tax positions, and therefore, the adoption of FIN 48 did not have a material impact on the Company’s financial position or results of operations.
The Company’s policy is to recognize estimated interest and penalties as general and administrative expense. The Company believes that it has appropriate support for the income tax positions taken on its tax returns and that its accruals for tax liabilities are adequate for all open years (after 2004 for federal and state and after 2002 for Canada) based on an assessment of many factors including past experience and interpretations of tax laws applied to the facts of each matter.
Earnings and profits, which determine the taxability of distributions to shareholders, may differ from that reported for income tax reporting purposes due primarily to differences in the basis of the Company’s assets and the estimated useful lives used to compute depreciation.

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
Concentrations of Risk
American Multi-Cinema, Inc. (AMC) is the lessee of a substantial portion (51%) of the megaplex theatre rental properties held by the Company (including joint venture properties) at December 31, 2007 as a result of a series of sale leaseback transactions pertaining to a number of AMC megaplex theatres. A substantial portion of the Company’s rental revenues (approximately $95.6 million or 51%, $93.4 million or 56%, and $82.1 million or 57% for the years ended December 31, 2007, 2006 and 2005, respectively) result from the rental payments by AMC under the leases, or its parent, AMC Entertainment, Inc. (AMCE), as the guarantor of AMC’s obligations under the leases. AMCE had total assets of $4.1 billion and $4.4 billion, total liabilities of $2.7 billion and $3.2 billion and total stockholder’s equity of $1.4 billion and $1.2 billion at March 29, 2007 and March 30, 2006, respectively. AMCE had net earnings of $134.1 million for the fifty-two weeks ended March 29, 2007 and net loss of $190.9 million for the fifty-two weeks ended March 30, 2006. AMCE’s net loss from its inception date of July 16, 2004 to March 31, 2005 was $34.8 million. In addition, AMCE had net earnings of $47.9 million for the thirty-nine weeks ended December 27, 2007. AMCE has publicly held debt and accordingly, its filings with the Securities and Exchange Commission are publicly available.
For the years ended December 31, 2007, 2006 and 2005, respectively, approximately $35.8 million, or 15.2%, $32.8 million, or 16.7%, and $28.7 million, or 17.3%, of total revenue was derived from the Company’s four entertainment retail centers in Ontario, Canada. For the years ended December 31, 2007, 2006 and 2005, respectively, approximately $48.5 million, or 20.6%, $41.7 million, or 21.3%, and $32.3 million, or 19.5%, of our total revenue was derived from the Company’s four entertainment retail centers in Ontario, Canada combined with the mortgage financing interest related to the Company’s mortgage note receivable held in Canada. The Company’s wholly-owned subsidiaries that hold the Canadian entertainment retail centers, third party debt and mortgage note receivable represent approximately $233.3 million or 23% and $161.0 million or 19% of the Company’s net assets as of December 31, 2007 and 2006, respectively.
Cash Equivalents
Cash equivalents include bank demand deposits and shares of highly liquid institutional money market mutual funds for which cost approximates market value.
Restricted Cash
Restricted cash represents cash held for a borrower’s debt service reserve for mortgage notes receivable and also deposits required in connection with debt service, payment of real estate taxes and capital improvements.
Share-Based Compensation
Share-based compensation is issued to employees of the Company pursuant to the Annual Incentive Program and the Long-Term Incentive Plan, and to Trustees for their service to the Company. Prior to May 9, 2007, all common shares and options to purchase common shares (share options) were issued under the 1997 Share Incentive Plan. The 2007 Equity Incentive Plan was approved by shareholders at the May 9, 2007 annual meeting and this plan replaces the 1997

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
Share Incentive Plan. Accordingly, all common shares and options to purchase common shares granted on or after May 9, 2007 are issued under the 2007 Equity Incentive Plan.
The Company accounts for share based compensation under the Financial Accounting Standard (SFAS) No. 123R “Share-Based Payment.” In compliance with this standard, the Company has recorded share-based compensation expense for the years ended December 31, 2006 and 2007 related to all options for employees and trustees. Prior to 2006, the Company accounted for share options granted under the 1997 Share Incentive Plan using the fair value recognition provisions of SFAS No. 123 for all awards granted, modified, or settled after January 1, 2003. Share based compensation expense consists of share option expense, amortization of nonvested share grants and shares issued to Trustees for payment of their annual retainers. Share based compensation is included in general and administrative expense in the accompanying consolidated statements of income, and totaled $3.2 million, $4.9 million and $2.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.
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
The expense related to share options included in the determination of net income for the years ended December 31, 2007, 2006 and 2005 was $422 thousand, $829 thousand (including $522 thousand in expense recognized related to unvested share options held by a retired executive at the time of his retirement) and $145 thousand, respectively. The expense related to share options included in the determination of net income for the year ended December 31, 2005 was less than that which would have been recognized if the fair value based method had been applied to all awards (as required in SFAS No. 123R). If the fair value based method had been applied to all outstanding and unvested awards for the year ended December 31, 2005, total share option expense would have been $221 thousand. This difference in expense had no material impact on either reported basic or reported diluted earnings per share for the year ended December 31, 2005.
The following assumptions were used in applying the Black-Scholes option pricing model at the grant dates: risk-free interest rate of 4.8% , 4.8% to 5.0% and 4.0% in 2007, 2006 and 2005, respectively, dividend yield of 5.2% to 5.4%, 5.8% and 6.0 in 2007, 2006 and 2005, respectively, volatility factors in the expected market price of the Company’s common shares of 19.5% to 19.8%, 21.1% and 20.7% in 2007, 2006 and 2005, respectively, no expected forfeitures and an expected life of eight years. The Company uses historical data to estimate the expected life of the option and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Additionally, expected volatility is computed based on the average historical volatility of the Company’s publicly traded shares.

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
Nonvested Shares
The Company grants nonvested shares to employees pursuant to both the Annual Incentive Program and the Long-Term Incentive Plan. The Company amortizes the expense related to the nonvested shares awarded to employees under the Long-Term Incentive Plan and the premium awarded under the nonvested share alternative of the Annual Incentive Program on a straight-line basis over the future vesting period (usually three to five years), except for those nonvested shares held by a retired executive which were fully expensed as of June 30, 2006.
Total expense recognized related to all nonvested shares was $2.5 million, $3.9 million and $1.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. The expense of $3.9 million for the year ended December 31, 2006 includes $852 thousand in expense related to nonvested shares held by a retired executive at the time of his retirement, and $1.7 million in expense related to nonvested shares from prior years related to the Annual Incentive Program.
Shares Issued to Trustees
The Company issues shares to Trustees for payment of their annual retainers. This expense is amortized by the Company on a straight-line basis over the year of service by the Trustees. Total expense recognized related to shares issued to Trustees was $290 thousand, $161 thousand and $119 thousand for the years ended December 31, 2007, 2006 and 2005, respectively.
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
Derivatives Instruments
The Company acquired certain derivative instruments during 2006 and 2007 to reduce exposure to fluctuations in foreign currency exchange rates and variable rate interest rates. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. These derivatives consist of foreign currency forward contracts, cross currency swaps and interest rate swaps.
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

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
Reclassifications
Certain reclassifications have been made to the prior period amounts to conform to the current period presentation.
3. Rental Properties
The following table summarizes the carrying amounts of rental properties as of December 31, 2007 and 2006 (in thousands):

	2007	2006
Buildings and improvements	$1,408,934	1,189,676
Furniture, fixtures & equipment	22,901	8,147
Land	396,084	339,716

	1,827,919	1,537,539
Accumulated depreciation	(177,607)	(141,636)

Total	$1,650,312	1,395,903

Depreciation expense on rental properties was $34.8 million, $29.1 million and $25.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
4. Investment in Mortgage Notes
Investment in mortgage notes, including related accrued interest receivable, at December 31, 2007 and 2006 consists of the following (in thousands):

	2007	2006
(1) Mortgage note and related accrued interest receivable, 15.00%, due June 2, 2010 - November 15, 2012	$103,661	59,966
(2) Mortgage note and related accrued interest receivable, 9.39%, due March 10, 2027	8,000	8,062
(3) Mortgage note and related accrued interest receivable, LIBOR plus 3.5%, due November 9, 2007	—	8,065
(4) Mortgage note and related accrued interest receivable, LIBOR plus 3.5%, due September 30, 2012	95,718	—
(5) Mortgage notes, 10.00%, due April 3, 2027	56,600	—
(6) Mortgage note and related accrued interest receivable, 10.00%, due April 2, 2010	26,916	—
(7) Mortgage note, 9.25%, due October 30, 2027	31,000	—
(8) Mortgage note and related accrued interest receivable, LIBOR plus 3.5%, due June 1, 2029	3,515	—
(9) Accrued interest receivable related to guarantee	32	—

Total	$325,442	76,093

(1) The Company’s mortgage note and related accrued interest receivable is denominated in Canadian dollars (CAD) and during the year ended December 31, 2007, a wholly-owned subsidiary of the Company invested an additional CAD $19.7 million ($19.6 million U.S.) in the mortgage note receivable from Metropolis Limited Partnership (the Partnership) related to the construction of Toronto Life Square, a 13 level entertainment retail center in downtown Toronto. Consistent with the previous advances on this project, each advance has a five year stated term and bears interest at 15%. A bank has agreed to provide the Partnership first mortgage construction financing of up to CAD $122 million, and it is anticipated that the project will be completed in 2008 at a total cost of approximately CAD $315 million.
Additionally, during the year ended December 31, 2007, the Company posted additional irrevocable stand-by letters of credit related to the Toronto Life Square project. As of December 31, 2007, the letters of credit related to this project totaled $13.2 million, of which at least $5 million is expected to be drawn upon and added to the mortgage note receivable by May 31, 2008. The remaining letters of credit are expected to be cancelled or drawn upon during 2008 in conjunction with the completion and permanent financing of the Toronto Life Square project. Interest accrues on these outstanding letters of credit at a rate of 12% (15% if drawn upon).

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
The loan agreement provides that no principal or interest payments are due prior to May 31, 2008, at which time a 25% principal payment is due along with all accrued interest to date. The loan agreement also provides that the Partnership has an option on May 31, 2008 to either pay off the note in full including all accrued interest, without penalty, or to extend by six months the amount due on May 31, 2008 to November 30, 2008. Also on November 30, 2008, the Partnership again has the option to pay off the note in full including accrued interest, without penalty. The Partnership can also prepay the note (in full only, including all accrued interest) at any time other than May 31, 2008 or November 30, 2008 with prepayment penalties as defined in the agreement.
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
The Company received origination fees of CAD $250 thousand ($237 thousand U.S.) and CAD $400 thousand ($353 thousand U.S.) for the years ended December 31, 2007 and 2006, respectively, in connection with this mortgage note receivable and the fees are being amortized through May 31, 2008.
(2) On March 10, 2006, a wholly-owned subsidiary of the Company provided a secured mortgage loan of $8.0 million to SNH Development, Inc. The secured property is the Crotched Mountain Ski Resort located in Bennington, New Hampshire. The property serves the Boston and Southern New Hampshire markets and has approximately 308 acres. This loan is guaranteed by Peak Resorts, Inc. (Peak), which operates the property. Monthly interest payments are made to the Company and the unpaid principal balance currently bears interest at 9.39%. These notes currently require Peak to fund debt service reserves that must maintain a minimum balance of four months of debt service payments. Monthly interest payments are transferred to the Company from these debt service reserves. Annually, this interest rate increases based on a formula dependent in part on increases in the CPI.
(3) During the year ended December 31, 2006, a wholly-owned subsidiary of the Company provided a secured construction mortgage loan of $8.0 million to Boardwalk Ventures, LLC, Grand Slidell, LLC and Esplanade Theatres, LLC for the purpose of constructing a megaplex theatre property in Louisiana. The carrying value of this mortgage note receivable at December 31, 2006 was $8.1 million, including related accrued interest receivable of $65 thousand. This loan was paid in full in October of 2007.
(4) On March 13, 2007, a wholly-owned subsidiary of the Company entered into a secured mortgage loan agreement for $93.0 million with a maturity date of March 12, 2008, which was subsequently amended to $175.0 million with a maturity date of September 30, 2012, with SVV I, LLC for the development of a water-park anchored entertainment village. The Company advanced $95.0 million during the year ended December 31, 2007 under this agreement. The

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
secured property is approximately 368 acres of development land located in Kansas City, Kansas. The carrying value of this mortgage note receivable at December 31, 2007 was $95.7 million, including related accrued interest receivable of $671 thousand. This loan is guaranteed by the Schlitterbahn New Braunfels Group (Bad-Schloss, Inc., Waterpark Management, Inc., Golden Seal Investments, Inc., Liberty Partnership, Ltd., Henry Condo I, Ltd., and Henry-Walnut, Ltd.). Monthly interest payments are made to the Company. SVV I, LLC is a VIE, but it was determined that the Company was not the primary beneficiary of this VIE. The Company’s maximum exposure to loss associated with SVVI, LLC is limited to the Company’s outstanding mortgage note and related accrued interest receivable.
(5) On April 4, 2007, a wholly-owned subsidiary of the Company entered into two secured first mortgage loan agreements totaling $73.5 million with Peak. The Company advanced $56.6 million during the year ended December 31, 2007 under these agreements. The loans are secured by two ski resorts located in Vermont and New Hampshire. Mount Snow is approximately 2,378 acres and is located in both West Dover and Wilmington, Vermont. Mount Attitash is approximately 1,250 acres and is located in Bartlett, New Hampshire. These notes currently require Peak to fund debt service reserves that must maintain a minimum balance of four months of debt service payments. Monthly interest payments are transferred to the Company from these debt service reserves. Annually, this interest rate increases based on a formula dependent in part on increases in the CPI.
(6) On April 4, 2007, a wholly-owned subsidiary of the Company entered into a secured first mortgage loan agreement for $25.0 million with Peak for the further development of Mount Snow. The loan is secured by approximately 696 acres of development land. The carrying value of this mortgage note receivable at December 31, 2007 was $26.9 million, including related accrued interest receivable of $1.9 million.
(7) On October 30, 2007, a wholly-owned subsidiary of the Company entered into a secured first mortgage loan agreement for $31.0 million with Peak. The loan is secured by seven ski resorts located in Missouri, Indiana, Ohio and Pennsylvania with a total of approximately 1,431 acres. Monthly interest payments are made by the Company and the unpaid principal initially bears interest at 9.25%. These notes currently require Peak to fund debt service reserves that must maintain a minimum balance of four months of debt service payments. Monthly interest payments are transferred to the Company from these debt service reserves. Annually, this interest rate increases based on a formula dependent in part on increases in the CPI.
(8) On December 28, 2007, a wholly-owned subsidiary of the Company entered into a secured first mortgage loan agreement for $27.0 million with Prairie Creek Properties, LLC for the development of an approximately 9,000 seat amphitheatre in Hoffman Estates, Illinois. The Company advanced $3.5 million during December of 2007 under this agreement. The secured property is approximately 10 acres of development land located in Hoffman Estates, Illinois. The carrying value of this mortgage note receivable at December 31, 2007, was $3.5 million, including related accrued interest receivable of $3 thousand. This loan is guaranteed by certain individuals associated with Prairie Creek Properties, LLC and has a maturity date that will be 20 years subsequent to the completion of the project. The Company anticipates the maturity date

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
will be approximately June 1, 2029. Prairie Creek Properties, LLC is a VIE, but it was determined that the Company was not the primary beneficiary of this VIE. The Company’s maximum exposure to loss associated with Prairie Creek Properties, LLC is limited to the Company’s outstanding mortgage note and related accrued interest receivable.
(9) On October 31, 2007, a wholly-owned subsidiary of the Company entered into an agreement to guarantee the payment of certain economic development revenue bonds with a total principal amount of $22.0 million, maturing on October 31, 2037 and issued to Southern Theatres for the purpose of financing the development and construction of three megaplex theatres in Louisiana. The Company earns a fee at an annual rate of 1.75% of the principal amount of the bonds, and the fee is payable by Southern Theatres on a monthly basis.
5. Unconsolidated Real Estate Joint Ventures
At December 31, 2007, the Company had a 20.8%, 21.2% and 50.0% investment interest in three unconsolidated real estate joint ventures, Atlantic-EPR I, Atlantic-EPR II and CS Fund I, respectively. The Company accounts for its investment in these joint ventures under the equity method of accounting.
The Company recognized income of $491, $464 and $437 (in thousands) from its investment in the Atlantic-EPR I joint venture during 2007, 2006 and 2005, respectively. The Company also received distributions from Atlantic-EPR I of $556, $533 and $511 (in thousands) during 2007, 2006 and 2005, respectively. Condensed financial information for Atlantic-EPR I is as follows as of and for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	2007	2006	2005
Rental properties, net	$28,501	29,245	29,889
Cash	141	141	141
Long-term debt	15,795	16,146	16,470
Partners’ equity	12,844	13,134	13,452
Rental revenue	4,323	4,239	4,156
Net income	2,280	2,170	2,063
The Company recognized income of $301, $295 and $291 (in thousands) from its investment in the Atlantic-EPR II joint venture during 2007, 2006 and 2005, respectively. The Company also received distributions from Atlantic-EPR II of $345, $341 and $344 (in thousands) during 2007, 2006 and 2005, respectively. Condensed financial information for Atlantic-EPR II is as follows as of and for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	2007	2006	2005
Rental properties, net	$22,419	22,880	23,341
Cash	99	68	114
Long-term debt	13,587	13,877	14,149
Note payable to EPR	117	117	117
Partners’ equity	8,613	8,789	8,984
Rental revenue	2,778	2,778	2,778
Net income	1,304	1,287	1,280

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
The joint venture agreements for Atlantic-EPR I and Atlantic-EPR II allow the Company’s partner, Atlantic of Hamburg, Germany (Atlantic), to exchange up to a maximum of 10% of its ownership interest per year in each of the joint ventures for common shares of the Company or, at the discretion of the Company, the cash value of those shares as defined in each of the joint venture agreements. Atlantic gave the Company notice that effective September 28, 2007 and December 31, 2007 they wanted to exchange a portion of their ownership in Atlantic-EPR I and Atlantic-EPR II. In October of 2007, the Company paid Atlantic cash of $71 and $137 (in thousands) in exchange for additional ownership of .3% and 1.2 % for Atlantic-EPR I and Atlantic-EPR II, respectively. In January of 2008, the Company paid Atlantic cash of $95 (in thousands) in exchange for additional ownership of .5% for Atlantic-EPR I. These exchanges did not impact total partners’ equity in either Atlantic-EPR I or Atlantic-EPR II.
The Company acquired a 50.0% ownership interest in the CS Fund I joint venture on October 30, 2007 in exchange for $39.5 million. The Company recognized income of $791 (in thousands) from its investment in this joint venture and received distributions from CS Fund I of $338 (in thousands) during 2007. Condensed financial information for CS Fund I is as follows as of December 31, 2007 and for the period from October 30, 2007 to December 31, 2007 (in thousands):

2007
Rental properties, net	$76,252
Straight line rent receivable	2,504
Cash	646
Long-term debt	—
Partners’ equity	79,390
Rental revenue	1,892
Net income	1,582
6. Consolidated Real Estate Joint Ventures
The Company acquired a 71.4% ownership interest in New Roc Associates, LP (New Roc) on October 27, 2003 in exchange for cash of $25 million. New Roc owns an entertainment retail center encompassing 446 thousand square feet located in New Rochelle, New York. The results of New Roc’s operations have been included in the consolidated financial statements since the date of acquisition.
As detailed in the limited partnership agreement, income or loss is allocated as follows: first, to the Company to allow its capital account to equal its cumulative preferred return of 10.142% of its original limited partnership investment, or $2.5 million per year; second, to the Company’s partner in New Roc, LRC Industries L.T.D. (LRC), to allow its capital account to equal its cumulative preferred return of 8% of its original limited partnership investment, or $800 thousand per year; third, as necessary to cause the capital account balance of the Company to equal the sum of its cumulative preference amount plus its invested capital; fourth, as necessary to cause the capital account balance of LRC to equal the sum of its cumulative preference amount plus its invested capital; fifth, after giving effect to the above, among the partners as necessary to cause the portion of each partner’s capital account balance exceeding such partner’s total preference

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
amount to be in proportion to the partners’ then respective ownership interests; and sixth, any balance among the partners in proportion to their then respective ownership interests. The Company’s consolidated statements of income include net income related to New Roc of $1.5, $1.9 and $2.5 (in millions) for the years ended December 31, 2007, 2006 and 2005, respectively. As described in Note 7, the Company also had a $10 million note receivable from LRC at December 31, 2007 and a $5 million note receivable from LRC at both December 31, 2006 and 2005.
As detailed in the limited partnership agreement, cash flow is distributed as follows: first, to the Company to allow for a preferred return of 10.142% of its original limited partnership investment, or $2.5 million per year, less a prorata share of capital expenditures; second, to LRC to allow for a preferred return of 8% of its original limited partnership investment, or $800 thousand per year, less a prorata share of capital expenditures; third, in proportion to the partners’ ownership interests for any undistributed capital expenditures; and fourth, until all current year distributions and the amount of debt service payments equals $8.9 million (the Trigger Level), cash flow shall be distributed 85% to the Company and 15% to LRC. After the Trigger Level has been reached for the applicable fiscal year, cash flow shall be distributed 60% to the Company and 40% to LRC. The Company received distributions from New Roc of $2.5 million, $2.3 million and $2.7 million during 2007, 2006 and 2005, respectively.
At any time after March 8, 2007, LRC has the right to exchange its interest in New Roc for common shares of the Company or the cash value of those shares, at the Company’s option, as long as the net operating income (NOI) of New Roc during the preceding 12 months exceeds $8.9 million, and certain other conditions are met. The number of common shares of the Company issuable to LRC would equal 75% of LRC’s capital in New Roc (up to 100% if New Roc’s NOI is between $8.9 million and $10.0 million), divided by the greater of the Company’s book value per share or the average closing price of the Company’s common shares. New Roc’s NOI was approximately $7.9 million for the year ended December 31, 2007 and LRC’s capital in New Roc was approximately $4.0 million.
On May 8, 2007, the Company acquired Class A shares in both LC White Plains Retail LLC and LC White Plains Recreation LLC in exchange for $10.5 million. These two entities (together “the White Plains LLCs”) own City Center at White Plains, a 390 thousand square foot entertainment retail center in White Plains, New York that is anchored by a 15 screen megaplex theatre operated by National Amusements. The Class A shares have an initial capital account balance of $10.5 million, a 66.67% voting interest and a 10% preferred return, as further described below.
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

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
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
The Cappelli Group, LLC as well as the White Plains LLCs are VIEs and the Company has been determined to be the primary beneficiary of each of these VIEs. As further discussed below, the financial statements of these VIEs have been consolidated into the Company’s December 31, 2007 financial statements. The $20 million note between the Company and Cappelli Group, LLC and the related interest income and expense have been eliminated. Cappelli Group’s income statement for the year ended December 31, 2007 is presented below (in thousands):

Equity in losses of White Plains LLCs	$113
Interest expense	1,322

Net loss	$1,435

Pursuant to FIN 46R, the Company consolidated Cappelli Group LLC’s net loss of $1.4 million and recognized a corresponding amount of minority interest income for the year ended December 31, 2007 since the Company’s only variable interest in Cappelli Group LLC is debt and Cappelli Group LLC has sufficient equity to cover its cumulative net loss subsequent to the May 8, 2007 loan transaction with the Company. The Cappelli Group LLC’s equity, after the current year loss allocation, is $3.6 million and is reflected as minority interest in the Company’s consolidated balance sheet at December 31, 2007.

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
The Company also consolidated the net loss of the White Plains LLCs of $164 thousand for the year ended December 31, 2007 of which $51 thousand and $113 thousand was allocated to the Company and to Cappelli Group, LLC, respectively, based on relative cash distributions received from the White Plains LLCs. The $113 thousand of net loss allocated to Cappelli Group LLC has been eliminated in consolidation against Cappelli Group LLC’s corresponding equity in losses of the White Plains LLCs.
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

As of the May 8, 2007 acquisition date, the White Plains LLCs had real estate assets with a fair value of approximately $166.0 million (per a third party appraisal) which included $7.6 million of in-place leases and $0.5 million of net other assets. Amortization expense related to these in-place leases is computed using the straight-line method and was $660 thousand for the year ended December 31, 2007. The weighted average remaining life of these in-place leases at December 31, 2007 was 10.0 years.
The outstanding mortgage debt on the property at the date of the acquisition totaled $119.7 million and consisted of two mortgage notes payable which approximated their fair values. The mortgage note payable to Union Labor Life Insurance Company had a balance of $114.7 million at the date of the acquisition. This note bears interest at 5.6% and requires monthly principal payments of $42 thousand plus interest through October 2009, and $83 thousand plus interest from November 2009 through the maturity date, with a final principal payment due at maturity on October 7, 2010 of $113.5 million. This note can be extended for an additional two to four years at the option of the borrower upon meeting certain conditions outlined in the loan agreement. The mortgage note payable to Empire State Department Corporation (ESDC) had a balance of $5.0 million at the date of the acquisition. This note bears interest at 5.0%, requires monthly payments of interest only and provides for the conversion from construction loan to a ten year permanent loan upon completion of construction. However, as of December 31, 2007, ESDC had not yet completed such conversion.

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
During the year ended December 31, 2007, the Company also has provided a $10.0 million revolving line of credit to City Center Group LLC. This note bears interest at 10%, requires monthly interest payments, and matures on May 8, 2017. The note is secured by rights to the economic interest of the Class C and Class D interests in the White Plains LLCs, and is personally guaranteed by the two shareholders of City Center Group LLC. The Company had advanced the entire $10.0 million against this note at December 31, 2007.
As of December 31, 2007, the Company held a 50% ownership interest in Suffolk. Suffolk owns 25 acres of development land and is in process of developing additional retail square footage adjacent to one of the Company’s megaplex theatres in Suffolk, Virginia. Additionally, as of December 31, 2007, the Company has loaned $7.2 million to Suffolk including related accrued interest receivable of $574 thousand. The note bears interest at a rate of 10%. Suffolk is a VIE and it was determined that the Company is the primary beneficiary of this VIE. Accordingly, the Company consolidates the financial statements of Suffolk and eliminates the note, related accrued interest receivable and payable, as well as related interest income and expense.
As detailed in the operating agreement of Suffolk, cash flow is first disbursed to the Company to reduce the balance owed on the accrued interest receivable and principal on the loan. Once the interest and principal on the loan are paid in full, available cash is allocated to the partners in accordance with their ownership percentages. Net income of the partnership is also allocated to the partners in accordance with their ownership percentages.
7. Notes Receivable
The Company loaned $5 million to its New Roc minority joint venture partner in 2003 in connection with the acquisition of its interest in New Roc. This note is included in accounts and notes receivable, bears interest at 10%, requires monthly interest payments and matures on March 1, 2009. The note is secured by the minority partner’s interest in the partnership. In April 2007, the Company loaned an additional $5 million to the minority partner under this same note agreement. Interest income from these loans was $996 thousand for the year ended December 31, 2007 and $500 thousand for each of the years ended December 31, 2006 and 2005.
The Company loaned $10 million to City Center Group, LLC, a minority joint venture partner of the White Plains LLC’s. This note is included in accounts and notes receivable, bears interest at 10%, requires monthly interest payments, and matures on May 8, 2017. The note is secured by rights to the economic interest of the Class C and Class D interests in the White Plains LLCs, and is personally guaranteed by two of the shareholders of City Center Group LLC. The Company had advanced the entire $10.0 million against this note at December 31, 2007. Interest income from this loan was $261 thousand for the year ended December 31, 2007.
The Company has a note receivable from Mosaica Education, Inc. of $3.5 million at December 31, 2007. This note is included in accounts and notes receivable, bears interest at 9.23%, requires monthly principal and interest payments of approximately $35 thousand and matures on August 1, 2010. The note is secured by certain pledge agreements and other collateral. The Company also has the right to call the note and 120 days after such notice to the borrower, the note becomes due

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
and payable, including all related accrued interest. Interest income from this loan was $351 thousand and $314 thousand for the years ended December 31, 2007 and December 31, 2006, respectively.
The Company has a note receivable from a tenant, Sapphire Wines, LLC, of $5.0 million at December 31, 2007. This note is included in accounts and notes receivable, bears interest at 9.0%, requires monthly interest payments and matures on April 1, 2008. This note is secured by certain pledge agreements and other collateral. Interest income from this loan was $187 thousand for the year ended December 31, 2007.
The Company has other notes receivable totaling $1.4 million with interest rates ranging from 6.33% to 9.50% at December 31, 2007.
8. Long-Term Debt
Long term debt at December 31, 2007 and 2006 consists of the following (in thousands):

	2007	2006
(1) Unsecured revolving variable rate credit facility, due January 31, 2009	$—	25,000
(2) Mortgage note payable, 5.60%, due October 7, 2010	114,417	—
(3) Term loan payable, variable rate, due October 26, 2011	120,000	—
(4) Mortgage note payable, 6.57%-6.73%, due October 1, 2012	48,214	—
(5) Mortgage note payable, 6.63%, due November 1, 2012	26,946	—
(6) Mortgage notes payable, 4.26%-9.012%, due February 10, 2013	131,151	137,267
(7) Mortgage note payable, 6.84%, due March 1, 2014	116,619	102,450
(8) Mortgage note payable, 5.58%, due April 1, 2014	62,745	63,703
(9) Mortgage note payable, 5.56%, due June 5, 2015	34,825	35,316
(10) Mortgage notes payable, 5.77%, due November 6, 2015	76,002	77,484
(11) Mortgage notes payable, 5.84%, due March 6, 2016	42,639	43,435
(12) Mortgage notes payable, 6.37%, due June 30, 2016	30,250	30,760
(13) Mortgage notes payable, 6.10%, due October 1, 2016	27,208	27,676
(14) Mortgage notes payable, 6.02%, due October 6, 2016	20,526	20,883
(15) Mortgage note payable, 6.06%, due March 1, 2017	11,408	—
(16) Mortgage note payable, 6.07%, due April 6, 2017	11,735	—
(17) Mortgage notes payable, 5.73%-5.95%, due May 1, 2017	54,480	—
(18) Mortgage notes payable, 5.86%, due August 1, 2017	27,843	—
(19) Mortgage note payable, 7.37%, due July 15, 2018	13,518	14,286
(20) Mortgage note payable, 6.77%, due July 11, 2028	91,103	93,045
(21) Bond payable, variable rate, due October 1, 2037	10,635	—
(22) Mortgage note payable, 5.50%	4,000	4,000
(23) Mortgage note payable, 5.00%	5,000	—

Total	$1,081,264	675,305

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(1) The Company’s $235 million unsecured revolving credit facility is due January 31, 2009, with an extension available at the Company’s option for one additional year. The note requires monthly payments of interest at LIBOR plus 130-175 basis points, depending on the Company’s leverage, as defined, with the outstanding principal due at maturity. The amount that the Company is able to borrow on their unsecured revolving credit facility is a function of the values and advance rates, as defined by the credit agreement, assigned to the assets included in the borrowing base less outstanding letters of credit and less other liabilities that are recourse obligations of the Company. As of December 31, 2007, the Company’s total availability under the revolving credit facility was $104.4 million of which none was drawn.
(2) The Company’s mortgage note payable is due October 7, 2010 and can be extended for an additional two to four years at the Company’s option upon meeting certain conditions. The note payable is secured by one theatre and retail mix property, which had a net book value of approximately $156.1 million at December 31, 2007. The note had an initial balance of $115.0 million and requires monthly principal payments of $42 thousand plus interest through October 2009, and $83 thousand plus interest from November 2009 through the maturity date, with a final principal payment due at maturity of $113.5 million.
(3) The Company’s term loan is due October 26, 2011 with a one year extension available at the Company’s option. The term loan has a stated interest rate of LIBOR plus 175 basis points and is secured by one theatre, four wineries, four vineyards, and one ski resort, which had a total net book value of approximately $76.4 million at December 31, 2007. In addition, the loan is secured by five mortgage notes receivable, which had a carrying value of approximately $191.3 million including accrued interest receivable at December 31, 2007. The loan had an initial balance of $120.0 million and bears interest at LIBOR plus 175 basis points (6.63% at December 31, 2007). Due to interest rate swaps entered into on November 26, 2007, $114.0 million of the principal amount bears interest at an effective rate of 5.81%. Interest is payable monthly. Principal payments of $300 thousand are required quarterly with a final principal payment at maturity of $115.2 million.
(4) The Company’s mortgage notes payable due October 1, 2012 are secured by two theatre properties, which had a net book value of approximately $38.9 million at December 31, 2007. The notes had an initial balance of $48.4 million and the monthly payments are based on a 20 year amortization schedule. The notes require monthly principal and interest payments of approximately $365 thousand with a final principal payment at maturity of approximately $42.0 million.
(5) The Company’s mortgage note payable due November 1, 2012 is secured by one theatre property, which had a net book value of approximately $27.6 million at December 31, 2007. The note had an initial balance of $27.0 million and the monthly payments are based on a 20 year amortization schedule. The note requires monthly principal and interest payments of approximately $203 thousand with a final principal payment at maturity of approximately $23.4 million.

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(6) The Company’s mortgage notes payable due February 10, 2013 are secured by thirteen theatre properties and one theatre and retail mix property, which had a net book value of approximately $220.2 million at December 31, 2007. The notes had an initial balance of $155.5 million of which approximately $98.6 million has monthly payments that are interest only and $56.9 million has monthly payments based on a 10 year amortization schedule. The notes require monthly principal and interest payments of approximately $1.1 million with a final principal payment at maturity of approximately $99.2 million. The weighted average interest rate on these notes is 5.63%.
(7) The Company’s mortgage note payable due March 1, 2014 is secured by four theatre and retail mix properties in Ontario, Canada, which had a net book value of approximately $214.1 million at December 31, 2007. The mortgage note payable is denominated in Canadian dollars (CAD). The note had an initial balance of CAD $128.6 million and the monthly payments are based on a 20 year amortization schedule. The note requires monthly principal and interest payments of approximately CAD $977 thousand with a final principal payment at maturity of approximately CAD $85.6 million. At December 31, 2007 and 2006, the outstanding balance in Canadian dollars was CAD $115.6 million and CAD $119.4 million, respectively.
(8) The Company’s mortgage note payable due April 1, 2014 is secured by one theatre and retail mix property, which had a net book value of approximately $90.8 million at December 31, 2007. The note had an initial balance of $66.0 million and the monthly payments are based on a 30 year amortization schedule. The note requires monthly principal and interest payments of approximately $378 thousand with a final principal payment at maturity of approximately $55.3 million.
(9) The Company’s mortgage note payable due June 5, 2015 is secured by one theatre and retail mix property, which had a net book value of approximately $49.3 million at December 31, 2007. The note had an initial balance of $36.0 million and the monthly payments are based on a 30 year amortization schedule. The note requires monthly principal and interest payments of approximately $206 thousand with a final principal payment at maturity of approximately $30.1 million.
(10) The Company’s mortgage notes payable due November 6, 2015 are secured by six theatre properties, which had a net book value of approximately $86.2 million at December 31, 2007. The notes had an initial balance of $79.0 million and the monthly payments are based on a 25 year amortization schedule. The notes require monthly principal and interest payments of approximately $498 thousand with a final principal payment at maturity of approximately $60.7 million.
(11) The Company’s mortgage notes payable due March 6, 2016 are secured by two theatre properties, which had a net book value of approximately $37.6 million at December 31, 2007. The notes had an initial balance of $44.0 million and the monthly payments are based on a 25 year amortization schedule. The notes require monthly principal and interest payments of approximately $279 thousand with a final principal payment at maturity of approximately $33.9 million.

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(12) The Company’s mortgage notes payable due June 30, 2016 are secured by two theatre properties, which had a net book value of approximately $36.2 million at December 31, 2007. The notes had an initial balance of $31.0 million and the monthly payments are based on a 25 year amortization schedule. The notes require monthly principal and interest payments of approximately $207 thousand with a final principal payment at maturity of approximately $24.4 million.
(13) The Company’s mortgage notes payable due October 1, 2016 are secured by four theatre properties, which had a net book value of approximately $30.7 million at December 31, 2007. The notes had an initial balance of $27.8 million and the monthly payments are based on a 25 year amortization schedule. The notes require monthly principal and interest payments of approximately $180 thousand with a final principal payment at maturity of approximately $21.6 million.
(14) The Company’s mortgage notes payable due October 6, 2016 are secured by three theatre properties, which had a net book value of approximately $22.3 million at December 31, 2007. The notes had an initial balance of $20.9 million and the monthly payments are based on a 25 year amortization schedule. The notes require monthly principal and interest payments of approximately $135 thousand with a final principal payment at maturity of approximately $16.2 million.
(15) The Company’s mortgage note payable due March 1, 2017 is secured by one theatre property, which had a net book value of approximately $11.8 million at December 31, 2007. The note had an initial balance of $11.6 million and the monthly payments are based on a 25 year amortization schedule. The note requires monthly principal and interest payments of approximately $75 thousand with a final principal payment at maturity of approximately $9.0 million.
(16) The Company’s mortgage note payable due April 6, 2017 is secured by one theatre property, which had a net book value of approximately $10.9 million at December 31, 2007. The note had an initial balance of $11.9 million and the monthly payments are based on a 30 year amortization schedule. The note requires monthly principal and interest payments of approximately $77 thousand with a final principal payment at maturity of approximately $9.2 million.
(17) The Company’s mortgage notes payable due May 1, 2017 are secured by five theatre properties, which had a net book value of approximately $48.9 million at December 31, 2007. The notes had an initial balance of $55.0 million and the monthly payments are based on a 25 year amortization schedule. The notes require monthly principal and interest payments of approximately $348 thousand with a final principal payment at maturity of approximately $42.4 million. The weighted average interest rate on these notes is 5.81%.
(18) The Company’s mortgage notes payable due August 1, 2017 are secured by two theatre properties, which had a net book value of approximately $26.3 million at December 31, 2007. The notes had an initial balance of $28.0 million and the monthly payments are based on a 25 year amortization schedule. The notes require monthly principal and interest payments of

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
approximately $178 thousand with a final principal payment at maturity of approximately $21.7 million.
(19) The Company’s mortgage note payable due July 15, 2018 is secured by one theatre property, which had a net book value of approximately $20.5 million at December 31, 2007. The note had an initial balance of $18.9 million and the monthly payments are based on a 20 year amortization schedule. The notes require monthly principal and interest payments of approximately $151 thousand with a final principal payment at maturity of approximately $843 thousand.
(20) The Company’s mortgage note payable due July 11, 2028 is secured by eight theatre properties, which had a net book value of approximately $129.2 million at December 31, 2007. The note had an initial balance of $105.0 million and the monthly payments are based on a 30 year amortization schedule. The note requires monthly principal and interest payments of approximately $689 thousand. This mortgage agreement contains a “hyper-amortization” feature, in which the principal payment schedule is rapidly accelerated, and our principal payments are substantially increased, if we fail to pay the balance of approximately $89.9 million on the anticipated prepayment date of July 11, 2008.
(21) The Company’s bond payable due October 1, 2037 is secured by one theatre, which had a net book value of approximately $11.2 million at December 31, 2007, and bears interest at a variable rate which resets on a weekly basis and was 3.43% at December 31, 2007. The bond requires monthly interest payments with a final principal payment at maturity of approximately $10.6 million.
(22) The Company’s mortgage note payable is secured by one theatre and retail mix property, which had a net book value of approximately $90.8 million at December 31, 2007, and bears interest at 5.50%. The note requires monthly payments of interest only and provides for the conversion from construction loan to a ten year permanent loan upon completion of construction. However, as of December 31, 2007, this conversion had not yet been completed.
(23) The Company’s mortgage note payable is secured by one theatre and retail mix property, which had a net book value of approximately $156.1 million at December 31, 2007, and bears interest at 5.00%. The note requires monthly payments of interest only and provides for the conversion from construction loan to a ten year permanent loan upon completion of construction. However, as of December 31, 2007, this conversion had not yet been completed.
Certain of the Company’s long-term debt agreements contain customary restrictive covenants related to financial and operating performance. At December 31, 2007, the Company was in compliance with all restrictive covenants.

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
Principal payments due on long-term debt obligations subsequent to December 31, 2007 are as follows (in thousands):

Amount
Year:
2008	$112,456
2009	22,756
2010	136,825
2011	140,095
2012	89,865
Thereafter	579,267

Total	$1,081,264

The Company capitalizes a portion of interest costs as a component of property under development. The following is a summary of interest expense, net for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	2007	2006	2005
Interest on credit facilty and mortgage loans	$58,018	46,176	40,159
Amortization of deferred financing costs	2,905	2,713	3,345
Credit facility and letter of credit fees	453	203	699
Interest cost capitalized	(494)	(100)	(160)
Interest income	(377)	(126)	(294)

Interest expense, net	$60,505	48,866	43,749

9. Amendment of Unsecured Revolving Credit Facility
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
10. Derivative Instruments
The Company is exposed to the effect of changes in foreign currency exchange rates and interest rates on its LIBOR based borrowings. The Company limits this risk by following established risk management policies and procedures including the use of derivatives. The Company’s objective in using derivatives is to add stability to reported earnings and to manage its exposure to foreign exchange and interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses foreign currency forwards, cross currency swaps and interest rate swaps.
In 1998, the Company entered into a forward contract in connection with a mortgage note payable

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
due July 2028 to essentially fix the base rate of interest on a notional amount of $105 million. Because of a hyper-amortization feature on this note, as further described in Note 8, it is anticipated that this note will be paid in full prior to maturity in July, 2008, the optional prepayment date. The forward contract settled on June 29, 1998, the closing date of the long-term debt issuance, and the Company incurred a loss of $1.4 million, which is being amortized as an increase to interest expense over the anticipated ten year term of the long-term debt resulting in an effective interest rate of 6.84%. The remaining unamortized amount of $91 thousand and $263 thousand is included in other assets in the accompanying consolidated balance sheets at December 31, 2007 and 2006, respectively.
Additionally, on November 26, 2007, the Company entered into two interest rate swap agreements to fix the interest rate on $114.0 million of the outstanding term loan. These agreements each have a notional amount of $57.0 million, a termination date of October 26, 2012 and a fixed rate of 5.81%.
On June 1, 2007, the Company entered into a cross currency swap with a notional value of $76.0 million Canadian dollars (CAD) and $71.5 million U.S. The swap calls for monthly exchanges from January 2008 through February 2014 with the Company paying CAD based on an annual rate of 17.16% of the notional amount and receiving U.S. dollars based on an annual rate of 17.4% of the notional amount. There is no initial or final exchange of the notional amounts. The net effect of this swap is to lock in an exchange rate of $1.05 CAD per U.S. dollar on approximately $13 million of annual CAD denominated cash flows. The Company had previously entered into forward contracts with monthly settlement dates ranging from January 2008 through March 2008. These contracts have a notional value of $2.2 million CAD and an average exchange rate of 1.13 CAD per U.S. dollar. The Company designated both the cross currency swap and the forward contracts as cash flow hedges.
Additionally, on June 1, 2007, the Company entered into a forward contract with a notional amount of $100 million CAD and a February 2014 settlement date. The exchange rate of this forward contract is approximately $1.04 CAD per U.S. dollar. The Company designated this forward contract as a net investment hedge.
At December 31, 2007, derivatives with a fair value of ($6.5) million were included in other liabilities. The unrealized gain (loss) on derivatives of ($6.5) million and $.01 million is recorded in the consolidated statements of changes in shareholders’ equity and comprehensive income for the years ended December 31, 2007 and 2006, respectively.  No hedge ineffectiveness was recognized for the years ended December 31, 2007, 2006 and 2005.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to earnings as monthly payments are made and received on the foreign currency forwards, cross currency swap and interest rate swaps. As of December 31, 2007, the Company estimates that during 2008 $971 thousand will be reclassified from other comprehensive income to earnings. Other expense for the year ended December 31, 2007 includes $1.7 million of net realized losses resulting from regular monthly settlements of foreign currency forward contracts. No such expense was recorded for the years ended December 31, 2006 and 2005.

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
11. Fair Value of Financial Instruments
Management compares the carrying value and the estimated fair value of our financial instruments. The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instruments at December 31, 2007 and 2006:
Mortgage notes receivable and related accrued interest receivable:
At December 31, 2007 and 2006, the Company had mortgage notes receivable with a carrying value, including related accrued interest, of $325.4 million and $76.1 million, respectively. The variable mortgage notes bear interest rates of LIBOR plus 350 basis points and the fixed rate mortgage notes bear interest at rates of 9.25% to 15.00%, and their carrying value approximates fair value.
Cash and cash equivalents, restricted cash:
Due to the highly liquid nature of our short term investments, the carrying values of our cash and cash equivalents and restricted cash approximate the fair market values.
Accounts and notes receivable:
The carrying values of our accounts and notes receivable approximate the fair market value.
Derivative Instruments:
Derivative instruments are carried at their fair market value.
Debt Instruments:
The fair value of the Company’s debt as of December 31, 2007 and 2006 is estimated by discounting the future cash flows of each instrument using current market rates. At December 31, 2007 and 2006, the Company had a carrying value of $130.6 million and $25.0 million, respectively, in variable rate debt outstanding, which management believes represents fair value. As described in Note 10, $114.0 million of variable rate debt outstanding at December 31, 2007 has been converted to a fixed rate by interest rate swap agreements.
At December 31, 2007, the Company had a carrying value of $950.7 million in fixed rate long-term debt outstanding with an average weighted interest rate of approximately 6.04%. Discounting the future cash flows for fixed rate debt using an estimated market rate of 5.92%, management estimates the fixed rate debt’s fair value to be approximately $954.0 million at December 31, 2007.
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
December 31, 2007, 2006 and 2005
Common and preferred dividends payable:
The carrying values of common and preferred dividends payable approximate fair value due to the short term maturities of these amounts.
12. Common and Preferred Shares
Common Shares
The Board of Trustees declared cash dividends totaling $3.04 per common share for the year ended December 31, 2007 and $2.75 per common share for the year ended December 31, 2006.
Of the total dividends calculated for tax purposes, the amounts characterized as ordinary income, return of capital and long-term capital gain for 2007 and 2006 are as follows:
Cash dividends paid per common share for the year ended December 31, 2007:

		Cash	Taxable
	Cash payment	distribution	ordinary	Return of	Long-term	Unrecaptured
Record date	date	per share	income	capital	capital gain	Sec. 1250 gain
12-29-06	01-15-07	$0.6875	0.6482	0.0010	0.0382	0.0091
03-30-07	04-16-07	0.7600	0.7166	0.0012	0.0423	0.0101
06-29-07	07-16-07	0.7600	0.7166	0.0012	0.0423	0.0101
09-28-07	10-15-07	0.7600	0.7166	0.0012	0.0423	0.0101

Total for 2007 (1)		$2.9675	2.7980	0.0045	0.1650	0.0394

		100.0%	94.3%	0.1%	5.6%
Cash dividends paid per common share for the year ended December 31, 2006:

		Cash	Taxable
	Cash payment	distribution	ordinary	Return of	Long-term	Unrecaptured
Record date	date	per share	income	capital	capital gain	Sec. 1250 gain
12-30-05	01-17-06	$0.6250	0.5989	0.0261	—	—
03-31-06	04-17-06	0.6875	0.6588	0.0287	—	—
06-30-06	07-14-06	0.6875	0.6588	0.0287	—	—
09-29-06	10-13-06	0.6875	0.6588	0.0287	—	—

Total for 2006 (1)		$2.6875	2.5753	0.1122	—	—

		100.0%	95.8%	4.2%	—

(1)	Differences between totals and details relate to rounding.
On October 15, 2007, the Company issued 1.4 million common shares at $54.00 per share in a registered public offering. Total net proceeds to the Company after expenses were approximately $73.9 million and were used to pay down the Company’s unsecured revolving credit facility.

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
Series A Preferred Shares
On May 29, 2002, the Company issued 2.3 million 9.50% Series A cumulative redeemable preferred shares (“Series A preferred shares”) in a registered public offering On May 29, 2007, the Company completed the redemption of all 2.3 million outstanding 9.50% Series A preferred shares. The shares were redeemed at a redemption price of $25.39 per share. This price is the sum of the $25.00 per share liquidation preference and a quarterly dividend per share of $0.59375 prorated through the redemption date. In conjunction with the redemption, the Company recognized both a non-cash charge representing the original issuance costs that were paid in 2002 and also other redemption related expenses. The aggregate reduction to net income available to common shareholders was approximately $2.1 million ($0.08 per fully diluted common share) for year ended December 31, 2007.
The Board of Trustees declared cash dividends totaling $.9830 and $2.3750 per Series A preferred share for the years ended December 31, 2007 and 2006, respectively.
Of the total dividends calculated for tax purposes, the amounts characterized as ordinary income, return of capital and long-term capital gain for 2007 and 2006 are as follows:
Cash dividends paid per Series A preferred share for the year ended December 31, 2007:

		Cash	Taxable
	Cash payment	distribution	ordinary	Return of	Long-term
Record date	date	per share	income	capital	capital gain
12-29-06	01-15-07	$0.5938	0.5938	—	—
03-30-07	04-16-07	0.5938	0.5938	—	—
05-29-07	05-29-07	0.3892	0.3892	—	—

Total for 2007 (1)		$1.5767	1.5767	—	—

		100.0%	100.0%	—	—
Cash dividends paid per Series A preferred share for the year ended December 31, 2006:

		Cash	Taxable
	Cash payment	distribution	ordinary	Return of	Long-term
Record date	date	per share	income	capital	capital gain
12-30-05	01-17-06	$0.5938	0.5938	—	—
03-31-06	04-17-06	0.5938	0.5938	—	—
06-30-06	07-14-06	0.5938	0.5938	—	—
09-29-06	10-13-06	0.5938	0.5938	—	—

Total for 2006 (1)		$2.3750	2.3750	—	—

		100.0%	100.0%	—	—

(1)	Differences between totals and details relate to rounding.

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
Series B Preferred Shares
On January 19, 2005, the Company issued 3.2 million 7.75% Series B cumulative redeemable preferred shares (“Series B preferred shares”) in a registered public offering for net proceeds of $77.5 million, before expenses. The Company pays cumulative dividends on the Series B preferred shares from (and including) the date of original issuance in the amount of $1.9375 per share each year, which is equivalent to 7.75% of the $25 liquidation preference per share. Dividends on the Series B preferred shares are payable quarterly in arrears, and began on April 15, 2005. The Company may not redeem the Series B preferred shares before January 19, 2010, except in limited circumstances to preserve the Company’s REIT status. On or after January 19, 2010, the Company may, at its option, redeem the Series B preferred shares in whole at any time or in part from time to time, by paying $25 per share, plus any accrued and unpaid dividends up to and including the date of redemption. The Series B preferred shares generally have no stated maturity, will not be subject to any sinking fund or mandatory redemption, and are not convertible into any of the Company’s other securities. Owners of the Series B preferred shares generally have no voting rights, except under certain dividend defaults. The Board of Trustees declared cash dividends totaling $1.9375 per Series B preferred share for each of the years ended December 31, 2007 and 2006.
Of the total dividends calculated for tax purposes, the amounts characterized as ordinary income, return of capital and long-term capital gain for 2007 and 2006 are as follows:
Cash dividends paid per Series B preferred share for the year ended December 31, 2007:

		Cash	Taxable
	Cash payment	distribution	ordinary	Return of	Long-term
Record date	date	per share	income	capital	capital gain
12-29-06	01-15-07	$0.4844	0.4844	—	—
03-30-07	04-16-07	0.4844	0.4844	—	—
06-29-07	07-16-07	0.4844	0.4844	—	—
09-28-07	10-15-07	0.4844	0.4844	—	—

Total for 2007 (1)		$1.9375	1.9375	—	—

		100.0%	100.0%	—	—
Cash dividends paid per Series B preferred share for the year ended December 31, 2006:

		Cash	Taxable
	Cash payment	distribution	ordinary	Return of	Long-term
Record date	date	per share	income	capital	capital gain
12-30-05	01-17-06	$0.4844	0.4844	—	—
03-31-06	04-17-06	0.4844	0.4844	—	—
06-30-06	07-14-06	0.4844	0.4844	—	—
09-29-06	10-13-06	0.4844	0.4844	—	—

Total for 2006 (1)		$1.9375	1.9375	—	—

		100.0%	100.0%	—	—

(1)	Differences between totals and details relate to rounding.

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
Series C Convertible Preferred Shares
On December 22, 2006, the Company issued 5.4 million 5.75% Series C cumulative convertible preferred shares (“Series C preferred shares”) in a registered public offering for net proceeds of approximately $130.8 million, after expenses. The Company will pay cumulative dividends on the Series C preferred shares from the date of original issuance in the amount of $1.4375 per share each year, which is equivalent to 5.75% of the $25 liquidation preference per share. Dividends on the Series C preferred shares are payable quarterly in arrears, and began on January 15, 2007 with a pro-rated quarterly payment of $0.0359 per share. The Company does not have the right to redeem the Series C preferred shares except in limited circumstances to preserve the Company’s REIT status. The Series C preferred shares have no stated maturity and will not be subject to any sinking fund or mandatory redemption. As of December 31, 2007, the Series C preferred shares are convertible, at the holder’s option, into the Company’s common shares at a conversion rate of 0.3523 common shares per Series C preferred share, which is equivalent to a conversion price of $70.96 per common share. This conversion ratio may increase over time upon certain specified triggering events including if the Company’s common dividend per share exceeds a quarterly threshold of $0.6875.
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
The Board of Trustees declared cash dividends totaling $1.4375 and $.0359 per Series C preferred share for the year ended December 31, 2007 and 2006, respectively. No cash dividends were paid on Series C preferred shares during the year ended December 31, 2006.

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
Of the total dividends calculated for tax purposes, the amounts characterized as ordinary income, return of capital and long-term capital gain for 2007 are as follows:
Cash dividends paid per Series C preferred share for the year ended December 31, 2007:

		Cash	Taxable
	Cash payment	distribution	ordinary	Return of	Long-term
Record date	date	per share	income	capital	capital gain
12-29-06	01-15-07	0.0359	0.0359
03-30-07	04-16-07	0.3594	0.3594	—	—
06-29-07	07-16-07	0.3594	0.3594	—	—
09-28-07	10-15-07	0.3594	0.3594	—	—

Total for 2007 (1)		$1.1141	1.1141	—	—

		100.0%	100.0%	—	—

(1)	Differences between totals and details relate to rounding.
Series D Preferred Shares
On May 25, 2007, the Company issued 4.6 million 7.375% Series D cumulative redeemable preferred shares (“Series D preferred shares”) in a registered public offering for net proceeds of approximately $111.1 million, after expenses. The Company pays cumulative dividends on the Series D preferred shares from the date of original issuance in the amount of $1.844 per share each year, which is equivalent to 7.375% of the $25 liquidation preference per share. Dividends on the Series D preferred shares are payable quarterly in arrears, and were first payable on July 16, 2007 with a pro-rated quarterly payment of $0.1844 per share. The Company may not redeem the Series D preferred shares before May 25, 2012, except in limited circumstances to preserve the Company’s REIT status. On or after May 25, 2012, the Company may, at its option, redeem the Series D preferred shares in whole at any time or in part from time to time, by paying $25 per share, plus any accrued and unpaid dividends up to and including the date of redemption. The Series D preferred shares generally have no stated maturity, will not be subject to any sinking fund or mandatory redemption, and are not convertible into any of the Company’s other securities. Owners of the Series D preferred shares generally have no voting rights, except under certain dividend defaults. The net proceeds from this offering were used to redeem the Company’s 9.50% Series A preferred shares and to pay down the Company’s unsecured revolving credit facility.
The Board of Trustees declared cash dividends totaling $1.1062 per Series D preferred share for the year ended December 31, 2007. No cash dividends were paid on Series D preferred shares during the year ended December 31, 2006.

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
Of the total dividends calculated for tax purposes, the amounts characterized as ordinary income, return of capital and long-term capital gain for 2007 are as follows:
Cash dividends paid per Series D preferred share for the year ended December 31, 2007:

		Cash	Taxable
	Cash payment	distribution	ordinary	Return of	Long-term
Record date	date	per share	income	capital	capital gain
06-29-07	07-16-07	0.1844	0.1844	—	—
09-28-07	10-15-07	0.4609	0.4609	—	—

Total for 2007 (1)		$0.6453	0.6453	—	—

		100.0%	100.0%	—	—

(1)	Differences between totals and details relate to rounding
13. Earnings Per Share
The following table summarizes the Company’s common shares used for computation of basic and diluted earnings per share for the years ended December 31, 2007, 2006 and 2005 (amounts in thousands except per share information):

	Year Ended December 31, 2007
	Income	Shares	Per Share
	(numerator)	(denominator)	Amount
Basic earnings:
Income from continuing operations	$100,647	26,690	$3.77
Preferred dividend requirements	(21,312)	—	(0.80)
Series A preferred share redemption costs	(2,101)	—	(0.08)

Income from continuing operations available to common shareholders	77,234	26,690	2.89
Effect of dilutive securities:
Share options	—	375	(0.04)
Nonvested common share grants	—	106	(0.01)

Diluted earnings: Income from continuing operations	$77,234	27,171	$2.84

Income from continuing operations available to common shareholders	$77,234	26,690	$2.89
Income from discontinued operations	4,017	—	0.15

Income available to common shareholders	81,251	26,690	3.04
Effect of dilutive securities:
Share options	—	375	(0.04)
Nonvested common share grants	—	106	(0.01)

Diluted earnings	$81,251	27,171	$2.99

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005

	Year Ended December 31, 2006
	Income	Shares	Per Share
	(numerator)	(denominator)	Amount
Basic earnings:
Income from continuing operations	$81,751	26,147	$3.13
Preferred dividend requirements	(11,857)	—	(0.46)

Income from continuing operations available to common shareholders	69,894	26,147	2.67
Effect of dilutive securities:
Share options	—	372	(0.03)
Nonvested common share grants	—	108	(0.01)

Diluted earnings: Income from continuing operations	$69,894	26,627	$2.63

Income from continuing operations available to common shareholders	$69,894	26,147	$2.67
Income from discontinued operations	538	—	0.02

Income available to common shareholders	70,432	26,147	2.69
Effect of dilutive securities:
Share options	—	372	(0.03)
Nonvested common share grants	—	108	(0.01)

Diluted earnings	$70,432	26,627	$2.65

	Year Ended December 31, 2005
	Income	Shares	Per Share
	(numerator)	(denominator)	Amount
Basic earnings:
Income from continuing operations	$68,994	25,019	$2.76
Preferred dividend requirements	(11,353)	—	(0.45)

Income from continuing operations available to common shareholders	57,641	25,019	2.31
Effect of dilutive securities:
Share options	—	345	(0.03)
Nonvested common share grants	—	140	(0.02)

Diluted earnings: Income from continuing operations	$57,641	25,504	$2.26

Income from continuing operations available to common shareholders	$57,641	25,019	$2.31
Income from discontinued operations	66	—	0.00

Income available to common shareholders	57,707	25,019	2.31
Effect of dilutive securities:
Share options	—	345	(0.03)
Nonvested common share grants	—	140	(0.02)

Diluted earnings	$57,707	25,504	$2.26

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
The additional 1.9 million common shares that would result from the conversion of the Company’s Series C convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted earnings per share because the effect is antidilutive.
14. Equity Incentive Plan
All grants of common shares and options to purchase common shares were issued under the 1997 Share Incentive Plan prior to May 9, 2007, and under the 2007 Equity Incentive Plan on and after May 9, 2007. Under the 2007 Equity Incentive Plan, an aggregate of 950,000 common shares and options to purchase common shares, subject to adjustment in the event of certain capital events, may be granted. At December 31, 2007, there were 934,240 shares available for grant under the 2007 Equity Incentive Plan.
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

	Number of	Option price			Weighted avg.
	shares	per share			exercise price
Outstanding at
December 31, 2004	980,677	$14.00	—	$39.80	$22.99
Exercised	(215,137)	14.13	—	34.26	19.57
Granted	124,636	41.65	—	43.75	42.27

Outstanding at
December 31, 2005	890,176	$14.00	—	$43.75	$26.52
Exercised	(16,326)	16.05	—	41.65	18.77
Granted	107,823	40.55	—	42.46	41.86

Outstanding at
December 31, 2006	981,673	$14.00	—	$43.75	$28.33
Exercised	(181,620)	16.05	—	41.65	28.68
Granted	106,945	60.03	—	65.50	64.15

Outstanding at
December 31, 2007	906,998	$14.00	—	$65.50	$32.49

The weighted average fair value of options granted was $7.91, 5.19 and $3.47 during 2007, 2006 and 2005, respectively. The intrinsic value of stock options exercised was $6.1 million, $0.4 million and $5.6 million during the years ended December 31, 2007, 2006 and 2005, respectively.

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
At December 31, 2007, stock-option expense to be recognized in future periods was $1.1 million as follows (in thousands):

Amount
Year:
2008	$357
2009	319
2010	241
2011	157
2012	5
Total	$1,079

The following table summarizes outstanding options at December 31, 2007:

Exercise	Options	Weighted avg.	Weighted avg.	Aggregate intrinsic
price range	outstanding	life remaining	exercise price	value (in thousands)
$14.00 - 19.99	190,141	2.6
20.00 - 29.99	310,377	5.0
30.00 - 39.99	96,628	6.3
40.00 - 49.99	202,907	7.9
50.00 - 59.99	—	—
60.00 - 65.50	106,945	9.1

	906,998	5.8	$32.49	$14,997

The following table summarizes exercisable options at December 31, 2007:

Exercise	Options	Weighted avg.	Weighted avg.	Aggregate intrinsic
price range	outstanding	life remaining	exercise price	value (in thousands)
$14.00 - 19.99	190,141	2.6
20.00 - 29.99	244,837	4.9
30.00 - 39.99	55,195	6.3
40.00 - 49.99	50,237	7.9

	540,410	4.5	$24.01	$12,422

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
Nonvested Shares
A summary of the Company’s nonvested share activity and related information is as follows:

		Weighted avg.
	Number of	grant date	Weighted avg.
	shares	fair value	life remaining
Outstanding at
December 31, 2006	169,554	$39.50
Granted	128,563	65.17
Vested	(59,564)	37.61

Outstanding at
December 31, 2007	238,553	53.80	1.3

The holders of nonvested shares have voting rights and receive dividends from the date of grant. These shares vest ratably over a period of three to five years. The fair value of the nonvested shares that vested was $3.5 million, $2.2 million and $2.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. At December 31, 2007, unamortized share-based compensation expense related to nonvested shares was $7.4 million and will be recognized in future periods as follows (in thousands):

Amount
Year:
2008	$2,369
2009	2,111
2010	1,654
2011	1,290

Total	$7,424

15. Related Party Transactions
In 2000, the Company loaned an aggregate of $3.5 million to Company executives. The loans were made in order for the executives to purchase common shares of the Company at the market value of the shares on the date of the loan, as well as to repay borrowings on certain amounts previously loaned. The loans are recourse to the executives’ assets and bear interest at 6.24%, are due on January 1, 2011 and interest is payable at maturity. Interest income from these loans totaled $369 thousand, $347 thousand and $327 thousand for the years ended December 31, 2007, 2006 and 2005, respectively. These loans were issued with terms that include a Loan Forgiveness Program, under which the compensation committee of the Board of Trustees may forgive a portion of the above referenced indebtedness after application of proceeds from the sale of shares, following a change in control of the Company. The compensation committee may also forgive the debt incurred upon termination of employment by reason of death, disability, normal retirement or without cause. At December 31, 2007 and 2006, accrued interest receivable on these loans, included in other assets in the accompanying consolidated balance sheets, was $2.7 million and $2.4 million, respectively.

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
The Company loaned $5 million to its New Roc minority joint venture partner in 2003 in connection with the acquisition of its interest in New Roc. During 2007, the Company loaned an additional $5 million to the same partner. See Note 7 for additional information on this note.
The Company loaned $10 million to a minority joint venture partner of the White Plains entities in 2007 in connection with the acquisition of its interest in these entities. See Note 7 for additional information on this note.
16. Operating Leases
The Company’s rental properties are leased under operating leases with expiration dates ranging from 3 to 25 years. Future minimum rentals on non-cancelable tenant leases at December 31, 2007 are as follows (in thousands):

Amount
Year:
2008	$189,011
2009	189,370
2010	188,800
2011	174,639
2012	163,591
Thereafter	1,201,143

Total	$2,106,554

The Company leases its executive office from an unrelated landlord and such lease expires in December, 2009. Rental expense for this lease totaled approximately $212 thousand, $206 thousand and $200 thousand in 2007, 2006 and 2005, respectively, and is included as a component of general and administrative expense in the accompanying consolidated statements of income. Future minimum lease payments under this lease at December 31, 2007 are as follows (in thousands):

Amount
Year:
2008	$317
2009	322

Total	$639

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
17. Quarterly Financial Information (unaudited)
Summarized quarterly financial data for the years ended December 31, 2007 and 2006 are as follows (in thousands, except per share data):

	March 31	June 30	September 30	December 31
2007:
Total revenue	$50,773	57,616	61,598	65,716
Net income	22,911	28,275	26,350	27,128
Net income available to common shareholders	18,054	20,939	20,740	21,518
Basic net income per per common share	0.69	0.79	0.79	0.78
Diluted net income per common share	0.67	0.78	0.77	0.77

	March 31	June 30	September 30	December 31
2006:
Total revenue	$46,116	51,701	48,861	49,315
Net income	19,041	21,138	20,716	21,394
Net income available to common shareholders	16,125	18,222	17,800	18,285
Basic net income per common share	0.63	0.69	0.68	0.70
Diluted net income per common share	0.62	0.68	0.66	0.68
All periods have been adjusted to reflect the impact of the operating property sold during 2007, which is reflected as discontinued operations on the accompanying consolidated statements of income for the years ended December 31, 2007, 2006 and 2005.
The quarterly financial information for the periods ended March 31, June 30, and September 30, 2006 are different than as previously presented in the Company’s interim financial statements due to the implementation of SAB 108 as described in Note 19. Such implementation increased previously reported total revenue and net income by $343 thousand ($0.01 per share) for each of the periods then ended. Additionally, certain reclassifications have been made to the prior period amounts to conform to the current period presentation.

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
18. Discontinued Operations
Included in discontinued operations for the years ended December 31, 2007, 2006 and 2005 is one parcel including two leased properties sold in 2007, aggregating 107 thousand square feet.
The operating results relating to assets sold are as follows (in thousands):

	Year ended December 31,
	2007	2006	2005
Rental revenue	$186	$411	$276
Tenant reimbursements	64	167	3
Other income	700	357	—

Total revenue	950	935	279

Property operating expense	115	263	89
Depreciation and amortization	58	134	124

Income before gain on sale of real estate	777	538	66
Gain on sale of real estate	3,240	—	—

Net income	$4,017	$538	$66

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

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
20. Commitments and Contingencies
As of December 31, 2007, the Company had one theatre development project under construction for which it has agreed to finance the development costs. The theatre is expected to have a total of 12 screens and the development costs are expected to be approximately $13.2 million. Through December 31, 2007, the Company had not yet invested any funds in this project, but has commitments to fund the $13.2 million in improvements. Development costs will be advanced by the Company in periodic draws. If the Company determines that construction is not being completed in accordance with the terms of the development agreement, the Company can discontinue funding construction draws. The Company has agreed to lease the theatre to the operator at a pre-determined rate.
As discussed in Note 6, the Company held a 50% ownership interest in Suffolk which is developing additional retail square footage adjacent to one of the Company’s megaplex theatres in Suffolk, Virginia. The Company’s joint venture partner is the developer of the project and Suffolk has committed to pay the developer a development fee of $1.2 million of which $.7 million has been paid through December 31, 2007.
As further described in Note 4, the Company has provided a guarantee of the payment of certain economic development revenue bonds totaling $22.0 million for which the Company earns a fee at an annual rate of 1.75% over the 30 year term of the bond. The Company evaluated this guarantee in connection with the provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). Based on certain criteria, FIN 45 requires a guarantor to record an asset and a liability at inception. Accordingly, the Company has recorded $4.0 million as a deferred asset included in accounts receivable and $4.0 million included in other liabilities in the accompanying consolidated balance sheet as of December 31, 2007 which represents management’s best estimate of the fair value of the guarantee at inception which will be realized over the term of the guarantee. No amounts have been accrued as a loss contingency related to this guarantee because payment by the Company is not probable.
The Company has certain unfunded commitments related to its mortgage note investments that it may be required to fund in the future. The Company is generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of December 31, 2007, the Company had four mortgage notes receivable with unfunded commitments totaling approximately $99.9 million. If such commitments are funded in the future, interest will be charged at rates consistent with the existing investments.
21. Subsequent Events
On January 11, 2008, a wholly-owned subsidiary of the Company obtained a non-recourse mortgage loan of $17.5 million. This mortgage is secured by a theatre property located in Garland, Texas. The mortgage loan bears interest at 6.19%, matures on February 1, 2018, and requires monthly principal and interest payments of $127 thousand with a final principal payment at maturity of $11.6 million.

Entertainment Properties Trust
Schedule II — Valuation and Qualifying Accounts
December 31, 2007

	Balance at	Additions	Deductions	Balance at
Description	December 31, 2006	During 2007	During 2007	December 31, 2007
Reserve for Doubtful Accounts	1,123,000	1,301,000	(1,341,000)	1,083,000

See accompanying report of independent registered public accounting firm.

Entertainment Properties Trust Schedule II — Valuation and Qualifying Accounts December 31, 2006

	Balance at	Additions	Deductions	Balance at
Description	December 31, 2005	During 2006	During 2006	December 31, 2006
Reserve for Doubtful Accounts	244,000	1,127,000 *	(248,000)	1,123,000

* Additions during 2006 include $877,000 in bad debt expense and $250,000 recorded in conjunction with the Company’s implementation of SAB 108.

See accompanying report of independent registered public accounting firm.

Entertainment Properties Trust Schedule II — Valuation and Qualifying Accounts December 31, 2005

	Balance at	Additions	Deductions	Balance at
Description	December 31, 2004	During 2005	During 2005	December 31, 2005
Reserve for Doubtful Accounts	93,000	482,000	(331,000)	244,000
See accompanying report of independent registered public accounting firm.

Entertainment Properties Trust
Schedule III — Real Estate and Accumulated Depreciation
December 31, 2007
(Dollars in thousands)

			Initial cost			Gross Amount at December 31, 2007
				Buildings,	Additions (Sales)		Buildings,
				Equipment &	Subsequent to		Equipment &		Accumulated	Date	Depreciation
Description	Market	Encumbrance	Land	improvements	acquisition	Land	improvements	Total	depreciation	acquired	life
Grand 24	Dallas, TX	$10,413	3,060	15,281	—	3,060	15,281	18,341	3,629	11/97	40 years
Mission Valley 20	San Diego, CA	9,100	—	16,028	—	—	16,028	16,028	3,807	11/97	40 years
Promenade 16	Los Angeles, CA	15,967	6,021	22,104	—	6,021	22,104	28,125	5,250	11/97	40 years
Ontario Mills 30	Los Angeles, CA	14,177	5,521	19,450	—	5,521	19,450	24,971	4,619	11/97	40 years
Lennox 24	Columbus, OH	7,202	—	12,685	—	—	12,685	12,685	3,013	11/97	40 years
West Olive 16	St. Louis, MO	9,985	4,985	12,602	—	4,985	12,602	17,587	2,993	11/97	40 years
Studio 30	Houston, TX	14,796	6,023	20,037	—	6,023	20,037	26,060	4,759	11/97	40 years
Huebner Oaks 24	San Antonio, TX	9,463	3,006	13,662	—	3,006	13,662	16,668	3,245	11/97	40 years
First Colony 24	Houston, TX	18,413	—	19,100	67	—	19,167	19,167	4,792	11/97	40 years
Oakview 24	Omaha, NE	19,212	5,215	16,700	59	5,215	16,759	21,974	4,190	11/97	40 years
Leawood 20	Kansas City, MO	15,264	3,714	12,086	43	3,714	12,129	15,843	3,032	11/97	40 years
On The Border	Dallas, TX	—	879	—	—	879	—	879	—	11/97	n/a
Bennigans	Dallas, TX	—	565	—	1,000	565	1,000	1,565	383	11/97	20 years
Bennigans	Houston, TX	—	652	—	750	652	750	1,402	287	11/97	20 years
Texas Land & Cattle	Dallas, TX	—	1,519	—	—	1,519	—	1,519	—	11/97	n/a
Gulf Pointe 30	Houston, TX	26,099	4,304	21,496	76	4,304	21,572	25,876	5,348	2/98	40 years
South Barrington 30	Chicago, IL	26,946	6,577	27,723	98	6,577	27,821	34,398	6,839	3/98	40 years
Mesquite 30	Dallas, TX	22,116	2,912	20,288	72	2,912	20,360	23,272	4,920	4/98	40 years
Hampton Town Center 24	Norfolk, VA	14,121	3,822	24,678	88	3,822	24,766	28,588	5,882	6/98	40 years
Pompano 18	Pompano Beach, FL	10,583	6,771	9,899	2,425	6,771	12,324	19,095	2,901	8/98	40 years
Raleigh Grand 16	Raleigh, NC	6,831	2,919	5,559	—	2,919	5,559	8,478	1,297	8/98	40 years
Paradise 24	Miami, FL	21,320	2,000	13,000	8,512	2,000	21,512	23,512	4,751	11/98	40 years
Aliso Viejo 20	Los Angeles, CA	21,320	8,000	14,000	—	8,000	14,000	22,000	3,150	12/98	40 years
Bosie Stadium 20	Boise, ID	15,297	—	16,003	—	—	16,003	16,003	3,601	12/98	40 years
Texas Roadhouse Grill	Atlanta, GA	—	886	—	—	886	—	886	—	3/99	n/a
Roadhouse Grill	Atlanta, GA	—	868	—	—	868	—	868	—	3/99	n/a
Woodridge 18	Chicago, IL	7,497	9,926	8,968	—	9,926	8,968	18,894	1,906	6/99	40 years
Cary Crossroads 20	Cary, NC	8,025	3,352	11,653	155	3,352	11,808	15,160	2,362	6/99	40 years
Tampa Palms 20	Tampa, FL	9,504	6,000	12,809	—	6,000	12,809	18,809	2,588	6/99	40 years
Palms Promenade	San Diego, CA	12,619	7,500	17,750	—	7,500	17,750	25,250	3,513	6/99	40 years
Westminster 24	Denver, CO	13,518	5,850	17,314	—	5,850	17,314	23,164	2,633	12/01	40 years
Westminster Promenade	Denver, CO	—	6,204	12,600	5,483	6,204	18,083	24,287	2,462	12/01	40 years
Westbank Palace 10	Westbank, LA	8,448	4,378	12,330	—	4,378	12,330	16,708	1,798	3/02	40 years
Houma Palace 10	Houma, LA	4,752	2,404	6,780	—	2,404	6,780	9,184	989	3/02	40 years
Hammond Palace 10	Hammond, LA	4,620	2,404	6,780	(565)	1,839	6,780	8,619	989	3/02	40 years
Elmwood Palace 10	Elmwood, LA	12,144	5,264	14,820	—	5,264	14,820	20,084	2,161	3/02	40 years
Clearview Palace 12	Clearview, LA	6,336	—	11,740	—	—	11,740	11,740	1,712	3/02	40 years
Sterling Forum 30	Sterling Heights, MI	14,784	5,975	17,956	3,400	5,975	21,356	27,331	3,462	6/02	40 years
Olathe Studio 30	Olathe, KS	10,560	4,000	15,935	—	4,000	15,935	19,935	2,191	6/02	40 years
Cherrydale 16	Greenville, SC	4,356	1,600	6,400	—	1,600	6,400	8,000	880	6/02	40 years
Cherrydale Shops	Greenville, SC	—	60	1,170	—	60	1,170	1,230	161	6/02	40 years
Livonia	Livonia, MI	12,091	4,500	17,525	—	4,500	17,525	22,025	2,373	8/02	40 years
Hoffman 22	Alexandria, VA	12,144	—	22,035	—	—	22,035	22,035	2,892	10/02	40 years
Little Rock Rave	Little Rock, AR	10,486	3,858	7,990	—	3,858	7,990	11,848	1,015	12/02	40 years

Subtotals carried over to next page		$460,504	153,494	554,936	21,663	152,929	577,164	730,093	118,772

Entertainment Properties Trust
Continued Schedule III — Real Estate and Accumulated Depreciation
December 31, 2007
(Dollars in thousands)

			Initial cost			Gross Amount at December 31, 2007
				Buildings,	Additions (Sales)		Buildings,
				Equipment &	Subsequent to		Equipment &		Accumulated	Date	Depreciation
Description	Market	Encumbrance	Land	improvements	acquisition	Land	improvements	Total	depreciation	acquired	life
Subtotal from previous page	n/a	$460,504	153,494	554,936	21,663	152,929	577,164	730,093	118,772	n/a	n/a
AmStar Cinema 16	Macon, GA	6,450	1,982	5,056	—	1,982	5,056	7,038	600	3/03	40 years
Johnny Carino’s	Mesquite, TX	—	789	990	—	789	990	1,779	120	3/03	40 years
Star Southfield Center	Southfield, MI	—	8,000	20,518	2,799	8,000	23,317	31,317	3,697	5/03	40 years
Southwind 12	Lawrence, KS	4,754	1,500	3,526	—	1,500	3,526	5,026	404	6/03	40 years
New Roc City	New Rochelle, NY	66,745	6,100	97,601	226	6,100	97,827	103,927	13,088	10/03	40 years
Harbour View Station	Suffolk, VA	—	3,256	9,206	—	3,256	9,206	12,462	959	11/03	40 years
Columbiana Grande 14	Columbiana, SC	8,177	1,000	10,534	(2,447)	1,000	8,087	9,087	877	11/03	40 years
The Grande 18	Hialeah, FL	—	7,985	—	—	7,985	—	7,985	—	12/03	n/a
Kanata Centrum	Toronto, Ontario	38,630	12,711	46,357	19,893	12,711	66,250	78,961	5,805	3/04	40 years
Oakville Centrum	Toronto, Ontario	31,570	12,711	29,951	4,820	12,711	34,771	47,482	3,007	3/04	40 years
Mississauga Centrum	Toronto, Ontario	21,106	11,701	22,283	11,445	11,701	33,728	45,429	2,833	3/04	40 years
Whitby Centrum	Toronto, Ontario	25,313	12,912	27,815	17,446	12,912	45,261	58,173	4,307	3/04	40 years
Deer Valley 30	Phoenix, AZ	15,489	4,276	15,934	—	4,276	15,934	20,210	1,494	3/04	40 years
Mesa Grand 24	Phoenix, AZ	15,613	4,446	16,565	—	4,446	16,565	21,011	1,553	3/04	40 years
Hamilton 24	Hamilton, NJ	17,317	4,869	18,143	—	4,869	18,143	23,012	1,701	3/04	40 years
Conroe Grande Theatre	Conroe, TX	—	1,836	8,230	—	1,836	8,230	10,066	513	7/04	40 years
Grand Prairie 18	Peoria, IL	—	2,948	11,177	—	2,948	11,177	14,125	955	7/04	40 years
Lafayette Grand 16	Lafayette, LA	9,077	1,935	8,383	—	1,935	8,383	10,318	716	7/04	40 years
Vland Multi-tenant Retail	Chicago, IL	—	1,936	—	114	2,050	—	2,050	—	7/04	n/a
Stir Crazy	Chicago, IL	—	1,983	900	—	1,983	900	2,883	195	10/04	15 years
Northeast Mall 18	Hurst, TX	14,637	5,000	11,729	1,015	5,000	12,744	17,744	989	11/04	40 years
The Grand D’Iberville 14	Biloxi, MS	11,408	2,001	8,043	2,432	2,001	10,475	12,476	686	12/04	40 years
Melbourne 16	Melbourne, FL	—	3,817	8,830	320	3,817	9,150	12,967	686	12/04	40 years
Splitz	Westminster, CO	—	—	2,213	335	—	2,548	2,548	184	12/04	40 years
Mayfaire Cinema 16 Plex	Wilmington, NC	7,716	1,650	7,047	—	1,650	7,047	8,697	514	2/05	40 years
RMP Chatanooga 18	Chatanooga, TN	12,579	2,798	11,467	—	2,798	11,467	14,265	812	3/05	40 years
Burbank Village	Burbank, CA	34,825	16,584	35,016	109	16,584	35,125	51,709	2,433	3/05	40 years
Savannah Land	Savannah, GA	—	2,783	—	5	2,788	—	2,788	—	5/05	n/a
Washington Square	Indianapolis, IN	5,075	1,481	4,565	—	1,481	4,565	6,046	285	6/05	40 years
Etouffee	Southfield, MI	—	—	1,200	54	—	1,254	1,254	71	8/05	40 years
Asahi Sushi Bar	Houston, TX	—	1,482	1,365	(170)	1,237	1,440	2,677	229	8/05	15 years
Hattiesburg Theatre	Hattiesburg, MS	10,300	1,978	7,733	2,432	1,978	10,165	12,143	496	9/05	40 years
Mad River Mountain	Bellefontaine, OH	6,225	5,108	5,994	1,500	5,251	7,351	12,602	571	11/05	40 years
Manchester Stadium 16	Fresno, CA	11,735	7,600	11,613	—	7,600	11,613	19,213	682	12/05	40 years
Modesto Stadium 10	Modesto, CA	4,844	2,542	3,910	—	2,542	3,910	6,452	204	12/05	40 years
Sizzler	Arroyo Grande, CA	—	444	534	—	444	534	978	28	12/05	40 years
Arroyo Grande Stadium 10	Arroyo Grande, CA	4,999	2,641	3,810	—	2,641	3,810	6,451	198	12/05	40 years
Auburn Stadium 10	Auburn, CA	6,471	2,178	6,185	—	2,178	6,185	8,363	322	12/05	40 years
Columbia 14	Columbia, MD	—	—	12,204	—	—	12,204	12,204	534	3/06	40 years
Firewheel 18	Garland TX	—	8,028	14,825	—	8,028	14,825	22,853	649	3/06	40 years
Oak Village Cinema 14	Garner, NC	—	1,305	6,899	—	1,305	6,899	8,204	287	4/06	40 years
Grand 18	Winston-Salem, NC	—	3,616	12,153	—	3,616	12,153	15,769	456	7/06	40 years

Subtotals carried over to next page		$851,559	331,406	1,085,440	83,991	330,858	1,169,979	1,500,837	172,910

Entertainment Properties Trust
Continued Schedule III — Real Estate and Accumulated Depreciation
December 31, 2007
(Dollars in thousands)

			Initial cost			Gross Amount at December 31, 2007
				Buildings,	Additions (Sales)		Buildings,
				Equipment &	Subsequent to		Equipment &		Accumulated	Date	Depreciation
Description	Market	Encumbrance	Land	improvements	acquisition	Land	improvements	Total	depreciation	acquired	life
Subtotal from previous page	n/a	$851,559	331,406	1,085,440	83,991	330,858	1,169,979	1,500,837	172,910	n/a	n/a
Huntsville 18	Huntsville, AL	—	3,508	14,802	—	3,508	14,802	18,310	493	8/06	40 years
Cityplace 14	Kalamazoo, MI	—	5,125	12,216	—	5,125	12,216	17,341	331	12/06	40 years
Bayou 15	Pensacola, FL	—	5,316	15,099	—	5,316	15,099	20,415	378	12/06	40 years
Havens Wine Cellars	Yountville, CA	—	2,527	4,873	400	2,527	5,273	7,800	204	12/06	40 years
Grand Theatre 16	Slidell, LA	10,635	—	11,499	—	—	11,499	11,499	287	12/06	40 years
Duncan Peak Winery	Hopland, CA	—	1,015	5,724	2,980	1,015	8,704	9,719	159	04/07	40 years
City Center	White Plains, NY	119,417	28,201	130,022	—	28,201	130,022	158,223	2,170	05/07	40 years
Pier Park Grand 16	Panama City Beach, FL	—	6,486	11,156	—	6,486	11,156	17,642	163	05/07	40 years
Kalispell Stadium 14	Kalispell, MT	—	2,505	7,323	—	2,505	7,323	9,828	61	07/07	40 years
Austell Promenade	Austell, GA	—	1,596	—	—	1,596	—	1,596	—	08/07	n/a
EOS Estate Winery	Pasa Robles, CA	10,521	1,576	19,725	—	1,576	19,725	21,301	228	08/07	40 years

Cosentino Wineries	Pope Valley, Lockeford, and Clements, CA	10,275	7,371	13,431	—	7,371	13,431	20,802	197	08/07	40 years
Four Seasons Station Grand 18	Greensboro, NC	—	—	12,606	—	—	12,606	12,606	26	11/07	40 years
Mortgage Note Related Encumbrances		78,857	—	—	—	—	—	—	—
Development Property	Various	—	23,001	—	—	23,001	—	23,001	—	various	n/a

Total		$1,081,264	419,633	1,343,916	87,371	419,085	1,431,835	1,850,920	177,607

Entertainment Properties Trust
Schedule III — Real Estate and Accumulated Depreciation (continued)
Reconciliation
(Dollars in thousands)
December 31, 2007

Real Estate:
Reconciliation:
Balance at beginning of the year	$1,556,811
Acquisition and development of rental properties during the year	299,235
Disposition of rental properties during the year	(5,126)

Balance at close of year	$1,850,920

Accumulated Depreciation
Reconciliation:
Balance at beginning of the year	$141,636
Depreciation during the year	35,971

Balance at close of year	$177,607

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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

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
Report of Independent Registered Public Accounting Firm
The Board of Trustees
Entertainment Properties Trust:
We have audited Entertainment Properties Trust’s (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control -

Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 25, 2008 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
KPMG LLP
Kansas City, Missouri
February 25, 2008
Item 9B. Other Information
None
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 7, 2008 (the “Proxy Statement”), contains under the captions “Election of Trustees”, “Company Governance”, “Executive Officers”, and “Section 16(a) Beneficial Ownership Reporting Compliance” the information required by Item 10 of this Annual Report on Form 10-K, which information is incorporated herein by this reference.
We have adopted a Code of Business Conduct and Ethics that applies to our Chief Executive Officer, Chief Financial Officer, and all other officers, employees and trustees. The Code may be viewed on our website at www.eprkc.com and is available in print to any person who requests it.
Item 11. Executive Compensation
The Proxy Statement contains under the captions “Election of Trustees”, “Executive Compensation”, and “Compensation Committee Report”, the information required by Item 11 of this Annual Report on Form 10-K, which information is incorporated herein by this reference.
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

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2007 and 2006
Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Comprehensive Income for the years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006, and 2005.
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

ENTERTAINMENT PROPERTIES TRUST
Dated: February 25, 2008	By /s/ David M. Brain
David M. Brain, President – Chief Executive Officer
(Principal Executive Officer)

Dated: February 25, 2008	By /s/ Mark A. Peterson
Mark A. Peterson, Vice President – Chief Financial
Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature and Title	Date

/s/ Robert J. Druten Robert J. Druten, Chairman of the Board	February 25, 2008

/s/ David M. Brain David M. Brain, President, Chief Executive Officer (Principal Executive Officer) and Trustee	February 25, 2008

/s/ Mark A. Peterson Mark A. Peterson, Vice-President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 25, 2008

/s/ Morgan G. Earnest, II Morgan G. Earnest, II, Trustee	February 25, 2008

/s/ James A. Olson James A. Olson, Trustee	February 25, 2008

/s/ Barrett Brady Barrett Brady, Trustee	February 25, 2008

Exhibit Index
The Company has incorporated by reference certain exhibits as specified below pursuant to Rule 12b-32 under the Exchange Act
3.1	Amended and Restated Declaration of Trust of the Company, which is attached as Exhibit 3.2 to the Company’s Form 8-K (Commission File No. 001-13561) filed on June 7, 1999, is hereby incorporated by reference as Exhibit 3.1

3.2	Amendment to Amended and Restated Declaration of Trust of the Company, which is attached as Exhibit 3.1 to the Company’s Form 8-K (Commission File No. 001-13561) filed on January 11, 2005, is hereby incorporated by reference as Exhibit 3.2

3.3	Amendment to Amended and Restated Declaration of Trust of Entertainment Properties Trust filed December 19, 2006, which is attached as Exhibit 3.1 to the Company’s Form 8-K (Commission File No. 001-13561) filed December 21, 2006, is hereby incorporated by reference as Exhibit 3.3

3.4	Amendment to Amended and Restated Declaration of Trust of Entertainment Properties Trust filed May 1, 2007, which is attached as Exhibit 3.1 to the Company’s Form 8-K (Commission File No. 001-13561) filed May 4, 2007, is hereby incorporated by reference as Exhibit 3.4

3.5	Articles Supplementary designating the powers, preferences and rights of the 9.50% Series A Cumulative Redeemable Preferred Shares, which is attached as Exhibit 4.4 to the Company’s Form 8-A12B (Commission File No. 001-13561) filed on May 24, 2002, is hereby incorporated by reference as Exhibit 3.5

3.6	Articles Supplementary designating the powers, preferences and rights of the 7.75% Series B Cumulative Redeemable Preferred Shares, which is attached as Exhibit 4.6 to the Company’s Form 8-A12BA (Commission File No. 001-13561) filed on January 14, 2005, and to the Company’s Form 8-K filed on January 14, 2005, is hereby incorporated by reference as Exhibit 3.6

3.7	Articles Supplementary designating the powers, preferences and rights of the 5.75% Series C Cumulative Convertible Preferred Shares, which is attached as Exhibit 3.2 to the Company’s Form 8-K (Commission File No. 001-13561) filed December 21, 2006, is hereby incorporated by reference as Exhibit 3.7

3.8	Articles Supplementary designating the powers, preferences and rights of the 7.375% Series D Cumulative Redeemable Preferred Shares, which is attached as Exhibit 3.2 to the Company’s Form 8-K (Commission File No. 001-13561) filed May 4, 2007, is hereby incorporated by reference as Exhibit 3.8

3.9	Bylaws of the Company, which are attached as Exhibit 3.3 to the Company’s Form 8-K (Commission File No. 001-13561) filed on June 7, 1999, are hereby incorporated by reference as Exhibit 3.9

4.1	Form of share certificate for common shares of beneficial interest of the Company, which is attached as Exhibit 4.5 to the Company’s Registration Statement on Form S-11, as amended, (Registration No. 333-35281), is hereby incorporated by reference as Exhibit 4.1

4.2	Form of 9.50% Series A Cumulative Redeemable Preferred Share Certificate, which is attached as Exhibit 4.5 to the Company’s Form 8-A12B (Commission File No. 001-13561) filed on May 24, 2002, is hereby incorporated by reference as Exhibit 4.2

4.3	Form of 7.75% Series B Cumulative Redeemable Preferred Share Certificate, which is attached as Exhibit 4.7 to the Company’s Form 8-A12B (Commission File No. 001-13561) filed on January 12, 2005, is hereby incorporated by reference as Exhibit 4.3

4.4	Form of 5.75% Series C Cumulative Convertible Preferred Shares Certificate, which is attached as Exhibit 4.1 to the Company’s Form 8-K (Commission File No. 001-13561) filed December 21, 2006, is hereby incorporated by reference as Exhibit 4.4

4.5	Form of 7.375% Series D Cumulative Redeemable Preferred Shares Certificate, which is attached as Exhibit 4.1 to the Company’s Form 8-K (Commission File No. 001-13561) filed May 4, 2007, is hereby incorporated by reference as Exhibit 4.5

4.6	Amended and Restated Master Credit Agreement dated January 31, 2006 among 30 West Pershing, LLC, Entertainment Properties Trust, EPR Hialeah, Inc., WestCol Center, LLC, EPT Melbourne, Inc. and KeyBank National Association as Administrative Agent and Lender, KeyBanc Capital Markets as Sole Lead Arranger and Sole Book Manager, Royal Bank of Canada as Syndication Agent, JP Morgan Chase Bank, N.A. as Documentation Agent and the other Lenders party thereto, which is attached as Exhibit 10.1 to the Company’s Form 8-K/A (Commission File No. 001-13561) filed March 15, 2006, is hereby incorporated by reference as Exhibit 4.6

4.7	Amendment No. 1 to Amended and Restated Master Credit Agreement dated April 18, 2007 among 30 West Pershing, LLC, EPR Hialeah, Inc., WestCol Center, LLC, EPT Melbourne, Inc., Entertainment Properties Trust and the Lenders, KeyBank National Association as Administrative Agent and KeyBanc Capital Markets as Sole Lead Arranger and Sole Book Manager, which is attached as Exhibit 10.1 to the Company’s Form 8-K (Commission File No. 001-13561) filed April 20, 2007, is hereby incorporated by reference as Exhibit 4.7

4.8	Master Credit Agreement, dated as of October 26, 2007, among Entertainment Properties Trust, EPT 301, LLC, KeyBank National Association, as Administrative Agent and Lender, KeyBanc Capital Markets, as Sole Lead Arranger and Sole Book Manager, and the other lenders party thereto and Morgan Stanley Bank, as documentation agent thereto, which is attached as Exhibit 4.1 to the Company’s Form 8-K (Commission File No. 001-13561) filed on October 31, 2007, is hereby incorporated by reference as Exhibit 4.8

4.9	Collateral Pledge and Security Agreement, dated as of October 26, 2007, by and between Entertainment Properties Trust and KeyBank National Association, individually and as administrative agent for itself and the lenders under the Master Credit Agreement dated October 26, 2007, which is attached as Exhibit 4.2 to the Company’s Form 8-K

(Commission File No. 001-13561) filed on October 31, 2007, is hereby incorporated by reference as Exhibit 4.9

4.10	Registration Rights Agreement among Entertainment Properties Trust, Whitby Centrum Limited Partnership, Oakville Centrum Limited Partnership, Kanata Centrum Limited Partnership, Courtney Square Limited Partnership and 2041197 Ontario Ltd., dated February 24, 2004, which is attached as Exhibit 10.10 to the Company’s Form 8-K/A (Commission File No. 001-13561) filed on March 16, 2004, is hereby incorporated by reference as Exhibit 4.10

4.11	Agreement Regarding Ownership Limit Waiver between the Company and Cohen & Steers Capital Management, Inc., which is attached as Exhibit 4.7 to the Company’s Form 8-K (Commission File No. 001-13561) filed on January 19, 2005, is hereby incorporated by reference as Exhibit 4.11

4.12	Agreement Regarding Ownership Limit Waiver between the Company and ING Clarion Real Estate Securities , which is attached as Exhibit 4.1 to the Company’s Form 8-K (Commission File No. 001-13561) filed on May 14, 2007, is hereby incorporated by reference as Exhibit 4.12

10.1	Mississauga Entertainment Centrum Agreement dated November 14, 2003 among Courtney Square Ltd., EPR North Trust and Entertainment Properties Trust, which is attached as Exhibit 10.1 to the Company’s Form 8-K (Commission File No. 001-13561) filed March 15, 2004, is hereby incorporated by reference as Exhibit 10.1

10.2	Oakville Entertainment Centrum Agreement dated November 14, 2003 among Penex Winston Ltd., EPR North Trust and Entertainment Properties Trust, which is attached as Exhibit 10.2 to the Company’s Form 8-K (Commission File No. 001-13561) filed March 15, 2004, is hereby incorporated by reference as Exhibit 10.2

10.3	Whitby Entertainment Centrum Agreement dated November 14, 2003 among Penex Whitby Ltd., EPR North Trust and Entertainment Properties Trust, which is attached as Exhibit 10.3 to the Company’s Form 8-K (Commission File No. 001-13561) filed March 15, 2004, is hereby incorporated by reference as Exhibit 10.3

10.4	Kanata Entertainment Centrum Agreement dated November 14, 2003 among Penex Kanata Ltd., Penex Main Ltd., EPR North Trust and Entertainment Properties Trust, which is attached as Exhibit 10.4 to the Company’s Form 8-K (Commission File No. 001-13561) filed March 15, 2004, is hereby incorporated by reference as Exhibit 10.4

10.5	Amending Agreements among Courtney Square Ltd., EPR North Trust and Entertainment Properties Trust, which are attached as Exhibit 10.5 to the Company’s Form 8-K (Commission File No. 001-13561) filed March 15, 2004, are hereby incorporated by reference as Exhibit 10.5

10.6	Amending Agreements among Penex Winston Ltd., EPR North Trust and Entertainment Properties Trust, which are attached as Exhibit 10.6 to the Company’s Form 8-K (Commission File No. 001-13561) filed March 15, 2004, are hereby incorporated by reference as Exhibit 10.6

10.7	Amending Agreements among Penex Whitby Ltd., EPR North Trust and Entertainment Properties Trust, which are attached as Exhibit 10.7 to the Company’s Form 8-K (Commission File No. 001-13561) filed March 15, 2004, are hereby incorporated by reference as Exhibit 10.7

10.8	Amending Agreements among Penex Kanata Ltd., Penex Main Ltd., EPR North Trust and Entertainment Properties Trust, which are attached as Exhibit 10.8 to the Company’s Form 8-K (Commission File No. 001-13561) filed March 15, 2004, are hereby incorporated by reference as Exhibit 10.8

10.9	Note Purchase Agreement dated February 24, 2004 among Entertainment Properties Trust and Courtney Square Limited Partnership, Whitby Centrum Limited Partnership, Oakville Centrum Limited Partnership and Kanata Centrum Limited Partnership, which is attached as Exhibit 10.9 to the Company’s Form 8-K (Commission File No. 001-13561) filed March 15, 2004, is hereby incorporated by reference as Exhibit 10.9

10.10	Form of Indemnification Agreement entered into between the Company and each of its trustees and officers, which is attached as Exhibit 10.8 to Amendment No. 1, filed October 28, 1997, to the Company’s Registration Statement on Form S-11 (Registration No. 333-35281), is hereby incorporated by reference as Exhibit 10.10

10.11	Form of Indemnification Agreement, which is attached as Exhibit 10.2 to the Company’s Form 8-K (Commission File No. 001-13561) filed on May 14, 2007, is hereby incorporated by reference as Exhibit 10.11

10.12	Deferred Compensation Plan for Non-Employee Trustees, which is attached as Exhibit 10.10 to Amendment No. 2, filed November 5, 1997, to the Company’s Registration Statement on Form S-11 (Registration No. 333-35281), is hereby incorporated by reference as Exhibit 10.12

10.13	Annual Incentive Program, which is attached as Exhibit 10.11 to Amendment No. 2, filed November 5, 1997, to the Company’s Registration Statement on Form S-11 (Registration No. 333-35281), is hereby incorporated by reference as Exhibit 10.13

10.14	First Amended and Restated 1997 Share Incentive Plan included as Appendix D to the Company’s definitive proxy statement filed April 8, 2004 (Commission File No. 001-13561), is hereby incorporated by reference as Exhibit 10.14

10.15	Form of 1997 Share Incentive Plan Restricted Shares Award Agreement, which is attached as Exhibit 10.14 to the Company’s Form 10-K (Commission File No. 001-13561) filed February 28, 2007, is hereby incorporated by reference as Exhibit 10.15

10.16	Form of Option Certificate Issued Pursuant to Entertainment Properties Trust 1997 Share Incentive Plan, which is attached as Exhibit 10.15 to the Company’s Form 10-K (Commission File No. 001-13561) filed February 28, 2007, is hereby incorporated by reference as Exhibit 10.16

10.17	2007 Equity Incentive Plan, which is attached as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-142831) filed on May 11, 2007, is hereby incorporated by reference as Exhibit 10.17

10.18	Form of 2007 Equity Incentive Plan Nonqualified Share Option Agreement for Employee Trustees, which is attached as Exhibit 10.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-142831) filed on May 11, 2007, is hereby incorporated by reference as Exhibit 10.18

10.19	Form of 2007 Equity Incentive Plan Nonqualified Share Option Agreement for Non-Employee Trustees, which is attached as Exhibit 10.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-142831) filed on May 11, 2007, is hereby incorporated by reference as Exhibit 10.19

10.20	Form of 2007 Equity Incentive Plan Restricted Shares Agreement for Employees, which is attached as Exhibit 10.4 to the Company’s Registration Statement on Form S-8 (Registration No. 333-142831) filed on May 11, 2007, is hereby incorporated by reference as Exhibit 10.20

10.21	Form of 2007 Equity Incentive Plan Restricted Shares Agreement for Non-Employee Trustees, which is attached as Exhibit 10.5 to the Company’s Registration Statement on Form S-8 (Registration No. 333-142831) filed on May 11, 2007, is hereby incorporated by reference as Exhibit 10.21

10.22*	Employment Agreement, entered into as of February 28, 2007, by Entertainment Properties Trust and David M. Brain, which is attached as Exhibit 10.16 to the Company’s Form 10-K (Commission File No. 001-13561) filed February 28, 2007, is hereby incorporated by reference as Exhibit 10.22

10.23*	Employment Agreement, entered into as of February 28, 2007, by Entertainment Properties Trust and Gregory K. Silvers, which is attached as Exhibit 10.17 to the Company’s Form 10-K (Commission File No. 001-13561) filed February 28, 2007, is hereby incorporated by reference as Exhibit 10.23

10.24*	Employment Agreement, entered into as of February 28, 2007, by Entertainment Properties Trust and Mark A. Peterson, which is attached as Exhibit 10.18 to the Company’s Form 10-K (Commission File No. 001-13561) filed February 28, 2007, is hereby incorporated by reference as Exhibit 10.24

10.25*	Employment Agreement, entered into as of February 28, 2007, by Entertainment Properties Trust and Michael L. Hirons, which is attached as Exhibit 10.19 to the Company’s Form 10-K (Commission File No. 001-13561) filed February 28, 2007, is hereby incorporated by reference as Exhibit 10.25

10.26	Form of Loan Agreement, dated as of June 29, 1998, between EPT DownREIT II, Inc., as Borrower, and Archon Financial, L.P., as Lender, which is attached as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (Commission File No. 001-13561), is hereby incorporated by reference as Exhibit 10.26

10.27	Limited Partnership Interest Purchase Agreement, dated October 27, 2003, among EPT New Roc GP, Inc., EPT New Roc, LLC, LRC Industries, Inc., DKH — New Roc Associates, L.P., LC New Roc Inc. and New Roc Associates, L.P., which is attached as Exhibit 10.1 to the Company’s Form 8-K dated October 27, 2003 and filed November

12, 2003 (Commission File No. 001-13561), is hereby incorporated by reference as Exhibit 10.27

10.28	Second Amended and Restated Agreement of Limited Partnership of New Roc Associates, L.P., which is attached as Exhibit 10.2 to the Company’s Form 8-K filed November 12, 2003 (Commission File No. 001-13561), is hereby incorporated by reference as Exhibit 10.28

10.29	Loan Agreement, dated February 27, 2003, among Flik, Inc., as Borrower, EPT DownREIT, Inc., as Indemnitor, and Secore Financial Corporation, as Lender, which is attached as Exhibit 10.21 to the Company’s Form 8-K filed March 4, 2003 (Commission File No. 001-13561), is hereby incorporated by reference as Exhibit 10.29

10.30	Agreement with Fred L. Kennon which is attached as Exhibit 10.1 to the Company’s Form 10-Q (Commission File No. 001-13561) filed August 3, 2006, is hereby incorporated by reference as Exhibit 10.30

12.1	Computation of Ratio of Earnings to Fixed Charges is attached hereto as Exhibit 12.1

12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Distributions is attached hereto as Exhibit 12.2

21	The list of the Company’s Subsidiaries is attached hereto as Exhibit 21

23	Consent of KPMG LLP is attached hereto as Exhibit 23

31.1	Certification of David M. Brain pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached hereto as Exhibit 31.1

31.2	Certification of Mark A. Peterson pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached hereto as Exhibit 31.2

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is attached hereto as Exhibit 32.1

32.2	Certification by Chief Financial Officer pursuant to 18 USC 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is attached hereto as Exhibit 32.2

*	Management Contracts