Form 10-Q
period 2008-03-31
ENTERTAINMENT PROPERTIES TRUST
filed 2008-04-30
CIK 1045450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
At April 29, 2008, there were 30,625,852 common shares of beneficial interest outstanding.

FORWARD LOOKING STATEMENTS

Certain statements contained or incorporated by reference herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements may refer to financial condition, results of operations, plans, objectives, future financial performance and business of the Company. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans” “would,” “may” or other similar expressions in this Quarterly Report on Form 10-Q. In addition, references to our budgeted amounts are forward looking statements. These forward-looking statements represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. For further discussion of these factors see “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 26, 2008 and, to the extent applicable, our Quarterly Reports on Form 10-Q.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
ENTERTAINMENT PROPERTIES TRUST
Consolidated Balance Sheets
(Dollars in thousands except share data)

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Rental properties, net of accumulated depreciation of $186,926 and $177,607 at March 31, 2008 and December 31, 2007, respectively	$1,640,879	$1,648,621
Property under development	21,317	23,001
Mortgage notes and related accrued interest receivable	338,984	325,442
Investment in joint ventures	42,165	42,331
Cash and cash equivalents	10,571	15,170
Restricted cash	10,871	12,789
Intangible assets, net	15,677	16,528
Deferred financing costs, net	10,348	10,361
Accounts and notes receivable, net	72,695	61,193
Other assets	17,904	16,197

Total assets	$2,181,411	$2,171,633

Liabilities and Shareholders’ Equity

Liabilities:
Accounts payable and accrued liabilities	$20,612	$26,598
Common dividends payable	23,697	21,344
Preferred dividends payable	5,611	5,611
Unearned rents and interest	6,124	10,782
Long-term debt	1,106,336	1,081,264

Total liabilities	1,162,380	1,145,599
Minority interests	17,610	18,141
Shareholders’ equity:
Common Shares, $.01 par value; 50,000,000 shares authorized; and 29,046,620 and 28,878,285 shares issued at March 31, 2008 and December 31, 2007, respectively	290	289
Preferred Shares, $.01 par value; 25,000,000 shares authorized; 3,200,000 Series B shares issued at March 31, 2008 and December 31, 2007; liquidation preference of $80,000,000	32	32
5,400,000 Series C convertible shares issued at March 31, 2008 and December 31, 2007; liquidation preference of $135,000,000	54	54
4,600,000 Series D shares issued at March 31, 2008 and December 31, 2007; liquidation preference of $115,000,000	46	46
Additional paid-in-capital	1,027,885	1,023,598
Treasury shares at cost: 836,646 and 793,676 common shares at March 31, 2008 and December 31, 2007, respectively	(25,059)	(22,889)
Loans to shareholders	(3,525)	(3,525)
Accumulated other comprehensive income	29,590	35,994
Distributions in excess of net income	(27,892)	(25,706)

Shareholders’ equity	1,001,421	1,007,893

Total liabilities and shareholders’ equity	$2,181,411	$2,171,633

See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST
Consolidated Statements of Income
(Unaudited)
(Dollars in thousands except per share data)

	Three Months Ended March 31,
	2008	2007
Rental revenue	$49,122	$42,868
Tenant reimbursements	5,672	3,636
Other income	711	781
Mortgage and other financing income	10,354	3,488

Total revenue	65,859	50,773
Property operating expense	7,061	4,561
Other expense	936	607
General and administrative expense	4,413	3,232
Interest expense, net	17,468	11,417
Depreciation and amortization	10,672	8,262

Income before equity in income from joint ventures, minority interest and discontinued operations	25,309	22,694
Equity in income from joint ventures	1,282	198
Minority interest	531	—

Income from continuing operations	$27,122	$22,892
Discontinued operations:
Income from discontinued operations	—	18

Net income	27,122	22,910
Preferred dividend requirements	(5,611)	(4,856)

Net income available to common shareholders	$21,511	$18,054

Per share data:
Basic earnings per share data:
Income from continuing operations available to common shareholders	$0.77	$0.69
Income from discontinued operations	—	—

Net income available to common shareholders	$0.77	$0.69

Diluted earnings per share data:
Income from continuing operations available to common shareholders	$0.76	$0.67
Income from discontinued operations	—	—

Net income available to common shareholders	$0.76	$0.67

Shares used for computation (in thousands):
Basic	27,843	26,282
Diluted	28,191	26,820
Dividends per common share	$0.84	$0.76

See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST
Consolidated Statement of Changes in Shareholders’ Equity
Three Months Ended March 31, 2008
(Unaudited)
(Dollars in thousands)

								Accumulated
					Additional			other	Distributions
	Common Stock		Preferred Stock		paid-in	Treasury	Loans to	comprehensive	in excess of
	Shares	Par	Shares	Par	capital	shares	shareholders	income	net income	Total
Balance at December 31, 2007	28,878	$289	13,200	$132	$1,023,598	$(22,889)	$(3,525)	$35,994	$(25,706)	$1,007,893
Issuance of nonvested shares, including nonvested shares issued for the payment of bonuses	121	1	—	—	1,991	—	—	—	—	1,992
Amortization of nonvested shares	—	—	—	—	795	—	—	—	—	795
Share option expense	—	—	—	—	113	—	—	—	—	113
Foreign currency translation adjustment	—	—	—	—	—	—	—	(8,143)	—	(8,143)
Change in unrealized loss on derivatives	—	—	—	—	—	—	—	1,739	—	1,739
Net income	—	—	—	—	—	—	—	—	27,122	27,122
Purchase of 16,771 common shares for treasury	—	—	—	—	—	(777)	—	—	—	(777)
Issuances of common shares	3	—	—	—	122	—	—	—	—	122
Stock option exercises, net	45	—	—	—	1,266	(1,393)	—	—	—	(127)
Dividends to common and preferred shareholders	—	—	—	—	—	—	—	—	(29,308)	(29,308)

Balance at March 31, 2008	29,047	$290	13,200	$132	$1,027,885	$(25,059)	$(3,525)	$29,590	$(27,892)	$1,001,421

See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST
Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2008	2007
Net income	$27,122	$22,910
Other comprehensive income (loss):
Foreign currency translation adjustment	(8,143)	1,400
Change in unrealized gain (loss) on derivatives	1,739	(175)

Comprehensive income	$20,718	$24,135

     See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2008	2007
Operating activities:
Net income	$27,122	$22,910
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest	(531)	—
Income from discontinued operations	—	(18)
Equity in income from joint ventures	(1,282)	(198)
Distributions from joint ventures	1,486	224
Depreciation and amortization	10,672	8,262
Amortization of deferred financing costs	800	662
Share-based compensation expense to management and trustees	996	781
Increase in mortgage notes accrued interest receivable	(4,844)	(2,745)
Increase in accounts receivable	(1,357)	(23)
Increase in other assets	(1,013)	(1,379)
Decrease in accounts payable and accrued liabilities	(1,797)	(331)
Decrease in unearned rents	(4,188)	(472)

Net operating cash provided by continuing operations	26,064	27,673
Net operating cash provided by discontinued operations	—	53

Net cash provided by operating activities	26,064	27,726

Investing activities:
Acquisition of rental properties and other assets	(3,904)	(16,725)
Investment in mortgage notes receivable	(12,299)	(35,921)
Investment in promissory notes receivable	(10,150)	(5,000)
Additions to properties under development	(4,554)	(7,433)

Net cash used in investing activities	(30,907)	(65,079)

Financing activities:
Proceeds from long-term debt facilities	51,153	100,415
Principal payments on long-term debt	(22,102)	(42,095)
Deferred financing fees paid	(833)	(142)
Net proceeds from issuance of common shares	71	197
Impact of stock option exercises, net	(127)	(835)
Purchase of common shares for treasury	(777)	(1,448)
Distributions paid to minority interests	—	(133)
Dividends paid to shareholders	(26,955)	(21,314)

Net cash provided by financing activities	430	34,645
Effect of exchange rate changes on cash	(186)	49

Net decrease in cash and cash equivalents	(4,599)	(2,659)
Cash and cash equivalents at beginning of the period	15,170	9,414

Cash and cash equivalents at end of the period	$10,571	$6,755

Supplemental information continued on next page.

ENTERTAINMENT PROPERTIES TRUST
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)
Continued from previous page.

	Three Months Ended March 31,
	2008	2007
Supplemental schedule of non-cash activity:
Transfer of property under development to rental property	$6,138	$264
Issuance of nonvested shares at fair value, including nonvested shares issued for payment of bonuses	$5,696	$8,402
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$16,961	$11,015
Cash paid during the period for income taxes	$256	$317
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
2. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. In addition, operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
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
The consolidated balance sheet as of December 31, 2007 has been derived from the audited consolidated balance sheet at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission (SEC) on February 26, 2008.
Revenue Recognition
Rents that are fixed and determinable are recognized on a straight-line basis over the minimum terms of the leases. Base rent escalation on leases that are dependent upon increases in the Consumer Price Index (CPI) is recognized when known. Straight-line rent receivable is included in accounts receivable and was $21.9 million and $20.8 million at March 31, 2008 and December 31, 2007, respectively. In addition, most of the Company’s tenants are subject to additional rents if gross revenues of the properties exceed certain thresholds defined in the lease agreements (percentage rents). Percentage rents are recognized at the time when specific triggering events occur as provided by the lease agreements. Percentage rents of $576 thousand and $474 thousand were recognized during the three months ended March 31, 2008 and 2007, respectively. Lease termination fees are recognized when the related leases are canceled and the Company has no obligation to provide services to such former tenants. No termination fees were recognized during the three months ended March 31, 2008 and 2007.
Concentrations of Risk
American Multi-Cinema, Inc. (AMC) is the lessee of a substantial portion (51%) of the megaplex theatre rental properties held by the Company (including joint venture properties) at March 31, 2008 as a result of a series of sale leaseback transactions pertaining to a number of AMC megaplex theatres. A substantial portion of the Company’s rental revenues (approximately $24.4 million, or 50%, and $23.3 million, or 54%, for the three months ended March 31, 2008 and 2007, respectively) result from the rental payments by AMC under the leases, or its parent, AMC Entertainment, Inc. (AMCE), as the guarantor of AMC’s obligations under the leases. AMCE had total assets of $4.1 billion and $4.4 billion, total liabilities of $2.7 billion and $3.2 billion and total stockholders’ equity of $1.4 billion and $1.2 billion at March 29, 2007 and March 30, 2006, respectively. AMCE had net earnings of $134.1 million for the fifty-two weeks ended March 29, 2007 and net loss of $190.9 million for the fifty-two weeks ended March 30, 2006. In addition, AMCE had net earnings of $47.9 million for the thirty-nine weeks ended December 27, 2007 and a net loss of $25.4 million for the thirty-nine weeks eneded December 28, 2006. AMCE has publicly held debt and accordingly, its consolidated financial information is publicly available.
For the three months ended March 31, 2008 and 2007, respectively, approximately $9.7 million, or 15%, and $8.1 million, or 16%, of total revenue was derived from the Company’s four entertainment retail centers in Ontario, Canada. For the three months ended March 31, 2008 and 2007, respectively, approximately $14.0 million, or 21%, and $10.6 million, or 21%, of our total revenue was derived from the Company’s four entertainment retail centers in Ontario, Canada combined with the mortgage financing interest related to the Company’s mortgage note receivable held in Canada and initially funded on June 1, 2005. The Company’s wholly owned subsidiaries that hold the Canadian entertainment retail centers, third party debt and mortgage note receivable represent approximately $231.6 million or 23% and $233.3 million or 23% of the Company’s net assets as of March 31, 2008 and December 31, 2007, respectively.
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
The Company accounts for share based compensation under the Financial Accounting Standard (SFAS) No. 123R “Share-Based Payment.” Share based compensation expense consists of share option expense, amortization of nonvested share grants and shares issued to Trustees for payment of their annual retainers. Share based compensation is included in general and administrative expense in the accompanying consolidated statements of income, and totaled $996 thousand and $781 thousand for the three months ended March 31, 2008 and 2007, respectively.

Share Options
Share options are granted to employees pursuant to the Long-Term Incentive Plan and to Trustees for their service to the Company. The fair value of share options granted is estimated at the date of grant using the Black-Scholes option pricing model. Share options granted to employees vest over a period of five years and share option expense for these options is recognized on a straight-line basis over the vesting period. Share options granted to Trustees vest immediately but shares issued upon exercise cannot be sold or transferred for a period of one year from the grant date. Share option expense for Trustees is recognized on a straight-line basis over the year of service by the Trustees.
The expense related to share options included in the determination of net income for the three months ended March 31, 2008 and 2007 was $113 thousand and $107 thousand, respectively. The following assumptions were used in applying the Black-Scholes option pricing model at the grant dates: risk-free interest rate of 3.2% and 4.8% for the three months ended March 31, 2008 and 2007, respectively, dividend yield of 6.7% and 5.4% for the three months ended March 31, 2008 and 2007, respectively, volatility factors in the expected market price of the Company’s common shares of 23.2% and 19.5% for the three months ended March 31, 2008 and 2007, respectively, no expected forfeitures and an expected life of eight years. The Company uses historical data to estimate the expected life of the option and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Additionally, expected volatility is computed based on the average historical volatility of the Company’s publicly traded shares.
Nonvested Shares Issued to Employees
The Company grants nonvested shares to employees pursuant to both the Annual Incentive Program and the Long-Term Incentive Plan. The Company amortizes the expense related to the nonvested shares awarded to employees under the Long-Term Incentive Plan and the premium awarded under the nonvested share alternative of the Annual Incentive Program on a straight-line basis over the future vesting period (three or five years). Total expense recognized related to all nonvested shares was $795 thousand and $634 thousand for the three months ended March 31, 2008 and 2007, respectively.
Shares Issued to Trustees
The Company issues shares to Trustees for payment of their annual retainers. These shares vest immediately but may not be sold for a period of one year from the grant date. This expense is amortized by the Company on a straight-line basis over the year of service by the Trustees. Total expense recognized related to shares issued to Trustees was $88 thousand and $40 thousand for the three months ended March 31, 2008 and 2007, respectively.
Reclassifications
Certain reclassifications have been made to the prior period amounts to conform to the current period presentation.

3. Rental Properties
The following table summarizes the carrying amounts of rental properties as of March 31, 2008 and December 31, 2007 (in thousands):

	March 31, 2008	December 31, 2007
	(Unaudited)
Buildings and improvements	$1,413,824	$1,412,812
Furniture, fixtures & equipment	26,882	25,005
Land	387,099	388,411

	1,827,805	1,826,228
Accumulated depreciation	(186,926)	(177,607)

Total	$1,640,879	$1,648,621

Depreciation expense on rental properties was $9.3 million and $7.8 million for the three months ended March 31, 2008 and 2007, respectively.
4. Unconsolidated Real Estate Joint Ventures
At March 31, 2008, the Company had a 20.6%, 21.2% and 50.0% investment interest in three unconsolidated real estate joint ventures, Atlantic-EPR I, Atlantic-EPR II and JERIT CS Fund I (CS Fund I), respectively. The Company accounts for its investment in these joint ventures under the equity method of accounting.
The Company recognized income of $126 and $120 (in thousands) from its investment in the Atlantic-EPR I joint venture during the first three months of 2008 and 2007, respectively. The Company also received distributions from Atlantic-EPR I of $144 and $136 (in thousands) during the first three months of 2008 and 2007, respectively. Unaudited condensed financial information for Atlantic-EPR I is as follows as of and for the three months ended March 31, 2008 and 2007 (in thousands):

	2008	2007
Rental properties, net	$28,440	29,084
Cash	141	141
Long-term debt	15,701	16,057
Partners’ equity	12,777	13,063
Rental revenue	1,086	1,065
Net income	578	560
The Company recognized income of $79 and $78 (in thousands) from its investment in the Atlantic-EPR II joint venture during the first three months of 2008 and 2007, respectively. The Company also received distributions from Atlantic-EPR II of $90 and $88 (in thousands) during the first three months of 2008 and 2007, respectively. Unaudited condensed financial information for Atlantic-EPR II is as follows as of and for the three months ended March 31, 2008 and 2007 (in thousands):

	2008	2007
Rental properties, net	$22,304	22,765
Cash	83	99
Long-term debt	13,511	13,803
Note payable to Entertainment Properties Trust	117	117
Partners’ equity	8,573	8,747
Rental revenue	717	694
Net income	330	336
The joint venture agreements for Atlantic-EPR I and Atlantic-EPR II allow the Company’s partner, Atlantic of Hamburg, Germany (Atlantic), to exchange up to a maximum of 10% of its ownership interest per year in each of the joint ventures for common shares of the Company or, at the discretion of the Company, the cash value of those shares as defined in each of the joint venture agreements. Atlantic gave the Company notice that effective December 31, 2007 and March 31, 2008 they wanted to exchange a portion of their ownership in Atlantic-EPR I and Atlantic-EPR II. In January of 2008, the Company paid Atlantic cash of $95 (in thousands) in exchange for additional ownership of 0.5% for Atlantic-EPR I. In April of 2008, the Company paid Atlantic cash of $38 (in thousands) in exchange for additional ownership of 0.2% of Atlantic EPR I. These exchanges did not impact total partners’ equity in either Atlantic-EPR I or Atlantic-EPR II.
The Company acquired a 50.0% ownership interest in the CS Fund I joint venture on October 30, 2007 in exchange for $39.5 million. The Company recognized income of $1.1 million from its investment in this joint venture and received distributions from CS Fund I of $1.3 million during the first three months of 2008. Unaudited condensed financial information for CS Fund I is as follows as of and for the three months ended March 31, 2008 (in thousands):

2008
Rental properties, net	$66,547
Straight-line rent receivable	3,312
Cash	—
Intangible Assets	9,038
Long-term debt	—
Partners’ equity	78,889
Rental revenue	2,746
Net income	2,005
As further discussed in Note 12, on April 2, 2008, the Company acquired the remaining 50.0% ownership interest in CS Fund I which, after this acquisition, is now a wholly-owned subsidiary of the Company.
5. Mortgage Notes Payable
On January 11, 2008, a wholly-owned subsidiary of the Company obtained a non-recourse mortgage loan of $17.5 million. This mortgage is secured by a theatre property located in Garland, Texas. The mortgage loan bears interest at 6.19%, matures on February 1, 2018, and requires monthly principal and interest payments of $127 thousand with a final principal payment at maturity of $11.6 million.
On March 13, 2008, a wholly-owned subsidiary of the Company that holds the Company’s vineyard and winery assets entered into a $65.0 million term loan and revolving credit facility that is non-recourse to the Company. The credit facility is evidenced by a Credit Agreement dated as of March 4, 2008 and bears interest at LIBOR plus 1.5% on loans secured by real property and LIBOR plus 1.75%

on loans secured by fixtures and equipment. The Credit Agreement provides for an aggregate advance rate of 65% based on the lesser of cost or appraised value. Term loans secured by real property may be drawn through March 14, 2010. These loans are amortized over a 25-year period and mature on the earlier of ten years after disbursement or the end of the related real property’s lease term. The equipment and fixture loans have a maturity date that is the earlier of ten years or the end of the related lease term and require full principal amortization over the term of the loan. The Credit Agreement contains an accordion feature whereby, subject to lender approval, the Company may obtain additional revolving credit and term loan commitments in an aggregate principal amount not to exceed $35.0 million. The initial disbursement under the Credit Agreement consisted of two term loans with an aggregate principal amount of approximately $9.5 million and maturity dates of December 1, 2017 and March 5, 2018. The Company simultaneously entered into two interest rate swap agreements that fixed the interest rates at a weighted average of 5.52% on these loans. Additionally, on March 24, 2007, the Company obtained $3.2 million of equipment loans that mature on December 1, 2017.
The net proceeds from the above-referenced loans were used to pay down outstanding indebtedness under the Company’s unsecured revolving credit facility.
6. Derivative Instruments
On March 13, 2008, the Company entered into two interest rate swap agreements to fix the interest rates on $9.5 million of the outstanding term loans described in Note 5. These agreements have notional amounts of $4.6 million and $4.9 million, termination dates of December 1, 2017 and March 5, 2018 and fixed rates of 5.51% and 5.53%.
Other expense for the three months ended March 31, 2008 includes $381 thousand of net realized losses and other income for the three months ended March 31, 2007 includes $13 thousand of net realized income, resulting from regular monthly settlements of foreign currency forward contracts. Additionally, interest expense, net for the three months ended March 31, 2008 includes $102 thousand of net realized losses resulting from regular monthly settlements of interest rate swaps.

7. Fair Value Disclosures
On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.
SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).
Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.
Derivative financial instruments
Currently, the Company uses interest rate swaps, foreign currency forwards and cross currency swaps to manage its interest rate and foreign currency risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. To comply with the provisions of SFAS No. 157, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.
Liabilities Measured at Fair Value on a Recurring Basis at March 31, 2008
(Unaudited, dollars in thousands)

	Quoted Prices in	Significant
	Active Markets	Other	Significant	Balance at
	for Identical	Observable	Unobservable	March 31,
Description	Assets (Level I)	Inputs (Level 2)	Inputs (Level 3)	2008
Derivative financial instruments*	$—	$(4,718)	$—	$(4,718)

* Included in “Accounts payable and accrued liabilities” in the accompanying consolidated balance sheet.
The Company does not have any fair value measurements using significant unobservable inputs (Level 3) as of March 31, 2008.
In February 2008, the FASB proposed a one-year deferral of fair value measurement requirements for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. Accordingly, the Company’s adoption of this standard in 2008 was limited to financial assets and liabilities, which affects the valuation of the Company’s derivative contracts.

8. Earnings Per Share
The following table summarizes the Company’s common shares used for computation of basic and diluted earnings per share for the three months ended March 31, 2008 and 2007 (unaudited, amounts in thousands except per share information):

	Three Months Ended March 31, 2008
	Income	Shares	Per Share
	(numerator)	(denominator)	Amount
Basic earnings:
Income from continuing operations	$27,122	27,843	$0.97
Preferred dividend requirements	(5,611)	—	(0.20)

Income from continuing operations available to common shareholders	21,511	27,843	0.77
Effect of dilutive securities:
Share options	—	282	(0.01)
Non-vested common share grants	—	66	—

Diluted earnings: Income from continuing operations	$21,511	28,191	$0.76

Income from continuing operations available to common shareholders	$21,511	27,843	$0.77
Income from discontinued operations	—	—	—

Income available to common shareholders	$21,511	27,843	$0.77
Effect of dilutive securities:
Share options	—	282	(0.01)
Non-vested common share grants	—	66	—

Diluted earnings	$21,511	28,191	$0.76

	Three Months Ended March 31, 2007
	Income	Shares	Per Share
	(numerator)	(denominator)	Amount
Basic earnings:
Income from continuing operations	$22,892	26,282	$0.87
Preferred dividend requirements	(4,856)	—	(0.18)

Income from continuing operations available to common shareholders	18,036	26,282	0.69
Effect of dilutive securities:
Share options	—	447	(0.02)
Non-vested common share grants	—	91	—

Diluted earnings: Income from continuing operations	$18,036	26,820	$0.67

Income from continuing operations available to common shareholders	$18,036	26,282	$0.69
Income from discontinued operations	18	—	—

Income available to common shareholders	$18,054	26,282	$0.69
Effect of dilutive securities:
Share options	—	447	(0.02)
Non-vested common share grants	—	91	—

Diluted earnings	$18,054	26,820	$0.67

The additional 1.9 million common shares that would result from the conversion of the Company’s 5.75% Series C cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted earnings per share for the three months ended March 31, 2008 and 2007 because the effect is anti-dilutive.

9. Equity Incentive Plans
All grants of common shares and options to purchase common shares were issued under the 1997 Share Incentive Plan prior to May 9, 2007, and under the 2007 Equity Incentive Plan on and after May 9, 2007. Under the 2007 Equity Incentive Plan, an aggregate of 950,000 common shares and options to purchase common shares, subject to adjustment in the event of certain capital events, may be granted. At March 31, 2008, there were 737,516 shares available for grant under the 2007 Equity Incentive Plan.
Share Options
Share options granted under both the 1997 Share Incentive Plan and the 2007 Equity Incentive Plan have exercise prices equal to the fair market value of a common share at the date of grant. The options may be granted for any reasonable term, not to exceed 10 years, and for employees typically become exercisable at a rate of 20% per year over a five–year period. For Trustees, share options become exercisable upon issuance, however, the underlying shares cannot be sold within a one year period subsequent to the grant date. The Company generally issues new common shares upon option exercise. A summary of the Company’s share option activity and related information is as follows:

					Weighted
					Average
	Number of	Option Price			Exercise
	Shares	Per Share			Price
Outstanding at
December 31, 2007	906,998	$14.00	—	$65.50	$32.49
Exercised	(44,996)	19.30	—	42.46	28.15
Granted	76,033	47.20	—	47.20	47.20

Outstanding at
March 31, 2008	938,035	14.00	—	65.50	33.89

The weighted average fair value of options granted was $4.23 and $7.91 during the three months ended March 31, 2008 and 2007, respectively. During the three months ended March 31, 2008, the intrinsic value of stock options exercised was $1.1 million. At March 31, 2008 and December 31, 2007, stock-option expense to be recognized in future periods was $1.3 million and $1.1 million, respectively.
The following table summarizes outstanding options at March 31, 2008:

Exercise	Options	Weighted avg.	Weighted avg.	Aggregate intrinsic
price range	outstanding	life remaining	exercise price	value (in thousands)
$14.00 — 19.99	189,141	2.4
20.00 — 29.99	276,716	4.7
30.00 — 39.99	92,778	6.0
40.00 — 49.99	272,455	8.3
50.00 — 59.99	—	—
60.00 — 65.50	106,945	8.8

	938,035	5.9	$33.89	$16,070

The following table summarizes exercisable options at March 31, 2008:

Exercise	Options	Weighted avg.	Weighted avg.	Aggregate intrinsic
price range	outstanding	life remaining	exercise price	value (in thousands)
$14.00 — 19.99	189,141	2.4
20.00 — 29.99	273,716	4.7
30.00 — 39.99	68,063	6.0
40.00 — 49.99	79,244	7.7
50.00 — 59.99	—	—
60.00 — 69.99	27,393	8.9

	637,557	4.7	$26.91	$14,687

Nonvested Shares
A summary of the Company’s nonvested share activity and related information is as follows:

		Weighted	Weighted
		Average	Average
	Number of	Grant Date	Life
	Shares	Fair Value	Remaining
Outstanding at
December 31, 2007	238,553	$53.80
Granted	120,691	47.20
Vested	(76,916)	49.38

Outstanding at
March 31, 2008	282,328	52.18	1.95

The holders of nonvested shares have voting rights and receive dividends from the date of grant. These shares vest ratably over a period of three or five years. The fair value of the nonvested shares that vested during the three months ended March 31, 2008 and March 31, 2007 was $3.6 million and $3.5 million, respectively. At March 31, 2008 and December 31, 2007, unamortized share-based compensation expense related to nonvested shares was $10.3 million and $7.4 million, respectively.

10. Discontinued Operations
Included in discontinued operations for the three months ended March 31, 2007 is one parcel including two leased properties sold in June of 2007, aggregating 107 thousand square feet.
The operating results relating to assets sold are as follows (in thousands):

Three Months
Ended March 31,
2007
Rental revenue	$97
Tenant reimbursements	6
Other income	—

Total revenue	103

Property operating expense	50
Depreciation and amortization	35

Income before gain on sale of real estate	18

Gain on sale of real estate	—

Net income	$18

11. Other Commitments and Contingencies
As of March 31, 2008, the Company had one theatre development project under construction for which it has agreed to finance the development costs. The theatre is expected to have a total of 12 screens and the development costs are expected to be approximately $13.2 million. Through March 31, 2008, the Company has invested $1.4 million in this project, and has commitments to fund approximately $11.8 million of additional improvements. Development costs are advanced by the Company in periodic draws. If the Company determines that construction is not being completed in accordance with the terms of the development agreement, the Company can discontinue funding construction draws. The Company has agreed to lease the theatre to the operator at pre-determined rates.
The Company held a 50% ownership interest in Suffolk Retail LLC (Suffolk) which is developing additional retail square footage adjacent to one of the Company’s megaplex theatres in Suffolk, Virginia. The Company’s joint venture partner is the developer of the project and Suffolk has committed to pay the developer a development fee of $1.2 million of which $.8 million has been paid through March 31, 2008.
The Company has provided a guarantee of the payment of certain economic development revenue bonds totaling $22.0 million for which the Company earns a fee at an annual rate of 1.75% over the 30 year term of the bond. The Company evaluated this guarantee in connection with the provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). Based on certain criteria, FIN 45 requires a guarantor to record an asset and a liability at inception. Accordingly, the Company has recorded approximately $4.0 million as a deferred asset included in accounts receivable and approximately $4.0 million included in other liabilities in the accompanying consolidated balance sheets as of March 31,

2008 and December 31, 2007 which represents management’s best estimate of the fair value of the guarantee at inception which will be realized over the term of the guarantee. No amounts have been accrued as a loss contingency related to this guarantee because payment by the Company is not probable.
The Company has certain unfunded commitments related to its mortgage note investments that it may be required to fund in the future. The Company is generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of March 31, 2008, the Company had four mortgage notes receivable with unfunded commitments totaling approximately $87.6 million. If such commitments are funded in the future, interest will be charged at rates consistent with the existing investments.
12. Subsequent Events
On April 2, 2008, the Company acquired, through a wholly-owned subsidiary, the remaining 50.0% ownership interest in CS Fund I for a purchase price of approximately $39.5 million from its partner, JERIT Fund I Member. Upon completion of this transaction, CS Fund I became a wholly-owned subsidiary of the Company. The member purchase agreement provides that the Company shall pay JERIT Fund I Member a monthly asset management fee of 1.875% of the monthly rent for the public charter school properties, for the six month period following the closing. The membership purchase agreement also contains an option pursuant to which JERIT Fund I Member may re-acquire its 50% interest in CS Fund I within six months after the acquisition of such interest by the Company. CS Fund I currently owns 12 charter public school properties located in Nevada, Arizona, Ohio, Georgia, Missouri, Michigan, Florida and Washington D.C. and leases them under a long-term triple net master lease.
On April 2, 2008, the Company issued 3,450,000 shares (including the exercise of the over-allotment option of 450,000 shares) of 9.0% Series E cumulative convertible preferred shares (“Series E preferred shares”) in a registered public offering for net proceeds of approximately $83.4 million, after underwriting discounts and expenses. The Company will pay cumulative dividends on the Series E preferred shares from the date of original issuance in the amount of $2.25 per share each year, which is equivalent to 9.0% of the $25 liquidation preference per share. The Company does not have the right to redeem the Series E preferred shares except in limited circumstances to preserve the Company’s REIT status. The Series E preferred shares have no stated maturity and will not be subject to any sinking fund or mandatory redemption. The Series E preferred shares are convertible, at the holder’s option, into the Company’s common shares at an initial conversion rate of 0.4512 common shares per Series E preferred share, which is equivalent to an initial conversion price of $55.41 per common share. This conversion ratio may increase over time upon certain specified triggering events including if the Company’s common share dividend exceeds a certain quarterly threshold which will initially be set at $0.84 per common share.
Also, on April 2, 2008, the Company issued pursuant to a registered public offering 2,415,000 (including the exercise of the over-allotment option of 315,000 shares) common shares at $48.18 per share. Total net proceeds to the Company after underwriting discounts and expenses were approximately $111.2 million.
The proceeds from both of the above public offerings were used to pay down the Company’s unsecured revolving credit facility, to fund the CS Fund I purchase described above and remaining net proceeds were invested in interest-bearing accounts and short-term interest-bearing securities which are consistent with the qualification as a REIT under the Internal Revenue Code.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Quarterly Report on Form 10-Q. The forward-looking statements included in this discussion and elsewhere in this Quarterly Report on Form 10-Q involve risks and uncertainties, including anticipated financial performance, business prospects, industry trends, shareholder returns, performance of leases by tenants, performance on loans to customers and other matters, which reflect management’s best judgment based on factors currently known. See “Forward Looking Statements.” Actual results and experience could differ materially from the anticipated results and other expectations expressed in our forward-looking statements as a result of a number of factors, including but not limited to those discussed in this Item and Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 26, 2008, and, to the extent applicable, our Quarterly Reports on Form 10-Q.
Overview
Our principal business objective is to be the nation’s leading destination entertainment, entertainment-related, recreation and specialty real estate company by continuing to develop, acquire or finance high-quality properties. As of March 31, 2008, our total assets exceeded $2.1 billion, and included investments in 79 megaplex theatre properties (including four joint venture properties) and various restaurant, retail, entertainment, destination recreational and specialty properties located in 26 states and Ontario, Canada. As of March 31, 2008, we had invested approximately $21.3 million in development land and construction in progress for real-estate development and approximately $339.0 million (including accrued interest) in mortgage financing for entertainment and recreational properties. Also, as of March 31, 2008, we had invested approximately $39.5 million in a 50% ownership interest of a joint venture which owns 12 public charter schools. As further discussed in Note 12 to the consolidated financial statements in this Quarterly Report on Form 10-Q, on April 2, 2008, we acquired the remaining 50% interest in this joint venture.
Substantially all of our single-tenant properties are leased pursuant to long-term, triple-net leases, under which the tenants typically pay all operating expenses of a property, including, but not limited to, all real estate taxes, assessments and other governmental charges, insurance, utilities, repairs and maintenance. A majority of our revenues are derived from rents received or accrued under long-term, triple-net leases. Tenants at our multi-tenant properties are typically required to pay common area maintenance charges to reimburse us for their pro rata portion of these costs.
We incur general and administrative expenses including compensation expense for our executive officers and other employees, professional fees and various expenses incurred in the process of identifying, evaluating, acquiring and financing additional properties and mortgage notes. We are self-administered and managed by our Board of Trustees and executive officers. Our primary non-cash expense is the depreciation of our properties. We depreciate buildings and improvements on our properties over a three-year to 40-year period for tax purposes and financial reporting purposes.
Our property acquisitions and financing commitments are financed by cash from operations, borrowings under our revolving credit facilities, term loan facilities and long-term mortgage debt, and the sale of equity securities. It has been our strategy to structure leases and financings to ensure a positive spread between our cost of capital and the rentals paid by our tenants. We have primarily acquired or developed new properties that are pre-leased to a single tenant or multi-tenant properties that have a high occupancy rate. We do not typically develop or acquire properties on a speculative basis or that are not significantly pre-leased. As of March 31, 2008, we have also entered into four joint ventures formed to own and lease single properties and one joint venture formed to own and lease multiple properties, and have provided mortgage note financing as described above. We intend to continue entering into some or all of these types of arrangements in the foreseeable future.
Our primary challenges have been locating suitable properties, negotiating favorable lease or financing terms, and managing our portfolio as we have continued to grow. Because of the knowledge and industry relationships of our management, we have enjoyed favorable opportunities to acquire, finance and lease properties. We believe those opportunities will continue during the remainder of 2008.
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
We apply the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We assess the carrying value of our rental properties whenever events or changes in circumstances indicate that the carrying amount of a property may not be recoverable. Certain factors that may occur and indicate that impairments may exist include, but are not limited to: underperformance relative to projected future operating results, tenant difficulties and significant adverse industry or market economic trends. No such indicators existed during the first three months of 2008. If an indicator of possible impairment exists, a property is evaluated for impairment by comparing the carrying amount of the property to the estimated undiscounted future cash flows expected to be generated by the property. If the carrying amount of a property exceeds its estimated future cash flows on an undiscounted basis, an impairment charge is recognized in the amount by which the carrying amount of the property exceeds the fair value of the property. Management estimates fair value of our rental properties based on projected discounted cash flows using a discount rate determined by management to be commensurate with the risk inherent in the Company. Management did not record any impairment charges for the first three months of 2008.
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
On March 13, 2008, a wholly-owned subsidiary that holds our vineyard and winery assets entered into a $65.0 million term loan and revolving credit facility. The credit facility is evidenced by a Credit Agreement dated as of March 4, 2008 and bears interest at LIBOR plus 1.5% on loans secured by real property and LIBOR plus 1.75% on loans secured by fixtures and equipment. The Credit Agreement provides for an aggregate advance rate of 65% based on the lesser of cost or appraised value. Term loans secured by real property may be drawn through March 14, 2010. These loans are amortized over a 25-year period and mature on the earlier of ten years after disbursement or the maturity of the related real property lease. The equipment and fixture loans have a maturity date that is the earlier of ten years or the maturity of the related lease and require full principal amortization over the term of the loan. The Credit Agreement contains an accordion feature whereby, subject to lender approval, we may obtain additional revolving credit and term loan commitments in an aggregate principal amount not to exceed $35.0 million. The initial disbursement under the Credit Agreement consisted of two term loans with an aggregate principal amount of approximately $9.5 million and maturity dates of December 1, 2017 and March 5, 2018. We simultaneously entered into two interest rate swap agreements that fixed the interest rates at a weighted average of 5.52% on these loans. Additionally, on March 24, 2007, we obtained $3.2 million of equipment loans that mature on December 1, 2017.
The net proceeds from the above loans were used to pay down outstanding indebtedness under our unsecured revolving credit facility.
Issuance of Series E Preferred Shares and Common Shares
On April 2, 2008, we issued 3,450,000 (including exercise of over-allotment option of 450,000 shares) 9.0% Series E cumulative convertible preferred shares (“Series E preferred shares”) at $25.00 per share in a registered public offering for net proceeds of approximately $83.4 million, after underwriting discounts and expenses. We will pay cumulative dividends on the Series E preferred shares from the date of original issuance in the amount of $2.25 per share each year, which is equivalent to 9.0% of the $25 liquidation preference per share. We do not have the right to redeem the Series E preferred shares except in limited circumstances to preserve our REIT status. The Series E preferred shares have no stated maturity and will not be subject to any sinking fund or mandatory redemption. The Series E preferred shares are convertible, at the holder’s option, into our common shares at an initial conversion rate of 0.4512 common shares per Series E preferred share, which is equivalent to an initial conversion price of $55.41 per common share. This conversion ratio may increase over time upon certain specified triggering events including if our common share dividend exceeds a certain quarterly threshold which will initially be set at $0.84 per common share.
Additionally, on April 2, 2008, we issued 2,415,000 common shares (including exercise of over-allotment option of 315,000 shares) at $48.18 per share in a registered public offering. Total net proceeds after underwriting discounts and expenses were approximately $111.2 million.

The proceeds from both of the above offerings were used to pay down our unsecured revolving credit facility, to fund the CS Fund I membership interest purchase (as described in Note 12 to the consolidated financial statements in this Quarterly Report on Form 10-Q), and the remaining net proceeds were invested in interest-bearing accounts and short-term interest-bearing securities which are consistent with our qualification as a REIT under the Internal Revenue Code.
Investments
On February 29, 2008, we loaned $10.0 million to Louis Cappelli. Through his related interests, Louis Cappelli is the developer and minority interest partner of our New Roc and White Plains entertainment retail centers located in the New York metropolitan area. The note bears interest at 10% and matures on February 28, 2009. As part of this transaction, we also received an option to purchase 50% of Louis Cappelli’s (or Louis Cappelli’s related interests) in three other projects in the New York metropolitan area. These projects are expected to cost approximately $300.0 million.
In addition, during the three months ended March 31, 2008, the Company funded approximately $12.3 million for development of Schlitterbahn Vacation Village, a water-park anchored entertainment village in Kansas City, Kansas. The Company has committed to fund $175.0 million on this project and has funded $108.0 million through March 31, 2008.
On April 2, 2008, we acquired, through a wholly-owned subsidiary, the remaining 50.0% ownership interest in CS Fund I for a purchase price of approximately $39.5 million from our partner, JERIT Fund I Member. Upon completion of this transaction, CS Fund I became a wholly-owned subsidiary of the Company. The member purchase agreement provides that we shall pay JERIT Fund I Member a monthly asset management fee of 1.875% of the monthly rent for the public charter school properties, for the six month period following the closing. The membership purchase agreement also contains an option pursuant to which JERIT Fund I Member may re-acquire its 50% interest in CS Fund I within six months after the acquisition of such interest by us. CS Fund I currently owns 12 public charter school properties located in Nevada, Arizona, Ohio, Georgia, Missouri, Michigan, Florida and Washington D.C. and leases them under a long-term triple net master lease.
CS Fund I also has an option to purchase an additional $120.0 million of public charter school properties, of which $60.0 million would be scheduled to close within 90 days if such option is exercised.
Derivative Instruments
As further discussed in Note 6 to the consolidated financial statements in this Quarterly Report on Form 10-Q, on March 13, 2008, we entered into two interest rate swap agreements. These agreements fixed the interest rates of $9.5 million in term loans funded in March of 2008 at a weighted average of 5.52%.
Results of Operations
Three months ended March 31, 2008 compared to three months ended March 31, 2007
Rental revenue was $49.1 million for the three months ended March 31, 2008, compared to $42.9 million for the three months ended March 31, 2007. The $6.2 million increase resulted primarily from the acquisitions and developments completed in 2007 and 2008 and base rent increases on existing properties. Percentage rents of $0.6 million and $0.5 million were recognized during the three months ended March 31, 2008 and 2007, respectively. Straight-line rents of $0.8 million and $1.0 million were recognized during the three months ended March 31, 2008 and 2007, respectively.

Tenant reimbursements totaled $5.7 million for the three months ended March 31, 2008 compared to $3.6 million for the three months ended March 31, 2007. These tenant reimbursements arise from the operations of our retail centers. The increase of $2.1 million is primarily due to $1.3 million in tenant reimbursements related to our May 8, 2007 acquisition of a 66.67% interest in the joint ventures that own an entertainment retail center in White Plains, New York. The remaining increase is due to increases in tenant reimbursements, primarily driven by the expansion and leasing of the gross leasable area at our retail centers in Ontario, Canada.
Mortgage and other financing income for the three months ended March 31, 2008 was $10.4 million compared to $3.5 million for the three months ended March 31, 2007. The $6.9 million increase relates to the increased real estate lending activities subsequent to the first quarter of 2007.
Our property operating expense totaled $7.1 million for the three months ended March 31, 2008 compared to $4.6 million for the three months ended March 31, 2007. These property operating expenses arise from the operations of our retail centers. The increase of $2.5 million is primarily due to $1.3 million in property operating expense related to our May 8, 2007 acquisition of a 66.67% interest in the joint ventures that own an entertainment retail center in White Plains, New York. The remaining increase is due to increases in property operating expense at our other retail centers, primarily related to property taxes.
Other expense totaled $0.9 million for the three months ended March 31, 2008 compared to $0.6 million for the three months ended March 31, 2007. The $0.3 million increase is due to $0.4 million in expense recognized upon settlement of foreign currency forward contracts during the three months ended March 31, 2008. Partially offsetting this increase is a decrease in expense from a family bowling center in Westminster, Colorado operated through a wholly-owned taxable REIT subsidiary.
Our general and administrative expense totaled $4.4 million for the three months ended March 31, 2008 compared to $3.2 million for the three months ended March 31, 2007. The increase of $1.2 million is due to increases in costs that primarily resulted from payroll and related expenses attributable to increases in base and incentive compensation, additional employees and amortization resulting from grants of nonvested shares to management, as well as increases in professional fees and franchise taxes. In addition, general and administrative expense for the three months ended March 31, 2008 includes $0.3 million in costs associated with terminated transactions.
Our net interest expense increased by $6.1 million to $17.5 million for the three months ended March 31, 2008 from $11.4 million for the three months ended March 31, 2007. Approximately $1.7 million of the increase resulted from the acquisition of a 66.67% interest in the joint ventures that own an entertainment retail center in White Plains, New York that had an outstanding mortgage debt of $119.7 million as of the May 8, 2007 acquisition date. The remainder of the increase resulted from increases in long-term debt used to finance our real estate acquisitions and fund our new mortgage notes receivable.
Depreciation and amortization expense totaled $10.7 million for the three months ended March 31, 2008 compared to $8.3 million for the three months ended March 31, 2007. The $2.4 million increase resulted primarily from our real estate acquisitions completed in 2007.
Equity in income from joint ventures totaled $1.3 million for the three months ended March 31, 2008 compared to $0.2 million for the three months ended March 31, 2007. The $1.1 million increase resulted from the Company’s investment in a 50% ownership interest of CS Fund I on October 30, 2007.

Minority interest totaled $0.5 million for the three months ended March 31, 2008 and resulted from the consolidation of a VIE in which our variable interest is debt and the VIE has sufficient equity to cover its cumulative net losses incurred subsequent to our loan transaction. There was no such minority interest for the three months ended March 31, 2007.
Preferred dividend requirements for the three months ended March 31, 2008 were $5.6 million compared to $4.9 million for the same period in 2007. The $0.7 million increase is due to the issuance 4.6 million Series D preferred shares in May of 2007, partially offset by the redemption of 2.3 million Series A preferred shares in May of 2007.
Liquidity and Capital Resources
Cash and cash equivalents were $10.6 million at March 31, 2008. In addition, we had restricted cash of $10.9 million at March 31, 2008. Of the restricted cash at March 31, 2008, $3.9 million relates to cash held for our borrower’s debt service reserve for a mortgage note receivable and the balance represents deposits required in connection with debt service, payment of real estate taxes and capital improvements.
Mortgage Debt, Credit Facilities and Term Loan
As of March 31, 2008, we had total debt outstanding of $1.1 billion. As of March 31, 2008, $1.08 billion of debt outstanding was fixed rate mortgage debt secured by a substantial portion of our rental properties and mortgage notes receivable, with a weighted average interest rate of approximately 6.0%. This $1.08 billion of fixed rate mortgage debt includes $123.5 million of LIBOR based debt that has been converted to fixed rate with interest rate swaps as further described below.
At March 31, 2008, we had $5.0 million in debt outstanding under our $235.0 million unsecured revolving credit facility, with interest at a floating rate. The unsecured revolving credit facility matures in January of 2009. The amount that we are able to borrow on our unsecured revolving credit facility is a function of the values and advance rates, as defined by the credit agreement, assigned to the assets included in the borrowing base less outstanding letters of credit and less other liabilities, excluding our $119.4 million term loan, that are recourse obligations of the Company. As of March 31, 2008, our total availability under the unsecured revolving credit facility was $101.8 million.
On March 13, 2008, a wholly-owned subsidiary that holds our vineyards and winery assets entered into a $65.0 million term loan and revolving credit facility that is non-recourse to the Company. The credit facility is evidenced by a Credit Agreement dated as of March 4, 2008 and bears interest at LIBOR plus 1.5% on loans secured by real property and LIBOR plus 1.75% on loans secured by fixtures and equipment. The Credit Agreement contains an accordion feature whereby, subject to lender approval, the Company may obtain additional revolving credit and term loan commitments in an aggregate principal amount not to exceed $35.0 million. The initial disbursements under the Credit Agreement occurred in March of 2008 and consisted of two term loans in the aggregate principal amount of approximately $9.5 million with maturity dates of December 1, 2017 and March 5, 2018, respectively, and we simultaneously entered into interest rate swap agreements that fixed the interest rates on these loans at a weighted average of 5.52%. Additionally, on March 24, 2007, the Company obtained $3.2 million of equipment loans that mature on December 1, 2017.
Our principal investing activities are acquiring, developing and financing entertainment, entertainment-related, recreational and specialty properties. These investing activities have generally been financed with mortgage debt and the proceeds from equity offerings. Our unsecured revolving credit facility and our term loans are also used to finance the acquisition or development of properties, and to provide mortgage financing. Continued growth of our rental property and mortgage financing portfolios will depend in part on our continued ability to access funds through additional borrowings and securities offerings.
Certain of our long-term debt agreements contain customary restrictive covenants related to financial and operating performance. At March 31, 2008, we were in compliance with all restrictive covenants.
Capital Structure and Coverage Ratios
We believe that our shareholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest, fixed charge and debt service coverage ratios. We expect to maintain our leverage ratio (i.e. total-long term debt of the Company as a percentage of shareholders’ equity plus total liabilities) below 55%. However, the timing and size of our equity offerings may cause us to temporarily operate over this threshold. At March 31, 2008, our leverage ratio was 51%. Our long-term debt as a percentage of our total market capitalization at March 31, 2008 was 39%. We do not manage to a ratio based on total market capitalization due to the inherent variability that is driven by changes in the market price of our common shares. We calculate our total market capitalization of $2.8 billion as follows at March 31, 2008:
•	Common shares outstanding of 28,209,974 multiplied by the last reported sales price of our common shares on the NYSE of $49.33 per share, or $1.4 billion;

•	Aggregate liquidation value of our Series B preferred shares of $80 million;

•	Aggregate liquidation value of our Series C preferred shares of $135 million;

•	Aggregate liquidation value of our Series D preferred shares of $115 million; and

•	Total long-term debt of $1.1 billion
Our interest coverage ratio for the three months ended March 31, 2008 and 2007 was 3.1 times and 3.7 times, respectively. Interest coverage is calculated as the interest coverage amount (as calculated in the following table) divided by interest expense, gross (as calculated in the following table). We consider the interest coverage ratio to be an appropriate supplemental measure of a company’s ability to meet its interest expense obligations. Our calculation of the interest coverage ratio may be different from the calculation used by other companies, and therefore, comparability may be limited. This information should not be considered as an alternative to any U.S. generally accepted accounting principles (GAAP) liquidity measures. The following table shows the calculation of our interest coverage ratios (unaudited, dollars in thousands):

	Three Months Ended March 31,
	2008	2007
Net income	$27,122	22,910
Interest expense, gross	17,644	11,576
Interest cost capitalized	(132)	(102)
Minority interest	(531)	—
Depreciation and amortization	10,672	8,262
Share-based compensation expense to management and trustees	996	781
Straight-line rental revenue	(826)	(956)
Depreciation and amortization of discontinued operations	—	35

Interest coverage amount	$54,945	42,506

Interest expense, net	$17,468	11,417
Interest income	44	57
Interest cost capitalized	132	102

Interest expense, gross	$17,644	11,576

Interest coverage ratio	3.1	3.7

The interest coverage amount per the above table is a non-GAAP financial measure and should not be considered an alternative to any GAAP liquidity measures. It is most directly comparable to the GAAP liquidity measure, “Net cash provided by operating activities,” and is not directly comparable to the GAAP liquidity measures, “Net cash used in investing activities” and “Net cash provided by financing activities.” The interest coverage amount can be reconciled to “Net cash provided by operating activities” per the consolidated statements of cash flows included in this Quarterly Report on Form 10-Q as follows (unaudited, dollars in thousands):

	Three Months Ended March 31,
	2008	2007
Net cash provided by operating activities	$26,064	27,726

Equity in income from joint ventures	1,282	198
Distributions from joint ventures	(1,486)	(224)
Amortization of deferred financing costs	(800)	(662)
Increase in mortgage notes accrued interest receivable	4,844	2,745
Increase in accounts receivable	1,357	23
Increase in other assets	1,013	1,379
Increase in accounts payable and accrued liabilities	1,797	331
Decrease in unearned rents	4,188	472
Straight-line rental revenue	(826)	(956)
Interest expense, gross	17,644	11,576
Interest cost capitalized	(132)	(102)

Interest coverage amount	$54,945	42,506

Our fixed charge coverage ratio for the three months ended March 31, 2008 and 2007 was 2.4 times and 2.6 times, respectively. The fixed charge coverage ratio is calculated in exactly the same manner as the interest coverage ratio, except that preferred share dividends are also added to the denominator. We consider the fixed charge coverage ratio to be an appropriate supplemental measure of a company’s ability to make its interest and preferred share dividend payments. Our calculation of the fixed charge coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures. The following table shows the calculation of our fixed charge coverage ratios (unaudited, dollars in thousands):

	Three Months Ended March 31,
	2008	2007
Interest coverage amount	$54,945	42,506

Interest expense, gross	17,644	11,576
Preferred share dividends	5,611	4,856

Fixed charges	$23,255	16,432

Fixed charge coverage ratio	2.4	2.6

Our debt service coverage ratio for the three months ended March 31, 2008 and 2007 was 2.3 times and 2.7 times, respectively. The debt service coverage ratio is calculated in exactly the same manner as the interest coverage ratio, except that recurring principal payments are also added to the denominator. We consider the debt service coverage ratio to be an appropriate supplemental measure of a company’s ability to make its debt service payments. Our calculation of the debt service coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures. The following table shows the calculation of our debt service coverage ratios (unaudited, dollars in thousands):

	Three Months Ended March 31,
	2008	2007
Interest coverage amount	$54,945	42,506

Interest expense, gross	17,644	11,576
Recurring principal payments	6,103	4,095

Debt service	$23,747	15,671

Debt service coverage ratio	2.3	2.7

Liquidity Requirements
Short-term liquidity requirements consist primarily of normal recurring corporate operating expenses, debt service requirements and distributions to shareholders. We meet these requirements primarily through cash provided by operating activities. Net cash provided by operating activities was $26.1 million for the three months ended March 31, 2008 and $27.7 million for the three months ended March 31, 2007. Net cash used in investing activities was $30.9 million and $65.1 million for the three months ended March 31, 2008 and 2007, respectively. Net cash provided by financing activities was $.4 million and $34.6 million for the three months ended March 31, 2008 and 2007, respectively. We anticipate that our cash on hand, cash from operations, and funds available under our unsecured revolving credit facility will provide adequate liquidity to fund our operations, make interest and principal payments on our debt, and allow distributions to our shareholders and avoid corporate level federal income or excise tax in accordance with REIT Internal Revenue Code requirements.

We have posted $12.6 million of irrevocable stand-by letters of credit related to the Toronto Life Square, of which at least $5 million is expected to be drawn upon and added to our mortgage note receivable by May 31, 2008.
We believe that we will be able to obtain financing in order to repay our debt obligations by refinancing the properties as the debt comes due. However, there can be no assurance that additional financing or capital will be available, or that terms will be acceptable or advantageous to us.
Our primary use of cash after paying operating expenses, debt service and distributions to shareholders is in the acquisition, development and financing of properties. We expect to finance these investments with borrowings under our unsecured revolving credit facility, as well as long-term debt and equity financing alternatives. The availability and terms of any such financing will depend upon market and other conditions. If we borrow the maximum amount available under our unsecured revolving credit facility, there can be no assurance that we will be able to obtain additional investment financing, which would not affect our liquidity, but would affect our ability to grow.
Off Balance Sheet Arrangements
We had one theatre project under construction at March 31, 2008. The property has been pre-leased to the prospective tenant under a long-term triple-net lease. The cost of development is paid by us in periodic draws. The related timing and amount of rental payments to be received by us from tenants under the leases correspond to the timing and amount of funding by us of the cost of development. The theatre will have a total of 12 screens and total development costs will be approximately $13.2 million. Through March 31, 2008, we have invested $1.4 million in this project and have commitments to fund an additional $11.8 million in improvements. We plan to fund development primarily with funds generated by debt financing and/or equity offerings. If we determine that construction is not being completed in accordance with the terms of the development agreement, we can discontinue funding construction draws.
On October 31, 2007, we entered into a guarantee agreement for $22.0 million.  This guarantee is for economic development revenue bonds with a total principal amount of $22.0 million, maturing on October 31, 2037. The bonds were issued by Southern Theatres for the purpose of financing the development and construction of three megaplex theatres in Louisiana.  We earn an annual fee of 1.75% on the outstanding principal amount of the bonds and the fee is paid by Southern Theatres monthly.  We evaluated this guarantee in connection with the provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). Based on certain criteria, FIN 45 requires a guarantor to record an asset and a liability for a guarantee at inception. Accordingly, we have recorded approximately $4.0 million as a deferred asset included in accounts receivable and approximately $4.0 million in other liabilities in the accompanying consolidated balance sheets as of March 31, 2008 and December 31, 2007.
We have certain unfunded commitments related to our mortgage note investments that we may be required to fund in the future. We are generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of our direct control. As of March 31, 2008, we had four mortgage notes receivable with unfunded commitments totaling approximately $87.6 million. If such commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

At March 31, 2008, we had a 20.6%, 21.2% and 50.0% investment interest in three unconsolidated real estate joint ventures, Atlantic-EPR I, Atlantic-EPR II and CS Fund I, respectively, which are accounted for under the equity method of accounting. We do not anticipate any material impact on our liquidity as a result of any commitments that may arise involving those joint ventures. We recognized income of $126 and $120 (in thousands) from our investment in the Atlantic-EPR I joint venture during the three months ended March 31, 2008 and 2007, respectively. We recognized income of $79 and $78 (in thousands) from our investment in the Atlantic-EPR II joint venture during the three months ended March 31, 2008 and 2007, respectively. We also recognized income of $1.1 million from our investment in the CS Fund I joint venture during the three months ended March 31, 2008. No such income from CS Fund I was recognized during the three months ended March 31, 2007. Condensed financial information for Atlantic-EPR I, Atlantic-EPR II and CS Fund I joint ventures is included in Note 4 to the consolidated financial statements included in this Quarterly Report on Form 10-Q.
The joint venture agreements for Atlantic-EPR I and Atlantic-EPR II allow our partner, Atlantic of Hamburg, Germany (Atlantic), to exchange up to a maximum of 10% of its ownership interest per year in each of the joint ventures for common shares of the Company or, at our discretion, the cash value of those shares as defined in each of the joint venture agreements. Atlantic gave the us notice that effective December 31, 2007 and March 31, 2008 they wanted to exchange a portion of their ownership in Atlantic-EPR I and Atlantic-EPR II. In January of 2008, we paid Atlantic cash of $95 (in thousands) in exchange for additional ownership of .5% for Atlantic-EPR I. In April of 2008, we paid Atlantic cash of $38 (in thousands) in exchange for additional ownership of .2% of Atlantic EPR I. These exchanges did not impact total partners’ equity in either Atlantic-EPR I or Atlantic-EPR II.
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
The additional 1.9 million common shares that would result from the conversion of our 5.75% Series C cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted earnings per share for the three months ended March 31, 2008 and 2007 because the effect is anti-dilutive. However, because a conversion would be dilutive to FFO per share for the three months ended March 31, 2008, these adjustments have been made in the calculation of diluted FFO for that period.

The following table summarizes our FFO, FFO per share and certain other financial information for the three months ended March 31, 2008 and 2007 (unaudited, in thousands, except per share information):

	Three Months Ended March 31,
	2008	2007
Net income available to common shareholders	$21,511	$18,054
Subtract: Minority Interest	(531)	—
Add: Real estate depreciation and amortization	10,501	8,084
Add: Allocated share of joint venture depreciation	312	61

FFO available to common shareholders	31,793	26,199

FFO available to common shareholders	$31,793	$26,199
Add: Preferred dividends for Series C	1,941	—

Diluted FFO available to common shareholders	33,734	26,199

FFO per common share:
Basic	$1.14	1.00
Diluted	1.12	0.98

Shares used for computation (in thousands):
Basic	27,843	26,282
Diluted	30,099	26,820

Weighted average shares outstanding - diluted EPS	28,191	26,820
Effect of dilutive Series C preferred shares	1,908	—

Adjusted weighted average shares outstanding - diluted	30,099	26,820

Other financial information:
Straight-lined rental revenue	$826	956
Dividends per common share	$0.84	0.76
FFO payout ratio*	75%	78%

*	FFO payout ratio is calculated by dividing dividends per common share by FFO per diluted common share.
Impact of Recently Issued Accounting Standards
In November 2007, the FASB proposed a one-year deferral of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157) fair value measurement requirements for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. The Company does not expect the adoption of SFAS No. 157 will have a material impact on its financial position or results of operations.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item are to be reported in current earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the Company elects for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We have elected not to use the fair value measurement provisions of Statement No. 159 for any additional financial assets and liabilities that were not otherwise measured at fair value.
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
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161). SFAS No. 161 amends and expands SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 161 requires companies with derivative instruments to disclose their fair value and their gains and losses in tabular format and information about credit-risk related features in derivative agreements, counterparty credit risk and objectives and strategies for using derivative instruments. The new statements will be applied prospectively for periods beginning after November 15, 2008. The Company is required to adopt SFAS No. 161 in the first quarter of 2009 and is currently evaluating the impact that SFAS No. 161 will have on its financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks, primarily relating to potential losses due to changes in interest rates. We seek to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new long-term fixed rate borrowings whenever possible. We also have a $235 million unsecured revolving credit facility with $5 million outstanding as of March 31, 2008, a $65 million term loan and revolving credit facility with $12.7 million outstanding as of March 31, 2008 and a $119.4 million term loan, all of which bear interest at a floating rate. As further described in Note 6 to the consolidated financial statements in this Quarterly Report on Form 10-Q, the $12.7 million term loan includes $9.5 million of LIBOR based debt that has been converted to a fixed rate with two interest rate swaps and the $119.4 million term loan includes $114.0 million of LIBOR based debt that has been converted to a fixed rate with two interest rate swaps.

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
We have not yet hedged any of our net investment in the CAD denominated mortgage receivable or its expected CAD denominated interest income due to the mortgage note’s maturity in 2008 and our underlying option to buy a 50% interest in the borrower entity.
Item 4. Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based

upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
Item 1A. Risk Factors
There were no material changes during the quarter from the risk factors previously discussed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 26, 2008 or, to the extent applicable, our Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Maximum
				Total Number	Number (or
				of Shares	Approximate
				Purchased as	Dollar Value) of
				Part of	Shares that May
	Total			Publicly	Yet Be
	Number of		Average	Announced	Purchased
	Shares		Price Paid	Plans or	Under the Plans
Period	Purchased		Per Share	Programs	or Programs
January 1 through January 31, 2008 common stock	16,771	(1)	$46.33	—	$—
February 1 through February 29, 2008 common stock	—		—	—	—
March 1 through March 31, 2008 common stock	26,199	(2)	53.19	—	—

Total	42,970		$50.51	—	$—

(1)	The repurchase of equity securities during January of 2008 were completed in conjunction with the vesting of employee nonvested shares. These repurchases were not made pursuant to a publicly announced plan or program.

(2)	The repurchase of equity securities during March of 2008 was completed in conjunction with employee stock option exercises. These repurchases were not made pursuant to a publicly announced plan or program.
During the quarter ended March 31, 2008, we did not sell any unregistered securities.
Item 3. Defaults Upon Senior Securities
There were no reportable events during the quarter ended March 31, 2008.
Item 4. Submission of Matters to a Vote of Security Holders
There were no reportable events during the quarter ended March 31, 2008.
Item 5. Other information
There were no reportable events during the quarter ended March 31, 2008.
Item 6. Exhibits

3.1	Articles Supplementary designating powers, preferences and rights of the 9.0% Series E cumulative convertible preferred shares, which is attached as Exhibit 3.1 to the Company’s Form 8-K (Commission File No. 1-13561) filed on April 2, 2008, is hereby incorporated by reference as Exhibit 3.1.

4.1	Form of 9.0% Series E cumulative convertible preferred share certificate, which is attached as Exhibit 4.1 to the Company’s Form 8-K (Commission File No. 1-13561) filed on April 2, 2008 is hereby incorporated by reference as Exhibit 4.1.

31.1*	Certification of David M. Brain, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Mark A. Peterson, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTERTAINMENT PROPERTIES TRUST

Dated: April 30, 2008	By	/s/ David M. Brain

David M. Brain, President – Chief Executive Officer
(Principal Executive Officer)

Dated: April 30, 2008	By	/s/ Mark A. Peterson

Mark A. Peterson, Vice President – Chief
Financial Officer (Principal Financial Officer
and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document

3.1	Articles Supplementary designating powers, preferences and rights of the 9.0% Series E cumulative convertible preferred shares, which is attached as Exhibit 3.1 to the Company’s Form 8-K (Commission File No. 1-13561) filed on April 2, 2008, is hereby incorporated by reference as Exhibit 3.1.

4.1	Form of 9.0% Series E cumulative convertible preferred share certificate, which is attached as Exhibit 4.1 to the Company’s Form 8-K (Commission File No. 1-13561) filed on April 2, 2008 is hereby incorporated by reference as Exhibit 4.1.

31.1*	Certification of David M. Brain, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Mark A. Peterson, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.