Form 10-Q
period 2008-06-30
ENTERTAINMENT PROPERTIES TRUST
filed 2008-07-31
CIK 1045450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At July 29, 2008, there were 30,962,284 common shares of beneficial interest outstanding.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
ENTERTAINMENT PROPERTIES TRUST
Consolidated Balance Sheets
(Dollars in thousands except share data)

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Rental properties, net of accumulated depreciation of $196,554 and $177,607 at June 30, 2008 and December 31, 2007, respectively	$1,765,299	$1,648,621
Property under development	29,833	23,001
Mortgage notes and related accrued interest receivable	356,764	325,442
Investment in a direct financing lease, net	162,032	—
Investment in joint ventures	2,437	42,331
Cash and cash equivalents	12,201	15,170
Restricted cash	15,228	12,789
Intangible assets, net	15,178	16,528
Deferred financing costs, net	9,628	10,361
Accounts and notes receivable, net	74,584	61,193
Other assets	18,592	16,197

Total assets	$2,461,776	$2,171,633

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued liabilities	$21,484	$26,532
Common dividends payable	25,735	21,344
Preferred dividends payable	7,853	5,611
Unearned rents and interest	11,218	10,782
Long-term debt	1,181,157	1,081,264

Total liabilities	1,247,447	1,145,533
Minority interests	17,131	18,207
Shareholders’ equity:
Common Shares, $.01 par value; 50,000,000 shares authorized; and 31,474,745 and 28,878,285 shares issued at June 30, 2008 and December 31, 2007, respectively	315	289
Preferred Shares, $.01 par value; 25,000,000 shares authorized; 3,200,000 Series B shares issued at June 30, 2008 and December 31, 2007; liquidation preference of $80,000,000	32	32
5,400,000 Series C convertible shares issued at June 30, 2008 and December 31, 2007; liquidation preference of $135,000,000	54	54
4,600,000 Series D shares issued at June 30, 2008 and December 31, 2007; liquidation preference of $115,000,000	46	46
3,450,000 Series E convertible shares issued at June 30, 2008; liquidation preference of $86,250,000	35	—
Additional paid-in-capital	1,223,975	1,023,598
Treasury shares at cost: 837,307 and 793,676 common shares at June 30, 2008 and December 31, 2007, respectively	(25,096)	(22,889)
Loans to shareholders	(3,525)	(3,525)
Accumulated other comprehensive income	31,130	35,994
Distributions in excess of net income	(29,768)	(25,706)

Shareholders’ equity	1,197,198	1,007,893

Total liabilities and shareholders’ equity	$2,461,776	$2,171,633

See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST
Consolidated Statements of Income
(Unaudited)
(Dollars in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Rental revenue	$49,940	$45,658	$99,062	$88,497
Tenant reimbursements	5,194	4,276	10,865	7,908
Other income	491	493	1,202	1,274
Mortgage and other financing income	13,130	7,157	23,484	10,644

Total revenue	68,755	57,584	134,613	108,323

Property operating expense	6,309	5,484	13,335	10,040
Other expense	622	936	1,557	1,542
General and administrative expense	3,938	2,828	8,352	6,060
Interest expense, net	16,960	15,162	34,428	26,579
Depreciation and amortization	10,341	9,126	21,014	17,388

Income before equity in income from joint ventures, minority interests and discontinued operations	30,585	24,048	55,927	46,714

Equity in income from joint ventures	245	199	1,527	397
Minority interests	478	—	986	—

Income from continuing operations	$31,308	$24,247	$58,440	$47,111

Discontinued operations:
Income (loss) from discontinued operations	(16)	788	(27)	834
Gain on sale of real estate	119	3,240	119	3,240

Net income	31,411	28,275	58,532	51,185

Preferred dividend requirements	(7,552)	(5,234)	(13,162)	(10,090)
Series A preferred redemption costs	—	(2,101)	—	(2,101)

Net income available to common shareholders	$23,859	$20,940	$45,370	$38,994

Per share data:
Basic earnings per share data:
Income from continuing operations available to common shareholders	$0.78	$0.64	$1.56	$1.33
Income from discontinued operations	0.01	0.15	—	0.15

Net income available to common shareholders	$0.79	$0.79	$1.56	$1.48

Diluted earnings per share data:
Income from continuing operations available to common shareholders	$0.77	$0.63	$1.54	$1.30
Income from discontinued operations	0.01	0.15	—	0.15

Net income available to common shareholders	$0.78	$0.78	$1.54	$1.45

Shares used for computation (in thousands):
Basic	30,295	26,418	29,069	26,351
Diluted	30,733	26,914	29,474	26,866

Dividends per common share	$0.84	$0.76	$1.68	$1.52

See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST
Consolidated Statement of Changes in Shareholders’ Equity
Six Months Ended June 30, 2008
(Unaudited)
(Dollars in thousands)

								Accumulated
					Additional			other	Distributions
	Common Stock		Preferred Stock		paid-in	Treasury	Loans to	comprehensive	in excess of
	Shares	Par	Shares	Par	capital	shares	shareholders	income	net income	Total
Balance at December 31, 2007	28,878	$289	13,200	$132	$1,023,598	$(22,889)	$(3,525)	$35,994	$(25,706)	$1,007,893
Shares issued to Trustees	6	—	—	—	332	—	—	—	—	332
Issuance of nonvested shares, including nonvested shares issued for the payment of bonuses	121	1	—	—	1,991	—	—	—	—	1,992
Amortization of nonvested shares	—	—	—	—	1,589	—	—	—	—	1,589
Share option expense	—	—	—	—	225	—	—	—	—	225
Foreign currency translation adjustment	—	—	—	—	—	—	—	(6,984)	—	(6,984)
Change in unrealized loss on derivatives	—	—	—	—	—	—	—	2,120	—	2,120
Net income	—	—	—	—	—	—	—	—	58,532	58,532
Purchase of 16,771 common shares for treasury	—	—	—	—	—	(777)	—	—	—	(777)
Issuances of common shares, net of costs of $5.2 million	2,420	24	—	—	111,364	—	—	—	—	111,388
Issuance of preferred shares, net of costs of $2.8 million	—	—	3,450	35	83,403	—	—	—	—	83,438
Stock option exercises, net	50	1	—	—	1,473	(1,430)	—	—	—	44
Dividends to common and preferred shareholders	—	—	—	—	—	—	—	—	(62,594)	(62,594)

Balance at June 30, 2008	31,475	$315	16,650	$167	$1,223,975	$(25,096)	$(3,525)	$31,130	$(29,768)	$1,197,198

See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST
Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$31,411	$28,275	$58,532	$51,185
Other comprehensive income (loss):
Foreign currency translation adjustment	1,159	14,342	(6,984)	15,742
Change in unrealized gain (loss) on derivatives	381	(1,610)	2,120	(1,785)

Comprehensive income	$32,951	$41,007	$53,668	$65,142

See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2008	2007
Operating activities:
Net income	$58,532	$51,185
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interests	(986)	—
Income from discontinued operations	(92)	(4,074)
Equity in income from joint ventures	(1,527)	(397)
Distributions from joint ventures	1,777	449
Depreciation and amortization	21,014	17,388
Amortization of deferred financing costs	1,622	1,376
Share-based compensation expense to management and trustees	1,987	1,597
Increase in mortgage notes accrued interest receivable	(9,835)	(6,485)
Increase in accounts and notes receivable	(3,175)	(2,729)
Increase in direct financing lease receivable	(486)	—
Increase in other assets	(755)	(1,856)
Increase (decrease) in accounts payable and accrued liabilities	(549)	1,020
Decrease in unearned rents	(3,997)	(678)

Net operating cash provided by continuing operations	63,530	56,796
Net operating cash provided (used) by discontinued operations	(27)	892

Net cash provided by operating activities	63,503	57,688

Investing activities:
Acquisition of rental properties and other assets	(134,248)	(26,133)
Investment in consolidated joint venture	—	(30,944)
Investment in unconsolidated joint venture	(38)	—
Investment in mortgage notes receivable	(24,627)	(164,679)
Investment in promissory notes receivable	(10,149)	(5,000)
Investment in a direct financing lease, net	(121,785)	—
Additions to properties under development	(16,317)	(17,316)

Net cash used in investing activities from continued operations	(307,164)	(244,072)
Net proceeds from sale of real estate from discontinued operations	986	7,008

Net cash used in investing activities	(306,178)	(237,064)

Financing activities:
Proceeds from long-term debt facilities	136,153	404,940
Principal payments on long-term debt	(33,035)	(229,411)
Deferred financing fees paid	(925)	(974)
Net proceeds from issuance of common shares	111,335	400
Net proceeds from issuance of preferred shares	83,438	111,125
Redemption of preferred shares	—	(57,536)
Impact of stock option exercises, net	44	(1,025)
Purchase of common shares for treasury	(777)	(1,448)
Distributions paid to minority interests	(90)	(133)
Dividends paid to shareholders	(56,262)	(47,318)

Net cash provided by financing activities	239,881	178,620
Effect of exchange rate changes on cash	(175)	279

Net decrease in cash and cash equivalents	(2,969)	(477)
Cash and cash equivalents at beginning of the period	15,170	9,414

Cash and cash equivalents at end of the period	$12,201	$8,937

Supplemental information continued on next page.

ENTERTAINMENT PROPERTIES TRUST
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)
Continued from previous page.

	Six Months Ended June 30,
	2008	2007
Supplemental schedule of non-cash activity:
Acquisition of interest in joint venture assets in exchange for assumption of debt and other liabilities at fair value	$—	$136,373
Transfer of property under development to rental property	$9,374	$12,020
Issuance of nonvested shares at fair value, including nonvested shares issued for payment of bonuses	$6,028	$8,756

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$34,441	$24,566
Cash paid (received) during the period for income taxes	$(964)	$654

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
2. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. In addition, operating results for the six-month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
The Company consolidates certain entities in cases where it is deemed to be the primary beneficiary in a variable interest entity (VIE), as defined in FIN No. 46(R), “Consolidation of Variable Interest Entities” (FIN 46R). The equity method of accounting is applied to entities in which the Company is not the primary beneficiary as defined in FIN 46R, or does not have effective control, but can exercise influence over the entity with respect to its operations and major decisions.
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
Revenue Recognition
Rents that are fixed and determinable are recognized on a straight-line basis over the minimum terms of the leases. Base rent escalation on leases that are dependent upon increases in the Consumer Price Index (CPI) is recognized when known. Straight-line rent receivable is included in accounts receivable and was $23.0 million and $20.8 million at June 30, 2008 and December 31, 2007, respectively. In addition, most of the Company’s tenants are subject to additional rents if gross revenues of the properties exceed certain thresholds defined in the lease agreements (percentage rents). Percentage rents are recognized at the time when specific triggering events occur as provided by the lease agreements. Percentage rents of $0.9 million and $1.0 million were recognized during the six months ended June 30, 2008 and 2007, respectively. Lease termination fees are recognized when the related leases are canceled and the Company has no obligation to provide services to such former tenants. No termination fees were recognized during the six months ended June 30, 2008 and 2007.
Direct financing lease income is recognized on the effective interest method to produce a level yield on funds not yet recovered. Estimated unguaranteed residual values at the date of lease inception represent management’s initial estimates of fair value of the leased assets at the expiration of the lease, not to exceed original cost. Significant assumptions used in estimating residual values include estimated net cash flows over the remaining lease term and expected future real estate values. The estimated unguaranteed residual value is reviewed on an annual basis. The Company evaluates the collectibility of its direct financing lease receivable to determine whether it is impaired. A receivable is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. When a receivable is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the receivable’s effective interest rate or to the value of the underlying collateral if the receivable is collateralized.
Concentrations of Risk
American Multi-Cinema, Inc. (AMC) is the lessee of a substantial portion (51%) of the megaplex theatre rental properties held by the Company (including joint venture properties) at June 30, 2008 as a result of a series of sale leaseback transactions pertaining to a number of AMC megaplex theatres. A substantial portion of the Company’s rental revenues (approximately $48.9 million, or 49%, and $47.4 million, or 53%, for the six months ended June 30, 2008 and 2007, respectively) result from the rental payments by AMC under the leases, or its parent, AMC Entertainment, Inc. (AMCE), as the guarantor of AMC’s obligations under the leases. AMCE had total assets of $3.8 billion and $4.1 billion, total liabilities of $2.7 billion and $2.7 billion and total stockholders’ equity of $1.1 billion and $1.4 billion at April 3, 2008 and March 29, 2007, respectively. AMCE had net earnings of $43.4 million for the fifty-three weeks ended April 3, 2008 and $134.1 million for the fifty-two weeks ended March 29, 2007. AMCE has publicly held debt and accordingly, its consolidated financial information is publicly available.
For the six months ended June 30, 2008 and 2007, respectively, approximately $19.5 million, or 15%, and $16.6 million, or 15%, of total revenue was derived from the Company’s four entertainment retail centers in Ontario, Canada. For the six months ended June 30, 2008 and 2007, respectively, approximately $28.2 million, or 21%, and $21.9 million, or 20%, of our total revenue was derived from the Company’s four entertainment retail centers in Ontario, Canada combined with the mortgage financing interest related to the Company’s mortgage note receivable held in Canada and initially funded on June 1, 2005. The Company’s wholly owned subsidiaries that hold the Canadian entertainment retail centers, third party debt and mortgage note receivable represent approximately $252.5 million or 21% and $233.3 million or 23% of the Company’s net assets as of June 30, 2008 and December 31, 2007, respectively.
Share-Based Compensation
Share-based compensation is issued to employees of the Company pursuant to the Annual Incentive Program and the Long-Term Incentive Plan, and to Trustees for their service to the Company. Prior to May 9, 2007, all common shares and options to purchase common shares (share options) were issued under the 1997 Share Incentive Plan. The 2007 Equity Incentive Plan was approved by shareholders at the May 9, 2007 annual meeting and this plan replaced the 1997 Share Incentive Plan.

Accordingly, all common shares and options to purchase common shares granted on or after May 9, 2007 are issued under the 2007 Equity Incentive Plan.
The Company accounts for share based compensation under the Financial Accounting Standard (SFAS) No. 123R “Share-Based Payment.” Share based compensation expense consists of share option expense, amortization of nonvested share grants and shares issued to Trustees for payment of their annual retainers. Share based compensation is included in general and administrative expense in the accompanying consolidated statements of income, and totaled $2.0 million and $1.6 million for the six months ended June 30, 2008 and 2007, respectively.
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
The expense related to share options included in the determination of net income for the six months ended June 30, 2008 and 2007 was $225 thousand and $216 thousand, respectively. The following assumptions were used in applying the Black-Scholes option pricing model at the grant dates: risk-free interest rate of 3.2% to 3.5% and 4.8% for the six months ended June 30, 2008 and 2007, respectively, dividend yield of 6.7% and 5.2% to 5.4% for the six months ended June 30, 2008 and 2007, respectively, volatility factors in the expected market price of the Company’s common shares of 23.2% and 19.5% to 19.8% for the six months ended June 30, 2008 and 2007, respectively, no expected forfeitures and an expected life of eight years. The Company uses historical data to estimate the expected life of the option and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Additionally, expected volatility is computed based on the average historical volatility of the Company’s publicly traded shares.
Nonvested Shares Issued to Employees
The Company grants nonvested shares to employees pursuant to both the Annual Incentive Program and the Long-Term Incentive Plan. The Company amortizes the expense related to the nonvested shares awarded to employees under the Long-Term Incentive Plan and the premium awarded under the nonvested share alternative of the Annual Incentive Program on a straight-line basis over the future vesting period (three or five years). Total expense recognized related to all nonvested shares was $1.6 million and $1.3 million for the six months ended June 30, 2008 and 2007, respectively.
Shares Issued to Trustees
The Company issues shares to Trustees for payment of their annual retainers. These shares vest immediately but may not be sold for a period of one year from the grant date. This expense is amortized by the Company on a straight-line basis over the year of service by the Trustees. Total expense recognized related to shares issued to Trustees was $173 thousand and $113 thousand for the six months ended June 30, 2008 and 2007, respectively.
Reclassifications
Certain reclassifications have been made to the prior period amounts to conform to the current period presentation.

3. Rental Properties
The following table summarizes the carrying amounts of rental properties as of June 30, 2008 and December 31, 2007 (in thousands):

	June 30, 2008	December 31, 2007
	(Unaudited)
Buildings and improvements	$1,473,367	$1,412,812
Furniture, fixtures & equipment	43,124	25,005
Land	445,362	388,411

	1,961,853	1,826,228
Accumulated depreciation	(196,554)	(177,607)

Total	$1,765,299	$1,648,621

Depreciation expense on rental properties was $19.4 million and $16.2 million for the six months ended June 30, 2008 and 2007, respectively.
4. Additional Investment in Mortgage Note
During the three months ended June 30, 2008, a wholly-owned subsidiary of the Company invested an additional $5.0 million Canadian ($5.1 million U.S.) in the mortgage note receivable from Metropolis Limited Partnership (the Partnership) related to the construction of Toronto Life Square, a 13 level entertainment retail center in downtown Toronto. Consistent with the previous advances on this project, this advance has a five year stated term and bears interest at 15%. The carrying value of this mortgage note receivable at June 30, 2008 was $114.9 million Canadian ($112.7 million U.S.), including related accrued interest receivable of $34.6 million Canadian ($33.9 million U.S.). A bank has provided first mortgage construction financing to the Partnership totaling approximately $112 million as of June 30, 2008.
As of June 30, 2008, the Company has posted $7.6 million irrevocable stand-by letters of credit related to the Toronto Life Square project. The letters of credit are expected to be cancelled or drawn upon during the remainder of 2008 in conjunction with the completion and permanent financing of the Toronto Life Square project. Interest accrues on these outstanding letters of credit at a rate of 12% (15% if drawn upon).
Additionally during the three months ended June 30, 2008, the Partnership exercised its option to extend by six months the 25% principal payment and all accrued interest to date that was due on May 31, 2008 to November 30, 2008. The Partnership can also prepay the note (in full only, including all accrued interest) at any time with prepayment penalties as defined in the agreement.
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

5. Unconsolidated Real Estate Joint Ventures
At June 30, 2008, the Company had a 21.0% and 21.9% investment interest in two unconsolidated real estate joint ventures, Atlantic-EPR I and Atlantic-EPR II, respectively. The Company accounts for its investment in these joint ventures under the equity method of accounting.
The Company recognized income of $262 and $244 (in thousands) from its investment in the Atlantic-EPR I joint venture during the first six months of 2008 and 2007, respectively. The Company also received distributions from Atlantic-EPR I of $297 and $276 (in thousands) during the first six months of 2008 and 2007, respectively. Unaudited condensed financial information for Atlantic-EPR I is as follows as of and for the six months ended June 30, 2008 and 2007 (in thousands):

	2008	2007
Rental properties, net	$28,279	28,923
Cash	369	141
Long-term debt	15,609	15,972
Partners’ equity	12,713	12,991
Rental revenue	2,194	2,151
Net income	1,186	1,139
The Company recognized income of $163 and $153 (in thousands) from its investment in the Atlantic-EPR II joint venture during the first six months of 2008 and 2007, respectively. The Company also received distributions from Atlantic-EPR II of $184 and $173 (in thousands) during the first six months of 2008 and 2007, respectively. Unaudited condensed financial information for Atlantic-EPR II is as follows as of and for the six months ended June 30, 2008 and 2007 (in thousands):

	2008	2007
Rental properties, net	$22,189	22,650
Cash	240	83
Long-term debt	13,436	13,733
Note payable to Entertainment Properties Trust	117	117
Partners’ equity	8,535	8,703
Rental revenue	1,389	1,389
Net income	678	659
The joint venture agreements for Atlantic-EPR I and Atlantic-EPR II allow the Company’s partner, Atlantic of Hamburg, Germany (Atlantic), to exchange up to a maximum of 10% of its ownership interest per year in each of the joint ventures for common shares of the Company or, at the discretion of the Company, the cash value of those shares as defined in each of the joint venture agreements. Atlantic gave the Company notice that effective December 31, 2007, March 31, 2008 and June 30, 2008 they wanted to exchange a portion of their ownership in Atlantic-EPR I and Atlantic-EPR II. In January of 2008, the Company paid Atlantic cash of $95 (in thousands) in exchange for additional ownership of 0.5% for Atlantic-EPR I. In April of 2008, the Company paid Atlantic cash of $38 (in thousands) in exchange for additional ownership of 0.2% of Atlantic EPR I. In July of 2008, the Company paid Atlantic cash of $79 (in thousands) in exchange for additional ownership of 0.7% for

Atlantic EPR II. These exchanges did not impact total partners’ equity in either Atlantic-EPR I or Atlantic-EPR II.
As discussed in Note 12, on April 2, 2008, the Company acquired, through a wholly-owned subsidiary, the remaining 50% ownership interest in CS Fund I and CS Fund I became a wholly-owned subsidiary. Prior to the date of this acquisition, CS Fund I was accounted for as an unconsolidated real estate joint venture and from January 1, 2008 to April 1, 2008, the Company recognized income of $1.1 million and received distributions of $1.3 million related to this investment.
6. Mortgage Notes Payable
On January 11, 2008, a wholly-owned subsidiary of the Company obtained a non-recourse mortgage loan of $17.5 million. This mortgage is secured by a theatre property located in Garland, Texas. The mortgage loan bears interest at 6.19%, matures on February 1, 2018, and requires monthly principal and interest payments of $127 thousand with a final principal payment at maturity of $11.6 million.
On March 13, 2008, a wholly-owned subsidiary of the Company that holds the Company’s vineyard and winery assets entered into a $65.0 million term loan and revolving credit facility that is non-recourse to the Company. The credit facility is evidenced by a Credit Agreement dated as of March 4, 2008 and bears interest at LIBOR plus 1.5% on loans secured by real property and LIBOR plus 1.75% on loans secured by fixtures and equipment. The Credit Agreement provides for an aggregate advance rate of 65% based on the lesser of cost or appraised value. Term loans secured by real property may be drawn through March 14, 2010. These loans are amortized over a 25-year period and mature on the earlier of ten years after disbursement or the end of the related real property’s lease term. The equipment and fixture loans have a maturity date that is the earlier of ten years or the end of the related lease term and require full principal amortization over the term of the loan. The Credit Agreement contains an accordion feature whereby, subject to lender approval, the Company may obtain additional revolving credit and term loan commitments in an aggregate principal amount not to exceed $35.0 million. The initial disbursement under the Credit Agreement consisted of two term loans with an aggregate principal amount of approximately $9.5 million and maturity dates of December 1, 2017 and March 5, 2018. The Company simultaneously entered into two interest rate swap agreements that fixed the interest rates at a weighted average of 5.52% on these loans. Additionally, on March 24, 2008, the Company obtained $3.2 million of equipment loans that mature on December 1, 2017.
The net proceeds from the above-referenced loans were used to pay down outstanding indebtedness under the Company’s unsecured revolving credit facility.
7. Derivative Instruments
On March 13, 2008, the Company entered into two interest rate swap agreements to fix the interest rates on the outstanding term loans described in Note 6 with an initial principal balance of $9.5 million. At June 30, 2008, these agreements have outstanding notional amounts of $4.6 million and $4.8 million, termination dates of December 1, 2017 and March 5, 2018 and fixed rates of 5.51% and 5.53%.
Other expense for the six months ended June 30, 2008 and 2007 includes $509 thousand and $331 thousand, respectively, of net realized losses resulting from regular monthly settlements of foreign currency forward contracts. Additionally, interest expense, net for the six months ended June 30, 2008 includes $560 thousand of net realized losses resulting from regular monthly settlements of interest rate swaps.

8. Fair Value Disclosures
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.
Liabilities Measured at Fair Value on a Recurring Basis at June 30, 2008
(Unaudited, dollars in thousands)

	Quoted Prices in	Significant
	Active Markets	Other	Significant	Balance at
	for Identical	Observable	Unobservable	June 30,
Description	Assets (Level I)	Inputs (Level 2)	Inputs (Level 3)	2008
Derivative financial instruments*	$—	$(4,337)	$—	$(4,337)

*	Included in “Accounts payable and accrued liabilities” in the accompanying consolidated balance sheet.
The Company does not have any fair value measurements using significant unobservable inputs (Level 3) as of June 30, 2008.
In February 2008, the FASB proposed a one-year deferral of fair value measurement requirements for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. Accordingly, the Company’s adoption of this standard in 2008 was limited to financial assets and liabilities, which affects the valuation of the Company’s derivative contracts.

9. Earnings Per Share
The following table summarizes the Company’s common shares used for computation of basic and diluted earnings per share for the six months ended June 30, 2008 and 2007 (unaudited, amounts in thousands except per share information):

	Three Months Ended June 30, 2008			Six Months Ended June 30, 2008
	Income	Shares	Per Share	Income	Shares	Per Share
	(numerator)	(denominator)	Amount	(numerator)	(denominator)	Amount
Basic earnings:
Income from continuing operations	$31,308	30,295	$1.03	$58,440	29,069	$2.01
Preferred dividend requirements	(7,552)	—	(0.25)	(13,162)	—	(0.45)

Income from continuing operations available to common shareholders	23,756	30,295	0.78	45,278	29,069	1.56
Effect of dilutive securities:
Share options	—	336	(0.01)	—	312	(0.02)
Non-vested common share grants	—	102	—	—	93	—

Diluted earnings: Income from continuing continuing operations	$23,756	30,733	$0.77	$45,278	29,474	$1.54

Income from continuing operations available to common shareholders	$23,756	30,295	$0.78	$45,278	29,069	$1.56
Income from discontinued operations	103	—	0.01	92	—	—

Income available to common shareholders	$23,859	30,295	$0.79	$45,370	29,069	$1.56
Effect of dilutive securities:
Share options	—	336	(0.01)	—	312	(0.02)
Non-vested common share grants	—	102	—	—	93	—

Diluted earnings	$23,859	30,733	$0.78	$45,370	29,474	$1.54

	Three Months Ended June 30, 2007			Six Months Ended June 30, 2007
	Income	Shares	Per Share	Income	Shares	Per Share
	(numerator)	(denominator)	Amount	(numerator)	(denominator)	Amount
Basic earnings:
Income from continuing operations	$24,247	26,418	$0.92	$47,111	26,351	$1.79
Preferred dividend requirements	(5,234)	—	(0.20)	(10,090)	—	(0.38)
Series A preferred share redemption costs	(2,101)	—	(0.08)	(2,101)	—	(0.08)

Income from continuing operations available to common shareholders	16,912	26,418	0.64	34,920	26,351	1.33
Effect of dilutive securities:
Share options	—	405	(0.01)	—	419	(0.02)
Non-vested common share grants	—	91	—	—	96	(0.01)

Diluted earnings: Income from continuing operations	$16,912	26,914	$0.63	$34,920	26,866	$1.30

Income from continuing operations
available to common shareholders	$16,912	26,418	$0.64	$34,920	26,351	$1.33
Income from discontinued operations	4,028	—	0.15	4,074	—	0.15

Income available to common shareholders	$20,940	26,418	$0.79	$38,994	26,351	$1.48
Effect of dilutive securities:
Share options	—	405	(0.01)	—	419	(0.02)
Non-vested common share grants	—	91	—	—	96	(0.01)

Diluted earnings	$20,940	26,914	$0.78	$38,994	26,866	$1.45

The additional 1.9 million common shares that would result from the conversion of the Company’s 5.75% Series C cumulative convertible preferred shares and the additional 1.6 million common shares that would result from the conversion of the Company’s 9.0% Series E cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted earnings per share for the three and six months ended June 30, 2008 and 2007 because the effect is anti-dilutive.
10. Equity Incentive Plans
All grants of common shares and options to purchase common shares were issued under the 1997 Share Incentive Plan prior to May 9, 2007, and under the 2007 Equity Incentive Plan on and after May 9, 2007. Under the 2007 Equity Incentive Plan, an aggregate of 950,000 common shares and options to purchase common shares, subject to adjustment in the event of certain capital events, may be granted. At June 30, 2008, there were 721,216 shares available for grant under the 2007 Equity Incentive Plan.
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

					Weighted
					Average
	Number of	Option Price			Exercise
	Shares	Per Share			Price
Outstanding at December 31, 2007	906,998	$14.00	—	$65.50	$32.49
Exercised	(50,259)	19.30	—	42.46	29.32
Granted	86,033	47.20	—	52.72	47.84

Outstanding at June 30, 2008	942,772	14.00	—	65.50	34.06

The weighted average fair value of options granted was $4.31 and $7.91 during the six months ended June 30, 2008 and 2007, respectively. During the six months ended June 30, 2008, the intrinsic value of stock options exercised was $1.2 million. At June 30, 2008 and December 31, 2007, stock-option expense to be recognized in future periods was $1.2 million and $1.1 million, respectively.

The following table summarizes outstanding options at June 30, 2008:

Exercise	Options	Weighted avg.	Weighted avg.	Aggregate intrinsic
price range	outstanding	life remaining	exercise price	value (in thousands)
$14.00 - 19.99	189,141	2.1
20.00 - 29.99	276,716	4.5
30.00 - 39.99	91,756	5.8
40.00 - 49.99	268,214	8.0
50.00 - 59.99	10,000	9.9
60.00 - 65.50	106,945	8.6

	942,772	5.7	$34.06	$16,109

The following table summarizes exercisable options at June 30, 2008:

Exercise	Options	Weighted avg.	Weighted avg.	Aggregate intrinsic
price range	outstanding	life remaining	exercise price	value (in thousands)
$14.00 - 19.99	189,141	2.1
20.00 - 29.99	276,716	4.5
30.00 - 39.99	71,041	5.8
40.00 - 49.99	78,794	7.4
50.00 - 59.99	10,000	9.9
60.00 - 69.99	29,393	8.7

	655,085	4.6	$27.43	$14,863

Nonvested Shares
A summary of the Company’s nonvested share activity and related information is as follows:

		Weighted	Weighted
		Average	Average
	Number of	Grant Date	Life
	Shares	Fair Value	Remaining
Outstanding at December 31, 2007	238,553	$53.80
Granted	120,691	47.20
Vested	(76,916)	49.38

Outstanding at June 30, 2008	282,328	52.18	1.71

The holders of nonvested shares have voting rights and receive dividends from the date of grant. These shares vest ratably over a period of three or five years. The fair value of the nonvested shares that vested during the six months ended June 30, 2008 and June 30, 2007 was $3.6 million and $3.5 million, respectively. At June 30, 2008 and December 31, 2007, unamortized share-based compensation expense related to nonvested shares was $9.5 million and $7.4 million, respectively.

11. Concurrent Issuance of Series E Preferred Shares and Common Shares
On April 2, 2008, the Company issued 3,450,000 shares (including the exercise of the over-allotment option of 450,000 shares) of 9.0% Series E cumulative convertible preferred shares (Series E preferred shares) in a registered public offering at a purchase price of $25.00 per share resulting in net proceeds of approximately $83.4 million, after underwriting discounts and expenses. The Company will pay cumulative dividends on the Series E preferred shares from the date of original issuance in the amount of $2.25 per share each year, which is equivalent to 9.0% of the $25 liquidation preference per share. The Company does not have the right to redeem the Series E preferred shares except in limited circumstances to preserve the Company’s REIT status. The Series E preferred shares have no stated maturity and will not be subject to any sinking fund or mandatory redemption. The Series E preferred shares are convertible, at the holder’s option, into the Company’s common shares at an initial conversion rate of 0.4512 common shares per Series E preferred share, which is equivalent to an initial conversion price of $55.41 per common share. This conversion ratio may increase over time upon certain specified triggering events including if the Company’s common share dividend exceeds a certain quarterly threshold which will initially be set at $0.84 per common share.
Also, on April 2, 2008, the Company issued pursuant to a registered public offering of 2,415,000 common shares (including the exercise of the over-allotment option of 315,000 shares) at a purchase price of $48.18 per share. Total net proceeds to the Company after underwriting discounts and expenses were approximately $111.2 million.
The proceeds from both of the above public offerings were used to pay down the Company’s unsecured revolving credit facility, to fund the CS Fund I purchase described in Note 12 and remaining net proceeds were invested in interest-bearing accounts and short-term interest-bearing securities which are consistent with the qualification as a REIT under the Internal Revenue Code.
12. Property Acquisitions and Dispositions
On April 2, 2008, the Company acquired, through a wholly-owned subsidiary, the remaining 50.0% ownership interest in CS Fund I for a total purchase price of approximately $39.5 million from its partner, JERIT Fund I Member. Upon completion of this transaction, CS Fund I became a wholly-owned subsidiary of the Company. The member purchase agreement provides that the Company shall pay JERIT Fund I Member a monthly asset management fee of 1.875% of the monthly rent for the six month period following the closing. The membership purchase agreement also contains an option pursuant to which JERIT Fund I Member may re-acquire its 50% interest in CS Fund I within six months after the acquisition of such interest by the Company. At the time of the acquisition, CS Fund I owned 12 public charter school properties located in Nevada, Arizona, Ohio, Georgia, Missouri, Michigan, Florida and Washington D.C. These schools are leased under a long-term triple net master lease which has been classified as a direct financing lease as described in Note 13.
On June 9, 2008, the Company acquired, through VinREIT, LLC (VinREIT), four wineries and two vineyards and simultaneously leased these properties to Eight Estates Fine Wines, LLC (DBA Ascentia Wine Estates). The acquisition price for these properties was approximately $116.5 million and the properties are leased under long-term triple-net leases. The properties total 936 acres including 565 acres of vineyards. Three wineries and two vineyards are located in California with an additional winery located in Washington.
The Company owns 96% of the membership interests of VinREIT and accordingly, the financial statements of VinREIT have been consolidated into the Company’s financial statements.  The Company’s partner in VinREIT is Global Wine Partners (U.S.), LLC (GWP). GWP provides certain consulting services to VinREIT in connection with the acquisition, development, administration and marketing of vineyard properties and wineries.  GWP is entitled to receive a 1% origination fee on winery and vineyard investments and 4% of the annual cash flow of VinREIT after a charge for debt service. GWP may receive additional amounts upon certain events and after certain hurdle rates of return are achieved by the Company.  Accordingly, the Company paid $92 thousand in origination fees for the six months ended June 30, 2008 and minority interest expense related to VinREIT was $82 thousand for the six months ended June 30, 2008, representing GWP’s portion of the annual cash flow.
In 2008, Donald Brain, the brother of the Company’s Chief Executive Officer, acquired a 33.33% interest in GWP. The Company’s Board of Trustees was informed of Donald Brain’s acquisition of such interest, and affirmed VinREIT’s business relationship with GWP. There was no modification to the operating agreement of VinREIT, and future amendments or modifications to the operating agreement or relationship with GWP will require the Board of Trustee’s approval.
On June 17, 2008, the Company acquired, through a wholly-owned subsidiary, 11 public charter school properties from Imagine Schools, Inc. Additionally, the Company funded expansions at two of the public charter school properties previously acquired. The acquisition price for the properties was approximately $82.3 million and the properties are leased under a long-term triple-net master lease. The transaction was executed as part of a $200 million option agreement with Imagine Schools, and leaves approximately $40 million available for acquisitions prior to December 2009. The 11 new properties are located in Georgia, Missouri, Ohio, Indiana and North Carolina and the two expansions are located in Arizona and Nevada. The master lease is classified as a direct financing lease as described in Note 13.
13. Investment in a Direct Financing Lease
As discussed in Note 12, investment in a direct financing lease relates to the Company’s master lease of 23 public charter school properties. Investment in a direct financing lease, net represents estimated unguaranteed residual values of leased assets and net unpaid rentals, less related deferred income. The following table summarizes the carrying amounts of investment in a direct financing lease, net as of June 30, 2008 (in thousands):

June 30, 2008
Total minimum lease payments receivable	$556,207
Estimated unguaranteed residual value of leased assets	159,834
Less deferred income (1)	(554,009)

Investment in a direct financing lease, net	$162,032

(1)	Deferred income is net of $1.7 million of initial direct costs.
There was no investment in a direct financing lease for the year ended December 31, 2007. Additionally, the Company has determined that no allowance for losses was necessary at June 30, 2008.

The Company’s direct financing lease has expiration dates ranging from approximately 23 to 25 years. Future minimum rentals receivable on this direct financing lease at June 30, 2008 are as follows (in thousands):

Amount
Year:
2008	$7,992
2009	16,164
2010	16,530
2011	17,025
2012	17,536
Thereafter	480,960

Total	$556,207

14. Discontinued Operations
Included in discontinued operations for the three and six months ended June 30, 2008 and June 30, 2007 is a land parcel sold in June of 2008 for $1.1 million. The land parcel was previously leased under a ground lease. Additionally, included in discontinued operations for the three and six months ended June 30, 2007 is a parcel including two leased properties sold in June of 2007 for $7.7 million, aggregating 107 thousand square feet.
The operating results relating to assets sold are as follows (unaudited, in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Rental revenue	—	$117	—	$243
Tenant reimbursements	—	63	—	74
Other income	—	700	—	700

Total revenue	—	880	—	1,017

Property operating expense	16	69	27	125
Depreciation and amortization	—	23	—	58

Income (loss) before gain on sale of real estate	(16)	788	(27)	834

Gain on sale of real estate	119	3,240	119	3,240

Net income	$103	$4,028	$92	$4,074

15. Other Commitments and Contingencies
As of June 30, 2008, the Company had one theatre development project in Glendora, California under construction for which it has agreed to finance the development costs. The theatre is expected to have a total of 12 screens and the development costs are expected to be approximately $13.2 million. Through June 30, 2008, the Company has invested $5.6 million in this project, and has commitments to fund approximately $7.6 million of additional improvements. Development costs are advanced by the Company in periodic draws. If the Company determines that construction is not being completed in accordance with the terms of the development agreement, the Company can discontinue funding construction draws. The Company has agreed to lease the theatre to the operator at pre-determined rates.
Additionally as of June 30, 2008, the Company had one winemaking and storage facility project under development for which it has agreed to finance the development costs. Through June 30, 2008, the Company has invested approximately $2.7 million in this project for the purchase of land in Sonoma County, California, and has commitments to fund approximately $5.8 million of additional improvements. Development costs are advanced by the Company in periodic draws. If the Company determines that construction is not being completed in accordance with the terms of the development agreement, the Company can discontinue funding construction draws. The Company has agreed to lease the facility to the operator at pre-determined rates.
The Company held a 50% ownership interest in Suffolk Retail LLC (Suffolk) which is developing additional retail square footage adjacent to one of the Company’s megaplex theatres in Suffolk, Virginia. The Company’s joint venture partner is the developer of the project and Suffolk has committed to pay the developer a development fee of $1.2 million of which $1.0 million has been paid through June 30, 2008.
The Company has provided a guarantee of the payment of certain economic development revenue bonds totaling $22.0 million for which the Company earns a fee at an annual rate of 1.75% over the 30 year term of the bond. The Company evaluated this guarantee in connection with the provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). Based on certain criteria, FIN 45 requires a guarantor to record an asset and a liability at inception. Accordingly, the Company has recorded approximately $4.0 million as a deferred asset included in accounts receivable and approximately $4.0 million included in other liabilities in the accompanying consolidated balance sheets as of June 30, 2008 and December 31, 2007 which represents management’s best estimate of the fair value of the guarantee at inception which will be realized over the term of the guarantee. No amounts have been accrued as a loss contingency related to this guarantee because payment by the Company is not probable.
The Company has certain unfunded commitments related to its mortgage note investments that it may be required to fund in the future. The Company is generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of June 30, 2008, the Company had three mortgage notes receivable with unfunded commitments totaling approximately $80.3 million. If such commitments are funded in the future, interest will be charged at rates consistent with the existing investments.
16. Subsequent Events
On July 11, 2008, the Company paid in full its mortgage note payable which had an outstanding balance of principal and interest totaling $90.6 million. This mortgage note payable was secured by eight theatre properties and required monthly principal and interest payments of $689 thousand. The maturity date of the mortgage note payable was July 11, 2028. The mortgage agreement contained a “hyper-amortization” feature, in which the principal payment schedule was rapidly accelerated, and the Company’s principal and interest payments were substantially increased, if the balance was not paid in full on the anticipated prepayment date of July 11, 2008.

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
Overview
Our principal business objective is to be the nation’s leading destination entertainment, entertainment-related, recreation and specialty real estate company by continuing to develop, acquire or finance high-quality properties. As of June 30, 2008, our total assets exceeded $2.4 billion, and included investments in 79 megaplex theatre properties (including four joint venture properties) and various restaurant, retail, entertainment, destination recreational and specialty properties located in 29 states, the District of Columbia and Ontario, Canada. As of June 30, 2008, we had invested approximately $29.8 million in development land and construction in progress for real-estate development and approximately $356.8 million (including accrued interest) in mortgage financing for entertainment, recreational and specialty properties.
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
Our property acquisitions and financing commitments are financed by cash from operations, borrowings under our revolving credit facilities, term loan facilities and long-term mortgage debt, and the sale of equity securities. It has been our strategy to structure leases and financings to ensure a positive spread between our cost of capital and the rentals paid by our tenants. We have primarily acquired or developed new properties that are pre-leased to a single tenant or multi-tenant properties that have a high occupancy rate. We do not typically develop or acquire properties on a speculative basis or that are not significantly pre-leased. As of June 30, 2008, we have also entered into four joint ventures formed to own and lease single properties and have provided mortgage note financing as described above. We intend to continue entering into some or all of these types of arrangements in the foreseeable future.
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
Consolidation
We consolidate certain entities in cases where we are deemed to be the primary beneficiary in a variable interest entity (VIE), as defined in FIN No. 46(R), “Consolidation of Variable Interest Entities” (FIN 46R). The equity method of accounting is applied to entities in which we are not the primary beneficiary as defined in FIN 46R, or do not have effective control, but can exercise influence over the entity with respect to its operations and major decisions.
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
Direct financing lease income is recognized on the effective interest method to produce a level yield on funds not yet recovered. Estimated unguaranteed residual values at the date of lease inception represent management’s initial estimates of fair value of the leased assets at the expiration of the lease, not to exceed original cost. Significant assumptions used in estimating residual values include estimated net cash flows over the remaining lease term and expected future real estate values. The estimated unguaranteed residual value is reviewed on an annual basis. The Company evaluates the collectibility of its direct financing lease receivable to determine whether it is impaired. A receivable is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. When a receivable is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the receivable’s effective interest rate or to the value of the underlying collateral if the receivable is collateralized.
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
We apply the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We assess the carrying value of our rental properties whenever events or changes in circumstances indicate that the carrying amount of a property may not be recoverable. Certain factors that may occur and indicate that impairments may exist include, but are not limited to: underperformance relative to projected future operating results, tenant difficulties and significant adverse industry or market economic trends. No such indicators existed during the first six months of 2008. If an indicator of possible impairment exists, a property is evaluated for impairment by comparing the carrying amount of the property to the estimated undiscounted future cash flows expected to be generated by the property. If the carrying amount of a property exceeds its estimated future cash flows on an undiscounted basis, an impairment charge is recognized in the amount by which the carrying amount of the property exceeds the fair value of the property. Management estimates fair value of our rental properties based on projected discounted cash flows using a discount rate determined by management to be commensurate with the risk inherent in the Company. Management did not record any impairment charges for the first six months of 2008.
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
On March 13, 2008, a wholly-owned subsidiary that holds our vineyard and winery assets entered into a $65.0 million term loan and revolving credit facility. The credit facility is evidenced by a Credit Agreement dated as of March 4, 2008 and bears interest at LIBOR plus 1.5% on loans secured by real property and LIBOR plus 1.75% on loans secured by fixtures and equipment. The Credit Agreement provides for an aggregate advance rate of 65% based on the lesser of cost or appraised value. Term loans secured by real property may be drawn through March 14, 2010. These loans are amortized over a 25-year period and mature on the earlier of ten years after disbursement or the maturity of the related real property lease. The equipment and fixture loans have a maturity date that is the earlier of ten years or the maturity of the related lease and require full principal amortization over the term of the loan. The Credit Agreement contains an accordion feature whereby, subject to lender approval, we may obtain additional revolving credit and term loan commitments in an aggregate principal amount not to exceed $35.0 million. The initial disbursement under the Credit Agreement consisted of two term loans with an aggregate principal amount of approximately $9.5 million and maturity dates of December 1, 2017 and March 5, 2018. We simultaneously entered into two interest rate swap agreements that fixed the interest rates at a weighted average of 5.52% on these loans. Additionally, on March 24, 2008, we obtained $3.2 million of equipment loans that mature on December 1, 2017.
The net proceeds from the above loans were used to pay down outstanding indebtedness under our unsecured revolving credit facility.
Additionally, on July 11, 2008, we paid in full our mortgage note payable which had an outstanding balance of principal and interest totaling $90.6 million. This mortgage note payable was secured by eight theatre properties and required monthly principal and interest payments of $689 thousand. The maturity date of the mortgage note payable was July 11, 2028. The mortgage agreement contained a “hyper-amortization” feature, in which the principal payment schedule was rapidly accelerated, and our principal and interest payments were substantially increased, if the balance was not paid in full on the anticipated prepayment date of July 11, 2008.
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
Dividend Reinvestment and Direct Share Purchase Plan
On June 26, 2008, we filed an “automatic” shelf registration statement on Form S-3 (File No. 333-151978) covering our revised Dividend Reinvestment and Direct Share Purchase Plan (the “Plan”).  The Plan supersedes and replaces our prior dividend reinvestment and direct share purchase plan.  Pursuant to the Plan we may issue from time to time on the terms and conditions set forth in the Plan up to 6,000,000 common shares at prices to be determined as described in the Plan.  We intend to use the proceeds from the common shares sold pursuant to the Plan for general corporate purposes.
Investments
On February 29, 2008, we loaned $10.0 million to Louis Cappelli. Through his related interests, Louis Cappelli is the developer and minority interest partner of our New Roc and White Plains entertainment retail centers located in the New York metropolitan area. The note bears interest at 10% and matures on February 28, 2009. As part of this transaction, we also received an option to purchase 50% of Louis Cappelli’s interests (or Louis Cappelli’s related interests) in three other projects in the New York metropolitan area. These projects are expected to cost approximately $300.0 million.
In addition, during the six months ended June 30, 2008, we funded approximately $18.6 million for development of Schlitterbahn Vacation Village, a water-park anchored entertainment village in

Kansas City, Kansas. We have committed to fund $175.0 million on this project and have funded $114.2 million through June 30, 2008.
On April 2, 2008, we acquired the remaining 50.0% ownership interest in CS Fund I for a total purchase price of approximately $39.5 million from our partner, JERIT Fund I Member. Upon completion of this transaction, CS Fund I became a wholly-owned subsidiary of the Company. The member purchase agreement provides that we shall pay JERIT Fund I Member a monthly asset management fee of 1.875% of the monthly rent for the six month period following the closing. The membership purchase agreement also contains an option pursuant to which JERIT Fund I Member may re-acquire its 50% interest in CS Fund I within six months after the acquisition of such interest by us. At the time of this acquisition, CS Fund I owned 12 public charter school properties located in Nevada, Arizona, Ohio, Georgia, Missouri, Michigan, Florida and Washington D.C. These schools are leased under a long-term triple net master lease which has been classified as a direct financing lease as described in Note 13 to the consolidated financial statements in this Quarterly Report on Form 10-Q.
On June 9, 2008, we acquired, through VinREIT, LLC (VinREIT), four wineries and two vineyards and simultaneously leased these properties to Eight Estates Fine Wines, LLC (DBA Ascentia Wine Estates). The acquisition price for these properties was approximately $116.5 million and the properties are leased under long-term triple-net leases. The properties total 936 acres including 565 acres of vineyards. Three wineries and two vineyards are located in California with an additional winery located in Washington.
We own 96% of the membership interests of VinREIT and accordingly, the financial statements of VinREIT have been consolidated into our financial statements.  Our partner in VinREIT is Global Wine Partners (U.S.), LLC (GWP). GWP provides certain consulting services to VinREIT in connection with the acquisition, development, administration and marketing of vineyard properties and wineries.  GWP is entitled to receive a 1% originiation fee on winery and vineyard investments and 4% of the annual cash flow of VinREIT after a charge for debt service. GWP may receive additional amounts upon certain events and after certain hurdle rates of return are achieved by us.  Accordingly, the Company paid $92 thousand in origination fees for the six months ended June 30, 2008 and minority interest expense related to VinREIT was $82 thousand for the six months ended June 30, 2008, representing GWP’s portion of the annual cash flow.
On June 17, 2008, we acquired 11 public charter school properties from Imagine Schools, Inc. Additionally, we funded expansions at two of the public charter school properties previously acquired. The acquisition price for the properties was approximately $82.3 million and the properties are leased under a long-term triple-net master lease. The transaction was executed as part of a $200 million option agreement with Imagine Schools, and leaves approximately $40 million available for acquisitions prior to December 2009. The 11 new properties are located in Georgia, Missouri, Ohio, Indiana and North Carolina and the two expansions are located in Arizona and Nevada. The master lease is classified as a direct financing lease as described in Note 13 to the consolidated financial statements in this Quarterly Report on Form 10-Q.
During the three months ended June 30, 2008, we invested an additional $5.0 million Canadian ($5.1 million U.S.) in the mortgage note receivable from Metropolis Limited Partnership (the Partnership) related to the construction of Toronto Life Square, a 13 level entertainment retail center in downtown Toronto. Consistent with the previous advances on this project, this advance has a five year stated term and bears interest at 15%. The carrying value of this mortgage note receivable at June 30, 2008 was $114.9 million Canadian ($112.7 million U.S.), including related accrued interest receivable of

$34.6 million Canadian ($33.9 million U.S.). A bank has provided first mortgage construction financing to the Partnership totaling approximately $112 million as of June 30, 2008.
As of June 30, 2008, we have posted $7.6 million irrevocable stand-by letters of credit related to the Toronto Life Square project. The letters of credit are expected to be cancelled or drawn upon during the remainder of 2008 in conjunction with the completion and permanent financing of the Toronto Life Square project. Interest accrues on these outstanding letters of credit at a rate of 12% (15% if drawn upon).
Additionally during the three months ended June 30, 2008, the Partnership exercised its option to extend by six months the 25% principal payment and all accrued interest to date that was due on May 31, 2008 to November 30, 2008. The Partnership can also prepay the note (in full only, including all accrued interest) at any time with prepayment penalties as defined in the agreement.
On the maturity date or any other date that the Partnership elects to prepay the note in full, we have the option to purchase a 50% equity interest in the Partnership or alternative joint venture vehicle that is established. The purchase price stipulated in the option is based on estimated fair market value of the entertainment retail center at the time of exercise, defined as the then existing stabilized net operating income capitalized at a pre-determined rate. A subscription agreement governs the terms of the cash flow sharing with the other should we elect to become an owner.
Sale of Property
On June 23, 2008, we sold a parcel of land in Powder Springs, Georgia for $1.1 million. The land parcel was previously leased under a ground lease. Accordingly, we recognized a gain on sale of real estate of $0.1 million for the six months ended June 30, 2008. For further detail on this disposition, see Note 14 to the consolidated financial statements in this Quarterly Report on Form 10-Q.
Derivative Instruments
As further discussed in Note 7 to the consolidated financial statements in this Quarterly Report on Form 10-Q, on March 13, 2008, we have entered into two interest rate swap agreements. These agreements fixed the interest rates of $9.5 million in term loans funded in March of 2008 at a weighted average of 5.52%.
Results of Operations
Three months ended June 30, 2008 compared to three months ended June 30, 2007
Rental revenue was $49.9 million for the three months ended June 30, 2008, compared to $45.7 million for the three months ended June 30, 2007. The $4.2 million increase resulted primarily from the acquisitions and developments completed in 2007 and 2008 and base rent increases on existing properties. Percentage rents of $0.3 million and $0.6 million were recognized during the three months ended June 30, 2008 and 2007, respectively. Straight-line rents of $1.1 million were recognized during the three months ended June 30, 2008 and 2007.
Tenant reimbursements totaled $5.2 million for the three months ended June 30, 2008 compared to $4.3 million for the three months ended June 30, 2007. These tenant reimbursements arise from the operations of our retail centers. Of the $0.9 million increase, $0.4 million is due to our May 8, 2007 acquisition of a 66.67% interest in the joint ventures that own an entertainment retail center in White Plains, New York. The remaining increase is due to increases in other tenant reimbursements, primarily driven by the expansion and leasing of the gross leasable area at our retail centers in Ontario, Canada.

Mortgage and other financing income for the three months ended June 30, 2008 was $13.1 million compared to $7.2 million for the three months ended June 30, 2007. The $5.9 million increase relates to the increased real estate lending activities subsequent to the second quarter of 2007 and our investment in a direct financing lease as discussed in Note 13 to the consolidated financial statements in this Quarterly Report on Form 10-Q.
Our property operating expense totaled $6.3 million for the three months ended June 30, 2008 compared to $5.5 million for the three months ended June 30, 2007. These property operating expenses arise from the operations of our retail centers. Of the $0.8 million increase, $0.5 million is due to our May 8, 2007 acquisition of a 66.67% interest in the joint ventures that own an entertainment retail center in White Plains, New York. The remaining increase is due to increases in other property operating expenses primarily at our retail centers in Ontario, Canada.
Other expense totaled $0.6 million for the three months ended June 30, 2008 compared to $0.9 million for the three months ended June 30, 2007. Of the $0.3 million decrease, $0.2 million is due to less expense recognized upon settlement of foreign currency forward contracts during the three months ended June 30, 2008. The remaining decrease of $0.1 million is due to a decrease in expense from a family bowling center in Westminster, Colorado operated through a wholly-owned taxable REIT subsidiary.
Our general and administrative expense totaled $3.9 million for the three months ended June 30, 2008 compared to $2.8 million for the three months ended June 30, 2007. The increase of $1.1 million is due to increases in costs that primarily resulted from payroll and related expenses attributable to increases in base and incentive compensation, additional employees and amortization resulting from grants of nonvested shares to management, as well as increases in professional fees and franchise taxes. In addition, general and administrative expense for the three months ended June 30, 2008 includes $0.4 million in costs associated with terminated transactions.
Our net interest expense increased by $1.8 million to $17.0 million for the three months ended June 30, 2008 from $15.2 million for the three months ended June 30, 2007. Approximately $0.7 million of the increase resulted from the acquisition of a 66.67% interest in the joint ventures that own an entertainment retail center in White Plains, New York that had an outstanding mortgage debt of $119.7 million as of the May 8, 2007 acquisition date. The remainder of the increase resulted from increases in long-term debt used to finance our real estate acquisitions, direct financing lease and mortgage notes receivable.
Depreciation and amortization expense totaled $10.3 million for the three months ended June 30, 2008 compared to $9.1 million for the three months ended June 30, 2007. The $1.2 million increase resulted primarily from our real estate acquisitions completed in 2007 and 2008.
Minority interest totaled $0.5 million for the three months ended June 30, 2008 and resulted primarily from the consolidation of a VIE in which our variable interest is debt and the VIE has sufficient equity to cover its cumulative net losses incurred subsequent to our loan transaction. Additionally, there was $0.1 million in minority interest due to our VinREIT operations as discussed in Note 12 to the consolidated financial statements in this Quarterly Report on Form 10-Q. There was no minority interest for the three months ended June 30, 2007.
Loss from discontinued operations totaled $0.02 million for the three months ended June 30, 2008 compared to income from discontinued operations of $0.8 million for the three months ended June

30, 2007. The $0.78 million decrease is due primarily to the recognition of $0.7 million in development fees related to a parcel adjacent to our megaplex theatre in Pompano, Florida during the three months ended June 30, 2007. The development rights, along with two income-producing tenancies, were sold to a developer group in June of 2007.
The gain on sale of real estate from discontinued operations of $0.1 million for the three months ended June 30, 2008 was due to the sale of a land parcel in Powder Springs, Georgia in June of 2008. The gain on sale of real estate from discontinued operations of $3.2 million for the three months ended June 30, 2007 was due to the sale of a parcel that included two leased properties adjacent to our megaplex theatre in Pompano, Florida.
Preferred dividend requirements for the three months ended June 30, 2008 were $7.6 million compared to $5.2 million for the same period in 2007. The $2.4 million increase is due to the issuance of 3.5 million Series E convertible preferred shares in April of 2008 and the issuance of the Series D preferred shares in May of 2007. This was partially offset by the redemption of 2.3 million Series A preferred shares in May of 2007.
Six months ended June 30, 2008 compared to six months ended June 30, 2007
Rental revenue was $99.1 million for the six months ended June 30, 2008 compared to $88.5 million for the six months ended June 30, 2007. The $10.6 million increase resulted primarily from the acquisitions and developments completed in 2007 and 2008 and base rent increases on existing properties. Percentage rents of $0.9 million and $1.0 million were recognized during the six months ended June 30, 2008 and 2007, respectively. Straight-line rents of $1.9 million and $2.1 million were recognized during the six months ended June 30, 2008 and 2007, respectively.
Tenant reimbursements totaled $10.9 million for the six months ended June 30, 2008 compared to $7.9 million for the six months ended June 30, 2007. These tenant reimbursements arise from the operations of our retail centers. Of the $3.0 million increase, $1.7 million is due to our May 8, 2007 acquisition of a 66.67% interest in the joint ventures that own an entertainment retail center in White Plains, New York. The remaining increase is due to increases in tenant reimbursements, primarily driven by the expansion and leasing of the gross leasable area at our retail centers in Ontario, Canada.
Mortgage and other financing income for the six months ended June 30, 2008 was $23.5 million compared to $10.6 million for the six months ended June 30, 2007. The $12.9 million increase relates to the increased real estate lending activities subsequent to the second quarter of 2007 and our investment in a direct financing lease as discussed in Note 13 to the consolidated financial statements in this Quarterly Report on Form 10-Q.
Our property operating expense totaled $13.3 million for the six months ended June 30, 2008 compared to $10.0 million for the six months ended June 30, 2007. These property operating expenses arise from the operations of our retail centers. Of the $3.3 million increase, $1.9 million is due to our May 8, 2007 acquisition of a 66.67% interest in the joint ventures that own an entertainment retail center in White Plains, New York. The remaining increase is due to increases in other property operating expenses, primarily at our retail centers in Ontario, Canada.
Our general and administrative expense totaled $8.4 million for the six months ended June 30, 2008 compared to $6.1 million for the six months ended June 30, 2007. The increase of $2.3 million is primarily due to increases in costs that primarily resulted from payroll and related expenses attributable to increases in base and incentive compensation, additional employees and amortization resulting from grants of restricted shares to management, as well as increases in professional fees and franchise taxes. In addition, general and administrative expense for the six months ended June 30, 2008 includes $0.7 million in costs associated with terminated transactions.
Our net interest expense increased by $7.8 million to $34.4 million for the six months ended June 30, 2008 from $26.6 million for the six months ended June 30, 2007. Approximately $2.4 million of the increase resulted from the acquisition of a 66.67% interest in the joint ventures that own an entertainment retail center in White Plains, New York that had outstanding mortgage debt of $119.7 million as of the May 8, 2007 acquisition date. The remainder of the increase resulted from increases in long-term debt used to finance our real estate acquisitions, direct financing lease and mortgage notes receivable.
Depreciation and amortization expense totaled $21.0 million for the six months ended June 30, 2008 compared to $17.4 million for the six months ended June 30, 2007. The $3.6 million increase resulted primarily from real estate acquisitions completed in 2007 and 2008.
Equity in income from joint ventures totaled $1.5 million for the six months ended June 30, 2008 compared to $0.4 million for the six months ended June 30, 2007. The $1.1 million increase resulted from our investment in a 50% ownership interest of CS Fund I on October 30, 2007. We acquired the remaining 50% ownership of CS Fund I on April 2, 2008 as discussed in Note 12 to the consolidated financial statements in this Quarterly Report on Form 10-Q.
Minority interests totaled $1.0 million for the six months ended June 30, 2008 and resulted primarily from the consolidation of a VIE in which our variable interest is debt and the VIE has sufficient equity to cover its cumulative net losses incurred subsequent to our loan transaction. Additionally, there was $0.1 million in minority interest due to our VinREIT operations as discussed in Note 12 to the consolidated financial statements in this Quarterly Report on Form 10-Q. There was no minority interest for the six months ended June 30, 2007.
Loss from discontinued operations totaled $0.03 million for the six months ended June 30, 2008 compared to income from discontinued operations of $0.8 million for the six months ended June 30, 2007. The $0.77 million decrease is primarily due to the recognition of $0.7 million in development fees for the six months ended June 30, 2007 related to a parcel adjacent to our megaplex theatre in Pompano, Florida. The development rights, along with two income-producing tenancies, were sold to a developer group in June of 2007.
The gain on sale of real estate from discontinued operations of $0.1 million for the six months ended June 30, 2008 was due to the sale of a land parcel in Powder Springs, Georgia in June of 2008. The gain on sale of real estate from discontinued operations of $3.2 million for the six months ended June 30, 2007 was due to the sale of a parcel that included two leased properties adjacent to our megaplex theatre in Pompano, Florida.
Preferred dividend requirements for the six months ended June 30, 2008 were $13.2 million compared to $10.1 million for the same period in 2007. The $3.1 million increase is due to the issuance of 3.5 million Series E convertible preferred shares in April of 2008 and the issuance of the Series D preferred shares in May of 2007. This was partially offset by the redemption of 2.3 million Series A preferred shares in May of 2007.

Liquidity and Capital Resources
Cash and cash equivalents were $12.2 million at June 30, 2008. In addition, we had restricted cash of $15.2 million at June 30, 2008. Of the restricted cash at June 30, 2008, $8.8 million relates to cash held for our borrower’s debt service reserve for a mortgage note receivable and the balance represents deposits required in connection with debt service, payment of real estate taxes and capital improvements.
Mortgage Debt, Credit Facilities and Term Loan
As of June 30, 2008, we had total debt outstanding of $1.2 billion. As of June 30, 2008, $1.1 billion of debt outstanding was fixed rate mortgage debt secured by a substantial portion of our rental properties and mortgage notes receivable, with a weighted average interest rate of approximately 6.0%. This $1.1 billion of fixed rate mortgage debt includes $123.4 million of LIBOR based debt that has been converted to fixed rate with interest rate swaps as further described below.
At June 30, 2008, we had $85.0 million in debt outstanding under our $235.0 million unsecured revolving credit facility, with interest at a floating rate. The unsecured revolving credit facility matures in January of 2009 but can be extended for one additional year. The amount that we are able to borrow on our unsecured revolving credit facility is a function of the values and advance rates, as defined by the credit agreement, assigned to the assets included in the borrowing base less outstanding letters of credit and less other liabilities, excluding our $119.1 million term loan, that are recourse obligations of the Company. As of June 30, 2008, our total availability under the unsecured revolving credit facility was $35.9 million. Subsequent to June 30, 2008, we simultaneously added eight theatre properties to the unsecured revolving credit facility borrowing base and used proceeds from the unsecured revolving credit facility to pay off a mortgage note payable. The eight theatre properties were previously used as security for the mortgage note payable as discussed in Note 16 to the consolidated financial statements in this Quarterly Report on Form 10-Q. After the properties were added and the mortgage note payable was paid in full, our total availability under the unsecured revolving credit facility increased by approximately $16 million.
On March 13, 2008, a wholly-owned subsidiary that holds our vineyards and winery assets entered into a $65.0 million term loan and revolving credit facility that is non-recourse to the Company. The credit facility is evidenced by a Credit Agreement dated as of March 4, 2008 and bears interest at LIBOR plus 1.5% on loans secured by real property and LIBOR plus 1.75% on loans secured by fixtures and equipment. The Credit Agreement contains an accordion feature whereby, subject to lender approval, the Company may obtain additional revolving credit and term loan commitments in an aggregate principal amount not to exceed $35.0 million. The initial disbursements under the Credit Agreement occurred in March of 2008 and consisted of two term loans in the aggregate principal amount of approximately $9.5 million with maturity dates of December 1, 2017 and March 5, 2018, respectively, and we simultaneously entered into interest rate swap agreements that fixed the interest rates on these loans at a weighted average of 5.52%. Additionally, on March 24, 2008, the Company obtained $3.2 million of equipment loans that mature on December 1, 2017.
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

Certain of our long-term debt agreements contain customary restrictive covenants related to financial and operating performance. At June 30, 2008, we were in compliance with all restrictive covenants.
Capital Structure and Coverage Ratios
We believe that our shareholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest, fixed charge and debt service coverage ratios. We expect to maintain our leverage ratio (i.e. total-long term debt of the Company as a percentage of shareholders’ equity plus total liabilities) below 55%. However, the timing and size of our equity offerings may cause us to temporarily operate over this threshold. At June 30, 2008, our leverage ratio was 48%. Our long-term debt as a percentage of our total market capitalization at June 30, 2008 was 39%. We do not manage to a ratio based on total market capitalization due to the inherent variability that is driven by changes in the market price of our common shares. We calculate our total market capitalization of $3.1 billion as follows at June 30, 2008:
•	Common shares outstanding of 30,637,438 multiplied by the last reported sales price of our common shares on the NYSE of $49.44 per share, or $1.5 billion;

•	Aggregate liquidation value of our Series B preferred shares of $80 million;

•	Aggregate liquidation value of our Series C preferred shares of $135 million;

•	Aggregate liquidation value of our Series D preferred shares of $115 million;

•	Aggregate liquidation value of our Series E preferred shares of $86 million and

•	Total long-term debt of $1.2 billion
Our interest coverage ratio for the six months ended June 30, 2008 and 2007 was 3.2 times and 3.4 times, respectively. Interest coverage is calculated as the interest coverage amount (as calculated in the following table) divided by interest expense, gross (as calculated in the following table). We consider the interest coverage ratio to be an appropriate supplemental measure of a company’s ability to meet its interest expense obligations. Our calculation of the interest coverage ratio may be different from the calculation used by other companies, and therefore, comparability may be limited. This information should not be considered as an alternative to any U.S. generally accepted accounting principles (GAAP) liquidity measures. The following table shows the calculation of our interest coverage ratios (unaudited, dollars in thousands):

	Six Months Ended June 30,
	2008	2007
Net income	$58,532	51,185
Interest expense, gross	35,467	26,940
Interest cost capitalized	(328)	(219)
Minority interest	(986)	—
Depreciation and amortization	21,014	17,388
Share-based compensation expense to management and trustees	1,987	1,597
Straight-line rental revenue	(1,893)	(2,051)
Gain on sale of real estate from discontinued operations	(119)	(3,240)
Depreciation and amortization of discontinued operations	—	58

Interest coverage amount	$113,674	91,658

Interest expense, net	$34,428	26,579
Interest income	711	142
Interest cost capitalized	328	219

Interest expense, gross	$35,467	26,940

Interest coverage ratio	3.2	3.4

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

	Six Months Ended June 30,
	2008	2007
Net cash provided by operating activities	$63,503	57,688

Equity in income from joint ventures	1,527	397
Distributions from joint ventures	(1,777)	(449)
Amortization of deferred financing costs	(1,622)	(1,376)
Increase in mortgage notes accrued interest receivable	9,835	6,485
Increase in accounts and notes receivable	3,175	2,729
Increase in direct financing lease receivable	486	—
Increase in other assets	755	1,856
Increase (decrease) in accounts payable and accrued liabilities	549	(1,020)
Decrease in unearned rents	3,997	678
Straight-line rental revenue	(1,893)	(2,051)
Interest expense, gross	35,467	26,940
Interest cost capitalized	(328)	(219)

Interest coverage amount	$113,674	91,658

Our fixed charge coverage ratio for the six months ended June 30, 2008 and 2007 was 2.3 times and 2.5 times, respectively. The fixed charge coverage ratio is calculated in exactly the same manner as the interest coverage ratio, except that preferred share dividends are also added to the denominator. We consider the fixed charge coverage ratio to be an appropriate supplemental measure of a company’s ability to make its interest and preferred share dividend payments. Our calculation of the fixed charge coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures. The following table shows the calculation of our fixed charge coverage ratios (unaudited, dollars in thousands):

	Six Months Ended June 30,
	2008	2007
Interest coverage amount	$113,674	91,658

Interest expense, gross	35,467	26,940
Preferred share dividends	13,162	10,090

Fixed charges	$48,629	37,030

Fixed charge coverage ratio	2.3	2.5

Our debt service coverage ratio for the six months ended June 30, 2008 and 2007 was 2.4 times and 2.6 times, respectively. The debt service coverage ratio is calculated in exactly the same manner as the interest coverage ratio, except that recurring principal payments are also added to the denominator. We consider the debt service coverage ratio to be an appropriate supplemental measure of a company’s ability to make its debt service payments. Our calculation of the debt service coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures. The following table shows the calculation of our debt service coverage ratios (unaudited, dollars in thousands):

	Six Months Ended June 30,
	2008	2007
Interest coverage amount	$113,674	91,658

Interest expense, gross	35,467	26,940
Recurring principal payments	12,037	8,411

Debt service	$47,504	35,351

Debt service coverage ratio	2.4	2.6

Liquidity Requirements
Short-term liquidity requirements consist primarily of normal recurring corporate operating expenses, debt service requirements and distributions to shareholders. We meet these requirements primarily through cash provided by operating activities. Net cash provided by operating activities was $63.5 million for the six months ended June 30, 2008 and $57.7 million for the six months ended June 30, 2007. Net cash used in investing activities was $306.2 million and $237.1 million for the six months ended June 30, 2008 and 2007, respectively. Net cash provided by financing activities was $239.9 million and $178.6 million for the six months ended June 30, 2008 and 2007, respectively. We anticipate that our cash on hand, cash from operations, and funds available under our unsecured revolving credit facility will provide adequate liquidity to fund our operations, make interest and principal payments on our debt, and allow distributions to our shareholders and avoid corporate level federal income or excise tax in accordance with REIT Internal Revenue Code requirements.
We have also posted $7.6 million of irrevocable stand-by letters of credit related to the Toronto Life Square.
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
Off Balance Sheet Arrangements
We had one theatre project under construction at June 30, 2008. The property has been pre-leased to the prospective tenant under a long-term triple-net lease and is located in Glendora, California. The cost of development is paid by us in periodic draws. The related timing and amount of rental payments to be received by us from tenants under the leases correspond to the timing and amount of funding by us of the cost of development. The theatre will have a total of 12 screens and total development costs will be approximately $13.2 million. Through June 30, 2008, we have invested $5.6 million in this project and have commitments to fund an additional $7.6 million in improvements. We plan to fund development primarily with funds generated by debt financing and/or equity offerings. If we determine that construction is not being completed in accordance with the terms of the development agreement, we can discontinue funding construction draws.
Additionally as of June 30, 2008, we had one winemaking and storage facility project under development for which we have agreed to finance the development costs. Through June 30, 2008, we have invested approximately $2.7 million in this project for the purchase of land in Sonoma County, California, and have commitments to fund approximately $5.8 million of additional improvements. Development costs are advanced by using periodic draws. If we determine that construction is not being completed in accordance with the terms of the development agreement, we can discontinue funding construction draws. We have agreed to lease the facility to the operator at pre-determined rates.
We held a 50% ownership interest in Suffolk Retail LLC (Suffolk) which is developing additional retail square footage adjacent to one of our megaplex theatres in Suffolk, Virginia. Our joint venture partner is the developer of the project and Suffolk has committed to pay the developer a development fee of $1.2 million of which $1.0 million has been paid through June 30, 2008.

On October 31, 2007, we entered into a guarantee agreement for $22.0 million.  This guarantee is for economic development revenue bonds with a total principal amount of $22.0 million, maturing on October 31, 2037. The bonds were issued by Southern Theatres for the purpose of financing the development and construction of three megaplex theatres in Louisiana.  We earn an annual fee of 1.75% on the outstanding principal amount of the bonds and the fee is paid by Southern Theatres monthly.  We evaluated this guarantee in connection with the provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). Based on certain criteria, FIN 45 requires a guarantor to record an asset and a liability for a guarantee at inception. Accordingly, we have recorded approximately $4.0 million as a deferred asset included in accounts receivable and approximately $4.0 million in other liabilities in the accompanying consolidated balance sheets as of June 30, 2008 and December 31, 2007.
We have certain unfunded commitments related to our mortgage note investments that we may be required to fund in the future. We are generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of our direct control. As of June 30, 2008, we had three mortgage notes receivable with unfunded commitments totaling approximately $80.3 million. If such commitments are funded in the future, interest will be charged at rates consistent with the existing investments.
At June 30, 2008, we had a 21.0% and 21.9% investment interest in two unconsolidated real estate joint ventures, Atlantic-EPR I and Atlantic-EPR II respectively, which are accounted for under the equity method of accounting. We do not anticipate any material impact on our liquidity as a result of any commitments that may arise involving those joint ventures. We recognized income of $262 and $244 (in thousands) from our investment in the Atlantic-EPR I joint venture during the six months ended June 30, 2008 and 2007, respectively. We recognized income of $163 and $153 (in thousands) from our investment in the Atlantic-EPR II joint venture during the six months ended June 30, 2008 and 2007, respectively. Condensed financial information for Atlantic-EPR I and Atlantic-EPR II joint ventures is included in Note 5 to the consolidated financial statements included in this Quarterly Report on Form 10-Q.
The joint venture agreements for Atlantic-EPR I and Atlantic-EPR II allow our partner, Atlantic of Hamburg, Germany (Atlantic), to exchange up to a maximum of 10% of its ownership interest per year in each of the joint ventures for common shares of the Company or, at our discretion, the cash value of those shares as defined in each of the joint venture agreements. Atlantic gave us notice that effective December 31, 2007, March 31, 2008 and June 30, 2008 they wanted to exchange a portion of their ownership in Atlantic-EPR I and Atlantic-EPR II. In January of 2008, we paid Atlantic cash of $95 (in thousands) in exchange for additional ownership of .5% for Atlantic-EPR I. In April of 2008, we paid Atlantic cash of $38 (in thousands) in exchange for additional ownership of .2% of Atlantic EPR I. In July of 2008, we paid Atlantic cash of $79 (in thousands) in exchange for additional ownership of .7% of Atlantic EPR I. These exchanges did not impact total partners’ equity in either Atlantic-EPR I or Atlantic-EPR II.
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
The additional 1.9 million common shares that would result from the conversion of our 5.75% Series C cumulative convertible preferred shares and the additional 1.6 million common shares that would result from the conversion of our 9.0% Series E cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted earnings per share for the three and six months ended June 30, 2008 and 2007 because the effect is anti-dilutive. However, because a conversion of the 5.75% Series C cumulative convertible preferred shares would be dilutive to FFO per share for the three and six months ended June 30, 2008, these adjustments have been made in the calculation of diluted FFO per share for these periods.
The following table summarizes our FFO, FFO per share and certain other financial information for the three and six months ended June 30, 2008 and 2007 (unaudited, in thousands, except per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income available to common shareholders	$23,859	20,940	45,370	38,994

Subtract: Minority interest	(537)	—	(1,069)	—
Subtract: Gain on sale of depreciable real estate from discontinued operations	—	(3,240)	—	(3,240)
Add: Real estate depreciation and amortization	10,138	8,933	20,639	17,018
Add: Allocated share of joint venture depreciation	69	63	381	123

FFO available to common shareholders	33,529	26,696	65,321	52,895

FFO available to common shareholders	$33,529	$26,696	65,321	$52,895
Add: Preferred dividends for Series C	1,941	—	3,881	—

Diluted FFO available to common shareholders	35,470	26,696	69,202	52,895

FFO per common share:
Basic	$1.11	1.01	2.25	2.01
Diluted	1.09	0.99	2.20	1.97

Shares used for computation (in thousands):
Basic	30,295	26,418	29,069	26,351
Diluted	32,647	26,914	31,385	26,866

Weighted average shares outstanding — diluted EPS	30,733	26,914	29,474	26,866
Effect of dilutive Series C preferred shares	1,914	—	1,911	—

Adjusted weighted average shares outstanding — diluted	32,647	26,914	31,385	26,866

Other financial information:
Straight-lined rental revenue	$1,067	1,096	1,893	2,051
Dividends per common share	$0.84	0.76	1.68	1.52
FFO payout ratio*	77%	77%	76%	77%

*	FFO payout ratio is calculated by dividing dividends per common share by FFO per diluted common share.
Impact of Recently Issued Accounting Standards
In November 2007, the FASB proposed a one-year deferral of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157) as it relates to the fair value measurement requirements for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. The Company does not expect the adoption of SFAS No. 157 will have a material impact on its financial position or results of operations.
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
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161). SFAS No. 161 amends and expands SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 161 requires companies with derivative instruments to disclose their fair value and their gains and losses in tabular format and information about credit-risk related features in derivative agreements, counterparty credit risk and objectives and strategies for using derivative instruments. The new statement will be applied prospectively for periods beginning after November 15, 2008. The Company is required to adopt SFAS No. 161 in the first quarter of 2009.
In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (SFAS 162).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States of America.  SFAS 162 will be effective 60 days after the Security and Exchange Commission approves the Public Company Accounting Oversight Board’s amendments to AU Section 411.  The Company does not anticipate the adoption of SFAS 162 will have an impact on its financial statements.
In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (FSP EITF 03-6-1). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The Company is required to adopt FSP EITF 03-6-1 in the first quarter of 2009 and is currently evaluating the impact that FSP EITF 03-6-1 will have on its financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks, primarily relating to potential losses due to changes in interest rates. We seek to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new long-term fixed rate borrowings whenever possible. We also have a $235 million unsecured revolving credit facility with $85 million outstanding as of June 30, 2008, a $65 million term loan and revolving credit facility with $12.6 million outstanding as of June 30, 2008 and a $119.1 million term loan, all of which bear interest at a floating rate. As further described in Note 7 to the consolidated financial statements in this Quarterly Report on Form 10-Q, the $12.6 million term loans include $9.4 million of LIBOR based debt that has been converted to a fixed rate with two interest rate swaps and the $119.1 million term loan includes $114.0 million of LIBOR based debt that has been converted to a fixed rate with two interest rate swaps.
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
We financed the acquisition of our four Canadian properties with non-recourse fixed rate mortgage loans from a Canadian lender in the original aggregate principal amount of approximately U.S. $97 million. The loans were made and are payable by us in Canadian dollars (CAD), and the rents received from tenants of the properties are payable in CAD. We have also provided a secured mortgage construction loan totaling CAD $80.4 million. The loan and the related interest income is payable to us in CAD.
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
Item 1A. Risk Factors
See “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 and, to the extent applicable, our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 for a detailed discussion of the risk factors affecting the Company. The information below provides updates to the previously disclosed risk factors and should be read in conjunction with the risk factors and information previously disclosed in our Annual Report on Form 10-K, and to the extent applicable, our Quarterly Reports on Form 10-Q.
Our chief financial officer as a result of discussions with the SEC has submitted an offer of settlement with respect to prior employment at American Italian Pasta Company
Mark Peterson, our Chief Financial Officer, was previously employed by American Italian Pasta Company (“AIPC’) where he served as Vice President-Accounting and Finance immediately prior to joining us in 2004. AIPC has announced that it is the subject of an investigation by the U.S. Securities and Exchange Commission (“SEC”). Based on discussions with the staff of the SEC, on July 14, 2008 Mr. Peterson submitted an Offer of Settlement (the “Offer”) to the SEC with respect to his prior employment at AIPC. The subject matter of the SEC’s investigation and the Offer do not relate to Mr. Peterson’s service as Chief Financial Officer of the Company. Without admitting or denying any charges that may be brought against him, Mr. Peterson has offered to consent to an order to cease and desist from causing any violations of the SEC’s reporting requirements, and books and records and internal accounting controls provisions, under Sections 13(a) and 13(b)(2)(A) and (B) of the Exchange Act, and Rules 12b-20, 13a-1, 13a-11 and 13a-13 thereunder. Mr. Peterson has also offered to pay a $25,000 civil monetary fine. The Offer does not involve any charge that Mr. Peterson was complicit in any fraudulent scheme that may have been committed by others at AIPC. If approved by the SEC, Mr. Peterson’s settlement would neither prevent nor restrict his continued service as Chief Financial Officer of the Company. Although the Offer has been recommended by the SEC’s staff, there is no assurance that the SEC will approve the terms of the Offer. If the SEC does not approve the Offer, it is possible that the SEC could bring an action against Mr. Peterson which could affect his continued service as Chief Financial Officer of the Company.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Maximum
				Total Number of	Number (or
				Shares	Approximate
				Purchased as	Dollar Value) of
				Part of	Shares that May
	Total			Publicly	Yet Be
	Number of		Average	Announced	Purchased
	Shares		Price Paid	Plans or	Under the Plans
Period	Purchased		Per Share	Programs	or Programs
April 1 through April 30, 2008 common stock	—		—	—	—
May 1 through May 31, 2008 common stock	661	(1)	55.03	—	—
June 1 through June 30, 2008 common stock	—		—	—	—

Total	661		$55.03	—	$—

(1)	The repurchase of equity securities during May of 2008 was completed in conjunction with employee stock option exercises. These repurchases were not made pursuant to a publicly announced plan or program.
During the quarter ended June 30, 2008, we did not sell any unregistered securities.
On June 26, 2008, we filed an “automatic” shelf registration statement on Form S-3 (File No. 333-151978) covering our revised Dividend Reinvestment and Direct Share Purchase Plan (the “Plan”).  The Plan supersedes and replaces our prior dividend reinvestment and direct share purchase plan.  Pursuant to the Plan we may issue from time to time on the terms and conditions set forth in the Plan up to 6,000,000 common shares at prices to be determined as described in the Plan.  We intend to use the proceeds from the common shares sold pursuant to the Plan for general corporate purposes.
Item 3. Defaults Upon Senior Securities
There were no reportable events during the quarter ended June 30, 2008.

Item 4. Submission of Matters to a Vote of Security Holders
On May 7, 2008, the Company held its annual meeting of shareholders. The matters presented to the shareholders for vote and the vote on such matters were as follows:
1.	To elect two Class II trustees for a three year term.

		AUTHORITY
	FOR	WITHHELD
Robert J. Druten	24,448,295	681,091

		AUTHORITY
	FOR	WITHHELD
David M. Brain	24,455,900	673,486
2.	To ratify the appointment of KPMG LLP as the Company’s independent registered public accounting firm for 2008.

FOR	AGAINST	ABSTAIN
24,767,893	320,580	40,913
Item 5. Other information
Mark Peterson, our Chief Financial Officer, was previously employed by American Italian Pasta Company (“AIPC’) where he served as Vice President-Accounting and Finance immediately prior to joining us in 2004. AIPC has announced that it is the subject of an investigation by the U.S. Securities and Exchange Commission. Based on discussions with the staff of the SEC, on July 14, 2008 Mr. Peterson submitted an Offer of Settlement (the “Offer”) to the SEC with respect to his prior employment at AIPC. The subject matter of the SEC’s investigation and the Offer do not relate to Mr. Peterson’s service as Chief Financial Officer of the Company. Without admitting or denying any charges that may be brought against him, Mr. Peterson has offered to consent to an order to cease and desist from causing any violations of the SEC’s reporting requirements, and books and records and internal accounting controls provisions, under Sections 13(a) and 13(b)(2)(A) and (B) of the Exchange Act, and Rules 12b-20, 13a-1, 13a-11 and 13a-13 thereunder. Mr. Peterson has also offered to pay a $25,000 civil monetary fine. The Offer does not involve any charge that Mr. Peterson was complicit in any fraudulent scheme that may have been committed by others at AIPC. If approved by the SEC, Mr. Peterson’s settlement would neither prevent nor restrict his continued service as Chief Financial Officer of the Company. Although the Offer has been recommended by the SEC’s staff, there is no assurance that the SEC will approve the terms of the Offer.
Item 6. Exhibits

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

ENTERTAINMENT PROPERTIES TRUST

Dated: July 30, 2008	By	/s/ David M. Brain

David M. Brain, President — Chief Executive Officer (Principal Executive Officer)

Dated: July 30, 2008	By	/s/ Mark A. Peterson

Mark A. Peterson, Vice President — Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document

31.1*	Certification of David M. Brain, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Mark A. Peterson, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.