Form 10-Q
period 2008-09-30
ENTERTAINMENT PROPERTIES TRUST
filed 2008-10-29
CIK 1045450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At October 28, 2008, there were 32,872,797 common shares of beneficial interest outstanding.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ENTERTAINMENT PROPERTIES TRUST
Consolidated Balance Sheets
(Dollars in thousands except share data)

	September 30, 2008	December 31, 2007
	(Unaudited)
Assets
Rental properties, net of accumulated depreciation of $206,136 and $177,607 at September 30, 2008 and December 31, 2007, respectively	$1,758,759	$1,648,621
Property under development	34,985	23,001
Mortgage notes and related accrued interest receivable	506,935	325,442
Investment in a direct financing lease, net	162,909	—
Investment in joint ventures	2,412	42,331
Cash and cash equivalents	11,125	15,170
Restricted cash	15,366	12,789
Intangible assets, net	14,308	16,528
Deferred financing costs, net	10,789	10,361
Accounts and notes receivable, net	73,072	61,193
Other assets	22,822	16,197

Total assets	$2,613,482	$2,171,633

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued liabilities	$18,024	$26,532
Common dividends payable	27,612	21,344
Preferred dividends payable	7,552	5,611
Unearned rents and interest	16,127	10,782
Long-term debt	1,217,569	1,081,264

Total liabilities	1,286,884	1,145,533
Minority interests	16,662	18,207
Shareholders’ equity:
Common Shares, $.01 par value; 50,000,000 shares authorized; and 33,731,913 and 28,878,285 shares issued at September 30, 2008 and December 31, 2007, respectively	337	289
Preferred Shares, $.01 par value; 25,000,000 shares authorized;
3,200,000 Series B shares issued at September 30, 2008 and December 31, 2007; liquidation preference of $80,000,000	32	32
5,400,000 Series C convertible shares issued at September 30, 2008 and December 31, 2007; liquidation preference of $135,000,000	54	54
4,600,000 Series D shares issued at September 30, 2008 and December 31, 2007; liquidation preference of $115,000,000	46	46
3,450,000 Series E convertible shares issued at September 30, 2008; liquidation preference of $86,250,000	35	—
Additional paid-in-capital	1,338,818	1,023,598
Treasury shares at cost: 860,084 and 793,676 common shares at September 30, 2008 and December 31, 2007, respectively	(26,357)	(22,889)
Loans to shareholders	(1,925)	(3,525)
Accumulated other comprehensive income	27,772	35,994
Distributions in excess of net income	(28,876)	(25,706)

Shareholders’ equity	1,309,936	1,007,893

Total liabilities and shareholders’ equity	$2,613,482	$2,171,633

See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST
Consolidated Statements of Income
(Unaudited)
(Dollars in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Rental revenue	$52,139	$48,120	$151,201	$136,617
Tenant reimbursements	5,249	4,699	16,114	12,607
Other income	460	506	1,657	1,780
Mortgage and other financing income	17,125	8,239	40,609	18,884

Total revenue	74,973	61,564	209,581	169,888

Property operating expense	6,612	5,806	19,947	15,846
Other expense	430	1,048	1,982	2,590
General and administrative expense	3,718	3,023	12,070	9,083
Interest expense, net	17,689	16,672	52,117	43,252
Depreciation and amortization	11,170	9,881	32,184	27,269

Income before equity in income from joint ventures, minority interests and discontinued operations	35,354	25,134	91,281	71,848

Equity in income from joint ventures	216	200	1,743	597
Minority interests	488	988	1,474	988

Income from continuing operations	$36,058	$26,322	$94,498	$73,433

Discontinued operations:
Income (loss) from discontinued operations	—	28	(27)	862
Gain on sale of real estate	—	—	119	3,240

Net income	36,058	26,350	94,590	77,535

Preferred dividend requirements	(7,552)	(5,611)	(20,714)	(15,701)
Series A preferred redemption costs	—	—	—	(2,101)

Net income available to common shareholders	$28,506	$20,739	$73,876	$59,733

Per share data:
Basic earnings per share data:
Income from continuing operations available to common shareholders	$0.90	$0.78	$2.46	$2.11
Income from discontinued operations	—	—	0.01	0.15

Net income available to common shareholders	$0.90	$0.78	$2.47	$2.26

Diluted earnings per share data:
Income from continuing operations available to common shareholders	$0.89	$0.77	$2.43	$2.07
Income from discontinued operations	—	—	—	0.15

Net income available to common shareholders	$0.89	$0.77	$2.43	$2.22

Shares used for computation (in thousands):
Basic	31,750	26,432	29,969	26,378
Diluted	32,201	26,824	30,394	26,858

Dividends per common share	$0.84	$0.76	$2.52	$2.28

See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST
Consolidated Statement of Changes in Shareholders’ Equity
Nine Months Ended September 30, 2008
(Unaudited)
(Dollars in thousands)

								Accumulated
					Additional			other	Distributions
	Common Stock		Preferred Stock		paid-in	Treasury	Loans to	comprehensive	in excess of
	Shares	Par	Shares	Par	capital	shares	shareholders	income	net income	Total
Balance at December 31, 2007	28,878	$289	13,200	$132	$1,023,598	$(22,889)	$(3,525)	$35,994	$(25,706)	$1,007,893
Shares issued to Trustees	6	—	—	—	332	—	—	—	—	332
Issuance of nonvested shares, including nonvested shares issued for the payment of bonuses	121	1	—	—	1,991	—	—	—	—	1,992
Amortization of nonvested shares	—	—	—	—	2,384	—	—	—	—	2,384
Share option expense	—	—	—	—	334	—	—	—	—	334
Foreign currency translation adjustment	—	—	—	—	—	—	—	(17,624)	—	(17,624)
Change in unrealized loss on derivatives	—	—	—	—	—	—	—	9,402	—	9,402
Payment on shareholder loan	—	—	—	—	—	—	1,600	—	—	1,600
Net income	—	—	—	—	—	—	—	—	94,590	94,590
Purchase of 16,771 common shares for treasury	—	—	—	—	—	(777)	—	—	—	(777)
Issuances of common shares, net of costs of $10.7 million	4,645	46	—	—	224,233	—	—	—	—	224,279
Issuance of preferred shares, net of costs of $2.8 million	—	—	3,450	35	83,403	—	—	—	—	83,438
Stock option exercises, net	82	1	—	—	2,543	(2,691)	—	—	—	(147)
Dividends to common and preferred shareholders	—	—	—	—	—	—	—	—	(97,760)	(97,760)

Balance at September 30, 2008	33,732	$337	16,650	$167	$1,338,818	$(26,357)	$(1,925)	$27,772	$(28,876)	$1,309,936

See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST
Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$36,058	$26,350	$94,590	$77,535
Other comprehensive income (loss):
Foreign currency translation adjustment	(10,640)	13,988	(17,624)	29,730
Change in unrealized gain (loss) on derivatives	7,282	(7,802)	9,402	(9,587)

Comprehensive income	$32,700	$32,536	$86,368	$97,678

See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2008	2007
Operating activities:
Net income	$94,590	$77,535
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interests	(1,474)	(988)
Income from discontinued operations	(92)	(4,102)
Equity in income from joint ventures	(1,743)	(597)
Distributions from joint ventures	2,017	675
Depreciation and amortization	32,184	27,269
Amortization of deferred financing costs	2,402	2,125
Share-based compensation expense to management and trustees	2,975	2,423
Increase in mortgage notes accrued interest receivable	(15,570)	(10,392)
Increase in accounts and notes receivable	(2,438)	(2,377)
Increase in direct financing lease receivable	(1,363)	—
Increase in other assets	(731)	(841)
Increase (decrease) in accounts payable and accrued liabilities	(551)	2,424
Increase (decrease) in unearned rents	198	(614)

Net operating cash provided by continuing operations	110,404	92,540
Net operating cash provided (used) by discontinued operations	(27)	920

Net cash provided by operating activities	110,377	93,460

Investing activities:
Acquisition of rental properties and other assets	(139,957)	(72,750)
Investment in consolidated joint venture	—	(31,291)
Investment in unconsolidated joint venture	(116)	—
Investment in mortgage notes receivable	(173,871)	(177,621)
Investment in promissory notes receivable	(10,149)	(16,036)
Investment in a direct financing lease, net	(121,785)	—
Additions to properties under development	(28,748)	(28,755)

Net cash used in investing activities from continued operations	(474,626)	(326,453)
Net proceeds from sale of real estate from discontinued operations	986	7,008

Net cash used in investing activities	(473,640)	(319,445)

Financing activities:
Proceeds from long-term debt facilities	476,491	543,344
Principal payments on long-term debt	(332,324)	(295,067)
Deferred financing fees paid	(2,917)	(1,417)
Net proceeds from issuance of common shares	224,226	465
Net proceeds from issuance of preferred shares	83,438	111,125
Redemption of preferred shares	—	(57,536)
Impact of stock option exercises, net	(147)	(731)
Proceeds from payment on shareholder loan	1,600	—
Purchase of common shares for treasury	(777)	(1,448)
Distributions paid to minority interests	(71)	(144)
Dividends paid to shareholders	(89,850)	(71,924)

Net cash provided by financing activities	359,669	226,667
Effect of exchange rate changes on cash	(451)	662

Net increase (decrease) in cash and cash equivalents	(4,045)	1,344
Cash and cash equivalents at beginning of the period	15,170	9,414

Cash and cash equivalents at end of the period	$11,125	$10,758

Supplemental information continued on next page.

ENTERTAINMENT PROPERTIES TRUST
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)
Continued from previous page.

	Nine Months Ended September 30,
	2008	2007
Supplemental schedule of non-cash activity:
Acquisition of interest in joint venture assets in exchange for assumption of debt and other liabilities at fair value	$—	$136,029
Transfer of property under development to rental property	$16,522	$21,203
Issuance of nonvested shares at fair value, including nonvested shares issued for payment of bonuses	$6,028	$8,756

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$51,125	$40,476
Cash paid (received) during the period for income taxes	$(701)	$71
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
2. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. In addition, operating results for the nine-month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
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
Revenue Recognition
Rents that are fixed and determinable are recognized on a straight-line basis over the minimum terms of the leases. Base rent escalation on leases that are dependent upon increases in the Consumer Price Index (CPI) is recognized when known. Straight-line rent receivable is included in accounts receivable and was $23.3 million and $20.8 million at September 30, 2008 and December 31, 2007, respectively. In addition, most of the Company’s tenants are subject to additional rents if gross revenues of the properties exceed certain thresholds defined in the lease agreements (percentage rents). Percentage rents are recognized at the time when specific triggering events occur as provided by the lease agreements. Percentage rents of $1.5 and $1.6 million were recognized during the nine months ended September 30, 2008 and 2007, respectively. Lease termination fees are recognized when the related leases are canceled and the Company has no obligation to provide services to such former tenants. No termination fees were recognized during the nine months ended September 30, 2008 and 2007.
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
Concentrations of Risk
American Multi-Cinema, Inc. (AMC) is the lessee of a substantial portion (51%) of the megaplex theatre rental properties held by the Company (including joint venture properties) at September 30, 2008 as a result of a series of sale leaseback transactions pertaining to a number of AMC megaplex theatres. A substantial portion of the Company’s rental revenues (approximately $73.1 million, or 48%, and $71.3 million, or 52%, for the nine months ended September 30, 2008 and 2007, respectively) result from the rental payments by AMC under the leases, or its parent, AMC Entertainment, Inc. (AMCE), as the guarantor of AMC’s obligations under the leases. AMCE had total assets of $3.8 billion and $4.1 billion, total liabilities of $2.7 billion and $2.7 billion and total stockholders’ equity of $1.1 billion and $1.4 billion at April 3, 2008 and March 29, 2007, respectively. AMCE had net earnings of $43.4 million for the fifty-three weeks ended April 3, 2008 and $134.1 million for the fifty-two weeks ended March 29, 2007. In addition, AMCE had net earnings of $10.8 million for the thirteen weeks ended July 3, 2008. AMCE has publicly held debt and accordingly, its consolidated financial information is publicly available.
For the nine months ended September 30, 2008 and 2007, respectively, approximately $29.1 million, or 14%, and $25.7 million, or 15%, of total revenue was derived from the Company’s four entertainment retail centers in Ontario, Canada. For the nine months ended September 30, 2008 and 2007, respectively, approximately $42.2 million, or 20%, and $34.2 million, or 20%, of our total revenue was derived from the Company’s four entertainment retail centers in Ontario, Canada combined with the mortgage financing interest related to the Company’s mortgage note receivable held in Canada and initially funded on June 1, 2005. The Company’s wholly owned subsidiaries that hold the Canadian entertainment retail centers, third party debt and mortgage note receivable represent approximately $244.5 million or 18% and $233.3 million or 23% of the Company’s net assets as of September 30, 2008 and December 31, 2007, respectively.
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
The Company accounts for share based compensation under the Statement of Financial Accounting Standard (SFAS) No. 123R “Share-Based Payment.” Share based compensation expense consists of share option expense, amortization of nonvested share grants and shares issued to Trustees for payment of their annual retainers. Share based compensation is included in general and administrative expense in the accompanying consolidated statements of income, and totaled $3.0 million and $2.4 million for the nine months ended September 30, 2008 and 2007, respectively.
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
The expense related to share options included in the determination of net income for the nine months ended September 30, 2008 and 2007 was $334 thousand and $319 thousand, respectively. The following assumptions were used in applying the Black-Scholes option pricing model at the grant dates: risk-free interest rate of 3.2% to 3.5% and 4.8% for the nine months ended September 30, 2008 and 2007, respectively, dividend yield of 6.7% and 5.2% to 5.4% for the nine months ended September 30, 2008 and 2007, respectively, volatility factors in the expected market price of the Company’s common shares of 23.2% and 19.5% to 19.8% for the nine months ended September 30, 2008 and 2007, respectively, no expected forfeitures and an expected life of eight years. The Company uses historical data to estimate the expected life of the option and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Additionally, expected volatility is computed based on the average historical volatility of the Company’s publicly traded shares.
Nonvested Shares Issued to Employees
The Company grants nonvested shares to employees pursuant to both the Annual Incentive Program and the Long-Term Incentive Plan. The Company amortizes the expense related to the nonvested shares awarded to employees under the Long-Term Incentive Plan and the premium awarded under the nonvested share alternative of the Annual Incentive Program on a straight-line basis over the future vesting period (three or five years). Total expense recognized related to all nonvested shares was $2.4 million and $1.9 million for the nine months ended September 30, 2008 and 2007, respectively.
Shares Issued to Trustees
The Company issues shares to Trustees for payment of their annual retainers. These shares vest immediately but may not be sold for a period of one year from the grant date. This expense is amortized by the Company on a straight-line basis over the year of service by the Trustees. Total expense recognized related to shares issued to Trustees was $257 thousand and $201 thousand for the nine months ended September 30, 2008 and 2007, respectively.

Reclassifications
Certain reclassifications have been made to the prior period amounts to conform to the current period presentation.
3. Rental Properties
The following table summarizes the carrying amounts of rental properties as of September 30, 2008 and December 31, 2007 (in thousands):

	September 30, 2008	December 31, 2007
	(Unaudited)
Buildings and improvements	$1,463,185	$1,412,812
Furniture, fixtures & equipment	60,598	25,005
Land	441,112	388,411

	1,964,895	1,826,228
Accumulated depreciation	(206,136)	(177,607)

Total	$1,758,759	$1,648,621

Depreciation expense on rental properties was $29.8 million and $25.4 million for the nine months ended September 30, 2008 and 2007, respectively.
4. Investments in Mortgage Notes
On May 30, 2008, a wholly-owned subsidiary of the Company invested an additional $5.0 million Canadian ($5.1 million U.S.) in the mortgage note receivable from Metropolis Limited Partnership (the Partnership) related to the construction of Toronto Life Square, a 13 level entertainment retail center in downtown Toronto. Consistent with the previous advances on this project, this advance has a five year stated term and bears interest at 15%. The carrying value of this mortgage note receivable at September 30, 2008 was $119.3 million Canadian ($113.6 million U.S.), including related accrued interest receivable of $39.0 million Canadian ($36.6 million U.S.). A bank has provided first mortgage construction financing to the Partnership totaling $118.3 million Canadian ($111.2 million U.S.) as of September 30, 2008.
As of September 30, 2008, the Company has posted $7.6 million irrevocable stand-by letters of credit related to the Toronto Life Square project. The letters of credit are expected to be cancelled or drawn upon during the remainder of 2008. Interest accrues on these outstanding letters of credit at a rate of 12% (15% if drawn upon).
Additionally during May of 2008, the Partnership exercised its option to extend by six months the 25% principal payment and all accrued interest to date that was due on May 31, 2008 to November 30, 2008. The Partnership can also prepay the note (in full only, including all accrued interest) at any time with prepayment penalties as defined in the agreement.
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
On August 20, 2008, a wholly-owned subsidiary of the Company provided a secured first mortgage loan of $225.0 million to Concord Resorts, LLC related to a planned resort development in Sullivan County, New York. The total project is expected to consist of a casino complex and a 1,580 acre resort complex. The resort complex is expected to consist of a 125-room spa hotel, a 350-room waterpark style hotel, a convention center and support facilities, a waterpark, two golf courses, and a retail and residential development. The Company’s investment is secured by a first mortgage on the resort complex real estate. The Company has certain rights to convert its mortgage interest into fee ownership as the project is further developed. The loan is guaranteed by Louis R. Cappelli and has a maturity date of September 10, 2010 with 105% of the outstanding principal balance due at payoff. This note requires a debt service reserve to be maintained that was initially funded during August of 2008 with $4 million from the initial advance. An additional $20 million is anticipated to be funded to the debt service reserve with the Company’s next expected advance. Monthly interest only payments are transferred to the Company from the debt service reserve and the unpaid principal balance bears interest at 9.0% until the first anniversary of the loan, on which the interest rate increases to 11.0% for the remaining term. The Company charges a commitment fee equal to 3% of the amount advanced. During the three months ended September 30, 2008, the Company advanced $132.5 million under this agreement. The commitment fees, interest payments and 5% additional principal payment, net of direct cost incurred, are recognized as interest income using the effective interest method over the term of the loan (weighted average effective interest rate was 13.9% at September 30, 2008). Accordingly, the net carrying value of this mortgage note receivable at September 30, 2008 was $133.1 million, including related accrued interest receivable of $619 thousand. In conjunction with the investment in Concord Resorts, LLC, the Company obtained a secured mortgage loan commitment in the amount of $112.5 million as described in Note 6.
5. Unconsolidated Real Estate Joint Ventures
At September 30, 2008, the Company had a 21.0% and 21.9% investment interest in two unconsolidated real estate joint ventures, Atlantic-EPR I and Atlantic-EPR II, respectively. The Company accounts for its investment in these joint ventures under the equity method of accounting.
The Company recognized income of $400 and $369 (in thousands) from its investment in the Atlantic-EPR I joint venture during the first nine months of 2008 and 2007, respectively. The Company also received distributions from Atlantic-EPR I of $449 and $417 (in thousands) during the first nine months of 2008 and 2007, respectively. Unaudited condensed financial information for Atlantic-EPR I is as follows as of and for the nine months ended September 30, 2008 and 2007 (in thousands):

	2008	2007
Rental properties, net	$28,118	28,762
Cash	510	141
Long-term debt	15,515	15,886
Partners’ equity	12,646	12,917
Rental revenue	3,302	3,237
Net income	1,793	1,717

The Company recognized income of $242 and $228 (in thousands) from its investment in the Atlantic-EPR II joint venture during the first nine months of 2008 and 2007, respectively. The Company also received distributions from Atlantic-EPR II of $272 and $258 (in thousands) during the first nine months of 2008 and 2007, respectively. Unaudited condensed financial information for Atlantic-EPR II is as follows as of and for the nine months ended September 30, 2008 and 2007 (in thousands):

	2008	2007
Rental properties, net	$22,074	22,534
Cash	100	100
Long-term debt	13,360	13,662
Note payable to Entertainment Properties Trust	117	117
Partners’ equity	8,496	8,657
Rental revenue	2,083	2,083
Net income	997	985
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
On March 13, 2008, VinREIT, LLC (VinREIT), a subsidiary of the Company that holds the Company’s vineyard and winery assets, entered into a $65.0 million term loan and revolving credit facility that is non-recourse to the Company. The original credit facility provided for interest at LIBOR plus 1.5% on loans secured by real property and LIBOR plus 1.75% on loans secured by fixtures and equipment. The original credit facility also provided for an aggregate advance rate of 65% based on the lesser of cost or appraised value. Term loans secured by real property under the original credit facility were amortized over a 25-year period and matured on the earlier of ten years after disbursement or the end of the related real property’s lease term. The equipment and fixture loans had a maturity date that is the earlier of ten years or the end of the related lease term and required full principal amortization over the term of the loan. The original credit facility also contained an accordion feature whereby, subject to lender approval, the Company may obtain additional revolving credit and term loan commitments in an aggregate principal amount not to exceed $35.0 million.
On September 26, 2008, the Company amended the original credit facility described above. The overall size of the credit facility was increased from $65.0 million to $129.5 million and is now 30% recourse to the Company. Loans drawn under the amended credit facility bear interest at LIBOR plus 1.75% on loans secured by real property and LIBOR plus 2.00% on loans secured by fixtures and equipment. Term loans secured by real property can be drawn through September 26, 2010 under the amended credit facility and the accordion feature was increased to $170.5 million. The revolving feature of the facility was eliminated. The amended credit facility still provides for an aggregate advance rate of 65% based on the lesser of cost or appraised value and the other terms of the original credit facility remain the same.
The initial disbursement under the credit facility consisted of two term loans secured by real property with an aggregate principal amount of a $9.5 million that mature on December 1, 2017 and March 5, 2018. The Company simultaneously entered into two interest rate swap agreements that fixed the interest rates at a weighted average of 5.77% on these loans through their maturity. On March 24, 2008 and August 20, 2008, the Company obtained $3.2 million and $5.1 million, respectively, of term loans secured by fixtures and equipment under the facility. These term loans mature on December 1, 2017 and will be fully amortized at maturity. On September 15, 2008, the Company entered into an interest rate swap agreement that fixed the interest rates on these loans at 5.63% on the outstanding principal through their maturity. Additionally, on September 26, 2008, the Company obtained four term loans secured by real property with an aggregate principal amount of $74.9 million under the facility that mature on June 5, 2018. The Company simultaneously entered into four interest rate swap agreements on these loans that fix the interest rate at 5.11% through October 7, 2013. Subsequent to the closing of these loans, approximately $36.8 million of the facility remains available.
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
On August 20, 2008, a wholly-owned subsidiary of the Company obtained a secured mortgage loan commitment of $112.5 million, of which $56.25 million was advanced during the three months ended September 30, 2008. The mortgage is secured by the mortgage note receivable entered into with Concord Resorts, LLC in conjunction with the planned resort development as discussed in Note 4. The mortgage loan bears interest at LIBOR plus 3.5%, and in the event LIBOR is less than 2.5%, LIBOR shall be deemed to be 2.5% for purposes of calculating the applicable interest rate for the period. The loan matures on September 10, 2010 and requires monthly interest only payments.

7. Derivative Instruments
On March 13, 2008, the Company entered into two interest rate swap agreements to fix the interest rates on the two initial outstanding term loans described in Note 6 with an aggregate notional amount of $9.5 million. At September 30, 2008, these agreements have outstanding notional amounts of $4.6 million and $4.8 million, termination dates of December 1, 2017 and March 5, 2018 and fixed rates of 5.76% and 5.78%, respectively.
In September 2008, the Company entered into five interest rate swap agreements to fix the interest rates on the remaining outstanding term loans described in Note 6 with an aggregate notional amount of $83.1 million. At September 30, 2008, four of these agreements have aggregate outstanding notional amounts of $74.9 million, a termination date of October 7, 2013 and fixed rates of 5.11%. The remaining agreement has an outstanding notional amount of $8.2 million at September 30, 2008, a termination date of December 1, 2017 and a fixed rate of 5.63%.
Other expense for the nine months ended September 30, 2008 and 2007 includes $504 thousand and $874 thousand, respectively, of net realized losses resulting from regular monthly settlements of foreign currency forward contracts. Additionally, interest expense, net for the nine months ended September 30, 2008 includes $1.0 million of net realized losses resulting from regular monthly settlements of interest rate swaps.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.
Liabilities Measured at Fair Value on a Recurring Basis at September 30, 2008
(Unaudited, dollars in thousands)

	Quoted Prices in	Significant
	Active Markets	Other	Significant	Balance at
	for Identical	Observable	Unobservable	September 30,
Description	Assets (Level I)	Inputs (Level 2)	Inputs (Level 3)	2008
Derivative financial instruments*	$—	$4,318	$—	$4,318
Derivative financial instruments**	$—	$(1,373)	$—	$(1,373)

*	Included in “Other Assets” in the accompanying consolidated balance sheet.

**	Included in “Accounts payable and accrued liabilities” in the accompanying consolidated balance sheet.
The Company does not have any fair value measurements using significant unobservable inputs (Level 3) as of September 30, 2008.
In February 2008, the FASB proposed a one-year deferral of fair value measurement requirements for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. Accordingly, the Company’s adoption of this standard in 2008 was limited to financial assets and liabilities, which affects the valuation of the Company’s derivative contracts.

9. Earnings Per Share
The following table summarizes the Company’s common shares used for computation of basic and diluted earnings per share for the nine months ended September 30, 2008 and 2007 (unaudited, amounts in thousands except per share information):

	Three Months Ended September 30, 2008			Nine Months Ended September 30, 2008
	Income	Shares	Per Share	Income	Shares	Per Share
	(numerator)	(denominator)	Amount	(numerator)	(denominator)	Amount
Basic earnings:
Income from continuing operations	$36,058	31,750	$1.14	$94,498	29,969	$3.15
Preferred dividend requirements	(7,552)	—	(0.24)	(20,714)	—	(0.69)

Income from continuing operations available to common shareholders	28,506	31,750	0.90	73,784	29,969	2.46

Effect of dilutive securities:
Share options	—	332	(0.01)	—	313	(0.02)
Non-vested common share grants	—	119	—	—	112	(0.01)

Diluted earnings: Income from continuing continuing operations	$28,506	32,201	$0.89	$73,784	30,394	$2.43

Income from continuing operations available to common shareholders	$28,506	31,750	$0.90	$73,784	29,969	$2.46
Income from discontinued operations	—	—	—	92	—	0.01

Income available to common shareholders	$28,506	31,750	$0.90	$73,876	29,969	$2.47
Effect of dilutive securities:
Share options	—	332	(0.01)	—	313	(0.03)
Non-vested common share grants	—	119	—	—	112	(0.01)

Diluted earnings	$28,506	32,201	$0.89	$73,876	30,394	$2.43

	Three Months Ended September 30, 2007			Nine Months Ended September 30, 2007
	Income	Shares	Per Share	Income	Shares	Per Share
	(numerator)	(denominator)	Amount	(numerator)	(denominator)	Amount
Basic earnings:
Income from continuing operations	$26,322	26,432	$1.00	$73,433	26,378	$2.78
Preferred dividend requirements	(5,611)	—	(0.22)	(15,701)	—	(0.59)
Series A preferred share redemption costs	—	—	—	(2,101)	—	(0.08)

Income from continuing operations available to common shareholders	20,711	26,432	0.78	55,631	26,378	2.11

Effect of dilutive securities:

Share options	—	317	(0.01)	—	383	(0.03)
Non-vested common share grants	—	75	—	—	97	(0.01)

Diluted earnings: Income from continuing operations	$20,711	26,824	$0.77	$55,631	26,858	$2.07

Income from continuing operations available to common shareholders	$20,711	26,432	$0.78	$55,631	26,378	$2.11
Income from discontinued operations	28	—	—	4,102	—	0.15

Income available to common shareholders	$20,739	26,432	$0.78	$59,733	26,378	$2.26
Effect of dilutive securities:
Share options	—	317	(0.01)	—	383	(0.03)
Non-vested common share grants	—	75	—	—	97	(0.01)

Diluted earnings	$20,739	26,824	$0.77	$59,733	26,858	$2.22

The additional 1.9 million common shares that would result from the conversion of the Company’s 5.75% Series C cumulative convertible preferred shares and the additional 1.6 million common shares that would result from the conversion of the Company’s 9.0% Series E cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2008 and 2007 because the effect is anti-dilutive.

10. Equity Incentive Plans
All grants of common shares and options to purchase common shares were issued under the 1997 Share Incentive Plan prior to May 9, 2007, and under the 2007 Equity Incentive Plan on and after May 9, 2007. Under the 2007 Equity Incentive Plan, an aggregate of 950,000 common shares and options to purchase common shares, subject to adjustment in the event of certain capital events, may be granted. At September 30, 2008, there were 721,216 shares available for grant under the 2007 Equity Incentive Plan.
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

				Weighted
				Average
	Number of	Option Price		Exercise
	Shares	Per Share		Price
Outstanding at December 31, 2007	906,998	$14.00 -	$65.50	$32.49
Exercised	(81,914)	19.30 -	42.46	31.06
Granted	86,033	47.20 -	52.72	47.84

Outstanding at September 30, 2008	911,117	14.00 -	65.50	34.07

The weighted average fair value of options granted was $4.31 and $7.91 during the nine months ended September 30, 2008 and 2007, respectively. During the nine months ended September 30, 2008, the intrinsic value of stock options exercised was $1.8 million. At September 30, 2008 and December 31, 2007, stock-option expense to be recognized in future periods was $1.1 million and $1.1 million, respectively.

The following table summarizes outstanding options at September 30, 2008:

Exercise	Options	Weighted avg.	Weighted avg.	Aggregate intrinsic
price range	outstanding	life remaining	exercise price	value (in thousands)
$14.00 - 19.99	189,141	1.9
20.00 - 29.99	264,127	4.2
30.00 - 39.99	82,222	5.5
40.00 - 49.99	258,682	7.8
50.00 - 59.99	10,000	9.6
60.00 - 65.50	106,945	8.3

	911,117	5.4	$34.07	$19,827

The following table summarizes exercisable options at September 30, 2008:

Exercise	Options	Weighted avg.	Weighted avg.	Aggregate intrinsic
price range	outstanding	life remaining	exercise price	value (in thousands)
$14.00 - 19.99	189,141	1.9
20.00 - 29.99	264,127	4.2
30.00 - 39.99	61,506	5.5
40.00 - 49.99	68,471	7.2
50.00 - 59.99	10,000	9.6
60.00 - 69.99	29,393	8.4

	622,638	4.3	$27.09	$17,462

Nonvested Shares
A summary of the Company’s nonvested share activity and related information is as follows:

		Weighted	Weighted
		Average	Average
	Number of	Grant Date	Life
	Shares	Fair Value	Remaining
Outstanding at December 31, 2007	238,553	$53.80
Granted	120,691	47.20
Vested	(76,916)	49.38

Outstanding at September 30, 2008	282,328	52.18	1.46

The holders of nonvested shares have voting rights and receive dividends from the date of grant. These shares vest ratably over a period of three or five years. The fair value of the nonvested shares that vested during the nine months ended September 30, 2008 and September 30, 2007 was $3.6 million and $3.5 million, respectively. At September 30, 2008 and December 31, 2007, unamortized share-based compensation expense related to nonvested shares was $8.7 million and $7.4 million, respectively.
11. Issuance of Series E Preferred Shares and Common Shares
On April 2, 2008, the Company issued 3,450,000 shares (including the exercise of the over-allotment option of 450,000 shares) of 9.0% Series E cumulative convertible preferred shares (Series E preferred shares) in a registered public offering at a purchase price of $25.00 per share resulting in net proceeds of approximately $83.4 million, after underwriting discounts and expenses. The Company will pay cumulative dividends on the Series E preferred shares from the date of original issuance in the amount of $2.25 per share each year, which is equivalent to 9.0% of the $25 liquidation preference per share. The Company does not have the right to redeem the Series E preferred shares except in limited circumstances to preserve the Company’s REIT status. The Series E preferred shares have no stated maturity and will not be subject to any sinking fund or mandatory redemption. The Series E preferred shares are convertible, at the holder’s option, into the Company’s common shares at an initial conversion rate of 0.4512 common shares per Series E preferred share, which is equivalent to an initial conversion price of $55.41 per common share. This conversion ratio may increase over time upon certain specified triggering events including if the Company’s common share dividend exceeds a certain quarterly threshold which will initially be set at $0.84 per common share.
Also, on April 2, 2008, the Company issued pursuant to a registered public offering 2,415,000 of common shares (including the exercise of the over-allotment option of 315,000 shares) at a purchase price of $48.18 per share. Total net proceeds to the Company after underwriting discounts and expenses were approximately $111.2 million.
During July 2008, the Company issued pursuant to a registered public offering 324 thousand common shares under the direct share purchase component of the Company’s Dividend Reinvestment and Direct Share Purchase Plan. These shares were sold at an average price of $50.61 per share and total net proceeds after expenses were approximately $16.3 million.
On August 5, 2008, the Company issued pursuant to a registered public offering 1,900,000 of common shares at a purchase price of $50.96 per share. Total net proceeds to the Company after underwriting discounts and expenses were approximately $96.5 million.
The proceeds from the above public offerings were used to pay down the Company’s unsecured revolving credit facility, to fund the CS Fund I purchase described in Note 12 and remaining net proceeds were invested in interest-bearing accounts and short-term interest-bearing securities which are consistent with the qualification as a REIT under the Internal Revenue Code.
12. Property Acquisitions and Dispositions
On April 2, 2008, the Company acquired, through a wholly-owned subsidiary, the remaining 50.0% ownership interest in CS Fund I for a total purchase price of approximately $39.5 million from its partner, JERIT Fund I Member. Upon completion of this transaction, CS Fund I became a wholly-owned subsidiary of the Company. The member purchase agreement provides that the Company shall pay JERIT Fund I Member a monthly asset management fee of 1.875% of the monthly rent for the six month period following the closing. The membership purchase agreement also contains an option pursuant to which JERIT Fund I Member may re-acquire its 50% interest in CS Fund I within six months after the acquisition of such interest by the Company. This option expired on October 2, 2008 and JERIT Fund I Member did not exercise it. At the time of the acquisition, CS Fund I owned 12 public charter school properties located in Nevada, Arizona, Ohio, Georgia, Missouri, Michigan, Florida and Washington D.C. These schools are leased under a long-term triple net master lease which has been classified as a direct financing lease as described in Note 13.
On June 9, 2008, the Company acquired, through VinREIT, four wineries and two vineyards and simultaneously leased these properties to Eight Estates Fine Wines, LLC (DBA Ascentia Wine Estates). The acquisition price for these properties was approximately $116.5 million and the properties are leased under long-term triple-net leases. The properties total 936 acres including 565 acres of vineyards. Three wineries and two vineyards are located in California with an additional winery located in Washington.
The Company owns 96% of the membership interests of VinREIT and accordingly, the financial statements of VinREIT have been consolidated into the Company’s financial statements.  The Company’s partner in VinREIT is Global Wine Partners (U.S.), LLC (GWP). GWP provides certain consulting services to VinREIT in connection with the acquisition, development, administration and marketing of vineyard properties and wineries.  GWP is entitled to receive a 1% origination fee on winery and vineyard investments and 4% of the annual cash flow of VinREIT after a charge for debt service. GWP may receive additional amounts upon certain events and after certain hurdle rates of return are achieved by us.  Accordingly, the Company paid $1.3 million in origination fees and $125 thousand in due diligence fees for the nine months ended September 30, 2008 and minority interest expense related to VinREIT was $199 thousand for the nine months ended September 30, 2008, representing GWP’s portion of the annual cash flow.
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
On June 17, 2008, the Company acquired, through a wholly-owned subsidiary, ten public charter school properties from Imagine Schools, Inc. Additionally, the Company funded expansions at three of the public charter school properties previously acquired. The acquisition price for the properties was approximately $82.3 million and the properties are leased under a long-term triple-net master lease. The transaction was executed as part of a $200 million option agreement with Imagine Schools, and leaves approximately $40 million available for acquisitions prior to December 2009. The ten new properties are located in Georgia, Missouri, Ohio and Indiana and the three expansions are located in Arizona, Nevada and Georgia. The master lease is classified as a direct financing lease as described in Note 13.
13. Investment in a Direct Financing Lease
As discussed in Note 12, investment in a direct financing lease relates to the Company’s master lease of 22 public charter school properties. Investment in a direct financing lease, net represents estimated unguaranteed residual values of leased assets and net unpaid rentals, less related deferred income. The following table summarizes the carrying amounts of investment in a direct financing lease, net as of September 30, 2008 (in thousands):

September 30, 2008
Total minimum lease payments receivable	$552,211
Estimated unguaranteed residual value of leased assets	159,834
Less deferred income (1)	(549,136)

Investment in a direct financing lease, net	$162,909

(1)	Deferred income is net of $1.7 million of initial direct costs.

There was no investment in a direct financing lease for the year ended December 31, 2007. Additionally, the Company has determined that no allowance for losses was necessary at September 30, 2008.
The Company’s direct financing lease has expiration dates ranging from approximately 23 to 25 years. Future minimum rentals receivable on this direct financing lease at September 30, 2008 are as follows (in thousands):

Amount
Year:
2008	$3,996
2009	16,164
2010	16,530
2011	17,025
2012	17,536
Thereafter	480,960

Total	$552,211

14. Discontinued Operations
Included in discontinued operations for the three and nine months ended September 30, 2008 and September 30, 2007 is a land parcel sold in June of 2008 for $1.1 million. The land parcel was previously leased under a ground lease. Additionally, included in discontinued operations for the three and nine months ended September 30, 2007 is a parcel including two leased properties sold in June of 2007 for $7.7 million, aggregating 107 thousand square feet.
The operating results relating to assets sold are as follows (unaudited, in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Rental revenue	—	$29	—	$272
Tenant reimbursements	—	4	—	78
Other income	—	—	—	700

Total revenue	—	33	—	1,050

Property operating expense	—	5	27	130
Depreciation and amortization	—	—	—	58

Income (loss) before gain on sale of real estate	—	28	(27)	862

Gain on sale of real estate	—	—	119	3,240

Net income	$—	$28	$92	$4,102

15. Other Commitments and Contingencies
As of September 30, 2008, the Company had one theatre development project in Glendora, California under construction for which it has agreed to finance the development costs. The theatre is expected to have a total of 12 screens and the development costs are expected to be approximately $13.2 million. Through September 30, 2008, the Company has invested $8.9 million in this project, and has commitments to fund approximately $4.3 million of additional improvements. Development costs are advanced by the Company in periodic draws. If the Company determines that construction is not being completed in accordance with the terms of the development agreement, the Company can discontinue funding construction draws. The Company has agreed to lease the theatre to the operator at pre-determined rates.
Additionally as of September 30, 2008, the Company had one winemaking and storage facility project under development for which it has agreed to finance the development costs. Through September 30, 2008, the Company has invested approximately $2.7 million in this project for the purchase of land in Sonoma County, California, and has commitments to fund approximately $5.8 million of additional improvements. Development costs are advanced by the Company in periodic draws. If the Company determines that construction is not being completed in accordance with the terms of the development agreement, the Company can discontinue funding construction draws. The Company has agreed to lease the facility to the operator at pre-determined rates.
The Company held a 50% ownership interest in Suffolk Retail LLC (Suffolk) which is developing additional retail space adjacent to one of the Company’s megaplex theatres in Suffolk, Virginia. The Company’s joint venture partner is the developer of the project and Suffolk has committed to pay the developer a development fee of $1.2 million of which $52 thousand is left to be paid at September 30, 2008. Additionally, as of September 30, 2008, Suffolk has commitments to fund approximately $6.0 million in additional improvements for this development.
The Company has provided a guarantee of the payment of certain economic development revenue bonds totaling $22.0 million for which the Company earns a fee at an annual rate of 1.75% over the 30 year term of the bond. The Company evaluated this guarantee in connection with the provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). Based on certain criteria, FIN 45 requires a guarantor to record an asset and a liability at inception. Accordingly, the Company has recorded approximately $4.0 million as a deferred asset included in accounts receivable and approximately $4.0 million included in other liabilities in the accompanying consolidated balance sheets as of September 30, 2008 and December 31, 2007 which represents management’s best estimate of the fair value of the guarantee at inception which will be realized over the term of the guarantee. No amounts have been accrued as a loss contingency related to this guarantee because payment by the Company is not probable.
The Company has certain unfunded commitments related to its mortgage note investments that it may be required to fund in the future. The Company is generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of September 30, 2008, the Company had four mortgage notes receivable with unfunded commitments totaling approximately $157.3 million. If such commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

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
Overview
Our principal business objective is to be the nation’s leading destination entertainment, entertainment-related, recreation and specialty real estate company by continuing to develop, acquire or finance high-quality properties. As of September 30, 2008, our total assets exceeded $2.6 billion, and included investments in 79 megaplex theatre properties (including four joint venture properties) and various restaurant, retail, entertainment, destination recreational and specialty properties located in 29 states, the District of Columbia and Ontario, Canada. As of September 30, 2008, we had invested approximately $35.0 million in development land and construction in progress for real-estate development and approximately $506.9 million (including accrued interest) in mortgage financing for entertainment, recreational and specialty properties.
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
Our property acquisitions and financing commitments are financed by cash from operations, borrowings under our revolving credit facilities, term loan facilities and long-term mortgage debt, and the sale of equity securities. It has been our strategy to structure leases and financings to ensure a positive spread between our cost of capital and the rentals paid by our tenants. We have primarily acquired or developed new properties that are pre-leased to a single tenant or multi-tenant properties that have a high occupancy rate. We do not typically develop or acquire properties on a speculative basis or that are not significantly pre-leased. As of September 30, 2008, we have also entered into four joint ventures formed to own and lease single properties and have provided mortgage note financing as described above. We intend to continue entering into some or all of these types of arrangements in the foreseeable future.
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
We apply the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We assess the carrying value of our rental properties whenever events or changes in circumstances indicate that the carrying amount of a property may not be recoverable. Certain factors that may occur and indicate that impairments may exist include, but are not limited to: underperformance relative to projected future operating results, tenant difficulties and significant adverse industry or market economic trends. No such indicators existed during the first nine months of 2008. If an indicator of possible impairment exists, a property is evaluated for impairment by comparing the carrying amount of the property to the estimated undiscounted future cash flows expected to be generated by the property. If the carrying amount of a property exceeds its estimated future cash flows on an undiscounted basis, an impairment charge is recognized in the amount by which the carrying amount of the property exceeds the fair value of the property. Management estimates fair value of our rental properties based on projected discounted cash flows using a discount rate determined by management to be commensurate with the risk inherent in the Company. Management did not record any impairment charges for the first nine months of 2008.
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
On March 13, 2008, VinREIT, LLC (VinREIT), a subsidiary that holds our vineyard and winery assets, entered into a $65.0 million term loan and revolving credit facility that is non-recourse to the Company. The original credit facility provided for interest at LIBOR plus 1.5% on loans secured by real property and LIBOR plus 1.75% on loans secured by fixtures and equipment. The original credit facility also provided for an aggregate advance rate of 65% based on the lesser of cost or appraised value. Term loans secured by real property under the original credit facility were amortized over a 25-year period and matured on the earlier of ten years after disbursement or the end of the related real property’s lease term. The equipment and fixture loans had a maturity date that is the earlier of ten years or the end of the related lease term and required full principal amortization over the term of the loan. The original credit facility also contained an accordion feature whereby, subject to lender approval, we may obtain additional revolving credit and term loan commitments in an aggregate principal amount not to exceed $35.0 million.
On September 26, 2008, we amended the original credit facility described above. The overall size of the credit facility was increased from $65.0 million to $129.5 million and is now 30% recourse to the Company. Loans drawn under the amended credit facility bear interest at LIBOR plus 1.75% on loans secured by real property and LIBOR plus 2.00% on loans secured by fixtures and equipment. Term loans secured by real property can be drawn through September 26, 2010 under the amended credit facility and the accordion feature was increased to $170.5 million. The revolving feature of the facility was eliminated. The amended credit facility still provides for an aggregate advance rate of 65% based on the lesser of cost or appraised value and the other terms of the original credit facility remain the same.
The initial disbursement under the credit facility consisted of two term loans secured by real property with an aggregate principal amount of a $9.5 million that mature on December 1, 2017 and March 5,

2018. We simultaneously entered into two interest rate swap agreements that fixed the interest rates at a weighted average of 5.77% on these loans through their maturity. On March 24, 2008 and August 20, 2008, we obtained $3.2 million and $5.1 million, respectively, of term loans secured by fixtures and equipment under the facility. These term loans mature on December 1, 2017 and will be fully amortized at maturity. On September 15, 2008, we entered into two interest rate swap agreements that fixed the interest rates on these loans at 5.63% on the outstanding principal through their maturity. Additionally, on September 26, 2008, we obtained four term loans secured by real property with an aggregate principal amount of $74.9 million under the facility that mature on June 5, 2018. We simultaneously entered into four interest rate swap agreements on these loans that fix the interest rate at 5.11% through October 7, 2013. Subsequent to the closing of these loans, approximately $36.8 million of the facility remains available.
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
On August 20, 2008, we obtained a secured mortgage loan commitment of $112.5 million, of which $56.25 million was advanced during the three months ended September 30, 2008. The mortgage is secured by the mortgage note receivable entered into with Concord Resorts, LLC in conjunction with the planned resort development as discussed below. The mortgage loan bears interest at LIBOR plus 3.5%, and in the event LIBOR is less than 2.5%, LIBOR shall be deemed to be 2.5% for purposes of calculating the applicable interest rate for the period. The loan matures on September 10, 2010 and requires monthly interest only payments.
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

On August 5, 2008, we issued pursuant to a registered public offering 1,900,000 of common shares at a purchase price of $50.96 per share. Total net proceeds to the Company after underwriting discounts and expenses were approximately $96.5 million.
The proceeds from the above offerings were used to pay down our unsecured revolving credit facility, to fund the CS Fund I membership interest purchase (as described in Note 12 to the consolidated financial statements in this Quarterly Report on Form 10-Q), and the remaining net proceeds were invested in interest-bearing accounts and short-term interest-bearing securities which are consistent with our qualification as a REIT under the Internal Revenue Code.
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
During July 2008, we issued pursuant to a registered public offering 324 thousand common shares under the direct share purchase component of the Plan. These shares were sold at an average price of $50.61 per share and total net proceeds after expenses were approximately $16.3 million.
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
In addition, during the nine months ended September 30, 2008, we funded approximately $31.1 million for development of Schlitterbahn Vacation Village, a water-park anchored entertainment village in Kansas City, Kansas. We have committed to fund $175.0 million on this project and have funded $126.2 million through September 30, 2008.
On April 2, 2008, we acquired the remaining 50.0% ownership interest in CS Fund I for a total purchase price of approximately $39.5 million from our partner, JERIT Fund I Member. Upon completion of this transaction, CS Fund I became a wholly-owned subsidiary of the Company. The member purchase agreement provides that we shall pay JERIT Fund I Member a monthly asset management fee of 1.875% of the monthly rent for the six month period following the closing. The membership purchase agreement also contains an option pursuant to which JERIT Fund I Member may re-acquire its 50% interest in CS Fund I within six months after the acquisition of such interest by us. This option expired on October 2, 2008 and JERIT Fund I Member did not exercise it. At the time of this acquisition, CS Fund I owned 12 public charter school properties located in Nevada, Arizona, Ohio, Georgia, Missouri, Michigan, Florida and Washington D.C. These schools are leased under a long-term triple net master lease which has been classified as a direct financing lease as described in Note 13 to the consolidated financial statements in this Quarterly Report on Form 10-Q.
On June 9, 2008, we acquired, through VinREIT, four wineries and two vineyards and simultaneously leased these properties to Eight Estates Fine Wines, LLC (DBA Ascentia Wine

Estates). The acquisition price for these properties was approximately $116.5 million and the properties are leased under long-term triple-net leases. The properties total 936 acres including 565 acres of vineyards. Three wineries and two vineyards are located in California with an additional winery located in Washington.
We own 96% of the membership interests of VinREIT and accordingly, the financial statements of VinREIT have been consolidated into our financial statements. Our partner in VinREIT is Global Wine Partners (U.S.), LLC (GWP). GWP provides certain consulting services to VinREIT in connection with the acquisition, development, administration and marketing of vineyard properties and wineries. GWP is entitled to receive a 1% origination fee on winery and vineyard investments and 4% of the annual cash flow of VinREIT after a charge for debt service. GWP may receive additional amounts upon certain events and after certain hurdle rates of return are achieved by us. Accordingly, we paid $1.3 million in origination fees and $125 thousand in due diligence fees for the nine months ended September 30, 2008 and minority interest expense related to VinREIT was $199 thousand for the nine months ended September 30, 2008, representing GWP’s portion of the annual cash flow.
On June 17, 2008, we acquired ten public charter school properties from Imagine Schools, Inc. Additionally, we funded expansions at three of the public charter school properties previously acquired. The acquisition price for the properties was approximately $82.3 million and the properties are leased under a long-term triple-net master lease. The transaction was executed as part of a $200 million option agreement with Imagine Schools, and leaves approximately $40 million available for acquisitions prior to December 2009. The ten new properties are located in Georgia, Missouri, Ohio and Indiana and the three expansions are located in Arizona, Nevada and Georgia. The master lease is classified as a direct financing lease as described in Note 13 to the consolidated financial statements in this Quarterly Report on Form 10-Q.
On May 30, 2008, we invested an additional $5.0 million Canadian ($5.1 million U.S.) in the mortgage note receivable from Metropolis Limited Partnership (the Partnership) related to the construction of Toronto Life Square, a 13 level entertainment retail center in downtown Toronto. Consistent with the previous advances on this project, this advance has a five year stated term and bears interest at 15%. The carrying value of this mortgage note receivable at September 30, 2008 was $119.3 million Canadian ($113.6 million U.S.), including related accrued interest receivable of $39.0 million Canadian ($36.6 million U.S.). A bank has provided first mortgage construction financing to the Partnership totaling $118.3 million Canadian ($111.2 million U.S.) as of September 30, 2008.
As of September 30, 2008, we have posted $7.6 million irrevocable stand-by letters of credit related to the Toronto Life Square project. The letters of credit are expected to be cancelled or drawn upon during the remainder of 2008. Interest accrues on these outstanding letters of credit at a rate of 12% (15% if drawn upon).
Additionally during May of 2008, the Partnership exercised its option to extend by six months the 25% principal payment and all accrued interest to date that was due on May 31, 2008 to November 30, 2008. The Partnership can also prepay the note (in full only, including all accrued interest) at any time with prepayment penalties as defined in the agreement.
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
On August 20, 2008, we provided a secured first mortgage loan of $225.0 million to Concord Resorts, LLC related to a planned resort development in Sullivan County, New York. The total project is expected to consist of a casino complex and a 1,580 acre resort complex. The resort complex is expected to consist of a 125-room spa hotel, a 350-room waterpark style hotel, a convention center and support facilities, a waterpark, two golf courses, and a retail and residential development. Our investment is secured by a first mortgage on the resort complex real estate. We have certain rights to convert our mortgage interest into fee ownership as the project is further developed. The loan is guaranteed by Louis R. Cappelli and has a maturity date of September 10, 2010 with 105% of the outstanding principal balance due at payoff. This note requires a debt service reserve to be maintained that was initially funded during August of 2008 with $4 million from the initial advances. An additional $20 million is anticipated to be funded to the debt service reserve with the Company’s next expected advance. Monthly interest only payments are transferred to us from the debt service reserve and the unpaid principal balance bears interest at 9.0% until the first anniversary of the loan, on which the interest rate increases to 11.0% for the remaining term. We charge a commitment fee equal to 3% of the amount advanced. During the three months ended September 30, 2008, we advanced $132.5 million under this agreement. The commitment fees, interest payments and 5% additional principal payment, net of direct cost incurred, are recognized as interest income using the effective interest method over the term of the loan (weighted average effective interest rate was 13.9% at September 30, 2008). Accordingly, the net carrying value of this mortgage note receivable at September 30, 2008 was $133.1 million, including related accrued interest receivable of $619 thousand. In conjunction with the investment in Concord Resorts, LLC, we obtained a secured mortgage loan commitment in the amount of $112.5 million as described above.
Sale of Property
On June 23, 2008, we sold a parcel of land in Powder Springs, Georgia for $1.1 million. The land parcel was previously leased under a ground lease. Accordingly, we recognized a gain on sale of real estate of $0.1 million for the nine months ended September 30, 2008. For further detail on this disposition, see Note 14 to the consolidated financial statements in this Quarterly Report on Form 10-Q.
Derivative Instruments
As further discussed in Note 7 to the consolidated financial statements in this Quarterly Report on Form 10-Q, on March 13, 2008, we entered into two interest rate swap agreements. These agreements fixed the interest rates of $9.5 million in term loans at a weighted average of 5.77%. Additionally, in September 2008, we entered into five interest rate swap agreements. These agreements fixed the interest rates of $83.1 million in term loans at a weighted average of 5.16%.
Results of Operations
Three months ended September 30, 2008 compared to three months ended September 30, 2007
Rental revenue was $52.1 million for the three months ended September 30, 2008, compared to $48.1 million for the three months ended September 30, 2007. The $4.0 million increase resulted primarily from the acquisitions and developments completed in 2007 and 2008 and base rent increases on existing properties. Percentage rents of $0.6 million were recognized during both the three months ended September 30, 2008 and 2007. Straight-line rents of $1.0 million and $1.2 million were recognized during the three months ended September 30, 2008 and 2007, respectively.

Tenant reimbursements totaled $5.2 million for the three months ended September 30, 2008 compared to $4.7 million for the three months ended September 30, 2007. These tenant reimbursements arise from the operations of our retail centers. The $0.5 million increase is due to increases in other tenant reimbursements, primarily driven by the expansion and leasing of the gross leasable area at our retail centers in Ontario, Canada.
Mortgage and other financing income for the three months ended September 30, 2008 was $17.1 million compared to $8.2 million for the three months ended September 30, 2007. The $8.9 million increase relates to the increased real estate lending activities subsequent to the third quarter of 2007 and our investment in a direct financing lease as discussed in Note 13 to the consolidated financial statements in this Quarterly Report on Form 10-Q.
Our property operating expense totaled $6.6 million for the three months ended September 30, 2008 compared to $5.8 million for the three months ended September 30, 2007. These property operating expenses arise from the operations of our retail centers. The $0.8 million increase resulted primarily from increases in expenses at our retail centers in Ontario, Canada and increases in our bad debt reserves.
Other expense totaled $0.4 million for the three months ended September 30, 2008 compared to $1.0 million for the three months ended September 30, 2007. Of the $0.6 million decrease, $0.5 million is due to less expense recognized upon settlement of foreign currency forward contracts during the three months ended September 30, 2008. The remaining decrease of $0.1 million is due to a decrease in expense from a family bowling center in Westminster, Colorado operated through a wholly-owned taxable REIT subsidiary.
Our general and administrative expense totaled $3.7 million for the three months ended September 30, 2008 compared to $3.0 million for the three months ended September 30, 2007. The increase of $0.7 million is due to increases in costs that primarily resulted from payroll and related expenses attributable to increases in base and incentive compensation, additional employees and amortization resulting from grants of nonvested shares to management as well as increases in professional fees. In addition, general and administrative expense for the three months ended September 30, 2008 includes $0.3 million in costs associated with terminated transactions.
Our net interest expense increased by $1.0 million to $17.7 million for the three months ended September 30, 2008 from $16.7 million for the three months ended September 30, 2007 The increase resulted from increases in long-term debt used to finance our real estate acquisitions, direct financing lease and mortgage notes receivable.
Depreciation and amortization expense totaled $11.2 million for the three months ended September 30, 2008 compared to $9.9 million for the three months ended September 30, 2007. The $1.3 million increase resulted primarily from our real estate acquisitions completed in 2007 and 2008.
Minority interest totaled $0.5 million for the three months ended September 30, 2008 compared to $1.0 million for the three months ended September 30, 2007. This minority interest resulted primarily from the consolidation of a VIE in which our variable interest is debt and the VIE has sufficient equity to cover its cumulative net losses incurred subsequent to our loan transaction. Additionally, there was $0.1 million in minority interest expense for the three months ended September 30, 2008 due to our VinREIT operations as discussed in Note 12 to the consolidated financial statements in this Quarterly Report on Form 10-Q. There was no minority interest expense related to our VinREIT operations for the three months ended September 30, 2007.
Preferred dividend requirements for the three months ended September 30, 2008 were $7.6 million compared to $5.6 million for the same period in 2007. The $1.9 million increase is due to the issuance of 3.5 million Series E convertible preferred shares in April of 2008.
Nine months ended September 30, 2008 compared to nine months ended September 30, 2007
Rental revenue was $151.2 million for the nine months ended September 30, 2008 compared to $136.6 million for the nine months ended September 30, 2007. The $14.6 million increase resulted primarily from the acquisitions and developments completed in 2007 and 2008 and base rent increases on existing properties. Percentage rents of $1.5 million and $1.6 million were recognized during the nine months ended September 30, 2008 and 2007, respectively. Straight-line rents of $2.9 million and $3.2 million were recognized during the nine months ended September 30, 2008 and 2007, respectively.
Tenant reimbursements totaled $16.1 million for the nine months ended September 30, 2008 compared to $12.6 million for the nine months ended September 30, 2007. These tenant reimbursements arise from the operations of our retail centers. Of the $3.5 million increase, $1.9 million is due to our May 8, 2007 acquisition of a 66.67% interest in the joint ventures that own an entertainment retail center in White Plains, New York. The remaining increase is due to increases in tenant reimbursements, primarily driven by the expansion and leasing of the gross leasable area at our retail centers in Ontario, Canada.
Mortgage and other financing income for the nine months ended September 30, 2008 was $40.6 million compared to $18.9 million for the nine months ended September 30, 2007. The $21.7 million increase relates to the increased real estate lending activities subsequent to the third quarter of 2007 and our investment in a direct financing lease as discussed in Note 13 to the consolidated financial statements in this Quarterly Report on Form 10-Q.
Our property operating expense totaled $19.9 million for the nine months ended September 30, 2008 compared to $15.8 million for the nine months ended September 30, 2007. These property operating expenses arise from the operations of our retail centers. Of the $4.1 million increase, $2.1 million is due to our May 8, 2007 acquisition of a 66.67% interest in the joint ventures that own an entertainment retail center in White Plains, New York. The remaining increase is due to increases in other property operating expenses, primarily at our retail centers in Ontario, Canada.
Other expense totaled $2.0 million for the nine months ended September 30, 2008 compared to $2.6 million for the nine months ended September 30, 2007. Of the $0.6 million decrease, $0.4 million is due to less expense recognized upon settlement of foreign currency forward contracts during the nine months ended September 30, 2008. The remaining decrease of $0.2 million is due to a decrease in expense from a family bowling center in Westminster, Colorado operated through a wholly-owned taxable REIT subsidiary.
Our general and administrative expense totaled $12.1 million for the nine months ended September 30, 2008 compared to $9.1 million for the nine months ended September 30, 2007. The increase of $3.0 million is primarily due to increases in costs that primarily resulted from payroll and related expenses attributable to increases in base and incentive compensation, additional employees and amortization resulting from grants of restricted shares to management, as well as increases in professional fees. In addition, general and administrative expense for the nine months ended

September 30, 2008 includes $1.0 million in costs associated with terminated transactions.
Our net interest expense increased by $8.8 million to $52.1 million for the nine months ended September 30, 2008 from $43.3 million for the nine months ended September 30, 2007. Approximately $2.3 million of the increase resulted from the acquisition of a 66.67% interest in the joint ventures that own an entertainment retail center in White Plains, New York that had outstanding mortgage debt of $119.7 million as of the May 8, 2007 acquisition date. The remainder of the increase resulted from increases in long-term debt used to finance our real estate acquisitions, direct financing lease and mortgage notes receivable.
Depreciation and amortization expense totaled $32.2 million for the nine months ended September 30, 2008 compared to $27.3 million for the nine months ended September 30, 2007. The $4.9 million increase resulted primarily from real estate acquisitions completed in 2007 and 2008.
Equity in income from joint ventures totaled $1.7 million for the nine months ended September 30, 2008 compared to $0.6 million for the nine months ended September 30, 2007. The $1.1 million increase resulted from our investment in a 50% ownership interest of CS Fund I on October 30, 2007. We acquired the remaining 50% ownership of CS Fund I on April 2, 2008 as discussed in Note 12 to the consolidated financial statements in this Quarterly Report on Form 10-Q.
Minority interests totaled $1.5 million for the nine months ended September 30, 2008 compared to $1.0 million for the nine months ended September 30, 2007. This minority interest resulted primarily from the consolidation of a VIE in which our variable interest is debt and the VIE has sufficient equity to cover its cumulative net losses incurred subsequent to our loan transaction. Additionally, there was $0.2 million in minority interest expense for the nine months ended September 30, 2008 due to our VinREIT operations as discussed in Note 12 to the consolidated financial statements in this Quarterly Report on Form 10-Q. There was no minority interest expense related to our VinREIT operations for the nine months ended September 30, 2007.
Loss from discontinued operations totaled $0.03 million for the nine months ended September 30, 2008 compared to income from discontinued operations of $0.9 million for the nine months ended September 30, 2007. The $0.87 million decrease is primarily due to the recognition of $0.7 million in development fees for the nine months ended September 30, 2007 related to a parcel adjacent to our megaplex theatre in Pompano, Florida. The development rights, along with two income-producing tenancies, were sold to a developer group in June of 2007.
The gain on sale of real estate from discontinued operations of $0.1 million for the nine months ended September 30, 2008 was due to the sale of a land parcel in Powder Springs, Georgia in June of 2008. The gain on sale of real estate from discontinued operations of $3.2 million for the nine months ended September 30, 2007 was due to the sale of a parcel that included two leased properties adjacent to our megaplex theatre in Pompano, Florida.
Preferred dividend requirements for the nine months ended September 30, 2008 were $20.7 million compared to $15.7 million for the same period in 2007. The $5.0 million increase is due to the issuance of 3.5 million Series E convertible preferred shares in April of 2008 and the issuance of 4.6 million Series D preferred shares in May of 2007. This was partially offset by the redemption of 2.3 million Series A preferred shares in May of 2007.
The Series A preferred share redemption costs of $2.1 million for the nine months ended September 30, 2007 was due to the redemption of the Series A preferred shares on May 29, 2007 and primarily consists of a noncash charge for the excess of the redemption value over the carrying value of these shares. There was no such expense incurred during the nine months ended September 30, 2008.
Liquidity and Capital Resources
Cash and cash equivalents were $11.1 million at September 30, 2008. In addition, we had restricted cash of $15.4 million at September 30, 2008. Of the restricted cash at September 30, 2008, $9.6 million relates to cash held for our borrowers’ debt service reserves for mortgage notes receivable and the balance represents deposits required in connection with debt service, payment of real estate taxes and capital improvements.
Mortgage Debt, Credit Facilities and Term Loan
As of September 30, 2008, we had total debt outstanding of $1.2 billion. As of September 30, 2008, $1.1 billion of debt outstanding was fixed rate mortgage debt secured by a substantial portion of our rental properties and mortgage notes receivable, with a weighted average interest rate of approximately 5.9%. This $1.1 billion of fixed rate mortgage debt includes $206.6 million of LIBOR based debt that has been converted to fixed rate with interest rate swaps as further described below.
At September 30, 2008, we had $85.0 million in debt outstanding under our $235.0 million unsecured revolving credit facility, with interest at a floating rate. The unsecured revolving credit facility matures in January of 2009 but can be extended for one additional year. The amount that we are able to borrow on our unsecured revolving credit facility is a function of the values and advance rates, as defined by the credit agreement, assigned to the assets included in the borrowing base less outstanding letters of credit and less other liabilities, excluding our $119.1 million term loan, that are recourse obligations of the Company. As of September 30, 2008, our total availability under the unsecured revolving credit facility was $142.4 million.
On March 13, 2008, VinREIT, LLC (VinREIT), a subsidiary that holds our vineyard and winery assets, entered into a $65.0 million term loan and revolving credit facility that is non-recourse to the Company. The original credit facility provided for interest at LIBOR plus 1.5% on loans secured by real property and LIBOR plus 1.75% on loans secured by fixtures and equipment. The original credit facility also provided for an aggregate advance rate of 65% based on the lesser of cost or appraised value. Term loans secured by real property under the original credit facility were amortized over a 25-year period and matured on the earlier of ten years after disbursement or the end of the related real property’s lease term. The equipment and fixture loans had a maturity date that is the earlier of ten years or the end of the related lease term and required full principal amortization over the term of the loan. The original credit facility also contained an accordion feature whereby, subject to lender approval, we may obtain additional revolving credit and term loan commitments in an aggregate principal amount not to exceed $35.0 million.
On September 26, 2008, we amended the original credit facility described above. The overall size of the credit facility was increased from $65.0 million to $129.5 million and is 30% recourse to the Company. Loans drawn under the amended credit facility bear interest at LIBOR plus 1.75% on loans secured by real property and LIBOR plus 2.00% on loans secured by fixtures and equipment. Term loans secured by real property can be drawn through September 26, 2010 under the amended credit facility and the accordion feature was increased to $170.5 million. The revolving feature of the facility was eliminated. The amended credit facility still provides for an aggregate advance rate of 65% based on the lesser of cost or appraised value and the other terms of the original credit facility remain the same.

The initial disbursement under the credit facility consisted of two term loans secured by real property with an aggregate principal amount of a $9.5 million that mature on December 1, 2017 and March 5, 2018. We simultaneously entered into two interest rate swap agreements that fixed the interest rates at a weighted average of 5.77% on these loans through their maturity. On March 24, 2008 and August 20, 2008, we obtained $3.2 million and $5.1 million, respectively, of term loans secured by fixtures and equipment under the facility. These term loans mature on December 1, 2017 and will be fully amortized at maturity. On September 15, 2008, we entered into an interest rate swap agreement that fixed the interest rates on these loans at 5.63% on the outstanding principal through their maturity. Additionally, on September 26, 2008, we obtained four term loans secured by real property with an aggregate principal amount of $74.9 million under the facility that mature on June 5, 2018. We simultaneously entered into four interest rate swap agreements on these loans that fix the interest rate at 5.11% through October 7, 2013. Subsequent to the closing of these loans, approximately $36.8 million of the facility remains available.
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
Certain of our long-term debt agreements contain customary restrictive covenants related to financial and operating performance. At September 30, 2008, we were in compliance with all restrictive covenants.
Capital Structure and Coverage Ratios
We believe that our shareholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest, fixed charge and debt service coverage ratios. We expect to maintain our leverage ratio (i.e. total-long term debt of the Company as a percentage of shareholders’ equity plus total liabilities) below 55%. However, the timing and size of our equity offerings may cause us to temporarily operate over this threshold. At September 30, 2008, our leverage ratio was 47%. Our long-term debt as a percentage of our total market capitalization at September 30, 2008 was 35%. We do not manage to a ratio based on total market capitalization due to the inherent variability that is driven by changes in the market price of our common shares. We calculate our total market capitalization of $3.4 billion as follows at September 30, 2008:
•	Common shares outstanding of 32,871,829 multiplied by the last reported sales price of our common shares on the NYSE of $54.72 per share, or $1.8 billion;

•	Aggregate liquidation value of our Series B preferred shares of $80 million;

•	Aggregate liquidation value of our Series C preferred shares of $135 million;

•	Aggregate liquidation value of our Series D preferred shares of $115 million;

•	Aggregate liquidation value of our Series E preferred shares of $86 million and

•	Total long-term debt of $1.2 billion
Our interest coverage ratio for both the nine months ended September 30, 2008 and 2007 was 3.3 times. Interest coverage is calculated as the interest coverage amount (as calculated in the following table) divided by interest expense, gross (as calculated in the following table). We consider the interest coverage ratio to be an appropriate supplemental measure of a company’s ability to meet its interest expense obligations. Our calculation of the interest coverage ratio may be different from the calculation used by other companies, and therefore, comparability may be limited. This information should not be considered as an alternative to any U.S. generally accepted accounting principles (GAAP) liquidity measures. The following table shows the calculation of our interest coverage ratios (unaudited, dollars in thousands):

	Nine Months Ended September 30,
	2008	2007
Net income	$94,590	$77,535
Interest expense, gross	53,495	43,842
Interest cost capitalized	(603)	(353)
Minority interest	(1,474)	(988)
Depreciation and amortization	32,184	27,269
Share-based compensation expense to management and trustees	2,975	2,423
Straight-line rental revenue	(2,909)	(3,229)
Gain on sale of real estate from discontinued operations	(119)	(3,240)
Depreciation and amortization of discontinued operations	—	58

Interest coverage amount	$178,139	$143,317

Interest expense, net	$52,117	$43,252
Interest income	775	237
Interest cost capitalized	603	353

Interest expense, gross	$53,495	$43,842

Interest coverage ratio	3.3	3.3

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

	Nine Months Ended September 30,
	2008	2007
Net cash provided by operating activities	$110,377	$93,460

Equity in income from joint ventures	1,743	597
Distributions from joint ventures	(2,017)	(675)
Amortization of deferred financing costs	(2,402)	(2,125)
Increase in mortgage notes accrued interest receivable	15,570	10,392
Increase in accounts and notes receivable	2,438	2,377
Increase in direct financing lease receivable	1,363	—
Increase in other assets	731	841
Decrease (increase) in accounts payable and accrued liabilities	551	(2,424)
Decrease (increase) in unearned rents	(198)	614
Straight-line rental revenue	(2,909)	(3,229)
Interest expense, gross	53,495	43,842
Interest cost capitalized	(603)	(353)

Interest coverage amount	$178,139	$143,317

Our fixed charge coverage ratio for both the nine months ended September 30, 2008 and 2007 was 2.4 times. The fixed charge coverage ratio is calculated in exactly the same manner as the interest coverage ratio, except that preferred share dividends are also added to the denominator. We consider the fixed charge coverage ratio to be an appropriate supplemental measure of a company’s ability to make its interest and preferred share dividend payments. Our calculation of the fixed charge coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures. The following table shows the calculation of our fixed charge coverage ratios (unaudited, dollars in thousands):

	Nine Months Ended September 30,
	2008	2007
Interest coverage amount	$178,139	$143,317

Interest expense, gross	53,495	43,842
Preferred share dividends	20,714	15,701

Fixed charges	$74,209	$59,543

Fixed charge coverage ratio	2.4	2.4

Our debt service coverage ratio for both the nine months ended September 30, 2008 and 2007 was 2.5 times. The debt service coverage ratio is calculated in exactly the same manner as the interest coverage ratio, except that recurring principal payments are also added to the denominator. We consider the debt service coverage ratio to be an appropriate supplemental measure of a company’s ability to make its debt service payments. Our calculation of the debt service coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures. The following table shows the calculation of our debt service coverage ratios (unaudited, dollars in thousands):

	Nine Months Ended September 30,
	2008	2007
Interest coverage amount	$178,139	$143,317

Interest expense, gross	53,495	43,842
Recurring principal payments	17,170	13,065

Debt service	$70,665	$56,907

Debt service coverage ratio	2.5	2.5

Liquidity Requirements
Short-term liquidity requirements consist primarily of normal recurring corporate operating expenses, debt service requirements and distributions to shareholders. We meet these requirements primarily through cash provided by operating activities. Net cash provided by operating activities was $110.4 million for the nine months ended September 30, 2008 and $93.5 million for the nine months ended September 30, 2007. Net cash used in investing activities was $473.6 million and $319.4 million for the nine months ended September 30, 2008 and 2007, respectively. Net cash provided by financing activities was $359.7 million and $226.7 million for the nine months ended September 30, 2008 and 2007, respectively. We anticipate that our cash on hand, cash from operations, and funds available under our unsecured revolving credit facility will provide adequate liquidity to fund our operations, make interest and principal payments on our debt, and allow distributions to our shareholders and avoid corporate level federal income or excise tax in accordance with REIT Internal Revenue Code requirements.
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
Commitments
We had one theatre project under construction at September 30, 2008. The property has been pre-leased to the prospective tenant under a long-term triple-net lease and is located in Glendora, California. The cost of development is paid by us in periodic draws. The related timing and amount of rental payments to be received by us from the tenant under the lease correspond to the timing and amount of funding by us of the cost of development. The theatre will have a total of 12 screens and total development costs will be approximately $13.2 million. Through September 30, 2008, we have invested $8.9 million in this project and have commitments to fund an additional $4.3 million in improvements. We plan to fund development primarily with funds generated by debt financing and/or equity offerings. If we determine that construction is not being completed in accordance with the terms of the development agreement, we can discontinue funding construction draws.
Additionally as of September 30, 2008, we had one winemaking and storage facility project under development for which we have agreed to finance the development costs. Through September 30, 2008, we have invested approximately $2.7 million in this project for the purchase of land in Sonoma County, California, and have commitments to fund approximately $5.8 million of additional improvements. Development costs are advanced by using periodic draws. If we determine that construction is not being completed in accordance with the terms of the development agreement, we can discontinue funding construction draws. We have agreed to lease the facility to the operator at pre-determined rates.
We held a 50% ownership interest in Suffolk Retail LLC (Suffolk) which is developing additional retail square footage adjacent to one of our megaplex theatres in Suffolk, Virginia. Our joint venture partner is the developer of the project and Suffolk has committed to pay the developer a development fee of $1.2 million of which $52 thousand is left to be paid at September 30, 2008. Additionally, as of September 30, 2008, Suffolk has commitments to fund approximately $6.0 million in additional improvements for this development.
On October 31, 2007, we entered into a guarantee agreement for $22.0 million. This guarantee is for economic development revenue bonds with a total principal amount of $22.0 million, maturing on October 31, 2037. The bonds were issued by Southern Theatres for the purpose of financing the development and construction of three megaplex theatres in Louisiana. We earn an annual fee of 1.75% on the outstanding principal amount of the bonds and the fee is paid by Southern Theatres monthly. We evaluated this guarantee in connection with the provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). Based on certain criteria, FIN 45 requires a guarantor to record an asset and a liability for a guarantee at inception. Accordingly, we have recorded approximately $4.0 million as a deferred asset included in accounts receivable and approximately $4.0 million in other liabilities in the accompanying consolidated balance sheets as of September 30, 2008 and December 31, 2007.
We have certain unfunded commitments related to our mortgage note investments that we may be required to fund in the future. We are generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of our direct control. As of September 30, 2008, we had four mortgage notes receivable with unfunded commitments totaling approximately $157.3 million. If such commitments are funded in the future, interest will be charged at rates consistent with the existing investments.
Off Balance Sheet Arrangements
At September 30, 2008, we had a 21.0% and 21.9% investment interest in two unconsolidated real estate joint ventures, Atlantic-EPR I and Atlantic-EPR II respectively, which are accounted for under the equity method of accounting. We do not anticipate any material impact on our liquidity as a result of any commitments that may arise involving those joint ventures. We recognized income of $400 and $369 (in thousands) from our investment in the Atlantic-EPR I joint venture during the nine months ended September 30, 2008 and 2007, respectively. We recognized income of $242 and $228 (in thousands) from our investment in the Atlantic-EPR II joint venture during the nine months ended September 30, 2008 and 2007, respectively. Condensed financial information for Atlantic-EPR I and

Atlantic-EPR II joint ventures is included in Note 5 to the consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
The additional 1.9 million common shares that would result from the conversion of our 5.75% Series C cumulative convertible preferred shares and the additional 1.6 million common shares that would result from the conversion of our 9.0% Series E cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2008 and 2007 because the effect is anti-dilutive. However, because a conversion of the 5.75% Series C cumulative convertible preferred shares would be dilutive to FFO per share for the three and nine months ended September 30, 2008, these adjustments have been made in the calculation of diluted FFO per share for these periods.
The following table summarizes our FFO, FFO per share and certain other financial information for the three and nine months ended September 30, 2008 and 2007 (unaudited, in thousands, except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income available to common shareholders	$28,506	$20,739	$73,876	$59,733
Subtract: Minority interest	(604)	(988)	(1,673)	(988)
Subtract: Gain on sale of depreciable real estate from discontinued operations	—	—	—	(3,240)
Add: Real estate depreciation and amortization	10,958	9,751	31,597	26,770
Add: Allocated share of joint venture depreciation	64	61	445	184

FFO available to common shareholders	38,924	29,563	104,245	82,459

FFO available to common shareholders	$38,924	$29,563	$104,245	$82,459
Add: Preferred dividends for Series C	1,941	1,941	5,822	5,822

Diluted FFO available to common shareholders	40,865	31,504	110,067	88,281

FFO per common share:
Basic	$1.23	$1.12	$3.48	$3.13
Diluted	1.20	1.10	3.41	3.07

Shares used for computation (in thousands):
Basic	31,750	26,432	29,969	26,378
Diluted	34,120	28,724	32,308	28,755

Weighted average shares outstanding — diluted EPS	32,201	26,824	30,394	26,858
Effect of dilutive Series C preferred shares	1,919	1,900	1,914	1,897

Adjusted weighted average shares outstanding — diluted	34,120	28,724	32,308	28,755

Other financial information:
Straight-lined rental revenue	$1,016	$1,178	$2,909	$3,229
Dividends per common share	$0.84	$0.76	$2.52	$2.28
FFO payout ratio*	70%	69%	74%	74%

*	FFO payout ratio is calculated by dividing dividends per common share by FFO per diluted common share.
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
Additionally, in December 2007, FASB Statement of Financial Accounting Standards No. 141, “Business Combinations” was revised by the FASB Statement No. 141R (SFAS No. 141R). SFAS No. 141R requires most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” as of the acquisition date. SFAS 141R also establishes disclosure requirements designed to enable the users of the financial statements to assess the effect of a business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. SFAS No. 141R will be applied to business combinations occurring after the effective date. The Company is required to adopt SFAS No. 141R in the first quarter of 2009 and is currently evaluating the impact that SFAS 141R will have on its Financial Statements.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks, primarily relating to potential losses due to changes in interest rates. We seek to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new long-term fixed rate borrowings whenever possible. We also have a $235 million unsecured revolving credit facility with $85 million outstanding as of September 30, 2008, a $129.5 million term loan facility with $92.6 million outstanding as of September 30, 2008, a $10.7 million bond, a $56.25 million term loan and a $119.1 million term loan, all of which bear interest at a floating rate. As further described in Note 7 to the consolidated financial statements in this Quarterly Report on Form 10-Q, the $92.6 million of term loans are LIBOR based debt that has been converted to a fixed rate with seven interest rate swaps and the $119.1 million term loan includes $114.0 million of LIBOR based debt that has been converted to a fixed rate with two interest rate swaps.
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
Item 1A. Risk Factors
See “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 and, to the extent applicable, our Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2008 and June 30, 2008, respectively, for a detailed discussion of the risk factors affecting the Company. The information below provides updates to the previously disclosed risk factors and should be read in conjunction with the risk factors and information previously disclosed in our Annual Report on Form 10-K, and to the extent applicable, our Quarterly Reports on Form 10-Q.
There can be no assurance as to the impact on the financial markets of the U.S. government’s plan to purchase large amounts of illiquid, mortgage-backed and other securities from financial institutions.
In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, President Bush signed the Emergency Economic Stabilization Act of 2008 (“EESA”) into law on October 3, 2008. Pursuant to the EESA, the U.S. Treasury would have the authority to, among other things, purchase up to $700 billion of mortgage-backed and other securities from financial institutions for the purpose of stabilizing the financial markets. There can be no assurance what impact the EESA will have on the financial markets, including the extreme levels of volatility currently being experienced. Although we are not one of the institutions that will sell securities to the U.S. Treasury pursuant to the EESA, the ultimate effects of EESA on the financial markets and the economy in general could materially and adversely affect our business, financial condition and results of operations, or the trading price of our common stock.
Current levels of market volatility are unprecedented.
The capital and credit markets have been experiencing extreme volatility and disruption for more than 12 months. In recent weeks, the volatility and disruption have reached unprecedented levels. In some cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers. Our plans for growth require regular access to the capital and credit markets. If current levels of market disruption and volatility continue or worsen, access to capital and credit markets could be disrupted making growth through acquisitions and development projects difficult or impractical to pursue until such time as markets stabilize.
The recent downturn in the credit markets has increased the cost of borrowing and has made financing difficult to obtain, each of which may have a material adverse effect on our results of operations and business.
Recent events in the financial markets have had an adverse impact on the credit markets and, as a result, credit has become more expensive and difficult to obtain. Some lenders are imposing more stringent restrictions on the terms of credit and there may be a general reduction in the amount of credit available in the markets in which we conduct business. The negative impact on the tightening of the credit markets may have a material adverse effect on us resulting from, but not limited to, an inability to finance the acquisition of properties on favorable terms, if at all, increased financing costs or financing with increasingly restrictive covenants.
The negative impact of the recent adverse changes in the credit markets on the real estate sector generally or our inability to obtain financing on favorable terms, if at all, may have a material adverse effect on our results of operations and business.
The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments.
We have diversified our cash and cash equivalents between several banking institutions in an attempt to minimize exposure to any one of these entities. However, the Federal Deposit Insurance Corporation, or “FDIC,” only insures amounts up to $250,000 per depositor per insured bank. We currently have cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over $250,000. The loss of our deposits could reduce the amount of cash we have available to distribute or invest and could result in a decline in the value of your investment.
We are exposed to the credit risk of our customers and counterparties and their failure to meet their financial obligations could adversely affect our business.
Our business is subject to credit risk. There is a risk that a customer or counterparty will fail to meet its obligations when due. Customers and counterparties that owe us money may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Although we have procedures for reviewing credit exposures to specific customers and counterparties to address present credit concerns, default risk may arise from events or circumstances that are difficult to detect or foresee. Some of our risk management methods depend upon the evaluation of information regarding markets, clients or other matters that are publicly available or otherwise accessible by us. That information may not, in all cases, be accurate, complete, up-to-date or properly evaluated. In addition, concerns about, or a default by, one customer or counterparty could lead to significant liquidity problems, losses or defaults by other customers or counterparties, which in turn could adversely affect us. We may be materially and adversely affected in the event of a significant default by our customers and counterparties.
The failure of a bank to fund a request (or any portion of such request) by us to borrow money under one of our existing credit facilities could reduce our ability to make additional investments and pay distributions.
We have existing credit facilities with several banking institutions. If any of these banking institutions which are a party to such credit facilities fails to fund a request (or any portion of such request) by us to borrow money under one of these existing credit facilities, our ability to make investments in our business, fund our operations and pay debt service and dividends could be reduced, each of which could result in a decline in the value of your investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Maximum
Number (or
				Total Number	Approximate
				of Shares	Dollar Value) of
				Purchased as	Shares that May
	Total			Part of Publicly	Yet Be
	Number of		Average	Announced	Purchased
	Shares		Price Paid	Plans or	Under the Plans
Period	Purchased		Per Share	Programs	or Programs
July 1 through July 31, 2008 common stock	—		—	—	—
August 1 through August 31, 2008 common stock	22,779	(1)	55.37	—	—
September 1 through September 30, 2008 common stock	—		—	—	—

Total	22,779		$55.37	—	$—

(1)	The repurchase of equity securities during August of 2008 was completed in conjunction with employee stock option exercises. These repurchases were not made pursuant to a publicly announced plan or program.
During the quarter ended September 30, 2008, we did not sell any unregistered securities.
On June 26, 2008, we filed an “automatic” shelf registration statement on Form S-3 (File No. 333-151978) covering our revised Dividend Reinvestment and Direct Share Purchase Plan (the “Plan”). Pursuant to the Plan we may issue from time to time on the terms and conditions set forth in the Plan up to 6,000,000 common shares at prices to be determined as described in the Plan. We intend to use the proceeds from the common shares sold pursuant to the Plan for general corporate purposes. During July 2008, we issued 324,055 common shares under the Plan at an average purchase price of $50.61 per share. Total net proceeds after expenses were approximately $16.3 million and the net proceeds were used for general corporate purposes.
Item 3. Defaults Upon Senior Securities
There were no reportable events during the quarter ended September 30, 2008.
Item 4. Submission of Matters to a Vote of Security Holders
There were no reportable events during the quarter ended September 30, 2008.
Item 5. Other Information
There were no reportable events during the quarter ended September 30, 2008.

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

ENTERTAINMENT PROPERTIES TRUST
Dated: October 29, 2008	By	/s/ David M. Brain
David M. Brain, President — Chief Executive
Officer (Principal Executive Officer)

Dated: October 29, 2008	By	/s/ Mark A. Peterson
Mark A. Peterson, Vice President — Chief
Financial Officer (Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document

31.1*	Certification of David M. Brain, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Mark A. Peterson, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.