Form 10-K
period 2008-12-31
ENTERTAINMENT PROPERTIES TRUST
filed 2009-02-24
CIK 1045450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the transition period from                      to
Commission file number: 1-13561
ENTERTAINMENT PROPERTIES TRUST
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	43-1790877 (I.R.S. Employer Identification No.)

30 West Pershing Road, Suite 201 Kansas City, Missouri (Address of principal executive offices)	64108 (Zip Code)
Registrant’s telephone number, including area code: (816) 472-1700
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common shares of beneficial interest, par value $.01 per share	New York Stock Exchange

7.75% Series B cumulative redeemable preferred shares of beneficial interest, par value $.01 per share	New York Stock Exchange

5.75% Series C cumulative convertible preferred shares of beneficial interest, par value $.01 per share	New York Stock Exchange

7.375% Series D cumulative redeemable preferred shares of beneficial interest, par value $.01 per share	New York Stock Exchange

9.00% Series E cumulative convertible preferred shares of beneficial interest, par value $.01 per share	New York Stock Exchange
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
Yes ☐     No ☑
The aggregate market value of the common shares of beneficial interest (“common shares”) of the registrant held by non-affiliates, based on the closing price on the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the New York Stock Exchange, was $1,716,987,818
At February 23, 2009, there were 34,728,718 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2009 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A are incorporated by reference in Part III of this Annual Report on Form 10-K.

CAUTIONARY STATEMENT CONCERNING FORWARD LOOKING STATEMENTS
With the exception of historical information, certain statements contained or incorporated by reference herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements may refer to our financial condition, results of operations, plans, objectives, acquisition or disposition of properties, future expenditures for development projects, capital resources, future financial performance and business. Forward-looking statements are not guarantees of performance. They involve numerous risks, uncertainties and assumptions. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “will be,” “continue,” “hope,” “goal,” “forecast,” “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans” “would,” “may” or other similar expressions in this Annual Report on Form 10-K. In addition, references to our budgeted amounts are forward looking statements. Factors that could materially and adversely affect us include, but are not limited to, the factors listed below:
•	General international, national, regional and local business and economic conditions;

•	Current levels of market volatility are unprecedented;

•	Failure of current governmental efforts to simulate the economy;

•	The recent downturn in the credit markets;

•	The failure of a bank to fund a request by us to borrow money;

•	Failure of banks in which we have deposited funds;

•	Defaults in the performance of lease terms by our tenants;

•	Defaults by our customers and counterparties on their obligations owed to us;

•	A mortgagor’s bankruptcy or default;

•	A significant loan commitment for a development project that may not be completed as planned;

•	The obsolescence of older multiplex theaters owned by some of our tenants;

•	Risks of operating in the entertainment industry;

•	Our ability to compete effectively;

•	The majority of our megaplex theater properties are leased by a single tenant;

•	A single tenant leases or is the mortgagor of all our ski area investments;

•	A single tenant leases all of our charter schools;

•	Risks associated with use of leverage to acquire properties;

•	Financing arrangements that require lump-sum payments;

•	Our ability to sustain the rate of growth we have had in recent years;

•	Our ability to raise capital;

•	Covenants in our debt instrument that limit our ability to take certain actions;

•	Risks of acquiring and developing properties and real estate companies;

•	The lack of diversification of our investment portfolio;

•	Our continued qualification as a REIT;

•	The ability of our subsidiaries to satisfy their obligations;

•	Financing arrangements that expose us to funding or purchase risks;

•	We have a limited number of employees and the loss of personnel could harm operations;

•	Fluctuations in the value of real estate income and investments;

•	Risks relating to real estate ownership, leasing and development, for example local conditions such as an oversupply of space or a reduction in demand for real estate in the area, competition from other available space, whether tenants and users such as customers of our tenants consider a property attractive, changes in real estate taxes and other expenses, changes in market rental rates, the timing and costs associated with property improvements and rentals, changes in taxation or zoning laws or other governmental regulation, whether we are able to pass some or all of any increased operating costs through to tenants, and how well we manage our properties;

•	Our ability to secure adequate insurance and risk of potential uninsured losses, including from natural disasters;

•	Risks involved in joint ventures;

•	Risks in leasing multi-tenant properties;

•	A failure to comply with the Americans with Disabilities Act or other laws;

•	Risks of environmental liability

•	Our real estate investments are relatively illiquid;

•	We own assets in foreign countries;

•	Risks associated with owning or financing properties for which the tenant’s or mortgagor’s operations may be impacted by weather conditions

•	Risks associated with the ownership of vineyards;

•	Our ability to pay dividends in cash or at current rates;

•	Fluctuations in interest rates;

•	Fluctuations in the market prices for our shares;

•	Certain limits on change in control imposed under law and by our Declaration of Trust and Bylaws;

•	Policy changes obtained without the approval of our shareholders;

•	Equity issuances could dilute the value of our shares;

•	Risks associated with changes in the Canadian exchange rate; and

•	Changes in laws and regulations, including tax laws and regulations
These forward-looking statements represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. For further discussion of these factors see “Item 1A. Risk Factors” in this Annual Report on Form 10-K.
For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K or the date of any document incorporated by reference herein. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K.

PART I
Item 1. Business
General
Entertainment Properties Trust (“we,” “us,” “EPR” or the “Company”) was formed on August 22, 1997 as a Maryland real estate investment trust (“REIT”), and an initial public offering of common shares of beneficial interest (“common shares”) was completed on November 18, 1997. EPR develops, owns, leases and finances properties for consumer preferred high-quality businesses. As further explained under “Growth Strategies” below, our investments are guided by a focus on inflection opportunities that are associated with or support enduring uses, excellent executions, attractive economics and an advantageous market position.
We are a self-administered REIT. As of December 31, 2008, our real estate portfolio was comprised of approximately $2.0 billion in assets (before accumulated depreciation). This portfolio includes 80 megaplex theatre properties (including four joint venture properties) located in 29 states, the District of Columbia and Ontario, Canada, eight theatre anchored entertainment retail centers (including two joint venture properties) located in Westminster, Colorado, New Rochelle, New York, White Plains, New York, Burbank, California and Ontario, Canada, one additional entertainment retail center under development and land parcels leased to restaurant and retail operators or available for development adjacent to several of our theatre properties. We also own a metropolitan ski area located in Bellefontaine, Ohio, ten wineries and eight vineyards located in California and Washington and 22 public charter schools located in eight states and the District of Columbia.
As of December 31, 2008, our real estate portfolio of megaplex theatre properties consisted of 6.6 million square feet and was 100% occupied, and our remaining real estate portfolio consisted of 3.9 million square feet and was 95% occupied. The combined real estate portfolio consisted of 10.5 million square feet and was 98% occupied. Our theatre properties are leased to eleven different leading theatre operators. At December 31, 2008, approximately 51% of our megaplex theatre properties were leased to American Multi-Cinema, Inc. (“AMC”), a subsidiary of AMC Entertainment, Inc. (“AMCE”).
As further described in Note 4 to the consolidated financial statements in this Annual Report on Form 10-K, as of December 31, 2008, our real estate mortgage loan portfolio consisted of nine notes receivable with a carrying value of $508.5 million, including related accrued interest. Our real estate mortgage loan portfolio at December 31, 2008 includes a mortgage note receivable for the development of a water-park anchored entertainment village located in Kansas with a carrying value of $134.9 million, including accrued interest, and a mortgage note receivable for a planned resort development in Sullivan County, New York with a carrying value of $134.2 million, including accrued interest. We also have a mortgage note receivable denominated in Canadian dollars that had a carrying value of US $103.3 million at December 31, 2008, including accrued interest. This mortgage note bears interest at 15%, and has been provided to a partnership for the purpose of developing a 13 level entertainment retail center in downtown Toronto in Ontario, Canada. The development of this center was completed in May 2008 at a total cost of approximately $330 million Canadian, and contains approximately 354,000 square feet of net rentable area (excluding signage). See Item 7 —“Management Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments” for more information regarding these three mortgage notes receivable. Additionally, we have five mortgage notes receivable with a combined total carrying value of $132.5 million, including accrued interest, secured by ten metropolitan ski areas and related development land covering approximately 6,063 acres located in New Hampshire, Vermont, Missouri, Indiana, Ohio and Pennsylvania.
Our total investments were $2.7 billion at December 31, 2008. Total investments as defined herein include the sum of the carrying values of rental properties (before accumulated depreciation), property under development, mortgage notes receivable (including related accrued interest receivable), investment in joint ventures, intangible assets (before accumulated amortization) and notes receivable less minority interests. Below is a reconciliation of the carrying value of total investments to the consolidated balance sheet at December 31, 2008 (in thousands):

Rental properties, net of accumulated depreciation	$1,735,617
Add back accumulated depreciation on rental properties	214,078
Property under development	30,835
Mortage notes and related accrued interest receivable	508,506
Investment in joint ventures	2,493
Investment in a direct financing lease, net	166,089
Intangible assets, net of accumulated amortization	12,400
Add back accumlated amortization on intangible assets	7,077
Accounts and notes receivable	73,312
Less accounts receivable	(33,406)
Less minority interests	(15,217)

Total investments	$2,701,784

Of our total investments of $2.7 billion at December 31, 2008, $1.9 billion or 71% related to megaplex theatres, entertainment retail centers and other retail parcels, and $791.9 million or 29% related to recreational and specialty properties. Furthermore, of the $791.9 million related to recreational and specialty properties, $145.5 million related to metropolitan ski areas, $207.5 million related to vineyards and wineries, $169.8 million related to public charter schools, $134.9 million related to the water-park anchored entertainment village development and $134.2 related to the planned resort development discussed above. At December 31, 2008, Peak Resorts, Inc. (“Peak”) is the lessee of our metropolitan ski area in Bellefontaine, Ohio and is the mortgagor on five notes receivable secured by ten metropolitan ski areas and related development land. Similarly, affiliates of Schools, Inc. (“Imagine”) are the lessees of all of our charter schools.
As further described in Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K, during the year ended December 31, 2008, $54.4 million, or approximately 19% of our total revenue was derived from our four entertainment retail centers in Ontario, Canada and the mortgage note receivable secured by property in Canada described above. The Company’s wholly-owned subsidiaries that hold the Canadian entertainment retail centers, third party debt and mortgage note receivable represent approximately $219.5 million or 17% of the Company’s net assets as of December 31, 2008.
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
As discussed below, we believe attractive investment opportunities are available to us that will enable us to continue to grow our asset base; however, depending on the state of the equity and debt capital markets, we may be unable to obtain sufficient capital necessary to take advantage of such opportunities or we may deem the relative cost of such capital to be too high. Due to the recent downturn in the economy and distress in the capital markets, we have been primarily focused on our liquidity and funding our existing commitments. As a result, we may slow the pace of or stop committing to new investments in the short-term. For more information regarding our business, including our investments and capital formation, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” including the sections therein titled “Recent Developments” and “Liquidity and Capital Resources.”
Megaplex Theatres
A significant portion of our assets consist of megaplex theatres. Megaplex theatres typically have at least 10 screens with stadium-style seating (seating with elevation between rows to provide unobstructed viewing) and are equipped with amenities that significantly enhance the audio and visual experience of the patron. We believe the development of new generation megaplex theatres, including the introduction of digital cinema technology, has accelerated the obsolescence of many of the previous generation of multiplex movie theatres by setting new standards for moviegoers, who, in our experience, have demonstrated their preference for the more attractive surroundings, wider variety of films, enhanced quality of visual presentation and superior customer service typical of megaplex theatres.
We expect the development of megaplex theatres to continue in the United States and abroad over the long-term. With the development of the stadium style megaplex theatre as the preeminent format for cinema exhibition, the older generation of smaller sloped theatres has generally experienced a significant downturn in attendance and performance. As a result of the significant capital commitment involved in building megaplex theatres and the experience and industry relationships of our management, we believe we will continue to have opportunities to provide capital to businesses within the United States and abroad that seek to develop and/or operate these properties. In addition, the recent distress in the credit markets has also created opportunities to buy existing megaplex theatres at higher yields than in the past as many current owners seek to generate cash.
Entertainment Retail Centers
We continue to seek opportunities for the development of additional restaurant, retail and other entertainment venues around our existing portfolio. The opportunity to capitalize on the traffic generation of our market-dominant theatres to create entertainment retail centers (“ERC’s”) not only strengthens the execution of the megaplex movie theatre but adds diversity to our tenant and asset base. We have and will continue to evaluate our existing portfolio for additional development of retail and entertainment density, and we will also continue to evaluate the purchase or financing of existing ERC’s that have demonstrated strong financial performance and meet our quality standards. The leasing and property management requirements of our ERC’s are generally met through the use of third-party professional service providers.
Recreational and Specialty Properties
The venue replacement cycle in theatrical exhibition represents what we consider an inflection opportunity, a demand for new capital stimulated by a need to upgrade to new technologies and related amenities. We expect other destination retail, recreational and specialty properties to undergo similar transformations stimulated by growth, renewal and/or restructuring. We have begun and expect to continue to pursue opportunities to provide capital for such new generations of attractive and successful properties in selected niche markets.
Business Objectives and Strategies
Our long-term primary business objective is to continue to enhance shareholder value by achieving predictable and increasing Funds From Operations (“FFO”) per Share (See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds From Operations” for a discussion of FFO), through the acquisition, development and financing of high-quality properties while maintaining adequate liquidity to meet financial obligations as they come due. We intend to achieve this objective by continuing to execute the Growth Strategies, Operating Strategies and Capitalization Strategies described below:
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
Our investing strategy centers on five guiding principles:
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
Mortgage Structure
We have structured our mortgages to achieve economics similar to our triple-net lease structure with a positive spread between our cost of capital and the interest paid by our tenants. During each mortgage term and any renewal periods, the notes typically provide for periodic increases in interest and/or participating features based upon a percentage of the tenant’s gross sales over a pre-determined level.
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
Capitalization Strategies
Debt and Equity Financing
In 2008 we deleveraged our balance sheet primarily by issuing equity in excess of debt during the year. Our debt to total capitalization ratio (i.e. long-term debt of the Company as a percentage of shareholders’ equity plus total liabilities) was reduced from 50% at December 31, 2007 to 48% at December 31, 2008. Also, in January and early February 2009, we further deleveraged our balance sheet through the issuance of additional equity, and we expect to maintain a debt to total capitalization ratio of between 45% and 50% throughout the remainder of 2009. While additional equity issuances mitigate the growth in per share results, we believe reduced leverage and an emphasis on liquidity are prudent during the current economic downturn.
Our sources of equity financing consist of the issuance of common shares as well as the issuance of preferred shares (including convertible preferred shares). In addition to larger underwritten registered public offerings of both common and preferred shares, we have also offered shares pursuant to registered public offerings through the direct share purchase component of our Dividend Reinvestment and Direct Share Purchase Plan. While such offerings are generally smaller than a typical underwritten public offering, issuing common shares under the direct share purchase component of our Dividend Reinvestment and Direct Share Purchase Plan allows us to access capital on a monthly basis in a cost-effective manner. We expect to opportunistically access the equity markets in the future and, depending primarily on the size and timing of our equity capital needs, may continue to issue shares under the direct share purchase component of our Dividend Reinvestment and Direct Share Purchase Plan.
Joint Ventures
We will examine and may pursue potential additional joint venture opportunities with institutional investors or developers if the investments to which they relate meet our guiding principles discussed above. We may employ higher leverage in joint ventures.
Payment of Regular Distributions
We have paid and expect to continue to pay quarterly dividend distributions to our common and preferred shareholders. Our Series B cumulative redeemable preferred shares (“Series B preferred shares”) have a dividend rate of 7.75%, our Series C cumulative convertible preferred shares (“Series C preferred shares”) have a dividend rate of 5.75%, our Series D cumulative redeemable preferred shares (“Series D preferred shares”) have a dividend rate of 7.375%, and our Series E cumulative convertible preferred shares (“Series E preferred shares”) have a dividend rate of 9.00%. Among the factors the Company’s board of trustees (“Board of Trustees”) considers in setting the common share distribution rate are the applicable REIT tax rules and regulations that apply to distributions, the Company’s results of operations, including FFO per share, and the Company’s Cash Available for Distribution (defined as net cash flow available for distribution after payment of operating expenses, debt service, and other obligations).
Competition
We compete for real estate financing opportunities with other companies that invest in real estate, as well as traditional financial sources such as banks and insurance companies. REITs have financed and may continue to seek to finance destination entertainment, entertainment-related, recreational or specialty properties as new properties are developed or become available for acquisition. The current economic crisis may impact the competitive landscape in which we operate in a manner that is not currently foreseeable, thus reducing our ability to react to competitive challenges.
Employees
As of December 31, 2008, we had 22 full time employees.
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

Risks That May Impact Our Financial Condition or Performance
There can be no assurance as to the impact of the U.S. government’s economic stimulus plan on the banking system, financial markets, real estate markets and economy as a whole.
In response to the continued economic crises affecting the banking system, financial markets, real estate markets and our economy as a whole, President Obama signed the American Recovery and Reinvestment Act of 2009 (“ARRA”) into law on February 17, 2009. There can be no assurance what impact the ARRA will have on the banking system, financial markets, real estate markets or the general economy. Although we are not one of the institutions that will be directly affected by the ARRA, the ultimate effects of ARRA on the financial markets and the economy in general could materially and adversely affect our business, financial condition and results of operations, or the trading price of our common stock.
Current levels of market volatility are unprecedented.
The capital and credit markets have been experiencing extreme volatility and disruption for more than 12 months. In recent months, the volatility and disruption have reached unprecedented levels. In many cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers. Our plans for growth require regular access to the capital and credit markets. If current levels of market disruption and volatility continue or worsen, access to capital and credit markets could be disrupted making growth through acquisitions and development projects difficult or impractical to pursue until such time as markets stabilize.
The recent downturn in the credit markets has increased the cost of borrowing and has made financing difficult to obtain, each of which may have a material adverse effect on our results of operations and business.
Recent events in the financial markets have had an adverse impact on the credit markets and, as a result, credit has become more expensive and difficult to obtain. Some lenders are imposing more stringent restrictions on the terms of credit and there has been a general reduction in the amount of credit available in the markets in which we conduct business. The negative impact on the tightening of the credit markets may have a material adverse effect on us resulting from, but not limited to, an inability to finance the acquisition or development of properties on favorable terms, if at all, increased financing costs or financing with increasingly restrictive covenants.
The negative impact of the recent adverse changes in the credit markets on the real estate sector generally or our inability to obtain financing on favorable terms, if at all, may have a material adverse effect on our results of operations, business, financial condition or performance.
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
We have diversified our cash and cash equivalents between several banking institutions in an attempt to minimize exposure to any one of these entities. However, the Federal Deposit

Insurance Corporation, or “FDIC,” only insures interest-bearing accounts in amounts up to $250,000 per depositor per insured bank. We currently have cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over $250,000. The loss of our deposits may have a material adverse effect on our financial condition.
We depend on leasing space to tenants on economically favorable terms and collecting rent from our tenants, who may not be able to pay
At any time, a tenant may experience a downturn in its business that may weaken its financial condition. Similarly, a general decline in the economy may result in a decline in demand for space at our commercial properties. Our financial results depend significantly on leasing space at our properties to tenants on economically favorable terms. In addition, because a majority of our income comes from leasing real property, our income, funds available to pay indebtedness and funds available for distribution to our shareholders will decrease if a significant number of our tenants cannot pay their rent or if we are not able to maintain our levels of occupancy on favorable terms. If a tenant does not pay its rent, we might not be able to enforce our rights as landlord without delays and might incur substantial legal costs.
If a tenant becomes bankrupt or insolvent, that could diminish or eliminate the income we expect from that tenant’s leases. If a tenant becomes insolvent or bankrupt, we cannot be sure that we could recover the premises from the tenant promptly or from a trustee or debtor-in-possession in a bankruptcy proceeding relating to the tenant. On the other hand, a bankruptcy court might authorize the tenant to terminate its leases with us. If that happens, our claim against the bankrupt tenant for unpaid future rent would be subject to statutory limitations that might be substantially less than the remaining rent owed under the leases. In addition, any claim we have for unpaid past rent would likely not be paid in full and we would also have to take a charge against earnings for any accrued straight-line rent receivable related to the leases.
We are exposed to the credit risk of our customers and counterparties and their failure to meet their financial obligations could adversely affect our business.
Our business is subject to credit risk. There is a risk that a customer or counterparty will fail to meet its obligations when due, particularly given the current state of the economy. Customers and counterparties that owe us money may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Although we have procedures for reviewing credit exposures to specific customers and counterparties to address present credit concerns, default risk may arise from events or circumstances that are difficult to detect or foresee. Some of our risk management methods depend upon the evaluation of information regarding markets, clients or other matters that are publicly available or otherwise accessible by us. That information may not, in all cases, be accurate, complete, up-to-date or properly evaluated. In addition, concerns about, or a default by, one customer or counterparty could lead to significant liquidity problems, losses or defaults by other customers or counterparties, which in turn could adversely affect us. We may be materially and adversely affected in the event of a significant default by our customers and counterparties.
We could be adversely affected by a mortgagor’s bankruptcy or default
If a mortgagor becomes bankrupt or insolvent or defaults under its mortgage, that could force us to declare a default and foreclose on the underlying property. As a result, future interest income recognition related to the applicable mortgage note receivable could be significantly reduced or eliminated. There is also a risk that the fair value of the property will be less than the carrying value of the note and accrued interest receivable at the time of the foreclosure and we may have to take a charge against earnings. We may experience costs and delays in recovering a property in foreclosure or finding a substitute operator for the property. If the mortgage we hold is subordinated to senior financing secured by the property, our recovery would be limited to any amount remaining after satisfaction of all amounts due to the holder of the senior financing. In addition, to protect our subordinated investment, we may desire to refinance any senior financing. However, there is no assurance that such refinancing would be available or, if it were to be available, that the terms would be attractive. We have agreed to subordinate our Canadian mortgage financing to bank construction financing obtained by the borrower.
We have made a significant loan commitment to a developer; however, there is no assurance that the project to which the commitment relates will be completed as planned
During 2009, we expect to advance up to $91.8 million to Concord Resorts, LLC (Concord Resorts), which is the remaining loan commitment under the $225.0 million secured first mortgage loan commitment related to a planned resort development in Sullivan County, New York. Due to the economic downturn, certain other lenders on the development have either reduced their commitments or withdrawn from the project. Concord Resorts is attempting to restructure the development at a level requiring substantially less capital. As a result, the development project could be delayed, and there can be no assurance that Concord Resorts will successfully downsize the project and receive the financing necessary to complete it. Due to significance of this investment, the timing of our additional advances, if any, may materially impact our results of operations for 2009 (i.e., an earlier additional investment would permit us to recognize greater interest income in 2009, versus a later or no additional investment). If the development is cancelled or delayed indefinitely, there can be no assurance that our investment in Concord Resorts (the net carrying value of which was $134.2 million at December 31, 2008) may not be subject to impairment, which could result in a material adverse impact on our financial condition and results of operations. In addition, Concord Resorts is controlled by Louis Cappelli, a real estate developer with whom we have several investments, including the entertainment retail centers in New Rochelle, New York and White Plains, New York and loans to Mr. Cappelli. There can be no assurance that the cancellation or indefinite delay of the Concord Resorts development would not have a material adverse effect on our other investments with Mr. Cappelli.
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
Real estate is a competitive business
Our business operates in highly competitive environments. We compete with a large number of real estate property owners and developers, some of which may be willing to accept lower returns on their investments. Principal factors of competition are rent or interest charged, attractiveness of location, the quality of the property and breadth and quality of services provided. If our competitors offer space at rental rates below the rental rates we are currently charging our tenants, we may lose potential tenants, and we may be pressured to reduce our rental rates below those we currently charge in order to retain tenants when our tenants’ leases expire. Our success depends upon, among other factors, trends of the national and local economies, financial condition and operating results of current and prospective tenants and customers, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation and population trends.
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
We believe AMC occupies a strong position in the industry and we intend to continue acquiring and leasing back or developing new AMC theatres. However, AMC and AMCE are susceptible to the same risks as our other tenants described herein. If for any reason AMC failed to perform under its lease obligations and AMCE did not perform under its guarantee, we could be required to reduce or suspend our shareholder dividends and may not have sufficient funds to support operations until substitute tenants are obtained. If that happened, we cannot predict when or whether we could obtain substitute quality tenants on acceptable terms.
A single tenant leases or is the mortgagor of all our investments related to metropolitan ski areas and a single tenant leases all of our charter schools
Peak is the lessee of our metropolitan ski area in Bellefontaine, Ohio and is the mortgagor on five notes receivable secured by ten metropolitan ski areas and related development land. Similarly, Imagine is the lessee of all of our charter schools. If Peak failed to perform under its lease and mortgage loan obligations, and/or Imagine failed to perform under its master lease, we may need to reduce our shareholder dividends and may not have sufficient funds to support operations until substitute operators are obtained. If that happened, we cannot predict when or whether we could obtain quality substitute tenants or mortgagors on acceptable terms.

There are risks inherent in having indebtedness and the use of such indebtedness to fund acquisitions
We currently utilize debt to fund portions of our operations and acquisitions. In a rising interest rate environment, the cost of our variable rate debt and any new variable rate debt will increase. We have used leverage to acquire properties and expect to continue to do so in the future. Although the use of leverage is common in the real estate industry, our use of debt exposes us to some risks. If a significant number of our tenants fail to make their lease payments and we don’t have sufficient cash to pay principal and interest on the debt, we could default on our debt obligations. A substantial amount of our debt financing is secured by mortgages on our properties. If we fail to meet our mortgage payments, the lenders could declare a default and foreclose on those properties. In addition, if the tenants of properties in the borrowing bases of our unsecured revolving credit facility or term loans default on their leases or mortgage obligations, or if the properties otherwise fail to qualify for inclusion in the borrowing bases, that could trigger pay-down requirements and may limit the amounts we are able to borrow under the credit facility and the term loans in the future.
Most of our debt instruments contain balloon payments which may adversely impact our financial performance and our ability to pay distributions
Some of our financing arrangements may require us to make a lump-sum or “balloon” payment at maturity. There can be no assurance that we will be able to refinance such debt on favorable terms or at all. To the extent we cannot refinance such debt on favorable terms or at all, we may be forced to dispose of properties on disadvantageous terms or pay higher interest rates, either of which would have an adverse impact on our financial performance and ability to make distributions to our shareholders.
We have grown rapidly through acquisitions and other investments. We may not be able to maintain this rapid growth and our failure to do so could adversely affect our share price
We have experienced rapid growth in recent years. We may not be able to maintain a similar rate of growth in the future or manage our growth effectively. Our failure to do so may have a material adverse effect on our financial condition and results of operations and ability to pay dividends to our shareholders.
We must obtain new financing in order to grow
As a REIT, we are required to distribute at least 90% of our taxable net income to shareholders in the form of dividends. Other than deciding to make these distributions in our common shares, we are limited in our ability to use internal capital to acquire properties and must continually raise new capital in order to continue to grow and diversify our investment portfolio. Our ability to raise new capital depends in part on factors beyond our control, including conditions in equity and credit markets, conditions in the industries in which our tenants are engaged and the performance of real estate investment trusts generally. We continually consider and evaluate a variety of potential transactions to raise additional capital, but we cannot assure that attractive alternatives will always be available to us, nor that our share price will increase or remain at a level that will permit us to continue to raise equity capital publicly or privately.
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
We rely on debt financing, including borrowings under our unsecured revolving credit facility, our term loan and debt secured by individual properties, to finance our acquisition and development activities and for working capital. If we are unable to obtain financing from these or other sources, or to refinance existing indebtedness upon maturity, our financial condition and results of operations would likely be adversely affected.
We may acquire or develop properties or acquire other real estate related companies and this may create risks
We may acquire or develop properties or acquire other real estate related companies when we believe that an acquisition or development is consistent with our business strategies. We may not, however, succeed in consummating desired acquisitions or in completing developments on time. In addition, we may face competition in pursuing acquisition or development opportunities that could increase our costs. Difficulties in integrating acquisitions may prove costly or time-consuming and could divert management’s attention. Acquisitions or developments in new markets or industries where we do not have the same level of market knowledge may expose us to unanticipated risks in those markets and industries to which we are unable to effectively respond and, as a result, our performance in those new markets and industries and overall may be worse than anticipated. In addition, there is no assurance that planned third party financing related to acquisition and development opportunities will be provided on a timely basis or at all, thus increasing the risk that such opportunities are delayed or fail to be completed as originally contemplated. We may also abandon acquisition or development opportunities that we have begun pursuing and consequently fail to recover expenses already incurred and have devoted management time to a matter not consummated. Furthermore, our acquisitions of new properties or companies will expose us to the liabilities of those properties or companies, some of which we may not be aware at the time of acquisition. In addition, development of our existing properties presents similar risks.
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
Our development financing arrangements expose us to funding and purchase risks
Our ability to meet our construction financing obligations which we have undertaken or may enter into in the future depends on our ability to obtain equity or debt financing in the required amounts. There is no assurance we can obtain this financing or that the financing rates available will ensure a spread between our cost of capital and the rent or interest payable to us under the related leases or mortgage notes receivable. As a result, we could fail to meet our construction financing obligations which, in turn, could result in failed projects and related foreclosures and penalties, each of which could have a material adverse impact on our results of operations and business.
We have a limited number of employees and loss of personnel could harm our operations and adversely affect the value of our common shares
We had 22 full-time employees as of December 31, 2008 and, therefore, the impact we may feel from the loss of an employee may be greater than the impact such a loss would have on a larger organization. We are dependent on the efforts of the following individuals: David M. Brain, our President and Chief Executive Officer; Gregory K. Silvers, our Vice President, Chief Operating Officer, General Counsel and Secretary; Mark A. Peterson, our Vice President and Chief Financial Officer; and Michael L. Hirons, our Vice President — Finance. While we believe that we could find replacements for our personnel, the loss of their services could harm our operations and adversely affect the value of our common shares.
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
Some potential losses are not covered by insurance
Our leases require the tenants to carry comprehensive liability, casualty, workers’ compensation, extended coverage and rental loss insurance on our properties. We believe the required coverage is of the type, and amount, customarily obtained by an owner of similar properties. We believe all of our properties are adequately insured. However, there are some types of losses, such as catastrophic acts of nature, acts of war or riots, for which we or our tenants cannot obtain insurance at an acceptable cost. If there is an uninsured loss or a loss in excess of insurance limits, we could lose both the revenues generated by the affected property and the capital we have invested in the property. We would, however, remain obligated to repay any mortgage indebtedness or other obligations related to the property. Since September 11, 2001, the cost of insurance protection against terrorist acts has risen dramatically. There can be no assurance our tenants will be able to obtain terrorism insurance coverage, or that any coverage they do obtain will adequately protect our properties against loss from terrorist attack.
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
Our multi-tenant properties expose us to additional risks
Our entertainment retail centers in Westminster, Colorado, New Rochelle, New York, White Plains, New York, Burbank, California and Ontario, Canada, and similar properties we may seek to acquire or develop in the future, involve risks not typically encountered in the purchase and lease-back of megaplex theatres which are operated by a single tenant. The ownership or development of multi-tenant retail centers could expose us to the risk that a sufficient number of suitable tenants may not be found to enable the center to operate profitably and provide a return to us. This risk may be compounded by the failure of existing tenants to satisfy their obligations due to various factors, including the current economic crisis. These risks, in turn, could cause a material adverse impact to our results of operations and business.
Retail centers are also subject to tenant turnover and fluctuations in occupancy rates, which could affect our operating results. Multi-tenant retail centers also expose us to the risk of potential “CAM slippage,” which may occur when CAM fees paid by tenants are exceeded by the actual cost of taxes, insurance and maintenance at the property.
Failure to comply with the Americans with Disabilities Act and other laws could result in substantial costs
Our theatres must comply with the Americans with Disabilities Act (“ADA”). The ADA requires that public accommodations reasonably accommodate individuals with disabilities and that new construction or alterations be made to commercial facilities to conform to accessibility guidelines. Failure to comply with the ADA can result in injunctions, fines, damage awards to private parties and additional capital expenditures to remedy noncompliance. Our leases require the tenants to comply with the ADA.
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
Potential liability for environmental contamination could result in substantial costs
Under federal, state and local environmental laws, we may be required to investigate and clean up any release of hazardous or toxic substances or petroleum products at our properties, regardless of our knowledge or actual responsibility, simply because of our current or past ownership of the real estate. If unidentified environmental problems arise, we may have to make substantial payments, which could adversely affect our cash flow and our ability to make distributions to our shareholders. This is because:
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
Real estate investments are relatively non-liquid
We may desire to sell a property in the future because of changes in market conditions, poor tenant performance or default of any mortgage we hold, or to avail ourselves of other opportunities. We may also be required to sell a property in the future to meet debt obligations or avoid a default. Specialty real estate projects such as megaplex theatres cannot always be sold quickly, and we cannot assure you that we could always obtain a favorable price. In addition, the Internal Revenue Code limits our ability to sell our properties. We may be required to invest in the restoration or modification of a property before we can sell it. The inability to respond promptly to changes in the performance of our property portfolio could adversely affect our financial condition and ability to service debt and make distributions to our shareholders.
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
Additionally, we may enter other international markets which may have similar risks as described above as well as unique risks associated with a specific country.

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
The ability to grow quality wine grapes and a sufficient quantity of wine grapes is influenced by weather conditions. Droughts, freezes and other weather conditions or phenomena, such as “El Nino,” may adversely affect the timing, quality or quantity of wine grape harvests, and this can have a material adverse effect on the operating results of our vineyard and winery operators. In these circumstances, the ability of our tenants to make rental payments or service our loans could be impaired.
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
Risks That May Affect the Market Price of our Shares
We cannot assure you we will continue paying cash dividends at current rates
Our dividend policy is determined by our Board of Trustees. Our ability to continue paying dividends on our common shares, to pay dividends on our preferred shares at their stated rates or to increase our common share dividend rate will depend on a number of factors, including our liquidity, our financial condition and results of future operations, the performance of lease and mortgage terms by our tenants and customers, our ability to acquire, finance and lease additional properties at attractive rates, and provisions in our loan covenants. If we do not maintain or increase our common share dividend rate, that could have an adverse effect on the market price of our common shares and possibly our preferred shares. Furthermore, if the Board of Trustees decides to pay dividends on our common shares partially or substantially all in common shares, that could have an adverse effect on the market price of our common shares and possibly our preferred shares.

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
Limits on changes in control may discourage takeover attempts which may be beneficial to our shareholders
There are a number of provisions in our Declaration of Trust, Bylaws, Maryland law and agreements we have with others which could make it more difficult for a party to make a tender offer for our shares or complete a takeover of the Company which is not approved by our Board of Trustees. These include:
•	A staggered Board of Trustees that can be increased in number without shareholder approval

•	A limit on beneficial ownership of our shares, which acts as a defense against a hostile takeover or acquisition of a significant or controlling interest, in addition to preserving our REIT status

•	The ability of the Board of Trustees to issue preferred or common shares, to reclassify preferred or common shares, and to increase the amount of our authorized preferred or common shares, without shareholder approval

•	Limits on the ability of shareholders to remove trustees without cause

•	Requirements for advance notice of shareholder proposals at shareholder meetings

•	Provisions of Maryland law restricting business combinations and control share acquisitions not approved by the Board of Trustees

•	Provisions of Maryland law protecting corporations (and by extension REITs) against unsolicited takeovers by limiting the duties of the trustees in unsolicited takeover situations

•	Provisions in Maryland law providing that the trustees are not subject to any higher duty or greater scrutiny than that applied to any other director under Maryland law in transactions relating to the acquisition or potential acquisition of control

•	Provisions of Maryland law creating a statutory presumption that an act of the trustees satisfies the applicable standards of conduct for trustees under Maryland law

•	Provisions in loan or joint venture agreements putting the Company in default upon a change in control

•	Provisions of employment agreements with our officers calling for share purchase loan forgiveness (under certain conditions), severance compensation and vesting of equity compensation upon a change in control
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
Dilution could affect the value of our shares
Our future growth will depend in part on our ability to raise additional capital. If we raise additional capital through the issuance of equity securities, the interests of holders of our common shares could be diluted. Likewise, our Board of Trustees is authorized to cause us to issue preferred shares in one or more series, the holders of which would be entitled to dividends and voting and other rights as our Board of Trustees determines, and which could be senior to or convertible into our common shares. Accordingly, an issuance by us of preferred shares could be dilutive to or otherwise adversely affect the interests of holders of our common shares. As of December 31, 2008, our Series C preferred shares are convertible, at each of the holder’s option, into our common shares at a conversion rate of 0.3572 common shares per $25.00 liquidation preference, which is equivalent to a conversion price of approximately $69.99 per common share (subject to adjustment in certain events). Additionally, as of December 31, 2008, our Series E preferred shares are convertible, at each of the holder’s option, into our common shares at a conversion rate of 0.4512 common shares per $25.00 liquidation preference, which is equivalent to a conversion price of approximately $55.41 per common share (subject to adjustment in certain events). Depending upon the number of Series C and Series E preferred shares being converted at one time, a conversion of Series C and Series E preferred shares could be dilutive to or otherwise adversely affect the interests of holders of our common shares.
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
Additionally, we may enter other international markets which pose similar currency fluctuation risks as described above.
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

Item 2. Properties
As of December 31, 2008, our real estate portfolio consisted of 80 megaplex theatre properties and various restaurant, retail and other properties located in 29 states, the District of Columbia and Ontario, Canada. Except as otherwise noted, all of the real estate investments listed below are owned or ground leased directly by us. The following table lists our properties, their locations, acquisition dates, number of theatre screens, number of seats, gross square footage, and the tenant.

		Acquisition			Building
Property	Location	date	Screens	Seats	(gross sq. ft)	Tenant
Megaplex Theatre Properties:
Grand 24 (8)	Dallas, TX	11/97	24	5,067	98,175	AMC
Mission Valley 20 (1) (8)	San Diego, CA	11/97	20	4,361	84,352	AMC
Promenade 16 (8)	Los Angeles, CA	11/97	16	2,860	129,822	AMC
Ontario Mills 30 (8)	Ontario, CA	11/97	30	5,469	131,534	AMC
Lennox 24 (1) (8)	Columbus, OH	11/97	24	4,412	98,261	AMC
West Olive 16 (8)	Creve Coeur, MO	11/97	16	2,817	60,418	AMC
Studio 30 (8)	Houston, TX	11/97	30	6,032	136,154	AMC
Huebner Oaks 24 (8)	San Antonio, TX	11/97	24	4,400	96,004	AMC
First Colony 24 (1) (29)	Sugar Land, TX	11/97	24	5,098	107,690	AMC
Oakview 24 (30)	Omaha, NE	11/97	24	5,098	107,402	AMC
Leawood Town Center 20 (31)	Leawood, KS	2/98	20	2,995	75,224	AMC
Gulf Pointe 30 (2) (34)	Houston, TX	3/98	30	6,008	130,891	AMC
South Barrington 30 (35)	South Barrington, IL	3/98	30	6,210	130,757	AMC
Cantera 30 (2) (4)	Warrenville, IL	4/98	30	6,210	130,757	AMC
Mesquite 30 (2) (33)	Mesquite, TX	6/98	30	6,008	130,891	AMC
Hampton Town Center 24 (37)	Hampton, VA	8/98	24	5,098	107,396	AMC
Raleigh Grand 16 (3)	Raleigh, NC	8/98	16	2,596	51,450	Carolina Cinemas
Pompano 18 (3)	Pompano Beach, FL	11/98	18	3,424	73,637	Muvico
Paradise 24 (22)	Davie, FL	12/98	24	4,180	96,497	Muvico
Boise Stadium 21 (1) (3)	Boise, ID	12/98	21	4,734	140,300	Regal
Aliso Viejo Stadium 20 (21)	Aliso Viejo, CA	12/98	20	4,352	98,557	Regal
Westminster 24 (6)	Westminster, CO	6/99	24	4,812	89,260	AMC
Woodridge 18 (2) (9)	Woodridge, IL	6/99	18	4,384	82,000	AMC
Tampa Starlight 20 (9)	Tampa, FL	1/00	20	3,928	84,000	Muvico
Palm Promenade 24 (9)	San Diego, CA	1/00	24	4,586	88,610	AMC
Cary Crossroads 20 (9)	Cary, NC	3/02	20	3,936	77,475	Regal
Elmwood Palace 20 (9)	Harahan, LA	3/02	20	4,357	90,391	AMC
Hammond Palace 10 (9)	Hammond, LA	3/02	10	1,531	39,850	AMC
Houma Palace 10 (9)	Houma, LA	3/02	10	1,871	44,450	AMC
Westbank Palace 16 (9)	Harvey, LA	3/02	16	3,176	71,607	AMC
Clearview Palace 12 (1) (9)	Metairie, LA	3/02	12	2,495	70,000	AMC
Olathe Studio 30 (9)	Olathe, KS	6/02	30	5,731	100,000	AMC
Forum 30 (9)	Sterling Heights, MI	6/02	30	5,041	107,712	AMC
Cherrydale 16 (9)	Greenville, SC	6/02	16	2,744	52,800	Regal
Livonia 20 (9)	Livonia, MI	8/02	20	3,808	76,106	AMC
Hoffman Town Centre 22 (1) (9)	Alexandria, VA	10/02	22	4,150	132,903	AMC
Colonel Glenn 18 (3)	Little Rock, AR	12/02	18	4,122	79,330	Rave
AmStar Cinema 16 (16)	Macon, GA	3/03	16	2,950	66,400	Southern

Subtotal Megaplex Theatres, carried over to next page			821	161,051	3,569,063

		Acquisition			Building
Property	Location	date	Screens	Seats	(gross sq. ft)	Tenant
Megaplex Theatre Properties:
Subtotal from previous page	n/a	n/a	821	161,051	3,569,063	n/a
Star Southfield 20 (8)	Southfield, MI	5/03	20	7,000	112,119	AMC
Southwind 12 (27)	Lawrence, KS	6/03	12	2,481	42,497	Wallace
Veterans 24 (10)	Tampa, FL	6/03	24	4,580	94,774	AMC
New Roc City 18 and IMAX (11)	New Rochelle, NY	10/03	18	3,400	103,000	Regal
Harbour View Grande 16 (8)	Suffolk, VA	11/03	16	3,036	61,500	Regal
Columbiana Grande 14 (13)	Columbia, SC	11/03	14	3,000	56,705	Regal
The Grande 18 (8)	Hialeah, FL	12/03	18	4,900	77,400	Cobb
Mississauga 16 (7) (49)	Mississauga, ON	3/04	16	3,856	92,971	AMC
Oakville 24 (7) (49)	Oakville, ON	3/04	24	4,772	89,290	AMC
Whitby 24 (7) (49)	Whitby, ON	3/04	24	4,688	89,290	AMC
Kanata 24 (7) (49)	Kanata, ON	3/04	24	4,764	89,290	AMC
Mesa Grand 24 (20)	Mesa, AZ	3/04	24	4,530	94,774	AMC
Deer Valley 30 (3)	Phoenix, AZ	3/04	30	5,877	113,768	AMC
Hamilton 24 (3)	Hamilton, NJ	3/04	24	4,268	95,466	AMC
Grand Prairie 18 (8)	Peoria, IL	7/04	18	4,063	82,330	Rave
Lafayette Grand 16 (1) (17)	Lafayette, LA	7/04	16	2,744	61,579	Southern
Northeast Mall 18 (19)	Hurst, TX	11/04	18	3,886	94,000	Rave
The Grand 18 (24)	D’Iberville, MS	12/04	18	2,984	48,000	Southern
Avenue 16 (8)	Melbourne, FL	12/04	16	3,600	75,850	Rave
Mayfaire Cinema 16 (14)	Wilmington, NC	2/05	16	3,050	57,338	Regal
East Ridge 18 (32)	Chattanooga, TN	3/05	18	4,133	82,330	Rave
Burbank 16 (12)	Burbank, CA	3/05	16	4,232	86,551	AMC
ShowPlace 12 (26)	Indianapolis, IN	6/05	12	2,200	45,270	Kerasotes
The Grand 14 (8)	Conroe, TX	6/05	14	2,400	45,000	Southern
The Grand 18 (28)	Hattiesburg, MS	9/05	18	2,675	57,367	Southern
Auburn Stadium 10 (5)	Auburn, CA	12/05	10	1,573	32,185	Regal
Arroyo Grande Stadium 10 (2) (18)	Arroyo Grande, CA	12/05	10	1,714	34,500	Regal
Modesto Stadium 10 (15)	Modesto, CA	12/05	10	1,885	38,873	Regal
Manchester Stadium 16 (25)	Fresno, CA	12/05	16	3,860	80,600	Regal
Firewheel 18 (36)	Garland, TX	3/06	18	3,156	72,252	AMC
Columbia 14 (1) (8)	Columbia, MD	3/06	14	2,512	77,731	AMC
White Oak Village Cinema 14 (8)	Garner, NC	4/06	14	2,626	50,810	Regal
Valley Bend 18 (8)	Huntsville, AL	8/06	18	4,150	90,200	Rave
The Grand 18 (1) (8)	Winston Salem, NC	7/06	18	3,496	75,605	Southern
Cityplace 14 (8)	Kalamazoo, MI	11/06	14	2,770	70,000	Rave
Bayou 15 (8)	Pensacola, FL	12/06	15	3,361	74,400	Rave
The Grand 16 (1) (39)	Slidell, LA	12/06	16	2,750	62,300	Southern
City Center 15: Cinema de Lux (23)	White Plains, NY	5/07	15	3,500	80,000	National Amusements
Pier Park Grand 16 (8)	Panama City Beach, FL	5/07	16	3,496	75,605	Southern
Kalispell Stadium 14 (8)	Kalispell, MT	8/07	14	2,000	44,650	Signature
Four Seasons Station Grand 18 (1) (8)	Greensboro, NC	11/07	18	3,343	74,517	Southern
Glendora 12 (1)	Glendora, CA	10/08	12	2,264	50,710	AMC

Subtotal Megaplex Theatres			1,537	306,626	6,602,460

		Acquisition			Building
Property	Location	date	Screens	Seats	(gross sq. ft)	Tenant
Retail, Restaurant and Other Properties:
On The Border (8)	Mesquite, TX	1/99	—	—	6,683	Brinker International
Texas Roadhouse (8)	Mesquite, TX	1/99	—	—	6,400	Texas Roadhouse
Westminster Promenade (8)	Westminster, CO	6/99	—	—	135,226	Multi-Tenant
Texas Land & Cattle (8)	Houston, TX	5/00	—	—	7,733	Tx.C.C., Inc.
Vacant (formerly Bennigan’s) (8)	Houston, TX	5/00	—	—	6,575	S & A
Vacant (formerly Bennigan’s) (8)	Mesquite, TX	5/00	—	—	6,575	S & A
Cherrydale Shops (9)	Greenville, SC	6/02	—	—	10,000	Multi-Tenant
Johnny Carino’s (8)	Mesquite, TX	3/03	—	—	6,200	Kona Rest. Group, Inc.
Star Southfield Center(8)	Southfield, MI	5/03	—	—	48,478	Multi-Tenant
New Roc City (11)	New Rochelle, NY	10/03	—	—	343,809	Multi-Tenant
Harbour View Station(8)	Suffolk, SC	11/03	—	—	21,416	Multi-Tenant
Kanata Entertainment Centrum (7) (49)	Kanata, ON	3/04	—	—	308,089	Multi-Tenant
Mississauga Entertainment Centrum
(7) (49)	Mississauga, ON	3/04	—	—	89,777	Multi-Tenant
Oakville Entertainment Centrum (7) (49)	Oakville, ON	3/04	—	—	134,222	Multi-Tenant
Whitby Entertainment Centrum (7) (49)	Whitby, ON	3/04	—	—	124,620	Multi-Tenant
V-Land (8)	Warrenville, IL	7/04	—	—	11,755	V-Land Warrenville
Stir Crazy (8)	Warrenville, IL	9/04	—	—	7,500	Stir Crazy Café
Burbank Village (12)	Burbank, CA	3/05	—	—	34,713	Multi-Tenant
La Cantina (8)	Houston, TX	8/05	—	—	9,000	La Cantina Gulf Fwy, Inc.
Mad River Mountain (37)(40)	Bellefontaine, OH	11/05	—	—	48,427	Mad River Mountain
Sizzler	Arroyo Grande, CA	12/05	—	—	5,850	Arroyo Grande Sizzler
Havens Wine Cellars (41) (38)	Yountville, CA	12/06	—	—	11,960	Billington Imports
Rack and Riddle Winery (38) (42)	Hopland, CA	4/07	—	—	76,000	Rb Wine Associates
City Center at White Plains (23)	White Plains, NY	5/07	—	—	317,943	Multi-Tenant
Austell Promenade (8)	Austell, GA	6/07	—	—	18,410	East-West Promenade
Cosentino Wineries (44)	Pope Valley, Lockeford and Clements, CA	8/07	—	—	71,540	Cosentino Winery, LLC, et al
EOS Estate Winery (43)	Pasa Robles, CA	8/07	—	—	120,000	Sapphire Wines
Imagine College Prep	St. Louis, MO	10/07	—	—	103,000	Imagine
East Mesa Charter Elementary	Mesa, AZ	10/07	—	—	45,214	Imagine
Rosefield Charter Elementary	Surprise, AZ	10/07	—	—	45,578	Imagine
Academy of Columbus	Columbus, OH	10/07	—	—	71,949	Imagine
South Lake Charter Elementary	Clermont, FL	10/07	—	—	39,956	Imagine
Renaissance Public School Academy	Mt. Pleasant, MI	10/07	—	—	36,278	Imagine
100 Academy of Excellence	Las Vegas, NV	10/07	—	—	59,060	Imagine
Imagine Charter Elementary	Phoenix, AZ	10/07	—	—	47,186	Imagine
Groveport Community School	Groveport, OH	10/07	—	—	66,420	Imagine
Harvard Avenue Charter School	Cleveland, OH	10/07	—	—	57,652	Imagine
Hope Community Charter School	Washington, DC	10/07	—	—	34,962	Imagine
Marietta Charter School	Marietta, GA	10/07	—	—	24,503	Imagine
Crotched Mountain	Bennington, NH	1/08	—	—	34,100	Crotched Mountain
Buena Vista Winery & Vineyards (38) (45)	Sonoma, CA	6/08	—	—	105,735	Ascentia Wine Estates
Columbia Winery (38) (46)	Sunnyside, WA	6/08	—	—	35,880	Ascentia Wine Estates
Gary Farrell Winery (38) (47)	Healdsburg, CA	6/08	—	—	21,001	Ascentia Wine Estates
Geyser Peak Winery & Vineyards (38) (48)	Geyserville, CA	6/08	—	—	360,813	Ascentia Wine Estates
Academy of Academic Success	St. Louis, MO	6/08	—	—	66,644	Imagine
Academy of Careers Elementary	St. Louis, MO	6/08	—	—	43,975	Imagine

Subtotal Retail, Restaurant and Other Properties, carried over to next page			—	—	3,288,807

		Acquisition			Building
Property	Location	date	Screens	Seats	(gross sq. ft)	Tenant
Retail, Restaurant and Other Properties:
Subtotal from previous page	n/a	n/a	—	—	3,288,807	n/a
Academy of Careers Middle School	St. Louis, MO	6/08	—	—	56,213	Imagine
Academy of Environmental Science & Math	St. Louis, MO	6/08	—	—	153,000	Imagine
International Academy of Mableton	Mableton, GA	6/08	—	—	43,188	Imagine
Master Academy	Fort Wayne, IN	6/08	—	—	161,500	Imagine
Renaissance Academy (Kensington Campus)	Kansas City, MO	6/08	—	—	53,763	Imagine
Renaissance Academy (Wallace Campus)	Kansas City, MO	6/08	—	—	79,940	Imagine
Romig Road Community School	Akron, OH	6/08	—	—	40,400	Imagine
Wesley International Academy	Atlanta, GA	6/08	—	—	40,358	Imagine

Subtotal Retail, Restaurant and Other Properties			—	—	3,917,169

Total			1,537	306,626	10,519,629

(1)	Third party ground leased property. Although we are the tenant under the ground leases and have assumed responsibility for performing the obligations thereunder, pursuant to the leases, the theatre tenants are responsible for performing our obligations under the ground leases.

(2)	In addition to the theatre property itself, we have acquired land parcels adjacent to the theatre property, which we have or intend to lease or sell to restaurant or other entertainment themed operators.

(3)	Property is included as security for $79.0 million in mortgage notes payable.

(4)	Property is included in the Atlantic-EPR I joint venture.

(5)	Property is included as security for a $6.6 million mortgage notes payable.

(6)	Property is included as security for a $18.9 million mortgage note payable.

(7)	Property is included as security for a $96.5 million mortgage note payable.

(8)	Property is included in the borrowing base for a $235.0 million unsecured revolving credit facility.

(9)	Property is included as security for $155.5 million mortgage note payable.

(10)	Property is included in the Atlantic-EPR II joint venture.

(11)	Property is included as security for a $66.0 million mortgage note payable and $4.0 million credit facility.

(12)	Property is included as security for a $36.0 million mortgage note payable.

(13)	Property is included as security for an $8.3 million mortgage note payable.

(14)	Property is included as security for a $7.9 million mortgage note payable.

(15)	Property is included as security for a $4.9 million mortgage note payable.

(16)	Property is included as security for a $6.6 million mortgage note payable.

(17)	Property is included as security for a $9.3 million mortgage note payable.

(18)	Property is included as security for a $5.1 million mortgage note payable.

(19)	Property is included as security for a $15.0 million mortgage note payable.

(20)	Property is included as security for a $16.0 million mortgage note payable.

(21)	Property is included as security for a $22.0 million mortgage note payable.

(22)	Property is included as security for a $22.0 million mortgage note payable.

(23)	Property is included as security for a $115.0 million mortgage note payable and $5.0 million credit facility.

(24)	Property is included as security for a $11.6 million mortgage note payable.

(25)	Property is included as security for a $11.9 million mortgage note payable.

(26)	Property is included as security for a $5.1 million mortgage note payable.

(27)	Property is included as security for a $4.8 million mortgage note payable.

(28)	Property is included as security for a $10.4 million mortgage note payable.

(29)	Property is included as security for a $18.6 million mortgage note payable.

(30)	Property is included as security for a $16.1 million mortgage note payable.

(31)	Property is included as security for a $15.4 million mortgage note payable.

(32)	Property is included as security for a $12.7 million mortgage note payable.

(33)	Property is included as security for a $22.2 million mortgage note payable.

(34)	Property is included as security for a $26.2 million mortgage note payable.

(35)	Property is included as security for a $27.0 million mortgage note payable.

(36)	Property is included as security for a $17.5 million mortgage note payable

(37)	Property is included as security for a $120.0 million term loan payable.

(38)	Property is included as security under the $160.0 million credit facility.

(39)	Property is included as security for $10.6 million bond payable.

(40)	Property includes approximately 324 acres of land.

(41)	Property includes approximately 10 acres of land.

(42)	Property includes approximately 35 acres of land.

(43)	Property includes approximately 60 acres of land.

(44)	Property includes approximately 225 acres of land.

(45)	Property includes approximately 693 acres of land.

(46)	Property includes approximately 17 acres of land.

(47)	Property includes approximately 23 acres of land.

(48)	Property includes approximately 207 acres of land.

(49)	Property is located in Ontario, Canada
As of December 31, 2008, our portfolio of megaplex theatre properties consisted of 6.6 million square feet and was 100% occupied, and our portfolio of retail, restaurant and other properties consisted of 3.9 million square feet and was 95% occupied. The combined portfolio consisted of 10.5 million square feet and was 98% occupied. For the year ended December 31, 2008, approximately 75% of our rental revenue and 55% of total revenue was derived from theatre tenants. The following table sets forth information regarding EPR’s megaplex theatre portfolio as of December 31, 2008 (dollars in thousands). This data does not include the two megaplex theatre properties held by our unconsolidated joint ventures.

Megaplex Theatre Portfolio
	Total
	Number of		Rental Revenue for	% of
	Leases	Square	the Year Ended	Rental
Year	Expiring	Footage	December 31, 2008	Revenue

2009	—	—	$—	—
2010	4	443,883	11,271	7.3%
2011	4	390,837	9,403	6.2%
2012	3	290,316	6,546	4.3%
2013	4	499,935	14,117	9.2%
2014	—	—	—	—
2015	—	—	—	—
2016	2	187,400	3,200	2.1%
2017	3	224,497	4,661	3.1%
2018	6	542,584	12,839	8.4%
2019	7	647,264	19,616	12.8%
2020	7	416,183	8,027	5.3%
2021	3	219,673	6,159	4.0%
2022	9	636,822	15,829	10.4%
2023	1	77,731	1,254	0.8%
2024	9	754,421	15,823	10.4%
2025	7	452,191	12,476	8.2%
2026	5	347,710	7,328	4.8%
2027	3	194,772	3,939	2.6%
2028	1	50,710	194	0.1%

	78	6,376,929	$152,682	100.0%

Our properties are located in 29 states, the District of Columbia and in the Canadian province of Ontario. The following table sets forth certain state-by-state and Ontario, Canada information regarding our real estate portfolio as of December 31, 2008 (dollars in thousands). This data does not include the two theatre properties owned by our unconsolidated joint ventures.

		Rental Revenue
		for the
	Building	year ended	% of Rental
Location	(gross sq. ft)	December 31, 2008	Revenue

California	1,663,906	35,294	17.4%
Ontario, Canada	1,017,549	26,668	13.2%
Texas	960,223	22,638	11.2%
New York	844,752	20,726	10.2%
Florida	557,389	12,603	6.2%
Louisiana	440,177	9,676	4.8%
Michigan	414,415	10,794	5.3%
North Carolina	387,195	7,859	3.9%
Virginia	323,215	7,820	3.9%
Illinois	314,342	8,109	4.0%
Colorado	224,486	5,415	2.7%
Kansas	217,721	4,876	2.4%
Arizona	208,542	3,993	2.0%
Ohio	146,688	2,834	1.4%
Idaho	140,300	1,892	0.9%
South Carolina	119,505	2,100	1.0%
Nebraska	107,402	2,744	1.4%
Mississippi	105,367	2,580	1.3%
New Jersey	95,466	2,185	1.1%
Alabama	90,200	1,956	1.0%
Georgia	84,810	1,259	0.6%
Tennessee	82,330	1,633	0.8%
Arkansas	79,330	1,616	0.8%
Maryland	77,731	1,254	0.6%
Missouri	60,418	2,262	1.1%
Indiana	45,270	663	0.3%
Montana	44,650	902	0.4%
Washington	35,880	196	0.1%
New Hampshire	34,100	34	0.0%

	8,923,359	$202,581	100.0%

Office Location
Our executive office is located in Kansas City, Missouri and is leased from a third party landlord. The office occupies approximately 19,513 square feet with annual rentals of $322 thousand. The lease expires in December 2009. We can extend the lease, at our option, for two option periods of five years each, with annual rent increasing $0.50 per square foot per year.
Tenants and Leases
Our existing leases on rental property (on a consolidated basis — excluding unconsolidated joint venture properties) provide for aggregate annual rentals of approximately $200 million (not including periodic rent escalations or percentage rent). The megaplex theatre leases have an average remaining base term lease life of approximately 12 years and may be extended for predetermined extension terms at the option of the tenant. The theatre leases are typically triple-net leases that require the tenant to pay substantially all expenses associated with the operation of the properties, including taxes, other governmental charges, insurance, utilities, service, maintenance and any ground lease payments.
Property Acquisitions in 2008
The following table lists the significant rental properties we acquired or developed during 2008:

Development Cost/
Property	Location	Tenant	Purchase Price

Charter Public School Properties	Various	Affiliates of Imagine Schools, Inc.	$39.5 million (1)
Ascentia Wine Estates	Various	Ascentia Wine Estates	$116.5 million
Charter Public School Properties	Various	Affiliates of Imagine Schools, Inc.	$82.3. million (2)
Glendora 12	Glendora, CA	AMC	$10.9 million

(1)	On October 30, 2007, we acquired a 50% ownership in JERIT CS Fund I (CS Fund I) in exchange for $39.5 million. On April 2, 2008, we acquired the remaining 50% ownership interest in CS Fund I for a total purchase price of $39.5 million. Upon completion of this transaction, CS Fund I became a wholly-owned subsidiary. At the time of the acquisition, CS Fund I owned 12 public charter school properties located in Nevada, Arizona, Ohio, Georgia, Missouri, Michigan, Florida and Washington D.C. These schools are leased under a long-term triple net master lease which has been classified as a direct financing lease.

(2)	On June 17, 2008, we acquired ten public charter school properties from Imagine and funded expansions at three of the public charter school properties previously acquired. The total investment in these properties was approximately $82.3 million and the properties are leased under a long-term triple-net master lease. The ten new properties are located in Georgia, Missouri, Ohio and Indiana and the three expansions are located in Arizona, Nevada and Georgia. The master lease is classified as a direct financing lease.

Item 3. Legal Proceedings
Other than routine litigation and administrative proceedings arising in the ordinary course of business, we are not presently involved in any litigation nor, to our knowledge, is any litigation threatened against us or our properties, which is reasonably likely to have a material adverse effect on our liquidity or results of operations.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2008.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The following table sets forth, for the quarterly periods indicated, the high and low sales prices per share for our common shares on the New York Stock Exchange (“NYSE”) under the trading symbol “EPR” and the distributions declared.

	Share price		Declared
	High	Low	Distribution

2008:
Fourth quarter	$54.62	$18.81	$0.8400
Third quarter	59.02	48.03	0.8400
Second quarter	56.31	48.23	0.8400
First quarter	55.54	42.76	0.8400

2007:
Fourth quarter	$56.17	$46.15	$0.7600
Third quarter	55.74	42.30	0.7600
Second quarter	63.50	51.49	0.7600
First quarter	68.60	58.04	0.7600
The closing price for our common shares on the NYSE on February 23, 2009 was $17.81 per share.
We declared quarterly distributions to common shareholders aggregating $3.36 per common share in 2008 and $3.04 per common share in 2007.
While we intend to continue paying regular quarterly dividends, future dividend declarations will be at the discretion of the Board of Trustees and will depend on our actual cash flow, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code, debt covenants and other factors the Board of Trustees deems relevant. The actual cash flow available to pay dividends may be affected by a number of factors, including the revenues received from rental properties and mortgage notes, our operating expenses, debt service on our borrowings, the ability of tenants and customers to meet their obligations to us and any unanticipated capital expenditures. Our Series B preferred shares have a fixed dividend rate of 7.75%, our Series C preferred shares have a fixed dividend rate of 5.75%, our Series D preferred shares have a fixed dividend rate of 7.375% and our Series E preferred shares have a fixed dividend rate of 9.00%.
During the year ended December 31, 2008, the Company did not sell any unregistered securities.
On February 23, 2009, there were approximately 590 holders of record of our outstanding common shares.
During the quarter ended December 31, 2008, the Company did not repurchase any of its equity securities.

Stock Performance Chart
Total Return Analysis

	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008
Entertainment Properties Trust	$100.00	$135.82	$131.59	$199.92	$170.30	$116.61
MSCI US REIT Index	$100.00	$131.49	$143.13	$186.35	$148.76	$87.01
Russell 2000 Index	$100.00	$117.00	$120.88	$141.43	$137.55	$89.68
Source: Zacks Investment Research, Inc.
As a company with shares listed on the NYSE, we are required to comply with the corporate governance rules of the NYSE. Our CEO is required to certify to the NYSE that we are in compliance with the governance rules not later than 30 days after the date of each annual shareholder meeting. Our CEO complied with this requirement in 2008. We also filed with the SEC as exhibits to our annual report on Form 10-K for the year ended December 31, 2008 the certifications of our CEO and CFO required under Sections 302 and 906 of the Sarbanes-Oxley Act. With respect to this Annual Report on Form 10-K for the year ended December 31, 2008, we have filed as exhibits hereto the certification of our CEO and CFO required under Sections 302 and 906 of the Sarbanes-Oxley Act.

Item 6. Selected Financial Data
Operating statement data
(Unaudited, dollars in thousands except per share data)

	Years Ended December 31,
	2008	2007	2006	2005	2004

Rental revenue	$202,581	185,873	167,168	144,838	123,989
Other income	2,241	2,402	3,274	3,517	557
Mortgage and other financing income	60,435	28,841	10,968	4,882	1,957
Property operating expense, net of tenant reimbursements	5,892	4,511	4,314	3,593	2,292
Other expense	2,103	4,205	3,486	2,985	—
General and administrative expense	16,914	12,970	12,515	7,249	6,093
Costs associated with loan refinancing	—	—	673	—	1,134
Interest expense, net	70,951	60,505	48,866	43,749	40,011
Depreciation and amortization	43,829	37,422	31,021	27,473	23,241

Income before gain on sale of land, equity in income from joint ventures, minority interests and discontinued operations	125,568	97,503	80,535	68,188	53,732

Gain on sale of land	—	129	345	—	—
Equity in income from joint ventures	1,962	1,583	759	728	654
Minority interests	2,353	1,370	—	(34)	(953)

Income from continuing operations	$129,883	100,585	81,639	68,882	53,433

Discontinued operations:
Income (loss) from discontinued operations	(26)	839	650	178	280
Gain on sale of real estate	119	3,240	—	—	—

Net income	129,976	104,664	82,289	69,060	53,713

Preferred dividend requirements	(28,266)	(21,312)	(11,857)	(11,353)	(5,463)
Series A preferred share redemption costs	—	(2,101)	—	—	—

Net income available to common shareholders	$101,710	81,251	70,432	57,707	48,250

Per share data:
Basic earnings per share data:
Income from continuing operations available to common shareholders	$3.32	2.89	2.67	2.30	2.11
Income from discontinued operations	—	0.15	0.02	0.01	0.01

Net income available to common shareholders	$3.32	3.04	2.69	2.31	2.12

Diluted earnings per share data:
Income from continuing operations available to common shareholders	$3.28	2.84	2.62	2.25	2.06
Income from discontinued operations	—	0.15	0.03	0.01	0.01

Net income available to common shareholders	$3.28	2.99	2.65	2.26	2.07

Shares used for computation (in thousands):
Basic	30,628	26,690	26,147	25,019	22,721
Diluted	31,006	27,171	26,627	25,504	23,664

Cash dividends declared per common share	$3.36	3.04	2.75	2.50	2.25

Balance sheet data
(Unaudited, dollars in thousands)

	Years Ended December 31,
	2008	2007	2006	2005	2004

Net real estate investments	$1,766,452	1,671,622	1,413,484	1,302,067	1,144,553
Mortgage notes and related accrued interest receivable	508,506	325,442	76,093	44,067	—
Total assets	2,633,925	2,171,633	1,571,279	1,414,165	1,213,448
Common dividends payable	27,377	21,344	18,204	15,770	14,097
Preferred dividends payable	7,552	5,611	3,110	2,916	1,366
Long-term debt	1,262,368	1,081,264	675,305	714,591	592,892
Total liabilities	1,341,274	1,145,533	714,123	742,509	620,059
Minority interests	15,217	18,207	4,474	5,235	6,049
Shareholders’ equity	1,277,434	1,007,893	852,682	666,421	587,340

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
Outlook
Recent developments in the credit and equity markets and the economic downturn in general, are having a significant impact on our business outlook and strategies. In the past, we have obtained capital to grow our investments by regularly accessing credit and equity markets. In the current environment, access to these markets has been disrupted and it is impossible to predict when and if access to the capital markets will return to prior levels. As a result, during this economic downturn, we have tempered our focus on FFO growth, with a greater concern for maintaining adequate liquidity and a stronger balance sheet. We deleveraged our balance sheet in 2008 and again in early 2009 primarily through issuing equity and we expect to maintain a debt to total capitalization ratio of between 45% and 50% throughout the remainder of 2009. Depending on our capital needs, we may also opportunistically access the equity markets again in 2009, and may continue to issue shares under the direct share purchase component of our Dividend Reinvestment and Direct Share Purchase Plan. While additional equity issuances mitigate the growth of per share results, we believe reduced leverage and an emphasis on liquidity is prudent during these challenging times.
Developments in the credit and equity markets and the economic downturn are also having a significant impact on the ability of our development partners to fully finance developments in process. As a result, two significant developments in which we have an interest, the water-park anchored entertainment village and the planned resort development in Sullivan County, New York, are being downsized and could be delayed if the necessary financing cannot be secured. Furthermore, certain of our customers, particularly our non-theatre retail tenants, are also experiencing the effects of the economic downturn, which has generally resulted in a reduction in sales and profitability. As a result, we have seen more credit issues with these tenants than in the past, and this trend may continue in 2009.
Overview
Our principal business objective is to be the nation’s leading destination entertainment, entertainment-related, recreation and specialty real estate company by continuing to develop, acquire or finance high-quality properties. As of December 31, 2008, our total assets exceeded $2.6 billion, and included investments in 80 megaplex theatre properties (including four joint venture properties) and various restaurant, retail, entertainment, destination recreational and specialty properties located in 29 states, the District of Columbia and Ontario, Canada. As of December 31, 2008, we had invested approximately $30.8 million in development land and construction in progress and approximately $508.5 million (including accrued interest) in mortgage financing for entertainment, recreational and specialty properties, including certain such properties under development.
As of December 31, 2008, our real estate portfolio of megaplex theatre properties consisted of 6.6 million square feet and was 100% occupied, and our remaining real estate portfolio consisted of 3.9 million square feet and was 95% occupied. The combined real estate portfolio consisted of 10.5 million square feet and was 98% occupied. Our theatre properties are leased to ten different leading theatre operators. At December 31, 2008, approximately 51% of our megaplex theatre properties were leased to AMC.
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
Our real estate mortgage portfolio consists of nine notes. Of the outstanding balance of $508.5 million at December 31, 2008, three notes comprise $372.4 million of the balance and the remainder relates primarily to our ski properties (see Note 4 to the consolidated financial statements included in this Annual Report on Form 10-K for more details of mortgage notes receivable). The three mortgage notes relate to development of Toronto Life Square, an entertainment retail center in Ontario, Canada that was completed in May 2008, and two projects under development at December 31, 2008; a water-park anchored entertainment village in Kansas City, Kansas and a planned resort in Sullivan County, New York. Each of these three investments is discussed in more detail under “Recent Developments” below.
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
Our property acquisitions and financing commitments are financed by cash from operations, borrowings under our revolving credit facilities, term loan facilities and long-term mortgage debt, and the sale of equity securities. It has been our strategy to structure leases and financings to ensure a positive spread between our cost of capital and the rentals paid by our tenants. We have primarily acquired or developed new properties that are pre-leased to a single tenant or multi-tenant properties that have a high occupancy rate. We do not typically develop or acquire properties on a speculative basis or that are not significantly pre-leased. We have also entered into certain joint ventures and we have provided mortgage note financing as described above. We intend to continue entering into some or all of these types of arrangements in the foreseeable future, subject to our ability to do so in light of the current financial and economic environment.
Historically, our primary challenges have been locating suitable properties, negotiating favorable lease or financing terms, and managing our portfolio as we have continued to grow. Because of the knowledge and industry relationships of our management, we have enjoyed favorable opportunities to acquire, finance and lease properties. While these opportunities are expected to continue to be available in 2009, the current economic downturn and related challenges in the credit market have increased our cost of capital and have caused us to focus more on liquidity and further strengthening our balance sheet. As a result, we expect our capital spending for 2009 to be much lower than in 2008 with a focus primarily on funding existing commitments (see “Liquidity and Capital Resources-Commitments” for more discussion regarding outstanding commitments at December 31, 2008).
The economic downturn in 2008 has primarily impacted our projects under development and our non-theatre retail tenants at our entertainment retail centers. During 2009, we expect to advance up to $91.8 million to Concord Resorts, LLC (Concord Resorts), which is the remaining amount under our $225.0 million secured first mortgage loan commitment related to a planned resort development in Sullivan County, New York. Due to the economic downturn, certain other lenders on this development have either reduced their commitments or withdrawn from the project. We expect Concord Resorts to successfully restructure the development at a level requiring substantially less capital. However, there can be no assurance that Concord Resorts will be successful in achieving this restructure or in receiving the financing necessary to complete it, and, as a result, the development project could be delayed. The water-park anchored entertainment village under development has also been downsized and has risks similar to the planned resort development.
With respect to our entertainment retail centers, we currently have one lease with Circuit City and one lease with Bally’s, and had leases with two corporately owned Bennigan’s. Each of these tenants has either liquidated or filed bankruptcy proceedings. Revenue from these tenants totaled approximately $2.7 million for the year ended December 31, 2008, and $546 thousand of outstanding receivables at December 31, 2008 related to these tenants has been fully reserved. Other smaller tenants at our entertainment retail centers have also experienced difficulty during the economic downturn. If consumer spending continues to decline, there could be additional pressure on retailers’ financial performance which could in turn affect their performance under our leases. Income from entertainment retail centers, excluding megaplex theaters, was approximately $51.0 million or 18.0 % of our total revenue for the year ended December 31, 2008; however, excluding megaplex movie theatres, no one retail tenant in aggregate represented more than $2.1 million or 0.7 % of total Company revenues for the year ended December 31, 2008.
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

We apply the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We assess the carrying value of our rental properties whenever events or changes in circumstances indicate that the carrying amount of a property may not be recoverable. Certain factors that may occur and indicate that impairments may exist include, but are not limited to: underperformance relative to projected future operating results, tenant difficulties and significant adverse industry or market economic trends. If an indicator of possible impairment exists, a property is evaluated for impairment by comparing the carrying amount of the property to the estimated undiscounted future cash flows expected to be generated by the property. If the carrying amount of a property exceeds its estimated future cash flows on an undiscounted basis, an impairment charge is recognized in the amount by which the carrying amount of the property exceeds the fair value of the property. Management estimates fair value of our rental properties based on projected discounted cash flows using a discount rate determined by management to be commensurate with the risk inherent in the Company. We did not record any impairment charges for 2008.
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
Mortgage Notes and Other Notes Receivable
Mortgage notes and other notes receivable, including related accrued interest receivable, consist of loans that we originated and the related accrued and unpaid interest income as of the balance sheet date. Mortgage notes and other notes receivable are initially recorded at the amount advanced to the borrower and we defer certain loan origination and commitment fees, net of certain origination costs, and amortize them over the term of the related loan. We evaluate the collectibility of both interest and principal for each loan to determine whether it is impaired. A loan is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a loan is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the loan’s effective interest rate or to the value of the underlying collateral if the loan is collateralized. Interest income on performing loans is accrued as earned. Interest income on impaired loans is recognized on a cash basis. We did not record any impairment charges for 2008.

Recent Developments
Debt Financing
On January 11, 2008, we obtained a non-recourse mortgage loan of $17.5 million. This mortgage is secured by a theatre property located in Garland, Texas. The mortgage loan bears interest at 6.19%, matures on February 1, 2018, and requires monthly principal and interest payments of $127 thousand with a final principal payment at maturity of $11.6 million.
On March 13, 2008, VinREIT, LLC (VinREIT), a subsidiary that holds our vineyard and winery assets, entered into a $65.0 million term loan and revolving credit facility that is non-recourse to us. This credit facility provided for interest at LIBOR plus 1.5% on loans secured by real property and LIBOR plus 1.75% on loans secured by fixtures and equipment. This credit facility also provided for an aggregate advance rate of 65% based on the lesser of cost or appraised value. Term loans secured by real property under this credit facility were amortized over a 25-year period and matured on the earlier of ten years after disbursement or the end of the related real property’s lease term. The equipment and fixture loans had a maturity date that is the earlier of ten years or the end of the related lease term and required full principal amortization over the term of the loan. This credit facility also contained an accordion feature whereby, subject to lender approval, we may obtain additional revolving credit and term loan commitments in an aggregate principal amount not to exceed $35.0 million.
On September 26, 2008, we amended the original credit facility described above. The overall size of the credit facility was increased from $65.0 million to $129.5 million and is now 30% recourse to us. Loans drawn under the amended credit facility bear interest at LIBOR plus 1.75% on loans secured by real property and LIBOR plus 2.00% on loans secured by fixtures and equipment. Term loans can be drawn through September 26, 2010 under the amended credit facility and the accordion feature was increased to $170.5 million. The revolving feature of the facility was eliminated. The amended credit facility still provides for an aggregate advance rate of 65% based on the lesser of cost or appraised value and the other terms of the original credit facility remain the same. On November 19, 2008, we again amended the credit facility to increase the overall size of the facility from $129.5 million to $160.0 million. As a result of this amendment, the accordion feature was reduced from $170.5 million to $140.0 million. All other terms of the facility remain the same.
The initial disbursement under the credit facility consisted of two term loans secured by real property with an aggregate principal amount of $9.5 million that mature on December 1, 2017 and March 5, 2018. We simultaneously entered into two interest rate swap agreements that fixed the interest rates at a weighted average of 5.77% on these loans through their maturity. On March 24, 2008 and August 20, 2008, we obtained $3.2 million and $5.1 million, respectively, of term loans secured by fixtures and equipment under the facility. These term loans mature on December 1, 2017 and will be fully amortized at maturity. On September 15, 2008, we entered into an interest rate swap agreement that fixed the interest rate on these loans at 5.63% on the outstanding principal through their maturity. Additionally, on September 26, 2008, we obtained four term loans secured by real property with an aggregate principal amount of $74.9 million under the facility that mature on June 5, 2018. We simultaneously entered into four interest rate swap agreements on these loans that fix the interest rate at 5.11% through October 7, 2013. Subsequent to the closing of these loans, approximately $67.3 million of the facility remains available. The net proceeds from the above loans were used to pay down outstanding indebtedness under our unsecured revolving credit facility.

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
On August 20, 2008, we obtained a secured mortgage loan commitment of $112.5 million, of which $56.25 million was advanced during the year ended December 31, 2008. The mortgage is secured by the mortgage note receivable entered into with Concord Resorts, LLC in conjunction with the planned resort development as discussed below. The mortgage loan bears interest at LIBOR plus 3.5%, and in the event LIBOR is less than 2.5%, LIBOR shall be deemed to be 2.5% for purposes of calculating the applicable interest rate for the period. The loan matures on September 10, 2010, the same date the related mortgage note receivable is due, and requires monthly interest only payments. The remaining $56.25 million is expected to be advanced to us when we advance the remaining $91.8 million under our mortgage note receivable related to this project.
On November 4, 2008, we exercised our option to extend the maturity date of our $235.0 million unsecured revolving credit facility by one additional year to January 31, 2010. In accordance with the credit agreement, we paid an extension fee of $470 thousand and all of the other terms remain the same.
Issuance of Series E Preferred Shares
On April 2, 2008, we issued 3,450,000 (including exercise of over-allotment option of 450,000 shares) 9.00% Series E cumulative convertible preferred shares (“Series E preferred shares”) at $25.00 per share in a registered public offering for net proceeds of approximately $83.4 million, after underwriting discounts and expenses. We will pay cumulative dividends on the Series E preferred shares from the date of original issuance in the amount of $2.25 per share each year, which is equivalent to 9.00% of the $25 liquidation preference per share. We do not have the right to redeem the Series E preferred shares except in limited circumstances to preserve our REIT status. The Series E preferred shares have no stated maturity and will not be subject to any sinking fund or mandatory redemption. The Series E preferred shares are convertible, at the holder’s option, into our common shares at an initial conversion rate of 0.4512 common shares per Series E preferred share, which is equivalent to an initial conversion price of $55.41 per common share. This conversion ratio may increase over time upon certain specified triggering events including if our common share dividend exceeds a certain quarterly threshold which was initially set at $0.84 per common share.
Issuance of Common Shares
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

The proceeds from the above offerings were used to pay down our unsecured revolving credit facility, to fund the April 2, 2008 CS Fund I membership interest purchase, and the remaining net proceeds were invested in interest-bearing accounts and short-term interest-bearing securities which are consistent with our qualification as a REIT under the Internal Revenue Code.
Dividend Reinvestment and Direct Share Purchase Plan
On June 26, 2008, we filed an “automatic” shelf registration statement on Form S-3 (File No. 333-151978) covering our revised Dividend Reinvestment and Direct Share Purchase Plan (the “Plan”). The Plan supersedes and replaces our prior dividend reinvestment and direct share purchase plan. Pursuant to the Plan we may issue from time to time on the terms and conditions set forth in the Plan up to 6,000,000 common shares at prices to be determined as described in the Plan. While each capital raise is generally smaller than a typical underwritten public offering, issuing common shares under this plan allows us to access capital on a monthly basis in a cost-effective manner. We have used and intend to continue to use the proceeds from the common shares sold pursuant to the Plan for general corporate purposes.
During July 2008, we issued pursuant to a registered public offering 324,000 common shares under the direct share purchase component of the Plan. These shares were sold at an average price of $50.61 per share and total net proceeds after expenses were approximately $16.3 million.
During January 2009, we issued pursuant to a registered public offering 1,600,000 common shares under the direct share purchase component of the Plan. These shares were sold at an average price of $23.86 per share and total net proceeds after expenses were approximately $36.8 million.
During February 2009, we issued pursuant to a registered public offering 339,000 common shares under the direct share purchase component of the Plan. These shares were sold at an average price of $22.12 per share and total net proceeds after expenses were approximately $7.5 million.
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
In addition, during the year ended December 31, 2008, we funded approximately $39.3 million for development of Schlitterbahn Vacation Village, a water-park anchored entertainment village in Kansas City, Kansas, that was originally planned to have an overall cost of approximately $600 million including a water-park and multiple shopping, dining, lodging and entertainment venues. We had committed $175 million to the project and the remaining funding was planned to include $225 million of sales tax revenue bonds (“STAR bonds”), and $200 million of other bank financing and owners’ equity. Because of the recent economic downturn and the dislocation of the municipal bond markets, the project is now expected to be built in phases, with the first phase including the water-park expected to open in the summer of 2009. Our commitment to the project is expected to be reduced to approximately $163 million and we have funded $134.3 million through December 31, 2008. The remaining approximately $25.7 million of our commitment is expected to be funded in 2009. In addition to a first mortgage on the 368 acres on which the project is to be built, our mortgage receivable is guaranteed by a group that owns the Schlitterbahn Water Park Resort in New Braunfels, Texas.
On April 2, 2008, we acquired the remaining 50.0% ownership interest in CS Fund I for a total purchase price of approximately $39.5 million from our partner, JERIT Fund I Member. Upon completion of this transaction, CS Fund I became a wholly-owned subsidiary of the Company. The member purchase agreement provides that we shall pay JERIT Fund I Member a monthly asset management fee of 1.875% of the monthly rent for the six month period following the closing which ended in October. The membership purchase agreement also contains an option pursuant to which JERIT Fund I Member may re-acquire its 50% interest in CS Fund I within six months after the acquisition of such interest by us. This option expired on October 2, 2008 without being exercised by JERIT Fund I Member. At the time of this acquisition, CS Fund I owned 12 public charter school properties located in Nevada, Arizona, Ohio, Georgia, Missouri, Michigan, Florida and Washington D.C. These schools are leased under a long-term triple net master lease with Imagine. The lease has been classified as a direct financing lease as described in Note 5 to the consolidated financial statements in this Annual Report on Form 10-K.
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
We own 96% of the membership interests of VinREIT and accordingly, the financial statements of VinREIT have been consolidated into our financial statements. Our partner in VinREIT is Global Wine Partners (U.S.), LLC (GWP). GWP provides certain consulting services to VinREIT in connection with the acquisition, development, administration and marketing of vineyard properties and wineries. GWP is entitled to receive a 1% origination fee on winery and vineyard investments and 4% of the annual cash flow of VinREIT after a charge for debt service. GWP may receive additional amounts upon certain events and after certain hurdle rates of return are achieved by us. Accordingly, we paid $1.4 million in origination fees and $125 thousand in due diligence fees to GWP for the year ended December 31, 2008 and minority interest expense related to VinREIT was $277 thousand for the year ended December 31, 2008, representing GWP’s portion of the annual cash flow.
On June 17, 2008, we acquired ten public charter school properties from Imagine and funded expansions at two of the public charter school properties previously acquired. The total investment in the properties was approximately $82.3 million and the properties are leased under a long-term triple-net master lease. The transaction was executed as part of a $200 million option agreement with Imagine and leaves approximately $40 million available for acquisitions prior to December 2009. The ten new properties are located in Georgia, Missouri, Ohio and Indiana and the two expansions are located in Arizona and Nevada. Also, during December 2008, we invested an additional $2.3 million in charter schools for the expansions at three properties located in Ohio, Indiana and Georgia. The master lease is classified as a direct financing lease as described in Note 5 to the consolidated financial statements in this Annual Report on Form 10-K.
On May 30, 2008, we invested an additional $5.0 million Canadian ($5.1 million U.S.) in the mortgage note receivable from Metropolis Limited Partnership (the Partnership) related to the construction of Toronto Life Square, a 13 level entertainment retail center in downtown Toronto.

Consistent with the previous advances on this project, this advance has a five year stated term and bears interest at 15%. As of December 31, 2008, we have also posted $7.6 million U.S. irrevocable stand-by letters of credit related to the Toronto Life Square project. The letters of credit are expected to be cancelled or drawn upon during 2009. Interest accrues on these outstanding letters of credit at a rate of 12% (15% if drawn upon). The carrying value of this mortgage note receivable at December 31, 2008 was $125.8 million Canadian ($103.3 million U.S.), including related accrued interest receivable on the note and letter of credit of $45.4 million Canadian ($37.3 million U.S.). A group of banks (the bank syndicate) has provided first mortgage construction financing to the Partnership totaling $119.5 million Canadian ($98.1 million U.S.) as of December 31, 2008 and our mortgage is subordinate to the bank syndicate’s first mortgage.
During May of 2008, the Partnership exercised its option to extend by six months the 25% principal payment and all accrued interest to date that was due on May 31, 2008 to November 30, 2008. Additionally, in conjunction with the extension of the first mortgage by the bank syndicate to February 27, 2009, we agreed to extend the 25% principal payment due plus all accrued interest to date to March 2, 2009. Management of the Partnership is actively seeking to refinance the first mortgage which is expected to total approximately $119.5 million Canadian on its due date of February 27, 2009. A refinancing of the first mortgage triggers all amounts due under our mortgage as well as certain ownership conversion rights. We anticipate that the proceeds from the refinancing will be inadequate to take out both the existing first mortgage and our mortgage. As a result, we are negotiating a restructuring of the Partnership wherein we would become the sole owner of the general partnership interest. Under this scenario, we would expect our mortgage note receivable to remain in place and be further extended. Alternatively, if a restructuring of the Partnership or a refinancing cannot be successfully executed, the property will likely go into foreclosure and we could become the owner of the property or be paid in full. In either a restructuring as described above or a foreclosure in which we become the owner of the property, we would expect to consolidate the financial results of the property subsequent to the restructuring.
As indicated above, the carrying value of our mortgage note receivable including all accrued interest at December 31, 2008 was $125.8 million Canadian and the balance of the first mortgage was $119.5 million Canadian. We project our mortgage note receivable balance including accrued interest will be approximately $128.9 million Canadian and the first mortgage balance will remain at approximately $119.5 million Canadian at February 27, 2009, for a total of approximately $248.4 million Canadian. All other debt and equity amounts are subordinate to the existing first and our second mortgage. The real estate component of the project was 87% leased and the signage component was 43% leased at January 31, 2009. Management determined the fair market value of the project to be $277.0 million Canadian, taking into account an independent appraisal dated January 31, 2009. Furthermore, while there can be no assurance regarding the success of the first mortgage refinancing or its timing, based on preliminary negotiations, we currently project the new first mortgage will provide proceeds of $100 million to $130 million Canadian.
On August 20, 2008, we provided a secured first mortgage loan commitment of $225.0 million to Concord Resorts, LLC related to a planned resort development in Sullivan County, New York. The total project is expected to consist of a casino complex and a 1,580 acre resort complex. The resort complex is expected to consist of a 125-room spa hotel, a 350-room waterpark style hotel, a convention center and support facilities, a waterpark, two golf courses, and a retail and residential development. Our investment is secured by a first mortgage on the resort complex real estate.

We have certain rights to convert our mortgage interest into fee ownership as the project is further developed. The loan is guaranteed by Louis R. Cappelli and has a maturity date of September 10, 2010 with 105% of the outstanding principal balance due at payoff. This note requires a debt service reserve to be maintained that was initially funded during August of 2008 with $4 million from the initial advances. An additional $21 million is anticipated to be funded to the debt service reserve with the Company’s next expected advance. Monthly interest only payments are transferred to us from the debt service reserve and the unpaid principal balance bears interest at 9.0% until the first anniversary of the loan, on which the interest rate increases to 11.0% for the remaining term. We charge a commitment fee equal to 3% of the amount advanced. During the year ended December 31, 2008, we advanced $133.2 million under this agreement. The commitment fees, interest payments and 5% additional principal payment, net of direct cost incurred, are recognized as interest income using the effective interest method over the term of the loan (weighted average effective interest rate was 13.9% at December 31, 2008). Accordingly, the net carrying value of this mortgage note receivable at December 31, 2008 was $134.2 million, including related accrued interest receivable of $1.0 million. In conjunction with the investment in Concord Resorts, LLC, we obtained a secured mortgage loan commitment in the amount of $112.5 million as described above.
During the year-ended December 31, 2008, we completed the development of one megaplex theater property. The Glendora 12 in Glendora, California is operated by AMC Theatres and was completed for a total development cost of approximately $10.9 million. The theatre is leased under a long-term triple-net lease.
Sale of Property
On June 23, 2008, we sold a parcel of land in Powder Springs, Georgia for $1.1 million. The land parcel was previously leased under a ground lease. Accordingly, we recognized a gain on sale of real estate of $0.1 million for the year ended December 31, 2008. For further detail on this disposition, see Note 19 to the consolidated financial statements in this Annual Report on Form 10-K.
Derivative Instruments
As further discussed in Note 10 to the consolidated financial statements in this Annual Report on
Form 10-K, on March 13, 2008, we entered into two interest rate swap agreements. These agreements fixed the interest rates of $9.5 million in term loans at a weighted average of 5.77%. Additionally, in September 2008, we entered into five interest rate swap agreements. These agreements fixed the interest rates of $83.1 million in term loans at a weighted average of 5.16%.
Results of Operations
Year ended December 31, 2008 compared to year ended December 31, 2007
Rental revenue was $202.6 million for the year ended December 31, 2008 compared to $185.9 million for the year ended December 31, 2007. The $16.7 million increase resulted primarily from the acquisitions and developments completed in 2007 and 2008 and base rent increases on existing properties. Percentage rents of $1.7 million and $2.1 million were recognized during the year ended December 31, 2008 and 2007, respectively. The $0.4 million decrease in percentage rents resulted primarily from minimum rent escalations for certain properties which in turn increased the break point in revenue after which percentage rent is due. Straight-line rents of $3.9 million and $4.5 million were recognized during the year ended December 31, 2008 and 2007, respectively.

Tenant reimbursements totaled $20.9 million for the year ended December 31, 2008 compared to $18.5 million for the year ended December 31, 2007. These tenant reimbursements arise from the operations of our retail centers. Of the $2.4 million increase, $1.6 million is due to our May 8, 2007 acquisition of a 66.67% interest in the joint ventures that own an entertainment retail center in White Plains, New York. The remaining increase is due to increases in tenant reimbursements, primarily driven by the expansion and leasing of the gross leasable area at our retail centers in Ontario, Canada.
Other income was $2.2 million for the year ended December 31, 2008 compared to $2.4 million for the year ended December 31, 2007. The decrease of $0.2 million is primarily due to a decrease in income from a family bowling center in Westminster, Colorado operated through a wholly-owned taxable REIT subsidiary.
Mortgage and other financing income for the year ended December 31, 2008 was $60.4 million compared to $28.8 million for the year ended December 31, 2007. The $31.6 million increase relates to the increased real estate lending activities during 2008 compared to 2007 and our investment in a direct financing lease as discussed in Note 5 to the consolidated financial statements in this Annual Report on Form 10-K.
Our property operating expense totaled $26.8 million for the year ended December 31, 2008 compared to $23.0 million for the year ended December 31, 2007. These property operating expenses arise from the operations of our retail centers. The increase of $3.8 million is primarily due to an increase of $2.7 million in property operating expense related to our May 8, 2007 acquisition of a 66.67% interest in the joint ventures that own an entertainment retail center in White Plains, New York as well as increases in property operating expenses at other our retail centers, primarily those in Ontario, Canada. The provision for bad debts, included in property operating expense, increased by $0.8 million to $2.0 million for the year ended December 31, 2008.
Other expense totaled $2.1 million for the year ended December 31, 2008 compared to $4.2 million for the year ended December 31, 2007. Of the $2.1 million decrease, $1.7 million is due to less expense recognized upon settlement of foreign currency forward contracts during the year ended December 31, 2008 compared to the year ended December 31, 2007. The remaining decrease of $0.4 is due to a decrease in expense from a family bowling center in Westminster, Colorado operated through a wholly-owned taxable REIT subsidiary.
Our general and administrative expense totaled $16.9 million for the year ended December 31, 2008 compared to $13.0 million for the year ended December 31, 2007. The increase of $3.9 million is due primarily to increases in payroll and related expenses attributable to increases in base and incentive compensation, additional employees and amortization resulting from grants of nonvested shares to management, an increase in professional fees and an increase in costs associated with terminated transactions. Costs associated with terminated transactions increased $1.4 million to a total of $1.6 million for the year ended December 31, 2008.
Our net interest expense increased by $10.5 million to $71.0 million for the year ended December 31, 2008 from $60.5 million for the year ended December 31, 2007. Approximately $2.3 million of the increase resulted from the acquisition of a 66.67% interest in the joint ventures that own an entertainment retail center in White Plains, New York that had outstanding mortgage debt of $119.7 million as of the May 8, 2007 acquisition date. The remainder of the increase resulted from increases in long-term debt used to finance our real estate acquisitions and fund our mortgage notes receivable.
Depreciation and amortization expense totaled $43.8 million for the year ended December 31, 2008 compared to $37.4 million for the year ended December 31, 2007. The $6.4 million increase resulted primarily from real estate acquisitions completed in 2007 and 2008.
Equity in income from joint ventures totaled $2.0 million for the year ended December 31, 2008 compared to $1.6 million for the year ended December 31, 2007. The $0.4 million increase resulted from the Company’s investment in a 50% ownership interest of CS Fund I on October 30, 2007. We acquired the remaining 50% ownership of CS Fund I on April 2, 2008 as discussed in Note 5 to the consolidated financial statements in this Annual Report on Form 10-K.
Minority interest totaled $2.4 million for the year ended December 31, 2008 compared to $1.4 million for the year ended December 31, 2007. Minority interest income resulted from the consolidation of a VIE in which our only variable interest is debt and the VIE has sufficient equity to cover its cumulative net losses incurred subsequent to our loan transaction. Additionally, there was $0.3 million and $0.1 million in minority interest expense for year ended December 31, 2008 and 2007, respectively, due to our VinREIT operations.
Loss from discontinued operations totaled $0.03 million for the year ended December 31, 2008 compared to income from discontinued operations of $0.84 million for the year ended December 31, 2007. The $0.87 million decrease is due primarily to the recognition of $0.7 million in development fees in 2007 related to a parcel adjacent to our megaplex theatre in Pompano, Florida. The development rights, along with two income-producing tenancies, were sold to a developer group in June of 2007.
The gain on sale of real estate from discontinued operations of $0.1 million for the year ended December 31, 2008 was due to the sale of a land parcel in Powder Springs, Georgia in June of 2008. The gain on sale of real estate from discontinued operations of $3.2 million for the year ended December 31, 2007 was due to the sale of a parcel that included two leased properties adjacent to our megaplex theatre in Pompano, Florida.
Preferred dividend requirements for the year ended December 31, 2008 were $28.3 million compared to $21.3 million for the same period in 2007. The $7.0 million increase is due to the issuance of 3.5 million Series E convertible preferred shares in April of 2008 and the issuance of 4.6 million Series D preferred shares in May of 2007. This was partially offset by the redemption of 2.3 million Series A preferred shares in May of 2007. The Series A preferred share redemption costs of $2.1 million for the year ended December 31, 2007 was due to the redemption of the Series A preferred shares on May 29, 2007 and primarily consists of a noncash charge for the excess of the redemption value over the carrying value of these shares. There was no such expense incurred during the year ended December 31, 2008.
Year ended December 31, 2007 compared to year ended December 31, 2006
Rental revenue was $185.9 million for the year ended December 31, 2007 compared to $167.2 million for the year ended December 31, 2006. The $18.7 million increase resulted primarily from the acquisitions and developments completed in 2006 and 2007 and base rent increases on existing properties, partially offset by the recognition of a lease termination fee of $4.0 million from our theatre in Hialeah, Florida during the year ended December 31, 2006. Percentage rents of $2.1 million and $1.6 million were recognized during the year ended December 31, 2007 and 2006, respectively. Straight-line rents of $4.5 million and $3.9 million were recognized during the year ended December 31, 2007 and 2006, respectively.
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
Our property operating expense totaled $23.0 million for the year ended December 31, 2007 compared to $18.8 million for the year ended December 31, 2006. These property operating expenses arise from the operations of our retail centers. The increase of $4.2 million is primarily due to $3.2 million in property operating expense related to our May 8, 2007 acquisition of a 66.67% interest in the joint ventures that own an entertainment retail center in White Plains, New York. Additionally, bad debt expense increased by $0.4 million during 2007 and the property operating expenses at our Ontario, Canada retail centers increased by $0.6 million during 2007 primarily due to increases in property taxes.
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
Our general and administrative expense totaled $13.0 million for the year ended December 31, 2007 compared to $12.5 million for the year ended December 31, 2006. The increase of $0.5 million is due primarily increases in payroll and related expenses attributable to increases in base and incentive compensation, additional employees and amortization resulting from grants of nonvested shares to management, as well as increases in franchise taxes and professional fees. Partially offsetting this increase is $1.7 million in expense during the year ended December 31, 2006 related to nonvested share awards from prior years. Additionally, during the year ended December 31, 2006, we recognized expense of $1.4 million related to the retirement of one of our executives.

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
Income from discontinued operations totaled $0.8 million for the year ended December 31, 2007 compared to $0.7 million for the year ended December 31, 2006. The $0.1 million increase is due to the recognition of $0.7 million in development fees in 2007 related to a parcel adjacent to our megaplex theatre in Pompano, Florida. The development rights, along with two income-producing tenancies, were sold to a developer group in June of 2007. This increase was partially offset by a $0.4 million gain for the year ended December 31, 2006 resulting from an insurance claim related to the sold property. As a result of the hurricane events of October 2005, one non triple-net retail property in Pompano Beach, Florida suffered significant damage to its roof. The insurance company reimbursed us for the replacement of the roof less our deductible in January 2006.
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
Liquidity and Capital Resources
Cash and cash equivalents were $50.1 million at December 31, 2008. In addition, we had restricted cash of $10.4 million at December 31, 2008. Of the restricted cash at December 31, 2008, $3.9 million relates to cash held for our borrowers’ debt service reserves for mortgage notes receivable and the balance represents deposits required in connection with debt service, payment of real estate taxes and capital improvements.
Mortgage Debt and Credit Facilities
As of December 31, 2008, we had total debt outstanding of $1.3 billion. As of December 31, 2008, $1.1 billion of debt outstanding was fixed rate mortgage debt secured by a substantial portion of our rental properties and mortgage notes receivable, with a weighted average interest rate of approximately 5.9%. This $1.1 billion of fixed rate mortgage debt includes $206.1 million of LIBOR based debt that has been converted to fixed rate with interest rate swaps as further described below. All of our debt is described in Note 9 to the consolidated financial statements in this Annual Report on Form 10-K.
At December 31, 2008, we had $149.0 million in debt outstanding under our $235.0 million unsecured revolving credit facility, with interest at a floating rate. The unsecured revolving credit facility has been extended for one year and now expires in January of 2010. The amount that we are able to borrow on our unsecured revolving credit facility is a function of the values and advance rates, as defined by the credit agreement, assigned to the assets included in the borrowing base less outstanding letters of credit and less other liabilities, excluding our $118.8 million term loan, that are recourse obligations of the Company. As of December 31, 2008, our total availability under the unsecured revolving credit facility was $78.4 million.
Through December 31, 2008, VinREIT, a subsidiary that holds our vineyard and winery assets, had drawn eight term loans aggregating $92.7 million in initial principal under our $160.0 million credit facility. These term loans have maturities ranging from December 1, 2017 to June 5, 2018, are 30% recourse to us and have stated interest rates of LIBOR plus 175 basis points on loans secured by real property and LIBOR plus 200 basis points on loans secured by fixtures and equipment. We entered into seven interest rate swaps during the year that fixed the interest rates on the outstanding loans at a weighted average rate of 5.2%. Term loans can be drawn through September 26, 2010 under the credit facility. The credit facility provides for an aggregate advance rate of 65% based on the lesser of cost or appraised value. At December 31, 2008, the term loans outstanding under the credit facility had an aggregate balance of $92.1 million and approximately $67.3 million of the facility remains available. The credit facility also contains an accordion feature, whereby, subject to lender approval, we may obtain additional term loan commitments in an aggregate principal amount not to exceed $140.0 million.
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
Certain of our long-term debt agreement contain customary restrictive covenants related to financial and operating performance. At December 31, 2008, we were in compliance with all restrictive covenants.
Liquidity Requirements
Short-term liquidity requirements consist primarily of normal recurring corporate operating expenses, debt service requirements and distributions to shareholders. We meet these requirements primarily through cash provided by operating activities. Net cash provided by operating activities was $146.3 million, $131.6 million and $106.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. Net cash used in investing activities was $492.0 million, $420.6 million and $162.0 million for the years ended December 31, 2008, 2007 and 2006, respectively. Net cash provided by financing activities was $381.2 million, $294.3 million and $58.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.
Long-term liquidity requirements at December 31, 2008 consisted primarily of maturities of long-term debt. Contractual obligations as of December 31, 2008 are as follows (in thousands):

	Year ended December 31,
Contractual Obligations	2009	2010		2011		2012	2013	Thereafter	Total

Long Term Debt Obligations	$24,630	344,060	(1)	142,195	(2)	92,080	127,151	532,252	1,262,368

Interest on Long Term Debt Obligations	68,795	61,108		51,494		43,335	33,595	71,706	330,033

Operating Lease Obligations	322	—		—		—	—	—	322

Total	$93,747	405,168		193,689		135,415	160,746	603,958	1,592,723

(1)	In addition to the maturity of our unsecured revolving facility and recurring principal payments, this amount includes $56.25 million in debt maturing in September 2010 related to the planned resort development in Sullivan County, New York and $113.5 million in debt maturing in October 2010 secured by our entertainment retail center in White Plains, New York. The $113.5 million related to White Plains is extendable for two to four years based on meeting certain conditions including a minimum net operating income threshold.

(2)	In addition to recurring principal payments, this amount includes $115.2 million of maturing debt secured by one theatre and one ski resort as well as five mortgage notes receivable. This debt is extendable at the company’s option until October 26, 2012.
We have also posted $7.6 million of irrevocable stand-by letters of credit related to the Toronto Life Square project as further described in Note 4 to the consolidated financial statements in this Annual Report on Form 10-K.

Additionally, our unconsolidated joint ventures, Atlantic EPR-I and Atlantic EPR-II, have mortgage notes payable at December 31, 2008 of $15.4 million and $13.3 million which mature in May 2010 and September 2013, respectively.
Commitments
As of December 31, 2008, we had one winemaking and storage facility project under development for which we have agreed to finance the development costs. Through December 31, 2008, we have invested approximately $3.7 million in this project for the purchase of land and development in Sonoma County, California, and have commitments to fund approximately $4.8 million of additional improvements. Development costs are advanced by using periodic draws. If we determine that construction is not being completed in accordance with the terms of the development agreement, we can discontinue funding construction draws. We have agreed to lease the facility to the operator at pre-determined rates.
We held a 50% ownership interest in Suffolk Retail LLC (Suffolk) which is developing additional retail square footage adjacent to one of our megaplex theatres in Suffolk, Virginia. Our joint venture partner is the developer of the project and Suffolk has paid the developer a development fee of $1.2 million and has no commitment to pay additional development fees. Additionally, as of December 31, 2008, Suffolk has commitments to fund approximately $4.6 million in additional improvements for this development.
On October 31, 2007, we entered into a guarantee agreement for $22.0 million. This guarantee is for economic development revenue bonds with a total principal amount of $22.0 million, maturing on October 31, 2037. The bonds were issued by Southern Theatres for the purpose of financing the development and construction of three megaplex theatres in Louisiana. We earn an annual fee of 1.75% on the outstanding principal amount of the bonds and the fee is paid by Southern Theatres monthly. We evaluated this guarantee in connection with the provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). Based on certain criteria, FIN 45 requires a guarantor to record an asset and a liability for a guarantee at inception. Accordingly, we have recorded approximately $4.0 million as a deferred asset included in accounts receivable and approximately $4.0 million in other liabilities in the accompanying consolidated balance sheets as of December 31, 2008 and 2007.
We have certain commitments related to our mortgage note investments that we may be required to fund in the future. We are generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of our direct control. As of December 31, 2008, we had four mortgage notes receivable with commitments totaling approximately $140.3 million. If such commitments are funded in the future, interest will be charged at rates consistent with the existing investments.
Liquidity Analysis
In our analyzing our liquidity, we generally expect each year that our cash provided by operating activities will meet our normal recurring operating expenses, recurring debt service requirements and distributions to shareholders.
We have no debt maturities in 2009 and our cash commitments as of December 31, 2008 described above include additional amounts expected to be funded in 2009 for the winemaking and storage facility and Suffolk developments of $4.8 million and $4.6 million, respectively, and additional commitments under various mortgage notes receivable totaling $140.3 million. Of the $140.3 million related to mortgage commitments, approximately $108.0 million is expected to be funded in 2009. In addition to these commitments, as discussed above we may fund the refinancing shortfall, if any, related to the Toronto Life Square project which is expected to be approximately $0 to $20 million Canadian (approximately $0 to $16 million U.S. using exchange rates at December 31, 2008).
Our sources of liquidity for 2009 to pay the above commitments and the refinancing shortfall for Toronto Life Square (if any) include the remaining amount available under our revolving credit facility of $78.4 million at December 31, 2008, unrestricted cash on hand at December 31, 2008 of $50.1 million and the remaining loan commitment of $56.25 million expected to be funded on the resort development (our commitment is contingent on receiving these funds). In addition, in January and February 2009, we issued common shares for net proceeds of $44.3 million. We also expect to obtain approximately $4 million to $30 million in additional loan proceeds in 2009 under our vineyard and winery facility related to previously acquired properties and equipment. Accordingly, it is expected that sources of cash will significantly exceed our expected uses of cash in 2009.
In looking at liquidity requirements beyond 2009, our first debt maturity is our revolving credit facility in January 2010. We have begun discussions to refinance this facility and expect to have a new facility in place in 2009. While we are planning to have significantly less than the maximum amount drawn on our current facility at the time of the refinancing, there is no assurance that we will be able maintain the same level of capacity as the current facility, or that we will be able to successfully refinance the amount then outstanding. If there is a shortfall in proceeds from the refinancing, we would need to have another source of capital in place to satisfy the difference. Other such sources of capital available to us primarily include further equity issuances, securing other debt (such as on unpledged assets), sales of properties, collection or sales of mortgage or other notes receivable, and reducing our dividends paid in cash (subject to maintaining our qualification as a REIT).
Similarly, we believe that we will be able to repay, extend or refinance our other debt obligations for 2010 and thereafter as the debt comes due, and that we will be able to fund our remaining commitments as necessary. However, there can be no assurance that additional financing or capital will be available, or that terms will be acceptable or advantageous to us.
Our primary use of cash after paying operating expenses, debt service, distributions to shareholders and funding existing commitments is in growing our investment portfolio through the acquisition, development and financing of additional properties. We expect to finance these investments with borrowings under our unsecured revolving credit facility, as well as long-term debt and equity financing alternatives. The availability and terms of any such financing will depend upon market and other conditions. If we borrow the maximum amount available under our unsecured revolving credit facility, there can be no assurance that we will be able to obtain additional investment financing (See “Risk Factors”).
Off Balance Sheet Arrangements
At December 31, 2008, we had a 21.7% and 21.9% investment interest in two unconsolidated real estate joint ventures, Atlantic-EPR I and Atlantic-EPR II, respectively, which are accounted for under the equity method of accounting. We do not anticipate any material impact on our liquidity as a result of any commitments that may arise involving those joint ventures. We recognized income of $538, $491 and $464 (in thousands) from our investment in the Atlantic-EPR I joint venture during 2008, 2007 and 2006, respectively. We recognized income of $324, $301 and $295 (in thousands) from our investment in the Atlantic-EPR II joint venture during 2008, 2007 and 2006, respectively. The joint ventures have two mortgage notes payable each secured by a megaplex theatre. The notes held by Atlantic EPR-I and Atlantic EPR-II total $15.4 million and $13.3 million, respectively, at December 31, 2008, and mature in May 2010 and September 2013, respectively. Condensed financial information for Atlantic-EPR I and Atlantic-EPR II joint ventures is included in Note 6 to the consolidated financial statements included in this Annual Report on Form 10-K.
The joint venture agreements for Atlantic-EPR I and Atlantic-EPR II allow our partner, Atlantic of Hamburg, Germany (Atlantic), to exchange up to a maximum of 10% of its ownership interest per year in each of the joint ventures for common shares of the Company or, at our discretion, the cash value of those shares as defined in each of the joint venture agreements. Atlantic gave us notice during the years ended December 31, 2007 and 2008 that they wanted to exchange a portion of their ownership in Atlantic-EPR I and Atlantic-EPR II. During 2008, we paid Atlantic cash of $133 and $79 (in thousands) in exchange for additional ownership of 0.7%, for Atlantic-EPR I and Atlantic-EPR II, respectively. In January of 2009, we paid Atlantic cash of $105 (in thousands) in exchange for additional ownership of 0.7% for Atlantic-EPR I. These exchanges did not impact total partners’ equity in either Atlantic-EPR I or Atlantic-EPR II.
Capital Structure and Coverage Ratios
We believe that our shareholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest, fixed charge and debt service coverage ratios. We expect to maintain our leverage ratio (i.e. total-long term debt of the Company as a percentage of shareholders’ equity plus total liabilities) below 50%. However, the timing and size of our equity offerings may cause us to temporarily operate over this threshold. At December 31, 2008, our leverage ratio was 48%. Our long-term debt as a percentage of our total market capitalization at December 31, 2008 was also 48%; however, we do not manage to a ratio based on total market capitalization due to the inherent variability that is driven by changes in the market price of our common shares. We calculate our total market capitalization of $2.7 billion by aggregating the following at December 31, 2008:
•	Common shares outstanding of 32,874,097 multiplied by the last reported sales price of our common shares on the NYSE of $29.80 per share, or $980 million;

•	Aggregate liquidation value of our Series B preferred shares of $80 million;

•	Aggregate liquidation value of our Series C preferred shares of $135 million;

•	Aggregate liquidation value of our Series D preferred shares of $115 million;

•	Aggregate liquidation value of our Series E preferred shares of $86 million and

•	Total long-term debt of $1.3 billion
Our interest coverage ratio for the years ended December 31, 2008, 2007 and 2006 was 3.3 times, 3.2 times, and 3.3 times, respectively. Interest coverage is calculated as the interest coverage amount (as calculated in the following table) divided by interest expense, gross (as calculated in the following table). We consider the interest coverage ratio to be an appropriate supplemental measure of a company’s ability to meet its interest expense obligations. Our calculation of the interest coverage ratio may be different from the calculation used by other companies, and therefore, comparability may be limited. This information should not be considered as an alternative to any Generally Accepted Accounting Principles (GAAP) liquidity measures. The following table shows the calculation of our interest coverage ratios (unaudited, dollars in thousands):

	Year Ended December 31,
	2008	2007	2006

Net income	$129,976	104,664	82,289
Interest expense, gross	72,658	61,376	49,092
Interest cost capitalized	(797)	(494)	(100)
Minority interests	(2,353)	(1,370)	—
Depreciation and amortization	43,829	37,422	31,021
Share-based compensation expense to management and trustees	3,965	3,249	4,869
Gain on sale of land	—	(129)	(345)
Costs associated with loan refinancing	—	—	673
Straight-line rental revenue	(3,851)	(4,497)	(3,925)
Gain on sale of real estate from discontinued operations	(119)	(3,240)	—
Depreciation and amortization of discontinued operations	—	58	134

Interest coverage amount	$243,308	197,039	163,708

Interest expense, net	$70,951	60,505	48,866
Interest income	910	377	126
Interest cost capitalized	797	494	100

Interest expense, gross	$72,658	61,376	49,092

Interest coverage ratio	3.3	3.2	3.3

The interest coverage amount per the above table is a non-GAAP financial measure and should not be considered an alternative to any GAAP liquidity measures. It is most directly comparable to the GAAP liquidity measure, “Net cash provided by operating activities,” and is not directly comparable to the GAAP liquidity measures, “Net cash used in investing activities” and “Net cash provided by financing activities.” The interest coverage amount can be reconciled to “Net cash provided by operating activities” per the consolidated statements of cash flows included in this Annual Report on Form 10-K as follows (unaudited, dollars in thousands):

	Year Ended December 31,
	2008	2007	2006

Net cash provided by operating activities	$146,256	131,590	106,436

Equity in income from joint ventures	1,962	1,583	759
Distributions from joint ventures	(2,262)	(1,239)	(874)
Amortization of deferred financing costs	(3,290)	(2,905)	(2,713)
Increase in mortgage notes accrued interest receivable	20,519	14,921	8,861
Increase in accounts and notes receivable	3,832	4,642	5,404
Increase in direct financing lease receivable	2,285	—	—
Increase in other assets	1,614	2,366	3,122
Decrease (increase) in accounts payable and accrued liabilities	2,534	(5,923)	(2,635)
Decrease (increase) in unearned rents	1,848	(4,381)	281
Straight-line rental revenue	(3,851)	(4,497)	(3,925)
Interest expense, gross	72,658	61,376	49,092
Interest cost capitalized	(797)	(494)	(100)

Interest coverage amount	$243,308	197,039	163,708

Our fixed charge coverage ratio for each of the years ended December 31, 2008 and 2007 was 2.4 times and for the year ended December 31, 2006 was 2.7 times. The fixed charge coverage ratio is calculated in exactly the same manner as the interest coverage ratio, except that preferred share dividends are also added to the denominator. We consider the fixed charge coverage ratio to be an appropriate supplemental measure of a company’s ability to make its interest and preferred share dividend payments. Our calculation of the fixed charge coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures. The following table shows the calculation of our fixed charge coverage ratios (unaudited, dollars in thousands):

	Year Ended December 31,
	2008	2007	2006

Interest coverage amount	$243,308	197,039	163,708

Interest expense, gross	72,658	61,376	49,092
Preferred share dividends	28,266	21,312	11,857

Fixed charges	$100,924	82,688	60,949

Fixed charge coverage ratio	2.4	2.4	2.7

Our debt service coverage ratio for each of the years ended December 31, 2008 and 2007 was 2.5 times and for the year ended December 31, 2006 was 2.6 times. The debt service coverage ratio is calculated in exactly the same manner as the interest coverage ratio, except that recurring principal payments are also added to the denominator. We consider the debt service coverage ratio to be an appropriate supplemental measure of a company’s ability to make its debt service payments. Our calculation of the debt service coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures. The following table shows the calculation of our debt service coverage ratios (unaudited, dollars in thousands):

	Year Ended December 31,
	2008	2007	2006

Interest coverage amount	$243,308	197,039	163,708

Interest expense, gross	72,658	61,376	49,092
Recurring principal payments	23,331	18,257	14,810

Debt service	$95,989	79,633	63,902

Debt service coverage ratio	2.5	2.5	2.6

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
The additional 1.9 million common shares that would result from the conversion of our 5.75% Series C cumulative convertible preferred shares and the additional 1.6 million common shares that would result from the conversion of our 9.00% Series E cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted earnings per share for the years ended December 31, 2008 and 2007 because the effect is anti-dilutive. However, because a conversion of the 5.75% Series C cumulative convertible preferred shares would be dilutive to FFO per share for the years ended December 31, 2008 and 2007, these adjustments have been made in the calculation of diluted FFO per share for these periods.

The following table summarizes our FFO, FFO per share and certain other financial information for the years ended December 31, 2008, 2007 and 2006 (in thousands, except per share information):

	Year ended December 31,
	2008	2007	2006
Net income available to common shareholders	$101,710	$81,251	70,432
Subtract: Gain on sale of real estate from discontinued operations	—	(3,240)	—
Subtract: Minority interest	(2,630)	(1,436)	—
Add: Real estate depreciation and amortization	43,051	36,758	30,349
Add: Allocated share of joint venture depreciation	510	387	244

FFO available to common shareholders	142,641	113,720	101,025

FFO available to common shareholders	$142,641	$113,720	101,025
Add: Preferred dividends for Series C	7,763	7,763	—

Diluted FFO available to common shareholders	150,404	121,483	101,025

FFO per common share:
Basic	$4.66	4.26	3.86
Diluted	4.57	4.18	3.79

Shares used for computation (in thousands):
Basic	30,628	26,690	26,147
Diluted	32,923	29,069	26,627

Weighted average shares outstanding — diluted EPS	31,006	27,171	26,627
Effect of dilutive Series C preferred shares	1,917	1,898	—

Adjusted weighted average shares outstanding — diluted	32,923	29,069	26,627

Other financial information:
Straight-lined rental revenue	$3,851	4,497	3,925
Dividends per common share	$3.36	3.04	2.75
FFO payout ratio*	74%	73%	73%

*	FFO payout ratio is calculated by dividing dividends per common share by FFO per diluted common share.
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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, An Amendment of ARB 51” (SFAS No. 160). SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests. It requires that noncontrolling interests, sometimes referred to as minority interests, be reported as a separate component of equity in the consolidated financial statements. Additionally, it requires net income and comprehensive income to be displayed for both controlling and noncontrolling interests. SFAS No. 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. SFAS No. 160 will be applied prospectively to all noncontrolling interests, even those that occurred prior to the effective date. The Company adopted SFAS No. 160 in the first quarter of 2009 and the adoption did not have a material impact on its financial position or results of operations.
Additionally, in December 2007, FASB Statement of Financial Accounting Standards No. 141, “Business Combinations” was revised by the FASB Statement No. 141R (SFAS No. 141R). SFAS No. 141R requires most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” as of the acquisition date. SFAS 141R also establishes disclosure requirements designed to enable the users of the financial statements to assess the effect of a business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. SFAS No. 141R will be applied to business combinations occurring after the effective date. The Company adopted SFAS No. 141R in the first quarter of 2009 and the initial adoption did not have a material impact on its financial position or results of operations.
In February 2008, the FASB adopted FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” which allows for a one-year deferral of fair value measurement requirements for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. The Company has adopted SFAS No. 157 for nonfinancial assets in the first quarter of 2009 and does not expect it to have a material impact on its financial position or results of operations.
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161). SFAS No. 161 amends and expands SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 161 requires companies with derivative instruments to disclose their fair value and their gains and losses in tabular format and information about credit-risk related features in derivative agreements, counterparty credit risk and objectives and strategies for using derivative instruments. The new statement will be applied prospectively for periods beginning after November 15, 2008. The Company adopted SFAS No. 161 in the first quarter of 2009.
In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (FSP EITF 03-6-1). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The Company is required to adopt FSP EITF 03-6-1 in the first quarter of

2009. The Company does not expect the adoption of FST EITF 03-6-1 will have a material impact on our calculation of basic and diluted earnings per share.
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
Our leases and mortgage notes receivable also generally provide for escalation in base rents or interest in the event of increases in the Consumer Price Index, with generally a limit of 2% per annum, or fixed periodic increases. Alternatively, during deflationary periods, our leases and mortgage notes receivable with escalations in base rents or interest dependent on increases in the Consumer Price Index may be adversely affected.
Our leases are generally triple-net leases requiring the tenants to pay substantially all expenses associated with the operation of the properties, thereby minimizing our exposure to increases in costs and operating expenses resulting from inflation. A portion of our megaplex theatre, retail and restaurant leases are non-triple-net leases. These leases represent approximately 25% of our total real estate square footage. To the extent any of those leases contain fixed expense reimbursement provisions or limitations, we may be subject to increases in costs resulting from inflation that are not fully passed through to tenants.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks, primarily relating to potential losses due to changes in interest rates and foreign currency exchange rates. We seek to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new long-term fixed rate borrowings whenever possible. We also have a $235 million unsecured revolving credit facility with $149 million outstanding as of December 31, 2008, a $160.0 million term loan facility with $92.1 million outstanding as of December 31, 2008, a $10.7 million bond, a $56.25 million term loan and a $118.8 million term loan, all of which bear interest at a floating rate. As further described in Note 10 to the consolidated financial statements in this Annual Report on Form 10-K, the $92.1 million of term loans are LIBOR based debt that has been converted to a fixed rate with seven interest rate swaps and the $118.8 million term loan includes $114.0 million of LIBOR based debt that has been converted to a fixed rate with two interest rate swaps.
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
The fair value of our debt as of December 31, 2008 and 2007 is estimated by discounting the future cash flows of each instrument using current market rates including current market spreads.
The following table presents the principal amounts, weighted average interest rates, and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes as of December 31 (including the impact of the two interest rate swap agreements described below):
Expected Maturities (in millions)

								Estimated
	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
December 31, 2008:
Fixed rate debt	$23.4	137.6	139.8	92.1	127.2	521.6	1,041.7	1,044.0
Average interest rate	6.0%	5.7%	5.9%	6.5%	5.7%	5.9%	5.9%	5.8%
Variable rate debt	$1.2	206.5	2.4	—	—	10.6	220.7	210.8
Average interest rate (as of December 31, 2008)	4.7%	4.0%	4.7%	—	—	1.9%	3.9%	5.6%

								Estimated
	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
December 31, 2007:
Fixed rate debt	$111.3	21.6	135.6	137.7	89.9	568.6	1,064.7	1,068.2
Average interest rate	6.7%	6.1%	5.7%	5.9%	6.5%	5.7%	6.0%	5.9%
Variable rate debt	$1.2	1.2	1.2	2.4	—	10.6	16.6	16.6
Average interest rate (as of December 31, 2007)	6.6%	6.6%	6.6%	6.6%	—	3.4%	4.6%	4.6%
On November 26, 2007, we entered into two interest rate swap agreements to fix the interest rate on $114.0 million of the outstanding term loan. These agreements each have outstanding notional amounts of $57.0 million, a termination date of October 26, 2012 and a fixed rate of 5.81%.
On March 13, 2008, we entered into two interest rate swap agreements to fix the interest rates on the two initial outstanding term loans described in Note 9 to the consolidated financial statements in this Annual Report on Form 10-K with an aggregate notional amount of $9.5 million. At December 31, 2008, these agreements have outstanding notional amounts of $4.6 million and $4.8 million, termination dates of December 1, 2017 and March 5, 2018 and fixed rates of 5.76% and 5.78%, respectively.
In September 2008, we entered into five interest rate swap agreements to fix the interest rates on the remaining outstanding term loans described in Note 9 to the consolidated financial statements in this Annual Report on Form 10-K with an aggregate notional amount of $83.1 million. At December 31, 2008, four of these agreements have aggregate outstanding notional amounts of $74.7 million, a termination date of October 7, 2013 and fixed rates of 5.11%. The remaining agreement has an outstanding notional amount of $8.0 million at December 31, 2008, a termination date of December 1, 2017 and a fixed rate of 5.63%.
We financed the acquisition of our four Canadian properties with non-recourse fixed rate mortgage loans from a Canadian lender in the original aggregate principal amount of approximately U.S. $97 million. The loans were made and are payable by us in Canadian dollars (CAD), and the rents received from tenants of the properties are payable in CAD. We have also provided a secured mortgage construction loan totaling CAD $90.0 million. The loan and the related interest income is payable to us in CAD.
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
We have not yet hedged any of our net investment in the CAD denominated mortgage receivable or its expected CAD denominated interest income due to the mortgage note’s maturity in 2009 and our expectation to transfer into an ownership position at that time.
See Note 10 to the consolidated financial statements in this Annual Report on Form 10-K for additional information on our derivative financial instruments and hedging activities.

Item 8. Financial Statements and Supplementary Data
Entertainment Properties Trust

Report of Independent Registered Public Accounting Firm
The Board of Trustees and Shareholders
Entertainment Properties Trust:
We have audited the accompanying consolidated balance sheets of Entertainment Properties Trust (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedules listed in the Index at Item 15(2). These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Entertainment Properties Trust as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
KPMG LLP
Kansas City, Missouri
February 23, 2009

ENTERTAINMENT PROPERTIES TRUST
Consolidated Balance Sheets
(Dollars in thousands except share data)

	December 31,
	2008	2007
Assets
Rental properties, net of accumulated depreciation of $214,078 and $177,607 at December 31, 2008 and 2007, respectively	$1,735,617	$1,648,621
Property under development	30,835	23,001
Mortgage notes and related accrued interest receivable	508,506	325,442
Investment in a direct financing lease, net	166,089	—
Investment in joint ventures	2,493	42,331
Cash and cash equivalents	50,082	15,170
Restricted cash	10,413	12,789
Intangible assets, net	12,400	16,528
Deferred financing costs, net	10,741	10,361
Accounts and notes receivable, net	73,312	61,193
Other assets	33,437	16,197

Total assets	$2,633,925	$2,171,633

Liabilities and Shareholders’ Equity

Liabilities:
Accounts payable and accrued liabilities	$35,665	$26,532
Common dividends payable	27,377	21,344
Preferred dividends payable	7,552	5,611
Unearned rents and interest	8,312	10,782
Long-term debt	1,262,368	1,081,264

Total liabilities	1,341,274	1,145,533

Minority interests	15,217	18,207

Shareholders’ equity:
Common Shares, $.01 par value; 50,000,000 shares authorized; and 33,734,181 and 28,878,285 shares issued at December 31, 2008 and 2007, respectively	337	289
Preferred Shares, $.01 par value; 25,000,000 shares authorized:
3,200,000 Series B shares issued at December 31, 2008 and 2007; liquidation preference of $80,000,000	32	32
5,400,000 Series C convertible shares issued at December 31, 2008 and 2007; liquidation preference of $135,000,000	54	54
4,600,000 Series D shares issued at December 31, 2008 and 2007; liquidation preference of $115,000,000	46	46
3,450,000 Series E convertible shares issued at December 31, 2008; liquidation preference of $86,250,000	35	—
Additional paid-in-capital	1,339,798	1,023,598
Treasury shares at cost: 860,084 and 793,676 common shares at December 31, 2008 and 2007, respectively	(26,357)	(22,889)
Loans to shareholders	(1,925)	(3,525)
Accumulated other comprehensive income (loss)	(6,169)	35,994
Distributions in excess of net income	(28,417)	(25,706)

Shareholders’ equity	1,277,434	1,007,893

Total liabilities and shareholders’ equity	$2,633,925	$2,171,633

See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST
Consolidated Statements of Income
(Dollars in thousands except per share data)

	Year Ended December 31,
	2008	2007	2006
Rental revenue	$202,581	$185,873	$167,168
Tenant reimbursements	20,883	18,499	14,450
Other income	2,241	2,402	3,274
Mortgage and other financing income	60,435	28,841	10,968

Total revenue	286,140	235,615	195,860

Property operating expense	26,775	23,010	18,764
Other expense	2,103	4,205	3,486
General and administrative expense	16,914	12,970	12,515
Costs associated with loan refinancing	—	—	673
Interest expense, net	70,951	60,505	48,866
Depreciation and amortization	43,829	37,422	31,021

Income before gain on sale of land, equity in income from joint ventures, minority interests and discontinued operations	125,568	97,503	80,535

Gain on sale of land	—	129	345
Equity in income from joint ventures	1,962	1,583	759
Minority interests	2,353	1,370	—

Income from continuing operations	$129,883	$100,585	$81,639
Discontinued operations:
Income (loss) from discontinued operations	(26)	839	650
Gain on sale of real estate	119	3,240	—

Net income	129,976	104,664	82,289
Preferred dividend requirements	(28,266)	(21,312)	(11,857)
Series A preferred share redemption costs	—	(2,101)	—

Net income available to common shareholders	$101,710	$81,251	$70,432

Per share data:
Basic earnings per share data:
Income from continuing operations available to common shareholders	$3.32	$2.89	$2.67
Income from discontinued operations	—	0.15	0.02

Net income available to common shareholders	$3.32	$3.04	$2.69

Diluted earnings per share data:
Income from continuing operations available to common shareholders	$3.28	$2.84	$2.62
Income from discontinued operations	—	0.15	0.03

Net income available to common shareholders	$3.28	$2.99	$2.65

Shares used for computation (in thousands):
Basic	30,628	26,690	26,147
Diluted	31,006	27,171	26,627
Dividends per common share	$3.36	$3.04	$2.75

See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST
Consolidated Statements of Changes in Shareholders’ Equity
Years Ended December 31, 2008, 2007 and 2006
(Dollars in thousands)

								Accumulated
	Common Stock		Preferred Stock		Additional			other	Distributions
					paid-in	Treasury	Loans to	comprehensive	in excess of
	Shares	Par	Shares	Par	capital	shares	shareholders	income (loss)	net income	Total
Balance at December 31, 2005	25,882	$259	5,500	$55	700,704	(14,350)	(3,525)	13,402	(30,124)	666,421
Shares issued to Trustees	4	—	—	—	161	—	—	—	—	161
Issuance of nonvested shares, including nonvested shares issued for the payment of bonuses	83	1	—	—	(1)	—	—	—	—	—
Amortization of nonvested shares	—	—	—	—	3,879	—	—	—	—	3,879
Share option expense	—	—	—	—	829	—	—	—	—	829
Foreign currency translation adjustment	—	—	—	—	—	—	—	(973)	—	(973)
Change in unrealized gain on derivatives	—	—	—	—	—	—	—	72	—	72
Net income	—	—	—	—	—	—	—	—	82,289	82,289
Purchase of 21,308 common shares for treasury	—	—	—	—	—	(919)	—	—	—	(919)
Issuances of common shares, net of costs of $1.1 million	1,168	12	—	—	47,015	—	—	—	—	47,027
Issuance of preferred shares, net of costs of $1.6 million	—	—	5,400	54	130,746	—	—	—	—	130,800
Adoption of SAB 108	—	—	—	—	—	—	—	—	7,656	7,656
Stock option exercises, net	16	—	—	—	306	(231)	—	—	—	75
Dividends to common and preferred shareholders	—	—	—	—	—	—	—	—	(84,635)	(84,635)

Balance at December 31, 2006	27,153	$272	10,900	$109	$883,639	$(15,500)	$(3,525)	$12,501	$(24,814)	$852,682
Shares issued to Trustees	6	—	—	—	354	—	—	—	—	354
Issuance of nonvested shares, including nonvested shares issued for the payment of bonuses	129	1	—	—	1,334	—	—	—	—	1,335
Amortization of nonvested shares	—	—	—	—	2,537	—	—	—	—	2,537
Share option expense	—	—	—	—	422	—	—	—	—	422
Foreign currency translation adjustment	—	—	—	—	—	—	—	30,022	—	30,022
Change in unrealized loss on derivatives	—	—	—	—	—	—	—	(6,529)	—	(6,529)
Net income	—	—	—	—	—	—	—	—	104,664	104,664
Purchase of 24,740 common shares for treasury	—	—	—	—	—	(1,448)	—	—	—	(1,448)
Issuances of common shares, net of costs of $1.7 million	1,409	14	—	—	74,437	—	—	—	—	74,451
Issuance of preferred shares, net of costs of $3.9 million	—	—	4,600	46	111,079	—	—	—	—	111,125
Redemption of Series A preferred shares	—	—	(2,300)	(23)	(55,412)	—	—	—	(2,101)	(57,536)
Stock option exercises, net	181	2	—	—	5,208	(5,941)	—	—	—	(731)
Dividends to common and preferred shareholders	—	—	—	—	—	—	—	—	(103,455)	(103,455)

Balance at December 31, 2007	28,878	$289	13,200	$132	$1,023,598	$(22,889)	$(3,525)	$35,994	$(25,706)	$1,007,893
Shares issued to Trustees	6	—	—	—	332	—	—	—	—	332
Issuance of nonvested shares, including nonvested shares issued for the payment of bonuses	121	1	—	—	1,991	—	—	—	—	1,992
Amortization of nonvested shares	—	—	—	—	3,179	—	—	—	—	3,179
Share option expense	—	—	—	—	446	—	—	—	—	446
Foreign currency translation adjustment	—	—	—	—	—	—	—	(48,760)	—	(48,760)
Change in unrealized gain on derivatives	—	—	—	—	—	—	—	6,597	—	6,597
Payment received on shareholder loan	—	—	—	—	—	—	1,600	—	—	1,600
Net income	—	—	—	—	—	—	—	—	129,976	129,976
Purchase of 16,771 common shares for treasury	—	—	—	—	—	(777)	—	—	—	(777)
Issuances of common shares, net of costs of $10.7 million	4,647	46	—	—	224,306	—	—	—	—	224,352
Issuance of preferred shares, net of costs of $2.8 million	—	—	3,450	35	83,403	—	—	—	—	83,438
Stock option exercises, net	82	1	—	—	2,543	(2,691)	—	—	—	(147)
Dividends to common and preferred shareholders	—	—	—	—	—	—	—	—	(132,687)	(132,687)

Balance at December 31, 2008	33,734	$337	16,650	$167	$1,339,798	$(26,357)	$(1,925)	$(6,169)	$(28,417)	$1,277,434

See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	Year ended December 31,
	2008	2007	2006
Net income	$129,976	$104,664	$82,289

Other comprehensive income (loss):
Foreign currency translation adjustment	(48,760)	30,022	(973)
Change in unrealized gain (loss) on derivatives	6,597	(6,529)	72

Comprehensive income	$87,813	$128,157	$81,388

See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2008	2007	2006
Operating activities:
Net income	$129,976	$104,664	$82,289
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interests	(2,353)	(1,370)	—
Gain on sale of land	—	(129)	(345)
Income from discontinued operations	(93)	(4,079)	(650)
Costs associated with loan refinancing (non-cash portion)	—	—	673
Equity in income from joint ventures	(1,962)	(1,583)	(759)
Distributions from joint ventures	2,262	1,239	874
Depreciation and amortization	43,829	37,422	31,021
Amortization of deferred financing costs	3,290	2,905	2,713
Share-based compensation expense to management and trustees	3,965	3,249	4,869
Increase in mortgage notes accrued interest receivable	(20,519)	(14,921)	(8,861)
Increase in accounts and notes receivable	(3,832)	(4,642)	(5,404)
Increase in direct financing lease receivable	(2,285)	—	—
Increase in other assets	(1,614)	(2,366)	(3,122)
Increase (decrease) in accounts payable and accrued liabilities	(2,534)	5,923	2,635
Increase (decrease) in unearned rents	(1,848)	4,381	(281)

Net operating cash provided by continuing operations	146,282	130,693	105,652
Net operating cash provided (used) by discontinued operations	(26)	897	784

Net cash provided by operating activities	146,256	131,590	106,436

Investing activities:
Acquisition of rental properties and other assets	(142,861)	(77,710)	(89,727)
Investment in consolidated joint ventures	—	(31,291)	—
Investment in unconsolidated joint ventures	(117)	(39,711)	—
Investment in mortgage notes receivable	(180,730)	(222,558)	(23,697)
Investment in promissory notes receivable	(10,149)	(21,310)	(3,500)
Investment in direct financing lease, net	(124,043)	—	—
Net proceeds from sale of land	—	694	591
Additions to properties under development	(35,038)	(35,770)	(45,693)

Net cash used in investing activities of continuing operations	(492,938)	(427,656)	(162,026)
Net proceeds from sale of real estate from discontinued operations	986	7,008	—

Net cash used in investing activities	(491,952)	(420,648)	(162,026)

Financing activities:
Proceeds from long-term debt facilities	548,490	742,975	360,286
Principal payments on long-term debt	(346,156)	(473,989)	(392,942)
Deferred financing fees paid	(3,899)	(2,553)	(2,979)
Net proceeds from issuance of common shares	224,214	74,451	47,027
Net proceeds from issuance of preferred shares	83,438	111,125	130,800
Redemption of preferred shares	—	(57,536)	—
Impact of stock option exercises, net	(147)	(731)	75
Proceeds from payment on shareholder loan	1,600	—	—
Purchase of common shares for treasury	(777)	(1,448)	(919)
Distributions paid to minority interests	(637)	(140)	(761)
Dividends paid to shareholders	(124,930)	(97,815)	(82,007)

Net cash provided by financing activities	381,196	294,339	58,580
Effect of exchange rate changes on cash	(588)	475	(122)

Net increase in cash and cash equivalents	34,912	5,756	2,868
Cash and cash equivalents at beginning of the year	15,170	9,414	6,546

Cash and cash equivalents at end of the year	$50,082	$15,170	$9,414

Supplemental information continued on next page.

ENTERTAINMENT PROPERTIES TRUST
Consolidated Statements of Cash Flows
(Dollars in thousands)
Continued from previous page.

	Year ended December 31,
	2008	2007	2006
Supplemental schedule of non-cash activity:
Acquisition of interest in joint venture assets in exchange for assumption of debt and other liabilities at fair value	$—	$136,029	$—
Transfer of property under development to rental property	$26,742	$32,595	$46,104
Issuance of nonvested shares, including nonvested shares issued for payment of bonuses	$6,028	$8,756	$3,602

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$69,160	$56,664	$46,126
Cash paid (received) during the year for income taxes	$(429)	$419	$378
See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
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
As further explained in Note 7, the Company owns 96% of the membership interests of VinREIT, LLC (VinREIT). Minority interest expense related to VinREIT was $277 thousand and $66 thousand for the years ended December 31, 2008 and 2007, respectively, representing GWP’s portion of the annual cash flow. There was no minority interest expense related to VinREIT for the year ended December 31, 2006. Total minority interest in VinREIT included in the accompanying consolidated balance sheets was $117 thousand and $66 thousand at December 31, 2008 and 2007, respectively.
As further explained in Note 7, New Roc Associates, LP (New Roc) is owned 71.4% by the Company. There was no minority interest expense related to New Roc for the years ended December 31, 2008, 2007 and 2006. Total minority interest in New Roc included in the accompanying consolidated balance sheets was $3.9 million and $4.3 million at December 31, 2008 and 2007, respectively.
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
As further explained in Note 7, LC White Plains Retail LLC, LC White Plains Recreation LLC and Cappelli Group LLC (together the White Plains entities), as well as Suffolk Retail LLC (Suffolk), are VIEs in which the Company has been deemed to be the primary beneficiary. Accordingly, the financial statements of these VIEs have been consolidated into the Company’s financial statements. Total minority interest income related to the White Plains entities was $2.6 million and $1.4 million, respectively, for the years ended December 31, 2008 and 2007. There was no minority interest income or expense related to the White Plains entities for the year ended December 31, 2006. There was no minority interest income or expense related to Suffolk for the years ended December 31, 2008, 2007 or 2006. Total minority interest in the White Plains

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
entities was $11.2 million and $13.8 million as of December 31, 2008 and 2007, respectively. Total minority interest in Suffolk was $3.0 thousand as of December 31, 2008 and 2007.
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

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
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
In determining the fair value of acquired in-place leases, the Company considers many factors. On a lease-by-lease basis, management considers the present value of the difference between the contractual amounts to be paid pursuant to the leases and management’s estimate of fair market lease rates. For above market leases, management considers such differences over the remaining non-cancelable lease terms and for below market leases, management considers such differences over the remaining initial lease terms plus any fixed rate renewal periods. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below market lease values are amortized as an increase to rental income over the remaining initial lease terms plus any fixed rate renewal periods. Management considers several factors in determining the discount rate used in the present value calculations, including the credit risks associated with the respective tenants. If debt is assumed in the acquisition, the determination of whether it is above or below market is based upon a comparison of similar financing terms for similar rental properties at the time of the acquisition.
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

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
Management of the Company reviews the carrying value of intangible assets for impairment on an annual basis. Intangible assets consist of the following at December 31 (in thousands):

	2008	2007
In-place leases, net of accumulated amortization of $7.1 million and $5.4 million, respectively	$11,707	15,835
Goodwill	693	693

Total intangible assets, net	$12,400	16,528

In-place leases, net at December 31, 2008 of approximately $11.7 million, relate to four entertainment retail centers in Ontario, Canada that were purchased on March 1, 2004, one entertainment retail center in Burbank, California that was purchased on March 31, 2005 and one entertainment retail center in White Plains, New York that was purchased on May 8, 2007. Goodwill at December 31, 2008 and 2007 relates solely to the acquisition of New Roc that was acquired on October 27, 2003. Amortization expense related to in-place leases is computed using the straight-line method and was $2.7 million, $1.8 million and $1.1 million for the years ended December 31, 2008, 2007 and 2006, respectively. The weighted average life for these in-place leases at December 31, 2008 is 6.4 years.
Future amortization of in-place leases at December 31, 2008 is as follows (in thousands):

Amount
Year:

2009	$3,268
2010	1,458
2011	1,458
2012	1,458
2013	1,456
Thereafter	2,609

Total	$11,707

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

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
Revenue Recognition
Rents that are fixed and determinable are recognized on a straight-line basis over the minimum terms of the leases. Base rent escalation on leases that are dependent upon increases in the Consumer Price Index (CPI) is recognized when known. Straight-line rent receivable is included in accounts receivable and was $23.1 million and $20.8 million at December 31, 2008 and 2007, respectively. In addition, most of the Company’s tenants are subject to additional rents if gross revenues of the properties exceed certain thresholds defined in the lease agreements (percentage rents). Percentage rents are recognized at the time when specific triggering events occur as provided by the lease agreements. Percentage rents of $1.7 million, $2.1 million and $1.6 million were recognized for the years ended December 31, 2008, 2007 and 2006, respectively. Lease termination fees are recognized when the related leases are canceled and the Company has no obligation to provide services to such former tenants. Termination fees of $4.1 million were recognized for the year ended December 31, 2006. No termination fees were recognized during the years ended December 31, 2007 and 2008.
In accordance with Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), the Company increased distributions in excess of net income as of January 1, 2006 by $7.7 million, and increased rental revenue and net income for the first three quarters of fiscal 2006 by $1.0 million to reflect an adjustment for the recognition of straight line rent revenues and receivables related to certain leases executed or acquired between 1998 and 2003. See Note 20 for additional information on SAB 108.
Direct financing lease income is recognized on the effective interest method to produce a level yield on funds not yet recovered. Estimated unguaranteed residual values at the date of lease inception represent management’s initial estimates of fair value of the leased assets at the expiration of the lease, not to exceed original cost. Significant assumptions used in estimating residual values include estimated net cash flows over the remaining lease term and expected future real estate values. The estimated unguaranteed residual value is reviewed on an annual basis to determine if there is other than temporary impairments. The Company evaluates the collectibility of its direct financing lease receivable and unguaranteed residual value to determine whether they are impaired. A receivable is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. When a receivable is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the receivable’s effective interest rate or to the value of the underlying collateral if the receivable is collateralized.
Allowance for Doubtful Accounts
Accounts receivable is reduced by an allowance for amounts that may become uncollectible in the future. The Company’s accounts receivable balance is comprised primarily of rents and operating cost recoveries due from tenants as well as accrued rental rate increases to be received over the life of the existing leases. The Company regularly evaluates the adequacy of its allowance for doubtful accounts. The evaluation primarily consists of reviewing past due account balances and considering such factors as the credit quality of the Company’s tenants, historical trends of the

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
tenant and/or other debtor, current economic conditions and changes in customer payment terms. Additionally, with respect to tenants in bankruptcy, the Company estimates the expected recovery through bankruptcy claims and increases the allowance for amounts deemed uncollectible. If the Company’s assumptions regarding the collectiblity of accounts receivable prove incorrect, the Company could experience write-offs of the accounts receivable or accrued straight-line rents receivable in excess of its allowance for doubtful accounts. The allowance for doubtful accounts was $2.3 million and $1.1 million at December 31, 2008 and 2007.
Mortgage Notes and Other Notes Receivable
Mortgage notes and other notes receivable, including related accrued interest receivable, consist of loans originated by the Company and the related accrued and unpaid interest income as of the balance sheet date. Mortgage notes and other notes receivable are initially recorded at the amount advanced to the borrower and the Company defers certain loan origination and commitment fees, net of certain origination costs, and amortizes them over the term of the related loan. The Company evaluates the collectibility of both interest and principal of each of its loans to determine whether it is impaired. A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. When a loan is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the loan’s effective interest rate or to the fair value of the underlying collateral if the loan is collateralized less costs to sell. Interest income on performing loans is accrued as earned. Interest income on impaired loans is recognized on a cash basis.
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
In 2004, the Company acquired certain real estate operations that are subject to income tax in Canada. Also in 2004, the Company formed certain taxable REIT subsidiaries, as permitted under the Code, through which it conducts certain business activities. The taxable REIT subsidiaries are subject to federal and state income taxes on their net taxable income. Temporary differences between income for financial reporting purposes and taxable income for the Canadian operations and the taxable REIT subsidiaries relate primarily to depreciation, amortization of deferred financing costs and straight line rents. As of December 31, 2008 and 2007, respectively, the Canadian operations and the taxable REIT subsidiaries had deferred tax assets totaling approximately $8.7 million and $8.6 million and deferred tax liabilities totaling approximately $3.4 million and $3.5 million. As there is no assurance that the Canadian operations and the taxable REIT subsidiaries will generate taxable income in the future beyond the reversal of temporary taxable differences, the deferred tax assets have been offset by a valuation allowance such that there is no net deferred tax asset at December 31, 2008 and 2007. Furthermore, the Company qualified as a REIT and distributed the necessary amount of taxable income such that

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
no federal income taxes were due for the years ended December 31, 2008, 2007 and 2006. Accordingly, no provision for income taxes was recorded for any of those years. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company is subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed taxable income.
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
The Company’s policy is to recognize estimated interest and penalties as general and administrative expense. The Company believes that it has appropriate support for the income tax positions taken on its tax returns and that its accruals for tax liabilities are adequate for all open years (after 2005 for federal and state and after 2003 for Canada) based on an assessment of many factors including past experience and interpretations of tax laws applied to the facts of each matter.
Concentrations of Risk
American Multi-Cinema, Inc. (AMC) is the lessee of a substantial portion (51%) of the megaplex theatre rental properties held by the Company (including joint venture properties) at December 31, 2008 as a result of a series of sale leaseback transactions pertaining to a number of AMC megaplex theatres. A substantial portion of the Company’s rental revenues (approximately $97.4 million or 48%, $95.6 million or 51%, and $93.4 million or 56% for the years ended December 31, 2008, 2007 and 2006, respectively) result from the rental payments by AMC under the leases, or its parent, AMC Entertainment, Inc. (AMCE), as the guarantor of AMC’s obligations under the leases. AMCE had total assets of $3.8 billion and $4.1 billion, total liabilities of $2.7 billion and $2.7 billion and total stockholders’ equity of $1.1 billion and $1.4 billion at April 3, 2008 and March 29, 2007, respectively. AMCE had net earnings of $43.4 million for the fifty-three weeks ended April 3, 2008 and $134.1 million for the fifty-two weeks ended March 29, 2007. In addition, AMCE had a net loss of $67.5 million for the 39 weeks ended January 1, 2009. AMCE has publicly held debt and accordingly, its consolidated financial information is publicly available.
For the years ended December 31, 2008, 2007 and 2006, respectively, approximately $37.6 million, or 13.1%, $35.8 million, or 15.2%, and $32.8 million, or 16.7%, of total revenue was derived from the Company’s four entertainment retail centers in Ontario, Canada. For the years

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
ended December 31, 2008, 2007 and 2006, respectively, approximately $54.4 million, or 19.0%, $48.5 million, or 20.6%, and $41.7 million, or 21.3%, of our total revenue was derived from the Company’s four entertainment retail centers in Ontario, Canada combined with the mortgage financing interest related to the Company’s mortgage note receivable held in Canada and initially funded on June 1, 2005. The Company’s wholly-owned subsidiaries that hold the Canadian entertainment retail centers, third party debt and mortgage note receivable represent approximately $219.5 million or 17% and $233.3 million or 23% of the Company’s net assets as of December 31, 2008 and 2007, respectively.
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
The Company accounts for share based compensation under the Financial Accounting Standard (SFAS) No. 123R “Share-Based Payment.” Share based compensation expense consists of share option expense, amortization of nonvested share grants and shares issued to Trustees for payment of their annual retainers. Share based compensation is included in general and administrative expense in the accompanying consolidated statements of income, and totaled $4.0 million, $3.2 million and $4.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.
Share Options
Share options are granted to employees pursuant to the Long-Term Incentive Plan and to Trustees for their service to the Company. The fair value of share options granted is estimated at the date of grant using the Black-Scholes option pricing model. Share options granted to employees vest over a period of five years and share option expense for these options is recognized on a straight-line basis over the vesting period, except for those unvested options held by a retired executive which were fully expensed as of June 30, 2006. Share options granted to Trustees vest immediately but shares issued upon exercise cannot be sold or transferred for a period of one year from the grant date. Share option expense for Trustees is recognized on a straight-line basis over the year of service by the Trustees.

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
The expense related to share options included in the determination of net income for the years ended December 31, 2008, 2007 and 2006 was $446 thousand, $422 thousand and $829 thousand (including $522 thousand in expense recognized related to unvested share options held by a retired executive at the time of his retirement), respectively. The following assumptions were used in applying the Black-Scholes option pricing model at the grant dates: risk-free interest rate of 3.2% to 3.5%, 4.8% and 4.8% to 5.0% in 2008, 2007 and 2006, respectively, dividend yield of 6.7%, 5.2% to 5.4% and 5.8% in 2008, 2007 and 2006, respectively, volatility factors in the expected market price of the Company’s common shares of 23.2%, 19.5% to 19.8% and 21.1% in 2008, 2007 and 2006, respectively, no expected forfeitures and an expected life of eight years. The Company uses historical data to estimate the expected life of the option and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Additionally, expected volatility is computed based on the average historical volatility of the Company’s publicly traded shares.
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
Total expense recognized related to all nonvested shares was $3.2 million, $2.5 million and $3.9 million for the years ended December 31, 2008, 2007 and 2006, respectively. The expense of $3.9 million for the year ended December 31, 2006 includes $852 thousand in expense related to nonvested shares held by a retired executive at the time of his retirement, and $1.7 million in expense related to nonvested shares from prior years related to the Annual Incentive Program.
Shares Issued to Trustees
The Company issues shares to Trustees for payment of their annual retainers. These shares vest immediately but may not be sold for a period of one year from the grant date. This expense is amortized by the Company on a straight-line basis over the year of service by the Trustees. Total expense recognized related to shares issued to Trustees was $340 thousand, $290 thousand and $161 thousand for the years ended December 31, 2008, 2007 and 2006, respectively.
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
Derivative Instruments
The Company acquired certain derivative instruments during 2008, 2007 and 2006 to reduce exposure to fluctuations in foreign currency exchange rates and variable rate interest rates. The

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. These derivatives consist of foreign currency forward contracts, cross currency swaps and interest rate swaps.
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
Reclassifications
Certain reclassifications have been made to the prior period amounts to conform to the current period presentation.
3. Rental Properties
The following table summarizes the carrying amounts of rental properties as of December 31, 2008 and 2007 (in thousands):

	2008	2007
Buildings and improvements	$1,452,500	1,412,812
Furniture, fixtures & equipment	62,090	25,005
Land	435,105	388,411

	1,949,695	1,826,228
Accumulated depreciation	(214,078)	(177,607)

Total	$1,735,617	1,648,621

Depreciation expense on rental properties was $40.2 million, $34.8 million and $29.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
4. Investment in Mortgage Notes
Investment in mortgage notes, including related accrued interest receivable, at December 31, 2008 and 2007 consists of the following (in thousands):

	2008	2007

(1) Mortgage note and related accrued interest receivable, LIBOR plus 3.5%, due on demand	$3,651	3,515
(2) Mortgage note and related accrued interest receivable, 10.00%, due April 2, 2010	29,735	26,916
(3) Mortgage note and related accrued interest receivable, 15.00%, due June 2, 2010-May 31, 2013	103,289	103,661
(4) Mortgage note and related accrued interest receivable, 9.00%, due September 10, 2010	134,150	—
(5) Mortgage note and related accrued interest receivable, LIBOR plus 3.5%, due September 30, 2012	134,948	95,718
(6) Mortgage note, 9.53%, due March 10, 2027	8,000	8,000
(7) Mortgage notes, 10.15%, due April 3, 2027	62,500	56,600
(8) Mortgage note, 9.40%, due October 30, 2027	32,233	31,000
(9) Accrued interest receivable related to guarantee	—	32

Total	$508,506	325,442

(1)	On December 28, 2007, a wholly-owned subsidiary of the Company entered into a secured first mortgage loan agreement for $27.0 million with Prairie Creek Properties, LLC for the development of an approximately 9,000 seat amphitheatre in Hoffman Estates, Illinois. The Company advanced $3.5 million during the year ended December 31, 2007 under this agreement. The secured property is approximately 10 acres of development land located in Hoffman Estates, Illinois. The carrying value of this mortgage note receivable at December 31, 2008, was $3.7 million, including related accrued interest receivable of $140 thousand. This loan is guaranteed by certain individuals associated with Prairie Creek Properties, LLC and, if the project is completed, the loan will have a maturity date that will be 20 years subsequent to the completion of the project. Prairie Creek Properties, LLC is a VIE, but it was determined that the Company was not the primary beneficiary of this VIE. The Company’s maximum exposure to loss associated with Prairie Creek Properties, LLC is limited to the Company’s outstanding mortgage note and related accrued interest receivable.

(2)	On April 4, 2007, a wholly-owned subsidiary of the Company entered into a secured first mortgage loan agreement for $25.0 million with Peak Resorts, Inc. (Peak) for the further development of Mount Snow. The loan is secured by approximately 696 acres of development land. The carrying value of this mortgage note receivable at December 31, 2008 was $29.7 million, including related accrued interest receivable of $4.7 million. All principal and accrued interest from inception of the loan is due at maturity.

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

(3)	The Company’s second mortgage note and related accrued interest receivable is denominated in Canadian dollars (CAD) and during the year ended December 31, 2008, a wholly-owned subsidiary of the Company invested an additional CAD $5.0 million ($5.1 million U.S.) in the second mortgage note receivable from Metropolis Limited Partnership (the Partnership) related to the construction of Toronto Life Square, a 13 level entertainment retail center in downtown Toronto that was completed in May 2008 for a total cost of approximately CAD $330 million. The loan is secured by this property. Consistent with the previous advances on this project, each advance has a five year stated term and bears interest at 15%. A group of banks (the bank syndicate) has provided first mortgage construction financing to the Partnership totaling CAD $119.5 million ($98.1 million U.S.) as of December 31, 2008.

Additionally, as of December 31, 2008, the Company had posted irrevocable stand-by letters of credit related to this project totaling $7.6 million which are expected to be cancelled or drawn upon during 2009. Interest accrues on these outstanding letters of credit at a rate of 12% (15% if drawn upon).

During May 2008, the Partnership exercised its option to extend by six months the 25% principal payment and all accrued interest from inception that was due on May 31, 2008 to November 30, 2008. Additionally, in conjunction with the extension of the first mortgage by the bank syndicate to February 27, 2009, the Company agreed to extend the 25% principal payment due, plus all accrued interest from inception, to March 2, 2009. See Note 21 for additional discussion regarding this second mortgage note receivable.

The Company received origination fees of CAD $250 thousand ($237 thousand U.S.) and CAD $400 thousand ($353 thousand U.S.) for the years ended December 31, 2007 and 2006, respectively, in connection with this second mortgage note receivable and the fees were amortized through May 31, 2008.

(4)	On August 20, 2008, a wholly-owned subsidiary of the Company provided a secured first mortgage loan of $225.0 million to Concord Resorts, LLC related to a planned resort development in Sullivan County, New York. The total project is expected to consist of a casino complex and a 1,580 acre resort complex. The resort complex is expected to consist of a 125-room spa hotel, a 350-room waterpark style hotel, a convention center and support facilities, a waterpark, two golf courses, and a retail and residential development. The Company’s investment is secured by a first mortgage on the resort complex real estate. The Company has certain rights to convert its mortgage interest into fee ownership as the project is further developed. The loan is guaranteed by Louis R. Cappelli and has a maturity date of September 10, 2010 with 105% of the outstanding principal balance due at payoff. This note requires a debt service reserve to be maintained that was initially funded during August of 2008 with $4 million from the initial advance. An additional $21 million is anticipated to be funded to the debt service reserve with the Company’s next expected advance. Monthly interest only payments are transferred to the Company from the debt service reserve and the unpaid principal balance bears interest at 9.0% until the first anniversary of the loan, on which the interest rate increases to 11.0% for the remaining term. The Company charges a commitment fee equal to 3% of the

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

amount advanced. During the year ended December 31, 2008, the Company advanced $133.1 million under this agreement. The commitment fees, interest payments and 5% additional principal payment, net of direct cost incurred, are recognized as interest income using the effective interest method over the term of the loan (weighted average effective interest rate was 13.9% at December 31, 2008). Accordingly, the net carrying value of this mortgage note receivable at December 31, 2008 was $134.2 million, including related accrued interest receivable of $1.0 million. In conjunction with the investment in Concord Resorts, LLC, the Company obtained a secured mortgage loan commitment in the amount of $112.5 million as described in Note 9.

(5)	On March 13, 2007, a wholly-owned subsidiary of the Company entered into a secured mortgage loan agreement for $93.0 million with a maturity date of March 12, 2012 with SVV I, LLC for the development of a water-park anchored entertainment village. This mortgage loan agreement was subsequently amended to $175.0 million with a maturity date of September 30, 2012 and is expected to be amended again to $163.0 million. The Company advanced $39.3 million and $95.0 million during the years ended December 31, 2008 and 2007, respectively, under this agreement. The secured property is approximately 368 acres of development land located in Kansas City, Kansas. The carrying value of this mortgage note receivable at December 31, 2008 was $134.9 million, including related accrued interest receivable of $618 thousand. SVVI has the choice of either making monthly interest payments or receiving advances on the mortgage note receivable to pay such monthly interest. This loan is guaranteed by the Schlitterbahn New Braunfels Group (Bad-Schloss, Inc., Waterpark Management, Inc., Golden Seal Investments, Inc., Liberty Partnership, Ltd., Henry Condo I, Ltd., and Henry-Walnut, Ltd.) which owns the Schlitterbahn water-park in New Braunfels, Texas. SVV I, LLC is a VIE, but it was determined that the Company was not the primary beneficiary of this VIE. The Company’s maximum exposure to loss associated with SVVI, LLC is limited to the Company’s outstanding mortgage note and related accrued interest receivable.

(6)	On March 10, 2006, a wholly-owned subsidiary of the Company provided a secured mortgage loan of $8.0 million to SNH Development, Inc. The secured property is the Crotched Mountain Ski Resort located in Bennington, New Hampshire. The property serves the Boston and Southern New Hampshire markets and has approximately 308 acres. This loan is guaranteed by Peak, which operates the property. Peak is currently required to fund debt service reserves to maintain a minimum balance of four months of debt service payments. Monthly interest payments are transferred to the Company from these debt service reserves. Annually, this interest rate increases based on a formula dependent in part on increases in the CPI.

(7)	On April 4, 2007, a wholly-owned subsidiary of the Company entered into two secured first mortgage loan agreements totaling $73.5 million with Peak. The Company advanced $5.9 million and $56.6 million during the years ended December 31, 2008 and 2007 under these agreements. The loans are secured by two ski resorts located in Vermont and New Hampshire. Mount Snow is approximately 2,378 acres and is located in both West Dover and Wilmington, Vermont. Mount Attitash is approximately 1,250 acres and is located in Bartlett, New Hampshire. Peak is currently required to fund debt service reserves to maintain a minimum balance of four months of debt service payments. Monthly interest payments are transferred to

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

the Company from these debt service reserves. Annually, this interest rate increases based on a formula dependent in part on increases in the CPI.

(8)	On October 30, 2007, a wholly-owned subsidiary of the Company entered into a secured first mortgage loan agreement for $31.0 million with Peak, which was subsequently amended to $41.0 million. The Company advanced $1.2 million and $31.0 million during the years ended December 31, 2008 and 2007, respectively, under this agreement. The loan is secured by seven ski resorts located in Missouri, Indiana, Ohio and Pennsylvania with a total of approximately 1,431 acres. Peak is currently required to fund debt service reserves to maintain a minimum balance of four months of debt service payments. Monthly interest payments are transferred to the Company from these debt service reserves. Annually, this interest rate increases based on a formula dependent in part on increases in the CPI.

(9)	On October 31, 2007, a wholly-owned subsidiary of the Company entered into an agreement to guarantee the payment of certain economic development revenue bonds with a total principal amount of $22.0 million, maturing on October 31, 2037 and issued to Southern Theatres for the purpose of financing the development and construction of three megaplex theatres in Louisiana. The Company earns a fee at an annual rate of 1.75% of the principal amount of the bonds, and the fee is payable by Southern Theatres on a monthly basis.
5. Investment in a Direct Financing Lease
The Company’s investment in a direct financing lease relates to the Company’s master lease of 22 public charter school properties. Investment in a direct financing lease, net represents estimated unguaranteed residual values of leased assets and net unpaid rentals, less related deferred income. The following table summarizes the carrying amounts of investment in a direct financing lease, net as of December 31, 2008 (in thousands):

December 31, 2008
Total minimum lease payments receivable	$555,869
Estimated unguaranteed residual value of leased assets	162,093
Less deferred income (1)	(551,873)

Investment in a direct financing lease, net	$166,089

(1)	Deferred income is net of $1.7 million of initial direct costs.
There was no investment in a direct financing lease for the year ended December 31, 2007. Additionally, the Company has determined that no allowance for losses was necessary at December 31, 2008.

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
The Company’s direct financing lease has expiration dates ranging from approximately 23 to 25 years. Future minimum rentals receivable on this direct financing lease at December 31, 2008 are as follows (in thousands):

Amount
Year:
2009	$16,393
2010	16,766
2011	17,269
2012	17,787
2013	18,320
Thereafter	469,334

Total	$555,869

6. Unconsolidated Real Estate Joint Ventures
At December 31, 2008, the Company had a 21.7% and 21.9% investment interest in two unconsolidated real estate joint ventures, Atlantic-EPR I and Atlantic-EPR II, respectively. The Company accounts for its investment in these joint ventures under the equity method of accounting.
The Company recognized income of $538, $491 and $464 (in thousands) from its investment in the Atlantic-EPR I joint venture during 2008, 2007 and 2006, respectively. The Company also received distributions from Atlantic-EPR I of $602, $556 and $533 (in thousands) during 2008, 2007 and 2006, respectively. Condensed financial information for Atlantic-EPR I is as follows as of and for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	2008	2007	2006
Rental properties, net	$27,957	28,501	29,245
Cash	141	141	141
Long-term debt (due May 2010)	15,416	15,795	16,146
Partners’ equity	12,582	12,844	13,134
Rental revenue	4,410	4,323	4,239
Net income	2,402	2,280	2,170

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
The Company recognized income of $324, $301 and $295 (in thousands) from its investment in the Atlantic-EPR II joint venture during 2008, 2007 and 2006, respectively. The Company also received distributions from Atlantic-EPR II of $364, $345 and $341 (in thousands) during 2008, 2007 and 2006, respectively. Condensed financial information for Atlantic-EPR II is as follows as of and for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	2008	2007	2006
Rental properties, net	$21,958	22,419	22,880
Cash	538	99	68
Long-term debt (due September 2013)	13,280	13,587	13,877
Note payable to EPR	117	117	117
Partners’ equity	8,459	8,613	8,789
Rental revenue	2,867	2,778	2,778
Net income	1,331	1,304	1,287
The joint venture agreements for Atlantic-EPR I and Atlantic-EPR II allow the Company’s partner, Atlantic of Hamburg, Germany (Atlantic), to exchange up to a maximum of 10% of its ownership interest per year in each of the joint ventures for common shares of the Company or, at the discretion of the Company, the cash value of those shares as defined in each of the joint venture agreements. Atlantic gave the Company notice during the years ended December 31, 2007 and 2008 that they wanted to exchange a portion of their ownership in Atlantic-EPR I and Atlantic-EPR II. During 2008, the Company paid Atlantic cash of $133 and $79 (in thousands) in exchange for additional ownership of 0.7%, for Atlantic-EPR I and Atlantic-EPR II, respectively. In January of 2009, the Company paid Atlantic cash of $105 (in thousands) in exchange for additional ownership of 0.7% for Atlantic-EPR I. These exchanges did not impact total partners’ equity in either Atlantic-EPR I or Atlantic-EPR II.
On April 2, 2008, the Company acquired, through a wholly-owned subsidiary, the remaining 50% ownership interest in CS Fund I and CS Fund I became a wholly-owned subsidiary. Prior to the date of this acquisition, CS Fund I was accounted for as an unconsolidated real estate joint venture. From January 1, 2008 to April 1, 2008, the Company recognized income of $1.1 million and received distributions of $1.3 million related to this investment. For the year ended December 31, 2007, the Company recognized income of $791 (in thousands) and received distributions of $338 (in thousands) related to this investment.
7. Consolidated Real Estate Joint Ventures
The Company owns 96% of the membership interests of VinREIT, LLC (VinREIT) and accordingly, the financial statements of VinREIT have been consolidated into the Company’s financial statements. VinREIT owns ten wineries and eight vineyards located in California and Washington. The Company’s partner in VinREIT is Global Wine Partners (U.S.), LLC (GWP). GWP provides certain consulting services to VinREIT in connection with the acquisition, development, administration and marketing of vineyard properties and wineries.
As detailed in the operating agreement, GWP is entitled to receive a 1% origination fee on winery and vineyard investments and 4% of the annual cash flow of VinREIT after a charge for debt service. GWP may receive additional amounts upon certain events and after certain hurdle rates

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
of return are achieved by us. Minority interest expense related to VinREIT was $277 thousand and $66 thousand for the years ended December 31, 2008 and 2007, respectively, representing GWP’s portion of the annual cash flow. The Company’s consolidated statements of income include net income related to VinREIT of $6.2 million, $1.9 million and $30 thousand for the years ended December 31, 2008, 2007 and 2006, respectively. The Company received operating distributions from VinREIT of $8.6 million and $1.0 million during 2008 and 2007, respectively. There was no operating distribution received from VinREIT for the year ended December 31, 2006.
The Company acquired a 71.4% ownership interest in New Roc Associates, LP (New Roc) on October 27, 2003 in exchange for cash of $25 million. New Roc owns an entertainment retail center encompassing 446 thousand square feet located in New Rochelle, New York. The results of New Roc’s operations have been included in the consolidated financial statements since the date of acquisition.
As detailed in the limited partnership agreement, income or loss is allocated as follows: first, to the Company to allow its capital account to equal its cumulative preferred return of 10.142% of its original limited partnership investment, or $2.5 million per year; second, to the Company’s partner in New Roc, LRC Industries L.T.D. (LRC), to allow its capital account to equal its cumulative preferred return of 8% of its original limited partnership investment, or $800 thousand per year; third, as necessary to cause the capital account balance of the Company to equal the sum of its cumulative preference amount plus its invested capital; fourth, as necessary to cause the capital account balance of LRC to equal the sum of its cumulative preference amount plus its invested capital; fifth, after giving effect to the above, among the partners as necessary to cause the portion of each partner’s capital account balance exceeding such partner’s total preference amount to be in proportion to the partners’ then respective ownership interests; and sixth, any balance among the partners in proportion to their then respective ownership interests. The Company’s consolidated statements of income include net income related to New Roc of $1.8, $1.5 and $1.9 (in millions) for the years ended December 31, 2008, 2007 and 2006, respectively. As described in Note 8, the Company also had a $10 million note receivable from LRC at December 31, 2008 and 2007 and a $5 million note receivable from LRC at December 31, 2006.
As detailed in the limited partnership agreement, cash flow is distributed as follows: first, to the Company to allow for a preferred return of 10.142% of its original limited partnership investment, or $2.5 million per year, less a prorata share of capital expenditures; second, to LRC to allow for a preferred return of 8% of its original limited partnership investment, or $800 thousand per year, less a prorata share of capital expenditures; third, in proportion to the partners’ ownership interests for any undistributed capital expenditures; and fourth, until all current year distributions and the amount of debt service payments equals $8.9 million (the Trigger Level), cash flow shall be distributed 85% to the Company and 15% to LRC. After the Trigger Level has been reached for the applicable fiscal year, cash flow shall be distributed 60% to the Company and 40% to LRC. The Company received distributions from New Roc of $2.4 million, $2.5 million and $2.3 million during 2008, 2007 and 2006, respectively.

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
At any time after March 8, 2007, LRC has the right to exchange its interest in New Roc for common shares of the Company or the cash value of those shares, at the Company’s option, as long as the net operating income (NOI) of New Roc during the preceding 12 months exceeds $8.9 million, and certain other conditions are met. The number of common shares of the Company issuable to LRC would equal 75% of LRC’s capital in New Roc (up to 100% if New Roc’s NOI is between $8.9 million and $10.0 million), divided by the greater of the Company’s book value per share or the average closing price of the Company’s common shares. New Roc’s NOI was approximately $8.0 million for the year ended December 31, 2008 and LRC’s capital in New Roc was approximately $3.6 million.
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

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
make cash interest payments on the $20 million note payable to the extent that they have received cash distributions on their Class B shares of the White Plains LLCs. The White Plains LLC’s are required to pay Cappelli Group, LLC’s Class B distributions directly to the Company to the extent there is accrued interest receivable on the $20 million note.
The Cappelli Group, LLC as well as the White Plains LLCs are VIEs and the Company has been determined to be the primary beneficiary of each of these VIEs. As further discussed below, the financial statements of these VIEs have been consolidated into the Company’s December 31, 2008 and 2007 financial statements. The $20 million note between the Company and Cappelli Group, LLC and the related interest income and expense have been eliminated. Cappelli Group’s income statement for the years ended December 31, 2008 and 2007 is presented below (in thousands):
Equity

	2008	2007
Equity in losses of White Plains LLCs	$652	113
Interest expense	1,978	1,322

Net loss	$2,630	1,435

Pursuant to FIN 46R, the Company consolidated Cappelli Group LLC’s net loss of $2.6 million and $1.4 million and recognized a corresponding amount of minority interest income for the years ended December 31, 2008 and 2007, respectively, since the Company’s only variable interest in Cappelli Group LLC is debt and Cappelli Group LLC has sufficient equity to cover its cumulative net loss subsequent to the May 8, 2007 loan transaction with the Company. The Cappelli Group LLC’s equity, after the net loss allocations, is reflected as minority interest in the Company’s consolidated balance sheets and was $934 thousand and $3.6 million at December 31, 2008 and 2007, respectively.
The Company also consolidated the net loss of the White Plains LLCs of $1.5 million and $164 thousand for the years ended December 31, 2008 and 2007, respectively, of which $892 thousand and $652 thousand for the year ended December 31, 2008 and $51 thousand and $113 thousand for the year ended December 31, 2007, was allocated to the Company and to Cappelli Group, LLC, respectively, based on relative cash distributions received from the White Plains LLCs. The $652 thousand and $113 thousand for the years ended December 31, 2008 and 2007, respectively, of net losses allocated to Cappelli Group LLC has been eliminated in consolidation against Cappelli Group LLC’s corresponding equity in losses of the White Plains LLCs.

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
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

As of the May 8, 2007 acquisition date, management determined the White Plains LLCs had real estate assets with a fair value of approximately $166.0 million (taking into account an independent appraisal) which included $7.6 million of in-place leases and $0.5 million of net other assets. Amortization expense related to these in-place leases is computed using the straight-line method and was $1.5 million and $660 thousand for the years ended December 31, 2008 and 2007. The weighted average remaining life of these in-place leases at December 31, 2008 was 6.6 years.
The outstanding mortgage debt on the property at the date of the acquisition totaled $119.7 million and consisted of two mortgage notes payable which approximated their fair values. The mortgage note payable to Union Labor Life Insurance Company had a balance of $114.7 million at the date of the acquisition. This note bears interest at 5.6% and requires monthly principal payments of $42 thousand plus interest through October 2009, and $83 thousand plus interest from November 2009 through the maturity date, with a final principal payment due at maturity on October 7, 2010 of $113.5 million. This note can be extended for an additional two to four years at the option of the borrower upon meeting certain conditions outlined in the loan agreement. The mortgage note payable to Empire State Department Corporation (ESDC) had a balance of $5.0 million at the date of the acquisition. This note bears interest at 5.0%, requires monthly payments of interest only and provides for the conversion from construction loan to a ten year permanent loan upon completion of construction. However, as of December 31, 2008, ESDC had not yet completed such conversion.
As described in Note 8, during the year ended December 31, 2007, the Company also provided a $10.0 million loan to City Center Group LLC.
As of December 31, 2008, the Company held a 50% ownership interest in Suffolk. Suffolk owns 25 acres of development land and is in process of developing additional retail square footage

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
adjacent to one of the Company’s megaplex theatres in Suffolk, Virginia. Additionally, as of December 31, 2008, the Company has loaned $15.2 million to Suffolk including related accrued interest receivable of $1.7 million. The note bears interest at a rate of 10%. Suffolk is a VIE and it was determined that the Company is the primary beneficiary of this VIE. Accordingly, the Company consolidates the financial statements of Suffolk and eliminates the note, related accrued interest receivable and payable, as well as related interest income and expense.
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
8. Notes Receivable
The Company loaned $5 million to its New Roc minority joint venture partner in 2003 in connection with the acquisition of its interest in New Roc. This note is included in accounts and notes receivable, bears interest at 10%, requires monthly interest payments and matures on March 1, 2009. The note is secured by the minority partner’s interest in the partnership. In April 2007, the Company loaned an additional $5 million to the minority partner under this same note agreement. Interest income from these loans was $1.0 million, $996 thousand and $500 thousand for the years ended December 31, 2008, 2007 and 2006, respectively.
During the year ended December 31, 2007, the Company loaned $10 million to City Center Group, LLC, a minority joint venture partner of the White Plains LLC’s. This note is included in accounts and notes receivable, bears interest at 10%, requires monthly interest payments, and matures on May 8, 2017. The note is secured by rights to the economic interest of the Class C and Class D interests in the White Plains LLCs, and is personally guaranteed by two of the shareholders of City Center Group LLC. Interest income from this loan was $997 thousand and $261 thousand for the years ended December 31, 2008 and 2007. No interest income was recognized on this note for the year ended December 31, 2006.
On February 29, 2008, the Company loaned $10 million to Louis Cappelli. Through his related interests, Louis Cappelli is the developer and minority interest partner of the Company’s New Roc and White Plains entertainment retail centers located in the New York metropolitan area. The note bears interest at 10% and matures on February 28, 2009. As part of this transaction, the Company also received an option to purchase 50% of Louis Cappelli’s interests (or Louis Cappelli’s related interests) in three other projects in the New York metropolitan area. These projects are expected to cost approximately $300.0 million. Interest income from this loan was $839 thousand for the year ended December 31, 2008. No interest income was recognized on this note for the years ended December 31, 2007 and 2006.
The Company has a note receivable from Mosaica Education, Inc. of $3.8 million at December 31, 2008. This note is included in accounts and notes receivable, bears interest at 9.23%, requires monthly principal and interest payments of approximately $35 thousand and matures on August

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
1, 2010. The note is secured by certain pledge agreements and other collateral. The Company also has the right to call the note and 120 days after such notice to the borrower, the note becomes due and payable, including all related accrued interest. Interest income from this loan was $350 thousand, $351 thousand and $314 thousand for the years ended December 31, 2008, 2007 and 2006 respectively.
The Company has a note receivable from a tenant, Sapphire Wines, LLC, of $5.0 million at December 31, 2008. This note is included in accounts and notes receivable, bears interest at 9.0%, requires monthly interest payments and matures on April 1, 2013. This note is secured by certain pledge agreements and other collateral. Interest income from this loan was $450 thousand and $187 thousand for the years ended December 31, 2008 and 2007, respectively. No interest income was recognized on this note for the year ended December 31, 2006.
The Company has other notes receivable totaling $1.2 million with interest rates ranging from 5.40% to 6.33% at December 31, 2008.

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
9. Long-Term Debt
Long term debt at December 31, 2008 and 2007 consists of the following (in thousands):

		2008	2007
(1)	Unsecured revolving variable rate credit facility, due January 31, 2010	$149,000	—
(2)	Mortgage note payable, variable rate, due September 10, 2010	56,250	—
(3)	Mortgage note payable, 5.60%, due October 7, 2010, two to four year extension available at Company’s option upon meeting certain conditions	113,917	114,417
(4)	Term loan payable, variable rate, due October 26, 2011, one year extension available at Company’s option	118,800	120,000
(5)	Mortgage notes payable, 6.57%-6.73%, due October 1, 2012	47,056	48,214
(6)	Mortgage note payable, 6.63%, due November 1, 2012	26,302	26,946
(7)	Mortgage notes payable, 4.26%-9.012%, due February 10, 2013	125,424	131,151
(8)	Mortgage note payable, 6.84%, due March 1, 2014	91,583	116,619
(9)	Mortgage note payable, 5.58%, due April 1, 2014	61,742	62,745
(10)	Mortgage note payable, 5.56%, due June 5, 2015	34,311	34,825
(11)	Mortgage notes payable, 5.77%, due November 6, 2015	74,443	76,002
(12)	Mortgage notes payable, 5.84%, due March 6, 2016	41,798	42,639
(13)	Mortgage notes payable, 6.37%, due June 30, 2016	29,712	30,250
(14)	Mortgage notes payable, 6.10%, due October 1, 2016	26,716	27,208
(15)	Mortgage notes payable, 6.02%, due October 6, 2016	20,149	20,526
(16)	Mortgage note payable, 6.06%, due March 1, 2017	11,207	11,408
(17)	Mortgage note payable, 6.07%, due April 6, 2017	11,530	11,735
(18)	Mortgage notes payable, 5.73%-5.95%, due May 1, 2017	53,494	54,480
(19)	Mortgage notes payable, 5.86%, due August 1, 2017	27,352	27,843
(20)	Term loans payable, 5.11%-5.78%, due December 1, 2017-June 5, 2018	92,120	—
(21)	Mortgage note payable, 6.19%, due February 1, 2018	17,133	—
(22)	Mortgage note payable, 7.37%, due July 15, 2018	12,694	13,518
(23)	Mortgage note payable, 6.77%, due July 11, 2028	—	91,103
(24)	Bond payable, variable rate, due October 1, 2037	10,635	10,635
(25)	Mortgage note payable, 5.50%	4,000	4,000
(26)	Mortgage note payable, 5.00%	5,000	5,000

	Total	$1,262,368	1,081,264

(1)	The Company’s $235 million unsecured revolving credit facility is due January 31, 2010. On November 4, 2008, the Company exercised the option to extend the maturity date by one additional year to January 31, 2010. In accordance with the terms of the credit agreement, the Company paid an extension fee of $470 thousand. The note requires monthly payments of

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
interest at LIBOR plus 130-175 basis points, depending on the Company’s leverage, as defined, with the outstanding principal due at maturity. The amount that the Company is able to borrow on their unsecured revolving credit facility is a function of the values and advance rates, as defined by the credit agreement, assigned to the assets included in the borrowing base less outstanding letters of credit and less certain other liabilities that are recourse obligations of the Company. As of December 31, 2008, the Company’s total availability under the revolving credit facility was $78.4 million.

(2)	The Company’s mortgage note payable is due September 10, 2010. The $56.25 million was advanced to the Company as a part of a secured mortgage loan commitment of $112.5 million. The mortgage is secured by the mortgage note receivable due on the same date entered into with Concord Resorts, LLC in conjunction with the planned resort development as discussed in Note 4, which had a carrying value of approximately $134.2 million. The mortgage loan bears interest at LIBOR plus 350 basis points, and in the event LIBOR is less than 2.5%, LIBOR shall be deemed to be 2.5% for purposes of calculating the applicable interest rate for the period. The loan is recourse to the Company and requires monthly interest only payments, with all outstanding principal due at maturity.

(3)	The Company’s mortgage note payable is due October 7, 2010 and can be extended for an additional two to four years at the Company’s option upon meeting certain conditions including a minimum net operating income threshold. The note payable is secured by one theatre and retail mix property, which had a net book value of approximately $152.8 million at December 31, 2008. The note had an initial balance of $115.0 million and requires monthly principal payments of $42 thousand plus interest through October 2009, and $83 thousand plus interest from November 2009 through the maturity date, with a final principal payment due at maturity of $113.5 million.

(4)	The Company’s term loan is due October 26, 2011 with a one year extension available at the Company’s option. The term loan has a stated interest rate of LIBOR plus 175 basis points and is secured by one theatre and one ski resort, which had a total net book value of approximately $34.2 million at December 31, 2008. In addition, the loan is secured by five mortgage notes receivable, which had a carrying value of approximately $237.7 million including accrued interest receivable at December 31, 2008. The loan had an initial balance of $120.0 million and bears interest at LIBOR plus 175 basis points (2.25% at December 31, 2008). Due to interest rate swaps entered into on November 26, 2007, $114.0 million of the principal amount bears interest at an effective rate of 5.81%. Interest is payable monthly and the loan is recourse to the Company. Principal payments of $300 thousand are required quarterly with a final principal payment at maturity of $115.2 million.

(5)	The Company’s mortgage notes payable due October 1, 2012 are secured by two theatre properties, which had a net book value of approximately $37.8 million at December 31, 2008. The notes had an initial balance of $48.4 million and the monthly payments are based on a 20 year amortization schedule. The notes require monthly principal and interest payments of approximately $365 thousand with a final principal payment at maturity of approximately $42.0 million.

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

(6)	The Company’s mortgage note payable due November 1, 2012 is secured by one theatre property, which had a net book value of approximately $26.9 million at December 31, 2008. The note had an initial balance of $27.0 million and the monthly payments are based on a 20 year amortization schedule. The note requires monthly principal and interest payments of approximately $203 thousand with a final principal payment at maturity of approximately $23.4 million.

(7)	The Company’s mortgage notes payable due February 10, 2013 are secured by thirteen theatre properties and one theatre and retail mix property, which had a net book value of approximately $215.4 million at December 31, 2008. The notes had an initial balance of $155.5 million of which approximately $98.6 million has monthly payments that are interest only and $56.9 million has monthly payments based on a 10 year amortization schedule. The notes require monthly principal and interest payments of approximately $1.1 million with a final principal payment at maturity of approximately $99.2 million. The weighted average interest rate on these notes is 5.63%.

(8)	The Company’s mortgage note payable due March 1, 2014 is secured by four theatre and retail mix properties in Ontario, Canada, which had a net book value of approximately $186.3 million at December 31, 2008. The mortgage note payable is denominated in Canadian dollars (CAD). The note had an initial balance of CAD $128.6 million and the monthly payments are based on a 20 year amortization schedule. The note requires monthly principal and interest payments of approximately CAD $977 thousand with a final principal payment at maturity of approximately CAD $85.6 million. At December 31, 2008 and 2007, the outstanding balance in Canadian dollars was CAD $111.5 million and CAD $115.6 million, respectively.

(9)	The Company’s mortgage note payable due April 1, 2014 is secured by one theatre and retail mix property, which had a net book value of approximately $88.3 million at December 31, 2008. The note had an initial balance of $66.0 million and the monthly payments are based on a 30 year amortization schedule. The note requires monthly principal and interest payments of approximately $378 thousand with a final principal payment at maturity of approximately $55.3 million.

(10)	The Company’s mortgage note payable due June 5, 2015 is secured by one theatre and retail mix property, which had a net book value of approximately $51.0 million at December 31, 2008. The note had an initial balance of $36.0 million and the monthly payments are based on a 30 year amortization schedule. The note requires monthly principal and interest payments of approximately $206 thousand with a final principal payment at maturity of approximately $30.1 million.

(11)	The Company’s mortgage notes payable due November 6, 2015 are secured by six theatre properties, which had a net book value of approximately $84.3 million at December 31, 2008. The notes had an initial balance of $79.0 million and the monthly payments are based on a 25 year amortization schedule. The notes require monthly principal and interest payments of

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
approximately $498 thousand with a final principal payment at maturity of approximately $ 60.7 million.

(12)	The Company’s mortgage notes payable due March 6, 2016 are secured by two theatre properties, which had a net book value of approximately $36.7 million at December 31, 2008. The notes had an initial balance of $44.0 million and the monthly payments are based on a 25 year amortization schedule. The notes require monthly principal and interest payments of approximately $279 thousand with a final principal payment at maturity of approximately $33.9 million.

(13)	The Company’s mortgage notes payable due June 30, 2016 are secured by two theatre properties, which had a net book value of approximately $35.5 million at December 31, 2008. The notes had an initial balance of $31.0 million and the monthly payments are based on a 25 year amortization schedule. The notes require monthly principal and interest payments of approximately $207 thousand with a final principal payment at maturity of approximately $24.4 million.

(14)	The Company’s mortgage notes payable due October 1, 2016 are secured by four theatre properties, which had a net book value of approximately $30.0 million at December 31, 2008. The notes had an initial balance of $27.8 million and the monthly payments are based on a 25 year amortization schedule. The notes require monthly principal and interest payments of approximately $180 thousand with a final principal payment at maturity of approximately $21.6 million.

(15)	The Company’s mortgage notes payable due October 6, 2016 are secured by three theatre properties, which had a net book value of approximately $22.6 million at December 31, 2008. The notes had an initial balance of $20.9 million and the monthly payments are based on a 25 year amortization schedule. The notes require monthly principal and interest payments of approximately $135 thousand with a final principal payment at maturity of approximately $16.2 million.

(16)	The Company’s mortgage note payable due March 1, 2017 is secured by one theatre property, which had a net book value of approximately $11.5 million at December 31, 2008. The note had an initial balance of $11.6 million and the monthly payments are based on a 25 year amortization schedule. The note requires monthly principal and interest payments of approximately $75 thousand with a final principal payment at maturity of approximately $9.0 million.

(17)	The Company’s mortgage note payable due April 6, 2017 is secured by one theatre property, which had a net book value of approximately $10.6 million at December 31, 2008. The note had an initial balance of $11.9 million and the monthly payments are based on a 30 year amortization schedule. The note requires monthly principal and interest payments of approximately $77 thousand with a final principal payment at maturity of approximately $9.2 million.

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

(18)	The Company’s mortgage notes payable due May 1, 2017 are secured by five theatre properties, which had a net book value of approximately $47.6 million at December 31, 2008. The notes had an initial balance of $55.0 million and the monthly payments are based on a 25 year amortization schedule. The notes require monthly principal and interest payments of approximately $348 thousand with a final principal payment at maturity of approximately $42.4 million. The weighted average interest rate on these notes is 5.81%.

(19)	The Company’s mortgage notes payable due August 1, 2017 are secured by two theatre properties, which had a net book value of approximately $25.7 million at December 31, 2008. The notes had an initial balance of $28.0 million and the monthly payments are based on a 25 year amortization schedule. The notes require monthly principal and interest payments of approximately $178 thousand with a final principal payment at maturity of approximately $21.7 million.

(20)	The Company’s term loans drawn under a credit facility of $160.0 million are due December 1, 2017 to June 5, 2018 and are 30% recourse to the Company. The terms loans are secured by the real property and equipment at four wineries and six vineyards with a net book value of approximately $143.9 million at December 31, 2008. The term loans have stated interest rates of LIBOR plus 175 basis points on loans secured by real property and LIBOR plus 200 basis points on loans secured by fixtures and equipment. Term loans can be drawn through September 26, 2010 under the credit facility. The credit facility provides for an aggregate advance rate of 65% based on the lesser of cost or appraised value. The credit facility contains an accordion feature, whereby, subject to lender approval, the Company may obtain additional revolving credit and term loan commitments in an aggregate principal amount not to exceed $140.0 million.
The initial disbursement under the credit facility consisted of two term loans secured by real property with initial balances of $4.6 million and $4.8 million that mature on December 1, 2017 and March 5, 2018, respectively. Due to two interest rate swaps entered into on March 14, 2008, the $4.6 million and $4.8 million balances bear interest at effective rates of 5.76% and 5.78%, respectively. Principal and interest are payable monthly with a final principal payment at maturity of $3.7 million for each of these loans. On March 24, 2008 and August 20, 2008, the Company obtained $3.2 million and $5.1 million, respectively, of term loans secured by fixtures and equipment under the facility. These term loans mature on December 1, 2017. Due to an interest rate swap entered into on September 15, 2008, the balances bear interest at an effective rate of 5.63%. Principal and interest are payable monthly and these loans will be fully amortized at maturity. Additionally, on September 26, 2008, the Company obtained four term loans secured by real property with an aggregate principal amount of $74.9 million under the facility that mature on June 5, 2018. Due to four interest rate swaps entered into simultaneously, these loans bear interest at an effective rate of 5.11%. Principal and interest are payable monthly with a final aggregate principal payment at maturity of $59.1 million. Subsequent to the closing of these loans, approximately $67.3 million of the facility remains available.

(21)	The Company’s mortgage note payable due February 1, 2018 is secured by one theatre property which had a net book value of approximately $21.8 million at December 31, 2008. The mortgage loan had an initial balance of $17.5 million and the monthly payments are based on a 20

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
year amortization schedule. The mortgage loan bears interest at 6.19% and requires monthly principal and interest payments of approximately $127 thousand with a final principal payment at maturity of approximately $11.6 million.

(22)	The Company’s mortgage note payable due July 15, 2018 is secured by one theatre property, which had a net book value of approximately $20.1 million at December 31, 2008. The note had an initial balance of $18.9 million and the monthly payments are based on a 20 year amortization schedule. The notes require monthly principal and interest payments of approximately $151 thousand with a final principal payment at maturity of approximately $843 thousand

(23)	The Company’s mortgage note payable due July 11, 2028 was secured by eight theatre properties. On July 11, 2008, the Company paid in full its mortgage note payable which had an outstanding balance of principal and interest totaling $90.6 million. The mortgage agreement contained a “hyper-amortization” feature, in which the principal payment schedule was rapidly accelerated, and the Company’s principal and interest payments were substantially increased, if the balance was not paid in full on the anticipated prepayment date of July 11, 2008.

(24)	The Company’s bond payable due October 1, 2037 is secured by one theatre, which had a net book value of approximately $10.9 million at December 31, 2008, and bears interest at a variable rate which resets on a weekly basis and was 1.85% at December 31, 2008. The bond requires monthly interest payments with a final principal payment at maturity of approximately $10.6 million.

(25)	The Company’s mortgage note payable is secured by one theatre and retail mix property, which had a net book value of approximately $88.3 million at December 31, 2008, and bears interest at 5.50%. The note requires monthly payments of interest only and provides for the conversion from construction loan to a ten year permanent loan upon completion of construction. However, as of December 31, 2008, this conversion had not yet been completed.

(26)	The Company’s mortgage note payable is secured by one theatre and retail mix property, which had a net book value of approximately $152.8 million at December 31, 2008, and bears interest at 5.00%. The note requires monthly payments of interest only and provides for the conversion from construction loan to a ten year permanent loan upon completion of construction. However, as of December 31, 2008, this conversion had not yet been completed.
Certain of the Company’s long-term debt agreements contain customary restrictive covenants related to financial and operating performance. At December 31, 2008, the Company was in compliance with all restrictive covenants.

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
Principal payments due on long-term debt obligations subsequent to December 31, 2008 (without consideration of any extensions) are as follows (in thousands):

Amount
Year:
2009	$24,630
2010	344,060
2011	142,195
2012	92,080
2013	127,151
Thereafter	532,252

Total	$1,262,368

The Company capitalizes a portion of interest costs as a component of property under development. The following is a summary of interest expense, net for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	2008	2007	2006
Interest on credit facilty and mortgage loans	$68,681	58,018	46,176
Amortization of deferred financing costs	3,290	2,905	2,713
Credit facility and letter of credit fees	687	453	203
Interest cost capitalized	(797)	(494)	(100)
Interest income	(910)	(377)	(126)

Interest expense, net	$70,951	60,505	48,866

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
On November 26, 2007, the Company entered into two interest rate swap agreements to fix the interest rate on $114.0 million of an outstanding term loan. These agreements each have outstanding notional amounts of $57.0 million, a termination date of October 26, 2012 and a fixed rate of 5.81%.
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

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
Additionally, on June 1, 2007, the Company entered into a forward contract with a notional amount of $100 million CAD and a February 2014 settlement date. The exchange rate of this forward contract is approximately $1.04 CAD per U.S. dollar. The Company designated this forward contract as a net investment hedge.
In March 2008, the Company entered into two interest rate swap agreements to fix the interest rates on the two initial outstanding term loans described in Note 9 with an aggregate notional amount of $9.4 million. At December 31, 2008, these agreements have outstanding notional amounts of $4.6 million and $4.8 million, termination dates of December 1, 2017 and March 5, 2018 and fixed rates of 5.76% and 5.78%, respectively.
In September 2008, the Company entered into five interest rate swap agreements to fix the interest rates on the remaining outstanding term loans described in Note 9 with an aggregate initial notional amount of $83.1 million. At December 31, 2008, four of these agreements have aggregate outstanding notional amounts of $74.7 million, a termination date of October 7, 2013 and fixed rates of 5.11%. The remaining agreement has an outstanding notional amount of $8.0 million at December 31, 2008, a termination date of December 1, 2017 and a fixed rate of 5.63%.
At December 31, 2008 and 2007, respectively, derivatives with a fair value of $15.6 million and $6.5 million were included in accounts payable and accrued liabilities. Additionally, at December 31, 2008, derivatives with a fair value of $15.7 million were included in other assets. The change in unrealized gain (loss) on derivatives of $6.6 million, ($6.5) million and $72 thousand is recorded in the consolidated statements of changes in shareholders’ equity and comprehensive income for the years ended December 31, 2008, 2007 and 2006, respectively. No hedge ineffectiveness was recognized for the years ended December 31, 2008, 2007 and 2006.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to earnings as monthly payments are made and received on the foreign currency forwards, cross currency swap and interest rate swaps. As of December 31, 2008, the Company estimates that during 2009, $3.8 million will be reclassified from other comprehensive income to earnings. Other expense for the year ended December 31, 2008 and 2007 includes $66 thousand and $1.7 million, respectively, of net realized losses resulting from regular monthly settlements of foreign currency forward contracts. No such expense was recorded for the year ended December 31, 2006.
11. Fair Value Disclosures
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

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.
Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2008
(Unaudited, dollars in thousands)

	Quoted Prices in	Significant
	Active Markets	Other	Significant	Balance at
	for Identical	Observable	Unobservable	December 31,
Description	Assets (Level I)	Inputs (Level 2)	Inputs (Level 3)	2008
Derivative financial instruments*	$—	$15,704	$—	$15,704
Derivative financial instruments**	$—	$(15,564)	$—	$(15,564)

*	Included in “Other Assets” in the accompanying consolidated balance sheet.

**	Included in “Accounts payable and accrued liabilities” in the accompanying consolidated balance sheet.
The Company does not have any fair value measurements using significant unobservable inputs (Level 3) as of December 31, 2008.
In February 2008, the FASB adopted FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” which allows for a one-year deferral of fair value measurement requirements for nonfinancial assets and liabilities that are not required or permietted to be measured at fair value on a recurring basis. Accordingly, the Company’s adoption of this standard in 2008 was limited to financial assets and liabilities, which affects the valuation of the Company’s derivative contracts.
12. Fair Value of Financial Instruments
Management compares the carrying value and the estimated fair value of our financial instruments. The following methods and assumptions were useed by the Company to estimate the fair value of each class of financial instruments at December 31, 2008 and 2007:
Mortgage notes receivable and related accrued interest receivable:
The fair value of the Company’s mortgage notes receivable and related accrued interest receivable as of December 31, 2008 is estimated by discounting the future cash flows of each instrument using current market rates. At December 31, 2008, the Company had a carrying

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
value of $138.6 million in variable rate mortgage notes receivable outstanding, including related accrued interest, with a weighted average interest rate of approximately 5.40%. The variable mortgage notes bear interest rates of LIBOR plus 350 basis points. Discounting the future cash flows for variable rate mortgage notes receivable using an estimated weighted average market rate of 7.65%, management estimates the variable rate mortgage notes receivable’s fair value to be approximately $128.7 million at December 31, 2008.
At December 31, 2007, the Company had variable rate mortgage notes receivable with a carrying value, including related accrued interest of $99.2 million with a weighted average interest rate of approximately 8.75%. The variable rate mortgage notes bear interest at rates of LIBOR plus 350 basis points and their carrying value approximates fair value at December 31, 2007.
At December 31, 2008, the Company had a carrying value of $369.9 million in fixed rate mortgage notes receivable outstanding, including related accrued interest, with a weighted average interest rate of approximately 12.77%. The fixed rate mortgage notes bear interest at rates of 9.00% to 15.00%. Discounting the future cash flows for fixed rate mortgage notes receivable using an estimated weighted average market rate of 15.14%, management estimates the fixed rate mortgage notes receivable’s fair value to be approximately $345.2 million at December 31, 2008.
At December 31, 2007, the Company had fixed rate mortgage notes receivable with a carrying value, including related accrued interest of $226.2 million with a weighted average interest rate of approximately 12.17%. The fixed rate mortgage notes bear interest at rates of 9.25% to 15.00%, and their carrying value approximates fair value at December 31, 2007.
Investment in a direct financing lease
The fair value of the Company’s investment in a direct financing lease as of December 31, 2008 is estimated by discounting the future cash flows of the instrument using current market rates. At December 31, 2008, the Company had an investment in a direct financing lease with a carrying value of $166.1 million and a weighted average effective interest rate of 12.0%. The investment in direct financing lease bears interest at effective interest rates of 11.9% to 12.4%. Discounting the future cash flows for the investment in a direct financing lease using an estimated market rate of 14.26%, management estimates the investment in a direct financing lease’s fair value to be approximately $140.8 million at December 31, 2008. The Company had no investment in a direct financing lease at December 31, 2007.
Cash and cash equivalents, restricted cash:
Due to the highly liquid nature of our short term investments, the carrying values of our cash and cash equivalents and restricted cash approximate the fair market values.
Accounts and notes receivable:
The carrying values of our accounts receivable approximate the fair market value at December 31, 2008 and 2007.

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
The fair value of the Company’s notes receivable as of December 31, 2008 is estimated by discounting the future cash flows of each instrument using current market rates. At December 31, 2008, the Company had a carrying value of $1.0 million in a variable rate mortgage note receivable outstanding with an interest rate of 5.40%. The variable note bears interest at a rate of LIBOR plus 350 basis points. Discounting the future cash flows for the variable rate note receivable using an estimated market rate of 7.65%, management estimates the variable rate mortgage note receivable’s fair value to be approximately $1.0 million at December 31, 2008.
At December 31, 2007, the Company had a variable rate note receivable with a carrying value of $1.0 million with an interest rate of 8.75%. The variable rate note bears interest at a rate of LIBOR plus 350 basis points and the carrying value approximates fair value at December 31, 2007.
At December 31, 2008, the Company had a carrying value of $38.9 million in fixed rate notes receivable outstanding with a weighted average interest rate of approximately 9.78%. The fixed rate notes bear interest at rates of 6.33% to 10.00%. Discounting the future cash flows for fixed rate notes receivable using an estimated market rate of 12.03%, management estimates the fixed rate notes receivable’s fair value to be approximately $37.1 million at December 31, 2008.
At December 31, 2007, the Company had fixed rate notes receivable with a carrying value of $28.9 million with a weighted average interest rate of approximately 9.70%. The fixed rate notes bear interest at rates of 6.33% to 10.00% and their carrying value approximates fair value at December 31, 2007.
Derivative instruments:
Derivative instruments are carried at their fair market value.
Debt instruments:
The fair value of the Company’s debt as of December 31, 2008 and 2007 is estimated by discounting the future cash flows of each instrument using current market rates. At December 31, 2008, the Company had a carrying value of $426.8 million in variable rate debt outstanding with an average weighted interest rate of approximately 4.68%. Discounting the future cash flows for variable rate debt using an estimated market rate of 5.65%, management estimates the variable rate debt’s fair value to be approximately $412.4 million at December 31, 2008. As described in Note 10, $206.1 million of variable rate debt outstanding at December 31, 2008 has been converted to a fixed rate by interest rate swap agreements.
At December 31, 2007, the Company had a carrying value of $130.6 million in variable rate debt outstanding with an average weighted interest rate of approximately 5.65%, which management believes represents fair value. At December 31, 2007, $114.0 million of variable rate debt outstanding had been converted to a fixed rate by interest rate swap agreements.
At December 31, 2008, the Company had a carrying value of $835.6 million in fixed rate long-term debt outstanding with an average weighted interest rate of approximately 5.99%. Discounting the future cash flows for fixed rate debt using an estimated market rate of 5.84%,

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
management estimates the fixed rate debt’s fair value to be approximately $842.4 million at December 31, 2008.
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
13. Common and Preferred Shares
Common Shares
The Board of Trustees declared cash dividends totaling $3.36 per common share for the year ended December 31, 2008 and $3.04 per common share for the year ended December 31, 2007.
Of the total dividends calculated for tax purposes, the amounts characterized as ordinary income, return of capital and long-term capital gain for 2008 and 2007 are as follows:
Cash dividends paid per common share for the year ended December 31, 2008:

		Cash	Taxable
	Cash payment	distribution	ordinary	Return of	Long-term	Unrecaptured
Record date	date	per share	income	capital	capital gain	Sec. 1250 gain

12-31-07	01-15-08	$0.7600	0.7314	0.0286	—	—
03-31-08	04-15-08	0.8400	0.8084	0.0316	—	—
06-30-08	07-15-08	0.8400	0.8084	0.0316	—	—
09-30-08	10-15-08	0.8400	0.8084	0.0316	—	—

Total for 2008 (1)		$3.2800	3.1565	0.1235	—	—

		100.0%	96.2%	3.8%	—

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
Cash dividends paid per common share for the year ended December 31, 2007:

		Cash	Taxable
	Cash payment	distribution	ordinary	Return of	Long-term	Unrecaptured
Record date	date	per share	income	capital	capital gain	Sec. 1250 gain

12-29-06	01-15-07	$0.6875	0.6482	0.0010	0.0382	0.0091
03-30-07	04-16-07	0.7600	0.7166	0.0012	0.0423	0.0101
06-29-07	07-16-07	0.7600	0.7166	0.0012	0.0423	0.0101
09-28-07	10-15-07	0.7600	0.7166	0.0012	0.0423	0.0101

Total for 2007 (1)		$2.9675	2.7980	0.0045	0.1650	0.0394

		100.0%	94.3%	0.1%	5.6%

(1)	Differences between totals and details relate to rounding.
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
The proceeds from the above public offerings were used to pay down the Company’s unsecured revolving credit facility, to fund the CS Fund I purchase described in Note 5 and remaining net proceeds were invested in interest-bearing accounts and short-term interest-bearing securities which are consistent with the qualification as a REIT under the Internal Revenue Code.
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

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
The Board of Trustees declared cash dividends totaling $.9830 per Series A preferred share for the year ended December 31, 2007.
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
Series B Preferred Shares
On January 19, 2005, the Company issued 3.2 million 7.75% Series B cumulative redeemable preferred shares (“Series B preferred shares”) in a registered public offering for net proceeds of $77.5 million, before expenses. The Company pays cumulative dividends on the Series B preferred shares from (and including) the date of original issuance in the amount of $1.9375 per share each year, which is equivalent to 7.75% of the $25 liquidation preference per share. Dividends on the Series B preferred shares are payable quarterly in arrears, and began on April 15, 2005. The Company may not redeem the Series B preferred shares before January 19, 2010, except in limited circumstances to preserve the Company’s REIT status. On or after January 19, 2010, the Company may, at its option, redeem the Series B preferred shares in whole at any time or in part from time to time, by paying $25 per share, plus any accrued and unpaid dividends up to and including the date of redemption. The Series B preferred shares generally have no stated maturity, will not be subject to any sinking fund or mandatory redemption, and are not convertible into any of the Company’s other securities. Owners of the Series B preferred shares generally have no voting rights, except under certain dividend defaults. The Board of Trustees declared cash dividends totaling $1.9375 per Series B preferred share for each of the years ended December 31, 2008 and 2007.

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
Of the total dividends calculated for tax purposes, the amounts characterized as ordinary income, return of capital and long-term capital gain for 2008 and 2007 are as follows:
Cash dividends paid per Series B preferred share for the year ended December 31, 2008:

		Cash	Taxable
	Cash payment	distribution	ordinary	Return of	Long-term
Record date	date	per share	income	capital	capital gain

12-31-07	01-15-08	$0.4844	0.4844	—	—
03-31-08	04-15-08	0.4844	0.4844	—	—
06-30-08	07-15-08	0.4844	0.4844	—	—
09-30-08	10-15-08	0.4844	0.4844	—	—

Total for 2008 (1)		$1.9375	1.9375	—	—

		100.0%	100.0%	—	—
Cash dividends paid per Series B preferred share for the year ended December 31, 2007:

		Cash	Taxable
	Cash payment	distribution	ordinary	Return of	Long-term
Record date	date	per share	income	capital	capital gain
12-29-06	01-15-07	$0.4844	0.4844	—	—
03-30-07	04-16-07	0.4844	0.4844	—	—
06-29-07	07-16-07	0.4844	0.4844	—	—
09-28-07	10-15-07	0.4844	0.4844	—	—

Total for 2007 (1)		$1.9375	1.9375	—	—

		100.0%	100.0%	—	—

(1)	Differences between totals and details relate to rounding.
Series C Convertible Preferred Shares
On December 22, 2006, the Company issued 5.4 million 5.75% Series C cumulative convertible preferred shares (“Series C preferred shares”) in a registered public offering for net proceeds of approximately $130.8 million, after expenses. The Company will pay cumulative dividends on the Series C preferred shares from the date of original issuance in the amount of $1.4375 per share each year, which is equivalent to 5.75% of the $25 liquidation preference per share. Dividends on the Series C preferred shares are payable quarterly in arrears, and began on January 15, 2007 with a pro-rated quarterly payment of $0.0359 per share. The Company does not have the right to redeem the Series C preferred shares except in limited circumstances to preserve the Company’s REIT status. The Series C preferred shares have no stated maturity and will not be subject to any sinking fund or mandatory redemption. As of December 31, 2008, the Series C preferred shares are convertible, at the holder’s option, into the Company’s common shares at a conversion rate of 0.3572 common shares per Series C preferred share, which is equivalent to a conversion price of $69.99 per common share. This conversion ratio may increase over time upon certain specified triggering events including if the Company’s common dividend per share exceeds a quarterly threshold of $0.6875.

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
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
The Board of Trustees declared cash dividends totaling $1.4375 per Series C preferred share for each of the years ended December 31, 2008 and 2007, respectively.
Of the total dividends calculated for tax purposes, the amounts characterized as ordinary income, return of capital and long-term capital gain for 2008 and 2007 are as follows:
Cash dividends paid per Series C preferred share for the year ended December 31, 2008:

		Cash	Taxable
	Cash payment	distribution	ordinary	Return of	Long-term
Record date	date	per share	income	capital	capital gain
12-31-07	01-15-08	0.3594	0.3594
03-31-08	04-15-08	0.3594	0.3594	—	—
06-30-08	07-15-08	0.3594	0.3594	—	—
09-30-08	10-15-08	0.3594	0.3594	—	—

Total for 2008 (1)		$1.4375	1.4375	—	—

		100.0%	100.0%	—	—
Cash dividends paid per Series C preferred share for the year ended December 31, 2007:

		Cash	Taxable
	Cash payment	distribution	ordinary	Return of	Long-term
Record date	date	per share	income	capital	capital gain
12-29-06	01-15-07	0.0359	0.0359
03-30-07	04-16-07	0.3594	0.3594	—	—
06-29-07	07-16-07	0.3594	0.3594	—	—
09-28-07	10-15-07	0.3594	0.3594	—	—

Total for 2007 (1)		$1.1141	1.1141	—	—

		100.0%	100.0%	—	—

(1)	Differences between totals and details relate to rounding.

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
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
The Board of Trustees declared cash dividends totaling $1.8438 and $1.1062 per Series D preferred share for the years ended December 31, 2008 and 2007.
Of the total dividends calculated for tax purposes, the amounts characterized as ordinary income, return of capital and long-term capital gain for 2008 and 2007 are as follows:
Cash dividends paid per Series D preferred share for the year ended December 31, 2008:

		Cash	Taxable
	Cash payment	distribution	ordinary	Return of	Long-term
Record date	date	per share	income	capital	capital gain
12-31-07	01-15-08	0.4609	0.4609
03-31-08	04-15-08	0.4609	0.4609	—	—
06-30-08	07-15-08	0.4609	0.4609	—	—
09-30-08	10-15-08	0.4609	0.4609	—	—

Total for 2008 (1)		$1.8438	1.8438	—	—

		100.0%	100.0%	—	—
Cash dividends paid per Series D preferred share for the year ended December 31, 2007:

		Cash	Taxable
	Cash payment	distribution	ordinary	Return of	Long-term
Record date	date	per share	income	capital	capital gain
06-29-07	07-16-07	0.1844	0.1844	—	—
09-28-07	10-15-07	0.4609	0.4609	—	—

Total for 2007 (1)		$0.6453	0.6453	—	—

		100.0%	100.0%	—	—

(1)	Differences between totals and details relate to rounding

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
Series E Convertible Preferred Shares
On April 2, 2008, the Company issued 3.5 million 9.00% Series E cumulative convertible preferred shares (“Series E preferred shares”) in a registered public offering for net proceeds of approximately $83.4 million, after expenses. The Company will pay cumulative dividends on the Series E preferred shares from the date of original issuance in the amount of $2.25 per share each year, which is equivalent to 9.00% of the $25 liquidation preference per share. Dividends on the Series E preferred shares are payable quarterly in arrears, and began on July 15, 2008 with a pro-rated quarterly payment of $0.65 per share. The Company does not have the right to redeem the Series E preferred shares except in limited circumstances to preserve the Company’s REIT status. The Series E preferred shares have no stated maturity and will not be subject to any sinking fund or mandatory redemption. As of December 31, 2008, the Series E preferred shares are convertible, at the holder’s option, into the Company’s common shares at a conversion rate of 0.4512 common shares per Series E preferred share, which is equivalent to a conversion price of $55.41 per common share. This conversion ratio may increase over time upon certain specified triggering events including if the Company’s common dividend per share exceeds a quarterly threshold of $0.84.
Upon the occurrence of certain fundamental changes, the Company will under certain circumstances increase the conversion rate by a number of additional common shares or, in lieu thereof, may in certain circumstances elect to adjust the conversion rate upon the Series E preferred shares becoming convertible into shares of the public acquiring or surviving company.
On or after April 20, 2013, the Company may, at its option, cause the Series E preferred shares to be automatically converted into that number of common shares that are issuable at the then prevailing conversion rate. The Company may exercise its conversion right only if, at certain times, the closing price of the Company’s common shares equals or exceeds 150% of the then prevailing conversion price of the Series E preferred shares.
Owners of the Series E preferred shares generally have no voting rights, except under certain dividend defaults. Upon conversion, the Company may choose to deliver the conversion value to the owners in cash, common shares, or a combination of cash and common shares.
The Board of Trustees declared cash dividends totaling $1.775 per Series E preferred share for each of the year ended December 31, 2008.
Of the total dividends calculated for tax purposes, the amounts characterized as ordinary income, return of capital and long-term capital gain for 2008 are as follows:
Cash dividends paid per Series E preferred share for the year ended December 31, 2008:

		Cash	Taxable
	Cash payment	distribution	ordinary	Return of	Long-term
Record date	date	per share	income	capital	capital gain
06-30-08	07-15-08	0.6500	0.6500	—	—
09-30-08	10-15-08	0.5625	0.5625	—	—

Total for 2008 (1)		$1.2125	1.2125	—	—

		100.0%	100.0%	—	—

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
14. Earnings Per Share
The following table summarizes the Company’s common shares used for computation of basic and diluted earnings per share for the years ended December 31, 2008, 2007 and 2006 (amounts in thousands except per share information):

	Year Ended December 31, 2008
	Income	Shares	Per Share
	(numerator)	(denominator)	Amount
Basic earnings:
Income from continuing operations	$129,883	30,628	$4.24
Preferred dividend requirements	(28,266)	—	(0.92)

Income from continuing operations available to common shareholders	101,617	30,628	3.32
Effect of dilutive securities:
Share options	—	266	(0.03)
Nonvested common share grants	—	112	(0.01)

Diluted earnings: Income from continuing operations	$101,617	31,006	$3.28

Income from continuing operations available to common shareholders	$101,617	30,628	$3.32
Income from discontinued operations	93	—	—

Income available to common shareholders	101,710	30,628	3.32
Effect of dilutive securities:
Share options	—	266	(0.03)
Nonvested common share grants	—	112	(0.01)

Diluted earnings	$101,710	31,006	$3.28

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

	Year Ended December 31, 2007
	Income	Shares	Per Share
	(numerator)	(denominator)	Amount
Basic earnings:
Income from continuing operations	$100,585	26,690	$3.77
Preferred dividend requirements	(21,312)	—	(0.80)
Series A preferred share redemption costs	(2,101)	—	(0.08)

Income from continuing operations available to common shareholders	77,172	26,690	2.89
Effect of dilutive securities:
Share options	—	375	(0.04)
Nonvested common share grants	—	106	(0.01)

Diluted earnings: Income from continuing operations	$77,172	27,171	$2.84

Income from continuing operations available to common shareholders	$77,172	26,690	$2.89
Income from discontinued operations	4,079	—	0.15

Income available to common shareholders	81,251	26,690	3.04
Effect of dilutive securities:
Share options	—	375	(0.04)
Nonvested common share grants	—	106	(0.01)

Diluted earnings	$81,251	27,171	$2.99

	Year Ended December 31, 2006
	Income	Shares	Per Share
	(numerator)	(denominator)	Amount
Basic earnings:
Income from continuing operations	$81,639	26,147	$3.12
Preferred dividend requirements	(11,857)	—	(0.45)

Income from continuing operations available to common shareholders	69,782	26,147	2.67
Effect of dilutive securities:
Share options	—	372	(0.04)
Nonvested common share grants	—	108	(0.01)

Diluted earnings: Income from continuing operations	$69,782	26,627	$2.62

Income from continuing operations available to common shareholders	$69,782	26,147	$2.67
Income from discontinued operations	650	—	0.02

Income available to common shareholders	70,432	26,147	2.69
Effect of dilutive securities:
Share options	—	372	(0.03)
Nonvested common share grants	—	108	(0.01)

Diluted earnings	$70,432	26,627	$2.65

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
The additional 1.9 million common shares that would result from the conversion of the Company’s 5.75% Series C cumulative convertible preferred shares and the additional 1.6 million common shares that would result from the conversion of the Company’s 9.00% Series E cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted earnings per share for the years ended December 31, 2008, 2007 and 2006 because the effect is anti-dilutive.
15. Equity Incentive Plan
All grants of common shares and options to purchase common shares were issued under the 1997 Share Incentive Plan prior to May 9, 2007, and under the 2007 Equity Incentive Plan on and after May 9, 2007. Under the 2007 Equity Incentive Plan, an aggregate of 950,000 common shares and options to purchase common shares, subject to adjustment in the event of certain capital events, may be granted. At December 31, 2008, there were 721,216 shares available for grant under the 2007 Equity Incentive Plan.
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

	Number of	Option price	Weighted avg.
	shares	per share	exercise price
Outstanding at December 31, 2005	890,176	$14.00 - $43.75	$26.52
Exercised	(16,326)	16.05 - 41.65	18.77
Granted	107,823	40.55 - 42.46	41.86

Outstanding at December 31, 2006	981,673	$14.00 - $43.75	$28.33
Exercised	(181,620)	16.05 - 41.65	28.68
Granted	106,945	60.03 - 65.50	64.15

Outstanding at December 31, 2007	906,998	$14.00 - $65.50	$32.49
Exercised	(81,914)	19.30 - 42.46	31.06
Granted	86,033	47.20 - 52.72	47.84

Outstanding at December 31, 2008	911,117	$14.00 - $65.50	$34.07

The weighted average fair value of options granted was $4.31, $7.91 and $5.19 during 2008, 2007 and 2006, respectively. The intrinsic value of stock options exercised was $1.9 million, $6.1 million and $0.4 million during the years ended December 31, 2008, 2007 and 2006, respectively.

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
At December 31, 2008, stock-option expense to be recognized in future periods was $1.0 million as follows (in thousands):

Amount
Year:
2009	$407
2010	305
2011	221
2012	70
2013	—

Total	$1,003

The following table summarizes outstanding options at December 31, 2008:

Exercise	Options	Weighted avg.	Weighted avg.	Aggregate intrinsic
price range	outstanding	life remaining	exercise price	value (in thousands)
$ 14.00 — 19.99	189,141	1.6
20.00 — 29.99	264,127	4.0
30.00 — 39.99	82,222	5.3
40.00 — 49.99	258,682	7.5
50.00 — 59.99	10,000	9.4
60.00 — 65.50	106,945	8.1

	911,117	5.2	$34.07	$4,204

The following table summarizes exercisable options at December 31, 2008:

Exercise	Options	Weighted avg.	Weighted avg.	Aggregate intrinsic
price range	outstanding	life remaining	exercise price	value (in thousands)
$14.00 — 19.99	189,141	1.6
20.00 — 29.99	264,127	4.0
30.00 — 39.99	61,506	5.3
40.00 — 49.99	87,459	6.9
50.00 — 59.99	10,000	9.4
60.00 — 65.50	29,393	8.1

	641,626	4.1	$27.53	$4,204

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
Nonvested Shares
A summary of the Company’s nonvested share activity and related information is as follows:

		Weighted avg.
	Number of	grant date	Weighted avg.
	shares	fair value	life remaining
Outstanding at December 31, 2007	238,553	$53.80
Granted	120,691	47.20
Vested	(76,916)	49.38

Outstanding at December 31, 2008	282,328	52.18	1.3

The holders of nonvested shares have voting rights and receive dividends from the date of grant. These shares vest ratably over a period of three to five years. The fair value of the nonvested shares that vested was $3.6 million, $3.5 million and $2.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. At December 31, 2008, unamortized share-based compensation expense related to nonvested shares was $8.0 million and will be recognized in future periods as follows (in thousands):

Amount
Year:
2009	$2,921
2010	2,464
2011	1,928
2012	638

Total	$7,951

16. Related Party Transactions
In 2000, the Company loaned an aggregate of $3.5 million to Company executives. The loans were made in order for the executives to purchase common shares of the Company at the market value of the shares on the date of the loan, as well as to repay borrowings on certain amounts previously loaned. The loans are recourse to the executives’ assets and bear interest at 6.24%, are due on January 1, 2011 and interest is payable at maturity. During July of 2008, a former executive paid to the Company the $1.6 million of principal on his loan which reduces the aggregate carrying value of these loans to $1.9 million (before accrued interest) at December 31, 2008. Interest income from these loans totaled $351 thousand, $369 thousand and $347 thousand for the years ended December 31, 2008, 2007 and 2006, respectively. These loans were issued with terms that include a Loan Forgiveness Program, under which the compensation committee of the Board of Trustees may forgive a portion of the above referenced indebtedness after application of proceeds from the sale of shares, following a change in control of the Company. The compensation committee may also forgive the debt incurred upon termination of employment by reason of death, disability, normal retirement or without cause. At December 31, 2008 and

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
2007, accrued interest receivable on these loans, included in other assets in the accompanying consolidated balance sheets, was $3.1 million and $2.7 million, respectively.
The Company loaned $5 million to its New Roc minority joint venture partner in 2003 in connection with the acquisition of its interest in New Roc. During 2007, the Company loaned an additional $5 million to the same partner. See Note 8 for additional information on this note.
The Company loaned $10 million to a minority joint venture partner of the White Plains entities in 2007 in connection with the acquisition of its interest in these entities. See Note 8 for additional information on this note.
The Company loaned $10 million to Louis Cappelli in 2008. Through his related interests, Louis Cappelli is the developer and minority interest partner of the Company’s New Roc and White Plains entertainment retail centers. See Note 8 for additional information on this note.
In 2008, Donald Brain, the brother of the Company’s Chief Executive Officer, acquired a 33.33% interest in the Company’s partner in VinREIT, Global Wine Partners (U.S.), LLC (GWP). The Company’s Board of Trustees was informed of Donald Brain’s acquisition of such interest, and affirmed VinREIT’s business relationship with GWP. There was no modification to the operating agreement of VinREIT, and future amendments or modifications to the operating agreement or relationship with GWP will require the Board of Trustee’s approval.
17. Operating Leases
Most of the Company’s rental properties are leased under operating leases with expiration dates ranging from 3 to 25 years. Future minimum rentals on non-cancelable tenant operating leases at December 31, 2008 are as follows (in thousands):

Amount
Year:
2009	$199,557
2010	199,575
2011	185,629
2012	174,637
2013	166,031
Thereafter	1,106,468

Total	$2,031,897

The Company leases its executive office from an unrelated landlord and such lease expires in December 2009. Rental expense for this lease totaled approximately $319 thousand, $212 thousand and $206 thousand for the years ended December 31, 2008, 2007 and 2006, respectively, and is included as a component of general and administrative expense in the accompanying consolidated statements of income. Future minimum lease payments under this lease at December 31, 2008 are $322 thousand for 2009. The Company can extend the lease, at its option, for two option periods of five years each, with annual rent increasing $0.50 per square foot per year.

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
18. Quarterly Financial Information (unaudited)
Summarized quarterly financial data for the years ended December 31, 2008 and 2007 are as follows (in thousands, except per share data):

	March 31	June 30	September 30	December 31
2008:
Total revenue	$65,859	68,755	74,967	76,559
Net income	27,122	31,411	36,058	35,385
Net income available to common shareholders	21,511	23,859	28,506	27,834
Basic net income per per common share	0.77	0.79	0.90	0.85
Diluted net income per common share	0.76	0.78	0.89	0.85

	March 31	June 30	September 30	December 31
2007:
Total revenue	$50,740	57,584	61,564	65,727
Net income	22,911	28,275	26,350	27,128
Net income available to common shareholders	18,054	20,939	20,740	21,518
Basic net income per per common share	0.69	0.79	0.78	0.78
Diluted net income per common share	0.67	0.78	0.77	0.77
All periods have been adjusted to reflect the impact of the operating properties sold during 2008 and 2007, which are reflected as discontinued operations on the accompanying consolidated statements of income for the years ended December 31, 2008, 2007 and 2006.
Certain reclassifications have been made to the prior period amounts to conform to the current period presentation.

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
19. Discontinued Operations
Included in discontinued operations for the years ended December 31, 2008 and 2007 is a land parcel sold in June of 2008 for $1.1 million. The land parcel was previously leased under a ground lease. Additionally, included in discontinued operations for the year ended December 31, 2007 is a parcel including two leased properties sold in June of 2007 for $7.7 million, aggregating 107 thousand square feet.
The operating results relating to assets sold are as follows (in thousands):

	Year ended December 31,
	2008	2007	2006
Rental revenue	$—	$262	$526
Tenant reimbursements	—	76	185
Other income	—	700	357

Total revenue	—	1,038	1,068
Property operating expense	26	141	284
Depreciation and amortization	—	58	134

Income before gain on sale of real state	(26)	839	650
Gain on sale of real estate	119	3,240	—

Net income	$93	$4,079	$650

20. Staff Accounting Bulletin No. 108 (SAB 108)
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

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
applied. Accordingly, the implementation of SAB 108 corrects the revenue recognition related to such leases. The cumulative effect of implementing SAB 108 is to increase shareholders’ equity as of January 1, 2006 by $7.7 million.
21. Other Commitments and Contingencies
As of December 31, 2008, the Company had one winemaking and storage facility project under development for which it has agreed to finance the development costs. Through December 31, 2008, the Company has invested approximately $3.7 million in this project for the purchase of land and development in Sonoma County, California, and has commitments to fund approximately $4.8 million of additional improvements. Development costs are advanced by the Company in periodic draws. If the Company determines that construction is not being completed in accordance with the terms of the development agreement, the Company can discontinue funding construction draws. The Company has agreed to lease the facility to the operator at pre-determined rates.
As discussed in Note 7, the Company held a 50% ownership interest in Suffolk which is developing additional retail square footage adjacent to one of the Company’s megaplex theatres in Suffolk, Virginia. The Company’s joint venture partner is the developer of the project and Suffolk has paid the developer a development fee of $1.2 million and has no commitment to pay additional development fees. Additionally, as of December 31, 2008, Suffolk has commitments to fund approximately $4.6 million in additional improvements for this development.
As further described in Note 4, the Company has provided a guarantee of the payment of certain economic development revenue bonds totaling $22.0 million for which the Company earns a fee at an annual rate of 1.75% over the 30 year term of the bond. The Company evaluated this guarantee in connection with the provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). Based on certain criteria, FIN 45 requires a guarantor to record an asset and a liability at inception. Accordingly, the Company has recorded $4.0 million as a deferred asset included in accounts receivable and $4.0 million included in other liabilities in the accompanying consolidated balance sheet as of December 31, 2008 and 2007 which represents management’s best estimate of the fair value of the guarantee at inception which will be realized over the term of the guarantee. No amounts have been accrued as a loss contingency related to this guarantee because payment by the Company is not probable.
The Company has certain commitments related to its mortgage note investments that it may be required to fund in the future. The Company is generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of December 31, 2008, the Company had four mortgage notes receivable with commitments totaling approximately $140.3 million. If such commitments are funded in the future, interest will be charged at rates consistent with the existing investments.
As discussed in Note 4, the Company’s 25% principal payment and all accrued interest to date on the second mortgage note receivable from the Partnership related to the construction of Toronto

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
Life Square was extended to March 2, 2009. In conjunction with this extension, the maturity on the first mortgage construction financing (provided by a group of banks) was extended to February 27, 2009. Management of the Partnership is actively seeking to refinance the first mortgage which is expected to total approximately $119.5 million Canadian on its due date of February 27, 2009. A refinancing of the first mortgage triggers all amounts due under the Company’s second mortgage as well as certain ownership conversion rights. The Company anticipates that the proceeds from the refinancing will be inadequate to take out both the existing first mortgage and its mortgage. As a result, the Company is negotiating a restructuring of the Partnership wherein the Company would become the sole owner of the general partnership interest. Under this scenario, the Company would expect its mortgage note receivable to remain in place and be further extended. Alternatively, if a restructuring of the Partnership or a refinancing cannot be successfully executed, the property will likely go into foreclosure and the Company could become the owner of the property by offering to purchase the property for at least the total amount of the first and second mortgage during a foreclosure related auction, or could be paid in full. In either a restructuring or a foreclosure in which the Company becomes the owner, the Company would expect to consolidate the financial results of the property subsequent to the restructuring.
As indicated above, the carrying value of the Company’s mortgage note receivable including all accrued interest at December 31, 2008 was $125.8 million Canadian and the balance of the first mortgage was $119.5 million Canadian. The Company projects its second mortgage note receivable balance including accrued interest will be approximately $128.9 million Canadian and the first mortgage balance will remain at approximately $119.5 million Canadian at February 27, 2009, for a total of approximately $248.4 million Canadian. All other debt and equity amounts are subordinate to the existing first and the Company’s second mortgage. The real estate component of the project was 87% leased and the signage component was 43% leased at January 31, 2009. Management determined the fair market value of the project to be $277.0 million Canadian, taking into account an independent appraisal dated January 31, 2009. Furthermore, while there can be no assurance regarding the success of the first mortgage refinancing or its timing, based on preliminary negotiations, the Company currently projects the new first mortgage will provide proceeds of $100 million to $130 million Canadian.
22. Subsequent Events
During January 2009, the Company issued pursuant to a registered public offering 1.6 million common shares under the direct share purchase component of the Company’s Dividend Reinvestment and Direct Share Purchase Plan. These shares were sold at an average price of $23.86 per share and total net proceeds after expenses were approximately $36.8 million. Additionally, during February 2009, the Company issued pursuant to a registered public offering 339 thousand common shares under this plan. These shares were sold at an average price of $22.12 per share and total net proceeds after expenses were approximately $7.5 million.

Entertainment Properties Trust
Schedule II — Valuation and Qualifying Accounts
December 31, 2008

	Balance at	Additions	Deductions	Balance at
Description	December 31, 2007	During 2008	During 2008	December 31, 2008

Reserve for Doubtful Accounts	1,083,000	2,015,000	(833,000)	2,265,000
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

Entertainment Properties Trust
Schedule III — Real Estate and Accumulated Depreciation
December 31, 2008
(Dollars in thousands)

			Initial cost			Gross Amount at December 31, 2008
				Buildings,	Additions (Sales)		Buildings,
				Equipment &	Subsequent to		Equipment &		Accumulated	Date	Depreciation
Description	Market	Encumbrance	Land	improvements	acquisition	Land	improvements	Total	depreciation	acquired	life
Grand 24	Dallas, TX	$4,979	3,060	15,281	—	3,060	15,281	18,341	4,011	11/97	40 years
Mission Valley 20	San Diego, CA	7,859	—	16,028	—	—	16,028	16,028	4,207	11/97	40 years
Promenade 16	Los Angeles, CA	13,754	6,021	22,104	—	6,021	22,104	28,125	5,802	11/97	40 years
Ontario Mills 30	Los Angeles, CA	12,197	5,521	19,450	—	5,521	19,450	24,971	5,106	11/97	40 years
Lennox 24	Columbus, OH	6,194	—	12,685	—	—	12,685	12,685	3,330	11/97	40 years
West Olive 16	St. Louis, MO	5,763	4,985	12,602	—	4,985	12,602	17,587	3,308	11/97	40 years
Studio 30	Houston, TX	12,728	6,023	20,037	—	6,023	20,037	26,060	5,260	11/97	40 years
Huebner Oaks 24	San Antonio, TX	8,141	3,006	13,662	—	3,006	13,662	16,668	3,586	11/97	40 years
First Colony 24	Houston, TX	18,075	—	19,100	67	—	19,167	19,167	5,271	11/97	40 years
Oakview 24	Omaha, NE	18,776	5,215	16,700	59	5,215	16,759	21,974	4,609	11/97	40 years
Leawood 20	Kansas City, MO	14,994	3,714	12,086	43	3,714	12,129	15,843	3,335	11/97	40 years
On The Border	Dallas, TX	565	879	—	—	879	—	879	—	11/97	n/a
Vacant (formerly Bennigans)	Dallas, TX	565	565	—	1,000	565	1,000	1,565	434	11/97	20 years
Vacant (formerly Bennigans)	Houston, TX	426	652	—	750	652	750	1,402	326	11/97	20 years
Texas Land & Cattle	Dallas, TX	426	1,519	—	—	1,519	—	1,519	—	11/97	n/a
Gulf Pointe 30	Houston, TX	25,465	4,304	21,496	76	4,304	21,572	25,876	5,887	2/98	40 years
South Barrington 30	Chicago, IL	26,302	6,577	27,723	98	6,577	27,821	34,398	7,535	3/98	40 years
Mesquite 30	Dallas, TX	21,590	2,912	20,288	72	2,912	20,360	23,272	5,432	4/98	40 years
Hampton Town Center 24	Norfolk, VA	18,758	3,822	24,678	88	3,822	24,766	28,588	6,501	6/98	40 years
Pompano 18	Pompano Beach, FL	10,366	6,771	9,899	2,425	6,771	12,324	19,095	3,210	8/98	40 years
Raleigh Grand 16	Raleigh, NC	6,690	2,919	5,559	—	2,919	5,559	8,478	1,436	8/98	40 years
Paradise 24	Miami, FL	20,899	2,000	13,000	8,512	2,000	21,512	23,512	5,288	11/98	40 years
Aliso Viejo 20	Los Angeles, CA	20,899	8,000	14,000	—	8,000	14,000	22,000	3,500	12/98	40 years
Bosie Stadium 20	Boise, ID	14,983	—	16,003	—	—	16,003	16,003	4,001	12/98	40 years
Texas Roadhouse Grill	Atlanta, GA	565	886	—	—	886	—	886	—	3/99	n/a
Roadhouse Grill	Atlanta, GA	243	868	—	(868)	—	—	—	—	3/99	n/a
Woodridge 18	Chicago, IL	7,170	9,926	8,968	—	9,926	8,968	18,894	2,130	6/99	40 years
Cary Crossroads 20	Cary, NC	7,675	3,352	11,653	155	3,352	11,808	15,160	2,657	6/99	40 years
Tampa Palms 20	Tampa, FL	9,089	6,000	12,809	—	6,000	12,809	18,809	2,909	6/99	40 years
Palms Promenade	San Diego, CA	12,068	7,500	17,750	—	7,500	17,750	25,250	3,957	6/99	40 years
Westminster 24	Denver, CO	12,694	5,850	17,314	—	5,850	17,314	23,164	3,066	12/01	40 years
Westminster Promenade	Denver, CO	6,085	6,204	12,600	6,567	6,204	19,167	25,371	2,993	12/01	40 years
Westbank Palace 10	Westbank, LA	8,079	4,378	12,330	—	4,378	12,330	16,708	2,106	3/02	40 years
Houma Palace 10	Houma, LA	4,544	2,404	6,780	—	2,404	6,780	9,184	1,158	3/02	40 years
Hammond Palace 10	Hammond, LA	4,418	2,404	6,780	(565)	1,839	6,780	8,619	1,158	3/02	40 years
Elmwood Palace 10	Elmwood, LA	11,613	5,264	14,820	—	5,264	14,820	20,084	2,532	3/02	40 years
Clearview Palace 12	Clearview, LA	6,059	—	11,740	—	—	11,740	11,740	2,006	3/02	40 years
Sterling Forum 30	Sterling Heights, MI	14,138	5,975	17,956	3,400	5,975	21,356	27,331	4,113	6/02	40 years
Olathe Studio 30	Olathe, KS	10,100	4,000	15,935	—	4,000	15,935	19,935	2,589	6/02	40 years
Cherrydale 16	Greenville, SC	4,166	1,600	6,400	—	1,600	6,400	8,000	1,040	6/02	40 years
Cherrydale Shops	Greenville, SC	—	60	1,170	—	60	1,170	1,230	190	6/02	40 years
Livonia	Livonia, MI	11,563	4,500	17,525	—	4,500	17,525	22,025	2,811	8/02	40 years
Hoffman 22	Alexandria, VA	11,613	—	22,035	—	—	22,035	22,035	3,443	10/02	40 years
Little Rock Rave	Little Rock, AR	10,271	3,858	7,990	—	3,858	7,990	11,848	1,215	12/02	40 years

Subtotals carried over to next page		$443,547	153,494	554,936	21,879	152,061	578,248	730,309	133,448

Entertainment Properties Trust
Continued Schedule III — Real Estate and Accumulated Depreciation
December 31, 2008
(Dollars in thousands)

			Initial cost			Gross Amount at December 31, 2008
				Buildings,	Additions (Sales)		Buildings,
				Equipment &	Subsequent to		Equipment &		Accumulated	Date	Depreciation
Description	Market	Encumbrance	Land	improvements	acquisition	Land	improvements	Total	depreciation	acquired	life
Subtotal from previous page	n/a	$443,547	153,494	554,936	21,879	152,061	578,248	730,309	133,448	n/a	n/a
AmStar Cinema 16	Macon, GA	6,332	1,982	5,056	—	1,982	5,056	7,038	727	3/03	40 years
Johnny Carino’s	Mesquite, TX	565	789	990	—	789	990	1,779	144	3/03	40 years
Star Southfield Center	Southfield, MI	6,080	8,000	20,518	4,802	8,000	25,320	33,320	4,650	5/03	40 years
Southwind 12	Lawrence, KS	4,669	1,500	3,526	—	1,500	3,526	5,026	492	6/03	40 years
New Roc City	New Rochelle, NY	65,742	6,100	97,601	226	6,100	97,827	103,927	15,578	10/03	40 years
Harbour View Station	Suffolk, VA	5,730	3,256	9,206	—	3,256	9,206	12,462	1,189	11/03	40 years
Columbiana Grande 14	Columbiana, SC	8,029	1,000	10,534	(2,447)	1,000	8,087	9,087	1,085	11/03	40 years
The Grande 18	Hialeah, FL	1,471	7,985	—	—	7,985	—	7,985	—	12/03	n/a
Kanata Centrum	Toronto, Ontario	30,337	10,345	37,728	26,372	10,345	64,100	74,445	6,306	3/04	40 years
Oakville Centrum	Toronto, Ontario	24,792	10,345	24,376	3,923	10,345	28,299	38,644	3,158	3/04	40 years
Mississauga Centrum	Toronto, Ontario	16,575	9,523	18,136	13,290	13,498	27,450	40,948	2,994	3/04	40 years
Whitby Centrum	Toronto, Ontario	19,879	10,509	22,638	16,177	12,488	36,836	49,324	4,605	3/04	40 years
Deer Valley 30	Phoenix, AZ	15,171	4,276	15,934	—	4,276	15,934	20,210	1,892	3/04	40 years
Mesa Grand 24	Phoenix, AZ	15,335	4,446	16,565	—	4,446	16,565	21,011	1,967	3/04	40 years
Hamilton 24	Hamilton, NJ	16,963	4,869	18,143	—	4,869	18,143	23,012	2,154	3/04	40 years
Conroe Grande Theatre	Conroe, TX	4,029	1,836	8,230	—	1,836	8,230	10,066	719	7/04	40 years
Grand Prairie 18	Peoria, IL	3,847	2,948	11,177	—	2,948	11,177	14,125	1,234	7/04	40 years
Lafayette Grand 16	Lafayette, LA	8,910	1,935	8,383	—	—	10,318	10,318	1,155	7/04	40 years
Vland Multi-tenant Retail	Chicago, IL	663	1,936	—	114	2,050	—	2,050	—	7/04	n/a
Stir Crazy	Chicago, IL	663	1,983	900	—	1,983	900	2,883	255	10/04	15 years
Northeast Mall 18	Hurst, TX	14,377	5,000	11,729	1,015	5,000	12,744	17,744	1,308	11/04	40 years
The Grand D’Iberville 14	Biloxi, MS	11,208	2,001	8,043	2,432	2,001	10,475	12,476	948	12/04	40 years
Melbourne 16	Melbourne, FL	5,074	3,817	8,830	320	3,817	9,150	12,967	915	12/04	40 years
Splitz	Westminster, CO	—	—	2,213	335	—	2,548	2,548	250	12/04	40 years
Mayfaire Cinema 16 Plex	Wilmington, NC	7,577	1,650	7,047	—	1,650	7,047	8,697	690	2/05	40 years
RMP Chatanooga 18	Chatanooga, TN	12,357	2,798	11,467	—	2,798	11,467	14,265	1,099	3/05	40 years
Burbank Village	Burbank, CA	34,312	16,584	35,016	2,714	16,584	37,730	54,314	3,313	3/05	40 years
Savannah Land	Savannah, GA	—	2,783	—	5	2,788	—	2,788	—	5/05	n/a
Washington Square	Indianapolis, IN	4,986	1,481	4,565	—	1,481	4,565	6,046	399	6/05	40 years
Etouffee	Southfield, MI	—	—	1,200	54	—	1,254	1,254	103	8/05	40 years
Asahi Sushi Bar	Houston, TX	425	1,482	1,365	(170)	1,237	1,440	2,677	325	8/05	15 years
Hattiesburg Theatre	Hattiesburg, MS	10,117	1,978	7,733	2,432	1,978	10,165	12,143	750	9/05	40 years
Mad River Mountain	Bellefontaine, OH	6,021	5,108	5,994	1,500	5,251	7,351	12,602	879	11/05	40 years
Manchester Stadium 16	Fresno, CA	11,530	7,600	11,613	—	7,600	11,613	19,213	1,009	12/05	40 years
Modesto Stadium 10	Modesto, CA	4,756	2,542	3,910	—	2,542	3,910	6,452	301	12/05	40 years
Sizzler	Arroyo Grande, CA	—	444	534	—	444	534	978	41	12/05	40 years
Arroyo Grande Stadium 10	Arroyo Grande, CA	4,907	2,641	3,810	—	2,641	3,810	6,451	294	12/05	40 years
Auburn Stadium 10	Auburn, CA	6,354	2,178	6,185	—	2,178	6,185	8,363	477	12/05	40 years
Columbia 14	Columbia, MD	4,742	—	12,204	—	—	12,204	12,204	839	3/06	40 years
Firewheel 18	Garland TX	17,133	8,028	14,825	—	8,028	14,825	22,853	1,019	3/06	40 years
Oak Village Cinema 14	Garner, NC	3,554	1,305	6,899	—	1,305	6,899	8,204	460	4/06	40 years
Grand 18	Winston-Salem, NC	4,212	—	12,153	1,925	—	14,078	14,078	880	7/06	40 years

Subtotals carried over to next page		$862,971	318,477	1,061,912	96,898	321,080	1,156,206	1,477,286	200,051

Entertainment Properties Trust
Continued Schedule III — Real Estate and Accumulated Depreciation
December 31, 2008
(Dollars in thousands)

			Initial cost			Gross Amount at December 31, 2008
				Buildings,	Additions (Sales)		Buildings,
				Equipment &	Subsequent to		Equipment &		Accumulated	Date	Depreciation
Description	Market	Encumbrance	Land	improvements	acquisition	Land	improvements	Total	depreciation	acquired	life
Subtotal from previous page	n/a	$862,971	318,477	1,061,912	96,898	321,080	1,156,206	1,477,286	200,051	n/a	n/a
Huntsville 18	Huntsville, AL	7,039	3,508	14,802	—	3,508	14,802	18,310	863	8/06	40 years
Cityplace 14	Kalamazoo, MI	—	5,125	12,216	—	5,125	12,216	17,341	636	12/06	40 years
Bayou 15	Pensacola, FL	5,484	5,316	15,099	—	5,316	15,099	20,415	755	12/06	40 years
Havens Wine Cellars	Yountville, CA	4,765	2,527	4,873	656	2,527	5,529	8,056	456	12/06	40 years
Grand Theatre 16	Slidell, LA	10,635	—	11,499	—	—	11,499	11,499	575	12/06	40 years
Rack & Riddle Winery	Hopland, CA	12,640	1,015	5,724	15,359	1,015	21,083	22,098	684	04/07	40 years
City Center	White Plains, NY	118,917	28,201	130,022	—	28,201	130,022	158,223	5,418	05/07	40 years
Pier Park Grand 16	Panama City Beach, FL	6,570	6,486	11,156	—	6,486	11,156	17,642	442	05/07	40 years
Kalispell Stadium 14	Kalispell, MT	3,420	2,505	7,323	—	2,505	7,323	9,828	244	07/07	40 years
Austell Promenade	Austell, GA	—	1,596	—	—	1,596	—	1,596	—	08/07	n/a
EOS Estate Winery	Pasa Robles, CA	—	1,576	19,725	2,179	2,316	21,164	23,480	880	08/07	40 years
Cosentino Wineries	Pope Valley, Lockeford, and Clements, CA	—	7,370	13,431	—	5,249	15,552	20,801	1,115	08/07	40 years
Four Seasons Station Grand 18	Greensboro, NC	4,942	—	12,606	—	—	12,606	12,606	341	11/07	40 years
Crotched Mountain	Bennington, NJ	—	404	—	—	404	—	404	—	02/08	n/a
Buena Vista	Sonoma, CA	39,272	30,405	30,171	—	30,405	30,171	60,576	948	06/08	40 years
Covey Run	Sunnyside, WA	2,715	112	3,944	—	112	3,944	4,056	49	06/08	40 years
Gary Farrell	Healdsburg, CA	4,212	2,135	4,209	—	2,135	4,209	6,344	53	06/08	40 years
Geyser Peak	Geyserville, CA	28,514	14,353	31,131	—	14,353	31,131	45,484	512	06/08	40 years
Caneros	Sonoma, CA	—	2,772	—	—	2,772	—	2,772	—	06/08	n/a
Glendora 12	Glendora, CA	—	—	10,878	—	—	10,878	10,878	56	10/08	40 years
Mortgage Note Related Encumbrances		150,272	—	—	—	—	—	—	—	n/a	n/a
Development Property		—	30,835	—	—	30,835	—	30,835	—	Various	n/a

Total		$1,262,368	464,718	1,400,721	115,092	465,940	1,514,590	1,980,530	214,078

Entertainment Properties Trust
Schedule III — Real Estate and Accumulated Depreciation (continued)
Reconciliation
(Dollars in thousands)
December 31, 2008

Real Estate:
Reconciliation:
Balance at beginning of the year	$1,849,229
Acquisition and development of rental properties during the year	132,168
Disposition of rental properties during the year	(867)

Balance at close of year	$1,980,530

Accumulated Depreciation
Reconciliation:
Balance at beginning of the year	$177,607
Depreciation during the year	36,471

Balance at close of year	$214,078

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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008. KPMG, LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting.

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
Report of Independent Registered Public Accounting Firm
The Board of Trustees and Shareholders
Entertainment Properties Trust:
We have audited Entertainment Properties Trust’s (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated February 23, 2009 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
KPMG LLP
Kansas City, Missouri
February 23, 2009
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 13, 2009 (the “Proxy Statement”), contains under the captions “Election of Trustees”, “Company Governance”, “Executive Officers”, and “Section 16(a) Beneficial Ownership Reporting Compliance” the information required by Item 10 of this Annual Report on Form 10-K, which information is incorporated herein by this reference.
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
Item 14. Principal Accounting Fees and Services
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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Comprehensive Income for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007, and 2006.

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts

Schedule III — Real Estate and Accumulated Depreciation

(3)	Exhibits

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

ENTERTAINMENT PROPERTIES TRUST
Dated: February 23, 2009	By	/s/ David M. Brain
David M. Brain, President — Chief Executive Officer
(Principal Executive Officer)

Dated: February 23, 2009	By	/s/ Mark A. Peterson
Mark A. Peterson, Vice President — Chief Financial
Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature and Title	Date

/s/ Robert J. Druten	February 23, 2009
Robert J. Druten, Chairman of the Board

/s/ David M. Brain	February 23, 2009
David M. Brain, President, Chief Executive Officer (Principal Executive Officer) and Trustee

/s/ Mark A. Peterson	February 23, 2009
Mark A. Peterson, Vice-President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Morgan G. Earnest, II Morgan G. Earnest, II, Trustee	February 23, 2009

/s/ James A. Olson James A. Olson, Trustee	February 23, 2009

/s/ Barrett Brady Barrett Brady, Trustee	February 23, 2009

Exhibit Index
The Company has incorporated by reference certain exhibits as specified below pursuant to Rule 12b-32 under the Exchange Act

3.1	Amended and Restated Declaration of Trust of the Company, which is attached as Exhibit 3.2 to the Company’s Form 8-K (Commission File No. 001-13561) filed on June 7, 1999, is hereby incorporated by reference as Exhibit 3.1

3.2	Amendment to Amended and Restated Declaration of Trust of the Company, which is attached as Exhibit 3.1 to the Company’s Form 8-K (Commission File No. 001-13561) filed on January 11, 2005, is hereby incorporated by reference as Exhibit 3.2

3.3	Amendment to Amended and Restated Declaration of Trust of Entertainment Properties Trust filed December 19, 2006, which is attached as Exhibit 3.1 to the Company’s Form 8-K (Commission File No. 001-13561) filed December 21, 2006, is hereby incorporated by reference as Exhibit 3.3

3.4	Amendment to Amended and Restated Declaration of Trust of Entertainment Properties Trust filed May 1, 2007, which is attached as Exhibit 3.1 to the Company’s Form 8-K (Commission File No. 001-13561) filed May 4, 2007, is hereby incorporated by reference as Exhibit 3.4

3.5	Articles Supplementary designating the powers, preferences and rights of the 9.50% Series A Cumulative Redeemable Preferred Shares, which is attached as Exhibit 4.4 to the Company’s Form 8-A12B (Commission File No. 001-13561) filed on May 24, 2002, is hereby incorporated by reference as Exhibit 3.5

3.6	Articles Supplementary designating the powers, preferences and rights of the 7.75% Series B Cumulative Redeemable Preferred Shares, which is attached as Exhibit 4.6 to the Company’s Form 8-A12BA (Commission File No. 001-13561) filed on January 14, 2005, and to the Company’s Form 8-K filed on January 14, 2005, is hereby incorporated by reference as Exhibit 3.6

3.7	Articles Supplementary designating the powers, preferences and rights of the 5.75% Series C Cumulative Convertible Preferred Shares, which is attached as Exhibit 3.2 to the Company’s Form 8-K (Commission File No. 001-13561) filed December 21, 2006, is hereby incorporated by reference as Exhibit 3.7

3.8	Articles Supplementary designating the powers, preferences and rights of the 7.375% Series D Cumulative Redeemable Preferred Shares, which is attached as Exhibit 3.2 to the Company’s Form 8-K (Commission File No. 001-13561) filed May 4, 2007, is hereby incorporated by reference as Exhibit 3.8

3.9	Articles Supplementary designating powers, preferences and rights of the 9.0% Series E cumulative convertible preferred shares, which is attached as Exhibit 3.1 to the Company’s Form 8-K (Commission File No. 001-13561) filed on April 2, 2008, is hereby incorporated by reference as Exhibit 3.9.

3.10	Bylaws of the Company, which are attached as Exhibit 3.2 to the Company’s Form 8-K (Commission File No. 001-13561) filed on December 11, 2008, are hereby incorporated by reference as Exhibit 3.10.

4.1	Form of share certificate for common shares of beneficial interest of the Company, which is attached as Exhibit 4.5 to the Company’s Registration Statement on Form S-11, as amended, (Registration No. 333-35281), is hereby incorporated by reference as Exhibit 4.1

4.2	Form of 9.50% Series A Cumulative Redeemable Preferred Share Certificate, which is attached as Exhibit 4.5 to the Company’s Form 8-A12B (Commission File No. 001-13561) filed on May 24, 2002, is hereby incorporated by reference as Exhibit 4.2

4.3	Form of 7.75% Series B Cumulative Redeemable Preferred Share Certificate, which is attached as Exhibit 4.7 to the Company’s Form 8-A12B (Commission File No. 001-13561) filed on January 12, 2005, is hereby incorporated by reference as Exhibit 4.3

4.4	Form of 5.75% Series C Cumulative Convertible Preferred Shares Certificate, which is attached as Exhibit 4.1 to the Company’s Form 8-K (Commission File No. 001-13561) filed December 21, 2006, is hereby incorporated by reference as Exhibit 4.4

4.5	Form of 7.375% Series D Cumulative Redeemable Preferred Shares Certificate, which is attached as Exhibit 4.1 to the Company’s Form 8-K (Commission File No. 001-13561) filed May 4, 2007, is hereby incorporated by reference as Exhibit 4.5

4.6	Form of 9.00% Series E Cumulative Convertible Preferred Shares, which is attached as Exhibit 4.1 to the Company’s Form 8-K (Commission File No. 001-13561) filed on April 2, 2008, is incorporated by reference as Exhibit 4.6.

4.7	Amended and Restated Master Credit Agreement dated January 31, 2006 among 30 West Pershing, LLC, Entertainment Properties Trust, EPR Hialeah, Inc., WestCol Center, LLC, EPT Melbourne, Inc. and KeyBank National Association as Administrative Agent and Lender, KeyBanc Capital Markets as Sole Lead Arranger and Sole Book Manager, Royal Bank of Canada as Syndication Agent, JP Morgan Chase Bank, N.A. as Documentation Agent and the other Lenders party thereto, which is attached as Exhibit 10.1 to the Company’s Form 8-K/A (Commission File No. 001-13561) filed March 15, 2006, is hereby incorporated by reference as Exhibit 4.7

4.8	Amendment No. 1 to Amended and Restated Master Credit Agreement dated April 18, 2007 among 30 West Pershing, LLC, EPR Hialeah, Inc., WestCol Center, LLC, EPT Melbourne, Inc., Entertainment Properties Trust and the Lenders, KeyBank National Association as Administrative Agent and KeyBanc Capital Markets as Sole Lead Arranger and Sole Book Manager, which is attached as Exhibit 10.1 to the Company’s Form 8-K (Commission File No. 001-13561) filed April 20, 2007, is hereby incorporated by reference as Exhibit 4.8

4.9	Master Credit Agreement, dated as of October 26, 2007, among Entertainment Properties Trust, EPT 301, LLC, KeyBank National Association, as Administrative Agent and Lender, KeyBanc Capital Markets, as Sole Lead Arranger and Sole Book Manager, and the other lenders party thereto and Morgan Stanley Bank, as documentation agent thereto, which is attached as Exhibit 4.1 to the Company’s Form 8-K (Commission File No. 001-13561) filed on October 31, 2007, is hereby incorporated by reference as Exhibit 4.9

4.10	Collateral Pledge and Security Agreement, dated as of October 26, 2007, by and between Entertainment Properties Trust and KeyBank National Association, individually and as administrative agent for itself and the lenders under the Master Credit Agreement dated October 26, 2007, which is attached as Exhibit 4.2 to the Company’s Form 8-K (Commission File No. 001-13561) filed on October 31, 2007, is hereby incorporated by reference as Exhibit 4.10

4.11	Registration Rights Agreement among Entertainment Properties Trust, Whitby Centrum Limited Partnership, Oakville Centrum Limited Partnership, Kanata Centrum Limited Partnership, Courtney Square Limited Partnership and 2041197 Ontario Ltd., dated February 24, 2004, which is attached as Exhibit 10.10 to the Company’s Form 8-K/A (Commission File No. 001-13561) filed on March 16, 2004, is hereby incorporated by reference as Exhibit 4.11

4.12	Agreement Regarding Ownership Limit Waiver between the Company and Cohen & Steers Capital Management, Inc., which is attached as Exhibit 4.7 to the Company’s Form 8-K (Commission File No. 001-13561) filed on January 19, 2005, is hereby incorporated by reference as Exhibit 4.12

4.13	Agreement Regarding Ownership Limit Waiver between the Company and ING Clarion Real Estate Securities , which is attached as Exhibit 4.1 to the Company’s Form 8-K (Commission File No. 001-13561) filed on May 14, 2007, is hereby incorporated by reference as Exhibit 4.13

10.1	Mississauga Entertainment Centrum Agreement dated November 14, 2003 among Courtney Square Ltd., EPR North Trust and Entertainment Properties Trust, which is attached as Exhibit 10.1 to the Company’s Form 8-K (Commission File No. 001-13561) filed March 15, 2004, is hereby incorporated by reference as Exhibit 10.1

10.2	Oakville Entertainment Centrum Agreement dated November 14, 2003 among Penex Winston Ltd., EPR North Trust and Entertainment Properties Trust, which is attached as Exhibit 10.2 to the Company’s Form 8-K (Commission File No. 001-13561) filed March 15, 2004, is hereby incorporated by reference as Exhibit 10.2

10.3	Whitby Entertainment Centrum Agreement dated November 14, 2003 among Penex Whitby Ltd., EPR North Trust and Entertainment Properties Trust, which is attached as Exhibit 10.3 to the Company’s Form 8-K (Commission File No. 001-13561) filed March 15, 2004, is hereby incorporated by reference as Exhibit 10.3

10.4	Kanata Entertainment Centrum Agreement dated November 14, 2003 among Penex Kanata Ltd., Penex Main Ltd., EPR North Trust and Entertainment Properties Trust, which is attached as Exhibit 10.4 to the Company’s Form 8-K (Commission File No. 001-13561) filed March 15, 2004, is hereby incorporated by reference as Exhibit 10.4

10.5	Amending Agreements among Courtney Square Ltd., EPR North Trust and Entertainment Properties Trust, which are attached as Exhibit 10.5 to the Company’s

Form 8-K (Commission File No. 001-13561) filed March 15, 2004, are hereby incorporated by reference as Exhibit 10.5

10.6	Amending Agreements among Penex Winston Ltd., EPR North Trust and Entertainment Properties Trust, which are attached as Exhibit 10.6 to the Company’s Form 8-K (Commission File No. 001-13561) filed March 15, 2004, are hereby incorporated by reference as Exhibit 10.6

10.7	Amending Agreements among Penex Whitby Ltd., EPR North Trust and Entertainment Properties Trust, which are attached as Exhibit 10.7 to the Company’s Form 8-K (Commission File No. 001-13561) filed March 15, 2004, are hereby incorporated by reference as Exhibit 10.7

10.8	Amending Agreements among Penex Kanata Ltd., Penex Main Ltd., EPR North Trust and Entertainment Properties Trust, which are attached as Exhibit 10.8 to the Company’s Form 8-K (Commission File No. 001-13561) filed March 15, 2004, are hereby incorporated by reference as Exhibit 10.8

10.9	Note Purchase Agreement dated February 24, 2004 among Entertainment Properties Trust and Courtney Square Limited Partnership, Whitby Centrum Limited Partnership, Oakville Centrum Limited Partnership and Kanata Centrum Limited Partnership, which is attached as Exhibit 10.9 to the Company’s Form 8-K (Commission File No. 001-13561) filed March 15, 2004, is hereby incorporated by reference as Exhibit 10.9

10.10	Form of Indemnification Agreement entered into between the Company and each of its trustees and officers, which is attached as Exhibit 10.8 to Amendment No. 1, filed October 28, 1997, to the Company’s Registration Statements on Form S-11 (Registration No. 333-35281), is hereby incorporated by reference as exhibit 10.10

10.11	Form of Indemnification Agreement, which is attached as Exhibit 10.2 to the Company’s Form 8-K (Commission File No. 001-13561) filed on May 14, 2007, is hereby incorporated by reference as Exhibit 10.11

10.12	Deferred Compensation Plan for Non-Employee Trustees, which is attached as Exhibit 10.10 to Amendment No. 2, filed November 5, 1997, to the Company’s Registration Statement on Form S-11 (Registration No. 333-35281), is hereby incorporated by reference as Exhibit 10.12

10.13	Annual Incentive Program, which is attached as Exhibit 10.11 to Amendment No. 2, filed November 5, 1997, to the Company’s Registration Statement on Form S-11 (Registration No. 333-35281), is hereby incorporated by reference as Exhibit 10.13

10.14	First Amended and Restated 1997 Share Incentive Plan included as Appendix D to the Company’s definitive proxy statement filed April 8, 2004 (Commission File No. 001-13561), is hereby incorporated by reference as Exhibit 10.14

10.15	Form of 1997 Share Incentive Plan Restricted Shares Award Agreement, which is attached as Exhibit 10.14 to the Company’s Form 10-K (Commission File No. 001-13561) filed February 28, 2007, is hereby incorporated by reference as Exhibit 10.15

10.16	Form of Option Certificate Issued Pursuant to Entertainment Properties Trust 1997 Share Incentive Plan, which is attached as Exhibit 10.15 to the Company’s Form 10-K (Commission File No. 001-13561) filed February 28, 2007, is hereby incorporated by reference as Exhibit 10.16

10.17	2007 Equity Incentive Plan, which is attached as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-142831) filed on May 11, 2007, is hereby incorporated by reference as Exhibit 10.17

10.18	Form of 2007 Equity Incentive Plan Nonqualified Share Option Agreement for Employee Trustees, which is attached as Exhibit 10.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-142831) filed on May 11, 2007, is hereby incorporated by reference as Exhibit 10.18

10.19	Form of 2007 Equity Incentive Plan Nonqualified Share Option Agreement for Non-Employee Trustees, which is attached as Exhibit 10.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-142831) filed on May 11, 2007, is hereby incorporated by reference as Exhibit 10.19

10.20	Form of 2007 Equity Incentive Plan Restricted Shares Agreement for Employees, which is attached as Exhibit 10.4 to the Company’s Registration Statement on Form S-8 (Registration No. 333-142831) filed on May 11, 2007, is hereby incorporated by reference as Exhibit 10.20

10.21	Form of 2007 Equity Incentive Plan Restricted Shares Agreement for Non-Employee Trustees, which is attached as Exhibit 10.5 to the Company’s Registration Statement on Form S-8 (Registration No. 333-142831) filed on May 11, 2007, is hereby incorporated by reference as Exhibit 10.21

10.22*	Employment Agreement, entered into as of February 28, 2007, by Entertainment Properties Trust and David M. Brain, which is attached as Exhibit 10.16 to the Company’s Form 10-K (Commission File No. 001-13561) filed February 28, 2007, is hereby incorporated by reference as Exhibit 10.22

10.23*	Employment Agreement, entered into as of February 28, 2007, by Entertainment Properties Trust and Gregory K. Silvers, which is attached as Exhibit 10.17 to the Company’s Form 10-K (Commission File No. 001-13561) filed February 28, 2007, is hereby incorporated by reference as Exhibit 10.23

10.24*	Employment Agreement, entered into as of February 28, 2007, by Entertainment Properties Trust and Mark A. Peterson, which is attached as Exhibit 10.18 to the Company’s Form 10-K (Commission File No. 001-13561) filed February 28, 2007, is hereby incorporated by reference as Exhibit 10.24

10.25*	Employment Agreement, entered into as of February 28, 2007, by Entertainment Properties Trust and Michael L. Hirons, which is attached as Exhibit 10.19 to the Company’s Form 10-K (Commission File No. 001-13561) filed February 28, 2007, is hereby incorporated by reference as Exhibit 10.25

10.26	Form of Loan Agreement, dated as of June 29, 1998, between EPT DownREIT II, Inc.,

as Borrower, and Archon Financial, L.P., as Lender, which is attached as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (Commission File No. 001-13561), is hereby incorporated by reference as Exhibit 10.26

10.27	Limited Partnership Interest Purchase Agreement, dated October 27, 2003, among EPT New Roc GP, Inc., EPT New Roc, LLC, LRC Industries, Inc., DKH — New Roc Associates, L.P., LC New Roc Inc. and New Roc Associates, L.P., which is attached as Exhibit 10.1 to the Company’s Form 8-K dated October 27, 2003 and filed November 12, 2003 (Commission File No. 001-13561), is hereby incorporated by reference as Exhibit 10.27

10.28	Second Amended and Restated Agreement of Limited Partnership of New Roc Associates, L.P., which is attached as Exhibit 10.2 to the Company’s Form 8-K filed November 12, 2003 (Commission File No. 001-13561), is hereby incorporated by reference as Exhibit 10.28

10.29	Loan Agreement, dated February 27, 2003, among Flik, Inc., as Borrower, EPT DownREIT, Inc., as Indemnitor, and Secore Financial Corporation, as Lender, which is attached as Exhibit 10.21 to the Company’s Form 8-K filed March 4, 2003 (Commission File No. 001-13561), is hereby incorporated by reference as Exhibit 10.29

10.30	Agreement with Fred L. Kennon which is attached as Exhibit 10.1 to the Company’s Form 10-Q (Commission File No. 001-13561) filed August 3, 2006, is hereby incorporated by reference as Exhibit 10.30

10.31	Entertainment Properties Trust 2007 Equity Incentive Plan, as amended, which is attached as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (Commission File No. 333-142831) filed May 11, 2007, is hereby incorporated by reference as Exhibit 10.31

12.1	Computation of Ratio of Earnings to Fixed Charges is attached hereto as Exhibit 12.1

12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Distributions is attached hereto as Exhibit 12.2

21	The list of the Company’s Subsidiaries is attached hereto as Exhibit 21

23	Consent of KPMG LLP is attached hereto as Exhibit 23

31.1	Certification of David M. Brain pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached hereto as Exhibit 31.1

31.2	Certification of Mark A. Peterson pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached hereto as Exhibit 31.2

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is attached hereto as Exhibit 32.1

32.2	Certification by Chief Financial Officer pursuant to 18 USC 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is attached hereto as Exhibit 32.2

*	Management Contracts