Form 10-Q
period 2009-03-31
ENTERTAINMENT PROPERTIES TRUST
filed 2009-05-07
CIK 1045450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
(816) 472-1700
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At May 6, 2009, there were 34,949,847 common shares of beneficial interest outstanding.

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
These forward-looking statements represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. For further discussion of these factors see “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on February 24, 2009 and to the extent applicable, our Quarterly Reports on Form 10-Q.
For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q or the date of any document incorporated by reference herein. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
ENTERTAINMENT PROPERTIES TRUST
Consolidated Balance Sheets
(Dollars in thousands except share data)

	March 31, 2009	December 31, 2008
	(Unaudited)
Assets
Rental properties, net of accumulated depreciation of $223,503 and $214,078 at March 31, 2009 and December 31, 2008, respectively	$1,727,424	$1,735,617
Property under development	27,324	30,835
Mortgage notes and related accrued interest receivable	515,455	508,506
Investment in a direct financing lease, net	167,003	166,089
Investment in joint ventures	2,482	2,493
Cash and cash equivalents	13,504	50,082
Restricted cash	8,327	10,413
Intangible assets, net	10,746	12,400
Deferred financing costs, net	10,268	10,741
Accounts and notes receivable, net	77,091	73,312
Other assets	42,474	33,437

Total assets	$2,602,098	$2,633,925

Liabilities and Shareholders’ Equity

Liabilities:
Accounts payable and accrued liabilities	$27,684	$35,665
Common dividends payable	22,716	27,377
Preferred dividends payable	7,552	7,552
Unearned rents and interest	6,333	8,312
Long-term debt	1,201,117	1,262,368

Total liabilities	1,265,402	1,341,274

Shareholders’ equity:
Common Shares, $.01 par value; 50,000,000 shares authorized; and 35,846,456 and 33,734,181 shares issued at March 31 , 2009 and December 31, 2008, respectively	358	337
Preferred Shares, $.01 par value; 25,000,000 shares authorized;
3,200,000 Series B shares issued at March 31, 2009 and December 31, 2008; liquidation preference of $80,000,000	32	32
5,400,000 Series C convertible shares issued at March 31, 2009 and December 31, 2008; liquidation preference of $135,000,000	54	54
4,600,000 Series D shares issued at March 31, 2009 and December 31, 2008; liquidation preference of $115,000,000	46	46
3,450,000 Series E convertible shares issued at March 31, 2009 and December 31, 2008; liquidation preference of $86,250,000	35	35
Additional paid-in-capital	1,387,568	1,339,798
Treasury shares at cost: 900,649 and 860,084 common shares at March 31, 2009 and December 31, 2008, respectively	(27,559)	(26,357)
Loans to shareholders	(1,925)	(1,925)
Accumulated other comprehensive income	(2,202)	(6,169)
Distributions in excess of net income	(33,593)	(28,417)

Entertainment Properties Trust shareholders’ equity	1,322,814	1,277,434

Noncontrolling interests	13,882	15,217
Shareholders’ equity	1,336,696	1,292,651

Total liabilities and shareholders’ equity	$2,602,098	$2,633,925

See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST
Consolidated Statements of Income
(Unaudited)
(Dollars in thousands except per share data)

	Three Months Ended March 31,
	2009	2008
Rental revenue	$50,411	$49,122
Tenant reimbursements	4,635	5,672
Other income	1,140	711
Mortgage and other financing income	10,518	10,354

Total revenue	66,704	65,859

Property operating expense	8,019	7,027
Other expense	618	936
General and administrative expense	4,125	4,413
Interest expense, net	17,437	17,468
Depreciation and amortization	12,629	10,672

Income before equity in income from joint ventures and discontinued operations	23,876	25,343

Equity in income from joint ventures	219	1,282

Income from continuing operations	$24,095	$26,625

Loss from discontinued operations	—	(10)

Net income	24,095	26,615

Add: Net loss attributable to noncontrolling interests	1,234	507

Net income attributable to Entertainment Properties Trust	25,329	27,122

Preferred dividend requirements	(7,552)	(5,611)

Net income available to common shareholders of Entertainment Properties Trust	$17,777	$21,511

Per share data attributable to Entertainment Properties Trust common shareholders:
Basic earnings per share data:
Income from continuing operations available to common shareholders	$0.52	$0.76
Income from discontinued operations	—	—

Net income available to common shareholders	$0.52	$0.76

Diluted earnings per share data:
Income from continuing operations available to common shareholders	$0.52	$0.76
Income from discontinued operations	—	—

Net income available to common shareholders	$0.52	$0.76

Shares used for computation (in thousands):
Basic	34,363	28,125
Diluted	34,363	28,407

Dividends per common share	$0.65	$0.84

See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST
Consolidated Statement of Changes in Shareholders’ Equity
Three Months Ended March 31, 2009
(Unaudited)
(Dollars in thousands)

	Entertainment Properties Trust Shareholders
								Accumulated
					Additional			other	Distributions
	Common Stock		Preferred Stock		paid-in	Treasury	Loans to	comprehensive	in excess of	Noncontrolling
	Shares	Par	Shares	Par	capital	shares	shareholders	income	net income	Interests	Total
Balance at December 31, 2008	33,734	$337	16,650	$167	$1,339,798	$(26,357)	$(1,925)	$(6,169)	$(28,417)	$15,217	$1,292,651
Issuance of nonvested shares, including nonvested shares issued for the payment of bonuses	218	2	—	—	2,413	—	—	—	—	—	2,415
Amortization of nonvested shares	—	—	—	—	828	—	—	—	—	—	828
Share option expense	—	—	—	—	166	—	—	—	—	—	166
Foreign currency translation adjustment	—	—	—	—	—	—	—	(7,666)	—	—	(7,666)
Change in unrealized gain/loss on derivatives	—	—	—	—	—	—	—	11,633	—	—	11,633
Net income	—	—	—	—	—	—	—	—	25,329	(1,234)	24,095
Purchase of 40,565 common shares for treasury	—	—	—	—	—	(1,202)	—	—	—	—	(1,202)
Issuances of common shares, net of costs of $227 thousand	1,894	19	—	—	44,363	—	—	—	—	—	44,382
Dividends to common and preferred shareholders	—	—	—	—	—	—	—	—	(30,505)	—	(30,505)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	(101)	(101)

Balance at March 31, 2009	35,846	$358	16,650	$167	$1,387,568	$(27,559)	$(1,925)	$(2,202)	$(33,593)	$13,882	$1,336,696

See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST
Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2009	2008
Net income	$24,095	$26,615
Other comprehensive income (loss):
Foreign currency translation adjustment	(7,666)	(8,143)
Change in unrealized gain (loss) on derivatives	11,633	1,739

Comprehensive income	28,062	20,211
Comprehensive income attributable to the noncontrolling interests	1,234	507

Comprehensive income attributable to Entertainment Properties Trust	$29,296	$20,718

See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2009	2008
Operating activities:
Net income	$24,095	$26,615
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	—	10
Equity in income from joint ventures	(219)	(1,282)
Distributions from joint ventures	243	1,486
Depreciation and amortization	12,629	10,672
Amortization of deferred financing costs	756	800
Share-based compensation expense to management and trustees	1,077	996
Decrease in restricted cash	1,008	1,294
Decrease (increase) in mortgage notes accrued interest receivable	403	(4,844)
Increase in accounts and notes receivable	(118)	(1,357)
Increase in direct financing lease receivable	(914)	—
Increase in other assets	(2,239)	(2,307)
Decrease in accounts payable and accrued liabilities	(731)	(1,821)
Decrease in unearned rents	(669)	(4,188)

Net operating cash provided by continuing operations	35,321	26,074
Net operating cash used by discontinued operations	—	(10)

Net cash provided by operating activities	35,321	26,064

Investing activities:
Acquisition of rental properties and other assets	(1,583)	(3,904)
Investment in mortgage notes receivable	(10,856)	(12,299)
Investment in promissory notes receivable	(3,858)	(10,150)
Additions to properties under development	(4,881)	(4,554)

Net cash used in investing activities	(21,178)	(30,907)

Financing activities:
Proceeds from long-term debt facilities	4,006	51,153
Principal payments on long-term debt	(62,123)	(22,102)
Deferred financing fees paid	(318)	(833)
Net proceeds from issuance of common shares	44,354	71
Impact of stock option exercises, net	—	(127)
Purchase of common shares for treasury	(1,202)	(777)
Distributions paid to noncontrolling interests	(101)	—
Dividends paid to shareholders	(35,138)	(26,955)

Net cash provided (used) by financing activities	(50,522)	430
Effect of exchange rate changes on cash	(199)	(186)

Net decrease in cash and cash equivalents	(36,578)	(4,599)
Cash and cash equivalents at beginning of the period	50,082	15,170

Cash and cash equivalents at end of the period	$13,504	$10,571

Supplemental information continued on next page.

ENTERTAINMENT PROPERTIES TRUST
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)
Continued from previous page.

	Three Months Ended March 31,
	2009	2008
Supplemental schedule of non-cash activity:
Transfer of property under development to rental property	$8,730	$6,138
Issuance of nonvested shares at fair value, including nonvested shares issued for payment of bonuses	$3,978	$5,696
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$17,330	$16,961
Cash paid during the period for income taxes	$119	$256
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
2. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. In addition, operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
The Company consolidates certain entities if it is deemed to be the primary beneficiary in a variable interest entity (VIE), as defined in Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 46(R), “Consolidation of Variable Interest Entities” (FIN 46R). The equity method of accounting is applied to entities in which the Company is not the primary beneficiary as defined in FIN 46R, or does not have effective control, but can exercise influence over the entity with respect to its operations and major decisions.
In December 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS No. 160), effective for fiscal years beginning on or after December 15, 2008. The Company has adopted SFAS No. 160 effective January 1, 2009. Per SFAS No. 160, noncontrolling interest is the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. The ownership interests in the subsidiary that are held by owners other than the parent are noncontrolling interests. Under SFAS No. 160, such noncontrolling interests are reported on the consolidated balance sheets within equity, separately from the Company’s equity. On the consolidated statements of income, revenues, expenses and net income or loss from less-than-wholly-owned subsidiaries are reported at the consolidated amounts, including both the amounts attributable to the Company and noncontrolling interests. Consolidated statements of changes in shareholder’s equity are included for both quarterly and annual financial statements, including beginning balances, activity for the period and ending balances for shareholders’ equity, noncontrolling interests and total equity.

The consolidated balance sheet as of December 31, 2008 has been derived from the audited consolidated balance sheet at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (SEC) on February 24, 2009.
Revenue Recognition
Rents that are fixed and determinable are recognized on a straight-line basis over the minimum terms of the leases. Base rent escalation on leases that are dependent upon increases in the Consumer Price Index (CPI) is recognized when known. Straight-line rent receivable is included in accounts receivable and was $23.2 million and $23.1 million at March 31, 2009 and December 31, 2008, respectively. In addition, most of the Company’s tenants are subject to additional rents if gross revenues of the properties exceed certain thresholds defined in the lease agreements (percentage rents). Percentage rents are recognized at the time when specific triggering events occur as provided by the lease agreements. Percentage rents of $438 thousand and $576 thousand were recognized for the three months ended March 31, 2009 and 2008, respectively. Lease termination fees are recognized when the related leases are canceled and the Company has no obligation to provide services to such former tenants. No termination fees were recognized during the three months ended March 31, 2009 and 2008.
Direct financing lease income is recognized on the effective interest method to produce a level yield on funds not yet recovered. Estimated unguaranteed residual values at the date of lease inception represent management’s initial estimates of fair value of the leased assets at the expiration of the lease, not to exceed original cost. Significant assumptions used in estimating residual values include estimated net cash flows over the remaining lease term and expected future real estate values. The estimated unguaranteed residual value is reviewed on an annual basis to determine if there are other than temporary impairments. The Company evaluates the collectibility of its direct financing lease receivable and unguaranteed residual value to determine whether they are impaired. A receivable is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. When a receivable is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the receivable’s effective interest rate or to the value of the underlying collateral if the receivable is collateralized.
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
The Company applies SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, for the recognition and measurement of impairment of long-lived assets to be held and used. Management reviews a property for impairment whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. The review of recoverability is based on an estimate of undiscounted future cash flows expected to result from its use and eventual disposition. If impairment exists due to the inability to recover the carrying value of the property, an impairment loss is recorded to the extent that the carrying value of the property exceeds its estimated fair value.
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
Concentrations of Risk
American Multi-Cinema, Inc. (AMC) is the lessee of a substantial portion (51%) of the megaplex theatre rental properties held by the Company (including joint venture properties) at March 31, 2009 as a result of a series of sale leaseback transactions pertaining to a number of AMC megaplex theatres. A substantial portion of the Company’s rental revenues (approximately $24.1 million or 48% and $24.4 million or 50% for the three months ended March 31, 2009 and 2008, respectively) result from the rental payments by AMC under the leases, or its parent, AMC Entertainment, Inc. (AMCE), as the guarantor of AMC’s obligations under the leases. AMCE had total assets of $3.8 billion and $4.1 billion, total liabilities of $2.7 billion and $2.7 billion and total stockholders’ equity of $1.1 billion and $1.4 billion at April 3, 2008 and March 29, 2007, respectively. AMCE had net earnings of $43.4 million for the fifty-three weeks ended April 3, 2008 and $134.1 million for the fifty-two weeks ended March 29, 2007. In addition, AMCE has total assets of $3.6 billion, total liabilities of $2.6 billion and total stockholders’ equity of $1.0 billion as of January 1, 2009 and AMCE had a net loss of $67.5 million for the 39 weeks ended January 1, 2009. AMCE has publicly held debt and accordingly, its consolidated financial information is publicly available.
For the three months ended March 31, 2009 and 2008, respectively, approximately $8.3 million, or 12%, and $9.7 million, or 15%, of total revenue was derived from the Company’s four entertainment retail centers in Ontario, Canada. For the three months ended March 31, 2008, $14.0 million, or 21%, of our total revenue was derived from the Company’s four entertainment retail centers in Ontario, Canada combined with the mortgage financing interest related to the Company’s mortgage note receivable held in Canada and initially funded on June 1, 2005. For the three months ended March 31, 2009, no mortgage financing interest income was recognized related to the Company’s mortgage note receivable held in Canada as further described in Note 4. The Company’s wholly owned subsidiaries that hold the Canadian entertainment retail centers, third party debt and mortgage note receivable represent approximately $215.3 million or 16% and $219.5 million or 17% of the Company’s net assets as of March 31, 2009 and December 31, 2008, respectively.

Share-Based Compensation
Share-based compensation is issued to employees of the Company and non-employee Trustees pursuant to the Annual Incentive Program and the Long-Term Incentive Plan. Prior to May 9, 2007, all common shares and options to purchase common shares (share options) were issued under the 1997 Share Incentive Plan. The 2007 Equity Incentive Plan was approved by shareholders at the May 9, 2007 annual meeting and this plan replaced the 1997 Share Incentive Plan. Accordingly, all common shares and options to purchase common shares granted on or after May 9, 2007 are issued under the 2007 Equity Incentive Plan.
The Company accounts for share based compensation under the SFAS No. 123R “Share-Based Payment” (SFAS No. 123R). Share based compensation expense consists of share option expense, amortization of nonvested share grants and shares issued to non-employee Trustees for payment of their annual retainers. Share based compensation is included in general and administrative expense in the accompanying consolidated statements of income, and totaled $1.1 million and $996 thousand for the three months ended March 31, 2009 and 2008, respectively.
Share Options
Share options are granted to employees pursuant to the Long-Term Incentive Plan and to non-employee Trustees for their service to the Company. The fair value of share options granted is estimated at the date of grant using the Black-Scholes option pricing model. Share options granted to employees vest over a period of five years and share option expense for these options is recognized on a straight-line basis over the vesting period, except for those unvested options held by a retired executive which were fully expensed as of June 30, 2006. Share options granted to non-employee Trustees vest immediately but may not be exercised for a period of one year from the grant date. Share option expense for non-employee Trustees is recognized on a straight-line basis over the year of service by the non-employee Trustees.
The expense related to share options included in the determination of net income for the three months ended March 31, 2009 and 2008 was $166 thousand and $113 thousand, respectively. The following assumptions were used in applying the Black-Scholes option pricing model at the grant dates: risk-free interest rate of 2.7% and 3.2% for the three months ended March 31, 2009 and 2008, respectively, dividend yield of 6.5% and 6.7% for the three months ended March 31, 2009 and 2008, respectively, volatility factors in the expected market price of the Company’s common shares of 31.4% and 23.2% for the three months ended March 31, 2009 and 2008, respectively, no expected forfeitures and an expected life of eight years. The Company uses historical data to estimate the expected life of the option and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Additionally, expected volatility is computed based on the average historical volatility of the Company’s publicly traded shares.
Nonvested Shares Issued to Employees
The Company grants nonvested shares to employees pursuant to both the Annual Incentive Program and the Long-Term Incentive Plan. The Company amortizes the expense related to the nonvested shares awarded to employees under the Long-Term Incentive Plan and the premium awarded under the nonvested share alternative of the Annual Incentive Program on a straight-line basis over the future vesting period (three or five years). Total expense recognized related to all nonvested shares was $828 thousand and $795 thousand for the three months ended March 31, 2009 and 2008, respectively.
Shares Issued to Non-Employee Trustees
The Company issues shares to non-employee Trustees for payment of their annual retainers. These shares vest immediately but may not be sold for a period of one year from the grant date. This expense is amortized by the Company on a straight-line basis over the year of service by the non-employee Trustees. Total expense recognized related to shares issued to non-employee Trustees was $83 thousand and $88 thousand for the three months ended March 31, 2009 and 2008, respectively.
Derivative Instruments
The Company has acquired certain derivative instruments to reduce exposure to fluctuations in foreign currency exchange rates and variable rate interest rates. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. These derivatives consist of foreign currency forward contracts, cross currency swaps and interest rate swaps.
SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS No. 161), amends and expands the disclosure requirements of FASB Statement No. 133 (SFAS No. 133) with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.
As required by SFAS No. 133, the Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting under SFAS No. 133.
Reclassifications
Certain reclassifications have been made to the prior period amounts to conform to the current period presentation.

3. Rental Properties
The following table summarizes the carrying amounts of rental properties as of March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009	December 31, 2008
	(Unaudited)
Buildings and improvements	$1,454,860	$1,452,500
Furniture, fixtures & equipment	62,565	62,090
Land	433,502	435,105

	1,950,927	1,949,695
Accumulated depreciation	(223,503)	(214,078)

Total	$1,727,424	$1,735,617

Depreciation expense on rental properties was $10.7 million and $9.3 million for the three months ended March 31, 2009 and 2008, respectively.
4. Investments in Mortgage Notes and Notes Receivable
During the three months ended March 31, 2009, the Company advanced $10.1 million under its secured first mortgage loan agreement with SVV I, LLC for the development of a water-park anchored entertainment village in Kansas City, Kansas. On May 6, 2009, the Company reduced its commitment on this project from $175.0 million to $163.5 million and added to its collateral position by placing a mortgage on the two other water-parks, located in New Braunfels and South Padre Island, Texas, owned and operated by the entities controlled by the principals of SVVI, LLC. The mortgage note on the property in Kansas City, Kansas and the mortgage note on the Texas properties have cross-default and cross-collateral provisions. Per the mortgage on the Texas properties, only a seasonal line of credit secured by the Texas parks totaling not more than $5 million at any time ranks superior to the Company’s collateral position. Furthermore, the interest rate will increase from LIBOR plus 350 basis points to 7% upon the Kansas park opening, but not later than July 4, 2009, and the loan was extended from September 30, 2012 to May 1, 2019. Interest income will continue to be recognized on the accrual basis. SVVI, LLC will be required to fund a debt service reserve for off-season fixed payments (those due from September to May). The reserve is to be funded by equal monthly installments during the months of June, July and August. The Company also will receive a percentage of revenue from all three parks after certain threshold levels are achieved that may increase the return on the Company’s invested capital from 7% to as high as 10%. Through March 31, 2009, the Company has funded approximately $144.4 million on the mortgage notes.
On January 26, 2009, a wholly-owned subsidiary of the Company entered into a credit agreement with Rb Wine Associates, LLC to provide a $2 million revolving credit facility that matures on January 1, 2010. This note is secured by certain pledge agreements and other collateral. Interest accrues on the outstanding principal balance at an annual rate of 15%. Interest is payable monthly at an annual rate of 9.25% and the remaining accrued but unpaid interest and principal is due at maturity. During the three months ended March 31, 2009, the Company advanced $1.1 million under this agreement.

On February 6, 2009, a wholly-owned subsidiary of the Company invested an additional $950 thousand Canadian (CAD) ($768 thousand U.S.) in the mortgage note receivable from Metropolis Limited Partnership (the Partnership) related to the construction of Toronto Life Square, a 13 level entertainment retail center in downtown Toronto that was completed in May 2008 for a total cost of approximately CAD $330 million. This advance has a stated maturity of June 2, 2010 and bears interest at 15%. Additionally, as of March 31, 2009, the Company had posted irrevocable stand-by letters of credit related to this project totaling $7.6 million which are expected to be cancelled or drawn upon during 2009. The carrying value of this mortgage note receivable at March 31, 2009 was CAD $126.8 million ($100.6 million U.S.), which includes related accrued interest receivable on both the note and the letters of credit of CAD $45.5 million ($36.1 million U.S.). The loan is denominated in Canadian dollars and is secured by Toronto Life Square. On March 2, 2009, the Company’s 25% principal payment and all accrued interest to date on the second mortgage note receivable from the Partnership came due.
A group of banks (the bank syndicate) has provided first mortgage construction financing to the Partnership totaling approximately CAD $119.0 million ($94.3 million U.S.) as of March 31, 2009. The bank syndicate’s first mortgage was due February 27, 2009. An additional extension was not executed during the three months ended March 31, 2009 for either the bank’s first mortgage or amounts due under the Company’s second mortgage. In April 2009, the Company and the bank syndicate elected to pursue a receivership after it became apparent that a restructuring of the existing equity interests was no longer possible. On April 27, 2009, the court appointed a receiver who will now oversee the sale of the property. As a result of this process, the Company could become the owner of the property if it is the highest bidder or alternatively, could settle its mortgage note receivable with the proceeds from a higher bidder. The Company is currently negotiating a refinancing of the first mortgage should it be the highest bidder for the property. While there can be no assurance regarding the success of the first mortgage refinancing or its timing, based on preliminary negotiations, the Company currently estimates a new first mortgage loan would provide proceeds of CAD $100 to $120 million. If the Company becomes the owner through the sale process, the Company expects to consolidate the financial results of the property subsequent to the purchase.
The Company has evaluated its mortgage note receivable in accordance with the provisions of SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” (SFAS No. 114). Because repayment of the mortgage note receivable did not meet the contractual terms of the agreement, the Company has determined the loan is impaired and has ceased accruing interest income as of January 1, 2009 on the loan for book purposes. Accordingly, no interest income was recognized for the three months ended March 31, 2009 and no interest income will be recognized in future periods unless collected from a third party buyer through the sale process. Interest income recognized on this loan for the three months ended March 31, 2008 was CAD $4.3 million ($4.3 million U.S.). Furthermore, management of the Company reviewed the fair market value of the property at March 31, 2009, taking into account an independent appraisal of CAD $277.0 million dated January 31, 2009 and changes in conditions from February 1, 2009 to March 31, 2009, and determined no loan loss reserve was necessary.
On February 20, 2009, a wholly-owned subsidiary of the Company entered into a $3.0 million promissory note with Sapphire Wines LLC. The note bears interest at 15% and it matures on November 1, 2009. This note is secured by certain pledge agreements and other collateral. Interest is not being paid per the contractual terms and thus this note is considered impaired and is included in the $13.0 million of impaired notes receivable discussed further below.

On August 20, 2008, a wholly-owned subsidiary of the Company provided a secured first mortgage loan of $225.0 million to Concord Resorts, LLC (Concord Resorts), an entity controlled by Louis Cappelli, related to a planned casino and resort development in Sullivan County, New York. The Company’s investment is secured by a first mortgage on the resort complex real estate totaling 1,584 acres. In addition, the Company has a second mortgage on the remaining 139 acres of the casino related real estate and the loan is personally guaranteed by Louis Cappelli. The Company has certain rights to convert its mortgage interest into fee ownership as the project is further developed. The net carrying value of this mortgage note receivable at March 31, 2009 was $133.2 million which was funded under its original $225.0 million secured first mortgage commitment. Due to the economic downturn, certain other lenders on the development have either reduced their commitments or withdrawn from the project. The planned initial phase of the casino and resort development has been downsized from an estimated $1 billion to an estimated $560 million and Mr. Cappelli is attempting to secure the necessary financing. The down-sized plan must receive the approval of the New York legislature to capture the benefits of a special reduced tax rate on gaming receipts that was based in part on the level of spending originally committed for the casino and resort development. The Company continues to evaluate its options with regard to the additional $91.8 million under its $225.0 million original loan commitment. The Company has determined not to fund additional amounts, if at all, until certain conditions are met by Mr. Cappelli including evidence that full funding for the project has been secured and the legislative approval discussed above has been obtained. As a result, the development project has been slowed, and there can be no assurance that Mr. Cappelli will successfully downsize the project and obtain the approval for a reduced gaming tax, or receive the financing necessary to complete the project. Due to these challenges, Concord Resorts has ceased making interest payments to the Company as contractually obligated under the loan agreement. The Company has evaluated its mortgage note receivable in accordance with the provisions of SFAS No. 114 and has determined it is impaired due to the inability of the borrower to meet its contractual obligations per the agreement. The Company’s accounting policy is to recognize interest income on impaired loans on a cash basis. Accrual interest income recognition for book purposes was ceased on January 1, 2009 and therefore no interest income has been recorded during the three months ended March 31, 2009. Management of the Company determined that no loan loss reserve was necessary for this note taking into account an independent appraisal as of April 30, 2009 of the primary collateral, 1,584 acres of land, which indicated a value significantly in excess of the loan balance.
The Company has two $10 million notes receivable that were due on February 28, 2009 and March 1, 2009, respectively. The notes bear interest at 10% and are included in accounts and notes receivable in the accompanying consolidated balance sheets. Neither note was repaid at maturity. One of the notes is due from the Company’s minority joint venture partner in New Roc, an entertainment retail center in New Rochelle, New York, and this note is secured by such partner’s interest. The minority joint venture partner is an entity controlled by Louis Cappelli and Louis Cappelli has also personally guaranteed the loan. The other note is due from Louis Cappelli personally and in conjunction with this note, the Company received an option to purchase 50% of Louis Cappelli’s interest (or Louis Cappelli’s related interests) in three other projects.
The Company has evaluated these two notes receivable in accordance with the provisions of SFAS No. 114, and has determined that they are impaired due to the inability of the borrower to meet its contractual obligations per the original agreements. The Company’s accounting policy is to recognize interest income on impaired loans on a cash basis. Accordingly, accrual interest income recognition was ceased on January 1, 2009. Interest income of $333 thousand has been recorded during the three months ended March 31, 2009 which represents payments received by the Company. Interest income recognized on these loans for the three months ended March 31, 2008 was $500 thousand. Management of the Company has evaluated the fair value of the underlying collateral of the notes and has concluded that no loan loss reserve was necessary at March 31, 2009.

Additionally, the Company has other notes receivable totaling $13.0 million at March 31, 2009 that were evaluated in accordance with the provisions of SFAS No. 114. The Company determined that these notes are impaired due to the inability of the borrower to meet its contractual obligations per the original agreements. The Company’s accounting policy is to recognize interest income on impaired loans on a cash basis. Accordingly, accrual interest income recognition was ceased on January 1, 2009. Interest income of $10 thousand has been recorded during the three months ended March 31, 2009 which represents payments received by the Company. Interest income recognized on these loans for the three months ended March 31, 2008 was $219 thousand. Management of the Company has evaluated the fair value of the underlying collateral of the notes and has concluded that no loan loss reserve was necessary at March 31, 2009.
5. Unconsolidated Real Estate Joint Ventures
At March 31, 2009, the Company had a 21.7% and 21.8% investment interest in two unconsolidated real estate joint ventures, Atlantic-EPR I and Atlantic-EPR II, respectively. The Company accounts for its investment in these joint ventures under the equity method of accounting.
The Company recognized income of $136 and $126 (in thousands) from its investment in the Atlantic-EPR I joint venture during the first three months of 2009 and 2008, respectively. The Company also received distributions from Atlantic-EPR I of $153 and $144 (in thousands) during the first three months of 2009 and 2008, respectively. Unaudited condensed financial information for Atlantic-EPR I is as follows as of and for the three months ended March 31, 2009 and 2008 (in thousands):

	2009	2008
Rental properties, net	$27,796	28,440
Cash	141	141
Long-term debt	15,311	15,701
Partners’ equity	12,526	12,777
Rental revenue	1,108	1,086
Net income	602	578
The Company recognized income of $83 and $79 (in thousands) from its investment in the Atlantic-EPR II joint venture during the first three months of 2009 and 2008, respectively. The Company also received distributions from Atlantic-EPR II of $90 (in thousands) during both the first three months of 2009 and 2008, respectively. Unaudited condensed financial information for Atlantic-EPR II is as follows as of and for the three months ended March 31, 2009 and 2008 (in thousands):

	2009	2008
Rental properties, net	$21,843	22,304
Cash	106	83
Long-term debt	13,197	13,511
Note payable to Entertainment Properties Trust	117	117
Partners’ equity	8,428	8,573
Rental revenue	717	717
Net income	331	330
The joint venture agreements for Atlantic-EPR I and Atlantic-EPR II allow the Company’s partner,

Atlantic of Hamburg, Germany (Atlantic), to exchange up to a maximum of 10% of its ownership interest per year in each of the joint ventures for common shares of the Company or, at the discretion of the Company, the cash value of those shares as defined in each of the joint venture agreements. During 2008, the Company paid Atlantic-EPR I and Atlantic-EPR II cash of $133 and $79 (in thousands), respectively, in exchange for additional ownership in each joint venture of 0.7%. During the first quarter of 2009, the Company paid Atlantic cash of $105 (in thousands) in exchange for additional ownership of 0.7% for Atlantic-EPR I. These exchanges did not impact total partners’ equity in either Atlantic-EPR I or Atlantic-EPR II.
On April 2, 2008, the Company acquired, through a wholly-owned subsidiary, the remaining 50% ownership interest in CS Fund I and CS Fund I became a wholly-owned subsidiary. Prior to the date of this acquisition, CS Fund I was accounted for as an unconsolidated real estate joint venture. During the first three months of 2008, the Company recognized income of $1.1 million and received distributions of $1.3 million related to this investment.
6. Mortgage Notes Payable
On February 25, 2009, VinREIT, LLC (VinREIT), a subsidiary that holds the Company’s vineyard and winery assets, obtained a $4.0 million term loan under VinREIT’s $160.0 million credit facility. The loan matures on December 1, 2017, is secured by fixtures and equipment and bears interest at LIBOR plus 2.00%. Principal and interest is due monthly and this loan will be fully amortized at maturity. Subsequent to the closing of this loan, approximately $63.3 million of the facility remains available. The net proceeds from the loan were used to pay down outstanding indebtedness under the Company’s unsecured revolving credit facility.
7. Derivative Instruments
Risk Management Objective of Using Derivatives
The Company is exposed to the effect of changes in foreign currency exchange rates and interest rates on its LIBOR based borrowings. The Company limits this risk by following established risk management policies and procedures including the use of derivatives. The Company’s objective in using derivatives is to add stability to reported earnings and to manage its exposure to foreign exchange and interest rate movements or other identified risks.  To accomplish this objective, the Company primarily uses interest rate swaps, cross currency swaps and foreign currency forwards.
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements on its LIBOR based borrowings. To accomplish this objective, the Company currently uses interest rate swaps as its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
At March 31, 2009, the Company had nine interest rate swaps outstanding that were designated as cash flow hedges of interest rate risk and had a combined outstanding notional amount of $205.6 million.
The effective portion of changes in the fair value of interest rate derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ending March 31, 2009, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness on cash flow hedges was recognized during the three months ending March 31, 2009.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of March 31, 2009, the Company estimates that during the twelve months ending March 31, 2010, $5.8 million will be reclassified from accumulated other comprehensive income to interest expense.
Cash Flow Hedges of Foreign Exchange Risk
The Company is exposed to foreign currency exchange risk against its functional currency, the US dollar, on its four Canadian properties and its mortgage note receivable denominated in Canadian dollars. The Company uses a cross currency swap to mitigate its exposure to fluctuations in the CAD to U.S. dollar exchange rate on its four Canadian properties. This foreign currency derivative should hedge a significant portion of the Company’s expected CAD denominated cash flow of the four Canadian properties through February 2014 as their impact on the Company’s cash flow when settled should move in the opposite direction of the exchange rates utilized to translate revenues and expenses of these properties.
At March 31, 2009, the Company’s cross-currency swap had a fixed notional value of $76.0 million CAD and $71.5 million U.S. The net effect of this swap is to lock in an exchange rate of $1.05 CAD per U.S. dollar on approximately $13 million of annual CAD denominated cash flows.
The effective portion of changes in the fair value of foreign currency derivatives designated and that qualify as cash flow hedges of foreign exchange risk is recorded in accumulated other comprehensive income and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative, as well as amounts excluded from the assessment of hedge effectiveness, is recognized directly in earnings. No hedge ineffectiveness on foreign currency derivatives has been recognized for the three months ended March 31, 2009.
Net Investment Hedges
As discussed above, the Company is exposed to fluctuations in foreign exchange rates on its four Canadian properties and its mortgage note receivable denominated in Canadian dollars. As such, the Company also uses currency forward agreements to hedge its exposure to changes in foreign exchange rates on these investments. Currency forward agreements involve fixing the CAD to U.S. dollar exchange rate for delivery of a specified amount of foreign currency on a specified date. The currency forward agreements are typically cash settled in US dollars for their fair value at or close to their settlement date. In order to hedge the net investment in the Company’s four Canadian properties, the Company entered into a forward contract with a fixed notional value of $100 million CAD and $96.1 million U.S. with a February 2014 settlement which coincides with the maturity of the Company’s underlying mortgage on these four properties. The exchange rate of this forward contract is approximately $1.04 CAD per U.S. dollar. This forward contract should hedge a significant portion of the Company’s CAD denominated net investment in these four centers through February 2014 as the impact on accumulated other comprehensive income from marking the derivative to market should move in the opposite direction of the translation adjustment on the net assets of its four Canadian properties.

For foreign currency derivatives designated as net investment hedges, the effective portion of changes in the fair value of the derivatives are reported in accumulated other comprehensive income as part of the cumulative translation adjustment. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness on net investment hedges has been recognized for the three months ended March 31, 2009. Amounts are reclassified out of accumulated other comprehensive income into earnings when the hedged net investment is either sold or substantially liquidated.
See Note 8 for disclosures relating to the fair value of the Company’s derivative instruments. Below is a summary of the effect of derivative instruments on the consolidated statement of income for the three months ended March 31, 2009:
Effect of Derivative Instruments on the Consolidated Statement of Income
for the three months ended March 31, 2009
(Unaudited, dollars in thousands)

	Amount of Gain	Amount of Income		Amount of Gain
	or (Loss) Recognized	or (Expense) Reclassified		or (Loss) Recognzied
	in AOCI on	from AOCI		in Earnings
	Derivative	into Earnings		on Derivative
Description	(Effective Portion)	(Effective Portion)		(Ineffective Portion)
Interest Rate Swaps	$3,927	$(1,694	)*	$—
Cross Currency Swaps	1,719	509	**	—
Currency Forward Agreements	5,987	—		—

Total	$11,633	$(1,185)		$—

*	Included in “Interest expense” in accompanying consolidated statements of income.

**	Included in “Other income” in the accompanying consolidated statements of income.
Credit-risk-related Contingent Features
The Company has agreements with each of its interest rate derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its interest rate derivative obligations.
As of March 31, 2009, the fair value of derivatives in a liability position related to these agreements was $11.6 million. If the Company breached any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the agreements at their termination value of $16.3 million.
8. Fair Value Disclosures
On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

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
Derivative Financial Instruments
The Company uses interest rate swaps, foreign currency forwards and cross currency swaps to manage its interest rate and foreign currency risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments. The variable cash payments are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. To comply with the provisions of SFAS No. 157, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives also utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of March 31, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are significant to the overall valuation of its interest rate derivatives, and therefore, has classified its interest rate derivatives as Level 3 within the fair value reporting hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall and by derivative type.
Liabilities Measured at Fair Value on a Recurring Basis at March 31, 2009
(Unaudited, dollars in thousands)

	Quoted Prices in	Significant
	Active Markets	Other	Significant	Balance at
	for Identical	Observable	Unobservable	March 31,
Description	Assets (Level I)	Inputs (Level 2)	Inputs (Level 3)	2009
Interest Rate Swaps*	$—	$—	$(11,637)	$(11,637)

Cross Currency Swaps**	$—	$9,352	$—	$9,352

Currency Forward Agreements**	$—	$14,059	$—	$14,059

*	Included in “Accounts payable and accrued liabilities” in the accompanying consolidated balance sheet.

**	Included in “Other Assets” in the accompanying consolidated balance sheet.
The table below presents a reconciliation of the Company’s beginning and ending balances of liabilities having fair value measurements based on significant unobservable inputs (Level 3) for the three months ended March 31, 2009.
Level 3 Fair Value Measurements for the Three Months Ended March 31, 2009
(Unaudited, dollars in thousands)

	Beginning		Gains	Gains		Ending
	Balance as of		(Losses)	(Losses)		Balance as
	December 31,	Transfers	Included	Included	Total Gains	of March 31,
Description	2008	into Level 3	in Income	in OCI	(Losses)	2009
Interest Rate Swaps	$—	$(15,564)	$—	$3,927	$3,927	$(11,637)
Nonfinancial Assets and Liabilities
In February 2008, the FASB adopted FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157,” which allowed for a one-year deferral of fair value measurement requirements for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. Accordingly, for nonfinancial assets and liabilities SFAS No. 157 became effective for the Company as of January 1, 2009, and may impact the determination of goodwill and other long-lived assets’ fair values, when or if the Company has to measure these assets at fair value as a result of performing impairment reviews. During the three months ended March 31, 2009, the Company had no impairments related to these assets.
9. Earnings Per Share
The following table summarizes the Company’s common shares used for computation of basic and diluted earnings per share for the three months ended March 31, 2009 and 2008 (unaudited, amounts in thousands except per share information):

	Three Months Ended March 31, 2009
	Income	Shares	Per Share
	(numerator)	(denominator)	Amount
Basic earnings:
Income from continuing operations	$24,095	34,363	$0.70
Add: net loss attributable to noncontrolling interests	1,234	—	0.04

Income from continuing operations attributable to Entertainment Properties Trust	25,329	—	0.74
Preferred dividend requirements	(7,552)	—	(0.22)

Income from continuing operations available to common shareholders of Entertainment Properties Trust	17,777	34,363	0.52
Effect of dilutive securities:
Share options	—	—	—

Diluted earnings: Income from continuing operations attributable to Entertainment Propertiest Trust	$17,777	34,363	$0.52

Income from continuing operations available to common shareholders of Entertainment Properties Trust	$17,777	34,363	$0.52
Income from discontinued operations	—	—	—

Income available to common shareholders of Entertainment Properties Trust	$17,777	34,363	$0.52
Effect of dilutive securities:
Share options	—	—	—

Diluted earnings attributable to Entertainment Properties Trust	$17,777	34,363	$0.52

	Three Months Ended March 31, 2008
	Income	Shares	Per Share
	(numerator)	(denominator)	Amount
Basic earnings:
Income from continuing operations	$26,625	28,125	0.95
Add: net loss attributable to noncontrolling interests	507	—	0.01

Income from continuing operations attributable to Entertainment Properties Trust	$27,132	—	0.96
Preferred dividend requirements	(5,611)	—	(0.20)

Income from continuing operations available to common shareholders of Entertainment Properties Trust	21,521	28,125	0.76
Effect of dilutive securities:
Share options	—	282	—

Diluted earnings: Income from continuing operations attributable to Entertainment Properties Trust	$21,521	28,407	$0.76

Income from continuing operations available to common shareholders of Entertainment Properties Trust	$21,521	28,125	$0.76
Income from discontinued operations a	(10)	—	—

Income available to common shareholders of Entertainment Properties Trust	$21,511	28,125	$0.76
Effect of dilutive securities:
Share options	—	282	—

Diluted earnings attributable to Entertainment Properties Trust	$21,511	28,407	$0.76

The additional 1.9 million common shares that would result from the conversion of the Company’s 5.75% Series C cumulative convertible preferred shares and the additional 1.6 million common shares that would result from the conversion of the Company’s 9.0% Series E cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted earnings per share for the three months ended March 31,

2009 and 2008 because the effect is anti-dilutive.
Anti-dilutive common equivalent shares are not included in the calculation of diluted earnings per share. For the first quarter ended March 31, 2009, the effect of these shares was anti-dilutive because the exercise price of the related outstanding stock options exceeded the average market price during the period. Shares related to outstanding stock options at March 31, 2009 that were anti-dilutive could potentially dilute earnings per share in the future.
On January 1, 2009, the Company adopted FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (FSP EITF 03-6-1). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.” Accordingly, following the adoption of FSP EITF 03-6-1, the Company’s nonvested share awards are considered participating securities and are included in the calculation of earnings per share under the two-class method. Prior-period earnings per share data was computed using the treasury stock method and has been adjusted retrospectively for the adoption of this staff position which lowered basic and diluted earnings per share by $0.01 for the three months ended March 31, 2008.
10. Equity Incentive Plans
All grants of common shares and options to purchase common shares were issued under the 1997 Share Incentive Plan prior to May 9, 2007, and under the 2007 Equity Incentive Plan on and after May 9, 2007. Under the 2007 Equity Incentive Plan, an aggregate of 950,000 common shares and options to purchase common shares, subject to adjustment in the event of certain capital events, may be granted. At March 31, 2009, there were 145,122 shares available for grant under the 2007 Equity Incentive Plan.
Share Options
Share options granted under both the 1997 Share Incentive Plan and the 2007 Equity Incentive Plan have exercise prices equal to the fair market value of a common share at the date of grant. The options may be granted for any reasonable term, not to exceed 10 years, and for employees typically become exercisable at a rate of 20% per year over a five—year period, however, this was reduced to a rate of 25% per year over a four year period for options granted in the first quarter of 2009. For non-employee Trustees, share options are vested upon issuance, however, the share options may not be exercised for a one year period subsequent to the grant date. The Company generally issues new common shares upon option exercise. A summary of the Company’s share option activity and related information is as follows:

					Weighted
	Number of	Option Price			Average
	Shares	Per Share			Exercise Price
Outstanding at December 31, 2008	911,117	$14.00	-	$65.50	$34.07
Exercised	—	—	-	—	—
Granted	357,297	18.18	-	18.18	18.18

Outstanding at March 31, 2009	1,268,414	14.00	-	65.50	29.59

The weighted average fair value of options granted was $2.54 and $4.23 during the three months ended March 31, 2009 and 2008, respectively. During the three months ended March 31, 2009, there were no stock options exercised. At March 31, 2009 and December 31, 2008, stock-option expense to be recognized in future periods was $1.8 million and $1.0 million, respectively.
The following table summarizes outstanding options at March 31, 2009:

Exercise	Options	Weighted avg.	Weighted avg.	Aggregate intrinsic
price range	outstanding	life remaining	exercise price	value (in thousands)
$ 14.00 - 19.99	546,438	6.9
20.00 - 29.99	264,127	3.7
30.00 - 39.99	82,222	5.0
40.00 - 49.99	258,682	7.3
50.00 - 59.99	10,000	9.1
60.00 - 65.50	106,945	7.8

	1,268,414	6.3	$29.59	$171

The following table summarizes exercisable options at March 31, 2009:

Exercise	Options	Weighted avg.	Weighted avg.	Aggregate intrinsic
price range	outstanding	life remaining	exercise price	value (in thousands)
$ 14.00 - 19.99	189,141	1.4
20.00 - 29.99	264,127	3.7
30.00 - 39.99	78,222	5.0
40.00 - 49.99	118,521	6.9
50.00 - 59.99	10,000	9.1
60.00 - 69.99	46,785	7.8

	706,796	4.1	$29.48	$171

Nonvested Shares
A summary of the Company’s nonvested share activity and related information is as follows:

		Weighted	Weighted
		Average	Average
	Number of	Grant Date	Life
	Shares	Fair Value	Remaining
Outstanding at December 31, 2008	282,328	$52.18
Granted	218,797	18.18
Vested	(94,878)	50.63

Outstanding at March 31, 2009	406,247	34.23	1.80

The holders of nonvested shares have voting rights and receive dividends from the date of grant. These shares vest ratably over a period of three to five years. The fair value of the nonvested shares that vested during the three months ended March 31, 2009 and March 31, 2008 was $2.8 million and $3.6 million, respectively. At March 31, 2009 and December 31, 2008, unamortized share-based compensation expense related to nonvested shares was $8.7 million and $8.0 million, respectively.
11. Issuance of Common Shares
During January 2009, the Company issued pursuant to a registered public offering 1,551,000 million common shares under the direct share purchase component of the Company’s Dividend Reinvestment and Direct Share Purchase Plan. These shares were sold at an average price of $23.86 per share and total net proceeds after expenses were approximately $36.8 million. Additionally, during February 2009, the Company issued pursuant to a registered public offering 339,000 common shares under this plan. These shares were sold at an average price of $22.12 per share and total net proceeds after expenses were approximately $7.5 million.
12. Discontinued Operations
Included in discontinued operations for the three months ended March 31, 2008 is a land parcel sold in June of 2008 for $1.1 million. The land parcel was previously leased under a ground lease.
The operating results relating to assets sold are as follows (unaudited, in thousands):

Three Months
Ended March 31,
2008
Rental revenue	$—
Tenant reimbursements	—
Other income	—

Total revenue	—

Property operating expense	10
Depreciation and amortization	—

Net loss	$(10)

13. Other Commitments and Contingencies
As of March 31, 2009, the Company had one winemaking and storage facility project under development for which it has agreed to finance the development costs. Through March 31, 2009, the

Company has invested approximately $4.7 million in this project for the purchase of land and development in Sonoma County, California, and has commitments to fund approximately $3.8 million of additional improvements. Development costs are advanced by the Company in periodic draws. If the Company determines that construction is not being completed in accordance with the terms of the development agreement, the Company can discontinue funding construction draws. The Company has agreed to lease the facility to the operator at pre-determined rates.
The Company held a 50% ownership interest in Suffolk which is developing additional retail square footage adjacent to one of the Company’s megaplex theatres in Suffolk, Virginia. Through March 31, 2009, Suffolk has invested approximately $15.2 million for improvements, and has commitments to fund approximately $3.3 million in additional improvements for this development.
The Company has provided a guarantee of the payment of certain economic development revenue bonds totaling $22.0 million related to three theatres in Louisiana for which the Company earns a fee at an annual rate of 1.75% over the 30 year term of the bond. The Company evaluated this guarantee in connection with the provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). Based on certain criteria, FIN 45 requires a guarantor to record an asset and a liability at inception. Accordingly, the Company has recorded $4.0 million as a deferred asset included in accounts receivable and $4.0 million included in other liabilities in the accompanying consolidated balance sheet as of March 31, 2009 and December 31, 2008 which represents management’s best estimate of the fair value of the guarantee at inception which will be realized over the term of the guarantee. No amounts have been accrued as a loss contingency related to this guarantee because payment by the Company is not probable.
The Company has certain commitments related to its mortgage note investments that it may be required to fund in the future. The Company is generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of March 31, 2009, the Company had four mortgage notes receivable with commitments totaling approximately $39 million. The $39 million excludes any future amounts that may or may not be funded related to the planned casino and resort development discussed in Note 4. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Quarterly Report on Form 10-Q of Entertainment Properties Trust (“the Company”, “EPR”, “we” or “us”). The forward-looking statements included in this discussion and elsewhere in this Quarterly Report on Form 10-Q involve risks and uncertainties, including anticipated financial performance, business prospects, industry trends, shareholder returns, performance of leases by tenants, performance on loans to customers and other matters, which reflect management’s best judgment based on factors currently known. See “Cautionary Statement Concerning Forward Looking Statements” which is incorporated herein by reference. Actual results and experience could differ materially from the anticipated results and other expectations expressed in our forward-looking statements as a result of a number of factors, including but not limited to those discussed in this Item and Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on February 24, 2009, and, to the extent applicable, our Quarterly Reports on Form 10-Q.
Outlook
The developments in the credit and equity markets over the past year and the economic downturn in general, are having a significant impact on our business outlook and strategies. In the past, we have obtained capital to grow our investments by regularly accessing credit and equity markets. In the current environment, access to these markets has been disrupted and it is impossible to predict when and if access to the capital markets will return to prior levels. As a result, during this economic downturn, we have tempered our focus on FFO growth, with a greater concern for maintaining adequate liquidity and a stronger balance sheet. We deleveraged our balance sheet in 2008 and again in early 2009 primarily through issuing equity and we expect to maintain a debt to total capitalization ratio of between 45% and 50% throughout the remainder of 2009. Depending on our capital needs, we may opportunistically access the equity markets again in 2009, and may continue to issue shares under the direct share purchase component of our Dividend Reinvestment and Direct Share Purchase Plan. While additional equity issuances mitigate the growth of per share results, we believe reduced leverage and an emphasis on liquidity is prudent during these challenging times.
The developments in the credit and equity markets over the past year and the economic downturn are also having a significant impact on the ability of our development partners to fully finance two developments in process, and in the case of Toronto Life Square, refinance a newly completed development. As a result, the initial development phases of both the water-park anchored entertainment village in Kansas City, Kansas and the planned casino and resort development in Sullivan County, New York, have been downsized and a receiver has been appointed to oversee the sale of Toronto Life Square. Furthermore, the initial phase of the casino and resort development has been slowed as financing is being secured by the developer and, as explained below, the developer has not met the contractual terms of our agreement. In addition, while our primary tenant industry, first-run movie exhibition, experienced record box office receipts for the first quarter of 2009, certain of our customers, particularly our non-theatre retail tenants at our entertainment retail center in White Plains, New York, are experiencing the effects of the economic downturn. As a result, we have seen more credit issues than in the past, and this trend may continue throughout the remainder of 2009.
Overview
Our principal business objective is to be the nation’s leading destination entertainment, entertainment-related, recreation and specialty real estate company by continuing to develop, acquire or finance high-quality properties. As of March 31, 2009, our total assets exceeded $2.6 billion, and included investments in 80 megaplex theatre properties (including four joint venture properties) and various restaurant, retail, entertainment, destination recreational and specialty properties located in 29 states, the District of Columbia and Ontario, Canada. As of March 31, 2009, we had invested approximately $27.3 million in development land and construction in progress and approximately $515.5 million (including accrued interest) in mortgage financing for entertainment, recreational and specialty properties, including certain such properties under development.
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
Our real estate mortgage portfolio consists of nine notes. Of the outstanding balance of $515.5 million at March 31, 2009, three notes comprise $378.6 million of the balance and the remainder relates primarily to our ski properties. The three mortgage notes relate to the development of Toronto Life Square, an entertainment retail center in Ontario, Canada that was completed in May 2008, and two projects under development at March 31, 2009; a water-park anchored entertainment village in Kansas City, Kansas and a planned casino and resort in Sullivan County, New York. Each of these three investments is discussed in more detail under “Recent Developments” below.
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
Our property acquisitions and financing commitments are financed by cash from operations, borrowings under our revolving credit facilities, term loan facilities and long-term mortgage debt, and the sale of equity securities. It has been our strategy to structure leases and financings to ensure a positive spread between our cost of capital and the rentals paid by our tenants. We have primarily acquired or developed new properties that are pre-leased to a single tenant or multi-tenant properties that have a high occupancy rate. We do not typically develop or acquire properties that are not significantly pre-leased. We have also entered into certain joint ventures and we have provided mortgage note financing as described above. We intend to continue entering into some or all of these types of arrangements in the foreseeable future, subject to our ability to do so in light of the current financial and economic environment.
Historically, our primary challenges have been locating suitable properties, negotiating favorable lease or financing terms, and managing our portfolio as we have continued to grow. Because of the knowledge and industry relationships of our management, we have enjoyed favorable opportunities to acquire, finance and lease properties. While these opportunities are expected to continue to be available in 2009, the current economic downturn and related challenges in the credit market have increased our cost of capital and have caused us to focus more on liquidity and further strengthening our balance sheet. As a result, we expect our capital spending for 2009 to be much lower than in 2008 with a focus primarily on funding existing commitments (see “Liquidity and Capital Resources-Commitments” for more discussion regarding outstanding commitments at March 31, 2009).

Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. In preparing these financial statements, management has made its best estimates and assumptions that affect the reported assets and liabilities. The most significant assumptions and estimates relate to consolidation, revenue recognition, depreciable lives of the real estate, the valuation of real estate, accounting for real estate acquisitions and estimating reserves for uncollectible receivables and mortgage notes receivable. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates.
Consolidation
We consolidate certain entities if we are deemed to be the primary beneficiary in a variable interest entity (“VIE”), as defined in Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46R”). The equity method of accounting is applied to entities in which we are not the primary beneficiary as defined in FIN46R, or do not have effective control, but can exercise influence over the entity with respect to its operations and major decisions.
Revenue Recognition
Rents that are fixed and determinable are recognized on a straight-line basis over the minimum terms of the leases. Base rent escalation in other leases is dependent upon increases in the Consumer Price Index (“CPI”) and accordingly, management does not include any future base rent escalation amounts on these leases in current revenue. Most of our leases provide for percentage rents based upon the level of sales achieved by the tenant. These percentage rents are recognized once the required sales level is achieved. Lease termination fees are recognized when the related leases are canceled and we have no continuing obligation to provide services to such former tenants.
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
We apply the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). We assess the carrying value of our rental properties whenever events or changes in circumstances indicate that the carrying amount of a property may not be recoverable. Certain factors that may occur and indicate that impairments may exist include, but are not limited to: underperformance relative to projected future operating results, tenant difficulties and significant adverse industry or market economic trends. If an indicator of possible impairment exists, a property is evaluated for impairment by comparing the carrying amount of the property to the estimated undiscounted future cash flows expected to be generated by the property. If the carrying amount of a property exceeds its estimated future cash flows on an undiscounted basis, an impairment charge is recognized in the amount by which the carrying amount of the property exceeds the fair value of the property. Management estimates fair value of our rental properties based on projected discounted cash flows using a discount rate determined by management to be commensurate with the risk inherent in the Company. We did not record any impairment charges for the first three months of 2009.
Real Estate Acquisitions
Upon acquisitions of real estate properties, we record the fair value of acquired tangible assets (consisting of land, building, tenant improvements, and furniture, fixtures and equipment) and identified intangible assets and liabilities (consisting of above and below market leases, in-place leases, tenant relationships and assumed financing that is determined to be above or below market terms) as well as any noncontrolling interest in accordance with SFAS No.141(R), Business Combinations (“SFAS No. 141R”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. In addition, in accordance with SFAS No. 141R, acquisition-related costs are expensed as incurred, rather than capitalized.
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
Mortgage Notes and Other Notes Receivable
Mortgage notes and other notes receivable, including related accrued interest receivable, consist of loans that we originated and the related accrued and unpaid interest income as of the balance sheet date. Mortgage notes and other notes receivable are initially recorded at the amount advanced to the borrower and we defer certain loan origination and commitment fees, net of certain origination costs, and amortize them over the term of the related loan. We evaluate the collectibility of both interest and principal for each loan to determine whether it is impaired. A loan is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a loan is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the loan’s effective interest rate or to the value of the underlying collateral if the loan is collateralized, less costs to sell. Interest income on performing loans is accrued as earned. Interest income on impaired loans is recognized on a cash basis. We determined certain of our mortgage and other notes receivable were impaired at March 31, 2009; however, based on a review of the underlying collateral, we did not record any impairment charges or loan losses for the first three months of 2009. For further detail, see Note 4 to the consolidated financial statements in this Quarterly Report on Form 10-Q.
Recent Developments
Debt Financing
On February 25, 2009, VinREIT, LLC (“VinREIT”), a subsidiary that holds our vineyard and winery assets, obtained a $4.0 million term loan under VinREIT’s $160.0 million credit facility. The loan matures on December 1, 2017 and is secured by fixtures and equipment. The loan bears interest at LIBOR plus 2.00%. Subsequent to the closing of this loan, approximately $63.3 million of the facility remains available. The net proceeds from the loan were used to pay down outstanding indebtedness under our unsecured revolving credit facility.
Dividend Reinvestment and Direct Share Purchase Plan
During January 2009, we issued pursuant to a registered public offering 1,551,000 common shares under the direct share purchase component of the Dividend Reinvestment and Direct Share Purchase Plan (the “Plan”). These shares were sold at an average price of $23.86 per share and total net proceeds after expenses were approximately $36.8 million.
In addition, during February 2009, we issued pursuant to a registered public offering 339,000 common shares under the direct share purchase component of the Plan. These shares were sold at an average price of $22.12 per share and total net proceeds after expenses were approximately $7.5 million.
Investments
During the three months ended March 31, 2009, we funded approximately $10.1 million for development of Schlitterbahn Vacation Village, a water-park anchored entertainment village in Kansas City, Kansas, that was originally planned to have an overall cost of approximately $600 million including a water-park and multiple shopping, dining, lodging and entertainment venues. We had committed $175 million to the project and the remaining funding was planned to include $225 million of sales tax revenue bonds (“STAR bonds”), and $200 million of other bank financing and owners’ equity. Because of the recent economic downturn and the dislocation of the municipal bond markets, the project is now being built in phases, with the first phase including the water-park expected to open in the summer of 2009. On May 6, 2009, we reduced our commitment on this project from $175.0 million to $163.5 million and added to our collateral position by placing a mortgage position on two other water-parks, located in New Braunfels and South Padre Island, Texas owned and operated by the entities controlled by the principals of SVVI, LLC. The mortgage note on the property in Kansas City, Kansas and the mortgage note on the Texas properties have cross-default and cross-collateral provisions. Per the mortgage on the Texas properties, only a seasonal line of credit secured by the Texas parks totaling not more than $5 million at any time ranks superior to our collateral position. Furthermore, the interest rate will increase from LIBOR plus 350 basis points to 7% upon the Kansas park opening, but not later than July 4, 2009, and the loan was extended from September 30, 2012 to May 1, 2019. Interest income will continue to be recognized on the accrual basis. SVVI, LLC will be required to fund a debt service reserve for off-season fixed payments (those due from September to May). The reserve is to be funded by equal monthly installments during the months of June, July and August. We will also receive a percentage of revenue from all three parks after certain threshold levels are achieved that may increase the return on our invested capital from 7% to as high as 10%. Through March 31, 2009, we have funded approximately $144.4 million on the mortgage notes.
On January 26, 2009, we entered into a credit agreement with Rb Wine Associates, LLC to provide a $2 million revolving credit facility that matures on January 1, 2010. This note is secured by certain pledge agreements and other collateral. Interest accrues on the outstanding principal balance at an annual rate of 15%. Interest is payable monthly at an annual rate of 9.25% and the remaining accrued but unpaid interest and principal is due at maturity. During the three months ended March 31, 2009, we advanced $1.1 million under this agreement.
On February 6, 2009, we invested an additional $950 thousand Canadian (“CAD”) ($768 thousand U.S.) in the mortgage note receivable from Metropolis Limited Partnership (the “Partnership”) related to the construction of Toronto Life Square, a 13 level entertainment retail center in downtown Toronto that was completed in May 2008 for a total cost of approximately CAD $330 million. Additionally, as of March 31, 2009, we had posted irrevocable stand-by letters of credit related to this project totaling $7.6 million which are expected to be cancelled or drawn upon during 2009. The carrying value of this mortgage note receivable at March 31, 2009 was CAD $126.8 million ($100.6 million U.S.), which includes related accrued interest receivable on both the note and the letters of credit of CAD $45.5 million ($36.1 million U.S.) The loan is denominated in Canadian dollars and is secured by Toronto Life Square. On March 2, 2009, our 25% principal payment and all accrued interest to date on the second mortgage note receivable from the Partnership came due.
A group of banks (“the bank syndicate”) has provided first mortgage construction financing to the Partnership totaling approximately CAD $119.0 million ($94.3 million U.S.) as of March 31, 2009. The bank syndicate’s first mortgage was due February 27, 2009. An additional extension was not executed during the three months ended March 31, 2009 for either the bank’s first mortgage or amounts due under our second mortgage. In April 2009, we along with the bank syndicate elected to pursue a receivership after it became apparent that a restructuring of the existing equity interests was no longer possible. On April 27, 2009, the court appointed a receiver who will now oversee the sale of the property. As a result of this process, we could become the owner of the property if we are the highest bidder or alternatively, could settle our mortgage note receivable with the proceeds from a higher bidder. We are currently negotiating a refinancing of the first mortgage should we be the highest bidder for the property. While there can be no assurance regarding the success of the first mortgage refinancing or its timing, based on preliminary negotiations, we currently estimates a new first mortgage loan would provide proceeds of CAD $100 to $120 million. If we become the owner through the sale process, we expect to consolidate the financial results of the property subsequent to the purchase.

We have evaluated its mortgage note receivable in accordance with the provisions of SFAS No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS No. 114”). Because repayment of the mortgage note receivable did not meet the contractual terms of the agreement, we have determined the loan is impaired and have ceased accruing interest income as of January 1, 2009 on the loan for book purposes. Accordingly, no interest income was recognized for the three months ended March 31, 2009 and no interest income will be recognized in future periods unless collected from a third party buyer through the sale process. Interest income recognized on this loan for the three months ended March 31, 2008 was CAD $4.3 million ($4.3 million U.S.). Furthermore, our management reviewed the fair market value of the property at March 31, 2009, taking into account an independent appraisal of $277.0 million dated January 31, 2009 and changes in conditions from February 1, 2009 to March 31, 2009, and determined no loan loss reserve was necessary.
On February 20, 2009, we entered into a $3.0 million promissory note with Sapphire Wines LLC. The note bears interest at 15% and it matures on November 1, 2009. This note is secured by certain pledge agreements and other collateral. Interest is not being paid per the contractual terms and thus this note is considered impaired and is included in the $13.0 million of impaired notes receivable discussed further below.
On August 20, 2008, we provided a secured first mortgage loan of $225.0 million to Concord Resorts, LLC (“Concord Resorts”), an entity controlled by Louis Cappelli, related to a planned casino and resort development in Sullivan County, New York. Our investment is secured by a first mortgage on the resort complex real estate totaling 1,584 acres. In addition, we have a second mortgage on the remaining 139 acres of the casino related real estate and the loan is personally guaranteed by Louis Cappelli. We have certain rights to convert our mortgage interest into fee ownership as the project is further developed. The net carrying value of this mortgage note receivable at March 31, 2009 was $133.2 million which was funded under our original $225.0 million secured first mortgage commitment. Due to the economic downturn, certain other lenders on the development have either reduced their commitments or withdrawn from the project. The planned initial phase of the casino and resort development has been downsized from an estimated $1 billion to an estimated $560 million and Mr. Cappelli is attempting to secure the necessary financing. The down-sized plan must receive the approval of the New York legislature to capture the benefits of a special reduced tax rate on gaming receipts that was based in part on the level of spending originally committed for the casino and resort development. We continue to evaluate our options with regard to the additional $91.8 million under our $225.0 million original loan commitment. We have determined not to fund additional amounts, if at all, until certain conditions are met by Mr. Cappelli including evidence that full funding for the project has been secured and the legislative approval discussed above has been obtained. As a result, the development project has been slowed, and there can be no assurance that Mr. Cappelli will successfully downsize the project and obtain the approval for a reduced gaming tax, or receive the financing necessary to complete the project. Due to these challenges, Concord Resorts has ceased making interest payments to us as contractually obligated under the loan agreement. We have evaluated our mortgage note receivable in accordance with the provisions of SFAS No. 114 and have determined it is impaired due to the inability of the borrower to meet its contractual obligations per the agreement. Our accounting policy is to recognize interest income on impaired loans on a cash basis. Accrual interest income recognition for book purposes was ceased on January 1, 2009 and therefore no interest income has been recorded during the three months ended March 31, 2009. Our management determined that no loan loss reserve was necessary for this note taking into account an independent appraisal as of April 30, 2009 of the primary collateral, 1,584 acres of land, which indicated a value significantly in excess of the loan balance.
We have two $10 million notes receivable that were due on February 28, 2009 and March 1, 2009, respectively. The notes bear interest at 10% and are included in accounts and notes receivable in the accompanying consolidated balance sheets. Neither note was repaid at maturity. One of the notes is due from our minority joint venture partner in New Roc, an entertainment retail center in New Rochelle, New York, and this note is secured by such partner’s interest. The minority joint venture partner is an entity controlled by Louis Cappelli and Louis Cappelli has also personally guaranteed the loan. The other note is due from Louis Cappelli personally and in conjunction with this note, we received an option to purchase 50% of Louis Cappelli’s interest (or Louis Cappelli’s related interests) in three other projects.
We have evaluated these two notes receivable in accordance with the provisions of SFAS No. 114, and have determined that they are impaired due to the inability of the borrower to meet its contractual obligations per the original agreements. Our accounting policy is to recognize interest income on impaired loans on a cash basis. Accordingly, accrual interest income recognition was ceased on January 1, 2009. Interest income of $333 thousand has been recorded during the three months ended March 31, 2009 which represents payments received by us. Interest income recognized on these loans for the three months ended March 31, 2008 was $500 thousand. Our management has evaluated the fair value of the underlying collateral of the notes and has concluded that no loan loss reserve was necessary at March 31, 2009.
We also have an additional note receivable for $10 million that is due May 8, 2017 and bears interest at 10%. The note is due from our minority joint venture partner in White Plains, an entertainment retail center in the New York metropolitan area, and the note is secured by such partner’s interest. The minority joint venture partner is an entity controlled by Louis Cappelli and another individual, and each personally guarantees the loan. Interest payments were current as of March 31, 2009 and we have determined that such loan is not impaired. Interest income recognized on this loan was $250 thousand for both of the three months ended March 31, 2009 and 2008.
Additionally, we have other notes receivable totaling $13.0 million at March 31, 2009 that were evaluated in accordance with the provisions of SFAS No. 114. We determined that these notes are impaired due to the inability of the borrower to meet its contractual obligations per the original agreements. Our accounting policy is to recognize interest income on impaired loans on a cash basis. Accordingly, accrual interest income recognition was ceased on January 1, 2009. Interest income of $10 thousand has been recorded during the three months ended March 31, 2009 which represents payments received by us. Interest income recognized on these loans for the three months ended March 31, 2008 was $219 thousand. Our management has evaluated the fair value of the underlying collateral of the notes and has concluded that no loan loss reserve was necessary at March 31, 2009.
Tenant Defaults
We currently have one lease with Bally’s and also had one lease with Circuit City. Both of these tenants have filed bankruptcy proceedings. Bally’s has not rejected our lease and is currently operating at our entertainment retail center in New Rochelle, New York. Circuit City terminated their lease and vacated their space at our entertainment retail center in White Plains, New York. Revenue from these tenants totaled approximately $419 thousand and $682 thousand for the three months ended March 31, 2009 and 2008, respectively. There were outstanding receivables of $511 thousand related to these tenants at March 31, 2009 that have been fully reserved.
Additionally, at our entertainment retail center in White Plains, New York, we have one lease with Filene’s Basement who vacated the center despite a substantial term remaining on its lease. This tenant was disputing certain non-compete provisions in its lease and we were working on a settlement; however, on May 4, 2009, Filene’s Basement filed bankruptcy proceedings and rejected our lease. Revenue from this tenant totaled approximately $768 thousand for the three months ended March 31, 2008 and no revenue was recognized for this tenant for the three months ended March 31, 2009. There were outstanding receivables of $1.5 million related to this tenant at December 31, 2008 and March 31, 2009 that have been fully reserved.

During the three months ended March 31, 2009, one of our vineyard and winery tenants defaulted under the provisions of its lease for failure to pay rent at three properties. No rental income was recognized for the three months ended March 31, 2009, and total quarterly rent related to these properties prior to the default was $450 thousand. We reclaimed possession of these properties and they are being operated through a wholly-owned taxable REIT subsidiary. The properties are expected to be re-leased. Due to the tenant’s default, we have assessed the carrying value of the properties under the provisions of SFAS No. 144. No provisions for impairment were considered necessary based on this analysis.
Results of Operations
Three months ended March 31, 2009 compared to three months ended March 31, 2008
Rental revenue was $50.4 million for the three months ended March 31, 2009, compared to $49.1 million for the three months ended March 31, 2008. The $1.3 million increase resulted primarily from the acquisitions and developments completed in 2008 and base rent increases on existing properties, partially offset by a reduction in rent from defaulting tenants. Percentage rents of $0.4 million and $0.6 million were recognized during the three months ended March 31, 2009 and 2008, respectively. Straight-line rents of $0.6 million and $0.8 million were recognized during the three months ended March 31, 2009 and 2008, respectively.
Tenant reimbursements totaled $4.6 million for the three months ended March 31, 2009 compared to $5.7 million for the three months ended March 31, 2008. These tenant reimbursements arise from the operations of our retail centers. The $1.1 million decrease is primarily due to vacancies related to certain non-theatre retail tenants and weaker Canadian dollar exchange rates for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.
Other income was $1.1 million for the three months ended March 31, 2009 compared to $0.7 million for the three months ended March 31, 2008. The increase of $0.4 million is primarily due to a gain of $0.5 million recognized upon settlement of foreign currency forward contracts, partially offset by a $0.1 million decrease in income from a family bowling center in Westminster, Colorado operated through a wholly-owned taxable REIT subsidiary.
Mortgage and other financing income for the three months ended March 31, 2009 was $10.5 million compared to $10.4 million for the three months ended March 31, 2008. The $0.1 million increase relates to our investment in a direct financing lease in the second quarter of 2008, partially offset by less interest income recognized during the three months ended March 31, 2009 due to impairment of certain of our mortgage and other notes receivable as further discussed in Note 4 to the consolidated financial statements in this Form 10-Q.
Our property operating expense totaled $8.0 million for the three months ended March 31, 2009 compared to $7.0 million for the three months ended March 31, 2008. These property operating expenses arise from the operations of our retail centers. The $1.0 million increase resulted primarily from an increase in the provision for bad debts, included in property operating expense, of $2.0 million to a total of $2.2 million for the three months ended March 31, 2009. Partially offsetting this increase is a weaker Canadian dollar exchange rate and decreases in property operating expenses at our retail centers for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

Other expense totaled $0.6 million for the three months ended March 31, 2009 compared to $0.9 million for the three months ended March 31, 2008. The $0.3 million decrease is due to no expense recognized upon settlement of foreign currency forward contracts during the three months ended March 31, 2009.
Our general and administrative expense totaled $4.1 million for the three months ended March 31, 2009 compared to $4.4 million for the three months ended March 31, 2008. The decrease of $0.3 million is primarily due to a decrease in costs associated with terminated transactions.
Depreciation and amortization expense totaled $12.6 million for the three months ended March 31, 2009 compared to $10.7 million for the three months ended March 31, 2008. The $1.9 million increase resulted primarily from our real estate acquisitions completed in 2008.
Equity in income from joint ventures totaled $0.2 million for the three months ended March 31, 2009 compared to $1.3 million for the three months ended March 31, 2008. The $1.1 million decrease resulted from the investment in the remaining 50% ownership of CS Fund I on April 2, 2008, which is classified as a direct financing lease.
Net loss attributable to noncontrolling interests totaled $1.2 million for the three months ended March 31, 2009 compared to $0.5 million for the three months ended March 31, 2008 and primarily relates to the consolidation of a VIE in which our variable interest is debt. The increase is due to greater losses incurred by the VIE for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 and was partially offset by an increase of $0.1 million in net income attributable to noncontrolling interest due to our VinREIT operations.
Preferred dividend requirements for the three months ended March 31, 2009 were $7.6 million compared to $5.6 million for the same period in 2008. The $2.0 million increase is due to the issuance of 3.5 million Series E convertible preferred shares in April 2008.
Liquidity and Capital Resources
Cash and cash equivalents were $13.5 million at March 31, 2009. In addition, we had restricted cash of $8.3 million at March 31, 2009. Of the restricted cash at March 31, 2009, $2.6 million relates to cash held for our borrowers’ debt service reserves for mortgage notes receivable and the balance represents deposits required in connection with debt service, payment of real estate taxes and capital improvements.
Mortgage Debt, Credit Facilities and Term Loan
As of March 31, 2009, we had total debt outstanding of $1.2 billion. As of March 31, 2009, $1.0 billion of debt outstanding was fixed rate mortgage debt secured by a substantial portion of our rental properties and mortgage notes receivable, with a weighted average interest rate of approximately 5.9%. This $1.0 billion of fixed rate mortgage debt includes $205.6 million of LIBOR based debt that has been converted to fixed rate debt with interest rate swaps as further described below.
At March 31, 2009, we had $93.0 million in debt outstanding under our $235.0 million unsecured revolving credit facility, with interest at a floating rate. The unsecured revolving credit facility has been extended for one year and now expires in January of 2010. The amount that we are able to borrow on our unsecured revolving credit facility is a function of the values and advance rates, as defined by the credit agreement, assigned to the assets included in the borrowing base less outstanding letters of credit and less other liabilities, excluding our $118.5 million term loan, that are recourse obligations of the Company. As of March 31, 2009, our total availability under the unsecured revolving credit facility was $134.4 million.
Through March 31, 2009, VinREIT, a subsidiary that holds our vineyard and winery assets, had drawn nine term loans aggregating $96.7 million in initial principal under our $160.0 million credit facility. These term loans have maturities ranging from December 1, 2017 to June 5, 2018, are 30% recourse to us and have stated interest rates of LIBOR plus 175 basis points on loans secured by real property and LIBOR plus 200 basis points on loans secured by fixtures and equipment. We entered into seven interest rate swaps during 2008 that fixed the interest rates on the outstanding loans at a weighted average rate of 5.2%. Term loans can be drawn through September 26, 2010 under the credit facility. The credit facility provides for an aggregate advance rate of 65% based on the lesser of cost or appraised value. At March 31, 2009, the term loans outstanding under the credit facility had an aggregate balance of $95.5 million and approximately $63.3 million of the facility remains available. The credit facility also contains an accordion feature, whereby, subject to lender approval, we may obtain additional term loan commitments in an aggregate principal amount not to exceed $140.0 million.
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
Certain of our long-term debt agreements contain customary restrictive covenants related to financial and operating performance. At March 31, 2009, we were in compliance with all restrictive covenants.
Liquidity Requirements
Short-term liquidity requirements consist primarily of normal recurring corporate operating expenses, debt service requirements and distributions to shareholders. We meet these requirements primarily through cash provided by operating activities. Net cash provided by operating activities was $35.3 million for the three months ended March 31, 2009 and $26.1 million for the three months ended March 31, 2008. Net cash used in investing activities was $21.2 million and $30.9 million for the three months ended March 31, 2009 and 2008, respectively. Net cash used by financing activities was $50.5 million for the three months ended March 31, 2009 and net cash provided by financing activities was $0.4 million for the three months ended March 31, 2008. We anticipate that our cash on hand, cash from operations, and funds available under our unsecured revolving credit facility will provide adequate liquidity to fund our operations, make interest and principal payments on our debt, and allow distributions to our shareholders and avoid corporate level federal income or excise tax in accordance with REIT Internal Revenue Code requirements.
We have also posted $7.6 million of irrevocable stand-by letters of credit related to the Toronto Life Square project as further described in Note 4 to the consolidated financial statements in this Quarterly Report on Form 10-Q.

Commitments
As of March 31, 2009, we had one winemaking and storage facility project under development for which we have agreed to finance the development costs. Through March 31, 2009, we have invested approximately $4.7 million in this project for the purchase of land and development in Sonoma County, California, and have commitments to fund approximately $3.8 million of additional improvements. Development costs are advanced by using periodic draws. If we determine that construction is not being completed in accordance with the terms of the development agreement, we can discontinue funding construction draws. We have agreed to lease the facility to the operator at pre-determined rates.
We held a 50% ownership interest in Suffolk Retail LLC (“Suffolk”) which is developing additional retail square footage adjacent to one of our megaplex theatres in Suffolk, Virginia. Our joint venture partner is the developer of the project and Suffolk has commitments to fund approximately $3.3 million in additional improvements for this development.
On October 31, 2007, we entered into a guarantee agreement for economic development revenue bonds with a total principal amount of $22.0 million related to three theatres in Louisiana, maturing on October 31, 2037. The bonds were issued by Southern Theatres for the purpose of financing the development and construction of three megaplex theatres in Louisiana. We earn an annual fee of 1.75% on the outstanding principal amount of the bonds and the fee is paid by Southern Theatres monthly. We evaluated this guarantee in connection with the provisions of FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). Based on certain criteria, FIN 45 requires a guarantor to record an asset and a liability for a guarantee at inception. Accordingly, we have recorded approximately $4.0 million as a deferred asset included in accounts receivable and approximately $4.0 million in other liabilities in the accompanying consolidated balance sheets as of March 31, 2009 and December 31, 2008.
We have certain commitments related to our mortgage note investments that we may be required to fund in the future. We are generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of our direct control. As of March 31, 2009, we had four mortgage notes receivable with commitments totaling approximately $39 million. The $39 million excludes any future amounts that may or may not be funded related to the planned casino and resort development discussed in Note 4 to the consolidated financial statements included in this Quarterly Report on Form 10-Q. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.
Liquidity Analysis
In analyzing our liquidity, we generally expect that our cash provided by operating activities will meet our normal recurring operating expenses, recurring debt service requirements and distributions to shareholders.
We have no debt maturities in 2009 and our cash commitments as of March 31, 2009 described above include additional amounts expected to be funded in 2009 for the winemaking and storage facility and Suffolk developments of $3.8 million and $3.3 million, respectively, and additional commitments under various mortgage notes receivable totaling $39 million. Of the $39 million of commitments, approximately $20 million is expected to be funded in 2009. In addition to these commitments, as discussed above we may fund the refinancing shortfall, if any, related to the Toronto Life Square project which is expected to be approximately CAD $5 to $20 million (approximately $4 to $16 million U.S. using exchange rates at March 31, 2009).

Our sources of liquidity for 2009 to pay the above commitments and the refinancing shortfall for Toronto Life Square (if any) include the remaining amount available under our revolving credit facility of $134.4 million at March 31, 2009 and unrestricted cash on hand at March 31, 2009 of $13.5 million. We also expect to obtain approximately $0 to $16 million in additional loan proceeds over the remainder of 2009 under our vineyard and winery facility related to previously acquired properties and equipment. Accordingly, we expect that our sources of cash will significantly exceed our expected uses of cash over the remainder of 2009.
In looking at liquidity requirements beyond 2009, our first debt maturity is our revolving credit facility in January 2010. We have begun discussions to refinance this facility and expect to have a new facility in place in 2009. While we are planning to have significantly less than the maximum amount drawn on our current facility at the time of the refinancing, there is no assurance that we will be able to maintain the same level of capacity as the current facility, or that we will be able to successfully refinance the amount then outstanding. If there is a shortfall in proceeds from the refinancing, we would need to have another source of capital in place to satisfy the difference. Other such sources of capital available to us primarily include further equity issuances, securing other debt (such as on unpledged assets), sales of properties, collection or sales of mortgage or other notes receivable, and reducing our dividends paid in cash (subject to maintaining our qualification as a REIT).
Similarly, we believe that we will be able to repay, extend or refinance our other debt obligations for 2010 and thereafter as the debt comes due, and that we will be able to fund our remaining commitments as necessary. However, there can be no assurance that additional financing or capital will be available, or that terms will be acceptable or advantageous to us.
Our primary use of cash after paying operating expenses, debt service, distributions to shareholders and funding existing commitments is in growing our investment portfolio through the acquisition, development and financing of additional properties. We expect to finance these investments with borrowings under our unsecured revolving credit facility, as well as long-term debt and equity financing alternatives. The availability and terms of any such financing will depend upon market and other conditions. If we borrow the maximum amount available under our unsecured revolving credit facility, there can be no assurance that we will be able to obtain additional investment financing (See “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on February 24, 2009).
Off Balance Sheet Arrangements
At March 31, 2009, we had a 21.7% and 21.8% investment interest in two unconsolidated real estate joint ventures, Atlantic-EPR I and Atlantic-EPR II, respectively, which are accounted for under the equity method of accounting. We do not anticipate any material impact on our liquidity as a result of commitments involving those joint ventures. We recognized income of $136 and $126 (in thousands) from our investment in the Atlantic-EPR I joint venture during the three months ended March 31, 2009 and 2008, respectively. We recognized income of $83 and $79 (in thousands) from our investment in the Atlantic-EPR II joint venture during the three months ended March 31, 2009 and 2008, respectively. The joint ventures have two mortgage notes payable each secured by a megaplex theatre. The notes held by Atlantic EPR-I and Atlantic EPR-II total $15.3 million and $13.2 million, respectively, at March 31, 2009, and mature in May 2010 and September 2013, respectively. Condensed financial information for Atlantic-EPR I and Atlantic-EPR II joint ventures is included in Note 5 to the consolidated financial statements included in this Quarterly Report on Form 10-Q.
The joint venture agreements for Atlantic-EPR I and Atlantic-EPR II allow our partner, Atlantic of Hamburg, Germany (“Atlantic”), to exchange up to a maximum of 10% of its ownership interest per year in each of the joint ventures for common shares of the Company or, at our discretion, the cash value of those shares as defined in each of the joint venture agreements. During 2008, we paid Atlantic-EPR I and Atlantic-EPR II cash of $133 and $79 (in thousands), respectively, in exchange for additional ownership in each joint venture of 0.7%. During the first quarter of 2009, we paid Atlantic cash of $105 (in thousands) in exchange for additional ownership of 0.7% for Atlantic-EPR I. These exchanges did not impact total partners’ equity in either Atlantic-EPR I or Atlantic-EPR II.
Capital Structure and Coverage Ratios
We believe that our shareholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest, fixed charge and debt service coverage ratios. We expect to maintain our leverage ratio (i.e. total-long term debt of the Company as a percentage of shareholders’ equity plus total liabilities) below 50%. However, the timing and size of our equity offerings may cause us to temporarily operate over this threshold. At March 31, 2009, our leverage ratio was 46%. Our long-term debt as a percentage of our total market capitalization at March 31, 2009 was 55%; however, we do not manage to a ratio based on total market capitalization due to the inherent variability that is driven by changes in the market price of our common shares. We calculate our total market capitalization of $2.2 billion by aggregating the following at March 31, 2009:
•	Common shares outstanding of 34,945,807 multiplied by the last reported sales price of our common shares on the NYSE of $15.76 per share, or $551 million;

•	Aggregate liquidation value of our Series B preferred shares of $80 million;

•	Aggregate liquidation value of our Series C convertible preferred shares of $135 million;

•	Aggregate liquidation value of our Series D preferred shares of $115 million;

•	Aggregate liquidation value of our Series E convertible preferred shares of $86 million and

•	Total long-term debt of $1.2 billion
Our interest coverage ratio for both the three months ended March 31, 2009 and 2008 was 3.1 times. Interest coverage is calculated as the interest coverage amount (as calculated in the following table) divided by interest expense, gross (as calculated in the following table). We consider the interest coverage ratio to be an appropriate supplemental measure of a company’s ability to meet its interest expense obligations. Our calculation of the interest coverage ratio may be different from the calculation used by other companies, and therefore, comparability may be limited. This information should not be considered as an alternative to any U.S. generally accepted accounting principles (“GAAP”) liquidity measures. The following table shows the calculation of our interest coverage ratios (unaudited, dollars in thousands):

	Three Months Ended March 31,
	2009	2008
Net income	$24,095	$26,615
Interest expense, gross	17,708	17,644
Interest cost capitalized	(226)	(132)
Depreciation and amortization	12,629	10,672
Share-based compensation expense to management and trustees	1,077	996
Straight-line rental revenue	(561)	(826)

Interest coverage amount	$54,722	$54,969

Interest expense, net	$17,437	$17,468
Interest income	45	44
Interest cost capitalized	226	132

Interest expense, gross	$17,708	$17,644

Interest coverage ratio	3.1	3.1

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

	Three Months Ended March 31,
	2009	2008
Net cash provided by operating activities	$35,321	$26,064
Equity in income from joint ventures	219	1,282
Distributions from joint ventures	(243)	(1,486)
Amortization of deferred financing costs	(756)	(800)
Increase (decrease) in mortgage notes accrued interest receivable	(403)	4,844
Decrease in restricted cash	(1,008)	(1,294)
Increase in accounts and notes receivable	118	1,357
Increase in direct financing lease receivable	914	—
Increase in other assets	2,239	2,307
Decrease in accounts payable and accrued liabilities	731	1,821
Decrease in unearned rents	669	4,188
Straight-line rental revenue	(561)	(826)
Interest expense, gross	17,708	17,644
Interest cost capitalized	(226)	(132)

Interest coverage amount	$54,722	$54,969

Our fixed charge coverage ratio for the three months ended March 31, 2009 and 2008 was 2.2 times and 2.4 times, respectively. The fixed charge coverage ratio is calculated in exactly the same manner as the interest coverage ratio, except that preferred share dividends are also added to the denominator. We consider the fixed charge coverage ratio to be an appropriate supplemental measure of a company’s ability to make its interest and preferred share dividend payments. Our calculation of the fixed charge coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures. The following table shows the calculation of our fixed charge coverage ratios (unaudited, dollars in thousands):

	Three Months Ended March 31,
	2009	2008
Interest coverage amount	$54,722	54,969

Interest expense, gross	17,708	17,644
Preferred share dividends	7,552	5,611

Fixed charges	$25,260	23,255

Fixed charge coverage ratio	2.2	2.4

Our debt service coverage ratio for both the three months ended March 31, 2009 and 2008 was 2.3 times. The debt service coverage ratio is calculated in exactly the same manner as the interest coverage ratio, except that recurring principal payments are also added to the denominator. We consider the debt service coverage ratio to be an appropriate supplemental measure of a company’s ability to make its debt service payments. Our calculation of the debt service coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures. The following table shows the calculation of our debt service coverage ratios (unaudited, dollars in thousands):

	Three Months Ended March 31,
	2009	2008
Interest coverage amount	$54,722	54,969

Interest expense, gross	17,708	17,644
Recurring principal payments	6,124	6,103

Debt service	$23,832	23,747

Debt service coverage ratio	2.3	2.3

Funds From Operations (“FFO”)
The National Association of Real Estate Investment Trusts (“NAREIT”) developed FFO as a relative non-GAAP financial measure of performance of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO is a widely used measure of the operating performance of real estate companies and is provided here as a supplemental measure to GAAP net income available to common shareholders and earnings per share. FFO, as defined under the revised NAREIT definition and presented by us, is net income available to common shareholders, computed in accordance with GAAP, excluding gains and losses from sales of depreciable operating properties, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships, joint ventures and other affiliates. Adjustments for unconsolidated partnerships, joint ventures and other affiliates are calculated to reflect FFO on the same basis. FFO is a non-GAAP financial measure. FFO does not represent cash flows from operations as defined by GAAP and is not indicative that cash flows are adequate to fund all cash needs and is not to be considered an alternative to net income or any other GAAP measure as a measurement of the results of our operations or our cash flows or liquidity as defined by GAAP. It should also be noted that not all REITs calculate FFO the same way so comparisons with other REITs may not be meaningful.
The additional 1.9 million common shares that would result from the conversion of our 5.75% Series C cumulative convertible preferred shares and the additional 1.6 million common shares that would result from the conversion of our 9.0% Series E cumulative convertible preferred shares (issued on April 2, 2008) and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted earnings per share for the three months ended March 31, 2009 because the effect is anti-dilutive. However, because a conversion of the 5.75% Series C cumulative convertible preferred shares would be dilutive to FFO per share for the three months ended March 31, 2008, these adjustments have been made in the calculation of diluted FFO per share for these periods.
As discussed in Note 9 to the consolidated financial statements on this Form 10-Q, on January 1, 2009, we adopted FASB Staff Position (“FSP”) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. Prior-period earnings per share data was computed using the treasury stock method and has been adjusted retrospectively for the adoption of this staff position which lowered basic and diluted FFO per share by $0.01 for the three months ended March 31, 2008.
The following table summarizes our FFO, FFO per share and certain other financial information for the three months ended March 31, 2009 and 2008 (unaudited, in thousands, except per share information):

	Three Months Ended March 31,
	2009	2008
Net income available to common shareholders of Entertainment Properties Trust	$17,777	$21,511
Subtract: Noncontrolling interest	(1,323)	(531)
Add: Real estate depreciation and amortization	12,434	10,501
Add: Allocated share of joint venture depreciation	65	312

FFO available to common shareholders of Entertainment Properties Trust	28,953	31,793

FFO available to common shareholders of Entertainment Properties Trust	28,953	31,793
Add: Preferred dividends for Series C	—	1,941

Diluted FFO available to common shareholders of Entertainment Properties Trust	28,953	33,734

FFO per common share attributable to Entertainment Properties Trust:
Basic	$0.84	$1.13
Diluted	0.84	1.11

Shares used for computation (in thousands):
Basic	34,363	28,125
Diluted	34,363	30,315

Weighted average shares outstanding- diluted EPS	34,363	28,407
Effect of dilutive Series C preferred shares	—	1,908

Adjusted weighted average shares outstanding — diluted	34,363	30,315

Other financial information:
Straight-lined rental revenue	$561	824
Dividends per common share	$0.65	0.84
FFO payout ratio*	77%	76%

*	FFO payout ratio is calculated by dividing dividends per common share by FFO per diluted common share.
Impact of Recently Issued Accounting Standards
In April 2009, the FASB issued FSP FAS 107-b and Accounting Principles Board (“APB”) 28-a, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-b and APB 28-a”). FSP FAS 107-b and APB 28-a amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. FSP FAS 107-b and APB 28-a is effective for interim and annual periods ending after June 15, 2009. Since FSP FAS 107-b and APB 28-a only requires additional disclosures, adoption of the FSP is not expected to have an effect on the Company’s consolidated financial statements.

Additionally, in April 2009, the FASB issued FSP FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS No. 157-4”). FSP FAS No. 157-4 clarifies the methodology used to determine fair value when there is no active market or where the price inputs being used represent distressed sales. FSP FAS No. 157-4 also reaffirms the objective of fair value measurement, as stated in SFAS No. 157, Fair Value Measurements, which is to reflect how much an asset would be sold for in an orderly transaction. It also reaffirms the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive. FSP FAS No. 157-4 will be applied prospectively and will be effective for interim and annual reporting periods ending after June 15, 2009.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks, primarily relating to potential losses due to changes in interest rates and foreign currency exchange rates. We seek to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new long-term fixed rate borrowings whenever possible. We also have a $235 million unsecured revolving credit facility with $93 million outstanding as of March 31, 2009, a $160.0 million term loan facility with $95.5 million outstanding as of March 31, 2009, a $10.7 million bond, a $56.25 million term loan and a $118.5 million term loan, all of which bear interest at a floating rate. As further described in Note 7 to the consolidated financial statements in this Quarterly Report on Form 10-Q, $91.6 million of the term loans are LIBOR based debt that has been converted to a fixed rate with seven interest rate swaps and the $118.5 million term loan includes $114.0 million of LIBOR based debt that has been converted to a fixed rate with two interest rate swaps.
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
We have not yet hedged any of our net investment in the CAD denominated mortgage receivable related to Toronto Life Square or its expected CAD denominated interest income due to the uncertainty concerning the timing and ultimate outcome of the forced sale process.
See Note 7 to the consolidated financial statements in this Quarterly Report on Form 10-Q for additional information on our derivative financial instruments and hedging activities.
Item 4. Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter of the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Other than routine litigation and administrative proceedings arising in the ordinary course of business, we are not presently involved in any litigation nor, to our knowledge, is any litigation threatened against us or our properties, which is reasonably likely to have a material adverse effect on our liquidity or results of operations.
Item 1A. Risk Factors
There were no material changes during the quarter from the risk factors previously discussed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on February 24, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Maximum
				Total Number	Number (or
				of Shares	Approximate
				Purchased as	Dollar Value) of
				Part of	Shares that May
	Total			Publicly	Yet Be
	Number of		Average	Announced	Purchased
	Shares		Price Paid	Plans or	Under the Plans
Period	Purchased		Per Share	Programs	or Programs
January 1 through January 31, 2009 common stock	40,072	(1)	29.80	—	—
February 1 through February 28, 2009 common stock	—		—	—	—
March 1 through March 31, 2009 common stock	493	(1)	15.10	—	—

Total	40,565		$29.62	—	$—

(1)	The repurchase of equity securities during January and March of 2009 were completed in conjunction with the vesting of employee nonvested shares. These repurchases were not made pursuant to a publicly announced plan or program.
During the quarter ended March 31, 2009, we did not sell any unregistered securities.
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

During January 2009, we issued 1,551,000 common shares under the Plan at an average purchase price of $23.86 per share. Total net proceeds after expenses were approximately $36.8 million. Additionally, during February 2009, we issued 339,000 common shares under the Plan at an average price of $22.12. Total net proceeds after expenses were approximately $7.5 million.
Item 3. Defaults Upon Senior Securities
There were no reportable events during the quarter ended March 31, 2009.
Item 4. Submission of Matters to a Vote of Security Holders
There were no reportable events during the quarter ended March 31, 2009.
Item 5. Other Information
There were no reportable events during the quarter ended March 31, 2009.
Item 6. Exhibits

12.1*	Computation of Ratio of Earnings to Fixed Charges

12.2*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Distributions

31.1*	Certification of David M. Brain, Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Mark A. Peterson, Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERTAINMENT PROPERTIES TRUST

Dated: May 7, 2009	By	/s/ David M. Brain

David M. Brain, President – Chief Executive
Officer (Principal Executive Officer)

Dated: May 7, 2009	By	/s/ Mark A. Peterson

Mark A. Peterson, Vice President – Chief
Financial Officer (Principal Financial Officer
and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document

12.1*	Computation of Ratio of Earnings to Fixed Charges

12.2*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Distributions

31.1*	Certification of David M. Brain, Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Mark A. Peterson, Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.