Form 10-Q
period 2009-06-30
ENTERTAINMENT PROPERTIES TRUST
filed 2009-07-28
CIK 1045450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Yes ☐     No ☑
At July 27, 2009, there were 34,949,515 common shares of beneficial interest outstanding.

CAUTIONARY STATEMENT CONCERNING FORWARD LOOKING STATEMENTS
With the exception of historical information, certain statements contained or incorporated by reference herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements may refer to our financial condition, results of operations, plans, objectives, acquisition or disposition of properties, future expenditures for development projects, capital resources, future financial performance and business. Forward-looking statements are not guarantees of performance. They involve numerous risks, uncertainties and assumptions. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “will be,” “continue,” “hope,” “goal,” “forecast,” “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans” “would,” “may” or other similar expressions in this Quarterly Report on Form 10-Q. In addition, references to our budgeted amounts are forward looking statements. Factors that could materially and adversely affect us include, but are not limited to, the factors listed below:
•	General international, national, regional and local business and economic conditions;

•	Current levels of market volatility are unprecedented;

•	Failure of current governmental efforts to stimulate the economy;

•	The downturn in the credit markets;

•	The failure of a bank to fund a request by us to borrow money;

•	Failure of banks in which we have deposited funds;

•	Defaults in the performance of lease terms by our tenants;

•	Defaults by our customers and counterparties on their obligations owed to us;

•	A mortgagor’s bankruptcy or default;

•	A significant loan commitment for a development project that may not be completed as planned;

•	The obsolescence of older multiplex theaters owned by some of our tenants;

•	Risks of operating in the entertainment industry;

•	Our ability to compete effectively;

•	The majority of our megaplex theater properties are leased by a single tenant;

•	A single tenant leases or is the mortgagor of all our ski area investments;

•	A single tenant leases all of our charter schools;

•	Risks associated with use of leverage to acquire properties;

•	Financing arrangements that require lump-sum payments;

•	Our ability to sustain the rate of growth we have had in recent years;

•	Our ability to raise capital;

•	Covenants in our debt instruments that limit our ability to take certain actions;

•	Risks of acquiring and developing properties and real estate companies;

•	The lack of diversification of our investment portfolio;

•	Our continued qualification as a REIT;

•	The ability of our subsidiaries to satisfy their obligations;

•	Financing arrangements that expose us to funding or purchase risks;

•	We have a limited number of employees and the loss of personnel could harm operations;

•	Fluctuations in the value of real estate income and investments;

•	Risks relating to real estate ownership, leasing and development, for example local conditions such as an oversupply of space or a reduction in demand for real estate in the area, competition from other available space, whether tenants and users such as customers of our tenants consider a property attractive, changes in real estate taxes and other expenses, changes in market rental rates, the timing and costs associated with property improvements and rentals, changes in taxation or zoning laws or other governmental regulation, whether we are able to pass some or all of any increased operating costs through to tenants, and how well we manage our properties;

•	Our ability to secure adequate insurance and risk of potential uninsured losses, including from natural disasters;

•	Risks involved in joint ventures;

•	Risks in leasing multi-tenant properties;

•	A failure to comply with the Americans with Disabilities Act or other laws;

•	Risks of environmental liability;

•	Our real estate investments are relatively illiquid;

•	We own assets in foreign countries;

•	Risks associated with owning or financing properties for which the tenant’s or mortgagor’s operations may be impacted by weather conditions;

•	Risks associated with the ownership of vineyards;

•	Our ability to pay dividends in cash or at current rates;

•	Fluctuations in interest rates;

•	Fluctuations in the market prices for our shares;

•	Certain limits on change in control imposed under law and by our Declaration of Trust and Bylaws;

•	Policy changes obtained without the approval of our shareholders;

•	Equity issuances could dilute the value of our shares;

•	Risks associated with changes in the Canadian exchange rate; and

•	Changes in laws and regulations, including tax laws and regulations
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ENTERTAINMENT PROPERTIES TRUST
Consolidated Balance Sheets
(Dollars in thousands except share data)

	June 30, 2009	December 31, 2008
	(Unaudited)
Assets
Rental properties, net of accumulated depreciation of $235,472 and $214,078 at June 30, 2009 and December 31, 2008, respectively	$1,745,000	$1,735,026
Property under development	22,847	30,835
Mortgage notes and related accrued interest receivable	538,632	508,506
Investment in a direct financing lease, net	167,945	166,089
Investment in joint ventures	2,457	2,493
Cash and cash equivalents	16,202	50,082
Restricted cash	14,551	11,004
Intangible assets, net	10,188	12,400
Deferred financing costs, net	14,010	10,741
Accounts and notes receivable, net	73,241	73,312
Other assets	36,504	33,437

Total assets	$2,641,577	$2,633,925

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued liabilities	$27,122	$35,665
Common dividends payable	22,732	27,377
Preferred dividends payable	7,552	7,552
Unearned rents and interest	12,836	8,312
Long-term debt	1,225,356	1,262,368

Total liabilities	1,295,598	1,341,274

Shareholders’ equity:
Common Shares, $.01 par value; 50,000,000 shares authorized; and 35,852,316 and 33,734,181 shares issued at June 30, 2009 and December 31, 2008, respectively	358	337
Preferred Shares, $.01 par value; 25,000,000 shares authorized; 3,200,000 Series B shares issued at June 30, 2009 and December 31, 2008; liquidation preference of $80,000,000	32	32
5,400,000 Series C convertible shares issued at June 30, 2009 and December 31, 2008; liquidation preference of $135,000,000	54	54
4,600,000 Series D shares issued at June 30, 2009 and December 31, 2008; liquidation preference of $115,000,000	46	46
3,450,000 Series E convertible shares issued at June 30, 2009 and December 31, 2008; liquidation preference of $86,250,000	35	35
Additional paid-in-capital	1,389,162	1,339,798
Treasury shares at cost: 904,824 and 860,084 common shares at June 30, 2009 and December 31, 2008, respectively	(27,698)	(26,357)
Loans to shareholders	(1,925)	(1,925)
Accumulated other comprehensive income	9,951	(6,169)
Distributions in excess of net income	(36,170)	(28,417)

Entertainment Properties Trust shareholders’ equity	1,333,845	1,277,434

Noncontrolling interests	12,134	15,217
Shareholders’ equity	1,345,979	1,292,651

Total liabilities and shareholders’ equity	$2,641,577	$2,633,925

See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST
Consolidated Statements of Income
(Unaudited)
(Dollars in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Rental revenue	$50,507	$49,940	$100,918	$99,062
Tenant reimbursements	4,258	5,194	8,893	10,865
Other income	728	491	1,868	1,202
Mortgage and other financing income	11,224	13,130	21,742	23,484

Total revenue	66,717	68,755	133,421	134,613

Property operating expense	6,382	6,309	14,400	13,335
Other expense	854	622	1,472	1,557
General and administrative expense	4,278	3,938	8,404	8,352
Costs associated with loan refinancing	117	—	117	—
Interest expense, net	17,482	16,960	34,919	34,428
Depreciation and amortization	11,834	10,341	24,463	21,014

Income before equity in income from joint ventures and discontinued operations	25,770	30,585	49,646	55,927
Equity in income from joint ventures	225	245	444	1,527

Income from continuing operations	$25,995	$30,830	$50,090	$57,454

Discontinued operations:
Loss from discontinued operations	—	(16)	—	(27)
Gain on sale of real estate	—	119	—	119

Net income	25,995	30,933	50,090	57,546

Add: Net loss attributable to noncontrolling interests	1,709	478	2,943	986

Net income attributable to Entertainment Properties Trust	27,704	31,411	53,033	58,532
Preferred dividend requirements	(7,552)	(7,552)	(15,103)	(13,162)

Net income available to common shareholders of Entertainment Properties Trust	$20,152	$23,859	$37,930	$45,370

Per share data attributable to Entertainment Properties Trust common shareholders:
Basic earnings per share data:
Income from continuing operations available to common shareholders	$0.58	$0.78	$1.09	1.54
Income from discontinued operations	—	—	—	0.01

Net income available to common shareholders	$0.58	$0.78	$1.09	$1.55

Diluted earnings per share data:
Income from continuing operations available to common shareholders	$0.58	$0.77	$1.09	$1.53
Income from discontinued operations	—	—	—	—

Net income available to common shareholders	$0.58	$0.77	$1.09	$1.53

Shares used for computation (in thousands):
Basic	34,970	30,577	34,678	29,351
Diluted	34,992	30,913	34,686	29,663

Dividends per common share	$0.65	$0.84	$1.30	$1.68

See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST
Consolidated Statement of Changes in Shareholders’ Equity
Six Months Ended June 30, 2009
(Unaudited)
(Dollars in thousands)

	Entertainment Properties Trust Shareholders
								Accumulated
					Additional			other	Distributions
	Common Stock		Preferred Stock		paid-in	Treasury	Loans to	comprehensive	in excess of	Noncontrolling
	Shares	Par	Shares	Par	capital	shares	shareholders	income	net income	Interests	Total
Balance at December 31, 2008	33,734	$337	16,650	$167	$1,339,798	$(26,357)	$(1,925)	$(6,169)	$(28,417)	$15,217	$1,292,651
Restricted share units issued to Trustees	—	—	—	—	390	—	—	—	—	—	390
Issuance of nonvested shares, including nonvested shares issued for the payment of bonuses	218	2	—	—	2,413	—	—	—	—	—	2,415
Cancellation of 4,175 employee nonvested shares	—	—	—	—	139	(139)	—	—	—	—	—
Amortization of nonvested shares	—	—	—	—	1,647	—	—	—	—	—	1,647
Share option expense	—	—	—	—	331	—	—	—	—	—	331
Foreign currency translation adjustment	—	—	—	—	—	—	—	10,477	—	—	10,477
Change in unrealized gain/loss on derivatives	—	—	—	—	—	—	—	5,643	—	—	5,643
Net income	—	—	—	—	—	—	—	—	53,033	(2,943)	50,090
Purchase of 40,565 common shares for treasury	—	—	—	—	—	(1,202)	—	—	—	—	(1,202)
Issuances of common shares, net of costs of $227 thousand	1,900	19	—	—	44,444	—	—	—	—	—	44,463
Dividends to common and preferred shareholders	—	—	—	—	—	—	—	—	(60,786)	—	(60,786)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	(140)	(140)

Balance at June 30, 2009	35,852	$358	16,650	$167	$1,389,162	$(27,698)	$(1,925)	$9,951	$(36,170)	$12,134	$1,345,979

See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST
Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income	$25,995	$30,933	$50,090	$57,546
Other comprehensive income (loss):
Foreign currency translation adjustment	18,143	1,159	10,477	(6,984)
Change in unrealized gain (loss) on derivatives	(5,990)	381	5,643	2,120

Comprehensive income	38,148	32,473	66,210	52,682
Comprehensive income attributable to the noncontrolling interests	1,709	478	2,943	986

Comprehensive income attributable to Entertainment Properties Trust	$39,857	$32,951	$69,153	$53,668

See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2009	2008
Operating activities:
Net income	$50,090	$57,546
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	—	(92)
Costs associated with loan refinancing	117	—
Equity in income from joint ventures	(444)	(1,527)
Distributions from joint ventures	493	1,777
Depreciation and amortization	24,463	21,014
Amortization of deferred financing costs	1,449	1,622
Share-based compensation expense to management and trustees	2,155	1,987
Decrease in restricted cash	2,133	2,256
Increase in mortgage notes accrued interest receivable	(244)	(9,835)
Decrease (increase) in accounts and accrued interest on notes receivable	3,966	(3,175)
Increase in direct financing lease receivable	(1,856)	(486)
Increase in other assets	(4,253)	(3,011)
Decrease in accounts payable and accrued liabilities	(30)	(549)
Decrease in unearned rents	(1,022)	(3,997)

Net operating cash provided by continuing operations	77,017	63,530
Net operating cash used by discontinued operations	—	(27)

Net cash provided by operating activities	77,017	63,503

Investing activities:
Acquisition of rental properties and other assets	(2,450)	(134,248)
Investment in unconsolidated joint venture	(13)	(38)
Investment in mortgage notes receivable	(28,536)	(24,627)
Proceeds from mortgage note receivable paydown	3,512	—
Investment in promissory notes receivable	(3,858)	(10,149)
Proceeds from promissory note receivable paydown	1,000	—
Investment in direct financing lease, net	—	(121,785)
Additions to properties under development	(12,337)	(16,317)

Net cash used in investing activities from continued operations	(42,682)	(307,164)
Net proceeds from sale of real estate from discontinued operations	—	986

Net cash used in investing activities	(42,682)	(306,178)

Financing activities:
Proceeds from long-term debt facilities	43,006	136,153
Principal payments on long-term debt	(84,283)	(33,035)
Deferred financing fees paid	(4,786)	(925)
Net proceeds from issuance of common shares	44,408	111,335
Net proceeds from issuance of preferred shares	—	83,438
Impact of stock option exercises, net	—	44
Purchase of common shares for treasury	(1,202)	(777)
Distributions paid to noncontrolling interests	(140)	(90)
Dividends paid to shareholders	(65,379)	(56,262)

Net cash provided (used) by financing activities	(68,376)	239,881
Effect of exchange rate changes on cash	161	(175)

Net decrease in cash and cash equivalents	(33,880)	(2,969)
Cash and cash equivalents at beginning of the period	50,082	15,170

Cash and cash equivalents at end of the period	$16,202	$12,201

Supplemental information continued on next page.

ENTERTAINMENT PROPERTIES TRUST
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)
Continued from previous page.

	Six Months Ended June 30,
	2009	2008
Supplemental schedule of non-cash activity:
Transfer of property under development to rental property	$22,074	$9,374
Issuance of nonvested shares at fair value, including nonvested shares issued for payment of bonuses	$3,977	$6,028

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$34,469	$34,441
Cash received during the period for income taxes	$(607)	$(964)
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
2. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. In addition, operating results for the six-month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
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
In December 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS No. 160), effective for fiscal years beginning on or after December 15, 2008. The Company has adopted SFAS No. 160 effective January 1, 2009. Per SFAS No. 160, noncontrolling interest is the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. The ownership interests in the subsidiary that are held by owners other than the parent are noncontrolling interests. Under SFAS No. 160, such noncontrolling interests are reported on the consolidated balance sheets within equity, separately from the Company’s equity. On the consolidated statements of income, revenues, expenses and net income or loss from less-than-wholly-owned subsidiaries are reported at the consolidated amounts, including both the amounts attributable to the Company and noncontrolling interests. Consolidated statements of changes in shareholder’s equity are included for both quarterly and annual financial statements, including beginning balances, activity for the period and ending balances for shareholders’ equity, noncontrolling interests and total equity. The Company does not have any redeemable noncontrolling interests under Emerging Issues Task Force (EITF) D-98, “Classification and Measurement of Redeemable Securities.”

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
Revenue Recognition
Rents that are fixed and determinable are recognized on a straight-line basis over the minimum terms of the leases. Base rent escalation on leases that are dependent upon increases in the Consumer Price Index (CPI) is recognized when known. Straight-line rent receivable is included in accounts receivable and was $24.3 million and $23.1 million at June 30, 2009 and December 31, 2008, respectively. In addition, most of the Company’s tenants are subject to additional rents if gross revenues of the properties exceed certain thresholds defined in the lease agreements (percentage rents). Percentage rents are recognized at the time when specific triggering events occur as provided by the lease agreements. Percentage rents of $649 thousand and $902 thousand were recognized for the six months ended June 30, 2009 and 2008, respectively. Lease termination fees are recognized when the related leases are canceled and the Company has no obligation to provide services to such former tenants. No termination fees were recognized during the six months ended June 30, 2009 and 2008.
Direct financing lease income is recognized on the effective interest method to produce a level yield on funds not yet recovered. Estimated unguaranteed residual values at the date of lease inception represent management’s initial estimates of fair value of the leased assets at the expiration of the lease, not to exceed original cost. Significant assumptions used in estimating residual values include estimated net cash flows over the remaining lease term and expected future real estate values. The estimated unguaranteed residual value is reviewed on an annual basis to determine if there are other than temporary impairments. The Company evaluates on an annual basis during the second quarter the collectibility of its direct financing lease receivable and unguaranteed residual value to determine whether they are impaired. A direct financing lease receivable is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. When a direct financing lease receivable is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the direct financing lease receivable’s effective interest rate or to the value of the underlying collateral, less costs to sell, if such receivable is collateralized.
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
Allowance for Doubtful Accounts
The Company makes quarterly estimates of the collectibility of its accounts receivable related to base rents, tenant escalations (straight-line rents), reimbursements and other revenue or income. The Company specifically analyzes trends in accounts receivable, historical bad debts, customer credit worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of its allowance for doubtful accounts. In addition, when customers are in bankruptcy, the Company makes estimates of the expected recovery of pre-petition administrative and damage claims. These estimates have a direct impact on the Company’s net income.
Mortgage Notes and Other Notes Receivable
Mortgage notes and other notes receivable, including related accrued interest receivable, consist of loans originated by the Company and the related accrued and unpaid interest income as of the balance sheet date. Mortgage notes and other notes receivable are initially recorded at the amount advanced to the borrower and the Company defers certain loan origination and commitment fees, net of certain origination costs, and amortizes them over the term of the related loan. Interest income on performing loans is accrued as earned. The Company evaluates the collectibility of both interest and principal of each of its loans to determine whether it is impaired. A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. When a loan is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the loan’s effective interest rate or to the fair value of the underlying collateral, less costs to sell, if the loan is collateralized. For impaired loans, interest income is recognized on a cash basis, unless the Company determines based on the loan to estimated fair value ratio the loan should be on the cost recovery method, and any cash payment received would then be reflected as a reduction of principal. Interest income recognition is recommenced when the impaired loan becomes contractually current and performance is demonstrated to be resumed.
Concentrations of Risk
American Multi-Cinema, Inc. (AMC) is the lessee of a substantial portion (51%) of the megaplex theatre rental properties held by the Company (including joint venture properties) at June 30, 2009 as a result of a series of sale leaseback transactions pertaining to a number of AMC megaplex theatres. A substantial portion of the Company’s rental revenues (approximately $48.3 million or 48% and $48.9 million or 49% for the six months ended June 30, 2009 and 2008, respectively) result from the rental payments by AMC under the leases, or its parent, AMC Entertainment, Inc. (AMCE), as the guarantor of AMC’s obligations under the leases. AMCE had total assets of $3.7 billion and $3.8 billion, total liabilities of $2.7 billion and $2.7 billion and total stockholders’ equity of $1.0 billion and $1.1 billion at April 2, 2009 and April 3, 2008, respectively. AMCE had a net loss of $81.2 million for the fifty-two weeks ended April 2, 2009 and net earnings of $43.4 million for the fifty-three weeks ended April 3, 2008. AMCE has publicly held debt and accordingly, its consolidated financial information is publicly available.
For the six months ended June 30, 2009 and 2008, respectively, approximately $16.9 million, or 13%, and $19.5 million, or 15%, of total revenue was derived from the Company’s four entertainment retail centers in Ontario, Canada. For the six months ended June 30, 2008, $28.2 million, or 21%, of our total revenue was derived from the Company’s four entertainment retail centers in Ontario, Canada combined with the mortgage financing interest related to the Company’s mortgage note receivable held in Canada and initially funded on June 1, 2005. For the six months ended June 30, 2009, no mortgage financing interest income was recognized related to the Company’s mortgage note receivable held in Canada as further described in Note 4. The Company’s wholly owned subsidiaries that hold the Canadian entertainment retail centers, third party debt and mortgage note receivable represent approximately $233.5 million or 17% and $219.5 million or 17% of the Company’s net assets as of June 30, 2009 and December 31, 2008, respectively.
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
The Company accounts for share based compensation under the SFAS No. 123R “Share-Based Payment” (SFAS No. 123R). Share based compensation expense consists of share option expense, amortization of nonvested share grants, and shares and share units issued to non-employee Trustees for payment of their annual retainers. Share based compensation is included in general and administrative expense in the accompanying consolidated statements of income, and totaled $2.2 million and $2.0 million for the six months ended June 30, 2009 and 2008, respectively.
Share Options
Share options are granted to employees pursuant to the Long-Term Incentive Plan and to non-employee Trustees for their service to the Company. The fair value of share options granted is estimated at the date of grant using the Black-Scholes option pricing model. Share options granted to employees vest over a period of four to five years and share option expense for these options is recognized on a straight-line basis over the vesting period, except for those unvested options held by a retired executive which were fully expensed as of June 30, 2006. Share options granted to non-employee Trustees vest immediately but may not be exercised for a period of one year from the grant date. Share option expense for non-employee Trustees is recognized on a straight-line basis over the year of service by the non-employee Trustees.
The expense related to share options included in the determination of net income for the six months ended June 30, 2009 and 2008 was $331 thousand and $225 thousand, respectively. The following assumptions were used in applying the Black-Scholes option pricing model at the grant dates: risk-free interest rate of 2.6% to 2.8% and 3.2% to 3.5% for the six months ended June 30, 2009 and 2008, respectively, dividend yield of 6.5% to 6.6% and 6.7% for the six months ended June 30, 2009 and 2008, respectively, volatility factors in the expected market price of the Company’s common shares of 31.4% to 37.5% and 23.2% for the six months ended June 30, 2009 and 2008, respectively, no expected forfeitures and an expected life of eight years. The Company uses historical data to estimate the expected life of the option and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Additionally, expected volatility is computed based on the average historical volatility of the Company’s publicly traded shares.

Nonvested Shares Issued to Employees
The Company grants nonvested shares to employees pursuant to both the Annual Incentive Program and the Long-Term Incentive Plan. The Company amortizes the expense related to the nonvested shares awarded to employees under the Long-Term Incentive Plan and the premium awarded under the nonvested share alternative of the Annual Incentive Program on a straight-line basis over the future vesting period (three to five years). Total expense recognized related to all nonvested shares was $1.6 million for each of the six months ended June 30, 2009 and 2008.
Shares Issued to Non-Employee Trustees
Prior to 2009, the Company issued shares to non-employee Trustees for payment of their annual retainers. These shares vested immediately but could not be sold for a period of one year from the grant date. This expense was amortized by the Company on a straight-line basis over the year of service by the non-employee Trustees. Total expense recognized related to shares issued to non-employee Trustees was $111 thousand and $173 thousand for the six months ended June 30, 2009 and 2008, respectively.
Restricted Share Units Issued to Non-Employee Trustees
In 2009, the Company issued restricted share units to non-employee Trustees for payment of their annual retainers. The fair value of the share units granted was based on the share price at the date of grant. The share units vest upon the earlier of the day preceding the next annual meeting of shareholders or a change of control. The settlement date for the shares is selected by the non-employee trustee, and ranges from three years from the grant date to upon termination of service. This expense was amortized by the Company on a straight-line basis over the year of service by the non-employee Trustees. Total expense recognized related to shares issued to non-employee Trustees was $65 thousand for the six months ended June 30, 2009.
Derivative Instruments
The Company has acquired certain derivative instruments to reduce exposure to fluctuations in foreign currency exchange rates and variable interest rates. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. These derivatives consist of foreign currency forward contracts, cross currency swaps and interest rate swaps.
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
Subsequent Events
The Company evaluated subsequent events through the time of filing these financial statements with the SEC on July 28, 2009.
3. Rental Properties
The following table summarizes the carrying amounts of rental properties as of June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009	December 31, 2008
	(Unaudited)
Buildings and improvements	$1,477,099	$1,452,500
Furniture, fixtures & equipment	63,269	62,090
Land	440,104	434,514

	1,980,472	1,949,104
Accumulated depreciation	(235,472)	(214,078)

Total	$1,745,000	$1,735,026

Depreciation expense on rental properties was $21.2 million and $19.4 million for the six months ended June 30, 2009 and 2008, respectively.
4. Investments in Mortgage Notes and Notes Receivable
On August 20, 2008, a wholly-owned subsidiary of the Company provided a secured first mortgage loan of $225.0 million to Concord Resorts, LLC (Concord Resorts), an entity controlled by Louis Cappelli, related to a planned casino and resort development in Sullivan County, New York. The Company’s investment is secured by a first mortgage on the resort complex real estate totaling 1,584 acres. In addition, the Company has a second mortgage on the remaining 139 acres of the casino related real estate and the loan is personally guaranteed by Louis Cappelli. The Company has certain rights to convert its mortgage interest into fee ownership as the project is further developed. The net carrying value of this mortgage note receivable at June 30, 2009 was $133.2 million which was funded under the original $225.0 million secured first mortgage commitment. Due to the economic downturn, certain other lenders on the development have either reduced their commitments or withdrawn from the project. The planned initial phase of the casino and resort development has been downsized from an estimated $1 billion to an estimated $600 million and Mr. Cappelli is attempting to secure the necessary financing. The New York legislature has passed legislation authorizing the benefits of a special reduced tax rate on gaming receipts in Sullivan County, New York if at least $600 million is invested and 1,000 new jobs are created. As a result of these issues, the development project has been slowed, and there can be no assurance that Mr. Cappelli will obtain the financing necessary to complete the project. Due to these challenges, Concord Resorts has ceased making interest payments to the Company as contractually obligated under the loan agreement. The Company has evaluated its mortgage note receivable in accordance with the provisions of SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” (SFAS No. 114) and has determined it is impaired due to the inability of the borrower to meet its contractual obligations per the agreement. The Company’s accounting policy is to recognize interest income on impaired loans on a cash basis. Accrual interest income recognition for book purposes was ceased on January 1, 2009 and therefore no interest income has been recorded during the six months ended June 30, 2009. Management of the Company determined that no loan loss reserve was necessary for this note taking into account an independent appraisal as of April 30, 2009 of the primary collateral, 1,584 acres of land, which indicated a value significantly in excess of the loan balance.
The Company’s original loan commitment to fund an additional $91.8 million to Concord Resorts is no longer applicable due to the developer’s decision to downsize the initial phase of the project to an investment level of $600 million. The funding of any additional investment in the project by the Company will be subject to satisfaction of certain conditions, including but not limited to a reduction from the aforementioned $91.8 million.
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
The Company has evaluated these two notes receivable in accordance with the provisions of SFAS No. 114, and has determined that they are impaired due to the inability of the borrower to meet its contractual obligations per the original agreements. The Company’s accounting policy is to recognize interest income on impaired loans on a cash basis. Accordingly, accrual interest income recognition was ceased on January 1, 2009. Interest income of $833 thousand has been recorded during the six months ended June 30, 2009 which represents payments received by the Company. Interest income recognized on these loans for the six months ended June 30, 2008 was $839 thousand. Management of the Company has evaluated the fair value of the underlying collateral of the notes and has concluded that no loan loss reserve was necessary at June 30, 2009.
On January 26, 2009, a wholly-owned subsidiary of the Company entered into a credit agreement with Rb Wine Associates, LLC to provide a $2 million revolving credit facility that matures on January 1, 2010. This note is secured by certain pledge agreements and other collateral. Interest accrues on the outstanding principal balance at an annual rate of 15%. Interest is payable monthly at an annual rate of 9.25% and the remaining accrued but unpaid interest and principal is due at maturity. During the six months ended June 30, 2009, the Company advanced $1.1 million under this agreement.

On February 6, 2009, a wholly-owned subsidiary of the Company invested an additional $950 thousand Canadian (CAD) ($768 thousand U.S.) in the mortgage note receivable from Metropolis Limited Partnership (the Partnership) related to the construction of Toronto Life Square, a 13 level entertainment retail center in downtown Toronto that was completed in May 2008 for a total cost of approximately CAD $330 million. This advance has a stated maturity of June 2, 2010 and bears interest at 15%. Additionally, as of June 30, 2009, the Company had posted irrevocable stand-by letters of credit related to this project totaling $7.6 million which are expected to be cancelled or drawn upon during 2009. The carrying value of this mortgage note receivable at June 30, 2009 was CAD $126.7 million ($108.9 million U.S.), which includes related accrued interest receivable on both the note and the letters of credit of CAD $45.3 million ($39.0 million U.S.). The loan is denominated in Canadian dollars and is secured by Toronto Life Square. On March 2, 2009, the Company’s 25% principal payment and all accrued interest to date on the second mortgage note receivable from the Partnership came due.
A group of banks (the bank syndicate) has provided first mortgage construction financing to the Partnership totaling approximately CAD $119.0 million ($102.3 million U.S.) as of June 30, 2009. The bank syndicate’s first mortgage was due February 27, 2009. An additional extension was not executed during the six months ended June 30, 2009 for either the bank’s first mortgage or amounts due under the Company’s second mortgage. In April 2009, the Company and the bank syndicate elected to pursue a receivership after it became apparent that a restructuring of the existing equity interests was no longer possible. On April 27, 2009, the court appointed a receiver who will now oversee the sale of the property. As a result of this process, the Company could become the owner of the property if it is the highest bidder or alternatively, could settle its mortgage note receivable with the proceeds from a higher bidder. The Company is currently negotiating a refinancing of the first mortgage should it be the highest bidder for the property. While there can be no assurance regarding the success of the first mortgage refinancing or its timing, based on preliminary negotiations, the Company currently estimates a new first mortgage loan would provide proceeds of CAD $100 to $120 million. If the Company becomes the owner through the sale process, the Company expects to consolidate the financial results of the property subsequent to the purchase.
The Company has evaluated its mortgage note receivable in accordance with the provisions of SFAS No. 114. Because repayment of the mortgage note receivable did not meet the contractual terms of the agreement, the Company has determined the loan is impaired and has ceased accruing interest income as of January 1, 2009 on the loan for book purposes. Accordingly, no interest income was recognized for the six months ended June 30, 2009 and no interest income will be recognized in future periods unless collected from a third party buyer through the sale process. Interest income recognized on this loan for the six months ended June 30, 2008 was CAD $8.8 million ($8.7 million U.S.). Furthermore, management of the Company reviewed the fair market value of the property at June 30, 2009, taking into account an independent appraisal of CAD $277.0 million dated January 31, 2009 and changes in conditions from February 1, 2009 to June 30, 2009, and determined no loan loss reserve was necessary.
On February 20, 2009, a wholly-owned subsidiary of the Company entered into a $3.0 million promissory note with Sapphire Wines LLC. The note bears interest at 15% and it matures on November 1, 2009. This note is secured by certain pledge agreements and other collateral. Interest has generally been paid late and because such payments are not being received per the contractual terms of the agreement, this note is considered impaired and is included in the $11.8 million of impaired notes receivable discussed further below.

On May 8, 2009, the Company received payment in full on its mortgage note receivable and related accrued interest of $3.7 million from Prairie Creek Properties, LLC. The Company advanced $3.5 million during the year ended December 31, 2007 under this agreement for the development of an approximately 9,000 seat amphitheatre in Hoffman Estates, Illinois.
On June 26, 2009, the Company received payment in full on its note receivable and related accrued interest of $1.0 million from an affiliate of one of its theatre operators. The Company advanced $1.0 million during the year ended December 31, 2007 under this agreement for the development of a megaplex theatre.
During the six months ended June 30, 2009, the Company advanced $27.8 million under its secured first mortgage loan agreement with SVV I, LLC for the development of a water-park anchored entertainment village in Kansas City, Kansas, the first phase of which opened in July 2009. On May 6, 2009, the Company reduced its commitment on this project from $175.0 million to $163.5 million and added to its collateral position by placing a mortgage on the two other water-parks, located in New Braunfels and South Padre Island, Texas, owned and operated by the entities controlled by the principals of SVVI, LLC. The mortgage note on the property in Kansas City, Kansas and the mortgage note on the Texas properties have cross-default and cross-collateral provisions. Per the mortgage on the Texas properties, only a seasonal line of credit secured by the Texas parks totaling not more than $5 million at any time ranks superior to the Company’s collateral position. Furthermore, the interest rate increased from LIBOR plus 350 basis points to 7% on June 30, 2009, and the loan was extended from September 30, 2012 to May 1, 2019. Interest income will continue to be recognized on the accrual basis. SVVI, LLC is required to fund a debt service reserve for off-season fixed payments (those due from September to May). The reserve is to be funded by equal monthly installments during the months of June, July and August. The Company also will receive a percentage of revenue from all three parks after certain threshold levels are achieved that may increase the return on the Company’s invested capital from 7% to as high as 10%. Through June 30, 2009, the Company has funded approximately $162.1 million on the mortgage notes.
Additionally, the Company has three notes receivable totaling $11.8 million at June 30, 2009 that were evaluated in accordance with the provisions of SFAS No. 114. The Company determined that these notes are impaired due to the inability of the borrowers to meet their contractual obligations per the original agreements. The Company’s accounting policy is to recognize interest income on impaired loans on a cash basis. Accordingly, accrual interest income recognition for these notes was ceased on January 1, 2009. Interest income of $363 thousand has been recorded during the six months ended June 30, 2009 which represents payments received by the Company. Interest income recognized on these loans for the six months ended June 30, 2008 was $401 thousand. Management of the Company has evaluated the fair value of the underlying collateral of the notes and has concluded that no loan loss reserve was necessary at June 30, 2009.
5. Unconsolidated Real Estate Joint Ventures
At June 30, 2009, the Company had a 21.7% and 21.8% investment interest in two unconsolidated real estate joint ventures, Atlantic-EPR I and Atlantic-EPR II, respectively. The Company accounts for its investment in these joint ventures under the equity method of accounting.
The Company recognized income of $278 and $262 (in thousands) from its investment in the Atlantic-EPR I joint venture during the first six months of 2009 and 2008, respectively. The Company also received distributions from Atlantic-EPR I of $308 and $297 (in thousands) during the first six months of 2009 and 2008, respectively. Unaudited condensed financial information for Atlantic-EPR I is as follows as of and for the six months ended June 30, 2009 and 2008 (in thousands):

	2009	2008
Rental properties, net	$27,635	28,279
Cash	141	369
Long-term debt (due May 2010)	15,211	15,609
Partners’ equity	12,470	12,713
Rental revenue	2,216	2,194
Net income	1,210	1,186
The Company recognized income of $166 and $163 (in thousands) from its investment in the Atlantic-EPR II joint venture during the first six months of 2009 and 2008, respectively. The Company also received distributions from Atlantic-EPR II of $185 and $184 (in thousands) during the first six months of 2009 and 2008, respectively. Unaudited condensed financial information for Atlantic-EPR II is as follows as of and for the six months ended June 30, 2009 and 2008 (in thousands):

	2009	2008
Rental properties, net	$21,728	22,189
Cash	99	240
Long-term debt (due September 2013)	13,117	13,436
Note payable to Entertainment Properties Trust	117	117
Partners’ equity	8,386	8,535
Rental revenue	1,433	1,389
Net income	670	678
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
On April 2, 2008, the Company acquired, through a wholly-owned subsidiary, the remaining 50% ownership interest in CS Fund I and CS Fund I became a wholly-owned subsidiary. Prior to the date of this acquisition, CS Fund I was accounted for as an unconsolidated real estate joint venture. During the first six months of 2008, the Company recognized income of $1.1 million and received distributions of $1.3 million related to this investment.
6. Amendment and Restatement of Revolving Credit Facility
On June 30, 2009, the Company amended and restated its unsecured revolving credit facility (the facility). The size of the facility decreased from $235 million to $215 million and includes an accordion feature in which the facility can be increased to up to $300 million subject to certain conditions, including lender consent. The facility continues to be supported by a borrowing base of assets, and is secured by a pledge of the equity of each entity that holds a borrowing base asset. The facility bears interest at LIBOR plus 3.5%, and in the event LIBOR is less than 2%, LIBOR shall be deemed to be 2% for purposes of calculating the applicable interest rate for the period. The facility has a term expiring October 26, 2011 with a one year extension available at the Company’s option.

As a result of this amendment and restatement, the Company expensed certain unamortized financing costs, totaling approximately $117 thousand, in the second quarter of 2009.
7. Mortgage Notes Payable
On February 25, 2009, VinREIT, LLC (VinREIT), a subsidiary that holds the Company’s vineyard and winery assets, obtained a $4.0 million term loan under VinREIT’s $160.0 million credit facility. The loan matures on December 1, 2017, is secured by fixtures and equipment and bears interest at LIBOR plus 2.00%. Principal and interest is due monthly and this loan will be fully amortized at maturity. Subsequent to the closing of this loan, approximately $63.3 million of the facility remains available. The net proceeds from the loan were used to pay down outstanding indebtedness under the Company’s revolving credit facility.
8. Derivative Instruments
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
At June 30, 2009, the Company had nine interest rate swaps outstanding that were designated as cash flow hedges of interest rate risk and had a combined outstanding notional amount of $205.0 million.
The effective portion of changes in the fair value of interest rate derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the six months ending June 30, 2009, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness on cash flow hedges was recognized during the six months ending June 30, 2009.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of June 30, 2009, the Company estimates that during the twelve months ending June 30, 2010, $6.2 million will be reclassified from accumulated other comprehensive income to interest expense.
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
At June 30, 2009, the Company’s cross-currency swap had a fixed notional value of $76.0 million CAD and $71.5 million U.S. The net effect of this swap is to lock in an exchange rate of $1.05 CAD per U.S. dollar on approximately $13 million of annual CAD denominated cash flows.
The effective portion of changes in the fair value of foreign currency derivatives designated and that qualify as cash flow hedges of foreign exchange risk is recorded in accumulated other comprehensive income and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative, as well as amounts excluded from the assessment of hedge effectiveness, is recognized directly in earnings. No hedge ineffectiveness on foreign currency derivatives has been recognized for the six months ended June 30, 2009.
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
For foreign currency derivatives designated as net investment hedges, the effective portion of changes in the fair value of the derivatives are reported in accumulated other comprehensive income as part of the cumulative translation adjustment. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness on net investment hedges has been recognized for the six months ended June 30, 2009. Amounts are reclassified out of accumulated other comprehensive income into earnings when the hedged net investment is either sold or substantially liquidated.
See Note 9 for disclosures relating to the fair value of the Company’s derivative instruments. Below is a summary of the effect of derivative instruments on the consolidated statement of income for the six months ended June 30, 2009:

Effect of Derivative Instruments on the Consolidated Statement of Income
for the six months ended June 30, 2009
(Unaudited, dollars in thousands)

	Amount of Gain	Amount of Income		Amount of Gain
	or (Loss) Recognized	or (Expense) Reclassified		or (Loss) Recognzied
	in AOCI on	from AOCI		in Earnings
	Derivative	into Earnings		on Derivative
Description	(Effective Portion)	(Effective Portion)		(Ineffective Portion)
Interest Rate Swaps	$6,503	$(3,444	)*	$—
Cross Currency Swaps	(2,158)	780	**	—
Currency Forward Agreements	1,298	—		—

Total	$5,643	$(2,664)		$—

*	Included in “Interest expense” in accompanying consolidated statements of income.

**	Included in “Other income” in the accompanying consolidated statements of income.
Credit-risk-related Contingent Features
The Company has agreements with each of its interest rate derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its interest rate derivative obligations.
As of June 30, 2009, the fair value of derivatives in a liability position related to these agreements was $9.1 million. If the Company breached any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the agreements at their termination value of $10.6 million.
9. Fair Value Disclosures
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives also utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of June 30, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are significant to the overall valuation of its interest rate derivatives and currency forward agreements, and therefore, has classified its interest rate derivatives and currency forward agreements as Level 3 within the fair value reporting hierarchy.
The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall and by derivative type.

Liabilities Measured at Fair Value on a Recurring Basis at June 30, 2009
(Unaudited, dollars in thousands)

	Quoted Prices in	Significant
	Active Markets	Other	Significant	Balance at
	for Identical	Observable	Unobservable	June 30,
Description	Assets (Level I)	Inputs (Level 2)	Inputs (Level 3)	2009

Interest Rate Swaps*	$ —	$—	$(9,061)	$(9,061)

Cross Currency Swaps**	$ —	$5,474	$—	$5,474

Currency Forward Agreements**	$ —	$—	$9,371	$9,371

*	Included in “Accounts payable and accrued liabilities” in the accompanying consolidated balance sheet.

**	Included in “Other Assets” in the accompanying consolidated balance sheet.
The table below presents a reconciliation of the Company’s beginning and ending balances of liabilities having fair value measurements based on significant unobservable inputs (Level 3) for the six months ended June 30, 2009.
Level 3 Fair Value Measurements for the Six Months Ended June 30, 2009
(Unaudited, dollars in thousands)

	Beginning		Gains	Gains		Ending
	Balance as of		(Losses)	(Losses)		Balance as
	December 31,	Transfers	Included	Included	Total Gains	of June 30,
Description	2008	into Level 3	in Income	in OCI	(Losses)	2009

Interest Rate Swaps	$—	$(15,564)	$—	$6,503	$6,503	$(9,061)

Currency Forward Agreements	$—	$14,059	$—	$(4,688)	$(4,688)	$9,371
Nonfinancial Assets and Liabilities
In February 2008, the FASB adopted FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157,” which allowed for a one-year deferral of fair value measurement requirements for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. Accordingly, for nonfinancial assets and liabilities SFAS No. 157 became effective for the Company as of January 1, 2009, and may impact the determination of goodwill and other long-lived assets’ fair values, when or if the Company has to apply fair value measurements for these. During the six months ended June 30, 2009, the Company had no fair value measurements related to these assets.
10. Fair Value of Financial Instruments
Management compares the carrying value and the estimated fair value of our financial instruments. The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instruments at June 30, 2009:
Mortgage notes receivable and related accrued interest receivable:
The fair value of the Company’s mortgage notes receivable and related accrued interest receivable as of June 30, 2009 is estimated by discounting the future cash flows of each instrument using current market rates. At June 30, 2009, the Company had a variable rate mortgage note receivable outstanding with a carrying value of $162.6 million, including related accrued interest, with an interest rate of 4.01%. The variable mortgage note bears an interest rate of LIBOR plus 350 basis points. Discounting the future cash flows for the variable rate mortgage notes receivable using an estimated market rate of 7.0%, management estimates the variable rate mortgage notes receivable’s fair value to be approximately $128.6 million at June 30, 2009.
At June 30, 2009, the Company had a carrying value of $376.0 million in fixed rate mortgage notes receivable outstanding, including related accrued interest, with a weighted average interest rate of approximately 12.79%. The fixed rate mortgage notes bear interest at rates of 9.40% to 15.00%. Discounting the future cash flows for fixed rate mortgage notes receivable using an estimated weighted average market rate of 13.74%, management estimates the fixed rate mortgage notes receivable’s fair value to be approximately $365.6 million at June 30, 2009.
Investment in a direct financing lease
The fair value of the Company’s investment in a direct financing lease as of June 30, 2009 is estimated by discounting the future cash flows of the instrument using current market rates. At June 30, 2009, the Company had an investment in a direct financing lease with a carrying value of $167.9 million and a weighted average effective interest rate of 12.01%. The investment in direct financing lease bears interest at effective interest rates of 11.90% to 12.40%. Discounting the future cash flows for the investment in a direct financing lease using an estimated market rate of 13.01%, management estimates the investment in a direct financing lease’s fair value to be approximately $155.7 million at June 30, 2009.
Cash and cash equivalents, restricted cash:
Due to the highly liquid nature of our short term investments, the carrying values of our cash and cash equivalents and restricted cash approximate the fair market values.
Accounts and notes receivable:
The carrying values of our accounts receivable approximate the fair market value at June 30, 2009.
The fair value of the Company’s notes receivable as of June 30, 2009 is estimated by discounting the future cash flows of each instrument using current market rates. At June 30, 2009, the Company had a carrying value of $43.1 million in fixed rate notes receivable outstanding with a weighted average interest rate of approximately 10.64%. The fixed rate notes bear interest at rates of 6.33% to 15.00%. Discounting the future cash flows for fixed rate notes receivable using an estimated market rate of 11.54%, management estimates the fixed rate notes receivable’s fair value to be approximately $42.4 million at June 30, 2009.
Derivative instruments:
Derivative instruments are carried at their fair market value.
Debt instruments:
The fair value of the Company’s debt as of June 30, 2009 is estimated by discounting the future cash flows of each instrument using current market rates. At June 30, 2009, the Company had a carrying value of $396.0 million in variable rate debt outstanding with an average weighted interest rate of approximately 5.39%. Discounting the future cash flows for variable rate debt using an estimated market rate of 5.56%, management estimates the variable rate debt’s fair value to be approximately $387.2 million at June 30, 2009. As described in Note 8, $205.0 million of variable rate debt outstanding at June 30, 2009 has been converted to a fixed rate by interest rate swap agreements.
At June 30, 2009, the Company had a carrying value of $829.4 million in fixed rate long-term debt outstanding with an average weighted interest rate of approximately 6.00%. Discounting the future cash flows for fixed rate debt using an estimated market rate of 5.90%, management estimates the fixed rate debt’s fair value to be approximately $826.0 million at June 30, 2009.
Accounts payable and accrued liabilities:
The carrying value of accounts payable and accrued liabilities approximates fair value due to the short term maturities of these amounts.
Common and preferred dividends payable:
The carrying values of common and preferred dividends payable approximate fair value due to the short term maturities of these amounts.
11. Earnings Per Share
The following table summarizes the Company’s common shares used for computation of basic and diluted earnings per share for the three and six months ended June 30, 2009 and 2008 (unaudited, amounts in thousands except per share information):

	Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
	Income	Shares	Per Share	Income	Shares	Per Share
	(numerator)	(denominator)	Amount	(numerator)	(denominator)	Amount
Basic earnings:
Income from continuing operations	$25,995	34,970	$0.74	$50,090	34,678	$1.44
Add: net loss attributable to noncontrolling interests	1,709	—	0.05	2,943	—	0.09

Income from continuing operations attributable to Entertainment Properties Trust	27,704	—	0.79	53,033	—	1.53
Preferred dividend requirements	(7,552)	—	(0.21)	(15,103)	—	(0.44)

Income from continuing operations available to common shareholders of Entertainment Properties Trust	20,152	34,970	0.58	37,930	34,678	1.09
Effect of dilutive securities:
Share options	—	22	—	—	8	—

Diluted earnings: Income from continuing operations attributable to Entertainment Properties Trust	$20,152	34,992	$0.58	$37,930	34,686	$1.09

Income from continuing operations available to common shareholders of Entertainment Properties Trust	$20,152	34,970	$0.58	$37,930	34,678	$1.09
Income from discontinued operations	—	—	—	—	—	—

Income available to common shareholders of Entertainment Properties Trust	$20,152	34,970	$0.58	$37,930	34,678	$1.09
Effect of dilutive securities:
Share options	—	22	—	—	8	—

Diluted earnings attributable to Entertainment Properties Trust	$20,152	34,992	$0.58	$37,930	34,686	$1.09

	Three Months Ended June 30, 2008			Six Months Ended June 30, 2008
	Income	Shares	Per Share	Income	Shares	Per Share
	(numerator)	(denominator)	Amount	(numerator)	(denominator)	Amount
Basic earnings:
Income from continuing operations	$30,830	30,577	1.01	$57,454	29,351	1.96
Add: net loss attributable to noncontrolling interests	478	—	0.02	986	—	0.03

Income from continuing operations attributable to Entertainment Properties Trust	$31,308	—	1.03	$58,440	—	1.99
Preferred dividend requirements	(7,552)	—	(0.25)	(13,162)	—	(0.45)

Income from continuing operations available to common shareholders of Entertainment Properties Trust	23,756	30,577	0.78	45,278	29,351	1.54
Effect of dilutive securities:
Share options	—	336	(0.01)	—	312	(0.01)

Diluted earnings: Income from continuing operations attributable to Entertainment Properties Trust	$23,756	30,913	$0.77	$45,278	29,663	$1.53

Income from continuing operations available to common shareholders of Entertainment Properties Trust	$23,756	30,577	$0.78	$45,278	29,351	$1.54
Income from discontinued operations	103	—	—	92	—	0.01

Income available to common shareholders of Entertainment Properties Trust	$23,859	30,577	$0.78	$45,370	29,351	$1.55
Effect of dilutive securities:
Share options	—	336	(0.01)	—	312	(0.02)

Diluted earnings attributable to Entertainment Properties Trust	$23,859	30,913	$0.77	$45,370	29,663	$1.53

The additional 1.9 million common shares that would result from the conversion of the Company’s 5.75% Series C cumulative convertible preferred shares and the additional 1.6 million common shares that would result from the conversion of the Company’s 9.0% Series E cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted earnings per share for the three and six months ended June 30, 2009 and 2008 because the effect is anti-dilutive.
On January 1, 2009, the Company adopted FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (FSP EITF 03-6-1). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.” Accordingly, following the adoption of FSP EITF 03-6-1, the Company’s nonvested share awards are considered participating securities and are included in the calculation of earnings per share under the two-class method. Prior-period earnings per share data was computed using the treasury stock method and has been adjusted retrospectively for the adoption of this staff position which lowered basic and diluted earnings per share by $0.01 for the three months ended June 30, 2008 and lowered basic and diluted earnings per share by $0.01 for the six months ended June 30, 2008.
During the three months ended June 30, 2009, the Company issued 20,508 restricted share units to its non-employee trustees. The restricted share units are entitled to receive dividend payments from the date of grant and are therefore considered participating securities under FSP EITF 03-6-1. As such, the weighted average shares used in the computation of basic earnings per share include the nonvested restricted share units.
12. Equity Incentive Plans
All grants of common shares and options to purchase common shares were issued under the 1997 Share Incentive Plan prior to May 9, 2007, and under the 2007 Equity Incentive Plan on and after May 9, 2007. Under the 2007 Equity Incentive Plan, an aggregate of 1,950,000 common shares, options to purchase common shares and restricted share units, subject to adjustment in the event of certain capital events, may be granted. At June 30, 2009, there were 1,059,818 shares available for grant under the 2007 Equity Incentive Plan.
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

					Weighted
	Number of	Option Price			Average
	Shares	Per Share			Exercise Price
Outstanding at
December 31, 2008	911,117	$14.00	—	$65.50	$34.07
Exercised	—	—	—	—	—
Granted	422,093	18.18	—	19.41	18.36
Forfeited	(5,023)	18.18	—	60.03	36.94
Outstanding at
June 30, 2009	1,328,187	14.00	—	65.50	29.06

The weighted average fair value of options granted was $2.68 and $4.31 during the six months ended June 30, 2009 and 2008, respectively. During the six months ended June 30, 2009, there were no stock options exercised. At June 30, 2009 and December 31, 2008, stock-option expense to be recognized in future periods was $1.8 million and $1.0 million, respectively.
The following table summarizes outstanding options at June 30, 2009:

Exercise	Options	Weighted avg.	Weighted avg.	Aggregate intrinsic
price range	outstanding	life remaining	exercise price	value (in thousands)

$14.00 - 19.99	609,167	6.9
20.00 - 29.99	264,127	3.5
30.00 - 39.99	82,222	4.8
40.00 - 49.99	256,959	7.0
50.00 - 59.99	10,000	8.9
60.00 - 65.50	105,712	7.6

	1,328,187	6.2	$29.06	$1,927

The following table summarizes exercisable options at June 30, 2009:

Exercise	Options	Weighted avg.	Weighted avg.	Aggregate intrinsic
price range	outstanding	life remaining	exercise price	value (in thousands)

$14.00 — 19.99	203,937	1.8
20.00 — 29.99	264,127	3.5
30.00 — 39.99	82,222	4.8
40.00 — 49.99	122,174	6.7
50.00 — 59.99	10,000	8.9
60.00 — 65.50	48,785	7.6

	731,245	4.0	$29.43	$1,085

Nonvested Shares
A summary of the Company’s nonvested share activity and related information is as follows:

		Weighted	Weighted
		Average	Average
	Number of	Grant Date	Life
	Shares	Fair Value	Remaining

Outstanding at
December 31, 2008	282,328	$52.18
Granted	218,797	18.18
Vested	(96,309)	50.61
Forfeited	(4,175)	33.29

Outstanding at
June 30, 2009	400,641	34.19	1.55

The holders of nonvested shares have voting rights and receive dividends from the date of grant. These shares vest ratably over a period of three to five years. The fair value of the nonvested shares that vested during the six months ended June 30, 2009 and June 30, 2008 was $2.8 million and $3.6 million, respectively. At June 30, 2009 and December 31, 2008, unamortized share-based compensation expense related to nonvested shares was $7.7 million and $8.0 million, respectively.
Restricted share units
A summary of the Company’s restricted share unit activity and related information is as follows:

		Weighted	Weighted
		Average	Average
	Number of	Grant Date	Life
	Shares	Fair Value	Remaining

Outstanding at
December 31, 2008	—	$—
Granted	20,508	19.02
Vested	—	—

Outstanding at
June 30, 2009	20,508	19.02	0.87

The holders of restricted share units have voting rights and receive dividends from the date of grant. The share units vest upon the earlier of the day preceding the next annual meeting of shareholders or a change of control. The settlement date for the shares is selected by the non-employee trustee, and ranges from three years from the grant date to upon termination of service. At June 30, 2009, unamortized share-based compensation expense related to restricted share units was $325 thousand. There was no unamortized share-based compensation expense related to restricted share units at December 31, 2008.
13. Issuances of Common Shares
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
14. Discontinued Operations
Included in discontinued operations for the three and six months ended June 30, 2008 is a land parcel sold in June of 2008 for $1.1 million. The land parcel was previously leased under a ground lease.
The operating results relating to assets sold are as follows (unaudited, in thousands):

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2008	2008
Rental revenue	$—	$—
Tenant reimbursements	—	—
Other income	—	—

Total revenue	—	—
Property operating expense	16	27
Depreciation and amortization	—	—

Loss before gain on sale of real estate	(16)	(27)
Gain on sale of real estate	119	119

Net income	$103	$92

15. Other Commitments and Contingencies
As of June 30, 2009, the Company had one winemaking and storage facility project under development for which it has agreed to finance the development costs. Through June 30, 2009, the Company has invested approximately $7.7 million in this project for the purchase of land and development in Sonoma County, California, and has commitments to fund approximately $0.8 million of additional improvements. Development costs are advanced by the Company in periodic draws. If the Company determines that construction is not being completed in accordance with the terms of the development agreement, the Company can discontinue funding construction draws. The Company has agreed to lease the facility to the operator at pre-determined rates.
The Company has provided a guarantee of the payment of certain economic development revenue bonds totaling $22.0 million related to three theatres in Louisiana for which the Company earns a fee at an annual rate of 1.75% over the 30 year term of the bond. The Company evaluated this guarantee in connection with the provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). Based on certain criteria, FIN 45 requires a guarantor to record an asset and a liability at inception. Accordingly, the Company has recorded $3.9 million and $4.0 million as a deferred asset included in accounts receivable and $3.9 million and $4.0 million included in other liabilities in the accompanying consolidated balance sheet as of June 30, 2009 and December 31, 2008, respectively, which represents management’s best estimate of the fair value of the guarantee at inception which will be realized over the term of the guarantee. No amounts have been accrued as a loss contingency related to this guarantee because payment by the Company is not probable.

The Company has certain commitments related to its mortgage note investments that it may be required to fund in the future. The Company is generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of June 30, 2009, the Company had four mortgage notes receivable with commitments totaling approximately $21 million. The $21 million excludes any future amounts that may or may not be funded related to the planned casino and resort development discussed in Note 4. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.
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
Overview
Our principal business objective is to be the nation’s leading destination entertainment, entertainment-related, recreation and specialty real estate company by continuing to develop, acquire or finance high-quality properties. As of June 30, 2009, our total assets exceeded $2.6 billion, and included investments in 80 megaplex theatre properties (including four joint venture properties) and various restaurant, retail, entertainment, destination recreational and specialty properties located in 29 states, the District of Columbia and Ontario, Canada. As of June 30, 2009, we had invested approximately $22.8 million in development land and construction in progress and approximately $538.6 million (including accrued interest) in mortgage financing for entertainment, recreational and specialty properties, including certain such properties under development.
Historically, our primary challenges have been locating suitable properties, negotiating favorable lease or financing terms, and managing our portfolio as we have continued to grow. Because of the knowledge and industry relationships of our management, we have enjoyed favorable opportunities to acquire, finance and lease properties. While these opportunities are expected to continue to be available in 2009 and beyond, the current economic downturn and related challenges in the credit market have increased our cost of capital and have caused us to temper our focus on FFO growth, with a greater concern for maintaing adequate liquidity and a strong balance sheet. As a result, we expect our capital spending for 2009 to be much lower than in 2008 with a focus primarily on funding existing commitments (see “Liquidity and Capital Resources-Commitments” for more discussion regarding outstanding commitments at June 30, 2009). Depending on our capital needs, we may opportunistically access the equity markets again in 2009, and may continue to issue shares under the direct share purchase plan of our Dividend Reinvestment and Direct Share Purchase Plan.

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
Our real estate mortgage portfolio consists of eight notes. Of the outstanding balance of $538.6 million at June 30, 2009, three notes comprise $404.6 million of the balance and the remainder relates to financing provided for ski areas. One of the three mortgage notes, totaling $162.6 million at June 30, 2009, is secured by a water-park anchored entertainment village in Kansas City, Kansas (the first phase of which opened in July 2009) as well as two other water-parks in Texas. The other two mortgage notes, together totaling $242.0 million at June 30, 2009, relate to Toronto Life Square, an entertainment retail center in Ontario, Canada that was completed in May 2008 and a planned casino and resort development in Sullivan County, New York. As discussed in more detail in “Recent Developments” below, for the six months ended June 30, 2009, no interest income was recognized on either of these two notes.
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
Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. In preparing these financial statements, management has made its best estimates and assumptions that affect the reported assets and liabilities. The most significant assumptions and estimates relate to consolidation, revenue recognition, depreciable lives of the real estate, the valuation of real estate, accounting for real estate acquisitions, estimating reserves for uncollectible receivables and the accounting for mortgage and other notes receivable. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates.

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
Direct financing lease income is recognized on the effective interest method to produce a level yield on funds not yet recovered. Estimated unguaranteed residual values at the date of lease inception represent management’s initial estimates of fair value of the leased assets at the expiration of the lease, not to exceed original cost. Significant assumptions used in estimating residual values include estimated net cash flows over the remaining lease term and expected future real estate values. The estimated unguaranteed residual value is reviewed on an annual basis. The Company evaluates the collectibility of its direct financing lease receivable to determine whether it is impaired. A direct financing lease receivable is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. When a direct financing lease receivable is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the direct financing lease receivable’s effective interest rate or to the value of the underlying collateral, less costs to sell, if such receivable is collateralized.
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

We apply the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). We assess the carrying value of our rental properties whenever events or changes in circumstances indicate that the carrying amount of a property may not be recoverable. Certain factors that may occur and indicate that impairments may exist include, but are not limited to: underperformance relative to projected future operating results, tenant difficulties and significant adverse industry or market economic trends. If an indicator of possible impairment exists, a property is evaluated for impairment by comparing the carrying amount of the property to the estimated undiscounted future cash flows expected to be generated by the property. If the carrying amount of a property exceeds its estimated future cash flows on an undiscounted basis, an impairment charge is recognized in the amount by which the carrying amount of the property exceeds the fair value of the property. Management estimates fair value of our rental properties based on projected discounted cash flows using a discount rate determined by management to be commensurate with the risk inherent in the Company. We did not record any impairment charges for the first six months of 2009.
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
Mortgage Notes and Other Notes Receivable
Mortgage notes and other notes receivable, including related accrued interest receivable, consist of loans that we originated and the related accrued and unpaid interest income as of the balance sheet date. Mortgage notes and other notes receivable are initially recorded at the amount advanced to the borrower and we defer certain loan origination and commitment fees, net of certain origination costs, and amortize them over the term of the related loan. Interest income on performing loans is accrued as earned. We evaluate the collectibility of both interest and principal for each loan to determine whether it is impaired. A loan is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a loan is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the loan’s effective interest rate or to the value of the underlying collateral, less costs to sell, if the loan is collateralized. For impaired loans, interest income is recognized on a cash basis, unless we determine based on the loan to estimated fair value ratio the loan should be on the cost recovery method, and any cash payments received would then be reflected as a reduction of principal. Interest income recognition is recommenced when the impaired loan becomes contractually current and performance is demonstrated to be resumed. We determined certain of our mortgage and other notes receivable were impaired at June 30, 2009; however, based on a review of the underlying collateral, we did not record any impairment charges or loan losses for the first six months of 2009. For further detail, see Note 4 to the consolidated financial statements in this Quarterly Report on Form 10-Q.
Recent Developments
Amendment and Restatement of Revolving Credit Facility
On June 30, 2009, we amended and restated our unsecured revolving credit facility (“the facility”). The size of the facility decreased from $235 million to $215 million and includes an accordion feature in which the facility can be increased to up to $300 million subject to certain conditions, including lender consent. The facility continues to be supported by a borrowing base of assets, and is secured by a pledge of the equity of each entity that holds a borrowing base asset. The facility bears interest at LIBOR plus 3.5%, and in the event LIBOR is less than 2%, LIBOR shall be deemed to be 2% for purposes of calculating the applicable interest rate for the period. The facility has a term expiring October 26, 2011 with a one year extension available at our option. As a result of this amendment and restatement, we expensed certain unamortized financing costs, totaling approximately $117 thousand, in the second quarter of 2009.
Debt Financing
On February 25, 2009, VinREIT, LLC (“VinREIT”), a subsidiary that holds our vineyard and winery assets, obtained a $4.0 million term loan under VinREIT’s $160.0 million credit facility. The loan matures on December 1, 2017 and is secured by fixtures and equipment. The loan bears interest at LIBOR plus 2.00%. Subsequent to the closing of this loan, approximately $63.3 million of the facility remains available. The net proceeds from the loan were used to pay down outstanding indebtedness under our revolving credit facility.
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
Investments
On August 20, 2008, we provided a secured first mortgage loan of $225.0 million to Concord Resorts, LLC (“Concord Resorts”), an entity controlled by Louis Cappelli, related to a planned casino and resort development in Sullivan County, New York. Our investment is secured by a first mortgage on the resort complex real estate totaling 1,584 acres. In addition, we have a second mortgage on the remaining 139 acres of the casino related real estate and the loan is personally guaranteed by Louis Cappelli. We have certain rights to convert our mortgage interest into fee ownership as the project is further developed. The net carrying value of this mortgage note receivable at June 30, 2009 was $133.2 million which was funded under our original $225.0 million secured first mortgage commitment. Due to the economic downturn, certain other lenders on the development have either reduced their commitments or withdrawn from the project. The planned initial phase of the casino and resort development has been downsized from an estimated $1 billion to an estimated $600 million and Mr. Cappelli is attempting to secure the necessary financing. The

New York legislature has passed legislation authorizing the benefits of a special reduced tax rate on gaming receipts in Sullivan County, New York if at least $600 million is invested and 1,000 new jobs are created. As a result of these issues, the development project has been slowed, and there can be no assurance that Mr. Cappelli will obtain the financing necessary to complete the project. Due to these challenges, Concord Resorts has ceased making interest payments to us as contractually obligated under the loan agreement. We have evaluated our mortgage note receivable in accordance with the provisions of SFAS No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS No. 114”) and have determined it is impaired due to the inability of the borrower to meet its contractual obligations per the agreement. Our accounting policy is to recognize interest income on impaired loans on a cash basis. Accrual interest income recognition for book purposes was ceased on January 1, 2009 and therefore no interest income has been recorded during the six months ended June 30, 2009. Our management determined that no loan loss reserve was necessary for this note taking into account an independent appraisal as of April 30, 2009 of the primary collateral, 1,584 acres of land, which indicated a value significantly in excess of the loan balance.
Our original loan commitment to fund an additional $91.8 million to Concord Resorts is no longer applicable due to the developer’s decision to downsize the initial phase of the project to an investment level of $600 million. The funding of any additional investment in the project by us will be subject to satisfaction of certain conditions, including but not limited to a reduction from the aforementioned $91.8 million.
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
We have evaluated these two notes receivable in accordance with the provisions of SFAS No. 114, and have determined that they are impaired due to the inability of the borrower to meet its contractual obligations per the original agreements. Our accounting policy is to recognize interest income on impaired loans on a cash basis. Accordingly, accrual interest income recognition was ceased on January 1, 2009. Interest income of $833 thousand has been recorded during the six months ended June 30, 2009 which represents payments received by us. Interest income recognized on these loans for the six months ended June 30, 2008 was $843 thousand. Our management has evaluated the fair value of the underlying collateral of the notes and has concluded that no loan loss reserve was necessary at June 30, 2009.
We also have an additional note receivable for $10 million that is due May 8, 2017 and bears interest at 10%. The note is due from our minority joint venture partner in White Plains, an entertainment retail center in the New York metropolitan area, and the note is secured by such partner’s interest. The minority joint venture partner is an entity controlled by Louis Cappelli and another individual, and each personally guarantees the loan. Interest payments were current as of June 30, 2009 and we have determined that such loan is not impaired. Interest income recognized on this loan was $500 thousand for both of the six months ended June 30, 2009 and 2008.

On January 26, 2009, we entered into a credit agreement with Rb Wine Associates, LLC to provide a $2 million revolving credit facility that matures on January 1, 2010. This note is secured by certain pledge agreements and other collateral. Interest accrues on the outstanding principal balance at an annual rate of 15%. Interest is payable monthly at an annual rate of 9.25% and the remaining accrued but unpaid interest and principal is due at maturity. During the six months ended June 30, 2009, we advanced $1.1 million under this agreement.
On February 6, 2009, we invested an additional $950 thousand Canadian (“CAD”) ($768 thousand U.S.) in the mortgage note receivable from Metropolis Limited Partnership (the “Partnership”) related to the construction of Toronto Life Square, a 13 level entertainment retail center in downtown Toronto that was completed in May 2008 for a total cost of approximately CAD $330 million. Additionally, as of June 30, 2009, we had posted irrevocable stand-by letters of credit related to this project totaling $7.6 million which are expected to be cancelled or drawn upon during 2009. The carrying value of this mortgage note receivable at June 30, 2009 was CAD $126.7 million ($108.9 million U.S.), which includes related accrued interest receivable on both the note and the letters of credit of CAD $45.3 million ($39.0 million U.S.) The loan is denominated in Canadian dollars and is secured by Toronto Life Square. On March 2, 2009, our 25% principal payment and all accrued interest to date on the second mortgage note receivable from the Partnership came due.
A group of banks (“the bank syndicate”) has provided first mortgage construction financing to the Partnership totaling approximately CAD $119.0 million ($102.3 million U.S.) as of June 30, 2009. The bank syndicate’s first mortgage was due February 27, 2009. An additional extension was not executed during the six months ended June 30, 2009 for either the bank’s first mortgage or amounts due under our second mortgage. In April 2009, we along with the bank syndicate elected to pursue a receivership after it became apparent that a restructuring of the existing equity interests was no longer possible. On April 27, 2009, the court appointed a receiver who will now oversee the sale of the property. As a result of this process, we could become the owner of the property if we are the highest bidder or alternatively, could settle our mortgage note receivable with the proceeds from a higher bidder. We are currently negotiating a refinancing of the first mortgage should we be the highest bidder for the property. While there can be no assurance regarding the success of the first mortgage refinancing or its timing, based on preliminary negotiations, we currently estimate a new first mortgage loan would provide proceeds of CAD $100 to $120 million. If we become the owner through the sale process, we expect to consolidate the financial results of the property subsequent to the purchase.
We have evaluated our mortgage note receivable in accordance with the provisions of SFAS No. 114. Because repayment of the mortgage note receivable did not meet the contractual terms of the agreement, we have determined the loan is impaired and have ceased accruing interest income as of January 1, 2009 on the loan for book purposes. Accordingly, no interest income was recognized for the six months ended June 30, 2009 and no interest income will be recognized in future periods unless collected from a third party buyer through the sale process. Interest income recognized on this loan for the six months ended June 30, 2008 was CAD $8.8 million ($8.7 million U.S.). Furthermore, our management reviewed the fair market value of the property at June 30, 2009, taking into account an independent appraisal of $277.0 million dated January 31, 2009 and changes in conditions from February 1, 2009 to June 30, 2009, and determined no loan loss reserve was necessary.
On February 20, 2009, we entered into a $3.0 million promissory note with Sapphire Wines LLC. The note bears interest at 15% and matures on November 1, 2009. This note is secured by certain pledge agreements and other collateral. Interest has generally been paid late and because such payments have not been received per the contractual terms of the agreement, this note is considered impaired and is included in the $11.8 million of impaired notes receivable discussed further below.
On May 8, 2009, we received payment in full on our mortgage note receivable and related accrued interest of $3.7 million from Prairie Creek Properties, LLC. We advanced $3.5 million during the year ended December 31, 2007 under this agreement for the development of an approximately 9,000 seat amphitheatre in Hoffman Estates, Illinois.
On June 26, 2009, we received payment in full on our note receivable and related accrued interest of $1.0 million from an affiliate of one of our theatre operators. We advanced $1.0 million during the year ended December 31, 2007 under this agreement for the development of a megaplex theatre.
During the six months ended June 30, 2009, we funded approximately $27.8 million for development of Schlitterbahn Vacation Village, a water-park anchored entertainment village in Kansas City, Kansas, the first phase of which opened in July 2009. On May 6, 2009, we reduced our commitment on this project from $175.0 million to $163.5 million and added to our collateral position by placing a mortgage position on two other water-parks, located in New Braunfels and South Padre Island, Texas owned and operated by the entities controlled by the principals of SVVI, LLC. The mortgage note on the property in Kansas City, Kansas and the mortgage note on the Texas properties have cross-default and cross-collateral provisions. Per the mortgage on the Texas properties, only a seasonal line of credit secured by the Texas parks totaling not more than $5 million at any time ranks superior to our collateral position. Furthermore, the interest rate increased from LIBOR plus 350 basis points to 7% on July 4, 2009, and the loan was extended from September 30, 2012 to May 1, 2019. Interest income will continue to be recognized on the accrual basis. SVVI, LLC is required to fund a debt service reserve for off-season fixed payments (those due from September to May). The reserve is to be funded by equal monthly installments during the months of June, July and August. We will also receive a percentage of revenue from all three parks after certain threshold levels are achieved that may increase the return on our invested capital from 7% to as high as 10%. Through June 30, 2009, we have funded approximately $162.1 million on the mortgage notes.
Additionally, we have other notes receivable totaling $11.8 million at June 30, 2009 that were evaluated in accordance with the provisions of SFAS No. 114. We determined that these notes are impaired due to the inability of the borrowers to meet their contractual obligations per the original agreements. Our accounting policy is to recognize interest income on impaired loans on a cash basis. Accordingly, accrual interest income recognition was ceased on January 1, 2009. Interest income of $363 thousand has been recorded during the six months ended June 30, 2009 which represents payments received by us. Interest income recognized on these loans for the six months ended June 30, 2008 was $401 thousand. Our management has evaluated the fair value of the underlying collateral of the notes and has concluded that no loan loss reserve was necessary at June 30, 2009.
Tenant Defaults
Both Bally’s and Circuit City have filed bankruptcy proceedings. Bally’s has rejected our lease and has vacated its space at our entertainment retail center in New Rochelle, New York. Circuit City terminated its lease and vacated its space at our entertainment retail center in White Plains, New York. Revenue from these tenants totaled approximately $757 thousand and $1.3 million for the six months ended June 30, 2009 and 2008, respectively. There were outstanding receivables of $316 thousand related to these tenants at June 30, 2009 that have been fully reserved.
Additionally, at our entertainment retail center in White Plains, New York, we had one lease with Filene’s Basement who vacated the center despite a substantial remaining lease term. This tenant was disputing certain non-compete provisions in its lease and we were working on a settlement; however, on May 4, 2009, Filene’s Basement filed bankruptcy proceedings and rejected our lease. Revenue from this tenant totaled approximately $1.3 million for the six months ended June 30, 2008 and no revenue was recognized for this tenant for the six months ended June 30, 2009. There were outstanding receivables of $1.1 million related to this tenant at June 30, 2009 that have been fully reserved.
During the six months ended June 30, 2009, two of our vineyard and winery tenants defaulted under the provisions of their leases for failure to pay rent at four properties. Revenue from one of the tenants totaled approximately $388 thousand for the six months ended June 30, 2009. Total quarterly rent related to this property prior to default was $194 thousand. Outstanding receivables of $383 thousand (including $266 thousand of straight-line rent) have been fully reserved at June 30, 2009. No rental income was recognized for the six months ended June 30, 2009 related to the second tenant. Total quarterly rent related to this tenant prior to the default was $450 thousand. We reclaimed possession of three of the four properties and they are being operated through a wholly-owned taxable REIT subsidiary. Due to the tenants’ defaults, we have assessed the carrying value of the properties under the provisions of SFAS No. 144. No provisions for impairment were considered necessary based on this analysis.
Results of Operations
Three months ended June 30, 2009 compared to three months ended June 30, 2008
Rental revenue was $50.5 million for the three months ended June 30, 2009, compared to $49.9 million for the three months ended June 30, 2008. The $0.6 million increase resulted primarily from the acquisitions and developments completed in 2008 and base rent increases on existing properties, partially offset by a reduction in rent from defaulting tenants and the impact of a weaker Canadian dollar exchange rate. Percentage rents of $0.2 million and $0.3 million were recognized during the three months ended June 30, 2009 and 2008, respectively. Straight-line rents of $0.6 million and $1.1 million were recognized during the three months ended June 30, 2009 and 2008, respectively.
Tenant reimbursements totaled $4.3 million for the three months ended June 30, 2009 compared to $5.2 million for the three months ended June 30, 2008. These tenant reimbursements arise from the operations of our retail centers. The $0.9 million decrease is primarily due to vacancies related to certain non-theatre retail tenants and the impact of a weaker Canadian dollar exchange rate for the three months ended June 30, 2009 compared to the three months ended June 30, 2008.
Other income was $0.7 million for the three months ended June 30, 2009 compared to $0.5 million for the three months ended June 30, 2008. The increase of $0.2 million is primarily due to a gain of $0.3 million recognized upon settlement of foreign currency forward contracts, partially offset by a $0.1 million decrease in income from a family bowling center in Westminster, Colorado operated through a wholly-owned taxable REIT subsidiary.
Mortgage and other financing income for the three months ended June 30, 2009 was $11.2 million compared to $13.1 million for the three months ended June 30, 2008. The $1.9 million decrease is primarily due to less interest income recognized during the three months ended June 30, 2009 due to impairment of certain of our mortgage and other notes receivable as further discussed in Note 4 to the consolidated financial statements in this Form 10-Q.

Our property operating expense totaled $6.4 million for the three months ended June 30, 2009 compared to $6.3 million for the three months ended June 30, 2008. These property operating expenses arise from the operations of our retail centers. The $0.1 million increase resulted primarily from an increase in the provision for bad debts, included in property operating expense, of $0.3 million. Partially offsetting this increase is the impact of a weaker Canadian dollar exchange rate for the three months ended June 30, 2009 compared to the three months ended June 30, 2008.
Other expense totaled $0.9 million for the three months ended June 30, 2009 compared to $0.6 million for the three months ended June 30, 2008. The $0.3 million increase is primarily due to an increase in property operating expenses at our vineyard and winery properties that are being operated through a wholly-owned taxable REIT subsidiary. This was partially offset by no expense recognized upon settlement of foreign currency forward contracts during the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.
Our general and administrative expense totaled $4.3 million for the three months ended June 30, 2009 compared to $3.9 million for the three months ended June 30, 2008. The increase of $0.4 million is primarily due to increases in costs that primarily resulted from payroll and related expenses attributable to increases in base and incentive compensation, additional employees and amortization resulting from grants of nonvested shares to management as well as increases in professional fees and franchise taxes. This increase is partially offset by a decrease in costs associated with terminated transactions of $0.4 million.
Costs associated with loan refinancing for the three months ended June 30, 2009 were $0.1 million. These costs related to the amendment and restatement of our revolving credit facility and consisted of the write-off of $0.1 million of certain unamortized financing costs. No such costs were incurred during the three months ended June 30, 2008.
Our net interest expense increased by $0.5 million to $17.5 million for the three months ended June 30, 2009 from $17.0 million for the three months ended June 30, 2008. This increase resulted from increases in long-term debt used to finance our real estate acquisitions and fund our new mortgage notes receivable.
Depreciation and amortization expense totaled $11.8 million for the three months ended June 30, 2009 compared to $10.3 million for the three months ended June 30, 2008. The $1.5 million increase resulted primarily from our real estate acquisitions completed in 2008.
Loss from discontinued operations totaled $0.02 million for the three months ended June 30, 2008 and was due to the sale of a land parcel in Powder Springs, Georgia in June of 2008. There was no income or loss from discontinued operations for the three months ended June 30, 2009.
The gain on sale of real estate from discontinued operations of $0.1 million for the three months ended June 30, 2008 was due to the sale of a land parcel in Powder Springs, Georgia in June of 2008. There was no gain on sale of real estate from discontinued operations for the three months ended June 30, 2009.
Net loss attributable to noncontrolling interests totaled $1.7 million for the three months ended June 30, 2009 compared to $0.5 million for the three months ended June 30, 2008 and primarily relates to the consolidation of a VIE in which our variable interest is debt. The increase is due to greater losses incurred by the VIE for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.

Six months ended June 30, 2009 compared to six months ended June 30, 2008
Rental revenue was $100.9 million for the six months ended June 30, 2009, compared to $99.1 million for the six months ended June 30, 2008. The $1.8 million increase resulted primarily from the acquisitions and developments completed in 2008 and base rent increases on existing properties, partially offset by a reduction in rent from defaulting tenants and the impact of a weaker Canadian dollar exchange rate. Percentage rents of $0.6 million and $0.9 million were recognized during the six months ended June 30, 2009 and 2008, respectively. Straight-line rents of $1.1 million and $1.9 million were recognized during the six months ended June 30, 2009 and 2008, respectively.
Tenant reimbursements totaled $8.9 million for the six months ended June 30, 2009 compared to $10.9 million for the six months ended June 30, 2008. These tenant reimbursements arise from the operations of our retail centers. The $2.0 million decrease is primarily due to vacancies related to certain non-theatre retail tenants and the impact of a weaker Canadian dollar exchange rate for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.
Other income was $1.9 million for the six months ended June 30, 2009 compared to $1.2 million for the six months ended June 30, 2008. The increase of $0.7 million is primarily due to a gain of $0.8 million recognized upon settlement of foreign currency forward contracts, partially offset by a $0.1 million decrease in income from a family bowling center in Westminster, Colorado operated through a wholly-owned taxable REIT subsidiary.
Mortgage and other financing income for the six months ended June 30, 2009 was $21.7 million compared to $23.5 million for the six months ended June 30, 2008. The $1.8 million decrease relates to less interest income recognized during the six months ended June 30, 2009 due to impairment of certain of our mortgage and other notes receivable as further discussed in Note 4 to the consolidated financial statements in this Form 10-Q.
Our property operating expense totaled $14.4 million for the six months ended June 30, 2009 compared to $13.3 million for the six months ended June 30, 2008. These property operating expenses arise from the operations of our retail centers. The $1.1 million increase resulted primarily from an increase in the provision for bad debts, included in property operating expense, of $2.3 million to a total of $2.6 million for the six months ended June 30, 2009. Partially offsetting this increase is the impact of a weaker Canadian dollar exchange rate.
Other expense totaled $1.5 million for the six months ended June 30, 2009 compared to $1.6 million for the six months ended June 30, 2008. The $0.1 million decrease is primarily due to no expense recognized upon settlement of foreign currency forward contracts during the six months ended June 30, 2009. This is partially offset by an increase in property operating expenses at our vineyard and winery properties that are being operated through a wholly-owned taxable REIT subsidiary.
Costs associated with loan refinancing for the six months ended June 30, 2009 were $0.1 million. These costs related to the amendment and restatement of our revolving credit facility and consisted of the write-off of $0.1 million of certain unamortized financing costs. No such costs were incurred during the six months ended June 30, 2008.
Our net interest expense increased by $0.5 million to $34.9 million for the six months ended June 30, 2009 from $34.4 million for the six months ended June 30, 2008. This increase resulted from increases in long-term debt used to finance our real estate acquisitions and fund our new mortgage notes receivable.

Depreciation and amortization expense totaled $24.5 million for the six months ended June 30, 2009 compared to $21.0 million for the six months ended June 30, 2008. The $3.5 million increase resulted primarily from our real estate acquisitions and developments completed in 2008.
Equity in income from joint ventures totaled $0.4 million for the six months ended June 30, 2009 compared to $1.5 million for the six months ended June 30, 2008. The $1.1 million decrease resulted from the investment in the remaining 50% ownership of CS Fund I on April 2, 2008, which is classified as a direct financing lease.
Loss from discontinued operations totaled $0.03 million for the six months ended June 30, 2008 and was due to the sale of a land parcel in Powder Springs, Georgia in June of 2008. There was no income or loss from discontinued operations for the six months ended June 30, 2009.
The gain on sale of real estate from discontinued operations of $0.1 million for the six months ended June 30, 2008 was due to the sale of a land parcel in Powder Springs, Georgia in June of 2008. There was no gain on sale of real estate from discontinued operations for the six months ended June 30, 2009.
Net loss attributable to noncontrolling interests totaled $2.9 million for the six months ended June 30, 2009 compared to $1.0 million for the six months ended June 30, 2008 and primarily relates to the consolidation of a VIE in which our variable interest is debt. The increase is due to greater losses incurred by the VIE for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.
Preferred dividend requirements for the six months ended June 30, 2009 were $15.1 million compared to $13.2 million for the same period in 2008. The $2.0 million increase is due to the issuance of 3.5 million Series E convertible preferred shares in April 2008.
Liquidity and Capital Resources
Cash and cash equivalents were $16.2 million at June 30, 2009. In addition, we had restricted cash of $14.6 million at June 30, 2009. Of the restricted cash at June 30, 2009, $9.5 million relates to cash held for our borrowers’ debt service reserves for mortgage notes receivable and the balance represents deposits required in connection with debt service, payment of real estate taxes and capital improvements.
Mortgage Debt, Credit Facilities and Term Loan
As of June 30, 2009, we had total debt outstanding of $1.2 billion. As of June 30, 2009, $1.0 billion of debt outstanding was fixed rate mortgage debt secured by a substantial portion of our rental properties and mortgage notes receivable, with a weighted average interest rate of approximately 5.9%. This $1.0 billion of fixed rate mortgage debt includes $205.0 million of LIBOR based debt that has been converted to fixed rate debt with interest rate swaps as further described below.
As described in Note 6 to the consolidated financial statements included in this Quarterly Report on Form 10-Q, our revolving credit facility was amended on June 30, 2009. At June 30, 2009, we had $116.0 million in debt outstanding under our $215.0 million revolving credit facility, with interest at a floating rate. The revolving credit facility expires in October of 2011 with an option to extend for one additional year to October 2012. The amount that we are able to borrow on our revolving credit facility is a function of the values and advance rates, as defined by the credit agreement, assigned to the assets included in the borrowing base less outstanding letters of credit and less other liabilities, excluding our $118.2 million term loan, that are recourse obligations of the Company. As of June 30, 2009, our total availability under the revolving credit facility was $91.4 million.
Through June 30, 2009, VinREIT, a subsidiary that holds our vineyard and winery assets, had drawn nine term loans aggregating $96.7 million in initial principal under our $160.0 million credit facility. These term loans have maturities ranging from December 1, 2017 to June 5, 2018, are 30% recourse to us and have stated interest rates of LIBOR plus 175 basis points on loans secured by real property and LIBOR plus 200 basis points on loans secured by fixtures and equipment. We entered into seven interest rate swaps during 2008 that fixed the interest rates on the outstanding loans at a weighted average rate of 5.2%. Term loans can be drawn through September 26, 2010 under the credit facility. The credit facility provides for an aggregate advance rate of 65% based on the lesser of cost or appraised value. At June 30, 2009, the term loans outstanding under the credit facility had an aggregate balance of $94.9 million and approximately $63.3 million of the facility remains available. The credit facility also contains an accordion feature, whereby, subject to lender approval, we may obtain additional term loan commitments in an aggregate principal amount not to exceed $140.0 million.
Our principal investing activities are acquiring, developing and financing entertainment, entertainment-related, recreational and specialty properties. These investing activities have generally been financed with mortgage debt and the proceeds from equity offerings. Our revolving credit facility and our term loans are also used to finance the acquisition or development of properties, and to provide mortgage financing. Continued growth of our rental property and mortgage financing portfolios will depend in part on our continued ability to access funds through additional borrowings and securities offerings.
Certain of our long-term debt agreements contain customary restrictive covenants related to financial and operating performance. At June 30, 2009, we were in compliance with all restrictive covenants.
Liquidity Requirements
Short-term liquidity requirements consist primarily of normal recurring corporate operating expenses, debt service requirements and distributions to shareholders. We meet these requirements primarily through cash provided by operating activities. Net cash provided by operating activities was $77.0 million for the six months ended June 30, 2009 and $63.5 million for the six months ended June 30, 2008. Net cash used in investing activities was $42.7 million and $306.2 million for the six months ended June 30, 2009 and 2008, respectively. Net cash used by financing activities was $68.4 million for the six months ended June 30, 2009 and net cash provided by financing activities was $239.9 million for the six months ended June 30, 2008. We anticipate that our cash on hand, cash from operations, and funds available under our revolving credit facility will provide adequate liquidity to fund our operations, make interest and principal payments on our debt, and allow distributions to our shareholders and avoid corporate level federal income or excise tax in accordance with REIT Internal Revenue Code requirements.
We have also posted $7.6 million of irrevocable stand-by letters of credit related to the Toronto Life Square project as further described in Note 4 to the consolidated financial statements in this Quarterly Report on Form 10-Q.
Commitments

As of June 30, 2009, we had one winemaking and storage facility project under development for which we have agreed to finance the development costs. Through June 30, 2009, we have invested approximately $7.7 million in this project for the purchase of land and development in Sonoma County, California, and have commitments to fund approximately $0.8 million of additional improvements. Development costs are advanced by using periodic draws. If we determine that construction is not being completed in accordance with the terms of the development agreement, we can discontinue funding construction draws. We have agreed to lease the facility to the operator at pre-determined rates.
On October 31, 2007, we entered into a guarantee agreement for economic development revenue bonds with a total principal amount of $22.0 million related to three theatres in Louisiana, maturing on October 31, 2037. The bonds were issued by Southern Theatres for the purpose of financing the development and construction of three megaplex theatres in Louisiana. We earn an annual fee of 1.75% on the outstanding principal amount of the bonds and the fee is paid by Southern Theatres monthly. We evaluated this guarantee in connection with the provisions of FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). Based on certain criteria, FIN 45 requires a guarantor to record an asset and a liability for a guarantee at inception. Accordingly, we have recorded approximately $3.9 and $4.0 million as a deferred asset included in accounts receivable and approximately $3.9 and $4.0 million in other liabilities in the accompanying consolidated balance sheets as of June 30, 2009 and December 31, 2008, respectively.
We have certain commitments related to our mortgage note investments that we may be required to fund in the future. We are generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of our direct control. As of June 30, 2009, we had four mortgage notes receivable with commitments totaling approximately $21 million. The $21 million excludes any future amounts that may or may not be funded related to the planned casino and resort development discussed in Note 4 to the consolidated financial statements included in this Quarterly Report on Form 10-Q. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.
Liquidity Analysis
In analyzing our liquidity, we generally expect that our cash provided by operating activities will meet our normal recurring operating expenses, recurring debt service requirements and distributions to shareholders.
We have no debt maturities in 2009 and our cash commitments as of June 30, 2009 described above include additional amounts expected to be funded in 2009 for the winemaking and storage facility of $0.8 million, and additional commitments under various mortgage notes receivable totaling $21 million. Of the $21 million of commitments, approximately $2.0 million is expected to be funded in 2009. In addition to these commitments, as discussed above we may fund the refinancing shortfall, if any, related to the Toronto Life Square project which is expected to be approximately CAD $5 to $20 million (approximately $4 to $17 million U.S. using exchange rates at June 30, 2009).
Our sources of liquidity for 2009 to pay the above commitments and the refinancing shortfall for Toronto Life Square (if any) include the remaining amount available under our revolving credit facility of $91.4 million at June 30, 2009 and unrestricted cash on hand at June 30, 2009 of $16.2 million. We also expect to obtain approximately $0 to $14 million in additional loan proceeds over the remainder of 2009 under our vineyard and winery facility related to previously acquired properties and equipment. Accordingly, while there can be no assurance, we expect that our sources of cash will significantly exceed our expected uses of cash over the remainder of 2009.
In looking at liquidity requirements beyond 2009 and considering extensions, our only consolidated debt maturity in 2010 or 2011 is a $56.25 million mortgage note payable due in September 2010. We believe that we will be able to repay, extend or refinance our debt obligations for 2010 and thereafter as the debt comes due, and that we will be able to fund our remaining commitments as necessary. Other sources of capital available to us primarily include further equity issuances, securing other debt (such as on unpledged assets), sales of properties, collection or sales of mortgage or other notes receivable, and reducing our dividends paid in cash (subject to maintaining our qualification as a REIT). However, there can be no assurance that additional financing or capital will be available, or that terms will be acceptable or advantageous to us.
Our primary use of cash after paying operating expenses, debt service, distributions to shareholders and funding existing commitments is in growing our investment portfolio through the acquisition, development and financing of additional properties. We expect to finance these investments with borrowings under our revolving credit facility, as well as long-term debt and equity financing alternatives. The availability and terms of any such financing will depend upon market and other conditions. If we borrow the maximum amount available under our revolving credit facility, there can be no assurance that we will be able to obtain additional investment financing (See “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on February 24, 2009).
Off Balance Sheet Arrangements
At June 30, 2009, we had a 21.7% and 21.8% investment interest in two unconsolidated real estate joint ventures, Atlantic-EPR I and Atlantic-EPR II, respectively, which are accounted for under the equity method of accounting. We do not anticipate any material impact on our liquidity as a result of commitments involving those joint ventures. We recognized income of $278 and $262 (in thousands) from our investment in the Atlantic-EPR I joint venture during the six months ended June 30, 2009 and 2008, respectively. We recognized income of $166 and $163 (in thousands) from our investment in the Atlantic-EPR II joint venture during the six months ended June 30, 2009 and 2008, respectively. The joint ventures have two mortgage notes payable each secured by a megaplex theatre. The notes held by Atlantic EPR-I and Atlantic EPR-II total $15.2 million and $13.1 million, respectively, at June 30, 2009, and mature in May 2010 and September 2013, respectively. Condensed financial information for Atlantic-EPR I and Atlantic-EPR II joint ventures is included in Note 5 to the consolidated financial statements included in this Quarterly Report on Form 10-Q.
The joint venture agreements for Atlantic-EPR I and Atlantic-EPR II allow our partner, Atlantic of Hamburg, Germany (“Atlantic”), to exchange up to a maximum of 10% of its ownership interest per year in each of the joint ventures for common shares of the Company or, at our discretion, the cash value of those shares as defined in each of the joint venture agreements. During 2008, we paid Atlantic-EPR I and Atlantic-EPR II cash of $133 and $79 (in thousands), respectively, in exchange for additional ownership in each joint venture of 0.7%. During the first six months of 2009, we paid Atlantic cash of $105 (in thousands) in exchange for additional ownership of 0.7% for Atlantic-EPR I. These exchanges did not impact total partners’ equity in either Atlantic-EPR I or Atlantic-EPR II.

Capital Structure and Coverage Ratios
We believe that our shareholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest, fixed charge and debt service coverage ratios. We expect to maintain our leverage ratio (i.e. total-long term debt of the Company as a percentage of shareholders’ equity plus total liabilities) below 50%. However, the timing and size of our equity offerings may cause us to temporarily operate over this threshold. At June 30, 2009, our leverage ratio was 46%. Our long-term debt as a percentage of our total market capitalization at June 30, 2009 was 52%; however, we do not manage to a ratio based on total market capitalization due to the inherent variability that is driven by changes in the market price of our common shares. We calculate our total market capitalization of $2.3 billion by aggregating the following at June 30, 2009:
•	Common shares outstanding of 34,947,492 multiplied by the last reported sales price of our common shares on the NYSE of $20.60 per share, or $720 million;

•	Aggregate liquidation value of our Series B preferred shares of $80 million;

•	Aggregate liquidation value of our Series C convertible preferred shares of $135 million;

•	Aggregate liquidation value of our Series D preferred shares of $115 million;

•	Aggregate liquidation value of our Series E convertible preferred shares of $86 million and

•	Total long-term debt of $1.2 billion
Our interest coverage ratio for the six months ended June 30, 2009 and 2008 was 3.1 times and 3.2 times, respectively. Interest coverage is calculated as the interest coverage amount (as calculated in the following table) divided by interest expense, gross (as calculated in the following table). We consider the interest coverage ratio to be an appropriate supplemental measure of a company’s ability to meet its interest expense obligations. Our calculation of the interest coverage ratio may be different from the calculation used by other companies, and therefore, comparability may be limited. This information should not be considered as an alternative to any U.S. generally accepted accounting principles (“GAAP”) liquidity measures. The following table shows the calculation of our interest coverage ratios (unaudited, dollars in thousands):

	Six Months Ended June 30,
	2009	2008

Net income	$50,090	$57,546
Interest expense, gross	35,405	35,467
Interest cost capitalized	(434)	(328)
Depreciation and amortization	24,463	21,014
Share-based compensation expense to management and trustees	2,155	1,987
Costs associated with loan refinancing	117	—
Straight-line rental revenue	(1,145)	(1,893)
Gain on sale of real estate from discontinued operations	—	(119)

Interest coverage amount	$110,651	$113,674
Interest expense, net	$34,919	$34,428
Interest income	52	711
Interest cost capitalized	434	328

Interest expense, gross	$35,405	$35,467
Interest coverage ratio	3.1	3.2

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

	Six Months Ended June 30,
	2009	2008

Net cash provided by operating activities	$77,017	$63,503
Equity in income from joint ventures	444	1,527
Distributions from joint ventures	(493)	(1,777)
Amortization of deferred financing costs	(1,449)	(1,622)
Increase in mortgage notes accrued interest receivable	244	9,835
Decrease in restricted cash	(2,133)	(2,256)
Decrease (increase) in accounts and notes receivable	(3,966)	3,175
Increase in direct financing lease receivable	1,856	486
Increase in other assets	4,253	3,011
Decrease in accounts payable and accrued liabilities	30	549
Decrease in unearned rents	1,022	3,997
Straight-line rental revenue	(1,145)	(1,893)
Interest expense, gross	35,405	35,467
Interest cost capitalized	(434)	(328)

Interest coverage amount	$110,651	$113,674

Our fixed charge coverage ratio for the six months ended June 30, 2009 and 2008 was 2.2 times and 2.3 times, respectively. The fixed charge coverage ratio is calculated in exactly the same manner as the interest coverage ratio, except that preferred share dividends are also added to the denominator. We consider the fixed charge coverage ratio to be an appropriate supplemental measure of a company’s ability to make its interest and preferred share dividend payments. Our calculation of the fixed charge coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures. The following table shows the calculation of our fixed charge coverage ratios (unaudited, dollars in thousands):

	Six Months Ended June 30,
	2009	2008

Interest coverage amount	$110,651	113,674

Interest expense, gross	35,405	35,467
Preferred share dividends	15,103	13,162

Fixed charges	$50,508	48,629

Fixed charge coverage ratio	2.2	2.3

Our debt service coverage ratio for the six months ended June 30, 2009 and 2008 was 2.3 times and 2.4 times, respectively. The debt service coverage ratio is calculated in exactly the same manner as the interest coverage ratio, except that recurring principal payments are also added to the denominator. We consider the debt service coverage ratio to be an appropriate supplemental measure of a company’s ability to make its debt service payments. Our calculation of the debt service coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures. The following table shows the calculation of our debt service coverage ratios (unaudited, dollars in thousands):

	Six Months Ended June 30,
	2009	2008

Interest coverage amount	$110,651	113,674

Interest expense, gross	35,405	35,467
Recurring principal payments	12,284	12,037

Debt service	$47,689	47,504

Debt service coverage ratio	2.3	2.4

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
The additional 1.9 million common shares that would result from the conversion of our 5.75% Series C cumulative convertible preferred shares and the additional 1.6 million common shares that would result from the conversion of our 9.0% Series E cumulative convertible preferred shares (issued on April 2, 2008) and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted earnings per share for the three and six months ended June 30, 2009 because the effect is anti-dilutive. However, because a conversion of the 5.75% Series C cumulative convertible preferred shares would be dilutive to FFO per share for the three and six months ended June 30, 2008, these adjustments have been made in the calculation of diluted FFO per share for these periods.
As discussed in Note 11 to the consolidated financial statements on this Form 10-Q, on January 1, 2009, we adopted FASB Staff Position (“FSP”) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. Prior-period earnings per share data was computed using the treasury stock method and has been adjusted retrospectively for the adoption of this staff position which lowered basic and diluted FFO per share by $0.01 for the three months ended June 30, 2008 and lowered basic FFO per share by $0.02 and diluted FFO per share by $0.01 for the six months ended June 30, 2008.
The following table summarizes our FFO, FFO per share and certain other financial information for the three and six months ended June 30, 2009 and 2008 (unaudited, in thousands, except per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income available to common shareholders of Entertainment Properties Trust	$20,152	$23,859	37,930	$45,370
Subtract: Noncontrolling interest	(1,746)	(537)	(3,070)	(1,069)
Add: Real estate depreciation and amortization	11,642	10,138	24,076	20,639
Add: Allocated share of joint venture depreciation	66	69	131	381

FFO available to common shareholders of Entertainment Properties Trust	30,114	33,529	59,067	65,321

FFO available to common shareholders of Entertainment Properties Trust	30,114	33,529	59,067	65,321
Add: Preferred dividends for Series C	—	1,941	—	3,881

Diluted FFO available to common shareholders of Entertainment Properties Trust	30,114	35,470	59,067	69,202

FFO per common share attributable to Entertainment Properties Trust:
Basic	$0.86	$1.10	1.70	$2.23
Diluted	0.86	1.08	1.70	2.19

Shares used for computation (in thousands):
Basic	34,970	30,577	34,678	29,351
Diluted	34,992	32,827	34,686	31,574

Weighted average shares outstanding- diluted EPS	34,992	30,913	34,686	29,663
Effect of dilutive Series C preferred shares	—	1,914	—	1,911

Adjusted weighted average shares outstanding — diluted	34,992	32,827	34,686	31,574

Other financial information:
Straight-lined rental revenue	$584	1,067	1,145	1,893
Dividends per common share	$0.65	0.84	1.30	1.68
FFO payout ratio*	76%	78%	76%	77%

*	FFO payout ratio is calculated by dividing dividends per common share by FFO per diluted common share.
Impact of Recently Issued Accounting Standards
In April 2009, the FASB issued FSP FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS No. 157-4”). FSP FAS No. 157-4 clarifies the methodology used to determine fair value when there is no active market or where the price inputs being used represent distressed sales. FSP FAS No. 157-4 also reaffirms the objective of fair value measurement, as stated in SFAS No. 157, Fair Value Measurements, which is to reflect how much an asset would be sold for in an orderly transaction. It also reaffirms the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive. FSP FAS No. 157-4 will be applied prospectively and will be effective for interim and annual reporting periods ending after June 15, 2009. Accordingly, the Company adopted FSP FAS No. 157-4 during the second quarter of 2009 and the adoption did not have a material impact on its financial position or results of operations.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No.165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. In accordance with this statement, an entity should apply the requirements to interim or annual reporting periods ending after June 15, 2009. Accordingly, the Company adopted SFAS No. 165 during the second quarter of 2009 and the adoption did not have a material impact on its financial position or results of operations.
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46R (“SFAS No. 167”). SFAS No. 167 amends FIN 46R to require an analysis to determine whether a variable interest gives a company a controlling financial interest in a variable interest entity. This statement requires an ongoing reassessment of and eliminates the quantitative approach previously required for determining whether a company is the primary beneficiary. This statement is effective for interim and annual reporting periods beginning after November 15, 2009. Accordingly, the Company will adopt SFAS No. 167 during the first quarter of 2010. The Company is currently evaluating the impact that SFAS No. 167 will have on its financial statements.
In June 2009, the FASB issued SFAS No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 168”). SFAS No. 168 establishes the “FASB Accounting Standards Codification” (“Codification”), which officially launched July 1, 2009, to become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. Generally, the Codification is not expected to change U.S. GAAP. All other accounting literature excluded from the Codification will be considered nonauthoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Accordingly, the Company will adopt SFAS No. 168 during the third quarter of 2009. The Company is currently evaluating the effect on the financial statement disclosures as all future references to authoritative accounting literature will be references in accordance with the Codification.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks, primarily relating to potential losses due to changes in interest rates and foreign currency exchange rates. We seek to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new long-term fixed rate borrowings whenever possible. We also have a $215 million secured revolving credit facility with $116 million outstanding as of June 30, 2009, a $160.0 million term loan facility with $94.9 million outstanding as of June 30, 2009, a $10.7 million bond, a $56.25 million term loan and a $118.2 million term loan, all of which bear interest at a floating rate. As further described in Note 8 to the consolidated financial statements in this Quarterly Report on Form 10-Q, $91.0 million of the term loans are LIBOR based debt that has been converted to a fixed rate with seven interest rate swaps and the $118.2 million term loan includes $114.0 million of LIBOR based debt that has been converted to a fixed rate with two interest rate swaps.
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
See Note 8 to the consolidated financial statements in this Quarterly Report on Form 10-Q for additional information on our derivative financial instruments and hedging activities.

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
Item 1A. Risk Factors
Except as provided below, there were no material changes during the quarter from the risk factors previously discussed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on February 24, 2009. The information below updates and replaces the risk factor “We have made a significant loan commitment to a developer; however, there is no assurance that the project to which the commitment relates will be completed as planned” previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008:
We previously made a significant loan commitment to a developer; however, there is no assurance that the project to which the commitment related will be completed
Our remaining loan commitment to fund an additional $91.8 million to Concord Resorts, LLC (Concord Resorts), which is the remaining loan commitment under the $225.0 million secured first mortgage loan commitment related to a planned resort development in Sullivan County, New York, is no longer applicable due to the developer’s decision to downsize the initial phase of the Concord project to an investment level of $600 million. The funding of any additional investment in the Concord project by the Company will be subject to satisfaction of certain conditions, including but not limited to a reduction in the aforementioned $91.8 million. The project has been delayed, and there can be no assurance that the developer will receive the financing necessary to complete it. If the development is cancelled or delayed indefinitely, there can be no assurance that our investment in Concord Resorts (the net carrying value of which was $133.2 million at June 30, 2009) may not be subject to an impairment loss, which could result in a material adverse impact on our financial condition and results of operations. In addition, Concord Resorts is controlled by Louis Cappelli, a real estate developer with whom we have several investments, including the entertainment retail centers in New Rochelle, New York and White Plains, New York and loans to Mr. Cappelli. There can be no assurance that the cancellation or indefinite delay of the Concord Resorts development would not have a material adverse effect on our other investments with Mr. Cappelli.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Maximum
Number (or
				Total Number	Approximate
				of Shares	Dollar Value) of
				Purchased as	Shares that May
	Total			Part of Publicly	Yet Be
	Number of		Average	Announced	Purchased
	Shares		Price Paid	Plans or	Under the Plans
Period	Purchased		Per Share	Programs	or Programs
April 1 through April 30, 2009 common stock	—		—	—	—
May 1 through May 31, 2009 common stock	259	(1)	50.28	—	—
June 1 through June 30, 2009 common stock	3,916	(1)	32.20	—	—

Total	4,175		$33.32	—	$—

(1)	The repurchase of equity securities during May and June of 2009 was completed in conjunction with the forfeiture of former employees’ nonvested shares due to the employees’ termination of services with the Company. This repurchase was not made pursuant to a publicly announced plan or program.

During the quarter ended June 30, 2009, we did not sell any unregistered securities.
Item 3. Defaults Upon Senior Securities
There were no reportable events during the quarter ended June 30, 2009.
Item 4. Submission of Matters to a Vote of Security Holders
On May 13, 2008, the Company held its annual meeting of shareholders. The matters presented to the shareholders for vote and the vote on such matters were as follows:
1.	To elect two Class III trustees for a three year term.

	FOR	AUTHORITY WITHHELD

Jack A. Newman, Jr.	30,012,602	1,593,865

	FOR	AUTHORITY WITHHELD

James A. Olson	30,373,272	1,233,195
2.	The approval of an amendment to the Company’s 2007 Equity Incentive Plan to increase the number of authorized shares of common shares of beneficial interest, $0.01 par value per share, issuable under the plan, from 950,000 shares to 1,950,000 shares.

FOR	AGAINST	ABSTAIN

23,646,815	4,088,988	33,328
3.	To ratify the appointment of KPMG LLP as the Company’s independent registered public accounting firm for 2009.

FOR	AGAINST	ABSTAIN

30,986,160	593,974	26,333
Item 5. Other Information
There were no reportable events during the quarter ended June 30, 2009.
Item 6. Exhibits
4.1	Amended and Restated Master Credit Agreement, dated June 30, 2009, among Entertainment

Properties Trust, certain of its subsidiaries, KeyBank National Association, as agent, and the lenders party thereto (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 1, 2009 (Commission File No. 001-13561)) and incorporated herein by reference as Exhibit 4.1.

4.2	Collateral Pledge and Security Agreement, dated June 30, 2009, between Theater Sub, Inc. and KeyBank National Association, as agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 1, 2009 (Commission File No. 001-13561)) and incorporated herein by reference as Exhibit 4.2.

4.3	Collateral Pledge and Security Agreement, dated June 30, 2009, between Entertainment Properties Trust and KeyBank National Association, as agent (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on July 1, 2009 (Commission File No. 001-13561)) and incorporated herein by reference as Exhibit 4.3.

4.4	Collateral Pledge and Security Agreement, dated June 30, 2009, between 30 West Pershing, LLC and KeyBank National Association, as agent (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on July 1, 2009 (Commission File No. 001-13561)) and incorporated herein by reference as Exhibit 4.4.

4.5	Collateral Pledge and Security Agreement, dated June 30, 2009, between MegaPlex Four, Inc. and KeyBank National Association, as agent (filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on July 1, 2009 (Commission File No. 001-13561)) and incorporated herein by reference as Exhibit 4.5.

4.6	Limited Guaranty, dated June 30, 2009, issued by Theatre Sub, Inc. (filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on July 1, 2009 (Commission File No. 001-13561)) and incorporated herein by reference as Exhibit 4.6.

4.7	Amendment No. 1 to the Master Credit Agreement, dated June 30, 2009, among Entertainment Properties Trust, EPT 301, LLC, KeyBank National Association, as administrative agent, and the lenders and other persons party thereto (filed as Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on July 1, 2009 (Commission File No. 001-13561)) and incorporated herein by reference as Exhibit 4.7.

10.1	Employment Agreement, dated as of May 14, 2009, between Entertainment Properties Trust and Morgan G. Earnest II (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 20, 2009 as amended by that Amendment No. 1 to Current Report on Form 8-K filed June 12, 2009 (Commission File No. 001-13561)) and incorporated herein by reference as Exhibit 10.1.

10.2	Entertainment Properties Trust 2007 Equity Incentive Plan, as amended (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 20, 2009 as amended by that Amendment No. 1 to Current Report on Form 8-K filed June 12, 2009 (Commission File No. 001-13561)) and incorporated herein by reference as Exhibit 10.2.

10.3	Form of Restricted Share Unit Agreement (Non-Employee Trustees) (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 20, 2009 as amended by that Amendment No. 1 to Current Report on Form 8-K filed June 12, 2009 (Commission File No. 001-13561)) and incorporated herein by reference as Exhibit 10.3.

12.1*	Computation of Ratio of Earnings to Fixed Charges

12.2*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Distributions

31.1*	Certification of David M. Brain, Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Mark A. Peterson, Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
PLEASE NOTE: Pursuant to the rules and regulations of the Securities and Exchange Commission, we have filed or incorporated by reference the agreements referenced above as exhibits to this Quarterly Report on Form 10-Q. The agreements have been filed to provide investors with information regarding their respective terms. The agreements are not intended to provide any other factual information about the Company or its business or operations. In particular, the assertions embodied in any representations, warranties and covenants contained in the agreements may be subject to qualifications with respect to knowledge and materiality different from those applicable to investors and may be qualified by information in confidential disclosure schedules not included with the exhibits. These disclosure schedules may contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants set forth in the agreements. Moreover, certain representations, warranties and covenants in the agreements may have been used for the purpose of allocating risk between the parties, rather than establishing matters as facts. In addition, information concerning the subject matter of the representations, warranties and covenants may have changed after the date of the respective agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures. Accordingly, investors should not rely on the representations, warranties and covenants in the agreements as characterizations of the actual state of facts about the Company or its business or operations on the date hereof.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERTAINMENT PROPERTIES TRUST
Dated: July 28, 2009	By	/s/ David M. Brain
David M. Brain, President — Chief Executive
Officer (Principal Executive Officer)

Dated: July 28, 2009	By	/s/ Mark A. Peterson
Mark A. Peterson, Vice President -- Chief
Financial Officer (Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document

4.1	Amended and Restated Master Credit Agreement, dated June 30, 2009, among Entertainment Properties Trust, certain of its subsidiaries, KeyBank National Association, as agent, and the lenders party thereto (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 1, 2009 (Commission File No. 001-13561)) and incorporated herein by reference as Exhibit 4.1.

4.2	Collateral Pledge and Security Agreement, dated June 30, 2009, between Theater Sub, Inc. and KeyBank National Association, as agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 1, 2009 (Commission File No. 001-13561)) and incorporated herein by reference as Exhibit 4.2.

4.3	Collateral Pledge and Security Agreement, dated June 30, 2009, between Entertainment Properties Trust and KeyBank National Association, as agent (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on July 1, 2009 (Commission File No. 001-13561)) and incorporated herein by reference as Exhibit 4.3.

4.4	Collateral Pledge and Security Agreement, dated June 30, 2009, between 30 West Pershing, LLC and KeyBank National Association, as agent (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on July 1, 2009 (Commission File No. 001-13561)) and incorporated herein by reference as Exhibit 4.4.

4.5	Collateral Pledge and Security Agreement, dated June 30, 2009, between MegaPlex Four, Inc. and KeyBank National Association, as agent (filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on July 1, 2009 (Commission File No. 001-13561)) and incorporated herein by reference as Exhibit 4.5.

4.6	Limited Guaranty, dated June 30, 2009, issued by Theatre Sub, Inc. (filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on July 1, 2009 (Commission File No. 001-13561)) and incorporated herein by reference as Exhibit 4.6.

4.7	Amendment No. 1 to the Master Credit Agreement, dated June 30, 2009, among Entertainment Properties Trust, EPT 301, LLC, KeyBank National Association, as administrative agent, and the lenders and other persons party thereto (filed as Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on July 1, 2009 (Commission File No. 001-13561)) and incorporated herein by reference as Exhibit 4.7.

10.1	Employment Agreement, dated as of May 14, 2009, between Entertainment Properties Trust and Morgan G. Earnest II (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 20, 2009 as amended by that Amendment No. 1 to Current Report on Form 8-K filed June 12, 2009 (Commission File No. 001-13561)) and incorporated herein by reference as Exhibit 10.1.

10.2	Entertainment Properties Trust 2007 Equity Incentive Plan, as amended (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 20, 2009 as amended by that Amendment No. 1 to Current Report on Form 8-K filed June 12, 2009 (Commission File No. 001-13561)) and incorporated herein by reference as Exhibit 10.2.

10.3	Form of Restricted Share Unit Agreement (Non-Employee Trustees) (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 20, 2009 as amended by that Amendment No. 1 to Current Report on Form 8-K filed June 12,

Exhibit No.	Document

2009 (Commission File No. 001-13561)) and incorporated herein by reference as Exhibit 10.3.

12.1*	Computation of Ratio of Earnings to Fixed Charges

12.2*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Distributions

31.1*	Certification of David M. Brain, Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Mark A. Peterson, Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
PLEASE NOTE: Pursuant to the rules and regulations of the Securities and Exchange Commission, we have filed or incorporated by reference the agreements referenced above as exhibits to this Quarterly Report on Form 10-Q. The agreements have been filed to provide investors with information regarding their respective terms. The agreements are not intended to provide any other factual information about the Company or its business or operations. In particular, the assertions embodied in any representations, warranties and covenants contained in the agreements may be subject to qualifications with respect to knowledge and materiality different from those applicable to investors and may be qualified by information in confidential disclosure schedules not included with the exhibits. These disclosure schedules may contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants set forth in the agreements. Moreover, certain representations, warranties and covenants in the agreements may have been used for the purpose of allocating risk between the parties, rather than establishing matters as facts. In addition, information concerning the subject matter of the representations, warranties and covenants may have changed after the date of the respective agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures. Accordingly, investors should not rely on the representations, warranties and covenants in the agreements as characterizations of the actual state of facts about the Company or its business or operations on the date hereof.