Form 10-Q
period 2009-09-30
ENTERTAINMENT PROPERTIES TRUST
filed 2009-11-05
CIK 1045450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 1-13561
ENTERTAINMENT PROPERTIES TRUST
(Exact name of registrant as specified in its charter)

Maryland	43-1790877
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

30 West Pershing Road, Suite 201	64108
Kansas City, Missouri	(Zip Code)
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
Yes ☐           No ☑
At November 4, 2009, there were 36,515,731 common shares of beneficial interest outstanding.

CAUTIONARY STATEMENT CONCERNING FORWARD LOOKING STATEMENTS
With the exception of historical information, certain statements contained or incorporated by reference herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements may refer to our financial condition, results of operations, plans, objectives, acquisition or disposition of properties, future expenditures for development projects, capital resources, future financial performance and business. Forward-looking statements are not guarantees of performance. They involve numerous risks, uncertainties and assumptions. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “will be,” “continue,” “hope,” “goal,” “forecast,” “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans” “would,” “may” or other similar expressions in this Quarterly Report on Form 10-Q. In addition, references to our budgeted amounts are forward looking statements. Factors that could materially and adversely affect us include, but are not limited to, the factors listed below:
•	General international, national, regional and local business and economic conditions;
•	Current levels of market volatility are unprecedented;
•	Failure of current governmental efforts to stimulate the economy;
•	The downturn in the credit markets;
•	The failure of a bank to fund a request by us to borrow money;
•	Failure of banks in which we have deposited funds;
•	Defaults in the performance of lease terms by our tenants;
•	Defaults by our customers and counterparties on their obligations owed to us;
•	A mortgagor’s bankruptcy or default;
•	A significant loan commitment for a development project that may not be completed;
•	The obsolescence of older multiplex theaters owned by some of our tenants;
•	Risks of operating in the entertainment industry;
•	Our ability to compete effectively;
•	The majority of our megaplex theater properties are leased by a single tenant;
•	A single tenant leases or is the mortgagor of all our ski area investments;
•	A single tenant leases all of our charter schools;
•	Risks associated with use of leverage to acquire properties;
•	Financing arrangements that require lump-sum payments;
•	Our ability to sustain the rate of growth we have had in recent years;
•	Our ability to raise capital;

•	Covenants in our debt instruments that limit our ability to take certain actions;
•	Risks of acquiring and developing properties and real estate companies;
•	The lack of diversification of our investment portfolio;
•	Our continued qualification as a REIT;
•	The ability of our subsidiaries to satisfy their obligations;
•	Financing arrangements that expose us to funding or purchase risks;
•	We have a limited number of employees and the loss of personnel could harm operations;
•	Fluctuations in the value of real estate income and investments;
•	Risks relating to real estate ownership, leasing and development, for example local conditions such as an oversupply of space or a reduction in demand for real estate in the area, competition from other available space, whether tenants and users such as customers of our tenants consider a property attractive, changes in real estate taxes and other expenses, changes in market rental rates, the timing and costs associated with property improvements and rentals, changes in taxation or zoning laws or other governmental regulation, whether we are able to pass some or all of any increased operating costs through to tenants, and how well we manage our properties;
•	Our ability to secure adequate insurance and risk of potential uninsured losses, including from natural disasters;
•	Risks involved in joint ventures;
•	Risks in leasing multi-tenant properties;
•	A failure to comply with the Americans with Disabilities Act or other laws;
•	Risks of environmental liability;
•	Our real estate investments are relatively illiquid;
•	We own assets in foreign countries;
•	Risks associated with owning or financing properties for which the tenant’s or mortgagor’s operations may be impacted by weather conditions;
•	Risks associated with the ownership of vineyards;
•	Our ability to pay dividends in cash or at current rates;
•	Fluctuations in interest rates;
•	Fluctuations in the market prices for our shares;
•	Certain limits on change in control imposed under law and by our Declaration of Trust and Bylaws;
•	Policy changes obtained without the approval of our shareholders;
•	Equity issuances could dilute the value of our shares;

•	Risks associated with changes in the Canadian exchange rate; and
•	Changes in laws and regulations, including tax laws and regulations
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ENTERTAINMENT PROPERTIES TRUST
Consolidated Balance Sheets
(Dollars in thousands except share data)

	September 30, 2009	December 31, 2008
	(Unaudited)
Assets
Rental properties, net of accumulated depreciation of $247,425 and $214,078 at September 30, 2009 and December 31, 2008, respectively	$1,726,136	$1,735,026
Property under development	20,575	30,835
Mortgage notes and related accrued interest receivable, net	518,069	508,506
Investment in a direct financing lease, net	168,884	166,089
Investment in joint ventures	2,435	2,493
Cash and cash equivalents	11,196	50,082
Restricted cash	15,902	11,004
Intangible assets, net	6,908	12,400
Deferred financing costs, net	13,159	10,741
Accounts receivable, net	31,714	33,405
Notes and related accrued interest receivable, net	12,395	40,338
Other assets	26,164	33,006

Total assets	$2,553,537	$2,633,925

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued liabilities	$28,608	$35,665
Common dividends payable	23,748	27,377
Preferred dividends payable	7,552	7,552
Unearned rents and interest	12,277	8,312
Long-term debt	1,184,139	1,262,368

Total liabilities	1,256,324	1,341,274

Shareholders’ equity:
Common Shares, $.01 par value; 50,000,000 shares authorized; and 37,419,399 and 33,734,181 shares issued at September 30, 2009 and December 31, 2008, respectively	374	337
Preferred Shares, $.01 par value; 25,000,000 shares authorized; 3,200,000 Series B shares issued at September 30, 2009 and December 31, 2008; liquidation preference of $80,000,000	32	32
5,400,000 Series C convertible shares issued at September 30, 2009 and December 31, 2008; liquidation preference of $135,000,000	54	54
4,600,000 Series D shares issued at September 30, 2009 and December 31, 2008; liquidation preference of $115,000,000	46	46
3,450,000 Series E convertible shares issued at September 30, 2009 and December 31, 2008; liquidation preference of $86,250,000	35	35
Additional paid-in-capital	1,440,063	1,339,798
Treasury shares at cost: 904,824 and 860,084 common shares at September 30, 2009 and December 31, 2008, respectively	(27,698)	(26,357)
Loans to shareholders	(1,925)	(1,925)
Accumulated other comprehensive income (loss)	16,985	(6,169)
Distributions in excess of net income	(126,760)	(28,417)

Entertainment Properties Trust shareholders’ equity	1,301,206	1,277,434

Noncontrolling interests	(3,993)	15,217
Shareholders’ equity	1,297,213	1,292,651

Total liabilities and shareholders’ equity	$2,553,537	$2,633,925

See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST
Consolidated Statements of Income
(Unaudited)
(Dollars in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Rental revenue	$51,297	$52,139	$152,215	$151,201
Tenant reimbursements	4,734	5,249	13,627	16,114
Other income	441	460	2,310	1,657
Mortgage and other financing income	11,650	17,125	33,392	40,609

Total revenue	68,122	74,973	201,544	209,581

Property operating expense	6,708	6,612	21,108	19,947
Other expense	614	430	2,087	1,982
General and administrative expense	3,557	3,718	11,961	12,070
Costs associated with loan refinancing	—	—	117	—
Interest expense, net	19,355	17,689	54,274	52,117
Provision for loan losses	65,757	—	65,757	—
Impairment charge	35,801	—	35,801	—
Depreciation and amortization	11,921	11,170	36,383	32,184

Income (loss) before equity in income from joint ventures and discontinued operations	(75,591)	35,354	(25,944)	91,281
Equity in income from joint ventures	229	216	673	1,743

Income (loss) from continuing operations	$(75,362)	$35,570	$(25,271)	$93,024
Discontinued operations:
Loss from discontinued operations	—	—	—	(27)
Gain on sale of real estate	—	—	—	119

Net income (loss)	(75,362)	35,570	(25,271)	93,116
Add: Net loss attributable to noncontrolling interests	16,071	488	19,014	1,474

Net income (loss) attributable to Entertainment Properties Trust	(59,291)	36,058	(6,257)	94,590
Preferred dividend requirements	(7,552)	(7,552)	(22,655)	(20,714)

Net income (loss) available to common shareholders of Entertainment Properties Trust	$(66,843)	$28,506	$(28,912)	$73,876

Per share data attributable to Entertainment Properties Trust common shareholders:
Basic earnings per share data:
Income (loss) from continuing operations available to common shareholders	$(1.89)	$0.89	$(0.83)	2.44
Income from discontinued operations	—	—	—	—

Net income (loss) available to common shareholders	$(1.89)	$0.89	$(0.83)	$2.44

Diluted earnings per share data:
Income (loss) from continuing operations available to common shareholders	$(1.89)	$0.88	$(0.83)	$2.41
Income from discontinued operations	—	—	—	0.01

Net income (loss) available to common shareholders	$(1.89)	$0.88	$(0.83)	$2.42

Shares used for computation (in thousands):
Basic	35,445	32,033	34,937	30,252
Diluted	35,445	32,365	34,937	30,565

Dividends per common share	$0.65	$0.84	$1.95	$2.52

See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST
Consolidated Statement of Changes in Shareholders’ Equity
Nine Months Ended September 30, 2009
(Unaudited)
(Dollars in thousands)

	Entertainment Properties Trust Shareholders
								Accumulated
					Additional			other	Distributions
	Common Stock		Preferred Stock		paid-in	Treasury	Loans to	comprehensive	in excess of	Noncontrolling
	Shares	Par	Shares	Par	capital	shares	shareholders	income (loss)	net income	Interests	Total
Balance at December 31, 2008	33,734,181	$337	16,650,000	$167	$1,339,798	$(26,357)	$(1,925)	$(6,169)	$(28,417)	$15,217	$1,292,651
Restricted share units issued to Trustees	—	—	—	—	390	—	—	—	—	—	390
Issuance of nonvested shares, including nonvested shares issued for the payment of bonuses	218,797	2	—	—	2,413	—	—	—	—	—	2,415
Cancellation of 4,175 employee nonvested shares	—	—	—	—	139	(139)	—	—	—	—	—
Amortization of nonvested shares	—	—	—	—	2,459	—	—	—	—	—	2,459
Share option expense	—	—	—	—	505	—	—	—	—	—	505
Foreign currency translation adjustment	—	—	—	—	—	—	—	30,178	—	—	30,178
Change in unrealized gain/loss on derivatives	—	—	—	—	—	—	—	(7,024)	—	—	(7,024)
Net income (loss)	—	—	—	—	—	—	—	—	(6,257)	(19,014)	(25,271)
Purchase of 40,565 common shares for treasury	—	—	—	—	—	(1,202)	—	—	—	—	(1,202)
Issuances of common shares, net of costs of $377	3,466,421	35	—	—	94,359	—	—	—	—	—	94,394
Dividends to common and preferred shareholders	—	—	—	—	—	—	—	—	(92,086)	—	(92,086)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	(196)	(196)

Balance at September 30, 2009	37,419,399	$374	16,650,000	$167	$1,440,063	$(27,698)	$(1,925)	$16,985	$(126,760)	$(3,993)	$1,297,213

See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST
Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss)	$(75,362)	$35,570	$(25,271)	$93,116

Other comprehensive income (loss):
Foreign currency translation adjustment	19,701	(10,640)	30,178	(17,624)
Change in unrealized gain (loss) on derivatives	(12,667)	7,282	(7,024)	9,402

Comprehensive income (loss)	(68,328)	32,212	(2,117)	84,894
Comprehensive loss attributable to the noncontrolling interests	16,071	488	19,014	1,474

Comprehensive income (loss) attributable to Entertainment Properties Trust	$(52,257)	$32,700	$16,897	$86,368

See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2009	2008
Operating activities:
Net income (loss)	$(25,271)	$93,116
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	65,757	—
Non-cash impairment charge	35,801	—
Loss from discontinued operations	—	(92)
Costs associated with loan refinancing	117	—
Equity in income from joint ventures	(673)	(1,743)
Distributions from joint ventures	743	2,017
Depreciation and amortization	36,383	32,184
Amortization of deferred financing costs	2,552	2,402
Share-based compensation expense to management and trustees	3,238	2,975
Decrease in restricted cash	1,315	2,304
Increase in mortgage notes accrued interest receivable	(516)	(15,570)
Decrease (increase) in accounts receivable, net	2,977	(2,477)
Decrease in notes receivable and accrued interest receivable	535	456
Increase in direct financing lease receivable	(2,795)	(1,363)
Increase in other assets	(4,561)	(3,452)
Decrease in accounts payable and accrued liabilities	(969)	(551)
Decrease (increase) in unearned rents and interest	(1,767)	198

Net operating cash provided by continuing operations	112,866	110,404
Net operating cash used by discontinued operations	—	(27)

Net cash provided by operating activities	112,866	110,377

Investing activities:
Acquisition of rental properties and other assets	(3,205)	(139,957)
Investment in unconsolidated joint venture	(13)	(116)
Investment in mortgage notes receivable	(33,555)	(173,871)
Proceeds from mortgage note receivable paydown	3,512	—
Investment in promissory notes receivable	(4,108)	(10,149)
Proceeds from promissory note receivable paydown	1,000	—
Investment in direct financing lease, net	—	(121,785)
Additions to properties under development	(17,672)	(28,748)

Net cash used in investing activities from continued operations	(54,041)	(474,626)
Net proceeds from sale of real estate from discontinued operations	—	986

Net cash used in investing activities	(54,041)	(473,640)

Financing activities:
Proceeds from long-term debt facilities	68,006	476,491
Principal payments on long-term debt	(158,579)	(332,324)
Deferred financing fees paid	(4,950)	(2,917)
Net proceeds from issuance of common shares	94,312	224,226
Net proceeds from issuance of preferred shares	—	83,438
Impact of stock option exercises, net	—	(147)
Proceeds from payment on shareholder loan	—	1,600
Purchase of common shares for treasury	(1,202)	(777)
Distributions paid to noncontrolling interests	(196)	(71)
Dividends paid to shareholders	(95,633)	(89,850)

Net cash provided (used) by financing activities	(98,242)	359,669
Effect of exchange rate changes on cash	531	(451)

Net decrease in cash and cash equivalents	(38,886)	(4,045)
Cash and cash equivalents at beginning of the period	50,082	15,170

Cash and cash equivalents at end of the period	$11,196	$11,125

Supplemental information continued on next page.

ENTERTAINMENT PROPERTIES TRUST
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)
Continued from previous page.

	Nine Months Ended September 30,
	2009	2008
Supplemental schedule of non-cash activity:
Transfer of property under development to rental property	$29,382	$16,522
Issuance of nonvested shares and restricted share units at fair value, including nonvested shares issued for payment of bonuses	$4,368	$6,028
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$52,595	$51,125
Cash received during the period for income taxes	$(500)	$(701)
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
2. Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. In addition, operating results for the nine month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
The Company consolidates certain entities if it is deemed to be the primary beneficiary in a variable interest entity (VIE), as defined in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic on Consolidation. The equity method of accounting is applied to entities in which the Company is not the primary beneficiary as defined in the Consolidation Topic of the FASB ASC, or does not have effective control, but can exercise influence over the entity with respect to its operations and major decisions.
The Company reports its noncontrolling interests as required by the Consolidation Topic of the FASB ASC. Noncontrolling interest is the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. The ownership interests in the subsidiary that are held by owners other than the parent are noncontrolling interests. Such noncontrolling interests are reported on the consolidated balance sheets within equity, separately from the Company’s equity. On the consolidated statements of income, revenues, expenses and net income or loss from less-than-wholly-owned subsidiaries are reported at the consolidated amounts, including both the amounts attributable to the Company and noncontrolling interests. Consolidated statements of changes in shareholder’s equity are included for both quarterly and annual financial statements, including beginning balances, activity for the period and ending balances for shareholders’ equity, noncontrolling interests and total equity. The Company does not have any redeemable noncontrolling interests.

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
Revenue Recognition
Rents that are fixed and determinable are recognized on a straight-line basis over the minimum terms of the leases. Base rent escalation on leases that are dependent upon increases in the Consumer Price Index (CPI) is recognized when known. Straight-line rent receivable is included in accounts receivable and was $25.5 million and $23.1 million at September 30, 2009 and December 31, 2008, respectively. In addition, most of the Company’s tenants are subject to additional rents if gross revenues of the properties exceed certain thresholds defined in the lease agreements (percentage rents). Percentage rents are recognized at the time when specific triggering events occur as provided by the lease agreements. Percentage rents of $1.2 million and $1.5 million were recognized for the nine months ended September 30, 2009 and 2008, respectively. Lease termination fees are recognized when the related leases are canceled and the Company has no obligation to provide services to such former tenants. No termination fees were recognized during the nine months ended September 30, 2009 and 2008.
Direct financing lease income is recognized on the effective interest method to produce a level yield on funds not yet recovered. Estimated unguaranteed residual values at the date of lease inception represent management’s initial estimates of fair value of the leased assets at the expiration of the lease, not to exceed original cost. Significant assumptions used in estimating residual values include estimated net cash flows over the remaining lease term and expected future real estate values. The estimated unguaranteed residual value is reviewed on an annual basis to determine if there are other than temporary impairments. The Company evaluates on an annual basis during the second quarter the collectibility of its direct financing lease receivable and unguaranteed residual value to determine whether they are impaired. A direct financing lease receivable is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. When a direct financing lease receivable is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the direct financing lease receivable’s effective interest rate or to the fair value of the underlying collateral, less costs to sell, if such receivable is collateralized.
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
Mortgage Notes and Other Notes Receivable
Mortgage notes and other notes receivable, including related accrued interest receivable, consist of loans originated by the Company and the related accrued and unpaid interest income as of the balance sheet date. Mortgage notes and other notes receivable are initially recorded at the amount advanced to the borrower and the Company defers certain loan origination and commitment fees, net of certain origination costs, and amortizes them over the term of the related loan. Interest income on performing loans is accrued as earned. The Company evaluates the collectibility of both interest and principal of each of its loans to determine whether it is impaired. A loan is considered to be impaired when, based on current information and events, the Company determines that it is probable that it will be unable to collect all amounts due according to the existing contractual terms. When a loan is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the loan’s effective interest rate or to the fair value of the underlying collateral, less costs to sell, if the loan is collateralized. For impaired loans, interest income is recognized on a cash basis, unless the Company determines based on the loan to estimated fair value ratio the loan should be on the cost recovery method, and any cash payments received would then be reflected as a reduction of principal. Interest income recognition is recommenced when the impaired loan becomes contractually current and performance is demonstrated to be resumed.
Concentrations of Risk
American Multi-Cinema, Inc. (AMC) is the lessee of a substantial portion (51%) of the megaplex theatre rental properties held by the Company (including joint venture properties) at September 30, 2009 as a result of a series of sale leaseback transactions pertaining to a number of AMC megaplex theatres. A substantial portion of the Company’s rental revenues (approximately $72.7 million or 48% and $73.1 million or 48% for the nine months ended September 30, 2009 and 2008, respectively) result from the rental payments by AMC under the leases, or its parent, AMC Entertainment, Inc. (AMCE), as the guarantor of AMC’s obligations under the leases. AMCE had total assets of $3.7 billion and $3.8 billion, total liabilities of $2.7 billion and $2.7 billion and total stockholders’ equity of $1.0 billion and $1.1 billion at April 2, 2009 and April 3, 2008, respectively. AMCE had a net loss of $81.2 million for the fifty-two weeks ended April 2, 2009 and net earnings of $43.4 million for the fifty-three weeks ended April 3, 2008. In addition, AMCE had net earnings of $8.6 million for the thirteen weeks ended July 2, 2009. AMCE has publicly held debt and the foregoing financial information was reported in its consolidated financial information which is publicly available.

For the nine months ended September 30, 2009 and 2008, respectively, approximately $26.4 million, or 13%, and $29.1 million, or 14%, of total revenue was derived from the Company’s four entertainment retail centers in Ontario, Canada. For the nine months ended September 30, 2008, $42.2 million, or 20%, of our total revenue was derived from the Company’s four entertainment retail centers in Ontario, Canada combined with the mortgage financing interest related to the Company’s mortgage note receivable held in Canada and initially funded on June 1, 2005. For the nine months ended September 30, 2009, no mortgage financing interest income was recognized related to the Company’s mortgage note receivable held in Canada as further described in Note 5. The Company’s wholly owned subsidiaries that hold the Canadian entertainment retail centers, third party debt and mortgage note receivable (net of loan loss reserve) represent approximately $222.3 million or 17% and $219.5 million or 17% of the Company’s net assets as of September 30, 2009 and December 31, 2008, respectively.
Share-Based Compensation
Share-based compensation to employees of the Company is determined pursuant to the Annual Incentive Program and the Long-Term Incentive Plan. Share-based compensation to non-employee trustees of the Company is determined pursuant to the director compensation program. Prior to May 9, 2007, all common shares and options to purchase common shares (share options) were issued under the 1997 Share Incentive Plan. The 2007 Equity Incentive Plan was approved by shareholders at the May 9, 2007 annual meeting and this plan replaced the 1997 Share Incentive Plan. Accordingly, all common shares and options to purchase common shares granted on or after May 9, 2007 are issued under the 2007 Equity Incentive Plan.
The Company accounts for share based compensation under the FASB ASC Topic on Stock Compensation. Share based compensation expense consists of share option expense, amortization of nonvested share grants, and shares and share units issued to non-employee Trustees for payment of their annual retainers. Share based compensation is included in general and administrative expense in the accompanying consolidated statements of income, and totaled $3.2 million and $3.0 million for the nine months ended September 30, 2009 and 2008, respectively.
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
The expense related to share options included in the determination of net income for the nine months ended September 30, 2009 and 2008 was $505 thousand and $334 thousand, respectively. The following assumptions were used in applying the Black-Scholes option pricing model at the grant dates: risk-free interest rate of 2.6% to 2.8% and 3.2% to 3.5% for the nine months ended September 30, 2009 and 2008, respectively, dividend yield of 6.5% to 6.6% and 6.7% for the nine months ended September 30, 2009 and 2008, respectively, volatility factors in the expected market price of the Company’s common shares of 31.4% to 37.5% and 23.2% for the nine months ended September 30, 2009 and 2008, respectively, no expected forfeitures and an expected life of eight years. The Company uses historical data to estimate the expected life of the option and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Additionally, expected volatility is computed based on the average historical volatility of the Company’s publicly traded shares.
Nonvested Shares Issued to Employees
The Company grants nonvested shares to employees pursuant to both the Annual Incentive Program and the Long-Term Incentive Plan. The Company amortizes the expense related to the nonvested shares awarded to employees under the Long-Term Incentive Plan and the premium awarded under the nonvested share alternative of the Annual Incentive Program on a straight-line basis over the future vesting period (three to five years). Total expense recognized related to all nonvested shares was $2.5 million and $2.4 million for the nine months ended September 30, 2009 and 2008.
Shares Issued to Non-Employee Trustees
Prior to 2009, the Company issued shares to non-employee Trustees for payment of their annual retainers. These shares vested immediately but could not be sold for a period of one year from the grant date. This expense was amortized by the Company on a straight-line basis over the year of service by the non-employee Trustees. Total expense recognized related to shares issued to non-employee Trustees was $111 thousand and $257 thousand for the nine months ended September 30, 2009 and 2008, respectively.
Restricted Share Units Issued to Non-Employee Trustees
In 2009, the Company issued restricted share units to non-employee Trustees for payment of their annual retainers. The fair value of the share units granted was based on the share price at the date of grant. The share units vest upon the earlier of the day preceding the next annual meeting of shareholders or a change of control. The settlement date for the shares is selected by the non-employee trustee, and ranges from three years from the grant date to upon termination of service. This expense was amortized by the Company on a straight-line basis over the year of service by the non-employee Trustees. Total expense recognized related to shares issued to non-employee Trustees was $163 thousand for the nine months ended September 30, 2009.
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
As required by the Derivatives and Hedging Topic of the FASB ASC, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting under the Derivatives and Hedging Topic of the FASB ASC.
Reclassifications
Certain reclassifications have been made to the prior period amounts to conform to the current period presentation.
Subsequent Events
The Company evaluated subsequent events through the time of filing these financial statements with the SEC on November 5, 2009.
3. Rental Properties
The following table summarizes the carrying amounts of rental properties as of September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009	December 31, 2008
	(Unaudited)
Buildings and improvements	$1,497,819	$1,452,500
Furniture, fixtures & equipment	63,790	62,090
Land	444,317	434,514

	2,005,926	1,949,104
Accumulated depreciation	(247,425)	(214,078)
Impairment of property carrying value	(32,365)	—

Total	$1,726,136	$1,735,026

Depreciation expense on rental properties was $32.4 million and $29.8 million for the nine months ended September 30, 2009 and 2008, respectively.
4. Impairment Charge
The Company’s entertainment retail center in White Plains, New York, held in a consolidated joint venture, was acquired with mortgage financing that had a loan to fair value ratio of more than 70% at the time of the Company’s acquisition of its interests in May 2007. The loan is personally guaranteed by the principals of our minority partner, one of which is the same individual that is either personally, or through his related interests, in default on several other obligations to the Company (see Note 5 below). The debt on this center is due in October 2010, and absent any improvement in the performance of the asset, the lender will likely require additional credit support and fees to extend the loan. Any such extension would also require the cooperation of the partners in the joint venture. Without a resolution of our disputes with the principals of our minority partner, there can be no assurance that the Company and the minority partner will cooperate. Given that the debt is currently non-recourse to the Company, the Company may elect not to further support the joint venture, which may include a decision to surrender the property at the loan’s maturity. Accordingly, the Company performed an impairment assessment of this asset at September 30, 2009. It was determined that the carrying value of the asset exceeded the estimated fair value by $35.8 million, and an impairment charge was recorded at September 30, 2009 for this amount, which was comprised of $32.4 million related to real estate investment and $3.4 million related to in-place leases. Management determined the fair value of the asset taking into account various factors, including an independent appraisal prepared as of September 30, 2009 which indicated a value of $118.0 million. In accordance with the FASB ASC Topic on Consolidation and the Company’s policy for allocation of income and loss for this joint venture, a loss of $15.1 million related to the impairment charge was allocated to the noncontrolling interest related to this venture. The noncontrolling interest related to White Plains was a deficit balance of $8.0 million at September 30, 2009 which is recorded as a component of shareholders’ equity.
5. Investments in Mortgage Notes and Notes Receivable
Concord Resorts
On August 20, 2008, a wholly-owned subsidiary of the Company provided a secured first mortgage loan of $225.0 million to Concord Resorts, LLC (Concord Resorts), an entity controlled by Louis Cappelli, related to a planned casino and resort development in Sullivan County, New York. The Company’s investment is secured by a first mortgage on the resort complex real estate totaling 1,584 acres. In addition, the Company has a second mortgage on the remaining 139 acres of the casino related real estate and the loan is personally guaranteed by Louis Cappelli. The Company has certain rights to convert its mortgage interest into fee ownership as the project is further developed. The net carrying value of this mortgage note receivable at September 30, 2009 was $133.2 million which was funded under the original $225.0 million secured first mortgage commitment.
Due to the economic downturn, certain other lenders on the development have either reduced their commitments or withdrawn from the project. The planned initial phase of the casino and resort development has been downsized from an estimated $1 billion to an estimated $600 million and Mr. Cappelli is attempting to secure the necessary financing. The New York legislature has passed legislation authorizing the benefits of a special reduced tax rate on gaming receipts in Sullivan County, New York if at least $600 million is invested and 1,000 new jobs are created. As a result of these issues, the development project has been slowed, and there can be no assurance that Mr. Cappelli will obtain the financing necessary to complete the project. Due to these challenges, Concord Resorts has ceased making interest payments to the Company as contractually obligated under the loan agreement. The Company has evaluated its mortgage note receivable for impairment and has determined it is impaired due to the inability of the borrower to meet its contractual obligations per the agreement. The Company’s accounting policy is to recognize interest income on impaired loans on a cash basis. Accrual interest income recognition for book purposes was ceased on January 1, 2009 and therefore no interest income has been recorded during the nine months ended September 30, 2009. Interest income recognized on this mortgage note receivable for the nine months ended September 30, 2008 was $1.6 million. Management of the Company determined that no loan loss reserve was necessary for this note taking into account an independent appraisal as of April 30, 2009 of the primary collateral, 1,584 acres of land, which indicated a value in excess of the loan balance.
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

Toronto Dundas Square Project
During the nine months ended September 30, 2009, a wholly-owned subsidiary of the Company invested an additional $5.1 million Canadian (CAD) ($4.6 million U.S.) bringing the total investment to CAD $130.6 million ($122.0 million U.S.) in the mortgage note receivable from Metropolis Limited Partnership (the Partnership) related to the construction of the Toronto Dundas Square Project, a 13 level entertainment retail center in downtown Toronto that was completed in May 2008 for a total cost of approximately CAD $330 million. Additionally, as of September 30, 2009, the Company had posted irrevocable stand-by letters of credit related to this project totaling $4.0 million U.S. which are expected to be cancelled or drawn upon during 2009. The loan is denominated in Canadian dollars and is secured by a second mortgage on the Toronto Dundas Square Project.
A group of banks (the bank syndicate) has provided first mortgage construction financing to the Partnership totaling approximately CAD $119.0 million ($111.1 million U.S.) as of September 30, 2009. In April 2009, the bank syndicate and the Company elected to pursue a receivership after it became apparent that a restructuring of the existing equity interests was no longer possible. On April 27, 2009, the court appointed a receiver who is overseeing the sale of the property. As a result of this process, the Company could become the owner of the property. The Company is currently negotiating a refinancing of the first mortgage should it become the owner of the property. While there can be no assurance that the Company will successfully obtain the first mortgage refinancing, based on preliminary negotiations, the Company currently estimates a new first mortgage loan would provide proceeds of CAD $100 million. If the Company becomes the owner through the sale process, the Company expects to consolidate the financial results of the property subsequent to the purchase.
The Company has evaluated this mortgage note receivable for impairment. Because repayment of the mortgage note receivable did not meet the contractual terms of the agreement, the Company has determined the loan is impaired and has ceased accruing interest income as of January 1, 2009 on the loan for book purposes. Accordingly, no interest income was recognized for the nine months ended September 30, 2009 and no interest income will be recognized in future periods. Interest income recognized on this loan for the nine months ended September 30, 2008 was CAD $13.3 million ($13.0 million U.S.). Furthermore, management of the Company reviewed the fair value of the property at September 30, 2009, taking into account various factors including an independent appraisal completed in September, 2009 and determined a provision for loan loss of CAD $37.6 million ($34.8 million U.S.) was necessary. Therefore, the net carrying value of this mortgage note receivable at September 30, 2009 was CAD $93.0 million ($86.9 million U.S.).
Cappelli Related Notes
The Company also has two $10 million notes receivable that were due on February 28, 2009 and March 1, 2009, respectively. The notes bear interest at 10%. Neither note was repaid at maturity. One of the notes is due from the Company’s minority joint venture partner in New Roc, an entertainment retail center in New Rochelle, New York, and this note is secured by such partner’s interest. The minority joint venture partner is an entity controlled by Louis Cappelli and Louis Cappelli has also personally guaranteed the loan. The other note is due from Louis Cappelli personally and in conjunction with this note, the Company received an option to purchase 50% of Louis Cappelli’s interest (or Louis Cappelli’s related interests) in three other projects.
The Company has evaluated these two notes receivable for impairment, and has determined that they are impaired due to the inability of the borrower to meet its contractual obligations per the original agreements. Accordingly, accrual interest income recognition was ceased on January 1, 2009.

Interest income of $833 thousand has been recorded during the nine months ended September 30, 2009 which represents payments received by the Company prior to July 1, 2009. No interest payments related to these two notes receivable were received by the Company for the three months ended September 30, 2009. Interest income recognized on these loans for the three and nine months ended September 30, 2008 was $506 thousand and $1.3 million, respectively. Management of the Company has evaluated the fair value of the underlying collateral of the notes and has concluded that a loan loss reserve of $18.0 million was necessary at September 30, 2009.
Additionally, the Company has a $10 million note receivable that is due May 8, 2017 and bears interest at 10%. The note is due from the Company’s minority joint venture partner in City Center at White Plains, an entertainment retail center in White Plains, New York, and the note is secured by such partner’s interest. The minority joint venture partner is an entity controlled by Louis Cappelli and another individual, and each personally guarantees the loan.
No interest payments were received by the Company on this note receivable for the three months ended September 30, 2009. The Company evaluated this note receivable for impairment and determined that it is impaired due to the inability of the borrower to meet its contractual obligations per the original agreement. Accordingly, accrual interest income recognition was ceased on July 1, 2009. Interest income of $500 thousand has been recorded during the nine months ended September 30, 2009 which represents payments received by the Company prior to July 1, 2009. Interest income recognized on this loan for the three and nine months ended September 30, 2008 was $256 thousand and $760 thousand, respectively. Management of the Company has evaluated the fair value of the underlying collateral of the note and has concluded that a loan loss reserve of $10.0 million was necessary at September 30, 2009.
Other Mortgage Notes and Notes Receivable
On January 26, 2009, a wholly-owned subsidiary of the Company entered into a credit agreement with Rb Wine Associates, LLC to provide a $2.0 million revolving credit facility that matures on January 1, 2010. This note is secured by certain pledge agreements and other collateral. Interest accrues on the outstanding principal balance at an annual rate of 15%. Interest is payable monthly at an annual rate of 9.25% and the remaining accrued but unpaid interest and principal is due at maturity. During the nine months ended September 30, 2009, the Company advanced $1.4 million under this credit facility.
On February 20, 2009, a wholly-owned subsidiary of the Company entered into a $3.0 million promissory note with Sapphire Wines LLC. The note bears interest at 15% and it matured on November 1, 2009. This note is secured by certain pledge agreements and other collateral. Because interest and principal payments are not being received per the contractual terms of the agreement, this note is considered impaired and is included in the $11.8 million of impaired notes receivable discussed further below.
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

During the nine months ended September 30, 2009, the Company advanced $29.0 million under its secured mortgage loan agreements with SVV I, LLC and an affiliate of SVV I, LLC (together SVVI) for the development of a water-park anchored entertainment village in Kansas City, Kansas, the first phase of which opened in July 2009. On May 6, 2009, the Company reduced its commitment on this project from $175.0 million to $163.5 million and added to its collateral position by placing a mortgage on the two other water-parks, located in New Braunfels and South Padre Island, Texas, owned and operated by the entities controlled by the principals of SVVI. The mortgage note on the property in Kansas City, Kansas and the mortgage note on the Texas properties have cross-default and cross-collateral provisions. Pursuant to the mortgage on the Texas properties, only a seasonal line of credit secured by the Texas parks totaling not more than $5.0 million at any time ranks superior to the Company’s collateral position. Furthermore, the interest rates increased from LIBOR plus 3.5% points to 7% on July 4, 2009, and the loans were extended from September 30, 2012 to May 1, 2019. Interest income will continue to be recognized on the accrual basis. SVVI is required to fund a debt service reserve for off-season fixed payments (those due from September to May). The reserve is to be funded by equal monthly installments during the months of June, July and August. The Company also will receive a percentage of revenue from all three parks after certain threshold levels are achieved that may increase the return on the Company’s invested capital from 7% to as high as 10%. Through September 30, 2009, the Company has funded approximately $163.3 million on the mortgage notes.
Additionally, the Company has three notes receivable totaling $11.8 million at September 30, 2009 that are impaired due to the inability of the borrowers to meet their contractual obligations per the original agreements. Accordingly, accrual interest income recognition for these notes was ceased on January 1, 2009. Interest income of $234 thousand and $597 thousand, respectively has been recorded during the three and nine months ended September 30, 2009 which represents payments received by the Company. Interest income recognized on these loans for the three and nine months ended September 30, 2008 was $200 thousand and $601 thousand, respectively. Management of the Company has evaluated the fair value of the underlying collateral of the notes and has concluded that a loan loss reserve of $3.0 million was necessary at September 30, 2009.
The following summarizes the activity within the allowance for loan losses for the nine months ended September 30, 2009 (in thousands):

2009
Allowance for loan losses at January 1	$—
Provision for loan losses	65,757
Charge-offs	—
Recoveries	—
Impact of foreign currency translation on ending balance	361

Allowance for loan losses at September 30	$66,118

There was no allowance for loan losses for the nine months ended September 30, 2008.

The following table summarizes the carrying amounts of mortgage notes and related accrued interest receivable, net at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Mortgage notes and related accrued interest receivable	$553,187	$508,506
Less: allowance for loan losses	(35,118)	—

Mortgage notes and related accrued interest receivable, net	$518,069	$508,506

The following table summarizes the carrying amounts of notes and related accrued interest receivable, net at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Notes and related accrued interest receivable	$43,395	$40,338
Less: allowance for loan losses	(31,000)	—

Notes and related accrued interest receivable, net	$12,395	$40,338

6. Unconsolidated Real Estate Joint Ventures
At September 30, 2009, the Company had a 21.7% and 21.8% investment interest in two unconsolidated real estate joint ventures, Atlantic-EPR I and Atlantic-EPR II, respectively. The Company accounts for its investment in these joint ventures under the equity method of accounting.
The Company recognized income of $421 and $400 (in thousands) from its investment in the Atlantic-EPR I joint venture during the first nine months of 2009 and 2008, respectively. The Company also received distributions from Atlantic-EPR I of $465 and $449 (in thousands) during the first nine months of 2009 and 2008, respectively. Unaudited condensed financial information for Atlantic-EPR I is as follows as of and for the nine months ended September 30, 2009 and 2008 (in thousands):

	2009	2008
Rental properties, net	$27,474	28,118
Cash	141	510
Long-term debt (due May 2010)	15,109	15,515
Partners’ equity	12,412	12,646
Rental revenue	3,324	3,302
Net income	1,825	1,793
The Company recognized income of $252 and $242 (in thousands) from its investment in the Atlantic-EPR II joint venture during the first nine months of 2009 and 2008, respectively. The Company also received distributions from Atlantic-EPR II of $279 and $272 (in thousands) during the first nine months of 2009 and 2008, respectively. Unaudited condensed financial information for Atlantic-EPR II is as follows as of and for the nine months ended September 30, 2009 and 2008 (in thousands):

	2009	2008
Rental properties, net	$21,613	22,074
Cash	157	100
Long-term debt (due September 2013)	13,035	13,360
Note payable to Entertainment Properties Trust	117	117
Partners’ equity	8,351	8,496
Rental revenue	2,154	2,083
Net income	1,013	997
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
On April 2, 2008, the Company acquired, through a wholly-owned subsidiary, the remaining 50% ownership interest in CS Fund I and CS Fund I became a wholly-owned subsidiary. Prior to the date of this acquisition, CS Fund I was accounted for as an unconsolidated real estate joint venture. During the first nine months of 2008, the Company recognized income of $1.1 million and received distributions of $1.3 million related to this investment.
7. Amendment and Restatement of Revolving Credit Facility
On June 30, 2009, the Company amended and restated its unsecured revolving credit facility (the facility). The size of the facility decreased from $235 million to $215 million and includes an accordion feature in which the facility can be increased to up to $300 million subject to certain conditions, including lender consent. The facility continues to be supported by a borrowing base of assets, and is now secured by a pledge of the equity of each entity that holds a borrowing base asset. The facility bears interest at a floating rate equal to LIBOR (subject to a 2% floor) plus 3.5%. Alternatively, the Company can elect to have interest accrue at the base rate plus 3.5%. The base rate is defined as the greater of the prime rate, the federal funds rate plus 0.5%, or the then current 30-day LIBOR (subject to a 2% floor). The facility has a term expiring October 26, 2011 with a one year extension available at the Company’s option, subject to certain terms and conditions including the payment of an extension fee. As a result of this amendment and restatement, the Company expensed certain unamortized financing costs, totaling approximately $117 thousand, in the second quarter of 2009.
The facility also requires the Company to grant mortgage liens on the underlying borrowing base properties if the ratio of its consolidated debt to the value of its consolidated assets exceeds specified thresholds. As of September 30, 2009, this ratio was below the specified thresholds and the Company has not granted any mortgage liens on the underlying borrowing base properties. The financial covenant relating to minimum liquidity now requires the Company to maintain “excess availability” under the facility for the 90-day period preceding the maturity date of a loan related to development of a planned casino and resort in Sullivan County, New York, in an amount equal to at least the unpaid balance of such loan. This loan had an unpaid balance of $56.3 million as of September 30, 2009.

8. Mortgage Notes Payable
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
9. Derivative Instruments
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
At September 30, 2009, the Company had nine interest rate swaps outstanding that were designated as cash flow hedges of interest rate risk and had a combined outstanding notional amount of $204.5 million.
The effective portion of changes in the fair value of interest rate derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the nine months ending September 30, 2009, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness on cash flow hedges was recognized during the nine months ending September 30, 2009.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of September 30, 2009, the Company estimates that during the twelve months ending September 30, 2010, $6.7 million will be reclassified from accumulated other comprehensive income to interest expense.

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
At September 30, 2009, the Company’s cross-currency swap had a fixed notional value of $76.0 million CAD and $71.5 million U.S. The net effect of this swap is to lock in an exchange rate of $1.05 CAD per U.S. dollar on approximately $13 million of annual CAD denominated cash flows. The effective portion of changes in the fair value of foreign currency derivatives designated and that qualify as cash flow hedges of foreign exchange risk is recorded in accumulated other comprehensive income and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative, as well as amounts excluded from the assessment of hedge effectiveness, is recognized directly in earnings. No hedge ineffectiveness on foreign currency derivatives has been recognized for the nine months ended September 30, 2009.
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
For foreign currency derivatives designated as net investment hedges, the effective portion of changes in the fair value of the derivatives are reported in accumulated other comprehensive income as part of the cumulative translation adjustment. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness on net investment hedges has been recognized for the nine months ended September 30, 2009. Amounts are reclassified out of accumulated other comprehensive income into earnings when the hedged net investment is either sold or substantially liquidated.
See Note 10 for disclosures relating to the fair value of the Company’s derivative instruments. Below is a summary of the effect of derivative instruments on the consolidated statement of income for the nine months ended September 30, 2009:

Effect of Derivative Instruments on the Consolidated Statement of Income
for the nine months ended September 30, 2009
(Unaudited, dollars in thousands)

	Amount of Gain	Amount of Income		Amount of Gain
	or (Loss) Recognized	or (Expense) Reclassified		or (Loss) Recognized
	in AOCI on	from AOCI		in Earnings
	Derivative	into Earnings		on Derivative
Description	(Effective Portion)	(Effective Portion)		(Ineffective Portion)
Interest Rate Swaps	$3,921	$(5,273	)*	$—

Cross Currency Swaps	(6,204)	875	**	—

Currency Forward Agreements	(4,741)	—		—

Total	$(7,024)	$(4,398)		$—

*	Included in “Interest expense” in accompanying consolidated statements of income.

**	Included in “Other income” in the accompanying consolidated statements of income.
Credit-risk-related Contingent Features
The Company has agreements with each of its interest rate derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its interest rate derivative obligations.
As of September 30, 2009, the fair value of derivatives in a liability position related to these agreements was $11.6 million. If the Company breached any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the agreements at their termination value of $12.4 million.
10. Fair Value Disclosures
The FASB ASC Topic on Fair Value Measurements (Topic 820) defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It applies to reported balances that are required or permitted to be measured at fair value and does not require any new fair value measurements of reported balances. Topic 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, Topic 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).
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
Derivative Financial Instruments
The Company uses interest rate swaps, foreign currency forwards and cross currency swaps to manage its interest rate and foreign currency risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments. The variable cash payments are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. To comply with the provisions of Topic 820, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives also utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of September 30, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are significant to the overall valuation of its currency forward agreements, cross currency swaps and five of its interest rate swaps and therefore, has classified these derivatives as Level 3 within the fair value reporting hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall and by derivative type.
Liabilities Measured at Fair Value on a Recurring Basis at September 30, 2009
(Unaudited, dollars in thousands)

	Quoted Prices in	Significant
	Active Markets	Other	Significant	Balance at
	for Identical	Observable	Unobservable	September 30,
Description	Assets (Level I)	Inputs (Level 2)	Inputs (Level 3)	2009
Interest Rate Swaps*	$—	$(3,155)	$(8,487)	$(11,642)

Cross Currency Swaps**	$—	$—	$1,428	$1,428

Currency Forward Agreements**	$—	$—	$3,331	$3,331

*	Included in “Accounts payable and accrued liabilities” in the accompanying consolidated balance sheet.

**	Included in “Other Assets” in the accompanying consolidated balance sheet.
The table below presents a reconciliation of the Company’s beginning and ending balances of liabilities having fair value measurements based on significant unobservable inputs (Level 3) for the nine months ended September 30, 2009.

Level 3 Fair Value Measurements for the Nine Months Ended September 30, 2009
(Unaudited, dollars in thousands)

	Beginning			Gains	Gains		Ending
	Balance as of	Transfers	Transfers	(Losses)	(Losses)		Balance as of
	December 31,	into	out of	Included	Included	Total Gains	September 30,
Description	2008	Level 3	Level 3	in Income	in OCI	(Losses)	2009
Interest Rate Swaps	—	$(15,564)	$2,114	—	$4,963	$4,963	$(8,487)

Cross Currency Swaps	—	5,474	—	—	$(4,046)	$(4,046)	$1,428

Currency Forward Agreements	—	14,059	—	—	$(10,728)	$(10,728)	$3,331
Non-recurring fair value measurements
The table below presents the Company’s assets measured at fair value on a non-recurring basis as of September 30, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.
Assets Measured at Fair Value on a Non-Recurring Basis at September 30, 2009
(Unaudited, dollars in thousands)

	Quoted Prices in	Significant
	Active Markets	Other	Significant	Balance at
	for Identical	Observable	Unobservable	September 30,
Description	Assets (Level I)	Inputs (Level 2)	Inputs (Level 3)	2009
Rental properties, net	$—	$—	$118,000	$118,000

Mortgage notes and related accrued interest receivable, net	$—	$—	$86,878	$86,878

Notes and related accrued interest receivable, net	$—	$—	$7,073	$7,073
During the three months ended September 30, 2009, the Company recognized a nonrecurring non-cash impairment charge of $35.8 million relating to adjustment to a property carrying value. Management of the Company estimated the fair value of the property taking into account an independent appraisal completed in October 2009. Based on this input, the Company determined that its valuation of this investment was classified within Level 3 of the fair value hierarchy.
During the three months ended September 30, 2009, the Company measured one mortgage note receivable at fair value as a result of the establishment of the allowance for loan losses as further discussed in Note 5. Management estimated the fair value of the underlying collateral for this note and the Company determined that its valuation of this investment was classified within Level 3 of the fair value hierarchy. Additionally, the Company measured five notes receivable at fair value as a result of the establishment of the allowance for loan losses as further discussed in Note 5. Management estimated the fair value of the underlying collateral for these notes and the Company determined that its valuation of these investments was classified within Level 3 of the fair value hierarchy.
11. Fair Value of Financial Instruments
Management compares the carrying value and the estimated fair value of the Company’s financial instruments. The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instruments at September 30, 2009:
Mortgage notes and related accrued interest receivable, net:
The fair value of the Company’s mortgage notes and related accrued interest receivable as of September 30, 2009 is estimated by discounting the future cash flows of each instrument using current market rates. At September 30, 2009, the Company had a carrying value of $518.1 million in fixed rate mortgage notes receivable outstanding, including related accrued interest and net of loan loss reserve, with a weighted average interest rate of approximately 10.05%. The fixed rate mortgage notes bear interest at rates of 7.00% to 15.00%. Discounting the future cash flows for fixed rate mortgage notes receivable using an estimated weighted average market rate of 10.67%, management estimates the fixed rate mortgage notes receivable’s fair value to be approximately $510.1 million at September 30, 2009.
Investment in a direct financing lease, net:
The fair value of the Company’s investment in a direct financing lease as of September 30, 2009 is estimated by discounting the future cash flows of the instrument using current market rates. At September 30, 2009, the Company had an investment in a direct financing lease with a carrying value of $168.9 million and a weighted average effective interest rate of 12.01%. The investment in direct financing lease bears interest at effective interest rates of 11.90% to 12.40%. The carrying value of the investment in a direct financing lease approximates the fair market value at September 30, 2009.
Cash and cash equivalents, restricted cash:
Due to the highly liquid nature of our short term investments, the carrying values of our cash and cash equivalents and restricted cash approximate the fair market values.
Accounts receivable, net:
The carrying values of accounts receivable approximate the fair market value at September 30, 2009.
Notes and related accrued interest receivable, net:
The fair value of the Company’s notes and related accrued interest receivable as of September 30, 2009 is estimated by discounting the future cash flows of each instrument using current market rates. At September 30, 2009, the Company had a carrying value of $12.4 million in fixed rate notes receivable outstanding, including related accrued interest and net of loan loss reserve, with a weighted average interest rate of approximately 11.11%. The fixed rate notes bear interest at rates of 6.33% to 15.00%. Discounting the future cash flows for fixed rate notes receivable using an estimated market rate of 10.16%, management estimates the fixed rate notes receivable’s fair value to be approximately $12.1 million at September 30, 2009.

Derivative instruments:
Derivative instruments are carried at their fair market value.
Debt instruments:
The fair value of the Company’s debt as of September 30, 2009 is estimated by discounting the future cash flows of each instrument using current market rates. At September 30, 2009, the Company had a carrying value of $352.0 million in variable rate debt outstanding with an average weighted interest rate of approximately 5.38%. Discounting the future cash flows for variable rate debt using an estimated market rate of 5.44%, management estimates the variable rate debt’s fair value to be approximately $345.2 million at September 30, 2009. As described in Note 9, $204.5 million of variable rate debt outstanding at September 30, 2009 has been converted to a fixed rate by interest rate swap agreements.
At September 30, 2009, the Company had a carrying value of $832.1 million in fixed rate long-term debt outstanding with an average weighted interest rate of approximately 6.01%. Discounting the future cash flows for fixed rate debt using an estimated market rate of 5.71%, management estimates the fixed rate debt’s fair value to be approximately $835.0 million at September 30, 2009.
Accounts payable and accrued liabilities:
The carrying value of accounts payable and accrued liabilities approximates fair value due to the short term maturities of these amounts.
Common and preferred dividends payable:
The carrying values of common and preferred dividends payable approximate fair value due to the short term maturities of these amounts.
12. Earnings Per Share
The following table summarizes the Company’s common shares used for computation of basic and diluted earnings per share for the three and nine months ended September 30, 2009 and 2008 (unaudited, amounts in thousands except per share information):

	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009
	Income	Shares	Per Share	Income	Shares	Per Share
	(numerator)	(denominator)	Amount	(numerator)	(denominator)	Amount
Basic earnings:
Loss from continuing operations	$(75,362)	35,445	$(2.13)	$(25,271)	34,937	$(0.72)
Add: net loss attributable to noncontrolling interests	16,071	—	0.45	19,014	—	0.54

Loss from continuing operations attributable to Entertainment Properties Trust	(59,291)	—	(1.68)	(6,257)	—	(0.18)
Preferred dividend requirements	(7,552)	—	(0.21)	(22,655)	—	(0.65)

Loss from continuing operations available to common shareholders of Entertainment Properties Trust	$(66,843)	35,445	$(1.89)	$(28,912)	34,937	$(0.83)

	Three Months Ended September 30, 2008			Nine Months Ended September 30, 2008
	Income	Shares	Per Share	Income	Shares	Per Share
	(numerator)	(denominator)	Amount	(numerator)	(denominator)	Amount
Basic earnings:
Income from continuing operations	$35,570	32,033	1.11	$93,024	30,252	3.07
Add: net loss attributable to noncontrolling interests	488	—	0.02	1,474	—	0.05

Income from continuing operations attributable to Entertainment Properties Trust	$36,058	—	1.13	$94,498	—	3.12
Preferred dividend requirements	(7,552)	—	(0.24)	(20,714)	—	(0.68)

Income from continuing operations available to common shareholders of Entertainment Properties Trust	28,506	32,033	0.89	73,784	30,252	2.44
Effect of dilutive securities:
Share options	—	332	(0.01)	—	313	(0.03)

Diluted earnings: Income from continuing operations attributable to Entertainment Properties Trust	$28,506	32,365	$0.88	$73,784	30,565	$2.41

Income from continuing operations available to common shareholders of Entertainment Properties Trust	$28,506	32,033	$0.89	$73,784	30,252	$2.44
Income from discontinued operations	—	—	—	92	—	—

Income available to common shareholders of Entertainment Properties Trust	$28,506	32,033	$0.89	$73,876	30,252	$2.44
Effect of dilutive securities:
Share options	—	332	(0.01)	—	313	(0.02)

Diluted earnings attributable to
Entertainment Properties Trust	$28,506	32,365	$0.88	$73,876	30,565	$2.42

The dilutive effect of potential common shares from the exercise of share options is included in diluted earnings per share except in those periods with a loss from continuing operations.
The additional 1.9 million common shares that would result from the conversion of the Company’s 5.75% Series C cumulative convertible preferred shares and the additional 1.6 million common shares that would result from the conversion of the Company’s 9.0% Series E cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2009 and 2008 because the effect is anti-dilutive.
The Company’s nonvested share awards are considered participating securities and are included in the calculation of earnings per share under the two-class method as required by the Earnings Per Share Topic of the FASB ASC. Prior-period earnings per share data was computed using the treasury stock method and has been adjusted retrospectively, which lowered basic and diluted earnings per share by $0.01 for the three months ended September 30, 2008 and lowered basic earnings per share by $0.03 and diluted earnings per share by $0.02 for the nine months ended September 30, 2008.
During the second quarter of 2009, the Company issued 20,508 restricted share units to its non-employee trustees. The restricted share units are entitled to receive dividend payments from the date of grant and are therefore considered participating securities under the two-class method. As such, the weighted average shares used in the computation of basic earnings per share include the nonvested restricted share units.
13. Equity Incentive Plans
All grants of common shares and options to purchase common shares were issued under the 1997 Share Incentive Plan prior to May 9, 2007, and under the 2007 Equity Incentive Plan on and after May 9, 2007. Under the 2007 Equity Incentive Plan, an aggregate of 1,950,000 common shares, options to purchase common shares and restricted share units, subject to adjustment in the event of certain capital events, may be granted. At September 30, 2009, there were 1,059,818 shares available for grant under the 2007 Equity Incentive Plan.
Share Options
Share options granted under both the 1997 Share Incentive Plan and the 2007 Equity Incentive Plan have exercise prices equal to the fair market value of a common share at the date of grant. The options may be granted for any reasonable term, not to exceed 10 years, and for employees typically become exercisable at a rate of 20% per year over a five–year period, however, this was reduced to a rate of 25% per year over a four year period for options granted in the first quarter of 2009. For non-employee Trustees, share options are vested upon issuance, however, the share options may not be exercised for a one year period subsequent to the grant date. The Company generally issues new common shares upon option exercise. A summary of the Company’s share option activity and related information is as follows:

					Weighted
	Number of	Option Price			Average
	Shares	Per Share			Exercise Price
Outstanding at December 31, 2008	911,117	$14.00	-	$65.50	$34.07
Exercised	—	—	-	—	—
Granted	422,093	18.18	-	19.41	18.36
Forfeited	(23,994)	18.18	-	60.03	32.73

Outstanding at September 30, 2009	1,309,216	14.00	-	65.50	29.03

The weighted average fair value of options granted was $2.68 and $4.31 during the nine months ended September 30, 2009 and 2008, respectively. During the nine months ended September 30, 2009, there were no stock options exercised. At September 30, 2009 and December 31, 2008, stock-option expense to be recognized in future periods was $1.6 million and $1.0 million, respectively.

The following table summarizes outstanding options at September 30, 2009:

Exercise	Options	Weighted avg.	Weighted avg.	Aggregate intrinsic
price range	outstanding	life remaining	exercise price	value (in thousands)
$14.00 - 19.99	609,167	6.7
20.00 - 29.99	251,127	3.2
30.00 - 39.99	79,267	4.5
40.00 - 49.99	254,768	6.8
50.00 - 59.99	10,000	8.6
60.00 - 65.50	104,887	7.3

	1,309,216	6.0	$29.03	$11,844

The following table summarizes exercisable options at September 30, 2009:

Exercise	Options	Weighted avg.	Weighted avg.	Aggregate intrinsic
price range	outstanding	life remaining	exercise price	value (in thousands)
$14.00 - 19.99	203,937	1.5
20.00 - 29.99	264,127	3.2
30.00 - 39.99	82,222	4.5
40.00 - 49.99	122,174	6.4
50.00 - 59.99	10,000	8.6
60.00 - 65.50	48,785	7.4

	731,245	3.8	$29.43	$6,430

Nonvested Shares
A summary of the Company’s nonvested share activity and related information is as follows:

		Weighted	Weighted
		Average	Average
	Number of	Grant Date	Life
	Shares	Fair Value	Remaining
Outstanding at December 31, 2008	282,328	$52.18
Granted	218,797	18.18
Vested	(96,309)	50.61
Forfeited	(4,175)	33.29

Outstanding at September 30, 2009	400,641	34.19	1.30

The holders of nonvested shares have voting rights and receive dividends from the date of grant. These shares vest ratably over a period of three to five years. The fair value of the nonvested shares that vested during the nine months ended September 30, 2009 and September 30, 2008 was $2.8 million and $3.6 million, respectively. At September 30, 2009 and December 31, 2008, unamortized share-based compensation expense related to nonvested shares was $6.9 million and $8.0 million, respectively.
Restricted Share Units
A summary of the Company’s restricted share unit activity and related information is as follows:

		Weighted	Weighted
		Average	Average
	Number of	Grant Date	Life
	Shares	Fair Value	Remaining
Outstanding at December 31, 2008	—	$—
Granted	20,508	19.02
Vested	—	—

Outstanding at September 30, 2009	20,508	19.02	0.61

The holders of restricted share units have voting rights and receive dividends from the date of grant. The share units vest upon the earlier of the day preceding the next annual meeting of shareholders or a change of control. The settlement date for the shares is selected by the non-employee trustee, and ranges from three years from the grant date to upon termination of service. At September 30, 2009, unamortized share-based compensation expense related to restricted share units was $228 thousand. There was no unamortized share-based compensation expense related to restricted share units at December 31, 2008.
14. Issuances of Common Shares
During January 2009, the Company issued pursuant to a registered public offering 1,551,000 common shares under the direct share purchase component of the Company’s Dividend Reinvestment and Direct Share Purchase Plan. These shares were sold at an average price of $23.86 per share and total net proceeds after expenses were approximately $36.8 million. Additionally, during February 2009, the Company issued pursuant to a registered public offering 339,000 common shares under this plan. These shares were sold at an average price of $22.12 per share and total net proceeds after expenses were approximately $7.5 million.
During August 2009, the Company issued pursuant to a registered public offering 652,000 common shares under the direct share purchase component of the Company’s Dividend Reinvestment and Direct Share Purchase Plan. These shares were sold at an average price of $30.65 per share and total net proceeds after expenses were approximately $19.9 million. Additionally, during September 2009, the Company issued pursuant to a registered public offering 911,000 common shares under this plan. These shares were sold at an average price of $32.92 per share and total net proceeds after expenses were approximately $29.9 million.
15. Discontinued Operations
Included in discontinued operations for the nine months ended September 30, 2008 is a land parcel sold in June of 2008 for $1.1 million. The land parcel was previously leased under a ground lease.

The operating results relating to assets sold are as follows (unaudited, in thousands):

Nine Months Ended
September 30,
2008
Rental revenue	$—
Tenant reimbursements	—
Other income	—

Total revenue	—

Property operating expense	27
Depreciation and amortization	—

Loss before gain on sale of real estate	(27)

Gain on sale of real estate	119

Net income	$92

16. Other Commitments and Contingencies
As of September 30, 2009, the Company had one winemaking and storage facility project under development for which it has agreed to finance the development costs. Through September 30, 2009, the Company has invested approximately $10.1 million in this project for the purchase of land and development in Sonoma County, California, and has commitments to fund approximately $2.4 million of additional improvements. Development costs are advanced by the Company in periodic draws. If the Company determines that construction is not being completed in accordance with the terms of the development agreement, the Company can discontinue funding construction draws. The Company has agreed to lease the facility to the operator at pre-determined rates.
Additionally, as of September 30, 2009, the Company has agreed to finance $5.2 million in development costs for an expansion at one of its existing public charter school properties. Development costs are advanced by the Company in periodic draws. If the Company determines that construction is not being completed in accordance with the terms of the development agreement, the Company can discontinue funding construction draws. The Company has agreed to lease the expansion facility to the operator at pre-determined rates.
The Company has provided a guarantee of the payment of certain economic development revenue bonds related to three theatres in Louisiana for which the Company earns a fee at an annual rate of 1.75% over the 30 year term of the bond. The Company evaluated this guarantee in connection with the provisions of the FASB ASC Topic 450 on Guarantees (Topic 450). Based on certain criteria, Topic 450 requires a guarantor to record an asset and a liability at inception. Accordingly, the Company had recorded $4.0 million as a deferred asset included in accounts receivable and $4.0 million included in other liabilities in the accompanying consolidated balance sheet as of December 31, 2008, which represented management’s best estimate of the fair value of the guarantee at inception which will be realized over the term of the guarantee. During the third quarter of 2009, the outstanding principal amount of the bonds was reduced from $22 million to $14.4 million due to a principal repayment. Accordingly, the Company reduced the asset and liability recorded to reflect the decrease in the outstanding principal balance. The Company has recorded $2.6 million as a deferred asset included in accounts receivable and $2.6 million included in other liabilities in the accompanying consolidated balance sheet as of September 30, 2009. No amounts have been accrued as a loss contingency related to this guarantee because payment by the Company is not probable.
The Company has certain commitments related to its mortgage note investments that it may be required to fund in the future. The Company is generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of September 30, 2009, the Company had four mortgage notes receivable with commitments totaling approximately $20 million. The $20 million excludes any future amounts that may or may not be funded related to the planned casino and resort development discussed in Note 5. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.
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
Overview
Our principal business objective is to be the nation’s leading destination entertainment, entertainment-related, recreation and specialty real estate company by continuing to develop, acquire or finance high- quality properties. As of September 30, 2009, our total assets exceeded $2.5 billion, and included investments in 80 megaplex theatre properties (including four joint venture properties) and various restaurant, retail, entertainment, destination recreational and specialty properties located in 29 states, the District of Columbia and Ontario, Canada. As of September 30, 2009, we had invested approximately $20.6 million in development land and construction in progress and approximately $518.1 million (including accrued interest and net of loan loss reserve) in mortgage financing for entertainment, recreational and specialty properties, including certain such properties under development.
Historically, our primary challenges have been locating suitable properties, negotiating favorable lease or financing terms, and managing our portfolio as we have continued to grow. We believe the knowledge and industry relationships of our management have facilitated opportunities for us to acquire, finance and lease properties. During 2009, as a result of the economic downturn and related challenges in the credit market that have increased our cost of capital, we have tempered our focus on FFO growth, with a greater concern for maintaining adequate liquidity and a strong balance sheet. As a result, our capital spending for the nine months ended September 30, 2009 was much lower than for the same period in 2008 as we focused primarily on funding existing commitments (see

“Liquidity and Capital Resources-Commitments” for more discussion regarding outstanding commitments at September 30, 2009). We expect to continue our focus on liquidity and a strong balance sheet for the remainder of 2009 and into 2010. However, we also believe the steps taken thus far in 2009 position us to consider acquisitions that may present themselves as the economy begins to stabilize, particularly theatre and charter school properties which allow us to utilize our experience to mitigate some of the risks inherent in the current economic environment. Depending on our capital needs, from time to time we may opportunistically access the equity markets and may continue to issue shares under the direct share purchase plan of our Dividend Reinvestment and Direct Share Purchase Plan.
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
Our real estate mortgage portfolio consists of nine mortgage notes. Of the outstanding gross balance of $553.2 million at September 30, 2009, four notes comprise $418.4 million of the balance and the remainder relates to financing provided for ski areas. Two of the four mortgage notes, totaling $163.3 million at September 30, 2009, are secured by a water-park anchored entertainment village in Kansas City, Kansas (the first phase of which opened in July 2009) as well as two other water-parks in Texas. The other two mortgage notes, together totaling $255.1 million at September 30, 2009, relate to the Toronto Dundas Square Project, an entertainment retail center in Ontario, Canada that was completed in May 2008, and a planned casino and resort development in Sullivan County, New York.
As discussed in more detail in “Recent Developments” below, as of September 30, 2009, $255.1 million of mortgage notes and $41.8 million of notes receivable were considered impaired and during the three months ended September 30, 2009, a total of $65.8 million of loan loss provisions were recognized on these notes. In addition, during the three months ended September 30, 2009, we recorded an impairment charge of $35.8 million related to our entertainment retail center in White Plains, New York.
We incur general and administrative expenses including compensation expense for our executive officers and other employees, professional fees and various expenses incurred in the process of identifying, evaluating, acquiring and financing additional properties and mortgage notes. We are self-administered and managed by our Board of Trustees and executive officers. Our primary non-cash expense is the depreciation of our properties. We depreciate buildings and improvements on our properties over a 3 to 40 year period for tax purposes and financial reporting purposes.
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
Consolidation
We consolidate certain entities if we are deemed to be the primary beneficiary in a variable interest entity (“VIE”), as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic on Consolidation (“Topic 810”). The equity method of accounting is applied to entities in which we are not the primary beneficiary as defined in Topic 810, or do not have effective control, but can exercise influence over the entity with respect to its operations and major decisions.
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
Direct financing lease income is recognized on the effective interest method to produce a level yield on funds not yet recovered. Estimated unguaranteed residual values at the date of lease inception represent management’s initial estimates of fair value of the leased assets at the expiration of the lease, not to exceed original cost. Significant assumptions used in estimating residual values include estimated net cash flows over the remaining lease term and expected future real estate values. The estimated unguaranteed residual value is reviewed on an annual basis. We evaluate the collectibility of our direct financing lease receivable to determine whether it is impaired. A direct financing lease receivable is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a direct financing lease receivable is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the direct financing lease receivable’s effective interest rate or to the value of the underlying collateral, less costs to sell, if such receivable is collateralized.
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
We assess the carrying value of our rental properties whenever events or changes in circumstances indicate that the carrying amount of a property may not be recoverable. Certain factors that may occur and indicate that impairments may exist include, but are not limited to: underperformance relative to projected future operating results, tenant difficulties and significant adverse industry or market economic trends. If an indicator of possible impairment exists, a property is evaluated for impairment by comparing the carrying amount of the property to the estimated undiscounted future cash flows expected to be generated by the property. If the carrying amount of a property exceeds its estimated future cash flows on an undiscounted basis, an impairment charge is recognized in the amount by which the carrying amount of the property exceeds the fair value of the property. Management estimates fair value of our rental properties utilizing independent appraisals and based on projected discounted cash flows using a discount rate determined by management to be commensurate with the risk inherent in the Company. During the three months ended September 30, 2009, we recorded an impairment charge related to our entertainment retail center in White Plains, New York. For further detail, see Note 4 to the consolidated financial statements in this Quarterly Report on Form 10-Q.
Real Estate Acquisitions
Upon acquisitions of real estate properties, we record the fair value of acquired tangible assets (consisting of land, building, tenant improvements, and furniture, fixtures and equipment) and identified intangible assets and liabilities (consisting of above and below market leases, in-place leases, tenant relationships and assumed financing that is determined to be above or below market terms) as well as any noncontrolling interest in accordance with FASB ASC Topic 805 on Business Combinations (“Topic 805”). In addition, in accordance with Topic 805, acquisition-related costs are expensed as incurred, rather than capitalized.
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

Mortgage Notes and Other Notes Receivable
Mortgage notes and other notes receivable, including related accrued interest receivable, consist of loans that we originated and the related accrued and unpaid interest income as of the balance sheet date. Mortgage notes and other notes receivable are initially recorded at the amount advanced to the borrower and we defer certain loan origination and commitment fees, net of certain origination costs, and amortize them over the term of the related loan. Interest income on performing loans is accrued as earned. We evaluate the collectibility of both interest and principal for each loan to determine whether it is impaired. A loan is considered to be impaired when, based on current information and events, we determine it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a loan is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the loan’s effective interest rate or to the fair value of the underlying collateral, less costs to sell, if the loan is collateralized. For impaired loans, interest income is recognized on a cash basis, unless we determine based on the loan to estimated fair value ratio the loan should be on the cost recovery method, and any cash payments received would then be reflected as a reduction of principal. Interest income recognition is recommenced when the impaired loan becomes contractually current and performance is demonstrated to be resumed. We determined certain of our mortgage and other notes receivable were impaired at September 30, 2009 and, based on a review of the underlying collateral, we recorded a provision for loan losses of $65.8 million for the first nine months of 2009. For further detail, see Note 5 to the consolidated financial statements in this Quarterly Report on Form 10-Q.
Recent Developments
Amendment and Restatement of Revolving Credit Facility
On June 30, 2009, we amended and restated our unsecured revolving credit facility (“the facility”). The size of the facility decreased from $235 million to $215 million and includes an accordion feature in which the facility can be increased to up to $300 million subject to certain conditions, including lender consent. The facility continues to be supported by a borrowing base of assets, and is now secured by a pledge of the equity of each entity that holds a borrowing base asset. The facility bears interest at a floating rate equal to LIBOR (subject to a 2% floor) plus 3.5%. Alternatively, we can elect to have interest accrue at the base rate plus 3.5%. The base rate is defined as the greater of the prime rate, the federal funds rate plus 0.5%, or the then current 30-day LIBOR (subject to a 2% floor). The facility has a term expiring October 26, 2011 with a one year extension available at our option, subject to certain terms and conditions including the payment of an extension fee. As a result of this amendment and restatement, we expensed certain unamortized financing costs, totaling approximately $117 thousand, in the second quarter of 2009.
The facility also requires us to grant mortgage liens on the underlying borrowing base properties if the ratio of our consolidated debt to the value of our consolidated assets exceeds specified thresholds. As of September 30, 2009, this ratio was below the specified thresholds and we have not granted any mortgage liens on the underlying borrowing base properties. The financial covenant relating to minimum liquidity now requires us to maintain “excess availability” under the facility for the 90-day period preceding the maturity date of a loan related to a planned casino and resort development in Sullivan County, New York, in an amount equal to at least the unpaid balance of such loan. This loan had an unpaid balance of $56.3 million as of September 30, 2009.

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
During August 2009, we issued pursuant to a registered public offering 652,000 common shares under the direct share purchase component of the Plan. These shares were sold at an average price of $30.65 per share and total net proceeds after expenses were approximately $19.9 million.
During September 2009, we issued pursuant to a registered public offering 911,000 common shares under the direct share purchase component of the Plan. These shares were sold at an average price of $32.92 per share and total net proceeds after expenses were approximately $29.9 million.
Impairment Charge
Our entertainment retail center in White Plains, New York, held in a consolidated joint venture, was acquired with mortgage financing that had a loan to fair value ratio of approximately 70% at the time of our acquisition of our interests in May 2007. The loan is personally guaranteed by the principals of our minority partner, one of which is the same individual that is either personally, or through his related interests, in default on several other obligations to us (see Note 5 to the consolidated financial statements on this Form 10-Q). The debt on this center is due in October 2010, and absent any improvement in the performance of the asset, the lender will likely require additional credit support and fees to extend the loan. Any such extension would also require the cooperation of the partners in the joint venture. Without a resolution of our disputes with the principals of our minority partner, there can be no assurance that the minority partner and us will cooperate. Given that the debt is currently non-recourse to us, we may elect not to further support the joint venture, which may include a decision to surrender the property at the loan’s maturity. Accordingly, we performed an impairment assessment of this asset at September 30, 2009. It was determined that the carrying value of the asset exceeded the estimated fair value by $35.8 million, and an impairment charge was recorded at September 30, 2009 for this amount, which was comprised of $32.4 million related to real estate investment and $3.4 million related to in-place leases. Our management determined the fair value of the asset taking into account various factors, including an independent appraisal prepared as of September 30, 2009 which indicated a value of $118.0 million. In accordance with the FABS ASC Topic on Consolidation and our policy for allocation of income and loss for this joint venture, a loss of $15.1 million related to the impairment charge was allocated to the noncontrolling interest related to this venture. The noncontrolling interest related to White Plains was a deficit balance of $8.0 million at September 30, 2009 which is recorded as a component of shareholders’ equity.

Investments
Concord Resorts
On August 20, 2008, we provided a secured first mortgage loan of $225.0 million to Concord Resorts, LLC (“Concord Resorts”), an entity controlled by Louis Cappelli, related to a planned casino and resort development in Sullivan County, New York. Our investment is secured by a first mortgage on the resort complex real estate totaling 1,584 acres. In addition, we have a second mortgage on the remaining 139 acres of the casino related real estate and the loan is personally guaranteed by Louis Cappelli. We have certain rights to convert our mortgage interest into fee ownership as the project is further developed. The net carrying value of this mortgage note receivable at September 30, 2009 was $133.2 million which was funded under our original $225.0 million secured first mortgage commitment.
Due to the economic downturn, certain other lenders on the development have either reduced their commitments or withdrawn from the project. The planned initial phase of the casino and resort development has been downsized from an estimated $1 billion to an estimated $600 million and Mr. Cappelli is attempting to secure the necessary financing. The New York legislature has passed legislation authorizing the benefits of a special reduced tax rate on gaming receipts in Sullivan County, New York if at least $600 million is invested and 1,000 new jobs are created. As a result of these issues, the development project has been slowed, and there can be no assurance that Mr. Cappelli will obtain the financing necessary to complete the project. Due to these challenges, Concord Resorts has ceased making interest payments to us as contractually obligated under the loan agreement. We have evaluated our mortgage note receivable for impairment and have determined it is impaired due to the inability of the borrower to meet its contractual obligations per the agreement. Our accounting policy is to recognize interest income on impaired loans on a cash basis. Accrual interest income recognition for book purposes was ceased on January 1, 2009 and therefore no interest income has been recorded during the nine months ended September 30, 2009. Interest income recognized on this mortgage note receivable for the nine months ended September 30, 2008 was $1.6 million. Our management determined that no loan loss reserve was necessary for this note taking into account an independent appraisal as of April 30, 2009 of the primary collateral, 1,584 acres of land, which indicated a value in excess of the loan balance.
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
Toronto Dundas Square Project
During the nine months ended September 30, 2009, we invested an additional $5.1 million Canadian (“CAD”) ($4.6 million U.S.) bringing the total investment to CAD $130.6 million ($122.0 million U.S.) in the mortgage note receivable from Metropolis Limited Partnership (the “Partnership”) related to the construction of the Toronto Dundas Square Project, a 13 level entertainment retail center in downtown Toronto that was completed in May 2008 for a total cost of approximately CAD $330 million. Additionally, as of September 30, 2009, we had posted irrevocable stand-by letters of credit related to this project totaling $4.0 million U.S. which are expected to be cancelled or drawn upon during 2009. The loan is denominated in Canadian dollars and is secured by a second mortgage on the Toronto Dundas Square Project.

A group of banks (“the bank syndicate”) has provided first mortgage construction financing to the Partnership totaling approximately CAD $119.0 million ($111.1 million U.S.) as of September 30, 2009. In April 2009, we along with the bank syndicate elected to pursue a receivership after it became apparent that a restructuring of the existing equity interests was no longer possible. On April 27, 2009, the court appointed a receiver who is overseeing the sale of the property. As a result of this process, we could become the owner of the property. We are currently negotiating a refinancing of the first mortgage should we become the owner of the property. While there can be no assurance that we will successfully obtain the first mortgage refinancing, based on preliminary negotiations, we currently estimate a new first mortgage loan would provide proceeds of CAD $100 million. We expect to consolidate the financial results of the property subsequent to the purchase.
We have evaluated this mortgage note receivable for impairment. Because repayment of the mortgage note receivable did not meet the contractual terms of the agreement, we have determined the loan is impaired and have ceased accruing interest income as of January 1, 2009 on the loan for book purposes. Accordingly, no interest income was recognized for the nine months ended September 30, 2009 and no interest income will be recognized in future periods. Interest income recognized on this loan for the nine months ended September 30, 2008 was CAD $13.3 million ($13.0 million U.S.). Furthermore, our management reviewed the fair value of the property at September 30, 2009, taking into account an independent appraisal completed in September, 2009 and determined a provision for loan loss of CAD $37.6 million ($34.8 million U.S.) was necessary. Therefore, the net carrying value of this mortgage note receivable at September 30, 2009 was CAD $93.0 million ($86.9 million U.S.).
Cappelli Related Notes
We also have two $10 million notes receivable that were due on February 28, 2009 and March 1, 2009, respectively. The notes bear interest at 10%. Neither note was repaid at maturity. One of the notes is due from our minority joint venture partner in New Roc, an entertainment retail center in New Rochelle, New York, and this note is secured by such partner’s interest. The minority joint venture partner is an entity controlled by Louis Cappelli and Louis Cappelli has also personally guaranteed the loan. The other note is due from Louis Cappelli personally and in conjunction with this note, we received an option to purchase 50% of Louis Cappelli’s interest (or Louis Cappelli’s related interests) in three other projects.
We have evaluated these two notes receivable for impairment, and have determined that they are impaired due to the inability of the borrower to meet its contractual obligations per the original agreements. Accordingly, accrual interest income recognition was ceased on January 1, 2009. Interest income of $833 thousand has been recorded during the nine months ended September 30, 2009 which represents payments received by us prior to July 1, 2009. No interest payments related to these two notes receivable were received by us for the three months ended September 30, 2009. Interest income recognized on these loans for the three and nine months ended September 30, 2008 was $506 thousand and $1.3 million, respectively. Our management evaluated the fair value of the underlying collateral of the notes and has concluded that a loan loss reserve of $18.0 million was necessary at September 30, 2009.
Additionally, we have a $10 million note receivable that is due May 8, 2017 and bears interest at 10%. The note is due from the our minority joint venture partner in City Center at White Plains, an entertainment retail center in White Plains, New York, and the note is secured by such partner’s interest. The minority joint venture partner is an entity controlled by Louis Cappelli and another individual, and each personally guarantees the loan.

No interest payments were received by us on this note receivable for the three months ended September 30, 2009. We evaluated this note receivable for impairment and determined that it is impaired due to the inability of the borrower to meet its contractual obligations per the original agreement. Accordingly, accrual interest income recognition was ceased on July 1, 2009. Interest income of $500 thousand has been recorded during the nine months ended September 30, 2009 which represents payments received by us prior to July 1, 2009. Interest income recognized on this loan for the three and nine months ended September 30, 2008 was $256 thousand and $760 thousand, respectively. Our management evaluated the fair value of the underlying collateral of the note and has concluded that a loan loss reserve of $10.0 million was necessary at September 30, 2009.
Other Mortgage Notes and Notes Receivable
On January 26, 2009, we entered into a credit agreement with Rb Wine Associates, LLC to provide a $2.0 million revolving credit facility that matures on January 1, 2010. This note is secured by certain pledge agreements and other collateral. Interest accrues on the outstanding principal balance at an annual rate of 15%. Interest is payable monthly at an annual rate of 9.25% and the remaining accrued but unpaid interest and principal is due at maturity. During the nine months ended September 30, 2009, we advanced $1.4 million under this credit facility.
On February 20, 2009, we entered into a $3.0 million promissory note with Sapphire Wines LLC. The note bears interest at 15% and matured on November 1, 2009. This note is secured by certain pledge agreements and other collateral. Because interest and principal payments have not been received per the contractual terms of the agreement, this note is considered impaired and is included in the $11.8 million of impaired notes receivable discussed further below.
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
During the nine months ended September 30, 2009, we advanced $29.0 million under our secured mortgage loan agreements with SVV I, LLC and an affiliate of SVV I, LLC (together “SVVI”) for the development of a water-park anchored entertainment village in Kansas City, Kansas, the first phase of which opened in July 2009. On May 6, 2009, we reduced our commitment on this project from $175.0 million to $163.5 million and added to our collateral position by placing a mortgage position on two other water-parks, located in New Braunfels and South Padre Island, Texas owned and operated by the entities controlled by the principals of SVVI. The mortgage note on the property in Kansas City, Kansas and the mortgage note on the Texas properties have cross-default and cross-collateral provisions. Pursuant to the mortgage on the Texas properties, only a seasonal line of credit secured by the Texas parks totaling not more than $5.0 million at any time ranks superior to our collateral position. Furthermore, the interest rates increased from LIBOR plus 3.5% to 7% on July 4, 2009, and the loans were extended from September 30, 2012 to May 1, 2019. Interest income will continue to be recognized on the accrual basis. SVVI is required to fund a debt service reserve for off-season fixed payments (those due from September to May). The reserve is to be funded by equal monthly installments during the months of June, July and August. We will also receive a percentage of revenue from all three parks after certain threshold levels are achieved that may increase the return on our invested capital from 7% to as high as 10%. Through September 30, 2009, we have funded approximately $163.3 million on the mortgage notes.
Additionally, we have three notes receivable totaling $11.8 million at September 30, 2009 that are impaired due to the inability of the borrowers to meet their contractual obligations per the original agreements. Accordingly, accrual interest income recognition for these notes was ceased on January 1, 2009. Interest income of $234 thousand and $597 thousand, respectively has been recorded during the three and nine months ended September 30, 2009 which represents payments received by us. Interest income recognized on these loans for the three and nine months ended September 30, 2008 was $200 thousand and $601 thousand, respectively. Our management evaluated the fair value of the underlying collateral of the notes and has concluded that a loan loss reserve of $3.0 million was necessary at September 30, 2009.
Tenant Defaults
Both Bally’s and Circuit City have filed bankruptcy proceedings.  Bally’s has rejected our lease and has vacated its space at our entertainment retail center in New Rochelle, New York.  Circuit City terminated its lease and vacated its space at our entertainment retail center in White Plains, New York.  Revenue from these tenants totaled approximately $790 thousand and $1.9 million for the nine months ended September 30, 2009 and 2008, respectively.  There were outstanding receivables of $248 thousand related to these tenants at September 30, 2009 that have been fully reserved.
Additionally, at our entertainment retail center in White Plains, New York, we had one lease with Filene’s Basement who vacated the center despite a substantial remaining lease term.  This tenant was disputing certain non-compete provisions in its lease and we were working on a settlement; however, on May 4, 2009, Filene’s Basement filed bankruptcy proceedings and rejected our lease. Revenue from this tenant totaled approximately $2.0 million for the nine months ended September 30, 2008 and no revenue was recognized for this tenant for the nine months ended September 30, 2009.  There were outstanding receivables of $1.1 million related to this tenant at September 30, 2009 that have been fully reserved.
During the nine months ended September 30, 2009, two of our vineyard and winery tenants defaulted under the provisions of their leases for failure to pay rent at four properties. Revenue from one of the tenants totaled approximately $388 thousand for the nine months ended September 30, 2009. Total quarterly rent related to this property prior to default was $194 thousand. Outstanding receivables of $383 thousand (including $266 thousand of straight-line rent) have been fully reserved at September 30, 2009. No rental income was recognized for the nine months ended September 30, 2009 related to the second tenant. Total quarterly rent related to this tenant prior to the default was $455 thousand. We reclaimed possession of three of the four properties and they are being operated through a wholly-owned taxable REIT subsidiary. Due to the tenants’ defaults, we have assessed the carrying value of the properties for impairment and no provisions for impairment were considered necessary based on this analysis.
Results of Operations
Three months ended September 30, 2009 compared to three months ended September 30, 2008
Rental revenue was $51.3 million for the three months ended September 30, 2009, compared to $52.1 million for the three months ended September 30, 2008. The $0.8 million decrease resulted primarily from a reduction in rent due to increased vacancies and the impact of a weaker Canadian dollar exchange rate. Percentage rents of $0.6 million were recognized during both the three months ended September 30, 2009 and 2008. Straight-line rents of $0.6 million and $1.0 million were recognized during the three months ended September 30, 2009 and 2008, respectively.
Tenant reimbursements totaled $4.7 million for the three months ended September 30, 2009 compared to $5.2 million for the three months ended September 30, 2008. These tenant reimbursements arise from the operations of our retail centers. The $0.5 million decrease is primarily due to vacancies related to certain non-theatre retail tenants and the impact of a weaker Canadian dollar exchange rate for the three months ended September 30, 2009 compared to the three months ended September 30, 2008.
Mortgage and other financing income for the three months ended September 30, 2009 was $11.7 million compared to $17.1 million for the three months ended September 30, 2008. The $5.4 million decrease is primarily due to less interest income recognized during the three months ended September 30, 2009 due to impairment of certain of our mortgage and other notes receivable as further discussed in Note 5 to the consolidated financial statements in this Form 10-Q.
Our property operating expense totaled $6.7 million for the three months ended September 30, 2009 compared to $6.6 million for the three months ended September 30, 2008. These property operating expenses arise from the operations of our retail centers. The $0.1 million increase resulted from an increase in expenses at our retail centers in Ontario, Canada partially offset by the impact of a weaker Canadian dollar exchange rate and decreases in expenses at other of our retail centers.
Our net interest expense increased by $1.7 million to $19.4 million for the three months ended September 30, 2009 from $17.7 million for the three months ended September 30, 2008. This increase resulted from the increase in the average long-term debt outstanding used to finance our real estate acquisitions and fund our new mortgage notes receivable as well as an increased interest rate on our amended and restated revolving credit facility as further discussed in Note 7 to the consolidated financial statements in this Form 10-Q.
Provision for loan losses for the three months ended September 30, 2009 was $65.8 million and related to a mortgage note receivable and other notes receivable as further discussed in Note 5 to the consolidated financial statements in this Form 10-Q. There was no provision for loan losses for the three months ended September 30, 2008.
The impairment charge for the three months ended September 30, 2009 was $35.8 million and related to our entertainment retail center in White Plains, New York. For further detail, see Note 4 to the consolidated financial statements in this Quarterly Report on Form 10-Q. There was no impairment charge recorded for the three months ended September 30, 2008.
Depreciation and amortization expense totaled $11.9 million for the three months ended September 30, 2009 compared to $11.2 million for the three months ended September 30, 2008. The $0.7 million increase resulted from our real estate acquisitions completed in 2008 and from accelerated depreciation and amortization as a result of the revision of the estimated useful lives of certain structural improvements.
Net loss attributable to noncontrolling interests totaled $16.1 million for the three months ended September 30, 2009 compared to $0.5 million for the three months ended September 30, 2008 and primarily relates to the consolidation of a VIE in which our variable interest is debt. The increase is due to a greater net loss incurred by the VIE due to the impairment charge at our entertainment retail center in White Plains, New York. For further discussion, see Note 4 to the consolidated financial statements in this Form 10-Q.
Nine months ended September 30, 2009 compared to nine months ended September 30, 2008
Rental revenue was $152.2 million for the nine months ended September 30, 2009, compared to $151.2 million for the nine months ended September 30, 2008. The $1.0 million increase resulted primarily from the acquisitions and developments completed in 2008 and base rent increases on existing properties, partially offset by a reduction in rent from defaulting tenants and the impact of a weaker Canadian dollar exchange rate. Percentage rents of $1.2 million and $1.5 million were recognized during the nine months ended September 30, 2009 and 2008, respectively. Straight-line rents of $1.8 million and $2.9 million were recognized during the nine months ended September 30, 2009 and 2008, respectively.
Tenant reimbursements totaled $13.6 million for the nine months ended September 30, 2009 compared to $16.1 million for the nine months ended September 30, 2008. These tenant reimbursements arise from the operations of our retail centers. The $2.5 million decrease is primarily due to vacancies related to certain non-theatre retail tenants and the impact of a weaker Canadian dollar exchange rate for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.
Other income was $2.3 million for the nine months ended September 30, 2009 compared to $1.7 million for the nine months ended September 30, 2008. The increase of $0.6 million is primarily due to a gain of $0.8 million recognized upon settlement of foreign currency forward contracts, partially offset by a $0.2 million decrease in income from a family bowling center in Westminster, Colorado operated through a wholly-owned taxable REIT subsidiary.
Mortgage and other financing income for the nine months ended September 30, 2009 was $33.4 million compared to $40.6 million for the nine months ended September 30, 2008. The $7.2 million decrease relates to less interest income recognized during the nine months ended September 30, 2009 due to impairment of certain of our mortgage and other notes receivable as further discussed in Note 5 to the consolidated financial statements in this Form 10-Q.
Our property operating expense totaled $21.1 million for the nine months ended September 30, 2009 compared to $19.9 million for the nine months ended September 30, 2008. These property operating expenses arise from the operations of our retail centers. The $1.2 million increase resulted primarily from an increase in the provision for bad debts, included in property operating expense, of $2.1 million to a total of $3.0 million for the nine months ended September 30, 2009. Partially offsetting this increase is the impact of a weaker Canadian dollar exchange rate.
Costs associated with loan refinancing for the nine months ended September 30, 2009 were $0.1 million. These costs related to the amendment and restatement of our revolving credit facility and consisted of the write-off of $0.1 million of certain unamortized financing costs. No such costs were incurred during the nine months ended September 30, 2008.
Our net interest expense increased by $2.2 million to $54.3 million for the nine months ended September 30, 2009 from $52.1 million for the nine months ended September 30, 2008. This increase resulted from the increase in the average long-term debt outstanding used to finance our real estate acquisitions and fund our new mortgage notes receivable as well as an increased interest rate on our amended and restated revolving credit facility as further discussed in Note 7 to the consolidated financial statements in this Form 10-Q.
Provision for loan losses for the nine months ended September 30, 2009 was $65.8 million and related to a mortgage note receivable and other notes receivable as further discussed in Note 5 to the consolidated financial statements in this Form 10-Q. There was no provision for loan losses for the nine months ended September 30, 2008.
The impairment charge for the nine months ended September 30, 2009 was $35.8 million and related to our entertainment retail center in White Plains, New York. For further detail, see Note 4 to the consolidated financial statements in this Quarterly Report on Form 10-Q. There was no impairment charge recorded for the nine months ended September 30, 2008.
Depreciation and amortization expense totaled $36.4 million for the nine months ended September 30, 2009 compared to $32.2 million for the nine months ended September 30, 2008. The $4.2 million increase resulted primarily from our real estate acquisitions and developments completed in 2008.
Equity in income from joint ventures totaled $0.7 million for the nine months ended September 30, 2009 compared to $1.7 million for the nine months ended September 30, 2008. The $1.0 million decrease resulted from the investment in the remaining 50% ownership of CS Fund I on April 2, 2008, which is classified as a direct financing lease.
Loss from discontinued operations totaled $0.03 million for the nine months ended September 30, 2008 and was due to the sale of a land parcel in Powder Springs, Georgia in June of 2008. There was no income or loss from discontinued operations for the nine months ended September 30, 2009.
The gain on sale of real estate from discontinued operations of $0.1 million for the nine months ended September 30, 2008 was due to the sale of a land parcel in Powder Springs, Georgia in June of 2008. There was no gain on sale of real estate from discontinued operations for the nine months ended September 30, 2009.
Net loss attributable to noncontrolling interests totaled $19.0 million for the nine months ended September 30, 2009 compared to $1.5 million for the nine months ended September 30, 2008 and primarily relates to the consolidation of a VIE in which our variable interest is debt. The increase is due to a greater net loss incurred by the VIE due to the impairment charge at our entertainment retail center in White Plains, New York. For further discussion, see Note 4 to the consolidated financial statements in this Form 10-Q.
Preferred dividend requirements for the nine months ended September 30, 2009 were $22.7 million compared to $20.7 million for the same period in 2008. The $2.0 million increase is due to the issuance of 3.5 million Series E convertible preferred shares in April 2008.
Liquidity and Capital Resources
Cash and cash equivalents were $11.2 million at September 30, 2009. In addition, we had restricted cash of $15.9 million at September 30, 2009. Of the restricted cash at September 30, 2009, $9.7 million relates to cash held for our borrowers’ debt service reserves for mortgage notes receivable and the balance represents deposits required in connection with debt service, payment of real estate taxes and capital improvements.
Mortgage Debt, Credit Facilities and Term Loan
As of September 30, 2009, we had total debt outstanding of $1.2 billion. As of September 30, 2009, $1.0 billion of debt outstanding was fixed rate mortgage debt secured by a substantial portion of our rental properties and mortgage notes receivable, with a weighted average interest rate of approximately 5.9%. This $1.0 billion of fixed rate mortgage debt includes $204.5 million of LIBOR based debt that has been converted to fixed rate debt with interest rate swaps as further described below.
As described in Note 7 to the consolidated financial statements included in this Quarterly Report on Form 10-Q, our revolving credit facility was amended on June 30, 2009. At September 30, 2009, we had $73.0 million in debt outstanding under our $215.0 million revolving credit facility, with interest at a floating rate. The facility has a term expiring October 26, 2011 with a one year extension available at our option, subject to certain terms and conditions including the payment of an extension fee. The amount that we are able to borrow on our revolving credit facility is a function of the values and advance rates, as defined by the credit agreement, assigned to the assets included in the borrowing base less outstanding letters of credit and less other liabilities, excluding our $117.9 million term loan, that are recourse obligations of the Company. As of September 30, 2009, our total availability under the revolving credit facility was $137.9 million.
Through September 30, 2009, VinREIT, a subsidiary that holds our vineyard and winery assets, had drawn nine term loans aggregating $96.7 million in initial principal under our $160.0 million credit facility. These term loans have maturities ranging from December 1, 2017 to June 5, 2018, are 30% recourse to us and have stated interest rates of LIBOR plus 175 basis points on loans secured by real property and LIBOR plus 200 basis points on loans secured by fixtures and equipment. We entered into seven interest rate swaps during 2008 that fixed the interest rates on the outstanding loans at a weighted average rate of 5.2%. Term loans can be drawn through September 26, 2010 under the credit facility. The credit facility provides for an aggregate advance rate of 65% based on the lesser of cost or appraised value. At September 30, 2009, the term loans outstanding under the credit facility had an aggregate balance of $94.3 million and approximately $63.3 million of the facility remains available. The credit facility also contains an accordion feature, whereby, subject to lender approval, we may obtain additional term loan commitments in an aggregate principal amount not to exceed $140.0 million.
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
Certain of our long-term debt agreements contain customary restrictive covenants related to financial and operating performance. At September 30, 2009, we were in compliance with all restrictive covenants.

Liquidity Requirements
Short-term liquidity requirements consist primarily of normal recurring corporate operating expenses, debt service requirements and distributions to shareholders. We meet these requirements primarily through cash provided by operating activities. Net cash provided by operating activities was $112.9 million for the nine months ended September 30, 2009 and $110.4 million for the nine months ended September 30, 2008. Net cash used in investing activities was $54.0 million and $473.6 million for the nine months ended September 30, 2009 and 2008, respectively. Net cash used by financing activities was $98.2 million for the nine months ended September 30, 2009 and net cash provided by financing activities was $359.7 million for the nine months ended September 30, 2008. We anticipate that our cash on hand, cash from operations, and funds available under our revolving credit facility will provide adequate liquidity to fund our operations, make interest and principal payments on our debt, and allow distributions to our shareholders and avoid corporate level federal income or excise tax in accordance with REIT Internal Revenue Code requirements.
We have also posted $4.0 million of irrevocable stand-by letters of credit related to the Toronto Life Square project as further described in Note 5 to the consolidated financial statements in this Quarterly Report on Form 10-Q.
Commitments
As of September 30, 2009, we had one winemaking and storage facility project under development for which we have agreed to finance the development costs. Through September 30, 2009, we have invested approximately $10.1 million in this project for the purchase of land and development in Sonoma County, California, and have commitments to fund approximately $2.4 million of additional improvements. Development costs are advanced by using periodic draws. If we determine that construction is not being completed in accordance with the terms of the development agreement, we can discontinue funding construction draws. We have agreed to lease the facility to the operator at pre-determined rates.
Additionally, as of September 30, 2009, we have agreed to finance $5.2 million in development costs for an expansion at one of our existing public charter school properties. Development costs are advanced by us in periodic draws. If we determine that construction is not being completed in accordance with the terms of the development agreement, we can discontinue funding construction draws. We have agreed to lease the expansion facility to the operator at pre-determined rates.
On October 31, 2007, we entered into a guarantee agreement for economic development revenue bonds with a total principal amount of $22.0 million related to three theatres in Louisiana, maturing on October 31, 2037. The bonds were issued by Southern Theatres for the purpose of financing the development and construction of three megaplex theatres in Louisiana.  We earn an annual fee of 1.75% on the outstanding principal amount of the bonds and the fee is paid by Southern Theatres monthly.  We evaluated this guarantee in connection with the provisions of FASB ASC Topic 450 on Guarantees (Topic 450). Based on certain criteria, Topic 450 requires a guarantor to record an asset and a liability at inception. Accordingly, we had recorded $4.0 million as a deferred asset included in accounts receivable and $4.0 million included in other liabilities in the accompanying consolidated balance sheet as of December 31, 2008, which represented management’s best estimate of the fair value of the guarantee at inception which will be realized over the term of the guarantee. During the third quarter of 2009, the outstanding principal amount of the bonds was reduced from $22 million to $14.4 million due to a principal repayment. Accordingly, we reduced the asset and liability recorded to reflect the decrease in the outstanding principal balance. We have recorded $2.6 million as a deferred asset included in accounts receivable and $2.6 million included in other liabilities in the accompanying consolidated balance sheet as of September 30, 2009.
We have certain commitments related to our mortgage note investments that we may be required to fund in the future. We are generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of our direct control. As of September 30, 2009, we had four mortgage notes receivable with commitments totaling approximately $20 million. The $20 million excludes any future amounts that may or may not be funded related to the planned casino and resort development discussed in Note 5 to the consolidated financial statements included in this Quarterly Report on Form 10-Q. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.
Liquidity Analysis
In analyzing our liquidity, we generally expect that our cash provided by operating activities will meet our normal recurring operating expenses, recurring debt service requirements and distributions to shareholders.
We have no debt maturities in 2009 and our cash commitments as of September 30, 2009 described above include additional amounts expected to be funded in 2009 for the winemaking and storage facility of $2.4 million, $5.2 million for the public charter school expansion and additional commitments under various mortgage notes receivable totaling $20 million. Of the $20 million of commitments, approximately $1.0 million is expected to be funded in 2009. In addition to these commitments, as discussed above we may fund the refinancing shortfall, if any, related to the Toronto Dundas Square Project which is expected to be approximately CAD $20 million (approximately $19 million U.S. using exchange rates at September 30, 2009) as well as the costs to close the transaction.
Our sources of liquidity for 2009 to pay the above commitments and the acquisition for the Toronto Dundas Square Project (if any) include the remaining amount available under our revolving credit facility of $137.9 million at September 30, 2009 and unrestricted cash on hand at September 30, 2009 of $11.2 million. Accordingly, while there can be no assurance, we expect that our sources of cash will significantly exceed our expected uses of cash over the remainder of 2009.
In looking at liquidity requirements beyond 2009 and considering extensions, our only consolidated debt maturity in 2010 and 2011 is a $56.25 million mortgage note payable due in September 2010. The $113.5 million mortgage note that is due in October 2010 has a two to four year extension option, upon meeting certain conditions and is related to our entertainment retail center in White Plains, New York that is held in a consolidated joint venture. As further described in Note 4 to the consolidated financial statements on this Form 10-Q, the Company may elect not to further support the joint venture, which may include a decision to surrender the property at the loan’s maturity.
We believe that we will be able to repay, extend, refinance or otherwise settle our debt obligations for 2010 and thereafter as the debt comes due, and that we will be able to fund our remaining commitments as necessary. Other sources of capital available to us primarily include further equity issuances, securing other debt (such as on unpledged assets), sales of properties, collection or sales of mortgage or other notes receivable, and reducing our dividends paid in cash (subject to maintaining our qualification as a REIT). However, there can be no assurance that additional financing or capital will be available, or that terms will be acceptable or advantageous to us.
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
Off Balance Sheet Arrangements
At September 30, 2009, we had a 21.7% and 21.8% investment interest in two unconsolidated real estate joint ventures, Atlantic-EPR I and Atlantic-EPR II, respectively, which are accounted for under the equity method of accounting. We do not anticipate any material impact on our liquidity as a result of commitments involving those joint ventures. We recognized income of $421 and $400 (in thousands) from our investment in the Atlantic-EPR I joint venture during the nine months ended September 30, 2009 and 2008, respectively. We recognized income of $252 and $242 (in thousands) from our investment in the Atlantic-EPR II joint venture during the nine months ended September 30, 2009 and 2008, respectively. The joint ventures have two mortgage notes payable each secured by a megaplex theatre. The notes held by Atlantic EPR-I and Atlantic EPR-II total $15.1 million and $13.0 million, respectively, at September 30, 2009, and mature in May 2010 and September 2013, respectively. Condensed financial information for Atlantic-EPR I and Atlantic-EPR II joint ventures is included in Note 6 to the consolidated financial statements included in this Quarterly Report on Form 10-Q.
The joint venture agreements for Atlantic-EPR I and Atlantic-EPR II allow our partner, Atlantic of Hamburg, Germany (“Atlantic”), to exchange up to a maximum of 10% of its ownership interest per year in each of the joint ventures for common shares of the Company or, at our discretion, the cash value of those shares as defined in each of the joint venture agreements. During 2008, we paid Atlantic-EPR I and Atlantic-EPR II cash of $133 and $79 (in thousands), respectively, in exchange for additional ownership in each joint venture of 0.7%. During the first nine months of 2009, we paid Atlantic cash of $105 (in thousands) in exchange for additional ownership of 0.7% for Atlantic-EPR I. These exchanges did not impact total partners’ equity in either Atlantic-EPR I or Atlantic-EPR II.
Capital Structure and Coverage Ratios
We believe that our shareholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest, fixed charge and debt service coverage ratios. We expect to maintain our leverage ratio (i.e. total-long term debt of the Company as a percentage of shareholders’ equity plus total liabilities) below 50%. However, the timing and size of our equity offerings may cause us to temporarily operate over this threshold. At September 30, 2009, our leverage ratio was 46%. Our long-term debt as a percentage of our total market capitalization at September 30, 2009 was 42%; however, we do not manage to a ratio based on total market capitalization due to the inherent variability that is driven by changes in the market price of our common shares. We calculate our total market capitalization of $2.8 billion by aggregating the following at September 30, 2009:
•	Common shares outstanding of 36,514,575 multiplied by the last reported sales price of our common shares on the NYSE of $34.14 per share, or $1.2 billion;

•	Aggregate liquidation value of our Series B preferred shares of $80 million;

•	Aggregate liquidation value of our Series C convertible preferred shares of $135 million;

•	Aggregate liquidation value of our Series D preferred shares of $115 million;

•	Aggregate liquidation value of our Series E convertible preferred shares of $86 million and

•	Total long-term debt of $1.2 billion
Our interest coverage ratio for the nine months ended September 30, 2009 and 2008 was 3.1 times and 3.3 times, respectively. Interest coverage is calculated as the interest coverage amount (as calculated in the following table) divided by interest expense, gross (as calculated in the following table). We consider the interest coverage ratio to be an appropriate supplemental measure of a company’s ability to meet its interest expense obligations. Our calculation of the interest coverage ratio may be different from the calculation used by other companies, and therefore, comparability may be limited. This information should not be considered as an alternative to any U.S. generally accepted accounting principles (“GAAP”) liquidity measures. The following table shows the calculation of our interest coverage ratios (unaudited, dollars in thousands):

	Nine Months Ended September 30,
	2009	2008
Net income (loss)	$(25,271)	$93,116
Interest expense, gross	54,846	53,495
Interest cost capitalized	(517)	(603)
Depreciation and amortization	36,383	32,184
Share-based compensation expense to management and trustees	3,238	2,975
Costs associated with loan refinancing	117	—
Straight-line rental revenue	(1,787)	(2,909)
Gain on sale of real estate from discontinued operations	—	(119)
Provision for loan losses	65,757	—
Impairment charges	35,801	—

Interest coverage amount	$168,567	$178,139

Interest expense, net	$54,274	$52,117
Interest income	55	775
Interest cost capitalized	517	603

Interest expense, gross	$54,846	$53,495

Interest coverage ratio	3.1	3.3

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

	Nine Months Ended September 30,
	2009	2008
Net cash provided by operating activities	$112,866	$110,377
Equity in income from joint ventures	673	1,743
Distributions from joint ventures	(743)	(2,017)
Amortization of deferred financing costs	(2,552)	(2,402)
Increase in mortgage notes accrued interest receivable	516	15,570
Decrease in restricted cash	(1,315)	(2,304)
Decrease (increase) in accounts receivable	(2,977)	2,477
Decrease (increase) in notes and accrued interest receivable	(535)	(456)
Increase in direct financing lease receivable	2,795	1,363
Increase in other assets	4,561	3,452
Decrease in accounts payable and accrued liabilities	969	551
Decrease in unearned rents	1,767	(198)
Straight-line rental revenue	(1,787)	(2,909)
Interest expense, gross	54,846	53,495
Interest cost capitalized	(517)	(603)

Interest coverage amount	$168,567	$178,139

Our fixed charge coverage ratio for the nine months ended September 30, 2009 and 2008 was 2.2 times and 2.4 times, respectively. The fixed charge coverage ratio is calculated in exactly the same manner as the interest coverage ratio, except that preferred share dividends are also added to the denominator. We consider the fixed charge coverage ratio to be an appropriate supplemental measure of a company’s ability to make its interest and preferred share dividend payments. Our calculation of the fixed charge coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures. The following table shows the calculation of our fixed charge coverage ratios (unaudited, dollars in thousands):

	Nine Months Ended September 30,
	2009	2008
Interest coverage amount	$168,567	178,139

Interest expense, gross	54,846	53,495
Preferred share dividends	22,655	20,714

Fixed charges	$77,501	74,209

Fixed charge coverage ratio	2.2	2.4

Our debt service coverage ratio for the nine months ended September 30, 2009 and 2008 was 2.3 times and 2.5 times, respectively. The debt service coverage ratio is calculated in exactly the same manner as the interest coverage ratio, except that recurring principal payments are also added to the denominator. We consider the debt service coverage ratio to be an appropriate supplemental measure of a company’s ability to make its debt service payments. Our calculation of the debt service coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures. The following table shows the calculation of our debt service coverage ratios (unaudited, dollars in thousands):

	Nine Months Ended September 30,
	2009	2008
Interest coverage amount	$168,567	178,139

Interest expense, gross	54,846	53,495
Recurring principal payments	18,579	17,170

Debt service	$73,425	70,665

Debt service coverage ratio	2.3	2.5

Funds From Operations (“FFO”)
The National Association of Real Estate Investment Trusts (“NAREIT”) developed FFO as a relative non-GAAP financial measure of performance of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO is a widely used measure of the operating performance of real estate companies and is provided here as a supplemental measure to GAAP net income available to common shareholders and earnings per share. FFO, as defined under the NAREIT definition and presented by us, is net income available to common shareholders, computed in accordance with GAAP, excluding gains and losses from sales of depreciable operating properties, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships, joint ventures and other affiliates. Adjustments for unconsolidated partnerships, joint ventures and other affiliates are calculated to reflect FFO on the same basis. FFO is a non-GAAP financial measure. FFO does not represent cash flows from operations as defined by GAAP and is not indicative that cash flows are adequate to fund all cash needs and is not to be considered an alternative to net income or any other GAAP measure as a measurement of the results of our operations or our cash flows or liquidity as defined by GAAP. It should also be noted that not all REITs calculate FFO the same way so comparisons with other REITs may not be meaningful.
The additional 1.9 million common shares that would result from the conversion of our 5.75% Series C cumulative convertible preferred shares and the additional 1.6 million common shares that would result from the conversion of our 9.0% Series E cumulative convertible preferred shares (issued on April 2, 2008) and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2009 because the effect is anti-dilutive. However, because a conversion of the 5.75% Series C cumulative convertible preferred shares would be dilutive to FFO per share for the three and nine months ended September 30, 2008, these adjustments have been made in the calculation of diluted FFO per share for these periods.

As discussed in Note 12 to the consolidated financial statements on this Form 10-Q, our nonvested share awards are considered participating securities and are included in the calculation of earnings per share under the two-class method as required by the Earnings Per Share Topic of the FASB ASC. Prior-period earnings per share data was computed using the treasury stock method and has been adjusted retrospectively, which lowered basic and diluted FFO per share by $0.01 for the three months ended September 30, 2008 and lowered basic and diluted earnings per share by $0.01 for the nine months ended September 30, 2008.
The following table summarizes our FFO, FFO per share and certain other financial information for the three and nine months ended September 30, 2009 and 2008 (unaudited, in thousands, except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss) available to common shareholders of Entertainment Properties Trust	$(66,843)	$28,506	(28,912)	$73,876
Real estate depreciation and amortization	11,728	10,958	35,804	31,597
Allocated share of joint venture depreciation	66	64	197	445
Noncontrolling interest	(16,118)	(604)	(19,188)	(1,673)

FFO available to common shareholders of Entertainment Properties Trust	(71,167)	38,924	(12,099)	104,245

FFO available to common shareholders of Entertainment Properties Trust	(71,167)	38,924	(12,099)	104,245
Preferred dividends for Series C	—	1,941	—	5,822

Diluted FFO available to common shareholders of Entertainment Properties Trust	(71,167)	40,865	(12,099)	110,067

FFO per common share attributable to Entertainment Properties Trust:
Basic	$(2.01)	$1.22	(0.35)	$3.45
Diluted	(2.01)	1.19	(0.35)	3.39

Shares used for computation (in thousands):
Basic	35,445	32,033	34,937	30,252
Diluted	35,445	34,284	34,937	32,479

Weighted average shares outstanding-diluted EPS	35,445	32,365	34,937	30,565
Effect of dilutive Series C preferred shares	—	1,919	—	1,914

Adjusted weighted average shares outstanding — diluted	35,445	34,284	34,937	32,479

Other financial information:
Straight-lined rental revenue	$642	1,016	1,787	2,909
Dividends per common share	$0.65	0.84	1.95	2.52
Impact of Recently Issued Accounting Standards
In June 2009, the FASB issued a pronouncement establishing the “FASB Accounting Standards Codification” (“ASC”), which officially launched July 1, 2009, to become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  The standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company has adopted this standard in accordance with GAAP.
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46R (“SFAS No. 167”) to be included in ASC 810 “Consolidation”.  SFAS No. 167 amends FIN 46R to require an analysis to determine whether a variable interest gives a company a controlling financial interest in a variable interest entity.  This statement requires an ongoing reassessment of and eliminates the quantitative approach previously required for determining whether a company is the primary beneficiary.  This statement is effective for interim and annual reporting periods beginning after November 15, 2009.  Accordingly, the Company will adopt SFAS No. 167 during the first quarter of 2010.  The Company is currently evaluating the impact that SFAS No. 167 will have on its financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks, primarily relating to potential losses due to changes in interest rates and foreign currency exchange rates. We seek to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new long-term fixed rate borrowings whenever possible. We also have a $215 million secured revolving credit facility with $73 million outstanding as of September 30, 2009, a $160.0 million term loan facility with $94.3 million outstanding as of September 30, 2009, a $10.7 million bond, a $56.25 million term loan and a $117.9 million term loan, all of which bear interest at a floating rate. As further described in Note 9 to the consolidated financial statements in this Quarterly Report on Form 10-Q, $90.5 million of the term loans are LIBOR based debt that has been converted to a fixed rate with seven interest rate swaps and the $117.9 million term loan includes $114.0 million of LIBOR based debt that has been converted to a fixed rate with two interest rate swaps.
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
We financed the acquisition of our four Canadian properties with non-recourse fixed rate mortgage loans from a Canadian lender in the original aggregate principal amount of approximately U.S. $97 million. The loans were made and are payable by us in Canadian dollars (CAD), and the rents received from tenants of the properties are payable in CAD. We have also provided a secured mortgage construction loan totaling CAD $95.1 million as further discussed in Note 5 to the consolidated financial statements on this Form 10-Q.
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
See Note 9 to the consolidated financial statements in this Quarterly Report on Form 10-Q for additional information on our derivative financial instruments and hedging activities.
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
Item 1A. Risk Factors
Except as provided below, there were no material changes during the quarter from the risk factors previously discussed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on February 24, 2009. The information below updates and replaces the risk factor “We have made a significant loan commitment to a developer; however, there is no assurance that the project to which the commitment relates will be completed as planned” previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 and as updated on our prior Quarterly Reports on Form 10-Q:
We previously made several investments with a developer, including a significant loan commitment on a planned resort development. There can be no assurance that the project to which the loan commitment related will be completed or that the deterioration of the developer’s financial condition or sources of liquidity will not have a material adverse effect on our investments with the developer.
Our remaining loan commitment to fund an additional $91.8 million to Concord Resorts, LLC (“Concord Resorts”), which is the remaining loan commitment under the $225.0 million secured first mortgage loan commitment related to a planned resort development in Sullivan County, New York, is no longer applicable due to the developer’s decision to downsize the initial phase of the Concord project to an investment level of $600 million. The funding of any additional investment in the Concord project by the Company will be subject to satisfaction of certain conditions, including but not limited to a reduction in the aforementioned $91.8 million. The Concord project has been unable to satisfy the conditions to an additional investment by us, and there can be no assurance that the developer will satisfy these conditions or receive the other financing necessary to complete the project. Due to these challenges, Concord Resorts has ceased making interest payments to us as contractually obligated under the loan agreement. If the development is cancelled or delayed indefinitely, there can be no assurance that our investment in Concord Resorts (the net carrying value of which was $133.2 million at September 30, 2009) may not be subject to an impairment loss, which could result in a material adverse impact on our financial condition and results of operations. In addition, Concord Resorts is controlled by Louis Cappelli, a real estate developer with whom we have several other investments, including the entertainment retail centers in New Rochelle, New York and White Plains, New York and $30 million of loans to Mr. Cappelli and his affiliates. During the quarter ended September 30, 2009, we recorded an impairment charge for our interest in the White Plains entertainment retail center of $35.8 million, and have established a $28 million loan loss reserve on impaired loans to Mr. Cappelli and his affiliates. There can be no assurance that the cancellation or indefinite delay of the Concord Resorts development, or the deterioration of Mr. Cappelli’s financial condition or sources of liquidity, would not have a material adverse effect on our investments with Mr. Cappelli and our ability to collect amounts due under the loans to Mr. Cappelli and his affiliates.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended September 30, 2009, we did not sell any unregistered securities.
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
During August 2009, we issued 652,000 common shares under the Plan at an average purchase price of $30.65 per share. Total net proceeds after expenses were approximately $19.9 million. Additionally, during September 2009, we issued 911,000 common shares under the Plan at an average price of $32.92. Total net proceeds after expenses were approximately $29.9 million.
Item 3. Defaults Upon Senior Securities
There were no reportable events during the quarter ended September 30, 2009.
Item 4. Submission of Matters to a Vote of Security Holders
There were no reportable events during the quarter ended September 30, 2009.
Item 5. Other Information
There were no reportable events during the quarter ended September 30, 2009.
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

ENTERTAINMENT PROPERTIES TRUST

Dated: November 5, 2009	By	/s/ David M. Brain
David M. Brain, President – Chief Executive Officer (Principal Executive Officer)

Dated: November 5, 2009	By	/s/ Mark A. Peterson
Mark A. Peterson, Vice President – Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document

31.1*	Certification of David M. Brain, Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Mark A. Peterson, Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
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