Form 10-K
period 2009-12-31
ENTERTAINMENT PROPERTIES TRUST
filed 2010-03-01
CIK 1045450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 001-13561

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

Yes ☒            No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☐            No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒            No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐            No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐            No  ☒

The aggregate market value of the common shares of beneficial interest (“common shares”) of the registrant held by non-affiliates, based on the closing price on the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the New York Stock Exchange, was $881,273,562.

At February 25, 2010, there were 42,780,270 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2010 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A are incorporated by reference in Part III of this Annual Report on Form 10-K.

CAUTIONARY STATEMENT CONCERNING FORWARD LOOKING STATEMENTS

With the exception of historical information, certain statements contained or incorporated by reference herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements may refer to our financial condition, results of operations, plans, objectives, acquisition or disposition of properties, future expenditures for development projects, capital resources, future financial performance and business. Forward-looking statements are not guarantees of performance. They involve numerous risks, uncertainties and assumptions. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “will be,” “continue,” “hope,” “goal,” “forecast,” “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans” “would,” “may” or other similar expressions in this Annual Report on Form 10-K. In addition, references to our budgeted amounts are forward looking statements. Factors that could materially and adversely affect us include, but are not limited to, the factors listed below:

•	General international, national, regional and local business and economic conditions;

•	Current levels of market volatility are unprecedented;

•	Failure of current governmental efforts to stimulate the economy;

•	The downturn in the credit markets;

•	The failure of a bank to fund a request by us to borrow money;

•	Failure of banks in which we have deposited funds;

•	Defaults in the performance of lease terms by our tenants;

•	Defaults by our customers and counterparties on their obligations owed to us;

•	A borrower’s bankruptcy or default;

•	A significant development project may not be completed as planned;

•	The obsolescence of older multiplex theaters owned by some of our tenants;

•	Risks of operating in the entertainment industry;

•	Our ability to compete effectively;

•	The majority of our megaplex theater properties are leased by a single tenant;

•	A single tenant leases or is the mortgagor of all our ski area investments;

•	A single tenant leases all of our charter schools;

•	Risks associated with use of leverage to acquire properties;

•	Financing arrangements that require lump-sum payments;

•	Our ability to sustain the rate of growth we have had in recent years;

•	Our ability to raise capital;

•	Covenants in our debt instrument that limit our ability to take certain actions;

•	Risks of acquiring and developing properties and real estate companies;

•	The lack of diversification of our investment portfolio;

•	Our continued qualification as a REIT;

•	The ability of our subsidiaries to satisfy their obligations;

•	Financing arrangements that expose us to funding or purchase risks;

•	We have a limited number of employees and the loss of personnel could harm operations;

•	Fluctuations in the value of real estate income and investments;

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

•	Our ability to secure adequate insurance and risk of potential uninsured losses, including from natural disasters;

•	Risks involved in joint ventures;

•	Risks in leasing multi-tenant properties;

•	A failure to comply with the Americans with Disabilities Act or other laws;

•	Risks of environmental liability;

•	Our real estate investments are relatively illiquid;

•	We own assets in foreign countries;

•	Risks associated with owning or financing properties for which the tenant’s or mortgagor’s operations may be impacted by weather conditions and climate change;

•	Risks associated with the ownership of vineyards;

•	Our ability to pay dividends in cash or at current rates;

•	Fluctuations in interest rates;

•	Fluctuations in the market prices for our shares;

•	Certain limits on change in control imposed under law and by our Declaration of Trust and Bylaws;

•	Policy changes obtained without the approval of our shareholders;

•	Equity issuances could dilute the value of our shares;

•	Risks associated with changes in the Canadian exchange rate; and

•	Changes in laws and regulations, including tax laws and regulations.

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

PART I

Item 1. Business

General

Entertainment Properties Trust (“we,” “us,” “our,” “EPR” or the “Company”) was formed on August 22, 1997 as a Maryland real estate investment trust (“REIT”), and an initial public offering of common shares of beneficial interest (“common shares”) was completed on November 18, 1997. EPR develops, owns, leases and finances properties for consumer preferred high-quality businesses. As further explained under “Growth Strategies” below, our investments are guided by a focus on inflection opportunities that are associated with or support enduring uses, excellent executions, attractive economics and an advantageous market position.

We are a self-administered REIT. As of December 31, 2009, our real estate portfolio was comprised of approximately $2.1 billion in assets (before accumulated depreciation). This portfolio includes 95 megaplex theatre properties (including four joint venture properties) located in 33 states, the District of Columbia and Ontario, Canada, nine theatre-anchored entertainment retail centers (including three joint venture properties) located in four states and Ontario, Canada, and land parcels leased to restaurant and retail operators or available for development adjacent to several of our theatre properties. We also own a metropolitan ski area located in Ohio, ten wineries and eight vineyards located in California and Washington and 22 public charter schools located in eight states and the District of Columbia.

As of December 31, 2009, our real estate portfolio of megaplex theatre properties consisted of 7.8 million square feet and was 100% occupied, and our remaining real estate portfolio consisted of 4.1 million square feet and was 92% occupied. The combined real estate portfolio consisted of 11.9 million square feet and was 97% occupied. Our theatre properties are leased to twelve different leading theatre operators. At December 31, 2009, approximately 43% of our megaplex theatre properties were leased to American Multi-Cinema, Inc. (“AMC”), a subsidiary of AMC Entertainment, Inc. (“AMCE”).

As further described in Note 5 to the consolidated financial statements in this Annual Report on Form 10-K, as of December 31, 2009, our real estate mortgage loan portfolio consisted of nine notes receivable with a carrying value of $522.9 million, including related accrued interest and net of a loan loss reserve. Our real estate mortgage loan portfolio at December 31, 2009 includes mortgage notes receivable with a carrying value of $163.3 million, including accrued interest, secured by a water-park anchored entertainment village located in Kansas (the first phase of which opened in July 2009) and two water-parks in Texas. We also have a mortgage note receivable for a planned resort development in Sullivan County, New York with a carrying value of $133.1 million, including accrued interest, and a mortgage note receivable denominated in Canadian dollars that had a carrying value of US $90.9 million at December 31, 2009, including accrued interest and net of a loan loss reserve of US $35.8 million. The Canadian denominated mortgage was provided to a partnership for the purpose of developing a 13 level entertainment retail center in downtown Toronto in Ontario, Canada. The development of this center was completed in May 2008 at a total cost of approximately $330 million Canadian, and contains approximately 330,000 square feet of net rentable area and 25,000 square feet of digital and static signage. We have signed a purchase agreement to acquire this center in early 2010; however, our purchase of this center is subject to various conditions. As a result, we can offer no assurance that this transaction will be completed or that it will be completed on the terms presently contemplated. See Item 7 - “Management Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments” for more information regarding these three mortgage notes receivable. Additionally, we have five mortgage notes receivable with a combined total carrying value of $135.6 million, including accrued interest, secured by ten metropolitan ski areas and related development land covering approximately 6,063 acres located in New Hampshire, Vermont, Missouri, Indiana, Ohio and Pennsylvania.

Our total investments were $2.8 billion at December 31, 2009. Total investments is a non-GAAP financial measure defined herein as the sum of the carrying values of rental properties (before accumulated depreciation), property under development, mortgage notes receivable (including related accrued interest receivable), investment in joint ventures, intangible assets (before accumulated amortization) and notes receivable. Below is a reconciliation of the carrying value of total investments to the consolidated balance sheet at December 31, 2009 (in thousands):

Rental properties, net of accumulated depreciation	$1,854,629
Add back accumulated depreciation on rental properties	258,638
Property under development	12,729
Mortgage notes and related accrued interest receivable, net	522,880
Investment in joint ventures	4,080
Investment in a direct financing lease, net	169,850
Intangible assets, net of accumulated amortization	6,727
Add back accumulated amortization on intangible assets	6,887
Notes receivable and related accrued interest receivable, net	7,204

Total investments	$2,843,624

Management believes that total investments is a useful measure for management and investors as it illustrates across which asset categories the Company’s funds have been invested. Of our total investments of $2.8 billion at December 31, 2009, $2.0 billion or 71% related to megaplex theatres, entertainment retail centers and other retail parcels, and $836.8 million or 29% related to recreational and specialty properties. Furthermore, of the $836.8 million related to recreational and specialty properties, $148.6 million related to metropolitan ski areas, $218.2 million related to vineyards and wineries, $173.6 million related to public charter schools, $163.3 million related to the water-park anchored entertainment village development in Kansas and two Texas water-parks, and $133.1 million related to the planned resort development discussed above. At December 31, 2009, Peak Resorts, Inc. (“Peak”) is the lessee of our metropolitan ski area in Ohio and is the mortgagor on five notes receivable secured by ten metropolitan ski areas and related development land. Similarly, affiliates of Schools, Inc. (“Imagine”) are the lessees of all of our charter schools.

As further described in Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K, during the year ended December 31, 2009, $35.9 million, or approximately 13% of our total revenue was derived from our four entertainment retail centers in Ontario, Canada and the mortgage note receivable secured by property in Canada described above. The Company’s wholly-owned subsidiaries that hold the Canadian entertainment retail centers, third party debt and mortgage note receivable represent approximately $228.6 million or 16% of the Company’s net assets as of December 31, 2009.

We aggregate the financial information of all our investments into one reportable segment because our investments have similar economic characteristics and because we do not internally report and we are not internally organized by investment or transaction type.

We believe destination entertainment, entertainment-related, recreational and specialty properties are important sectors of the real estate industry and that, as a result of our focus on properties in these sectors and the industry relationships of our management, we have a competitive advantage in providing capital to operators of these types of properties. Our principal business objective is to be the nation’s leading destination entertainment, entertainment-related, recreation and specialty real estate company by continuing to acquire, finance or develop high-quality properties. Our investments are generally structured as long-term triple-net leases that require the tenants to pay substantially all expenses associated with the operation and maintenance of the property, or as long-term mortgages with economics similar to our triple-net lease structure.

As discussed below, we believe attractive investment opportunities are available to us that will enable us to continue to grow our asset base. Due to the downturn in the economy and distress in the capital markets, for most of 2009 we were primarily focused on maintaining adequate liquidity and funding our existing commitments. We completed our amended and restated line of credit in June 2009, six months ahead of its maturity, and as conditions became more favorable in the capital markets toward the latter part of 2009 and our cost of capital improved, we began making new investments. Going forward, we will continue to assess the state of the capital markets, our relative cost of capital and our liquidity position in making new investment decisions. For more information regarding our business, including our investments and capital formation, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” including the sections therein titled “Recent Developments” and “Liquidity and Capital Resources.”

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

We expect the development of megaplex theatres to continue in the United States and abroad over the long-term. With the development of the stadium style megaplex theatre as the preeminent format for cinema exhibition, the older generation of smaller sloped theatres has generally experienced a significant downturn in attendance and performance. As a result of the significant capital commitment involved in building megaplex theatres and the experience and industry relationships of our management, we believe we will continue to have opportunities to provide capital to exhibition businesses within the United States and abroad that seek to develop and/or operate these properties. In addition, the recent distress in the credit markets has also created opportunities to buy existing megaplex theatres at higher yields than in the past as certain current owners seek to generate cash.

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

Business Objectives and Strategies

Our long-term primary business objective is to enhance shareholder value by achieving predictable and increasing Funds From Operations (“FFO”) and dividends per share (See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Funds From Operations” for a discussion of FFO), through the acquisition, development and financing of high-quality properties that meet our Five Star Investment Strategy. We intend to achieve this objective by continuing to execute the Growth Strategies, Operating Strategies and Capitalization Strategies described below:

Growth Strategies

As a part of our growth strategy, we will consider acquiring or developing additional megaplex theatre properties, and acquiring or developing single-tenant entertainment, entertainment-related, recreational or specialty properties. We will also consider acquiring or developing additional ERC’s. We may also pursue opportunities to provide mortgage financing for these same property types in certain situations where this structure is more advantageous than owning the underlying real estate.

Our investing strategy centers on five guiding principles which we call our Five Star Investment Strategy:

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

Operating Strategies

Lease Risk Minimization

To avoid initial lease-up risks and produce a predictable income stream, we typically acquire single-tenant properties that are leased under long-term leases. We believe our willingness to make long-term investments in properties offers our tenants financial flexibility and allows tenants to allocate capital to their core businesses. Although we will continue to emphasize single-tenant properties, we have acquired and may continue to acquire multi-tenant properties we believe add shareholder value.

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

Development

We intend to continue developing properties that meet our guiding principles. We generally do not begin development of a single tenant property without a signed lease providing for rental payments during the development period that are commensurate with our level of capital investment. In the case of a multi-tenant development, we generally require a significant amount of the development to be pre-leased prior to construction to minimize lease-up risk. Going forward, we are de-emphasizing the investment in large-scale development projects with other partners in favor of smaller development projects which we control. In addition, to minimize overhead costs and to provide the greatest amount of flexibility, we generally outsource construction management to third party firms.

Capitalization Strategies

Debt and Equity Financing

In 2009 we deleveraged our balance sheet primarily by issuing equity in excess of debt during the year. Our debt to total capitalization ratio (i.e. long-term debt of the Company as a percentage of equity plus total liabilities) was reduced from 48% at December 31, 2008 to 43% at December 31, 2009. We expect to maintain a debt to total capitalization ratio of between 40% and 50% throughout 2010. While deleveraging the balance sheet mitigates the growth in per share results, we believe reduced leverage and an emphasis on liquidity are prudent during the current economic downturn.

Our sources of equity financing consist of the issuance of common shares as well as the issuance of preferred shares (including convertible preferred shares). In addition to larger underwritten registered public offerings of both common and preferred shares, we have also offered shares pursuant to registered public offerings through the direct share purchase component of our Dividend Reinvestment and Direct Share Purchase Plan (“DSP Plan”). While such offerings are generally smaller than a typical underwritten public offering, issuing common shares under the direct share purchase component of our DSP Plan allows us to access capital on a more frequent basis in a cost-effective manner. We expect to opportunistically access the equity markets in the future and, depending primarily on the size and timing of our equity capital needs, may continue to issue shares under the direct share purchase component of our DSP Plan.

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

Employees

As of December 31, 2009, we had 22 full time employees.

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

Risks That May Impact Our Financial Condition or Performance

There can be no assurance as to the impact of the U.S. government’s attempts to stimulate the economy and approve new regulations on the banking system, financial markets, real estate markets and economy as a whole.

In response to the economic crises affecting the banking system, financial markets, real estate markets and our economy as a whole, President Obama signed the American Recovery and Reinvestment Act of 2009 (“ARRA”) into law on February 17, 2009. The administration is also supporting further regulation of the financial industry and various legislative initiatives have been proposed. There can be no assurance what impact the ARRA or other initiatives will have on the banking system, financial markets, real estate markets or the general economy. Although we are not one of the institutions that will be directly affected by the ARRA, and may not be directly affected by those other initiatives should they become law, their ultimate effects on the financial markets and the economy in general could materially and adversely affect our business, financial condition and results of operations, or the trading price of our common stock.

Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing extreme volatility and disruption for more than 12 months. In many cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers. Our plans for growth require regular access to the capital and credit markets. If market disruption and volatility continue or worsen, access to capital and credit markets could be disrupted making growth through acquisitions and development projects difficult or impractical to pursue until such time as markets stabilize.

The downturn in the credit markets has increased the cost of borrowing and has made financing difficult to obtain, each of which may have a material adverse effect on our results of operations and business.

The economic downturn has had an adverse impact on the credit markets and, as a result, credit has become more expensive and difficult to obtain. Some lenders are imposing more stringent restrictions on the terms of credit and there has been a general reduction in the amount of credit available in the markets in which we conduct business, particularly in the mortgage-backed securities market that we have used in the past. The negative impact on the tightening of the credit markets may have a material adverse effect on us resulting from, but not limited to, an inability to finance the acquisition or development of properties on favorable terms, if at all, increased financing costs or financing with increasingly restrictive covenants.

The negative impact of the adverse changes in the credit markets on the real estate sector generally or our inability to obtain financing on favorable terms, if at all, may have a material adverse effect on our results of operations, business, financial condition or performance.

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

We depend on leasing space to tenants on economically favorable terms and collecting rent from our tenants, who may not be able to pay.

At any time, a tenant may experience a downturn in its business that may weaken its financial condition. Similarly, a general decline in the economy may result in a decline in demand for space at our commercial properties. Our financial results depend significantly on leasing space at our properties to tenants on economically favorable terms. In addition, because a majority of our income comes from leasing real property, our income, funds available to pay indebtedness and funds available for distribution to our shareholders will decrease if a significant number of our tenants cannot pay their rent or if we are not able to maintain our levels of occupancy on favorable terms. If tenants of a property cannot pay their rent or we are not able to maintain our levels of occupancy on favorable terms, there is also a risk that the fair value of the underlying property will be considered less than its carrying value and we may have to take a charge against earnings. In addition, if a tenant does not pay its rent, we might not be able to enforce our rights as landlord without delays and might incur substantial legal costs.

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

We could be adversely affected by a borrower’s bankruptcy or default.

If a borrower becomes bankrupt or insolvent or defaults under its loan, that could force us to declare a default and foreclose on any available collateral. As a result, future interest income recognition related to the applicable note receivable could be significantly reduced or eliminated. There is also a risk that the fair value of the collateral, if any, will be less than the carrying value of the note and accrued interest receivable at the time of a foreclosure and we may have to take a charge against earnings. If a property serves as collateral for a note, we may experience costs and delays in recovering the property in foreclosure or finding a substitute operator for the property. If a mortgage we hold is subordinated to senior financing secured by the property, our recovery would be limited to any amount remaining after satisfaction of all amounts due to the holder of the senior financing. In addition, to protect our subordinated investment, we may desire to refinance any senior financing. However, there is no assurance that such refinancing would be available or, if it were to be available, that the terms would be attractive.

We previously made several investments with a developer, including a significant loan commitment on a planned resort development. There can be no assurance that the resort development will be completed or that the deterioration of the developer’s financial condition or sources of liquidity will not have a material adverse effect on the resort development or our other investments with the developer.

Concord Resorts, LLC (“Concord Resorts”) owes us in excess of $133.1 million pursuant to a secured first mortgage loan related to a planned resort development in Sullivan County, New York. Our commitment to advance additional funds is no longer applicable due to the developer’s continuing inability to meet the required terms. Concord Resorts has ceased making interest payments to us as contractually obligated under the loan agreement and is therefore in default. Because the resort development is delayed indefinitely, there can be no assurance that our investment in Concord Resorts (the net carrying value of which was $133.1 million at September 30, 2009) may not be subject to an impairment loss, which could result in a material adverse impact on our financial condition and results of operations.

In addition, Concord Resorts is controlled by Louis Cappelli, a real estate developer with whom we have several other investments, including the entertainment retail centers in New Rochelle, New York and White Plains, New York and $30 million of loans to Mr. Cappelli and his affiliates. During the quarter ended September 30, 2009, we recorded an impairment charge for our interest in the White Plains entertainment retail center of $35.8 million, and have established a $28.0 million loan loss reserve on impaired loans to Mr. Cappelli and his affiliates. On December 31, 2009, we filed a petition with the Western District of Missouri seeking payment of amounts due under the various loans to Mr. Cappelli and his affiliates, including Concord Resorts, and a declaratory judgment that we have no obligation to make an additional advance to Concord Resorts under any prior loan commitment. There can be no assurance that the cancellation or indefinite delay of the Concord Resorts development, or the deterioration of Mr. Cappelli’s financial condition or sources of liquidity, would not have a material adverse effect on our investments with Mr. Cappelli and our ability to collect amounts due under the loans to Mr. Cappelli and his affiliates.

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

Operating risks in the entertainment industry may affect the ability of our tenants to perform under their leases.

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

Real estate is a competitive business.

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

A single tenant represents a substantial portion of our lease revenues.

Approximately 43% of our megaplex theatre properties are leased to AMC, one of the nation’s largest movie exhibition companies. AMCE has guaranteed AMC’s performance under substantially all of their leases. We have diversified and expect to continue to diversify our real estate portfolio by entering into lease transactions with a number of other leading operators. Nevertheless, our revenues and our continuing ability to pay shareholder dividends are currently substantially dependent on AMC’s performance under its leases and AMCE’s performance under its guarantee.

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

A single tenant leases or is the mortgagor of all our investments related to metropolitan ski areas and a single tenant leases all of our charter schools.

Peak is the lessee of our metropolitan ski area in Ohio and is the mortgagor on five notes receivable secured by ten metropolitan ski areas and related development land. Similarly, Imagine is the lessee of all of our charter schools. If Peak failed to perform under its lease and mortgage loan obligations, and/or Imagine failed to perform under its master lease, we may need to reduce our shareholder dividends and may not have sufficient funds to support operations until substitute operators are obtained. If that happened, we cannot predict when or whether we could obtain quality substitute tenants or mortgagors on acceptable terms.

There are risks inherent in having indebtedness and the use of such indebtedness to fund acquisitions.

We currently utilize debt to fund portions of our operations and acquisitions. In a rising interest rate environment, the cost of our variable rate debt and any new variable rate debt will increase. We have used leverage to acquire properties and expect to continue to do so in the future. Although the use of leverage is common in the real estate industry, our use of debt exposes us to some risks. If a significant number of our tenants fail to make their lease payments and we don’t have sufficient cash to pay principal and interest on the debt, we could default on our debt obligations. A substantial amount of our debt financing is secured by mortgages on our properties. If we fail to meet our mortgage payments, the lenders could declare a default and foreclose on those properties. In addition, if the tenants of properties in the borrowing bases of our revolving credit facility or term loans default on their leases or mortgage obligations, or if the properties otherwise fail to qualify for inclusion in the borrowing bases, that could trigger pay-down requirements and may limit the amounts we are able to borrow under the credit facility and the term loans in the future.

Most of our debt instruments contain balloon payments which may adversely impact our financial performance and our ability to pay distributions.

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

We have grown rapidly through acquisitions and other investments. We may not be able to maintain this rapid growth and our failure to do so could adversely affect our share price.

We have experienced rapid growth in recent years. We may not be able to maintain a similar rate of growth in the future or manage our growth effectively. Our failure to do so may have a material adverse effect on our share price.

We must obtain new financing in order to grow.

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

Covenants in our debt instruments could adversely affect our financial condition and our acquisitions and development activities.

The mortgages on our properties contain customary covenants such as those that limit our ability, without the prior consent of the lender, to further mortgage the applicable property or to discontinue insurance coverage. Our revolving credit facility, our term loan and other loans that we may obtain in the future contain certain cross-default provisions as well as customary restrictions, requirements and other limitations on our ability to incur indebtedness, including covenants that limit our ability to incur debt based upon the level of our ratio of total debt to total assets, our ratio of secured recourse debt to total assets, our ratio of EBITDA to interest expense and fixed charges. Our ability to borrow under our credit facilities and our term loan is also subject to compliance with certain other covenants. In addition, failure to comply with our covenants could cause a default under the applicable debt instrument, and we may then be required to repay such debt with capital from other sources. Under those circumstances, other sources of capital may not be available to us, or be available only on unattractive terms. Additionally, our ability to satisfy current or prospective lenders’ insurance requirements may be adversely affected if lenders generally insist upon greater insurance coverage against acts of terrorism than is available to us in the marketplace or on commercially reasonable terms.

We rely on debt financing, including borrowings under our revolving credit facility, our term loan and debt secured by individual properties, to finance our acquisition and development activities and for working capital. If we are unable to obtain financing from these or other sources, or to refinance existing indebtedness upon maturity, our financial condition and results of operations would likely be adversely affected.

We may acquire or develop properties or acquire other real estate related companies and this may create risks.

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

Our real estate investments are concentrated in entertainment, entertainment-related and recreational properties and a significant portion of those investments are in megaplex theatre properties, making us more vulnerable economically than if our investments were more diversified.

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

If we fail to qualify as a REIT, we would be taxed as a corporation, which would substantially reduce funds available for payment of dividends to our shareholders.

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

We depend on dividends and distributions from our direct and indirect subsidiaries. The creditors of these subsidiaries are entitled to amounts payable to them by the subsidiaries before the subsidiaries may pay any dividends or distributions to us.

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

Our development financing arrangements expose us to funding and purchase risks.

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

We had 22 full-time employees as of December 31, 2009 and, therefore, the impact we may feel from the loss of an employee may be greater than the impact such a loss would have on a larger organization. We are dependent on the efforts of the following individuals: David M. Brain, our President and Chief Executive Officer; Gregory K. Silvers, our Vice President, Chief Operating Officer, General Counsel and Secretary; Mark A. Peterson, our Vice President and Chief Financial Officer; Morgan G. Earnest, our Vice President and Chief Investment Officer and Michael L. Hirons, our Vice President - Finance. While we believe that we could find replacements for our personnel, the loss of their services could harm our operations and adversely affect the value of our common shares.

Risks That Apply to our Real Estate Business

Real estate income and the value of real estate investments fluctuate due to various factors.

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

There are risks associated with owning and leasing real estate.

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

•	The risk that changes in economic conditions or real estate markets may adversely affect the value of our properties
•	The risk that local conditions could adversely affect the value of our properties
•	We may not always be able to lease properties at favorable rates or certain tenants may require significant capital expenditures by us to conform existing properties to their requirements.
•	We may not always be able to sell a property when we desire to do so at a favorable price
•	Changes in tax, zoning or other laws could make properties less attractive or less profitable

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

Some potential losses are not covered by insurance.

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

Joint ventures may limit flexibility with jointly owned investments.

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

Our multi-tenant properties expose us to additional risks.

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

Failure to comply with the Americans with Disabilities Act and other laws could result in substantial costs.

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

Potential liability for environmental contamination could result in substantial costs.

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

These costs could be substantial and in extreme cases could exceed the value of the contaminated property. The presence of hazardous substances or petroleum products or the failure to properly remediate contamination may adversely affect our ability to borrow against, sell or lease an affected property. In addition, some environmental laws create liens on contaminated sites in favor of the government for damages and costs it incurs in connection with a contamination. Most of our loan agreements require the Company or a subsidiary to indemnify the lender against environmental liabilities. Our leases require the tenants to operate the properties in compliance with environmental laws and to indemnify us against environmental liability arising from the operation of the properties. We believe all of our properties are in material compliance with environmental laws. However, we could be subject to strict liability under environmental laws because we own the properties. There is also a risk that tenants may not satisfy their environmental compliance and indemnification obligations under the leases. Any of these events could substantially increase our cost of operations, require us to fund environmental indemnities in favor of our lenders, limit the amount we could borrow under our revolving credit facility and term loan, and reduce our ability to service our debt and pay dividends to shareholders.

Real estate investments are relatively non-liquid.

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

There are risks in owning assets outside the United States.

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

Additionally, we have made small initial investments in projects located in China and may enter other international markets, which may have similar risks as described above as well as unique risks associated with a specific country.

There are risks in owning or financing properties for which the tenant’s or mortgagor’s operations may be impacted by weather conditions and climate change.

We have acquired and financed metropolitan ski areas as well as vineyards and wineries, and may continue to do so in the future. The operators of these properties, our tenants or mortgagors, are dependent upon the operations of the properties to pay their rents and service their loans. The ski area operator’s ability to attract visitors is influenced by weather conditions and climate change in general, each of which may impact the amount of snowfall during the ski season. Adverse weather conditions may discourage visitors from participating in outdoor activities. In addition, unseasonably warm weather may result in inadequate natural snowfall, which increases the cost of snowmaking, and could render snowmaking wholly or partially ineffective in maintaining quality skiing conditions. Excessive natural snowfall may materially increase the costs incurred for grooming trails and may also make it difficult for visitors to obtain access to the ski resorts. Prolonged periods of adverse weather conditions, or the occurrence of such conditions during peak visitation periods, could have a material adverse effect on the operator’s financial results and could impair the ability of the operator to make rental payments or service our loans.

The ability to grow quality wine grapes and a sufficient quantity of wine grapes is influenced by weather conditions and climate change. Droughts, freezes and other weather conditions or phenomena, such as “El Nino,” may adversely affect the timing, quality or quantity of wine grape harvests, and this can have a material adverse effect on the operating results of our vineyard and winery operators. In these circumstances, the ability of our tenants to make rental payments or service our loans could be impaired.

Wineries and vineyards are subject to a number of risks associated with the agricultural industry.

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

We cannot assure you we will continue paying cash dividends at current rates.

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

Market interest rates may have an effect on the value of our shares.

One of the factors that investors may consider in deciding whether to buy or sell our common shares or preferred shares is our dividend rate as a percentage of our share price, relative to market interest rates. If market interest rates increase, prospective investors may desire a higher dividend on our common shares or seek securities paying higher dividends or interest.

Market prices for our shares may be affected by perceptions about the financial health or share value of our tenants and mortgagors or the performance of REIT stocks generally.

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

Limits on changes in control may discourage takeover attempts which may be beneficial to our shareholders.

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

We may change our policies without obtaining the approval of our shareholders.

Our operating and financial policies, including our policies with respect to acquiring or financing real estate or other companies, growth, operations, indebtedness, capitalization and dividends, are exclusively determined by our Board of Trustees. Accordingly, our shareholders do not control these policies.

Dilution could affect the value of our shares.

Our future growth will depend in part on our ability to raise additional capital. If we raise additional capital through the issuance of equity securities, the interests of holders of our common shares could be diluted. Likewise, our Board of Trustees is authorized to cause us to issue preferred shares in one or more series, the holders of which would be entitled to dividends and voting and other rights as our Board of Trustees determines, and which could be senior to or convertible into our common shares. Accordingly, an issuance by us of preferred shares could be dilutive to or otherwise adversely affect the interests of holders of our common shares. As of December 31, 2009, our Series C preferred shares are convertible, at each of the holder’s option, into our common shares at a conversion rate of 0.3572 common shares per $25.00 liquidation preference, which is equivalent to a conversion price of approximately $69.99 per common share (subject to adjustment in certain events). Additionally, as of December 31, 2009, our Series E preferred shares are convertible, at each of the holder’s option, into our common shares at a conversion rate of 0.4512 common shares per $25.00 liquidation preference, which is equivalent to a conversion price of approximately $55.41 per common share (subject to adjustment in certain events). Depending upon the number of Series C and Series E preferred shares being converted at one time, a conversion of Series C and Series E preferred shares could be dilutive to or otherwise adversely affect the interests of holders of our common shares.

Changes in foreign currency exchange rates may have an impact on the value of our shares.

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

Tax reform could adversely affect the value of our shares.

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

Item 2. Properties

As of December 31, 2009, our real estate portfolio consisted of 95 megaplex theatre properties and various restaurant, retail and other properties located in 33 states, the District of Columbia and Ontario, Canada. Except as otherwise noted, all of the real estate investments listed below are owned or ground leased directly by us. The following table lists our properties, their locations, acquisition dates, number of theatre screens, number of seats, gross square footage, and the tenant.

Property	Location	Acquisition date	Screens	Seats	Building (gross sq. ft)	Tenant
Megaplex Theatre Properties:
Grand 24 (8)	Dallas, TX	11/97	24	5,067	98,175	AMC
Mission Valley 20 (1) (8)	San Diego, CA	11/97	20	4,361	84,352	AMC
Promenade 16 (8)	Los Angeles, CA	11/97	16	2,860	129,822	AMC
Ontario Mills 30 (8)	Ontario, CA	11/97	30	5,469	131,534	AMC
Lennox 24 (1) (8)	Columbus, OH	11/97	24	4,412	98,261	AMC
West Olive 16 (8)	Creve Coeur, MO	11/97	16	2,817	60,418	AMC
Studio 30 (8)	Houston, TX	11/97	30	6,032	136,154	AMC
Huebner Oaks 24 (8)	San Antonio, TX	11/97	24	4,400	96,004	AMC
First Colony 24 (1) (29)	Sugar Land, TX	11/97	24	5,098	107,690	AMC
Oakview 24 (9) (30)	Omaha, NE	11/97	24	5,098	107,402	AMC
Leawood Town Center 20 (31)	Leawood, KS	2/98	20	2,995	75,224	AMC
Gulf Pointe 30 (2) (34)	Houston, TX	3/98	30	6,008	130,891	AMC
South Barrington 30 (35)	South Barrington, IL	3/98	30	6,210	130,757	AMC
Cantera 30 (2) (4)	Warrenville, IL	4/98	30	6,210	130,757	AMC
Mesquite 30 (2) (33)	Mesquite, TX	4/98	30	6,008	130,891	AMC
Hampton Town Center 24 (37)	Hampton, VA	6/98	24	5,098	107,396	AMC
Raleigh Grand 16 (3)	Raleigh, NC	8/98	16	2,596	51,450	Carolina Cinemas
Pompano 18 (3)	Pompano Beach, FL	11/98	18	3,424	73,637	Muvico
Paradise 24 (22)	Davie, FL	11/98	24	4,180	96,497	Cinemark
Boise Stadium 21 (1) (3)	Boise, ID	12/98	21	4,734	140,300	Regal
Aliso Viejo Stadium 20 (21)	Aliso Viejo, CA	12/98	20	4,352	98,557	Regal
Westminster 24 (6)	Westminster, CO	6/99	24	4,812	89,260	AMC
Woodridge 18 (2) (9)	Woodridge, IL	6/99	18	4,384	82,000	AMC
Cary Crossroads 20 (9)	Cary, NC	12/99	20	3,936	77,475	Regal
Tampa Starlight 20 (9)	Tampa, FL	1/00	20	3,928	84,000	Muvico
Palm Promenade 24 (9)	San Diego, CA	2/00	24	4,586	88,610	AMC
Elmwood Palace 20 (9)	Harahan, LA	3/02	20	4,357	90,391	AMC
Hammond Palace 10 (9)	Hammond, LA	3/02	10	1,531	39,850	AMC
Houma Palace 10 (9)	Houma, LA	3/02	10	1,871	44,450	AMC
Westbank Palace 16 (9)	Harvey, LA	3/02	16	3,176	71,607	AMC
Clearview Palace 12 (1)(9)	Metairie, LA	3/02	12	2,495	70,000	AMC
Olathe Studio 30 (9)	Olathe, KS	6/02	30	5,731	100,000	AMC
Forum 30 (9)	Sterling Heights, MI	6/02	30	5,041	107,712	AMC
Cherrydale 16 (9)	Greenville, SC	6/02	16	2,744	52,800	Regal
Livonia 20 (9)	Livonia, MI	8/02	20	3,808	76,106	AMC
Hoffman Town Centre 22 (1)(9)	Alexandria, VA	10/02	22	4,150	132,903	AMC
Colonel Glenn 18 (3)	Little Rock, AR	12/02	18	4,122	79,330	Rave Cinemas
AmStar Cinema 16 (16)	Macon, GA	3/03	16	2,950	66,400	Southern
Star Southfield 20 (8)	Southfield, MI	5/03	20	7,000	112,119	AMC
Southwind 12 (27)	Lawrence, KS	6/03	12	2,481	42,497	Wallace
Veterans 24 (10)	Tampa, FL	6/03	24	4,580	94,774	AMC
New Roc City 18 and IMAX (11)	New Rochelle, NY	10/03	18	3,400	103,000	Regal
Harbour View Grande 16 (8)	Suffolk, VA	11/03	16	3,036	61,500	Regal
Columbiana Grande 14 (13)	Columbia, SC	11/03	14	3,000	56,705	Regal
The Grande 18	Hialeah, FL	12/03	18	4,900	77,400	Cobb
Mississauga 16 (7) (49)	Mississauga, ON	3/04	16	3,856	92,971	AMC
Oakville 24 (7) (49)	Oakville, ON	3/04	24	4,772	89,290	AMC
Whitby 24 (7) (49)	Whitby, ON	3/04	24	4,688	89,290	AMC
Kanata 24 (7) (49)	Kanata, ON	3/04	24	4,764	89,290	AMC
Mesa Grand 24 (20)	Mesa, AZ	3/04	24	4,530	94,774	AMC
Deer Valley 30 (3)	Phoenix, AZ	3/04	30	5,877	113,768	AMC
Hamilton 24 (3)	Hamilton, NJ	3/04	24	4,268	95,466	AMC

Subtotal Megaplex Theatres, carried over to next page			1,109	222,203	4,781,907

Property	Location	Acquisition date	Screens	Seats	Building (gross sq. ft)	Tenant
Megaplex Theatre Properties:
Subtotal from previous page	n/a	n/a	1,109	222,203	4,781,907	n/a
Grand Prairie 18 (8)	Peoria, IL	7/04	18	4,063	82,330	Rave Review Cinemas
Lafayette Grand 16 (1) (17)	Lafayette, LA	7/04	16	2,744	61,579	Southern
Northeast Mall 18 (19)	Hurst, TX	11/04	18	3,886	94,000	Rave Cinemas
The Grand 18 (24)	D’Iberville, MS	12/04	18	2,984	48,000	Southern
Avenue 16 (8)	Melbourne, FL	12/04	16	3,600	75,850	Rave Review Cinemas
Mayfaire Cinema 16 (14)	Wilmington, NC	2/05	16	3,050	57,338	Regal
East Ridge 18 (32)	Chattanooga, TN	3/05	18	4,133	82,330	Rave Review Cinemas
Burbank 16 (12)	Burbank, CA	3/05	16	4,232	86,551	AMC
ShowPlace 12 (26)	Indianapolis, IN	6/05	12	2,200	45,270	Kerasotes
The Grand 14 (8)	Conroe, TX	6/05	14	2,400	45,000	Southern
The Grand 18 (28)	Hattiesburg, MS	9/05	18	2,675	57,367	Southern
Auburn Stadium 10 (5)	Auburn, CA	12/05	10	1,573	32,185	Regal
Arroyo Grande Stadium 10 (2) (18)	Arroyo Grande, CA	12/05	10	1,714	34,500	Regal
Modesto Stadium 10 (15)	Modesto, CA	12/05	10	1,885	38,873	Regal
Manchester Stadium 16 (25)	Fresno, CA	12/05	16	3,860	80,600	Regal
Firewheel 18 (36)	Garland, TX	3/06	18	3,156	72,252	AMC
Columbia 14 (1) (8)	Columbia, MD	3/06	14	2,512	77,731	AMC
White Oak Village Cinema 14 (8)	Garner, NC	4/06	14	2,626	50,810	Regal
The Grand 18 (1) (8)	Winston Salem, NC	7/06	18	3,496	75,605	Southern
Valley Bend 18 (8)	Huntsville, AL	8/06	18	4,150	90,200	Rave Review Cinemas
Cityplace 14	Kalamazoo, MI	11/06	14	2,770	70,000	Rave Review Cinemas
Bayou 15 (8)	Pensacola, FL	12/06	15	3,361	74,400	Rave Review Cinemas
The Grand 16 (1) (39)	Slidell, LA	12/06	16	2,750	62,300	Southern
City Center 15: Cinema de Lux (23)	White Plains, NY	5/07	15	3,500	80,000	National Amusements
Pier Park Grand 16 (8)	Panama City Beach, FL	5/07	16	3,496	75,605	Southern
Kalispell Stadium 14 (8)	Kalispell, MT	8/07	14	2,000	44,650	Signature
Four Seasons Station Grand 18 (1) (8)	Greensboro, NC	11/07	18	3,343	74,517	Southern
Glendora 12 (1)	Glendora, CA	10/08	12	2,264	50,710	AMC
Ann Arbor 20	Ypsilanti, MI	12/09	20	5,602	131,098	Rave Cinemas
Buckland Hills 18	Manchester, CT	12/09	18	4,317	87,700	Rave Cinemas
Centreville 12	Centreville, VA	12/09	12	3,094	73,500	Rave Cinemas
Davenport 18	Davenport, IA	12/09	18	3,772	93,755	Rave Cinemas
Fairfax Corner 14	Fairfax, VA	12/09	14	3,544	74,689	Rave Cinemas
Flint West 14	Flint, MI	12/09	14	3,493	85,911	Rave Cinemas
Hazlet 12	Hazlet, NJ	12/09	12	3,000	58,300	Rave Cinemas
Huber Heights 16	Huber Heights, OH	12/09	16	3,511	95,830	Rave Cinemas
North Haven 12	North Haven, CT	12/09	12	2,704	70,195	Rave Cinemas
Preston Crossings 16	Okolona, KY	12/09	16	3,264	79,453	Rave Cinemas
Ritz Center 16	Voorhees, NJ	12/09	16	3,098	62,658	Rave Cinemas
Stonybrook 20	Louisville, KY	12/09	20	3,194	84,202	Rave Cinemas
The Greene 14	Beaver Creek, OH	12/09	14	3,211	73,634	Rave Cinemas
West Springfield 15	West Springfield, MA	12/09	15	3,775	111,166	Rave Cinemas
Western Hills 14	Cincinnati, OH	12/09	14	3,152	63,829	Rave Cinemas

Subtotal Megaplex Theatres			1,768	359,357	7,848,380

Property	Location	Acquisition date	Screens	Seats	Building (gross sq. ft)	Tenant
Retail, Restaurant and Other Properties:
On The Border (8)	Mesquite, TX	1/99	—	—	6,683	Brinker International
Texas Roadhouse (8)	Mesquite, TX	1/99	—	—	6,400	Texas Roadhouse
Westminster Promenade (8)	Westminster, CO	6/99	—	—	135,226	Multi-Tenant
Texas Land & Cattle (8)	Houston, TX	5/00	—	—	7,733	Tx.C.C., Inc.
Wing Factory (8)	Houston, TX	5/00	—	—	6,575	Wing Factory
Cheddar’s Casual Cafe (8)	Mesquite, TX	5/00	—	—	7,918	Cheddars
Cherrydale Shops (9)	Greenville, SC	6/02	—	—	10,000	Multi-Tenant
Johnny Carino’s (8)	Mesquite, TX	3/03	—	—	6,200	Kona Rest. Group, Inc.
Star Southfield Center(8)	Southfield, MI	5/03	—	—	48,478	Multi-Tenant
New Roc City (11)	New Rochelle, NY	10/03	—	—	343,809	Multi-Tenant
Harbour View Station(8)	Suffolk, VA	11/03	—	—	21,416	Multi-Tenant
Kanata Entertainment Centrum (7) (49)	Kanata, ON	3/04	—	—	308,089	Multi-Tenant
Mississauga Entertainment Centrum (7) (49)	Mississauga, ON	3/04	—	—	89,777	Multi-Tenant
Oakville Entertainment Centrum (7) (49)	Oakville, ON	3/04	—	—	134,222	Multi-Tenant
Whitby Entertainment Centrum (7) (49)	Whitby, ON	3/04	—	—	124,620	Multi-Tenant
V-Land (8)	Warrenville, IL	7/04	—	—	11,755	V-Land Warrenville
Stir Crazy (8)	Warrenville, IL	11/04	—	—	7,500	Stir Crazy Café
Burbank Village (12)	Burbank, CA	3/05	—	—	34,713	Multi-Tenant
La Cantina (8)	Houston, TX	8/05	—	—	9,000	La Cantina Gulf Fwy, Inc.
Mad River Mountain (37)(40)	Bellefontaine, OH	11/05	—	—	48,427	Mad River Mountain
Vacant (formerly Sizzler)	Arroyo Grande, CA	12/05	—	—	5,850	Vacant
Havens Wine Cellars (41) (38)	Yountville, CA	12/06	—	—	11,960	Vacant
Rack and Riddle (38) (42)	Hopland, CA	4/07	—	—	76,000	Rb Wine Associates
City Center at White Plains (23)	White Plains, NY	5/07	—	—	317,943	Multi-Tenant
Austell Promenade (8)	Austell, GA	7/07	—	—	18,410	East-West Promenade
Cosentino Wineries (44)	Pope Valley, Lockeford and Clements, CA	8/07	—	—	71,540	Vacant
EOS Estate Winery (43)	Pasa Robles, CA	8/07	—	—	120,000	Sapphire Wines
Imagine College Prep	St. Louis, MO	10/07	—	—	103,000	Imagine Schools, Inc.
East Mesa Charter Elementary	Mesa, AZ	10/07	—	—	45,214	Imagine Schools, Inc.
Rosefield Charter Elementary	Surprise, AZ	10/07	—	—	45,578	Imagine Schools, Inc.
Academy of Columbus	Columbus, OH	10/07	—	—	71,949	Imagine Schools, Inc.
South Lake Charter Elementary	Clermont, FL	10/07	—	—	39,956	Imagine Schools, Inc.
Renaissance Public School Academy	Mt. Pleasant, MI	10/07	—	—	36,278	Imagine Schools, Inc.
100 Academy of Excellence	Las Vegas, NV	10/07	—	—	59,060	Imagine Schools, Inc.
Imagine Charter Elementary	Phoenix, AZ	10/07	—	—	47,186	Imagine Schools, Inc.
Groveport Community School	Groveport, OH	10/07	—	—	66,420	Imagine Schools, Inc.
Harvard Avenue Charter School	Cleveland, OH	10/07			57,652	Imagine Schools, Inc.
Hope Community Charter School	Washington, DC	10/07	—	—	34,962	Imagine Schools, Inc.
Marietta Charter School	Marietta, GA	10/07	—	—	24,503	Imagine Schools, Inc.
Crotched Mountain	Bennington, NH	2/08	—	—	34,100	Crotched Mountain
Buena Vista Winery & Vineyards (38) (45)	Sonoma, CA	6/08	—	—	105,735	Ascentia Wine Estates
Columbia Winery (38) (46)	Sunnyside, WA	6/08	—	—	35,880	Ascentia Wine Estates
Gary Farrell Winery (38) (47)	Healdsburg, CA	6/08	—	—	21,001	Ascentia Wine Estates
Geyser Peak Winery & Vineyards (38) (48)	Geyserville, CA	6/08	—	—	360,813	Ascentia Wine Estates
Academy of Academic Success	St. Louis, MO	6/08	—	—	66,644	Imagine Schools, Inc.
Academy of Careers Elementary	St. Louis, MO	6/08	—	—	43,975	Imagine Schools, Inc.

Subtotal Retail, Restaurant and Other Properties, carried over to next page			—	—	3,290,150

Property	Location	Acquisition date	Screens	Seats	Building (gross sq. ft)	Tenant
Retail, Restaurant and Other Properties:
Subtotal from previous page	n/a	n/a	—	—	3,290,150	n/a
Academy of Careers Middle School	St. Louis, MO	6/08	—	—	56,213	Imagine Schools, Inc.
Academy of Environmental Science & Math	St. Louis, MO	6/08	—	—	153,000	Imagine Schools, Inc.
International Academy of Mableton	Mableton, GA	6/08	—	—	43,188	Imagine Schools, Inc.
Master Academy	Fort Wayne, IN	6/08	—	—	161,500	Imagine Schools, Inc.
Renaissance Academy (Kensington Campus)	Kansas City, MO	6/08	—	—	53,763	Imagine Schools, Inc.
Renaissance Academy (Wallace Campus)	Kansas City, MO	6/08	—	—	79,940	Imagine Schools, Inc.
Romig Road Community School	Akron, OH	6/08	—	—	40,400	Imagine Schools, Inc.
Wesley International Academy	Atlanta, GA	6/08	—	—	40,358	Imagine Schools, Inc.
Harbour View Marketplace	Suffolk, VA	6/09	—	—	80,280	Multi-Tenant
Carneros Vintners Custom Crush (50)	Sonoma, CA	10/09	—	—	58,292	Carneros Vintners, Inc.

Subtotal Retail, Restaurant and Other Properties			—	—	4,057,084

Total			1,768	359,357	11,905,464

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

(3)	Property is included as security for $72.8 million in mortgage notes payable.
(4)	Property is included in the Atlantic-EPR I joint venture.
(5)	Property is included as security for a $6.2 million mortgage notes payable.
(6)	Property is included as security for a $11.8 million mortgage note payable.
(7)	Property is included as security for a $102.0 million mortgage note payable.
(8)	Property is included in the borrowing base for a $215.0 million revolving credit facility.
(9)	Property is included as security for $119.4 million mortgage notes payable.
(10)	Property is included in the Atlantic-EPR II joint venture.
(11)	Property is included as security for a $60.7 million mortgage note payable and $4.0 million credit facility.
(12)	Property is included as security for a $33.8 million mortgage note payable.
(13)	Property is included as security for a $7.9 million mortgage note payable.
(14)	Property is included as security for a $7.4 million mortgage note payable.
(15)	Property is included as security for a $4.7 million mortgage note payable.
(16)	Property is included as security for a $6.2 million mortgage note payable.
(17)	Property is included as security for a $8.7 million mortgage note payable.
(18)	Property is included as security for a $4.8 million mortgage note payable.
(19)	Property is included as security for a $14.1 million mortgage note payable.
(20)	Property is included as security for a $15.0 million mortgage note payable.
(21)	Property is included as security for a $20.4 million mortgage note payable.
(22)	Property is included as security for a $20.4 million mortgage note payable.
(23)	Property is included as security for a $113.3 million mortgage note payable and $5.0 million credit facility.
(24)	Property is included as security for a $11.0 million mortgage note payable.
(25)	Property is included as security for a $11.3 million mortgage note payable.
(26)	Property is included as security for a $4.9 million mortgage note payable.
(27)	Property is included as security for a $4.6 million mortgage note payable.
(28)	Property is included as security for a $9.9 million mortgage note payable.
(29)	Property is included as security for a $17.7 million mortgage note payable.
(30)	Property is included as security for a $15.3 million mortgage note payable.
(31)	Property is included as security for a $14.7 million mortgage note payable.
(32)	Property is included as security for a $12.1 million mortgage note payable.
(33)	Property is included as security for a $21.0 million mortgage note payable.

(34)	Property is included as security for a $24.8 million mortgage note payable.
(35)	Property is included as security for a $25.6 million mortgage note payable.
(36)	Property is included as security for a $16.7 million mortgage note payable
(37)	Property is included as security for a $117.6 million term loan payable.
(38)	Property is included as security under the $160.0 million credit facility.
(39)	Property is included as security for $10.6 million bond payable.
(40)	Property includes approximately 324 acres of land.
(41)	Property includes approximately 10 acres of land.
(42)	Property includes approximately 35 acres of land.
(43)	Property includes approximately 60 acres of land.
(44)	Property includes approximately 225 acres of land.
(45)	Property includes approximately 693 acres of land.
(46)	Property includes approximately 17 acres of land.
(47)	Property includes approximately 23 acres of land.
(48)	Property includes approximately 207 acres of land.
(49)	Property is located in Ontario, Canada
(50)	Property includes approximately 20 acres of land.

As of December 31, 2009, our portfolio of megaplex theatre properties consisted of 7.8 million square feet and was 100% occupied, and our portfolio of retail, restaurant and other properties consisted of 4.1 million square feet and was 92% occupied. The combined portfolio consisted of 11.9 million square feet and was 97% occupied. For the year ended December 31, 2009, approximately 73% of our rental revenue and 60% of total revenue was derived from theatre tenants. The following table sets forth information regarding EPR’s megaplex theatre portfolio as of December 31, 2009 (dollars in thousands). This data does not include the two megaplex theatre properties held by our unconsolidated joint ventures.

Megaplex Theatre Portfolio
Year	Total Number of Leases Expiring	Square Footage	Revenue for the Year Ended December 31, 2009 (1)	% of Rental Revenue
2010	4	443,883	$11,399	7.0%
2011	4	390,837	9,510	5.9%
2012	3	290,316	7,177	4.4%
2013	4	499,935	14,200	8.7%
2014	-	-	-	-
2015	-	-	-	-
2016	2	189,519	3,911	2.5%
2017	3	224,497	4,592	2.8%
2018	5	491,044	13,207	8.1%
2019	7	647,264	21,444	13.2%
2020	7	415,753	8,783	5.4%
2021	3	218,023	6,740	4.1%
2022	9	636,822	15,828	9.7%
2023	2	129,181	2,361	1.5%
2024	9	754,472	17,165	10.6%
2025	7	452,191	13,672	8.4%
2026	5	347,710	7,132	4.4%
2027	3	194,772	3,939	2.4%
2028	1	50,710	1,044	0.6%
2029	15	1,245,920	532	0.3%

	93	7,622,849	$162,636	100.0%

(1)	Consists of rental revenue and tenant reimbursements.

Our properties are located in 33 states, the District of Columbia and in the Canadian province of Ontario. The following table sets forth certain state-by-state and Ontario, Canada information regarding our real estate portfolio as of December 31, 2009 (dollars in thousands). This data does not include the two theatre properties owned by our unconsolidated joint ventures.

Location	Building (gross sq. ft)	Revenue for the year ended December 31, 2009 (1)	% of Rental Revenue
California	1,722,198	$41,921	18.8%
Ontario, Canada	1,017,549	35,669	16.0%
Texas	961,566	22,748	10.2%
New York	844,752	21,798	9.8%
Michigan	631,424	11,335	5.1%
Florida	557,389	12,669	5.7%
Virginia	551,684	8,675	3.9%
Louisiana	440,177	8,275	3.7%
North Carolina	387,195	7,937	3.5%
Ohio	379,981	2,939	1.3%
Illinois	314,342	8,181	3.7%
Colorado	224,486	6,084	2.7%
Kansas	217,721	4,878	2.2%
New Jersey	216,424	2,402	1.1%
Arizona	208,542	4,149	1.9%
Kentucky	163,655	91	0.0%
Connecticut	157,895	94	0.0%
Idaho	140,300	2,081	0.9%
South Carolina	119,505	3,484	1.6%
Massachusets	111,166	27	0.0%
Nebraska	107,402	2,746	1.2%
Mississippi	105,367	2,580	1.2%
Iowa	93,755	41	0.0%
Alabama	90,200	1,955	0.9%
Georgia	84,810	1,306	0.6%
Tennessee	82,330	1,633	0.7%
Arkansas	79,330	1,693	0.8%
Maryland	77,731	1,254	0.6%
Missouri	60,418	2,288	1.0%
Indiana	45,270	663	0.3%
Montana	44,650	902	0.4%
Washington	35,880	387	0.2%
New Hampshire	34,100	37	0.0%

	10,309,194	$222,922	100%

(1)	Consists of rental revenue and tenant reimbursements.

Office Location

Our executive office is located in Kansas City, Missouri and is leased from a third party landlord. The office occupies approximately 19,513 square feet with annual rentals of $322 thousand. The lease expired in December 2009 and we continue to lease the space on a month-to-month basis.

Tenants and Leases

Our existing leases on rental property (on a consolidated basis - excluding unconsolidated joint venture properties) provide for aggregate annual rentals of approximately $200 million (not including periodic rent escalations or percentage rent). The megaplex theatre leases have an average remaining base term lease life of approximately 12 years and may be extended for predetermined extension terms at the option of the tenant. The theatre leases are typically triple-net leases that require the tenant to pay substantially all expenses associated with the operation of the properties, including taxes, other governmental charges, insurance, utilities, service, maintenance and any ground lease payments.

Property Acquisitions in 2009

The following table lists the significant rental properties we acquired or developed during 2009:

Property	Location	Tenant	Development Cost/ Purchase Price
Harbour View Marketplace	Suffolk, VA	Multi-Tenant	$13.4 million
Sonoma County,
Carneros Custom Crush Facility	California	Carneros Vintners, Inc.	$12.5 million
Equipment at Buena Vista, Columbia,
Gary Farrel and Geyser Peak Wineries	Various	Ascentia Wine Estates	$8.5 million
15 Theatre Portfolio	Various	Rave Cinemas, LLC	$121.5 million

Item 3. Legal Proceedings

On December 31, 2009, the Company filed a petition with the Western District Court of Missouri against Louis Cappelli, Concord Resorts, LLC, and certain of their affiliates seeking payment of all amounts due under various loans made to them by the Company that are currently in default. The Company is also seeking a declaratory judgment that no further investments are required to be made by us under any prior commitment.

Except as disclosed above, other than routine litigation and administrative proceedings arising in the ordinary course of business, we are not presently involved in any litigation nor, to our knowledge, is any litigation threatened against us or our properties, which is reasonably likely to have a material adverse effect on our liquidity or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2009.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table sets forth, for the quarterly periods indicated, the high and low sales prices per share for our common shares on the New York Stock Exchange (“NYSE”) under the trading symbol “EPR” and the distributions declared.

	High	Low	Distribution
2009:
Fourth quarter	$36.61	$30.37	$0.6500
Third quarter	35.19	19.40	0.6500
Second quarter	25.15	15.30	0.6500
First quarter	30.62	12.70	0.6500
2008:
Fourth quarter	$54.62	$18.81	$0.8400
Third quarter	59.02	48.03	0.8400
Second quarter	56.31	48.23	0.8400
First quarter	55.54	42.76	0.8400

The closing price for our common shares on the NYSE on February 25, 2010 was $38.30 per share.

We declared quarterly distributions to common shareholders aggregating $2.60 per common share in 2009 and $3.36 per common share in 2008.

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

During the year ended December 31, 2009, the Company did not sell any unregistered securities.

On February 25, 2010, there were approximately 617 holders of record of our outstanding common shares.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2009 common stock	-		-	-	-
November 1 through October 31, 2009 common stock	-		-	-	-
December 1 through December 31, 2009 common stock	69,925	(1)	32.47	-	-

Total	69,925		$32.47	-	$-

(1)

The repurchase of equity securities during December of 2009 was completed in conjunction with an employee stock option exercise. This repurchase was not made pursuant to a publicly announced plan or program. This amount also includes the forfeiture of former employees’ nonvested shares due to the employees’ termination of services with the Company.

Stock Performance Chart

Total Return Analysis
	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009
Entertainment Properties Trust	$100.00	$96.88	$147.20	$125.38	$85.85	$113.29
MSCI US REIT Index	$100.00	$110.37	$149.91	$124.95	$77.79	$99.56
Russell 2000 Index	$100.00	$104.56	$123.75	$121.83	$80.66	$102.59

   Source: Zacks Investment Research, Inc.

Item 6. Selected Financial Data

Operating statement data

(Unaudited, dollars in thousands except per share data)

	Years Ended December 31,
	2009	2008	2007	2006	2005
Rental revenue	$204,610	202,581	185,873	167,168	144,838
Tenant reimbursements	18,312	20,883	18,499	14,450	12,508
Other income	2,890	2,241	2,402	3,274	3,517
Mortgage and other financing income	44,999	60,435	28,841	10,968	4,882

Total revenue	270,811	286,140	235,615	195,860	165,745
Property operating expense	28,839	26,775	23,010	18,764	16,101
Other expense	2,611	2,103	4,205	3,486	2,985
General and administrative expense	15,177	15,286	12,717	12,087	7,249
Costs associated with loan refinancing	117	-	-	673	-
Interest expense, net	72,715	70,951	60,505	48,866	43,749
Transaction costs	3,321	1,628	253	428	-
Provision for loan losses	70,954	-	-	-	-
Impairment charges	42,158	-	-	-	-
Depreciation and amortization	47,720	43,829	37,422	31,021	27,473

Income (loss) before gain on sale of land, equity in income from joint ventures and discontinued operations	(12,801)	125,568	97,503	80,535	68,188
Gain on sale of land	-	-	129	345	-
Equity in income from joint ventures	895	1,962	1,583	759	728

Income (loss) from continuing operations	$(11,906)	127,530	99,215	81,639	68,916
Discontinued operations:
Income (loss) from discontinued operations	-	(26)	839	650	178
Gain on sale of real estate	-	119	3,240	-	-

Net income	(11,906)	127,623	103,294	82,289	69,094
Add: Net loss (income) attributable to noncontrolling interests	19,913	2,353	1,370	-	(34)

Net income attributable to Entertainment Properties Trust	8,007	129,976	104,664	82,289	69,060
Preferred dividend requirements	(30,206)	(28,266)	(21,312)	(11,857)	(11,353)
Series A preferred share redemption costs	-	-	(2,101)	-	-

Net income (loss) available to common shareholders	$(22,199)	101,710	81,251	70,432	57,707

Per share data attributable to Entertainment Properties Trust shareholders:
Basic earnings per share data:
Income (loss) from continuing operations available to common shareholders	$(0.61)	3.29	2.87	2.65	2.28
Income from discontinued operations	-	-	0.15	0.03	0.01

Net income (loss) available to common shareholders	$(0.61)	3.29	3.02	2.68	2.29

Diluted earnings per share data:
Income (loss) from continuing operations available to common shareholders	$(0.61)	3.26	2.83	2.61	2.25
Income from discontinued operations	-	-	0.15	0.03	0.01

Net income (loss) available to common shareholders	$(0.61)	3.26	2.98	2.64	2.26

Shares used for computation (in thousands):
Basic	36,122	30,910	26,929	26,317	25,159
Diluted	36,122	31,177	27,304	26,689	25,504
Cash dividends declared per common share	$2.60	3.36	3.04	2.75	2.50

Balance sheet data

(Unaudited, dollars in thousands)

	Years Ended December 31,
	2009	2008	2007	2006	2005
Net real estate investments	$1,867,358	1,765,861	1,671,622	1,413,484	1,302,067
Mortgage notes and related accrued interest receivable, net	522,880	508,506	325,442	76,093	44,067
Total assets	2,680,732	2,633,925	2,171,633	1,571,279	1,414,165
Common dividends payable	27,880	27,377	21,344	18,204	15,770
Preferred dividends payable	7,552	7,552	5,611	3,110	2,916
Long-term debt	1,141,423	1,262,368	1,081,264	675,305	714,591
Total liabilities	1,212,775	1,341,274	1,145,533	714,123	742,509
Noncontrolling interests	(4,905)	15,217	18,207	4,474	5,235
Equity	1,467,957	1,292,651	1,026,100	857,156	671,656

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

Overview

Our principal business objective is to be the nation’s leading destination entertainment, entertainment-related, recreation and specialty real estate company by continuing to develop, acquire or finance high-quality properties. As of December 31, 2009, our total assets exceeded $2.6 billion, and included investments in 95 megaplex theatre properties (including four joint venture properties) and various restaurant, retail, entertainment, destination recreational and specialty properties located in 33 states, the District of Columbia and Ontario, Canada. As of December 31, 2009, we had invested approximately $12.7 million in development land and construction in progress and approximately $522.9 million (including accrued interest and net of the loan loss reserve of $35.8 million) in mortgage financing for entertainment, recreational and specialty properties, including certain such properties under development.

As of December 31, 2009, our real estate portfolio of megaplex theatre properties consisted of 7.8 million square feet and was 100% occupied, and our remaining real estate portfolio consisted of 4.1 million square feet and was 92% occupied. The combined real estate portfolio consisted of 11.9 million square feet and was 97% occupied. Our theatre properties are leased to twelve different leading theatre operators. At December 31, 2009, approximately 43% of our megaplex theatre properties were leased to AMC.

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

Our real estate mortgage portfolio consists of nine mortgage notes. Of the outstanding gross balance of $558.7 million at December 31, 2009, four notes comprise $423.1 million of the balance and the remainder of $135.6 million relates to financing provided for ski areas. Two of the four mortgage notes, totaling $163.3 million at December 31, 2009, are secured by a water-park anchored entertainment village in Kansas City, Kansas (the first phase of which opened in July 2009) as well as two other water-parks in Texas. The other two mortgage notes, together totaling $259.8 million at December 31, 2009, relate to the Toronto Dundas Square Project, an entertainment retail center in Ontario, Canada that was completed in May 2008, and a planned casino and resort development in Sullivan County, New York.

We incur general and administrative expenses including compensation expense for our executive officers and other employees, professional fees and various expenses incurred in the process of identifying, evaluating, acquiring and financing additional properties and mortgage notes. We are self-administered and managed by our Board of Trustees and executive officers. Our primary non-cash expense is the depreciation of our properties. We depreciate buildings, improvements on our properties and furniture, fixtures and equipment over a 3 to 40 year period for tax purposes and financial reporting purposes.

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

Historically, our primary challenges have been locating suitable properties, negotiating favorable lease or financing terms, and managing our portfolio as we have continued to grow. We believe the knowledge and industry relationships of our management have facilitated opportunities for us to acquire, finance and lease properties. However, due to the downturn in the economy and distress in the capital markets, for most of 2009 we were primarily focused on maintaining adequate liquidity and a strong balance sheet. During this time period we tempered our focus on making new investments and primarily funded remaining commitments related to existing investments. As a result, our capital spending for the year ended December 31, 2009 was much lower than it had been for the past several years. In addition, we completed our amended and restated line of credit in June 2009, six months ahead of its maturity, and we deleveraged our balance sheet primarily through periodic equity issuances under the direct share purchase component of our DSP Plan, each of which were previously disclosed in our Quarterly Reports on Form 10-Q.

As conditions became more favorable in the capital markets toward the latter part of 2009 and our cost of capital improved, we issued common shares in a larger registered public offering and began making new investments, including the acquisition and leasing of fifteen theaters in December 2009 and five public charter schools in January 2010, together totaling approximately $165 million. We expect to have additional investment opportunities in 2010, and we will continue to assess the state of the capital markets, our relative cost of capital and our liquidity position in making our investment decisions.

Throughout the remainder of 2010, we expect to maintain a debt to total capitalization ratio of between 40% and 50%. Depending on our capital needs, we will seek both debt and equity capital and will consider issuing additional shares under the direct share purchase component of our DSP Plan. While additional equity issuances mitigate the growth of per share results, we believe reduced leverage and an emphasis on liquidity continues to be prudent during these challenging times.

Developments in the credit and equity markets and the economic downturn in 2008 and 2009 have also had a significant impact on the ability of our development partners to fully finance developments in process or to refinance development projects upon completion. As a result, the development of the water-park anchored entertainment village in Kansas was downsized and will now open in phases (the first phase opened in July 2009). Because of the down-sizing and as a condition to provide additional funding, the collateral for our mortgage note related to this project was increased by adding mortgages on two other water parks in Texas that are owned and operated by affiliates of the entity that owns the Kansas property. Additionally, the planned casino and resort development in Sullivan County, New York has been downsized from an estimated $1 billion to an estimated $600 million and is currently delayed due to the developer’s issues in obtaining financing. As a result of these delays, the developer ceased making interest payments on our mortgage note receivable and no income was recognized on this note in 2009. Furthermore, there can be no assurance that the developer will ultimately obtain the financing necessary to complete this project. On December 31, 2009, we commenced litigation against Mr. Cappelli and his affiliates seeking payment of amounts due under various loans to them and a declaratory judgment that no further investments are required to be made by us under any prior commitment. With respect to our second mortgage investment in the Toronto Dundas Square Project, due to the inability of the developer to sell or restructure the project upon completion, this property is in receivership. We expect to become the owner of the property in early 2010. See “Recent Developments” for more information regarding these investments.

Certain of our customers, particularly our vineyard and winery tenants and certain non-theatre retail tenants, have also experienced the effects of the economic downturn, which has generally resulted in a reduction in sales and profitability. As a result, we have seen more credit issues with these tenants than in the past, and this trend may continue in 2010. With respect to our vineyard and winery investments, we have reclaimed possession of four properties from two tenants for failure to pay rent. With respect to our entertainment retail centers, we had one lease with Circuit City and one lease with Filene’s Basement (both at our entertainment retail center in White Plains, New York) as well as one lease with Bally’s and two leases with two corporately owned Bennigan’s at other locations. Each of these tenants has either liquidated or filed bankruptcy proceedings. Revenue from these tenants totaled approximately $790 thousand for the year ended December 31, 2009, and $1.3 million of outstanding receivables at December 31, 2009 related to these tenants has been fully reserved. Other smaller tenants at our entertainment retail centers have also experienced difficulty during the economic downturn. If consumer spending continues to decline, there could be additional pressure on retailers’ financial performance which could in turn affect their performance under our leases. Revenue from entertainment retail centers, excluding megaplex theaters, was approximately $45.0 million or 17.0 % of our total revenue for the year ended December 31, 2009; however, excluding megaplex movie theatres, no one retail tenant in aggregate represented more than $2.1 million or 0.8 % of total Company revenues for the year ended December 31, 2009.

As a result of these issues, as of December 31, 2009, $259.8 million of mortgage notes and $39.5 million of notes receivable were considered impaired and during the year ended December 31, 2009, provision for loan losses of $34.8 million related to mortgage notes receivable and $36.2 million related to the notes receivable were recognized. In addition, during the year ended December 31, 2009, we recorded an impairment charge of $35.8 million related to our entertainment retail center in White Plains, New York and an impairment charge of $6.4 million related to our investments in vineyards and wineries. See “Recent Developments” below for additional discussion.

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

Direct financing lease income is recognized on the effective interest method to produce a level yield on funds not yet recovered. Estimated unguaranteed residual values at the date of lease inception represent management’s initial estimates of fair value of the leased assets at the expiration of the lease, not to exceed original cost. Significant assumptions used in estimating residual values include estimated net cash flows over the remaining lease term and expected future real estate values. The estimated unguaranteed residual value is reviewed on an annual basis or more frequently if necessary. We evaluate the collectibility of our direct financing lease receivable to determine whether it is impaired. A direct financing lease receivable is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a direct financing lease receivable is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the direct financing lease receivable’s effective interest rate or to the value of the underlying collateral, less costs to sell, if such receivable is collateralized.

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

We assess the carrying value of our rental properties whenever events or changes in circumstances indicate that the carrying amount of a property may not be recoverable. Certain factors that may occur and indicate that impairments may exist include, but are not limited to: underperformance relative to projected future operating results, tenant difficulties and significant adverse industry or market economic trends. If an indicator of possible impairment exists, a property is evaluated for impairment by comparing the carrying amount of the property to the estimated undiscounted future cash flows expected to be generated by the property. If the carrying amount of a property exceeds its estimated future cash flows on an undiscounted basis, an impairment charge is recognized in the amount by which the carrying amount of the property exceeds the fair value of the property. Management estimates fair value of our rental properties utilizing independent appraisals and based on projected discounted cash flows using a discount rate determined by management to be commensurate with the risk inherent in the Company. During the three months ended September 30, 2009, we recorded an impairment charge related to our entertainment retail center in White Plains, New York. Additionally, during the three months ended December 31, 2009, we recorded an impairment charge related to four of our vineyard and winery properties. For further detail, see Note 4 to the consolidated financial statements in this Annual Report on Form 10-K.

Real Estate Acquisitions

Upon acquisitions of real estate properties, we record the fair value of acquired tangible assets (consisting of land, building, tenant improvements, and furniture, fixtures and equipment) and identified intangible assets and liabilities (consisting of above and below market leases, in-place leases, tenant relationships and assumed financing that is determined to be above or below market terms) as well as any noncontrolling interest in accordance with FASB ASC Topic 805 on Business Combinations (“Topic 805”). In addition, in accordance with Topic 805, acquisition-related costs in connection with business combinations are expensed as incurred, rather than capitalized.

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

Mortgage Notes and Other Notes Receivable

Mortgage notes and other notes receivable, including related accrued interest receivable, consist of loans that we originated and the related accrued and unpaid interest income as of the balance sheet date. Mortgage notes and other notes receivable are initially recorded at the amount advanced to the borrower and we defer certain loan origination and commitment fees, net of certain origination costs, and amortize them over the term of the related loan. Interest income on performing loans is accrued as earned. We evaluate the collectibility of both interest and principal for each loan to determine whether it is impaired. A loan is considered to be impaired when, based on current information and events, we determine it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a loan is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the loan’s effective interest rate or to the fair value of the underlying collateral, less costs to sell, if the loan is collateral dependent. For impaired loans, interest income is recognized on a cash basis, unless we determine based on the loan to estimated fair value ratio the loan should be on the cost recovery method, and any cash payments received would then be reflected as a reduction of principal. Interest income recognition is recommenced if and when the impaired loan becomes contractually current and performance is demonstrated to be resumed. We determined certain of our mortgage and other notes receivable were impaired at December 31, 2009 and, based on a review of the underlying collateral, we recorded a provision for loan losses of $71.0 million for the year ended December 31, 2009. For further detail, see Notes 5 and 9 to the consolidated financial statements in this Annual Report on Form 10-K.

Recent Developments

Amendment and Restatement of Revolving Credit Facility

On June 30, 2009, we amended and restated our revolving credit facility (“the facility”). The size of the facility decreased from $235 million to $215 million and includes an accordion feature in which the facility can be increased to up to $300 million subject to certain conditions, including lender consent. The facility continues to be supported by a borrowing base of assets, and is now secured by a pledge of the equity of each entity that holds a borrowing base asset. The facility bears interest at a floating rate equal to LIBOR (subject to a 2% floor) plus 3.5%. Alternatively, we can elect to have interest accrue at the base rate plus 3.5%. The base rate is defined as the greater of the prime rate, the federal funds rate plus 0.5%, or the then current 30-day LIBOR (subject to a 2% floor). The facility has a term expiring October 26, 2011 with a one year extension available at our option, subject to certain terms and conditions including the payment of an extension fee. As a result of this amendment and restatement, we expensed certain unamortized financing costs, totaling approximately $117 thousand, in the second quarter of 2009.

The facility also requires us to grant mortgage liens on the underlying borrowing base properties if the ratio of our consolidated debt to the value of our consolidated assets exceeds specified thresholds. As of December 31, 2009, this ratio was below the specified thresholds and we have not granted any mortgage liens on the underlying borrowing base properties. The financial covenant relating to minimum liquidity now requires us to maintain “excess availability” under the facility for the 90-day period preceding the maturity date of a loan related to a planned casino and resort development in Sullivan County, New York, in an amount equal to at least the unpaid balance of such loan. This loan had an unpaid balance of $56.3 million as of December 31, 2009.

Debt Financing

On February 25, 2009, VinREIT, LLC (“VinREIT”), a subsidiary that holds our vineyard and winery assets, obtained a $4.0 million term loan under VinREIT’s $160.0 million credit facility. The loan matures on December 1, 2017 and is secured by fixtures and equipment. The loan bears interest at LIBOR plus 2.00%. Subsequent to the closing of this loan, approximately $63.3 million of the facility remains available for funding prior to September 26, 2010. The net proceeds from the loan were used to pay down outstanding indebtedness under our revolving credit facility.

Issuances of Common Shares

During January 2009, we issued pursuant to a registered public offering 1,551,000 common shares under the direct share purchase component of the DSP Plan. These shares were sold at an average price of $23.86 per share and total net proceeds after expenses were approximately $36.8 million.

During February 2009, we issued pursuant to a registered public offering 339,000 common shares under the direct share purchase component of the DSP Plan. These shares were sold at an average price of $22.12 per share and total net proceeds after expenses were approximately $7.5 million.

During August 2009, we issued pursuant to a registered public offering 652,000 common shares under the direct share purchase component of the DSP Plan. These shares were sold at an average price of $30.65 per share and total net proceeds after expenses were approximately $19.9 million.

During September 2009, we issued pursuant to a registered public offering 911,000 common shares under the direct share purchase component of the DSP Plan. These shares were sold at an average price of $32.92 per share and total net proceeds after expenses were approximately $29.9 million.

On November 16, 2009, we issued pursuant to a registered public offering 6,325,000 common shares (including the exercise of the over-allotment option of 825,000 shares) at a purchase price of $31.50. Total net proceeds to us after underwriting discounts and expenses were approximately $190.6 million.

Impairment Charges

Our entertainment retail center in White Plains, New York, held in a consolidated joint venture, was acquired with mortgage financing that had a loan to fair value ratio of approximately 70% at the time of the acquisition of our interests in May 2007. The loan is personally guaranteed by the principals of our minority partner, one of which is Mr. Cappelli who either personally, or through his related interests, in default on several other obligations to us (see Notes 5 and 9 to the consolidated financial statements in this Annual Report on Form 10-K). The debt on this center is due in October 2010, and absent any improvement in the performance of the asset, the lender will likely require additional credit support and fees to extend the loan. Any such extension would also require the cooperation of the partners in the joint venture. Without a resolution of our disputes with the principals of our minority partner, there can be no assurance that the minority partner will cooperate with us on this matter. Given that the debt is currently non-recourse to us, we may elect not to further support the joint venture, which may include a decision to surrender the property at the loan’s maturity to the senior lender. Accordingly, we performed an impairment assessment of this asset as of September 30, 2009. It was determined that the carrying value of the asset exceeded the estimated fair value by $35.8 million, and an impairment charge was recorded at September 30, 2009 for this amount, which was comprised of $32.4 million related to real estate investment and $3.4 million related to in-place leases. Our management determined the fair value of the asset taking into account various factors, including an independent appraisal prepared as of September 30, 2009, which indicated a fair value of $118.0 million. In accordance with the FASB ASC Topic 810 and our policy for allocation of income and loss for this joint venture, a loss of $15.1 million related to the impairment charge was allocated to the noncontrolling interest related to this venture. The noncontrolling interest related to White Plains was a deficit balance of $9.0 million at December 31, 2009 which is recorded as a component of equity.

Additionally, during the three months ended December 31, 2009, we determined that four of our vineyard and winery properties were impaired as payments were not being received per the contractual terms. It was determined that the carrying value of the assets exceeded the estimated fair value by $6.4 million, and an impairment charge was recorded as of December 31, 2009 for this amount. Management determined the fair value of the assets taking into account various factors, including an independent appraisal prepared as of December 31, 2009 which indicated a total fair value of $35.0 million.

Investments

On December 3, 2009, we completed a purchase of vineyard and winery equipment from our tenant, Ascentia Wine Estates, for a total investment of $8.5 million and this equipment was leased back to the tenant.

On December 18, 2009, we acquired 15 theatre properties for a total investment of $121.5 million. The properties are located in Connecticut, Massachusetts, New Jersey, Virginia, Kentucky, Ohio, Michigan, and Iowa, have a total 231 screens and 52,731 seats and are operated by an affiliate of Rave Cinemas, LLC. The theatres are leased under a long-term triple-net master lease.

During the year ended December 31, 2009, we completed the development of a winemaking and storage facility in Sonoma, California for a total development cost of approximately $12.5 million. The facility consists of approximately 58 thousand square feet and 20 acres of land, is operated by Carneros Vintners, Inc. and is leased under a long-term triple-net lease.

During the year ended December 31, 2009, we completed the initial phase of development of an entertainment retail center adjacent to one of our megaplex theatres in Suffolk, Virginia for a total development cost of $13.4 million. The Harbour View Marketplace is approximately 80 thousand square feet and the anchor tenant occupies approximately 48 thousand square feet under a long-term ground lease.

Concord Resorts

On August 20, 2008, we entered into an agreement to provide a secured first mortgage loan of $225.0 million to Concord Resorts, LLC (“Concord Resorts”), an entity controlled by Mr. Cappelli, related to a planned casino and resort development in Sullivan County, New York. Our investment is secured by a first mortgage on the resort complex real estate totaling 1,584 acres. In addition, we have a second mortgage on the remaining 139 acres of the casino related real estate and the loan is personally guaranteed by Mr. Cappelli. We have certain rights to convert our mortgage interest into fee ownership as the project is further developed. The net carrying value of this mortgage note receivable at December 31, 2009 was $133.1 million which was funded under our original $225.0 million secured first mortgage commitment.

Due to the economic downturn, certain other lenders on the development have either reduced their commitments or withdrawn from the project. The planned initial phase of the casino and resort development has been downsized from an estimated $1 billion to an estimated $600 million and Mr. Cappelli is attempting to secure the necessary financing. The New York legislature has passed legislation authorizing the benefits of a special reduced tax rate on gaming receipts in Sullivan County, New York if at least $600 million is invested and 1,000 new jobs are created. As a result of these issues, the development project has been delayed, and there can be no assurance that Mr. Cappelli will obtain the financing necessary to complete the project. Due to these challenges, Concord Resorts has ceased making interest payments to us as contractually obligated under the loan agreement. We have evaluated our mortgage note receivable for impairment and have determined it was impaired during the quarter ended March 31, 2009 due to the inability of the borrower to meet its contractual obligations per the agreement. Our accounting policy is to recognize interest income on impaired loans on a cash basis. Accrual interest income recognition for book purposes was ceased on January 1, 2009 and therefore no interest income has been recorded during the year ended December 31, 2009. Interest income recognized on this mortgage note receivable for the year ended December 31, 2008 was $6.2 million. Our management determined that no loan loss reserve was necessary for this note considering current factors, including current economic and market conditions, and taking into account an independent appraisal as of April 30, 2009 of the primary collateral, 1,584 acres of land, which indicated a value significantly in excess of the loan balance. On December 31, 2009, we commenced litigation against Mr. Cappelli and his affiliates seeking amounts due under various loans to them and a declaratory judgment that no further investments are required to be made by us under any prior commitment.

Toronto Dundas Square Project

During the year ended December 31, 2009, we invested an additional $7.6 million Canadian (“CAD”) ($7.2 million U.S.) bringing the total investment to CAD $133.1 million ($126.7 million U.S.) in the mortgage note receivable from Metropolis Limited Partnership (the “Partnership”) related to the construction of the Toronto Dundas Square Project, a 13 level entertainment retail center in downtown Toronto that was completed in May 2008 for a total cost of approximately CAD $330 million. Additionally, as of December 31, 2009, we had posted irrevocable stand-by letters of credit related to this project totaling $1.5 million U.S. which are expected to be cancelled or drawn upon during 2010. The loan is denominated in Canadian dollars and is secured by a second mortgage on the Toronto Dundas Square Project.

A group of banks (“the bank syndicate”) has provided first mortgage construction financing to the Partnership totaling approximately CAD $119.0 million ($113.2 million U.S.) as of December 31, 2009. In April 2009, we along with the bank syndicate elected to pursue a receivership after it became apparent that a restructuring of the existing equity interests was no longer possible. On April 27, 2009, the court appointed a receiver who is overseeing the sale of the property. On January 8, 2010, we signed a purchase agreement to become the owner of the property and we expect the transaction to close in early 2010. While there can be no assurance that we will be able to successfully refinance the existing first mortgage, we have finalized the term of a credit facility with a group of banks to provide CAD $100 million first mortgage financing that is expected to close in conjunction with the purchase. We expect to consolidate the financial results of the property subsequent to the purchase.

We have evaluated this mortgage note receivable for impairment. Because repayment of the mortgage note receivable did not meet the contractual terms of the agreement, we determined the loan was impaired during the quarter ended March 31, 2009 and ceased accruing interest income as of January 1, 2009 on the loan for book purposes. Accordingly, no interest income was recognized for the year ended December 31, 2009 and no interest income will be recognized in future periods. Interest income recognized on this loan for the years ended December 31, 2008 and 2007 was CAD $17.9 million ($16.9 million U.S.) and CAD $13.5 million ($12.8 million U.S.). Furthermore, our management reviewed the fair value of the property at September 30, 2009, taking into account a bid from a third party for the second mortgage receivable which implied an overall property value of approximately CAD $217 million ($206.5 million U.S.) and an independent appraisal completed in September 2009, and determined a provision for loan loss of CAD $37.6 million ($34.8 million U.S.) was necessary. Therefore, the net carrying value of this mortgage note receivable at December 31, 2009 was CAD $95.5 million ($90.9 million U.S.).

Transaction costs

During the year ended December 31, 2009, we incurred transaction costs of $3.3 million due to the write off of costs associated with terminated transactions as well as costs that were expensed as incurred in accordance with FASB ASC Topic 810 related to the acquisition of the Toronto Dundas Square project.

Cappelli Related Notes

We also have two $10 million notes receivable that were due on February 28, 2009 and March 1, 2009, respectively. The notes bear interest at 10%. Neither note was repaid at maturity. One of the notes is due from our minority joint venture partner in New Roc, an entertainment retail center in New Rochelle, New York, and this note is secured by such partner’s interest. The minority joint venture partner is an entity controlled by Mr. Cappelli and Mr. Cappelli has also personally guaranteed the loan. The other note is due from Mr. Cappelli personally and in conjunction with this note, we received an option to purchase 50% of Mr. Cappelli’s interest (or Mr. Cappelli’s related interests) in three other projects.

We have evaluated these two notes receivable for impairment, and have determined that they were impaired during the quarter ended March 31, 2009 due to the inability of the borrower to meet its contractual obligations per the original agreements. Accordingly, accrual interest income recognition was ceased on January 1, 2009. Interest income of $834 thousand has been recorded during the year ended December 31, 2009 which represents payments received by us. The latest interest payments related to these two notes receivable were received by us in June of 2009. Interest income recognized on these loans for the years ended December 31, 2008 and 2007 was $1.8 million and $1.0 million, respectively. Our management evaluated the fair value of the underlying collateral of the notes and has concluded that a loan loss reserve of $18.0 million was necessary at December 31, 2009. For further detail, see Note 9 to the consolidated financial statements in this Annual Report on Form 10-K.

Additionally, we have a $10 million note receivable that is due May 8, 2017 and bears interest at 10%. The note is due from our minority joint venture partner in City Center at White Plains, an entertainment retail center in White Plains, New York, and the note is secured by such partner’s interest. The minority joint venture partner is an entity controlled by Mr. Cappelli and another individual, and each personally guarantees the loan.

No interest payments have been received by us on this note receivable since the June interest payment received in June of 2009. We evaluated this note receivable for impairment and determined that it was impaired during the quarter ended September 30, 2009 due to the inability of the borrower to meet its contractual obligations per the original agreement. Accordingly, accrual interest income recognition was ceased on July 1, 2009. Interest income of $500 thousand has been recorded during the year ended December 31, 2009 which represents payments received by us prior to July 1, 2009. Interest income recognized on this loan for the years ended December 31, 2008 and 2007 was $997 thousand and $261 thousand, respectively. Our management evaluated the fair value of the underlying collateral of the note and has concluded that a loan loss reserve of $10.0 million was necessary at December 31, 2009. For further detail, see Note 9 to the consolidated financial statements in this Annual Report on Form 10-K.

Other Mortgage Notes and Notes Receivable

On January 26, 2009, we entered into a credit agreement with Rb Wine Associates, LLC (“Rb Wine”) to provide a $2.0 million revolving credit facility that matures on January 1, 2010. This note is secured by certain pledge agreements and other collateral including personal guarantees from the principals of Rb Wine. During the year ended December 31, 2009, we advanced $1.4 million under this credit facility. Interest accrued on the outstanding principal balance at an annual rate of 15% and was payable monthly at an annual rate of 9.25% with the remaining accrued but unpaid interest and principal due at maturity, which was January 1, 2010. On November 30, 2009, the credit agreement was amended and interest now accrues on the outstanding principal balance at an annual rate of 6% with principal and all accrued interest due on January 1, 2011. Because the interest and principal payments are not being received per the contractual terms of the original agreement, this note was considered impaired during the quarter ended December 31, 2009 and is included in the $9.5 million of impaired notes receivable discussed further below.

On February 20, 2009, we entered into a $3.0 million promissory note with Sapphire Wines LLC. The note bears interest at 15% and matured on November 1, 2009. This note is secured by certain pledge agreements and other collateral. Because interest and principal payments have not been received per the contractual terms of the agreement, this note was considered impaired during the quarter ended March 31, 2009 and is included in the $9.5 million of impaired notes receivable discussed further below.

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

During the year ended December 31, 2009, we advanced $29.0 million under our secured mortgage loan agreements with SVV I, LLC and an affiliate of SVV I, LLC (together “SVVI”) for the development of a water-park anchored entertainment village in Kansas City, Kansas, the first phase of which opened in July 2009. On May 6, 2009, we reduced our commitment on this project from $175.0 million to $163.5 million and added to our collateral position by placing a mortgage on two other water-parks, located in New Braunfels and South Padre Island, Texas owned and operated by the entities controlled by the principals of SVVI. The mortgage note on the property in Kansas City, Kansas and the mortgage note on the Texas properties have cross-default and cross-collateral provisions. Pursuant to the mortgage on the Texas properties, only a seasonal line of credit secured by the Texas parks totaling not more than $5.0 million at any time ranks superior to our collateral position. Furthermore, the interest rates increased from LIBOR plus 3.5% to 7% on July 4, 2009, and the loans were extended from September 30, 2012 to May 1, 2019. Interest income will continue to be recognized on the accrual basis. SVVI is required to fund a debt service reserve for off-season fixed payments (those due from September to May). The reserve is to be funded by equal monthly installments during the months of June, July and August. As a result of the delayed opening of the Kansas water-park in July of 2009 as well as additional start up investment required by SVVI, this reserve has not been fully funded as of December 31, 2009. SVVI is currently pursuing alternative financing sources to fully fund the reserve account. We will also receive a percentage of revenue from all three parks after certain threshold levels are achieved that may increase the return on our invested capital from 7% to as high as 10%. Through December 31, 2009, we have funded approximately $163.3 million on the mortgage notes.

Additionally, we have three notes receivable totaling $9.5 million at December 31, 2009 that are impaired due to the inability of the borrowers to meet their contractual obligations per the original agreements. Accordingly, accrual interest income recognition was ceased for two of these notes on January 1, 2009 and on December 1, 2009 for the other note. Interest income of $510 thousand has been recorded during the year ended December 31, 2009. Interest income recognized on these loans for the years ended December 31, 2008 and 2007 was $450 thousand and $187 thousand, respectively. Our management evaluated the fair value of the underlying collateral of the notes and has concluded that a loan loss reserve of $8.2 million was necessary at December 31, 2009. For further detail, see Note 9 to the consolidated financial statements in this Annual Report on Form 10-K.

Tenant Defaults

Both Bally’s and Circuit City have filed bankruptcy proceedings. Bally’s has rejected our lease and has vacated its space at our entertainment retail center in New Rochelle, New York. Circuit City terminated its lease and vacated its space at our entertainment retail center in White Plains, New York. Revenue from these tenants totaled approximately $790 thousand, $2.5 million and $2.3 million for the years ended December 31, 2009, 2008 and 2007, respectively. There were outstanding receivables of $248 thousand related to these tenants at December 31, 2009 that have been fully reserved.

Additionally, at our entertainment retail center in White Plains, New York, we had one lease with Filene’s Basement who vacated the center despite a substantial remaining lease term. This tenant was disputing certain non-compete provisions in its lease and we were working on a settlement; however, on May 4, 2009, Filene’s Basement filed bankruptcy proceedings and rejected our lease. Revenue from this tenant totaled approximately $2.6 million and $2.5 million for the years ended December 31, 2008 and 2007 and no revenue was recognized for this tenant for the year ended December 31, 2009. There were outstanding receivables of $1.1 million related to this tenant at December 31, 2009 that have been fully reserved.

During the year ended December 31, 2009, two of our vineyard and winery tenants defaulted under the provisions of their leases for failure to pay rent at four properties. Revenue from these tenants totaled approximately $388 thousand for the year ended December 31, 2009. Total annual rent related to these properties prior to default was $2.5 million. Outstanding receivables of $383 thousand (including $266 thousand of straight-line rent) from one of the tenants was written off during the year ended December 31, 2009 and outstanding receivables of $626 thousand related to the other tenant at December 31, 2009 have been fully reserved. We reclaimed possession of the four properties and they are being operated through a wholly-owned taxable REIT subsidiary.

Results of Operations

Year ended December 31, 2009 compared to year ended December 31, 2008

Rental revenue was $204.6 million for the year ended December 31, 2009 compared to $202.6 million for the year ended December 31, 2008. The $2.0 million increase resulted primarily from the acquisitions and developments completed in 2008 and 2009 and base rent increases on existing properties, partially offset by a reduction in rent from defaulting tenants and the impact of a weaker Canadian dollar exchange rate. Percentage rents of $1.5 million and $1.7 million were recognized during the year ended December 31, 2009 and 2008, respectively. Straight-line rents of $2.5 million and $3.9 million were recognized during the year ended December 31, 2009 and 2008, respectively.

Tenant reimbursements totaled $18.3 million for the year ended December 31, 2009 compared to $20.9 million for the year ended December 31, 2008. These tenant reimbursements arise from the operations of our retail centers. The $2.6 million decrease is primarily due to vacancies related to certain non-theatre retail tenants and the impact of a weaker Canadian dollar exchange rate for the year ended December 31, 2009 compared to the year ended December 31, 2008.

Other income was $2.9 million for the year ended December 31, 2009 compared to $2.2 million for the year ended December 31, 2008. The increase of $0.7 million is primarily due to a gain of $0.9 million recognized upon settlement of foreign currency forward contracts, partially offset by a $0.3 million decrease in income from a family bowling center in Westminster, Colorado operated through a wholly-owned taxable REIT subsidiary.

Mortgage and other financing income for the year ended December 31, 2009 was $45.0 million compared to $60.4 million for the year ended December 31, 2008. The $15.4 million decrease relates to less interest income recognized during the year ended December 31, 2009 due to impairment of certain of our mortgage and other notes receivable as further discussed in Note 5 to the consolidated financial statements in this Annual Report on Form 10-K.

Our property operating expense totaled $28.8 million for the year ended December 31, 2009 compared to $26.8 million for the year ended December 31, 2008. These property operating expenses arise from the operations of our retail centers. The increase of $2.0 million resulted primarily from an increase in the provision for bad debts, included in property operating expense, of $2.6 million to a total of $4.6 million for the year ended December 31, 2009. Partially offsetting this increase is the impact of a weaker Canadian dollar exchange rate.

Other expense totaled $2.6 million for the year ended December 31, 2009 compared to $2.1 million for the year ended December 31, 2008. The $0.5 million decrease is primarily due to no expense recognized upon settlement of foreign currency forward contracts during the year ended December 31, 2009. This is partially offset by an increase in property operating expenses at certain vineyard and winery properties that are being operated through a wholly-owned taxable REIT subsidiary.

Our general and administrative expense totaled $15.2 million for the year ended December 31, 2009 compared to $15.3 million for the year ended December 31, 2008. The decrease of $0.1 million is due to a decrease in payroll related expenses, partially offset primarily by increases in professional fees and travel expenses.

Costs associated with loan refinancing for the year ended December 31, 2009 were $0.1 million. These costs related to the amendment and restatement of our revolving credit facility and consisted of the write-off of $0.1 million of certain unamortized financing costs. No such costs were incurred during the year ended December 31, 2008.

Our net interest expense increased by $1.7 million to $72.7 million for the year ended December 31, 2009 from $71.0 million for the year ended December 31, 2008. This increase resulted from the increase in the average long-term debt outstanding used to finance our real estate acquisitions and fund our new mortgage notes receivable as well as increased costs associated with our amended and restated revolving credit facility as further discussed in Note 10 to the consolidated financial statements in this Annual Report on Form 10-K.

Transaction costs totaled $3.3 million for the year ended December 31, 2009 compared to $1.6 million for the year ended December 31, 2008. The increase of $1.7 million is due to the write off of costs associated with terminated transactions as well as costs that were expensed as incurred in accordance with FASB ASC Topic 810 related to the acquisition of the Toronto Dundas Square project.

Provision for loan losses for the year ended December 31, 2009 was $71.0 million and related to a mortgage note receivable and other notes receivable as further discussed in Notes 5 and 9 to the consolidated financial statements in this Annual Report on Form 10-K. There was no provision for loan losses for the year ended December 31, 2008.

Impairment charges for the year ended December 31, 2009 were $42.2 million and related to our entertainment retail center in White Plains, New York and certain of our winery and vineyard properties. For further detail, see Note 4 to the consolidated financial statements in this Annual Report on Form 10-K. There were no impairment charges recorded for the year ended December 31, 2008.

Depreciation and amortization expense totaled $47.7 million for the year ended December 31, 2009 compared to $43.8 million for the year ended December 31, 2008. The $3.9 million increase resulted primarily from asset acquisitions completed in 2008 and 2009.

Equity in income from joint ventures totaled $0.9 million for the year ended December 31, 2009 compared to $2.0 million for the year ended December 31, 2008. The $1.1 million decrease resulted from the investment in the remaining 50% ownership of CS Fund I on April 2, 2008, which is classified as a direct financing lease.

Loss from discontinued operations totaled $0.03 million for the year ended December 31, 2008 and was due to the sale of a land parcel in Powder Springs, Georgia in June of 2008. There was no income or loss from discontinued operations for the year ended December 31, 2009.

The gain on sale of real estate from discontinued operations of $0.1 million for the year ended December 31, 2008 was due to the sale of a land parcel in Powder Springs, Georgia in June of 2008. There was no gain on sale of real estate from discontinued operations for the year ended December 31, 2009.

Net loss attributable to noncontrolling interests totaled $19.9 million for the year ended December 31, 2009 compared to $2.4 million for the year ended December 31, 2008 and primarily relates to the consolidation of a VIE in which our variable interest is debt. The increase is due to a greater net loss incurred by the VIE due to the impairment charge at our entertainment retail center in White Plains, New York. For further discussion, see Note 4 to the consolidated financial statements in this Annual Report on Form 10-K.

Preferred dividend requirements for the year ended December 31, 2009 were $30.2 million compared to $28.3 million for the same period in 2008. The $1.9 million increase is due to the issuance of 3.5 million Series E convertible preferred shares in April of 2008.

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

Mortgage and other financing income for the year ended December 31, 2008 was $60.4 million compared to $28.8 million for the year ended December 31, 2007. The $31.6 million increase relates to the increased real estate lending activities during 2008 compared to 2007 and our investment in a direct financing lease as discussed in Note 6 to the consolidated financial statements in this Annual Report on Form 10-K.

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

Our general and administrative expense totaled $15.3 million for the year ended December 31, 2008 compared to $12.7 million for the year ended December 31, 2007. The increase of $2.6 million is due primarily to increases in payroll and related expenses attributable to increases in base and incentive compensation, additional employees and amortization resulting from grants of nonvested shares to management and an increase in professional fees.

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

Transaction costs totaled $1.6 million for the year ended December 31, 2008 compared to $0.3 million for the year ended December 31, 2007. The increase of $1.3 million is due to the write off of costs associated with terminated transactions.

Depreciation and amortization expense totaled $43.8 million for the year ended December 31, 2008 compared to $37.4 million for the year ended December 31, 2007. The $6.4 million increase resulted primarily from real estate acquisitions completed in 2007 and 2008.

Equity in income from joint ventures totaled $2.0 million for the year ended December 31, 2008 compared to $1.6 million for the year ended December 31, 2007. The $0.4 million increase resulted from the Company’s investment in a 50% ownership interest of CS Fund I on October 30, 2007. We acquired the remaining 50% ownership of CS Fund I on April 2, 2008 as discussed in Note 6 to the consolidated financial statements in this Annual Report on Form 10-K.

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

Net loss attributable to noncontrolling interests totaled $2.4 million for the year ended December 31, 2008 compared to $1.4 million for the year ended December 31, 2007 and primarily relates to the consolidation of a VIE in which our variable interest is debt. The increase is due to a greater net loss incurred by the VIE at our entertainment retail center in White Plains, New York. Additionally, there was $0.3 million and $0.1 million in minority interest expense for year ended December 31, 2008 and 2007, respectively, due to our VinREIT operations.

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

Liquidity and Capital Resources

Cash and cash equivalents were $23.1 million at December 31, 2009. In addition, we had restricted cash of $12.9 million at December 31, 2009. Of the restricted cash at December 31, 2009, $4.9 million relates to cash held for our borrowers’ debt service reserves for mortgage notes receivable and the balance represents deposits required in connection with debt service, payment of real estate taxes and capital improvements.

Mortgage Debt, Credit Facilities and Term Loan

As of December 31, 2009, we had total debt outstanding of $1.1 billion. As of December 31, 2009, $1.0 billion of debt outstanding was fixed rate mortgage debt secured by a substantial portion of our rental properties and mortgage notes receivable, with a weighted average interest rate of approximately 5.9%. This $1.0 billion of fixed rate mortgage debt includes $203.9 million of LIBOR based debt that has been converted to fixed rate debt with interest rate swaps as further described below.

As described in Note 10 to the consolidated financial statements included in this Annual Report on Form 10-K, our revolving credit facility was amended on June 30, 2009. At December 31, 2009, we had $35.0 million in debt outstanding under our $215.0 million revolving credit facility, with interest at a floating rate. The facility has a term expiring October 26, 2011 with a one year extension available at our option, subject to certain terms and conditions including the payment of an extension fee. The amount that we are able to borrow on our revolving credit facility is a function of the values and advance rates, as defined by the credit agreement, assigned to the assets included in the borrowing base less outstanding letters of credit and less other liabilities, excluding our $117.6 million term loan, that are recourse obligations of the Company. As of December 31, 2009, our total availability under the revolving credit facility was $178.5 million.

Through December 31, 2009, VinREIT, a subsidiary that holds our vineyard and winery assets, had drawn nine term loans aggregating $96.7 million in initial principal under our $160.0 million credit facility. These term loans have maturities ranging from December 1, 2017 to June 5, 2018, are 30% recourse to us and have stated interest rates of LIBOR plus 175 basis points on loans secured by real property and LIBOR plus 200 basis points on loans secured by fixtures and equipment. We entered into seven interest rate swaps during 2008 that fixed the interest rates on the outstanding loans at a weighted average rate of 5.2%. Term loans can be drawn through

September 26, 2010 under the credit facility. The credit facility provides for an aggregate advance rate of 65% based on the lesser of cost or appraised value. At December 31, 2009, the term loans outstanding under the credit facility had an aggregate balance of $93.6 million and approximately $63.3 million of the facility remains available. The credit facility also contains an accordion feature, whereby, subject to lender approval, we may obtain additional term loan commitments in an aggregate principal amount not to exceed $140.0 million.

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

Certain of our long-term debt agreements contain customary restrictive covenants related to financial and operating performance as well as certain cross-default provisions. At December 31, 2009, we were in compliance with all restrictive covenants.

Liquidity Requirements

Short-term liquidity requirements consist primarily of normal recurring corporate operating expenses, debt service requirements and distributions to shareholders. We meet these requirements primarily through cash provided by operating activities. Net cash provided by operating activities was $148.8 million, $146.3 million and $131.6 million for the years ended December 31, 2009, 2008 and 2007, respectively. Net cash used in investing activities was $192.0 million, $492.0 million and $420.6 million for the years ended December 31, 2009, 2008 and 2007, respectively. Net cash provided by financing activities was $15.7 million, $381.2 million and $294.3 million for the years ended December 31, 2009, 2008 and 2007, respectively. We anticipate that our cash on hand, cash from operations, and funds available under our revolving credit facility will provide adequate liquidity to fund our operations, make interest and principal payments on our debt, and allow distributions to our shareholders and avoid corporate level federal income or excise tax in accordance with REIT Internal Revenue Code requirements.

Long-term liquidity requirements at December 31, 2009 consisted primarily of maturities of long-term debt. Contractual obligations as of December 31, 2009 are as follows (in thousands):

	Year ended December 31,
Contractual Obligations	2010		2011		2012	2013	2014	Thereafter	Total
Long Term Debt Obligations	$196,051	(1)	178,247	(2)	93,198	119,339	152,503	402,085	1,141,423

Interest on Long Term Debt Obligations	63,472		52,277		44,063	34,264	25,649	42,804	262,529

Total	$259,523		230,524		137,261	153,603	178,152	444,889	1,403,952

(1) In addition to recurring principal payments, this amount includes $56.25 million in debt maturing in September 2010 related to the planned resort development in Sullivan County, New York and $112.5 million in debt maturing in October 2010 secured by our entertainment retail center in White Plains, New York. The $112.5 million related to White Plains is extendable for two to four years based on meeting certain conditions including a minimum net operating income threshold. As further discussed in Note 4 to the consolidated financial statements in this Annual Report on Form 10-K, we may elect to surrender this property at the loan’s maturity. In any event, we do not anticipate this loan, which is non-recourse to us, will be a liquidity event to the Company at the October 2010 maturity.

(2) In addition to recurring principal payments, this amount includes $115.5 million of maturing debt secured by one theatre and one ski resort as well as five mortgage notes receivable. This debt is extendable at the company’s option until October 26, 2012. This amount also includes $35.0 million related to the revolving credit facility due October 26, 2011. This facility has a one year extension available at our option subject to certain conditions.

We have also posted $1.5 million of irrevocable stand-by letters of credit related to the Toronto Dundas Square Project as further described in Note 5 to the consolidated financial statements in this Annual Report on Form 10-K.

Additionally, our unconsolidated joint ventures, Atlantic EPR-I and Atlantic EPR-II, have mortgage notes payable at December 31, 2009 of $15.0 million and $13.0 million which mature in May 2010 and September 2013, respectively.

Commitments

We have agreed to finance $9.6 million in development costs for expansion at three of our existing public charter school properties. Development costs are advanced by us in periodic draws. If we determine that construction is not being completed in accordance with the terms of the development agreement, we can discontinue funding construction draws. We have agreed to lease the additional space to the operator at pre-determined rates.

On October 31, 2007, we entered into a guarantee agreement for economic development revenue bonds with a total principal amount of $22.0 million related to three theatres in Louisiana, maturing on October 31, 2037. The bonds were issued by Southern Theatres for the purpose of financing the development and construction of three megaplex theatres in Louisiana. We earn an annual fee of 1.75% on the outstanding principal amount of the bonds and the fee is paid by Southern Theatres monthly. We evaluated this guarantee in connection with the provisions of FASB ASC Topic 450 on Guarantees (“Topic 450”). Based on certain criteria, Topic 450 requires a guarantor to record an asset and a liability at inception. Accordingly, we had recorded $4.0 million as a deferred asset included in accounts receivable and $4.0 million included in other liabilities in the accompanying consolidated balance sheet as of December 31, 2008, which represented management’s estimate of the fair value of the guarantee at inception which will be realized over the term of the guarantee. During the third quarter of 2009, the outstanding principal amount of the bonds was reduced from $22 million to $14.4 million due to a principal repayment. Accordingly, we reduced the asset and liability recorded to reflect the decrease in the outstanding principal balance. We have recorded $2.6 million as a deferred asset included in accounts receivable and $2.6 million included in other liabilities in the accompanying consolidated balance sheet as of December 31, 2009.

We have certain commitments related to our mortgage note investments that we may be required to fund in the future. We are generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of our direct control. As of December 31, 2009, we had four mortgage notes receivable with commitments totaling approximately $20 million. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

Liquidity Analysis

In analyzing our liquidity, we generally expect that our cash provided by operating activities will meet our normal recurring operating expenses, recurring debt service requirements and distributions to shareholders.

Considering extensions, our only consolidated debt maturity in 2010 is a $56.25 million mortgage note payable due in September 2010. The $112.5 million mortgage note that is due in October 2010 has a two to four year extension option, upon meeting certain conditions and is related to our entertainment retail center in White Plains, New York that is held in a consolidated joint venture. As further described in Note 4 to the consolidated financial statements in this Annual Report on Form 10-K, the Company may elect not to further support the joint venture, which may include a decision to surrender the property at the loan’s maturity. In any event, we do not anticipate this loan, which is non-recourse to us, will be a liquidity event to the Company at the October 2010 maturity.

Our cash commitments, as described above, include additional amounts expected to be funded in 2010 of $9.6 million for the public charter school expansions and additional commitments under various mortgage notes receivable totaling $20.0 million. Of the $20.0 million of commitments, approximately $900 thousand is expected to be funded in 2010. In addition to these commitments, as discussed above we expect to fund the refinancing shortfall related to the Toronto Dundas Square Project which is estimated to be approximately CAD $20.0 million ($19.0 million U.S. using exchange rates at December 31, 2009) as well as the costs to close the transaction, estimated to be up to CAD $10 million.

Our sources of liquidity for 2010 to pay the above commitments and the acquisition of the Toronto Dundas Square Project include the remaining amount available under our revolving credit facility of $178.5 million at December 31, 2009 and unrestricted cash on hand at December 31, 2009 of $23.1 million. Accordingly, while there can be no assurance, we expect that our sources of cash will significantly exceed our expected uses of cash over the remainder of 2010.

In looking at liquidity requirements beyond 2010 and considering extensions, we have no debt maturities in 2011. We have approximately $212.6 million of debt maturities in 2012 including the revolving credit facility and term loan, and excluding the mortgage note payable related to our entertainment retail center in White Plains discussed above.

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

Off Balance Sheet Arrangements

At December 31, 2009, we had a 21.9% and 22.1% investment interest in two unconsolidated real estate joint ventures, Atlantic-EPR I and Atlantic-EPR II, respectively, which are accounted for under the equity method of accounting. We do not anticipate any material impact on our liquidity as a result of commitments involving those joint ventures. We recognized income of $565, $538 and $491 (in thousands) from our investment in the Atlantic-EPR I joint venture during the years ended December 31, 2009, 2008 and 2007, respectively. We recognized income of $330, $324 and $301 (in thousands) from our investment in the Atlantic-EPR II joint venture during the years ended December 31, 2009, 2008 and 2007, respectively. The joint ventures have two mortgage notes payable each secured by a megaplex theatre. The notes held by Atlantic EPR-I and Atlantic EPR-II total $15.0 million and $13.0 million, respectively, at December 31, 2009, and mature in May 2010 and September 2013, respectively. Condensed financial information for Atlantic-EPR I and Atlantic-EPR II joint ventures is included in Note 7 to the consolidated financial statements included in this Quarterly Report on Form 10-K.

The joint venture agreements for Atlantic-EPR I and Atlantic-EPR II allow our partner, Atlantic of Hamburg, Germany (“Atlantic”), to exchange up to a maximum of 10% of its ownership interest per year in each of the joint ventures for common shares of the Company or, at our discretion, the cash value of those shares as defined in each of the joint venture agreements. During 2008, we paid Atlantic-EPR I and Atlantic-EPR II cash of $133 and $79 (in thousands), respectively, in exchange for additional ownership in each joint venture of 0.7%. During 2009, we paid Atlantic cash of $109 and $9 (in thousands), respectively, in exchange for additional ownership of 0.7% and 0.2% for Atlantic-EPR I and Atlantic-EPR II, respectively. During January of 2010, the Company paid Atlantic cash of $51 (in thousands) in exchange for additional ownership of 0.2% for Atlantic-EPR I. These exchanges did not impact total partners’ equity in either Atlantic-EPR I or Atlantic-EPR II.

Capital Structure and Coverage Ratios

We believe that our shareholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest, fixed charge and debt service coverage ratios. We expect to maintain our leverage ratio (i.e. total-long term debt of the Company as a percentage of equity plus total liabilities) between 40% and 50%. However, the timing and size of our equity offerings may cause us to temporarily operate over this threshold. At December 31, 2009, our leverage ratio was 43%. Our long-term debt as a percentage of our total market capitalization at December 31, 2009 was 37%; however, we do not manage to a ratio based on total market capitalization due to the inherent variability that is driven by changes in the market price of our common shares. We calculate our total market capitalization of $3.0 billion by aggregating the following at December 31, 2009:

•	Common shares outstanding of 42,872,420 multiplied by the last reported sales price of our common shares on the NYSE of $35.27 per share, or $1.5 billion;

•	Aggregate liquidation value of our Series B preferred shares of $80 million;
•	Aggregate liquidation value of our Series C convertible preferred shares of $135 million;
•	Aggregate liquidation value of our Series D preferred shares of $115 million;
•	Aggregate liquidation value of our Series E convertible preferred shares of $86 million and
•	Total long-term debt of $1.1 billion

Our interest coverage ratio for the years ended December 31, 2009, 2008 and 2007 was 3.1 times, 3.4 times and 3.2 times, respectively. Interest coverage is calculated as the interest coverage amount (as calculated in the following table) divided by interest expense, gross (as calculated in the following table). We consider the interest coverage ratio to be an appropriate supplemental measure of a company’s ability to meet its interest expense obligations and management believes it is useful to investors in this regard. Our calculation of the interest coverage ratio may be different from the calculation used by other companies, and therefore, comparability may be limited. This information should not be considered as an alternative to any U.S. generally accepted accounting principles (“GAAP”) liquidity measures. The following table shows the calculation of our interest coverage ratios (unaudited, dollars in thousands):

	Year Ended December 31,
	2009	2008	2007
Net income (loss)	$(11,906)	127,623	103,294
Interest expense, gross	73,390	72,658	61,376
Interest cost capitalized	(600)	(797)	(494)
Depreciation and amortization	47,720	43,829	37,422
Share-based compensation expense to management and trustees	4,307	3,965	3,249
Gain on sale of land	-	-	(129)
Costs associated with loan refinancing	117	-	-
Straight-line rental revenue	(2,483)	(3,851)	(4,497)
Gain on sale of real estate from discontinued operations	-	(119)	(3,240)
Depreciation and amortization of discontinued operations	-	-	58
Transaction costs	3,321	1,628	253
Provision for loan losses	70,954	-	-
Impairment charges	42,158	-	-

Interest coverage amount	$226,978	244,936	197,292

Interest expense, net	$72,715	70,951	60,505
Interest income	75	910	377
Interest cost capitalized	600	797	494

Interest expense, gross	$73,390	72,658	61,376

Interest coverage ratio	3.1	3.4	3.2

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

	Year Ended December 31,
	2009	2008	2007
Net cash provided by operating activities	$148,817	146,256	131,590
Equity in income from joint ventures	895	1,962	1,583
Distributions from joint ventures	(986)	(2,262)	(1,239)
Amortization of deferred financing costs	(3,663)	(3,290)	(2,905)
Increase in mortgage notes accrued interest receivable	1,324	20,519	14,921
Increase (decrease) in restricted cash	148	(794)	308
Increase in accounts receivable, net	(1,583)	3,889	4,642
Increase (decrease) in notes and accrued interest receivable	(530)	(261)	259
Increase in direct financing lease receivable	3,762	2,285	-
Increase in other assets	3,471	2,612	1,799
Decrease (increase) in accounts payable and accrued liabilities	(104)	2,534	(5,923)
Decrease (increase) in unearned rents	1,799	1,848	(4,381)
Straight-line rental revenue	(2,483)	(3,851)	(4,497)
Interest expense, gross	73,390	72,658	61,376
Interest cost capitalized	(600)	(797)	(494)
Transaction costs	3,321	1,628	253

Interest coverage amount	$226,978	244,936	197,292

Our fixed charge coverage ratio was 2.2 times for the year ended December 31, 2009 and 2.4 times for each of the years ended December 31, 2008 and 2007. The fixed charge coverage ratio is calculated in exactly the same manner as the interest coverage ratio, except that preferred share dividends are also added to the denominator. We consider the fixed charge coverage ratio to be an appropriate supplemental measure of a company’s ability to make its interest and preferred share dividend payments and management believes it is useful to investors in this regard. Our calculation of the fixed charge coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures. The following table shows the calculation of our fixed charge coverage ratios (unaudited, dollars in thousands):

	Year Ended December 31,
	2009	2008	2007
Interest coverage amount	$226,978	244,936	197,292

Interest expense, gross	73,390	72,658	61,376
Preferred share dividends	30,206	28,266	21,312

Fixed charges	$103,596	100,924	82,688

Fixed charge coverage ratio	2.2	2.4	2.4

Our debt service coverage ratio for the years ended December 31, 2009, 2008 and 2007 was 2.3 times, 2.6 times and 2.5 times, respectively. The debt service coverage ratio is calculated in exactly the same manner as the interest coverage ratio, except that recurring principal payments are also added to the denominator. We consider the debt service coverage ratio to be an appropriate supplemental measure of a company’s ability to make its debt service payments and management believes it is useful to investors in this regard. Our calculation of the debt service coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures. The following table shows the calculation of our debt service coverage ratios (unaudited, dollars in thousands):

	Year Ended December 31,
	2009	2008	2007
Interest coverage amount	$226,978	244,936	197,292

Interest expense, gross	73,390	72,658	61,376
Recurring principal payments	25,174	23,331	18,257

Debt service	$98,564	95,989	79,633

Debt service coverage ratio	2.3	2.6	2.5

Funds From Operations (FFO)

The National Association of Real Estate Investment Trusts (“NAREIT”) developed FFO as a relative non-GAAP financial measure of performance of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP and management provides FFO herein because it believes this information is useful to investors in this regard. FFO is a widely used measure of the operating performance of real estate companies and is provided here as a supplemental measure to GAAP net income available to common shareholders and earnings per share. FFO, as defined under the NAREIT definition and presented by us, is net income available to common shareholders, computed in accordance with GAAP, excluding gains and losses from sales of depreciable operating properties, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships, joint ventures and other affiliates. Adjustments for unconsolidated partnerships, joint ventures and other affiliates are calculated to reflect FFO on the same basis. FFO is a non-GAAP financial measure. FFO does not represent cash flows from operations as defined by GAAP and is not indicative that cash flows are adequate to fund all cash needs and is not to be considered an alternative to net income or any other GAAP measure as a measurement of the results of our operations or our cash flows or liquidity as defined by GAAP. It should also be noted that not all REITs calculate FFO the same way so comparisons with other REITs may not be meaningful.

The following table summarizes our FFO, including per share amounts, for the years ended December 31, 2009, 2008 and 2007 (in thousands, except per share information):

	Year ended December 31,
	2009	2008	2007
Net income available to common shareholders of Entertainment Properties Trust	$(22,199)	$101,710	$81,251
Real estate depreciation and amortization	46,947	43,051	36,758
Allocated share of joint venture depreciation	263	510	387
Gain on sale of real estate from discontinued operations	-	-	(3,240)
Noncontrolling interest	(20,143)	(2,630)	(1,436)

FFO available to common shareholders	4,868	142,641	113,720

FFO available to common shareholders of Entertainment Properties Trust	$4,868	$142,641	$113,720
Preferred dividends for Series C	-	7,763	7,763

Diluted FFO available to common shareholders of Entertainment Properties Trust	4,868	150,404	121,483

FFO per common share attributable to Entertainment Properties Trust:
Basic	$0.13	$4.61	$4.22
Diluted	0.13	4.54	4.16

Shares used for computation (in thousands):
Basic	36,122	30,910	26,929
Diluted	36,236	33,094	29,202

Weighted average shares outstanding - diluted EPS	36,236	31,177	27,304
Effect of dilutive Series C preferred shares	-	1,917	1,898

Adjusted weighted average shares outstanding - diluted	36,236	33,094	29,202

Other financial information:
Dividends per common share	$2.60	3.36	3.04

The additional 1.9 million common shares that would result from the conversion of our 5.75% Series C cumulative convertible preferred shares and the additional 1.6 million common shares that would result from the conversion of our 9.0% Series E cumulative convertible preferred shares (issued on April 2, 2008) and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted earnings per share for the years ended December 31, 2009, 2008 and 2007 because the effect is anti-dilutive. However, because a conversion of the 5.75% Series C cumulative convertible preferred shares would be dilutive to FFO per share for the years ended December 31, 2008 and 2007, these adjustments have been made in the calculation of diluted FFO per share for these periods.

As discussed in Note 14 to the consolidated financial statements in this Annual Report on Form 10-K, our nonvested share awards are considered participating securities and are included in the calculation of earnings per share under the two-class method as required by the Earnings Per Share Topic of the FASB ASC. Prior-period earnings per share data was computed using the treasury stock method and has been adjusted retrospectively, which lowered basic and diluted FFO per share by $0.05 and $0.03 for the year ended December 31, 2008, respectively and lowered basic and diluted FFO per share by $0.04 and $0.02 for the year ended December 31, 2007, respectively.

Adjusted Funds From Operations (AFFO)

In addition to FFO, AFFO is presented by adding to FFO non-cash impairment charges and provision for loan losses, transaction costs, non-real estate depreciation and amortization, deferred financing fees amortization, costs associated with loan refinancing and share-based compensation expense to management and trustees; subtracting maintenance capital expenditures (including second generation tenant improvements and leasing commissions), straight-lined rental revenue and the non-cash portion of mortgage and other financing income. AFFO is a widely used measure of the operating performance of real estate companies and is provided here as a supplemental measure to GAAP net income available to common shareholders and earnings per share, and management provides AFFO herein because it believes this information is useful to investors in this regard. AFFO is a non-GAAP financial measure and should not be considered an alternative to any GAAP liquidity measures. AFFO does not represent cash flows from operations as defined by GAAP and is not indicative that cash flows are adequate to fund all cash needs and is not to be considered an alternative to net income or any other GAAP measure as a measurement of the results of our operations or our cash flows or liquidity as defined by GAAP. It should also be noted that not all REITs calculate AFFO the same way so comparisons with other REITs may not be meaningful.

The following table summarizes our AFFO for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Year ended December 31,
	2009	2008	2007
Diluted FFO available to common shareholders of Entertainment Properties Trust	$4,868	$150,404	$121,483
Adjustments:
Non-cash impairment charges and provision for loan losses	113,112	-	-
Transaction costs	3,321	1,628	253
Non-real estate depreciation and amortization	773	778	664
Deferred financing fees amortization	3,663	3,290	2,905
Costs associated with loan refinancing	117	-	-
Share-based compensation expense to management and trustes	4,307	3,965	3,249
Maintenance capital expenditures (1)	(1,513)	(4,312)	(1,453)
Straight-lined rental revenue	(2,483)	(3,851)	(4,497)
Non-cash portion of mortgage and other financing income	(7,197)	(24,230)	(15,090)

AFFO available to common shareholdersof Entertainment Properties Trust	118,968	127,672	107,514

(1) Includes maintenance capital expenditures and second generation tenant improvements and leasing commissions.

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

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46R (“SFAS No. 167”) to be included in ASC 810 “Consolidation”. SFAS No. 167 amends FIN 46R to require an analysis to determine whether a variable interest gives a company a controlling financial interest in a variable interest entity. This statement requires an ongoing reassessment of and eliminates the quantitative approach previously required for determining whether a company is the primary beneficiary. This statement is effective for interim and annual reporting periods beginning after November 15, 2009. Accordingly, the Company adopted SFAS No. 167 during the first quarter of 2010 and the adoption did not have a material impact on its financial position or results of operations.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU No. 2010-6”). This statement requires new disclosures and clarifies existing disclosure requirements about fair value measurement. ASU No. 2010-06 only applies to disclosures related to estimated fair values as disclosed in Note 12 to the consolidated financial statements in this Annual Report on Form 10-K. This statement is effective for interim and annual reporting periods beginning after December 15, 2009 and is not expected to have a significant impact on our footnote disclosures.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, primarily relating to potential losses due to changes in interest rates and foreign currency exchange rates. We seek to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new long-term fixed rate borrowings whenever possible. We also have a $215.0 million secured revolving credit facility with $35.0 million outstanding as of December 31, 2009, a $160.0 million term loan facility with $93.6 million outstanding as of December 31, 2009, a $10.7 million bond, a $56.25 million term loan and a $117.6 million term loan, all of which bear interest at a floating rate. As further described in Note 10 to the consolidated financial statements in this Annual Report on Form 10-K, $89.9 million term loans under the term loan facility are LIBOR based debt that has been converted to a fixed rate with seven interest rate swaps and the $117.6 million term loan includes $114.0 million of LIBOR based debt that has been converted to a fixed rate with two interest rate swaps.

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

The fair value of our debt as of December 31, 2009 and 2008 is estimated by discounting the future cash flows of each instrument using current market rates including current market spreads.

The following table presents the principal amounts, weighted average interest rates, and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes as of December 31 (including the impact of the interest rate swap agreements described below):

Expected Maturities (in millions)

	2010	2011	2012	2013	2014	Thereafter	Total	Estimated Fair Value
December 31, 2009:
Fixed rate debt	$ 138.2	140.4	92.8	118.9	152.0	390.0	1,032.3	1,020.6
Average interest rate	5.7%	5.9%	6.5%	5.8%	6.3%	5.8%	5.9%	5.9%
Variable rate debt	$ 57.8	37.8	0.4	0.5	0.5	12.1	109.1	109.1
Average interest rate (as of December 31, 2009)	5.9%	5.2%	2.2%	2.2%	2.2%	0.5%	5.0%	5.0%

	2009	2010	2011	2012	2013	Thereafter	Total	Estimated Fair Value
December 31, 2008:
Fixed rate debt	$ 23.4	137.6	139.8	92.1	127.2	521.6	1,041.7	1,044.0
Average interest rate	6.0%	5.7%	5.9%	6.5%	5.7%	5.9%	5.9%	5.8%
Variable rate debt	$ 1.2	206.5	2.4	-	-	10.6	220.7	210.8
Average interest rate (as of December 31, 2008)	4.7%	4.0%	4.7%	-	-	1.9%	3.9%	5.6%

On November 26, 2007, we entered into two interest rate swap agreements to fix the interest rate on $114.0 million of the outstanding term loan. These agreements each have outstanding notional amounts of $57.0 million, a termination date of October 26, 2012 and a fixed rate of 5.81%.

On March 13, 2008, we entered into two interest rate swap agreements to fix the interest rates on the two initial outstanding term loans described in Note 10 to the consolidated financial statements in this Annual Report on Form 10-K with an aggregate notional amount of $9.5 million. At December 31, 2009, these agreements have outstanding notional amounts of $4.5 million and $4.7 million, termination dates of December 1, 2017 and March 5, 2018 and fixed rates of 5.76% and 5.78%, respectively.

In September 2008, we entered into five interest rate swap agreements to fix the interest rates on the remaining outstanding term loans described in Note 10 to the consolidated financial statements in this Annual Report on Form 10-K with an aggregate notional amount of $83.1 million. At December 31, 2009, four of these agreements have aggregate outstanding notional amounts of $73.4 million, a termination date of October 7, 2013 and fixed rates of 5.11%. The remaining agreement has an outstanding notional amount of $7.4 million at December 31, 2009, a termination date of December 1, 2017 and a fixed rate of 5.63%.

We financed the acquisition of our four Canadian properties with non-recourse fixed rate mortgage loans from a Canadian lender in the original aggregate principal amount of approximately U.S. $97 million. The loans were made and are payable by us in Canadian dollars (CAD), and the rents received from tenants of the properties are payable in CAD. We have also provided a secured mortgage construction loan with a net carrying value of CAD $95.5 million as further discussed in Note 5 to the consolidated financial statements in this Annual Report on Form 10-K.

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

We have not yet hedged any of our net investment in the CAD denominated mortgage receivable related to the Toronto Dundas Square Project. We expect to become the owner of this property in early 2010.

See Note 11 to the consolidated financial statements in this Annual Report on Form 10-K for additional information on our derivative financial instruments and hedging activities.

Item 8. Financial Statements and Supplementary Data

Entertainment Properties Trust

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders

Entertainment Properties Trust:

We have audited the accompanying consolidated balance sheets of Entertainment Properties Trust (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedules listed in the Index at Item 15(2). These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Entertainment Properties Trust as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

KPMG LLP

Kansas City, Missouri

February 26, 2010

ENTERTAINMENT PROPERTIES TRUST

Consolidated Balance Sheets

(Dollars in thousands except share data)

	December 31,
	2009	2008
Assets
Rental properties, net of accumulated depreciation of $258,638 and $214,078 at December 31, 2009 and 2008, respectively	$1,854,629	$1,735,026
Property under development	12,729	30,835
Mortgage notes and related accrued interest receivable, net	522,880	508,506
Investment in a direct financing lease, net	169,850	166,089
Investment in joint ventures	4,080	2,493
Cash and cash equivalents	23,138	50,082
Restricted cash	12,857	11,004
Intangible assets, net	6,727	12,400
Deferred financing costs, net	12,136	10,741
Accounts receivable, net	33,289	33,405
Notes and related accrued interest receivable, net	7,204	40,338
Other assets	21,213	33,006

Total assets	$2,680,732	$2,633,925

Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$28,411	$35,665
Common dividends payable	27,880	27,377
Preferred dividends payable	7,552	7,552
Unearned rents and interest	7,509	8,312
Long-term debt	1,141,423	1,262,368

Total liabilities	1,212,775	1,341,274
Equity:
Common Shares, $.01 par value; 75,000,000 shares authorized; and 43,847,169 and 33,734,181 shares issued at December 31, 2009 and 2008, respectively	438	337
Preferred Shares, $.01 par value; 25,000,000 shares authorized: 3,200,000 Series B shares issued at December 31, 2009 and 2008; liquidation preference of $80,000,000	32	32
5,400,000 Series C convertible shares issued at December 31, 2009 and 2008; liquidation preference of $135,000,000	54	54
4,600,000 Series D shares issued at December 31, 2009 and 2008; liquidation preference of $115,000,000	46	46
3,450,000 Series E convertible shares issued at December 31, 2009 and 2008; liquidation preference of $86,250,000	35	35
Additional paid-in-capital	1,633,116	1,339,798
Treasury shares at cost: 974,749 and 860,084 common shares at December 31, 2009 and 2008, respectively	(29,968)	(26,357)
Loans to shareholders	(1,925)	(1,925)
Accumulated other comprehensive income (loss)	18,961	(6,169)
Distributions in excess of net income	(147,927)	(28,417)

Entertainment Properties Trust shareholders’ equity	1,472,862	1,277,434

Noncontrolling interests	(4,905)	15,217

Equity	1,467,957	1,292,651

Total liabilities and equity	$2,680,732	$2,633,925

See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST

Consolidated Statements of Income

(Dollars in thousands except per share data)

	Year Ended December 31,
	2009	2008	2007
Rental revenue	$204,610	$202,581	$185,873
Tenant reimbursements	18,312	20,883	18,499
Other income	2,890	2,241	2,402
Mortgage and other financing income	44,999	60,435	28,841

Total revenue	270,811	286,140	235,615
Property operating expense	28,839	26,775	23,010
Other expense	2,611	2,103	4,205
General and administrative expense	15,177	15,286	12,717
Costs associated with loan refinancing	117	-	-
Interest expense, net	72,715	70,951	60,505
Transaction costs	3,321	1,628	253
Provision for loan losses	70,954	-	-
Impairment charges	42,158	-	-
Depreciation and amortization	47,720	43,829	37,422

Income (loss) before gain on sale of land, equity in income from joint ventures and discontinued operations	(12,801)	125,568	97,503
Gain on sale of land	-	-	129
Equity in income from joint ventures	895	1,962	1,583

Income (loss) from continuing operations	$(11,906)	$127,530	$99,215
Discontinued operations:
Income (loss) from discontinued operations	-	(26)	839
Gain on sale of real estate	-	119	3,240

Net income (loss)	(11,906)	127,623	103,294
Add: Net loss attributable to noncontrolling interests	19,913	2,353	1,370

Net income attributable to Entertainment Properties Trust	8,007	129,976	104,664
Preferred dividend requirements	(30,206)	(28,266)	(21,312)
Series A preferred share redemption costs	-	-	(2,101)

Net income (loss) available to common shareholders of Entertainment Properties Trust	$(22,199)	$101,710	$81,251

Per share data attributable to Entertainment Properties Trust common shareholders:
Basic earnings per share data:
Income (loss) from continuing operations available to common shareholders	$(0.61)	$3.29	$2.87
Income from discontinued operations	-	-	0.15

Net income (loss) available to common shareholders	$(0.61)	$3.29	$3.02

Diluted earnings per share data:
Income (loss) from continuing operations available to common shareholders	$(0.61)	$3.26	$2.83
Income from discontinued operations	-	-	0.15

Net income (loss) available to common shareholders	$(0.61)	$3.26	$2.98

Shares used for computation (in thousands):
Basic	36,122	30,910	26,929
Diluted	36,122	31,177	27,304

See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST

Consolidated Statements of Changes in Equity

Years Ended December 31, 2009, 2008 and 2007

(Dollars in thousands)

	Entertainment Properties Trust Shareholders’ Equity									Noncontrolling Interests	Total
	Common Stock		Preferred Stock		Additional paid-in capital	Treasury shares	Loans to shareholders	Accumulated other comprehensive income (loss)	Distributions in excess of net income

	Shares	Par	Shares	Par
Balance at December 31, 2006	27,153,411	$272	10,900,000	$109	$883,639	$(15,500)	$(3,525)	$12,501	$(24,814)	$4,474	857,156
Shares issued to Trustees	5,760	—	—	—	354	—	—	—	—	—	354
Issuance of nonvested shares, including nonvested shares issued for the payment of bonuses	128,561	1	—	—	1,334	—	—	—	—	—	1,335
Amortization of nonvested shares	—	—	—	—	2,537	—	—	—	—	—	2,537
Share option expense	—	—	—	—	422	—	—	—	—	—	422
Foreign currency translation adjustment	—	—	—	—	—	—	—	30,022	—	—	30,022
Change in unrealized loss on derivatives	—	—	—	—	—	—	—	(6,529)	—	—	(6,529)
Net income	—	—	—	—	—	—	—	—	104,664	(1,370)	103,294
Purchase of 24,740 common shares for treasury	—	—	—	—	—	(1,448)	—	—	—	—	(1,448)
Issuances of common shares, net of costs of $1,700	1,408,934	14	—	—	74,437	—	—	—	—	—	74,451
Issuance of preferred shares, net of costs of $3,900	—	—	4,600,000	46	111,079	—	—	—	—	—	111,125
Redemption of Series A preferred shares	—	—	(2,300,000)	(23)	(55,412)	—	—	—	(2,101)	—	(57,536)
Stock option exercises, net	181,619	2	—	—	5,208	(5,941)	—	—	—	—	(731)
Dividends to common and preferred shareholders	—	—	—	—	—	—	—	—	(103,455)	—	(103,455)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	15,248	15,248
Distributions paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	(145)	(145)

Balance at December 31, 2007	28,878,285	$289	13,200,000	$132	$1,023,598	$(22,889)	$(3,525)	$35,994	$(25,706)	$18,207	1,026,100
Shares issued to Trustees	6,300	—	—	—	332	—	—	—	—	—	332
Issuance of nonvested shares, including nonvested shares issued for the payment of bonuses	120,691	1	—	—	1,991	—	—	—	—	—	1,992
Amortization of nonvested shares	—	—	—	—	3,179	—	—	—	—	—	3,179
Share option expense	—	—	—	—	446	—	—	—	—	—	446
Foreign currency translation adjustment	—	—	—	—	—	—	—	(48,760)	—	—	(48,760)
Change in unrealized gain on derivatives	—	—	—	—	—	—	—	6,597	—	—	6,597
Payment received on shareholder loan	—	—	—	—	—	—	1,600	—	—	—	1,600
Net income	—	—	—	—	—	—	—	—	129,976	(2,353)	127,623
Purchase of 16,771 common shares for treasury	—	—	—	—	—	(777)	—	—	—	—	(777)
Issuances of common shares, net of costs of $10,700	4,646,991	46	—	—	224,306	—	—	—	—	—	224,352
Issuance of preferred shares, net of costs of $2,800	—	—	3,450,000	35	83,403	—	—	—	—	—	83,438
Stock option exercises, net	81,914	1	—	—	2,543	(2,691)	—	—	—	—	(147)
Dividends to common and preferred shareholders	—	—	—	—	—	—	—	—	(132,687)	—	(132,687)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	(637)	(637)

Balance at December 31, 2008	33,734,181	$337	16,650,000	$167	$1,339,798	$(26,357)	$(1,925)	$(6,169)	$(28,417)	$15,217	1,292,651
Restricted share units issued to Trustees	—	—	—	—	390	—	—	—	—	—	390
Issuance of nonvested shares, including nonvested shares issued for the payment of bonuses	218,797	2	—	—	2,413	—	—	—	—	—	2,415
Cancellation of 5,411 employee nonvested shares	—	—	—	—	180	(180)	—	—	—	—	—
Amortization of nonvested shares	—	—	—	—	3,257	—	—	—	—	—	3,257
Share option expense	—	—	—	—	679	—	—	—	—	—	679
Foreign currency translation adjustment	—	—	—	—	—	—	—	34,325	—	—	34,325
Change in unrealized gain/loss on derivatives	—	—	—	—	—	—	—	(9,195)	—	—	(9,195)
Net income (loss)	—	—	—	—	—	—	—	—	8,007	(19,913)	(11,906)
Purchase of 40,565 common shares for treasury	—	—	—	—	—	(1,201)	—	—	—	—	(1,201)
Issuances of common shares, net of costs of $727	9,793,263	98	—	—	284,975	—	—	—	—	—	285,073
Stock option exercises, net	100,928	1	—	—	1,424	(2,230)	—	—	—	—	(805)
Dividends to common and preferred shareholders	—	—	—	—	—	—	—	—	(127,517)	—	(127,517)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	(209)	(209)

Balance at December 31, 2009	43,847,169	$438	16,650,000	$167	$1,633,116	$(29,968)	$(1,925)	$18,961	$(147,927)	$(4,905)	$1,467,957

See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Year Ended December 31,
	2009	2008	2007
Net income (loss)	$(11,906)	$127,623	$103,294
Other comprehensive income (loss):
Foreign currency translation adjustment	34,325	(48,760)	30,022
Change in unrealized gain (loss) on derivatives	(9,195)	6,597	(6,529)

Comprehensive income	13,224	85,460	126,787
Comprehensive loss attributable to the noncontrolling interests	19,913	2,353	1,370

Comprehensive income attributable to Entertainment Properties Trust	$33,137	$87,813	$128,157

See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,
	2009	2008	2007
Operating activities:
Net income (loss)	$(11,906)	$127,623	$103,294
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	70,954	-	-
Non-cash impairment charges	42,158	-	-
Costs associated with loan refinancing	117	-	-
Gain on sale of land	-	-	(129)
Income from discontinued operations	-	(93)	(4,079)
Equity in income from joint ventures	(895)	(1,962)	(1,583)
Distributions from joint ventures	986	2,262	1,239
Depreciation and amortization	47,720	43,829	37,422
Amortization of deferred financing costs	3,663	3,290	2,905
Share-based compensation expense to management and trustees	4,307	3,965	3,249
Decrease (increase) in restricted cash	(148)	794	(308)
Increase in mortgage notes accrued interest receivable	(1,324)	(20,519)	(14,921)
Decrease (increase) in accounts receivable, net	1,583	(3,889)	(4,642)
Decrease (increase) in notes receivable and accrued interest receivable	530	261	(259)
Increase in direct financing lease receivable	(3,762)	(2,285)	-
Increase in other assets	(3,471)	(2,612)	(1,799)
Increase (decrease) in accounts payable and accrued liabilities	104	(2,534)	5,923
Increase (decrease) in unearned rents	(1,799)	(1,848)	4,381

Net operating cash provided by continuing operations	148,817	146,282	130,693
Net operating cash provided (used) by discontinued operations	-	(26)	897

Net cash provided by operating activities	148,817	146,256	131,590

Investing activities:
Acquisition of rental properties and other assets	(135,112)	(142,861)	(77,710)
Investment in consolidated joint ventures	-	-	(31,291)
Investment in unconsolidated joint ventures	(1,677)	(117)	(39,711)
Investment in mortgage notes receivable	(35,945)	(180,730)	(222,558)
Proceeds from mortgage note receivable paydown	3,512	-	-
Investment in promissory notes receivable	(4,108)	(10,149)	(21,310)
Proceeds from promissory note receivable paydown	1,000	-	-
Investment in direct financing lease, net	-	(124,043)	-
Net proceeds from sale of land	-	-	694
Additions to properties under development	(19,672)	(35,038)	(35,770)

Net cash used in investing activities of continuing operations	(192,002)	(492,938)	(427,656)
Net proceeds from sale of real estate from discontinued operations	-	986	7,008

Net cash used in investing activities	(192,002)	(491,952)	(420,648)

Financing activities:
Proceeds from long-term debt facilities	132,006	548,490	742,975
Principal payments on long-term debt	(267,174)	(346,156)	(473,989)
Deferred financing fees paid	(5,017)	(3,899)	(2,553)
Net proceeds from issuance of common shares	284,965	224,214	74,451
Net proceeds from issuance of preferred shares	-	83,438	111,125
Redemption of preferred shares	-	-	(57,536)
Impact of stock option exercises, net	(805)	(147)	(731)
Proceeds from payment on shareholder loan	-	1,600	-
Purchase of common shares for treasury	(1,201)	(777)	(1,448)
Distributions paid to noncontrolling interests	(209)	(637)	(140)
Dividends paid to shareholders	(126,907)	(124,930)	(97,815)

Net cash provided by financing activities	15,658	381,196	294,339
Effect of exchange rate changes on cash	583	(588)	475

Net increase (decrease) in cash and cash equivalents	(26,944)	34,912	5,756
Cash and cash equivalents at beginning of the year	50,082	15,170	9,414

Cash and cash equivalents at end of the year	$23,138	$50,082	$15,170

Supplemental information continued on next page.

ENTERTAINMENT PROPERTIES TRUST

Consolidated Statements of Cash Flows

(Dollars in thousands)

Continued from previous page.

	Year ended December 31,
	2009	2008	2007
Supplemental schedule of non-cash activity:
Acquisition of interest in joint venture assets in exchange for assumption of debt and other liabilities at fair value	$-	$-	$136,029
Transfer of property under development to rental property	$38,990	$26,742	$32,595
Issuance of nonvested shares, including nonvested shares issued for payment of bonuses	$4,368	$6,028	$8,756
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$70,124	$69,160	$56,664
Cash paid (received) during the year for income taxes	$(383)	$(429)	$419

See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

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

The Company reports its noncontrolling interests as required by the Consolidation Topic of the FASB ASC. Noncontrolling interest is the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. The ownership interests in the subsidiary that are held by owners other than the parent are noncontrolling interests. Such noncontrolling interests are reported on the consolidated balance sheets within equity, separately from the Company’s equity. On the consolidated statements of income, revenues, expenses and net income or loss from less-than-wholly-owned subsidiaries are reported at the consolidated amounts, including both the amounts attributable to the Company and noncontrolling interests. Consolidated statements of changes in shareholder’s equity are included for both quarterly and annual financial statements, including beginning balances, activity for the period and ending balances for equity, noncontrolling interests and total equity. The Company does not have any redeemable noncontrolling interests under the scope of FASB ASC Topic 480 on Distinguishing Liabilities from Equity.

As further explained in Note 8, the Company owns 96% of the membership interests of VinREIT, LLC (VinREIT). Net income attributable to noncontrolling interest related to VinREIT was $231 thousand, $277 thousand and $66 thousand for the years ended December 31, 2009, 2008 and 2007, respectively, representing GWP’s portion of the annual cash flow. Total noncontrolling interest in VinREIT included in the accompanying consolidated balance sheets was $133 thousand and $117 thousand at December 31, 2009 and 2008, respectively.

As further explained in Note 8, New Roc Associates, LP (New Roc) is owned 71.4% by the Company. There was no net income attributable to noncontrolling interest related to New Roc for the years ended December 31, 2009, 2008 and 2007. Total noncontrolling interest in New Roc included in the accompanying consolidated balance sheets was $3.9 million for both December 31, 2009 and 2008.

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

As further explained in Note 8, LC White Plains Retail LLC, LC White Plains Recreation LLC and Cappelli Group LLC (together the White Plains entities), as well as Suffolk Retail LLC (Suffolk), are VIEs in which the Company has been deemed to be the primary beneficiary. Accordingly, the financial statements of these VIEs have been consolidated into the Company’s financial statements. Net loss attributable to noncontrolling interest related to the White Plains entities was $20.1 million, 2.6 million and $1.4 million, respectively, for the years ended December 31, 2009, 2008 and 2007. There was no net income or loss attributable to noncontrolling interest related to Suffolk for the years ended December 31, 2009, 2008 or 2007. Total noncontrolling interest in the White Plains entities was ($9.0 million) and $11.2 million as of December 31, 2009 and 2008, respectively. Total noncontrolling interest in Suffolk was $3.0 thousand as of December 31, 2009 and 2008.

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

Accounting for Acquisitions

Upon acquisitions of real estate properties, the Company records the fair value of acquired tangible assets (consisting of land, building, tenant improvements, and furniture, fixtures and equipment) and identified intangible assets and liabilities (consisting of above and below market

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

leases, in-place leases, tenant relationships and assumed financing that is determined to be above or below market terms) as well as any noncontrolling interest in accordance with FASB ASC Topic 805 on Business Combinations (“Topic 805”). In addition, in accordance with Topic 805, acquisition-related costs in connection with business combinations are expensed as incurred, rather than capitalized. Costs related to such transactions, as well as costs associated with terminated transactions, are included in the accompanying Consolidated Statements of Income as transaction costs. Transaction costs totaled $3.3 million, $1.6 million and $253 thousand for the years ended December 31, 2009, 2008 and 2007, respectively.

Most of the Company’s rental property acquisitions do not involve in-place leases. In such cases, the fair value of the tangible assets is determined based on recent independent appraisals and management judgment. Because the Company typically executes these leases simultaneously with the purchase of the real estate, no value is ascribed to in-place leases in these transactions.

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

December 31, 2009, 2008 and 2007

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

Management of the Company reviews the carrying value of intangible assets for impairment on an annual basis. Intangible assets consist of the following at December 31 (in thousands):

	2009	2008
In-place leases, net of accumulated amortization of $6.9 million and $7.1 million, respectively	$6,034	11,707
Goodwill	693	693

Total intangible assets, net	$6,727	12,400

In-place leases, net at December 31, 2009 of approximately $6.0 million, relate to four entertainment retail centers in Ontario, Canada that were purchased on March 1, 2004 and one entertainment retail center in Burbank, California that was purchased on March 31, 2005. The in-place leases related to one entertainment retail center in White Plains, New York that was purchased on May 8, 2007 were subsequently written-off due to an impairment charge recognized for the quarter ended September 30, 2009 as further discussed in Note 4. Goodwill at December 31, 2009 and 2008 relates solely to the acquisition of New Roc that was acquired on October 27, 2003. Amortization expense related to in-place leases is computed using the straight-line method and was $3.2 million, $2.7 million and $1.8 million for the years ended December 31, 2009, 2008 and 2007, respectively. The weighted average life for these in-place leases at December 31, 2009 is 5.4 years.

Future amortization of in-place leases at December 31, 2009 is as follows (in thousands):

Amount
Year:
2010	$1,182
2011	1,182
2012	1,182
2013	1,180
2014	623
Thereafter	685

Total	$6,034

Deferred Financing Costs

Deferred financing costs are amortized over the terms of the related long-term debt obligations or mortgage note receivable as applicable.

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

Capitalized Development Costs

The Company capitalizes certain costs that relate to property under development including interest and a portion of internal legal personnel costs.

Operating Segment

The Company aggregates the financial information of all its investments into one reportable segment because the investments all have similar economic characteristics and because the Company does not internally report and is not internally organized by investment or transaction type.

Revenue Recognition

Rents that are fixed and determinable are recognized on a straight-line basis over the minimum terms of the leases. Base rent escalation on leases that are dependent upon increases in the Consumer Price Index (CPI) is recognized when known. Straight-line rent receivable is included in accounts receivable and was $26.1 million and $23.1 million at December 31, 2009 and 2008, respectively. In addition, most of the Company’s tenants are subject to additional rents if gross revenues of the properties exceed certain thresholds defined in the lease agreements (percentage rents). Percentage rents are recognized at the time when specific triggering events occur as provided by the lease agreements. Percentage rents of $1.5 million, $1.7 million and $2.1 million were recognized for the years ended December 31, 2009, 2008 and 2007, respectively. Lease termination fees are recognized when the related leases are canceled and the Company has no obligation to provide services to such former tenants. No termination fees were recognized during the years ended December 31, 2009, 2008 and 2007.

Direct financing lease income is recognized on the effective interest method to produce a level yield on funds not yet recovered. Estimated unguaranteed residual values at the date of lease inception represent management’s initial estimates of fair value of the leased assets at the expiration of the lease, not to exceed original cost. Significant assumptions used in estimating residual values include estimated net cash flows over the remaining lease term and expected future real estate values. The estimated unguaranteed residual value is reviewed on an annual basis to determine if there are other than temporary impairments. The Company evaluates on an annual basis during the second quarter (or more frequently if necessary) the collectibility of its direct financing lease receivable and unguaranteed residual value to determine whether they are impaired. A direct financing lease receivable is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. When a direct financing lease receivable is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the direct financing lease receivable’s effective interest rate or to the fair value of the underlying collateral, less costs to sell, if such receivable is collateralized.

Allowance for Doubtful Accounts

Accounts receivable is reduced by an allowance for amounts that may become uncollectible in the future. The Company’s accounts receivable balance is comprised primarily of rents and operating

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

cost recoveries due from tenants as well as accrued rental rate increases to be received over the life of the existing leases. The Company regularly evaluates the adequacy of its allowance for doubtful accounts. The evaluation primarily consists of reviewing past due account balances and considering such factors as the credit quality of the Company’s tenants, historical trends of the tenant and/or other debtor, current economic conditions and changes in customer payment terms. Additionally, with respect to tenants in bankruptcy, the Company estimates the expected recovery through bankruptcy claims and increases the allowance for amounts deemed uncollectible. If the Company’s assumptions regarding the collectibility of accounts receivable prove incorrect, the Company could experience write-offs of the accounts receivable or accrued straight-line rents receivable in excess of its allowance for doubtful accounts. The allowance for doubtful accounts was $4.9 million and $2.3 million at December 31, 2009 and 2008.

Mortgage Notes and Other Notes Receivable

Mortgage notes and other notes receivable, including related accrued interest receivable, consist of loans originated by the Company and the related accrued and unpaid interest income as of the balance sheet date. Mortgage notes and other notes receivable are initially recorded at the amount advanced to the borrower and the Company defers certain loan origination and commitment fees, net of certain origination costs, and amortizes them over the term of the related loan. Interest income on performing loans is accrued as earned. The Company evaluates the collectibility of both interest and principal of each of its loans to determine whether it is impaired. A loan is considered to be impaired when, based on current information and events, the Company determines that it is probable that it will be unable to collect all amounts due according to the existing contractual terms. When a loan is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the loan’s effective interest rate or to the fair value of the underlying collateral, less costs to sell, if the loan is collateral dependent. For impaired loans, interest income is recognized on a cash basis, unless the Company determines based on the loan to estimated fair value ratio the loan should be on the cost recovery method, and any cash payments received would then be reflected as a reduction of principal. Interest income recognition is recommenced if and when the impaired loan becomes contractually current and performance is demonstrated to be resumed.

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

In 2004, the Company acquired certain real estate operations that are subject to income tax in Canada. Also in 2004, the Company formed certain taxable REIT subsidiaries, as permitted under the Code, through which it conducts certain business activities. The taxable REIT subsidiaries are subject to federal and state income taxes on their net taxable income. Temporary differences between income for financial reporting purposes and taxable income for the Canadian operations and the taxable REIT subsidiaries relate primarily to depreciation, amortization of

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

deferred financing costs and straight line rents. As of December 31, 2009 and 2008, respectively, the Canadian operations and the taxable REIT subsidiaries had deferred tax assets totaling approximately $12.1 million and $8.7 million and deferred tax liabilities totaling approximately $4.3 million and $3.4 million. As there is no assurance that the Canadian operations and the taxable REIT subsidiaries will generate taxable income in the future beyond the reversal of temporary taxable differences, the deferred tax assets have been offset by a valuation allowance such that there is no net deferred tax asset at December 31, 2009 and 2008. Furthermore, the Company qualified as a REIT and distributed the necessary amount of taxable income such that no federal income taxes were due for the years ended December 31, 2009, 2008 and 2007. Accordingly, no provision for income taxes was recorded for any of those years. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company is subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed taxable income.

In June 2006, the Financial Accounting Standards Board (FASB) issued guidance that clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and it prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

The Company adopted these provisions of FASB ASC Topic 740, “Income Taxes” on January 1, 2007. The Company does not have any material unrecognized tax positions, and therefore, thus adoption did not have a material impact on the Company’s financial position or results of operations.

The Company’s policy is to recognize estimated interest and penalties as general and administrative expense. The Company believes that it has appropriate support for the income tax positions taken on its tax returns and that its accruals for tax liabilities are adequate for all open years (after 2006 for federal and state and after 2004 for Canada) based on an assessment of many factors including past experience and interpretations of tax laws applied to the facts of each matter.

Concentrations of Risk

American Multi-Cinema, Inc. (AMC) is the lessee of a substantial portion (43%) of the megaplex theatre rental properties held by the Company (including joint venture properties) at December 31, 2009 as a result of a series of sale leaseback transactions pertaining to a number of AMC megaplex theatres. A substantial portion of the Company’s rental revenues (approximately $97.3 million or 48%, $97.4 million or 48%, and $95.6 million or 51% for the years ended December 31, 2009, 2008 and 2007, respectively) result from the rental payments by AMC under the leases, or its parent, AMC Entertainment, Inc. (AMCE), as the guarantor of AMC’s obligations under the leases. AMCE had total assets of $3.7 billion and $3.8 billion, total liabilities of $2.7 billion and $2.7 billion and total stockholders’ equity of $1.0 billion and $1.1 billion at April 2, 2009 and April 3, 2008, respectively. AMCE had a net loss of $81.2 million for the fifty-two weeks ended

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

April 2, 2009 and net earnings of $43.4 million for the fifty-three weeks ended April 3, 2008. In addition, AMCE had net earnings of $16.9 million for the thirty-nine weeks ended December 31, 2009. AMCE has publicly held debt and the foregoing financial information was reported in its consolidated financial information which is publicly available.

For the years ended December 31, 2009, 2008 and 2007, respectively, approximately $35.9 million, or 13.3%, $37.6 million or 13.1%, and $35.8 million, or 15.2%, of total revenue was derived from the Company’s four entertainment retail centers in Ontario, Canada. For the years ended December 31, 2008 and 2007, respectively, $54.4 million, or 19% and $48.5 million, or 20.6%, of our total revenue was derived from the Company’s four entertainment retail centers in Ontario, Canada combined with the mortgage financing interest related to the Company’s mortgage note receivable held in Canada and initially funded on June 1, 2005. For the year ended December 31, 2009, no mortgage financing interest income was recognized related to the Company’s mortgage note receivable held in Canada as further described in Note 5. The Company’s wholly owned subsidiaries that hold the Canadian entertainment retail centers, third party debt and mortgage note receivable (net of loan loss reserve) represent approximately $228.6 million or 16% and $219.5 million or 17% of the Company’s net assets as of December 31, 2009 and 2008, respectively.

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

The Company accounts for share based compensation under the FASB ASC Topic on Stock Compensation. Share based compensation expense consists of share option expense, amortization of nonvested share grants, and shares and share units issued to non-employee Trustees for payment of their annual retainers. Share based compensation is included in general and administrative expense in the accompanying consolidated statements of income, and totaled $4.3 million, $4.0 million and $3.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

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

The expense related to share options included in the determination of net income for the years ended December 31, 2009, 2008 and 2007 was $679 thousand, $446 thousand and $422 thousand, respectively. The following assumptions were used in applying the Black-Scholes option pricing model at the grant dates: risk-free interest rate of 2.6% to 2.8% and 3.2% to 3.5% and 4.8% in 2009, 2008 and 2007, respectively, dividend yield of 6.5% to 6.6%, 6.7% and 5.2% to 5.4% in 2009, 2008 and 2007, respectively, volatility factors in the expected market price of the Company’s common shares of 31.4% to 37.5%, 23.2% and 19.5% to 19.8% in 2009, 2008 and 2007, respectively, no expected forfeitures and an expected life of eight years. The Company uses historical data to estimate the expected life of the option and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Additionally, expected volatility is computed based on the average historical volatility of the Company’s publicly traded shares.

Nonvested Shares Issued to Employees

The Company grants nonvested shares to employees pursuant to both the Annual Incentive Program and the Long-Term Incentive Plan. The Company amortizes the expense related to the nonvested shares awarded to employees under the Long-Term Incentive Plan and the premium awarded under the nonvested share alternative of the Annual Incentive Program on a straight-line basis over the future vesting period (three to five years). Total expense recognized related to all nonvested shares was $3.3 million, $3.2 million and $2.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Shares Issued to Non-Employee Trustees

Prior to 2009, the Company issued shares to non-employee Trustees for payment of their annual retainers. These shares vested immediately but could not be sold for a period of one year from the grant date. This expense was amortized by the Company on a straight-line basis over the year of service by the non-employee Trustees. Total expense recognized related to shares issued to non-employee Trustees was $111 thousand, $340 thousand and $290 thousand for the years ended December 31, 2009, 2008 and 2007, respectively.

Restricted Share Units Issued to Non-Employee Trustees

In 2009, the Company issued restricted share units to non-employee Trustees for payment of their annual retainers. The fair value of the share units granted was based on the share price at the date of grant. The share units vest upon the earlier of the day preceding the next annual meeting of shareholders or a change of control. The settlement date for the shares is selected by the non-employee

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

trustee, and ranges from three years from the grant date to upon termination of service. This expense was amortized by the Company on a straight-line basis over the year of service by the non-employee Trustees. Total expense recognized related to shares issued to non-employee Trustees was $260 thousand for the year ended December 31, 2009. No expense was recognized related to these shares for the years ended December 31, 2008 and 2007.

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

Subsequent Events

The Company evaluated subsequent events through the time of filing these financial statements with the SEC on February 26, 2010.

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

3. Rental Properties

The following table summarizes the carrying amounts of rental properties as of December 31, 2009 and 2008 (in thousands):

	2009	2008
Buildings and improvements	$1,558,465	1,452,500
Furniture, fixtures & equipment	68,227	62,090
Land	486,575	434,514

	2,113,267	1,949,104
Accumulated depreciation	(258,638)	(214,078)

Total	$1,854,629	1,735,026

Depreciation expense on rental properties was $43.2 million, $40.2 million and $34.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

On December 3, 2009, the Company completed a purchase of vineyard and winery equipment from its tenant, Ascentia Wine Estates, for a total investment of $8.5 million and this equipment was leased back to the tenant.

On December 18, 2009, the Company acquired 15 theatre properties for a total investment of $121.5 million. The properties are located in Connecticut, Massachusetts, New Jersey, Virginia, Kentucky, Ohio, Michigan, and Iowa, have a total 231 screens and 52,731 seats and are operated by an affiliate of Rave Cinemas, LLC. The theatres are leased under a long-term triple-net master lease.

During the year ended December 31, 2009, the Company completed the development of a winemaking and storage facility in Sonoma, California for a total development cost of approximately $12.5 million. The facility consists of approximately 58 thousand square feet and 20 acres of land, is operated by Carneros Vintners, Inc. and is leased under a long-term triple-net lease.

During the year ended December 31, 2009, the Company completed the initial phase of development of an entertainment retail center adjacent to one of our megaplex theatres in Suffolk, Virginia for a total development cost of $13.4 million. The Harbour View Marketplace is approximately 80 thousand square feet and the anchor tenant occupies approximately 48 thousand square feet under a long-term ground lease. At December 31, 2009, there is approximately $5.6 million in property under development at this center.

4. Impairment Charges

The Company’s entertainment retail center in White Plains, New York, held in a consolidated joint venture, was acquired with mortgage financing that had a loan to fair value ratio of more than 70% at the time of the Company’s acquisition of its interests in May 2007. The loan is

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

personally guaranteed by the principals of our minority partner, one of which is the same individual that is either personally, or through his related interests, in default on several other obligations to the Company (see Notes 5 and 8 below). The debt on this center is due in October 2010, and absent any improvement in the performance of the asset, the lender will likely require additional credit support and fees to extend the loan. Any such extension would also require the cooperation of the partners in the joint venture. Without a resolution of our disputes with the principals of our minority partner, there can be no assurance that the Company and the minority partner will cooperate. Given that the debt is currently non-recourse to the Company, the Company may elect not to further support the joint venture, which may include a decision to surrender the property at the loan’s maturity. Accordingly, the Company performed an impairment assessment of this asset as of September 30, 2009. It was determined that the carrying value of the asset exceeded the estimated fair value by $35.8 million, and an impairment charge was recorded at September 30, 2009 for this amount, which was comprised of $32.4 million related to real estate investment and $3.4 million related to in-place leases. Management determined the fair value of the asset taking into account various factors, including an independent appraisal prepared as of September 30, 2009 which indicated a fair value of $118.0 million. In accordance with the FASB ASC Topic on Consolidation and the Company’s policy for allocation of income and loss for this joint venture, a loss of $15.1 million related to the impairment charge was allocated to the noncontrolling interest related to this venture. The noncontrolling interest related to White Plains was a deficit balance of $9.0 million at December 31, 2009 which is recorded as a component of equity.

Additionally, during the three months ended December 31, 2009, the Company determined that four of its vineyard and winery properties were impaired as payments were not being received per the contractual terms. It was determined that the carrying value of the assets exceeded the estimated fair value by $6.4 million, and an impairment charge was recorded as of December 31, 2009 for this amount. Management determined the fair value of the assets taking into account various factors, including an independent appraisal prepared as of December 31, 2009 which indicated a total fair value of $35.0 million.

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

5. Investment in Mortgage Notes

Investment in mortgage notes, including related accrued interest receivable, at December 31, 2009 and 2008 consists of the following (in thousands):

	2009	2008

(1) Mortgage note and related accrued interest receivable, LIBOR plus 3.5%	$—	3,651

(2) Mortgage note and related accrued interest receivable, 10.00%, due April 2, 2010	32,848	29,735

(3) Mortgage note and related accrued interest receivable, 15.0%	126,658	103,289

(4) Mortgage note and related accrued interest receivable, 11.00%, due September 10, 2010	133,119	134,150

(5) Mortgage notes and related accrued interest receivable, 7.00%, due May 1, 2019	163,298	134,948

(6) Mortgage note, 9.53%, due March 10, 2027	8,000	8,000

(7) Mortgage notes, 10.15%, due April 3, 2027	62,500	62,500

(8) Mortgage note, 9.40%, due October 30, 2027	32,233	32,233

Total mortgage notes and related accrued interest receivable	$558,656	508,506
Less: loan loss reserves	(35,776)	—

Total mortgage notes and related accrued interest receivable, net	$522,880	508,506

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

(2) On April 4, 2007, a wholly-owned subsidiary of the Company entered into a secured first mortgage loan agreement for $25.0 million with Peak Resorts, Inc. (Peak) for the further development of Mount Snow. The loan is secured by approximately 696 acres of development land. The carrying value of this mortgage note receivable at December 31, 2009 was $32.8 million, including related accrued interest receivable of $7.8 million. All principal and accrued interest from inception of the loan is due at maturity. Per the terms of the note agreement, Peak has the option to roll the principal and related accrued interest receivable at the April 2, 2010 maturity date into the $62.5 million note referenced in (7) below.

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

(3) The Company’s second mortgage note and related accrued interest receivable is denominated in Canadian dollars (CAD) and during the year ended December 31, 2009, a wholly-owned subsidiary of the Company invested an additional CAD $7.6 million ($7.2 million U.S.) bringing the total investment to CAD $133.1 million ($126.7 million U.S.) in the mortgage note receivable from Metropolis Limited Partnership (the Partnership) related to the construction of the Toronto Dundas Square Project, a 13 level entertainment retail center in downtown Toronto that was completed in May 2008 for a total cost of approximately CAD $330 million. Additionally, as of December 31, 2009, the Company had posted irrevocable stand-by letters of credit related to this project totaling $1.5 million U.S which are expected to be cancelled or drawn upon during 2010. The loan is denominated in Canadian dollars and is secured by a second mortgage on the Toronto Dundas Square Project.

A group of banks (the bank syndicate) has provided first mortgage construction financing to the Partnership totaling approximately CAD $119.0 million ($113.2 million U.S.) as of December 31, 2009. In April 2009, the bank syndicate and the Company elected to pursue a receivership after it became apparent that a restructuring of the existing equity interests was no longer possible. On April 27, 2009, the court appointed a receiver who is overseeing the sale of the property. On January 8, 2010 the Company signed a purchase agreement to acquire this center in early 2010; however, the purchase of this center is subject to various conditions. As a result, the Company can offer no assurance that this transaction will be completed. The Company has finalized the terms of a credit facility with a group of banks to provide CAD $100 million first mortgage financing that is expected to close in conjunction with the purchase. The Company expects to consolidate the financial results of the property subsequent to the purchase.

The Company has evaluated this mortgage note receivable for impairment. Because repayment of the mortgage note receivable did not meet the contractual terms of the agreement, the Company determined the loan was impaired during the quarter ended March 31, 2009 and ceased accruing interest income as of January 1, 2009 on the loan for book purposes. Accordingly, no interest income was recognized for the year ended December 31, 2009 and no interest income will be recognized in future periods. Interest income recognized on this loan for the years ended December 31, 2008 and 2007 was CAD $17.9 million ($16.9 million U.S.) and CAD $13.5 million ($12.8 million U.S.), respectively. Furthermore, management of the Company reviewed the fair value of the property at September 30, 2009, taking into account a bid from a third party for the second mortgage receivable which implied an overall property value of approximately CAD $217 million ($206.5 million U.S.) and an independent appraisal completed in September 2009, and determined a provision for loan loss of CAD $37.6 million ($34.8 million U.S.) was necessary. Therefore, the net carrying value of this mortgage note receivable at December 31, 2009 was CAD $95.5 million ($90.9 million U.S.).

The Company received origination fees of CAD $250 thousand ($237 thousand U.S.) for the year ended December 31, 2007, in connection with this second mortgage note receivable and the fees were amortized through May 31, 2008.

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

(4) On August 20, 2008, a wholly-owned subsidiary of the Company entered into an agreement to provide a secured first mortgage loan of $225.0 million to Concord Resorts, LLC (Concord Resorts), an entity controlled by Louis Cappelli (Mr. Cappelli), related to a planned casino and resort development in Sullivan County, New York. The Company’s investment is secured by a first mortgage on the resort complex real estate totaling 1,584 acres. In addition, the Company has a second mortgage on the remaining 139 acres of the casino related real estate and the loan is personally guaranteed by Mr. Cappelli. The Company has certain rights to convert its mortgage interest into fee ownership as the project is further developed. The net carrying value of this mortgage note receivable at December 31, 2009 was $133.1 million which was funded under the original $225.0 million secured first mortgage commitment.

Due to the economic downturn, certain other lenders on the development have either reduced their commitments or withdrawn from the project. The planned initial phase of the casino and resort development has been downsized from an estimated $1 billion to an estimated $600 million and Mr. Cappelli is attempting to secure the necessary financing. In June of 2009, the New York legislature passed legislation authorizing the benefits of a special reduced tax rate on gaming receipts in Sullivan County, New York if at least $600 million is invested and 1,000 new jobs are created. As a result of these issues, the development project has been delayed, and there can be no assurance that Mr. Cappelli will obtain the financing necessary to complete the project. Due to these challenges, Concord Resorts has ceased making interest payments to the Company as contractually obligated under the loan agreement. The Company has evaluated its mortgage note receivable for impairment and has determined it was impaired during the quarter ended March 31, 2009 due to the inability of the borrower to meet its contractual obligations per the agreement. The Company’s accounting policy is to recognize interest income on impaired loans on a cash basis. Accrual interest income recognition for book purposes was ceased on January 1, 2009 and therefore no interest income has been recorded during the year ended December 31, 2009. Interest income recognized on this mortgage note receivable for the year ended December 31, 2008 was $6.2 million. Management of the Company determined that no loan loss reserve was necessary for this note considering current factors, including current economic and market conditions, and taking into account an independent appraisal as of April 30, 2009 of the primary collateral, 1,584 acres of land, which indicated a value significantly in excess of the loan balance. On December 31, 2009, the Company commenced litigation against Mr. Cappelli and his affiliates seeking payment of amounts due under various loans to them and a declaratory judgment that no further investments are required to be made by us under any prior commitment.

(5) On March 13, 2007, a wholly-owned subsidiary of the Company entered into a secured mortgage loan agreement with SVV I, LLC and an affiliate of SVV I, LLC (together SVVI) for the development of a water-park anchored entertainment village in Kansas City, Kansas, the first phase of which opened in July 2009. The Company advanced $29.0 million and $39.3 million during the years ended December 31, 2009 and 2008, respectively, under this agreement. On May 6, 2009, the Company reduced its commitment on this project from $175.0 million to $163.5 million and added to its collateral position by placing a mortgage on two other water-parks, located in New Braunfels and South Padre Island, Texas, owned and operated by the entities controlled by the principals of SVVI. The mortgage note on the property in Kansas City, Kansas and the mortgage note on the Texas properties have cross-default and cross-collateral provisions. Pursuant to the mortgage on the Texas properties, only a seasonal line of credit secured by the Texas parks totaling not more than $5.0 million at any time ranks superior to the Company’s

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

collateral position. Furthermore, the interest rates increased from LIBOR plus 3.5% points to 7% on July 4, 2009, and the loans were extended from September 30, 2012 to May 1, 2019. Interest income will continue to be recognized on the accrual basis. SVVI is required to fund a debt service reserve for off-season fixed payments (those due from September to May). The reserve is to be funded by equal monthly installments during the months of June, July and August. As a result of the delayed opening of the Kansas water-park in July of 2009 as well as additional start up investment required by SVVI, this reserve has not been fully funded as of December 31, 2009. SVVI is currently pursuing alternative financing sources to fully fund the reserve account. The Company also will receive a percentage of revenue from all three parks after certain threshold levels are achieved that may increase the return on the Company’s invested capital from 7% to as high as 10%. The carrying value of this mortgage note receivable at December 31, 2009 was $163.3 million with no accrued interest receivable. SVV I, LLC is a VIE, but it was determined that the Company was not the primary beneficiary of this VIE. The Company’s maximum exposure to loss associated with SVVI, LLC is limited to the Company’s outstanding mortgage note and related accrued interest receivable.

(6) On March 10, 2006, a wholly-owned subsidiary of the Company provided a secured mortgage loan of $8.0 million to SNH Development, Inc. The secured property is the Crotched Mountain Ski Resort located in Bennington, New Hampshire. The property serves the Boston and Southern New Hampshire markets and has approximately 308 acres. This loan is guaranteed by Peak, which operates the property. Peak is currently required to fund debt service reserves on April 30th of each year for the following 12 months of debt service payments. Monthly interest payments are transferred to the Company from these debt service reserves. Annually, this interest rate increases based on a formula dependent in part on increases in the CPI.

(7) On April 4, 2007, a wholly-owned subsidiary of the Company entered into two secured first mortgage loan agreements totaling $73.5 million with Peak of which $62.5 million has been advanced as of December 31, 2009. The loans are secured by two ski resorts located in Vermont and New Hampshire. Mount Snow is approximately 2,378 acres and is located in both West Dover and Wilmington, Vermont. Mount Attitash is approximately 1,250 acres and is located in Bartlett, New Hampshire. Peak is currently required to fund debt service reserves on April 30th of each year for the following 12 months of debt service payments. Monthly interest payments are transferred to the Company from these debt service reserves. Annually, this interest rate increases based on a formula dependent in part on increases in the CPI.

(8) On October 30, 2007, a wholly-owned subsidiary of the Company entered into a secured first mortgage loan agreement for $31.0 million with Peak, which was subsequently amended to $41.0 million. As of December 31, 2009, $32.2 million had been advanced under this agreement. The loan is secured by seven ski resorts located in Missouri, Indiana, Ohio and Pennsylvania with a total of approximately 1,431 acres. Peak is currently required to fund debt service reserves on April 30th of each year for the following 12 months of debt service payments. Monthly interest payments are transferred to the Company from these debt service reserves. Annually, this interest rate increases based on a formula dependent in part on increases in the CPI.

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

The following summarizes the activity within the allowance for loan losses related to mortgage notes receivable for the year ended December 31, 2009 (in thousands):

2009
Allowance for loan losses at January 1	$—
Provision for loan losses	34,757
Charge-offs	—
Recoveries	—
Impact of foreign currency translation on ending balance	1,019

Allowance for loan losses at December 31	$35,776

There was no allowance for loan losses at December 31, 2008 or any activity in this account for the year ended December 31, 2008.

6. Investment in a Direct Financing Lease

The Company’s investment in a direct financing lease relates to the Company’s master lease of 22 public charter school properties. Investment in a direct financing lease, net represents estimated unguaranteed residual values of leased assets and net unpaid rentals, less related deferred income. The following table summarizes the carrying amounts of investment in a direct financing lease, net as of December 31, 2009 and 2008 (in thousands):

	2009	2008
Total minimum lease payments receivable	$539,475	$555,869
Estimated unguaranteed residual value of leased assets	162,093	162,093
Less deferred income (1)	(531,718)	(551,873)

Investment in a direct financing lease, net	$169,850	$166,089

(1)	Deferred income is net of $1.7 million of initial direct costs.

Additionally, the Company has determined that no allowance for losses was necessary at December 31, 2009 and 2008.

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

The Company’s direct financing lease has expiration dates ranging from approximately 22 to 24 years. Future minimum rentals receivable on this direct financing lease at December 31, 2009 are as follows (in thousands):

Amount
Year:
2010	$16,765
2011	17,269
2012	17,787
2013	18,320
2014	18,870
Thereafter	450,464

Total	$539,475

7. Unconsolidated Real Estate Joint Ventures

At December 31, 2009, the Company had a 21.9% and 22.1% investment interest in two unconsolidated real estate joint ventures, Atlantic-EPR I and Atlantic-EPR II, respectively. The Company accounts for its investment in these joint ventures under the equity method of accounting.

The Company recognized income of $565, $538 and $491 (in thousands) from its investment in the Atlantic-EPR I joint venture during 2009, 2008 and 2007, respectively. The Company also received distributions from Atlantic-EPR I of $622, $602 and $556 (in thousands) during 2009, 2008 and 2007, respectively. Condensed financial information for Atlantic-EPR I is as follows as of and for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	2009	2008	2007
Rental properties, net	$27,313	27,957	28,501
Cash	141	141	141
Long-term debt (due May 2010)	15,001	15,416	15,795
Partners’ equity	12,356	12,582	12,844
Rental revenue	4,432	4,410	4,323
Net income	2,443	2,402	2,280

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

The Company recognized income of $330, $324 and $301 (in thousands) from its investment in the Atlantic-EPR II joint venture during 2009, 2008 and 2007, respectively. The Company also received distributions from Atlantic-EPR II of $364, $364 and $345 (in thousands) during 2009, 2008 and 2007, respectively. Condensed financial information for Atlantic-EPR II is as follows as of and for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	2009	2008	2007
Rental properties, net	$21,498	21,958	22,419
Cash	139	538	99
Long-term debt (due September 2013)	12,950	13,280	13,587
Note payable to EPR	117	117	117
Partners’ equity	8,317	8,459	8,613
Rental revenue	2,876	2,867	2,778
Net income	1,331	1,331	1,304

The joint venture agreements for Atlantic-EPR I and Atlantic-EPR II allow the Company’s partner, Atlantic of Hamburg, Germany (“Atlantic”), to exchange up to a maximum of 10% of its ownership interest per year in each of the joint ventures for common shares of the Company or, at our discretion, the cash value of those shares as defined in each of the joint venture agreements. During 2008, the Company paid Atlantic-EPR I and Atlantic-EPR II cash of $133 and $79 (in thousands), respectively, in exchange for additional ownership in each joint venture of 0.7%. During 2009, the Company paid Atlantic cash of $109 and $9 (in thousands), respectively, in exchange for additional ownership of 0.7% and 0.2% for Atlantic-EPR I and Atlantic-EPR II, respectively. During January of 2010, the Company paid Atlantic cash of $51 (in thousands) in exchange for additional ownership of 0.2% for Atlantic-EPR I. These exchanges did not impact total partners’ equity in either Atlantic-EPR I or Atlantic-EPR II.

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

In addition, as of December 31, 2009, the Company had invested $1.6 million in unconsolidated joint ventures for projects located in China.

8. Consolidated Real Estate Joint Ventures

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

As detailed in the operating agreement, GWP is entitled to receive a 1% origination fee on winery and vineyard investments and 4% of the annual cash flow of VinREIT after a charge for debt service. GWP may receive additional amounts upon certain events and after certain hurdle rates of return are achieved by us. Net income attributable to noncontrolling interest related to

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

VinREIT was $231 thousand, $277 thousand and $66 thousand for the years ended December 31, 2009, 2008 and 2007, respectively, representing GWP’s portion of the annual cash flow. The Company’s consolidated statements of income include net income related to VinREIT of $4.3 million, $6.2 million and $1.9 million for the years ended December 31, 2009, 2008 and 2007, respectively. The Company received operating distributions from VinREIT of $6.2 million, $8.6 million and $1.0 million during 2009, 2008 and 2007, respectively.

The Company acquired a 71.4% ownership interest in New Roc Associates, LP (New Roc) on October 27, 2003 in exchange for cash of $25 million. New Roc owns an entertainment retail center encompassing 446 thousand square feet located in New Rochelle, New York. The results of New Roc’s operations have been included in the consolidated financial statements since the date of acquisition.

As detailed in the limited partnership agreement, income or loss is allocated as follows: first, to the Company to allow its capital account to equal its cumulative preferred return of 10.142% of its original limited partnership investment, or $2.5 million per year; second, to the Company’s partner in New Roc, LRC Industries L.T.D. (LRC), to allow its capital account to equal its cumulative preferred return of 8% of its original limited partnership investment, or $800 thousand per year; third, as necessary to cause the capital account balance of the Company to equal the sum of its cumulative preference amount plus its invested capital; fourth, as necessary to cause the capital account balance of LRC to equal the sum of its cumulative preference amount plus its invested capital; fifth, after giving effect to the above, among the partners as necessary to cause the portion of each partner’s capital account balance exceeding such partner’s total preference amount to be in proportion to the partners’ then respective ownership interests; and sixth, any balance among the partners in proportion to their then respective ownership interests. The Company’s consolidated statements of income include net income related to New Roc of $938 (in thousands), $1.8 and $1.5 (in millions) for the years ended December 31, 2009, 2008 and 2007, respectively. As described in Note 9, the Company also had a $10 million note receivable from LRC at December 31, 2009, 2008 and 2007.

As detailed in the limited partnership agreement, cash flow is distributed as follows: first, to the Company to allow for a preferred return of 10.142% of its original limited partnership investment, or $2.5 million per year, less a prorata share of capital expenditures; second, to LRC to allow for a preferred return of 8% of its original limited partnership investment, or $800 thousand per year, less a prorata share of capital expenditures; third, in proportion to the partners’ ownership interests for any undistributed capital expenditures; and fourth, until all current year distributions and the amount of debt service payments equals $8.9 million (the Trigger Level), cash flow shall be distributed 85% to the Company and 15% to LRC. After the Trigger Level has been reached for the applicable fiscal year, cash flow shall be distributed 60% to the Company and 40% to LRC. The Company received distributions from New Roc of $2.4 million and $2.5 million during 2008 and 2007, respectively. During 2009, New Roc, which is currently managed by affiliates of Mr. Cappelli, made no distributions to the Company although New Roc had cash available for distribution at December 31, 2009.

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

At any time after March 8, 2007, LRC has the right to exchange its interest in New Roc for common shares of the Company or the cash value of those shares, at the Company’s option, as long as the net operating income (NOI) of New Roc during the preceding 12 months exceeds $8.9 million, and certain other conditions are met. The number of common shares of the Company issuable to LRC would equal 75% of LRC’s capital in New Roc (up to 100% if New Roc’s NOI is between $8.9 million and $10.0 million), divided by the greater of the Company’s book value per share or the average closing price of the Company’s common shares. New Roc’s NOI was approximately $7.1 million for the year ended December 31, 2009 and LRC’s capital in New Roc was approximately $3.6 million.

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

December 31, 2009, 2008 and 2007

make cash interest payments on the $20 million note payable to the extent that they have received cash distributions on their Class B shares of the White Plains LLCs. The White Plains LLC’s are required to pay Cappelli Group, LLC’s Class B distributions directly to the Company to the extent there is accrued interest receivable on the $20 million note.

The Cappelli Group, LLC as well as the White Plains LLCs are VIEs and the Company has been determined to be the primary beneficiary of each of these VIEs. As further discussed below, the financial statements of these VIEs have been consolidated into the Company’s December 31, 2008 and 2007 financial statements. The $20 million note between the Company and Cappelli Group, LLC and the related interest income and expense have been eliminated. Cappelli Group’s income statement for the years ended December 31, 2009, 2008 and 2007 is presented below (in thousands):

	2009	2008	2007
Equity in losses of White Plains LLCs	$18,143	652	113
Interest expense	2,000	1,978	1,322

Net loss	$20,143	2,630	1,435

Pursuant to the Consolidation Topic of the FASB ASC, the Company consolidated Cappelli Group LLC’s net loss of $20.1 million, $2.6 million and $1.4 million and recognized a corresponding amount of net income attributable to noncontrolling interest for the years ended December 31, 2009, 2008 and 2007, respectively, since the Company’s only variable interest in Cappelli Group LLC is debt. The Cappelli Group LLC’s equity, after the net loss allocations, is reflected as noncontrolling interest in the Company’s consolidated balance sheets and was a debit balance of $19.2 million at December 31, 2009 and a credit balance of $934 thousand at December 31, 2008.

The Company also consolidated the net loss of the White Plains LLCs of $42.9 million (including an impairment charge of $35.8 million as further described in Note 5), $1.5 million and $164 thousand for the years ended December 31, 2009, 2008 and 2007, respectively, of which $24.8 million and $18.1 million for the year ended December 31, 2009, $892 thousand and $652 thousand for the year ended December 31, 2008 and $51 thousand and $113 thousand for the year ended December 31, 2007, was allocated to the Company and to Cappelli Group, LLC, respectively, based on relative cash distributions received from the White Plains LLCs. The $18.1 million, $652 thousand and $113 thousand for the years ended December 31, 2009, 2008 and 2007, respectively, of net losses allocated to Cappelli Group LLC has been eliminated in consolidation against Cappelli Group LLC’s corresponding equity in losses of the White Plains LLCs.

As described in Note 9, during the year ended December 31, 2007, the Company also provided a $10.0 million loan to City Center Group LLC.

As of December 31, 2009, the Company held a 50% ownership interest in Suffolk. During the year ended December 31, 2009, Suffolk completed the initial phase of development of an entertainment retail center adjacent to one of the Company’s megaplex theatres in Suffolk,

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

Virginia for a total development cost of $13.4 million. Additionally, as of December 31, 2009, the Company has loaned $21.4 million to Suffolk including related accrued interest receivable of $3.3 million. The note bears interest at a rate of 10%. Suffolk is a VIE and it was determined that the Company is the primary beneficiary of this VIE. Accordingly, the Company consolidates the financial statements of Suffolk and eliminates the note, related accrued interest receivable and payable, as well as related interest income and expense. At December 31, 2009, there is approximately $5.6 million in property under development at this center.

As detailed in the operating agreement of Suffolk, cash flow is first disbursed to the Company to reduce the balance owed on the accrued interest receivable and principal on the loan. Once the interest and principal on the loan are paid in full, available cash is allocated to the partners in accordance with their ownership percentages.

9. Notes Receivable

Investment in notes, including related accrued interest receivable, net, at December 31, 2009 and 2008 consists of the following (in thousands):

	2009	2008

(1) Note and related accrued interest receivable, 10.00%, due on demand	$10,000	$10,083

(2) Note and related accrued interest receivable, 10.00%, due on demand	10,000	10,083

(3) Note and related accrued interest receivable, LIBOR + 3.50%	-	1,005

(4) Note and related accrued interest receivable, 15.00%, due on demand	3,000	-

(5) Revolving credit facility and related accrued interest receivable, 6.00%, due January 1, 2011	1,416	-

(6) Note and related accrued interest receivable, 9.23%, due August 31, 2012	3,751	3,785

(7) Note and related accrued interest receivable, 12.00%, due April 1, 2013	5,074	5,113

(8) Note and related accrued interest receivable, 10.00%, due May 8, 2017	10,000	10,083

(9) Other	160	186

Total notes and related accrued interest receivable	$43,401	$40,338
Less: Loan loss reserves	(36,197)	-

Total notes and related accrued interest receivable, net	$7,204	$40,338

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

(1) On February 29, 2008, the Company loaned $10 million to Mr. Cappelli. Through his related interests, Mr. Cappelli is the developer and minority interest partner of the Company’s New Roc and White Plains entertainment retail centers located in the New York metropolitan area. The note bears interest at 10% and matured on February 28, 2009. As part of this transaction, the Company also received an option to purchase 50% of Mr. Cappelli’s interests (or Mr. Cappelli’s related interests) in three other projects in the New York metropolitan area.

The Company has evaluated this note receivable for impairment, and has determined that it was impaired during the quarter ended March 31, 2009 due to the inability of the borrower to meet its contractual obligations per the original agreement. Accordingly, accrual interest income recognition was ceased on January 1, 2009. Interest income of $417 thousand has been recorded during the year ended December 31, 2009 which represents payments received by the Company. The latest payment related to this note receivable was received by the Company in June of 2009. Interest income from this loan was $839 thousand for the year ended December 31, 2008. Management of the Company has evaluated the fair value of the underlying collateral of the note and determined that the value of the option was nominal as in the current capital constrained environment, and given the status of the Company’s relationship with Mr. Cappelli, the Company would not exercise this option. Additionally, due to the uncertainty of Mr. Cappelli’s ability to complete developments in progress, the Company did not attribute value to his personal recourse. Through this analysis, the Company has concluded that a loan loss reserve of $10.0 million was necessary at December 31, 2009.

(2) The Company loaned $5 million to its New Roc minority joint venture partner in 2003 in connection with the acquisition of its interest in New Roc and is personally guaranteed by Mr. Cappelli. This note bears interest at 10%, requires monthly interest payments and matured on March 1, 2009. The note is secured by the minority partner’s interest in the partnership. In April 2007, the Company loaned an additional $5 million to the minority partner under this same note agreement.

The Company has evaluated this note receivable for impairment, and has determined that it was impaired during the quarter ended March 31, 2009 due to the inability of the borrower to meet its contractual obligations per the original agreement. Accordingly, accrual interest income recognition was ceased on January 1, 2009. Interest income of $417 thousand has been recorded during the year ended December 31, 2009 which represents payments received by the Company. The latest payment related to this note receivable was received by the Company in June of 2009. Interest income from this loan was $1.0 million and $996 thousand for the years ended December 31, 2008 and 2007, respectively. Management of the Company has evaluated the fair value of the underlying collateral of the note using an analysis of the distribution waterfall of the partnership, estimated current capitalization rates and the estimated net operating income of the partnership. Additionally, due to the uncertainty of Mr. Cappelli’s ability to complete developments in progress, the Company did not attribute value to his personal guarantee. Through this analysis, the Company has concluded that a loan loss reserve of $8.0 million was necessary at December 31, 2009.

(3) On June 26, 2009, the Company received payment in full on its note receivable and related accrued interest of $1.0 million from an affiliate of one of its theatre operators. The Company advanced $1.0 million during the year ended December 31, 2007 under this agreement for the development of a megaplex theatre.

(4) On February 20, 2009, a wholly-owned subsidiary of the Company entered into a $3.0 million promissory note with Sapphire Wines LLC. The note bears interest at 15% and it matured on November 1, 2009. This note is secured by certain pledge agreements and other collateral, including a personal guarantee of the principal of Sapphire Wines LLC.

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

The Company has evaluated this note receivable for impairment, and has determined that it was impaired during the quarter ended March 31, 2009 due to the inability of the borrower to meet its contractual obligations per the original agreement. Accordingly, accrual interest income was ceased. Interest income of $106 thousand has been recorded during the year ended December 31, 2009 which represents payments received by the Company. Management of the Company has evaluated the fair value of the underlying collateral of the note and determined that due to current conditions in the wine industry, the Company believes it is unlikely that the principal of Sapphire Wines LLC could satisfy his obligation as guarantor of the note and that there is minimal value to the pledge agreement and other collateral. Therefore, the Company has concluded that a loan loss reserve of $3.0 million was necessary at December 31, 2009.

(5) On January 26, 2009, a wholly-owned subsidiary of the Company entered into a credit agreement with Rb Wine Associates, LLC (Rb Wine) to provide a $2.0 million revolving credit facility. This note is secured by certain pledge agreements and other collateral including personal guarantees from the principals of Rb Wine. During the year ended December 31, 2009, the Company advanced $1.4 million under this credit facility. Interest accrued on the outstanding principal balance at an annual rate of 15% and was payable monthly at an annual rate of 9.25% with the remaining accrued but unpaid interest and principal due at maturity which was January 1, 2010. On November 30, 2009, the credit agreement was amended and interest now accrues on the outstanding principal balance at an annual rate of 6% with principal and all accrued interest due on January 1, 2011.

The Company has evaluated this note receivable for impairment, and has determined that it was impaired during the quarter ended December 31, 2009 due to the inability of the borrower to meet its contractual obligations per the original agreement. Accordingly, accrual interest income recognition was ceased on December 1, 2009. Interest income from this loan was $147 thousand for the year ended December 31, 2009. Management of the Company has evaluated the fair value of the underlying collateral of the note due to the amendment of the credit agreement and has concluded that a loan loss reserve of $123 thousand was necessary at December 31, 2009 based on an analysis of the present value of the expected future cash flows of the note.

(6) The Company has a note receivable from Mosaica Education, Inc. of $3.8 million at December 31, 2009. This note was amended in 2009 to extend the maturity date from August 1, 2010 to August 31, 2012 and to make monthly payments interest only. This note continues to bears interest at 9.23%. The note is secured by certain pledge agreements and other collateral. The Company also has the right to call the note and 120 days after such notice to the borrower, the note becomes due and payable, including all related accrued interest. Interest income from this loan was approximately $350 thousand for each of the years ended December 31, 2009, 2008 and 2007.

(7) The Company has a note receivable from a tenant, Sapphire Wines, LLC, of $5.1 million at December 31, 2009. This note bears interest at 12.0%, requires monthly interest payments and matures on April 1, 2013. This note is secured by certain pledge agreements and other collateral, including a personal guarantee of the principal of Sapphire Wines LLC.

The Company has evaluated this note receivable for impairment, and has determined that it was impaired during the quarter ended March 31, 2009 due to the inability of the borrower to meet its contractual obligations per the original agreement. Accordingly, accrual interest income recognition was ceased on January 1, 2009. Interest income of $257 thousand has been recorded during the year ended December 31, 2009 which represents payments received by the Company.

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

Interest income from this loan was $450 thousand and $187 thousand for the years ended December 31, 2008 and 2007, respectively. Management of the Company has evaluated the fair value of the underlying collateral of the note and determined that due to current conditions in the wine industry, the Company believes it is unlikely that the principal of Sapphire Wines LLC could satisfy his obligation as guarantor of the note and that there is minimal value to the pledge agreement and other collateral. Therefore, the Company has concluded that a loan loss reserve of $5.1 million was necessary at December 31, 2009.

(8) During the year ended December 31, 2007, the Company loaned $10 million to City Center Group, LLC, a minority joint venture partner of the White Plains LLC’s. This note bears interest at 10%, requires monthly interest payments, and matures on May 8, 2017. The note is secured by rights to the economic interest of the Class C and Class D interests in the White Plains LLCs, and is personally guaranteed by two of the shareholders of City Center Group LLC.

The Company evaluated this note receivable for impairment and determined that it was impaired during the quarter ended September 30, 2009 due to the inability of the borrower to meet its contractual obligations per the original agreement. Accordingly, accrual interest income recognition was ceased on July 1, 2009. Interest income of $500 thousand has been recorded during the year ended December 31, 2009 which represents payments received by the Company prior to July 1, 2009. Interest income from this loan was $997 thousand and $261 thousand for the years ended December 31, 2008 and 2007. Management of the Company has evaluated the fair value of the underlying collateral of the note taking into account an independent appraisal as of September 30, 2009 of the property held by the White Plains LLC’s, which resulted in an impairment charge on this property as further discussed in Note 4. Additionally, due to the uncertainty of Mr. Cappelli’s ability to complete developments in progress, the Company did not attribute value to the guarantees of the shareholders of City Center Group LLC (one of which is Mr. Cappelli). Through this analysis, the Company has concluded that a loan loss reserve of $10.0 million was necessary at December 31, 2009.

(9) The Company has one other note receivable totaling $160 thousand with an interest rate of 6.33% at December 31, 2009.

The following summarizes the activity within the allowance for loan losses related to notes receivable for the year ended December 31, 2009 (in thousands):

2009
Allowance for loan losses at January 1	$—
Provision for loan losses	36,197
Charge-offs	—
Recoveries	—

Allowance for loan losses at December 31	$36,197

There was no allowance for loan losses at December 31, 2008 or any activity in this account for the year ended December 31, 2008.

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

10. Long-Term Debt

Long term debt at December 31, 2009 and 2008 consists of the following (in thousands):

	2009	2008

(1) Mortgage note payable, variable rate at LIBOR + 3.50%, (LIBOR floor of 2.50%), due September 10, 2010	$56,250	$56,250

(2) Mortgage note payable, 5.60%, due October 7, 2010, two to four year extension at Company’s option upon meeting certain conditions	113,333	113,917

(3) Revolving variable rate credit facility at LIBOR + 3.50% (LIBOR floor of 2.00%), due October 26, 2011, one year extension available at Company’s option	35,000	149,000

(4) Term loan payable, $114,000 fixed through interest rate swaps at 5.81%, $3,600 at December 31, 2009 at variable rate of LIBOR + 1.75%, due October 26, 2011, one year extension available at Company’s option	117,600	118,800

(5) Mortgage notes payable, 6.57%-6.73%, due October 1, 2012	45,808	47,056

(6) Mortgage note payable, 6.63%, due November 1, 2012	25,608	26,302

(7) Mortgage notes payable, 4.26%-9.01%, due February 10, 2013	119,373	125,424

(8) Mortgage note payable, 6.84%, due March 1, 2014	102,008	91,583

(9) Mortgage note payable, 5.58%, due April 1, 2014	60,671	61,742

(10) Mortgage note payable, 5.56%, due June 5, 2015	33,763	34,311

(11) Mortgage notes payable, 5.77%, due November 6, 2015	72,779	74,443

(12) Mortgage notes payable, 5.84%, due March 6, 2016	40,898	41,798

(13) Mortgage notes payable, 6.37%, due June 30, 2016	29,132	29,712

(14) Mortgage notes payable, 6.10%, due October 1, 2016	26,187	26,716

(15) Mortgage notes payable, 6.02%, due October 6, 2016	19,746	20,149

(16) Mortgage note payable, 6.06%, due March 1, 2017	10,991	11,207

(17) Mortgage note payable, 6.07%, due April 6, 2017	11,310	11,530

(18) Mortgage notes payable, 5.73%-5.95%, due May 1, 2017	52,438	53,494

(19) Mortgage notes payable, 5.86%, due August 1, 2017	26,826	27,352

(20) Term loans payable, $89,898 at December 31, 2009 fixed through interest rate swaps at 5.11%-5.78%, $3,699 at December 31, 2009 at variable rates of LIBOR + 1.75%-2.00%, due December 1, 2017-June 5, 2018	93,597	92,120

(21) Mortgage note payable, 6.19%, due February 1, 2018	16,667	17,133

(22) Mortgage note payable, 7.37%, due July 15, 2018	11,803	12,694

(23) Bond payable, variable rate, due October 1, 2037	10,635	10,635

(24) Mortgage note payable, 5.50%	4,000	4,000

(25) Mortgage note payable, 5.00%	5,000	5,000

Total	$1,141,423	$1,262,368

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

(1) The Company’s mortgage note payable is due September 10, 2010. The mortgage is secured by the mortgage note receivable due on the same date entered into with Concord Resorts, LLC in conjunction with the planned resort development as discussed in Note 5, which had a carrying value of approximately $133.1 million. The mortgage loan bears interest at LIBOR plus 350 basis points, and in the event LIBOR is less than 2.5%, LIBOR shall be deemed to be 2.5% for purposes of calculating the applicable interest rate for the period. The loan is recourse to the Company and requires monthly interest only payments, with all outstanding principal due at maturity.

(2) The Company’s mortgage note payable is due October 7, 2010 and can be extended for an additional two to four years at the Company’s option upon meeting certain conditions including a minimum net operating income threshold. The note payable is secured by one theatre and retail mix property, which had a net book value of approximately $117.2 million, net of an impairment charge of $35.8 million at December 31, 2009. The note had an initial balance of $115.0 million and required monthly principal payments of $42 thousand plus interest through October 2009, and $83 thousand plus interest from November 2009 through the maturity date, with a final principal payment due at maturity of $112.5 million. For further discussion related to this note payable, see Note 4.

(3) The Company’s $215 million revolving credit facility is due October 26, 2011. On June 30, 2009, the Company amended and restated its revolving credit facility (the facility). The size of the facility decreased from $235 million to $215 million and includes an accordion feature in which the facility can be increased to up to $300 million subject to certain conditions, including lender consent. The facility continues to be supported by a borrowing base of assets, and is now secured by a pledge of the equity of each entity that holds a borrowing base asset. The facility is secured by 21 theatre properties and seven retail mix properties, which had a net book value of approximately $338.5 million at December 31, 2009. The facility bears interest at a floating rate equal to LIBOR (subject to a 2% floor) plus 3.5%. Alternatively, the Company can elect to have interest accrue at the base rate plus 3.5%. The base rate is defined as the greater of the prime rate, the federal funds rate plus 0.5%, or the then current 30-day LIBOR (subject to a 2% floor). The facility has a one year extension available at the Company’s option, subject to certain terms and conditions including the payment of an extension fee. As a result of this amendment and restatement, the Company expensed certain unamortized financing costs, totaling approximately $117 thousand, in the second quarter of 2009. The note requires monthly payments of interest with the outstanding principal due at maturity. The amount that the Company is able to borrow on their revolving credit facility is a function of the values and advance rates, as defined by the credit agreement, assigned to the assets included in the borrowing base less outstanding letters of credit and less certain other liabilities that are recourse obligations of the Company. As of December 31, 2009, the Company’s total availability under the revolving credit facility was $178.5 million.

The facility also requires the Company to grant mortgage liens on the underlying borrowing base properties if the ratio of its consolidated debt to the value of its consolidated assets exceeds specified thresholds. As of December 31, 2009, this ratio was below the specified thresholds and

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

the Company has not granted any mortgage liens on the underlying borrowing base properties. The financial covenant relating to minimum liquidity now requires the Company to maintain “excess availability” under the facility for the 90-day period preceding the maturity date of a loan related to development of a planned casino and resort in Sullivan County, New York, in an amount equal to at least the unpaid balance of such loan. This loan had an unpaid balance of $56.3 million as of December 31, 2009.

(4) The Company’s term loan is due October 26, 2011 with a one year extension available at the Company’s option. The term loan has a stated interest rate of LIBOR plus 175 basis points and is secured by one theatre and one ski resort, which had a total net book value of approximately $33.3 million at December 31, 2009. In addition, the loan is secured by five mortgage notes receivable, which had a carrying value of approximately $266.0 million including accrued interest receivable at December 31, 2009. The loan had an initial balance of $120.0 million and bears interest at LIBOR plus 175 basis points (2.00% at December 31, 2009). Due to interest rate swaps entered into on November 26, 2007, $114.0 million of the principal amount bears interest at an effective rate of 5.81%. Interest is payable monthly and the loan is recourse to the Company. Principal payments of $300 thousand are required quarterly with a final principal payment at maturity of $115.5 million.

(5) The Company’s mortgage notes payable due October 1, 2012 are secured by two theatre properties, which had a net book value of approximately $36.8 million at December 31, 2009. The notes had an initial balance of $48.4 million and the monthly payments are based on a 20 year amortization schedule. The notes require monthly principal and interest payments of approximately $365 thousand with a final principal payment at maturity of approximately $42.0 million.

(6) The Company’s mortgage note payable due November 1, 2012 is secured by one theatre property, which had a net book value of approximately $26.2 million at December 31, 2009. The note had an initial balance of $27.0 million and the monthly payments are based on a 20 year amortization schedule. The note requires monthly principal and interest payments of approximately $203 thousand with a final principal payment at maturity of approximately $23.4 million.

(7) The Company’s mortgage notes payable due February 10, 2013 are secured by thirteen theatre properties and one theatre and retail mix property, which had a net book value of approximately $211.5 million at December 31, 2009. The notes had an initial balance of $155.5 million of which approximately $98.6 million has monthly payments that are interest only and $56.9 million has monthly payments based on a 10 year amortization schedule. The notes require monthly principal and interest payments of approximately $1.1 million with a final principal payment at maturity of approximately $99.2 million. The weighted average interest rate on these notes is 5.63%.

(8) The Company’s mortgage note payable due March 1, 2014 is secured by four theatre and retail mix properties in Ontario, Canada, which had a net book value of approximately $216.2 million at December 31, 2009. The mortgage note payable is denominated in Canadian dollars

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

(CAD). The note had an initial balance of CAD $128.6 million and the monthly payments are based on a 20 year amortization schedule. The note requires monthly principal and interest payments of approximately CAD $977 thousand with a final principal payment at maturity of approximately CAD $85.6 million. At December 31, 2009 and 2008, the outstanding balance in Canadian dollars was CAD $107.2 million and CAD $111.5 million, respectively.

(9) The Company’s mortgage note payable due April 1, 2014 is secured by one theatre and retail mix property, which had a net book value of approximately $85.9 million at December 31, 2009. The note had an initial balance of $66.0 million and the monthly payments are based on a 30 year amortization schedule. The note requires monthly principal and interest payments of approximately $378 thousand with a final principal payment at maturity of approximately $55.3 million.

(10) The Company’s mortgage note payable due June 5, 2015 is secured by one theatre and retail mix property, which had a net book value of approximately $50.7 million at December 31, 2009. The note had an initial balance of $36.0 million and the monthly payments are based on a 30 year amortization schedule. The note requires monthly principal and interest payments of approximately $206 thousand with a final principal payment at maturity of approximately $30.1 million.

(11) The Company’s mortgage notes payable due November 6, 2015 are secured by six theatre properties, which had a net book value of approximately $83.3 million at December 31, 2009. The notes had an initial balance of $79.0 million and the monthly payments are based on a 25 year amortization schedule. The notes require monthly principal and interest payments of approximately $498 thousand with a final principal payment at maturity of approximately $60.7 million.

(12) The Company’s mortgage notes payable due March 6, 2016 are secured by two theatre properties, which had a net book value of approximately $35.8 million at December 31, 2009. The notes had an initial balance of $44.0 million and the monthly payments are based on a 25 year amortization schedule. The notes require monthly principal and interest payments of approximately $279 thousand with a final principal payment at maturity of approximately $33.9 million.

(13) The Company’s mortgage notes payable due June 30, 2016 are secured by two theatre properties, which had a net book value of approximately $34.7 million at December 31, 2009. The notes had an initial balance of $31.0 million and the monthly payments are based on a 25 year amortization schedule. The notes require monthly principal and interest payments of approximately $207 thousand with a final principal payment at maturity of approximately $24.4 million.

(14) The Company’s mortgage notes payable due October 1, 2016 are secured by four theatre properties, which had a net book value of approximately $29.4 million at December 31, 2009. The notes had an initial balance of $27.8 million and the monthly payments are based on a 25 year amortization schedule. The notes require monthly principal and interest payments of approximately $180 thousand with a final principal payment at maturity of approximately $21.6 million.

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

(15) The Company’s mortgage notes payable due October 6, 2016 are secured by three theatre properties, which had a net book value of approximately $22.1 million at December 31, 2009. The notes had an initial balance of $20.9 million and the monthly payments are based on a 25 year amortization schedule. The notes require monthly principal and interest payments of approximately $135 thousand with a final principal payment at maturity of approximately $16.2 million.

(16) The Company’s mortgage note payable due March 1, 2017 is secured by one theatre property, which had a net book value of approximately $11.3 million at December 31, 2009. The note had an initial balance of $11.6 million and the monthly payments are based on a 25 year amortization schedule. The note requires monthly principal and interest payments of approximately $75 thousand with a final principal payment at maturity of approximately $9.0 million.

(17) The Company’s mortgage note payable due April 6, 2017 is secured by one theatre property, which had a net book value of approximately $10.3 million at December 31, 2009. The note had an initial balance of $11.9 million and the monthly payments are based on a 30 year amortization schedule. The note requires monthly principal and interest payments of approximately $77 thousand with a final principal payment at maturity of approximately $9.2 million.

(18) The Company’s mortgage notes payable due May 1, 2017 are secured by five theatre properties, which had a net book value of approximately $46.3 million at December 31, 2009. The notes had an initial balance of $55.0 million and the monthly payments are based on a 25 year amortization schedule. The notes require monthly principal and interest payments of approximately $348 thousand with a final principal payment at maturity of approximately $42.4 million. The weighted average interest rate on these notes is 5.81%.

(19) The Company’s mortgage notes payable due August 1, 2017 are secured by two theatre properties, which had a net book value of approximately $25.1 million at December 31, 2009. The notes had an initial balance of $28.0 million and the monthly payments are based on a 25 year amortization schedule. The notes require monthly principal and interest payments of approximately $178 thousand with a final principal payment at maturity of approximately $21.7 million.

(20) The Company’s term loans drawn under a credit facility of $160.0 million are due December 1, 2017 to June 5, 2018 and are 30% recourse to the Company. The terms loans are secured by the real property and equipment at four wineries and six vineyards with a net book value of approximately $150.0 million at December 31, 2009. The term loans have stated interest rates of LIBOR plus 175 basis points on loans secured by real property and LIBOR plus 200 basis points on loans secured by fixtures and equipment. Term loans can be drawn through September 26, 2010 under the credit facility. The credit facility provides for an aggregate advance rate of 65% based on the lesser of cost or appraised value. The credit facility contains an accordion feature, whereby, subject to lender approval, the Company may obtain additional revolving credit and term loan commitments in an aggregate principal amount not to exceed $140.0 million.

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

The initial disbursement under the credit facility consisted of two term loans secured by real property with initial balances of $4.6 million and $4.8 million that mature on December 1, 2017 and March 5, 2018, respectively. Due to two interest rate swaps entered into on March 14, 2008, the $4.6 million and $4.8 million balances bear interest at effective rates of 5.76% and 5.78%, respectively. Principal and interest are payable monthly with a final principal payment at maturity of $3.7 million for each of these loans. On March 24, 2008 and August 20, 2008, the Company obtained $3.2 million and $5.1 million, respectively, of term loans secured by fixtures and equipment under the facility. These term loans mature on December 1, 2017. Due to an interest rate swap entered into on September 15, 2008, the balances bear interest at an effective rate of 5.63%. Principal and interest are payable monthly and these loans will be fully amortized at maturity. On September 26, 2008, the Company obtained four term loans secured by real property with an aggregate principal amount of $74.9 million under the facility that mature on June 5, 2018. Due to four interest rate swaps entered into simultaneously, these loans bear interest at an effective rate of 5.11%. Principal and interest are payable monthly with a final aggregate principal payment at maturity of $59.1 million. Additionally, on February 25, 2009, the Company obtained one term loan with a principal amount of $4.0 million. The loan matures on December 1, 2017, is secured by fixtures and equipment and bears interest at LIBOR plus 2.00%. Principal and interest is due monthly and this loan will be fully amortized at maturity. Subsequent to the closing of these loans, approximately $63.3 million of the facility remains available.

(21) The Company’s mortgage note payable due February 1, 2018 is secured by one theatre property which had a net book value of approximately $21.5 million at December 31, 2009. The mortgage loan had an initial balance of $17.5 million and the monthly payments are based on a 20 year amortization schedule. The mortgage loan bears interest at 6.19% and requires monthly principal and interest payments of approximately $127 thousand with a final principal payment at maturity of approximately $11.6 million.

(22) The Company’s mortgage note payable due July 15, 2018 is secured by one theatre property, which had a net book value of approximately $19.7 million at December 31, 2009. The note had an initial balance of $18.9 million and the monthly payments are based on a 20 year amortization schedule. The notes require monthly principal and interest payments of approximately $151 thousand with a final principal payment at maturity of approximately $843 thousand.

(23) The Company’s bond payable due October 1, 2037 is secured by one theatre, which had a net book value of approximately $10.6 million at December 31, 2009, and bears interest at a variable rate which resets on a weekly basis and was 0.28% at December 31, 2009. The bond requires monthly interest payments with a final principal payment at maturity of approximately $10.6 million.

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

(24) The Company’s mortgage note payable is secured by one theatre and retail mix property, which had a net book value of approximately $85.9 million at December 31, 2009, and bears interest at 5.50%. The note requires monthly payments of interest only and provides for the conversion from construction loan to a ten year permanent loan upon completion of construction. However, as of December 31, 2009, this conversion had not yet been completed.

(25) The Company’s mortgage note payable is secured by one theatre and retail mix property, which had a net book value of approximately $117.2 million at December 31, 2009, and bears interest at 5.00%. The note requires monthly payments of interest only and provides for the conversion from construction loan to a ten year permanent loan upon completion of construction. However, as of December 31, 2009, this conversion had not yet been completed.

Certain of the Company’s long-term debt agreements contain customary restrictive covenants related to financial and operating performance as well as certain cross-default provisions. At December 31, 2009, the Company was in compliance with all restrictive covenants.

Principal payments due on long-term debt obligations subsequent to December 31, 2009 (without consideration of any extensions) are as follows (in thousands):

Amount
Year:
2010	$196,051
2011	178,247
2012	93,198
2013	119,339
2014	152,503
Thereafter	402,085

Total	$1,141,423

The Company capitalizes a portion of interest costs as a component of property under development. The following is a summary of interest expense, net for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	2009	2008	2007
Interest on credit facilty and mortgage loans	$68,968	68,681	58,018
Amortization of deferred financing costs	3,663	3,290	2,905
Credit facility and letter of credit fees	759	687	453
Interest cost capitalized	(600)	(797)	(494)
Interest income	(75)	(910)	(377)

Interest expense, net	$72,715	70,951	60,505

11. Derivative Instruments

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

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

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

In March 2008, the Company entered into two interest rate swap agreements to fix the interest rates on the two initial outstanding term loans described in Note 10 with an aggregate notional amount of $9.5 million. At December 31, 2009, these agreements have outstanding notional amounts of $4.5 million and $4.7 million, termination dates of December 1, 2017 and March 5, 2018 and fixed rates of 5.76% and 5.78%, respectively.

In September 2008, the Company entered into five interest rate swap agreements to fix the interest rates on the remaining outstanding term loans described in Note 10 with an aggregate initial notional amount of $83.1 million. At December 31, 2009, four of these agreements have aggregate outstanding notional amounts of $73.4 million, a termination date of October 7, 2013 and fixed rates of 5.11%. The remaining agreement has an outstanding notional amount of $7.4 million at December 31, 2009, a termination date of December 1, 2017 and a fixed rate of 5.63%.

At December 31, 2009, the Company had nine interest rate swaps outstanding that were designated as cash flow hedges of interest rate risk and had a combined outstanding notional amount of $203.9 million.

The effective portion of changes in the fair value of interest rate derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years ended December 31, 2009, 2008 and 2007, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness on cash flow hedges was recognized during the years ended December 31, 2009, 2008 and 2007.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of December 31, 2009, the Company estimates that during the twelve months ending December 31, 2010, $6.6 million will be reclassified from accumulated other comprehensive income to interest expense.

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

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

At December 31, 2009, the Company’s cross-currency swap had a fixed notional value of $76.0 million CAD and $71.5 million U.S. The net effect of this swap is to lock in an exchange rate of $1.05 CAD per U.S. dollar on approximately $13 million of annual CAD denominated cash flows.

The effective portion of changes in the fair value of foreign currency derivatives designated and that qualify as cash flow hedges of foreign exchange risk is recorded in accumulated other comprehensive income and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative, as well as amounts excluded from the assessment of hedge effectiveness, is recognized directly in earnings. No hedge ineffectiveness on foreign currency derivatives has been recognized for the years ended December 31, 2009, 2008 and 2007.

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

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

For foreign currency derivatives designated as net investment hedges, the effective portion of changes in the fair value of the derivatives are reported in accumulated other comprehensive income as part of the cumulative translation adjustment. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness on net investment hedges has been recognized for the years ended December 31, 2009, 2008 and 2007. Amounts are reclassified out of accumulated other comprehensive income into earnings when the hedged net investment is either sold or substantially liquidated.

See Note 12 for disclosures relating to the fair value of the Company’s derivative instruments. Below is a summary of the effect of derivative instruments on the consolidated statement of income for the year ended December 31, 2009:

Effect of Derivative Instruments on the Consolidated Statement of Income

for the year ended December 31, 2009

(Dollars in thousands)

Description	Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion)	Amount of Income or (Expense) Reclassified from AOCI into Earnings (Effective Portion)		Amount of Gain or (Loss) Recognzied in Earnings on Derivative (Ineffective Portion)

Interest Rate Swaps	$5,269	$(7,121	)*	$-

Cross Currency Swaps	(7,440)	918	**	-

Currency Forward Agreements	(7,024)	-		-

Total	$(9,195)	$(6,203)		$-

*Included in “Interest expense” in accompanying consolidated statements of income.

**Included in “Other income” in the accompanying consolidated statements of income.

Credit-risk-related Contingent Features

The Company has agreements with each of its interest rate derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its interest rate derivative obligations.

As of December 31, 2009, the fair value of derivatives in a liability position related to these agreements was $10.3 million. If the Company breached any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the agreements at their termination value of $10.8 million.

12. Fair Value Disclosures

The FASB ASC Topic on Fair Value Measurements (Topic 820) defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It applies to reported balances that are required or permitted to be measured at fair value and does

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives also utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

likelihood of default by itself and its counterparties. As of December 31, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are significant to the overall valuation of its currency forward agreements, cross currency swaps and two of its interest rate swaps and therefore, has classified these derivatives as Level 3 within the fair value reporting hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall and by derivative type.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2009

(Dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2009

Interest Rate Swaps*	$-	$(9,988)	$(307)	$(10,295)

Cross Currency Swaps**	$-	$-	$192	$192

Currency Forward Agreements**	$-	$-	$1,049	$1,049

*Included in “Accounts payable and accrued liabilities” in the accompanying consolidated balance sheet.

**Included in “Other Assets” in the accompanying consolidated balance sheet.

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

The table below presents a reconciliation of the Company’s beginning and ending balances of liabilities having fair value measurements based on significant unobservable inputs (Level 3) for the year ended December 31, 2009.

Level 3 Fair Value Measurements for the Year Ended December 31, 2009

(Dollars in thousands)

Description	Beginning Balance as of December 31, 2008	Transfers into Level 3	Transfers out of Level 3	Gains (Losses) Included in Income	Gains (Losses) Included in OCI	Total Gains (Losses)	Ending Balance as of December 31, 2009

Interest Rate Swaps	-	$(15,564)	$7,983	-	$7,274	$7,274	$(307)

Cross Currency Swaps	-	5,474	-	-	$(5,282)	$(5,282)	$192

Currency Forward Agreements	-	14,059	-	-	$(13,010)	$(13,010)	$1,049

Non-recurring fair value measurements

The table below presents the Company’s assets measured at fair value on a non-recurring basis as of December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2009

(Dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2009
Rental properties, net	$-	$-	$152,213	$152,213

Mortgage notes and related accrued interest receivable, net	$-	$-	$90,882	$90,882

Notes and related accrued interest receivable, net	$-	$-	$3,293	$3,293

During the three months ended September 30, 2009, the Company recognized a nonrecurring non-cash impairment charge of $35.8 million relating to adjustment to a property carrying value. Management of the Company estimated the fair value of the property taking into account an independent appraisal completed in October 2009 as further described in Note 4. Based on this input, the Company determined that its valuation of this investment was classified within Level 3 of the fair value hierarchy.

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

During the three months ended September 30, 2009, the Company measured one mortgage note receivable at fair value as a result of the establishment of the allowance for loan losses as further discussed in Note 5. Management estimated the fair value of the underlying collateral for this note and the Company determined that its valuation of this investment was classified within Level 3 of the fair value hierarchy. Additionally, the Company measured six notes receivable at fair value as a result of the establishment of the allowance for loan losses as further discussed in Note 9. Management estimated the fair value of the underlying collateral for these notes and the Company determined that its valuation of these investments was classified within Level 3 of the fair value hierarchy.

Fair Value of Financial Instruments

Management compares the carrying value and the estimated fair value of the Company’s financial instruments. The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instruments at December 31, 2009 and 2008:

    Mortgage notes receivable and related accrued interest receivable:

The fair value of the Company’s mortgage notes and related accrued interest receivable as of December 31, 2009 and 2008 is estimated by discounting the future cash flows of each instrument using current market rates. At December 31, 2009, the Company had a carrying value of $522.9 million in fixed rate mortgage notes receivable outstanding, including related accrued interest and net of loan loss reserve, with a weighted average interest rate of approximately 9.14%. The fixed rate mortgage notes bear interest at rates of 7.00% to 15.00%. Discounting the future cash flows for fixed rate mortgage notes receivable using an estimated weighted average market rate of 9.77%, management estimates the fixed rate mortgage notes receivable’s fair value to be approximately $519.4 million at December 31, 2009.

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

At December 31, 2008, the Company had a carrying value of $138.6 million in variable rate mortgage notes receivable outstanding, including related accrued interest, with a weighted average interest rate of approximately 5.40%. The variable mortgage notes bear interest rates of LIBOR plus 350 basis points. Discounting the future cash flows for variable rate mortgage notes receivable using an estimated weighted average market rate of 7.65%, management estimates the variable rate mortgage notes receivable’s fair value to be approximately $128.7 million at December 31, 2008.

    Investment in a direct financing lease, net:

The fair value of the Company’s investment in a direct financing lease as of December 31, 2009 is estimated by discounting the future cash flows of the instrument using current market rates. At December 31, 2009, the Company had an investment in a direct financing lease with a carrying value of $169.9 million and a weighted average effective interest rate of 12.01%. The

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

investment in direct financing lease bears interest at effective interest rates of 11.90% to 12.40%. The carrying value of the investment in a direct financing lease approximates the fair market value at December 31, 2009.

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

    Accounts receivable, net:

The carrying values of accounts receivable approximate the fair market value at December 31, 2009 and 2008.

    Notes and related accrued interest receivable, net:

The fair value of the Company’s notes and related accrued interest receivable as of December 31, 2009 is estimated by discounting the future cash flows of each instrument using current market rates. At December 31, 2009, the Company had a carrying value of $7.2 million in fixed rate notes receivable outstanding, including related accrued interest and net of loan loss reserve, with a weighted average interest rate of approximately 8.80%. The fixed rate notes bear interest at rates of 6.33% to 15.00%. Discounting the future cash flows for fixed rate notes receivable using an estimated market rate of 9.34%, management estimates the fixed rate notes receivable’s fair value to be approximately $7.1 million at December 31, 2009.

At December 31, 2008, the Company had a carrying value of $38.9 million in fixed rate notes receivable outstanding with a weighted average interest rate of approximately 9.78%. The fixed rate notes bear interest at rates of 6.00% to 10.00%. Discounting the future cash flows for fixed rate notes receivable using an estimated market rate of 12.03%, management estimates the fixed rate notes receivable’s fair value to be approximately $37.1 million at December 31, 2008.

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

    Derivative instruments:

Derivative instruments are carried at their fair market value.

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

    Debt instruments:

The fair value of the Company’s debt as of December 31, 2009 is estimated by discounting the future cash flows of each instrument using current market rates. At December 31, 2009, the Company had a carrying value of $313.0 million in variable rate debt outstanding with an average weighted interest rate of approximately 5.37%. Discounting the future cash flows for variable rate debt using an estimated market rate of 5.55%, management estimates the variable rate debt’s fair value to be approximately $304.3 million at December 31, 2009. As described in Note 10, $203.9 million of variable rate debt outstanding at December 31, 2009 has been converted to a fixed rate by interest rate swap agreements.

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

At December 31, 2009, the Company had a carrying value of $828.4 million in fixed rate long-term debt outstanding with an average weighted interest rate of approximately 6.01%. Discounting the future cash flows for fixed rate debt using an estimated market rate of 5.89%, management estimates the fixed rate debt’s fair value to be approximately $825.4 million at December 31, 2009.

At December 31, 2008, the Company had a carrying value of $835.6 million in fixed rate long-term debt outstanding with an average weighted interest rate of approximately 5.99%. Discounting the future cash flows for fixed rate debt using an estimated market rate of 5.84%, management estimates the fixed rate debt’s fair value to be approximately $842.4 million at December 31, 2008.

    Accounts payable and accrued liabilities:

The carrying value of accounts payable and accrued liabilities approximates fair value due to the short term maturities of these amounts.

    Common and preferred dividends payable:

The carrying values of common and preferred dividends payable approximate fair value due to the short term maturities of these amounts.

13. Common and Preferred Shares

Common Shares

The Board of Trustees declared cash dividends totaling $2.60 per common share for the year ended December 31, 2009 and $3.36 per common share for the year ended December 31, 2008.

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

Of the total dividends calculated for tax purposes, the amounts characterized as ordinary income, return of capital and long-term capital gain for 2009 and 2008 are as follows:

Cash dividends paid per common share for the year ended December 31, 2009:

Record date	Cash payment date	Cash distribution per share	Taxable ordinary income	Return of capital	Long-term capital gain	Unrecaptured Sec. 1250 gain

12-31-08	01-15-09	$0.8400	0.8205	0.0195	—	—
03-31-09	04-15-09	0.6500	0.6349	0.0151	—	—
06-30-09	07-15-09	0.6500	0.6349	0.0151	—	—
09-30-09	10-15-09	0.6500	0.6349	0.0151	—	—

Total for 2009 (1)		$2.7900	2.7252	0.0648	—	—

		100.0%	97.7%	2.3%	—

Cash dividends paid per common share for the year ended December 31, 2008:

Record date	Cash payment date	Cash distribution per share	Taxable ordinary income	Return of capital	Long-term capital gain	Unrecaptured Sec. 1250 gain

12-31-07	01-15-08	$0.7600	0.7314	0.0286	—	—
03-31-08	04-15-08	0.8400	0.8084	0.0316	—	—
06-30-08	07-15-08	0.8400	0.8084	0.0316	—	—
09-30-08	10-15-08	0.8400	0.8084	0.0316	—	—

Total for 2008 (1)		$3.2800	3.1565	0.1235	—	—

		100.0%	96.2%	3.8%	—

(1) Differences between totals and details relate to rounding.

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

On November 16, 2009, the Company issued pursuant to a registered public offering 6,325,000 common shares (including the exercise of the over-allotment option of 825,000 shares) at a purchase price of $31.50. Total net proceeds to the Company after underwriting discounts and expenses were approximately $190.6 million.

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

The proceeds from the above public offerings were used to pay down the Company’s revolving credit facility and remaining net proceeds were invested in interest-bearing accounts and short-term interest-bearing securities which are consistent with the qualification as a REIT under the Internal Revenue Code.

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

Series B Preferred Shares

On January 19, 2005, the Company issued 3.2 million 7.75% Series B cumulative redeemable preferred shares (“Series B preferred shares”) in a registered public offering for net proceeds of $77.5 million, before expenses. The Company pays cumulative dividends on the Series B preferred shares from (and including) the date of original issuance in the amount of $1.9375 per share each year, which is equivalent to 7.75% of the $25 liquidation preference per share. Dividends on the Series B preferred shares are payable quarterly in arrears, and began on April 15, 2005. The Company may not redeem the Series B preferred shares before January 19, 2010, except in limited circumstances to preserve the Company’s REIT status. On or after January 19, 2010, the Company may, at its option, redeem the Series B preferred shares in whole at any time or in part from time to time, by paying $25 per share, plus any accrued and unpaid dividends up to and including the date of redemption. The Series B preferred shares generally have no stated maturity, will not be subject to any sinking fund or mandatory redemption, and are not convertible into any of the Company’s other securities. Owners of the Series B preferred shares generally have no voting rights, except under certain dividend defaults. The Board of Trustees declared cash dividends totaling $1.9375 per Series B preferred share for each of the years ended December 31, 2009 and 2008.

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

Of the total dividends calculated for tax purposes, the amounts characterized as ordinary income, return of capital and long-term capital gain for 2009 and 2008 are as follows:

Cash dividends paid per Series B preferred share for the year ended December 31, 2009:

Record date	Cash payment date	Cash distribution per share	Taxable ordinary income	Return of capital	Long-term capital gain

12-31-08	01-15-09	$0.4844	0.4844	—	—
03-31-09	04-15-09	0.4844	0.4844	—	—
06-30-09	07-15-09	0.4844	0.4844	—	—
09-30-09	10-15-09	0.4844	0.4844	—	—

Total for 2009 (1)		$1.9375	1.9375	—	—

		100.0%	100.0%	—	—

Cash dividends paid per Series B preferred share for the year ended December 31, 2008:

Record date	Cash payment date	Cash distribution per share	Taxable ordinary income	Return of capital	Long-term capital gain

12-31-07	01-15-08	$0.4844	0.4844	—	—
03-31-08	04-15-08	0.4844	0.4844	—	—
06-30-08	07-15-08	0.4844	0.4844	—	—
09-30-08	10-15-08	0.4844	0.4844	—	—

Total for 2008 (1)		$1.9375	1.9375	—	—

		100.0%	100.0%	—	—

(1) Differences between totals and details relate to rounding.

Series C Convertible Preferred Shares

On December 22, 2006, the Company issued 5.4 million 5.75% Series C cumulative convertible preferred shares (“Series C preferred shares”) in a registered public offering for net proceeds of approximately $130.8 million, after expenses. The Company will pay cumulative dividends on the Series C preferred shares from the date of original issuance in the amount of $1.4375 per share each year, which is equivalent to 5.75% of the $25 liquidation preference per share. Dividends on the Series C preferred shares are payable quarterly in arrears, and began on January 15, 2007 with a pro-rated quarterly payment of $0.0359 per share. The Company does not have the right to redeem the Series C preferred shares except in limited circumstances to preserve the Company’s REIT status. The Series C preferred shares have no stated maturity and will not be subject to any sinking fund or mandatory redemption. As of December 31, 2009, the Series C preferred shares are convertible, at the holder’s option, into the Company’s common shares at a conversion rate of 0.3572 common shares per Series C preferred share, which is equivalent to a conversion price of $69.99 per common share. This conversion ratio may increase over time upon certain specified triggering events including if the Company’s common dividend per share exceeds a quarterly threshold of $0.6875.

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

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

The Board of Trustees declared cash dividends totaling $1.4375 per Series C preferred share for each of the years ended December 31, 2009 and 2008, respectively.

Of the total dividends calculated for tax purposes, the amounts characterized as ordinary income, return of capital and long-term capital gain for 2009 and 2008 are as follows:

Cash dividends paid per Series C preferred share for the year ended December 31, 2009:

Record date	Cash payment date	Cash distribution per share	Taxable ordinary income	Return of capital	Long-term capital gain

12-31-08	01-15-09	0.3594	0.3594
03-31-09	04-15-09	0.3594	0.3594	—	—
06-30-09	07-15-09	0.3594	0.3594	—	—
09-30-09	10-15-09	0.3594	0.3594	—	—

Total for 2009 (1)		$1.4375	1.4375	—	—

		100.0%	100.0%	—	—

Cash dividends paid per Series C preferred share for the year ended December 31, 2008:

Record date	Cash payment date	Cash distribution per share	Taxable ordinary income	Return of capital	Long-term capital gain

12-31-07	01-15-08	0.3594	0.3594
03-31-08	04-15-08	0.3594	0.3594	—	—
06-30-08	07-15-08	0.3594	0.3594	—	—
09-30-08	10-15-08	0.3594	0.3594	—	—

Total for 2008 (1)		$1.4375	1.4375	—	—

		100.0%	100.0%	—	—

(1) Differences between totals and details relate to rounding.

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

Series D Preferred Shares

On May 25, 2007, the Company issued 4.6 million 7.375% Series D cumulative redeemable preferred shares (“Series D preferred shares”) in a registered public offering for net proceeds of approximately $111.1 million, after expenses. The Company pays cumulative dividends on the Series D preferred shares from the date of original issuance in the amount of $1.844 per share each year, which is equivalent to 7.375% of the $25 liquidation preference per share. Dividends on the Series D preferred shares are payable quarterly in arrears, and were first payable on July 16, 2007 with a pro-rated quarterly payment of $0.1844 per share. The Company may not redeem the Series D preferred shares before May 25, 2012, except in limited circumstances to preserve the Company’s REIT status. On or after May 25, 2012, the Company may, at its option, redeem the Series D preferred shares in whole at any time or in part from time to time, by paying $25 per share, plus any accrued and unpaid dividends up to and including the date of redemption. The Series D preferred shares generally have no stated maturity, will not be subject to any sinking fund or mandatory redemption, and are not convertible into any of the Company’s other securities. Owners of the Series D preferred shares generally have no voting rights, except under certain dividend defaults. The net proceeds from this offering were used to redeem the Company’s 9.50% Series A preferred shares and to pay down the Company’s revolving credit facility.

The Board of Trustees declared cash dividends totaling $1.8438 per Series D preferred share for each of the years ended December 31, 2009 and 2008.

Of the total dividends calculated for tax purposes, the amounts characterized as ordinary income, return of capital and long-term capital gain for 2009 and 2008 are as follows:

Cash dividends paid per Series D preferred share for the year ended December 31, 2009:

Record date	Cash payment date	Cash distribution per share	Taxable ordinary income	Return of capital	Long-term capital gain

12-31-08	01-15-09	0.4609	0.4609
03-31-09	04-15-09	0.4609	0.4609	—	—
06-30-09	07-15-09	0.4609	0.4609	—	—
09-30-09	10-15-09	0.4609	0.4609	—	—

Total for 2009 (1)		$1.8438	1.8438	—	—

		100.0%	100.0%	—	—

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

Cash dividends paid per Series D preferred share for the year ended December 31, 2008:

Record date	Cash payment date	Cash distribution per share	Taxable ordinary income	Return of capital	Long-term capital gain

12-31-07	01-15-08	0.4609	0.4609
03-31-08	04-15-08	0.4609	0.4609	—	—
06-30-08	07-15-08	0.4609	0.4609	—	—
09-30-08	10-15-08	0.4609	0.4609	—	—

Total for 2008 (1)		$1.8438	1.8438	—	—

		100.0%	100.0%	—	—

(1) Differences between totals and details relate to rounding

Series E Convertible Preferred Shares

On April 2, 2008, the Company issued 3.5 million 9.00% Series E cumulative convertible preferred shares (“Series E preferred shares”) in a registered public offering for net proceeds of approximately $83.4 million, after expenses. The Company will pay cumulative dividends on the Series E preferred shares from the date of original issuance in the amount of $2.25 per share each year, which is equivalent to 9.00% of the $25 liquidation preference per share. Dividends on the Series E preferred shares are payable quarterly in arrears, and began on July 15, 2008 with a pro-rated quarterly payment of $0.65 per share. The Company does not have the right to redeem the Series E preferred shares except in limited circumstances to preserve the Company’s REIT status. The Series E preferred shares have no stated maturity and will not be subject to any sinking fund or mandatory redemption. As of December 31, 2009, the Series E preferred shares are convertible, at the holder’s option, into the Company’s common shares at a conversion rate of 0.4512 common shares per Series E preferred share, which is equivalent to a conversion price of $55.41 per common share. This conversion ratio may increase over time upon certain specified triggering events including if the Company’s common dividend per share exceeds a quarterly threshold of $0.84.

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

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

The Board of Trustees declared cash dividends totaling $2.25 and $1.775 per Series E preferred share for the years ended December 31, 2009 and 2008, respectively.

Of the total dividends calculated for tax purposes, the amounts characterized as ordinary income, return of capital and long-term capital gain for 2009 and 2008 are as follows:

Cash dividends paid per Series E preferred share for the year ended December 31, 2009:

Record date	Cash payment date	Cash distribution per share	Taxable ordinary income	Return of capital	Long-term capital gain

12-31-08	01-15-09	0.5625	0.5625
03-31-09	04-15-09	0.5625	0.5625	—	—
06-30-09	07-15-09	0.5625	0.5625	—	—
09-30-09	10-15-09	0.5625	0.5625	—	—

Total for 2009 (1)		$2.2500	2.2500	—	—

		100.0%	100.0%	—	—

Cash dividends paid per Series E preferred share for the year ended December 31, 2008:

Record date	Cash payment date	Cash distribution per share	Taxable ordinary income	Return of capital	Long-term capital gain

06-30-08	07-15-08	0.6500	0.6500	—	—
09-30-08	10-15-08	0.5625	0.5625	—	—

Total for 2008 (1)		$1.2125	1.2125	—	—

		100.0%	100.0%	—	—

(1) Differences between totals and details relate to rounding

14. Earnings Per Share

The following table summarizes the Company’s common shares used for computation of basic and diluted earnings per share for the years ended December 31, 2009, 2008 and 2007 (amounts in thousands except per share information):

	Year Ended December 31, 2009
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic earnings:
Loss from continuing operations	$(11,906)	36,122	$(0.33)
Add: net loss attributable to noncontrolling interests	19,913	—	$0.55

Income from continuing operations attributable to Entertainment Properties Trust	$8,007	36,122	$0.22
Preferred dividend requirements	(30,206)	—	(0.83)

Loss from continuing operations available to common shareholders of Entertainment Properties Trust	$(22,199)	$36,122	(0.61)

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

	Year Ended December 31, 2008
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic earnings:
Income from continuing operations	$127,530	30,910	$4.12
Add: net loss attributable to noncontrolling interests	2,353	-	0.08

Income from continuing operations attributable to Entertainment Properties Trust	$129,883	30,910	$4.20
Preferred dividend requirements	(28,266)	-	(0.91)

Income from continuing operations available to common shareholders of Entertainment Properties Trust	$101,617	$30,910	$3.29
Effect of dilutive securities:
Share options	-	267	(0.03)

Diluted earnings: Income from continuing operations attributable to Entertainment Properties Trust	$101,617	31,177	$3.26

Income from continuing operations available to common shareholders of Entertainment Properties Trust	$101,617	30,910	$3.29
Income from discontinued operations	93	-	-

Income available to common shareholders of Entertainment Properties Trust	101,710	30,910	3.29
Effect of dilutive securities:
Share options	-	267	(0.03)

Diluted earnings attributable to Entertainment Properties Trust	$101,710	31,177	$3.26

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

	Year Ended December 31, 2007
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic earnings:
Income from continuing operations	$99,215	26,929	$3.69
Add: net loss attributable to noncontrolling interests	1,370	-	0.05

Income from continuing operations attributable to Entertainment Properties Trust	$100,585	26,929	$3.74
Preferred dividend requirements	(21,312)	-	(0.79)
Series A preferred share redemption costs	(2,101)	-	(0.08)

Income from continuing operations available to common shareholders of Entertainment Properties Trust	$77,172	26,929	$2.87
Effect of dilutive securities:
Share options	-	375	(0.04)

Diluted earnings: Income from continuing operations attributable to Entertainment Properties Trust	$77,172	27,304	$2.83

Income from continuing operations available to common shareholders of Entertainment Properties Trust	$77,172	26,929	$2.87
Income from discontinued operations	4,079	-	0.15

Income available to common shareholders of Entertainment Properties Trust	81,251	26,929	3.02
Effect of dilutive securities:
Share options	-	375	(0.04)

Diluted earnings attributable to Entertainment Properties Trust	$81,251	27,304	$2.98

The dilutive effect of potential common shares from the exercise of share options is included in diluted earnings per share except in those periods with a loss from continuing operations. For the year ended December 31, 2009, there were 113 thousand potential common shares from the exercise of share options that were excluded from the calculation of diluted earnings per share as the effect was anti-dilutive.

The additional 1.9 million common shares that would result from the conversion of the Company’s 5.75% Series C cumulative convertible preferred shares and the additional 1.6 million common shares that would result from the conversion of the Company’s 9.0% Series E cumulative convertible preferred shares (issued on April 2, 2008) and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted earnings per share for the years ended December 31, 2009, 2008 and 2007 because the effect is anti-dilutive.

The Company’s nonvested share awards are considered participating securities and are included in the calculation of earnings per share under the two-class method as required by the Earnings Per Share Topic of the FASB ASC. Prior-period earnings per share data was computed using the treasury stock method and has been adjusted retrospectively, which lowered basic and diluted earnings per share by $0.03 and $0.02, respectively, for the year ended December 31, 2008, and by $0.02 and $0.01, respectively, for the year ended December 31, 2007.

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

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

15. Equity Incentive Plan

All grants of common shares and options to purchase common shares were issued under the 1997 Share Incentive Plan prior to May 9, 2007, and under the 2007 Equity Incentive Plan on and after May 9, 2007. Under the 2007 Equity Incentive Plan, an aggregate of 1,950,000 common shares, options to purchase common shares and restricted share units, subject to adjustment in the event of certain capital events, may be granted. At December 31, 2009, there were 1,059,818 shares available for grant under the 2007 Equity Incentive Plan.

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

	Number of shares	Option price per share	Weighted avg. exercise price
Outstanding at December 31, 2006	981,673	$ 14.00 - $ 43.75	$28.33
Exercised	(181,620)	16.05 - 41.65	28.68
Granted	106,945	60.03 - 65.50	64.15

Outstanding at December 31, 2007	906,998	$ 14.00 - $ 65.50	$32.49
Exercised	(81,914)	19.30 - 42.46	31.06
Granted	86,033	47.20 - 52.72	47.84

Outstanding at December 31, 2008	911,117	$ 14.00 - $ 65.50	$34.07
Exercised	(100,928)	14.13 - 14.13	14.13
Granted	422,093	18.18 - 19.41	18.36
Forfeited	(23,994)	18.18 - 60.03	32.73

Outstanding at December 31, 2009	1,208,288	$ 14.00 - $ 65.50	$30.27

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

The weighted average fair value of options granted was $2.68, $4.31 and $7.91 during 2009, 2008 and 2007, respectively. The intrinsic value of stock options exercised was $1.9 million during each of the years ended December 31, 2009 and 2008 and $6.1 million during the year ended December 31, 2007.

At December 31, 2009, stock-option expense to be recognized in future periods was $1.5 million as follows (in thousands):

Amount
Year:
2010	$621
2011	487
2012	338
2013	17
2014	—

Total	$1,463

The following table summarizes outstanding options at December 31, 2009:

Exercise price range	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)

$14.00 - 19.99	508,239	7.7
20.00 - 29.99	251,127	3.0
30.00 - 39.99	79,267	4.3
40.00 - 49.99	254,768	6.6
50.00 - 59.99	10,000	8.4
60.00 - 65.50	104,887	7.1

	1,208,288	6.2	$30.27	$11,615

The following table summarizes exercisable options at December 31, 2009:

Exercise price range	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)

$ 14.00 - 19.99	103,009	2.5
20.00 - 29.99	264,127	3.0
30.00 - 39.99	82,222	4.3
40.00 - 49.99	141,162	6.1
50.00 - 59.99	10,000	8.4
60.00 - 65.50	48,785	7.1

	649,305	4.1	$32.18	$4,857

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

Nonvested Shares

A summary of the Company’s nonvested share activity and related information is as follows:

	Number of shares	Weighted avg. grant date fair value	Weighted avg. life remaining
Outstanding at December 31, 2008	282,328	$52.22
Granted	218,797	18.12
Vested	(96,309)	50.61
Forfeited	(5,411)	33.17

Outstanding at December 31, 2009	399,405	34.19	1.06

The holders of nonvested shares have voting rights and receive dividends from the date of grant. These shares vest ratably over a period of three to five years. The fair value of the nonvested shares that vested was $2.8 million, $3.6 million and $3.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. At December 31, 2009, unamortized share-based compensation expense related to nonvested shares was $6.1 million and will be recognized in future periods as follows (in thousands):

Amount
Year:
2010	$2,795
2011	2,282
2012	1,000
2013	—

Total	$6,077

Restricted Share Units

A summary of the Company’s restricted share unit activity and related information is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Life Remaining
Outstanding at December 31, 2008	—	$—
Granted	20,508	19.02
Vested	—	—

Outstanding at December 31, 2009	20,508	19.02	0.36

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

The holders of restricted share units have voting rights and receive dividends from the date of grant. The share units vest upon the earlier of the day preceding the next annual meeting of shareholders or a change of control. The settlement date for the shares is selected by the non-employee trustee, and ranges from three years from the grant date to upon termination of service. At December 31, 2009, unamortized share-based compensation expense related to restricted share units was $130 thousand. There was no unamortized share-based compensation expense related to restricted share units at December 31, 2008 and 2007.

16. Related Party Transactions

In 2000, the Company loaned an aggregate of $3.5 million to Company executives. The loans were made in order for the executives to purchase common shares of the Company at the market value of the shares on the date of the loan, as well as to repay borrowings on certain amounts previously loaned. The loans are recourse to the executives’ assets and bear interest at 6.24%, are due on January 1, 2011 and interest is payable at maturity. During July of 2008, a former executive paid to the Company the $1.6 million of principal on his loan which reduces the aggregate carrying value of these loans to $1.9 million (before accrued interest) at December 31, 2008. Interest income from these loans totaled $315 thousand, $351 thousand and $369 thousand for the years ended December 31, 2009, 2008 and 2007, respectively. These loans were issued with terms that include a Loan Forgiveness Program, under which the compensation committee of the Board of Trustees may forgive a portion of the above referenced indebtedness after application of proceeds from the sale of shares, following a change in control of the Company. The compensation committee may also forgive the debt incurred upon termination of employment by reason of death, disability, normal retirement or without cause. These loans can be repaid with cash or with shares of the Company. At December 31, 2009 and 2008, accrued interest receivable on these loans, included in other assets in the accompanying consolidated balance sheets, was $3.4 million and $3.1 million, respectively. Subsequent to year-end, the Company’s Chief Executive Officer paid $1.2 million on his loan by delivering 35,000 common shares to the Company.

The Company loaned $5 million to its New Roc minority joint venture partner in 2003 in connection with the acquisition of its interest in New Roc. During 2007, the Company loaned an additional $5 million to the same partner. See Note 9 for additional information on this note.

The Company loaned $10 million to a minority joint venture partner of the White Plains entities in 2007 in connection with the acquisition of its interest in these entities. See Note 9 for additional information on this note.

The Company loaned $10 million to Mr. Cappelli in 2008. Through his related interests, Mr.Cappelli is the developer and minority interest partner of the Company’s New Roc and White Plains entertainment retail centers. See Note 9 for additional information on this note.

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

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

17. Operating Leases

Most of the Company’s rental properties are leased under operating leases with expiration dates ranging from 1 to 24 years. Future minimum rentals on non-cancelable tenant operating leases at December 31, 2009 are as follows (in thousands):

Amount
Year:
2010	$209,711
2011	196,300
2012	185,521
2013	176,661
2014	159,091
Thereafter	1,139,748

Total	$2,067,032

The Company leases its executive office from an unrelated landlord and such lease expired in December 2009. Rental expense for this lease totaled approximately $363 thousand, $319 thousand and $212 thousand for the years ended December 31, 2009, 2008 and 2007, respectively, and is included as a component of general and administrative expense in the accompanying consolidated statements of income. The Company continues to lease its office space on a month-to-month basis.

18. Quarterly Financial Information (unaudited)

Summarized quarterly financial data for the years ended December 31, 2009 and 2008 are as follows (in thousands, except per share data):

	March 31	June 30	September 30	December 31
2009:
Total revenue	$66,704	66,717	68,122	69,268
Net income (loss)	24,095	25,995	(75,362)	13,366
Net income (loss) available to common shareholders of Entertainment Properties Trust	17,777	20,152	(66,843)	6,715
Basic net income (loss) per common share	0.52	0.58	(1.89)	0.17
Diluted net income (loss) per common share	0.52	0.58	(1.89)	0.17

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

	March 31	June 30	September 30	December 31
2008:
Total revenue	$65,859	68,755	74,967	76,559
Net income	26,615	30,933	35,570	34,505
Net income available to common shareholders of Entertainment Properties Trust	21,511	23,859	28,506	27,834
Basic net income per per common share	0.76	0.78	0.89	0.85
Diluted net income per common share	0.76	0.77	0.88	0.84

All periods have been adjusted to reflect the impact of the operating properties sold during 2008 and 2007, which are reflected as discontinued operations on the accompanying consolidated statements of income for the years ended December 31, 2008 and 2007.

Certain reclassifications have been made to the prior period amounts to conform to the current period presentation. As discussed in Note 14, prior period earnings per share amounts have been adjusted retrospectively due to the adoption two-class method as required by the Earnings Per Share Topic of the FASB ASC.

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

The operating results relating to assets sold are as follows (in thousands):

	Year ended December 31,
	2008	2007
Rental revenue	$-	$262
Tenant reimbursements	-	76
Other income	-	700

Total revenue	-	1,038
Property operating expense	26	141
Depreciation and amortization	-	58

Income before gain on sale of real estate	(26)	839
Gain on sale of real estate	119	3,240

Net income	$93	$4,079

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

20. Other Commitments and Contingencies

The Company has agreed to finance $9.6 million in development costs for expansion at three of its existing public charter school properties. Development costs are advanced by the Company in periodic draws. If the Company determines that construction is not being completed in accordance with the terms of the development agreement, the Company can discontinue funding construction draws. The Company has agreed to lease the expansion facility to the operator at pre-determined rates.

The Company has provided a guarantee of the payment of certain economic development revenue bonds related to three theatres in Louisiana for which the Company earns a fee at an annual rate of 1.75% over the 30 year term of the bond. The Company evaluated this guarantee in connection with the provisions of the FASB ASC Topic 450 on Guarantees (Topic 450). Based on certain criteria, Topic 450 requires a guarantor to record an asset and a liability at inception. Accordingly, the Company had recorded $4.0 million as a deferred asset included in accounts receivable and $4.0 million included in other liabilities in the accompanying consolidated balance sheet as of December 31, 2008, which represented management’s estimate of the fair value of the guarantee at inception which will be realized over the term of the guarantee. During the third quarter of 2009, the outstanding principal amount of the bonds was reduced from $22 million to $14.4 million due to a principal repayment. Accordingly, the Company reduced the asset and liability recorded to reflect the decrease in the outstanding principal balance. The Company has recorded $2.6 million as a deferred asset included in accounts receivable and $2.6 million included in other liabilities in the accompanying consolidated balance sheet as of December 31, 2009. No amounts have been accrued as a loss contingency related to this guarantee because payment by the Company is not probable.

The Company has certain commitments related to its mortgage note investments that it may be required to fund in the future. The Company is generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of December 31, 2009, the Company had four mortgage notes receivable with commitments totaling approximately $20 million. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

As discussed in Note 5, the Company could become the owner of the Toronto Dundas Square Project as a result of the receivership process. On January 8, 2010, the Company signed a purchase agreement to acquire this center in early 2010; however, the purchase of this center is subject to various conditions. As a result, the Company can offer no assurance that this transaction will be completed. The Company has finalized the terms of a credit facility with a group of banks to provide CAD $100 million first mortgage financing that is expected to close in conjunction with the purchase. The Company expects to consolidate the financial results of the property subsequent to the purchase.

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2009, 2008 and 2007

21. Subsequent Events

On January 22, 2010, the Company acquired five public charter school properties from Imagine Schools, Inc. and funded one expansion for an existing public charter school property for a purchase price of $44.1 million. The properties are leased under a long-term triple-net master lease that is classified as a direct financing lease. The five properties are located in Florida, Indiana and Ohio. As a part of this transaction, the Company has agreed to finance $4.4 million in development costs for an expansion at two of its existing public charter school properties.

Entertainment Properties Trust

Schedule II - Valuation and Qualifying Accounts

December 31, 2009

Description	Balance at December 31, 2008	Additions During 2009	Deductions During 2009	Balance at December 31, 2009
Reserve for Doubtful Accounts	2,265,000	4,559,000	(1,914,000)	4,910,000
Allowance for Loan Losses	—	71,972,000	—	71,972,000

See accompanying report of independent registered public accounting firm.

Entertainment Properties Trust

Schedule II - Valuation and Qualifying Accounts

December 31, 2008

Description	Balance at December 31, 2007	Additions During 2008	Deductions During 2008	Balance at December 31, 2008
Reserve for Doubtful Accounts	1,083,000	2,015,000	(833,000)	2,265,000

See accompanying report of independent registered public accounting firm.

There was no allowance for loan losses for the year ended December 31, 2008

Entertainment Properties Trust

Schedule II - Valuation and Qualifying Accounts

December 31, 2007

Description	Balance at December 31, 2006	Additions During 2007	Deductions During 2007	Balance at December 31, 2007
Reserve for Doubtful Accounts	1,123,000	1,301,000	(1,341,000)	1,083,000

See accompanying report of independent registered public accounting firm.

There was no allowance for loan losses for the year ended December 31, 2007

Entertainment Properties Trust

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2009

(Dollars in thousands)

					Additions
			Initial cost		(Dispositions)	Gross Amount at December 31, 2009
Description	Market	Encumbrance	Land	Buildings, Equipment & improvements	(Impairments) Subsequent to acquisition	Land	Buildings, Equipment & improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
Grand 24	Dallas, TX	$1,466	3,060	15,281	—	3,060	15,281	18,341	4,393	11/97	40 years
Mission Valley 20	San Diego, CA	1,857	—	16,028	—	—	16,028	16,028	4,608	11/97	40 years
Promenade 16	Los Angeles, CA	3,250	6,021	22,104	—	6,021	22,104	28,125	6,355	11/97	40 years
Ontario Mills 30	Los Angeles, CA	2,882	5,521	19,450	—	5,521	19,450	24,971	5,592	11/97	40 years
Lennox 24	Columbus, OH	1,464	—	12,685	—	—	12,685	12,685	3,647	11/97	40 years
West Olive 16	St. Louis, MO	1,135	4,985	12,602	—	4,985	12,602	17,587	3,623	11/97	40 years
Studio 30	Houston, TX	3,008	6,023	20,037	—	6,023	20,037	26,060	5,761	11/97	40 years
Huebner Oaks 24	San Antonio, TX	1,924	3,006	13,662	—	3,006	13,662	16,668	3,928	11/97	40 years
First Colony 24	Houston, TX	17,714	—	19,100	67	—	19,167	19,167	5,750	11/97	40 years
Oakview 24	Omaha, NE	18,312	5,215	16,700	59	5,215	16,759	21,974	5,028	11/97	40 years
Leawood Town Center 20	Kansas City, MO	14,706	3,714	12,086	43	3,714	12,129	15,843	3,639	11/97	40 years
On The Border	Dallas, TX	62	879	—	—	879	—	879	—	11/97	n/a
Cheddar’s Causal Café	Dallas, TX	62	565	—	—	565	—	565	—	11/97	20 years
Wing Factory	Houston, TX	93	652	—	857	652	857	1,509	369	11/97	20 years
Texas Land & Cattle	Dallas, TX	93	1,519	—	—	1,519	—	1,519	—	11/97	n/a
Gulf Pointe 30	Houston, TX	24,784	4,304	21,496	76	4,304	21,572	25,876	6,427	2/98	40 years
South Barrington 30	Chicago, IL	25,608	6,577	27,723	98	6,577	27,821	34,398	8,230	3/98	40 years
Mesquite 30	Dallas, TX	21,024	2,912	20,288	72	2,912	20,360	23,272	5,938	4/98	40 years
Hampton Town Center 24	Norfolk, VA	18,405	3,822	24,678	88	3,822	24,766	28,588	7,120	6/98	40 years
Pompano 18	Pompano Beach, FL	10,134	6,771	9,899	3,350	6,771	13,249	20,020	3,544	8/98	40 years
Raleigh Grand 16	Raleigh, NC	6,541	2,919	5,559	—	2,919	5,559	8,478	1,575	8/98	40 years
Paradise 24	Miami, FL	20,449	2,000	13,000	8,512	2,000	21,512	23,512	5,826	11/98	40 years
Aliso Viejo 20	Los Angeles, CA	20,449	8,000	14,000	—	8,000	14,000	22,000	3,850	12/98	40 years
Bosie Stadium 21	Boise, ID	14,648	—	16,003	—	—	16,003	16,003	4,401	12/98	40 years
Texas Roadhouse Grill	Atlanta, GA	62	886	—	—	886	—	886	—	3/99	n/a
Roadhouse Grill	Atlanta, GA	57	868	—	(868)	—	—	—	—	3/99	n/a
Woodridge 18	Chicago, IL	6,824	9,926	8,968	—	9,926	8,968	18,894	2,354	6/99	40 years
Tampa Starlight 20	Tampa, FL	8,650	6,000	12,809	975	6,000	13,784	19,784	3,253	6/99	40 years
Westminster 24	Denver, CO	11,803	5,850	17,314	—	5,850	17,314	23,164	3,499	6/99	40 years
Cary Crossroads 20	Cary, NC	7,305	3,352	11,653	155	3,352	11,808	15,160	2,952	12/99	40 years
Palm Promenade 24	San Diego, CA	11,486	7,500	17,750	—	7,500	17,750	25,250	4,401	2/00	40 years
Westminster Promenade	Denver, CO	1,657	6,204	12,600	6,551	6,204	19,151	25,355	3,568	12/01	40 years
Westbank Palace 16	Westbank, LA	7,689	4,378	12,330	—	4,378	12,330	16,708	2,415	3/02	40 years
Houma Palace 10	Houma, LA	4,325	2,404	6,780	—	2,404	6,780	9,184	1,328	3/02	40 years
Hammond Palace 10	Hammond, LA	4,205	2,404	6,780	(565)	1,839	6,780	8,619	1,328	3/02	40 years
Elmwood Palace 20	Elmwood, LA	11,053	5,264	14,820	—	5,264	14,820	20,084	2,902	3/02	40 years
Clearview Palace 12	Clearview, LA	5,767	—	11,740	—	—	11,740	11,740	2,299	3/02	40 years
Forum 30	Sterling Heights, MI	13,456	5,975	17,956	3,400	5,975	21,356	27,331	4,764	6/02	40 years
Olathe Studio 30	Olathe, KS	9,611	4,000	15,935	—	4,000	15,935	19,935	2,988	6/02	40 years
Cherrydale 16	Greenville, SC	3,965	1,600	6,400	—	1,600	6,400	8,000	1,200	6/02	40 years
Cherrydale Shops	Greenville, SC	—	60	1,170	—	60	1,170	1,230	219	6/02	40 years
Livonia 20	Livonia, MI	11,005	4,500	17,525	—	4,500	17,525	22,025	3,249	8/02	40 years

Subtotals carried over to next page		$348,990	149,636	524,911	22,870	148,203	549,214	697,417	142,323

Entertainment Properties Trust

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2009

(Dollars in thousands)

					Additions
			Initial cost		(Dispositions)	Gross Amount at December 31, 2009
Description	Market	Encumbrance	Land	Buildings, Equipment & improvements	(Impairments) Subsequent to acquisition	Land	Buildings, Equipment & improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
Subtotal from previous page	n/a	348,990	149,636	524,911	22,870	148,203	549,214	697,417	142,323	n/a	n/a
Hoffman Town Centre 22	Alexandria, VA	11,053	—	22,035	—	—	22,035	22,035	3,994	10/02	40 years
Colonel Glenn 18	Little Rock, AR	10,042	3,858	7,990	—	3,858	7,990	11,848	1,415	12/02	40 years
AmStar Cinema 16	Macon, GA	6,205	1,982	5,056	—	1,982	5,056	7,038	853	3/03	40 years
Johnny Carino’s	Mesquite, TX	62	789	990	—	789	990	1,779	169	3/03	40 years
Star Southfield Center	Southfield, MI	1,416	8,000	20,518	4,346	8,000	24,864	32,864	5,559	5/03	40 years
Southwind 12	Lawrence, KS	4,579	1,500	3,526	—	1,500	3,526	5,026	580	6/03	40 years
New Roc City	New Rochelle, NY	64,671	6,100	97,601	95	6,100	97,696	103,796	17,895	10/03	40 years
Harbour View Station	Suffolk, VA	1,248	3,256	9,206	2,646	3,256	11,852	15,108	1,439	11/03	40 years
Columbiana Grande 14	Columbiana, SC	7,870	1,000	10,534	(2,447)	1,000	8,087	9,087	1,294	11/03	40 years
The Grande 18	Hialeah, FL	—	7,985	—	—	7,985	—	7,985	—	12/03	n/a
Kanata Centrum	Toronto, Ontario	33,790	11,989	43,723	30,574	11,989	74,297	86,286	9,286	3/04	40 years
Oakville Centrum	Toronto, Ontario	27,615	11,989	28,249	4,559	11,989	32,808	44,797	4,487	3/04	40 years
Mississauga Centrum	Toronto, Ontario	18,462	11,036	21,018	14,236	14,473	31,817	46,290	4,267	3/04	40 years
Whitby Centrum	Toronto, Ontario	22,142	12,179	26,235	22,615	15,643	45,386	61,029	6,640	3/04	40 years
Deer Valley 30	Phoenix, AZ	14,832	4,276	15,934	—	4,276	15,934	20,210	2,290	3/04	40 years
Mesa Grand 24	Phoenix, AZ	15,036	4,446	16,565	—	4,446	16,565	21,011	2,381	3/04	40 years
Hamilton 24	Hamilton, NJ	16,583	4,869	18,143	—	4,869	18,143	23,012	2,608	3/04	40 years
Grand Prairie 18	Peoria, IL	1,148	2,948	11,177	—	2,948	11,177	14,125	1,514	7/04	40 years
Lafayette Grand 16	Lafayette, LA	8,732	—	10,318	—	—	10,318	10,318	1,413	7/04	40 years
Vland Multi-tenant Retail	Warrenville, IL	157	1,936	—	114	2,050	—	2,050	—	7/04	n/a
Stir Crazy	Warrenville, IL	157	1,983	900	—	1,983	900	2,883	315	9/04	15 years
Northeast Mall 18	Hurst, TX	14,096	5,000	11,729	1,015	5,000	12,744	17,744	1,627	11/04	40 years
The Grand 18	D’Iberville, MS	10,991	2,001	8,043	2,432	2,001	10,475	12,476	1,210	12/04	40 years
Avenue 16	Melbourne, FL	1,280	3,817	8,830	320	3,817	9,150	12,967	1,144	12/04	40 years
Splitz	Westminster, CO	—	—	2,213	335	—	2,548	2,548	314	12/04	40 years
Mayfaire Cinema 16	Wilmington, NC	7,427	1,650	7,047	—	1,650	7,047	8,697	866	2/05	40 years
East Ridge 18	Chatanooga, TN	12,120	2,798	11,467	—	2,798	11,467	14,265	1,386	3/05	40 years
Burbank Village	Burbank, CA	33,763	16,584	35,016	3,342	16,584	38,358	54,942	4,258	3/05	40 years
Savannah Land	Savannah, GA	—	2,783	—	(586)	2,197	—	2,197	—	5/05	n/a
ShowPlace 12	Indianapolis, IN	4,889	1,481	4,565	—	1,481	4,565	6,046	514	6/05	40 years
The Grand 14	Conroe, TX	963	1,836	8,230	—	1,836	8,230	10,066	925	6/05	40 years
Etouffee	Southfield, MI	—	—	1,200	54	—	1,254	1,254	135	8/05	40 years
La Cantina	Houston, TX	93	1,482	1,365	(170)	1,237	1,440	2,677	421	8/05	15 years
The Grand 18	Hattiesburg, MS	9,922	1,978	7,733	2,432	1,978	10,165	12,143	1,004	9/05	40 years
Mad River Mountain	Bellefontaine, OH	5,996	5,108	5,994	1,500	5,251	7,351	12,602	1,187	11/05	40 years
Manchester Stadium 16	Fresno, CA	11,310	7,600	11,613	—	7,600	11,613	19,213	1,336	12/05	40 years
Modesto Stadium 10	Modesto, CA	4,662	2,542	3,910	—	2,542	3,910	6,452	399	12/05	40 years
Vacant (formerly Sizzler)	Arroyo Grande, CA	—	444	534	—	444	534	978	55	12/05	40 years
Arroyo Grande Stadium 10	Arroyo Grande, CA	4,809	2,641	3,810	—	2,641	3,810	6,451	389	12/05	40 years
Auburn Stadium 10	Auburn, CA	6,228	2,178	6,185	—	2,178	6,185	8,363	631	12/05	40 years
Columbia 14	Columbia, MD	994	—	12,204	—	—	12,204	12,204	1,144	3/06	40 years

Subtotals carried over to next page		$744,333	313,680	1,046,317	110,282	318,574	1,151,705	1,470,279	229,667

Entertainment Properties Trust

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2009

(Dollars in thousands)

					Additions
			Initial cost		(Dispositions)	Gross Amount at December 31, 2009
Description	Market	Encumbrance	Land	Buildings, Equipment & improvements	(Impairments) Subsequent to acquisition	Land	Buildings, Equipment & improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
Subtotal from previous page	n/a	744,333	313,680	1,046,317	110,282	318,574	1,151,705	1,470,279	229,667	n/a	n/a
Firewheel 18	Garland TX	16,667	8,028	14,825	—	8,028	14,825	22,853	1,390	3/06	40 years
White Oak Village Cinema 14	Garner, NC	715	1,305	6,899	—	1,305	6,899	8,204	632	4/06	40 years
The Grand 18	Winston-Salem, NC	1,004	—	12,153	1,925	—	14,078	14,078	1,232	7/06	40 years
Valley Bend 18	Huntsville, AL	1,700	3,508	14,802	—	3,508	14,802	18,310	1,233	8/06	40 years
Cityplace 14	Kalamazoo, MI	—	5,125	12,216	—	5,125	12,216	17,341	942	11/06	40 years
Bayou 15	Pensacola, FL	1,830	5,316	15,099	—	5,316	15,099	20,415	1,132	12/06	40 years
Havens Wine Cellars	Yountville, CA	4,675	2,527	4,873	650	2,527	5,523	8,050	701	12/06	40 years
The Grand 16	Slidell, LA	10,635	—	11,499	—	—	11,499	11,499	862	12/06	40 years
Rack & Riddle	Hopland, CA	15,566	1,015	5,724	26,082	1,015	31,806	32,821	1,977	4/07	40 years
City Center	White Plains, NY	118,333	28,201	130,022	(32,365)	22,433	103,425	125,858	8,607	5/07	40 years
Pier Park Grand 16	Panama City Beach, FL	1,357	6,486	11,156	—	6,486	11,156	17,642	720	5/07	40 years
Austell Promenade	Austell, GA	—	1,596	—	—	1,596	—	1,596	—	7/07	n/a
Kalispell Stadium 14	Kalispell, MT	800	2,505	7,323	—	2,505	7,323	9,828	427	8/07	40 years
EOS Estate Winery	Pasa Robles, CA	—	1,576	19,725	169	2,145	19,325	21,470	1,393	8/07	40 years
Cosentino Wineries	Pope Valley, Lockeford, and Clements, CA	—	5,249	13,431	(1,901)	5,249	11,530	16,779	1,888	8/07	40 years
Four Seasons Station Grand 18	Greensboro, NC	1,004	—	12,606	—	—	12,606	12,606	657	11/07	40 years
Crotched Mountain	Bennington, NJ	—	404	—	—	404	—	404	—	2/08	n/a
Buena Vista Winery & Vineyards	Sonoma, CA	38,558	30,405	30,171	1,557	30,405	31,727	62,132	2,844	6/08	40 years
Columbia Winery	Sunnyside, WA	2,665	112	3,944	2,737	112	6,681	6,793	148	6/08	40 years
Gary Farrell Winery	Healdsburg, CA	4,136	2,135	4,209	439	2,135	4,648	6,783	158	6/08	40 years
Geyser Peak Winery & Vineyards	Geyserville, CA	27,996	14,353	31,131	3,767	14,353	34,898	49,251	1,535	6/08	40 years
Caneros Vintners Custom Crush	Sonoma, CA	—	2,772	10,023	—	2,772	10,023	12,795	—	6/08	40 years
Glendora 12	Glendora, CA	—	—	10,588	—	—	10,588	10,588	309	10/08	40 years
Harbour View Marketplace	Suffolk, VA	—	3,382	9,971	—	3,382	9,971	13,352	184	6/09	40 years
Ann Arbor 20	Ypsilanti, MI	—	4,716	227	—	4,716	227	4,943	—	12/09	40 years
Buckland Hills 18	Manchester, CT	—	3,628	11,474	—	3,628	11,474	15,102	—	12/09	40 years
Centreville 12	Centreville, VA	—	3,628	1,769	—	3,628	1,769	5,397	—	12/09	40 years
Davenport 53 18	Davenport, IA	—	3,637	6,068	—	3,637	6,068	9,705	—	12/09	40 years
Fairfax Corner 14	Fairfax, VA	—	2,630	11,791	—	2,630	11,791	14,421	—	12/09	40 years
Flint West 14	Flint, MI	—	1,270	1,723	—	1,270	1,723	2,993	—	12/09	40 years
Hazlet 12	Hazlet, NJ	—	3,719	4,716	—	3,719	4,716	8,435	—	12/09	40 years
Huber Heights 16	Huber Heights, OH	—	970	3,891	—	970	3,891	4,861	—	12/09	40 years
North Haven 12	North Haven, CT	—	5,442	1,061	—	5,442	1,061	6,503	—	12/09	40 years
Preston Crossings 16	Okolona, KY	—	5,379	3,311	—	5,379	3,311	8,690	—	12/09	40 years
Ritz Center 16	Voorhees, NJ	—	1,723	9,614	—	1,723	9,614	11,337	—	12/09	40 years
Stonybrook 20	Louisville, KY	—	4,979	6,567	—	4,979	6,567	11,546	—	12/09	40 years
The Greene 14	Beaver Creek, OH	—	1,578	6,630	—	1,578	6,630	8,208	—	12/09	40 years
West Springfield 15	West Springfield, MA	—	2,540	3,755	—	2,540	3,755	6,295	—	12/09	40 years
Western Hills 14	Cincinnati, OH	—	1,361	1,742	—	1,361	1,742	3,103	—	12/09	40 years
Mortgage Note Related Encumbrances		149,449	—	—	—	—	—	—	—	n/a	n/a
Development Property		—	12,729	—	—	12,729	—	12,729	—	Various	n/a

Total		$1,141,423	499,609	1,513,045	113,342	499,304	1,626,692	2,125,996	258,638

Entertainment Properties Trust

Schedule III - Real Estate and Accumulated Depreciation (continued)

Reconciliation

(Dollars in thousands)

December 31, 2009

Real Estate:
Reconciliation:
Balance at beginning of the year	$1,979,939
Acquisition and development of rental properties during the year	146,057
Disposition of rental properties during the year	—

Balance at close of year	$2,125,996

Accumulated Depreciation
Reconciliation:
Balance at beginning of the year	$214,078
Depreciation during the year	44,560

Balance at close of year	$258,638

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

Our disclosure controls were designed to provide reasonable assurance that the controls and procedures would meet their objectives. Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls will prevent all errors and fraud. A control system, no matter how well designed and operated, can provide only reasonable assurance of achieving the designed control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusions of two or more people, or by management override of the control. Because of the inherent limitations in a cost-effective, maturing control system, misstatements due to error or fraud may occur and not be detected.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009. KPMG, LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders

Entertainment Properties Trust:

We have audited Entertainment Properties Trust’s (the Company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2009 and 2008, and the related consolidated statements of income, equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated February 26, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

KPMG LLP

Kansas City, Missouri

February 26, 2010

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 12, 2010 (the “Proxy Statement”), contains under the captions “Election of Trustees”, “Company Governance”, “Executive Officers”, and “Section 16(a) Beneficial Ownership Reporting Compliance” the information required by Item 10 of this Annual Report on Form 10-K, which information is incorporated herein by this reference.

We have adopted a Code of Business Conduct and Ethics that applies to our Chief Executive Officer, Chief Financial Officer, and all other officers, employees and trustees. The Code of Business Conduct and Ethics may be viewed on our website at www.eprkc.com.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Changes in Equity for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Comprehensive Income for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008, and 2007.

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

ENTERTAINMENT PROPERTIES TRUST

Dated: February 26, 2010	By	/s/ David M. Brain
David M. Brain, President and Chief Executive
Officer (Principal Executive Officer)

Dated: February 26, 2010	By	/s/ Mark A. Peterson
Mark A. Peterson, Vice President, Chief Financial
Officer and Treasurer (Principal Financial Officer
and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Robert J. Druten Robert J. Druten, Chairman of the Board	February 26, 2010

/s/ David M. Brain David M. Brain, President, Chief Executive Officer (Principal Executive Officer) and Trustee	February 26, 2010

/s/ Mark A. Peterson Mark A. Peterson, Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2010

/s/ Jack A. Newman, Jr. Jack A. Newman, Jr., Trustee	February 26, 2010

/s/ James A. Olson James A. Olson, Trustee	February 26, 2010

/s/ Barrett Brady Barrett Brady, Trustee	February 26, 2010

Exhibit Index

The Company has incorporated by reference certain exhibits as specified below pursuant to Rule 12b-32 under the Exchange Act.

3.1

Amended and Restated Declaration of Trust of the Company, which is attached as Exhibit 3.2 to the Company’s Form 8-K (Commission File No. 001-13561) filed on June 7, 1999, is hereby incorporated by reference as Exhibit 3.1

3.2

Amendment to Amended and Restated Declaration of Trust of the Company, which is attached as Exhibit 3.1 to the Company’s Form 8-K (Commission File No. 001-13561) filed on January 11, 2005, is hereby incorporated by reference as Exhibit 3.2

3.3

Amendment to Amended and Restated Declaration of Trust of Entertainment Properties Trust filed December 19, 2006, which is attached as Exhibit 3.1 to the Company’s Form 8-K (Commission File No. 001-13561) filed December 21, 2006, is hereby incorporated by reference as Exhibit 3.3

3.4

Amendment to Amended and Restated Declaration of Trust of Entertainment Properties Trust filed May 1, 2007, which is attached as Exhibit 3.1 to the Company’s Form 8-K (Commission File No. 001-13561) filed May 4, 2007, is hereby incorporated by reference as Exhibit 3.4

3.5

Amendment to Amended and Restated Declaration of Trust of Entertainment Properties Trust filed December 7, 2009, which is attached as Exhibit 3.1 to the Company’s Form 8-K (Commission File No. 001-13561) filed December 7, 2009, is hereby incorporated by reference as Exhibit 3.5

3.6

Articles Supplementary designating the powers, preferences and rights of the 9.50% Series A Cumulative Redeemable Preferred Shares, which is attached as Exhibit 4.4 to the Company’s Form 8-A12B (Commission File No. 001-13561) filed on May 24, 2002, is hereby incorporated by reference as Exhibit 3.6

3.7

Articles Supplementary designating the powers, preferences and rights of the 7.75% Series B Cumulative Redeemable Preferred Shares, which is attached as Exhibit 4.6 to the Company’s Form 8-A12BA (Commission File No. 001-13561) filed on January 14, 2005, and to the Company’s Form 8-K filed on January 14, 2005, is hereby incorporated by reference as Exhibit 3.7

3.8

Articles Supplementary designating the powers, preferences and rights of the 5.75% Series C Cumulative Convertible Preferred Shares, which is attached as Exhibit 3.2 to the Company’s Form 8-K (Commission File No. 001-13561) filed December 21, 2006, is hereby incorporated by reference as Exhibit 3.8

3.9

Articles Supplementary designating the powers, preferences and rights of the 7.375% Series D Cumulative Redeemable Preferred Shares, which is attached as Exhibit 3.2 to the Company’s Form 8-K (Commission File No. 001-13561) filed May 4, 2007, is hereby incorporated by reference as Exhibit 3.9

3.10

Articles Supplementary designating powers, preferences and rights of the 9.0% Series E Cumulative Convertible Preferred Shares, which is attached as Exhibit 3.1 to the Company’s Form 8-K (Commission File No. 001-13561) filed on April 2, 2008, is hereby incorporated by reference as Exhibit 3.10

3.11	Bylaws of the Company, which are attached as Exhibit 3.2 to the Company’s Form 8-K (Commission File No. 001-13561) filed on December 11, 2008, are hereby incorporated by reference as Exhibit 3.11

4.1

Form of share certificate for common shares of beneficial interest of the Company, which is attached as Exhibit 4.5 to the Company’s Registration Statement on Form S-11, as amended, (Registration No. 333-35281), is hereby incorporated by reference as Exhibit 4.1

4.2

Form of 9.50% Series A Cumulative Redeemable Preferred Share Certificate, which is attached as Exhibit 4.5 to the Company’s Form 8-A12B (Commission File No. 001-13561) filed on May 24, 2002, is hereby incorporated by reference as Exhibit 4.2

4.3

Form of 7.75% Series B Cumulative Redeemable Preferred Share Certificate, which is attached as Exhibit 4.7 to the Company’s Form 8-A12B (Commission File No. 001-13 561) filed on January 12, 2005, is hereby incorporated by reference as Exhibit 4.3

4.4

Form of 5.75% Series C Cumulative Convertible Preferred Shares Certificate, which is attached as Exhibit 4.1 to the Company’s Form 8-K (Commission File No. 001-13561) filed December 21, 2006, is hereby incorporated by reference as Exhibit 4.4

4.5

Form of 7.375% Series D Cumulative Redeemable Preferred Shares Certificate, which is attached as Exhibit 4.1 to the Company’s Form 8-K (Commission File No. 001-13561) filed May 4, 2007, is hereby incorporated by reference as Exhibit 4.5

4.6

Form of 9.00% Series E Cumulative Convertible Preferred Shares, which is attached as Exhibit 4.1 to the Company’s Form 8-K (Commission File No. 001-13561) filed on April 2, 2008, is incorporated by reference as Exhibit 4.6.

4.7

Registration Rights Agreement among Entertainment Properties Trust, Whitby Centrum Limited Partnership, Oakville Centrum Limited Partnership, Kanata Centrum Limited Partnership, Courtney Square Limited Partnership and 2041197 Ontario Ltd., dated February 24, 2004, which is attached as Exhibit 10.10 to the Company’s Form 8-K/A (Commission File No. 001-13561) filed on March 16, 2004, is hereby incorporated by reference as Exhibit 4.7

4.8

Agreement Regarding Ownership Limit Waiver between the Company and Cohen & Steers Capital Management, Inc., which is attached as Exhibit 4.7 to the Company’s Form 8-K (Commission File No. 001-13561) filed on January 19, 2005, is hereby incorporated by reference as Exhibit 4.8

4.9

Agreement Regarding Ownership Limit Waiver between the Company and ING Clarion Real Estate Securities, which is attached as Exhibit 4.1 to the Company’s Form 8-K (Commission File No. 001-13561) filed on May 14, 2007, is hereby incorporated by reference as Exhibit 4.9

4.10	Agreement Regarding Ownership Limit Waiver between the Company and Blackrock, Inc. and its subsidiaries which is attached hereto as Exhibit 4.10

10.1

Amended and Restated Master Credit Agreement dated June 30, 2009 among Entertainment Properties Trust, 30 West Pershing, LLC, EPT Downreit II, Inc., EPT Huntsville, Inc., EPT Pensacola, Inc., Megaplex Four, Inc. Westcol Center, LLC, EPT Melbourne, Inc. and KeyBank National Association as Administrative Agent and Lender, KeyBanc Capital Markets and JP Morgan Securities, Inc. as Joint Lead Arrangers and Book Managers, RBC Capital Markets as Joint Lead Arranger and Book Manager and Syndication Agent, JPMorgan Chase Bank, N.A. as Syndication Agent and the other Lenders party thereto, which is attached hereto as Exhibit 10.1

10.2

Collateral Pledge and Security Agreement, dated June 30, 2009, between Theater Sub, Inc. and KeyBank National Association, as agent, which is attached as Exhibit 4.2 to the Company’s Form 8-K (Commission File No. 001-13561) filed on July 1, 2009, is hereby incorporated by reference as Exhibit 10.2

10.3

Collateral Pledge and Security Agreement, dated June 30, 2009, between Entertainment Properties Trust and KeyBank National Association, as agent, which is attached as Exhibit 4.3 to the Company’s Form 8-K (Commission File No. 001-13561) filed on July 1, 2009, is hereby incorporated by reference as Exhibit 10.3

10.4

Collateral Pledge and Security Agreement, dated June 30, 2009, between 30 West Pershing, LLC and KeyBank National Association, as agent, which is attached as Exhibit 4.4 to the Company’s Form 8-K (Commission File No. 001-13561) filed on July 1, 2009, is hereby incorporated by reference as Exhibit 10.4

10.5

Collateral Pledge and Security Agreement, dated June 30, 2009, between MegaPlex Four, Inc. and KeyBank National Association, as agent, which is attached as Exhibit 4.5 to the Company’s Form 8-K (Commission File No. 001-13561) filed on July 1, 2009, is hereby incorporated by reference as Exhibit 10.5

10.6

Limited Guaranty, dated June 30, 2009, issued by Theatre Sub, Inc., which is attached as Exhibit 4.6 to the Company’s Form 8-K (Commission File No. 001-13561) filed on July 1, 2009, is hereby incorporated by reference as Exhibit 10.6

10.7

Master Credit Agreement, dated as of October 26, 2007, among Entertainment Properties Trust, EPT 301, LLC, KeyBank National Association, as Administrative Agent and Lender, KeyBanc Capital Markets, as Sole Lead Arranger and Sole Book Manager, and the other lenders party thereto and Morgan Stanley Bank, as documentation agent thereto, which is attached as Exhibit 4.1 to the Company’s Form 8-K (Commission File No. 001-13561) filed on October 31, 2007, is hereby incorporated by reference as Exhibit 10.7

10.8

Amendment No. 1 to Master Credit Agreement dated June 30, 2009 among Entertainment Properties Trust, EPT 301, LLC, KeyBank National Association, as Administrative Agent and Lender, KeyBanc Capital Markets, as Sole Lead Arranger and Sole Book Manager, and the other lenders party thereto and Morgan Stanley Bank, as Documentation Agent thereto, which is attached as Exhibit 4.7 to the Company’s Form 8-K (Commission File No. 001-13561) filed on July 1, 2009, is hereby incorporated by reference as Exhibit 10.8

10.9

Collateral Pledge and Security Agreement, dated as of October 26, 2007, by and between Entertainment Properties Trust and KeyBank National Association, individually and as administrative agent for itself and the lenders under the Master Credit Agreement dated October 26, 2007, which is attached as Exhibit 4.2 to the Company’s Form 8-K (Commission File No. 001-13561) filed on October 31, 2007, is hereby incorporated by reference as Exhibit 10.9

10.10

Mississauga Entertainment Centrum Agreement dated November 14, 2003 among Courtney Square Ltd., EPR North Trust and Entertainment Properties Trust, which is attached as Exhibit 10.1 to the Company’s Form 8-K (Commission File No. 001-13561) filed March 15, 2004, is hereby incorporated by reference as Exhibit 10.10

10.11

Oakville Entertainment Centrum Agreement dated November 14, 2003 among Penex Winston Ltd., EPR North Trust and Entertainment Properties Trust, which is attached as Exhibit 10.2 to the Company’s Form 8-K (Commission File No. 001-13561) filed March 15, 2004, is hereby incorporated by reference as Exhibit 10.11

10.12

Whitby Entertainment Centrum Agreement dated November 14, 2003 among Penex Whitby Ltd., EPR North Trust and Entertainment Properties Trust, which is attached as Exhibit 10.3 to the Company’s Form 8-K (Commission File No. 001-13561) filed March 15, 2004, is hereby incorporated by reference as Exhibit 10.12

10.13

Kanata Entertainment Centrum Agreement dated November 14, 2003 among Penex Kanata Ltd., Penex Main Ltd., EPR North Trust and Entertainment Properties Trust, which is attached as Exhibit 10.4 to the Company’s Form 8-K (Commission File No. 001-13561) filed March 15, 2004, is hereby incorporated by reference as Exhibit 10.13

10.14

Amending Agreements among Courtney Square Ltd., EPR North Trust and Entertainment Properties Trust, which are attached as Exhibit 10.5 to the Company’s Form 8-K (Commission File No. 001-13561) filed March 15, 2004, are hereby incorporated by reference as Exhibit 10.14

10.15

Amending Agreements among Penex Winston Ltd., EPR North Trust and Entertainment Properties Trust, which are attached as Exhibit 10.6 to the Company’s Form 8-K (Commission File No. 001-13561) filed March 15, 2004, are hereby incorporated by reference as Exhibit 10.15

10.16

Amending Agreements among Penex Whitby Ltd., EPR North Trust and Entertainment Properties Trust, which are attached as Exhibit 10.7 to the Company’s Form 8-K (Commission File No. 001-13561) filed March 15, 2004, are hereby incorporated by reference as Exhibit 10.16

10.17

Amending Agreements among Penex Kanata Ltd., Penex Main Ltd., EPR North Trust and Entertainment Properties Trust, which are attached as Exhibit 10.8 to the Company’s Form 8-K (Commission File No. 001-13561) filed March 15, 2004, are hereby incorporated by reference as Exhibit 10.17

10.18

Note Purchase Agreement dated February 24, 2004 among Entertainment Properties Trust and Courtney Square Limited Partnership, Whitby Centrum Limited Partnership, Oakville Centrum Limited Partnership and Kanata Centrum Limited Partnership, which is attached as Exhibit 10.9 to the Company’s Form 8-K (Commission File No. 001-13561) filed March 15, 2004, is hereby incorporated by reference as Exhibit 10.18

10.19

Form of Indemnification Agreement entered into between the Company and each of its trustees and officers, which is attached as Exhibit 10.8 to Amendment No. 1, filed October 28, 1997, to the Company’s Registration Statements on Form S-11 (Registration No. 333-35281), is hereby incorporated by reference as exhibit 10.19

10.20

Form of Indemnification Agreement, which is attached as Exhibit 10.2 to the Company’s Form 8-K (Commission File No. 001-13561) filed on May 14, 2007, is hereby incorporated by reference as Exhibit 10.20

10.21*

Deferred Compensation Plan for Non-Employee Trustees, which is attached as Exhibit 10.10 to Amendment No. 2, filed November 5, 1997, to the Company’s Registration Statement on Form S-11 (Registration No. 333-35281), is hereby incorporated by reference as Exhibit 10.21

10.22*

Annual Incentive Program, which is attached as Exhibit 10.11 to Amendment No. 2, filed November 5, 1997, to the Company’s Registration Statement on Form S-11 (Registration No. 333-35281), is hereby incorporated by reference as Exhibit 10.22

10.23*

First Amended and Restated 1997 Share Incentive Plan included as Appendix D to the Company’s definitive proxy statement filed April 8, 2004 (Commission File No. 001-13561), is hereby incorporated by reference as Exhibit 10.23

10.24*

Form of 1997 Share Incentive Plan Restricted Shares Award Agreement, which is attached as Exhibit 10.14 to the Company’s Form 10-K (Commission File No. 001-13561) filed February 28, 2007, is hereby incorporated by reference as Exhibit 10.24

10.25*

Form of Option Certificate Issued Pursuant to Entertainment Properties Trust 1997 Share Incentive Plan, which is attached as Exhibit 10.15 to the Company’s Form 10-K (Commission File No. 001-13561) filed February 28, 2007, is hereby incorporated by reference as Exhibit 10.25

10.26*

2007 Equity Incentive Plan, as amended, which is attached as Exhibit 10.2 to the Company’s Form 8-K filed May 20, 2009 (Commission File No. 001-13561), is hereby incorporated by reference as Exhibit 10.26

10.27*

Form of 2007 Equity Incentive Plan Nonqualified Share Option Agreement for Employee Trustees, which is attached as Exhibit 10.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-142831) filed on May 11, 2007, is hereby incorporated by reference as Exhibit 10.27

10.28*

Form of 2007 Equity Incentive Plan Nonqualified Share Option Agreement for Non-Employee Trustees, which is attached as Exhibit 10.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-142831) filed on May 11, 2007, is hereby incorporated by reference as Exhibit 10.28

10.29*

Form of 2007 Equity Incentive Plan Restricted Shares Agreement for Employees, which is attached as Exhibit 10.4 to the Company’s Registration Statement on Form S-8 (Registration No. 333-142831) filed on May 11, 2007, is hereby incorporated by reference as Exhibit 10.29

10.30*

Form of 2007 Equity Incentive Plan Restricted Shares Agreement for Non-Employee Trustees, which is attached as Exhibit 10.3 to the Company’s Form 8-K filed May 20, 2009 (Commission File No. 001-13561), is hereby incorporated by reference as Exhibit 10.30

10.31*

Employment Agreement, entered into as of February 28, 2007, by Entertainment Properties Trust and David M. Brain, which is attached as Exhibit 10.16 to the Company’s Form 10-K (Commission File No. 001-13561) filed February 28, 2007, is hereby incorporated by reference as Exhibit 10.31

10.32*

Employment Agreement, entered into as of February 28, 2007, by Entertainment Properties Trust and Gregory K. Silvers, which is attached as Exhibit 10.17 to the Company’s Form 10-K (Commission File No. 001-13561) filed February 28, 2007, is hereby incorporated by reference as Exhibit 10.32

10.33*

Employment Agreement, entered into as of February 28, 2007, by Entertainment Properties Trust and Mark A. Peterson, which is attached as Exhibit 10.18 to the Company’s Form 10-K (Commission File No. 001-13561) filed February 28, 2007, is hereby incorporated by reference as Exhibit 10.33

10.34*

Employment Agreement, entered into as of February 28, 2007, by Entertainment Properties Trust and Michael L. Hirons, which is attached as Exhibit 10.19 to the Company’s Form 10-K (Commission File No. 001-13561) filed February 28, 2007, is hereby incorporated by reference as Exhibit 10.34

10.35*

Employment Agreement, entered into as of May 14, 2009, by Entertainment Properties Trust and Morgan G. Earnest II, which is attached as Exhibit 10.1 to the Company’s Form 8-K (Commission File No. 001-13561) filed May 20, 2009, is hereby incorporated by reference as Exhibit 10.35

10.36

Form of Loan Agreement, dated as of June 29, 1998, between EPT DownREIT II, Inc., as Borrower, and Archon Financial, L.P., as Lender, which is attached as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (Commission File No. 001-13561), is hereby incorporated by reference as Exhibit 10.36

10.37

Limited Partnership Interest Purchase Agreement, dated October 27, 2003, among EPT New Roc GP, Inc., EPT New Roc, LLC, LRC Industries, Inc., DKH — New Roc Associates, L.P., LC New Roc Inc. and New Roc Associates, L.P., which is attached as Exhibit 10.1 to the Company’s Form 8-K dated October 27, 2003 and filed November 12, 2003 (Commission File No. 001-13561), is hereby incorporated by reference as Exhibit 10.37

10.38

Second Amended and Restated Agreement of Limited Partnership of New Roc Associates, L.P., which is attached as Exhibit 10.2 to the Company’s Form 8-K filed November 12, 2003 (Commission File No. 001-13561), is hereby incorporated by reference as Exhibit 10.38

10.39

Loan Agreement, dated February 27, 2003, among Flik, Inc., as Borrower, EPT DownREIT, Inc., as Indemnitor, and Secore Financial Corporation, as Lender, which is attached as Exhibit 10.21 to the Company’s Form 8-K filed March 4, 2003 (Commission File No. 001-13561), is hereby incorporated by reference as Exhibit 10.39

10.40	Agreement with Fred L. Kennon which is attached as Exhibit 10.1 to the Company’s Form 10-Q (Commission File No. 001-13561) filed August 3, 2006, is hereby incorporated by reference as Exhibit 10.40

10.41*

Entertainment Properties Trust 2007 Equity Incentive Plan, as amended, which is attached as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (Commission File No. 333-142831) filed May 11, 2007, is hereby incorporated by reference as Exhibit 10.41

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

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is attached hereto as Exhibit 32.1

32.2	Certification by Chief Financial Officer pursuant to 18 USC 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is attached hereto as Exhibit 32.2

*	Management contracts or compensatory plans

PLEASE NOTE: Pursuant to the rules and regulations of the Securities and Exchange Commission, we have filed or incorporated by reference the agreements referenced above as exhibits to this Annual Report on Form 10-K. The agreements have been filed to provide investors with information regarding their respective terms. The agreements are not intended to provide any other factual information about the Company or its business or operations. In particular, the assertions embodied in any representations, warranties and covenants contained in the agreements may be subject to qualifications with respect to knowledge and materiality different from those applicable to investors and may be qualified by information in confidential disclosure schedules not included with the exhibits. These disclosure schedules may contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants set forth in the agreements. Moreover, certain representations, warranties and covenants in the agreements may have been used for the purpose of allocating risk between the parties, rather than establishing matters as facts. In addition, information concerning the subject matter of the representations, warranties and covenants may have changed after the date of the respective agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures. Accordingly, investors should not rely on the representations, warranties and covenants in the agreements as characterizations of the actual state of facts about the Company or its business or operations on the date hereof.