Form 10-Q
period 2010-03-31
ENTERTAINMENT PROPERTIES TRUST
filed 2010-05-03
CIK 1045450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT	OF 1934

For the quarterly period ended March 31, 2010

or

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

Yes ☐                    No ☒

At April 30, 2010, there were 42,885,283 common shares of beneficial interest outstanding.

CAUTIONARY STATEMENT CONCERNING FORWARD LOOKING STATEMENTS

With the exception of historical information, certain statements contained or incorporated by reference herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements may refer to our financial condition, results of operations, plans, objectives, acquisition or disposition of properties, future expenditures for development projects, capital resources, future financial performance and business. Forward-looking statements are not guarantees of performance. They involve numerous risks, uncertainties and assumptions. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “will be,” “continue,” “hope,” “goal,” “forecast,” “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans” “would,” “may” or other similar expressions in this Quarterly Report on Form 10-Q. In addition, references to our budgeted amounts are forward looking statements. Factors that could materially and adversely affect us include, but are not limited to, the factors listed below:

•	General international, national, regional and local business and economic conditions;

•	Current levels of market volatility are unprecedented;

•	The state of the credit markets;

•	Pending litigation that may be adversely determined against us;

•	The failure of a bank to fund a request by us to borrow money;

•	Failure of banks in which we have deposited funds;

•	Defaults in the performance of lease terms by our tenants;

•	Defaults by our customers and counterparties on their obligations owed to us;

•	A borrower’s bankruptcy or default;

•	A significant development project may not be completed as planned;

•	The obsolescence of older multiplex theaters owned by some of our tenants;

•	Risks of operating in the entertainment industry;

•	Our ability to compete effectively;

•	The majority of our megaplex theater properties are leased by a single tenant;

•	A single tenant leases or is the mortgagor of all our ski area investments;

•	A single tenant leases all of our charter schools;

•	Risks associated with use of leverage to acquire properties;

•	Financing arrangements that require lump-sum payments;

•	Our ability to sustain the rate of growth we have had in recent years;

•	Our ability to raise capital;

•	Covenants in our debt instrument that limit our ability to take certain actions;

•	Risks of acquiring and developing properties and real estate companies;

•	The lack of diversification of our investment portfolio;

•	Our continued qualification as a REIT;

•	The ability of our subsidiaries to satisfy their obligations;

•	Financing arrangements that expose us to funding or purchase risks;

•	We have a limited number of employees and the loss of personnel could harm operations;

•	Fluctuations in the value of real estate income and investments;

•

Risks relating to real estate ownership, leasing and development, including for example, local conditions such as an oversupply of space or a reduction in demand for real estate in the area, competition from other available space, demand for the real estate we own by tenants and users such as customers of our tenants, increases in real estate taxes and other expenses, decreases in market rental rates, the timing and costs associated with property improvements and rentals, changes in zoning laws or other governmental regulation, whether we are able to pass some or all of any increased operating costs on to tenants, and how well we manage our properties;

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

These forward-looking statements represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. For further discussion of these factors see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on February 26, 2010 and to the extent applicable, our Quarterly Reports on Form 10-Q.

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

ENTERTAINMENT PROPERTIES TRUST

Consolidated Balance Sheets

(Dollars in thousands except share data)

	March 31, 2010	December 31, 2009

Assets	(Unaudited)
Rental properties, net of accumulated depreciation of $272,993 and $258,638 at March 31, 2010 and December 31, 2009, respectively; (includes $116,611 of rental properties, net related to a consolidated variable interest entity that can be used to settle obligations of the variable interest entity)	$2,044,810	$1,854,629
Property under development	13,619	12,729
Mortgage notes and related accrued interest receivable, net	434,980	522,880
Investment in a direct financing lease, net	215,196	169,850
Investment in joint ventures	4,356	4,080
Cash and cash equivalents	21,029	23,138
Restricted cash	10,770	12,857
Intangible assets, net	38,451	6,727
Deferred financing costs, net	14,010	12,136
Accounts receivable, net	37,391	33,289
Notes and related accrued interest receivable, net	7,247	7,898
Other assets	20,646	20,519

Total assets	$2,862,505	$2,680,732

Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$48,375	$28,411
Common dividends payable	27,875	27,880
Preferred dividends payable	7,552	7,552
Unearned rents and interest	5,087	7,509
Long-term debt (includes $118,167 of debt related to a consolidated variable interest entity that is non-recourse to Entertainment Properties Trust)	1,308,623	1,141,423

Total liabilities	1,397,512	1,212,775

Equity:
Common Shares, $.01 par value; 75,000,000 shares authorized; and 44,042,924 and 43,867,677 shares issued at March 31, 2010 and December 31, 2009, respectively	440	438
Preferred Shares, $.01 par value; 25,000,000 shares authorized:
3,200,000 Series B shares issued at March 31, 2010 and December 31, 2009; liquidation preference of $80,000,000	32	32
5,400,000 Series C convertible shares issued at March 31, 2010 and December 31, 2009; liquidation preference of $135,000,000	54	54
4,600,000 Series D shares issued at March 31, 2010 and December 31, 2009; liquidation preference of $115,000,000	46	46
3,450,000 Series E convertible shares issued at March 31, 2010 and December 31, 2009; liquidation preference of $86,250,000	35	35
Additional paid-in-capital	1,636,600	1,633,116
Treasury shares at cost: 1,158,627 and 974,749 common shares at March 31, 2010 and December 31, 2009, respectively	(36,804)	(29,968)
Loans to shareholders	(281)	(1,925)
Accumulated other comprehensive income	24,027	18,961
Distributions in excess of net income	(153,278)	(147,927)

Entertainment Properties Trust shareholders’ equity	1,470,871	1,472,862

Noncontrolling interests	(5,878)	(4,905)

Equity	1,464,993	1,467,957

Total liabilities and equity	$2,862,505	$2,680,732

See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST

Consolidated Statements of Income

(Unaudited)

(Dollars in thousands except per share data)

	Three Months Ended March 31,
	2010	2009
Rental revenue	$56,972	$50,411
Tenant reimbursements	5,660	4,635
Other income	236	1,140
Mortgage and other financing income	12,592	10,518

Total revenue	75,460	66,704

Property operating expense	9,734	8,019
Other expense	401	618
General and administrative expense	5,089	4,046
Interest expense, net	19,219	17,437
Transaction costs	7,524	79
Provision for loan losses	700	-
Depreciation and amortization	12,403	12,629

Income before equity in income in joint ventures and gain from acquisition	20,390	23,876

Equity in income from joint ventures	233	219
Gain on acquisition	8,468	-

Net income	$29,091	$24,095

Add: Net loss attributable to noncontrolling interests	984	1,234

Net income attributable to Entertainment Properties Trust	30,075	25,329

Preferred dividend requirements	(7,552)	(7,552)

Net income available to common shareholders of Entertainment Properties Trust	$22,523	$17,777

Per share data attributable to Entertainment Properties Trust common shareholders:

Basic	$0.53	$0.52

Diluted	$0.52	$0.52

Shares used for computation (in thousands):
Basic	42,850	34,363
Diluted	43,141	34,363

See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST

Consolidated Statement of Changes in Equity

Three Months Ended March 31, 2010

(Unaudited)

(Dollars in thousands)

	Entertainment Properties Trust Shareholders									Noncontrolling Interests	Total
	Common Stock		Preferred Stock		Additional paid-in capital	Treasury shares	Loans to shareholders	Accumulated other comprehensive income	Distributions in excess of net income
	Shares	Par	Shares	Par

Balance at December 31, 2009	43,867,677	$438	16,650,000	$167	$1,633,116	$(29,968)	$(1,925)	$18,961	$(147,927)	$(4,905)	$1,467,957
Issuance of nonvested shares, including nonvested shares issued for the payment of bonuses	116,128	1	—	—	1,295	—	—	—	—	—	1,296
Amortization of nonvested shares	—	—	—	—	900	—	—	—	—	—	900
Share option expense	—	—	—	—	166	—	—	—	—	—	166
Foreign currency translation adjustment	—	—	—	—	—	—	—	8,787	—	—	8,787
Change in unrealized gain/loss on derivatives	—	—	—	—	—	—	—	(3,721)	—	—	(3,721)
Non-cash payment received on shareholder loans of 86,056 common shares	—	—	—	—	—	(3,261)	1,644	—	—	—	(1,617)
Net income	—	—	—	—	—	—	—	—	30,075	(984)	29,091
Purchase of 61,869 common shares for treasury	—	—	—	—	—	(2,182)	—	—	—	—	(2,182)
Issuances of common shares	1,862	—	—	—	68	—	—	—	—	—	68
Stock option exercises, net	57,257	1	—	—	1,055	(1,393)	—	—	—	—	(337)
Dividends to common and preferred shareholders	—	—	—	—	—	—	—	—	(35,426)	—	(35,426)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	11	11

Balance at March 31, 2010	44,042,924	$440	16,650,000	$167	$1,636,600	$(36,804)	$(281)	$24,027	$(153,278)	$(5,878)	$1,464,993

See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2010	2009
Net income	$29,091	$24,095

Other comprehensive income (loss):
Foreign currency translation adjustment	8,787	(7,666)

Change in unrealized gain (loss) on derivatives	(3,721)	11,633

Comprehensive income	34,157	28,062
Comprehensive loss attributable to the noncontrolling interests	984	1,234

Comprehensive income attributable to Entertainment Properties Trust	$35,141	$29,296

See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2010	2009
Operating activities:
Net income	$29,091	$24,095

Adjustments to reconcile net income to net cash provided by operating activities:
Gain on acquisition	(8,468)	-
Provision for loan losses	700	-
Equity in income from joint ventures	(233)	(219)
Distributions from joint ventures	269	243
Depreciation and amortization	12,403	12,629
Amortization of deferred financing costs	1,236	756
Amortization of above market leases, net	21	-
Share-based compensation expense to management and trustees	1,163	1,077
Decrease in restricted cash	304	1,008
Decrease (increase) in mortgage notes accrued interest receivable	(2,982)	403
Increase in accounts receivable, net	(2,246)	(124)
Decrease (increase) in notes receivable and accrued interest receivable	(49)	6
Increase in direct financing lease receivable	(1,114)	(914)
Increase in other assets	(3,536)	(2,239)
Increase (decrease) in accounts payable and accrued liabilities	6,660	(731)
Increase (decrease) in unearned rents and interest	273	(669)

Net cash provided by operating activities	33,492	35,321

Investing activities:
Acquisition of rental properties and other assets	(111,989)	(1,583)
Investment in mortgage notes receivable	(591)	(10,856)
Investment in promissory notes receivable	-	(3,858)
Investment in direct financing lease, net	(44,232)	-
Additions to properties under development	(796)	(4,881)

Net cash used in investing activities	(157,608)	(21,178)

Financing activities:
Proceeds from long-term debt facilities	192,031	4,006
Principal payments on long-term debt	(29,753)	(62,123)
Deferred financing fees paid	(3,030)	(318)
Net proceeds from issuance of common shares	41	44,354
Impact of stock option exercises, net	(337)	-
Purchase of common shares for treasury	(2,182)	(1,202)
Contribution (distributions) paid from (to) noncontrolling interests	11	(101)
Dividends paid to shareholders	(35,404)	(35,138)

Net cash provided (used) by financing activities	121,377	(50,522)
Effect of exchange rate changes on cash	630	(199)

Net decrease in cash and cash equivalents	(2,109)	(36,578)
Cash and cash equivalents at beginning of the period	23,138	50,082

Cash and cash equivalents at end of the period	$21,029	$13,504

Supplemental information continued on next page.

ENTERTAINMENT PROPERTIES TRUST

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

Continued from previous page.

	Three Months Ended March 31,
	2010	2009
Supplemental schedule of non-cash activity:
Transfer of property under development to rental property	$-	$8,730
Issuance of nonvested shares and restricted share units at fair value, including nonvested shares issued for payment of bonuses	$4,245	$3,978
Receipt of 86,056 common shares in payment of shareholder loans	$3,261	$-
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$18,267	$17,330
Cash paid during the period for income taxes	$259	$119

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

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. In addition, operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

The Company adopted Accounting Standards Update (ASU) 2009-17 “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (ASU 2009-17) on January 1, 2010. ASU 2009-17 amends FIN 46R to require an analysis to determine whether a variable interest gives a company a controlling financial interest in a variable interest entity. This statement requires an ongoing reassessment of and eliminates the quantitative approach previously required for determining whether a company is the primary beneficiary and requires enhanced disclosures on variable interest entities. The adoption of this statement did not have an impact on the Company’s financial position or results of operations for the three months ended March 31, 2010.

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

The consolidated balance sheet as of December 31, 2009 has been derived from the audited consolidated balance sheet at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (SEC) on February 26, 2010.

Revenue Recognition

Rents that are fixed and determinable are recognized on a straight-line basis over the minimum terms of the leases. Base rent escalation on leases that are dependent upon increases in the Consumer Price Index (CPI) is recognized when known. Straight-line rent receivable is included in accounts receivable and was $26.7 million and $26.1 million at March 31, 2010 and December 31, 2009, respectively. In addition, most of the Company’s tenants are subject to additional rents if gross revenues of the properties exceed certain thresholds defined in the lease agreements (percentage rents). Percentage rents are recognized at the time when specific triggering events occur as provided by the lease agreements. Percentage rents of $729 thousand and $438 thousand were recognized for the three months ended March 31, 2010 and 2009, respectively. Lease termination fees are recognized when the related leases are canceled and the Company has no obligation to provide services to such former tenants. No termination fees were recognized during the three months ended March 31, 2010 and 2009.

Direct financing lease income is recognized on the effective interest method to produce a level yield on funds not yet recovered. Estimated unguaranteed residual values at the date of lease inception represent management’s initial estimates of fair value of the leased assets at the expiration of the lease, not to exceed original cost. Significant assumptions used in estimating residual values include estimated net cash flows over the remaining lease term and expected future real estate values. The Company evaluates on an annual basis (or more frequently if necessary) the collectability of its direct financing lease receivable and unguaranteed residual value to determine whether they are impaired. A direct financing lease receivable is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. When a direct financing lease receivable is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the direct financing lease receivable’s effective interest rate or to the fair value of the underlying collateral, less costs to sell, if such receivable is collateralized.

Rental Properties

Rental properties are carried at cost less accumulated depreciation. Costs incurred for the acquisition of triple net lease properties and the development of properties are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which generally are estimated to be 40 years for buildings and 3 to 25 years for furniture, fixtures and equipment. Tenant improvements, including allowances, are depreciated over the shorter of the base term of the lease or the estimated useful life. Expenditures for ordinary maintenance and repairs are charged to operations in the period incurred. Significant renovations and improvements which improve or extend the useful life of the asset are capitalized and depreciated over their estimated useful life.

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

Mortgage Notes and Other Notes Receivable

Mortgage notes and other notes receivable, including related accrued interest receivable, consist of loans originated by the Company and the related accrued and unpaid interest income as of the balance sheet date. Mortgage notes and other notes receivable are initially recorded at the amount advanced to the borrower and the Company defers certain loan origination and commitment fees, net of certain origination costs, and amortizes them over the term of the related loan. Interest income on performing loans is accrued as earned. The Company evaluates the collectibility of both interest and principal of each of its loans to determine whether it is impaired. A loan is considered to be impaired when, based on current information and events, the Company determines that it is probable that it will be unable to collect all amounts due according to the existing contractual terms. An insignificant delay or shortfall in amounts of payments does not necessarily result in the loan being identified as impaired. When a loan is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the loan’s effective interest rate or to the fair value of the Company’s interest in the underlying collateral, less costs to sell, if the loan is collateral dependent. For impaired loans, interest income is recognized on a cash basis, unless the Company determines based on the loan to estimated fair value ratio the loan should be on the cost recovery method, and any cash payments received would then be reflected as a reduction of principal. Interest income recognition is recommenced if and when the impaired loan becomes contractually current and performance is demonstrated to be resumed.

Concentrations of Risk

American Multi-Cinema, Inc. (AMC) is the lessee of a substantial portion (43%) of the megaplex theatre rental properties held by the Company (including joint venture properties) at March 31, 2010 as a result of a series of sale leaseback transactions pertaining to a number of AMC megaplex theatres. A substantial portion of the Company’s rental revenues (approximately $25.6 million or 45% and $24.1 million or 48% for the three months ended March 31, 2010 and 2009, respectively) result from the rental payments by AMC under the leases, or its parent, AMC Entertainment, Inc. (AMCE), as the guarantor of AMC’s obligations under the leases. AMCE had total assets of $3.7 billion and $3.8 billion, total liabilities of $2.7 billion and $2.7 billion and total stockholders’ equity of $1.0 billion and

$1.1 billion at April 2, 2009 and April 3, 2008, respectively. AMCE had a net loss of $81.2 million for the fifty-two weeks ended April 2, 2009 and net earnings of $43.4 million for the fifty-three weeks ended April 3, 2008. In addition, AMCE had net earnings of $16.9 million for the thirty-nine weeks ended December 31, 2009. AMCE has publicly held debt and the foregoing financial information was reported in its consolidated financial information which is publicly available.

For the three months ended March 31, 2010, approximately $11.9 million, or 16% of total revenue was derived from the Company’s five entertainment retail centers in Ontario, Canada. For the three months ended March 31, 2009, approximately $8.3 million, or 12% of total revenue was derived from the Company’s four entertainment retail centers in Ontario, Canada. For the three months ended March 31, 2010 and 2009, no mortgage financing interest income was recognized related to the Company’s previous mortgage note receivable held in respect of Toronto Dundas Square, a 13-level entertainment retail center located in downtown Toronto, consisting of 330,000 square feet of net rentable area and a signage business consisting of 25,000 square feet of digital and static signage. As further described in Note 4, the Company acquired this project on March 4, 2010. The Company’s wholly owned subsidiaries that hold the Canadian entertainment retail centers (including Toronto Dundas Square) and third party debt represent approximately $269.4 million or 18% of the Company’s net assets as of March 31, 2010. The Company’s wholly owned subsidiaries that hold the Canadian entertainment retail centers, third party debt and mortgage note receivable (net of loan loss reserve) represented approximately $228.6 million or 16% of the Company’s net assets as of December 31, 2009.

Share-Based Compensation

Share-based compensation to employees of the Company is determined pursuant to the Annual Incentive Program and the Long-Term Incentive Plan. Share-based compensation to non-employee trustees of the Company is determined pursuant to the director compensation program. Prior to May 9, 2007, all common shares and options to purchase common shares (share options) were issued under the 1997 Share Incentive Plan. The 2007 Equity Incentive Plan was approved by shareholders at the May 9, 2007 annual meeting and this plan replaced the 1997 Share Incentive Plan. Accordingly, all common shares and options to purchase common shares granted on or after May 9, 2007 are issued under the 2007 Equity Incentive Plan. An amendment to the 2007 Equity Incentive Plan was approved at the May 13, 2009 annual meeting of the Company’s shareholders.

The Company accounts for share based compensation under the FASB ASC Topic on Stock Compensation. Share based compensation expense consists of share option expense, amortization of nonvested share grants, and shares and share units issued to non-employee Trustees for payment of their annual retainers. Share based compensation is included in general and administrative expense in the accompanying consolidated statements of income, and totaled $1.2 million and $1.1 million for the three months ended March 31, 2010 and 2009, respectively.

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

The expense related to share options included in the determination of net income for both of the three months ended March 31, 2010 and 2009 was $166 thousand. The following assumptions were used in applying the Black-Scholes option pricing model at the grant dates: risk-free interest rate of 3.1% and 2.7% for the three months ended March 31, 2010 and 2009, respectively, dividend yield of 6.6% and 6.5% for the three months ended March 31, 2010 and 2009, respectively, volatility factors in the expected market price of the Company’s common shares of 39.5% and 31.4% for the three months ended March 31, 2010 and 2009, respectively, no expected forfeitures and an expected life of eight years. The Company uses historical data to estimate the expected life of the option and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Additionally, expected volatility is computed based on the average historical volatility of the Company’s publicly traded shares.

Nonvested Shares Issued to Employees

The Company grants nonvested shares to employees pursuant to both the Annual Incentive Program and the Long-Term Incentive Plan. The Company amortizes the expense related to the nonvested shares awarded to employees under the Long-Term Incentive Plan and the premium awarded under the nonvested share alternative of the Annual Incentive Program on a straight-line basis over the future vesting period (three to five years). Total expense recognized related to all nonvested shares was $900 thousand and $828 thousand for the three months ended March 31, 2010 and 2009, respectively.

Shares Issued to Non-Employee Trustees

Prior to 2009, the Company issued shares to non-employee Trustees for payment of their annual retainers. These shares vested immediately but could not be sold for a period of one year from the grant date. This expense was amortized by the Company on a straight-line basis over the year of service by the non-employee Trustees. Total expense recognized related to shares issued to non-employee Trustees was $83 thousand for the three months ended March 31, 2009.

Restricted Share Units Issued to Non-Employee Trustees

In May 2009, the Company issued restricted share units to non-employee Trustees for payment of their annual retainers. The fair value of the share units granted was based on the share price at the date of grant. The share units vest upon the earlier of the day preceding the next annual meeting of shareholders or a change of control. The settlement date for the shares is selected by the non-employee trustee, and ranges from three years from the grant date to upon termination of service. This expense was amortized by the Company on a straight-line basis over the year of service by the non-employee Trustees. Total expense recognized related to shares issued to non-employee Trustees was $98 thousand for the three months ended March 31, 2010.

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

Subsequent Events

The Company evaluated subsequent events through the time of filing these financial statements with the SEC.

Reclassifications

Certain reclassifications have been made to the prior period amounts to conform to the current period presentation.

3. Rental Properties

The following table summarizes the carrying amounts of rental properties as of March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010	December 31, 2009
	(Unaudited)

Buildings and improvements	$1,709,262	$1,558,465
Furniture, fixtures & equipment	76,284	68,227
Land	532,257	486,575

	2,317,803	2,113,267
Accumulated depreciation	(272,993)	(258,638)

Total	$2,044,810	$1,854,629

Depreciation expense on rental properties was $11.5 million and $10.7 million for the three months ended March 31, 2010 and 2009, respectively.

4. Acquisitions

On January 22, 2010, the Company acquired, through a wholly-owned subsidiary, five public charter school properties from Imagine Schools, Inc. and funded one expansion at a previously acquired public charter school property for a total acquisition price of $44.1 million. The properties are leased under a long-term triple-net master lease that is classified as a direct financing lease as described in Note 5. The five properties are located in Florida, Indiana and Ohio and the expansion is located in Michigan. Additionally, the Company has agreed to finance $10.9 million in development costs for expansions at four of its existing public charter school properties as discussed further in Note 14.

On March 4, 2010, the Company completed the acquisition of Toronto Dundas Square, previously in receivership, by paying off senior debt of approximately $122 million Canadian dollars (CAD) ($119 million US). As a result of the closing of this acquisition, the Company’s second mortgage note on the project has been extinguished. The Company closed on a CAD $100 million ($98 million US) first mortgage credit facility with a group of banks in conjunction with the acquisition.

In accordance with FASB ASC Topic 805 on Business Combinations (“Topic 805”), acquisition-related costs in connection with this business combination of $7.3 million US were expensed as incurred during the three months ended March 31, 2010 and related primarily to transfer taxes.

The following table shows the details of the Company’s investment and a detail of the net assets recorded in the consolidated balance sheet as of the March 4, 2010 acquisition date (in thousands and US$ converted on date of acquisition):

Cash paid to acquire project, net of $4.5 million cash acquired	$111,593
Extinguishment of mortgage note receivable	93,295

Total investment	$204,888

Fair value of assets and liabilities acquired:
Rental properties	$190,844
In-place leases	26,333
Above-market leases, net	5,315
Other assets	3,680
Unearned rents	(1,239)
Accounts payable and accrued liabilities	(11,577)

Total net assets acquired	$213,356

Gain on acquisition	$8,468

During the quarter ended September 30, 2009, the Company recorded a provision for loan loss of CAD $37.6 million ($34.8 million U.S.) related to its mortgage note investment in the project. As the mortgage note was extinguished upon acquisition of the project, the fair value of the net assets acquired exceeded the Company’s investment (including the extinguishment of the mortgage note) in the project acquisition and, accordingly, a gain on acquisition was recognized. As of the March 4, 2010 acquisition date, Toronto Dundas Square had a fair value of approximately CAD $229.3 million ($222.5 million US), including CAD $42.7 million ($41.4 million US) related to the signage business associated with Toronto Dundas Square. Management determined the fair value of the real estate utilizing an independent appraisal which included CAD $27.1 million ($26.3 million US) of in-place leases and CAD $5.5 million ($5.3 million US) of net above-market leases. Amortization expense related to these in-place leases is computed using the straight-line method and was CAD $267 thousand ($261 thousand US) for the three months ended March 31, 2010. The weighted average remaining life of these in-place leases at March 31, 2010 was 11.2 years. Additionally, amortization related to the above market leases, net is included as a reduction of rental revenue in the accompanying consolidated statement of income and is computed using the straight-line method. Amortization of above market leases, net was CAD $22 thousand ($21 thousand US) for the three months ended March 31, 2010.

The outstanding mortgage debt on the project, which closed in conjunction with the acquisition, totaled CAD $100.0 million ($98 million US) and consists of a Term Loan Credit Agreement which approximated its fair value at the acquisition date. This agreement bears interest at a variable rate initially equal to the Canadian Prime Rate (subject to a floor of 300 basis points) plus 300 basis points and thereafter the Company can elect that interest accrue at the Bankers’ Acceptances (BA) rate (subject to a floor of 200 basis points) plus 400 basis points. The agreement requires quarterly principal payments of CAD $1.25 million ($1.23 million US) plus interest, with the remaining principal amount due at maturity on March 4, 2012. The agreement has a one year extension option exercisable under certain circumstances and subject to certain conditions. In conjunction with this transaction, the Company paid CAD $3.4 million ($3.3 million US) in financing fees that are being amortized over the term of the loan.

5. Investment in a Direct Financing Lease

As discussed in Note 4, investment in a direct financing lease relates to the Company’s master lease of 27 public charter school properties. Investment in a direct financing lease, net represents estimated unguaranteed residual values of leased assets and net unpaid rentals, less related deferred income. The following table summarizes the carrying amounts of investment in a direct financing lease, net as of March 31, 2010 (in thousands):

	March 31, 2010	December 31, 2009
Total minimum lease payments receivable	$690,913	$539,475
Estimated unguaranteed residual value of leased assets	206,294	162,093
Less deferred income (1)	(682,011)	(531,718)

Investment in a direct financing lease, net	$215,196	$169,850

(1)	Deferred income is net of $1.7 million of initial direct costs.

Additionally, the Company has determined that no allowance for losses was necessary at March 31, 2010 and December 31, 2009.

The Company’s direct financing lease has expiration dates ranging from approximately 22 to 25 years. Future minimum rentals receivable on this direct financing lease at March 31, 2010 are as follows (in thousands):

Amount
Year:
2010	$15,936
2011	21,691
2012	22,331
2013	23,000
2014	23,690
Thereafter	584,265

Total	$690,913

6. Mortgage Notes and Notes Receivable

Concord Resorts

On August 20, 2008, a wholly-owned subsidiary of the Company entered into an agreement to provide a secured first mortgage loan of $225.0 million to Concord Resorts, LLC (Concord Resorts), an entity controlled by Louis Cappelli (Mr. Cappelli), related to a planned casino and resort development in Sullivan County, New York. The Company’s investment is secured by a first mortgage on the resort complex real estate totaling 1,584 acres. In addition, the Company has a second mortgage on the remaining 139 acres of the casino related real estate and the loan is personally guaranteed by Mr. Cappelli. The Company has certain rights to convert its mortgage interest into fee ownership as the project is further developed. The net carrying value of this mortgage note receivable at March 31, 2010 was $133.1 million which was funded under the original $225.0 million secured first mortgage commitment.

Due to the economic downturn, certain other lenders on the development have either reduced their commitments or withdrawn from the project. The planned initial phase of the casino and resort development has been downsized from an estimated $1 billion to an estimated $600 million and Mr. Cappelli is attempting to secure the necessary financing. In June of 2009, the New York legislature passed legislation authorizing the benefits of a special reduced tax rate on gaming receipts in Sullivan County, New York if at least $600 million is invested and 1,000 new jobs are created. As a result of these issues, the development project has been delayed, and there can be no assurance that Mr. Cappelli will obtain the financing necessary to complete the project. Concord Resorts has ceased making interest payments to the Company as contractually obligated under the loan agreement. The Company evaluated its mortgage note receivable for impairment and determined it was impaired during the quarter ended March 31, 2009 due to the inability of the borrower to meet its contractual obligations per the agreement. The Company’s accounting policy is to recognize interest income on impaired loans on a cash basis. Accrual interest income recognition for book purposes was ceased on January 1, 2009 and therefore no interest income was recognized during either the three months ended March 31, 2010 or 2009. Management of the Company determined that no loan loss reserve was necessary for this note considering current factors, including current economic and market conditions, and taking into account an independent appraisal as of April 30, 2009 of the primary collateral, 1,584 acres of land, which indicated a value significantly in excess of the loan balance.

On December 31, 2009, the Company commenced litigation against Mr. Cappelli and his affiliates seeking payment of amounts due under various loans to them and a declaratory judgment that no further investments are required to be made by us under any prior commitment to Mr. Cappelli or any of his affiliates. On April 9, 2010, Mr. Cappelli and certain affiliates commenced litigation against the Company seeking declaratory relief and money damages in the aggregate of approximately $1.2 billion with respect to the casino project and the White Plains entertainment retail center. See Note 14 for further discussion.

Cappelli Related Notes

The Company also has two $10 million notes receivable that were due on February 28, 2009 and March 1, 2009, respectively. The notes bear interest at 10%. Neither note was repaid at maturity. One of the notes is due from the Company’s minority joint venture partner in New Roc, an entertainment retail center in New Rochelle, New York, and this note is secured by such partner’s interest. The minority joint venture partner is an entity controlled by Mr. Cappelli and Mr. Cappelli has also personally guaranteed the loan. The other note is due from Mr. Cappelli personally and in conjunction with this note, the Company received an option to purchase 50% of Mr. Cappelli’s interest (or Mr. Cappelli’s related interests) in three other projects.

The Company evaluated these two notes receivable for impairment, and determined that they were impaired during the quarter ended March 31, 2009 due to the inability of the borrowers to meet their contractual obligations per the original agreements. Accordingly, accrual interest income recognition was ceased on January 1, 2009. No interest payments related to these two notes receivable were received by the Company for the three months ended March 31, 2010 and therefore no interest income was recognized during this period. Interest income of $333 thousand was recognized on these loans for the three months ended March 31, 2009 which represents cash payments received by the Company. Management of the Company has evaluated the fair value of the underlying collateral of the note and has concluded that a loan loss reserve of $18.0 million was necessary at March 31, 2010 and December 31, 2009.

Additionally, the Company’s minority joint venture partner in New Roc, who was also the property manager, made an unauthorized short-term loan to itself from the partnership for approximately $700 thousand. This loan was not repaid during the first quarter of 2010 according to its terms. Management of the Company determined that this loan should be fully reserved and thus recorded a provision for loan loss of $700 thousand during the three months ended March 31, 2010.

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

The Company evaluated this note receivable for impairment and determined that it was impaired during the quarter ended September 30, 2009 due to the inability of the borrower to meet its contractual obligations per the original agreement and accrual interest income recognition was ceased on July 1, 2009. No interest payments were received by the Company on this note receivable for the three months ended March 31, 2010 and therefore no interest income was recognized during this period. Interest income of $250 thousand was recognized on this loan for the three months ended March 31, 2009. Management of the Company has evaluated the fair value of the underlying collateral of the note and has concluded that a loan loss reserve of $10.0 million was necessary at March 31, 2010 and December 31, 2009.

Other Mortgage Notes and Notes Receivable

During the three months ended March 31, 2010, the Company advanced $247 thousand under its secured mortgage loan agreements with SVV I, LLC and an affiliate of SVV I, LLC (together SVVI) for the development of a water-park anchored entertainment village in Kansas City, Kansas, the first phase of which opened in July 2009. The carrying value of this mortgage note receivable at March 31, 2010 was $165.5 million, including related accrued interest receivable of $1.9 million (representing February and March interest). SVVI is required to fund a debt service reserve for off-season fixed payments (those due from September to May). The reserve is to be funded by equal monthly installments during the months of June, July and August. As a result of the delayed opening of the Kansas water-park in July of 2009 as well as additional start up investment required by SVVI, this reserve has not been funded as of March 31, 2010. SVVI is currently pursuing financing sources to fully fund the reserve account.

On April 2, 2010, the Company’s first mortgage loan agreement with Peak Resorts, Inc. (Peak) for $25.0 million matured. The carrying value of this mortgage note receivable at March 31, 2010 was $33.7 million, including related accrued interest receivable of $8.7 million. Per the terms of the note agreement, the principal and related accrued interest receivable at the April 2, 2010 maturity date rolled into the Company’s $62.5 million first mortgage loan agreement with Peak.

Additionally, the Company has three notes receivable totaling $9.5 million at March 31, 2010 that are impaired due to the inability of the borrowers to meet their contractual obligations per the original agreements. Accordingly, accrual interest income recognition was ceased for two of these notes on January 1, 2009 and on December 1, 2009 for the remaining note. No interest payments were received by the Company on these three notes receivable for the three months ended March 31, 2010. Interest income of $24 thousand was recognized on one of these notes for the three months ended March 31, 2009. No interest income was recognized related to the other two notes during the three months ended March 31, 2009. Management of the Company has evaluated the fair value of the underlying collateral of the notes and has concluded that a loan loss reserve of $8.2 million was necessary at March 31, 2010 and December 31, 2009.

The following summarizes the activity within the allowance for loan losses for the three months ended March 31, 2010 (in thousands):

2010
Allowance for loan losses at January 1	$71,973
Provision for loan losses	700
Charge-offs (1)	(35,776)
Recoveries	—

Allowance for loan losses at March 31	$36,897

(1)

This amount consists of the allowance for loan losses related to the Company’s mortgage note receivable on Toronto Dundas Square that was extinguished as a result of the March 4, 2010 purchase as further described in Note 4.

There was no allowance for loan losses at March 31, 2009.

The following table summarizes the carrying amounts of mortgage notes and related accrued interest receivable, net at March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010	December 31, 2009
Mortgage notes and related accrued interest receivable	$434,980	$558,656
Less: allowance for loan losses	-	(35,776)

Mortgage notes and related accrued interest receivable, net	$434,980	$522,880

The following table summarizes the carrying amounts of notes and related accrued interest receivable, net at March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010	December 31, 2009

Notes and related accrued interest receivable	$44,144	$44,095
Less: allowance for loan losses	(36,897)	(36,197)

Notes and related accrued interest receivable, net	$7,247	$7,898

7. Unconsolidated Real Estate Joint Ventures

At March 31, 2010, the Company had a 23.0% and 22.8% investment interest in two unconsolidated real estate joint ventures, Atlantic-EPR I and Atlantic-EPR II, respectively. The Company accounts for its investment in these joint ventures under the equity method of accounting.

The Company recognized income of $144 and $136 (in thousands) from its investment in the Atlantic-EPR I joint venture during the first three months of 2010 and 2009, respectively. The Company also received distributions from Atlantic-EPR I of $157 and $153 (in thousands) during the first three months of 2010 and 2009, respectively. Unaudited condensed financial information for Atlantic-EPR I is as follows as of and for the three months ended March 31, 2010 and 2009 (in thousands):

	2010	2009

Rental properties, net	$27,152	27,796
Cash	141	141
Long-term debt (due May 2010)	14,887	15,311
Partners’ equity	12,309	12,526
Rental revenue	1,108	1,108
Net income	619	602

Subsequent to quarter-end, the Company contributed an additional $15.0 million to Atlantic-EPR I to pay off the Partnership’s long term debt at its maturity of May 1, 2010.

The Company recognized income of $89 and $83 (in thousands) from its investment in the Atlantic-EPR II joint venture during the first three months of 2010 and 2009, respectively. The Company also received distributions from Atlantic-EPR II of $99 and $90 (in thousands) during the first three months of 2010 and 2009, respectively. Unaudited condensed financial information for Atlantic-EPR II is as follows as of and for the three months ended March 31, 2010 and 2009 (in thousands):

	2010	2009

Rental properties, net	$21,383	21,843
Cash	117	106
Long-term debt (due September 2013)	12,862	13,197
Note payable to Entertainment Properties Trust	117	117
Partners’ equity	8,289	8,428
Rental revenue	722	717
Net income	348	331

The joint venture agreements for Atlantic-EPR I and Atlantic-EPR II allow the Company’s partner, Atlantic of Hamburg, Germany (“Atlantic”), to exchange up to a maximum of 10% of its ownership interest per year in each of the joint ventures for common shares of the Company or, at our discretion, the cash value of those shares as defined in each of the joint venture agreements. During 2009, the Company paid Atlantic cash of $109 and $9 (in thousands), in exchange for additional ownership of 0.7% and 0.2% for Atlantic-EPR I and Atlantic-EPR II, respectively. During January of 2010, the Company paid Atlantic cash of $51 (in thousands) in exchange for additional ownership of 0.2% for Atlantic-EPR I. During April of 2010, the Company paid Atlantic cash of $232 and $81 (in thousands), in exchange for additional ownership of 1.0% and 0.7% for Atlantic-EPR I and Atlantic EPR-II, respectively. These exchanges did not impact total partners’ equity in either Atlantic-EPR I or Atlantic-EPR II.

In addition, as of March 31, 2010 and December 31, 2009, the Company had invested $1.6 million in unconsolidated joint ventures for projects located in China.

8.  Variable Interest Entities

The Company adopted ASU 2009-17 on January 1, 2010. ASU 2009-17 (included in FASB ASC Topic 810 on Consolidation) requires the consolidation of VIEs in which an enterprise has a controlling financial interest. A controlling financial interest will have both of the following characteristics: the power to direct the activities of a VIE that most significantly impact the VIEs’ economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. Upon adoption of ASU 2009-17 on January 1, 2010, the Company did not consolidate any additional VIEs and no VIEs were deconsolidated.

The Company’s variable interest in VIEs currently are in the form of equity ownership and loans provided by the Company to a VIE or other partner. The Company examines specific criteria and uses its judgment when determining if the Company is the primary beneficiary of a VIE. Factors considered in determining whether the Company is the primary beneficiary include risk and reward sharing, experience and financial condition of other partner(s), voting rights, involvement in day-to-day capital and operating decisions, representation on a VIE’s executive committee, existence of unilateral kick-out rights or voting rights, and level of economic disproportionality between the Company and the other partner(s).

Consolidated VIEs

As of March 31, 2010, the carrying amounts of the VIEs’ assets and non-recourse liabilities that were consolidated totaled $152.5 million and $118.2 million, respectively. Those assets are owned by, and those liabilities are obligations of, the VIEs, not the Company. A VIE’s assets can only be used to settle obligations of a VIE. The VIEs are not guarantors of the Company’s debts. In addition, the assets held by a VIE usually are collateral for that VIE’s debt.

The Company’s consolidated VIEs consist of a 66.67% interest in LC White Plains Retail LLC and LC White Plains Recreation LLC (together the White Plains LLC’s), which own an entertainment retail center in White Plains, New York and a 50% interest in Suffolk Retail LLC, which owns an entertainment retail center in Suffolk, Virginia. Additionally, the Company has invested in two other 50% joint ventures to explore certain investment opportunities.

As of March 31, 2010, the White Plains LLCs have long-term debt outstanding of $118.2 million that is non-recourse to the Company and is personally guaranteed by the principals of the minority partner of the White Plains LLCs including Mr. Cappelli. The rental property held by the White Plains LLCs is the primary collateral for the debt, and as such, these assets can only be used to settle the long-term debt of the White Plains LLCs.

Unaudited financial information including the carrying amounts and classification of these VIEs’ significant assets and liabilities are as follows as of and for the three months ended March 31, 2010 (in thousands):

Rental properties, net	$129,686
Property under development	6,076
Other assets	2,681
Long-term debt	118,167
Equity	(4,156)
Total revenue	2,779
Net loss	(1,823)

Unconsolidated VIE

At March 31, 2010, the Company’s recorded investment in SVVI, a VIE that is unconsolidated, was $165.5 million. The Company’s maximum exposure to loss associated with SVVI is limited to the Company’s outstanding mortgage note and related accrued interest receivable of $165.5 million because there are no commitments to fund above this amount. For further discussion of this mortgage note, see Note 6.

While this entity is a VIE, the Company has determined that the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance is not held by the Company. The Company does not have the power to direct these activities. Additionally, the Company does not have the right to receive benefits (beyond its interest payments on the note) and does not have the obligation to absorb losses of SVVI, as its equity at risk is limited to the amount invested in the note.

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

At March 31, 2010, the Company had nine interest rate swaps outstanding that were designated as cash flow hedges of interest rate risk and had a combined outstanding notional amount of $203.3 million.

The effective portion of changes in the fair value of interest rate derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ending March 31, 2010, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness on cash flow hedges was recognized during the three months ending March 31, 2010.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of March 31, 2010, the Company estimates that during the twelve months ending March 31, 2010, $6.8 million will be reclassified from accumulated other comprehensive income to interest expense.

Cash Flow Hedges of Foreign Exchange Risk

The Company is exposed to foreign currency exchange risk against its functional currency, the US dollar, on its five Canadian properties. The Company uses a cross currency swap to mitigate its exposure to fluctuations in the CAD to U.S. dollar exchange rate on four of its five Canadian properties. This foreign currency derivative should hedge a significant portion of the Company’s expected CAD denominated cash flow of these four Canadian properties through February 2014 as their impact on the Company’s cash flow when settled should move in the opposite direction of the exchange rates utilized to translate revenues and expenses of these properties.

At March 31, 2010, the Company’s cross-currency swap had a fixed notional value of $76.0 million CAD and $71.5 million U.S. The net effect of this swap is to lock in an exchange rate of $1.05 CAD per U.S. dollar on approximately $13 million of annual CAD denominated cash flows.

The effective portion of changes in the fair value of foreign currency derivatives designated and that qualify as cash flow hedges of foreign exchange risk is recorded in accumulated other comprehensive income and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative, as well as amounts excluded from the assessment of hedge effectiveness, is recognized directly in earnings. No hedge ineffectiveness on foreign currency derivatives has been recognized for the three months ended March 31, 2010.

Net Investment Hedges

As discussed above, the Company is exposed to fluctuations in foreign exchange rates on its five Canadian properties. As such, the Company also uses currency forward agreements to hedge its exposure to changes in foreign exchange rates on four of its five investments. Currency forward agreements involve fixing the CAD to U.S. dollar exchange rate for delivery of a specified amount of foreign currency on a specified date. The currency forward agreements are typically cash settled in US dollars for their fair value at or close to their settlement date. In order to hedge the net investment in these four Canadian properties, the Company entered into a forward contract with a fixed notional value of $100 million CAD and $96.1 million U.S. with a February 2014 settlement which coincides with the maturity of the Company’s underlying mortgage on these four properties. The exchange rate of this forward contract is approximately $1.04 CAD per U.S. dollar. This forward contract should hedge a significant portion of the Company’s CAD denominated net investment in these four centers through February 2014 as the impact on accumulated other comprehensive income from marking the derivative to market should move in the opposite direction of the translation adjustment on the net assets of these four Canadian properties.

For foreign currency derivatives designated as net investment hedges, the effective portion of changes in the fair value of the derivatives are reported in accumulated other comprehensive income as part of the cumulative translation adjustment. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness on net investment hedges has been recognized for the three months ended March 31, 2010. Amounts are reclassified out of accumulated other comprehensive income into earnings when the hedged net investment is either sold or substantially liquidated.

See Note 10 for disclosure relating to the fair value of the Company’s derivative instruments. Below is a summary of the effect of derivative instruments on the consolidated statement of income for the three months ended March 31, 2010:

Effect of Derivative Instruments on the Consolidated Statement of Income

for the three months ended March 31, 2010

(Unaudited, dollars in thousands)

Description	Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion)	Amount of Income or (Expense) Reclassified from AOCI into Earnings (Effective Portion)		Amount of Gain or (Loss) Recognized in Earnings on Derivative (Ineffective Portion)

Interest Rate Swaps	$(1,311)	$(1,806)	*	$-

Cross Currency Swaps	(1,161)	(7)	**	-

Currency Forward Agreements	(1,249)	-		-

Total	$(3,721)	$(1,813)		$-

*Included in “Interest expense” in accompanying consolidated statements of income.

**Included in “Other expense” in the accompanying consolidated statements of income.

Credit-risk-related Contingent Features

The Company has agreements with each of its interest rate derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its interest rate derivative obligations.

As of March 31, 2010, the fair value of derivatives in a liability position related to these agreements was $12.8 million. If the Company breached any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the agreements at their termination value of $14.1 million.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives also utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of March 31, 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are significant to the overall valuation of its currency forward agreements and two of its interest rate swaps and therefore, has classified these derivatives as Level 3 within the fair value reporting hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31 2010, aggregated by the level in the fair value hierarchy within which those measurements fall and by derivative type.

Liabilities Measured at Fair Value on a Recurring Basis at March 31, 2010

(Unaudited, dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2010

Interest Rate Swaps*	$-	$(11,185)	$(421)	$(11,606)

Cross Currency Swaps*	$-	$(970)	$-	$(970)

Currency Forward Agreements*	$-	$-	$(200)	$(200)

*Included in “Accounts payable and accrued liabilities” in the accompanying consolidated balance sheet.

The table below presents a reconciliation of the Company’s beginning and ending balances of liabilities having fair value measurements based on significant unobservable inputs (Level 3) for the three months ended March 31, 2010.

Level 3 Fair Value Measurements for the Three Months Ended March 31, 2010

(Unaudited, dollars in thousands)

Description	Beginning Balance as of January 1, 2010	Transfers into Level 3	Transfers out of Level 3	Gains (Losses) Included in Income	Gains (Losses) Included in OCI	Total Gains (Losses)	Ending Balance as of March 31, 2010

Interest Rate Swaps	(307)	$-	$-	-	$(114)	$(114)	$(421)

Cross Currency Swaps	192	-	(970)	-	$778	$778	-

Currency Forward Agreements	1,049	-	-	-	$(1,249)	$(1,249)	(200)

Non-recurring fair value measurements

The table below presents the Company’s assets measured at fair value on a non-recurring basis as of March 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets Measured at Fair Value on a Non-Recurring Basis at March 31, 2010

(Unaudited, dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2010

Rental properties, net	$-	$-	$222,500	$222,500

Notes and related accrued interest receivable, net	$-	$-	$-	$-

During the three months ended March 31, 2010, the Company measured one note receivable at fair value as a result of the establishment of the allowance for loan losses as further discussed in Note 6. Management estimated the fair value of the underlying collateral for this note and the Company determined that its valuation of this investment was classified within Level 3 of the fair value hierarchy.

Additionally, during the three months ended March 31, 2010, the Company completed the acquisition of Toronto Dundas Square as further discussed in Note 4. As a result of this, the Company measured the assets acquired and liabilities assumed at fair value on the date of the acquisition. Management of the Company estimated the fair value of the assets acquired and liabilities assumed by taking into account an independent appraisal completed in conjunction with the acquisition. Based on this input, the Company determined that its valuation of this investment was classified within Level 3 of the fair value hierarchy.

Fair Value of Financial Instruments

Management compares the carrying value and the estimated fair value of the Company’s financial instruments. The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instruments at March 31, 2010:

Mortgage notes and related accrued interest receivable, net:

The fair value of the Company’s mortgage notes and related accrued interest receivable as of March 31, 2010 is estimated by discounting the future cash flows of each instrument using current market rates. At March 31, 2010, the Company had a carrying value of $435.0 million in fixed rate mortgage notes receivable outstanding, including related accrued interest, with a weighted average interest rate of approximately 9.13%. The fixed rate mortgage notes bear interest at rates of 7.00% to 11.00%. Discounting the future cash flows for fixed rate mortgage notes receivable using an estimated weighted average market rate of 10.31%, management estimates the fixed rate mortgage notes receivable’s fair value to be approximately $410.5 million at March 31, 2010.

Investment in a direct financing lease, net:

The fair value of the Company’s investment in a direct financing lease as of March 31, 2010 is estimated by discounting the future cash flows of the instrument using current market rates. At March 31, 2010, the Company had an investment in a direct financing lease with a carrying value of $215.2 million and a weighted average effective interest rate of 12.01%. The investment in direct financing lease bears interest at effective interest rates of 11.90% to 12.40%. The carrying value of the investment in a direct financing lease approximates the fair market value at March 31, 2010.

Cash and cash equivalents, restricted cash:

Due to the highly liquid nature of our short term investments, the carrying values of our cash and cash equivalents and restricted cash approximate the fair market values.

Accounts receivable, net:

The carrying values of accounts receivable approximate the fair market value at March 31, 2010.

Notes and related accrued interest receivable, net:

The fair value of the Company’s notes and related accrued interest receivable as of March 31, 2010 is estimated by discounting the future cash flows of each instrument using current market rates. At March 31, 2010, the Company had a carrying value of $7.2 million in fixed rate notes receivable outstanding, including related accrued interest and net of loan loss reserve, with a weighted average interest rate of approximately 8.80%. The fixed rate notes bear interest at rates of 6.00% to 15.00%. Discounting the future cash flows for fixed rate notes receivable using an estimated market rate of 9.52%, management estimates the fixed rate notes receivable’s fair value to be approximately $7.3 million at March 31, 2010.

Derivative instruments:

Derivative instruments are carried at their fair market value.

Debt instruments:

The fair value of the Company’s debt as of March 31, 2010 is estimated by discounting the future cash flows of each instrument using current market rates. At March 31, 2010, the Company had a carrying value of $482.6 million in variable rate debt outstanding with an average weighted interest rate of approximately 5.52%. Discounting the future cash flows for variable rate debt using an estimated market rate of 5.47%, management estimates the variable rate debt’s fair value to be approximately $477.5 million at March 31, 2010. As described in Note 9, $203.3 million of variable rate debt outstanding at March 31, 2010 has been converted to a fixed rate by interest rate swap agreements.

At March 31, 2010, the Company had a carrying value of $826.6 million in fixed rate long-term debt outstanding with an average weighted interest rate of approximately 6.01%. Discounting the future cash flows for fixed rate debt using an estimated market rate of 5.61%, management estimates the fixed rate debt’s fair value to be approximately $827.7 million at March 31, 2010.

Accounts payable and accrued liabilities:

The carrying value of accounts payable and accrued liabilities approximates fair value due to the short term maturities of these amounts.

Common and preferred dividends payable:

The carrying values of common and preferred dividends payable approximate fair value due to the short term maturities of these amounts.

11. Earnings Per Share

The following table summarizes the Company’s common shares used for computation of basic and diluted earnings per share for the three months ended March 31, 2010 and 2009 (unaudited, amounts in thousands except per share information):

	Three Months Ended March 31, 2010
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic earnings:
Net income	$29,091	42,850	$0.68
Add: net loss attributable to noncontrolling interests	984	-	0.02

Net income attributable to Entertainment Properties Trust	30,075	42,850	0.70
Preferred dividend requirements	(7,552)	-	(0.17)

Net income available to common shareholders of Entertainment Properties Trust	22,523	42,850	0.53
Effect of dilutive securities:
Share options	-	291	(0.01)

Diluted earnings: Net income available to common shareholders of Entertainment Properties Trust	$22,523	43,141	$0.52

	Three Months Ended March 31, 2009
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic earnings:
Net income	$24,095	34,363	$0.70
Add: net loss attributable to noncontrolling interests	1,234	-	0.04

Net income attributable to Entertainment Properties Trust	25,329	34,363	0.74
Preferred dividend requirements	(7,552)	-	(0.22)

Net income available to common shareholders of Entertainment Properties Trust	17,777	34,363	0.52
Effect of dilutive securities:
Share options	-	-	-

Diluted earnings: Net income available to common shareholders of Entertainment Properties Trust	$17,777	34,363	$0.52

The dilutive effect of potential common shares from the exercise of share options is included in diluted earnings per share for the three months ended March 31, 2010. Anti-dilutive common equivalent shares are not included in the calculation of diluted earnings per share. For the first quarter ended March 31, 2009, the effect of these shares was anti-dilutive because the exercise price of the related outstanding stock options exceeded the average market price during the period.

The additional 1.9 million common shares that would result from the conversion of the Company’s 5.75% Series C cumulative convertible preferred shares and the additional 1.6 million common shares that would result from the conversion of the Company’s 9.0% Series E cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted earnings per share for the three months ended March 31, 2010 and 2009 because the effect is anti-dilutive.

12. Equity Incentive Plans

All grants of common shares and options to purchase common shares were issued under the 1997 Share Incentive Plan prior to May 9, 2007, and under the 2007 Equity Incentive Plan on and after May 9, 2007. Under the 2007 Equity Incentive Plan, an aggregate of 1,950,000 common shares, options to purchase common shares and restricted share units, subject to adjustment in the event of certain capital events, may be granted. At March 31, 2010, there were 916,302 shares available for grant under the 2007 Equity Incentive Plan.

Share Options

Share options granted under both the 1997 Share Incentive Plan and the 2007 Equity Incentive Plan have exercise prices equal to the fair market value of a common share at the date of grant. The options may be granted for any reasonable term, not to exceed 10 years, and for employees typically become exercisable at a rate of 20% per year over a five–year period, however, this was reduced to a rate of 25% per year over a four year period for options granted in the first quarter of 2009 and 2010. For non-employee Trustees, share options are vested upon issuance, however, the share options may not be exercised for a one year period subsequent to the grant date. The Company generally issues new common shares upon option exercise. A summary of the Company’s share option activity and related information is as follows:

	Number of Shares	Option Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2009	1,208,288	$14.00 - $ 65.50	$30.27
Exercised	(57,257)	14.00 - 26.87	18.44
Granted	27,388	36.56 - 36.56	36.56
Forfeited	(7,026)	18.18 - 60.03	36.13

Outstanding at March 31, 2010	1,171,393	16.05 - 65.50	30.96

The weighted average fair value of options granted was $6.90 and $2.54 during the three months ended March 31, 2010 and 2009, respectively. The intrinsic value of stock options exercised was $1.2 million during the three months ended March 31, 2010. During the three months ended March 31, 2009, there were no stock options exercised. At March 31, 2010, stock-option expense to be recognized in future periods was $1.5 million.

The following table summarizes outstanding options at March 31, 2010:

Exercise price range	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)

$14.00 - 19.99	451,225	7.4
20.00 - 29.99	247,794	2.7
30.00 - 39.99	106,655	3.5
40.00 - 49.99	252,366	6.3
50.00 - 59.99	10,000	8.1
60.00 - 65.50	103,353	6.8

	1,171,393	5.9	$30.96	$15,051

The following table summarizes exercisable options at March 31, 2010:

Exercise price range	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)

$14.00 - 19.99	141,020	4.0
20.00 - 29.99	247,794	2.7
30.00 - 39.99	79,267	4.0
40.00 - 49.99	189,402	6.0
50.00 - 59.99	10,000	8.1
60.00 - 65.50	66,018	6.8

	733,501	4.4	$33.08	$7,879

Nonvested Shares

A summary of the Company’s nonvested share activity and related information is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Life Remaining
Outstanding at December 31, 2009	399,405	$34.19
Granted	116,128	36.56
Vested	(142,870)	36.92
Forfeited	—	—

Outstanding at March 31, 2010	372,663	33.88	1.59

The holders of nonvested shares have voting rights and receive dividends from the date of grant. These shares vest ratably over a period of three to five years. The fair value of the nonvested shares that vested during the three months ended March 31, 2010 and March 31, 2009 was $5.0 million and $2.8 million, respectively. At March 31, 2010, unamortized share-based compensation expense related to nonvested shares was $8.1 million.

Restricted Share Units

A summary of the Company’s restricted share unit activity and related information is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Life Remaining

Outstanding at December 31, 2009	20,508	$19.02
Granted	—	—
Vested	—	—

Outstanding at March 31, 2010	20,508	19.02	0.12

The holders of restricted share units have voting rights and receive dividends from the date of grant. The share units vest upon the earlier of the day preceding the next annual meeting of shareholders or a change of control. The settlement date for the shares is selected by the non-employee trustee, and ranges from three years from the grant date to upon termination of service. At March 31, 2010, unamortized share-based compensation expense related to restricted share units was $33 thousand.

13. Related Party Transactions

In 2000, the Company loaned an aggregate of $3.5 million to Company executives. The loans were made in order for the executives to purchase common shares of the Company at the market value of the shares on the date of the loan, as well as to repay borrowings on certain amounts previously loaned. The loans are recourse to the executives’ assets and bear interest at 6.24%, are due on January 1, 2011 and interest is payable at maturity. These loans can be repaid with cash or with shares of the Company. At March 31, 2010 and December 31, 2009, accrued interest receivable on these loans, included in other assets in the accompanying consolidated balance sheets, was $1.8 million and $3.4 million, respectively. During the three months ended March 31, 2010, the Company’s Chief Executive Officer and Chief Operating Officer paid off their loan balances and related accrued interest receivable totaling $3.3 million by delivering 86,056 common shares to the Company.

14. Other Commitments and Contingencies

As of March 31, 2010, the Company has agreed to finance $10.9 million in development costs for expansion at four of its existing public charter school properties. Development costs are advanced by the Company in periodic draws. If the Company determines that construction is not being completed in accordance with the terms of the development agreement, the Company can discontinue funding construction draws. The Company has agreed to lease the expansion facility to the current operator at pre-determined rates.

The Company has provided a guarantee of the payment of certain economic development revenue bonds related to three theatres in Louisiana for which the Company earns a fee at an annual rate of 1.75% over the 30 year term of the bond. The Company evaluated this guarantee in connection with the provisions of the FASB ASC Topic 450 on Guarantees (Topic 450). Based on certain criteria, Topic 450 requires a guarantor to record an asset and a liability at inception. Accordingly, the Company had recorded $4.0 million as a deferred asset included in accounts receivable and $4.0 million included in other liabilities in the accompanying consolidated balance sheet as of December 31, 2008, which represented management’s best estimate of the fair value of the guarantee at inception which will be realized over the term of the guarantee. During the third quarter of 2009, the outstanding principal amount of the bonds was reduced from $22 million to $14.4 million due to a principal repayment. Accordingly, the Company reduced the asset and liability recorded to reflect the decrease in the outstanding principal balance. The Company has recorded $2.6 million as a deferred asset included in accounts receivable and $2.6 million included in other liabilities in the accompanying consolidated balance sheet as of March 31, 2010. No amounts have been accrued as a loss contingency related to this guarantee because payment by the Company is not probable.

The Company has certain commitments related to its mortgage note investments that it may be required to fund in the future. The Company is generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of March 31, 2010, the Company had three mortgage notes receivable with commitments totaling approximately $20 million. The $20 million excludes any future amounts that may or may not be funded related to the planned casino and resort development discussed in Note 6. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

On December 31, 2009, the Company filed a petition with the Western District Court of Missouri against Mr. Cappelli, Concord Resort, LLC and certain of their affiliates seeking payment of amounts due under the various loans to them by the Company that are in default. The Company is also seeking a declaratory judgment that it has no obligation to make an additional advance to Concord Resort under any prior loan commitment. The defendants in this action have removed the case to the U.S. District Court for the Western District of Missouri and the defendants unsuccessfully attempted to transfer venue to a U.S. District Court in the State of New York.

On April 9, 2010, Mr. Cappelli and related entities filed a complaint with the Supreme Court of the State of New York, County of Westchester against the Company and certain of its subsidiaries seeking (i) declaratory relief and money damages of $1.0 billion relating to the casino resort project in Sullivan County, New York, and (ii) declaratory relief and derivative relief and money damages of approximately $217 million for various claims alleging breach of contract and fiduciary duties in connection with the entertainment retail center in White Plains, New York.

Management of the Company is currently unable to predict the outcome of these litigation proceedings, but believes the current status of the litigation proceedings against the Company does not warrant accrual under the guidance of FASB ASC Topic 450-20, “Loss Contingencies”, since the amount of any liability is neither probable nor reasonably estimable. As such, no amounts have been accrued in the financial statements. The Company intends to vigorously pursue its claims against Mr. Cappelli and his affiliates and to vigorously defend the claims asserted against the Company and certain of its subsidiaries by Mr. Cappelli and his affiliates for which it believes it has meritorious defenses.

Item  2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Quarterly Report on Form 10-Q of Entertainment Properties Trust (“the Company”, “EPR”, “we” or “us”). The forward-looking statements included in this discussion and elsewhere in this Quarterly Report on Form 10-Q involve risks and uncertainties, including anticipated financial performance, business prospects, industry trends, shareholder returns, performance of leases by tenants, performance on loans to customers and other matters, which reflect management’s best judgment based on factors currently known. See “Cautionary Statement Concerning Forward Looking Statements” which is incorporated herein by reference. Actual results and experience could differ materially from the anticipated results and other expectations expressed in our forward-looking statements as a result of a number of factors, including but not limited to those discussed in this Item and Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on February 26, 2010, and, to the extent applicable, our Quarterly Reports on Form 10-Q.

Overview

Our principal business objective is to be the nation’s leading destination entertainment, entertainment-related, recreation and specialty real estate company by continuing to develop, acquire or finance high-quality properties. As of March 31, 2010, our total assets exceeded $2.8 billion, and included investments in 96 megaplex theatre properties (including four joint venture properties) and various restaurant, retail, entertainment, destination recreational and specialty properties located in 33 states, the District of Columbia and Ontario, Canada. As of March 31, 2010, we had invested approximately $13.6 million in development land and construction in progress and approximately $435.0 million (including accrued interest) in mortgage financing for entertainment, recreational and specialty properties, including certain properties under development.

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

Our real estate mortgage portfolio consists of eight mortgage notes. Of the outstanding balance of $435.0 million at March 31, 2010, three notes comprise $298.6 million of the balance and the remainder of $136.4 million relates to financing provided for ski areas. Two of the three mortgage notes, totaling $165.5 million at March 31, 2010, are secured by a water-park anchored entertainment village in Kansas City, Kansas (the first phase of which opened in July 2009) as well as two other water-parks in Texas. The other mortgage note totaling $133.1 million at March 31, 2010, relates to a planned casino and resort development in Sullivan County, New York. As discussed in more detail in “Recent Developments” below, as of March 31, 2010, the $133.1 million mortgage note was considered impaired at March 31, 2010.

We also have $44.1 million of notes receivable at March 31, 2010 of which $40.2 million were considered impaired at March 31, 2010. As discussed in more detail in “Recent Developments” below, during the three months ended March 31, 2010 an additional $700 thousand in provision for loan losses was recognized bringing the total loan loss reserve related to notes receivable to $36.9 million at March 31, 2010.

Our total investments were $3.0 billion at March 31, 2010. Total investments is a non-GAAP financial measure defined herein as the sum of the carrying values of rental properties (before accumulated depreciation), property under development, mortgage notes receivable (including related accrued interest receivable), investment in joint ventures, intangible assets (before accumulated amortization) and notes receivable. Below is a reconciliation of the carrying value of total investments to the consolidated balance sheet at March 31, 2010 (in thousands):

Rental properties, net of accumulated depreciation	$2,044,810
Add back accumulated depreciation on rental properties	272,993
Property under development	13,619
Mortgage notes and related accrued interest receivable, net	434,980
Investment in joint ventures	4,356
Investment in a direct financing lease, net	215,196
Intangible assets, net of accumulated amortization	38,451
Add back accumulated amortization on intangible assets	7,710
Notes receivable and related accrued interest receivable, net	7,247

Total investments	$3,039,362

Management believes that total investments is a useful measure for management and investors as it illustrates across which asset categories the Company’s funds have been invested. Of our total investments of $3.0 billion at March 31, 2010, $2.2 billion or 71% related to megaplex theatres, entertainment retail centers and other retail parcels, and $885.1 million or 29% related to recreational and specialty properties. Furthermore, of the $885.1 million related to recreational and specialty properties, $149.4 million related to metropolitan ski areas, $218.2 million related to vineyards and wineries, $219.0 million related to public charter schools, $165.4 million related to the water-park anchored entertainment village development in Kansas and two Texas water-parks, and $133.1 million related to the planned resort development discussed above. At March 31, 2010, Peak Resorts, Inc. (“Peak”) is the lessee of our metropolitan ski area in Ohio and is the mortgagor on five notes receivable secured by ten metropolitan ski areas and related development land. Similarly, affiliates of Schools, Inc. (“Imagine”) are the lessees of all of our public charter schools.

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

We adopted Accounting Standards Update (ASU) 2009-17 “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (ASU 2009-17) on January 1, 2010. ASU 2009-17 amends FIN 46R to require an analysis to determine whether a variable interest gives a company a controlling financial interest in a variable interest entity. This statement requires an ongoing reassessment of and eliminates the quantitative approach previously required for determining whether a company is the primary beneficiary and requires enhanced disclosures on variable interest entities. The adoption of this statement did not have an impact on our financial position or results of operations for the three months ended March 31, 2010.

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

Mortgage Notes and Other Notes Receivable

Mortgage notes and other notes receivable, including related accrued interest receivable, consist of loans that we originated and the related accrued and unpaid interest income as of the balance sheet date. Mortgage notes and other notes receivable are initially recorded at the amount advanced to the borrower and we defer certain loan origination and commitment fees, net of certain origination costs, and amortize them over the term of the related loan. Interest income on performing loans is accrued as earned. We evaluate the collectibility of both interest and principal for each loan to determine whether it is impaired. A loan is considered to be impaired when, based on current information and events, we determine it is probable that we will be unable to collect all amounts due according to the existing contractual terms. An insignificant delay or shortfall in amounts of payments does not necessarily result in the loan being identified as impaired. When a loan is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the loan’s effective interest rate or to the fair value of our interest in the underlying collateral, less costs to sell, if the loan is collateral dependent. For impaired loans, interest income is recognized on a cash basis, unless we determine based on the loan to estimated fair value ratio the loan should be on the cost recovery method, and any cash payments received would then be reflected as a reduction of principal. Interest income recognition is recommenced if and when the impaired loan becomes contractually current and performance is demonstrated to be resumed.

Recent Developments

Investments

On January 22, 2010, we acquired five public charter school properties from Imagine Schools, Inc. and funded one expansion at a previously acquired public charter school property for a total acquisition price of $44.1 million. The properties are leased under a long-term triple-net master lease that is classified as a direct financing lease as described in Note 5 to the consolidated financial statements in this Form 10-Q. The five properties are located in Florida, Indiana and Ohio and the expansion is located in Michigan. Additionally, we have agreed to finance $10.9 million in development costs for expansions at four of our existing public charter school properties as discussed further in Note 14 to the consolidated financial statements in this Form 10-Q.

On March 4, 2010, we completed the acquisition of Toronto Dundas Square, previously in receivership, by paying off senior debt of approximately $122 million Canadian dollars (CAD). As a result of the closing of this acquisition, our second mortgage note on the project has been extinguished. In conjunction with the acquisition, we closed on a CAD $100 million first mortgage credit facility with a group of banks. Toronto Dundas Square is a 13-level entertainment retail center located in downtown Toronto, consisting of approximately 330,000 square feet of net rentable area, as well as 25,000 square feet of digital and static signage. See Note 4 to the consolidated financial statements in this Form 10-Q for further discussion.

Litigation

On December 31, 2009, we commenced litigation against Mr. Cappelli and his affiliates seeking payment of amounts due under various loans to them and a declaratory judgment that no further investments are required to be made by us under any prior commitment to Mr. Cappelli or any of his affiliates. On April 9, 2010, Mr. Cappelli and certain affiliates commenced litigation against the Company and certain of its subsidiaries seeking declaratory relief and money damages in the aggregate of approximately $1.2 billion with respect to the casino project and the White Plains entertainment retail center. For further discussion, see Note 14 to the consolidated financial statements in this Form 10-Q and Part II – Item 1 “Legal Proceedings”.

Cappelli Loan

During the quarter it was determined that the Company’s minority joint venture partner in New Roc, who was also the property manager, made an unauthorized short-term loan to itself from the partnership for approximately $700 thousand. This loan was not repaid during the first quarter of 2010 according to its terms. Management of the Company determined that this loan should be fully reserved and thus recorded a provision for loan loss of $700 thousand during the three months ended March 31, 2010.

Other Mortgage Notes and Notes Receivable

During the three months ended March 31, 2010, we advanced $247 thousand under our secured mortgage loan agreements with SVV I, LLC and an affiliate of SVV I, LLC (together SVVI) for the development of a water-park anchored entertainment village in Kansas City, Kansas, the first phase of which opened in July 2009. The carrying value of this mortgage note receivable at March 31, 2010 was $165.5 million, including related accrued interest receivable of $1.9 million (representing February and March interest). SVVI is required to fund a debt service reserve for off-season fixed payments (those due from September to May). The reserve is to be funded by equal monthly installments during the months of June, July and August. As a result of the delayed opening of the Kansas water-park in July of 2009 as well as additional start up investment required by SVVI, this reserve has not been funded as of March 31, 2010. SVVI is currently pursuing financing sources to fully fund the reserve account.

On April 2, 2010, our first mortgage loan agreement with Peak Resorts, Inc. (Peak) for $25.0 million matured. The carrying value of this mortgage note receivable at March 31, 2010 was $33.7 million, including related accrued interest receivable of $8.7 million. Per the terms of the note agreement, the principal and related accrued interest receivable at the April 2, 2010 maturity date rolled into our $62.5 million first mortgage loan agreement with Peak.

Tenant Defaults

Subsequent to March 31, 2010, one of our vineyard and winery tenants, Sapphire Wines, LLC went into receivership. Revenue from this tenant totaled $532 thousand and $546 thousand for the three months ended March 31, 2010 and 2009, respectively. Outstanding receivables of $1.5 million (including $175 thousand of straight-line rent) have been fully reserved at March 31, 2010. We have assessed the carrying value of the property for impairment at March 31, 2010 and no additional provision for impairment was considered necessary based on this analysis. Management determined the fair value of the assets taking into account various factors, including an independent appraisal prepared as of December 31, 2009.

Results of Operations

Three months ended March 31, 2010 compared to three months ended March 31, 2009

Rental revenue was $57.0 million for the three months ended March 31, 2010, compared to $50.4 million for the three months ended March 31, 2009. The $6.6 million increase resulted primarily from our 15 theatre acquisition in December 2009 as well as our acquisition of Toronto Dundas Square on March 4, 2010 as described in Note 4 to the consolidated financial statements in this Form 10-Q. Percentage rents of $0.7 million and $0.4 million were recognized during the three months ended March 31, 2010 and 2009, respectively. Straight-line rents of $0.3 million and $0.6 million were recognized during the three months ended March 31, 2010 and 2009, respectively.

Tenant reimbursements totaled $5.7 million for the three months ended March 31, 2010 compared to $4.6 million for the three months ended March 31, 2009. These tenant reimbursements arise from the operations of our retail centers. The $1.1 million increase is primarily due to our acquisition of Toronto Dundas Square on March 4, 2010 as described in Note 4 to the consolidated financial statements in this Form 10-Q as well as an increase in tenant reimbursements at our retail centers in Ontario, Canada.

Other income was $0.2 million for the three months ended March 31, 2010 compared to $1.1 million for the three months ended March 31, 2009. The decrease of $0.9 million is due to a $0.4 million decrease in revenues from a family bowling center in Westminster, Colorado previously operated through a wholly-owned taxable REIT subsidiary. The bowling center was converted to a third party lease on February 1, 2010. Additionally, other income decreased due to a $0.5 million gain recognized upon settlement of foreign currency forward contracts for the three months ended March 31, 2009. A loss was recognized for the three months ended March 31, 2010.

Mortgage and other financing income for the three months ended March 31, 2010 was $12.6 million compared to $10.5 million for the three months ended March 31, 2009. The $2.1 million increase is due to our January 2010 acquisition of five public charter school properties as further described in Notes 4 and 5 to the consolidated financial statements in this Form 10-Q as well as increased real estate lending activities during 2009 primarily related to our mortgage loan agreement with SVVI.

Our property operating expense totaled $9.7 million for the three months ended March 31, 2010 compared to $8.0 million for the three months ended March 31, 2009. These property operating expenses arise from the operations of our retail centers. The $1.7 million increase resulted from our acquisition of Toronto Dundas Square on March 4, 2010 as described in Note 4 to the consolidated financial statements in this Form 10-Q as well as an increase in property operating expenses at our retail centers in Ontario, Canada.

Other expense totaled $0.4 million for the three months ended March 31, 2010 compared to $0.6 million for the three months ended March 31, 2009. The $0.2 million decrease is primarily due to less expense recognized related to a family bowling center in Westminster, Colorado previously operated through a wholly-owned taxable REIT subsidiary as further described above.

Our general and administrative expense totaled $5.1 million for the three months ended March 31, 2010 compared to $4.0 million for the three months ended March 31, 2009. The increase of $1.1 million is primarily due to an increase in payroll related expenses and professional fees.

Our net interest expense increased by $1.8 million to $19.2 million for the three months ended March 31, 2010 from $17.4 million for the three months ended March 31, 2009. This increase resulted from the increase in the average long-term debt outstanding used to finance our real estate acquisitions and fund our mortgage notes receivable as well as an increased interest rate on our amended and restated revolving credit facility.

Transaction costs totaled $7.5 million for the three months ended March 31, 2010 compared to $0.1 million for the three months ended March 31, 2009. The increase of $7.4 million is primarily due to acquisition costs that were expensed as incurred in accordance with FASB ASC Topic 810 related to the acquisition of Toronto Dundas Square.

Provision for loan losses for the three months ended March 31, 2010 was $0.7 million and related to a note receivable as further discussed in Note 6 to the consolidated financial statements in this Form 10-Q. There was no provision for loan losses for the three months ended March 31, 2009.

Depreciation and amortization expense totaled $12.4 million for the three months ended March 31, 2010 compared to $12.6 million for the three months ended March 31, 2009. The $0.2 million decrease resulted from less expense recognized during the three months ended March 31, 2010 as compared to 2009 due to the impairment charge recorded during 2009 at our entertainment retail center in White Plains, New York.

Gain on acquisition for the three months ended March 31, 2010 was $8.5 million and related to the acquisition of Toronto Dundas Square on March 4, 2010. For further discussion, see Note 4 to the consolidated financial statements in this Form 10-Q.

Net loss attributable to noncontrolling interests totaled $1.0 million for the three months ended March 31, 2010 compared to $1.2 million for the three months ended March 31, 2009 and primarily relates to the consolidation of a VIE in which our variable interest is debt. The decrease is due to less net loss incurred by the VIE at our entertainment retail center in White Plains, New York.

Liquidity and Capital Resources

Cash and cash equivalents were $21.0 million at March 31, 2010. In addition, we had restricted cash of $10.8 million at March 31, 2010. Of the restricted cash at March 31, 2010, $1.0 million relates to cash held for our borrowers’ debt service reserves for mortgage notes receivable and the balance represents deposits required in connection with debt service, payment of real estate taxes and capital improvements.

Mortgage Debt, Credit Facilities and Term Loan

As of March 31, 2010, we had total debt outstanding of $1.3 billion. As of March 31, 2010, $1.0 billion of debt outstanding was fixed rate mortgage debt secured by a substantial portion of our rental properties and mortgage notes receivable, with a weighted average interest rate of approximately 5.9%. This $1.0 billion of fixed rate mortgage debt includes $203.3 million of LIBOR based debt that has been converted to fixed rate debt with interest rate swaps as further described below.

At March 31, 2010, we had $107.0 million in debt outstanding under our $215.0 million revolving credit facility, with interest at a floating rate. The facility has a term expiring October 26, 2011 with a one year extension available at our option, subject to certain terms and conditions including the payment of an extension fee. The amount that we are able to borrow on our revolving credit facility is a function of the values and advance rates, as defined by the credit agreement, assigned to the assets included in the borrowing base less outstanding letters of credit and less other liabilities, excluding our $117.3 million term loan, that are recourse obligations of the Company. As of March 31, 2010, our total availability under the revolving credit facility was $108.0 million.

Through March 31, 2010, VinREIT, a subsidiary that holds our vineyard and winery assets, had drawn nine term loans aggregating $96.7 million in initial principal under our $160.0 million credit facility. These term loans have maturities ranging from December 1, 2017 to June 5, 2018, are 30% recourse to us and have stated interest rates of LIBOR plus 175 basis points on loans secured by real property and LIBOR plus 200 basis points on loans secured by fixtures and equipment. We entered into seven interest rate swaps during 2008 that fixed the interest rates on the outstanding loans at a weighted average rate of 5.2%. Term loans can be drawn through September 26, 2010 under the credit facility. The credit facility provides for an aggregate advance rate of 65% based on the lesser of cost or appraised value. At March 31, 2010, the term loans outstanding under the credit facility had an aggregate balance of $92.9 million and approximately $63.3 million of the facility remains available. The credit facility also contains an accordion feature, whereby, subject to lender approval, we may obtain additional term loan commitments in an aggregate principal amount not to exceed $140.0 million.

Additionally, in conjunction with our acquisition of Toronto Dundas Square, as further discussed in Note 4 to the consolidated financial statements in this Form 10-Q, we entered into a Term Loan Credit Agreement totaling CAD $100 million ($98 million U.S.). This agreement bears interest at a variable rate initially equal to the Canadian Prime Rate (subject to a floor of 300 basis points) plus 300 basis points and thereafter we can elect that interest accrue at the Bankers’ Acceptances (“BA”) rate (subject to a floor of 200 basis points) plus 400 basis points. The agreement requires quarterly principal payments of CAD $1.25 million ($1.23 million US) plus interest, with the remaining principal amount due at maturity on March 4, 2012. The agreement has a one year extension option exercisable under certain circumstances and subject to certain conditions.

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

Certain of our long-term debt agreements contain customary restrictive covenants related to financial and operating performance. At March 31, 2010, we were in compliance with all restrictive covenants.

Liquidity Requirements

Short-term liquidity requirements consist primarily of normal recurring corporate operating expenses, debt service requirements and distributions to shareholders. We meet these requirements primarily through cash provided by operating activities. Net cash provided by operating activities was $33.5 million for the three months ended March 31, 2010 and $35.3 million for the three months ended March 31, 2009. Net cash used in investing activities was $157.6 million and $21.2 million for the three months ended March 31, 2010 and 2009, respectively. Net cash provided by financing activities was $121.4 million for the three months ended March 31, 2010 and net cash used by financing activities $50.5 million for the three months ended March 31, 2009. We anticipate that our cash on hand, cash from operations, and funds available under our revolving credit facility will provide adequate liquidity to fund our operations, make interest and principal payments on our debt, and allow distributions to our shareholders and avoid corporate level federal income or excise tax in accordance with REIT Internal Revenue Code requirements.

Commitments

As of March 31, 2010, we have agreed to finance $10.9 million in development costs for expansions at four of our existing public charter school properties. Development costs are advanced by us in periodic draws. If we determine that construction is not being completed in accordance with the terms of the development agreement, we can discontinue funding construction draws. We have agreed to lease the expansion facility to the current operator at pre-determined rates.

On October 31, 2007, we entered into a guarantee agreement for economic development revenue bonds with a total principal amount of $22.0 million related to three theatres in Louisiana, maturing on October 31, 2037. The bonds were issued by Southern Theatres for the purpose of financing the development and construction of three megaplex theatres in Louisiana. We earn an annual fee of 1.75% on the outstanding principal amount of the bonds and the fee is paid by Southern Theatres monthly. We evaluated this guarantee in connection with the provisions of FASB ASC Topic 450 on Guarantees (Topic 450). Based on certain criteria, Topic 450 requires a guarantor to record an asset and a liability at inception. Accordingly, we had recorded $4.0 million as a deferred asset included in accounts receivable and $4.0 million included in other liabilities in the accompanying consolidated balance sheet as of December 31, 2008, which represented management’s best estimate of the fair value of the guarantee at inception which will be realized over the term of the guarantee. During the third quarter of 2009, the outstanding principal amount of the bonds was reduced from $22 million to $14.4 million due to a principal repayment. Accordingly, we reduced the asset and liability recorded to reflect the decrease in the outstanding principal balance. We have recorded $2.6 million as a deferred asset included in accounts receivable and $2.6 million included in other liabilities in the accompanying consolidated balance sheet as of March 31, 2010.

We have certain commitments related to our mortgage note investments that we may be required to fund in the future. We are generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of our direct control. As of March 31, 2010, we had three mortgage notes receivable with commitments totaling approximately $20.0 million. The $20.0 million excludes any future amounts that may or may not be funded related to the planned casino and resort development discussed in Note 6 to the consolidated financial statements included in this Quarterly Report on Form 10-Q. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

Liquidity Analysis

In analyzing our liquidity, we generally expect that our cash provided by operating activities will meet our normal recurring operating expenses, recurring debt service requirements and distributions to shareholders.

Considering extensions, our only consolidated debt maturity in 2010 is a $56.3 million mortgage note payable due in September 2010. The $112.5 million mortgage note that is due in October 2010 has a two to four year extension option, upon meeting certain conditions and is related to our entertainment retail center in White Plains, New York that is held in a consolidated joint venture. We have not been financially supporting the joint venture and may decide to surrender the property at the loan’s maturity. In any event, we do not anticipate this loan, which is non-recourse to us, will require a payment from the Company at the October 2010 maturity.

Our cash commitments, as described above, include additional amounts expected to be funded in 2010 of $10.9 million for the public charter school expansions and additional commitments under various mortgage notes receivable totaling $20.0 million. Of the $20.0 million of commitments, approximately $700 thousand is expected to be funded in 2010.

Our sources of liquidity for 2010 to pay the above commitments include the remaining amount available under our revolving credit facility of $108.0 million at March 31, 2010 and unrestricted cash on hand at March 31, 2010 of $21.0 million. Accordingly, while there can be no assurance, we expect that our sources of cash will significantly exceed our expected uses of cash over the remainder of 2010.

In looking at liquidity requirements beyond 2010 and considering extensions, we have no consolidated debt maturities in 2011. We have approximately $286.6 million of consolidated debt maturities in 2012 including the revolving credit facility and term loan, and excluding the mortgage note payable related to our entertainment retail center in White Plains discussed above.

We believe that we will be able to repay, extend, refinance or otherwise settle our debt as the debt comes due in the future, and that we will be able to fund our remaining commitments as necessary. However, there can be no assurance that additional financing or capital will be available, or that terms will be acceptable or advantageous to us.

Our primary use of cash after paying operating expenses, debt service, distributions to shareholders and funding existing commitments is in growing our investment portfolio through the acquisition, development and financing of additional properties. We expect to finance these investments with borrowings under our revolving credit facility, as well as long-term debt and equity financing alternatives. The availability and terms of any such financing will depend upon market and other conditions. If we borrow the maximum amount available under our revolving credit facility, there can be no assurance that we will be able to obtain additional investment financing. (See “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on February 26, 2010).

Off Balance Sheet Arrangements

At March 31, 2010, we had a 23.0% and 22.8% investment interest in two unconsolidated real estate joint ventures, Atlantic-EPR I and Atlantic-EPR II, respectively, which are accounted for under the equity method of accounting. We do not anticipate any material impact on our liquidity as a result of commitments involving those joint ventures. We recognized income of $144 and $136 (in thousands) from our investment in the Atlantic-EPR I joint venture during the three months ended March 31, 2010 and 2009, respectively. We recognized income of $89 and $83 (in thousands) from our investment in the Atlantic-EPR II joint venture during the three months ended March 31, 2010 and 2009, respectively. The joint ventures have two mortgage notes payable each secured by a megaplex theatre. The notes held by Atlantic EPR-I and Atlantic EPR-II total $14.9 million and $12.9 million, respectively, at March 31, 2010, and mature in May 2010 and September 2013, respectively. Subsequent to quarter end, we contributed $15.0 million to Atlantic-EPR I to pay off the partnership’s long-term debt at its May 1, 2010 maturity. Condensed financial information for Atlantic-EPR I and Atlantic-EPR II joint ventures is included in Note 7 to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

The joint venture agreements for Atlantic-EPR I and Atlantic-EPR II allow our partner, Atlantic of Hamburg, Germany (“Atlantic”), to exchange up to a maximum of 10% of its ownership interest per year in each of the joint ventures for common shares of the Company or, at our discretion, the cash value of those shares as defined in each of the joint venture agreements. During 2009, we paid Atlantic cash of $109 and $9 (in thousands), respectively, in exchange for additional ownership of 0.7% and 0.2% for Atlantic-EPR I and Atlantic-EPR II, respectively. During January of 2010, the Company paid Atlantic cash of $51 (in thousands) in exchange for additional ownership of 0.2% for Atlantic-EPR I. During April of 2010, the Company paid Atlantic cash of $232 and $81 (in thousands), respectively, in exchange for additional ownership of 1.0% and 0.7% for Atlantic-EPR I and Atlantic EPR-II, respectively. These exchanges did not impact total partners’ equity in either Atlantic-EPR I or Atlantic-EPR II.

Capital Structure and Coverage Ratios

We believe that our shareholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest, fixed charge and debt service coverage ratios. We expect to maintain our leverage ratio (i.e. total-long term debt of the Company as a percentage of shareholders’ equity plus total liabilities) below 50%. However, the timing and size of our equity offerings may cause us to temporarily operate over this threshold. At March 31, 2010, our leverage ratio was 46%. Our long-term debt as a percentage of our total market capitalization at March 31, 2010 was 38%; however, we do not manage to a ratio based on total market capitalization due to the inherent variability that is driven by changes in the market price of our common shares. We calculate our total market capitalization of $3.5 billion by aggregating the following at March 31, 2010:

•	Common shares outstanding of 42,884,297 multiplied by the last reported sales price of our common shares on the NYSE of $41.13 per share, or $1.8 billion;

•	Aggregate liquidation value of our Series B preferred shares of $80 million;

•	Aggregate liquidation value of our Series C convertible preferred shares of $135 million;

•	Aggregate liquidation value of our Series D preferred shares of $115 million;

•	Aggregate liquidation value of our Series E convertible preferred shares of $86 million and

•	Total long-term debt of $1.3 billion

Our interest coverage ratio for the three months ended March 31, 2010 and 2009 was 3.2 times and 3.1 times, respectively. Interest coverage is calculated as the interest coverage amount (as calculated in the following table) divided by interest expense, gross (as calculated in the following table). We consider the interest coverage ratio to be an appropriate supplemental measure of a company’s ability to meet its interest expense obligations. Our calculation of the interest coverage ratio may be different from the calculation used by other companies, and therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures. The following table shows the calculation of our interest coverage ratios (unaudited, dollars in thousands):

	Three Months Ended March 31,
	2010	2009

Net income	$29,091	$24,095
Interest expense, gross	19,327	17,708
Interest cost capitalized	(83)	(226)
Depreciation and amortization	12,403	12,629
Share-based compensation expense to management and trustees	1,163	1,077
Straight-line rental revenue	(346)	(561)
Transaction costs	7,524	79
Provision for loan losses	700	-
Gain on acquisition	(8,468)	-

Interest coverage amount	$61,311	$54,801

Interest expense, net	$19,219	$17,437
Interest income	25	45
Interest cost capitalized	83	226

Interest expense, gross	$19,327	$17,708

Interest coverage ratio	3.2	3.1

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

	Three Months Ended March 31,
	2010	2009

Net cash provided by operating activities	$33,492	$35,321

Equity in income from joint ventures	233	219
Distributions from joint ventures	(269)	(243)
Amortization of deferred financing costs	(1,236)	(756)
Amortization of above market leases, net	(21)	-
Increase (decrease) in mortgage notes accrued interest receivable	2,982	(403)
Decrease in restricted cash	(304)	(1,008)
Increase in accounts receivable, net	2,246	124
Increase (decrease) in notes and accrued interest receivable	49	(6)
Increase in direct financing lease receivable	1,114	914
Increase in other assets	3,536	2,239
Decrease (increase) in accounts payable and accrued liabilities	(6,660)	731
Decrease (increase) in unearned rents	(273)	669
Straight-line rental revenue	(346)	(561)
Interest expense, gross	19,327	17,708
Interest cost capitalized	(83)	(226)
Transaction costs	7,524	79

Interest coverage amount	$61,311	$54,801

Our fixed charge coverage ratio for the three months ended March 31, 2010 and 2009 was 2.3 times and 2.2 times, respectively. The fixed charge coverage ratio is calculated in exactly the same manner as the interest coverage ratio, except that preferred share dividends are also added to the denominator. We consider the fixed charge coverage ratio to be an appropriate supplemental measure of a company’s ability to make its interest and preferred share dividend payments. Our calculation of the fixed charge coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures. The following table shows the calculation of our fixed charge coverage ratios (unaudited, dollars in thousands):

	Three Months Ended March 31,
	2010	2009

Interest coverage amount	$61,311	$54,801

Interest expense, gross	19,327	17,708
Preferred share dividends	7,552	7,552

Fixed charges	$26,879	$25,260

Fixed charge coverage ratio	2.3	2.2

Our debt service coverage ratio for the three months ended March 31, 2010 and 2009 was 2.4 times and 2.3 times, respectively. The debt service coverage ratio is calculated in exactly the same manner as the interest coverage ratio, except that recurring principal payments are also added to the denominator. We consider the debt service coverage ratio to be an appropriate supplemental measure of a company’s ability to make its debt service payments. Our calculation of the debt service coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures. The following table shows the calculation of our debt service coverage ratios (unaudited, dollars in thousands):

	Three Months Ended March 31,
	2010	2009

Interest coverage amount	$61,311	$54,801

Interest expense, gross	19,327	17,708
Recurring principal payments	6,753	6,124

Debt service	$26,080	$23,832

Debt service coverage ratio	2.4	2.3

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

The following table summarizes our FFO, FFO per share and certain other financial information for the three months ended March 31, 2010 and 2009 (unaudited, in thousands, except per share information):

	Three Months Ended March 31,
	2010	2009
Net income available to common shareholders of Entertainment Properties Trust	$22,523	$17,777
Real estate depreciation and amortization	12,273	12,434
Allocated share of joint venture depreciation	65	65
Noncontrolling interest	(1,033)	(1,323)

FFO available to common shareholders of Entertainment Properties Trust	$33,828	$28,953

FFO per common share attributable to Entertainment Properties Trust:
Basic	$0.79	$0.84
Diluted	0.78	0.84

Shares used for computation (in thousands):
Basic	42,850	34,363
Diluted	43,141	34,363

Other financial information:
Dividends per common share	$0.65	$0.65

The additional 1.9 million common shares that would result from the conversion of our 5.75% Series C cumulative convertible preferred shares and the additional 1.6 million common shares that would result from the conversion of our 9.0% Series E cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted earnings per share and diluted FFO per share for the three months ended March 31, 2010 and 2009 because the effect is anti-dilutive.

Adjusted Funds From Operations (AFFO)

In addition to FFO, AFFO is presented by adding to FFO non-cash impairment charges and provision for loan losses, transaction costs, non-real estate depreciation and amortization, deferred financing fees amortization, costs associated with loan refinancing and share-based compensation expense to management and trustees, and subtracting maintenance capital expenditures (including second generation tenant improvements and leasing commissions), straight-lined rental revenue, the non-cash portion of mortgage and other financing income, amortization of above market leases, net and gain on acquisition. AFFO is a widely used measure of the operating performance of real estate companies and is provided here as a supplemental measure to GAAP net income available to common shareholders and earnings per share, and management provides AFFO herein because it believes this information is useful to investors in this regard. AFFO is a non-GAAP financial measure and should not be considered an alternative to any GAAP liquidity measures. AFFO does not represent cash flows from operations as defined by GAAP and is not indicative that cash flows are adequate to fund all cash needs and is not to be considered an alternative to net income or any other GAAP measure as a measurement of the results of our operations or our cash flows or liquidity as defined by GAAP. It should also be noted that not all REITs calculate AFFO the same way so comparisons with other REITs may not be meaningful.

The following table summarizes our AFFO for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
Diluted FFO available to common shareholders of Entertainment Properties Trust	$33,828	$28,953
Adjustments:
Provision for loan losses	700	-
Transaction costs	7,524	79
Non-real estate depreciation and amortization	130	196
Deferred financing fees amortization	1,236	756
Share-based compensation expense to management and trustees	1,163	1,077
Maintenance capital expenditures (1)	(288)	(574)
Straight-lined rental revenue	(346)	(561)
Non-cash portion of mortgage and other financing income	(2,006)	(1,744)
Amortization of above market leases, net	21	-
Gain on acquisition	(8,468)	-

AFFO available to common shareholders of Entertainment Properties Trust	$33,494	$28,182

(1)	Includes maintenance capital expenditures and second generation tenant improvements and leasing commissions.

Impact of Recently Issued Accounting Standards

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU No. 2010-6”). This statement requires new disclosures and clarifies existing disclosure requirements about fair value measurement. ASU No. 2010-06 only applies to disclosures related to estimated fair values as disclosed in Note 10 to the consolidated financial statements in this Form 10-Q. Among these amendments, entities will be required to provide enhanced disclosures about transfers into and out of the Level 1 and Level 2 classifications, provide separate disclosures about purchases, sales, issuances and settlements relating to the tabular reconciliation of beginning and ending balances of the Level 3 classification and provide greater disaggregation for each class of assets and liabilities that use fair value measurements. Except for the detailed Level 3 roll-forward disclosures, the new standard is effective for the Company for interim and annual reporting periods beginning after December 31,

2009. The adoption of this accounting standards amendment did not have a material impact on the Company’s consolidated financial statements. The requirement to provide detailed disclosures about the purchases, sales, issuances and settlements in the roll-forward activity for Level 3 fair value measurements is effective for the Company for interim and annual reporting periods beginning after December 31, 2010. The Company does not expect that the adoption of these new disclosure requirements will have a material impact on its consolidated financial statements.

In February 2010, the FASB issued an amendment to the accounting standards related to the accounting for, and disclosure of, subsequent events in an entity’s consolidated financial statements. This standard amends the authoritative guidance for subsequent events that was previously issued and among other things exempts Securities and Exchange Commission registrants from the requirement to disclose the date through which it has evaluated subsequent events for either original or restated financial statements. This standard does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provides different guidance on the accounting treatment for subsequent events or transactions. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, primarily relating to potential losses due to changes in interest rates and foreign currency exchange rates. We seek to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new long-term fixed rate borrowings whenever possible. We also have a $215 million secured revolving credit facility with $107 million outstanding as of March 31, 2010, a $160.0 million term loan facility with $92.9 million outstanding as of March 31, 2010, a $10.7 million bond, a $56.25 million term loan and a $117.3 million term loan, all of which bear interest at a floating rate. As further described in Note 9 to the consolidated financial statements in this Quarterly Report on Form 10-Q, $89.3 million of the term loans are LIBOR based debt that has been converted to a fixed rate with seven interest rate swaps and the $117.3 million term loan includes $114.0 million of LIBOR based debt that has been converted to a fixed rate with two interest rate swaps.

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

We financed the acquisition of our five Canadian entertainment retail centers with fixed rate mortgage loans from a Canadian lender in the original aggregate principal amount of approximately U.S. $195 million. The loans were made and are payable by us in Canadian dollars (CAD), and the rents received from tenants of the properties are payable in CAD.

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

We have not yet hedged any of our net investment in the CAD denominated investment in Toronto Dundas Square.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On December 31, 2009, the Company filed a petition with the Western District Court of Missouri against Mr. Cappelli, Concord Resort, LLC and certain of their affiliates seeking payment of amounts due under the various loans to them by the Company that are in default. The Company is also seeking a declaratory judgment that it has no obligation to make an additional advance to Concord Resort under any prior loan commitment. The defendants in this action have removed the case to the U.S. District Court for the Western District of Missouri and the defendant unsuccessfully attempted to transfer venue to a U.S. District Court in the State of New York.

On April 9, 2010, Louis Cappelli and related entities filed a complaint with the Supreme Court of the State of New York, County of Westchester against the Company and certain of its subsidiaries seeking (i) declaratory relief and money damages of $1.0 billion relating to the casino resort project in Sullivan County, New York, and (ii) declaratory relief and derivative relief and money damages of approximately $217 million for various claims alleging breach of contract and fiduciary duties in connection with the entertainment retail center in White Plains, New York.

Management of the Company is currently unable to predict the outcome of these litigation proceedings, but believes the current status of the litigation proceedings against the Company does not warrant accrual under the guidance of FASB ASC Topic 450-20, “Loss Contingencies”, since the amount of any liability is neither probable nor reasonably estimable. As such, no amounts have been accrued in the financial statements. The Company intends to vigorously pursue its claims against Mr. Cappelli and his affiliates and to vigorously defend the claims asserted against the Company and certain of its subsidiaries by Mr. Cappelli and his affiliates for which it believes it has meritorious defenses.

Item 1A. Risk Factors

Except as provided below, there were no material changes during the quarter from the risk factors previously discussed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009. The information below updates and replaces the risk factor “We previously made several investments with a developer, including a significant loan commitment on a planned resort development. There can be no assurance that the resort development will be completed or that the deterioration of the developer’s financial condition or sources of liquidity will not have a material adverse effect on the resort development or our other investments with the developer.” previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009:

We previously made several investments with a developer, including a significant loan commitment on a planned resort development. There can be no assurance that the resort development will be completed or that the deterioration of the developer’s financial condition or sources of liquidity will not have a material adverse effect on the resort development, our other investments with the developer or our financial condition and results of operations.

Concord Resorts owes us in excess of $133.1 million pursuant to a secured first mortgage loan related to a planned resort development in Sullivan County, New York. Our commitment to advance additional funds is no longer applicable due to the developer’s continuing inability to meet the required terms. Concord Resorts has ceased making interest payments to us as contractually obligated under the loan agreement and is therefore in default. Because the resort development is delayed indefinitely, there can be no assurance that our investment in Concord Resorts (the net carrying value of which was $133.1 million at March 31, 2010) will not be subject to an impairment loss, which could result in a material adverse impact on our financial condition and results of operations.

Concord Resorts is controlled by Louis Cappelli, a real estate developer with whom we have several other investments, including the entertainment retail centers in New Rochelle, New York and White Plains, New York and $30.7 million of loans to Mr. Cappelli and his affiliates. During the fiscal year ended December 31, 2009, we recorded an impairment charge for our interest in the White Plains entertainment retail center of $35.8 million, and have established a $28.7 million loan loss reserve on impaired loans to Mr. Cappelli and his affiliates. Additionally, during the three month period ended March 31, 2010, we established an additional $0.7 million loan loss reserve on an impaired loan to our minority joint venture partner in New Roc, an affiliate of Mr. Cappelli.

There can be no assurance that the cancellation or indefinite delay of the Concord Resorts development, or the deterioration of Mr. Cappelli’s financial condition or sources of liquidity, would not have a material adverse effect on our investments with Mr. Cappelli, our ability to collect amounts due under the loans to Mr. Cappelli and his affiliates or our financial condition and results of operations.

We are engaged in pending litigation proceedings with a developer, which if not resolved in our favor, could harm our business.

On December 31, 2009, we filed a petition with the Western District of Missouri seeking payment of amounts due under the various loans to Mr. Cappelli and his affiliates, including Concord Resorts, and a declaratory judgment that we have no obligation to make an additional advance to Concord Resorts under any prior loan commitment.

On April 9, 2010, Mr. Cappelli and certain of his affiliates filed a complaint against us and certain of our subsidiaries in the Supreme Court of the State of New York, County of Westchester, seeking money damages totaling approximately $1.2 billion relating to the casino project in Sullivan County and the entertainment retail center in White Plains, New York, along with declaratory relief and derivative relief.

We intend to vigorously pursue our claims against Mr. Cappelli and his affiliates, and to vigorously defend the claims made by Mr. Cappelli and certain of his affiliates against us. While the Company believes that the claims it has asserted against Mr. Cappelli and his affiliates are meritorious, and that the claims asserted by Mr. Cappelli and his affiliates against us are without merit, there can be no assurance as to the result of the claims or their likely impact on the Company. In the event either of the claims, or any additional claims, are determined adversely against us, such verdicts may severely impact our business and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31, 2010 common stock	65,289	(1)	$35.29	-	$-
February 1 through February 28, 2010 common stock	35,000	(1)	35.30	-	-
March 1 through March 31, 2010 common stock	83,589	(1)	39.44	-	-

Total	183,878		$37.18	-	$-

(1)

The repurchase of equity securities during January of 2010 were completed in conjunction with the vesting of employee nonvested shares and employee stock option exercises. The repurchase of equity securities in February and March of 2010 were completed in conjunction with employee stock option exercises and the repayment of shareholder loans. These repurchases were not made pursuant to a publicly announced plan or program.

Item 3. Defaults Upon Senior Securities

There were no reportable events during the quarter ended March 31, 2010.

Item 4. (Removed and Reserved)

Item 5. Other Information

There were no reportable events during the quarter ended March 31, 2010.

Item 6. Exhibits

10.1

Credit Agreement, dated March 4, 2010, among Entertainment Properties Trust, certain of its subsidiaries, Royal Bank of Canada, as agent, and the lenders party thereto, which is attached as Exhibit 4.1 to the Company’s Form 8-K (Commission File No. 001-13561) filed on March 10, 2010, is hereby incorporated by reference as Exhibit 10.1

10.2

Parent Guarantee, dated March 4, 2010, issued by Entertainment Properties Trust to Royal Bank of Canada, as agent, which is attached as Exhibit 4.2 to the Company’s Form 8-K (Commission File No. 001-13561) filed on March 10, 2010, is hereby incorporated by reference as Exhibit 10.2

10.3

Pledge and Security Agreement, dated March 4, 2010, between Entertainment Properties Trust and Royal Bank of Canada, as agent, which is attached as Exhibit 4.3 to the Company’s Form 8-K (Commission File No. 001-13561) filed on March 10, 2010, is hereby incorporated by reference as Exhibit 10.3

31.1*

Certification of David M. Brain, Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*

Certification of Mark A. Peterson, Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

ENTERTAINMENT PROPERTIES TRUST

Dated: May 3, 2010	By	/s/ David M. Brain

David M. Brain, President – Chief Executive Officer (Principal Executive Officer)

Dated: May 3, 2010	By	/s/ Mark A. Peterson

Mark A. Peterson, Vice President – Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document

10.1

Credit Agreement, dated March 4, 2010, among Entertainment Properties Trust, certain of its subsidiaries, Royal Bank of Canada, as agent, and the lenders party thereto, which is attached as Exhibit 4.1 to the Company’s Form 8-K (Commission File No. 001-13561) filed on March 10, 2010, is hereby incorporated by reference as Exhibit 10.1

10.2

Parent Guarantee, dated March 4, 2010, issued by Entertainment Properties Trust to Royal Bank of Canada, as agent, which is attached as Exhibit 4.2 to the Company’s Form 8-K (Commission File No. 001-13561) filed on March 10, 2010, is hereby incorporated by reference as Exhibit 10.2

10.3

Pledge and Security Agreement, dated March 4, 2010, between Entertainment Properties Trust and Royal Bank of Canada, as agent, which is attached as Exhibit 4.3 to the Company’s Form 8-K (Commission File No. 001-13561) filed on March 10, 2010, is hereby incorporated by reference as Exhibit 10.3

31.1*

Certification of David M. Brain, Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*

Certification of Mark A. Peterson, Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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