Form 10-Q
period 2010-06-30
ENTERTAINMENT PROPERTIES TRUST
filed 2010-08-04
CIK 1045450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Yes ☒                    No ☐

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

Yes ☐                    No ☒

At August 3, 2010, there were 46,496,931 common shares of beneficial interest outstanding.

CAUTIONARY STATEMENT CONCERNING FORWARD LOOKING STATEMENTS

With the exception of historical information, certain statements contained or incorporated by reference herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements may refer to our financial condition, results of operations, plans, objectives, acquisition or disposition of properties, future expenditures for development projects, capital resources, future financial performance and business. Forward-looking statements are not guarantees of performance. They involve numerous risks, uncertainties and assumptions. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “will be,” “continue,” “hope,” “goal,” “forecast,” “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans” “would,” “may” or other similar expressions in this Quarterly Report on Form 10-Q. In addition, references to our budgeted amounts are forward looking statements. Factors that could materially and adversely affect us include, but are not limited to, the factors listed below:

•	General international, national, regional and local business and economic conditions;

•	Current levels of market volatility are unprecedented;

•	The state of the credit markets;

•	The failure of a bank to fund a request by us to borrow money;

•	Failure of banks in which we have deposited funds;

•	Defaults in the performance of lease terms by our tenants and the financial condition of our tenants;

•	Defaults or bankruptcy by our customers, mortgagors, borrowers and counterparties on their obligations owed to us;

•	A borrower’s bankruptcy or default;

•	A significant development project may not be completed as planned;

•	The obsolescence of older multiplex theaters owned by some of our tenants;

•	Risks of operating in the entertainment industry;

•	Our ability to compete effectively;

•	The majority of our megaplex theater properties are leased by a single tenant;

•	A single tenant leases or is the mortgagor of all our ski area investments;

•	A single tenant leases all of our charter schools;

•	Risks associated with use of leverage to acquire properties;

•	Financing arrangements that require lump-sum payments;

•	Our ability to sustain the rate of growth we have had in recent years;

•	Our ability to raise capital;

•	Covenants in our debt instruments that limit our ability to take certain actions;

•	Risks of acquiring and developing properties and real estate companies;

•	The lack of diversification of our investment portfolio;

•	Our continued qualification as a REIT;

•	The ability of our subsidiaries to satisfy their obligations;

•	Development and financing arrangements that expose us to funding or purchase risks;

•	We have a limited number of employees and the loss of personnel could harm operations;

•	Fluctuations in the value of real estate income and investments and the fact that our real estate investments are relatively illiquid;

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

•	Our ability to secure adequate insurance and risk of potential uninsured losses, including from natural disasters;

•	Risks involved in joint ventures;

•	Risks in leasing multi-tenant properties;

•	A failure to comply with the Americans with Disabilities Act, environmental or other laws;

•	Risks associated with our ownership of assets in foreign countries;

•	Risks associated with owning or financing properties for which the tenant’s or mortgagor’s operations may be impacted by weather conditions and climate change;

•	Risks associated with the ownership of vineyards;

•	Our ability to pay dividends in cash or at current rates;

•	Fluctuations in interest rates;

•	Fluctuations in the market prices for our shares;

•	Certain limits on change in control imposed under law and by our Declaration of Trust and Bylaws;

•	Policy changes obtained without the approval of our shareholders;

•	Equity issuances could dilute the value of our shares;

•	Risks associated with changes in the Canadian exchange rate; and

•	Changes in laws and regulations, including tax laws and regulations.

These forward-looking statements represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. For further discussion of these factors see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on February 26, 2010 and, to the extent applicable, our Quarterly Reports on Form 10-Q.

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

PART I – FINANCIAL INFORMATION

Item  1.  Financial Statements

ENTERTAINMENT PROPERTIES TRUST

Consolidated Balance Sheets

(Dollars in thousands except share data)

	June 30, 2010	December 31, 2009

Assets	(Unaudited)
Rental properties, net of accumulated depreciation of $273,286 and $258,638 at June 30, 2010 and December 31, 2009, respectively;	$2,018,042	$1,854,629
Land held for development	184,457	4,457
Property under development	7,779	8,272
Mortgage notes and related accrued interest receivable, net	304,955	522,880
Investment in a direct financing lease, net	216,419	169,850
Investment in joint ventures	19,423	4,080
Cash and cash equivalents	20,144	23,138
Restricted cash	16,351	12,857
Intangible assets, net	35,534	6,727
Deferred financing costs, net	21,620	12,136
Accounts receivable, net	37,195	33,289
Notes and related accrued interest receivable, net	5,159	7,898
Other assets	23,576	20,519

Total assets	$2,910,654	$2,680,732

Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$37,190	$28,411
Common dividends payable	30,222	27,880
Preferred dividends payable	7,552	7,552
Unearned rents and interest	9,206	7,509
Long-term debt	1,208,567	1,141,423

Total liabilities	1,292,737	1,212,775

Equity:
Common Shares, $.01 par value; 75,000,000 shares authorized; and 47,654,909 and 43,867,677 shares issued at June 30, 2010 and December 31, 2009, respectively	476	438
Preferred Shares, $.01 par value; 25,000,000 shares authorized:
3,200,000 Series B shares issued at June 30, 2010 and December 31, 2009; liquidation preference of $80,000,000	32	32
5,400,000 Series C convertible shares issued at June 30, 2010 and December 31, 2009; liquidation preference of $135,000,000	54	54
4,600,000 Series D shares issued at June 30, 2010 and December 31, 2009; liquidation preference of $115,000,000	46	46
3,450,000 Series E convertible shares issued at June 30, 2010 and December 31, 2009; liquidation preference of $86,250,000	35	35
Additional paid-in-capital	1,780,628	1,633,116
Treasury shares at cost: 1,158,982 and 974,749 common shares at June 30, 2010 and December 31, 2009, respectively	(36,812)	(29,968)
Loans to shareholders	(281)	(1,925)
Accumulated other comprehensive income	21,188	18,961
Distributions in excess of net income	(175,463)	(147,927)

Entertainment Properties Trust shareholders’ equity	1,589,903	1,472,862

Noncontrolling interests	28,014	(4,905)

Equity	1,617,917	1,467,957

Total liabilities and equity	$2,910,654	$2,680,732

See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST

Consolidated Statements of Income

(Unaudited)

(Dollars in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Rental revenue	$58,018	$48,207	$113,045	$96,153
Tenant reimbursements	6,485	3,560	11,514	7,414
Other income	45	728	280	1,868
Mortgage and other financing income	13,013	11,224	25,605	21,742

Total revenue	77,561	63,719	150,444	127,177

Property operating expense	9,010	4,699	16,196	10,186
Other expense	143	854	480	1,472
General and administrative expense	4,633	4,239	9,722	8,285
Interest expense, net	18,726	15,739	36,229	31,451
Costs associated with loan refinancing	15,247	117	15,247	117
Transaction costs	111	37	7,635	116
Provision for loan losses	-	-	700	-
Depreciation and amortization	13,007	10,183	24,708	20,734

Income before equity in income from joint ventures, gain from acquisition and discontinued operations	16,684	27,851	39,527	54,816

Equity in income from joint ventures	423	225	656	444
Gain on acquisition	-	-	8,468	-

Income from continuing operations	$17,107	$28,076	$48,651	$55,260

Discontinued operations:

Loss from discontinued operations	(1,425)	(2,080)	(3,879)	(5,170)
Loss on sale of real estate	(934)	-	(934)	-

Net income	14,748	25,996	43,838	50,090

Net loss attributable to noncontrolling interests	840	1,708	1,825	2,943

Net income attributable to Entertainment Properties Trust	15,588	27,704	45,663	53,033

Preferred dividend requirements	(7,552)	(7,552)	(15,103)	(15,103)

Net income available to common shareholders of Entertainment Properties Trust	$8,036	$20,152	$30,560	$37,930

Per share data attributable to Entertainment Properties Trust common shareholders:

Basic earnings per share data:
Income from continuing operations available to common shareholders	$0.21	$0.59	$0.76	$1.15
Loss from discontinued operations	(0.03)	(0.01)	(0.06)	(0.06)

Net income available to common shareholders	$0.18	$0.58	$0.70	$1.09

Diluted earnings per share data:
Income from continuing operations available to common shareholders	$0.21	$0.59	$0.76	$1.15
Loss from discontinued operations	(0.03)	(0.01)	(0.07)	(0.06)

Net income available to common shareholders	$0.18	$0.58	$0.69	$1.09

Shares used for computation (in thousands):
Basic	44,869	34,970	43,865	34,678
Diluted	45,214	34,992	44,185	34,686

See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST

Consolidated Statement of Changes in Equity

Six Months Ended June 30, 2010

(Unaudited)

(Dollars in thousands)

	Entertainment Properties Trust Shareholders
	Common Stock			Preferred Stock				Additional paid-in capital		Treasury shares		Loans to shareholders		Accumulated other comprehensive income		Distributions in excess of net income		Noncontrolling Interests		Total
	Shares		Par	Shares		Par
Balance at December 31, 2009	43,867,677	$	438	16,650,000	$	167	$	1,633,116	$	(29,968)	$	(1,925)	$	18,961	$	(147,927)	$	(4,905)	$	1,467,957
Restricted share units issued to Trustees	10,506		—	—		—		473		—		—		—		—		—		473
Issuance of nonvested shares, including nonvested shares issued for the payment of bonuses	116,128		1	—		—		1,295		—		—		—		—		—		1,296
Cancellation of 355 employee nonvested shares	—		—	—		—		8		(8)		—		—		—		—		—
Amortization of nonvested shares	—		—	—		—		1,793		—		—		—		—		—		1,793
Share option expense	—		—	—		—		332		—		—		—		—		—		332
Foreign currency translation adjustment	—		—	—		—		—		—		—		(6,849)		—		—		(6,849)
Change in unrealized gain/loss on derivatives	—		—	—		—		—		—		—		401		—		—		401
Loss reclassified from accumulated other comprehensive income into earnings from termination of derivatives	—		—	—		—		—		—		—		8,675		—		—		8,675
Non-cash payment received on shareholder loans of 86,056 common shares	—		—	—		—		—		(3,261)		1,644		—		—		—		(1,617)
Net income (loss)	—		—	—		—		—		—		—		—		45,663		(1,825)		43,838
Purchase of 61,869 common shares for treasury	—		—	—		—		—		(2,182)		—		—		—		—		(2,182)
Issuances of common shares, net of costs of $6,623	3,603,341		36	—		—		141,073		—		—		—		—		—		141,109
Stock option exercises, net	57,257		1	—		—		1,055		(1,393)		—		—		—		—		(337)
Dividends to common and preferred shareholders	—		—	—		—		—		—		—		—		(73,199)		—		(73,199)
Contributions from noncontrolling interests	—		—	—		—		—		—		—		—		—		11		11
Impact of litigation settlement including option granted on Concord land	—		—	—		—		1,483		—		—		—		—		34,733		36,216

Balance at June 30, 2010	47,654,909		$476	16,650,000		$167		$1,780,628		$(36,812)		$(281)		$21,188		$(175,463)		$28,014		$1,617,917

See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$14,748	$25,996	$43,838	$50,090

Other comprehensive income (loss):
Foreign currency translation adjustment	(15,637)	18,143	(6,849)	10,477

Change in unrealized gain (loss) on derivatives	4,122	(5,990)	401	5,643

Comprehensive income	3,233	38,149	37,390	66,210
Comprehensive income attributable to the noncontrolling interests	840	1,708	1,825	2,943

Comprehensive income attributable to Entertainment Properties Trust	$4,073	$39,857	$39,215	$69,153

See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2010	2009
Operating activities:
Net income	$43,838	$50,090

Adjustments to reconcile net income to net cash provided by operating activities:
Gain on acquisition	(8,468)	-
Provision for loan losses	700	-
Loss from discontinued operations	4,813	5,170
Costs associated with loan refinancing	5,958	117
Equity in income from joint ventures	(656)	(444)
Distributions from joint ventures	855	493
Depreciation and amortization	24,708	20,734
Amortization of deferred financing costs	2,626	1,449
Amortization of above market leases, net	61	-
Share-based compensation expense to management and trustees	2,334	2,155
Decrease in restricted cash	3,093	2,133
Increase in mortgage notes accrued interest receivable	(811)	(244)
Decrease (increase) in accounts receivable, net	(3,388)	1,956
Decrease (increase) in notes receivable accrued interest	(685)	198
Increase in direct financing lease receivable	(2,337)	(1,856)
Increase in other assets	(3,026)	(3,353)
Increase (decrease) in accounts payable and accrued liabilities	5,938	(952)
Decrease in unearned rents and interest	(1,465)	(497)

Net operating cash provided by continuing operations	74,088	77,149
Net operating cash provided (used) by discontinued operations	555	(132)

Net cash provided by operating activities	74,643	77,017

Investing activities:
Acquisition of rental properties and other assets	(237,835)	(2,450)
Investment in unconsolidated joint ventures	(15,181)	(13)
Investment in mortgage notes receivable	(5,839)	(28,536)
Cash paid related to Cappelli settlement	(4,586)	-
Proceeds from mortgage note receivable paydown	-	3,512
Investment in promissory notes receivable	-	(3,858)
Proceeds from promissory note receivable paydown	-	1,000
Investment in direct financing lease, net	(44,232)	-
Additions to properties under development	(1,695)	(12,337)

Net cash used in investing activities of continuing operations	(309,368)	(42,682)
Net cash used in other investing activities of discontinued operations	(1,259)	-
Net proceeds from sale of real estate from discontinued operations	6,301	-

Net cash used in investing activities	(304,326)	(42,682)

Financing activities:
Proceeds from long-term debt facilities	808,256	43,006
Principal payments on long-term debt	(628,606)	(83,989)
Deferred financing fees paid	(13,800)	(4,786)
Net proceeds from issuance of common shares	141,055	44,408
Impact of stock option exercises, net	(336)	-
Purchase of common shares for treasury	(2,182)	(1,202)
Contribution (distributions) paid from (to) noncontrolling interests	12	(140)
Dividends paid to shareholders	(70,803)	(65,379)

Net cash provided (used) by financing activities of continuing operations	233,596	(68,082)
Net cash provided (used) by financing activities of discontinued operations	(4,842)	(294)

Net cash provided (used) in financing activities	228,754	(68,376)
Effect of exchange rate changes on cash	(2,065)	161

Net decrease in cash and cash equivalents	(2,994)	(33,880)
Cash and cash equivalents at beginning of the period	23,138	50,082

Cash and cash equivalents at end of the period	$20,144	$16,202

Supplemental information continued on next page.

ENTERTAINMENT PROPERTIES TRUST

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

Continued from previous page.

	Six Months Ended June 30,
	2010	2009
Supplemental schedule of non-cash activity:
Transfer of property under development to rental property	$2,089	$22,074
Issuance of nonvested shares and restricted share units at fair value, including nonvested shares issued for payment of bonuses	$4,718	$3,977
Receipt of 86,056 common shares in payment of shareholder loans	$3,261	$-
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$35,228	$34,469
Cash paid (received) during the period for income taxes	$520	$(607)

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

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. In addition, operating results for the six month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The Company consolidates certain entities if it is deemed to be the primary beneficiary in a variable interest entity (VIE), as defined in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic on Consolidation. The equity method of accounting is applied to entities in which the Company is not the primary beneficiary, or does not have effective control, but can exercise influence over the entity with respect to its operations and major decisions.

The Company adopted Accounting Standards Update (ASU) 2009-17 “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (ASU 2009-17) on January 1, 2010. ASU 2009-17 amends FIN 46R to require an analysis to determine whether a variable interest gives a company a controlling financial interest in a variable interest entity. This statement requires an ongoing reassessment of and eliminates the quantitative approach previously required for determining whether a company is the primary beneficiary and requires enhanced disclosures on variable interest entities. The adoption of this statement did not have an impact on the Company’s financial position or results of operations for the six months ended June 30, 2010.

The Company reports its noncontrolling interests as required by the Consolidation Topic of the FASB ASC. Noncontrolling interest is the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. The ownership interests in the subsidiary that are held by owners other than the parent are noncontrolling interests. Such noncontrolling interests are reported on the consolidated balance sheets within equity, separately from the Company’s equity. On the consolidated statements of income, revenues, expenses and net income or loss from less-than-wholly-owned subsidiaries are reported at the consolidated amounts, including both the amounts attributable to the

Company and noncontrolling interests. Consolidated statements of changes in shareholder’s equity are included for both quarterly and annual financial statements, including beginning balances, activity for the period and ending balances for equity, noncontrolling interests and total equity. The Company does not have any redeemable noncontrolling interests under the scope of the Distinguishing Liabilities from Equity guidance of the FASB ASC.

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

Revenue Recognition

Rents that are fixed and determinable are recognized on a straight-line basis over the minimum terms of the leases. Base rent escalation on leases that are dependent upon increases in the Consumer Price Index (CPI) is recognized when known. Straight-line rent receivable is included in accounts receivable and was $25.5 million and $26.1 million at June 30, 2010 and December 31, 2009, respectively. In addition, most of the Company’s tenants are subject to additional rents if gross revenues of the properties exceed certain thresholds defined in the lease agreements (percentage rents). Percentage rents are recognized at the time when specific triggering events occur as provided by the lease agreements. Percentage rents of $977 thousand and $649 thousand were recognized for the six months ended June 30, 2010 and 2009, respectively. Lease termination fees are recognized when the related leases are canceled and the Company has no obligation to provide services to such former tenants. No termination fees were recognized during the six months ended June 30, 2010 or 2009.

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

Allowance for Doubtful Accounts

The Company makes quarterly estimates of the collectability of its accounts receivable related to base rents, tenant escalations (straight-line rents), reimbursements and other revenue or income. The Company specifically analyzes trends in accounts receivable, historical bad debts, customer credit worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of its allowance for doubtful accounts. In addition, when customers are in bankruptcy, the Company makes estimates of the expected recovery of pre-petition administrative and damage claims. These estimates have a direct impact on the Company’s net income.

Mortgage Notes and Other Notes Receivable

Mortgage notes and other notes receivable, including related accrued interest receivable, consist of loans originated by the Company and the related accrued and unpaid interest income as of the balance sheet date. Mortgage notes and other notes receivable are initially recorded at the amount advanced to the borrower and the Company defers certain loan origination and commitment fees, net of certain origination costs, and amortizes them over the term of the related loan. Interest income on performing loans is accrued as earned. The Company evaluates the collectability of both interest and principal of each of its loans to determine whether it is impaired. A loan is considered to be impaired when, based on current information and events, the Company determines that it is probable that it will be unable to collect all amounts due according to the existing contractual terms. An insignificant delay or shortfall in amounts of payments does not necessarily result in the loan being identified as impaired. When a loan is considered to be impaired, the amount of loss, if any, is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the loan’s effective interest rate or to the fair value of the Company’s interest in the underlying collateral, less costs to sell, if the loan is collateral dependent. For impaired loans, interest income is recognized on a cash basis, unless the Company determines based on the loan to estimated fair value ratio the loan should be on the cost recovery method, and any cash payments received would then be reflected as a reduction of principal. Interest income recognition is recommenced if and when the impaired loan becomes contractually current and performance is demonstrated to be resumed.

Concentrations of Risk

American Multi-Cinema, Inc. (AMC) is the lessee of a substantial portion (39%) of the megaplex theatre rental properties held by the Company (including joint venture properties) at June 30, 2010 as a result of a series of sale leaseback transactions pertaining to a number of AMC megaplex theatres. A substantial portion of the Company’s total revenues (approximately $56.3 million or 37% and $50.7 million or 40% for the six months ended June 30, 2010 and 2009, respectively) result from the revenue by AMC under the leases, or its parent, AMC Entertainment, Inc. (AMCE), as the guarantor of AMC’s obligations under the leases. AMCE had total assets of $3.7 billion and $3.7 billion, total liabilities of $2.9 billion and $2.7 billion and total stockholders’ equity of $761 million and $1.0 billion at April 1, 2010 and April 2, 2009, respectively. AMCE had net earnings of $69.8 million for the fifty-two weeks ended April 1, 2010 and a net loss of $81.2 million for the fifty-two weeks ended April 2, 2009. AMCE has publicly held debt and the foregoing financial information was reported in its consolidated financial information which is publicly available.

For the six months ended June 30, 2010, approximately $28.6 million, or 19% of total revenue was derived from the Company’s five entertainment retail centers in Ontario, Canada. For the six months ended June 30, 2009, approximately $16.9 million, or 13% of total revenue was derived from the Company’s four entertainment retail centers in Ontario, Canada. For the six months ended June 30, 2010 and 2009, no mortgage financing interest income was recognized related to the Company’s previous mortgage note receivable held in respect of Toronto Dundas Square, a 13-level entertainment retail center located in downtown Toronto, consisting of 330,000 square feet of net rentable area and a signage business consisting of 25,000 square feet of digital and static signage. As further described in Notes 4 and 9, the Company acquired this project on March 4, 2010 and paid off the related term loan on June 30, 2010. The Company’s wholly owned subsidiaries that hold the Canadian entertainment retail centers (including Toronto Dundas Square) and third-party debt represent approximately $340.9 million or 21% of the Company’s net assets as of June 30, 2010. The Company’s wholly owned subsidiaries that hold the Canadian entertainment retail centers and third-party debt and held the previous mortgage note receivable related to Toronto Dundas Square (net of loan loss reserve) represented approximately $228.6 million or 16% of the Company’s net assets as of December 31, 2009.

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

Share based compensation expense consists of share option expense, amortization of nonvested share grants, and shares and share units issued to non-employee Trustees for payment of their annual retainers. Share based compensation is included in general and administrative expense in the accompanying consolidated statements of income, and totaled $2.3 million and $2.2 million for the six months ended June 30, 2010 and 2009, respectively.

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

The expense related to share options included in the determination of net income for the six months ended June 30, 2010 and 2009 was $332 thousand and $331 thousand, respectively. The following assumptions were used in applying the Black-Scholes option pricing model at the grant dates: risk-free interest rate of 2.6% to 3.1% and 2.6% to 2.8% for the six months ended June 30, 2010 and 2009, respectively, dividend yield of 6.6% and 6.5% to 6.6% for the six months ended June 30, 2010 and 2009, respectively, volatility factors in the expected market price of the Company’s common shares of 39.5% and 31.4% to 37.5% for the six months ended June 30, 2010 and 2009, respectively, no expected forfeitures and an expected life of eight years. The Company uses historical data to estimate the expected life of the option and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Additionally, expected volatility is computed based on the average historical volatility of the Company’s publicly traded shares.

Nonvested Shares Issued to Employees

The Company grants nonvested shares to employees pursuant to both the Annual Incentive Program and the Long-Term Incentive Plan. The Company amortizes the expense related to the nonvested shares awarded to employees under the Long-Term Incentive Plan and the premium awarded under the nonvested share alternative of the Annual Incentive Program on a straight-line basis over the future vesting period (three to five years). Total expense recognized related to all nonvested shares was $1.8 million and $1.6 million for the six months ended June 30, 2010 and 2009, respectively.

Shares Issued to Non-Employee Trustees

Prior to 2009, the Company issued shares to non-employee Trustees for payment of their annual retainers. These shares vested immediately but could not be sold for a period of one year from the grant date. This expense was amortized by the Company on a straight-line basis over the year of service by the non-employee Trustees. Total expense recognized related to shares issued to non-employee Trustees was $111 thousand for the six months ended June 30, 2009.

Restricted Share Units Issued to Non-Employee Trustees

The Company issues restricted share units to non-employee Trustees for payment of their annual retainers. The fair value of the share units granted was based on the share price at the date of grant. The share units vest upon the earlier of the day preceding the next annual meeting of shareholders or a change of control. The settlement date for the shares is selected by the non-employee trustee, and ranges from three years from the grant date to upon termination of service. This expense was amortized by the Company on a straight-line basis over the year of service by the non-employee Trustees. Total expense recognized related to shares issued to non-employee Trustees was $209 thousand and $65 thousand for the six months ended June 30, 2010 and 2009, respectively.

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

The Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

Subsequent Events

The Company evaluated subsequent events through the time of filing these financial statements with the SEC.

Reclassifications

Certain reclassifications have been made to the prior period amounts to conform to the current period presentation.

3. Rental Properties

The following table summarizes the carrying amounts of rental properties as of June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010	December 31, 2009
	(Unaudited)

Buildings and improvements	$1,682,156	$1,558,465
Furniture, fixtures & equipment	73,711	68,227
Land	535,461	486,575

	2,291,328	2,113,267
Accumulated depreciation	(273,286)	(258,638)

Total	$2,018,042	$1,854,629

Depreciation expense on rental properties was $22.7 million and $19.5 million for the six months ended June 30, 2010 and 2009, respectively.

4. Acquisitions and Disposition

On January 22, 2010, the Company acquired, through a wholly-owned subsidiary, five public charter school properties from Imagine Schools, Inc. and funded one expansion at a previously acquired public charter school property for a total acquisition price of $44.1 million. The properties are leased under a long-term triple-net master lease that is classified as a direct financing lease as described in Note 5. The five properties are located in Florida, Indiana and Ohio and the expansion is located in Michigan. Additionally, the Company has agreed to finance $10.9 million in development costs for expansions at four of its existing public charter school properties as discussed further in Note 18.

On March 4, 2010, the Company completed the acquisition of Toronto Dundas Square, previously in receivership, by paying off senior debt of approximately $122 million Canadian dollars (CAD) ($119 million US). As a result of the closing of this acquisition, the Company’s second mortgage note on the project has been extinguished. The Company closed on a CAD $100 million ($98 million US) first mortgage term loan with a group of banks in conjunction with the acquisition. As further described in Note 9, this term loan was paid in full on June 30, 2010.

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

During the quarter ended September 30, 2009, the Company recorded a provision for loan loss of CAD $37.6 million ($34.8 million U.S.) related to its mortgage note investment in the project. As the mortgage note was extinguished upon acquisition of the project, the fair value of the net assets acquired exceeded the Company’s investment (including the extinguishment of the mortgage note) in the project acquisition and, accordingly, a gain on acquisition was recognized. As of the March 4, 2010 acquisition date, Toronto Dundas Square had a fair value of approximately CAD $229.3 million ($222.5 million US), including CAD $42.7 million ($41.4 million US) related to the signage business associated with Toronto Dundas Square. Management determined the fair value of the real estate utilizing an independent appraisal which included CAD $27.1 million ($26.3 million US) of in-place leases and CAD $5.5 million ($5.3 million US) of net above-market leases. Amortization expense related to these in-place leases is computed using the straight-line method and was CAD $1.2 million ($1.2 million US) for the six months ended June 30, 2010. The weighted average remaining life of these in-place leases at June 30, 2010 was 11.0 years. Additionally, amortization related to the above market leases, net is included as a reduction of rental revenue in the accompanying consolidated statement of income and is computed using the straight-line method. Amortization of above market leases, net was CAD $62 thousand ($61 thousand US) for the six months ended June 30, 2010.

On June 11, 2010, the Company acquired 12 theatre properties for a total investment of $124.4 million from a third-party. The theatre properties are located in Colorado, California, Texas and Indiana, contain an aggregate of approximately 192 screens, and are comprised of an aggregate of approximately 864,530 square feet of space located on 139 acres. The theatre properties are leased to Cinemark USA pursuant to triple net leases with the tenant responsible for all taxes, costs and expenses arising from the use or operation of the properties. The leases contain cross-default provisions pursuant to which a default under one lease would result in a default under each other lease. The remaining initial lease term is approximately eight years, with a step down in rent of 11.5% in the event the tenant exercises the first of five tenant options to extend for five years each.

On June 15, 2010, the Company completed the sale of a ten acre vineyard and winery facility in Napa Valley, California for $6.5 million and a loss on sale of $934 thousand was recognized during the three months ended June 30, 2010. As further detailed in Note 16, the results of operations of the property have been classified within discontinued operations. In conjunction with the sale, the Company paid in full the $4.6 million mortgage note that was secured by the property and terminated the related interest rate swap agreement. See Note 9 for further discussion.

On June 18, 2010, the Company entered into a series of agreements with Louis Cappelli (Mr. Cappelli) and several of his affiliates regarding the settlement of all pending litigation and a restructuring of the Company’s investments with Mr. Cappelli and his affiliates. Among other things, as a part of the settlement, one of Mr. Cappelli’s affiliates, LC New Roc LP, transferred to the Company its partnership interest in New Roc Associates, L.P., which owns the New Rochelle, New York entertainment retail center (New Roc), in exchange for the Company’s interest in LC White Plains Retail LLC and LC White Plains Recreation, LLC, which own the City Center entertainment retail center in White Plains, New York (City Center). See Note 7 for further details of this settlement.

5. Investment in a Direct Financing Lease

Investment in a direct financing lease relates to the Company’s master lease of 27 public charter school properties. Investment in a direct financing lease, net, represents estimated unguaranteed residual values of leased assets and net unpaid rentals, less related deferred income. The following table summarizes the carrying amounts of investment in a direct financing lease, net as of June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010	December 31, 2009
Total minimum lease payments receivable	$685,662	$539,475
Estimated unguaranteed residual value of leased assets	206,294	162,093
Less deferred income (1)	(675,537)	(531,718)

Investment in a direct financing lease, net	$216,419	$169,850

(1)	Deferred income is net of $1.7 million of initial direct costs.

Additionally, the Company has determined that no allowance for losses was necessary at June 30, 2010 and December 31, 2009.

The Company’s direct financing lease has expiration dates ranging from approximately 22 to 25 years. Future minimum rentals receivable on this direct financing lease at June 30, 2010 are as follows (in thousands):

Amount
Year:
2010	$10,685
2011	21,691
2012	22,331
2013	23,000
2014	23,690
Thereafter	584,265

Total	$685,662

6. Mortgage Notes and Notes Receivable

Toronto Dundas Square Project

As discussed in Note 4, on March 4, 2010, the Company completed the acquisition of Toronto Dundas Square, previously in receivership, and as a result of the closing of this acquisition, the Company’s second mortgage note on the project was extinguished.

Concord Resorts and Cappelli Related Notes

On June 18, 2010, the Company entered into a series of agreements with Mr. Cappelli and several of his affiliates regarding the settlement of all pending litigation and a restructuring of the Company’s investments with Mr. Cappelli and his affiliates. Among other things, as a part of the settlement, the Company’s mortgage note receivable from Concord Resorts LLC, with an outstanding balance of $133.1 million, as well as the Company’s notes receivable to Mr. Cappelli and his affiliates, with an aggregate outstanding balance net of allowance for loan losses of $2.0 million, were extinguished. See Note 7 for further discussion.

Other Mortgage Notes and Notes Receivable

On April 2, 2010, the Company’s $25.0 million first mortgage loan agreement with Peak Resorts, Inc. (Peak) matured. The Company entered into a modification agreement with Peak and per the terms of this agreement, the maturity date of the loan was extended to April 1, 2012 with a one year extension option subject to approval by the Company, and the principal was increased to $41.0 million. The carrying value of this mortgage note receivable at June 30, 2010 was $33.7 million and the loan is secured by approximately 696 acres of development land. Per the modification agreement, Peak is required to fund debt service reserves in the first quarter of each year sufficient to pay an entire calendar year of payment obligations on all of their outstanding notes and leases. Monthly interest payments are transferred to the Company from these debt service reserves.

On June 14, 2010, the Company amended its secured mortgage loan agreements with SVV I, LLC and an affiliate of SVV I, LLC (together SVVI) to provide for an additional advance of $5.0 million for additional improvements made to the Kansas City, Kansas water-park. The carrying value of this mortgage note receivable at June 30, 2010 was $168.5 million. SVVI is required to fund a debt service reserve for off-season fixed payments (those due from September to May). The reserve is to be funded in monthly installments during the months of June, July and August.

Additionally, the Company has three notes receivable totaling $9.4 million at June 30, 2010 that are impaired due to the inability of the borrowers to meet their contractual obligations per the original agreements. Accordingly, accrual interest income recognition was ceased for two of these notes on January 1, 2009 and on December 1, 2009 for the remaining note. Interest income of $42 thousand and $429 thousand was recognized on these notes for the six months ended June 30, 2010 and June 30, 2009, respectively. Management of the Company has evaluated the fair value of the underlying collateral of the notes and has concluded that a loan loss reserve of $8.2 million was necessary at June 30, 2010 and December 31, 2009.

The following summarizes the activity within the allowance for loan losses for the six months ended June 30, 2010 (in thousands):

2010
Allowance for loan losses at January 1	$71,973
Provision for loan losses	700
Charge-offs (1)	(64,477)
Recoveries	—

Allowance for loan losses at June 30	$8,196

(1)

This amount consists of the allowance for loan losses related to the Company’s mortgage note receivable on Toronto Dundas Square that was extinguished as a result of the March 4, 2010 purchase as further described in Note 4 as well as the Company’s notes receivable from Mr. Cappelli and his affiliates that were extinguished on June 18, 2010 as a part of the settlement as further described in Note 7.

There was no allowance for loan losses at June 30, 2009.

The following table summarizes the carrying amounts of mortgage notes and related accrued interest receivable, net at June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010	December 31, 2009
Mortgage notes and related accrued interest receivable	$304,955	$558,656
Less: allowance for loan losses	-	(35,776)

Mortgage notes and related accrued interest receivable, net	$304,955	$522,880

The following table summarizes the carrying amounts of notes and related accrued interest receivable, net at June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010	December 31, 2009

Notes and related accrued interest receivable	$13,355	$44,095
Less: allowance for loan losses	(8,196)	(36,197)

Notes and related accrued interest receivable, net	$5,159	$7,898

7. Cappelli Settlement

On December 31, 2009, the Company commenced litigation against Mr. Cappelli and his affiliates seeking payment of amounts due under various loans to them and a declaratory judgment that no further investments are required to be made by the Company under any prior commitment to Mr. Cappelli or any of his affiliates. This litigation included claims by the Company seeking payment of amounts due under a mortgage note receivable (the Concord Mortgage Note) with a carrying value of $131.2 million, net of unearned interest, from Concord Resort, LLC (Concord Resort), an entity controlled by Mr. Cappelli, related to a planned casino and resort development in Sullivan County, New York, and other notes receivable. On April 9, 2010, Mr. Cappelli and certain affiliates commenced litigation against the Company seeking declaratory relief, derivative relief and money damages with respect to the Sullivan County casino project and the City Center.

On June 18, 2010, the Company entered into a series of agreements with Mr. Cappelli and several of his affiliates regarding the settlement of all pending litigation and a restructuring of the Company’s investments with Mr. Cappelli and his affiliates. The significant terms of the agreements are as follows:

Concord Resort transferred its interests in the Concord resort property to one of the Company’s wholly owned subsidiaries in exchange for its release from obligations under the Concord Mortgage Note, subject to: an option granted to Concord Resort to purchase for a two-year period the Company’s subsidiary that is holding the Concord resort property for $143.0 million, plus interest accruing on such sum at the rate of 6% per annum, a right of first refusal granted to Concord Resort with respect to purchasing the Company’s interest in the Concord resort property applicable for a period of two years, certain limitations on the Company’s ability to own or operate any casino, racino, racing or gaming facility on the Concord resort property, which is adjacent to the Concord casino property owned by an affiliate of Mr. Cappelli (the Casino Owner), certain limitations on the ability of the Casino Owner (or its successor) to own or operate a resort facility, golf course or other operation or facility on the Concord casino property, other than the currently contemplated casino and hotel project, and upon the execution of an agreement for the construction of the Concord casino on the Concord casino property, the Company agreed to lease or sublease, as applicable, two golf courses that are associated with the Concord resort property to a Cappelli affiliate on a triple net basis for an initial term of 10 years, plus five 5-year extensions at fair market value rent mutually acceptable to the parties. Management determined the fair value of the real estate to be $180.0 million by taking into account an independent appraisal prepared as of the settlement date. The fair value of the option granted to Concord Resort of $27.8 million was recorded as noncontrolling interest and a ground lease assumed by the Company was recorded as a capital lease obligation of $9.2 million, which is equal to the fair value.

The Company transferred to an affiliate of Mr. Cappelli, KBC Concord LLC (KBC Concord), three promissory notes, in an aggregate principal amount of $30.0 million and for which the Company had previously recorded a loan loss reserve in the aggregate of $28.0 million, in exchange for an agreement by KBC Concord to pay the Company up to $15.0 million payable from 50% of the available cash distributed to KBC Concord from its minority interest in the Concord casino project which was determined by management to have a fair value of approximately $463 thousand.

The Company has provided a binding commitment to acquire a $30.0 million participation (pari passu with the other lenders) from Union Labor Life Insurance Company (ULLICO) in a loan to be made by ULLICO and other lenders under a proposed amended and restated master credit agreement to the Concord casino project, which is conditioned upon, among other things, receipt of a $100.0 million equity investment by a major gaming operator prior to December 31, 2010.

One of Mr. Cappelli’s affiliates, LC New Roc LP, transferred to the Company its partnership interest in New Roc Associates, L.P. (previously a consolidated joint venture that had a noncontrolling interest with a fair value of $2.5 million at the date of settlement), which owns New Roc, an entertainment retail center located in New Rochelle, New York, in exchange for the Company’s interest in LC White Plains Retail LLC and LC White Plains Recreation, LLC (each part of a previously consolidated joint venture), which own City Center, an entertainment retail center located in White Plains, New York, and a promissory note related to City Center, in the original principal amount of $20.0 million payable by Cappelli Group, LLC to the Company (previously eliminated in consolidation). The deconsolidation by the Company of White Plains resulted in a charge of $7.4 million in conjunction with the settlement primarily related to the deficit balance in noncontrolling interest. As a result, the Company now holds a 100% interest in New Roc and has no interest in City Center. As further detailed in Note 16, the results of operations of City Center have been classified in discontinued operations.

In addition, the Company paid cash at closing of $3.7 million for the interests acquired, the acquisition of certain equipment and the payment of property obligations. The Company also incurred $1.6 million in closing costs and other expenses, including transfer taxes, and the parties mutually released and settled all claims, obligations and liabilities, including all pending litigation.

A reconciliation of the gain on settlement of $4 thousand is as follows (in thousands):

Fair value of Concord resort land received	$180,000
Carrying value of extinguished mortgage note receivable related to Concord resort	(131,175)
Fair value of option granted for purchase for Concord resort (included in non-controlling interest)	(27,785)
Capital lease obligation assumed related to Concord resort	(9,215)
Fair value of cash flow rights in Concord casino	463
Fair value of New Roc non-controlling interest received	2,452
Notes receivable forgiven, net of loan loss reserves	(2,000)
Deconsolidation of interests in White Plains	(7,385)
Cash paid at closing for interests acquired, equipment and payment of property obligations	(3,702)
Settlement closing costs and other expenses, including land transfer taxes	(1,649)

Net gain on settlement (included in other income)	$4

8. Unconsolidated Real Estate Joint Ventures

At June 30, 2010, the Company had a 24.8% and 23.6% investment interest in two unconsolidated real estate joint ventures, Atlantic-EPR I and Atlantic-EPR II, respectively. The Company accounts for its investment in these joint ventures under the equity method of accounting.

On May 1, 2010, the Company contributed an additional $14.9 million in equity to Atlantic-EPR I to pay off the Partnership’s long-term debt at its maturity. The Company will earn a priority return of 15% on its additional contribution per the partnership agreement. Accordingly, the Company recognized income of $627 and $278 (in thousands) from its investment in the Atlantic-EPR I joint venture during the first six months of 2010 and 2009, respectively. The Company also received distributions from Atlantic-EPR I of $644 and $308 (in thousands) during the first six months of 2010 and 2009, respectively. Unaudited condensed financial information for Atlantic-EPR I is as follows as of and for the six months ended June 30, 2010 and 2009 (in thousands):

	2010	2009

Rental properties, net	$26,990	27,635
Cash	—	141
Long-term debt (paid in full May 2010)	—	15,211
Partners’ equity	27,141	12,470
Rental revenue	2,238	2,216
Net income	1,088	1,210

The Company recognized income of $177 and $166 (in thousands) from its investment in the Atlantic-EPR II joint venture during the first six months of 2010 and 2009, respectively. The Company also received distributions from Atlantic-EPR II of $198 and $185 (in thousands) during the first six months of 2010 and 2009, respectively. Unaudited condensed financial information for Atlantic-EPR II is as follows as of and for the six months ended June 30, 2010 and 2009 (in thousands):

	2010	2009

Rental properties, net	$21,267	21,728
Cash	144	99
Long-term debt (due September 2013)	12,776	13,117
Note payable to Entertainment Properties Trust	117	117
Partners’ equity	8,260	8,386
Rental revenue	1,444	1,433
Net income	700	670

The joint venture agreements for Atlantic-EPR I and Atlantic-EPR II allow the Company’s partner, Atlantic of Hamburg, Germany (“Atlantic”), to exchange up to a maximum of 10% of its ownership interest per year in each of the joint ventures for common shares of the Company or, at the Company’s discretion, the cash value of those shares as defined in each of the joint venture agreements. During 2009, the Company paid Atlantic cash of $109 and $9 (in thousands), respectively, in exchange for additional ownership of 0.7% and 0.2% for Atlantic-EPR I and Atlantic-EPR II, respectively. During 2010, the Company has paid Atlantic cash of $679 and $168 (in thousands), respectively, in exchange for additional ownership of 2.2% and 1.5% for Atlantic EPR-I and Atlantic EPR-II, respectively. These exchanges did not impact total partners’ equity in either Atlantic-EPR I or Atlantic-EPR II.

In addition, as of June 30, 2010 and December 31, 2009, the Company had invested $1.7 million and $1.6 million, respectively, in unconsolidated joint ventures for theatre projects located in China. The Company recognized a loss of $148 (in thousands) from its investment in these joint ventures during the first six months of 2010. No income or loss was recognized during 2009.

9. Long-Term Debt

On June 15, 2010, the Company paid in full its $4.6 million mortgage note payable in conjunction with the sale of the ten acre vineyard and winery facility. In connection with this transaction, the Company terminated the related interest rate swap and incurred $0.4 million in costs associated with this termination which is included in loss from discontinued operations.

On June 18, 2010, the Company entered into a series of transactions with Mr. Cappelli as further discussed in Note 7. Among other things, the Company transferred its interest in City Center which resulted in the deconsolidation of this joint venture and the related mortgage notes payable of $118.2 million. Additionally, the Company became the lessee of a ground lease which is classified as a capital lease. Accordingly, a capital lease obligation of $9.2 million was recorded and is included in long-term debt at June 30, 2010 in the consolidated balance sheet.

On June 21, 2010, the Company prepaid its $56.3 million mortgage note that was scheduled to mature on September 10, 2010. The note was secured by the mortgage note receivable due on the same date entered into with Concord Resort in connection with the planned resort development which was settled on June 18, 2010 as further discussed in Note 7. Deferred financing costs, net of accumulated amortization, of $0.1 million were written off in connection with the prepayment of this loan and are included in costs associated with loan refinancing in the consolidated statements of income.

On June 30, 2010, the Company issued $250.0 million in senior notes due on July 15, 2020. The notes bear interest at 7.75%. Interest is payable on July 15 and January 15 of each year beginning on January 15, 2011 until the stated maturity date of July 15, 2020. The notes were issued at 98.29% of their principal amount and are guaranteed by certain of the Company’s subsidiaries. The notes contain various covenants, including: (i) a limitation on incurrence of any debt which would cause the ratio of the Company’s debt to adjusted total assets to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause the ratio of the Company’s secured debt to adjusted total assets to exceed 40%; (iii) a limitation on incurrence of any debt which would cause the Company’s debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of total unencumbered assets not less than 150% of the Company’s outstanding unsecured debt.

Additionally on June 30, 2010, the Company entered into a new $320.0 million unsecured revolving credit facility. The new unsecured revolving credit facility provides for the extension of credit not to exceed $320.0 million, including a $70.0 million subline for letters of credit. The new unsecured revolving credit facility contains an accordion feature whereby, subject to lender approval, the total amount of the facility may be increased to $420.0 million. The facility matures on December 1, 2013, unless extended by the Company, the agent and the lenders. The unsecured revolving credit facility contains various restrictive covenants related to financial and operating performance.

The Company used the proceeds from the note offering and the new unsecured revolving credit facility to repay borrowings of $171.0 million on its previous revolving credit facility, pay in full its term loan of $117.3 million and to pay in full its CAD denominated loan secured by Toronto Dundas Square with a principal amount of CAD $98.8 million ($94.1 million US). In connection with the payment in full of the term loan, the related interest rate swaps were terminated at a cost of $8.3 million. Prepayment penalties related to the termination of the Toronto Dundas Square debt were approximately CAD $1.0 million ($1.0 million US). Deferred financing costs, net of accumulated amortization, of $5.8 million were written off as part of this refinancing. As of June 30, 2010, $153.5 million was outstanding under the Company’s new $320.0 million unsecured revolving credit facility.

10. Variable Interest Entities

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

Consolidated VIEs

As of June 30, 2010, the carrying amounts of the VIEs’ assets that were consolidated totaled $20.1 million. Those assets are owned by, and those liabilities are obligations of, the VIEs, not the Company. A VIE’s assets can only be used to settle obligations of a VIE. The VIEs are not guarantors of the Company’s debts. In addition, the assets held by a VIE usually are collateral for that VIE’s debt.

The Company’s consolidated VIEs consist of a 50% interest in Suffolk Retail LLC, which owns an entertainment retail center in Suffolk, Virginia and prior to June 18, 2010, a 66.67% interest in LC White Plains Retail LLC and LC White Plains Recreation LLC (together the White Plains LLC’s), which own an entertainment retail center in White Plains, New York. As further described in Note 7, in conjunction with the Cappelli settlement, the Company no longer has an interest in the White Plains LLCs. Additionally, the Company has invested in two other 50% joint ventures to explore certain investment opportunities.

Unaudited financial information including the carrying amounts and classification of these VIEs’ significant assets and liabilities are as follows as of and for the six months ended June 30, 2010 (in thousands):

Rental properties, net	$12,983
Property under development	6,330
Other assets	712
Total assets	20,074
Total liabilities	357
Noncontrolling interests	4
Total revenue	407
Net loss	(397)

Unconsolidated VIE

At June 30, 2010, the Company’s recorded investment in SVVI, a VIE that is unconsolidated, was $168.5 million. The Company’s maximum exposure to loss associated with SVVI is limited to the Company’s outstanding mortgage note and related accrued interest receivable of $168.5 million because there are no commitments to fund above this amount. For further discussion of this mortgage note, see Note 6.

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

At June 30, 2010, the Company had six interest rate swaps outstanding that were designated as cash flow hedges of interest rate risk and had a combined outstanding notional amount of $84.1 million. During the three months ended June 30, 2010, the Company terminated three of its interest rate swap agreements in connection with the payoff of the related debt. These interest rate swaps had a combined outstanding notional amount of $118.6 million at termination and $8.7 million was reclassified into earnings (included in costs associated with loan refinancing in the accompanying consolidated statement of income) during the three months ended June 30, 2010. See Note 9 for further discussion.

The effective portion of changes in the fair value of interest rate derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the six months ending June 30, 2010, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness on cash flow hedges was recognized during the six months ending June 30, 2010.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of June 30, 2010, the Company estimates that during the twelve months ending June 30, 2011, $2.4 million will be reclassified from accumulated other comprehensive income to interest expense.

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

At June 30, 2010, the Company’s cross-currency swap had a fixed notional value of $76.0 million CAD and $71.5 million U.S. The net effect of this swap is to lock in an exchange rate of $1.05 CAD per U.S. dollar on approximately $13 million of annual CAD denominated cash flows.

The effective portion of changes in the fair value of foreign currency derivatives designated and that qualify as cash flow hedges of foreign exchange risk is recorded in accumulated other comprehensive income and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative, as well as amounts excluded from the assessment of hedge effectiveness, is recognized directly in earnings. No hedge ineffectiveness on foreign currency derivatives has been recognized for the six months ended June 30, 2010.

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

For foreign currency derivatives designated as net investment hedges, the effective portion of changes in the fair value of the derivatives are reported in accumulated other comprehensive income as part of the cumulative translation adjustment. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness on net investment hedges has been recognized for the six months ended June 30, 2010. Amounts are reclassified out of accumulated other comprehensive income into earnings when the hedged net investment is either sold or substantially liquidated.

See Note 12 for disclosure relating to the fair value of the Company’s derivative instruments. Below is a summary of the effect of derivative instruments on the consolidated statements of changes in equity and income for the six months ended June 30, 2010:

Effect of Derivative Instruments on the Consolidated Statements of Changes in Equity and Income

for the six months ended June 30, 2010

(Unaudited, dollars in thousands)

Description	Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion)	Amount of Income or (Expense) Reclassified from AOCI into Earnings (Effective Portion)		Amount of Gain or (Loss) Recognzied in Earnings on Derivative (Ineffective Portion)

Interest Rate Swaps	$(16,021)	$(12,230)	*	$-

Cross Currency Swaps	1,004	(28)	**	-

Currency Forward Agreements	3,160	-		-

Total	$(11,857)	$(12,258)		$-

*$8.7 million included in “Costs associated with loan refinancing” and $3.5 million included in “Interest expense” in accompanying consolidated statements of income.

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

As of June 30, 2010, the fair value of derivatives in a liability position related to these agreements was $5.4 million. If the Company breached any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the agreements at their termination value of $5.9 million.

12. Fair Value Disclosures

The Company’s has certain financial instruments that are required to be measured under the FASB’s Fair Value Measurements and Disclosures guidance. The Company currently does not have any non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis.

As a basis for considering market participant assumptions in fair value measurements, the FASB’s Fair Value Measurements and Disclosures guidance establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives also utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of June 30, 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are insignificant to the overall valuation of its interest rate swaps, cross currency swaps and currency forward agreements and therefore, has classified these derivatives as Level 2 within the fair value reporting hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2010, aggregated by the level in the fair value hierarchy within which those measurements are classified and by derivative type.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at June 30, 2010

(Unaudited, dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2010

Interest Rate Swaps*	$-	$(5,411)	$-	$(5,411)

Cross Currency Swaps**	$-	$1,224	$-	$1,224

Currency Forward Agreements**	$-	$4,209	$-	$4,209

*Included in “Accounts payable and accrued liabilities” in the accompanying consolidated balance sheet.

**Included in “Other assets” in the accompanying consolidated balance sheet.

The table below presents a reconciliation of the Company’s beginning and ending balances of liabilities having fair value measurements based on significant unobservable inputs (Level 3) for the six months ended June 30, 2010.

Level 3 Fair Value Measurements for the Six Months Ended June 30, 2010

(Unaudited, dollars in thousands)

Description	Beginning Balance as of January 1, 2010	Transfers into Level 3	Transfers out of Level 3	Gains (Losses) Included in Income	Gains (Losses) Included in OCI	Total Gains (Losses)	Ending Balance as of June 30, 2010

Interest Rate Swaps	$(307)	$-	$775	$(372)	$(96)	$(468)	$-

Cross Currency Swaps	$192	$-	$(1,224)	$-	$1,032	$1,032	$-

Currency Forward Agreements	$1,049	$-	$(4,209)	$-	$3,160	$3,160	$-

Non-recurring fair value measurements

The table below presents the Company’s assets measured at fair value on a non-recurring basis as of June 30, 2010, aggregated by the level in the fair value hierarchy within which those measurements are classified.

Assets Measured at Fair Value on a Non-Recurring Basis at June 30, 2010

(Unaudited, dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2010

Rental properties, net	$-	$-	$222,500	$222,500

Land held for development	$-	$-	$180,000	$180,000

Noncontrolling interest	$-	$-	$2,452	$2,452

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

On June 18, 2010, the Company entered into a settlement with Mr. Cappelli as further discussed in Note 7. Management of the Company estimated the fair value of the land acquired related to Concord resort and the noncontrolling interest acquired related to New Roc by taking into account an independent appraisal of each completed in conjunction with the settlement. Based on these inputs, the Company determined that its valuation of the land held for development and the New Roc noncontrolling interest were both classified within Level 3 of the fair value hierarchy.

Fair Value of Financial Instruments

Management compares the carrying value and the estimated fair value of the Company’s financial instruments. The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instruments at June 30, 2010:

Mortgage notes and related accrued interest receivable, net:

The fair value of the Company’s mortgage notes and related accrued interest receivable is estimated by discounting the future cash flows of each instrument using current market rates. At June 30, 2010, the Company had a carrying value of $305.0 million in fixed rate mortgage notes receivable outstanding, including related accrued interest, with a weighted average interest rate of approximately 8.30%. The fixed rate mortgage notes bear interest at rates of 7.00% to 10.15%. Discounting the future cash flows for fixed rate mortgage notes receivable using an estimated weighted average market rate of 9.95%, management estimates the fixed rate mortgage notes receivable’s fair value to be approximately $275.4 million at June 30, 2010.

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

Investment in a direct financing lease, net:

The fair value of the Company’s investment in a direct financing lease as of June 30, 2010 is estimated by discounting the future cash flows of the instrument using current market rates. At June 30, 2010, the Company had an investment in a direct financing lease with a carrying value of $216.4 million and a weighted average effective interest rate of 12.01%. The investment in direct financing lease bears interest at effective interest rates of 11.90% to 12.40%. The carrying value of the investment in a direct financing lease approximates the fair market value at June 30, 2010.

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

Accounts receivable, net:

The carrying values of accounts receivable approximate the fair market value at June 30, 2010.

Notes and related accrued interest receivable, net:

The fair value of the Company’s notes and related accrued interest receivable as of June 30, 2010 is estimated by discounting the future cash flows of each instrument using current market rates. At June 30, 2010, the Company had a carrying value of $5.2 million in fixed rate notes receivable outstanding, including related accrued interest and net of loan loss reserve, with a weighted average interest rate of approximately 8.36%. The fixed rate notes bear interest at rates of 6.00% to 15.00%. Discounting the future cash flows for fixed rate notes receivable using an estimated market rate of 9.32%, management estimates the fixed rate notes receivable’s fair value to be approximately $5.1 million at June 30, 2010.

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

Debt instruments:

The fair value of the Company’s debt as of June 30, 2010 is estimated by discounting the future cash flows of each instrument using current market rates. At June 30, 2010, the Company had a carrying value of $167.6 million in variable rate debt outstanding with an average weighted interest rate of approximately 3.13%. The carrying value of the variable rate debt approximates fair value. As described in Note 11, $84.1 million of variable rate debt outstanding at June 30, 2010 has been converted to a fixed rate by interest rate swap agreements.

At June 30, 2010, the Company had a carrying value of $947.6 million in fixed rate long-term debt outstanding with an average weighted interest rate of approximately 6.36%. Discounting the future cash flows for fixed rate debt using an estimated market rate of 5.45%, management estimates the fixed rate debt’s fair value to be approximately $976.6 million at June 30, 2010.

At June 30, 2010, the Company had a capital lease obligation with a carrying value of $9.2 million. The carrying value of the capital lease obligation approximates the fair market value at June 30, 2010.

At June 30, 2009, the Company had a carrying value of $396.0 million in variable rate debt outstanding with an average weighted interest rate of approximately 5.39%. Discounting the future cash flows for variable rate debt using an estimated market rate of 5.56%, management estimates the variable rate debt’s fair value to be approximately $387.2 million at June 30, 2009. At June 30, 2009, $205.0 million of variable rate debt outstanding had been converted to a fixed rate by interest rate swap agreements.

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

13. Earnings Per Share

The following table summarizes the Company’s common shares used for computation of basic and diluted earnings per share for the three and six months ended June 30, 2010 and 2009 (unaudited, amounts in thousands except per share information):

	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
	Income (numerator)	Shares (denominator)	Per Share Amount	Income (numerator)	Shares (denominator)	Per Share Amount
Basic earnings:
Income from continuing operations	$17,107	44,869	$0.38	$48,651	43,865	$1.11
Less: net income attributable to noncontrolling interests	(32)	-	-	(80)	-	-

Income from continuing operations attributable to Entertainment Properties Trust	17,075	-	0.38	48,571	-	1.11
Preferred dividend requirements	(7,552)	-	(0.17)	(15,103)	-	(0.34)

Income from continuing operations available to common shareholders of Entertainment Properties Trust	9,523	44,869	0.21	33,468	43,865	0.77
Effect of dilutive securities:
Share options	-	345	-	-	320	(0.01)

Diluted earnings: Income from continuing operations attributable to Entertainment Properties Trust	$9,523	45,214	$0.21	$33,468	44,185	$0.76

Income from continuing operations available to common shareholders of Entertainment Properties Trust	$9,523	44,869	$0.21	$33,468	43,865	$0.76
Loss from discontinued operations	(1,487)	-	(0.03)	(2,908)	-	(0.06)

Income available to common shareholders of Entertainment Properties Trust	8,036	44,869	0.18	30,560	43,865	0.70
Effect of dilutive securities:
Share options	-	345	-	-	320	(0.01)

Diluted earnings attributable to
Entertainment Properties Trust	$8,036	45,214	$0.18	$30,560	44,185	$0.69

	Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
	Income (numerator)	Shares (denominator)	Per Share Amount	Income (numerator)	Shares (denominator)	Per Share Amount
Basic earnings:
Income from continuing operations	$28,076	34,970	$0.80	$55,260	34,678	$1.59
Less: net income attributable to noncontrolling interests	(38)	-	-	(127)	-	-

Income from continuing operations attributable to Entertainment Properties Trust	28,038	-	0.80	55,133	-	1.59
Preferred dividend requirements	(7,552)	-	(0.21)	(15,103)	-	(0.44)

Income from continuing operations available to common shareholders of Entertainment Properties Trust	20,486	34,970	0.59	40,030	34,678	1.15
Effect of dilutive securities:
Share options	-	22	-	-	8	-

Diluted earnings: Income from continuing operations attributable to Entertainment Properties Trust	$20,486	34,992	$0.59	$40,030	34,686	$1.15

Income from continuing operations available to common shareholders of Entertainment Properties Trust	$20,486	34,970	$0.59	$40,030	34,678	$115
Loss from discontinued operations	(334)	-	(0.01)	(2,100)	-	(0.06)

Income available to common shareholders of Entertainment Properties Trust	20,152	34,970	0.58	37,930	34,678	1.09
Effect of dilutive securities:
Share options	-	22	-	-	8	-

Diluted earnings attributable to Entertainment Properties Trust	$20,152	34,992	$0.58	$37,930	34,686	$1.09

The portion of noncontrolling interest which relates to discontinued operations is included in “loss from discontinued operations” above.

The dilutive effect of potential common shares from the exercise of share options is included in diluted earnings per share for the three and six months ended June 30, 2009 and 2010. Anti-dilutive common equivalent shares are not included in the calculation of diluted earnings per share.

The additional 1.9 million common shares that would result from the conversion of the Company’s 5.75% Series C cumulative convertible preferred shares and the additional 1.6 million common shares that would result from the conversion of the Company’s 9.0% Series E cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted earnings per share for the three and six months ended June 30, 2010 and 2009 because the effect is anti-dilutive.

14. Equity Incentive Plans

All grants of common shares and options to purchase common shares were issued under the 1997 Share Incentive Plan prior to May 9, 2007, and under the 2007 Equity Incentive Plan on and after May 9, 2007. Under the 2007 Equity Incentive Plan, an aggregate of 1,950,000 common shares, options to purchase common shares and restricted share units, subject to adjustment in the event of certain capital events, may be granted. At June 30, 2010, there were 893,746 shares available for grant under the 2007 Equity Incentive Plan.

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

	Number of Shares	Option Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2009	1,208,288	$14.00 - $ 65.50	$30.27
Exercised	(57,257)	14.00 - 26.87	18.44
Granted	39,438	36.56 - 44.98	38.22
Forfeited	(7,026)	18.18 - 60.03	36.13

Outstanding at June 30, 2010	1,183,443	16.05 - 65.50	31.07

The weighted average fair value of options granted was $7.27 and $2.68 during the six months ended June 30, 2010 and 2009, respectively. The intrinsic value of stock options exercised was $1.2 million during the six months ended June 30, 2010. During the six months ended June 30, 2009, there were no stock options exercised. At June 30, 2010, stock-option expense to be recognized in future periods was $1.3 million.

The following table summarizes outstanding options at June 30, 2010:

Exercise price range	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)

$14.00 - 19.99	451,225	7.1
20.00 - 29.99	247,794	2.4
30.00 - 39.99	111,655	3.4
40.00 - 49.99	259,416	6.0
50.00 - 59.99	10,000	7.9
60.00 - 65.50	103,353	6.6

	1,183,443	5.7	$31.07	$12,673

The following table summarizes exercisable options at June 30, 2010:

Exercise price range	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)

$14.00 - 19.99	141,020	3.7
20.00 - 29.99	247,794	2.4
30.00 - 39.99	79,267	3.8
40.00 - 49.99	196,452	6.0
50.00 - 59.99	10,000	7.9
60.00 - 65.50	66,018	6.6

	740,551	4.2	$33.19	$6,535

Nonvested Shares

A summary of the Company’s nonvested share activity and related information is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Life Remaining

Outstanding at December 31, 2009	399,405	$34.19
Granted	116,128	36.56
Vested	(142,870)	36.92
Forfeited	(355)	29.52

Outstanding at June 30, 2010	372,308	33.89	1.34

The holders of nonvested shares have voting rights and receive dividends from the date of grant. These shares vest ratably over a period of three to five years. The fair value of the nonvested shares that vested during the six months ended June 30, 2010 and June 30, 2009 was $5.0 million and $2.8 million, respectively. At June 30, 2010, unamortized share-based compensation expense related to nonvested shares was $7.2 million.

Restricted Share Units

A summary of the Company’s restricted share unit activity and related information is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Life Remaining

Outstanding at December 31, 2009	20,508	$19.02
Granted	10,506	44.98
Vested	(20,508)	19.02

Outstanding at June 30, 2010	10,506	44.98	0.86

The holders of restricted share units have voting rights and receive dividends from the date of grant. The share units vest upon the earlier of the day preceding the next annual meeting of shareholders or a change of control. The settlement date for the shares is selected by the non-employee trustee, and ranges from three years from the grant date to upon termination of service. At June 30, 2010, unamortized share-based compensation expense related to restricted share units was $394 thousand.

15. Issuance of Common Shares

On May 11, 2010, the Company issued pursuant to a registered public offering 3,600,000 common shares at a purchase price of $41.00. Total net proceeds to the Company after underwriting discounts and expenses were approximately $141.0 million. The proceeds from the public offering were used to pay down the Company’s revolving credit facility and remaining net proceeds were invested in interest-bearing accounts and short-term interest-bearing securities which are consistent with the qualification as a REIT under the Internal Revenue Code.

16. Discontinued Operations

Included in discontinued operations for the three and six months ended June 30, 2010 and 2009 is a ten acre vineyard and winery facility sold on June 15, 2010. Additionally, included in discontinued operations for the three and six months ended June 30, 2010 and 2009 are the operations of City Center. As a result of the settlement with Mr. Cappelli on June 18, 2010 described in Note 7, the Company no longer holds an interest in the previously consolidated joint ventures that owned City Center.

The operating results relating to assets disposed of are as follows (unaudited, in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Rental revenue	$1,739	$2,300	$3,684	$4,764
Tenant reimbursements	548	698	1,180	1,479

Total revenue	2,287	2,998	4,864	6,243

Property operating expense	1,187	1,682	3,736	4,214
Other expense	53	-	117	-
General and administrative expense	-	3	-	3
Interest expense, net	1,482	1,742	3,197	3,468
Costs associated with loan refinancing	373	-	373	-
Depreciation and amortization	617	1,651	1,320	3,728

Loss before loss on sale of real estate	(1,425)	(2,080)	(3,879)	(5,170)
Loss on sale of real estate	(934)	-	(934)	-

Net loss	$(2,359)	$(2,080)	$(4,813)	$(5,170)

17. Related Party Transactions

In 2000, the Company loaned an aggregate of $3.5 million to Company executives. The loans were made in order for the executives to purchase common shares of the Company at the market value of the shares on the date of the loan, as well as to repay borrowings on certain amounts previously loaned. The loans are recourse to the executives’ assets and bear interest at 6.24%, are due on January 1, 2011 and interest is payable at maturity. These loans can be repaid with cash or with shares of the Company. At June 30, 2010 and December 31, 2009, accrued interest receivable on these loans, included in other assets in the accompanying consolidated balance sheets, was $1.9 million and $3.4 million, respectively. During the three months ended March 31, 2010, the Company’s Chief Executive Officer and Chief Operating Officer paid off their loan balances and related accrued interest receivable totaling $3.3 million by delivering 86,056 common shares to the Company.

18. Other Commitments and Contingencies

As of June 30, 2010, the Company has agreed to finance $10.9 million in development costs for expansion at four of its existing public charter school properties. Development costs are advanced by the Company in periodic draws. If the Company determines that construction is not being completed in accordance with the terms of the development agreement, the Company can discontinue funding construction draws. The Company has agreed to lease the expansion facility to the current operator at pre-determined rates.

The Company has provided a guarantee of the payment of certain economic development revenue bonds related to four theatres in Louisiana for which the Company earns a fee at an annual rate of 1.75% over the 30 year term of the bond. The Company has recorded $3.2 million as a deferred asset included in accounts receivable and $3.2 million included in other liabilities in the accompanying consolidated balance sheet as of June 30, 2010 related to this guarantee. No amounts have been accrued as a loss contingency related to this guarantee because payment by the Company is not probable.

The Company has certain commitments related to its mortgage note investments that it may be required to fund in the future. The Company is generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of June 30, 2010, the Company had three mortgage notes receivable with commitments totaling approximately $27 million. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

As of June 30, 2010, the Company has provided a binding commitment to acquire a $30.0 million participation (pari passu with the other lenders) from ULLICO in a loan to be made by ULLICO and other lenders under a proposed master credit agreement to the Concord casino project, which is conditioned upon, among other things, receipt of a $100.0 million equity investment by a major gaming operator prior to December 31, 2010. See Note 7 for further details.

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

Overview

Our principal business objective is to be the nation’s leading destination entertainment, entertainment-related, recreation and specialty real estate company by continuing to develop, acquire or finance high-quality properties. As of June 30, 2010, our total assets exceeded $2.9 billion, and included investments in 107 megaplex theatre properties (including two joint venture properties) and various restaurant, retail, entertainment, destination recreational and specialty properties located in 33 states, the District of Columbia and Ontario, Canada. As of June 30, 2010, we had invested approximately $7.8 million in property under development, $184.5 million in land held for development and approximately $305.0 million (including accrued interest) in mortgage financing for entertainment, recreational and specialty properties.

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

Our real estate mortgage portfolio consists of seven mortgage notes. Of the outstanding balance of $305.0 million at June 30, 2010, two notes comprise $168.5 million of the balance and the remainder of $136.5 million relates to financing provided for ski areas. The two notes, totaling $168.5 million at June 30, 2010, are secured by a water-park anchored entertainment village in Kansas City, Kansas (the first phase of which opened in July 2009) as well as two other water-parks in Texas.

We also have $13.4 million of notes receivable at June 30, 2010 of which $9.4 million were considered impaired at June 30, 2010 and a total loan loss reserve related to these notes receivable of $8.2 million at June 30, 2010.

Our total investments were approximately $3.1 billion at June 30, 2010. Total investments is a non-GAAP financial measure defined herein as the sum of the carrying values of rental properties (before accumulated depreciation), land held for development, property under development, mortgage notes receivable (including related accrued interest receivable), investment in joint ventures, intangible assets (before accumulated amortization) and notes receivable. Below is a reconciliation of the carrying value of total investments to the consolidated balance sheet at June 30, 2010 (in thousands):

Rental properties, net of accumulated depreciation	$2,018,042
Add back accumulated depreciation on rental properties	273,286
Land held for development	184,457
Property under development	7,779
Mortage notes and related accrued interest receivable, net	304,955
Investment in joint ventures	19,423
Investment in a direct financing lease, net	216,419
Intangible assets, net of accumulated amortization	35,534
Add back accumulated amortization on intangible assets	8,556
Notes receivable and related accrued interest receivable, net	5,159

Total investments	$3,073,610

Management believes that total investments is a useful measure for management and investors as it illustrates across which asset categories the Company’s funds have been invested. Of our total investments of $3.1 billion at June 30, 2010, $2.1 billion or 70% related to megaplex theatres, entertainment retail centers and other retail parcels, and $928.0 million or 30% related to recreational and specialty properties. Furthermore, of the $928.0 million related to recreational and specialty properties, $149.4 million related to metropolitan ski areas, $209.9 million related to vineyards and wineries, $220.2 million related to public charter schools, $168.5 million related to the water-park anchored entertainment village development in Kansas and two Texas water-parks, and $180.0 million related to the planned resort development discussed above. At June 30, 2010, Peak Resorts, Inc. (“Peak”) is the lessee of our metropolitan ski area in Ohio and is the mortgagor on five notes receivable secured by ten metropolitan ski areas and related development land. Similarly, affiliates of Imagine Schools, Inc. (“Imagine”) are the lessees of all of our public charter schools.

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

Our property acquisitions and financing commitments are financed by cash from operations, borrowings under our revolving credit facilities, term loan facilities and long-term mortgage debt, and the sale of debt and equity securities. It has been our strategy to structure leases and financings to ensure a positive spread between our cost of capital and the rentals paid by our tenants. We have primarily acquired or developed new properties that are pre-leased to a single tenant or multi-tenant properties that have a high occupancy rate. We do not typically develop or acquire properties that are not significantly pre-leased. We have also entered into certain joint ventures and we have provided mortgage note financing as described above. We intend to continue entering into some or all of these types of arrangements in the foreseeable future, subject to our ability to do so in light of the current financial and economic environment.

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

Our Annual Report on Form 10-K for the year ended December 31, 2009 contains a description of our critical accounting policies, including consolidation, revenue recognition, real estate useful lives, impairment of real estate values, real estate acquisitions, allowance for doubtful accounts, and mortgage and other notes receivable. For the six months ended June 30, 2010, there were no material changes to these policies except as noted below.

Consolidation

We adopted Accounting Standards Update (ASU) 2009-17 “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (ASU 2009-17) on January 1, 2010. ASU 2009-17 amends FIN 46R to require an analysis to determine whether a variable interest gives a company a controlling financial interest in a variable interest entity. This statement requires an ongoing reassessment of and eliminates the quantitative approach previously required for determining whether a company is the primary beneficiary and requires enhanced disclosures on variable interest entities. The adoption of this statement did not have an impact on our financial position or results of operations for the six months ended June 30, 2010.

Recent Developments

Debt Financing

As further discussed below under “Sale of Property,” on June 15, 2010, we paid in full our $4.6 million mortgage note payable in conjunction with the sale of a vineyard and winery property.

On June 18, 2010, we entered into a series of transactions with Mr. Cappelli as further discussed below. Among other things, we transferred our interest in the City Center entertainment retail center which resulted in the deconsolidation of this joint venture and the related mortgage notes payable of $118.2 million. Additionally, the Company became the lessee of a ground lease which is classified as a capital lease. Accordingly, a capital lease obligation of $9.2 million was recorded and is included in long-term debt at June 30, 2010 in the consolidated balance sheet in this Form 10-Q.

On June 21, 2010, we prepaid our $56.3 million mortgage note that was scheduled to mature on September 10, 2010. The note was secured by the mortgage note receivable due on the same date entered into with Concord Resort in connection with the planned resort development which was settled on June 18, 2010 as further discussed below. Deferred financing costs, net of accumulated amortization, of $0.1 million were written off in connection with the prepayment of this loan and are included in costs associated with loan refinancing in the consolidated income statements in this Form 10-Q.

On June 30, 2010, we issued $250.0 million in senior notes due on July 15, 2020. The notes bear interest at 7.75%. Interest is payable on July 15 and January 15 of each year beginning on January 15, 2011 until the stated maturity date of July 15, 2020. The notes were issued at 98.29% of their principal amount and are guaranteed by certain of our subsidiaries. The notes contain various covenants, including: (i) a limitation on incurrence of any debt which would cause the ratio of our debt to adjusted total assets to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause the ratio of secured debt to adjusted total assets to exceed 40%; (iii) a limitation on incurrence of any debt which would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of our total unencumbered assets to be not less than 150% of our outstanding unsecured debt.

Additionally on June 30, 2010, we entered into a new $320.0 million unsecured revolving credit facility. The new unsecured revolving credit facility provides for the extension of credit not to exceed $320.0 million, including a $70.0 million subline for letters of credit. The new unsecured revolving credit facility contains an accordion feature whereby, subject to lender approval, the total amount of the facility may be increased to $420.0 million. The facility matures on December 1, 2013, unless extended us, the agent and the lenders. The unsecured revolving credit facility contains various restrictive covenants related to financial and operating performance.

We used the proceeds from the note offering and the new unsecured revolving credit facility to repay borrowings of $171.0 million on our previous revolving credit facility, pay in full our term loan of $117.3 million and to pay in full our Canadian dollar (“CAD”) denominated loan secured by Toronto Dundas Square with a principal amount of CAD $98.8 million ($94.1 million US). In connection with the payment in full of the term loan, the related interest rate swaps were terminated at a cost of $8.3 million. Prepayment penalties related to the termination of the Toronto Dundas Square debt were approximately CAD $1.0 million ($1.0 million US). Deferred financing costs, net of accumulated amortization, of $5.8 million were written off as part of this refinancing. As of June 30, 2010, $153.5 million was outstanding under our new $320.0 million unsecured revolving credit facility.

Issuance of Common Shares

On May 11, 2010, we issued pursuant to a registered public offering 3,600,000 common shares at a purchase price of $41.00. Total net proceeds to us after underwriting discounts and expenses were approximately $141.0 million.

Investments

On January 22, 2010, we acquired five public charter school properties from Imagine Schools, Inc. and funded one expansion at a previously acquired public charter school property for a total acquisition price of $44.1 million. The properties are leased under a long-term triple-net master lease that is classified as a direct financing lease as described in Note 5 to the consolidated financial statements in this Form 10-Q. The five properties are located in Florida, Indiana and Ohio and the expansion is located in Michigan. Additionally, we have agreed to finance $10.9 million in development costs for expansions at four of our existing public charter school properties as discussed further in Note 18 to the consolidated financial statements in this Form 10-Q.

On March 4, 2010, we completed the acquisition of Toronto Dundas Square, previously in receivership, by paying off senior debt of approximately $122 million Canadian dollars (CAD). As a result of the closing of this acquisition, our second mortgage note on the project has been extinguished. In conjunction with the acquisition, we closed on a CAD $100 million first mortgage term loan with a group of banks. As discussed above, the term loan was paid in full on June 30, 2010. Toronto Dundas Square is a 13-level entertainment retail center located in downtown Toronto, consisting of approximately 330,000 square feet of net rentable area, as well as 25,000 square feet of digital and static signage. See Note 4 to the consolidated financial statements in this Form 10-Q for further discussion.

On May 1, 2010, we contributed an additional $14.9 million to our joint venture, Atlantic-EPR I, to pay off the Partnership’s long-term debt at its maturity of May 1, 2010. We expect to earn a priority return of 15% on our additional contribution per the partnership agreement.

On June 11, 2010, we acquired 12 theatre properties for a total investment of $124.4 million from a third-party. The theatre properties are located in Colorado, California, Texas and Indiana. The theatre properties contain an aggregate of approximately 192 screens, and are comprised of an aggregate of approximately 864,530 square feet of space located on 139 acres. The theatre properties are leased to Cinemark USA pursuant to triple net leases with the tenant responsible for all taxes, costs and expenses arising from the use or operation of the properties. The leases contain cross-default provisions pursuant to which a default under one lease would result in a default under each other lease. The remaining initial lease term is approximately eight years, with a step down in rent of 11.5% in the event the tenant exercises the first of five tenant options to extend for five years each.

Sale of Property

On June 15, 2010, we completed the sale of a ten acre vineyard and winery facility in Napa Valley, California for $6.5 million and a loss on sale of $934 thousand was recognized during the three months ended June 30, 2010. As further detailed in Note 16 to the consolidated financial statement in this Form 10-Q, the results of operations of the property have been classified within discontinued operations. In conjunction with the sale, we paid in full the $4.6 million mortgage note that was secured by the property and incurred $0.4 million in costs to terminate the related interest rate swap agreement.

Other Mortgage Notes and Notes Receivable

On April 2, 2010, our $25.0 million first mortgage loan agreement with Peak matured. We entered into a modification agreement with Peak and per the terms of this agreement, the maturity date of the loan was extended to April 1, 2012 with a one year extension option subject to our approval and the principal was increased to $41.0 million. The carrying value of this mortgage note receivable at June 30, 2010 was $33.7 million and the loan is secured by approximately 696 acres of development land. Per the modification agreement, Peak is required to fund debt service reserves in the first quarter of each year sufficient to pay an entire calendar year of payment obligations on all of their outstanding notes and leases. Monthly interest payments are transferred to us from these debt service reserves.

On June 14, 2010, we amended our secured mortgage loan agreements with SVV I, LLC and an affiliate of SVV I, LLC (together, “SVVI”) to provide for an additional advance of $5.0 million for additional improvements made to the Kansas City, Kansas water-park. The carrying value of this mortgage note receivable at June 30, 2010 was $168.5 million. SVVI is required to fund a debt service reserve for off-season fixed payments (those due from September to May). The reserve is to be funded in monthly installments during the months of June, July and August.

Cappelli Settlement

As discussed in Note 7 to the consolidated financial statements in this Form 10-Q, on June 18, 2010, we entered into a series of agreements with Mr. Cappelli and several of his affiliates regarding the settlement of all pending litigation and a restructuring of our investments with Mr. Cappelli and his affiliates. The significant terms of the agreements are as follows:

Concord Resort transferred its interests in the Concord resort property to one of our wholly owned subsidiaries in exchange for its release from obligations under the Concord Mortgage Note, subject to: an option granted to Concord Resort to purchase for a two-year period our subsidiary that is holding the Concord resort property for $143.0 million, plus interest accruing on such sum at the rate of 6% per annum, a right of first refusal granted to Concord Resort with respect to purchasing our interest in the Concord resort property applicable for a period of two years, certain limitations on our ability to own or operate any casino, racino, racing or gaming facility on the Concord resort property, which is adjacent to the Concord casino property owned by an affiliate of Mr. Cappelli (the “Casino Owner”), certain limitations on the ability of the Casino Owner (or its successor) to own or operate a resort facility, golf course or other operation or facility on the Concord casino property, other than the currently contemplated casino and hotel project, and upon the execution of an agreement for the construction of the Concord casino on the Concord casino property, we agreed to lease or sublease, as applicable, two golf courses that are associated with the Concord resort property to a Cappelli affiliate on a triple net basis for an initial term of 10 years, plus five 5-year extensions at fair market value rent mutually acceptable to the parties. Additionally, we became the lessee of a ground lease which is classified as a capital lease.

We transferred to a Cappelli affiliate, KBC Concord LLC (“KBC Concord”), three promissory notes, in an aggregate principal amount of $30.0 million and for which we had previously recorded a loan loss reserve in the aggregate of $28.0 million, in exchange for an agreement by KBC Concord to pay us up to $15.0 million payable from 50% of the available cash distributed to KBC Concord from its minority interest in the Concord casino project;

We have provided a binding commitment to acquire a $30.0 million participation (pari passu with the other lenders) from Union Labor Life Insurance Company (“ULLICO”) in a loan to be made by ULLICO and other lenders under a proposed amended and restated master credit agreement to the Concord casino project, which is conditioned upon, among other things, receipt of a $100.0 million equity investment by a major gaming operator prior to December 31, 2010.

One of Mr. Cappelli’s affiliates, LC New Roc LP, transferred to us its partnership interest in New Roc Associates, L.P. (previously a consolidated joint venture that had a noncontrolling interest balance of $3.9 million at March 31, 2010), which owns New Roc, an entertainment retail center located in New Rochelle, New York, in exchange for the our interest in LC White Plains Retail LLC and LC White Plains Recreation, LLC (each part of a previously consolidated joint venture with a deficit noncontrolling interest balance of $10.0 million of March 31, 2010), which own City Center, an entertainment retail center located in White Plains, New York, and a promissory note related to City Center, in the original principal amount of $20.0 million payable by Cappelli Group, LLC to us (previously eliminated in consolidation). As a result, we now hold a 100% interest in New Roc and have no interest in City Center. As further detailed in Note 16 to the consolidated financial statements in this Form 10-Q, the results of operations of City Center have been classified in discontinued operations.

In addition, we paid cash and assumed liabilities of $3.7 million for the interests acquired, the acquisition of certain equipment and the payment of property obligations. The Company also incurred $1.6 million in closing costs and other expenses, including transfer taxes, and the parties mutually released and settled all claims, obligations and liabilities, including all pending litigation. As a result of the settlement, we recognized a gain of $4 thousand which is included in other income.

Tenant Defaults

The wine industry has been adversely affected by recent economic conditions which continue to effect several of our tenant’s ability to perform under their leases. During the second quarter of 2010, one of our vineyard and winery tenants, Sapphire Wines, LLC went into receivership. Revenue from this tenant totaled $1.1 million for both the six months ended June 30, 2010 and 2009. Outstanding receivables of $2.1 million (including $175 thousand of straight-line rent) have been fully reserved at June 30, 2010. We have assessed the carrying value of the property for impairment at June 30, 2010 and no additional provision for impairment was considered necessary based on this analysis. Management determined the fair value of the assets taking into account various factors, including an independent appraisal prepared as of December 31, 2009.

Results of Operations

Three months ended June 30, 2010 compared to three months ended June 30, 2009

Rental revenue was $58.0 million for the three months ended June 30, 2010, compared to $48.2 million for the three months ended June 30, 2009. The $9.8 million increase resulted primarily from acquisitions completed in 2009 and 2010 and base rent increases on existing properties, partially offset by a decline in rental revenue from our vineyard and winery tenants. Percentage rents of $0.2 million were recognized during both the three months ended June 30, 2010 and 2009. Straight-line rents of $0.4 million and $0.5 million were recognized during the three months ended June 30, 2010 and 2009, respectively.

Tenant reimbursements totaled $6.5 million for the three months ended June 30, 2010 compared to $3.6 million for the three months ended June 30, 2009. These tenant reimbursements arise from the operations of our retail centers. The $2.9 million increase is primarily due to our acquisition of Toronto Dundas Square on March 4, 2010 as described in Note 4 to the consolidated financial statements in this Form 10-Q as well as an increase in tenant reimbursements at our retail centers in Ontario, Canada.

Other income was $0.1 million for the three months ended June 30, 2010 compared to $0.7 million for the three months ended June 30, 2009. The decrease of $0.6 million is due to a $0.4 million decrease in revenues from a family bowling center in Westminster, Colorado previously operated through a wholly-owned taxable REIT subsidiary. The bowling center was converted to a third party lease on February 1, 2010. Additionally, other income decreased due to a $0.2 million gain recognized upon settlement of foreign currency forward contracts for the three months ended June 30, 2009. A slight loss was recognized for the three months ended June 30, 2010 and is included in other expense.

Mortgage and other financing income for the three months ended June 30, 2010 was $13.0 million compared to $11.2 million for the three months ended June 30, 2009. The $1.8 million increase is due to our January 2010 acquisition of five public charter school properties as further described in Notes 4 and 5 to the consolidated financial statements in this Form 10-Q as well as increased real estate lending activities primarily related to our mortgage loan agreement with SVVI.

Our property operating expense totaled $9.0 million for the three months ended June 30, 2010 compared to $4.7 million for the three months ended June 30, 2009. These property operating expenses arise from the operations of our retail centers. The $4.3 million increase resulted from our acquisition of Toronto Dundas Square on March 4, 2010 as described in Note 4 to the consolidated financial statements in this Form 10-Q as well as increases in bad debt expense associated with our vineyard and winery tenants and property operating expenses at our retail centers in Ontario, Canada.

Other expense totaled $0.1 million for the three months ended June 30, 2010 compared to $0.9 million for the three months ended June 30, 2009. The $0.8 million decrease is due to less expense recognized related to a family bowling center in Westminster, Colorado previously operated through a wholly-owned taxable REIT subsidiary as further described above as well as less expense at our vineyard and winery properties that are being operated through a wholly-owned taxable REIT subsidiary.

Our general and administrative expense totaled $4.6 million for the three months ended June 30, 2010 compared to $4.2 million for the three months ended June 30, 2009. The increase of $0.4 million is primarily due to an increase in payroll related expenses and professional fees.

Our net interest expense increased by $3.0 million to $18.7 million for the three months ended June 30 2010 from $15.7 million for the three months ended June 30, 2009. This increase resulted from the increase in the average long-term debt outstanding used to finance our real estate acquisitions and fund our mortgage notes receivable as well as an increased interest rate on our previous revolving credit facility.

Costs associated with loan refinancing were $15.2 million for the three months ended June 30, 2010 and $0.1 million for the three months ended June 30, 2009. For the three months ended June 30, 2010, these costs related primarily to the termination of our previous revolving credit facility, our term loan (and related interest rate swap agreements) and our loan that was secured by the Toronto Dundas Square Project. For the three months ended June 30, 2009, these costs related to the amendment and restatement of our revolving credit facility and consisted of the write-off of $0.1 million of certain unamortized financing costs.

Depreciation and amortization expense totaled $13.0 million for the three months ended June 30, 2010 compared to $10.2 million for the three months ended June 30, 2009. The $2.8 million increase resulted primarily from asset acquisitions in 2009 and 2010.

Equity in income from joint ventures total $0.4 million for the three months ended June 30, 2010 compared to $0.2 million for the three months ended June 30, 2009. The $0.2 million increase is due to our contribution of an additional $14.9 million to Atlantic-EPR I to pay off the Partnership’s long- term debt at its maturity of May 1, 2010. The $14.9 million contribution earns a preferred return of 15%.

Loss from discontinued operations totaled $1.4 million for the three months ended June 30, 2010 compared to $2.1 million for the three months ended June 30, 2009. The $0.7 million decrease is due primarily to less depreciation and bad debt expense incurred by the entertainment retail center at White Plains as well as our ten acre vineyard and winery facility in Napa Valley, California. Both of these properties were disposed of in the second quarter of 2010.

Loss on sale of real estate from discontinued operations of $0.9 million for the three months ended June 30, 2010 was due to the sale of a ten acre vineyard and winery facility in Napa Valley, California for $6.5 million. There was no loss on sale of real estate from discontinued operations for the three months ended June 30, 2009.

Noncontrolling interest totaled $0.8 million for the three months ended June 30, 2010 compared to $1.7 million for the three months ended June 30, 2009. This noncontrolling interest primarily related to the consolidation of a VIE at the entertainment retail center in White Plains, New York. As further discussed in Note 7, our interest in the VIE was extinguished in connection with the settlement entered into with Mr. Cappelli on June 18, 2010.

Six months ended June 30, 2010 compared to six months ended June 30, 2009

Rental revenue was $113.0 million for the six months ended June 30, 2010, compared to $96.2 million for the six months ended June 30, 2009. The $16.8 million increase resulted primarily from acquisitions completed in 2009 and 2010 and base rent increases on existing properties, partially offset by a decline in rental revenue from our vineyard and winery tenants. Percentage rents of $1.0 million and $0.6 million were recognized during the six months ended June 30, 2010 and 2009, respectively. Straight-line rents of $0.7 million and $1.1 million were recognized during the six months ended June 30, 2010 and 2009, respectively.

Tenant reimbursements totaled $11.5 million for the six months ended June 30, 2010 compared to $7.4 million for the six months ended June 30, 2009. These tenant reimbursements arise from the operations of our retail centers. The $4.1 million increase is primarily due to our acquisition of Toronto Dundas Square on March 4, 2010 as described in Note 4 to the consolidated financial statements in this Form 10-Q as well as an increase in tenant reimbursements at our retail centers in Ontario, Canada.

Other income was $0.3 million for the six months ended June 30, 2010 compared to $1.9 million for the six months ended June 30, 2009. The decrease of $1.6 million is due to a $0.8 million decrease in revenues from a family bowling center in Westminster, Colorado previously operated through a wholly-owned taxable REIT subsidiary. The bowling center was converted to a third party lease on February 1, 2010. Additionally, other income decreased due to a $0.8 million gain recognized upon settlement of foreign currency forward contracts for the six months ended June 30, 2009. A slight loss was recognized for the six months ended June 30, 2010 and is included in other expense.

Mortgage and other financing income for the six months ended June 30, 2010 was $25.6 million compared to $21.7 million for the six months ended June 30, 2009. The $3.9 million increase is due to our January 2010 acquisition of five public charter school properties as further described in Notes 4 and 5 to the consolidated financial statements in this Form 10-Q as well as increased real estate lending activities primarily related to our mortgage loan agreement with SVVI.

Our property operating expense totaled $16.2 million for the six months ended June 30, 2010 compared to $10.2 million for the six months ended June 30, 2009. These property operating expenses arise from the operations of our retail centers. The $6.0 million increase resulted from our acquisition of Toronto Dundas Square on March 4, 2010 as described in Note 4 to the consolidated financial statements in this Form 10-Q as well as well as increases in bad debt expense associated with our vineyard and winery tenants and property operating expenses at our retail centers in Ontario, Canada.

Other expense totaled $0.5 million for the six months ended June 30, 2010 compared to $1.5 million for the six months ended June 30, 2009. The $1.0 million decrease is primarily due to less expense recognized related to a family bowling center in Westminster, Colorado previously operated through a wholly-owned taxable REIT subsidiary as further described above.

Our general and administrative expense totaled $9.7 million for the six months ended June 30, 2010 compared to $8.3 million for the six months ended June 30, 2009. The increase of $1.4 million is primarily due to an increase in payroll related expenses and professional fees.

Our net interest expense increased by $4.7 million to $36.2 million for the six months ended June 30 2010 from $31.5 million for the six months ended June 30, 2009. This increase resulted from the increase in the average long-term debt outstanding used to finance our real estate acquisitions and fund our mortgage notes receivable as well as an increased interest rate on our previous revolving credit facility.

Costs associated with loan refinancing were $15.2 million for the six months ended June 30, 2010 and $0.1 million for the six months ended June 30, 2009. For the six months ended June 30, 2010, these costs related primarily to the termination of our previous revolving credit facility, our term loan (and related interest rate swap agreements) and our loan that was secured by the Toronto Dundas Square Project. For the six months ended June 30, 2009, these costs related to the amendment and restatement of our revolving credit facility and consisted of the write-off of $0.1 million of certain unamortized financing costs.

Transaction costs totaled $7.6 million for the six months ended June 30, 2010 compared to $0.1 million for the six months ended June 30, 2009. The increase of $7.5 million is primarily due to acquisition costs that were expensed as incurred in accordance with FASB ASC Topic 810 related to the acquisition of Toronto Dundas Square.

Provision for loan losses for the six months ended June 30, 2010 was $0.7 million and related to a note receivable that was settled in connection with the settlement with Mr. Cappelli entered on June 18, 2010 as further discussed in Note 7 to the consolidated financial statements in this Form 10-Q. There was no provision for loan losses for the six months ended June 30, 2009.

Depreciation and amortization expense totaled $24.7 million for the six months ended June 30, 2010 compared to $20.7 million for the six months ended June 30, 2009. The $4.0 million increase resulted primarily from asset acquisitions in 2009 and 2010.

Equity in income from joint ventures total $0.7 million for the six months ended June 30, 2010 compared to $0.4 million for the six months ended June 30, 2009. The $0.3 million increase is due to our contribution of an additional $14.9 million to Atlantic-EPR I to pay off the Partnership’s long -term debt at its maturity of May 1, 2010.

Gain on acquisition for the six months ended June 30, 2010 was $8.5 million and related to the acquisition of Toronto Dundas Square on March 4, 2010. For further discussion, see Note 4 to the consolidated financial statements in this Form 10-Q.

Loss from discontinued operations totaled $3.9 million for the six months ended June 30, 2010 compared to $5.2 million for the three months ended June 30, 2009. The $1.3 million increase is due to less depreciation and bad debt expense incurred by the entertainment retail center at White Plains as well as our ten acre vineyard and winery facility in Napa Valley, California. Both of these properties were disposed of in the second quarter of 2010.

Loss on sale of real estate from discontinued operations of $0.9 million for the six months ended June 30, 2010 was due to the sale of a ten acre vineyard and winery facility in Napa Valley, California for $6.5 million. There was no loss on sale of real estate from discontinued operations for the six months ended June 30, 2009.

Noncontrolling interest totaled $1.8 million for the six months ended June 30, 2010 compared to $2.9 million for the six months ended June 30, 2009. This noncontrolling interest primarily related to the consolidation of a VIE at the entertainment retail center in White Plains, New York. As further discussed in Note 7, our interest in the VIE was extinguished in connection with the settlement entered into with Mr. Cappelli on June 18, 2010.

Liquidity and Capital Resources

Cash and cash equivalents were $20.1 million at June 30, 2010. In addition, we had restricted cash of $16.4 million at June 30, 2010. Of the restricted cash at June 30, 2010, $9.8 million relates to cash held for our borrowers’ debt service reserves for mortgage notes receivable and the balance represents deposits required in connection with debt service, payment of real estate taxes and capital improvements.

Mortgage Debt, Credit Facilities and Term Loan

As of June 30, 2010, we had total debt outstanding of $1.2 billion. As of June 30, 2010, $1.0 billion of debt outstanding was fixed rate mortgage debt secured by a substantial portion of our rental properties and mortgage notes receivable, with a weighted average interest rate of approximately 6.4%. This $1.0 billion of fixed rate mortgage debt includes $84.1 million of LIBOR based debt that has been converted to fixed rate debt with interest rate swaps as further described below.

At June 30, 2010, we had $153.5 million in debt outstanding under our new $320.0 million unsecured revolving credit facility, with interest at a floating rate. The facility has a term expiring December 1, 2013. The amount that we are able to borrow on our revolving credit facility is a function of the values and advance rates, as defined by the credit agreement, assigned to the assets included in the borrowing base less outstanding letters of credit and less other liabilities. As of June 30, 2010, our total availability under the revolving credit facility was $166.5 million.

Through June 30, 2010, VinREIT, a subsidiary that holds our vineyard and winery assets, had drawn nine term loans aggregating $96.7 million in initial principal under our $160.0 million credit facility. These term loans have maturities ranging from December 1, 2017 to June 5, 2018, are 30% recourse to us and have stated interest rates of LIBOR plus 175 basis points on loans secured by real property and LIBOR plus 200 basis points on loans secured by fixtures and equipment. Under certain conditions, we are required to provide additional guarantees of these term loans beyond the 30% recourse provision described above. As of June 30, 2010, we had provided additional guarantees of $9.6 million. We have six interest rate swaps that fix the interest rates on the outstanding loans at a weighted average rate of 5.2%. Term loans can be drawn through September 26, 2010 under the credit facility. The credit facility provides for an aggregate advance rate of 65% based on the lesser of cost or appraised value. At June 30, 2010, the term loans outstanding under the credit facility had an aggregate balance of $87.6 million and approximately $63.3 million of the facility remains available. The credit facility also contains an accordion feature, whereby, subject to lender approval, we may obtain additional term loan commitments in an aggregate principal amount not to exceed $139.5 million.

Our principal investing activities are acquiring, developing and financing entertainment, entertainment-related, recreational and specialty properties. These investing activities have generally been financed with mortgage debt and the proceeds from equity offerings. Our revolving credit facility and our term loans are also used to finance the acquisition or development of properties, and to provide mortgage financing. We may also issue debt securities in public or private offerings. Continued growth of our rental property and mortgage financing portfolios will depend in part on our continued ability to access funds through additional borrowings and securities offerings.

Certain of our long-term debt agreements contain customary restrictive covenants related to financial and operating performance. At June 30, 2010, we were in compliance with all restrictive covenants.

Liquidity Requirements

Short-term liquidity requirements consist primarily of normal recurring corporate operating expenses, debt service requirements and distributions to shareholders. We meet these requirements primarily through cash provided by operating activities. Net cash provided by operating activities was $74.6 million for the six months ended June 30, 2010 and $77.0 million for the six months ended June 30, 2009. Net cash used in investing activities was $304.3 million and $42.7 million for the six months ended June 30, 2010 and 2009, respectively. Net cash provided by financing activities was $228.8 million for the six months ended June 30, 2010 and net cash used by financing activities $68.4 million for the six months ended June 30, 2009. We anticipate that our cash on hand, cash from operations, and funds available under our new revolving credit facility will provide adequate liquidity to fund our operations, make interest and principal payments on our debt, and allow distributions to our shareholders and avoid corporate level federal income or excise tax in accordance with REIT Internal Revenue Code requirements.

Commitments

As of June 30, 2010, we have agreed to finance $10.9 million in development costs for expansions at four of our existing public charter school properties. Development costs are advanced by us in periodic draws. If we determine that construction is not being completed in accordance with the terms of the development agreement, we can discontinue funding construction draws. We have agreed to lease the expansion facility to the current operator at pre-determined rates.

We have provided a guarantee of the payment of certain economic development revenue bonds related to four theatres in Louisiana for which we earn a fee at an annual rate of 1.75% over the 30 year term of the bond. We have recorded $3.2 million as a deferred asset included in accounts receivable and $3.2 million included in other liabilities in the accompanying consolidated balance sheet as of June 30, 2010 related to this guarantee. No amounts have been accrued as a loss contingency related to this guarantee because payment by us is not probable.

We have certain commitments related to our mortgage note investments that we may be required to fund in the future. We are generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of our direct control. As of June 30, 2010, we had three mortgage notes receivable with commitments totaling approximately $27.0 million. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

We have provided a binding commitment to acquire a $30.0 million participation (pari passu with the other lenders) from ULLICO in a loan to be made by ULLICO and other lenders under a proposed master credit agreement to the Concord casino project, which is conditioned upon, among other things, receipt of a $100.0 million equity investment by a major gaming operator prior to December 31, 2010.

Liquidity Analysis

In analyzing our liquidity, we generally expect that our cash provided by operating activities will meet our normal recurring operating expenses, recurring debt service requirements and distributions to shareholders.

We have no significant consolidated debt that matures before 2012. During 2012, we have approximately $65.3 million of consolidated debt maturities. Our cash commitments, as described above, include additional amounts expected to be funded in 2010 of $10.9 million for the public charter school expansions and additional commitments under various mortgage notes receivable totaling approximately $27.0 million and the ULLICO loan participation. Of the $27.0 million of mortgage note receivable commitments, approximately $4.7 million is expected to be funded in 2010.

Our sources of liquidity for 2010 to pay the above commitments include the remaining amount available under our new unsecured revolving credit facility of approximately $166.5 million and unrestricted cash on hand of $20.1 million. Accordingly, while there can be no assurance, we expect that our sources of cash will significantly exceed our expected uses of cash over the remainder of 2010.

We believe that we will be able to repay, extend, refinance or otherwise settle our debt as the debt comes due in the future, and that we will be able to fund our remaining commitments as necessary. However, there can be no assurance that additional financing or capital will be available, or that terms will be acceptable or advantageous to us.

Our primary use of cash after paying operating expenses, debt service, distributions to shareholders and funding existing commitments is in growing our investment portfolio through the acquisition, development and financing of additional properties. We expect to finance these investments with borrowings under our new unsecured revolving credit facility, as well as long-term debt and equity financing alternatives. The availability and terms of any such financing will depend upon market and other conditions. If we borrow the maximum amount available under our new unsecured revolving credit facility, there can be no assurance that we will be able to obtain additional investment financing. (See “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on February 26, 2010 and, to the extent applicable, in our Quarterly Reports on Form 10-Q).

Off Balance Sheet Arrangements

At June 30, 2010, we had a 24.8% and 23.6% investment interest in two unconsolidated real estate joint ventures, Atlantic-EPR I and Atlantic-EPR II, respectively, which are accounted for under the equity method of accounting. We do not anticipate any material impact on our liquidity as a result of commitments involving those joint ventures. On May 1, 2010, we contributed an additional $14.9 million to Atlantic-EPR I to pay off the Partnership’s long-term debt at its maturity of May 1, 2010. We expect to earn a priority return of 15% on our additional contribution per the partnership agreement. We recognized income of $627 and $278 (in thousands) from our investment in the Atlantic-EPR I joint venture during the six months ended June 30, 2010 and 2009, respectively. We recognized income of $177 and $166 (in thousands) from our investment in the Atlantic-EPR II joint venture during the six months ended June 30, 2010 and 2009, respectively. As of June 30, 2010, Atlantic EPR-II has a $14.9 million mortgage note payable secured by a megaplex theatre which matures September 2013.

The joint venture agreements for Atlantic-EPR I and Atlantic-EPR II allow our partner, Atlantic of Hamburg, Germany (“Atlantic”), to exchange up to a maximum of 10% of its ownership interest per year in each of the joint ventures for common shares of the Company or, at our discretion, the cash value of those shares as defined in each of the joint venture agreements. During 2009, we paid Atlantic cash of $109 and $9 (in thousands), respectively, in exchange for additional ownership of 0.7% and 0.2% for Atlantic-EPR I and Atlantic-EPR II, respectively. During 2010, we have paid Atlantic cash of $679 and $168 (in thousands), respectively, in exchange for additional ownership of 2.2% and 1.5% for Atlantic EPR-I and Atlantic EPR-II, respectively. These exchanges did not impact total partners’ equity in either Atlantic-EPR I or Atlantic-EPR II.

Capital Structure and Coverage Ratios

We believe that our shareholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest, fixed charge and debt service coverage ratios. We expect to maintain our leverage ratio (i.e. total long-term debt to gross assets) between 35% and 45%. However, the timing and size of our equity and debt offerings may cause us to temporarily operate over this threshold. At June 30, 2010, our leverage ratio was 38%. Our long-term debt as a percentage of our total market capitalization at June 30, 2010 was 36%; however, we do not manage to a ratio based on total market capitalization due to the inherent variability that is driven by changes in the market price of our common shares. We calculate our total market capitalization of $3.4 billion by aggregating the following at June 30, 2010:

•	Common shares outstanding of 46,495,927 multiplied by the last reported sales price of our common shares on the NYSE of $38.07 per share, or $1.8 billion;

•	Aggregate liquidation value of our Series B preferred shares of $80 million;

•	Aggregate liquidation value of our Series C convertible preferred shares of $135 million;

•	Aggregate liquidation value of our Series D preferred shares of $115 million;

•	Aggregate liquidation value of our Series E convertible preferred shares of $86 million and

•	Total long-term debt of $1.2 billion

Our interest coverage ratio for the six months ended June 30, 2010 and 2009 was 3.2 times and 3.1 times, respectively. Interest coverage is calculated as the interest coverage amount (as calculated in the following table) divided by interest expense, gross (as calculated in the following table). We consider the interest coverage ratio to be an appropriate supplemental measure of a company’s ability to meet its interest expense obligations. Our calculation of the interest coverage ratio may be different from the calculation used by other companies, and therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures. The following table shows the calculation of our interest coverage ratios. Amounts below include the impact of discontinued operations, which are separately classified in the consolidated statements of income included in this Quarterly Report on Form 10-Q (unaudited, dollars in thousands):

	Six Months Ended June 30,
	2010	2009

Net income	$43,838	$50,090
Interest expense, gross	39,635	35,405
Interest cost capitalized	(175)	(434)
Depreciation and amortization	26,035	24,463
Share-based compensation expense to management and trustees	2,334	2,155
Costs associated with loan refinancing	15,620	117
Straight-line rental revenue	(815)	(1,145)
Loss on sale of real estate from discontinued operations	934	-
Transaction costs	7,635	116
Provision for loan losses	700	-
Gain on acquisition	(8,468)	-

Interest coverage amount	$127,273	$110,767

Interest expense, net	$39,426	$34,919
Interest income	34	52
Interest cost capitalized	175	434

Interest expense, gross	$39,635	$35,405

Interest coverage ratio	3.2	3.1

The interest coverage amount per the above table is a non-GAAP financial measure and should not be considered an alternative to any GAAP liquidity measures. It is most directly comparable to the GAAP liquidity measure, “Net cash provided by operating activities,” and is not directly comparable to the GAAP liquidity measures, “Net cash used in investing activities” and “Net cash provided by financing activities.” The interest coverage amount can be reconciled to “Net cash provided by operating activities” per the consolidated statements of cash flows included in this Quarterly Report on Form 10-Q as follows. Amounts below include the impact of discontinued operations, which are separately classified in the consolidated statements of cash flows included in this Quarterly Report on Form 10-Q (unaudited, dollars in thousands):

	Six Months Ended June 30,
	2010	2009

Net cash provided by operating activities	$74,643	$77,017

Equity in income from joint ventures	656	444
Distributions from joint ventures	(855)	(493)
Amortization of deferred financing costs	(2,626)	(1,449)
Amortization of above market leases, net	(61)	-
Increase in mortgage notes accrued interest receivable	828	244
Decrease in restricted cash	(3,093)	(2,133)
Increase (decrease) in accounts receivable, net	3,388	(3,768)
Decrease in notes and accrued interest receivable	(20)	(198)
Increase in direct financing lease receivable	2,337	1,856
Increase in other assets	3,020	4,253
Decrease (increase) in accounts payable and accrued liabilities	(8,236)	30
Decrease in unearned rents	1,350	1,022
Straight-line rental revenue	(815)	(1,145)
Interest expense, gross	39,635	35,405
Interest cost capitalized	(175)	(434)
Costs associated with loan refinancing (cash portion)	9,662
Transaction costs	7,635	116

Interest coverage amount	$127,273	$110,767

Our fixed charge coverage ratio for the six months ended June 30, 2010 and 2009 was 2.3 times and 2.2 times, respectively. The fixed charge coverage ratio is calculated in exactly the same manner as the interest coverage ratio, except that preferred share dividends are also added to the denominator. We consider the fixed charge coverage ratio to be an appropriate supplemental measure of a company’s ability to make its interest and preferred share dividend payments. Our calculation of the fixed charge coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures. The following table shows the calculation of our fixed charge coverage ratios (unaudited, dollars in thousands):

	Six Months Ended June 30,
	2010	2009

Interest coverage amount	$127,273	$110,767

Interest expense, gross	39,635	35,405
Preferred share dividends	15,103	15,103

Fixed charges	$54,738	$50,508

Fixed charge coverage ratio	2.3	2.2

Our debt service coverage ratio for the six months ended June 30, 2010 and 2009 was 2.4 times and 2.3 times, respectively. The debt service coverage ratio is calculated in exactly the same manner as the interest coverage ratio, except that recurring principal payments are also added to the denominator. We consider the debt service coverage ratio to be an appropriate supplemental measure of a company’s ability to make its debt service payments. Our calculation of the debt service coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited.

This information should not be considered as an alternative to any GAAP liquidity measures. The following table shows the calculation of our debt service coverage ratios (unaudited, dollars in thousands):

	Six Months Ended June 30,
	2010	2009

Interest coverage amount	$127,273	$110,767

Interest expense, gross	39,635	35,405
Recurring principal payments	13,287	12,284

Debt service	$52,922	$47,689

Debt service coverage ratio	2.4	2.3

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

The following table summarizes our FFO, FFO per share and certain other financial information for the three and six months ended June 30, 2010 and 2009 (unaudited, in thousands, except per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income available to common shareholders of Entertainment Properties Trust	$8,036	$20,152	$30,560	$37,930
Loss on sale of real estate	934	-	934	-
Real estate depreciation and amortization	13,527	11,642	25,800	24,076
Allocated share of joint venture depreciation	67	66	133	131
Noncontrolling interest	(872)	(1,746)	(1,905)	(3,070)

FFO available to common shareholders of Entertainment Properties Trust	$21,692	$30,114	$55,522	$59,067

FFO per common share attributable to Entertainment Properties Trust:
Basic	$0.48	$0.86	$1.27	$1.70
Diluted	0.48	0.86	1.26	1.70

Shares used for computation (in thousands):
Basic	44,869	34,970	43,865	34,678
Diluted	45,214	34,992	44,185	34,686

Other financial information:
Dividends per common share	$0.65	$0.65	$1.30	$1.30

The additional 1.9 million common shares that would result from the conversion of our 5.75% Series C cumulative convertible preferred shares and the additional 1.6 million common shares that would result from the conversion of our 9.0% Series E cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted earnings per share and diluted FFO per share for the three and six months ended June 30, 2010 and 2009 because the effect is anti-dilutive.

Adjusted Funds From Operations (AFFO)

In addition to FFO, AFFO is presented by adding to FFO non-cash impairment charges and provision for loan losses, transaction costs, non-real estate depreciation and amortization, deferred financing fees amortization, costs associated with loan refinancing and share-based compensation expense to management and trustees, and subtracting maintenance capital expenditures (including second generation tenant improvements and leasing commissions), straight-lined rental revenue, the non-cash portion of mortgage and other financing income, amortization of above market leases, net and gain on acquisiton. AFFO is a widely used measure of the operating performance of real estate companies and is provided here as a supplemental measure to GAAP net income available to common shareholders and earnings per share, and management provides AFFO herein because it believes this information is useful to investors in this regard. AFFO is a non-GAAP financial measure and should not be considered an alternative to any GAAP liquidity measures. AFFO does not represent cash flows from operations as defined by GAAP and is not indicative that cash flows are adequate to fund all cash needs and is not to be considered an alternative to net income or any other GAAP measure as a measurement of the results of our operations or our cash flows or liquidity as defined by GAAP. It should also be noted that not all REITs calculate AFFO the same way so comparisons with other REITs may not be meaningful.

The following table summarizes our AFFO for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
FFO available to common shareholders of Entertainment Properties Trust	$21,692	$30,114	$55,522	$59,067
Adjustments:
Provision for loan losses	-	-	700	-
Transaction costs	111	37	7,635	116
Non-real estate depreciation and amortization	97	191	227	387
Deferred financing fees amortization	1,390	693	2,626	1,449
Costs associated with loan refinancing	15,620	117	15,620	117
Share-based compensation expense to management and trustes	1,172	1,078	2,334	2,155
Maintenance capital expenditures (1)	(163)	(526)	(451)	(1,100)
Straight-lined rental revenue	(469)	(584)	(815)	(1,145)
Non-cash portion of mortgage and other financing income	(1,257)	(1,791)	(3,263)	(3,535)
Amortization of above market leases, net	39	-	61	-
Gain on acquisition	-	-	(8,468)	-

AFFO available to common shareholders of Entertainment Properties Trust	$38,232	$29,329	$71,728	$57,511

(1) Includes maintenance capital expenditures and second generation tenant improvements and leasing commissions.

Impact of Recently Issued Accounting Standards

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU No. 2010-6”). This statement requires new disclosures and clarifies existing disclosure requirements about fair value measurement. ASU No. 2010-06 only applies to disclosures related to estimated fair values as disclosed in Note 12 to the consolidated financial statements in this Form 10-Q. Among these amendments, entities will be required to provide enhanced disclosures about transfers into and out of the Level 1 and Level 2 classifications, provide separate disclosures about purchases, sales, issuances and settlements relating to the tabular reconciliation of beginning and ending balances of the Level 3 classification and provide greater disaggregation for each class of assets and liabilities that use fair value measurements. Except for the detailed Level 3 roll-forward disclosures, the new standard is effective for the Company for interim and annual reporting periods beginning after December 31, 2009. The adoption of this accounting standards amendment did not have a material impact on the Company’s consolidated financial statements. The requirement to provide detailed disclosures about the purchases, sales, issuances and settlements in the roll-forward activity for Level 3 fair value measurements is effective for the Company for interim and annual reporting periods beginning after December 31, 2010. The Company does not expect that the adoption of these new disclosure requirements will have a material impact on its consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, primarily relating to potential losses due to changes in interest rates and foreign currency exchange rates. We seek to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new long-term fixed rate borrowings whenever possible. We also have a $320 million unsecured revolving credit facility with $153.5 million outstanding as of June 30, 2010, a $160.0 million term loan facility with $87.6 million outstanding as of June 30, 2010 and a $10.7 million bond, all of which bear interest at a floating rate. As further described in Note 11 to the consolidated financial statements in this Form 10-Q, $84.1 million of the term loans are LIBOR based debt that has been converted to a fixed rate with six interest rate swaps.

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

We financed the acquisition of four of our Canadian entertainment retail centers with fixed rate mortgage loans from a Canadian lender in the original aggregate principal amount of approximately U.S. $97 million. The loans were made and are payable by us in CAD, and the rents received from tenants of the properties are payable in CAD.

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

See Note 11 to the consolidated financial statements in this Form 10-Q for additional information on our derivative financial instruments and hedging activities.

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

On December 31, 2009, the Company filed a petition with the Western District Court of Missouri against Mr. Cappelli, Concord Resort, LLC and certain of their affiliates seeking payment of amounts due under the various loans to them by the Company that are in default. The Company also sought a declaratory judgment that it has no obligation to make an additional advance to Concord Resort under any prior loan commitment. The defendants in this action removed the case to the U.S. District Court for the Western District of Missouri and the defendant unsuccessfully attempted to transfer venue to a U.S. District Court in the State of New York. On April 9, 2010, Louis Cappelli and related entities filed a complaint with the Supreme Court of the State of New York, County of Westchester against the Company and certain of its subsidiaries seeking declaratory relief, derivative relief and money damages relating to the casino resort project in Sullivan County, New York and the entertainment retail center in White Plains, New York.

On June 18, 2010, the Company entered into a series of agreements with Mr. Cappelli and several of his affiliates regarding the settlement of all pending litigation and a restructuring of our investments with Mr. Cappelli and his affiliates. The case filed by the Company in the Western District Court of Missouri and removed to the U.S. District Court for the Western District of Missouri was dismissed by the court on June 23, 2010. On June 23, 2010, the parties to the case filed by Mr. Cappelli and certain of his affiliates with the Supreme court of the State of New York, County of Westchester, filed a stipulation of dismissal with prejudice and the parties are expecting the court to order dismissal in the near future.

Other than routine litigation and administrative proceedings arising in the ordinary course of business, we are not presently involved in any litigation nor, to our knowledge, is any litigation threatened against us or our properties, which is reasonably likely to have a material adverse effect on our liquidity or results of operations.

Item  1A.  Risk Factors

Except as provided below (all of which was included in our “Regulation FD Disclosure” previously furnished on From 8-K on June 24, 2010), there were no material changes during the quarter from the risk factors previously discussed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.

The information below updates and replaces the risk factor “We previously made several investments with a developer, including a significant loan commitment on a planned resort development. There can be no assurance that the resort development will be completed or that the deterioration of the developer’s financial condition or sources of liquidity will not have a material adverse effect on the resort development or our other investments with the developer.” previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 and modified in our Quarterly Report on Form 10-Q for the period ended March 31, 2010.

We previously made a significant investment in a planned resort development and have committed to participate in a loan on the related casino project. There can be no assurance that the casino project and resort development will be completed or that the deterioration of the developer’s financial condition or sources of liquidity will not have a material adverse effect on the casino project and resort development or our financial condition and results of operations.

On June 18, 2010, in connection with the settlement of litigation between us and Mr. Cappelli and certain of his affiliates, we acquired the Concord resort property that was subject to the secured first mortgage loan and agreed to participate in a loan to the related casino project, subject to certain conditions. There can be no assurance that the cancellation or indefinite delay of the Concord resort development or the related casino project, would not have a material adverse effect on our investment in the resort property, which could cause us to record an impairment charge with respect to our interest in such property, and which could result in a material adverse effect on our financial condition and results of operations.

The information below updates and replaces the risk factor “We depend on leasing space to tenants on economically favorable terms and collecting rent from our tenants, who may not be able to pay.” previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Specifically, the wine industry has been adversely affected by recent economic conditions which have and may continue to affect our tenants’ ability to perform under their leases. The economic downturn has adversely affected the wine industry generally, and has severely impacted the cash flow of many vineyard and winery properties, which has and could continue to result in their failure to have sufficient funds to support operations or make payment under their leases.

The information below updates and replaces the risk factor “Covenants in our debt instruments could adversely affect our financial condition and our acquisitions and development activities.” previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Covenants in our debt instruments could adversely affect our financial condition and our acquisitions and development activities.

The mortgages on our properties contain customary covenants such as those that limit our ability, without the prior consent of the lender, to further mortgage the applicable property or to discontinue insurance coverage. Our unsecured revolving credit facility and other loans that we may obtain in the future contain certain cross-default provisions as well as customary restrictions, requirements and other limitations on our ability to incur indebtedness, including covenants that limit our ability to incur debt based upon the level of our ratio of total debt to total assets, our ratio of secured debt to total assets and our ratio of EBITDA to interest expense and fixed charges. Our ability to borrow under our unsecured revolving credit facility is also subject to compliance with certain other covenants. In addition, our unsecured notes and other notes we may obtain in the future contain or may contain certain covenants relating to incurrence of debt and maintenance of unencumbered assets as well as other covenants imposing similar limitations. Failure to comply with our covenants could cause a default under the applicable debt instrument which in turn could result in defaults under our other debt instruments, and we may then be required to repay such debt with capital from other sources. Under those circumstances, other sources of capital may not be available to us, or be available only on unattractive terms. Additionally, our ability to satisfy current or prospective lenders’ insurance requirements may be adversely affected if lenders generally insist upon greater insurance coverage against acts of terrorism than is available to us in the marketplace or on commercially reasonable terms.

We rely on debt financing, including borrowings under our unsecured revolving credit facility, unsecured notes issued privately or publicly and debt secured by individual properties, to finance our acquisition and development activities and for working capital. If we are unable to obtain financing from these or other sources, or to refinance existing indebtedness upon maturity, our financial condition and results of operations would likely be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30, 2010 common stock	-		$-	-	$-
May 1 through May 31, 2010 common stock	-		-	-	-
June 1 through June 30, 2010 common stock	355	(1)	22.23	-	-

Total	355		$22.23	-	$-

(1)

The repurchase of equity securities during June of 2010 was completed in conjunction with the forfeiture of a former employee’s nonvested shares due to the employee’s termination of service with the Company. These repurchases were not made pursuant to a publicly announced plan or program.

Item 3. Defaults Upon Senior Securities

There were no reportable events during the quarter ended June 30, 2010.

Item 4. (Removed and Reserved)

Item 5. Other Information

There were no reportable events during the quarter ended June 30, 2010.

Item 6. Exhibits

4.1

Indenture, dated June 30, 2010, among Entertainment Properties Trust, certain of its subsidiaries, and UMB Bank, n.a., as trustee, which is attached as Exhibit 4.1 to the Company’s Form 8-K (Commission File No. 001-13561) filed on July 1, 2010, is hereby incorporated by reference as Exhibit 4.1

4.2	Form of 7.750% Senior Note due 2020 (included as Exhibit A to Exhibit 4.1 above)

4.3

Registration Rights Agreement, dated June 30, 2010, among Entertainment Properties Trust, certain of its subsidiaries, and J.P. Morgan Securities Inc., for itself and on behalf of several initial purchasers named therein, which is attached as Exhibit 4.3 to the Company’s Form 8-K (Commission File No. 001-13561) filed on July 1, 2010, is hereby incorporated by reference as Exhibit 4.3

10.1

Credit Agreement, dated June 30, 2010, among Entertainment Properties Trust; certain of its subsidiaries; the lenders defined therein; KeyBank National Association, as administrative agent; JP Morgan Chase Bank, N.A. and RBC Capital Markets, as co-syndication; and each of KeyBanc Capital Markets, LLC, J.P. Morgan Securities, Inc. and RBC Capital Markets, as joint lead arrangers and joint book runners, which is attached as Exhibit 10.1 to the Company’s Form 8-K (Commission File No. 001-13561) filed on July 1, 2010, is hereby incorporated by reference as Exhibit 10.1

31.1*

Certification of David M. Brain, Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*

Certification of Mark A. Peterson, Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
*	Filed herewith.

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

ENTERTAINMENT PROPERTIES TRUST

Dated: August 4, 2010	By	/s/ David M. Brain

David M. Brain, President – Chief Executive Officer (Principal Executive Officer)

Dated: August 4, 2010	By	/s/ Mark A. Peterson

Mark A. Peterson, Vice President – Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document

4.1

Indenture, dated June 30, 2010, among Entertainment Properties Trust, certain of its subsidiaries, and UMB Bank, n.a., as trustee, which is attached as Exhibit 4.1 to the Company’s Form 8-K (Commission File No. 001-13561) filed on July 1, 2010, is hereby incorporated by reference as Exhibit 4.1

4.2	Form of 7.750% Senior Note due 2020 (included as Exhibit A to Exhibit 4.1 above)
4.3

Registration Rights Agreement, dated June 30, 2010, among Entertainment Properties Trust, certain of its subsidiaries, and J.P. Morgan Securities Inc., for itself and on behalf of several initial purchasers named therein, which is attached as Exhibit 4.3 to the Company’s Form 8-K (Commission File No. 001-13561) filed on July 1, 2010, is hereby incorporated by reference as Exhibit 4.3

10.1

Credit Agreement, dated June 30, 2010, among Entertainment Properties Trust; certain of its subsidiaries; the lenders defined therein; KeyBank National Association, as administrative agent; JP Morgan Chase Bank, N.A. and RBC Capital Markets, as co-syndication; and each of KeyBanc Capital Markets, LLC, J.P. Morgan Securities, Inc. and RBC Capital Markets, as joint lead arrangers and joint book runners, which is attached as Exhibit 10.1 to the Company’s Form 8-K (Commission File No. 001-13561) filed on July 1, 2010, is hereby incorporated by reference as Exhibit 10.1

31.1*

Certification of David M. Brain, Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*

Certification of Mark A. Peterson, Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
*	Filed herewith.

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