Form 10-Q
period 2010-09-30
ENTERTAINMENT PROPERTIES TRUST
filed 2010-11-03
CIK 1045450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended September 30, 2010

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from                      to

Commission File Number: 001-13561

ENTERTAINMENT PROPERTIES TRUST

(Exact name of registrant as specified in its charter)

Maryland	43-1790877
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

909 Walnut, Suite 200 Kansas City, Missouri	64106
(Address of principal executive offices)	(Zip Code)

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

Yes ☐                    No ☒

At November 2, 2010, there were 46,536,130 common shares of beneficial interest outstanding.

CAUTIONARY STATEMENT CONCERNING FORWARD LOOKING STATEMENTS

With the exception of historical information, certain statements contained or incorporated by reference herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements may refer to our financial condition, results of operations, plans, objectives, acquisition or disposition of properties, future expenditures for development projects, capital resources, future financial performance and business. Forward-looking statements are not guarantees of performance. They involve numerous risks, uncertainties and assumptions. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “will be,” “continue,” “hope,” “goal,” “forecast,” “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans” “would,” “may” or other similar expressions in this Quarterly Report on Form 10-Q. In addition, references to our budgeted amounts and guidance are forward looking statements. Factors that could materially and adversely affect us include, but are not limited to, the factors listed below:

•	General international, national, regional and local business and economic conditions;

•	Current levels of market volatility are unprecedented;

•	The state of the credit markets;

•	The failure of a bank to fund a request by us to borrow money;

•	Failure of banks in which we have deposited funds;

•	Defaults in the performance of lease terms by our tenants and the financial condition of our tenants;

•	Defaults or bankruptcy by our customers, mortgagors, borrowers and counterparties on their obligations owed to us;

•	A borrower’s bankruptcy or default;

•	A significant development project may not be completed as planned;

•	The obsolescence of older multiplex theaters owned by some of our tenants;

•	Risks of operating in the entertainment industry;

•	Our ability to compete effectively;

•	A substantial portion of our megaplex theater properties are leased by a single tenant;

•	A single tenant leases or is the mortgagor of all our ski area investments;

•	A single tenant leases all of our charter schools;

•	Risks associated with use of leverage to acquire properties;

•	Financing arrangements that require lump-sum payments;

•	Our ability to sustain the rate of growth we have had in recent years;

•	Our ability to raise capital;

•	Covenants in our debt instruments that limit our ability to take certain actions;

•	Risks of acquiring and developing properties and real estate companies;

•	The lack of diversification of our investment portfolio;

•	Our continued qualification as a REIT;

•	The ability of our subsidiaries to satisfy their obligations;

•	Development and financing arrangements that expose us to funding or purchase risks;

•	We have a limited number of employees and the loss of personnel could harm operations;

•	Fluctuations in the value of real estate income and investments and the fact that our real estate investments are relatively illiquid;

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

ENTERTAINMENT PROPERTIES TRUST

Consolidated Balance Sheets

(Dollars in thousands except share data)

	September 30, 2010	December 31, 2009

Assets	(Unaudited)
Rental properties, net of accumulated depreciation of $286,392 and $258,638 at September 30, 2010 and December 31, 2009, respectively;	$2,020,424	$1,854,629
Land held for development	184,457	4,457
Property under development	7,671	8,272
Mortgage notes and related accrued interest receivable, net	304,955	522,880
Investment in a direct financing lease, net	225,187	169,850
Investment in joint ventures	19,334	4,080
Cash and cash equivalents	14,860	23,138
Restricted cash	21,253	12,857
Intangible assets, net	35,642	6,727
Deferred financing costs, net	21,379	12,136
Accounts receivable, net	36,364	30,727
Notes and related accrued interest receivable, net	5,152	7,898
Other assets	25,573	23,081

Total assets	$2,922,251	$2,680,732

Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$44,673	$28,411
Common dividends payable	30,248	27,880
Preferred dividends payable	7,552	7,552
Unearned rents and interest	13,148	7,509
Long-term debt	1,202,180	1,141,423

Total liabilities	1,297,801	1,212,775

Equity:
Common shares, $.01 par value; 75,000,000 shares authorized; and 47,747,218 and 43,867,677 shares issued at September 30, 2010 and December 31, 2009, respectively	477	438

Preferred shares, $.01 par value; 25,000,000 shares authorized:
3,200,000 Series B shares issued at September 30, 2010 and December 31, 2009; liquidation preference of $80,000,000	32	32
5,400,000 Series C convertible shares issued at September 30, 2010 and December 31, 2009; liquidation preference of $135,000,000	54	54
4,600,000 Series D shares issued at September 30, 2010 and December 31, 2009; liquidation preference of $115,000,000	46	46
3,450,000 Series E convertible shares issued at September 30, 2010 and December 31, 2009; liquidation preference of $86,250,000	35	35
Additional paid-in-capital	1,783,375	1,633,116
Treasury shares at cost: 1,211,877 and 974,749 common shares at September 30, 2010 and December 31, 2009, respectively	(39,069)	(29,968)
Loans to shareholders	(281)	(1,925)
Accumulated other comprehensive income	29,988	18,961
Distributions in excess of net income	(178,255)	(147,927)

Entertainment Properties Trust shareholders’ equity	1,596,402	1,472,862

Noncontrolling interests	28,048	(4,905)

Equity	1,624,450	1,467,957

Total liabilities and equity	$2,922,251	$2,680,732

See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST

Consolidated Statements of Income

(Unaudited)

(Dollars in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Rental revenue	$60,960	$49,210	$174,005	$145,339
Tenant reimbursements	6,489	4,067	18,002	11,478
Other income	235	441	516	2,310
Mortgage and other financing income	13,300	11,650	38,905	33,392

Total revenue	80,984	65,368	231,428	192,519

Property operating expense	9,622	5,423	25,736	15,586
Other expense	384	587	864	2,059
General and administrative expense	4,076	3,511	13,797	11,796
Interest expense, net	19,274	17,595	55,504	49,046
Costs associated with loan refinancing	-	-	15,247	117
Transaction costs	11	40	7,646	156
Provision for loan losses	-	65,757	700	65,757
Depreciation and amortization	13,464	10,868	38,165	31,596

Income (loss) before equity in income from joint ventures, gain from acquisition and discontinued operations	34,153	(38,413)	73,769	16,406

Equity in income from joint ventures	706	229	1,362	673
Gain on acquisition	-	-	8,468	-

Income (loss) from continuing operations	$34,859	$(38,184)	$83,599	$17,079

Discontinued operations:
Loss from discontinued operations	(14)	(37,178)	(3,982)	(42,350)
Gain (loss) on sale of real estate	198	-	(736)	-

Net income (loss)	35,043	(75,362)	78,881	(25,271)

Net loss (income) attributable to noncontrolling interests	(34)	16,071	1,791	19,014

Net income (loss) attributable to Entertainment Properties Trust	35,009	(59,291)	80,672	(6,257)

Preferred dividend requirements	(7,552)	(7,552)	(22,655)	(22,655)

Net income (loss) available to common shareholders of Entertainment Properties Trust	$27,457	$(66,843)	$58,017	$(28,912)

Per share data attributable to Entertainment Properties Trust common shareholders:
Basic earnings per share data:

Income (loss) from continuing operations available to common shareholders	$0.59	$(1.29)	$1.36	$(0.17)
Income (loss) from discontinued operations	-	(0.60)	(0.06)	(0.66)

Net income (loss) available to common shareholders	$0.59	$(1.89)	$1.30	$(0.83)

Diluted earnings per share data:

Income (loss) from continuing operations available to common shareholders	$0.58	$(1.29)	$1.35	$(0.17)
Income (loss) from discontinued operations	-	(0.60)	(0.06)	(0.66)

Net income (loss) available to common shareholders	$0.58	$(1.89)	$1.29	$(0.83)

Shares used for computation (in thousands):
Basic	46,511	35,445	44,757	34,937
Diluted	46,809	35,445	45,037	34,937

See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST

Consolidated Statement of Changes in Equity

Nine Months Ended September 30, 2010

(Unaudited)

(Dollars in thousands)

	Entertainment Properties Trust Shareholders
	Common Stock		Preferred Stock		Additional paid-in	Treasury	Loans to	Accumulated other comprehensive	Distributions in excess of	Noncontrolling
	Shares	Par	Shares	Par	capital	shares	shareholders	income	net income	Interests	Total
Balance at December 31, 2009	43,867,677	$438	16,650,000	$167	$1,633,116	$(29,968)	$(1,925)	$18,961	$(147,927)	$(4,905)	$1,467,957
Restricted share units issued to Trustees	10,506	—	—	—	473	—	—	—	—	—	473
Issuance of nonvested shares, including nonvested shares issued for the payment of bonuses	116,128	1	—	—	1,295	—	—	—	—	—	1,296
Cancellation of 355 employee nonvested shares	—	—	—	—	8	(8)	—	—	—	—	—
Amortization of nonvested shares	—	—	—	—	2,692	—	—	—	—	—	2,692
Share option expense	—	—	—	—	503	—	—	—	—	—	503
Foreign currency translation adjustment	—	—	—	—	—	—	—	7,090	—	—	7,090
Change in unrealized gain/loss on derivatives	—	—	—	—	—	—	—	(4,738)	—	—	(4,738)
Loss reclassified from accumulated other comprehensive income into earnings from termination of derivatives	—	—	—	—	—	—	—	8,675	—	—	8,675
Non-cash payment received on shareholder loans of 86,056 common shares	—	—	—	—	—	(3,261)	1,644	—	—	—	(1,617)
Net income (loss)	—	—	—	—	—	—	—	—	80,672	(1,791)	78,881
Purchase of 61,869 common shares for treasury	—	—	—	—	—	(2,182)	—	—	—	—	(2,182)
Issuances of common shares, net of costs of $6,623	3,604,975	36	—	—	141,139	—	—	—	—	—	141,175
Stock option exercises, net	147,932	2	—	—	2,666	(3,650)	—	—	—	—	(982)
Dividends to common and preferred shareholders	—	—	—	—	—	—	—	—	(111,000)	—	(111,000)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	11	11
Impact of litigation settlement including option granted on Concord land	—	—	—	—	1,483	—	—	—	—	34,733	36,216

Balance at September 30, 2010	47,747,218	$477	16,650,000	$167	$1,783,375	$(39,069)	$(281)	$29,988	$(178,255)	$28,048	$1,624,450

See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss)	$35,043	$(75,362)	$78,881	$(25,271)

Other comprehensive income (loss):
Foreign currency translation adjustment	13,939	19,701	7,090	30,178

Change in unrealized gain (loss) on derivatives	(5,139)	(12,667)	(4,738)	(7,024)

Comprehensive income (loss)	43,843	(68,328)	81,233	(2,117)
Comprehensive loss (income) attributable to the noncontrolling interests	(34)	16,071	1,791	19,014

Comprehensive income (loss) attributable to Entertainment Properties Trust	$43,809	$(52,257)	$83,024	$16,897

See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2010	2009
Operating activities:
Net income (loss)	$78,881	$(25,271)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on acquisition	(8,468)	-
Provision for loan losses	700	65,757
Loss from discontinued operations	4,718	42,350
Costs associated with loan refinancing (non-cash portion)	5,958	117
Equity in income from joint ventures	(1,362)	(673)
Distributions from joint ventures	1,651	743
Depreciation and amortization	38,165	31,596
Amortization of deferred financing costs	3,748	2,552
Amortization of above market leases, net	134	-
Share-based compensation expense to management and trustees	3,522	3,238
Decrease in restricted cash	2,418	1,315
Increase in mortgage notes accrued interest receivable	(828)	(516)
Decrease (increase) in accounts receivable, net	(5,684)	1,362
Decrease in notes receivable accrued interest	28	535
Increase in direct financing lease receivable	(3,504)	(2,795)
Increase in other assets	(4,128)	(4,243)
Increase (decrease) in accounts payable and accrued liabilities	12,342	(1,955)
Decrease in unearned rents and interest	(1,611)	(1,443)

Net operating cash provided by continuing operations	126,680	112,669
Net operating cash provided by discontinued operations	460	197

Net cash provided by operating activities	127,140	112,866

Investing activities:
Acquisition of rental properties and other assets	(240,659)	(3,205)
Investment in unconsolidated joint ventures	(15,647)	(13)
Investment in mortgage notes receivable	(5,839)	(33,555)
Cash paid related to Cappelli settlement	(4,586)	-
Proceeds from mortgage note receivable paydown	-	3,512
Investment in promissory notes receivable	-	(4,108)
Proceeds from promissory note receivable paydown	-	1,000
Investment in direct financing lease, net	(51,833)	-
Additions to properties under development	(3,172)	(17,672)

Net cash used in investing activities of continuing operations	(321,736)	(54,041)
Net cash used in other investing activities of discontinued operations	(1,259)	-
Net proceeds from sale of real estate from discontinued operations	7,456	-

Net cash used in investing activities	(315,539)	(54,041)

Financing activities:
Proceeds from long-term debt facilities	837,256	68,006
Principal payments on long-term debt	(667,407)	(158,137)
Deferred financing fees paid	(14,653)	(4,950)
Net proceeds from issuance of common shares	141,095	94,312
Impact of stock option exercises, net	(982)	-
Purchase of common shares for treasury	(2,182)	(1,202)
Contribution (distributions) paid from (to) noncontrolling interests	11	(196)
Dividends paid to shareholders	(108,549)	(95,633)

Net cash provided (used) by financing activities of continuing operations	184,589	(97,800)
Net cash used by financing activities of discontinued operations	(4,842)	(442)

Net cash provided (used) in financing activities	179,747	(98,242)
Effect of exchange rate changes on cash	374	531

Net decrease in cash and cash equivalents	(8,278)	(38,886)
Cash and cash equivalents at beginning of the period	23,138	50,082

Cash and cash equivalents at end of the period	$14,860	$11,196

Supplemental information continued on next page.

ENTERTAINMENT PROPERTIES TRUST

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

Continued from previous page.

	Nine Months Ended September 30,
	2010	2009
Supplemental schedule of non-cash activity:
Transfer of property under development to rental property	$3,717	$29,382
Issuance of nonvested shares and restricted share units at fair value, including nonvested shares issued for payment of bonuses	$4,718	$4,368
Receipt of 86,056 common shares in payment of shareholder loans	$3,261	$-
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$49,489	$52,595
Cash paid (received) during the period for income taxes	$206	$(500)

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

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. In addition, operating results for the nine month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

The Company adopted Accounting Standards Update (ASU) 2009-17 “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (ASU 2009-17) on January 1, 2010. ASU 2009-17 amends FIN 46R to require an analysis to determine whether a variable interest gives a company a controlling financial interest in a variable interest entity. This statement requires an ongoing reassessment of and eliminates the quantitative approach previously required for determining whether a company is the primary beneficiary and requires enhanced disclosures on variable interest entities. The adoption of this statement did not have an impact on the Company’s financial position or results of operations for the nine months ended September 30, 2010.

The Company reports its noncontrolling interests as required by the Consolidation Topic of the FASB ASC. Noncontrolling interest is the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. The ownership interests in the subsidiary that are held by owners other than the parent are noncontrolling interests. Such noncontrolling interests are reported on the consolidated balance sheets within equity, separately from the Company’s equity. On the consolidated statements of income, revenues, expenses and net income or loss from less-than-wholly-owned subsidiaries are reported at the consolidated amounts, including both the amounts attributable to the

Company and noncontrolling interests. Consolidated statements of changes in shareholders’ equity are included for both quarterly and annual financial statements, including beginning balances, activity for the period and ending balances for equity, noncontrolling interests and total equity. The Company does not have any redeemable noncontrolling interests under the scope of the Distinguishing Liabilities from Equity guidance of the FASB ASC.

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

Revenue Recognition

Rents that are fixed and determinable are recognized on a straight-line basis over the minimum terms of the leases. Base rent escalation on leases that are dependent upon increases in the Consumer Price Index (CPI) is recognized when known. In addition, most of the Company’s tenants are subject to additional rents if gross revenues of the properties exceed certain thresholds defined in the lease agreements (percentage rents). Percentage rents are recognized at the time when specific triggering events occur as provided by the lease agreements. Percentage rents of $1.8 million and $1.2 million were recognized for the nine months ended September 30, 2010 and 2009, respectively. Lease termination fees are recognized when the related leases are canceled and the Company has no obligation to provide services to such former tenants. No termination fees were recognized during the nine months ended September 30, 2010 or 2009.

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

Concentrations of Risk

American Multi-Cinema, Inc. (AMC) is the lessee of a substantial portion (39%) of the megaplex theatre rental properties held by the Company (including joint venture properties) at September 30, 2010 as a result of a series of sale leaseback transactions pertaining to a number of AMC megaplex theatres. A substantial portion of the Company’s total revenues (approximately $84.2 million or 36% and $77.4 million or 40% for the nine months ended September 30, 2010 and 2009, respectively) result from the revenue by AMC under the leases, or its parent, AMC Entertainment, Inc. (AMCE), as the guarantor of AMC’s obligations under the leases. AMCE had total assets of $3.7 billion and $3.7 billion, total liabilities of $2.9 billion and $2.7 billion and total stockholders’ equity of $761 million and $1.0 billion at April 1, 2010 and April 2, 2009, respectively. AMCE had net earnings of $69.8 million for the fifty-two weeks ended April 1, 2010 and a net loss of $81.2 million for the fifty-two weeks ended April 2, 2009. In addition, AMCE had net earnings of $9.6 million for the thirteen weeks ended July 1, 2010. AMCE has publicly held debt and the foregoing financial information was reported in its consolidated financial information which is publicly available.

For the nine months ended September 30, 2010, approximately $44.9 million, or 19% of total revenue was derived from the Company’s five entertainment retail centers in Ontario, Canada. For the nine months ended September 30, 2009, approximately $26.4 million, or 14% of total revenue was derived from the Company’s four entertainment retail centers in Ontario, Canada. For the nine months ended September 30, 2010 and 2009, no mortgage financing interest income was recognized related to the Company’s previous mortgage note receivable held in respect of Toronto Dundas Square, a 13-level entertainment retail center located in downtown Toronto, consisting of 330,000 square feet of net rentable area and a signage business consisting of 25,000 square feet of digital and static signage. As further described in Notes 4 and 10, the Company acquired this project on March 4, 2010 and paid off the related term loan on June 30, 2010. The Company’s wholly owned subsidiaries that hold the Canadian entertainment retail centers (including Toronto Dundas Square) and third-party debt represent approximately $350.9 million or 22% of the Company’s net assets as of September 30, 2010. The Company’s wholly owned subsidiaries that hold the Canadian entertainment retail centers and third-party debt and held the previous mortgage note receivable related to Toronto Dundas Square (net of loan loss reserve) represented approximately $228.6 million or 16% of the Company’s net assets as of December 31, 2009.

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

Share based compensation expense consists of share option expense, amortization of nonvested share grants, and shares and share units issued to non-employee Trustees for payment of their annual retainers. Share based compensation is included in general and administrative expense in the accompanying consolidated statements of income, and totaled $3.5 million and $3.2 million for the nine months ended September 30, 2010 and 2009, respectively.

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

The expense related to share options included in the determination of net income for the nine months ended September 30, 2010 and 2009 was $503 thousand and $505 thousand, respectively. The following assumptions were used in applying the Black-Scholes option pricing model at the grant dates: risk-free interest rate of 2.6% to 3.1% and 2.6% to 2.8% for the nine months ended September 30, 2010 and 2009, respectively, dividend yield of 6.6% and 6.5% to 6.6% for the nine months ended September 30, 2010 and 2009, respectively, volatility factors in the expected market price of the Company’s common shares of 39.5% and 31.4% to 37.5% for the nine months ended September 30, 2010 and 2009, respectively, no expected forfeitures and an expected life of eight years. The Company uses historical data to estimate the expected life of the option and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Additionally, expected volatility is computed based on the average historical volatility of the Company’s publicly traded shares.

Nonvested Shares Issued to Employees

The Company grants nonvested shares to employees pursuant to both the Annual Incentive Program and the Long-Term Incentive Plan. The Company amortizes the expense related to the nonvested shares awarded to employees under the Long-Term Incentive Plan and the premium awarded under the nonvested share alternative of the Annual Incentive Program on a straight-line basis over the future vesting period (three to five years). Total expense recognized related to all nonvested shares was $2.7 million and $2.5 million for the nine months ended September 30, 2010 and 2009, respectively.

Shares Issued to Non-Employee Trustees

Prior to 2009, the Company issued shares to non-employee Trustees for payment of their annual retainers. These shares vested immediately but could not be sold for a period of one year from the grant date. This expense was amortized by the Company on a straight-line basis over the year of service by the non-employee Trustees. Total expense recognized related to shares issued to non-employee Trustees was $111 thousand for the nine months ended September 30, 2009.

Restricted Share Units Issued to Non-Employee Trustees

The Company issues restricted share units to non-employee Trustees for payment of their annual retainers. The fair value of the share units granted was based on the share price at the date of grant. The share units vest upon the earlier of the day preceding the next annual meeting of shareholders or a change of control. The settlement date for the shares is selected by the non-employee trustee, and ranges from three years from the grant date to upon termination of service. This expense was amortized by the Company on a straight-line basis over the year of service by the non-employee Trustees. Total expense recognized related to shares issued to non-employee Trustees was $327 thousand and $163 thousand for the nine months ended September 30, 2010 and 2009, respectively.

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

Reclassifications

Certain reclassifications have been made to the prior period amounts to conform to the current period presentation.

3. Rental Properties

The following table summarizes the carrying amounts of rental properties as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010	December 31, 2009
	(Unaudited)

Buildings and improvements	$1,694,598	$1,558,465
Furniture, fixtures & equipment	73,867	68,227
Land	538,351	486,575

	2,306,816	2,113,267
Accumulated depreciation	(286,392)	(258,638)

Total	$2,020,424	$1,854,629

Depreciation expense on rental properties was $34.8 million and $27.7 million for the nine months ended September 30, 2010 and 2009, respectively.

4. Acquisitions and Dispositions

On January 22, 2010, the Company acquired, through a wholly-owned subsidiary, five public charter school properties from Imagine Schools, Inc. and funded one expansion at a previously acquired public charter school property for a total acquisition price of $44.1 million. The properties are leased under a long-term triple-net master lease that is classified as a direct financing lease as described in Note 5. The five properties are located in Florida, Indiana and Ohio and the expansion is located in Michigan. On September 30, 2010, the Company funded $7.6 million for expansions at three of its existing public charter school properties. Additionally, the Company has agreed to finance $2.4 million in development costs for expansion of another one of its existing public charter school properties as discussed further in Note 19.

On March 4, 2010, the Company completed the acquisition of Toronto Dundas Square, previously in receivership, by paying off senior debt of approximately $122 million Canadian dollars (CAD) ($119 million US). As a result of the closing of this acquisition, the Company’s second mortgage note on the project has been extinguished. The Company closed on a CAD $100 million ($98 million US) first mortgage term loan with a group of banks in conjunction with the acquisition. As further described in Note 10, this term loan was paid in full on June 30, 2010.

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

During the quarter ended September 30, 2009, the Company recorded a provision for loan loss of CAD $37.6 million ($34.8 million U.S.) related to its mortgage note investment in the project. As the mortgage note was extinguished upon acquisition of the project, the fair value of the net assets acquired exceeded the Company’s investment (including the extinguishment of the mortgage note) in the project acquisition and, accordingly, a gain on acquisition was recognized. As of the March 4, 2010 acquisition date, Toronto Dundas Square had a fair value of approximately CAD $229.3 million ($222.5 million US), including CAD $42.7 million ($41.4 million US) related to the signage business associated with Toronto Dundas Square. Management determined the fair value of the real estate utilizing an independent appraisal which included CAD $27.1 million ($26.3 million US) of in-place leases and CAD $5.5 million ($5.3 million US) of net above-market leases. Amortization expense related to these in-place leases is computed using the straight-line method and was CAD $1.9 million ($1.9 million US) for the nine months ended September 30, 2010. The weighted average remaining life of these in-place leases at September 30, 2010 was 10.7 years. Additionally, amortization related to the above market leases, net is included as a reduction of rental revenue in the accompanying consolidated statement of income and is computed using the straight-line method. Amortization of above market leases, net was CAD $140 thousand ($135 thousand US) for the nine months ended September 30, 2010.

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

On June 15, 2010, the Company completed the sale of a ten acre vineyard and winery facility in Napa Valley, California for $6.5 million and a loss on sale of $934 thousand was recognized during the three months ended June 30, 2010. As further detailed in Note 17, the results of operations of the property have been classified within discontinued operations. In conjunction with the sale, the Company paid in full the $4.6 million mortgage note that was secured by the property and terminated the related interest rate swap agreement. See Note 10 for further discussion.

On June 18, 2010, the Company entered into a series of agreements with Louis Cappelli (Mr. Cappelli) and several of his affiliates regarding the settlement of all pending litigation and a restructuring of the Company’s investments with Mr. Cappelli and his affiliates. Among other things, as a part of the settlement, one of Mr. Cappelli’s affiliates, LC New Roc LP, transferred to the Company its partnership interest in New Roc Associates, L.P., which owns the New Rochelle, New York entertainment retail center (New Roc), in exchange for the Company’s interest in LC White Plains Retail LLC and LC White Plains Recreation, LLC, which own the City Center entertainment retail center in White Plains, New York (City Center), and a promissory note related to City Center, in the original principal amount of $20.0 million payable by Cappelli Group, LLC to the Company (previously eliminated in consolidation). See Note 8 for further details of this settlement.

On July 14, 2010, the Company sold a parcel of land including one building adjacent to one of its megaplex theatres in Arroyo Grande, California for $1.2 million and a gain on sale of $198 thousand was recognized during the three months ended September 30, 2010. As further detailed in Note 17, the results of operations of the property have been classified within discontinued operations.

5. Investment in a Direct Financing Lease

Investment in a direct financing lease relates to the Company’s master lease of 27 public charter school properties. Investment in a direct financing lease, net, represents estimated unguaranteed residual values of leased assets and net unpaid rentals, less related deferred income. The following table summarizes the carrying amounts of investment in a direct financing lease, net as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010	December 31, 2009
Total minimum lease payments receivable	$704,602	$539,475
Estimated unguaranteed residual value of leased assets	213,885	162,093
Less deferred income (1)	(693,300)	(531,718)

Investment in a direct financing lease, net	$225,187	$169,850

(1)	Deferred income is net of $1.8 million of initial direct costs.

Additionally, the Company has determined that no allowance for losses was necessary at September 30, 2010 and December 31, 2009.

The Company’s direct financing lease has expiration dates ranging from approximately 22 to 25 years. Future minimum rentals receivable on this direct financing lease at September 30, 2010 are as follows (in thousands):

		Amount
Year:
2010	$	5,533
2011		22,462
2012		23,125
2013		23,818
2014		24,533
Thereafter		605,131

Total	$	704,602

6. Accounts Receivable, Net

The following table summarizes the carrying amounts of accounts receivable, net as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010	December 31, 2009

Receivable from tenants	$11,399	$7,471
Receivable from non-tenants	204	630
Straight-line rent receivable	26,044	26,098
Deferred rent receivable (1)	4,516	1,438
Allowance for doubtful accounts	(5,799)	(4,910)

Total	$36,364	$30,727

(1)

Per the original lease agreements related to certain vineyard and winery properties, the tenant had the right to defer rent payments of up to $1.0 million per quarter with a maximum deferral allowed of $4.5 million through June 30, 2010. As of June 30, 2010, deferred rent receivable from this tenant totaled $3.4 million. These rent deferral payments are guaranteed by a private equity firm. The Company also granted an additional rent deferral of $1.0 million during the three months ended September 30, 2010 that is not guaranteed by the private equity firm. This amount has been fully reserved at September 30, 2010. Rent deferral payments are due on or before June 9, 2012 and bear interest at 8.7%.

7. Mortgage Notes and Notes Receivable

Toronto Dundas Square Project

As discussed in Note 4, on March 4, 2010, the Company completed the acquisition of Toronto Dundas Square, previously in receivership, and as a result of the closing of this acquisition, the Company’s second mortgage note on the project was extinguished.

Concord Resorts and Cappelli Related Notes

On June 18, 2010, the Company entered into a series of agreements with Mr. Cappelli and several of his affiliates regarding the settlement of all pending litigation and a restructuring of the Company’s investments with Mr. Cappelli and his affiliates. Among other things, as a part of the settlement, the Company’s mortgage note receivable from Concord Resorts LLC, with an outstanding balance of $133.1 million, as well as the Company’s notes receivable to Mr. Cappelli and his affiliates, with an aggregate outstanding balance net of allowance for loan losses of $2.0 million, were extinguished. See Note 8 for further discussion.

Other Mortgage Notes and Notes Receivable

On April 2, 2010, the Company’s $25.0 million first mortgage loan agreement with Peak Resorts, Inc. (Peak) matured. The Company entered into a modification agreement with Peak and per the terms of this agreement, the maturity date of the loan was extended to April 1, 2012 with a one year extension option subject to approval by the Company, and the principal was increased to $41.0 million. The carrying value of this mortgage note receivable at September 30, 2010 was $33.7 million and the loan is secured by approximately 696 acres of development land. Per the modification agreement, Peak is required to fund debt service reserves in the first quarter of each year sufficient to pay an entire calendar year of payment obligations on all of their outstanding notes and leases. Monthly interest payments are transferred to the Company from these debt service reserves.

On June 14, 2010, the Company amended its secured mortgage loan agreements with SVV I, LLC and an affiliate of SVV I, LLC (together SVVI) to provide for an additional advance of $5.0 million for additional improvements made to the Kansas City, Kansas water-park. The carrying value of this mortgage note receivable at September 30, 2010 was $168.5 million. SVVI is required to fund a debt service reserve for off-season fixed payments (those due from September to May). The reserve is to be funded in monthly installments during the months of June, July and August.

Additionally, the Company has three notes receivable totaling $9.4 million at September 30, 2010 that are impaired due to the inability of the borrowers to meet their contractual obligations per the original agreements. Accordingly, accrual interest income recognition was ceased for two of these notes on January 1, 2009 and on December 1, 2009 for the remaining note. Interest income of $49 thousand and $475 thousand was recognized on these notes for the nine months ended September 30, 2010 and 2009, respectively. Management of the Company has evaluated the fair value of the underlying collateral of the notes and has concluded that a loan loss reserve of $8.2 million was necessary at September 30, 2010 and December 31, 2009.

The following summarizes the activity within the allowance for loan losses for the nine months ended September 30, 2010 and 2009 (in thousands):

	2010	2009
Allowance for loan losses at January 1	$71,973	$-
Provision for loan losses	700	65,757
Charge-offs (1)	(64,477)	-
Recoveries	-	-
Impact of foreign currency translation on ending balance	-	361

Allowance for loan losses at September 30	$8,196	$66,118

(1)

This amount consists of the allowance for loan losses related to the Company’s mortgage note receivable on Toronto Dundas Square that was extinguished as a result of the March 4, 2010 purchase as further described in Note 4 as well as the Company’s notes receivable from Mr. Cappelli and his affiliates that were extinguished on June 18, 2010 as a part of the settlement as further described in Note 8.

The following table summarizes the carrying amounts of mortgage notes and related accrued interest receivable, net at September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010	December 31, 2009
Mortgage notes and related accrued interest receivable	$304,955	$558,656
Less: allowance for loan losses	-	(35,776)

Mortgage notes and related accrued interest receivable, net	$304,955	$522,880

The following table summarizes the carrying amounts of notes and related accrued interest receivable, net at September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010	December 31, 2009

Notes and related accrued interest receivable	$13,348	$44,095
Less: allowance for loan losses	(8,196)	(36,197)

Notes and related accrued interest receivable, net	$5,152	$7,898

8. Cappelli Settlement

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

The Company transferred to an affiliate of Mr. Cappelli, KBC Concord LLC (KBC Concord), three promissory notes, in an aggregate principal amount of $30.0 million and for which the Company had previously recorded a loan loss reserve in the aggregate of $28.0 million, in exchange for an agreement by KBC Concord to pay the Company up to $15.0 million payable from 50% of the available cash distributed to KBC Concord from its minority interest in the Concord casino project which was determined by management to have a fair value of approximately $463 thousand and is included in other assets in the accompanying consolidated balance sheets.

The Company has provided a commitment to acquire a $30.0 million participation (pari passu with the other lenders) from Union Labor Life Insurance Company (ULLICO) in a loan to be made by ULLICO and other lenders under a proposed amended and restated master credit agreement to the Concord casino project, which is conditioned upon, among other things, receipt of a $100.0 million equity investment by a major gaming operator prior to December 31, 2010.

One of Mr. Cappelli’s affiliates, LC New Roc LP, transferred to the Company its partnership interest in New Roc Associates, L.P. (previously a consolidated joint venture that had a noncontrolling interest with a fair value of $2.5 million at the date of settlement), which owns New Roc, an entertainment retail center located in New Rochelle, New York, in exchange for the Company’s interest in LC White Plains Retail LLC and LC White Plains Recreation, LLC (each part of a previously consolidated joint venture), which own City Center, an entertainment retail center located in White Plains, New York, and a promissory note related to City Center, in the original principal amount of $20.0 million payable by Cappelli Group, LLC to the Company (previously eliminated in consolidation). The deconsolidation by the Company of White Plains resulted in a charge of $7.4 million in conjunction with the settlement primarily related to the deficit balance in noncontrolling interest. As a result, the Company now holds a 100% interest in New Roc and has no interest in City Center. As further detailed in Note 17, the results of operations of City Center have been classified in discontinued operations.

In addition, the Company paid cash at closing of $3.7 million for the interests acquired, the acquisition of certain equipment and the payment of property obligations. The Company also incurred $1.6 million in closing costs and other expenses, including transfer taxes, and the parties mutually released and settled all claims, obligations and liabilities, including all pending litigation.

A reconciliation of the gain on settlement of $4 thousand is as follows (in thousands):

Fair value of Concord resort land received	$180,000
Carrying value of extinguished mortgage note receivable related to Concord resort	(131,175)
Fair value of option granted for purchase for Concord resort (included in non- controlling interest)	(27,785)
Capital lease obligation assumed related to Concord resort	(9,215)
Fair value of cash flow rights in Concord casino	463
Fair value of New Roc non-controlling interest received	2,452
Notes receivable forgiven, net of loan loss reserves	(2,000)
Deconsolidation of interests in White Plains	(7,385)
Cash paid at closing for interests acquired, equipment and payment of property obligations	(3,702)
Settlement closing costs and other expenses, including land transfer taxes	(1,649)

Net gain on settlement (included in other income)	$4

9. Unconsolidated Real Estate Joint Ventures

At September 30, 2010, the Company had a 24.8% and 23.7% investment interest in two unconsolidated real estate joint ventures, Atlantic-EPR I and Atlantic-EPR II, respectively. The Company accounts for its investment in these joint ventures under the equity method of accounting.

On May 1, 2010, the Company contributed an additional $14.9 million in equity to Atlantic-EPR I to pay off the Partnership’s long-term debt at its maturity. The Company expects to earn a priority return of 15% on its additional contribution per the partnership agreement. Accordingly, the Company recognized income of $1,281 and $421 (in thousands) from its investment in the Atlantic-EPR I joint venture during the first nine months of 2010 and 2009, respectively. The Company also received distributions from Atlantic-EPR I of $1,348 and $465 (in thousands) during the first nine months of 2010 and 2009, respectively. Unaudited condensed financial information for Atlantic-EPR I is as follows as of and for the nine months ended September 30, 2010 and 2009 (in thousands):

	2010	2009

Rental properties, net	$26,829	27,474
Cash	1	141
Long-term debt (paid in full May 2010)	—	15,109
Partners’ equity	26,980	12,412
Rental revenue	3,368	3,324
Net income	1,483	1,825

The Company recognized income of $261 and $252 (in thousands) from its investment in the Atlantic-EPR II joint venture during the first nine months of 2010 and 2009, respectively. The Company also received distributions from Atlantic-EPR II of $290 and $279 (in thousands) during the first nine months of 2010 and 2009, respectively. Unaudited condensed financial information for Atlantic-EPR II is as follows as of and for the nine months ended September 30, 2010 and 2009 (in thousands):

	2010	2009

Rental properties, net	$21,152	21,613
Cash	131	157
Long-term debt (due September 2013)	12,689	13,035
Note payable to Entertainment Properties Trust	117	117
Partners’ equity	8,230	8,351
Rental revenue	2,167	2,154
Net income	1,023	1,013

The joint venture agreements for Atlantic-EPR I and Atlantic-EPR II allow the Company’s partner, Atlantic of Hamburg, Germany (“Atlantic”), to exchange up to a maximum of 10% of its ownership interest per year in each of the joint ventures for common shares of the Company or, at the Company’s discretion, the cash value of those shares as defined in each of the joint venture agreements. During 2009, the Company paid Atlantic cash of $109 and $9 (in thousands), respectively, in exchange for additional ownership of 0.7% and 0.2% for Atlantic-EPR I and Atlantic-EPR II, respectively. During 2010, the Company has paid Atlantic cash of $679 and $186 (in thousands), respectively, in exchange for additional ownership of 2.2% and 1.6% for Atlantic EPR-I and Atlantic EPR-II, respectively. These exchanges did not impact total partners’ equity in either Atlantic-EPR I or Atlantic-EPR II.

In addition, as of September 30, 2010 and December 31, 2009, the Company had invested $1.6 million in unconsolidated joint ventures for theatre projects located in China. The Company recognized a loss of $180 (in thousands) from its investment in these joint ventures for the nine months ended September 30, 2010. No income or loss was recognized during 2009.

10. Long-Term Debt

On June 15, 2010, the Company paid in full its $4.6 million mortgage note payable in conjunction with the sale of the ten acre vineyard and winery facility. In connection with this transaction, the related interest rate swap was terminated at a cost of $0.4 million. The costs associated with this termination are included in loss from discontinued operations.

On June 18, 2010, the Company entered into a series of transactions with Mr. Cappelli as further discussed in Note 8. Among other things, the Company transferred its interest in City Center which resulted in the deconsolidation of this joint venture and the related mortgage notes payable of $118.2 million. Additionally, the Company became the lessee of a ground lease which is classified as a capital lease. Accordingly, a capital lease obligation of $9.2 million was recorded and is included in long-term debt at September 30, 2010 in the consolidated balance sheet.

On June 21, 2010, the Company prepaid its $56.3 million mortgage note that was scheduled to mature on September 10, 2010. The note was secured by the mortgage note receivable due on the same date entered into with Concord Resort in connection with the planned resort development which was settled on June 18, 2010 as further discussed in Note 8. Deferred financing costs, net of accumulated amortization, of $0.1 million were written off in connection with the prepayment of this loan and are included in costs associated with loan refinancing in the consolidated statements of income.

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

The Company used the proceeds from the note offering and the new unsecured revolving credit facility to repay borrowings of $171.0 million on its previous revolving credit facility, pay in full its term loan of $117.3 million and to pay in full its CAD denominated loan secured by Toronto Dundas Square with a principal amount of CAD $98.8 million ($94.1 million US). In connection with the payment in full of the term loan, the related interest rate swaps were terminated at a cost of $8.3 million. Prepayment penalties related to the termination of the Toronto Dundas Square debt were approximately CAD $1.0 million ($1.0 million US). Deferred financing costs, net of accumulated amortization, of $5.8 million were written off as part of this refinancing. As of September 30, 2010, $150.0 million was outstanding under the Company’s new $320.0 million unsecured revolving credit facility.

11. Variable Interest Entities

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

Consolidated VIEs

As of September 30, 2010, the carrying amounts of the VIEs’ assets that were consolidated totaled $20.9 million. Those assets are owned by, and those liabilities are obligations of, the VIEs, not the Company. A VIE’s assets can only be used to settle obligations of a VIE. The VIEs are not guarantors of the Company’s debts. In addition, the assets held by a VIE usually are collateral for that VIE’s debt.

The Company’s consolidated VIEs consist of a 50% interest in Suffolk Retail LLC, which owns an entertainment retail center in Suffolk, Virginia and prior to June 18, 2010, a 66.67% interest in LC White Plains Retail LLC and LC White Plains Recreation LLC (together the White Plains LLC’s), which own an entertainment retail center in White Plains, New York. As further described in Note 8, in conjunction with the Cappelli settlement, the Company no longer has an interest in the White Plains LLCs. Additionally, the Company has invested in two other 50% joint ventures to explore certain investment opportunities.

Unaudited financial information including the carrying amounts and classification of these VIEs’ significant assets and liabilities are as follows as of and for the nine months ended September 30, 2010 (in thousands):

Rental properties, net	$12,891
Property under development	7,297
Other assets	703
Total assets	20,925
Total liabilities	291
Noncontrolling interests	4
Total revenue	668
Net loss	234

Unconsolidated VIE

At September 30, 2010, the Company’s recorded investment in SVVI, a VIE that is unconsolidated, was $168.5 million. The Company’s maximum exposure to loss associated with SVVI is limited to the Company’s outstanding mortgage note and related accrued interest receivable of $168.5 million because there are no commitments to fund above this amount. For further discussion of this mortgage note, see Note 7.

While this entity is a VIE, the Company has determined that the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance is not held by the Company. The Company does not have the power to direct these activities. Additionally, the Company does not have the right to receive benefits (beyond its interest payments per the note agreement) and does not have the obligation to absorb losses of SVVI, as its equity at risk is limited to the amount invested in the note.

12. Derivative Instruments

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

At September 30, 2010, the Company had six interest rate swaps outstanding that were designated as cash flow hedges of interest rate risk and had a combined outstanding notional amount of $83.5 million. During the three months ended June 30, 2010, the Company terminated three of its interest rate swap agreements in connection with the payoff of the related debt. These interest rate swaps had a combined outstanding notional amount of $118.6 million at termination and $8.7 million was reclassified into earnings (included in costs associated with loan refinancing in the accompanying consolidated statement of income) during the three months ended June 30, 2010. See Note 10 for further discussion.

The effective portion of changes in the fair value of interest rate derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (AOCI) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the nine months ending September 30, 2010, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness on cash flow hedges was recognized during the nine months ending September 30, 2010.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of September 30, 2010, the Company estimates that during the twelve months ending September 30, 2011, $2.8 million will be reclassified from accumulated other comprehensive income to interest expense.

Cash Flow Hedges of Foreign Exchange Risk

The Company is exposed to foreign currency exchange risk against its functional currency, the US dollar, on its five Canadian properties. The Company uses cross currency swaps and foreign currency forwards to mitigate its exposure to fluctuations in the CAD to U.S. dollar exchange rate on its five Canadian properties. These foreign currency derivatives should hedge a significant portion of the Company’s expected CAD denominated cash flow of four of the Canadian properties through February 2014 and one Canadian property through December 2010 as their impact on the Company’s cash flow when settled should move in the opposite direction of the exchange rates utilized to translate revenues and expenses of these properties.

At September 30, 2010, the Company’s cross-currency swaps had a fixed notional value of $76.0 million CAD and $71.5 million U.S. The net effect of these swaps is to lock in an exchange rate of $1.05 CAD per U.S. dollar on approximately $13 million of annual CAD denominated cash flows on four of the properties.

Additionally, the Company has entered into foreign currency forward agreements to hedge the currency fluctuations related to the cash flows of one of these properties. These foreign currency forwards settle at the end of each month from July to December 2010 and lock in an exchange rate of $1.04 CAD per U.S. dollar on approximately $1 million of monthly CAD denominated cash flows.

The effective portion of changes in the fair value of foreign currency derivatives designated and that qualify as cash flow hedges of foreign exchange risk is recorded in accumulated other comprehensive income and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative, as well as amounts excluded from the assessment of hedge effectiveness, is recognized directly in earnings. No hedge ineffectiveness on foreign currency derivatives has been recognized for the nine months ended September 30, 2010.

Net Investment Hedges

As discussed above, the Company is exposed to fluctuations in foreign exchange rates on its five Canadian properties. As such, the Company uses currency forward agreements to hedge its exposure to changes in foreign exchange rates. Currency forward agreements involve fixing the CAD to U.S. dollar exchange rate for delivery of a specified amount of foreign currency on a specified date. The currency forward agreements are typically cash settled in US dollars for their fair value at or close to their settlement date. In order to hedge the net investment in four of the Canadian properties, the Company entered into a forward contract with a fixed notional value of $100 million CAD and $96.1 million U.S. with a February 2014 settlement which coincides with the maturity of the Company’s underlying mortgage on these four properties. The exchange rate of this forward contract is approximately $1.04 CAD per U.S. dollar. This forward contract should hedge a significant portion of the Company’s CAD denominated net investment in these four centers through February 2014 as the impact on accumulated other comprehensive income from marking the derivative to market should move in the opposite direction of the translation adjustment on the net assets of these four Canadian properties.

For foreign currency derivatives designated as net investment hedges, the effective portion of changes in the fair value of the derivatives are reported in accumulated other comprehensive income as part of the cumulative translation adjustment. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness on net investment hedges has been recognized for the nine months ended September 30, 2010. Amounts are reclassified out of accumulated other comprehensive income into earnings when the hedged net investment is either sold or substantially liquidated.

See Note 13 for disclosure relating to the fair value of the Company’s derivative instruments. Below is a summary of the effect of derivative instruments on the consolidated statements of changes in equity and income for the nine months ended September 30, 2010:

Effect of Derivative Instruments on the Consolidated Statements of Changes in Equity and

Income for the Three and Nine Months Ended September 30, 2010 and 2009

(Unaudited, dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
Description	2010	2009	2010	2009

Interest Rate Swaps
Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	(1,809)	(4,411)	(17,831)	(1,352)
Amount of Income (Expense) Reclassified from AOCI into Earnings (Effective Portion)*	(665)	(1,829)	(12,896)	(5,273)
Amount of Gain (Loss) Recognized in Earnings on Derivative (Ineffective Portion)	-	-	-	-

Cross Currency Swaps
Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	(1,357)	(3,951)	(354)	(6,889)
Amount of Income (Expense) Reclassified from AOCI into Earnings (Effective Portion)**	(20)	95	(49)	(685)
Amount of Gain (Loss) Recognized in Earnings on Derivative (Ineffective Portion)	-	-	-	-

Currency Forward Agreements
Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	(2,648)	(6,039)	512	(4,741)
Amount of Income (Expense) Reclassified from AOCI into Earnings (Effective Portion)**	10	-	10	-
Amount of Gain (Loss) Recognized in Earnings on Derivative (Ineffective Portion)	-	-	-	-

Total
Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	(5,814)	(14,401)	(17,673)	(12,982)
Amount of Income (Expense) Reclassified from AOCI into Earnings (Effective Portion)	(675)	(1,734)	(12,935)	(5,958)
Amount of Gain (Loss) Recognized in Earnings on Derivative (Ineffective Portion)	-	-	-	-

*$8.7 million included in “Costs associated with loan refinancing” and $4.2 million included in “Interest expense” in accompanying consolidated statements of income for the nine months ended September 30, 2010.

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

As of September 30, 2010, the fair value of the Company’s derivatives in a liability position related to these agreements was $6.7 million. If the Company breached any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the agreements at their termination value of $7.0 million.

13. Fair Value Disclosures

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives also utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of September 30, 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are significant to the overall valuation of its cross currency swaps and therefore, has classified these derivatives as Level 3 within the fair value reporting hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2010, aggregated by the level in the fair value hierarchy within which those measurements are classified and by derivative type.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at September 30, 2010

(Unaudited, dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2010

Interest Rate Swaps*	$-	$(6,555)	$-	$(6,555)

Cross Currency Swaps**	$-	$-	$(113)	$(113)

Currency Forward Agreements**	$-	$1,550	$-	$1,550

*Included in “Accounts payable and accrued liabilities” in the accompanying consolidated balance sheet.

**Included in “Other assets” in the accompanying consolidated balance sheet.

The table below presents a reconciliation of the Company’s beginning and ending balances of liabilities having fair value measurements based on significant unobservable inputs (Level 3) for the nine months ended September 30, 2010.

Level 3 Fair Value Measurements for the Nine Months Ended September 30, 2010

(Unaudited, dollars in thousands)

Description	Beginning Balance as of January 1, 2010	Transfers into Level 3	Transfers out of Level 3	Gains (Losses) Included in Income	Unrealized Gains (Losses) Included in Other Comprehensive Income	Total Gains (Losses)	Ending Balance as of September 30, 2010

Interest Rate Swaps	$(307)	$-	$1,352	$(576)	$(469)	$(1,045)	$-

Cross Currency Swaps	$192	$-	$49	$(49)	$(305)	$(354)	$(113)

Currency Forward Agreements	$1,049	$-	$(4,209)	$-	$3,160	$3,160	$-

Non-recurring fair value measurements

The table below presents the Company’s assets measured at fair value on a non-recurring basis as of September 30, 2010, aggregated by the level in the fair value hierarchy within which those measurements are classified.

Assets Measured at Fair Value on a Non-Recurring Basis at September 30, 2010

(Unaudited, dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2010

Rental properties	$-	$-	$222,500	$222,500

Land held for development	$-	$-	$180,000	$180,000

Noncontrolling interest	$-	$-	$27,785	$27,785

On March 4, 2010, the Company completed the acquisition of Toronto Dundas Square as further discussed in Note 4. Management of the Company estimated the fair value of the assets acquired and liabilities assumed by taking into account an independent appraisal completed in conjunction with the acquisition. Based on this input, the Company determined that its valuation of this investment was classified within Level 3 of the fair value hierarchy.

On June 18, 2010, the Company entered into a settlement with Mr. Cappelli as further discussed in Note 8. Management of the Company estimated the fair value of the land acquired related to Concord resort by taking into account an independent appraisal completed in conjunction with the settlement. Based on these inputs, the Company determined that its valuation of the land held for development was classified within Level 3 of the fair value hierarchy. Additionally, management of the Company estimated the fair value of the option granted for purchase of Concord resort (included in non-controlling interest) by taking into account various factors including an independent appraisal of the related property completed in conjunction with the settlement. Based on these inputs, the Company determined that its valuation of the fair value of the option was classified within Level 3 of the fair value hierarchy.

Fair Value of Financial Instruments

Management compares the carrying value and the estimated fair value of the Company’s financial instruments. The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instruments at September 30, 2010 and December 31, 2009:

Mortgage notes and related accrued interest receivable, net:

The fair value of the Company’s mortgage notes and related accrued interest receivable is estimated by discounting the future cash flows of each instrument using current market rates. At September 30, 2010, the Company had a carrying value of $305.0 million in fixed rate mortgage notes receivable outstanding, including related accrued interest, with a weighted average interest rate of approximately 8.33%. The fixed rate mortgage notes bear interest at rates of 7.00% to 10.30%. Discounting the future cash flows for fixed rate mortgage notes receivable using an estimated weighted average market rate of 9.99%, management estimates the fixed rate mortgage notes receivable’s fair value to be approximately $275.9 million at September 30, 2010.

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

Investment in a direct financing lease, net:

The fair value of the Company’s investment in a direct financing lease as of September 30, 2010 is estimated by discounting the future cash flows of the instrument using current market rates. At September 30, 2010, the Company had an investment in a direct financing lease with a carrying value of $225.2 million and a weighted average effective interest rate of 12.02%. The investment in direct financing lease bears interest at effective interest rates of 11.93% to 12.36%. The carrying value of the investment in a direct financing lease approximates the fair market value at September 30, 2010.

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

Accounts receivable, net:

The carrying values of accounts receivable approximate the fair market value at September 30, 2010 and December 31, 2009.

Notes and related accrued interest receivable, net:

The fair value of the Company’s notes and related accrued interest receivable as of September 30, 2010 is estimated by discounting the future cash flows of each instrument using current market rates. At September 30, 2010, the Company had a carrying value of $5.2 million in fixed rate notes receivable outstanding, including related accrued interest and net of loan loss reserve, with a weighted average interest rate of approximately 8.36%. The fixed rate notes bear interest at rates of 6.00% to 15.00%. Discounting the future cash flows for fixed rate notes receivable using an estimated market rate of 9.43%, management estimates the fixed rate notes receivable’s fair value to be approximately $5.1 million at September 30, 2010.

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

Debt instruments:

The fair value of the Company’s debt as of September 30, 2010 is estimated by discounting the future cash flows of each instrument using current market rates. At September 30, 2010, the Company had a carrying value of $247.6 million in variable rate debt outstanding with an average weighted interest rate of approximately 3.79%. Discounting the future cash flows for variable rate debt using an estimated market rate of 3.72%, management estimates the variable rate debt’s fair value to be approximately $248.5 million at September 30, 2010. As described in Note 12, $83.5 million of variable rate debt outstanding at September 30, 2010 has been converted to a fixed rate by interest rate swap agreements.

At September 30, 2010, the Company had a carrying value of $945.4 million in fixed rate long-term debt outstanding with an average weighted interest rate of approximately 6.36%. Discounting the future cash flows for fixed rate debt using an estimated market rate of 5.02%, management estimates the fixed rate debt’s fair value to be approximately $987.8 million at September 30, 2010.

At September 30, 2010, the Company had a capital lease obligation with a carrying value of $9.2 million. The carrying value of the capital lease obligation approximates the fair market value at September 30, 2010.

At December 31, 2009, the Company had a carrying value of $313.0 million in variable rate debt outstanding with an average weighted interest rate of approximately 5.37%. Discounting the future cash flows for variable rate debt using an estimated market rate of 5.55%, management estimates the variable rate debt’s fair value to be approximately $304.3 million at December 31, 2009. At December, 31, 2009, $203.9 million of variable rate debt outstanding had been converted to a fixed rate by interest rate swap agreements.

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

14. Earnings Per Share

The following table summarizes the Company’s computation of basic and diluted earnings per share (EPS) for the three and nine months ended September 30, 2010 and 2009 (unaudited, amounts in thousands except per share information):

	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
	Income (numerator)	Shares (denominator)	Per Share Amount	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Income from continuing operations	$34,859			$83,599
Less: preferred dividend requirements	(7,552)			(22,655)
Noncontrolling interest adjustments	(34)			(114)

Income from continuing operations available to common shareholders	$27,273	46,511	$0.59	$60,830	44,757	$1.36

Income (loss) from discontinued operations available to common shareholders	$184			$(4,718)
Noncontrolling interest adjustments	-			1,905

Income (loss) from discontinued operations	$184	46,511	$-	$(2,813)	44,757	$(0.06)

Net income available to common shareholders	$27,457	46,511	$0.59	58,017	44,757	$1.30

Diluted EPS:
Income from continuing operations available to common shareholders	$27,273	46,511		$60,830	44,757
Effect of dilutive securities:
Share options	-	298		-	280

Income from continuing operations available to common shareholders	$27,273	46,809	$0.58	$60,830	45,037	$1.35

Income (loss) from discontinued operations available to common shareholders	$184	46,809	$-	(2,813)	45,037	$(0.06)

Net income available to common shareholders	$27,457	46,809	$0.58	$58,017	45,037	$1.29

	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009
	Income (numerator)	Shares (denominator)	Per Share Amount	Income (numerator)	Shares (denominator)	Per Share Amount
Basic and Diluted EPS:
Income (loss) from continuing operations	$(38,184)			$17,079
Less: preferred dividend requirements	(7,552)			(22,655)
Noncontrolling interest adjustments	(47)			(174)

Loss from continuing operations available to common shareholders	$(45,783)	35,445	$(1.29)	$(5,750)	34,937	$(0.17)

Loss from discontinued operations available to common shareholders	$(37,178)			$(42,350)
Noncontrolling interest adjustments	16,118			19,188

Loss from discontinued operations	$(21,060)	35,445	$(0.60)	$(23,162)	34,937	$(0.66)

Net income available to common shareholders	$(66,843)	35,445	$(1.89)	(28,912)	34,937	$(0.83)

The dilutive effect of potential common shares from the exercise of share options is included in diluted earnings per share except in those periods with a loss from continuing operations available to common shareholders. Anti-dilutive common equivalent shares are not included in the calculation of diluted earnings per share.

The additional 1.9 million common shares that would result from the conversion of the Company’s 5.75% Series C cumulative convertible preferred shares and the additional 1.6 million common shares that would result from the conversion of the Company’s 9.0% Series E cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2010 and 2009 because the effect is anti-dilutive.

15. Equity Incentive Plans

All grants of common shares and options to purchase common shares were issued under the 1997 Share Incentive Plan prior to May 9, 2007, and under the 2007 Equity Incentive Plan on and after May 9, 2007. Under the 2007 Equity Incentive Plan, an aggregate of 1,950,000 common shares, options to purchase common shares and restricted share units, subject to adjustment in the event of certain capital events, may be granted. At September 30, 2010, there were 893,746 shares available for grant under the 2007 Equity Incentive Plan.

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

	Number of Shares	Option Price Per Share		Weighted Average Exercise Price
Outstanding at December 31, 2009	1,208,288	$14.00 - $ 65.50	$	30.27
Exercised	(147,932)	14.00 - 42.01		18.04
Granted	39,438	36.56 - 44.98		38.22
Forfeited	(7,887)	18.18 - 60.03		34.70

Outstanding at September 30, 2010	1,091,907	16.05 - 65.50		32.18

The weighted average fair value of options granted was $7.27 and $2.68 during the nine months ended September 30, 2010 and 2009, respectively. The intrinsic value of stock options exercised was $3.4 million during the nine months ended September 30, 2010. Additionally, the Company repurchased 88,847 shares into treasury shares in conjunction with the stock options exercised during the nine month ended September 30, 2010 with a total value of $3.7 million. During the nine months ended September 30, 2009, there were no stock options exercised. At September 30, 2010, stock-option expense to be recognized in future periods was $1.2 million.

The following table summarizes outstanding options at September 30, 2010:

Exercise price range	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)

$14.00 - 19.99	368,833	8.3
20.00 - 29.99	243,771	2.2
30.00 - 39.99	108,914	5.2
40.00 - 49.99	257,036	5.9
50.00 - 59.99	10,000	7.6
60.00 - 65.50	103,353	6.3

	1,091,907	5.9	$32.18	$14,605

The following table summarizes exercisable options at September 30, 2010:

Exercise price range	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)

$14.00 - 19.99	68,640	8.0
20.00 - 29.99	243,771	2.2
30.00 - 39.99	76,754	3.5
40.00 - 49.99	178,532	5.7
50.00 - 59.99	10,000	7.6
60.00 - 65.50	66,018	6.3

	643,715	4.5	$34.97	$6,901

Nonvested Shares

A summary of the Company’s nonvested share activity and related information is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Life Remaining
Outstanding at December 31, 2009	399,405	$34.19
Granted	116,128	36.56
Vested	(142,870)	36.92
Forfeited	(355)	29.52

Outstanding at September 30, 2010	372,308	33.89	1.09

The holders of nonvested shares have voting rights and receive dividends from the date of grant. These shares vest ratably over a period of three to five years. The fair value of the nonvested shares that vested during the nine months ended September 30, 2010 and September 30, 2009 was $5.0 million and $2.8 million, respectively. At September 30, 2010, unamortized share-based compensation expense related to nonvested shares was $6.3 million.

Restricted Share Units

A summary of the Company’s restricted share unit activity and related information is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Life Remaining

Outstanding at December 31, 2009	20,508	$19.02
Granted	10,506	44.98
Vested	(20,508)	19.02

Outstanding at September 30, 2010	10,506	44.98	0.61

The holders of restricted share units have voting rights and receive dividends from the date of grant. The share units vest upon the earlier of the day preceding the next annual meeting of shareholders or a change of control. The settlement date for the shares is selected by the non-employee trustee, and ranges from three years from the grant date to upon termination of service. At September 30, 2010, unamortized share-based compensation expense related to restricted share units was $276 thousand.

16. Issuance of Common Shares

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

17. Discontinued Operations

Included in discontinued operations for the three and nine months ended September 30, 2010 and 2009 is a ten acre vineyard and winery facility sold on June 15, 2010 and a parcel of land including one building sold on July 14, 2010. Additionally, included in discontinued operations for the three and nine months ended September 30, 2010 and 2009 are the operations of City Center. As a result of the settlement with Mr. Cappelli on June 18, 2010 described in Note 8, the Company no longer holds an interest in the previously consolidated joint ventures that owned City Center.

The operating results relating to assets disposed of are as follows (unaudited, in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Rental revenue	$-	$2,087	$3,684	$6,876
Tenant reimbursements	-	667	1,180	2,149

Total revenue	-	2,754	4,864	9,025

Property operating expense	13	1,285	3,831	5,522
Other expense	-	27	117	27
General and administrative expense	-	6	-	9
Interest expense, net	-	1,760	3,198	5,228
Costs associated with loan refinancing	-	-	372	-
Depreciation and amortization	1	1,053	1,328	4,788
Impairment charge	-	35,801	-	35,801

Loss before gain (loss) on sale of real estate	(14)	(37,178)	(3,982)	(42,350)

Gain (loss) on sale of real estate	198	-	(736)	-

Net income (loss)	$184	$(37,178)	$(4,718)	$(42,350)

18. Related Party Transactions

In 2000, the Company loaned an aggregate of $3.5 million to Company executives. The loans were made in order for the executives to purchase common shares of the Company at the market value of the shares on the date of the loan, as well as to repay borrowings on certain amounts previously loaned. The loans are recourse to the executives’ assets and bear interest at 6.24%, are due on January 1, 2011 and interest is payable at maturity. These loans can be repaid with cash or with shares of the Company. At September 30, 2010 and December 31, 2009, accrued interest receivable on these loans, included in other assets in the accompanying consolidated balance sheets, was $1.9 million and $3.4 million, respectively. During the three months ended March 31, 2010, the Company’s Chief Executive Officer and Chief Operating Officer paid off their loan balances and related accrued interest receivable totaling $3.3 million by delivering 86,056 common shares to the Company. Subsequent to September 30, 2010, one of the Company’s former executives paid off his loan balance and related accrued interest totaling $545 thousand.

19. Other Commitments and Contingencies

As of September 30, 2010, the Company has agreed to finance $2.4 million in development costs for expansion of one of its existing public charter school properties. Development costs are advanced by the Company in periodic draws. If the Company determines that construction is not being completed in accordance with the terms of the development agreement, the Company can discontinue funding construction draws. The Company has agreed to lease the expansion facility to the current operator at pre-determined rates.

The Company has provided a guarantee of the payment of certain economic development revenue bonds related to four theatres in Louisiana for which the Company earns a fee at an annual rate of

1.75% over the 30 year term of the bond. The Company has recorded $3.2 million as a deferred asset included in other assets and $3.2 million included in other liabilities in the accompanying consolidated balance sheet as of September 30, 2010 related to this guarantee. No amounts have been accrued as a loss contingency related to this guarantee because payment by the Company is not probable.

The Company has certain commitments related to its mortgage note investments that it may be required to fund in the future. The Company is generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of September 30, 2010, the Company had three mortgage notes receivable with commitments totaling approximately $27 million. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

As of September 30, 2010, the Company has provided a binding commitment to acquire a $30.0 million participation (pari passu with the other lenders) from ULLICO in a loan to be made by ULLICO and other lenders under a proposed master credit agreement to the Concord casino project, which is conditioned upon, among other things, receipt of a $100.0 million equity investment by a major gaming operator prior to December 31, 2010. See Note 8 for further details.

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

Overview

Our principal business objective is to be the nation’s leading destination entertainment, entertainment-related, recreation and specialty real estate company by continuing to develop, acquire or finance high-quality properties. As of September 30, 2010, our total assets exceeded $2.9 billion, and included investments in 107 megaplex theatre properties (including two joint venture properties) and various restaurant, retail, entertainment, destination recreational and specialty properties located in 33 states, the District of Columbia and Ontario, Canada. As of September 30, 2010, we had invested $7.7 million in property under development, $184.5 million in land held for development and $305.0 million (including accrued interest) in mortgage financing for entertainment, recreational and specialty properties.

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

Our real estate mortgage portfolio consists of seven mortgage notes. Of the outstanding balance of $305.0 million at September 30, 2010, two notes comprise $168.5 million of the balance and the remainder of $136.5 million relates to financing provided for ski areas. The two notes, totaling $168.5 million at September 30, 2010, are secured by a water-park anchored entertainment village in Kansas City, Kansas (the first phase of which opened in July 2009) as well as two other water-parks in Texas.

We also have $13.4 million of notes receivable at September 30, 2010 of which $9.4 million were considered impaired at September 30, 2010 and a total loan loss reserve related to these notes receivable of $8.2 million at September 30, 2010.

Our total investments were $3.1 billion at September 30, 2010. Total investments is a non-GAAP financial measure defined herein as the sum of the carrying values of rental properties (before accumulated depreciation), land held for development, property under development, mortgage notes receivable (including related accrued interest receivable), investment in joint ventures, intangible assets (before accumulated amortization) and notes receivable. Below is a reconciliation of the carrying value of total investments to the consolidated balance sheet at September 30, 2010 (in thousands):

Rental properties, net of accumulated depreciation	$	2,020,424
Add back accumulated depreciation on rental properties		286,392
Land held for development		184,457
Property under development		7,671
Mortage notes and related accrued interest receivable, net		304,955
Investment in joint ventures		19,334
Investment in a direct financing lease, net		225,187
Intangible assets, net of accumulated amortization		35,642
Add back accumulated amortization on intangible assets		9,939
Notes receivable and related accrued interest receivable, net		5,152

Total investments	$	3,099,153

Management believes that total investments is a useful measure for management and investors as it illustrates across which asset categories the Company’s funds have been invested. Of our total investments of $3.1 billion at September 30, 2010, $2.2 billion or 70% related to megaplex theatres, entertainment retail centers and other retail parcels, and $936.7 million or 30% related to recreational and specialty properties. Furthermore, of the $936.7 million related to recreational and specialty properties, $149.4 million related to metropolitan ski areas, $209.9 million related to vineyards and wineries, $228.9 million related to public charter schools, $168.5 million related to the water-park anchored entertainment village development in Kansas and two Texas water-parks, and $180.0 million related to the land held for development in Sullivan County, New York. At September 30, 2010, Peak Resorts, Inc. (“Peak”) is the lessee of our metropolitan ski area in Ohio and is the mortgagor on five notes receivable secured by ten metropolitan ski areas and related development land. Similarly, affiliates of Imagine Schools, Inc. (“Imagine”) are the lessees of all of our public charter schools.

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

Our Annual Report on Form 10-K for the year ended December 31, 2009 contains a description of our critical accounting policies, including consolidation, revenue recognition, real estate useful lives, impairment of real estate values, real estate acquisitions, allowance for doubtful accounts, and mortgage and other notes receivable. For the nine months ended September 30, 2010, there were no material changes to these policies except as noted below.

Consolidation

We adopted Accounting Standards Update (ASU) 2009-17 “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (ASU 2009-17) on January 1, 2010. ASU 2009-17 amends FIN 46R to require an analysis to determine whether a variable interest gives a company a controlling financial interest in a variable interest entity. This statement requires an ongoing reassessment of and eliminates the quantitative approach previously required for determining whether a company is the primary beneficiary and requires enhanced disclosures on variable interest entities. The adoption of this statement did not have an impact on our financial position or results of operations for the nine months ended September 30, 2010.

Recent Developments

Debt Financing

As further discussed below under “Sale of Property,” on June 15, 2010, we paid in full our $4.6 million mortgage note payable in conjunction with the sale of a vineyard and winery property.

On June 18, 2010, we entered into a series of transactions with Mr. Cappelli as further discussed below. Among other things, we transferred our interest in the City Center entertainment retail center which resulted in the deconsolidation of this joint venture and the related mortgage notes payable of $118.2 million. Additionally, the Company became the lessee of a ground lease which is classified as a capital lease. Accordingly, a capital lease obligation of $9.2 million was recorded and is included in long-term debt at September 30, 2010 in the consolidated balance sheet in this Form 10-Q.

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

We used the proceeds from the note offering and the new unsecured revolving credit facility to repay borrowings of $171.0 million on our previous revolving credit facility, pay in full our term loan of $117.3 million and to pay in full our Canadian dollar (“CAD”) denominated loan secured by Toronto Dundas Square with a principal amount of CAD $98.8 million ($94.1 million US). In connection with the payment in full of the term loan, the related interest rate swaps were terminated at a cost of $8.3 million. Prepayment penalties related to the termination of the Toronto Dundas Square debt were approximately CAD $1.0 million ($1.0 million US). Deferred financing costs, net of accumulated amortization, of $5.8 million were written off as part of this refinancing. As of September 30, 2010, $150.0 million was outstanding under our new $320.0 million unsecured revolving credit facility.

Issuance of Common Shares

On May 11, 2010, we issued pursuant to a registered public offering 3,600,000 common shares at a purchase price of $41.00. Total net proceeds to us after underwriting discounts and expenses were approximately $141.0 million.

Investments

On January 22, 2010, we acquired five public charter school properties from Imagine Schools, Inc. and funded one expansion at a previously acquired public charter school property for a total acquisition price of $44.1 million. The properties are leased under a long-term triple-net master lease that is classified as a direct financing lease as described in Note 5 to the consolidated financial statements in this Form 10-Q. The five properties are located in Florida, Indiana and Ohio and the expansion is located in Michigan. On September 30, 2010, we funded $7.6 million for expansions at three of our existing public charter school properties. Additionally, we have agreed to finance $2.4 million in development costs for expansion of another one of our existing public charter school properties as discussed further in Note 19 to the consolidated financial statements in this Form 10-Q.

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

Property Sales

On June 15, 2010, we completed the sale of a ten acre vineyard and winery facility in Napa Valley, California for $6.5 million and a loss on sale of $934 thousand was recognized during the three months ended June 30, 2010. As further detailed in Note 17 to the consolidated financial statement in this Form 10-Q, the results of operations of the property have been classified within discontinued operations. In conjunction with the sale, we paid in full the $4.6 million mortgage note that was secured by the property and incurred $0.4 million in costs to terminate the related interest rate swap agreement.

On July 14, 2010, we sold a parcel of land including one building adjacent to one of our megaplex theatres in Arroyo Grande, California for $1.2 million and a gain on sale of $198 thousand was recognized during the three months ended September 30, 2010. As further detailed in Note 17 to the consolidated financial statements in this Form 10-Q, the results of operations of the property have been classified within discontinued operations.

Other Mortgage Notes and Notes Receivable

On April 2, 2010, our $25.0 million first mortgage loan agreement with Peak matured. We entered into a modification agreement with Peak and per the terms of this agreement, the maturity date of the loan was extended to April 1, 2012 with a one year extension option subject to our approval and the amount available to borrow was increased to $41.0 million. The carrying value of this mortgage note receivable at September 30, 2010 was $33.7 million and the loan is secured by approximately 696 acres of development land. Per the modification agreement, Peak is required to fund debt service reserves in the first quarter of each year sufficient to pay an entire calendar year of payment obligations on all of their outstanding notes and leases. Monthly interest payments are transferred to us from these debt service reserves.

On June 14, 2010, we amended our secured mortgage loan agreements with SVV I, LLC and an affiliate of SVV I, LLC (together, “SVVI”) to provide for an additional advance of $5.0 million for additional improvements made to the Kansas City, Kansas water-park. The carrying value of this mortgage note receivable at September 30, 2010 was $168.5 million. SVVI is required to fund a debt service reserve for off-season fixed payments (those due from September to May). The reserve is to be funded in monthly installments during the months of June, July and August.

Cappelli Settlement

As discussed in Note 8 to the consolidated financial statements in this Form 10-Q, on June 18, 2010, we entered into a series of agreements with Mr. Cappelli and several of his affiliates regarding the settlement of all pending litigation and a restructuring of our investments with Mr. Cappelli and his affiliates. The significant terms of the agreements are as follows:

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

We transferred to a Cappelli affiliate, KBC Concord LLC (“KBC Concord”), three promissory notes, in an aggregate principal amount of $30.0 million and for which we had previously recorded a loan loss reserve in the aggregate of $28.0 million, in exchange for an agreement by KBC Concord to pay us up to $15.0 million payable from 50% of the available cash distributed to KBC Concord from its minority interest in the Concord casino project.

We have provided a commitment to acquire a $30.0 million participation (pari passu with the other lenders) from Union Labor Life Insurance Company (“ULLICO”) in a loan to be made by ULLICO and other lenders under a proposed amended and restated master credit agreement to the Concord casino project, which is conditioned upon, among other things, receipt of a $100.0 million equity investment by a major gaming operator prior to December 31, 2010.

One of Mr. Cappelli’s affiliates, LC New Roc LP, transferred to us its partnership interest in New Roc Associates, L.P. (previously a consolidated joint venture that had a noncontrolling interest balance of $3.9 million at March 31, 2010), which owns New Roc, an entertainment retail center located in New Rochelle, New York, in exchange for the our interest in LC White Plains Retail LLC and LC White Plains Recreation, LLC (each part of a previously consolidated joint venture with a deficit noncontrolling interest balance of $10.0 million of March 31, 2010), which own City Center, an entertainment retail center located in White Plains, New York, and a promissory note related to City Center, in the original principal amount of $20.0 million payable by Cappelli Group, LLC to us (previously eliminated in consolidation). As a result, we now hold a 100% interest in New Roc and have no interest in City Center. As further detailed in Note 17 to the consolidated financial statements in this Form 10-Q, the results of operations of City Center have been classified in discontinued operations.

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

Vineyards and Wineries

The wine industry has been adversely affected by recent economic conditions which continue to affect several of our tenants’ ability to perform under their leases. As a result, we have taken back certain properties due to non-performance under the related leases, and have granted concessions to other tenants in the form of rent abatement or rent deferral. As previously discussed, on June 15, 2010 we completed the sale of a ten acre vineyard and winery facility in Napa Valley, California and we will continue to pursue opportunities to sell our other vineyards and wineries over time as appropriate for overall portfolio performance.

During the second quarter of 2010, one of our vineyard and winery tenants, Sapphire Wines, LLC went into receivership. Revenue from this tenant totaled $1.1 million and $1.6 million for the nine months ended September 30, 2010 and 2009, respectively. Outstanding receivables of $2.1 million (including $175 thousand of straight-line rent) were fully reserved at June 30, 2010 and were written off during the three months ended September 30, 2010. We have assessed the carrying value of the property for impairment and no additional provision for impairment was considered necessary based on this analysis. Management determined the fair value of the assets taking into account various factors, including an independent appraisal prepared as of December 31, 2009.

Results of Operations

Three months ended September 30, 2010 compared to three months ended September 30, 2009

Rental revenue was $61.0 million for the three months ended September 30, 2010, compared to $49.2 million for the three months ended September 30, 2009. The $11.8 million increase resulted primarily from acquisitions completed in 2009 and 2010 and base rent increases on existing properties, partially offset by a decline in rental revenue from our vineyard and winery tenants. Percentage rents of $0.8 million and $0.6 million were recognized during the three months ended September 30, 2010 and 2009, respectively. Straight-line rents of $0.4 million and $0.6 million were recognized during the three months ended September 30, 2010 and 2009, respectively.

Tenant reimbursements totaled $6.5 million for the three months ended September 30, 2010 compared to $4.1 million for the three months ended September 30, 2009. These tenant reimbursements arise from the operations of our retail centers. The $2.4 million increase is primarily due to our acquisition of Toronto Dundas Square on March 4, 2010 as described in Note 4 to the consolidated financial statements in this Form 10-Q as well as an increase in tenant reimbursements at our retail centers in Ontario, Canada.

Other income was $0.2 million for the three months ended September 30, 2010 compared to $0.4 million for the three months ended September 30, 2009. This decrease of $0.2 million is primarily due to a decrease in revenues from a family bowling center in Westminster, Colorado previously operated through a wholly-owned taxable REIT subsidiary. The bowling center was converted to a third party lease on February 1, 2010. Additionally, other income decreased due to a $0.1 million gain recognized upon settlement of foreign currency forward contracts for the three months ended September 30, 2009. A slight loss was recognized for the three months ended September 30, 2010 and is included in other expense. Partially offsetting these decreases, there was an increase of $0.2 million for three months ended September 30, 2010 due to golf course revenue recognized related to two golf courses on the Concord resort property, which we took ownership of on June 18, 2010 in connection with the Cappelli settlement.

Mortgage and other financing income for the three months ended September 30, 2010 was $13.3 million compared to $11.7 million for the three months ended September 30, 2009. The $1.6 million increase is due to our January 2010 acquisition of five public charter school properties as further described in Notes 4 and 5 to the consolidated financial statements in this Form 10-Q as well as increased real estate lending activities primarily related to our mortgage loan agreement with SVVI.

Our property operating expense totaled $9.6 million for the three months ended September 30, 2010 compared to $5.4 million for the three months ended September 30, 2009. These property operating expenses arise from the operations of our retail centers. The $4.2 million increase resulted from our acquisition of Toronto Dundas Square on March 4, 2010 as described in Note 4 to the consolidated financial statements in this Form 10-Q as well as an increase in bad debt expense associated with our vineyard and winery tenants.

Other expense totaled $0.4 million for the three months ended September 30, 2010 compared to $0.6 million for the three months ended September 30, 2009. The $0.2 million decrease is due to less expense recognized related to a family bowling center in Westminster, Colorado previously operated through a wholly-owned taxable REIT subsidiary as further described above as well as less expense at our vineyard and winery properties that are being operated through a wholly-owned taxable REIT subsidiary.

Our general and administrative expense totaled $4.1 million for the three months ended September 30, 2010 compared to $3.5 million for the three months ended September 30, 2009. The increase of $0.6 million is primarily due to an increase in payroll related expenses, insurance expense and franchise taxes.

Our net interest expense increased by $1.7 million to $19.3 million for the three months ended September 30, 2010 from $17.6 million for the three months ended September 30, 2009. This increase resulted from the increase in the average long-term debt outstanding used to finance our real estate acquisitions and fund our mortgage notes receivable.

Provision for loan losses for the three months ended September 30, 2009 was $65.8 million and related to a mortgage note receivable and other notes receivable. As further discussed in Note 7 to the consolidated financial statements in this Form 10-Q, the mortgage note and other notes receivable have been extinguished during 2010. There was no provision for loan losses for the three months ended September 30, 2010.

Depreciation and amortization expense totaled $13.5 million for the three months ended September 30, 2010 compared to $10.9 million for the three months ended September 30, 2009. The $2.6 million increase resulted primarily from asset acquisitions in 2009 and 2010.

Equity in income from joint ventures total $0.7 million for the three months ended September 30, 2010 compared to $0.2 million for the three months ended September 30, 2009. The $0.5 million increase is due to our contribution of an additional $14.9 million to Atlantic-EPR I to pay off the Partnership’s long- term debt at its maturity of May 1, 2010. The $14.9 million contribution earns a preferred return of 15%.

Loss from discontinued operations totaled $0.01 million for the three months ended September 30, 2010 and was due to the operations of a parcel of land including one building in Arroyo Grande, California that was sold in July 2010. Loss from discontinued operations totaled $37.2 million for the three months ended September 30, 2009 and related to the operations of a parcel of land in Arroyo Grande, California, as well as, the entertainment retail center in White Plains, New York and our ten acre vineyard and winery facility in Napa Valley, California, which were both disposed of in the second quarter of 2010.

Gain on sale of real estate from discontinued operations of $0.2 million for the three months ended September 30, 2010 was due to the sale of a parcel of land including one building in Arroyo Grande, California. There was no gain on sale of real estate from discontinued operations for the three months ended September 30, 2009.

Noncontrolling interest totaled $0.03 million for the three months ended September 30, 2010 compared to $16.1 million for the three months ended September 30, 2009. This noncontrolling interest primarily related to the consolidation of a VIE at the entertainment retail center in White Plains, New York. As further discussed in Note 8, our interest in the VIE was extinguished in connection with the settlement entered into with Mr. Cappelli on June 18, 2010.

Nine months ended September 30, 2010 compared to nine months ended September 30, 2009

Rental revenue was $174.0 million for the nine months ended September 30, 2010, compared to $145.3 million for the nine months ended September 30, 2009. The $28.7 million increase resulted primarily from acquisitions completed in 2009 and 2010 and base rent increases on existing properties, partially offset by a decline in rental revenue from our vineyard and winery tenants. Percentage rents of $1.8 million and $1.2 million were recognized during the nine months ended September 30, 2010 and 2009, respectively. Straight-line rents of $1.1 million and $1.6 million were recognized during the nine months ended September 30, 2010 and 2009, respectively.

Tenant reimbursements totaled $18.0 million for the nine months ended September 30, 2010 compared to $11.5 million for the nine months ended September 30, 2009. These tenant reimbursements arise from the operations of our retail centers. The $6.5 million increase is primarily due to our acquisition of Toronto Dundas Square on March 4, 2010 as described in Note 4 to the consolidated financial statements in this Form 10-Q as well as an increase in tenant reimbursements at our retail centers in Ontario, Canada.

Other income was $0.5 million for the nine months ended September 30, 2010 compared to $2.3 million for the nine months ended September 30, 2009. This decrease is primarily due to a decrease in revenues from a family bowling center in Westminster, Colorado previously operated through a wholly-owned taxable REIT subsidiary. The bowling center was converted to a third party lease on February 1, 2010. Additionally, other income decreased due to a $0.9 million gain recognized upon settlement of foreign currency forward contracts for the nine months ended September 30, 2009. A slight loss was recognized for the nine months ended September 30, 2010 and is included in other expense. Partially offsetting these decreases, there was an increase of $0.2 million for the nine months ended September 30, 2010 due to golf course revenue recognized related to two golf courses on the Concord resort property, which we took ownership of on June 18, 2010 in connection with the Cappelli settlement.

Mortgage and other financing income for the nine months ended September 30, 2010 was $38.9 million compared to $33.4 million for the nine months ended September 30, 2009. The $5.5 million increase is due to our January 2010 acquisition of five public charter school properties as further described in Notes 4 and 5 to the consolidated financial statements in this Form 10-Q as well as increased real estate lending activities primarily related to our mortgage loan agreement with SVVI.

Our property operating expense totaled $25.7 million for the nine months ended September 30, 2010 compared to $15.6 million for the nine months ended September 30, 2009. These property operating expenses arise from the operations of our retail centers. The $10.1 million increase resulted from our acquisition of Toronto Dundas Square on March 4, 2010 as described in Note 4 to the consolidated financial statements in this Form 10-Q as well as well as increases in bad debt expense associated with our vineyard and winery tenants and property operating expenses at our retail centers in Ontario, Canada.

Other expense totaled $0.9 million for the nine months ended September 30, 2010 compared to $2.1 million for the nine months ended September 30, 2009. The $1.2 million decrease is primarily due to less expense recognized related to a family bowling center in Westminster, Colorado previously operated through a wholly-owned taxable REIT subsidiary as further described above.

Our general and administrative expense totaled $13.8 million for the nine months ended September 30, 2010 compared to $11.8 million for the nine months ended September 30, 2009. The increase of $2.0 million is primarily due to an increase in payroll related expenses, professional fees and franchise taxes.

Our net interest expense increased by $6.5 million to $55.5 million for the nine months ended September 30, 2010 from $49.0 million for the nine months ended September 30, 2009. This increase resulted from the increase in the average long-term debt outstanding used to finance our real estate acquisitions and fund our mortgage notes receivable as well as an increased average interest rate on our previous revolving credit facility.

Costs associated with loan refinancing were $15.2 million for the nine months ended September 30, 2010 and $0.1 million for the nine months ended September 30, 2009. For the nine months ended September 30, 2010, these costs related primarily to the termination of our previous revolving credit facility, our term loan (and related interest rate swap agreements) and our loan that was secured by the Toronto Dundas Square Project. For the nine months ended September 30, 2009, these costs related to the amendment and restatement of our revolving credit facility and consisted of the write-off of $0.1 million of certain unamortized financing costs.

Transaction costs totaled $7.6 million for the nine months ended September 30, 2010 compared to $0.1 million for the nine months ended September 30, 2009. The increase of $7.5 million is primarily due to acquisition costs that were expensed as incurred in accordance with FASB ASC Topic 810 related to the acquisition of Toronto Dundas Square.

Provision for loan losses for the nine months ended September 30, 2009 was $65.8 million and related to a mortgage note receivable and other notes receivable. As further discussed in Note 7 to the consolidated financial statements in this Form 10-Q, the mortgage note and other notes receivable have been extinguished during the nine months ended September 30, 2010. Provision for loan losses for the nine months ended September 30, 2010 was $0.7 million and related to a note receivable that was settled in connection with the settlement with Mr. Cappelli entered on June 18, 2010 as further discussed in Note 8 to the consolidated financial statements in this Form 10-Q.

Depreciation and amortization expense totaled $38.2 million for the nine months ended September 30, 2010 compared to $31.6 million for the nine months ended September 30, 2009. The $6.6 million increase resulted primarily from asset acquisitions in 2009 and 2010.

Equity in income from joint ventures total $1.4 million for the nine months ended September 30, 2010 compared to $0.7 million for the nine months ended September 30, 2009. The $0.7 million increase is due to our contribution of an additional $14.9 million to Atlantic-EPR I to pay off the Partnership’s long-term debt at its maturity of May 1, 2010. The $14.9 million contribution earns a preferred return of 15%.

Gain on acquisition for the nine months ended September 30, 2010 was $8.5 million and related to the acquisition of Toronto Dundas Square on March 4, 2010. For further discussion, see Note 4 to the consolidated financial statements in this Form 10-Q. There was no gain on acquisition for the nine months ended September 30, 2009.

Loss from discontinued operations totaled $4.0 million for the nine months ended September 30, 2010 and $42.4 million for the nine months ended September 30, 2009 and due to the operations of a parcel of land including one building in Arroyo Grande, California that was sold in July 2010 as well as an entertainment retail center in White Plains, New York and a ten acre vineyard and winery facility in Napa Valley, California, both of which were disposed of in the second quarter of 2010.

Loss on sale of real estate from discontinued operations of $0.7 million for the nine months ended September 30, 2010 was due to a loss of approximately $0.9 million related to the sale of a ten acre vineyard and winery facility in Napa Valley, California and a gain on sale of $0.2 million from a parcel of land including one building in Arroyo Grande, California. There was no loss on sale of real estate from discontinued operations for the nine months ended September 30, 2009.

Noncontrolling interest totaled $1.8 million for the nine months ended September 30, 2010 compared to $19.0 million for the nine months ended September 30, 2009. This noncontrolling interest primarily related to the consolidation of a VIE at the entertainment retail center in White Plains, New York. As further discussed in Note 8, our interest in the VIE was extinguished in connection with the settlement entered into with Mr. Cappelli on June 18, 2010.

Liquidity and Capital Resources

Cash and cash equivalents were $14.9 million at September 30, 2010. In addition, we had restricted cash of $21.3 million at September 30, 2010. Of the restricted cash at September 30, 2010, $13.9 million relates to cash held for our borrowers’ debt service reserves for mortgage notes receivable and the balance represents deposits required in connection with debt service, payment of real estate taxes and capital improvements.

Mortgage Debt, Senior Notes, Credit Facilities and Term Loan

As of September 30, 2010, we had total debt outstanding of $1.2 billion. As of September 30, 2010, $788.1 million of debt outstanding was fixed rate mortgage debt secured by a portion of our rental properties and mortgage notes receivable, with a weighted average interest rate of approximately 6.0%. This $788.1 million of fixed rate mortgage debt includes $83.5 million of LIBOR based debt that has been converted to fixed rate debt with interest rate swaps as further described below.

We have $250.0 million in senior notes due on July 15, 2020. The notes bear interest at 7.75%. Interest is payable on July 15 and January 15 of each year beginning on January 15, 2011 until the stated maturity date of July 15, 2020. The notes were issued at 98.29% of their principal amount and are guaranteed by certain of our subsidiaries. The notes contain various covenants, including: (i) a limitation on incurrence of any debt which would cause the ratio of our debt to adjusted total assets to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause the ratio of secured debt to adjusted total assets to exceed 40%; (iii) a limitation on incurrence of any debt which would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of our total unencumbered assets to be not less than 150% of our outstanding unsecured debt.

At September 30, 2010, we had $150.0 million in debt outstanding under our new $320.0 million unsecured revolving credit facility, with interest at a floating rate. The facility has a term expiring December 1, 2013. The amount that we are able to borrow on our revolving credit facility is a function of the values and advance rates, as defined by the credit agreement, assigned to the assets included in the borrowing base less outstanding letters of credit and less other liabilities. As of September 30, 2010, our total availability under the revolving credit facility was $170.0 million.

At September 30, 2010, VinREIT, a subsidiary that holds our vineyard and winery assets, had eight term loans outstanding aggregating $87.0 million. These term loans have maturities ranging from December 1, 2017 to June 5, 2018, are 30% recourse to us and have stated interest rates of LIBOR plus 175 basis points on loans secured by real property and LIBOR plus 200 basis points on loans secured by fixtures and equipment. Under certain conditions, we are required to provide additional guarantees of these term loans beyond the 30% recourse provision described above. As of September 30, 2010, we had provided additional guarantees of $9.6 million. We have six interest rate swaps that fix the interest rates on the outstanding loans at a weighted average rate of 5.2%. The ability to draw additional term loans under the credit facility expired on September 26, 2010.

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

Certain of our long-term debt agreements contain customary restrictive covenants related to financial and operating performance. At September 30, 2010, we were in compliance with all restrictive covenants.

Liquidity Requirements

Short-term liquidity requirements consist primarily of normal recurring corporate operating expenses, debt service requirements and distributions to shareholders. We meet these requirements primarily through cash provided by operating activities. Net cash provided by operating activities was $127.1 million for the nine months ended September 30, 2010 and $112.9 million for the nine months ended September 30, 2009. Net cash used in investing activities was $315.5 million and $54.0 million for the nine months ended September 30, 2010 and 2009, respectively. Net cash provided by financing activities was $179.7 million for the nine months ended September 30, 2010 and net cash used by financing activities $98.2 million for the nine months ended September 30, 2009. We anticipate that our cash on hand, cash from operations, and funds available under our revolving credit facility will provide adequate liquidity to fund our operations, make interest and principal payments on our debt, and allow distributions to our shareholders and avoid corporate level federal income or excise tax in accordance with REIT Internal Revenue Code requirements.

Commitments

As of September 30, 2010, we have agreed to finance $2.4 million in development costs for expansions at one of our existing public charter school properties. Development costs are advanced by us in periodic draws. If we determine that construction is not being completed in accordance with the terms of the development agreement, we can discontinue funding construction draws. We have agreed to lease the expansion facility to the current operator at pre-determined rates.

We have provided a guarantee of the payment of certain economic development revenue bonds related to four theatres in Louisiana for which we earn a fee at an annual rate of 1.75% over the 30 year term of the bond. We have recorded $3.2 million as a deferred asset included in other assets and $3.2 million included in other liabilities in the accompanying consolidated balance sheet as of September 30, 2010 related to this guarantee. No amounts have been accrued as a loss contingency related to this guarantee because payment by us is not probable.

We have certain commitments related to our mortgage note investments that we may be required to fund in the future. We are generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of our direct control. As of September 30, 2010, we had three mortgage notes receivable with commitments totaling approximately $27.0 million. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

We have provided a commitment to acquire a $30.0 million participation (pari passu with the other lenders) from ULLICO in a loan to be made by ULLICO and other lenders under a proposed master credit agreement to the Concord casino project, which is conditioned upon, among other things, receipt of a $100.0 million equity investment by a major gaming operator prior to December 31, 2010.

Liquidity Analysis

In analyzing our liquidity, we generally expect that our cash provided by operating activities will meet our normal recurring operating expenses, recurring debt service requirements and distributions to shareholders.

We have no significant consolidated debt that matures before 2012. During 2012, we have approximately $65.3 million of consolidated debt maturities. Our cash commitments, as described above, include additional amounts expected to be funded in 2010 of $2.4 million for the public charter school expansions and additional commitments under various mortgage notes receivable totaling approximately $27.0 million and, if required, the ULLICO loan participation. Of the $27.0 million of mortgage note receivable commitments, approximately $4.7 million is expected to be funded in 2010.

Our sources of liquidity for 2010 to pay the above commitments include the remaining amount available under our new unsecured revolving credit facility of approximately $170.0 million and unrestricted cash on hand of $14.9 million. Accordingly, while there can be no assurance, we expect that our sources of cash will significantly exceed our expected uses of cash over the remainder of 2010.

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

Off Balance Sheet Arrangements

At September 30, 2010, we had a 24.8% and 23.7% investment interest in two unconsolidated real estate joint ventures, Atlantic-EPR I and Atlantic-EPR II, respectively, which are accounted for under the equity method of accounting. We do not anticipate any material impact on our liquidity as a result of commitments involving those joint ventures. On May 1, 2010, we contributed an additional $14.9 million to Atlantic-EPR I to pay off the Partnership’s long-term debt at its maturity of May 1, 2010. We expect to earn a priority return of 15% on our additional contribution per the partnership agreement. We recognized income of $1,281 and $421 (in thousands) from our investment in the Atlantic-EPR I joint venture during the nine months ended September 30, 2010 and 2009, respectively. We recognized income of $261 and $252 (in thousands) from our investment in the Atlantic-EPR II joint venture during the nine months ended September 30, 2010 and 2009, respectively. As of September 30, 2010, Atlantic EPR-II has a $12.7 million mortgage note payable secured by a megaplex theatre which matures September 2013.

The joint venture agreements for Atlantic-EPR I and Atlantic-EPR II allow our partner, Atlantic of Hamburg, Germany (“Atlantic”), to exchange up to a maximum of 10% of its ownership interest per year in each of the joint ventures for common shares of the Company or, at our discretion, the cash value of those shares as defined in each of the joint venture agreements. During 2009, we paid Atlantic cash of $109 and $9 (in thousands), respectively, in exchange for additional ownership of 0.7% and 0.2% for Atlantic-EPR I and Atlantic-EPR II, respectively. During 2010, we have paid Atlantic cash of $679 and $186 (in thousands), respectively, in exchange for additional ownership of 2.2% and 1.6% for Atlantic EPR-I and Atlantic EPR-II, respectively. These exchanges did not impact total partners’ equity in either Atlantic-EPR I or Atlantic-EPR II.

Capital Structure and Coverage Ratios

We believe that our shareholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest, fixed charge and debt service coverage ratios. We expect to maintain our debt to gross assets ratio (i.e. total long-term debt to total assets plus accumulated depreciation) between 35% and 45%. However, the timing and size of our equity and debt offerings may cause us to temporarily operate over this threshold. At September 30, 2010, this ratio was 37%. Our long-term debt as a percentage of our total market capitalization at September 30, 2010 was 33%; however, we do not manage to a ratio based on total market capitalization due to the inherent variability that is driven by changes in the market price of our common shares. We calculate our total market capitalization of $3.6 billion by aggregating the following at September 30, 2010:

•	Common shares outstanding of 46,535,341 multiplied by the last reported sales price of our common shares on the NYSE of $43.18 per share, or $2.0 billion;

•	Aggregate liquidation value of our Series B preferred shares of $80.0 million;

•	Aggregate liquidation value of our Series C convertible preferred shares of $135.0 million;

•	Aggregate liquidation value of our Series D preferred shares of $115.0 million;

•	Aggregate liquidation value of our Series E convertible preferred shares of $86.3 million and

•	Total long-term debt of $1.2 billion

Our interest coverage ratio for the nine months ended September 30, 2010 and 2009 was 3.3 times and 3.1 times, respectively. Interest coverage is calculated as the interest coverage amount (as calculated in the following table) divided by interest expense, gross (as calculated in the following table). We consider the interest coverage ratio to be an appropriate supplemental measure of a company’s ability to meet its interest expense obligations. Our calculation of the interest coverage ratio may be different from the calculation used by other companies, and therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures. The following table shows the calculation of our interest coverage ratios. Amounts below include the impact of discontinued operations, which are separately classified in the consolidated statements of income included in this Quarterly Report on Form 10-Q (unaudited, dollars in thousands):

	Nine Months Ended September 30,
	2010	2009

Net income (loss)	$78,881	$(25,271)
Interest expense, gross	59,015	54,846
Interest cost capitalized	(278)	(517)
Depreciation and amortization	39,493	36,383
Share-based compensation expense to management and trustees	3,522	3,238
Costs associated with loan refinancing	15,620	117
Straight-line rental revenue	(1,241)	(1,787)
Loss on sale of real estate from discontinued operations	736	-
Transaction costs	7,646	156
Provision for loan losses	700	65,757
Impairment charges	-	35,801
Gain on acquisition	(8,468)	-

Interest coverage amount	$195,626	$168,723

Interest expense, net	$58,702	$54,274
Interest income	35	55
Interest cost capitalized	278	517

Interest expense, gross	$59,015	$54,846

Interest coverage ratio	3.3	3.1

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

		Nine Months Ended September 30,
		2010	2009

Net cash provided by operating activities	$	127,140	$112,866

Equity in income from joint ventures		1,362	673
Distributions from joint ventures		(1,651)	(743)
Amortization of deferred financing costs		(3,748)	(2,552)
Amortization of above market leases, net		(134)	-
Increase in mortgage notes accrued interest receivable		828	516
Decrease in restricted cash		(2,418)	(1,315)
Increase (decrease) in accounts receivable, net		4,980	(2,977)
Decrease in notes and accrued interest receivable		(28)	(535)
Increase in direct financing lease receivable		3,504	2,795
Increase in other assets		4,114	4,561
Decrease (increase) in accounts payable and accrued liabilities		(14,622)	969
Decrease in unearned rents		1,495	1,767
Straight-line rental revenue		(1,241)	(1,787)
Interest expense, gross		59,015	54,846
Interest cost capitalized		(278)	(517)
Costs associated with loan refinancing (cash portion)		9,662	-
Transaction costs		7,646	156

Interest coverage amount	$	195,626	$168,723

Our fixed charge coverage ratio for the nine months ended September 30, 2010 and 2009 was 2.4 times and 2.2 times, respectively. The fixed charge coverage ratio is calculated in exactly the same manner as the interest coverage ratio, except that preferred share dividends are also added to the denominator. We consider the fixed charge coverage ratio to be an appropriate supplemental measure of a company’s ability to make its interest and preferred share dividend payments. Our calculation of the fixed charge coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures. The following table shows the calculation of our fixed charge coverage ratios (unaudited, dollars in thousands):

	Nine Months Ended September 30,
	2010	2009

Interest coverage amount	$195,626	$168,723

Interest expense, gross	59,015	54,846
Preferred share dividends	22,655	22,655

Fixed charges	$81,670	$77,501

Fixed charge coverage ratio	2.4	2.2

Our debt service coverage ratio for the nine months ended September 30, 2010 and 2009 was 2.5 times and 2.3 times, respectively. The debt service coverage ratio is calculated in exactly the same manner as the interest coverage ratio, except that recurring principal payments are also added to the denominator. We consider the debt service coverage ratio to be an appropriate supplemental measure of a company’s ability to make its debt service payments. Our calculation of the debt service coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures. The following table shows the calculation of our debt service coverage ratios (unaudited, dollars in thousands):

	Nine Months Ended September 30,
	2010	2009

Interest coverage amount	$195,626	$168,723

Interest expense, gross	59,015	54,846
Recurring principal payments	20,761	18,579

Debt service	$79,776	$73,425

Debt service coverage ratio	2.5	2.3

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

The following table summarizes our FFO, FFO per share and certain other financial information for the three and nine months ended September 30, 2010 and 2009 (unaudited, in thousands, except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss) available to common shareholders of Entertainment Properties Trust	$27,457	$(66,843)	$58,017	$(28,912)
Loss (gain) on sale of real estate	(198)	-	736	-
Real estate depreciation and amortization	13,334	11,728	39,135	35,804
Allocated share of joint venture depreciation	81	66	218	197
Noncontrolling interest	-	(16,118)	(1,905)	(19,188)

FFO available to common shareholders of Entertainment Properties Trust	$40,674	$(71,167)	$96,201	$(12,099)

FFO per common share attributable to Entertainment Properties Trust:
Basic	$0.87	$(2.01)	$2.15	$(0.35)
Diluted	0.87	(2.01)	2.14	(0.35)

Shares used for computation (in thousands):
Basic	46,511	35,445	44,757	34,937
Diluted	46,809	35,445	45,037	34,937

Other financial information:
Dividends per common share	$0.65	$0.65	$1.95	$1.95

The additional 1.9 million common shares that would result from the conversion of our 5.75% Series C cumulative convertible preferred shares and the additional 1.6 million common shares that would result from the conversion of our 9.0% Series E cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted earnings per share and diluted FFO per share for the three and nine months ended September 30, 2010 and 2009 because the effect is anti-dilutive.

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

The following table summarizes our AFFO for the three and nine months ended September 30, 2010 and 2009 (in thousands):

		Three Months Ended September 30,			Nine Months Ended September 30,
		2010	2009		2010	2009
FFO available to common shareholders of Entertainment Properties Trust	$	40,674	$(71,167)	$	96,201	$(12,099)
Adjustments:
Non-cash impairment charges and provision for loan losses		-	101,558		700	101,558
Transaction costs		11	40		7,646	156
Non-real estate depreciation and amortization		130	196		357	583
Deferred financing fees amortization		1,122	1,103		3,748	2,552
Costs associated with loan refinancing		-	-		15,620	117
Share-based compensation expense to management and trustees		1,187	1,083		3,522	3,238
Maintenance capital expenditures (1)		(2,872)	(304)		(3,323)	(1,405)
Straight-lined rental revenue		(426)	(642)		(1,241)	(1,787)
Non-cash portion of mortgage and other financing income		(1,201)	(1,807)		(4,464)	(5,342)
Amortization of above market leases, net		74	-		134	-
Gain on acquisition		-	-		(8,468)	-

AFFO available to common shareholders of Entertainment Properties Trust	$	38,699	$30,060	$	110,432	$87,571

(1) Includes maintenance capital expenditures and certain second generation tenant improvements and leasing commissions.

Impact of Recently Issued Accounting Standards

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU No. 2010-6”). This statement requires new disclosures and clarifies existing disclosure requirements about fair value measurement. ASU No. 2010-06 only applies to disclosures related to estimated fair values as disclosed in Note 13 to the consolidated financial statements in this Form 10-Q. Among these amendments, entities will be required to provide enhanced disclosures about transfers into and out of the Level 1 and Level 2 classifications, provide separate disclosures about purchases, sales, issuances and settlements relating to the tabular reconciliation of beginning and ending balances of the Level 3 classification and provide greater disaggregation for each class of assets and liabilities that use fair value measurements. Except for the detailed Level 3 roll-forward disclosures, the new standard is effective for the Company for interim and annual reporting periods beginning after December 31, 2009. The adoption of this accounting standards amendment did not have a material impact on the Company’s consolidated financial statements. The requirement to provide detailed disclosures about the purchases, sales, issuances and settlements in the roll-forward activity for Level 3 fair value measurements is effective for the Company for interim and annual reporting periods beginning after December 31, 2010. The Company does not expect that the adoption of these new disclosure requirements will have a material impact on its consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, primarily relating to potential losses due to changes in interest rates and foreign currency exchange rates. We seek to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new long-term fixed rate borrowings whenever possible. We also have a $320 million unsecured revolving credit facility with $150.0 million outstanding as of September 30, 2010, term loans with an aggregate of $87.0 million outstanding as of September 30, 2010 and a $10.7 million bond, all of which bear interest at a floating rate. As further described in Note 12 to the consolidated financial statements in this Form 10-Q, $83.5 million of the term loans are LIBOR based debt that has been converted to a fixed rate with six interest rate swaps.

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

We are exposed to foreign currency risk against our functional currency, the US dollar, on our five Canadian properties. We financed the acquisition of four of our Canadian entertainment retail centers with a fixed rate mortgage loan from a Canadian lender in the original aggregate principal amount of approximately U.S. $97 million. The loan was made and is payable by us in CAD, and the rents received from tenants of the properties are payable in CAD.

As discussed above, we have partially mitigated the impact of foreign currency exchange risk on four of our Canadian properties by matching Canadian dollar debt financing with Canadian dollar rents. To further mitigate our foreign currency risk in future periods on these Canadian properties, during the second quarter of 2007, we entered into a cross currency swap with a notional value of $76.0 million CAD and $71.5 million U.S. The swap calls for monthly exchanges from January 2008 through February 2014 with us paying CAD based on an annual rate of 17.16% of the notional amount and receiving U.S. dollars based on an annual rate of 17.4% of the notional amount. There is no initial or final exchange of the notional amounts. The net effect of this swap is to lock in an exchange rate of $1.05 CAD per U.S. dollar on approximately $13 million of annual CAD denominated cash flows. These foreign currency derivatives should hedge a significant portion of our expected CAD denominated FFO of these four Canadian properties through February 2014 as their impact on our reported FFO when settled should move in the opposite direction of the exchange rates utilized to translate revenues and expenses of these properties.

Additionally, we have entered into foreign currency forward agreements to hedge the currency fluctuations related to the cash flows of our fifth Canadian property. These foreign currency forwards settle at the end of each month from July to December 2010 and lock in an exchange rate of $1.04 CAD per U.S. dollar on approximately $1 million monthly CAD denominated cash flows.

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

See Note 12 to the consolidated financial statements in this Form 10-Q for additional information on our derivative financial instruments and hedging activities.

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

Item 1A. Risk Factors

There were no material changes during the quarter from the risk factors previously discussed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 and, to the extent applicable, our Quarterly Reports on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31, 2010 common stock	-		$-	-	$-
August 1 through August 31, 2010 common stock	52,895	(1)	42.68	-	-
September 1 through September 30, 2010 common stock	-		-	-	-

Total	52,895		$42.68	-	$-

(1)

The repurchase of equity securities during August of 2010 was completed in conjunction with employee stock option exercises. These repurchases were not made pursuant to a publicly announced plan or program.

Item 3. Defaults Upon Senior Securities

There were no reportable events during the quarter ended September  30, 2010.

Item 4. (Removed and Reserved)

Item 5. Other Information

There were no reportable events during the quarter ended September  30, 2010.

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

ENTERTAINMENT PROPERTIES TRUST

Dated: November 3, 2010	By	/s/ David M. Brain

David M. Brain, President – Chief Executive Officer (Principal Executive Officer)

Dated: November 3, 2010	By	/s/ Mark A. Peterson

Mark A. Peterson, Vice President – Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document

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