Form 10-K
period 2010-12-31
ENTERTAINMENT PROPERTIES TRUST
filed 2011-03-01
CIK 1045450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

The aggregate market value of the common shares of beneficial interest (“common shares”) of the registrant held by non-affiliates, based on the closing price on the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the New York Stock Exchange, was $1,769,452,370.

At February 25, 2011, there were 46,478,917 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A are incorporated by reference in Part III of this Annual Report on Form 10-K.

CAUTIONARY STATEMENT CONCERNING FORWARD LOOKING STATEMENTS

With the exception of historical information, certain statements contained or incorporated by reference herein may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as those pertaining to our acquisition or disposition of properties, our capital resources, future expenditures for development projects, and our results of operations. Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of actual events. There is no assurance the events or circumstances reflected in the forward-looking statements will occur. You can identify forward-looking statements by use of words such as “will be,” “intend,” “continue,” “believe,” “may,” “expect,” “hope,” “anticipate,” “goal,” “forecast,” “expects,” “anticipates,” “estimates,” “offers,” “plans” “would,” “may” or other similar expressions or other comparable terms or discussions of strategy, plans or intentions in this Annual Report. Forward-looking statements necessarily are dependent on assumptions, data or methods that may be incorrect or imprecise. In addition, references to our budgeted amounts are forward looking statements. Factors that could materially and adversely affect us include, but are not limited to, the factors listed below:

•	General international, national, regional and local business and economic conditions;

•	Failure of current governmental efforts to stimulate the economy;

•	The downturn in the credit markets;

•	We have made a significant investment in a planned casino and resort development that may not be completed;

•	The failure of a bank to fund a request by us to borrow money;

•	Failure of banks in which we have deposited funds;

•	Defaults in the performance of lease terms by our tenants;

•	Defaults by our customers and counterparties on their obligations owed to us;

•	A borrower’s bankruptcy or default;

•	The obsolescence of older multiplex theatres owned by some of our tenants;

•	Risks of operating in the entertainment industry;

•	Our ability to compete effectively;

•	The majority of our megaplex theatre properties are leased by a single tenant;

•	A single tenant leases or is the mortgagor of all our ski area investments;

•	A single tenant leases all of our charter schools;

•	Risks associated with use of leverage to acquire properties;

•	Financing arrangements that require lump-sum payments;

•	Our ability to sustain the rate of growth we have had in recent years;

•	Our ability to raise capital;

•	Covenants in our debt instruments that limit our ability to take certain actions;

•	Risks of acquiring and developing properties and real estate companies;

•	The lack of diversification of our investment portfolio;

•	Our continued qualification as a REIT;

•	The ability of our subsidiaries to satisfy their obligations;

•	Financing arrangements that expose us to funding or purchase risks;

•	We have a limited number of employees and the loss of personnel could harm operations;

•	Fluctuations in the value of real estate income and investments;

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

•	Our ability to secure adequate insurance and risk of potential uninsured losses, including from natural disasters;

•	Risks involved in joint ventures;

•	Risks in leasing multi-tenant properties;

•	A failure to comply with the Americans with Disabilities Act or other laws;

•	Risks of environmental liability;

•	Our real estate investments are relatively illiquid;

•	We own assets in foreign countries;

•	Risks associated with owning or financing properties for which the tenant’s or mortgagor’s operations may be impacted by weather conditions and climate change;

•	Risks associated with the ownership of vineyards;

•	Our ability to pay distributions in cash or at current rates;

•	Fluctuations in interest rates;

•	Fluctuations in the market prices for our shares;

•	Certain limits on change in control imposed under law and by our Declaration of Trust and Bylaws;

•	Policy changes obtained without the approval of our shareholders;

•	Equity issuances could dilute the value of our shares;

•	Risks associated with changes in the Canadian exchange rate; and

•	Changes in laws and regulations, including tax laws and regulations.

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

PART I

Item 1. Business

General

Entertainment Properties Trust (“we,” “us,” “our,” “EPR” or the “Company”) was formed on August 22, 1997 as a Maryland real estate investment trust (“REIT”), and an initial public offering of our common shares of beneficial interest (“common shares”) was completed on November 18, 1997. Since that time, the Company has grown into a leading specialty REIT with an investment portfolio that includes megaplex theatres, entertainment retail centers (centers typically anchored by an entertainment component such as a megaplex theatre and containing other entertainment-related or retail properties), public charter schools and other destination recreational and specialty properties. The underwriting of our investments is centered on key industry and property cash flow criteria. As further explained under “Growth Strategies” below, our investments are also guided by a focus on inflection opportunities that are associated with or support enduring uses, excellent executions, attractive economics and an advantageous market position.

We are a self-administered REIT. As of December 31, 2010, we had total assets of approximately $3.2 billion (before accumulated depreciation of approximately $0.3 billion). Our investments are generally structured as long-term triple-net leases that require the tenants to pay substantially all expenses associated with the operation and maintenance of the property, or as long-term mortgages with economics similar to our triple-net lease structure.

As of December 31, 2010, our real estate portfolio was comprised of approximately $2.8 billion in assets (before accumulated depreciation of approximately $0.3 billion) and consisted of interests in:

•	107 megaplex theatre properties (including two joint venture properties) located in 33 states and Ontario, Canada;

•	nine entertainment retail centers (including one joint venture property) located in Westminster, Colorado; New Rochelle, New York; Burbank, California; Suffolk, Virginia; and Ontario, Canada;

•	27 public charter school properties located in eight states and the District of Columbia;

•	other specialty properties, including ten wineries and six vineyards located in California and Washington and a metropolitan ski property located in Ohio;

•	land parcels leased to restaurant and retail operators adjacent to several of our theatre properties;

•	approximately $6.0 million in construction in progress for real estate development; and

•	approximately $184.5 million in undeveloped land inventory.

As of December 31, 2010, our real estate portfolio of megaplex theatre properties consisted of approximately 8.7 million square feet and was 99% occupied and our remaining real estate portfolio consisted of 4.5 million square feet and was 92% occupied. The combined real estate portfolio consisted of 13.2 million square feet and was 97% occupied. Our theatre properties are leased to ten different leading theatre operators. For the year ended December 31, 2010, approximately 36% of our total revenue was derived from rental payments by AMC.

As of December 31, 2010, we had invested approximately $226.4 million, net of initial direct costs of $1.8 million, in 27 public charter school properties leased under a master lease to Imagine Schools, Inc. (“Imagine”). We own the fee interest in these properties; however, due to the terms of this lease it is accounted for as a direct financing lease. These properties are located in Arizona, Florida, Georgia, Indiana, Missouri, Nevada, Michigan, Ohio and the District of Columbia.

As of December 31, 2010, we had the following mortgage notes receivable with an outstanding balance of approximately $305.4 million:

•

$169.0 million in mortgage financing for the development of a water park anchored entertainment village in the greater Kansas City area (the first phase of which opened in July 2009) which is additionally secured by two operating water parks in Texas; and

•	$136.4 million in mortgage financing for ten metropolitan ski properties and development land located in New Hampshire, Vermont, Missouri, Indiana, Ohio and Pennsylvania.

Also, as of December 31, 2010, we had five other notes receivable with an outstanding balance of $5.1 million (including accrued interest) net of a provision for an aggregate loan loss of $8.2 million.

Our total investments were $3.1 billion at December 31, 2010. Total investments is a non-GAAP financial measure defined herein as the sum of the carrying values of rental properties (before accumulated depreciation), land held for development, property under development, mortgage notes receivable (including related accrued interest receivable), investment in direct financing lease, net, investment in joint ventures, intangible assets (before accumulated amortization) and notes receivable and related accrued interest receivable, net. Below is a reconciliation of the carrying value of total investments to the constituent items in the consolidated balance sheet at December 31, 2010 (in thousands):

Rental properties, net of accumulated depreciation	$2,026,623
Add back accumulated depreciation on rental properties	297,068
Land held for development	184,457
Property under development	5,967
Mortage notes and related accrued interest receivable, net	305,404
Investment in a direct financing lease, net	226,433
Investment in joint ventures	22,010
Intangible assets, net of accumulated amortization	35,644
Add back accumlated amortization on intangible assets	11,479
Notes receivable and related accrued interest receivable, net	5,127

Total investments	$3,120,212

Management believes that total investments is a useful measure for management and investors as it illustrates across which asset categories the Company’s funds have been invested. Of our total investments of $3.1 billion at December 31, 2010, $2.2 billion or 70% related to megaplex theatres, entertainment retail centers and other retail parcels, $230.2 million or 7% related to public charter schools and $708.5 million or 23% related to other destination recreational and specialty properties. Furthermore, of the $708.5 million related to other destination recreational and specialty properties, $210.1 million related to vineyards and wineries, $180.0 million related to the land held for development in Sullivan County, New York, $169.0 million related to the water-park anchored entertainment village development in Kansas and two Texas water-parks and $149.4 million related to metropolitan ski areas. At December 31, 2010, affiliates of Imagine are the lessees of all of our public charter school properties. Similarly, Peak Resorts, Inc. (“Peak”) is the lessee of our metropolitan ski area in Ohio and is the mortgagor on five notes receivable secured by ten metropolitan ski areas and related development land.

As further described in Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K, during the year ended December 31, 2010, $62.3 million, or approximately 20% of our total revenue was derived from our five entertainment retail centers in Ontario, Canada. The Company’s wholly-owned subsidiaries that hold the Canadian entertainment retail centers and third party debt represent approximately $355.2 million or 22% of the Company’s net assets as of December 31, 2010.

We aggregate the financial information of all our investments into one reportable segment because our investments have similar economic characteristics and because we do not internally report and we are not internally organized by investment or transaction type.

We believe destination entertainment, entertainment-related, public charter schools and other recreational and specialty properties are important sectors of the real estate industry and that, as a result of our focus on properties in these sectors, industry knowledge and the industry relationships of our management, we have a competitive advantage in providing capital to operators of these types of properties. We believe this focused niche approach offers the potential for higher growth and better yields.

As a result of the economic downturn and related challenges in the credit market, we tempered our focus on growth of FFO per share beginning in 2009, and instead principally focused on maintaining adequate liquidity and a strong balance sheet. During 2010, we took significant steps to implement our new strategy to migrate to an unsecured debt structure, including the issuance of $250.0 million of unsecured notes and entering into a new $320.0 million unsecured revolving credit facility. Having enhanced our liquidity position, strengthened our balance sheet and obtained access to the unsecured debt markets, we believe we are better positioned to aggressively pursue potential investments, acquisitions and financing transaction opportunities that may become available to us from time to time.

We believe our management’s knowledge and industry relationships have facilitated favorable opportunities for us to acquire, finance and lease properties. Historically, our primary challenges have been locating suitable properties, negotiating favorable lease or financing terms, and managing our real estate portfolio as we have continued to grow. We are particularly focused on property categories which allow us to use our experience to mitigate some of the risks inherent in the current economic environment. We cannot assure you that any such potential investment or acquisition opportunities will arise in the near future, or that we will actively pursue any such opportunities.

Megaplex Theatres

A significant portion of our assets consist of megaplex theatres. Megaplex theatres typically have at least 10 screens with stadium-style seating (seating with elevation between rows to provide unobstructed viewing) and are equipped with amenities that significantly enhance the audio and visual experience of the patron. We believe the development of new generation megaplex theatres, including the introduction of digital cinema technology, has accelerated the obsolescence of many of the previous generation of multiplex theatres by setting new standards for moviegoers, who, in our experience, have demonstrated their preference for the more attractive surroundings, wider variety of films, enhanced quality of visual presentation and superior customer service typical of megaplex theatres.

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

Entertainment Retail Centers

We continue to seek opportunities for the development of additional restaurant, retail and other entertainment venues around our existing portfolio. The opportunity to capitalize on the traffic generation of our market-dominant theatres to create entertainment retail centers (“ERC’s”) not only strengthens the execution of the megaplex theatre but adds diversity to our tenant and asset base. We have and will continue to evaluate our existing portfolio for additional development of retail and entertainment density, and we will also continue to evaluate the purchase or financing of existing ERC’s that have demonstrated strong financial performance and meet our quality standards. The leasing and property management requirements of our ERC’s are generally met through the use of third-party professional service providers.

On February 3, 2011, we entered into an agreement to sell Toronto Dundas Square, a 13-level entertainment retail center located in downtown Toronto, consisting of 330,000 square feet of net rentable area and a signage business consisting of 25,000 square feet of digital and static signage, after purchasing this property out of receivership earlier in the year. The sale proceeds, net of closing costs, are expected to exceed $220 million CAD. Subject to the satisfaction of certain conditions, the transaction is expected to close by the end of the first quarter of 2011 or shortly thereafter. In addition, we hedged our foreign currency exposure on this investment by entering into a forward to sell $200 million CAD for $201.5 million U.S. dollars with a settlement date of April 15, 2011. Including the impact of foreign currency, the Company expects to record a gain in excess of $17 million upon closing.

Public Charter Schools

As one of the fastest growing segments of the multi-billion dollar education facilities sector, public charter schools continue to offer an exciting growth opportunity. More than ever, education in America is at a crossroads, and the school choice movement is growing through unprecedented bipartisan political support and enhanced media attention. Because of the raised awareness of these changes in K-12 education, and increased demand for higher academic performance in public schools, traditional sources of financing such as tax-exempt bonds and banks have struggled to meet the demand for the development of new or refurbished educational facilities. Through our wholly-owned subsidiary, Education Capital Solutions (“ECS”), we have developed relationships with charter school networks across the country that deliver a high quality education to their students. By providing these networks a “Start-To-Finish” financing option that is both consistent and predictable, we believe ECS is well positioned to provide financing for educational facilities specifically designed to meet their strategic growth plans.

Vineyards and Wineries

The wine industry has been adversely affected by recent economic conditions which continue to affect several of our tenants’ ability to perform under their leases. As a result, we have taken back certain properties due to non-performance under the related leases, and have granted concessions to other tenants in the form of rent abatement or rent deferral. We completed the sale of one vineyard and winery investment in 2010 and we will continue to pursue opportunities to sell our other vineyards and wineries over time as appropriate for overall portfolio performance.

Other Recreational and Specialty Properties

The venue replacement cycle in theatrical exhibition and public charter schools each represent what we consider to be an inflection opportunity, a demand for new capital stimulated by a need to upgrade to new technologies and delivery formats. We expect other destination retail, recreational and specialty properties to undergo similar transformations stimulated by growth, renewal and/or restructuring. We have begun and expect to continue to pursue opportunities to provide capital for such new generations of attractive and successful properties in selected niche markets.

Business Objectives and Strategies

Our long-term primary business objective is to enhance shareholder value by achieving predictable and increasing Funds From Operations (“FFO”) and dividends per share (See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Funds From Operations” for a discussion of FFO). Our prevailing strategy is to focus on long-term investments in a limited number of categories in which we maintain a depth of knowledge and relationships, and which we believe offer sustained performance throughout all economic cycles. We intend to achieve this objective by continuing to execute the Growth Strategies, Operating Strategies and Capitalization Strategies described below:

Growth Strategies

As a part of our growth strategy, we will consider acquiring or developing additional megaplex theatre properties and public charter schools, and acquiring or developing other single-tenant entertainment, entertainment-related, recreational or specialty properties. We will also consider acquiring or developing additional ERC’s. We may also pursue opportunities to provide mortgage financing for these same property types in certain situations where this structure is more advantageous than owning the underlying real estate.

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

Excellent Execution

We seek attractive locations and best-of-class executions that create market-dominant properties which we believe create a competitive advantage and enhance sustainable customer demand within the category despite a potential change in tenant. We minimize the potential for turnover by seeking tenants with a reliable track record of customer service and satisfaction.

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

Tenant and Customer Relationships

We intend to continue developing and maintaining long-term working relationships with theatre, restaurant, retail, public charter school and other recreation and specialty business operators and developers by providing capital for multiple properties on an international, national or regional basis, thereby creating efficiency and value for both the operators and the Company.

Portfolio Diversification

We will endeavor to further diversify our asset base by property type, geographic location and tenant or customer. In pursuing this diversification strategy, we will target theatre, restaurant, retail, public charter school and other recreation and specialty business operators that we view as leaders in their market segments and have the ability to compete effectively and perform under their agreements with the Company.

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

Capitalization Strategies

Debt and Equity Financing

In 2009, we deleveraged our balance sheet primarily by issuing equity in excess of debt during the year. Our debt to gross assets ratio (i.e. long-term debt of the Company as a percentage of total assets plus accumulated depreciation) was reduced from 44% at December 31, 2008 to 39% at December 31, 2009. In 2010, we further deleveraged our balance sheet with a debt to gross assets ratio of 37% at December 31, 2010, and expect to maintain a debt to gross assets ratio of between 35% and 45% going forward. While maintaining lower leverage mitigates the growth in per share results, we believe lower leverage and an emphasis on liquidity are prudent during the current economic downturn.

During the second quarter of 2010, we issued pursuant to a registered public offering 3.6 million common shares at a purchase price of $41.00 per share for net proceeds to us, after underwriting discounts and expenses, of $141.0 million; and issued pursuant to a private offering $250.0 million in 7.75% senior notes due on July 15, 2020 for net proceeds to us, after the initial purchasers’ discounts and commissions and expenses, of $239.4 million. Additionally, on June 30, 2010, we entered into a new $320.0 million unsecured revolving credit facility, maturing on December 1, 2013, unless extended by us, the agent and the lenders. Both the senior notes and the unsecured revolving credit facility are guaranteed by certain of our subsidiaries.

Historically, we have relied primarily on secured debt financings. The senior note offering and the new unsecured revolving credit facility represent significant steps in the implementation of our new strategy to migrate to an unsecured debt structure. In the future, we may from time to time seek to access the public and private credit markets on an opportunistic basis through the issuance of unsecured debt securities. We believe this strategy will increase our access to capital and permit us to more efficiently match available debt and equity financing to our ongoing capital requirements.

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

Competition

We compete for real estate financing opportunities with other companies that invest in real estate, as well as traditional financial sources such as banks and insurance companies. REITs have financed and may continue to seek to finance destination entertainment, entertainment-related, public charter schools and other recreational or specialty properties as new properties are developed or become available for acquisition.

Employees

As of December 31, 2010, we had 25 full time employees.

Principal Executive Offices

The Company’s principal executive offices are located at 909 Walnut, Suite 200, Kansas City, Missouri 64106; telephone (816) 472-1700.

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

In response to the economic crises affecting the banking system, financial markets, real estate markets and our economy as a whole, President Obama signed the American Recovery and Reinvestment Act of 2009 (“ARRA”) into law on February 17, 2009 and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) on July 21, 2010. These acts provide for further regulation of the financial securities and derivatives industries. There can be no assurance what impact the ARRA, the Dodd-Frank Act or other initiatives will have on the banking system, financial markets, real estate markets or the general economy which could materially and adversely affect our business, financial condition and results of operations.

The downturn in the credit markets has increased the cost of borrowing and has made financing more difficult to obtain, each of which may have a material adverse effect on our results of operations and business.

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

We previously made a significant investment in a planned casino and resort development. There can be no assurance that the casino project and resort development will be completed or that the deterioration of the developer’s financial condition or sources of liquidity will not have a material adverse effect on the casino project and resort development or our financial condition and results of operations.

On June 18, 2010, in connection with the settlement of litigation between us and Mr. Louis Cappelli (“Mr. Cappelli”) and his affiliates, we acquired the Concord resort property in Sullivan County, New York. There can be no assurance that the cancellation or indefinite delay of the Concord resort development or the related casino project would not have a material adverse effect on our investment in the resort property, which could cause us to record an impairment charge with respect to our interest in such property, and which could result in a material adverse effect on our financial condition and results of operations.

The failure of a bank to fund a request (or any portion of such request) by us to borrow money under one of our credit facilities could reduce our ability to make additional investments, fund our operations, service our debt and pay distributions.

We have existing credit facilities with several banking institutions. If any of these banking institutions which are a party to such credit facilities fails to fund a request (or any portion of such request) by us to borrow money under one of these existing credit facilities, our ability to make investments in our business, fund our operations and pay debt service and distributions could be reduced, each of which could result in a decline in the value of your investment.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions, make additional investments and service our debt.

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

Specifically, the recent economic downturn has adversely affected the wine industry, and has severely impacted the cash flow of many of our vineyard and winery properties, which has resulted and may continue to result in their failure to have sufficient funds to support operations or make payments under their leases.

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

The development of megaplex theatres has rendered many older multiplex theatres obsolete. To the extent our tenants own a substantial number of multiplexes, they have been, or may in the future be, required to take significant charges against their earnings resulting from the impairment of these assets. Megaplex theatre operators have also been and could in the future be adversely affected by any overbuilding of megaplex theatres in their markets and the cost of financing, building and leasing megaplex theatres.

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

For the year ended December 31, 2010, approximately 36% of our total revenue was derived from rental payments by AMC, one of the nation’s largest movie exhibition companies, under leases for megaplex theatre properties. AMCE Entertainment, Inc. (“AMCE”) has guaranteed AMC’s performance under substantially all of their leases. We have diversified and expect to continue to diversify our real estate portfolio by entering into lease transactions with a number of other leading operators. Nevertheless, our revenues and our continuing ability to service our debt and pay shareholder dividends are currently substantially dependent on AMC’s performance under its leases and AMCE’s performance under its guarantee.

We believe AMC occupies a strong position in the industry and we intend to continue acquiring and leasing back or developing new AMC theatres. However, AMC and AMCE are susceptible to the same risks as our other tenants described herein. If for any reason AMC failed to perform under its lease obligations and AMCE did not perform under its guarantee, we could be required to reduce or suspend our shareholder distributions and may not have sufficient funds to support operations or service our debt until substitute tenants are obtained. If that happened, we cannot predict when or whether we could obtain substitute quality tenants on acceptable terms.

A single tenant leases or is the mortgagor of all our investments related to metropolitan ski areas and a single tenant leases all of our public charter school properties.

Peak is the lessee of our metropolitan ski area in Ohio and is the mortgagor on five notes receivable secured by ten metropolitan ski areas and related development land. Similarly, Imagine is the lessee of all of our public charter school properties. If Peak failed to perform under its lease and mortgage loan obligations, and/or Imagine failed to perform under its master lease, we may need to reduce our shareholder distributions and may not have sufficient funds to support operations or service our debt until substitute operators are obtained. If that happened, we cannot predict when or whether we could obtain quality substitute tenants or mortgagors on acceptable terms.

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

Most of our financing arrangements require us to make a lump-sum or “balloon” payment at maturity. There can be no assurance that we will be able to refinance such debt on favorable terms or at all. To the extent we cannot refinance such debt on favorable terms or at all, we may be forced to dispose of properties on disadvantageous terms or pay higher interest rates, either of which would have an adverse impact on our financial performance and ability to make distributions to our shareholders.

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

The mortgages on our properties contain customary covenants such as those that limit our ability, without the prior consent of the lender, to further mortgage the applicable property or to discontinue insurance coverage. Our unsecured revolving credit facility, senior notes and other loans that we may obtain in the future contain certain cross-default provisions as well as customary restrictions, requirements and other limitations on our ability to incur indebtedness, including covenants that limit our ability to incur debt based upon the level of our ratio of total debt to total assets, our ratio of recourse debt to total assets, our ratio of EBITDA to interest expense and fixed charges. Our ability to borrow under our unsecured revolving credit facility is also subject to compliance with certain other covenants. In addition, failure to comply with our covenants could cause a default under the applicable debt instrument, and we may then be required to repay such debt with capital from other sources. Under those circumstances, other sources of capital may not be available to us, or be available only on unattractive terms. Additionally, our ability to satisfy current or prospective lenders’ insurance requirements may be adversely affected if lenders generally insist upon greater insurance coverage against acts of terrorism than is available to us in the marketplace or on commercially reasonable terms.

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

A significant portion of our investments are in megaplex theatre properties. Although we are subject to the general risks inherent in concentrating investments in real estate, the risks resulting from a lack of diversification become even greater as a result of investing primarily in entertainment, entertainment-related and recreational properties. These risks are further heightened by the fact that a significant portion of our investments are in megaplex theatre properties. Although a downturn in the real estate industry could significantly adversely affect the value of our properties, a downturn in the entertainment, entertainment-related and recreational industries could compound this adverse effect. These adverse effects could be more pronounced than if we diversified our investments to a greater degree outside of entertainment, entertainment-related and recreational properties or, more particularly, outside of megaplex theatre properties.

If we fail to qualify as a REIT, we would be taxed as a corporation, which would substantially reduce funds available for payment of dividends to our shareholders.

If we fail to qualify as a REIT for federal income tax purposes, we will be taxed as a corporation. We are organized and believe we qualify as a REIT, and intend to operate in a manner that will allow us to continue to qualify as a REIT. However, we cannot assure you that we have always qualified and will remain qualified in the future. This is because qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code of 1986, as amended, on which there are only limited judicial and administrative interpretations, and depends on facts and circumstances not entirely within our control. In addition, future legislation, new regulations, administrative interpretations or court decisions may significantly change the tax laws, the application of the tax laws to our qualification as a REIT or the federal income tax consequences of that qualification.

If we were to fail to qualify as a REIT in any taxable year (including any prior taxable year for which the statute of limitations remains open) we would face tax consequences that could substantially reduce the funds available for the service of our debt and payment of dividends:

•	We would not be allowed a deduction for dividends paid to shareholders in computing our taxable income and would be subject to federal income tax at regular corporate rates;

•	We could be subject to the federal alternative minimum tax and possibly increased state and local taxes;

•	Unless we are entitled to relief under statutory provisions, we could not elect to be treated as a REIT for four taxable years following the year in which we were disqualified; and

•	We could be subject to tax penalties and interest.

In addition, if we fail to qualify as a REIT, we will no longer be required to pay dividends. As a result of these factors, our failure to qualify as a REIT could adversely affect the market price for our shares.

We will depend on dividends and distributions from our direct and indirect subsidiaries to service our debt and make distributions to our shareholders. The creditors of these subsidiaries are entitled to amounts payable to them by the subsidiaries before the subsidiaries may pay any dividends or distributions to us.

Substantially all of our assets are held through our subsidiaries. We depend on these subsidiaries for substantially all of our cash flow. The creditors of each of our direct and indirect subsidiaries are entitled to payment of that subsidiary’s obligations to them, when due and payable, before distributions may be made by that subsidiary to us. Thus, our ability to service our debt obligations and make distributions to holders of our common and preferred shares depends on our subsidiaries’ ability first to satisfy their obligations to their creditors and then to make distributions to us. Our subsidiaries are separate and distinct legal entities and have no obligations, other than guaranties of our debt, to make funds available to us.

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

We had 25 full-time employees as of December 31, 2010 and, therefore, the impact we may feel from the loss of an employee may be greater than the impact such a loss would have on a larger organization. We are dependent on the efforts of the following individuals: David M. Brain, our President and Chief Executive Officer; Gregory K. Silvers, our Vice President, Chief Operating Officer, General Counsel and Secretary; Mark A. Peterson, our Vice President and Chief Financial Officer; Morgan G. Earnest, our Vice President and Chief Investment Officer and Michael L. Hirons, our Vice President - Finance. While we believe that we could find replacements for our personnel, the loss of their services could harm our operations and adversely affect the value of our common shares.

Risks That Apply to our Real Estate Business

Real estate income and the value of real estate investments fluctuate due to various factors.

The value of real estate fluctuates depending on conditions in the general economy and the real estate business. These conditions may also limit our revenues and available cash.

The factors that affect the value of our real estate include, among other things:

•	international, national, regional and local economic conditions;

•	consequences of any armed conflict involving, or terrorist attack against, the United States or Canada;

•	our ability to secure adequate insurance;

•	local conditions such as an oversupply of space or a reduction in demand for real estate in the area;

•	competition from other available space;

•	whether tenants and users such as customers of our tenants consider a property attractive;

•	the financial condition of our tenants, including the extent of tenant bankruptcies or defaults;

•	whether we are able to pass some or all of any increased operating costs through to tenants;

•	how well we manage our properties;

•	fluctuations in interest rates;

•	changes in real estate taxes and other expenses;

•	changes in market rental rates;

•	the timing and costs associated with property improvements and rentals;

•	changes in taxation or zoning laws;

•	government regulation;

•	our failure to continue to qualify as a REIT for federal income tax purposes;

•	availability of financing on acceptable terms or at all;

•	potential liability under environmental or other laws or regulations; and

•	general competitive factors.

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

Although our lease terms obligate the tenants to bear substantially all of the costs of operating the properties, investing in real estate involves a number of risks, including:

•

the risk that tenants will not perform under their leases, reducing our income from the leases or requiring us to assume the cost of performing obligations (such as taxes, insurance and maintenance) that are the tenant’s responsibility under the lease;

•	the risk that changes in economic conditions or real estate markets may adversely affect the value of our properties;

•	the risk that local conditions could adversely affect the value of our properties;

•	we may not always be able to lease properties at favorable rates or certain tenants may require significant capital expenditures by us to conform existing properties to their requirements;

•	we may not always be able to sell a property when we desire to do so at a favorable price; and

•	changes in tax, zoning or other laws could make properties less attractive or less profitable.

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

Our entertainment retail centers in Westminster, Colorado, New Rochelle, New York, Burbank, California, Suffolk, Virginia and Ontario, Canada, and similar properties we may seek to acquire or develop in the future, involve risks not typically encountered in the purchase and lease-back of real estate properties which are operated by a single tenant. The ownership or development of multi-tenant retail centers could expose us to the risk that a sufficient number of suitable tenants may not be found to enable the center to operate profitably and provide a return to us. This risk may be compounded by the failure of existing tenants to satisfy their obligations due to various factors, including the current economic crisis. These risks, in turn, could cause a material adverse impact to our results of operations and business.

Retail centers are also subject to tenant turnover and fluctuations in occupancy rates, which could affect our operating results. Multi-tenant retail centers also expose us to the risk of potential “CAM slippage,” which may occur when the actual cost of taxes, insurance and maintenance at the property exceeds the CAM fees paid by tenants.

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

Under federal, state and local environmental laws, we may be required to investigate and clean up any release of hazardous or toxic substances or petroleum products at our properties, regardless of our knowledge or actual responsibility, simply because of our current or past ownership of the real estate. If unidentified environmental problems arise, we may have to make substantial payments, which could adversely affect our cash flow and our ability to service our debt and make distributions to our shareholders. This is because:

•	as owner we may have to pay for property damage and for investigation and clean-up costs incurred in connection with the contamination;

•	the law may impose clean-up responsibility and liability regardless of whether the owner or operator knew of or caused the contamination;

•	even if more than one person is responsible for the contamination, each person who shares legal liability under environmental laws may be held responsible for all of the clean-up costs; and

•	governmental entities and third parties may sue the owner or operator of a contaminated site for damages and costs.

These costs could be substantial and in extreme cases could exceed the value of the contaminated property. The presence of hazardous substances or petroleum products or the failure to properly remediate contamination may adversely affect our ability to borrow against, sell or lease an affected property. In addition, some environmental laws create liens on contaminated sites in favor of the government for damages and costs it incurs in connection with a contamination. Most of our loan agreements require the Company or a subsidiary to indemnify the lender against environmental liabilities. Our leases require the tenants to operate the properties in compliance with environmental laws and to indemnify us against environmental liability arising from the operation of the properties. We believe all of our properties are in material compliance with environmental laws. However, we could be subject to strict liability under environmental laws because we own the properties. There is also a risk that tenants may not satisfy their environmental compliance and indemnification obligations under the leases. Any of these events could substantially increase our cost of operations, require us to fund environmental indemnities in favor of our lenders, limit the amount we could borrow under our unsecured revolving credit facility and reduce our ability to service our debt and make distributions to shareholders.

Real estate investments are relatively illiquid.

We may desire to sell a property in the future because of changes in market conditions, poor tenant performance or default of any mortgage we hold, or to avail ourselves of other opportunities. We may also be required to sell a property in the future to meet debt obligations or avoid a default. Specialty real estate projects such as megaplex theatres cannot always be sold quickly, and we cannot assure you that we could always obtain a favorable price. In addition, the Internal Revenue Code limits our ability to sell our properties. We may be required to invest in the restoration or modification of a property before we can sell it. The inability to respond promptly to changes in the performance of our property portfolio could adversely affect our financial condition and ability to service our debt and make distributions to our shareholders.

There are risks in owning assets outside the United States.

Our properties in Canada are subject to the risks normally associated with international operations. The rentals under our Canadian leases and the debt service on our Canadian mortgage financing are payable or collectible (as applicable) in Canadian dollars, which could expose us to losses resulting from fluctuations in exchange rates to the extent we have not hedged our position. Canadian real estate and tax laws are complex and subject to change, and we cannot assure you we will always be in compliance with those laws or that compliance will not expose us to additional expense. We may also be subject to fluctuations in Canadian real estate values or markets or the Canadian economy as a whole, which may adversely affect our Canadian investments.

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

There are a number of provisions in our Declaration of Trust, Bylaws, Maryland law and agreements we have with others which could make it more difficult for a party to make a tender offer for our shares or complete a takeover of the Company which is not approved by our Board of Trustees. These include:

•	a staggered Board of Trustees that can be increased in number without shareholder approval;

•	a limit on beneficial ownership of our shares, which acts as a defense against a hostile takeover or acquisition of a significant or controlling interest, in addition to preserving our REIT status;

•

the ability of the Board of Trustees to issue preferred or common shares, to reclassify preferred or common shares, and to increase the amount of our authorized preferred or common shares, without shareholder approval;

•	limits on the ability of shareholders to remove trustees without cause;

•	requirements for advance notice of shareholder proposals at shareholder meetings;

•	provisions of Maryland law restricting business combinations and control share acquisitions not approved by the Board of Trustees;

•	provisions of Maryland law protecting corporations (and by extension REITs) against unsolicited takeovers by limiting the duties of the trustees in unsolicited takeover situations;

•

provisions in Maryland law providing that the trustees are not subject to any higher duty or greater scrutiny than that applied to any other director under Maryland law in transactions relating to the acquisition or potential acquisition of control;

•	provisions of Maryland law creating a statutory presumption that an act of the trustees satisfies the applicable standards of conduct for trustees under Maryland law

•	provisions in loan or joint venture agreements putting the Company in default upon a change in control; and

•

provisions of employment agreements with our officers calling for share purchase loan forgiveness (under certain conditions), severance compensation and vesting of equity compensation upon a change in control.

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

Our future growth will depend in part on our ability to raise additional capital. If we raise additional capital through the issuance of equity securities, the interests of holders of our common shares could be diluted. Likewise, our Board of Trustees is authorized to cause us to issue preferred shares in one or more series, the holders of which would be entitled to dividends and voting and other rights as our Board of Trustees determines, and which could be senior to or convertible into our common shares. Accordingly, an issuance by us of preferred shares could be dilutive to or otherwise adversely affect the interests of holders of our common shares. As of December 31, 2010, our Series C preferred shares are convertible, at each of the holder’s option, into our common shares at a conversion rate of 0.3572 common shares per $25.00 liquidation preference, which is equivalent to a conversion price of approximately $69.99 per common share (subject to adjustment in certain events). Additionally, as of December 31, 2010, our Series E preferred shares are convertible, at each of the holder’s option, into our common shares at a conversion rate of 0.4512 common shares per $25.00 liquidation preference, which is equivalent to a conversion price of approximately $55.41 per common share (subject to adjustment in certain events). Depending upon the number of Series C and Series E preferred shares being converted at one time, a conversion of Series C and Series E preferred shares could be dilutive to or otherwise adversely affect the interests of holders of our common shares.

Changes in foreign currency exchange rates may have an impact on the value of our shares.

The functional currency for our Canadian operations is the Canadian dollar. As a result, the proceeds from the expected sale of Toronto Dundas Square as well as our future operating results could be affected by fluctuations in the exchange rate between U.S. and Canadian dollars, which in turn could affect our share price. We have attempted to mitigate our exposure to Canadian currency exchange risk by having both our Canadian lease rentals and the debt service on our Canadian mortgage financing payable in the same currency. We have also entered into foreign currency exchange contracts to hedge in part our exposure to exchange rate fluctuations. Foreign currency derivatives are subject to future risk of loss. We do not engage in purchasing foreign exchange contracts for speculative purposes.

Additionally, we have made investments in China and may enter other international markets which pose similar currency fluctuation risks as described above.

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

Item 2. Properties

As of December 31, 2010, our real estate portfolio consisted of 107 megaplex theatre properties and various restaurant, retail and other properties located in 33 states, the District of Columbia and Ontario, Canada. Except as otherwise noted, all of the real estate investments listed below are owned or ground leased directly by us. The following table lists our properties, their locations, acquisition dates, number of theatre screens, number of seats, gross square footage, and the tenant.

Property	Location	Acquisition date	Screens	Seats	Building (gross sq. ft)	Tenant
Megaplex Theatre Properties:
Grand 24	Dallas, TX	11/97	24	5,067	57,794	Vacant
Mission Valley 20 (1)	San Diego, CA	11/97	20	4,361	84,352	AMC
Promenade 16	Los Angeles, CA	11/97	16	2,860	129,822	AMC
Ontario Mills 30	Ontario, CA	11/97	30	5,469	131,534	AMC
Lennox 24 (1)	Columbus, OH	11/97	24	4,412	98,261	AMC
West Olive 16	Creve Coeur, MO	11/97	16	2,817	60,418	AMC
Studio 30	Houston, TX	11/97	30	6,032	136,154	AMC
Huebner Oaks 24	San Antonio, TX	11/97	24	4,400	96,004	AMC
First Colony 24 (1) (27)	Sugar Land, TX	11/97	24	5,098	107,690	AMC
Oakview 24 (28)	Omaha, NE	11/97	24	5,098	107,402	AMC
Leawood Town Center 20 (29)	Leawood, KS	2/98	20	2,995	75,224	AMC
Gulf Pointe 30 (2) (32)	Houston, TX	3/98	30	6,008	130,891	AMC
South Barrington 30 (33)	South Barrington, IL	3/98	30	6,210	130,757	AMC
Mesquite 30 (2) (31)	Mesquite, TX	4/98	30	6,008	130,891	AMC
Cantera 30 (2) (4)	Warrenville, IL	4/98	30	6,210	130,757	Regal
Hampton Town Center 24	Hampton, VA	6/98	24	5,098	107,396	AMC
Raleigh Grand 16 (3)	Raleigh, NC	8/98	16	2,596	51,450	Carolina Cinemas
Paradise 24 (21)	Davie, FL	11/98	24	4,180	96,497	Cinemark
Pompano 18 (3)	Pompano Beach, FL	11/98	18	3,424	73,637	Muvico
Boise Stadium 21 (1) (3)	Boise, ID	12/98	21	4,734	140,300	Regal
Aliso Viejo Stadium 20 (20)	Aliso Viejo, CA	12/98	20	4,352	98,557	Regal
Westminster 24 (6)	Westminster, CO	6/99	24	4,812	89,260	AMC
Woodridge 18 (2) (8)	Woodridge, IL	6/99	18	4,384	82,000	AMC
Cary Crossroads 20 (8)	Cary, NC	12/99	20	3,936	77,475	Regal
Tampa Starlight 20 (8)	Tampa, FL	1/00	20	3,928	84,000	Muvico
Palm Promenade 24 (8)	San Diego, CA	2/00	24	4,586	88,610	AMC
Elmwood Palace 20 (8)	Harahan, LA	3/02	20	4,357	90,391	AMC
Hammond Palace 10 (8)	Hammond, LA	3/02	10	1,531	39,850	AMC
Houma Palace 10 (8)	Houma, LA	3/02	10	1,871	44,450	AMC
Westbank Palace 16 (8)	Harvey, LA	3/02	16	3,176	71,607	AMC
Clearview Palace 12 (1)(8)	Metairie, LA	3/02	12	2,495	70,000	AMC
Olathe Studio 30 (8)	Olathe, KS	6/02	30	5,731	100,000	AMC
Forum 30 (8)	Sterling Heights, MI	6/02	30	5,041	107,712	AMC
Cherrydale 16 (8)	Greenville, SC	6/02	16	2,744	52,800	Regal
Livonia 20 (8)	Livonia, MI	8/02	20	3,808	76,106	AMC
Hoffman Town Centre 22 (1)(8)	Alexandria, VA	10/02	22	4,150	132,903	AMC
Colonel Glenn 18 (3)	Little Rock, AR	12/02	18	4,122	79,330	Rave
AmStar Cinema 16 (15)	Macon, GA	3/03	16	2,950	66,400	Southern
Star Southfield 20	Southfield, MI	5/03	20	7,000	112,119	AMC
Veterans 24 (9)	Tampa, FL	6/03	24	4,580	94,774	AMC
Southwind 12 (25)	Lawrence, KS	6/03	12	2,481	42,497	Wallace
New Roc City 18 and IMAX (10)	New Rochelle, NY	10/03	18	3,400	103,000	Regal
Harbour View Grande 16	Suffolk, VA	11/03	16	3,036	61,500	Regal
Columbiana Grande 14 (12)	Columbia, SC	11/03	14	3,000	56,705	Regal
The Grande 18	Hialeah, FL	12/03	18	4,900	77,400	Cobb
Mississauga 16 (7) (45)	Mississauga, ON	3/04	16	3,856	92,971	AMC
Oakville 24 (7) (45)	Oakville, ON	3/04	24	4,772	89,290	AMC
Whitby 24 (7) (45)	Whitby, ON	3/04	24	4,688	89,290	AMC
Kanata 24 (7) (45)	Kanata, ON	3/04	24	4,764	89,290	AMC
Mesa Grand 24 (19)	Mesa, AZ	3/04	24	4,530	94,774	AMC
Deer Valley 30 (3)	Phoenix, AZ	3/04	30	5,877	113,768	AMC
Hamilton 24 (3)	Hamilton, NJ	3/04	24	4,268	95,466	AMC
Grand Prairie 18	Peoria, IL	7/04	18	4,063	82,330	Rave
Lafayette Grand 16 (1) (16)	Lafayette, LA	7/04	16	2,744	61,579	Southern

Subtotal Megaplex Theatres, carried over to next page			1,143	229,010	4,885,435

Property	Location	Acquisition date	Screens	Seats	Building (gross sq. ft)	Tenant
Megaplex Theatre Properties:
Subtotal from previous page	n/a	n/a	1,143	229,010	4,885,435	n/a
Northeast Mall 18 (18)	Hurst, TX	11/04	18	3,886	94,000	Rave
Avenue 16	Melbourne, FL	12/04	16	3,600	75,850	Rave
The Grand 18 (22)	D’Iberville, MS	12/04	18	2,984	48,000	Southern
Mayfaire Cinema 16 (13)	Wilmington, NC	2/05	16	3,050	57,338	Regal
Burbank 16 (11)	Burbank, CA	3/05	16	4,232	86,551	AMC
East Ridge 18 (30)	Chattanooga, TN	3/05	18	4,133	82,330	Rave
ShowPlace 12 (24)	Indianapolis, IN	6/05	12	2,200	45,270	AMC
The Grand 14	Conroe, TX	6/05	14	2,400	45,000	Southern
The Grand 18 (26)	Hattiesburg, MS	9/05	18	2,675	57,367	Southern
Auburn Stadium 10 (5)	Auburn, CA	12/05	10	1,573	32,185	Regal
Arroyo Grande Stadium 10 (17)	Arroyo Grande, CA	12/05	10	1,714	34,500	Regal
Modesto Stadium 10 (14)	Modesto, CA	12/05	10	1,885	38,873	Regal
Manchester Stadium 16 (23)	Fresno, CA	12/05	16	3,860	80,600	Regal
Firewheel 18 (34)	Garland, TX	3/06	18	3,156	72,252	AMC
Columbia 14 (1)	Columbia, MD	3/06	14	2,512	77,731	AMC
White Oak Village Cinema 14	Garner, NC	4/06	14	2,626	50,810	Regal
The Grand 18 (1)	Winston Salem, NC	7/06	18	3,496	75,605	Southern
Valley Bend 18	Huntsville, AL	8/06	18	4,150	90,200	Rave
Cityplace 14	Kalamazoo, MI	11/06	14	2,770	70,000	Rave
The Grand 16 (1) (36)	Slidell, LA	12/06	16	2,750	62,300	Southern
Bayou 15	Pensacola, FL	12/06	15	3,361	74,400	Rave
Pier Park Grand 16	Panama City Beach, FL	5/07	16	3,496	75,605	Southern
Kalispell Stadium 14	Kalispell, MT	8/07	14	2,000	44,650	Signature
Four Seasons Station Grand 18 (1)	Greensboro, NC	11/07	18	3,343	74,517	Southern
Glendora 12 (1)	Glendora, CA	10/08	12	2,264	50,710	AMC
Ann Arbor 20	Ypsilanti, MI	12/09	20	5,602	131,098	Rave
Buckland Hills 18	Manchester, CT	12/09	18	4,317	87,700	Rave
Centreville 12	Centreville, VA	12/09	12	3,094	73,500	Rave
Davenport 53 18	Davenport, IA	12/09	18	3,772	93,755	Rave
Fairfax Corner	Fairfax, VA	12/09	14	3,544	74,689	Rave
Flint West 14	Flint, MI	12/09	14	3,493	85,911	Rave
Hazlet 12	Hazlet, NJ	12/09	12	3,000	58,300	Rave
Huber Heights 16	Huber Heights, OH	12/09	16	3,511	95,830	Rave
North Haven 12	North Haven, CT	12/09	12	2,704	70,195	Rave
Preston Crossings 16	Okolona, KY	12/09	16	3,264	79,453	Rave
Ritz Center 16	Voorhees, NJ	12/09	16	3,098	62,658	Rave
Stonybrook 20	Louisville, KY	12/09	20	3,194	84,202	Rave
The Greene 14	Beaver Creek, OH	12/09	14	3,211	73,634	Rave
West Springfield 15	West Springfield, MA	12/09	15	3,775	111,166	Rave
Western Hills 14	Cincinnati, OH	12/09	14	3,152	63,829	Rave
AMC Yonge and Dundas 24 (45)	Toronto, ON	3/10	24	4,898	97,031	AMC
Tinseltown 20 + XD	Colorado Springs, CO	6/10	20	4,613	109,986	Cinemark
Movies 10	Redding, CA	6/10	14	2,101	54,664	Cinemark
Tinseltown 14	Pueblo, CO	6/10	14	2,649	55,231	Cinemark
Tinseltown USA 15	Beaumont, TX	6/10	15	2,874	63,352	Cinemark
Hollywood Usa 20	Pasadena, TX	6/10	20	3,156	77,324	Cinemark
Tinseltown 20 + XD	Pflugerville, TX	6/10	20	4,896	103,250	Cinemark
Tinseltown 20 + XD	El Paso, TX	6/10	20	4,760	109,030	Cinemark
Grand Prairie 15	Grand Prairie, TX	6/10	15	2,717	53,880	Cinemark
Tinseltown 290 16	Houston, TX	6/10	16	4,332	100,656	Cinemark
Movies 14	McKinney, TX	6/10	14	2,704	56,088	Cinemark
Movies 14	Mishawaka, IN	6/10	14	2,999	62,088	Cinemark
Movies 10	Plano, TX	6/10	10	1,612	34,046	Cinemark

Subtotal Megaplex Theatres			1,969	400,168	8,704,625

Property	Location	Acquisition date	Screens	Seats	Building (gross sq. ft)	Tenant
Retail, Restaurant and Other Properties:
On The Border	Mesquite, TX	1/99	—	—	6,683	Brinker International
Texas Roadhouse	Mesquite, TX	1/99	—	—	6,400	Texas Roadhouse
Westminster Promenade	Westminster, CO	6/99	—	—	135,226	Multi-Tenant
Texas Land & Cattle	Houston, TX	5/00	—	—	7,733	Tx.C.C., Inc.
Vacant	Houston, TX	5/00	—	—	6,575	Vacant
Cheddar’s Casual Cafe	Mesquite, TX	5/00	—	—	7,918	Cheddars
Cherrydale Shops (8)	Greenville, SC	6/02	—	—	10,000	Multi-Tenant
Johnny Carino’s	Mesquite, TX	3/03	—	—	6,200	Kona Rest. Group, Inc.
Star Southfield Center	Southfield, MI	5/03	—	—	48,028	Multi-Tenant
New Roc City (10)	New Rochelle, NY	10/03	—	—	343,809	Multi-Tenant
Harbour View Station	Suffolk, VA	11/03	—	—	21,416	Multi-Tenant
Kanata Entertainment Centrum (7) (45)	Kanata, ON	3/04	—	—	370,981	Multi-Tenant
Mississauga Entertainment Centrum (7) (45)	Mississauga, ON	3/04	—	—	108,831	Multi-Tenant
Oakville Entertainment Centrum (7) (45)	Oakville, ON	3/04	—	—	134,222	Multi-Tenant
Whitby Entertainment Centrum (7) (45)	Whitby, ON	3/04	—	—	145,048	Multi-Tenant
V-Land	Warrenville, IL	7/04	—	—	11,755	V-Land Warrenville
Stir Crazy	Warrenville, IL	11/04	—	—	7,500	Stir Crazy Café
Burbank Village (11)	Burbank, CA	3/05	—	—	34,713	Multi-Tenant
La Cantina	Houston, TX	8/05	—	—	9,000	La Cantina Gulf Fwy, Inc.
Mad River Mountain (37)	Bellefontaine, OH	11/05	—	—	48,427	Mad River Mountain
Rack and Riddle (35) (38)	Hopland, CA	4/07	—	—	76,000	Rb Wine Associates
Austell Promenade	Austell, GA	7/07	—	—	18,410	East-West Promenade
Cosentino Wineries (40)	Pope Valley, Lockeford and Clements, CA	8/07	—	—	71,600	Vacant
EOS Estate Winery (39)	Pasa Robles, CA	8/07	—	—	120,000	Vacant
Imagine College Prep	St. Louis, MO	10/07	—	—	103,000	Imagine Schools, Inc.
East Mesa Charter Elementary	Mesa, AZ	10/07	—	—	45,214	Imagine Schools, Inc.
Rosefield Charter Elementary	Surprise, AZ	10/07	—	—	45,578	Imagine Schools, Inc.
Academy of Columbus	Columbus, OH	10/07	—	—	71,949	Imagine Schools, Inc.
South Lake Charter Elementary	Clermont, FL	10/07	—	—	62,473	Imagine Schools, Inc.
Renaissance Public School Academy	Mt. Pleasant, MI	10/07	—	—	41,678	Imagine Schools, Inc.
100 Academy of Excellence	Las Vegas, NV	10/07	—	—	59,060	Imagine Schools, Inc.
Imagine Charter Elementary	Phoenix, AZ	10/07	—	—	47,186	Imagine Schools, Inc.
Groveport Community School	Groveport, OH	10/07	—	—	66,420	Imagine Schools, Inc.
Harvard Avenue Charter School	Cleveland, OH	10/07			57,652	Imagine Schools, Inc.
Hope Community Charter School	Washington, DC	10/07	—	—	34,962	Imagine Schools, Inc.
Marietta Charter School	Marietta, GA	10/07	—	—	24,503	Imagine Schools, Inc.
Crotched Mountain	Bennington, NH	2/08	—	—	34,100	Crotched Mountain
Buena Vista Winery & Vineyards (35) (41)	Sonoma, CA	6/08	—	—	105,735	Ascentia Wine Estates
Columbia Winery (35) (42)	Sunnyside, WA	6/08	—	—	35,880	Ascentia Wine Estates
Gary Farrell Winery (35) (43)	Healdsburg, CA	6/08	—	—	21,001	Ascentia Wine Estates
Geyser Peak Winery & Vineyards (35) (44)	Geyserville, CA	6/08	—	—	360,813	Ascentia Wine Estates
Academy of Academic Success	St. Louis, MO	6/08	—	—	66,644	Imagine Schools, Inc.
Academy of Careers Elementary	St. Louis, MO	6/08	—	—	43,975	Imagine Schools, Inc.
Academy of Careers Middle School	St. Louis, MO	6/08	—	—	56,213	Imagine Schools, Inc.
Academy of Environmental Science & Math	St. Louis, MO	6/08	—	—	153,000	Imagine Schools, Inc.
International Academy of Mableton	Mableton, GA	6/08	—	—	43,188	Imagine Schools, Inc.
Master Academy	Fort Wayne, IN	6/08	—	—	161,500	Imagine Schools, Inc.
Renaissance Academy (Kensington Campus)	Kansas City, MO	6/08	—	—	53,763	Imagine Schools, Inc.
Renaissance Academy (Wallace Campus)	Kansas City, MO	6/08	—	—	79,940	Imagine Schools, Inc.
Romig Road Community School	Akron, OH	6/08	—	—	40,400	Imagine Schools, Inc.
Wesley International Academy	Atlanta, GA	6/08	—	—	40,358	Imagine Schools, Inc.

Subtotal Retail, Restaurant and Other Properties, carried over to next page			—	—	3,712,660

Property	Location	Acquisition date	Screens	Seats	Building (gross sq. ft)	Tenant
Retail, Restaurant and Other Properties:
Subtotal from previous page	n/a	n/a	—	—	3,712,660	n/a
Harbour View Marketplace	Suffolk, VA	6/09	—	—	90,267	Multi-Tenant
Carneros Vintners Custom Crush (46)	Sonoma, CA	10/09	—	—	58,232	Carneros Vintners, Inc.
Imagine Schools at South Vero	Vero Beach, FL	1/10	—	—	79,091	Imagine Schools, Inc.
Imagine Schools at West Melbourne	West Melbourne, FL	1/10	—	—	62,427	Imagine Schools, Inc.
Imagine Indiana Life Sciences Academy East	Indianappolis, IN	1/10	—	—	121,933	Imagine Schools, Inc.
Imagine Indiana Life Sciences Academy West	Indianappolis, IN	1/10	—	—	62,172	Imagine Schools, Inc.
Imagine Groveport Prep	Groveport, OH	1/10	—	—	72,346	Imagine Schools, Inc.
Toronto Dundas Square (45)	Toronto, ON	3/10	—	—	233,867	Multi-Tenant
Toby Keith’s I Love This Bar & Grill	Dallas, TX	12/10	—	—	33,250	Toby Keith’s I Love This Bar & Grill

Subtotal Retail, Restaurant and Other Properties			—	—	4,526,245

Total			1,969	400,168	13,230,870

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

(3)	Property is included as security for $71.0 million in mortgage notes payable.
(4)	Property is included in the Atlantic-EPR I joint venture.
(5)	Property is included as security for a $6.1 million mortgage notes payable.
(6)	Property is included as security for a $10.8 million mortgage note payable.
(7)	Property is included as security for a $103.1 million mortgage note payable.
(8)	Property is included as security for $113.0 million mortgage notes payable.
(9)	Property is included in the Atlantic-EPR II joint venture.
(10)	Property is included as security for a $59.5 million mortgage note payable and $4.0 million credit facility.
(11)	Property is included as security for a $33.2 million mortgage note payable.
(12)	Property is included as security for a $7.7 million mortgage note payable.
(13)	Property is included as security for a $7.3 million mortgage note payable.
(14)	Property is included as security for a $4.6 million mortgage note payable.
(15)	Property is included as security for a $6.1 million mortgage note payable.
(16)	Property is included as security for a $8.5 million mortgage note payable.
(17)	Property is included as security for a $4.7 million mortgage note payable.
(18)	Property is included as security for a $13.8 million mortgage note payable.
(19)	Property is included as security for a $14.7 million mortgage note payable.
(20)	Property is included as security for a $20.0 million mortgage note payable.
(21)	Property is included as security for a $20.0 million mortgage note payable.
(22)	Property is included as security for a $10.8 million mortgage note payable.
(23)	Property is included as security for a $11.1 million mortgage note payable.
(24)	Property is included as security for a $4.8 million mortgage note payable.
(25)	Property is included as security for a $4.5 million mortgage note payable.
(26)	Property is included as security for a $9.7 million mortgage note payable.
(27)	Property is included as security for a $17.3 million mortgage note payable.
(28)	Property is included as security for a $15.0 million mortgage note payable.
(29)	Property is included as security for a $14.4 million mortgage note payable.
(30)	Property is included as security for a $11.9 million mortgage note payable.

(31)	Property is included as security for a $20.4 million mortgage note payable.
(32)	Property is included as security for a $24.1 million mortgage note payable.
(33)	Property is included as security for a $24.8 million mortgage note payable.
(34)	Property is included as security for a $16.2 million mortgage note payable
(35)	Property is included as security under a $160.0 million credit facility ($86.3 million outstanding at December 31, 2010.)
(36)	Property is included as security for $10.6 million bond payable.
(37)	Property includes approximately 324 acres of land.
(38)	Property includes approximately 35 acres of land.
(39)	Property includes approximately 60 acres of land.
(40)	Property includes approximately 225 acres of land.
(41)	Property includes approximately 693 acres of land.
(42)	Property includes approximately 17 acres of land.
(43)	Property includes approximately 23 acres of land.
(44)	Property includes approximately 207 acres of land.
(45)	Property is located in Ontario, Canada.
(46)	Property includes approximately 20 acres of land.

As of December 31, 2010, our portfolio of megaplex theatre properties consisted of 8.7 million square feet and was 99% occupied, and our portfolio of retail, restaurant and other properties consisted of 4.5 million square feet and was 92% occupied. The combined portfolio consisted of 13.2 million square feet and was 97% occupied. The following table sets forth information regarding EPR’s megaplex theatre portfolio as of December 31, 2010 (dollars in thousands). This data does not include the two megaplex theatre properties held by our unconsolidated joint ventures or the Grand 24 theatre in Dallas, Texas as the lease expired in November of 2010.

Megaplex Theatre Portfolio
Year	Total Number of Leases Expiring	Square Footage	Revenue for the Year Ended December 31, 2010 (1)	% of Rental Revenue
2011	4	390,837	9,679	5.1%
2012	3	290,316	7,308	3.9%
2013	4	499,935	14,384	7.6%
2014	—	—	—	—
2015	3	345,708	9,169	4.9%
2016	2	189,519	3,971	2.1%
2017	3	224,497	4,750	2.5%
2018	17	1,370,639	21,276	11.3%
2019	7	647,264	22,212	11.8%
2020	7	415,753	8,745	4.6%
2021	3	218,023	7,201	3.8%
2022	9	636,822	16,108	8.6%
2023	2	129,181	2,294	1.2%
2024	8	674,472	14,432	7.7%
2025	7	452,191	14,175	7.5%
2026	5	347,710	7,122	3.8%
2027	3	194,772	3,939	2.1%
2028	2	147,741	7,360	3.9%
2029	15	1,245,920	14,125	7.5%

	104	8,421,300	$188,250	100.0%

(1)	Consists of rental revenue and tenant reimbursements.

Our properties are located in 33 states, the District of Columbia and in the Canadian province of Ontario. The following table sets forth certain state-by-state and Ontario, Canada information regarding our real estate portfolio as of December 31, 2010 (dollars in thousands). This data does not include the two theatre properties owned by our unconsolidated joint ventures or the public charter schools recorded as a direct financing lease.

Location	Building (gross sq. ft)	Revenue for the year ended December 31, 2010 (1)	% of Rental Revenue
California	1,759,052	$41,780	16.1%
Texas	1,552,061	28,050	10.8%
Ontario, Canada	1,450,821	62,179	23.9%
Michigan	630,974	12,180	4.7%
Virginia	561,671	11,498	4.4%
Florida	557,389	12,557	4.8%
New York	446,809	9,972	3.8%
Louisiana	440,177	9,781	3.8%
Colorado	389,703	7,457	2.9%
North Carolina	387,195	7,858	3.0%
Ohio	379,981	4,845	1.9%
Illinois	314,342	8,280	3.2%
Kansas	217,721	5,080	2.0%
New Jersey	216,424	4,643	1.8%
Arizona	208,542	4,227	1.6%
Kentucky	163,655	2,414	0.9%
Connecticut	157,895	2,501	1.0%
Idaho	140,300	2,081	0.8%
South Carolina	119,505	2,230	0.9%
Massachusets	111,166	729	0.3%
Nebraska	107,402	2,788	1.1%
Indiana	107,358	1,221	0.5%
Mississippi	105,367	2,743	1.1%
Iowa	93,755	1,100	0.4%
Alabama	90,200	1,956	0.8%
Georgia	84,810	1,286	0.5%
Tennessee	82,330	1,796	0.7%
Arkansas	79,330	1,808	0.7%
Maryland	77,731	1,254	0.5%
Missouri	60,418	2,328	0.9%
Montana	44,650	902	0.3%
Washington	35,880	671	0.3%
New Hampshire	34,100	38	0.0%

	11,208,714	$260,233	100.0%

(1)	Consists of rental revenue and tenant reimbursements.

Office Location

Our executive office is located in Kansas City, Missouri and is leased from a third party landlord. The office occupies approximately 31,831 square feet with annual rentals of approximately $350 thousand. The lease expires on September 30, 2016 with two five year extension options available.

Tenants and Leases

Our existing leases on rental property (on a consolidated basis - excluding unconsolidated joint venture properties) provide for aggregate annual rentals of approximately $230 million (not including periodic rent escalations or percentage rent). The megaplex theatre leases have an average remaining base term lease life of approximately 11 years and may be extended for predetermined extension terms at the option of the tenant. The theatre leases are typically triple-net leases that require the tenant to pay substantially all expenses associated with the operation of the properties, including taxes, other governmental charges, insurance, utilities, service, maintenance and any ground lease payments.

Property Acquisitions in 2010

The following table lists the significant rental properties we acquired or developed during 2010:

Property	Location	Tenant	Development Cost/ Purchase Price
5 Public Charter Schools and 4 Public Charter School expansions	Various	Imagine Schools, Inc.	$51.7 million
Toronto Dundas Square	Toronto, Ontario	Multi-tenant	$111.6 million
12 Theatre Portfolio	Various	Cinemark USA	$124.4 million

Item 3. Legal Proceedings

Other than routine litigation and administrative proceedings arising in the ordinary course of business, we are not presently involved in any litigation nor, to our knowledge, is any litigation threatened against us or our properties, which is reasonably likely to have a material adverse effect on our liquidity or results of operations.

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table sets forth, for the quarterly periods indicated, the high and low sales prices per share for our common shares on the New York Stock Exchange (“NYSE”) under the trading symbol “EPR” and the distributions declared.

	High	Low	Distribution
2010:
Fourth quarter	$49.73	$42.82	$0.6500
Third quarter	46.46	35.85	0.6500
Second quarter	46.73	36.88	0.6500
First quarter	44.00	33.41	0.6500

2009:
Fourth quarter	$36.61	$30.37	$0.6500
Third quarter	35.19	19.40	0.6500
Second quarter	25.15	15.30	0.6500
First quarter	30.62	12.70	0.6500

The closing price for our common shares on the NYSE on February 25, 2011 was $46.83 per share.

We declared quarterly distributions to common shareholders aggregating $2.60 per common share in both 2010 and 2009.

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

During the year ended December 31, 2010, the Company did not sell any unregistered equity securities.

On February 25, 2011, there were approximately 615 holders of record of our outstanding common shares.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2010 common stock	12,959	(1)	47.37	—	—

November 1 through November 30, 2010 common stock	—		—	—	—
December 1 through December 31, 2010 common stock	1,636	(1)	47.96	—	—

Total	14,595		$47.44	—	$—

(1)

The repurchase of equity securities during October and December of 2010 was completed in conjunction with employee stock option exercises. These repurchases were not made pursuant to a publicly announced plan or program.

Total Return Analysis

	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010
Entertainment Properties Trust	$100.00	$151.93	$129.42	$88.61	$116.94	$163.07
MSCI US REIT Index	$100.00	$118.35	$116.52	$77.14	$98.11	$124.45
Russell 2000 Index	$100.00	$135.83	$113.21	$70.48	$90.20	$115.80

Source: Zacks Investment Research, Inc.

Item 6. Selected Financial Data

Operating statement data

(Dollars in thousands except per share data)

	Years Ended December 31,
	2010	2009	2008	2007	2006
Rental revenue	$235,008	195,784	190,578	177,798	167,077
Tenant reimbursements	25,225	15,438	16,158	15,398	14,440
Other income	568	2,890	2,241	2,402	3,274
Mortgage and other financing income	52,263	44,999	60,435	28,841	10,968

Total revenue	313,064	259,111	269,412	224,439	195,759
Property operating expense	35,830	21,969	20,802	19,717	18,690
Other expense	1,297	2,495	2,103	4,205	3,486
General and administrative expense	18,227	15,169	15,286	12,717	12,087
Costs associated with loan refinancing	15,247	117	—	—	673
Interest expense, net	74,802	65,747	63,990	56,097	48,866
Transaction costs	7,787	3,321	1,628	253	428
Provision for loan losses	700	70,954	—	—	—
Impairment charges	463	6,357	—	—	—
Depreciation and amortization	52,099	42,111	38,824	34,373	31,008

Income before gain on sale of land, equity in income from joint ventures, gain on acquisition and discontinued operations	106,612	30,871	126,779	97,077	80,521

Gain on sale of land	—	—	—	129	345
Equity in income from joint ventures	2,138	895	1,962	1,583	759
Gain on acquisition	9,023	—	—	—	—

Income from continuing operations	$117,773	31,766	128,741	98,789	81,625
Discontinued operations:
Income (loss) from discontinued operations	(3,982)	(43,672)	(1,237)	1,265	664
Gain (loss) on sale of real estate	(736)	—	119	3,240	—

Net income (loss)	113,055	(11,906)	127,623	103,294	82,289
Add: Net loss attributable to noncontrolling interests	1,819	19,913	2,353	1,370	—

Net income attributable to Entertainment Properties Trust	114,874	8,007	129,976	104,664	82,289

Preferred dividend requirements	(30,206)	(30,206)	(28,266)	(21,312)	(11,857)
Series A preferred share redemption costs	—	—	—	(2,101)	—

Net income (loss) available to common shareholders of Entertainment Properties Trust	$84,668	(22,199)	101,710	81,251	70,432

Per share data attributable to Entertainment Properties Trust shareholders:
Basic earnings per share data:
Income from continuing operations	$1.93	0.04	3.24	2.80	2.65
Income (loss) from discontinued operations	(0.06)	(0.65)	0.05	0.22	0.03

Net income (loss) available to common shareholders	$1.87	(0.61)	3.29	3.02	2.68

Diluted earnings per share data:
Income from continuing operations	$1.92	0.04	3.21	2.76	2.61
Income (loss) from discontinued operations	(0.06)	(0.65)	0.05	0.22	0.03

Net income (loss) available to common shareholders	$1.86	(0.61)	3.26	2.98	2.64

Shares used for computation (in thousands):
Basic	45,206	36,122	30,910	26,929	26,317
Diluted	45,555	36,235	31,177	27,304	26,689

Cash dividends declared per common share	$2.60	2.60	3.36	3.04	2.75

Balance sheet data

(Dollars in thousands)

	Years Ended December 31,
	2010	2009	2008	2007	2006
Net real estate investments	$2,217,047	1,867,358	1,765,861	1,671,622	1,413,484
Mortgage notes and related accrued interest receivable, net	305,404	522,880	508,506	325,442	76,093
Investment in a direct financing lease, net	226,433	169,850	166,089	—	—
Total assets	2,923,420	2,680,732	2,633,925	2,171,633	1,571,279
Common dividends payable	30,253	27,880	27,377	21,344	18,204
Preferred dividends payable	7,551	7,552	7,552	5,611	3,110
Long-term debt	1,191,179	1,141,423	1,262,368	1,081,264	675,305
Total liabilities	1,292,162	1,212,775	1,341,274	1,145,533	714,123
Noncontrolling interests	28,019	(4,905)	15,217	18,207	4,474
Equity	1,631,258	1,467,957	1,292,651	1,026,100	857,156

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Annual Report on Form 10-K. The forward-looking statements included in this discussion and elsewhere in this Annual Report on Form 10-K involve risks and uncertainties, including anticipated financial performance, business prospects, industry trends, shareholder returns, performance of leases by tenants, performance on loans to customers and other matters, which reflect management’s best judgment based on factors currently known. See “Cautionary Statement Concerning Forward Looking Statements.” Actual results and experience could differ materially from the anticipated results and other expectations expressed in our forward-looking statements as a result of a number of factors, including but not limited to those discussed in this Item and in Item 1A, “Risk Factors.”

Overview

Our principal business objective is to enhance shareholder value by achieving predictable and increasing FFO and dividends per share. Our prevailing strategy is to focus on long-term investments in a limited number of categories in which we maintain a depth of knowledge and relationships, and which we believe offer sustained performance throughout all economic cycles. As of December 31, 2010, our total assets exceeded $2.9 billion, and included investments in 107 megaplex theatre properties (including two joint venture properties) and various restaurant, retail, entertainment, destination recreational and specialty properties located in 33 states, the District of Columbia and Ontario, Canada. As of December 31, 2010, we had invested approximately $190.4 million in development land and property under development and approximately $305.4 million in mortgage financing for entertainment, recreational and specialty properties, including certain such properties under development.

As of December 31, 2010, our real estate portfolio of megaplex theatre properties consisted of 8.7 million square feet and was 99% occupied, and our remaining real estate portfolio consisted of 4.5 million square feet and was 92% occupied. The combined real estate portfolio consisted of 13.2 million square feet and was 97% occupied. Our theatre properties are leased to ten different leading theatre operators. At December 31, 2010, approximately 38% of our megaplex theatre properties were leased to AMC.

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

Our real estate mortgage portfolio consists of seven mortgage notes totaling $305.4 million at December 31, 2010. Two of these mortgage notes, totaling $169.0 million at December 31, 2010, are secured by a water-park anchored entertainment village in Kansas City, Kansas (the first phase of which opened in July 2009 and the second phase is expected to open in 2011) as well as two other water-parks in Texas. The remaining five mortgage notes totaling $136.4 million at December 31, 2010 relate to financing provided for ski areas.

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

Our property acquisitions and financing commitments are financed by cash from operations, borrowings under our revolving credit facilities, long-term mortgage debt, and the sale of debt and equity securities. It has been our strategy to structure leases and financings to ensure a positive spread between our cost of capital and the rentals paid by our tenants. We have primarily acquired or developed new properties that are pre-leased to a single tenant or multi-tenant properties that have a high occupancy rate. We do not typically develop or acquire properties that are not significantly pre-leased. We have also entered into certain joint ventures and we have provided mortgage note financing as described above. We intend to continue entering into some or all of these types of arrangements in the foreseeable future, subject to our ability to do so in light of the current financial and economic environment.

Historically, our primary challenges have been locating suitable properties, negotiating favorable lease or financing terms, and managing our portfolio as we have continued to grow. We believe our management’s knowledge and industry relationships have facilitated opportunities for us to acquire, finance and lease properties.

However, since 2009, as a result of the economic downturn and related challenges in the credit market, we tempered our focus on growth of FFO, and instead principally focused on maintaining adequate liquidity and a strong balance sheet. In 2009, we deleveraged our balance sheet primarily by issuing equity in excess of debt during the year. Our debt to gross assets ratio (i.e. long-term debt of the Company as a percentage of total assets plus accumulated depreciation) was reduced from 44% at December 31, 2008 to 39% at December 31, 2009. In 2010, we further deleveraged our balance sheet with a debt to gross assets ratio of 37% at December 31, 2010.

During the second quarter of 2010, we issued pursuant to a registered public offering 3.6 million common shares at a purchase price of $41.00 for net proceeds to us, after underwriting discounts and expenses, of $141.0 million. We also issued pursuant to a private offering $250.0 million in 7.75% senior notes due on July 15, 2020 for net proceeds to us, after the initial purchasers’ discounts and commissions and expenses, of $239.4 million. Additionally, on June 30, 2010, we entered into a new $320.0 million unsecured revolving credit facility, maturing on December 1, 2013, unless extended by us, the agent and the lenders. Historically, we have relied primarily on secured debt financings. The senior note offering and the unsecured revolving credit facility represent significant steps in the implementation of our new strategy to migrate to an unsecured debt structure. In the future, we may from time to time seek to access the public and private credit markets on an opportunistic basis through the issuance of unsecured debt securities. We believe this strategy will increase our access to capital and permit us to more efficiently match available debt and equity financing to our ongoing capital requirements and better position us to aggressively pursue potential investments, acquisitions and financing transaction opportunities.

Throughout the remainder of 2011, we expect to maintain our debt to total gross assets ratio between 35% and 45%. Depending on our capital needs, we will seek both debt and equity capital and will consider issuing additional shares under the direct share purchase component of our DSP

Plan. While equity issuances and maintaining lower leverage mitigate the growth in per share results, we believe lower leverage and an emphasis on liquidity are prudent during the current economic downturn.

Developments in the credit and equity markets and the economic downturn since 2008 have also had a significant impact on the ability of our development partners to fully finance developments in process or to refinance development projects upon completion. As a result, the development of the water-park anchored entertainment village in Kansas was downsized and will now open in phases (the first phase opened in July 2009 and the second phase is scheduled to open in 2011). Because of the down-sizing and as a condition to provide additional funding, the collateral for our mortgage note related to this project was increased by adding mortgages on two other water parks in Texas that are owned and operated by affiliates of the entity that owns the Kansas property. On December 31, 2009, we commenced litigation against Mr. Cappelli and his affiliates seeking payment of amounts due under various loans to them and a declaratory judgment that no further investments are required to be made by us under any prior commitment to Mr. Cappelli or any of his affiliates. On June 18, 2010, we entered into a series of agreements regarding the settlement of all pending litigation and a restructuring of our investments with Mr. Cappelli and his affiliates. This settlement represented a significant restructuring of our relationship with Mr. Cappelli and his affiliates by consolidating our various investments with Mr. Cappelli into wholly-owned investments in the Concord resort property and the New Rochelle, New York entertainment retail center and eliminating our investment in the White Plains, New York entertainment retail center. On March 4, 2010, we completed the acquisition of Toronto Dundas Square, previously in receivership, by paying off senior debt of approximately $122 million Canadian dollars (CAD) and extinguishing our second mortgage note on the project. In conjunction with the acquisition, we closed on a CAD $100 million first mortgage credit facility with a group of banks, which was subsequently paid off on June 30, 2010. On February 3, 2011 we entered into an agreement to sell Toronto Dundas Square. See “Recent Developments” for more information regarding these investments.

Certain of our customers, particularly our vineyard and winery tenants and certain non-theatre retail tenants, have also experienced the effects of the economic downturn, which has generally resulted in a reduction in sales and profitability. As a result, we have seen more credit issues with these tenants than in the past, and this trend may continue in 2011. With respect to our vineyard and winery investments, we have reclaimed possession of four properties from two tenants for failure to pay rent and expect to take possession of an additional property in 2011 as part of a modification agreement with another tenant. See “Recent Developments” for more information regarding this agreement.

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

We adopted Accounting Standards Update (ASU) 2009-17 “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (ASU 2009-17) on January 1, 2010. ASU 2009-17 amends FIN 46R to require an analysis to determine whether a variable interest gives a company a controlling financial interest in a variable interest entity. This statement requires an ongoing reassessment of and eliminates the quantitative approach previously required for determining whether a company is the primary beneficiary and requires enhanced disclosures on variable interest entities. The adoption of this statement did not have an impact on our financial position or results of operations for the year ended December 31, 2010.

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

We assess the carrying value of our rental properties whenever events or changes in circumstances indicate that the carrying amount of a property may not be recoverable. Certain factors that may occur and indicate that impairments may exist include, but are not limited to: underperformance relative to projected future operating results, tenant difficulties and significant adverse industry or market economic trends. If an indicator of possible impairment exists, a property is evaluated for impairment by comparing the carrying amount of the property to the estimated undiscounted future cash flows expected to be generated by the property. If the carrying amount of a property exceeds its estimated future cash flows on an undiscounted basis, an impairment charge is recognized in the amount by which the carrying amount of the property exceeds the fair value of the property. Management estimates fair value of our rental properties utilizing independent appraisals and/or based on projected discounted cash flows using a discount rate determined by management to be commensurate with the risk inherent in the Company.

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

Recent Developments

Debt Financing

As further discussed below under “Property Sales,” on June 15, 2010, we paid in full our $4.6 million mortgage note payable in conjunction with the sale of a vineyard and winery property.

On June 18, 2010, we entered into a series of transactions with Mr. Cappelli and his affiliates as further discussed below. Among other things, we transferred our interest in the City Center entertainment retail center which resulted in the deconsolidation of the related joint venture and the related mortgage notes payable of $118.2 million. Additionally, the Company became the lessee of a ground lease for a portion of the Concord resort property which is classified as a capital lease. Accordingly, a capital lease obligation of $9.2 million was recorded and is included in long-term debt at December 31, 2010 in the consolidated balance sheet in this Annual Report on Form 10-K.

On June 21, 2010, we prepaid our $56.3 million mortgage note that was scheduled to mature on September 10, 2010. The note was secured by the mortgage note receivable due on the same date entered into with Concord Resort in connection with the planned resort development which was settled on June 18, 2010 as further discussed below. Deferred financing costs, net of accumulated amortization, of $0.1 million were written off in connection with the prepayment of this loan and are included in costs associated with loan refinancing in the consolidated income statements in this Annual Report on Form 10-K.

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

We used the proceeds from the note offering and the new unsecured revolving credit facility to repay borrowings of $171.0 million on our previous revolving credit facility, pay in full our term loan of $117.3 million and to pay in full our Canadian dollar (“CAD”) denominated loan secured by Toronto Dundas Square with a principal amount of CAD $98.8 million ($94.1 million US). In connection with the payment in full of the term loan, the related interest rate swaps were terminated at a cost of $8.3 million. Prepayment penalties related to the termination of the Toronto Dundas Square debt were approximately CAD $1.0 million ($1.0 million US). Deferred financing costs, net of accumulated amortization, of $5.8 million were written off as part of this refinancing. As of December 31, 2010, $142.0 million was outstanding under our $320.0 million unsecured revolving credit facility.

As further discussed below under “Subsequent Events,” on February 7, 2011, we paid in full the eight term loans outstanding under our vineyard and winery term loan credit facility totaling $86.2 million.

Issuance of Common Shares

On May 11, 2010, we issued pursuant to a registered public offering 3,600,000 common shares at a purchase price of $41.00. Total net proceeds to us after underwriting discounts and expenses were approximately $141.0 million.

Investments

On January 22, 2010, we acquired five public charter school properties from Imagine Schools, Inc. and funded one expansion at a previously acquired public charter school property for a total acquisition price of $44.1 million. The properties are leased under a long-term triple-net master lease that is classified as a direct financing lease as described in Note 7 to the consolidated financial statements in this Annual Report on Form 10-K. The five properties are located in Florida, Indiana and Ohio and the expansion is located in Michigan. On September 30, 2010, we funded $7.6 million for expansions at three of our existing public charter school properties. Additionally, subsequent to December 31, 2010, we funded $2.1 million in development costs for expansion of another one of our existing public charter school properties.

On March 4, 2010, we completed the acquisition of Toronto Dundas Square, previously in receivership, by paying off senior debt of approximately $122 million Canadian dollars (CAD). Toronto Dundas Square is a 13-level entertainment retail center located in downtown Toronto, consisting of approximately 330,000 square feet of net rentable area, as well as a signage business consisting of 25,000 square feet of digital and static signage. As a result of the closing of this acquisition, our second mortgage note on the project has been extinguished. In conjunction with the acquisition, we closed on a CAD $100 million first mortgage term loan with a group of banks. As discussed above, the term loan was paid in full on June 30, 2010. See Note 3 to the consolidated financial statements in this Annual Report on Form 10-K for further discussion.

On May 1, 2010, we contributed an additional $14.9 million to our joint venture, Atlantic-EPR I, to pay off the Partnership’s long-term debt at its maturity of May 1, 2010. Pursuant to the partnership agreement, we are entitled to receive a priority return of 15% on our additional contribution.

On June 11, 2010, we acquired 12 theatre properties from a third party, for a total investment of $124.4 million. The theatre properties are located in Colorado, California, Texas and Indiana. The theatre properties contain an aggregate of approximately 192 screens, and are comprised of an aggregate of approximately 864,530 square feet of space located on 139 acres. The theatre properties are leased to Cinemark USA pursuant to triple net leases with the tenant responsible for all taxes, costs and expenses arising from the use or operation of the properties. The leases contain cross-default provisions pursuant to which a default under one lease would result in a default under each other lease. The remaining initial lease term is approximately eight years, with a step down in rent of 11.5% in the event the tenant exercises the first of five tenant options to extend for five years each.

Property Sales

On June 15, 2010, we completed the sale of a ten acre vineyard and winery facility in Napa Valley, California for $6.5 million and a loss on sale of $934 thousand was recognized during the three months ended June 30, 2010. As further detailed in Note 22 to the consolidated financial statement in this Annual Report on Form 10-K, the results of operations of the property have been classified within discontinued operations. In conjunction with the sale, we paid in full the $4.6 million mortgage note that was secured by the property and incurred $0.4 million in costs to terminate the related interest rate swap agreement.

On July 14, 2010, we sold a parcel of land including one building adjacent to one of our megaplex theatres in Arroyo Grande, California for $1.2 million and a gain on sale of $198 thousand was recognized during the three months ended September 30, 2010. As further detailed in Note 22 to the consolidated financial statements in this Annual Report on Form 10-K, the results of operations of the property have been classified within discontinued operations.

Other Mortgage Notes and Notes Receivable

On April 2, 2010, our $25.0 million first mortgage loan agreement with Peak matured. We entered into a modification agreement with Peak and per the terms of this agreement, the maturity date of the loan was extended to April 1, 2012 with a one year extension option subject to our approval and the amount available to borrow was increased to $41.0 million. The carrying value of this mortgage note receivable at December 31, 2010 was $33.7 million and the loan is secured by approximately 696 acres of development land. Per the modification agreement, Peak is required to fund debt service reserves in the first quarter of each year sufficient to pay an entire calendar year of payment obligations on all of their outstanding notes and leases. Monthly interest payments are transferred to us from these debt service reserves.

On June 14, 2010, we amended our secured mortgage loan agreements with SVV I, LLC and an affiliate of SVV I, LLC (together, “SVVI”) to provide for an additional advance of $5.0 million for additional improvements made to the Kansas City, Kansas water-park. The carrying value of this mortgage note receivable at December 31, 2010 was $169.0 million. SVVI is required to fund a debt service reserve for off-season fixed payments (those due from September to May). The reserve is to be funded in monthly installments during the months of June, July and August.

Cappelli Settlement

As discussed in Note 8 to the consolidated financial statements in this Annual Report on Form 10-K, on June 18, 2010, we entered into a series of agreements with Mr. Cappelli and several of his affiliates regarding the settlement of all pending litigation and a restructuring of our investments with Mr. Cappelli and his affiliates. The significant terms of the agreements are as follows:

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

We provided a commitment to acquire a $30.0 million participation (pari passu with the other lenders) from Union Labor Life Insurance Company (“ULLICO”) in a loan to be made by ULLICO and other lenders under a proposed amended and restated master credit agreement to the Concord casino project, which was conditioned upon, among other things, receipt of a $100.0 million equity investment by a major gaming operator prior to December 31, 2010. This commitment expired on December 31, 2010.

One of Mr. Cappelli’s affiliates, LC New Roc LP, transferred to us its partnership interest in New Roc Associates, L.P. (previously a consolidated joint venture that had a noncontrolling interest balance of $3.9 million at March 31, 2010), which owns New Roc, an entertainment retail center located in New Rochelle, New York, in exchange for the our interest in LC White Plains Retail LLC and LC White Plains Recreation, LLC (each part of a previously consolidated joint venture with a deficit noncontrolling interest balance of $10.0 million of March 31, 2010), which own City Center, an entertainment retail center located in White Plains, New York, and a promissory note related to City Center, in the original principal amount of $20.0 million payable by Cappelli Group, LLC to us (previously eliminated in consolidation). As a result, we now hold a 100% interest in New Roc and have no interest in City Center. As further detailed in Note 22 to the consolidated financial statements in this Annual Report on Form 10-K, the results of operations of City Center have been classified in discontinued operations.

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

Vineyards and Wineries

The wine industry has been adversely affected by recent economic conditions which continue to affect several of our tenants’ ability to perform under their leases. As a result, we have taken back certain properties due to non-performance under the related leases, and have granted concessions to other tenants in the form of rent abatement or rent deferral. We completed the sale of one vineyard and winery investment in 2010 and we will continue to pursue opportunities to sell our other vineyards and wineries over time as appropriate for overall portfolio performance.

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

Subsequent Events

On January 13, 2011, we entered into a modification agreement with our vineyard and winery tenant at four properties, Ascentia Wine Estates. The modification agreement provides for, among other things, the sale of the real property and the operations of one winery to a third-party buyer and the payment of $2.0 million in rent related to the fourth quarter of 2010. The agreement also provides for the termination of the lease on another winery and vineyard, which previously had annual rent of approximately $5.5 million. We will take possession of the property during the first quarter of 2011. Additionally, the leases on two other wineries and one other vineyard were amended to provide for a reduction in rent of $1.5 million to approximately $3.5 million annually. Our management has assessed the carrying value of the properties for impairment and no provision for impairment was considered necessary based on this analysis.

On February 3, 2011 we entered into an agreement to sell our Toronto Dundas Square entertainment retail center in downtown Toronto after purchasing this property out of receivership earlier in the year. The sale proceeds, net of closing costs, are expected to exceed $220 million CAD. Subject to the satisfaction of certain conditions, the transaction is expected to close by the end of the first quarter of 2011 or shortly thereafter. In addition, on February 3, 2011, in order to hedge the foreign currency exposure related to the expected proceeds from the anticipated sale of this property, we entered into a forward contract to sell $200 million CAD for $201.5 million U.S. dollars with a settlement date of April 15, 2011. Including the impact of foreign currency, we expect to record a gain in excess of $17 million upon closing.

On February 7, 2011, we paid in full the eight term loans outstanding under our vineyard and winery facility totaling $86.2 million. In connection with the payment in full of the term loans, the related interest rate swaps were terminated at a cost of $4.6 million. Additionally, deferred financing costs, net of accumulated amortization, of $1.8 million were written off as part of this loan prepayment.

On January 5, 2011, we entered into an agreement to acquire four theatre properties for a total investment of $36.8 million from a third-party. The transaction is expected to close in the first quarter of 2011. The theatre properties are located in New Hampshire and Maine and contain an aggregate of 56 screens. The theatre properties will be leased to Cinemagic pursuant to lease agreements that are structured as a triple net lease with the tenant responsible for all taxes, costs and expenses arising from the use or operation of the properties. As a part of this transaction, we will assume a mortgage loan of $3.8 million on one of the four theatres.

Results of Operations

Year ended December 31, 2010 compared to year ended December 31, 2009

Rental revenue was $235.0 million for the year ended December 31, 2010 compared to $195.8 million for the year ended December 31, 2009. The $39.2 million increase resulted primarily from acquisitions completed in 2009 and 2010 and base rent increases on existing properties, partially offset by a decline in rental revenue from our vineyard and winery tenants. Percentage rents of $2.1 million and $1.4 million were recognized during the year ended December 31, 2010 and 2009, respectively. Straight-line rents of $1.8 million and $2.2 million were recognized during the year ended December 31, 2010 and 2009, respectively.

Tenant reimbursements totaled $25.2 million for the year ended December 31, 2010 compared to $15.4 million for the year ended December 31, 2009. These tenant reimbursements arise from the operations of our entertainment retail centers. The $9.8 million increase is primarily due to our acquisition of Toronto Dundas Square on March 4, 2010 as described in Note 3 to the consolidated financial statements in this Annual Report on Form 10-K as well as an increase in tenant reimbursements at our retail centers in Ontario, Canada.

Other income was $0.6 million for the year ended December 31, 2010 compared to $2.9 million for the year ended December 31, 2009. This decrease of $2.3 million is primarily due to a decrease in revenues from a family bowling center in Westminster, Colorado previously operated through a wholly-owned taxable REIT subsidiary. The bowling center was converted to a third party lease on February 1, 2010. Additionally, other income decreased due to a $0.9 million gain recognized upon settlement of foreign currency forward contracts for the year ended December 31, 2009. A loss of $0.2 million was recognized for the year ended December 31, 2010 and is included in other expense. Partially offsetting these decreases, there was an increase of $0.2 million for the year ended December 31, 2010 due to golf course revenue recognized related to two golf courses on the Concord resort property, which we took ownership of on June 18, 2010 in connection with the settlement with Mr. Cappelli and his affiliates.

Mortgage and other financing income for the year ended December 31, 2010 was $52.3 million compared to $45.0 million for the year ended December 31, 2009. The $7.3 million increase is primarily due to our January 2010 acquisition of five public charter school properties and expansions during the year ended December 31, 2010 at four of our public charter school properties as further described in Note 7 to the consolidated financial statements in this Annual Report on Form 10-K. Additionally, there was increased real estate lending activities primarily related to our mortgage loan agreement with SVVI.

Our property operating expense totaled $35.8 million for the year ended December 31, 2010 compared to $22.0 million for the year ended December 31, 2009. These property operating expenses arise from the operations of our retail centers. The increase of $13.8 million resulted from our acquisition of Toronto Dundas Square on March 4, 2010 as described in Note 3 to the consolidated financial statements in this Annual Report on Form 10-K as well as well as increases in bad debt expense associated with our vineyard and winery tenants and property operating expenses at our retail centers in Ontario, Canada.

Other expense totaled $1.3 million for the year ended December 31, 2010 compared to $2.5 million for the year ended December 31, 2009. The $1.2 million decrease is primarily due to less expense recognized related to a family bowling center in Westminster, Colorado previously operated through a wholly-owned taxable REIT subsidiary as further described above.

Our general and administrative expense totaled $18.2 million for the year ended December 31, 2010 compared to $15.2 million for the year ended December 31, 2009. The increase of $3.0 million is primarily due to an increase in payroll and trustee related expenses, travel expenses, insurance expense, professional fees and franchise taxes.

Costs associated with loan refinancing were $15.2 million for the year ended December 31, 2010 and $0.1 million for the year ended December 31, 2009. For the year ended December 31, 2010, these costs related to the termination of our previous revolving credit facility, our term loan (and related interest rate swap agreements) and our loan that was secured by the Toronto Dundas Square Project. For the year ended December 31, 2009, these costs related to the amendment and restatement of our revolving credit facility and consisted of the write-off of $0.1 million of certain unamortized financing costs.

Our net interest expense increased by $9.1 million to $74.8 million for the year ended December 31, 2010 from $65.7 million for the year ended December 31, 2009. This increase resulted from the increase in the average long-term debt outstanding and an increased weighted average interest rate used to finance our real estate acquisitions and fund our mortgage notes receivable.

Transaction costs totaled $7.8 million for the year ended December 31, 2010 compared to $3.3 million for the year ended December 31, 2009. The transaction costs incurred during the year ended December 31, 2010 related to acquisition costs that were expensed as incurred in accordance with FASB ASC Topic 810 related to the acquisition of Toronto Dundas Square as well as costs associated with terminated transactions. The transaction costs incurred during the year ended December 31, 2009 primarily related to the write off of costs associated with terminated transactions as well as costs related to the acquisition of Toronto Dundas Square.

Provision for loan losses for the year ended December 31, 2010 was $0.7 million and related to a note receivable that was settled in connection with the settlement with Mr. Cappelli and affiliates entered on June 18, 2010 as further discussed in Note 8 to the consolidated financial statements in this Annual Report on Form 10-K. Provision for loan losses for the year ended December 31, 2009 was $71.0 million and related to a mortgage note receivable and six other notes receivable. As further discussed in Note 3 and 8 to the consolidated financial statements in this Annual Report on Form 10-K, the mortgage note and three of the other notes receivable were extinguished during the year ended December 31, 2010.

Impairment charges for the year ended December 31, 2010 were $0.5 million and related to an asset recorded as a result of the settlement with Mr. Cappelli and affiliates on June 18, 2010, as further discussed in Note 8 to the consolidated financial statements in the Annual Report on Form 10-K. The impairment charges for the year ended December 31, 2009 were $6.4 million and related to certain of our winery and vineyard properties. For further detail, see Note 4 to the consolidated financial statements in this Annual Report on Form 10-K.

Depreciation and amortization expense totaled $52.1 million for the year ended December 31, 2010 compared to $42.1 million for the year ended December 31, 2009. The $10.0 million increase resulted primarily from asset acquisitions completed in 2010 and 2009.

Equity in income from joint ventures totaled $2.1 million for the year ended December 31, 2010 compared to $0.9 million for the year ended December 31, 2009. The $1.2 million increase is primarily due to our contribution of an additional $14.9 million to Atlantic-EPR I to pay off the Partnership’s long-term debt at its maturity of May 1, 2010. The $14.9 million contribution earns a preferred return of 15% per the partnership agreement.

Gain on acquisition for the year ended December 31, 2010 was $9.0 million and related to the acquisition of Toronto Dundas Square on March 4, 2010. For further discussion, see Note 3 to the consolidated financial statements in this Annual Report on Form 10-K. There was no gain on acquisition for the year ended December 31, 2009.

Loss from discontinued operations totaled $4.0 million for the year ended December 31, 2010 and $43.7 million for the year ended December 31, 2009 and are due to the operations of a parcel of land including one building in Arroyo Grande, California that was sold in July 2010 as well as an entertainment retail center in White Plains, New York and a ten acre vineyard and winery facility in Napa Valley, California, both of which were disposed of in the second quarter of 2010.

Loss on sale of real estate from discontinued operations of $0.7 million for the year ended December 31, 2010 was due to a loss of approximately $0.9 million related to the sale of a ten acre vineyard and winery facility in Napa Valley, California and a gain on sale of $0.2 million from a parcel of land including one building in Arroyo Grande, California. There was no loss on sale of real estate from discontinued operations for the year ended December 31, 2009.

Noncontrolling interest totaled $1.8 million for the year ended December 31, 2010 compared to $19.9 million for the year ended December 31, 2009. This noncontrolling interest primarily related to the consolidation of a VIE at the entertainment retail center in White Plains, New York. As further discussed in Note 8 to the consolidated financial statements in this Annual Report on Form 10-K, our interest in the VIE was extinguished in connection with the settlement entered into with Mr. Cappelli and affiliates on June 18, 2010.

Year ended December 31, 2009 compared to year ended December 31, 2008

Rental revenue was $195.8 million for the year ended December 31, 2009 compared to $190.6 million for the year ended December 31, 2008. The $5.2 million increase resulted primarily from the acquisitions and developments completed in 2008 and 2009 and base rent increases on existing properties, partially offset by a reduction in rent from defaulting tenants and the impact of a weaker Canadian dollar exchange rate. Percentage rents of $1.4 million and $1.7 million were recognized during the year ended December 31, 2009 and 2008, respectively. Straight-line rents of $2.2 million and $3.1 million were recognized during the year ended December 31, 2009 and 2008, respectively.

Tenant reimbursements totaled $15.4 million for the year ended December 31, 2009 compared to $16.2 million for the year ended December 31, 2008. These tenant reimbursements arise from the operations of our retail centers. The $0.8 million decrease is primarily due to vacancies related to certain non-theatre retail tenants and the impact of a weaker Canadian dollar exchange rate for the year ended December 31, 2009 compared to the year ended December 31, 2008.

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

Mortgage and other financing income for the year ended December 31, 2009 was $45.0 million compared to $60.4 million for the year ended December 31, 2008. The $15.4 million decrease relates to less interest income recognized during the year ended December 31, 2009 due to impairment of certain of our mortgage and other notes receivable as further discussed in Notes 6 and 11 to the consolidated financial statements in this Annual Report on Form 10-K.

Our property operating expense totaled $22.0 million for the year ended December 31, 2009 compared to $20.8 million for the year ended December 31, 2008. These property operating expenses arise from the operations of our retail centers. The increase of $1.2 million resulted primarily from an increase in the provision for bad debts, included in property operating expense, of $1.1 million to a total of $3.1 million for the year ended December 31, 2009. Partially offsetting this increase is the impact of a weaker Canadian dollar exchange rate.

Other expense totaled $2.5 million for the year ended December 31, 2009 compared to $2.1 million for the year ended December 31, 2008. The $0.4 million decrease is primarily due to no expense recognized upon settlement of foreign currency forward contracts during the year ended December 31, 2009. This is partially offset by an increase in property operating expenses at certain vineyard and winery properties that are being operated through a wholly-owned taxable REIT subsidiary.

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

Our net interest expense increased by $1.7 million to $65.7 million for the year ended December 31, 2009 from $64.0 million for the year ended December 31, 2008. This increase resulted from the increase in the average long-term debt outstanding used to finance our real estate acquisitions and fund our new mortgage notes receivable as well as increased costs associated with our amended and restated revolving credit facility.

Transaction costs totaled $3.3 million for the year ended December 31, 2009 compared to $1.6 million for the year ended December 31, 2008. The increase of $1.7 million is due to the write off of costs associated with terminated transactions as well as costs that were expensed as incurred in accordance with FASB ASC Topic 810 related to the acquisition of the Toronto Dundas Square project.

Provision for loan losses for the year ended December 31, 2009 was $71.0 million and related to a mortgage note receivable and other notes receivable as further discussed in Notes 6 and 11 to the consolidated financial statements in this Annual Report on Form 10-K. There was no provision for loan losses for the year ended December 31, 2008.

Impairment charges for the year ended December 31, 2009 were $6.4 million and related to certain of our winery and vineyard properties. For further detail, see Note 4 to the consolidated financial statements in this Annual Report on Form 10-K. There were no impairment charges recorded for the year ended December 31, 2008.

Depreciation and amortization expense totaled $42.1 million for the year ended December 31, 2009 compared to $38.8 million for the year ended December 31, 2008. The $3.3 million increase resulted primarily from asset acquisitions completed in 2008 and 2009.

Equity in income from joint ventures totaled $0.9 million for the year ended December 31, 2009 compared to $2.0 million for the year ended December 31, 2008. The $1.1 million decrease resulted from the investment in the remaining 50% ownership of CS Fund I on April 2, 2008, which is classified as a direct financing lease.

Loss from discontinued operations totaled $43.7 million for the year ended December 31, 2009 and $1.2 million for the year ended December 31, 2008. Loss from discontinued operations was due to the operations of a parcel of land including one building in Arroyo Grande, California that was sold in July 2010 as well as an entertainment retail center in White Plains, New York and a ten acre vineyard and winery facility in Napa Valley, California, both of which were disposed of in the second quarter of 2010. Additionally, loss from discontinued operations was due to a parcel of land in Powder Springs, Georgia that was sold in June of 2008.

The gain on sale of real estate from discontinued operations of $0.1 million for the year ended December 31, 2008 was due to the sale of a land parcel in Powder Springs, Georgia in June of 2008. There was no gain on sale of real estate from discontinued operations for the year ended December 31, 2009.

Net loss attributable to noncontrolling interests totaled $19.9 million for the year ended December 31, 2009 compared to $2.4 million for the year ended December 31, 2008 and primarily relates to the consolidation of a VIE in which our variable interest was debt. The increase is due to a greater net loss incurred by the VIE due to the impairment charge at our entertainment retail center in White Plains, New York. For further discussion, see Note 4 to the consolidated financial statements in this Annual Report on Form 10-K.

Preferred dividend requirements for the year ended December 31, 2009 were $30.2 million compared to $28.3 million for the same period in 2008. The $1.9 million increase is due to the issuance of 3.5 million Series E convertible preferred shares in April of 2008.

Liquidity and Capital Resources

Cash and cash equivalents were $11.8 million at December 31, 2010. In addition, we had restricted cash of $16.3 million at December 31, 2010. Of the restricted cash at December 31, 2010, $7.3 million relates to cash held for our borrowers’ debt service reserves for mortgage notes receivable and the balance represents deposits required in connection with debt service, payment of real estate taxes and capital improvements.

Mortgage Debt, Credit Facilities and Term Loan

As of December 31, 2010, we had total debt outstanding of $1.2 billion. As of December 31, 2010, $785.2 million of debt outstanding was fixed rate mortgage debt secured by a portion of our rental properties and mortgage notes receivable, with a weighted average interest rate of approximately 6.0%. This $785.2 million of fixed rate mortgage debt includes $83.0 million of LIBOR based debt that had been converted to fixed rate debt with interest rate swaps as further described below.

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

At December 31, 2010, we had $142.0 million in debt outstanding under our new $320.0 million unsecured revolving credit facility, with interest at a floating rate. The facility has a term expiring December 1, 2013. The amount that we are able to borrow on our revolving credit facility is a function of the values and advance rates, as defined by the credit agreement, assigned to the assets included in the borrowing base less outstanding letters of credit and less other liabilities. As of December 31, 2010, our total availability under the revolving credit facility was $178.0 million.

At December 31, 2010, VinREIT, a subsidiary that holds our vineyard and winery assets, had eight term loans outstanding aggregating $86.3 million. These term loans had maturities ranging from December 1, 2017 to June 5, 2018, were 30% recourse to us and had stated interest rates of LIBOR plus 175 basis points on loans secured by real property and LIBOR plus 200 basis points on loans secured by fixtures and equipment. We had six interest rate swaps that fixed the interest rates on $83.0 million of the outstanding loans at a weighted average rate of 5.2%. On February 7, 2011, these term loans were paid in full.

Our principal investing activities are acquiring, developing and financing entertainment, entertainment-related, recreational and specialty properties. These investing activities have generally been financed with mortgage debt and the proceeds from equity offerings. Our revolving credit facility is used to finance the acquisition or development of properties, and to provide mortgage financing. We may also issue debt securities in public or private offerings. Continued growth of our rental property and mortgage financing portfolios will depend in part on our continued ability to access funds through additional borrowings and securities offerings.

Certain of our long-term debt agreements contain customary restrictive covenants related to financial and operating performance as well as certain cross-default provisions. We were in compliance with all restrictive covenants at December 31, 2010, except that an event of default existed with respect to the Company’s winery and vineyard term loan facility due to the restructuring of certain leases with one tenant (for further detail related to the restructuring see Note 25 to the consolidated financial statements in this Annual Report on Form 10-K). Subsequent to December 31, 2010 we received a retroactive waiver of this event of default and, as discussed above, the loan facility was paid in full on February 7, 2011.

Liquidity Requirements

Short-term liquidity requirements consist primarily of normal recurring corporate operating expenses, debt service requirements and distributions to shareholders. We meet these requirements primarily through cash provided by operating activities. Net cash provided by operating activities was $180.4 million, $148.8 million and $146.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. Net cash used in investing activities was $320.3 million, $192.0 million and $492.0 million for the years ended December 31, 2010, 2009 and 2008, respectively. Net cash provided by financing activities was $128.0 million, $15.7 million and $381.2 million for the years ended December 31, 2010, 2009 and 2008, respectively. We anticipate that our cash on hand, cash from operations, and funds available under our revolving credit facility will provide adequate liquidity to fund our operations, make interest and principal payments on our debt, and allow distributions to our shareholders and avoid corporate level federal income or excise tax in accordance with REIT Internal Revenue Code requirements.

Long-term liquidity requirements at December 31, 2010 consisted primarily of maturities of long-term debt. Contractual obligations as of December 31, 2010 are as follows (in thousands):

	Year ended December 31,
Contractual Obligations	2011	2012	2013	2014	2015	Thereafter	Total
Long Term Debt Obligations	$36,266	93,376	261,532	157,055	105,336	537,614	1,191,179

Interest on Long Term Debt Obligations	70,506	68,165	57,475	44,644	40,146	111,327	392,263

Operating Lease Obligations	360	392	408	434	454	358	2,406

Total	$107,132	161,933	319,415	202,133	145,936	649,299	1,585,848

Our unconsolidated joint venture, Atlantic EPR-II, has a mortgage note payable at December 31, 2010 of $12.6 million which matures in September 2013.

Commitments

As of December 31, 2010, we had one theatre development project and two retail development projects under construction for which we have agreed to finance the development costs. At December 31, 2010, we have have commitments to fund approximately $9.4 million of additional improvements which are expected to be funded in 2011. Development costs are advanced by us in periodic draws. If we determine that construction is not being completed in accordance with the terms of the development agreement, we can discontinue funding construction draws. We have agreed to lease the properties to the operator at pre-determined rates.

We have provided a guarantee of the payment of certain economic development revenue bonds related to four theatres in Louisiana for which we earn a fee at an annual rate of 1.75% over the 30 year term of the bond. We have recorded $3.2 million as a deferred asset included in other assets and $3.2 million included in other liabilities in the accompanying consolidated balance sheet as of December 31, 2010 related to this guarantee. No amounts have been accrued as a loss contingency related to this guarantee because payment by us is not probable.

We have certain commitments related to our mortgage note investments that we may be required to fund in the future. We are generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of our direct control. As of December 31, 2010, we had three mortgage notes receivable with commitments totaling approximately $36.2 million. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

Liquidity Analysis

In analyzing our liquidity, we generally expect that our cash provided by operating activities will meet our normal recurring operating expenses, recurring debt service requirements and distributions to shareholders.

We have no significant consolidated debt that matures before 2012. However, as discussed above, subsequent to December 31, 2010, we elected to prepay $86.2 million of debt that had original maturity dates in 2017 and 2018. We also paid $4.6 million to terminate the related interest rate swap agreements. In addition, during the first quarter of 2011, we expect to acquire four theatre properties for a total investment of $36.8 million. During 2012, we have approximately $65.3 million of consolidated debt maturities. Our cash commitments, as described above, include additional commitments under various mortgage notes receivable totaling approximately $36.2 million. Of the $36.2 million of mortgage note receivable commitments, approximately $13.9 million is expected to be funded in 2011.

Our sources of liquidity as of December 31, 2010 to pay the above 2011 commitments, loan prepayment amounts and four theatre acquisitions include the remaining amount available under our new unsecured revolving credit facility of approximately $178.0 million and unrestricted cash on hand of $11.8 million. Accordingly, while there can be no assurance, we expect that our sources of cash will exceed our existing commitments over the remainder of 2011.

We believe that we will be able to repay, extend, refinance or otherwise settle our debt obligations for 2012 and thereafter as the debt comes due, and that we will be able to fund our remaining commitments as necessary. However, there can be no assurance that additional financing or capital will be available, or that terms will be acceptable or advantageous to us.

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

Off Balance Sheet Arrangements

At December 31, 2010, we had a 31.5% and 23.8% investment interest in two unconsolidated real estate joint ventures, Atlantic-EPR I and Atlantic-EPR II, respectively, which are accounted for under the equity method of accounting. We do not anticipate any material impact on our liquidity as a result of commitments involving those joint ventures. On May 1, 2010, we contributed an additional $14.9 million to Atlantic-EPR I to pay off the Partnership’s long-term debt at its maturity of May 1, 2010. We expect to earn a priority return of 15% on our additional contribution per the partnership agreement. We recognized income of $1,945, $565 and $538 (in thousands) from our investment in the Atlantic-EPR I joint venture during the years ended December 31, 2010, 2009 and 2008, respectively. We recognized income of $350, $330 and $324 (in thousands) from our investment in the Atlantic-EPR II joint venture during the years ended December 31, 2010, 2009 and 2008, respectively. The Atlantic-EPR II joint venture has a mortgage note payable secured by a megaplex theatre. The note held by Atlantic EPR-II totals $12.6 million at December 31, 2010 and matures in September 2013. Condensed financial information for Atlantic-EPR I and Atlantic-EPR II joint ventures is included in Note 9 to the consolidated financial statements included in this Quarterly Report on Form 10-K.

The partnership agreements for Atlantic-EPR I and Atlantic-EPR II allow our partner, Atlantic of Hamburg, Germany (“Atlantic”), to exchange up to a maximum of 10% of its ownership interest per year in each of the joint ventures for common shares of the Company or, at our discretion, the cash value of those shares as defined in each of the partnership agreements. During 2008, we paid Atlantic-EPR I and Atlantic-EPR II cash of $132 and $79 (in thousands), respectively, in exchange for additional ownership in each joint venture of 0.7%. During 2009, we paid Atlantic cash of $109 and $9 (in thousands), respectively, in exchange for additional ownership of 0.7% and 0.2% for Atlantic-EPR I and Atlantic-EPR II, respectively. During 2010, we paid Atlantic cash of $627 and $186 (in thousands) in exchange for additional ownership of 2.9% and 1.6% for Atlantic-EPR I and Atlantic-EPR II, respectively. These exchanges did not impact total partners’ equity in either Atlantic-EPR I or Atlantic-EPR II.

In addition, as of December 31, 2010 and 2009, we had invested $2.9 million and $1.6 million, respectively, in unconsolidated joint ventures for two theatre projects located in China. We recognized a loss of $157 (in thousands) from its investment in these joint ventures for the year ended December 31, 2010. No income or loss was recognized for the years ended December 31, 2009 and 2008.

Capital Structure and Coverage Ratios

We believe that our shareholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest, fixed charge and debt service coverage ratios. We expect to maintain our debt to gross assets ratio (i.e. total long-term debt to total assets plus accumulated depreciation) between 35% and 45%. However, the timing and size of our equity and debt offerings may cause us to temporarily operate over this threshold. At December 31, 2010, this ratio was 37% as compared to 39% at December 31, 2009. Our long-term debt as a percentage of our total market capitalization at December 31, 2010 was 32%; however, we do not manage to a ratio based on total market capitalization due to the inherent variability that is driven by changes in the market price of our common shares. We calculate our total market capitalization of $3.8 billion by aggregating the following at December 31, 2010:

•	Common shares outstanding of 46,542,950 multiplied by the last reported sales price of our common shares on the NYSE of $46.25 per share, or $2.2 billion;

•	Aggregate liquidation value of our Series B preferred shares of $80.0 million;

•	Aggregate liquidation value of our Series C convertible preferred shares of $135.0 million;

•	Aggregate liquidation value of our Series D preferred shares of $115.0 million;

•	Aggregate liquidation value of our Series E convertible preferred shares of $86.3 million; and

•	Total long-term debt of $1.2 billion.

Our interest coverage ratio for the years ended December 31, 2010, 2009 and 2008 was 3.4 times, 3.1 times and 3.4 times, respectively. Interest coverage is calculated as the interest coverage amount (as calculated in the following table) divided by interest expense, gross (as calculated in the following table). We consider the interest coverage ratio to be an appropriate supplemental measure of a company’s ability to meet its interest expense obligations and management believes it is useful to investors in this regard. Our calculation of the interest coverage ratio may be different from the calculation used by other companies, and therefore, comparability may be limited. This information should not be considered as an alternative to any U.S. generally accepted accounting principles (“GAAP”) liquidity measures. The following table shows the calculation of our interest coverage ratios. Amounts below include the impact of discontinued operations, which are separately classified in the consolidated statements of income included in this Annual Report on Form 10-K (unaudited, dollars in thousands):

	Year Ended December 31,
	2010	2009	2008
Net income (loss)	$113,055	(11,906)	127,623
Interest expense, gross	78,420	73,390	72,658
Interest cost capitalized	(383)	(600)	(797)
Depreciation and amortization	53,427	47,720	43,829
Share-based compensation expense to management and trustees	4,710	4,307	3,965
Costs associated with loan refinancing	15,620	117	—
Straight-line rental revenue	(1,883)	(2,483)	(3,851)
Loss (gain) on sale of real estate from discontinued operations	736	—	(119)
Transaction costs	7,787	3,321	1,628
Provision for loan losses	700	70,954	—
Impairment charges	463	42,158	—
Gain on acquisition	(9,023)	—	—

Interest coverage amount	$263,629	226,978	244,936

Interest expense, net	$78,000	72,715	70,951
Interest income	37	75	910
Interest cost capitalized	383	600	797

Interest expense, gross	$78,420	73,390	72,658

Interest coverage ratio	3.4	3.1	3.4

The interest coverage amount per the above table is a non-GAAP financial measure and should not be considered an alternative to any GAAP liquidity measures. It is most directly comparable to the GAAP liquidity measure, “Net cash provided by operating activities,” and is not directly comparable to the GAAP liquidity measures, “Net cash used in investing activities” and “Net cash provided by financing activities.” The interest coverage amount can be reconciled to “Net cash provided by operating activities” per the consolidated statements of cash flows included in this Annual Report on Form 10-K as follows. Amounts below include the impact of discontinued operations, which are separately classified in the consolidated statements of cash flows included in this Annual Report on Form 10-K (unaudited, dollars in thousands):

	Year Ended December 31,
	2010	2009	2008
Net cash provided by operating activities	$180,391	148,817	146,256

Equity in income from joint ventures	2,138	895	1,962
Distributions from joint ventures	(2,482)	(986)	(2,262)
Amortization of deferred financing costs	(4,809)	(3,663)	(3,290)
Amortization of above market leases, net	(200)	—	—
Increase in mortgage notes accrued interest receivable	828	1,324	20,519
Increase (decrease) in restricted cash	(951)	148	(794)
Increase in accounts receivable, net	7,896	(1,583)	3,889
Decrease in notes and accrued interest receivable	(53)	(530)	(261)
Increase in direct financing lease receivable	4,750	3,762	2,285
Increase in other assets	3,382	3,471	2,612
Decrease (increase) in accounts payable and accrued liabilities	(22,178)	(104)	2,534
Decrease in unearned rents	1,314	1,799	1,848
Straight-line rental revenue	(1,883)	(2,483)	(3,851)
Interest expense, gross	78,420	73,390	72,658
Interest cost capitalized	(383)	(600)	(797)
Costs associated with loan refinancing (cash portion)	9,662	—	—
Transaction costs	7,787	3,321	1,628

Interest coverage amount	$263,629	226,978	244,936

Our fixed charge coverage ratio for the years ended December 31, 2010, 2009 and 2008 was 2.4 times, 2.2 times and 2.4 times, respectively. The fixed charge coverage ratio is calculated in exactly the same manner as the interest coverage ratio, except that preferred share dividends are also added to the denominator. We consider the fixed charge coverage ratio to be an appropriate supplemental measure of a company’s ability to make its interest and preferred share dividend payments and management believes it is useful to investors in this regard. Our calculation of the fixed charge coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures. Amounts below include the impact of discontinued operations, which are separately classified in the consolidated statements of income included in this Annual Report on Form 10-K. The following table shows the calculation of our fixed charge coverage ratios (unaudited, dollars in thousands):

	Year Ended December 31,
	2010	2009	2008
Interest coverage amount	$263,629	226,978	244,936

Interest expense, gross	78,420	73,390	72,658
Preferred share dividends	30,206	30,206	28,266

Fixed charges	$108,626	103,596	100,924

Fixed charge coverage ratio	2.4	2.2	2.4

Our debt service coverage ratio for the years ended December 31, 2010, 2009 and 2008 was 2.5 times, 2.3 times and 2.6 times, respectively. The debt service coverage ratio is calculated in exactly the same manner as the interest coverage ratio, except that recurring principal payments are also added to the denominator. We consider the debt service coverage ratio to be an appropriate supplemental measure of a company’s ability to make its debt service payments and management believes it is useful to investors in this regard. Our calculation of the debt service coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures. Amounts below include the impact of discontinued operations, which are separately classified in the consolidated statements of income included in this Annual Report on Form 10-K. The following table shows the calculation of our debt service coverage ratios (unaudited, dollars in thousands):

	Year Ended December 31,
	2010	2009	2008
Interest coverage amount	$263,629	226,978	244,936

Interest expense, gross	78,420	73,390	72,658
Recurring principal payments	27,262	25,174	23,331

Debt service	$105,682	98,564	95,989

Debt service coverage ratio	2.5	2.3	2.6

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

The following table summarizes our FFO, including per share amounts, for the years ended December 31, 2010, 2009 and 2008 (unaudited, in thousands, except per share information):

	Year ended December 31,
	2010	2009	2008
Net income (loss) available to common shareholders of Entertainment Properties Trust	$84,668	$(22,199)	$101,710
Loss on sale of real estate	736	—	—
Real estate depreciation and amortization	52,828	46,947	43,051
Allocated share of joint venture depreciation	308	263	510
Noncontrolling interest	(1,905)	(20,143)	(2,630)

FFO available to common shareholders	136,635	4,868	142,641

FFO available to common shareholders of Entertainment Properties Trust	$136,635	$4,868	$142,641
Preferred dividends for Series C	—	—	7,763

Diluted FFO available to common shareholders of Entertainment Properties Trust	136,635	4,868	150,404

FFO per common share attributable to Entertainment Properties Trust:
Basic	$3.02	$0.13	$4.61
Diluted	3.00	0.13	4.54

Shares used for computation (in thousands):
Basic	45,206	36,122	30,910
Diluted	45,555	36,236	33,094

Weighted average shares outstanding - diluted EPS	45,555	36,236	31,177
Effect of dilutive Series C preferred shares	—	—	1,917

Adjusted weighted average shares outstanding - diluted	45,555	36,236	33,094

Other financial information:
Dividends per common share	$2.60	2.60	3.36

The additional 1.9 million common shares that would result from the conversion of our 5.75% Series C cumulative convertible preferred shares and the additional 1.6 million common shares that would result from the conversion of our 9.0% Series E cumulative convertible preferred shares (issued on April 2, 2008) and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted earnings per share for the years ended December 31, 2010, 2009 and 2008 because the effect is anti-dilutive. However, because a conversion of the 5.75% Series C cumulative convertible preferred shares would be dilutive to FFO per share for the year ended December 31, 2008, these adjustments have been made in the calculation of diluted FFO per share for this period.

As discussed in Note 17 to the consolidated financial statements in this Annual Report on Form 10-K, our nonvested share awards are considered participating securities and are included in the calculation of earnings per share under the two-class method as required by the Earnings Per Share Topic of the FASB ASC. Prior-period earnings per share data was computed using the treasury stock method and has been adjusted retrospectively, which lowered basic and diluted FFO per share by $0.05 and $0.03 for the year ended December 31, 2008, respectively.

Adjusted Funds From Operations (AFFO)

In addition to FFO, AFFO is presented by adding to FFO non-cash impairment charges and provision for loan losses, transaction costs, non-real estate depreciation and amortization, deferred financing fees amortization, costs associated with loan refinancing, share-based compensation expense to management and trustees and amortization of above market leases, net; and subtracting maintenance capital expenditures (including second generation tenant improvements and leasing commissions), straight-lined rental revenue, the non-cash portion of mortgage and other financing income and gain on acquisition. AFFO is a widely used measure of the operating performance of real estate companies and is provided here as a supplemental measure to GAAP net income available to common shareholders and earnings per share, and management provides AFFO herein because it believes this information is useful to investors in this regard. AFFO is a non-GAAP financial measure and should not be considered an alternative to any GAAP liquidity measures. AFFO does not represent cash flows from operations as defined by GAAP and is not indicative that cash flows are adequate to fund all cash needs and is not to be considered an alternative to net income or any other GAAP measure as a measurement of the results of our operations or our cash flows or liquidity as defined by GAAP. It should also be noted that not all REITs calculate AFFO the same way so comparisons with other REITs may not be meaningful.

The following table summarizes our AFFO for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Year ended December 31,
	2010	2009	2008
Diluted FFO available to common shareholders of Entertainment Properties Trust	$136,635	$4,868	$150,404
Adjustments:
Non-cash impairment charges and provision for loan losses	1,163	113,112	—
Transaction costs	7,787	3,321	1,628
Non-real estate depreciation and amortization	596	773	778
Deferred financing fees amortization	4,809	3,663	3,290
Costs associated with loan refinancing	15,620	117	—
Share-based compensation expense to management and trustes	4,710	4,307	3,965
Maintenance capital expenditures (1)	(5,882)	(1,513)	(4,312)
Straight-lined rental revenue	(1,883)	(2,483)	(3,851)
Non-cash portion of mortgage and other financing income	(5,738)	(7,197)	(24,230)
Amortization of above market leases, net	200	—	—
Gain on acquisition	(9,023)	—	—

AFFO available to common shareholders of Entertainment Properties Trust	148,994	118,968	127,672

(1)	Includes maintenance capital expenditures and certain second generation tenant improvements and leasing commissions.

Impact of Recently Issued Accounting Standards

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU No. 2010-6”). This statement requires new disclosures and clarifies existing disclosure requirements about fair value measurement. ASU No. 2010-06 only applies to disclosures related to estimated fair values as disclosed in Note 15 to the consolidated financial statements in this Annual Report on Form 10-K.

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

Our leases are generally triple-net leases requiring the tenants to pay substantially all expenses associated with the operation of the properties, thereby minimizing our exposure to increases in costs and operating expenses resulting from inflation. A portion of our megaplex theatre, retail and restaurant leases are non-triple-net leases. These leases represent approximately 20% of our total real estate square footage. To the extent any of those leases contain fixed expense reimbursement provisions or limitations, we may be subject to increases in costs resulting from inflation that are not fully passed through to tenants.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, primarily relating to potential losses due to changes in interest rates and foreign currency exchange rates. We seek to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new long-term fixed rate borrowings whenever possible. We also have a $320.0 million unsecured revolving credit facility with $142.0 million outstanding as of December 31, 2010, term loans with an aggregate of $86.3 million outstanding as of December 31, 2010 (which were paid in full on February 7, 2011) and a $10.7 million bond, all of which bear interest at a floating rate. As further described in Note 14 to the consolidated financial statements in this Annual Report on Form 10-K, $83.0 million of the term loans were LIBOR based debt that had been converted to a fixed rate with six interest rate swaps. These interest rate swap agreements were settled in connection with the prepayment of the related loans.

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

The fair value of our debt as of December 31, 2010 and 2009 is estimated by discounting the future cash flows of each instrument using current market rates including current market spreads.

The following table presents the principal amounts, weighted average interest rates, and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes as of December 31 (including the impact of the interest rate swap agreements described below):

Expected Maturities (in millions)

	2011	2012	2013	2014	2015	Thereafter	Total	Estimated Fair Value
December 31, 2010:
Fixed rate debt	$35.9	93.0	119.1	156.6	104.8	525.9	1,035.3	1,065.6
Average interest rate	5.2%	6.5%	5.9%	6.3%	5.7%	6.7%	6.4%	5.4%
Variable rate debt	$0.4	0.4	142.4	0.5	0.5	11.7	155.9	155.9
Average interest rate (as of December 31, 2010)	2.3%	2.3%	3.3%	2.3%	2.3%	0.5%	3.0%	3.0%

	2010	2011	2012	2013	2014	Thereafter	Total	Estimated Fair Value
December 31, 2009:
Fixed rate debt	$138.2	140.4	92.8	118.9	152.0	390.0	1,032.3	1,020.6
Average interest rate	5.7%	5.9%	6.5%	5.8%	6.3%	5.8%	5.9%	5.9%
Variable rate debt	$57.8	37.8	0.4	0.5	0.5	12.1	109.1	109.1
Average interest rate (as of December 31, 2009)	5.9%	5.2%	2.2%	2.2%	2.2%	0.5%	5.0%	5.0%

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

In addition, in order to hedge our foreign currency exposure related to the expected proceeds from the anticipated sale of Toronto Dundas Square, we entered into a forward contract on February 3, 2011, to sell $200 million CAD for $201.5 million U.S. dollars with a settlement date of April 15, 2011.

See Note 14 to the consolidated financial statements in this Annual Report on Form 10-K for additional information on our derivative financial instruments and hedging activities.

Item 8. Financial Statements and Supplementary Data

Entertainment Properties Trust

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders

Entertainment Properties Trust:

We have audited the accompanying consolidated balance sheets of Entertainment Properties Trust and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedules II and III. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Entertainment Properties Trust and subsidiaries of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Kansas City, Missouri
March 1, 2011

ENTERTAINMENT PROPERTIES TRUST

Consolidated Balance Sheets

(Dollars in thousands except share data)

	December 31,
	2010	2009
Assets
Rental properties, net of accumulated depreciation of $297,068 and $258,638 at December 31, 2010 and 2009, respectively	$2,026,623	$1,854,629
Land held for development	184,457	4,457
Property under development	5,967	8,272
Mortgage notes and related accrued interest receivable, net	305,404	522,880
Investment in a direct financing lease, net	226,433	169,850
Investment in joint ventures	22,010	4,080
Cash and cash equivalents	11,776	23,138
Restricted cash	16,279	12,857
Intangible assets, net	35,644	6,727
Deferred financing costs, net	20,371	12,136
Accounts receivable, net	39,814	30,727
Notes and related accrued interest receivable, net	5,127	7,898
Other assets	23,515	23,081

Total assets	$2,923,420	$2,680,732

Liabilities and Equity

Liabilities:
Accounts payable and accrued liabilities	$56,488	$28,411
Common dividends payable	30,253	27,880
Preferred dividends payable	7,551	7,552
Unearned rents and interest	6,691	7,509
Long-term debt	1,191,179	1,141,423

Total liabilities	1,292,162	1,212,775

Equity:
Common Shares, $.01 par value; 75,000,000 shares authorized; and 47,769,422 and 43,867,677 shares issued at December 31, 2010 and 2009, respectively	477	438
Preferred Shares, $.01 par value; 25,000,000 shares authorized:
3,200,000 Series B shares issued at December 31, 2010 and 2009; liquidation preference of $80,000,000	32	32
5,400,000 Series C convertible shares issued at December 31, 2010 and 2009; liquidation preference of $135,000,000	54	54
4,600,000 Series D shares issued at December 31, 2010 and 2009; liquidation preference of $115,000,000	46	46
3,450,000 Series E convertible shares issued at December 31, 2010 and 2009; liquidation preference of $86,250,000	35	35
Additional paid-in-capital	1,785,371	1,633,116
Treasury shares at cost: 1,226,472 and 974,749 common shares at December 31, 2010 and 2009, respectively	(39,762)	(29,968)
Loans to shareholders	—	(1,925)
Accumulated other comprehensive income	38,842	18,961
Distributions in excess of net income	(181,856)	(147,927)

Entertainment Properties Trust shareholders’ equity	1,603,239	1,472,862

Noncontrolling interests	28,019	(4,905)

Equity	1,631,258	1,467,957

Total liabilities and equity	$2,923,420	$2,680,732

See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST

Consolidated Statements of Income

(Dollars in thousands except per share data)

	Year Ended December 31,
	2010	2009	2008
Rental revenue	$235,008	$195,784	$190,578
Tenant reimbursements	25,225	15,438	16,158
Other income	568	2,890	2,241
Mortgage and other financing income	52,263	44,999	60,435

Total revenue	313,064	259,111	269,412

Property operating expense	35,830	21,969	20,802
Other expense	1,297	2,495	2,103
General and administrative expense	18,227	15,169	15,286
Costs associated with loan refinancing	15,247	117	—
Interest expense, net	74,802	65,747	63,990
Transaction costs	7,787	3,321	1,628
Provision for loan losses	700	70,954	—
Impairment charges	463	6,357	—
Depreciation and amortization	52,099	42,111	38,824

Income before equity in income from joint ventures, gain on acquisition and discontinued operations	106,612	30,871	126,779

Equity in income from joint ventures	2,138	895	1,962
Gain on acquisition	9,023	—	—

Income from continuing operations	$117,773	$31,766	$128,741

Discontinued operations:
Loss from discontinued operations	(3,982)	(43,672)	(1,237)
Gain (loss) on sale of real estate	(736)	—	119

Net income (loss)	113,055	(11,906)	127,623
Add: Net loss attributable to noncontrolling interests	1,819	19,913	2,353

Net income attributable to Entertainment Properties Trust	114,874	8,007	129,976

Preferred dividend requirements	(30,206)	(30,206)	(28,266)

Net income (loss) available to common shareholders of Entertainment Properties Trust	$84,668	$(22,199)	$101,710

Per share data attributable to Entertainment Properties Trust common shareholders:
Basic earnings per share data:
Income from continuing operations	$1.93	$0.04	$3.24
Income (loss) from discontinued operations	(0.06)	(0.65)	0.05

Net income (loss) available to common shareholders	$1.87	$(0.61)	$3.29

Diluted earnings per share data:
Income from continuing operations	$1.92	$0.04	$3.21
Income (loss) from discontinued operations	(0.06)	(0.65)	0.05

Net income (loss) available to common shareholders	$1.86	$(0.61)	$3.26

Shares used for computation (in thousands):
Basic	45,206	36,122	30,910
Diluted	45,555	36,235	31,177

See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST

Consolidated Statements of Changes in Equity

Years Ended December 31, 2010, 2009 and 2008

(Dollars in thousands)

	Entertainment Properties Trust Shareholders’ Equity
	Common Stock		Preferred Stock		Additional paid-in	Treasury shares	Loans to shareholders	Accumulated other comprehensive income (loss)	Distributions in excess of net income	Noncontrolling Interests
	Shares	Par	Shares	Par	capital						Total
Balance at December 31, 2007	28,878,285	$289	13,200,000	$132	$1,023,598	$(22,889)	$(3,525)	$35,994	$(25,706)	$18,207	1,026,100
Shares issued to Trustees	6,300	—	—	—	332	—	—	—	—	—	332
Issuance of nonvested shares, including nonvested shares issued for the payment of bonuses	120,691	1	—	—	1,991	—	—	—	—	—	1,992
Amortization of nonvested shares	—	—	—	—	3,179	—	—	—	—	—	3,179
Share option expense	—	—	—	—	446	—	—	—	—	—	446
Foreign currency translation adjustment	—	—	—	—	—	—	—	(48,760)	—	—	(48,760)
Change in unrealized gain on derivatives	—	—	—	—	—	—	—	6,597	—	—	6,597
Payment received on shareholder loan	—	—	—	—	—	—	1,600	—	—	—	1,600
Net income	—	—	—	—	—	—	—	—	129,976	(2,353)	127,623
Purchase of 16,771 common shares for treasury	—	—	—	—	—	(777)	—	—	—	—	(777)
Issuances of common shares, net of costs of $10,700	4,646,991	46	—	—	224,306	—	—	—	—	—	224,352
Issuance of preferred shares, net of costs of $2,800	—	—	3,450,000	35	83,403	—	—	—	—	—	83,438
Stock option exercises, net	81,914	1	—	—	2,543	(2,691)	—	—	—	—	(147)
Dividends to common and preferred shareholders	—	—	—	—	—	—	—	—	(132,687)	—	(132,687)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	(637)	(637)

Balance at December 31, 2008	33,734,181	$337	16,650,000	$167	$1,339,798	$(26,357)	$(1,925)	$(6,169)	$(28,417)	$15,217	1,292,651
Restricted share units issued to Trustees	20,508	—	—	—	390	—	—	—	—	—	390
Issuance of nonvested shares, including nonvested shares issued for the payment of bonuses	218,797	2	—	—	2,413	—	—	—	—	—	2,415
Cancellation of 5,411 employee nonvested shares	—	—	—	—	180	(180)	—	—	—	—	—
Amortization of nonvested shares	—	—	—	—	3,257	—	—	—	—	—	3,257
Share option expense	—	—	—	—	679	—	—	—	—	—	679
Foreign currency translation adjustment	—	—	—	—	—	—	—	34,325	—	—	34,325
Change in unrealized gain/loss on derivatives	—	—	—	—	—	—	—	(9,195)	—	—	(9,195)
Net income (loss)	—	—	—	—	—	—	—	—	8,007	(19,913)	(11,906)
Purchase of 40,565 common shares for treasury	—	—	—	—	—	(1,201)	—	—	—	—	(1,201)
Issuances of common shares, net of costs of $727	9,793,263	98	—	—	284,975	—	—	—	—	—	285,073
Stock option exercises, net	100,928	1	—	—	1,424	(2,230)	—	—	—	—	(805)
Dividends to common and preferred shareholders	—	—	—	—	—	—	—	—	(127,517)	—	(127,517)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	(209)	(209)

Balance at December 31, 2009	43,867,677	$438	16,650,000	$167	$1,633,116	$(29,968)	$(1,925)	$18,961	$(147,927)	$(4,905)	$1,467,957

Restricted share units issued to Trustees	10,506	—	—	—	473	—	—	—	—	—	473
Issuance of nonvested shares, including nonvested shares issued for the payment of bonuses	116,128	1	—	—	1,295	—	—	—	—	—	1,296
Cancellation of 355 employee nonvested shares	—	—	—	—	8	(8)	—	—	—	—	—
Amortization of nonvested shares	—	—	—	—	3,590	—	—	—	—	—	3,590
Share option expense	—	—	—	—	674	—	—	—	—	—	674
Foreign currency translation adjustment	—	—	—	—	—	—	—	19,070	—	—	19,070
Change in unrealized gain/loss on derivatives	—	—	—	—	—	—	—	(7,864)	—	—	(7,864)
Loss reclassified from accumulated other comprehensive income into earnings from termination of derivatives	—	—	—	—	—	—	—	8,675	—	—	8,675
Non-cash payment received on shareholder loans of 86,056 common shares	—	—	—	—	—	(3,261)	1,644	—	—	—	(1,617)
Payment received on shareholder loan	—	—	—	—	—	—	281	—	—	—	281
Net income (loss)	—	—	—	—	—	—	—	—	114,874	(1,819)	113,055
Purchase of 61,869 common shares for treasury	—	—	—	—	—	(2,182)	—	—	—	—	(2,182)
Issuances of common shares, net of costs of $6,623	3,606,368	36	—	—	141,206	—	—	—	—	—	141,242
Stock option exercises, net	168,743	2	—	—	3,526	(4,343)	—	—	—	—	(815)
Dividends to common and preferred shareholders	—	—	—	—	—	—	—	—	(148,803)	—	(148,803)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	10	10
Impact of litigation settlement including option granted on Concord land	—	—	—	—	1,483	—	—	—	—	34,733	36,216

Balance at December 31, 2010	47,769,422	$477	16,650,000	$167	$1,785,371	$(39,762)	$—	$38,842	$(181,856)	$28,019	$1,631,258

See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Year Ended December 31,
	2010	2009	2008
Net income (loss)	$113,055	$(11,906)	$127,623

Other comprehensive income (loss):
Foreign currency translation adjustment	19,070	34,325	(48,760)
Change in unrealized gain (loss) on derivatives	(7,864)	(9,195)	6,597

Comprehensive income	124,261	13,224	85,460
Comprehensive loss attributable to the noncontrolling interests	1,819	19,913	2,353

Comprehensive income attributable to Entertainment Properties Trust	$126,080	$33,137	$87,813

See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,
	2010	2009	2008
Operating activities:
Net income (loss)	$113,055	$(11,906)	$127,623
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on acquisition	(9,023)	—	—
Provision for loan losses	700	70,954	—
Non-cash impairment charges	463	6,357	—
Loss from discontinued operations	4,718	43,672	1,118
Costs associated with loan refinancing (non-cash portion)	5,958	117	—
Equity in income from joint ventures	(2,138)	(895)	(1,962)
Distributions from joint ventures	2,482	986	2,262
Depreciation and amortization	52,099	42,111	38,824
Amortization of deferred financing costs	4,809	3,663	3,290
Amortization of above market leases, net	200	—	—
Share-based compensation expense to management and trustees	4,710	4,307	3,965
Decrease (increase) in restricted cash	951	(148)	795
Increase in mortgage notes accrued interest receivable	(828)	(1,324)	(20,519)
Decrease (increase) in accounts receivable, net	(8,602)	306	(2,405)
Decrease in notes receivable and accrued interest receivable	53	530	261
Increase in direct financing lease receivable	(4,750)	(3,762)	(2,285)
Increase in other assets	(3,395)	(3,355)	(2,412)
Increase (decrease) in accounts payable and accrued liabilities	19,899	(1,353)	(2,347)
Decrease in unearned rents	(1,430)	(1,339)	(1,902)

Net operating cash provided by continuing operations	179,931	148,921	144,306
Net operating cash provided (used) by discontinued operations	460	(104)	1,950

Net cash provided by operating activities	180,391	148,817	146,256

Investing activities:
Acquisition of rental properties and other assets	(242,183)	(135,112)	(142,581)
Investment in unconsolidated joint ventures	(16,691)	(1,677)	(117)
Cash paid related to Cappelli settlement	(4,586)	—	—
Investment in mortgage notes receivable	(6,288)	(35,945)	(180,730)
Proceeds from mortgage note receivable paydown	—	3,512	—
Investment in promissory notes receivable	—	(4,108)	(10,149)
Proceeds from promissory note receivable paydown	—	1,000	—
Investment in direct financing lease, net	(51,833)	—	(124,043)
Additions to properties under development	(4,934)	(19,672)	(35,038)

Net cash used by investing activities of continuing operations	(326,515)	(192,002)	(492,658)
Net cash used by other investing activities of discontinued operations	(1,259)	—	(280)
Net proceeds from sale of real estate from discontinued operations	7,456	—	986

Net cash used by investing activities	(320,318)	(192,002)	(491,952)

Financing activities:
Proceeds from long-term debt facilities	867,256	132,006	543,660
Principal payments on long-term debt	(711,880)	(266,500)	(345,591)
Deferred financing fees paid	(14,683)	(5,017)	(3,899)
Net proceeds from issuance of common shares	141,134	284,965	224,214
Net proceeds from issuance of preferred shares	—	—	83,438
Impact of stock option exercises, net	(815)	(805)	(147)
Proceeds from payment on shareholder loan	281	—	1,600
Purchase of common shares for treasury	(2,182)	(1,201)	(777)
Contributions (distributions) paid from (to) noncontrolling interests	10	(209)	(637)
Dividends paid to shareholders	(146,324)	(126,907)	(124,930)

Net cash provided by financing activities of continuing operations	132,797	16,332	376,931

Net cash used by financing activities of discontinued operations	(4,842)	(674)	4,265

Net cash provided by financing activities	127,955	15,658	381,196
Effect of exchange rate changes on cash	610	583	(588)

Net increase (decrease) in cash and cash equivalents	(11,362)	(26,944)	34,912
Cash and cash equivalents at beginning of the year	23,138	50,082	15,170

Cash and cash equivalents at end of the year	$11,776	$23,138	$50,082

Supplemental information continued on next page.

ENTERTAINMENT PROPERTIES TRUST

Consolidated Statements of Cash Flows

(Dollars in thousands)

Continued from previous page.

	Year ended December 31,
	2010	2009	2008
Supplemental schedule of non-cash activity:
Transfer of property under development to rental property	$7,005	$38,990	$26,742
Issuance of nonvested shares and restricted share units at fair value, including nonvested shares issued for payment of bonuses	$4,718	$4,368	$6,028
Receipt of 86,056 common shares in payment of shareholder loans	$3,261	$—	$—

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$63,096	$70,124	$69,160
Cash paid (received) during the year for income taxes	$469	$(383)	$(429)

See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

1. Organization

Description of Business

Entertainment Properties Trust (the Company) is a Maryland real estate investment trust (REIT) organized on August 29, 1997. The Company develops, owns, leases and finances megaplex theatres, entertainment retail centers (centers generally anchored by an entertainment component such as a megaplex theatre and containing other entertainment-related or retail properties), public charter schools and destination recreational and specialty properties. The Company’s properties are located in the United States and Canada.

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

The Company adopted Accounting Standards Update (ASU) 2009-17 “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (ASU 2009-17) on January 1, 2010. ASU 2009-17 (included in FASB ASC Topic 810 on Consolidation) requires the consolidation of VIEs in which an enterprise has a controlling financial interest. A controlling financial interest will have both of the following characteristics: the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. This statement requires an ongoing reassessment of and eliminates the quantitative approach previously required for determining whether a company is the primary beneficiary and requires enhanced disclosures on variable interest entities. Upon adoption of ASU 2009-17 on January 1, 2010, the Company did not consolidate any additional VIEs and no VIEs were deconsolidated.

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

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

statements, including beginning balances, activity for the period and ending balances for equity, noncontrolling interests and total equity. The Company does not have any redeemable noncontrolling interests under the scope of FASB ASC Topic 480 on Distinguishing Liabilities from Equity.

As further explained in Note 10, the Company owns 96% of the membership interests of VinREIT, LLC (VinREIT). Net income attributable to noncontrolling interest related to VinREIT was $86 thousand, $231 thousand and $277 thousand for the years ended December 31, 2010, 2009 and 2008, respectively, representing GWP’s portion of the annual cash flow. Total noncontrolling interest in VinREIT included in the accompanying consolidated balance sheets was $231 thousand and $133 thousand at December 31, 2010 and 2009, respectively.

As further described in Note 8, on June 18, 2010, the Company entered into a series of agreements with Louis Cappelli (Mr. Cappelli) and several of his affiliates regarding the settlement of all pending litigation and a restructuring of the Company’s investments with Mr. Cappelli and his affiliates. Among other things, as a part of the settlement, the Company now owns 100% of the New Rochelle, New York entertainment retail center (New Roc), and no longer has any ownership interest in the City Center entertainment retail center in White Plains, New York (City Center.)

Prior to June 18, 2010, New Roc was owned 71.4% by the Company. There was no net income attributable to noncontrolling interest related to New Roc for the years ended December 31, 2010, 2009 and 2008. Total noncontrolling interest in New Roc included in the accompanying consolidated balance sheets was $3.9 million at December 31, 2009.

Prior to June 18, 2010, the Company had a 66.67% voting interest in LC White Plains Retail LLC, LC White Plains Recreation LLC and Cappelli Group LLC (together the White Plains LLCs), which owned City Center. Each of these entities was formerly a VIE and the Company was deemed the primary beneficiary. Net loss attributable to noncontrolling interest related to the White Plains LLCs was $1.9 million, $20.1 million and $2.6 million, respectively, for the years ended December 31, 2010, 2009 and 2008. Total noncontrolling interest in the White Plains LLCs was ($9.0 million) at December 31, 2009. The operating results of this property have been reclassified into discontinued operations in the accompanying consolidated statements of income for the years ended December 31, 2010, 2009 and 2008.

As further explained in Note 10, Suffolk Retail LLC (Suffolk) is a VIE in which the Company has been deemed to be the primary beneficiary. Accordingly, the financial statements of this VIE have been consolidated into the Company’s financial statements. There was no net income or loss attributable to noncontrolling interest related to Suffolk for the years ended December 31, 2010, 2009 or 2008. Total noncontrolling interest in Suffolk was $3.0 thousand at December 31, 2010 and 2009.

Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

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

Accounting for Acquisitions

Upon acquisitions of real estate properties, the Company records the fair value of acquired tangible assets (consisting of land, building, tenant improvements, and furniture, fixtures and equipment) and identified intangible assets and liabilities (consisting of above and below market leases, in-place leases, tenant relationships and assumed financing that is determined to be above or below market terms) as well as any noncontrolling interest in accordance with FASB ASC Topic 805 on Business Combinations (“Topic 805”). In addition, in accordance with Topic 805, acquisition-related costs in connection with business combinations are expensed as incurred, rather than capitalized. Costs related to such transactions, as well as costs associated with terminated transactions, are included in the accompanying Consolidated Statements of Income as transaction costs. Transaction costs totaled $7.8 million, $3.3 million and $1.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

December 31, 2010, 2009 and 2008

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

Management of the Company reviews the carrying value of intangible assets for impairment on an annual basis. Intangible assets consist of the following at December 31 (in thousands):

	2010	2009
In-place leases, net of accumulated amortization of $11.3 million and $6.9 million, respectively	$29,651	6,034
Above market leases, net of accumulated amortization of $0.2 million at December 31, 2010	5,300	—
Goodwill	693	693

Total intangible assets, net	$35,644	6,727

In-place leases, net at December 31, 2010 of approximately $29.7 million, relate to four entertainment retail centers in Ontario, Canada that were purchased on March 1, 2004, one

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

entertainment retail center in Ontario, Canada that was purchased on March 4, 2010 and one entertainment retail center in Burbank, California that was purchased on March 31, 2005. Above market leases, net relate to the entertainment retail center in Ontario, Canada that was purchased on March 4, 2010. Goodwill at December 31, 2010 and 2009 relates solely to the acquisition of New Roc that was acquired on October 27, 2003. Amortization expense related to in-place leases is computed using the straight-line method and was $3.9 million, $3.2 million and $2.7 million for the years ended December 31, 2010, 2009 and 2008, respectively. The weighted average life for these in-place leases at December 31, 2010 is 9.7 years. Amortization expense related to above market leases is computed using the straight-line method and was $200 thousand for the year ended December 31, 2010. There was no amortization expense related to above market leases for the years ended December 31, 2009 and 2008.

Future amortization of in-place leases and above market leases, net at December 31, 2010 is as follows (in thousands):

	In-place leases	Above market leases, net
Year:
2011	$3,444	214
2012	3,444	214
2013	3,444	232
2014	2,856	261
2015	2,737	259
Thereafter	13,726	4,120

Total	$29,651	5,300

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

Revenue Recognition

Rents that are fixed and determinable are recognized on a straight-line basis over the minimum terms of the leases. Base rent escalation on leases that are dependent upon increases in the Consumer Price Index (CPI) is recognized when known. In addition, most of the Company’s tenants are subject to additional rents if gross revenues of the properties exceed certain thresholds

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

defined in the lease agreements (percentage rents). Percentage rents are recognized at the time when specific triggering events occur as provided by the lease agreements. Percentage rents of $2.1 million, $1.5 million and $1.7 million were recognized for the years ended December 31, 2010, 2009 and 2008, respectively. Lease termination fees are recognized when the related leases are canceled and the Company has no obligation to provide services to such former tenants. No termination fees were recognized during the years ended December 31, 2010, 2009 and 2008.

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

Allowance for Doubtful Accounts

Accounts receivable is reduced by an allowance for amounts that may become uncollectible in the future. The Company’s accounts receivable balance is comprised primarily of rents and operating cost recoveries due from tenants as well as accrued rental rate increases to be received over the life of the existing leases. The Company regularly evaluates the adequacy of its allowance for doubtful accounts. The evaluation primarily consists of reviewing past due account balances and considering such factors as the credit quality of the Company’s tenants, historical trends of the tenant and/or other debtor, current economic conditions and changes in customer payment terms. Additionally, with respect to tenants in bankruptcy, the Company estimates the expected recovery through bankruptcy claims and increases the allowance for amounts deemed uncollectible. If the Company’s assumptions regarding the collectiblity of accounts receivable prove incorrect, the Company could experience write-offs of the accounts receivable or accrued straight-line rents receivable in excess of its allowance for doubtful accounts. The allowance for doubtful accounts was $6.7 million and $4.9 million at December 31, 2010 and 2009.

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

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

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

In 2004 and 2010, the Company acquired certain real estate operations that are subject to income tax in Canada. Also, the Company has certain taxable REIT subsidiaries, as permitted under the Code, through which it conducts certain business activities. The taxable REIT subsidiaries are subject to federal and state income taxes on their net taxable income. Temporary differences between income for financial reporting purposes and taxable income for the Canadian operations and the taxable REIT subsidiaries relate primarily to depreciation, amortization of deferred financing costs and straight line rents. As of December 31, 2010 and 2009, respectively, the Canadian operations and the taxable REIT subsidiaries had deferred tax assets totaling approximately $33.8 million and $12.1 million and deferred tax liabilities totaling approximately $21.7 million and $4.3 million. As there is no assurance that the Canadian operations and the taxable REIT subsidiaries will generate taxable income in the future beyond the reversal of temporary taxable differences, the deferred tax assets have been offset by a valuation allowance such that there is no net deferred tax asset at December 31, 2010 and 2009. Furthermore, the Company qualified as a REIT and distributed the necessary amount of taxable income such that no federal income taxes were due for the years ended December 31, 2010, 2009 and 2008. Accordingly, no provision for federal income taxes was recorded for any of those years. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company is subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed taxable income.

The Company’s policy is to recognize estimated interest and penalties as general and administrative expense. The Company believes that it has appropriate support for the income tax positions taken on its tax returns and that its accruals for tax liabilities are adequate for all open years (after 2007 for federal and state and after 2005 for Canada) based on an assessment of many factors including past experience and interpretations of tax laws applied to the facts of each matter.

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

Concentrations of Risk

American Multi-Cinema, Inc. (AMC) is the lessee of a substantial portion (38%) of the megaplex theatre rental properties held by the Company (including joint venture properties) at December 31, 2010 as a result of a series of sale leaseback transactions pertaining to a number of AMC megaplex theatres. A substantial portion of the Company’s total revenues (approximately $112.7 million or 36%, $103.7 million or 40%, and $102.4 million or 38% for the years ended December 31, 2010, 2009 and 2008, respectively) result from the revenue by AMC under the leases, or its parent, AMC Entertainment, Inc. (AMCE), as the guarantor of AMC’s obligations under the leases. AMCE had total assets of $3.7 billion and $3.7 billion, total liabilities of $2.9 billion and $2.7 billion and total stockholders’ equity of $761 million and $1.0 billion at April 1, 2010 and April 2, 2009, respectively. AMCE had net earnings of $69.8 million for the fifty-two weeks ended April 1, 2010 and a net loss of $81.2 million for the fifty-two weeks ended April 2, 2009. In addition, AMCE had net earnings of $36.9 million for the thirty-nine weeks ended December 30, 2010. AMCE has publicly held debt and the foregoing financial information was reported in its consolidated financial information which is publicly available.

For the year ended December 31, 2010, approximately $62.3 million, or 20% of total revenue was derived from the Company’s five entertainment retail centers in Ontario, Canada. For the years ended December 31, 2009 and 2008, approximately $35.9 million, or 14% and $37.6 million, or 14% of total revenue was derived from the Company’s four entertainment retail centers in Ontario, Canada, respectively. For the year ended December 31, 2008, $54.4 million, or 19% of our total revenue was derived from the Company’s four entertainment retail centers in Ontario, Canada combined with the mortgage financing interest related to the Company’s mortgage note receivable held in Canada and initially funded on June 1, 2005. For the years ended December 31, 2010 and 2009, no mortgage financing interest income was recognized related to the Company’s previous mortgage note receivable held in respect of Toronto Dundas Square, a 13-level entertainment retail center located in downtown Toronto consisting of 330,000 square feet of net rentable area and a signage business consisting of 25,000 square feet of digital and static signage. As further described in Note 3, the Company acquired this project on March 4, 2010 and paid off the related term loan on June 30, 2010. The Company’s wholly owned subsidiaries that hold the Canadian entertainment retail centers (including Toronto Dundas Square) and third-party debt represent approximately $355.2 million or 22% of the Company’s net assets as of December 31, 2010. The Company’s wholly owned subsidiaries that hold the Canadian entertainment retail centers and third-party debt and held the previous mortgage note receivable related to Toronto Dundas Square (net of loan loss reserve) represented approximately $228.6 million or 16% of the Company’s net assets as of December 31, 2009.

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

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

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

Share based compensation expense consists of share option expense, amortization of nonvested share grants, and shares and share units issued to non-employee Trustees for payment of their annual retainers. Share based compensation is included in general and administrative expense in the accompanying consolidated statements of income, and totaled $4.7 million, $4.3 million and $4.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

The expense related to share options included in the determination of net income for the years ended December 31, 2010, 2009 and 2008 was $674 thousand, $679 thousand and $446 thousand, respectively. The following assumptions were used in applying the Black-Scholes option pricing model at the grant dates: risk-free interest rate of 2.6% to 3.1% and 2.6% to 2.8% and 3.2% to 3.5% in 2010, 2009 and 2008, respectively, dividend yield of 6.5% to 6.6%, 6.5% to 6.6% and 6.7% in 2010, 2009 and 2008, respectively, volatility factors in the expected market price of the Company’s common shares of 39.5% to 39.6%, 31.4% to 37.5% and 23.2% in 2010, 2009 and 2008, respectively, no expected forfeitures and an expected life of eight years. The Company uses historical data to estimate the expected life of the option and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Additionally, expected volatility is computed based on the average historical volatility of the Company’s publicly traded shares.

Nonvested Shares Issued to Employees

The Company grants nonvested shares to employees pursuant to both the Annual Incentive Program and the Long-Term Incentive Plan. The Company amortizes the expense related to the nonvested shares awarded to employees under the Long-Term Incentive Plan and the premium awarded under the nonvested share alternative of the Annual Incentive Program on a straight-line

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

basis over the future vesting period (three to five years). Total expense recognized related to all nonvested shares was $3.6 million, $3.3 million and $3.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Shares Issued to Non-Employee Trustees

Prior to 2009, the Company issued shares to non-employee Trustees for payment of their annual retainers. These shares vested immediately but could not be sold for a period of one year from the grant date. This expense was amortized by the Company on a straight-line basis over the year of service by the non-employee Trustees. Total expense recognized related to shares issued to non-employee Trustees was $111 thousand and $340 thousand for the years ended December 31, 2009 and 2008, respectively.

Restricted Share Units Issued to Non-Employee Trustees

In 2009, the Company began issuing restricted share units to non-employee Trustees for payment of their annual retainers. The fair value of the share units granted was based on the share price at the date of grant. The share units vest upon the earlier of the day preceding the next annual meeting of shareholders or a change of control. The settlement date for the shares is selected by the non-employee trustee, and ranges from three years from the grant date to upon termination of service. This expense was amortized by the Company on a straight-line basis over the year of service by the non-employee Trustees. Total expense recognized related to shares issued to non-employee Trustees was $445 thousand and $260 thousand for the years ended December 31, 2010 and 2009, respectively. No expense was recognized related to these restricted share units for the year ended December 31, 2008.

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

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

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

Reclassifications

Certain reclassifications have been made to the prior period amounts to conform to the current period presentation.

3. Rental Properties

The following table summarizes the carrying amounts of rental properties as of December 31, 2010 and 2009 (in thousands):

	2010	2009
Buildings and improvements	$1,709,330	1,558,465
Furniture, fixtures & equipment	72,082	68,227
Land	542,279	486,575

	2,323,691	2,113,267
Accumulated depreciation	(297,068)	(258,638)

Total	$2,026,623	1,854,629

Depreciation expense on rental properties was $47.2 million, $39.7 million and $36.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

On March 4, 2010, the Company completed the acquisition of Toronto Dundas Square, previously in receivership, by paying off senior debt of approximately $122 million Canadian dollars (CAD) ($119 million US). As a result of the closing of this acquisition, the Company’s second mortgage note on the project has been extinguished. The Company closed on a CAD $100 million ($98 million US) first mortgage term loan with a group of banks in conjunction with the acquisition. As further described in Note 12, this term loan was paid in full on June 30, 2010.

Acquisition-related costs in connection with this business combination of $7.3 million US were expensed as incurred during the three months ended March 31, 2010 and related primarily to transfer taxes.

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

The following table shows the details of the Company’s investment and a detail of the net assets recorded in the consolidated balance sheet as of the March 4, 2010 acquisition date (in thousands and US$ converted on date of acquisition):

Cash paid to acquire project, net of $4.5 million cash acquired	$111,593
Extinguishment of mortgage note recievable	93,295

Total investment	$204,888

Fair value of assets and liabilities acquired:
Rental properties	$190,844
In-place leases	26,333
Above-market leases, net	5,315
Other assets	3,680
Unearned rents	(1,239)
Accounts payable and accrued liabilities	(11,577)

Total net assets acquired	$213,356

Change to net assets acquired	555

Gain on acquisition	$9,023

During the quarter ended September 30, 2009, the Company recorded a provision for loan loss of CAD $37.6 million ($34.8 million U.S.) related to its mortgage note investment in the project. As the mortgage note was extinguished upon acquisition of the project, the fair value of the net assets acquired exceeded the Company’s investment (including the extinguishment of the mortgage note) in the project acquisition and, accordingly, a gain on acquisition was recognized. As of the March 4, 2010 acquisition date, Toronto Dundas Square had a fair value of approximately CAD $229.3 million ($222.5 million US), including CAD $42.7 million ($41.4 million US) related to the signage business associated with Toronto Dundas Square. Management determined the fair value of the real estate utilizing an independent appraisal which included CAD $27.1 million ($26.3 million US) of in-place leases and CAD $5.5 million ($5.3 million US) of net above-market leases. Amortization expense related to these in-place leases is computed using the straight-line method and was CAD $2.7 million ($2.7 million US) for the year ended December 31, 2010. The weighted average remaining life of these in-place leases at December 31, 2010 was 10.8 years. Additionally, amortization related to the above market leases, net is included as a reduction of rental revenue in the accompanying consolidated statement of income and is computed using the straight-line method. Amortization of above market leases, net was CAD $205 thousand ($200 thousand US) for the year ended December 31, 2010.

Subsequent to the acquisition of Toronto Dundas Square, the Company received additional funds from the receiver which increased the gain on acquisition by $555 thousand. These additional funds were a result of the completion of the receivership process and were due to less than anticipated claims being paid through the receivership.

On June 11, 2010, the Company acquired 12 theatre properties from a third party, for a total investment of $124.4 million. The theatre properties are located in Colorado, California, Texas and Indiana, contain an aggregate of approximately 192 screens, and are comprised of an

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

aggregate of approximately 864,530 square feet of space located on 139 acres. The theatre properties are leased to Cinemark USA pursuant to triple net leases with the tenant responsible for all taxes, costs and expenses arising from the use or operation of the properties. The leases contain cross-default provisions pursuant to which a default under one lease would result in a default under each other lease. The remaining initial lease term is approximately eight years, with a step down in rent of 11.5% in the event the tenant exercises the first of five tenant options to extend for five years each.

On June 15, 2010, the Company completed the sale of a ten acre vineyard and winery facility in Napa Valley, California for $6.5 million and a loss on sale of $934 thousand was recognized during the three months ended June 30, 2010. As further detailed in Note 22, the results of operations of the property have been classified within discontinued operations. In conjunction with the sale, the Company paid in full the $4.6 million mortgage note that was secured by the property and terminated the related interest rate swap agreement. See Note 12 for further discussion.

As further described in Note 8, on June 18, 2010, the Company entered into a series of agreements with Mr. Cappelli and several of his affiliates regarding the settlement of all pending litigation and a restructuring of the Company’s investments with Mr. Cappelli and his affiliates. The Company now owns 100% of New Roc and no longer has any ownership interest in City Center.

On July 14, 2010, the Company sold a parcel of land including one building adjacent to one of its megaplex theatres in Arroyo Grande, California for $1.2 million and a gain on sale of $198 thousand was recognized during the three months ended September 30, 2010. As further detailed in Note 22, the results of operations of the property have been classified within discontinued operations.

4. Impairment Charges

As further described in Note 8, City Center was previously held in a consolidated joint venture. The Company performed an impairment assessment of this asset as of September 30, 2009. It was determined that the carrying value of the asset exceeded the estimated fair value by $35.8 million, and an impairment charge was recorded at September 30, 2009 for this amount, which was comprised of $32.4 million related to real estate investment and $3.4 million related to in-place leases. Management determined the fair value of the asset taking into account various factors, including an independent appraisal prepared as of September 30, 2009 which indicated a fair value of $118.0 million. In accordance with the FASB ASC Topic on Consolidation and the Company’s policy for allocation of income and loss for this joint venture, a loss of $15.1 million related to the impairment charge was allocated to the noncontrolling interest related to this venture. The noncontrolling interest related to the ownership of City Center was a deficit balance of $9.0 million at December 31, 2009 which was recorded as a component of equity. Due to the settlement entered into on June 18, 2010, the Company no longer has an ownership interest in this property and accordingly the operating results have been reclassified into discontinued operations.

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

Also, as further described in Note 8, the Company recorded an impairment charge of $463 thousand in the fourth quarter of 2010 related to cash flow rights in the Concord casino.

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

5. Accounts Receivable, Net

The following table summarizes the carrying amounts of accounts receivable, net as of December 31, 2010 and December 31, 2009 (in thousands):

	December 31, 2010	December 31, 2009
Receivable from tenants	$11,634	$6,824
Receivable from non-tenants	155	630
Receivable from Canada Revenue Agency	3,293	647
Straight-line rent receivable	27,003	26,098
Deferred rent receivable (1)	4,420	1,438
Allowance for doubtful accounts	(6,691)	(4,910)

Total	$39,814	$30,727

(1)

Per the original lease agreements related to certain vineyard and winery properties, the tenant had the right to defer rent payments of up to $1.0 million per quarter with a maximum deferral allowed of $4.5 million through June 30, 2010. As of June 30, 2010, deferred rent receivable from this tenant totaled $3.4 million. These rent deferral payments are guaranteed by a private equity firm. The Company also granted an additional rent deferral of $1.0 million during the three months ended September 30, 2010 that is not guaranteed by the private equity firm. This amount has been fully reserved at December 31, 2010. Rent deferral payments are due on or before June 9, 2012 and bear interest at 8.7%.

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

6. Investment in Mortgage Notes

Investment in mortgage notes, including related accrued interest receivable, at December 31, 2010 and 2009 consists of the following (in thousands):

	2010	2009
(1) Mortgage note and related accrued interest receivable, 15.00%, extinguished on March 4, 2010	$—	$126,658
(2) Mortgage note and related accrued interest receivable, 11.00%, extinguished in Cappelli settlement on June 18, 2010	—	133,119
(3) Mortgage note and related accrued interest receivable, 10.00%, due April 1, 2012	33,677	32,848
(4) Mortgage notes and related accrued interest receivable, 7.00%, due May 1, 2019	168,994	163,298
(5) Mortgage note, 9.67%, due March 10, 2027	8,000	8,000
(6) Mortgage notes, 10.30%, due April 3, 2027	62,500	62,500
(7) Mortgage note, 9.54%, due October 30, 2027	32,233	32,233

Total mortgage notes and related accrued interest receivable	$305,404	558,656
Less: loan loss reserves	—	(35,776)

Total mortgage notes and related accrued interest receivable, net	$305,404	522,880

(1)

As discussed in Note 3, on March 4, 2010, the Company completed the acquisition of Toronto Dundas Square, previously in receivership, and as a result of the closing of this acquisition, the Company’s second mortgage note on the project was extinguished.

(2)

As discussed in Note 8, on June 18, 2010, the Company entered into a series of agreements with Mr. Cappelli and several of his affiliates regarding the settlement of all pending litigation and a restructuring of the Company’s investments with Mr. Cappelli and his affiliates. Among other things, as a part of the settlement, the Company’s mortgage note receivable from Concord Resorts LLC, with an outstanding balance of $133.1 million, was extinguished.

(3)

On April 4, 2007, a wholly-owned subsidiary of the Company entered into a secured first mortgage loan agreement for $25.0 million with Peak Resorts, Inc. (Peak) for the further development of Mount Snow. The loan is secured by approximately 696 acres of development land. On April 2, 2010, the mortgage loan agreement with Peak matured. The Company entered into a modification agreement with Peak and per the terms of this agreement, the maturity date of the loan was extended to April 1, 2012 with a one year extension option subject to approval by the Company, and the principal was increased to $41.0 million. The carrying value of this mortgage note receivable at December 31, 2010 was $33.7 million. Per the modification agreement, Peak is required to fund debt service reserves in the first quarter of each year sufficient to pay an entire calendar year of payment obligations on all of their outstanding notes and leases. Monthly interest payments are transferred to the Company from these debt service reserves.

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(4)

The Company’s mortgage loans are secured by a water-park and adjacent land in Kansas City, Kansas as well as two other water-parks located in New Braunfels and South Padre Island, Texas, owned and operated by the entities controlled by the principals of SVVI, LLC and an affiliate of SVVI, LLC (together SVVI), the borrowers under these agreements. The mortgage note on the property in Kansas City, Kansas and the mortgage note on the Texas properties have cross-default and cross-collateral provisions. Pursuant to the mortgage on the Texas properties, only a seasonal line of credit secured by the Texas parks totaling not more than $5.0 million at any time ranks superior to the Company’s collateral position. The Company advanced $5.7 million and $29.0 million during the years ended December 31, 2010 and 2009, respectively, under these agreements. SVVI is required to fund a debt service reserve for off-season fixed payments (those due from September to May). The reserve is to be funded by equal monthly installments during the months of June, July and August. The mortgage loan agreements also contain certain percentage rent and note pay-down provisions that may increase the return on the Company’s invested capital from 7% to as high as 10%. During the year ended December 31, 2010, the Company amended its secured mortgage loan agreements with SVVI to provide for additional advances of $15.0 million for additional improvements made or to be made to the Kansas City, Kansas water-park and the New Braunfels, Texas water-park. This increases the total commitment for this mortgage to $178.5 million at December 31, 2010. The carrying value of these mortgage notes receivable at December 31, 2010 was $169.0 million with no accrued interest receivable. SVV I, LLC is a VIE, but it was determined that the Company was not the primary beneficiary of this VIE. The Company’s maximum exposure to loss associated with SVVI, LLC is limited to the Company’s outstanding mortgage note and related accrued interest receivable.

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

(6)

On April 4, 2007, a wholly-owned subsidiary of the Company entered into two secured first mortgage loan agreements totaling $73.5 million with Peak of which $62.5 million has been advanced as of December 31, 2010. The loans are secured by two ski resorts located in Vermont and New Hampshire. Mount Snow is approximately 2,378 acres and is located in both West Dover and Wilmington, Vermont. Mount Attitash is approximately 1,250 acres and is located in Bartlett, New Hampshire. Peak is currently required to fund debt service reserves on April 30th of each year for the following 12 months of debt service payments. Monthly interest payments are transferred to the Company from these debt service reserves. Annually, this interest rate increases based on a formula dependent in part on increases in the CPI.

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(7)

On October 30, 2007, a wholly-owned subsidiary of the Company entered into a secured first mortgage loan agreement for $31.0 million with Peak, which was subsequently amended to $41.0 million. As of December 31, 2010, $32.2 million had been advanced under this agreement. The loan is secured by seven ski resorts located in Missouri, Indiana, Ohio and Pennsylvania with a total of approximately 1,431 acres. Peak is currently required to fund debt service reserves on April 30th of each year for the following 12 months of debt service payments. Monthly interest payments are transferred to the Company from these debt service reserves. Annually, this interest rate increases based on a formula dependent in part on increases in the CPI.

Principal payments due on mortgage notes receivable subsequent to December 31, 2010 are as follows (in thousands):

Amount
Year:
2011	$—
2012	33,677
2013	—
2014	—
2015	—
Thereafter	271,727

Total	$305,404

The following summarizes the activity within the allowance for loan losses related to mortgage notes receivable for the years ended December 31, 2010 and 2009 (in thousands):

	2010	2009
Allowance for loan losses at January 1	$35,776	—
Provision for loan losses	—	34,757
Charge-offs (1)	(35,776)	—
Recoveries	—	—
Impact of foreign currency translation on ending balance	—	1,019

Allowance for loan losses at December 31	$—	35,776

(1)

This amount consists of the allowance for loan losses related to the Company’s mortgage note receivable on Toronto Dundas Square that was extinguished as a result of the March 4, 2010 purchase as further described in Note 3.

7. Investment in a Direct Financing Lease

The Company’s investment in a direct financing lease relates to the Company’s master lease of 27 public charter school properties. Investment in a direct financing lease, net represents

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

estimated unguaranteed residual values of leased assets and net unpaid rentals, less related deferred income. The following table summarizes the carrying amounts of investment in a direct financing lease, net as of December 31, 2010 and 2009 (in thousands):

	2010	2009
Total minimum lease payments receivable	$699,069	$539,475
Estimated unguaranteed residual value of leased assets	213,885	162,093
Less deferred income (1)	(686,521)	(531,718)

Investment in a direct financing lease, net	$226,433	$169,850

(1)	Deferred income is net of $1.8 million and $1.7 million of initial direct costs at December 31, 2010 and 2009, respectively.

Additionally, the Company has determined that no allowance for losses was necessary at December 31, 2010 and 2009.

The Company’s direct financing lease has expiration dates ranging from approximately 21 to 23 years. Future minimum rentals receivable on this direct financing lease at December 31, 2010 are as follows (in thousands):

Amount
Year:
2011	$22,462
2012	23,124
2013	23,818
2014	24,533
2015	25,269
Thereafter	579,863

Total	$699,069

On January 22, 2010, the Company acquired, through a wholly-owned subsidiary, five public charter school properties from Imagine Schools, Inc. and funded one expansion at a previously acquired public charter school property for a total acquisition price of $44.1 million. The five properties are located in Florida, Indiana and Ohio and the expansion is located in Michigan. On September 30, 2010, the Company funded $7.6 million for expansions at three of its existing public charter school properties. Additionally, on January 31, 2011, the Company funded $2.1 million in development costs for expansion of another one of its existing public charter school.

8. Cappelli Settlement

On December 31, 2009, the Company commenced litigation against Mr. Cappelli and several of his affiliates seeking payment of amounts due under various loans to them and a declaratory

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

judgment that no further investments are required to be made by the Company under any prior commitment to Mr. Cappelli or any of his affiliates. This litigation included claims by the Company seeking payment of amounts due under a mortgage note receivable (the Concord Mortgage Note) with a carrying value of $131.2 million, net of unearned interest, from Concord Resort, LLC (Concord Resort), an entity controlled by Mr. Cappelli, related to a planned casino and resort development in Sullivan County, New York, and other notes receivable. On April 9, 2010, Mr. Cappelli and certain affiliates commenced litigation against the Company seeking declaratory relief, derivative relief and money damages with respect to the Sullivan County casino project and City Center.

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

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

The Company had provided a commitment to acquire a $30.0 million participation (pari passu with the other lenders) from Union Labor Life Insurance Company (ULLICO) in a loan to be made by ULLICO and other lenders under a proposed amended and restated master credit agreement to the Concord casino project, which was conditioned upon, among other things, receipt of a $100.0 million equity investment by a major gaming operator prior to December 31, 2010. This commitment expired on December 31, 2010.

One of Mr. Cappelli’s affiliates, LC New Roc LP, transferred to the Company its partnership interest in New Roc Associates, L.P. (previously a consolidated joint venture that had a noncontrolling interest with a fair value of $2.5 million at the date of settlement), which owns New Roc, in exchange for the Company’s interest in LC White Plains Retail LLC and LC White Plains Recreation, LLC (together the White Plains LLCs, each part of a previously consolidated joint venture), which own City Center, and a promissory note related to City Center, in the original principal amount of $20.0 million payable by Cappelli Group, LLC to the Company (previously eliminated in consolidation). The deconsolidation by the Company of its ownership interest in City Center resulted in a charge of $7.4 million in conjunction with the settlement primarily related to the deficit balance in noncontrolling interest. As a result, the Company now holds a 100% interest in New Roc and has no interest in City Center. As further detailed in Note 22, the results of operations of City Center have been classified in discontinued operations.

In addition, the Company paid cash at closing of $3.7 million for the interests acquired, the acquisition of certain equipment and the payment of property obligations. The Company also incurred $1.6 million in closing costs and other expenses, including transfer taxes, and the parties mutually released and settled all claims, obligations and liabilities, including all pending litigation.

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

A reconciliation of the gain on settlement of $4 thousand is as follows (in thousands):

Fair value of Concord resort land received	$180,000
Carrying value of extinguished mortgage note receivable related to Concord resort	(131,175)
Fair value of option granted for purchase for Concord resort (included in non-controlling interest)	(27,785)
Capital lease obligation assumed related to Concord resort	(9,215)
Fair value of cash flow rights in Concord casino	463
Fair value of New Roc non-controlling interest received	2,452
Notes receivable forgiven, net of loan loss reserves	(2,000)
Deconsolidation of ownership interests in City Center	(7,385)
Cash paid at closing for interests acquired, equipment and payment of property obligations	(3,702)
Settlement closing costs and other expenses, including land transfer taxes	(1,649)

Net gain on settlement (included in other income)	$4

The Company evaluated the $463 thousand asset related to cash flow rights in the Concord casino for impairment at December 31, 2010 and determined that it was fully impaired. An impairment charge was recorded as of December 31, 2010 for this amount.

9. Unconsolidated Real Estate Joint Ventures

At December 31, 2010, the Company had a 31.5% and 23.8% investment interest in two unconsolidated real estate joint ventures, Atlantic-EPR I and Atlantic-EPR II, respectively. The Company accounts for its investment in these joint ventures under the equity method of accounting.

On May 1, 2010, the Company contributed an additional $14.9 million in equity to Atlantic-EPR I to pay off the Partnership’s long-term debt at its maturity. Pursuant to the partnership agreement, the Company is entitled to earn a priority return of 15% on its additional contribution. The Company recognized income of $1,945, $565 and $538 (in thousands) from its investment in the Atlantic-EPR I joint venture during 2010, 2009 and 2008, respectively. The Company also received distributions from Atlantic-EPR I of $2,080, $622 and $602 (in thousands) during 2010, 2009 and 2008, respectively. Condensed financial information for Atlantic-EPR I is as follows as of and for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	2010	2009	2008
Rental properties, net	$26,668	27,313	27,957
Cash	1	141	141
Long-term debt (paid in full May 2010)	—	15,001	15,416
Partners’ equity	26,819	12,356	12,582
Rental revenue	4,498	4,432	4,410
Net income	1,878	2,443	2,402

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

The Company recognized income of $350, $330 and $324 (in thousands) from its investment in the Atlantic-EPR II joint venture during 2010, 2009 and 2008, respectively. The Company also received distributions from Atlantic-EPR II of $389, $364 and $364 (in thousands) during 2010, 2009 and 2008, respectively. Condensed financial information for Atlantic-EPR II is as follows as of and for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	2010	2009	2008
Rental properties, net	$21,037	21,498	21,958
Cash	131	139	538
Long-term debt (due September 2013)	12,599	12,950	13,280
Note payable to EPR	117	117	117
Partners’ equity	8,202	8,317	8,459
Rental revenue	2,889	2,876	2,867
Net income	1,366	1,331	1,331

The partnership agreements for Atlantic-EPR I and Atlantic-EPR II allow the Company’s partner, Atlantic of Hamburg, Germany (“Atlantic”), to exchange up to a maximum of 10% of its ownership interest per year in each of the joint ventures for common shares of the Company or, at our discretion, the cash value of those shares as defined in each of the partnership agreements. During 2008, the Company paid Atlantic-EPR I and Atlantic-EPR II cash of $132 and $79 (in thousands), respectively, in exchange for additional ownership in each joint venture of 0.7%. During 2009, the Company paid Atlantic cash of $109 and $9 (in thousands), respectively, in exchange for additional ownership of 0.7% and 0.2% for Atlantic-EPR I and Atlantic-EPR II, respectively. During 2010, the Company paid Atlantic cash of $627 and $186 (in thousands) in exchange for additional ownership of 2.9% and 1.6% for Atlantic-EPR I and Atlantic-EPR II, respectively. These exchanges did not impact total partners’ equity in either Atlantic-EPR I or Atlantic-EPR II.

On April 2, 2008, the Company acquired, through a wholly-owned subsidiary, the remaining 50% ownership interest in CS Fund I which held ownership interests in public charter schools, and CS Fund I became a wholly-owned subsidiary. Prior to the date of this acquisition, CS Fund I was accounted for as an unconsolidated real estate joint venture. From January 1, 2008 to April 1, 2008, the Company recognized income of $1.1 million and received distributions of $1.3 million related to this investment.

In addition, as of December 31, 2010 and 2009, the Company had invested $2.9 million and $1.6 million, respectively, in unconsolidated joint ventures for two theatre projects located in China. The Company recognized a loss of $157 (in thousands) from its investment in these joint ventures for the year ended December 31, 2010. No income or loss was recognized for the years ended December 31, 2009 and 2008.

10. Consolidated Real Estate Joint Ventures

The Company owns 96% of the membership interests of VinREIT, LLC (VinREIT) and accordingly, the financial statements of VinREIT have been consolidated into the Company’s financial statements. VinREIT owns nine wineries and seven vineyards located in California and

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

Washington. The Company’s partner in VinREIT is Global Wine Partners (U.S.), LLC (GWP). GWP provides certain consulting services to VinREIT in connection with the acquisition, development, administration and marketing of vineyard properties and wineries.

As detailed in the operating agreement, GWP is entitled to receive a 1% origination fee on winery and vineyard investments and 4% of the annual cash flow of VinREIT after a charge for debt service. GWP may receive additional amounts upon certain events and after certain hurdle rates of return are achieved by us. Net income attributable to noncontrolling interest related to VinREIT was $86 thousand, $231 thousand and $277 thousand for the years ended December 31, 2010, 2009 and 2008, respectively, representing GWP’s portion of the annual cash flow. The Company’s consolidated statements of income include net losses related to VinREIT of $2.2 million and $2.1 million for the years ended December 31, 2010 and 2009, respectively and net income of $6.2 million for the year ended December 31, 2008. The Company received operating distributions from VinREIT of $332 thousand, $6.2 million and $8.6 million during 2010, 2009 and 2008, respectively.

As discussed in Note 2, prior to June 18, 2010, New Roc and White Plains were owned 71.4% and 66.67%, respectively. As a result of the settlement with Mr. Cappelli and several of his affiliates on June 18, 2010, New Roc is now 100% owned by the Company and the Company has no ownership interest in City Center. The Company’s consolidated statements of net income include net income related to New Roc of $1.1 million, $0.9 million and $1.8 million for the years ended December 31, 2010, 2009, and 2008, respectively, and net losses related to White Plains of $3.1 million, $42.9 million and $1.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. The Company did not receive any distributions from New Roc during 2010 and 2009 and received distributions of $2.4 million during 2008. The Company did not receive any distributions related to City Center during 2010 and 2009 and received distributions of $715 thousand during 2008.

As of December 31, 2010, the Company held a 50% ownership interest in Suffolk. During the years ended December 31, 2010 and 2009, Suffolk completed two phases of development of an entertainment retail center adjacent to one of the Company’s megaplex theatres in Suffolk, Virginia for a total development cost of $3.4 million and $13.4 million, respectively. Additionally, as of December 31, 2010, there is approximately $4.2 million in property under development at this center. As of December 31, 2010, the Company has loaned $24.8 million to Suffolk including related accrued interest receivable of $5.2 million. The note bears interest at a rate of 10%. Suffolk is a VIE and it was determined that the Company is the primary beneficiary of this VIE. Accordingly, the Company consolidates the financial statements of Suffolk and eliminates the note, related accrued interest receivable and payable, as well as related interest income and expense.

As detailed in the operating agreement of Suffolk, cash flow is first disbursed to the Company to reduce the balance owed on the accrued interest receivable and principal on the loan. Once the interest and principal on the loan are paid in full, available cash is allocated to the partners in accordance with their ownership percentages. The Company’s consolidated statements of income include net income related to Suffolk of $579 thousand, $475 thousand and $515 thousand, for

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

the years ended December 31, 2010, 2009 and 2008, respectively. The Company received interest payments from Suffolk of $765 thousand for the year ended December 31, 2010. The Company did not receive any distributions for the years ended December 31, 2009 and 2008.

11. Notes Receivable

Investment in notes, including related accrued interest receivable, net, at December 31, 2010 and 2009 consists of the following (in thousands):

	2010	2009
(1) Note and related accrued interest receivable, 10.00%, extinguished in Cappelli settlement on June 18, 2010	$—	$10,000
(2) Note and related accrued interest receivable, 10.00%, extinguished in Cappelli settlement on June 18, 2010	—	10,000
(3) Note and related accrued interest receivable, 10.00%, extinguished in Cappelli settlement on June 18, 2010	—	10,000
(4) Note and related accrued interest receivable, 9.23%, due August 31, 2012	3,751	3,751
(5) Note and related accrued interest receivable, 6.00%, due December 31, 2017	1,332	1,416
(6) Notes and related accrued interest receivable, 12.00% to 15.00%, past due	8,074	8,074
(7) Other	166	854

Total notes and related accrued interest receivable	$13,323	$44,095
Less: Loan loss reserves	(8,196)	(36,197)

Total notes and related accrued interest receivable, net	$5,127	$7,898

(1)	As discussed in Note 8, as a part of the settlement with Mr. Cappelli and his affiliates on June 18, 2010, this note receivable was extinguished.
(2)	As discussed in Note 8, as a part of the settlement with Mr. Cappelli and his affiliates on June 18, 2010, this note receivable was extinguished.
(3)	As discussed in Note 8, as a part of the settlement with Mr. Cappelli and his affiliates on June 18, 2010, this note receivable was extinguished.
(4)

The Company has a note receivable from Mosaica Education, Inc. of $3.8 million at December 31, 2010 and 2009. This note was amended in 2009 to extend the maturity date from August 1, 2010 to August 31, 2012 and to make monthly payments interest only. This note continues to bears interest at 9.23%. The note is secured by certain pledge agreements and other collateral. The Company also has the right to call the note and 120 days after such notice to the

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

borrower, the note becomes due and payable, including all related accrued interest. Interest income from this loan was approximately $350 thousand for each the years ended December 31, 2010, 2009 and 2008.

(5)

On January 26, 2009, a wholly-owned subsidiary of the Company entered into a credit agreement with Rb Wine Associates, LLC (Rb Wine) to provide a $2.0 million revolving credit facility. This note is secured by certain pledge agreements and other collateral including personal guarantees from the principals of Rb Wine. During the year ended December 31, 2009, the Company advanced $1.4 million under this credit facility. Interest accrued at a rate of 15% and was payable monthly at an annual rate of 9.25% with the remaining unpaid interest and principal due at maturity which was January 1, 2010. The credit agreement was subsequently amended and interest now accrues on the outstanding principal balance at an annual rate of 6% with principal and accrued interest due on December 31, 2017. A loan loss reserve of $122 thousand was recorded for the year ended December 31, 2009 based on an analysis of the present value of the expected future cash flows of this note. Interest income from this loan was $82 thousand and $147 thousand for the years ended December 31, 2010 and 2009, respectively.

(6)

The Company has two notes receivable from a former tenant, Sapphire Wines, LLC, of $8.1 million at December 31, 2010 and 2009. This notes bears interest at 12.0% and 15.0%, respectively. The notes are secured by certain pledge agreements and other collateral, including a personal guarantee of the principal of Sapphire Wines LLC.

During the quarter ended March 31, 2009, the Company evaluated these notes receivable for impairment, and determined that they were impaired due to the inability of the borrower to meet its contractual obligations per the original agreement. Accordingly, accrual interest income recognition was ceased on January 1, 2009. No interest income was recognized during the year ended December 31, 2010. Interest income of $363 thousand was recognized during the year ended December 31, 2009 which represents payments received by the Company. Interest income from these loans was $450 thousand for the year ended December 31, 2008. Management of the Company has evaluated the fair value of the underlying collateral of the notes and determined that it is unlikely that the principal of Sapphire Wines LLC could satisfy his obligation as guarantor of the notes and that there is minimal value to the pledge agreements and other collateral. Therefore, the Company has concluded that a loan loss reserve of $8.1 million was necessary for these notes at December 31, 2010 and 2009.

(7)	The Company has one other note receivable totaling $166 thousand with an interest rate of 6.33% at December 31, 2010.

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

Principal payments due on notes receivable subsequent to December 31, 2010 are as follows (in thousands):

Amount
Year:
Past due (100% reserved)	$8,074
2011	—
2012	3,751
2013	—
2014	—
2015	—
Thereafter	1,498

Total	$13,323

The following summarizes the activity within the allowance for loan losses related to notes receivable for the years ended December 31, 2010 and 2009 (in thousands):

	2010	2009
Allowance for loan losses at January 1	$36,197	$—
Provision for loan losses	700	36,197
Charge-offs	(28,701)	—
Recoveries	—	—

Allowance for loan losses at December 31	$8,196	$36,197

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

12. Long-Term Debt

Long term debt at December 31, 2010 and 2009 consists of the following (in thousands):

	2010	2009
(1) Mortgage note payable, paid in full on June 21, 2010	$—	$56,250
(2) Mortgage note payable, extinguished in Cappelli settlement on on June 18, 2010	—	113,333
(3) Secured revolving variable rate credit facility, paid in full on June 30, 2010	—	35,000
(4) Term loan payable, paid in full on June 30, 2010	—	117,600
(5) Capital lease obligation, 2.60%, due December 31, 2011	9,251	—
(6) Mortgage notes payable, 6.57%-6.73%, due October 1, 2012	44,473	45,808
(7) Mortgage note payable, 6.63%, due November 1, 2012	24,866	25,608
(8) Mortgage notes payable, 4.26%-9.01%, due February 10, 2013	112,982	119,373
(9) Unsecured revolving variable rate credit facility, LIBOR + 3.00%, due December 1, 2013	142,000	—
(10) Mortgage note payable, 6.84%, due March 1, 2014	103,127	102,008
(11) Mortgage note payable, 5.58%, due April 1, 2014	59,537	60,671
(12) Mortgage note payable, 5.56%, due June 5, 2015	33,182	33,763
(13) Mortgage notes payable, 5.77%, due November 6, 2015	71,014	72,779
(14) Mortgage notes payable, 5.84%, due March 6, 2016	39,944	40,898
(15) Mortgage notes payable, 6.37%, due June 30, 2016	28,514	29,132
(16) Mortgage notes payable, 6.10%, due October 1, 2016	25,625	26,187
(17) Mortgage notes payable, 6.02%, due October 6, 2016	19,317	19,746
(18) Mortgage note payable, 6.06%, due March 1, 2017	10,762	10,991
(19) Mortgage note payable, 6.07%, due April 6, 2017	11,076	11,310
(20) Mortgage notes payable, 5.73%-5.95%, due May 1, 2017	51,319	52,438
(21) Mortgage notes payable, 5.86%, due August 1, 2017	26,268	26,826
(22) Term loans payable, $82,958 at December 31, 2010 fixed through interest rate swaps at 5.11%-5.76%, $3,314 at December 31, 2010 at variable rates of LIBOR + 1.75%-2.00%, due December 1, 2017-June 5, 2018	86,272	93,597
(23) Mortgage note payable, 6.19%, due February 1, 2018	16,171	16,667
(24) Mortgage note payable, 7.37%, due July 15, 2018	10,844	11,803
(25) Senior unsecured notes payable, 7.75%, due July 15, 2020	250,000	—
(26) Bond payable, variable rate, due October 1, 2037	10,635	10,635
(27) Mortgage note payable, 5.50%	4,000	4,000
(28) Mortgage note payable, 5.00%, extinguished in Cappelli settlement on June 18, 2010	—	5,000

Total	$1,191,179	$1,141,423

(1)	On June 21, 2010, the Company prepaid its $56.3 million mortgage note that was scheduled to mature on September 10, 2010. The note was secured by the mortgage note receivable due on the

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

same date entered into with Concord Resort in connection with the planned resort development which was settled on June 18, 2010 as further discussed in Note 8. Deferred financing costs, net of accumulated amortization, of $0.1 million were written off in connection with the prepayment of this loan and are included in costs associated with loan refinancing in the consolidated statements of income.

(2)

The Company’s mortgage note payable related to City Center was extinguished on June 18, 2010 in connection with the settlement agreement entered into with Mr. Cappelli and his affiliates See Note 8 for further details of this settlement.

(3)

The Company’s $215 million revolving credit facility was paid in full on June 30, 2010. The facility was secured by 21 theatre properties and seven retail mix properties. As a result of this amendment and restatement, the Company expensed certain unamortized financing costs, totaling approximately $2.6 million, in the second quarter of 2010.

(4)

The Company’s term loan was prepaid in full on June 30, 2010 prior to its maturity date of October 26, 2011. In connection with the payment in full of the term loan, the related interest rate swaps were terminated at a cost of $8.3 million.

(5)

On June 18, 2010, as part of the settlement with Mr. Cappelli and several of his affiliates, the Company assumed a ground lease on the Concord property and was recorded as a capital lease obligation of $9.2 million. The capital lease obligation requires annual payments of $244 thousand.

(6)

The Company’s mortgage notes payable due October 1, 2012 are secured by two theatre properties, which had a net book value of approximately $35.7 million at December 31, 2010. The notes had an initial balance of $48.4 million and the monthly payments are based on a 20 year amortization schedule. The notes require monthly principal and interest payments of approximately $365 thousand with a final principal payment at maturity of approximately $42.0 million.

(7)

The Company’s mortgage note payable due November 1, 2012 is secured by one theatre property, which had a net book value of approximately $25.5 million at December 31, 2010. The note had an initial balance of $27.0 million and the monthly payments are based on a 20 year amortization schedule. The note requires monthly principal and interest payments of approximately $203 thousand with a final principal payment at maturity of approximately $23.4 million.

(8)

The Company’s mortgage notes payable due February 10, 2013 are secured by thirteen theatre properties and one entertainment retail center, which had a net book value of approximately $206.7 million at December 31, 2010. The notes had an initial balance of $155.5 million of which approximately $98.6 million has monthly payments that are interest only and $56.9 million has monthly payments based on a 10 year amortization schedule. The notes require monthly principal and interest payments of approximately $1.1 million with a final principal payment at maturity of approximately $99.2 million. The weighted average interest rate on these notes is 5.63%.

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(9)

On June 30, 2010, the Company entered into a new $320.0 million unsecured revolving credit facility. The new unsecured revolving credit facility includes a $70.0 million subline for letters of credit and contains an accordion feature whereby, subject to lender approval, the total amount of the facility may be increased to $420.0 million. The facility bears interest at a variable rate and was 3.26% at December 31, 2010. The facility matures on December 1, 2013, unless extended by the Company, the agent and the lenders. The unsecured revolving credit facility contains various restrictive covenants related to financial and operating performance. As of December 31, 2010, $142.0 million was outstanding under the facility.

(10)

The Company’s mortgage note payable due March 1, 2014 is secured by four entertainment retail centers in Ontario, Canada, which had a net book value of approximately $225.2 million at December 31, 2010. The mortgage note payable is denominated in Canadian dollars (CAD). The note had an initial balance of CAD $128.6 million and the monthly payments are based on a 20 year amortization schedule. The note requires monthly principal and interest payments of approximately CAD $977 thousand with a final principal payment at maturity of approximately CAD $85.6 million. At December 31, 2010 and 2009, the outstanding balance in Canadian dollars was CAD $102.6 million and CAD $107.2 million, respectively.

(11)

The Company’s mortgage note payable due April 1, 2014 is secured by one entertainment retail center, which had a net book value of approximately $83.8 million at December 31, 2010. The note had an initial balance of $66.0 million and the monthly payments are based on a 30 year amortization schedule. The note requires monthly principal and interest payments of approximately $378 thousand with a final principal payment at maturity of approximately $55.3 million.

(12)

The Company’s mortgage note payable due June 5, 2015 is secured by one entertainment retail center, which had a net book value of approximately $49.8 million at December 31, 2010. The note had an initial balance of $36.0 million and the monthly payments are based on a 30 year amortization schedule. The note requires monthly principal and interest payments of approximately $206 thousand with a final principal payment at maturity of approximately $30.1 million.

(13)

The Company’s mortgage notes payable due November 6, 2015 are secured by six theatre properties, which had a net book value of approximately $81.4 million at December 31, 2010. The notes had an initial balance of $79.0 million and the monthly payments are based on a 25 year amortization schedule. The notes require monthly principal and interest payments of approximately $498 thousand with a final principal payment at maturity of approximately $60.7 million.

(14)

The Company’s mortgage notes payable due March 6, 2016 are secured by two theatre properties, which had a net book value of approximately $34.9 million at December 31, 2010. The notes had an initial balance of $44.0 million and the monthly payments are based on a 25

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

year amortization schedule. The notes require monthly principal and interest payments of approximately $279 thousand with a final principal payment at maturity of approximately $33.9 million.
(15)

The Company’s mortgage notes payable due June 30, 2016 are secured by two theatre properties, which had a net book value of approximately $34.0 million at December 31, 2010. The notes had an initial balance of $31.0 million and the monthly payments are based on a 25 year amortization schedule. The notes require monthly principal and interest payments of approximately $207 thousand with a final principal payment at maturity of approximately $24.4 million.

(16)

The Company’s mortgage notes payable due October 1, 2016 are secured by four theatre properties, which had a net book value of approximately $28.8 million at December 31, 2010. The notes had an initial balance of $27.8 million and the monthly payments are based on a 25 year amortization schedule. The notes require monthly principal and interest payments of approximately $180 thousand with a final principal payment at maturity of approximately $21.6 million.

(17)

The Company’s mortgage notes payable due October 6, 2016 are secured by three theatre properties, which had a net book value of approximately $20.7 million at December 31, 2010. The notes had an initial balance of $20.9 million and the monthly payments are based on a 25 year amortization schedule. The notes require monthly principal and interest payments of approximately $135 thousand with a final principal payment at maturity of approximately $16.2 million.

(18)

The Company’s mortgage note payable due March 1, 2017 is secured by one theatre property, which had a net book value of approximately $11.0 million at December 31, 2010. The note had an initial balance of $11.6 million and the monthly payments are based on a 25 year amortization schedule. The note requires monthly principal and interest payments of approximately $75 thousand with a final principal payment at maturity of approximately $9.0 million.

(19)

The Company’s mortgage note payable due April 6, 2017 is secured by one theatre property, which had a net book value of approximately $10.0 million at December 31, 2010. The note had an initial balance of $11.9 million and the monthly payments are based on a 30 year amortization schedule. The note requires monthly principal and interest payments of approximately $77 thousand with a final principal payment at maturity of approximately $9.2 million.

(20)

The Company’s mortgage notes payable due May 1, 2017 are secured by five theatre properties, which had a net book value of approximately $44.9 million at December 31, 2010. The notes had an initial balance of $55.0 million and the monthly payments are based on a 25 year amortization schedule. The notes require monthly principal and interest payments of approximately $348 thousand with a final principal payment at maturity of approximately $42.4 million. The weighted average interest rate on these notes is 5.81%.

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(21)

The Company’s mortgage notes payable due August 1, 2017 are secured by two theatre properties, which had a net book value of approximately $24.5 million at December 31, 2010. The notes had an initial balance of $28.0 million and the monthly payments are based on a 25 year amortization schedule. The notes require monthly principal and interest payments of approximately $178 thousand with a final principal payment at maturity of approximately $21.7 million.

(22)

The Company’s term loans drawn under a credit facility of $160.0 million are due December 1, 2017 to June 5, 2018 and are 30% recourse to the Company. The terms loans are secured by the real property and equipment at three wineries and five vineyards with a net book value of approximately $137.9 million at December 31, 2010. The term loans have stated interest rates of LIBOR plus 175 basis points on loans secured by real property and LIBOR plus 200 basis points on loans secured by fixtures and equipment. The credit facility provides for an aggregate advance rate of 65% based on the lesser of cost or appraised value. The credit facility contains an accordion feature, whereby, subject to lender approval, the Company may obtain additional revolving credit and term loan commitments in an aggregate principal amount not to exceed $140.0 million.

On June 15, 2010, the Company paid in full its $4.6 million term loan under this facility in conjunction with the sale of the ten acre vineyard and winery facility. In connection with this transaction, the related interest rate swap was terminated at a cost of $0.4 million. The costs associated with this termination are included in loss from discontinued operations.

At December 31, 2010, the Company had eight term loans outstanding under the facility aggregating $86.3 million. Under certain conditions, the Company was required to provide additional guarantees of these term loans beyond the 30% recourse provision described above. As of December 31, 2010, the Company had provided additional guarantees of $9.6 million. The Company had six interest rate swaps that fixed the interest rates on $83.0 million of the outstanding loans at a weighted average rate of 5.2%. As of December 31, 2010, the Company had one term loan for $3.3 million with variable interest at 2.27%.

On February 7, 2011, the Company paid in full the eight term loans outstanding under the facility totaling $86.2 million as further described in Note 25.

(23)

The Company’s mortgage note payable due February 1, 2018 is secured by one theatre property which had a net book value of approximately $21.1 million at December 31, 2010. The mortgage loan had an initial balance of $17.5 million and the monthly payments are based on a 20 year amortization schedule. The mortgage loan bears interest at 6.19% and requires monthly principal and interest payments of approximately $127 thousand with a final principal payment at maturity of approximately $11.6 million.

(24)

The Company’s mortgage note payable due July 15, 2018 is secured by one theatre property, which had a net book value of approximately $19.2 million at December 31, 2010. The note had an initial balance of $18.9 million and the monthly payments are based on a 20 year amortization schedule. The notes require monthly principal and interest payments of approximately $151 thousand with a final principal payment at maturity of approximately $843 thousand.

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

(25)

On June 30, 2010, the Company issued $250.0 million in senior unsecured notes due on July 15, 2020. The notes bear interest at 7.75%. Interest is payable on July 15 and January 15 of each year beginning on January 15, 2011 until the stated maturity date of July 15, 2020. The notes were issued at 98.29% of their principal amount and are guaranteed by certain of the Company’s subsidiaries. The notes contain various covenants, including: (i) a limitation on incurrence of any debt which would cause the ratio of the Company’s debt to adjusted total assets to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause the ratio of the Company’s secured debt to adjusted total assets to exceed 40%; (iii) a limitation on incurrence of any debt which would cause the Company’s debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of total unencumbered assets not less than 150% of the Company’s outstanding unsecured debt.

(26)

The Company’s bond payable due October 1, 2037 is secured by one theatre, which had a net book value of approximately $10.3 million at December 31, 2010, and bears interest at a variable rate which resets on a weekly basis and was 0.35% at December 31, 2010. The bond requires monthly interest payments with a final principal payment at maturity of approximately $10.6 million.

(27)

The Company’s mortgage note payable is secured by one entertainment retail center, which had a net book value of approximately $83.8 million at December 31, 2010. The note requires monthly payments of interest only and provides for the conversion from construction loan to a ten year permanent loan upon completion of construction. However, as of December 31, 2010, this conversion had not yet been completed.

(28)

The Company’s mortgage note payable related to City Center was extinguished on June 18, 2010 in connection with the settlement agreement entered into with Mr. Cappelli and his affiliates. See Note 8 for further details of this settlement.

Certain of the Company’s long-term debt agreements contain customary restrictive covenants related to financial and operating performance as well as certain cross-default provisions. The Company was in compliance with all restrictive covenants at December 31, 2010, except that an event of default existed with respect to the Company’s winery and vineyard term loan facility due to the restructuring of certain leases with one tenant. Subsequent to December 31, 2010 the Company received a retroactive waiver of this event of default and the loan facility was paid in full on February 7, 2011 (see Note 25 for further detail).

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

Principal payments due on long-term debt obligations subsequent to December 31, 2010 (without consideration of any extensions) are as follows (in thousands):

Amount
Year:
2011	$36,266
2012	93,376
2013	261,532
2014	157,055
2015	105,336
Thereafter	537,614

Total	$1,191,179

The Company capitalizes a portion of interest costs as a component of property under development. The following is a summary of interest expense, net for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	2010	2009	2008
Interest on loans and capital lease obligation	$72,758	68,968	68,681
Less: interest expense of discontinued operations	(3,198)	(6,968)	(6,961)
Amortization of deferred financing costs	4,809	3,663	3,290
Credit facility and letter of credit fees	853	759	687
Interest cost capitalized	(383)	(600)	(797)
Interest income	(37)	(75)	(910)

Interest expense, net	$74,802	65,747	63,990

13. Variable Interest Entities

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

Consolidated VIEs

As of December 31, 2010, the carrying amounts of the VIEs’ assets that were consolidated totaled $21.5 million. Those assets are owned by the VIEs, not the Company. A VIE’s assets can only be used to settle obligations of a VIE. The VIEs are not guarantors of the Company’s debts. In addition, the assets held by a VIE usually are collateral for that VIE’s debt.

The Company’s consolidated VIEs consist of a 50% interest in Suffolk Retail LLC, which owns an entertainment retail center in Suffolk, Virginia and prior to June 18, 2010, a 66.67% interest in the White Plains LLC’s, which own City Center in White Plains, New York. As further described in Note 8, in conjunction with the Cappelli settlement, the Company no longer has an interest in the White Plains LLCs. Additionally, the Company has invested in two other 50% joint ventures, which are VIEs, to explore certain investment opportunities.

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

Financial information including the carrying amounts and classification of these VIEs’ significant assets and liabilities are as follows as of and for the year ended December 31, 2010 (in thousands):

Rental properties, net	$16,229
Property under development	4,238
Other assets	909
Total assets	21,530
Total liabilities	111
Noncontrolling interests	4
Total revenue	950
Net loss	399

Unconsolidated VIE

At December 31, 2010, the Company’s recorded investment in SVVI, a VIE that is unconsolidated, was $169.0 million. The Company’s maximum exposure to loss associated with SVVI is limited to the Company’s outstanding mortgage note and related accrued interest receivable of $169.0 million because there are no commitments to fund above this amount. For further discussion of this mortgage note, see Note 6.

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

14. Derivative Instruments

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

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

At December 31, 2010, the Company had six interest rate swaps outstanding that were designated as cash flow hedges of interest rate risk and had a combined outstanding notional amount of $83.0 million. During the three months ended June 30, 2010, the Company terminated three of its interest rate swap agreements in connection with the payoff of the related debt. These interest rate swaps had a combined outstanding notional amount of $118.6 million at termination and $8.7 million was reclassified into earnings (included in costs associated with loan refinancing in the accompanying consolidated statement of income) during the year ended December 31, 2010, as the forecasted future transactions were no longer probable. See Note 12 for further discussion.

The effective portion of changes in the fair value of interest rate derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (AOCI) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years ending December 31, 2010, 2009 and 2008, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness on cash flow hedges was recognized during the years ending December 31, 2010, 2009 and 2008.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. On February 7, 2011, the remaining interest rate swap agreements were terminated as the related loan agreements were paid in full. See Note 25 for further discussion.

Cash Flow Hedges of Foreign Exchange Risk

The Company is exposed to foreign currency exchange risk against its functional currency, the US dollar, on its five Canadian properties. The Company uses cross currency swaps and foreign currency forwards to mitigate its exposure to fluctuations in the CAD to U.S. dollar exchange rate on these properties. These foreign currency derivatives should hedge a significant portion of the Company’s expected CAD denominated cash flow of four of the Canadian properties through February 2014 as their impact on the Company’s cash flow when settled should move in the opposite direction of the exchange rates utilized to translate revenues and expenses of these properties.

At December 31, 2010, the Company’s cross-currency swaps had a fixed notional value of $76.0 million CAD and $71.5 million U.S. The net effect of these swaps is to lock in an exchange rate of $1.05 CAD per U.S. dollar on approximately $13 million of annual CAD denominated cash flows on four of the properties.

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

The effective portion of changes in the fair value of foreign currency derivatives designated and that qualify as cash flow hedges of foreign exchange risk is recorded in accumulated other comprehensive income and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative, as well as amounts excluded from the assessment of hedge effectiveness, is recognized directly in earnings. No hedge ineffectiveness on foreign currency derivatives has been recognized for the years ended December 31, 2010, 2009 and 2008.

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

For foreign currency derivatives designated as net investment hedges, the effective portion of changes in the fair value of the derivatives are reported in accumulated other comprehensive income as part of the cumulative translation adjustment. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness on net investment hedges has been recognized for years ended December 31, 2010, 2009 and 2008. Amounts are reclassified out of accumulated other comprehensive income into earnings when the hedged net investment is either sold or substantially liquidated.

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

See Note 15 for disclosure relating to the fair value of the Company’s derivative instruments. Below is a summary of the effect of derivative instruments on the consolidated statements of changes in equity and income for the years ended December 31, 2010, 2009 and 2008:

Effect of Derivative Instruments on the Consolidated Statements of Changes in Equity and

Income for the Years Ended December 31, 2010, 2009 and 2008

(Dollars in thousands)

	Years Ended December 31,
Description	2010	2009	2008
Interest Rate Swaps
Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	(17,129)	(1,852)	(16,937)
Amount of Income (Expense) Reclassified from AOCI into Earnings (Effective Portion)*	(13,567)	(7,121)	(1,620)
Amount of Gain (Loss) Recognized in Earnings on Derivative (Ineffective Portion)	—	—	—

Cross Currency Swaps
Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	(1,761)	(6,522)	10,469
Amount of Income (Expense) Reclassified from AOCI into Earnings (Effective Portion)**	(154)	918	(66)
Amount of Gain (Loss) Recognized in Earnings on Derivative (Ineffective Portion)	—	—	—

Currency Forward Agreements
Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	(2,757)	(7,024)	11,393
Amount of Income (Expense) Reclassified from AOCI into Earnings (Effective Portion)**	(62)	—	—
Amount of Gain (Loss) Recognized in Earnings on Derivative (Ineffective Portion)	—	—	—

Total
Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	(21,647)	(15,398)	4,925
Amount of Income (Expense) Reclassified from AOCI into Earnings (Effective Portion)	(13,783)	(6,203)	(1,686)
Amount of Gain (Loss) Recognized in Earnings on Derivative (Ineffective Portion)	—	—	—

*

$8.7 million included in “Costs associated with loan refinancing” and $4.9 million included in “Interest expense” in accompanying consolidated statements of income for the year ended December 31, 2010. For the years ended December 31, 2009 and 2008, included in “Interest expense” in accompanying consolidated statements of income.

**	Included in “Other expense” in the accompanying consolidated statements of income.

Credit-risk-related Contingent Features

The Company has agreements with each of its interest rate derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its interest rate derivative obligations.

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

As of December 31, 2010, the fair value of the Company’s derivatives in a liability position related to these agreements was $8.2 million. If the Company breached any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the agreements at their termination value of $8.7 million.

15. Fair Value Disclosures

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

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives also utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of December 31, 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives and therefore, has classified its derivatives as Level 2 within the fair value reporting hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements are classified and by derivative type.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2010

(Dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2010
Interest Rate Swaps*	$—	$(5,182)	$—	$(5,182)

Cross Currency Swaps*	$—	$(1,415)	$—	$(1,415)

Currency Forward Agreements*	$—	$(1,646)	$—	$(1,646)

*	Included in “Accounts payable and accrued liabilities” in the accompanying consolidated balance sheet.

The table below presents a reconciliation of the Company’s beginning and ending balances of liabilities having fair value measurements based on significant unobservable inputs (Level 3) for the year ended December 31, 2010.

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

Level 3 Fair Value Measurements for the Year Ended December 31, 2010

(Dollars in thousands)

Description	Beginning Balance as of January 1, 2010	Transfers into Level 3	Transfers out of Level 3	Gains (Losses) Included in Income	Unrealized Gains (Losses) Included in OCI	Total Gains (Losses)	Ending Balance as of December 31, 2010
Interest Rate Swaps	(307)	$—	$1,352	(576)	$(469)	$(1,045)	$—

Cross Currency Swaps	192	—	1,569	(154)	$(1,607)	$(1,761)	$—

Currency Forward Agreements	1,049	—	(4,209)	—	$3,160	$3,160	$—

Non-recurring fair value measurements

The table below presents the Company’s assets measured at fair value on a non-recurring basis as of December 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets Measured at Fair Value on a Non-Recurring Basis at December 31, 2010

(Dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2010
Rental properties	$—	$—	$222,500	$222,500

Land held for development	$—	$—	$180,000	$180,000

Noncontrolling interest	$—	$—	$27,785	$27,785

On March 4, 2010, the Company completed the acquisition of Toronto Dundas Square as further discussed in Note 3. Management of the Company estimated the fair value of the assets acquired and liabilities assumed by taking into account an independent appraisal completed in conjunction with the acquisition. Based on this input, the Company determined that its valuation of this investment was classified within Level 3 of the fair value hierarchy.

On June 18, 2010, the Company entered into a settlement with Mr. Cappelli and several of his affiliates as further discussed in Note 8. Management of the Company estimated the fair value of the land acquired related to Concord resort by taking into account an independent appraisal completed in conjunction with the settlement. Based on these inputs, the Company determined that its valuation of the land held for development was classified within Level 3 of the fair value hierarchy. Additionally, management of the Company estimated the fair value of the option granted for purchase of Concord resort (included in non-controlling interest) by taking into

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

account various factors including an independent appraisal of the related property completed in conjunction with the settlement. Based on these inputs, the Company determined that its valuation of the fair value of the option was classified within Level 3 of the fair value hierarchy.

Fair Value of Financial Instruments

Management compares the carrying value and the estimated fair value of the Company’s financial instruments. The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instruments at December 31, 2010:

Mortgage notes receivable and related accrued interest receivable:

The fair value of the Company’s mortgage notes and related accrued interest receivable is estimated by discounting the future cash flows of each instrument using current market rates. At December 31, 2010, the Company had a carrying value of $305.4 million in fixed rate mortgage notes receivable outstanding, including related accrued interest, with a weighted average interest rate of approximately 8.34%. The fixed rate mortgage notes bear interest at rates of 7.00% to 10.30%. Discounting the future cash flows for fixed rate mortgage notes receivable using an estimated weighted average market rate of 10.00%, management estimates the fair value of the fixed rate mortgage notes receivable to be approximately $276.8 million at December 31, 2010.

Investment in a direct financing lease, net:

The fair value of the Company’s investment in a direct financing lease as of December 31, 2010 is estimated by discounting the future cash flows of the instrument using current market rates. At December 31, 2010, the Company had an investment in a direct financing lease with a carrying value of $226.4 million and a weighted average effective interest rate of 12.02%. The investment in direct financing lease bears interest at effective interest rates of 11.93% to 12.36%. The carrying value of the investment in a direct financing lease approximates the fair market value at December 31, 2010.

Cash and cash equivalents, restricted cash:

Due to the highly liquid nature of our short term investments, the carrying values of our cash and cash equivalents and restricted cash approximate the fair market values.

Accounts receivable, net:

The carrying values of accounts receivable approximate the fair market value at December 31, 2010.

Notes and related accrued interest receivable, net:

The fair value of the Company’s notes and related accrued interest receivable as of December 31, 2010 is estimated by discounting the future cash flows of each instrument using current market rates. At December 31, 2010, the Company had a carrying value of $5.1 million in fixed rate notes receivable outstanding, including related accrued interest and net of loan loss reserve, with a weighted average interest rate of approximately 8.37%. The fixed rate notes bear interest at rates of 6.00% to 15.00%. Discounting the future cash flows for fixed rate notes receivable using an estimated market rate of 9.41%, management estimates the fair value of the fixed rate notes receivable to be approximately $4.9 million at December 31, 2010.

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

Derivative instruments:

Derivative instruments are carried at their fair market value.

Debt instruments:

The fair value of the Company’s debt as of December 31, 2010 is estimated by discounting the future cash flows of each instrument using current market rates. At December 31, 2010, the Company had a carrying value of $238.9 million in variable rate debt outstanding with an average weighted interest rate of approximately 3.79%. As described in Note 14, $83.0 million of variable rate debt outstanding at December 31, 2010 has been converted to a fixed rate by interest rate swap agreements. Discounting the future cash flows, including the impact of the swap agreements and using an estimated market rate of 3.94%, management estimates the fair value of this debt to be approximately $236.5 million at December 31, 2010.

At December 31, 2010, the Company had a carrying value of $943.0 million in fixed rate long-term debt outstanding with an average weighted interest rate of approximately 6.37%. Discounting the future cash flows for fixed rate debt using an estimated market rate of 5.20%, management estimates the fair value of the fixed rate debt to be approximately $975.8 million at December 31, 2010.

At December 31, 2010, the Company had a capital lease obligation with a carrying value of $9.2 million. The carrying value of the capital lease obligation approximates the fair market value at December 31, 2010. There was no capital lease obligation at December 31, 2009.

Accounts payable and accrued liabilities:

The carrying value of accounts payable and accrued liabilities approximates fair value due to the short term maturities of these amounts.

Common and preferred dividends payable:

The carrying values of common and preferred dividends payable approximate fair value due to the short term maturities of these amounts.

16. Common and Preferred Shares

Common Shares

The Board of Trustees declared cash dividends totaling $2.60 per common share for the years ended December 31, 2010 and 2009.

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

Of the total dividends calculated for tax purposes, the amounts characterized as ordinary income, return of capital and long-term capital gain for 2010 and 2009 are as follows:

Cash dividends paid per common share for the year ended December 31, 2010:

Record date	Cash payment date	Cash distribution per share	Taxable ordinary income	Return of capital	Long-term capital gain	Unrecaptured Sec. 1250 gain
12-31-09	01-15-10	$0.6500	0.2488	0.4012	—	—
03-31-10	04-15-10	0.6500	0.2488	0.4012	—	—
06-30-10	07-15-10	0.6500	0.2488	0.4012	—	—
09-30-10	10-15-10	0.6500	0.2488	0.4012	—	—

Total for 2010 (1)		$2.6000	0.9954	1.6046	—	—

		100.0%	38.3%	61.7%	—	—

Cash dividends paid per common share for the year ended December 31, 2009:

Record date	Cash payment date	Cash distribution per share	Taxable ordinary income	Return of capital	Long-term capital gain	Unrecaptured Sec. 1250 gain
12-31-08	01-15-09	$0.8400	0.8205	0.0195	—	—
03-31-09	04-15-09	0.6500	0.6349	0.0151	—	—
06-30-09	07-15-09	0.6500	0.6349	0.0151	—	—
09-30-09	10-15-09	0.6500	0.6349	0.0151	—	—

Total for 2009 (1)		$2.7900	2.7252	0.0648	—	—

		100.0%	97.7%	2.3%	—

(1)	Differences between totals and details relate to rounding.

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

Series B Preferred Shares

On January 19, 2005, the Company issued 3.2 million 7.75% Series B cumulative redeemable preferred shares (“Series B preferred shares”) in a registered public offering for net proceeds of $77.5 million, before expenses. The Company pays cumulative dividends on the Series B preferred shares from (and including) the date of original issuance in the amount of $1.9375 per share each year, which is equivalent to 7.75% of the $25 liquidation preference per share. Dividends on the Series B preferred shares are payable quarterly in arrears, and began on April 15, 2005. Beginning on January 19, 2010, the Company may, at its option, redeem the Series B preferred shares in whole at any time or in part from time to time, by paying $25 per share, plus any accrued and unpaid dividends up to and including the date of redemption. The Series B preferred shares generally have no stated maturity, will not be subject to any sinking fund or mandatory redemption, and are not convertible into any of the Company’s other securities.

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

Owners of the Series B preferred shares generally have no voting rights, except under certain dividend defaults. The Board of Trustees declared cash dividends totaling $1.9375 per Series B preferred share for each of the years ended December 31, 2010 and 2009.

Of the total dividends calculated for tax purposes, the amounts characterized as ordinary income, return of capital and long-term capital gain for 2010 and 2009 are as follows:

Cash dividends paid per Series B preferred share for the year ended December 31, 2010:

Record date	Cash payment date	Cash distribution per share	Taxable ordinary income	Return of capital	Long-term capital gain
12-31-09	01-15-2010	$0.4844	0.4844	—	—
03-31-10	04-15-2010	0.4844	0.4844	—	—
06-30-10	07-15-2010	0.4844	0.4844	—	—
09-30-10	10-15-2010	0.4844	0.4844	—	—

Total for 2010 (1)		$1.9375	1.9375	—	—

		100.0%	100.0%	—	—

Cash dividends paid per Series B preferred share for the year ended December 31, 2009:

Record date	Cash payment date	Cash distribution per share	Taxable ordinary income	Return of capital	Long-term capital gain
12-31-08	01-15-09	$0.4844	0.4844	—	—
03-31-09	04-15-09	0.4844	0.4844	—	—
06-30-09	07-15-09	0.4844	0.4844	—	—
09-30-09	10-15-09	0.4844	0.4844	—	—

Total for 2009 (1)		$1.9375	1.9375	—	—

		100.0%	100.0%	—	—

(1)	Differences between totals and details relate to rounding.

Series C Convertible Preferred Shares

On December 22, 2006, the Company issued 5.4 million 5.75% Series C cumulative convertible preferred shares (“Series C preferred shares”) in a registered public offering for net proceeds of approximately $130.8 million, after expenses. The Company will pay cumulative dividends on the Series C preferred shares from the date of original issuance in the amount of $1.4375 per share each year, which is equivalent to 5.75% of the $25 liquidation preference per share. Dividends on the Series C preferred shares are payable quarterly in arrears, and began on January 15, 2007 with a pro-rated quarterly payment of $0.0359 per share. The Company does not have the right to redeem the Series C preferred shares except in limited circumstances to preserve the Company’s REIT status. The Series C preferred shares have no stated maturity and will not be subject to any sinking fund or mandatory redemption. As of December 31, 2010, the Series C preferred shares are convertible, at the holder’s option, into the Company’s common shares at a

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

conversion rate of 0.3572 common shares per Series C preferred share, which is equivalent to a conversion price of $69.99 per common share. This conversion ratio may increase over time upon certain specified triggering events including if the Company’s common dividend per share exceeds a quarterly threshold of $0.6875.

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

The Board of Trustees declared cash dividends totaling $1.4375 per Series C preferred share for each of the years ended December 31, 2010 and 2009, respectively.

Of the total dividends calculated for tax purposes, the amounts characterized as ordinary income, return of capital and long-term capital gain for 2010 and 2009 are as follows:

Cash dividends paid per Series C preferred share for the year ended December 31, 2010:

Record date	Cash payment date	Cash distribution per share	Taxable ordinary income	Return of capital	Long-term capital gain
12-31-09	01-15-10	0.3594	0.3594
03-31-10	04-15-10	0.3594	0.3594	—	—
06-30-10	07-15-10	0.3594	0.3594	—	—
09-30-10	10-15-10	0.3594	0.3594	—	—

Total for 2010 (1)		$1.4375	1.4375	—	—

		100.0%	100.0%	—	—

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

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

The Board of Trustees declared cash dividends totaling $1.8438 per Series D preferred share for each of the years ended December 31, 2010 and 2009.

Of the total dividends calculated for tax purposes, the amounts characterized as ordinary income, return of capital and long-term capital gain for 2010 and 2009 are as follows:

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

Cash dividends paid per Series D preferred share for the year ended December 31, 2010:

Record date	Cash payment date	Cash distribution per share	Taxable ordinary income	Return of capital	Long-term capital gain
12-31-09	01-15-10	0.4609	0.4609
03-31-10	04-15-10	0.4609	0.4609	—	—
06-30-10	07-15-10	0.4609	0.4609	—	—
09-30-10	10-15-10	0.4609	0.4609	—	—

Total for 2010 (1)		$1.8438	1.8438	—	—

		100.0%	100.0%	—	—

Cash dividends paid per Series D preferred share for the year ended December 31, 2009:

Record date	Cash payment date	Cash distribution per share	Taxable ordinary income	Return of capital	Long-term capital gain
12-31-08	01-15-09	0.4609	0.4609
03-31-09	04-15-09	0.4609	0.4609	—	—
06-30-09	07-15-09	0.4609	0.4609	—	—
09-30-09	10-15-09	0.4609	0.4609	—	—

Total for 2009 (1)		$1.8438	1.8438	—	—

		100.0%	100.0%	—	—

(1)	Differences between totals and details relate to rounding

Series E Convertible Preferred Shares

On April 2, 2008, the Company issued 3.5 million 9.00% Series E cumulative convertible preferred shares (“Series E preferred shares”) in a registered public offering for net proceeds of approximately $83.4 million, after expenses. The Company will pay cumulative dividends on the Series E preferred shares from the date of original issuance in the amount of $2.25 per share each year, which is equivalent to 9.00% of the $25 liquidation preference per share. Dividends on the Series E preferred shares are payable quarterly in arrears, and began on July 15, 2008 with a pro-rated quarterly payment of $0.65 per share. The Company does not have the right to redeem the Series E preferred shares except in limited circumstances to preserve the Company’s REIT status. The Series E preferred shares have no stated maturity and will not be subject to any sinking fund or mandatory redemption. As of December 31, 2010, the Series E preferred shares are convertible, at the holder’s option, into the Company’s common shares at a conversion rate of 0.4512 common shares per Series E preferred share, which is equivalent to a conversion price of $55.41 per common share. This conversion ratio may increase over time upon certain specified triggering events including if the Company’s common dividend per share exceeds a quarterly threshold of $0.84.

Upon the occurrence of certain fundamental changes, the Company will under certain circumstances increase the conversion rate by a number of additional common shares or, in lieu thereof, may in certain circumstances elect to adjust the conversion rate upon the Series E preferred shares becoming convertible into shares of the public acquiring or surviving company.

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

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

The Board of Trustees declared cash dividends totaling $2.25 per Series E preferred share for the years ended December 31, 2010 and 2009.

Of the total dividends calculated for tax purposes, the amounts characterized as ordinary income, return of capital and long-term capital gain for 2010 and 2009 are as follows:

Cash dividends paid per Series E preferred share for the year ended December 31, 2010:

Record date	Cash payment date	Cash distribution per share	Taxable ordinary income	Return of capital	Long-term capital gain
12-31-09	01-15-10	0.5625	0.5625
03-31-10	04-15-10	0.5625	0.5625	—	—
06-30-10	07-15-10	0.5625	0.5625	—	—
09-30-10	10-15-10	0.5625	0.5625	—	—

Total for 2010 (1)		$2.2500	2.2500	—	—

		100.0%	100.0%	—	—

Cash dividends paid per Series E preferred share for the year ended December 31, 2009:

Record date	Cash payment date	Cash distribution per share	Taxable ordinary income	Return of capital	Long-term capital gain
12-31-08	01-15-09	0.5625	0.5625
03-31-09	04-15-09	0.5625	0.5625	—	—
06-30-09	07-15-09	0.5625	0.5625	—	—
09-30-09	10-15-09	0.5625	0.5625	—	—

Total for 2009 (1)		$2.2500	2.2500	—	—

		100.0%	100.0%	—	—

(1)	Differences between totals and details relate to rounding

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

17. Earnings Per Share

The following table summarizes the Company’s computation of basic and diluted earnings per share (EPS) for the years ended December 31, 2010, 2009 and 2008 (amounts in thousands except per share information):

	Year Ended December 31, 2010
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Income from continuing operations	$117,773
Less: preferred dividend requirements	(30,206)
Noncontrolling interest adjustments	(86)

Income from continuing operations available to common shareholders	$87,481	45,206	$1.93

Loss from discontinued operations	$(4,718)
Noncontrolling interest adjustments	1,905

Loss from discontinued operations available to common shareholders	$(2,813)	45,206	$(0.06)

Net income available to common shareholders	$84,668	45,206	$1.87

Diluted EPS:
Income from continuing operations available to common shareholders	$87,481	45,206
Effect of dilutive securities:
Share options	—	349

Income from continuing operations available to common shareholders	$87,481	45,555	$1.92

Loss from discontinued operations available to common shareholders	$(2,813)	45,555	$(0.06)

Net income available to common shareholders	$84,668	45,555	$1.86

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

	Year Ended December 31, 2009
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Income from continuing operations	$31,766
Less: preferred dividend requirements	(30,206)
Noncontrolling interest adjustments	(230)

Income from continuing operations available to common shareholders	$1,330	36,122	$0.04

Loss from discontinued operations	$(43,672)
Noncontrolling interest adjustments	20,143

Loss from discontinued operations available to common shareholders	$(23,529)	36,122	$(0.65)

Net income available to common shareholders	$(22,199)	36,122	$(0.61)

Diluted EPS:
Income from continuing operations available to common shareholders	$1,330	36,122
Effect of dilutive securities:
Share options	—	113

Income from continuing operations available to common shareholders	$1,330	36,235	$0.04

Loss from discontinued operations available to common shareholders	$(23,529)	36,235	$(0.65)

Net income available to common shareholders	$(22,199)	36,235	$(0.61)

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

	Year Ended December 31, 2008
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Income from continuing operations	$128,741
Less: preferred dividend requirements	(28,266)
Noncontrolling interest adjustments	(277)

Income from continuing operations available to common shareholders	$100,198	30,910	$3.24

Loss from discontinued operations	$(1,118)
Noncontrolling interest adjustments	2,630

Income from discontinued operations available to common shareholders	$1,512	30,910	$0.05

Net income available to common shareholders	$101,710	30,910	$3.29

Diluted EPS:
Income from continuing operations available to common shareholders	$100,198	30,910
Effect of dilutive securities:
Share options	—	267

Income from continuing operations available to common shareholders	$100,198	31,177	$3.21

Income from discontinued operations available to common shareholders	$1,512	31,177	$0.05

Net income available to common shareholders	$101,710	31,177	$3.26

The additional 1.9 million common shares that would result from the conversion of the Company’s 5.75% Series C cumulative convertible preferred shares and the additional 1.6 million common shares that would result from the conversion of the Company’s 9.0% Series E cumulative convertible preferred shares (issued on April 2, 2008) and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted earnings per share for the years ended December 31, 2010, 2009 and 2008 because the effect is anti-dilutive.

As of January 1, 2009, the Company’s nonvested share awards are considered participating securities and are included in the calculation of earnings per share under the two-class method as required by the Earnings Per Share Topic of the FASB ASC. Prior-period earnings per share data was computed using the treasury stock method and has been adjusted retrospectively, which lowered basic and diluted earnings per share by $0.03 and $0.02, respectively, for the year ended December 31, 2008.

The Company issues restricted share units to its non-employee trustees. The restricted share units are entitled to receive dividend payments from the date of grant and are therefore considered participating securities under the two-class method. As such, the weighted average shares used in the computation of basic earnings per share include the nonvested restricted share units.

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

18. Equity Incentive Plan

All grants of common shares and options to purchase common shares were issued under the 1997 Share Incentive Plan prior to May 9, 2007, and under the 2007 Equity Incentive Plan on and after May 9, 2007. Under the 2007 Equity Incentive Plan, an aggregate of 1,950,000 common shares, options to purchase common shares and restricted share units, subject to adjustment in the event of certain capital events, may be granted. At December 31, 2010, there were 893,746 shares available for grant under the 2007 Equity Incentive Plan.

Share Options

Share options granted under both the 1997 Share Incentive Plan and the 2007 Equity Incentive Plan have exercise prices equal to the fair market value of a common share at the date of grant. The options may be granted for any reasonable term, not to exceed 10 years, and for employees typically become exercisable at a rate of 20% per year over a five–year period, however, this was reduced to a rate of 25% per year over a four year period for options granted subsequent to 2008. For non-employee Trustees, share options are vested upon issuance, however, the share options may not be exercised for a one year period subsequent to the grant date. The Company generally issues new common shares upon option exercise. A summary of the Company’s share option activity and related information is as follows:

	Number of shares	Option price per share			Weighted avg. exercise price
Outstanding at December 31, 2007	906,998	$14.00	—	$65.50	$32.49
Exercised	(81,914)	19.30	—	42.46	31.06
Granted	86,033	47.20	—	52.72	47.84

Outstanding at December 31, 2008	911,117	$14.00	—	$65.50	$34.07
Exercised	(100,928)	14.13	—	14.13	14.13
Granted	422,093	18.18	—	19.41	18.36
Forfeited	(23,994)	18.18		60.03	32.73

Outstanding at December 31, 2009	1,208,288	$14.00	—	$65.50	$30.27
Exercised	(168,743)	14.00	—	42.46	20.91
Granted	39,438	36.56	—	44.98	38.23
Forfeited	(7,887)	18.18	—	60.03	34.70

Outstanding at December 31, 2010	1,071,096	$16.05	—	$65.50	$32.00

The weighted average fair value of options granted was $7.27, $2.68 and $4.31 during 2010, 2009 and 2008, respectively. The intrinsic value of stock options exercised was $3.5 million during the year ended December 31, 2010 and $1.9 million during each of the years ended December 31, 2009 and 2008.

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

At December 31, 2010, stock-option expense to be recognized in future periods was $1.0 million as follows (in thousands):

Amount
Year:
2011	$570
2012	393
2013	74
2014	4
2015	—

Total	$1,041

The following table summarizes outstanding options at December 31, 2010:

Exercise price range	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)
$ 14.00 - 19.99	368,833	8.0
20.00 - 29.99	243,771	1.9
30.00 - 39.99	101,900	5.1
40.00 - 49.99	243,239	5.7
50.00 - 59.99	10,000	7.4
60.00 - 65.50	103,353	6.1

	1,071,096	5.6	$32.00	$17,259

The following table summarizes exercisable options at December 31, 2010:

Exercise price range	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)
$ 14.00 - 19.99	68,640	7.8
20.00 - 29.99	243,771	1.9
30.00 - 39.99	69,740	3.3
40.00 - 49.99	181,343	5.4
50.00 - 59.99	10,000	7.4
60.00 - 65.50	66,018	6.1

	639,512	4.2	$34.95	$8,501

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

Nonvested Shares

A summary of the Company’s nonvested share activity and related information is as follows:

	Number of shares	Weighted avg. grant date fair value	Weighted avg. life remaining
Outstanding at December 31, 2009	399,405	$34.19
Granted	116,128	36.56
Vested	(142,870)	36.92
Forfeited	(355)	29.52

Outstanding at December 31, 2010	372,308	33.89	0.84

The holders of nonvested shares have voting rights and receive dividends from the date of grant. These shares vest ratably over a period of three to five years. The fair value of the nonvested shares that vested was $5.0 million, $2.8 million and $3.6 million for the years ended December 31, 2010, 2009 and 2008, respectively. At December 31, 2010, unamortized share-based compensation expense related to nonvested shares was $5.4 million and will be recognized in future periods as follows (in thousands):

Amount
Year:
2011	$3,078
2012	1,796
2013	554
2014	—

Total	$5,428

Restricted Share Units

A summary of the Company’s restricted share unit activity and related information is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Life Remaining
Outstanding at December 31, 2009	20,508	$19.02
Granted	10,506	44.98
Vested	(20,508)	19.02

Outstanding at December 31, 2010	10,506	44.98	0.36

The holders of restricted share units have voting rights and receive dividends from the date of grant. The share units vest upon the earlier of the day preceding the next annual meeting of shareholders or a change of control. The settlement date for the shares is selected by the non-employee trustee, and ranges from three years from the grant date to upon termination of service. At December 31, 2010, unamortized share-based compensation expense related to restricted share units was $158 thousand.

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

19. Related Party Transactions

In 2000, the Company loaned an aggregate of $3.5 million to Company executives. The loans were made in order for the executives to purchase common shares of the Company at the market value of the shares on the date of the loan, as well as to repay borrowings on certain amounts previously loaned. The loans are recourse to the executives’ assets and bear interest at 6.24%, were due on January 1, 2011 and interest is payable at maturity. During July of 2008, a former executive paid to the Company the $1.6 million of principal on his loan. The carrying value of the accrued interest on this loan was $1.7 million at December 31, 2010. During 2010, the Company’s Chief Executive Officer and Chief Operating Officer paid off their loan balances and related accrued interest receivable totaling $3.3 million by delivering 86,056 common shares to the Company. Additionally during 2010, one of the Company’s former executives paid off his loan balance and related accrued interest totaling $545 thousand. Interest income from these loans totaled $153 thousand, $315 thousand and $351 thousand for the years ended December 31, 2010, 2009 and 2008, respectively. At December 31, 2010 and 2009, accrued interest receivable on these loans, included in other assets in the accompanying consolidated balance sheets, was $1.7 million and $3.4 million, respectively.

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

20. Operating Leases

Most of the Company’s rental properties are leased under operating leases with expiration dates ranging from 1 to 24 years. Future minimum rentals on non-cancelable tenant operating leases at December 31, 2010 are as follows (in thousands):

Amount
Year:
2011	$229,867
2012	219,728
2013	210,787
2014	194,271
2015	191,469
Thereafter	1,103,968

Total	$2,150,090

The Company leases its executive office from an unrelated landlord. Rental expense totaled approximately $408 thousand, $363 thousand and $319 thousand for the years ended December 31, 2010, 2009 and 2008, respectively, and is included as a component of general and administrative expense in the accompanying consolidated statements of income. Future

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

minimum lease payments under this lease at December 31, 2010 are as follows (in thousands):

Amount
Year:
2011	$360
2012	392
2013	408
2014	434
2015	454
Thereafter	358

Total	$2,406

21. Quarterly Financial Information (unaudited)

Summarized quarterly financial data for the years ended December 31, 2010 and 2009 are as follows (in thousands, except per share data):

	March 31	June 30	September 30	December 31
2010:
Total revenue	$72,883	77,561	80,984	81,636
Net income	29,090	14,747	35,043	34,175
Net income available to common shareholders of Entertainment Properties Trust	22,523	8,036	27,457	26,652
Basic net income per common share	0.53	0.18	0.59	0.57
Diluted net income per common share	0.52	0.18	0.58	0.57

	March 31	June 30	September 30	December 31
2009:
Total revenue	$63,431	63,719	65,368	66,593
Net income (loss)	24,095	25,995	(75,362)	13,366
Net income (loss) available to common shareholders of Entertainment Properties Trust	17,777	20,152	(66,843)	6,715
Basic net income (loss) percommon share	0.52	0.58	(1.89)	0.17
Diluted net income (loss) percommon share	0.52	0.58	(1.89)	0.17

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

All periods have been adjusted to reflect the impact of the operating properties sold or disposed of during 2010 and 2008, which are reflected as discontinued operations on the accompanying consolidated statements of income for the years ended December 31, 2010, 2009 and 2008.

Certain reclassifications have been made to the prior period amounts to conform to the current period presentation. As discussed in Note 17, prior period earnings per share amounts have been adjusted retrospectively due to the adoption two-class method as required by the Earnings Per Share Topic of the FASB ASC.

22. Discontinued Operations

Included in discontinued operations for the years ended December 31, 2010, 2009 and 2008 is a ten acre vineyard and winery facility sold on June 15, 2010, a parcel of land including one building sold on July 14, 2010 and a parcel of land sold in June of 2008. Additionally, included in discontinued operations are the operations of City Center. As a result of the settlement with Mr. Cappelli and his affiliates on June 18, 2010 described in Note 8, the Company no longer holds an ownership interest in the previously consolidated joint ventures that owned City Center.

The operating results relating to discontinued operations are as follows (in thousands):

	Years ended December 31,
	2010	2009	2008
Rental revenue	$3,684	$8,826	$12,003
Tenant reimbursements	1,180	2,874	4,725

Total revenue	4,864	11,700	16,728

Property operating expense	3,831	6,870	5,999
Other expense	117	115	—
General and administrative expense	—	9	—
Interest expense, net	3,198	6,968	6,961
Costs associated with loan refinancing	372	—	—
Impairment charges	—	35,802	—
Depreciation and amortization	1,328	5,608	5,005

Income before gain on sale of real estate	(3,982)	(43,672)	(1,237)
Gain (loss) on sale of real estate	(736)	—	119

Net income	$(4,718)	$(43,672)	$(1,118)

23. Other Commitments and Contingencies

As of December 31, 2010, the Company had one theatre development project and two retail development projects under construction for which it has agreed to finance the development costs. At December 31, 2010, the Company has commitments to fund approximately $9.4 million of additional improvements which are expected to be funded in 2011. Development costs are advanced by the Company in periodic draws. If the Company determines that construction is not

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

being completed in accordance with the terms of the development agreement, it can discontinue funding construction draws. The Company has agreed to lease the properties to the operator at pre-determined rates.

The Company has provided a guarantee of the payment of certain economic development revenue bonds related to four theatres in Louisiana for which the Company earns a fee at an annual rate of 1.75% over the 30 year term of the bond. The Company has recorded $3.2 million as a deferred asset included in other assets and $3.2 million included in other liabilities in the accompanying consolidated balance sheet as of December 31, 2010 related to this guarantee. No amounts have been accrued as a loss contingency related to this guarantee because payment by the Company is not probable.

The Company has certain commitments related to its mortgage note investments that it may be required to fund in the future. The Company is generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of December 31, 2010, the Company had three mortgage notes receivable with commitments totaling approximately $36 million. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

24. Condensed Consolidating Financial Statements

A portion of our subsidiaries have guaranteed the Company’s indebtedness under the unsecured senior notes and the unsecured revolving credit facility. The guarantees are joint and several, full and unconditional. The following summarizes the Company’s condensed consolidating information as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009 and 2008 (in thousands):

Condensed Consolidating Balance Sheet

As of December 31, 2010

	Entertainment Properties Trust (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets
Rental properties, net	$—	$807,891	$1,218,732	$—	$2,026,623
Land held for development	—	—	184,457	—	184,457
Property under development	—	—	5,967	—	5,967
Mortgage notes and related accrued interest receivable, net	—	305,404	—	—	305,404
Investment in a direct financing lease, net	—	226,433	—	—	226,433
Investment in joint ventures	19,159	—	2,851	—	22,010
Cash and cash equivalents	3,356	1,116	7,304	—	11,776
Restricted cash	25	7,287	8,967	—	16,279
Intangible assets, net	—	29,829	5,815	—	35,644
Deferred financing costs, net	9,576	5,011	5,784	—	20,371
Accounts receivable, net	110	9,067	30,637	—	39,814
Intercompany notes receivable	227,141	—	28,649	(255,790)	—
Notes receivable and related accrued interest receivable, net	168	—	4,959	—	5,127
Investments in subsidiaries	1,634,257	—	—	(1,634,257)	—
Other assets	15,887	3,625	4,003	—	23,515

Total assets	$1,909,679	$1,395,663	$1,508,125	$(1,890,047)	$2,923,420

Liabilities and Equity

Liabilities:
Accounts payable and accrued liabilities	$18,636	$26,251	$11,601	$—	$56,488
Dividends payable	37,804	—	—	—	37,804
Unearned rents and interest	—	5,079	1,612	—	6,691
Intercompany notes payable	—	132,067	123,723	(255,790)	—
Long-term debt	250,000	142,000	799,179	—	1,191,179

Total liabilities	306,440	305,397	936,115	(255,790)	1,292,162
Entertainment Properties Trust shareholders’equity	1,603,239	1,090,266	543,991	(1,634,257)	1,603,239
Noncontrolling interests	—	—	28,019	—	28,019

Total equity	1,603,239	1,090,266	572,010	(1,634,257)	1,631,258

Total liabilities and equity	$1,909,679	$1,395,663	$1,508,125	$(1,890,047)	$2,923,420

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

Condensed Consolidating Balance Sheet

As of December 31, 2009

	Entertainment Properties Trust (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets

Rental properties, net	$—	$510,282	$1,344,347	$—	$1,854,629
Land held for development	—	—	4,457	—	4,457
Property under development	—	—	8,272	—	8,272
Mortgage notes and related accrued interest receivable, net	—	389,762	133,118	—	522,880
Investment in a direct financing lease, net	—	169,850	—	—	169,850
Investment in joint ventures	2,156	—	1,924	—	4,080
Cash and cash equivalents	13,566	105	9,467	—	23,138
Restricted cash	25	5,881	6,951	—	12,857
Intangible assets, net	—	—	6,727	—	6,727
Deferred financing costs, net	117	4,439	7,580	—	12,136
Accounts receivable, net	179	3,489	27,059	—	30,727
Intercompany notes receivable	143,945	—	49,148	(193,093)	—
Notes receivable and related accrued interest receivable, net	2,160	—	5,738	—	7,898
Investments in subsidiaries	1,339,879	—	—	(1,339,879)	—
Other assets	11,806	3,214	8,061	—	23,081

Total assets	$1,513,833	$1,087,022	$1,612,849	$(1,532,972)	$2,680,732

Liabilities and Equity

Liabilities:
Accounts payable and accrued liabilities	$5,539	$9,586	$13,286	$—	$28,411
Dividends payable	35,432	—	—	—	35,432
Unearned rents and interest	—	2,830	4,679	—	7,509
Intercompany notes payable	—	53,599	139,494	(193,093)	—
Long-term debt	—	152,600	988,823	—	1,141,423

Total liabilities	40,971	218,615	1,146,282	(193,093)	1,212,775

Entertainment Properties Trust shareholders’ equity	1,472,862	868,407	471,472	(1,339,879)	1,472,862
Noncontrolling interests	—	—	(4,905)	—	(4,905)

Total equity	1,472,862	868,407	466,567	(1,339,879)	1,467,957

Total liabilities and equity	$1,513,833	$1,087,022	$1,612,849	$(1,532,972)	$2,680,732

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

Condensed Consolidating Statement of Income

For the Year Ended December 31, 2010

	Entertainment Properties Trust (Issuer)	Wholly Owned Subsidiary Guarantor	Non- Guarantors Subsidiaries	Consolidated Elimination	Consolidated
Rental revenue	$—	$86,694	$148,314	$—	$235,008
Tenant reimbursements	—	9,600	15,625	—	25,225
Other income	101	7	460	—	568
Mortgage and other financing income	456	51,101	706	—	52,263
Intercompany fee income	2,595	—	—	(2,595)	—
Interest income on intercompany notes receivable	28,145	—	2,184	(30,329)	—

Total revenue	31,297	147,402	167,289	(32,924)	313,064

Equity in subsidiaries’ earnings	92,944	—	—	(92,944)	—

Property operating expense	12	13,682	22,136	—	35,830
Intercompany fee expense	—	—	2,595	(2,595)	—
Other expense	—	62	1,235	—	1,297
General and administrative expense	—	8,400	9,827	—	18,227
Costs associated with loan refinancing	—	15,151	96	—	15,247
Interest expense, net	10,245	13,866	50,691	—	74,802
Interest expense on intercompany notes payable	—	12,756	17,573	(30,329)	—
Transaction costs	346	7,270	171	—	7,787
Provision for loan losses	—	—	700	—	700
Impairment charges	463	—	—	—	463
Depreciation and amortization	596	18,603	32,900	—	52,099

Income before equity in income from joint ventures, gain on acquisition and discontinued operations	112,579	57,612	29,365	(92,944)	106,612
Equity in income from joint ventures	2,295	—	(157)	—	2,138
Gain on acquisition	—	9,023	—	—	9,023

Income from continuing operations	$114,874	$66,635	$29,208	$(92,944)	$117,773
Discontinued operations:
Interest income on intercompany notes receivable	—	—	1,000	(1,000)	—
Interest expense on intercompany notes payable	—	—	(1,000)	1,000	—
Loss from discontinued operations	—	—	(3,982)	—	(3,982)
Loss on sale of real estate	—	—	(736)	—	(736)

Net income	114,874	66,635	24,490	(92,944)	113,055

Add: Net loss attributable to noncontrolling interests	—	—	1,819	—	1,819

Net income attributable to Entertainment Properties Trust	114,874	66,635	26,309	(92,944)	114,874
Preferred dividend requirements	(30,206)	—	—	—	(30,206)

Net income available to common shareholders of Entertainment Properties Trust	$84,668	$66,635	$26,309	$(92,944)	$84,668

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

Condensed Consolidating Statement of Income

For the Year Ended December 31, 2009

	Entertainment Properties Trust (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Rental revenue	$—	$51,838	$143,946	$—	$195,784
Tenant reimbursements	—	1,656	13,782	—	15,438
Other income	92	5	2,793	—	2,890
Mortgage and other financing income	1,057	41,959	1,983	—	44,999
Intercompany fee income	2,345	—	—	(2,345)	—
Interest income on intercompany notes receivable	21,026	—	1,811	(22,837)	—

Total revenue	24,520	95,458	164,315	(25,182)	259,111

Equity in subsidiaries’ earnings	1,144	—	—	(1,144)	—

Property operating expense	—	3,598	18,371	—	21,969
Intercompany fee expense	—	—	2,345	(2,345)	—
Other expense	—	—	2,495	—	2,495
General and administrative expense	—	5,494	9,675	—	15,169
Costs associated with loan refinancing	—	117	—	—	117
Interest expense, net	(47)	12,516	53,278	—	65,747
Interest expense on intercompany notes payable	—	7,717	15,120	(22,837)	—
Transaction costs	194	1,045	2,082	—	3,321
Provision for loan losses	18,000	34,757	18,197	—	70,954
Impairment charges	—	—	6,357	—	6,357
Depreciation and amortization	405	10,794	30,912	—	42,111

Income before equity in income from joint ventures, gain on acquisition and discontinued operations	7,112	19,420	5,483	(1,144)	30,871
Equity in income from joint ventures	895	—	—	—	895

Income from continuing operations	$8,007	$19,420	$5,483	$(1,144)	$31,766
Discontinued operations:
Interest income on intercompany notes receivable	—	—	2,000	(2,000)	—
Interest expense on intercompany notes payable	—	—	(2,000)	2,000	—
Loss from discontinued operations	—	—	(43,672)	—	(43,672)

Net income (loss)	$8,007	$19,420	$(38,189)	$(1,144)	$(11,906)

Add: Net loss attributable to noncontrolling interests	—	—	19,913	—	19,913

Net income (loss) attributable to Entertainment Properties Trust	8,007	19,420	(18,276)	(1,144)	8,007
Preferred dividend requirements	(30,206)	—	—	—	(30,206)

Net income (loss) available to common shareholders of Entertainment Properties Trust	$(22,199)	$19,420	$(18,276)	$(1,144)	$(22,199)

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

Condensed Consolidating Statement of Income

For the Year Ended December 31, 2008

	Entertainment Properties Trust (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Rental revenue	$—	$50,467	$140,111	$—	$190,578
Tenant reimbursements	—	1,719	14,439	—	16,158
Other income	92	—	2,149	—	2,241
Mortgage and other financing income	1,743	48,683	10,009	—	60,435
Intercompany fee income	2,417	—	—	(2,417)	—
Interest income on intercompany notes receivable	21,075	—	1,305	(22,380)	—

Total revenue	25,327	100,869	168,013	(24,797)	269,412

Equity in subsidiaries’ earnings	104,667	—	—	(104,667)	—

Property operating expense	—	3,674	17,128	—	20,802
Intercompany fee expense	—	—	2,417	(2,417)	—
Other expense	—	—	2,103	—	2,103
General and administrative expense	—	5,770	9,516	—	15,286
Interest expense, net	(823)	15,495	49,318	—	63,990
Interest expense on intercompany notes payable	—	8,210	14,170	(22,380)	—
Transaction costs	1,293	—	335	—	1,628
Depreciation and amortization	409	9,486	28,929	—	38,824

Income before equity in income from joint ventures, gain on acquisition and discontinued operations	129,115	58,234	44,097	(104,667)	126,779
Equity in income from joint ventures	861	1,101	—	—	1,962

Income from continuing operations	$129,976	$59,335	$44,097	$(104,667)	$128,741
Discontinued operations:
Interest income on intercompany notes receivable	—	—	1,978	(1,978)	—
Interest expense on intercompany notes payable	—	—	(1,978)	1,978	—
Loss from discontinued operations	—	(27)	(1,210)	—	(1,237)
Gain on sale of real estate	—	119	—	—	119

Net income	$129,976	$59,427	$42,887	$(104,667)	$127,623

Add: Net loss attributable to noncontrolling interests	—	—	2,353	—	2,353

Net income attributable to Entertainment Properties Trust	129,976	59,427	45,240	(104,667)	129,976
Preferred dividend requirements	(28,266)	—	—	—	(28,266)

Net income available to common shareholders of Entertainment Properties Trust	$101,710	$59,427	$45,240	$(104,667)	$101,710

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2010

	Entertainment Properties Trust (Issuer)	Wholly Owned Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Intercompany fee income (expense)	$2,595	$—	$(2,595)	$—
Interest income (expense) on intercompany receivable/payable	28,145	(12,756)	(15,389)	—
Net cash provided by other operating activities	4,209	98,882	77,300	180,391

Net cash provided by operating activities	34,949	86,126	59,316	180,391

Investing activities:
Acquisition of rental properties and other assets	(4,286)	(235,190)	(2,707)	(242,183)
Investment in unconsolidated joint ventures	(15,662)	—	(1,029)	(16,691)
Cash paid related to Cappelli settlement	3,483	—	(8,069)	(4,586)
Investment in mortgage notes receivable	—	(6,288)	—	(6,288)
Investment in direct financing lease, net	—	(51,833)	—	(51,833)
Additions to property under development	—	(376)	(4,558)	(4,934)
Investment in intercompany notes payable	(42,801)	38,072	4,729	—
Advances to subsidiaries, net	(218,024)	188,589	29,435	—

Net cash provided (used) by investing activities of continuing operations	(277,290)	(67,026)	17,801	(326,515)
Net cash used by other investing activities of discontinued operations	—	—	(1,259)	(1,259)
Net proceeds from sale of real estate from discontinued operations	—	—	7,456	7,456

Net cash provided (used) by investing activities	(277,290)	(67,026)	23,998	(320,318)

Financing activities:
Proceeds from long-term debt facilities	245,725	621,531	—	867,256
Principal payments on long-term debt	—	(630,405)	(81,475)	(711,880)
Deferred financing fees paid	(5,686)	(8,944)	(53)	(14,683)
Net proceeds from issuance of common shares	141,134	—	—	141,134
Impact of stock option exercises, net	(815)	—	—	(815)
Proceeds from payment on shareholder loan	281	—	—	281
Purchase of common shares for treasury	(2,182)	—	—	(2,182)
Contribution paid to noncontrolling interests	—	—	10	10
Dividends paid to shareholders	(146,324)	—	—	(146,324)

Net cash provided (used) by financing activities of continuing operations	232,133	(17,818)	(81,518)	132,797
Net cash used by financing activities of discontinued operations	—	—	(4,842)	(4,842)

Net cash provided (used) by financing	232,133	(17,818)	(86,360)	127,955
Effect of exchange rate changes on cash	—	(272)	882	610

Net increase (decrease) in cash and cash equivalents	(10,208)	1,010	(2,164)	(11,362)
Cash and cash equivalents at beginning of the period	13,565	106	9,467	23,138

Cash and cash equivalents at end of the period	$3,357	$1,116	$7,303	$11,776

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2009

	Entertainment Properties Trust (Issuer)	Wholly Owned Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Intercompany fee income (expense)	$2,345	$—	$(2,345)	$—
Interest income (expense) on intercompany receivable/payable	21,026	(7,717)	(13,309)	—
Net cash provided by other operating activities	1,868	67,403	79,546	148,817

Net cash provided by operating activities	25,239	59,686	63,892	148,817

Investing activities:
Acquisition of rental properties and other assets	(240)	(123,498)	(11,374)	(135,112)
Investment in unconsolidated joint ventures	(64)	—	(1,613)	(1,677)
Investment in mortgage notes receivable	—	(35,945)	—	(35,945)
Proceeds from mortgage note receivable paydown	—	—	3,512	3,512
Investment in promissory notes receivable	—	—	(4,108)	(4,108)
Proceeds from promissory note receivable paydown	—	—	1,000	1,000
Additions to property under development	—	—	(19,672)	(19,672)
Investment in intercompany notes payable	(5,430)	—	5,430	—
Advances to subsidiaries, net	(202,925)	219,931	(17,006)	—

Net cash provided (used) by investing activities	(208,659)	60,488	(43,831)	(192,002)

Financing activities:
Proceeds from long-term debt facilities	—	128,000	4,006	132,006
Principal payments on long-term debt	—	(243,200)	(23,300)	(266,500)
Deferred financing fees paid	(75)	(4,773)	(169)	(5,017)
Net proceeds from issuance of common shares	284,965	—	—	284,965
Impact of stock option exercises, net	(805)	—	—	(805)
Purchase of common shares for treasury	(1,201)	—	—	(1,201)
Distributions paid to noncontrolling interests	—	—	(209)	(209)
Dividends paid to shareholders	(126,907)	—	—	(126,907)

Net cash provided (used) by financing activities of continuing operations	155,977	(119,973)	(19,672)	16,332
Net cash used by financing activities of discontinued operations	—	—	(674)	(674)

Net cash provided (used) by financing activities	155,977	(119,973)	(20,346)	15,658
Effect of exchange rate changes on cash	—	(149)	732	583

Net increase (decrease) in cash and cash equivalents	(27,443)	52	447	(26,944)
Cash and cash equivalents at beginning of the period	41,010	56	9,016	50,082

Cash and cash equivalents at end of the period	$13,567	$108	$9,463	$23,138

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2008

	Entertainment Properties Trust (Issuer)	Wholly Owned Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Intercompany fee income (expense)	$2,417	$—	$(2,417)	$—
Interest income (expense) on intercompany receivable/payable	21,075	(8,210)	(12,865)	—
Net cash provided by other operating activities	3,086	56,108	87,062	146,256

Net cash provided by operating activities	26,578	47,898	71,780	146,256
Investing activities:
Acquisition of rental properties and other assets	(394)	(1,013)	(141,174)	(142,581)
Investment in unconsolidated joint ventures	(117)	—	—	(117)
Investment in mortgage notes receivable	—	(51,505)	(129,225)	(180,730)
Investment in promissory notes receivable	(10,000)	—	(149)	(10,149)
Investment in direct financing lease, net	—	(124,043)	—	(124,043)
Additions to property under development	—	(11,493)	(23,545)	(35,038)
Investment in intercompany notes payable	(15,358)	—	15,358	—
Advances to subsidiaries, net	(143,995)	80,572	63,423	—

Net cash used by investing activities of continuing operations	(169,864)	(107,482)	(215,312)	(492,658)
Net cash used by other investing activities of discontinued operations	—	—	(280)	(280)
Net proceeds from sale of real estate from discontinued operations	—	986	—	986

Net cash used by investing activities	(169,864)	(106,496)	(215,592)	(491,952)
Financing activities:
Proceeds from long-term debt facilities	—	382,000	161,660	543,660
Principal payments on long-term debt	—	(325,303)	(20,288)	(345,591)
Deferred financing fees paid	(11)	(563)	(3,325)	(3,899)
Net proceeds from issuance of common shares	224,214	—	—	224,214
Net proceeds from issuance of preferred shares	83,438	—	—	83,438
Impact of stock option exercises, net	(147)	—	—	(147)
Proceeds from payment on shareholder loan	1,600	—	—	1,600
Purchase of common shares for treasury	(777)	—	—	(777)
Distributions paid to noncontrolling interests	—	—	(637)	(637)
Dividends paid to shareholders	(124,930)	—	—	(124,930)

Net cash provided by financing activities of continuing operations	183,387	56,134	137,410	376,931
Net cash provided by financing activities of discontinued operations	—	—	4,265	4,265

Net cash provided by financing activities	183,387	56,134	141,675	381,196
Effect of exchange rate changes on cash	—	161	(749)	(588)

Net increase in cash and cash equivalents	40,101	(2,303)	(2,886)	34,912
Cash and cash equivalents at beginning of the period	909	2,359	11,902	15,170

Cash and cash equivalents at end of the period	$41,010	$56	$9,016	$50,082

ENTERTAINMENT PROPERTIES TRUST

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

25. Subsequent Events

On January 13, 2011, the Company entered into a modification agreement with its vineyard and winery tenant at four properties, Ascentia Wine Estates. The modification agreement provides for, among other things, the sale of the real property and the operations of one winery to a third-party buyer and the payment of $2.0 million in rent related to the fourth quarter of 2010. The agreement also provides for the termination of the lease on another winery and vineyard, which previously had annual rent of approximately $5.5 million. The Company will take possession of the property during the first quarter of 2011. Additionally, the leases on two other wineries and one other vineyard were amended to provide for a reduction in rent of $1.5 million to approximately $3.5 million annually. Management of the Company has assessed the carrying value of the properties for impairment and no provision for impairment was considered necessary based on this analysis.

On February 3, 2011 the Company entered into an agreement to sell its Toronto Dundas Square entertainment retail center in downtown Toronto after purchasing this property out of receivership earlier in the year. The sale proceeds, net of closing costs, are expected to exceed $220 million CAD. Subject to the satisfaction of certain conditions, the transaction is expected to close by the end of the first quarter of 2011 or shortly thereafter. In addition, on February 3, 2011, in order to hedge the foreign currency exposure related to the expected proceeds from the anticipated sale of this property, the Company entered into a forward contract to sell $200 million CAD for $201.5 million U.S. dollars with a settlement date of April 15, 2011. Including the impact of foreign currency, the Company expects to record a gain in excess of $17 million upon closing.

On February 7, 2011, the Company paid in full the eight term loans outstanding under the vineyard and winery facility totaling $86.2 million. In connection with the payment in full of the term loans, the related interest rate swaps were terminated at a cost of $4.6 million. Additionally, deferred financing costs, net of accumulated amortization, of $1.8 million were written off as part of this loan prepayment.

On January 5, 2011, the Company entered into an agreement to acquire four theatre properties for a total investment of $36.8 million from a third-party. The transaction is expected to close in the first quarter of 2011. The theatre properties are located in New Hampshire and Maine and contain an aggregate of 56 screens. The theatre properties will be leased to Cinemagic pursuant to lease agreements that are structured as a triple net lease with the tenant responsible for all taxes, costs and expenses arising from the use or operation of the properties. As a part of this transaction, the Company will assume a mortgage loan of $3.8 million on one of the four theatres.

Entertainment Properties Trust

Schedule II - Valuation and Qualifying Accounts

December 31, 2010

Description	Balance at December 31, 2009	Additions During 2010	Deductions During 2010	Balance at December 31, 2010
Reserve for Doubtful Accounts	4,910,000	8,164,000	(6,383,000)	6,691,000
Allowance for Loan Losses	71,973,000	700,000	(64,477,000)	8,196,000

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

There was no allowance for loan losses for the year ended December 31, 2008

Entertainment Properties Trust

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2010

(Dollars in thousands)

			Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2010
Description	Market	Encumbrance	Land	Buildings, Equipment & improvements		Land	Buildings, Equipment & improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
Grand 24	Dallas, TX	$—	3,060	15,281	—	3,060	15,281	18,341	4,775	11/97	40 years
Mission Valley 20	San Diego, CA	—	—	16,028	—	—	16,028	16,028	5,009	11/97	40 years
Promenade 16	Los Angeles, CA	—	6,021	22,104	—	6,021	22,104	28,125	6,908	11/97	40 years
Ontario Mills 30	Los Angeles, CA	—	5,521	19,450	—	5,521	19,450	24,971	6,078	11/97	40 years
Lennox 24	Columbus, OH	—	—	12,685	—	—	12,685	12,685	3,964	11/97	40 years
West Olive 16	St. Louis, MO	—	4,985	12,602	—	4,985	12,602	17,587	3,938	11/97	40 years
Studio 30	Houston, TX	—	6,023	20,037	—	6,023	20,037	26,060	6,262	11/97	40 years
Huebner Oaks 24	San Antonio, TX	—	3,006	13,662	—	3,006	13,662	16,668	4,270	11/97	40 years
First Colony 24	Houston, TX	17,332	—	19,100	67	—	19,167	19,167	6,229	11/97	40 years
Oakview 24	Omaha, NE	17,822	5,215	16,700	59	5,215	16,759	21,974	5,447	11/97	40 years
Leawood Town Center 20	Kansas City, MO	14,401	3,714	12,086	43	3,714	12,129	15,843	3,942	11/97	40 years
On The Border	Dallas, TX	—	879	—	—	879	—	879	—	11/97	n/a
Cheddar’s Casual Café	Dallas, TX	—	565	—	—	565	—	565	—	11/97	20 years
Vacant	Houston, TX	—	652	—	857	652	857	1,509	473	11/97	20 years
Texas Land & Cattle	Houston, TX	—	1,519	—	—	1,519	—	1,519	—	11/97	n/a
Gulf Pointe 30	Houston, TX	24,056	4,304	21,496	76	4,304	21,572	25,876	6,966	2/98	40 years
South Barrington 30	Chicago, IL	24,866	6,577	27,723	98	6,577	27,821	34,398	8,926	3/98	40 years
Mesquite 30	Dallas, TX	20,417	2,912	20,288	72	2,912	20,360	23,272	6,447	4/98	40 years
Hampton Town Center 24	Norfolk, VA	—	3,822	24,678	88	3,822	24,766	28,588	7,739	6/98	40 years
Pompano 18	Pompano Beach, FL	9,888	6,771	9,899	3,445	6,771	13,344	20,115	3,961	8/98	40 years
Raleigh Grand 16	Raleigh, NC	6,382	2,919	5,559	—	2,919	5,559	8,478	1,714	8/98	40 years
Paradise 24	Miami, FL	19,972	2,000	13,000	8,512	2,000	21,512	23,512	6,364	11/98	40 years
Aliso Viejo 20	Los Angeles, CA	19,972	8,000	14,000	—	8,000	14,000	22,000	4,200	12/98	40 years
Bosie Stadium 21	Boise, ID	14,293	—	16,003	—	—	16,003	16,003	4,801	12/98	40 years
Texas Roadhouse	Dallas, TX	—	886	—	—	886	—	886	—	3/99	n/a
Woodridge 18	Chicago, IL	6,459	9,926	8,968	—	9,926	8,968	18,894	2,578	6/99	40 years
Tampa Starlight 20	Tampa, FL	8,187	6,000	12,809	1,052	6,000	13,861	19,861	3,673	6/99	40 years
Westminster 24	Denver, CO	10,843	5,850	17,314	—	5,850	17,314	23,164	3,932	6/99	40 years
Cary Crossroads 20	Cary, NC	6,914	3,352	11,653	155	3,352	11,808	15,160	3,247	12/99	40 years
Palm Promenade 24	San Diego, CA	10,871	7,500	17,750	—	7,500	17,750	25,250	4,844	2/00	40 years
Westminster Promenade	Denver, CO	—	6,204	12,600	9,504	6,205	22,104	28,309	4,156	12/01	40 years
Westbank Palace 16	Westbank, LA	7,277	4,378	12,330	—	4,378	12,330	16,708	2,723	3/02	40 years
Houma Palace 10	Houma, LA	4,094	2,404	6,780	—	2,404	6,780	9,184	1,497	3/02	40 years
Hammond Palace 10	Hammond, LA	3,980	2,404	6,780	(565)	1,839	6,780	8,619	1,497	3/02	40 years
Elmwood Palace 20	Elmwood, LA	10,461	5,264	14,820	—	5,264	14,820	20,084	3,273	3/02	40 years
Clearview Palace 12	Clearview, LA	5,458	—	11,740	—	—	11,740	11,740	2,593	3/02	40 years
Forum 30	Sterling Heights, MI	12,735	5,975	17,956	3,400	5,975	21,356	27,331	5,415	6/02	40 years
Olathe Studio 30	Olathe, KS	9,097	4,000	15,935	—	4,000	15,935	19,935	3,386	6/02	40 years
Cherrydale 16	Greenville, SC	3,752	1,600	6,400	—	1,600	6,400	8,000	1,360	6/02	40 years
Cherrydale Shops	Greenville, SC	—	60	1,170	20	60	1,190	1,250	249	6/02	40 years
Livonia 20	Livonia, MI	10,416	4,500	17,525	—	4,500	17,525	22,025	3,688	8/02	40 years
Hoffman Town Centre 22	Alexandria, VA	10,461	—	22,035	—	—	22,035	22,035	4,545	10/02	40 years

Subtotals carried over to next page		$310,405	148,768	546,946	26,883	148,204	574,394	722,598	161,069

Entertainment Properties Trust

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2010

(Dollars in thousands)

					Additions (Dispositions)
			Initial cost			Gross Amount at December 31, 2010
Description	Market	Encumbrance	Land	Buildings, Equipment & improvements	(Impairments) Subsequent to acquisition	Land	Buildings, Equipment & improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
Subtotal from previous page	n/a	310,405	148,768	546,946	26,883	148,204	574,394	722,598	161,069	n/a	n/a
Colonel Glenn 18	Little Rock, AR	9,798	3,858	7,990	—	3,858	7,990	11,848	1,615	12/02	40 years
AmStar Cinema 16	Macon, GA	6,070	1,982	5,056	—	1,982	5,056	7,038	980	3/03	40 years
Johnny Carino’s	Mesquite, TX	—	789	990	—	789	990	1,779	194	3/03	40 years
Star Southfield Center	Southfield, MI	—	8,000	20,518	5,538	8,000	26,056	34,056	6,248	5/03	40 years
Southwind 12	Lawrence, KS	4,484	1,500	3,526	—	1,500	3,526	5,026	668	6/03	40 years
New Roc City	New Rochelle, NY	63,537	6,100	97,696	311	6,100	98,007	104,107	20,352	10/03	40 years
Harbour View Station	Suffolk, VA	—	3,256	9,206	2,752	3,298	11,917	15,215	1,755	11/03	40 years
Columbiana Grande 14	Columbiana, SC	7,701	1,000	10,534	(2,447)	1,000	8,087	9,087	1,502	11/03	40 years
The Grande 18	Hialeah, FL	—	7,985	—	—	7,985	—	7,985	—	12/03	n/a
Kanata Centrum	Toronto, Ontario	34,161	12,668	46,202	32,338	12,668	78,540	91,208	11,892	3/04	40 years
Oakville Centrum	Toronto, Ontario	27,918	12,668	29,825	4,847	12,668	34,672	47,340	5,615	3/04	40 years
Mississauga Centrum	Toronto, Ontario	18,664	11,631	22,191	19,380	15,294	37,908	53,202	5,422	3/04	40 years
Whitby Centrum	Toronto, Ontario	22,385	12,868	27,699	24,118	16,530	48,155	64,685	8,464	3/04	40 years
Deer Valley 30	Phoenix, AZ	14,472	4,276	15,934	—	4,276	15,934	20,210	2,689	3/04	40 years
Mesa Grand 24	Phoenix, AZ	14,717	4,446	16,565	—	4,446	16,565	21,011	2,795	3/04	40 years
Hamilton 24	Hamilton, NJ	16,180	4,869	18,143	—	4,869	18,143	23,012	3,062	3/04	40 years
Grand Prairie 18	Peoria, IL	—	2,948	11,177	—	2,948	11,177	14,125	1,793	7/04	40 years
Lafayette Grand 16	Lafayette, LA	8,542	—	10,318	—	—	10,318	10,318	1,671	7/04	40 years
Vland Multi-tenant Retail	Warrenville, IL	—	1,936	—	114	2,050	—	2,050	—	7/04	n/a
Stir Crazy	Warrenville, IL	—	1,983	900	—	1,983	900	2,883	375	9/04	15 years
Northeast Mall 18	Hurst, TX	13,797	5,000	11,729	1,015	5,000	12,744	17,744	1,946	11/04	40 years
The Grand 18	D’Iberville, MS	10,762	2,001	8,043	2,432	2,001	10,475	12,476	1,471	12/04	40 years
Avenue 16	Melbourne, FL	—	3,817	8,830	320	3,817	9,150	12,967	1,373	12/04	40 years
Mayfaire Cinema 16	Wilmington, NC	7,267	1,650	7,047	—	1,650	7,047	8,697	1,042	2/05	40 years
East Ridge 18	Chatanooga, TN	11,868	2,798	11,467	—	2,799	11,467	14,266	1,672	3/05	40 years
Burbank Village	Burbank, CA	33,182	16,584	35,016	3,451	16,584	38,467	55,051	5,229	3/05	40 years
Savannah Land	Savannah, GA	—	2,783	—	(586)	2,197	—	2,197	—	5/05	n/a
ShowPlace 12	Indianapolis, IN	4,787	1,481	4,565	—	1,481	4,565	6,046	628	6/05	40 years
The Grand 14	Conroe, TX	—	1,836	8,230	—	1,836	8,230	10,066	1,131	6/05	40 years
La Cantina (Asahi)	Houston, TX	—	1,482	1,365	(170)	1,237	1,440	2,677	518	8/05	15 years
The Grand 18	Hattiesburg, MS	9,715	1,978	7,733	2,432	1,978	10,165	12,143	1,258	9/05	40 years
Mad River Mountain	Bellefontaine, OH	—	5,108	5,994	1,500	5,251	7,352	12,603	1,495	11/05	40 years
Manchester Stadium 16	Fresno, CA	11,076	7,600	11,613	—	7,600	11,613	19,213	1,663	12/05	40 years
Modesto Stadium 10	Modesto, CA	4,562	2,542	3,910	—	2,542	3,910	6,452	497	12/05	40 years
Arroyo Grande Stadium 10	Arroyo Grande, CA	4,705	2,641	3,810	—	2,641	3,810	6,451	484	12/05	40 years
Auburn Stadium 10	Auburn, CA	6,095	2,178	6,185	—	2,178	6,185	8,363	786	12/05	40 years
Columbia 14	Columbia, MD	—	—	12,204	—	—	12,204	12,204	1,449	3/06	40 years
Firewheel 18	Garland TX	16,171	8,028	14,825	—	8,028	14,825	22,853	1,760	3/06	40 years
White Oak Village Cinema 14	Garner, NC	—	1,305	6,899	—	1,305	6,899	8,204	805	4/06	40 years
The Grand 18	Winston-Salem, NC	—	—	12,153	1,925	—	14,078	14,078	1,584	7/06	40 years
Valley Bend 18	Huntsville, AL	—	3,508	14,802	—	3,508	14,802	18,310	1,604	8/06	40 years

Subtotals carried over to next page		$693,021	327,851	1,097,836	126,153	334,081	1,217,763	1,551,844	266,556

Entertainment Properties Trust

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2010

(Dollars in thousands)

			Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2010
Description	Market	Encumbrance	Land	Buildings, Equipment & improvements		Land	Buildings, Equipment & improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
Subtotal from previous page	n/a	693,021	327,851	1,097,836	126,153	334,081	1,217,763	1,551,844	266,556	n/a	n/a
Cityplace 14	Kalamazoo, MI	—	5,125	12,216	—	5,125	12,216	17,341	1,247	11/06	40 years
Bayou 15	Pensacola, FL	—	5,316	15,099	—	5,316	15,099	20,415	1,510	12/06	40 years
The Grand 16	Slidell, LA	10,635	—	11,499	—	—	11,499	11,499	1,150	12/06	40 years
Rack & Riddle	Hopland, CA	14,357	1,015	5,724	26,082	1,015	31,806	32,821	3,605	4/07	40 years
Pier Park Grand 16	Panama City Beach, FL	—	6,486	11,156	—	6,486	11,156	17,642	999	5/07	40 years
Austell Promenade	Austell, GA	—	1,596	—	—	1,596	—	1,596	—	7/07	n/a
Kalispell Stadium 14	Kalispell, MT	—	2,505	7,323	—	2,505	7,323	9,828	610	8/07	40 years
EOS Estate Winery	Paso Robles, CA	—	1,576	19,725	440	2,145	19,596	21,741	1,929	8/07	40 years
Cosentino Wineries	Pope Valley, Lockeford, and Clements, CA	—	5,249	13,431	(1,958)	5,249	11,473	16,722	2,363	8/07	40 years
Four Seasons Station Grand 18	Greensboro, NC	—	—	12,606	—	—	12,606	12,606	972	11/07	40 years
Crotched Mountain	Bennington, NJ	—	404	—	—	404	—	404	—	2/08	n/a
Buena Vista Winery & Vineyards	Sonoma, CA	37,801	30,405	30,171	1,557	30,405	31,728	62,133	4,815	6/08	40 years
Columbia Winery	Sunnyside, WA	2,614	112	3,944	2,737	113	6,681	6,794	394	6/08	40 years
Gary Farrell Winery	Healdsburg, CA	4,055	2,135	4,209	439	2,135	4,648	6,783	290	6/08	40 years
Geyser Peak Winery & Vineyards	Geyserville, CA	27,446	14,353	31,131	3,767	14,353	34,898	49,251	2,760	6/08	40 years
Caneros Vintners Custom Crush	Sonoma, CA	—	2,772	10,023	(148)	2,772	9,875	12,647	310	6/08	40 years
Glendora 12-Diamondridge	Glendora, CA	—	—	10,588	—	—	10,588	10,588	573	10/08	40 years
Harbour View Marketplace	Suffolk, VA	—	3,382	9,971	3,431	3,942	12,842	16,784	554	6/09	40 years
Ann Arbor 20	Ypsilanti, MI	—	4,716	227	—	4,716	227	4,943	6	12/09	40 years
Buckland Hills 18	Manchester, CT	—	3,628	11,474	—	3,628	11,474	15,102	287	12/09	40 years
Centreville 12	Centreville, VA	—	3,628	1,769	—	3,628	1,769	5,397	44	12/09	40 years
Davenport 53 18	Davenport, IA	—	3,637	6,068	(38)	3,599	6,068	9,667	152	12/09	40 years
Fairfax Corner 14	Fairfax, VA	—	2,630	11,791	—	2,630	11,791	14,421	295	12/09	40 years
Flint West 14	Flint, MI	—	1,270	1,723	—	1,270	1,723	2,993	43	12/09	40 years
Hazlet 12	Hazlet, NJ	—	3,719	4,716	—	3,719	4,716	8,435	118	12/09	40 years
Huber Heights 16	Huber Heights, OH	—	970	3,891	—	970	3,891	4,861	97	12/09	40 years
North Haven 12	North Haven, CT	—	5,442	1,061	—	5,442	1,061	6,503	27	12/09	40 years
Preston Crossings 16	Okolona, KY	—	5,379	3,311	—	5,379	3,311	8,690	83	12/09	40 years
Ritz Center 16	Voorhees, NJ	—	1,723	9,614	—	1,723	9,614	11,337	240	12/09	40 years
Stonybrook 20	Louisville, KY	—	4,979	6,567	—	4,979	6,567	11,546	164	12/09	40 years
The Greene 14	Beaver Creek, OH	—	1,578	6,630	—	1,578	6,630	8,208	166	12/09	40 years
West Springfield 15	West Springfield, MA	—	2,540	3,755	—	2,540	3,755	6,295	94	12/09	40 years
Western Hills 14	Cincinnati, OH	—	1,361	1,742	—	1,361	1,742	3,103	45	12/09	40 years
Toronto Dundas Square	Toronto, Ontario	—	44,742	153,010	568	44,742	153,578	198,321	3,424	03/10	40 years
Tinseltown 20 + XD	El Paso, TX	—	4,598	13,207	—	4,598	13,207	17,805	165	06/10	40 years
Tinseltown 20 + XD	Pflugerville, TX	—	4,356	11,533	—	4,356	11,533	15,889	144	06/10	40 years
Tinseltown USA 15	Beaumont, TX	—	1,065	11,669	—	1,065	11,669	12,734	146	06/10	40 years
Movies 14	Mishawaka, IN	—	2,399	5,454	—	2,399	5,454	7,853	68	06/10	40 years
Tinseltown 20 + XD	Colorado Springs, CO	—	4,134	11,220	—	4,134	11,220	15,354	140	06/10	40 years
Movies 10	Redding, CA	—	2,044	4,500	—	2,044	4,500	6,544	56	06/10	40 years

Subtotals carried over to next page		$789,928	520,820	1,591,584	163,030	528,142	1,747,297	2,275,439	296,641

Entertainment Properties Trust

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2010

(Dollars in thousands)

			Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2010
Description	Market	Encumbrance	Land	Buildings, Equipment & improvements		Land	Buildings, Equipment & improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
Subtotal from previous page	n/a	789,928	520,820	1,591,584	163,030	528,142	1,747,297	2,275,439	296,641	n/a	n/a
Tinseltown 14	Pueblo, CO	—	2,238	5,162	—	2,238	5,162	7,400	64	06/10	40 years
Hollywood Usa 20	Pasadena, TX	—	2,951	10,684	—	2,951	10,684	13,635	134	06/10	40 years
Tinseltown 290 16	Houston, TX	—	4,109	9,739	—	4,109	9,739	13,848	122	06/10	40 years
Movies 14	McKinney, TX	—	1,916	3,319	—	1,916	3,319	5,235	41	06/10	40 years
Grand Prairie 15	Grand Prairie, TX	—	1,872	3,244	—	1,872	3,244	5,116	41	06/10	40 years
Movies 10	Plano, TX	—	1,051	1,967	—	1,051	1,967	3,018	25	06/10	40 years
Development property		—	5,967	—	—	5,967	—	5,967	—	n/a	n/a
Land held for development		—	184,457			184,457	—	184,457
Unsecured revolving credit facility		142,000	—	—	—	—	—	—	—	n/a	n/a
Senior unsecured notes payable		250,000	—	—	—	—	—	—	—	n/a	n/a
Capital lease obligation		9,251	—	—	—	—	—	—	—	n/a	n/a

Total		1,191,179	725,381	1,625,699	163,030	732,703	1,781,412	2,514,115	297,068

Entertainment Properties Trust

Schedule III - Real Estate and Accumulated Depreciation (continued)

Reconciliation

(Dollars in thousands)

December 31, 2010

Real Estate:
Reconciliation:
Balance at beginning of the year	$2,125,996
Acquisition and development of rental properties during the year	523,082
Disposition of rental properties during the year	(134,963)

Balance at close of year	$2,514,115

Accumulated Depreciation
Reconciliation:
Balance at beginning of the year	$258,638
Depreciation during the year	49,161
Disposition of rental properties during the year	(10,731)

Balance at close of year	$297,068

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control–Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010. KPMG, LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders

Entertainment Properties Trust:

We have audited Entertainment Properties Trust’s (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Entertainment Properties Trust as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 1, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Kansas City, Missouri
March 1, 2011

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 11, 2011 (the “Proxy Statement”), contains under the captions “Election of Trustees”, “Company Governance”, “Executive Officers”, and “Section 16(a) Beneficial Ownership Reporting Compliance” the information required by Item 10 of this Annual Report on Form 10-K, which information is incorporated herein by this reference.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Changes in Equity for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Comprehensive Income for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009, and 2008.

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

ENTERTAINMENT PROPERTIES TRUST

Dated: March 1, 2011	By	/s/ David M. Brain
David M. Brain, President and Chief Executive Officer (Principal Executive Officer)

Dated: March 1, 2011	By	/s/ Mark A. Peterson
Mark A. Peterson, Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Robert J. Druten	March 1, 2011
Robert J. Druten, Chairman of the Board

/s/ David M. Brain	March 1, 2011
David M. Brain, President, Chief Executive Officer (Principal Executive Officer) and Trustee

/s/ Mark A. Peterson	March 1, 2011
Mark A. Peterson, Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ Jack A. Newman, Jr.	March 1, 2011
Jack A. Newman, Jr., Trustee

/s/ James A. Olson	March 1, 2011
James A. Olson, Trustee

/s/ Barrett Brady	March 1, 2011
Barrett Brady, Trustee

/s/ Peter Brown	March 1, 2011
Peter Brown, Trustee

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

4.1

Form of share certificate for common shares of beneficial interest of the Company, which is attached as Exhibit 4.5 to the Company’s Registration Statement on Form S-11, as amended, (Registration No. 333-35281), is hereby incorporated by reference as Exhibit 4.1

4.2

Form of 9.50% Series A Cumulative Redeemable Preferred Share Certificate, which is attached as Exhibit 4.5 to the Company’s Form 8-A12B (Commission File No. 001-13561) filed on May 24, 2002, is hereby incorporated by reference as Exhibit 4.2

4.3

Form of 7.75% Series B Cumulative Redeemable Preferred Share Certificate, which is attached as Exhibit 4.7 to the Company’s Form 8-A12B (Commission File No. 001-13561) filed on January 12, 2005, is hereby incorporated by reference as Exhibit 4.3

4.4

Form of 5.75% Series C Cumulative Convertible Preferred Shares Certificate, which is attached as Exhibit 4.1 to the Company’s Form 8-K (Commission File No. 001-13561) filed December 21, 2006, is hereby incorporated by reference as Exhibit 4.4

4.5

Form of 7.375% Series D Cumulative Redeemable Preferred Shares Certificate, which is attached as Exhibit 4.1 to the Company’s Form 8-K (Commission File No. 001-13561) filed May 4, 2007, is hereby incorporated by reference as Exhibit 4.5

4.6

Form of 9.00% Series E Cumulative Convertible Preferred Shares, which is attached as Exhibit 4.1 to the Company’s Form 8-K (Commission File No. 001-13561) filed on April 2, 2008, is hereby incorporated by reference as Exhibit 4.6.

4.7

Registration Rights Agreement among Entertainment Properties Trust, Whitby Centrum Limited Partnership, Oakville Centrum Limited Partnership, Kanata Centrum Limited Partnership, Courtney Square Limited Partnership and 2041197 Ontario Ltd., dated February 24, 2004, which is attached as Exhibit 10.10 to the Company’s Form 8-K/A (Commission File No. 001-13561) filed on March 16, 2004, is hereby incorporated by reference as Exhibit 4.7

4.8

Agreement Regarding Ownership Limit Waiver between the Company and Cohen & Steers Capital Management, Inc., which is attached as Exhibit 4.7 to the Company’s Form 8-K (Commission File No. 001-13561) filed on January 19, 2005, is hereby incorporated by reference as Exhibit 4.8

4.9

Agreement Regarding Ownership Limit Waiver between the Company and ING Clarion Real Estate Securities, which is attached as Exhibit 4.1 to the Company’s Form 8-K (Commission File No. 001-13561) filed on May 14, 2007, is hereby incorporated by reference as Exhibit 4.9

4.10

Agreement Regarding Ownership Limit Waiver between the Company and Blackrock, Inc. and its subsidiaries, which is attached as Exhibit 4.10 to the Company’s Form 10-K (Commission File No. 001-13561) filed on March 1, 2010, is hereby incorporated as Exhibit 4.10

4.11

Indenture, dated June 30, 2010, among the Company, certain of its subsidiaries, and UMB Bank, N.A. as trustee, which is attached as Exhibit 4.1 to the Company’s Form 8-K (Commission File No. 001-13561) filed on July 1, 2010, is hereby incorporated by reference as Exhibit 4.11

4.12	Form of 7.75% Senior Notes due 2020 (included as Exhibit A to Exhibit 4.11 above)

4.13

Registration Rights Agreement, dated June 30, 2010, among the Company, certain of its subsidiaries, and J.P. Morgan Securities, Inc., for itself and on behalf of several initial purchasers named therein, which is attached as Exhibit 4.3 to the Company’s Form 8-K (Commission File No. 001-13561) filed on July 1, 2010, is hereby incorporated by reference as Exhibit 4.13

10.1

Credit Agreement, dated June 30, 2010, among the Company; certain of its subsidiaries; the lenders defined therein; KeyBank National Association, as administrative agent; JP Morgan Chase Bank, N.A. and RBC Capital Markets, as co-syndication; and each of KeyBanc Capital Markets, LLC, J.P. Morgan Securities, Inc. and RBC Capital Markets, as joint lead arrangers and joint book runners, which is attached as Exhibit 10.1 to the Company’s Form 8-K (Commission File No. 001-13561) filed on July 1, 2010, is hereby incorporated by reference as Exhibit 10.1

10.2

Mississauga Entertainment Centrum Agreement dated November 14, 2003 among Courtney Square Ltd., EPR North Trust and Entertainment Properties Trust, which is attached as Exhibit 10.1 to the Company’s Form 8-K (Commission File No. 001-13561) filed March 15, 2004, is hereby incorporated by reference as Exhibit 10.2

10.3

Oakville Entertainment Centrum Agreement dated November 14, 2003 among Penex Winston Ltd., EPR North Trust and Entertainment Properties Trust, which is attached as Exhibit 10.2 to the Company’s Form 8-K (Commission File No. 001-13561) filed March 15, 2004, is hereby incorporated by reference as Exhibit 10.3

10.4

Whitby Entertainment Centrum Agreement dated November 14, 2003 among Penex Whitby Ltd., EPR North Trust and Entertainment Properties Trust, which is attached as Exhibit 10.3 to the Company’s Form 8-K (Commission File No. 001-13561) filed March 15, 2004, is hereby incorporated by reference as Exhibit 10.4

10.5

Kanata Entertainment Centrum Agreement dated November 14, 2003 among Penex Kanata Ltd., Penex Main Ltd., EPR North Trust and Entertainment Properties Trust, which is attached as Exhibit 10.4 to the Company’s Form 8-K (Commission File No. 001-13561) filed March 15, 2004, is hereby incorporated by reference as Exhibit 10.5

10.6

Amending Agreements among Courtney Square Ltd., EPR North Trust and Entertainment Properties Trust, which are attached as Exhibit 10.5 to the Company’s Form 8-K (Commission File No. 001-13561) filed March 15, 2004, are hereby incorporated by reference as Exhibit 10.6

10.7

Amending Agreements among Penex Winston Ltd., EPR North Trust and Entertainment Properties Trust, which are attached as Exhibit 10.6 to the Company’s Form 8-K (Commission File No. 001-13561) filed March 15, 2004, are hereby incorporated by reference as Exhibit 10.7

10.8

Amending Agreements among Penex Whitby Ltd., EPR North Trust and Entertainment Properties Trust, which are attached as Exhibit 10.7 to the Company’s Form 8-K (Commission File No. 001-13561) filed March 15, 2004, are hereby incorporated by reference as Exhibit 10.8

10.9

Amending Agreements among Penex Kanata Ltd., Penex Main Ltd., EPR North Trust and Entertainment Properties Trust, which are attached as Exhibit 10.8 to the Company’s Form 8-K (Commission File No. 001-13561) filed March 15, 2004, are hereby incorporated by reference as Exhibit 10.9

10.10

Note Purchase Agreement dated February 24, 2004 among Entertainment Properties Trust and Courtney Square Limited Partnership, Whitby Centrum Limited Partnership, Oakville Centrum Limited Partnership and Kanata Centrum Limited Partnership, which is attached as Exhibit 10.9 to the Company’s Form 8-K (Commission File No. 001-13561) filed March 15, 2004, is hereby incorporated by reference as Exhibit 10.10

10.11

Form of Indemnification Agreement entered into between the Company and each of its trustees and officers, which is attached as Exhibit 10.8 to Amendment No. 1, filed October 28, 1997, to the Company’s Registration Statements on Form S-11 (Registration No. 333-35281), is hereby incorporated by reference as exhibit 10.11

10.12

Form of Indemnification Agreement, which is attached as Exhibit 10.2 to the Company’s Form 8-K (Commission File No. 001-13561) filed on May 14, 2007, is hereby incorporated by reference as Exhibit 10.12

10.13	*

Deferred Compensation Plan for Non-Employee Trustees, which is attached as Exhibit 10.10 to Amendment No. 2, filed November 5, 1997, to the Company’s Registration Statement on Form S-11 (Registration No. 333-35281), is hereby incorporated by reference as Exhibit 10.13

10.14	*

Annual Incentive Program, which is attached as Exhibit 10.11 to Amendment No. 2, filed November 5, 1997, to the Company’s Registration Statement on Form S-11 (Registration No. 333-35281), is hereby incorporated by reference as Exhibit 10.14

10.15	*

First Amended and Restated 1997 Share Incentive Plan included as Appendix D to the Company’s definitive proxy statement filed April 8, 2004 (Commission File No. 001-13561), is hereby incorporated by reference as Exhibit 10.15

10.16	*

Form of 1997 Share Incentive Plan Restricted Shares Award Agreement, which is attached as Exhibit 10.14 to the Company’s Form 10-K (Commission File No. 001-13561) filed February 28, 2007, is hereby incorporated by reference as Exhibit 10.16

10.17*

Form of Option Certificate Issued Pursuant to Entertainment Properties Trust 1997 Share Incentive Plan, which is attached as Exhibit 10.15 to the Company’s Form 10-K (Commission File No. 001-13561) filed February 28, 2007, is hereby incorporated by reference as Exhibit 10.17

10.18*

2007 Equity Incentive Plan, as amended, which is attached as Exhibit 10.2 to the Company’s Form 8-K filed May 20, 2009 (Commission File No. 001-13561), is hereby incorporated by reference as Exhibit 10.18

10.19*

Form of 2007 Equity Incentive Plan Nonqualified Share Option Agreement for Employee Trustees, which is attached as Exhibit 10.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-142831) filed on May 11, 2007, is hereby incorporated by reference as Exhibit 10.19

10.20*

Form of 2007 Equity Incentive Plan Nonqualified Share Option Agreement for Non-Employee Trustees, which is attached as Exhibit 10.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-142831) filed on May 11, 2007, is hereby incorporated by reference as Exhibit 10.20

10.21*

Form of 2007 Equity Incentive Plan Restricted Shares Agreement for Employees, which is attached as Exhibit 10.4 to the Company’s Registration Statement on Form S-8 (Registration No. 333-142831) filed on May 11, 2007, is hereby incorporated by reference as Exhibit 10.21

10.22*

Form of 2007 Equity Incentive Plan Restricted Shares Agreement for Non-Employee Trustees, which is attached as Exhibit 10.3 to the Company’s Form 8-K filed May 20, 2009 (Commission File No. 001-13561), is hereby incorporated by reference as Exhibit 10.22

10.23*

Employment Agreement, entered into as of February 28, 2007, by Entertainment Properties Trust and David M. Brain, which is attached as Exhibit 10.16 to the Company’s Form 10-K (Commission File No. 001-13561) filed February 28, 2007, is hereby incorporated by reference as Exhibit 10.23

10.24*

Employment Agreement, entered into as of February 28, 2007, by Entertainment Properties Trust and Gregory K. Silvers, which is attached as Exhibit 10.17 to the Company’s Form 10-K (Commission File No. 001-13561) filed February 28, 2007, is hereby incorporated by reference as Exhibit 10.24

10.25*

Employment Agreement, entered into as of February 28, 2007, by Entertainment Properties Trust and Mark A. Peterson, which is attached as Exhibit 10.18 to the Company’s Form 10-K (Commission File No. 001-13561) filed February 28, 2007, is hereby incorporated by reference as Exhibit 10.25

10.26*

Employment Agreement, entered into as of February 28, 2007, by Entertainment Properties Trust and Michael L. Hirons, which is attached as Exhibit 10.19 to the Company’s Form 10-K (Commission File No. 001-13561) filed February 28, 2007, is hereby incorporated by reference as Exhibit 10.26

10.27*

Employment Agreement, entered into as of May 14, 2009, by Entertainment Properties Trust and Morgan G. Earnest II, which is attached as Exhibit 10.1 to the Company’s Form 8-K (Commission File No. 001-13561) filed May 20, 2009, is hereby incorporated by reference as Exhibit 10.27

10.28

Form of Loan Agreement, dated as of June 29, 1998, between EPT DownREIT II, Inc., as Borrower, and Archon Financial, L.P., as Lender, which is attached as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (Commission File No. 001-13561), is hereby incorporated by reference as Exhibit 10.28

10.29

Limited Partnership Interest Purchase Agreement, dated October 27, 2003, among EPT New Roc GP, Inc., EPT New Roc, LLC, LRC Industries, Inc., DKH — New Roc Associates, L.P., LC New Roc Inc. and New Roc Associates, L.P., which is attached as Exhibit 10.1 to the Company’s Form 8-K dated October 27, 2003 and filed November 12, 2003 (Commission File No. 001-13561), is hereby incorporated by reference as Exhibit 10.29

10.30

Second Amended and Restated Agreement of Limited Partnership of New Roc Associates, L.P., which is attached as Exhibit 10.2 to the Company’s Form 8-K filed November 12, 2003 (Commission File No. 001-13561), is hereby incorporated by reference as Exhibit 10.30

10.31

Loan Agreement, dated February 27, 2003, among Flik, Inc., as Borrower, EPT DownREIT, Inc., as Indemnitor, and Secore Financial Corporation, as Lender, which is attached as Exhibit 10.21 to the Company’s Form 8-K filed March 4, 2003 (Commission File No. 001-13561), is hereby incorporated by reference as Exhibit 10.31

10.32	Agreement with Fred L. Kennon which is attached as Exhibit 10.1 to the Company’s Form 10-Q (Commission File No. 001-13561) filed August 3, 2006, is hereby incorporated by reference as Exhibit 10.32

10.33*

Entertainment Properties Trust 2007 Equity Incentive Plan, as amended, which is attached as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (Commission File No. 333-142831) filed May 11, 2007, is hereby incorporated by reference as Exhibit 10.33

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

31.2	Certification of Mark A. Peterson pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached hereto as Exhibit 31.2

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is attached hereto as Exhibit 32.1

32.2	Certification by Chief Financial Officer pursuant to 18 USC 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is attached hereto as Exhibit 32.2

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Management contracts or compensatory plans

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