Form 10-Q
period 2011-03-31
ENTERTAINMENT PROPERTIES TRUST
filed 2011-05-03
CIK 1045450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

At May 2, 2011, there were 46,641,722 common shares of beneficial interest outstanding.

CAUTIONARY STATEMENT CONCERNING FORWARD LOOKING STATEMENTS

With the exception of historical information, certain statements contained or incorporated by reference herein may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as those pertaining to our acquisition or disposition of properties, our capital resources, future expenditures for development projects, and our results of operations. Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of actual events. There is no assurance the events or circumstances reflected in the forward-looking statements will occur. You can identify forward-looking statements by use of words such as “will be,” “intend,” “continue,” “believe,” “may,” “expect,” “hope,” “anticipate,” “goal,” “forecast,” “expects,” “anticipates,” “estimates,” “offers,” “plans” “would,” “may” or other similar expressions or other comparable terms or discussions of strategy, plans or intentions in this Quarterly Report on Form 10-Q. In addition, references to our budgeted amounts and guidance are forward looking statements. Factors that could materially and adversely affect us include, but are not limited to, the factors listed below:

•	General international, national, regional and local business and economic conditions;

•	Failure of current governmental efforts to stimulate the economy;

•	The downturn in the credit markets;

•	We have made a significant investment in a planned casino and resort development that may not be completed;

•	The failure of a bank to fund a request by us to borrow money;

•	Failure of banks in which we have deposited funds;

•	Defaults in the performance of lease terms by our tenants;

•	Defaults by our customers and counterparties on their obligations owed to us;

•	A borrower’s bankruptcy or default;

•	The obsolescence of older multiplex theatres owned by some of our tenants;

•	Risks of our tenants operating in the entertainment industry;

•	Our ability to compete effectively;

•	A significant number of our megaplex theatre properties are leased by a single tenant;

•	A single tenant leases or is the mortgagor of all our ski area investments;

•	A significant number of our charter schools are leased by a single tenant;

•	Risks associated with use of leverage to acquire properties;

•	Financing arrangements that require lump-sum payments;

•	Our ability to sustain the rate of growth we have had in recent years;

•	Our ability to raise capital;

•	Covenants in our debt instruments that limit our ability to take certain actions;

•	Risks of acquiring and developing properties and real estate companies;

•	The lack of diversification of our investment portfolio;

•	Our continued qualification as a REIT;

•	The ability of our subsidiaries to satisfy their obligations;

•	Financing arrangements that expose us to funding or purchase risks;

•	We have a limited number of employees and the loss of personnel could harm operations;

•	Fluctuations in the value of real estate income and investments;

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

These forward-looking statements represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. For further discussion of these factors see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 1, 2011.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ENTERTAINMENT PROPERTIES TRUST

Consolidated Balance Sheets

(Dollars in thousands except share data)

	March 31, 2011	December 31, 2010
	(Unaudited)
Assets
Rental properties, net of accumulated depreciation of $305,751 and $297,068 at March 31, 2011 and December 31, 2010, respectively;	$1,867,094	$2,026,623
Land held for development	184,457	184,457
Property under development	8,638	5,967
Mortgage notes and related accrued interest receivable, net	306,927	305,404
Investment in a direct financing lease, net	229,801	226,433
Investment in joint ventures	23,570	22,010
Cash and cash equivalents	15,164	11,776
Restricted cash	31,490	16,279
Intangible assets, net	5,625	35,644
Deferred financing costs, net	18,226	20,371
Accounts receivable, net	38,204	39,814
Notes and related accrued interest receivable, net	5,104	5,127
Other assets	23,757	23,515

Total assets	$2,758,057	$2,923,420

Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$41,612	$56,488
Common dividends payable	32,648	30,253
Preferred dividends payable	7,552	7,551
Unearned rents and interest	5,995	6,691
Long-term debt	1,050,621	1,191,179

Total liabilities	1,138,428	1,292,162

Equity:
Common shares, $.01 par value; 75,000,000 shares authorized; and 47,974,632 and 47,769,422 shares issued at March 31, 2011 and December 31, 2010, respectively	479	477
Preferred shares, $.01 par value; 25,000,000 shares authorized:
3,200,000 Series B shares issued at March 31, 2011 and December 31, 2010; liquidation preference of $80,000,000	32	32
5,400,000 Series C convertible shares issued at March 31, 2011 and December 31, 2010; liquidation preference of $135,000,000	54	54
4,600,000 Series D shares issued at March 31, 2011 and December 31, 2010; liquidation preference of $115,000,000	46	46
3,450,000 Series E convertible shares issued at March 31, 2011 and December 31, 2010; liquidation preference of $86,250,000	35	35
Additional paid-in-capital	1,790,091	1,785,371
Treasury shares at cost: 1,333,825 and 1,226,472 common shares at March 31, 2011 and December 31, 2010, respectively	(44,743)	(39,762)
Accumulated other comprehensive income	25,940	38,842
Distributions in excess of net income	(180,326)	(181,856)

Entertainment Properties Trust shareholders’ equity	1,591,608	1,603,239

Noncontrolling interests	28,021	28,019

Equity	1,619,629	1,631,258

Total liabilities and equity	$2,758,057	$2,923,420

See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST

Consolidated Statements of Income

(Unaudited)

(Dollars in thousands except per share data)

	Three Months Ended March 31,
	2011	2010
Rental revenue	$55,382	$53,909
Tenant reimbursements	4,661	4,279
Other income	24	236
Mortgage and other financing income	13,555	12,592

Total revenue	73,622	71,016

Property operating expense	6,357	6,225
Other expense	548	337
General and administrative expense	5,468	5,089
Costs associated with loan refinancing	6,388	—
Interest expense, net	18,845	16,945
Transaction costs	1,273	292
Provision for loan losses	—	700
Impairment charge	1,800	—
Depreciation and amortization	12,062	11,127

Income before equity in income from joint ventures and discontinued operations	20,881	30,301
Equity in income from joint ventures	774	233

Income from continuing operations	$21,655	$30,534

Discontinued operations:
Income (loss) from discontinued operations	1,785	(2,679)
Gain on acquisition	—	8,468
Transaction costs	—	(7,232)
Gain on sale of real estate	18,293	—

Net income	41,733	29,091

Add: Net loss (income) attributable to noncontrolling interests	(2)	984

Net income attributable to Entertainment Properties Trust	41,731	30,075

Preferred dividend requirements	(7,552)	(7,552)

Net income available to common shareholders of Entertainment Properties Trust	$34,179	$22,523

Per share data attributable to Entertainment Properties Trust common shareholders:
Basic earnings per share data:
Income from continuing operations	$0.30	$0.54
Income (loss) from discontinued operations	0.43	(0.01)

Net income available to common shareholders	$0.73	$0.53

Diluted earnings per share data:
Income from continuing operations	$0.30	$0.53
Income (loss) from discontinued operations	0.43	(0.01)

Net income available to common shareholders	$0.73	$0.52

Shares used for computation (in thousands):
Basic	46,503	42,850
Diluted	46,805	43,141

See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST

Consolidated Statement of Changes in Equity

Three Months Ended March 31, 2011

(Unaudited)

(Dollars in thousands)

	Entertainment Properties Trust Shareholders
	Common Stock		Preferred Stock		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income	Distributions in excess of net income	Noncontrolling Interests	Total
	Shares	Par	Shares	Par
Balance at December 31, 2010	47,769,422	$477	16,650,000	$167	$1,785,371	$(39,762)	$38,842	$(181,856)	$28,019	$1,631,258
Issuance of nonvested shares, including nonvested shares issued for the payment of bonuses	137,020	1	—	—	1,967	—	—	—	—	1,968
Amortization of nonvested shares	—	—	—	—	1,059	—	—	—	—	1,059
Share option expense	—	—	—	—	190	—	—	—	—	190
Foreign currency translation adjustment	—	—	—	—	—	—	8,730	—	—	8,730
Foreign currency translation gain reclassified from accumulated other comprehensive income into earnings from the substantial liquidation of foreign net assets	—	—	—	—	—	—	(23,236)	—	—	(23,236)
Change in unrealized gain/loss on derivatives	—	—	—	—	—	—	(2,982)	—	—	(2,982)
Loss reclassified from accumulated other comprehensive income into earnings from termination of interest rate swaps	—	—	—	—	—	—	4,586	—	—	4,586
Net income	—	—	—	—	—	—	—	41,731	2	41,733
Purchase of 66,368 common shares for treasury	—	—	—	—	—	(3,070)	—	—	—	(3,070)
Issuances of common shares	2,020	—	—	—	93	—	—	—	—	93
Stock option exercises, net	66,170	1	—	—	1,411	(1,911)	—	—	—	(499)
Dividends to common and preferred shareholders	—	—	—	—	—	—	—	(40,201)	—	(40,201)

Balance at March 31, 2011	47,974,632	$479	16,650,000	$167	$1,790,091	$(44,743)	$25,940	$(180,326)	$28,021	$1,619,629

See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2011	2010
Net income	$41,733	$29,091

Other comprehensive income (loss):
Foreign currency translation adjustment	8,730	8,787
Change in unrealized gain (loss) on derivatives	(2,982)	(3,721)

Comprehensive income	47,481	34,157
Comprehensive loss (income) attributable to the noncontrolling interests	(2)	984

Comprehensive income attributable to Entertainment Properties Trust	$47,479	$35,141

See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2011	2010
Operating activities:
Net income	$41,733	$29,091
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	—	700
Non-cash impairment charge	1,800	—
Loss (income) from discontinued operations	(20,078)	1,443
Costs associated with loan refinancing (non-cash portion)	1,759	—
Equity in income from joint ventures	(774)	(233)
Distributions from joint ventures	652	269
Depreciation and amortization	12,062	11,127
Amortization of deferred financing costs	1,023	1,112
Share-based compensation expense to management and trustees	1,367	1,163
Decrease in restricted cash	740	424
Increase in mortgage notes accrued interest receivable	—	(2,982)
Increase in accounts receivable, net	(1,440)	(1,542)
Decrease (increase) in notes receivable accrued interest	23	(49)
Increase in direct financing lease receivable	(1,255)	(1,114)
Increase in other assets	(1,261)	(1,952)
Increase (decrease) in accounts payable and accrued liabilities	(4,945)	488
Decrease in unearned rents and interest	33	976

Net operating cash provided by continuing operations	31,439	38,921
Net operating cash provided (used) by discontinued operations	3,565	(5,429)

Net cash provided by operating activities	35,004	33,492

Investing activities:
Acquisition of rental properties and other assets	(38,628)	(396)
Investment in unconsolidated joint ventures	(2,746)	—
Investment in mortgage notes receivable	(1,524)	—
Investment in direct financing lease, net	(2,113)	(44,232)
Additions to properties under development	(2,668)	(796)

Net cash used by investing activities of continuing operations	(47,679)	(45,424)
Net cash used by other investing activities of discontinued operations	(58)	(112,184)
Net proceeds from sale of real estate from discontinued operations	205,176	—

Net cash provided (used) by investing activities	157,439	(157,608)

Financing activities:
Proceeds from long-term debt facilities	163,000	95,189
Principal payments on long-term debt	(310,305)	(29,753)
Deferred financing fees paid	(619)	(53)
Net proceeds from issuance of common shares	66	41
Impact of stock option exercises, net	(499)	(337)
Purchase of common shares for treasury	(3,070)	(2,182)
Contribution paid from noncontrolling interests	—	11
Dividends paid to shareholders	(37,778)	(35,404)

Net cash provided (used) by financing activities of continuing operations	(189,205)	27,512
Net cash provided by financing activities of discontinued operations	—	93,865

Net cash provided (used) by financing activities	(189,205)	121,377
Effect of exchange rate changes on cash	150	630

Net increase (decrease) in cash and cash equivalents	3,388	(2,109)
Cash and cash equivalents at beginning of the period	11,776	23,138

Cash and cash equivalents at end of the period	$15,164	$21,029

Supplemental information continued on next page.

ENTERTAINMENT PROPERTIES TRUST

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2011	2010
Supplemental schedule of non-cash activity:
Acquisition of real estate in exchange for assumption of debt at fair value	$4,109	$—
Issuance of nonvested shares and restricted share units at fair value, including nonvested shares issued for payment of bonuses	$6,283	$4,245
Receipt of 86,056 common shares in payment of shareholder loans	$—	$3,261

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$23,567	$18,267
Cash paid during the period for income taxes	$375	$259
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

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. In addition, operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

The Company consolidates certain entities if it is deemed to be the primary beneficiary in a variable interest entity (VIE), as defined in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic on Consolidation. The Topic on Consolidation requires the consolidation of VIEs in which an enterprise has a controlling financial interest. A controlling financial interest will have both of the following characteristics: the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. This topic requires an ongoing reassessment of and eliminates the quantitative approach previously required for determining whether a company is the primary beneficiary and requires enhanced disclosures on variable interest entities. The equity method of accounting is applied to entities in which the Company is not the primary beneficiary as defined in the Consolidation Topic of the FASB ASC, or does not have effective control, but can exercise influence over the entity with respect to its operations and major decisions.

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

The consolidated balance sheet as of December 31, 2010 has been derived from the audited consolidated balance sheet at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (SEC) on March 1, 2011.

Revenue Recognition

Rents that are fixed and determinable are recognized on a straight-line basis over the minimum terms of the leases. Base rent escalation on leases that are dependent upon increases in the Consumer Price Index (CPI) is recognized when known. In addition, most of the Company’s tenants are subject to additional rents if gross revenues of the properties exceed certain thresholds defined in the lease agreements (percentage rents). Percentage rents are recognized at the time when specific triggering events occur as provided by the lease agreements. Percentage rents of $439 thousand and $700 thousand were recognized for the three months ended March 31, 2011 and 2010, respectively. Lease termination fees are recognized when the related leases are canceled and the Company has no obligation to provide services to such former tenants. No termination fees were recognized during the three months ended March 31, 2011 and 2010.

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

Concentrations of Risk

American Multi-Cinema, Inc. (AMC) is the lessee of a substantial portion (37%) of the megaplex theatre rental properties held by the Company (including joint venture properties) at March 31, 2011 as a result of a series of sale leaseback transactions pertaining to a number of AMC megaplex theatres. A substantial portion of the Company’s total revenues (approximately $26.3 million or 36% and $26.6 million or 37% for the three months ended March 31, 2011 and 2010, respectively) result from the revenue by AMC under the leases, or its parent, AMC Entertainment, Inc. (AMCE), as the guarantor of AMC’s obligations under the leases. AMCE had total assets of $3.7 billion and $3.7 billion, total liabilities of $2.9 billion and $2.7 billion and total stockholders’ equity of $761 million and $1.0 billion at April 1, 2010 and April 2, 2009, respectively. AMCE had net earnings of $69.8 million for the fifty-two weeks ended April 1, 2010 and a net loss of $81.2 million for the fifty-two weeks ended April 2, 2009. In addition, AMCE had net earnings of $36.9 million for the thirty-nine weeks ended December 30, 2010. AMCE has publicly held debt and the foregoing financial information was reported in its consolidated financial information which is publicly available.

For the three months ended March 31, 2011 and 2010, approximately $10.7 million or 14%, and $10.1 million or 14%, respectively, of total revenue was derived from the Company’s four entertainment retail centers in Ontario, Canada. The Company acquired Toronto Dundas Square, a 13-level entertainment retail center located in downtown Toronto, consisting of 330,000 square feet of net rentable area and a signage business consisting of 25,000 square feet of digital and static signage, on March 4, 2010. As further described in Note 5, on March 29, 2011, the Company sold this entertainment retail center and accordingly, the results of operations of the property have been classified within discontinued operations. The Company’s wholly owned subsidiaries that hold the four Canadian entertainment retail centers and third-party debt represent approximately $151.1 million or 9% of the Company’s net assets as of March 31, 2011. The Company’s wholly owned subsidiaries that hold the Canadian entertainment retail centers (including Toronto Dundas Square) and third-party debt represent approximately $355.2 million or 22% of the Company’s net assets as of December 31, 2010.

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

Share based compensation expense consists of share option expense, amortization of nonvested share grants, and shares and share units issued to non-employee Trustees for payment of their annual retainers. Share based compensation is included in general and administrative expense in the accompanying consolidated statements of income, and totaled $1.4 million and $1.2 million for the three months ended March 31, 2011 and 2010, respectively.

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

The expense related to share options included in the determination of net income for the three months ended March 31, 2011 and 2010 was $190 thousand and $166 thousand, respectively. The following assumptions were used in applying the Black-Scholes option pricing model at the grant dates: risk-free interest rate of 2.7% to 3.1% and 3.1% for the three months ended March 31,

2011 and 2010, respectively, dividend yield of 6.4% and 6.6% for the three months ended March 31, 2011 and 2010, respectively, volatility factors in the expected market price of the Company’s common shares of 39.8% and 39.5% for the three months ended March 31, 2011 and 2010, respectively, no expected forfeitures and an expected life of eight years. The Company uses historical data to estimate the expected life of the option and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Additionally, expected volatility is computed based on the average historical volatility of the Company’s publicly traded shares.

Nonvested Shares Issued to Employees

The Company grants nonvested shares to employees pursuant to both the Annual Incentive Program and the Long-Term Incentive Plan. The Company amortizes the expense related to the nonvested shares awarded to employees under the Long-Term Incentive Plan and the premium awarded under the nonvested share alternative of the Annual Incentive Program on a straight-line basis over the future vesting period (three to five years). Total expense recognized related to shares issued to employees was $1.1 million and $900 thousand for the three months ended March 31, 2011 and 2010, respectively.

Restricted Share Units Issued to Non-Employee Trustees

The Company issues restricted share units to non-employee Trustees for payment of their annual retainers. The fair value of the share units granted was based on the share price at the date of grant. The share units vest upon the earlier of the day preceding the next annual meeting of shareholders or a change of control. The settlement date for the shares is selected by the non-employee trustee, and ranges from one year from the grant date to upon termination of service. This expense was amortized by the Company on a straight-line basis over the year of service by the non-employee Trustees. Total expense recognized related to shares issued to non-employee Trustees was $118 thousand and $98 thousand for the three months ended March 31, 2011 and 2010, respectively.

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

Reclassifications

Certain reclassifications have been made to the prior period amounts to conform to the current period presentation.

3. Rental Properties

The following table summarizes the carrying amounts of rental properties as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011	December 31, 2010
Buildings and improvements	$1,598,160	$1,709,330
Furniture, fixtures & equipment	66,607	72,082
Land	508,078	542,279

	2,172,845	2,323,691
Accumulated depreciation	(305,751)	(297,068)

Total	$1,867,094	$2,026,623

Depreciation expense on rental properties was $11.3 million and $10.9 million for the three months ended March 31, 2011 and 2010, respectively.

4. Impairment Charge

The Company expects to enter into an agreement in the second quarter of 2011 to sell one of its vineyard and winery properties. During the three months ended March 31, 2011, the Company recorded an impairment charge of $1.8 million, which is the amount that the carrying value of the assets exceeds the estimated fair market value.

5. Investments and Dispositions

On January 13, 2011, the Company entered into a modification agreement with its vineyard and winery tenant at four properties, Ascentia Wine Estates. The modification agreement provides for, among other things, the sale of the real property and the operations of one winery to a third-party buyer and the payment of $2.0 million in rent related to the fourth quarter of 2010. The agreement also provides for the termination of the lease on another winery and vineyard, which previously had annual rent of approximately $5.5 million. The Company took possession of the property during the first quarter of 2011. Additionally, the leases on two other wineries and one other vineyard were amended to provide for a reduction in rent of $1.5 million to approximately $3.5 million annually. Management of the Company has assessed the carrying value of these properties for impairment and no provision for impairment was considered necessary based on this analysis.

On January 31, 2011, the Company funded $2.1 million in development costs for expansion of one of its existing public charter school properties. This amount is included in investment in direct financing lease, net in the accompanying consolidated balance sheet which is further discussed in Note 6.

On March 3, 2011, the Company acquired four theatre properties for a total investment of $36.8 million pursuant to a sale-leaseback transaction. The theatre properties are located in New Hampshire and Maine and contain an aggregate of 56 screens. The theatre properties are leased to Cinemagic pursuant to lease agreements that are structured as a triple net lease with the tenant responsible for all taxes, costs and expenses arising from the use or operation of the properties. As a part of this transaction, the Company assumed a mortgage note payable on one of the four theatres with an outstanding balance of $3.8 million and a fair value of $4.1 million at the acquisition date. See Note 9 for further discussion of this mortgage note payable.

On March 22, 2011, the Company purchased one public charter school property from a third-party for a total investment of $4.3 million. The property is located in Baton Rouge, Louisiana and is leased to the Charter Schools Development Corporation. As a part of this transaction, the Company has agreed to finance an additional $2.3 million in redevelopment costs for this property. See Note 16 for further discussion.

On March 29, 2011 the Company sold its Toronto Dundas Square entertainment retail center and related signage business in downtown Toronto. The gross sale proceeds were approximately $226 million Canadian (CAD) and the net sales proceeds, after selling costs, were $222.7 million CAD. The acquirer did not purchase any of the pre-acquisition receivables, payables or accrued liabilities and the purchase and sale agreement called for the establishment of $15.3 million CAD of escrow accounts primarily for the payment of previously accrued property taxes. This amount has been netted against the net proceeds from sale of real estate from discontinued operations in the consolidated statement of cash flows for the three months ended March 31, 2011. As a result, the Company’s March 31, 2011 consolidated balance sheet includes $18.0 million CAD of assets and $16.5 million CAD of liabilities related to Toronto Dundas Square; however, the Company has no significant continuing involvement with the ownership or operation of the project after March 29, 2011. The net proceeds from this sale, after the aforementioned escrows, were converted to U.S. dollars primarily through a foreign currency forward contract that was entered into on February 3, 2011 and designated as a net investment hedge. This forward contract allowed the Company to sell $200 million CAD for $201.5 million U.S. The Company used the proceeds to pay down its revolving line of credit and recorded a net gain of $18.3 million U.S., including the impact of foreign currency and the settlement of the forward contract. The results of operations of the project have been classified within discontinued operations retroactively through the first quarter of 2010 as the project was purchased on March 4, 2010. See Note 15 for further details.

During the three months ended March 31, 2011, the Company advanced $1.5 million under its secured mortgage loan agreements with SVV I, LLC and an affiliate of SVV I, LLC (together SVVI) to provide for additional improvements made to the Kansas City, Kansas and Texas water-parks. The carrying value of this mortgage note receivable at March 31, 2011 was $170.5 million.

6. Investment in a Direct Financing Lease

Investment in a direct financing lease relates to the Company’s master lease with Imagine Schools, Inc. of 27 public charter school properties. Investment in a direct financing lease, net, represents estimated unguaranteed residual values of leased assets and net unpaid rentals, less related deferred income. The following table summarizes the carrying amounts of investment in a direct financing lease, net as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011	December 31, 2010
Total minimum lease payments receivable	$700,705	$699,069
Estimated unguaranteed residual value of leased assets	215,987	213,885
Less deferred income (1)	(686,891)	(686,521)

Investment in a direct financing lease, net	$229,801	$226,433

(1)	Deferred income is net of $1.8 million of initial direct costs.

Additionally, the Company has determined that no allowance for losses was necessary at March 31, 2011 and December 31, 2010.

The Company’s direct financing lease has expiration dates ranging from approximately 21 to 23 years. Future minimum rentals receivable on this direct financing lease at March 31, 2011 are as follows (in thousands):

Amount
Year:
2011	$17,052
2012	23,341
2013	24,040
2014	24,762
2015	25,506
Thereafter	586,004

Total	$700,705

7. Accounts Receivable, Net

The following table summarizes the carrying amounts of accounts receivable, net as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011	December 31, 2010
Receivable from tenants	$12,093	$11,634
Receivable from non-tenants	415	155
Receivable from Canada Revenue Agency	1,492	3,293
Straight-line rent receivable	26,671	27,003
Deferred rent receivable (1)	4,420	4,420
Allowance for doubtful accounts	(6,887)	(6,691)

Total	$38,204	$39,814

(1)	Rent deferral payments of $3.4 million are guaranteed by a private equity firm. During the year ended December 31, 2010, the Company also granted an additional rent deferral of $1.0 million that is not guaranteed by the private equity firm. This amount has been fully reserved at March 31, 2011. Rent deferral payments are due on or before June 9, 2012 and bear interest at 8.7%.

8. Unconsolidated Real Estate Joint Ventures

At March 31, 2011, the Company had a 31.8% and 23.9% investment interest in two unconsolidated real estate joint ventures, Atlantic-EPR I and Atlantic-EPR II, respectively. The Company accounts for its investment in these joint ventures under the equity method of accounting.

On May 1, 2010, the Company contributed an additional $14.9 million in equity to Atlantic-EPR I to pay off the Partnership’s long-term debt at its maturity. Pursuant to the partnership agreement, the Company is entitled to earn a priority return of 15% on its additional contribution. Accordingly, the Company recognized income of $674 and $144 (in thousands) from its investment in the Atlantic-EPR I joint venture during the first three months of 2011 and 2010, respectively. The Company also received distributions from Atlantic-EPR I of $549 and $157 (in thousands) during the first three months of 2011 and 2010, respectively. Unaudited condensed financial information for Atlantic-EPR I is as follows as of and for the three months ended March 31, 2011 and 2010 (in thousands):

	2011	2010
Rental properties, net	$26,507	27,152
Cash	581	141
Long-term debt (paid in full May 2010)	—	14,887
Partners’ equity	27,225	12,309
Rental revenue	1,130	1,108
Net income	407	619

The Company recognized income of $96 and $89 (in thousands) from its investment in the Atlantic-EPR II joint venture during the first three months of 2011 and 2010, respectively. The Company also received distributions from Atlantic-EPR II of $103 and $99 (in thousands) during the first three months of 2011 and 2010, respectively. Unaudited condensed financial information for Atlantic-EPR II is as follows as of and for the three months ended March 31, 2011 and 2010 (in thousands):

	2011	2010
Rental properties, net	$20,922	21,383
Cash	244	117
Long-term debt (due September 2013)	12,505	12,862
Note payable to Entertainment Properties Trust	117	117
Partners’ equity	8,180	8,289
Rental revenue	722	722
Net income	359	348

The joint venture agreements for Atlantic-EPR I and Atlantic-EPR II allow the Company’s partner, Atlantic of Hamburg, Germany (“Atlantic”), to exchange up to a maximum of 10% of its ownership interest per year in each of the joint ventures for common shares of the Company or, at the Company’s discretion, the cash value of those shares as defined in each of the joint venture agreements. During 2010, the Company paid Atlantic cash of $627 and $186 (in thousands) in exchange for additional ownership of 2.9% and 1.6% for Atlantic-EPR I and Atlantic-EPR II, respectively. During 2011, the Company has paid Atlantic cash of $466 and $30 (in thousands) in exchange for additional ownership of 2.0% and 0.2% for Atlantic-EPR I and Atlantic-EPR II, respectively. These exchanges did not impact total partners’ equity in either Atlantic-EPR I or Atlantic-EPR II.

In addition, as of March 31, 2011 and December 31, 2010, the Company had invested $4.2 million and $2.9 million, respectively, in unconsolidated joint ventures for three theatre projects located in China. The Company recognized income of $4 (in thousands) from its investment in these joint ventures for the three months ended March 31, 2011. No income or loss was recognized for the three months ended March 31, 2010.

9. Long-Term Debt

On February 7, 2011, the Company paid in full the eight term loans outstanding under its vineyard and winery facility totaling $86.2 million. In connection with the payment in full of the term loans, the related interest rate swaps were terminated at a cost of $4.6 million. Additionally, deferred financing costs, net of accumulated amortization, of $1.8 million were written off as part of this loan prepayment.

On March 3, 2011, the Company assumed a mortgage note payable of $3.8 million in conjunction with the acquisition of a theatre property. The note matures on July 1, 2017 and requires monthly principal and interest payments of approximately $28 thousand with a final principal payment at maturity of approximately $3.2 million. The note was recorded at fair value upon acquisition which was estimated to be $4.1 million. The fair value of the note was determined by discounting the future cash flows of the note using an estimated current market rate of 5.29%. Based on this input, the Company determined that its valuation of this note was classified within Level 2 of the fair value hierarchy.

During March 2011, the Company exercised a portion of the accordion feature on its unsecured revolving credit facility. As a result of this exercise, the Company’s unsecured revolving credit facility capacity has been expanded from $320 million to $382.5 million.

10. Variable Interest Entities

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

Consolidated VIEs

As of March 31, 2011, the carrying amounts of the VIEs’ assets that were consolidated totaled $22.3 million. Those assets are owned by the VIEs, not the Company. A VIE’s assets can only be used to settle obligations of a VIE. The VIEs are not guarantors of the Company’s debts. In addition, the assets held by a VIE usually are collateral for that VIE’s debt, if any.

The Company’s consolidated VIEs consist of a 50% interest in Suffolk Retail LLC, which owns an entertainment retail center in Suffolk, Virginia as well as two other 50% joint ventures to explore certain investment opportunities.

Unaudited financial information including the carrying amounts and classification of these VIEs’ significant assets and liabilities are as follows as of and for the three months ended March 31, 2011(in thousands):

Rental properties, net	$16,187
Property under development	5,119
Other assets	956
Total assets	22,292
Total liabilities	74
Noncontrolling interests	4
Total revenue	312
Net income	151

Unconsolidated VIE

At March 31, 2011, the Company’s recorded investment in SVVI, a VIE that is unconsolidated, was $170.5 million. The Company’s maximum exposure to loss associated with SVVI is limited to a total of $178.1 million, which is the amount committed by the Company per the mortgage note agreements.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements on its LIBOR based borrowings. To accomplish this objective, the Company used interest rate swaps as its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

During the year ended December 31, 2010, the Company terminated three of its interest rate swap agreements in connection with the payoff of the related debt. These interest rate swaps had a combined outstanding notional amount of $118.6 million at termination and $8.7 million was reclassified into earnings as an expense during the year ended December 31, 2010, as the forecasted future transactions were no longer probable. On February 7, 2011, the remaining interest rate swap agreements were terminated as the related loan agreements were paid in full. These interest rate swaps had a combined notional amount of $87.7 million at termination and $4.6 million was reclassified into earnings as an expense during the three months ended March 31, 2011, as the forecasted future transactions were no longer probable.

Cash Flow Hedges of Foreign Exchange Risk

The Company is exposed to foreign currency exchange risk against its functional currency, the U.S. dollar, on its four Canadian properties. The Company uses cross currency swaps and foreign currency forwards to mitigate its exposure to fluctuations in the CAD to U.S. dollar exchange rate on its Canadian properties. These foreign currency derivatives should hedge a significant portion of the Company’s expected CAD denominated cash flow of the Canadian properties through February 2014 as their impact on the Company’s cash flow when settled should move in the opposite direction of the exchange rates utilized to translate revenues and expenses of these properties.

At March 31, 2011, the Company’s cross-currency swaps had a fixed notional value of $76.0 million CAD and $71.5 million U.S. The net effect of these swaps is to lock in an exchange rate of $1.05 CAD per U.S. dollar on approximately $13 million of annual CAD denominated cash flows on the properties.

Additionally, the Company has entered into foreign currency forward agreements to hedge the currency fluctuations related to the cash flows of these properties. These foreign currency forwards settle at the end of each month from April to December 2011 and lock in an exchange rate of $0.99 CAD per U.S. dollar on approximately $500 thousand of monthly CAD denominated cash flows.

The effective portion of changes in the fair value of foreign currency derivatives designated and that qualify as cash flow hedges of foreign exchange risk is recorded in accumulated other comprehensive income and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative, as well as amounts excluded from the assessment of hedge effectiveness, is recognized directly in earnings. No hedge ineffectiveness on foreign currency derivatives has been recognized for the three months ended March 31, 2011.

Net Investment Hedges

As discussed above, the Company is exposed to fluctuations in foreign exchange rates on its four Canadian properties. As such, the Company uses currency forward agreements to hedge its exposure to changes in foreign exchange rates. Currency forward agreements involve fixing the CAD to U.S. dollar exchange rate for delivery of a specified amount of foreign currency on a specified date. The currency forward agreements are typically cash settled in US dollars for their fair value at or close to their settlement date. In order to hedge the net investment in four of the Canadian properties, the Company entered into a forward contract with a fixed notional value of $100 million CAD and $96.1 million U.S. with a February 2014 settlement which coincides with the maturity of the Company’s underlying mortgage on these properties. The exchange rate of this forward contract is approximately $1.04 CAD per U.S. dollar. This forward contract should hedge a significant portion of the Company’s CAD denominated net investment in these four centers through February 2014 as the impact on accumulated other comprehensive income from marking the derivative to market should move in the opposite direction of the translation adjustment on the net assets of these four Canadian properties.

In addition, on February 3, 2011, in order to hedge the foreign currency exposure related to the proceeds from the March 29, 2011 sale of a Canadian property, the Company entered into a forward contract to sell $200 million CAD for $201.5 million U.S. dollars. The contract settled in conjunction with the sale of the property on March 29, 2011 and the $4.3 million loss related to the settlement was recognized with the gain on sale of the property.

For foreign currency derivatives designated as net investment hedges, the effective portion of changes in the fair value of the derivatives are reported in accumulated other comprehensive income as part of the cumulative translation adjustment. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness on net investment hedges has been recognized for the three months ended March 31, 2011. Amounts are reclassified out of accumulated other comprehensive income into earnings when the hedged net investment is either sold or substantially liquidated.

See Note 12 for disclosure relating to the fair value of the Company’s derivative instruments. Below is a summary of the effect of derivative instruments on the consolidated statements of changes in equity and income for the three months ended March 31, 2011 and 2010:

Effect of Derivative Instruments on the Consolidated Statements of Changes in Equity and

Income for the Three Months Ended March 31, 2011 and 2010

(Unaudited, dollars in thousands)

	Three Months Ended March 31,
Description	2011	2010

Interest Rate Swaps
Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	(4,125)	(3,117)
Amount of Income (Expense) Reclassified from AOCI into Earnings (Effective Portion)*	(4,722)	(1,807)
Amount of Gain (Loss) Recognized in Earnings on Derivative (Ineffective Portion)	—	—

Cross Currency Swaps
Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	(1,140)	(1,170)
Amount of Income (Expense) Reclassified from AOCI into Earnings (Effective Portion)**	(213)	(8)
Amount of Gain (Loss) Recognized in Earnings on Derivative (Ineffective Portion)	—	—

Currency Forward Agreements
Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	(6,914)	(1,249)
Amount of Income (Expense) Reclassified from AOCI into Earnings (Effective Portion)***	(4,262)	—
Amount of Gain (Loss) Recognized in Earnings on Derivative (Ineffective Portion)	—	—

Total
Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	(12,179)	(5,536)
Amount of Income (Expense) Reclassified from AOCI into Earnings (Effective Portion)	(9,197)	(1,815)
Amount of Gain (Loss) Recognized in Earnings on Derivative (Ineffective Portion)	—	—

*	$4.6 million included in “Costs associated with loan refinancing” and $137 thousand included in “Interest expense” in the accompanying consolidated statements of income for the three months ended March 31, 2011.
**	Included in “Other expense” in the accompanying consolidated statements of income.
***	$4.3 million included in “Gain on sale of real estate” in the accompanying consolidated statements of income for the three months ended March 31, 2011.

Credit-Risk-Related Contingent Features

The Company has agreements with each of its interest rate derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its interest rate derivative obligations.

As of March 31, 2011, the fair value of the Company’s derivatives in a liability position related to these agreements was $6.6 million. If the Company breached any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the agreements at their termination value of $6.8 million.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives also utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of March 31, 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives and therefore, has classified its derivatives as Level 2 within the fair value reporting hierarchy.

The table below presents the Company’s liabilities measured at fair value on a recurring basis as of March 31, 2011, aggregated by the level in the fair value hierarchy within which those measurements are classified and by derivative type.

Liabilities Measured at Fair Value on a Recurring Basis at March 31, 2011

(Unaudited, dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Balance at March 31, 2011

Cross Currency Swaps*	$—	$(2,341)	$		$(2,341)

Currency Forward Agreements*	$—	$(4,299)		$—	$(4,299)

*	Included in “Accounts payable and accrued liabilities” in the accompanying consolidated balance sheet.

Non-Recurring Fair Value Measurements

The table below presents the Company’s assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis at March 31, 2011

(Dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2011

Rental properties, net	$—	$—	$4,715	$4,715

Long-term debt	$—	$4,098	$—	$4,098

The Company expects to enter into an agreement in the second quarter of 2011 to sell one of its vineyard and winery properties. During the three months ended March 31, 2011, the Company recorded an impairment charge of $1.8 million, which is the amount that the carrying value of the assets exceeds the estimated fair market value. Based on this input, the Company determined that its valuation of this investment was classified within Level 3 of the fair value hierarchy.

On March 3, 2011, the Company assumed a mortgage note payable of $3.8 million in conjunction with the acquisition of a theatre property. The note was recorded at fair value upon acquisition which was estimated to be $4.1 million. The fair value of the note was determined by discounting the future cash flows of the note using an estimated current market rate of 5.29%. Based on this input, the Company determined that its valuation of this note was classified within Level 2 of the fair value hierarchy.

Fair Value of Financial Instruments

Management compares the carrying value and the estimated fair value of the Company’s financial instruments. The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instruments at March 31, 2011:

Mortgage notes receivable and related accrued interest receivable:

The fair value of the Company’s mortgage notes and related accrued interest receivable is estimated by discounting the future cash flows of each instrument using current market rates. At March 31, 2011, the Company had a carrying value of $306.9 million in fixed rate mortgage notes receivable outstanding, including related accrued interest, with a weighted average interest rate of approximately 8.29%. The fixed rate mortgage notes bear interest at rates of 7.00% to 10.30%. Discounting the future cash flows for fixed rate mortgage notes receivable using an estimated weighted average market rate of 9.93%, management estimates the fair value of the fixed rate mortgage notes receivable to be approximately $279.0 million at March 31, 2011.

Investment in a direct financing lease, net:

The fair value of the Company’s investment in a direct financing lease as of March 31, 2011 is estimated by discounting the future cash flows of the instrument using current market rates. At March 31, 2011, the Company had an investment in a direct financing lease with a carrying value of $229.8 million and a weighted average effective interest rate of 12.02%. The investment in direct financing lease bears interest at effective interest rates of 11.93% to 12.38%. The carrying value of the investment in a direct financing lease approximates the fair market value at March 31, 2011.

Cash and cash equivalents, restricted cash:

Due to the highly liquid nature of our short term investments, the carrying values of our cash and cash equivalents and restricted cash approximate the fair market values.

Accounts receivable, net:

The carrying values of accounts receivable approximate the fair market value at March 31, 2011.

Notes and related accrued interest receivable, net:

The fair value of the Company’s notes and related accrued interest receivable as of March 31, 2011 is estimated by discounting the future cash flows of each instrument using current market rates. At March 31, 2011, the Company had a carrying value of $5.1 million in fixed rate notes receivable outstanding, including related accrued interest and net of loan loss reserve, with a weighted average interest rate of approximately 8.38%. The fixed rate notes bear interest at rates of 6.00% to 15.00%. Discounting the future cash flows for fixed rate notes receivable using an estimated market rate of 9.41%, management estimates the fair value of the fixed rate notes receivable to be approximately $4.9 million at March 31, 2011.

Derivative instruments:

Derivative instruments are carried at their fair market value.

Debt instruments:

The fair value of the Company’s debt as of March 31, 2011 is estimated by discounting the future cash flows of each instrument using current market rates. At March 31, 2011, the Company had a carrying value of $97.6 million in variable rate debt outstanding with an average weighted interest rate of approximately 2.93%. The carrying value of the variable rate debt outstanding approximates the fair market value at March 31, 2011.

At March 31, 2011, the Company had a carrying value of $943.7 million in fixed rate long-term debt outstanding with an average weighted interest rate of approximately 6.54%. Discounting the future cash flows for fixed rate debt using an estimated market rate of 5.55%, management estimates the fair value of the fixed rate debt to be approximately $968.1 million at March 31, 2011.

At March 31, 2011, the Company had a capital lease obligation with a carrying value of $9.2 million. The carrying value of the capital lease obligation approximates the fair market value at March 31, 2011.

Accounts payable and accrued liabilities:

The carrying value of accounts payable and accrued liabilities approximates fair value due to the short term maturities of these amounts.

Common and preferred dividends payable:

The carrying values of common and preferred dividends payable approximate fair value due to the short term maturities of these amounts.

13. Earnings Per Share

The following table summarizes the Company’s computation of basic and diluted earnings per share (EPS) for the three months ended March 31, 2011 and 2010 (unaudited, amounts in thousands except per share information):

	Three Months Ended March 31, 2011
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Income from continuing operations	$21,655
Less: preferred dividend requirements	(7,552)
Noncontrolling interest adjustments	(2)

Income from continuing operations available to common shareholders	$14,101	46,503	$0.30

Income from discontinued operations available to common shareholders	$20,078
Noncontrolling interest adjustments	—

Income from discontinued operations	$20,078	46,503	0.43

Net income available to common shareholders	$34,179	46,503	$0.73

Diluted EPS:
Income from continuing operations available to common shareholders	$14,101	46,503
Effect of dilutive securities:
Share options	—	302

Income from continuing operations available to common shareholders	$14,101	46,805	$0.30

Income from discontinued operations available to common shareholders	$20,078	46,805	$0.43

Net income available to common shareholders	$34,179	46,805	$0.73

	Three Months Ended March 31, 2010
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Income from continuing operations	$30,534
Less: preferred dividend requirements	(7,552)
Noncontrolling interest adjustments	(49)

Income from continuing operations available to common shareholders	$22,933	42,850	$0.54

Loss from discontinued operations available to common shareholders	$(1,443)
Noncontrolling interest adjustments	1,033

Loss from discontinued operations	$(410)	42,850	$(0.01)

Net income available to common shareholders	$22,523	42,850	$0.53

Diluted EPS:
Income from continuing operations available to common shareholders	$22,933	42,850
Effect of dilutive securities:
Share options	—	291

Income from continuing operations available to common shareholders	$22,933	43,141	$0.53

Loss from discontinued operations available to common shareholders	$(410)	43,141	$(0.01)

Net income available to common shareholders	$22,523	43,141	$0.52

The additional 1.9 million common shares that would result from the conversion of the Company’s 5.75% Series C cumulative convertible preferred shares and the additional 1.6 million common shares that would result from the conversion of the Company’s 9.0% Series E cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted earnings per share for the three months ended March 31, 2011 and 2010 because the effect is anti-dilutive.

14. Equity Incentive Plans

All grants of common shares and options to purchase common shares were issued under the 1997 Share Incentive Plan prior to May 9, 2007, and under the 2007 Equity Incentive Plan on and after May 9, 2007. Under the 2007 Equity Incentive Plan, an aggregate of 1,950,000 common shares, options to purchase common shares and restricted share units, subject to adjustment in the event of certain capital events, may be granted. At March 31, 2011, there were 693,235 shares available for grant under the 2007 Equity Incentive Plan.

Share Options

Share options granted under both the 1997 Share Incentive Plan and the 2007 Equity Incentive Plan have exercise prices equal to the fair market value of a common share at the date of grant. The options may be granted for any reasonable term, not to exceed 10 years, and for employees typically become exercisable at a rate of 25% per year over a four–year period. For non-employee Trustees, share options are vested upon issuance, however, the share options may not be exercised for a one year period subsequent to the grant date. The Company generally issues new common shares upon option exercise. A summary of the Company’s share option activity and related information is as follows:

	Number of Shares	Option Price Per Share	Average Exercise Price

Outstanding at December 31, 2010	1,071,096	$16.05 - $ 65.50	$32.00
Exercised	(66,170)	18.18 - 42.46	21.34
Granted	63,491	45.73 - 46.69	46.02

Outstanding at March 31, 2011	1,068,417	16.05 - 65.50	33.50

The weighted average fair value of options granted was $9.30 and $6.90 during the three months ended March 31, 2011 and 2010, respectively. The intrinsic value of stock options exercised was $1.7 million and $1.2 million during the three months ended March 31, 2011 and 2010, respectively. Additionally, the Company repurchased 40,985 shares into treasury shares in conjunction with the stock options exercised during the three month ended March 31, 2011 with a total value of $1.9 million. At March 31, 2011, stock-option expense to be recognized in future periods was $1.4 million.

The following table summarizes outstanding options at March 31, 2011:

Exercise price range	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)
$ 16.05 - 19.99	319,199	7.8
20.00 - 29.99	236,271	1.7
30.00 - 39.99	96,303	4.9
40.00 - 49.99	303,291	6.4
50.00 - 59.99	10,000	7.1
60.00 - 65.50	103,353	5.8

	1,068,417	5.6	$33.50	$16,127

The following table summarizes exercisable options at March 31, 2011:

Exercise price range	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)
$ 16.05 - 19.99	106,571	7.6
20.00 - 29.99	236,271	1.7
30.00 - 39.99	70,939	3.5
40.00 - 49.99	206,978	5.3
50.00 - 59.99	10,000	7.1
60.00 - 65.50	82,686	5.8

	713,445	4.3	$35.28	$9,759

Nonvested Shares

A summary of the Company’s nonvested share activity and related information is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Life Remaining

Outstanding at December 31, 2010	372,308	$33.89
Granted	137,020	45.85
Vested	(158,465)	34.90

Outstanding at March 31, 2011	350,863	38.11	1.52

The holders of nonvested shares have voting rights and receive dividends from the date of grant. These shares vest ratably over a period of three to five years. The fair value of the nonvested shares that vested during the three months ended March 31, 2011 and 2010 was $7.3 million and $5.0 million, respectively. At March 31, 2011, unamortized share-based compensation expense related to nonvested shares was $8.7 million.

Restricted Share Units

A summary of the Company’s restricted share unit activity and related information is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Life Remaining
Outstanding at December 31, 2010	10,506	$44.98
Granted	—	—
Vested	—	—

Outstanding at March 31, 2011	10,506	44.98	0.11

The holders of restricted share units have voting rights and receive dividends from the date of grant. The share units vest upon the earlier of the day preceding the next annual meeting of shareholders or a change of control. The settlement date for the shares is selected by the non-employee trustee, and ranges from one year from the grant date to upon termination of service. At March 31, 2011, unamortized share-based compensation expense related to restricted share units was $39 thousand.

15. Discontinued Operations

Included in discontinued operations for the three months ended March 31, 2011 and 2010 is the operations of Toronto Dundas Square which was purchased out of receivership on March 4, 2010 and subsequently sold on March 29, 2011. In addition, included in discontinued operations for the three months ended March 31, 2010 are the operations of a ten acre vineyard and winery facility sold on June 15, 2010, a parcel of land including one building sold on July 14, 2010 and the operations of the City Center entertainment retail center in White Plains, New York (City

Center). As a result of the settlement with Mr. Cappelli and his affiliates on June 18, 2010, the Company no longer holds an interest in the previously consolidated joint ventures that owned City Center.

The operating results relating to assets disposed of are as follows (unaudited, in thousands):

	Three Months Ended March 31,
	2011	2010
Rental revenue	$4,003	$3,062
Tenant reimbursements	2,346	1,382

Total revenue	6,349	4,444

Property operating expense	2,757	3,509
Other expense	—	64
Transaction costs	—	7,232
Interest expense, net	—	2,274
Depreciation and amortization	1,807	1,276

Income (loss) before gain on acquisition and gain on sale of real	1,785	(9,911)

Gain on acquisition	—	8,468
Gain on sale of real estate	18,293	—

Net income (loss)	$20,078	$(1,443)

16. Other Commitments and Contingencies

As of March 31, 2011, the Company had three theatre development projects and two retail development projects under construction for which it has agreed to finance the development costs. At March 31, 2011, the Company has commitments to fund approximately $18.3 million of additional improvements which are expected to be funded in 2011. Development costs are advanced by the Company in periodic draws. If the Company determines that construction is not being completed in accordance with the terms of the development agreements, it can discontinue funding construction draws. The Company has agreed to lease the properties to the operators at pre-determined rates.

As further discussed in Note 5, the Company acquired one charter school property and has agreed to finance redevelopment costs. At March 31, 2011, the Company has commitments to fund approximately $2.3 million of additional improvements for this property which are expected to be funded in 2011. Development costs are advanced by the Company in periodic draws. If the Company determines that construction is not being completed in accordance with the terms of the development agreement, it can discontinue funding construction draws. The Company has agreed to lease the properties to the operator at pre-determined rates.

The Company has provided a guarantee of the payment of certain economic development revenue bonds related to four theatres in Louisiana for which the Company earns a fee at an annual rate of 1.75% over the 30 year term of the bond. The Company has recorded $3.2 million as a deferred asset included in other assets and $3.2 million included in other liabilities in the accompanying consolidated balance sheet as of March 31, 2011 related to this guarantee. No amounts have been accrued as a loss contingency related to this guarantee because payment by the Company is not probable.

The Company has certain commitments related to its mortgage note investments that it may be required to fund in the future. The Company is generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of March 31, 2011, the Company had mortgage notes receivable with commitments totaling approximately $35.0 million. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

17. Condensed Consolidating Financial Statements

A portion of our subsidiaries have guaranteed the Company’s indebtedness under the unsecured senior notes and the unsecured revolving credit facility. The guarantees are joint and several, full and unconditional. The following summarizes the Company’s condensed consolidating information as of March 31, 2011 and December 31, 2010 and for the three months ended March 31, 2011 and 2010 (unaudited, in thousands):

Condensed Consolidating Balance Sheet

As of March 31, 2011

	Entertainment Properties Trust (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets
Rental properties, net	$—	$638,609	$1,228,485	$—	$1,867,094
Land held for development	—	—	184,457	—	184,457
Property under development	—	—	8,638	—	8,638
Mortgage notes and related accrued interest receivable, net	—	306,927	—	—	306,927
Investment in a direct financing lease, net	—	229,801	—	—	229,801
Investment in joint ventures	19,341	—	4,229	—	23,570
Cash and cash equivalents	6,779	1,118	7,267	—	15,164
Restricted cash	25	23,114	8,351	—	31,490
Intangible assets, net	—	—	5,625	—	5,625
Deferred financing costs, net	9,365	5,157	3,704	—	18,226
Accounts receivable, net	194	5,872	32,138	—	38,204
Intercompany notes receivable	96,503	—	30,024	(126,527)	—
Notes receivable and related accrued interest receivable, net	169	—	4,935	—	5,104
Investments in subsidiaries	1,744,716	—	—	(1,744,716)	—
Other assets	15,088	3,057	5,612	—	23,757

Total assets	$1,892,180	$1,213,655	$1,523,465	$(1,871,243)	$2,758,057

Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$10,372	$25,120	$6,120	$—	$41,612
Dividends payable	40,200	—	—	—	40,200
Unearned rents and interest	—	4,379	1,616	—	5,995
Intercompany notes payable	—	—	126,527	(126,527)	—
Long-term debt	250,000	87,000	713,621	—	1,050,621

Total liabilities	300,572	116,499	847,884	(126,527)	1,138,428

Entertainment Properties Trust shareholders’ equity	1,591,608	1,097,156	647,560	(1,744,716)	1,591,608
Noncontrolling interests	—	—	28,021	—	28,021

Total equity	1,591,608	1,097,156	675,581	(1,744,716)	1,619,629

Total liabilities and equity	$1,892,180	$1,213,655	$1,523,465	$(1,871,243)	$2,758,057

Condensed Consolidating Balance Sheet

As of December 31, 2010

	Entertainment Properties Trust (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets
Rental properties, net	$—	$807,891	$1,218,732	$—	$2,026,623
Land held for development	—	—	184,457	—	184,457
Property under development	—	—	5,967	—	5,967
Mortgage notes and related accrued interest receivable, net	—	305,404	—	—	305,404
Investment in a direct financing lease, net	—	226,433	—	—	226,433
Investment in joint ventures	19,159	—	2,851	—	22,010
Cash and cash equivalents	3,356	1,116	7,304	—	11,776
Restricted cash	25	7,287	8,967	—	16,279
Intangible assets, net	—	29,829	5,815	—	35,644
Deferred financing costs, net	9,576	5,011	5,784	—	20,371
Accounts receivable, net	110	9,067	30,637	—	39,814
Intercompany notes receivable	227,141	—	28,649	(255,790)	—
Notes receivable and related accrued interest receivable, net	168	—	4,959	—	5,127
Investments in subsidiaries	1,634,257	—	—	(1,634,257)	—
Other assets	15,887	3,625	4,003	—	23,515

Total assets	$1,909,679	$1,395,663	$1,508,125	$(1,890,047)	$2,923,420

Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$18,636	$26,251	$11,601	$—	$56,488
Dividends payable	37,804	—	—	—	37,804
Unearned rents and interest	—	5,079	1,612	—	6,691
Intercompany notes payable	—	132,067	123,723	(255,790)	—
Long-term debt	250,000	142,000	799,179	—	1,191,179

Total liabilities	306,440	305,397	936,115	(255,790)	1,292,162

Entertainment Properties Trust shareholders’ equity	1,603,239	1,090,266	543,991	(1,634,257)	1,603,239
Non controlling interests	—	—	28,019	—	28,019

Total equity	1,603,239	1,090,266	572,010	(1,634,257)	1,631,258

Total liabilities and equity	$1,909,679	$1,395,663	$1,508,125	$(1,890,047)	$2,923,420

Condensed Consolidating Statement of Income

For the Three Months Ended March 31, 2011

	Entertainment Properties Trust (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Rental revenue	$—	$19,696	$35,686	$—	$55,382
Tenant reimbursements	—	342	4,319	—	4,661
Other income	23	—	1	—	24
Mortgage and other financing income	81	13,241	233	—	13,555
Intercompany fee income	685	—	—	(685)	—
Interest income on intercompany notes receivable	4,118	—	591	(4,709)	—

Total revenue	4,907	33,279	40,830	(5,394)	73,622

Equity in subsidiaries’ earnings	38,616	—	—	(38,616)	—

Property operating expense	—	964	5,393	—	6,357
Intercompany fee expense	—	—	685	(685)	—
Other expense	—	—	548	—	548
General and administrative expense	—	2,384	3,084	—	5,468
Costs associated with loan refinancing	—	—	6,388	—	6,388
Interest expense, net	5,101	2,475	11,269	—	18,845
Interest expense on intercompany notes payable	—	—	4,709	(4,709)	—
Transaction costs	949	—	324	—	1,273
Impairment charge	—	—	1,800	—	1,800
Depreciation and amortization	267	3,479	8,316	—	12,062

Income (loss) before equity in income from joint ventures and discontinued operations	37,206	23,977	(1,686)	(38,616)	20,881
Equity in income from joint ventures	770	—	4	—	774

Income (loss) from continuing operations	$37,976	$23,977	$(1,682)	$(38,616)	$21,655
Discontinued operations:
Interest income on intercompany notes receivable	3,755	—	—	(3,755)	—
Interest expense on intercompany notes payable	—	(3,755)	—	3,755	—
Income (loss) from discontinued operations	—	1,785	—	—	1,785
Gain on sale of real estate	—	18,293	—	—	18,293

Net income (loss)	41,731	40,300	(1,682)	(38,616)	41,733
Subtract: Net income attributable to noncontrolling interests	—	—	(2)	—	(2)

Net income (loss) attributable to Entertainment Properties Trust	41,731	40,300	(1,684)	(38,616)	41,731
Preferred dividend requirements	(7,552)	—	—	—	(7,552)

Net income (loss) available to common shareholders of Entertainment Properties Trust	$34,179	$40,300	$(1,684)	$(38,616)	$34,179

Condensed Consolidating Statement of Income

For the Three Months Ended March 31, 2010

	Entertainment Properties Trust (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Rental revenue	$—	$16,430	$37,479	$—	$53,909
Tenant reimbursements	—	362	3,917	—	4,279
Other income	23	5	208	—	236
Mortgage and other financing income	127	12,330	135	—	12,592
Intercompany fee income	638	—	—	(638)	—
Interest income on intercompany notes receivable	5,098	—	525	(5,623)	—

Total revenue	5,886	29,127	42,264	(6,261)	71,016

Equity in subsidiaries’ earnings	23,084	—	—	(23,084)	—

Property operating expense	12	835	5,378	—	6,225
Intercompany fee expense	—	—	638	(638)	—
Other expense	—	—	337	—	337
General and administrative expense	—	2,046	3,043	—	5,089
Interest expense, net	1	3,739	13,205	—	16,945
Interest expense on intercompany notes payable	—	1,372	4,251	(5,623)	—
Transaction costs	141	—	151	—	292
Provision for loan losses	—	—	700	—	700
Depreciation and amortization	131	2,846	8,150	—	11,127

Income before equity in income from joint ventures and discontinued operations	28,685	18,289	6,411	(23,084)	30,301
Equity in income from joint ventures	233	—	—	—	233

Income from continuing operations	$28,918	$18,289	$6,411	$(23,084)	$30,534
Discontinued operations:
Interest income on intercompany notes receivable	1,157	—	500	(1,657)	—
Interest expense on intercompany notes payable	—	(1,157)	(500)	1,657	—
Loss from discontinued operations	—	1,072	(2,515)	—	(1,443)

Net income	$30,075	$18,204	$3,896	$(23,084)	$29,091

Add: Net loss attributable to noncontrolling interests	—	—	984	—	984

Net income attributable to Entertainment Properties Trust	30,075	18,204	4,880	(23,084)	30,075
Preferred dividend requirements	(7,552)	—	—	—	(7,552)

Net income available to common shareholders of Entertainment Properties Trust	$22,523	$18,204	$4,880	$(23,084)	$22,523

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2011

	Entertainment Properties Trust (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated
Intercompany fee income (expense)	$685	$—	$(685)	$—
Interest income (expense) on intercompany receivable/payable	4,118	—	(4,118)	—
Net cash provided (used) by other operating activities	(5,519)	27,217	13,306	35,004

Net cash provided (used) by operating activities	(716)	27,217	8,503	35,004

Investing activities:
Acquisition of rental properties and other assets	(261)	(28,970)	(9,397)	(38,628)
Investment in unconsolidated joint ventures	(1,511)	—	(1,235)	(2,746)
Investment in mortgage notes receivable	—	(1,524)	—	(1,524)
Investment in direct financing lease, net	—	(2,113)	—	(2,113)
Additions to property under development	—	—	(2,668)	(2,668)
Investment in intercompany notes payable	130,638	(132,067)	1,429	—
Advances to subsidiaries, net	(83,403)	(12,112)	95,515	—

Net cash provided (used) by investing activities of continuing operations	45,463	(176,786)	83,644	(47,679)
Net cash used by other investing activities of discontinued operations	—	(58)	—	(58)
Net proceeds from sale of real estate from discontinued operations	—	205,176	—	205,176

Net cash provided by investing activities	45,463	28,332	83,644	157,439

Financing activities:
Proceeds from long-term debt facilities	—	163,000	—	163,000
Principal payments on long-term debt		(218,000)	(92,305)	(310,305)
Deferred financing fees paid	(43)	(576)	—	(619)
Net proceeds from issuance of common shares	66	—	—	66
Impact of stock option exercises, net	(499)	—	—	(499)
Purchase of common shares for treasury	(3,070)	—	—	(3,070)
Dividends paid to shareholders	(37,778)	—	—	(37,778)

Net cash provided used by financing activities	(41,324)	(55,576)	(92,305)	(189,205)
Effect of exchange rate changes on cash	—	29	121	150

Net increase (decrease) in cash and cash equivalents	3,423	2	(37)	3,388
Cash and cash equivalents at beginning of the period	3,356	1,116	7,304	11,776

Cash and cash equivalents at end of the period	$6,779	$1,118	$7,267	$15,164

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2010

	Entertainment Properties Trust (Issuer)	Wholly Owned Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Intercompany fee income (expense)	$638	$—	$(638)	$—
Interest income (expense) on intercompany receivable/payable	5,098	(1,372)	(3,726)	—
Net cash provided by other operating activities	2,776	14,301	16,415	33,492

Net cash provided by operating activities	8,512	12,929	12,051	33,492

Investing activities:
Acquisition of rental properties and other assets	(206)	—	(190)	(396)
Investment in direct financing lease	—	(44,232)	—	(44,232)
Additions to property under development	—	(21)	(775)	(796)
Investment in intercompany notes payable	(5,654)	293	5,361	—
Advances to subsidiaries, net	24,610	(17,773)	(6,837)	—

Net cash provided (used) by investing activities of continuing operations	18,750	(61,733)	(2,441)	(45,424)
Net cash used by investing activities of discontinued operations	—	(112,184)	—	(112,184)

Net cash provided (used) by investing activities of discontinued operations	18,750	(173,917)	(2,441)	(157,608)

Financing activities:
Proceeds from long-term debt facilities	—	95,000	189	95,189
Principal payments on long-term debt	—	(23,300)	(6,453)	(29,753)
Deferred financing fees paid	—	—	(53)	(53)
Net proceeds from issuance of common shares	41	—	—	41
Impact of stock option exercises, net	(337)	—	—	(337)
Purchase of common shares for treasury	(2,182)	—	—	(2,182)
Distributions paid to noncontrolling interests	—	—	11	11
Dividends paid to shareholders	(35,404)	—	—	(35,404)

Net cash provided (used) by financing activities of continuing operations	(37,882)	71,700	(6,306)	27,512
Net cash provided (used) by financing activities of discontinued operations	—	94,054	(189)	93,865

Net cash provided (used) by financing activities	(37,882)	165,754	(6,495)	121,377
Effect of exchange rate changes on cash	—	529	101	630

Net increase (decrease) in cash and cash equivalents	(10,620)	5,295	3,216	(2,109)
Cash and cash equivalents at beginning of the period	13,565	106	9,467	23,138

Cash and cash equivalents at end of the period	$2,945	$5,401	$12,683	$21,029

18. Subsequent Events

In conjunction with the sale by Ascentia Wine Estates (Ascentia) of the Gary Farrell brand and inventory assets on April 28, 2011, the company elected to sell its vineyard and winery assets to the same buyer. As a result, the Company terminated its lease on these assets with Ascentia and was paid $2.0 million in outstanding receivables and a $1.0 million lease termination fee. In addition, the Company received $6.5 million from the buyer for its vineyard and winery assets, which was equal to their net book value. This transaction was contemplated by the modification agreement between the Company and Ascentia dated January 13, 2011. See Note 5 for further description.

Subsequent to the end of the first quarter, the Company closed on two public charter school transactions with HighMark School Development (Highmark) located in Arizona and Colorado with a combined commitment from the Company of $13.5 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Quarterly Report on Form 10-Q of Entertainment Properties Trust (“the Company”, “EPR”, “we” or “us”). The forward-looking statements included in this discussion and elsewhere in this Quarterly Report on Form 10-Q involve risks and uncertainties, including anticipated financial performance, business prospects, industry trends, shareholder returns, performance of leases by tenants, performance on loans to customers and other matters, which reflect management's best judgment based on factors currently known. See “Cautionary Statement Concerning Forward Looking Statements” which is incorporated herein by reference. Actual results and experience could differ materially from the anticipated results and other expectations expressed in our forward-looking statements as a result of a number of factors, including but not limited to those discussed in this Item and Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 1, 2011.

Overview

Our principal business objective is to enhance shareholder value by achieving predictable and increasing FFO and dividends per share. Our prevailing strategy is to focus on long-term investments in a limited number of categories in which we maintain a depth of knowledge and relationships, and which we believe offer sustained performance throughout all economic cycles. As of March 31, 2011, our total assets exceeded $2.7 billion, and included investments in 110 megaplex theatre properties (including two joint venture properties) and various restaurant, retail, entertainment, destination recreational and specialty properties located in 34 states, the District of Columbia and Ontario, Canada. As of March 31, 2011, we had invested approximately $193.1 million in development land and property under development and approximately $306.9 million in mortgage financing for entertainment, recreational and specialty properties, including certain such properties under development.

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

Our real estate mortgage portfolio consists of seven mortgage notes totaling $306.9 million at March 31, 2011. Two of these mortgage notes, totaling $170.5 million at March 31, 2011, are secured by a water-park anchored entertainment village in Kansas City, Kansas (the first phase of which opened in July 2009 and the second phase is expected to open in 2011) as well as two other water-parks in Texas. The remaining five mortgage notes totaling $136.4 million at March 31, 2011 relate to financing provided for ski areas.

Also, as of March 31, 2011, we had five other notes receivable with an outstanding balance of $5.1 million (including accrued interest) net of a provision for an aggregate loan loss of $8.2 million.

Our total investments were $2.9 billion at March 31, 2011. Total investments is a non-GAAP financial measure defined herein as the sum of the carrying values of rental properties (before accumulated depreciation), land held for development, property under development, mortgage notes receivable (including related accrued interest receivable), investment in direct financing lease, net, investment in joint ventures, intangible assets (before accumulated amortization) and notes receivable and related accrued interest receivable, net. Below is a reconciliation of the carrying value of total investments to the constituent items in the consolidated balance sheet at March 31, 2011 (in thousands):

Rental properties, net of accumulated depreciation	$1,867,094
Add back accumulated depreciation on rental properties	305,751
Land held for development	184,457
Property under development	8,638
Mortage notes and related accrued interest receivable, net	306,927
Investment in a direct financing lease, net	229,801
Investment in joint ventures	23,570
Intangible assets, net of accumulated amortization	5,625
Add back accumlated amortization on intangible assets	9,049
Notes receivable and related accrued interest receivable, net	5,104

Total investments	$2,946,016

Management believes that total investments is a useful measure for management and investors as it illustrates across which asset categories our funds have been invested. Of our total investments of $2.9 billion at March 31, 2011, $2.0 billion or 68% related to megaplex theatres, entertainment retail centers and other retail parcels, $237.8 million or 8% related to public charter schools and $708.4 million or 24% related to other destination recreational and specialty properties. Furthermore, of the $708.4 million related to other destination recreational and specialty properties, $208.5 million related to vineyards and wineries, $180.0 million related to the land held for development in Sullivan County, New York, $170.5 million related to the water-park anchored entertainment village development in Kansas and two Texas water-parks and $149.4 million related to metropolitan ski areas. At March 31, 2011, affiliates of Imagine Schools, Inc.

(“Imagine”) are the lessees of 96% of our public charter school properties. In addition, Peak Resorts, Inc. (“Peak”) is the lessee of our metropolitan ski area in Ohio and is the mortgagor on five notes receivable secured by ten metropolitan ski areas and related development land.

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

Our Annual Report on Form 10-K for the year ended December 31, 2010 contains a description of our critical accounting policies, including consolidation, revenue recognition, real estate useful lives, impairment of real estate values, real estate acquisitions, allowance for doubtful accounts, and mortgage and other notes receivable. For the three months ended March 31, 2011, there were no material changes to these policies.

Recent Developments

Debt Financing

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

On March 3, 2011, we assumed a mortgage note payable of $3.8 million in conjunction with the acquisition of a theatre property. The note matures on July 1, 2017 and requires monthly principal and interest payments of approximately $28 thousand with a final principal payment at maturity of approximately $3.2 million. The note was recorded at fair value upon acquisition which was estimated to be $4.1 million. The fair value of the note was determined by discounting the future cash flows of the note using an estimated current market rate of 5.29%.

During March 2011, we exercised a portion of the accordion feature on our unsecured revolving credit facility. As a result of this exercise, our unsecured revolving credit facility capacity has been expanded from $320 million to $382.5 million.

Investments

On March 3, 2011, we acquired four theatre properties for a total investment of $36.8 million pursuant to a sale-leaseback transaction. The theatre properties are located in New Hampshire and Maine and contain an aggregate of 56 screens. The theatre properties are leased to Cinemagic pursuant to lease agreements that are structured as a triple net lease with the tenant responsible for all taxes, costs and expenses arising from the use or operation of the properties. As a part of this transaction, we assumed a mortgage note payable on one of the four theatres with an outstanding balance of $3.8 million and a fair value of $4.1 million at the acquisition date.

On March 22, 2011, we purchased one charter school property from a third-party for a total investment of $4.3 million. The property is located in Baton Rouge, Louisiana and is leased to Charter Schools Development Corporation. As a part of this transaction, we have agreed to finance an additional $2.3 million in redevelopment costs for this property. See Note 16 to the consolidated financial statements on this Form 10-Q for further discussion.

During the three months ended March 31, 2011, we advanced $1.5 million under our secured mortgage loan agreements with SVV I, LLC and an affiliate of SVV I, LLC (together SVVI) to provide for additional improvements made to the Kansas City, Kansas and Texas water-parks. The carrying value of this mortgage note receivable at March 31, 2011 was $170.5 million.

Property Sale

On March 29, 2011 we closed on the sale of our Toronto Dundas Square entertainment retail center and related signage business in downtown Toronto. The gross sale proceeds were approximately $226 million Canadian (“CAD”) and the net sales proceeds, after selling costs, were $222.7 million CAD. The net proceeds from this sale, after the escrows, were converted to U.S. dollars primarily through a foreign currency forward contract that was entered into on February 3, 2011 and designated as a net investment hedge. This forward contract allowed us to sell $200 million CAD for $201.5 million U.S. We used the proceeds to pay down our revolving line of credit and recorded a net gain of $18.3 million U.S., including the impact of foreign currency and the settlement of the forward contract.

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

On January 13, 2011, we entered into a modification agreement with our vineyard and winery tenant at four properties, Ascentia Wine Estates. The modification agreement provides for, among other things, the sale of the real property and the operations of one winery to a third-party buyer and the payment of $2.0 million in rent related to the fourth quarter of 2010. The agreement also provides for the termination of the lease on another winery and vineyard, which previously had annual rent of approximately $5.5 million. We took possession of the property during the first quarter of 2011. Additionally, the leases on two other wineries and one other vineyard were amended to provide for a reduction in rent of $1.5 million to approximately $3.5 million annually. Our management has assessed the carrying value of these properties for impairment and no provision for impairment was considered necessary based on this analysis.

In conjunction with the sale by Ascentia Wine Estates (Ascentia) of the Gary Farrell brand and inventory assets on April 28, 2011, we elected to sell our vineyard and winery assets to the same buyer. As a result, we terminated our lease on these assets with Ascentia and were paid $2.0 million in outstanding receivables and a $1.0 million lease termination fee. In addition, we received $6.5 million from the buyer for our vineyard and winery assets, which was equal to their net book value. This transaction was contemplated by the modification agreement between us and Ascentia dated January 13, 2011. See Note 5 to the consolidated financial statements in this Form 10-Q for further description.

We expect to enter into an agreement in the second quarter of 2011 to sell one of our vineyard and winery properties. During the three months ended March 31, 2011, we recorded an impairment charge of $1.8 million, which is the amount that the carrying value of the assets exceeds the estimated fair market value.

Results of Operations

Three months ended March 31, 2011 compared to three months ended March 31, 2010

Rental revenue was $55.4 million for the three months ended March 31, 2011, compared to $53.9 million for the three months ended March 31, 2010. The $1.5 million increase resulted primarily from acquisitions completed in 2010 and base rent increases on existing properties, partially offset by a decline in rental revenue from our vineyard and winery tenants. Percentage rents of $0.4 million and $0.7 million were recognized during the three months ended March 31, 2011 and 2010, respectively. Straight-line rents of $0.3 million and $0.2 million were recognized during the three months ended March 31, 2011 and 2010, respectively.

Tenant reimbursements totaled $4.7 million for the three months ended March 31, 2011 compared to $4.3 million for the three months ended March 31, 2010. These tenant reimbursements arise from the operations of our retail centers. The $0.4 million increase is primarily due as an increase in tenant reimbursements at our retail centers in Ontario, Canada and in New Rochelle, New York as well as the impact of a stronger Canadian dollar exchange rate for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

Mortgage and other financing income for the three months ended March 31, 2011 was $13.6 million compared to $12.6 million for the three months ended March 31, 2010. The $1.0 million increase is due to our additional investments in public charter school properties, as well as increased real estate lending activities related to our mortgage loan agreement with SVVI.

Our property operating expense totaled $6.4 million for the three months ended March 31, 2011 compared to $6.2 million for the three months ended March 31, 2010. These property operating expenses arise from the operations of our retail centers. The $0.2 million increase resulted primarily from increases in property operating expenses at our retail centers in Ontario, Canada and New Rochelle, New York and was partially offset by a decrease in bad debt expense associated with our vineyard and winery tenants.

Our general and administrative expense totaled $5.5 million for the three months ended March 31, 2011 compared to $5.1 million for the three months ended March 31, 2010. The increase of $0.4 million is primarily due to an increase in payroll related expenses and professional fees.

Costs associated with loan refinancing were $6.4 million for the three months ended March 31, 2011. These costs related to the termination of our eight term loans outstanding under the vineyard and winery facility. In connection with the payment in full of the term loans, the related interest rate swaps were terminated at a cost of $4.6 million and deferred financing costs, net of accumulated amortization, of $1.8 million were written off.

Our net interest expense increased by $1.9 million to $18.8 million for the three months ended March 31, 2011 from $16.9 million for the three months ended March 31, 2010. This increase resulted from an increased weighted average interest rate used to finance our real estate acquisitions and fund our mortgage notes receivable.

Transactions costs totaled $1.3 million for the three months ended March 31, 2011 compared to $0.3 million for the three months ended March 31, 2010. The increase of $1.0 million is due to the write off of costs associated with terminated transactions.

Provision for loan losses for the three months ended March 31, 2010 was $0.7 million and related to a note receivable that was settled in connection with the settlement with Mr. Cappelli and affiliates entered on June 18, 2010. There was no provision for loan losses for the three months ended March 31, 2011.

The impairment charge for the three months ended March 31, 2011 was $1.8 million and related to one of our vineyard and winery properties. There was no impairment charge for the three months ended March 31, 2010. See Note 4 to the consolidated financial statements in this Form 10-Q for further discussion.

Depreciation and amortization expense totaled $12.1 million for the three months ended March 31, 2011 compared to $11.1 million for the three months ended March 31, 2010. The $1.0 million increase resulted primarily from asset acquisitions in 2010 and 2011.

Equity in income from joint ventures total $0.8 million for the three months ended March 31, 2011 compared to $0.2 million for the three months ended March 31, 2010. The $0.6 million increase is due primarily to our contribution of an additional $14.9 million to Atlantic-EPR I to pay off the Partnership’s long- term debt at its maturity of May 1, 2010. The $14.9 million contribution earns a preferred return of 15% per the partnership agreement.

Income from discontinued operations totaled $1.8 million for the three months ended March 31, 2011 and was due to the operations of the Toronto Dundas Square property which was sold on March 29, 2011. Loss from discontinued operations totaled $1.4 million for the three months ended March 31, 2010 and related to the operations of Toronto Dundas Square (including the gain on acquisition and transaction costs related to the acquisition of this property on March 4, 2010); a parcel of land in Arroyo Grande, California disposed of in the third quarter of 2010; and an entertainment retail center in White Plains, New York and a ten acre vineyard and winery facility in Napa Valley, California, which were both disposed of in the second quarter of 2010.

Gain on sale of real estate from discontinued operations of $18.3 million for the three months ended March 31, 2011 was due to the sale of Toronto Dundas Square. There was no gain on sale of real estate from discontinued operations for the three months ended March 31, 2010.

Noncontrolling interest net income totaled $0.02 million for the three months ended March 31, 2011 compared to a net loss of 1.0 million for the three months ended March 31, 2010 and related to the consolidation of a VIE at the entertainment retail center in White Plains, New York. Our interest in the VIE was extinguished in connection with the settlement entered into with Mr. Cappelli and his affiliates on June 18, 2010.

Liquidity and Capital Resources

Cash and cash equivalents were $15.2 million at March 31, 2011. In addition, we had restricted cash of $31.5 million at March 31, 2011. Of the restricted cash at March 31, 2011, $6.6 million relates to cash held for our borrowers’ debt service reserves for mortgage notes receivable, $16.5 million relates to escrow balances required in connection with the sale of Toronto Dundas Square and the balance represents deposits required in connection with debt service, payment of real estate taxes and capital improvements.

Mortgage Debt, Senior Notes, Credit Facilities and Term Loan

As of March 31, 2011, we had total debt outstanding of $1.1 billion. As of March 31, 2011, $703.0 million of debt outstanding was fixed rate mortgage debt secured by a portion of our rental properties and mortgage notes receivable, with a weighted average interest rate of approximately 6.1%.

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

At March 31, 2011, we had $87.0 million in debt outstanding under our $382.5 million unsecured revolving credit facility, with interest at a floating rate. The facility has a term expiring December 1, 2013. The amount that we are able to borrow on our revolving credit facility is a function of the values and advance rates, as defined by the credit agreement, assigned to the assets included in the borrowing base less outstanding letters of credit and less other liabilities. As of March 31, 2011, our total availability under the revolving credit facility was $295.5 million.

Our principal investing activities are acquiring, developing and financing entertainment, entertainment-related, public charter schools and other destination recreational and specialty properties. These investing activities have generally been financed with mortgage debt and the proceeds from equity offerings. Our revolving credit facility and our term loans are also used to finance the acquisition or development of properties, and to provide mortgage financing. We may also issue debt securities in public or private offerings. Continued growth of our rental property and mortgage financing portfolios will depend in part on our continued ability to access funds through additional borrowings and securities offerings.

Certain of our long-term debt agreements contain customary restrictive covenants related to financial and operating performance. At March 31, 2011, we were in compliance with all restrictive covenants.

Liquidity Requirements

Short-term liquidity requirements consist primarily of normal recurring corporate operating expenses, debt service requirements and distributions to shareholders. We meet these requirements primarily through cash provided by operating activities. Net cash provided by operating activities was $35.0 million and $33.5 million for the three months ended March 31, 2011 and 2010, respectively. Net cash provided by investing activities was $157.4 for the three months ended March 31, 2011 and net cash used in investing activities was $157.6 million for the three months ended March 31, 2010. Net cash used by financing activities was $189.2 million for the three months ended March 31, 2011 and net cash provided by financing activities $121.4 million for the three months ended March 31, 2010. We anticipate that our cash on hand, cash from operations, and funds available under our revolving credit facility will provide adequate liquidity to fund our operations, make interest and principal payments on our debt, and allow distributions to our shareholders and avoid corporate level federal income or excise tax in accordance with REIT Internal Revenue Code requirements.

Commitments

As of March 31, 2011, we had three theatre development projects and two retail development projects under construction for which we had agreed to finance the development costs. At March 31, 2011, we have commitments to fund approximately $18.3 million of additional improvements which are expected to be funded in 2011. Development costs are advanced by us in periodic draws. If we determine that construction is not being completed in accordance with the terms of the development agreement, we can discontinue funding construction draws. We have agreed to lease the properties to the operators at pre-determined rates.

We acquired one charter school property and have agreed to finance redevelopment costs. At March 31, 2011, we have commitments to fund approximately $2.3 million of additional improvements for this property which are expected to be funded in 2011. Development costs are advanced by us in periodic draws. If we determine that construction is not being completed in accordance with the terms of the development agreement, we can discontinue funding construction draws. We have agreed to lease the property to the operator at pre-determined rates.

We have provided a guarantee of the payment of certain economic development revenue bonds related to four theatres in Louisiana for which we earn a fee at an annual rate of 1.75% over the 30 year term of the bond. We have recorded $3.2 million as a deferred asset included in other assets and $3.2 million included in other liabilities in the accompanying consolidated balance sheet as of March 31, 2011 related to this guarantee. No amounts have been accrued as a loss contingency related to this guarantee because payment by us is not probable.

We have certain commitments related to our mortgage note investments that we may be required to fund in the future. We are generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of March 31, 2011, we had mortgage notes receivable with commitments totaling approximately $35.0 million. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

Liquidity Analysis

In analyzing our liquidity, we generally expect that our cash provided by operating activities will meet our normal recurring operating expenses, recurring debt service requirements and distributions to shareholders.

We have no significant consolidated debt that matures before 2012. During 2012, we have approximately $65.3 million of consolidated debt maturities. Our cash commitments, as described above, include additional commitments under various mortgage notes receivable totaling approximately $35.0 million. Of the $35.0 million of mortgage note receivable commitments, approximately $18.1 million is expected to be funded in 2011. Additionally, we expect to fund $20.6 million in 2011 for the theatre and retail developments as well as the redevelopment costs of one of our public charter school properties.

Our sources of liquidity as of March 31, 2011 to pay the above 2011 commitments include the remaining amount available under our unsecured revolving credit facility of approximately $295.5 million and unrestricted cash on hand of $15.2 million. Accordingly, while there can be no assurance, we expect that our sources of cash will exceed our existing commitments over the remainder of 2011.

We believe that we will be able to repay, extend, refinance or otherwise settle our debt obligations for 2012 and thereafter as the debt comes due, and that we will be able to fund our remaining commitments as necessary. However, there can be no assurance that additional financing or capital will be available, or that terms will be acceptable or advantageous to us.

Our primary use of cash after paying operating expenses, debt service, distributions to shareholders and funding existing commitments is in growing our investment portfolio through the acquisition, development and financing of additional properties. We expect to finance these investments with borrowings under our revolving credit facility, as well as long-term debt and equity financing alternatives. The availability and terms of any such financing will depend upon market and other conditions. If we borrow the maximum amount available under our revolving credit facility, there can be no assurance that we will be able to obtain additional investment financing (See “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 1, 2011).

Off Balance Sheet Arrangements

At March 31, 2011, we had a 31.8% and 23.9% investment interest in two unconsolidated real estate joint ventures, Atlantic-EPR I and Atlantic-EPR II, respectively, which are accounted for under the equity method of accounting. We do not anticipate any material impact on our liquidity as a result of commitments involving those joint ventures. On May 1, 2010, we contributed an additional $14.9 million to Atlantic-EPR I to pay off the Partnership’s long-term debt at its maturity of May 1, 2010. We expect to earn a priority return of 15% on our additional contribution per the partnership agreement. We recognized income of $674 and $144 (in thousands) from our investment in the Atlantic-EPR I joint venture during the three months ended March 31, 2011 and 2010, respectively. We recognized income of $96 and $89 (in thousands) from our investment in the Atlantic-EPR II joint venture during the three months ended March 31, 2011 and 2010, respectively. The Atlantic-EPR II joint venture has a mortgage note payable secured by a megaplex theatre. The note held by Atlantic EPR-II totals $12.5 million at March 31, 2011 and matures in September 2013.

The partnership agreements for Atlantic-EPR I and Atlantic-EPR II allow our partner, Atlantic of Hamburg, Germany (“Atlantic”), to exchange up to a maximum of 10% of its ownership interest per year in each of the joint ventures for common shares of the Company or, at our discretion, the cash value of those shares as defined in each of the partnership agreements. During 2011, we have paid Atlantic cash of $466 and $30 (in thousands) in exchange for additional ownership of 2.0% and 0.2% for Atlantic-EPR I and Atlantic-EPR II, respectively. These exchanges did not impact total partners’ equity in either Atlantic-EPR I or Atlantic-EPR II.

In addition, as of March 31, 2011, we had invested $4.2 million in unconsolidated joint ventures for three theatre projects located in China. We recognized income of $4 (in thousands) from our investment in these joint ventures for the three months ended March 31, 2011. No income or loss was recognized for the three months ended March 31, 2010.

Capital Structure and Coverage Ratios

We believe that our shareholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest, fixed charge and debt service coverage ratios. We expect to maintain our debt to gross assets ratio (i.e. total long-term debt to total assets plus accumulated depreciation) between 35% and 45%. However, the timing and size of our equity and debt offerings as well as the timing and size of new investments and dispositions may cause us to temporarily operate outside of this threshold. At March 31, 2011, this ratio was 34%. Our long-term debt as a percentage of our total market capitalization at March 31, 2011 was 29%; however, we do not manage to a ratio based on total market capitalization due to the inherent variability that is driven by changes in the market price of our common shares. We calculate our total market capitalization of $3.7 billion by aggregating the following at March 31, 2011

•	Common shares outstanding of 46,640,807 multiplied by the last reported sales price of our common shares on the NYSE of $46.82 per share, or $2.2 billion;

•	Aggregate liquidation value of our Series B preferred shares of $80.0 million;

•	Aggregate liquidation value of our Series C convertible preferred shares of $135.0 million;

•	Aggregate liquidation value of our Series D preferred shares of $115.0 million;

•	Aggregate liquidation value of our Series E convertible preferred shares of $86.3 million; and

•	Total long-term debt of $1.1 billion.

Our interest coverage ratio for the three months ended March 31, 2011 and 2010 was 3.5 times and 3.2 times, respectively. Interest coverage is calculated as the interest coverage amount (as calculated in the following table) divided by interest expense, gross (as calculated in the following table). We consider the interest coverage ratio to be an appropriate supplemental measure of a company’s ability to meet its interest expense obligations. Our calculation of the interest coverage ratio may be different from the calculation used by other companies, and therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures. The following table shows the calculation of our interest coverage ratios. Amounts below include the impact of discontinued operations, which are separately classified in the consolidated statements of income included in this Quarterly Report on Form 10-Q (unaudited, dollars in thousands):

	Three Months Ended March 31,
	2011	2010
Net income	$41,733	$29,091
Interest expense, gross	18,947	19,327
Interest cost capitalized	(97)	(83)
Depreciation and amortization	13,869	12,403
Share-based compensation expense to management and trustees	1,367	1,163
Costs associated with loan refinancing	6,388	—
Straight-line rental revenue	(518)	(346)
Gain on sale of real estate from discontinued operations	(18,293)	—
Transaction costs	1,273	7,524
Provision for loan losses	—	700
Impairment charge	1,800	—
Gain on acquisition	—	(8,468)

Interest coverage amount	$66,469	$61,311

Interest expense, net	$18,845	$19,219
Interest income	5	25
Interest cost capitalized	97	83

Interest expense, gross	$18,947	$19,327

Interest coverage ratio	3.5	3.2

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

	Three Months Ended March 31,
	2011	2010
Net cash provided by operating activities	$35,004	$33,492

Equity in income from joint ventures	774	233
Distributions from joint ventures	(652)	(269)
Amortization of deferred financing costs	(1,023)	(1,236)
Amortization of above market leases, net	(20)	(21)
Increase in mortgage notes accrued interest receivable	—	2,982
Decrease in restricted cash	(740)	(304)
Increase (decrease) in accounts receivable, net	(1,353)	2,246
Increase (decrease) in notes and accrued interest receivable	(23)	49
Increase in direct financing lease receivable	1,255	1,114
Increase in other assets	1,416	3,536
Decrease (increase) in accounts payable and accrued liabilities	7,572	(6,660)
Decrease (increase) in unearned rents	25	(273)
Straight-line rental revenue	(518)	(346)
Interest expense, gross	18,947	19,327
Interest cost capitalized	(97)	(83)
Costs associated with loan refinancing (cash portion)	4,629	—
Transaction costs	1,273	7,524

Interest coverage amount	$66,469	$61,311

Our fixed charge coverage ratio for the three months ended March 31, 2011 and 2010 was 2.5 times and 2.3 times, respectively. The fixed charge coverage ratio is calculated in exactly the same manner as the interest coverage ratio, except that preferred share dividends are also added to the denominator. We consider the fixed charge coverage ratio to be an appropriate supplemental measure of a company’s ability to make its interest and preferred share dividend payments. Our calculation of the fixed charge coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures. The following table shows the calculation of our fixed charge coverage ratios (unaudited, dollars in thousands):

	Three Months Ended March 31,
	2011	2010
Interest coverage amount	$66,469	$61,311

Interest expense, gross	18,947	19,327
Preferred share dividends	7,552	7,552

Fixed charges	$26,499	$26,879
Fixed charge coverage ratio	2.5	2.3

Our debt service coverage ratio for the three months ended March 31, 2011 and 2010 was 2.6 times and 2.4 times, respectively. The debt service coverage ratio is calculated in exactly the same manner as the interest coverage ratio, except that recurring principal payments are also added to the denominator. We consider the debt service coverage ratio to be an appropriate supplemental measure of a company’s ability to make its debt service payments. Our calculation of the debt service coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures. The following table shows the calculation of our debt service coverage ratios (unaudited, dollars in thousands):

	Three Months Ended March 31,
	2011	2010

Interest coverage amount	$66,469	$61,311

Interest expense, gross	18,947	19,327
Recurring principal payments	6,262	6,753

Debt service	$25,209	$26,080

Debt service coverage ratio	2.6	2.4

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

The following table summarizes our FFO, FFO per share and certain other financial information for the three months ended March 31, 2011 and 2010 (unaudited, in thousands, except per share information):

	Three Months Ended March 31,
	2011	2010
Net income available to common shareholders of Entertainment Properties Trust	$34,179	$22,523
Gain on sale of real estate	(18,293)	—
Real estate depreciation and amortization	13,598	12,273
Allocated share of joint venture depreciation	109	65
Noncontrolling interest	—	(1,033)

FFO available to common shareholders of Entertainment Properties Trust	$29,593	$33,828

FFO per common share attributable to Entertainment Properties Trust:
Basic	$0.64	$0.79
Diluted	0.63	0.78

Shares used for computation (in thousands):
Basic	46,503	42,850
Diluted	46,805	43,141

Other financial information:
Dividends per common share	$0.70	$0.65

The additional 1.9 million common shares that would result from the conversion of our 5.75% Series C cumulative convertible preferred shares and the additional 1.6 million common shares that would result from the conversion of our 9.0% Series E cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted earnings per share and diluted FFO per share for the three months ended March 31, 2011 and 2010 because the effect is anti-dilutive.

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

The following table summarizes our AFFO for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
FFO available to common shareholders of Entertainment Properties Trust	$29,593	$33,828
Adjustments:
Non-cash impairment charges and provision for loan losses	1,800	700
Transaction costs	1,273	7,524
Non-real estate depreciation and amortization	270	130
Deferred financing fees amortization	1,023	1,236
Costs associated with loan refinancing	6,388	—
Share-based compensation expense to management and trustees	1,367	1,163
Maintenance capital expenditures (1)	(1,602)	(288)
Straight-lined rental revenue	(518)	(346)
Non-cash portion of mortgage and other financing income	(1,258)	(2,006)
Amortization of above market leases, net	20	21
Gain on acquisition	—	(8,468)

AFFO available to common shareholders of Entertainment Properties Trust	$38,356	$33,494

(1)	Includes maintenance capital expenditures and certain second generation tenant improvements and leasing commissions.

Impact of Recently Issued Accounting Standards

In January 2011, the Financial Accounting Standards Board (‘FASB”) issued Accounting Standards Update 2011-1 (“ASU 2011-1”). ASU 2011-1 temporarily deferred the disclosures regarding troubled debt restructurings which were included in the disclosure requirements about the credit quality of financing receivables and the allowance for credit losses which was issued in July 2010. In April 2011, the FASB issued additional guidance and clarifications to help creditors in determining whether a creditor has granted a concession, and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The new guidance and the previously deferred disclosures are effective July 1, 2011 applied retrospectively to January 1, 2011. Prospective application is required for any new impairment identified as a result of this guidance. We do not expect that the adoption of these new disclosure requirements will have a material impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, primarily relating to potential losses due to changes in interest rates and foreign currency exchange rates. We seek to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new long-term fixed rate borrowings whenever possible. We also have a $382.5 million unsecured revolving credit facility with $87.0 million outstanding as of March 31, 2011 and a $10.7 million bond, both of which bear interest at a floating rate.

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

We are exposed to foreign currency risk against our functional currency, the US dollar, on our four Canadian properties. We financed the acquisition of these Canadian entertainment retail centers with a fixed rate mortgage loan from a Canadian lender in the original aggregate principal amount of approximately U.S. $97 million. The loan was made and is payable by us in CAD, and the rents received from tenants of the properties are payable in CAD.

As discussed above, we have partially mitigated the impact of foreign currency exchange risk on our Canadian properties by matching Canadian dollar debt financing with Canadian dollar rents. To further mitigate our foreign currency risk in future periods on these Canadian properties, during the second quarter of 2007, we entered into a cross currency swap with a notional value of $76.0 million CAD and $71.5 million U.S. The swap calls for monthly exchanges from January 2008 through February 2014 with us paying CAD based on an annual rate of 17.16% of the notional amount and receiving U.S. dollars based on an annual rate of 17.4% of the notional amount. There is no initial or final exchange of the notional amounts. The net effect of this swap is to lock in an exchange rate of $1.05 CAD per U.S. dollar on approximately $13 million of annual CAD denominated cash flows. These foreign currency derivatives should hedge a significant portion of our expected CAD denominated FFO of our Canadian properties through February 2014 as their impact on our reported FFO when settled should move in the opposite direction of the exchange rates utilized to translate revenues and expenses of these properties.

In order to also hedge our net investment on our Canadian properties, we entered into a forward contract with a notional amount of $100 million CAD and a February 2014 settlement date which coincides with the maturity of our underlying mortgage on these four properties. The exchange rate of this forward contract is approximately $1.04 CAD per U.S. dollar. This forward contract should hedge a significant portion of our CAD denominated net investment in these centers through February 2014 as the impact on accumulated other comprehensive income from marking the derivative to market should move in the opposite direction of the translation adjustment on the net assets of our Canadian properties.

Additionally, we have entered into foreign currency forward agreements to hedge the currency fluctuations related to the monthly cash flows of our Canadian properties. These foreign currency forwards settle at the end of each month from April to December 2011 and lock in an exchange rate of $0.99 CAD per U.S. dollar on approximately $500 thousand monthly CAD denominated cash flows.

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

Item 1A. Risk Factors

There were no material changes during the quarter from the risk factors previously discussed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December  31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31, 2011 common stock	66,368	(1)	$46.25	—	$—
February 1 through February 28, 2011 common stock	—		—	—	—
March 1 through March 31, 2011 common stock	40,985	(1)	46.63	—	—

Total	107,353		$46.40	—	$—

(1)

The repurchase of equity securities during January of 2011 was completed in conjunction with the vesting of employee nonvested shares. The repurchase of equity securities during March 2011 was completed in conjunction with employee stock option exercises. These repurchases were not made pursuant to a publicly announced plan or program.

Item 3. Defaults Upon Senior Securities

There were no reportable events during the quarter ended March 31, 2011.

Item 4. (Removed and Reserved)

Item 5. Other Information

There were no reportable events during the quarter ended March  31, 2011.

Item 6. Exhibits

12.1*	Computation of Ratio of Earnings to Fixed Charges is attached hereto as Exhibit 12.1

12.2*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Distributions is attached hereto as Exhibit 12.2

31.1*	Certification of David M. Brain, Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Mark A. Peterson, Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

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

ENTERTAINMENT PROPERTIES TRUST

Dated: May 2, 2011	By	/s/ David M. Brain
David M. Brain, President – Chief Executive Officer (Principal Executive Officer)

Dated: May 2, 2011	By	/s/ Mark A. Peterson
Mark A. Peterson, Vice President – Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document

12.1*	Computation of Ratio of Earnings to Fixed Charges is attached hereto as Exhibit 12.1

12.2*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Distributions is attached hereto as Exhibit 12.2

31.1*	Certification of David M. Brain, Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Mark A. Peterson, Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

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