Form 10-Q
period 2011-06-30
ENTERTAINMENT PROPERTIES TRUST
filed 2011-08-01
CIK 1045450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

At July 29, 2011, there were 46,659,882 common shares of beneficial interest outstanding.

CAUTIONARY STATEMENT CONCERNING FORWARD LOOKING STATEMENTS

With the exception of historical information, certain statements contained or incorporated by reference herein may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as those pertaining to our acquisition or disposition of properties, our capital resources, future expenditures for development projects, and our results of operations. Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of actual events. There is no assurance the events or circumstances reflected in the forward-looking statements will occur. You can identify forward-looking statements by use of words such as “will be,” “intend,” “continue,” “believe,” “may,” “expect,” “hope,” “anticipate,” “goal,” “forecast,” “expects,” “pipeline,” “anticipates,” “estimates,” “offers,” “plans,” “would,” “may” or other similar expressions or other comparable terms or discussions of strategy, plans or intentions in this Quarterly Report on Form 10-Q. In addition, references to our budgeted amounts and guidance are forward looking statements. Factors that could materially and adversely affect us include, but are not limited to, the factors listed below:

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ENTERTAINMENT PROPERTIES TRUST

Consolidated Balance Sheets

(Dollars in thousands except share data)

	June 30, 2011	December 31, 2010
	(Unaudited)
Assets
Rental properties, net of accumulated depreciation of $316,580 and $296,784 at June 30, 2011 and December 31, 2010, respectively	$1,815,935	$2,020,191
Rental properties held for sale, net	4,696	6,432
Land held for development	184,457	184,457
Property under development	19,856	5,967
Mortgage notes and related accrued interest receivable, net	311,439	305,404
Investment in a direct financing lease, net	231,099	226,433
Investment in joint ventures	24,138	22,010
Cash and cash equivalents	15,740	11,776
Restricted cash	34,120	16,279
Intangible assets, net	5,330	35,644
Deferred financing costs, net	17,781	20,371
Accounts receivable, net	34,983	39,814
Notes and related accrued interest receivable, net	5,079	5,127
Other assets	25,063	23,515

Total assets	$2,729,716	$2,923,420

Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$49,982	$56,488
Common dividends payable	32,660	30,253
Preferred dividends payable	7,552	7,551
Unearned rents and interest	10,055	6,691
Long-term debt	1,048,122	1,191,179

Total liabilities	1,148,371	1,292,162

Equity:
Common shares, $.01 par value; 75,000,000 shares authorized; and 47,992,569 and 47,769,422 shares issued at June 30, 2011 and December 31, 2010, respectively	479	477
Preferred shares, $.01 par value; 25,000,000 shares authorized:
3,200,000 Series B shares issued at June 30, 2011 and December 31, 2010; liquidation preference of $80,000,000	32	32
5,400,000 Series C convertible shares issued at June 30, 2011 and December 31, 2010; liquidation preference of $135,000,000	54	54
4,600,000 Series D shares issued at June 30, 2011 and December 31, 2010; liquidation preference of $115,000,000	46	46
3,450,000 Series E convertible shares issued at June 30, 2011 and December 31, 2010; liquidation preference of $86,250,000	35	35
Additional paid-in-capital	1,792,143	1,785,371
Treasury shares at cost: 1,335,879 and 1,226,472 common shares at June 30, 2011 and December 31, 2010, respectively	(44,834)	(39,762)
Accumulated other comprehensive income	25,904	38,842
Distributions in excess of net income	(220,535)	(181,856)

Entertainment Properties Trust shareholders’ equity	1,553,324	1,603,239

Noncontrolling interests	28,021	28,019

Equity	1,581,345	1,631,258

Total liabilities and equity	$2,729,716	$2,923,420

See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST

Consolidated Statements of Income

(Unaudited)

(Dollars in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Rental revenue	$56,024	$53,850	$111,406	$107,607
Tenant reimbursements	4,515	4,013	9,176	8,291
Other income	131	45	155	249
Mortgage and other financing income	13,768	13,013	27,319	25,605

Total revenue	74,438	70,921	148,056	141,752

Property operating expense	6,656	5,962	13,016	12,186
Other expense	700	89	1,200	376
General and administrative expense	5,105	4,633	10,573	9,722
Costs associated with loan refinancing	—	11,383	6,163	11,383
Interest expense, net	17,287	16,946	36,110	33,839
Transaction costs	76	73	1,349	365
Provision for loan losses	—	—	—	700
Impairment charges	34,256	—	34,256	—
Depreciation and amortization	12,123	11,068	24,135	22,144

Income (loss) before equity in income from joint ventures and discontinued operations	(1,765)	20,767	21,254	51,037
Equity in income from joint ventures	781	423	1,555	656

Income (loss) from continuing operations	$(984)	$21,190	$22,809	$51,693

Discontinued operations:
Income (loss) from discontinued operations	986	(5,471)	2,433	(8,119)
Impairment charges	—	—	(1,800)	—
Gain on acquisition	—	—	—	8,468
Transaction costs	—	(37)	—	(7,270)
Gain (loss) on sale of real estate	—	(934)	18,293	(934)

Net income	2	14,748	41,735	43,838
Add: Net loss (income) attributable to noncontrolling interests	—	840	(2)	1,825

Net income attributable to Entertainment Properties Trust	2	15,588	41,733	45,663
Preferred dividend requirements	(7,551)	(7,552)	(15,103)	(15,103)

Net income (loss) available to common shareholders of Entertainment Properties Trust	$(7,549)	$8,036	$26,630	$30,560

Per share data attributable to Entertainment Properties Trust common shareholders:
Basic earnings per share data:
Income (loss) from continuing operations	$(0.18)	$0.30	$0.17	$0.83
Income (loss) from discontinued operations	0.02	(0.12)	0.40	(0.13)

Net income (loss) available to common shareholders	$(0.16)	$0.18	$0.57	$0.70

Diluted earnings per share data:
Income (loss) from continuing operations	$(0.18)	$0.30	$0.17	$0.83
Income (loss) from discontinued operations	0.02	(0.12)	0.40	(0.14)

Net income (loss) available to common shareholders	$(0.16)	$0.18	$0.57	$0.69

Shares used for computation (in thousands):
Basic	46,648	44,869	46,576	43,865
Diluted	46,648	45,214	46,880	44,185

See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST

Consolidated Statement of Changes in Equity

Six Months Ended June 30, 2011

(Unaudited)

(Dollars in thousands)

	Entertainment Properties Trust Shareholders
	Common Stock		Preferred Stock		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income	Distributions in excess of net income	Noncontrolling Interests	Total
	Shares	Par	Shares	Par

Balance at December 31, 2010	47,769,422	$477	16,650,000	$167	$1,785,371	$(39,762)	$38,842	$(181,856)	$28,019	$1,631,258

Restricted share units issued to Trustees	10,519	—	—	—	502	—	—	—	—	502
Issuance of nonvested shares, including nonvested shares issued for the payment of bonuses	137,020	1	—	—	1,967	—	—	—	—	1,968
Amortization of nonvested shares	—	—	—	—	2,119	—	—	—	—	2,119
Share option expense	—	—	—	—	377	—	—	—	—	377
Foreign currency translation adjustment	—	—	—	—	—	—	9,558	—	—	9,558
Foreign currency translation gain reclassified from accumulated other comprehensive income into earnings from the substantial liquidation of foreign net assets	—	—	—	—	—	—	(23,236)	—	—	(23,236)
Change in unrealized gain/loss on derivatives	—	—	—	—	—	—	(3,846)	—	—	(3,846)
Loss reclassified from accumulated other comprehensive income into earnings from termination of interest rate swaps	—	—	—	—	—	—	4,586	—	—	4,586
Net income	—	—	—	—	—	—	—	41,733	2	41,735
Purchase of 66,368 common shares for treasury	—	—	—	—	—	(3,070)	—	—	—	(3,070)
Issuances of common shares	4,379	—	—	—	304	—	—	—	—	304
Stock option exercises, net	71,229	1	—	—	1,503	(2,002)	—	—	—	(498)
Dividends to common and preferred shareholders	—	—	—	—	—	—	—	(80,412)	—	(80,412)

Balance at June 30, 2011	47,992,569	$479	16,650,000	$167	$1,792,143	$(44,834)	$25,904	$(220,535)	$28,021	$1,581,345

See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$2	$14,748	$41,735	$43,838

Other comprehensive income:
Foreign currency translation adjustment	828	(15,637)	9,558	(6,849)
Change in unrealized gain (loss) on derivatives	(864)	4,122	(3,846)	400

Comprehensive income (loss)	(34)	3,233	47,447	37,389
Comprehensive loss (income) attributable to the noncontrolling interests	—	840	(2)	1,825

Comprehensive income (loss) attributable to Entertainment Properties Trust	$(34)	$4,073	$47,445	$39,214

See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2011	2010
Operating activities:
Net income	$41,735	$43,838
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	700
Non-cash impairment charges	34,256	—
Loss (income) from discontinued operations	(18,926)	7,855
Costs associated with loan refinancing (non-cash portion)	1,759	3,067
Equity in income from joint ventures	(1,555)	(656)
Distributions from joint ventures	1,304	855
Depreciation and amortization	24,135	22,144
Amortization of deferred financing costs	1,787	2,224
Share-based compensation expense to management and trustees	2,841	2,334
Decrease in restricted cash	1,649	1,159
Increase in mortgage notes accrued interest receivable	—	(828)
Decrease (increase) in accounts receivable, net	1,396	(2,360)
Decrease (increase) in notes receivable accrued interest	48	(685)
Increase in direct financing lease receivable	(2,553)	(2,337)
Increase in other assets	(2,378)	(2,878)
Increase in accounts payable and accrued liabilities	2,927	897
Increase (decrease) in unearned rents and interest	138	(383)

Net operating cash provided by continuing operations	88,563	74,946
Net operating cash provided (used) by discontinued operations	3,767	(303)

Net cash provided by operating activities	92,330	74,643

Investing activities:
Acquisition of rental properties and other assets	(38,924)	(126,221)
Investment in unconsolidated joint ventures	(2,784)	(15,181)
Investment in mortgage notes receivable	(6,036)	(5,247)
Cash paid related to Cappelli settlement	—	(4,586)
Investment in direct financing lease, net	(2,113)	(44,232)
Additions to properties under development	(18,437)	(1,695)

Net cash used by investing activities of continuing operations	(68,294)	(197,162)
Net cash used by other investing activities of discontinued operations	(58)	(113,465)
Net proceeds from sale of real estate from discontinued operations	212,396	6,301

Net cash provided (used) by investing activities	144,044	(304,326)

Financing activities:
Proceeds from long-term debt facilities	195,000	711,225
Principal payments on long-term debt	(345,352)	(533,251)
Deferred financing fees paid	(934)	(10,726)
Net proceeds from issuance of common shares	145	141,055
Impact of stock option exercises, net	(499)	(336)
Purchase of common shares for treasury	(3,070)	(2,182)
Contribution paid from noncontrolling interests	—	12
Dividends paid to shareholders	(77,951)	(70,803)

Net cash provided (used) by financing activities of continuing operations	(232,661)	234,994
Net cash used by financing activities of discontinued operations	—	(6,240)

Net cash provided (used) by financing activities	(232,661)	228,754
Effect of exchange rate changes on cash	251	(2,065)

Net increase (decrease) in cash and cash equivalents	3,964	(2,994)
Cash and cash equivalents at beginning of the period	11,776	23,138

Cash and cash equivalents at end of the period	$15,740	$20,144

Supplemental information continued on next page.

ENTERTAINMENT PROPERTIES TRUST

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,
	2011	2010
Supplemental schedule of non-cash activity:
Transfer of property under development to rental property	$4,552	$2,089
Acquisition of real estate in exchange for assumption of debt at fair value	$4,109	$—
Issuance of nonvested shares and restricted share units at fair value, including nonvested shares issued for payment of bonuses	$6,785	$4,718
Receipt of 86,056 common shares in payment of shareholder loans	$—	$3,261
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$36,025	$35,228
Cash paid during the period for income taxes	$632	$520

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

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. In addition, operating results for the six month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Revenue Recognition

Rents that are fixed and determinable are recognized on a straight-line basis over the minimum terms of the leases. Base rent escalation on leases that are dependent upon increases in the Consumer Price Index (CPI) is recognized when known. In addition, most of the Company’s tenants are subject to additional rents if gross revenues of the properties exceed certain thresholds defined in the lease agreements (percentage rents). Percentage rents are recognized at the time when specific triggering events occur as provided by the lease agreements. Percentage rents of $523 thousand and $762 thousand were recognized for the six months ended June 30, 2011 and 2010, respectively. Lease termination fees are recognized when the related leases are canceled and the Company has no obligation to provide services to such former tenants. Termination fees of $1.0 million were recognized during the six months ended June 30, 2011. No termination fees were recognized during the six months ended June 30, 2010.

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

Concentrations of Risk

American Multi-Cinema, Inc. (AMC) is the lessee of a substantial portion (36%) of the megaplex theatre rental properties held by the Company (including joint venture properties) at June 30, 2011 as a result of a series of sale leaseback transactions pertaining to a number of AMC megaplex theatres. A substantial portion of the Company’s total revenues (approximately $52.8 million or 36% and $53.2 million or 38% for the six months ended June 30, 2011 and 2010, respectively) result from the revenue by AMC under the leases, or its parent, AMC Entertainment, Inc. (AMCE), as the guarantor of AMC’s obligations under the leases. AMCE had total assets of $3.7 billion and $3.7 billion, total liabilities of $3.4 billion and $2.9 billion and total stockholders’ equity of $360 million and $761 million at March 31, 2011 and April 1, 2010, respectively. AMCE had a net loss of $122.9 million for the fifty-two weeks ended March 31, 2011, net earnings of $69.8 million for the fifty-two weeks ended

April 1, 2010 and a net loss of $81.2 million for the fifty-two weeks ended April 2, 2009. AMCE has publicly held debt and the foregoing financial information was reported in its consolidated financial information which is publicly available.

For the six months ended June 30, 2011 and 2010, approximately $21.5 million or 15%, and $20.2 million or 14%, respectively, of total revenue was derived from the Company’s four entertainment retail centers in Ontario, Canada. The Company acquired Toronto Dundas Square, a 13-level entertainment retail center located in downtown Toronto, consisting of 330,000 square feet of net rentable area and a signage business consisting of 25,000 square feet of digital and static signage, on March 4, 2010. As further described in Note 5, on March 29, 2011, the Company sold this entertainment retail center and accordingly, the results of operations of the property have been classified within discontinued operations. The Company’s wholly owned subsidiaries that hold the four Canadian entertainment retail centers and third-party debt represent approximately $152.4 million or 10% of the Company’s net assets as of June 30, 2011. The Company’s wholly owned subsidiaries that hold the Canadian entertainment retail centers (including Toronto Dundas Square) and third-party debt represent approximately $355.2 million or 22% of the Company’s net assets as of December 31, 2010.

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

Share based compensation expense consists of share option expense, amortization of nonvested share grants, and shares and share units issued to non-employee Trustees for payment of their annual retainers. Share based compensation is included in general and administrative expense in the accompanying consolidated statements of income, and totaled $2.8 million and $2.3 million for the six months ended June 30, 2011 and 2010, respectively.

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

The expense related to share options included in the determination of net income for the six months ended June 30, 2011 and 2010 was $377 thousand and $332 thousand, respectively. The following assumptions were used in applying the Black-Scholes option pricing model at the grant dates: risk-free interest rate of 2.5% to 3.1% and 2.6% to 3.1% for the six months ended June 30, 2011 and 2010, respectively, dividend yield of 6.4% and 6.6% for the six months ended June 30, 2011 and 2010, respectively, volatility factors in the expected market price of the Company’s common shares of 39.8% and 39.5% for the six months ended June 30, 2011 and 2010, respectively, no expected forfeitures and an expected life of eight years. The Company uses historical data to estimate the expected life of the option and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Additionally, expected volatility is computed based on the average historical volatility of the Company’s publicly traded shares.

Nonvested Shares Issued to Employees

The Company grants nonvested shares to employees pursuant to both the Annual Incentive Program and the Long-Term Incentive Plan. The Company amortizes the expense related to the nonvested shares awarded to employees under the Long-Term Incentive Plan and the premium awarded under the nonvested share alternative of the Annual Incentive Program on a straight-line basis over the future vesting period (three to five years). Total expense recognized related to shares issued to employees was $2.1 million and $1.8 million for the six months ended June 30, 2011 and 2010, respectively.

Restricted Share Units Issued to Non-Employee Trustees

The Company issues restricted share units to non-employee Trustees for payment of their annual retainers. The fair value of the share units granted was based on the share price at the date of grant. The share units vest upon the earlier of the day preceding the next annual meeting of shareholders or a change of control. The settlement date for the shares is selected by the non-employee Trustee, and ranges from one year from the grant date to upon termination of service. This expense was amortized by the Company on a straight-line basis over the year of service by the non-employee Trustees. Total expense recognized related to shares issued to non-employee Trustees was $241 thousand and $209 thousand for the six months ended June 30, 2011 and 2010, respectively.

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

Reclassifications

Certain reclassifications have been made to the prior period amounts to conform to the current period presentation.

3. Rental Properties

The following table summarizes the carrying amounts of rental properties as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010
Buildings and improvements	$1,580,455	$1,707,181
Furniture, fixtures & equipment	57,123	71,866
Land	494,937	537,929

	2,132,515	2,316,976
Accumulated depreciation	(316,580)	(296,785)

Total	$1,815,935	$2,020,191

Depreciation expense on rental properties was $22.7 million and $21.8 million for the six months ended June 30, 2011 and 2010, respectively.

4. Impairment Charges

The Company entered into an agreement in the second quarter of 2011 to sell one of its vineyard and winery properties. During the three months ended March 31, 2011, the Company recorded an impairment charge of $1.8 million, which is the amount that the carrying value of the assets exceeds the estimated fair market value. The sale of this property is expected to close within a year. This asset has been classified as held for sale in the accompanying consolidated balance sheet and the results of operations have been classified within discontinued operations. See Note 15 for further details.

During the three months ended June 30, 2011, the Company engaged outside brokers to list all of its winery and vineyard properties for sale or lease with the primary focus on selling all of these assets within the next two years. Management estimated the fair values of these properties taking into account various factors, including the shortened holding period, current market conditions as well as independent appraisals prepared as of June 30, 2011 for most of the properties utilizing a leased fee or fee simple approach as applicable. It was determined that the carrying value of seven of the Company’s vineyard and winery properties exceeded the estimated fair values by $34.3 million, and an impairment charge was recorded in the second quarter for this amount.

5. Investments and Dispositions

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

On March 22, 2011, the Company purchased one public charter school property from a third-party for a total investment of $4.3 million. The property is located in Louisiana and is leased to the Charter Schools Development Corporation. As a part of this transaction, the Company has agreed to finance an additional $2.3 million in redevelopment costs for this property. This public charter school is leased to Charter Schools Development Corporation under a long-term triple-net lease that will commence upon completion of the development.

On March 29, 2011 the Company sold its Toronto Dundas Square entertainment retail center and related signage business in downtown Toronto. The gross sale proceeds were approximately $226 million Canadian (CAD) and the net sales proceeds, after selling costs, were $222.7 million CAD. The acquirer did not purchase any of the pre-acquisition receivables, payables or accrued liabilities and the purchase and sale agreement called for the establishment of $15.3 million CAD of escrow accounts primarily for the payment of previously accrued property taxes. This amount has been netted against the net proceeds from sale of real estate from discontinued operations in the consolidated statement of cash flows for the six months ended June 30, 2011. As of June 30, 2011, the Company’s consolidated balance sheet includes $16.3 million CAD of assets and $15.5 million CAD of liabilities related to Toronto Dundas Square; however, the Company has no significant continuing involvement with the ownership or operation of the project. The net proceeds from this sale, after the aforementioned escrows, were converted to U.S. dollars primarily through a foreign currency forward contract that was entered into on February 3, 2011 and designated as a net investment hedge. This forward contract allowed the Company to sell $200 million CAD for $201.5 million U.S. The Company used the proceeds to pay down its revolving line of credit and recorded a net gain of $18.3 million U.S., including the impact of foreign currency and the settlement of the forward contract. The results of operations of the project have been classified within discontinued operations retroactively through the first quarter of 2010 as the project was purchased on March 4, 2010. See Note 15 for further details.

In conjunction with the sale by Ascentia Wine Estates (Ascentia) of the Gary Farrell brand and related inventory assets on April 28, 2011, the Company elected to sell its winery assets to the same buyer. As a result, the Company terminated its lease on these assets with Ascentia and was paid $2.0 million in outstanding receivables and a $1.0 million lease termination fee that is included in income from discontinued operations in the accompanying consolidated statements of income for the three and six months ended June 30, 2011. In addition, the Company received $6.5 million from the buyer for its winery assets, which was equal to the net book value of such assets. This transaction was contemplated by the modification agreement between the Company and Ascentia dated January 13, 2011. The results of operations of this property have been classified within discontinued operations. See Note 15 for further details.

During the second quarter of 2011, the Company completed three public charter school transactions with HighMark School Development (HighMark); one located in Arizona and two in Colorado. The Company acquired the development land and any existing buildings for a combined purchase price of $3.2 million. As a part of these transactions, the Company has agreed to finance an additional combined $16.7 million in development costs for these properties. These public charter schools are leased to HighMark under long-term triple-net leases that will commence upon completion of the developments.

On June 15, 2011, the Company completed one public charter school transaction with Phoenix Charter Properties, LLC located in Arizona. The Company acquired development land for $1.0 million and has agreed to finance an additional $4.4 million in development costs for this property. This public charter school is leased to Phoenix Charter Properties, LLC under a long-term triple-net lease that will commence upon completion of the development.

On June 15, 2011, the Company completed one public charter school transaction with American Leadership Academy (ALA) located in Arizona. The Company acquired land and an existing school for $4.4 million and has agreed to finance an additional $4.8 million in development costs for this property. This public charter school is leased to ALA under a long-term triple-net lease that will commence upon completion of the development.

During the six months ended June 30, 2011, the Company advanced $6.0 million under its secured mortgage loan agreements with SVV I, LLC and an affiliate of SVV I, LLC (together SVVI) to provide for additional improvements made to the Kansas City, Kansas and Texas water-parks. The carrying value of this mortgage note receivable at June 30, 2011 was $175.0 million.

6. Investment in a Direct Financing Lease

Investment in a direct financing lease relates to the Company’s master lease with Imagine Schools, Inc. of 27 public charter school properties. Investment in a direct financing lease, net, represents estimated unguaranteed residual values of leased assets and net unpaid rentals, less related deferred income. The following table summarizes the carrying amounts of investment in a direct financing lease, net as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010
Total minimum lease payments receivable	$695,084	$699,069
Estimated unguaranteed residual value of leased assets	215,988	213,885
Less deferred income (1)	(679,973)	(686,521)

Investment in a direct financing lease, net	$231,099	$226,433

(1)	Deferred income is net of $1.8 million of initial direct costs.

Additionally, the Company has determined that no allowance for losses was necessary at June 30, 2011 and December 31, 2010.

The Company’s direct financing lease has expiration dates ranging from approximately 21 to 23 years. Future minimum rentals receivable on this direct financing lease at June 30, 2011 are as follows (in thousands):

Amount
Year:
2011	$11,431
2012	23,340
2013	24,041
2014	24,762
2015	25,505
Thereafter	586,005

Total	$695,084

7. Accounts Receivable, Net

The following table summarizes the carrying amounts of accounts receivable, net as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010

Receivable from tenants	$8,400	$11,634
Receivable from non-tenants	122	155
Receivable from Canada Revenue Agency	1,835	3,293
Straight-line rent receivable	26,760	27,003
Deferred rent receivable (1)	4,420	4,420
Allowance for doubtful accounts	(6,554)	(6,691)

Total	$34,983	$39,814

(1)	Rent deferral payments of $3.4 million are guaranteed by a private equity firm. During the year ended December 31, 2010, the Company also granted an additional rent deferral of $1.0 million that is not guaranteed by the private equity firm. This amount has been fully reserved at June 30, 2011. Rent deferral payments are due on or before June 9, 2012 and bear interest at 8.7%.

8. Unconsolidated Real Estate Joint Ventures

At June 30, 2011, the Company had a 32.8% and 25.7% investment interest in two unconsolidated real estate joint ventures, Atlantic-EPR I and Atlantic-EPR II, respectively. The Company accounts for its investment in these joint ventures under the equity method of accounting.

On May 1, 2010, the Company contributed an additional $14.9 million in equity to Atlantic-EPR I to pay off the Partnership’s long-term debt at its maturity. Pursuant to the partnership agreement, the Company is entitled to earn a priority return of 15% on its additional contribution. Accordingly, the Company recognized income of $1,362 and $627 (in thousands) from its investment in the Atlantic-EPR I joint venture during the first six months of 2011 and 2010, respectively. The Company also received distributions from Atlantic-EPR I of $1,105 and $644 (in thousands) during the first six months of 2011 and 2010, respectively. Unaudited condensed financial information for Atlantic-EPR I is as follows as of and for the six months ended June 30, 2011 and 2010 (in thousands):

	2011	2010
Rental properties, net	$26,346	26,990
Cash	1,178	—
Partners’ equity	27,634	27,141
Rental revenue	2,283	2,238
Net income	816	1,088

The Company recognized income of $182 and $177 (in thousands) from its investment in the Atlantic-EPR II joint venture during the first six months of 2011 and 2010, respectively. The Company also received distributions from Atlantic-EPR II of $199 and $198 (in thousands) during the first six months of 2011 and 2010, respectively. Unaudited condensed financial information for Atlantic-EPR II is as follows as of and for the six months ended June 30, 2011 and 2010 (in thousands):

	2011	2010

Rental properties, net	$20,807	21,267
Cash	231	144
Long-term debt (due September 2013)	12,413	12,776
Note payable to Entertainment Properties Trust	117	117
Partners’ equity	8,140	8,260
Rental revenue	1,444	1,444
Net income	679	700

The joint venture agreements for Atlantic-EPR I and Atlantic-EPR II allow the Company’s partner, Atlantic of Hamburg, Germany (“Atlantic”), to exchange up to a maximum of 10% of its ownership interest per year in each of the joint ventures for common shares of the Company or, at the Company’s discretion, the cash value of those shares as defined in each of the joint venture agreements. During 2010, the Company paid Atlantic cash of $627 and $186 (in thousands) in exchange for additional ownership of 2.9% and 1.6% for Atlantic-EPR I and Atlantic-EPR II, respectively. During 2011, the Company has paid Atlantic cash of $713 and $258 (in thousands) in exchange for additional ownership of 3.1% and 2.0% for Atlantic-EPR I and Atlantic-EPR II, respectively. These exchanges did not impact total partners’ equity in either Atlantic-EPR I or Atlantic-EPR II.

In addition, as of June 30, 2011 and December 31, 2010, the Company had invested $4.2 million and $2.9 million, respectively, in unconsolidated joint ventures for three theatre projects located in China. The Company recognized income of $11 and a loss of $148 (in thousands) from its investment in these joint ventures for the six months ended June 30, 2011 and 2010, respectively.

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

On June 22,2011, the Company completed its offer to exchange its $250 million aggregate principal amount of 7.750% senior notes due 2020, which were issued in a private placement (the original notes), for an equal principal amount of its 7.750% senior notes due 2020, which have been registered under the Securities Act of 1933, as amended. Pursuant to the exchange offer, $250 million aggregate principal amount, or 100%, of the original notes were validly tendered and accepted for exchange. The exchange offer was made to satisfy the Company’s obligations under a registration rights agreement entered into on June 30, 2010 in connection with the issuance of the original notes, and does not represent a new financing transaction.

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

Consolidated VIEs

As of June 30, 2011, the carrying amounts of the VIEs’ assets that were consolidated totaled $22.6 million. Those assets are owned by the VIEs, not the Company. A VIE’s assets can only be used to settle obligations of a VIE. The VIEs are not guarantors of the Company’s debts. In addition, the assets held by a VIE usually are collateral for that VIE’s debt, if any.

The Company’s consolidated VIEs consist of a 50% interest in Suffolk Retail LLC, which owns an entertainment retail center in Suffolk, Virginia as well as two other 50% joint ventures to explore certain investment opportunities.

Unaudited financial information including the carrying amounts and classification of these VIEs’ significant assets and liabilities are as follows as of and for the six months ended June 30, 2011(in thousands):

Rental properties, net	$18,801
Property under development	2,993
Other assets	754
Total assets	22,607
Total liabilities	101
Noncontrolling interests	4
Total revenue	665
Net income	42

Unconsolidated VIE

At June 30, 2011, the Company’s recorded investment in SVVI, a VIE that is unconsolidated, was $175.0 million. The Company’s maximum exposure to loss associated with SVVI is limited to a total of $178.5 million, which is the amount committed by the Company per the mortgage note agreements.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements on its LIBOR based borrowings. To accomplish this objective, the Company has used interest rate swaps as its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

During the year ended December 31, 2010, the Company terminated three of its interest rate swap agreements in connection with the payoff of the related debt. These interest rate swaps had a combined outstanding notional amount of $118.6 million at termination and $8.7 million was reclassified into earnings as an expense during the year ended December 31, 2010, as the forecasted future transactions were no longer probable. On February 7, 2011, the remaining interest rate swap agreements were terminated as the related loan agreements were paid in full. These interest rate swaps had a combined notional amount of $87.7 million at termination and $4.6 million was reclassified into earnings as an expense during the six months ended June 30, 2011, as the forecasted future transactions were no longer probable.

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

At June 30, 2011, the Company’s cross-currency swaps had a fixed notional value of $76.0 million CAD and $71.5 million U.S. The net effect of these swaps is to lock in an exchange rate of $1.05 CAD per U.S. dollar on approximately $13 million of annual CAD denominated cash flows on the properties.

Additionally, the Company has entered into foreign currency forward agreements to hedge the currency fluctuations related to the cash flows of these properties. These foreign currency forwards settle at the end of each month from April to December 2011 and lock in an exchange rate of $0.99 CAD per U.S. dollar on approximately $500 thousand of monthly CAD denominated cash flows.

The effective portion of changes in the fair value of foreign currency derivatives designated and that qualify as cash flow hedges of foreign exchange risk is recorded in accumulated other comprehensive income (AOCI) and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative, as well as amounts excluded from the assessment of hedge effectiveness, is recognized directly in earnings. No hedge ineffectiveness on foreign currency derivatives has been recognized for the six months ended June 30, 2011.

Net Investment Hedges

As discussed above, the Company is exposed to fluctuations in foreign exchange rates on its four Canadian properties. As such, the Company uses currency forward agreements to hedge its exposure to changes in foreign exchange rates. Currency forward agreements involve fixing the CAD to U.S. dollar exchange rate for delivery of a specified amount of foreign currency on a specified date. The currency forward agreements are typically cash settled in US dollars for their fair value at or close to their settlement date. In order to hedge the net investment in four of the Canadian properties, the Company entered into a forward contract with a fixed notional value of $100 million CAD and $96.1 million U.S. with a February 2014 settlement which coincides with the maturity of the Company’s underlying mortgage on these properties. The exchange rate of this forward contract is approximately $1.04 CAD per U.S. dollar. This forward contract should hedge a significant portion of the Company’s CAD denominated net investment in these four centers through February 2014 as the impact on AOCI from marking the derivative to market should move in the opposite direction of the translation adjustment on the net assets of these four Canadian properties.

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

For foreign currency derivatives designated as net investment hedges, the effective portion of changes in the fair value of the derivatives are reported in AOCI as part of the cumulative translation adjustment. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness on net investment hedges has been recognized for the six months ended June 30, 2011. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated.

See Note 12 for disclosure relating to the fair value of the Company’s derivative instruments. Below is a summary of the effect of derivative instruments on the consolidated statements of changes in equity and income for the three and six months ended June 30, 2011 and 2010:

Effect of Derivative Instruments on the Consolidated Statements of Changes in Equity and

Income for the Three and Six Months Ended June 30, 2011 and 2010

(Unaudited, dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
Description	2011	2010	2011	2010

Interest Rate Swaps
Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	—	(12,905)	(4,125)	(16,022)
Amount of Income (Expense) Reclassified from AOCI into Earnings (Effective Portion)*	—	(10,424)	(4,722)	(12,230)
Amount of Gain (Loss) Recognized in Earnings on Derivative (Ineffective Portion)	—	—	—	—

Cross Currency Swaps
Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	(339)	2,173	(1,479)	1,004
Amount of Income (Expense) Reclassified from AOCI into Earnings (Effective Portion)**	(286)	(21)	(499)	(28)
Amount of Gain (Loss) Recognized in Earnings on Derivative (Ineffective Portion)	—	—	—	—

Currency Forward Agreements
Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	(863)	4,409	(7,777)	3,160
Amount of Income (Expense) Reclassified from AOCI into Earnings (Effective Portion)***	(52)	—	(4,314)	—
Amount of Gain (Loss) Recognized in Earnings on Derivative (Ineffective Portion)	—	—	—	—

Total
Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	(1,202)	(6,323)	(13,381)	(11,858)
Amount of Income (Expense) Reclassified from AOCI into Earnings (Effective Portion)	(338)	(10,445)	(9,535)	(12,258)
Amount of Gain (Loss) Recognized in Earnings on Derivative (Ineffective Portion)	—	—	—	—

*	$4.6 million included in “Costs associated with loan refinancing” and $137 thousand included in “Interest expense” in the accompanying consolidated statements of income for the six months ended June 30, 2011. $8.7 million included in “Costs associated with loan refinancing” in the accompanying consolidated statements of income for the three and six months ended June 30, 2010. $1.7 million and $3.6 million included in “Interest expense” in the accompanying consolidated statements of income for the three and six months ended June 30, 2010, respectively.
**	Included in “Other expense” in the accompanying consolidated statements of income.
***	$4.3 million included in “Gain on sale of real estate” in the accompanying consolidated statements of income for the six months ended June 30, 2011. $52 thousand included in “Other expense” in the accompanying consolidated statements of income for the three and six months ended June 30, 2011.

Credit-Risk-Related Contingent Features

As of June 30, 2011, the fair value of the Company’s derivatives in a liability position related to these agreements was $7.5 million. If the Company breached any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the agreements at their termination value of $7.6 million.

12. Fair Value Disclosures

The Company has certain financial instruments that are required to be measured under the FASB’s Fair Value Measurements and Disclosures guidance. The Company currently does not have any non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives also utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of June 30, 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives and therefore, has classified its derivatives as Level 2 within the fair value reporting hierarchy.

The table below presents the Company’s liabilities measured at fair value on a recurring basis as of June 30, 2011, aggregated by the level in the fair value hierarchy within which those measurements are classified and by derivative type.

Liabilities Measured at Fair Value on a Recurring Basis at June 30, 2011

(Unaudited, dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2011

Cross Currency
Swaps*	$—	$(2,394)	$—	$(2,394)

Currency Forward
Agreements*	$—	$(5,109)	$—	$(5,109)

*	Included in “Accounts payable and accrued liabilities” in the accompanying consolidated balance sheet.

Non-Recurring Fair Value Measurements

The table below presents the Company’s assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis at June 30, 2011

(Unaudited, dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2011

Rental properties, net	$—	$—	$134,186	$134,186

Long-term debt	$—	$4,068	$—	$4,068

As further discussed in Note 4, During the six months ended June 30, 2011, the Company recorded impairment charges of $36.1 million relating to adjustments to the carrying value of several of the Company’s winery and vineyard properties. The adjustment is the amount that the carrying value of the assets exceeds the estimated fair market value. Management estimated the fair values of these properties taking into account various factors, including the shortened holding period, current market conditions as well as independent appraisals prepared as of June 30, 2011 for most of the properties utilizing a leased fee or fee simple approach as applicable. Based on this input, the Company determined that its valuation of this investment was classified within Level 3 of the fair value hierarchy.

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

Fair Value of Financial Instruments

Management compares the carrying value and the estimated fair value of the Company’s financial instruments. The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instruments at June 30, 2011:

Mortgage notes receivable and related accrued interest receivable:

The fair value of the Company’s mortgage notes and related accrued interest receivable is estimated by discounting the future cash flows of each instrument using current market rates. At June 30, 2011, the Company had a carrying value of $311.4 million in fixed rate mortgage notes receivable outstanding, including related accrued interest, with a weighted average interest rate of approximately 8.42%. The fixed rate mortgage notes bear interest at rates of 7.00% to 10.46%. Discounting the future cash flows for fixed rate mortgage notes receivable using an estimated weighted average market rate of 10.04%, management estimates the fair value of the fixed rate mortgage notes receivable to be approximately $284.0 million at June 30, 2011.

Investment in a direct financing lease, net:

The fair value of the Company’s investment in a direct financing lease as of June 30, 2011 is estimated by discounting the future cash flows of the instrument using current market rates. At June 30, 2011, the Company had an investment in a direct financing lease with a carrying value of $231.1 million and a weighted average effective interest rate of 12.02%. The investment in direct financing lease bears interest at effective interest rates of 11.93% to 12.38%. The carrying value of the investment in a direct financing lease approximates the fair market value at June 30, 2011.

Cash and cash equivalents, restricted cash:

Due to the highly liquid nature of our short term investments, the carrying values of our cash and cash equivalents and restricted cash approximate the fair market values.

Accounts receivable, net:

The carrying values of accounts receivable approximate the fair market value at June 30, 2011.

Notes and related accrued interest receivable, net:

The fair value of the Company’s notes and related accrued interest receivable as of June 30, 2011 is estimated by discounting the future cash flows of each instrument using current market rates. At June 30, 2011, the Company had a carrying value of $5.1 million in fixed rate notes receivable outstanding, including related accrued interest and net of loan loss reserve, with a weighted average interest rate of approximately 8.40%. The fixed rate notes bear interest at rates of 6.00% to 15.00%. Discounting the future cash flows for fixed rate notes receivable using an estimated market rate of 9.41%, management estimates the fair value of the fixed rate notes receivable to be approximately $4.9 million at June 30, 2011.

Derivative instruments:

Derivative instruments are carried at their fair market value.

Debt instruments:

The fair value of the Company’s debt as of June 30, 2011 is estimated by discounting the future cash flows of each instrument using current market rates. At June 30, 2011, the Company had a carrying value of $100.6 million in variable rate debt outstanding with an average weighted interest rate of approximately 2.87%. The carrying value of the variable rate debt outstanding approximates the fair market value at June 30, 2011.

At June 30, 2011, the Company had a carrying value of $938.3 million in fixed rate long-term debt outstanding with an average weighted interest rate of approximately 6.54%. Discounting the future cash flows for fixed rate debt using an estimated market rate of 4.65%, management estimates the fair value of the fixed rate debt to be approximately $1.0 billion at June 30, 2011.

At June 30, 2011, the Company had a capital lease obligation with a carrying value of $9.2 million. The carrying value of the capital lease obligation approximates the fair market value at June 30, 2011.

Accounts payable and accrued liabilities:

The carrying value of accounts payable and accrued liabilities approximates fair value due to the short term maturities of these amounts.

Common and preferred dividends payable:

The carrying values of common and preferred dividends payable approximate fair value due to the short term maturities of these amounts.

13. Earnings Per Share

The following table summarizes the Company’s computation of basic and diluted earnings per share (EPS) for the three and six months ended June 30, 2011 and 2010 (unaudited, amounts in thousands except per share information):

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
	Income (numerator)	Shares (denominator)	Per Share Amount	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Income (loss) from continuing operations	$(984)			$22,809
Less: preferred dividend requirements	(7,551)			(15,103)
Noncontrolling interest adjustments	—			(2)

Income (loss) from continuing operations available to common shareholders	$(8,535)	46,648	$(0.18)	$7,704	46,576	$0.17

Income from discontinued operations available to common shareholders	$986			$18,926
Noncontrolling interest adjustments	—			—

Income from discontinued operations	$986	46,648	0.02	$18,926	46,576	0.40

Net income (loss) available to common shareholders	$(7,549)	46,648	$(0.16)	$26,630	46,576	$0.57

Diluted EPS:
Income (loss) from continuing operations available to common shareholders	$(8,535)	46,648		$7,704	46,576
Effect of dilutive securities:
Share options	—	—		—	304

Income (loss) from continuing operations available to common shareholders	$(8,535)	46,648	$(0.18)	$7,704	46,880	$0.17

Income from discontinued operations available to common shareholders	$986	46,648	$0.02	$18,926	46,880	$0.40

Net income (loss) available to common shareholders	$(7,549)	46,648	$(0.16)	$26,630	46,880	$0.57

	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
	Income (numerator)	Shares (denominator)	Per Share Amount	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Income from continuing operations	$21,190			$51,693
Less: preferred dividend requirements	(7,552)			(15,103)
Noncontrolling interest adjustments	(32)			(80)

Income from continuing operations available to common shareholders	$13,606	44,869	$0.30	$36,510	43,865	$0.83

Loss from discontinued operations available to common shareholders	$(6,442)			$(7,855)
Noncontrolling interest adjustments	872			1,905

Loss from discontinued operations	$(5,570)	44,869	(0.12)	$(5,950)	43,865	(0.13)

Net income available to common shareholders	$8,036	44,869	$0.18	$30,560	43,865	$0.70

Diluted EPS:
Income from continuing operations available to common shareholders	$13,606	44,869		$36,510	43,865
Effect of dilutive securities:
Share options	—	345		—	320

Income from continuing operations available to common shareholders	$13,606	45,214	$0.30	$36,510	44,185	$0.83

Loss from discontinued operations available to common shareholders	$(5,570)	45,214	$(0.12)	$(5,950)	44,185	$(0.14)

Net income available to common shareholders	$8,036	45,214	$0.18	$30,560	44,185	$0.69

The dilutive effect of potential common shares from the exercise of share options is included in diluted earnings per share except in those periods with a loss from continuing operations. For the three months ended June 30, 2011, there were 308 thousand potential common shares from the exercise of share options that were excluded from the calculation of diluted earnings per share as the effect was anti-dilutive.

The additional 1.9 million common shares that would result from the conversion of the Company’s 5.75% Series C cumulative convertible preferred shares and the additional 1.6 million common shares that would result from the conversion of the Company’s 9.0% Series E cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted earnings per share for the three and six months ended June 30, 2011 and 2010 because the effect is anti-dilutive.

14. Equity Incentive Plans

All grants of common shares and options to purchase common shares were issued under the 1997 Share Incentive Plan prior to May 9, 2007, and under the 2007 Equity Incentive Plan on and after May 9, 2007. Under the 2007 Equity Incentive Plan, an aggregate of 1,950,000 common shares, options to purchase common shares and restricted share units, subject to adjustment in the event of certain capital events, may be granted. At June 30, 2011, there were 675,941 shares available for grant under the 2007 Equity Incentive Plan.

Share Options

Share options granted under both the 1997 Share Incentive Plan and the 2007 Equity Incentive Plan have exercise prices equal to the fair market value of a common share at the date of grant. The options may be granted for any reasonable term, not to exceed 10 years, and for employees typically become exercisable at a rate of 25% per year over a four–year period. For non-employee Trustees, share options are vested upon issuance, however, the share options may not be exercised for a one-year period subsequent to the grant date. The Company generally issues new common shares upon option exercise. A summary of the Company’s share option activity and related information is as follows:

	Number of Shares	Option Price Per Share		Average Exercise Price
Outstanding at December 31, 2010	1,071,096	$16.05 -	$ 65.50	$32.00
Exercised	(71,229)	18.18 -	42.46	21.11
Granted	70,266	45.73 -	47.77	46.19
Forfeited	(3,333)	16.05 -	16.05	16.05

Outstanding at June 30, 2011	1,066,800	18.18 -	65.50	33.72

The weighted average fair value of options granted was $9.29 and $7.27 during the six months ended June 30, 2011 and 2010, respectively. The intrinsic value of stock options exercised was $1.8 million and $1.2 million during the six months ended June 30, 2011 and 2010, respectively. Additionally, the Company repurchased 43,039 shares into treasury shares in conjunction with the stock options exercised during the six months ended June 30, 2011 with a total value of $2.0 million. At June 30, 2011, stock-option expense to be recognized in future periods was $1.3 million.

The following table summarizes outstanding options at June 30, 2011:

Exercise price range	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)
$16.05 - 19.99	310,807	7.6
20.00 - 29.99	236,271	1.4
30.00 - 39.99	96,303	4.6
40.00 - 49.99	310,066	6.2
50.00 - 59.99	10,000	6.9
60.00 - 65.50	103,353	5.6

	1,066,800	5.4	$33.72	$15,775

The following table summarizes exercisable options at June 30, 2011:

Exercise price range	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)
$16.05 - 19.99	110,679	7.6
20.00 - 29.99	236,271	1.4
30.00 - 39.99	72,189	3.3
40.00 - 49.99	209,978	5.0
50.00 - 59.99	10,000	6.9
60.00 - 65.50	84,686	5.6

	723,803	4.2	35.31	$9,815

Nonvested Shares

A summary of the Company’s nonvested share activity and related information is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Life Remaining
Outstanding at December 31, 2010	372,308	$33.89
Granted	137,020	45.85
Vested	(158,465)	34.90

Outstanding at June 30, 2011	350,863	38.11	1.28

The holders of nonvested shares have voting rights and receive dividends from the date of grant. These shares vest ratably over a period of three to five years. The fair value of the nonvested shares that vested during the six months ended June 30, 2011 and 2010 was $7.3 million and $5.0 million, respectively. At June 30, 2011, unamortized share-based compensation expense related to nonvested shares was $7.6 million.

Restricted Share Units

A summary of the Company’s restricted share unit activity and related information is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Life Remaining
Outstanding at December 31, 2010	10,506	$44.98
Granted	10,519	47.77
Vested	(10,506)	44.98

Outstanding at June 30, 2011	10,519	47.77	0.86

The holders of restricted share units have voting rights and receive dividends from the date of grant. The share units vest upon the earlier of the day preceding the next annual meeting of shareholders or a change of control. The settlement date for the shares is selected by the non-employee Trustee, and ranges from one year from the grant date to upon termination of service. At June 30, 2011, unamortized share-based compensation expense related to restricted share units was $419 thousand.

15. Discontinued Operations

Included in discontinued operations for the six months ended June 30, 2011 and 2010 is the operations of Toronto Dundas Square which was purchased out of receivership on March 4, 2010 and subsequently sold on March 29, 2011, as well as the operations of the Gary Farrell winery sold on April 28, 2011 and the Pope Valley winery which was held for sale as of June 30, 2011. In addition, included in discontinued operations for the three and six months ended June 30, 2010 are the operations of a ten acre vineyard and winery facility sold on June 15, 2010, a parcel of land including one building sold on July 14, 2010 and the operations of the City Center entertainment retail center in

White Plains, New York (City Center). As a result of the settlement with Mr. Cappelli and his affiliates on June 18, 2010, the Company no longer holds an interest in the previously consolidated joint ventures that owned City Center.

The operating results relating to assets disposed of are as follows (unaudited, in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Rental revenue	$1,050	$5,907	$5,053	$9,122
Tenant reimbursements	62	3,021	2,408	4,403
Other income	—	—	4	31

Total revenue	1,112	8,928	7,465	13,556

Property operating expense	66	4,236	2,821	7,746
Other expense	41	108	89	221
Transaction costs	—	37	—	7,270
Impairment charges	—	—	1,800	—
Interest expense, net	—	3,262	21	5,588
Costs associated with loan refinancing	—	4,236	225	4,236
Depreciation and amortization	19	2,557	1,876	3,884

Income (loss) before gain on acquisition and gain on sale of real estate	986	(5,508)	633	(15,389)

Gain on acquisition	—	—	—	8,468
Gain (loss) on sale of real estate	—	(934)	18,293	(934)

Net income (loss)	$986	$(6,442)	$18,926	$(7,855)

16. Other Commitments and Contingencies

As of June 30, 2011, the Company had two theatre development projects and one retail development project under construction for which it has agreed to finance the development costs. At June 30, 2011, the Company has commitments to fund approximately $17.7 million of additional improvements which are expected to be funded in 2011 and early 2012. Development costs are advanced by the Company in periodic draws. If the Company determines that construction is not being completed in accordance with the terms of the development agreements, it can discontinue funding construction draws. The Company has agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

As further discussed in Note 5, the Company has acquired six public charter school properties and has agreed to finance the development costs. At June 30, 2011, the Company has commitments to fund approximately $26.7 million of additional improvements for these properties which are expected to be funded in 2011. Development costs are advanced by the Company in periodic draws. If the Company determines that construction is not being completed in accordance with the terms of the development agreements, it can discontinue funding construction draws. The Company has agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

The Company has provided a guarantee of the payment of certain economic development revenue bonds related to four theatres in Louisiana for which the Company earns a fee at an annual rate of 1.75% over the 30 year term of the bond. The Company has recorded $3.2 million as a deferred asset included in other assets and $3.2 million included in other liabilities in the accompanying consolidated balance sheet as of June 30, 2011 related to this guarantee. No amounts have been accrued as a loss contingency related to this guarantee because payment by the Company is not probable.

The Company has certain commitments related to its mortgage note investments that it may be required to fund in the future. The Company is generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of June 30, 2011, the Company had mortgage notes receivable with commitments totaling approximately $31.8 million. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

17. Condensed Consolidating Financial Statements

A portion of our subsidiaries have guaranteed the Company’s indebtedness under the unsecured senior notes and the unsecured revolving credit facility. The guarantees are joint and several, full and unconditional. The following summarizes the Company’s condensed consolidating information as of June 30, 2011 and December 31, 2010 and for the three and six months ended June 30, 2011 and 2010 (unaudited, in thousands):

Condensed Consolidating Balance Sheet

As of June 30, 2011

	Entertainment Properties Trust (Issuer)	Wholly-Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets
Rental properties, net	$—	$635,162	$1,180,773	$—	$1,815,935
Rental properties held for sale, net	—	—	4,696	—	4,696
Land held for development	—	—	184,457	—	184,457
Property under development	—	10,329	9,527	—	19,856
Mortgage notes and related accrued interest receivable, net	—	311,439	—	—	311,439
Investment in a direct financing lease, net	—	231,099	—	—	231,099
Investment in joint ventures	19,936	—	4,202	—	24,138
Cash and cash equivalents	2,702	856	12,182	—	15,740
Restricted cash	—	26,641	7,479	—	34,120
Intangible assets, net	—	—	5,330	—	5,330
Deferred financing costs, net	9,710	4,684	3,387	—	17,781
Accounts receivable, net	185	5,313	29,485	—	34,983
Intercompany notes receivable	98,224	—	31,058	(129,282)	—
Notes receivable and related accrued interest receivable, net	171	—	4,908	—	5,079
Investments in subsidiaries	1,721,097	—	—	(1,721,097)	—
Other assets	14,945	3,084	7,034	—	25,063

Total assets	$1,866,970	$1,228,607	$1,484,518	$(1,850,379)	$2,729,716

Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$23,434	$17,167	$9,381	$—	$49,982
Dividends payable	40,212	—	—	—	40,212
Unearned rents and interest	—	8,331	1,724	—	10,055
Intercompany notes payable	—	—	129,282	(129,282)	—
Long-term debt	250,000	90,000	708,122	—	1,048,122

Total liabilities	313,646	115,498	848,509	(129,282)	1,148,371

Entertainment Properties Trust shareholders’ equity	1,553,324	1,113,109	607,988	(1,721,097)	1,553,324
Noncontrolling interests	—	—	28,021	—	28,021

Total equity	1,553,324	1,113,109	636,009	(1,721,097)	1,581,345

Total liabilities and equity	$1,866,970	$1,228,607	$1,484,518	$(1,850,379)	$2,729,716

Condensed Consolidating Balance Sheet

As of December 31, 2010

	Entertainment Properties Trust (Issuer)	Wholly-Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets
Rental properties, net	$—	$807,891	$1,212,300	$—	$2,020,191
Rental properties held for sale, net	—	—	6,432	—	6,432
Land held for development	—	—	184,457	—	184,457
Property under development	—	—	5,967	—	5,967
Mortgage notes and related accrued interest receivable, net	—	305,404	—	—	305,404
Investment in a direct financing lease, net	—	226,433	—	—	226,433
Investment in joint ventures	19,159	—	2,851	—	22,010
Cash and cash equivalents	3,356	1,116	7,304	—	11,776
Restricted cash	25	7,287	8,967	—	16,279
Intangible assets, net	—	29,829	5,815	—	35,644
Deferred financing costs, net	9,576	5,011	5,784	—	20,371
Accounts receivable, net	110	9,067	30,637	—	39,814
Intercompany notes receivable	227,141	—	28,649	(255,790)	—
Notes receivable and related accrued interest receivable, net	168	—	4,959	—	5,127
Investments in subsidiaries	1,634,257	—	—	(1,634,257)	—
Other assets	15,887	3,625	4,003	—	23,515

Total assets	$1,909,679	$1,395,663	$1,508,125	$(1,890,047)	$2,923,420

Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$18,636	$26,251	$11,601	$—	$56,488
Dividends payable	37,804	—	—	—	37,804
Unearned rents and interest	—	5,079	1,612	—	6,691
Intercompany notes payable	—	132,067	123,723	(255,790)	—
Long-term debt	250,000	142,000	799,179	—	1,191,179

Total liabilities	306,440	305,397	936,115	(255,790)	1,292,162

Entertainment Properties Trust shareholders’ equity	1,603,239	1,090,266	543,991	(1,634,257)	1,603,239
Noncontrolling interests	—	—	28,019	—	28,019

Total equity	1,603,239	1,090,266	572,010	(1,634,257)	1,631,258

Total liabilities and equity	$1,909,679	$1,395,663	$1,508,125	$(1,890,047)	$2,923,420

Condensed Consolidating Statement of Income

For the Three Months Ended June 30, 2011

	Entertainment Properties Trust (Issuer)	Wholly-Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Rental revenue	$—	$20,079	$35,945	$—	$56,024
Tenant reimbursements	—	319	4,196	—	4,515
Other income	23	7	101	—	131
Mortgage and other financing income	131	13,457	180	—	13,768
Intercompany fee income	699	—	—	(699)	—
Interest income on intercompany notes receivable	4,275	—	606	(4,881)	—

Total revenue	5,128	33,862	41,028	(5,580)	74,438
Equity in subsidiaries’ earnings	(752)	—	—	752	—

Property operating expense	—	948	5,708	—	6,656
Intercompany fee expense	—	—	699	(699)	—
Other expense	—	—	700	—	700
General and administrative expense	—	2,324	2,781	—	5,105
Costs associated with loan refinancing	—	—	—	—	—
Interest expense, net	4,808	1,669	10,810	—	17,287
Interest expense on intercompany notes payable	—	—	4,881	(4,881)	—
Transaction costs	76	—	—	—	76
Impairment charges	—	—	34,256	—	34,256
Depreciation and amortization	265	3,478	8,380	—	12,123

Income (loss) before equity in income from joint ventures and discontinued operations	(773)	25,443	(27,187)	752	(1,765)
Equity in income from joint ventures	775	—	6	—	781

Income (loss) from continuing operations	$2	$25,443	$(27,181)	$752	$(984)
Discontinued operations:
Income from discontinued operations	—	30	956	—	986

Net income (loss)	2	25,473	(26,225)	752	2
Subtract: Net income attributable to noncontrolling interests	—	—	—	—	—

Net income (loss) attributable to Entertainment Properties Trust	2	25,473	(26,225)	752	2
Preferred dividend requirements	(7,551)	—	—	—	(7,551)

Net income (loss) available to common shareholders of Entertainment Properties Trust	$(7,549)	$25,473	$(26,225)	$752	$(7,549)

Condensed Consolidating Statement of Income

For the Three Months Ended June 30, 2010

	Entertainment Properties Trust (Issuer)	Wholly-Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Rental revenue	$—	$17,215	$36,635	$—	$53,850
Tenant reimbursements	—	311	3,702	—	4,013
Other income	27	3	15	—	45
Mortgage and other financing income	110	12,781	122	—	13,013
Intercompany fee income	642	—	—	(642)	—
Interest income on intercompany notes receivable	5,216	—	534	(5,750)	—

Total revenue	5,995	30,310	41,008	(6,392)	70,921
Equity in subsidiaries’ earnings	7,318	—	—	(7,318)	—

Property operating expense	3	838	5,121	—	5,962
Intercompany fee expense	—	—	642	(642)	—
Other expense	1	—	88	—	89
General and administrative expense	—	1,903	2,730	—	4,633
Costs associated with loan refinancing	—	11,288	95	—	11,383
Interest expense, net	108	3,796	13,042	—	16,946
Interest expense on intercompany notes payable	—	1,372	4,378	(5,750)	—
Transaction costs	63	—	10	—	73
Depreciation and amortization	98	2,832	8,138	—	11,068

Income (loss) before equity in income from joint ventures and discontinued operations	13,040	8,281	6,764	(7,318)	20,767
Equity in income from joint ventures	423	—	—	—	423

Income (loss) from continuing operations	$13,463	$8,281	$6,764	$(7,318)	$21,190
Discontinued operations:
Interest income on intercompany notes receivable	2,125	—	500	(2,625)	—
Interest expense on intercompany notes payable	—	(2,125)	(500)	2,625	—
Loss from discontinued operations	—	(4,013)	(1,458)	—	(5,471)
Transaction costs	—	(37)	—	—	(37)
Loss on sale of real estate	—	—	(934)	—	(934)

Net income (loss)	15,588	2,106	4,372	(7,318)	14,748

Add: Net loss attributable to noncontrolling interests	—	—	840	—	840

Net income (loss) attributable to Entertainment Properties Trust	15,588	2,106	5,212	(7,318)	15,588
Preferred dividend requirements	(7,552)	—	—	—	(7,552)

Net income (loss) available to common shareholders of Entertainment Properties Trust	$8,036	$2,106	$5,212	$(7,318)	$8,036

Condensed Consolidating Statement of Income

For the Six Months Ended June 30, 2011

	Entertainment Properties Trust (Issuer)	Wholly-Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Rental revenue	$—	$39,774	$71,632	$—	$111,406
Tenant reimbursements	—	661	8,515	—	9,176
Other income	46	7	102	—	155
Mortgage and other financing income	212	26,698	409	—	27,319
Intercompany fee income	1,384	—	—	(1,384)	—
Interest income on intercompany notes receivable	8,394	—	1,197	(9,591)	—

Total revenue	10,036	67,140	81,855	(10,975)	148,056
Equity in subsidiaries’ earnings	37,864	—	—	(37,864)	—

Property operating expense	—	1,911	11,105	—	13,016
Intercompany fee expense	—	—	1,384	(1,384)	—
Other expense	—	—	1,200	—	1,200
General and administrative expense	—	4,708	5,865	—	10,573
Costs associated with loan refinancing	—	—	6,163	—	6,163
Interest expense, net	9,907	4,145	22,058	—	36,110
Interest expense on intercompany notes payable	—	—	9,591	(9,591)	—
Transaction costs	1,025	—	324	—	1,349
Impairment charges	—	—	34,256	—	34,256
Depreciation and amortization	534	6,955	16,646	—	24,135

Income (loss) before equity in income from joint ventures and discontinued operations	36,434	49,421	(26,737)	(37,864)	21,254
Equity in income from joint ventures	1,544	—	11	—	1,555

Income (loss) from continuing operations	$37,978	$49,421	$(26,726)	$(37,864)	$22,809
Discontinued operations:
Interest income on intercompany notes receivable	3,755	—	—	(3,755)	—
Interest expense on intercompany notes payable	—	(3,755)	—	3,755	—
Income (loss) from discontinued operations	—	1,814	619	—	2,433
Impairment charges	—	—	(1,800)	—	(1,800)
Gain on sale of real estate	—	18,293	—	—	18,293

Net income (loss)	41,733	65,773	(27,907)	(37,864)	41,735
Subtract: Net income attributable to noncontrolling interests	—	—	(2)	—	(2)

Net income (loss) attributable to Entertainment Properties Trust	41,733	65,773	(27,909)	(37,864)	41,733
Preferred dividend requirements	(15,103)	—	—	—	(15,103)

Net income (loss) available to common shareholders of Entertainment Properties Trust	$26,630	$65,773	$(27,909)	$(37,864)	$26,630

Condensed Consolidating Statement of Income

For the Six Months Ended June 30, 2010

	Entertainment Properties Trust (Issuer)	Wholly-Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Rental revenue	$—	$33,645	$73,962	$—	$107,607
Tenant reimbursements	—	672	7,619	—	8,291
Other income	50	7	192	—	249
Mortgage and other financing income	236	25,112	257	—	25,605
Intercompany fee income	1,280	—	—	(1,280)	—
Interest income on intercompany notes receivable	8,942	—	1,059	(10,001)	—

Total revenue	10,508	59,436	83,089	(11,281)	141,752
Equity in subsidiaries’ earnings	30,402	—	—	(30,402)	—

Property operating expense	14	1,673	10,499	—	12,186
Intercompany fee expense	—	—	1,280	(1,280)	—
Other expense	1	—	375	—	376
General and administrative expense	—	3,949	5,773	—	9,722
Costs associated with loan refinancing	—	11,288	95	—	11,383
Interest expense, net	109	7,535	26,195	—	33,839
Interest expense on intercompany notes payable	—	1,371	8,630	(10,001)	—
Transaction costs	204	—	161	—	365
Provision for loan losses	—	—	700	—	700
Depreciation and amortization	228	5,678	16,238	—	22,144

Income before equity in income from joint ventures and discontinued operations	40,354	27,942	13,143	(30,402)	51,037
Equity in income from joint ventures	656	—	—	—	656

Income from continuing operations	$41,010	$27,942	$13,143	$(30,402)	$51,693
Discontinued operations:
Interest income on intercompany notes receivable	4,653	—	1,000	(5,653)	—
Interest expense on intercompany notes payable	—	(4,653)	(1,000)	5,653	—
Loss from discontinued operations	—	(4,177)	(3,942)	—	(8,119)
Gain on acquisition	—	8,468	—	—	8,468
Transaction costs	—	(7,270)	—	—	(7,270)
Loss on sale of real estate	—	—	(934)	—	(934)

Net income (loss)	$45,663	$20,310	$8,267	$(30,402)	$43,838

Add: Net loss attributable to noncontrolling interests	—	—	1,825	—	1,825

Net income (loss) attributable to Entertainment Properties Trust	45,663	20,310	10,092	(30,402)	45,663
Preferred dividend requirements	(15,103)	—	—	—	(15,103)

Net income (loss) available to common shareholders of Entertainment Properties Trust	$30,560	$20,310	$10,092	$(30,402)	$30,560

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2011

	Entertainment Properties Trust (Issuer)	Wholly-Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated
Intercompany fee income (expense)	$1,384	$—	$(1,384)	$—
Interest income (expense) on intercompany receivable/payable	8,394	—	(8,394)	—
Net cash provided (used) by other operating activities	3,511	54,886	33,933	92,330

Net cash provided by operating activities	13,289	54,886	24,155	92,330

Investing activities:
Acquisition of rental properties and other assets	(479)	(28,973)	(9,472)	(38,924)
Investment in unconsolidated joint ventures	(1,587)	—	(1,197)	(2,784)
Investment in mortgage notes receivable	—	(6,036)	—	(6,036)
Investment in direct financing lease, net	—	(2,113)	—	(2,113)
Additions to property under development	—	(10,329)	(8,108)	(18,437)
Investment in intercompany notes payable	128,917	(132,067)	3,150	—
Advances to subsidiaries, net	(59,072)	(28,939)	88,011	—

Net cash provided (used) by investing activities of continuing operations	67,779	(208,457)	72,384	(68,294)
Net cash used by other investing activities of discontinued operations	—	(58)	—	(58)
Net proceeds from sale of real estate from discontinued operations	—	205,936	6,460	212,396

Net cash provided (used) by investing activities	67,779	(2,579)	78,844	144,044

Financing activities:
Proceeds from long-term debt facilities	—	195,000	—	195,000
Principal payments on long-term debt	—	(247,000)	(98,352)	(345,352)
Deferred financing fees paid	(347)	(587)	—	(934)
Net proceeds from issuance of common shares	145	—	—	145
Impact of stock option exercises, net	(499)	—	—	(499)
Purchase of common shares for treasury	(3,070)	—	—	(3,070)
Dividends paid to shareholders	(77,951)	—	—	(77,951)

Net cash provided used by financing activities	(81,722)	(52,587)	(98,352)	(232,661)
Effect of exchange rate changes on cash	—	20	231	251

Net increase (decrease) in cash and cash equivalents	(654)	(260)	4,878	3,964
Cash and cash equivalents at beginning of the period	3,356	1,116	7,304	11,776

Cash and cash equivalents at end of the period	$2,702	$856	$12,182	$15,740

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2010

	Entertainment Properties Trust (Issuer)	Wholly-Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated
Intercompany fee income (expense)	$1,280	$—	$(1,280)	$—
Interest income (expense) on intercompany receivable/payable	8,942	(1,371)	(7,571)	—
Net cash provided by other operating activities	8,675	29,190	36,778	74,643

Net cash provided by operating activities	18,897	27,819	27,927	74,643

Investing activities:
Acquisition of rental properties and other assets	(414)	(124,502)	(1,305)	(126,221)
Investment in unconsolidated joint ventures	(15,033)	—	(148)	(15,181)
Cash paid related to Cappelli settlement	2,783	—	(7,369)	(4,586)
Investment in mortgage notes receivable	—	(5,247)	—	(5,247)
Investment in direct financing lease	—	(44,232)	—	(44,232)
Additions to property under development	—	(274)	(1,421)	(1,695)
Investment in intercompany notes payable	(99,562)	95,007	4,555	—
Advances to subsidiaries, net	(221,220)	175,769	45,451	—

Net cash provided (used) by investing activities of continuing operations	(333,446)	96,521	39,763	(197,162)
Net cash used by other investing activities of discontinued operations	—	(112,206)	(1,259)	(113,465)
Net proceeds from sale of real estate from discontinued operations	—	—	6,301	6,301

Net cash provided (used) by investing activities	(333,446)	(15,685)	44,805	(304,326)

Financing activities:
Proceeds from long-term debt facilities	245,725	465,500	—	711,225
Principal payments on long-term debt	—	(464,600)	(68,651)	(533,251)
Deferred financing fees paid	(4,868)	(5,804)	(54)	(10,726)
Net proceeds from issuance of common shares	141,055	—	—	141,055
Impact of stock option exercises, net	(336)	—	—	(336)
Purchase of common shares for treasury	(2,182)	—	—	(2,182)
Distributions paid to noncontrolling interests	—	—	12	12
Dividends paid to shareholders	(70,803)	—	—	(70,803)

Net cash provided (used) by financing activities of continuing operations	308,591	(4,904)	(68,693)	234,994
Net cash provided (used) by financing activities of discontinued operations	—	(1,358)	(4,882)	(6,240)

Net cash provided (used) by financing activities	308,591	(6,262)	(73,575)	228,754
Effect of exchange rate changes on cash	—	(1,848)	(217)	(2,065)

Net increase (decrease) in cash and cash equivalents	(5,958)	4,024	(1,060)	(2,994)
Cash and cash equivalents at beginning of the period	13,565	107	9,466	23,138

Cash and cash equivalents at end of the period	$7,607	$4,131	$8,406	$20,144

18. Subsequent Events

On July 1, 2011, the Company entered into a contract to acquire the improvements and ground lease interest of the Pinstripes entertainment facility in Northbrook, Illinois for a purchase price of approximately $7.0 million. The 34,000 square foot facility, which has been operating for more than a year, features bowling, bocce, upscale food and beverage, and other entertainment offerings. The facility will be leased to Pinstripes Northbrook on a 15-year triple-net basis, with additional options to renew, and will be guaranteed by the Pinstripes corporate entity at closing. The transaction is expected to close during the third quarter of 2011.

On July 29, 2011, the Company issued a notice of redemption to the registered holders of all 3.2 million outstanding shares of its 7.75% Series B preferred shares notifying such holders of the Company’s intent to redeem all such shares outstanding on August 31, 2011. The shares are expected to be redeemed at a redemption price of $25.32 per share. This price is the sum of the $25.00 per share liquidation preference and a quarterly dividend per share of $0.484375 prorated through the redemption date. In conjunction with the anticipated redemption, the Company expects to recognize a charge representing the original issuance costs that were paid in 2005 and other redemption related expenses. The aggregate reduction to net income available to common shareholders is expected to be approximately $2.9 million.

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

Overview

Our principal business objective is to enhance shareholder value by achieving predictable and increasing FFO and dividends per share. Our prevailing strategy is to focus on long-term investments in a limited number of categories in which we maintain a depth of knowledge and relationships, and which we believe offer sustained performance throughout all economic cycles. As of June 30, 2011, our total assets exceeded $2.7 billion, and included investments in 112 megaplex theatre properties (including two joint venture properties) and various restaurant, retail, entertainment, destination recreational and specialty properties located in 34 states, the District of Columbia and Ontario, Canada. As of June 30, 2011, we had invested approximately $204.3 million in development land and property under development and approximately $311.4 million in mortgage financing for entertainment, recreational and specialty properties, including certain such properties under development.

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

Our real estate mortgage portfolio consists of seven mortgage notes totaling $311.4 million at June 30, 2011. Two of these mortgage notes, totaling $175.0 million at June 30, 2011, are secured by a water-park anchored entertainment village in Kansas City, Kansas as well as two other water-parks in Texas. The remaining five mortgage notes totaling $136.4 million at June 30, 2011 relate to financing provided for ski areas.

Also, as of June 30, 2011, we had five other notes receivable with an outstanding balance of $5.1 million (including accrued interest) net of a provision for an aggregate loan loss of $8.2 million. Our total investments were $2.9 billion at June 30, 2011. Total investments is a non-GAAP financial measure defined herein as the sum of the carrying values of rental properties (before accumulated depreciation), rental properties held for sale (before accumulated depreciation), land held for development, property under development, mortgage notes receivable (including related accrued interest receivable), investment in direct financing lease, net, investment in joint ventures, intangible assets (before accumulated amortization) and notes receivable and related accrued interest receivable, net. Below is a reconciliation of the carrying value of total investments to the constituent items in the consolidated balance sheet at June 30, 2011 (in thousands):

Rental properties, net of accumulated depreciation	$1,815,935
Rental properties held for sale, net of accumulated depreciation	4,696
Add back accumulated depreciation on rental properties	316,580
Add back accumulated depreciation on rental properties held for sale	319
Land held for development	184,457
Property under development	19,856
Mortage notes and related accrued interest receivable, net	311,439
Investment in a direct financing lease, net	231,099
Investment in joint ventures	24,138
Intangible assets, net of accumulated amortization	5,330
Add back accumulated amortization on intangible assets	9,417
Notes receivable and related accrued interest receivable, net	5,079

Total investments	$2,928,345

Management believes that total investments is a useful measure for management and investors as it illustrates across which asset categories our funds have been invested. Of our total investments of $2.9 billion at June 30, 2011, $2.0 billion or 69% related to megaplex theatres, entertainment retail centers and other retail parcels, $249.4 million or 8% related to public charter schools and $671.6 million or 23% related to other destination recreational and specialty properties. Furthermore, of the $671.6 million related to other destination recreational and specialty properties, $167.2 million related to vineyards and wineries, $180.0 million related to the land held for development in Sullivan County, New York, $175.0 million related to the water-park anchored entertainment village development in Kansas and two Texas water-parks and $149.4 million related to metropolitan ski areas. At June 30, 2011, affiliates of Imagine Schools, Inc. (“Imagine”) are the lessees of 82% of our public charter school properties. In addition, Peak Resorts, Inc. (“Peak”) is the lessee of our metropolitan ski area in Ohio and is the mortgagor on five notes receivable secured by ten metropolitan ski areas and related development land.

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

Our Annual Report on Form 10-K for the year ended December 31, 2010 contains a description of our critical accounting policies, including consolidation, revenue recognition, real estate useful lives, impairment of real estate values, real estate acquisitions, allowance for doubtful accounts, and mortgage and other notes receivable. For the six months ended June 30, 2011, there were no material changes to these policies.

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

On June 22, 2011, we completed our offer to exchange our $250 million aggregate principal amount of 7.750% senior notes due 2020, which were issued in a private placement (the “original notes”), for an equal principal amount of its 7.750% senior notes due 2020, which have been registered under the Securities Act of 1933, as amended. Pursuant to the exchange offer, $250 million aggregate principal amount, or 100%, of the original notes were validly tendered and accepted for exchange. The exchange offer was made to satisfy our obligations under a registration rights agreement entered into on June 30, 2010 in connection with the issuance of the original notes, and does not represent a new financing transaction.

Redemption of Series B Preferred Shares

On July 29, 2011, we issued a notice of redemption to the registered holders of all 3.2 million outstanding shares of our Series B preferred shares notifying such holders of our intent to redeem all such shares outstanding on August 31, 2011. The shares are expected to be redeemed at a redemption price of $25.32 per share. This price is the sum of the $25.00 per share liquidation preference and a quarterly dividend per share of $0.484375 prorated through the redemption date. In conjunction with the anticipated redemption, we expect to recognize a charge representing the original issuance costs that were paid in 2005 and other redemption related expenses. The aggregate reduction to net income available to common shareholders is expected to be approximately $2.9 million in the third quarter of 2011.

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

On March 22, 2011, we purchased one charter school property from a third-party for a total investment of $4.3 million. The property is located in Louisiana and is leased to Charter Schools Development Corporation. As a part of this transaction, we have agreed to finance an additional $2.3 million in redevelopment costs for this property. This public charter school is leased to Charter Schools Development Corporation under a long-term triple-net lease that will commence upon completion of the development.

During the second quarter of 2011, we completed three public charter school transactions with HighMark School Development (HighMark); one located in Arizona and two in Colorado. We acquired the development land and any existing buildings for a combined purchase price of $3.2 million. As a part of these transactions, we have agreed to finance an additional combined $16.7 million in development costs for these properties. These public charter schools are leased to HighMark under long-term triple-net leases that will commence upon completion of the developments.

On June 15, 2011, we completed one public charter school transaction with Phoenix Charter Properties, LLC located in Arizona. We acquired development land for $1.0 million and have agreed to finance an additional $4.4 million in development costs for this property. This public charter school is leased to Phoenix Charter Properties, LLC under a long-term triple-net lease that will commence upon completion of the development.

On June 15, 2011, we completed one public charter school transaction with American Leadership Academy (ALA) located in Arizona. We acquired land and an existing school for $4.4 million and have agreed to finance an additional $4.8 million in development costs for this property. This public charter school is leased to ALA under a long-term triple-net lease that will commence upon completion of the development.

During the six months ended June 30, 2011, we advanced $6.0 million under our secured mortgage loan agreements with SVV I, LLC and an affiliate of SVV I, LLC (together SVVI) to provide for additional improvements made to the Kansas City, Kansas and Texas water-parks. The carrying value of this mortgage note receivable at June 30, 2011 was $175.0 million.

On July 1, 2011, we entered into a contract to acquire the improvements and ground lease interest of the Pinstripes entertainment facility in Northbrook, Illinois for a purchase price of $7.0 million. The 34,000 square foot facility, which has been operating for more than a year, features bowling, bocce, upscale food and beverage, and other entertainment offerings. The facility will be leased to Pinstripes Northbrook on a 15-year triple-net basis, with additional options to renew, and will be guaranteed by the Pinstripes corporate entity at closing. The transaction is expected to close during the third quarter of 2011.

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

Vineyards and Wineries

The wine industry has been adversely affected by recent economic conditions which continue to affect several of our tenants’ ability to perform under their leases. As a result, we have taken back certain properties due to non-performance under the related leases, and have granted concessions to other tenants in the form of rent abatement or rent deferral. We completed the sale of one vineyard and winery investment in 2010 and another during the second quarter of 2011 discussed below.

On April 28, 2011, in conjunction with the sale by Ascentia of the Gary Farrell brand and related inventory assets, we elected to sell our winery assets to the same buyer. As a result, we terminated our lease on these assets with Ascentia and were paid $2.0 million in outstanding receivables and a $1.0 million lease termination fee that is included in income from discontinued operations in the accompanying consolidated statements of income for the three and six months ended June 30, 2011. In addition, we received $6.5 million from the buyer for our winery assets, which was equal to the net book value of such assets. The results of operations of this property have been classified within discontinued operations.

Additionally, we entered into an agreement in the second quarter of 2011 to sell one of our vineyard and winery properties. During the three months ended March 31, 2011, we recorded an impairment charge of $1.8 million, which is the amount that the carrying value of the assets exceeds the estimated fair market value. The sale of this property is expected to close within a year and the results of operations have been classified within discontinued operations. We expect to enter into an agreement in the third quarter of 2011 to sell our vineyard and winery in Paso Robles, California for $13.3 million. This sale is expected to close before the end of the year.

During the three months ended June 30, 2011, we engaged outside brokers to list all of our winery and vineyard properties for sale or lease with the primary focus on selling all of these assets within the next two years. Management estimated the fair values of these properties taking into account various factors, including the shortened holding period, current market conditions as well as independent appraisals prepared as of June 30, 2011 for most of the properties utilizing a leased fee or fee simple approach as applicable. It was determined that the carrying value of seven of the Company’s vineyard and winery properties, including the one in Paso Robles, California, exceeded the estimated fair values by $34.3 million, and an impairment charge was recorded in the second quarter for this amount.

Results of Operations

Three months ended June 30, 2011 compared to three months ended June 30, 2010

Rental revenue was $56.0 million for the three months ended June 30, 2011, compared to $53.9 million for the three months ended June 30, 2010. The $2.1 million increase resulted primarily from acquisitions completed in 2010 and 2011 and base rent increases on existing properties, partially offset by a decline in rental revenue from our vineyard and winery tenants. Percentage rents of $0.1 million were recognized during both the three months ended June 30, 2011 and 2010. Straight-line rents of $0.1 million and $0.2 million were recognized during the three months ended June 30, 2011 and 2010, respectively.

Tenant reimbursements totaled $4.5 million for the three months ended June 30, 2011 compared to $4.0 million for the three months ended June 30, 2010. These tenant reimbursements arise from the operations of our retail centers. The $0.5 million increase is primarily due to an increase in tenant reimbursements at our retail centers in Ontario, Canada and New Rochelle, New York as well as the impact of a stronger Canadian dollar exchange rate for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.

Mortgage and other financing income for the three months ended June 30, 2011 was $13.8 million compared to $13.0 million for the three months ended June 30, 2010. The $0.8 million increase is due to our additional investments in public charter school properties, as well as increased real estate lending activities related to our mortgage loan agreement with SVVI.

Our property operating expense totaled $6.7 million for the three months ended June 30, 2011 compared to $6.0 million for the three months ended June 30, 2010. These property operating expenses arise from the operations of our retail centers. The $0.7 million increase resulted primarily from increases in property operating expenses at our retail centers in Ontario, Canada and New Rochelle, New York as well as property operating expenses incurred at the theatre and retail development in Dallas, Texas. A stronger Canadian dollar exchange rate also contributed to the increase. These increases were partially offset by a decrease in bad debt expense primarily associated with our vineyard and winery tenants.

Other expense for the three months ended June 30, 2011 was $0.7 million compared to $0.1 million for the three months ended June 30, 2010. The $0.6 million increase is due to $0.3 million more loss recognized upon settlement of foreign currency forward and swap contracts and $0.3 million in golf course expenses related to two golf courses on the Concord resort property, which we took ownership of on June 18, 2010 in connection with the Cappelli settlement.

Our general and administrative expense totaled $5.1 million for the three months ended June 30, 2011 compared to $4.6 million for the three months ended June 30, 2010. The increase of $0.5 million is primarily due to an increase in payroll related expenses and professional fees.

Costs associated with loan refinancing were $11.4 million for the three months ended June 30, 2010. These costs related primarily to the termination of our previous revolving credit facility and our term loan (and related interest rate swap agreements). There were no costs associated with loan refinancing for the three months ended June 30, 2011.

Our net interest expense increased by $0.4 million to $17.3 million for the three months ended June 30, 2011 from $16.9 million for the three months ended June 30, 2010. This increase resulted from an increased weighted average interest rate used to finance our real estate acquisitions and fund our mortgage notes receivable.

Impairment charges for the three months ended June 30, 2011 were $34.3 million and related to certain of our winery and vineyard properties. For further detail, see Note 4 to the consolidated financial statements in the Quarterly Report on Form 10-Q. There were no impairment charges for the three months ended June 30, 2010.

Depreciation and amortization expense totaled $12.1 million for the three months ended June 30, 2011 compared to $11.1 million for the three months ended June 30, 2010. The $1.0 million increase resulted primarily from asset acquisitions in 2010 and 2011.

Equity in income from joint ventures total $0.8 million for the three months ended June 30, 2011 compared to $0.4 million for the three months ended June 30, 2010. The $0.4 million increase is due primarily to our contribution of an additional $14.9 million to Atlantic-EPR I to pay off the Partnership’s long- term debt at its maturity of May 1, 2010. The $14.9 million contribution earns a preferred return of 15% per the partnership agreement.

Income from discontinued operations totaled $1.0 million for the three months ended June 30, 2011 and included the operations of the Toronto Dundas Square property which was sold on March 29, 2011 as well as the operations of the Gary Farrell winery sold on April 28, 2011 (including a $1.0 million lease termination fee) and the Pope Valley vineyard and winery which was held for sale as of June 30, 2011. Loss from discontinued operations totaled $5.5 million for the three months ended June 30, 2010 and related to the prior mentioned properties as well as a parcel of land in Arroyo Grande, California disposed of in the third quarter of 2010, an entertainment retail center in White Plains, New York and a ten acre vineyard and winery facility in Napa Valley, California, which were both disposed of in the second quarter of 2010.

Loss on sale of real estate from discontinued operations of $0.9 million for the three months ended June 30, 2010 was due to the sale of a ten acre vineyard and winery facility in Napa Valley, California for $6.5 million. There was no loss on sale of real estate from discontinued operations during the three months ended June 30, 2011.

Net loss attributable to noncontrolling interest was $0.8 million for the three months ended June 30, 2010 and related to the consolidation of a VIE at the entertainment retail center in White Plains, New York. Our interest in the VIE was extinguished in connection with the settlement entered into with Mr. Cappelli and his affiliates on June 18, 2010. There was no net income or net loss attributable to noncontrolling interest for the three months ended June 30, 2011.

Six months ended June 30, 2011 compared to six months ended June 30, 2010

Rental revenue was $111.4 million for the six months ended June 30, 2011, compared to $107.6 million for the six months ended June 30, 2010. The $3.8 million increase resulted primarily from acquisitions completed in 2010 and 2011 and base rent increases on existing properties, partially offset by a decline in rental revenue from our vineyard and winery tenants. Percentage rents of $0.5 million and $0.8 million were recognized during the six months ended June 30, 2011 and 2010, respectively. Straight-line rents of $0.3 million and $0.4 million were recognized during the six months ended June 30, 2011 and 2010, respectively.

Tenant reimbursements totaled $9.2 million for the six months ended June 30, 2011 compared to $8.3 million for the six months ended June 30, 2010. These tenant reimbursements arise from the operations of our retail centers. The $0.9 million increase is primarily due as an increase in tenant reimbursements at our retail centers in Ontario, Canada and in New Rochelle, New York as well as the impact of a stronger Canadian dollar exchange rate for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

Mortgage and other financing income for the six months ended June 30, 2011 was $27.3 million compared to $25.6 million for the six months ended June 30, 2010. The $1.7 million increase is due to our additional investments in public charter school properties, as well as increased real estate lending activities related to our mortgage loan agreement with SVVI.

Our property operating expense totaled $13.0 million for the six months ended June 30, 2011 compared to $12.2 million for the six months ended June 30, 2010. These property operating expenses arise from the operations of our retail centers. The $0.8 increase resulted primarily from increases in property operating expenses at our retail centers in Ontario, Canada and New Rochelle, New York as well as property operating expenses incurred at the theatre and retail development in Dallas, Texas. A stronger Canadian dollar exchange rate also contributed to the increase. These increases were partially offset by a decrease in bad debt expense primarily associated with our vineyard and winery tenants.

Other expense for the six months ended June 30, 2011 was $1.2 million compared to $0.4 million for the three months ended June 30, 2010. The $0.8 million increase is due to $0.5 million more loss recognized upon settlement of foreign currency forward and swap contracts and $0.3 million in golf course expenses related to two golf courses on the Concord resort property, which we took ownership of on June 18, 2010 in connection with the Cappelli settlement.

Our general and administrative expense totaled $10.6 million for the six months ended June 30, 2011 compared to $9.7 million for the six months ended June 30, 2010. The increase of $0.9 million is primarily due to an increase in payroll related expenses and professional fees.

Costs associated with loan refinancing were $6.2 million for the six months ended June 30, 2011. These costs related to the termination of our eight term loans outstanding under the vineyard and winery facility. In connection with the payment in full of the term loans, the related interest rate swaps were terminated at a cost of $4.4 million and deferred financing costs, net of accumulated amortization, of $1.8 million were written off. Costs associated with loan refinancing were $11.4 million for the six months ended June 30, 2010. These costs related primarily to the termination of our previous revolving credit facility and our term loan (and related interest rate swap agreements).

Our net interest expense increased by $2.3 million to $36.1 million for the six months ended June 30, 2011 from $33.8 million for the six months ended June 30, 2010. This increase resulted from an increased weighted average interest rate used to finance our real estate acquisitions and fund our mortgage notes receivable.

Transactions costs totaled $1.3 million for the six months ended June 30, 2011 compared to $0.4 million for the six months ended June 30, 2010. The increase of $0.9 million is due to the write off of costs associated with terminated transactions.

Provision for loan losses for the six months ended June 30, 2010 was $0.7 million and related to a note receivable that was settled in connection with the settlement with Mr. Cappelli and affiliates entered on June 18, 2010. There was no provision for loan losses for the six months ended June 30, 2011.

Impairment charges for the six months ended June 30, 2011 were $34.3 million and related to certain of our winery and vineyard properties. For further detail, see Note 4 to the consolidated financial statements in the Quarterly Report on Form 10-Q. There were no impairment charges for the six months ended June 30, 2010.

Depreciation and amortization expense totaled $24.1 million for the six months ended June 30, 2011 compared to $22.1 million for the six months ended June 30, 2010. The $2.0 million increase resulted primarily from asset acquisitions in 2010 and 2011.

Equity in income from joint ventures totaled $1.6 million for the six months ended June 30, 2011 compared to $0.9 million for the six months ended June 30, 2010. The $0.6 million increase is due primarily to our contribution of an additional $14.9 million to Atlantic-EPR I to pay off the Partnership’s long- term debt at its maturity of May 1, 2010. The $14.9 million contribution earns a preferred return of 15% per the partnership agreement.

Income from discontinued operations including impairment charges totaled $0.6 million for the six months ended June 30, 2011 and included the operations of the Toronto Dundas Square property which was sold on March 29, 2011 as well as the operations of the Gary Farrell winery sold on April 28, 2011 (including a $ 1.0 million lease termination fee) and the Pope Valley vineyard and winery which was held for sale as of June 30, 2011 (including a $1.8 million impairment charge). Loss from discontinued operations totaled $6.9 million for the six months ended June 30, 2010 and related to the operations of Toronto Dundas Square (including the gain on acquisition and transaction costs related to the acquisition of this property on March 4, 2010); the operations of the Gary Farrell winery sold on April 28, 2011; the Pope Valley winery which was held for sale as of June 30, 2011; a parcel of land in Arroyo Grande, California disposed of in the third quarter of 2010; and an entertainment retail center in White Plains, New York and a ten acre vineyard and winery facility in Napa Valley, California, which were both disposed of in the second quarter of 2010.

Gain on sale of real estate from discontinued operations of $18.3 million for the six months ended June 30, 2011 was due to the sale of Toronto Dundas Square. Loss on sale of real estate from discontinued operations of $0.9 million for the six months ended June 30, 2010 was due to the sale of a ten acre vineyard and winery facility in Napa Valley, California for $6.5 million.

Net loss attributable to noncontrolling interest was $1.8 million for the six months ended June 30, 2010 and related to the consolidation of a VIE at the entertainment retail center in White Plains, New York. Our interest in the VIE was extinguished in connection with the settlement entered into with Mr. Cappelli and his affiliates on June 18, 2010.

Liquidity and Capital Resources

Cash and cash equivalents were $15.7 million at June 30, 2011. In addition, we had restricted cash of $34.1 million at June 30, 2011. Of the restricted cash at June 30, 2011, $10.8 million relates to cash held for our borrowers’ debt service reserves for mortgage notes receivable, $15.8 million relates to escrow balances required in connection with the sale of Toronto Dundas Square and the balance represents deposits required in connection with debt service, payment of real estate taxes and capital improvements.

Mortgage Debt, Senior Notes, Credit Facilities and Term Loan

As of June 30, 2011, we had total debt outstanding of $1.0 billion. As of June 30, 2011, $697.5 million of debt outstanding was fixed rate mortgage debt secured by a portion of our rental properties and mortgage notes receivable, with a weighted average interest rate of approximately 6.1%.

We have $250.0 million in senior unsecured notes due on July 15, 2020. The notes bear interest at 7.75%. Interest is payable on July 15 and January 15 of each year beginning on January 15, 2011 until the stated maturity date of July 15, 2020. The notes were issued at 98.29% of their principal amount and are guaranteed by certain of our subsidiaries. The notes contain various covenants, including: (i) a limitation on incurrence of any debt which would cause the ratio of our debt to adjusted total assets to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause the ratio of secured debt to adjusted total assets to exceed 40%; (iii) a limitation on incurrence of any debt which would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of our total unencumbered assets to be not less than 150% of our outstanding unsecured debt.

At June 30, 2011, we had $90.0 million in debt outstanding under our $382.5 million unsecured revolving credit facility, with interest at a floating rate (3.19% at June 30, 2011). The facility has a term expiring December 1, 2013. The amount that we are able to borrow on our revolving credit facility is a function of the values and advance rates, as defined by the credit agreement, assigned to the assets included in the borrowing base less outstanding letters of credit and less other liabilities. As of June 30, 2011, our total availability under the revolving credit facility was $292.5 million.

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

Certain of our long-term debt agreements contain customary restrictive covenants related to financial and operating performance. At June 30, 2011, we were in compliance with all restrictive covenants.

Liquidity Requirements

Short-term liquidity requirements consist primarily of normal recurring corporate operating expenses, debt service requirements and distributions to shareholders. We meet these requirements primarily through cash provided by operating activities. Net cash provided by operating activities was $92.3 million and $74.6 million for the six months ended June 30, 2011 and 2010, respectively. Net cash provided by investing activities was $144.0 million for the six months ended June 30, 2011 and net cash used in investing activities was $304.3 million for the six months ended June 30, 2010. Net cash provided by financing activities was $232.7 million for the six months ended June 30, 2011 and net cash used by financing activities was $228.8 for the six months ended June 30, 2010. We anticipate that our cash on hand, cash from operations, and funds available under our revolving credit facility will provide adequate liquidity to fund our operations, make interest and principal payments on our debt, and allow distributions to our shareholders and avoid corporate level federal income or excise tax in accordance with REIT Internal Revenue Code requirements.

On July 29, 2011, we issued a notice of redemption to the registered holders of all 3.2 million outstanding shares of our Series B preferred shares notifying such holders of our intent to redeem all such shares outstanding on August 31, 2011. The shares will be redeemed at a redemption price of $25.32 per share which represents an aggregate payment of $81.0 million. This price is the sum of the $25.00 per share liquidation preference and a quarterly dividend per share of $0.484375 prorated through the redemption date.

Commitments

As of June 30, 2011, we had two theatre development projects and one retail development project under construction for which we had agreed to finance the development costs. At June 30, 2011, we have commitments to fund approximately $17.7 million of additional improvements which are expected to be funded in 2011 and early 2012. Development costs are advanced by us in periodic draws. If we determine that construction is not being completed in accordance with the terms of the development agreements, we can discontinue funding construction draws. We have agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

We acquired six public charter school properties and have agreed to finance the development costs. At June 30, 2011, we have commitments to fund approximately $26.7 million of additional improvements for these properties which are expected to be funded in 2011. Development costs are advanced by us in periodic draws. If we determine that construction is not being completed in accordance with the terms of the development agreements, we can discontinue funding construction draws. We have agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

We have provided a guarantee of the payment of certain economic development revenue bonds related to four theatres in Louisiana for which we earn a fee at an annual rate of 1.75% over the 30 year term of the bond. We have recorded $3.2 million as a deferred asset included in other assets and $3.2 million included in other liabilities in the accompanying consolidated balance sheet as of June 30, 2011 related to this guarantee. No amounts have been accrued as a loss contingency related to this guarantee because management has determined that payment by us is not probable.

We have certain commitments related to our mortgage note investments that we may be required to fund in the future. We are generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of June 30, 2011, we had mortgage notes receivable with commitments totaling approximately $31.8 million. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

Liquidity Analysis

In analyzing our liquidity, we generally expect that our cash provided by operating activities will meet our normal recurring operating expenses, recurring debt service requirements and distributions to shareholders.

We have no significant consolidated debt that matures before 2012. During 2012, we have approximately $65.3 million of consolidated debt maturities. Our cash commitments, as described above, include additional commitments under various mortgage notes receivable totaling approximately $31.8 million. Of the $31.8 million of mortgage note receivable commitments, approximately $3.5 million is expected to be funded in 2011. Additionally, we expect to fund $44.4 million in 2011 and early 2012 for the two theatre, one retail and six public charter school property developments discussed above. We also expect to redeem the Series B preferred shares in the third quarter of 2011 for an aggregate payment of approximately $81.0 million as discussed above.

Our sources of liquidity as of June 30, 2011 to pay the above commitments and Series B preferred redemption include the remaining amount available under our unsecured revolving credit facility of approximately $292.5 million and unrestricted cash on hand of $15.7 million. Accordingly, while there can be no assurance, we expect that our sources of cash will exceed our existing commitments over the remainder of 2011.

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

Off Balance Sheet Arrangements

At June 30, 2011, we had a 32.8% and 25.7% investment interest in two unconsolidated real estate joint ventures, Atlantic-EPR I and Atlantic-EPR II, respectively, which are accounted for under the equity method of accounting. We do not anticipate any material impact on our liquidity as a result of commitments involving those joint ventures. On May 1, 2010, we contributed an additional $14.9 million to Atlantic-EPR I to pay off the Partnership’s long-term debt at its maturity of May 1, 2010. We expect to earn a priority return of 15% on our additional contribution per the partnership agreement. We recognized income of $1,362 and $627 (in thousands) from our investment in the

Atlantic-EPR I joint venture during the six months ended June 30, 2011 and 2010, respectively. We recognized income of $182 and $177 (in thousands) from our investment in the Atlantic-EPR II joint venture during the six months ended June 30, 2011 and 2010, respectively. The Atlantic-EPR II joint venture has a mortgage note payable secured by a megaplex theatre. The note held by Atlantic EPR-II totals $12.4 million at June 30, 2011 and matures in September 2013.

The partnership agreements for Atlantic-EPR I and Atlantic-EPR II allow our partner, Atlantic of Hamburg, Germany (“Atlantic”), to exchange up to a maximum of 10% of its ownership interest per year in each of the joint ventures for common shares of the Company or, at our discretion, the cash value of those shares as defined in each of the partnership agreements. During 2011, we have paid Atlantic cash of $713 and $258 (in thousands) in exchange for additional ownership of 3.1% and 2.0% for Atlantic-EPR I and Atlantic-EPR II, respectively. These exchanges did not impact total partners’ equity in either Atlantic-EPR I or Atlantic-EPR II.

In addition, as of June 30, 2011, we had invested $4.2 million in unconsolidated joint ventures for three theatre projects located in China. We recognized income of $11 and a loss of $148 (in thousands) from our investment in these joint ventures for the six months ended June 30, 2011 and 2010, respectively.

Capital Structure and Coverage Ratios

We believe that our shareholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest, fixed charge and debt service coverage ratios. We expect to maintain our debt to gross assets ratio (i.e. total long-term debt to total assets plus accumulated depreciation) between 35% and 45%. However, the timing and size of our equity and debt offerings as well as the timing and size of new investments and dispositions may cause us to temporarily operate outside of this threshold. At June 30, 2011, this ratio was 34%. Our long-term debt as a percentage of our total market capitalization at June 30, 2011 was 29%; however, we do not manage to a ratio based on total market capitalization due to the inherent variability that is driven by changes in the market price of our common shares. We calculate our total market capitalization of $3.6 billion by aggregating the following at June 30, 2011

•	Common shares outstanding of 46,656,690 multiplied by the last reported sales price of our common shares on the NYSE of $46.70 per share, or $2.2 billion;

•	Aggregate liquidation value of our Series B preferred shares of $80.0 million;

•	Aggregate liquidation value of our Series C convertible preferred shares of $135.0 million;

•	Aggregate liquidation value of our Series D preferred shares of $115.0 million;

•	Aggregate liquidation value of our Series E convertible preferred shares of $86.3 million; and

•	Total long-term debt of $1.0 billion.

Our interest coverage ratio for the six months ended June 30, 2011 and 2010 was 3.6 times and 3.2 times, respectively. Interest coverage is calculated as the interest coverage amount (as calculated in the following table) divided by interest expense, gross (as calculated in the following table). We consider the interest coverage ratio to be an appropriate supplemental measure of a company’s ability to meet its interest expense obligations. Our calculation of the interest coverage ratio may be different from the calculation used by other companies, and therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures. The following table shows the calculation of our interest coverage ratios. Amounts below include the impact of discontinued operations, which are separately classified in the consolidated statements of income included in this Quarterly Report on Form 10-Q (unaudited, dollars in thousands):

	Six Months Ended June 30,
	2011	2010

Net income	$41,735	$43,838
Interest expense, gross	36,388	39,635
Interest cost capitalized	(250)	(175)
Depreciation and amortization	26,011	26,035
Share-based compensation expense to management and trustees	2,841	2,334
Costs associated with loan refinancing	6,388	15,620
Straight-line rental revenue	(576)	(815)
Gain on sale of real estate from discontinued operations	(18,293)	934
Transaction costs	1,349	7,635
Provision for loan losses	—	700
Impairment charges	36,056	—
Gain on acquisition	—	(8,468)

Interest coverage amount	$131,649	$127,273

Interest expense, net	$36,132	$39,426
Interest income	6	34
Interest cost capitalized	250	175

Interest expense, gross	$36,388	$39,635

Interest coverage ratio	3.6	3.2

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

	Six Months Ended June 30,
	2011	2010

Net cash provided by operating activities	$92,330	$74,643

Equity in income from joint ventures	1,555	656
Distributions from joint ventures	(1,304)	(855)
Amortization of deferred financing costs	(1,787)	(2,626)
Amortization of above market leases, net	(20)	(61)
Increase in mortgage notes accrued interest receivable	—	828
Decrease in restricted cash	(1,649)	(3,093)
Increase (decrease) in accounts receivable, net	(4,655)	3,388
Decrease in notes and accrued interest receivable	(48)	(20)
Increase in direct financing lease receivable	2,553	2,337
Increase in other assets	2,457	3,020
Decrease (increase) in accounts payable and accrued liabilities	526	(8,236)
Decrease in unearned rents	151	1,350
Straight-line rental revenue	(576)	(815)
Interest expense, gross	36,388	39,635
Interest cost capitalized	(250)	(175)
Costs associated with loan refinancing (cash portion)	4,629	9,662
Transaction costs	1,349	7,635

Interest coverage amount	$131,649	$127,273

Our fixed charge coverage ratio for the six months ended June 30, 2011 and 2010 was 2.6 times and 2.3 times, respectively. The fixed charge coverage ratio is calculated in exactly the same manner as the interest coverage ratio, except that preferred share dividends are also added to the denominator. We consider the fixed charge coverage ratio to be an appropriate supplemental measure of a company’s ability to make its interest and preferred share dividend payments. Our calculation of the fixed charge coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures. The following table shows the calculation of our fixed charge coverage ratios (unaudited, dollars in thousands):

	Six Months Ended June 30,
	2011	2010

Interest coverage amount	$131,649	$127,273

Interest expense, gross	36,388	39,635
Preferred share dividends	15,103	15,103

Fixed charges	$51,491	$54,738

Fixed charge coverage ratio	2.6	2.3

Our debt service coverage ratio for the six months ended June 30, 2011 and 2010 was 2.7 times and 2.4 times, respectively. The debt service coverage ratio is calculated in exactly the same manner as the interest coverage ratio, except that recurring principal payments are also added to the denominator. We consider the debt service coverage ratio to be an appropriate supplemental measure of a company’s ability to make its debt service payments. Our calculation of the debt service coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited.

This information should not be considered as an alternative to any GAAP liquidity measures. The following table shows the calculation of our debt service coverage ratios (unaudited, dollars in thousands):

	Six Months Ended June 30,
	2011	2010
Interest coverage amount	$131,649	$127,273

Interest expense, gross	36,388	39,635
Recurring principal payments	12,273	14,475

Debt service	$48,661	$54,110

Debt service coverage ratio	2.7	2.4

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

The following table summarizes our FFO, FFO per share and certain other financial information for the three and six months ended June 30, 2011 and 2010 (unaudited, in thousands, except per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income (loss) available to common shareholders of Entertainment Properties Trust	$(7,549)	$8,036	$26,630	$30,560
Loss (gain) on sale of real estate	—	934	(18,293)	934
Real estate depreciation and amortization	11,873	13,527	25,471	25,800
Allocated share of joint venture depreciation	112	72	221	137
Noncontrolling interest	—	(872)	—	(1,905)

FFO available to common shareholders of Entertainment Properties Trust	$4,436	$21,697	$34,029	$55,526

FFO per common share attributable to Entertainment Properties Trust:
Basic	$0.10	$0.48	$0.73	$1.27
Diluted	0.09	0.48	0.73	1.26

Shares used for computation (in thousands):
Basic	46,648	44,869	46,576	43,865
Diluted	46,956	45,214	46,880	44,185

Other financial information:
Dividends per common share	$0.70	$0.65	$1.40	$1.30

The additional 1.9 million common shares that would result from the conversion of our 5.75% Series C cumulative convertible preferred shares and the additional 1.6 million common shares that would result from the conversion of our 9.0% Series E cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted earnings per share and diluted FFO per share for the three and six months ended June 30, 2011 and 2010 because the effect is anti-dilutive.

Adjusted Funds From Operations (“AFFO”)

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

The following table summarizes our AFFO for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
FFO available to common shareholders of Entertainment Properties Trust	$4,436	$21,697	$34,029	$55,526
Adjustments:
Non-cash impairment charges and provision for loan losses	34,256	—	36,056	700
Transaction costs	76	111	1,349	7,635
Non-real estate depreciation and amortization	269	97	539	227
Deferred financing fees amortization	764	1,390	1,787	2,626
Costs associated with loan refinancing	—	15,620	6,388	15,620
Share-based compensation expense to management and trustees	1,474	1,172	2,841	2,334
Maintenance capital expenditures (1)	(600)	(163)	(2,202)	(451)
Straight-lined rental revenue	(58)	(469)	(576)	(815)
Non-cash portion of mortgage and other financing income	(1,350)	(1,257)	(2,608)	(3,263)
Amortization of above market leases, net	—	39	—	61
Gain on acquisition	—	—	20	(8,468)

AFFO available to common shareholders of Entertainment Properties Trust	$39,267	$38,237	$77,623	$71,732

(1)	Includes maintenance capital expenditures and certain second generation tenant improvements and leasing commissions.

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

In June 2011, the FASB issued ASU 2011-05 —Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in equity. ASU 2011-05 is effective for us in our first quarter of 2012 and is required to be applied retrospectively. We are currently evaluating the impact of our pending adoption of ASU 2011-05 on our consolidated financial statements, but we do not expect its adoption will have a material effect on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, primarily relating to potential losses due to changes in interest rates and foreign currency exchange rates. We seek to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new long-term fixed rate borrowings whenever possible. We also have a $382.5 million unsecured revolving credit facility with $90.0 million outstanding as of June 30, 2011 and a $10.7 million bond, both of which bear interest at a floating rate.

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

We are exposed to foreign currency risk against our functional currency, the U.S. dollar, on our four Canadian properties. We financed the acquisition of these Canadian entertainment retail centers with a fixed rate mortgage loan from a Canadian lender in the original aggregate principal amount of approximately U.S. $97 million. The loan was made and is payable by us in CAD, and the rents received from tenants of the properties are payable in CAD.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30, 2011 common stock	—		$—	—	$—
May 1 through May 31, 2011 common stock	—		—	—	—
June 1 through June 30, 2011 common stock	2,054	(1)	44.77	—	—

Total	2,054		$44.77	—	$—

(1)

The repurchase of equity securities during June of 2011 was completed in conjunction with an employee stock option exercise. These repurchases were not made pursuant to a publicly announced plan or program.

Item 3. Defaults Upon Senior Securities

There were no reportable events during the quarter ended June  30, 2011.

Item 4. (Removed and Reserved)

Item 5. Other Information

There were no reportable events during the quarter ended June 30, 2011.

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

ENTERTAINMENT PROPERTIES TRUST

Dated: August 1, 2011	By	/s/ David M. Brain
David M. Brain, President – Chief Executive Officer (Principal Executive Officer)

Dated: August 1, 2011	By	/s/ Mark A. Peterson
Mark A. Peterson, Vice President – Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document

31.1*	Certification of David M. Brain, Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Mark A. Peterson, Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

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