Form 10-Q
period 2011-09-30
ENTERTAINMENT PROPERTIES TRUST
filed 2011-11-03
CIK 1045450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

At November 2, 2011, there were 46,725,636 common shares of beneficial interest outstanding.

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

These forward-looking statements represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. For further discussion of these factors see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (“SEC”) on March 1, 2011.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ENTERTAINMENT PROPERTIES TRUST

Consolidated Balance Sheets

(Dollars in thousands except share data)

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Rental properties, net of accumulated depreciation of $322,736 and $296,784 at September 30, 2011 and December 31, 2010, respectively	$1,798,947	$2,020,191
Rental properties held for sale, net	4,696	6,432
Land held for development	184,457	184,457
Property under development	15,075	5,967
Mortgage notes and related accrued interest receivable, net	315,204	305,404
Investments in direct financing leases, net	253,344	226,433
Investment in joint ventures	24,667	22,010
Cash and cash equivalents	14,302	11,776
Restricted cash	28,314	16,279
Intangible assets, net	4,670	35,644
Deferred financing costs, net	16,768	20,371
Accounts receivable, net	34,389	39,814
Notes and related accrued interest receivable, net	5,055	5,127
Other assets	26,009	23,515

Total assets	$2,725,897	$2,923,420

Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$38,029	$56,488
Common dividends payable	32,707	30,253
Preferred dividends payable	6,002	7,551
Unearned rents and interest	13,599	6,691
Long-term debt	1,138,839	1,191,179

Total liabilities	1,229,176	1,292,162
Equity:
Common shares, $.01 par value; 75,000,000 shares authorized; and 48,060,470 and 47,769,422 shares issued at September 30, 2011 and December 31, 2010, respectively	480	477
Preferred shares, $.01 par value; 25,000,000 shares authorized:
0 and 3,200,000 Series B shares issued at September 30, 2011 and December 31, 2010, respectively; liquidation preference of $80,000,000	—	32
5,400,000 Series C convertible shares issued at September 30, 2011 and December 31, 2010; liquidation preference of $135,000,000	54	54
4,600,000 Series D shares issued at September 30, 2011 and December 31, 2010; liquidation preference of $115,000,000	46	46
3,450,000 Series E convertible shares issued at September 30, 2011 and December 31, 2010; liquidation preference of $86,250,000	35	35
Additional paid-in-capital	1,717,702	1,785,371
Treasury shares at cost: 1,335,879 and 1,226,472 common shares at September 30, 2011 and December 31, 2010, respectively	(44,834)	(39,762)
Accumulated other comprehensive income	22,699	38,842
Distributions in excess of net income	(227,493)	(181,856)

Entertainment Properties Trust shareholders’ equity	1,468,689	1,603,239

Noncontrolling interests	28,032	28,019

Equity	1,496,721	1,631,258

Total liabilities and equity	$2,725,897	$2,923,420

See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST

Consolidated Statements of Income

(Unaudited)

(Dollars in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Rental revenue	$56,849	$56,795	$168,255	$163,338
Tenant reimbursements	4,419	4,153	13,596	12,443
Other income	165	235	320	485
Mortgage and other financing income	14,562	13,295	41,881	38,900

Total revenue	75,995	74,478	224,052	215,166

Property operating expense	5,960	6,675	18,709	17,975
Other expense	629	340	1,823	716
General and administrative expense	4,555	4,076	15,127	13,795
Costs associated with loan refinancing	—	—	6,163	11,383
Interest expense, net	17,911	19,227	54,021	53,067
Transaction costs	148	11	1,497	376
Provision for loan losses	—	—	—	700
Impairment charges	—	—	27,115	—
Depreciation and amortization	12,036	11,582	35,887	33,457

Income before equity in income from joint ventures and discontinued operations	34,756	32,567	63,710	83,697
Equity in income from joint ventures	676	706	2,231	1,362

Income from continuing operations	$35,432	$33,273	$65,941	$85,059

Discontinued operations:
Income (loss) from discontinued operations	115	1,572	1,990	(6,640)
Impairment charges	—	—	(8,941)	—
Gain on acquisition	—	—	—	8,468
Transaction costs	—	—	—	(7,270)
Gain (loss) on sale of real estate	16	198	18,309	(736)

Net income	35,563	35,043	77,299	78,881
Add: Net loss (income) attributable to noncontrolling interests	(11)	(34)	(13)	1,791

Net income attributable to Entertainment Properties Trust	35,552	35,009	77,286	80,672
Preferred dividend requirements	(7,034)	(7,552)	(22,138)	(22,655)
Series B preferred share redemption costs	(2,769)	—	(2,769)	—

Net income available to common shareholders of Entertainment Properties Trust	$25,749	$27,457	$52,379	$58,017

Per share data attributable to Entertainment Properties Trust common shareholders:
Basic earnings per share data:
Income from continuing operations	$0.55	$0.55	$0.88	$1.39
Income (loss) from discontinued operations	—	0.04	0.24	(0.09)

Net income available to common shareholders	$0.55	$0.59	$1.12	$1.30

Diluted earnings per share data:
Income from continuing operations	$0.55	$0.55	$0.88	$1.38
Income (loss) from discontinued operations	—	0.03	0.24	(0.09)

Net income available to common shareholders	$0.55	$0.58	$1.12	$1.29

Shares used for computation (in thousands):
Basic	46,680	46,511	46,611	44,757
Diluted	46,918	46,809	46,874	45,037

See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST

Consolidated Statement of Changes in Equity

Nine Months Ended September 30, 2011

(Unaudited)

(Dollars in thousands)

	Entertainment Properties Trust Shareholders
	Common Stock		Preferred Stock		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income	Distributions in excess of net income	Noncontrolling Interests	Total
	Shares	Par	Shares	Par
Balance at December 31, 2010	47,769,422	$477	16,650,000	$167	$1,785,371	$(39,762)	$38,842	$(181,856)	$28,019	$1,631,258
Restricted share units issued to Trustees	10,519	—	—	—	502	—	—	—	—	502
Issuance of nonvested shares, including nonvested shares issued for the payment of bonuses	137,020	1	—	—	1,967	—	—	—	—	1,968
Amortization of nonvested shares	—	—	—	—	3,178	—	—	—	—	3,178
Share option expense	—	—	—	—	562	—	—	—	—	562
Foreign currency translation adjustment	—	—	—	—	—	—	(2,679)	—	—	(2,679)
Foreign currency translation gain reclassified from accumulated other comprehensive income into earnings from the substantial liquidation of foreign net assets	—	—	—	—	—	—	(23,236)	—	—	(23,236)
Change in unrealized gain/loss on derivatives	—	—	—	—	—	—	5,186	—	—	5,186
Loss reclassified from accumulated other comprehensive income into earnings from termination of interest rate swaps	—	—	—	—	—	—	4,586	—	—	4,586
Net income	—	—	—	—	—	—	—	77,286	13	77,299
Purchase of 66,368 common shares for treasury	—	—	—	—	—	(3,070)	—	—	—	(3,070)
Issuances of common shares	8,313	1	—	—	384	—	—	—	—	385
Redemption of Series B preferred shares	—	—	(3,200,000)	(32)	(77,229)	—	—	(2,769)	—	(80,030)
Stock option exercises, net	135,196	1	—	—	2,967	(2,002)	—	—	—	966
Dividends to common and preferred shareholders	—	—	—	—	—	—	—	(120,154)	—	(120,154)

Balance at September 30, 2011	48,060,470	$480	13,450,000	$135	$1,717,702	$(44,834)	$22,699	$(227,493)	$28,032	$1,496,721

See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$35,563	$35,043	$77,299	$78,881

Other comprehensive income:
Foreign currency translation adjustment	(12,237)	13,939	(2,679)	7,090
Change in unrealized gain (loss) on derivatives	9,032	(5,139)	5,186	(4,738)

Comprehensive income	32,358	43,843	79,806	81,233
Comprehensive loss (income) attributable to the noncontrolling interests	(11)	(34)	(13)	1,791

Comprehensive income attributable to Entertainment Properties Trust	$32,347	$43,809	$79,793	$83,024

See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2011	2010
Operating activities:
Net income	$77,299	$78,881
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	700
Non-cash impairment charges	27,115	—
Loss (income) from discontinued operations	(11,358)	6,178
Costs associated with loan refinancing (non-cash portion)	1,759	3,067
Equity in income from joint ventures	(2,231)	(1,362)
Distributions from joint ventures	2,176	1,651
Depreciation and amortization	35,887	33,457
Amortization of deferred financing costs	2,821	3,346
Share-based compensation expense to management and trustees	4,211	3,522
Decrease (increase) in restricted cash	1,225	(478)
Increase in mortgage notes accrued interest receivable	(410)	(828)
Decrease (increase) in accounts receivable, net	848	(3,006)
Decrease in notes receivable accrued interest	72	28
Increase in direct financing lease receivable	(3,795)	(3,504)
Increase in other assets	(2,565)	(3,539)
Increase (decrease) in accounts payable and accrued liabilities	(1,434)	5,438
Decrease in unearned rents and interest	(124)	(622)

Net operating cash provided by continuing operations	131,496	122,929
Net operating cash provided by discontinued operations	3,955	4,211

Net cash provided by operating activities	135,451	127,140

Investing activities:
Acquisition of rental properties and other assets	(46,427)	(129,043)
Proceeds from sale of real estate	1,700	—
Investment in unconsolidated joint ventures	(3,245)	(15,647)
Investment in mortgage notes receivable	(9,390)	(5,247)
Cash paid related to Cappelli settlement	—	(4,586)
Investment in direct financing leases, net	(2,118)	(51,833)
Additions to properties under development	(44,230)	(3,172)

Net cash used by investing activities of continuing operations	(103,710)	(209,528)
Net cash used by other investing activities of discontinued operations	(58)	(112,312)
Net proceeds from sale of real estate from discontinued operations	224,912	6,301

Net cash provided (used) by investing activities	121,144	(315,539)

Financing activities:
Proceeds from long-term debt facilities	328,000	740,225
Principal payments on long-term debt	(379,428)	(572,007)
Deferred financing fees paid	(1,002)	(11,579)
Redemption of preferred shares	(80,030)	—
Net proceeds from issuance of common shares	195	141,095
Impact of stock option exercises, net	966	(982)
Purchase of common shares for treasury	(3,070)	(2,182)
Contribution paid from noncontrolling interests	—	11
Dividends paid to shareholders	(119,164)	(108,549)

Net cash provided (used) by financing activities of continuing operations	(253,533)	186,032
Net cash used by financing activities of discontinued operations	—	(6,285)

Net cash provided (used) by financing activities	(253,533)	179,747
Effect of exchange rate changes on cash	(536)	374

Net increase (decrease) in cash and cash equivalents	2,526	(8,278)
Cash and cash equivalents at beginning of the period	11,776	23,138

Cash and cash equivalents at end of the period	$14,302	$14,860

Supplemental information continued on next page.

ENTERTAINMENT PROPERTIES TRUST

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2011	2010
Supplemental schedule of non-cash activity:
Transfer of property under development to rental property	$20,529	$3,717
Transfer of property under development to investments in direct financing leases	$14,571	$—
Acquisition of real estate in exchange for assumption of debt at fair value	$4,109	$—
Issuance of nonvested shares and restricted share units at fair value, including nonvested shares issued for payment of bonuses	$6,785	$4,718
Receipt of 86,056 common shares in payment of shareholder loans	$—	$3,261
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$57,652	$49,489
Cash paid (received) during the period for income taxes	$(212)	$206

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

2. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. In addition, operating results for the nine month period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Revenue Recognition

Rents that are fixed and determinable are recognized on a straight-line basis over the minimum terms of the leases. Base rent escalation on leases that are dependent upon increases in the Consumer Price Index (CPI) is recognized when known. In addition, most of the Company’s tenants are subject to additional rents if gross revenues of the properties exceed certain thresholds defined in the lease agreements (percentage rents). Percentage rents as well as participating interest for those mortgage agreements that contain similar such clauses are recognized at the time when specific triggering events occur as provided by the lease or mortgage agreements. Rental revenue included percentage rents of $1.0 million and $1.5 million for the nine months ended September 30, 2011 and 2010, respectively. Mortgage and other financing income included participating interest income of $0.4 million for the nine months ended September 30, 2011. No participating interest income was recognized for the nine months ended September 30, 2010. Lease termination fees are recognized when the related leases are canceled and the Company has no obligation to provide services to such former tenants. Termination fees of $1.1 million were recognized during the nine months ended September 30, 2011 of which $1.0 million has been classified within discontinued operations. See Note 16 for further details. No termination fees were recognized during the nine months ended September 30, 2010.

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

The Company evaluates the held-for-sale classification of its real estate each quarter. Assets that are classified as held for sale are recorded at the lower of their carrying amount or fair value less costs to sell. Assets are generally classified as held for sale once management has initiated an active program to market them for sale and has received a firm purchase commitment that is expected to close within one year. The results of operations of these real estate properties are reflected as discontinued operations in all periods reported. On occasion, the Company will receive unsolicited offers from third parties to buy individual Company properties. Under these circumstances, the Company will classify the properties as held for sale when a sales contract is executed with no contingencies and the prospective buyer has funds at risk to ensure performance.

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

Concentrations of Risk

American Multi-Cinema, Inc. (AMC) is the lessee of a substantial portion (36%) of the megaplex theatre rental properties held by the Company (including joint venture properties) at September 30, 2011 as a result of a series of sale leaseback transactions pertaining to a number of AMC megaplex theatres. A substantial portion of the Company’s total revenues (approximately $79.2 million or 35% and $79.9 million or 37% for the nine months ended September 30, 2011 and 2010, respectively) result from the revenue by AMC under the leases, or its parent, AMC Entertainment, Inc. (AMCE), as the guarantor of AMC’s obligations under the leases. AMCE had total assets of $3.7 billion and $3.7 billion, total liabilities of $3.4 billion and $2.9 billion and total stockholders’ equity of $360 million and $761 million at March 31, 2011 and April 1, 2010, respectively. AMCE had a net loss of $122.9 million for the fifty-two weeks ended March 31, 2011, net earnings of $69.8 million for the fifty-two weeks ended April 1, 2010 and a net loss of $81.2 million for the fifty-two weeks ended April 2, 2009. In addition, AMCE had net earnings of $285 thousand for the thirteen weeks ended June 30, 2011. AMCE has publicly held debt and the foregoing financial information was reported in its consolidated financial information which is publicly available.

For the nine months ended September 30, 2011 and 2010, approximately $32.0 million or 14%, and $30.2 million or 14%, respectively, of total revenue was derived from the Company’s four entertainment retail centers in Ontario, Canada. The Company acquired Toronto Dundas Square, a 13-level entertainment retail center located in downtown Toronto, consisting of 330,000 square feet of net rentable area and a signage business consisting of 25,000 square feet of digital and static signage, on March 4, 2010. As further described in Note 5, on March 29, 2011, the Company sold this entertainment retail center and accordingly, the results of operations of the property have been classified within discontinued operations. The Company’s wholly owned subsidiaries that hold the four Canadian entertainment retail centers and third-party debt represent approximately $139.4 million or 9% of the Company’s net assets as of September 30, 2011. The Company’s wholly owned subsidiaries that hold the Canadian entertainment retail centers (including Toronto Dundas Square) and third-party debt represent approximately $355.2 million or 22% of the Company’s net assets as of December 31, 2010.

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

Share based compensation expense consists of share option expense, amortization of nonvested share grants, and shares and share units issued to non-employee Trustees for payment of their annual retainers. Share based compensation is included in general and administrative expense in the accompanying consolidated statements of income, and totaled $4.2 million and $3.5 million for the nine months ended September 30, 2011 and 2010, respectively.

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

The expense related to share options included in the determination of net income for the nine months ended September 30, 2011 and 2010 was $562 thousand and $503 thousand, respectively. The following assumptions were used in applying the Black-Scholes option pricing model at the grant dates: risk-free interest rate of 2.5% to 3.1% and 2.6% to 3.1% for the nine months ended September 30, 2011 and 2010, respectively, dividend yield of 6.4% and 6.6% for the nine months ended September 30, 2011 and 2010, respectively, volatility factors in the expected market price of the Company’s common shares of 39.8% and 39.5% for the nine months ended September 30, 2011 and 2010, respectively, no expected forfeitures and an expected life of eight years. The Company uses historical data to estimate the expected life of the option and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Additionally, expected volatility is computed based on the average historical volatility of the Company’s publicly traded shares.

Nonvested Shares Issued to Employees

The Company grants nonvested shares to employees pursuant to both the Annual Incentive Program and the Long-Term Incentive Plan. The Company amortizes the expense related to the nonvested shares awarded to employees under the Long-Term Incentive Plan and the premium awarded under the nonvested share alternative of the Annual Incentive Program on a straight-line basis over the future vesting period (three to five years). Total expense recognized related to shares issued to employees was $3.2 million and $2.7 million for the nine months ended September 30, 2011 and 2010, respectively.

Restricted Share Units Issued to Non-Employee Trustees

The Company issues restricted share units to non-employee Trustees for payment of their annual retainers. The fair value of the share units granted was based on the share price at the date of grant. The share units vest upon the earlier of the day preceding the next annual meeting of shareholders or a change of control. The settlement date for the shares is selected by the non-employee Trustee, and ranges from one year from the grant date to upon termination of service. This expense was amortized by the Company on a straight-line basis over the year of service by the non-employee Trustees. Total expense recognized related to such shares issued to non-employee Trustees was $367 thousand and $327 thousand for the nine months ended September 30, 2011 and 2010, respectively.

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

Reclassifications

Certain reclassifications have been made to the prior period amounts to conform to the current period presentation.

3. Rental Properties

The following table summarizes the carrying amounts of rental properties as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Buildings and improvements	$1,573,989	$1,707,180
Furniture, fixtures & equipment	54,738	71,866
Land	492,956	537,929

	2,121,683	2,316,975
Accumulated depreciation	(322,736)	(296,784)

Total	$1,798,947	$2,020,191

Depreciation expense on rental properties was $33.6 million and $32.9 million for the nine months ended September 30, 2011 and 2010, respectively.

4. Impairment Charges

During the three months ended June 30, 2011, the Company entered into an agreement to sell one of its vineyard and winery properties. During the three months ended March 31, 2011, the Company recorded an impairment charge of $1.8 million, which is the amount that the carrying value of the assets exceeds the estimated fair market value. The sale of this property is expected to close within a year. This asset has been classified as held for sale in the accompanying consolidated balance sheet and the results of operations have been classified within discontinued operations. See Note 16 for further details.

During the three months ended June 30, 2011, the Company engaged outside brokers to list all of its winery and vineyard properties for sale or lease with the primary focus on selling all of these assets within the next two years. Management estimated the fair values of these properties taking into account various factors, including the shortened holding period, current market conditions as well as independent appraisals prepared as of June 30, 2011 for most of the properties utilizing a leased fee or fee simple approach as applicable. It was determined that the carrying value of seven of the Company’s vineyard and winery properties exceeded the estimated fair values by $34.3 million, and an impairment charge was recorded in the second quarter for this amount. Subsequent to June 30, 2011, one of these properties was sold. Accordingly, the related results of operations including the impairment charge of $7.1 million for this property have been classified within discontinued operations. See Note 16 for further details.

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

On March 29, 2011 the Company sold its Toronto Dundas Square entertainment retail center and related signage business in downtown Toronto. The gross sale proceeds were approximately $226 million Canadian (CAD) and the net sales proceeds, after selling costs, were $222.7 million CAD. The acquirer did not purchase any of the pre-acquisition receivables, payables or accrued liabilities and the purchase and sale agreement called for the establishment of $15.3 million CAD of escrow accounts primarily for the payment of previously accrued property taxes. This amount has been netted against the net proceeds from sale of real estate from discontinued operations in the consolidated statement of cash flows for the nine months ended September 30, 2011. The net proceeds from this sale, after the aforementioned escrows, were converted to U.S. dollars primarily through a foreign currency forward contract that was entered into on February 3, 2011 and designated as a net investment hedge. This forward contract allowed the Company to sell $200 million CAD for $201.5 million U.S. The Company used the proceeds to pay down its revolving line of credit and recorded a net gain of $18.3 million U.S. on the sale of real estate, including the impact of foreign currency and the settlement of the forward contract. The results of operations of the project have been classified within discontinued operations retroactively through the first quarter of 2010 as the project was purchased on March 4, 2010 (see Note 16 for further details). During the third quarter of 2011, approximately $8.8 million CAD was paid from reserves leaving an outstanding balance of $6.5 million CAD at September 30, 2011. As of September 30, 2011, the Company’s consolidated balance sheet includes $7.1 million CAD of assets and $6.7 million CAD of liabilities related to Toronto Dundas Square; however, the Company has no significant continuing involvement with the ownership or operation of the project.

In conjunction with the sale by Ascentia Wine Estates (Ascentia) of the Gary Farrell brand and related inventory assets on April 28, 2011, the Company elected to sell its winery assets to the same buyer. As a result, the Company terminated its lease on these assets with Ascentia and was paid $2.0 million in outstanding receivables and a $1.0 million lease termination fee that is included in income from discontinued operations in the accompanying consolidated statements of income for the nine months ended September 30, 2011. In addition, the Company received $6.5 million from the buyer for its winery assets, which was equal to the net book value of such assets. This transaction was contemplated by the modification agreement between the Company and Ascentia dated January 13, 2011. The results of operations of this property have been classified within discontinued operations. See Note 16 for further details.

On July 29, 2011, the Company acquired the improvements and ground lease interest of the Pinstripes entertainment facility in Northbrook, Illinois for a purchase price of approximately $7.0 million. The 34,000 square foot facility, which has been operating for more than a year, features bowling, bocce, upscale food and beverage, and other entertainment offerings. The facility is leased to Pinstripes Northbrook under a 15-year triple-net lease, with additional options to renew, and is guaranteed by Pinstripes, Inc.

On August 2, 2011, the Company acquired development land in Colorado for a purchase price of $1.1 million. As a part of this transaction, the Company has agreed to finance an additional $7.0 million for construction of a public charter school that will be leased to HighMark Development (HighMark) under a long-term triple-net lease commencing upon completion of the development.

During the three months ended September 30, 2011, the Company completed development of three public charter school properties that are also leased to HighMark under long-term triple-net leases; one located in Arizona and two in Colorado. The total combined development cost for these three public charter schools was approximately $21.0 million, which is included in investment in direct financing lease, net, in the accompanying consolidated balance sheet. See Note 6 for further details.

During the three months ended September 30, 2011, the Company completed development of a public charter school property located in Louisiana that is leased under a long-term triple-net lease to Charter Schools Development Corporation. The total development cost (including land and building) was approximately $6.7 million.

During the three months ended September 30, 2011, the Company completed development of a public charter school property located in Arizona that is leased under a long-term triple-net lease to Phoenix Charter Properties, LLC. The total development cost (including land and building) was approximately $5.5 million.

During the three months ended September 30, 2011, the Company completed development of a public charter school property located in Arizona that is leased under a long-term triple-net lease to American Leadership Academy. The total development cost (including land and building) was approximately $9.3 million.

During the nine months ended September 30, 2011, the Company advanced $9.4 million under its secured mortgage loan agreements with SVV I, LLC and an affiliate of SVV I, LLC (together SVVI) to provide for additional improvements made to the Kansas City, Kansas and Texas water-parks. The carrying value of this mortgage note receivable at September 30, 2011 was $178.8 million.

On August 16, 2011, the Company completed the sale of the tasting room portion of its Buena Vista winery facility in Sonoma California for $1.7 million and no gain or loss on sale was recognized.

On September 20, 2011, the Company completed the sale of a 60 acre vineyard and winery facility in Paso Robles, California, for $13.3 million and a gain on sale of $16 thousand was recognized during the three months ended September 30, 2011. As further detailed in Note 16, the results of operations of the property have been classified within discontinued operations.

6. Investments in Direct Financing Leases

Investments in direct financing leases relate to the Company’s master lease with Imagine Schools, Inc. related to 27 public charter school properties and the Company’s lease agreements with HighMark related to three public charter school properties. Investments in direct financing leases, net, represents estimated unguaranteed residual values of leased assets and net unpaid rentals, less related deferred income. The following table summarizes the carrying amounts of investments in direct financing leases, net, as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Total minimum lease payments receivable	$757,053	$699,069
Estimated unguaranteed residual value of leased assets	236,879	213,885
Less deferred income (1)	(740,588)	(686,521)

Investments in direct financing leases, net	$253,344	$226,433

(1)	Deferred income is net of $1.9 million and $1.8 million of initial direct costs at September 30, 2011 and December 31, 2010, respectively.

Additionally, the Company determined that no allowance for losses related to the direct financing leases was necessary at September 30, 2011 or December 31, 2010.

The Company’s direct financing leases have expiration dates ranging from approximately 21 to 25 years. Future minimum rentals receivable on direct financing leases at September 30, 2011 are as follows (in thousands):

Amount
Year:
2011	$6,207
2012	25,307
2013	26,007
2014	26,745
2015	27,547
Thereafter	645,240

Total	$757,053

7. Accounts Receivable, Net

The following table summarizes the carrying amounts of accounts receivable, net, as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Receivable from tenants	$9,115	$11,634
Receivable from non-tenants	410	155
Receivable from Canada Revenue Agency	829	3,293
Straight-line rent receivable	25,935	27,003
Deferred rent receivable (1)	4,420	4,420
Allowance for doubtful accounts	(6,320)	(6,691)

Total	$34,389	$39,814

(1)	Rent deferral payments of $3.4 million are guaranteed by a private equity firm. During the year ended December 31, 2010, the Company also granted an additional rent deferral of $1.0 million that is not guaranteed by the private equity firm. This amount has been fully reserved at September 30, 2011. Rent deferral payments are due on or before June 9, 2012 and bear interest at 8.7%.

8. Unconsolidated Real Estate Joint Ventures

At September 30, 2011, the Company had a 36.0% and 25.7% investment interest in two unconsolidated real estate joint ventures, Atlantic-EPR I and Atlantic-EPR II, respectively. The Company accounts for its investment in these joint ventures under the equity method of accounting.

On May 1, 2010, the Company contributed an additional $14.9 million in equity to Atlantic-EPR I to pay off the Partnership’s long-term debt at its maturity. Pursuant to the partnership agreement, the Company is entitled to earn a priority return of 15% on its additional contribution. Accordingly, the Company recognized income of $1.9 million and $1.3 million from its investment in the Atlantic-EPR I joint venture during the first nine months of 2011 and 2010, respectively. The Company also received distributions from Atlantic-EPR I of $1.9 million and $1.3 million during the first nine months of 2011 and 2010, respectively. Unaudited condensed financial information for Atlantic-EPR I is as follows as of and for the nine months ended September 30, 2011 and 2010 (in thousands):

	2011	2010
Rental properties, net	$26,185	$26,829
Cash	677	1
Partners’ equity	26,943	26,980
Rental revenue	2,958	3,368
Net income	738	1,483

The Company recognized income of $279 and $261 (in thousands) from its investment in the Atlantic-EPR II joint venture during the first nine months of 2011 and 2010, respectively. The Company also received distributions from Atlantic-EPR II of $310 and $290 (in thousands) during the first nine months of 2011 and 2010, respectively. Unaudited condensed financial information for Atlantic-EPR II is as follows as of and for the nine months ended September 30, 2011 and 2010 (in thousands):

	2011	2010
Rental properties, net	$20,691	$21,152
Cash	159	131
Long-term debt (due September 2013)	12,320	12,689
Note payable to Entertainment Properties Trust	117	117
Partners’ equity	8,116	8,230
Rental revenue	2,167	2,167
Net income	1,040	1,023

The joint venture agreements for Atlantic-EPR I and Atlantic-EPR II allow the Company’s partner, Atlantic of Hamburg, Germany (“Atlantic”), to exchange up to a maximum of 10% of its ownership interest per year in each of the joint ventures for common shares of the Company or, at the Company’s discretion, the cash value of those shares as defined in each of the joint venture agreements. During 2010, the Company paid Atlantic cash of $679 and $186 (in thousands) in exchange for additional ownership of 3.1% and 1.6% for Atlantic-EPR I and Atlantic-EPR II, respectively. During the nine months ended September 30, 2011, the Company has paid Atlantic cash of $1.8 million and $0.3 million in exchange for additional ownership of 8.0% and 2.0% for Atlantic-EPR I and Atlantic-EPR II, respectively. These exchanges did not impact total partners’ equity in either Atlantic-EPR I or Atlantic-EPR II.

In addition, as of September 30, 2011 and December 31, 2010, the Company had invested $4.2 million and $2.9 million, respectively, in unconsolidated joint ventures for three theatre projects located in China. The Company recognized income of $54 and a loss of $180 (in thousands) from its investment in these joint ventures for the nine months ended September 30, 2011 and 2010, respectively.

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

During March 2011, the Company exercised a portion of the accordion feature on its unsecured revolving credit facility. As a result of this exercise, the Company’s unsecured revolving credit facility capacity was expanded from $320.0 million to $382.5 million. As further discussed in Note 19, as of October 13, 2011, the Company refinanced its unsecured revolving credit facility.

On June 22, 2011, the Company completed its offer to exchange its $250 million aggregate principal amount of 7.750% senior notes due 2020, which were issued in a private placement (the original notes), for an equal principal amount of its 7.750% senior notes due 2020, which have been registered under the Securities Act of 1933, as amended. Pursuant to the exchange offer, $250 million aggregate principal amount, or 100%, of the original notes were validly tendered and accepted for exchange. The exchange offer was made to satisfy the Company’s obligations under a registration rights agreement entered into on June 30, 2010 in connection with the issuance of the original notes, and does not represent a new financing transaction.

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

Consolidated VIEs

As of September 30, 2011, the carrying amounts of the VIEs’ assets that were consolidated totaled $22.6 million. Those assets are owned by the VIEs, not the Company. A VIE’s assets can only be used to settle obligations of a VIE. The VIEs are not guarantors of the Company’s debts. In addition, the assets held by a VIE usually are collateral for that VIE’s debt, if any.

The Company’s consolidated VIEs consist of a 50% interest in Suffolk Retail LLC, which owns an entertainment retail center in Suffolk, Virginia as well as two other 50% joint ventures to explore certain investment opportunities.

Unaudited financial information including the carrying amounts and classification of these VIEs’ significant assets and liabilities are as follows as of and for the nine months ended September 30, 2011(in thousands):

Rental properties, net	$18,731
Property under development	3,036
Other assets	751
Total assets	22,561
Total liabilities	124
Noncontrolling interests	4
Total revenue	1,042
Net income	158

Unconsolidated VIE

At September 30, 2011, the Company’s recorded investment in SVVI, a VIE that is unconsolidated, was $178.8 million. This amount represents the Company’s maximum exposure to loss as it is the amount committed by the Company per the mortgage note agreements plus related accrued interest receivable of $409 thousand at September 30, 2011.

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

During the year ended December 31, 2010, the Company terminated three of its interest rate swap agreements in connection with the payoff of the related debt. These interest rate swaps had a combined outstanding notional amount of $118.6 million at termination and $8.7 million was reclassified into earnings as an expense during the year ended December 31, 2010, as the forecasted future transactions were no longer probable. On February 7, 2011, the remaining interest rate swap agreements were terminated as the related loan agreements were paid in full. These interest rate swaps had a combined notional amount of $87.7 million at termination and $4.6 million was reclassified into earnings as an expense during the nine months ended September 30, 2011, as the forecasted future transactions were no longer probable.

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

At September 30, 2011, the Company’s cross-currency swaps had a fixed notional value of $76.0 million CAD and $71.5 million U.S. The net effect of these swaps is to lock in an exchange rate of $1.05 CAD per U.S. dollar on approximately $13 million of annual CAD denominated cash flows on the properties through February 2014.

Additionally, the Company has entered into foreign currency forward agreements to hedge the currency fluctuations related to the cash flows of these properties. These foreign currency forwards settled or settle at the end of each month from April to December 2011 and lock in an exchange rate of $0.99 CAD per U.S. dollar on approximately $500 thousand of monthly CAD denominated cash flows.

The effective portion of changes in the fair value of foreign currency derivatives designated and that qualify as cash flow hedges of foreign exchange risk is recorded in accumulated other comprehensive income (AOCI) and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative, as well as amounts excluded from the assessment of hedge effectiveness, is recognized directly in earnings. No hedge ineffectiveness on foreign currency derivatives has been recognized for the nine months ended September 30, 2011.

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

For foreign currency derivatives designated as net investment hedges, the effective portion of changes in the fair value of the derivatives are reported in AOCI as part of the cumulative translation adjustment. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness on net investment hedges has been recognized for the nine months ended September 30, 2011. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated.

See Note 12 for disclosure relating to the fair value of the Company’s derivative instruments. Below is a summary of the effect of derivative instruments on the consolidated statements of changes in equity and income for the three and nine months ended September 30, 2011 and 2010:

Effect of Derivative Instruments on the Consolidated Statements of Changes in Equity and

Income for the Three and Nine Months Ended September 30, 2011 and 2010

(Unaudited, dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
Description	2011	2010	2011	2010
Interest Rate Swaps
Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	—	(1,809)	(4,125)	(17,831)
Amount of Income (Expense) Reclassified from AOCI into Earnings (Effective Portion) (1)	—	(665)	(4,722)	(12,896)
Amount of Gain (Loss) Recognized in Earnings on Derivative (Ineffective Portion)	—	—	—	—

Cross Currency Swaps
Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	2,373	(1,357)	894	(354)
Amount of Income (Expense) Reclassified from AOCI into Earnings (Effective Portion) (2)	(172)	(20)	(671)	(49)
Amount of Gain (Loss) Recognized in Earnings on Derivative (Ineffective Portion)	—	—	—	—

Currency Forward Agreements
Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	6,483	(2,648)	(1,294)	512
Amount of Income (Expense) Reclassified from AOCI into Earnings (Effective Portion) (3)	(4)	10	(4,318)	10
Amount of Gain (Loss) Recognized in Earnings on Derivative (Ineffective Portion)	—	—	—	—

Total
Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	8,856	(5,814)	(4,525)	(17,673)
Amount of Income (Expense) Reclassified from AOCI into Earnings (Effective Portion)	(176)	(675)	(9,711)	(12,935)
Amount of Gain (Loss) Recognized in Earnings on Derivative (Ineffective Portion)	—	—	—	—

(1)	$4.6 million included in Costs associated with loan refinancing and $137 thousand included in Interest expense in the accompanying consolidated statements of income for the nine months ended September 30, 2011. $8.7 million included in Costs associated with loan refinancing in the accompanying consolidated statements of income for the nine months ended September 30, 2010. $0.7 million and $4.2 million included in Interest expense in the accompanying consolidated statements of income for the three and nine months ended September 30, 2010, respectively.
(2)	Included in Other expense in the accompanying consolidated statements of income.
(3)	$4.3 million included in Gain on sale of real estate in the accompanying consolidated statements of income for the nine months ended September 30, 2011. $4 thousand and $56 thousand included in Other expense in the accompanying consolidated statements of income for the three and nine months ended September 30, 2011, respectively.

Credit-Risk-Related Contingent Features

As of September 30, 2011, the Company had no derivatives in a liability position related to these agreements.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives also utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of September 30, 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives and therefore, has classified its derivatives as Level 2 within the fair value reporting hierarchy.

The table below presents the Company’s assets measured at fair value on a recurring basis as of September 30, 2011, aggregated by the level in the fair value hierarchy within which those measurements are classified and by derivative type.

Assets Measured at Fair Value on a Recurring Basis at September 30, 2011

(Unaudited, dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2011
Cross Currency
Swaps*	$—	$152	$—	$152

Currency Forward
Agreements*	$—	$1,377	$—	$1,377

*	Included in “Other assets” in the accompanying consolidated balance sheet.

Non-Recurring Fair Value Measurements

The table below presents the Company’s assets and liabilities measured at fair value on a non-recurring basis during the nine months ended September 30, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis During the

Nine Months Ended September 30, 2011

(Unaudited, dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Rental properties, net	$—	$—	$134,186	$134,186

Long-term debt	$—	$4,109	$—	$4,109

As further discussed in Note 4, during the nine months ended September 30, 2011, the Company recorded impairment charges of $36.1 million relating to adjustments to the carrying value of several of the Company’s winery and vineyard properties. The adjustment is the amount that the carrying value of the assets exceeds the estimated fair market value. Management estimated the fair values of these properties taking into account various factors, including the shortened holding period, current market conditions as well as independent appraisals prepared as of June 30, 2011 for most of the properties utilizing a leased fee or fee simple approach as applicable. Based on this input, the Company determined that its valuation of this investment was classified within Level 3 of the fair value hierarchy.

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

Fair Value of Financial Instruments

Management compares the carrying value and the estimated fair value of the Company’s financial instruments. The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instruments at September 30, 2011:

Mortgage notes receivable and related accrued interest receivable:

The fair value of the Company’s mortgage notes and related accrued interest receivable is estimated by discounting the future cash flows of each instrument using current market rates. At September 30, 2011, the Company had a carrying value of $315.2 million in fixed rate mortgage notes receivable outstanding, including related accrued interest, with a weighted average interest rate of approximately 8.44%. The fixed rate mortgage notes bear interest at rates of 7.00% to 10.46%. Discounting the future cash flows for fixed rate mortgage notes receivable using an estimated weighted average market rate of 10.04%, management estimates the fair value of the fixed rate mortgage notes receivable to be approximately $288.4 million at September 30, 2011.

Investment in a direct financing lease, net:

The fair value of the Company’s investment in a direct financing lease as of September 30, 2011 is estimated by discounting the future cash flows of the instrument using current market rates. At September 30, 2011, the Company had an investment in a direct financing lease with a carrying value of $253.3 million and a weighted average effective interest rate of 11.93%. The investment in direct financing lease bears interest at effective interest rates of 10.85% to 12.38%. The carrying value of the investment in a direct financing lease approximates the fair market value at September 30, 2011.

Cash and cash equivalents, restricted cash:

Due to the highly liquid nature of our short term investments, the carrying values of our cash and cash equivalents and restricted cash approximate the fair market values.

Accounts receivable, net:

The carrying values of accounts receivable approximate the fair market value at September 30, 2011.

Notes and related accrued interest receivable, net:

The fair value of the Company’s notes and related accrued interest receivable as of September 30, 2011 is estimated by discounting the future cash flows of each instrument using current market rates. At September 30, 2011, the Company had a carrying value of $5.1 million in fixed rate notes receivable outstanding, including related accrued interest and net of loan loss reserve, with a weighted average interest rate of approximately 8.41%. The fixed rate notes bear interest at rates of 6.00% to 15.00%. Discounting the future cash flows for fixed rate notes receivable using an estimated market rate of 9.41%, management estimates the fair value of the fixed rate notes receivable to be approximately $4.9 million at September 30, 2011.

Derivative instruments:

Derivative instruments are carried at their fair market value.

Debt instruments:

The fair value of the Company’s debt as of September 30, 2011 is estimated by discounting the future cash flows of each instrument using current market rates. At September 30, 2011, the Company had a carrying value of $205.6 million in variable rate debt outstanding with an average weighted interest rate of approximately 3.07%. Discounting the future cash flows for variable rate debt using an estimated market rate of 2.08%, management estimates the fair value of the variable rate debt to be approximately $215.3 million at September 30, 2011.

At September 30, 2011, the Company had a carrying value of $924.0 million in fixed rate long-term debt outstanding with an average weighted interest rate of approximately 6.54%. Discounting the future cash flows for fixed rate debt using an estimated market rate of 6.24%, management estimates the fair value of the fixed rate debt to be approximately $935.8 million at September 30, 2011.

At September 30, 2011, the Company had a capital lease obligation with a carrying value of $9.2 million. The carrying value of the capital lease obligation approximates the fair market value at September 30, 2011.

Accounts payable and accrued liabilities:

The carrying value of accounts payable and accrued liabilities approximates fair value due to the short term maturities of these amounts.

Common and preferred dividends payable:

The carrying values of common and preferred dividends payable approximate fair value due to the short term maturities of these amounts.

13. Redemption of Series B Preferred Shares

On August 31, 2011, the Company completed the redemption of all 3.2 million outstanding shares of its 7.75% Series B preferred shares. The shares were redeemed at a redemption price of $25.32 per share. This price is the sum of the $25.00 per share liquidation preference and a quarterly dividend per share of $0.484375 prorated through the redemption date. In conjunction with the redemption, the Company recognized a charge representing the original issuance costs that were paid in 2005 and other redemption related expenses. The Series B preferred share redemption costs, which reduced net income available to common shareholders for the three and nine months ended September 30, 2011, were $2.8 million.

14. Earnings Per Share

The following table summarizes the Company’s computation of basic and diluted earnings per share (EPS) for the three and nine months ended September 30, 2011 and 2010 (unaudited, amounts in thousands except per share information):

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Income (numerator)	Shares (denominator)	Per Share Amount	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Income from continuing operations	$35,432			$65,941
Less: preferred dividend requirements and redemption costs	(9,803)			(24,907)
Noncontrolling interest adjustments	(11)			(13)

Income from continuing operations available to common shareholders	$25,618	46,680	$0.55	$41,021	46,611	$0.88

Income from discontinued operations available to common shareholders	$131			$11,358
Noncontrolling interest adjustments	—			—

Income from discontinued operations	$131	46,680	—	$11,358	46,611	0.24

Net income available to common shareholders	$25,749	46,680	$0.55	$52,379	46,611	$1.12

Diluted EPS:
Income from continuing operations available to common shareholders	$25,618	46,680		$41,021	46,611
Effect of dilutive securities:
Share options	—	238		—	263

Income from continuing operations available to common shareholders	$25,618	46,918	$0.55	$41,021	46,874	$0.88

Income from discontinued operations available to common shareholders	$131	46,918	—	$11,358	46,874	0.24

Net income available to common shareholders	$25,749	46,918	$0.55	$52,379	46,874	$1.12

	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
	Income (numerator)	Shares (denominator)	Per Share Amount	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Income from continuing operations	$33,273			$85,059
Less: preferred dividend requirements	(7,552)			(22,655)
Noncontrolling interest adjustments	(34)			(114)

Income from continuing operations available to common shareholders	$25,687	46,511	$0.55	$62,290	44,757	$1.39

Loss from discontinued operations available to common shareholders	$1,770			$(6,178)
Noncontrolling interest adjustments	—			1,905

Loss from discontinued operations	$1,770	46,511	0.04	$(4,273)	44,757	(0.09)

Net income available to common shareholders	$27,457	46,511	$0.59	$58,017	44,757	$1.30

Diluted EPS:
Income from continuing operations available to common shareholders	$25,687	46,511		$62,290	44,757
Effect of dilutive securities:
Share options	—	298		—	280

Income from continuing operations available to common shareholders	$25,687	46,809	$0.55	$62,290	45,037	$1.38

Loss from discontinued operations available to common shareholders	$1,770	46,809	$0.03	$(4,273)	45,037	$(0.09)

Net income available to common shareholders	$27,457	46,809	$0.58	$58,017	45,037	$1.29

The additional 1.9 million common shares that would result from the conversion of the Company’s 5.75% Series C cumulative convertible preferred shares and the additional 1.6 million common shares that would result from the conversion of the Company’s 9.0% Series E cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2011 and 2010 because the effect is anti-dilutive.

15. Equity Incentive Plans

All grants of common shares and options to purchase common shares were issued under the 1997 Share Incentive Plan prior to May 9, 2007, and under the 2007 Equity Incentive Plan on and after May 9, 2007. Under the 2007 Equity Incentive Plan, an aggregate of 1,950,000 common shares, options to purchase common shares and restricted share units, subject to adjustment in the event of certain capital events, may be granted. At September 30, 2011, there were 675,941 shares available for grant under the 2007 Equity Incentive Plan.

Share Options

Share options granted under both the 1997 Share Incentive Plan and the 2007 Equity Incentive Plan have exercise prices equal to the fair market value of a common share at the date of grant. The options may be granted for any reasonable term, not to exceed 10 years, and for employees typically become exercisable at a rate of 25% per year over a four-year period. For non-employee Trustees, share options are vested upon issuance, however, the share options may not be exercised for a one-year period subsequent to the grant date. The Company generally issues new common shares upon option exercise. A summary of the Company’s share option activity and related information is as follows:

	Number of Shares	Option Price Per Share	Weighted Average Exercise Price
Outstanding at
December 31, 2010	1,071,096	$16.05 – $65.50	$32.00
Exercised	(135,196)	18.18 – 42.46	21.96
Granted	70,266	45.73 – 47.77	46.19
Forfeited	(3,333)	16.05 – 16.05	16.05

Outstanding at
September 30, 2011	1,002,833	18.18 – 65.50	34.41

The weighted average fair value of options granted was $9.29 and $7.27 during the nine months ended September 30, 2011 and 2010, respectively. The intrinsic value of stock options exercised was $2.9 million and $3.4 million during the nine months ended September 30, 2011 and 2010, respectively. Additionally, the Company repurchased 43,039 shares into treasury shares in conjunction with the stock options exercised during the nine months ended September 30, 2011 with a total value of $2.0 million. At September 30, 2011, stock-option expense to be recognized in future periods was $1.1 million.

The following table summarizes outstanding options at September 30, 2011:

Exercise price range	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)
$ 18.18 – 19.99	310,807	7.3
20.00 – 29.99	172,304	1.4
30.00 – 39.99	96,303	4.4
40.00 – 49.99	310,066	5.9
50.00 – 59.99	10,000	6.6
60.00 – 65.50	103,353	5.3

	1,002,833	5.4	$34.41	$9,030

The following table summarizes exercisable options at September 30, 2011:

Exercise price range	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)
$ 18.18 – 19.99	110,679	7.4
20.00 – 29.99	172,304	1.4
30.00 – 39.99	72,189	3.1
40.00 – 49.99	209,978	4.8
50.00 – 59.99	10,000	6.6
60.00 – 65.50	84,686	5.3

	659,836	4.3	$36.51	$4,845

Nonvested Shares

A summary of the Company’s nonvested share activity and related information is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Life Remaining
Outstanding at
December 31, 2010	372,308	$33.89
Granted	137,020	45.85
Vested	(158,465)	34.90

Outstanding at
September 30, 2011	350,863	38.11	1.03

The holders of nonvested shares have voting rights and receive dividends from the date of grant. These shares vest ratably over a period of three to five years. The fair value of the nonvested shares that vested during the nine months ended September 30, 2011 and 2010 was $7.3 million and $5.0 million, respectively. At September 30, 2011, unamortized share-based compensation expense related to nonvested shares was $6.6 million.

Restricted Share Units

A summary of the Company’s restricted share unit activity and related information is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Life Remaining
Outstanding at
December 31, 2010	10,506	$44.98
Granted	10,519	47.77
Vested	(10,506)	44.98

Outstanding at
September 30, 2011	10,519	47.77	0.61

The holders of restricted share units have voting rights and receive dividends from the date of grant. The share units vest upon the earlier of the day preceding the next annual meeting of shareholders or a change of control. The settlement date for the shares is selected by the non-employee Trustee, and ranges from one year from the grant date to upon termination of service. At September 30, 2011, unamortized share-based compensation expense related to restricted share units was $293 thousand.

16. Discontinued Operations

Included in discontinued operations for the nine months ended September 30, 2011 and 2010 is the operations of Toronto Dundas Square which was purchased out of receivership on March 4, 2010 and subsequently sold on March 29, 2011, as well as the operations of the Gary Farrell winery sold on April 28, 2011, the Pope Valley winery which was held for sale as of September 30, 2011 and the EOS Winery which was sold on September 20, 2011. In addition, included in discontinued operations for the three and nine months ended September 30, 2010 are the operations of a ten acre vineyard and winery facility sold on June 15, 2010, a parcel of land including one building sold on July 14, 2010 and the operations of the City Center entertainment retail center in White Plains, New York (City Center). As a result of the settlement with Mr. Cappelli and his affiliates on June 18, 2010, the Company no longer holds an interest in the previously consolidated joint ventures that owned City Center.

The operating results relating to assets disposed of are as follows (unaudited, in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Rental revenue	$167	$4,165	$5,219	$14,351
Tenant reimbursements	—	2,336	2,409	6,739
Other income	—	—	—	31
Mortgage and other financing income	—	5	4	5

Total revenue	167	6,506	7,632	21,126
Property operating expense	23	2,960	3,112	11,592
Other expense	29	44	125	265
General and administrative expense	—	—	—	2
Costs associated with loan refinancing	—	—	225	4,236
Interest expense, net	—	47	21	5,635
Transaction costs	—	—	—	7,270
Impairment charges	—	—	8,941	—
Depreciation and amortization	—	1,883	2,159	6,036

Income (loss) before gain on acquisition and gain on sale of real estate	115	1,572	(6,951)	(13,910)
Gain on acquisition	—		—	8,468
Gain (loss) on sale of real estate	16	198	18,309	(736)

Net income (loss)	$131	$1,770	$11,358	$(6,178)

17. Other Commitments and Contingencies

As of September 30, 2011, the Company had two theatre development projects and one retail development project under construction for which it has agreed to finance the development costs. At September 30, 2011, the Company has commitments to fund approximately $14.9 million of additional improvements which are expected to be funded in 2011 and early 2012. Development costs are advanced by the Company in periodic draws. If the Company determines that construction is not being completed in accordance with the terms of the development agreements, it can discontinue funding construction draws. The Company has agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

As further discussed in Note 5, the Company has acquired one public charter school property and has agreed to finance the development costs. At September 30, 2011, the Company has commitments to fund approximately $6.4 million of additional improvements for this property which is expected to be funded in 2011 and early 2012. Development costs are advanced by the Company in periodic draws. If the Company determines that construction is not being completed in accordance with the terms of the development agreement, it can discontinue funding construction draws. The Company has agreed to lease the property to the operator at a pre-determined rate upon completion of construction.

The Company has provided a guarantee of the payment of certain economic development revenue bonds related to four theatres in Louisiana for which the Company earns a fee at an annual rate of 1.75% over the 30 year term of the bond. The Company has recorded $3.2 million as a deferred asset included in other assets and $3.2 million included in other liabilities in the accompanying consolidated balance sheet as of September 30, 2011 related to this guarantee. No amounts have been accrued as a loss contingency related to this guarantee because payment by the Company is not probable.

The Company has certain commitments related to its mortgage note investments that it may be required to fund in the future. The Company is generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of September 30, 2011, the Company had mortgage notes receivable with commitments totaling approximately $28.5 million. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

18. Condensed Consolidating Financial Statements

A portion of our subsidiaries have guaranteed the Company’s indebtedness under the unsecured senior notes and the unsecured revolving credit facility. The guarantees are joint and several, full and unconditional. The following summarizes the Company’s condensed consolidating information as of September 30, 2011 and December 31, 2010 and for the three and nine months ended September 30, 2011 and 2010 (unaudited, in thousands):

Condensed Consolidating Balance Sheet

As of September 30, 2011

	Entertainment Properties Trust (Issuer)	Wholly-Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets
Rental properties, net	$—	$653,469	$1,145,478	$—	$1,798,947
Rental properties held for sale, net	—	—	4,696	—	4,696
Land held for development	—	—	184,457	—	184,457
Property under development	—	2,209	12,866	—	15,075
Mortgage notes and related accrued interest receivable, net	—	315,204	—	—	315,204
Investments in direct financing leases, net	—	253,344	—	—	253,344
Investment in joint ventures	20,422	—	4,245	—	24,667
Cash and cash equivalents	1,733	309	12,260	—	14,302
Restricted cash	—	20,786	7,528	—	28,314
Intangible assets, net	—	—	4,670	—	4,670
Deferred financing costs, net	9,523	4,219	3,026	—	16,768
Accounts receivable, net	189	5,721	28,479	—	34,389
Intercompany notes receivable	98,484	—	31,394	(129,878)	—
Notes receivable and related accrued interest receivable, net	173	—	4,882	—	5,055
Investments in subsidiaries	1,623,246	—	—	(1,623,246)	—
Other assets	14,729	2,842	8,438	—	26,009

Total assets	$1,768,499	$1,258,103	$1,452,419	$(1,753,124)	$2,725,897

Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$11,101	$17,417	$9,511	$—	$38,029
Dividends payable	38,709	—	—	—	38,709
Unearned rents and interest	—	12,121	1,478	—	13,599
Intercompany notes payable	—	—	129,878	(129,878)	—
Long-term debt	250,000	195,000	693,839	—	1,138,839

Total liabilities	299,810	224,538	834,706	(129,878)	1,229,176

Entertainment Properties Trust shareholders’ equity	1,468,689	1,033,565	589,681	(1,623,246)	1,468,689
Noncontrolling interests	—	—	28,032	—	28,032

Total equity	1,468,689	1,033,565	617,713	(1,623,246)	1,496,721

Total liabilities and equity	$1,768,499	$1,258,103	$1,452,419	$(1,753,124)	$2,725,897

Condensed Consolidating Balance Sheet

As of December 31, 2010

	Entertainment Properties Trust (Issuer)	Wholly-Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets
Rental properties, net	$—	$807,891	$1,212,300	$—	$2,020,191
Rental properties held for sale, net	—	—	6,432	—	6,432
Land held for development	—	—	184,457	—	184,457
Property under development	—	—	5,967	—	5,967
Mortgage notes and related accrued interest receivable, net	—	305,404	—	—	305,404
Investment in a direct financing lease, net	—	226,433	—	—	226,433
Investment in joint ventures	19,159	—	2,851	—	22,010
Cash and cash equivalents	3,356	1,116	7,304	—	11,776
Restricted cash	25	7,287	8,967	—	16,279
Intangible assets, net	—	29,829	5,815	—	35,644
Deferred financing costs, net	9,576	5,011	5,784	—	20,371
Accounts receivable, net	110	9,067	30,637	—	39,814
Intercompany notes receivable	227,141	—	28,649	(255,790)	—
Notes receivable and related accrued interest receivable, net	168	—	4,959	—	5,127
Investments in subsidiaries	1,634,257	—	—	(1,634,257)	—
Other assets	15,887	3,625	4,003	—	23,515

Total assets	$1,909,679	$1,395,663	$1,508,125	$(1,890,047)	$2,923,420

Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$18,636	$26,251	$11,601	$—	$56,488
Dividends payable	37,804	—	—	—	37,804
Unearned rents and interest	—	5,079	1,612	—	6,691
Intercompany notes payable	—	132,067	123,723	(255,790)	—
Long-term debt	250,000	142,000	799,179	—	1,191,179

Total liabilities	306,440	305,397	936,115	(255,790)	1,292,162

Entertainment Properties Trust shareholders’ equity	1,603,239	1,090,266	543,991	(1,634,257)	1,603,239
Noncontrolling interests	—	—	28,019	—	28,019

Total equity	1,603,239	1,090,266	572,010	(1,634,257)	1,631,258

Total liabilities and equity	$1,909,679	$1,395,663	$1,508,125	$(1,890,047)	$2,923,420

Condensed Consolidating Statement of Income

For the Three Months Ended September 30, 2011

	Entertainment Properties Trust (Issuer)	Wholly-Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Rental revenue	$—	$20,380	$36,469	$—	$56,849
Tenant reimbursements	—	462	3,957	—	4,419
Other income	23	—	142	—	165
Mortgage and other financing income	106	14,275	181	—	14,562
Intercompany fee income	677	—	—	(677)	—
Interest income on intercompany notes receivable	4,164	—	608	(4,772)	—

Total revenue	4,970	35,117	41,357	(5,449)	75,995
Equity in subsidiaries’ earnings	35,438	—	—	(35,438)	—

Property operating expense	—	1,086	4,874	—	5,960
Intercompany fee expense	—	—	677	(677)	—
Other expense	—	—	629	—	629
General and administrative expense	—	2,139	2,416	—	4,555
Interest expense, net	5,077	2,052	10,782	—	17,911
Interest expense on intercompany notes payable	—	—	4,772	(4,772)	—
Transaction costs	145	—	3	—	148
Depreciation and amortization	267	3,507	8,262	—	12,036

Income before equity in income from joint ventures and discontinued operations	34,919	26,333	8,942	(35,438)	34,756
Equity in income from joint ventures	633	—	43	—	676

Income from continuing operations	$35,552	$26,333	$8,985	$(35,438)	$35,432
Discontinued operations:
Income from discontinued operations	—	44	71	—	115
Gain on sale of real estate	—	—	16	—	16

Net income	35,552	26,377	9,072	(35,438)	35,563
Subtract: Net income attributable to noncontrolling interests	—	—	(11)	—	(11)

Net income attributable to Entertainment Properties Trust	35,552	26,377	9,061	(35,438)	35,552
Preferred dividend requirements	(7,034)	—	—	—	(7,034)
Series B preferred share redemption costs	(2,769)	—	—	—	(2,769)

Net income available to common shareholders of Entertainment Properties Trust	$25,749	$26,377	$9,061	$(35,438)	$25,749

Condensed Consolidating Statement of Income

For the Three Months Ended September 30, 2010

	Entertainment Properties Trust (Issuer)	Wholly-Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Rental revenue	$—	$19,849	$36,946	$—	$56,795
Tenant reimbursements	—	450	3,703	—	4,153
Other income	26	(1)	210	—	235
Mortgage and other financing income	113	12,855	327	—	13,295
Intercompany fee income	654	—	—	(654)	—
Interest income on intercompany notes receivable	3,847	—	554	(4,401)	—

Total revenue	4,640	33,153	41,740	(5,055)	74,478
Equity in subsidiaries’ earnings	29,233	—	—	(29,233)	—

Property operating expense	—	983	5,692	—	6,675
Intercompany fee expense	—	—	654	(654)	—
Other expense	—	(10)	350	—	340
General and administrative expense	—	1,759	2,317	—	4,076
Interest expense, net	5,036	2,071	12,120	—	19,227
Interest expense on intercompany notes payable	—	—	4,401	(4,401)	—
Transaction costs	1	—	10	—	11
Depreciation and amortization	131	3,373	8,078	—	11,582

Income before equity in income from joint ventures and discontinued operations	28,705	24,977	8,118	(29,233)	32,567
Equity in income (loss) from joint ventures	886	—	(180)	—	706

Income from continuing operations	$29,591	$24,977	$7,938	$(29,233)	$33,273
Discontinued operations:
Interest income on intercompany notes receivable	5,418	—	—	(5,418)	—
Interest expense on intercompany notes payable	—	(5,418)	—	5,418	—
Income (loss) from discontinued operations	—	1,757	(185)	—	1,572
Transaction costs	—	—	—	—	—
Gain on sale of real estate	—	—	198	—	198

Net income	35,009	21,316	7,951	(29,233)	35,043

Add: Net loss attributable to noncontrolling interests	—	—	(34)	—	(34)

Net income attributable to Entertainment Properties Trust	35,009	21,316	7,917	(29,233)	35,009
Preferred dividend requirements	(7,552)	—	—	—	(7,552)

Net income available to common shareholders of Entertainment Properties Trust	$27,457	$21,316	$7,917	$(29,233)	$27,457

Condensed Consolidating Statement of Income

For the Nine Months Ended September 30, 2011

	Entertainment Properties Trust (Issuer)	Wholly-Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Rental revenue	$—	$60,154	$108,101	$—	$168,255
Tenant reimbursements	—	1,123	12,473	—	13,596
Other income	69	7	244	—	320
Mortgage and other financing income	318	40,973	590	—	41,881
Intercompany fee income	2,060	—	—	(2,060)	—
Interest income on intercompany notes receivable	12,558	—	1,806	(14,364)	—

Total revenue	15,005	102,257	123,214	(16,424)	224,052
Equity in subsidiaries’ earnings	73,302	—	—	(73,302)	—

Property operating expense	—	2,997	15,712	—	18,709
Intercompany fee expense	—	—	2,060	(2,060)	—
Other expense	—	—	1,823	—	1,823
General and administrative expense	—	6,851	8,276	—	15,127
Costs associated with loan refinancing	—	—	6,163	—	6,163
Interest expense, net	14,984	6,197	32,840	—	54,021
Interest expense on intercompany notes payable	—	—	14,364	(14,364)	—
Transaction costs	1,170	—	327	—	1,497
Impairment charges	—	—	27,115	—	27,115
Depreciation and amortization	799	10,464	24,624	—	35,887

Income (loss) before equity in income from joint ventures and discontinued operations	71,354	75,748	(10,090)	(73,302)	63,710
Equity in income from joint ventures	2,177	—	54	—	2,231

Income (loss) from continuing operations	$73,531	$75,748	$(10,036)	$(73,302)	$65,941
Discontinued operations:
Interest income on intercompany notes receivable	3,755	—	—	(3,755)	—
Interest expense on intercompany notes payable	—	(3,755)	—	3,755	—
Income (loss) from discontinued operations	—	1,858	132	—	1,990
Impairment charges	—	—	(8,941)	—	(8,941)
Gain on sale of real estate	—	18,293	16	—	18,309

Net income (loss)	77,286	92,144	(18,829)	(73,302)	77,299
Subtract: Net income attributable to noncontrolling interests	—	—	(13)	—	(13)

Net income (loss) attributable to Entertainment Properties Trust	77,286	92,144	(18,842)	(73,302)	77,286
Preferred dividend requirements	(22,138)	—	—	—	(22,138)
Series B preferred share redemption costs	(2,769)	—	—	—	(2,769)

Net income (loss) available to common shareholders of Entertainment Properties Trust	$52,379	$92,144	$(18,842)	$(73,302)	$52,379

Condensed Consolidating Statement of Income

For the Nine Months Ended September 30, 2010

	Entertainment Properties Trust (Issuer)	Wholly-Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Rental revenue	$—	$53,495	$109,843	$—	$163,338
Tenant reimbursements	—	1,121	11,322	—	12,443
Other income	76	7	402	—	485
Mortgage and other financing income	349	37,966	585	—	38,900
Intercompany fee income	1,933	—	—	(1,933)	—
Interest income on intercompany notes receivable	12,790	—	1,613	(14,403)	—

Total revenue	15,148	92,589	123,765	(16,336)	215,166
Equity in subsidiaries’ earnings	59,635	—	—	(59,635)	—

Property operating expense	14	2,656	15,305	—	17,975
Intercompany fee expense	—	—	1,933	(1,933)	—
Other expense	1	(10)	725	—	716
General and administrative expense	—	5,753	8,042	—	13,795
Costs associated with loan refinancing	—	11,288	95	—	11,383
Interest expense, net	5,145	9,607	38,315	—	53,067
Interest expense on intercompany notes payable	—	1,372	13,031	(14,403)	—
Transaction costs	206	—	170	—	376
Provision for loan losses	—	—	700	—	700
Depreciation and amortization	359	9,049	24,049	—	33,457

Income before equity in income from joint ventures and discontinued operations	69,058	52,874	21,400	(59,635)	83,697
Equity in income (loss) from joint ventures	1,542	—	(180)	—	1,362

Income from continuing operations	$70,600	$52,874	$21,220	$(59,635)	$85,059
Discontinued operations:
Interest income on intercompany notes receivable	10,072	—	1,000	(11,072)	—
Interest expense on intercompany notes payable	—	(10,072)	(1,000)	11,072	—
Loss from discontinued operations	—	(2,420)	(4,220)	—	(6,640)
Gain on acquisition	—	8,468	—	—	8,468
Transaction costs	—	(7,270)	—	—	(7,270)
Loss on sale of real estate	—	—	(736)	—	(736)

Net income	$80,672	$41,580	$16,264	$(59,635)	$78,881

Add: Net loss attributable to noncontrolling interests	—	—	1,791	—	1,791

Net income attributable to Entertainment Properties Trust	80,672	41,580	18,055	(59,635)	80,672
Preferred dividend requirements	(22,655)	—	—	—	(22,655)

Net income available to common shareholders of Entertainment Properties Trust	$58,017	$41,580	$18,055	$(59,635)	$58,017

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2011

	Entertainment Properties Trust (Issuer)	Wholly-Owned Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Intercompany fee income (expense)	$2,060	$—	$(2,060)	$—
Interest income (expense) on intercompany receivable/payable	12,558	—	(12,558)	—
Net cash provided (used) by other operating activities	(13,163)	84,568	64,046	135,451

Net cash provided by operating activities	1,455	84,568	49,428	135,451

Investing activities:
Acquisition of rental properties and other assets	(573)	(36,005)	(9,849)	(46,427)
Proceeds from sale of real estate	—	—	1,700	1,700
Investment in unconsolidated joint ventures	(2,048)	—	(1,197)	(3,245)
Investment in mortgage notes receivable	—	(9,390)	—	(9,390)
Investment in direct financing lease, net	—	(2,118)	—	(2,118)
Additions to property under development	—	(28,619)	(15,611)	(44,230)
Investment in intercompany notes payable	128,657	(132,067)	3,410	—
Advances to subsidiaries, net	72,380	(135,424)	63,044	—

Net cash provided (used) by investing activities of continuing operations	198,416	(343,623)	41,497	(103,710)
Net cash used by other investing activities of discontinued operations	—	(58)	—	(58)
Net proceeds from sale of real estate from discontinued operations	—	205,936	18,976	224,912

Net cash provided (used) by investing activities	198,416	(137,745)	60,473	121,144

Financing activities:
Proceeds from long-term debt facilities	—	328,000	—	328,000
Principal payments on long-term debt	—	(275,000)	(104,428)	(379,428)
Deferred financing fees paid	(391)	(606)	(5)	(1,002)
Redemption of preferred shares	(80,030)	—	—	(80,030)
Net proceeds from issuance of common shares	195	—	—	195
Impact of stock option exercises, net	966	—	—	966
Purchase of common shares for treasury	(3,070)	—	—	(3,070)
Dividends paid to shareholders	(119,164)	—	—	(119,164)

Net cash provided (used) by financing	(201,494)	52,394	(104,433)	(253,533)
Effect of exchange rate changes on cash	—	(24)	(512)	(536)

Net increase (decrease) in cash and cash equivalents	(1,623)	(807)	4,956	2,526
Cash and cash equivalents at beginning of the period	3,356	1,116	7,304	11,776

Cash and cash equivalents at end of the period	$1,733	$309	$12,260	$14,302

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2010

	Entertainment Properties Trust (Issuer)	Wholly-Owned Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Intercompany fee income (expense)	$1,933	$—	$(1,933)	$—
Interest income (expense) on intercompany receivable/payable	12,790	(1,372)	(11,418)	—
Net cash provided by other operating activities	12,630	56,935	57,575	127,140

Net cash provided by operating activities	27,353	55,563	44,224	127,140

Investing activities:
Acquisition of rental properties and other assets	(2,943)	(124,613)	(1,487)	(129,043)
Investment in unconsolidated joint ventures	(15,647)	—	—	(15,647)
Investment in mortgage notes receivable	—	(5,247)	—	(5,247)
Cash paid related to Cappelli settlement	3,483	—	(8,069)	(4,586)
Investment in direct financing lease	—	(51,833)	—	(51,833)
Additions to property under development	—	(376)	(2,796)	(3,172)
Investment in intercompany notes payable	(100,009)	95,281	4,728	—
Advances to subsidiaries, net	(192,067)	157,395	34,672	—

Net cash provided (used) by investing activities of continuing operations	(307,183)	70,607	27,048	(209,528)
Net cash used by other investing activities of discontinued operations	—	(112,208)	(104)	(112,312)
Net proceeds from sale of real estate from discontinued operations	—	—	6,301	6,301

Net cash provided (used) by investing activities	(307,183)	(41,601)	33,245	(315,539)

Financing activities:
Proceeds from long-term debt facilities	245,725	494,500	—	740,225
Principal payments on long-term debt	—	(497,100)	(74,907)	(572,007)
Deferred financing fees paid	(5,657)	(5,868)	(54)	(11,579)
Net proceeds from issuance of common shares	141,095	—	—	141,095
Impact of stock option exercises, net	(982)	—	—	(982)
Purchase of common shares for treasury	(2,182)	—	—	(2,182)
Distributions paid to noncontrolling interests	—	—	11	11
Dividends paid to shareholders	(108,549)	—	—	(108,549)

Net cash provided (used) by financing activities of continuing operations	269,450	(8,468)	(74,950)	186,032
Net cash used by financing activities of discontinued operations	—	(1,383)	(4,902)	(6,285)

Net cash provided (used) by financing activities	269,450	(9,851)	(79,852)	179,747
Effect of exchange rate changes on cash	—	451	(77)	374

Net increase (decrease) in cash and cash equivalents	(10,380)	4,562	(2,460)	(8,278)
Cash and cash equivalents at beginning of the period	13,565	106	9,467	23,138

Cash and cash equivalents at end of the period	$3,185	$4,668	$7,007	$14,860

19. Subsequent Events

On October 13, 2011, the Company amended and restated its unsecured revolving credit facility (the facility). The size of the facility increased from $382.5 million to $400 million. The facility includes a $100 million subline for letters of credit and contains an accordion feature in which the facility can be increased to up to $500 million subject to certain conditions, including lender consent. The facility continues to be supported by a borrowing base of assets, and is secured by a pledge of the equity of each entity that holds a borrowing base asset. The facility is priced based on a grid related to the Company’s senior unsecured credit ratings, with pricing at closing of LIBOR plus 1.60%. The facility has a maturity date of October 13, 2015 with a one year extension available at the Company’s option.

On October 20, 2011, Concord Associates, L.P., Concord Resort, LLC and Concord Kiamesha LLC filed a complaint with the Supreme Court of the State of New York, County of Westchester against the Company and certain of its subsidiaries alleging breach of contract and breach of the duty of good faith and fair dealing with respect to a casino development agreement relating to the casino resort project in Sullivan County, New York. Plaintiffs are seeking specific performance with respect to such agreement and money damages of $800 million. Management of the Company is currently unable to predict the outcome of this litigation proceeding, but believes the current status of this litigation proceeding against the Company does not warrant accrual under the guidance of FASB ASC Topic 450-20, “Loss Contingencies,” because the amount of any liability is neither probable nor reasonably estimable. As such, no amounts have been accrued in the financial statements. The Company intends to vigorously defend the claims asserted against the Company and certain of its subsidiaries by the Concord entities for which it believes it has meritorious defenses.

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

Overview

Our principal business objective is to enhance shareholder value by achieving predictable and increasing FFO and dividends per share. Our prevailing strategy is to focus on long-term investments in a limited number of categories in which we maintain a depth of knowledge and relationships, and which we believe offer sustained performance throughout all economic cycles. As of September 30, 2011, our total assets exceeded $2.7 billion, and included investments in 112 megaplex theatre properties (including two joint venture properties) and various restaurant, retail, entertainment, destination recreational and specialty properties located in 34 states, the District of Columbia and Ontario, Canada. As of September 30, 2011, we had invested approximately $199.5 million in development land and property under development and approximately $315.2 million in mortgage financing for entertainment, recreational and specialty properties, including certain such properties under development.

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

Our real estate mortgage portfolio consists of seven mortgage notes totaling $315.2 million at September 30, 2011. Two of these mortgage notes, totaling $178.8 million at September 30, 2011, are secured by a water-park anchored entertainment village in Kansas City, Kansas as well as two other water-parks in Texas. The remaining five mortgage notes totaling $136.4 million at September 30, 2011 relate to financing provided for ski areas.

Also, as of September 30, 2011, we had five other notes receivable with an outstanding balance of $5.1 million (including accrued interest) net of a provision for an aggregate loan loss of $8.2 million. Our total investments were $2.9 billion at September 30, 2011. Total investments is a non-GAAP financial measure defined herein as the sum of the carrying values of rental properties (before accumulated depreciation), rental properties held for sale (before accumulated depreciation), land held for development, property under development, mortgage notes receivable (including related accrued interest receivable), investment in direct financing lease, net, investment in joint ventures, intangible assets (before accumulated amortization) and notes receivable and related accrued interest receivable, net. Below is a reconciliation of the carrying value of total investments to the constituent items in the consolidated balance sheet at September 30, 2011 (in thousands):

Rental properties, net of accumulated depreciation	$1,798,947
Rental properties held for sale, net of accumulated depreciation	4,696
Add back accumulated depreciation on rental properties	322,736
Add back accumulated depreciation on rental properties held for sale	319
Land held for development	184,457
Property under development	15,075
Mortage notes and related accrued interest receivable, net	315,204
Investment in a direct financing lease, net	253,344
Investment in joint ventures	24,667
Intangible assets, net of accumulated amortization	4,670
Add back accumlated amortization on intangible assets	8,978
Notes receivable and related accrued interest receivable, net	5,055

Total investments	$2,938,148

Management believes that total investments is a useful measure for management and investors as it illustrates across which asset categories our funds have been invested. Of our total investments of $2.9 billion at September 30, 2011, $2.0 billion or 68% related to megaplex theatres, entertainment retail centers and other retail parcels, $280.3 million or 10% related to public charter schools and $659.0 million or 22% related to other destination recreational and specialty properties. Furthermore, of the $659.0 million related to other destination recreational and specialty properties, $150.8 million related to vineyards and wineries, $180.0 million related to the land held for development in Sullivan County, New York, $178.8 million related to the water-

park anchored entertainment village development in Kansas and two Texas water-parks and $149.4 million related to metropolitan ski areas. At September 30, 2011, affiliates of Imagine Schools, Inc. (“Imagine”) are the lessees of 79% of our public charter school properties. In addition, Peak Resorts, Inc. (“Peak”) is the lessee of our metropolitan ski area in Ohio and is the mortgagor on five notes receivable secured by ten metropolitan ski areas and related development land.

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

Our Annual Report on Form 10-K for the year ended December 31, 2010 contains a description of our critical accounting policies, including consolidation, revenue recognition, real estate useful lives, impairment of real estate values, real estate acquisitions, allowance for doubtful accounts, and mortgage and other notes receivable. For the nine months ended September 30, 2011, there were no material changes to these policies.

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

During March 2011, we exercised a portion of the accordion feature on our unsecured revolving credit facility. As a result of this exercise, our unsecured revolving credit facility capacity expanded from $320 million to $382.5 million. On October 13, 2011, we amended and restated our unsecured revolving credit facility (the “facility”). The size of the facility increased from $382.5 million to $400 million. The facility includes a $100 million subline for letters of credit and contains an accordion feature in which the facility can be increased to up to $500 million subject to certain conditions, including lender consent. The facility continues to be supported by a borrowing base of assets, and is secured by a pledge of the equity of each entity that holds a borrowing base asset. The facility is priced based on a grid related to our senior unsecured credit ratings, with pricing at closing of LIBOR plus 1.60%. The facility has a maturity date of October 13, 2015 with a one year extension available at our option.

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

Redemption of Series B Preferred Shares

On August 31, 2011, we completed the redemption of all 3.2 million outstanding shares of our 7.75% Series B preferred shares. The shares were redeemed at a redemption price of $25.32 per share. This price is the sum of the $25.00 per share liquidation preference and a quarterly dividend per share of $0.484375 prorated through the redemption date. In conjunction with the redemption, we recognized a charge representing the original issuance costs that were paid in 2005 and other redemption related expenses. The Series B preferred share redemption costs, which reduced net income available to common shareholders for the three and nine months ended September 30, 2011, were $2.8 million.

Investments

On January 31, 2011, we funded $2.1 million in development costs for expansion of one of our existing public charter school properties. This amount is included in investment in direct financing lease, net in the accompanying consolidated balance sheet which is further discussed in Note 6 to the consolidated financial statements in this Quarterly Report on Form 10-Q.

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

On July 29, 2011, we acquired the improvements and ground lease interest of the Pinstripes entertainment facility in Northbrook, Illinois for a purchase price of $7.0 million. The 34,000 square foot facility, which has been operating for more than a year, features bowling, bocce, upscale food and beverage, and other entertainment offerings. The facility is leased to Pinstripes Northbrook on a 15-year triple-net basis, with additional options to renew, and is guaranteed by Pinstripes, Inc.

On August 2, 2011, we acquired development land in Colorado for a purchase price of $1.1 million. As a part of this transaction, we have agreed to finance an additional $7.0 million for construction of a public charter school that will be leased to HighMark Development (“HighMark”) under a long-term triple-net lease commencing upon completion of the development.

During the three months ended September 30, 2011, we completed development of three public charter school properties that are also leased to HighMark under long-term triple-net leases; one located in Arizona and two in Colorado. The total combined development cost for these three public charter schools was approximately $21.0 million. This amount is included in investment in direct financing lease, net, in the accompanying consolidated balance sheet which is further discussed in Note 6 to the consolidated financial statements in this Quarterly Report on Form 10-Q.

During the three months ended September 30, 2011, we completed development of a public charter school property located in Louisiana that is leased under a long-term triple-net lease to Charter Schools Development Corporation. The total development cost (including land and building) was approximately $6.7 million.

During the three months ended September 30, 2011, we completed development of a public charter school property located in Arizona that is leased under a long-term triple-net lease to Phoenix Charter Properties, LLC. The total development cost (including land and building) was approximately $5.5 million.

During the three months ended September 30, 2011, we completed development of a public charter school property located in Arizona that is leased under a long-term triple-net lease to American Leadership Academy. The total development cost (including land and building) was approximately $9.3 million.

During the nine months ended September 30, 2011, we advanced $9.4 million under our secured mortgage loan agreements with SVV I, LLC and an affiliate of SVV I, LLC (together SVVI) to provide for additional improvements made to the Kansas City, Kansas and Texas water-parks. The carrying value of this mortgage note and accrued interest receivable at September 30, 2011 was $178.8 million.

Property Sale

On March 29, 2011 we closed on the sale of our Toronto Dundas Square entertainment retail center and related signage business in downtown Toronto. The gross sale proceeds were approximately $226 million Canadian (“CAD”) and the net sales proceeds, after selling costs, were $222.7 million CAD. The net proceeds from this sale, after the escrows, were converted to U.S. dollars primarily through a foreign currency forward contract that was entered into on February 3, 2011 and designated as a net investment hedge. This forward contract allowed us to sell $200 million CAD for $201.5 million U.S. We used the proceeds to pay down our revolving line of credit and recorded a net gain of $18.3 million U.S. on the sale of real estate, including the impact of foreign currency and the settlement of the forward contract.

Vineyards and Wineries

The wine industry has been adversely affected by recent economic conditions which continue to affect several of our tenants’ ability to perform under their leases. As a result, we have taken back certain properties due to non-performance under the related leases, and have granted concessions to other tenants in the form of rent abatement or rent deferral. We completed the sale of one vineyard and winery investment in 2010 and three vineyard and winery investments during the second and third quarters of 2011 as discussed below.

On April 28, 2011, in conjunction with the sale by Ascentia of the Gary Farrell brand and related inventory assets, we elected to sell our winery assets to the same buyer. As a result, we terminated our lease on these assets with Ascentia and were paid $2.0 million in outstanding receivables and a $1.0 million lease termination fee that is included in income from the discontinued operations in the accompanying consolidated statements of income for the nine months ended September 30, 2011. In addition, we received $6.5 million from the buyer for our winery assets, which was equal to the net book value of such assets. The results of operations of this property have been classified within discontinued operations.

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

During the three months ended June 30, 2011, we engaged outside brokers to list all of our winery and vineyard properties for sale or lease with the primary focus on selling all of these assets within the next two years. Management estimated the fair values of these properties taking into account various factors, including the shortened holding period, current market conditions as well as independent appraisals prepared as of June 30, 2011 for most of the properties utilizing a leased fee or fee simple approach as applicable. It was determined that the carrying value of seven of the Company’s vineyard and winery properties, exceeded the estimated fair values by $34.3 million, and an impairment charge was recorded in the second quarter for this amount.

On August 16, 2011, we completed the sale of the tasting room portion of our Buena Vista winery facility in Sonoma California for $1.7 million and no gain or loss on sale was recognized.

On September 20, 2011, we completed the sale of a 60 acre vineyard and winery facility in Paso Robles, California, for $13.3 million and a gain on sale of $16 thousand was recognized during the three months ended September 30, 2011. The results of operations of the property have been classified within discontinued operations.

Results of Operations

Three months ended September 30, 2011 compared to three months ended September 30, 2010

Rental revenue for the three months ended September 30, 2011 of $56.8 million was consistent with the three months ended September 30, 2010. The slight increase in rental revenue for the three months ended September 30, 2011 over the same period in the prior year was due to acquisitions completed in 2010 and 2011 and base rent increases on existing properties, offset by a decline in rental revenue from our vineyard and winery tenants. Rental revenue included percentage rents of $0.5 million and $0.7 million and straight-line rents of $0.1 million and $0.2 million for the three months ended September 30, 2011 and 2010, respectively.

Tenant reimbursements totaled $4.4 million for the three months ended September 30, 2011 compared to $4.2 million for the three months ended September 30, 2010. These tenant reimbursements arise from the operations of our retail centers. The $0.2 million increase is primarily due to an increase in tenant reimbursements at our retail centers in Ontario, Canada and New Rochelle, New York for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.

Mortgage and other financing income for the three months ended September 30, 2011 was $14.6 million compared to $13.3 million for the three months ended September 30, 2010. The $1.3 million increase is due to our additional investments in public charter school properties classified as direct financing leases, as well as increased real estate lending activities related to our mortgage loan agreement with SVVI. We also recognized participating interest income of $0.4 million from SVVI for the three months ended September 30, 2011. No participating interest income was recognized for the three months ended September 30, 2010.

Our property operating expense totaled $6.0 million for the three months ended September 30, 2011 compared to $6.7 million for the three months ended September 30, 2010. These property operating expenses arise from the operations of our retail centers and other specialty properties. The $0.7 million decrease resulted primarily from a decrease in bad debt expense related to our vineyard and winery tenants. This decrease was partially offset by increases in property operating expenses at our retail centers in Ontario, Canada and New Rochelle, New York.

Other expense for the three months ended September 30, 2011 was $0.6 million compared to $0.3 million for the three months ended September 30, 2010. The $0.3 million increase is due to $0.2 million more loss recognized upon settlement of foreign currency forward and swap contracts and $0.1 million in other expenses related to certain of our vineyard and winery properties which are being operated through a wholly-owned taxable REIT subsidiary.

Our general and administrative expense totaled $4.6 million for the three months ended September 30, 2011 compared to $4.1 million for the three months ended September 30, 2010. The increase of $0.5 million is primarily due to an increase in payroll related expenses and professional fees.

Our net interest expense decreased by $1.3 million to $17.9 million for the three months ended September 30, 2011 from $19.2 million for the three months ended September 30, 2010. This decrease resulted primarily from a decrease in borrowings.

Depreciation and amortization expense totaled $12.0 million for the three months ended September 30, 2011 compared to $11.6 million for the three months ended September 30, 2010. The $0.4 million increase resulted primarily from asset acquisitions in 2010 and 2011.

Income from discontinued operations totaled $0.1 million for the three months ended September 30, 2011 and included the operations of the EOS vineyard and winery sold on September 20, 2011 and the Pope Valley vineyard and winery which was held for sale as of September 30, 2011. Income from discontinued operations totaled $1.6 million for the three months ended September 30, 2010 and related to the prior mentioned properties as well as the operations of the Toronto Dundas Square property which was sold on March 29, 2011 and a parcel of land in Arroyo Grande, California disposed of in the third quarter of 2010.

Gain on sale of real estate from discontinued operations of $0.02 million for the three months ended September 30, 2011 was due to the sale of the EOS vineyard and winery on September 20, 2011. Gain on sale of real estate from discontinued operations of $0.2 million for the three months ended September 30, 2010 was due to the sale of a parcel of land including one building in Arroyo Grande, California.

Preferred dividend requirements for the three months ended September 30, 2011 were $7.0 million compared to $7.6 million for the three months ended September 30, 2010. The $0.6 million decrease is due the redemption of 3.2 million Series B preferred shares on August 31, 2011.

The Series B preferred share redemption costs of $2.8 million for the three months ended September 30, 2011 was due to the redemption of all of the Series B preferred shares on August 31, 2011 and consists of the original issuance costs that were paid in 2005 and other redemption related expenses. There was no such expense incurred during the three months ended September 30, 2010.

Nine months ended September 30, 2011 compared to nine months ended September 30, 2010

Rental revenue was $168.3 million for the nine months ended September 30, 2011, compared to $163.3 million for the nine months ended September 30, 2010. The $5.0 million increase resulted primarily from acquisitions completed in 2010 and 2011 and base rent increases on existing properties, partially offset by a decline in rental revenue from our vineyard and winery tenants. Rental revenue included percentage rents of $1.0 million and $1.5 million and straight-line rents of $0.4 million and $0.6 million for the nine months ended September 30, 2011 and 2010, respectively.

Tenant reimbursements totaled $13.6 million for the nine months ended September 30, 2011 compared to $12.4 million for the nine months ended September 30, 2010. These tenant reimbursements arise from the operations of our retail centers. The $1.2 million increase is primarily due as an increase in tenant reimbursements at our retail centers in Ontario, Canada and in New Rochelle, New York.

Mortgage and other financing income for the nine months ended September 30, 2011 was $41.9 million compared to $38.9 million for the nine months ended September 30, 2010. The $3.0 million increase is due to our additional investments in public charter school properties classified as direct financing leases, as well as increased real estate lending activities related to our mortgage loan agreement with SVVI. We also recognized participating interest income of $0.4 million from SVVI for the nine months ended September 30, 2011. No participating interest income was recognized for the nine months ended September 30, 2010.

Our property operating expense totaled $18.7 million for the nine months ended September 30, 2011 compared to $18.0 million for the nine months ended September 30, 2010. These property operating expenses arise from the operations of our retail centers and other specialty properties.

The $0.7 million increase resulted primarily from increases in property operating expenses at our retail centers in Ontario, Canada and New Rochelle, New York. These increases were partially offset by a decrease in bad debt expense primarily associated with our vineyard and winery tenants.

Other expense for the nine months ended September 30, 2011 was $1.8 million compared to $0.7 million for the nine months ended September 30, 2010. The $1.1 million increase is due to $0.7 million more loss recognized upon settlement of foreign currency forward and swap contracts, $0.3 million in golf course expenses related to two golf courses on the Concord resort property, which we took ownership of on June 18, 2010 in connection with the Cappelli settlement as well as $0.1 million in other expenses related to certain of our vineyard and winery properties which are being operated through a wholly-owned taxable REIT subsidiary.

Our general and administrative expense totaled $15.1 million for the1 nine months ended September 30, 2011 compared to $13.8 million for the nine months ended September 30, 2010. The increase of $1.3 million is primarily due to an increase in payroll related expenses and professional fees.

Costs associated with loan refinancing were $6.2 million for the nine months ended September 30, 2011. These costs related to the termination of our eight term loans outstanding under the vineyard and winery facility. In connection with the payment in full of the term loans, the related interest rate swaps were terminated at a cost of $4.4 million and deferred financing costs, net of accumulated amortization, of $1.8 million were written off. Costs associated with loan refinancing were $11.4 million for the nine months ended September 30, 2010. These costs related primarily to the termination of our previous revolving credit facility and a term loan (including related interest rate swap agreements).

Our net interest expense increased by $0.9 million to $54.0 million for the nine months ended September 30, 2011 from $53.1 million for the nine months ended September 30, 2010. This increase resulted primarily from an increased weighted average interest rate used to finance our real estate acquisitions and fund our mortgage notes receivable.

Transactions costs totaled $1.5 million for the nine months ended September 30, 2011 compared to $0.4 million for the nine months ended September 30, 2010. The increase of $1.1 million is due to the write off of costs associated with terminated transactions.

Provision for loan losses for the nine months ended September 30, 2010 was $0.7 million and related to a note receivable that was settled in connection with the settlement with Mr. Cappelli and affiliates entered on June 18, 2010. There was no provision for loan losses for the nine months ended September 30, 2011.

Impairment charges for the nine months ended September 30, 2011 were $27.1 million and related to certain of our winery and vineyard properties. For further detail, see Note 4 to the consolidated financial statements in the Quarterly Report on Form 10-Q. There were no impairment charges for the nine months ended September 30, 2010.

Depreciation and amortization expense totaled $35.9 million for the nine months ended September 30, 2011 compared to $33.5 million for the nine months ended September 30, 2010. The $2.4 million increase resulted primarily from asset acquisitions in 2010 and 2011.

Equity in income from joint ventures totaled $2.2 million for the nine months ended September 30, 2011 compared to $1.4 million for the nine months ended September 30, 2010. The $0.8 million increase is due primarily to our contribution of an additional $14.9 million to Atlantic-EPR I to pay off the Partnership’s long- term debt at its maturity on May 1, 2010. The $14.9 million contribution earns a preferred return of 15% per the partnership agreement.

Loss from discontinued operations including impairment charges totaled $7.0 million for the nine months ended September 30, 2011 and included the operations of the Toronto Dundas Square property which was sold on March 29, 2011 as well as the operations of the Gary Farrell winery sold on April 28, 2011 (including a $1.0 million lease termination fee), the Pope Valley vineyard and winery which was held for sale as of September 30, 2011 (including a $1.8 million impairment charge) and the EOS vineyard and winery sold on September 20, 2011 (including a $7.1 million impairment charge). Loss from discontinued operations totaled $5.4 million for the nine months ended September 30, 2010 and related to the prior mentioned properties as well a parcel of land in Arroyo Grande, California disposed of in the third quarter of 2010; and an entertainment retail center in White Plains, New York and a ten acre vineyard and winery facility in Napa Valley, California, which were both disposed of in the second quarter of 2010.

Gain on sale of real estate from discontinued operations of $18.3 million for the nine months ended September 30, 2011 was due to the sale of Toronto Dundas Square as well as a $0.02 million gain on sale of real estate related to the sale of the EOS vineyard and winery on September 20, 2011. Loss on sale of real estate from discontinued operations of $0.7 million for the nine months ended September 30, 2010 was due to the sale of a ten acre vineyard and winery facility in Napa Valley, California for $6.5 million.

Net income attributable to noncontrolling interest for the nine months ended September 30, 2011 was $0.01 million and related to VinREIT operations. Net loss attributable to noncontrolling interest was $1.8 million for the nine months ended September 30, 2010 and primarily related to the consolidation of a VIE at the entertainment retail center in White Plains, New York. Our interest in the VIE was extinguished in connection with the settlement entered into with Mr. Cappelli and his affiliates on June 18, 2010.

Preferred dividend requirements for the nine months ended September 30, 2011 were $22.1 million compared to $22.7 million for the nine months ended September 30, 2010. The $0.6 million decrease is due the redemption of 3.2 million Series B preferred shares on August 31, 2011.

The Series B preferred share redemption costs of $2.8 million for the nine months ended September 30, 2011 was due to the redemption of all of the Series B preferred shares on August 31, 2011 and consists of the original issuance costs that were paid in 2005 and other redemption related expenses. There was no such expense incurred during the nine months ended September 30, 2010.

Liquidity and Capital Resources

Cash and cash equivalents were $14.3 million at September 30, 2011. In addition, we had restricted cash of $28.3 million at September 30, 2011. Of the restricted cash at September 30, 2011, $14.7 million relates to cash held for our borrowers’ debt service reserves for mortgage notes receivable, $6.1 million relates to escrow balances required in connection with the sale of Toronto Dundas Square and the balance represents deposits required in connection with debt service, payment of real estate taxes and capital improvements.

Mortgage Debt, Senior Notes, Credit Facilities and Term Loan

As of September 30, 2011, we had total debt outstanding of $1.1 billion. As of September 30, 2011, $683.2 million of debt outstanding was fixed rate mortgage debt secured by a portion of our rental properties, with a weighted average interest rate of approximately 6.1%.

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

At September 30, 2011, we had $195.0 million in debt outstanding under our $382.5 million unsecured revolving credit facility, with interest at a floating rate (3.23% at September 30, 2011). The facility has a term expiring December 1, 2013. The amount that we are able to borrow on our revolving credit facility is a function of the values and advance rates, as defined by the credit agreement, assigned to the assets included in the borrowing base less outstanding letters of credit and less other liabilities. As of September 30, 2011, our total availability under the revolving credit facility was $187.5 million. On October 13, 2011, we amended the unsecured revolving credit facility, increasing the size of the facility to $400 million. See “Recent Developments – Debt Financing.”

Our principal investing activities are acquiring, developing and financing entertainment, entertainment-related, public charter schools and other destination recreational and specialty properties. These investing activities have generally been financed with mortgage debt and senior unsecured notes, as well as the proceeds from equity offerings. Our revolving credit facility is also used to finance the acquisition or development of properties, and to provide mortgage financing. We have and expect to continue to issue debt securities in public or private offerings. Continued growth of our rental property and mortgage financing portfolios will depend in part on our continued ability to access funds through additional borrowings and securities offerings.

Certain of our long-term debt agreements contain customary restrictive covenants related to financial and operating performance. At September 30, 2011, we were in compliance with all restrictive covenants.

Liquidity Requirements

Short-term liquidity requirements consist primarily of normal recurring corporate operating expenses, debt service requirements and distributions to shareholders. We meet these requirements primarily through cash provided by operating activities. Net cash provided by operating activities was $135.5 million and $127.1 million for the nine months ended September 30, 2011 and 2010, respectively. Net cash provided by investing activities was $121.1 million for the nine months ended September 30, 2011 and net cash used in investing activities was $315.5 million for the nine months ended September 30, 2010. Net cash used by financing activities was $253.5 million for the nine months ended September 30, 2011 and net cash provided by financing activities was $179.8 million for the nine months ended September 30, 2010. We anticipate that our cash on hand, cash from operations, and funds available under our revolving credit facility will provide adequate liquidity to fund our operations, make interest and principal payments on our debt, and allow distributions to our shareholders and avoid corporate level federal income or excise tax in accordance with REIT Internal Revenue Code requirements.

Commitments

As of September 30, 2011, we had two theatre development projects and one retail development project under construction for which we had agreed to finance the development costs. At September 30, 2011, we have commitments to fund approximately $14.9 million of additional improvements which are expected to be funded in 2011 and early 2012. Development costs are advanced by us in periodic draws. If we determine that construction is not being completed in accordance with the terms of the development agreements, we can discontinue funding construction draws. We have agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

We acquired one public charter school property and have agreed to finance the development costs. At September 30, 2011, we have commitments to fund approximately $6.4 million of additional improvements for this property which is expected to be funded in 2011 and early 2012. Development costs are advanced by us in periodic draws. If we determine that construction is not being completed in accordance with the terms of the development agreement, we can discontinue funding construction draws. We have agreed to lease the property to the operator at a pre-determined rate upon completion of construction.

We have provided a guarantee of the payment of certain economic development revenue bonds related to four theatres in Louisiana for which we earn a fee at an annual rate of 1.75% over the 30-year term of the bond. We have recorded $3.2 million as a deferred asset included in other assets and $3.2 million included in other liabilities in the accompanying consolidated balance sheet as of September 30, 2011 related to this guarantee. No amounts have been accrued as a loss contingency related to this guarantee because management has determined that payment by us is not probable.

We have certain commitments related to our mortgage note investments that we may be required to fund in the future. We are generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of September 30, 2011, we had mortgage notes receivable with commitments totaling approximately $28.5 million. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

Liquidity Analysis

In analyzing our liquidity, we generally expect that our cash provided by operating activities will meet our normal recurring operating expenses, recurring debt service requirements and distributions to shareholders.

We have no significant consolidated debt that matures before 2012. During 2012, we have approximately $65.3 million of consolidated debt maturities. Our cash commitments, as described above, include additional commitments under various mortgage notes receivable totaling approximately $28.5 million. Of the $28.5 million of mortgage note receivable commitments, approximately $8.2 million is expected to be funded in 2011. Additionally, we expect to fund $21.3 million in 2011 and early 2012 for the two theatres, one retail and one public charter school property developments discussed above.

Our sources of liquidity as of September 30, 2011 to pay the above commitments include the remaining amount available under our unsecured revolving credit facility of approximately $187.5 million and unrestricted cash on hand of $14.3 million. Accordingly, while there can be no assurance, we expect that our sources of cash will exceed our existing commitments over the remainder of 2011. On October 13, 2011, we amended the unsecured revolving credit facility, increasing the size of the facility to $400.0 million. See “Recent Developments – Debt Financing.”

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

Off Balance Sheet Arrangements

At September 30, 2011, we had a 36.0% and 25.7% investment interest in two unconsolidated real estate joint ventures, Atlantic-EPR I and Atlantic-EPR II, respectively, which are accounted for under the equity method of accounting. We do not anticipate any material impact on our liquidity as a result of commitments involving those joint ventures. On May 1, 2010, we contributed an additional $14.9 million to Atlantic-EPR I to pay off the Partnership’s long-term debt at its maturity of May 1, 2010. We expect to earn a priority return of 15% on our additional contribution per the partnership agreement. We recognized income of $1.9 million and $1.3 million from our investment in the Atlantic-EPR I joint venture during the nine months ended September 30, 2011 and 2010, respectively. We recognized income of $279 and $261 (in thousands) from our investment in the Atlantic-EPR II joint venture during the nine months ended September 30, 2011 and 2010, respectively. The Atlantic-EPR II joint venture has a mortgage note payable secured by a megaplex theatre. The note held by Atlantic EPR-II totals $12.3 million at September 30, 2011 and matures in September 2013.

The partnership agreements for Atlantic-EPR I and Atlantic-EPR II allow our partner, Atlantic of Hamburg, Germany (“Atlantic”), to exchange up to a maximum of 10% of its ownership interest per year in each of the joint ventures for common shares of the Company or, at our discretion, the cash value of those shares as defined in each of the partnership agreements. During the nine months ended September 30, 2011, we have paid Atlantic cash of $1.8 million and $0.3 million in exchange for additional ownership of 8.0% and 2.0% for Atlantic-EPR I and Atlantic-EPR II, respectively. These exchanges did not impact total partners’ equity in either Atlantic-EPR I or Atlantic-EPR II.

In addition, as of September 30, 2011, we had invested $4.2 million in unconsolidated joint ventures for three theatre projects located in China. We recognized income of $54 and a loss of $180 (in thousands) from our investment in these joint ventures for the nine months ended September 30, 2011 and 2010, respectively.

Capital Structure and Coverage Ratios

We believe that our shareholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest, fixed charge and debt service coverage ratios. We expect to maintain our debt to gross assets ratio (i.e. total long-term debt to total assets plus accumulated depreciation) between 35% and 45%. However, the timing and size of our equity and debt offerings as well as the timing and size of new investments and dispositions may cause us to temporarily operate outside of this threshold. At September 30, 2011, this ratio was 37%. Our long-term debt as a percentage of our total market capitalization at September 30, 2011 was 35%; however, we do not manage to a ratio based on total market capitalization due to the inherent variability that is driven by changes in the market price of our common shares. We calculate our total market capitalization of $3.3 billion by aggregating the following at September 30, 2011 (accrued but unpaid dividends on preferred shares are excluded):

•	Common shares outstanding of 46,724,591 multiplied by the last reported sales price of our common shares on the NYSE of $38.98 per share, or $1.8 billion;

•	Aggregate liquidation value of our Series C convertible preferred shares of $135.0 million;

•	Aggregate liquidation value of our Series D preferred shares of $115.0 million;

•	Aggregate liquidation value of our Series E convertible preferred shares of $86.3 million; and

•	Total long-term debt of $1.1 billion.

Our interest coverage ratio for the nine months ended September 30, 2011 and 2010 was 3.6 times and 3.3 times, respectively. Interest coverage is calculated as the interest coverage amount (as calculated in the following table) divided by interest expense, gross (as calculated in the following table). We consider the interest coverage ratio to be an appropriate supplemental measure of a company’s ability to meet its interest expense obligations. Our calculation of the interest coverage ratio may be different from the calculation used by other companies, and therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures. The following table shows the calculation of our interest coverage ratios. Amounts below include the impact of discontinued operations, which are separately classified in the consolidated statements of income included in this Quarterly Report on Form 10-Q (unaudited, dollars in thousands):

	Nine Months Ended September 30,
	2011	2010
Net income	$77,299	$78,881
Interest expense, gross	54,455	59,015
Interest cost capitalized	(386)	(278)
Depreciation and amortization	38,047	39,493
Share-based compensation expense to management and trustees	4,211	3,522
Costs associated with loan refinancing	6,388	15,620
Straight-line rental revenue	(668)	(1,241)
Loss (gain) on sale of real estate from discontinued operations	(18,309)	736
Transaction costs	1,497	7,646
Provision for loan losses	—	700
Impairment charges	36,056	—
Gain on acquisition	—	(8,468)

Interest coverage amount	$198,590	$195,626

Interest expense, net	$54,043	58,702
Interest income	26	35
Interest cost capitalized	386	278

Interest expense, gross	$54,455	$59,015

Interest coverage ratio	3.6	3.3

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

	Nine Months Ended September 30,
	2011	2010
Net cash provided by operating activities	$135,451	$127,140

Equity in income from joint ventures	2,231	1,362
Distributions from joint ventures	(2,176)	(1,651)
Amortization of deferred financing costs	(2,821)	(3,748)
Amortization of above market leases, net	(20)	(134)
Increase in mortgage notes accrued interest receivable	410	828
Decrease in restricted cash	(10,272)	(2,418)
Increase (decrease) in accounts receivable, net	(4,352)	4,980
Decrease in notes and accrued interest receivable	(72)	(28)
Increase in direct financing lease receivable	3,795	3,504
Increase in other assets	2,632	4,114
Decrease (increase) in accounts payable and accrued liabilities	13,844	(14,622)
Decrease in unearned rents	413	1,495
Straight-line rental revenue	(668)	(1,241)
Interest expense, gross	54,455	59,015
Interest cost capitalized	(386)	(278)
Costs associated with loan refinancing (cash portion)	4,629	9,662
Transaction costs	1,497	7,646

Interest coverage amount	$198,590	$195,626

Our fixed charge coverage ratio for the nine months ended September 30, 2011 and 2010 was 2.6 times and 2.4 times, respectively. The fixed charge coverage ratio is calculated in exactly the same manner as the interest coverage ratio, except that preferred share dividends are also added to the denominator. We consider the fixed charge coverage ratio to be an appropriate supplemental measure of a company’s ability to make its interest and preferred share dividend payments. Our calculation of the fixed charge coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures. The following table shows the calculation of our fixed charge coverage ratios (unaudited, dollars in thousands):

	Nine Months Ended September 30,
	2011	2010
Interest coverage amount	$198,590	$195,626

Interest expense, gross	54,455	59,015
Preferred share dividends	22,138	22,655

Fixed charges	$76,593	$81,670

Fixed charge coverage ratio	2.6	2.4

Our debt service coverage ratio for the nine months ended September 30, 2011 and 2010 was 2.7 times and 2.5 times, respectively. The debt service coverage ratio is calculated in exactly the same manner as the interest coverage ratio, except that recurring principal payments are also added to the denominator. We consider the debt service coverage ratio to be an appropriate supplemental measure of a company’s ability to make its debt service payments. Our calculation of the debt service coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures. The following table shows the calculation of our debt service coverage ratios (unaudited, dollars in thousands):

	Nine Months Ended September 30,
	2011	2010
Interest coverage amount	$198,590	$195,626

Interest expense, gross	54,455	59,015
Recurring principal payments	18,361	20,761

Debt service	$72,816	$79,776

Debt service coverage ratio	2.7	2.5

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

The following table summarizes our FFO, FFO per share and certain other financial information for the three and nine months ended September 30, 2011 and 2010 (unaudited, in thousands, except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income available to common shareholders of Entertainment Properties Trust	$25,749	$27,457	$52,379	$58,017
Loss (gain) on sale of real estate	(16)	(198)	(18,309)	736
Real estate depreciation and amortization	11,765	13,334	37,237	39,135
Allocated share of joint venture depreciation	113	81	334	218
Noncontrolling interest	—	—	—	(1,905)

FFO available to common shareholders of Entertainment Properties Trust	$37,611	$40,674	$71,641	$96,201

FFO per common share attributable to Entertainment Properties Trust:
Basic	$0.81	$0.87	$1.54	$2.15
Diluted	0.80	0.87	1.53	2.14

Shares used for computation (in thousands):
Basic	46,680	46,511	46,611	44,757
Diluted	46,918	46,809	46,874	45,037

Other financial information:
Dividends per common share	$0.70	$0.65	$2.10	$1.95

The additional 1.9 million common shares that would result from the conversion of our 5.75% Series C cumulative convertible preferred shares and the additional 1.6 million common shares that would result from the conversion of our 9.0% Series E cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted earnings per share and diluted FFO per share for the three and nine months ended September 30, 2011 and 2010 because the effect is anti-dilutive.

Adjusted Funds From Operations (“AFFO”)

In addition to FFO, AFFO is presented by adding to FFO non-cash impairment charges and provision for loan losses, transaction costs, non-real estate depreciation and amortization, deferred financing fees amortization, costs associated with loan refinancing, share-based compensation expense to management and trustees, preferred share redemption costs and amortization of above market leases, net; and subtracting maintenance capital expenditures (including second generation tenant improvements and leasing commissions), straight-line rental revenue, the non-cash portion of mortgage and other financing income and gain on acquisition. AFFO is a widely used measure of the operating performance of real estate companies and is provided here as a supplemental measure to GAAP net income available to common shareholders and earnings per share, and management provides AFFO herein because it believes this information is useful to investors in this regard. AFFO is a non-GAAP financial measure and should not be considered an alternative to any GAAP liquidity measures. AFFO does not represent cash flows from operations as defined by GAAP and is not indicative that cash flows are adequate to fund all cash needs and is not to be considered an alternative to net income or any other GAAP measure as a measurement of the results of our operations or our cash flows or liquidity as defined by GAAP. It should also be noted that not all REITs calculate AFFO the same way so comparisons with other REITs may not be meaningful.

The following table summarizes our AFFO for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
FFO available to common shareholders of Entertainment Properties Trust	$37,611	$40,674	$71,641	$96,201
Adjustments:
Non-cash impairment charges and provision for loan losses	—	—	36,056	700
Transaction costs	148	11	1,497	7,646
Non-real estate depreciation and amortization	271	130	810	357
Deferred financing fees amortization	1,034	1,122	2,821	3,748
Costs associated with loan refinancing	—	—	6,388	15,620
Share-based compensation expense to management and trustees	1,371	1,187	4,211	3,522
Maintenance capital expenditures (1)	(946)	(2,872)	(3,148)	(3,323)
Straight-line rental revenue	(92)	(426)	(668)	(1,241)
Non-cash portion of mortgage and other financing income	(1,268)	(1,201)	(3,877)	(4,464)
Amortization of above market leases, net	—	74	20	134
Gain on acquisition	—	—	—	(8,468)
Preferred share redemption costs	2,769		2,769

AFFO available to common shareholders of Entertainment Properties Trust	$40,898	$38,699	$118,520	$110,432

(1)	Includes maintenance capital expenditures and certain second generation tenant improvements and leasing commissions.

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

In June 2011, the FASB issued ASU 2011-05 Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in equity. ASU 2011-05 is effective for us in our first quarter of 2012 and is required to be applied retrospectively. We do not expect that the adoption of ASU 2011-05 will have a material effect on our consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08 Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 adds a qualitative assessment to the annual goodwill impairment test that allows companies to determine whether they need to perform the two-step impairment test. The objective of the guidance is to simplify how companies test goodwill for impairment, and more specifically, to reduce the cost and complexity of performing the goodwill impairment test. The guidance may change how the goodwill impairment test is performed, but should not change the timing or measurement of goodwill impairments. The qualitative screen is effective for companies with fiscal years beginning after December 15, 2011. Early adoption is permitted for all companies. The Company will consider the new guidance in performing its annual goodwill impairment test beginning in 2012.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, primarily relating to potential losses due to changes in interest rates and foreign currency exchange rates. We seek to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new long-term fixed rate borrowings whenever possible. We also have a $400.0 million unsecured revolving credit facility with $195.0 million outstanding as of September 30, 2011 and a $10.7 million bond, both of which bear interest at a floating rate.

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

Additionally, we have entered into foreign currency forward agreements to hedge the currency fluctuations related to the monthly cash flows of our Canadian properties. These foreign currency forwards settled or settle at the end of each month from April to December 2011 and lock in an exchange rate of $0.99 CAD per U.S. dollar on approximately $500 thousand monthly CAD denominated cash flows.

See Note 11 to the consolidated financial statements in this Quarterly Report on Form 10-Q for additional information on our derivative financial instruments and hedging activities.

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

On October 20, 2011, Concord Associates, L.P., Concord Resort, LLC and Concord Kiamesha LLC filed a complaint with the Supreme Court of the State of New York, County of Westchester against the Company and certain of its subsidiaries alleging breach of contract and breach of the duty of good faith and fair dealing with respect to a casino development agreement relating to the casino resort project in Sullivan County, New York. Plaintiffs are seeking specific performance with respect to such agreement and money damages of $800 million. The Company intends to vigorously defend the claims asserted against the Company and certain of its subsidiaries by the Concord entities for which it believes it has meritorious defenses.

Item 1A.	Risk Factors

There were no material changes during the quarter from the risk factors previously discussed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 1, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2011, we did not sell any unregistered securities.

Item 3.	Defaults Upon Senior Securities

There were no reportable events during the quarter ended September 30, 2011.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

There were no reportable events during the quarter ended September 30, 2011.

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

ENTERTAINMENT PROPERTIES TRUST

Dated: November 3, 2011	By	/s/ David M. Brain
David M. Brain, President – Chief Executive
Officer (Principal Executive Officer)

Dated: November 3, 2011	By	/s/ Mark A. Peterson
Mark A. Peterson, Vice President – Chief
Financial Officer (Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document

12.1*	Computation of Ratio of Earnings to Fixed Charges is attached hereto as Exhibit 12.1

12.2*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Distributions is attached hereto as Exhibit 12.2

31.1*	Certification of David M. Brain, Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Mark A. Peterson, Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

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