Form 10-K
period 2011-12-31
ENTERTAINMENT PROPERTIES TRUST
filed 2012-02-24
CIK 1045450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number: 001-13561

ENTERTAINMENT PROPERTIES TRUST
(Exact name of registrant as specified in its charter)

Maryland	43-1790877
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

909 Walnut Street, Suite 200 Kansas City, Missouri	64106
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (816) 472-1700
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common shares of beneficial interest, par value $.01 per share	New York Stock Exchange
5.75% Series C cumulative convertible preferred shares of beneficial interest, par value $.01 per share	New York Stock Exchange
7.375% Series D cumulative redeemable preferred shares of beneficial interest, par value $.01 per share	New York Stock Exchange
9.00% Series E cumulative convertible preferred shares of beneficial interest, par value $.01 per share	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The aggregate market value of the common shares of beneficial interest (“common shares”) of the registrant held by non-affiliates, based on the closing price on the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the New York Stock Exchange, was $2,178,778,179.
At February 23, 2012, there were 46,654,779 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2012 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A are incorporated by reference in Part III of this Annual Report on Form 10-K.

CAUTIONARY STATEMENT CONCERNING FORWARD LOOKING STATEMENTS

With the exception of historical information, certain statements contained or incorporated by reference herein may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as those pertaining to our acquisition or disposition of properties, our capital resources, future expenditures for development projects, and our results of operations. Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of actual events. There is no assurance the events or circumstances reflected in the forward-looking statements will occur. You can identify forward-looking statements by use of words such as “will be,” “intend,” “continue,” “believe,” “may,” “expect,” “hope,” “anticipate,” “goal,” “forecast,” “expects,” “pipeline,” “anticipates,” “estimates,” “offers,” “plans” “would,” “may” or other similar expressions or other comparable terms or discussions of strategy, plans or intentions in this Annual Report on Form 10-K. In addition, references to our budgeted amounts and guidance are forward looking statements. Factors that could materially and adversely affect us include, but are not limited to, the factors listed below:

•	General international, national, regional and local business and economic conditions;

•	Continuing volatility in the financial markets;

•	Adverse changes in our credit ratings;

•	An increase in interest rates;

•
The duration or outcome of litigation, or other factors outside of the litigation, relating to our significant investment in a planned casino and resort development which may cause the development to be indefinitely delayed or cancelled;

•	The failure of a bank to fund a request by us to borrow money;

•	Failure of banks in which we have deposited funds;

•	Defaults in the performance of lease terms by our tenants;

•	Defaults by our customers and counterparties on their obligations owed to us;

•	A borrower's bankruptcy or default;

•	The obsolescence of older multiplex theatres owned by some of our tenants or by any overbuilding of megaplex theatres in their markets;

•
Our ability to renew maturing leases with theatre tenants on terms comparable to prior leases and/or our ability to lease any re-claimed space from some of our larger theatres at economically favorable terms;

•	Risks of operating in the entertainment industry;

•	Our ability to compete effectively;

•	A single tenant represents a substantial portion of our lease revenue;

•	A single tenant leases or is the mortgagor of all our investments related to metropolitan ski areas and a single tenant leases a significant number of our public charter school properties;

•
The ability of our public charter school tenants to comply with their charters and continue to receive funding from state or other regulatory authorities, the approval by applicable governing authorities of substitute operators to assume control of any failed public charter schools and our ability to negotiate the terms of new leases with such substitute tenants on acceptable terms, and our ability to complete collateral substitutions as applicable;

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

•	Our ability to secure adequate insurance and risk of potential uninsured losses, including from natural disasters;

•	Risks involved in joint ventures;

•	Risks in leasing multi-tenant properties;

•	A failure to comply with the Americans with Disabilities Act or other laws;

•	Risks of environmental liability;

•	Our real estate investments are relatively illiquid;

•	We own assets in foreign countries;

•	Risks associated with owning, operating or financing properties for which the tenant's, mortgagor's or our operations may be impacted by weather conditions and climate change;

•	Risks associated with the ownership of vineyards and wineries;

•	Risks associated with security breaches and other disruptions;

•	Our ability to pay distributions in cash or at current rates;

•	Fluctuations in interest rates;

•	Fluctuations in the market prices for our shares;

•	Certain limits on changes in control imposed under law and by our Declaration of Trust and Bylaws;

•	Policy changes obtained without the approval of our shareholders;

•	Equity issuances could dilute the value of our shares;

•	Risks associated with changes in the Canadian exchange rate; and

•	Changes in laws and regulations, including tax laws and regulations.

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

We are a self-administered REIT. As of December 31, 2011, we had total assets of approximately $3.1 billion (before accumulated depreciation of approximately $0.3 billion). Our investments are generally structured as long-term triple-net leases that require the tenants to pay substantially all expenses associated with the operation and maintenance of the property, or as long-term mortgages with economics similar to our triple-net lease structure.

As of December 31, 2011, our real estate portfolio was comprised of approximately $2.6 billion in assets (before accumulated depreciation of approximately $0.3 billion) and consisted of interests in:

•	112 megaplex theatre properties (including two joint venture properties) located in 33 states and Ontario, Canada;

•	eight entertainment retail centers located in Westminster, Colorado; New Rochelle, New York; Burbank, California; Suffolk, Virginia; and Ontario, Canada;

•	33 public charter school properties located in ten states and the District of Columbia;

•	other specialty properties, including eight wineries and five vineyards located in California and Washington and a metropolitan ski property located in Ohio;

•	land parcels leased to restaurant and retail operators adjacent to several of our theatre properties;

•	approximately $22.8 million in construction in progress for real estate development; and

•	approximately $184.5 million in undeveloped land inventory.

As of December 31, 2011, our real estate portfolio of megaplex theatre properties consisted of approximately 8.8 million square feet and was 99% occupied and our remaining real estate portfolio consisted of 4.4 million square feet and was 96% occupied. The combined real estate portfolio consisted of 13.2 million square feet and was 98% occupied. Our theatre properties are leased to 13 different leading theatre operators in 33 states and Ontario, Canada. For the year ended December 31, 2011, approximately 35% of our total revenue was derived from rental payments by AMC.

As of December 31, 2011, we had invested approximately $233.6 million, net of initial direct costs of $1.8 million, in 27 public charter school properties leased under a master lease to Imagine Schools, Inc. (“Imagine”). We own the fee interest in these properties; however, due to the terms of this lease it is accounted for as a direct financing lease. In addition, we own six public charter school properties leased to four other operators. Our public charter school properties are located in ten states and the District of Columbia.

As of December 31, 2011, we had the following mortgage notes receivable with an outstanding balance of approximately $325.1 million (including accrued interest):

•	$178.4 million in mortgage financing secured by a water-park anchored entertainment village in Kansas City, Kansas as well as two other water-parks in Texas ; and

•	$145.4 million in mortgage financing for ten metropolitan ski properties and development land located in New Hampshire, Vermont, Missouri, Indiana, Ohio and Pennsylvania.

•	$1.3 million in mortgage financing related to the development a public charter school.

Also, as of December 31, 2011, we had five other notes receivable with an outstanding balance of $5.1 million (including accrued interest) net of a provision for an aggregate loan loss of $8.2 million.

Our total investments were approximately $3.0 billion at December 31, 2011. Total investments is a non-GAAP financial measure defined herein as the sum of the carrying values of rental properties and rental properties held for sale (before accumulated depreciation), land held for development, property under development, mortgage notes receivable (including related accrued interest receivable), net, investment in a direct financing lease, net, investment in joint ventures, intangible assets (before accumulated amortization) and notes receivable and related accrued interest receivable, net. Below is a reconciliation of the carrying value of total investments to the constituent items in the consolidated balance sheet at December 31, 2011 (in thousands):

Rental properties, net of accumulated depreciation	$1,819,176
Rental properties held for sale, net of accumulated depreciation	4,696
Add back accumulated depreciation on rental properties	335,116
Add back accumulated depreciation on rental properties held for sale	319
Land held for development	184,457
Property under development	22,761
Mortgage notes and related accrued interest receivable, net	325,097
Investment in a direct financing lease, net	233,619
Investment in joint ventures	25,053
Intangible assets, net of accumulated amortization	4,485
Add back accumulated amortization on intangible assets	9,551
Notes receivable and related accrued interest receivable, net	5,015
Total investments	$2,969,345

Management believes that total investments is a useful measure for management and investors as it illustrates across which asset categories the Company’s funds have been invested. Of our total investments of $3.0 billion at December 31, 2011, $2.0 billion or 68% related to megaplex theatres, entertainment retail centers and other retail parcels, $286.2 million or 10% related to public charter schools and $667.5 million or 22% related to other destination recreational and specialty properties. Furthermore, of the $667.5 million related to other destination recreational and specialty properties, $158.4 million related to metropolitan ski areas, $178.4 million related to the water-park anchored entertainment village development in Kansas and two Texas water-parks, $180.0 million related to the land held for development in Sullivan County, New York and $150.7 million related to vineyards and wineries. At December 31, 2011, affiliates of Imagine are the lessees of 82% of our public charter school properties. Similarly, Peak Resorts, Inc. (“Peak”) is the lessee of our metropolitan ski area in Ohio and is the mortgagor on five notes receivable secured by ten metropolitan ski areas and related development land.

As further described in Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K, during the year ended December 31, 2011, $42.3 million, or approximately 14% of our total revenue was derived from our four entertainment retail centers in Ontario, Canada. The Company’s wholly-owned subsidiaries that hold the Canadian entertainment retail centers and third party debt represent approximately $144.6 million or 10% of the Company’s equity as of December 31, 2011.

We aggregate the financial information of all our investments into one reportable segment because our investments have similar economic characteristics and because we do not internally report and during 2011 we were not internally organized by investment or transaction type.

We believe destination entertainment, entertainment-related, public charter schools, metropolitan ski areas and other recreational and specialty properties are highly enduring sectors of the real estate industry and that, as a result of our focus on properties in these sectors, industry knowledge and the industry relationships of our management, we have a competitive advantage in providing capital to operators of these types of properties. We believe this focused niche approach offers the potential for higher growth and better yields.

During the past two years, we have taken significant steps to implement our strategy of migrating to an unsecured debt structure and maintaining significant liquidity. In 2010, we issued $250.0 million of unsecured notes and entered into a new $320.0 million unsecured revolving credit facility. During 2011 and early 2012, we amended our unsecured revolving credit facility to an increased capacity of $400 million at a significantly lower interest rate spread and entered into a new $240 million term loan. Having enhanced our liquidity position, strengthened our balance sheet and obtained access to the unsecured debt markets, we believe we are better positioned to aggressively pursue potential investments, acquisitions and financing transaction opportunities that may become available to us from time to time.

We believe our management’s knowledge and industry relationships have facilitated favorable opportunities for us to acquire, finance and lease properties. Historically, our primary challenges have been locating suitable properties, negotiating favorable lease or financing terms, and managing our real estate portfolio as we have continued to grow. We are particularly focused on property categories which allow us to use our experience to mitigate some of the risks inherent in the current economic environment. We cannot provide any assurance that any such potential investment or acquisition opportunities will arise in the near future, or that we will actively pursue any such opportunities.

Megaplex Theatres

A significant portion of our assets consist of megaplex theatres. Megaplex theatres typically are multi-screen with stadium-style seating (seating with elevation between rows to provide unobstructed viewing) and are equipped with amenities that significantly enhance the audio and visual experience of the patron. We believe the development of new generation megaplex theatres, including the introduction of new digital cinema and 3-D technology, has accelerated the obsolescence of many of the previous generation of multiplex theatres by setting new standards for moviegoers, who, in our experience, have demonstrated their preference for the more attractive surroundings, wider variety of films, enhanced quality of visual presentation and superior customer service typical of megaplex theatres.

We expect the development of megaplex theatres to continue in the United States and abroad over the long-term. With the development of the stadium style megaplex theatre as the preeminent format for cinema exhibition, the older generation of smaller sloped theatres has generally experienced a significant downturn in attendance and performance. As a result of the significant capital commitment involved in building megaplex theatres and the experience and industry relationships of our management, we believe we will continue to have opportunities to provide capital to exhibition businesses for development of new megaplex theatres.

The success of several of our larger 24 and 30 screen properties has resulted in other exhibitors building properties that have reduced the 20 to 25 mile customer drawing range that these properties previously enjoyed. As a result of these competitive pressures, we may, at the expiration of the primary term of a lease, reduce the number of screens at a property to better reflect the existing market demands. Any such screen reduction will create an opportunity to reclaim a portion of the former theatre for conversion to another use, while retaining the majority of the building for a newly re-configured theatre. In addition to positioning expiring theatre assets for continued success, the redevelopment of these assets creates an opportunity to diversify the Company's tenant base.

Additionally, many theatre operators are expanding their food and beverage offerings, including the introduction of varying in-theatre dining options with alcohol availability. The introduction of these enhanced food and beverage offerings, along with the technological improvements of digital projection, large-format and 3-D presentation, should continue to drive future growth and create opportunities to deploy capital both in the US and abroad.

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

Although we are primarily a long-term investor, we may also sell assets if we believe that it is in the best interest of our shareholders. During 2011, we sold our Toronto Dundas Square entertainment retail center and related signage business in downtown Toronto for gross sale proceeds of approximately $226 million Canadian and recorded a net gain of $18.3 million U.S.

Public Charter Schools

Public charter schools are tuition-free, independent schools that are publicly funded by local, state and federal tax dollars based on enrollment. Like district public schools, public charter schools are required to meet both state and federal academic standards. Driven by the need to improve the quality of public education and provide more school choice in America, public charter schools are one of the fastest growing segments of the multi-billion dollar educational facilities sector, and a critical need exists for the financing of new and refurbished educational facilities. To meet this need, we have established relationships with public charter school operators and developers across the country and expect to continue to develop our leadership position in providing real estate financing in this area.

Public charter schools are operated pursuant to charters granted by various state or other regulatory authorities and are dependent upon funding from such sources. Due to revenue shortfalls and other factors, these authorities have pressure to reduce their spending budgets and, as a result, educational funding has been reduced in some cases and may continue to be reduced in the future. This can impact our tenants' operations and potentially their ability to pay our scheduled rent. However, these reductions differ state by state and have historically been more significant at the post-secondary education level than at the K-12 level that our tenants' serve. Furthermore, while there can be no assurance as to the level of these cuts, we analyze each state's fiscal situation and commitment to the charter school movement before providing financing in a new state, and also factor in anticipated reductions (as applicable) in the states in which we do decide to do business.

Metropolitan Ski Areas

Our daily attendance ski park model provides a sustainable advantage for the value conscious consumer, providing outdoor entertainment during the winter. All of the high-quality ski and snowboarding areas that serve as collateral for our mortgage notes in this area as well as our one owned property offer snowmaking capabilities and provide a variety of terrains and vertical drop options. The primary appeal of our ski parks lies in the convenient, low cost and reliable experience consumers can expect. Skiers and snowboarders are passionate about their sport and they invest in equipment to enjoy it. However, not every enthusiast has the time or money to travel to and stay at expensive mountain locations. Given that all of our ski parks are located near major metropolitan areas, they offer skiing and snowboarding as an everyday experience, not simply as a once-a-season vacation. Furthermore, advanced snowmaking capabilities increase the reliability of the experience versus other ski areas that do not have such capabilities. We expect to continue to pursue opportunities in this area.

Vineyards and Wineries

The wine industry was adversely affected by the recent economic downturn which affected several of our tenants' ability to perform under their leases. As a result, we have taken back certain properties due to non-performance under the related leases, and have granted concessions to other tenants in the form of rent abatement or rent deferral. During the second quarter of 2011, we engaged outside brokers to list all of our vineyard and winery properties for sale or lease with the primary focus on selling all these assets within two years. During 2011, we completed the sale of three vineyard and winery investments.

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

Business Objectives and Strategies

Our long-term primary business objective is to enhance shareholder value by achieving predictable and increasing Funds From Operations (“FFO”) and dividends per share (See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Funds From Operations” for a discussion of FFO). Our prevailing strategy is to focus on long-term investments in a limited number of categories in which we maintain a depth of knowledge and relationships, and which we believe offer sustained performance throughout all economic cycles. We intend to achieve this objective by continuing to execute the Growth Strategies, Operating Strategies and Capitalization Strategies described below.

Growth Strategies

As a part of our growth strategy, we will consider acquiring or developing additional megaplex theatre properties, public charter schools and metropolitan ski areas, and acquiring or developing other single-tenant entertainment, entertainment-related, recreational or specialty properties. We will also consider acquiring or developing additional ERC’s. We may also pursue opportunities to provide mortgage financing for these same property types in certain situations where this structure is more advantageous than owning the underlying real estate.

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

Attractive Economics
We seek investments that provide accretive returns initially and increasing returns over time with rent escalators and percentage rent features that allow participation in the financial performance of the property. Further, we are interested in investments that provide a depth of opportunity to invest sufficient capital to be meaningful to our total financial results and also provide diversity by market, geography or tenant operator.

Advantageous Position
In combination with the preceding principles, when investing we look for a competitive advantage such as unique knowledge of the category, access to industry information, a preferred tenant relationship or other relationships that provide access to sites and development projects.

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

Tenant and Customer Relationships
We intend to continue developing and maintaining long-term working relationships with theatre, restaurant, retail, public charter school, metropolitan ski area and other recreation and specialty business operators and developers by providing capital for multiple properties on an international, national or regional basis, thereby creating efficiency and value for both the operators and the Company.

Portfolio Diversification
We will endeavor to further diversify our asset base by property type, geographic location and tenant or customer. In pursuing this diversification strategy, we will target theatre, restaurant, retail, public charter school, metropolitan ski area and other recreational and specialty business operators that we view as leaders in their market segments and have the ability to compete effectively and perform under their agreements with the Company.

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

Capitalization Strategies

Debt and Equity Financing
Our debt to gross assets ratio (i.e. long-term debt of the Company as a percentage of total assets plus accumulated depreciation) was 38% at December 31, 2011. We expect to maintain a debt to gross assets ratio of between 35% and 45% going forward. While maintaining lower leverage mitigates the growth in per share results, we believe lower leverage and an emphasis on liquidity are prudent during the current economic cycle.

On October 13, 2011, we amended and restated our unsecured revolving credit facility at a significantly lower interest rate spread and increased its capacity to $400 million. The facility has a maturity date of October 13, 2015 with a one year extension available at the Company's option. Additionally, on January 5, 2012, we entered into a new $240 million five year term loan facility. The loan matures on January 5, 2017 and proceeds were used primarily to pay down our revolving credit facility to zero. The unsecured revolving credit facility and the term loan are guaranteed by certain of our subsidiaries.

Prior to 2010, we relied primarily on secured debt financings. Since then we completed out inaugural public senior unsecured note offering, our unsecured revolving credit facility and new term loan, which represent significant steps in the implementation of our strategy to migrate to an unsecured debt structure. In the future, we may from time to time seek to access the public and private credit markets on an opportunistic basis through the issuance of unsecured debt securities. We believe this strategy will increase our access to capital and permit us to more efficiently match available debt and equity financing to our ongoing capital requirements.

Our sources of equity financing consist of the issuance of common shares as well as the issuance of preferred shares (including convertible preferred shares). In addition to larger underwritten registered public offerings of both common and preferred shares, we have also offered shares pursuant to registered public offerings through the direct share purchase component of our Dividend Reinvestment and Direct Share Purchase Plan (“DSP Plan”). While such offerings are generally smaller than a typical underwritten public offering, issuing common shares under the direct share purchase component of our DSP Plan allows us to access capital on a more frequent basis in a cost-effective manner. We expect to opportunistically access the equity markets in the future and, depending primarily on the size and timing of our equity capital needs, may continue to issue shares under the direct share purchase component of our DSP Plan. Furthermore, we may issue shares in connection with acquisitions in the future.

Joint Ventures
We will examine and may pursue potential additional joint venture opportunities with institutional investors or developers if the investments to which they relate meet our guiding principles discussed above. We may employ higher leverage in joint ventures.

Payment of Regular Distributions
We have paid and expect to continue to pay quarterly dividend distributions to our common and preferred shareholders. Our Series C cumulative convertible preferred shares (“Series C preferred shares”) have a dividend rate of 5.75%, our Series D cumulative redeemable preferred shares (“Series D preferred shares”) have a dividend rate of 7.375%, and our Series E cumulative convertible preferred shares (“Series E preferred shares”) have a dividend rate of 9.00%. Among the factors the Company’s board of trustees (“Board of Trustees”) considers in setting the common share distribution rate are the applicable REIT tax rules and regulations that apply to distributions, the Company’s results of operations, including FFO per share, and the Company’s Cash Available for Distribution (defined as net cash flow available for distribution after payment of operating expenses, debt service, preferred dividends and other obligations).

Competition

We compete for real estate financing opportunities with other companies that invest in real estate, as well as traditional financial sources such as banks and insurance companies. REITs have financed and may continue to seek to finance destination entertainment, entertainment-related, public charter schools, metropolitan ski areas and other recreational or specialty properties as new properties are developed or become available for acquisition.

Employees

As of December 31, 2011, we had 27 full time employees.

Principal Executive Offices

The Company’s principal executive offices are located at 909 Walnut Street, Suite 200, Kansas City, Missouri 64106; telephone (816) 472-1700.

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

Risks That May Impact Our Financial Condition or Performance

Volatility in the financial markets may impair our ability to refinance existing obligations or obtain new financing for acquisition or development of properties.
The global financial markets recently have undergone and may continue to experience pervasive and fundamental disruptions. While the capital markets have shown signs of improvement, the sustainability of an economic recovery is uncertain and additional levels of market disruption and volatility could materially adversely impact our ability to refinance our existing obligations as they mature or obtain new financing for acquisition or development of properties.

Adverse changes in our credit ratings could impair our ability to obtain additional debt and equity financing on favorable terms, if at all, and negatively impact the market price of our securities, including our common stock.
The credit ratings of our senior unsecured debt and preferred equity securities are based on our operating performance, liquidity and leverage ratios, overall financial position and other factors employed by the credit rating agencies in their rating analyses of us. Our credit ratings can affect the amount and type of capital we can access, as well as the terms of any financings we may obtain. There can be no assurance that we will be able to maintain our current credit ratings and in the event that our current credit ratings deteriorate, we would likely incur higher borrowing costs and it may be more difficult or expensive to obtain additional financing or refinance existing obligations and commitments. Also, a downgrade in our credit ratings would trigger additional costs or other potentially negative consequences under our current and future credit facilities and debt instruments.

An increase in interest rates could increase interest cost on new debt, and could materially adversely impact our ability to refinance existing debt, sell assets and limit our acquisition and development activities.
If interest rates increase, so could our interest costs for any new debt. This increased cost could make the financing of any acquisition and development activity more costly. Rising interest rates could limit our ability to refinance existing debt when it matures, or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness. In addition, an increase in interest rates could decrease the amount third parties are willing to pay for our assets, thereby limiting our ability to reposition our portfolio promptly in response to changes in economic or other conditions.

We previously made a significant investment in a planned casino and resort development, which is now the subject of ongoing litigation. We cannot predict the duration or outcome of this litigation. In the event of prolonged litigation or an unfavorable outcome, or other factors outside of the litigation, the casino project and resort development may be indefinitely delayed or canceled, which could have a material adverse effect on the casino project and resort development and/or our financial condition and results of operations.
We previously reached a settlement agreement with the developer of the planned casino and resort project in Sullivan County, New York and certain related affiliates, pursuant to which we acquired certain land at the project. Entities affiliated with the developer of the casino property subsequently commenced litigation against us and certain of our subsidiaries regarding matters addressed by the settlement agreement. We believe we have meritorious defenses to this litigation and intend to defend it vigorously. There can be no assurances, however, as to the duration or ultimate outcome of this litigation, nor can there be any assurances as to the costs we may incur in defending against and/or resolving this litigation. In the event of prolonged litigation or an unfavorable outcome, or simply as a result of economic conditions, the planned casino and resort development may be indefinitely delayed or canceled. There can be no assurance that such an indefinite delay or cancellation would not have a material adverse effect on our investment, which could cause us to record an impairment charge with respect to our interest in such property, and which could result in a material adverse effect on our financial condition and results of operations.

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

If a tenant becomes bankrupt or insolvent, that could diminish or eliminate the income we expect from that tenant's leases. If a tenant becomes insolvent or bankrupt, we cannot be sure that we could recover the premises from the tenant promptly or from a trustee or debtor-in-possession in a bankruptcy proceeding relating to the tenant. On the other hand, a bankruptcy court might authorize the tenant to terminate its leases with us. If that happens, our claim against the bankrupt tenant for unpaid future rent would be subject to statutory limitations that might be substantially less than the remaining rent owed under the leases. In addition, any claim we have for unpaid past rent would likely not be paid in full and we would also have to take a charge against earnings for any accrued straight-line rent receivable related to the leases.

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

We could be adversely affected by a borrower's bankruptcy or default.
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

The base term of some of our original theatre leases are beginning to expire and there is no assurance that such leases will be renewed at existing lease terms or that we can lease any re-claimed space from some of our larger theatres at economically favorable terms.
The base term of some of our original theatre leases are beginning to expire. For theatres that are not performing as well as they did in the past, the tenants have and may continue to seek rent or other concessions or not renew at all. Furthermore, some tenants of our larger megaplex theatres desire to down-size the theatres they lease to respond to market trends. As a result, these tenants have and may continue to seek rent or other concessions from us, including requiring us to down-size the theatres or otherwise modify the properties in order to renew their leases. Furthermore, while any such screen reductions would likely create opportunities to reclaim a portion of the former theatres for conversion to other uses, there is no guarantee that we can re-lease such space or that such leases would be at economically favorable terms.

Operating risks in the entertainment industry may affect the ability of our tenants to perform under their leases.
The ability of our tenants to operate successfully in the entertainment industry and remain current on their lease obligations depends on a number of factors, including the availability and popularity of motion pictures, the performance of those pictures in tenants' markets, the allocation of popular pictures to tenants, the release window (represents the time that elapses from the date of a picture's theatrical release to the date it is available on other mediums) and the terms on which the pictures are licensed. Neither we nor our tenants control the operations of motion picture distributors. Megaplex theatres represent a greater capital investment, and generate higher rents, than the previous generation of multiplex theatres. For this reason, the ability of our tenants to operate profitably and perform under their leases could be dependent on their ability to generate higher revenues per screen than multiplex theatres typically produce. The success of “out-of-home” entertainment venues such as megaplex theatres, entertainment retail centers and recreational properties also depends on general economic conditions and the willingness of consumers to spend time and money on out-of-home entertainment.

Real estate is a competitive business.
Our business operates in highly competitive environments. We compete with a large number of real estate property owners and developers, some of which may be willing to accept lower returns on their investments. Principal factors of competition are rent or interest charged, attractiveness of location, the quality of the property and breadth and quality of services provided. If our competitors offer space at rental rates below the rental rates we are currently charging our tenants, we may lose potential tenants, and we may be pressured to reduce our rental rates below those we currently charge in order to retain tenants when our tenants' leases expire. Our success depends upon, among other factors, trends of the national and local economies, financial condition and operating results of current and prospective tenants and customers, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation and population trends.

A single tenant represents a substantial portion of our lease revenues.
For the year ended December 31, 2011, approximately 35% of our total revenue was derived from rental payments by AMC, one of the nation's largest movie exhibition companies, under leases for megaplex theatre properties. AMCE Entertainment, Inc. (“AMCE”) has guaranteed AMC's performance under substantially all of their leases. We have diversified and expect to continue to diversify our real estate portfolio by entering into lease transactions with a number of other leading operators. Nevertheless, our revenues and our continuing ability to service our debt and pay shareholder dividends are currently substantially dependent on AMC's performance under its leases and AMCE's performance under its guarantee.

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

A single tenant leases or is the mortgagor of all our investments related to metropolitan ski areas and a single tenant leases a significant number of our public charter school properties.
Peak is the lessee of our metropolitan ski area in Ohio and is the mortgagor on five notes receivable secured by ten metropolitan ski areas and related development land. Similarly, Imagine is the lessee of a significant number of our public charter school properties. If Peak failed to perform under its lease and mortgage loan obligations, and/or Imagine failed to perform under its master lease, we may need to reduce our shareholder distributions and may not have sufficient funds to support operations or service our debt until substitute operators are obtained. If that happened, we cannot predict when or whether we could obtain quality substitute tenants or mortgagors on acceptable terms.

Public charter schools are operated pursuant to charters granted by various state or other regulatory authorities and are dependent upon funding from such regulatory authorities. We could be adversely affected by a public charter school's failure to comply with its charter, non-renewal of a charter upon expiration or by its reduction or loss of funding.
Our public charter school properties operate pursuant to charters granted by various state or other regulatory authorities, which are generally shorter than our lease terms, and most of the schools have undergone or expect to undergo compliance audits or reviews by such regulatory authorities. Such audits and reviews examine the financial as well as the academic performance of the school. Adverse audit or review findings could result in non-renewal, revocation or termination of a charter school's charter, or in some cases, a reduction in the amount of state funding, repayment of previously received state funding or other economic sanctions. Our public charter school tenants are also dependent upon funding from various state or other regulatory authorities, which are currently experiencing budgetary constraints, and any reduction or loss of such funding could adversely affect a public charter school's ability to comply with its charter and/or pay its obligations.

Although our public charter school tenants have not experienced a significant number of charter non-renewals, revocations or terminations to date, there can be no assurances that such tenants' charters will not be subject to these actions in the future. Imagine, an operator of public charter schools, is a lessee of a significant number of our public charter school properties. Recently, some of the public charter schools operated by Imagine that are located on our properties have been subject to compliance audits or reviews that resulted in probationary actions and, in one case, charter revocation. We are currently in the process of resolving these issues with Imagine; however there can be no assurances that any such solutions will satisfy either the respective regulatory body or the Company, and could result in the Company pursuing its remedies in the lease.

We believe that we have taken actions to mitigate, or have otherwise accounted for, some of the risks associated with our public charter school properties. For instance, Imagine is required to maintain irrevocable letters of credit to secure a portion of their annual lease payment owed to us under the master lease agreement. Subject to our approval and certain other terms and conditions, the master lease agreement also allows Imagine to repurchase from us the public charter school properties that are causing technical defaults and, in substitution for such properties, sell to us public charter school properties that would otherwise comply with the lease agreement. However, there is no guarantee that acceptable schools will be available for substitutions or that such substitutions will be completed. In addition, while governing authorities may approve substitute operators for failed public charter schools to ensure continuity for students, we cannot predict when or whether applicable governing authorities would approve such substitute operators, nor can we predict whether we could reach lease agreements with such substitute tenants on acceptable terms.

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
Most of our financing arrangements require us to make a lump-sum or "balloon" payment at maturity. There can be no assurance that we will be able to refinance such debt on favorable terms or at all. To the extent we cannot refinance such debt on favorable terms or at all, we may be forced to dispose of properties on disadvantageous terms or pay higher interest rates, either of which would have an adverse impact on our financial performance and ability to make distributions to our shareholders.

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
The mortgages on our properties contain customary covenants such as those that limit our ability, without the prior consent of the lender, to further mortgage the applicable property or to discontinue insurance coverage. Our unsecured revolving credit facility, term loan facility, senior notes and other loans that we may obtain in the future contain certain cross-default provisions as well as customary restrictions, requirements and other limitations on our ability to incur indebtedness, including covenants that limit our ability to incur debt based upon the level of our ratio of total debt to total assets, our ratio of secured debt to total assets, our ratio of EBITDA to interest expense and fixed charges. Our ability to borrow under both our unsecured revolving credit facility and our term loan facility is also subject to compliance with certain other covenants. In addition, failure to comply with our covenants could cause a default under the applicable debt instrument, and we may then be required to repay such debt with capital from other sources. Under those circumstances, other sources of capital may not be available to us, or be available only on unattractive terms. Additionally, our ability to satisfy current or prospective lenders' insurance requirements may be adversely affected if lenders generally insist upon greater insurance coverage against acts of terrorism than is available to us in the marketplace or on commercially reasonable terms.

We rely on debt financing, including borrowings under our unsecured revolving credit facility, term loan facility and debt secured by individual properties, to finance our acquisition and development activities and for working capital. If we are unable to obtain financing from these or other sources, or to refinance existing indebtedness upon maturity, our financial condition and results of operations would likely be adversely affected.

We may acquire or develop properties or acquire other real estate related companies and this may create risks.
We may acquire or develop properties or acquire other real estate related companies when we believe that an acquisition or development is consistent with our business strategies.  We may not, however, succeed in consummating desired acquisitions or in completing developments on time. In addition, we may face competition in pursuing acquisition or development opportunities that could increase our costs.  Difficulties in integrating acquisitions may prove costly or time-consuming and could divert management's attention. Acquisitions or developments in new markets or industries where we do not have the same level of market knowledge may expose us to unanticipated risks in those markets and industries to which we are unable to effectively respond and, as a result, our performance in those new markets and industries and overall may be worse than anticipated. In addition, there is no assurance that planned third party financing related to acquisition and development opportunities will be provided on a timely basis or at all, thus increasing the risk that such opportunities are delayed or fail to be completed as originally contemplated. We may also abandon acquisition or development opportunities that we have begun pursuing and consequently fail to recover expenses already incurred and have devoted management time to a matter not consummated. Furthermore, our acquisitions of new properties or companies will expose us to the liabilities of those properties or companies, some of which we may not be aware at the time of acquisition. In addition, development of our existing properties presents similar risks.

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
If we fail to qualify as a REIT for federal income tax purposes, we will be taxed as a corporation. We are organized and believe we qualify as a REIT, and intend to operate in a manner that will allow us to continue to qualify as a REIT. However, we cannot provide any assurance that we have always qualified and will remain qualified in the future. This is because qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code of 1986, as amended, on which there are only limited judicial and administrative interpretations, and depends on facts and circumstances not entirely within our control. In addition, future legislation, new regulations, administrative interpretations or court decisions may significantly change the tax laws, the application of the tax laws to our qualification as a REIT or the federal income tax consequences of that qualification.

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
Substantially all of our assets are held through our subsidiaries.  We depend on these subsidiaries for substantially all of our cash flow.  The creditors of each of our direct and indirect subsidiaries are entitled to payment of that subsidiary's obligations to them, when due and payable, before distributions may be made by that subsidiary to us.  Thus, our ability to service our debt obligations and make distributions to holders of our common and preferred shares depends on our subsidiaries' ability first to satisfy their obligations to their creditors and then to make distributions to us. Our subsidiaries are separate and distinct legal entities and have no obligations, other than guaranties of our debt, to make funds available to us.

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
We had 27 full-time employees as of December 31, 2011 and, therefore, the impact we may feel from the loss of an employee may be greater than the impact such a loss would have on a larger organization. We are dependent on the efforts of the following individuals: David M. Brain, our President and Chief Executive Officer; Gregory K. Silvers, our Executive Vice President, Chief Operating Officer, General Counsel and Secretary; Mark A. Peterson, our Senior Vice President and Chief Financial Officer; Morgan G. Earnest, our Senior Vice President and Chief Investment Officer and Michael L. Hirons, our Vice President - Finance. While we believe that we could find replacements for our personnel, the loss of their services could harm our operations and adversely affect the value of our common shares.

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
Although our lease terms obligate the tenants to bear substantially all of the costs of operating the properties, investing in real estate involves a number of risks, including:

•
the risk that tenants will not perform under their leases, reducing our income from the leases or requiring us to assume the cost of performing obligations (such as taxes, insurance and maintenance) that are the tenant's responsibility under the lease;

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
Our entertainment retail centers in Westminster, Colorado, New Rochelle, New York, Burbank, California, Suffolk, Virginia and Ontario, Canada, and similar properties we may seek to acquire or develop in the future, involve risks not typically encountered in the purchase and lease-back of real estate properties which are operated by a single tenant. The ownership or development of multi-tenant retail centers could expose us to the risk that a sufficient number of suitable tenants may not be found to enable the centers to operate profitably and provide a return to us. This risk may be compounded by the failure of existing tenants to satisfy their obligations due to various factors, including the current economic crisis. These risks, in turn, could cause a material adverse impact to our results of operations and business.

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

These costs could be substantial and in extreme cases could exceed the value of the contaminated property. The presence of hazardous substances or petroleum products or the failure to properly remediate contamination may adversely affect our ability to borrow against, sell or lease an affected property. In addition, some environmental laws create liens on contaminated sites in favor of the government for damages and costs it incurs in connection with a contamination. Most of our loan agreements require the Company or a subsidiary to indemnify the lender against environmental liabilities. Our leases require the tenants to operate the properties in compliance with environmental laws and to indemnify us against environmental liability arising from the operation of the properties. We believe all of our properties are in material compliance with environmental laws. However, we could be subject to strict liability under environmental laws because we own the properties. There is also a risk that tenants may not satisfy their environmental compliance and indemnification obligations under the leases. Any of these events could substantially increase our cost of operations, require us to fund environmental indemnities in favor of our lenders, limit the amount we could borrow under our unsecured revolving credit facility and term loan facility and reduce our ability to service our debt and make distributions to shareholders.

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

Additionally, we have made initial investments in projects located in China and may enter other international markets, which may have similar risks as described above as well as unique risks associated with a specific country.

There are risks in owning or financing properties for which the tenant's, mortgagor's or our operations may be impacted by weather conditions and climate change.
We have acquired and financed metropolitan ski areas as well as vineyards and wineries, and may continue to do so in the future. The operators of these properties, our tenants or mortgagors, are dependent upon the operations of the properties to pay their rents and service their loans. The ski area operator's ability to attract visitors is influenced by weather conditions and climate change in general, each of which may impact the amount of snowfall during the ski season. Adverse weather conditions may discourage visitors from participating in outdoor activities. In addition, unseasonably warm weather may result in inadequate natural snowfall, which increases the cost of snowmaking, and could render snowmaking wholly or partially ineffective in maintaining quality skiing conditions. Excessive natural snowfall may materially increase the costs incurred for grooming trails and may also make it difficult for visitors to obtain access to the ski resorts. Prolonged periods of adverse weather conditions, or the occurrence of such conditions during peak visitation periods, could have a material adverse effect on the operator's financial results and could impair the ability of the operator to make rental payments or service our loans.

The ability to grow quality wine grapes and a sufficient quantity of wine grapes is influenced by weather conditions and climate change. Droughts, freezes and other weather conditions or phenomena, such as “El Nino,” may adversely affect the timing, quality or quantity of wine grape harvests, and this can have a material adverse effect on the operating results of our vineyard and winery operators, as well as the operations of those properties we operate. In addition to reduced cash flow from the properties we operate, the ability of our tenants to make rental payments or service our loans could also be impaired.

Vineyards and wineries are subject to a number of risks associated with the agricultural industry.
Winemaking and wine grape growing are subject to a variety of agricultural risks. In addition to weather, various diseases, pests, fungi and viruses can affect the quality and quantity of wine grapes and negatively impact the profitability of our tenants. Furthermore, wine grape growing requires adequate water supplies. The water needs of our properties are generally supplied through wells and reservoirs located on the properties. Although we believe that there are adequate water supplies to meet the needs of all of our properties, a substantial reduction in water supplies could result in material losses of wine crops and vines. If our tenants or the properties which we operate suffer a downturn due to any of the factors described above, these tenants may be unable to make their lease or loan payments and cash flow from the properties which we operate may be reduced, both of which could adversely affect our results of operations and financial condition.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.
In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and that of our tenants and clients and personally identifiable information of our employees, in our facility and on our network. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our network and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, disrupt our operations, damage our reputation, and cause a loss of confidence, which could adversely affect our business.

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
Our future growth will depend in part on our ability to raise additional capital. If we raise additional capital through the issuance of equity securities, the interests of holders of our common shares could be diluted. Likewise, our Board of Trustees is authorized to cause us to issue preferred shares in one or more series, the holders of which would be entitled to dividends and voting and other rights as our Board of Trustees determines, and which could be senior to or convertible into our common shares. Accordingly, an issuance by us of preferred shares could be dilutive to or otherwise adversely affect the interests of holders of our common shares. As of December 31, 2011, our Series C preferred shares are convertible, at each of the holder's option, into our common shares at a conversion rate of 0.3574 common shares per $25.00 liquidation preference, which is equivalent to a conversion price of approximately $69.95 per common share (subject to adjustment in certain events). Additionally, as of December 31, 2011, our Series E preferred shares are convertible, at each of the holder's option, into our common shares at a conversion rate of 0.4512 common shares per $25.00 liquidation preference, which is equivalent to a conversion price of approximately $55.41 per common share (subject to adjustment in certain events). Depending upon the number of Series C and Series E preferred shares being converted at one time, a conversion of Series C and Series E preferred shares could be dilutive to or otherwise adversely affect the interests of holders of our common shares.

Changes in foreign currency exchange rates may have an impact on the value of our shares.
The functional currency for our Canadian operations is the Canadian dollar. As a result, our future operating results could be affected by fluctuations in the exchange rate between U.S. and Canadian dollars, which in turn could affect our share price. We have attempted to mitigate our exposure to Canadian currency exchange risk by having both our Canadian lease rentals and the debt service on our Canadian mortgage financing payable in the same currency. We have also entered into foreign currency exchange contracts to hedge in part our exposure to exchange rate fluctuations. Foreign currency derivatives are subject to future risk of loss. We do not engage in purchasing foreign exchange contracts for speculative purposes.

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

Item 2. Properties

As of December 31, 2011, our real estate portfolio consisted of 112 megaplex theatre properties and various restaurant, retail and other properties including 33 public charter schools and certain properties under construction located in 34 states, the District of Columbia and Ontario, Canada. Except as otherwise noted, all of the real estate investments listed below are owned or ground leased directly by us. The following table lists our properties, their locations, acquisition dates, number of theatre screens, number of seats, gross square footage, and the tenant.

Property	Location	Acquisition date	Screens	Seats	Building (gross sq. ft)	Tenant
Megaplex Theatre Properties:
Amstar 14-Dallas	Dallas, TX	11/97	14	2,962	56,430	Southern
First Colony 24 (1)(27)	Sugar Land, TX	11/97	24	5,098	107,690	AMC
Oakview Plaza 24 (8)(28)	Omaha, NE	11/97	24	5,098	107,402	AMC
Huebner Oaks 24	San Antonio, TX	11/97	24	4,400	96,004	Vacant
Lennox Town Center 24 (1)	Columbus, OH	11/97	24	4,412	98,261	AMC
Mission Valley 20 (1)	San Diego, CA	11/97	20	4,361	84,352	AMC
Ontario Mills 30	Ontario, CA	11/97	30	5,469	131,534	AMC
Promenade 16	Los Angeles, CA	11/97	16	2,860	129,822	AMC
Studio 30	Houston, TX	11/97	30	6,032	136,154	AMC
West Olive 16	Creve Coeur, MO	11/97	16	2,817	60,418	AMC
Leawood Town Center 20 (29)	Leawood, KS	11/97	20	2,995	75,224	AMC
Gulf Pointe 30 (2)(32)	Houston, TX	02/98	30	6,008	130,891	AMC
South Barrington 30 (33)	South Barrington, IL	03/98	30	6,210	130,757	AMC
Mesquite 30 (2)(31)	Mesquite, TX	04/98	30	6,008	130,891	AMC
Cantera Stadium 17 & RPX (2)(4)	Warrenville, IL	04/98	17	3,943	130,757	Regal
Hampton Town Center 24	Hampton, VA	06/98	24	5,098	107,396	AMC
Raleigh Grande 16 (3)	Raleigh, NC	08/98	16	2,596	51,450	Carolina Cinemas
Paradise 24 and XD (21)	Davie, FL	11/98	24	4,180	96,497	Cinemark
Broward 18 (3)	Pompano Beach, FL	11/98	18	3,424	73,637	Muvico
Aliso Viejo Stadium 20 (20)	Aliso Viejo, CA	12/98	20	4,352	98,557	Regal
Boise Stadium 22 (1)(3)	Boise, ID	12/98	22	4,928	140,300	Regal
Woodridge 18 (2)(8)	Woodridge, IL	06/99	18	4,384	82,000	AMC
Westminster Promenade 24 (6)	Westminster, CO	06/99	24	4,812	89,260	AMC
Cary Crossroads Stadium 20 (8)	Cary, NC	12/99	20	3,936	77,475	Regal
Starlight 20 (8)	Tampa, FL	06/99	20	3,928	84,000	Muvico
Palm Promenade 24 (8)	San Diego, CA	02/00	24	4,586	88,610	AMC
Clearview Palace 12 (1)(8)	Metairie, LA	03/02	12	2,495	70,000	AMC
Elmwood Palace 20 (8)	Harahan, LA	03/02	20	4,357	90,391	AMC
Hammond Palace 10 (8)	Hammond, LA	03/02	10	1,531	39,850	AMC
Houma Palace 10 (8)	Huoma, LA	03/02	10	1,871	44,450	AMC
Westbank Palace 16 (8)	Harvey, LA	03/02	16	3,176	71,607	AMC
Cherrydale Stadium 16 (8)	Greenville, SC	06/02	16	2,744	52,800	Regal
Forum 30 (8)	Sterling Heights, MI	06/02	30	5,041	107,712	AMC
Olathe Studio 30 (8)	Olathe, KS	06/02	28	4,191	100,251	AMC
Livonia 20 (8)	Livonia, MI	08/02	20	3,808	75,106	AMC
Hoffman Center 22 (1)(8)	Alexandria, VA	10/02	22	4,150	132,903	AMC
Colonel Glenn 18 (3)	Little Rock, AR	12/02	18	4,122	79,330	Rave
AmStar 16-Macon (15)	Macon, GA	03/03	16	2,950	66,400	Southern
Star Southfield 20	Southfield, MI	05/03	20	7,000	112,119	AMC
South Wind 12 (25)	Lawrence, KS	06/03	12	2,481	42,497	Hollywood
Veterans 24 (9)	Tampa, FL	06/03	24	4,344	94,774	AMC
New Roc Stadium 18 (10)	New Rochelle, NY	10/03	18	3,400	102,267	Regal
Columbiana Grande Stadium 14 (12)	Columbia, SC	11/03	14	3,000	56,705	Regal
Harbour View Grande 16	Suffolk, VA	11/03	16	3,036	61,500	Regal
Cobb Grand 18	Hialeah, FL	12/03	18	4,900	77,400	Cobb
Deer Valley 30 (3)	Phoenix, AZ	03/04	30	5,877	113,768	AMC
Mesa Grand 14 (19)	Mesa, AZ	03/04	14	2,956	94,774	AMC
Hamilton 24 (3)	Hamilton, NJ	03/04	24	4,268	95,466	AMC
Courtney Park 16 (7)(42)	Mississagua, ON	03/04	16	3,856	92,971	AMC
Kanata 24 (7)(42)	Kanata, ON	03/04	24	4,764	89,290	AMC
Whitby 24 (7)(42)	Whitby, ON	03/04	24	4,688	89,290	AMC
Winston Churchill 24 (7)(42)	Oakville, ON	03/04	24	4,772	89,290	AMC
The Grand 16-Layafette (1)(16)	Lafayette, LA	07/04	16	2,744	61,579	Southern
Grand Prairie 18	Peoria, IL	07/04	18	4,063	82,330	Rave
North East Mall 18 (18)	Hurst, TX	11/04	18	3,886	94,000	Rave
The Grand 18-D'lberville (22)	D'Iberville, MS	12/04	18	2,844	59,533	Southern
Avenue 16	Melbourne, FL	12/04	16	3,600	75,850	Rave
Mayfaire Stadium 16 (13)	Wilmington, NC	02/05	16	3,050	57,338	Regal
East Ridge 18 (30)	Chattanooga, TN	03/05	18	4,133	82,330	Rave
Burbank 16 (11)	Burbank, CA	03/05	16	4,232	86,551	AMC
Subtotal Megaplex Theatres, carried over to next page			1,211	243,227	5,338,191

Property	Location	Acquisition date	Screens	Seats	Building (gross sq. ft)	Tenant
Megaplex Theatre Properties:
Subtotal from previous page	n/a	n/a	1,211	243,227	5,338,191
The Grand 14-Conroe	Conroe, TX	06/05	14	2,400	45,000	Southern
Washington Square 12 (24)	Indianapolis, IN	06/05	12	2,200	45,700	AMC
The Grand 18-Hattiesburg (26)	Hattiesurg, MS	09/05	18	2,675	57,367	Southern
Arroyo Grand Staduim 10 (17)	Arroyo Grande, CA	12/05	10	1,714	34,500	Regal
Auburn Stadium 10 (5)	Auburn, CA	12/05	10	1,573	32,185	Regal
Manchester Stadium 16 (23)	Fresno, CA	12/05	16	3,860	80,600	Regal
Modesto Stadium 10 (14)	Modesto, CA	12/05	10	1,885	38,873	Regal
Columbia 14 (1)	Columbia, MD	03/06	14	2,512	77,731	AMC
Firewheel 18 (34)	Garland, TX	03/06	18	3,156	75,252	AMC
White Oak Stadium 14	Garner, NC	04/06	14	2,626	50,810	Regal
The Grand 18 - Winston Salem (1)	Winston Salem, NC	07/06	18	3,496	75,605	Southern
Valley Bend 18	Huntsville, AL	08/06	18	4,150	90,200	Rave
Cityplace 14	Kalamazoo, MI	11/06	14	2,770	70,000	Rave
The Grand 16-Slidell (1)(35)	Slidell, LA	12/06	16	2,750	62,300	Southern
Pensacola Bayou 15	Pensacola, FL	12/06	15	3,361	74,400	Rave
The Grand 16 - Pier Park	Panama City Beach, FL	05/07	16	3,496	75,605	Southern
Stadium 14 Cinema	Kalispell, MT	08/07	14	2,000	44,650	Signature
The Grand 18 - Four Seasons Stations (1)	Greensboro, NC	11/07	18	3,343	74,517	Southern
Glendora 12 (1)	Glendora, CA	10/08	12	2,264	50,710	AMC
Ann Arbor 20	Ypsilanti, MI	12/09	20	5,602	131,098	Rave
Buckland Hills 18	Manchester, CT	12/09	18	4,317	87,700	Rave
Centreville 12	Centreville, VA	12/09	12	3,094	73,500	Rave
Davenport 18	Davenport, IA	12/09	18	3,772	93,755	Rave
Fairfax Corner 14	Fairfax, VA	12/09	14	3,544	74,689	Rave
Flint West 14	Flint, MI	12/09	14	3,493	85,911	Rave
Hazlet 12	Hazlet, NJ	12/09	12	3,000	58,300	Rave
Huber Heights 16	Huber Heights, OH	12/09	16	3,511	95,830	Rave
North Haven 12	North Haven, CT	12/09	12	2,704	70,195	Rave
Preston Crossing 16	Okolona, KY	12/09	16	3,264	79,453	Rave
Ritz Center 16	Voorhees, NJ	12/09	16	3,098	62,658	Rave
Stonybrook 20	Louisville, KY	12/09	20	3,194	84,202	Rave
The Greene 14	Beaver Creek, OH	12/09	14	3,211	73,634	Rave
West Springfield 15	West Springfield, MA	12/09	15	3,775	111,166	Rave
Western Hills 14	Cincinnati, OH	12/09	14	3,152	63,829	Rave
Tinseltown 15	Beaumont, TX	06/10	15	2,874	63,352	Cinemark
Tinseltown USA and XD	Colorado Springs, CO	06/10	20	4,613	109,986	Cinemark
Tinseltown USA 20	El Paso, TX	06/10	20	4,760	109,030	Cinemark
Movies 16	Grand Prarie, TX	06/10	15	2,717	53,880	Cinemark
Tinseltown 290	Houston, TX	06/10	16	4,332	100,656	Cinemark
Movies 14	McKinney, TX	06/10	14	2,704	56,088	Cinemark
Movies 14-Mishawaka	Mishawaka, IN	06/10	14	2,999	62,088	Cinemark
Hollywood Movies 20	Pasadena, TX	06/10	20	3,156	77,324	Cinemark
Tinseltown 20	Pflugerville, TX	06/10	20	4,896	103,250	Cinemark
Movies 10	Plano, TX	06/10	10	1,612	34,046	Cinemark
Tinseltown	Pueblo, CO	06/10	14	2,649	55,231	Cinemark
Redding 14	Redding, CA	06/10	14	2,101	46,793	Cinemark
Beach Movie Bistro	Virginia Beach, VA	12/10	7	640	20,745	Beach Cinema Bistro Group, Inc.
Cinemagic in Merrimack (45)	Merrimack, NH	03/11	12	1,810	42,400	Cinemagic
Cinemagic & IMAX in Saco	Saco, ME	03/11	13	2,256	54,000	Cinemagic
Cinemagic in Westbrook	Westbrook, ME	03/11	16	2,292	53,000	Cinemagic
Cinemagic & IMAX in Hooksett	Hooksett, NH	03/11	15	2,248	55,000	Cinemagic
Subtotal Megaplex Theatres			1,974	396,848	8,836,985

Property	Location	Acquisition date	Screens	Seats	Building (gross sq. ft)	Tenant
Retail and Restaurant Properties:
Mesquite Retail Center	Mesquite, TX	01/99	—	—	27,201	Multi-Tenant
Westminster Promenade	Westminster, CO	12/01	—	—	134,226	Multi-Tenant
Gulf Pointe Retail Center	Houston, TX	05/00	—	—	24,008	Multi-Tenant
Cherrydale Shops (8)	Greenville, SC	06/02	—	—	10,000	Multi-Tenant
Star Southfield Center	Southfield, MI	05/03	—	—	48,028	Multi-Tenant
New Roc City (10)	New Rochelle, NY	10/03	—	—	343,809	Multi-Tenant
Harbour View Station	Suffolk, VA	11/03	—	—	96,624	Multi-Tenant
Mississauga Entertainment Centrum (7)(42)	Mississagua, ON	03/04	—	—	108,831	Multi-Tenant
Kanata Entertainment Centrum (7)(42)	Kanata, ON	03/04	—	—	370,981	Multi-Tenant
Whitby Entertainment Centrum (7)(42)	Whitby, ON	03/04	—	—	145,048	Multi-Tenant
Oakville Entertainment Centrum (7)(42)	Oakville, ON	03/04	—	—	134,222	Multi-Tenant
Cantera Retail Shops	Warrenville, IL	07/04	—	—	19,255	Multi-Tenant
Burbank Village (11)	Burbank, CA	03/05	—	—	34,818	Multi-Tenant
Austell Promenade	Austell, GA	07/07	—	—	18,410	Multi-Tenant
Harbour View Marketplace	Suffolk, VA	06/09	—	—	21,416	Multi-Tenant
Toby Keith's I Love This Bar & Grill	Dallas, TX	12/10	—	—	33,250	Toby Keith's I Love This Bar and Grill
Pinstripes	Northbrook, IL	07/11	—	—	38,000	Pinstripes
Subtotal Retail and Restaurant			—	—	1,608,127

Public Charter School Properties:
East Mesa Charter Elementary	Mesa, AZ	09/07	—	—	45,214	Imagine Schools, Inc.
Imagine College Prep	St. Louis, MO	09/07	—	—	103,000	Imagine Schools, Inc.
Renaissance Public School Academy	Mt. Pleasant, MI	09/07	—	—	41,678	Imagine Schools, Inc.
Imagine Rosefield	Surprise, AZ	09/07	—	—	45,578	Imagine Schools, Inc.
South Lake Charter Elementary	Clermont, FL	09/07	—	—	62,473	Imagine Schools, Inc.
Academy of Columbus	Columbus, OH	09/07	—	—	71,949	Imagine Schools, Inc.
Groveport Community School	Groveport, OH	10/07	—	—	66,420	Imagine Schools, Inc.
Harvard Avenue Charter School	Cleveland, OH	10/07	—	—	57,652	Imagine Schools, Inc.
Hope Community Charter School	Washington, DC	10/07	—	—	34,962	Imagine Schools, Inc.
Imagine Charter Elementary	Phoenix, AZ	10/07	—	—	47,186	Imagine Schools, Inc.
Marietta Charter School	Marietta, GA	10/07	—	—	24,503	Imagine Schools, Inc.
100 Academy of Excellence	Las Vegas, NV	10/07	—	—	59,060	Imagine Schools, Inc.
Academy of Environmental Science and Math	St. Louis, MO	06/08	—	—	153,000	Imagine Schools, Inc.
Int'l Academy of Mableton	Mableton, GA	06/08	—	—	43,188	Imagine Schools, Inc.
Master Academy	Fort Wayne, IN	06/08	—	—	161,500	Imagine Schools, Inc.
Renaissance Academy (Kensington Campus)	Kansas City, MO	06/08	—	—	53,763	Imagine Schools, Inc.
Renaissance Academy (Wallace Campus)	Kansas City, MO	06/08	—	—	79,940	Imagine Schools, Inc.
Romig Road Community School	Akron, OH	06/08	—	—	40,400	Imagine Schools, Inc.
Wesley International Academy	Atlanta, GA	06/08	—	—	40,358	Imagine Schools, Inc.
Academy of Academic Success	St. Louis, MO	06/08	—	—	66,644	Imagine Schools, Inc.
Academy of Careers Middle School	St. Louis, MO	06/08	—	—	56,213	Imagine Schools, Inc.
Academy of Careers Elementary	St. Louis, MO	06/08	—	—	43,975	Imagine Schools, Inc.
Imagine Groveport Prep	Groveport, OH	01/10	—	—	72,346	Imagine Schools, Inc.
Imagine Indiana Life Sciences Academy East	Indianapolis, IN	01/10	—	—	121,933	Imagine Schools, Inc.
Imagine Indiana Life Sciences Academy West	Indianapolis, IN	01/10	—	—	84,454	Imagine Schools, Inc.
Imagine Schools at South Vero	Vero Beach, FL	01/10	—	—	79,091	Imagine Schools, Inc.
Imagine Schools at West Melbourne	W. Melbourne, FL	01/10	—	—	62,427	Imagine Schools, Inc.
Mentorship Academy	Baton Rouge, LA	03/11	—	—	54,975	CSDC
Bradley Academy of Excellence	Goodyear, AZ	04/11	—	—	37,633	Highmark
Ben Franklin Academy (1)	Highlands Ranch, CO	04/11	—	—	48,901	Highmark
Champions School	Phoenix, AZ	06/11	—	—	24,582	Phoenix Charter Properties
American Leadership Academy	Gilbert, AZ	06/11	—	—	43,807	PCI ALA Gilbert, LLC
Loveland Classical	Loveland, CO	06/11	—	—	57,000	Highmark
Subtotal Public Charter Schools			—	—	2,085,805

Property	Location	Acquisition date	Screens	Seats	Building (gross sq. ft)	Tenant
Other Recreational and Specialty Properties:
Mad River Mountain (36)	Bellfontaine, OH	11/05	—	—	48,427	Peak Resorts, Inc.
Rack and Riddle (37)	Hopland, CA	04/07	—	—	140,056	RB Wine
Cosentino Wineries (38)	Pope Valley, Lockeford and Clements, CA	08/07	—	—	91,880	Vacant
Crotched Mountain (44)	Bennington, NH	02/08	—	—	34,100	Peak Resorts, Inc.
Columbia Winery (40)	Sunnyside, WA	06/08	—	—	38,090	Ascentia Wine Estates, LLC
Buena Vista Winery & Vineyards (39)	Sonoma, CA	06/08	—	—	72,235	Bin to Bottle
Geyser Peak Winery & Vineyards (41)	Geyserville, CA	06/08	—	—	206,639	Ascentia Wine Estates, LLC
Carneros Vintners Custom Crush (43)	Sonoma, CA	10/09	—	—	77,228	Carneros Vinters, Inc.
Subtotal Other Recreational and Specialty			—	—	708,655

Total			1,974	396,848	13,239,572

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

(3)	Property is included as security for $69.1 million in mortgage notes payable.

(4)	Property is included in the Atlantic-EPR I joint venture.

(5)	Property is included as security for a $6.0 million mortgage notes payable.

(6)	Property is included as security for a $9.8 million mortgage note payable.

(7)	Property is included as security for a $96.0 million mortgage note payable.

(8)	Property is included as security for $106.2 million mortgage notes payable.

(9)	Property is included in the Atlantic-EPR II joint venture.

(10)	Property is included as security for a $58.3 million mortgage note payable and $4.0 million credit facility.

(11)	Property is included as security for a $32.6 million mortgage note payable.

(12)	Property is included as security for a $7.5 million mortgage note payable.

(13)	Property is included as security for a $7.1 million mortgage note payable.

(14)	Property is included as security for a $4.5 million mortgage note payable.

(15)	Property is included as security for a $5.9 million mortgage note payable.

(16)	Property is included as security for a $8.3 million mortgage note payable.

(17)	Property is included as security for a $4.6 million mortgage note payable.

(18)	Property is included as security for a $13.5 million mortgage note payable.

(19)	Property is included as security for a $14.4 million mortgage note payable.

(20)	Property is included as security for a $19.5 million mortgage note payable.

(21)	Property is included as security for a $19.5 million mortgage note payable.

(22)	Property is included as security for a $10.5 million mortgage note payable.

(23)	Property is included as security for a $10.8 million mortgage note payable.

(24)	Property is included as security for a $4.7 million mortgage note payable.

(25)	Property is included as security for a $4.4 million mortgage note payable.

(26)	Property is included as security for a $9.5 million mortgage note payable.

(27)	Property is included as security for a $16.9 million mortgage note payable.

(28)	Property is included as security for a $14.7 million mortgage note payable.

(29)	Property is included as security for a $14.1 million mortgage note payable.

(30)	Property is included as security for a $11.6 million mortgage note payable.

(31)	Property is included as security for a $19.8 million mortgage note payable.

(32)	Property is included as security for a $23.2 million mortgage note payable.

(33)	Property is included as security for a $24.1 million mortgage note payable.

(34)	Property is included as security for a $15.6 million mortgage note payable

(35)	Property is included as security for $10.6 million bond payable.

(36)	Property includes approximately 324 acres of land.

(37)	Property includes approximately 35 acres of land.

(38)	Property includes approximately 225 acres of land.

(39)	Property includes approximately 693 acres of land.

(40)	Property includes approximately 17 acres of land.

(41)	Property includes approximately 207 acres of land.

(42)	Property is located in Ontario, Canada.

(43)	Property includes approximately 20 acres of land.

(44)	Property includes approximately 308 acres of land.

(45)	Property in included as security for a $4.0 million mortgage note payable.

As of December 31, 2011, our portfolio of megaplex theatre properties consisted of 8.8 million square feet and was 99% occupied, and our portfolio of retail, restaurant and other properties consisted of 4.4 million square feet and was 96% occupied. The combined portfolio consisted of 13.2 million square feet and was 98% occupied. The following table sets forth information regarding EPR’s megaplex theatre portfolio as of December 31, 2011 (dollars in thousands). This data does not include the two megaplex theatre properties held by our unconsolidated joint ventures or the Huebner Oaks 24 theatre in San Antonio, Texas as the lease expired in November of 2011.

Megaplex Theatre Portfolio
Year	Total Number of Leases Expiring	Square Footage	Revenue for the Year Ended December 31, 2011 (1)	% of Rental Revenue
2012	4	360,316	$9,258	4.9%
2013	4	499,935	14,643	7.7%
2014	—	—	—	—%
2015	3	345,708	9,281	4.9%
2016	4	423,934	9,216	4.8%
2017	3	224,748	4,669	2.4%
2018	17	1,362,768	27,023	14.2%
2019	7	646,531	22,324	11.7%
2020	7	416,183	9,355	4.9%
2021	5	302,186	9,870	5.2%
2022	9	635,822	15,937	8.4%
2023	2	129,181	2,294	1.2%
2024	8	674,472	14,325	7.5%
2025	7	463,724	14,252	7.5%
2026	4	277,710	5,340	2.8%
2027	3	194,772	3,939	2.1%
2028	1	50,710	1,060	0.6%
2029	15	1,245,920	14,125	7.4%
2030	—	—	—	—%
2031	6	260,830	3,507	1.8%
	109	8,515,450	$190,418	100.0%

(1)	Consists of rental revenue and tenant reimbursements.
Our properties are located in 34 states, the District of Columbia and in the Canadian province of Ontario. The following table sets forth certain state-by-state and Ontario, Canada information regarding our real estate portfolio as of December 31, 2011 (dollars in thousands). This data does not include the two theatre properties owned by our unconsolidated joint ventures or the public charter schools recorded as a direct financing lease.

Location	Building (gross sq. ft)	Revenue for the year ended December 31, 2011 (1)	% of Rental Revenue
Texas	1,554,397	$30,133	12.3%
California	1,525,943	35,067	14.4%
Ontario, Canada	1,119,923	42,335	17.4%
Michigan	629,974	12,248	5.0%
Virginia	588,773	12,382	5.1%
Florida	557,389	12,484	5.1%
Louisiana	495,152	10,086	4.1%
Colorado	494,604	9,106	3.7%
New York	446,076	10,750	4.4%
North Carolina	387,195	7,913	3.2%
Ohio	379,981	4,878	2.0%
Illinois	352,342	8,614	3.5%
Arizona	314,564	4,965	2.0%
Kansas	217,972	5,067	2.1%
New Jersey	216,424	4,643	1.9%
Kentucky	163,655	2,414	1.0%
Connecticut	157,895	2,501	1.0%
Idaho	140,300	2,090	0.9%
New Hampshire	131,500	1,765	0.7%
South Carolina	119,505	2,315	1.0%
Mississippi	116,900	2,838	1.2%
Massachusets	111,166	729	0.3%
Indiana	107,788	1,620	0.7%
Nebraska	107,402	2,829	1.2%
Maine	107,000	1,417	0.6%
Iowa	93,755	1,099	0.5%
Alabama	90,200	2,021	0.8%
Georgia	84,810	1,298	0.5%
Tennessee	82,330	1,796	0.7%
Arkansas	79,330	1,575	0.6%
Maryland	77,731	1,254	0.5%
Missouri	60,418	2,353	1.0%
Montana	44,650	902	0.4%
Washington	38,090	509	0.2%
	11,195,134	$243,996	100.0%

(1)	Consists of rental revenue and tenant reimbursements.
Office Location
Our executive office is located in Kansas City, Missouri and is leased from a third party landlord. The office occupies approximately 31,831 square feet with annual rentals of approximately $390 thousand. The lease expires on September 30, 2016 with two five year extension options available.
Tenants and Leases
Our existing leases on rental property (on a consolidated basis - excluding unconsolidated joint venture properties) provide for aggregate annual rentals of approximately $228 million (not including periodic rent escalations , percentage rent or straight-line rent). The megaplex theatre leases have an average remaining base term lease life of approximately 10 years and may be extended for predetermined extension terms at the option of the tenant. The theatre leases are typically triple-net leases that require the tenant to pay substantially all expenses associated with the operation of the properties, including taxes, other governmental charges, insurance, utilities, service, maintenance and any ground lease payments.
Property Acquisitions in 2011
The following table lists the significant rental properties we acquired or developed during 2011:

Property	Location	Tenant	Development Cost/ Purchase Price
4 Theatre Portfolio	Various	Cinemagic	$36.8 million
Pinstripes	Northbrook, IL	Pinstripes	$7.0 million
Mentorship Academy	Baton Rouge, LA	CSDC	$6.7 million
Bradley Academy of Excellence	Goodyear, AZ	Highmark	$7.3 million
Ben Franklin Academy	Highlands Ranch, CO	Highmark	$7.2 million
Champions School	Phoenix, AZ	Phoenix Charter Properties	$5.5 million
American Leadership Academy	Gilbert, AZ	PCI ALA Gilbert, LLC	$8.1 million
Loveland Classical	Loveland, CO	Highmark	$5.4 million

Item 3. Legal Proceedings

On October 20, 2011, Concord Associates, L.P., Concord Resort, LLC and Concord Kiamesha LLC filed a complaint with the Supreme Court of the State of New York, County of Westchester against the Company and certain of its subsidiaries alleging breach of contract and breach of the duty of good faith and fair dealing with respect to a casino development agreement relating to a planned casino and resort development in Sullivan County, New York.  Plaintiffs are seeking specific performance with respect to such agreement and money damages of $800 million.  The Company intends to vigorously defend the claims asserted against the Company and certain of its subsidiaries by the Concord entities for which it believes it has meritorious defenses.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table sets forth, for the quarterly periods indicated, the high and low sales prices per share for our common shares on the New York Stock Exchange (“NYSE”) under the trading symbol “EPR” and the distributions declared.

	High	Low	Distribution
2011:
Fourth quarter	$46.48	$35.97	$0.70
Third quarter	50.44	35.71	0.70
Second quarter	48.90	44.31	0.70
First quarter	48.24	44.31	0.70
2010:
Fourth quarter	$49.73	$42.82	$0.65
Third quarter	46.46	35.85	0.65
Second quarter	46.73	36.88	0.65
First quarter	44.00	33.41	0.65

The closing price for our common shares on the NYSE on February 23, 2012 was $42.72 per share.

We declared quarterly distributions to common shareholders aggregating $2.80 and $2.60 per common share in 2011 and 2010, respectively.

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

During the year ended December 31, 2011, the Company did not sell any unregistered equity securities.

On February 23, 2012, there were approximately 615 holders of record of our outstanding common shares.

Issuer Purchases of Equity Securities
During the quarter ended December 31, 2011, the Company did not purchase any unregistered equity securities.

Total Return Analysis
	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
Entertainment Properties Trust	$100.00	$85.24	$58.56	$77.21	$107.59	$108.41
MSCI US REIT Index	$100.00	$83.18	$51.60	$66.36	$85.26	$92.67
Russell 2000 Index	$100.00	$98.43	$65.18	$82.89	$105.14	$100.75
Source: SNL Financial

Item 6. Selected Financial Data
Operating statement data
(Dollars in thousands except per share data)

	Years Ended December 31,
	2011	2010	2009	2008	2007
Rental revenue	$226,031	$219,949	$193,016	$187,476	$176,705
Tenant reimbursements	17,965	17,100	15,438	16,158	15,398
Other income	1,783	536	2,833	2,227	2,402
Mortgage and other financing income	55,880	52,258	44,999	60,435	28,841
Total revenue	301,659	289,843	256,286	266,296	223,346
Property operating expense	23,547	24,684	21,932	20,538	19,717
Other expense	3,999	1,106	2,185	2,103	4,205
General and administrative expense	20,173	18,225	15,133	15,286	12,717
Costs associated with loan refinancing or payoff, net	5,773	11,383	117	—	—
Interest expense, net	71,679	72,311	65,531	63,931	56,097
Transaction costs	1,730	517	3,321	1,628	253
Provision for loan losses	—	700	70,954	—	—
Impairment charges	27,115	463	2,083	—	—
Depreciation and amortization	47,927	45,359	41,401	38,018	34,119
Income before gain on sale of land, equity in income from joint ventures and discontinued operations	99,716	115,095	33,629	124,792	96,238
Gain on sale of land	—	—	—	—	129
Equity in income from joint ventures	2,847	2,138	895	1,962	1,583
Income from continuing operations	$102,563	$117,233	$34,524	$126,754	$97,950
Discontinued operations:
Income (loss) from discontinued operations	(6,842)	(12,465)	(46,430)	750	2,104
Gain on sale or acquisition of real estate	19,545	8,287	—	119	3,240
Net income (loss)	115,266	113,055	(11,906)	127,623	103,294
Add: Net loss (income) attributable to noncontrolling interests	(38)	1,819	19,913	2,353	1,370
Net income attributable to Entertainment Properties Trust	115,228	114,874	8,007	129,976	104,664
Preferred dividend requirements	(28,140)	(30,206)	(30,206)	(28,266)	(21,312)
Preferred share redemption costs	(2,769)	—	—	—	(2,101)
Net income (loss) available to common shareholders of Entertainment Properties Trust	$84,319	$84,668	$(22,199)	$101,710	$81,251
Per share data attributable to Entertainment Properties Trust shareholders:
Basic earnings per share data:
Income from continuing operations	$1.54	$1.92	$0.12	$3.18	$2.77
Income (loss) from discontinued operations	0.27	(0.05)	(0.73)	0.11	0.25
Net income (loss) available to common shareholders	$1.81	$1.87	$(0.61)	$3.29	$3.02
Diluted earnings per share data:
Income from continuing operations	$1.53	$1.91	$0.12	$3.15	$2.73
Income (loss) from discontinued operations	0.27	(0.05)	(0.73)	0.11	0.25
Net income (loss) available to common shareholders	$1.80	$1.86	$(0.61)	$3.26	$2.98
Shares used for computation (in thousands):
Basic	46,640	45,206	36,122	30,910	26,929
Diluted	46,901	45,555	36,235	31,177	27,304
Cash dividends declared per common share	$2.80	$2.60	$2.60	$3.36	$3.04

Balance sheet data
(Dollars in thousands)

	Years Ended December 31,
	2011	2010	2009	2008	2007
Net real estate investments	$2,031,090	$2,217,047	$1,867,358	$1,765,861	$1,671,622
Mortgage notes and related accrued interest receivable, net	325,097	305,404	522,880	508,506	325,442
Investment in a direct financing lease, net	233,619	226,433	169,850	166,089	—
Total assets	2,733,995	2,923,420	2,680,732	2,633,925	2,171,633
Common dividends payable	32,709	30,253	27,880	27,377	21,344
Preferred dividends payable	6,002	7,551	7,552	7,552	5,611
Long-term debt	1,154,295	1,191,179	1,141,423	1,262,368	1,081,264
Total liabilities	1,235,892	1,292,162	1,212,775	1,341,274	1,145,533
Noncontrolling interests	28,054	28,019	(4,905)	15,217	18,207
Equity	1,498,103	1,631,258	1,467,957	1,292,651	1,026,100

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

Overview

Our principal business objective is to enhance shareholder value by achieving predictable and increasing FFO and dividends per share. Our prevailing strategy is to focus on long-term investments in a limited number of categories in which we maintain a depth of knowledge and relationships, and which we believe offer sustained performance throughout all economic cycles. As of December 31, 2011, our total assets exceeded $2.7 billion, and included investments in 112 megaplex theatre properties (including two joint venture properties), 33 public charter school properties and various restaurant, retail, entertainment, destination recreational and specialty properties located in 34 states, the District of Columbia and Ontario, Canada. As of December 31, 2011, we had invested approximately $207.2 million in development land and property under development and approximately $325.1 million in mortgage financing for entertainment, recreational and specialty properties.

As of December 31, 2011, our real estate portfolio of megaplex theatre properties consisted of 8.8 million square feet and was 99% occupied, and our remaining real estate portfolio consisted of 4.4 million square feet and was 96% occupied. The combined real estate portfolio consisted of 13.2 million square feet and was 98% occupied. Our theatre properties are leased to thirteen different theatre operators and our public charter schools are leased to five different public charter school operators. At December 31, 2011, approximately 35% of our megaplex theatre properties were leased to AMC.

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

Our real estate mortgage portfolio consists of eight mortgage notes totaling $325.1 million at December 31, 2011. Two of these mortgage notes, totaling $178.4 million at December 31, 2011, are secured by a water-park anchored entertainment village in Kansas City, Kansas as well as two other water-parks in Texas. The remaining mortgage notes include five mortgage notes totaling $145.4 million at December 31, 2011 related to financing provided for ski areas and one $1.3 million mortgage note related to financing for the development of a public charter school property.

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

Our property acquisitions and financing commitments are financed by cash from operations, borrowings under our revolving credit facility and term loan, long-term mortgage debt, and the sale of debt and equity securities. It has been our strategy to structure leases and financings to ensure a positive spread between our cost of capital and the rentals paid by our tenants. We have primarily acquired or developed new properties that are pre-leased to a single tenant or multi-tenant properties that have a high occupancy rate. We do not typically develop or acquire properties that are not significantly pre-leased. We have also entered into certain joint ventures and we have provided mortgage note financing as described above. We intend to continue entering into some or all of these types of arrangements in the foreseeable future, subject to our ability to do so in light of the current financial and economic environment.

Historically, our primary challenges have been locating suitable properties, negotiating favorable lease or financing terms, and managing our portfolio as we have continued to grow. We believe our management’s knowledge and industry relationships have facilitated opportunities for us to acquire, finance and lease properties.

During 2011, our investment spending of $137.9 million was lower than it has been historically. With the continued acceptance of megaplex theatres as a solid performing asset class and the continued low interest rate environment, portfolios of existing megaplex theatres in some cases sold at higher multiples of cash flow in 2011 than they may have otherwise sold in prior years. While this bodes well for the inherent value of our theatre portfolio, we elected not to pay these higher multiples for portfolios and, as a result, we were not the successful bidder in several cases. Furthermore, as in 2010, we did not have as many theatre build-to-suit opportunities as we have had historically. In 2011, this was likely in part due to the relative poor box office performance in the early part of the year versus the prior year. As box office performance improved over the latter part of 2011 and into early 2012, we are now seeing many more such build-to-suit opportunities available to us at attractive terms due to our long-term relationships with our tenants.

In 2011, we continued to establish our position as a leading owner of public charter school real estate and expect this momentum to continue into 2012. We successfully diversified our tenant base by adding four new public charter school operators and expect to continue to expand our tenant base in this area in 2012.

As further discussed below under “Recent Developments,” the recent economic downturn significantly impacted both the planned casino and resort development in Sullivan County, New York as well as the performance of our vineyard and winery tenants. While the Sullivan County project is subject to an ongoing lawsuit for which we believe we have meritorious defenses, progress is being made to activate the income producing capacity of this investment. Furthermore, progress is also being made in selling our vineyard and winery properties as we sold three such investments in 2011.

During the past two years, we have taken significant steps to implement our strategy of migrating to an unsecured debt structure and maintaining significant liquidity. In 2010, we issued $250.0 million of unsecured notes and entered into a new $320.0 million unsecured revolving credit facility. During 2011 and early 2012, we amended our unsecured revolving credit facility to an increased capacity of $400 million at a significantly lower interest rate spread and entered into a new $240 million term loan. Having enhanced our liquidity position, strengthened our balance sheet and obtained access to the unsecured debt markets, we believe we are better positioned to aggressively pursue potential investments, acquisitions and financing transaction opportunities that may become available to us from time to time.

Throughout the remainder of 2012, we expect to maintain our debt to total gross assets ratio between 35% and 45%. Depending on our capital needs, we will seek both debt and equity capital and will consider issuing additional shares under the direct share purchase component of our DSP Plan. While equity issuances and maintaining lower leverage mitigate the growth in per share results, we believe lower leverage and an emphasis on liquidity are prudent during the current economic environment.

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

Consolidation
We consolidate certain entities if we are deemed to be the primary beneficiary in a variable interest entity (VIE), as defined in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic on Consolidation. The Topic on Consolidation requires the consolidation of VIEs in which an enterprise has a controlling financial interest. A controlling financial interest will have both of the following characteristics: the power to direct the activities of a VIE that most significantly impact the VIE's economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. This topic requires an ongoing reassessment of and eliminates the quantitative approach previously required for determining whether a company is the primary beneficiary and requires enhanced disclosures on variable interest entities.  The equity method of accounting is applied to entities in which we are not the primary beneficiary as defined in the Consolidation Topic of the FASB ASC, or do not have effective control, but can exercise influence over the entity with respect to its operations and major decisions.

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

On June 22, 2011, we completed our offer to exchange our $250 million aggregate principal amount of 7.750% senior notes due 2020, which were issued in a private placement (the "original notes"), for an equal principal amount of its 7.750% senior notes due 2020, which have been registered under the Securities Act of 1933, as amended. Pursuant to the exchange offer, $250 million aggregate principal amount, or 100%, of the original notes were validly tendered and accepted for exchange. The exchange offer was made to satisfy our obligations under a registration rights agreement entered into on June 30, 2010 in connection with the issuance of the original notes, and does not represent a new financing transaction.

On December 7, 2011, we exercised our option to purchase the underlying property in Sullivan County, New York related to our capital lease obligation for $8.9 million. A gain of $390 thousand was recognized related to the settlement of this capital lease obligation and is included in costs associated with loan refinancing or payoff, net in the accompanying consolidated statements of income in this Annual Report on Form 10-K.

As further discussed below in "Subsequent Events" on January 5, 2012, we entered into a new $240 million five year term loan facility.

Redemption of Series B Preferred Shares
On August 31, 2011, we completed the redemption of all 3.2 million outstanding shares of our 7.75% Series B preferred shares. The shares were redeemed at a redemption price of $25.32 per share. This price is the sum of the $25.00 per share liquidation preference and a quarterly dividend per share of $0.484375 prorated through the redemption date. In conjunction with the redemption, we recognized a charge representing the original issuance costs that were paid in 2005 and other redemption related expenses. The Series B preferred share redemption costs, which reduced net income available to common shareholders for the year ended December 31, 2011, were $2.8 million.

Investments
On January 31, 2011, we funded $2.1 million in development costs for expansion of one of our existing public charter school properties. This amount is included in investment in direct financing lease, net, in the accompanying consolidated balance sheet which is further discussed in Note 6 to the consolidated financial statements in this Annual Report on Form 10-K.

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

On July 29, 2011, we acquired the improvements and ground lease interest of the Pinstripes entertainment facility in Northbrook, Illinois for a purchase price of $7.0 million.  The 34,000 square foot facility, which has been operating for more than a year, features bowling, bocce, upscale food and beverage and other entertainment offerings.  The facility is leased to Pinstripes Northbrook on a 15-year triple-net basis, with additional options to renew, and is guaranteed by Pinstripes, Inc.

On December 15, 2011, we entered into a secured first mortgage loan agreement for $1.5 million with Starshine Charter Holdings, LLC . The loan is secured by approximately three acres of land and improvements which is expected to be developed into a public charter school. This note bears interest at 9.00%, requires monthly interest payments and matures on May 31, 2012. The carrying value of this mortgage note receivable at December 31, 2011 was $1.3 million, including related accrued interest receivable of $6 thousand.

During the year ended December 31, 2011, we acquired development land in Arizona and Colorado for a total purchase price of $2.1 million. As a part of these transactions, we have agreed to financing an additional $14.8 million for construction of two public charter schools that will be leased to HighMark Development ("HighMark") under long-term triple-net leases commencing upon completion of the development.

During the year ended December 31, 2011, we completed development of six public charter school properties. One property is located in Louisiana and is leased under a long-term triple-net lease to Charter Schools Development Corporation. The total development cost (including land and building) was approximately $6.7 million. Three properties are located in Arizona and are leased under long-term-triple-net leases to Phoenix Charter Properties, LLC, American Leadership Academy and HighMark, respectively, for a total development cost (including land and building) of $20.9 million. Finally, two properties are located in Colorado and are leased under long-term triple-net leases to HighMark for a total development cost (including land and building) of $12.6 million. At September 30, 2011, the three properties leased to HighMark totaling approximately $21.0 million upon completion were included in investment in direct financing lease, net, in the consolidated balance sheet. Due to a subsequent lease amendment, at December 31, 2011, this investment has been reclassed to rental properties, net in the accompanying consolidated balance sheet in this Annual Report on Form 10-K.

During the year ended December 31, 2011, we advanced $9.4 million under our secured mortgage loan agreements with SVV I, LLC and an affiliate of SVV I, LLC (together SVVI) to provide for additional improvements made to the Kansas City, Kansas and Texas water-parks. The carrying value of this mortgage note at December 31, 2011 was $178.4 million.

During the year ended December 31, 2011, we advanced $9.0 million under our secured mortgage loan agreement with Peak Resorts to provide for the purchase of land at two ski facilities that were under a third-party ground lease. The carrying value of this mortgage note at December 31, 2011 was $41.2 million.

Planned Casino and Resort Development in Sullivan County, New York
On April 12, 2011, we entered into an Exclusivity Agreement with Empire Resorts, Inc. ("Empire Resorts"), whereby the parties agreed to explore the possibility of developing a casino, hotel and harness racetrack on the Concord resort property. As part of the Exclusivity Agreement, Empire Resorts acknowledged that any of the agreements or obligations imposed by the Exclusivity Agreement would be subject to the rights granted to Mr. Cappelli and his affiliates in connection with the Settlement Agreement dated June 18, 2010 (the "Cappelli Rights"). That Exclusivity Agreement was extended twice, through December 21, 2011 as the parties continued to plan and negotiate. On December 21, 2011, the parties entered into an Option to Lease Agreement (the "Option") covering approximately 190 acres of the Concord resort property. The Option runs for a period of six months, and included an option payment of $750 thousand to us by Empire Resorts. The Option may be extended by Empire Resorts for successive periods of six months through June 30, 2013 upon making additional payments of $750 thousand each. The option payments become nonrefundable if and when the parties finalize a master development agreement. The Option includes a good faith obligation for both parties to work diligently to complete a master development agreement before March 31, 2012. There can be no guarantee that a master development agreement will be finalized or that the $750 thousand payment will be earned by us. Accordingly, this item is included in accounts payable and accrued liabilities at December 31, 2011 in the accompanying consolidated balance sheets in this Annual Report on Form 10-K. As set forth in the Exclusivity Agreement, the Option contains an acknowledgment and recognition of the Cappelli Rights.

As further described in Note 8 to the consolidated financial statements in this Annual Report on Form 10-K, this planned casino and resort development is the subject of ongoing litigation for which we believe we have meritorious defenses.

Property Sale
On March 29, 2011, we closed on the sale of our Toronto Dundas Square entertainment retail center and related signage business in downtown Toronto.  The gross sale proceeds were approximately $226 million Canadian (“CAD”) and the net sales proceeds, after selling costs, were $222.7 million CAD.  The net proceeds from this sale, after the escrows, were converted to U.S. dollars primarily through a foreign currency forward contract that was entered into on February 3, 2011 and designated as a net investment hedge.  This forward contract allowed us to sell $200 million CAD for $201.5 million U.S.  We used the proceeds to pay down our revolving line of credit and recorded a net gain of $18.3 million U.S. on the sale of real estate, including the impact of foreign currency and the settlement of the forward contract. During the fourth quarter of 2011, we recorded an additional gain on sale or acquisition of real estate of $1.2 million U.S. related to the settlement of certain reserves.

Vineyards and Wineries
The wine industry has been adversely affected by recent economic conditions which continue to affect several of our tenants' ability to perform under their leases. As a result, we have taken back certain properties due to non-performance under the related leases, and have granted concessions to other tenants in the form of rent abatement or rent deferral. During 2011, we completed the sale of three vineyard and winery investments as discussed below.

On April 28, 2011, in conjunction with the sale by Ascentia of the Gary Farrell brand and related inventory assets, we elected to sell our winery assets to the same buyer. As a result, we terminated our lease on these assets with Ascentia and were paid $2.0 million in outstanding receivables and a $1.0 million lease termination fee that is included in income from discontinued operations in the accompanying consolidated statements of income in this Annual Report on Form 10-K for the year ended December 31, 2011. In addition, we received $6.5 million from the buyer for our winery assets, which was equal to the net book value of such assets. The results of operations of this property have been classified within discontinued operations.

Additionally, we entered into an agreement in the second quarter of 2011 to sell one of our vineyard and winery properties.  During the three months ended March 31, 2011, we recorded an impairment charge of $1.8 million, which is the amount that the carrying value of the assets exceeds the estimated fair market value. While this sale agreement was not ultimately executed, we still expect this property will be sold within a year and the results of operations have been classified within discontinued operations.

During the three months ended June 30, 2011, we engaged outside brokers to list all of our vineyard and winery properties for sale or lease with the primary focus on selling all of these assets within the next two years. Management estimated the fair values of these properties taking into account various factors, including the shortened holding period, current market conditions as well as independent appraisals prepared as of June 30, 2011 for most of the properties utilizing a leased fee or fee simple approach as applicable. It was determined that the carrying value of seven of the Company's vineyard and winery properties, exceeded the estimated fair values by $34.3 million, and an impairment charge was recorded in the second quarter for this amount.

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

Subsequent Events
On January 5, 2012, we entered into a new $240 million five year term loan facility. The loan matures on January 5, 2017. The facility is priced based on a grid related to our senior unsecured credit ratings, with pricing at closing of LIBOR plus 175 basis points. We also entered into interest rate swaps that fix the all-in rate on this loan at 2.66% for four years. The new facility also contains an “accordion” feature allowing it to be increased by up to an additional $110 million upon satisfaction of certain conditions. The net proceeds from this new term loan facility were primarily utilized to reduce the outstanding balance of our revolving credit facility to zero.

Results of Operations

Year ended December 31, 2011 compared to year ended December 31, 2010

Rental revenue was $226.0 million for the year ended December 31, 2011 compared to $219.9 million for the year ended December 31, 2010. The $6.1 million increase resulted primarily from acquisitions completed in 2011 and 2010 and base rent increases on existing properties, partially offset by a decline in rental revenue from our vineyard and winery tenants. Percentage rents of $1.6 million and $1.7 million were recognized during the year ended December 31, 2011 and 2010, respectively. Straight-line rents of $0.7 million and $1.0 million were recognized during the year ended December 31, 2011 and 2010, respectively.

Tenant reimbursements totaled $18.0 million for the year ended December 31, 2011 compared to $17.1 million for the year ended December 31, 2010. These tenant reimbursements arise from the operations of our entertainment retail centers. The $0.9 million increase is primarily due as an increase in tenant reimbursements at our retail centers in Ontario, Canada and in New Rochelle, New York.

Other income was $1.8 million for the year ended December 31, 2011 compared to $0.5 million for the year ended December 31, 2010. The $1.3 million increase is primarily due to income from the sale of grape inventory at certain of our vineyard properties which are operated through a wholly-owned taxable REIT subsidiary.

Mortgage and other financing income for the year ended December 31, 2011 was $55.9 million compared to $52.3 million for the year ended December 31, 2010. The $3.6 million increase is primarily due to our additional investments in public charter school properties classified as a direct financing lease, as well as increased real estate lending activities related to our mortgage loan agreements with SVVI and Peak Resorts. We also recognized participating interest income of $0.5 million from SVVI for the year ended December 31, 2011. No participating interest income was recognized for the year ended December 31, 2010.

Our property operating expense totaled $23.5 million for the year ended December 31, 2011 compared to $24.7 million for the year ended December 31, 2010. These property operating expenses arise from the operations of our retail centers and other specialty properties. The $1.2 million decrease resulted primarily from a decrease in bad debt expense related to our vineyard and winery tenants. This decrease was partially offset by increases in property operating expenses at our retail centers in Ontario, Canada and New Rochelle, New York, and carrying costs associated with land held for development and the Dallas Grand theatre property prior to commencement of new leases at this location.

Other expense totaled $4.0 million for the year ended December 31, 2011 compared to $1.1 million for the year ended December 31, 2010. The $2.9 million increase is due to $0.6 million more loss recognized upon settlement of foreign currency forward and swap contracts, $0.3 million in golf course expenses related to two golf courses on the Concord resort property, which we took ownership of on June 18, 2010 in connection with the Cappelli settlement as well as $2.0 million in cost of goods sold from grape sales and other expenses related to certain of our vineyard and winery properties which are being operated through a wholly-owned taxable REIT subsidiary.

Our general and administrative expense totaled $20.2 million for the year ended December 31, 2011 compared to $18.2 million for the year ended December 31, 2010. The increase of $2.0 million is primarily due to an increase in payroll related expenses, including share grant amortization, as well as professional fees.

Costs associated with loan refinancing or payoff, net were $5.8 million for the year ended December 31, 2011 and $11.4 million for the year ended December 31, 2010. For the year ended December 31, 2011, these costs related to the termination of our eight term loans outstanding under the vineyard and winery facility.  In connection with the payment in full of the term loans, the related interest rate swaps were terminated at a cost of $4.6 million and deferred financing costs, net of accumulated amortization, of $1.8 million were written off. These costs were partially offset by a gain of $0.4 million on the settlement of a capital lease obligation related to the planned casino and resort development in Sullivan County, New York. For the year ended December 31, 2010, these costs related to the termination of our previous revolving credit facility and a term loan (including related interest rate swap agreements).

Our net interest expense decreased by $0.6 million to $71.7 million for the year ended December 31, 2011 from $72.3 million for the year ended December 31, 2010. This decrease resulted primarily from decreased average borrowings used to finance our real estate acquisitions and fund our mortgage notes receivable.

Transaction costs totaled $1.7 million for the year ended December 31, 2011 compared to $0.5 million for the year ended December 31, 2010. The increase of $1.2 million is due to the write off of costs associated with terminated transactions.

Provision for loan losses for the year ended December 31, 2010 was $0.7 million and related to a note receivable that was settled in connection with the settlement with Mr. Cappelli and affiliates entered on June 18, 2010 as further discussed in Note 8 to the consolidated financial statements in this Annual Report on Form 10-K. There was no provision for loan losses for the year ended December 31, 2011.

Impairment charges for the year ended December 31, 2011 were $27.1 million and related to certain of our vineyard and winery properties. For further detail, see Note 4 to the consolidated financial statements in this Annual Report on Form 10-K. Impairment charges for the year ended December 31, 2010 were $0.5 million and related to an asset recorded as a result of the settlement with Mr. Cappelli and affiliates on June 18, 2010, as further discussed in Note 8 to the consolidated financial statements in this Annual Report on Form 10-K.

Depreciation and amortization expense totaled $47.9 million for the year ended December 31, 2011 compared to $45.4 million for the year ended December 31, 2010. The $2.5 million increase resulted primarily from asset acquisitions completed in 2011 and 2010.

Equity in income from joint ventures totaled $2.8 million for the year ended December 31, 2011 compared to $2.1 million for the year ended December 31, 2010. The $0.7 million increase is due primarily to our contribution of an additional $14.9 million to Atlantic-EPR I to pay off the Partnership's long-term debt at its maturity on May 1, 2010. The $14.9 million contribution earns a preferred return of 15% per the partnership agreement.

Loss from discontinued operations including impairment charges totaled $6.8 million for the year ended December 31, 2011 and included the operations of the Toronto Dundas Square property which was sold on March 29, 2011 as well as the operations of the Gary Farrell winery sold on April 28, 2011 (including a $1.0 million lease termination fee), the Pope Valley vineyard and winery which was held for sale as of December 31, 2011 (including a $1.8 million impairment charge) and the EOS vineyard and winery sold on September 20, 2011 (including a $7.1 million impairment charge). Loss from discontinued operations including transaction costs totaled $12.5 million for the year ended December 31, 2010 and related to the prior mentioned properties, costs associated with loan refinancing as well as a parcel of land in Arroyo Grande, California, an entertainment retail center in White Plains, New York and a ten acre vineyard and winery facility in Napa Valley, California, all of which were disposed of in 2010. See Note 22 to the consolidated financial statements in this Annual Report on Form 10-K for further details.

Gain on sale or acquisition of real estate from discontinued operations of $19.5 million for the year ended December 31, 2011 was due to the sale of Toronto Dundas Square as well as a $0.02 million gain on sale of real estate related to the sale of the EOS vineyard and winery on September 20, 2011. Gain on sale or acquisition of real estate from discontinued operations of $8.3 million for the year ended December 31, 2010 was due to the gain on acquisition of Toronto Dundas Square of $9.0 million and a gain on sale of $0.2 million from a parcel of land including one building in Arroyo Grande, California, which was partially offset by a loss of approximately $0.9 million related to the sale of a ten acre vineyard and winery facility in Napa Valley, California

Net income attributable to noncontrolling interest for the year ended December 31, 2011 was $0.04 million and related to VinREIT operations. Net loss attributable to noncontrolling interest was $1.8 million for the year ended December 31, 2010 and primarily related to the consolidation of a VIE at the entertainment retail center in White Plains, New York. Our interest in the VIE was extinguished in connection with the settlement entered into with Mr. Cappelli and his affiliates on June 18, 2010.

Preferred dividend requirements for the year ended December 31, 2011 were $28.1 million compared to $30.2 million for the year ended December 31, 2010. The $2.1 million decrease is due to the redemption of 3.2 million Series B preferred shares on August 31, 2011.

The Series B preferred share redemption costs of $2.8 million for the year ended December 31, 2011 was due to the redemption of all of the Series B preferred shares on August 31, 2011 and consists of the original issuance costs that were paid in 2005 and other redemption related expenses. There was no such expense incurred during the year ended December 31, 2010.

Year ended December 31, 2010 compared to year ended December 31, 2009

Rental revenue was $219.9 million for the year ended December 31, 2010 compared to $193.0 million for the year ended December 31, 2009. The $26.9 million increase resulted primarily from acquisitions completed in 2009 and 2010 and base rent increases on existing properties, partially offset by a decline in rental revenue from our vineyard and winery tenants. Percentage rents of $1.7 million and $1.4 million were recognized during the year ended December 31, 2010 and 2009, respectively. Straight-line rents of $1.0 million and $2.1 million were recognized during the year ended December 31, 2010 and 2009, respectively.

Tenant reimbursements totaled $17.1 million for the year ended December 31, 2010 compared to $15.4 million for the year ended December 31, 2009. These tenant reimbursements arise from the operations of our entertainment retail centers. The $1.7 million increase is primarily due to an increase in tenant reimbursements at our retail centers in Ontario, Canada as well as a the impact of a stronger Canadian dollar exchange rate for the year ended December 31, 2010 compared to the year ended December 31, 2009.

Other income was $0.5 million for the year ended December 31, 2010 compared to $2.8 million for the year ended December 31, 2009. This decrease of $2.3 million is primarily due to a decrease in revenues from a family bowling center in Westminster, Colorado previously operated through a wholly-owned taxable REIT subsidiary. The bowling center was converted to a third party lease on February 1, 2010. Additionally, other income decreased due to a $0.9 million gain recognized upon settlement of foreign currency forward contracts for the year ended December 31, 2009. A loss of $0.2 million was recognized for the year ended December 31, 2010 and is included in other expense. Partially offsetting these decreases, there was an increase of $0.2 million for the year ended December 31, 2010 due to golf course revenue recognized related to two golf courses on the Sullivan County property, which we took ownership of on June 18, 2010 in connection with the settlement with Mr. Cappelli and his affiliates.

Mortgage and other financing income for the year ended December 31, 2010 was $52.3 million compared to $45.0 million for the year ended December 31, 2009. The $7.3 million increase is primarily due to our January 2010 acquisition of five public charter school properties and expansions during the year ended December 31, 2010. Additionally, there was increased real estate lending activity primarily related to our mortgage loan agreement with SVVI.

Our property operating expense totaled $24.7 million for the year ended December 31, 2010 compared to $21.9 million for the year ended December 31, 2009. These property operating expenses arise from the operations of our retail centers. The increase of $2.8 million resulted from increases in bad debt expense associated with our vineyard and winery tenants and property operating expenses at our retail centers in Ontario, Canada as well as a the impact of a stronger Canadian dollar exchange rate for the year ended December 31, 2010 compared to the year ended December 31, 2009.

Other expense totaled $1.1 million for the year ended December 31, 2010 compared to $2.2 million for the year ended December 31, 2009. The $1.1 million decrease is primarily due to less expense recognized related to a family bowling center in Westminster, Colorado previously operated through a wholly-owned taxable REIT subsidiary as further described above.

Our general and administrative expense totaled $18.2 million for the year ended December 31, 2010 compared to $15.1 million for the year ended December 31, 2009. The increase of $3.1 million is primarily due to an increase in payroll and trustee related expenses, travel expenses, insurance expense, professional fees and franchise taxes.

Costs associated with loan refinancing or payoff, net were $11.4 million for the year ended December 31, 2010 and $0.1 million for the year ended December 31, 2009. For the year ended December 31, 2010, these costs related to the termination of our previous revolving credit facility and the term loan (including related interest rate swap agreements). For the year ended December 31, 2009, these costs related to the amendment and restatement of our revolving credit facility and consisted of the write-off of $0.1 million of certain unamortized financing costs.

Our net interest expense increased by $6.8 million to $72.3 million for the year ended December 31, 2010 from $65.5 million for the year ended December 31, 2009. This increase resulted from the increase in the average long-term debt outstanding and an increased weighted average interest rate used to finance our real estate acquisitions and fund our mortgage notes receivable.

Transaction costs totaled $0.5 million for the year ended December 31, 2010 compared to $3.3 million for the year ended December 31, 2009. The decrease of $2.8 million is due to a decrease is in costs associated with terminated transactions.

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

Impairment charges for the year ended December 31, 2010 were $0.5 million and related to an asset recorded as a result of the settlement with Mr. Cappelli and affiliates on June 18, 2010, as further discussed in Note 8 to the consolidated financial statements in the Annual Report on Form 10-K. The impairment charges for the year ended December 31, 2009 were $2.1 million and related to certain of our winery and vineyard properties.

Depreciation and amortization expense totaled $45.4 million for the year ended December 31, 2010 compared to $41.4 million for the year ended December 31, 2009. The $4.0 million increase resulted primarily from asset acquisitions completed in 2010 and 2009.

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

Loss from discontinued operations including transaction costs totaled $12.5 million for the year ended December 31, 2010. Loss from discontinued operations including impairment charges totaled $46.4 million for the year ended December 31, 2009. Included in discontinued operations for the year ended December 31, 2009 was the operations of the Gary Farrell winery sold on April 28, 2011, the Pope Valley vineyard and winery which was held for sale as of December 31, 2011, the EOS vineyard and winery sold on September 20, 2011, a parcel of land in Arroyo Grande, California disposed of in the third quarter of 2010, and an entertainment retail center in White Plains, New York and a ten acre vineyard and winery facility in Napa Valley, California, which were both disposed of in the second quarter of 2010. Loss from discontinued operations including transaction costs for the year ended December 31, 2010 related to the prior mentioned properties as well as costs associated with the purchase and the operations of the Toronto Dundas Square property which was sold on March 29, 2011.

Gain on sale or acquisition of real estate from discontinued operations of $8.3 million for the year ended December 31, 2010 was due to the gain on acquisition of Toronto Dundas Square of $9.0 million and a gain on sale of $0.2 million from a parcel of land including one building in Arroyo Grande, California, which was partially offset by a loss of approximately $0.9 million related to the sale of a ten acre vineyard and winery facility in Napa Valley, California. There was no gain on acquisition or sale of real estate from discontinued operations for the year ended December 31, 2009.

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

Liquidity and Capital Resources

Cash and cash equivalents were $14.6 million at December 31, 2011. In addition, we had restricted cash of $19.3 million at December 31, 2011. Of the restricted cash at December 31, 2011, $7.7 million relates to cash held for our borrowers’ debt service reserves for mortgage notes receivable, $2.1 million relates to escrow balances required in connection with the sale of Toronto Dundas Square and the balance represents deposits required in connection with debt service, payment of real estate taxes and capital improvements.

Mortgage Debt, Credit Facilities and Term Loan

As of December 31, 2011, we had total debt outstanding of $1.2 billion of which $670.7 million was fixed rate mortgage debt secured by a portion of our rental properties and mortgage notes receivable, with a weighted average interest rate of approximately 6.1%.

We have $250.0 million in senior notes due on July 15, 2020 that are guaranteed by certain of our subsidiaries. The notes contain various covenants, including: (i) a limitation on incurrence of any debt which would cause the ratio of our debt to adjusted total assets to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause the ratio of secured debt to adjusted total assets to exceed 40%; (iii) a limitation on incurrence of any debt which would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of our total unencumbered assets to be not less than 150% of our outstanding unsecured debt.

At December 31, 2011, we had $223.0 million in debt outstanding under our $400.0 million unsecured revolving credit facility, with interest at a floating rate. The facility has a term expiring October 13, 2015 with a one year extension available at our option. The amount that we are able to borrow on our revolving credit facility is a function of the values and advance rates, as defined by the credit agreement, assigned to the assets included in the borrowing base less outstanding letters of credit and less other liabilities. As of December 31, 2011, our total availability under the revolving credit facility was $177.0 million.

Additionally, on January 5, 2012, we entered into a new $240 million five year term loan facility. The loan matures on January 5, 2017. The facility is priced based on a grid related to our senior unsecured credit ratings, with pricing at closing of LIBOR plus 175 basis points. We also entered into interest rate swaps that fix the all-in rate on this loan at 2.66% for four years. The new facility also contains an “accordion” feature allowing it to be increased by up to an additional $110 million upon satisfaction of certain conditions.

Our principal investing activities are acquiring, developing and financing entertainment and entertainment-related properties, public charter schools, metropolitan ski areas and other destination recreational and specialty properties. These investing activities have generally been financed with mortgage debt and senior unsecured notes, as well as the proceeds from equity offerings. Our revolving credit facility is also used to finance the acquisition or development of properties, and to provide mortgage financing. We have and expect to continue to issue debt securities in public or private offerings. Continued growth of our rental property and mortgage financing portfolios will depend in part on our continued ability to access funds through additional borrowings and securities offerings.

Certain of our long-term debt agreements contain customary restrictive covenants related to financial and operating performance as well as certain cross-default provisions. We were in compliance with all financial covenants at December 31, 2011.

Liquidity Requirements

Short-term liquidity requirements consist primarily of normal recurring corporate operating expenses, debt service requirements and distributions to shareholders. We meet these requirements primarily through cash provided by operating activities. Net cash provided by operating activities was $195.8 million, $180.4 million and $148.8 million for the years ended December 31, 2011, 2010 and 2009, respectively. Net cash provided by investing activities was $89.7 million for the year ended December 31, 2011 and net cash used in investing activities was $320.3 million and $192.0 million for the years ended December 31, 2010 and 2009, respectively. Net cash used by financing activities was $282.3 million for the year ended December 31, 2011 and net cash provided by financing activities was $128.0 million and $15.7 million for the years ended December 31, 2010 and 2009, respectively. We anticipate that our cash on hand, cash from operations, and funds available under our revolving credit facility will provide adequate liquidity to fund our operations, make interest and principal payments on our debt, and allow distributions to our shareholders and avoid corporate level federal income or excise tax in accordance with REIT Internal Revenue Code requirements.

Long-term liquidity requirements at December 31, 2011 consisted primarily of maturities of long-term debt. Contractual obligations as of December 31, 2011 are as follows (in thousands):

	Year ended December 31,
Contractual Obligations	2012	2013	2014	2015	2016	Thereafter	Total
Long Term Debt Obligations	$90,416	$116,378	$155,925	$324,931	$103,377	$363,268	$1,154,295
Interest on Long Term Debt Obligations	63,936	53,783	45,340	39,986	29,057	73,998	306,100
Operating Lease Obligations	392	408	434	454	358	—	2,046
Total	$154,744	$170,569	$201,699	$365,371	$132,792	$437,266	$1,462,441
Our unconsolidated joint venture, Atlantic EPR-II, has a mortgage note payable at December 31, 2011 of $12.2 million which matures in September 2013.

Commitments

As of December 31, 2011, we had one theatre development project and one retail development project under construction for which we have agreed to finance the development costs. At December 31, 2011, we had commitments to fund approximately $5.7 million of additional improvements which are expected to be funded in 2012. Development costs are advanced by us in periodic draws. If we determine that construction is not being completed in accordance with the terms of the development agreement, we can discontinue funding construction draws. We have agreed to lease the properties to the operator at pre-determined rates.

We have agreed to finance future development costs for three of our public charter school properties. At December 31, 2011, we have commitments to fund approximately $10.8 million of additional improvements for these properties which is expected to be funded in 2012. Development costs are advanced by us in periodic draws. If we determine that construction is not being completed in accordance with the terms of the development agreement, we can discontinue funding construction draws. We have agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

We have provided a guarantee of the payment of certain economic development revenue bonds related to four theatres in Louisiana for which we earn a fee at an annual rate of 1.75% over the 30 year term of the bond. We have recorded $3.2 million as a deferred asset included in other assets and $3.2 million included in other liabilities in the accompanying consolidated balance sheet as of December 31, 2011 related to this guarantee. No amounts have been accrued as a loss contingency related to this guarantee because payment by us is not probable.

We have certain commitments related to our mortgage note investments that we may be required to fund in the future. We are generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of our direct control. As of December 31, 2011, we had seven mortgage notes receivable with commitments totaling approximately $28.5 million. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

Liquidity Analysis

In analyzing our liquidity, we generally expect that our cash provided by operating activities will meet our normal recurring operating expenses, recurring debt service requirements and distributions to shareholders.

During 2012 and 2013, we have approximately $65.3 million and $98.5 million, respectively, of consolidated debt maturities. Our cash commitments, as described above, include additional commitments under various mortgage notes receivable totaling approximately $28.5 million. Of the $28.5 million of mortgage note receivable commitments, approximately $4.9 million is expected to be funded in 2012.

Our sources of liquidity as of December 31, 2011 to pay the above 2012 commitments include the remaining amount available under our unsecured revolving credit facility of approximately $177.0 million and unrestricted cash on hand of $14.6 million. In addition, the proceeds from our term loan issuance in January 2012 were used primarily to pay down our unsecured revolving credit facility to zero. Accordingly, while there can be no assurance, we expect that our sources of cash will exceed our existing commitments over the remainder of 2012.

We also believe that we will be able to repay, extend, refinance or otherwise settle our debt obligations for 2013 and thereafter as the debt comes due, and that we will be able to fund our remaining commitments as necessary. However, there can be no assurance that additional financing or capital will be available, or that terms will be acceptable or advantageous to us.

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

Off Balance Sheet Arrangements

At December 31, 2011, we had a 37.5% and 26.5% investment interest in two unconsolidated real estate joint ventures, Atlantic-EPR I and Atlantic-EPR II, respectively, which are accounted for under the equity method of accounting. We do not anticipate any material impact on our liquidity as a result of commitments involving those joint ventures. On May 1, 2010, we contributed an additional $14.9 million to Atlantic-EPR I to pay off the Partnership’s long-term debt at its maturity of May 1, 2010 and this contribution earned a priority return of 15% through December 31, 2011. We recognized income of $2.4 million, $1.9 million and $565 thousand during 2011, 2010 and 2009, respectively, from our investment in the Atlantic-EPR I joint venture. We recognized income of $383, $350 and $330 (in thousands) from our investment in the Atlantic-EPR II joint venture during the years ended December 31, 2011, 2010 and 2009, respectively. The Atlantic-EPR II joint venture has a mortgage note payable secured by a megaplex theatre. The note held by Atlantic EPR-II totals $12.2 million at December 31, 2011 and matures in September 2013. Condensed financial information for Atlantic-EPR I and Atlantic-EPR II joint ventures is included in Note 9 to the consolidated financial statements included in this Annual Report on Form 10-K.

The partnership agreements for Atlantic-EPR I and Atlantic-EPR II allow our partner, Atlantic of Hamburg, Germany (“Atlantic”), to exchange up to a maximum of 10% of its ownership interest per year in each of the joint ventures for common shares of the Company or, at our discretion, the cash value of those shares as defined in each of the partnership agreements. During 2009, we paid Atlantic cash of $109 and $9 (in thousands), respectively, in exchange for additional ownership of 0.7% and 0.2% for Atlantic-EPR I and Atlantic-EPR II, respectively. During 2010, we paid Atlantic cash of $679 and $186 (in thousands) in exchange for additional ownership of 3.1% and 1.6% for Atlantic-EPR I and Atlantic-EPR II, respectively. During 2011, we paid Atlantic cash of $2.5 million and $258 thousand in exchange for additional ownership of 11.3% and 2.0% for Atlantic-EPR I and Atlantic-EPR II, respectively. These exchanges did not impact total partners’ equity in either Atlantic-EPR I or Atlantic-EPR II.

In addition, as of December 31, 2011 and 2010, we had invested $4.2 million and $2.9 million, respectively, in unconsolidated joint ventures for three theatre projects in 2011 and two theatre projects in 2010, located in China. We recognized income of $42 thousand and a loss of $157 thousand from our investment in these joint ventures for the years ended December 31, 2011 and 2010, respectively. No income or loss was recognized for the year ended December 31, 2009.

Capital Structure and Coverage Ratios

We believe that our shareholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest, fixed charge and debt service coverage ratios. We expect to maintain our debt to gross assets ratio (i.e. total long-term debt to total assets plus accumulated depreciation) between 35% and 45%. However, the timing and size of our equity and debt offerings may cause us to temporarily operate over this threshold. At December 31, 2011, this ratio was 38%. Our long-term debt as a percentage of our total market capitalization at December 31, 2011 was 33%; however, we do not manage to a ratio based on total market capitalization due to the inherent variability that is driven by changes in the market price of our common shares. We calculate our total market capitalization of $3.5 billion by aggregating the following at December 31, 2011:

•	Common shares outstanding of 46,726,714 multiplied by the last reported sales price of our common shares on the NYSE of $43.71 per share, or $2.0 billion;

•	Aggregate liquidation value of our Series C convertible preferred shares of $135.0 million;

•	Aggregate liquidation value of our Series D preferred shares of $115.0 million;

•	Aggregate liquidation value of our Series E convertible preferred shares of $86.3 million; and

•	Total long-term debt of $1.2 billion.

Our interest coverage ratio for the years ended December 31, 2011, 2010 and 2009 was 3.7 times, 3.4 times and 3.1 times, respectively. Interest coverage is calculated as the interest coverage amount (as calculated in the following table) divided by interest expense, gross (as calculated in the following table). We consider the interest coverage ratio to be an appropriate supplemental measure of a company’s ability to meet its interest expense obligations and management believes it is useful to investors in this regard. Our calculation of the interest coverage ratio may be different from the calculation used by other companies, and therefore, comparability may be limited. This information should not be considered as an alternative to any U.S. generally accepted accounting principles (“GAAP”) liquidity measures. The following table shows the calculation of our interest coverage ratios. Amounts below include the impact of discontinued operations, which are separately classified in the consolidated statements of income included in this Annual Report on Form 10-K (unaudited, dollars in thousands):

	Year Ended December 31,
	2011	2010	2009
Net income (loss)	$115,266	$113,055	$(11,906)
Interest expense, gross	72,231	78,420	73,390
Interest cost capitalized	(498)	(383)	(600)
Depreciation and amortization	50,087	53,427	47,720
Share-based compensation expense to management and trustees	5,610	4,710	4,307
Costs associated with loan refinancing or payoff, net	5,998	15,620	117
Straight-line rental revenue	(966)	(1,883)	(2,483)
Gain on sale or acquisition of real estate	(19,545)	(8,287)	—
Transaction costs	1,730	7,787	3,321
Provision for loan losses	—	700	70,954
Impairment charges	36,056	463	42,158
Interest coverage amount	$265,969	$263,629	$226,978

Interest expense, net	$71,663	$78,000	$72,715
Interest income	70	37	75
Interest cost capitalized	498	383	600
Interest expense, gross	$72,231	$78,420	$73,390

Interest coverage ratio	3.7	3.4	3.1

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

	Year Ended December 31,
	2011	2010	2009
Net cash provided by operating activities	$195,799	$180,391	$148,817
Equity in income from joint ventures	2,847	2,138	895
Distributions from joint ventures	(2,848)	(2,482)	(986)
Amortization of deferred financing costs	(3,807)	(4,809)	(3,663)
Amortization of above market leases, net	(20)	(200)	—
Increase in mortgage notes accrued interest receivable	5	828	1,324
Increase (decrease) in restricted cash	(12,576)	(951)	148
Increase (decrease) in accounts receivable, net	(4,184)	7,896	(1,583)
Decrease in notes and accrued interest receivable	(112)	(53)	(530)
Increase in direct financing lease receivable	5,073	4,750	3,762
Increase in other assets	658	3,382	3,471
Decrease (increase) in accounts payable and accrued liabilities	8,179	(22,178)	(104)
Decrease in unearned rents	219	1,314	1,799
Straight-line rental revenue	(966)	(1,883)	(2,483)
Interest expense, gross	72,231	78,420	73,390
Interest cost capitalized	(498)	(383)	(600)
Costs associated with loan refinancing or payoff, net (cash portion)	4,239	9,662	—
Transaction costs	1,730	7,787	3,321
Interest coverage amount	$265,969	$263,629	$226,978
Our fixed charge coverage ratio for the years ended December 31, 2011, 2010 and 2009 was 2.6 times, 2.4 times and 2.2 times, respectively. The fixed charge coverage ratio is calculated in exactly the same manner as the interest coverage ratio, except that preferred share dividends are also added to the denominator. We consider the fixed charge coverage ratio to be an appropriate supplemental measure of a company’s ability to make its interest and preferred share dividend payments and management believes it is useful to investors in this regard. Our calculation of the fixed charge coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures. Amounts below include the impact of discontinued operations, which are separately classified in the consolidated statements of income included in this Annual Report on Form 10-K. The following table shows the calculation of our fixed charge coverage ratios (unaudited, dollars in thousands):

	Year Ended December 31,
	2011	2010	2009
Interest coverage amount	$265,969	$263,629	$226,978

Interest expense, gross	72,231	78,420	73,390
Preferred share dividends	28,140	30,206	30,206
Fixed charges	$100,371	$108,626	$103,596

Fixed charge coverage ratio	2.6	2.4	2.2

Our debt service coverage ratio for the years ended December 31, 2011, 2010 and 2009 was 2.7 times, 2.5 times and 2.3 times, respectively. The debt service coverage ratio is calculated in exactly the same manner as the interest coverage ratio, except that recurring principal payments are also added to the denominator. We consider the debt service coverage ratio to be an appropriate supplemental measure of a company’s ability to make its debt service payments and management believes it is useful to investors in this regard. Our calculation of the debt service coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures. Amounts below include the impact of discontinued operations, which are separately classified in the consolidated statements of income included in this Annual Report on Form 10-K. The following table shows the calculation of our debt service coverage ratios (unaudited, dollars in thousands):

	Year Ended December 31,
	2011	2010	2009
Interest coverage amount	$265,970	$263,629	$226,978

Interest expense, gross	72,231	78,420	73,390
Recurring principal payments	24,566	27,262	25,174
Debt service	$96,797	$105,682	$98,564

Debt service coverage ratio	2.7	2.5	2.3

Funds From Operations (FFO)

The National Association of Real Estate Investment Trusts (“NAREIT”) developed FFO as a relative non-GAAP financial measure of performance of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP and management provides FFO herein because it believes this information is useful to investors in this regard. FFO is a widely used measure of the operating performance of real estate companies and is provided here as a supplemental measure to GAAP net income available to common shareholders and earnings per share. Pursuant to the definition of FFO by the Board of Governors of NAREIT, we calculate FFO as net income available to common shareholders, computed in accordance with GAAP, excluding gains and losses from sales or acquisitions of depreciable operating properties and impairment losses of depreciable real estate, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships, joint ventures and other affiliates. Adjustments for unconsolidated partnerships, joint ventures and other affiliates are calculated to reflect FFO on the same basis. We have calculated FFO for all periods presented in accordance with this definition. FFO is a non-GAAP financial measure. FFO does not represent cash flows from operations as defined by GAAP and is not indicative that cash flows are adequate to fund all cash needs and is not to be considered an alternative to net income or any other GAAP measure as a measurement of the results of our operations or our cash flows or liquidity as defined by GAAP. It should also be noted that not all REITs calculate FFO the same way so comparisons with other REITs may not be meaningful.

The following table summarizes our FFO, including per share amounts, for the years ended December 31, 2011, 2010 and 2009 (unaudited, in thousands, except per share information):

	Year ended December 31,
	2011	2010	2009
Net income (loss) available to common shareholders of Entertainment Properties Trust	$84,319	$84,668	$(22,199)
Gain on sale or acquisition of property	(19,545)	(8,287)	—
Real estate depreciation and amortization	49,009	52,828	46,947
Allocated share of joint venture depreciation	452	308	263
Impairment charges	36,056	463	42,159
Noncontrolling interest	—	(1,905)	(20,143)
FFO available to common shareholders of Entertainment Properties Trust	$150,291	$128,075	$47,027
FFO per common share attributable to Entertainment Properties Trust:
Basic	$3.22	$2.83	$1.30
Diluted	3.20	2.81	1.30
Shares used for computation (in thousands):
Basic	46,640	45,206	36,122
Diluted	46,901	45,555	36,236
Other financial information:
Dividends per common share	$2.80	$2.60	$2.60
The additional 1.9 million common shares that would result from the conversion of our 5.75% Series C cumulative convertible preferred shares and the additional 1.6 million common shares that would result from the conversion of our 9.0% Series E cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted earnings per share for the years ended December 31, 2011, 2010 and 2009 because the effect is anti-dilutive.

Adjusted Funds From Operations (AFFO)
In addition to FFO, AFFO is presented by adding to FFO provision for loan losses, transaction costs, non-real estate depreciation and amortization, deferred financing fees amortization, costs associated with loan refinancing or payoff, net, share-based compensation expense to management and trustees, amortization of above market leases, net and preferred share redemption costs; and subtracting maintenance capital expenditures (including second generation tenant improvements and leasing commissions), straight-lined rental revenue, and the non-cash portion of mortgage and other financing income. AFFO is a widely used measure of the operating performance of real estate companies and is provided here as a supplemental measure to GAAP net income available to common shareholders and earnings per share, and management provides AFFO herein because it believes this information is useful to investors in this regard. AFFO is a non-GAAP financial measure and should not be considered an alternative to any GAAP liquidity measures. AFFO does not represent cash flows from operations as defined by GAAP and is not indicative that cash flows are adequate to fund all cash needs and is not to be considered an alternative to net income or any other GAAP measure as a measurement of the results of our operations or our cash flows or liquidity as defined by GAAP. It should also be noted that not all REITs calculate AFFO the same way so comparisons with other REITs may not be meaningful.
The following table summarizes our AFFO for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Year ended December 31,
	2011	2010	2009
Diluted FFO available to common shareholders of Entertainment Properties Trust	$150,291	$128,075	$47,027
Adjustments:
Provision for loan losses	—	700	70,954
Transaction costs	1,730	7,787	3,321
Non-real estate depreciation and amortization	1,077	596	773
Deferred financing fees amortization	3,807	4,809	3,663
Costs associated with loan refinancing or payoff, net	5,998	15,620	117
Share-based compensation expense to management and trustees	5,610	4,710	4,307
Maintenance capital expenditures (1)	(3,881)	(5,882)	(1,513)
Straight-lined rental revenue	(966)	(1,883)	(2,483)
Non-cash portion of mortgage and other financing income	(5,174)	(5,738)	(7,197)
Amortization of above market leases, net	20	200	—
Preferred share redemption costs	2,769	—	—
AFFO available to common shareholders of Entertainment Properties Trust	$161,281	$148,994	$118,969

(1)	Includes maintenance capital expenditures and certain second generation tenant improvements and leasing commissions.

Impact of Recently Issued Accounting Standards

In January 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2011-1 (“ASU 2011-1”). ASU 2011-1 temporarily deferred the disclosures regarding troubled debt restructurings which were included in the disclosure requirements about the credit quality of financing receivables and the allowance for credit losses which was issued in July 2010.  In April 2011, the FASB issued additional guidance and clarifications to help creditors in determining whether a creditor has granted a concession, and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The new guidance and the previously deferred disclosures were effective July 1, 2011 applied retrospectively to January 1, 2011. Prospective application is required for any new impairment identified as a result of this guidance. The adoption of these new disclosure requirements did not have a material impact on our consolidated financial statements.

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
Substantially all of our megaplex theatre leases provide for base and participating rent features. To the extent inflation causes tenant revenues at our properties to increase over baseline amounts, we would participate in those revenue increases through our right to receive annual percentage rent.

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
Our leases are generally triple-net leases requiring the tenants to pay substantially all expenses associated with the operation of the properties, thereby minimizing our exposure to increases in costs and operating expenses resulting from inflation. A portion of our megaplex theatre, retail and restaurant leases are non-triple-net leases. These leases represent approximately 13% of our total real estate square footage. To the extent any of those leases contain fixed expense reimbursement provisions or limitations, we may be subject to increases in costs resulting from inflation that are not fully passed through to tenants.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks, primarily relating to potential losses due to changes in interest rates and foreign currency exchange rates. We seek to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new long-term fixed rate borrowings whenever possible. We also have a $400.0 million unsecured revolving credit facility with $223.0 million outstanding as of December 31, 2011 and a $10.7 million bond, both of which bear interest at a floating rate. In addition, on January 5, 2012, we entered into a $240 million five year term loan facility which bears interest at a floating rate. As further described in Note 25 to the consolidated financial statements in this Annual Report on Form 10-K, this LIBOR based debt was converted with interest rate swaps to a fixed rate of 2.66% for four years.
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
The fair value of our debt as of December 31, 2011 and 2010 is estimated by discounting the future cash flows of each instrument using current market rates including current market spreads.
The following table presents the principal amounts, weighted average interest rates, and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes as of December 31 (including the impact of the interest rate swap agreements described below):

Expected Maturities (in millions)

	2012	2013	2014	2015	2016	Thereafter	Total	Estimated Fair Value
December 31, 2011:
Fixed rate debt	$90.4	$116.4	$155.9	$101.9	$103.4	$352.7	$920.7	$950.0
Average interest rate	6.5%	6.0%	6.3%	5.7%	6.1%	7.2%	6.6%	5.5%
Variable rate debt	$—	$—	$—	$223.0	$—	$10.6	$233.6	$233.6
Average interest rate (as of December 31, 2011)	—%	—%	—%	2.0%	—%	0.1%	1.9%	1.9%

	2011	2012	2013	2014	2015	Thereafter	Total	Estimated Fair Value
December 31, 2010:
Fixed rate debt	$35.9	$93.0	$119.1	$156.6	$104.8	$525.9	$1,035.3	$1,065.6
Average interest rate	5.2%	6.5%	5.9%	6.3%	5.7%	6.7%	6.4%	5.4%
Variable rate debt	$0.4	$0.4	$142.4	$0.5	$0.5	$11.7	$155.9	$155.9
Average interest rate (as of December 31, 2010)	2.3%	2.3%	3.3%	2.3%	2.3%	0.5%	3.0%	3.0%
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

Additionally, we have entered into foreign currency forward agreements to hedge the currency fluctuations related to the monthly cash flows of our Canadian properties. These foreign currency forwards settle at the end of each month from February to December 2012 and lock in an exchange rate of $1.00 CAD per U.S. dollar on approximately $500 thousand monthly CAD denominated cash flows.
See Note 14 to the consolidated financial statements in this Annual Report on Form 10-K for additional information on our derivative financial instruments and hedging activities.

Item 8. Financial Statements and Supplementary Data
Entertainment Properties Trust

Report of Independent Registered Public Accounting Firm
The Board of Trustees and Shareholders
Entertainment Properties Trust:
We have audited the accompanying consolidated balance sheets of Entertainment Properties Trust and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedules II and III. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Entertainment Properties Trust and subsidiaries of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Kansas City, Missouri
February 24, 2012

ENTERTAINMENT PROPERTIES TRUST Consolidated Balance Sheets (Dollars in thousands except share data)

	December 31,
	2011	2010
Assets
Rental properties, net of accumulated depreciation of $335,116 and $296,784 at December 31, 2011 and 2010, respectively	$1,819,176	$2,020,191
Rental properties held for sale, net	4,696	6,432
Land held for development	184,457	184,457
Property under development	22,761	5,967
Mortgage notes and related accrued interest receivable, net	325,097	305,404
Investment in a direct financing lease, net	233,619	226,433
Investment in joint ventures	25,053	22,010
Cash and cash equivalents	14,625	11,776
Restricted cash	19,312	16,279
Intangible assets, net	4,485	35,644
Deferred financing costs, net	18,527	20,371
Accounts receivable, net	35,005	39,814
Notes and related accrued interest receivable, net	5,015	5,127
Other assets	22,167	23,515
Total assets	$2,733,995	$2,923,420
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$36,036	$56,488
Common dividends payable	32,709	30,253
Preferred dividends payable	6,002	7,551
Unearned rents and interest	6,850	6,691
Long-term debt	1,154,295	1,191,179
Total liabilities	1,235,892	1,292,162
Equity:
Common Shares, $.01 par value; 75,000,000 shares authorized; and 48,062,593 and 47,769,422 shares issued at December 31, 2011 and 2010, respectively	480	477
Preferred Shares, $.01 par value; 25,000,000 shares authorized:
0 and 3,200,000 Series B shares issued at December 31, 2011 and 2010; liquidation preference of $80,000,000	—	32
5,400,000 Series C convertible shares issued at December 31, 2011 and 2010; liquidation preference of $135,000,000	54	54
4,600,000 Series D shares issued at December 31, 2011 and 2010; liquidation preference of $115,000,000	46	46
3,450,000 Series E convertible shares issued at December 31, 2011 and 2010; liquidation preference of $86,250,000	35	35
Additional paid-in-capital	1,719,066	1,785,371
Treasury shares at cost: 1,335,879 and 1,226,472 common shares at December 31, 2011 and 2010, respectively	(44,834)	(39,762)
Accumulated other comprehensive income	23,463	38,842
Distributions in excess of net income	(228,261)	(181,856)
Entertainment Properties Trust shareholders’ equity	1,470,049	1,603,239
Noncontrolling interests	28,054	28,019
Equity	$1,498,103	$1,631,258
Total liabilties and equity	$2,733,995	$2,923,420
See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST Consolidated Statements of Income (Dollars in thousands except per share data)

	Year Ended December 31,
	2011	2010	2009
Rental revenue	$226,031	$219,949	$193,016
Tenant reimbursements	17,965	17,100	15,438
Other income	1,783	536	2,833
Mortgage and other financing income	55,880	52,258	44,999
Total revenue	301,659	289,843	256,286
Property operating expense	23,547	24,684	21,932
Other expense	3,999	1,106	2,185
General and administrative expense	20,173	18,225	15,133
Costs associated with loan refinancing or payoff, net	5,773	11,383	117
Interest expense, net	71,679	72,311	65,531
Transaction costs	1,730	517	3,321
Provision for loan losses	—	700	70,954
Impairment charges	27,115	463	2,083
Depreciation and amortization	47,927	45,359	41,401
Income before equity in income from joint ventures and discontinued operations	99,716	115,095	33,629
Equity in income from joint ventures	2,847	2,138	895
Income from continuing operations	$102,563	$117,233	$34,524
Discontinued operations:
Income (loss) from discontinued operations	2,099	(5,195)	(6,354)
Impairment charges	(8,941)	—	(40,076)
Transaction costs	—	(7,270)	—
Gain on sale or acquisition of real estate	19,545	8,287	—
Net income (loss)	115,266	113,055	(11,906)
Add: Net loss (income) attributable to noncontrolling interests	(38)	1,819	19,913
Net income attributable to Entertainment Properties Trust	115,228	114,874	8,007
Preferred dividend requirements	(28,140)	(30,206)	(30,206)
Series B preferred share redemption costs	(2,769)	—	—
Net income (loss) available to common shareholders of Entertainment Properties Trust	$84,319	$84,668	$(22,199)
Per share data attributable to Entertainment Properties Trust common shareholders:
Basic earnings per share data:
Income from continuing operations	$1.54	$1.92	$0.12
Income (loss) from discontinued operations	0.27	(0.05)	(0.73)
Net income (loss) available to common shareholders	$1.81	$1.87	$(0.61)
Diluted earnings per share data:
Income from continuing operations	$1.53	$1.91	$0.12
Income (loss) from discontinued operations	0.27	(0.05)	(0.73)
Net income (loss) available to common shareholders	$1.80	$1.86	$(0.61)
Shares used for computation (in thousands):
Basic	46,640	45,206	36,122
Diluted	46,901	45,555	36,235
See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST Consolidated Statements of Changes in Equity Years Ended December 31, 2011, 2010 and 2009 (Dollars in thousands)

	Entertainment Properties Trust Shareholders’ Equity
	Common Stock		Preferred Stock		Additional paid-in	Treasury shares	Loans to shareholders	Accumulated other comprehensive income (loss)	Distributions in excess of net income	Noncontrolling Interests	Total
	Shares	Par	Shares	Par	capital
Balance at December 31, 2008	33,734,181	$337	16,650,000	$167	$1,339,798	$(26,357)	$(1,925)	$(6,169)	$(28,417)	$15,217	$1,292,651
Restricted share units issued to Trustees	20,508	—	—	—	390	—	—	—	—	—	390
Issuance of nonvested shares, including nonvested shares issued for the payment of bonuses	218,797	2	—	—	2,413	—	—	—	—	—	2,415
Cancellation of 5,411 employee nonvested shares	—	—	—	—	180	(180)	—	—	—	—	—
Amortization of nonvested shares	—	—	—	—	3,257	—	—	—	—	—	3,257
Share option expense	—	—	—	—	679	—	—	—	—	—	679
Foreign currency translation adjustment	—	—	—	—	—	—	—	34,325	—	—	34,325
Change in unrealized gain/loss on derivatives	—	—	—	—	—	—	—	(9,195)	—	—	(9,195)
Net income (loss)	—	—	—	—	—	—	—	—	8,007	(19,913)	(11,906)
Purchase of 40,565 common shares for treasury	—	—	—	—	—	(1,201)	—	—	—	—	(1,201)
Issuances of common shares, net of costs of $727	9,793,263	98	—	—	284,975	—	—	—	—	—	285,073
Stock option exercises, net	100,928	1	—	—	1,424	(2,230)	—	—	—	—	(805)
Dividends to common and preferred shareholders	—	—	—	—	—	—	—	—	(127,517)	—	(127,517)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	—	—	—	(209)	(209)
Balance at December 31, 2009	43,867,677	$438	16,650,000	$167	$1,633,116	$(29,968)	$(1,925)	$18,961	$(147,927)	$(4,905)	$1,467,957
Restricted share units issued to Trustees	10,506	—	—	—	473	—	—	—	—	—	473
Issuance of nonvested shares, including nonvested shares issued for the payment of bonuses	116,128	1	—	—	1,295	—	—	—	—	—	1,296
Cancellation of 355 employee nonvested shares	—	—	—	—	8	(8)	—	—	—	—	—
Amortization of nonvested shares	—	—	—	—	3,590	—	—	—	—	—	3,590
Share option expense	—	—	—	—	674	—	—	—	—	—	674
Foreign currency translation adjustment	—	—	—	—	—	—	—	19,070	—	—	19,070
Change in unrealized gain/loss on derivatives	—	—	—	—	—	—	—	(7,864)	—	—	(7,864)
Loss reclassified from accumulated other comprehensive income into earnings from termination of derivatives	—	—	—	—	—	—	—	8,675	—	—	8,675
Non-cash payment received on shareholder loans of 86,056 common shares	—	—	—	—	—	(3,261)	1,644	—	—	—	(1,617)
Payment received on shareholder loan	—	—	—	—	—	—	281	—	—	—	281
Net income (loss)	—	—	—	—	—	—	—	—	114,874	(1,819)	113,055
Purchase of 61,869 common shares for treasury	—	—	—	—	—	(2,182)	—	—	—	—	(2,182)
Issuances of common shares, net of costs of $6,623	3,606,368	36	—	—	141,206	—	—	—	—	—	141,242
Stock option exercises, net	168,743	2	—	—	3,526	(4,343)	—	—	—	—	(815)
Dividends to common and preferred shareholders	—	—	—	—	—	—	—	—	(148,803)	—	(148,803)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	10	10
Impact of litigation settlement including option granted on Concord land	—	—	—	—	1,483	—	—	—	—	34,733	36,216
Balance at December 31, 2010	47,769,422	$477	16,650,000	$167	$1,785,371	$(39,762)	$—	$38,842	$(181,856)	$28,019	$1,631,258
Continued on next page.

ENTERTAINMENT PROPERTIES TRUST Consolidated Statements of Changes in Equity Years Ended December 31, 2011, 2010 and 2009 (Dollars in thousands) (continued)

	Entertainment Properties Trust Shareholders’ Equity
	Common Stock		Preferred Stock		Additional paid-in	Treasury shares	Loans to shareholders	Accumulated other comprehensive income (loss)	Distributions in excess of net income	Noncontrolling Interests	Total
	Shares	Par	Shares	Par	capital
Continued from previous page.
Balance at December 31, 2010	47,769,422	$477	16,650,000	$167	$1,785,371	$(39,762)	$—	$38,842	$(181,856)	$28,019	$1,631,258
Restricted share units issued to Trustees	10,519	—	—	—	502	—	—	—	—	—	502
Issuance of nonvested shares, including nonvested shares issued for the payment of bonuses	137,020	1	—	—	1,967	—	—	—	—	—	1,968
Amortization of nonvested shares	—	—	—	—	4,239	—	—	—	—	—	4,239
Share option expense	—	—	—	—	778	—	—	—	—	—	778
Foreign currency translation adjustment	—	—	—	—	—	—	—	1,651	—	—	1,651
Foreign currency translation gain reclassified from accumulated other comprehensive income into earnings from the substantial liquidation of foreign net assets	—	—	—	—	—	—	—	(23,236)	—	—	(23,236)
Change in unrealized gain/loss on derivatives	—	—	—	—	—	—	—	1,620	—	—	1,620
Loss reclassified from accumulated other comprehensive income into earnings from termination of derivatives	—	—	—	—	—	—	—	4,586	—	—	4,586
Net income	—	—	—	—	—	—	—	—	115,228	38	115,266
Purchase of 66,368 common shares for treasury	—	—	—	—	—	(3,070)	—	—	—	—	(3,070)
Issuances of common shares	10,436	1	—	—	471	—	—	—	—	—	472
Redemption of Series B preferred shares	—	—	(3,200,000)	(32)	(77,229)	—	—	—	(2,769)	—	(80,030)
Stock option exercises, net	135,196	1	—	—	2,967	(2,002)	—	—	—	—	966
Dividends to common and preferred shareholders	—	—	—	—	—	—	—	—	(158,864)	—	(158,864)
Purchase of subsidiary shares from noncontrolling interest	—	—	—	—	—	—	—	—	—	(3)	(3)
Balance at December 31, 2011	48,062,593	$480	13,450,000	$135	$1,719,066	$(44,834)	$—	$23,463	$(228,261)	$28,054	$1,498,103

See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST Consolidated Statements of Comprehensive Income (Dollars in thousands)

	Year Ended December 31,
	2011	2010	2009
Net income (loss)	$115,266	$113,055	$(11,906)
Other comprehensive income (loss):
Foreign currency translation adjustment	1,651	19,070	34,325
Change in unrealized gain (loss) on derivatives	1,620	(7,864)	(9,195)
Comprehensive income	118,537	124,261	13,224
Comprehensive loss (income) attributable to the noncontrolling interests	(38)	1,819	19,913
Comprehensive income attributable to Entertainment Properties Trust	$118,499	$126,080	$33,137
See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST Consolidated Statements of Cash Flows (Dollars in thousands)

	Year Ended December 31,
	2011	2010	2009
Operating activities:
Net income (loss)	$115,266	$113,055	$(11,906)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	—	700	70,954
Non-cash impairment charges	27,115	463	2,083
Loss (income) from discontinued operations	(12,703)	4,178	46,430
Costs associated with loan refinancing or payoff, net (non-cash portion)	1,759	3,067	117
Equity in income from joint ventures	(2,847)	(2,138)	(895)
Distributions from joint ventures	2,848	2,482	986
Depreciation and amortization	47,927	45,359	41,401
Amortization of deferred financing costs	3,807	4,408	3,663
Share-based compensation expense to management and trustees	5,610	4,710	4,307
Increase in restricted cash	(652)	(1,961)	(148)
Increase in mortgage notes accrued interest receivable	(5)	(828)	(1,324)
Decrease (increase) in accounts receivable, net	606	(5,547)	1,243
Decrease in notes receivable and accrued interest receivable	112	53	530
Increase in direct financing lease receivable	(5,073)	(4,750)	(3,762)
Increase in other assets	(591)	(3,084)	(3,354)
Increase (decrease) in accounts payable and accrued liabilities	4,043	11,859	(1,353)
Increase (decrease) in unearned rents	66	(465)	(1,339)
Net operating cash provided by continuing operations	187,288	171,561	147,633
Net operating cash provided by discontinued operations	8,511	8,830	1,184
Net cash provided by operating activities	195,799	180,391	148,817
Investing activities:
Acquisition of rental properties and other assets	(53,175)	(131,057)	(135,112)
Proceeds from sale of real estate	1,700	—	—
Investment in unconsolidated joint ventures	(3,970)	(16,691)	(1,677)
Cash paid related to Cappelli settlement	—	(4,586)	—
Investment in mortgage notes receivable	(19,688)	(5,696)	(35,945)
Proceeds from mortgage note receivable paydown	—	—	3,512
Investment in promissory notes receivable	—	—	(4,108)
Proceeds from promissory note receivable paydown	—	—	1,000
Investment in a direct financing lease, net	(2,113)	(51,833)	—
Additions to properties under development	(57,926)	(4,934)	(19,672)
Net cash used by investing activities of continuing operations	(135,172)	(214,797)	(192,002)
Net cash used by other investing activities of discontinued operations	(58)	(112,977)	—
Net proceeds from sale of real estate from discontinued operations	224,912	7,456	—
Net cash provided (used) by investing activities	89,682	(320,318)	(192,002)
Financing activities:
Proceeds from long-term debt facilities	387,000	770,225	132,006
Principal payments on long-term debt	(425,859)	(616,494)	(266,423)
Deferred financing fees paid	(3,731)	(11,609)	(5,017)
Net proceeds from issuance of common shares	253	141,134	284,965
Redemption of preferred shares	(80,030)	—	—
Impact of stock option exercises, net	966	(815)	(805)
Proceeds from payment on shareholder loan	—	281	—
Purchase of common shares for treasury	(3,070)	(2,182)	(1,201)
Contributions (distributions) paid from (to) noncontrolling interests	—	10	(209)
Dividends paid to shareholders	(157,844)	(146,324)	(126,907)
Net cash provided (used) by financing activities of continuing operations	(282,315)	134,226	16,409
Net cash used by financing activities of discontinued operations	—	(6,271)	(751)
Net cash provided (used) by financing activities	(282,315)	127,955	15,658
Effect of exchange rate changes on cash	(317)	610	583
Net increase (decrease) in cash and cash equivalents	2,849	(11,362)	(26,944)
Cash and cash equivalents at beginning of the year	11,776	23,138	50,082
Cash and cash equivalents at end of the year	$14,625	$11,776	$23,138
Supplemental information continued on next page.

ENTERTAINMENT PROPERTIES TRUST Consolidated Statements of Cash Flows (Dollars in thousands) Continued from previous page.

	Year Ended December 31,
	2011	2010	2009
Supplemental schedule of non-cash activity:
Transfer of property under development to rental property	$41,087	$7,005	$38,990
Acquisiton of real estate in exchange for assumption of debt at fair value	$4,109	$—	$—
Issuance of nonvested shares and restricted share units at fair value, including nonvested shares issued for payment of bonuses	$6,785	$4,718	$4,368
Receipt of 86,056 common shares in payment of shareholder loans	$—	$3,261	$—
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$69,368	$63,096	$70,124
Cash paid (received) during the year for income taxes	$40	$469	$(383)
See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

1. Organization

Description of Business
Entertainment Properties Trust (the Company) is a Maryland real estate investment trust (REIT) organized on August 29, 1997. The Company develops, owns, leases and finances megaplex theatres, entertainment retail centers (centers generally anchored by an entertainment component such as a megaplex theatre and containing other entertainment-related or retail properties), public charter schools, metropolitan ski areas and other destination recreational and specialty properties. The Company’s properties are located in the United States and Canada.

2. Summary of Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements include the accounts of Entertainment Properties Trust and its subsidiaries, all of which are wholly-owned except for those subsidiaries discussed below.

The Company consolidates certain entities if it is deemed to be the primary beneficiary in a variable interest entity (VIE), as defined in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic on Consolidation. The Topic on Consolidation requires the consolidation of VIEs in which an enterprise has a controlling financial interest. A controlling financial interest will have both of the following characteristics: the power to direct the activities of a VIE that most significantly impact the VIE's economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. This topic requires an ongoing reassessment of and eliminates the quantitative approach previously required for determining whether a company is the primary beneficiary and requires enhanced disclosures on variable interest entities.  The equity method of accounting is applied to entities in which the Company is not the primary beneficiary as defined in the Consolidation Topic of the FASB ASC, or does not have effective control, but can exercise influence over the entity with respect to its operations and major decisions.

The Company reports its noncontrolling interests as required by the Consolidation Topic of the FASB ASC. Noncontrolling interest is the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. The ownership interests in the subsidiary that are held by owners other than the parent are noncontrolling interests. Such noncontrolling interests are reported on the consolidated balance sheets within equity, separately from the Company's equity. On the consolidated statements of income, revenues, expenses and net income or loss from less-than-wholly-owned subsidiaries are reported at the consolidated amounts, including both the amounts attributable to the Company and noncontrolling interests. Consolidated statements of changes in shareholders' equity are included for both quarterly and annual financial statements, including beginning balances, activity for the period and ending balances for equity, noncontrolling interests and total equity. The Company does not have any redeemable noncontrolling interests under the scope of the Distinguishing Liabilities from Equity guidance of the FASB ASC.

As further explained in Note 10, the Company owns 96% of the membership interests of VinREIT, LLC (VinREIT). Net income attributable to noncontrolling interest related to VinREIT was $38 thousand, $86 thousand and $231 thousand for the years ended December 31, 2011, 2010 and 2009, respectively, representing the noncontrolling interest’s portion of the annual cash flow. Total noncontrolling interest in VinREIT included in the accompanying consolidated balance sheets was $269 thousand and $231 thousand at December 31, 2011 and 2010, respectively.

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

Prior to June 18, 2010, New Roc was owned 71.4% by the Company. There was no net income attributable to noncontrolling interest related to New Roc for the years ended December 31, 2010 and 2009.

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

Prior to June 18, 2010, the Company had a 66.67% voting interest in LC White Plains Retail LLC, LC White Plains Recreation LLC and Cappelli Group LLC (together the White Plains LLCs), which owned City Center. Each of these entities was formerly a VIE and the Company was deemed the primary beneficiary. Net loss attributable to noncontrolling interest related to the White Plains LLCs was $1.9 million and $20.1 million, respectively, for the years ended December 31, 2010 and 2009. The operating results of this property have been reclassified into discontinued operations in the accompanying consolidated statements of income for the years ended December 31, 2010 and 2009. See Note 22 for further details.

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

The Company evaluates the held-for-sale classification of its real estate as of the end of each quarter. Assets that are classified as held for sale are recorded at the lower of their carrying amount or fair value less costs to sell. Assets are generally classified as held for sale once management has initiated an active program to market them for sale and has received a firm purchase commitment that is expected to close within one year. The results of operations of these real estate properties are reflected as discontinued operations in all periods reported. On occasion, the Company will receive unsolicited offers from third parties to buy individual Company properties. Under these circumstances, the Company will classify the properties as held for sale when a sales contract is executed with no contingencies and the prospective buyer has funds at risk to ensure performance.

Accounting for Acquisitions
Upon acquisitions of real estate properties, the Company records the fair value of acquired tangible assets (consisting of land, building, tenant improvements, and furniture, fixtures and equipment) and identified intangible assets and liabilities (consisting of above and below market leases, in-place leases, tenant relationships and assumed financing that is determined to be above or below market terms) as well as any noncontrolling interest in accordance with FASB ASC Topic 805 on Business Combinations (“Topic 805”). In addition, in accordance with Topic 805, acquisition-related costs in connection with business combinations are expensed as incurred, rather than capitalized. Costs related to such transactions, as well as costs associated with terminated transactions, are included in the accompanying Consolidated Statements of Income as transaction costs. Transaction costs totaled $1.7 million, $7.8 million (including $7.3 million in discontinued operations) and $3.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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
December 31, 2011, 2010 and 2009
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
Management of the Company reviews the carrying value of intangible assets for impairment on an annual basis. Intangible assets consist of the following at December 31 (in thousands):

	2011	2010
In-place leases, net of accumulated amortization of $9.6 million and $11.3 million, respectively	$3,792	$29,651
Above market leases, net of accumulated amortization of $0.2 million at December 31, 2010	—	5,300
Goodwill	693	693
Total intangible assets, net	$4,485	$35,644
In-place leases, net at December 31, 2011 of approximately $3.8 million, relate to four entertainment retail centers in Ontario, Canada that were purchased on March 1, 2004 and one entertainment retail center in Burbank, California that was purchased on March 31, 2005. In-place leases, net at December 31, 2010 of approximately $29.7 million, relate to the above referenced properties as well as an entertainment retail center in Ontario, Canada that was purchased on March 4, 2010 and subsequently sold on March 29, 2011. Above market leases, net at December 31, 2010 also related to this sold entertainment retail center. See Note 22 for further details related to discontinued operations. Goodwill at December 31, 2011 and 2010 relates solely to the acquisition of New Roc that was acquired on October 27, 2003. Amortization expense related to in-place leases is computed using the straight-line method and was $1.3 million, $1.2 million and $1.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. The weighted average life for these in-place leases at December 31, 2011 is 3.5 years. Amortization expense related to above market leases is computed using the straight-line method and was $20 thousand and $200 thousand, respectively, for the years ended

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

December 31, 2011 and 2010 and is included in discontinued operations. There was no amortization expense related to above market leases for the year ended December 31, 2009.
Future amortization of in-place leases, net at December 31, 2011 is as follows (in thousands):

Amount
Year:
2012	$1,220
2013	1,219
2014	644
2015	528
2016	165
Thereafter	16
Total	$3,792

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

Revenue Recognition
Rents that are fixed and determinable are recognized on a straight-line basis over the minimum terms of the leases. Base rent escalation on leases that are dependent upon increases in the Consumer Price Index (CPI) is recognized when known. In addition, most of the Company's tenants are subject to additional rents if gross revenues of the properties exceed certain thresholds defined in the lease agreements (percentage rents). Percentage rents as well as participating interest for those mortgage agreements that contain similar such clauses are recognized at the time when specific triggering events occur as provided by the lease or mortgage agreements. Rental revenue included percentage rents of $1.6 million, $1.7 million and $1.4 million for the years ended December 31, 2011, 2010 and 2009, respectively. Mortgage and other financing income included participating interest income of $0.5 million for the year ended December 31, 2011. No participating interest income was recognized for the years ended December 31, 2010 and 2009. Lease termination fees are recognized when the related leases are canceled and the Company has no obligation to provide services to such former tenants. Termination fees of $1.1 million were recognized during the year ended December 31, 2011 of which $1.0 million has been classified within discontinued operations. See Note 22 for further details. No termination fees were recognized during the years ended December 31, 2010 and 2009.

Direct financing lease income is recognized on the effective interest method to produce a level yield on funds not yet recovered. Estimated unguaranteed residual values at the date of lease inception represent management's initial estimates of fair value of the leased assets at the expiration of the lease, not to exceed original cost. Significant assumptions used in estimating residual values include estimated net cash flows over the remaining lease term and expected future real estate values. The Company evaluates on an annual basis (or more frequently if necessary) the collectability of its direct financing lease receivable and unguaranteed residual value to determine whether they are impaired. A direct financing lease receivable is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. When a direct financing lease receivable is considered to be impaired, the amount of loss is calculated by comparing the recorded

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

investment to the value determined by discounting the expected future cash flows at the direct financing lease receivable's effective interest rate or to the fair value of the underlying collateral, less costs to sell, if such receivable is collateralized.

Allowance for Doubtful Accounts
Accounts receivable is reduced by an allowance for amounts that may become uncollectible in the future. The Company’s accounts receivable balance is comprised primarily of rents and operating cost recoveries due from tenants as well as accrued rental rate increases to be received over the life of the existing leases. The Company regularly evaluates the adequacy of its allowance for doubtful accounts. The evaluation primarily consists of reviewing past due account balances and considering such factors as the credit quality of the Company’s tenants, historical trends of the tenant and/or other debtor, current economic conditions and changes in customer payment terms. Additionally, with respect to tenants in bankruptcy, the Company estimates the expected recovery through bankruptcy claims and increases the allowance for amounts deemed uncollectible. If the Company’s assumptions regarding the collectiblity of accounts receivable prove incorrect, the Company could experience write-offs of the accounts receivable or accrued straight-line rents receivable in excess of its allowance for doubtful accounts. The allowance for doubtful accounts was $5.2 million and $6.7 million at December 31, 2011 and 2010.

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

In 2004 and 2010, the Company acquired certain real estate operations that are subject to income tax in Canada. During 2011, the Company sold one of the properties that was subject to income tax in Canada. Also, the Company has certain taxable REIT subsidiaries, as permitted under the Code, through which it conducts certain business activities. The taxable REIT subsidiaries are subject to federal and state income taxes on their net taxable income. Temporary differences between income for financial reporting purposes and taxable income for the Canadian operations and the taxable REIT subsidiaries relate primarily to depreciation, amortization of deferred financing costs and straight line rents. As of December 31, 2011 and 2010, respectively, the Canadian operations and the taxable REIT subsidiaries had deferred tax assets totaling approximately $17.5 million and $33.8 million and deferred tax liabilities totaling approximately $4.1 million and $21.7 million. As there is no assurance that the Canadian operations and the taxable REIT subsidiaries will generate taxable income in the future beyond the reversal of temporary taxable differences, the deferred tax assets have been offset by a valuation allowance such that there is no net deferred tax asset at December 31, 2011 and 2010. Furthermore, the Company qualified as a REIT and distributed the necessary amount of taxable income such that no federal income taxes were due for the years ended December 31, 2011, 2010 and 2009. Accordingly, no provision for federal income taxes was recorded for any of those years. If the Company fails to qualify as a REIT in any taxable year,

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company is subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed taxable income.

The Company’s policy is to recognize estimated interest and penalties as general and administrative expense. The Company believes that it has appropriate support for the income tax positions taken on its tax returns and that its accruals for tax liabilities are adequate for all open years (after 2008 for federal and state and after 2006 for Canada) based on an assessment of many factors including past experience and interpretations of tax laws applied to the facts of each matter.

Concentrations of Risk
American Multi-Cinema, Inc. (AMC) is the lessee of a substantial portion (35%) of the megaplex theatre rental properties held by the Company (including joint venture properties) at December 31, 2011 as a result of a series of sale leaseback transactions pertaining to a number of AMC megaplex theatres. A substantial portion of the Company’s total revenues (approximately $105.3 million or 35%, $106.4 million or 37%, and $103.7 million or 40% for the years ended December 31, 2011, 2010 and 2009, respectively) result from the revenue by AMC under the leases, or its parent, AMC Entertainment, Inc. (AMCE), as the guarantor of AMC’s obligations under the leases. AMCE had total assets of $3.7 billion and $3.7 billion, total liabilities of $3.4 billion and $2.9 billion and total stockholders' equity of $360 million and $761 million at March 31, 2011 and April 1, 2010, respectively. AMCE had a net loss of $122.9 million for the fifty-two weeks ended March 31, 2011, net earnings of $69.8 million for the fifty-two weeks ended April 1, 2010 and a net loss of $81.2 million for the fifty-two weeks ended April 2, 2009. In addition, AMCE had a net loss of $82.7 million for the thirty-nine weeks ended December 31, 2011. AMCE has publicly held debt and the foregoing financial information was reported in its consolidated financial information which is publicly available.

For the years ended December 31, 2011, 2010 and 2009, approximately $42.3 million or 14%, and $40.8 million or 14%, and $35.9 million or 14%, respectively, of total revenue was derived from the Company's four entertainment retail centers in Ontario, Canada. The Company acquired Toronto Dundas Square, a 13-level entertainment retail center located in downtown Toronto, consisting of 330,000 square feet of net rentable area and a signage business consisting of 25,000 square feet of digital and static signage, on March 4, 2010. As further described in Note 3, on March 29, 2011, the Company sold this entertainment retail center and accordingly, the results of operations of the property have been classified within discontinued operations. The Company's wholly owned subsidiaries that hold the four Canadian entertainment retail centers and third-party debt represent approximately $144.6 million or 10% of the Company's net assets as of December 31, 2011. The Company's wholly owned subsidiaries that hold the Canadian entertainment retail centers (including Toronto Dundas Square) and third-party debt represent approximately $355.2 million or 22% of the Company's net assets as of December 31, 2010.

Cash Equivalents
Cash equivalents include bank demand deposits and shares of highly liquid institutional money market mutual funds for which cost approximates market value.

Restricted Cash
Restricted cash represents cash held for a borrower’s debt service reserve for mortgage notes receivable, deposits required in connection with debt service, payment of real estate taxes and capital improvements, and escrow balances required in connection with the sale of Toronto Dundas Square.

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

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

Share based compensation expense consists of share option expense, amortization of nonvested share grants, and shares and share units issued to non-employee Trustees for payment of their annual retainers. Share based compensation is included in general and administrative expense in the accompanying consolidated statements of income, and totaled $5.6 million, $4.7 million and $4.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

The expense related to share options included in the determination of net income for the years ended December 31, 2011, 2010 and 2009 was $777 thousand, $674 thousand and $679 thousand, respectively. The following assumptions were used in applying the Black-Scholes option pricing model at the grant dates: risk-free interest rate of 2.5% to 3.1%, 2.6% to 3.1% and 2.6% to 2.8% in 2011, 2010 and 2009, respectively, dividend yield of 6.4% in 2011 and 6.5% to 6.6% in both 2010 and 2009, volatility factors in the expected market price of the Company’s common shares of 39.8%, 39.5% to 39.6% and 31.4% to 37.5% in 2011, 2010 and 2009, respectively, no expected forfeitures and an expected life of eight years. The Company uses historical data to estimate the expected life of the option and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Additionally, expected volatility is computed based on the average historical volatility of the Company’s publicly traded shares.

Nonvested Shares Issued to Employees
The Company grants nonvested shares to employees pursuant to both the Annual Incentive Program and the Long-Term Incentive Plan. The Company amortizes the expense related to the nonvested shares awarded to employees under the Long-Term Incentive Plan and the premium awarded under the nonvested share alternative of the Annual Incentive Program on a straight-line basis over the future vesting period (three to five years). Total expense recognized related to all nonvested shares was $4.2 million, $3.6 million and $3.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Shares Issued to Non-Employee Trustees
Prior to 2009, the Company issued shares to non-employee Trustees for payment of their annual retainers. These shares vested immediately but could not be sold for a period of one year from the grant date. This expense was amortized by the Company on a straight-line basis over the year of service by the non-employee Trustees. Total expense recognized related to shares issued to non-employee Trustees was $111 thousand for the year ended December 31, 2009.

Restricted Share Units Issued to Non-Employee Trustees
In 2009, the Company began issuing restricted share units to non-employee Trustees for payment of their annual retainers. The fair value of the share units granted was based on the share price at the date of grant. The share units vest upon the earlier of the day preceding the next annual meeting of shareholders or a change of control. The settlement date for the shares is selected by the non-employee trustee, and ranges from one year from the grant date to upon termination of service. This expense was amortized by the Company on a straight-line basis over the year of service by the non-employee Trustees. Total expense recognized related to shares issued to non-employee Trustees was $493 thousand, $445 thousand and $260 thousand for the years ended December 31, 2011, 2010 and 2009, respectively.

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

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

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

Reclassifications
Certain reclassifications have been made to the prior period amounts to conform to the current period presentation.

3. Rental Properties
The following table summarizes the carrying amounts of rental properties as of December 31, 2011and 2010 (in thousands):

	2011	2010
Buildings and improvements	$1,602,676	$1,707,180
Furniture, fixtures & equipment	54,737	71,866
Land	496,879	537,929
	2,154,292	2,316,975
Accumulated depreciation	(335,116)	(296,784)
Total	$1,819,176	$2,020,191
Depreciation expense on rental properties was $45.0 million, $43.0 million and $39.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

On March 29, 2011, the Company sold its Toronto Dundas Square entertainment retail center and related signage business in downtown Toronto.  The gross sale proceeds were approximately $226 million Canadian (CAD) and the net sales proceeds, after selling costs, were $222.7 million CAD.  The acquirer did not purchase any of the pre-acquisition receivables, payables or accrued liabilities and the purchase and sale agreement called for the establishment of $15.3 million CAD of escrow accounts primarily for the payment of previously accrued property taxes. This amount has been netted against the net proceeds from sale of real estate from discontinued operations in the consolidated statement of cash flows for the year ended December 31, 2011. The net proceeds from this sale, after the aforementioned escrows, were converted to U.S. dollars primarily through a foreign currency forward contract that was entered into on February 3, 2011 and designated as a net investment hedge.  This forward contract allowed the Company to sell $200 million CAD for $201.5 million U.S.  The Company used the proceeds to pay down its revolving line of credit and recorded a net gain of $18.3 million U.S. on the sale of real estate, including the impact of foreign currency and the settlement of the forward contract. The results of operations of the project have been classified within discontinued operations retroactively through the first quarter of 2010 as the project was purchased on March 4, 2010 (see Note 22 for further details). During the third and fourth quarters of 2011, approximately $13.1 million CAD was paid from reserves leaving an outstanding balance of $2.2 million CAD at December 31, 2011. During the fourth quarter of 2011, the Company

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

recorded an additional gain on sale or acquisition of real estate of $1.2 million U.S. related to the settlement of certain reserves. As of December 31, 2011, the Company's consolidated balance sheet includes $2.9 million CAD of assets and $5.6 million CAD of liabilities related to Toronto Dundas Square; however, the Company has no significant continuing involvement with the ownership or operation of the project.

4. Impairment Charges

During the three months ended June 30, 2011, the Company entered into an agreement to sell one of its vineyard and winery properties.  During the three months ended March 31, 2011, the Company recorded an impairment charge of $1.8 million, which is the amount that the carrying value of the assets exceeds the estimated fair market value. While this sale agreement was not ultimately executed, the Company still expects this property will be sold within a year and this asset has been classified as held for sale in the accompanying consolidated balance sheet and the results of operations have been classified within discontinued operations. See Note 22 for further details.

During the three months ended June 30, 2011, the Company engaged outside brokers to list all of its winery and vineyard properties for sale or lease with the primary focus on selling all of these assets within the next two years. Management estimated the fair values of these properties taking into account various factors, including the shortened holding period, current market conditions as well as independent appraisals prepared as of June 30, 2011 for most of the properties utilizing a leased fee or fee simple approach as applicable. It was determined that the carrying value of seven of the Company's vineyard and winery properties exceeded the estimated fair values by $34.3 million, and an impairment charge was recorded in the second quarter for this amount. Subsequent to June 30, 2011, one of these properties was sold. Accordingly, the related results of operations including the impairment charge of $7.1 million for this property have been classified within discontinued operations. See Note 22 for further details.

5. Accounts Receivable, Net
The following table summarizes the carrying amounts of accounts receivable, net as of December 31, 2011 and 2010 (in thousands):

	December 31, 2011	December 31, 2010
Receivable from tenants	$6,874	$11,634
Receivable from non-tenants	1,265	155
Receivable from Canada Revenue Agency	1,099	3,293
Straight-line rent receivable	26,499	27,003
Deferred rent receivable (1)	4,420	4,420
Allowance for doubtful accounts	(5,152)	(6,691)
Total	$35,005	$39,814

(1)
Rent deferral payments of $3.4 million are guaranteed by a private equity firm. During the year ended December 31, 2010, the Company also granted an additional rent deferral of $1.0 million that is not guaranteed by the private equity firm. This amount has been fully reserved at December 31, 2011 and 2010. Rent deferral payments are due on or before December 31, 2018 and bear interest at 8.7%.

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

6. Investment in Mortgage Notes

Investment in mortgage notes, including related accrued interest receivable, at December 31, 2011 and 2010 consists of the following (in thousands):

	2011	2010
(1) Mortgage note, 10.00%, due April 1, 2012	$33,677	$33,677
(2) Mortgage note and related accrued interest receivable, 9.00%, due May 31, 2012	1,303	—
(3) Mortgage notes, 7.00% and 10.00%, due May 1, 2019	178,384	168,994
(4) Mortgage note, 9.82%, due March 10, 2027	8,000	8,000
(5) Mortgage notes, 10.46%, due April 3, 2027	62,500	62,500
(6) Mortgage note, 9.68%, due October 30, 2027	41,233	32,233
Total mortgage notes and related accrued interest receivable	$325,097	$305,404

(1) On April 4, 2007, a wholly-owned subsidiary of the Company entered into a secured first mortgage loan agreement for $25.0 million with Peak Resorts, Inc. (Peak) for the further development of Mount Snow. The loan is secured by approximately 696 acres of development land. On April 2, 2010, the mortgage loan agreement with Peak matured. The Company entered into a modification agreement with Peak and per the terms of this agreement, the maturity date of the loan was extended to April 1, 2012 with a one year extension option subject to approval by the Company, and the principal was increased to $41.0 million. The carrying value of this mortgage note receivable at December 31, 2011 was $33.7 million. Peak is required to fund a debt service reserve for off-season interest and lease payments (those due from April to December). The reserve is to be funded by equal monthly installments during the months of January, February and March. Monthly interest payments are transferred to the Company from this debt service reserve.

(2) On December 15, 2011, a wholly-owned subsidiary of the Company entered into a secured first mortgage loan agreement for $1.5 million with Starshine Charter Holdings, LLC . The loan is secured by approximately three acres of land and improvements which is expected to be developed into a public charter school. This note bears interest at 9.00%, requires monthly interest payments and matures on May 31, 2012. The carrying value of this mortgage note receivable at December 31, 2011 was $1.3 million, including related accrued interest receivable of $6 thousand.

(3) The Company’s mortgage loans are secured by one water-park and adjacent land in Kansas City, Kansas as well as two other water-parks located in New Braunfels and South Padre Island, Texas, owned and operated by the entities controlled by the principals of SVVI, LLC and an affiliate of SVVI, LLC (together SVVI), the borrowers under these agreements. The mortgage note on the property in Kansas City, Kansas and the mortgage note on the Texas properties have cross-default and cross-collateral provisions. Pursuant to the mortgage on the Texas properties, only a seasonal line of credit secured by the Texas parks totaling not more than $7.0 million at any time ranks superior to the Company’s collateral position. The Company advanced $9.4 million and $5.7 million during the years ended December 31, 2011 and 2010, respectively, under these agreements. SVVI is required to fund a debt service reserve for off-season interest payments (those due from September to May). The reserve is to be funded by equal monthly installments during the months of June, July and August. The mortgage loan agreements also contain certain participating interest and note pay-down provisions that may increase the return on the Company’s invested capital from 7% to as high as 10%. During the year ended December 31, 2011, the Company recognized $451 thousand of participating interest income. No participating interest income was recognized during the years ended December 31, 2010 and 2009. During the year ended December 31, 2010, the Company amended its secured mortgage loan agreements with SVVI to provide for additional advances of $15.0 million for additional improvements made or to be made to the Kansas City, Kansas water-park and the New Braunfels, Texas water-park. This increases the total commitment for this mortgage to $178.5 million at December 31, 2011. The carrying value of these mortgage notes receivable at December 31, 2011 was $178.4 million with no accrued interest receivable. SVV I, LLC is a VIE, but it was determined that the Company was not the primary beneficiary of this VIE. The Company’s maximum exposure to loss associated with SVVI, LLC is limited to the Company’s outstanding mortgage note and related accrued interest receivable.

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

(4) On March 10, 2006, a wholly-owned subsidiary of the Company provided a secured mortgage loan of $8.0 million to SNH Development, Inc. The secured property is the Crotched Mountain Ski Resort located in Bennington, New Hampshire. The property serves the Boston and Southern New Hampshire markets and has approximately 308 acres. This loan is guaranteed by Peak, which operates the property. Peak is required to fund a debt service reserve for off-season interest and lease payments (those due from April to December). The reserve is to be funded by equal monthly installments during the months of January, February and March. Monthly interest payments are transferred to the Company from this debt service reserve.  Annually, this interest rate increases based on a formula dependent in part on increases in the CPI.

(5) On April 4, 2007, a wholly-owned subsidiary of the Company entered into two secured first mortgage loan agreements totaling $73.5 million with Peak of which $62.5 million has been advanced as of December 31, 2011. The loans are secured by two ski resorts located in Vermont and New Hampshire. Mount Snow is approximately 2,378 acres and is located in both West Dover and Wilmington, Vermont. Mount Attitash is approximately 1,250 acres and is located in Bartlett, New Hampshire. Peak is required to fund a debt service reserve for off-season interest and lease payments (those due from April to December). The reserve is to be funded by equal monthly installments during the months of January, February and March. Monthly interest payments are transferred to the Company from this debt service reserve. Annually, this interest rate increases based on a formula dependent in part on increases in the CPI.

(6) On October 30, 2007, a wholly-owned subsidiary of the Company entered into a secured first mortgage loan agreement for $31.0 million with Peak, which was subsequently amended to $50.0 million. The Company advanced $9.0 million during the year ended December 31, 2011 under this agreement. The loan is secured by seven ski resorts located in Missouri, Indiana, Ohio and Pennsylvania with a total of approximately 1,431 acres. Peak is required to fund a debt service reserve for off-season interest and lease payments (those due from April to December). The reserve is to be funded by equal monthly installments during the months of January, February and March. Monthly interest payments are transferred to the Company from this debt service reserve. Annually, this interest rate increases based on a formula dependent in part on increases in the CPI.

Principal payments and related accrued interest due on mortgage notes receivable subsequent to December 31, 2011 are as follows (in thousands):

Amount
Year:
2012	$34,980
2013	—
2014	—
2015	—
2016	—
Thereafter	290,117
Total	$325,097
There was no activity within the allowance for loan losses related to mortgage notes receivable for the year ended December 31, 2011. The following summarizes the activity within the allowance for loan losses related to mortgage notes receivable for the year ended December 31, 2010 (in thousands):

2010
Allowance for loan losses at January 1	$35,776
Provision for loan losses	—
Charge-offs (1)	(35,776)
Recoveries	—
Impact of foreign currency translation on ending balance	—
Allowance for loan losses at December 31	$—

(1)
This amount consists of the allowance for loan losses related to the Company’s mortgage note receivable on Toronto Dundas Square that was extinguished as a result of the March 4, 2010 purchase as further described in Note 3.

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

7. Investment in a Direct Financing Lease

The Company’s investment in a direct financing lease relates to the Company’s master lease of 27 public charter school properties. Investment in a direct financing lease, net represents estimated unguaranteed residual values of leased assets and net unpaid rentals, less related deferred income. The following table summarizes the carrying amounts of investment in a direct financing lease, net as of December 31, 2011 and 2010 (in thousands):

	2011	2010
Total minimum lease payments receivable	$683,653	$699,069
Estimated unguaranteed residual value of leased assets	215,987	213,885
Less deferred income (1)	(666,021)	(686,521)
Investment in a direct financing lease, net	$233,619	$226,433

 (1) Deferred income is net of $1.8 million of initial direct costs at December 31, 2011 and 2010.

Additionally, the Company has determined that no allowance for losses was necessary at December 31, 2011 and 2010.

The Company’s direct financing lease has expiration dates ranging from approximately 20 to 23 years. Future minimum rentals receivable on this direct financing lease at December 31, 2011 are as follows (in thousands):

Amount
Year:
2012	$23,340
2013	24,041
2014	24,762
2015	25,505
2016	26,270
Thereafter	559,735
Total	$683,653

During the year ended December 31, 2011, the Company completed development of three public charter school properties that are leased to HighMark. At September 30, 2011, these investments totaling $21.0 million were included in investment in direct financing lease, net, in the consolidated balance sheet. Due to a subsequent lease amendment reducing the lease term from 25 to 20 years, at December 31, 2011, these investments have been reclassed to rental properties, net, in the accompanying consolidated balance sheet.

8. Cappelli Litigation and Sullivan County Planned Casino and Resort Development
On December 31, 2009, the Company commenced litigation in Kansas City, Missouri, against Mr. Cappelli and several of his affiliates seeking payment of amounts due under various loans to them and a declaratory judgment that no further investments are required to be made by the Company under any prior commitment to Mr. Cappelli or any of his affiliates. This litigation included claims by the Company seeking payment of amounts due under a mortgage note receivable (the Concord Mortgage Note) with a carrying value of $131.2 million, net of unearned interest, from Concord Resort, LLC (Concord Resort), an entity controlled by Mr. Cappelli, related to a planned casino and resort development in Sullivan County, New York, and other notes receivable. On April 9, 2010, Mr. Cappelli and certain affiliates commenced separate litigation in Westchester County, New York against the Company seeking declaratory relief, derivative relief and money damages with respect to the Sullivan County casino project and City Center.

On June 18, 2010, the Company entered into a series of agreements with Mr. Cappelli and several of his affiliates regarding the settlement of all pending litigation and a restructuring of the Company's investments with Mr. Cappelli and his affiliates. The significant terms of the agreements are as follows:

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

Concord Resort transferred its interests in the Concord resort property to one of the Company's wholly owned subsidiaries in exchange for its release from obligations under the Concord Mortgage Note, subject to, among other terms: an option granted to Concord Resort to purchase for a two-year period the Company's subsidiary that is holding the Concord resort property for $143.0 million, plus interest accruing on such sum at the rate of 6% per annum, a right of first refusal granted to Concord Resort with respect to purchasing the Company's interest in the Concord resort property applicable for a period of two years running concurrently with the option described above, certain limitations for a period of time on the Company's ability to own or operate any casino, racino, racing or gaming facility on the Concord resort property, which is adjacent to the Concord casino property owned by an affiliate of Mr. Cappelli (the Casino Owner), and certain perpetual limitations on the ability of the Casino Owner (or its successor) to own or operate a resort facility, golf course or other operation or facility on the Concord casino property, other than the currently contemplated casino and hotel project. The Company agreed that, upon the Cappelli affiliate's execution of an agreement for the construction of the Concord casino on the Concord casino property and execution of a Master Credit Agreement (the MCA) on or before June 11, 2012, substantially in the form attached to the settlement documents, the Company would lease or sublease, as applicable, two golf courses that are associated with the Concord resort property to a Cappelli affiliate on a triple-net basis for an initial term of 10 years, plus fivefive-year extensions at fair market value rent mutually acceptable to the parties. The Company also agreed that, upon the Cappelli affiliate's execution of the MCA on or before June 11, 2012, substantially in the form attached to the settlement documents, the Company would enter into a ground lease (for $1.00 per year), with a right for the Cappelli affiliate to eventually purchase, a parcel of approximately 51 acres known as the “Racino Parcel” upon completion of construction of the harness track and relocation of a roadway. The Cappelli affiliate also has the right to ground lease the parcel (with option to purchase) for a five year period (until June 11, 2017) if the MCA is not signed, but in that case, rent would be $200,000 per year, payable in advance. In either case, the purchase option described above would be exercisable for nominal consideration ($1.00), but the lease and the option would lapse if vertical construction on the Cappelli affiliate's proposed casino had not commenced, or was not being diligently and continuously pursued to completion on June 18, 2015. Management determined the fair value of the real estate to be $180.0 million by taking into account an independent appraisal prepared as of the settlement date. The fair value of the option granted to Concord Resort of $27.8 million was recorded as noncontrolling interest and a ground lease assumed by the Company was recorded as a capital lease obligation of $9.2 million, which is equal to the fair value. This lease obligation was subsequently satisfied by the Company on December 7, 2011. See Note 12 for further details.

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

The Company provided a commitment to acquire a $30.0 million participation (pari passu with the other lenders) from Union Labor Life Insurance Company (ULLICO) in a loan to be made by ULLICO and other lenders under a proposed amended and restated master credit agreement to the Concord casino project, which was conditioned upon, among other things, receipt of a $100.0 million equity investment by a major gaming operator prior to December 31, 2010. This commitment expired on December 31, 2010.

One of Mr. Cappelli's affiliates, LC New Roc LP, transferred to the Company its partnership interest in New Roc Associates, L.P. (previously a consolidated joint venture that had a noncontrolling interest with a fair value of $2.5 million at the date of settlement), which owns New Roc, in exchange for the Company's interest in LC White Plains Retail LLC and LC White Plains Recreation, LLC (together the White Plains LLCs, each part of a previously consolidated joint venture), which own City Center, and a promissory note related to City Center, in the original principal amount of $20.0 million payable by Cappelli Group, LLC to the Company

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

(previously eliminated in consolidation). The deconsolidation by the Company of its ownership interest in City Center resulted in a charge of $7.4 million in conjunction with the settlement primarily related to the deficit balance in noncontrolling interest. As a result, the Company now holds a 100% interest in New Roc and has no interest in City Center. As further detailed in Note 22, the results of operations of City Center have been classified in discontinued operations.

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

On June 7, 2011, Concord Associates, L.P., Concord Resort, LLC and Concord Kiamesha LLC (the Cappelli Group) filed a complaint with the Supreme Court of the State of New York, County of Sullivan, against a subsidiary of the Company seeking a declaratory judgment on certain of the subsidiary's obligations under the settlement agreement, an order that the Company subsidiary execute the golf course lease and the “Racino Parcel” lease, and an extension of the restrictive covenant against ownership or operation of a casino on the Concord resort property, which covenant was set to expire on December 31, 2011. On October 20, 2011, the Cappelli Group amended the Sullivan County lawsuit to drop all claims except that seeking an extension of the restrictive covenant, and simultaneously filed a new suit against the Company and certain of its subsidiaries alleging breach of contract and breach of the duty of good faith and fair dealing with respect to a casino development agreement relating to the planned casino and resort development in Sullivan County, New York.  Plaintiffs are seeking specific performance with respect to such agreement and money damages of $800 million.  The Company intends to vigorously defend the claims asserted against the Company and certain of its subsidiaries by the Cappelli group for which it believes it has meritorious defenses.

On April 12, 2011, the Company and Empire Resorts, Inc. (Empire Resorts) entered an Exclusivity Agreement, whereby the parties agreed to explore the possibility of developing a casino, hotel and harness racetrack on the Concord resort property. As part of the Exclusivity Agreement, Empire Resorts acknowledged that any of the agreements or obligations imposed by the Exclusivity Agreement would be subject to the rights granted to Mr. Cappelli and his affiliates in connection with the Settlement Agreement dated June 18, 2010 (the Cappelli Rights). That Exclusivity Agreement was extended twice, through December 21, 2011, as the parties continued to plan and negotiate. On December 21, 2011, the parties entered into an Option to Lease Agreement (the Option) covering approximately 190 acres of the Concord resort property. The Option runs for a period of six months, and included an option payment of $750 thousand by Empire Resorts to the Company. The Option may be extended by Empire Resorts for successive periods of six months through June 30, 2013 upon making additional payments of $750 thousand each. The option payments become nonrefundable if and when the parties finalize a master development agreement. The Option includes a good faith obligation for both parties to work diligently to complete a master development agreement before March 31, 2012. There can be no guarantee that a master development agreement will be finalized or that the $750 thousand payment

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

will be earned by the Company. Accordingly, this item is included in accounts payable and accrued liabilities at December 31, 2011 in the accompanying consolidated balance sheets. As set forth in the Exclusivity Agreement, the Option contains an acknowledgment and recognition of the Cappelli Rights.

9. Unconsolidated Real Estate Joint Ventures

At December 31, 2011, the Company had a 37.5% and 26.5% investment interest in two unconsolidated real estate joint ventures, Atlantic-EPR I and Atlantic-EPR II, respectively. The Company accounts for its investment in these joint ventures under the equity method of accounting.

On May 1, 2010, the Company contributed an additional $14.9 million in equity to Atlantic-EPR I to pay off the Partnership’s long-term debt at its maturity. Pursuant to the partnership agreement, the Company is entitled to earn a priority return of 15% on its additional contribution. The Company recognized income of $2.4 million, $1.9 million and $565 thousand during 2011, 2010 and 2009, respectively, from its investment in the Atlantic-EPR I joint venture. The Company also received distributions from Atlantic-EPR I of $2.4 million, $2.1 million, and $622 thousand during 2011, 2010 and 2009, respectively. Condensed financial information for Atlantic-EPR I is as follows as of and for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
Rental properties, net	$26,024	$26,668	$27,313
Cash	940	1	141
Long-term debt (paid in full May 2010)	—	—	15,001
Partners’ equity	26,678	26,819	12,356
Rental revenue	3,634	4,498	4,432
Net income	473	1,878	2,443

The Company recognized income of $383, $350 and $330 (in thousands) from its investment in the Atlantic-EPR II joint venture during 2011, 2010 and 2009, respectively. The Company also received distributions from Atlantic-EPR II of $420, $389 and $364 (in thousands) during 2011, 2010 and 2009, respectively. Condensed financial information for Atlantic-EPR II is as follows as of and for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
Rental properties, net	$20,576	$21,037	$21,498
Cash	131	131	139
Long-term debt (due September 2013)	12,224	12,599	12,950
Note payable to EPR	117	117	117
Partners’ equity	8,094	8,202	8,317
Rental revenue	2,889	2,889	2,876
Net income	1,401	1,366	1,331

The partnership agreements for Atlantic-EPR I and Atlantic-EPR II allow the Company’s partner, Atlantic of Hamburg, Germany (“Atlantic”), to exchange up to a maximum of 10% of its ownership interest per year in each of the joint ventures for common shares of the Company or, at our discretion, the cash value of those shares as defined in each of the partnership agreements. During 2009, the Company paid Atlantic cash of $109 and $9 (in thousands), respectively, in exchange for additional ownership of 0.7% and 0.2% for Atlantic-EPR I and Atlantic-EPR II, respectively. During 2010, the Company paid Atlantic cash of $679 and $186 (in thousands) in exchange for additional ownership of 3.1% and 1.6% for Atlantic-EPR I and Atlantic-EPR II, respectively. During 2011, the Company paid Atlantic cash of $2.5 million and $258 thousand in exchange for additional ownership of 11.3% and 2.0% for Atlantic-EPR I and Atlantic-EPR II, respectively. These exchanges did not impact total partners’ equity in either Atlantic-EPR I or Atlantic-EPR II.

In addition, as of December 31, 2011 and 2010 the Company had invested $4.2 million and $2.9 million, respectively, in unconsolidated joint ventures for three theatre projects in 2011 and two theatre projects in 2010, located in China.

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

The Company recognized income of $42 thousand and a loss of $157 thousand from its investment in these joint ventures for the years ended December 31, 2011 and 2010, respectively. No income or loss was recognized for the year ended December 31, 2009.

10. Consolidated Real Estate Joint Ventures

The Company owns 96% of the membership interests of VinREIT, LLC (VinREIT) and accordingly, the financial statements of VinREIT have been consolidated into the Company’s financial statements. VinREIT owns eight wineries and five vineyards located in California and Washington. The Company’s partner in VinREIT is Global Wine Partners (U.S.), LLC (GWP). GWP provides certain consulting services to VinREIT in connection with the acquisition, development, administration and marketing of vineyard properties and wineries.

As detailed in the operating agreement, GWP is entitled to receive a 1% origination fee on winery and vineyard investments and 4% of the annual cash flow of VinREIT after a charge for debt service. GWP may receive additional amounts upon certain events and after certain hurdle rates of return are achieved by us. Net income attributable to noncontrolling interest related to VinREIT was $38 thousand, $86 thousand and $231 thousand for the years ended December 31, 2011, 2010 and 2009, respectively, representing GWP’s portion of the annual cash flow. The Company’s consolidated statements of income include net losses related to VinREIT of $39.9 million, $2.2 million and $2.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. The Company received operating distributions from VinREIT of $9.7 million, $332 thousand and $6.2 million during 2011, 2010 and 2009, respectively. In addition, during 2011, the Company contributed $90.9 million to VinREIT for financing activities and received distributions of $19.5 million related to property sales.

As discussed in Note 2, prior to June 18, 2010, New Roc and White Plains were owned 71.4% and 66.67%, respectively. As a result of the settlement with Mr. Cappelli and several of his affiliates on June 18, 2010, New Roc is now 100% owned by the Company and the Company has no ownership interest in City Center. The Company’s consolidated statements of net income include net income related to New Roc of $1.1 million and $0.9 million for the years ended December 31, 2010 and 2009, respectively, and net losses related to White Plains of $3.1 million, and $42.9 million for the years ended December 31, 2010 and 2009 , respectively. The Company did not receive any distributions from New Roc and White Plains during 2010 and 2009.

Prior to December 22, 2011, the Company held a 50% ownership interest in Suffolk. Suffolk completed three phases of development of an entertainment retail center adjacent to one of the Company’s megaplex theatres in Suffolk, Virginia for a total development cost of $19.8 million. On December 22, 2011, the Company acquired all of the shares from the noncontrolling interest. As of December 31, 2011, Suffolk is a wholly-owned subsidiary and is no longer a VIE. The Company’s consolidated statements of income include net income related to Suffolk of $645 thousand, $579 thousand and $475 thousand, for the years ended December 31, 2011, 2010 and 2009, respectively.

11. Notes Receivable

Investment in notes, including related accrued interest receivable, net, at December 31, 2011 and 2010 consists of the following (in thousands):

	2011	2010
(1) Note and related accrued interest receivable, 9.23%, due August 31, 2012	$3,751	$3,751
(2) Note and related accrued interest receivable, 6.00%, due December 31, 2017	1,212	1,332
(3) Notes and related accrued interest receivable, 12.00% to 15.00%, past due	8,074	8,074
(4) Other	174	166
Total notes and related accrued interest receivable	$13,211	$13,323
Less: Loan loss reserves	(8,196)	(8,196)
Total notes and related accrued interest receivable, net	$5,015	$5,127

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

(1) The Company has a note receivable from Mosaica Education, Inc. of $3.8 million at December 31, 2011 and 2010. This note bears interest at 9.23% and interest payments are due monthly. The note is secured by certain pledge agreements and other collateral. The Company also has the right to call the note and 120 days after such notice to the borrower, the note becomes due and payable, including all related accrued interest. Interest income from this loan was $346 thousand for each of the years ended December 31, 2011 and 2010 and $349 thousand for the year ended December 31, 2009.

(2) The Company has a note receivable from Rb Wine Associates, LLC (Rb Wine) to provide a $2.0 million revolving credit facility. This note bears interest at 6% is secured by certain pledge agreements and other collateral including personal guarantees from the principals of Rb Wine. A loan loss reserve of $122 thousand was recorded for the year ended December 31, 2009 based on an analysis of the present value of the expected future cash flows of this note. Interest income from this loan was $76 thousand, $82 thousand and $147 thousand for the years ended December 31, 2011, 2010 and 2009, respectively.

(3) The Company has two notes receivable from a former tenant, Sapphire Wines, LLC, of $8.1 million at December 31, 2011 and 2010. These notes bear interest at 12.0% and 15.0%. The notes are secured by certain pledge agreements and other collateral, including a personal guarantee of the principal of Sapphire Wines LLC and are fully reserved at December 31, 2011 and 2010. No interest income was recognized during the years ended December 31, 2011 and 2010. Interest income of $363 thousand was recognized during the year ended December 31, 2009 which represents payments received by the Company.

(4) The Company has one other note receivable totaling $174 thousand with an interest rate of 6.33% at December 31, 2011.

Principal payments and related accrued interest due on notes receivable subsequent to December 31, 2011 are as follows (in thousands):

Amount
Year:
Past due (100% reserved)	$8,074
2012	3,862
2013	118
2014	126
2015	133
2016	141
Thereafter	757
Total	$13,211
The following summarizes the activity within the allowance for loan losses related to notes receivable for the years ended December 31, 2011 and 2010 (in thousands):

	2011	2010
Allowance for loan losses at January 1	$8,196	$36,197
Provision for loan losses	—	700
Charge-offs	—	(28,701)
Recoveries	—	—
Allowance for loan losses at December 31	$8,196	$8,196

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

12. Long-Term Debt

Long term debt at December 31, 2011 and 2010 consists of the following (in thousands):

	2011	2010
(1) Capital lease obligation, 2.60%, paid in full on December 7, 2011	$—	$9,251
(2) Mortgage notes payable, 6.57%-6.73%, due October 1, 2012	43,045	44,473
(3) Mortgage note payable, 6.63%, due November 1, 2012	24,072	24,866
(4) Mortgage notes payable, 4.26%-9.01%, due February 10, 2013	106,229	112,982
(5) Unsecured revolving variable rate credit facility, LIBOR + 1.60%, due October 13, 2015	223,000	142,000
(6) Mortgage note payable, 6.84%, due March 1, 2014	95,976	103,127
(7) Mortgage note payable, 5.58%, due April 1, 2014	58,338	59,537
(8) Mortgage note payable, 5.50%, due July 1, 2014	4,000	4,000
(9) Mortgage note payable, 5.56%, due June 5, 2015	32,568	33,182
(10) Mortgage notes payable, 5.77%, due November 6, 2015	69,143	71,014
(11) Mortgage notes payable, 5.84%, due March 6, 2016	38,931	39,944
(12) Mortgage notes payable, 6.37%, due June 30, 2016	27,854	28,514
(13) Mortgage notes payable, 6.10%, due October 1, 2016	25,027	25,625
(14) Mortgage notes payable, 6.02%, due October 6, 2016	18,862	19,317
(15) Mortgage note payable, 6.06%, due March 1, 2017	10,518	10,762
(16) Mortgage note payable, 6.07%, due April 6, 2017	10,827	11,076
(17) Mortgage notes payable, 5.73%-5.95%, due May 1, 2017	50,132	51,319
(18) Mortgage note payable, 5.29%, due July 1, 2017	4,008	—
(19) Mortgage notes payable, 5.68% due August 1, 2017	25,677	26,268
(20) Term loans payable, paid in full on February 7, 2011	—	86,272
(21) Mortgage note payable, 6.19%, due February 1, 2018	15,643	16,171
(22) Mortgage note payable, 7.37%, due July 15, 2018	9,810	10,844
(23) Senior unsecured notes payable, 7.75%, due July 15, 2020	250,000	250,000
(24) Bond payable, variable rate, due October 1, 2037	10,635	10,635
Total	$1,154,295	$1,191,179

(1) On June 18, 2010, as part of the settlement with Mr. Cappelli and several of his affiliates, the Company assumed a ground lease on the Concord property and it was recorded as a capital lease obligation of $9.2 million. On December 7, 2011, the Company exercised its option to purchase the underlying property for a negotiated price of $8.9 million. A gain of $390 thousand was recognized related to the settlement of this capital lease obligation and is included in costs associated with loan refinancing or payoff, net in the accompanying consolidated statements of income.

(2) The Company’s mortgage notes payable due October 1, 2012 are secured by two theatre properties, which had a net book value of approximately $34.7 million at December 31, 2011. The notes had initial balances totaling $48.4 million and the monthly payments are based on a 20 year amortization schedule. The notes require monthly principal and interest payments totaling approximately $365 thousand with a final principal payment at maturity totaling approximately $42.0 million.

(3) The Company’s mortgage note payable due November 1, 2012 is secured by one theatre property, which had a net book value of approximately $24.8 million at December 31, 2011. The note had an initial balance of $27.0 million and the monthly payments are based on a 20 year amortization schedule. The note requires monthly principal and interest payments of approximately $203 thousand with a final principal payment at maturity of approximately $23.4 million.

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

(4) The Company’s mortgage notes payable due February 10, 2013 are secured by thirteen theatre properties and one entertainment retail center, which had a net book value of approximately $204.2 million at December 31, 2011. The notes had initial balances totaling $155.5 million of which approximately $98.6 million has monthly payments that are interest only and $56.9 million has monthly payments based on a 10 year amortization schedule. The notes require monthly principal and interest payments totaling approximately $1.1 million with a final principal payment at maturity totaling approximately $99.2 million. The weighted average interest rate on these notes is 5.95%.

(5) On October 13, 2011, the Company amended and restated its unsecured revolving credit facility (the facility). The size of the facility increased from $382.5 million to $400 million. The facility includes a $100 million subline for letters of credit and contains an accordion feature in which the facility can be increased to up to $500 million subject to certain conditions, including lender consent. The facility continues to be supported by a borrowing base of assets, and is secured by a pledge of the equity of each entity that holds a borrowing base asset. The facility is priced based on a grid related to the Company's senior unsecured credit ratings, with pricing at closing of LIBOR plus 1.60%. The facility has a maturity date of October 13, 2015 with a one year extension available at the Company's option. As of December 31, 2011, $223.0 million was outstanding under the facility and our total availability under the revolving credit facility was $177.0 million.

(6) The Company’s mortgage note payable due March 1, 2014 is secured by four entertainment retail centers in Ontario, Canada, which had a net book value of approximately $219.6 million at December 31, 2011. The mortgage note payable is denominated in Canadian dollars (CAD). The note had an initial balance of CAD $128.6 million and the monthly payments are based on a 20 year amortization schedule. The note requires monthly principal and interest payments of approximately CAD $977 thousand with a final principal payment at maturity of approximately CAD $85.6 million. At December 31, 2011 and 2010, the outstanding balance in Canadian dollars was CAD $97.6 million and CAD $102.6 million, respectively.

(7) The Company’s mortgage note payable due April 1, 2014 is secured by one entertainment retail center, which had a net book value of approximately $81.4 million at December 31, 2011. The note had an initial balance of $66.0 million and the monthly payments are based on a 30 year amortization schedule. The note requires monthly principal and interest payments of approximately $378 thousand with a final principal payment at maturity of approximately $55.3 million.

(8) The Company’s mortgage note payable is secured by one entertainment retail center, which had a net book value of approximately $81.4 million at December 31, 2011. The note requires monthly payments of interest only and matures on July 1, 2014.

(9) The Company’s mortgage note payable due June 5, 2015 is secured by one entertainment retail center, which had a net book value of approximately $48.9 million at December 31, 2011. The note had an initial balance of $36.0 million and the monthly payments are based on a 30 year amortization schedule. The note requires monthly principal and interest payments of approximately $206 thousand with a final principal payment at maturity of approximately $30.1 million.

(10) The Company’s mortgage notes payable due November 6, 2015 are secured by six theatre properties, which had a net book value of approximately $79.5 million at December 31, 2011. The notes had initial balances totaling $79.0 million and the monthly payments are based on a 25 year amortization schedule. The notes require monthly principal and interest payments totaling approximately $498 thousand with a final principal payment at maturity totaling approximately $60.7 million.

(11) The Company’s mortgage notes payable due March 6, 2016 are secured by two theatre properties, which had a net book value of approximately $34.1 million at December 31, 2011. The notes had initial balances totaling $44.0 million and the monthly payments are based on a 25 year amortization schedule. The notes require monthly principal and interest payments totaling approximately $279 thousand with a final principal payment at maturity totaling approximately $33.9 million.

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

(12) The Company’s mortgage notes payable due June 30, 2016 are secured by two theatre properties, which had a net book value of approximately $33.3 million at December 31, 2011. The notes had initial balances totaling $31.0 million and the monthly payments are based on a 25 year amortization schedule. The notes require monthly principal and interest payments totaling approximately $207 thousand with a final principal payment at maturity totaling approximately $24.4 million.

(13) The Company’s mortgage notes payable due October 1, 2016 are secured by four theatre properties, which had a net book value of approximately $28.1 million at December 31, 2011. The notes had initial balances totaling $27.8 million and the monthly payments are based on a 25 year amortization schedule. The notes require monthly principal and interest payments totaling approximately $180 thousand with a final principal payment at maturity totaling approximately $21.6 million.

(14) The Company’s mortgage notes payable due October 6, 2016 are secured by three theatre properties, which had a net book value of approximately $20.2 million at December 31, 2011. The notes had initial balances totaling $20.9 million and the monthly payments are based on a 25 year amortization schedule. The notes require monthly principal and interest payments totaling approximately $135 thousand with a final principal payment at maturity totaling approximately $16.2 million.

(15) The Company’s mortgage note payable due March 1, 2017 is secured by one theatre property, which had a net book value of approximately $10.7 million at December 31, 2011. The note had an initial balance of $11.6 million and the monthly payments are based on a 25 year amortization schedule. The note requires monthly principal and interest payments of approximately $75 thousand with a final principal payment at maturity of approximately $9.0 million.

(16) The Company’s mortgage note payable due April 6, 2017 is secured by one theatre property, which had a net book value of approximately $9.6 million at December 31, 2011. The note had an initial balance of $11.9 million and the monthly payments are based on a 30 year amortization schedule. The note requires monthly principal and interest payments of approximately $77 thousand with a final principal payment at maturity of approximately $9.2 million.

(17) The Company’s mortgage notes payable due May 1, 2017 are secured by five theatre properties, which had a net book value of approximately $43.6 million at December 31, 2011. The notes had initial balances totaling $55.0 million and the monthly payments are based on a 25 year amortization schedule. The notes require monthly principal and interest payments totaling approximately$348 thousand with a final principal payment at maturity totaling approximately $42.4 million. The weighted average interest rate on these notes is 5.81%.

(18) On March 3, 2011, the Company assumed a mortgage note payable of $3.8 million in conjunction with the acquisition of a theatre property. The note was recorded at fair value upon acquisition which was estimated to be $4.1 million. The fair value of the note was determined by discounting the future cash flows of the note using an estimated current market rate of 5.29%. The note is due July 1, 2017 and is secured by one theatre property, which had a net book value of approximately $8.7 million at December 31, 2011. The monthly payments are based on a 25 year amortization schedule and the note requires monthly principal and interest payments of approximately $28 thousand with a final principal payment at maturity of approximately $3.2 million.

(19) The Company’s mortgage notes payable due August 1, 2017 are secured by two theatre properties, which had a net book value of approximately $23.9 million at December 31, 2011. The notes had initial balances totaling $28.0 million and the monthly payments are based on a 25 year amortization schedule. The notes require monthly principal and interest payments totaling approximately $178 thousand with a final principal payment at maturity totaling approximately $21.7 million.

(20) On February 7, 2011, the Company prepaid in full the eight term loans outstanding under this facility totaling $86.2 million. In connection with the payment in full of these term loans, the related interest rate swaps were terminated at a cost of $4.6 million. Additionally, deferred financing costs, net of accumulated amortization of $1.8 million were written-off as part of this loan prepayment.

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

(21) The Company’s mortgage note payable due February 1, 2018 is secured by one theatre property which had a net book value of approximately $20.7 million at December 31, 2011. The mortgage loan had an initial balance of $17.5 million and the monthly payments are based on a 20 year amortization schedule. The mortgage loan bears interest at 6.19% and requires monthly principal and interest payments of approximately $127 thousand with a final principal payment at maturity of approximately $11.6 million.

(22) The Company’s mortgage note payable due July 15, 2018 is secured by one theatre property, which had a net book value of approximately $18.8 million at December 31, 2011. The note had an initial balance of $18.9 million and the monthly payments are based on a 20 year amortization schedule. The notes require monthly principal and interest payments of approximately $151 thousand with a final principal payment at maturity of approximately $843 thousand.

(23) On June 30, 2010, the Company issued $250.0 million in senior unsecured notes due on July 15, 2020. The notes bear interest at 7.75%. Interest is payable on July 15 and January 15 of each year beginning on January 15, 2011 until the stated maturity date of July 15, 2020. The notes were issued at 98.29% of their principal amount and are guaranteed by certain of the Company’s subsidiaries. The notes contain various covenants, including: (i) a limitation on incurrence of any debt which would cause the ratio of the Company’s debt to adjusted total assets to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause the ratio of the Company’s secured debt to adjusted total assets to exceed 40%; (iii) a limitation on incurrence of any debt which would cause the Company’s debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of total unencumbered assets not less than 150% of the Company’s outstanding unsecured debt.

(24) The Company’s bond payable due October 1, 2037 is secured by one theatre, which had a net book value of approximately $10.1 million at December 31, 2011, and bears interest at a variable rate which resets on a weekly basis and was 0.11% at December 31, 2011. The bond requires monthly interest payments with a final principal payment at maturity of approximately $10.6 million.

Certain of the Company’s long-term debt agreements contain customary restrictive covenants related to financial and operating performance as well as certain cross-default provisions. The Company was in compliance with all financial covenants at December 31, 2011.

Principal payments due on long-term debt obligations subsequent to December 31, 2011 (without consideration of any extensions) are as follows (in thousands):

Amount
Year:
2012	$90,416
2013	116,378
2014	155,925
2015	324,931
2016	103,377
Thereafter	363,268
Total	$1,154,295

The Company believes that it will be able to repay, extend, refinance or otherwise settle its debt obligations as the debt comes due through cash from operations, borrowings under our revolving credit facility, as well as long-term debt and equity financing alternatives.

The Company capitalizes a portion of interest costs as a component of property under development. The following is a summary of interest expense, net for the years ended December 31, 2011, 2010 and 2009 (in thousands):

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

	2011	2010	2009
Interest on loans and capital lease obligation	$67,265	$72,758	$68,968
Less: interest expense of discontinued operations	(21)	(5,288)	(7,184)
Amortization of deferred financing costs	3,807	4,408	3,663
Credit facility and letter of credit fees	1,159	853	759
Interest cost capitalized	(498)	(383)	(600)
Interest income	(70)	(37)	(75)
Less: interest income of discontinued operations	37	—	—
Interest expense, net	$71,679	$72,311	$65,531

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

Consolidated VIEs
Prior to December 22, 2011, the Company's consolidated VIEs consisted of a 50% interest in Suffolk Retail, LLC, which owns an entertainment retail center in Suffolk, Virginia. As further described in Note 10, on December 22, 2011, the Company acquired all of the shares from the noncontrolling interest and this entity became a wholly-owned subsidiary and is no longer a VIE.

Additionally, prior to June 18, 2010, the Company's consolidated VIEs consisted of a 66.67% interest in the White Plains LLC's, which own City Center in White Plains, New York. As further described in Note 8, in conjunction with the Cappelli settlement, the Company no longer has interest in the White Plains LLCs.

As of December 31, 2011, the Company has invested in one 50% joint venture which is a VIE. This joint venture does not have any significant assets and liabilities at December 31, 2011 and was established to explore certain investment opportunities.

Unconsolidated VIE
At December 31, 2011, the Company’s recorded investment in SVVI, a VIE that is unconsolidated, was $178.4 million. The Company’s maximum exposure to loss associated with SVVI is limited to the Company’s outstanding mortgage note and related accrued interest receivable of $178.4 million because there are no commitments to fund above this amount. For further discussion of this mortgage note, see Note 6.

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
December 31, 2011, 2010 and 2009

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

During the year ended December 31, 2010, the Company terminated three of its interest rate swap agreements in connection with the payoff of the related debt. These interest rate swaps had a combined outstanding notional amount of $118.6 million at termination and $8.7 million was reclassified into earnings as an expense during the year ended December 31, 2010, as the forecasted future transactions were no longer probable. On February 7, 2011, the Company terminated six of its interest rate swap agreements as the related loan agreements were paid in full. These interest rate swaps had a combined notional amount of $87.7 million at termination and $4.6 million was reclassified into earnings as an expense during the year ended December 31, 2011, as the forecasted future transactions were no longer probable. At December 31, 2011, the Company had no interest rate swaps outstanding.

On January 5, 2012 the Company entered into three interest rate swap agreements to fix the interest rate on a $240.0 million term loan that closed on the same day. These agreements have a combined outstanding notional amount of $240.0 million, a termination date of January 5, 2016 and a fixed rate of 2.66%. See Note 25 for further details.

The effective portion of changes in the fair value of interest rate derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (AOCI) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years ending December 31, 2011, 2010 and 2009, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness on cash flow hedges was recognized during the years ending December 31, 2011, 2010 and 2009.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.

Cash Flow Hedges of Foreign Exchange Risk
The Company is exposed to foreign currency exchange risk against its functional currency, the U.S. dollar, on its four Canadian properties. The Company uses cross currency swaps and foreign currency forwards to mitigate its exposure to fluctuations in the CAD to U.S. dollar exchange rate on its Canadian properties. These foreign currency derivatives should hedge a significant portion of the Company's expected CAD denominated cash flow of the Canadian properties through February 2014 as their impact on the Company's cash flow when settled should move in the opposite direction of the exchange rates utilized to translate revenues and expenses of these properties.

At December 31, 2011, the Company’s cross-currency swaps had a fixed original notional value of $76.0 million CAD and $71.5 million U.S. The net effect of these swaps is to lock in an exchange rate of $1.05 CAD per U.S. dollar on approximately $13 million of annual CAD denominated cash flows on the properties through February 2014.

The Company entered into foreign currency forward agreements to further hedge the currency fluctuations related to the cash flows of these properties. These foreign currency forwards settled at the end of each month from April to December 2011 and locked in an exchange rate of $0.99 CAD per U.S. dollar on approximately $500 thousand of monthly CAD denominated cash flows. Additionally, in February 2012, the Company entered into foreign currency forward agreements that settle at the end of each month from February to December 2012 and lock in an exchange rate of $1.00 CAD per U.S. dollar on approximately $500 thousand of monthly CAD denominated cash flows.

The effective portion of changes in the fair value of foreign currency derivatives designated and that qualify as cash flow hedges of foreign exchange risk is recorded in accumulated other comprehensive income and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative, as well as amounts excluded from the assessment of hedge effectiveness,

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

is recognized directly in earnings. No hedge ineffectiveness on foreign currency derivatives has been recognized for the years ended December 31, 2011, 2010 and 2009. As of December 31, 2011, the Company estimates that during the twelve months ending December 31, 2012, $0.3 million will be reclassified from accumulated other comprehensive income to other expense.

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

For foreign currency derivatives designated as net investment hedges, the effective portion of changes in the fair value of the derivatives are reported in accumulated other comprehensive income as part of the cumulative translation adjustment. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness on net investment hedges has been recognized for years ended December 31, 2011, 2010 and 2009. Amounts are reclassified out of accumulated other comprehensive income into earnings when the hedged net investment is either sold or substantially liquidated.

See Note 15 for disclosure relating to the fair value of the Company’s derivative instruments. Below is a summary of the effect of derivative instruments on the consolidated statements of changes in equity and income for the years ended December 31, 2011, 2010 and 2009:

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

Effect of Derivative Instruments on the Consolidated Statements of Changes in Equity and Income for the Years Ended December 31, 2011, 2010 and 2009 (Dollars in thousands)

	Years Ended December 31,
Description	2011	2010	2009
Interest Rate Swaps
Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	$(4,125)	$(17,129)	$(1,852)
Amount of Income (Expense) Reclassified from AOCI into Earnings (Effective Portion) (1)	(4,722)	(13,567)	(7,121)
Amount of Gain (Loss) Recognized in Earnings on Derivative (Ineffective Portion)	—	—	—
Cross Currency Swaps
Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	(12)	(1,761)	(6,522)
Amount of Income (Expense) Reclassified from AOCI into Earnings (Effective Portion) (2)	(784)	(154)	918
Amount of Gain (Loss) Recognized in Earnings on Derivative (Ineffective Portion)	—	—	—
Currency Forward Agreements
Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	(4,047)	(2,757)	(7,024)
Amount of Income (Expense) Reclassified from AOCI into Earnings (Effective Portion) (3)	(4,298)	(62)	—
Amount of Gain (Loss) Recognized in Earnings on Derivative (Ineffective Portion)	—	—	—
Total
Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	$(8,184)	$(21,647)	$(15,398)
Amount of Income (Expense) Reclassified from AOCI into Earnings (Effective Portion)	(9,804)	(13,783)	(6,203)
Amount of Gain (Loss) Recognized in Earnings on Derivative (Ineffective Portion)	—	—	—

(1)
$4.6 million included in “Costs associated with loan refinancing or payoff, net” and $137 thousand included in “Interest expense” in accompanying consolidated statements of income for the year ended December 31, 2011. $8.7 million included in "Costs associated with loan refinancing or payoff, net" and $4.9 million included in "Interest expense" in the accompanying consolidated statements of income for the year ended December 31, 2010. For the year ended December 31, 2009, $7.1 million included in “Interest expense” in accompanying consolidated statements of income.

(2)	Included in “Other expense” in the accompanying consolidated statements of income.

(3)
$4.3 million included in "Gain on sale or acquisition of real estate" and $37 thousand included in "Other expense" in the accompanying consolidated statements of income for the year ended December 31, 2011. For the year ended December 31, 2010, $62 thousand included in "Other expense".

Credit-risk-related Contingent Features
The Company has agreements with each of its interest rate derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its interest rate derivative obligations.

As of December 31, 2011, the fair value of the Company’s derivatives in a liability position related to these agreements was $2.0 million. If the Company breached any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the agreements at their termination value of $1.9 million.

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives also utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of December 31, 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives and therefore, has classified its derivatives as Level 2 within the fair value reporting hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2011, aggregated by the level in the fair value hierarchy within which those measurements are classified and by derivative type.
Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2011 (Dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2011
Cross Currency Swaps*	$—	$(642)	$—	$(642)
Currency Forward Agreements*	$—	$(1,395)	$—	$(1,395)
*Included in "Accounts payable and accrued liabilities" in the accompanying consolidated balance sheet.

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

Non-recurring fair value measurements
The table below presents the Company’s assets measured at fair value on a non-recurring basis during the year ended December 31, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall.
Assets Measured at Fair Value on a Non-Recurring Basis during the year ended December 31, 2011 (Dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2011
Rental properties, net	$—	$—	$134,186	$134,186
Long-term debt	$—	$4,109	$—	$4,109
As further discussed in Note 4, during the year ended December 31, 2011, the Company recorded impairment charges of $36.1 million relating to adjustments to the carrying value of several of the Company's winery and vineyard properties. The adjustment is the amount that the carrying value of the assets exceeds the estimated fair market value.  Management estimated the fair values of these properties taking into account various factors, including the shortened holding period, current market conditions as well as independent appraisals prepared as of June 30, 2011 for most of the properties utilizing a leased fee or fee simple approach as applicable. Based on this input, the Company determined that its valuation of this investment was classified within Level 3 of the fair value hierarchy.

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

Fair Value of Financial Instruments
Management compares the carrying value and the estimated fair value of the Company’s financial instruments. The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instruments at December 31, 2011:

Mortgage notes receivable and related accrued interest receivable:
The fair value of the Company’s mortgage notes and related accrued interest receivable is estimated by discounting the future cash flows of each instrument using current market rates. At December 31, 2011, the Company had a carrying value of $325.1 million in fixed rate mortgage notes receivable outstanding, including related accrued interest, with a weighted average interest rate of approximately 8.48%. The fixed rate mortgage notes bear interest at rates of 7.00% to 10.46%. Discounting the future cash flows for fixed rate mortgage notes receivable using an estimated weighted average market rate of 10.04%, management estimates the fair value of the fixed rate mortgage notes receivable to be approximately $298.9 million at December 31, 2011.

Investment in a direct financing lease, net:
The fair value of the Company’s investment in a direct financing lease as of December 31, 2011 is estimated by discounting the future cash flows of the instrument using current market rates. At December 31, 2011, the Company had an investment in a direct financing lease with a carrying value of 233.6 million and a weighted average effective interest rate of 12.02%. The investment in direct financing lease bears interest at effective interest rates of 11.93% to 12.38%. The carrying value of the investment in a direct financing lease approximates the fair market value at December 31, 2011.

Cash and cash equivalents, restricted cash:
Due to the highly liquid nature of our short term investments, the carrying values of our cash and cash equivalents and restricted cash approximate the fair market values at December 31, 2011.

Accounts receivable, net:
The carrying values of accounts receivable approximate the fair market value at December 31, 2011.

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

Notes and related accrued interest receivable, net:
The fair value of the Company’s notes and related accrued interest receivable as of December 31, 2011 is estimated by discounting the future cash flows of each instrument using current market rates. At December 31, 2011, the Company had a carrying value of $5.0 million in fixed rate notes receivable outstanding, including related accrued interest and net of loan loss reserve, with a weighted average interest rate of approximately 8.43%. The fixed rate notes bear interest at rates of 6.00% to 15.00%. Discounting the future cash flows for fixed rate notes receivable using an estimated market rate of 9.40%, management estimates the fair value of the fixed rate notes receivable to be approximately $4.8 million at December 31, 2011.

Derivative instruments:
Derivative instruments are carried at their fair market value.

Debt instruments:
The fair value of the Company's debt as of December 31, 2011 is estimated by discounting the future cash flows of each instrument using current market rates. At December 31, 2011, the Company had a carrying value of $233.6 million in variable rate debt outstanding with an average weighted interest rate of approximately 1.94%. The carrying value of the variable rate debt outstanding approximates the fair market value at December 31, 2011.

At December 31, 2011, the Company had a carrying value of $920.7 million in fixed rate long-term debt outstanding with an average weighted interest rate of approximately 6.55%. Discounting the future cash flows for fixed rate debt using an estimated market rate of 5.53%, management estimates the fair value of the fixed rate debt to be approximately $950.0 million at December 31, 2011.

Accounts payable and accrued liabilities:
The carrying value of accounts payable and accrued liabilities approximates fair value at December 31, 2011 due to the short term maturities of these amounts.

Common and preferred dividends payable:
The carrying values of common and preferred dividends payable approximate fair value at December 31, 2011 due to the short term maturities of these amounts.

16. Common and Preferred Shares

Common Shares
The Board of Trustees declared cash dividends totaling $2.80 and $2.60 per common share for the years ended December 31, 2011 and 2010, respectively.

Of the total dividends calculated for tax purposes, the amounts characterized as ordinary income, return of capital and long-term capital gain for 2011 and 2010 are as follows:
Cash dividends paid per common share for the year ended December 31, 2011:

Record date	Cash payment date	Cash distribution per share	Taxable ordinary income	Return of capital	Long-term capital gain	Unrecaptured Sec. 1250 gain
12/31/2010	1/14/2011	$0.65	$0.4711	$0.1789	$—	$—
3/31/2011	4/15/2011	0.70	0.5074	0.1926	—	—
6/30/2011	7/15/2011	0.70	0.5074	0.1926	—	—
9/30/2011	10/17/2011	0.70	0.5074	0.1926	—	—
Total for 2011 (1)		$2.75	$1.9932	$0.7568	$—	$—
		100.0%	72.5%	27.5%	—	—

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

Cash dividends paid per common share for the year ended December 31, 2010:

Record date	Cash payment date	Cash distribution per share	Taxable ordinary income	Return of capital	Long-term capital gain	Unrecaptured Sec. 1250 gain
12/31/2009	1/15/2010	$0.65	$0.2488	$0.4012	$—	$—
3/31/2010	4/15/2010	0.65	0.2488	0.4012	—	—
6/30/2010	7/15/2010	0.65	0.2488	0.4012	—	—
9/30/2010	10/15/2010	0.65	0.2488	0.4012	—	—
Total for 2010 (1)		$2.60	$0.9952	$1.6048	$—	$—
		100.0%	38.3%	61.7%	—	—
(1) Differences between totals and details relate to rounding.
Series B Preferred Shares
On January 19, 2005, the Company issued 3.2 million 7.75% Series B cumulative redeemable preferred shares ("Series B preferred shares") in a registered public offering. On August 31, 2011, the Company completed the redemption of all 3.2 million outstanding 7.75% Series B preferred shares. The shares were redeemed at a redemption price of $25.32 per share. This price is the sum of the $25.00 per share liquidation preference and a quarterly dividend per share of $0.484375 prorated through the redemption date. In conjunction with the redemption, the Company recognized a charge representing the original issuance costs that were paid in 2005 and other redemption related expenses. The Series B preferred share redemption costs, which reduced net income available to common shareholders for the year ended December 31 2011, were $2.8 million.
Of the total dividends calculated for tax purposes, the amounts characterized as ordinary income, return of capital and long-term capital gain for 2011 and 2010 are as follows:
Cash dividends paid per Series B preferred share for the year ended December 31, 2011:

Record date	Cash payment date	Cash distribution per share	Taxable ordinary income	Return of capital	Long-term capital gain
12/31/2010	1/14/2011	$0.4844	$0.4844	$—	$—
3/31/2011	4/15/2011	0.4844	0.4844	—	—
6/30/2011	7/15/2011	0.4844	0.4844	—	—
8/31/2011	8/31/2011	0.3229	0.3229
Total for 2011 (1)		$1.7760	$1.7760	$—	$—
		100.0%	100.0%	—	—
Cash dividends paid per Series B preferred share for the year ended December 31, 2010:

Record date	Cash payment date	Cash distribution per share	Taxable ordinary income	Return of capital	Long-term capital gain
12/31/2009	1/15/2010	$0.4844	$0.4844	$—	$—
3/31/2010	4/15/2010	0.4844	0.4844	—	—
6/30/2010	7/15/2010	0.4844	0.4844	—	—
9/30/2010	10/15/2010	0.4844	0.4844	—	—
Total for 2010 (1)		$1.9375	$1.9375	$—	$—
		100.0%	100.0%	—	—
(1) Differences between totals and details relate to rounding.

Series C Convertible Preferred Shares
On December 22, 2006, the Company issued 5.4 million 5.75% Series C cumulative convertible preferred shares (“Series C preferred shares”) in a registered public offering for net proceeds of approximately $130.8 million, after expenses. The Company will pay cumulative dividends on the Series C preferred shares from the date of original

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

issuance in the amount of $1.4375 per share each year, which is equivalent to 5.75% of the $25 liquidation preference per share. Dividends on the Series C preferred shares are payable quarterly in arrears. The Company does not have the right to redeem the Series C preferred shares except in limited circumstances to preserve the Company’s REIT status. The Series C preferred shares have no stated maturity and will not be subject to any sinking fund or mandatory redemption. As of December 31, 2011, the Series C preferred shares are convertible, at the holder’s option, into the Company’s common shares at a conversion rate of 0.3574 common shares per Series C preferred share, which is equivalent to a conversion price of $69.95 per common share. This conversion ratio may increase over time upon certain specified triggering events including if the Company’s common dividend per share exceeds a quarterly threshold of $0.6875.

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

The Board of Trustees declared cash dividends totaling $1.4375 per Series C preferred share for each of the years ended December 31, 2011 and 2010, respectively.

Of the total dividends calculated for tax purposes, the amounts characterized as ordinary income, return of capital and long-term capital gain for 2011 and 2010 are as follows:
Cash dividends paid per Series C preferred share for the year ended December 31, 2011:

Record date	Cash payment date	Cash distribution per share	Taxable ordinary income	Return of capital	Long-term capital gain
12/31/2010	1/14/2011	$0.3594	$0.3594	$—	$—
3/31/2011	4/15/2011	0.3594	0.3594	—	—
6/30/2011	7/15/2011	0.3594	0.3594	—	—
9/30/2011	10/17/2011	0.3594	0.3594	—	—
Total for 2011 (1)		$1.4375	$1.4375	$—	$—
		100.0%	100.0%	—	—

Cash dividends paid per Series C preferred share for the year ended December 31, 2010:

Record date	Cash payment date	Cash distribution per share	Taxable ordinary income	Return of capital	Long-term capital gain
12/31/2009	1/15/2010	$0.3594	$0.3594	$—	$—
3/31/2010	4/15/2010	0.3594	0.3594	—	—
6/30/2010	7/15/2010	0.3594	0.3594	—	—
9/30/2010	10/15/2010	0.3594	0.3594	—	—
Total for 2010 (1)		$1.4375	$1.4375	$—	$—
		100.0%	100.0%	—	—
(1) Differences between totals and details relate to rounding.

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

Series D Preferred Shares
On May 25, 2007, the Company issued 4.6 million 7.375% Series D cumulative redeemable preferred shares (“Series D preferred shares”) in a registered public offering for net proceeds of approximately $111.1 million, after expenses. The Company pays cumulative dividends on the Series D preferred shares from the date of original issuance in the amount of $1.844 per share each year, which is equivalent to 7.375% of the $25 liquidation preference per share. Dividends on the Series D preferred shares are payable quarterly in arrears. The Company may not redeem the Series D preferred shares before May 25, 2012, except in limited circumstances to preserve the Company’s REIT status. On or after May 25, 2012, the Company may, at its option, redeem the Series D preferred shares in whole at any time or in part from time to time, by paying $25 per share, plus any accrued and unpaid dividends up to and including the date of redemption. The Series D preferred shares generally have no stated maturity, will not be subject to any sinking fund or mandatory redemption, and are not convertible into any of the Company’s other securities. Owners of the Series D preferred shares generally have no voting rights, except under certain dividend defaults.

The Board of Trustees declared cash dividends totaling $1.8438 per Series D preferred share for each of the years ended December 31, 2011 and 2010.

Of the total dividends calculated for tax purposes, the amounts characterized as ordinary income, return of capital and long-term capital gain for 2011 and 2010 are as follows:

Cash dividends paid per Series D preferred share for the year ended December 31, 2011:

Record date	Cash payment date	Cash distribution per share	Taxable ordinary income	Return of capital	Long-term capital gain
12/31/2010	1/14/2011	$0.4609	$0.4609	$—	$—
3/31/2011	4/15/2011	0.4609	0.4609	—	—
6/30/2011	7/15/2011	0.4609	0.4609	—	—
9/30/2011	10/17/2011	0.4609	0.4609	—	—
Total for 2011 (1)		$1.8438	$1.8438	$—	$—
		100.0%	100.0%	—	—
Cash dividends paid per Series D preferred share for the year ended December 31, 2010:

Record date	Cash payment date	Cash distribution per share	Taxable ordinary income	Return of capital	Long-term capital gain
12/31/2009	1/15/2010	$0.4609	$0.4609	$—	$—
3/31/2010	4/15/2010	0.4609	0.4609	—	—
6/30/2010	7/15/2010	0.4609	0.4609	—	—
9/30/2010	10/15/2010	0.4609	0.4609	—	—
Total for 2010 (1)		$1.8438	$1.8438	$—	$—
		100.0%	100.0%	—	—
(1) Differences between totals and details relate to rounding.

Series E Convertible Preferred Shares
On April 2, 2008, the Company issued 3.5 million 9.00% Series E cumulative convertible preferred shares (“Series E preferred shares”) in a registered public offering for net proceeds of approximately $83.4 million, after expenses. The Company will pay cumulative dividends on the Series E preferred shares from the date of original issuance in the amount of $2.25 per share each year, which is equivalent to 9.00% of the $25 liquidation preference per share. Dividends on the Series E preferred shares are payable quarterly in arrears. The Company does not have the right to redeem the Series E preferred shares except in limited circumstances to preserve the Company’s REIT status. The Series E preferred shares have no stated maturity and will not be subject to any sinking fund or mandatory redemption. As of December 31, 2011, the Series E preferred shares are convertible, at the holder’s option, into the Company’s common shares at a conversion rate of 0.4512 common shares per Series E preferred share, which is equivalent to a conversion price of $55.41 per common share. This conversion ratio may increase over time upon certain specified triggering events

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

including if the Company’s common dividend per share exceeds a quarterly threshold of $0.84.

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

The Board of Trustees declared cash dividends totaling $2.25 per Series E preferred share for the years ended December 31, 2011 and 2010.

Of the total dividends calculated for tax purposes, the amounts characterized as ordinary income, return of capital and long-term capital gain for 2011 and 2010 are as follows:
Cash dividends paid per Series E preferred share for the year ended December 31, 2011:

Record date	Cash payment date	Cash distribution per share	Taxable ordinary income	Return of capital	Long-term capital gain
12/31/2010	1/14/2011	$0.5625	$0.5625	$—	$—
3/31/2011	4/15/2011	0.5625	0.5625	—	—
6/30/2011	7/15/2011	0.5625	0.5625	—	—
9/30/2011	10/17/2011	0.5625	0.5625	—	—
Total for 2011 (1)		$2.2500	$2.2500	$—	$—
		100.0%	100.0%	—	—
Cash dividends paid per Series E preferred share for the year ended December 31, 2009:

Record date	Cash payment date	Cash distribution per share	Taxable ordinary income	Return of capital	Long-term capital gain
12/31/2009	1/15/2010	$0.5625	$0.5625	$—	$—
3/31/2010	4/15/2010	0.5625	0.5625	—	—
6/30/2010	7/15/2010	0.5625	0.5625	—	—
9/30/2010	10/15/2010	0.5625	0.5625	—	—
Total for 2010 (1)		$2.2500	$2.2500	$—	$—
		100.0%	100.0%	—	—
  (1) Differences between totals and details relate to rounding.

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

17. Earnings Per Share

The following table summarizes the Company’s computation of basic and diluted earnings per share (EPS) for the years ended December 31, 2011, 2010 and 2009 (amounts in thousands except per share information):

	Year Ended December 31, 2011
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Income from continuing operations	$102,563
Less: preferred dividend requirements and redemption costs	(30,909)
Noncontrolling interest adjustments	(38)
Income from continuing operations available to common shareholders	$71,616	46,640	$1.54
Income from discontinued operations available to common shareholders	$12,703	46,640	$0.27
Net income available to common shareholders	$84,319	46,640	$1.81
Diluted EPS:
Income from continuing operations available to common shareholders	$71,616	46,640
Effect of dilutive securities:
Share options	—	261
Income from continuing operations available to common shareholders	$71,616	46,901	$1.53
Income from discontinued operations available to common shareholders	$12,703	46,901	$0.27
Net income available to common shareholders	$84,319	46,901	$1.80

	Year Ended December 31, 2010
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Income from continuing operations	$117,233
Less: preferred dividend requirements	(30,206)
Noncontrolling interest adjustments	(86)
Income from continuing operations available to common shareholders	$86,941	45,206	$1.92
Loss from discontinued operations	$(4,178)
Noncontrolling interest adjustments	1,905
Loss from discontinued operations available to common shareholders	$(2,273)	45,206	$(0.05)
Net income available to common shareholders	$84,668	45,206	$1.87
Diluted EPS:
Income from continuing operations available to common shareholders	$86,941	45,206
Effect of dilutive securities:
Share options	—	349
Income from continuing operations available to common shareholders	$86,941	45,555	$1.91
Loss from discontinued operations available to common shareholders	$(2,273)	45,555	$(0.05)
Net income available to common shareholders	$84,668	45,555	$1.86

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

	Year Ended December 31, 2009
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Income from continuing operations	$34,524
Less: preferred dividend requirements	(30,206)
Noncontrolling interest adjustments	(230)
Income from continuing operations available to common shareholders	$4,088	36,122	$0.12
Loss from discontinued operations	$(46,430)
Noncontrolling interest adjustments	20,143
Loss from discontinued operations available to common shareholders	$(26,287)	36,122	$(0.73)
Net loss available to common shareholders	$(22,199)	36,122	$(0.61)
Diluted EPS:
Income from continuing operations available to common shareholders	$4,088	36,122
Effect of dilutive securities:
Share options	—	113
Income from continuing operations available to common shareholders	$4,088	36,235	$0.12
Loss from discontinued operations available to common shareholders	$(26,287)	36,235	$(0.73)
Net loss available to common shareholders	$(22,199)	36,235	$(0.61)

The additional 1.9 million common shares that would result from the conversion of the Company’s 5.75% Series C cumulative convertible preferred shares and the additional 1.6 million common shares that would result from the conversion of the Company’s 9.0% Series E cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted earnings per share for the years ended December 31, 2011, 2010 and 2009 because the effect is anti-dilutive.

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

18. Equity Incentive Plan

All grants of common shares and options to purchase common shares were issued under the 1997 Share Incentive Plan prior to May 9, 2007, and under the 2007 Equity Incentive Plan on and after May 9, 2007. Under the 2007 Equity Incentive Plan, an aggregate of 1,950,000 common shares, options to purchase common shares and restricted share units, subject to adjustment in the event of certain capital events, may be granted. At December 31, 2011, there were 675,941 shares available for grant under the 2007 Equity Incentive Plan.

Share Options
Share options granted under both the 1997 Share Incentive Plan and the 2007 Equity Incentive Plan have exercise prices equal to the fair market value of a common share at the date of grant. The options may be granted for any reasonable term, not to exceed 10 years, and for employees typically become exercisable at a rate of 25% per year over a four-year period, however, this was typically at a rate of 20% per year over a five-year period for options granted prior to 2009. For non-employee Trustees, share options are vested upon issuance, however, the share options may not be exercised for a one year period subsequent to the grant date. The Company generally issues new common shares upon option exercise. A summary of the Company’s share option activity and related information is as follows:

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

	Number of shares	Option price per share			Weighted avg. exercise price
Outstanding at December 31, 2008	911,117	$14.00	—	$65.50	$34.07
Exercised	(100,928)	14.13	—	14.13	14.13
Granted	422,093	18.18	—	19.41	18.36
Forfeited	(23,994)	18.18	—	60.03	32.73
Outstanding at December 31, 2009	1,208,288	$14.00	—	$65.50	$30.27
Exercised	(168,743)	14.00	—	42.46	20.91
Granted	39,438	36.56	—	44.98	38.23
Forfeited	(7,887)	18.18		60.03	34.70
Outstanding at December 31, 2010	1,071,096	$16.05	—	$65.50	$32.00
Exercised	(135,196)	18.18	—	42.46	21.96
Granted	70,266	45.73	—	47.77	46.19
Forfeited	(3,333)	16.05	—	16.05	16.05
Outstanding at December 31, 2011	1,002,833	$18.18	—	$65.50	$34.41
The weighted average fair value of options granted was $9.29, $7.27 and $2.68 during 2011, 2010 and 2009, respectively. The intrinsic value of stock options exercised was $2.9 million, $3.5 million, and $1.9 million during the years ended December 31, 2011, 2010 and 2009, respectively.

At December 31, 2011, stock-option expense to be recognized in future periods was $0.9 million as follows (in thousands):

Amount
Year:
2012	$542
2013	221
2014	151
Total	$914
The following table summarizes outstanding options at December 31, 2011:

Exercise price range	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)
$ 18.18 - 19.99	310,807	7.1
20.00 - 29.99	172,304	1.2
30.00 - 39.99	96,303	4.1
40.00 - 49.99	310,066	5.7
50.00 - 59.99	10,000	6.4
60.00 - 65.50	103,353	5.0
	1,002,833	5.1	$34.41	$11,992
The following table summarizes exercisable options at December 31, 2011:

Exercise price range	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)
$ 18.18 - 19.99	110,679	7.1
20.00 - 29.99	172,304	1.2
30.00 - 39.99	72,189	2.8
40.00 - 49.99	209,978	4.5
50.00 - 59.99	10,000	6.4
60.00 - 65.50	84,686	5.1
	659,836	4.0	$36.51	$6,746

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

Nonvested Shares
A summary of the Company’s nonvested share activity and related information is as follows:

	Number of shares	Weighted avg. grant date fair value	Weighted avg. life remaining
Outstanding at December 31, 2010	372,308	$33.89
Granted	137,020	45.85
Vested	(158,465)	34.90
Outstanding at December 31, 2011	350,863	$38.11	0.77
The holders of nonvested shares have voting rights and receive dividends from the date of grant. These shares vest ratably over a period of three to five years. The fair value of the nonvested shares that vested was $7.3 million, $5.0 million and $2.8 million for the years ended December 31, 2011, 2010 and 2009, respectively. At December 31, 2011, unamortized share-based compensation expense related to nonvested shares was $5.5 million and will be recognized in future periods as follows (in thousands):

Amount
Year:
2012	$2,956
2013	1,714
2014	836
Total	$5,506

Restricted Share Units
A summary of the Company’s restricted share unit activity and related information is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Life Remaining
Outstanding at December 31, 2010	10,506	$44.98
Granted	10,519	47.77
Vested	(10,506)	44.98
Outstanding at December 31, 2011	10,519	$47.77	0.36
The holders of restricted share units have voting rights and receive dividends from the date of grant. The share units vest upon the earlier of the day preceding the next annual meeting of shareholders or a change of control. The settlement date for the shares is selected by the non-employee trustee, and ranges from one year from the grant date to upon termination of service. At December 31, 2011, unamortized share-based compensation expense related to restricted share units was $167 thousand which will be recognized in 2012.

19. Related Party Transactions

In 2000, the Company loaned an aggregate of $3.5 million to Company executives. During July of 2008, a former executive paid to the Company the $1.6 million of principal on his loan. During December 2011, this former executive paid to the Company the remaining $1.7 million accrued interest due on his loan. During 2010, the Company’s Chief Executive Officer and Chief Operating Officer paid off their loan balances and related accrued interest receivable totaling $3.3 million by delivering 86,056 common shares to the Company. Additionally during 2010, one of the Company’s former executives paid off his loan balance and related accrued interest totaling $545 thousand. Interest income from these loans totaled $93 thousand, $153 thousand and $315 thousand for the years ended December 31, 2011, 2010 and 2009, respectively. At December 31, 2011, these loans were paid in full. At December 31, 2010, accrued interest receivable on these loans, included in other assets in the accompanying consolidated balance sheets

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

was $1.7 million.

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

20. Operating Leases

Most of the Company’s rental properties are leased under operating leases with expiration dates ranging from 1 to 36 years. Future minimum rentals on non-cancelable tenant operating leases at December 31, 2011 are as follows (in thousands):

Amount
Year:
2012	$227,966
2013	219,475
2014	203,219
2015	199,682
2016	187,735
Thereafter	1,101,047
Total	$2,139,124
The Company leases its executive office from an unrelated landlord. Rental expense totaled approximately $463 thousand, $408 thousand and $363 thousand for the years ended December 31, 2011, 2010 and 2009, respectively, and is included as a component of general and administrative expense in the accompanying consolidated statements of income. Future minimum lease payments under this lease at December 31, 2011 are as follows (in thousands):

Amount
Year:
2012	$392
2013	408
2014	434
2015	454
2016	358
Thereafter	—
Total	$2,046

21. Quarterly Financial Information (unaudited)

Summarized quarterly financial data for the years ended December 31, 2011 and 2010 are as follows (in thousands, except per share data):

	March 31	June 30	September 30	December 31
2011:
Total revenue	$73,618	$74,438	$75,995	$77,608
Net income	41,733	2	35,563	37,968
Net income (loss) available to common shareholders of Entertainment Properties Trust	34,179	(7,549)	25,749	31,940
Basic net income (loss) per common share	0.73	(0.16)	0.55	0.68
Diluted net income (loss) per common share	0.73	(0.16)	0.55	0.68

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

	March 31	June 30	September 30	December 31
2010:
Total revenue	$70,299	$70,387	$74,478	$74,679
Net income	29,091	14,748	35,043	34,175
Net income available to common shareholders of Entertainment Properties Trust	22,523	8,036	27,457	26,652
Basic net income per common share	0.53	0.18	0.59	0.57
Diluted net income per common share	0.52	0.18	0.58	0.57
All periods have been adjusted to reflect the impact of the operating properties sold or disposed of during 2011 and 2010, which are reflected as discontinued operations on the accompanying consolidated statements of income for the years ended December 31, 2011, 2010 and 2009.

Certain reclassifications have been made to the prior period amounts to conform to the current period presentation.

22. Discontinued Operations

Included in discontinued operations for the years ended December 31, 2011 and 2010 are the operations of Toronto Dundas Square which was purchased out of receivership on March 4, 2010 and subsequently sold on March 29, 2011. Included in discontinued operations for the years ended December 31, 2011, 2010 and 2009 are the operations of the Gary Farrell winery sold on April 28, 2011, the Pope Valley winery which was held for sale as of December 31, 2011 and the EOS Winery which was sold on September 20, 2011. In addition, included in discontinued operations for the years ended December 31, 2010 and 2009 are the operations of a ten acre vineyard and winery facility sold on June 15, 2010, a parcel of land including one building sold on July 14, 2010 and the operations of the City Center entertainment retail center in White Plains, New York (City Center). As a result of the settlement with Mr. Cappelli and his affiliates on June 18, 2010, the Company no longer holds an interest in the previously consolidated joint ventures that owned City Center.

The operating results relating to discontinued operations are as follows (in thousands):

	Years ended December 31,
	2011	2010	2009
Rental revenue	$5,220	$18,743	$11,594
Tenant reimbursements	2,409	9,305	2,874
Other income	277	32	57
Mortgage and other financing income	4	5	—
Total revenue	7,910	28,085	14,525
Property operating expense	3,114	14,977	6,907
Other expense	328	308	425
General and administrative expense	—	2	45
Costs associated with loan refinancing or payoff	225	4,236	—
Interest expense, net	(16)	5,689	7,184
Transaction costs	—	7,270	—
Impairment charges	8,941	—	40,076
Depreciation and amortization	2,160	8,068	6,318
Loss before gain on sale or acquisition of real estate	(6,842)	(12,465)	(46,430)
Gain on sale or acquisition of real estate	19,545	8,287	—
Net income (loss)	$12,703	$(4,178)	$(46,430)

Rental revenue above includes lease termination fees of $1.0 million that were recognized during the year ended December 31, 2011 related to the sale of the Gary Farrel winery. Depreciation and amortization above includes amortization expense related to in-place leases of $0.8 million and $2.7 million for the years ended December 31, 2011

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

and 2010, respectively. Rental revenue above also includes amortization expense related to above market leases of $20 thousand and $200 thousand, respectively, for the years ended December 31, 2011 and 2010, respectively. There was no amortization related to in-place leases or above-market leases included in discontinued operations for the year ended December 31, 2009.

23. Other Commitments and Contingencies

As of December 31, 2011, the Company had one theatre development project and one retail development project under construction for which it has agreed to finance the development costs. At December 31, 2011, the Company has commitments to fund approximately $5.7 million of additional improvements which are expected to be funded in 2012. Development costs are advanced by the Company in periodic draws. If the Company determines that construction is not being completed in accordance with the terms of the development agreements, it can discontinue funding construction draws. The Company has agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

The Company has agreed to finance future development costs for three of its public charter school properties. At December 31, 2011, the Company has commitments to fund approximately $10.8 million of additional improvements for these properties which is expected to be funded in 2012. Development costs are advanced by the Company in periodic draws. If the Company determines that construction is not being completed in accordance with the terms of the development agreement, it can discontinue funding construction draws. The Company has agreed to lease the properties to the operators at pre-determined rate upon completion of construction.

The Company has provided a guarantee of the payment of certain economic development revenue bonds related to four theatres in Louisiana for which the Company earns a fee at an annual rate of 1.75% over the 30 year term of the bond. The Company has recorded $3.2 million as a deferred asset included in other assets and $3.2 million included in other liabilities in the accompanying consolidated balance sheet as of December 31, 2011 related to this guarantee. No amounts have been accrued as a loss contingency related to this guarantee because payment by the Company is not probable.

The Company has certain commitments related to its mortgage note investments that it may be required to fund in the future. The Company is generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of December 31, 2011, the Company had seven mortgage notes receivable with commitments totaling approximately $28.5 million. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

24. Condensed Consolidating Financial Statements

A portion of our subsidiaries have guaranteed the Company’s indebtedness under the unsecured senior notes and the unsecured revolving credit facility. The guarantees are joint and several, full and unconditional. The following summarizes the Company’s condensed consolidating information as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009 (in thousands):
Condensed Consolidating Balance Sheet As of December 31, 2011

	Entertainment Properties Trust (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets
Rental properties, net	$—	$694,331	$1,124,845	$—	$1,819,176
Rental properties held for sale, net	—	—	4,696	—	4,696
Land held for development	—	—	184,457	—	184,457
Property under development	—	18,295	4,466	—	22,761
Mortgage notes and related accrued interest receivable, net	—	323,794	1,303	—	325,097
Investment in a direct financing lease, net	—	233,619	—	—	233,619
Investment in joint ventures	20,821	—	4,232	—	25,053
Cash and cash equivalents	1,932	302	12,391	—	14,625
Restricted cash	—	9,871	9,441	—	19,312
Intangible assets, net	—	—	4,485	—	4,485
Deferred financing costs, net	9,291	6,512	2,724	—	18,527
Accounts receivable, net	79	6,051	28,875	—	35,005
Intercompany notes receivable	100,030	—	3,788	(103,818)	—
Notes receivable and related accrued interest receivable, net	175	—	4,840	—	5,015
Investments in subsidiaries	1,627,298	—	—	(1,627,298)	—
Other assets	14,694	3,453	4,020	—	22,167
Total assets	$1,774,320	$1,296,228	$1,394,563	$(1,731,116)	$2,733,995
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$15,560	$8,794	$11,682	$—	$36,036
Dividends payable	38,711	—	—	—	38,711
Unearned rents and interest	—	5,405	1,445	—	6,850
Intercompany notes payable	—	—	103,818	(103,818)	—
Long-term debt	250,000	223,000	681,295	—	1,154,295
Total liabilities	304,271	237,199	798,240	(103,818)	1,235,892
Entertainment Properties Trust shareholders’ equity	1,470,049	1,059,029	568,269	(1,627,298)	1,470,049
Noncontrolling interests	—	—	28,054	—	28,054
Total equity	1,470,049	1,059,029	596,323	(1,627,298)	1,498,103
Total liabilities and equity	$1,774,320	$1,296,228	$1,394,563	$(1,731,116)	$2,733,995

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

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

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

Condensed Consolidating Statement of Income For the Year Ended December 31, 2011

	Entertainment Properties Trust (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantors Subsidiaries	Consolidated Elimination	Consolidated
Rental revenue	$—	$82,072	$143,959	$—	$226,031
Tenant reimbursements	—	1,545	16,420	—	17,965
Other income	94	8	1,681	—	1,783
Mortgage and other financing income	416	54,689	775	—	55,880
Intercompany fee income	2,726	—	—	(2,726)	—
Interest income on intercompany notes receivable	16,665	—	2,365	(19,030)	—
Total revenue	19,901	138,314	165,200	(21,756)	301,659
Equity in subsidiaries’ earnings	111,301	—	—	(111,301)	—
Property operating expense	—	3,692	19,855	—	23,547
Intercompany fee expense	—	—	2,726	(2,726)	—
Other expense	—	20	3,979	—	3,999
General and administrative expense	—	9,162	11,011	—	20,173
Costs associated with loan refinancing or payoff, net	—	—	5,773	—	5,773
Interest expense, net	20,069	7,862	43,748	—	71,679
Interest expense on intercompany notes payable	—	—	19,030	(19,030)	—
Transaction costs	1,403	—	327	—	1,730
Impairment charges	—	—	27,115	—	27,115
Depreciation and amortization	1,062	14,631	32,234	—	47,927
Income (loss) before equity in income from joint ventures and discontinued operations	108,668	102,947	(598)	(111,301)	99,716
Equity in income from joint ventures	2,805	—	42	—	2,847
Income (loss) from continuing operations	$111,473	$102,947	$(556)	$(111,301)	$102,563
Discontinued operations:
Interest income on intercompany notes receivable	3,755	—	—	(3,755)	—
Interest expense on intercompany notes payable	—	(3,755)	—	3,755	—
Income from discontinued operations	—	1,888	211	—	2,099
Impairment charges	—	—	(8,941)	—	(8,941)
Gain on sale or acquisition of real estate	—	19,529	16	—	19,545
Net income	115,228	120,609	(9,270)	(111,301)	115,266
Add: Net income attributable to noncontrolling interests	—	—	(38)	—	(38)
Net income (loss) attributable to Entertainment Properties Trust	115,228	120,609	(9,308)	(111,301)	115,228
Preferred dividend requirements	(28,140)	—	—	—	(28,140)
Series B preferred share redemption costs	(2,769)	—	—	—	(2,769)
Net income (loss) available to common shareholders of Entertainment Properties Trust	$84,319	$120,609	$(9,308)	$(111,301)	$84,319

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

Condensed Consolidating Statement of Income For the Year Ended December 31, 2010

	Entertainment Properties Trust (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Rental revenue	$—	$73,317	$146,632	$—	$219,949
Tenant reimbursements	—	1,475	15,625	—	17,100
Other income	101	7	428	—	536
Mortgage and other financing income	456	51,102	700	—	52,258
Intercompany fee income	2,595	—	—	(2,595)	—
Interest income on intercompany notes receivable	15,389	—	2,184	(17,573)	—
Total revenue	18,541	125,901	165,569	(20,168)	289,843
Equity in subsidiaries’ earnings	92,944	—	—	(92,944)	—
Property operating expense	12	3,620	21,052	—	24,684
Intercompany fee expense	—	—	2,595	(2,595)	—
Other expense	—	62	1,044	—	1,106
General and administrative expense	—	8,400	9,825	—	18,225
Costs associated with loan refinancing or payoff, net	—	11,288	95	—	11,383
Interest expense, net	10,244	11,587	50,480	—	72,311
Interest expense on intercompany notes payable	—	—	17,573	(17,573)	—
Transaction costs	347	—	170	—	517
Provision for loan losses	—	—	700	—	700
Impairment charges	463	—	—	—	463
Depreciation and amortization	596	12,605	32,158	—	45,359
Income before equity in income from joint ventures and discontinued operations	99,823	78,339	29,877	(92,944)	115,095
Equity in income (loss) from joint ventures	2,295	—	(157)	—	2,138
Income from continuing operations	$102,118	$78,339	$29,720	$(92,944)	$117,233
Discontinued operations:
Interest income on intercompany notes receivable	12,756	—	1,000	(13,756)	—
Interest expense on intercompany notes payable	—	(12,756)	(1,000)	13,756	—
Loss from discontinued operations	—	(701)	(4,494)	—	(5,195)
Transaction costs	—	(7,270)	—	—	(7,270)
Gain (loss) on sale or acquisition of real estate	—	9,023	(736)	—	8,287
Net income	114,874	66,635	24,490	(92,944)	113,055
Add: Net loss attributable to noncontrolling interests	—	—	1,819	—	1,819
Net income attributable to Entertainment Properties Trust	114,874	66,635	26,309	(92,944)	114,874
Preferred dividend requirements	(30,206)	—	—	—	(30,206)
Net income available to common shareholders of Entertainment Properties Trust	$84,668	$66,635	$26,309	$(92,944)	$84,668

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

Condensed Consolidating Statement of Income For the Year Ended December 31, 2009

	Entertainment Properties Trust (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Rental revenue	$—	$51,838	$141,178	$—	$193,016
Tenant reimbursements	—	1,656	13,782	—	15,438
Other income	92	5	2,736	—	2,833
Mortgage and other financing income	1,057	41,959	1,983	—	44,999
Intercompany fee income	2,345	—	—	(2,345)	—
Interest income on intercompany notes receivable	21,026	—	1,811	(22,837)	—
Total revenue	24,520	95,458	161,490	(25,182)	256,286
Equity in subsidiaries’ earnings	1,144	—	—	(1,144)	—
Property operating expense	—	3,598	18,334	—	21,932
Intercompany fee expense	—	—	2,345	(2,345)	—
Other expense	—	—	2,185	—	2,185
General and administrative expense	—	5,494	9,639	—	15,133
Costs associated with loan refinancing or payoff, net	—	117	—	—	117
Interest expense, net	(47)	12,516	53,062	—	65,531
Interest expense on intercompany notes payable	—	7,717	15,120	(22,837)	—
Transaction costs	194	1,045	2,082	—	3,321
Provision for loan losses	18,000	34,757	18,197	—	70,954
Impairment charges	—	—	2,083	—	2,083
Depreciation and amortization	405	10,794	30,202	—	41,401
Income before equity in income from joint ventures and discontinued operations	7,112	19,420	8,241	(1,144)	33,629
Equity in income from joint ventures	895	—	—	—	895
Income from continuing operations	$8,007	$19,420	$8,241	$(1,144)	$34,524
Discontinued operations:
Interest income on intercompany notes receivable	—	—	2,000	(2,000)	—
Interest expense on intercompany notes payable	—	—	(2,000)	2,000	—
Loss from discontinued operations	—	—	(6,354)	—	(6,354)
Impairment charges	—	—	(40,076)	—	(40,076)
Net income (loss)	8,007	19,420	(38,189)	(1,144)	(11,906)
Add: Net loss attributable to noncontrolling interests	—	—	19,913	—	19,913
Net income (loss) attributable to Entertainment Properties Trust	8,007	19,420	(18,276)	(1,144)	8,007
Preferred dividend requirements	(30,206)	—	—	—	(30,206)
Net income (loss) available to common shareholders of Entertainment Properties Trust	$(22,199)	$19,420	$(18,276)	$(1,144)	$(22,199)

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

Condensed Consolidating Statement of Cash Flows For the Year Ended December 31, 2011

	Entertainment Properties Trust (Issuer)	Wholly Owned Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Intercompany fee income (expense)	$2,726	$—	$(2,726)	$—
Interest income (expense) on intercompany receivable/payable	16,665	—	(16,665)	—
Net cash provided (used) by other operating activities	(12,924)	120,103	88,620	195,799
Net cash provided by operating activities	6,467	120,103	69,229	195,799
Investing activities:
Acquisition of rental properties and other assets	(603)	(41,795)	(10,777)	(53,175)
Proceeds from sale of real estate	—	—	1,700	1,700
Investment in unconsolidated joint ventures	(2,773)	—	(1,197)	(3,970)
Investment in mortgage notes receivable	—	(18,391)	(1,297)	(19,688)
Investment in a direct financing lease, net	—	(2,113)	—	(2,113)
Additions to property under development	—	(35,385)	(22,541)	(57,926)
Investment in intercompany notes payable	127,111	(132,067)	4,956	—
Advances to subsidiaries, net	108,495	(174,548)	66,053	—
Net cash provided (used) by investing activities of continuing operations	232,230	(404,299)	36,897	(135,172)
Net cash used by other investing activities of discontinued operations	—	(58)	—	(58)
Net proceeds from sale of real estate from discontinued operations	—	205,936	18,976	224,912
Net cash provided (used) by investing activities	232,230	(198,421)	55,873	89,682
Financing activities:
Proceeds from long-term debt facilities	—	387,000	—	387,000
Principal payments on long-term debt	—	(306,000)	(119,859)	(425,859)
Deferred financing fees paid	(396)	(3,330)	(5)	(3,731)
Net proceeds from issuance of common shares	253	—	—	253
Redemption of preferred shares	(80,030)	—	—	(80,030)
Impact of stock option exercises, net	966	—	—	966
Purchase of common shares for treasury	(3,070)	—	—	(3,070)
Dividends paid to shareholders	(157,844)	—	—	(157,844)
Net cash provided (used) by financing	(240,121)	77,670	(119,864)	(282,315)
Effect of exchange rate changes on cash	—	(166)	(151)	(317)
Net increase (decrease) in cash and cash equivalents	(1,424)	(814)	5,087	2,849
Cash and cash equivalents at beginning of the period	3,356	1,116	7,304	11,776
Cash and cash equivalents at end of the period	$1,932	$302	$12,391	$14,625

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

Condensed Consolidating Statement of Cash Flows For the Year Ended December 31, 2010

	Entertainment Properties Trust (Issuer)	Wholly Owned Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Intercompany fee income (expense)	$2,595	$—	$(2,595)	$—
Interest income (expense) on intercompany receivable/payable	28,145	(12,756)	(15,389)	—
Net cash provided by other operating activities	4,206	99,172	77,013	180,391
Net cash provided by operating activities	34,946	86,416	59,029	180,391
Investing activities:
Acquisition of rental properties and other assets	(4,286)	(124,623)	(2,148)	(131,057)
Investment in unconsolidated joint ventures	(15,662)	—	(1,029)	(16,691)
Cash paid related to Cappelli settlement	3,483	—	(8,069)	(4,586)
Investment in mortgage note receivable	—	(5,696)	—	(5,696)
Investment in a direct financing lease, net	—	(51,833)	—	(51,833)
Additions to property under development	—	(376)	(4,558)	(4,934)
Investment in intercompany notes payable	(42,801)	38,072	4,729	—
Advances to subsidiaries, net	(218,024)	188,298	29,726	—
Net cash provided (used) by investing activities of continuing operations	(277,290)	43,842	18,651	(214,797)
Net cash used in investing activites of discontinued operations	—	(111,718)	(1,259)	(112,977)
Net proceeds from sale of discontinued operations	—	—	7,456	7,456
Net cash provided (used) in investing activites	(277,290)	(67,876)	24,848	(320,318)
Financing activities:
Proceeds from long-term debt facilities	245,725	524,500	—	770,225
Principal payments on long-term debt	—	(535,100)	(81,394)	(616,494)
Deferred financing fees paid	(5,686)	(5,870)	(53)	(11,609)
Net proceeds from issuance of common shares	141,134	—	—	141,134
Impact of stock option exercises, net	(815)	—	—	(815)
Proceeds from payment on shareholder loan	281	—	—	281
Purchase of common shares for treasury	(2,182)	—	—	(2,182)
Distributions paid to noncontrolling interests	—	—	10	10
Dividends paid to shareholders	(146,324)	—	—	(146,324)
Net cash provided (used) by financing activities of continuing operations	232,133	(16,470)	(81,437)	134,226
Net cash used by financing activities of discontinued operations	—	(1,348)	(4,923)	(6,271)
Net cash provided (used) by financing activities	232,133	(17,818)	(86,360)	127,955
Effect of exchange rate changes on cash	—	286	324	610
Net increase (decrease) in cash and cash equivalents	(10,211)	1,008	(2,159)	(11,362)
Cash and cash equivalents at beginning of the period	13,567	108	9,463	23,138
Cash and cash equivalents at end of the period	$3,356	$1,116	$7,304	$11,776

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

Condensed Consolidating Statement of Cash Flows For the Year Ended December 31, 2009

	Entertainment Properties Trust (Issuer)	Wholly Owned Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Intercompany fee income (expense)	$2,345	$—	$(2,345)	$—
Interest income (expense) on intercompany receivable/payable	21,026	(7,717)	(13,309)	—
Net cash provided by other operating activities	1,868	67,403	79,546	148,817
Net cash provided by operating activities	25,239	59,686	63,892	148,817
Investing activities:
Acquisition of rental properties and other assets	(240)	(123,498)	(11,374)	(135,112)
Investment in unconsolidated joint ventures	(64)	—	(1,613)	(1,677)
Investment in mortgage notes receivable	—	(35,945)	—	(35,945)
Proceeds from mortgage note receivable paydown	—	—	3,512	3,512
Investment in promissory notes receivable	—	—	(4,108)	(4,108)
Proceeds from promissory note receivable paydown	—	—	1,000	1,000
Additions to property under development	—	—	(19,672)	(19,672)
Investment in intercompany notes payable	(5,430)	—	5,430	—
Advances to subsidiaries, net	(202,925)	219,931	(17,006)	—
Net cash provided (used) by investing activities	(208,659)	60,488	(43,831)	(192,002)
Financing activities:
Proceeds from long-term debt facilities	—	128,000	4,006	132,006
Principal payments on long-term debt	—	(243,200)	(23,223)	(266,423)
Deferred financing fees paid	(75)	(4,773)	(169)	(5,017)
Net proceeds from issuance of common shares	284,965	—	—	284,965
Impact of stock option exercises, net	(805)	—	—	(805)
Purchase of common shares for treasury	(1,201)	—	—	(1,201)
Distributions paid to noncontrolling interests	—	—	(209)	(209)
Dividends paid to shareholders	(126,907)	—	—	(126,907)
Net cash provided (used) by financing activities of continuing operations	155,977	(119,973)	(19,595)	16,409
Net cash used by financing activities of discontinued operations	—	—	(751)	(751)
Net cash provided (used) by financing activities	155,977	(119,973)	(20,346)	15,658
Effect of exchange rate changes on cash	—	(149)	732	583
Net increase (decrease) in cash and cash equivalents	(27,443)	52	447	(26,944)
Cash and cash equivalents at beginning of the period	41,010	56	9,016	50,082
Cash and cash equivalents at end of the period	$13,567	$108	$9,463	$23,138

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

25. Subsequent Events

On January 5, 2012, the Company entered into a new $240 million five year term loan facility. The loan matures on January 5, 2017. The facility is priced based on a grid related to the Company's senior unsecured credit ratings, with pricing at closing of LIBOR plus 175 basis points. The Company also entered into interest rate swaps that fix the all-in rate on this loan at 2.66% for 4 years. The new facility also contains an “accordion” feature allowing it to be increased by up to an additional $110 million upon satisfaction of certain conditions. The net proceeds from this new term loan facility were primarily utilized to reduce the outstanding balance of the Company's revolving credit facility to zero.

Entertainment Properties Trust
Schedule II - Valuation and Qualifying Accounts
December 31, 2011

Description	Balance at December 31, 2010	Additions During 2011	Deductions During 2011	Balance at December 31, 2011
Reserve for Doubtful Accounts	$6,691,000	$837,000	$(2,376,000)	$5,152,000
Allowance for Loan Losses	8,196,000	—	—	8,196,000
See accompanying report of independent registered public accounting firm.

Entertainment Properties Trust
Schedule II - Valuation and Qualifying Accounts
December 31, 2010

Description	Balance at December 31, 2009	Additions During 2010	Deductions During 2010	Balance at December 31, 2010
Reserve for Doubtful Accounts	$4,910,000	$8,164,000	$(6,383,000)	$6,691,000
Allowance for Loan Losses	71,972,000	700,000	(64,476,000)	8,196,000
See accompanying report of independent registered public accounting firm.

Entertainment Properties Trust
Schedule II - Valuation and Qualifying Accounts
December 31, 2009

Description	Balance at December 31, 2008	Additions During 2009	Deductions During 2009	Balance at December 31, 2009
Reserve for Doubtful Accounts	$2,265,000	$4,559,000	$(1,914,000)	$4,910,000
Allowance for Loan Losses	—	71,972,000	—	71,972,000
See accompanying report of independent registered public accounting firm.

Entertainment Properties Trust Schedule III - Real Estate and Accumulated Depreciation December 31, 2011 (Dollars in thousands)

			Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2011
Description	Location	Encumbrance	Land	Buildings, Equipment & improvements		Land	Buildings, Equipment & improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
AmStar Cinemas 14	Dallas, TX	$—	$3,060	$15,281	$5,931	$3,060	$21,212	$24,272	$(5,157)	11/97	40 years
Oakview 24	Omaha, NE	17,303	5,215	16,700	59	5,214	16,759	21,973	(5,866)	11/97	40 years
First Colony 24	Sugar Land, TX	16,926	—	19,100	67	—	19,167	19,167	(6,709)	11/97	40 years
Huebner Oaks 24	San Antonio, TX	—	3,006	13,662	—	3,006	13,662	16,668	(4,611)	11/97	40 years
Lennox Town Center 24	Columbus, OH	—	—	12,685	—	—	12,685	12,685	(4,281)	11/97	40 years
Mission Valley 20	San Diego, CA	—	—	16,028	—	—	16,028	16,028	(5,410)	11/97	40 years
Ontario Mills 30	Ontario, CA	—	5,521	19,449	—	5,521	19,449	24,970	(6,564)	11/97	40 years
Promenade 16	Los Angeles, CA	—	6,021	22,104	—	6,021	22,104	28,125	(7,460)	11/97	40 years
Studio 30	Houston, TX	—	6,023	20,037	—	6,023	20,037	26,060	(6,763)	11/97	40 years
West Olive 16	Creve Coeur, MO	—	4,985	12,601	—	4,985	12,601	17,586	(4,253)	11/97	40 years
Leawood Town Center 20	Leawood, KS	14,076	3,714	12,086	43	3,714	12,129	15,843	(4,245)	11/97	40 years
Gulf Pointe 30	Houston, TX	23,278	4,304	21,496	76	4,304	21,572	25,876	(7,505)	02/98	40 years
South Barrington 30	South Barrington, IL	24,072	6,577	27,723	98	6,577	27,821	34,398	(9,622)	03/98	40 years
Mesquite 30	Mesquite, TX	19,768	2,912	20,288	72	2,912	20,360	23,272	(6,956)	04/98	40 years
Hampton Town Center 24	Hampton, VA	—	3,822	24,678	88	3,822	24,766	28,588	(8,359)	06/98	40 years
Pompano	Pompano Beach, FL	9,628	6,771	9,899	3,545	6,771	13,444	20,215	(4,395)	08/98	40 years
Raleigh Grande 16	Raleigh, NC	6,215	2,919	5,559	—	2,920	5,559	8,479	(1,853)	08/98	40 years
Paradise 24 and XD	Davie, FL	19,465	2,000	13,000	8,512	2,000	21,512	23,512	(6,902)	11/98	40 years
Aliso Viejo Stadium 20	Aliso Viejo, CA	19,465	8,000	14,000	—	8,000	14,000	22,000	(4,550)	12/98	40 years
Boise Stadium 22	Boise, ID	13,916	—	16,003	—	—	16,003	16,003	(5,201)	12/98	40 years
Mesquite Retail Center	Mesquite, TX	—	3,119	990	—	3,119	990	4,109	(219)	01/99	40 years
Westminster Promenade	Westminster, CO	—	6,204	12,600	9,509	6,205	22,108	28,313	(4,952)	12/01	40 years
Westminster Promenade 24	Westminster, CO	9,809	5,850	17,314	—	5,850	17,314	23,164	(4,365)	06/99	40 years
Woodridge 18	Woodridge, IL	6,073	9,926	8,968	—	9,926	8,968	18,894	(2,802)	06/99	40 years
Cary Crossroads Stadium 20	Cary, NC	6,501	3,352	11,653	155	3,352	11,808	15,160	(3,543)	12/99	40 years
Starlight 20	Tampa, FL	7,698	6,000	12,809	1,152	6,000	13,961	19,961	(4,106)	06/99	40 years
Palm Promenade 24	San Diego, CA	10,221	7,500	17,750	—	7,500	17,750	25,250	(5,288)	02/00	40 years
Gulf Pointe Retail Center	Houston, TX	—	3,653	1,365	686	3,408	2,296	5,704	(1,126)	05/00	40 years
Clearview Palace 12	Metairie, LA	5,132	—	11,740	—	—	11,740	11,740	(2,886)	03/02	40 years
Elmwood Palace 20	Harahan, LA	9,836	5,264	14,820	—	5,264	14,820	20,084	(3,643)	03/02	40 years
Hammond Palace 10	Hammond, LA	3,742	2,404	6,780	(565)	1,839	6,780	8,619	(1,667)	03/02	40 years
Houma Palace 10	Huoma, LA	3,849	2,404	6,780	—	2,404	6,780	9,184	(1,667)	03/02	40 years
Westbank Palace 16	Harvey, LA	6,842	4,378	12,330	—	4,378	12,330	16,708	(3,031)	03/02	40 years
Cherrydale	Greenville, SC	3,528	1,660	7,570	60	1,660	7,630	9,290	(1,809)	06/02	40 years
Forum 30	Sterling Heights, MI	11,974	5,975	17,956	3,400	5,975	21,356	27,331	(6,066)	06/02	40 years
Olathe Studio 30	Olathe, KS	8,553	4,000	15,935	2,360	4,000	18,296	22,296	(3,824)	06/02	40 years
Livonia 20	Livonia, MI	9,793	4,500	17,525	—	4,500	17,525	22,025	(4,126)	08/02	40 years
Hoffman Center 22	Alexandria, VA	9,836	—	22,035	—	—	22,035	22,035	(5,096)	10/02	40 years
Colonel Glenn 18	Little Rock, AR	9,540	3,858	7,990	—	3,858	7,990	11,848	(1,814)	12/02	40 years
AmStar 16-Macon	Macon, GA	5,927	1,982	5,056	—	1,982	5,056	7,038	(1,106)	03/03	40 years
Star Southfield Center	Southfield, MI	—	8,000	20,518	5,688	8,000	26,206	34,206	(6,899)	05/03	40 years
South Wind 12	Lawrence, KS	4,382	1,500	3,526	—	1,500	3,526	5,026	(757)	06/03	40 years
Subtotals carried over to next page		$317,348	$166,379	$586,389	$40,936	$165,570	$628,135	$793,705	$(187,454)

Entertainment Properties Trust Schedule III - Real Estate and Accumulated Depreciation December 31, 2011 (Dollars in thousands)

			Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2011
Description	Location	Encumbrance	Land	Buildings, Equipment & improvements		Land	Buildings, Equipment & improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
Subtotal from previous page	n/a	$317,348	$166,379	$586,389	$40,936	$165,570	$628,135	$793,705	$(187,454)	n/a	n/a
New Roc City	New Rochelle, NY	62,338	6,100	97,696	372	6,100	98,068	104,168	(22,810)	10/03	40 years
Columbiana Grande Stadium 14	Columbia, SC	7,522	1,000	10,534	(2,447)	1,000	8,087	9,087	(1,711)	11/03	40 years
Harbour View Marketplace	Suffolk, VA	—	3,382	9,971	6,401	4,471	15,283	19,754	(1,072)	11/03	40 years
Cobb Grand 18	Hialeah, FL	—	7,985	—	—	7,985	—	7,985	—	12/03	n/a
Deer Valley 30	Phoenix, AZ	14,091	4,276	15,934	—	4,276	15,934	20,210	(3,087)	03/04	40 years
Hamilton 24	Hamilton, NJ	15,754	4,869	18,143	—	4,869	18,142	23,011	(3,515)	03/04	40 years
Kanata Entertainment Centrum	Kanata, ON	31,792	12,389	45,185	31,859	12,389	77,045	89,434	(13,667)	03/04	40 years
Mesa Grand 14	Mesa, AZ	14,376	4,446	16,565	—	4,446	16,564	21,010	(3,209)	03/04	40 years
Mississauga Entertainment Centrum	Mississagua, ON	17,370	11,375	21,702	19,082	14,957	37,202	52,159	(6,236)	03/04	40 years
Oakville Entertainment Centrum	Oakville, ON	25,982	12,389	29,168	4,740	12,389	33,908	46,297	(6,397)	03/04	40 years
Whitby Entertainment Centrum	Whitby, ON	20,832	12,585	27,088	23,636	16,166	47,143	63,309	(9,685)	03/04	40 years
Cantera Retail Shops	Warrenville, IL	—	3,919	900	114	4,033	900	4,933	(435)	07/04	15 years
Grand Prairie 18	Peoria, IL	—	2,948	11,177	—	2,948	11,177	14,125	(2,072)	07/04	40 years
The Grand 16-Layafette	Lafayette, LA	8,341	—	10,318	—	—	10,318	10,318	(1,929)	07/04	40 years
North East Mall 18	Hurst, TX	13,478	5,000	11,729	1,015	5,000	12,744	17,744	(2,266)	11/04	40 years
Avenue 16	Melbourne, FL	—	3,817	8,830	320	3,817	9,150	12,967	(1,601)	12/04	40 years
The Grand 18-D'lberville	D'Iberville, MS	10,518	2,001	8,043	2,432	2,001	10,475	12,476	(1,733)	12/04	40 years
Mayfaire Stadium 16	Wilmington, NC	7,098	1,650	7,047	—	1,650	7,047	8,697	(1,219)	02/05	40 years
Burbank Village	Burbank, CA	32,568	16,584	35,016	3,529	16,584	38,545	55,129	(6,205)	03/05	40 years
East Ridge 18	Chattanooga, TN	11,600	2,799	11,467	—	2,799	11,466	14,265	(1,959)	03/05	40 years
The Grand 14-Conroe	Conroe, TX	—	1,836	8,230	—	1,836	8,231	10,067	(1,336)	06/05	40 years
Washington Square 12	Indianapolis, IN	4,679	1,481	4,565	—	1,481	4,565	6,046	(742)	06/05	40 years
The Grand 18-Hattiesburg	Hattiesurg, MS	9,494	1,978	7,733	2,432	1,978	10,165	12,143	(1,512)	09/05	40 years
Mad River Mountain	Bellfontaine, OH	—	5,108	5,994	1,501	5,251	7,352	12,603	(1,804)	11/05	40 years
Arroyo Grand Staduim 10	Arroyo Grande, CA	4,594	2,641	3,810	—	2,641	3,811	6,452	(579)	12/05	40 years
Auburn Stadium 10	Auburn, CA	5,952	2,178	6,185	—	2,178	6,185	8,363	(941)	12/05	40 years
Manchester Stadium 16	Fresno, CA	10,827	7,600	11,613	—	7,600	11,613	19,213	(1,990)	12/05	40 years
Modesto Stadium 10	Modesto, CA	4,455	2,542	3,910	—	2,542	3,910	6,452	(595)	12/05	40 years
Columbia 14	Columbia, MD	—	—	12,204	—	—	12,204	12,204	(1,754)	03/06	40 years
Firewheel 18	Garland, TX	15,643	8,028	14,825	—	8,028	14,824	22,852	(2,131)	03/06	40 years
White Oak Stadium 14	Garner, NC	—	1,305	6,899	—	1,305	6,898	8,203	(977)	04/06	40 years
The Grand 18 - Winston Salem	Winston Salem, NC	—	—	12,153	1,925	—	14,078	14,078	(1,936)	07/06	40 years
Valley Bend 18	Huntsville, AL	—	3,508	14,802	—	3,508	14,801	18,309	(1,974)	08/06	40 years
Cityplace 14	Kalamazoo, MI	—	5,125	12,216	—	5,125	12,216	17,341	(1,552)	11/06	40 years
Pensacola Bayou 15	Pensacola, FL	—	5,316	15,099	—	5,316	15,099	20,415	(1,887)	12/06	40 years
The Grand 16-Slidell	Slidell, LA	10,635	—	—	11,499	—	11,499	11,499	(1,437)	12/06	40 years
Rack and Riddle	Hopland, CA	—	1,015	5,724	17,870	721	23,888	24,609	(5,135)	04/07	40 years
The Grand 16 - Pier Park	Panama City Beach, FL	—	6,486	11,156	—	6,486	11,156	17,642	(1,278)	05/07	40 years
Austell Promenade	Austell, GA	—	1,596	—	—	1,596	—	1,596	—	07/07	n/a
Savannah	Austell, GA	—	2,783	—	(586)	2,197	—	2,197	—	05/05	n/a
Cosentino Wineries	Pope Valley, Lockeford and Clements, CA	—	5,249	13,431	(5,606)	3,875	9,200	13,075	(2,635)	08/07	40 years
Subtotals carried over to next page		$677,287	$351,668	$1,153,451	$161,024	$357,114	$1,309,028	$1,666,142	$(310,457)

Entertainment Properties Trust Schedule III - Real Estate and Accumulated Depreciation December 31, 2011 (Dollars in thousands)

			Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2011
Description	Location	Encumbrance	Land	Buildings, Equipment & improvements		Land	Buildings, Equipment & improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
Subtotal from previous page	n/a	$677,287	$351,668	$1,153,451	$161,024	$357,114	$1,309,028	$1,666,142	$(310,457)	n/a	n/a
Stadium 14 Cinema	Kalispell, MT	—	2,505	7,323	—	2,505	7,323	9,828	(793)	08/07	40 years
The Grand 18 - Four Seasons Stations	Greensboro, NC	—	—	12,606	—	—	12,606	12,606	(1,287)	11/07	40 years
Crotched Mountain	Bennington, NH	—	404	—	—	404	—	404	—	02/08	n/a
Buena Vista Winery & Vineyards	Sonoma, CA	—	30,405	31,728	(10,131)	25,634	26,367	52,001	(6,661)	06/08	40 years
Columbia Winery	Sunnyside, WA	—	113	6,330	(525)	97	5,820	5,917	(625)	06/08	40 years
Geyser Peak Winery & Vineyards	Geyserville, CA	—	14,353	34,899	(7,879)	11,686	29,686	41,372	(3,903)	06/08	40 years
Glendora 12	Glendora, CA	—	—	10,588	—	—	10,588	10,588	(838)	10/08	40 years
Harbour View Station	Suffolk, VA	—	3,256	9,206	2,753	3,298	11,917	15,215	(2,076)	06/09	40 years
Carneros Vintners Custom Crush	Sonoma, CA	—	2,772	10,023	(149)	2,772	9,874	12,646	(620)	10/09	40 years
Ann Arbor 20	Ypsilanti, MI	—	4,716	227	—	4,716	227	4,943	(11)	12/09	40 years
Buckland Hills 18	Manchester, CT	—	3,628	11,474	—	3,628	11,474	15,102	(574)	12/09	40 years
Buckland Hills 18	Centreville, VA	—	3,628	1,769	—	3,628	1,769	5,397	(88)	12/09	40 years
Davenport 18	Davenport, IA	—	3,599	6,068	—	3,599	6,068	9,667	(303)	12/09	40 years
Fairfax Corner 14	Fairfax, VA	—	2,630	11,791	—	2,630	11,791	14,421	(590)	12/09	40 years
Flint West 14	Flint, MI	—	1,270	1,723	—	1,270	1,723	2,993	(86)	12/09	40 years
Hazlet 12	Hazlet, NJ	—	3,719	4,716	—	3,719	4,716	8,435	(236)	12/09	40 years
Huber Heights 16	Huber Heights, OH	—	970	3,891	—	970	3,892	4,862	(195)	12/09	40 years
North Haven 12	North Haven, CT	—	5,442	1,061	—	5,442	1,061	6,503	(53)	12/09	40 years
Preston Crossing 16	Okolona, KY	—	5,379	3,311	—	5,379	3,311	8,690	(166)	12/09	40 years
Ritz Center 16	Voorhees, NJ	—	1,723	9,614	—	1,723	9,615	11,338	(481)	12/09	40 years
Stonybrook 20	Louisville, KY	—	4,979	6,567	—	4,979	6,567	11,546	(328)	12/09	40 years
The Greene 14	Beaver Creek, OH	—	1,578	6,630	—	1,578	6,630	8,208	(332)	12/09	40 years
West Springfield 15	West Springfield, MA	—	2,540	3,755	—	2,540	3,755	6,295	(188)	12/09	40 years
Western Hills 14	Cincinnati, OH	—	1,361	1,741	—	1,361	1,741	3,102	(87)	12/09	40 years
Hollywood Movies 20	Pasadena, TX	—	2,951	10,684	—	2,951	10,684	13,635	(401)	06/10	40 years
Movies 10	Plano, TX	—	1,052	1,968	—	1,052	1,968	3,020	(74)	06/10	40 years
Movies 14	McKinney, TX	—	1,917	3,319	—	1,917	3,318	5,235	(124)	06/10	40 years
Movies 14-Mishawaka	Mishawaka, IN	—	2,399	5,454	—	2,399	5,454	7,853	(205)	06/10	40 years
Movies 16	Grand Prarie, TX	—	1,873	3,245	—	1,873	3,246	5,119	(122)	06/10	40 years
Redding 14	Redding, CA	—	2,044	4,500	—	2,044	4,500	6,544	(169)	06/10	40 years
Tinseltown	Pueblo, CO	—	2,238	5,162	—	2,238	5,162	7,400	(194)	06/10	40 years
Tinseltown 15	Beaumont, TX	—	1,065	11,669	—	1,065	11,669	12,734	(438)	06/10	40 years
Tinseltown 20	Pflugerville, TX	—	4,356	11,533	—	4,356	11,533	15,889	(432)	06/10	40 years
Tinseltown 290	Houston, TX	—	4,109	9,739	—	4,109	9,739	13,848	(365)	06/10	40 years
Tinseltown USA 20	El Paso, TX	—	4,598	13,207	—	4,598	13,207	17,805	(495)	06/10	40 years
Tinseltown USA and XD	Colorado Springs, CO	—	4,134	11,220	—	4,134	11,220	15,354	(421)	06/10	40 years
Subtotals carried over to next page		$677,287	$485,374	$1,442,192	$145,093	$483,408	$1,589,249	$2,072,657	$(334,418)

Entertainment Properties Trust Schedule III - Real Estate and Accumulated Depreciation December 31, 2011 (Dollars in thousands)

			Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2011
Description	Location	Encumbrance	Land	Buildings, Equipment & improvements		Land	Buildings, Equipment & improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
Subtotal from previous page	n/a	$677,287	$485,374	$1,442,192	$145,093	$483,408	$1,589,249	$2,072,657	$(334,418)	n/a	n/a
Beach Movie Bistro	Virginia Beach, VA	—	—	1,736	—	—	1,736	1,736	(101)	12/10	40 years
Cinemagic & IMAX in Hooksett	Hooksett, NH	—	2,639	11,605	—	2,639	11,604	14,243	(242)	03/11	40 years
Cinemagic & IMAX in Saco	Saco, ME	—	1,508	3,826	—	1,508	3,825	5,333	(80)	03/11	40 years
Cinemagic in Merrimack	Merrimack, NH	4,008	3,160	5,642	—	3,160	5,642	8,802	(118)	03/11	40 years
Cinemagic in Westbrook	Westbrook, ME	—	2,273	7,119	—	2,273	7,119	9,392	(148)	03/11	40 years
Mentorship Academy	Baton Rouge, LA	—	996	5,678	—	996	5,678	6,674	(81)	03/11	40 years
Ben Franklin Academy	Highlands Ranch, CO	—	—	7,235	—	—	7,236	7,236	(45)	04/11	40 years
Bradley Academy of Excellence	Goodyear, AZ	—	765	6,505	—	765	6,505	7,270	(41)	04/11	40 years
American Leadership Academy	Gilbert, AZ	—	2,580	6,700	—	2,580	5,524	8,104	(41)	06/11	40 years
Champions School	Phoenix, AZ	—	1,253	4,229	—	1,253	4,229	5,482	(25)	06/11	40 years
Loveland Classical	Loveland, CO	—	1,494	3,858	—	1,494	3,857	5,351	(23)	06/11	40 years
Pinstripes	Northbrook, IL	—	—	7,025	—	—	7,027	7,027	(72)	07/11	40 years
Development property		—	22,761	—	—	22,761	—	22,761	—	n/a	n/a
Land held for development		—	184,457	—	—	184,457	—	184,457	—	n/a	n/a
Unsecured revolving credit facility		223,000	—	—	—	—	—	—	—	n/a	n/a
Senior unsecured notes payable		250,000	—	—	—	—	—	—	—	n/a	n/a

Total		$1,154,295	$709,260	$1,513,350	$145,093	$707,294	$1,659,231	$2,366,525	$(335,435)

Entertainment Properties Trust Schedule III - Real Estate and Accumulated Depreciation (continued) Reconciliation (Dollars in thousands) December 31, 2011

Real Estate:
Reconciliation:
Balance at beginning of the year	$2,514,115
Acquisition and development of rental properties during the year	115,284
Disposition of rental properties during the year	(226,918)
Impairment of rental properties during the year	(35,956)
Balance at close of year	$2,366,525
Accumulated Depreciation
Reconciliation:
Balance at beginning of the year	$297,068
Depreciation during the year	45,604
Disposition of rental properties during the year	(7,237)
Balance at close of year	$335,435
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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control–Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011. KPMG, LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting.

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
We have audited Entertainment Properties Trust’s (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Entertainment Properties Trust as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 24, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Kansas City, Missouri
February 24, 2012

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 9, 2012 (the “Proxy Statement”), contains under the captions “Election of Trustees”, “Company Governance”, “Executive Officers”, and “Section 16(a) Beneficial Ownership Reporting Compliance” the information required by Item 10 of this Annual Report on Form 10-K, which information is incorporated herein by this reference.
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

PART IV

Item 15. Exhibits and Financial Statement Schedules
(1) Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2011 and 2010
Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Changes in Equity for the years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Comprehensive Income for the years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009
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

ENTERTAINMENT PROPERTIES TRUST

Dated:	February 24, 2012	By	/s/ David M. Brain
David M. Brain, President and Chief Executive Officer (Principal Executive Officer)

Dated:	February 24, 2012	By	/s/ Mark A. Peterson
Mark A. Peterson, Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Robert J. Druten	February 24, 2012
Robert J. Druten, Chairman of the Board

/s/ David M. Brain	February 24, 2012
David M. Brain, President, Chief Executive Officer (Principal Executive Officer) and Trustee

/s/ Mark A. Peterson	February 24, 2012
Mark A. Peterson, Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ Jack A. Newman, Jr.	February 24, 2012
Jack A. Newman, Jr., Trustee

/s/ James A. Olson	February 24, 2012
James A. Olson, Trustee

/s/ Barrett Brady	February 24, 2012
Barrett Brady, Trustee

/s/ Peter Brown	February 24, 2012
Peter Brown, Trustee

Exhibit Index
The Company has incorporated by reference certain exhibits as specified below pursuant to Rule 12b-32 under the Exchange Act.

3.1
Amended and Restated Declaration of Trust of the Company, which is attached as Exhibit 3.2 to the Company's Form 8-K (Commission File No. 001-13561) filed on June 7, 1999, is hereby incorporated by reference as Exhibit 3.1

3.2
Amendment to Amended and Restated Declaration of Trust of the Company, which is attached as Exhibit 3.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on January 11, 2005, is hereby incorporated by reference as Exhibit 3.2

3.3
Amendment to Amended and Restated Declaration of Trust of Entertainment Properties Trust filed December 19, 2006, which is attached as Exhibit 3.1 to the Company's Form 8-K (Commission File No. 001-13561) filed December 21, 2006, is hereby incorporated by reference as Exhibit 3.3

3.4
Amendment to Amended and Restated Declaration of Trust of Entertainment Properties Trust filed May 1, 2007, which is attached as Exhibit 3.1 to the Company's Form 8-K (Commission File No. 001-13561) filed May 4, 2007, is hereby incorporated by reference as Exhibit 3.4

3.5
Amendment to Amended and Restated Declaration of Trust of Entertainment Properties Trust filed December 7, 2009, which is attached as Exhibit 3.1 to the Company's Form 8-K (Commission File No. 001-13561) filed December 7, 2009, is hereby incorporated by reference as Exhibit 3.5

3.6
Articles Supplementary designating the powers, preferences and rights of the 9.50% Series A Cumulative Redeemable Preferred Shares, which is attached as Exhibit 4.4 to the Company's Form 8-A12B (Commission File No. 001-13561) filed on May 24, 2002, is hereby incorporated by reference as Exhibit 3.6

3.7
Articles Supplementary designating the powers, preferences and rights of the 7.75% Series B Cumulative Redeemable Preferred Shares, which is attached as Exhibit 4.6 to the Company's Form 8-A12BA (Commission File No. 001-13561) filed on January 14, 2005, and to the Company's Form 8-K filed on January 14, 2005, is hereby incorporated by reference as Exhibit 3.7

3.8
Articles Supplementary designating the powers, preferences and rights of the 5.75% Series C Cumulative Convertible Preferred Shares, which is attached as Exhibit 3.2 to the Company's Form 8-K (Commission File No. 001-13561) filed December 21, 2006, is hereby incorporated by reference as Exhibit 3.8

3.9
Articles Supplementary designating the powers, preferences and rights of the 7.375% Series D Cumulative Redeemable Preferred Shares, which is attached as Exhibit 3.2 to the Company's Form 8-K (Commission File No. 001-13561) filed May 4, 2007, is hereby incorporated by reference as Exhibit 3.9

3.10
Articles Supplementary designating powers, preferences and rights of the 9.0% Series E Cumulative Convertible Preferred Shares, which is attached as Exhibit 3.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on April 2, 2008, is hereby incorporated by reference as Exhibit 3.10

3.11	Bylaws of the Company, which are attached as Exhibit 3.2 to the Company's Form 8-K (Commission File No. 001-13561) filed on December 11, 2008, are hereby incorporated by reference as Exhibit 3.11

4.1
Form of share certificate for common shares of beneficial interest of the Company, which is attached as Exhibit 4.5 to the Company's Registration Statement on Form S-11, as amended, (Registration No. 333-35281), is hereby incorporated by reference as Exhibit 4.1

4.2
Form of 9.50% Series A Cumulative Redeemable Preferred Share Certificate, which is attached as Exhibit 4.5 to the Company's Form 8-A12B (Commission File No. 001-13561) filed on May 24, 2002, is hereby incorporated by reference as Exhibit 4.2

4.3	Form of 7.75% Series B Cumulative Redeemable Preferred Share Certificate, which is attached as Exhibit 4.7 to the Company's Form 8-A12B (Commission File No. 001-13

4.4
Form of 5.75% Series C Cumulative Convertible Preferred Shares Certificate, which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed December 21, 2006, is hereby incorporated by reference as Exhibit 4.4

4.5
Form of 7.375% Series D Cumulative Redeemable Preferred Shares Certificate, which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed May 4, 2007, is hereby incorporated by reference as Exhibit 4.5

4.6
Form of 9.00% Series E Cumulative Convertible Preferred Shares, which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on April 2, 2008, is hereby incorporated by reference as Exhibit 4.6.

4.7
Agreement Regarding Ownership Limit Waiver between the Company and Cohen & Steers Capital Management, Inc., which is attached as Exhibit 4.7 to the Company's Form 8-K (Commission File No. 001-13561) filed on January 19, 2005, is hereby incorporated by reference as Exhibit 4.7

4.8
Agreement Regarding Ownership Limit Waiver between the Company and ING Clarion Real Estate Securities, which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 14, 2007, is hereby incorporated by reference as Exhibit 4.8

4.9
Agreement Regarding Ownership Limit Waiver between the Company and Blackrock, Inc. and its subsidiaries, which is attached as Exhibit 4.10 to the Company's Form 10-K (Commission File No. 001-13561) filed on March 1, 2010, is hereby incorporated as Exhibit 4.9

4.10
Indenture, dated June 30, 2010, among the Company, certain of its subsidiaries, and UMB Bank, N.A. as trustee, which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on July 1, 2010, is hereby incorporated by reference as Exhibit 4.10

4.11
Supplemental Indenture, dated October 13, 2011, among the Company, certain of its subsidiaries, and UMB Bank, N.A. as trustee, which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on October 13, 2011, is hereby incorporated by reference as Exhibit 4.11

4.12	Form of 7.75% Senior Notes due 2020 (included as Exhibit A to Exhibit 4.10 above)

4.13
Registration Rights Agreement, dated June 30, 2010, among the Company, certain of its subsidiaries, and J.P. Morgan Securities, Inc., for itself and on behalf of several initial purchasers named therein, which is attached as Exhibit 4.3 to the Company's Form 8-K (Commission File No. 001-13561) filed on July 1, 2010, is hereby incorporated by reference as Exhibit 4.13

10.1
Amended and Restated Credit Agreement, dated October 13, 2011, among the Company; certain of its subsidiaries; the lenders defined therein; KeyBank National Association, as administrative agent; JP Morgan Chase Bank, N.A. and RBC Capital Markets, as co-syndication agents; and each of KeyBanc Capital Markets, LLC, J.P. Morgan Securities, Inc. and RBC Capital Markets Corporations, as joint lead arrangers and joint book runners, which is attached as Exhibit 10.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on October 13, 2011, is hereby incorporated by reference as Exhibit 10.1

10.2
Credit Agreement, dated January 5, 2012, among the Company; certain of its subsidiaries; the lenders defined therein; KeyBank National Association, as administrative agent; J.P. Morgan Securities, Inc., RBC Capital Markets, LLC, and Citicorp Global Markets, Inc., as co-syndication agents; and each of KeyBanc Capital Markets, LLC, J.P. Morgan Securities, Inc., RBC Capital Markets, LLC, and Citigroup Global Markets, Inc., as joint lead arrangers and joint book runners, which is attached as Exhibit 10.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on January 5, 2012, is hereby incorporated by reference as Exhibit 10.2

10.3
Mississauga Entertainment Centrum Agreement dated November 14, 2003 among Courtney Square Ltd., EPR North Trust and Entertainment Properties Trust, which is attached as Exhibit 10.1 to the Company's Form 8-K (Commission File No. 001-13561) filed March 15, 2004, is hereby incorporated by reference as Exhibit 10.3

10.4
Oakville Entertainment Centrum Agreement dated November 14, 2003 among Penex Winston Ltd., EPR North Trust and Entertainment Properties Trust, which is attached as Exhibit 10.2 to the Company's Form 8-K (Commission File No. 001-13561) filed March 15, 2004, is hereby incorporated by reference as Exhibit 10.4

10.5
Whitby Entertainment Centrum Agreement dated November 14, 2003 among Penex Whitby Ltd., EPR North Trust and Entertainment Properties Trust, which is attached as Exhibit 10.3 to the Company's Form 8-K (Commission File No. 001-13561) filed March 15, 2004, is hereby incorporated by reference as Exhibit 10.5

10.6
Kanata Entertainment Centrum Agreement dated November 14, 2003 among Penex Kanata Ltd., Penex Main Ltd., EPR North Trust and Entertainment Properties Trust, which is attached as Exhibit 10.4 to the Company's Form 8-K (Commission File No. 001-13561) filed March 15, 2004, is hereby incorporated by reference as Exhibit 10.6

10.7
Amending Agreements among Courtney Square Ltd., EPR North Trust and Entertainment Properties Trust, which are attached as Exhibit 10.5 to the Company's Form 8-K (Commission File No. 001-13561) filed March 15, 2004, are hereby incorporated by reference as Exhibit 10.7

10.8
Amending Agreements among Penex Winston Ltd., EPR North Trust and Entertainment Properties Trust, which are attached as Exhibit 10.6 to the Company's Form 8-K (Commission File No. 001-13561) filed March 15, 2004, are hereby incorporated by reference as Exhibit 10.8

10.9
Amending Agreements among Penex Whitby Ltd., EPR North Trust and Entertainment Properties Trust, which are attached as Exhibit 10.7 to the Company's Form 8-K (Commission File No. 001-13561) filed March 15, 2004, are hereby incorporated by reference as Exhibit 10.9

10.10
Amending Agreements among Penex Kanata Ltd., Penex Main Ltd., EPR North Trust and Entertainment Properties Trust, which are attached as Exhibit 10.8 to the Company's Form 8-K (Commission File No. 001-13561) filed March 15, 2004, are hereby incorporated by reference as Exhibit 10.10

10.11
Form of Indemnification Agreement entered into between the Company and each of its trustees and officers, which is attached as Exhibit 10.8 to Amendment No. 1, filed October 28, 1997, to the Company's Registration Statements on Form S-11 (Registration No. 333-35281), is hereby incorporated by reference as exhibit 10.11

10.12
Form of Indemnification Agreement, which is attached as Exhibit 10.2 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 14, 2007, is hereby incorporated by reference as Exhibit 10.12

10.13*
Deferred Compensation Plan for Non-Employee Trustees, which is attached as Exhibit 10.10 to Amendment No. 2, filed November 5, 1997, to the Company's Registration Statement on Form S-11 (Registration No. 333-35281), is hereby incorporated by reference as Exhibit 10.13

10.14*
Annual Incentive Program, which is attached as Exhibit 10.11 to Amendment No. 2, filed November 5, 1997, to the Company's Registration Statement on Form S-11 (Registration No. 333-35281), is hereby incorporated by reference as Exhibit 10.14

10.15*
First Amended and Restated 1997 Share Incentive Plan included as Appendix D to the Company's definitive proxy statement filed April 8, 2004 (Commission File No. 001-13561), is hereby incorporated by reference as Exhibit 10.15

10.16*
Form of 1997 Share Incentive Plan Restricted Shares Award Agreement, which is attached as Exhibit 10.14 to the Company's Form 10-K (Commission File No. 001-13561) filed February 28, 2007, is hereby incorporated by reference as Exhibit 10.16

10.17*
Form of Option Certificate Issued Pursuant to Entertainment Properties Trust 1997 Share Incentive Plan, which is attached as Exhibit 10.15 to the Company's Form 10-K (Commission File No. 001-13561) filed February 28, 2007, is hereby incorporated by reference as Exhibit 10.17

10.18*
2007 Equity Incentive Plan, as amended, which is attached as Exhibit 10.2 to the Company's Form 8-K filed May 20, 2009 (Commission File No. 001-13561), is hereby incorporated by reference as Exhibit 10.18

10.19*
Form of 2007 Equity Incentive Plan Nonqualified Share Option Agreement for Employee Trustees, which is attached as Exhibit 10.2 to the Company's Registration Statement on Form S-8 (Registration No. 333-142831) filed on May 11, 2007, is hereby incorporated by reference as Exhibit 10.19

10.20*
Form of 2007 Equity Incentive Plan Nonqualified Share Option Agreement for Non-Employee Trustees, which is attached as Exhibit 10.3 to the Company's Registration Statement on Form S-8 (Registration No. 333-142831) filed on May 11, 2007, is hereby incorporated by reference as Exhibit 10.20

10.21*
Form of 2007 Equity Incentive Plan Restricted Shares Agreement for Employees, which is attached as Exhibit 10.4 to the Company's Registration Statement on Form S-8 (Registration No. 333-142831) filed on May 11, 2007, is hereby incorporated by reference as Exhibit 10.21

10.22*
Form of 2007 Equity Incentive Plan Restricted Shares Agreement for Non-Employee Trustees, which is attached as Exhibit 10.3 to the Company's Form 8-K filed May 20, 2009 (Commission File No. 001-13561), is hereby incorporated by reference as Exhibit 10.22

10.23*
Employment Agreement, entered into as of February 28, 2007, by Entertainment Properties Trust and David M. Brain, which is attached as Exhibit 10.16 to the Company's Form 10-K (Commission File No. 001-13561) filed February 28, 2007, is hereby incorporated by reference as Exhibit 10.23

10.24*
Employment Agreement, entered into as of February 28, 2007, by Entertainment Properties Trust and Gregory K. Silvers, which is attached as Exhibit 10.17 to the Company's Form 10-K (Commission File No. 001-13561) filed February 28, 2007, is hereby incorporated by reference as Exhibit 10.24

10.25*
Employment Agreement, entered into as of February 28, 2007, by Entertainment Properties Trust and Mark A. Peterson, which is attached as Exhibit 10.18 to the Company's Form 10-K (Commission File No. 001-13561) filed February 28, 2007, is hereby incorporated by reference as Exhibit 10.25

10.26*
Employment Agreement, entered into as of February 28, 2007, by Entertainment Properties Trust and Michael L. Hirons, which is attached as Exhibit 10.19 to the Company's Form 10-K (Commission File No. 001-13561) filed February 28, 2007, is hereby incorporated by reference as Exhibit 10.26

10.27*
Employment Agreement, entered into as of May 14, 2009, by Entertainment Properties Trust and Morgan G. Earnest II, which is attached as Exhibit 10.1 to the Company's Form 8-K (Commission File No. 001-13561) filed May 20, 2009, is hereby incorporated by reference as Exhibit 10.27

10.28
Loan Agreement, dated February 27, 2003, among Flik, Inc., as Borrower, EPT DownREIT, Inc., as Indemnitor, and Secore Financial Corporation, as Lender, which is attached as Exhibit 10.21 to the Company's Form 8-K filed March 4, 2003 (Commission File No. 001-13561), is hereby incorporated by reference as Exhibit 10.28

10.29*
Entertainment Properties Trust 2007 Equity Incentive Plan, as amended, which is attached as Exhibit 10.1 to the Company's Registration Statement on Form S-8 (Commission File No. 333-142831) filed May 11, 2007, is hereby incorporated by reference as Exhibit 10.29

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

* Management contracts or compensatory plans

PLEASE NOTE: Pursuant to the rules and regulations of the Securities and Exchange Commission, we have filed or incorporated by reference the agreements referenced above as exhibits to this Annual Report on Form 10-K. The agreements have been filed to provide investors with information regarding their respective terms. The agreements are not intended to provide any other factual information about the Company or its business or operations. In particular, the assertions embodied in any representations, warranties and covenants contained in the agreements may be subject to qualifications with respect to knowledge and materiality different from those applicable to investors and may be qualified by information in confidential disclosure schedules not included with the exhibits. These disclosure schedules may contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants set forth in the agreements. Moreover, certain representations, warranties and covenants in the agreements may have been used for the purpose of allocating risk between the parties, rather than establishing matters as facts. In addition, information concerning the subject matter of the representations, warranties and covenants may have changed after the date of the respective agreement, which subsequent information may or may not be fully reflected in the Company's public disclosures. Accordingly, investors should not rely on the representations, warranties and covenants in the agreements as characterizations of the actual state of facts about the Company or its business or operations on the date hereof.