Form 10-Q
period 2012-03-31
ENTERTAINMENT PROPERTIES TRUST
filed 2012-05-02
CIK 1045450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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

At May 1, 2012, there were 46,823,323 common shares outstanding.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

With the exception of historical information, certain statements contained or incorporated by reference herein may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as those pertaining to our acquisition or disposition of properties, our capital resources, future expenditures for development projects, and our results of operations. Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of actual events. There is no assurance the events or circumstances reflected in the forward-looking statements will occur. You can identify forward-looking statements by use of words such as “will be,” “intend,” “continue,” “believe,” “may,” “expect,” “hope,” “anticipate,” “goal,” “forecast,” “expects,” “pipeline,” “anticipates,” “estimates,” “offers,” “plans” “would,” “may” or other similar expressions or other comparable terms or discussions of strategy, plans or intentions in this Form 10-Q. In addition, references to our budgeted amounts and guidance are forward-looking statements. Factors that could materially and adversely affect us include, but are not limited to, the factors listed below:

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

i

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

These forward-looking statements represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. For further discussion of these factors see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (“SEC”) on February 24, 2012.

For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date of this Form 10-Q or the date of any document incorporated by reference herein. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances after the date of this Form 10-Q.

ii

iii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
ENTERTAINMENT PROPERTIES TRUST Consolidated Balance Sheets (Dollars in thousands except share data)

	March 31, 2012	December 31, 2011
	(unaudited)
Assets
Rental properties, net of accumulated depreciation of $347,586 and $335,116 at March 31, 2012 and December 31, 2011, respectively	$1,830,930	$1,819,176
Rental properties held for sale, net	3,895	4,696
Land held for development	184,457	184,457
Property under development	35,419	22,761
Mortgage notes and related accrued interest receivable, net	364,412	325,097
Investment in a direct financing lease, net	234,875	233,619
Investment in joint ventures	10,112	25,053
Cash and cash equivalents	11,474	14,625
Restricted cash	24,938	19,312
Intangible assets, net	4,247	4,485
Deferred financing costs, net	19,303	18,527
Accounts receivable, net	35,602	35,005
Notes and related accrued interest receivable, net	4,989	5,015
Other assets	26,192	22,167
Total assets	$2,790,845	$2,733,995
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$30,603	$36,036
Common dividends payable	35,117	32,709
Preferred dividends payable	6,002	6,002
Unearned rents and interest	16,388	6,850
Long-term debt	1,224,840	1,154,295
Total liabilities	1,312,950	1,235,892
Equity:
Common Shares, $.01 par value; 75,000,000 shares authorized; and 48,262,233 and 48,062,593 shares issued at March 31, 2012 and December 31, 2011, respectively	482	480
Preferred Shares, $.01 par value; 25,000,000 shares authorized:
5,400,000 Series C convertible shares issued at March 31, 2012 and December 31, 2011; liquidation preference of $135,000,000	54	54
4,600,000 Series D shares issued at March 31, 2012 and December 31, 2011; liquidation preference of $115,000,000	46	46
3,450,000 Series E convertible shares issued at March 31, 2012 and December 31, 2011; liquidation preference of $86,250,000	35	35
Additional paid-in-capital	1,722,906	1,719,066
Treasury shares at cost: 1,440,233 and 1,335,879 common shares at March 31, 2012 and December 31, 2011, respectively	(49,454)	(44,834)
Accumulated other comprehensive income	23,761	23,463
Distributions in excess of net income	(248,007)	(228,261)
Entertainment Properties Trust shareholders’ equity	1,449,823	1,470,049
Noncontrolling interests	28,072	28,054
Equity	$1,477,895	$1,498,103
Total liabilities and equity	$2,790,845	$2,733,995
See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST Consolidated Statements of Income (Unaudited) (Dollars in thousands except per share data)

	Three Months Ended March 31,
	2012	2011
Rental revenue	$58,283	$55,382
Tenant reimbursements	4,822	4,661
Other income	25	24
Mortgage and other financing income	14,741	13,551
Total revenue	77,871	73,618
Property operating expense	6,174	6,166
Other expense	542	493
General and administrative expense	6,467	5,468
Costs associated with loan refinancing or payoff	—	6,163
Interest expense, net	18,141	18,824
Transaction costs	158	1,273
Impairment charges	12,042	—
Depreciation and amortization	12,457	11,871
Income before equity in income from joint ventures and discontinued operations	21,890	23,360
Equity in income from joint ventures	47	774
Income from continuing operations	$21,937	$24,134
Discontinued operations:
Income (loss) from discontinued operations	(28)	1,331
Impairment charges	(801)	(1,800)
Costs associated with loan refinancing or payoff	—	(225)
Gain on sale or acquisition of real estate	282	18,293
Net income	21,390	41,733
Add: Net income attributable to noncontrolling interests	(18)	(2)
Net income attributable to Entertainment Properties Trust	21,372	41,731
Preferred dividend requirements	(6,001)	(7,552)
Net income available to common shareholders of Entertainment Properties Trust	$15,371	$34,179
Per share data attributable to Entertainment Properties Trust common shareholders:
Basic earnings per share data:
Income from continuing operations	$0.34	$0.36
Income from discontinued operations	(0.01)	0.37
Net income available to common shareholders	$0.33	$0.73
Diluted earnings per share data:
Income from continuing operations	$0.34	$0.36
Income from discontinued operations	(0.01)	0.37
Net income available to common shareholders	$0.33	$0.73
Shares used for computation (in thousands):
Basic	46,677	46,503
Diluted	46,945	46,805
See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST Consolidated Statements of Comprehensive Income (Unaudited) (Dollars in thousands)

	Three Months Ended March 31,
	2012	2011
Net income	$21,390	$41,733
Other comprehensive income (loss):
Foreign currency translation adjustment	2,786	8,730
Change in unrealized loss on derivatives	(2,488)	(2,982)
Comprehensive income	21,688	47,481
Comprehensive income attributable to the noncontrolling interests	(18)	(2)
Comprehensive income attributable to Entertainment Properties Trust	$21,670	$47,479
See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST Consolidated Statements of Changes in Equity Three Months Ended March 31, 2012 (Unaudited) (Dollars in thousands)

	Entertainment Properties Trust Shareholders’ Equity
	Common Stock		Preferred Stock		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income (loss)	Distributions in excess of net income	Noncontrolling Interests	Total
	Shares	Par	Shares	Par
Balance at December 31, 2011	48,062,593	$480	13,450,000	$135	$1,719,066	$(44,834)	$23,463	$(228,261)	$28,054	$1,498,103
Issuance of nonvested shares, including nonvested shares issued for the payment of bonuses	148,095	1	—	—	1,486	—	—	—	—	1,487
Cancellation of 185 employee nonvested shares	—	—	—	—	5	(5)	—	—	—	—
Amortization of nonvested shares	—	—	—	—	1,083	—	—	—	—	1,083
Share option expense	—	—	—	—	256	—	—	—	—	256
Foreign currency translation adjustment	—	—	—	—	—	—	2,786	—	—	2,786
Change in unrealized gain/loss on derivatives	—	—	—	—	—	—	(2,488)	—	—	(2,488)
Net income	—	—	—	—	—	—	—	21,372	18	21,390
Purchase of 73,411 common shares for treasury	—	—	—	—	—	(3,209)	—	—	—	(3,209)
Issuances of common shares	1,948	—	—	—	85	—	—	—	—	85
Stock option exercises, net	49,597	1	—	—	925	(1,406)	—	—	—	(480)
Dividends to common and preferred shareholders	—	—	—	—	—	—	—	(41,118)	—	(41,118)
Balance at March 31, 2012	48,262,233	$482	13,450,000	$135	$1,722,906	$(49,454)	$23,761	$(248,007)	$28,072	$1,477,895

See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST Consolidated Statements of Cash Flows (Unaudited) (Dollars in thousands)

	Three Months Ended March 31,
	2012	2011
Operating activities:
Net income	$21,390	$41,733
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash impairment charges	12,042	—
Loss (income) from discontinued operations	547	(17,599)
Costs associated with loan refinancing or payoff (non-cash portion)	—	1,759
Equity in income from joint ventures	(47)	(774)
Distributions from joint ventures	354	652
Depreciation and amortization	12,457	11,871
Amortization of deferred financing costs	1,085	1,023
Share-based compensation expense to management and trustees	1,464	1,367
Decrease in restricted cash	1,450	740
Increase in mortgage notes accrued interest receivable	(13)	—
Increase in accounts receivable, net	(390)	(1,440)
Decrease in notes receivable and accrued interest receivable	26	23
Increase in direct financing lease receivable	(1,256)	(1,255)
Increase in other assets	(3,171)	(1,261)
Decrease in accounts payable and accrued liabilities	(6,768)	(4,945)
Increase in unearned rents	2,628	33
Net operating cash provided by continuing operations	41,798	31,927
Net operating cash provided by discontinued operations	161	3,077
Net cash provided by operating activities	41,959	35,004
Investing activities:
Acquisition of rental properties and other assets	(31,507)	(38,628)
Investment in unconsolidated joint ventures	(442)	(2,746)
Investment in mortgage notes receivable	(24,451)	(1,524)
Investment in a direct financing lease, net	—	(2,113)
Additions to properties under development	(13,672)	(2,668)
Net cash used by investing activities of continuing operations	(70,072)	(47,679)
Net cash used by other investing activities of discontinued operations	—	(58)
Net proceeds from sale of real estate from discontinued operations	282	205,176
Net cash provided (used) by investing activities	(69,790)	157,439
Financing activities:
Proceeds from long-term debt facilities	320,000	163,000
Principal payments on long-term debt	(251,328)	(310,305)
Deferred financing fees paid	(1,852)	(619)
Net proceeds from issuance of common shares	56	66
Impact of stock option exercises, net	(480)	(499)
Purchase of common shares for treasury	(3,209)	(3,070)
Dividends paid to shareholders	(38,681)	(37,778)
Net cash provided (used) by financing activities	24,506	(189,205)
Effect of exchange rate changes on cash	174	150
Net increase (decrease) in cash and cash equivalents	(3,151)	3,388
Cash and cash equivalents at beginning of the period	14,625	11,776
Cash and cash equivalents at end of the period	$11,474	$15,164
Supplemental information continued on next page.

ENTERTAINMENT PROPERTIES TRUST Consolidated Statements of Cash Flows (Unaudited) (Dollars in thousands) Continued from previous page.

	Three Months Ended March 31,
	2012	2011
Supplemental schedule of non-cash activity:
Transfer of property under development to rental property	$1,038	$—
Acquisiton of real estate in exchange for assumption of debt at fair value	$—	$4,109
Issuance of nonvested shares and restricted share units at fair value, including nonvested shares issued for payment of bonuses	$6,694	$6,283
Conversion of equity to mortgage loan related to Atlantic-EPR I	$14,852	$—
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$21,845	$23,567
Cash paid during the year for income taxes	$197	$375
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

2. Summary of Significant Accounting Policies

Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. In addition, operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

The consolidated balance sheet as of December 31, 2011 has been derived from the audited consolidated balance sheet at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (SEC) on February 24, 2012.

Operating Segments
For financial reporting purposes, the Company groups its investments into four reportable operating segments including entertainment, education, recreation and other. See Note 18 for financial information related to these operating segments.

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

Allowance for Doubtful Accounts
The Company makes quarterly estimates of the collectability of its accounts receivable related to base rents, tenant escalations (straight-line rents), reimbursements and other revenue or income. The Company specifically analyzes trends in accounts receivable, historical bad debts, customer credit worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of its allowance for doubtful accounts. In addition, when customers are in bankruptcy, the Company makes estimates of the expected recovery of pre-petition administrative and damage claims. These estimates have a direct impact on the Company's net income.

Revenue Recognition
Rents that are fixed and determinable are recognized on a straight-line basis over the minimum terms of the leases. Base rent escalation on leases that are dependent upon increases in the Consumer Price Index (CPI) is recognized when known. In addition, most of the Company's tenants are subject to additional rents if gross revenues of the properties exceed certain thresholds defined in the lease agreements (percentage rents). Percentage rents as well as participating interest for those mortgage agreements that contain similar such clauses are recognized at the time when specific triggering events occur as provided by the lease or mortgage agreements. Rental revenue included percentage rents of $527 thousand and $439 thousand for the three months ended March 31, 2012 and 2011 , respectively. Lease termination fees are recognized when the related leases are canceled and the Company has no obligation to provide services to such former tenants. No termination fees were recognized during the three months ended March 31, 2012 and 2011.

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

Concentrations of Risk
American Multi-Cinema, Inc. (AMC) is the lessee of a substantial portion (35%) of the megaplex theatre rental properties held by the Company (including joint venture properties) at March 31, 2012 as a result of a series of sale leaseback transactions pertaining to a number of AMC megaplex theatres. A substantial portion of the Company’s total revenues (approximately $25.7 million or 33% and $26.3 million or 36%, for the three months ended March 31, 2012 and 2011, respectively) result from the revenue by AMC under the leases, or its parent, AMC Entertainment, Inc. (AMCE), as the guarantor of AMC’s obligations under the leases. AMCE had total assets of $3.7 billion and $3.7 billion, total liabilities of $3.4 billion and $2.9 billion and total stockholders' equity of $360 million and $761 million at March 31, 2011 and April 1, 2010, respectively. AMCE had a net loss of $122.9 million for the fifty-two weeks ended March 31, 2011, net earnings of $69.8 million for the fifty-two weeks ended April 1, 2010 and a net loss of $81.2 million for the fifty-two weeks ended April 2, 2009. In addition, AMCE had a net loss of $82.7 million for the thirty-nine weeks ended December 31, 2011. AMCE has publicly held debt and the foregoing financial information was reported in its consolidated financial information which is publicly available.

For the three months ended March 31, 2012 and 2011, approximately $10.9 million or 14%, and $10.7 million or 14%, respectively, of total revenue was derived from the Company's four entertainment retail centers in Ontario, Canada. The Company's wholly owned subsidiaries that hold the four Canadian entertainment retail centers and third-party debt represent approximately $147.1 million or 10% and $144.6 million or 10% of the Company's net assets as of March 31, 2012 and December 31, 2011, respectively.

Share-Based Compensation
Share-based compensation to employees of the Company is determined pursuant to the Company's Annual Incentive Program and Long-Term Incentive Plan. Share-based compensation to non-employee trustees of the Company is determined pursuant to the Company's director compensation program. Prior to May 9, 2007, all common shares and options to purchase common shares (share options) were issued under the Company's 1997 Share Incentive Plan. The Company's 2007 Equity Incentive Plan was approved by shareholders at the May 9, 2007 annual meeting and this plan replaced the 1997 Share Incentive Plan.

Share based compensation expense consists of share option expense, amortization of nonvested share grants, and shares and share units issued to non-employee Trustees for payment of their annual retainers. Share based compensation is included in general and administrative expense in the accompanying consolidated statements of income, and totaled

$1.5 million and $1.4 million for the three months ended March 31, 2012 and 2011, respectively.

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

The expense related to share options included in the determination of net income for the three months ended March 31, 2012 and 2011 was $256 thousand and $190 thousand, respectively. The following assumptions were used in applying the Black-Scholes option pricing model at the grant dates: risk-free interest rate of 1.1% to 1.2% and 2.7% to 3.1% for the three months ended March 31, 2012 and 2011, respectively, dividend yield of 6.4% to 6.6% for the three months ended March 31, 2012 and 6.4% for the three months ended March 31, 2011, volatility factors in the expected market price of the Company’s common shares of 50.6% to 51.8% for the three months ended March 31, 2012 and 39.8% for the three months ended March 31, 2011, 0.25% expected forfeiture rate for the three months ended March 31, 2012, no expected forfeitures for the three months ended March 31, 2011, an expected life of approximately six years for the three months ended March 31, 2012 and an expected life of approximately eight years for the three months ended March 31, 2011. The Company uses historical data to estimate the expected life of the option and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Additionally, expected volatility is computed based on the average historical volatility of the Company’s publicly traded shares.

Nonvested Shares Issued to Employees
The Company grants nonvested shares to employees pursuant to both the Annual Incentive Program and the Long-Term Incentive Plan. The Company amortizes the expense related to the nonvested shares awarded to employees under the Long-Term Incentive Plan and the premium awarded under the nonvested share alternative of the Annual Incentive Program on a straight-line basis over the future vesting period (three to five years). Total expense recognized related to all nonvested shares was $1.1 million for both the three months ended March 31, 2012 and 2011, respectively.

Restricted Share Units Issued to Non-Employee Trustees
The Company issues restricted share units to non-employee Trustees for payment of their annual retainers. The fair value of the share units granted was based on the share price at the date of grant. The share units vest upon the earlier of the day preceding the next annual meeting of shareholders or a change of control. The settlement date for the shares is selected by the non-employee trustee, and ranges from one year from the grant date to upon termination of service. This expense is amortized by the Company on a straight-line basis over the year of service by the non-employee Trustees. Total expense recognized related to shares issued to non-employee Trustees was $126 thousand, and $118 thousand for the three months ended March 31, 2012 and 2011, respectively.

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

The Company has made an accounting policy election under FASB ASU 2011-04 (Amendments to ASC 820) to use the exception in ASC 820-10-35-18D (commonly referred to as the “portfolio exception”) with respect to measuring counterparty credit risk for derivative instruments, consistent with the guidance in ASC 820-10-35-18G. The Company further documents that it meets the criteria for the exception in ASC 820-10-35-18E.

Reclassifications
Certain reclassifications have been made to the prior period amounts to conform to the current period presentation.

3. Rental Properties
The following table summarizes the carrying amounts of rental properties as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Buildings and improvements	$1,630,071	$1,602,676
Furniture, fixtures & equipment	50,976	54,737
Land	497,469	496,879
	2,178,516	2,154,292
Accumulated depreciation	(347,586)	(335,116)
Total	$1,830,930	$1,819,176
Depreciation expense on rental properties was $11.8 million and $11.1 million for the three months ended March 31, 2012 and 2011, respectively.

4. Impairment Charges

During the three months ended March 31, 2012 or shortly thereafter, the Company entered into non-binding agreements to sell a portion of one of its vineyard properties as well as another winery, and began negotiations for the sale of three other vineyard and winery properties. As a result, the Company revised its estimated undiscounted cash flows associated with each of these asset groups, considering the shorter expected holding periods, and determined that those estimated cash flows were not sufficient to recover the carrying values of these properties.  The Company determined the estimated fair value of these assets (included in the Other segment) to be $47.1 million using Level 3 inputs and recorded impairment charges totaling $12.8 million for the three months ended March 31, 2011.  At March 31, 2011, one of the vineyard and winery properties with a carrying value of $3.9 million has been classified as held for sale in the accompanying consolidated balance sheet, and the related results of operations, including the impairment of $0.8 million, has been classified within discontinued operations. See Note 15 for further details. Management estimated the fair values of these properties taking into account the various purchase offers, pending purchase agreements, input from an outside broker and previous appraisals.

5. Investments and Dispositions

On January 1, 2012, the Company converted $14.9 million of equity in its unconsolidated joint venture, Atlantic-EPR I, to a secured first mortgage loan of the same amount with Cantera 30 Theatre, L.P, the entity that holds direct title to the underlying theatre investment located in Warrenville, Illinois. The note is secured by the theatre, bears interest at 9.50%, requires monthly interest payments and matures on January 31, 2018.

On February 23, 2012, the Company acquired two TopGolf golf and dining facilities for a purchase price of $20.0 million pursuant to a sale-leaseback transaction. The facilities are located in Allen and Dallas, Texas and are leased pursuant to a long-term triple net master lease.

On February 28, 2012, the Company acquired two dining and entertainment facilities from Latitude Global, Inc. The facilities are located in Jacksonville, Florida and Indianapolis, Indiana and were acquired for a purchase price of $13.7 million. As a part of this transaction, the Company has agreed to finance an additional $7.3 million in construction costs for these two facilities. See Note 16 for further discussion.

On February 29, 2012, the Company entered into a secured first mortgage loan agreement for $19.3 million with Basis School, Inc. The loan is secured by a six story building and the underlying land with approximately 40,000 square feet located in Washington D.C., which is expected to be developed into a public charter school. The note bears interest beginning at 8.50% and requires monthly interest payments, and matures on September 1, 2032. The carrying value of the mortgage note at March 31, 2012 was $14.3 million.

During the three months ended March 31, 2012, the Company purchased two public charter school properties for a total investment of $1.3 million. The properties are located in Salt Lake City and Hurricane, Utah and are leased to HighMark. As a part of these transactions, the Company has agreed to finance an additional $8.8 million in redevelopment costs for these properties. See Note 16 for further discussion.

During the three months ended March 31, 2012, the Company advanced $8.9 million under its secured mortgage loan agreement with Peak Resorts, Inc. to provide for additional improvements made to Mount Snow. The carrying value of this mortgage note receivable at March 31, 2012 was $42.6 million. Subsequent to March 31, 2012, the maturity date for this mortgage loan agreement was extended to April 1, 2013 in accordance with a provision in the original loan agreement.

6. Accounts Receivable, Net
The following table summarizes the carrying amounts of accounts receivable, net as of March 31, 2012 and December 31, 2011(in thousands):

	March 31, 2012	December 31, 2011
Receivable from tenants	$6,794	$6,874
Receivable from non-tenants	752	1,265
Receivable from Canada Revenue Agency	1,318	1,099
Straight-line rent receivable	27,064	26,499
Deferred rent receivable (1)	4,420	4,420
Allowance for doubtful accounts	(4,746)	(5,152)
Total	$35,602	$35,005

(1)
Rent deferral payments of $3.4 million are guaranteed by a private equity firm. The unguaranteed rent deferral of $1.0 million has been fully reserved at March 31, 2012 and December 31, 2011. Rent deferral payments are due on or before December 31, 2018 and bear interest at 8.7%.

7. Investment in a Direct Financing Lease

The Company’s investment in a direct financing lease relates to the Company’s master lease of 27 public charter school properties. Investment in a direct financing lease, net represents estimated unguaranteed residual values of leased assets and net unpaid rentals, less related deferred income. The following table summarizes the carrying amounts of investment in a direct financing lease, net as of March 31, 2012 and December 31, 2011(in thousands):

	March 31, 2012	December 31, 2011
Total minimum lease payments receivable	$677,876	$683,653
Estimated unguaranteed residual value of leased assets	215,987	215,987
Less deferred income (1)	(658,988)	(666,021)
Investment in a direct financing lease, net	$234,875	$233,619

 (1) Deferred income is net of $1.8 million of initial direct costs at March 31, 2012 and December 31, 2011.

Additionally, the Company has determined that no allowance for losses was necessary at March 31, 2012 and December 31, 2011.

The Company’s direct financing lease has expiration dates ranging from approximately 20 to 23 years. Future minimum rentals receivable on this direct financing lease at March 31, 2012 are as follows (in thousands):

Amount
Year:
2012	$17,563
2013	24,041
2014	24,762
2015	25,505
2016	26,270
Thereafter	559,735
Total	$677,876

8. Unconsolidated Real Estate Joint Ventures

At March 31, 2012, the Company had a 38.2% and 27.1% investment interest in two unconsolidated real estate joint ventures, Atlantic-EPR I and Atlantic-EPR II, respectively. The Company accounts for its investment in these joint ventures under the equity method of accounting.

As further discussed in Note 5, on January 1, 2012, the Company converted a $14.9 million equity interest in Atlantic-EPR I to a secured first mortgage loan of the same amount. The Company recognized a loss of $57 thousand and income of $674 thousand during the three months ended March 31, 2012 and 2011, respectively, from its equity investment in the Atlantic-EPR I joint venture. The Company also received distributions from Atlantic-EPR I of $240 thousand and $549 thousand on its equity investment during the three months ended March 31, 2012 and 2011, respectively. Condensed financial information for Atlantic-EPR I is as follows as of and for the three months ended March 31, 2012 and 2011(in thousands):

	2012	2011
Rental properties, net	$25,863	$26,507
Cash	1,266	581
Long-term debt	14,852	—
Partners’ equity	11,052	27,225
Rental revenue	678	1,130
Net income (loss)	(19)	407

The Company recognized income of $106 thousand and $96 thousand from its equity investment in the Atlantic-EPR II joint venture during the three months ended March 31, 2012 and 2011, respectively. The Company also received distributions from Atlantic-EPR II of $114 thousand and $103 thousand on its equity investment during the three months ended March 31, 2012 and 2011, respectively. Condensed financial information for Atlantic-EPR II is as follows as of and for the three months ended March 31, 2012 and 2011(in thousands):

	2012	2011
Rental properties, net	$20,461	$20,922
Cash	131	244
Long-term debt (due September 2013)	12,126	12,505
Note payable to EPR	117	117
Partners’ equity	8,075	8,180
Rental revenue	722	722
Net income	367	359
The partnership agreements for Atlantic-EPR I and Atlantic-EPR II allow the Company’s partner, Atlantic of Hamburg, Germany (“Atlantic”), to exchange up to a maximum of 10% of its ownership interest per year in each of the joint ventures for common shares of the Company or, at the Company's discretion, the cash value of those shares as defined in each of the partnership agreements. During 2011, the Company paid Atlantic cash of $2.5 million and $258 thousand in exchange for additional ownership of 11.3% and 2.0% for Atlantic-EPR I and Atlantic-EPR II, respectively. During 2012, the Company has paid Atlantic cash of $143 thousand and $75 thousand in exchange for additional ownership of 0.6% for each of Atlantic-EPR I and Atlantic-EPR II, respectively. These exchanges did not impact total partners’ equity in either Atlantic-EPR I or Atlantic-EPR II.

In addition, as of March 31, 2012 and December 31, 2011, the Company had invested $4.2 million in unconsolidated joint ventures for three theatre projects located in China. The Company recognized a loss of $2 thousand and income of $4 thousand from its investment in these joint ventures for the three months ended March 31, 2012 and 2011, respectively.

9. Long-Term Debt

On January 5, 2012, the Company entered into a new $240.0 million five year unsecured term loan facility. The loan matures on January 5, 2017. The facility is priced based on a grid related to the Company's senior unsecured credit ratings, with pricing at closing of LIBOR plus 175 basis points. The Company also entered into interest rate swaps that effectively mitigate the Company's risk to variable interest rates and provide a fixed interest stream (when cash flows from the debt and interest rate swaps are combined) at 2.66% for 4 years. The new facility contains an “accordion” feature allowing it to be increased by up to an additional $110.0 million upon satisfaction of certain conditions. The net proceeds from this new unsecured term loan facility were primarily utilized to reduce the outstanding balance of the Company's unsecured revolving credit facility to zero at closing.

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

Consolidated VIEs
As of March 31, 2012, the Company has invested in one 50% joint venture which is a VIE. This joint venture did not have any significant assets and liabilities at March 31, 2012 and was established to explore certain investment opportunities.

Unconsolidated VIE
At March 31, 2012, the Company’s recorded investment in SVVI, a VIE that is unconsolidated, was $178.5 million. The Company’s maximum exposure to loss associated with SVVI is limited to the Company’s outstanding mortgage note and related accrued interest receivable of $178.5 million because there are no commitments to fund above this amount.

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

On January 5, 2012 the Company entered into three interest rate swap agreements to fix the interest rate on a $240.0 million unsecured term loan facility that closed on the same day. These agreements have a combined outstanding notional amount of $240.0 million, a termination date of January 5, 2016 and a fixed rate of 2.66%.

The effective portion of changes in the fair value of interest rate derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (AOCI) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ending March 31, 2012 and 2011, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness on cash flow hedges was recognized during the three months ending March 31, 2012 and 2011.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of March 31, 2012, the Company estimates that during the twelve months ending March 31, 2013, $1.5 million will be reclassified from AOCI to interest expense.

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

At March 31, 2012, the Company’s cross-currency swaps had a fixed original notional value of $76.0 million CAD and $71.5 million U.S. The net effect of these swaps is to lock in an exchange rate of $1.05 CAD per U.S. dollar on approximately $13 million of annual CAD denominated cash flows on the properties through February 2014.

The Company entered into foreign currency forward agreements to further hedge the currency fluctuations related to the cash flows of these properties. These foreign currency forwards settle at the end of each month from February to December 2012 and lock in an exchange rate of $1.00 CAD to $1.01 CAD per U.S. dollar on approximately $500 thousand of monthly CAD denominated cash flows.

The effective portion of changes in the fair value of foreign currency derivatives designated and that qualify as cash flow hedges of foreign exchange risk is recorded in AOCI and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative, as well as amounts excluded from the assessment of hedge effectiveness, is recognized directly in earnings. No hedge ineffectiveness on foreign currency derivatives has been recognized for the three months ended March 31, 2012 and 2011. As of March 31, 2012, the Company estimates that during the twelve months ending March 31, 2013, $0.6 million will be reclassified from AOCI to other expense.

Net Investment Hedges
As discussed above, the Company is exposed to fluctuations in foreign exchange rates on its four Canadian properties. As such, the Company uses currency forward agreements to hedge its exposure to changes in foreign exchange rates. Currency forward agreements involve fixing the CAD to U.S. dollar exchange rate for delivery of a specified amount of foreign currency on a specified date. The currency forward agreements are typically cash settled in US dollars for their fair value at or close to their settlement date. In order to hedge the net investment in four of the Canadian properties, the Company entered into a forward contract with a fixed notional value of $100.0 million CAD and $96.1 million U.S. with a February 2014 settlement which coincides with the maturity of the Company’s underlying mortgage on these four properties. The exchange rate of this forward contract is approximately $1.04 CAD per U.S. dollar. This forward contract should hedge a significant portion of the Company’s CAD denominated net investment in these four centers through February 2014 as the impact on AOCI from marking the derivative to market should move in the opposite direction of the translation adjustment on the net assets of these four Canadian properties.

In addition, on February 3, 2011, in order to hedge the foreign currency exposure related to the proceeds from the March 29, 2011 sale of a Canadian property, the Company entered into a forward contract to sell $200.0 million CAD for $201.5 million U.S. dollars. The contract settled in conjunction with the sale of the property on March 29, 2011 and the $4.3 million loss related to the settlement was recognized with the gain on sale of the property.

For foreign currency derivatives designated as net investment hedges, the effective portion of changes in the fair value of the derivatives are reported in AOCI as part of the cumulative translation adjustment. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness on net investment hedges has been recognized for three months ended March 31, 2012 and 2011. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated.

See Note 12 for disclosure relating to the fair value of the Company’s derivative instruments. Below is a summary of the effect of derivative instruments on the consolidated statements of changes in equity and income for the three months ended March 31, 2012 and 2011.

Effect of Derivative Instruments on the Consolidated Statements of Changes in Equity and Income for the Three Months Ended March 31, 2012 and 2011 (Dollars in thousands)

	Three Months Ended March 31,
Description	2012	2011
Interest Rate Swaps
Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	$(1,366)	$(4,125)
Amount of Income (Expense) Reclassified from AOCI into Earnings (Effective Portion) (1)	(372)	(4,722)
Cross Currency Swaps
Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	(521)	(1,140)
Amount of Income (Expense) Reclassified from AOCI into Earnings (Effective Portion) (2)	(167)	(213)
Currency Forward Agreements
Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	(1,140)	(6,914)
Amount of Income (Expense) Reclassified from AOCI into Earnings (Effective Portion) (3)	—	(4,262)
Total
Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	$(3,027)	$(12,179)
Amount of Income (Expense) Reclassified from AOCI into Earnings (Effective Portion)	(539)	(9,197)

(1)
Included in "Interest expense" in accompanying consolidated statements of income for the three months ended March 31, 2012. $4.6 million included in “Costs associated with loan refinancing or payoff, net” and $137 thousand included in “Interest expense” in accompanying consolidated statements of income for the three months ended March 31, 2011.

(2)	Included in “Other expense” in the accompanying consolidated statements of income.

(3)	$4.3 million included in "Gain on sale or acquisition of real estate" in the accompanying consolidated statements of income for the three months ended March 31, 2011.

Credit-risk-related Contingent Features
The Company has agreements with each of its interest rate derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its interest rate derivative obligations.

As of March 31, 2012, the fair value of the Company’s derivatives in a liability position related to these agreements was $4.5 million. If the Company breached any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the agreements at their termination value of $4.6 million.

12. Fair Value Disclosures

The Company’s has certain financial instruments that are required to be measured under the FASB’s Fair Value Measurements and Disclosures guidance. Additionally, the Company's rental properties held for sale are measured at fair value.

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

Derivative Financial Instruments

The Company uses interest rate swaps, foreign currency forwards and cross currency swaps to manage its interest rate and foreign currency risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments. The variable cash payments are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. In conjunction with the FASB's fair value measurement guidance, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives also utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of March 31, 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives and therefore, has classified its derivatives as Level 2 within the fair value reporting hierarchy.

Rental Properties Held for Sale, Net

Assets that are classified as held for sale are recorded at the lower of their carrying amount or fair value less costs to sell. Management estimates the fair values of these properties taking into account various factors, including current market conditions. Based on this input, the Company determined that its valuation of this investment was classified within Level 3 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 aggregated by the level in the fair value hierarchy within which those measurements are classified and by derivative type.
Assets and Liabilities Measured at Fair Value on a Recurring Basis at March 31, 2012 (Dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2012
Cross Currency Swaps*	$—	$(996)	$—	$(996)
Currency Forward Agreements*	$—	$(2,535)	$—	$(2,535)
Interest Rate Swap Agreements*	$—	$(994)	$—	$(994)
Rental properties held for sale, net	$—	$—	$3,895	$3,895
*Included in "Accounts payable and accrued liabilities" in the accompanying consolidated balance sheet.

Non-recurring fair value measurements
The table below presents the Company’s assets measured at fair value on a non-recurring basis during the three months ended March 31, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall.
Assets Measured at Fair Value on a Non-Recurring Basis During the Three Months Ended March 31, 2012 (Dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2011
Rental properties, net	$—	$—	$43,233	$43,233

As further discussed in Note 4, during the three months ended March 31, 2012, the Company recorded impairment charges of $12.8 million relating to adjustments to the carrying values of certain of the Company's vineyard and winery properties.  The $12.8 million is the amount that the carrying values of the assets exceed the estimated fair market values. Of this amount, $12.0 million relates to rental properties, net measured at fair value on a non-recurring basis and $0.8 million relates to rental properties held for sale, net that are measured at fair value on a recurring basis.   Management estimated the fair values of these properties taking into account the various purchase offers, pending purchase agreements, input from an outside broker and previous appraisals.  Based on these inputs, the Company determined that its valuation of these investments was classified within Level 3 of the fair value hierarchy.

Fair Value of Financial Instruments
Management compares the carrying value and the estimated fair value of the Company’s financial instruments. The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instruments at March 31, 2012:

Mortgage notes receivable and related accrued interest receivable:
The fair value of the Company’s mortgage notes and related accrued interest receivable is estimated by discounting the future cash flows of each instrument using current market rates. At March 31, 2012, the Company had a carrying value of $364.4 million in fixed rate mortgage notes receivable outstanding, including related accrued interest, with a weighted average interest rate of approximately 7.82%. The fixed rate mortgage notes bear interest at rates of 7.00% to 10.46%. Discounting the future cash flows for fixed rate mortgage notes receivable using an estimated weighted average market rate of 9.15%, management estimates the fair value of the fixed rate mortgage notes receivable to be approximately $338.8 million at March 31, 2012 .

Investment in a direct financing lease, net:
The fair value of the Company’s investment in a direct financing lease as of March 31, 2012 is estimated by discounting the future cash flows of the instrument using current market rates. At March 31, 2012, the Company had an investment in a direct financing lease with a carrying value of $234.9 million and a weighted average effective interest rate of 12.02%. The investment in direct financing lease bears interest at effective interest rates of 11.93% to 12.38%. The carrying value of the investment in a direct financing lease approximates the fair market value at March 31, 2012.

Cash and cash equivalents, restricted cash:
Due to the highly liquid nature of the Company's short term investments, the carrying values of its cash and cash equivalents and restricted cash approximate the fair market values at March 31, 2012.

Accounts receivable, net:
The carrying values of accounts receivable approximate the fair market value at March 31, 2012.

Notes and related accrued interest receivable, net:
The fair value of the Company’s notes and related accrued interest receivable as of March 31, 2012 is estimated by discounting the future cash flows of each instrument using current market rates. At March 31, 2012, the Company had a carrying value of $5.0 million in fixed rate notes receivable outstanding, including related accrued interest and net of loan loss reserve, with a weighted average interest rate of approximately 8.44%. The fixed rate notes bear interest at rates of 6.00% to 15.00%. Discounting the future cash flows for fixed rate notes receivable using an estimated market rate of 9.40%, management estimates the fair value of the fixed rate notes receivable to be approximately $4.8 million at March 31, 2012.

Derivative instruments:
Derivative instruments are carried at their fair market value.

Debt instruments:
The fair value of the Company's debt as of March 31, 2012 is estimated by discounting the future cash flows of each instrument using current market rates. At March 31, 2012, the Company had a carrying value of $308.6 million in variable rate debt outstanding with an average weighted interest rate of approximately 1.92%. The carrying value of the variable rate debt outstanding approximates the fair market value at March 31, 2012. As described in Note 11, $240.0 million of variable rate debt outstanding at March 31, 2012 under our unsecured term loan facility has been effectively converted to a fixed rate by interest rate swap agreements.

At March 31, 2012, the Company had a carrying value of $916.2 million in fixed rate long-term debt outstanding with an average weighted interest rate of approximately 6.56%. Discounting the future cash flows for fixed rate debt using an estimated market rate of 5.35%, management estimates the fair value of the fixed rate debt to be approximately $950.1 million at March 31, 2012.

Accounts payable and accrued liabilities:
The carrying value of accounts payable and accrued liabilities approximates fair value at March 31, 2012 due to the short term maturities of these amounts.

Common and preferred dividends payable:
The carrying values of common and preferred dividends payable approximate fair value at March 31, 2012 due to the short term maturities of these amounts.

13. Earnings Per Share

The following table summarizes the Company’s computation of basic and diluted earnings per share (EPS) for the three months ended March 31, 2012 and 2011 (amounts in thousands except per share information):

	Three months ended March 31, 2012
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Income from continuing operations	$21,937
Less: preferred dividend requirements	(6,001)
Noncontrolling interest adjustments	(18)
Income from continuing operations available to common shareholders	$15,918	46,677	$0.34
Income from discontinued operations available to common shareholders	$(547)	46,677	$(0.01)
Net income available to common shareholders	$15,371	46,677	$0.33
Diluted EPS:
Income from continuing operations available to common shareholders	$15,918	46,677
Effect of dilutive securities:
Share options	—	268
Income from continuing operations available to common shareholders	$15,918	46,945	$0.34
Income from discontinued operations available to common shareholders	$(547)	46,945	$(0.01)
Net income available to common shareholders	$15,371	46,945	$0.33

	Three months ended March 31, 2011
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Income from continuing operations	$24,134
Less: preferred dividend requirements	(7,552)
Noncontrolling interest adjustments	(2)
Income from continuing operations available to common shareholders	$16,580	46,503	$0.36
Income from discontinued operations available to common shareholders	$17,599	46,503	$0.37
Net income available to common shareholders	$34,179	46,503	$0.73
Diluted EPS:
Income from continuing operations available to common shareholders	$16,580	46,503
Effect of dilutive securities:
Share options	—	302
Income from continuing operations available to common shareholders	$16,580	46,805	$0.36
Income from discontinued operations available to common shareholders	$17,599	46,805	$0.37
Net income available to common shareholders	$34,179	46,805	$0.73

The additional 1.9 million common shares that would result from the conversion of the Company’s 5.75% Series C cumulative convertible preferred shares and the additional 1.6 million common shares that would result from the conversion of the Company’s 9.0% Series E cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted earnings per share for the three months ended March 31, 2012 and 2011 because the effect is anti-dilutive.

14. Equity Incentive Plan

All grants of common shares and options to purchase common shares were issued under the Company's 1997 Share Incentive Plan prior to May 9, 2007, and under the Company's 2007 Equity Incentive Plan on and after May 9, 2007. Under the 2007 Equity Incentive Plan, an aggregate of 1,950,000 common shares, options to purchase common shares and restricted share units, subject to adjustment in the event of certain capital events, may be granted. At March 31, 2012, there were 449,032 shares available for grant under the 2007 Equity Incentive Plan.

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

	Number of shares	Option price per share			Weighted avg. exercise price
Outstanding at December 31, 2011	1,002,833	$18.18	—	$65.50	$34.41
Exercised	(49,597)	18.18	—	36.56	18.65
Granted	76,617	45.20	—	45.78	45.24
Forfeited	(338)	18.18	—	46.69	38.89
Outstanding at March 31, 2012	1,029,515	$18.18	—	$65.50	$35.97
The weighted average fair value of options granted was $11.98 and $9.30 during the three months ended March 31, 2012 and 2011 , respectively. The intrinsic value of stock options exercised was $1.3 million and $1.7 million, during the three months ended March 31, 2012 and 2011, respectively. Additionally, the Company repurchased 30,758 shares into treasury shares in conjunction with the stock options exercised during the three month ended March 31, 2012 with a total value of $1.4 million. At March 31, 2012, stock-option expense to be recognized in future periods was $1.6 million.
The following table summarizes outstanding options at March 31, 2012:

Exercise price range	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)
$ 18.18 - 19.99	262,434	6.8
20.00 - 29.99	172,304	0.9
30.00 - 39.99	94,913	3.8
40.00 - 49.99	386,511	6.3
50.00 - 59.99	10,000	6.1
60.00 - 65.50	103,353	4.8
	1,029,515	5.2	$35.97	$12,709

The following table summarizes exercisable options at March 31, 2012:

Exercise price range	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)
$ 18.18 - 19.99	149,923	6.9
20.00 - 29.99	172,304	0.9
30.00 - 39.99	77,705	2.9
40.00 - 49.99	240,771	4.7
50.00 - 59.99	10,000	6.1
60.00 - 65.50	101,353	4.8
	752,056	4.1	$36.60	$9,294

Nonvested Shares
A summary of the Company’s nonvested share activity and related information is as follows:

	Number of shares	Weighted avg. grant date fair value	Weighted avg. life remaining
Outstanding at December 31, 2011	350,863	$38.11
Granted	148,095	45.20
Vested	(170,881)	35.84
Forfeited	(185)	$41.33
Outstanding at March 31, 2012	327,892	$42.49	1.63
The holders of nonvested shares have voting rights and receive dividends from the date of grant. These shares vest ratably over a period of three to five years. The fair value of the nonvested shares that vested was $7.5 million and $7.3 million for the three months ended March 31, 2012 and 2011, respectively. At March 31, 2012, unamortized share-based compensation expense related to nonvested shares was $9.6 million.

Restricted Share Units
A summary of the Company’s restricted share unit activity and related information is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Life Remaining
Outstanding at December 31, 2011	10,519	$47.77
Granted	—	—
Vested	—	—
Outstanding at March 31, 2012	10,519	$47.77	0.10

The holders of restricted share units receive dividend equivalents from the date of grant. The share units vest upon the earlier of the day preceding the next annual meeting of shareholders or a change of control. The settlement date for the shares is selected by the non-employee trustee, and ranges from one year from the grant date to upon termination of service. At March 31, 2012, unamortized share-based compensation expense related to restricted share units was $42 thousand which will be recognized in 2012.

15. Discontinued Operations

Included in discontinued operations for the three months ended March 31, 2012 is a gain on sale or acquisition of real estate of $282 thousand that relates the to the settlement of escrow reserves established with the March 29, 2011 sale of Toronto Dundas Square, and the operations of and an impairment charge related to the Pope Valley winery which was held for sale as of March 31, 2012. Including in discontinued operations for the three months ended March 31, 2011 are the operations of the prior mentioned properties as well as the operations of the Gary Farrell winery sold on

April 28, 2011 and the EOS Winery which was sold on September 20, 2011.

The operating results relating to discontinued operations are as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Rental revenue	$—	$4,003
Tenant reimbursements	—	2,346
Mortgage and other financing income	—	4
Total revenue	—	6,353
Property operating expense	5	2,948
Other expense	34	55
Costs associated with loan refinancing or payoff	—	225
Interest expense, net	(11)	21
Impairment charges	801	1,800
Depreciation and amortization	—	1,998
Loss before gain on sale or acquisition of real estate	(829)	(694)
Gain on sale or acquisition of real estate	282	18,293
Net income	$(547)	$17,599

16. Other Commitments and Contingencies

As of March 31, 2012, the Company had ten entertainment development projects under construction for which it has agreed to finance the development costs. At March 31, 2012, the Company has commitments to fund approximately $50.7 million of additional improvements which are expected to be funded in 2012. Development costs are advanced by the Company in periodic draws. If the Company determines that construction is not being completed in accordance with the terms of the development agreements, it can discontinue funding construction draws. The Company has agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

The Company has agreed to finance future development costs for four of its education properties. At March 31, 2012, the Company has commitments to fund approximately $14.1 million of additional improvements for these properties which is expected to be funded in 2012. Development costs are advanced by the Company in periodic draws. If the Company determines that construction is not being completed in accordance with the terms of the development agreement, it can discontinue funding construction draws. The Company has agreed to lease the properties to the operators at pre-determined rate upon completion of construction.

The Company has provided a guarantee of the payment of certain economic development revenue bonds related to four theatres in Louisiana for which the Company earns a fee at annual rates of 1.75% to 2.88% over the 30 year term of the bond. The Company has recorded $4.5 million as a deferred asset included in other assets and $4.5 million included in other liabilities in the accompanying consolidated balance sheet as of March 31, 2012 related to this guarantee. No amounts have been accrued as a loss contingency related to this guarantee because we have determined that payment by the Company is not probable.

The Company has certain commitments related to its mortgage note investments that it may be required to fund in the future. The Company is generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of March 31, 2012, the Company had six mortgage notes receivable with commitments totaling approximately $40.5 million. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

On June 7, 2011, affiliates of Louis Cappelli, Concord Associates, L.P., Concord Resort, LLC and Concord Kiamesha LLC, filed a complaint with the Supreme Court of the State of New York, County of Sullivan, against a subsidiary of the Company seeking a declaratory judgment on certain of the subsidiary's obligations under a previously disclosed settlement agreement involving these entities, an order that the Company subsidiary execute the golf course lease and the “Racino Parcel” lease subject to the settlement agreement, and an extension of the restrictive covenant against ownership or operation of a casino on the Concord resort property under the settlement agreement, which covenant was set to expire on December 31, 2011. On October 20, 2011, Concord Associates, L.P., Concord Resort, LLC and Concord Kiamesha LLC filed a complaint with the Supreme Court of the State of New York, County of Westchester against the Company and certain of its subsidiaries alleging breach of contract and breach of the duty of good faith and fair dealing with respect to a casino development agreement relating to a planned casino and resort development in Sullivan County, New York. Plaintiffs are seeking specific performance with respect to such agreement and money damages of $800.0 million, plus interest and attorneys' fees. On March 7, 2012, Concord Associates, L.P. and seven other companies affiliated with Mr. Cappelli and Concord Associates, L.P. filed a new complaint against the Company and certain of its subsidiaries, as well as Empire Resorts, Inc. and its subsidiary Monticiello Raceway Management, Inc., in the United States District Court for the Southern District of New York. The complaint alleges restraint of trade, conspiracy to monopolize, unlawful monopolization, against the Company and the Empire Resorts parties, as well as tortious interference against the Empire Resorts parties, in relation to a proposed development transaction on the same Sullivan County, New York resort property. Plaintiffs seek damages of $1.5 billion, plus interest and attorneys' fees. The Company intends to vigorously defend the claims asserted against the Company and certain of its subsidiaries by the Concord entities for which it believes it has meritorious defenses.

17. Condensed Consolidating Financial Statements

A portion of our subsidiaries have guaranteed the Company’s indebtedness under the Company's unsecured 7.750% senior notes due 2020, the unsecured revolving credit facility and the unsecured term loan facility. The guarantees are joint and several, full and unconditional, subject to customary release provisions. The following summarizes the Company’s condensed consolidating information as of March 31, 2012 and 2011 and for the three months ended March 31, 2012 and 2011 (in thousands):
Condensed Consolidating Balance Sheet As of March 31, 2012

	Entertainment Properties Trust (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets
Rental properties, net	$—	$720,372	$1,110,558	$—	$1,830,930
Rental properties held for sale, net	—	—	3,895	—	3,895
Land held for development	—	—	184,457	—	184,457
Property under development	—	30,878	4,541	—	35,419
Mortgage notes and related accrued interest receivable, net	—	333,790	30,622	—	364,412
Investment in a direct financing lease, net	—	234,875	—	—	234,875
Investment in joint ventures	5,882	—	4,230	—	10,112
Cash and cash equivalents	2,019	274	9,181	—	11,474
Restricted cash	—	16,939	7,999	—	24,938
Intangible assets, net	—	—	4,247	—	4,247
Deferred financing costs, net	10,802	6,078	2,423	—	19,303
Accounts receivable, net	76	6,478	29,048	—	35,602
Intercompany notes receivable	100,341	—	3,873	(104,214)	—
Notes receivable and related accrued interest receivable, net	177	—	4,812	—	4,989
Investments in subsidiaries	1,856,474	—	—	(1,856,474)	—
Other assets	16,785	3,278	6,129	—	26,192
Total assets	$1,992,556	$1,352,962	$1,406,015	$(1,960,688)	$2,790,845
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$11,614	$7,643	$11,346	$—	$30,603
Dividends payable	41,119	—	—	—	41,119
Unearned rents and interest	—	14,633	1,755	—	16,388
Intercompany notes payable	—	—	104,214	(104,214)	—
Long-term debt	490,000	58,000	676,840	—	1,224,840
Total liabilities	542,733	80,276	794,155	(104,214)	1,312,950
Entertainment Properties Trust shareholders’ equity	1,449,823	1,272,686	583,788	(1,856,474)	1,449,823
Noncontrolling interests	—	—	28,072	—	28,072
Total equity	1,449,823	1,272,686	611,860	(1,856,474)	1,477,895
Total liabilities and equity	$1,992,556	$1,352,962	$1,406,015	$(1,960,688)	$2,790,845

Condensed Consolidating Balance Sheet As of December 31, 2011

	Entertainment Properties Trust (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets
Rental properties, net	$—	$694,331	$1,124,845	$—	$1,819,176
Rental properties held for sale, net	—	—	4,696	—	4,696
Land held for development	—	—	184,457	—	184,457
Property under development	—	18,295	4,466	—	22,761
Mortgage notes and related accrued interest receivable, net	—	323,794	1,303	—	325,097
Investment in a direct financing lease, net	—	233,619	—	—	233,619
Investment in joint ventures	20,821	—	4,232	—	25,053
Cash and cash equivalents	1,932	302	12,391	—	14,625
Restricted cash	—	9,871	9,441	—	19,312
Intangible assets, net	—	—	4,485	—	4,485
Deferred financing costs, net	9,291	6,512	2,724	—	18,527
Accounts receivable, net	79	6,051	28,875	—	35,005
Intercompany notes receivable	100,030	—	3,788	(103,818)	—
Notes receivable and related accrued interest receivable, net	175	—	4,840	—	5,015
Investments in subsidiaries	1,627,298	—	—	(1,627,298)	—
Other assets	14,694	3,453	4,020	—	22,167
Total assets	$1,774,320	$1,296,228	$1,394,563	$(1,731,116)	$2,733,995
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$15,560	$8,794	$11,682	$—	$36,036
Dividends payable	38,711	—	—	—	38,711
Unearned rents and interest	—	5,405	1,445	—	6,850
Intercompany notes payable	—	—	103,818	(103,818)	—
Long-term debt	250,000	223,000	681,295	—	1,154,295
Total liabilities	304,271	237,199	798,240	(103,818)	1,235,892
Entertainment Properties Trust shareholders’ equity	1,470,049	1,059,029	568,269	(1,627,298)	1,470,049
Noncontrolling interests	—	—	28,054	—	28,054
Total equity	1,470,049	1,059,029	596,323	(1,627,298)	1,498,103
Total liabilities and equity	$1,774,320	$1,296,228	$1,394,563	$(1,731,116)	$2,733,995

Condensed Consolidating Statement of Income For the Three Months Ended March 31, 2012

	Entertainment Properties Trust (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantors Subsidiaries	Consolidated Elimination	Consolidated
Rental revenue	$—	$21,975	$36,308	$—	$58,283
Tenant reimbursements	—	246	4,576	—	4,822
Other income	23	1	1	—	25
Mortgage and other financing income	95	13,975	671	—	14,741
Intercompany fee income	676	—	—	(676)	—
Interest income on intercompany notes receivable	4,215	—	85	(4,300)	—
Total revenue	5,009	36,197	41,641	(4,976)	77,871
Equity in subsidiaries’ earnings	23,450	—	—	(23,450)	—
Property operating expense	—	997	5,177	—	6,174
Intercompany fee expense	—	—	676	(676)	—
Other expense	—	—	542	—	542
General and administrative expense	—	2,978	3,489	—	6,467
Interest expense, net	6,722	918	10,501	—	18,141
Interest expense on intercompany notes payable	—	—	4,300	(4,300)	—
Transaction costs	158	—	—	—	158
Impairment charges	—	—	12,042	—	12,042
Depreciation and amortization	256	4,058	8,143	—	12,457
Income before equity in income from joint ventures and discontinued operations	21,323	27,246	(3,229)	(23,450)	21,890
Equity in income (loss) from joint ventures	49	—	(2)	—	47
Income from continuing operations	$21,372	$27,246	$(3,231)	$(23,450)	$21,937
Discontinued operations:
Income (loss) from discontinued operations	—	6	(34)	—	(28)
Impairment charges	—	—	(801)	—	(801)
Gain on sale or acquisition of real estate	—	282	—	—	282
Net income	21,372	27,534	(4,066)	(23,450)	21,390
Add: Net income attributable to noncontrolling interests	—	—	(18)	—	(18)
Net income attributable to Entertainment Properties Trust	21,372	27,534	(4,084)	(23,450)	21,372
Preferred dividend requirements	(6,001)	—	—	—	(6,001)
Net income available to common shareholders of Entertainment Properties Trust	$15,371	$27,534	$(4,084)	$(23,450)	$15,371
Comprehensive income	$298	$(55)	$1,347	$(1,292)	$298

Condensed Consolidating Statement of Income For the Three Months Ended March 31, 2011

	Entertainment Properties Trust (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Rental revenue	$—	$19,696	$35,686	$—	$55,382
Tenant reimbursements	—	342	4,319	—	4,661
Other income	23	—	1	—	24
Mortgage and other financing income	81	13,241	229	—	13,551
Intercompany fee income	685	—	—	(685)	—
Interest income on intercompany notes receivable	4,118	—	591	(4,709)	—
Total revenue	4,907	33,279	40,826	(5,394)	73,618
Equity in subsidiaries’ earnings	38,616	—	—	(38,616)	—
Property operating expense	—	964	5,202	—	6,166
Intercompany fee expense	—	—	685	(685)	—
Other expense	—	—	493	—	493
General and administrative expense	—	2,384	3,084	—	5,468
Costs associated with loan refinancing or payoff	—	—	6,163	—	6,163
Interest expense, net	5,101	2,475	11,248	—	18,824
Interest expense on intercompany notes payable	—	—	4,709	(4,709)	—
Transaction costs	949	—	324	—	1,273
Impairment charges	—	—	—	—	—
Depreciation and amortization	267	3,479	8,125	—	11,871
Income before equity in income from joint ventures and discontinued operations	37,206	23,977	793	(38,616)	23,360
Equity in income from joint ventures	770	—	4	—	774
Income from continuing operations	$37,976	$23,977	$797	$(38,616)	$24,134
Discontinued operations:
Interest income on intercompany notes receivable	3,755	—	—	(3,755)	—
Interest expense on intercompany notes payable	—	(3,755)	—	3,755	—
Income (loss) from discontinued operations	—	1,785	(454)	—	1,331
Impairment charges	—	—	(1,800)	—	(1,800)
Costs associated with loan refinancing	—	—	(225)	—	(225)
Gain on sale or acquisition of real estate	—	18,293	—	—	18,293
Net income (loss)	41,731	40,300	(1,682)	(38,616)	41,733
Add: Net income attributable to noncontrolling interests	—	—	(2)	—	(2)
Net income (loss) attributable to Entertainment Properties Trust	41,731	40,300	(1,684)	(38,616)	41,731
Preferred dividend requirements	(7,552)	—	—	—	(7,552)
Net income (loss) available to common shareholders of Entertainment Properties Trust	$34,179	$40,300	$(1,684)	$(38,616)	$34,179
Comprehensive income	5,748	4,909	839	(5,748)	5,748

Condensed Consolidating Statement of Cash Flows For the Three Months Ended March 31, 2012

	Entertainment Properties Trust (Issuer)	Wholly Owned Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Intercompany fee income (expense)	$676	$—	$(676)	$—
Interest income (expense) on intercompany receivable/payable	4,215	—	(4,215)	—
Net cash provided (used) by other operating activities	(11,752)	32,987	20,724	41,959
Net cash provided by operating activities	(6,861)	32,987	15,833	41,959
Investing activities:
Acquisition of rental properties and other assets	(24)	(31,228)	(255)	(31,507)
Investment in unconsolidated joint ventures	(442)	—	—	(442)
Investment in mortgage notes receivable	—	(9,989)	(14,462)	(24,451)
Additions to property under development	—	(12,583)	(1,089)	(13,672)
Investment in intercompany notes payable	(311)	—	311	—
Advances to subsidiaries, net	(188,117)	185,498	2,619	—
Net cash provided (used) by investing activities of continuing operations	(188,894)	131,698	(12,876)	(70,072)
Net proceeds from sale of real estate from discontinued operations	—	282	—	282
Net cash provided (used) by investing activities	(188,894)	131,980	(12,876)	(69,790)
Financing activities:
Proceeds from long-term debt facilities	240,000	80,000	—	320,000
Principal payments on long-term debt	—	(245,000)	(6,328)	(251,328)
Deferred financing fees paid	(1,844)	—	(8)	(1,852)
Net proceeds from issuance of common shares	56	—	—	56
Impact of stock option exercises, net	(480)	—	—	(480)
Purchase of common shares for treasury	(3,209)	—	—	(3,209)
Dividends paid to shareholders	(38,681)	—	—	(38,681)
Net cash provided (used) by financing	195,842	(165,000)	(6,336)	24,506
Effect of exchange rate changes on cash	—	5	169	174
Net increase (decrease) in cash and cash equivalents	87	(28)	(3,210)	(3,151)
Cash and cash equivalents at beginning of the period	1,932	302	12,391	14,625
Cash and cash equivalents at end of the period	$2,019	$274	$9,181	$11,474

Condensed Consolidating Statement of Cash Flows For the Three Months Ended March 31, 2011

	Entertainment Properties Trust (Issuer)	Wholly Owned Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Intercompany fee income (expense)	$685	$—	$(685)	$—
Interest income (expense) on intercompany receivable/payable	4,118	—	(4,118)	—
Net cash provided by other operating activities	(5,519)	27,217	13,306	35,004
Net cash provided by operating activities	(716)	27,217	8,503	35,004
Investing activities:
Acquisition of rental properties and other assets	(261)	(28,970)	(9,397)	(38,628)
Investment in unconsolidated joint ventures	(1,511)	—	(1,235)	(2,746)
Cash paid related to Cappelli settlement	—	—	—	—
Investment in mortgage note receivable	—	(1,524)	—	(1,524)
Investment in a direct financing lease, net	—	(2,113)	—	(2,113)
Additions to property under development	—	—	(2,668)	(2,668)
Investment in intercompany notes payable	130,638	(132,067)	1,429	—
Advances to subsidiaries, net	(83,403)	(12,112)	95,515	—
Net cash provided (used) by investing activities of continuing operations	45,463	(176,786)	83,644	(47,679)
Net cash used in investing activites of discontinued operations	—	(58)	—	(58)
Net proceeds from sale of discontinued operations	—	205,176	—	205,176
Net cash provided (used) in investing activites	45,463	28,332	83,644	157,439
Financing activities:
Proceeds from long-term debt facilities	—	163,000	—	163,000
Principal payments on long-term debt	—	(218,000)	(92,305)	(310,305)
Deferred financing fees paid	(43)	(576)	—	(619)
Net proceeds from issuance of common shares	66	—	—	66
Impact of stock option exercises, net	(499)	—	—	(499)
Proceeds from payment on shareholder loan	—	—	—	—
Purchase of common shares for treasury	(3,070)	—	—	(3,070)
Distributions paid to noncontrolling interests	—	—	—	—
Dividends paid to shareholders	(37,778)	—	—	(37,778)
Net cash provided (used) by financing activities of continuing operations	(41,324)	(55,576)	(92,305)	(189,205)
Net cash used by financing activities of discontinued operations	—	—	—	—
Net cash provided (used) by financing activities	(41,324)	(55,576)	(92,305)	(189,205)
Effect of exchange rate changes on cash	—	29	121	150
Net increase (decrease) in cash and cash equivalents	3,423	2	(37)	3,388
Cash and cash equivalents at beginning of the period	3,356	1,116	7,304	11,776
Cash and cash equivalents at end of the period	$6,779	$1,118	$7,267	$15,164

18. Segment Information

For financial reporting purposes, the Company groups its investments into four reportable operating segments including entertainment, education, recreation and other. The financial information summarized below is presented by reportable operating segment, consistent with how the Company reviews and manages its business:

Balance Sheet Data:
	As of March 31, 2012
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Total Assets	1,726,063	308,822	379,285	303,580	73,095	2,790,845

	As of December 31, 2011
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Total Assets	1,710,750	286,115	343,408	317,259	76,463	2,733,995

Operating Data:
	For the Three Months Ended March 31, 2012
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Rental revenue	$54,561	$1,420	$519	$1,783	$—	$58,283
Tenant reimbursements	4,822	—	—	—	—	4,822
Other income	24	—	—	1	—	25
Mortgage and other financing income	447	7,295	6,906	93	—	14,741
Total revenue	59,854	8,715	7,425	1,877	—	77,871

Property operating expense	6,005	—	—	169	—	6,174
Other expense	—	—	—	375	167	542
Total investment expenses	6,005	—	—	544	167	6,716
Net Operating Income - Before Unallocated Items	53,849	8,715	7,425	1,333	(167)	71,155

Reconciliation to Consolidated Statements of Income:
General and administrative expense						6,467
Interest expense, net						18,141
Transaction costs						158
Impairment charges						12,042
Depreciation and amortization						12,457
Equity in income from joint ventures						47
Discontinued operations:
Loss from discontinued operations						(28)
Impairment charges						(801)
Gain on sale or acquisition of real estate						282
Net income						21,390
Noncontrolling interests						(18)
Preferred dividend requirements						(6,001)
Net income available to common shareholders						$15,371

	For the Three Months Ended March 31, 2011
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Rental revenue	$53,233	$12	$318	$1,819	$—	$55,382
Tenant reimbursements	4,661	—	—	—	—	4,661
Other income	23	—	—	1	—	24
Mortgage and other financing income	81	6,951	6,375	144	—	13,551
Total revenue	57,998	6,963	6,693	1,964	—	73,618

Property operating expense	6,013	—	—	153	—	6,166
Other expense	—	—	—	257	236	493
Total investment expenses	6,013	—	—	410	236	6,659
Net Operating Income - Before Unallocated Items	51,985	6,963	6,693	1,554	(236)	66,959

Reconciliation to Consolidated Statements of Income:
General and administrative expense						5,468
Costs associated with loan refinancing or payoff						6,163
Interest expense, net						18,824
Transaction costs						1,273
Depreciation and amortization						11,871
Equity in income from joint ventures						774
Discontinued operations:
Income from discontinued operations						1,331
Impairment charges						(1,800)
Costs associated with loan refinancing or payoff						(225)
Gain on sale or acquisition of real estate						18,293
Net income						41,733
Noncontrolling interests						(2)
Preferred dividend requirements						(7,552)
Net income available to common shareholders						$34,179

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto on this Form 10-Q of Entertainment Properties Trust (“the Company”, “EPR”, “we” or “us”). The forward-looking statements included in this discussion and elsewhere on this Form 10-Q involve risks and uncertainties, including anticipated financial performance, business prospects, industry trends, shareholder returns, performance of leases by tenants, performance on loans to customers and other matters, which reflect management's best judgment based on factors currently known. See “Cautionary Statement Concerning Forward-Looking Statements” which is incorporated herein by reference. Actual results and experience could differ materially from the anticipated results and other expectations expressed in our forward-looking statements as a result of a number of factors, including but not limited to those discussed in this Item and Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on February 24, 2012.

Overview

Our principal business objective is to enhance shareholder value by achieving predictable and increasing FFO and dividends per share. Our prevailing strategy is to focus on long-term investments in a limited number of categories in which we maintain a depth of knowledge and relationships, and which we believe offer sustained performance throughout all economic cycles. As of March 31, 2012, our total assets exceeded $2.7 billion, and included investments in 112 megaplex theatre properties (including two joint venture properties), 37 public charter school properties (including four properties under construction) and various restaurant, retail, entertainment, destination recreational and specialty properties located in 35 states, the District of Columbia and Ontario, Canada. As of March 31, 2012, we had invested approximately $219.9 million in development land and property under development and approximately $364.4 million in mortgage financing for entertainment, recreational and specialty properties.

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

Our real estate mortgage portfolio consists of 11 mortgage notes totaling $364.4 million at March 31, 2012. Two of these mortgage notes, totaling $178.5 million at March 31, 2012, are secured by a water-park anchored entertainment village in Kansas City, Kansas as well as two other water-parks in Texas. The remaining mortgage notes include five mortgage notes totaling $154.3 million at March 31, 2012 related to financing provided for ski areas, three mortgage notes totaling $16.7 million mortgage note related to financing for the development of three public charter school properties and one $14.9 million mortgage note related to our Atlantic-EPR I joint venture.

Our total investments were approximately $3.0 billion at March 31, 2012. Total investments is a non-GAAP financial measure defined herein as the sum of the carrying values of rental properties and rental properties held for sale (before accumulated depreciation), land held for development, property under development, mortgage notes receivable (including related accrued interest receivable), net, investment in a direct financing lease, net, investment in joint ventures, intangible assets (before accumulated amortization) and notes receivable and related accrued interest receivable, net. Below is a reconciliation of the carrying value of total investments to the constituent items in the consolidated balance sheet at March 31, 2012 (in thousands):

Rental properties, net of accumulated depreciation	$1,830,930
Rental properties held for sale, net of accumulated depreciation	3,895
Add back accumulated depreciation on rental properties	347,586
Add back accumulated depreciation on rental properties held for sale	319
Land held for development	184,457
Property under development	35,419
Mortgage notes and related accrued interest receivable, net	364,412
Investment in a direct financing lease, net	234,875
Investment in joint ventures	10,112
Intangible assets, net of accumulated amortization	4,247
Add back accumulated amortization on intangible assets	10,045
Notes receivable and related accrued interest receivable, net	4,989
Total investments	$3,031,286
Management believes that total investments is a useful measure for management and investors as it illustrates across which asset categories the Company’s funds have been invested. Of our total investments of $3.0 billion at March 31, 2012, $2.0 billion or 67% related to entertainment properties which includes megaplex theatres, entertainment retail centers and other retail parcels, $308.8 million or 10% related to education properties which includes public charter schools, $365.9 million or 12% related to recreation properties and $317.8 million or 11% related to other properties including $180.0 million related to the land held for development in Sullivan County, New York and $137.8 million related to vineyards and wineries. At March 31, 2012, affiliates of Imagine Schools, Inc. ("Imagine") are the lessees of 82% of our public charter school properties. Similarly, Peak Resorts, Inc. is the lessee of our metropolitan ski area in Ohio and is the mortgagor on five notes receivable secured by ten metropolitan ski areas and related development land.

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

Our property acquisitions and financing commitments are financed by cash from operations, borrowings under our unsecured revolving credit facility and unsecured term loan facility, long-term mortgage debt, and the sale of debt and equity securities. It has been our strategy to structure leases and financings to ensure a positive spread between our cost of capital and the rentals paid by our tenants. We have primarily acquired or developed new properties that are pre-leased to a single tenant or multi-tenant properties that have a high occupancy rate. We do not typically develop or acquire properties that are not significantly pre-leased. We have also entered into certain joint ventures and we have provided mortgage note financing as described above. We intend to continue entering into some or all of these types of arrangements in the foreseeable future.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. In preparing these financial statements, management has made its best estimates and assumptions that affect the reported assets and liabilities. The most significant assumptions and estimates relate to consolidation, revenue recognition, depreciable lives of the real estate, the valuation of real estate, accounting for real estate acquisitions, estimating reserves for uncollectible receivables and the accounting for mortgage and other notes receivable, all of which are described as our critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2011. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates. Except as noted below, for the three months ended March 31, 2012, there were no material changes to these policies.

Operating Segments
For financial reporting purposes, we group our investments into four reportable operating segments including entertainment, education, recreation and other. See Note 18 to the consolidated financial statements included in this Form 10-Q for financial information related to these operating segments.

Recent Developments

Debt Financing
On January 5, 2012, we entered into a new $240.0 million five year unsecured term loan facility. The loan matures on January 5, 2017. The facility is priced based on a grid related to our senior unsecured credit ratings, with pricing at closing of LIBOR plus 175 basis points. We also entered into interest rate swaps that effectively mitigate our risk to variable interest rates and provide a fixed interest stream (when cash flows from the debt and interest rate swaps are combined) at 2.66% for 4 years. The new facility also contains an “accordion” feature allowing it to be increased by up to an additional $110.0 million upon satisfaction of certain conditions. The net proceeds from this new unsecured term loan facility were primarily utilized to reduce the outstanding balance of our unsecured revolving credit facility to zero at closing.

Investments
On January 1, 2012, we converted $14.9 million of equity in our unconsolidated joint venture, Atlantic-EPR I, to a secured first mortgage loan of the same amount with Cantera 30 Theatre, L.P, the entity that holds direct title to the underlying theatre investment located in Warrenville, Illinois. The note is secured by the theatre, bears interest at 9.50%, requires monthly interest payments and matures on January 31, 2018.

On February 23, 2012, we acquired two TopGolf golf and dining facilities for a purchase price of $20.0 million pursuant to a sale-leaseback transaction. The facilities are located in Allen and Dallas, Texas and are leased pursuant to a long-term triple net master lease.

On February 28, 2012, we acquired two dining and entertainment facilities from Latitude Global, Inc. The facilities are located in Jacksonville, Florida and Indianapolis, Indiana and were acquired for a purchase price of $13.7 million. As a part of this transaction, we have agreed to finance an additional $7.3 million in construction costs for these two facilities. See Note 16 to the consolidated financial statements included in this Form 10-Q for further discussion.

On February 29, 2012, we entered into a secured first mortgage loan agreement for $19.3 million with Basis School, Inc. The loan is secured by a six story building and the underlying land with approximately 40,000 square feet located in Washington D.C., which is expected to be developed into a public charter school. The note bears interest beginning at 8.50% and requires monthly interest payments, and matures on September 1, 2032. The carrying value of the mortgage note at March 31, 2012 was $14.3 million.

During the three months ended March 31, 2012, we purchased two public charter school properties for a total investment of $1.3 million. The properties are located in Salt Lake City and Hurricane, Utah and are leased to HighMark. As a part of these transactions, we have agreed to finance an additional $8.8 million in redevelopment costs for these properties. See Note 16 to the consolidated financial statements included in this Form 10-Q for further discussion.

During the three months ended March 31, 2012, we advanced $8.9 million under our secured mortgage loan agreement with Peak Resorts, Inc. to provide for additional improvements made to Mount Snow. The carrying value of this mortgage note receivable at March 31, 2012 was $42.6 million. Subsequent to March 31, 2012, the maturity date for this mortgage loan agreement was extended to April 1, 2013 in accordance with a provision in the original mortgage loan agreement.

Subsequent to March 31, 2012, the Missouri Board of Education voted to close five of the public charter schools located in St. Louis, which are owned by us and operated by Imagine, due to academic underperformance. Additionally, a public charter school owned by us and operated by Imagine located in Marietta, Georgia was closed this past year and we expect one located in Mableton, Georgia and two located in Kansas City, Missouri to close at the end of this school year. We have assessed the impact of these closings on our investment in a direct financing lease with Imagine and have determined that no impairments exist and that these events are not expected to impact our ability to collect payments from Imagine under their master lease with us. This assessment considered the cross-default nature of the master lease, the ability of Imagine per the terms of the master lease to exchange the closed properties for properties that are acceptable to us (i.e. unoccupied schools for occupied schools that are acceptable from an underwriting basis), the excess cashflow that Imagine generates at the parent level and our $16.4 million letter of credit from Imagine. Imagine is current on all payments under the master lease of 27 public charter schools at this time and we do not anticipate any delay in future payments.

Vineyards and Wineries
During the three months ended March 31, 2012 or shortly thereafter, we entered into non-binding agreements to sell a portion of one of our vineyard properties as well as another winery, and began negotiations for the sale of three other vineyard and winery properties. As a result, we revised our estimated undiscounted cash flows associated with each of these asset groups, considering the shorter expected holding periods, and determined that those estimated cash flows were not sufficient to recover the carrying values of these properties.  We determined the estimated fair value of these assets to be $47.1 million using Level 3 inputs and recorded impairment charges totaling $12.8 million for the three months ended March 31, 2011.  At March 31, 2012, one of the vineyard and winery properties with a carrying value of $3.9 million has been classified as held for sale in the accompanying consolidated balance sheet included in this Form 10-Q, and the related results of operations, including the impairment of $0.8 million, has been classified within discontinued operations. See Note 15 to the consolidated financial statements included in this Form 10-Q for further details. Management estimated the fair values of these properties taking into account the various purchase offers, pending purchase agreements, input from an outside broker and previous appraisals.

Results of Operations

Three months ended March 31, 2012 compared to three months ended March 31, 2011

Rental revenue was $58.3 million for the three months ended March 31, 2012 compared to $55.4 million for the three months ended March 31, 2011. The $2.9 million increase resulted primarily from acquisitions completed in 2012 and 2011 and base rent increases on existing properties. Percentage rents of $0.5 million and $0.4 million were recognized during the three months ended March 31, 2012 and 2011, respectively. Straight-line rents of $0.4 million and $0.3 million were recognized during the three months ended March 31, 2012 and 2011, respectively.

Tenant reimbursements totaled $4.8 million for the three months ended March 31, 2012 compared to $4.7 million for the three months ended March 31, 2011. These tenant reimbursements arise from the operations of our entertainment retail centers. The $0.1 million increase is primarily due to an increase in tenant reimbursements at our retail centers in Ontario, Canada, partially offset by a decrease in reimbursements at other of our retail centers.

Mortgage and other financing income for the three months ended March 31, 2012 was $14.7 million compared to $13.6 million for the three months ended March 31, 2011. The $1.1 million increase is primarily due to increased real estate lending activities.

Our property operating expense totaled $6.2 million for both the three months ended March 31, 2012 and 2011. These property operating expenses arise from the operations of our retail centers and other specialty properties. Property operating expense increased by $0.1 million due to an increase in bad debt expense and was offset by decreases in property operating expenses at our retail centers.

Our general and administrative expense totaled $6.5 million for the three months ended March 31, 2012 compared to $5.5 million for the three months ended March 31, 2011. The increase of $1.0 million is primarily due to an increase in payroll related expenses, franchise taxes and professional fees.

Costs associated with loan refinancing or payoff, net were $6.2 million for the three months ended March 31, 2011 and related to the termination of our eight term loans outstanding under the vineyard and winery facility.  In connection with the payment in full of these term loans, the related interest rate swaps were terminated at a cost of $4.6 million (including $0.2 million which is classified within discontinued operations) and deferred financing costs, net of accumulated amortization, of $1.8 million were written off. There were no costs associated with loan refinancing or payoff for the three months ended March 31, 2012 .

Our net interest expense decreased by $0.7 million to $18.1 million for the three months ended March 31, 2012 from $18.8 million for the three months ended March 31, 2011. This decrease resulted primarily from a decreased weighted-average interest rate and decreased average borrowings used to finance our real estate acquisitions and fund our mortgage notes receivable.

Transaction costs totaled $0.2 million for the three months ended March 31, 2012 compared to $1.3 million for the three months ended March 31, 2011. The decrease of $1.1 million is due to less write off of costs associated with terminated transactions.

Impairment charges for the three months ended March 31, 2012 were $12.0 million and related to certain of our vineyard and winery properties. For further detail, see Note 4 to the consolidated financial statements included in this Form 10-Q. There were no impairment charges in continuing operations for the three months ended March 31, 2011 .

Depreciation and amortization expense totaled $12.5 million for the three months ended March 31, 2012 compared to $11.9 million for the three months ended March 31, 2011. The $0.6 million increase resulted primarily from asset acquisitions completed in 2012 and 2011.

Equity in income from joint ventures totaled $0.1 million for the three months ended March 31, 2012 compared to $0.8 million for the three months ended March 31, 2011. The $0.7 million decrease is due to the January 1, 2012 conversion of $14.9 million of equity in Atlantic-EPR I, which earned a preferred return of 15%, into a loan from us at a rate of 9.5%. For further detail, see Note 5 to the consolidated financial statements included in this Form 10-Q. Additionally, the decrease resulted from a lease amendment on the underlying theatre property held by Atlantic-EPR I, which reduced the theatre square footage and annual rent.

Loss from discontinued operations totaled $0.8 million for the three months ended March 31, 2012 and included the operations and related impairment charge of $0.8 million for the Pope Valley vineyard and winery (Pope Valley) which was held for sale as of March 31, 2012 . Loss from discontinued operations totaled $0.7 million (including a $1.8 million impairment charge) for the three months ended March 31, 2011 and related to Pope Valley, as well as the operations of the Toronto Dundas Square property which was sold on March 29, 2011, the operations of the Gary Farrell winery sold on April 28, 2011 (including a $1.0 million lease termination fee), and the EOS vineyard and winery sold on September 20, 2011. For further detail, see Note 15 to the consolidated financial statements included in this Form 10-Q for further details.

Gain on sale or acquisition of real estate from discontinued operations was $0.3 million for the three months ended March 31, 2012 and was due to the settlement of certain reserves established with the March 29, 2011 sale of Toronto Dundas Square. Gain on sale or acquisition of real estate from discontinued operations of $18.3 million for the three months ended March 31, 2011 was due to the March 29, 2011 sale of Toronto Dundas Square.

Preferred dividend requirements for the three months ended March 31, 2012 were $6.0 million compared to $7.6 million for the three months ended March 31, 2011. The $1.6 million decrease is due to the redemption of 3.2 million Series B preferred shares on August 31, 2011.

Liquidity and Capital Resources

Cash and cash equivalents were $11.5 million at March 31, 2012. In addition, we had restricted cash of $24.9 million at March 31, 2012. Of the restricted cash at March 31, 2012, $14.6 million relates to cash held for our borrowers’ debt service reserves for mortgage notes receivable, $2.2 million relates to escrow balances required in connection with the sale of Toronto Dundas Square and the balance represents deposits required in connection with debt service, payment of real estate taxes and capital improvements.

Mortgage Debt, Credit Facilities and Term Loan
As of March 31, 2012, we had total debt outstanding of $1.2 billion of which $666.2 million was fixed rate mortgage debt secured by a portion of our rental properties and mortgage notes receivable, with a weighted average interest rate of approximately 6.1%.

We have $250.0 million in unsecured 7.750% senior notes due on July 15, 2020 that are guaranteed by certain of our subsidiaries. The notes contain various covenants, including: (i) a limitation on incurrence of any debt which would cause the ratio of our debt to adjusted total assets to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause the ratio of secured debt to adjusted total assets to exceed 40%; (iii) a limitation on incurrence of any debt which would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of our total unencumbered assets to be not less than 150% of our outstanding unsecured debt.

At March 31, 2012, we had $58.0 million in debt outstanding under our $400.0 million unsecured revolving credit facility, with interest at a floating rate of LIBOR plus 160 basis points (1.94% at March 31, 2012). The facility has a term expiring October 13, 2015 with a one year extension available at our option. The amount that we are able to borrow on our unsecured revolving credit facility is a function of the values and advance rates, as defined by the credit agreement, assigned to the assets included in the borrowing base less outstanding letters of credit and less other liabilities. As of March 31, 2012, our total availability under the unsecured revolving credit facility was $342.0 million.

Additionally, on January 5, 2012, we entered into a new $240.0 million five year unsecured term loan facility. The loan matures on January 5, 2017. The facility is priced based on a grid related to our senior unsecured credit ratings, with pricing at closing of LIBOR plus 175 basis points. We also entered into interest rate swaps that effectively mitigate our risk to variable interest rates and provide a fixed interest stream (when cash flows from the debt and interest rate swaps are combined) at 2.66% for 4 years. The new unsecured facility also contains an “accordion” feature allowing it to be increased by up to an additional $110.0 million upon satisfaction of certain conditions.

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

Certain of our long-term debt agreements contain customary restrictive covenants related to financial and operating performance as well as certain cross-default provisions. We were in compliance with all financial covenants at March 31, 2012.

Liquidity Requirements

Short-term liquidity requirements consist primarily of normal recurring corporate operating expenses, debt service requirements and distributions to shareholders. We meet these requirements primarily through cash provided by operating activities. Net cash provided by operating activities was $42.0 million and $35.0 million for the three months ended March 31, 2012 and 2011, respectively. Net cash used by investing activities was $69.8 million for the three months ended March 31, 2012 and net cash provided by investing activities was $157.4 million for the three months ended March 31, 2011. Net cash provided by financing activities was $24.5 million and net cash used by financing activities was $189.2 million for the three months ended March 31, 2012 and 2011, respectively. We anticipate that our cash on hand, cash from operations, and funds available under our unsecured revolving credit facility will provide adequate liquidity to fund our operations, make interest and principal payments on our debt, and allow distributions to our shareholders and avoid corporate level federal income or excise tax in accordance with REIT Internal Revenue Code requirements.

Commitments

As of March 31, 2012, we have ten entertainment development projects under construction for which we have agreed to finance the development costs. At March 31, 2012, we have commitments to fund approximately $50.7 million of additional improvements which are expected to be funded in 2012. Development costs are advanced by us in periodic draws. If we determine that construction is not being completed in accordance with the terms of the development agreements, we can discontinue funding construction draws. We have agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

We have agreed to finance future development costs for four of our education properties. At March 31, 2012, we have commitments to fund approximately $14.1 million of additional improvements for these properties which is expected to be funded in 2012. Development costs are advanced by us in periodic draws. If we determine that construction is not being completed in accordance with the terms of the development agreement, we can discontinue funding construction draws. We have agreed to lease the properties to the operators at pre-determined rate upon completion of construction.

We have provided a guarantee of the payment of certain economic development revenue bonds related to four theatres in Louisiana for which we earn a fee at an annual rates of 1.75% to 2.88% over the 30 year term of the bond. We have recorded $4.5 million as a deferred asset included in other assets and $4.5 million included in other liabilities in the accompanying consolidated balance sheet as of March 31, 2012 related to this guarantee. No amounts have been accrued as a loss contingency related to this guarantee because we have determined that payment by us is not probable.

We have certain commitments related to our mortgage note investments that we may be required to fund in the future. We are generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of March 31, 2012, we had six mortgage notes receivable with commitments totaling approximately $40.5 million. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

Liquidity Analysis

In analyzing our liquidity, we generally expect that our cash provided by operating activities will meet our normal recurring operating expenses, recurring debt service requirements and distributions to shareholders.

During 2012 and 2013, we have approximately $65.3 million and $98.5 million, respectively, of consolidated debt maturities. Our cash commitments, as described above, include additional commitments under various mortgage notes receivable totaling approximately $40.5 million. Of the $40.5 million of mortgage note receivable commitments, approximately $10.1 million is expected to be funded in 2012.

Our sources of liquidity as of March 31, 2012 to pay the above 2012 commitments include the remaining amount available under our unsecured revolving credit facility of approximately $342.0 million and unrestricted cash on hand of $11.5 million. Accordingly, while there can be no assurance, we expect that our sources of cash will exceed our existing commitments over the remainder of 2012.

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

Off Balance Sheet Arrangements

At March 31, 2012, we had a 38.2% and 27.1% investment interest in two unconsolidated real estate joint ventures, Atlantic-EPR I and Atlantic-EPR II, respectively, which are accounted for under the equity method of accounting. We do not anticipate any material impact on our liquidity as a result of commitments involving those joint ventures. As further discussed in Note 5 to the consolidated financial statements included in this Form 10-Q, on January 1, 2012, we converted a $14.9 million equity interest in Atlantic-EPR I to a secured first mortgage loan of the same amount. We recognized a loss of $57 thousand and income of $674 thousand during the three months ended March 31, 2012 and 2011, respectively, from our equity investment in the Atlantic-EPR I joint venture. We recognized income of $106 thousand and $96 thousand from our equity investment in the Atlantic-EPR II joint venture during the three months ended March 31, 2012 and 2011, respectively. The Atlantic-EPR II joint venture has a mortgage note payable secured by a megaplex theatre. The note held by Atlantic EPR-II totals $12.1 million at March 31, 2012 and matures in September 2013. Condensed financial information for Atlantic-EPR I and Atlantic-EPR II joint ventures is included in Note 8 to the consolidated financial statements included in this Form 10-Q.

The partnership agreements for Atlantic-EPR I and Atlantic-EPR II allow the our partner, Atlantic of Hamburg, Germany (“Atlantic”), to exchange up to a maximum of 10% of its ownership interest per year in each of the joint ventures for our common shares or, at our discretion, the cash value of those shares as defined in each of the partnership agreements. During 2011, we paid Atlantic cash of $2.5 million and $258 thousand in exchange for additional ownership of 11.3% and 2.0% for Atlantic-EPR I and Atlantic-EPR II, respectively. During the three months ended March 31, 2012, we paid Atlantic cash of $143 thousand and $75 thousand in exchange for additional ownership of 0.6% for each of Atlantic-EPR I and Atlantic-EPR II, respectively. These exchanges did not impact total partners’ equity in either Atlantic-EPR I or Atlantic-EPR II.

In addition, as of March 31, 2012 and December 31, 2011, we had invested $4.2 million in unconsolidated joint ventures for three theatre projects located in China. We recognized a loss of $2 thousand and income of $4 thousand from its investment in these joint ventures for the three months ended March 31, 2012 and 2011, respectively.

Capital Structure and Coverage Ratios

We believe that our shareholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest, fixed charge and debt service coverage ratios. We expect to maintain our debt to gross assets ratio (i.e. total long-term debt to total assets plus accumulated depreciation) between 35% and 45%. However, the timing and size of our equity and debt offerings may cause us to temporarily operate over this threshold. At March 31, 2012, this ratio was 39%. Our long-term debt as a percentage of our total market capitalization at March 31, 2012 was 33%; however, we do not manage to a ratio based on total market capitalization due to the inherent variability that is driven by changes in the market price of our common shares. We calculate our total market capitalization of $3.7 billion by aggregating the following at March 31, 2012:

•	Common shares outstanding of 46,822,000 multiplied by the last reported sales price of our common shares on the NYSE of $46.38 per share, or $2.2 billion;

•	Aggregate liquidation value of our Series C convertible preferred shares of $135.0 million;

•	Aggregate liquidation value of our Series D preferred shares of $115.0 million;

•	Aggregate liquidation value of our Series E convertible preferred shares of $86.3 million; and

•	Total long-term debt of $1.2 billion.
Our interest coverage ratio for the three months ended March 31, 2012 and 2011 was 3.6 times and 3.5 times, respectively. Interest coverage is calculated as the interest coverage amount (as calculated in the following table) divided by interest expense, gross (as calculated in the following table). We consider the interest coverage ratio to be an appropriate supplemental measure of a company’s ability to meet its interest expense obligations and management believes it is useful to investors in this regard. Our calculation of the interest coverage ratio may be different from the calculation used by other companies, and therefore, comparability may be limited. This information should not be considered as an alternative to any U.S. generally accepted accounting principles (“GAAP”) liquidity measures. The following table shows the calculation of our interest coverage ratios. Amounts below include the impact of discontinued operations, which are separately classified in the consolidated statements of income included in this Form 10-Q (unaudited, dollars in thousands):

	Three Months Ended March 31,
	2012	2011
Net income	$21,390	$41,733
Interest expense, gross	18,350	18,947
Interest cost capitalized	(156)	(97)
Depreciation and amortization	12,457	13,869
Share-based compensation expense to management and trustees	1,464	1,367
Costs associated with loan refinancing or payoff	—	6,388
Straight-line rental revenue	(388)	(518)
Gain on sale or acquisition of real estate	(282)	(18,293)
Transaction costs	158	1,273
Impairment charges	12,843	1,800
Interest coverage amount	$65,836	$66,469

Interest expense, net	$18,130	$18,845
Interest income	64	5
Interest cost capitalized	156	97
Interest expense, gross	$18,350	$18,947

Interest coverage ratio	3.6	3.5

The interest coverage amount per the above table is a non-GAAP financial measure and should not be considered an alternative to any GAAP liquidity measures. It is most directly comparable to the GAAP liquidity measure, “Net cash provided by operating activities,” and is not directly comparable to the GAAP liquidity measures, “Net cash used in investing activities” and “Net cash provided by financing activities.” The interest coverage amount can be reconciled to “Net cash provided by operating activities” per the consolidated statements of cash flows included in this Form 10-Q as follows. Amounts below include the impact of discontinued operations, which are separately classified in the consolidated statements of cash flows included in this Form 10-Q (unaudited, dollars in thousands):

	Three Months Ended March 31,
	2012	2011
Net cash provided by operating activities	$41,959	$35,004
Equity in income from joint ventures	47	774
Distributions from joint ventures	(354)	(652)
Amortization of deferred financing costs	(1,085)	(1,023)
Amortization of above market leases, net	—	(20)
Increase in mortgage notes accrued interest receivable	13	—
Decrease in restricted cash	(1,439)	(740)
Increase (decrease) in accounts receivable, net	393	(1,353)
Decrease in notes and accrued interest receivable	(26)	(23)
Increase in direct financing lease receivable	1,256	1,255
Increase in other assets	3,171	1,416
Decrease in accounts payable and accrued liabilities	6,565	7,572
Decrease (increase) in unearned rents	(2,628)	25
Straight-line rental revenue	(388)	(518)
Interest expense, gross	18,350	18,947
Interest cost capitalized	(156)	(97)
Costs associated with loan refinancing or payoff (cash portion)	—	4,629
Transaction costs	158	1,273
Interest coverage amount	$65,836	$66,469
Our fixed charge coverage ratio for the three months ended March 31, 2012 and 2011 was 2.7 times and 2.5 times, respectively. The fixed charge coverage ratio is calculated in exactly the same manner as the interest coverage ratio, except that preferred share dividends are also added to the denominator. We consider the fixed charge coverage ratio to be an appropriate supplemental measure of a company’s ability to make its interest and preferred share dividend payments and management believes it is useful to investors in this regard. Our calculation of the fixed charge coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures. Amounts below include the impact of discontinued operations, which are separately classified in the consolidated statements of income included in this Form 10-Q. The following table shows the calculation of our fixed charge coverage ratios (unaudited, dollars in thousands):

	Three Months Ended March 31,
	2012	2011
Interest coverage amount	$65,836	$66,469

Interest expense, gross	18,350	18,947
Preferred share dividends	6,001	7,552
Fixed charges	$24,351	$26,499

Fixed charge coverage ratio	2.7	2.5

Our debt service coverage ratio for the three months ended March 31, 2012 and 2011 was 2.7 times and 2.6 times, respectively. The debt service coverage ratio is calculated in exactly the same manner as the interest coverage ratio, except that recurring principal payments are also added to the denominator. We consider the debt service coverage ratio to be an appropriate supplemental measure of a company’s ability to make its debt service payments and management believes it is useful to investors in this regard. Our calculation of the debt service coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures. Amounts below include the impact of discontinued operations, which are separately classified in the consolidated statements of income included in this Form 10-Q. The following table shows the calculation of our debt service coverage ratios (unaudited, dollars in thousands):

	Three Months Ended March 31,
	2012	2011
Interest coverage amount	$65,836	$66,469

Interest expense, gross	18,350	18,947
Recurring principal payments	6,327	6,262
Debt service	$24,677	$25,209

Debt service coverage ratio	2.7	2.6

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

The following table summarizes our FFO, including per share amounts, for the three months ended March 31, 2012 and 2011 (unaudited, in thousands, except per share information):

	Three Months Ended March 31,
	2012	2011
Net income available to common shareholders of Entertainment Properties Trust	$15,371	$34,179
Gain on sale or acquisition of real estate	(282)	(18,293)
Real estate depreciation and amortization	12,197	13,598
Allocated share of joint venture depreciation	141	109
Impairment charges	12,843	1,800
FFO available to common shareholders of Entertainment Properties Trust	$40,270	$31,393
FFO per common share attributable to Entertainment Properties Trust:
Basic	$0.86	$0.68
Diluted	0.86	0.67
Shares used for computation (in thousands):
Basic	46,677	46,503
Diluted	46,945	46,805
Other financial information:
Dividends per common share	$0.75	$0.70
The additional 1.9 million common shares that would result from the conversion of our 5.75% Series C cumulative convertible preferred shares and the additional 1.6 million common shares that would result from the conversion of our 9.0% Series E cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted earnings per share for the three months ended March 31, 2012 and 2011 because the effect is anti-dilutive.

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
The following table summarizes our AFFO for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
FFO available to common shareholders of Entertainment Properties Trust	$40,270	$31,393
Adjustments:
Transaction costs	158	1,273
Non-real estate depreciation and amortization	260	270
Deferred financing fees amortization	1,085	1,023
Costs associated with loan refinancing or payoff	—	6,388
Share-based compensation expense to management and trustees	1,464	1,367
Maintenance capital expenditures (1)	(354)	(1,602)
Straight-lined rental revenue	(388)	(518)
Non-cash portion of mortgage and other financing income	(1,258)	(1,258)
Amortization of above market leases, net	—	20
AFFO available to common shareholders of Entertainment Properties Trust	$41,237	$38,356

(1)	Includes maintenance capital expenditures and certain second generation tenant improvements and leasing commissions.

Impact of Recently Issued Accounting Standards

In June 2011, the FASB issued ASU 2011-05 Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in equity. The Company adopted ASU 2011-05 during first quarter of 2012 and it did not have a material effect on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, primarily relating to potential losses due to changes in interest rates and foreign currency exchange rates. We seek to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new long-term fixed rate borrowings whenever possible. We also have a $400.0 million unsecured revolving credit facility with $58.0 million outstanding as of March 31, 2012 and a $10.7 million bond, both of which bear interest at a floating rate. In addition, on January 5, 2012, we entered into a $240.0 million five year unsecured term loan facility which bears interest at a floating rate. As further described in Note 9 to the consolidated financial statements included in this Form 10-Q, this LIBOR based debt was converted with interest rate swaps to a fixed rate of 2.66% for four years.
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
We are exposed to foreign currency risk against our functional currency, the US dollar, on our five Canadian properties. We financed the acquisition of four of our Canadian entertainment retail centers with a fixed rate mortgage loan from a Canadian lender in the original aggregate principal amount of approximately U.S. $97.0 million. The loan was made and is payable by us in CAD, and the rents received from tenants of the properties are payable in CAD.

As discussed above, we have partially mitigated the impact of foreign currency exchange risk on four of our Canadian properties by matching Canadian dollar debt financing with Canadian dollar rents. To further mitigate our foreign currency risk in future periods on these Canadian properties, during the second quarter of 2007, we entered into a cross currency swap with a notional value of $76.0 million CAD and $71.5 million U.S. The swap calls for monthly exchanges from January 2008 through February 2014 with us paying CAD based on an annual rate of 17.16% of the notional amount and receiving U.S. dollars based on an annual rate of 17.4% of the notional amount. There is no initial or final exchange of the notional amounts. The net effect of this swap is to lock in an exchange rate of $1.05 CAD per U.S. dollar on approximately $13.0 million of annual CAD denominated cash flows. These foreign currency derivatives should hedge a significant portion of our expected CAD denominated FFO of these four Canadian properties through February 2014 as their impact on our reported FFO when settled should move in the opposite direction of the exchange rates utilized to translate revenues and expenses of these properties.
In order to also hedge our net investment on the four Canadian properties, we entered into a forward contract with a notional amount of $100.0 million CAD and a February 2014 settlement date which coincides with the maturity of our underlying mortgage on these four properties. The exchange rate of this forward contract is approximately $1.04 CAD per U.S. dollar. This forward contract should hedge a significant portion of our CAD denominated net investment in these four centers through February 2014 as the impact on accumulated other comprehensive income from marking the derivative to market should move in the opposite direction of the translation adjustment on the net assets of our four Canadian properties.

Additionally, we have entered into foreign currency forward agreements to hedge the currency fluctuations related to the monthly cash flows of our Canadian properties. These foreign currency forwards settled or settle at the end of each month from February to December 2012 and lock in exchange rates of $1.00 CAD to $1.01 CAD per U.S. dollar on approximately $500 thousand monthly CAD denominated cash flows.
See Note 11 to the consolidated financial statements included in this Form 10-Q for additional information on our derivative financial instruments and hedging activities.

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

There have not been any changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter of the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On June 7, 2011, affiliates of Louis Cappelli, Concord Associates, L.P., Concord Resort, LLC and Concord Kiamesha LLC, filed a complaint with the Supreme Court of the State of New York, County of Sullivan, against a subsidiary of the Company seeking a declaratory judgment on certain of the subsidiary's obligations under a previously disclosed settlement agreement involving these entities, an order that the Company subsidiary execute the golf course lease and the “Racino Parcel” lease subject to the settlement agreement, and an extension of the restrictive covenant against ownership or operation of a casino on the Concord resort property under the settlement agreement, which covenant was set to expire on December 31, 2011. On October 20, 2011, Concord Associates, L.P., Concord Resort, LLC and Concord Kiamesha LLC filed a complaint with the Supreme Court of the State of New York, County of Westchester against the Company and certain of its subsidiaries alleging breach of contract and breach of the duty of good faith and fair dealing with respect to a casino development agreement relating to a planned casino and resort development in Sullivan County, New York. Plaintiffs are seeking specific performance with respect to such agreement and money damages of $800.0 million, plus interest and attorneys' fees. On March 7, 2012, Concord Associates, L.P. and seven other companies affiliated with Mr. Cappelli and Concord Associates, L.P. filed a new complaint against the Company and certain of its subsidiaries, as well as Empire Resorts, Inc. and its subsidiary Monticiello Raceway Management, Inc., in the United States District Court for the Southern District of New York. The complaint alleges restraint of trade, conspiracy to monopolize, unlawful monopolization, against the Company and the Empire Resorts parties, as well as tortious interference against the Empire Resorts parties, in relation to a proposed development transaction on the same Sullivan County, New York resort property. Plaintiffs seek damages of $1.5 billion, plus interest and attorneys' fees. The Company intends to vigorously defend the claims asserted against the Company and certain of its subsidiaries by the Concord entities for which it believes it has meritorious defenses.

Item 1A. Risk Factors

There were no material changes during the quarter from the risk factors previously discussed in Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on February 24, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31, 2012 common stock	73,413	(1)	$43.71	—	$—
February 1 through February 29, 2012 common stock	1,377	(1)	45.66	—	—
March 1 through March 31, 2012 common stock	2,340	(1)	46.63	—	—

Total	77,130		$43.83	—	$—

(1) The repurchase of equity securities during January of 2012 was completed in conjunction with the vesting of employee nonvested shares. The repurchase of equity securities during February and March 2012 was completed in conjunction with employee stock option exercises. These repurchases were not made pursuant to a publicly announced plan or program.

Item 3. Defaults Upon Senior Securities

There were no reportable events during the quarter ended March 31, 2012.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

There were no reportable events during the quarter ended March 31, 2012.

Item 6. Exhibits

10.1
Credit Agreement, dated January 5, 2012, among the Company; certain of its subsidiaries; the lenders defined therein; KeyBank National Association, as administrative agent; J.P. Morgan Securities, Inc., RBC Capital Markets, LLC, and Citicorp Global Markets, Inc., as co-syndication agents; and each of KeyBanc Capital Markets, LLC, J.P. Morgan Securities, Inc., RBC Capital Markets, LLC, and Citigroup Global Markets, Inc., as joint lead arrangers and joint book runners, which is attached as Exhibit 10.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on January 5, 2012, is hereby incorporated by reference as Exhibit 10.1

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
* Filed herewith.

PLEASE NOTE: Pursuant to the rules and regulations of the Securities and Exchange Commission, we have filed or incorporated by reference the agreements referenced above as exhibits to this Form 10-Q. The agreements have been filed to provide investors with information regarding their respective terms. The agreements are not intended to provide any other factual information about the Company or its business or operations. In particular, the assertions embodied in any representations, warranties and covenants contained in the agreements may be subject to qualifications with respect to knowledge and materiality different from those applicable to investors and may be qualified by information in confidential disclosure schedules not included with the exhibits. These disclosure schedules may contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants set forth in the agreements. Moreover, certain representations, warranties and covenants in the agreements may have been used for the purpose of allocating risk between the parties, rather than establishing matters as facts. In addition, information concerning the subject matter of the representations, warranties and covenants may have changed after the date of the respective agreement, which subsequent information may or may not be fully reflected in the Company's public disclosures. Accordingly, investors should not rely on the representations, warranties and covenants in the agreements as characterizations of the actual state of facts about the Company or its business or operations on the date hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERTAINMENT PROPERTIES TRUST

Dated:	May 2, 2012	By	/s/ David M. Brain
David M. Brain, President and Chief Executive Officer (Principal Executive Officer)

Dated:	May 2, 2012	By	/s/ Mark A. Peterson
Mark A. Peterson, Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Chief Accounting Officer)

Exhibit Index

10.1
Credit Agreement, dated January 5, 2012, among the Company; certain of its subsidiaries; the lenders defined therein; KeyBank National Association, as administrative agent; J.P. Morgan Securities, Inc., RBC Capital Markets, LLC, and Citicorp Global Markets, Inc., as co-syndication agents; and each of KeyBanc Capital Markets, LLC, J.P. Morgan Securities, Inc., RBC Capital Markets, LLC, and Citigroup Global Markets, Inc., as joint lead arrangers and joint book runners, which is attached as Exhibit 10.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on January 5, 2012, is hereby incorporated by reference as Exhibit 10.1

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

31.2*
Certification of Mark A. Peterson pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached hereto as Exhibit 31.2

32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is attached hereto as Exhibit 32.1

32.2*	Certification by Chief Financial Officer pursuant to 18 USC 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is attached hereto as Exhibit 32.2

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
* Filed herewith.

PLEASE NOTE: Pursuant to the rules and regulations of the Securities and Exchange Commission, we have filed or incorporated by reference the agreements referenced above as exhibits to this Form 10-Q. The agreements have been filed to provide investors with information regarding their respective terms. The agreements are not intended to provide any other factual information about the Company or its business or operations. In particular, the assertions embodied in any representations, warranties and covenants contained in the agreements may be subject to qualifications with respect to knowledge and materiality different from those applicable to investors and may be qualified by information in confidential disclosure schedules not included with the exhibits. These disclosure schedules may contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants set forth in the agreements. Moreover, certain representations, warranties and covenants in the agreements may have been used for the purpose of allocating risk between the parties, rather than establishing matters as facts. In addition, information concerning the subject matter of the representations, warranties and covenants may have changed after the date of the respective agreement, which subsequent information may or may not be fully reflected in the Company's public disclosures. Accordingly, investors should not rely on the representations, warranties and covenants in the agreements as characterizations of the actual state of facts about the Company or its business or operations on the date hereof.