Form 10-Q
period 2012-06-30
ENTERTAINMENT PROPERTIES TRUST
filed 2012-07-27
CIK 1045450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

At July 26, 2012, there were 46,838,465 common shares outstanding.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

With the exception of historical information, certain statements contained or incorporated by reference herein may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as those pertaining to our acquisition or disposition of properties, our capital resources, future expenditures for development projects, and our results of operations. Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of actual events. There is no assurance the events or circumstances reflected in the forward-looking statements will occur. You can identify forward-looking statements by use of words such as “will be,” “intend,” “continue,” “believe,” “may,” “expect,” “hope,” “anticipate,” “goal,” “forecast,” “expects,” “pipeline,” “anticipates,” “estimates,” “offers,” “plans” “would,” or other similar expressions or other comparable terms or discussions of strategy, plans or intentions in this Form 10-Q. In addition, references to our budgeted amounts and guidance are forward-looking statements. Factors that could materially and adversely affect us include, but are not limited to, the factors listed below:

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

•	Risks associated with use of leverage to acquire properties;

•	Financing arrangements that require lump-sum payments;

•	Our ability to raise capital;

•	Covenants in our debt instruments that limit our ability to take certain actions;

•	Risks of acquiring and developing properties and real estate companies;

•	The lack of diversification of our investment portfolio;

•	Our continued qualification as a real estate investment trust for U.S federal income tax purposes ("REIT");

i

•	The ability of our subsidiaries to satisfy their obligations;

•	Financing arrangements that expose us to funding or purchase risks;

•	We have a limited number of employees and the loss of personnel could harm operations;

•	Fluctuations in the value of real estate income and investments;

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

These forward-looking statements represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. For further discussion of these factors see Item 1A. "Risk Factors" in this Form 10-Q and Item 1A. "Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (“SEC”) on February 24, 2012.

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

ii

iii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
ENTERTAINMENT PROPERTIES TRUST Consolidated Balance Sheets (Dollars in thousands except share data)

	June 30, 2012	December 31, 2011
	(unaudited)
Assets
Rental properties, net of accumulated depreciation of $355,945 and $335,116 at June 30, 2012 and December 31, 2011, respectively	$1,833,893	$1,819,176
Rental properties held for sale, net	3,895	4,696
Land held for development	188,874	184,457
Property under development	40,141	22,761
Mortgage notes and related accrued interest receivable, net	403,619	325,097
Investment in a direct financing lease, net	236,157	233,619
Investment in joint ventures	10,577	25,053
Cash and cash equivalents	12,739	14,625
Restricted cash	19,165	19,312
Intangible assets, net	3,871	4,485
Deferred financing costs, net	18,452	18,527
Accounts receivable, net	33,138	35,005
Notes and related accrued interest receivable, net	5,007	5,015
Other assets	24,139	22,167
Total assets	$2,833,667	$2,733,995
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$37,485	$36,036
Common dividends payable	35,128	32,709
Preferred dividends payable	6,002	6,002
Unearned rents and interest	11,982	6,850
Long-term debt	1,270,560	1,154,295
Total liabilities	1,361,157	1,235,892
Equity:
Common Shares, $.01 par value; 75,000,000 shares authorized; and 48,279,507 and 48,062,593 shares issued at June 30, 2012 and December 31, 2011, respectively	482	480
Preferred Shares, $.01 par value; 25,000,000 shares authorized:
5,400,000 Series C convertible shares issued at June 30, 2012 and December 31, 2011; liquidation preference of $135,000,000	54	54
4,600,000 Series D shares issued at June 30, 2012 and December 31, 2011; liquidation preference of $115,000,000	46	46
3,450,000 Series E convertible shares issued at June 30, 2012 and December 31, 2011; liquidation preference of $86,250,000	35	35
Additional paid-in-capital	1,752,784	1,719,066
Treasury shares at cost: 1,442,159 and 1,335,879 common shares at June 30, 2012 and December 31, 2011, respectively	(49,539)	(44,834)
Accumulated other comprehensive income	20,680	23,463
Distributions in excess of net income	(252,338)	(228,261)
Entertainment Properties Trust shareholders’ equity	1,472,204	1,470,049
Noncontrolling interests	306	28,054
Equity	$1,472,510	$1,498,103
Total liabilities and equity	$2,833,667	$2,733,995
See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST Consolidated Statements of Income (Unaudited) (Dollars in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Rental revenue	$59,211	$56,024	$117,494	$111,406
Tenant reimbursements	4,365	4,515	9,186	9,176
Other income	107	131	133	155
Mortgage and other financing income	15,256	13,747	29,976	27,262
Total revenue	78,939	74,417	156,789	147,999
Property operating expense	5,245	6,579	11,419	12,769
Other expense	431	677	916	1,157
General and administrative expense	5,821	5,105	12,288	10,573
Costs associated with loan refinancing or payoff	—	—	—	5,339
Interest expense, net	18,459	17,287	36,600	36,031
Transaction costs	31	76	189	1,349
Impairment charges	—	24,298	8,195	24,298
Depreciation and amortization	12,791	11,782	25,073	23,455
Income before equity in income from joint ventures and discontinued operations	36,161	8,613	62,109	33,028
Equity in income from joint ventures	278	781	324	1,555
Income from continuing operations	$36,439	$9,394	$62,433	$34,583
Discontinued operations:
Income (loss) from discontinued operations	(59)	566	(297)	1,666
Impairment charges	—	(9,958)	(4,648)	(11,758)
Costs associated with loan refinancing or payoff	—	—	—	(1,049)
Gain on sale or acquisition of real estate	438	—	720	18,293
Net income	36,818	2	58,208	41,735
Add: Net income attributable to noncontrolling interests	(19)	—	(37)	(2)
Net income attributable to Entertainment Properties Trust	36,799	2	58,171	41,733
Preferred dividend requirements	(6,002)	(7,551)	(12,003)	(15,103)
Net income (loss) available to common shareholders of Entertainment Properties Trust	$30,797	$(7,549)	$46,168	$26,630
Per share data attributable to Entertainment Properties Trust common shareholders:
Basic earnings per share data:
Income from continuing operations	$0.65	$0.04	$1.08	$0.42
Income (loss) from discontinued operations	0.01	(0.20)	(0.09)	0.15
Net income (loss) available to common shareholders	$0.66	$(0.16)	$0.99	$0.57
Diluted earnings per share data:
Income from continuing operations	$0.64	$0.04	$1.07	$0.42
Income (loss) from discontinued operations	0.01	(0.20)	(0.09)	0.15
Net income (loss) available to common shareholders	$0.65	$(0.16)	$0.98	$0.57
Shares used for computation (in thousands):
Basic	46,826	46,648	46,751	46,576
Diluted	47,068	46,956	47,006	46,880
See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST Consolidated Statements of Comprehensive Income (Unaudited) (Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$36,818	$2	$58,208	$41,735
Other comprehensive income (loss):
Foreign currency translation adjustment	(2,910)	828	(124)	9,558
Change in unrealized loss on derivatives	(171)	(864)	(2,659)	(3,846)
Comprehensive income (loss)	33,737	(34)	55,425	47,447
Comprehensive income attributable to the noncontrolling interests	(19)	—	(37)	(2)
Comprehensive income (loss) attributable to Entertainment Properties Trust	$33,718	$(34)	$55,388	$47,445
See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST Consolidated Statements of Changes in Equity Six Months Ended June 30, 2012 (Unaudited) (Dollars in thousands)

	Entertainment Properties Trust Shareholders’ Equity
	Common Stock		Preferred Stock		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income (loss)	Distributions in excess of net income	Noncontrolling Interests	Total
	Shares	Par	Shares	Par
Balance at December 31, 2011	48,062,593	$480	13,450,000	$135	$1,719,066	$(44,834)	$23,463	$(228,261)	$28,054	$1,498,103
Restricted share units issued to Trustees	10,925	—	—	—	488	—	—	—	—	488
Issuance of nonvested shares, including nonvested shares issued for the payment of bonuses	148,095	1	—	—	1,486	—	—	—	—	1,487
Cancellation of 185 employee nonvested shares	—	—	—	—	5	(5)	—	—	—	—
Amortization of nonvested shares	—	—	—	—	2,266	—	—	—	—	2,266
Share option expense	—	—	—	—	481	—	—	—	—	481
Foreign currency translation adjustment	—	—	—	—	—	—	(124)	—	—	(124)
Change in unrealized gain/loss on derivatives	—	—	—	—	—	—	(2,659)	—	—	(2,659)
Net income	—	—	—	—	—	—	—	58,171	37	58,208
Purchase of 73,411 common shares for treasury	—	—	—	—	—	(3,209)	—	—	—	(3,209)
Issuances of common shares	4,464	—	—	—	197	—	—	—	—	197
Stock option exercises, net	53,430	1	—	—	1,010	(1,491)	—	—	—	(480)
Dividends to common and preferred shareholders	—	—	—	—	—	—	—	(82,248)	—	(82,248)
Forfeiture of noncontrolling interest	—	—	—	—	27,785	—	—	—	(27,785)	—
Balance at June 30, 2012	48,279,507	$482	13,450,000	$135	$1,752,784	$(49,539)	$20,680	$(252,338)	$306	$1,472,510

See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST Consolidated Statements of Cash Flows (Unaudited) (Dollars in thousands)

	Six Months Ended June 30,
	2012	2011
Operating activities:
Net income	$58,208	$41,735
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash impairment charges	8,195	24,298
Loss (income) from discontinued operations	4,225	(7,152)
Costs associated with loan refinancing or payoff (non-cash portion)	—	1,759
Equity in income from joint ventures	(324)	(1,555)
Distributions from joint ventures	638	1,304
Depreciation and amortization	25,073	23,455
Amortization of deferred financing costs	2,177	1,787
Share-based compensation expense to management and trustees	2,998	2,841
Decrease in restricted cash	1,851	1,649
Increase in mortgage notes accrued interest receivable	(37)	—
Decrease in accounts receivable, net	494	1,015
Decrease in notes receivable and accrued interest receivable	8	48
Increase in direct financing lease receivable	(2,538)	(2,553)
Increase in other assets	(1,051)	(1,874)
Increase (decrease) in accounts payable and accrued liabilities	(1,156)	2,927
Increase in unearned rents and interest	2,511	138
Net operating cash provided by continuing operations	101,272	89,822
Net operating cash provided by discontinued operations	2,168	2,508
Net cash provided by operating activities	103,440	92,330
Investing activities:
Acquisition of rental properties and other assets	(40,424)	(38,924)
Investment in unconsolidated joint ventures	(661)	(2,784)
Investment in mortgage notes receivable	(64,561)	(6,036)
Investment in a direct financing lease, net	—	(2,113)
Additions to properties under development	(43,597)	(18,437)
Net cash used by investing activities of continuing operations	(149,243)	(68,294)
Net cash used by other investing activities of discontinued operations	—	(58)
Net proceeds from sale of real estate from discontinued operations	12,969	212,396
Net cash provided (used) by investing activities	(136,274)	144,044
Financing activities:
Proceeds from long-term debt facilities	396,000	195,000
Principal payments on long-term debt	(279,663)	(345,352)
Deferred financing fees paid	(2,101)	(934)
Net proceeds from issuance of common shares	133	145
Impact of stock option exercises, net	(480)	(499)
Purchase of common shares for treasury	(3,209)	(3,070)
Dividends paid to shareholders	(79,764)	(77,951)
Net cash provided (used) by financing activities	30,916	(232,661)
Effect of exchange rate changes on cash	32	251
Net increase (decrease) in cash and cash equivalents	(1,886)	3,964
Cash and cash equivalents at beginning of the period	14,625	11,776
Cash and cash equivalents at end of the period	$12,739	$15,740
Supplemental information continued on next page.

ENTERTAINMENT PROPERTIES TRUST Consolidated Statements of Cash Flows (Unaudited) (Dollars in thousands) Continued from previous page.

	Six Months Ended June 30,
	2012	2011
Supplemental schedule of non-cash activity:
Transfer of property under development to rental property	$22,702	$4,552
Acquisiton of real estate in exchange for assumption of debt at fair value	$—	$4,109
Issuance of nonvested shares and restricted share units at fair value, including nonvested shares issued for payment of bonuses	$7,181	$6,785
Conversion of equity to mortgage note receivable related to Atlantic-EPR I	$14,852	$—
Adjustment of noncontrolling interest to additional paid in capital	27,785	—
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$34,487	$36,025
Cash paid (received) during the year for income taxes	$(715)	$632
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

2. Summary of Significant Accounting Policies

Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. In addition, operating results for the six month period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Operating Segments
For financial reporting purposes, the Company groups its investments into four reportable operating segments: entertainment, education, recreation and other. See Note 18 for financial information related to these operating segments.

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

Allowance for Doubtful Accounts
The Company makes quarterly estimates of the collectability of its accounts receivable related to base rents, tenant escalations (straight-line rents), reimbursements and other revenue or income. The Company specifically analyzes trends in accounts receivable, historical bad debts, customer credit worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of its allowance for doubtful accounts. When evaluating customer credit worthiness, management reviews the periodic financial statements for significant tenants and specifically evaluates the strength and material changes in net operating income, coverage ratios, leverage and other factors to assess the tenant's credit quality. In addition, when customers are in bankruptcy, the Company makes estimates of the expected recovery of pre-petition administrative and damage claims. These estimates have a direct impact on the Company's net income.

Revenue Recognition
Rents that are fixed and determinable are recognized on a straight-line basis over the minimum terms of the leases. Base rent escalation on leases that are dependent upon increases in the Consumer Price Index (CPI) is recognized when known. In addition, most of the Company's tenants are subject to additional rents if gross revenues of the properties exceed certain thresholds defined in the lease agreements (percentage rents). Percentage rents as well as participating interest for those mortgage agreements that contain similar such clauses are recognized at the time when specific triggering events occur as provided by the lease or mortgage agreements. Rental revenue included percentage rents of $627 thousand and $523 thousand for the six months ended June 30, 2012 and 2011 , respectively. Lease termination fees are recognized when the related leases are canceled and the Company has no obligation to provide services to such former tenants. Termination fees of $99 thousand were recognized during the six months ended June 30, 2012. No termination fees were recognized during the six months ended June 30, 2011.

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

Concentrations of Risk
American Multi-Cinema, Inc. (AMC) was the lessee of a substantial portion (35%) of the megaplex theatre rental properties held by the Company (including joint venture properties) at June 30, 2012 as a result of a series of sale leaseback transactions pertaining to a number of AMC megaplex theatres. Subsequent to June 30, 2012, the leases at four of the Company's megaplex theatres located in Canada were assumed by third-party operators and are no longer leased to AMC. This brings the portion of megaplex theatres leased to AMC to 31%. A substantial portion of the Company’s total revenues (approximately $50.1 million or 32% and $52.8 million or 36%, for the six months ended June 30, 2012 and 2011, respectively) result from the revenue by AMC under the leases, or from its parent, AMC Entertainment, Inc. (AMCE), as the guarantor of AMC’s obligations under the leases. AMCE had total assets of $3.6 billion and $3.7 billion, total liabilities of $3.5 billion and $3.4 billion and total stockholders' equity of $154 million and $360 million at March 29, 2012 and March 31, 2011, respectively. AMCE had a net loss of $82.0 million for the fifty-two weeks ended March 29, 2012, a net loss of $122.9 million for the fifty-two weeks ended March 31, 2011 and net earnings of $69.8 million for the fifty-two weeks ended April 1, 2010. AMCE has publicly held debt and the foregoing financial information was reported in its consolidated financial information which is publicly available. On May 20, 2012, AMC Entertainment Holdings, Inc., the parent of AMCE (AMCEH), announced that it entered into an agreement with Dalian Wanda Group Co. Ltd. (Wanda), pursuant to which Wanda would acquire AMCEH in a transaction valued at $2.6 billion. The sale of AMCEH to Wanda is subject to completion. If the transaction is completed, AMCE will become a wholly-owned subsidiary of Wanda.

For the six months ended June 30, 2012 and 2011, approximately $21.4 million or 14%, and $21.5 million or 15%, respectively, of total revenue was derived from the Company's four entertainment retail centers in Ontario, Canada. The Company's wholly owned subsidiaries that hold the four Canadian entertainment retail centers and third-party debt represent approximately $144.0 million or 10% and $144.6 million or 10% of the Company's net assets as of June 30, 2012 and December 31, 2011, respectively.

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

Share based compensation expense consists of share option expense, amortization of nonvested share grants, and shares and share units issued to non-employee Trustees for payment of their annual retainers. Share based compensation is included in general and administrative expense in the accompanying consolidated statements of income, and totaled $3.0 million and $2.8 million for the six months ended June 30, 2012 and 2011, respectively.

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

The expense related to share options included in the determination of net income for the six months ended June 30, 2012 and 2011 was $481 thousand and $377 thousand, respectively. The following assumptions were used in applying the Black-Scholes option pricing model at the grant dates: risk-free interest rate of 1.1% to 1.4% and 2.5% to 3.1% for the six months ended June 30, 2012 and 2011, respectively, dividend yield of 6.3% to 6.7% for the six months ended June 30, 2012 and 6.4% for the six months ended June 30, 2011, volatility factors in the expected market price of the Company’s common shares of 51.3% to 51.4% for the six months ended June 30, 2012 and 39.8% for the six months ended June 30, 2011, 0.25% expected forfeiture rate for the six months ended June 30, 2012, no expected forfeitures for the six months ended June 30, 2011, an expected life of approximately six years for the six months ended June 30, 2012 and an expected life of approximately eight years for the six months ended June 30, 2011. The Company uses historical data to estimate the expected life of the option and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Additionally, expected volatility is computed based on the average historical volatility of the Company’s publicly traded shares.

Nonvested Shares Issued to Employees
The Company grants nonvested shares to employees pursuant to both the Annual Incentive Program and the Long-Term Incentive Plan. The Company amortizes the expense related to the nonvested shares awarded to employees under the Long-Term Incentive Plan and the premium awarded under the nonvested share alternative of the Annual Incentive Program on a straight-line basis over the future vesting period (three to five years). Total expense recognized related to all nonvested shares was $2.3 million and $2.1 million for the six months ended June 30, 2012 and 2011, respectively.

Restricted Share Units Issued to Non-Employee Trustees
The Company issues restricted share units to non-employee Trustees for payment of their annual retainers. The fair value of the share units granted was based on the share price at the date of grant. The share units vest upon the earlier of the day preceding the next annual meeting of shareholders or a change of control. The settlement date for the shares is selected by the non-employee trustee, and ranges from one year from the grant date to upon termination of service. This expense is amortized by the Company on a straight-line basis over the year of service by the non-employee Trustees. Total expense recognized related to shares issued to non-employee Trustees was $250 thousand, and $241 thousand for the six months ended June 30, 2012 and 2011, respectively.

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

Reclassifications
Certain reclassifications have been made to the prior period amounts to conform to the current period presentation.

3. Rental Properties
The following table summarizes the carrying amounts of rental properties as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Buildings and improvements	$1,654,885	$1,602,676
Furniture, fixtures & equipment	43,011	54,737
Land	491,942	496,879
	2,189,838	2,154,292
Accumulated depreciation	(355,945)	(335,116)
Total	$1,833,893	$1,819,176
Depreciation expense on rental properties was $23.6 million and $22.0 million for the six months ended June 30, 2012 and 2011, respectively.

4. Impairment Charges

During the three months ended March 31, 2012 or shortly thereafter, the Company entered into non-binding agreements to sell a portion of one of its vineyard properties as well as another winery, and began negotiations for the sale of three other vineyard and winery properties. As a result, in the first quarter of 2012, the Company revised its estimated undiscounted cash flows associated with each of these asset groups, considering the shorter expected holding periods, and determined that those estimated cash flows were not sufficient to recover the carrying values of these properties.  The Company determined the estimated fair value of these assets (included in the Other segment) to be $47.1 million using Level 3 inputs and recorded impairment charges totaling $12.8 million during the first quarter of 2012.  Management estimated the fair values of these properties taking into account the various purchase offers, pending purchase agreements, input from an outside broker and previous appraisals. At June 30, 2012, one of the vineyard and winery properties with a carrying value of $3.9 million has been classified as held for sale in the accompanying consolidated balance sheet, and the related results of operations, including the impairment of $0.8 million, has been classified within discontinued operations. Additionally, on May 25, 2012, the Company sold 197 plantable acres at its Buena Vista vineyard in Sonoma, California, and the related results of operations, including the impairment of $3.8 million, has been classified within discontinued operations. See Note 15 for further details.

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

On February 23, 2012, the Company acquired two TopGolf golf and dining facilities for a purchase price of $20.0 million pursuant to a sale-leaseback transaction. The facilities are located in Allen and Dallas, Texas and are leased pursuant to a long-term triple-net master lease.

On February 28, 2012, the Company acquired two dining and entertainment facilities from Latitude Global, Inc. The facilities are located in Jacksonville, Florida and Indianapolis, Indiana and were acquired for a purchase price of $13.7 million. As a part of this transaction, the Company has agreed to finance an additional $7.3 million in construction costs for these two facilities of which $6.0 million has been funded through June 30, 2012.

On February 29, 2012, the Company entered into a secured first mortgage loan agreement for $19.3 million with Basis School, Inc. The loan is secured by a six story building and the underlying land with approximately 40,000 square feet located in Washington D.C., which is expected to be developed into a public charter school. The note bears interest beginning at 9.0% with increases of 0.5% every four years, requires monthly interest payments and matures on September 1, 2032. The carrying value of the mortgage note at June 30, 2012 was $15.7 million.

On May 25, 2012, the Company completed the sale of 197 plantable acres of its Buena Vista vineyard in Sonoma County, California for $13.0 million and a gain on sale of $0.4 million was recognized during the three months ended June 30, 2012. As further discussed in Note 15, the results of operations of the property have been classified within discontinued operations.

On June 14, 2012, the Company acquired one theatre property from Frank Theatres for a purchase price of $6.5 million pursuant to a sale-leaseback transaction. The 10-screen theatre is located in Southern Pines, North Carolina and is leased to Frank Theatres pursuant to a long-term triple-net lease.

On June 28, 2012, the Company entered into a secured first mortgage loan agreement for $36.0 million with Montparnasse 56 USA. The loan is secured by the observation deck of the John Hancock building in Chicago, Illinois. This note bears interest at 10.65%, requires monthly interest payments and matures on June 28, 2032. The carrying value of this mortgage note receivable at June 30, 2012 was $36.0 million, including related accrued interest receivable of $32 thousand.

During the six months ended June 30, 2012, the Company entered into development agreements to develop seven entertainment properties including six theatre properties.  The Company has agreed to finance $64.4 million in development costs for these properties, of which $5.2 million has been funded through June 30, 2012.

Additionally during the six months ended June 30, 2012, the Company purchased four public charter school properties for a total initial investment of $4.1 million. Two of the properties are located in Salt Lake City and Hurricane, Utah and are leased to HighMark, and the other two properties are located in Buckeye and Queen Creek, Arizona and are leased to Portfolio Charter Investments. As a part of these transactions, the Company has agreed to finance an additional $30.1 million in development costs for these properties, of which $11.9 million was funded through June 30, 2012.

During the six months ended June 30, 2012, the Company advanced $8.9 million under its secured mortgage loan agreement with Peak Resorts, Inc. (Peak) to provide for additional improvements made to Mount Snow. The carrying value of this mortgage note receivable at June 30, 2012 was $42.6 million. The maturity date for this mortgage loan agreement was extended to April 1, 2013 in accordance with a provision in the original loan agreement. Additionally, the Company advanced $2.4 million under another secured mortgage loan agreement with Peak to provide for additional improvements made to a ski resort in Bennington, New Hampshire.

6. Accounts Receivable, Net
The following table summarizes the carrying amounts of accounts receivable, net as of June 30, 2012 and December 31, 2011(in thousands):

	June 30, 2012	December 31, 2011
Receivable from tenants	$8,296	$6,874
Receivable from non-tenants	430	1,265
Receivable from Canada Revenue Agency	389	1,099
Straight-line rent receivable	26,959	26,499
Deferred rent receivable (1)	—	4,420
Allowance for doubtful accounts	(2,936)	(5,152)
Total	$33,138	$35,005

(1)
At December 31, 2011, rent deferral payments of $3.4 million were guaranteed by a private equity firm and $1.0 million were unguaranteed but fully reserved. In June 2012, in conjunction with the tenant's sale of its operations, the guaranteed rent deferral payments of $3.4 million were paid in full, and unguaranteed rent deferral payments of $0.4 million were received and the remaining unguaranteed rent deferral payments of $0.6 million were written off to the previously established allowance for doubtful accounts.

7. Investment in a Direct Financing Lease

The Company’s investment in a direct financing lease relates to the Company’s master lease of 27 public charter school properties with affiliates of Imagine Schools, Inc. Investment in a direct financing lease, net represents estimated unguaranteed residual values of leased assets and net unpaid rentals, less related deferred income. The following table summarizes the carrying amounts of investment in a direct financing lease, net as of June 30, 2012 and December 31, 2011(in thousands):

	June 30, 2012	December 31, 2011
Total minimum lease payments receivable	$672,087	$683,653
Estimated unguaranteed residual value of leased assets	215,987	215,987
Less deferred income (1)	(651,917)	(666,021)
Investment in a direct financing lease, net	$236,157	$233,619

(1) Deferred income is net of $1.8 million of initial direct costs at June 30, 2012 and December 31, 2011.

Additionally, the Company has determined that no allowance for losses was necessary at June 30, 2012 and December 31, 2011.

The Company’s direct financing lease has expiration dates ranging from approximately 20 to 23 years. Future minimum rentals receivable on this direct financing lease at June 30, 2012 are as follows (in thousands):

Amount
Year:
2012	$11,774
2013	24,041
2014	24,762
2015	25,505
2016	26,270
Thereafter	559,735
Total	$672,087

8. Unconsolidated Real Estate Joint Ventures

At June 30, 2012, the Company had a 39.1% and 29.2% investment interest in two unconsolidated real estate joint ventures, Atlantic-EPR I and Atlantic-EPR II, respectively. The Company accounts for its investment in these joint ventures under the equity method of accounting.

As further discussed in Note 5, on January 1, 2012, the Company converted a $14.9 million equity interest in Atlantic-EPR I to a secured first mortgage loan of the same amount. Additionally, Atlantic EPR I entered into an agreement to develop a family entertainment venue at the property it owns for approximately $4.0 million which is expected to be funded through additional advances under the mortgage note. The Company recognized a loss of $28 thousand and income of $1.4 million during the six months ended June 30, 2012 and 2011, respectively, from its equity investment in the Atlantic-EPR I joint venture. The Company also received distributions from Atlantic-EPR I of $410 thousand and $1.1 million on its equity investment during the six months ended June 30, 2012 and 2011, respectively. Condensed financial information for Atlantic-EPR I is as follows as of and for the six months ended June 30, 2012 and 2011 (in thousands):

	2012	2011
Rental properties, net	$25,702	$26,346
Cash	10	1,178
Long-term debt (due January 2018)	15,165	—
Partners’ equity	10,683	27,634
Rental revenue	1,360	2,283
Net income (loss)	(97)	816

The Company recognized income of $213 thousand and $182 thousand from its equity investment in the Atlantic-EPR II joint venture during the six months ended June 30, 2012 and 2011, respectively. The Company also received distributions from Atlantic-EPR II of $228 thousand and $199 thousand on its equity investment during the six months ended June 30, 2012 and 2011, respectively. Condensed financial information for Atlantic-EPR II is as follows as of and for the six months ended June 30, 2012 and 2011(in thousands):

	2012	2011
Rental properties, net	$20,346	$20,807
Cash	131	231
Long-term debt (due September 2013)	12,028	12,413
Note payable to EPR	117	117
Partners’ equity	8,059	8,140
Rental revenue	1,444	1,444
Net income	728	679

The partnership agreements for Atlantic-EPR I and Atlantic-EPR II allow the Company’s partner, Atlantic of Hamburg, Germany (Atlantic), to exchange up to a maximum of 10% of its ownership interest per year in each of the joint ventures for common shares of the Company or, at the Company's discretion, the cash value of those shares as defined in each of the partnership agreements. During 2011, the Company paid Atlantic cash of $2.5 million and $258 thousand in exchange for additional ownership of 11.3% (a portion of which related to 2010) and 2.0% for Atlantic-EPR I and Atlantic-EPR II, respectively. During 2012, the Company has paid Atlantic cash of $688 thousand and $443 thousand in exchange for additional ownership of 3.0% and 3.5% for Atlantic-EPR I and Atlantic-EPR II, respectively. These exchanges did not impact total partners’ equity in either Atlantic-EPR I or Atlantic-EPR II.

In addition, as of June 30, 2012 and December 31, 2011, the Company had invested $4.4 million and $4.2 million, respectively, in unconsolidated joint ventures for three theatre projects located in China. The Company recognized income of $140 thousand and $11 thousand from its investment in these joint ventures for the six months ended June 30, 2012 and 2011, respectively.

9. Long-Term Debt

On January 5, 2012, the Company entered into a new $240.0 million five-year unsecured term loan facility. The loan matures on January 5, 2017. The facility is priced based on a grid related to the Company's senior unsecured credit ratings, with pricing at closing of LIBOR plus 175 basis points. The Company also entered into interest rate swaps that effectively mitigate the Company's risk to variable interest rates and provide a fixed interest stream (when cash flows from the debt and interest rate swaps are combined) at 2.66% for four years. The new facility contains an “accordion” feature allowing it to be increased by up to an additional $110.0 million upon satisfaction of certain conditions. The net proceeds from this new unsecured term loan facility were primarily utilized to reduce the outstanding balance of the Company's unsecured revolving credit facility to zero at closing. At June 30, 2012, the Company had $112.0 million in debt outstanding under its $400.0 million unsecured revolving credit facility, and thus had $288.0 million of available capacity.

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

Consolidated VIEs
As of June 30, 2012, the Company has invested in one 50% joint venture which is a VIE. This joint venture did not have any significant assets and liabilities at June 30, 2012 and was established to explore certain investment opportunities.

Unconsolidated VIE
At June 30, 2012, the Company’s recorded investment in SVVI, a VIE that is unconsolidated, was $178.5 million. The Company’s maximum exposure to loss associated with SVVI is limited to the Company’s outstanding mortgage note and related accrued interest receivable of $178.5 million because there are no commitments to fund above this amount.

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

On January 5, 2012, the Company entered into three interest rate swap agreements to fix the interest rate on a $240.0 million unsecured term loan facility that closed on the same day. These agreements have a combined outstanding notional amount of $240.0 million, a termination date of January 5, 2016 and a fixed rate of 2.66%.

The effective portion of changes in the fair value of interest rate derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (AOCI) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the six months ended June 30, 2012 and 2011, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness on cash flow hedges was recognized during the six months ended June 30, 2012 and 2011.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of June 30, 2012, the Company estimates that during the twelve months ending June 30, 2013, $1.5 million will be reclassified from AOCI to interest expense.

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

At June 30, 2012, the Company’s cross-currency swaps had a fixed original notional value of $76.0 million CAD and $71.5 million U.S. The net effect of these swaps is to lock in an exchange rate of $1.05 CAD per U.S. dollar on approximately $13 million of annual CAD denominated cash flows on the properties through February 2014.

The Company entered into foreign currency forward agreements to further hedge the currency fluctuations related to the cash flows of these properties. These foreign currency forwards settle at the end of each month from February to December 2012 and lock in an exchange rate of $1.00 CAD to $1.01 CAD per U.S. dollar on approximately $500 thousand of monthly CAD denominated cash flows.

The effective portion of changes in the fair value of foreign currency derivatives designated and that qualify as cash flow hedges of foreign exchange risk is recorded in AOCI and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative, as well as amounts excluded from the assessment of hedge effectiveness, is recognized directly in earnings. No hedge ineffectiveness on foreign currency derivatives has been recognized for the six months ended June 30, 2012 and 2011. As of June 30, 2012, the Company estimates that during the twelve months ending June 30, 2013, $0.3 million will be reclassified from AOCI to other expense.

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

For foreign currency derivatives designated as net investment hedges, the effective portion of changes in the fair value of the derivatives are reported in AOCI as part of the cumulative translation adjustment. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness on net investment hedges has been recognized for six months ended June 30, 2012 and 2011. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated.

See Note 12 for disclosure relating to the fair value of the Company’s derivative instruments. Below is a summary of the effect of derivative instruments on the consolidated statements of changes in equity and income for the three and six months ended June 30, 2012 and 2011.

Effect of Derivative Instruments on the Consolidated Statements of Changes in Equity and Income for the Three and Six Months Ended June 30, 2012 and 2011 (Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
Description	2012	2011	2012	2011
Interest Rate Swaps
Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	$(2,560)	$—	$(3,926)	$(4,125)
Amount of Income (Expense) Reclassified from AOCI into Earnings (Effective Portion) (1)	(406)	—	(778)	(4,722)
Cross Currency Swaps
Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	407	(339)	(114)	(1,479)
Amount of Income (Expense) Reclassified from AOCI into Earnings (Effective Portion) (2)	(108)	(286)	(275)	(499)
Currency Forward Agreements
Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	1,484	(863)	344	(7,777)
Amount of Income (Expense) Reclassified from AOCI into Earnings (Effective Portion) (3)	16	(52)	16	(4,314)
Total
Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	$(669)	$(1,202)	$(3,696)	$(13,381)
Amount of Income (Expense) Reclassified from AOCI into Earnings (Effective Portion)	(498)	(338)	(1,037)	(9,535)

(1)
Included in "Interest expense, net" in accompanying consolidated statements of income for the three and six months ended June 30, 2012. $4.6 million included in “Costs associated with loan refinancing or payoff” and $137 thousand included in “Interest expense, net” in accompanying consolidated statements of income for the six months ended June 30, 2011.

(2)	Included in “Other expense” in the accompanying consolidated statements of income.

(3)
Included in "Other expense" in the accompanying consolidated statements of income for the three and six months ended June 30, 2012. $4.3 million included in "Gain on sale or acquisition of real estate" in the accompanying consolidated statements of income for the six months ended June 30, 2011. $52 thousand included in "Other expense" in the accompanying consolidated statements of income for the three and six months ended June 30, 2011.

Credit-risk-related Contingent Features
The Company has agreements with each of its interest rate derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its interest rate derivative obligations.

As of June 30, 2012, the fair value of the Company’s derivatives in a liability position related to these agreements was $4.7 million. If the Company breached any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the agreements at their termination value of $4.7 million.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives also utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of June 30, 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives and therefore, has classified its derivatives as Level 2 within the fair value reporting hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 aggregated by the level in the fair value hierarchy within which those measurements are classified and by derivative type.
Assets and Liabilities Measured at Fair Value on a Recurring Basis at June 30, 2012 (Dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2012
Cross Currency Swaps*	$—	$(481)	$—	$(481)
Currency Forward Agreements*	$—	$(1,067)	$—	$(1,067)
Interest Rate Swap Agreements*	$—	$(3,149)	$—	$(3,149)
*Included in "Accounts payable and accrued liabilities" in the accompanying consolidated balance sheet.

Non-recurring fair value measurements
The table below presents the Company’s assets measured at fair value on a non-recurring basis during the six months ended June 30, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall.
Assets Measured at Fair Value on a Non-Recurring Basis During the Six Months Ended June 30, 2012 (Dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2012
Rental properties held for sale, net	$—	$—	$3,895	$3,895
Rental properties, net	$—	$—	$43,233	$43,233

As further discussed in Note 4, during the six months ended June 30, 2012, the Company recorded impairment charges of $12.8 million relating to adjustments to the carrying values of certain of the Company's vineyard and winery properties.  The $12.8 million is the amount that the carrying values of the assets exceed the estimated fair market values. Of this amount, $12.0 million relates to rental properties, net and $0.8 million relates to rental properties held for sale, net.   Management estimated the fair values of these properties taking into account the various purchase offers, pending purchase agreements, input from an outside broker and previous appraisals.  Based on these inputs, the Company determined that its valuation of these investments was classified within Level 3 of the fair value hierarchy.

Fair Value of Financial Instruments
Management compares the carrying value and the estimated fair value of the Company’s financial instruments. The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instruments at June 30, 2012:

Mortgage notes receivable and related accrued interest receivable:
The fair value of the Company’s mortgage notes and related accrued interest receivable is estimated by discounting the future cash flows of each instrument using current market rates. At June 30, 2012, the Company had a carrying value of $403.6 million in fixed rate mortgage notes receivable outstanding, including related accrued interest, with a weighted average interest rate of approximately 8.80%. The fixed rate mortgage notes bear interest at rates of 7.00% to 10.65%. Discounting the future cash flows for fixed rate mortgage notes receivable using an estimated weighted average market rate of 10.06%, management estimates the fair value of the fixed rate mortgage notes receivable to be approximately $378.7 million at June 30, 2012 .

Investment in a direct financing lease, net:
The fair value of the Company’s investment in a direct financing lease as of June 30, 2012 is estimated by discounting the future cash flows of the instrument using current market rates. At June 30, 2012, the Company had an investment in a direct financing lease with a carrying value of $236.2 million and a weighted average effective interest rate of 12.02%. The investment in direct financing lease bears interest at effective interest rates of 11.93% to 12.38%. The carrying value of the investment in a direct financing lease approximates the fair market value at June 30, 2012.

Cash and cash equivalents, restricted cash:
Due to the highly liquid nature of the Company's short term investments, the carrying values of its cash and cash equivalents and restricted cash approximate the fair market values at June 30, 2012.

Accounts receivable, net:
The carrying values of accounts receivable approximate the fair market value at June 30, 2012.

Notes and related accrued interest receivable, net:
The fair value of the Company’s notes and related accrued interest receivable as of June 30, 2012 is estimated by discounting the future cash flows of each instrument using current market rates. At June 30, 2012, the Company had a carrying value of $5.0 million in fixed rate notes receivable outstanding, including related accrued interest and net of loan loss reserve, with a weighted average interest rate of approximately 8.45%. The fixed rate notes bear interest at rates of 6.00% to 15.00%. Discounting the future cash flows for fixed rate notes receivable using an estimated weighted average market rate of 9.40%, management estimates the fair value of the fixed rate notes receivable to be approximately $4.9 million at June 30, 2012.

Derivative instruments:
Derivative instruments are carried at their fair market value.

Debt instruments:
The fair value of the Company's debt as of June 30, 2012 is estimated by discounting the future cash flows of each instrument using current market rates. At June 30, 2012, the Company had a carrying value of $362.6 million in variable rate debt outstanding with a weighted average interest rate of approximately 1.89%. The carrying value of the variable rate debt outstanding approximates the fair market value at June 30, 2012. As described in Note 11, $240.0 million of variable rate debt outstanding at June 30, 2012 under our unsecured term loan facility has been effectively converted to a fixed rate through January 5, 2016 by interest rate swap agreements.

At June 30, 2012, the Company had a carrying value of $907.9 million in fixed rate long-term debt outstanding with a weighted average interest rate of approximately 6.56%. Discounting the future cash flows for fixed rate debt using an estimated weighted average market rate of 4.64%, management estimates the fair value of the fixed rate debt to be approximately $961.6 million at June 30, 2012.

Accounts payable and accrued liabilities:
The carrying value of accounts payable and accrued liabilities approximates fair value at June 30, 2012 due to the short term maturities of these amounts.

Common and preferred dividends payable:
The carrying values of common and preferred dividends payable approximate fair value at June 30, 2012 due to the short term maturities of these amounts.

13. Earnings Per Share

The following table summarizes the Company’s computation of basic and diluted earnings per share (EPS) for the three months ended June 30, 2012 and 2011 (amounts in thousands except per share information):

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Income (numerator)	Shares (denominator)	Per Share Amount	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Income from continuing operations	$36,439			$62,433
Less: preferred dividend requirements	(6,002)			(12,003)
Noncontrolling interest adjustments	(19)			(37)
Income from continuing operations available to common shareholders	$30,418	46,826	$0.65	$50,393	46,751	$1.08
Income (loss) from discontinued operations available to common shareholders	$379	46,826	$0.01	$(4,225)	46,751	$(0.09)
Net income available to common shareholders	$30,797	46,826	$0.66	$46,168	46,751	$0.99
Diluted EPS:
Income from continuing operations available to common shareholders	$30,418	46,826		$50,393	46,751
Effect of dilutive securities:
Share options	—	242		—	255
Income from continuing operations available to common shareholders	$30,418	47,068	$0.64	$50,393	47,006	$1.07
Income (loss) from discontinued operations available to common shareholders	$379	47,068	$0.01	$(4,225)	47,006	$(0.09)
Net income available to common shareholders	$30,797	47,068	$0.65	$46,168	47,006	$0.98

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
	Income (numerator)	Shares (denominator)	Per Share Amount	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Income from continuing operations	$9,394			$34,583
Less: preferred dividend requirements	(7,551)			(15,103)
Noncontrolling interest adjustments	—			(2)
Income from continuing operations available to common shareholders	$1,843	46,648	$0.04	$19,478	46,576	$0.42
Income (loss) from discontinued operations available to common shareholders	$(9,392)	46,648	$(0.20)	$7,152	46,576	$0.15
Net income (loss) available to common shareholders	$(7,549)	46,648	$(0.16)	$26,630	46,576	$0.57
Diluted EPS:
Income from continuing operations available to common shareholders	$1,843	46,648		$19,478	46,576
Effect of dilutive securities:
Share options	—	308		—	304
Income from continuing operations available to common shareholders	$1,843	46,956	$0.04	$19,478	46,880	$0.42
Income (loss) from discontinued operations available to common shareholders	$(9,392)	46,956	$(0.20)	$7,152	46,880	$0.15
Net income (loss) available to common shareholders	$(7,549)	46,956	$(0.16)	$26,630	46,880	$0.57

The additional 1.9 million common shares that would result from the conversion of the Company’s 5.75% Series C cumulative convertible preferred shares and the additional 1.6 million common shares that would result from the conversion of the Company’s 9.0% Series E cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted earnings per share for the three and six months ended June 30, 2012 and 2011 because the effect is anti-dilutive.

14. Equity Incentive Plan

All grants of common shares and options to purchase common shares were issued under the Company's 1997 Share Incentive Plan prior to May 9, 2007, and under the Company's 2007 Equity Incentive Plan on and after May 9, 2007. Under the 2007 Equity Incentive Plan, an aggregate of 1,950,000 common shares, options to purchase common shares and restricted share units, subject to adjustment in the event of certain capital events, may be granted. At June 30, 2012, there were 455,500 shares available for grant under the 2007 Equity Incentive Plan.

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

	Number of shares	Option price per share			Weighted avg. exercise price
Outstanding at December 31, 2011	1,002,833	$18.18	—	$65.50	$34.41
Exercised	(53,430)	18.18	—	36.56	18.91
Granted	103,082	44.62	—	47.99	45.60
Forfeited	(396)	18.18	—	46.69	40.03
Outstanding at June 30, 2012	1,052,089	$18.18	—	$65.50	$36.29
The weighted average fair value of options granted was $12.08 and $9.29 during the six months ended June 30, 2012 and 2011 , respectively. The intrinsic value of stock options exercised was $1.4 million and $1.8 million, during the six months ended June 30, 2012 and 2011, respectively. Additionally, the Company repurchased 32,684 shares into treasury shares in conjunction with the stock options exercised during the six months ended June 30, 2012 with a total value of $1.4 million. At June 30, 2012, stock-option expense to be recognized in future periods was $1.7 million.
The following table summarizes outstanding options at June 30, 2012:

Exercise price range	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)
$ 18.18 - 19.99	261,934	6.6
20.00 - 29.99	168,971	0.7
30.00 - 39.99	94,913	3.6
40.00 - 49.99	412,918	6.3
50.00 - 59.99	10,000	5.9
60.00 - 65.50	103,353	4.6
	1,052,089	5.1	$36.29	$9,047
The following table summarizes exercisable options at June 30, 2012:

Exercise price range	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)
$ 18.18 - 19.99	161,923	6.3
20.00 - 29.99	168,971	0.7
30.00 - 39.99	78,955	2.8
40.00 - 49.99	247,488	4.5
50.00 - 59.99	10,000	5.9
60.00 - 65.50	103,353	4.6
	770,690	4.0	$36.55	$6,700

Nonvested Shares
A summary of the Company’s nonvested share activity and related information is as follows:

	Number of shares	Weighted avg. grant date fair value	Weighted avg. life remaining
Outstanding at December 31, 2011	350,863	$38.11
Granted	148,095	45.20
Vested	(175,965)	35.97
Forfeited	(185)	$41.33
Outstanding at June 30, 2012	322,808	$42.52	1.38
The holders of nonvested shares have voting rights and receive dividends from the date of grant. These shares vest ratably over a period of three to five years. The fair value of the nonvested shares that vested was $7.7 million and $7.3 million for the six months ended June 30, 2012 and 2011, respectively. At June 30, 2012, unamortized share-based compensation expense related to nonvested shares was $8.4 million.

Restricted Share Units
A summary of the Company’s restricted share unit activity and related information is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Life Remaining
Outstanding at December 31, 2011	10,519	$47.77
Granted	10,925	44.62
Vested	(10,519)	47.77
Outstanding at June 30, 2012	10,925	$44.62	0.86

The holders of restricted share units receive dividend equivalents from the date of grant. The share units vest upon the earlier of the day preceding the next annual meeting of shareholders or a change of control. The settlement date for the shares is selected by the non-employee trustee, and ranges from one year from the grant date to upon termination of service. At June 30, 2012, unamortized share-based compensation expense related to restricted share units was $406 thousand.

15. Discontinued Operations

Included in discontinued operations for the three and six months ended June 30, 2012 are the operations of the Pope Valley winery which was held for sale as of June 30, 2012 as well as the operations of a portion of the Buena Vista vineyard property that was sold on May 25, 2012 for a gain of $0.4 million. The Company has no continuing operations or involvement at the portion of the Buena Vista property that was sold. Additionally, included in discontinued operations for the six months ended June 30, 2012 is a gain on sale or acquisition of real estate of $0.3 million that relates the to the settlement of escrow reserves established with the March 29, 2011 sale of Toronto Dundas Square, and impairment charges of $4.6 million related to the Pope Valley winery and the sold portion of the Buena Vista vineyard property. Included in discontinued operations for the three months ended June 30, 2011 are the operations of the prior mentioned properties as well as the operations and impairment charges related to the Gary Farrell winery sold on April 28, 2011 and the EOS Winery which was sold on September 20, 2011.

The operating results relating to discontinued operations are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Rental revenue	$—	$1,050	$—	$5,053
Tenant reimbursements	—	62	—	2,408
Other income	—	—	—	—
Mortgage and other financing income	—	21	21	61
Total revenue	—	1,133	21	7,522
Property operating expense	(87)	143	(82)	3,068
Other expense	44	64	135	132
Costs associated with loan refinancing or payoff	—	—	—	1,049
Interest expense, net	—	—	(12)	100
Impairment charges	—	9,958	4,648	11,758
Depreciation and amortization	102	360	277	2,556
Loss before gain on sale or acquisition of real estate	(59)	(9,392)	(4,945)	(11,141)
Gain on sale or acquisition of real estate	438	—	720	18,293
Net income (loss)	$379	$(9,392)	$(4,225)	$7,152

16. Other Commitments and Contingencies

As of June 30, 2012, the Company had 10 entertainment development projects for which it has agreed to finance the development costs. At June 30, 2012, the Company had commitments to fund approximately $68.5 million of additional improvements which are expected to be funded in 2012. Development costs are advanced by the Company in periodic draws. If the Company determines that construction is not being completed in accordance with the terms of the development agreements, it can discontinue funding construction draws. The Company has agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

The Company has agreed to finance future development costs for seven of its education properties. At June 30, 2012, the Company had commitments to fund approximately $25.3 million of additional improvements for these properties which is expected to be funded in 2012. Development costs are advanced by the Company in periodic draws. If the Company determines that construction is not being completed in accordance with the terms of the development agreement, it can discontinue funding construction draws. The Company has agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

The Company has provided a guarantee of the payment of certain economic development revenue bonds related to four theatres in Louisiana for which the Company earns a fee at annual rates of 1.75% to 2.88% over the 30-year term of the bond. The Company has recorded $4.5 million as a deferred asset included in other assets and $4.5 million included in other liabilities in the accompanying consolidated balance sheet as of June 30, 2012 related to this guarantee. No amounts have been accrued as a loss contingency related to this guarantee because we have determined that payment by the Company is not probable.

The Company has certain commitments related to its mortgage note investments that it may be required to fund in the future. The Company is generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of June 30, 2012, the Company had six mortgage notes receivable with commitments totaling approximately $36.3 million. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

On June 7, 2011, affiliates of Louis Cappelli, Concord Associates, L.P., Concord Resort, LLC and Concord Kiamesha LLC, filed a complaint with the Supreme Court of the State of New York, County of Sullivan, against a subsidiary of the Company seeking (i) a declaratory judgment on certain of the subsidiary's obligations under a previously disclosed settlement agreement involving these entities, (ii) an order that the Company subsidiary execute the golf course lease and the “Racino Parcel” lease subject to the settlement agreement, and (iii) an extension of the restrictive covenant against ownership or operation of a casino on the Concord resort property under the settlement agreement, which covenant was set to expire on December 31, 2011. On October 20, 2011, Concord Associates, L.P., Concord Resort, LLC and Concord Kiamesha LLC filed a complaint with the Supreme Court of the State of New York, County of Westchester against the Company and certain of its subsidiaries alleging breach of contract and breach of the duty of good faith and fair dealing with respect to a casino development agreement relating to a planned casino and resort development in Sullivan County, New York. Plaintiffs are seeking specific performance with respect to such agreement and money damages of $800.0 million, plus interest and attorneys' fees. On March 7, 2012, Concord Associates, L.P. and seven other companies affiliated with Mr. Cappelli and Concord Associates, L.P. filed a new complaint against the Company and certain of its subsidiaries, as well as Empire Resorts, Inc. and its subsidiary Monticiello Raceway Management, Inc., in the United States District Court for the Southern District of New York. On June 25, 2012, an amended complaint was served against the same parties as well as Kien Huat Realty III Limited and Genting New York , LLC (Genting Parties). The amended complaint alleges unlawful restraint of trade, conspiracy to monopolize, unlawful monopolization, against the Company, the Empire Resorts parties and the Genting Parties as well as tortious interference against the Empire Resorts parties and the Genting Parties, in relation to a proposed development transaction on the same Sullivan County, New York resort property. Plaintiffs seek damages of $1.5 billion, plus interest and attorneys' fees. The Company intends to vigorously defend the claims asserted against the Company and certain of its subsidiaries by the Concord entities for which it believes it has meritorious defenses, but it is too early to assess the outcome.

On June 18, 2012, Concord Kiamesha Casino, LLC, an affiliate of Concord Associates, L.P., exercised the right to ground lease approximately 57 acres of former Concord Resort property from the Company, pursuant to agreements entered into as part of the June 18, 2010 settlement between the parties. The affiliate has the right to ground lease the parcel (with option to purchase) for a five year period with annual rent payments of $200 thousand due in advance. Additionally, as agreed in the June 18, 2010 settlement, Concord Associates, L.P. has the right to purchase the Company's fee simple interest underlying the ground lease for $1.00 provided that construction of the harness racetrack and casino project is completed prior to the end of the ground lease term. The ground lease covers property which is not included in the Company's separate agreements with Empire Resorts and has no effect on the Company's development plans.

Concord Associates, L.P.'s separate option to acquire all of the Company's property at the former Concord Resort expired unexercised on June 11, 2012. This option was recorded at fair value as noncontrolling interest at the time of settlement which was determined to be $27.8 million. During the three months ended June 30, 2012, the Company reduced the value of the noncontrolling interest to zero and recorded an adjustment to increase additional paid-in-capital by the same amount.

17. Condensed Consolidating Financial Statements

A portion of the Company's subsidiaries have guaranteed the Company’s indebtedness under the Company's unsecured 7.750% senior notes due 2020, the unsecured revolving credit facility and the unsecured term loan facility. The guarantees are joint and several, full and unconditional, subject to customary release provisions. The following summarizes the Company’s condensed consolidating information as of June 30, 2012 and 2011 and for the three and six months ended June 30, 2012 and 2011 (in thousands):
Condensed Consolidating Balance Sheet As of June 30, 2012

	Entertainment Properties Trust (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets
Rental properties, net	$—	$747,359	$1,086,534	$—	$1,833,893
Rental properties held for sale, net	—	—	3,895	—	3,895
Land held for development	—	—	188,874	—	188,874
Property under development	—	35,475	4,666	—	40,141
Mortgage notes and related accrued interest receivable, net	—	371,237	32,382	—	403,619
Investment in a direct financing lease, net	—	236,157	—	—	236,157
Investment in joint ventures	6,205	—	4,372	—	10,577
Cash and cash equivalents	3,432	60	9,247	—	12,739
Restricted cash	—	11,673	7,492	—	19,165
Intangible assets, net	—	—	3,871	—	3,871
Deferred financing costs, net	10,711	5,643	2,098	—	18,452
Accounts receivable, net	1,009	7,383	24,746	—	33,138
Intercompany notes receivable	101,274	—	3,966	(105,240)	—
Notes receivable and related accrued interest receivable, net	179	—	4,828	—	5,007
Investments in subsidiaries	1,890,473	—	—	(1,890,473)	—
Other assets	14,068	3,333	6,738	—	24,139
Total assets	$2,027,351	$1,418,320	$1,383,709	$(1,995,713)	$2,833,667
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$24,017	$8,614	$4,854	$—	$37,485
Dividends payable	41,130	—	—	—	41,130
Unearned rents and interest	—	10,353	1,629	—	11,982
Intercompany notes payable	—	—	105,240	(105,240)	—
Long-term debt	490,000	112,000	668,560	—	1,270,560
Total liabilities	555,147	130,967	780,283	(105,240)	1,361,157
Entertainment Properties Trust shareholders’ equity	1,472,204	1,287,353	603,120	(1,890,473)	1,472,204
Noncontrolling interests	—	—	306	—	306
Total equity	1,472,204	1,287,353	603,426	(1,890,473)	1,472,510
Total liabilities and equity	$2,027,351	$1,418,320	$1,383,709	$(1,995,713)	$2,833,667

Condensed Consolidating Balance Sheet As of December 31, 2011

	Entertainment Properties Trust (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets
Rental properties, net	$—	$694,331	$1,124,845	$—	$1,819,176
Rental properties held for sale, net	—	—	4,696	—	4,696
Land held for development	—	—	184,457	—	184,457
Property under development	—	18,295	4,466	—	22,761
Mortgage notes and related accrued interest receivable, net	—	323,794	1,303	—	325,097
Investment in a direct financing lease, net	—	233,619	—	—	233,619
Investment in joint ventures	20,821	—	4,232	—	25,053
Cash and cash equivalents	1,932	302	12,391	—	14,625
Restricted cash	—	9,871	9,441	—	19,312
Intangible assets, net	—	—	4,485	—	4,485
Deferred financing costs, net	9,291	6,512	2,724	—	18,527
Accounts receivable, net	79	6,051	28,875	—	35,005
Intercompany notes receivable	100,030	—	3,788	(103,818)	—
Notes receivable and related accrued interest receivable, net	175	—	4,840	—	5,015
Investments in subsidiaries	1,627,298	—	—	(1,627,298)	—
Other assets	14,694	3,453	4,020	—	22,167
Total assets	$1,774,320	$1,296,228	$1,394,563	$(1,731,116)	$2,733,995
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$15,560	$8,794	$11,682	$—	$36,036
Dividends payable	38,711	—	—	—	38,711
Unearned rents and interest	—	5,405	1,445	—	6,850
Intercompany notes payable	—	—	103,818	(103,818)	—
Long-term debt	250,000	223,000	681,295	—	1,154,295
Total liabilities	304,271	237,199	798,240	(103,818)	1,235,892
Entertainment Properties Trust shareholders’ equity	1,470,049	1,059,029	568,269	(1,627,298)	1,470,049
Noncontrolling interests	—	—	28,054	—	28,054
Total equity	1,470,049	1,059,029	596,323	(1,627,298)	1,498,103
Total liabilities and equity	$1,774,320	$1,296,228	$1,394,563	$(1,731,116)	$2,733,995

Condensed Consolidating Statement of Income For the Three Months Ended June 30, 2012

	Entertainment Properties Trust (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantors Subsidiaries	Consolidated Elimination	Consolidated
Rental revenue	$—	$23,154	$36,057	$—	$59,211
Tenant reimbursements	—	279	4,086	—	4,365
Other income	23	(7)	91	—	107
Mortgage and other financing income	109	14,276	871	—	15,256
Intercompany fee income	667	—	—	(667)	—
Interest income on intercompany notes receivable	4,165	—	87	(4,252)	—
Total revenue	4,964	37,702	41,192	(4,919)	78,939
Equity in subsidiaries’ earnings	38,783	—	—	(38,783)	—
Property operating expense	—	881	4,364	—	5,245
Intercompany fee expense	—	—	667	(667)	—
Other expense	—	—	431	—	431
General and administrative expense	—	2,724	3,097	—	5,821
Interest expense, net	6,800	1,205	10,454	—	18,459
Interest expense on intercompany notes payable	—	—	4,252	(4,252)	—
Transaction costs	31	—	—	—	31
Impairment charges	—	—	—	—	—
Depreciation and amortization	253	4,302	8,236	—	12,791
Income before equity in income from joint ventures and discontinued operations	36,663	28,590	9,691	(38,783)	36,161
Equity in income from joint ventures	136	—	142	—	278
Income from continuing operations	$36,799	$28,590	$9,833	$(38,783)	$36,439
Discontinued operations:
Loss from discontinued operations	—	(3)	(56)	—	(59)
Gain on sale or acquisition of real estate	—	—	438	—	438
Net income	36,799	28,587	10,215	(38,783)	36,818
Add: Net income attributable to noncontrolling interests	—	—	(19)	—	(19)
Net income attributable to Entertainment Properties Trust	36,799	28,587	10,196	(38,783)	36,799
Preferred dividend requirements	(6,002)	—	—	—	(6,002)
Net income available to common shareholders of Entertainment Properties Trust	$30,797	$28,587	$10,196	$(38,783)	$30,797
Comprehensive income (loss) attributable to Entertainment Properties Trust	$33,718	$28,657	$9,199	$(37,856)	$33,718

Condensed Consolidating Statement of Income For the Three Months Ended June 30, 2011

	Entertainment Properties Trust (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Rental revenue	$—	$20,079	$35,945	$—	$56,024
Tenant reimbursements	—	319	4,196	—	4,515
Other income	23	7	101	—	131
Mortgage and other financing income	131	13,457	159	—	13,747
Intercompany fee income	699	—	—	(699)	—
Interest income on intercompany notes receivable	4,275	—	606	(4,881)	—
Total revenue	5,128	33,862	41,007	(5,580)	74,417
Equity in subsidiaries’ earnings	(752)	—	—	752	—
Property operating expense	—	948	5,631	—	6,579
Intercompany fee expense	—	—	699	(699)	—
Other expense	—	—	677	—	677
General and administrative expense	—	2,324	2,781	—	5,105
Interest expense, net	4,808	1,669	10,810	—	17,287
Interest expense on intercompany notes payable	—	—	4,881	(4,881)	—
Transaction costs	76	—	—	—	76
Impairment charges	—	—	24,298	—	24,298
Depreciation and amortization	265	3,478	8,039	—	11,782
Income (loss) before equity in income from joint ventures and discontinued operations	(773)	25,443	(16,809)	752	8,613
Equity in income from joint ventures	775	—	6	—	781
Income (loss) from continuing operations	$2	$25,443	$(16,803)	$752	$9,394
Discontinued operations:
Income from discontinued operations	—	30	536	—	566
Impairment charges	—	—	(9,958)	—	(9,958)
Net income (loss)	2	25,473	(26,225)	752	2
Add: Net income attributable to noncontrolling interests	—	—	—	—	—
Net income (loss) attributable to Entertainment Properties Trust	2	25,473	(26,225)	752	2
Preferred dividend requirements	(7,551)	—	—	—	(7,551)
Net income (loss) available to common shareholders of Entertainment Properties Trust	$(7,549)	$25,473	$(26,225)	$752	$(7,549)
Comprehensive income (loss) attributable to Entertainment Properties Trust	(34)	25,470	(26,258)	788	(34)

Condensed Consolidating Statement of Income For the Six Months Ended June 30, 2012

	Entertainment Properties Trust (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantors Subsidiaries	Consolidated Elimination	Consolidated
Rental revenue	$—	$45,129	$72,365	$—	$117,494
Tenant reimbursements	—	525	8,661	—	9,186
Other income	46	(6)	93	—	133
Mortgage and other financing income	204	28,251	1,521	—	29,976
Intercompany fee income	1,343	—	—	(1,343)	—
Interest income on intercompany notes receivable	8,380	—	172	(8,552)	—
Total revenue	9,973	73,899	82,812	(9,895)	156,789
Equity in subsidiaries’ earnings	62,232	—	—	(62,232)	—
Property operating expense	—	1,878	9,541	—	11,419
Intercompany fee expense	—	—	1,343	(1,343)	—
Other expense	—	—	916	—	916
General and administrative expense	—	5,708	6,580	—	12,288
Interest expense, net	13,521	2,123	20,956	—	36,600
Interest expense on intercompany notes payable	—	—	8,552	(8,552)	—
Transaction costs	189	—	—	—	189
Impairment charges	—	—	8,195	—	8,195
Depreciation and amortization	509	8,360	16,204	—	25,073
Income before equity in income from joint ventures and discontinued operations	57,986	55,830	10,525	(62,232)	62,109
Equity in income from joint ventures	185	—	139	—	324
Income from continuing operations	$58,171	$55,830	$10,664	$(62,232)	$62,433
Discontinued operations:
Income (loss) from discontinued operations	—	5	(302)	—	(297)
Impairment charges	—	—	(4,648)	—	(4,648)
Gain on sale or acquisition of real estate	—	282	438	—	720
Net income	58,171	56,117	6,152	(62,232)	58,208
Add: Net income attributable to noncontrolling interests	—	—	(37)	—	(37)
Net income attributable to Entertainment Properties Trust	58,171	56,117	6,115	(62,232)	58,171
Preferred dividend requirements	(12,003)	—	—	—	(12,003)
Net income available to common shareholders of Entertainment Properties Trust	$46,168	$56,117	$6,115	$(62,232)	$46,168
Comprehensive income attributable to Entertainment Properties Trust	$55,388	$56,132	$6,466	$(62,598)	$55,388

Condensed Consolidating Statement of Income For the Six Months Ended June 30, 2011

	Entertainment Properties Trust (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantors Subsidiaries	Consolidated Elimination	Consolidated
Rental revenue	$—	$39,774	$71,632	$—	$111,406
Tenant reimbursements	—	661	8,515	—	9,176
Other income	46	7	102	—	155
Mortgage and other financing income	212	26,698	352	—	27,262
Intercompany fee income	1,384	—	—	(1,384)	—
Interest income on intercompany notes receivable	8,394	—	1,197	(9,591)	—
Total revenue	10,036	67,140	81,798	(10,975)	147,999
Equity in subsidiaries’ earnings	37,864	—	—	(37,864)	—
Property operating expense	—	1,911	10,858	—	12,769
Intercompany fee expense	—	—	1,384	(1,384)	—
Other expense	—	—	1,157	—	1,157
General and administrative expense	—	4,708	5,865	—	10,573
Costs associated with loan refinancing or payoff	—	—	5,339	—	5,339
Interest expense, net	9,907	4,145	21,979	—	36,031
Interest expense on intercompany notes payable	—	—	9,591	(9,591)	—
Transaction costs	1,025	—	324	—	1,349
Impairment charges	—	—	24,298	—	24,298
Depreciation and amortization	534	6,955	15,966	—	23,455
Income (loss) before equity in income from joint ventures and discontinued operations	36,434	49,421	(14,963)	(37,864)	33,028
Equity in income from joint ventures	1,544	—	11	—	1,555
Income (loss) from continuing operations	$37,978	$49,421	$(14,952)	$(37,864)	$34,583
Discontinued operations:
Interest income on intercompany notes receivable	3,755	—	—	(3,755)	—
Interest expense on intercompany notes payable	—	(3,755)	—	3,755	—
Income (loss) from discontinued operations	—	1,814	(148)	—	1,666
Impairment charges	—	—	(11,758)	—	(11,758)
Costs associated with loan refinancing or payoff	—	—	(1,049)	—	(1,049)
Gain on sale or acquisition of real estate	—	18,293	—	—	18,293
Net income (loss)	41,733	65,773	(27,907)	(37,864)	41,735
Add: Net income attributable to noncontrolling interests	—	—	(2)	—	(2)
Net income (loss) attributable to Entertainment Properties Trust	41,733	65,773	(27,909)	(37,864)	41,733
Preferred dividend requirements	(15,103)	—	—	—	(15,103)
Net income (loss) available to common shareholders of Entertainment Properties Trust	$26,630	$65,773	$(27,909)	$(37,864)	$26,630
Comprehensive income (loss) attributable to Entertainment Properties Trust	$47,445	$70,679	$(27,103)	$(43,576)	$47,445

Condensed Consolidating Statement of Cash Flows For the Six Months Ended June 30, 2012

	Entertainment Properties Trust (Issuer)	Wholly Owned Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Intercompany fee income (expense)	$1,343	$—	$(1,343)	$—
Interest income (expense) on intercompany receivable/payable	8,380	—	(8,380)	—
Net cash provided (used) by other operating activities	(8,976)	64,469	45,779	101,272
Net cash provided by operating activities of continuing operations	747	64,469	36,056	101,272
Net cash provided by operating activities of discontinued operations	—	1,065	1,103	2,168
Net cash provided by operating activities	747	65,534	37,159	103,440
Investing activities:
Acquisition of rental properties and other assets	(87)	(39,654)	(683)	(40,424)
Investment in unconsolidated joint ventures	(661)	—	—	(661)
Investment in mortgage notes receivable	—	(48,339)	(16,222)	(64,561)
Additions to property under development	—	(37,845)	(5,752)	(43,597)
Investment in (repayment of) intercompany notes payable	(1,244)	—	1,244	—
Advances to subsidiaries, net	(151,844)	170,780	(18,936)	—
Net cash provided (used) by investing activities of continuing operations	(153,836)	44,942	(40,349)	(149,243)
Net proceeds from sale of real estate from discontinued operations	—	282	12,687	12,969
Net cash provided (used) by investing activities	(153,836)	45,224	(27,662)	(136,274)
Financing activities:
Proceeds from long-term debt facilities	240,000	156,000	—	396,000
Principal payments on long-term debt	—	(267,000)	(12,663)	(279,663)
Deferred financing fees paid	(2,091)	—	(10)	(2,101)
Net proceeds from issuance of common shares	133	—	—	133
Impact of stock option exercises, net	(480)	—	—	(480)
Purchase of common shares for treasury	(3,209)	—	—	(3,209)
Dividends paid to shareholders	(79,764)	—	—	(79,764)
Net cash provided (used) by financing	154,589	(111,000)	(12,673)	30,916
Effect of exchange rate changes on cash	—	—	32	32
Net increase (decrease) in cash and cash equivalents	1,500	(242)	(3,144)	(1,886)
Cash and cash equivalents at beginning of the period	1,932	302	12,391	14,625
Cash and cash equivalents at end of the period	$3,432	$60	$9,247	$12,739

Condensed Consolidating Statement of Cash Flows For the Six Months Ended June 30, 2011

	Entertainment Properties Trust (Issuer)	Wholly Owned Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Intercompany fee income (expense)	$1,384	$—	$(1,384)	$—
Interest income (expense) on intercompany receivable/payable	8,394	—	(8,394)	—
Net cash provided by other operating activities	3,511	51,807	34,504	89,822
Net cash provided by operating activities of continuing operations	13,289	51,807	24,726	89,822
Net cash provided by operating activities of discontinued operations	—	3,079	(571)	2,508
Net cash provided by operating activities	13,289	54,886	24,155	92,330
Investing activities:
Acquisition of rental properties and other assets	(479)	(28,973)	(9,472)	(38,924)
Investment in unconsolidated joint ventures	(1,587)	—	(1,197)	(2,784)
Investment in mortgage note receivable	—	(6,036)	—	(6,036)
Investment in a direct financing lease, net	—	(2,113)	—	(2,113)
Additions to property under development	—	(10,329)	(8,108)	(18,437)
Investment in (repayment of) intercompany notes payable	128,917	(132,067)	3,150	—
Advances to subsidiaries, net	(59,072)	(28,939)	88,011	—
Net cash provided (used) by investing activities of continuing operations	67,779	(208,457)	72,384	(68,294)
Net cash used in investing activites of discontinued operations	—	(58)	—	(58)
Net proceeds from sale of discontinued operations	—	205,936	6,460	212,396
Net cash provided (used) in investing activites	67,779	(2,579)	78,844	144,044
Financing activities:
Proceeds from long-term debt facilities	—	195,000	—	195,000
Principal payments on long-term debt	—	(247,000)	(98,352)	(345,352)
Deferred financing fees paid	(347)	(587)	—	(934)
Net proceeds from issuance of common shares	145	—	—	145
Impact of stock option exercises, net	(499)	—	—	(499)
Proceeds from payment on shareholder loan	—	—	—	—
Purchase of common shares for treasury	(3,070)	—	—	(3,070)
Distributions paid to noncontrolling interests	—	—	—	—
Dividends paid to shareholders	(77,951)	—	—	(77,951)
Net cash used by financing activities	(81,722)	(52,587)	(98,352)	(232,661)
Effect of exchange rate changes on cash	—	20	231	251
Net increase (decrease) in cash and cash equivalents	(654)	(260)	4,878	3,964
Cash and cash equivalents at beginning of the period	3,356	1,116	7,304	11,776
Cash and cash equivalents at end of the period	$2,702	$856	$12,182	$15,740

18. Segment Information

Due to further refinement of internal processes during the first quarter of 2012, the Company began grouping investments into four reportable operating segments: entertainment, education, recreation and other. The financial information summarized below is presented by reportable operating segment, consistent with how the Company now regularly reviews and manages its business:

Balance Sheet Data:
	As of June 30, 2012
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Total Assets	1,765,830	328,535	377,105	290,898	71,299	2,833,667

	As of December 31, 2011
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Total Assets	1,710,750	286,115	343,408	317,259	76,463	2,733,995

Operating Data:
	For the Three Months Ended June 30, 2012
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Rental revenue	$55,034	$1,720	$797	$1,660	$—	$59,211
Tenant reimbursements	4,365	—	—	—	—	4,365
Other income	21	—	—	86	—	107
Mortgage and other financing income	498	7,548	7,143	67	—	15,256
Total revenue	59,918	9,268	7,940	1,813	—	78,939

Property operating expense	5,432	—	—	(187)	—	5,245
Other expense	—	—	—	339	92	431
Total investment expenses	5,432	—	—	152	92	5,676
Net Operating Income - Before Unallocated Items	54,486	9,268	7,940	1,661	(92)	73,263

Reconciliation to Consolidated Statements of Income:
General and administrative expense						(5,821)
Interest expense, net						(18,459)
Transaction costs						(31)
Depreciation and amortization						(12,791)
Equity in income from joint ventures						278
Discontinued operations:
Loss from discontinued operations						(59)
Gain on sale or acquisition of real estate						438
Net income						36,818
Noncontrolling interests						(19)
Preferred dividend requirements						(6,002)
Net income available to common shareholders						$30,797

	For the Three Months Ended June 30, 2011
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Rental revenue	$53,811	$144	$318	$1,751	$—	$56,024
Tenant reimbursements	4,515	—	—	—	—	4,515
Other income	44	—	—	87	—	131
Mortgage and other financing income	81	7,062	6,481	73	50	13,747
Total revenue	58,451	7,206	6,799	1,911	50	74,417

Property operating expense	6,277	—	—	302	—	6,579
Other expense	—	—	—	339	338	677
Total investment expenses	6,277	—	—	641	338	7,256
Net Operating Income - Before Unallocated Items	52,174	7,206	6,799	1,270	(288)	67,161

Reconciliation to Consolidated Statements of Income:
General and administrative expense						(5,105)
Interest expense, net						(17,287)
Transaction costs						(76)
Impairment charges						(24,298)
Depreciation and amortization						(11,782)
Equity in income from joint ventures						781
Discontinued operations:
Income from discontinued operations						566
Impairment charges						(9,958)
Net income						2
Noncontrolling interests						—
Preferred dividend requirements						(7,551)
Net loss available to common shareholders						$(7,549)

	For the Six Months Ended June 30, 2012
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Rental revenue	$109,595	$3,141	$1,316	$3,442	$—	$117,494
Tenant reimbursements	9,186	—	—	—	—	9,186
Other income	46	—	—	87	—	133
Mortgage and other financing income	945	14,843	14,049	139	—	29,976
Total revenue	119,772	17,984	15,365	3,668	—	156,789

Property operating expense	11,437	—	—	(18)	—	11,419
Other expense	—	—	—	657	259	916
Total investment expenses	11,437	—	—	639	259	12,335
Net Operating Income - Before Unallocated Items	108,335	17,984	15,365	3,029	(259)	144,454

Reconciliation to Consolidated Statements of Income:
General and administrative expense						(12,288)
Interest expense, net						(36,600)
Transaction costs						(189)
Impairment charges						(8,195)
Depreciation and amortization						(25,073)
Equity in income from joint ventures						324
Discontinued operations:
Income from discontinued operations						(297)
Impairment charges						(4,648)
Gain on sale or acquisition of real estate						720
Net income						58,208
Noncontrolling interests						(37)
Preferred dividend requirements						(12,003)
Net income available to common shareholders						$46,168

	For the Six Months Ended June 30, 2011
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Rental revenue	$107,043	$156	$636	$3,571	$—	$111,406
Tenant reimbursements	9,176	—	—	—	—	9,176
Other income	66	—	—	89	—	155
Mortgage and other financing income	162	14,013	12,857	180	50	27,262
Total revenue	116,447	14,169	13,493	3,840	50	147,999

Property operating expense	12,290	—	—	479	—	12,769
Other expense	—	—	—	585	572	1,157
Total investment expenses	12,290	—	—	1,064	572	13,926
Net Operating Income - Before Unallocated Items	104,157	14,169	13,493	2,776	(522)	134,073

Reconciliation to Consolidated Statements of Income:
General and administrative expense						(10,573)
Costs associated with loan refinancing or payoff						(5,339)
Interest expense, net						(36,031)
Transaction costs						(1,349)
Impairment charges						(24,298)
Depreciation and amortization						(23,455)
Equity in income from joint ventures						1,555
Discontinued operations:
Income from discontinued operations						1,666
Impairment charges						(11,758)
Costs associated with loan refinancing or payoff						(1,049)
Gain on sale or acquisition of real estate						18,293
Net income						41,735
Noncontrolling interests						(2)
Preferred dividend requirements						(15,103)
Net income available to common shareholders						$26,630

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto on this Form 10-Q of Entertainment Properties Trust (“the Company”, “EPR”, “we” or “us”). The forward-looking statements included in this discussion and elsewhere on this Form 10-Q involve risks and uncertainties, including anticipated financial performance, business prospects, industry trends, shareholder returns, performance of leases by tenants, performance on loans to customers and other matters, which reflect management's best judgment based on factors currently known. See “Cautionary Statement Concerning Forward-Looking Statements” which is incorporated herein by reference. Actual results and experience could differ materially from the anticipated results and other expectations expressed in our forward-looking statements as a result of a number of factors, including but not limited to those discussed in this Item, Item 1A. "Risk Factors" in this Form 10-Q and Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on February 24, 2012.

Overview

Our principal business objective is to enhance shareholder value by achieving predictable and increasing Funds From Operations ("FFO") and dividends per share. Our prevailing strategy is to focus on long-term investments in a limited number of categories in which we maintain a depth of knowledge and relationships, and which we believe offer sustained performance throughout all economic cycles. As of June 30, 2012, our total assets exceeded $2.8 billion, and included investments in 113 megaplex theatre properties (including two joint venture properties), 39 public charter school properties (including five properties under construction) and various restaurant, retail, entertainment, destination recreational and specialty properties located in 36 states, the District of Columbia and Ontario, Canada. As of June 30, 2012, we had invested approximately $229.0 million in development land and property under development and approximately $403.6 million in mortgage financing for entertainment, recreational and specialty properties.

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

Our real estate mortgage portfolio consists of 11 mortgage notes totaling $403.6 million at June 30, 2012. Two of these mortgage notes, totaling $178.5 million at June 30, 2012, are secured by a water-park anchored entertainment village in Kansas City, Kansas as well as two other water-parks in Texas. The remaining mortgage notes include five mortgage notes totaling $156.7 million related to financing provided for ski areas, two mortgage notes totaling $17.2 million related to financing for the development of two public charter school properties, one $15.2 million mortgage note related to our Atlantic-EPR I joint venture and one $36.0 million mortgage note related to financing for the observation deck at the John Hancock building in Chicago, Illinois.

Our total investments were approximately $3.1 billion at June 30, 2012. Total investments is a non-GAAP financial measure defined herein as the sum of the carrying values of rental properties and rental properties held for sale (before accumulated depreciation), land held for development, property under development, mortgage notes receivable (including related accrued interest receivable), net, investment in a direct financing lease, net, investment in joint ventures, intangible assets (before accumulated amortization) and notes receivable and related accrued interest receivable, net. Below is a reconciliation of the carrying value of total investments to the constituent items in the consolidated balance sheet at June 30, 2012 (in thousands):

Rental properties, net of accumulated depreciation	$1,833,893
Rental properties held for sale, net of accumulated depreciation	3,895
Add back accumulated depreciation on rental properties	355,945
Add back accumulated depreciation on rental properties held for sale	319
Land held for development	188,874
Property under development	40,141
Mortgage notes and related accrued interest receivable, net	403,619
Investment in a direct financing lease, net	236,157
Investment in joint ventures	10,577
Intangible assets, net of accumulated amortization	3,871
Add back accumulated amortization on intangible assets	10,151
Notes receivable and related accrued interest receivable, net	5,007
Total investments	$3,092,449
Management believes that total investments is a useful measure for management and investors as it illustrates across which asset categories the Company’s funds have been invested. Total investments is a non-GAAP financial measure and is not a substitute for total assets under GAAP. Furthermore, total investments may not be comparable to similarly titled financial measures reported by other companies due to differences in the way the Company calculates this measure.

Of our total investments of $3.1 billion at June 30, 2012, $2.1 billion or 68% related to entertainment properties which includes megaplex theatres, entertainment retail centers and other retail parcels, $328.5 million or 10% related to education properties which includes public charter schools, $368.2 million or 12% related to recreation properties and $307.0 million or 10% related to other properties, including $184.4 million related to the land held for development in Sullivan County, New York and $122.6 million related to vineyards and wineries. At June 30, 2012, affiliates of Imagine Schools, Inc. ("Imagine") were the lessees of 69% of our public charter school properties (including properties under construction). Similarly, Peak Resorts, Inc. ("Peak") is the lessee of our metropolitan ski area in Ohio and is the mortgagor on five notes receivable secured by ten metropolitan ski areas and related development land.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. In preparing these financial statements, management has made its best estimates and assumptions that affect the reported assets and liabilities. The most significant assumptions and estimates relate to consolidation, revenue recognition, depreciable lives of the real estate, the valuation of real estate, accounting for real estate acquisitions, estimating reserves for uncollectible receivables and the accounting for mortgage and other notes receivable, all of which are described as our critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2011. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates. Except as noted below, for the six months ended June 30, 2012, there were no changes to critical accounting policies.

Operating Segments
For financial reporting purposes, we group our investments into four reportable operating segments: entertainment, education, recreation and other. See Note 18 to the consolidated financial statements included in this Form 10-Q for financial information related to these operating segments.

Recent Developments

Debt Financing
On January 5, 2012, we entered into a new $240.0 million five-year unsecured term loan facility. The loan matures on January 5, 2017. The facility is priced based on a grid related to our senior unsecured credit ratings, with pricing at closing of LIBOR plus 175 basis points. We also entered into interest rate swaps that effectively mitigate our risk to variable interest rates and provide a fixed interest stream (when cash flows from the debt and interest rate swaps are combined) at 2.66% for 4 years. The new facility also contains an “accordion” feature allowing it to be increased by up to an additional $110.0 million upon satisfaction of certain conditions. The net proceeds from this new unsecured term loan facility were primarily utilized to reduce the outstanding balance of our unsecured revolving credit facility to zero at closing.

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

On February 23, 2012, we acquired two TopGolf golf and dining facilities for a purchase price of $20.0 million pursuant to a sale-leaseback transaction. The facilities are located in Allen and Dallas, Texas and are leased pursuant to a long-term triple-net master lease.

On February 28, 2012, we acquired two dining and entertainment facilities from Latitude Global, Inc. The facilities are located in Jacksonville, Florida and Indianapolis, Indiana and were acquired for a purchase price of $13.7 million. As a part of this transaction, we have agreed to finance an additional $7.3 million in construction costs for these two facilities of which $6.0 million has been funded through June 30, 2012.

On February 29, 2012, we entered into a secured first mortgage loan agreement for $19.3 million with Basis School, Inc. The loan is secured by a six story building and the underlying land with approximately 40,000 square feet located in Washington D.C., which is expected to be developed into a public charter school. The note bears interest beginning at 9.00% with increases of 0.5% every four years, requires monthly interest payments and matures on September 1, 2032. The carrying value of the mortgage note at June 30, 2012 was $15.7 million.

On June 14, 2012, we acquired one theatre property from Frank Theatres for a purchase price of $6.5 million pursuant to a sale-leaseback transaction. The 10-screen theatre is located in Southern Pines, North Carolina and is leased to Frank Theatres pursuant to a long-term triple-net lease.

On June 28, 2012, we entered into a secured first mortgage loan agreement for $36.0 million with Montparnasse 56 USA. The loan is secured by the observation deck of the John Hancock building in Chicago, Illinois. This note bears interest at 10.65%, requires monthly interest payments and matures on June 28, 2032. The carrying value of this mortgage note receivable at June 30, 2012 was $36.0 million, including related accrued interest receivable of $32 thousand.

During the six months ended June 30, 2012, we entered into development agreements to develop seven entertainment properties including six theatre properties.  The Company has agreed to finance $64.4 million in development costs for these properties, of which $5.2 million has been funded through June 30, 2012.

Additionally, during the six months ended June 30, 2012, we purchased four public charter school properties for a total initial investment of $4.1 million. Two of the properties are located in Salt Lake City and Hurricane, Utah and are leased to HighMark and the other two properties are located in Buckeye and Queen Creek, Arizona and are leased to Portfolio Charter Investments. As a part of these transactions, the Company has agreed to finance an additional $30.1 million in development costs for these properties of which $11.9 million has been funded through June 30, 2012.

During the six months ended June 30, 2012, we advanced $8.9 million under our secured mortgage loan agreement with Peak to provide for additional improvements made to Mount Snow. The carrying value of this mortgage note receivable at June 30, 2012 was $42.6 million. The maturity date for this mortgage loan agreement was extended to April 1, 2013 in accordance with a provision in the original loan agreement. Additionally, we advanced $2.4 million under another secured mortgage loan agreement with Peak to provide for additional improvements made to a ski resort in Bennington, New Hampshire.

During the second quarter of 2012, the Missouri Board of Education closed five public charter schools located in St. Louis, which are owned by us and operated by Imagine, due to academic underperformance. Additionally, two public charter schools owned by us and operated by Imagine located in Georgia as well as two located in Kansas City, Missouri were also closed during the same period. We have assessed the impact of these closings on our investment in a direct financing lease with Imagine and have determined that no impairments exist and that these events are not expected to impact our ability to collect payments from Imagine under their master lease with us. This assessment considered the cross-default nature of the master lease, the ability of Imagine per the terms of the master lease to exchange the closed properties for properties that are acceptable to us (i.e. unoccupied schools for occupied schools that are acceptable from an underwriting basis), the cashflow that Imagine generates at the parent level and our $16.4 million letter of credit from Imagine. As of June 30, 2012, Imagine was current on all payments under the master lease of 27 public charter schools, and we do not anticipate any delay in future payments. Subsequent to June 30, 2012, per the terms of the master lease, we exchanged the two Kansas City, Missouri schools for one located in Pittsburgh, Pennsylvania and another in Land O' Lakes, Florida. We have also entered into an agreement with Imagine allowing it to substitute three additional public charter school properties that are acceptable to us on an underwriting basis for three of the remaining six properties that suffered charter revocations on or prior to the beginning of the upcoming 2012/2013 academic year.

On June 18, 2012, Concord Kiamesha Casino, LLC, an affiliate of Concord Associates, L.P., exercised the right to ground lease approximately 57 acres of former Concord Resort property from us, pursuant to agreements entered into as part of the June 18, 2010 settlement between the parties. The affiliate has the right to ground lease the parcel (with option to purchase) for a five year period with annual rent payments of $200 thousand due in advance. Additionally, as agreed in the June 18, 2010 settlement, Concord Associates, L.P. has the right to purchase our fee simple interest underlying the ground lease for $1.00 provided that construction of the harness racetrack and casino project is completed prior to the end of the ground lease term. The ground lease covers property which is not included in our separate agreements with Empire Resorts and has no effect on our development plans.

Concord Associates, L.P.'s separate option to acquire all of our property at the former Concord Resort expired unexercised on June 11, 2012. This option was recorded at fair value as noncontrolling interest at the time of settlement which was determined to be $27.8 million. During the three months ended June 30, 2012, we reduced the value of the noncontrolling interest to zero and recorded an adjustment to increase additional paid-in-capital by the same amount.

The following details our investment spending during the six months ended June 30, 2012 and 2011 (in thousands):

For the Six Months Ended June 30, 2012
Operating Segment	Total Investment Spending	New Development	Re-development	Asset Acquisition	Investment in Mortgage Notes	Investment in Joint Ventures
Entertainment	71,117	13,094	5,016	16,346	36,000	661
Education	41,060	25,354	—	—	15,706	—
Recreation	31,425	—	—	20,014	11,411	—
Other	4,417	4,417	—	—	—	—
Total Investment Spending	148,019	42,865	5,016	36,360	63,117	661

For the Six Months Ended June 30, 2011
Operating Segment	Total Investment Spending	New Development	Re-development	Asset Acquisition	Investment in Mortgage Notes	Investment in Joint Ventures or Direct Financing Lease
Entertainment	47,840	3,514	3,782	37,761	—	2,783
Education	16,642	14,529	—	—	—	2,113
Recreation	6,035	—	—	—	6,035	—
Total Investment Spending	70,517	18,043	3,782	37,761	6,035	4,896

The above amounts include $51 thousand and $30 thousand in capitalized payroll, $172 thousand and $209 thousand in capitalized interest and $0.7 million and $1.2 million in capitalized other general and administrative direct project costs for the six months ended June 30, 2012 and 2011, respectively. In addition, the Company had $1.3 million and $1.9 million of maintenance capital expenditures for the six months ended June 30, 2012 and 2011, respectively.

Vineyards and Wineries
During the three months ended March 31, 2012 or shortly thereafter, we entered into non-binding agreements to sell a portion of one of our vineyard properties as well as another winery, and began negotiations for the sale of three other vineyard and winery properties. As a result, we revised our estimated undiscounted cash flows associated with each of these asset groups, considering the shorter expected holding periods and determined that those estimated cash flows were not sufficient to recover the carrying values of these properties.  We determined the estimated fair value of these assets to be $47.1 million using Level 3 inputs and recorded impairment charges totaling $12.8 million during the first quarter of 2012.  Management estimated the fair values of these properties taking into account the various purchase offers, pending purchase agreements, input from an outside broker and previous appraisals. At June 30, 2012, one of the vineyard and winery properties with a carrying value of $3.9 million has been classified as held for sale in the accompanying consolidated balance sheet included in this Form 10-Q. Additionally, on May 25, 2012, we sold 197 plantable acres at our Buena Vista vineyard in Sonoma, California for $13.0 million and a gain on sale of $0.4 million was recognized during the three months ended June 30, 2012. The results of operations of both of these properties have been classified within discontinued operations. See note 15 to the consolidated financial statements in this 10-Q for further information.

Additionally, on June 1, 2012, in conjunction with the sale of the brands and related inventory assets by one of our tenants, Ascentia Wine Estates, LLC, related to two wineries and one vineyard property, we collected guaranteed rent deferral payments of $3.4 million and unguaranteed rent deferral payments of $0.4 million which had been previously reserved. The properties have been released by us to the buyers of the brands and inventory assets.

Results of Operations

Three months ended June 30, 2012 compared to three months ended June 30, 2011

Rental revenue was $59.2 million for the three months ended June 30, 2012 compared to $56.0 million for the three months ended June 30, 2011. Rental revenue increased $3.2 million from the prior period, of which $2.8 million was related to acquisitions completed in 2012 and 2011, and $0.4 million was related to net rent increases on existing properties. Percentage rents of $0.1 million were recognized during both the three months ended June 30, 2012 and 2011, respectively. Straight-line rents of $0.5 million and $0.1 million were recognized during the three months ended June 30, 2012 and 2011, respectively.

During the three months ended June 30, 2012, we experienced a decrease of approximately 10.0% in rental rates on approximately 386,000 square feet with respect to significant lease renewals and new leases on existing properties. Additionally, we have funded or have agreed to fund a weighted average of $7.30 per square foot in tenant improvements and a weighted average of $0.81 per square foot in leasing commissions.
Tenant reimbursements totaled $4.4 million for the three months ended June 30, 2012 compared to $4.5 million for the three months ended June 30, 2011. These tenant reimbursements arise from the operations of our entertainment retail centers. The $0.1 million decrease is due to a decrease in tenant reimbursements at our retail centers as well the impact of a weaker Canadian dollar exchange rate for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

Mortgage and other financing income for the three months ended June 30, 2012 was $15.3 million compared to $13.7 million for the three months ended June 30, 2011. The $1.6 million increase is primarily due to increased real estate lending activities.

Our property operating expense totaled $5.2 million for the three months ended June 30, 2012 compared to $6.6 million for the three months ended June 30, 2011. These property operating expenses arise from the operations of our retail centers and other specialty properties. Property operating expense decreased by $1.4 million due to a decrease in bad debt expense as well as decreases in property operating expenses at our retail centers and other specialty properties.

Other expense for the three months ended June 30, 2012 was $0.4 million compared to $0.7 million for the three months ended June 30, 2011. The $0.3 million decrease is primarily due to less loss recognized upon settlement of foreign currency forward and swap contracts.

Our general and administrative expense totaled $5.8 million for the three months ended June 30, 2012 compared to $5.1 million for the three months ended June 30, 2011. The increase of $0.7 million is primarily due to an increase in payroll related expenses and professional fees.

Our net interest expense increased by $1.2 million to $18.5 million for the three months ended June 30, 2012 from $17.3 million for the three months ended June 30, 2011. This increase resulted from an increase in average borrowings and was partially offset by a decreased weighted-average interest rate used to finance our real estate acquisitions and fund our mortgage notes receivable.

Impairment charges for the three months ended June 30, 2011 were $24.3 million and related to certain of our vineyard and winery properties. There were no impairment charges for the three months ended June 30, 2012.

Depreciation and amortization expense totaled $12.8 million for the three months ended June 30, 2012 compared to $11.8 million for the three months ended June 30, 2011. The $1.0 million increase resulted primarily from asset acquisitions completed in 2012 and 2011.

Equity in income from joint ventures totaled $0.3 million for the three months ended June 30, 2012 compared to $0.8 million for the three months ended June 30, 2011. The $0.5 million decrease is due to the January 1, 2012 conversion of $14.9 million of equity in Atlantic-EPR I, which earned a preferred return of 15%, into a loan from us at a rate of 9.5%. For further detail, see Note 5 to the consolidated financial statements included in this Form 10-Q. Additionally, the decrease resulted from a lease amendment on the underlying theatre property held by Atlantic-EPR I, which reduced the theatre square footage and annual rent.

Loss from discontinued operations totaled $0.1 million for the three months ended June 30, 2012 and included the operations of the Pope Valley vineyard and winery (Pope Valley) which was held for sale as of June 30, 2012 as well as the operations of a portion of our Buena Vista vineyard that was sold on May 25, 2012. Loss from discontinued operations totaled $9.4 million for the three months ended June 30, 2011 and related to the above mentioned properties (including a $2.8 million impairment charge), as well as the operations of the Toronto Dundas Square property which was sold on March 29, 2011, the operations of the Gary Farrell winery sold on April 28, 2011 (including a $1.0 million lease termination fee), and the EOS vineyard and winery sold on September 20, 2011 (including a $7.2 million impairment charge). For further detail, see Note 15 to the consolidated financial statements included in this Form 10-Q.

Gain on sale or acquisition of real estate from discontinued operations was $0.4 million for the three months ended June 30, 2012 and was due to the sale of a portion of our Buena Vista vineyard on May 25, 2012. There was no gain on sale or acquisition of real estate from discontinued operations for the three months ended June 30, 2011.

Preferred dividend requirements for the three months ended June 30, 2012 were $6.0 million compared to $7.6 million for the three months ended June 30, 2011. The $1.6 million decrease is due to the redemption of 3.2 million Series B preferred shares on August 31, 2011.

Six months ended June 30, 2012 compared to six months ended June 30, 2011

Rental revenue was $117.5 million for the six months ended June 30, 2012 compared to $111.4 million for the six months ended June 30, 2011. Rental revenue increased $6.1 million from the prior period, of which $5.5 million was related to acquisitions completed in 2012 and 2011 and $0.6 million was related to net rent increases on existing properties. Percentage rents of $0.6 million and $0.5 million were recognized during the six months ended June 30,

2012 and 2011, respectively. Straight-line rents of $0.9 million and $0.3 million were recognized during the six months ended June 30, 2012 and 2011, respectively.

During the six months ended June 30, 2012, we experienced a decrease of approximately 9.1% in rental rates on approximately 444,000 square feet with respect to significant lease renewals and new leases on existing properties. Additionally, we have funded or have agreed to fund a weighted average of $15.36 per square foot in tenant improvements and a weighted average of $0.71 per square foot in leasing commissions.
Tenant reimbursements totaled $9.2 million for both the six months ended June 30, 2012 and 2011. These tenant reimbursements arise from the operations of our entertainment retail centers. An increase in tenant reimbursements at our retail centers in Ontario, Canada was offset by a weaker Canadian dollar exchange rate and decreases in tenant reimbursements at our other retail centers.

Mortgage and other financing income for the six months ended June 30, 2012 was $30.0 million compared to $27.3 million for the six months ended June 30, 2011. The $2.7 million increase is primarily due to increased real estate lending activities.

Our property operating expense totaled $11.4 million for the six months ended June 30, 2012 compared to $12.8 million for the six months ended June 30, 2011. These property operating expenses arise from the operations of our retail centers and other specialty properties. Property operating expense decreased by $1.4 million due to a decrease in bad debt expense as well as decreases in property operating expenses at our retail centers and other specialty properties.

Other expense for the six months ended June 30, 2012 was $0.9 million compared to $1.2 million for the six months ended June 30, 2011. The $0.3 million decrease is primarily due to less loss recognized upon settlement of foreign currency forward and swap contracts.

Our general and administrative expense totaled $12.3 million for the six months ended June 30, 2012 compared to $10.6 million for the six months ended June 30, 2011. The increase of $1.7 million is primarily due to an increase in payroll related expenses, franchise taxes and professional fees.

Costs associated with loan refinancing or payoff, net were $5.3 million for the six months ended June 30, 2011 and related to the termination of our eight term loans outstanding under the vineyard and winery facility.  In connection with the payment in full of these term loans, the related interest rate swaps were terminated at a cost of $4.6 million (including $1.1 million which is classified within discontinued operations) and deferred financing costs, net of accumulated amortization, of $1.8 million were written off. There were no costs associated with loan refinancing or payoff for the six months ended June 30, 2012 .

Our net interest expense increased by $0.6 million to $36.6 million for the six months ended June 30, 2012 from $36.0 million for the six months ended June 30, 2011. This increase resulted from an increase in average borrowings and was partially offset by a decreased weighted-average interest rate used to finance our real estate acquisitions and fund our mortgage notes receivable.

Transaction costs totaled $0.2 million for the six months ended June 30, 2012 compared to $1.3 million for the six months ended June 30, 2011. The decrease of $1.1 million is due to a decrease in write offs of costs associated with terminated transactions.

Impairment charges for the six months ended June 30, 2012 were $8.2 million compared to $24.3 million for the six months ended June 30, 2011 and related to certain of our vineyard and winery properties.

Depreciation and amortization expense totaled $25.1 million for the six months ended June 30, 2012 compared to $23.5 million for the six months ended June 30, 2011. The $1.6 million increase resulted primarily from asset acquisitions completed in 2012 and 2011.

Equity in income from joint ventures totaled $0.3 million for the six months ended June 30, 2012 compared to $1.6 million for the six months ended June 30, 2011. The $1.3 million decrease is due to the January 1, 2012 conversion of $14.9 million of equity in Atlantic-EPR I, which earned a preferred return of 15%, into a loan from us at a rate of 9.5%. For further detail, see Note 5 to the consolidated financial statements included in this Form 10-Q. Additionally, the decrease resulted from a lease amendment on the underlying theatre property held by Atlantic-EPR I, which reduced the theatre square footage and annual rent.

Loss from discontinued operations totaled $4.9 million for the six months ended June 30, 2012 and included the operations of Pope Valley which was held for sale as of June 30, 2012 (including a $0.8 million impairment charge) as well as the operations of a portion of our Buena Vista vineyard that was sold on May 25, 2012 (including a $3.8 million impairment charge). Loss from discontinued operations totaled $11.1 million for the six months ended June 30, 2011 and related to the above mentioned properties (including $4.6 million in impairment charges and $0.9 million in costs associated with loan refinancing or payoff), as well as the operations of the Toronto Dundas Square property which was sold on March 29, 2011, the operations of the Gary Farrell winery sold on April 28, 2011 (including a $1.0 million lease termination fee and $0.2 million in costs associated with loan refinancing or payoff), and the EOS vineyard and winery sold on September 20, 2011 (including a $7.2 million impairment charge). For further detail, see Note 15 to the consolidated financial statements included in this Form 10-Q for further details.

Gain on sale or acquisition of real estate from discontinued operations was $0.7 million for the six months ended June 30, 2012 and was due to the settlement of certain reserves established with the March 29, 2011 sale of Toronto Dundas Square ($0.3 million) as well as the sale of a portion of our Buena Vista vineyard on May 25, 2012 ($0.4 million). Gain on sale or acquisition of real estate from discontinued operations of $18.3 million for the six months ended June 30, 2011 was due to the March 29, 2011 sale of Toronto Dundas Square.

Preferred dividend requirements for the six months ended June 30, 2012 were $12.0 million compared to $15.1 million for the six months ended June 30, 2011. The $3.1 million decrease is due to the redemption of 3.2 million Series B preferred shares on August 31, 2011.

Liquidity and Capital Resources

Cash and cash equivalents were $12.7 million at June 30, 2012. In addition, we had restricted cash of $19.2 million at June 30, 2012. Of the restricted cash at June 30, 2012, $10.4 million relates to cash held for our borrowers’ debt service reserves for mortgage notes receivable, $1.2 million relates to escrow balances required in connection with the sale of Toronto Dundas Square and the balance represents deposits required in connection with debt service, payment of real estate taxes and capital improvements.

Mortgage Debt, Credit Facilities and Term Loan
As of June 30, 2012, we had total debt outstanding of $1.3 billion of which $657.9 million was fixed rate mortgage debt secured by a portion of our rental properties and mortgage notes receivable, with a weighted average interest rate of approximately 6.1%.

At June 30, 2012, we had outstanding $250.0 million in aggregate principal amount in unsecured 7.750% senior notes due on July 15, 2020 that are guaranteed by certain of our subsidiaries. The notes contain various covenants, including: (i) a limitation on incurrence of any debt which would cause the ratio of our debt to adjusted total assets to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause the ratio of secured debt to adjusted total assets to exceed 40%; (iii) a limitation on incurrence of any debt which would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of our total unencumbered assets to be not less than 150% of our outstanding unsecured debt.

At June 30, 2012, we had $112.0 million in debt outstanding under our $400.0 million unsecured revolving credit facility, with interest at a floating rate of LIBOR plus 160 basis points (1.84% at June 30, 2012). The facility has a term expiring October 13, 2015 with a one year extension available at our option. The amount that we are able to borrow on our unsecured revolving credit facility is a function of the values and advance rates, as defined by the credit agreement, assigned to the assets included in the borrowing base less outstanding letters of credit and less other liabilities. As of June 30, 2012, our total availability under the unsecured revolving credit facility was $288.0 million.

Additionally, on January 5, 2012, we entered into a new $240.0 million five-year unsecured term loan facility. The loan matures on January 5, 2017. The facility is priced based on a grid related to our senior unsecured credit ratings, with pricing at closing of LIBOR plus 175 basis points. We also entered into interest rate swaps that effectively mitigate our risk to variable interest rates and provide a fixed interest stream (when cash flows from the debt and interest rate swaps are combined) at 2.66% for four years. The new unsecured facility also contains an “accordion” feature allowing it to be increased by up to an additional $110.0 million upon satisfaction of certain conditions.

Our unsecured revolving credit facility and our unsecured term loan facility contain substantially identical financial covenants that limit our levels of consolidated debt, secured debt, investment levels outside certain categories and dividend distributions, and require minimum coverage levels for fixed charges and unsecured debt service costs. Additionally, our unsecured revolving credit facility, unsecured term loan facility and our unsecured 7.75% senior notes contain cross-default provisions that go into effect if we default on any of our obligations for borrowed money or credit in an amount exceeding $25.0 million, unless such default has been waived or cured within a specified period of time. We were in compliance with all financial covenants at June 30, 2012.

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

Certain of our other long-term debt agreements contain customary restrictive covenants related to financial and operating performance as well as certain cross-default provisions. We were in compliance with all financial covenants at June 30, 2012.

Liquidity Requirements

Short-term liquidity requirements consist primarily of normal recurring corporate operating expenses, debt service requirements and distributions to shareholders. We meet these requirements primarily through cash provided by operating activities. Net cash provided by operating activities was $103.4 million and $92.3 million for the six months ended June 30, 2012 and 2011, respectively. Net cash used by investing activities was $136.3 million for the six months ended June 30, 2012 and net cash provided by investing activities was $144.0 million for the six months ended June 30, 2011. Net cash provided by financing activities was $30.9 million and net cash used by financing activities was $232.7 million for the six months ended June 30, 2012 and 2011, respectively. We anticipate that our cash on hand, cash from operations, and funds available under our unsecured revolving credit facility will provide adequate liquidity to fund our operations, make interest and principal payments on our debt, and allow distributions to our shareholders and avoid corporate level federal income or excise tax in accordance with REIT Internal Revenue Code requirements.

Commitments

As of June 30, 2012, we have ten entertainment development projects under construction for which we have agreed to finance the development costs. At June 30, 2012, we have commitments to fund approximately $68.5 million of additional improvements which are expected to be funded in 2012. Development costs are advanced by us in periodic draws. If we determine that construction is not being completed in accordance with the terms of the development agreements, we can discontinue funding construction draws. We have agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

We have agreed to finance future development costs for seven of our education properties. At June 30, 2012, we have commitments to fund approximately $25.3 million of additional improvements for these properties which is expected to be funded in 2012. Development costs are advanced by us in periodic draws. If we determine that construction is not being completed in accordance with the terms of the development agreement, we can discontinue funding construction draws. We have agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

We have provided a guarantee of the payment of certain economic development revenue bonds related to four theatres in Louisiana for which we earn a fee at an annual rates of 1.75% to 2.88% over the 30-year term of the bond. We have recorded $4.5 million as a deferred asset included in other assets and $4.5 million included in other liabilities in the accompanying consolidated balance sheet as of June 30, 2012 related to this guarantee. No amounts have been accrued as a loss contingency related to this guarantee because we have determined that payment by us is not probable.

We have certain commitments related to our mortgage note investments that we may be required to fund in the future. We are generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of June 30, 2012, we had six mortgage notes receivable with commitments totaling approximately $36.3 million. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

Liquidity Analysis

In analyzing our liquidity, we generally expect that our cash provided by operating activities will meet our normal recurring operating expenses, recurring debt service requirements and distributions to shareholders.

During 2012 and 2013, we have approximately $65.3 million and $98.5 million, respectively, of consolidated debt maturities. Our cash commitments, as described above, include additional commitments under various mortgage notes receivable totaling approximately $36.3 million. Of the $36.3 million of mortgage note receivable commitments, approximately $14.8 million is expected to be funded in 2012.

Our sources of liquidity as of June 30, 2012 to pay the above 2012 commitments include the remaining amount available under our unsecured revolving credit facility of approximately $288.0 million and unrestricted cash on hand of $12.7 million. Accordingly, while there can be no assurance, we expect that our sources of cash will exceed our existing commitments over the remainder of 2012.

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

Off Balance Sheet Arrangements

At June 30, 2012, we had a 39.1% and 29.2% investment interest in two unconsolidated real estate joint ventures, Atlantic-EPR I and Atlantic-EPR II, respectively, which are accounted for under the equity method of accounting. We do not anticipate any material impact on our liquidity as a result of commitments involving those joint ventures. As further discussed in Note 5 to the consolidated financial statements included in this Form 10-Q, on January 1, 2012, we converted a $14.9 million equity interest in Atlantic-EPR I to a secured first mortgage note receivable of the same amount. Additionally, Atlantic EPR I entered into an agreement to develop a family entertainment venue at the property it owns for approximately $4.0 million which is expected to be funded through additional advances under the mortgage note. We recognized a loss of $28 thousand and income of $1,362 thousand during the six months ended June 30, 2012 and 2011, respectively, from our equity investment in the Atlantic-EPR I joint venture. We recognized income of $213 thousand and $182 thousand from our equity investment in the Atlantic-EPR II joint venture during the six months ended June 30, 2012 and 2011, respectively. The Atlantic-EPR II joint venture has a mortgage note payable secured by a megaplex theatre that totals $12.0 million at June 30, 2012, and matures in September 2013. Condensed financial information for Atlantic-EPR I and Atlantic-EPR II joint ventures is included in Note 8 to the consolidated financial statements included in this Form 10-Q.

The partnership agreements for Atlantic-EPR I and Atlantic-EPR II allow the our partner, Atlantic of Hamburg, Germany (“Atlantic”), to exchange up to a maximum of 10% of its ownership interest per year in each of the joint ventures for our common shares or, at our discretion, the cash value of those shares as defined in each of the partnership agreements. During 2011, we paid Atlantic cash of $2.5 million and $258 thousand in exchange for additional ownership of 11.3% (a portion of which related to 2010) and 2.0% for Atlantic-EPR I and Atlantic-EPR II, respectively. During the six months ended June 30, 2012, we paid Atlantic cash of $688 thousand and $443 thousand in exchange for additional ownership of 3.0% and 3.5% for Atlantic-EPR I and Atlantic-EPR II, respectively. These exchanges did not impact total partners’ equity in either Atlantic-EPR I or Atlantic-EPR II.

In addition, as of June 30, 2012 and December 31, 2011, we had invested $4.4 million and $4.2 million, respectively, in unconsolidated joint ventures for three theatre projects located in China. We recognized income of $140 thousand and $11 thousand from our investment in these joint ventures for the six months ended June 30, 2012 and 2011, respectively.

Capital Structure and Coverage Ratios

We believe that our shareholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest, fixed charge and debt service coverage ratios. We expect to maintain our debt to gross assets ratio (i.e. total long-term debt to total assets plus accumulated depreciation) between 35% and 45%. However, the timing and size of our equity and debt offerings may cause us to temporarily operate over this threshold. At June 30, 2012, this ratio was 40%. Our long-term debt as a percentage of our total market capitalization at June 30, 2012 was 36%; however, we do not manage to a ratio based on total market capitalization due to the inherent variability that is driven by changes in the market price of our common shares. We calculate our total market capitalization of $3.5 billion by aggregating the following at June 30, 2012:

•	Common shares outstanding of 46,837,348 multiplied by the last reported sales price of our common shares on the NYSE of $41.11 per share, or $1.9 billion;

•	Aggregate liquidation value of our Series C convertible preferred shares of $135.0 million;

•	Aggregate liquidation value of our Series D preferred shares of $115.0 million;

•	Aggregate liquidation value of our Series E convertible preferred shares of $86.3 million; and

•	Total long-term debt of $1.3 billion.
Our interest coverage ratio for the six months ended June 30, 2012 and 2011 was 3.7 times and 3.6 times, respectively. Interest coverage is calculated as the interest coverage amount (as calculated in the following table) divided by interest expense, gross (as calculated in the following table). We consider the interest coverage ratio to be an appropriate supplemental measure of a company’s ability to meet its interest expense obligations and management believes it is useful to investors in this regard. Our calculation of the interest coverage ratio may be different from the calculation used by other companies, and therefore, comparability may be limited. This information should not be considered as an alternative to any U.S. generally accepted accounting principles (“GAAP”) liquidity measures. The following table shows the calculation of our interest coverage ratios. Amounts below include the impact of discontinued operations, which are separately classified in the consolidated statements of income included in this Form 10-Q (unaudited, dollars in thousands):

	Six Months Ended June 30,
	2012	2011
Net income	$58,208	$41,735
Interest expense, gross	36,831	36,388
Interest cost capitalized	(172)	(250)
Depreciation and amortization	25,350	26,011
Share-based compensation expense to management and trustees	2,998	2,841
Costs associated with loan refinancing or payoff	—	6,388
Straight-line rental revenue	(881)	(576)
Gain on sale or acquisition of real estate	(720)	(18,293)
Transaction costs	189	1,349
Impairment charges	12,843	36,056
Interest coverage amount	$134,646	$131,649

Interest expense, net	$36,587	$36,132
Interest income	72	6
Interest cost capitalized	172	250
Interest expense, gross	$36,831	$36,388

Interest coverage ratio	3.7	3.6

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

	Six Months Ended June 30,
	2012	2011
Net cash provided by operating activities	$103,440	$92,330
Equity in income from joint ventures	324	1,555
Distributions from joint ventures	(638)	(1,304)
Amortization of deferred financing costs	(2,177)	(1,787)
Amortization of above market leases, net	—	(20)
Increase in mortgage notes accrued interest receivable	37	—
Decrease in restricted cash	(2,799)	(1,649)
Decrease in accounts receivable, net	(1,891)	(4,655)
Decrease in notes and accrued interest receivable	(8)	(48)
Increase in direct financing lease receivable	2,538	2,553
Increase in other assets	1,201	2,457
Decrease in accounts payable and accrued liabilities	1,163	526
Decrease (increase) in unearned rents	(2,511)	151
Straight-line rental revenue	(881)	(576)
Interest expense, gross	36,831	36,388
Interest cost capitalized	(172)	(250)
Costs associated with loan refinancing or payoff (cash portion)	—	4,629
Transaction costs	189	1,349
Interest coverage amount	$134,646	$131,649
Our fixed charge coverage ratio for the six months ended June 30, 2012 and 2011 was 2.8 times and 2.6 times, respectively. The fixed charge coverage ratio is calculated in exactly the same manner as the interest coverage ratio, except that preferred share dividends are also added to the denominator. We consider the fixed charge coverage ratio to be an appropriate supplemental measure of a company’s ability to make its interest and preferred share dividend payments and management believes it is useful to investors in this regard. Our calculation of the fixed charge coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures. Amounts below include the impact of discontinued operations, which are separately classified in the consolidated statements of income included in this Form 10-Q. The following table shows the calculation of our fixed charge coverage ratios (unaudited, dollars in thousands):

	Six Months Ended June 30,
	2012	2011
Interest coverage amount	$134,646	$131,649

Interest expense, gross	36,831	36,388
Preferred share dividends	12,003	15,103
Fixed charges	$48,834	$51,491

Fixed charge coverage ratio	2.8	2.6

Our debt service coverage ratio for both the six months ended June 30, 2012 and 2011 was 2.7 times. The debt service coverage ratio is calculated in exactly the same manner as the interest coverage ratio, except that recurring principal payments are also added to the denominator. We consider the debt service coverage ratio to be an appropriate supplemental measure of a company’s ability to make its debt service payments and management believes it is useful to investors in this regard. Our calculation of the debt service coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures. Amounts below include the impact of discontinued operations, which are separately classified in the consolidated statements of income included in this Form 10-Q. The following table shows the calculation of our debt service coverage ratios (unaudited, dollars in thousands):

	Six months ended June 30,
	2012	2011
Interest coverage amount	$134,646	$131,649

Interest expense, gross	36,831	36,388
Recurring principal payments	12,664	12,273
Debt service	$49,495	$48,661

Debt service coverage ratio	2.7	2.7

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

The following table summarizes our FFO, including per share amounts, for the three and six months ended June 30, 2012 and 2011 (unaudited, in thousands, except per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss) available to common shareholders of Entertainment Properties Trust	$30,797	$(7,549)	$46,168	$26,630
Gain on sale or acquisition of real estate	(438)	—	(720)	(18,293)
Real estate depreciation and amortization	12,635	11,873	24,832	25,471
Allocated share of joint venture depreciation	144	112	286	221
Impairment charges	—	34,256	12,843	36,056
FFO available to common shareholders of Entertainment Properties Trust	$43,138	$38,692	$83,409	$70,085
FFO per common share attributable to Entertainment Properties Trust:
Basic	$0.92	$0.83	$1.78	$1.50
Diluted	0.92	0.83	1.77	1.49
Shares used for computation (in thousands):
Basic	46,826	46,648	46,751	46,576
Diluted	47,068	46,956	47,006	46,880
Other financial information:
Dividends per common share	$0.75	$0.70	$1.50	$1.40
The additional 1.9 million common shares that would result from the conversion of our 5.75% Series C cumulative convertible preferred shares and the additional 1.6 million common shares that would result from the conversion of our 9.0% Series E cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted earnings per share for the three months ended June 30, 2012 and 2011 because the effect is anti-dilutive.

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
The following table summarizes our AFFO for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
FFO available to common shareholders of Entertainment Properties Trust	$43,138	$38,692	$83,409	$70,085
Adjustments:
Transaction costs	31	76	189	1,349
Non-real estate depreciation and amortization	258	269	518	539
Deferred financing fees amortization	1,092	764	2,177	1,787
Costs associated with loan refinancing or payoff	—	—	—	6,388
Share-based compensation expense to management and trustees	1,534	1,474	2,998	2,841
Maintenance capital expenditures (1)	(1,066)	(600)	(1,420)	(2,202)
Straight-lined rental revenue	(493)	(58)	(881)	(576)
Non-cash portion of mortgage and other financing income	(1,284)	(1,350)	(2,541)	(2,608)
Amortization of above market leases, net	—	—	—	20
AFFO available to common shareholders of Entertainment Properties Trust	$43,210	$39,267	$84,449	$77,623

(1)	Includes maintenance capital expenditures and certain second generation tenant improvements and leasing commissions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, primarily relating to potential losses due to changes in interest rates and foreign currency exchange rates. We seek to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new long-term fixed rate borrowings whenever possible. We also have a $400.0 million unsecured revolving credit facility with $112.0 million outstanding as of June 30, 2012 and a $10.7 million bond, both of which bear interest at a floating rate. In addition, on January 5, 2012, we entered into a $240.0 million five year unsecured term loan facility which bears interest at a floating rate. As further described in Note 9 to the consolidated financial statements included in this Form 10-Q, this LIBOR based debt was converted with interest rate swaps to a fixed rate of 2.66% for four years.
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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On June 7, 2011, affiliates of Louis Cappelli, Concord Associates, L.P., Concord Resort, LLC and Concord Kiamesha LLC, filed a complaint with the Supreme Court of the State of New York, County of Sullivan, against a subsidiary of the Company seeking (i) a declaratory judgment on certain of the subsidiary's obligations under a previously disclosed settlement agreement involving these entities, (ii) an order that the Company subsidiary execute the golf course lease and the “Racino Parcel” lease subject to the settlement agreement, and (iii) an extension of the restrictive covenant against ownership or operation of a casino on the Concord resort property under the settlement agreement, which covenant was set to expire on December 31, 2011. On October 20, 2011, Concord Associates, L.P., Concord Resort, LLC and Concord Kiamesha LLC filed a complaint with the Supreme Court of the State of New York, County of Westchester against the Company and certain of its subsidiaries alleging breach of contract and breach of the duty of good faith and fair dealing with respect to a casino development agreement relating to a planned casino and resort development in Sullivan County, New York. Plaintiffs are seeking specific performance with respect to such agreement and money damages of $800.0 million, plus interest and attorneys' fees. On March 7, 2012, Concord Associates, L.P. and seven other companies affiliated with Mr. Cappelli and Concord Associates, L.P. filed a new complaint against the Company and certain of its subsidiaries, as well as Empire Resorts, Inc. and its subsidiary Monticiello Raceway Management, Inc., in the United States District Court for the Southern District of New York. On June 25, 2012, an amended complaint was served against the same parties as well as Kien Huat Realty III Limited and Genting New York, LLC (Genting Parties). The amended complaint alleges unlawful restraint of trade, conspiracy to monopolize, unlawful monopolization, against the Company, the Empire Resorts parties and the Genting Parties as well as tortious interference against the Empire Resorts parties and the Genting Parties, in relation to a proposed development transaction on the same Sullivan County, New York resort property. Plaintiffs seek damages of $1.5 billion, plus interest and attorneys' fees. The Company intends to vigorously defend the claims asserted against the Company and certain of its subsidiaries by the Concord entities for which it believes it has meritorious defenses, but it is too early to assess the outcome.

Item 1A. Risk Factors

Public charter schools are operated pursuant to charters granted by various state or other regulatory authorities and are dependent upon funding from such regulatory authorities. We could be adversely affected by a public charter school's failure to comply with its charter, non-renewal of a charter upon expiration or by its reduction or loss of funding.

Our public charter school properties operate pursuant to charters granted by various state or other regulatory authorities, which are generally shorter than our lease terms, and most of the schools have undergone or expect to undergo compliance audits or reviews by such regulatory authorities. Such audits and reviews examine the financial as well as the academic performance of the school. Adverse audit or review findings could result in non-renewal or revocation of a charter school's charter, or in some cases, a reduction in the amount of state funding, repayment of previously received state funding or other economic sanctions. Our public charter school tenants are also dependent upon funding from various state or other regulatory authorities, which are currently experiencing budgetary constraints, and any reduction or loss of such funding could adversely affect a public charter school's ability to comply with its charter and/or pay its obligations.

Imagine, an operator of public charter schools, is a lessee of a substantial number of our public charter school properties. Recently, some of the Company's public charter school properties operated by Imagine have been subject to compliance audits or reviews that resulted in probationary actions and, in nine cases, charter revocation. We are currently in the process of resolving these issues with Imagine; however, there can be no assurances that any such solutions will satisfy either the respective regulatory body or the Company, and could result in the Company pursuing its remedies in the lease.

We believe that we have taken actions to mitigate, or have otherwise accounted for, some of the risks associated with our public charter school properties. For instance, Imagine is required to maintain irrevocable letters of credit to secure a portion of their annual lease payment owed to us under the master lease agreement. Subject to our approval and certain other terms and conditions, the master lease agreement also allows Imagine to repurchase from us the public charter school properties that are causing technical defaults and, in substitution for such properties, sell to us public charter school properties that would otherwise comply with the lease agreement. In fact, Imagine recently exercised this right with respect to two of the nine properties that suffered a charter revocation and such repurchases have been completed. In addition, one school has been sub-leased by Imagine to the St. Louis, Missouri Public School District. With respect to other non-performing properties, however, there is no guarantee that acceptable schools will be available for substitutions or that such substitutions will be completed. In addition, while governing authorities may approve substitute operators for failed public charter schools to ensure continuity for students, we cannot predict when or whether applicable governing authorities would approve such substitute operators, nor can we predict whether we could reach lease agreements with such substitute tenants on acceptable terms.

We previously made a significant investment in a planned casino and resort development, which is now the subject of ongoing litigation. We cannot predict the duration or outcome of this litigation. In the event of prolonged litigation or an unfavorable outcome, or other factors outside of the litigation, the casino project and resort development may be indefinitely delayed or canceled, which, individually or together with an unfavorable outcome in the litigation, could have a material adverse effect on the casino project and resort development and/or our financial condition and results of operations.

We previously reached a settlement agreement with the developer of the planned casino and resort project in Sullivan County, New York and certain related affiliates, pursuant to which we acquired certain land at the project. Entities affiliated with the developer of the casino property subsequently commenced litigation against us and certain of our subsidiaries regarding matters addressed by the settlement agreement. In addition, entities affiliated with the developer commenced additional litigation against us and certain of our subsidiaries relating to our potential relationship with certain parties, including Empire Resorts, Inc. and one of its subsidiaries. We believe we have meritorious defenses to this litigation and intend to defend it vigorously. There can be no assurances, however, as to the duration or ultimate outcome of this litigation, nor can there be any assurances as to the costs we may incur in defending against and/or resolving this litigation. In the event of prolonged litigation or an unfavorable outcome, or simply as a result of economic, regulatory or other conditions, the planned casino and resort development may be indefinitely delayed or canceled. There can be no assurance that such an indefinite delay or cancellation would not have a material adverse effect on our investment, which could cause us to record an impairment charge with respect to our interest in such property, and which could result in a material adverse effect on our financial condition and results of operations. In addition, if the outcome of the litigation is unfavorable to us, it could result in a material adverse effect on our financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30, 2012 common stock	—		$—	—	$—
May 1 through May 31, 2012 common stock	215	(1)	42.35	—	—
June 1 through June 30, 2012 common stock	—		—	—	—

Total	215		$42.35	—	$—

(1) The repurchase of equity securities during May 2012 was completed in conjunction with an employee stock option exercise. This repurchase was not made pursuant to a publicly announced plan or program.

Item 3. Defaults Upon Senior Securities

There were no reportable events during the quarter ended June 30, 2012.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

There were no reportable events during the quarter ended June 30, 2012.

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

ENTERTAINMENT PROPERTIES TRUST

Dated:	July 26, 2012	By	/s/ David M. Brain
David M. Brain, President and Chief Executive Officer (Principal Executive Officer)

Dated:	July 26, 2012	By	/s/ Mark A. Peterson
Mark A. Peterson, Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Chief Accounting Officer)

Exhibit Index

12.1*	Computation of Ratio of Earnings to Fixed Charges is attached hereto as Exhibit 12.1

12.2*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Distributions is attached hereto as Exhibit 12.2

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