Form 10-Q
period 2012-09-30
ENTERTAINMENT PROPERTIES TRUST
filed 2012-10-31
CIK 1045450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

At October 30, 2012, there were 46,842,184 common shares outstanding.

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

Factors that could materially and adversely affect us include, but are not limited to, the factors listed below:

•	General international, national, regional and local business and economic conditions;

•	Continuing volatility in the financial markets;

•	Adverse changes in our credit ratings;

•	Fluctuations in interest rates;

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

i

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

Our forward-looking statements represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. For further discussion of these factors see Item 1A. "Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed with the Securities and Exchange Commission (“SEC”) on July 27, 2012 and Item 1A. "Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on February 24, 2012.

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

ii

iii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
ENTERTAINMENT PROPERTIES TRUST Consolidated Balance Sheets (Dollars in thousands except share data)

	September 30, 2012	December 31, 2011
	(unaudited)
Assets
Rental properties, net of accumulated depreciation of $369,854 and $335,116 at September 30, 2012 and December 31, 2011, respectively	$1,892,190	$1,819,176
Rental properties held for sale, net	3,895	4,696
Land held for development	191,442	184,457
Property under development	30,486	22,761
Mortgage notes and related accrued interest receivable, net	411,755	325,097
Investment in a direct financing lease, net	232,855	233,619
Investment in joint ventures	11,399	25,053
Cash and cash equivalents	25,007	14,625
Restricted cash	26,138	19,312
Intangible assets, net	3,667	4,485
Deferred financing costs, net	20,674	18,527
Accounts receivable, net	35,704	35,005
Notes and related accrued interest receivable, net	4,947	5,015
Other assets	25,213	22,167
Total assets	$2,915,372	$2,733,995
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$54,086	$36,036
Common dividends payable	35,131	32,709
Preferred dividends payable	6,002	6,002
Unearned rents and interest	14,181	6,850
Long-term debt	1,339,118	1,154,295
Total liabilities	1,448,518	1,235,892
Equity:
Common Shares, $.01 par value; 75,000,000 shares authorized; and 48,286,473 and 48,062,593 shares issued at September 30, 2012 and December 31, 2011, respectively	482	480
Preferred Shares, $.01 par value; 25,000,000 shares authorized:
5,400,000 Series C convertible shares issued at September 30, 2012 and December 31, 2011; liquidation preference of $135,000,000	54	54
4,600,000 Series D shares issued at September 30, 2012 and December 31, 2011; liquidation preference of $115,000,000	46	46
3,450,000 Series E convertible shares issued at September 30, 2012 and December 31, 2011; liquidation preference of $86,250,000	35	35
Additional paid-in-capital	1,754,285	1,719,066
Treasury shares at cost: 1,445,434 and 1,335,879 common shares at September 30, 2012 and December 31, 2011, respectively	(49,689)	(44,834)
Accumulated other comprehensive income	20,629	23,463
Distributions in excess of net income	(259,318)	(228,261)
Entertainment Properties Trust shareholders’ equity	1,466,524	1,470,049
Noncontrolling interests	330	28,054
Equity	$1,466,854	$1,498,103
Total liabilities and equity	$2,915,372	$2,733,995
See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST Consolidated Statements of Income (Unaudited) (Dollars in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Rental revenue	$61,049	$56,849	$178,543	$168,255
Tenant reimbursements	4,608	4,419	13,794	13,596
Other income	203	165	336	320
Mortgage and other financing income	16,976	14,541	46,952	41,803
Total revenue	82,836	75,974	239,625	223,974
Property operating expense	5,939	5,955	17,358	18,724
Other expense	526	597	1,442	1,754
General and administrative expense	5,486	4,555	17,774	15,127
Costs associated with loan refinancing or payoff	477	—	477	5,339
Interest expense, net	19,994	17,911	56,594	53,943
Transaction costs	184	145	373	1,494
Impairment charges	3,086	—	11,281	24,298
Depreciation and amortization	13,276	11,861	38,349	35,316
Income before equity in income from joint ventures and discontinued operations	33,868	34,950	95,977	67,979
Equity in income from joint ventures	342	676	666	2,231
Income from continuing operations	$34,210	$35,626	$96,643	$70,210
Discontinued operations:
Income (loss) from discontinued operations	(35)	(79)	(332)	538
Impairment charges	—	—	(4,648)	(11,758)
Gain on sale or acquisition of real estate	—	16	720	18,309
Net income	34,175	35,563	92,383	77,299
Add: Net income attributable to noncontrolling interests	(24)	(11)	(61)	(13)
Net income attributable to Entertainment Properties Trust	34,151	35,552	92,322	77,286
Preferred dividend requirements	(6,002)	(7,034)	(18,005)	(22,138)
Series B preferred share redemption costs	—	(2,769)	—	(2,769)
Net income available to common shareholders of Entertainment Properties Trust	$28,149	$25,749	$74,317	$52,379
Per share data attributable to Entertainment Properties Trust common shareholders:
Basic earnings per share data:
Income from continuing operations	$0.60	$0.55	$1.68	$0.97
Income (loss) from discontinued operations	—	—	(0.09)	0.15
Net income available to common shareholders	$0.60	$0.55	$1.59	$1.12
Diluted earnings per share data:
Income from continuing operations	$0.60	$0.55	$1.67	$0.97
Income (loss) from discontinued operations	—	—	(0.09)	0.15
Net income available to common shareholders	$0.60	$0.55	$1.58	$1.12
Shares used for computation (in thousands):
Basic	46,840	46,680	46,781	46,611
Diluted	47,090	46,918	47,035	46,874
See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST Consolidated Statements of Comprehensive Income (Unaudited) (Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$34,175	$35,563	$92,383	$77,299
Other comprehensive income (loss):
Foreign currency translation adjustment	4,979	(12,237)	4,855	(2,679)
Change in unrealized loss on derivatives	(5,030)	9,032	(7,689)	5,186
Comprehensive income	34,124	32,358	89,549	79,806
Comprehensive income attributable to the noncontrolling interests	(24)	(11)	(61)	(13)
Comprehensive income attributable to Entertainment Properties Trust	$34,100	$32,347	$89,488	$79,793
See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST Consolidated Statements of Changes in Equity Nine Months Ended September 30, 2012 (Unaudited) (Dollars in thousands)

	Entertainment Properties Trust Shareholders’ Equity
	Common Stock		Preferred Stock		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income (loss)	Distributions in excess of net income	Noncontrolling Interests	Total
	Shares	Par	Shares	Par
Balance at December 31, 2011	48,062,593	$480	13,450,000	$135	$1,719,066	$(44,834)	$23,463	$(228,261)	$28,054	$1,498,103
Restricted share units issued to Trustees	10,925	—	—	—	488	—	—	—	—	488
Issuance of nonvested shares, including nonvested shares issued for the payment of bonuses	148,095	1	—	—	1,486	—	—	—	—	1,487
Cancellation of 185 employee nonvested shares	—	—	—	—	5	(5)	—	—	—	—
Amortization of nonvested shares	—	—	—	—	3,334	—	—	—	—	3,334
Share option expense	—	—	—	—	709	—	—	—	—	709
Foreign currency translation adjustment	—	—	—	—	—	—	4,855	—	—	4,855
Change in unrealized gain/loss on derivatives	—	—	—	—	—	—	(7,689)	—	—	(7,689)
Net income	—	—	—	—	—	—	—	92,322	61	92,383
Purchase of 73,959 common shares for treasury	—	—	—	—	—	(3,232)	—	—	—	(3,232)
Issuances of common shares	6,317	—	—	—	280	—	—	—	—	280
Stock option exercises, net	58,543	1	—	—	1,132	(1,618)	—	—	—	(485)
Dividends to common and preferred shareholders	—	—	—	—	—	—	—	(123,379)	—	(123,379)
Forfeiture of noncontrolling interest	—	—	—	—	27,785	—	—	—	(27,785)	—
Balance at September 30, 2012	48,286,473	$482	13,450,000	$135	$1,754,285	$(49,689)	$20,629	$(259,318)	$330	$1,466,854

See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST Consolidated Statements of Cash Flows (Unaudited) (Dollars in thousands)

	Nine Months Ended September 30,
	2012	2011
Operating activities:
Net income	$92,383	$77,299
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash impairment charges	11,281	24,298
Loss (income) from discontinued operations	4,260	(7,089)
Costs associated with loan refinancing or payoff (non-cash portion)	439	1,759
Equity in income from joint ventures	(666)	(2,231)
Distributions from joint ventures	827	2,176
Depreciation and amortization	38,349	35,316
Amortization of deferred financing costs	3,224	2,821
Share-based compensation expense to management and Trustees	4,416	4,211
Decrease (increase) in restricted cash	(2,695)	1,225
Increase in mortgage notes accrued interest receivable	(828)	(410)
Increase in accounts receivable, net	(1,820)	(58)
Decrease in notes receivable and accrued interest receivable	68	72
Increase in direct financing lease receivable	(3,730)	(3,795)
Increase in other assets	(2,063)	(1,797)
Decrease in accounts payable and accrued liabilities	(2,504)	(1,434)
Increase (decrease) in unearned rents and interest	2,478	(124)
Net operating cash provided by continuing operations	143,419	132,239
Net operating cash provided by discontinued operations	1,984	3,212
Net cash provided by operating activities	145,403	135,451
Investing activities:
Acquisition of rental properties and other assets	(42,094)	(46,427)
Proceeds from sale of real estate	—	1,700
Investment in unconsolidated joint ventures	(1,131)	(3,245)
Investment in mortgage notes receivable	(71,908)	(9,390)
Investment in a direct financing lease, net	—	(2,118)
Proceeds from sale of investment in a direct financing lease, net	4,494	—
Additions to properties under development	(88,965)	(44,230)
Net cash used by investing activities of continuing operations	(199,604)	(103,710)
Net cash used by other investing activities of discontinued operations	—	(58)
Net proceeds from sale of real estate from discontinued operations	12,969	224,912
Net cash provided (used) by investing activities	(186,635)	121,144
Financing activities:
Proceeds from long-term debt facilities	798,000	328,000
Principal payments on long-term debt	(616,400)	(379,428)
Deferred financing fees paid	(5,797)	(1,002)
Net proceeds from issuance of common shares	179	195
Redemption of preferred shares	—	(80,030)
Impact of stock option exercises, net	(485)	966
Purchase of common shares for treasury	(3,232)	(3,070)
Dividends paid to shareholders	(120,856)	(119,164)
Net cash provided (used) by financing activities	51,409	(253,533)
Effect of exchange rate changes on cash	205	(536)
Net increase in cash and cash equivalents	10,382	2,526
Cash and cash equivalents at beginning of the period	14,625	11,776
Cash and cash equivalents at end of the period	$25,007	$14,302
Supplemental information continued on next page.

ENTERTAINMENT PROPERTIES TRUST Consolidated Statements of Cash Flows (Unaudited) (Dollars in thousands) Continued from previous page.

	Nine Months Ended September 30,
	2012	2011
Supplemental schedule of non-cash activity:
Transfer of property under development to rental property	$75,172	$35,100
Acquisiton of real estate in exchange for assumption of debt at fair value	$—	$4,109
Issuance of nonvested shares and restricted share units at fair value, including nonvested shares issued for payment of bonuses	$7,181	$6,785
Conversion of equity to mortgage note receivable related to Atlantic-EPR I	$14,852	$—
Adjustment of noncontrolling interest to additional paid in capital	$27,785	—
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$56,566	$57,652
Cash received during the year for income taxes	$(521)	$(212)
See accompanying notes to consolidated financial statements.

ENTERTAINMENT PROPERTIES TRUST
Notes to Consolidated Financial Statements (Unaudited)

1. Organization

Description of Business
Entertainment Properties Trust (the Company) is a Maryland real estate investment trust (REIT) organized on August 29, 1997. The Company develops, owns, leases and finances megaplex theatres, entertainment retail centers (centers typically anchored by an entertainment component such as a megaplex theatre and containing other entertainment-related or retail properties), public charter schools and other destination recreational and specialty properties. The Company’s properties are located in the United States and Canada.

2. Summary of Significant Accounting Policies

Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. In addition, operating results for the nine month period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Allowance for Doubtful Accounts
The Company makes quarterly estimates of the collectability of its accounts receivable related to base rents, tenant escalations (straight-line rents), reimbursements and other revenue or income. The Company specifically analyzes trends in accounts receivable, historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of its allowance for doubtful accounts. When evaluating customer creditworthiness, management reviews the periodic financial statements for significant tenants and specifically evaluates the strength and material changes in net operating income, coverage ratios, leverage and other factors to assess the tenant's credit quality. In addition, when customers are in bankruptcy, the Company makes estimates of the expected recovery of pre-petition administrative and damage claims. These estimates have a direct impact on the Company's net income.

Revenue Recognition
Rents that are fixed and determinable are recognized on a straight-line basis over the minimum terms of the leases. Base rent escalation on leases that are dependent upon increases in the Consumer Price Index (CPI) is recognized when known. In addition, most of the Company's tenants are subject to additional rents if gross revenues of the properties exceed certain thresholds defined in the lease agreements (percentage rents). Percentage rents as well as participating interest for those mortgage agreements that contain similar such clauses are recognized at the time when specific triggering events occur as provided by the lease or mortgage agreements. Rental revenue included percentage rents of $1.1 million and $1.0 million for the nine months ended September 30, 2012 and 2011, respectively. Mortgage and other financing income included participating interest income of $0.8 million and $0.4 million for the nine months ended September 30, 2012 and 2011, respectively. Lease termination fees are recognized when the related leases are canceled and the Company has no obligation to provide services to such former tenants. Termination fees of $105 thousand were recognized during the nine months ended September 30, 2012. Termination fees of $1.1 million were recognized during the nine months ended September 30, 2011 of which $1.0 million has been classified within discontinued operations. See Note 15 for further details.

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

Concentrations of Risk
American Multi-Cinema, Inc. (AMC) was the lessee of a substantial portion (31%) of the megaplex theatre rental properties held by the Company (including joint venture properties) at September 30, 2012 as a result of a series of sale leaseback transactions pertaining to AMC megaplex theatres. A substantial portion of the Company’s total revenues (approximately $73.1 million or 31% and $79.2 million or 35%, for the nine months ended September 30, 2012 and 2011, respectively) result from the revenue from AMC under the leases, or from its parent, AMC Entertainment, Inc. (AMCE), as the guarantor of AMC’s obligations under the leases. During July of 2012, the leases at four of the Company's megaplex theatres located in Canada were assumed by third-party operators and are no longer leased to AMC. AMCE had total assets of $3.6 billion and $3.7 billion, total liabilities of $3.5 billion and $3.4 billion and total stockholders' equity of $154.3 million and $360.2 million at March 29, 2012 and March 31, 2011, respectively. AMCE had a net loss of $82.0 million for the fifty-two weeks ended March 29, 2012, a net loss of $122.9 million for the fifty-two weeks ended March 31, 2011 and net earnings of $69.8 million for the fifty-two weeks ended April 1, 2010. In addition, AMCE had net earnings of $18.2 million for the thirteen weeks ended June 28, 2012. AMCE has publicly held debt and the foregoing financial information was reported in its consolidated financial information which is publicly available. On August 30, 2012, Dalian Wanda Group Co., Ltd. (Wanda) announced that it completed its acquisition of AMC Entertainment Holdings, Inc., the parent of AMCE (AMCE Holdings), in a transaction valued at $2.6 billion. Upon completion of the acquisition, AMCE Holdings became a wholly-owned subsidiary of Wanda.

For the nine months ended September 30, 2012 and 2011, approximately $32.0 million or 13%, and $32.0 million or 14%, respectively, of total revenue was derived from the Company's four entertainment retail centers in Ontario, Canada. The Company's wholly owned subsidiaries that hold the four Canadian entertainment retail centers and third-party debt represent approximately $148.7 million or 10% and $144.6 million or 10% of the Company's net assets as of September 30, 2012 and December 31, 2011, respectively.

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

Share based compensation expense consists of share option expense, amortization of nonvested share grants, and shares and share units issued to non-employee Trustees for payment of their annual retainers. Share based compensation is included in general and administrative expense in the accompanying consolidated statements of income, and totaled $4.4 million and $4.2 million for the nine months ended September 30, 2012 and 2011, respectively.

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

The expense related to share options included in the determination of net income for the nine months ended September 30, 2012 and 2011 was $709 thousand and $562 thousand, respectively. The following assumptions were used in applying the Black-Scholes option pricing model at the grant dates: risk-free interest rate of 1.1% to 1.4% and 2.5% to 3.1% for the nine months ended September 30, 2012 and 2011, respectively, dividend yield of 6.3% to 6.7% for the nine months ended September 30, 2012 and 6.4% for the nine months ended September 30, 2011, volatility factors in the expected market price of the Company’s common shares of 51.3% to 51.4% for the nine months ended September 30, 2012 and 39.8% for the nine months ended September 30, 2011, 0.25% expected forfeiture rate for the nine months ended September 30, 2012, no expected forfeitures for the nine months ended September 30, 2011, an expected life of approximately six years for the nine months ended September 30, 2012 and an expected life of approximately eight years for the nine months ended September 30, 2011. The Company uses historical data to estimate the expected life of the option and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Additionally, expected volatility is computed based on the average historical volatility of the Company’s publicly traded shares.

Nonvested Shares Issued to Employees
The Company grants nonvested shares to employees pursuant to both the Annual Incentive Program and the Long-Term Incentive Plan. The Company amortizes the expense related to the nonvested shares awarded to employees under the Long-Term Incentive Plan and the premium awarded under the nonvested share alternative of the Annual Incentive Program on a straight-line basis over the future vesting period (three to five years). Total expense recognized related to all nonvested shares was $3.3 million and $3.2 million for the nine months ended September 30, 2012 and 2011, respectively.

Restricted Share Units Issued to Non-Employee Trustees
The Company issues restricted share units to non-employee Trustees for payment of their annual retainers. The fair value of the share units granted was based on the share price at the date of grant. The share units vest upon the earlier of the day preceding the next annual meeting of shareholders or a change of control. The settlement date for the shares is selected by the non-employee Trustee, and ranges from one year from the grant date to upon termination of service. This expense is amortized by the Company on a straight-line basis over the year of service by the non-employee Trustees. Total expense recognized related to shares issued to non-employee Trustees was $372 thousand, and $367 thousand for the nine months ended September 30, 2012 and 2011, respectively.

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

Reclassifications
Certain reclassifications have been made to the prior period amounts to conform to the current period presentation.

3. Rental Properties
The following table summarizes the carrying amounts of rental properties as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Buildings and improvements	$1,721,187	$1,602,676
Furniture, fixtures & equipment	43,723	54,737
Land	497,134	496,879
	2,262,044	2,154,292
Accumulated depreciation	(369,854)	(335,116)
Total	$1,892,190	$1,819,176
Depreciation expense on rental properties was $36.1 million and $33.1 million for the nine months ended September 30, 2012 and 2011, respectively.

4. Impairment Charges

During the three months ended March 31, 2012, the Company began negotiations on or entered into non-binding agreements to sell five vineyard and winery properties. As a result, in the first quarter of 2012, the Company revised its estimated undiscounted cash flows associated with each of these asset groups, considering the shorter expected holding periods, and determined that those estimated cash flows were not sufficient to recover the carrying values of these properties.  The Company determined the estimated fair value of these assets (included in the Other segment) to be $47.1 million using Level 3 inputs and recorded impairment charges totaling $12.8 million during the first quarter of 2012.  Management estimated the fair values of these properties taking into account the various purchase offers, pending purchase agreements, input from an outside broker and previous appraisals. At September 30, 2012, one of the vineyard and winery properties with a carrying value of $3.9 million has been classified as held for sale in the accompanying consolidated balance sheet, and the related results of operations, including the impairment of $0.8 million, has been classified within discontinued operations. Additionally, on May 25, 2012, the Company sold 197 plantable acres at its Buena Vista vineyard in Sonoma, California, and the related results of operations, including the impairment of $3.8 million, has been classified within discontinued operations. See Note 15 for further details.

During the three months ended September 30, 2012, the Company began negotiations on or entered into non-binding agreements to sell the remaining assets at one of its unleased vineyard and winery properties to two separate buyers. As a result, in the third quarter of 2012, the Company revised its estimated undiscounted cash flows associated with this asset group, considering the shorter expected holding period, and determined that those estimated cash flows were not sufficient to recover the carrying values of these assets.  The Company determined the estimated fair value of these assets (included in the Other segment) to be $20.8 million using Level 2 inputs and recorded impairment charges totaling $3.1 million during the third quarter of 2012.  Management estimated the fair values of these assets taking into account the pending purchase agreements.

5. Investments and Dispositions

On January 1, 2012, the Company converted $14.9 million of equity in its unconsolidated joint venture, Atlantic-EPR I, to a secured first mortgage loan of the same amount with Cantera 30 Theatre, L.P, the entity that holds direct title to the underlying theatre investment located in Warrenville, Illinois. The note is secured by the theatre, bears interest at 9.50%, requires monthly interest payments and matures on January 31, 2018. Atlantic-EPR I entered into an agreement to develop a family entertainment venue at the secured property for approximately $4.0 million which is being funded through additional advances under the mortgage note. The carrying value of the mortgage note at September 30, 2012 was $16.3 million.

On February 23, 2012, the Company acquired two TopGolf golf entertainment facilities for a purchase price of $20.0 million pursuant to a sale-leaseback transaction. The facilities are located in Allen and Dallas, Texas and are leased pursuant to a long-term triple-net master lease. Additionally, on September 21, 2012, the Company acquired another TopGolf golf entertainment facility for a purchase price of $7.3 million. As a part of this transaction, the Company has agreed to finance $4.7 million in development costs for this property. The facility is located in Houston, Texas and is leased pursuant to a long-term triple-net master lease.

On February 28, 2012, the Company acquired two dining and entertainment facilities from Latitude Global, Inc. The facilities are located in Jacksonville, Florida and Indianapolis, Indiana and were acquired for a purchase price of $13.7 million. As a part of this transaction, the Company has agreed to finance an additional $11.5 million in construction costs for these two facilities, of which $7.8 million has been funded through September 30, 2012. The facilities are leased to Latitude Global pursuant to long-term triple-net leases.

On February 29, 2012, the Company entered into a secured first mortgage loan agreement for $19.3 million with Basis School, Inc. The loan is secured by a six story building and the underlying land with approximately 40,000 square feet located in Washington D.C., which is being developed by HighMark School Development (HighMark) into a public charter school. The note bears interest beginning at 9.0% with increases of 0.5% every four years, requires monthly interest payments and matures on September 1, 2032. The note has an effective interest rate of approximately 9.3%, which is net of a 2% servicer fee to HighMark. The carrying value of the mortgage note at September 30, 2012 was $18.5 million.

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

On June 28, 2012, the Company entered into a secured first mortgage loan agreement for $36.0 million with Montparnasse 56 USA. The loan is secured by the observation deck of the John Hancock building in Chicago, Illinois. This note bears interest at 10.65%, requires monthly interest payments and matures on June 28, 2032. The carrying value of this mortgage note receivable at September 30, 2012 was $36.0 million, including related accrued interest receivable of $32 thousand.

On July 31, 2012, the Company entered into a development agreement to develop a public charter school property in Tarboro, North Carolina that is leased to HighMark under a long-term triple-net lease. The Company has agreed to finance $5.4 million in development costs for this property, of which $3.6 million has been funded through September 30, 2012.

On September 26, 2012, the Company entered into a secured first mortgage loan agreement for $3.4 million with UME Preparatory Academy. The loan is secured by approximately 28 acres of land located in Dallas, Texas, which is expected to be developed by HighMark into a public charter school. The note bears interest beginning at 10.25% with increases of 0.5% every five years, requires monthly interest payments and matures on June 30, 2033. The note is expected to have an effective interest rate of approximately 10.3% upon completion of development, which is net of a 2% servicer fee to HighMark. The carrying value of the mortgage note at September 30, 2012 was $1.0 million.

During the three months ended September 30, 2012, the Company completed development of five public charter school properties. The total development cost (including land and building) was approximately $46.9 million. Three of the properties are leased under long-term triple-net leases to HighMark and are located in Salt Lake City and Hurricane, Utah and Phoenix, Arizona. The remaining two properties are leased under long-term triple-net leases to Portfolio Charter Investments and are located in Buckeye and Queen Creek, Arizona. Additionally, the Company funded $5.6 million for expansions at two of its existing public charter school properties.

During the nine months ended September 30, 2012, the Company entered into development agreements to develop or redevelop eleven entertainment properties including seven new theatre development projects and four theatre redevelopment projects.  The Company has agreed to finance $73.8 million in development costs for these properties, of which $6.0 million has been funded through September 30, 2012. Additionally, the Company completed development or redevelopment of four entertainment properties for a total investment of $13.4 million.

During the nine months ended September 30, 2012, the Company advanced $8.9 million under its secured mortgage loan agreement with Peak Resorts, Inc. (Peak) to provide for additional improvements made to Mount Snow. The carrying value of this mortgage note receivable at September 30, 2012 was $42.6 million. The maturity date for this mortgage loan agreement was extended to April 1, 2013 in accordance with a provision in the original loan agreement. Additionally, the Company advanced $4.6 million under two of its secured mortgage loan agreements with Peak to provide for additional improvements made to three ski properties.

During the nine months ended September 30, 2012, the Company has expended $7.0 million in pursuit of the necessary environmental and land use approvals and permits for the proposed casino anchored development in Sullivan County, New York.

6. Accounts Receivable, Net
The following table summarizes the carrying amounts of accounts receivable, net as of September 30, 2012 and December 31, 2011(in thousands):

	September 30, 2012	December 31, 2011
Receivable from tenants	$6,901	$6,874
Receivable from non-tenants	1,168	1,265
Receivable from Canada Revenue Agency	602	1,099
Straight-line rent receivable	30,071	26,499
Deferred rent receivable (1)	—	4,420
Allowance for doubtful accounts	(3,038)	(5,152)
Total	$35,704	$35,005

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

7. Investment in a Direct Financing Lease

The Company’s investment in a direct financing lease relates to the Company’s master lease of 26 public charter school properties as of September 30, 2012 and 27 public charter school properties as of December 31, 2011, with affiliates of Imagine Schools, Inc. (Imagine). Investment in a direct financing lease, net represents estimated unguaranteed residual values of leased assets and net unpaid rentals, less related deferred income. The following table summarizes the carrying amounts of investment in a direct financing lease, net as of September 30, 2012 and December 31, 2011(in thousands):

	September 30, 2012	December 31, 2011
Total minimum lease payments receivable	$654,406	$683,653
Estimated unguaranteed residual value of leased assets	211,944	215,987
Less deferred income (1)	(633,495)	(666,021)
Investment in a direct financing lease, net	$232,855	$233,619

(1) Deferred income is net of $1.7 million and $1.8 million of initial direct costs at September 30, 2012 and December 31, 2011, respectively.

Additionally, the Company has determined that no allowance for losses was necessary at September 30, 2012 and December 31, 2011.

On July 13, 2012, per the terms of the master lease of public charter schools with Imagine, the Company exchanged two Kansas City, Missouri schools for one located in Pittsburgh, Pennsylvania and another in Land O' Lakes, Florida. There was no impact on the Company's investment in direct financing lease as a result of this exchange. Additionally, on August 15, 2012, the Company completed the sale of a public charter school property for $4.5 million that was leased to Imagine. There was no gain or loss recognized on this sale.

The Company’s direct financing lease has expiration dates ranging from approximately 20 to 23 years. Future minimum rentals receivable on this direct financing lease at September 30, 2012 are as follows (in thousands):

Amount
Year:
2012	$5,774
2013	23,576
2014	24,283
2015	25,011
2016	25,762
Thereafter	550,000
Total	$654,406

8. Unconsolidated Real Estate Joint Ventures

At September 30, 2012, the Company had a 42.1% and 29.6% investment interest in two unconsolidated real estate joint ventures, Atlantic-EPR I and Atlantic-EPR II, respectively. The Company accounts for its investment in these joint ventures under the equity method of accounting.

As further discussed in Note 5, on January 1, 2012, the Company converted a $14.9 million equity interest in Atlantic-EPR I to a secured first mortgage loan of the same amount. Additionally, Atlantic-EPR I entered into an agreement to develop a family entertainment venue at the property it owns for approximately $4.0 million which is being funded through additional advances under the mortgage note. The Company recognized income of $45 thousand and $1.9 million during the nine months ended September 30, 2012 and 2011, respectively, from its equity investment in the Atlantic-EPR I joint venture. The Company also received distributions from Atlantic-EPR I of $473 thousand and $1.9 million on its equity investment during the nine months ended September 30, 2012 and 2011, respectively. Condensed financial information for Atlantic-EPR I is as follows as of and for the nine months ended September 30, 2012 and 2011 (in thousands):

	2012	2011
Rental properties, net	$25,541	$26,185
Cash	124	677
Long-term debt (due January 2018)	16,262	—
Partners’ equity	10,753	26,943
Rental revenue	2,037	2,958
Net income	250	738

The Company recognized income of $326 thousand and $279 thousand from its equity investment in the Atlantic-EPR II joint venture during the nine months ended September 30, 2012 and 2011, respectively. The Company also received distributions from Atlantic-EPR II of $355 thousand and $310 thousand on its equity investment during the nine months ended September 30, 2012 and 2011, respectively. Condensed financial information for Atlantic-EPR II is as follows as of and for the nine months ended September 30, 2012 and 2011(in thousands):

	2012	2011
Rental properties, net	$20,231	$20,691
Cash	131	159
Long-term debt (due September 2013)	11,929	12,320
Note payable to EPR	117	117
Partners’ equity	8,041	8,116
Rental revenue	2,167	2,167
Net income	1,104	1,040

The partnership agreements for Atlantic-EPR I and Atlantic-EPR II allow the Company’s partner, Atlantic of Hamburg, Germany (Atlantic), to exchange up to a maximum of 10% of its ownership interest per year in each of the joint ventures for common shares of the Company or, at the Company's discretion, the cash value of those shares as defined in each of the partnership agreements. During 2011, the Company paid Atlantic cash of $2.5 million and $258 thousand in exchange for additional ownership of 11.3% (a portion of which related to 2010) and 2.0% for Atlantic-EPR I and Atlantic-EPR II, respectively. During 2012, the Company has paid Atlantic cash of $1.3 million and $490 thousand in exchange for additional ownership of 6.0% and 3.8% for Atlantic-EPR I and Atlantic-EPR II, respectively. These exchanges did not impact total partners’ equity in either Atlantic-EPR I or Atlantic-EPR II.

In addition, as of September 30, 2012 and December 31, 2011, the Company had invested $4.5 million and $4.2 million, respectively, in unconsolidated joint ventures for three theatre projects located in China. The Company recognized income of $295 thousand and $54 thousand from its investment in these joint ventures for the nine months ended September 30, 2012 and 2011, respectively.

9. Long-Term Debt

On January 5, 2012, the Company entered into a new $240.0 million five-year unsecured term loan facility. The loan matures on January 5, 2017. The facility is priced based on a grid related to the Company's senior unsecured credit ratings, with pricing at closing of LIBOR plus 175 basis points. The Company also entered into interest rate swaps that effectively mitigate the Company's risk to variable interest rates and provide a fixed interest stream (when cash flows from the debt and interest rate swaps are combined) at 2.66% for four years. The new facility contains an “accordion” feature allowing it to be increased by up to an additional $110.0 million upon satisfaction of certain conditions. The net proceeds from this new unsecured term loan facility were primarily utilized to reduce the outstanding balance of the Company's unsecured revolving credit facility to zero at closing. At September 30, 2012, the Company had no debt outstanding under its $400.0 million unsecured revolving credit facility, and thus had $400.0 million of available capacity.

On August 8, 2012, the Company issued $350.0 million in senior notes due on August 15, 2022. The notes bear interest at 5.75%. Interest is payable on February 15 and August 15 of each year beginning on February 15, 2013 until the stated maturity date of August 15, 2022. The notes are unsecured and guaranteed by certain of the Company’s subsidiaries. The notes contain various covenants, including: (i) a limitation on incurrence of any debt which would cause the ratio of the Company’s debt to adjusted total assets to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause the ratio of the Company’s secured debt to adjusted total assets to exceed 40%; (iii) a limitation on incurrence of any debt which would cause the Company’s debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of total unencumbered assets not less than 150% of the Company’s outstanding unsecured debt.

During the three months ended September 30, 2012, the Company prepaid in full its mortgage notes payable totaling $167.6 million, which were secured by sixteen theatre properties and one entertainment retail center. In connection with the payment in full of the mortgage notes, $439 thousand of deferred financing costs (net of accumulated amortization) were written off and $38 thousand of additional costs associated with loan payoff were incurred.

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

Consolidated VIEs
As of September 30, 2012, the Company has invested in one 50% joint venture which is a VIE. This joint venture did not have any significant assets and liabilities at September 30, 2012 and was established to explore certain investment opportunities.

Unconsolidated VIE
At September 30, 2012, the Company’s recorded investment in SVVI, a VIE that is unconsolidated, was $179.3 million. The Company’s maximum exposure to loss associated with SVVI is limited to the Company’s outstanding mortgage note and related accrued interest receivable of $179.3 million because there are no commitments to fund above this amount.

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

The effective portion of changes in the fair value of interest rate derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (AOCI) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the nine months ended September 30, 2012 and 2011, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness on cash flow hedges was recognized during the nine months ended September 30, 2012 and 2011.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of September 30, 2012, the Company estimates that during the twelve months ending September 30, 2013, $1.7 million will be reclassified from AOCI to interest expense.

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

At September 30, 2012, the Company’s cross-currency swaps had a fixed original notional value of $76.0 million CAD and $71.5 million U.S. The net effect of these swaps is to lock in an exchange rate of $1.05 CAD per U.S. dollar on approximately $13.0 million of annual CAD denominated cash flows on the properties through February 2014.

The Company entered into foreign currency forward agreements to further hedge the currency fluctuations related to the cash flows of these properties. These foreign currency forwards settle at the end of each month from February to December 2012 and lock in an exchange rate of $1.00 CAD to $1.01 CAD per U.S. dollar on approximately $500 thousand of monthly CAD denominated cash flows. Additionally, on October 11, 2012, the Company entered into foreign currency forward agreements which settle at the end of each month from January to December 2013. These agreements lock in an exchange rate of $0.98 CAD to $0.99 CAD per U.S. dollar on approximately $500 thousand of monthly CAD denominated cash flows.

The effective portion of changes in the fair value of foreign currency derivatives designated and that qualify as cash flow hedges of foreign exchange risk is recorded in AOCI and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative, as well as amounts excluded from the assessment of hedge effectiveness, is recognized directly in earnings. No hedge ineffectiveness on foreign currency derivatives has been recognized for the nine months ended September 30, 2012 and 2011. As of September 30, 2012, the Company estimates that during the twelve months ending September 30, 2013, $0.8 million will be reclassified from AOCI to other expense.

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

For foreign currency derivatives designated as net investment hedges, the effective portion of changes in the fair value of the derivatives are reported in AOCI as part of the cumulative translation adjustment. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness on net investment hedges has been recognized for nine months ended September 30, 2012 and 2011. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated.

See Note 12 for disclosure relating to the fair value of the Company’s derivative instruments. Below is a summary of the effect of derivative instruments on the consolidated statements of changes in equity and income for the three and nine months ended September 30, 2012 and 2011.

Effect of Derivative Instruments on the Consolidated Statements of Changes in Equity and Income for the Three and Nine Months Ended September 30, 2012 and 2011 (Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
Description	2012	2011	2012	2011
Interest Rate Swaps
Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	$(1,540)	$—	$(5,466)	$(4,125)
Amount of Income (Expense) Reclassified from AOCI into Earnings (Effective Portion) (1)	(410)	—	(1,188)	(4,722)
Cross Currency Swaps
Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	(737)	2,373	(851)	894
Amount of Income (Expense) Reclassified from AOCI into Earnings (Effective Portion) (2)	(179)	(172)	(454)	(671)
Currency Forward Agreements
Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	(3,363)	6,483	(3,019)	(1,294)
Amount of Income (Expense) Reclassified from AOCI into Earnings (Effective Portion) (3)	(21)	(4)	(5)	(4,318)
Total
Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	$(5,640)	$8,856	$(9,336)	$(4,525)
Amount of Income (Expense) Reclassified from AOCI into Earnings (Effective Portion)	(610)	(176)	(1,647)	(9,711)

(1)
Included in "Interest expense, net" in the accompanying consolidated statements of income for the three months ended September 30, 2012 and 2011 and for the nine months ended September 30, 2012. $4.6 million included in “Costs associated with loan refinancing or payoff” and $137 thousand included in “Interest expense, net” in accompanying consolidated statements of income for the nine months ended September 30, 2011.

(2)	Included in “Other expense” in the accompanying consolidated statements of income.

(3)
Included in "Other expense" in the accompanying consolidated statements of income for the three months ended September 30, 2012 and 2011 and for the nine months ended September 30, 2012. $4.3 million included in "Gain on sale or acquisition of real estate" in the accompanying consolidated statements of income for the nine months ended September 30, 2011.

Credit-risk-related Contingent Features
The Company has agreements with each of its interest rate derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its interest rate derivative obligations.

As of September 30, 2012, the fair value of the Company’s derivatives in a liability position related to these agreements was $9.7 million. If the Company breached any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the agreements at their termination value of $9.8 million.

12. Fair Value Disclosures

The Company has certain financial instruments that are required to be measured under the FASB’s Fair Value Measurements and Disclosures guidance. The Company currently does not have any non-financial assets and non-

financial liabilities that are required to be measured at fair value on a recurring basis.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives also utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of September 30, 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives and therefore, has classified its derivatives as Level 2 within the fair value reporting hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 aggregated by the level in the fair value hierarchy within which those measurements are classified and by derivative type.
Assets and Liabilities Measured at Fair Value on a Recurring Basis at September 30, 2012 (Dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2012
Cross Currency Swaps*	$—	$(1,039)	$—	$(1,039)
Currency Forward Agreements*	$—	$(4,409)	$—	$(4,409)
Interest Rate Swap Agreements*	$—	$(4,279)	$—	$(4,279)
*Included in "Accounts payable and accrued liabilities" in the accompanying consolidated balance sheet.

Non-recurring fair value measurements
The table below presents the Company’s assets measured at fair value on a non-recurring basis during the nine months ended September 30, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets Measured at Fair Value on a Non-Recurring Basis During the Nine Months Ended September 30, 2012 (Dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2012
Rental properties held for sale, net	$—	$—	$3,895	$3,895
Rental properties, net	$—	$20,756	$43,233	$63,989

As further discussed in Note 4, during the three months ended March 31, 2012, the Company recorded impairment charges of $12.8 million relating to adjustments to the carrying values of certain of the Company's vineyard and winery properties.  The $12.8 million is the amount that the carrying values of the assets exceed the estimated fair market values. Of this amount, $12.0 million relates to rental properties, net and $0.8 million relates to rental properties held for sale, net.   Management estimated the fair values of these properties taking into account the various purchase offers, pending purchase agreements, input from an outside broker and previous appraisals.  Based on these inputs, the Company determined that its valuation of these investments was classified within Level 3 of the fair value hierarchy.  Additionally, during the three months ended September 30, 2012, the Company recorded impairment charges of $3.1 million relating to adjustments to the carrying values of certain of the Company's vineyard and winery properties. The $3.1 million is the amount the carrying values of the assets exceed the estimated fair market values. Management estimated the fair values of these assets taking into account the pending purchase agreements. Based on these inputs, the Company determined that its valuation of these investments was classified within Level 2 of the fair value hierarchy.

Fair Value of Financial Instruments
Management compares the carrying value and the estimated fair value of the Company’s financial instruments. The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instruments at September 30, 2012:

Mortgage notes receivable and related accrued interest receivable:
The fair value of the Company’s mortgage notes and related accrued interest receivable is estimated by discounting the future cash flows of each instrument using current market rates. At September 30, 2012, the Company had a carrying value of $411.8 million in fixed rate mortgage notes receivable outstanding, including related accrued interest, with a weighted average interest rate of approximately 8.82%. The fixed rate mortgage notes bear interest at rates of 7.00% to 10.65%. Discounting the future cash flows for fixed rate mortgage notes receivable using an estimated weighted average market rate of 10.05%, management estimates the fair value of the fixed rate mortgage notes receivable to be approximately $387.4 million at September 30, 2012 .

Investment in a direct financing lease, net:
The fair value of the Company’s investment in a direct financing lease as of September 30, 2012 is estimated by discounting the future cash flows of the instrument using current market rates. At September 30, 2012, the Company had an investment in a direct financing lease with a carrying value of $232.9 million and a weighted average effective interest rate of 12.02%. The investment in direct financing lease bears interest at effective interest rates of 11.93% to 12.38%. The carrying value of the investment in a direct financing lease approximates the fair market value at September 30, 2012.

Cash and cash equivalents, restricted cash:
Due to the highly liquid nature of the Company's short-term investments, the carrying values of its cash and cash equivalents and restricted cash approximate the fair market values at September 30, 2012.

Accounts receivable, net:
The carrying values of accounts receivable approximate the fair market value at September 30, 2012.

Notes and related accrued interest receivable, net:
The fair value of the Company’s notes and related accrued interest receivable as of September 30, 2012 is estimated by discounting the future cash flows of each instrument using current market rates. At September 30, 2012, the Company had a carrying value of $4.9 million in fixed rate notes receivable outstanding, including related accrued interest and net of loan loss reserve, with a weighted average interest rate of approximately 8.46%. The fixed rate notes bear interest at rates of 6.00% to 15.00%. Discounting the future cash flows for fixed rate notes receivable using an estimated weighted average market rate of 9.40%, management estimates the fair value of the fixed rate notes receivable to be approximately $4.8 million at September 30, 2012.

Derivative instruments:
Derivative instruments are carried at their fair market value.

Debt instruments:
The fair value of the Company's debt as of September 30, 2012 is estimated by discounting the future cash flows of each instrument using current market rates. At September 30, 2012, the Company had a carrying value of $250.6 million in variable rate debt outstanding with a weighted average interest rate of approximately 1.90%. The carrying value of the variable rate debt outstanding approximates the fair market value at September 30, 2012. As described in Note 11, $240.0 million of variable rate debt outstanding at September 30, 2012 under our unsecured term loan facility has been effectively converted to a fixed rate through January 5, 2016 by interest rate swap agreements.

At September 30, 2012, the Company had a carrying value of $1.09 billion in fixed rate long-term debt outstanding with a weighted average interest rate of approximately 6.35%. Discounting the future cash flows for fixed rate debt using an estimated weighted average market rate of 4.97%, management estimates the fair value of the fixed rate debt to be approximately $1.14 billion at September 30, 2012.

Accounts payable and accrued liabilities:
The carrying value of accounts payable and accrued liabilities approximates fair value at September 30, 2012 due to the short term maturities of these amounts.

Common and preferred dividends payable:
The carrying values of common and preferred dividends payable approximate fair value at September 30, 2012 due to the short term maturities of these amounts.

13. Earnings Per Share

The following table summarizes the Company’s computation of basic and diluted earnings per share (EPS) for the three and nine months ended September 30, 2012 and 2011 (amounts in thousands except per share information):

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Income (numerator)	Shares (denominator)	Per Share Amount	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Income from continuing operations	$34,210			$96,643
Less: preferred dividend requirements	(6,002)			(18,005)
Noncontrolling interest adjustments	(24)			(61)
Income from continuing operations available to common shareholders	$28,184	46,840	$0.60	$78,577	46,781	$1.68
Loss from discontinued operations available to common shareholders	$(35)	46,840	$—	$(4,260)	46,781	$(0.09)
Net income available to common shareholders	$28,149	46,840	$0.60	$74,317	46,781	$1.59
Diluted EPS:
Income from continuing operations available to common shareholders	$28,184	46,840		$78,577	46,781
Effect of dilutive securities:
Share options	—	250		—	254
Income from continuing operations available to common shareholders	$28,184	47,090	$0.60	$78,577	47,035	$1.67
Loss from discontinued operations available to common shareholders	$(35)	47,090	$—	$(4,260)	47,035	$(0.09)
Net income available to common shareholders	$28,149	47,090	$0.60	$74,317	47,035	$1.58

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Income (numerator)	Shares (denominator)	Per Share Amount	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Income from continuing operations	$35,626			$70,210
Less: preferred dividend requirements and redemption costs	(9,803)			(24,907)
Noncontrolling interest adjustments	(11)			(13)
Income from continuing operations available to common shareholders	$25,812	46,680	$0.55	$45,290	46,611	$0.97
Income (loss) from discontinued operations available to common shareholders	$(63)	46,680	$—	$7,089	46,611	$0.15
Net income available to common shareholders	$25,749	46,680	$0.55	$52,379	46,611	$1.12
Diluted EPS:
Income from continuing operations available to common shareholders	$25,812	46,680		$45,290	46,611
Effect of dilutive securities:
Share options	—	238		—	263
Income from continuing operations available to common shareholders	$25,812	46,918	$0.55	$45,290	46,874	$0.97
Income (loss) from discontinued operations available to common shareholders	$(63)	46,918	$—	$7,089	46,874	$0.15
Net income available to common shareholders	$25,749	46,918	$0.55	$52,379	46,874	$1.12

The additional 1.9 million common shares that would result from the conversion of the Company’s 5.75% Series C cumulative convertible preferred shares and the additional 1.6 million common shares that would result from the conversion of the Company’s 9.0% Series E cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2012 and 2011 because the effect is anti-dilutive.

14. Equity Incentive Plan

All grants of common shares and options to purchase common shares were issued under the Company's 1997 Share Incentive Plan prior to May 9, 2007, and under the Company's 2007 Equity Incentive Plan on and after May 9, 2007. Under the 2007 Equity Incentive Plan, an aggregate of 1,950,000 common shares, options to purchase common shares and restricted share units, subject to adjustment in the event of certain capital events, may be granted. At September 30, 2012, there were 455,963 shares available for grant under the 2007 Equity Incentive Plan.

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

	Number of shares	Option price per share			Weighted avg. exercise price
Outstanding at December 31, 2011	1,002,833	$18.18	—	$65.50	$34.41
Exercised	(58,543)	18.18	—	36.56	19.35
Granted	103,082	44.62	—	47.99	45.60
Forfeited	(396)	18.18	—	46.69	40.03
Outstanding at September 30, 2012	1,046,976	$18.18	—	$65.50	$36.35
The weighted average fair value of options granted was $12.08 and $9.29 during the nine months ended September 30, 2012 and 2011, respectively. The intrinsic value of stock options exercised was $1.5 million and $2.9 million, during the nine months ended September 30, 2012 and 2011, respectively. Additionally, the Company repurchased 35,411 shares into treasury shares in conjunction with the stock options exercised during the nine months ended September 30, 2012 with a total value of $1.6 million. At September 30, 2012, stock-option expense to be recognized in future periods was $1.4 million.
The following table summarizes outstanding options at September 30, 2012:

Exercise price range	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)
$ 18.18 - 19.99	258,235	6.3
20.00 - 29.99	168,971	0.5
30.00 - 39.99	93,499	3.3
40.00 - 49.99	412,918	6.0
50.00 - 59.99	10,000	5.6
60.00 - 65.50	103,353	4.3
	1,046,976	4.8	$36.35	$11,052
The following table summarizes exercisable options at September 30, 2012:

Exercise price range	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)
$ 18.18 - 19.99	158,224	6.4
20.00 - 29.99	168,971	0.5
30.00 - 39.99	77,541	2.4
40.00 - 49.99	247,488	4.3
50.00 - 59.99	10,000	5.6
60.00 - 65.50	103,353	4.3
	765,577	3.7	$36.64	$8,319

Nonvested Shares
A summary of the Company’s nonvested share activity and related information is as follows:

	Number of shares	Weighted avg. grant date fair value	Weighted avg. life remaining
Outstanding at December 31, 2011	350,863	$38.11
Granted	148,095	45.20
Vested	(175,965)	35.97
Forfeited	(185)	$41.33
Outstanding at September 30, 2012	322,808	$42.52	1.13

The holders of nonvested shares have voting rights and receive dividends from the date of grant. These shares vest ratably over a period of three to five years. The fair value of the nonvested shares that vested was $7.7 million and $7.3 million for the nine months ended September 30, 2012 and 2011, respectively. At September 30, 2012, unamortized share-based compensation expense related to nonvested shares was $7.4 million.

Restricted Share Units
A summary of the Company’s restricted share unit activity and related information is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Life Remaining
Outstanding at December 31, 2011	10,519	$47.77
Granted	10,925	44.62
Vested	(10,519)	47.77
Outstanding at September 30, 2012	10,925	$44.62	0.60

The holders of restricted share units receive dividend equivalents from the date of grant. The share units vest upon the earlier of the day preceding the next annual meeting of shareholders or a change of control. The settlement date for the shares is selected by the non-employee Trustee, and ranges from one year from the grant date to upon termination of service. At September 30, 2012, unamortized share-based compensation expense related to restricted share units was $290 thousand.

15. Discontinued Operations

Included in discontinued operations for the three and nine months ended September 30, 2012 are the operations of the Pope Valley winery which was held for sale as of September 30, 2012 as well as the operations of a portion of the Buena Vista vineyard property that was sold on May 25, 2012 for a gain of $0.4 million. The Company has no continuing operations or involvement at the portion of the Buena Vista property that was sold. Additionally, included in discontinued operations for the nine months ended September 30, 2012 is a gain on sale or acquisition of real estate of $0.3 million that relates the to the settlement of escrow reserves established with the March 29, 2011 sale of Toronto Dundas Square, and impairment charges of $4.6 million related to the Pope Valley winery and the sold portion of the Buena Vista vineyard property. Included in discontinued operations for the three months ended September 30, 2011 are the operations of the prior mentioned properties as well as the operations and impairment charges related to the Gary Farrell winery sold on April 28, 2011 and the EOS Winery which was sold on September 20, 2011.

The operating results relating to discontinued operations are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Rental revenue	$—	$167	$—	$5,219
Tenant reimbursements	—	—	—	2,409
Mortgage and other financing income	—	21	21	82
Total revenue	—	188	21	7,710
Property operating expense	3	28	(79)	3,097
Other expense	32	61	167	194
Transaction costs	—	3	—	3
Costs associated with loan refinancing or payoff	—	—	—	1,049
Interest expense, net	—	—	(12)	99
Impairment charges	—	—	4,648	11,758
Depreciation and amortization	—	175	277	2,730
Loss before gain on sale or acquisition of real estate	(35)	(79)	(4,980)	(11,220)
Gain on sale or acquisition of real estate	—	16	720	18,309
Net income (loss)	$(35)	$(63)	$(4,260)	$7,089

16. Other Commitments and Contingencies

As of September 30, 2012, the Company had thirteen entertainment development projects for which it has agreed to finance the development costs. At September 30, 2012, the Company had commitments to fund approximately $71.4 million of additional improvements which are expected to be funded in 2012 and 2013. Development costs are advanced by the Company in periodic draws. If the Company determines that construction is not being completed in accordance with the terms of the development agreements, it can discontinue funding construction draws. The Company has agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

As of September 30, 2012, the Company has agreed to finance future development costs for one of its education properties. At September 30, 2012, the Company had commitments to fund approximately $1.8 million of additional improvements for this property which is expected to be funded in 2012 and 2013. Development costs are advanced by the Company in periodic draws. If the Company determines that construction is not being completed in accordance with the terms of the development agreement, it can discontinue funding construction draws. The Company has agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

As of September 30, 2012, the Company has agreed to finance future development costs for one of its recreation properties. At September 30, 2012, the Company had commitments to fund approximately $4.7 million of additional improvements for this property which is expected to be funded in 2012 and 2013. Development costs are advanced by the Company in periodic draws. If the Company determines that construction is not being completed in accordance with the terms of the development agreement, it can discontinue funding construction draws. The Company has agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

The Company has certain commitments related to its mortgage note investments that it may be required to fund in the future. The Company is generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of September 30, 2012, the Company had seven mortgage notes receivable with commitments totaling approximately $35.5 million. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

The Company has provided a guarantee of the payment of certain economic development revenue bonds related to four theatres in Louisiana for which the Company earns a fee at annual rates of 1.75% to 2.88% over the 30-year term of the bond. The Company has recorded $4.5 million as a deferred asset included in other assets and $4.5 million included in other liabilities in the accompanying consolidated balance sheet as of September 30, 2012 related to this guarantee. No amounts have been accrued as a loss contingency related to this guarantee because we have determined that payment by the Company is not probable.

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

17. Condensed Consolidating Financial Statements

A portion of the Company's subsidiaries have guaranteed the Company’s indebtedness under the Company's unsecured 7.750% senior notes due 2020, unsecured 5.750% senior notes due 2022, unsecured revolving credit facility and unsecured term loan facility. The guarantees are joint and several, full and unconditional, subject to customary release provisions. The following summarizes the Company’s condensed consolidating information as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011 (in thousands):
Condensed Consolidating Balance Sheet As of September 30, 2012

	Entertainment Properties Trust (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets
Rental properties, net	$—	$1,065,774	$826,416	$—	$1,892,190
Rental properties held for sale, net	—	—	3,895	—	3,895
Land held for development	—	—	191,442	—	191,442
Property under development	—	26,499	3,987	—	30,486
Mortgage notes and related accrued interest receivable, net	—	375,273	36,482	—	411,755
Investment in a direct financing lease, net	—	232,855	—	—	232,855
Investment in joint ventures	6,871	—	4,528	—	11,399
Cash and cash equivalents	17,838	639	6,530	—	25,007
Restricted cash	2,000	15,406	8,732	—	26,138
Intangible assets, net	—	—	3,667	—	3,667
Deferred financing costs, net	13,983	5,210	1,481	—	20,674
Accounts receivable, net	137	15,068	20,499	—	35,704
Intercompany notes receivable	101,786	—	4,055	(105,841)	—
Notes receivable and related accrued interest receivable, net	180	—	4,767	—	4,947
Investments in subsidiaries	2,212,096	—	—	(2,212,096)	—
Other assets	13,329	3,857	8,027	—	25,213
Total assets	$2,368,220	$1,740,581	$1,124,508	$(2,317,937)	$2,915,372
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$20,563	$21,364	$12,159	$—	$54,086
Dividends payable	41,133	—	—	—	41,133
Unearned rents and interest	—	12,929	1,252	—	14,181
Intercompany notes payable	—	—	105,841	(105,841)	—
Long-term debt	840,000	—	499,118	—	1,339,118
Total liabilities	901,696	34,293	618,370	(105,841)	1,448,518
Entertainment Properties Trust shareholders’ equity	1,466,524	1,706,288	505,808	(2,212,096)	1,466,524
Noncontrolling interests	—	—	330	—	330
Total equity	1,466,524	1,706,288	506,138	(2,212,096)	1,466,854
Total liabilities and equity	$2,368,220	$1,740,581	$1,124,508	$(2,317,937)	$2,915,372

Condensed Consolidating Balance Sheet As of December 31, 2011

	Entertainment Properties Trust (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets
Rental properties, net	$—	$958,033	$861,143	$—	$1,819,176
Rental properties held for sale, net	—	—	4,696	—	4,696
Land held for development	—	—	184,457	—	184,457
Property under development	—	18,295	4,466	—	22,761
Mortgage notes and related accrued interest receivable, net	—	323,794	1,303	—	325,097
Investment in a direct financing lease, net	—	233,619	—	—	233,619
Investment in joint ventures	20,821	—	4,232	—	25,053
Cash and cash equivalents	1,932	1,141	11,552	—	14,625
Restricted cash	—	9,877	9,435	—	19,312
Intangible assets, net	—	—	4,485	—	4,485
Deferred financing costs, net	9,291	7,380	1,856	—	18,527
Accounts receivable, net	79	10,041	24,885	—	35,005
Intercompany notes receivable	100,030	—	3,788	(103,818)	—
Notes receivable and related accrued interest receivable, net	175	—	4,840	—	5,015
Investments in subsidiaries	1,627,298	—	—	(1,627,298)	—
Other assets	14,694	3,615	3,858	—	22,167
Total assets	$1,774,320	$1,565,795	$1,124,996	$(1,731,116)	$2,733,995
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$15,560	$9,724	$10,752	$—	$36,036
Dividends payable	38,711	—	—	—	38,711
Unearned rents and interest	—	5,410	1,440	—	6,850
Intercompany notes payable	—	—	103,818	(103,818)	—
Long-term debt	250,000	396,347	507,948	—	1,154,295
Total liabilities	304,271	411,481	623,958	(103,818)	1,235,892
Entertainment Properties Trust shareholders’ equity	1,470,049	1,154,314	472,984	(1,627,298)	1,470,049
Noncontrolling interests	—	—	28,054	—	28,054
Total equity	1,470,049	1,154,314	501,038	(1,627,298)	1,498,103
Total liabilities and equity	$1,774,320	$1,565,795	$1,124,996	$(1,731,116)	$2,733,995

Condensed Consolidating Statement of Income For the Three Months Ended September 30, 2012

	Entertainment Properties Trust (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantors Subsidiaries	Consolidated Elimination	Consolidated
Rental revenue	$—	$34,812	$26,237	$—	$61,049
Tenant reimbursements	—	492	4,116	—	4,608
Other income	23	2	178	—	203
Mortgage and other financing income	110	15,985	881	—	16,976
Intercompany fee income	683	—	—	(683)	—
Interest income on intercompany notes receivable	4,283	—	89	(4,372)	—
Total revenue	5,099	51,291	31,501	(5,055)	82,836
Equity in subsidiaries’ earnings	39,101	—	—	(39,101)	—
Property operating expense	—	1,091	4,848	—	5,939
Intercompany fee expense	—	—	683	(683)	—
Other expense	—	4	522	—	526
General and administrative expense	—	3,341	2,145	—	5,486
Costs associated with loan refinancing or payoff	1	476	—	—	477
Interest expense, net	9,791	2,440	7,763	—	19,994
Interest expense on intercompany notes payable	—	—	4,372	(4,372)	—
Transaction costs	184	—	—	—	184
Impairment charges	—	—	3,086	—	3,086
Depreciation and amortization	259	6,254	6,763	—	13,276
Income before equity in income from joint ventures and discontinued operations	33,965	37,685	1,319	(39,101)	33,868
Equity in income from joint ventures	186	—	156	—	342
Income from continuing operations	$34,151	$37,685	$1,475	$(39,101)	$34,210
Discontinued operations:
Loss from discontinued operations	—	(3)	(32)	—	(35)
Net income	34,151	37,682	1,443	(39,101)	34,175
Add: Net income attributable to noncontrolling interests	—	—	(24)	—	(24)
Net income attributable to Entertainment Properties Trust	34,151	37,682	1,419	(39,101)	34,151
Preferred dividend requirements	(6,002)	—	—	—	(6,002)
Net income available to common shareholders of Entertainment Properties Trust	$28,149	$37,682	$1,419	$(39,101)	$28,149
Comprehensive income attributable to Entertainment Properties Trust	$34,100	$37,543	$2,638	$(40,181)	$34,100

Condensed Consolidating Statement of Income For the Three Months Ended September 30, 2011

	Entertainment Properties Trust (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Rental revenue	$—	$30,572	$26,277	$—	$56,849
Tenant reimbursements	—	517	3,902	—	4,419
Other income	23	—	142	—	165
Mortgage and other financing income	106	14,275	160	—	14,541
Intercompany fee income	677	—	—	(677)	—
Interest income on intercompany notes receivable	4,164	—	608	(4,772)	—
Total revenue	4,970	45,364	31,089	(5,449)	75,974
Equity in subsidiaries’ earnings	35,438	—	—	(35,438)	—
Property operating expense	—	1,086	4,869	—	5,955
Intercompany fee expense	—	—	677	(677)	—
Other expense	—	—	597	—	597
General and administrative expense	—	2,768	1,787	—	4,555
Interest expense, net	5,077	4,852	7,982	—	17,911
Interest expense on intercompany notes payable	—	—	4,772	(4,772)	—
Transaction costs	145	—	—	—	145
Depreciation and amortization	267	5,301	6,293	—	11,861
Income before equity in income from joint ventures and discontinued operations	34,919	31,357	4,112	(35,438)	34,950
Equity in income from joint ventures	633	—	43	—	676
Income from continuing operations	$35,552	$31,357	$4,155	$(35,438)	$35,626
Discontinued operations:
Income (loss) from discontinued operations	—	44	(123)	—	(79)
Gain on sale or acquisition of real estate	—	—	16	—	16
Net income	35,552	31,401	4,048	(35,438)	35,563
Add: Net income attributable to noncontrolling interests	—	—	(11)	—	(11)
Net income attributable to Entertainment Properties Trust	35,552	31,401	4,037	(35,438)	35,552
Preferred dividend requirements	(7,034)	—	—	—	(7,034)
Series B preferred share redemption costs	(2,769)	—	—	—	(2,769)
Net income available to common shareholders of Entertainment Properties Trust	$25,749	$31,401	$4,037	$(35,438)	$25,749
Comprehensive income attributable to Entertainment Properties Trust	$32,347	$31,339	$895	$(32,234)	$32,347

Condensed Consolidating Statement of Income For the Nine Months Ended September 30, 2012

	Entertainment Properties Trust (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantors Subsidiaries	Consolidated Elimination	Consolidated
Rental revenue	$—	$100,556	$77,987	$—	$178,543
Tenant reimbursements	—	1,098	12,696	—	13,794
Other income	69	(4)	271	—	336
Mortgage and other financing income	313	44,236	2,403	—	46,952
Intercompany fee income	2,026	—	—	(2,026)	—
Interest income on intercompany notes receivable	12,663	—	262	(12,925)	—
Total revenue	15,071	145,886	93,619	(14,951)	239,625
Equity in subsidiaries’ earnings	101,333	—	—	(101,333)	—
Property operating expense	—	3,101	14,257	—	17,358
Intercompany fee expense	—	—	2,026	(2,026)	—
Other expense	—	4	1,438	—	1,442
General and administrative expense	—	10,670	7,104	—	17,774
Costs associated with loan refinancing or payoff	1	476	—	—	477
Interest expense, net	23,312	10,267	23,015	—	56,594
Interest expense on intercompany notes payable	—	—	12,925	(12,925)	—
Transaction costs	373	—	—	—	373
Impairment charges	—	—	11,281	—	11,281
Depreciation and amortization	767	18,047	19,535	—	38,349
Income before equity in income from joint ventures and discontinued operations	91,951	103,321	2,038	(101,333)	95,977
Equity in income from joint ventures	371	—	295	—	666
Income from continuing operations	$92,322	$103,321	$2,333	$(101,333)	$96,643
Discontinued operations:
Income (loss) from discontinued operations	—	1	(333)	—	(332)
Impairment charges	—	—	(4,648)	—	(4,648)
Gain on sale or acquisition of real estate	—	282	438	—	720
Net income (loss)	92,322	103,604	(2,210)	(101,333)	92,383
Add: Net income attributable to noncontrolling interests	—	—	(61)	—	(61)
Net income (loss) attributable to Entertainment Properties Trust	92,322	103,604	(2,271)	(101,333)	92,322
Preferred dividend requirements	(18,005)	—	—	—	(18,005)
Net income (loss) available to common shareholders of Entertainment Properties Trust	$74,317	$103,604	$(2,271)	$(101,333)	$74,317
Comprehensive income (loss) attributable to Entertainment Properties Trust	$89,488	$103,480	$(701)	$(102,779)	$89,488

Condensed Consolidating Statement of Income For the Nine Months Ended September 30, 2011

	Entertainment Properties Trust (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantors Subsidiaries	Consolidated Elimination	Consolidated
Rental revenue	$—	$90,700	$77,555	$—	$168,255
Tenant reimbursements	—	1,311	12,285	—	13,596
Other income	69	7	244	—	320
Mortgage and other financing income	318	40,973	512	—	41,803
Intercompany fee income	2,060	—	—	(2,060)	—
Interest income on intercompany notes receivable	12,558	—	1,806	(14,364)	—
Total revenue	15,005	132,991	92,402	(16,424)	223,974
Equity in subsidiaries’ earnings	73,302	—	—	(73,302)	—
Property operating expense	—	3,421	15,303	—	18,724
Intercompany fee expense	—	—	2,060	(2,060)	—
Other expense	—	—	1,754	—	1,754
General and administrative expense	—	8,928	6,199	—	15,127
Costs associated with loan refinancing or payoff	—	—	5,339	—	5,339
Interest expense, net	14,984	14,817	24,142	—	53,943
Interest expense on intercompany notes payable	—	—	14,364	(14,364)	—
Transaction costs	1,170	—	324	—	1,494
Impairment charges	—	—	24,298	—	24,298
Depreciation and amortization	799	15,817	18,700	—	35,316
Income (loss) before equity in income from joint ventures and discontinued operations	71,354	90,008	(20,081)	(73,302)	67,979
Equity in income from joint ventures	2,177	—	54	—	2,231
Income (loss) from continuing operations	$73,531	$90,008	$(20,027)	$(73,302)	$70,210
Discontinued operations:
Interest income on intercompany notes receivable	3,755	—	—	(3,755)	—
Interest expense on intercompany notes payable	—	(3,755)	—	3,755	—
Income (loss) from discontinued operations	—	1,858	(1,320)	—	538
Impairment charges	—	—	(11,758)	—	(11,758)
Costs associated with loan refinancing or payoff	—	—	—	—	—
Gain on sale or acquisition of real estate	—	18,293	16	—	18,309
Net income (loss)	77,286	106,404	(33,089)	(73,302)	77,299
Add: Net income attributable to noncontrolling interests	—	—	(13)	—	(13)
Net income (loss) attributable to Entertainment Properties Trust	77,286	106,404	(33,102)	(73,302)	77,286
Preferred dividend requirements	(22,138)	—	—	—	(22,138)
Series B preferred share redemption costs	(2,769)	—	—	—	(2,769)
Net income (loss) available to common shareholders of Entertainment Properties Trust	$52,379	$106,404	$(33,102)	$(73,302)	$52,379
Comprehensive income (loss) attributable to Entertainment Properties Trust	$79,793	$111,247	$(35,437)	$(75,810)	$79,793

Condensed Consolidating Statement of Cash Flows For the Nine Months Ended September 30, 2012

	Entertainment Properties Trust (Issuer)	Wholly Owned Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Intercompany fee income (expense)	$2,026	$—	$(2,026)	$—
Interest income (expense) on intercompany receivable/payable	12,663	—	(12,663)	—
Net cash provided (used) by other operating activities	(20,457)	116,265	47,611	143,419
Net cash provided by operating activities of continuing operations	(5,768)	116,265	32,922	143,419
Net cash provided by operating activities of discontinued operations	—	1,050	934	1,984
Net cash provided by operating activities	(5,768)	117,315	33,856	145,403
Investing activities:
Acquisition of rental properties and other assets	(309)	(40,338)	(1,447)	(42,094)
Investment in unconsolidated joint ventures	(1,131)	—	—	(1,131)
Investment in mortgage notes receivable	—	(51,588)	(20,320)	(71,908)
Proceeds from sale of investments in a direct financing lease, net	—	4,494	—	4,494
Additions to property under development	—	(80,122)	(8,843)	(88,965)
Investment in (repayment of) intercompany notes payable	(1,756)	—	1,756	—
Advances to subsidiaries, net	(434,967)	445,805	(10,838)	—
Net cash provided (used) by investing activities of continuing operations	(438,163)	278,251	(39,692)	(199,604)
Net proceeds from sale of real estate from discontinued operations	—	282	12,687	12,969
Net cash provided (used) by investing activities	(438,163)	278,533	(27,005)	(186,635)
Financing activities:
Proceeds from long-term debt facilities	590,000	208,000	—	798,000
Principal payments on long-term debt	—	(604,347)	(12,053)	(616,400)
Deferred financing fees paid	(5,769)	—	(28)	(5,797)
Net proceeds from issuance of common shares	179	—	—	179
Impact of stock option exercises, net	(485)	—	—	(485)
Purchase of common shares for treasury	(3,232)	—	—	(3,232)
Dividends paid to shareholders	(120,856)	—	—	(120,856)
Net cash provided (used) by financing	459,837	(396,347)	(12,081)	51,409
Effect of exchange rate changes on cash	—	(3)	208	205
Net increase (decrease) in cash and cash equivalents	15,906	(502)	(5,022)	10,382
Cash and cash equivalents at beginning of the period	1,932	1,141	11,552	14,625
Cash and cash equivalents at end of the period	$17,838	$639	$6,530	$25,007

Condensed Consolidating Statement of Cash Flows For the Nine Months Ended September 30, 2011

	Entertainment Properties Trust (Issuer)	Wholly Owned Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Intercompany fee income (expense)	$2,060	$—	$(2,060)	$—
Interest income (expense) on intercompany receivable/payable	12,558	—	(12,558)	—
Net cash provided by other operating activities	(13,163)	102,527	42,875	132,239
Net cash provided by operating activities of continuing operations	1,455	102,527	28,257	132,239
Net cash provided by operating activities of discontinued operations	—	3,468	(256)	3,212
Net cash provided by operating activities	1,455	105,995	28,001	135,451
Investing activities:
Acquisition of rental properties and other assets	(573)	(40,744)	(5,110)	(46,427)
Proceeds from sale of real estate	—	—	1,700	1,700
Investment in unconsolidated joint ventures	(2,048)	—	(1,197)	(3,245)
Investment in mortgage note receivable	—	(9,390)	—	(9,390)
Investment in a direct financing lease, net	—	(2,118)	—	(2,118)
Additions to property under development	—	(40,550)	(3,680)	(44,230)
Investment in (repayment of) intercompany notes payable	128,657	(132,067)	3,410	—
Advances to subsidiaries, net	72,380	(133,508)	61,128	—
Net cash provided (used) by investing activities of continuing operations	198,416	(358,377)	56,251	(103,710)
Net cash used in investing activites of discontinued operations	—	(58)	—	(58)
Net proceeds from sale of discontinued operations	—	205,936	18,976	224,912
Net cash provided (used) in investing activites	198,416	(152,499)	75,227	121,144
Financing activities:
Proceeds from long-term debt facilities	—	328,000	—	328,000
Principal payments on long-term debt	—	(281,678)	(97,750)	(379,428)
Deferred financing fees paid	(391)	(606)	(5)	(1,002)
Net proceeds from issuance of common shares	195	—	—	195
Redemption of preferred shares	(80,030)	—	—	(80,030)
Impact of stock option exercises, net	966	—	—	966
Purchase of common shares for treasury	(3,070)	—	—	(3,070)
Dividends paid to shareholders	(119,164)	—	—	(119,164)
Net cash provided (used) by financing activities	(201,494)	45,716	(97,755)	(253,533)
Effect of exchange rate changes on cash	—	(24)	(512)	(536)
Net increase (decrease) in cash and cash equivalents	(1,623)	(812)	4,961	2,526
Cash and cash equivalents at beginning of the period	3,356	1,713	6,707	11,776
Cash and cash equivalents at end of the period	$1,733	$901	$11,668	$14,302

18. Segment Information

Due to further refinement of internal processes during the first quarter of 2012, the Company began grouping investments into four reportable operating segments: entertainment, education, recreation and other. The financial information summarized below is presented by reportable operating segment, consistent with how the Company now regularly reviews and manages its business:

Balance Sheet Data:
	As of September 30, 2012
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Total Assets	1,782,076	366,193	389,561	288,604	88,938	2,915,372

	As of December 31, 2011
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Total Assets	1,710,750	286,115	343,408	317,259	76,463	2,733,995

Operating Data:
	For the Three Months Ended September 30, 2012
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Rental revenue	$56,025	$2,602	$797	$1,625	$—	$61,049
Tenant reimbursements	4,608	—	—	—	—	4,608
Other income	25	—	—	178	—	203
Mortgage and other financing income	1,427	7,563	7,968	18	—	16,976
Total revenue	62,085	10,165	8,765	1,821	—	82,836

Property operating expense	5,801	—	—	138	—	5,939
Other expense	4	—	—	321	201	526
Total investment expenses	5,805	—	—	459	201	6,465
Net operating income - before unallocated items	56,280	10,165	8,765	1,362	(201)	76,371

Reconciliation to Consolidated Statements of Income:
General and administrative expense						(5,486)
Costs associated with loan refinancing or payoff						(477)
Interest expense, net						(19,994)
Transaction costs						(184)
Impairment charges						(3,086)
Depreciation and amortization						(13,276)
Equity in income from joint ventures						342
Discontinued operations:
Loss from discontinued operations						(35)
Net income						34,175
Noncontrolling interests						(24)
Preferred dividend requirements						(6,002)
Net income available to common shareholders						$28,149

	For the Three Months Ended September 30, 2011
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Rental revenue	$54,368	$332	$318	$1,831	$—	$56,849
Tenant reimbursements	4,419	—	—	—	—	4,419
Other income	24	—	—	141	—	165
Mortgage and other financing income	81	7,352	7,010	72	26	14,541
Total revenue	58,892	7,684	7,328	2,044	26	75,974

Property operating expense	5,736	—	—	219	—	5,955
Other expense	—	—	—	421	176	597
Total investment expenses	5,736	—	—	640	176	6,552
Net operating income - before unallocated items	53,156	7,684	7,328	1,404	(150)	69,422

Reconciliation to Consolidated Statements of Income:
General and administrative expense						(4,555)
Interest expense, net						(17,911)
Transaction costs						(145)
Depreciation and amortization						(11,861)
Equity in income from joint ventures						676
Discontinued operations:
Loss from discontinued operations						(79)
Gain on sale or acquisition of real estate						16
Net income						35,563
Noncontrolling interests						(11)
Preferred dividend requirements						(7,034)
Series B Preferred Share Redemption Costs						(2,769)
Net income available to common shareholders						$25,749

	For the Nine Months Ended September 30, 2012
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Rental revenue	$165,620	$5,742	$2,114	$5,067	$—	$178,543
Tenant reimbursements	13,794	—	—	—	—	13,794
Other income	71	—	—	265	—	336
Mortgage and other financing income	2,373	22,406	22,016	157	—	46,952
Total revenue	181,858	28,148	24,130	5,489	—	239,625

Property operating expense	17,238	—	—	120	—	17,358
Other expense	4	—	—	978	460	1,442
Total investment expenses	17,242	—	—	1,098	460	18,800
Net operating income - before unallocated items	164,616	28,148	24,130	4,391	(460)	220,825

Reconciliation to Consolidated Statements of Income:
General and administrative expense						(17,774)
Costs associated with loan refinancing or payoff						(477)
Interest expense, net						(56,594)
Transaction costs						(373)
Impairment charges						(11,281)
Depreciation and amortization						(38,349)
Equity in income from joint ventures						666
Discontinued operations:
Loss from discontinued operations						(332)
Impairment charges						(4,648)
Gain on sale or acquisition of real estate						720
Net income						92,383
Noncontrolling interests						(61)
Preferred dividend requirements						(18,005)
Net income available to common shareholders						$74,317

	For the Nine Months Ended September 30, 2011
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Rental revenue	$161,411	$487	$954	$5,403	$—	$168,255
Tenant reimbursements	13,596	—	—	—	—	13,596
Other income	90	—	—	230	—	320
Mortgage and other financing income	242	21,366	19,866	253	76	41,803
Total revenue	175,339	21,853	20,820	5,886	76	223,974

Property operating expense	18,026	—	—	698	—	18,724
Other expense	—	—	—	1,005	749	1,754
Total investment expenses	18,026	—	—	1,703	749	20,478
Net operating income - before unallocated items	157,313	21,853	20,820	4,183	(673)	203,496

Reconciliation to Consolidated Statements of Income:
General and administrative expense						(15,127)
Costs associated with loan refinancing or payoff						(5,339)
Interest expense, net						(53,943)
Transaction costs						(1,494)
Impairment charges						(24,298)
Depreciation and amortization						(35,316)
Equity in income from joint ventures						2,231
Discontinued operations:
Income from discontinued operations						538
Impairment charges						(11,758)
Gain on sale or acquisition of real estate						18,309
Net income						77,299
Noncontrolling interests						(13)
Preferred dividend requirements						(22,138)
Series B preferred share redemption costs						$(2,769)
Net income available to common shareholders						$52,379

19. Subsequent Events

On October 12, 2012, the Company issued 5.0 million shares of 6.625% Series F cumulative redeemable preferred shares (Series F preferred shares) in a registered public offering at a purchase price of $25.00 per share resulting in net proceeds of approximately $120.7 million, after underwriting discounts and expenses. The Company will pay cumulative dividends on the Series F preferred shares from the date of original issuance in the amount of $1.65625 per share each year, which is equivalent to 6.625% of the $25.00 liquidation preference per share. The Company may not redeem the Series F preferred shares before October 12, 2017, except in limited circumstances to preserve the Company’s REIT status or in connection with a change of control. On or after October 12, 2017, the Company may, at its option, redeem the Series F preferred shares in whole at any time or in part from time to time by paying $25.00 per share, plus any accrued and unpaid dividends up to and including the date of redemption. The Series F preferred shares generally have no stated maturity, will not be subject to any sinking fund or mandatory redemption. The Series F preferred shares are not convertible into any of the Company's securities, except under certain circumstances in connection with a change of control. Owners of the Series F preferred shares generally have no voting rights except under dividend default.

The Company also issued a notice of redemption to the registered holders of all 4.6 million outstanding shares of its 7.375% Series D preferred shares notifying such holders of the Company's intent to redeem all such shares outstanding on November 5, 2012.

On October 29, 2012, the Company entered into a secured first mortgage loan agreement for $22.0 million with the developers of the North Carolina Music Factory located in Charlotte, North Carolina. The loan is secured by an existing entertainment retail center that includes live performance and other dining and entertainment tenants. The note bears interest beginning at 10.25% with increases of 1.0% every five years, requires monthly interest payments and matures on October 31, 2032.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto on this Form 10-Q of Entertainment Properties Trust (“the Company”, “EPR”, “we” or “us”). The forward-looking statements included in this discussion and elsewhere on this Form 10-Q involve risks and uncertainties, including anticipated financial performance, business prospects, industry trends, shareholder returns, performance of leases by tenants, performance on loans to customers and other matters, which reflect management's best judgment based on factors currently known. See “Cautionary Statement Concerning Forward-Looking Statements” which is incorporated herein by reference. Actual results and experience could differ materially from the anticipated results and other expectations expressed in our forward-looking statements as a result of a number of factors, including but not limited to those discussed in this Item, Item 1A. "Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed with the SEC on July 27, 2012 and Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on February 24, 2012.

Overview

Our principal business objective is to enhance shareholder value by achieving predictable and increasing Funds From Operations ("FFO") and dividends per share. Our prevailing strategy is to focus on long-term investments in a limited number of categories in which we maintain a depth of knowledge and relationships, and which we believe offer sustained performance throughout all economic cycles. As of September 30, 2012, our total assets exceeded $2.9 billion (after accumulated deprecation of approximately $370 million), and included investments in 113 megaplex theatre properties (including two joint venture properties), 38 public charter school properties and various restaurant, retail, entertainment, destination recreational and specialty properties located in 36 states, the District of Columbia and Ontario, Canada. As of September 30, 2012, we had invested approximately $221.9 million in development land and property under development and approximately $411.8 million in mortgage financing for entertainment, recreational and specialty properties.

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

Our real estate mortgage portfolio consists of 12 mortgage notes totaling $411.8 million at September 30, 2012. Two of these mortgage notes, totaling $179.3 million at September 30, 2012, are secured by a water-park anchored entertainment village in Kansas City, Kansas as well as two other water-parks in Texas. The remaining mortgage notes include five mortgage notes totaling $159.0 million related to financing provided for ski areas, three mortgage notes totaling $21.2 million related to financing for the development of two public charter school properties, one $16.3 million mortgage note related to our Atlantic-EPR I joint venture and one $36.0 million mortgage note related to financing for the observation deck at the John Hancock building in Chicago, Illinois.

Our total investments were approximately $3.2 billion at September 30, 2012. Total investments is a non-GAAP financial measure defined herein as the sum of the carrying values of rental properties and rental properties held for sale (before accumulated depreciation), land held for development, property under development, mortgage notes receivable (including related accrued interest receivable), net, investment in a direct financing lease, net, investment in joint ventures, intangible assets (before accumulated amortization) and notes receivable and related accrued interest receivable, net. Below is a reconciliation of the carrying value of total investments to the constituent items in the consolidated balance sheet at September 30, 2012 (in thousands):

Rental properties, net of accumulated depreciation	$1,892,190
Rental properties held for sale, net of accumulated depreciation	3,895
Add back accumulated depreciation on rental properties	369,854
Add back accumulated depreciation on rental properties held for sale	319
Land held for development	191,442
Property under development	30,486
Mortgage notes and related accrued interest receivable, net	411,755
Investment in a direct financing lease, net	232,855
Investment in joint ventures	11,399
Intangible assets, net of accumulated amortization	3,667
Add back accumulated amortization on intangible assets	10,818
Notes receivable and related accrued interest receivable, net	4,947
Total investments	$3,163,627
Management believes that total investments is a useful measure for management and investors as it illustrates across which asset categories the Company’s funds have been invested. Total investments is a non-GAAP financial measure and is not a substitute for total assets under GAAP. Furthermore, total investments may not be comparable to similarly titled financial measures reported by other companies due to differences in the way the Company calculates this measure. Of our total investments of $3.2 billion at September 30, 2012, $2.1 billion or 67% related to entertainment properties which includes megaplex theatres, entertainment retail centers and other retail parcels, $363.6 million or 11% related to education properties which consists entirely of investments in public charter schools, $378.6 million or 12% related to recreation properties and $306.4 million or 10% related to other properties, including $187.0 million related to the land held for development in Sullivan County, New York and $119.4 million related to vineyards and wineries. At September 30, 2012, affiliates of Imagine Schools, Inc. ("Imagine") were the lessees of 68% of our public charter school properties (including one property under construction). Similarly, Peak Resorts, Inc. ("Peak") is the lessee of our metropolitan ski area in Ohio and is the mortgagor on five notes receivable secured by ten metropolitan ski areas and related development land.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. In preparing these financial statements, management has made its best estimates and assumptions that affect the reported assets and liabilities. The most significant assumptions and estimates relate to consolidation, revenue recognition, depreciable lives of the real estate, the valuation of real estate, accounting for real estate acquisitions, estimating reserves for uncollectible receivables and the accounting for mortgage and other notes receivable, all of which are described as our critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2011. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates. Except as noted below, for the nine months ended September 30, 2012, there were no changes to critical accounting policies.

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

On August 8, 2012, we issued $350.0 million in senior notes due on August 15, 2022. The notes bear interest at 5.75%. Interest is payable on February 15 and August 15 of each year beginning on February 15, 2013 until the stated maturity date of August 15, 2022. The notes are unsecured and guaranteed by certain of our subsidiaries.

During the three months ended September 30, 2012, we prepaid in full our mortgage notes payable totaling $167.6 million, which were secured by sixteen theatre properties and one entertainment retail center. In connection with the payment in full of the mortgage notes, $439 thousand of deferred financing costs (net of accumulated amortization) were written off and $38 thousand of additional costs associated with loan refinancing or payoff were incurred.

Issuance of Series F Preferred Shares
On October 12, 2012, we issued 5.0 million shares of 6.625% Series F cumulative redeemable preferred shares ("Series F preferred shares") in a registered public offering at a purchase price of $25.00 per share resulting in net proceeds of approximately $120.7 million, after underwriting discounts and expenses. We will pay cumulative dividends on the Series F preferred shares from the date of original issuance in the amount of $1.65625 per share each year, which is equivalent to 6.625% of the $25.00 liquidation preference per share. See Note 19 to the consolidated financial statements in this Form 10-Q for more information.

Redemption of Series D Preferred Shares
We issued a notice of redemption to the registered holders of all 4.6 million outstanding shares of our 7.375% Series D preferred shares notifying such holders of our intent to redeem all such shares outstanding on November 5, 2012. The shares are expected to be redeemed at a redemption price of $25.18 per share. This price is the sum of the $25.00 per share liquidation preference and a quarterly dividend per share of $0.4609375 prorated through the redemption date for a total aggregate redemption price of approximately $115.8 million. In conjunction with the anticipated redemption, we expect to recognize a charge representing the original issuance costs that were paid in 2007 and other redemption related expenses. The aggregate reduction to net income available to common shareholders is expected to be approximately $3.9 million.

Investments
On January 1, 2012, we converted $14.9 million of equity in our unconsolidated joint venture, Atlantic-EPR I, to a secured first mortgage loan of the same amount with Cantera 30 Theatre, L.P, the entity that holds direct title to the underlying theatre investment located in Warrenville, Illinois. The note is secured by the theatre, bears interest at 9.50%, requires monthly interest payments and matures on January 31, 2018. Atlantic-EPR I entered into an agreement to develop a family entertainment venue at the secured property for approximately $4.0 million which is being funded through additional advances under the mortgage note. The carrying value of the mortgage note at September 30, 2012 was $16.3 million.

On February 23, 2012, we acquired two TopGolf golf entertainment facilities for a purchase price of $20.0 million pursuant to a sale-leaseback transaction. The facilities are located in Allen and Dallas, Texas and are leased pursuant to a long-term triple-net master lease. Additionally, on September 21, 2012, we acquired another TopGolf golf entertainment facility for a purchase price of $7.3 million. As a part of this transaction, we have agreed to finance $4.7 million in development costs for this property. The facility is located in Houston, Texas and is leased pursuant to a long-term triple-net master lease.

On February 28, 2012, we acquired two dining and entertainment facilities from Latitude Global, Inc. The facilities are located in Jacksonville, Florida and Indianapolis, Indiana and were acquired for a purchase price of $13.7 million. As a part of this transaction, we have agreed to finance an additional $11.5 million in construction costs for these two facilities, of which $7.8 million has been funded through September 30, 2012. The facilities are leased to Latitude Global pursuant to long-term triple-net leases.

On February 29, 2012, we entered into a secured first mortgage loan agreement for $19.3 million with Basis School, Inc. The loan is secured by a six story building and the underlying land with approximately 40,000 square feet located in Washington D.C., which is being developed by HighMark into a public charter school. The note bears interest beginning at 9.0% with increases of 0.5% every four years, requires monthly interest payments and matures on September 1, 2032. The note has an effective interest rate of approximately 9.3%, which is net of a 2% servicer fee to HighMark. The carrying value of the mortgage note at September 30, 2012 was $18.5 million.

On June 14, 2012, we acquired one theatre property from Frank Theatres for a purchase price of $6.5 million pursuant to a sale-leaseback transaction. The 10-screen theatre is located in Southern Pines, North Carolina and is leased to Frank Theatres pursuant to a long-term triple-net lease.

On June 28, 2012, we entered into a secured first mortgage loan agreement for $36.0 million with Montparnasse 56 USA. The loan is secured by the observation deck of the John Hancock building in Chicago, Illinois. This note bears interest at 10.65%, requires monthly interest payments and matures on June 28, 2032. The carrying value of this mortgage note receivable at September 30, 2012 was $36.0 million, including related accrued interest receivable of $32 thousand.

On July 31, 2012, we entered into a development agreement to develop a public charter school property in Tarboro, North Carolina that is leased to HighMark under a long-term triple-net lease. We have agreed to finance $5.4 million in development costs for this property, of which $3.6 million has been funded through September 30, 2012.

On September 26, 2012, we entered into a secured first mortgage loan agreement for $3.4 million with UME Preparatory Academy. The loan is secured by approximately 28 acres of land located in Dallas, Texas, which is expected to be developed by HighMark into a public charter school. The note bears interest beginning at 10.25% with increases of 0.5% every five years, requires monthly interest payments and matures on June 30, 2033. The note is expected to have an effective interest rate of approximately 10.3% upon completion of development, which is net of a 2% servicer fee to HighMark. The carrying value of the mortgage note at September 30, 2012 was $1.0 million.

During the three months ended September 30, 2012, we completed development of five public charter school properties. The total development cost (including land and building) was approximately $46.9 million. Three of the properties are leased under long-term triple-net leases to HighMark and are located in Salt Lake City and Hurricane, Utah and

Phoenix, Arizona. The remaining two properties are leased under long-term triple-net leases to Portfolio Charter Investments and are located in Buckeye and Queen Creek, Arizona. Additionally, we funded $5.6 million for expansions at two of our existing public charter school properties.

During the nine months ended September 30, 2012, we entered into development agreements to develop or redevelop eleven entertainment properties including seven new theatre development projects and four theatre redevelopment projects.  We have agreed to finance $73.8 million in development costs for these properties, of which $6.0 million has been funded through September 30, 2012. Additionally, we completed development or redevelopment of four entertainment properties for a total investment of $13.4 million.

During the nine months ended September 30, 2012, we advanced $8.9 million under our secured mortgage loan agreement with Peak Resorts, Inc. (Peak) to provide for additional improvements made to Mount Snow. The carrying value of this mortgage note receivable at September 30, 2012 was $42.6 million. The maturity date for this mortgage loan agreement was extended to April 1, 2013 in accordance with a provision in the original loan agreement. Additionally, we advanced $4.6 million under two of the secured mortgage loan agreements with Peak to provide for additional improvements made to three ski properties.

On October 29, 2012, we entered into a secured first mortgage loan agreement for $22.0 million with the developers of the North Carolina Music Factory located in Charlotte, North Carolina. The loan is secured by an existing entertainment retail center that includes live performance and other dining and entertainment tenants. The note bears interest beginning at 10.25% with increases of 1.0% every five years, requires monthly interest payments and matures on October 31, 2032.

During the second quarter of 2012, the Missouri Board of Education closed five public charter schools located in St. Louis, which are owned by us and operated by Imagine, due to academic underperformance. Additionally, two public charter schools owned by us and operated by Imagine located in Georgia as well as two located in Kansas City, Missouri were also closed during the same period. We have assessed the impact of these closings on our investment in a direct financing lease with Imagine and have determined that no impairments exist and that these events are not expected to impact our ability to collect payments from Imagine under their master lease with us. This assessment considered the cross-default nature of the master lease, the ability of Imagine per the terms of the master lease to exchange the closed properties for properties that are acceptable to us (i.e. unoccupied schools for occupied schools that are acceptable from an underwriting basis), the cashflow that Imagine generates at the parent level and our $16.4 million letter of credit from Imagine. On July 13, 2012, per the terms of the master lease, we exchanged the two Kansas City, Missouri schools for one located in Pittsburgh, Pennsylvania and another in Land O' Lakes, Florida. We have also entered into an agreement with Imagine allowing it to substitute three additional public charter school properties that are acceptable to us on an underwriting basis for three of the remaining six properties that suffered charter revocations on or prior to the beginning of the upcoming 2012/2013 academic year. Additionally, on August 15, 2012, we completed the sale of a public charter school property for $4.5 million that was leased to Imagine. The sold school is not one of the schools discussed above and there was no gain or loss on this sale. As of September 30, 2012, Imagine was current on all payments under the master lease of 26 public charter schools, and we do not anticipate any delay in future payments.

On June 18, 2012, Concord Kiamesha Casino, LLC, an affiliate of Concord Associates, L.P., exercised the right to ground lease approximately 57 acres of former Concord Resort property from us, pursuant to agreements entered into as part of the June 18, 2010 settlement between the parties. The affiliate has the right to ground lease the parcel (with option to purchase) for a five-year period with annual rent payments of $200 thousand due in advance. Additionally, as agreed in the June 18, 2010 settlement, Concord Associates, L.P. has the right to purchase our fee simple interest underlying the ground lease for $1.00 provided that construction of the harness racetrack and casino project is completed prior to the end of the ground lease term. The ground lease covers property which is not included in our separate agreements with Empire Resorts and has no effect on our development plans.

Concord Associates, L.P.'s separate option to acquire all of our property at the former Concord Resort expired unexercised on June 11, 2012. This option was recorded at fair value as a noncontrolling interest at the time of settlement which was determined to be $27.8 million. During the nine months ended September 30, 2012, we reduced the value of the noncontrolling interest to zero and recorded an adjustment to increase additional paid-in-capital by the same amount.

During the nine months ended September 30, 2012, we have expended $7.0 million in pursuit of the necessary environmental and land use approvals and permits for the proposed casino anchored development in Sullivan County, New York.

The following details our investment spending during the nine months ended September 30, 2012 and 2011 (in thousands):

For the Nine Months Ended September 30, 2012
Operating Segment	Total Investment Spending	New Development	Re-development	Asset Acquisition	Investment in Mortgage Notes	Investment in Joint Ventures
Entertainment	$85,733	$23,201	$8,418	$16,983	$36,000	$1,131
Education	68,606	49,100	—	—	19,506	—
Recreation	40,986	—	—	27,323	13,663	—
Other	6,985	6,985	—	—	—	—
Total Investment Spending	$202,310	$79,286	$8,418	$44,306	$69,169	$1,131

For the Nine Months Ended September 30, 2011
Operating Segment	Total Investment Spending	New Development	Re-development	Asset Acquisition	Investment in Mortgage Notes	Investment in Joint Ventures or Direct Financing Lease
Entertainment	$61,149	$4,134	$8,976	$44,795	$—	$3,244
Education	36,349	34,231	—	—	—	2,118
Recreation	9,390	—	—	—	9,390	—
Total Investment Spending	$106,888	$38,365	$8,976	$44,795	$9,390	$5,362

The above amounts include $85 thousand and $35 thousand in capitalized payroll, $435 thousand and $324 thousand in capitalized interest and $1.1 million and $1.4 million in capitalized other general and administrative direct project costs for the nine months ended September 30, 2012 and 2011, respectively. In addition, the Company had $1.9 million and $2.7 million of maintenance capital expenditures for the nine months ended September 30, 2012 and 2011, respectively.

Vineyards and Wineries
During the three months ended March 31, 2012, we began negotiations on or entered into non-binding agreements to sell five vineyard and winery properties. As a result, we revised our estimated undiscounted cash flows associated with each of these asset groups, considering the shorter expected holding periods and determined that those estimated cash flows were not sufficient to recover the carrying values of these properties.  We determined the estimated fair value of these assets to be $47.1 million using Level 3 inputs and recorded impairment charges totaling $12.8 million during the first quarter of 2012.  Management estimated the fair values of these properties taking into account the various purchase offers, pending purchase agreements, input from an outside broker and previous appraisals. At September 30, 2012, one of the vineyard and winery properties with a carrying value of $3.9 million has been classified as held for sale in the accompanying consolidated balance sheet included in this Form 10-Q. Additionally, on May 25, 2012, we sold 197 plantable acres at our Buena Vista vineyard in Sonoma, California for $13.0 million and a gain on sale of $0.4 million was recognized during the three months ended June 30, 2012. The results of operations of both of these properties have been classified within discontinued operations. See note 15 to the consolidated financial statements in this 10-Q for further information.

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

During the three months ended September 30, 2012, we began negotiations on or entered into non-binding agreements to sell the remaining assets at one of our unleased vineyard and winery properties to two separate buyers. As a result, in the third quarter of 2012, we revised our estimated undiscounted cash flows associated with this asset group, considering the shorter expected holding period, and determined that those estimated cash flows were not sufficient to recover the carrying values of these assets.  We determined the estimated fair value of these assets (included in the Other segment) to be $20.8 million using Level 2 inputs and recorded impairment charges totaling $3.1 million during the third quarter of 2012.  Management estimated the fair values of these assets taking into account the pending purchase agreements.

Results of Operations

Three months ended September 30, 2012 compared to three months ended September 30, 2011

Rental revenue was $61.0 million for the three months ended September 30, 2012 compared to $56.8 million for the three months ended September 30, 2011. Rental revenue increased $4.2 million from the prior period, of which $3.4 million was related to acquisitions completed in 2012 and 2011, and $0.8 million was related to net rent increases on existing properties. Percentage rents of $0.5 million were recognized during both the three months ended September 30, 2012 and 2011, respectively. Straight-line rents of $2.0 million and $0.1 million were recognized during the three months ended September 30, 2012 and 2011, respectively.

During the three months ended September 30, 2012, we experienced a increase of approximately 2.3% in rental rates on approximately 201,000 square feet with respect to significant lease renewals and new leases on existing properties. There were no tenant improvements or leasing commissions related to these renewals.
Tenant reimbursements totaled $4.6 million for the three months ended September 30, 2012 compared to $4.4 million for the three months ended September 30, 2011. These tenant reimbursements arise from the operations of our entertainment retail centers. The $0.2 million increase is primarily due to an increase in tenant reimbursements at our retail centers located in Ontario, Canada for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

Mortgage and other financing income for the three months ended September 30, 2012 was $17.0 million compared to $14.5 million for the three months ended September 30, 2011. The $2.5 million increase is primarily due to increased real estate lending activities. We also recognized participating interest income of $0.8 million and $0.4 million from SVVI for the three months ended September 30, 2012 and 2011, respectively.

Our property operating expense totaled $5.9 million for the three months ended September 30, 2012 compared to $6.0 million for the three months ended September 30, 2011. These property operating expenses arise from the operations of our retail centers and other specialty properties. Property operating expense decreased by $0.1 million due to a decrease in bad debt expense of $0.3 million which was partially offset by an increase in property operating expenses of $0.2 million at our retail centers and other specialty properties.

Our general and administrative expense totaled $5.5 million for the three months ended September 30, 2012 compared to $4.6 million for the three months ended September 30, 2011. The increase of $0.9 million is primarily due to an increase in payroll related expenses, travel costs and professional fees.

Costs associated with loan refinancing or payoff were $0.5 million for the three months ended September 30, 2012 and related to the prepayment of our mortgage notes payable totaling $167.6 million. There were no costs associated with loan refinancing for the three months ended September 30, 2011.

Our net interest expense increased by $2.1 million to $20.0 million for the three months ended September 30, 2012 from $17.9 million for the three months ended September 30, 2011. This increase resulted from an increase in average borrowings and was partially offset by a decreased weighted-average interest rate used to finance our real estate acquisitions and fund our mortgage notes receivable.

Impairment charges for the three months ended September 30, 2012 were $3.1 million and related to one of our vineyard and winery properties. For further detail, see Note 4 to the consolidated financial statements included in this Form 10-Q. There were no impairment charges for the three months ended September 30, 2011.

Depreciation and amortization expense totaled $13.3 million for the three months ended September 30, 2012 compared to $11.9 million for the three months ended September 30, 2011. The $1.4 million increase resulted primarily from asset acquisitions completed in 2012 and 2011.

Equity in income from joint ventures totaled $0.3 million for the three months ended September 30, 2012 compared to $0.7 million for the three months ended September 30, 2011. The $0.4 million decrease is primarily due to the January 1, 2012 conversion of $14.9 million of equity in Atlantic-EPR I, which earned a preferred return of 15%, into a loan from us at a rate of 9.5%. For further detail, see Note 5 to the consolidated financial statements included in this Form 10-Q. Additionally, the decrease resulted from a lease amendment on the underlying theatre property held by Atlantic-EPR I, which reduced the theatre square footage and annual rent.

Loss from discontinued operations totaled $0.04 million for the three months ended September 30, 2012 and included the operations of the Pope Valley vineyard and winery (Pope Valley) which was held for sale as of September 30, 2012. Loss from discontinued operations totaled $0.1 million for the three months ended September 30, 2011 and related to the above mentioned property and the operations of the EOS vineyard and winery sold on September 20, 2011 as well as the operations of a portion of our Buena Vista vineyard that was sold on May 25, 2012. For further detail, see Note 15 to the consolidated financial statements included in this Form 10-Q.

Preferred dividend requirements for the three months ended September 30, 2012 were $6.0 million compared to $7.0 million for the three months ended September 30, 2011. The $1.0 million decrease is due to the redemption of 3.2 million Series B preferred shares on August 31, 2011.

The Series B preferred share redemption costs of $2.8 million for the three months ended September 30, 2011 were due to the redemption of all of the Series B preferred shares on August 31, 2011 and consist of the original issuance costs that were paid in 2005 and other redemption related expenses. There was no such expense incurred during the three months ended September 30, 2012.

Nine months ended September 30, 2012 compared to nine months ended September 30, 2011

Rental revenue was $178.5 million for the nine months ended September 30, 2012 compared to $168.3 million for the nine months ended September 30, 2011. Rental revenue increased $10.2 million from the prior period, of which $8.9 million was related to acquisitions completed in 2012 and 2011 and $1.3 million was related to net rent increases on existing properties. Percentage rents of $1.1 million and $1.0 million were recognized during the nine months ended September 30, 2012 and 2011, respectively. Straight-line rents of $3.7 million and $0.4 million were recognized during the nine months ended September 30, 2012 and 2011, respectively.

During the nine months ended September 30, 2012, we experienced a decrease of approximately 5.2% in rental rates on approximately 645,000 square feet with respect to significant lease renewals and new leases on existing properties. Additionally, we have funded or have agreed to fund a weighted average of $10.57 per square foot in tenant improvements and a weighted average of $0.48 per square foot in leasing commissions.
Tenant reimbursements totaled $13.8 million for the nine months ended September 30, 2012 compared to $13.6 million for the nine months ended September 30, 2012. These tenant reimbursements arise from the operations of our entertainment retail centers. The $0.2 million increase is primarily due to an increase in tenant reimbursements at our retail centers in Ontario, Canada.

Mortgage and other financing income for the nine months ended September 30, 2012 was $47.0 million compared to $41.8 million for the nine months ended September 30, 2011. The $5.2 million increase is primarily due to increased real estate lending activities. We also recognized participating interest income of $0.8 million and $0.4 million from SVVI for the nine months ended September 30, 2012 and 2011, respectively.

Our property operating expense totaled $17.4 million for the nine months ended September 30, 2012 compared to $18.7 million for the nine months ended September 30, 2011. These property operating expenses arise from the operations of our retail centers and other specialty properties. Property operating expense decreased by $1.3 million primarily due to a decrease in bad debt expense of $1.2 million as well as decreases in property operating expenses of $0.1 million at our retail centers and other specialty properties.

Other expense for the nine months ended September 30, 2012 was $1.4 million compared to $1.8 million for the nine months ended September 30, 2011. The $0.4 million decrease is primarily due to $0.3 million less loss recognized upon settlement of foreign currency forward and swap contracts as well as $0.1 million in lower expenses related to certain of our vineyard an winery properties which are being operated thorough a wholly-owned taxable REIT subsidiary.

Our general and administrative expense totaled $17.8 million for the nine months ended September 30, 2012 compared to $15.1 million for the nine months ended September 30, 2011. The increase of $2.7 million is primarily due to an increase in payroll related expenses, travel costs, franchise taxes and professional fees.

Costs associated with loan refinancing or payoff were $0.5 million for the nine months ended September 30, 2012 and related to the prepayment of our mortgage notes payable totaling $167.6 million. Costs associated with loan refinancing or payoff, net were $5.3 million for the nine months ended September 30, 2011 and related to the termination of our eight term loans outstanding under the vineyard and winery facility.  In connection with the payment in full of these term loans, the related interest rate swaps were terminated at a cost of $4.6 million (including $1.1 million which is classified within discontinued operations) and deferred financing costs, net of accumulated amortization, of $1.8 million were written off.

Our net interest expense increased by $2.7 million to $56.6 million for the nine months ended September 30, 2012 from $53.9 million for the nine months ended September 30, 2011. This increase resulted from an increase in average borrowings and was partially offset by a decreased weighted-average interest rate used to finance our real estate acquisitions and fund our mortgage notes receivable.

Transaction costs totaled $0.4 million for the nine months ended September 30, 2012 compared to $1.5 million for the nine months ended September 30, 2011. The decrease of $1.1 million is due to a decrease in write offs of costs associated with terminated transactions.

Impairment charges for the nine months ended September 30, 2012 were $11.3 million compared to $24.3 million for the nine months ended September 30, 2011 and related to certain of our vineyard and winery properties.

Depreciation and amortization expense totaled $38.3 million for the nine months ended September 30, 2012 compared to $35.3 million for the nine months ended September 30, 2011. The $3.0 million increase resulted primarily from asset acquisitions completed in 2012 and 2011.

Equity in income from joint ventures totaled $0.7 million for the nine months ended September 30, 2012 compared to $2.2 million for the nine months ended September 30, 2011. The $1.5 million decrease is primarily due to the January 1, 2012 conversion of $14.9 million of equity in Atlantic-EPR I, which earned a preferred return of 15%, into a loan from us at a rate of 9.5%. For further detail, see Note 5 to the consolidated financial statements included in this Form 10-Q. Additionally, the decrease resulted from a lease amendment on the underlying theatre property held by Atlantic-EPR I, which reduced the theatre square footage and annual rent.

Loss from discontinued operations totaled $5.0 million for the nine months ended September 30, 2012 and included the operations of Pope Valley which was held for sale as of September 30, 2012 (including a $0.8 million impairment charge) as well as the operations of a portion of our Buena Vista vineyard that was sold on May 25, 2012 (including a $3.8 million impairment charge). Loss from discontinued operations totaled $11.2 million for the nine months ended September 30, 2011 and related to the above mentioned properties (including $4.6 million in impairment charges and $0.9 million in costs associated with loan refinancing or payoff), as well as the operations of the Toronto Dundas Square property which was sold on March 29, 2011, the operations of the Gary Farrell winery sold on April 28, 2011 (including a $1.0 million lease termination fee and $0.2 million in costs associated with loan refinancing or payoff), and the EOS vineyard and winery sold on September 20, 2011 (including a $7.2 million impairment charge). For further detail, see Note 15 to the consolidated financial statements included in this Form 10-Q for further details.

Gain on sale or acquisition of real estate from discontinued operations was $0.7 million for the nine months ended September 30, 2012 and was due to the settlement of certain reserves established with the March 29, 2011 sale of Toronto Dundas Square ($0.3 million) as well as the sale of a portion of our Buena Vista vineyard on May 25, 2012 ($0.4 million). Gain on sale or acquisition of real estate from discontinued operations of $18.3 million for the nine months ended September 30, 2011 was due to the March 29, 2011 sale of Toronto Dundas Square.

Preferred dividend requirements for the nine months ended September 30, 2012 were $18.0 million compared to $22.1 million for the nine months ended September 30, 2011. The $4.1 million decrease is due to the redemption of 3.2 million Series B preferred shares on August 31, 2011.

The Series B preferred share redemption costs of $2.8 million for the nine months ended September 30, 2011 were due to the redemption of all of the Series B preferred shares on August 31, 2011 and consist of the original issuance costs that were paid in 2005 and other redemption related expenses. There was no such expense incurred during the nine months ended September 30, 2012.

Liquidity and Capital Resources

Cash and cash equivalents were $25.0 million at September 30, 2012. In addition, we had restricted cash of $26.1 million at September 30, 2012. Of the restricted cash at September 30, 2012, $12.6 million relates to cash held for our borrowers’ debt service reserves for mortgage notes receivable, $1.2 million relates to escrow balances required in connection with the sale of Toronto Dundas Square and the balance represents deposits required in connection with debt service, payment of real estate taxes and capital improvements.

Mortgage Debt, Senior Notes, Credit Facility and Term Loan
As of September 30, 2012, we had total debt outstanding of $1.3 billion of which $488.5 million was fixed rate mortgage debt secured by a portion of our rental properties and mortgage notes receivable, with a weighted average interest rate of approximately 6.1%.

At September 30, 2012, we had outstanding $250.0 million in aggregate principal amount of unsecured 7.75% senior notes due on July 15, 2020 and $350.0 million in aggregate principal amount of unsecured 5.75% senior notes due on August 15, 2022, all of which are guaranteed by certain of our subsidiaries. The notes contain various covenants, including: (i) a limitation on incurrence of any debt which would cause the ratio of our debt to adjusted total assets to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause the ratio of secured debt to adjusted total assets to exceed 40%; (iii) a limitation on incurrence of any debt which would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of our total unencumbered assets to be not less than 150% of our outstanding unsecured debt.

At September 30, 2012, we had no debt outstanding under our $400.0 million unsecured revolving credit facility, with interest at a floating rate of LIBOR plus 160 basis points. The facility has a term expiring October 13, 2015 with a one year extension available at our option. The amount that we are able to borrow on our unsecured revolving credit facility is a function of the values and advance rates, as defined by the credit agreement, assigned to the assets included in the borrowing base less outstanding letters of credit and less other liabilities. As of September 30, 2012, our total availability under the unsecured revolving credit facility was $400.0 million.

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

Our unsecured revolving credit facility and our unsecured term loan facility contain substantially identical financial covenants that limit our levels of consolidated debt, secured debt, investment levels outside certain categories and dividend distributions, and require minimum coverage levels for fixed charges and unsecured debt service costs. Additionally, our unsecured revolving credit facility, unsecured term loan facility and our unsecured 7.75% senior notes and 5.75% senior notes contain cross-default provisions that go into effect if we default on any of our obligations for borrowed money or credit in an amount exceeding $25.0 million, unless such default has been waived or cured within a specified period of time. We were in compliance with all financial covenants at September 30, 2012.

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

Certain of our other long-term debt agreements contain customary restrictive covenants related to financial and operating performance as well as certain cross-default provisions. We were in compliance with all financial covenants at September 30, 2012.

Liquidity Requirements

Short-term liquidity requirements consist primarily of normal recurring corporate operating expenses, debt service requirements and distributions to shareholders. We meet these requirements primarily through cash provided by operating activities. Net cash provided by operating activities was $145.4 million and $135.5 million for the nine months ended September 30, 2012 and 2011, respectively. Net cash used by investing activities was $186.6 million for the nine months ended September 30, 2012 and net cash provided by investing activities was $121.1 million for the nine months ended September 30, 2011. Net cash provided by financing activities was $51.4 million and net cash used by financing activities was $253.5 million for the nine months ended September 30, 2012 and 2011, respectively. We anticipate that our cash on hand, cash from operations, and funds available under our unsecured revolving credit facility will provide adequate liquidity to fund our operations, make interest and principal payments on our debt, and allow distributions to our shareholders and avoid corporate level federal income or excise tax in accordance with REIT Internal Revenue Code requirements.

On October 12, 2012, we issued 5.0 million shares of 6.625% Series F cumulative redeemable preferred shares in a registered public offering at a purchase price of $25.00 per share resulting in net proceeds of approximately $120.7 million, after underwriting discounts and expenses. These shares are callable by us after five years or earlier under certain circumstances. We will pay cumulative dividends on the Series F preferred shares from the date of original issuance in the amount of $1.65625 per share each year, which is equivalent to 6.625% of the $25.00 liquidation preference per share. See Note 19 to the consolidated financial statements in this Form 10-Q for more information. In conjunction with this offering, we issued a notice of redemption to the registered holders of all 4.6 million outstanding shares of our 7.375% Series D preferred shares notifying such holders of our intent to redeem all such shares outstanding on November 5, 2012. The shares are expected to be redeemed at a redemption price of $25.18 per share. This price is the sum of the $25.00 per share liquidation preference and a quarterly dividend per share of $0.4609375 prorated through the redemption date for a total aggregate redemption price of approximately $115.8 million.

Commitments

As of September 30, 2012, we have 13 entertainment development projects under construction for which we have agreed to finance the development costs. At September 30, 2012, we have commitments to fund approximately $71.4 million of additional improvements which are expected to be funded in 2012. Development costs are advanced by us in periodic draws. If we determine that construction is not being completed in accordance with the terms of the development agreements, we can discontinue funding construction draws. We have agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

We have agreed to finance future development costs for one of our education properties. At September 30, 2012, we have commitments to fund approximately $1.8 million of additional improvements for this property which is expected to be funded in 2012. Development costs are advanced by us in periodic draws. If we determine that construction is not being completed in accordance with the terms of the development agreement, we can discontinue funding construction draws. We have agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

As of September 30, 2012, we had agreed to finance future development costs for one of our recreation properties. At September 30, 2012, we had commitments to fund approximately $4.7 million of additional improvements for this property which is expected to be funded in 2012. Development costs are advanced by us in periodic draws. If the we determine that construction is not being completed in accordance with the terms of the development agreement, it can discontinue funding construction draws. We have agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

We have certain commitments related to our mortgage note investments that we may be required to fund in the future. We are generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of September 30, 2012, we had seven mortgage notes receivable with commitments totaling approximately $35.5 million. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

We have provided a guarantee of the payment of certain economic development revenue bonds related to four theatres in Louisiana for which we earn a fee at an annual rates of 1.75% to 2.88% over the 30-year term of the bond. We have recorded $4.5 million as a deferred asset included in other assets and $4.5 million included in other liabilities in the accompanying consolidated balance sheet as of September 30, 2012 related to this guarantee. No amounts have been accrued as a loss contingency related to this guarantee because we have determined that payment by us is not probable.

Liquidity Analysis

In analyzing our liquidity, we generally expect that our cash provided by operating activities will meet our normal recurring operating expenses, recurring debt service requirements and distributions to shareholders.

We have no debt maturities for the remainder of 2012 and 2013. Our cash commitments, as described above, include additional commitments under various mortgage notes receivable totaling approximately $35.5 million. Of the $35.5 million of mortgage note receivable commitments, approximately $10.4 million is expected to be funded in 2012.

Our sources of liquidity as of September 30, 2012 to pay the above 2012 commitments include the remaining amount available under our unsecured revolving credit facility of approximately $400.0 million and unrestricted cash on hand of $25.0 million. Accordingly, while there can be no assurance, we expect that our sources of cash will exceed our existing commitments over the remainder of 2012.

We also believe that we will be able to repay, extend, refinance or otherwise settle our debt obligations as the debt comes due, and that we will be able to fund our remaining commitments as necessary. However, there can be no assurance that additional financing or capital will be available, or that terms will be acceptable or advantageous to us.

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

Off Balance Sheet Arrangements

At September 30, 2012, we had a 42.1% and 29.6% investment interest in two unconsolidated real estate joint ventures, Atlantic-EPR I and Atlantic-EPR II, respectively, which are accounted for under the equity method of accounting. We do not anticipate any material impact on our liquidity as a result of commitments involving those joint ventures. As further discussed in Note 5 to the consolidated financial statements included in this Form 10-Q, on January 1, 2012, we converted a $14.9 million equity interest in Atlantic-EPR I to a secured first mortgage note receivable of the same amount. Additionally, Atlantic-EPR I entered into an agreement to develop a family entertainment venue at the property it owns for approximately $4.0 million which is expected to be funded through additional advances under the mortgage note. We recognized income of $45 thousand and $1.9 million during the nine months ended September 30, 2012 and 2011, respectively, from our equity investment in the Atlantic-EPR I joint venture. We recognized income of $326 thousand and $279 thousand from our equity investment in the Atlantic-EPR II joint venture during the nine months ended September 30, 2012 and 2011, respectively. The Atlantic-EPR II joint venture has a mortgage note payable secured by a megaplex theatre that totals $11.9 million at September 30, 2012, and matures in September 2013. Condensed financial information for Atlantic-EPR I and Atlantic-EPR II joint ventures is included in Note 8 to the consolidated financial statements included in this Form 10-Q.

The partnership agreements for Atlantic-EPR I and Atlantic-EPR II allow our partner, Atlantic, to exchange up to a maximum of 10% of its ownership interest per year in each of the joint ventures for our common shares or, at our discretion, the cash value of those shares as defined in each of the partnership agreements. During 2011, we paid Atlantic cash of $2.5 million and $258 thousand in exchange for additional ownership of 11.3% (a portion of which related to 2010) and 2.0% for Atlantic-EPR I and Atlantic-EPR II, respectively. During the nine months ended September 30, 2012, we paid Atlantic cash of $1.3 million and $490 thousand in exchange for additional ownership of 6.0% and 3.8% for Atlantic-EPR I and Atlantic-EPR II, respectively. These exchanges did not impact total partners’ equity in either Atlantic-EPR I or Atlantic-EPR II.

In addition, as of September 30, 2012 and December 31, 2011, we had invested $4.5 million and $4.2 million, respectively, in unconsolidated joint ventures for three theatre projects located in China. We recognized income of $295 thousand and $54 thousand from our investment in these joint ventures for the nine months ended September 30, 2012 and 2011, respectively.

Capital Structure and Coverage Ratios

We believe that our shareholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest, fixed charge and debt service coverage ratios. We expect to maintain our debt to gross assets ratio (i.e. total long-term debt to total assets plus accumulated depreciation) between 35% and 45%. However, the timing and size of our equity and debt offerings may cause us to temporarily operate over this threshold. At September 30, 2012, this ratio was 41%. Our long-term debt as a percentage of our total market capitalization at September 30, 2012 was 36%; however, we do not manage to a ratio based on total market capitalization due to the inherent variability that is driven by changes in the market price of our common shares. We calculate our total market capitalization of $3.8 billion by aggregating the following at September 30, 2012:

•	Common shares outstanding of 46,841,039 multiplied by the last reported sales price of our common shares on the NYSE of $44.43 per share, or $2.1 billion;

•	Aggregate liquidation value of our Series C convertible preferred shares of $135.0 million;

•	Aggregate liquidation value of our Series D preferred shares of $115.0 million;

•	Aggregate liquidation value of our Series E convertible preferred shares of $86.3 million; and

•	Total long-term debt of $1.3 billion.
Our interest coverage ratio was 3.6 times for both the nine months ended September 30, 2012 and 2011. Interest coverage is calculated as the interest coverage amount (as calculated in the following table) divided by interest expense, gross (as calculated in the following table). We consider the interest coverage ratio to be an appropriate supplemental measure of a company’s ability to meet its interest expense obligations and management believes it is useful to investors in this regard. Our calculation of the interest coverage ratio may be different from the calculation used by other companies, and therefore, comparability may be limited. This information should not be considered as an alternative to any U.S. generally accepted accounting principles (“GAAP”) liquidity measures. The following table shows the calculation of our interest coverage ratios. Amounts below include the impact of discontinued operations, which are separately classified in the consolidated statements of income included in this Form 10-Q (unaudited, dollars in thousands):

	Nine Months Ended September 30,
	2012	2011
Net income	$92,383	$77,299
Interest expense, gross	57,137	54,455
Interest cost capitalized	(479)	(386)
Depreciation and amortization	38,626	38,047
Share-based compensation expense to management and Trustees	4,416	4,211
Costs associated with loan refinancing or payoff	477	6,388
Straight-line rental revenue	(3,705)	(668)
Gain on sale or acquisition of real estate	(720)	(18,309)
Transaction costs	373	1,497
Impairment charges	15,929	36,056
Interest coverage amount	$204,437	$198,590

Interest expense, net	$56,582	$54,043
Interest income	76	26
Interest cost capitalized	479	386
Interest expense, gross	$57,137	$54,455

Interest coverage ratio	3.6	3.6

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

	Nine Months Ended September 30,
	2012	2011
Net cash provided by operating activities	$145,403	$135,451
Equity in income from joint ventures	666	2,231
Distributions from joint ventures	(827)	(2,176)
Amortization of deferred financing costs	(3,224)	(2,821)
Amortization of above market leases, net	—	(20)
Increase in mortgage notes accrued interest receivable	828	410
Increase (decrease) in restricted cash	1,744	(10,272)
Increase (decrease) in accounts receivable, net	291	(4,352)
Decrease in notes and accrued interest receivable	(68)	(72)
Increase in direct financing lease receivable	3,730	3,795
Increase in other assets	2,480	2,632
Decrease in accounts payable and accrued liabilities	2,528	13,844
Decrease (increase) in unearned rents	(2,478)	413
Straight-line rental revenue	(3,705)	(668)
Interest expense, gross	57,137	54,455
Interest cost capitalized	(479)	(386)
Costs associated with loan refinancing or payoff (cash portion)	38	4,629
Transaction costs	373	1,497
Interest coverage amount	$204,437	$198,590
Our fixed charge coverage ratio for the nine months ended September 30, 2012 and 2011 was 2.7 times and 2.6 times, respectively. The fixed charge coverage ratio is calculated in exactly the same manner as the interest coverage ratio, except that preferred share dividends are also added to the denominator. We consider the fixed charge coverage ratio to be an appropriate supplemental measure of a company’s ability to make its interest and preferred share dividend payments and management believes it is useful to investors in this regard. Our calculation of the fixed charge coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures. Amounts below include the impact of discontinued operations, which are separately classified in the consolidated statements of income included in this Form 10-Q. The following table shows the calculation of our fixed charge coverage ratios (unaudited, dollars in thousands):

	Nine Months Ended September 30,
	2012	2011
Interest coverage amount	$204,437	$198,590

Interest expense, gross	57,137	54,455
Preferred share dividends	18,005	22,138
Fixed charges	$75,142	$76,593

Fixed charge coverage ratio	2.7	2.6

Our debt service coverage ratio for both the nine months ended September 30, 2012 and 2011 was 2.7 times. The debt service coverage ratio is calculated in exactly the same manner as the interest coverage ratio, except that recurring principal payments are also added to the denominator. We consider the debt service coverage ratio to be an appropriate supplemental measure of a company’s ability to make its debt service payments and management believes it is useful to investors in this regard. Our calculation of the debt service coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures. Amounts below include the impact of discontinued operations, which are separately classified in the consolidated statements of income included in this Form 10-Q. The following table shows the calculation of our debt service coverage ratios (unaudited, dollars in thousands):

	Nine Months Ended September 30,
	2012	2011
Interest coverage amount	$204,437	$198,590

Interest expense, gross	57,137	54,455
Recurring principal payments	17,795	18,361
Debt service	$74,932	$72,816

Debt service coverage ratio	2.7	2.7

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

The following table summarizes our FFO, including per share amounts, for the three and nine months ended September 30, 2012 and 2011 (unaudited, in thousands, except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income available to common shareholders of Entertainment Properties Trust	$28,149	$25,749	$74,317	$52,379
Gain on sale or acquisition of real estate	—	(16)	(720)	(18,309)
Real estate depreciation and amortization	13,013	11,765	37,844	37,237
Allocated share of joint venture depreciation	146	113	432	334
Impairment charges	3,086	—	15,929	36,056
FFO available to common shareholders of Entertainment Properties Trust	$44,394	$37,611	$127,802	$107,697
FFO per common share attributable to Entertainment Properties Trust:
Basic	$0.95	$0.81	$2.73	$2.31
Diluted	0.94	0.80	2.72	2.30
Shares used for computation (in thousands):
Basic	46,840	46,680	46,781	46,611
Diluted	47,090	46,918	47,035	46,874
Other financial information:
Dividends per common share	$0.75	$0.70	$2.25	$2.10
The additional 1.9 million common shares that would result from the conversion of our 5.75% Series C cumulative convertible preferred shares and the additional 1.6 million common shares that would result from the conversion of our 9.0% Series E cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted earnings per share for the three months ended September 30, 2012 and 2011 because the effect is anti-dilutive.

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
The following table summarizes our AFFO for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
FFO available to common shareholders of Entertainment Properties Trust	$44,394	$37,611	$127,802	$107,697
Adjustments:
Transaction costs	184	148	373	1,497
Non-real estate depreciation and amortization	263	271	781	810
Deferred financing fees amortization	1,047	1,034	3,224	2,821
Costs associated with loan refinancing or payoff	477	—	477	6,388
Share-based compensation expense to management and Trustees	1,418	1,371	4,416	4,211
Maintenance capital expenditures (1)	(730)	(946)	(2,150)	(3,148)
Straight-lined rental revenue	(2,042)	(92)	(3,705)	(668)
Non-cash portion of mortgage and other financing income	(1,193)	(1,268)	(3,734)	(3,877)
Amortization of above market leases, net	—	—	—	20
Preferred share redemption costs	—	2,769	—	2,769
AFFO available to common shareholders of Entertainment Properties Trust	$43,818	$40,898	$127,484	$118,520

(1)	Includes maintenance capital expenditures and certain second generation tenant improvements and leasing commissions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, primarily relating to potential losses due to changes in interest rates and foreign currency exchange rates. We seek to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new long-term fixed rate borrowings whenever possible. We also have a $400.0 million unsecured revolving credit facility with no balance outstanding as of September 30, 2012 and a $10.7 million bond, both of which bear interest at a floating rate. In addition, on January 5, 2012, we entered into a $240.0 million five year unsecured term loan facility which bears interest at a floating rate. As further described in Note 9 to the consolidated financial statements included in this Form 10-Q, this LIBOR based debt was converted with interest rate swaps to a fixed rate of 2.66% for four years.
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

Additionally, we have entered into foreign currency forward agreements to hedge the currency fluctuations related to the monthly cash flows of our Canadian properties. These foreign currency forwards settled or settle at the end of each month from February to December 2012 and lock in exchange rates of $1.00 CAD to $1.01 CAD per U.S. dollar on approximately $500 thousand monthly CAD denominated cash flows. On October 11, 2012, the Company entered into foreign currency forward agreements which settle at the end of each month from January to December 2013. These agreements lock in an exchange rate of $0.98 CAD to $0.99 CAD per U.S. dollar on approximately $500 thousand of monthly CAD denominated cash flows.
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

Item 1A. Risk Factors

There were no material changes during the quarter from the risk factors previously discussed in Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on February 24, 2012 and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed with the SEC on July 27, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31, 2012 common stock	—		$—	—	$—
August 1 through August 31, 2012 common stock	548	(1)	41.13	—	—
September 1 through September 30, 2012 common stock	—		—	—	—

Total	548		$41.13	—	$—

(1) The repurchase of equity securities during August of 2012 was completed in conjunction with the vesting of employee nonvested shares. This repurchase was not made pursuant to a publicly announced plan or program.

Item 3. Defaults Upon Senior Securities

There were no reportable events during the quarter ended September 30, 2012.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

There were no reportable events during the quarter ended September 30, 2012.

Item 6. Exhibits

4.1
Indenture, dated August 8, 2012, among the Company, certain of its subsidiaries, as guarantors, and U.S. Bank National Association, as trustee, which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on August 8, 2012, which is incorporated by reference as Exhibit 4.1.

4.2	Form of 5.750% Senior Notes due 2022 (included as Exhibit A to Exhibit 4.1 above).
12.1*	Computation of Ratio of Earnings to Fixed Charges is attached hereto as Exhibit 12.1
12.2*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Distributions is attached hereto as Exhibit 12.2
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

ENTERTAINMENT PROPERTIES TRUST

Dated:	October 31, 2012	By	/s/ David M. Brain
David M. Brain, President and Chief Executive Officer (Principal Executive Officer)

Dated:	October 31, 2012	By	/s/ Mark A. Peterson
Mark A. Peterson, Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Chief Accounting Officer)

Exhibit Index

4.1
Indenture, dated August 8, 2012, among the Company, certain of its subsidiaries, as guarantors, and U.S. Bank National Association, as trustee, which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on August 8, 2012, which is incorporated by reference as Exhibit 4.1.

4.2	Form of 5.750% Senior Notes due 2022 (included as Exhibit A to Exhibit 4.1 above).

12.1*	Computation of Ratio of Earnings to Fixed Charges is attached hereto as Exhibit 12.1

12.2*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Distributions is attached hereto as Exhibit 12.2

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