Form 10-K
period 2012-12-31
EPR PROPERTIES
filed 2013-02-27
CIK 1045450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number: 001-13561

EPR PROPERTIES
(Exact name of registrant as specified in its charter)

Maryland	43-1790877
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

909 Walnut Street, Suite 200 Kansas City, Missouri	64106
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (816) 472-1700
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common shares of beneficial interest, par value $.01 per share	New York Stock Exchange
5.75% Series C cumulative convertible redeemable preferred shares of beneficial interest, par value $.01 per share	New York Stock Exchange
9.00% Series E cumulative convertible preferred shares of beneficial interest, par value $.01 per share	New York Stock Exchange
6.625% Series F cumulative redeemable preferred shares of beneficial interest, par value $.01 per share	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The aggregate market value of the common shares of beneficial interest (“common shares”) of the registrant held by non-affiliates, based on the closing price on the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the New York Stock Exchange, was $1,924,736,366.
At February 26, 2013, there were 46,819,177 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2013 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A are incorporated by reference in Part III of this Annual Report on Form 10-K.

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
Factors that could materially and adversely affect us include, but are not limited to, the factors listed below:

•	General international, national, regional and local business and economic conditions;

•	Continuing volatility in the financial markets;

•	Adverse changes in our credit ratings;

•	The downgrade of the U.S. Government's credit rating and any future downgrade of the U.S. Government's credit rating;

•	Fluctuations in interest rates;

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

•	Risks of operating in the entertainment industry;

•	Our ability to compete effectively;

•	A single tenant represents a substantial portion of our lease revenues;

•
A single tenant leases or is the mortgagor of a substantial portion of our investments related to metropolitan ski areas and a single tenant leases a significant number of our public charter school properties;

•
The ability of our public charter school tenants to comply with their charters and continue to receive funding from local, state and federal governments, the approval by applicable governing authorities of substitute operators to assume control of any failed public charter schools and our ability to negotiate the terms of new leases with such substitute tenants on acceptable terms, and our ability to complete collateral substitutions as applicable;

•	Risks associated with use of leverage to acquire properties;

•	Financing arrangements that require lump-sum payments;

•	Our ability to raise capital;

•	Covenants in our debt instruments that limit our ability to take certain actions;

•	Risks of acquiring and developing properties and real estate companies;

•	The lack of diversification of our investment portfolio;

•	Our continued qualification as a real estate investment trust for U.S. federal income tax purposes ("REIT");

•	The ability of our subsidiaries to satisfy their obligations;

•	Financing arrangements that expose us to funding or purchase risks;

•	We have a limited number of employees and the loss of personnel could harm operations;

•	Fluctuations in the value of real estate income and investments;

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

•	Our ability to secure adequate insurance and risk of potential uninsured losses, including from natural disasters;

•	Risks involved in joint ventures;

•	Risks in leasing multi-tenant properties;

•	A failure to comply with the Americans with Disabilities Act or other laws;

•	Risks of environmental liability;

•	Our real estate investments are relatively illiquid;

•	We own assets in foreign countries;

•	Risks associated with owning, operating or financing properties for which the tenant's, mortgagor's or our operations may be impacted by weather conditions and climate change;

•	Risks associated with the ownership of vineyards and wineries;

•	Risks associated with security breaches and other disruptions;

•	Our ability to pay dividends in cash or at current rates;

•	Fluctuations in the market prices for our shares;

•	Certain limits on changes in control imposed under law and by our Declaration of Trust and Bylaws;

•	Policy changes obtained without the approval of our shareholders;

•	Equity issuances could dilute the value of our shares;

•	Future offerings of debt or equity securities, which may rank senior to our common shares;

•	Risks associated with changes in the Canadian exchange rate; and

•	Changes in laws and regulations, including tax laws and regulations.

Our forward-looking statements represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. For further discussion of these factors see Item 1A - "Risk Factors" in this Annual Report on Form 10-K.

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

PART I

Item 1. Business

General

EPR Properties (“we,” “us,” “our,” “EPR” or the “Company”) was formed on August 22, 1997 as a Maryland real estate investment trust (“REIT”), and an initial public offering of our common shares of beneficial interest (“common shares”) was completed on November 18, 1997. Since that time, the Company has grown into a leading specialty REIT with an investment portfolio that includes primarily entertainment, education and recreation properties. The underwriting of our investments is centered on key industry and property cash flow criteria. As further explained under “Growth Strategies” below, our investments are also guided by a focus on inflection opportunities that are associated with or support enduring uses, excellent executions, attractive economics and an advantageous market position. Effective November 12, 2012, the Company updated its name from “Entertainment Properties Trust” to “EPR Properties” to reflect the Company's expansion into additional specialty segments.

We are a self-administered REIT. As of December 31, 2012, we had total assets of approximately $3.3 billion (before accumulated depreciation of approximately $0.4 billion). Our investments are generally structured as long-term triple-net leases that require the tenants to pay substantially all expenses associated with the operation and maintenance of the property, or as long-term mortgages with economics similar to our triple-net lease structure.

Our total investments were approximately $3.2 billion at December 31, 2012. Total investments is defined herein as the sum of the carrying values of rental properties and rental properties held for sale (before accumulated depreciation), land held for development, property under development, mortgage notes receivable (including related accrued interest receivable), net, investment in a direct financing lease, net, investment in joint ventures, intangible assets (before accumulated amortization) and notes receivable and related accrued interest receivable, net. Below is a reconciliation of the carrying value of total investments to the constituent items in the consolidated balance sheet at December 31, 2012 (in thousands):

Rental properties, net of accumulated depreciation	$1,885,093
Rental properties held for sale, net of accumulated depreciation	2,788
Add back accumulated depreciation on rental properties	375,684
Add back accumulated depreciation on rental properties held for sale	319
Land held for development	196,177
Property under development	29,376
Mortgage notes and related accrued interest receivable, net	455,752
Investment in a direct financing lease, net	234,089
Investment in joint ventures	11,971
Intangible assets, gross(1)	14,327
Notes receivable and related accrued interest receivable, net(1)	4,904
Total investments	$3,210,480

(1) Included in other assets in the accompanying consolidated balance sheet. Other assets includes the following:
Intangible assets, gross	$14,327
Less: accumulated amortization on intangible assets	(11,006)
Notes receivable and related accrued interest receivable, net	4,904
Prepaid expenses and other current assets	30,187
Total other assets	$38,412

Management believes that total investments is a useful measure for management and investors as it illustrates across which asset categories the Company’s funds have been invested. Total investments is a non-GAAP financial measure and is not a substitute for total assets under GAAP. Furthermore, total investments may not be comparable to similarly titled financial measures reported by other companies due to differences in the way the Company calculates this measure. For financial reporting purposes, we group our investments into four reportable operating segments: entertainment, education, recreation and other. Our total investments of $3.2 billion at December 31, 2012 consisted of interests in the following:

•
$2.1 billion or 67% related to entertainment properties which includes megaplex theatres, entertainment retail centers (centers typically anchored by an entertainment component such as a megaplex theatre or live performance venue and containing other entertainment-related or retail properties), family entertainment centers and other retail parcels;

•	$373.7 million or 12% related to education properties which consists entirely of investments in public charter schools;

•	$421.7 million or 13% related to recreation properties which includes metro ski parks, water-parks and golf entertainment complexes; and

•
$266.7 million or 8% related to other properties, including $191.7 million related to the land held for development in Sullivan County, New York and $75.0 million (before accumulated depreciation) related to vineyards and wineries.

As further described in Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K, during the year ended December 31, 2012, $42.8 million, or approximately 13% of our total revenue was derived from our four entertainment retail centers in Ontario, Canada. The Company’s wholly-owned subsidiaries that hold the Canadian entertainment retail centers and third-party debt represent approximately $147.3 million or 10% of the Company’s equity as of December 31, 2012.

We believe destination entertainment, education and recreation are highly enduring sectors of the real estate industry and that, as a result of our focus on properties in these sectors, industry knowledge and the industry relationships of our management, we have a competitive advantage in providing capital to operators of these types of properties. We believe this focused niche approach offers the potential for higher growth and better yields.

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

Entertainment

As of December 31, 2012, our entertainment segment consisted of investments in megaplex theatres, entertainment retail centers, family entertainment centers and other retail parcels totaling approximately $2.1 billion with interests in:

•	113 megaplex theatre properties (including two joint venture properties) located in 32 states and Ontario, Canada;

•	eight entertainment retail centers located in Westminster, Colorado; New Rochelle, New York; Burbank, California; Suffolk, Virginia; and Ontario, Canada;

•	five family entertainment centers located in Illinois, Indiana, Florida and Texas;

•	land parcels leased to restaurant and retail operators adjacent to several of our theatre properties;

•
$76.2 million in mortgage notes receivable (including accrued interest) secured by two completed entertainment properties in Illinois and North Carolina and a theatre and family entertainment center under development also in Illinois;

•	$21.0 million in construction in progress for real estate development; and

•	$4.5 million in undeveloped land inventory.

As of December 31, 2012, our owned real estate portfolio of megaplex theatre properties consisted of approximately 8.9 million square feet and was 99% leased and our remaining owned entertainment real estate portfolio consisted of 1.8 million square feet and was 93% leased. The combined owned entertainment real estate portfolio consisted of 10.7 million square feet and was 98% leased. Our owned theatre properties are leased to 17 different leading theatre operators. For the year ended December 31, 2012, approximately 30% of our total revenue was derived from rental payments by American Multi-Cinema, Inc. ("AMC").

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

The success of several of our larger 24 and 30 screen properties has resulted in other exhibitors building properties that have reduced the 20 to 25 mile customer drawing range that these properties previously enjoyed. As a result of this and other competitive pressures, in some cases we may, at the expiration of the primary term of a lease, reduce the rental rate per square foot and/or reduce the number of screens at a property to better reflect the existing market demands. Any such screen reduction will create an opportunity to reclaim a portion of the former theatre for conversion to another use, while retaining the majority of the building for a newly re-configured theatre. In addition to positioning expiring theatre assets for continued success, the redevelopment of these assets creates an opportunity to diversify the Company's tenant base.

The theatre box office continues to reflect solid performance. Box office revenues reached a record high during 2012 increasing approximately 6% over 2011, according to Box Office Analyst. Additionally, many theatre operators are expanding their food and beverage offerings, including the introduction of in-theatre dining options and alcohol availability. The introduction of these enhanced food and beverage offerings, along with the technological improvements of digital projection, large-format and 3-D presentation, should continue to drive future growth and create opportunities to deploy capital both in the U.S. and abroad.

We continue to seek opportunities for the development of additional restaurant, retail and other entertainment venues around our existing portfolio. The opportunity to capitalize on the traffic generation of our market-dominant theatres to create entertainment retail centers (“ERCs”) not only strengthens the execution of the megaplex theatre but adds diversity to our tenant and asset base. We have and will continue to evaluate our existing portfolio for additional development of retail and entertainment density, and we will also continue to evaluate the purchase or financing of existing ERCs that have demonstrated strong financial performance and meet our quality standards. The leasing and property management requirements of our ERCs are generally met through the use of third-party professional service providers.

In 2011 and 2012, we expanded investments in our entertainment segment to include family entertainment centers. Our family entertainment center operators offer a variety of entertainment options including live performance, bowling and bocce ball as well as an observation deck on the 94th floor of the John Hancock building in downtown Chicago, Illinois. We will continue to evaluate the development, purchase or financing of family entertainment centers.

Although we are primarily a long-term investor, we may also sell assets if we believe that it is in the best interest of our shareholders. For example, in 2011, we sold our Toronto Dundas Square entertainment retail center and related signage business in downtown Toronto for gross sale proceeds of approximately $226.0 million Canadian and recorded a net gain of $19.5 million U.S.

Education

As of December 31, 2012, our education segment consisted entirely of investments in public charter schools totaling approximately $373.7 million with interests in:

•	12 public charter school properties located in four states;

•
$234.1 million in investments in a direct financing lease, net of initial direct costs of $1.7 million, relating to 26 public charter school properties leased under a master lease to Imagine Schools, Inc. ("Imagine"). We own the fee interest in these properties; however, due to the terms of this lease it is accounted for as a direct financing lease;

•	$29.0 million in mortgage financing secured by four public charter school properties; and

•	$4.6 million in construction in progress for real estate development.

As of December 31, 2012, our owned education real estate portfolio consisted of approximately 2.3 million square feet and was 100% leased. We have 17 different operators for our owned public charter schools. For the year ended December 31, 2012, approximately 9% of our total revenue was derived from rental payments by Imagine.

Public charter schools are tuition-free, independent schools that are publicly funded by local, state and federal tax dollars based on enrollment. Driven by the need to improve the quality of public education and provide more school choice in the U.S., public charter schools are one of the fastest growing segments of the multi-billion dollar educational facilities sector, and we believe a critical need exists for the financing of new and refurbished educational facilities. To meet this need, we have established relationships with public charter school operators and developers across the country and expect to continue to develop our leadership position in providing real estate financing in this area. Public charter schools are operated pursuant to charters granted by various state or other regulatory authorities and are dependent upon funding from local, state and federal tax dollars. Like district public schools, public charter schools are required to meet both state and federal academic standards. One of our operators did not meet these standards in certain cases and experienced charter revocations and/or school closings during 2011 and 2012. See Item 7 - "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Recent Developments" for further discussion.

Due to revenue shortfalls and other factors, various government bodies that provide educational funding have pressure to reduce their spending budgets and, as a result, have reduced educational funding in some cases and may continue to reduce educational funding in the future. This can impact our tenants' operations and potentially their ability to pay our scheduled rent. However, these reductions differ state by state and have historically been more significant at the post-secondary education level than at the K-12 level that our tenants serve. Furthermore, while there can be no assurance as to the level of these cuts, we analyze each state's fiscal situation and commitment to the charter school movement before providing financing in a new state, and also factor in anticipated reductions (as applicable) in the states in which we do decide to do business.

Recreation

As of December 31, 2012, our recreation segment consisted of investments in metro ski parks, water-parks and golf entertainment complexes totaling approximately $421.7 million with interests in:

•
$348.1 million in mortgage financing secured by recreation properties including a water-park anchored entertainment village in Kansas as well as two other water-parks in Texas, and 11 metro ski parks and development land located in New Hampshire, Vermont, Missouri, Indiana, Ohio and Pennsylvania;

•	Two metro ski parks in Ohio and Maryland;

•	Three golf entertainment complexes in Texas; and

•	$3.8 million in construction in progress for real estate development.

As of December 31, 2012, our owned recreation real estate portfolio was 100% leased.

Our metro ski parks are leased to or we have mortgages receivable from two different operators, the largest operator of which is Peak Resorts, Inc. ("Peak"). For the year ended December 31, 2012, approximately 5% of our total revenue related to Peak.

Our daily attendance ski park model provides a sustainable advantage for the value conscious consumer, providing outdoor entertainment during the winter. All of the ski parks that serve as collateral for our mortgage notes in this area, as well as our two owned properties, offer snowmaking capabilities and provide a variety of terrains and vertical drop options. We believe that the primary appeal of our ski parks lies in the convenient, low cost and reliable experience consumers can expect. Given that all of our ski parks are located near major metropolitan areas, they offer skiing and snowboarding without the expense, travel, or lengthy preparations of remote ski resorts. Furthermore, advanced snowmaking capabilities increase the reliability of the experience versus other ski areas that do not have such capabilities. We expect to continue to pursue opportunities in this area.

The three water-parks in Kansas and Texas offer innovative attractions that attract a diverse segment of customers. All of these water-parks serve as collateral for our mortgage notes and are operated by Schlitterbahn Waterparks and Resorts, an industry leader. Our three golf entertainment complexes are leased to TopGolf, which combines golf with entertainment, competition and food and beverage service. By combining an interactive entertainment and food and beverage experience with a long-lived recreational activity, we believe TopGolf provides an innovative, enjoyable and repeatable customer experience. We expect to continue to pursue opportunities with TopGolf.

Other

As of December 31, 2012, our other segment consisted of investments in vineyards and wineries and land held for development totaling approximately $266.7 million with interests in:

•	six wineries and four vineyards located in California and Washington;

•	$2.5 million in mortgage financing related to a sold winery property; and

•	$191.7 million related to the land held for development in Sullivan County, New York.

The wine industry was adversely affected by the most recent economic downturn which affected several of our tenants' ability to perform under their leases. As a result, we have taken back certain properties due to non-performance under the related leases, and have granted concessions to other tenants in the form of rent abatement or rent deferral. We are in the process of liquidating this portfolio. During 2011 and 2012, we completed the sale of four of our vineyard and winery investments for a total of $66.5 million. As of December 31, 2012, the net book value of properties remaining in this portfolio was $55.3 million and we expect to pursue additional sales in this area in 2013.

We continue to progress with the development of our planned casino and resort property in Sullivan County, New York. In early 2013, we received approval from the Town of Thompson Board on a comprehensive development plan and we can now move forward with the submission of individual site plan applications, thus initiating the commencement of the build-out of the site. As submitted, the comprehensive development plan provides for the creation of a four-season destination resort.  The initial phase of the development and construction includes a casino resort comprising an approximate 117-acre development area.  We anticipate that construction of the casino resort will commence in 2013.  Subsequent to that time, we anticipate that site plan approvals for the renovation of the existing golf course and other select components of the plan will be obtained with construction to commence shortly thereafter.  The development of each of these elements is contingent upon various conditions, primarily related to the ability of our partner, Empire Resorts, Inc. ("Empire Resorts") to obtain financing and the receipt of any additional necessary governmental approvals.

Business Objectives and Strategies

Our long-term primary business objective is to enhance shareholder value by achieving predictable and increasing Funds From Operations (“FFO”) and dividends per share (See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Funds From Operations” for a discussion of FFO, which is a non-GAAP measure). Our prevailing strategy is to focus on long-term investments in a limited number of categories in which we maintain a depth of knowledge and relationships, and which we believe offer sustained performance throughout all economic cycles. We intend to achieve this objective by continuing to execute the Growth Strategies, Operating Strategies and Capitalization Strategies described below.

Growth Strategies

As a part of our growth strategy, we will consider acquiring or developing additional entertainment, education, recreation or other specialty properties. We may also pursue opportunities to provide mortgage financing for these same property types in certain situations where this structure is more advantageous than owning the underlying real estate.

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

Tenant and Customer Relationships
We intend to continue developing and maintaining long-term working relationships with entertainment, education, recreation and other specialty business operators and developers by providing capital for multiple properties on an international, national or regional basis, thereby creating efficiency and value for both the operators and the Company.

Portfolio Diversification
We will endeavor to further diversify our asset base by property type, geographic location and tenant or customer. In pursuing this diversification strategy, we will target entertainment, education, recreation and other specialty business operators that we view as leaders in their market segments and have the ability to compete effectively and perform under their agreements with the Company.

Development
We intend to continue developing properties that meet our guiding principles. We generally do not begin development of a single-tenant property without a signed lease providing for rental payments during the development period that are commensurate with our level of capital investment. In the case of a multi-tenant development, we generally require a significant amount of the development to be pre-leased prior to construction to minimize lease-up risks. In addition, to minimize overhead costs and to provide the greatest amount of flexibility, we generally outsource construction management to third-party firms.

Capitalization Strategies

Debt and Equity Financing
Our debt to gross assets ratio (i.e. long-term debt of the Company as a percentage of total assets plus accumulated depreciation) was 41% at December 31, 2012. We expect to maintain a debt to gross assets ratio of between 35% and 45% going forward. While maintaining lower leverage mitigates the growth in per share results, we believe lower leverage and an emphasis on liquidity are prudent during the current economic environment.

Prior to 2010, we relied primarily on secured debt financings. Since that time we have moved our revolving credit line from secured to unsecured, completed two public senior unsecured note offerings as well as an unsecured term loan, and paid off significant secured debt. These steps are consistent with the implementation of our strategy to migrate to an unsecured debt structure. In the future, while we may utilize secured debt from time to time, we intend to issue primarily unsecured debt securities to satisfy our debt financing needs. We believe this strategy will increase our access to capital and permit us to more efficiently match available debt and equity financing to our ongoing capital requirements.

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

Payment of Regular Dividends
We have historically paid quarterly dividend distributions to our common and preferred shareholders. We intend to pay dividend distributions to our common shareholders on a monthly basis beginning in the second quarter of 2013. We expect to continue to pay dividend distributions to our preferred shareholders on a quarterly basis. Our Series C cumulative convertible preferred shares (“Series C preferred shares”) have a dividend rate of 5.75%, our Series E cumulative convertible preferred shares (“Series E preferred shares”) have a dividend rate of 9.00% and our Series F cumulative preferred share ("Series F preferred shares") have a dividend rate of 6.625%. Among the factors the Company’s board of trustees (“Board of Trustees”) considers in setting the common share dividend rate are the applicable REIT tax rules and regulations that apply to dividends, the Company’s results of operations, including FFO per share, and the Company’s Cash Available for Distribution (defined as net cash flow available for distribution after payment of operating expenses, debt service, preferred dividends and other obligations).

Competition

We compete for real estate financing opportunities with other companies that invest in real estate, as well as traditional financial sources such as banks and insurance companies. REITs have financed and may continue to seek to finance entertainment, education, recreation and other specialty properties as new properties are developed or become available for acquisition.

Employees

As of December 31, 2012, we had 31 full time employees.

Principal Executive Offices

The Company’s principal executive offices are located at 909 Walnut Street, Suite 200, Kansas City, Missouri 64106; telephone (816) 472-1700.

Materials Available on Our Website

Our internet website address is www.eprkc.com. We make available, free of charge, through our website copies of our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to the Securities and Exchange Commission (the “Commission” or “SEC”). You may also view our Code of Business Conduct and Ethics, Company Governance Guidelines, Independence Standards for Trustees and the charters of our audit, nominating/company governance, finance and compensation committees on our website. Copies of these documents are also available in print to any person who requests them. We do not intend for information contained in our website to be part of this Annual Report on Form 10-K.

Item 1A. Risk Factors
There are many risks and uncertainties that can affect our current or future business, operating results, financial performance or share price. The following discussion describes important factors which could adversely affect our current or future business, operating results, financial condition or share price. This discussion includes a number of forward-looking statements. See “Cautionary Statement Concerning Forward-Looking Statements.”
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
Adverse changes in our credit ratings could impair our ability to obtain additional debt and equity financing on favorable terms, if at all, and negatively impact the market price of our securities, including our common shares.
The credit ratings of our senior unsecured debt and preferred equity securities are based on our operating performance, liquidity and leverage ratios, overall financial position and other factors employed by the credit rating agencies in their rating analyses of us. Our credit ratings can affect the amount and type of capital we can access, as well as the terms of any financings we may obtain. There can be no assurance that we will be able to maintain our current credit ratings and in the event that our current credit ratings deteriorate, we would likely incur a higher cost of capital and it may be more difficult or expensive to obtain additional financing or refinance existing obligations and commitments. Also, a downgrade in our credit ratings would trigger additional costs or other potentially negative consequences under our current and future credit facilities and debt instruments.
The downgrade of the U.S. Government's credit rating and any future downgrade of the U.S. Government's credit rating may result in economic uncertainty and a significant rise in interest rates, either of which could have a material adverse effect on our business, financial condition, liquidity, results of operations and ability to make dividend payments to our shareholders.
On August 5, 2011, Standard and Poor's Ratings Services (or Standard & Poor's) downgraded the long-term debt rating of the United States from AAA to AA+ for the first time in history due to its belief that legislative solutions have been inadequate to address the country's growing debt burden. Standard & Poor's decision to further downgrade the U.S. Government's credit rating could create broader financial and global banking turmoil and uncertainty and could lead to a significant rise in interest rates. Moreover, these events could cause us to have a higher cost of capital. These consequences could be exacerbated if other statistical rating agencies decide to downgrade the U.S. Government's credit rating in the future. Each of Moody's Investors Service, Inc. (or Moody's) and Fitch, Inc. (or Fitch) has maintained its rating of U.S. debt at AAA, but has warned of potential future downgrades if legislative solutions to address the rising levels of U.S. Government debt are not found. Any of these outcomes could have a material adverse effect on our business, financial condition, liquidity, results of operations and ability to make dividend payments to our shareholders.
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
In 2010, we reached a settlement agreement with the developer of the planned casino and resort project in Sullivan County, New York and certain related affiliates, pursuant to which we acquired certain land at the project. Entities affiliated with the developer of the casino property subsequently commenced litigation against us and certain of our subsidiaries regarding matters addressed by the settlement agreement. In addition, entities affiliated with the developer commenced additional litigation against us and certain of our subsidiaries relating to our potential relationship with certain parties, including Empire Resorts, Inc. and one of its subsidiaries. The plaintiffs in each of the foregoing cases are seeking significant monetary damages. We believe we have meritorious defenses to this litigation and intend to defend it vigorously. There can be no assurances, however, as to the duration or ultimate outcome of this litigation, nor can there be any assurances as to the costs we may incur in defending against and/or resolving this litigation. In the event of prolonged litigation or an unfavorable outcome, or simply as a result of economic, regulatory or other conditions, the planned casino and resort development may be indefinitely delayed or canceled. There can be no assurance that such an indefinite delay or cancellation would not have a material adverse effect on our investment, which could cause us to record an impairment charge with respect to our interest in such property, and which could result in a material adverse effect on our financial condition and results of operations. In addition, if the outcome of the litigation is unfavorable to us, it could result in a material adverse effect on our financial condition and results of operations.
We depend on leasing space to tenants on economically favorable terms and collecting rent from our tenants, who may not be able to pay.
At any time, a tenant may experience a downturn in its business that may weaken its financial condition. Similarly, a general decline in the economy may result in a decline in demand for space at our commercial properties. Our financial results depend significantly on leasing space at our properties to tenants on economically favorable terms. In addition, because a majority of our income comes from leasing real property, our income, funds available to pay indebtedness and funds available for distribution to our shareholders will decrease if a significant number of our tenants cannot pay their rent or if we are not able to maintain our levels of occupancy on favorable terms. If our tenants cannot pay their rent or we are not able to maintain our levels of occupancy on favorable terms, there is also a risk that the fair value of the underlying property will be considered less than its carrying value and we may have to take a charge against earnings. In addition, if a tenant does not pay its rent, we might not be able to enforce our rights as landlord without delays and might incur substantial legal costs.
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
Specifically, the most recent economic downturn has adversely affected the wine industry, and has severely impacted the cash flow of many of our vineyard and winery properties, which has resulted and may continue to result in their failure to have sufficient funds to support operations or make payments under their leases.
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
The base term of some of our original theatre leases are expiring and there is no assurance that such leases will be renewed at existing lease terms or that we can lease any re-claimed space from some of our larger theatres at economically favorable terms.
The base term of some of our original theatre leases are expiring. For theatres that are not performing as well as they did in the past, the tenants have and may continue to seek rent or other concessions or not renew at all. Furthermore, some tenants of our larger megaplex theatres desire to down-size the theatres they lease to respond to market trends. As a result, these tenants have and may continue to seek rent or other concessions from us, including requiring us to down-size the theatres or otherwise modify the properties in order to renew their leases. Furthermore, while any such screen reductions would likely create opportunities to reclaim a portion of the former theatres for conversion to other uses, there is no guarantee that we can re-lease such space or that such leases would be at economically favorable terms.
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
For the year ended December 31, 2012, approximately 30% of our total revenue was derived from rental payments by AMC, one of the nation's largest movie exhibition companies, under leases for megaplex theatre properties. AMCE Entertainment, Inc. (“AMCE”) has guaranteed AMC's performance under substantially all of their leases. We have diversified and expect to continue to diversify our real estate portfolio by entering into lease transactions with a number of other leading operators. Nevertheless, our revenues and our continuing ability to service our debt and pay shareholder dividends are currently substantially dependent on AMC's performance under its leases and AMCE's performance under its guarantee.
We believe AMC occupies a strong position in the industry and we intend to continue acquiring and leasing back or developing new AMC theatres. However, AMC and AMCE are susceptible to the same risks as our other tenants described herein. If for any reason AMC failed to perform under its lease obligations and AMCE did not perform under its guarantee, we could be required to reduce or suspend our shareholder dividends and may not have sufficient funds to support operations or service our debt until substitute tenants are obtained. If that happened, we cannot predict when or whether we could obtain substitute quality tenants on acceptable terms.

A single tenant leases or is the mortgagor of a substantial portion of our investments related to metropolitan ski areas and a single tenant leases a significant number of our public charter school properties.
Peak is the lessee of our metropolitan ski area in Ohio and is the mortgagor on six notes receivable secured by 11 metropolitan ski areas and related development land. Similarly, Imagine is the lessee of a significant number of our public charter school properties. If Peak failed to perform under its lease and mortgage loan obligations, and/or Imagine failed to perform under its master lease, we may need to reduce our shareholder dividends and may not have sufficient funds to support operations or service our debt until substitute operators are obtained. If that happened, we cannot predict when or whether we could obtain quality substitute tenants or mortgagors on acceptable terms.
Public charter schools are operated pursuant to charters granted by various state or other regulatory authorities and are dependent upon compliance with the terms of such charters in order to obtain funding from local, state and federal governments. We could be adversely affected by a public charter school's failure to comply with its charter, non-renewal of a charter upon expiration or by its reduction or loss of funding.
Our public charter school properties operate pursuant to charters granted by various state or other regulatory authorities, which are generally shorter than our lease terms, and most of the schools have undergone or expect to undergo compliance audits or reviews by such regulatory authorities. Such audits and reviews examine the financial as well as the academic performance of the school. Adverse audit or review findings could result in non-renewal or revocation of a public charter school's charter, or in some cases, a reduction in the amount of state funding, repayment of previously received state funding or other economic sanctions. Our public charter school tenants are also dependent upon funding from local, state and federal governments, which are currently experiencing budgetary constraints, and any reduction or loss of such funding could adversely affect a public charter school's ability to comply with its charter and/or pay its obligations.
Imagine, an operator of public charter schools, is a lessee of a substantial number of our public charter school properties. Recently, some of the Company's public charter school properties operated by Imagine have been subject to compliance audits or reviews that resulted in probationary actions and, in nine cases, charter revocation. Additionally, two schools have received notice that their charters will not be renewed and although this decision is being appealed, there is no guarantee that this appeal will be successful. We are currently in the process of resolving these issues with Imagine; however, there can be no assurances that any such solutions will satisfy either the respective regulatory body or the Company, and could result in the Company pursuing its remedies under the lease.
We believe that we have taken actions to mitigate, or have otherwise accounted for, some of the risks associated with our public charter school properties. For instance, Imagine is required to maintain irrevocable letters of credit to secure a portion of their annual lease payment owed to us under the master lease agreement. Subject to our approval and certain other terms and conditions, the master lease agreement also allows Imagine to repurchase from us the public charter school properties that are causing technical defaults and, in substitution for such properties, sell to us public charter school properties that would otherwise comply with the lease agreement. In fact, Imagine recently exercised this right with respect to two of the properties that suffered a charter revocation and such repurchases have been completed. In addition, one school has been sub-leased by Imagine to the St. Louis Missouri Public School District. However, with respect to other schools without charters for which Imagine is still paying rent, there is no guarantee that acceptable schools will be available for substitutions or that such substitutions will be completed. In addition, while governing authorities may approve substitute operators for failed public charter schools to ensure continuity for students, we cannot predict when or whether applicable governing authorities would approve such substitute operators, nor can we predict whether we could reach lease agreements with such substitute tenants on acceptable terms. If Imagine is unable to provide adequate substitute collateral under its master lease with us, and/or is unable to pay its obligations, we may be required to record an impairment loss or sell schools for less than their net book value.
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
Most of our debt instruments contain balloon payments which may adversely impact our financial performance and our ability to pay dividends.
Most of our financing arrangements require us to make a lump-sum or "balloon" payment at maturity. There can be no assurance that we will be able to refinance such debt on favorable terms or at all. To the extent we cannot refinance such debt on favorable terms or at all, we may be forced to dispose of properties on disadvantageous terms or pay higher interest rates, either of which would have an adverse impact on our financial performance and ability to pay dividends to our shareholders.
We must obtain new financing in order to grow.
As a REIT, we are required to distribute at least 90% of our taxable net income to shareholders in the form of dividends. Other than deciding to make these dividends in our common shares, we are limited in our ability to use internal capital to acquire properties and must continually raise new capital in order to continue to grow and diversify our investment portfolio. Our ability to raise new capital depends in part on factors beyond our control, including conditions in equity and credit markets, conditions in the industries in which our tenants are engaged and the performance of real estate investment trusts generally. We continually consider and evaluate a variety of potential transactions to raise additional capital, but we cannot assure that attractive alternatives will always be available to us, nor that our share price will increase or remain at a level that will permit us to continue to raise equity capital publicly or privately.
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
We rely on debt financing, including borrowings under our unsecured revolving credit facility, term loan facility, issuances of debt securities and debt secured by individual properties, to finance our acquisition and development activities and for working capital. If we are unable to obtain financing from these or other sources, or to refinance existing indebtedness upon maturity, our financial condition and results of operations would likely be adversely affected.
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
Our real estate investments are concentrated in entertainment, education and recreation properties and a significant portion of those investments are in megaplex theatre properties, making us more vulnerable economically than if our investments were more diversified.
We acquire, develop or finance entertainment, education and recreation properties. A significant portion of our investments are in megaplex theatre properties. Although we are subject to the general risks inherent in concentrating investments in real estate, the risks resulting from a lack of diversification become even greater as a result of investing primarily in entertainment, education and recreation properties. These risks are further heightened by the fact that a significant portion of our investments are in megaplex theatre properties. Although a downturn in the real estate industry could significantly adversely affect the value of our properties, a downturn in the entertainment, education and recreation industries could compound this adverse effect. These adverse effects could be more pronounced than if we diversified our investments to a greater degree outside of entertainment, education and recreation properties or, more particularly, outside of megaplex theatre properties.
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
We will depend on distributions from our direct and indirect subsidiaries to service our debt and pay dividends to our shareholders. The creditors of these subsidiaries, and our direct creditors, are entitled to amounts payable to them before we pay any dividends to our shareholders.
Substantially all of our assets are held through our subsidiaries. We depend on these subsidiaries for substantially all of our cash flow. The creditors of each of our direct and indirect subsidiaries are entitled to payment of that subsidiary's obligations to them, when due and payable, before distributions may be made by that subsidiary to us. In addition, our creditors, whether secured or unsecured, are entitled to amounts payable to them before we may pay any dividends to our shareholders. Thus, our ability to service our debt obligations and pay dividends to holders of our common and preferred shares depends on our subsidiaries' ability first to satisfy their obligations to their creditors and then to pay distributions to us and our ability to satisfy our obligations to our direct creditors. Our subsidiaries are separate and distinct legal entities and have no obligations, other than guaranties of our debt, to make funds available to us.
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
We had 31 full-time employees as of December 31, 2012 and, therefore, the impact we may feel from the loss of an employee may be greater than the impact such a loss would have on a larger organization. We are dependent on the efforts of the following individuals: David M. Brain, our President and Chief Executive Officer; Gregory K. Silvers, our Executive Vice President and Chief Operating Officer; Mark A. Peterson, our Senior Vice President and Chief Financial Officer; Morgan G. Earnest, our Senior Vice President and Chief Investment Officer; Neil E. Sprague, our Senior Vice President and General Counsel; and Michael L.

Hirons, our Vice President - Strategic Planning. While we believe that we could find replacements for our personnel, the loss of their services could harm our operations and adversely affect the value of our common shares.
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
Most of our properties must comply with the Americans with Disabilities Act (“ADA”). The ADA requires that public accommodations reasonably accommodate individuals with disabilities and that new construction or alterations be made to commercial facilities to conform to accessibility guidelines. Failure to comply with the ADA can result in injunctions, fines, damage awards to private parties and additional capital expenditures to remedy noncompliance. Our leases require the tenants to comply with the ADA.
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
Under federal, state and local environmental laws, we may be required to investigate and clean up any release of hazardous or toxic substances or petroleum products at our properties, regardless of our knowledge or actual responsibility, simply because of our current or past ownership of the real estate. If unidentified environmental problems arise, we may have to make substantial payments, which could adversely affect our cash flow and our ability to service our debt and pay dividends to our shareholders. This is because:

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

These costs could be substantial and in extreme cases could exceed the value of the contaminated property. The presence of hazardous substances or petroleum products or the failure to properly remediate contamination may adversely affect our ability to borrow against, sell or lease an affected property. In addition, some environmental laws create liens on contaminated sites in favor of the government for damages and costs it incurs in connection with a contamination. Most of our loan agreements require the Company or a subsidiary to indemnify the lender against environmental liabilities. Our leases require the tenants to operate the properties in compliance with environmental laws and to indemnify us against environmental liability arising from the operation of the properties. We believe all of our properties are in material compliance with environmental laws. However, we could be subject to strict liability under environmental laws because we own the properties. There is also a risk that tenants may not satisfy their environmental compliance and indemnification obligations under the leases. Any of these events could substantially increase our cost of operations, require us to fund environmental indemnities in favor of our lenders, limit the amount we could borrow under our unsecured revolving credit facility and term loan facility and reduce our ability to service our debt and pay dividends to shareholders.
Real estate investments are relatively illiquid.
We may desire to sell a property in the future because of changes in market conditions, poor tenant performance or default of any mortgage we hold, or to avail ourselves of other opportunities. We may also be required to sell a property in the future to meet debt obligations or avoid a default. Specialty real estate projects such as megaplex theatres cannot always be sold quickly, and we cannot assure you that we could always obtain a favorable price. In addition, the Internal Revenue Code limits our ability to sell our properties. We may be required to invest in the restoration or modification of a property before we can sell it. The inability to respond promptly to changes in the performance of our property portfolio could adversely affect our financial condition and ability to service our debt and pay dividends to our shareholders.
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
We have acquired and financed metropolitan ski areas and may continue to do so in the future. The operators of these properties, our tenants or mortgagors, are dependent upon the operations of the properties to pay their rents and service their loans. The ski area operator's ability to attract visitors is influenced by weather conditions and climate change in general, each of which may impact the amount of snowfall during the ski season. Adverse weather conditions may discourage visitors from participating in outdoor activities. In addition, unseasonably warm weather may result in inadequate natural snowfall, which increases the cost of snowmaking, and could render snowmaking wholly or partially ineffective in maintaining quality skiing conditions. Excessive natural snowfall may materially increase the costs incurred for grooming trails and may also make it difficult for visitors to obtain access to the ski resorts. Prolonged periods of adverse weather conditions, or the occurrence of such conditions during peak visitation periods, could have a material adverse effect on the operator's financial results and could impair the ability of the operator to make rental payments or service our loans.
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
One of the factors that investors may consider in deciding whether to buy or sell our common shares or preferred shares is our dividend rate as a percentage of our share price, relative to market interest rates. If market interest rates increase, prospective investors may desire a higher dividend rate on our common shares or seek securities paying higher dividends or interest.
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

•	provisions of Maryland law creating a statutory presumption that an act of the trustees satisfies the applicable standards of conduct for trustees under Maryland law;

•	provisions in loan or joint venture agreements putting the Company in default upon a change in control; and

•	provisions of employment agreements with our officers calling for severance compensation and vesting of equity compensation upon a change in control.

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
Our future growth will depend in part on our ability to raise additional capital. If we raise additional capital through the issuance of equity securities, the interests of holders of our common shares could be diluted. Likewise, our Board of Trustees is authorized to cause us to issue preferred shares in one or more series, the holders of which would be entitled to dividends and voting and other rights as our Board of Trustees determines, and which could be senior to or convertible into our common shares. Accordingly, an issuance by us of preferred shares could be dilutive to or otherwise adversely affect the interests of holders of our common shares. As of December 31, 2012, our Series C preferred shares are convertible, at each of the holder's option, into our common shares at a conversion rate of 0.3590 common shares per $25.00 liquidation preference, which is equivalent to a conversion price of approximately $69.64 per common share (subject to adjustment in certain events). Additionally, as of December 31, 2012, our Series E preferred shares are convertible, at each of the holder's option, into our common shares at a conversion rate of 0.4512 common shares per $25.00 liquidation preference, which is equivalent to a conversion price of approximately $55.41 per common share (subject to adjustment in certain events). Under certain circumstances in connection with a change in control of our Company, holders of our Series F preferred shares may elect to convert some or all of their Series F preferred shares into a number of our common shares per Series F preferred share equal to the lesser of (a) the $25.00 per share liquidation preference, plus accrued and unpaid dividends divided by the market value of our common shares or (b) 1.1008 shares. Depending upon the number of Series C, Series E and Series F preferred shares being converted at one time, a conversion of Series C, Series E and Series F preferred shares could be dilutive to or otherwise adversely affect the interests of holders of our common shares.
Future offerings of debt or equity securities, which may rank senior to our common shares, may adversely affect the market price of our common shares.
If we decide to issue debt securities in the future, which would rank senior to our common shares, it is likely that they will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any equity securities or convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common shares and may result in dilution to owners of our common shares. We and, indirectly, our shareholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our common shares will bear the risk of our future offerings reducing the market price of our common shares and diluting the value of their share holdings in us.
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
We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our shares.
At any time, the U.S. federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be changed, possibly with retroactive effect. We cannot predict if or when any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective or whether any such law, regulation or interpretation may take effect retroactively. We and our shareholders could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative interpretation.
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

Item 2. Properties

As of December 31, 2012, our real estate portfolio consisted of 113 megaplex theatre properties and various restaurant, retail and other properties including 38 public charter schools and certain properties under construction located in 36 states, the District of Columbia and Ontario, Canada. Except as otherwise noted, all of the real estate investments listed below are owned or ground leased directly by us. The following table lists our owned properties (excluding properties under development) listed by segment, their locations, acquisition dates, number of theatre screens, number of seats, gross square footage, and the tenant.

Property	Location	Acquisition date	Screens	Seats	Building (gross sq. ft)	Tenant
Entertainment Properties:
Huebner Oaks 14	San Antonio, TX	11/97	24	4,400	53,583	Regal
Amstar Cinemas 14	Dallas, TX	11/97	14	2,962	56,430	Southern
First Colony 24 (1)(26)	Sugar Land, TX	11/97	24	5,098	107,690	AMC
Leawood Town Center 20 (28)	Leawood, KS	11/97	20	2,995	75,224	AMC
Oakview Plaza 24 (27)	Omaha, NE	11/97	24	5,098	107,402	AMC
Lennox Town Center 24 (1)	Columbus, OH	11/97	24	4,412	98,261	AMC
Mission Valley 20 (1)	San Diego, CA	11/97	20	4,361	84,352	AMC
Ontario Mills 30	Ontario, CA	11/97	30	5,469	131,534	AMC
Promenade 16	Los Angeles, CA	11/97	16	2,860	129,822	AMC
Studio 30	Houston, TX	11/97	30	6,032	136,154	AMC
West Olive 16	Creve Coeur, MO	11/97	16	2,817	60,418	AMC
Huebner Oaks Retail	San Antonio, TX	11/97	—	—	27,485	Vacant
Gulf Pointe 30 (2)	Houston, TX	2/98	30	6,008	130,891	AMC
South Barrington 30	South Barrington, IL	3/98	30	6,210	130,757	AMC
Mesquite 30 (2)	Mesquite, TX	4/98	30	6,008	130,891	AMC
Cantera Stadium 17 & RPX (2)(4)	Warrenville, IL	4/98	17	3,943	130,757	Regal
Hampton Town Center 24	Hampton, VA	6/98	24	5,098	107,396	AMC
Raleigh Grande 16 (3)	Raleigh, NC	8/98	16	2,596	51,450	Carolina Cinemas
Paradise 24 and XD (20)	Davie, FL	11/98	24	4,180	96,497	Cinemark
Broward 18 (3)	Pompano Beach, FL	11/98	18	3,424	73,637	Muvico
Aliso Viejo Stadium 20 (19)	Aliso Viejo, CA	12/98	20	4,352	98,557	Regal
Boise Stadium 22 (1)(3)	Boise, ID	12/98	22	4,928	140,300	Regal
Mesquite Retail Center	Mesquite, TX	1/99	—	—	27,201	Various
Woodridge 18 (2)	Woodridge, IL	6/99	18	4,384	82,000	AMC
Starlight 20	Tampa, FL	6/99	20	3,928	84,000	Muvico
Westminster Promenade 24 (6)	Westminster, CO	6/99	24	4,812	89,260	AMC
Cary Crossroads Stadium 20	Cary, NC	12/99	20	3,936	77,475	Regal
Palm Promenade 24	San Diego, CA	2/00	24	4,586	88,610	AMC
Gulf Pointe Retail Center	Houston, TX	5/00	—	—	24,008	Various
Westminster Promenade	Westminster, CO	12/01	—	—	134,226	Various
Clearview Palace 12 (1)	Metairie, LA	3/02	12	2,495	70,000	AMC
Elmwood Palace 20	Harahan, LA	3/02	20	4,357	90,391	AMC
Hammond Palace 10	Hammond, LA	3/02	10	1,531	39,850	AMC
Houma Palace 10	Houma, LA	3/02	10	1,871	44,450	AMC
Westbank Palace 16	Harvey, LA	3/02	16	3,176	71,607	AMC
Cherrydale Stadium 16	Greenville, SC	6/02	16	2,744	52,800	Regal
Forum 30	Sterling Heights, MI	6/02	30	5,041	107,712	AMC
Olathe Studio 30	Olathe, KS	6/02	28	4,191	100,251	AMC
Cherrydale Shops	Greenville, SC	6/02	—	—	10,000	Various
Livonia 20	Livonia, MI	8/02	20	3,808	75,106	AMC
Hoffman Center 22 (1)	Alexandria, VA	10/02	22	4,150	132,903	AMC
Colonel Glenn 18 (3)	Little Rock, AR	12/02	18	4,122	79,330	Rave
AmStar 16-Macon (14)	Macon, GA	3/03	16	2,950	66,400	Southern
Star Southfield 20	Southfield, MI	5/03	20	7,000	112,119	AMC
Star Southfield Center	Southfield, MI	5/03	—	—	48,028	Various
South Wind 12 (24)	Lawrence, KS	6/03	12	2,481	42,497	Hollywood
Veterans 24 (8)	Tampa, FL	6/03	24	4,344	94,774	AMC
New Roc Stadium 18 (9)	New Rochelle, NY	10/03	18	3,400	102,267	Regal
New Roc City (9)	New Rochelle, NY	10/03	—	—	343,809	Various
Columbiana Grande Stadium 14 (11)	Columbia, SC	11/03	14	3,000	56,705	Regal
Harbour View Grande 16	Suffolk, VA	11/03	16	3,036	61,500	Regal
Harbour View Marketplace	Suffolk, VA	11/03	—	—	96,624	Various
Cobb Grand 18	Hialeah, FL	12/03	18	4,900	77,400	Cobb
Deer Valley 30 (3)	Phoenix, AZ	3/04	30	5,877	113,768	AMC
Mesa Grand 14 (18)	Mesa, AZ	3/04	14	2,956	94,774	AMC
Hamilton 24 (3)	Hamilton, NJ	3/04	24	4,268	95,466	AMC
Courtney Park 16 (7)(37)	Mississagua, ON	3/04	16	3,856	92,971	Cineplex
Kanata 24 (7)(37)	Kanata, ON	3/04	24	4,764	89,290	Empire Theatres Limited
Whitby 24 (7)(37)	Whitby, ON	3/04	24	4,688	89,290	Empire Theatres Limited
Subtotal Entertainment Properties, carried over to next page			1,051	209,903	5,318,350

Property	Location	Acquisition date	Screens	Seats	Building (gross sq. ft)	Tenant
Entertainment Properties:
Subtotal from previous page	n/a	n/a	1,051	209,903	5,318,350
Winston Churchill 24 (7)(37)	Oakville, ON	3/04	24	4,772	89,290	Cineplex
Mississauga Entertainment Centrum (7)(37)	Mississagua, ON	3/04	—	—	115,934	Various
Kanata Entertainment Centrum (7)(37)	Kanata, ON	3/04	—	—	370,981	Various
Whitby Entertainment Centrum (7)(37)	Whitby, ON	3/04	—	—	145,048	Various
Oakville Entertainment Centrum (7)(37)	Oakville, ON	3/04	—	—	134,222	Various
The Grand 16-Layafette (1)(15)	Lafayette, LA	7/04	16	2,744	61,579	Southern
Grand Prairie 18	Peoria, IL	7/04	18	4,063	82,330	Carmike Cinemas, Inc.
Cantera Retail Shops	Warrenville, IL	7/04	—	—	19,255	Various
North East Mall 18 (17)	Hurst, TX	11/04	18	3,886	94,000	Rave
The Grand 18-D'lberville (21)	D'Iberville, MS	12/04	18	2,844	59,533	Southern
Avenue 16	Melbourne, FL	12/04	16	3,600	75,850	Carmike Cinemas, Inc.
Mayfaire Stadium 16 (12)	Wilmington, NC	2/05	16	3,050	57,338	Regal
East Ridge 18 (29)	Chattanooga, TN	3/05	18	4,133	82,330	Carmike Cinemas, Inc.
Burbank 16 (10)	Burbank, CA	3/05	16	4,232	86,551	AMC
Burbank Village (10)	Burbank, CA	3/05	—	—	34,818	Various
The Grand 14-Conroe	Conroe, TX	6/05	14	2,400	45,000	Southern
Washington Square 12 (23)	Indianapolis, IN	6/05	12	2,200	45,700	AMC
The Grand 18-Hattiesburg (25)	Hattiesurg, MS	9/05	18	2,675	57,367	Southern
Arroyo Grand Staduim 10 (16)	Arroyo Grande, CA	12/05	10	1,714	34,500	Regal
Auburn Stadium 10 (5)	Auburn, CA	12/05	10	1,573	32,185	Regal
Manchester Stadium 16 (22)	Fresno, CA	12/05	16	3,860	80,600	Regal
Modesto Stadium 10 (13)	Modesto, CA	12/05	10	1,885	38,873	Regal
Columbia 14 (1)	Columbia, MD	3/06	14	2,512	77,731	AMC
Firewheel 18 (30)	Garland, TX	3/06	18	3,156	75,252	AMC
White Oak Stadium 14	Garner, NC	4/06	14	2,626	50,810	Regal
The Grand 18 - Winston Salem (1)	Winston Salem, NC	7/06	18	3,496	75,605	Southern
Valley Bend 18	Huntsville, AL	8/06	18	4,150	90,200	Carmike Cinemas, Inc.
Cityplace 14	Kalamazoo, MI	11/06	14	2,770	70,000	Vacant
The Grand 16-Slidell (1)(31)	Slidell, LA	12/06	16	2,750	62,300	Southern
Pensacola Bayou 15	Pensacola, FL	12/06	15	3,361	74,400	Carmike Cinemas, Inc.
The Grand 16 - Pier Park	Panama City Beach, FL	5/07	16	3,496	75,605	Southern
Austell Promenade	Austell, GA	7/07	—	—	18,410	Various
Stadium 14 Cinema	Kalispell, MT	8/07	14	2,000	44,650	Signature
The Grand 18 - Four Seasons Stations (1)	Greensboro, NC	11/07	18	3,343	74,517	Southern
Glendora 12 (1)	Glendora, CA	10/08	12	2,264	50,710	AMC
Harbour View Station	Suffolk, VA	6/09	—	—	21,416	Various
Ann Arbor 20	Ypsilanti, MI	12/09	20	5,602	131,098	Rave Cinemas
Buckland Hills 18	Manchester, CT	12/09	18	4,317	87,700	Rave Cinemas
Centreville 12	Centreville, VA	12/09	12	3,094	73,500	Rave Cinemas
Davenport 18	Davenport, IA	12/09	18	3,772	93,755	Rave Cinemas
Fairfax Corner 14	Fairfax, VA	12/09	14	3,544	74,689	Rave Cinemas
Flint West 14	Flint, MI	12/09	14	3,493	85,911	Rave Cinemas
Hazlet 12	Hazlet, NJ	12/09	12	3,000	58,300	Rave Cinemas
Huber Heights 16	Huber Heights, OH	12/09	16	3,511	95,830	Rave Cinemas
North Haven 12	North Haven, CT	12/09	12	2,704	70,195	Rave Cinemas
Preston Crossing 16	Okolona, KY	12/09	16	3,264	79,453	Rave Cinemas
Ritz Center 16	Voorhees, NJ	12/09	16	3,098	62,658	Rave Cinemas
Stonybrook 20	Louisville, KY	12/09	20	3,194	84,202	Rave Cinemas
The Greene 14	Beaver Creek, OH	12/09	14	3,211	73,634	Rave Cinemas
West Springfield 15	West Springfield, MA	12/09	15	3,775	111,166	Rave Cinemas
Western Hills 14	Cincinnati, OH	12/09	14	3,152	63,829	Rave Cinemas
Tinseltown 15	Beaumont, TX	6/10	15	2,874	63,352	Cinemark
Tinseltown USA and XD	Colorado Springs, CO	6/10	20	4,613	109,986	Cinemark
Tinseltown USA 20	El Paso, TX	6/10	20	4,760	109,030	Cinemark
Subtotal Entertainment Properties, carried over to next page			1,774	360,436	9,551,528

Property	Location	Acquisition date	Screens	Seats	Building (gross sq. ft)	Tenant
Entertainment Properties:
Subtotal from previous page	n/a	n/a	1,774	360,436	9,551,528
Movies 16	Grand Prarie, TX	6/10	15	2,717	53,880	Cinemark
Tinseltown 290	Houston, TX	6/10	16	4,332	100,656	Cinemark
Movies 14	McKinney, TX	6/10	14	2,704	56,088	Cinemark
Movies 14-Mishawaka	Mishawaka, IN	6/10	14	2,999	62,088	Cinemark
Hollywood Movies 20	Pasadena, TX	6/10	20	3,156	77,324	Cinemark
Tinseltown 20	Pflugerville, TX	6/10	20	4,896	103,250	Cinemark
Movies 10	Plano, TX	6/10	10	1,612	34,046	Cinemark
Tinseltown	Pueblo, CO	6/10	14	2,649	55,231	Cinemark
Redding 14	Redding, CA	6/10	14	2,101	46,793	Cinemark
Beach Movie Bistro	Virginia Beach, VA	12/10	7	640	20,745	Beach Cinema Bistro Group, Inc.
Toby Keith's I Love This Bar & Grill	Dallas, TX	12/10	—	—	33,250	Toby Keith's I Love This Bar and Grill
Cinemagic in Merrimack (39)	Merrimack, NH	3/11	12	1,810	42,400	Cinemagic
Cinemagic & IMAX in Saco	Saco, ME	3/11	13	2,256	54,000	Cinemagic
Cinemagic in Westbrook	Westbrook, ME	3/11	16	2,292	53,000	Cinemagic
Cinemagic & IMAX in Hooksett	Hooksett, NH	3/11	15	2,248	55,000	Cinemagic
Magic Valley Mall Theatre (1)	Twin Falls, ID	4/11	13	2,100	38,736	Cinema West
Pinstripes - Northbrook (1)	Northbrook, IL	7/11	—	—	39,289	Pinstripes
Latitude 30	Jacksonville, FL	2/12	—	—	46,000	Latitude Global, Inc.
Latitude 39	Indianapolis, IN	2/12	—	—	67,000	Latitude Global, Inc.
Pinstripes - Oakbrook (1)	Oakbrook, IL	3/12	—	—	66,442	Pinstripes
Sandhills 10	Southern Pines, NC	6/12	10	1,696	36,180	Frank Theatres, LLC
Subtotal Entertainment Properties			1,997	400,644	10,692,926

Education Properties:
East Mesa Charter Elementary	Mesa, AZ	9/07	—	—	45,214	Imagine Schools, Inc.
Imagine College Prep	St. Louis, MO	9/07	—	—	103,000	Imagine Schools, Inc.
Imagine Rosefield	Surprise, AZ	9/07	—	—	45,578	Imagine Schools, Inc.
South Lake Charter Elementary	Clermont, FL	9/07	—	—	62,473	Imagine Schools, Inc.
Academy of Columbus	Columbus, OH	9/07	—	—	71,949	Imagine Schools, Inc.
Groveport Community School	Groveport, OH	10/07	—	—	66,420	Imagine Schools, Inc.
Harvard Avenue Charter School	Cleveland, OH	10/07	—	—	57,652	Imagine Schools, Inc.
Hope Community Charter School	Washington, DC	10/07	—	—	34,962	Imagine Schools, Inc.
Imagine Charter Elementary	Phoenix, AZ	10/07	—	—	47,186	Imagine Schools, Inc.
Marietta Charter School	Marietta, GA	10/07	—	—	24,503	Imagine Schools, Inc.
100 Academy of Excellence	Las Vegas, NV	10/07	—	—	59,060	Imagine Schools, Inc.
Academy of Environmental Science and Math	St. Louis, MO	6/08	—	—	153,000	Imagine Schools, Inc.
Int'l Academy of Mableton	Mableton, GA	6/08	—	—	43,188	Imagine Schools, Inc.
Master Academy	Fort Wayne, IN	6/08	—	—	161,500	Imagine Schools, Inc.
Romig Road Community School	Akron, OH	6/08	—	—	40,400	Imagine Schools, Inc.
Wesley International Academy	Atlanta, GA	6/08	—	—	40,358	Imagine Schools, Inc.
Academy of Academic Success	St. Louis, MO	6/08	—	—	66,644	Imagine Schools, Inc.
Academy of Careers Middle School	St. Louis, MO	6/08	—	—	56,213	Imagine Schools, Inc.
Academy of Careers Elementary	St. Louis, MO	6/08	—	—	43,975	Imagine Schools, Inc.
Imagine Groveport Prep	Groveport, OH	1/10	—	—	72,346	Imagine Schools, Inc.
Imagine Indiana Life Sciences Academy East	Indianapolis, IN	1/10	—	—	121,933	Imagine Schools, Inc.
Imagine Indiana Life Sciences Academy West	Indianapolis, IN	1/10	—	—	84,454	Imagine Schools, Inc.
Imagine Schools at South Vero	Vero Beach, FL	1/10	—	—	79,091	Imagine Schools, Inc.
Imagine Schools at West Melbourne	W. Melbourne, FL	1/10	—	—	62,427	Imagine Schools, Inc.
Mentorship Academy	Baton Rouge, LA	3/11	—	—	54,975	CSDC
Bradley Academy of Excellence	Goodyear, AZ	4/11	—	—	37,633	Bradley Project Development
Ben Franklin Academy (1)	Highlands Ranch, CO	4/11	—	—	64,779	Benjamin Franklin Academy Project Development
Champions School	Phoenix, AZ	6/11	—	—	24,582	Phoenix Charter Properties
Subtotal Education Properties, carried over to next page			—	—	1,825,495

Property	Location	Acquisition date	Screens	Seats	Building (gross sq. ft)	Tenant
Education Properties:
Subtotal from previous page	n/a	n/a	—	—	1,825,495
American Leadership Academy	Gilbert, AZ	6/11	—	—	43,807	PCI ALA Gilbert LLC
Loveland Classical	Loveland, CO	6/11	—	—	57,000	Loveland Classical School Project Development
Prospect Ridge Academy	Broomfield, CO	8/11	—	—	60,818	Prospect Ridge Academy Project Development, LLC
Skyline Phoenix	Phoenix, AZ	11/11	—	—	56,724	Skyline Schools Project Development, LLC
Pacific Heritage Academy	Salt Lake City, UT	03/12	—	—	30,160	Pacific Heritage Academy Project Development, LLC
Valley Academy	Hurricane, UT	03/12	—	—	25,186	Valley Academy Project Development, LLC
The Odyssey Institute for International and Advanced Studies	Buckeye, AZ	04/12	—	—	61,154	Schoolhouse Buckeye LLC
American Leadership Academy High School	Queen Creek, AZ	05/12	—	—	96,192	Schoolhouse Queen Creek LLC
The Environmental Charter School at Frick Park	Pittsburg, PA	07/12	—	—	34,530	Imagine Schools, Inc.
Imagine School at Land O'Lakes	Land O'Lakes, FL	07/12	—	—	40,037	Imagine Schools, Inc.
Subtotal Education Properties			—	—	2,331,103

Recreation Properties:
Mad River Mountain (32)	Bellfontaine, OH	11/05	—	—	48,427	Peak Resorts, Inc.
Crotched Mountain (38)	Bennington, NH	02/08	—	—	34,100	Peak Resorts, Inc.
Top Golf-Allen (1)	Allen, TX	02/12	—	—	63,242	Top Golf USA
Top Golf-Dallas (1)	Dallas, TX	02/12	—	—	46,400	Top Golf USA
Top Golf-Houston (1)	Houston, TX	09/12	—	—	65,000	Top Golf USA
WISP Resort (1)(40)	McHenry, MD	12/12	—	—	113,135	Everbright Pacific, LLC
Subtotal Recreation Properties			—	—	370,304

Other Properties:
Rack and Riddle (33)	Hopland, CA	04/07	—	—	140,056	RB Wine
Cosentino Wineries (34)	Pope Valley, Lockeford and Clements, CA	08/07	—	—	91,880	Vacant
Columbia Winery (35)	Sunnyside, WA	06/08	—	—	38,090	E&J Gallo Winery
Geyser Peak Winery and Vineyards (36)	Geyserville, CA	06/08	—	—	206,639	Accolade Wines
Subtotal Other Properties			—	—	476,665

Total			1,997	400,644	13,870,998

(1)
Third party ground leased property. Although we are the tenant under a ground lease and have assumed responsibility for performing the obligations thereunder, pursuant to the lease, the tenant is responsible for performing our obligations under the ground lease.

(2)
In addition to the theatre property itself, we have acquired land parcels adjacent to the theatre property, which we have or intend to lease or sell to restaurant or other entertainment themed operators.

(3)	Property is included as security for $67.2 million in mortgage notes payable.

(4)	Property is included in the Atlantic-EPR I joint venture.

(5)	Property is included as security for a $5.8 million mortgage notes payable.

(6)	Property is included as security for a $8.7 million mortgage note payable.

(7)	Property is included as security for a $92.8 million mortgage note payable.

(8)	Property is included in the Atlantic-EPR II joint venture.

(9)	Property is included as security for a $57.1 million mortgage note payable.

(10)	Property is included as security for a $31.9 million mortgage note payable.

(11)	Property is included as security for a $7.3 million mortgage note payable.

(12)	Property is included as security for a $6.9 million mortgage note payable.

(13)	Property is included as security for a $4.3 million mortgage note payable.

(14)	Property is included as security for a $5.8 million mortgage note payable.

(15)	Property is included as security for a $8.1 million mortgage note payable.

(16)	Property is included as security for a $4.5 million mortgage note payable.

(17)	Property is included as security for a $13.1 million mortgage note payable.

(18)	Property is included as security for a $14.0 million mortgage note payable.

(19)	Property is included as security for a $18.9 million mortgage note payable.

(20)	Property is included as security for a $18.9 million mortgage note payable.

(21)	Property is included as security for a $10.3 million mortgage note payable.

(22)	Property is included as security for a $10.6 million mortgage note payable.

(23)	Property is included as security for a $4.6 million mortgage note payable.

(24)	Property is included as security for a $4.3 million mortgage note payable.

(25)	Property is included as security for a $9.3 million mortgage note payable.

(26)	Property is included as security for a $16.5 million mortgage note payable.

(27)	Property is included as security for a $14.3 million mortgage note payable.

(28)	Property is included as security for a $13.7 million mortgage note payable.

(29)	Property is included as security for a $11.3 million mortgage note payable.

(30)	Property is included as security for a $15.1 million mortgage note payable

(31)	Property is included as security for $10.6 million bond payable.

(32)	Property includes approximately 324 acres of land.

(33)	Property includes approximately 35 acres of land.

(34)	Property includes approximately 225 acres of land.

(35)	Property includes approximately 17 acres of land.

(36)	Property includes approximately 207 acres of land.

(37)	Property is located in Ontario, Canada.

(38)	Property includes approximately 308 acres of land.

(39)	Property in included as security for a $3.9 million mortgage note payable.

(40)	Property includes 406 acres of land.
As of December 31, 2012, our owned portfolio of entertainment properties consisted of 10.7 million square feet and was 98% leased, including 8.9 million square feet of owned megaplex theatre properties that were 99% leased. Our owned portfolio of education properties consisted of 2.3 million square feet and was 100% leased. Our owned portfolio of recreation properties consisted of approximately 370 thousand square feet of buildings and 1,038 acres of land, and was 100% leased. The combined owned portfolio consisted of 13.9 million square feet and was 98% leased. The following table sets forth information regarding EPR’s owned megaplex theatre portfolio as of December 31, 2012 (dollars in thousands). This data does not include the two megaplex theatre properties held by our unconsolidated joint ventures.

Megaplex Theatre Portfolio
Year	Total Number of Leases Expiring	Square Footage	Revenue for the Year Ended December 31, 2012 (1)	% of Rental Revenue
2013	1	130,891	$3,119	1.6%
2014	—	—	—	—%
2015	3	345,708	9,464	4.9%
2016	4	423,934	9,408	4.9%
2017	4	332,438	7,220	3.8%
2018	18	1,493,659	30,736	15.9%
2019	7	646,531	22,325	11.6%
2020	7	416,183	9,256	4.8%
2021	5	302,186	8,208	4.3%
2022	11	764,629	20,115	10.5%
2023	5	437,334	12,342	6.4%
2024	9	756,802	16,555	8.6%
2025	6	381,394	12,584	6.5%
2026	4	277,710	5,679	3.0%
2027	2	150,122	3,152	1.6%
2028	1	50,710	1,060	0.6%
2029	15	1,245,920	14,125	7.3%
2030	—	—	—	—%
2031	5	204,400	3,772	2.0%
2032	3	175,996	3,169	1.6%
	110	8,536,547	$192,289	100.0%

(1)	Consists of rental revenue and tenant reimbursements.

Our properties are located in 36 states, the District of Columbia and in the Canadian province of Ontario. The following table sets forth certain state-by-state and Ontario, Canada information regarding our owned real estate portfolio as of December 31, 2012 (dollars in thousands). This data does not include the two theatre properties owned by our unconsolidated joint ventures or the public charter schools recorded as a direct financing lease.

Location	Building (gross sq. ft)	Rental revenue for the year ended December 31, 2012 (1)	% of Rental Revenue
Texas	1,714,103	$33,790	13.15%
California	1,376,480	32,897	12.80%
Ontario, Canada	1,127,026	42,804	16.65%
Michigan	629,974	12,160	4.73%
Florida	603,389	14,174	5.51%
Virginia	588,773	12,757	4.96%
Colorado	571,300	11,166	4.34%
Arizona	528,634	8,961	3.49%
Louisiana	495,152	11,068	4.31%
New York	446,076	11,019	4.29%
North Carolina	423,375	8,451	3.29%
Illinois	420,073	9,595	3.73%
Ohio	379,981	4,928	1.92%
Kansas	217,972	5,064	1.97%
New Jersey	216,424	4,643	1.81%
Maryland	190,866	1,325	0.52%
Idaho	179,036	2,412	0.94%
Indiana	174,788	1,838	0.72%
Kentucky	163,655	2,414	0.94%
Connecticut	157,895	2,501	0.97%
New Hampshire	131,500	2,111	0.82%
South Carolina	119,505	2,284	0.89%
Mississippi	116,900	2,838	1.10%
Massachusetts	111,166	729	0.28%
Nebraska	107,402	2,914	1.13%
Maine	107,000	1,700	0.66%
Iowa	93,755	1,099	0.43%
Alabama	90,200	2,151	0.84%
Georgia	84,810	1,269	0.49%
Tennessee	82,330	1,796	0.70%
Arkansas	79,330	1,586	0.62%
Missouri	60,418	677	0.26%
Utah	55,346	506	0.20%
Montana	44,650	902	0.35%
Washington	38,090	486	0.19%
	11,927,374	$257,015	100.00%

(1)	Consists of rental revenue and tenant reimbursements.
Office Location
Our executive office is located in Kansas City, Missouri and is leased from a third-party landlord. The office occupies approximately 31,831 square feet with annual rentals of approximately $408 thousand. The lease expires on September 30, 2016 with two five year extension options available.

Tenants and Leases
Our existing leases on rental property (on a consolidated basis - excluding unconsolidated joint venture properties) provide for aggregate annual rentals of approximately $231.0 million (not including periodic rent escalations, percentage rent or straight-line rent). The megaplex theatre leases have an average remaining base term lease life of approximately nine years and may be extended for predetermined extension terms at the option of the tenant. The theatre leases are typically triple-net leases that require the tenant to pay substantially all expenses associated with the operation of the properties, including taxes, other governmental charges, insurance, utilities, service, maintenance and any ground lease payments.
Property Acquisitions and Developments in 2012
The following table lists the significant rental properties we acquired or developed during 2012:

Property	Operating Segment	Location	Tenant	Development Cost/ Purchase Price
Magic Valley Mall Theatre	Entertainment	Twin Falls, ID	Cinema West	$4.8 million
Sandhills 10	Entertainment	Southern Pines, NC	Frank Theatres, LLC	$6.5 million
Pinstripes Oakbrook	Entertainment	Oakbrook, IL	Pinstripes	$8.1 million
Latitude 39	Entertainment	Indianapolis, IN	Latitude Global, Inc.	$10.6 million
Latitude 30	Entertainment	Jacksonville, FL	Latitude Global, Inc.	$9.6 million
Valley Academy	Education	Hurricane, UT	Valley Academy Project Development, LLC	$5.4 million
Skyline Phoenix	Education	Phoenix, AZ	Skyline Schools Project Development, LLC	$9.2 million
American Leadership Academy High School	Education	Queen Creek, AZ	Schoolhouse Queen Creek LLC	$16.4 million
Prospect Ridge Academy	Education	Broomfield, CO	Prospect Ridge Academy Project Development, LLC	$10.7 million
Pacific Heritage Academy	Education	Salt Lake City, UT	Pacific Heritage Academy Project Development, LLC	$5.4 million
The Odyssey Insitute for International and Advanced Studies	Education	Buckeye, AZ	Schoolhouse Buckeye LLC	$10.6 million
Wisp Resort	Recreation	McHenry, MD	Everbright Pacific, LLC	$23.5 million
Top Golf Houston	Recreation	Houston, TX	Top Golf USA	$12.4 million
Top Golf Dallas	Recreation	Dallas, TX	Top Golf USA	$10.0 million
Top Golf Allen	Recreation	Allen, TX	Top Golf USA	$10.0 million
Item 3. Legal Proceedings

On June 7, 2011, affiliates of Louis Cappelli, Concord Associates, L.P., Concord Resort, LLC and Concord Kiamesha LLC ("the Cappelli Group"), filed a complaint with the Supreme Court of the State of New York, County of Sullivan, against a subsidiary of the Company seeking (i) a declaratory judgment on certain of the subsidiary's obligations under a previously disclosed settlement agreement involving these entities, (ii) an order that the Company subsidiary execute the golf course lease and the “Racino Parcel” lease subject to the settlement agreement, and (iii) an extension of the restrictive covenant against ownership or operation of a casino on the Concord resort property under the settlement agreement, which covenant was set to expire on December 31, 2011. On October 20, 2011, the Cappelli Group filed a complaint with the Supreme Court of the State of New York, County of Westchester against the Company and certain of its subsidiaries alleging breach of contract and breach of the duty of good faith and fair dealing with respect to a casino development agreement relating to a planned casino and resort development in Sullivan County, New York. Plaintiffs are seeking specific performance with respect to such agreement and money damages of $800.0 million, plus interest and attorneys' fees. On March 7, 2012, Concord Associates, L.P. and seven other companies affiliated with Mr. Cappelli and Concord Associates, L.P. filed a new complaint against the Company and certain of its subsidiaries, as well as Empire Resorts, Inc. and its subsidiary Monticiello Raceway Management, Inc., in the United States District Court for the Southern District of New York. On June 25, 2012, an amended complaint was served against the same parties as well as Kien Huat Realty III Limited and Genting New York, LLC (Genting Parties). The amended complaint alleges unlawful restraint of trade, conspiracy to monopolize and unlawful monopolization, against the Company, the Empire Resorts parties and the Genting Parties as well as tortious interference against the Empire Resorts parties and the Genting Parties, in relation to a proposed development transaction on the same Sullivan County, New York resort property. Plaintiffs seek damages of $1.5 billion, plus interest and attorneys' fees. The Company intends to vigorously defend the claims asserted against the Company and certain of its subsidiaries by the Concord entities for which it believes it has meritorious defenses, but it is too early to assess the outcome.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Dividends

The following table sets forth, for the quarterly periods indicated, the high and low sales prices per share for our common shares on the New York Stock Exchange (“NYSE”) under the trading symbol “EPR” and the dividends declared.

	High	Low	Dividend
2012:
Fourth quarter	$46.75	$42.44	$0.75
Third quarter	48.92	41.13	0.75
Second quarter	48.49	40.04	0.75
First quarter	47.40	41.25	0.75
2011:
Fourth quarter	$46.48	$35.97	$0.70
Third quarter	50.44	35.71	0.70
Second quarter	48.90	44.31	0.70
First quarter	48.24	44.31	0.70

The closing price for our common shares on the NYSE on February 26, 2013 was $47.09 per share.

We declared quarterly dividends to common shareholders aggregating $3.00 and $2.80 per common share in 2012 and 2011, respectively.

While we intend to continue paying regular dividends, future dividend declarations will be at the discretion of the Board of Trustees and will depend on our actual cash flow, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code, debt covenants and other factors the Board of Trustees deems relevant. We intend to pay dividends to our common shareholders on a monthly basis beginning in the second quarter of 2013. We expect to continue to pay dividends to our preferred shareholders on a quarterly basis. The actual cash flow available to pay dividends may be affected by a number of factors, including the revenues received from rental properties and mortgage notes, our operating expenses, debt service on our borrowings, the ability of tenants and customers to meet their obligations to us and any unanticipated capital expenditures. Our Series C preferred shares have a fixed dividend rate of 5.75%, our Series E preferred shares have a fixed dividend rate of 9.00% and our Series F preferred shares have a fixed dividend rate of 6.625%.

During the year ended December 31, 2012, the Company did not sell any unregistered equity securities.

On February 26, 2013, there were approximately 645 holders of record of our outstanding common shares.

Issuer Purchases of Equity Securities
During the quarter ended December 31, 2012, the Company did not purchase any unregistered equity securities.

Share Performance Graph

The following graph compares the cumulative return on our common shares during the five year period ended December 31, 2012, to the cumulative return on the MSCI U.S. REIT Index and the Russell 2000 Index for the same period. The comparisons assume an initial investment of $100 and the reinvestment of all dividends during the comparison period. Performance during the comparison period is not necessarily indicative of future performance.

Total Return Analysis
	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
EPR Properties	$100.00	$68.70	$90.58	$126.22	$127.18	$143.49
MSCI US REIT Index	$100.00	$62.03	$79.78	$102.50	$111.41	$131.20
Russell 2000 Index	$100.00	$66.21	$84.20	$106.82	$102.36	$119.09
Source: SNL Financial
The performance graph and related text are being furnished to and not filed with the SEC, and will not be deemed "soliciting material" or subject to Regulation 14A or 14C under the Exchange Act or to the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent we specifically incorporate such information by reference into such a filing.

Item 6. Selected Financial Data
Operating statement data
(Dollars in thousands except per share data)

The operating data below reflects the reclassification of discontinued operations for properties sold or held for sale.

	Year Ended December 31,
	2012	2011	2010	2009	2008
Rental revenue	$238,440	$224,253	$213,131	$187,264	$184,427
Tenant reimbursements	18,575	17,965	17,100	15,438	16,158
Other income	769	427	536	2,833	2,227
Mortgage and other financing income	64,002	55,633	52,081	44,999	60,435
Total revenue	321,786	298,278	282,848	250,534	263,247
Property operating expense	25,283	24,216	22,717	21,932	20,538
Other expense	1,681	1,947	1,106	2,185	2,103
General and administrative expense	23,170	20,173	18,225	15,126	15,286
Costs associated with loan refinancing or payoff, net	627	3,700	11,383	117	—
Interest expense, net	76,656	71,481	70,334	63,516	63,383
Transaction costs	404	1,727	517	3,321	1,628
Provision for loan losses	—	—	700	70,954	—
Impairment charges	10,870	18,684	463	2,083	—
Depreciation and amortization	50,254	45,755	43,076	39,505	37,070
Income before equity in income from joint ventures and discontinued operations	132,841	110,595	114,327	31,795	123,239
Equity in income from joint ventures	1,025	2,847	2,138	895	1,962
Income from continuing operations	$133,866	$113,442	$116,465	$32,690	$125,201
Discontinued operations:
Income (loss) from discontinued operations	(12,175)	(17,721)	(11,697)	(44,596)	2,303
Gain (loss) on sale or acquisition of real estate	(27)	19,545	8,287	—	119
Net income (loss)	121,664	115,266	113,055	(11,906)	127,623
Add: Net loss (income) attributable to noncontrolling interests	(108)	(38)	1,819	19,913	2,353
Net income attributable to EPR Properties	121,556	115,228	114,874	8,007	129,976
Preferred dividend requirements	(24,508)	(28,140)	(30,206)	(30,206)	(28,266)
Preferred share redemption costs	(3,888)	(2,769)	—	—	—
Net income (loss) available to common shareholders of EPR Properties	$93,160	$84,319	$84,668	$(22,199)	$101,710
Per share data attributable to EPR Properties shareholders:
Basic earnings per share data:
Income from continuing operations	$2.25	$1.77	$1.90	$0.06	$3.13
Income (loss) from discontinued operations	(0.26)	0.04	(0.03)	(0.67)	0.16
Net income (loss) available to common shareholders	$1.99	$1.81	$1.87	$(0.61)	$3.29
Diluted earnings per share data:
Income from continuing operations	$2.24	$1.76	$1.89	$0.06	$3.10
Income (loss) from discontinued operations	(0.26)	0.04	(0.03)	(0.67)	0.16
Net income (loss) available to common shareholders	$1.98	$1.80	$1.86	$(0.61)	$3.26
Shares used for computation (in thousands):
Basic	46,798	46,640	45,206	36,122	30,910
Diluted	47,049	46,901	45,555	36,235	31,177
Cash dividends declared per common share	$3.00	$2.80	$2.60	$2.60	$3.36

Balance sheet data
(Dollars in thousands)

	December 31,
	2012	2011	2010	2009	2008
Net real estate investments	$2,113,434	$2,031,090	$2,217,047	$1,867,358	$1,765,861
Mortgage notes and related accrued interest receivable, net	455,752	325,097	305,404	522,880	508,506
Investment in a direct financing lease, net	234,089	233,619	226,433	169,850	166,089
Total assets	2,946,730	2,733,995	2,923,420	2,680,732	2,633,925
Dividends payable	41,186	38,711	37,804	35,432	34,929
Long-term debt	1,368,832	1,154,295	1,191,179	1,141,423	1,262,368
Total liabilities	1,486,832	1,235,892	1,292,162	1,212,775	1,341,274
Noncontrolling interests	377	28,054	28,019	(4,905)	15,217
Equity	1,459,898	1,498,103	1,631,258	1,467,957	1,292,651

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Annual Report on Form 10-K. The forward-looking statements included in this discussion and elsewhere in this Annual Report on Form 10-K involve risks and uncertainties, including anticipated financial performance, business prospects, industry trends, shareholder returns, performance of leases by tenants, performance on loans to customers and other matters, which reflect management’s best judgment based on factors currently known. See “Cautionary Statement Concerning Forward-Looking Statements.” Actual results and experience could differ materially from the anticipated results and other expectations expressed in our forward-looking statements as a result of a number of factors, including but not limited to those discussed in this Item and in Item 1A - “Risk Factors.”

Overview

Business

Our principal business objective is to enhance shareholder value by achieving predictable and increasing FFO and dividends per share. Our prevailing strategy is to focus on long-term investments in a limited number of categories in which we maintain a depth of knowledge and relationships, and which we believe offer sustained performance throughout all economic cycles. Our investment portfolio includes ownership of and long-term mortgages on entertainment, education and recreation properties. Substantially all of our owned single-tenant properties are leased pursuant to long-term, triple-net leases, under which the tenants typically pay all operating expenses of the property. Tenants at our owned multi-tenant properties are typically required to pay common area maintenance charges to reimburse us for their pro-rata portion of these costs.

It has been our strategy to structure leases and financings to ensure a positive spread between our cost of capital and the rentals or interest paid by our tenants. We have primarily acquired or developed new properties that are pre-leased to a single tenant or multi-tenant properties that have a high occupancy rate. We have also entered into certain joint ventures and we have provided mortgage note financing. We intend to continue entering into some or all of these types of arrangements in the foreseeable future.

Historically, our primary challenges have been locating suitable properties, negotiating favorable lease or financing terms (on new or existing properties), and managing our portfolio as we have continued to grow. We believe our management’s knowledge and industry relationships have facilitated opportunities for us to acquire, finance and lease properties. Our business is subject to a number of risks and uncertainties, including those described in “Risk Factors” in Item 1A of this report.

As of December 31, 2012, our total assets exceeded $2.9 billion (after accumulated depreciation of approximately $0.4 billion) which included investments in 113 megaplex theatre properties (including two joint venture properties), 38 public charter school properties and various other entertainment and recreation properties located in 36 states, the District of Columbia and Ontario, Canada. The combined owned portfolio consisted of 13.9 million square feet and was 98% leased. As of December 31, 2012, we had invested approximately $225.6 million in development land and property under development and approximately $455.8 million in mortgage financing for entertainment, education and recreation properties.

Operating Results

Our total revenue, net income available to common shareholders and Funds From Operations As Adjusted ("FFOAA") are detailed below for the years ended December 31, 2012 and 2011 (in millions, except per share information):

	Year ended December 31,
	2012	2011	Increase
Total revenue	$321.8	$298.3	8%
Net income available to common shareholders of EPR Properties	93.2	84.3	11%
FFOAA per diluted share	3.69	3.43	8%

Our total revenue, net income available to common shareholders of EPR Properties and FFOAA per diluted share increased year over year primarily due to investment spending in 2011 and 2012 (discussed below), lower financing rates and favorable percentage revenue related to our interests in water-parks and golf entertainment complexes. Our net income available to common shareholders of EPR Properties was partially offset in both years by impairment charges related to our vineyard and winery properties as we exit that business, as well as preferred share redemption costs. In 2011, net income available to common shareholders of EPR Properties was favorably impacted by a gain on the sale of the Toronto Dundas Square entertainment retail center of $19.5 million. FFOAA is a non-GAAP financial measure. For the definitions and further details on the calculations of FFOAA and certain other non-GAAP financial measures, see section below titled "Funds From Operations (FFO), Funds From Operations As Adjusted (FFOAA) and Adjusted Funds from Operations (AFFO)."

Investment Spending Overview

During 2012, our total investment spending of $298.1 million was an increase of 116% over our investment spending in 2011. Our investment spending in 2011 was lower than it had been historically because of the financial and economic environment at that time.

During 2012, our investment spending in our entertainment segment was $121.5 million. As box office performance improved over the latter part of 2011 and 2012, we were able to find more build-to-suit opportunities available for megaplex theatres at attractive terms with both existing and new tenants. Additionally, many megaplex theatre operators are expanding their food and beverage options and are now including in-theatre dining options and alcohol availability. This trend has provided more build-to-suit opportunities for us as well. Also, we expanded our investment spending in the family entertainment center category.

During 2012, our investment spending in our education segment was $81.4 million and consisted of build-to-suit public charter schools. We continued to establish our position as a leading owner of public charter school real estate and expect this momentum to continue into 2013. We continued to diversify our tenant base, and as of year-end we have 17 different public charter school operators and we expect to continue to expand this number in 2013. As discussed below under "Recent Developments," certain of our public charter school properties which were operated by our largest tenant in this area, Imagine, had their charters revoked and/or were closed; however these events are not expected to impact our ability to collect payments from Imagine under their master lease with us.

During 2012, our investment spending in our recreation segment was $83.6 million and related primarily to metro ski areas and golf entertainment complexes. We plan to continue to seek attractive investments in this segment in 2013. During the 2011-2012 season, our ski parks experienced unseasonably warm temperatures. While attendance and revenues decreased at our ski parks during the 2011-2012 season, our operator was able to fully fund the off-season reserve for interest payments and continues to perform under the terms of our mortgage note and lease agreements.

During 2012, our investment spending in our other segment was $11.6 million and related to our land held for development in Sullivan County, New York. As further discussed below under “Recent Developments,” the most recent economic downturn significantly impacted both the planned casino and resort development in Sullivan County, New York as well as the performance of our vineyard and winery tenants. While the Sullivan County project is subject to an ongoing lawsuit for which we believe we have meritorious defenses, progress is being made with respect to the development of this property. Furthermore, progress is also being made in selling our vineyard and winery properties as we sold four such investments in 2011 and 2012. As of December 31, 2012, the remaining carrying value of vineyard and winery assets was $55.3 million. We expect to continue to pursue sales of additional vineyard and winery assets in 2013.

Capitalization Strategies

Our property acquisitions and financing commitments are financed by cash from operations, borrowings under our revolving credit facility and term loan, long-term mortgage debt, and the sale of debt and equity securities. During the past three years, we have taken significant steps to implement our strategy of migrating to an unsecured debt structure and maintaining significant liquidity by issuing $600.0 million of unsecured notes, entering into a new $400.0 million unsecured revolving credit facility and $240.0 million unsecured term loan and we paid off $171.6 million in secured debt. Having enhanced our liquidity position, strengthened our balance sheet and obtained access to the unsecured debt markets, we believe we are better positioned to aggressively pursue investments, acquisitions and financing opportunities that may become available to us from time to time.

Throughout the remainder of 2013, we expect to maintain our debt to total gross assets ratio between 35% and 45%. Depending on our capital needs, we will seek both debt and equity capital and will consider issuing additional shares under the direct share purchase component of our DSP Plan. While equity issuances and maintaining lower leverage mitigate the growth in per share results, we believe lower leverage and an emphasis on liquidity are prudent during the current economic environment.

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

Consolidation
We consolidate certain entities if we are deemed to be the primary beneficiary in a variable interest entity ("VIE"), as defined in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic on Consolidation. The Topic on Consolidation requires the consolidation of VIEs in which an enterprise has a controlling financial interest. A controlling financial interest will have both of the following characteristics: the power to direct the activities of a VIE that most significantly impact the VIE's economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. This topic requires an ongoing reassessment of and eliminates the quantitative approach previously required for determining whether a company is the primary beneficiary and requires enhanced disclosures on variable interest entities.  The equity method of accounting is applied to entities in which we are not the primary beneficiary as defined in the Consolidation Topic of the FASB ASC, or do not have effective control, but can exercise influence over the entity with respect to its operations and major decisions.

Operating Segments
For financial reporting purposes, we group our investments into four reportable operating segments: entertainment, education, recreation and other. See Note 23 to the consolidated financial statements included in this Annual Report on Form 10-K for financial information related to these operating segments.

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

We assess the carrying value of our rental properties whenever events or changes in circumstances indicate that the carrying amount of a property may not be recoverable. Certain factors that may occur and indicate that impairments may exist include, but are not limited to: underperformance relative to projected future operating results, tenant difficulties and significant adverse industry or market economic trends. If an indicator of possible impairment exists, a property that is held and used by the Company is evaluated for impairment by comparing the carrying amount of the property to the estimated undiscounted future cash flows expected to be generated by the property. If the carrying amount of a property exceeds its estimated future cash flows on an undiscounted basis, an impairment charge is recognized in the amount by which the carrying amount of the property exceeds the fair value of the property. For assets and asset groups that are held for sale, an impairment loss is measured by comparing the fair value of the property, less costs to sell, to the asset (group) carrying value. Management estimates fair value of our rental properties utilizing independent appraisals and/or based on projected discounted cash flows using a discount rate determined by management to be commensurate with the risk inherent in the Company.

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

During the year ended December 31, 2012, we prepaid in full our mortgage notes payable totaling $171.6 million, which were secured by sixteen theatre properties and two entertainment retail centers. In connection with the payment in full of the mortgage notes, $439 thousand of deferred financing costs (net of accumulated amortization) were written off and $188 thousand of additional costs associated with loan refinancing or payoff were incurred.

Issuance of Series F Preferred Shares
On October 12, 2012, we issued 5.0 million shares of 6.625% Series F cumulative redeemable preferred shares ("Series F preferred shares") in a registered public offering at a purchase price of $25.00 per share resulting in net proceeds of approximately $120.6 million, after underwriting discounts and expenses. We will pay cumulative dividends on the Series F preferred shares from the date of original issuance in the amount of $1.65625 per share each year, which is equivalent to 6.625% of the $25.00 liquidation preference per share. See Note 15 to the consolidated financial statements in this Annual Report on Form 10-K for further details.

Redemption of Series D Preferred Shares
On November 5, 2012, we redeemed all of our 4.6 million outstanding 7.375% Series D preferred shares. The shares were redeemed at a redemption price of $25.18 per share ($25.00 per share liquidation preference plus accrued dividends through the redemption date) for a total aggregate redemption price of approximately $115.8 million. In conjunction with the redemption, we recognized a charge representing the original issuance costs that were paid in 2007 and other redemption related expenses. The aggregate reduction to net income available to common shareholders was approximately $3.9 million.

Investment Spending
Our investment spending during the year ended December 31, 2012 totaled approximately $298.1 million, and included investments in each of our four operating segments.

Entertainment investment spending during the year ended December 31, 2012 totaled $121.5 million, and related to investments in eight build-to-suit construction and one acquisition of megaplex theatres, and other entertainment properties including four family entertainment centers that are subject to long-term triple net leases or long-term mortgage agreements.

Education investment spending during the year ended December 31, 2012 totaled $81.4 million, and related primarily to investments in build-to-suit construction of ten public charter schools that are subject to long-term triple net leases or long-term mortgage agreements. On August 15, 2012, we also completed a sale of a public charter school property for $4.5 million that was leased to Imagine. There was no gain or loss on this sale.

Recreation investment spending during the year ended December 31, 2012 totaled $83.6 million, and related to our acquisition of the Wisp Resort in McHenry, Maryland, build-to-suit construction of five golf entertainment complexes and fundings under our mortgage notes with Peak related to additional improvements at existing properties and Peak's acquisition of a metropolitan ski resort in Ohio.

Other investment spending during the year ended December 31, 2012 totaled $11.6 million and primarily related to the land held for development in Sullivan County, New York.

The following details our investment spending during the years ended December 31 2012 and 2011 (in thousands):

For the Year Ended December 31, 2012
Operating Segment	Total Investment Spending	New Development	Re-development	Asset Acquisition	Investment in Mortgage Notes	Investment in Joint Ventures
Entertainment	$121,437	$34,350	$10,288	$16,999	$58,000	$1,800
Education	81,397	54,327	—	—	27,070	—
Recreation	83,643	3,842	—	55,503	24,298	—
Other	11,605	11,605	—	—	—	—
Total Investment Spending	$298,082	$104,124	$10,288	$72,502	$109,368	$1,800

For the Year Ended December 31, 2011
Operating Segment	Total Investment Spending	New Development	Re-development	Asset Acquisition	Investment in Mortgage Notes	Investment in Joint Ventures or Direct Financing Lease
Entertainment	$69,928	$5,126	$16,047	$44,786	$—	$3,969
Education	49,600	46,190	—	—	1,297	2,113
Recreation	18,390	—	—	—	18,390	—
Total Investment Spending	$137,918	$51,316	$16,047	$44,786	$19,687	$6,082

The above amounts include $105 thousand and $35 thousand in capitalized payroll, $802 thousand and $435 thousand in capitalized interest and $1.4 million and $1.5 million in capitalized other general and administrative direct project costs for the years ended December 31, 2012 and 2011, respectively. In addition, we had $4.3 million and $3.1 million of maintenance capital expenditures for the years ended December 31, 2012 and 2011, respectively.

Imagine Schools
Through December 31, 2012, nine public charter schools located in Missouri and Georgia, which are owned by us and operated by Imagine, were closed due primarily to academic under performance. In addition, in early 2013, two schools in Indiana received notice that their charters will not be renewed for 2013/2014 academic year; however, this decision is being appealed for both of these schools. We have assessed the impact of these closings and charter non-renewals on our investment in a direct financing lease with Imagine and have determined that no impairments exist and that these events are not expected to impact our ability to collect payments from Imagine under their master lease with us. This assessment considered the cross-default nature of the master lease, the ability of Imagine per the terms of the master lease to exchange the closed properties for properties that are acceptable to us (i.e. unoccupied schools for occupied schools that are acceptable from an underwriting basis), the cashflow that Imagine generates at the parent level and our $16.4 million letter of credit from Imagine. On July 13, 2012, per the terms of the master lease, we exchanged the two Kansas City, Missouri schools for one located in Pittsburgh, Pennsylvania and another in Land O' Lakes, Florida. In addition, one school has been sub-leased by Imagine to the St. Louis Missouri Public School District. We have also entered into an agreement with Imagine allowing it to substitute additional public charter school properties that are acceptable to us on an underwriting basis, and Imagine continues to seek further opportunities for sale or sublease of properties to resolve this issue. Additionally, on August 15, 2012, we completed the sale of a public charter school property for $4.5 million that was leased to Imagine. The sold school is not one of the schools discussed above and there was no gain or loss on this sale. As of December 31, 2012, Imagine was current on all payments under the master lease of 26 public charter schools, and we do not anticipate any delay in future payments.

Planned Casino and Resort Development in Sullivan County, New York
On December 21, 2011, we entered into entered into an Option to Lease Agreement (the "Option") covering approximately 190 acres of the Concord resort property with Empire Resorts, Inc. ("Empire Resorts") .  The Option included an option payment of $750 thousand to us by Empire Resorts.  The parties finalized the master development agreement on December 14, 2012, however, it is subject to certain contingencies that make the option payment refundable until the contingencies are satisfied.  There can be no guarantee that these contingencies will be satisfied or that the $750 thousand payment will be earned by us.  Accordingly, this item is included in accounts payable and accrued liabilities at December 31, 2012 in the accompanying consolidated balance sheets in this Annual Report on Form 10-K.

During the year ended December 31, 2012, we have expended approximately $11.6 million in pursuit of the necessary environmental and land use approvals and permits for the proposed casino anchored development in Sullivan County, New York. In early 2013, we received approval from the Town of Thompson Board on a comprehensive development plan and we can now move forward with the submission of individual site plan applications, thus initiating the commencement of the build-out of this site.

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

Vineyards and Wineries
The wine industry has been adversely affected by recent economic conditions and we continue to make progress in selling these assets. During 2012, we completed the sale of two vineyard and winery investments for $45.0 million and a net loss of $0.3 million was recognized. Additionally, we recorded impairment charges totaling $23.9 million on six vineyard and winery properties during 2012. See Notes 3 and 4 to the consolidated financial statements in this Annual Report on Form 10-K for further details. At December 31, 2012, we had approximately $55.3 million remaining in vineyard and winery assets.

Results of Operations

Year ended December 31, 2012 compared to year ended December 31, 2011

Rental revenue was $238.4 million for the year ended December 31, 2012 compared to $224.3 million for the year ended December 31, 2011. Rental revenue increased $14.1 million from the prior period, of which $12.6 million was related to acquisitions completed in 2012 and 2011, and $1.5 million was related to net rent increases on existing properties. Percentage rents of $1.8 million and $1.2 million were recognized during the years ended December 31, 2012 and 2011, respectively. Straight-line rents of $4.6 million and $0.7 million were recognized during the years ended December 31, 2012 and 2011, respectively.

During the year ended December 31, 2012, we experienced a decrease of approximately 7.7% in rental rates on approximately 720,000 square feet with respect to significant lease renewals and new leases on existing properties. Additionally, we have funded or have agreed to fund a weighted average of $12.24 per square foot in tenant improvements and a weighted average of $0.43 per square foot in leasing commissions.
Tenant reimbursements totaled $18.6 million for the year ended December 31, 2012 compared to $18.0 million for the year ended December 31, 2011. These tenant reimbursements arise from the operations of our entertainment retail centers. The $0.6 million increase is primarily due as an increase in tenant reimbursements at our retail centers in Ontario, Canada.

Other income was $0.8 million for the year ended December 31, 2012 compared to $0.4 million for the year ended December 31, 2011. The $0.4 million increase is primarily due to a court settlement payment related to a vineyard property.

Mortgage and other financing income for the year ended December 31, 2012 was $64.0 million compared to $55.6 million for the year ended year ended December 31, 2011. The $8.4 million increase is primarily due to increased real estate lending activities related to our mortgage loan agreements. We also recognized participating interest income of $0.9 million and $0.5 million from SVVI related to our water-park interests for the years ended December 31, 2012 and 2011, respectively.

Our property operating expense totaled $25.3 million for the year ended December 31, 2012 compared to $24.2 million for the year ended December 31, 2011. These property operating expenses arise from the operations of our retail centers and other specialty properties. The $1.1 million increase resulted primarily due to increased bad debt expense at multi-tenant properties during 2012, less collections of previously reserved vineyard and winery tenant receivables, and increases in property operating expenses at our retail centers in Ontario, Canada.

Our general and administrative expense totaled $23.2 million for the year ended December 31, 2012 compared to $20.2 million for the year ended December 31, 2011. The increase of $3.0 million is primarily due to an increase in payroll related expenses, travel costs, professional fees, insurance costs and franchise taxes.

Costs associated with loan refinancing or payoff, net were $0.6 million for the year ended December 31, 2012 and related to the prepayment of our mortgage notes payable totaling $171.6 million. Costs associated with loan refinancing or payoff, net were $3.7 million for the year ended December 31, 2011 and related to the termination of our eight term loans outstanding under the vineyard and winery facility. In connection with the payment in full of these term loans, the related interest rate swaps were terminated at a cost of $4.6 million (including $2.3 million which is classified within discontinued operations) and deferred financing costs, net of accumulated amortization, of $1.8 million were written off. These costs were partially offset by a gain of $0.4 million on the settlement of a capital lease obligation related to the planned casino and resort development in Sullivan County, New York.

Our net interest expense increased by $5.2 million to $76.7 million for the year ended December 31, 2012 from $71.5 million for the year ended December 31, 2011. This increase resulted primarily from an increase in average borrowings and was partially offset by a decrease in the weighted average interest rate used to finance our real estate acquisitions and fund our mortgage notes receivable.

Transaction costs totaled $0.4 million for the year ended December 31, 2012 compared to $1.7 million for the year ended December 31, 2011. The decrease of $1.3 million is due to less write off of costs associated with terminated transactions.

Impairment charges for the year ended December 31, 2012 were $10.9 million compared to $18.7 million for the year ended December 31, 2011 and related to certain of our vineyard and winery properties.

Depreciation and amortization expense totaled $50.3 million for the year ended December 31, 2012 compared to $45.8 million for the year ended December 31, 2011. The $4.5 million increase resulted primarily from asset acquisitions completed in 2012 and 2011.

Equity in income from joint ventures totaled $1.0 million for the year ended December 31, 2012 compared to $2.8 million for the year ended December 31, 2011. The $1.8 million decrease is primarily due to the January 1, 2012 conversion of $14.9 million of equity in Atlantic-EPR I, which earned a preferred return of 15%, into a loan from us at a rate of 9.5%. Additionally, the decrease resulted from a lease amendment on the underlying theatre property held by Atlantic-EPR I, which reduced the theatre square footage and annual rent. This decrease was partially offset by an increase in income of $0.4 million from our joint venture projects located in China.

Loss from discontinued operations totaled $12.2 million for the year ended December 31, 2012 and included the operations of Pope Valley which was held for sale at December 31, 2012 (including $1.9 million in impairment charges) as well as the operations of the Buena Vista winery and vineyards (including $11.1 million in impairment charges) and the Carneros custom crush facility, which were sold during 2012. Loss from discontinued operations totaled $17.7 million for the year ended December 31, 2011 related to the operations of the prior mentioned properties (including impairment charges of $8.4 million related to Buena Vista and $1.8 million related to Pope Valley and costs associated with loan refinancing of $2.1 million related to Buena Vista) as well as the operations of the Toronto Dundas Square property which was sold on March 29, 2011, the operations of the Gary Farrell (including a $1.0 million lease termination fee and $0.2 million in costs associated with loan refinancing or payoff) and EOS wineries and vineyards (including a $7.2 million impairment charge) sold during 2011. For further detail, see Note 21 to the consolidated financial statements included in this Annual Report Form 10-K for further details.

Loss on sale or acquisition of real estate from discontinued operations was $0.01 million for the year ended December 31, 2012 and was due to the sale of our Buena Vista winery and vineyards and the Carneros custom crush facility for a total net loss of $0.3 million, which was partially offset by the settlement of certain reserves established with the March 29, 2011 sale of Toronto Dundas

Square. Gain on sale or acquisition of real estate from discontinued operations for the year ended December 31, 2011 was due to a $19.5 million gain on sale of Toronto Dundas Square as well a $0.02 million gain on the sale of the EOS wineries and vineyards. For further detail, see Note 3 to the consolidated financial statements included in this Annual Report on Form 10-K for further details.

Preferred dividend requirements for the year ended December 31, 2012 were $24.5 million compared to $28.1 million for the year ended December 31, 2011. The $3.6 million decrease is due to a decrease of $4.1 million as a result of the redemption of 3.2 million Series B preferred shares on August 31, 2011, a decrease of $1.3 million as a result of the redemption of 4.6 million Series D preferred shares on November 5, 2012, offset by an increase of $1.8 million due to the issuance of 5.0 million Series F preferred shares issued on October 12, 2012.

Preferred share redemption costs of $3.9 million for the year ended December 31, 2012 were due to the redemption of all of the Series D preferred shares on November 5, 2012. Preferred share redemption costs of $2.8 million for the year ended December 31, 2011 were due to the redemption of all of the Series B preferred shares on August 31, 2011. These costs consist of the original issuance costs and other redemption related expenses.

Year ended December 31, 2011 compared to year ended December 31, 2010

Rental revenue was $224.3 million for the year ended December 31, 2011 compared to $213.1 million for the year ended December 31, 2010. Rental revenue increased $11.2 million from the prior period which was primarily related to acquisitions completed in 2011 and 2010. Net rent increases on existing properties were flat, due to lease escalations offset primarily by reductions in vineyard and winery tenant rental rates and lease up time on one megaplex theatre property. Percentage rents of $1.2 million and $1.7 million were recognized during the year ended December 31, 2011 and 2010, respectively. Straight-line rents of $0.7 million and $1.0 million were recognized during the year ended December 31, 2011 and 2010, respectively.

During the year ended December 31, 2011, we experienced a decrease of approximately 10.3% in rental rates on approximately 295,000 square feet with respect to significant lease renewals and new leases on existing properties. Additionally, we funded a weighted average of $6.44 per square foot in tenant improvements. There were no leasing commissions related to these renewals.
Tenant reimbursements totaled $18.0 million for the year ended December 31, 2011 compared to $17.1 million for the year ended December 31, 2010. These tenant reimbursements resulted from the operations of our entertainment retail centers. The $0.9 million increase was primarily due to an increase in tenant reimbursements at our retail centers in Ontario, Canada and in New Rochelle, New York.

Mortgage and other financing income for the year ended December 31, 2011 was $55.6 million compared to $52.1 million for the year ended December 31, 2010. The $3.5 million increase was primarily due to our additional investments in public charter school properties classified as a direct financing lease, as well as increased real estate lending activities related to our mortgage loan agreements with SVVI and Peak Resorts. We also recognized participating interest income of $0.5 million from SVVI for the year ended December 31, 2011. No participating interest income was recognized for the year ended December 31, 2010.

Our property operating expense totaled $24.2 million for the year ended December 31, 2011 compared to $22.7 million for the year ended December 31, 2010. These property operating expenses resulted from the operations of our retail centers and other specialty properties. The $1.5 million increase resulted primarily from increases in property operating expenses at our retail centers in Ontario, Canada and New Rochelle, New York, and carrying costs associated with land held for development and the Dallas Grand theatre property prior to commencement of new leases at this location.

Other expense totaled $1.9 million for the year ended December 31, 2011 compared to $1.1 million for the year ended December 31, 2010. The $0.8 million increase was due to $0.6 million more loss recognized upon settlement of foreign currency forward and swap contracts, $0.3 million in golf course expenses related to two golf courses on the Concord resort property, which we took ownership of on June 18, 2010 in connection with the Cappelli settlement, partially offset by $0.1 million less in cost of goods sold from grape sales and other expenses related to certain of our vineyard and winery properties which are being operated through a wholly-owned taxable REIT subsidiary.

Our general and administrative expense totaled $20.2 million for the year ended December 31, 2011 compared to $18.2 million for the year ended December 31, 2010. The increase of $2.0 million was primarily due to an increase in payroll related expenses, including share grant amortization, as well as professional fees.

Costs associated with loan refinancing or payoff, net were $3.7 million for the year ended December 31, 2011 and $11.4 million for the year ended December 31, 2010. For the year ended December 31, 2011, these costs related to the termination of our eight term loans outstanding under the vineyard and winery facility.  In connection with the payment in full of the term loans, the related interest rate swaps were terminated at a cost of $4.6 million (including $2.3 million which is classified within discontinued operations) and deferred financing costs, net of accumulated amortization, of $1.8 million were written off. These costs were partially offset by a gain of $0.4 million on the settlement of a capital lease obligation related to the planned casino and resort development in Sullivan County, New York. For the year ended December 31, 2010, these costs related to the termination of our previous revolving credit facility and a term loan (including related interest rate swap agreements).

Our net interest expense was $71.5 million for the year ended December 31, 2011 and $70.3 million for the year ended December 31, 2010. Including interest expense classified within discontinued operations of $0.2 million and $7.7 million for the years ended December 31, 2011 and 2010, respectively, our interest expense decreased by $6.3 million in 2011 due to a decrease in average borrowings used to finance our real estate acquisitions and fund our mortgage notes receivable.

Transaction costs totaled $1.7 million for the year ended December 31, 2011 compared to $0.5 million for the year ended December 31, 2010. The increase of $1.2 million was due to the write off of costs associated with terminated transactions.

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

Impairment charges for the year ended December 31, 2011 were $18.7 million and related to certain of our vineyard and winery properties. For further detail, see Note 4 to the consolidated financial statements in this Annual Report on Form 10-K. Impairment charges for the year ended December 31, 2010 were $0.5 million and related to an asset recorded as a result of the settlement with Mr. Cappelli and affiliates on June 18, 2010, as further discussed in Note 8 to the consolidated financial statements in this Annual Report on Form 10-K.

Depreciation and amortization expense totaled $45.8 million for the year ended December 31, 2011 compared to $43.1 million for the year ended December 31, 2010. The $2.7 million increase resulted primarily from asset acquisitions completed in 2011 and 2010.

Equity in income from joint ventures totaled $2.8 million for the year ended December 31, 2011 compared to $2.1 million for the year ended December 31, 2010. The $0.7 million increase was due primarily to our contribution of an additional $14.9 million to Atlantic-EPR I to pay off the Partnership's long-term debt at its maturity on May 1, 2010. The $14.9 million contribution earned a preferred return of 15% per the partnership agreement.

Loss from discontinued operations including impairment charges totaled $17.7 million for the year ended December 31, 2011 and included the operations of the Toronto Dundas Square property which was sold on March 29, 2011, the operations of the Buena Vista winery and vineyards (including impairment charges of $8.5 million and $2.1 million in costs associated with loan refinancing or payoff) and the Carneros custom crush facility that was sold during 2012, as well as the operations of the Gary Farrell winery sold on April 28, 2011 (including a $1.0 million lease termination fee and $0.2 million in costs associated with loan refinancing or payoff), the Pope Valley vineyard and winery which was held for sale as of December 31, 2012 (including a $1.8 million impairment charge) and the EOS vineyard and winery sold on September 20, 2011 (including a $7.1 million impairment charge). Loss from discontinued operations including transaction costs totaled $11.7 million for the year ended December 31, 2010 and related to the prior mentioned properties, costs associated with loan refinancing as well as a parcel of land in Arroyo Grande, California, an entertainment retail center in White Plains, New York and the Havens winery and vineyards, all of which were disposed of in 2010. See Note 21 to the consolidated financial statements in this Annual Report on Form 10-K for further details.

Gain on sale or acquisition of real estate from discontinued operations for the year ended December 31, 2011 was due to gain of $19.5 million on the sale of Toronto Dundas Square as well as a $0.02 million gain on sale of real estate related to the sale of the EOS vineyard and winery on September 20, 2011. Gain on sale or acquisition of real estate from discontinued operations of $8.3 million for the year ended December 31, 2010 was due to the gain on acquisition of Toronto Dundas Square of $9.0 million and a gain on sale of $0.2 million from a parcel of land including one building in Arroyo Grande, California, which was partially offset by a loss of approximately $0.9 million related to the sale of the Havens winery and vineyards.

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

Preferred dividend requirements for the year ended December 31, 2011 were $28.1 million compared to $30.2 million for the year ended December 31, 2010. The $2.1 million decrease was due to the redemption of 3.2 million Series B preferred shares on August 31, 2011.

Preferred share redemption costs of $2.8 million for the year ended December 31, 2011 was due to the redemption of all of the Series B preferred shares on August 31, 2011 and consists of the original issuance costs and other redemption related expenses. There was no such expense incurred during the year ended December 31, 2010.

Liquidity and Capital Resources

Cash and cash equivalents were $10.7 million at December 31, 2012. In addition, we had restricted cash of $24.0 million at December 31, 2012. Of the restricted cash at December 31, 2012, $6.5 million relates to cash held for our borrowers’ debt service reserves for mortgage notes receivable, $1.2 million relates to escrow balances required in connection with the sale of Toronto Dundas Square and the balance represents deposits required in connection with debt service, payment of real estate taxes and capital improvements.

Mortgage Debt, Credit Facilities and Term Loan

As of December 31, 2012, we had total debt outstanding of $1.4 billion of which $479.2 million was fixed rate mortgage debt secured by a portion of our rental properties, with a weighted average interest rate of approximately 6.1%.

At December 31, 2012, we had outstanding $250.0 million in aggregate principal amount of unsecured 7.75% senior notes due on July 15, 2020 and $350.0 million in aggregate principal amount of unsecured 5.75% senior notes due on August 15, 2022, all of which are guaranteed by certain of our subsidiaries. The notes contain various covenants, including: (i) a limitation on incurrence of any debt which would cause the ratio of our debt to adjusted total assets to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause the ratio of secured debt to adjusted total assets to exceed 40%; (iii) a limitation on incurrence of any debt which would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of our total unencumbered assets to be not less than 150% of our outstanding unsecured debt.

At December 31, 2012, we had $39.0 million in debt outstanding under our $400.0 million unsecured revolving credit facility, with interest at a floating rate. The facility has a term expiring October 13, 2015 with a one year extension available at our option. The amount that we are able to borrow on our revolving credit facility is a function of the values and advance rates, as defined by the credit agreement, assigned to the assets included in the borrowing base less outstanding letters of credit and less other liabilities. As of December 31, 2012, our total availability under the revolving credit facility was $361.0 million.

Additionally, on January 5, 2012, we entered into a new $240.0 million five year term loan facility. The loan matures on January 5, 2017. The facility is priced based on a grid related to our senior unsecured credit ratings, with pricing at closing of LIBOR plus 175 basis points. We also entered into interest rate swaps that fix the all-in rate on this loan at 2.66% for four years. The new facility also contains an “accordion” feature allowing it to be increased by up to an additional $110.0 million upon satisfaction of certain conditions.

Our unsecured revolving credit facility and our unsecured term loan facility contain substantially identical financial covenants that limit our levels of consolidated debt, secured debt, investment levels outside certain categories and dividends, and require minimum coverage levels for fixed charges and unsecured debt service costs. Additionally, our unsecured revolving credit facility, unsecured term loan facility and our unsecured 7.75% senior notes and 5.75% senior notes contain cross-default provisions that go into effect if we default on any of our obligations for borrowed money or credit in an amount exceeding $25.0 million, unless such default has been waived or cured within a specified period of time. We were in compliance with all financial covenants at December 31, 2012.

Our principal investing activities are acquiring, developing and financing entertainment, education and recreation properties. These investing activities have generally been financed with mortgage debt and senior unsecured notes, as well as the proceeds from equity offerings. Our revolving credit facility is also used to finance the acquisition or development of properties, and to provide mortgage financing. We have and expect to continue to issue debt securities in public or private offerings. Continued growth of our rental property and mortgage financing portfolios will depend in part on our continued ability to access funds through additional borrowings and securities offerings.

Certain of our long-term debt agreements contain customary restrictive covenants related to financial and operating performance as well as certain cross-default provisions. We were in compliance with all financial covenants at December 31, 2012.

Liquidity Requirements

Short-term liquidity requirements consist primarily of normal recurring corporate operating expenses, debt service requirements and dividends to shareholders. We meet these requirements primarily through cash provided by operating activities. Net cash provided by operating activities was $207.3 million, $195.8 million and $180.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. Net cash used by investing activities was $255.8 million for the year ended December 31, 2012, net cash provided by investing activities was $89.7 million for the year ended December 31, 2011 and net cash used in investing activities was $320.3 million for the year ended December 31, 2010. Net cash provided by financing activities was $44.4 million for the year ended December 31, 2012, net cash used in financing activities was $282.3 million for the year ended December 31, 2011 and net cash provided by financing activities was $128.0 million for the year ended December 31, 2010. We anticipate that our cash on hand, cash from operations, and funds available under our revolving credit facility will provide adequate liquidity to fund our operations, make interest and principal payments on our debt, and allow dividends to be paid to our shareholders and avoid corporate level federal income or excise tax in accordance with REIT Internal Revenue Code requirements.

Long-term liquidity requirements at December 31, 2012 consisted primarily of maturities of long-term debt. Contractual obligations as of December 31, 2012 are as follows (in thousands):

	Year ended December 31,
Contractual Obligations	2013	2014	2015	2016	2017	Thereafter	Total
Long Term Debt Obligations	$17,439	$153,817	$140,931	$103,377	$329,252	$624,016	$1,368,832
Interest on Long Term Debt Obligations	75,423	67,989	63,560	55,568	42,892	146,110	451,542
Operating Lease Obligations	408	434	454	358	—	—	1,654
Total	$93,270	$222,240	$204,945	$159,303	$372,144	$770,126	$1,822,028
Our unconsolidated joint venture, Atlantic EPR-II, of which we own a 30.1% investment interest at December 31, 2012, has a mortgage note payable at December 31, 2012 of $11.8 million which matures in September 2013.

Commitments

As of December 31, 2012, we had 11 entertainment development projects under construction for which we have commitments to fund approximately $61.3 million of additional improvements, one education development project under construction for which we have commitments to fund approximately $7.3 million of additional improvements and two recreation development projects under construction for which we have commitments to fund approximately $13.9 million. These costs are expected to be funded in 2013. Development costs are advanced by us in periodic draws. If we determine that construction is not being completed in accordance with the terms of the development agreements, we can discontinue funding construction draws. We have agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

We have certain commitments related to our mortgage note investments that we may be required to fund in the future. We are generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of December 31, 2012, we had eight mortgage notes receivable with commitments totaling approximately$38.8 million. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

We have provided guarantees of the payment of certain economic development revenue bonds totaling $34.8 million related to four theatres in Louisiana for which we earn a fee at an annual rate of 1.75% to 4.00% over the 30 year terms of the bonds. We have recorded $11.2 million as a deferred asset included in other assets and $11.2 million included in other liabilities in the accompanying consolidated balance sheet included in this Annual Report on Form 10-K as of December 31, 2012 related to these guarantees. No amounts have been accrued as a loss contingency related to this guarantee because payment by us is not probable.

Liquidity Analysis

In analyzing our liquidity, we generally expect that our cash provided by operating activities will meet our normal recurring operating expenses, recurring debt service requirements and dividends to shareholders.

We have no consolidated debt balloon payments coming due in 2013. Our cash commitments, as described above, include additional commitments under various mortgage notes receivable totaling approximately $38.8 million, of which approximately $16.5 million is expected to be funded in 2013.

Our sources of liquidity as of December 31, 2012 to pay the above 2013 commitments include the remaining amount available under our unsecured revolving credit facility of approximately $361.0 million and unrestricted cash on hand of $10.7 million. Accordingly, while there can be no assurance, we expect that our sources of cash will exceed our existing commitments over the remainder of 2013.

We also believe that we will be able to repay, extend, refinance or otherwise settle our debt obligations for 2014 and thereafter as the debt comes due, and that we will be able to fund our remaining commitments as necessary. However, there can be no assurance that additional financing or capital will be available, or that terms will be acceptable or advantageous to us.

Our primary use of cash after paying operating expenses, debt service, dividends to shareholders and funding existing commitments is in growing our investment portfolio through the acquisition, development and financing of additional properties. We expect to finance these investments with borrowings under our revolving credit facility, as well as long-term debt and equity financing alternatives. The availability and terms of any such financing will depend upon market and other conditions. If we borrow the maximum amount available under our revolving credit facility, there can be no assurance that we will be able to obtain additional investment financing (See Item 1A - “Risk Factors”).

Off Balance Sheet Arrangements

At December 31, 2012, we had a 43.9% and 30.1% investment interest in two unconsolidated real estate joint ventures, Atlantic-EPR I and Atlantic-EPR II, respectively, which are accounted for under the equity method of accounting. We do not anticipate any material impact on our liquidity as a result of commitments involving those joint ventures. On January 1, 2012, we converted a $14.9 million equity interest in Atlantic-EPR I to a secured first mortgage loan of the same amount with interest at 9.50% and due January 31, 2018 . Additionally, Atlantic-EPR I entered into an agreement to develop a family entertainment venue at the property it owns for approximately $4.0 million which is being funded through additional advances under the mortgage note. We recognized income totaling $536.0 thousand, $2.8 million and $2.3 million during 2012, 2011 and 2010, respectively, from our equity investments in the Atlantic-EPR I and Atlantic-EPR II joint ventures. We also received distributions from Atlantic-EPR I and Atlantic-EPR II totaling $1.0 million, $2.8 million, and $2.5 million during 2012, 2011 and 2010, respectively. The Atlantic-EPR II joint venture has a mortgage note payable of $11.8 million at December 31, 2012 secured by a megaplex theatre, and the note matures in September 2013. Condensed financial information for Atlantic-EPR I and Atlantic-EPR II joint ventures is included in Note 9 to the consolidated financial statements included in this Annual Report on Form 10-K.

The partnership agreements for Atlantic-EPR I and Atlantic-EPR II allow our partner, Atlantic of Hamburg, Germany (“Atlantic”), to exchange up to a maximum of 10% of its ownership interest per year in each of the joint ventures for common shares of the Company or, at our discretion, the cash value of those shares as defined in each of the partnership agreements. During 2010, we paid Atlantic cash of $679 and $186 (in thousands) in exchange for additional ownership of 3.1% and 1.6% for Atlantic-EPR I and Atlantic-EPR II, respectively. During 2011, we paid Atlantic cash of $2.5 million and $258 thousand in exchange for additional ownership of 11.3% and 2.0% for Atlantic-EPR I and Atlantic-EPR II, respectively. During 2012, we paid Atlantic cash of $1.3 million and $490 thousand in exchange for additional ownership of 6.0% and 3.8% for Atlantic-EPR I and Atlantic-EPR II, respectively. These exchanges did not impact total partners’ equity in either Atlantic-EPR I or Atlantic-EPR II.

In addition, as of December 31, 2012 and 2011 we had invested $4.7 million and $4.2 million, respectively, in unconsolidated joint ventures for three theatre projects located in China. We recognized income of $489 thousand, $42 thousand and a loss of $157 thousand from its investment in these joint ventures for the years ended December 31, 2012, 2011 and 2010, respectively.

Capital Structure

We believe that our shareholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest, fixed charge and debt service coverage ratios. We expect to maintain our debt to gross assets ratio (i.e. total long-term debt to total assets plus accumulated depreciation) between 35% and 45%. However, the timing and size of our equity and debt offerings may cause us to temporarily operate over this threshold. At December 31, 2012, this ratio was 41%. Our long-term debt as a percentage of our total market capitalization at December 31, 2012 was 35%; however, we do not manage to a ratio based on total market capitalization due to the inherent variability that is driven by changes in the market price of our common shares. We calculate our total market capitalization of $3.9 billion by aggregating the following at December 31, 2012:

•	Common shares outstanding of 46,887,401 multiplied by the last reported sales price of our common shares on the NYSE of $46.11 per share, or $2.2 billion;

•	Aggregate liquidation value of our Series C convertible preferred shares of $135.0 million;

•	Aggregate liquidation value of our Series E convertible preferred shares of $86.3 million; and

•	Aggregate liquidation value of our Series F convertible preferred shares of $125.0 million; and

•	Total long-term debt of $1.4 billion.

Funds From Operations (FFO), Funds From Operations As Adjusted (FFOAA) and Adjusted Funds from Operations (AFFO)

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

In addition to FFO, we present FFOAA and AFFO. FFOAA is presented by adding to FFO costs associated with loan refinancing or payoff, net, transaction costs, preferred share redemption costs and provision for loan losses. AFFO is presented by adding to FFOAA non-real estate depreciation and amortization, deferred financing fees amortization, share-based compensation expense to management and Trustees and amortization of above market leases, net; and subtracting maintenance capital expenditures (including second generation tenant improvements and leasing commissions), straight-lined rental revenue, and the non-cash portion of mortgage and other financing income.

FFO, FFOAA and AFFO are widely used measures of the operating performance of real estate companies and are provided here as a supplemental measure to GAAP net income available to common shareholders and earnings per share, and management provides FFO, FFOAA and AFFO herein because it believes this information is useful to investors in this regard. FFO, FFOAA and AFFO are non-GAAP financial measures. FFO, FFOAA and AFFO do not represent cash flows from operations as defined by GAAP and are not indicative that cash flows are adequate to fund all cash needs and are not to be considered alternatives to net income or any other GAAP measure as a measurement of the results of our operations or our cash flows or liquidity as defined by GAAP. It should also be noted that not all REITs calculate FFO, FFOAA and AFFO the same way so comparisons with other REITs may not be meaningful.

The following table summarizes our FFO, FFOAA and AFFO including per share amounts for FFO and FFOAA, for the years ended December 31, 2012, 2011 and 2010 (unaudited, in thousands, except per share information):

	Year ended December 31,
	2012	2011	2010
FFO:
Net income available to common shareholders of EPR Properties	$93,160	$84,319	$84,668
Loss (gain) on sale or acquisition of property	27	(19,545)	(8,287)
Real estate depreciation and amortization	51,162	49,009	52,828
Allocated share of joint venture depreciation	581	452	308
Impairment charges	23,909	36,056	463
Noncontrolling interest	—	—	(1,905)
FFO available to common shareholders of EPR Properties	$168,839	$150,291	$128,075
FFOAA:
FFO available to common shareholders of EPR Properties	168,839	150,291	128,075
Costs associated with loan refinancing or payoff, net	627	5,998	15,620
Transaction costs	404	1,730	7,787
Preferred share redemption costs	3,888	2,769	—
Provision for loan losses	—	—	700
FFOAA available to common shareholders of EPR Properties	$173,758	$160,788	$152,182
AFFO:
FFOAA available to common shareholders of EPR Properties	173,758	160,788	152,182
Non-real estate depreciation and amortization	1,057	1,077	596
Deferred financing fees amortization	4,218	3,807	4,809
Share-based compensation expense to management and trustees	5,833	5,610	4,710
Maintenance capital expenditures (1)	(4,772)	(3,881)	(5,882)
Straight-lined rental revenue	(4,632)	(966)	(1,883)
Non-cash portion of mortgage and other financing income	(4,988)	(5,174)	(5,738)
Amortization of above market leases, net	—	20	200
AFFO available to common shareholders of EPR Properties	$170,474	$161,281	$148,994

FFO per common share attributable to EPR Properties:
Basic	$3.61	$3.22	$2.83
Diluted	3.59	3.20	2.81
FFOAA per common share attributable to EPR Properties:
Basic	$3.71	$3.45	$3.37
Diluted	3.69	3.43	3.34
Shares used for computation (in thousands):
Basic	46,798	46,640	45,206
Diluted	47,049	46,901	45,555
Other financial information:
Dividends per common share	$3.00	$2.80	$2.60

(1)	Includes maintenance capital expenditures and certain second generation tenant improvements and leasing commissions.
The additional 1.9 million common shares that would result from the conversion of our 5.75% Series C cumulative convertible preferred shares and the additional 1.6 million common shares that would result from the conversion of our 9.0% Series E cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted earnings per share for the years ended December 31, 2012, 2011 and 2010 because the effect is anti-dilutive.

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
Substantially all of our megaplex theatre leases as well as other leases provide for base and participating rent features. In addition, certain of our mortgage notes receivable similarly provide for base and participating interest. To the extent inflation causes tenant or borrower revenues at our properties to increase over baseline amounts, we would participate in those revenue increases through our right to receive annual percentage rent and/or participating interest.
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
Our leases are generally triple-net leases requiring the tenants to pay substantially all expenses associated with the operation of the properties, thereby minimizing our exposure to increases in costs and operating expenses resulting from inflation. A portion of our megaplex theatre, retail and restaurant leases are non-triple-net leases. These leases represent approximately 12% of our total real estate square footage. To the extent any of those leases contain fixed expense reimbursement provisions or limitations, we may be subject to increases in costs resulting from inflation that are not fully passed through to tenants.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks, primarily relating to potential losses due to changes in interest rates and foreign currency exchange rates. We seek to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new long-term fixed rate borrowings whenever possible. We also have a $400.0 million unsecured revolving credit facility with $39.0 million outstanding as of December 31, 2012 and a $10.7 million bond, both of which bear interest at a floating rate. In addition, on January 5, 2012, we entered into a $240.0 million five year term loan facility which bears interest at a floating rate. As further described in Note 13 to the consolidated financial statements in this Annual Report on Form 10-K, this LIBOR based debt was converted with interest rate swaps to a fixed rate of 2.66% for four years.
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
The following table presents the principal amounts, weighted average interest rates, and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes as of December 31 (including the impact of the interest rate swap agreements described below):

Expected Maturities (in millions)

	2013	2014	2015	2016	2017	Thereafter	Total	Estimated Fair Value
December 31, 2012:
Fixed rate debt	$17.4	$153.8	$101.9	$103.4	$329.3	$613.4	$1,319.2	$1,393.9
Average interest rate	6.3%	6.3%	5.7%	6.1%	3.5%	6.6%	5.7%	4.4%
Variable rate debt	$—	$—	$39.0	$—	$—	$10.6	$49.6	$49.6
Average interest rate (as of December 31, 2012)	—%	—%	1.9%	—%	—%	0.2%	1.5%	1.5%

	2012	2013	2014	2015	2016	Thereafter	Total	Estimated Fair Value
December 31, 2011:
Fixed rate debt	$90.4	$116.4	$155.9	$101.9	$103.4	$352.7	$920.7	$950.0
Average interest rate	6.5%	6.0%	6.3%	5.7%	6.1%	7.2%	6.6%	5.5%
Variable rate debt	$—	$—	$—	$223.0	$—	$10.6	$233.6	$233.6
Average interest rate (as of December 31, 2011)	—%	—%	—%	2.0%	—%	0.1%	1.9%	1.9%
The fair value of our debt as of December 31, 2012 and 2011 is estimated by discounting the future cash flows of each instrument using current market rates including current market spreads.
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

Additionally, we have entered into foreign currency forward agreements to hedge the currency fluctuations related to the monthly cash flows of our Canadian properties. These foreign currency forwards settle at the end of each month from January to December 2013 and lock in an exchange rate of $0.98 CAD to $0.99 CAD per U.S. dollar on $500 thousand monthly CAD denominated cash flows.
See Note 13 to the consolidated financial statements in this Annual Report on Form 10-K for additional information on our derivative financial instruments and hedging activities.

Item 8. Financial Statements and Supplementary Data
EPR Properties

Report of Independent Registered Public Accounting Firm
The Board of Trustees and Shareholders
EPR Properties:
We have audited the accompanying consolidated balance sheets of EPR Properties and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedules II and III. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EPR Properties and subsidiaries of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of EPR Properties' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2013 expressed an unqualified opinion on the effectiveness of EPR Properties' internal control over financial reporting.

/s/ KPMG LLP

Kansas City, Missouri
February 27, 2013

EPR PROPERTIES Consolidated Balance Sheets (Dollars in thousands except share data)

	December 31,
	2012	2011
Assets
Rental properties, net of accumulated depreciation of $375,684 and $335,116 at December 31, 2012 and 2011, respectively	$1,885,093	$1,819,176
Rental properties held for sale, net	2,788	4,696
Land held for development	196,177	184,457
Property under development	29,376	22,761
Mortgage notes and related accrued interest receivable, net	455,752	325,097
Investment in a direct financing lease, net	234,089	233,619
Investment in joint ventures	11,971	25,053
Cash and cash equivalents	10,664	14,625
Restricted cash	23,991	19,312
Deferred financing costs, net	19,679	18,527
Accounts receivable, net	38,738	35,005
Other assets	38,412	31,667
Total assets	$2,946,730	$2,733,995
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$65,481	$36,036
Common dividends payable	35,165	32,709
Preferred dividends payable	6,021	6,002
Unearned rents and interest	11,333	6,850
Long-term debt	1,368,832	1,154,295
Total liabilities	1,486,832	1,235,892
Equity:
Common Shares, $.01 par value; 75,000,000 shares authorized; and 48,454,181 and 48,062,593 shares issued at December 31, 2012 and 2011, respectively	484	480
Preferred Shares, $.01 par value; 25,000,000 shares authorized:
5,400,000 Series C convertible shares issued at December 31, 2012 and 2011; liquidation preference of $135,000,000	54	54
0 and 4,600,000 Series D shares issued at December 31, 2012 and 2011; liquidation preference of $115,000,000	—	46
3,450,000 Series E convertible shares issued at December 31, 2012 and 2011; liquidation preference of $86,250,000	35	35
5,000,000 and 0 Series F shares issued at December 31, 2012 and 2011; liquidation preference of $125,000,000	50	—
Additional paid-in-capital	1,769,227	1,719,066
Treasury shares at cost: 1,566,780 and 1,335,879 common shares at December 31, 2012 and 2011, respectively	(55,308)	(44,834)
Accumulated other comprehensive income	20,622	23,463
Distributions in excess of net income	(275,643)	(228,261)
EPR Properties shareholders’ equity	1,459,521	1,470,049
Noncontrolling interests	377	28,054
Equity	$1,459,898	$1,498,103
Total liabilities and equity	$2,946,730	$2,733,995
See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Income (Dollars in thousands except per share data)

	Year Ended December 31,
	2012	2011	2010
Rental revenue	$238,440	$224,253	$213,131
Tenant reimbursements	18,575	17,965	17,100
Other income	769	427	536
Mortgage and other financing income	64,002	55,633	52,081
Total revenue	321,786	298,278	282,848
Property operating expense	25,283	24,216	22,717
Other expense	1,681	1,947	1,106
General and administrative expense	23,170	20,173	18,225
Costs associated with loan refinancing or payoff, net	627	3,700	11,383
Interest expense, net	76,656	71,481	70,334
Transaction costs	404	1,727	517
Provision for loan losses	—	—	700
Impairment charges	10,870	18,684	463
Depreciation and amortization	50,254	45,755	43,076
Income before equity in income from joint ventures and discontinued operations	132,841	110,595	114,327
Equity in income from joint ventures	1,025	2,847	2,138
Income from continuing operations	$133,866	$113,442	$116,465
Discontinued operations:
Income (loss) from discontinued operations	864	(346)	(4,427)
Impairment charges	(13,039)	(17,372)	—
Transaction costs	—	(3)	(7,270)
Gain (loss) on sale or acquisition of real estate	(27)	19,545	8,287
Net income	121,664	115,266	113,055
Add: Net loss (income) attributable to noncontrolling interests	(108)	(38)	1,819
Net income attributable to EPR Properties	121,556	115,228	114,874
Preferred dividend requirements	(24,508)	(28,140)	(30,206)
Preferred share redemption costs	(3,888)	(2,769)	—
Net income available to common shareholders of EPR Properties	$93,160	$84,319	$84,668
Per share data attributable to EPR Properties common shareholders:
Basic earnings per share data:
Income from continuing operations	$2.25	$1.77	$1.90
Income (loss) from discontinued operations	(0.26)	0.04	(0.03)
Net income available to common shareholders	$1.99	$1.81	$1.87
Diluted earnings per share data:
Income from continuing operations	$2.24	$1.76	$1.89
Income (loss) from discontinued operations	(0.26)	0.04	(0.03)
Net income available to common shareholders	$1.98	$1.80	$1.86
Shares used for computation (in thousands):
Basic	46,798	46,640	45,206
Diluted	47,049	46,901	45,555
See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Comprehensive Income (Dollars in thousands)

	Year Ended December 31,
	2012	2011	2010
Net income	$121,664	$115,266	$113,055
Other comprehensive income (loss):
Foreign currency translation adjustment	3,132	1,651	19,070
Change in unrealized gain (loss) on derivatives	(5,973)	1,620	(7,864)
Comprehensive income	118,823	118,537	124,261
Comprehensive loss (income) attributable to the noncontrolling interests	(108)	(38)	1,819
Comprehensive income attributable to EPR Properties	$118,715	$118,499	$126,080
See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Changes in Equity Years Ended December 31, 2012, 2011 and 2010 (Dollars in thousands)

	EPR Properties Shareholders’ Equity
	Common Stock		Preferred Stock		Additional paid-in capital	Treasury shares	Loans to shareholders	Accumulated other comprehensive income (loss)	Distributions in excess of net income	Noncontrolling interests	Total
	Shares	Par	Shares	Par
Balance at December 31, 2009	43,867,677	$438	16,650,000	$167	$1,633,116	$(29,968)	$(1,925)	$18,961	$(147,927)	$(4,905)	$1,467,957
Restricted share units issued to Trustees	10,506	—	—	—	473	—	—	—	—	—	473
Issuance of nonvested shares,net	116,128	1	—	—	1,303	(2,190)	—	—	—	—	(886)
Amortization of nonvested shares	—	—	—	—	3,590	—	—	—	—	—	3,590
Share option expense	—	—	—	—	674	—	—	—	—	—	674
Foreign currency translation adjustment	—	—	—	—	—	—	—	19,070	—	—	19,070
Change in unrealized gain/loss on derivatives	—	—	—	—	—	—	—	(7,864)	—	—	(7,864)
Loss reclassified from accumulated other comprehensive income into earnings from termination of derivatives	—	—	—	—	—	—	—	8,675	—	—	8,675
Collection of shareholder loan	—	—	—	—	—	(3,261)	1,925	—	—	—	(1,336)
Net income (loss)	—	—	—	—	—	—	—	—	114,874	(1,819)	113,055
Issuances of common shares, net of costs of $6,623	3,606,368	36	—	—	141,206	—	—	—	—	—	141,242
Stock option exercises, net	168,743	2	—	—	3,526	(4,343)	—	—	—	—	(815)
Dividends to common and preferred shareholders	—	—	—	—	—	—	—	—	(148,803)	—	(148,803)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	10	10
Impact of litigation settlement including option granted on Concord land	—	—	—	—	1,483	—	—	—	—	34,733	36,216
Balance at December 31, 2010	47,769,422	$477	16,650,000	$167	$1,785,371	$(39,762)	$—	$38,842	$(181,856)	$28,019	$1,631,258
Restricted share units issued to Trustees	10,519	—	—	—	502	—	—	—	—	—	502
Issuance of nonvested shares, net	137,020	1	—	—	1,967	(3,070)	—	—	—	—	(1,102)
Amortization of nonvested shares	—	—	—	—	4,239	—	—	—	—	—	4,239
Share option expense	—	—	—	—	778	—	—	—	—	—	778
Foreign currency translation adjustment	—	—	—	—	—	—	—	1,651	—	—	1,651
Change in unrealized gain/loss on derivatives	—	—	—	—	—	—	—	1,620	—	—	1,620
Foreign currency translation gain reclassified from accumulated other comprehensive income into earnings from the substantial liquidation of foreign net assets	—	—	—	—	—	—	—	(23,236)	—	—	(23,236)
Loss reclassified from accumulated other comprehensive income into earnings from termination of interest rate swaps	—	—	—	—	—	—	—	4,586	—	—	4,586
Net income	—	—	—	—	—	—	—	—	115,228	38	115,266
Issuances of common shares	10,436	1	—	—	471	—	—	—	—	—	472
Redemption of Series B preferred shares	—	—	(3,200,000)	(32)	(77,229)	—	—	—	(2,769)	—	(80,030)
Stock option exercises, net	135,196	1	—	—	2,967	(2,002)	—	—	—	—	966
Dividends to common and preferred shareholders	—	—	—	—	—	—	—	—	(158,864)	—	(158,864)
Purchase of subsidiary shares from noncontrolling interest	—	—	—	—	—	—	—	—	—	(3)	(3)
Balance at December 31, 2011	48,062,593	$480	13,450,000	$135	$1,719,066	$(44,834)	$—	$23,463	$(228,261)	$28,054	$1,498,103
Continued on next page.

EPR PROPERTIES Consolidated Statements of Changes in Equity Years Ended December 31, 2012, 2011 and 2010 (Dollars in thousands) (continued)

	EPR Properties Shareholders’ Equity
	Common Stock		Preferred Stock		Additional paid-in capital	Treasury shares	Loans to shareholders	Accumulated other comprehensive income (loss)	Distributions in excess of net income	Noncontrolling interests	Total
	Shares	Par	Shares	Par
Continued from previous page.
Balance at December 31, 2011	48,062,593	$480	13,450,000	$135	$1,719,066	$(44,834)	$—	$23,463	$(228,261)	$28,054	$1,498,103
Restricted share units issued to Trustees	10,925	—	—	—	488	—	—	—	—	—	488
Issuance of nonvested shares, net	148,095	1	—	—	1,491	(3,237)	—	—	—	—	(1,745)
Amortization of nonvested shares	—	—	—	—	4,402	—	—	—	—	—	4,402
Share option expense	—	—	—	—	937	—	—	—	—	—	937
Foreign currency translation adjustment	—	—	—	—	—	—	—	3,132	—	—	3,132
Change in unrealized gain/loss on derivatives	—	—	—	—	—	—	—	(5,973)	—	—	(5,973)
Net income	—	—	—	—	—	—	—	—	121,556	108	121,664
Issuances of common shares	8,387	1	—	—	372	—	—	—	—	—	373
Issuance of Series F preferred shares	—	—	5,000,000	50	120,517	—	—	—	—	—	120,567
Redemption of Series D preferred shares	—	—	(4,600,000)	(46)	(111,079)	—	—	—	(3,888)	—	(115,013)
Stock option exercises, net	224,181	2	—	—	5,248	(7,237)	—	—	—	—	(1,987)
Dividends to common and preferred shareholders	—	—	—	—	—	—	—	—	(165,050)	—	(165,050)
Forfeiture of noncontrolling interest	—	—	—	—	27,785	—	—	—	—	(27,785)	—
Balance at December 31, 2012	48,454,181	$484	13,850,000	$139	$1,769,227	$(55,308)	$—	$20,622	$(275,643)	377	$1,459,898

See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Cash Flows (Dollars in thousands)

	Year Ended December 31,
	2012	2011	2010
Operating activities:
Net income	$121,664	$115,266	$113,055
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	—	700
Non-cash impairment charges	10,870	18,684	463
Loss (income) from discontinued operations	12,202	(1,824)	3,410
Costs associated with loan refinancing or payoff, net (non-cash portion)	440	1,759	3,067
Equity in income from joint ventures	(1,025)	(2,847)	(2,138)
Distributions from joint ventures	1,046	2,848	2,482
Depreciation and amortization	50,254	45,755	43,076
Amortization of deferred financing costs	4,218	3,807	4,408
Share-based compensation expense to management and trustees	5,833	5,610	4,710
Increase in restricted cash	(6,681)	(652)	(1,961)
Increase in mortgage notes accrued interest receivable	(409)	(5)	(828)
Decrease (increase) in accounts receivable, net	(6,348)	848	(3,565)
Increase in direct financing lease receivable	(4,964)	(5,073)	(4,750)
Increase in other assets	(1,158)	(52)	(3,030)
Increase in accounts payable and accrued liabilities	8,726	4,185	11,859
Increase (decrease) in unearned rents	5,447	66	(465)
Net operating cash provided by continuing operations	200,115	188,375	170,493
Net operating cash provided by discontinued operations	7,140	7,424	9,898
Net cash provided by operating activities	207,255	195,799	180,391
Investing activities:
Acquisition of rental properties and other assets	(73,188)	(53,175)	(131,057)
Investment in unconsolidated joint ventures	(1,800)	(3,970)	(16,691)
Cash paid related to Cappelli settlement	—	—	(4,586)
Investment in mortgage notes receivable	(113,823)	(19,688)	(5,696)
Investment in a direct financing lease, net	—	(2,113)	(51,833)
Proceeds from sale of investment in a direct financing lease, net	4,494	—	—
Additions to properties under development	(113,599)	(57,926)	(4,934)
Net cash used by investing activities of continuing operations	(297,916)	(136,872)	(214,797)
Net cash used by other investing activities of discontinued operations	—	(58)	(112,977)
Net proceeds from sale of real estate from discontinued operations	42,133	226,612	7,456
Net cash provided (used) by investing activities	(255,783)	89,682	(320,318)
Financing activities:
Proceeds from long-term debt facilities	871,000	387,000	770,225
Principal payments on long-term debt	(658,571)	(425,859)	(616,494)
Deferred financing fees paid	(5,800)	(3,731)	(11,609)
Net proceeds from issuance of common shares	231	253	141,134
Net proceeds from issuance of preferred shares	120,567	—	—
Redemption of preferred shares	(115,013)	(80,030)	—
Impact of stock option exercises, net	(1,987)	966	(815)
Purchase of common shares for treasury	(3,232)	(3,070)	(2,182)
Dividends paid to shareholders	(162,775)	(157,844)	(146,324)
Other, net	—	—	291
Net cash provided (used) by financing activities of continuing operations	44,420	(282,315)	134,226
Net cash used by financing activities of discontinued operations	—	—	(6,271)
Net cash provided (used) by financing activities	44,420	(282,315)	127,955
Effect of exchange rate changes on cash	147	(317)	610
Net increase (decrease) in cash and cash equivalents	(3,961)	2,849	(11,362)
Cash and cash equivalents at beginning of the year	14,625	11,776	23,138
Cash and cash equivalents at end of the year	$10,664	$14,625	$11,776
Supplemental information continued on next page.

EPR PROPERTIES Consolidated Statements of Cash Flows (Dollars in thousands) Continued from previous page.

	Year Ended December 31,
	2012	2011	2010
Supplemental schedule of non-cash activity:
Transfer of property under development to rental property	$96,178	$41,087	$7,005
Acquisiton of real estate in exchange for assumption of debt at fair value	$—	$4,109	$—
Issuance of nonvested shares and restricted share units at fair value, including nonvested shares issued for payment of bonuses	$7,181	$6,785	$4,718
Receipt of 86,056 common shares in payment of shareholder loans	$—	$—	$3,261
Conversion of equity to mortgage note receivable related to Atlantic-EPR I	$14,852	$—	$—
Adjustment of noncontrolling interest to additional paid in capital	$27,785	$—	$—
Sale of real estate in exchange for note receivable	$2,500	$—	$—
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$66,302	$69,368	$63,096
Cash paid (received) during the year for income taxes	$(325)	$40	$469
See accompanying notes to consolidated financial statements.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

1. Organization

Description of Business
EPR Properties (the Company) is a specialty real estate investment trust (REIT) organized on August 29, 1997 in Maryland. Effective November 12, 2012, the Company updated its name from Entertainment Properties Trust to EPR Properties. The Company develops, owns, leases and finances properties in select market segments primarily related to entertainment, education and recreation. The Company’s properties are located in the United States and Canada.

2. Summary of Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements include the accounts of EPR Properties and its subsidiaries, all of which are wholly-owned except for those subsidiaries discussed below.

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

As further explained in Note 10, the Company owns 96% of the membership interests of VinREIT, LLC (VinREIT). Net income attributable to noncontrolling interest related to VinREIT was $108 thousand, $38 thousand and $86 thousand for the years ended December 31, 2012, 2011 and 2010, respectively, representing the noncontrolling interest’s portion of the annual cash flow. Total noncontrolling interest in VinREIT included in the accompanying consolidated balance sheets was $377 thousand and $269 thousand at December 31, 2012 and 2011, respectively.

As further described in Note 8, on June 18, 2010, the Company entered into a series of agreements with Louis Cappelli (Mr. Cappelli) and several of his affiliates regarding the settlement of all pending litigation and a restructuring of the Company’s investments with Mr. Cappelli and his affiliates. Among other things, as a part of the settlement, the Company became the sole owner of the New Rochelle, New York entertainment retail center (New Roc), and no longer has any ownership interest in the City Center entertainment retail center in White Plains, New York (City Center.)

Prior to June 18, 2010, New Roc was owned 71.4% by the Company. There was no net income attributable to noncontrolling interest related to New Roc for the year ended December 31, 2010.

Prior to June 18, 2010, the Company had a 66.67% voting interest in LC White Plains Retail LLC, LC White Plains Recreation LLC and Cappelli Group LLC (collectively, the White Plains LLCs), which owned City Center. Each of these entities was formerly a VIE and the Company was deemed the primary beneficiary. Net loss attributable to noncontrolling interest related to the White

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Plains LLCs was $1.9 million for the year ended December 31, 2010. The operating results of this property have been reclassified into discontinued operations in the accompanying consolidated statements of income for the year ended December 31, 2010. See Note 21 for further details.

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

Accounting for Acquisitions
Upon acquisitions of real estate properties, the Company records the fair value of acquired tangible assets (consisting of land, building, tenant improvements, and furniture, fixtures and equipment) and identified intangible assets and liabilities (consisting of above and below market leases, in-place leases, tenant relationships and assumed financing that is determined to be above or below market terms) as well as any noncontrolling interest in accordance with FASB ASC Topic 805 on Business Combinations (Topic 805). In addition, in accordance with Topic 805, acquisition-related costs in connection with business combinations are expensed as incurred, rather than capitalized. Costs related to such transactions, as well as costs associated with terminated transactions, are included in the accompanying Consolidated Statements of Income as transaction costs. Transaction costs totaled $0.4 million, $1.7 million and $7.8 million (including $7.3 million in discontinued operations) for the years ended December 31, 2012, 2011 and 2010, respectively.

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

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

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
Management of the Company reviews the carrying value of intangible assets for impairment on an annual basis.
Intangible assets (included in Other Assets in the accompanying consolidated balance sheets) consist of the following at December 31 (in thousands):

	2012	2011
In-place leases, net of accumulated amortization of $11.0 million and $9.6 million, respectively	$2,628	$3,792
Goodwill	693	693
Total intangible assets, net	$3,321	$4,485
In-place leases, net at December 31, 2012 and 2011 of approximately $2.6 million and $3.8 million, respectively, relate to four entertainment retail centers in Ontario, Canada that were purchased on March 1, 2004 and one entertainment retail center in Burbank, California that was purchased on March 31, 2005. Goodwill at December 31, 2012 and 2011 relates solely to the acquisition of New Roc that was acquired on October 27, 2003. Amortization expense related to in-place leases is computed using the straight-line method and was $1.2 million, $1.3 million and $1.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. The weighted average life for these in-place leases at December 31, 2012 is 2.7 years.
Future amortization of in-place leases, net at December 31, 2012 is as follows (in thousands):

Amount
Year:
2013	$1,245
2014	656
2015	540
2016	165
2017	22
Thereafter	—
Total	$2,628

Deferred Financing Costs
Deferred financing costs are amortized over the terms of the related long-term debt obligations or mortgage note receivable as applicable.

Capitalized Development Costs
The Company capitalizes certain costs that relate to property under development including interest and a portion of internal legal personnel costs.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Operating Segments
For financial reporting purposes, the Company groups its investments into four reportable operating segments: entertainment, education, recreation and other. See Note 23 for financial information related to these operating segments.

Revenue Recognition
Rents that are fixed and determinable are recognized on a straight-line basis over the minimum terms of the leases. Base rent escalation on leases that are dependent upon increases in the Consumer Price Index (CPI) is recognized when known. In addition, most of the Company's tenants are subject to additional rents if gross revenues of the properties exceed certain thresholds defined in the lease agreements (percentage rents). Percentage rents as well as participating interest for those mortgage agreements that contain similar such clauses are recognized at the time when specific triggering events occur as provided by the lease or mortgage agreements. Rental revenue included percentage rents of $1.8 million, $1.2 million and $1.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. Mortgage and other financing income included participating interest income of $0.9 million and $0.5 million for the years ended December 31, 2012 and 2011, respectively. No participating interest income was recognized for the year ended December 31, 2010. Lease termination fees are recognized when the related leases are canceled and the Company has no obligation to provide services to such former tenants. Termination fees of $0.1 million and $1.1 million (of which $1.0 million has been classified within discontinued operations) were recognized during the years ended December 31, 2012 and 2011, respectively. See Note 21 for further details. No termination fees were recognized during the year ended December 31, 2010.

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

Allowance for Doubtful Accounts
Accounts receivable is reduced by an allowance for amounts that may become uncollectible in the future. The Company’s accounts receivable balance is comprised primarily of rents and operating cost recoveries due from tenants as well as accrued rental rate increases to be received over the life of the existing leases. The Company regularly evaluates the adequacy of its allowance for doubtful accounts. The evaluation primarily consists of reviewing past due account balances and considering such factors as the credit quality of the Company’s tenants, historical trends of the tenant and/or other debtor, current economic conditions and changes in customer payment terms. Additionally, with respect to tenants in bankruptcy, the Company estimates the expected recovery through bankruptcy claims and increases the allowance for amounts deemed uncollectible. If the Company’s assumptions regarding the collectiblity of accounts receivable prove incorrect, the Company could experience write-offs of the accounts receivable or accrued straight-line rents receivable in excess of its allowance for doubtful accounts. The allowance for doubtful accounts was $3.9 million and $5.2 million at December 31, 2012 and 2011, respectively.

Mortgage Notes and Other Notes Receivable
Mortgage notes and other notes receivable, including related accrued interest receivable, consist of loans originated by the Company and the related accrued and unpaid interest income as of the balance sheet date. Mortgage notes and other notes receivable are initially recorded at the amount advanced to the borrower and the Company defers certain loan origination and commitment fees, net of certain origination costs, and amortizes them over the term of the related loan. Interest income on performing loans is accrued as earned. The Company evaluates the collectability of both interest and principal of each of its loans to determine whether it is impaired. A loan is considered to be impaired when, based on current information and events, the Company determines that it is probable that it will be unable to collect all amounts due according to the existing contractual terms. An insignificant delay or shortfall in amounts of payments does not necessarily result in the loan being identified as impaired. When a loan is considered to be impaired, the amount of loss, if any, is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the loan’s effective interest rate or to the fair value of the Company’s interest in the underlying collateral, less costs to sell, if the loan is collateral dependent. For impaired loans, interest income is recognized on a cash basis, unless the Company determines based on the loan to estimated fair value ratio the loan should be on the cost recovery method, and any cash payments received would then be reflected as a reduction of principal. Interest income recognition is recommenced

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

if and when the impaired loan becomes contractually current and performance is demonstrated to be resumed. During the year ended December 31, 2012, the Company wrote off $8.1 million of previously impaired and fully reserved notes receivable. These notes were due from Sapphire Wines LLC and were deemed uncollectible by the Company during the fourth quarter of 2012.

Income Taxes
The Company operates in a manner intended to qualify as a REIT under the Internal Revenue Code (the Code). A REIT which distributes at least 90% of its taxable income to its shareholders each year and which meets certain other conditions is not taxed on that portion of its taxable income which is distributed to its shareholders. The Company intends to continue to qualify as a REIT and distribute substantially all of its taxable income to its shareholders.

The Company owns certain real estate assets which are subject to income tax in Canada. In addition, the Company has certain taxable REIT subsidiaries, as permitted under the Code, through which it conducts certain business activities and are subject to federal and state income taxes on their net taxable income. One of the taxable REIT subsidiaries holds four unconsolidated joint ventures located in China. The Company records these investments using the equity method; therefore the income reported by the Company is net of income tax paid to the Chinese authorities. Temporary differences between income for financial reporting purposes and taxable income for the Canadian operations and the taxable REIT subsidiaries relate primarily to depreciation, amortization of deferred financing costs and straight line rents. As of December 31, 2012 and 2011, respectively, the Canadian operations and the taxable REIT subsidiaries had deferred tax assets totaling approximately $19.3 million and $17.5 million and deferred tax liabilities totaling approximately $4.2 million and $4.1 million. As there is no assurance that the Canadian operations and the taxable REIT subsidiaries will generate taxable income in the future beyond the reversal of temporary taxable differences, the deferred tax assets and liabilities have been offset by a valuation allowance such that there is no net deferred tax asset or liability at December 31, 2012 and 2011. The tax benefit of the cumulative losses could be recognized for financial reporting purposes in future periods to the extent the taxable REIT subsidiaries or the Canadian operations generate sufficient taxable income. Furthermore, the Company qualified as a REIT and distributed the necessary amount of taxable income such that no federal income taxes were due for the years ended December 31, 2012, 2011 and 2010. Accordingly, no provision for federal income taxes was recorded for any of those years. If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain provisions, it will be subject to federal and state income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company is subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed taxable income. These amounts are not material to the financial statements. Tax years 2009 through 2012 remain generally open to examination for U.S. federal income tax and state tax purposes and from 2007 through 2012 for Canada income tax purposes. The Company did not have any unrecognized tax benefits recorded as of December 31, 2012 or December 31, 2011.

The Company’s policy is to recognize interest and penalties as general and administrative expense. In 2012 and 2011, the Company did not recognize any expense (benefit) related to interest and penalties. The Company did not have any accrued interest and penalties at December 31, 2012 or December 31, 2011.

Concentrations of Risk
American Multi-Cinema, Inc. (AMC) was the lessee of a substantial portion (31%) of the megaplex theatre rental properties held by the Company (including joint venture properties) at December 31, 2012 as a result of a series of sale leaseback transactions pertaining to AMC megaplex theatres. A substantial portion of the Company’s total revenues (approximately $95.1 million or 30% , $105.3 million or 35% and $106.4 million or 38%, for the years ended December 31, 2012, 2011 and 2010, respectively) result from the revenue from AMC under the leases, or from its parent, AMC Entertainment, Inc. (AMCE), as the guarantor of AMC’s obligations under the leases. During July of 2012, the leases at four of the Company's megaplex theatres located in Canada were assumed by third-party operators and are no longer leased to AMC. AMCE has publicly reported total assets of $3.6 billion and $3.7 billion, total liabilities of $3.5 billion and $3.4 billion and total stockholders' equity of $154.3 million and $360.2 million at March 29, 2012 and March 31, 2011, respectively. AMCE has publicly reported a net loss of $82.0 million for the fifty-two weeks ended March 29, 2012, a net loss of $122.9 million for the fifty-two weeks ended March 31, 2011 and net earnings of $69.8 million for the fifty-two weeks ended April 1, 2010. In addition, AMCE has publicly reported net earnings of $51.4 million for the twenty-six weeks ended September 27, 2012. AMCE has publicly held debt and the foregoing financial information was reported in its consolidated financial information which is publicly available. On August 30, 2012, Dalian Wanda Group Co., Ltd. (Wanda) announced that it completed its acquisition of AMC Entertainment Holdings, Inc., the parent of AMCE (AMCE Holdings), in a transaction valued at $2.7 billion. Upon completion of the acquisition, AMCE Holdings became a wholly-owned subsidiary of Wanda.

For the years ended December 31, 2012, 2011 and 2010, approximately $42.8 million or 13%, and $42.3 million or 14%, and

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

$40.8 million or 14%, respectively, of total revenue was derived from the Company's four entertainment retail centers in Ontario, Canada. The Company acquired Toronto Dundas Square, a 13-level entertainment retail center located in downtown Toronto, consisting of 330,000 square feet of net rentable area and a signage business consisting of 25,000 square feet of digital and static signage, on March 4, 2010. On March 29, 2011, the Company sold this entertainment retail center and accordingly, the results of operations of the property have been classified within discontinued operations. The Company's wholly owned subsidiaries that hold the four Canadian entertainment retail centers and third-party debt represent approximately $147.3 million or 10% and $144.6 million or 10% of the Company's net assets as of December 31, 2012 and 2011, respectively.

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

Share-Based Compensation
Share-based compensation to employees of the Company is granted pursuant to the Annual Incentive Program and the Long-Term Incentive Plan. Share-based compensation to non-employee trustees of the Company is granted pursuant to the director compensation program and shares are issued under the Company's 2007 Equity Incentive Plan.

Share based compensation expense consists of share option expense, amortization of nonvested share grants, and shares and share units issued to non-employee Trustees for payment of their annual retainers. Share based compensation is included in general and administrative expense in the accompanying consolidated statements of income, and totaled $5.8 million, $5.6 million and $4.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Share Options
Share options are granted to employees pursuant to the Long-Term Incentive Plan and to non-employee Trustees for their service to the Company. The fair value of share options granted is estimated at the date of grant using the Black-Scholes option pricing model. Share options granted to employees vest over a period of four years and share option expense for these options is recognized on a straight-line basis over the vesting period. Share options granted to non-employee Trustees vest immediately but may not be exercised for a period of one year from the grant date. Share option expense for non-employee Trustees is recognized on a straight-line basis over the year of service by the non-employee Trustees.

Nonvested Shares Issued to Employees
The Company grants nonvested shares to employees pursuant to both the Annual Incentive Program and the Long-Term Incentive Plan. The Company amortizes the expense related to the nonvested shares awarded to employees under the Long-Term Incentive Plan and the premium awarded under the nonvested share alternative of the Annual Incentive Program on a straight-line basis over the future vesting period (three to four years). Total expense recognized related to all nonvested shares was $4.4 million, $4.2 million and $3.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Restricted Share Units Issued to Non-Employee Trustees
The Company issues restricted share units to non-employee Trustees for payment of their annual retainers. The fair value of the share units granted was based on the share price at the date of grant. The share units vest upon the earlier of the day preceding the next annual meeting of shareholders or a change of control. The settlement date for the shares is selected by the non-employee trustee, and ranges from one year from the grant date to upon termination of service. This expense was amortized by the Company on a straight-line basis over the year of service by the non-employee Trustees. Total expense recognized related to shares issued to non-employee Trustees was $494 thousand, $493 thousand and $445 thousand for the years ended December 31, 2012, 2011 and 2010, respectively.

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

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

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

Reclassifications
Certain reclassifications have been made to the prior period amounts to conform to the current period presentation primarily for asset groups that qualify for presentation as discontinued operations.

3. Rental Properties
The following table summarizes the carrying amounts of rental properties as of December 31, 2012 and 2011(in thousands):

	2012	2011
Buildings and improvements	$1,734,300	$1,602,676
Furniture, fixtures & equipment	34,028	54,737
Land	492,449	496,879
	2,260,777	2,154,292
Accumulated depreciation	(375,684)	(335,116)
Total	$1,885,093	$1,819,176
Depreciation expense on rental properties was $47.3 million, $42.8 million and $40.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

On March 29, 2011, the Company sold its Toronto Dundas Square entertainment retail center and related signage business in downtown Toronto.  The gross sale proceeds were approximately $226.0 million Canadian (CAD) and the net sales proceeds, after selling costs, were $222.7 million CAD.  The acquirer did not purchase any of the pre-acquisition receivables, payables or accrued liabilities and the purchase and sale agreement called for the establishment of $15.3 million CAD of escrow accounts primarily for the payment of previously accrued property taxes. This amount has been netted against the net proceeds from sale of real estate from discontinued operations in the consolidated statement of cash flows for the year ended December 31, 2011. The net proceeds from this sale, after the aforementioned escrows, were converted to U.S. dollars primarily through a foreign currency forward contract that was entered into on February 3, 2011 and designated as a net investment hedge.  This forward contract allowed the Company to sell $200.0 million CAD for $201.5 million U.S.  The Company used the proceeds to pay down its revolving line of credit and recorded a net gain of $18.3 million U.S. on the sale of real estate, including the impact of foreign currency and the settlement of the forward contract. During 2011 and 2012, approximately $14.0 million CAD, was paid from reserves leaving an outstanding balance of $1.2 million CAD at December 31, 2012. During the fourth quarter of 2011 and the first quarter of 2012, the Company recorded an additional gain on sale or acquisition of real estate of $1.2 million U.S. and $282

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

thousand U.S, respectively, related to the settlement of certain reserves. The results of operations of the project have been classified within discontinued operations retroactively through the first quarter of 2010 as the project was purchased on March 4, 2010 at which time a gain on acquisition of $9.0 million was recognized (see Note 21 for further details). As of December 31, 2012, the Company's consolidated balance sheet includes $1.6 million CAD of assets and $5.6 million CAD of liabilities related to Toronto Dundas Square; however, the Company has no significant continuing involvement with the ownership or operation of the project.

On April 28, 2011, the Company sold its winery assets at the Gary Farrel Winery in Sonoma, California for proceeds of $6.5 million and no gain or loss on sale was recognized. On August 16, 2011, the Company completed the sale of the tasting room portion of its Buena Vista winery facility in Sonoma, California for $1.7 million and no gain or loss on sale was recognized. On September 20, 2011, the Company completed the sale of EOS winery and vineyards in Paso Robles, California, for $13.3 million and a gain on sale of $16 thousand was recognized. As further detailed in Note 21, the results of operations of the properties have been classified within discontinued operations.

During 2012, the Company completed the sale of the remaining assets at its Buena Vista winery and vineyards in Sonoma County, California in three sale transactions for a total of $32.5 million and a net loss on sale of $846 thousand was recognized. Additionally, on December 6, 2012, the Company completed the sale of the Carneros custom crush facility in Sonoma, California for $12.5 million and a gain on sale of $538 thousand was recognized. In consideration for the property, the Company received $10 million in cash and mortgage note receivable of $2.5 million, due in December 2017. As further detailed in Note 21, the results of operations of the properties have been classified within discontinued operations.

4. Impairment Charges

During 2011, the Company recorded impairment charges totaling $36.1 million on eight vineyard and winery properties, including one property which is held for sale. Management estimated the fair values of these properties taking into account various factors, including the shortened holding period, current market conditions as well as independent appraisals for most of the properties utilizing a leased fee or fee simple approach as applicable. It was determined that the carrying value of these properties (included in the Other segment) exceeded the estimated fair values by $36.1 million. Two of these properties were sold during 2011 and 2012. Accordingly, the related results of operations including the impairment charge of $15.6 million for these two properties have been classified within discontinued operations. Additionally, at December 31, 2011, one of the vineyard and winery properties with a carrying value of $4.7 million has been classified as held for sale in the accompanying consolidated balance sheet, and the related results of operations, including the impairment charge of $1.8 million in 2011, has been classified within discontinued operations. See Note 21 for further details.

During 2012, the Company recorded impairment charges totaling $23.9 million on six vineyard and winery properties. The Company began negotiations on or entered into non-binding agreements to sell these assets and as a result, the Company revised its estimated undiscounted cash flows associated with each of these asset groups, considering the shorter expected holding periods, and determined that those estimated cash flows were not sufficient to recover the carrying values of these properties.  Management estimated the fair values of these properties taking into account the various purchase offers, pending purchase agreements, input from an outside broker and previous appraisals. During 2012, the Company sold all of the assets at its Buena Vista vineyard and winery in Sonoma, California, and the related results of operations, including the impairment of $11.1 million, has been classified within discontinued operations. Additionally, at December 31, 2012, one of the vineyard and winery properties with a carrying value of $2.8 million has been classified as held for sale in the accompanying consolidated balance sheet, and the related results of operations, including the impairment of $1.9 million in 2012, has been classified within discontinued operations. See Note 21 for further details.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

5. Accounts Receivable, Net
The following table summarizes the carrying amounts of accounts receivable, net as of December 31, 2012 and 2011 (in thousands):

	2012	2011
Receivable from tenants	$9,379	$6,874
Receivable from non-tenants	1,527	1,265
Receivable from Canada Revenue Agency	793	1,099
Straight-line rent receivable	30,891	26,499
Deferred rent receivable	—	4,420
Allowance for doubtful accounts	(3,852)	(5,152)
Total	$38,738	$35,005

6. Investment in Mortgage Notes

Investment in mortgage notes, including related accrued interest receivable, at December 31, 2012 and 2011 consists of the following (in thousands):

		2012	2011
(1)	Mortgage note, 10.00%, due April 1, 2013	$42,907	$33,677
(2)	Mortgage note and related accrued interest receivable, 9.00%, due June 30, 2013	1,710	1,303
(3)	Mortgage note and related accrued interest receivable, 10.00%, due November 1, 2017	2,517	—
(4)	Mortgage note, 9.50%, due January 31, 2018	17,979	—
(5)	Mortgage notes, 7.00% and 10.00%, due May 1, 2019	178,545	178,384
(6)	Mortgage note, 9.96%, due March 10, 2027	10,945	8,000
(7)	Mortgage notes, 10.61%, due April 3, 2027	62,500	62,500
(8)	Mortgage note, 9.83%, due October 30, 2027	45,714	41,233
(9)	Mortgage note and related accrued interest receivable, 10.65%, due June 28, 2032	36,032	—
(10)	Mortgage note and related accrued interest receivable, 9.00%, due September 1, 2032	19,471	—
(11)	Mortgage note and related accrued interest receivable, 10.25%, due October 31, 2032	22,188	—
(12)	Mortgage note, 10.00%, due December 19, 2032	2,550	—
(13)	Mortgage note and related accrued interest receivable, 9.00%, due December 31, 2032	5,787	—
(14)	Mortgage note, 10.25%, due June 30, 2033	1,977	—
(15)	Mortgage note, 11.31%, due December 31, 2033	4,930	—
	Total mortgage notes and related accrued interest receivable	$455,752	$325,097

(1) The Company's first mortgage loan agreement with Peak Resorts, Inc. (Peak) is secured by approximately 696 acres of development land. The note requires monthly interest payments and Peak is required to fund a debt service reserve for off-season interest payments (those due from April to December). The reserve is to be funded by equal monthly installments during the months of January, February and March. Monthly interest payments are transferred to the Company from this debt service reserve.

(2) The Company's first mortgage loan agreement with Starshine Charter Holdings, LLC is secured by approximately three acres of land and improvements. This note requires monthly interest payments.

(3) The Company's mortgage loan agreement with Carneros Vintners, Inc. is secured by approximately 20 acres of land and a custom crush facility. The note requires monthly interest payments and two principal payments of $750 thousand each during the

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

note term with a final principal payment of $1.0 million due at maturity. Pursuant to the mortgage note, a $10.0 million first mortgage ranks superior to the Company's collateral position.

(4) The Company's first mortgage loan agreement with Cantera 30, L.P. is secured by a theatre and family entertainment development located in Warrenville, Illinois. Cantera 30, L.P. owns direct title to the collateral and this entity is owned by the Company's unconsolidated joint venture, Atlantic-EPR I, in which the Company has a 43.9% investment interest. See footnote 9 for more details. This note requires monthly interest payments.

(5) The Company’s mortgage loan agreements with SVVI, LLC (SVVI) are secured by one water-park and adjacent land in Kansas City, Kansas as well as two other water-parks located in New Braunfels and South Padre Island, Texas. The mortgage notes have cross-default and cross-collateral provisions. Pursuant to the mortgage on the Texas properties, only a seasonal line of credit secured by the Texas parks totaling not more than $7.0 million at any time ranks superior to the Company’s collateral position. The note requires monthly interest payments and SVVI is required to fund a debt service reserve for off-season interest payments (those due from September to May). The reserve is to be funded by equal monthly installments during the months of June, July and August. Monthly interest payments are transferred to the Company from this debt service reserve. The mortgage loan agreements also contain certain participating interest and note pay-down provisions. During the years ended December 31, 2012 and 2011, the Company recognized $862 thousand and $451 thousand of participating interest income, respectively. No participating interest income was recognized during the year ended December 31, 2010. SVV I, LLC is a VIE, but it was determined that the Company was not the primary beneficiary of this VIE. The Company’s maximum exposure to loss associated with SVVI, LLC is limited to the Company’s outstanding mortgage note and related accrued interest receivable.

(6) The Company's first mortgage loan agreement with SNH Development, Inc. is secured by a ski resort located in Bennington, New Hampshire with a total of 308 acres. This loan is guaranteed by Peak, which operates the property. The note requires monthly interest payments and Peak is required to fund a debt service reserve for off-season interest payments (those due from April to December). The reserve is to be funded by equal monthly installments during the months of January, February and March. Monthly interest payments are transferred to the Company from this debt service reserve. Annually, this interest rate increases based on a formula dependent in part on increases in the CPI.

(7) The Company's first mortgage loan agreements with Peak are secured by two ski resorts located in Vermont and New Hampshire. Mount Snow is approximately 2,378 acres and is located in both West Dover and Wilmington, Vermont. Mount Attitash is approximately 1,250 acres and is located in Bartlett, New Hampshire. The note requires monthly interest payments and Peak is required to fund a debt service reserve for off-season interest payments (those due from April to December). The reserve is to be funded by equal monthly installments during the months of January, February and March. Monthly interest payments are transferred to the Company from this debt service reserve. Annually, this interest rate increases based on a formula dependent in part on increases in the CPI.

(8) The Company's first mortgage loan agreement with Peak is secured by seven ski resorts located in Missouri, Indiana, Ohio and Pennsylvania with a total of approximately 1,431 acres. The note requires monthly interest payments and Peak is required to fund a debt service reserve for off-season interest payments (those due from April to December). The reserve is to be funded by equal monthly installments during the months of January, February and March. Monthly interest payments are transferred to the Company from this debt service reserve. Annually, this interest rate increases based on a formula dependent in part on increases in the CPI.

(9) The Company's first mortgage loan agreement with Montparnasse 56 USA is secured by the observation deck of the John Hancock building in Chicago, Illinois. This note requires monthly interest payments.

(10) The Company's first mortgage loan agreement with Basis Schools, Inc. is secured by a six story public charter school and the underlying land with approximately 40,000 square feet located in Washington D.C. The note bears interest beginning at 9.0% with increases of 0.5% every four years and requires monthly interest payments. The note has an effective interest rate of approximately 9.3%, which is net of a 2% servicer fee to HighMark School Development (HighMark).

(11) The Company's first mortgage loan agreement with Fiber Mills, LLC and Music Factory Condominiums, LLC is secured by the North Carolina Music Factory located in Charlotte, North Carolina which is an existing entertainment retail center that includes live performance and other dining and entertainment tenants. The note bears interest beginning at 10.25% with increases of 1.0% every five years and requires monthly interest payments. The note contains an option to purchase the property for a period of time during 2015 at a price based on a multiple of the property's adjusted net operating income as defined in the agreement.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

(12) The Company's first mortgage loan agreement with Peak is secured by a ski resort located in Chesterland, Ohio with approximately 125 acres. The note requires monthly interest payments and Peak is required to fund a debt service reserve for off-season interest payments (those due from April to December). The reserve is to be funded by equal monthly installments during the months of January, February and March. Monthly interest payments are transferred to the Company from this debt service reserve. Annually, this interest rate increases based on a formula dependent in part on increases in the CPI.

(13) The Company's first mortgage loan agreement with LBE Investments, Ltd. is secured by a charter school property located in Queen Creek, Arizona. The note is fully amortizing and requires monthly principal and interest payments of $52 thousand.

(14) The Company's first mortgage loan agreement with UME Preparatory Academy is secured by approximately 28 acres of land located in Dallas, Texas, which is expected to be developed by HighMark into a public charter school. The note bears interest beginning at 10.25% with increases of 0.5% every five years and requires monthly interest payments. The note is expected to have an effective interest rate of approximately 10.3% upon completion of development, which is net of a 2% servicer fee to HighMark.

(15) The Company's first mortgage loan agreement with TopGolf USA Austin is secured by a recreation facility located in Austin, Texas which is under construction. The note requires monthly interest payments during the construction term. Upon completion of construction, the note requires monthly principal and interest payments and is fully amortizing.

Principal payments and related accrued interest due on mortgage notes receivable subsequent to December 31, 2012 are as follows (in thousands):

Amount
Year:
2013	$45,118
2014	117
2015	878
2016	890
2017	1,154
Thereafter	407,595
Total	$455,752

7. Investment in a Direct Financing Lease

The Company’s investment in a direct financing lease relates to the Company’s master lease of 26 public charter school properties as of December 31, 2012 and 27 public charter school properties as of December 31, 2011, with affiliates of Imagine Schools, Inc. (Imagine). Investment in a direct financing lease, net represents estimated unguaranteed residual values of leased assets and net unpaid rentals, less related deferred income. The following table summarizes the carrying amounts of investment in a direct financing lease, net as of December 31, 2012 and 2011(in thousands):

	2012	2011
Total minimum lease payments receivable	$648,632	$683,653
Estimated unguaranteed residual value of leased assets	211,944	215,987
Less deferred income (1)	(626,487)	(666,021)
Investment in a direct financing lease, net	$234,089	$233,619

 (1) Deferred income is net of $1.7 million and $1.8 million of initial direct costs at December 31, 2012 and 2011, respectively.

Additionally, the Company has determined that no allowance for losses was necessary at December 31, 2012 and 2011.

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

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

The Company’s direct financing lease has expiration dates ranging from approximately 19 to 22 years. Future minimum rentals receivable on this direct financing lease at December 31, 2012 are as follows (in thousands):

Amount
Year:
2013	$23,576
2014	24,283
2015	25,011
2016	25,762
2017	26,535
Thereafter	523,465
Total	$648,632

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

Concord Resort transferred its interests in the Concord resort property to one of the Company's wholly owned subsidiaries in exchange for its release from obligations under the Concord Mortgage Note, subject to, among other terms: an option granted to Concord Resort to purchase for a two-year period the Company's subsidiary that is holding the Concord resort property for $143.0 million, plus interest accruing on such sum at the rate of 6% per annum, a right of first refusal granted to Concord Resort with respect to purchasing the Company's interest in the Concord resort property applicable for a period of two years running concurrently with the option described above, certain limitations for a period of time on the Company's ability to own or operate any casino, racino, racing or gaming facility on the Concord resort property, which is adjacent to the Concord casino property owned by an affiliate of Mr. Cappelli (the Casino Owner), and certain perpetual limitations on the ability of the Casino Owner (or its successor) to own or operate a resort facility, golf course or other operation or facility on the Concord casino property, other than the currently contemplated casino and hotel project. The Company agreed that, upon the Cappelli affiliate's execution of an agreement for the construction of the Concord casino on the Concord casino property and execution of a Master Credit Agreement (the MCA) on or before June 11, 2012, substantially in the form attached to the settlement documents, the Company would lease or sublease, as applicable, two golf courses that are associated with the Concord resort property to a Cappelli affiliate on a triple-net basis for an initial term of 10 years, plus fivefive-year extensions at fair market value rent mutually acceptable to the parties. The Company also agreed that, upon the Cappelli affiliate's execution of the MCA on or before June 11, 2012, substantially in the form attached to the settlement documents, the Company would enter into a ground lease (for $1.00 per year), with a right for the Cappelli affiliate to eventually purchase, a parcel of approximately 51 acres known as the “Racino Parcel” upon completion of construction of the harness track and relocation of a roadway. The Cappelli affiliate also has the right to ground lease the parcel (with option to purchase) for a five year period (until June 11, 2017) if the MCA is not signed, but in that case, rent would be $200,000 per year, payable in advance. In either case, the purchase option described above would be exercisable for nominal consideration ($1.00), but the lease and the option would lapse if vertical construction on the Cappelli affiliate's proposed casino had not commenced, or was not being diligently and continuously pursued to completion on June 18, 2015. Management determined the fair value of the real estate to be $180.0 million by taking into account an independent appraisal prepared as of the settlement date. The fair value of the option granted to Concord Resort of $27.8 million was recorded as noncontrolling interest and a ground lease assumed by the Company was recorded as a capital lease obligation of $9.2 million, which is equal to the fair value. This lease obligation was subsequently

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

satisfied by the Company on December 7, 2011. Additionally, the option granted to Concord Resort expired unexercised on June 11, 2012. During the year ended December 31, 2012, the Company reduced the value of the noncontrolling interest from $27.8 million to zero and recorded an adjustment to increase additional paid-in-capital by the same amount.

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

One of Mr. Cappelli's affiliates, LC New Roc LP, transferred to the Company its partnership interest in New Roc Associates, L.P. (previously a consolidated joint venture that had a noncontrolling interest with a fair value of $2.5 million at the date of settlement), which owns New Roc, in exchange for the Company's interest in LC White Plains Retail LLC and LC White Plains Recreation, LLC (together the White Plains LLCs, each part of a previously consolidated joint venture), which own City Center, and a promissory note related to City Center, in the original principal amount of $20.0 million payable by Cappelli Group, LLC to the Company (previously eliminated in consolidation). The deconsolidation by the Company of its ownership interest in City Center resulted in a charge of $7.4 million in conjunction with the settlement primarily related to the deficit balance in noncontrolling interest. As a result, the Company now holds a 100% interest in New Roc and has no interest in City Center. As further detailed in Note 21, the results of operations of City Center have been classified in discontinued operations.

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

On June 18, 2012, Concord Kiamesha Casino, LLC, an affiliate of Mr. Cappelli, exercised the right to ground lease approximately 57 acres of former Concord Resort property from the Company, pursuant to agreements entered into as part of the June 18, 2010 settlement between the parties. The affiliate has the right to ground lease the parcel (with option to purchase) for a five year period with annual rent payments of $200 thousand due in advance. Additionally, as agreed in the June 18, 2010 settlement, Concord Associates, L.P., an affiliate of Mr. Cappelli, has the right to purchase the Company's fee simple interest underlying the ground lease for $1.00 provided that construction of the harness racetrack and casino project is completed prior to the end of the ground

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

lease term. The ground lease covers property which is not included in the Company's separate agreements with Empire Resorts, Inc. (Empire Resorts) and has no effect on the Company's development plans discussed below.

On June 7, 2011, affiliates of Louis Cappelli, Concord Associates, L.P., Concord Resort, LLC and Concord Kiamesha LLC (the Cappelli Group), filed a complaint with the Supreme Court of the State of New York, County of Sullivan, against a subsidiary of the Company seeking (i) a declaratory judgment on certain of the subsidiary's obligations under a previously disclosed settlement agreement involving these entities, (ii) an order that the Company subsidiary execute the golf course lease and the “Racino Parcel” lease subject to the settlement agreement, and (iii) an extension of the restrictive covenant against ownership or operation of a casino on the Concord resort property under the settlement agreement, which covenant was set to expire on December 31, 2011. On October 20, 2011, the Cappelli Group filed a complaint with the Supreme Court of the State of New York, County of Westchester against the Company and certain of its subsidiaries alleging breach of contract and breach of the duty of good faith and fair dealing with respect to a casino development agreement relating to a planned casino and resort development in Sullivan County, New York. Plaintiffs are seeking specific performance with respect to such agreement and money damages of $800.0 million, plus interest and attorneys' fees. On March 7, 2012, Concord Associates, L.P. and seven other companies affiliated with Mr. Cappelli and Concord Associates, L.P. filed a new complaint against the Company and certain of its subsidiaries, as well as Empire Resorts, Inc. and its subsidiary Monticiello Raceway Management, Inc., in the United States District Court for the Southern District of New York. On June 25, 2012, an amended complaint was served against the same parties as well as Kien Huat Realty III Limited and Genting New York , LLC (Genting Parties). The amended complaint alleges unlawful restraint of trade, conspiracy to monopolize and unlawful monopolization, against the Company, the Empire Resorts parties and the Genting Parties as well as tortious interference against the Empire Resorts parties and the Genting Parties, in relation to a proposed development transaction on the same Sullivan County, New York resort property. Plaintiffs seek damages of $1.5 billion, plus interest and attorneys' fees. The Company intends to vigorously defend the claims asserted against the Company and certain of its subsidiaries by the Concord entities for which it believes it has meritorious defenses, but it is too early to assess the outcome.

On December 21, 2011, the Company entered into an Option to Lease Agreement (the Option) covering approximately 190 acres of the Concord resort property with Empire Resorts.  The Option included an option payment of $750 thousand to the Company by Empire Resorts.  The parties finalized the master development agreement on December 14, 2012, however, it is subject to certain contingencies that make the option payment refundable until the contingencies are satisfied.  There can be no guarantee that these contingencies will be satisfied or that the $750 thousand payment will be earned by the Company.  Accordingly, this item is included in accounts payable and accrued liabilities at December 31, 2012 in the accompanying consolidated balance sheets.

During the year ended December 31, 2012, the Company expended approximately $11.6 million in pursuit of the necessary environmental and land use approvals and permits for the proposed casino anchored development in Sullivan County, New York. In early 2013, the Company received approval from the Town of Thompson Board on the comprehensive development plan and can now move forward with the submission of individual site plan applications, thus initiating the commencement of the build-out of this site.

9. Unconsolidated Real Estate Joint Ventures

At December 31, 2012, the Company had a 43.9% and 30.1% investment interest in two unconsolidated real estate joint ventures, Atlantic-EPR I and Atlantic-EPR II, respectively. The Company accounts for its investment in these joint ventures under the equity method of accounting.

On January 1, 2012, the Company converted a $14.9 million equity interest in Atlantic-EPR I to a secured first mortgage loan of the same amount. Additionally, Atlantic-EPR I entered into an agreement to develop a family entertainment venue at the property it owns for approximately $4.0 million which is being funded through additional advances under the mortgage note. The Company recognized income of $536.0 thousand, $2.8 million and $2.3 million during 2012, 2011 and 2010, respectively, from its equity investments in the Atlantic-EPR I and Atlantic-EPR II joint ventures. The Company also received distributions from Atlantic-EPR I and Atlantic-EPR II of $1.0 million, $2.8 million, and $2.5 million during 2012, 2011 and 2010, respectively. Condensed consolidated financial information for Atlantic-EPR I and Atlantic-EPR II is as follows as of and for the years ended December 31, 2012, 2011 and 2010 (in thousands):

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

	2012	2011	2010
Rental properties, net	$45,496	$46,600	$47,705
Cash	278	1,071	132
Mortgage note payable (1)	11,827	12,224	12,599
Mortgage note payable to EPR (2)	17,979	—	—
Partners’ equity	18,675	34,772	35,021
Rental revenue	5,604	6,523	7,387
Net income	1,842	1,874	3,244
(1) Atlantic-EPR II mortgage note payable is due September 1, 2013
(2) Atlantic-EPR I mortgage note payable to EPR is due January 31, 2018

The partnership agreements for Atlantic-EPR I and Atlantic-EPR II allow the Company’s partner, Atlantic of Hamburg, Germany (Atlantic), to exchange up to a maximum of 10% of its ownership interest per year in each of the joint ventures for common shares of the Company or, at our discretion, the cash value of those shares as defined in each of the partnership agreements. During 2010, the Company paid Atlantic cash of $679 and $186 (in thousands) in exchange for additional ownership of 3.1% and 1.6% for Atlantic-EPR I and Atlantic-EPR II, respectively. During 2011, the Company paid Atlantic cash of $2.5 million and $258 thousand in exchange for additional ownership of 11.3% and 2.0% for Atlantic-EPR I and Atlantic-EPR II, respectively. During 2012, the Company paid Atlantic cash of $1.3 million and $490 thousand in exchange for additional ownership of 6.0% and 3.8% for Atlantic-EPR I and Atlantic-EPR II, respectively. These exchanges did not impact total partners’ equity in either Atlantic-EPR I or Atlantic-EPR II.

In addition, as of December 31, 2012 and 2011 the Company had invested $4.7 million and $4.2 million, respectively, in unconsolidated joint ventures for three theatre projects located in China. The Company recognized income of $489 thousand, $42 thousand and a loss of $157 thousand from its investment in these joint ventures for the years ended December 31, 2012, 2011 and 2010, respectively.

10. Consolidated Real Estate Joint Ventures

The Company owns 96% of the membership interests of VinREIT, LLC (VinREIT) and accordingly, the financial statements of VinREIT have been consolidated into the Company’s financial statements. VinREIT owns six wineries and four vineyards located in California and Washington. The Company’s partner in VinREIT is Global Wine Partners (U.S.), LLC (GWP). GWP provides certain consulting services to VinREIT in connection with the acquisition, development, administration and marketing of vineyard properties and wineries.

As detailed in the operating agreement, GWP is entitled to receive a 1% origination fee on winery and vineyard investments and 4% of the annual cash flow of VinREIT after a charge for debt service. GWP may receive additional amounts upon certain events and after certain hurdle rates of return are achieved by us. Net income attributable to noncontrolling interest related to VinREIT was $108 thousand, $38 thousand and $86 thousand for the years ended December 31, 2012, 2011 and 2010, respectively, representing GWP’s portion of the annual cash flow. The Company’s consolidated statements of income include net losses related to VinREIT of $21.2 million, $39.9 million and $2.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. The Company received operating distributions from VinREIT of $11.3 million, $9.7 million and $332 thousand during 2012, 2011 and 2010, respectively. In addition, during 2012 and 2011, respectively, the Company received distributions of $40.6 million and $19.5 million related to property sales. There were no distributions related to property sales during 2010. During 2011, the Company contributed $90.9 million to VinREIT for financing activities. During 2010 and 2012, there were no contributions related to financing activities.

As discussed in Note 2, prior to June 18, 2010, New Roc and White Plains were owned 71.4% and 66.67%, respectively. As a result of the settlement with Mr. Cappelli and several of his affiliates on June 18, 2010, the Company became the sole owner of New Roc and the Company has no ownership interest in City Center. The Company’s consolidated statements of net income include net income related to New Roc of $1.1 million for the year ended December 31, 2010, and net losses related to White Plains of $3.1 million for the year ended December 31, 2010. The Company did not receive any distributions from New Roc and White Plains during 2010.

Prior to December 22, 2011, the Company held a 50% ownership interest in Suffolk. Suffolk completed three phases of development of an entertainment retail center adjacent to one of the Company’s megaplex theatres in Suffolk, Virginia for a total development cost of $19.8 million. On December 22, 2011, the Company acquired all of the shares from the noncontrolling interest. As of

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

December 31, 2011, Suffolk is a wholly-owned subsidiary and is no longer a VIE. The Company’s consolidated statements of income include net income related to Suffolk of $645 thousand and $579 thousand, for the years ended December 31, 2011 and 2010, respectively.

11. Long-Term Debt

Long term debt at December 31, 2012 and 2011 consists of the following (in thousands):

	2012	2011
(1) Mortgage notes payable, 4.26%-9.01%, paid in full on August 10, 2012	$—	$106,229
(2) Mortgage notes payable, 6.57%-6.73%, paid in full on August 31, 2012	—	43,045
(3) Mortgage note payable, 6.63%, paid in full on September 26, 2012	—	24,072
(4) Mortgage note payable, 5.50%, paid in full on December 28, 2012	—	4,000
(5) Unsecured revolving variable rate credit facility, LIBOR + 1.60%, due October 13, 2015	39,000	223,000
(6) Mortgage note payable, 6.84%, due March 1, 2014	92,773	95,976
(7) Mortgage note payable, 5.58%, due April 1, 2014	57,078	58,338
(8) Mortgage note payable, 5.56%, due June 5, 2015	31,923	32,568
(9) Mortgage notes payable, 5.77%, due November 6, 2015	67,172	69,143
(10) Mortgage notes payable, 5.84%, due March 6, 2016	37,863	38,931
(11) Mortgage notes payable, 6.37%, due June 30, 2016	27,156	27,854
(12) Mortgage notes payable, 6.10%, due October 1, 2016	24,395	25,027
(13) Mortgage notes payable, 6.02%, due October 6, 2016	18,381	18,862
(14) Term loan payable, LIBOR + 1.75%, fixed through interest rate swaps at 2.66% through January 5, 2016, due January 5, 2017	240,000	—
(15) Mortgage note payable, 6.06%, due March 1, 2017	10,261	10,518
(16) Mortgage note payable, 6.07%, due April 6, 2017	10,565	10,827
(17) Mortgage notes payable, 5.73%-5.95%, due May 1, 2017	48,914	50,132
(18) Mortgage note payable, 5.29%, due July 1, 2017	3,881	4,008
(19) Mortgage notes payable, 5.68% due August 1, 2017	25,053	25,677
(20) Mortgage note payable, 6.19%, due February 1, 2018	15,084	15,643
(21) Mortgage note payable, 7.37%, due July 15, 2018	8,698	9,810
(22) Senior unsecured notes payable, 7.75%, due July 15, 2020	250,000	250,000
(23) Senior unsecured notes payable, 5.75%, due August 15, 2022	350,000	—
(24) Bond payable, variable rate, due October 1, 2037	10,635	10,635
Total	$1,368,832	$1,154,295

(1) The Company's mortgage notes payable were prepaid in full on August 10, 2012 prior to their maturity dates of February 10, 2013. The notes were secured by thirteen theatre properties and one entertainment retail center. In connection with the payment in full of the mortgage notes, $433 thousand of deferred financing costs (net of accumulated amortization) were written off and $37 thousand of additional costs associated with loan payoff were incurred.

(2) The Company’s mortgage notes payable were prepaid in full on August 31, 2012 prior to their maturity dates of October 1, 2012. The notes were secured by two theatre properties. In connection with the payment in full of the mortgage notes, $5 thousand of deferred financing costs (net of accumulated amortization) were written off.

(3) The Company’s mortgage note payable was prepaid in full on September 26, 2012 prior to its maturity date of November 1, 2012. The note was secured by one theatre property. In connection with the payment in full of the mortgage note, $2 thousand of deferred financing costs (net of accumulated amortization) were written off.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

(4) The Company’s mortgage note payable was prepaid in full on December 28, 2012 prior to its maturity date of July 1, 2014. The note was secured by one entertainment retail center. In connection with the payment in full of this mortgage note, $150 thousand of costs associated with loan payoff were incurred.

(5) On October 13, 2011, the Company amended and restated its unsecured revolving credit facility (the facility). The size of the facility increased from $382.5 million to $400.0 million. The facility includes a $100.0 million subline for letters of credit and contains an accordion feature in which the facility can be increased to up to $500.0 million subject to certain conditions, including lender consent. The facility continues to be supported by a borrowing base of assets, and is secured by a pledge of the equity of each entity that holds a borrowing base asset. The facility is priced based on a grid related to the Company's senior unsecured credit ratings, with pricing at closing of LIBOR plus 160 basis points, which was 1.86% at December 31, 2012. The facility has a maturity date of October 13, 2015 with a one year extension available at the Company's option. As of December 31, 2012, $39.0 million was outstanding under the facility and the total availability under the revolving credit facility was $361.0 million.

(6) The Company’s mortgage note payable due March 1, 2014 is secured by four entertainment retail centers in Ontario, Canada, which had a net book value of approximately $216.3 million at December 31, 2012. The mortgage note payable is denominated in Canadian dollars (CAD). The note had an initial balance of CAD $128.6 million and the monthly payments are based on a 20 year amortization schedule. The note requires monthly principal and interest payments of approximately CAD $977 thousand with a final principal payment at maturity of approximately CAD $85.6 million. At December 31, 2012 and 2011, the outstanding balance in Canadian dollars was CAD $92.3 million and CAD $97.6 million, respectively.

(7) The Company’s mortgage note payable due April 1, 2014 is secured by one entertainment retail center, which had a net book value of approximately $78.9 million at December 31, 2012. The note had an initial balance of $66.0 million and the monthly payments are based on a 30 year amortization schedule. The note requires monthly principal and interest payments of approximately $378 thousand with a final principal payment at maturity of approximately $55.3 million.

(8) The Company’s mortgage note payable due June 5, 2015 is secured by one entertainment retail center, which had a net book value of approximately $49.0 million at December 31, 2012. The note had an initial balance of $36.0 million and the monthly payments are based on a 30 year amortization schedule. The note requires monthly principal and interest payments of approximately $206 thousand with a final principal payment at maturity of approximately $30.1 million.

(9) The Company’s mortgage notes payable due November 6, 2015 are secured by six theatre properties, which had a net book value of approximately $78.5 million at December 31, 2012. The notes had initial balances totaling $79.0 million and the monthly payments are based on a 25 year amortization schedule. The notes require monthly principal and interest payments totaling approximately $498 thousand with a final principal payment at maturity totaling approximately $60.7 million.

(10) The Company’s mortgage notes payable due March 6, 2016 are secured by two theatre properties, which had a net book value of approximately $33.2 million at December 31, 2012. The notes had initial balances totaling $44.0 million and the monthly payments are based on a 25 year amortization schedule. The notes require monthly principal and interest payments totaling approximately $279 thousand with a final principal payment at maturity totaling approximately $33.9 million.

(11) The Company’s mortgage notes payable due June 30, 2016 are secured by two theatre properties, which had a net book value of approximately $32.5 million at December 31, 2012. The notes had initial balances totaling $31.0 million and the monthly payments are based on a 25 year amortization schedule. The notes require monthly principal and interest payments totaling approximately $207 thousand with a final principal payment at maturity totaling approximately $24.4 million.

(12) The Company’s mortgage notes payable due October 1, 2016 are secured by four theatre properties, which had a net book value of approximately $27.5 million at December 31, 2012. The notes had initial balances totaling $27.8 million and the monthly payments are based on a 25 year amortization schedule. The notes require monthly principal and interest payments totaling approximately $180 thousand with a final principal payment at maturity totaling approximately $21.6 million.

(13) The Company’s mortgage notes payable due October 6, 2016 are secured by three theatre properties, which had a net book value of approximately $19.7 million at December 31, 2012. The notes had initial balances totaling $20.9 million and the monthly payments are based on a 25 year amortization schedule. The notes require monthly principal and interest payments totaling approximately $135 thousand with a final principal payment at maturity totaling approximately $16.2 million.

(14) The Company's unsecured term loan payable is due January 5, 2017. The facility is priced based on a grid related to the Company's senior unsecured credit ratings, with pricing at closing of LIBOR plus 175 basis points, which was 1.96% at December

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

31, 2012. The Company also entered into interest rate swaps that effectively mitigate the Company's risk to variable interest rates and provide a fixed interest stream (when cash flows from the debt and interest rate swaps are combined) at 2.66% for four years. The term loan contains an “accordion” feature allowing it to be increased by up to an additional $110.0 million upon satisfaction of certain conditions. The term loan had an initial balance of $240.0 million and requires monthly interest only payments.

(15) The Company’s mortgage note payable due March 1, 2017 is secured by one theatre property, which had a net book value of approximately $10.5 million at December 31, 2012. The note had an initial balance of $11.6 million and the monthly payments are based on a 25 year amortization schedule. The note requires monthly principal and interest payments of approximately $75 thousand with a final principal payment at maturity of approximately $9.0 million.

(16) The Company’s mortgage note payable due April 6, 2017 is secured by one theatre property, which had a net book value of approximately $9.3 million at December 31, 2012. The note had an initial balance of $11.9 million and the monthly payments are based on a 30 year amortization schedule. The note requires monthly principal and interest payments of approximately $77 thousand with a final principal payment at maturity of approximately $9.2 million.

(17) The Company’s mortgage notes payable due May 1, 2017 are secured by five theatre properties, which had a net book value of approximately $42.2 million at December 31, 2012. The notes had initial balances totaling $55.0 million and the monthly payments are based on a 25 year amortization schedule. The notes require monthly principal and interest payments totaling approximately $348 thousand with a final principal payment at maturity totaling approximately $42.4 million. The weighted average interest rate on these notes is 5.81%.

(18) On March 3, 2011, the Company assumed a mortgage note payable of $3.8 million in conjunction with the acquisition of a theatre property. The note was recorded at fair value upon acquisition which was estimated to be $4.1 million. The fair value of the note was determined by discounting the future cash flows of the note using an estimated current market rate of 5.29%. The note is due July 1, 2017 and is secured by one theatre property, which had a net book value of approximately $8.5 million at December 31, 2012. The monthly payments are based on a 25 year amortization schedule and the note requires monthly principal and interest payments of approximately $28 thousand with a final principal payment at maturity of approximately $3.2 million.

(19) The Company’s mortgage notes payable due August 1, 2017 are secured by two theatre properties, which had a net book value of approximately $23.3 million at December 31, 2012. The notes had initial balances totaling $28.0 million and the monthly payments are based on a 25 year amortization schedule. The notes require monthly principal and interest payments totaling approximately $178 thousand with a final principal payment at maturity totaling approximately $21.7 million.

(20) The Company’s mortgage note payable due February 1, 2018 is secured by one theatre property which had a net book value of approximately $20.4 million at December 31, 2012. The mortgage loan had an initial balance of $17.5 million and the monthly payments are based on a 20 year amortization schedule. The note requires monthly principal and interest payments of approximately $127 thousand with a final principal payment at maturity of approximately $11.6 million.

(21) The Company’s mortgage note payable due July 15, 2018 is secured by one theatre property, which had a net book value of approximately $18.4 million at December 31, 2012. The note had an initial balance of $18.9 million and the monthly payments are based on a 20 year amortization schedule. The notes require monthly principal and interest payments of approximately $151 thousand with a final principal payment at maturity of approximately $843 thousand.

(22) On June 30, 2010, the Company issued $250.0 million in senior unsecured notes due on July 15, 2020. The notes bear interest at 7.75%. Interest is payable on July 15 and January 15 of each year beginning on January 15, 2011 until the stated maturity date of July 15, 2020. The notes were issued at 98.29% of their principal amount and are guaranteed by certain of the Company’s subsidiaries. The notes contain various covenants, including: (i) a limitation on incurrence of any debt which would cause the ratio of the Company’s debt to adjusted total assets to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause the ratio of the Company’s secured debt to adjusted total assets to exceed 40%; (iii) a limitation on incurrence of any debt which would cause the Company’s debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of total unencumbered assets not less than 150% of the Company’s outstanding unsecured debt.

(23) On August 8, 2012, the Company issued $350.0 million in senior unsecured notes due on August 15, 2022. The notes bear interest at 5.75%. Interest is payable on February 15 and August 15 of each year beginning on February 15, 2013 until the stated maturity date of August 15, 2022. The notes were issued at 99.998% of their principal amount and are guaranteed by certain of the Company’s subsidiaries. The notes contain various covenants, including: (i) a limitation on incurrence of any debt which would cause the ratio of the Company’s debt to adjusted total assets to exceed 60%; (ii) a limitation on incurrence of any secured

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

debt which would cause the ratio of the Company’s secured debt to adjusted total assets to exceed 40%; (iii) a limitation on incurrence of any debt which would cause the Company’s debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of total unencumbered assets not less than 150% of the Company’s outstanding unsecured debt.

(24) The Company’s bond payable due October 1, 2037 is secured by one theatre, which had a net book value of approximately $9.8 million at December 31, 2012, and bears interest at a variable rate which resets on a weekly basis and was 0.15% at December 31, 2012. The bond requires monthly interest only payments with principal due at maturity.

Certain of the Company’s long-term debt agreements contain customary restrictive covenants related to financial and operating performance as well as certain cross-default provisions. The Company was in compliance with all financial covenants at December 31, 2012.

Principal payments due on long-term debt obligations subsequent to December 31, 2012 (without consideration of any extensions) are as follows (in thousands):

Amount
Year:
2013	$17,439
2014	153,817
2015	140,931
2016	103,377
2017	329,252
Thereafter	624,016
Total	$1,368,832

The Company capitalizes a portion of interest costs as a component of property under development. The following is a summary of interest expense, net for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Interest on loans and capital lease obligation	$71,849	$67,265	$72,758
Less: interest expense of discontinued operations	—	(219)	(7,265)
Amortization of deferred financing costs	4,218	3,807	4,809
Less: amortization of deferred financing costs of discontinued operations	—	—	(401)
Credit facility and letter of credit fees	1,515	1,159	853
Interest cost capitalized	(859)	(498)	(383)
Interest income	(79)	(70)	(37)
Less: interest income of discontinued operations	12	37	—
Interest expense, net	$76,656	$71,481	$70,334

12. Variable Interest Entities

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

Consolidated VIEs
As of December 31, 2012, the Company has invested in one 50% joint venture which is a VIE. This joint venture does not have any significant assets and liabilities at December 31, 2012 and was established to explore certain investment opportunities.

Unconsolidated VIE
At December 31, 2012, the Company’s recorded investment in SVVI, a VIE that is unconsolidated, was $178.5 million. The Company’s maximum exposure to loss associated with SVVI is limited to the Company’s outstanding mortgage note and related

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

accrued interest receivable of $178.5 million because there are no commitments to fund above this amount. For further discussion of this mortgage note, see Note 6.

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

13. Derivative Instruments

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

The effective portion of changes in the fair value of interest rate derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (AOCI) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years ending December 31, 2012, 2011 and 2010, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness on cash flow hedges was recognized during the years ending December 31, 2012, 2011 and 2010.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of December 31, 2012, the Company estimates that during the twelve months ending December 31, 2013, $1.7 million will be reclassified from AOCI to interest expense.

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

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

At December 31, 2012, the Company’s cross-currency swaps had a fixed original notional value of $76.0 million CAD and $71.5 million U.S. The net effect of these swaps is to lock in an exchange rate of $1.05 CAD per U.S. dollar on approximately $13 million of annual CAD denominated cash flows on the properties through February 2014.

The Company entered into foreign currency forward agreements to further hedge the currency fluctuations related to the cash flows of these properties. These foreign currency forwards settled at the end of each month from April to December 2011 and locked in an exchange rate of $0.99 CAD per U.S. dollar on $500 thousand of monthly CAD denominated cash flows. In February 2012, the Company entered into foreign currency forward agreements that settle at the end of each month from February to December 2012 and lock in an exchange rate of $1.00 CAD per U.S. dollar on $500 thousand of monthly CAD denominated cash flows. Additionally, on October 11, 2012, the Company entered into foreign currency forward agreements which settle at the end of each month from January to December 2013. These agreements lock in an exchange rate of $0.98 CAD to $0.99 CAD per U.S. dollar on $500 thousand of monthly CAD denominated cash flows.

The effective portion of changes in the fair value of foreign currency derivatives designated and that qualify as cash flow hedges of foreign exchange risk is recorded in accumulated other comprehensive income and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative, as well as amounts excluded from the assessment of hedge effectiveness, is recognized directly in earnings. No hedge ineffectiveness on foreign currency derivatives has been recognized for the years ended December 31, 2012, 2011 and 2010. As of December 31, 2012, the Company estimates that during the twelve months ending December 31, 2013, $0.5 million will be reclassified from accumulated other comprehensive income to other expense.

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

For foreign currency derivatives designated as net investment hedges, the effective portion of changes in the fair value of the derivatives are reported in accumulated other comprehensive income as part of the cumulative translation adjustment. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness on net investment hedges has been recognized for the years ended December 31, 2012, 2011 and 2010. Amounts are reclassified out of accumulated other comprehensive income into earnings when the hedged net investment is either sold or substantially liquidated.

See Note 14 for disclosure relating to the fair value of the Company’s derivative instruments. Below is a summary of the effect of derivative instruments on the consolidated statements of changes in equity and income for the years ended December 31, 2012, 2011 and 2010:

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Effect of Derivative Instruments on the Consolidated Statements of Changes in Equity and Income for the Years Ended December 31, 2012, 2011 and 2010 (Dollars in thousands)

	Year Ended December 31,
Description	2012	2011	2010
Interest Rate Swaps
Amount of Loss Recognized in AOCI on Derivative (Effective Portion)	$(5,462)	$(4,125)	$(17,129)
Amount of Expense Reclassified from AOCI into Earnings (Effective Portion) (1)	(1,613)	(4,722)	(13,567)
Amount of Gain (Loss) Recognized in Earnings on Derivative (Ineffective Portion)	—	—	—
Cross Currency Swaps
Amount of Loss Recognized in AOCI on Derivative (Effective Portion)	(684)	(12)	(1,761)
Amount of Expense Reclassified from AOCI into Earnings (Effective Portion) (2)	(617)	(784)	(154)
Amount of Gain (Loss) Recognized in Earnings on Derivative (Ineffective Portion)	—	—	—
Currency Forward Agreements
Amount of Loss Recognized in AOCI on Derivative (Effective Portion)	(2,078)	(4,047)	(2,757)
Amount of Expense Reclassified from AOCI into Earnings (Effective Portion) (3)	(21)	(4,298)	(62)
Amount of Gain (Loss) Recognized in Earnings on Derivative (Ineffective Portion)	—	—	—
Total
Amount of Loss Recognized in AOCI on Derivative (Effective Portion)	$(8,224)	$(8,184)	$(21,647)
Amount of Expense Reclassified from AOCI into Earnings (Effective Portion)	(2,251)	(9,804)	(13,783)
Amount of Gain (Loss) Recognized in Earnings on Derivative (Ineffective Portion)	—	—	—

(1)
For the year ended December 31, 2012, included in “Interest expense, net” in accompanying consolidated statements of income. For the year ended December 31, 2011, $4.6 million included in “Costs associated with loan refinancing or payoff, net” and $137 thousand included in “Interest expense, net” in accompanying consolidated statements of income. For the year ended December 31, 2010, $8.7 million included in "Costs associated with loan refinancing or payoff, net" and $4.9 million included in "Interest expense, net" in the accompanying consolidated statements of income.

(2)	Included in “Other expense” in the accompanying consolidated statements of income.

(3)
For the years ended December 31, 2012 and 2010, included in "Other expense". For the year ended December 31, 2011, $4.3 million included in "Gain (loss) on sale or acquisition of real estate" and $37 thousand included in "Other expense" in the accompanying consolidated statements of income.

Credit-risk-related Contingent Features
The Company has agreements with each of its interest rate derivative counterparties that contain a provision where if the Company defaults on any of its obligations for borrowed money or credit in an amount exceeding $25.0 million and such default is not waived or cured within a specified period of time, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its interest rate derivative obligations.

As of December 31, 2012, the fair value of the Company’s derivatives in a liability position related to these agreements was $8.0 million. If the Company breached any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the agreements at their termination value of $8.1 million.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

14. Fair Value Disclosures

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives also utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of December 31, 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives and therefore, has classified its derivatives as Level 2 within the fair value reporting hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011, aggregated by the level in the fair value hierarchy within which those measurements are classified and by derivative type.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2012 and 2011 (Dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31,
2012:
Cross Currency Swaps*	$—	$(709)	$—	$(709)
Currency Forward Agreements*	$—	$(3,453)	$—	$(3,453)
Interest Rate Swap Agreements*	$—	$(3,848)	$—	$(3,848)
2011:
Cross Currency Swaps*	$—	$(642)	$—	$(642)
Currency Forward Agreements*	$—	$(1,395)	$—	$(1,395)
*Included in "Accounts payable and accrued liabilities" in the accompanying consolidated balance sheet.

Non-recurring fair value measurements
The table below presents the Company’s assets measured at fair value on a non-recurring basis during the year ended December 31, 2012 and 2011 aggregated by the level in the fair value hierarchy within which those measurements fall.
Assets Measured at Fair Value on a Non-Recurring Basis during the years ended December 31, 2012 and 2011 (Dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31,
2012:
Rental properties, net	$—	$65,109	$3,325	$68,434
Rental properties held for sale, net	$—	$2,788	$—	$2,788
2011:
Rental properties, net	$—	$—	$134,186	$134,186
Long-term debt	$—	$4,109	$—	$4,109

As further discussed in Note 4, during the year ended December 31, 2012, the Company recorded impairment charges of $23.9 million relating to adjustments to the carrying value of several of the Company's winery and vineyard properties. The adjustment is the amount that the carrying value of the assets exceeds the estimated fair market value.  Management estimated the fair values of these properties taking into account various factors, including various purchase offers, pending purchase agreements, input from an outside broker, the shortened holding period, current market conditions as well as appraisals. For $65.1 million of the rental properties, net and $2.8 million of the rental properties held for sale, net, the Company determined, based on the inputs, that its valuation of the investment was classified within Level 2 of the fair value hierarchy. For $3.3 million of the rental properties, net, the Company determined, based on the inputs, that its valuation of the investment was classified within Level 3 of the fair value hierarchy.

As further discussed in Note 4, during the year ended December 31, 2011, the Company recorded impairment charges of $36.1 million relating to adjustments to the carrying value of several of the Company's winery and vineyard properties. The adjustment is the amount that the carrying value of the assets exceeds the estimated fair market value. Management estimated the fair values of these properties taking into account various factors, including the shortened holding period, current market conditions as well as appraisals. Based on these inputs, the Company determined that its valuation of the investment was classified within Level 3 of the fair value hierarchy.

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

Fair Value of Financial Instruments
Management compares the carrying value and the estimated fair value of the Company’s financial instruments. The following

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

methods and assumptions were used by the Company to estimate the fair value of each class of financial instruments at December 31, 2012:

Mortgage notes receivable and related accrued interest receivable:
The fair value of the Company’s mortgage notes and related accrued interest receivable is estimated by discounting the future cash flows of each instrument using current market rates. At December 31, 2012, the Company had a carrying value of $455.8 million in fixed rate mortgage notes receivable outstanding, including related accrued interest, with a weighted average interest rate of approximately 8.96%. The fixed rate mortgage notes bear interest at rates of 7.00% to 11.31%. Discounting the future cash flows for fixed rate mortgage notes receivable using rates of 9.00% to 11.31%, management estimates the fair value of the fixed rate mortgage notes receivable to be $431.2 million with an estimated weighted average market rate of 10.07% at December 31, 2012.

At December 31, 2011, the Company had a carrying value of $325.1 million in fixed rate mortgage notes receivable outstanding, including related accrued interest, with a weighted average interest rate of approximately 8.48%. The fixed rate mortgage notes bear interest at rates of 7.00% to 10.46%. Discounting the future cash flows for fixed rate mortgage notes receivable using rates of 9.68% to 10.46%, management estimates the fair value of the fixed rate mortgage notes receivable to be approximately $298.9 million with an estimated weighted average market rate of 10.04% at December 31, 2011.

Investment in a direct financing lease, net:
The fair value of the Company’s investment in a direct financing lease as of December 31, 2012 and 2011 is estimated by discounting the future cash flows of the instrument using current market rates. At December 31, 2012 and 2011, the Company had an investment in a direct financing lease with a carrying value of $234.1 million and $233.6 million, respectively, and weighted average effective interest rate of 12.02% for both periods. The investment in direct financing lease bears interest at effective interest rates of 11.93% to 12.38%. The carrying value of the investment in a direct financing lease approximates the fair market value at December 31, 2012 and 2011.

Derivative instruments:
Derivative instruments are carried at their fair market value.

Debt instruments:
The fair value of the Company's debt as of December 31, 2012 and 2011 is estimated by discounting the future cash flows of each instrument using current market rates. At December 31, 2012, the Company had a carrying value of $289.6 million in variable rate debt outstanding with an average weighted interest rate of approximately 1.88%. The carrying value of the variable rate debt outstanding approximates the fair market value at December 31, 2012. As described in Note 11, $240.0 million of variable rate debt outstanding at December 31, 2012 under our unsecured term loan facility has been effectively converted to a fixed rate through January 5, 2016 by interest rate swap agreements.

At December 31, 2011, the Company had a carrying value of $233.6 million in variable rate debt outstanding with an average weighted interest rate of approximately 1.94%. The carrying value of the variable rate debt outstanding approximates the fair market value at December 31, 2011.

At December 31, 2012, the Company had a carrying value of $1.08 billion in fixed rate long-term debt outstanding with an average weighted interest rate of approximately 6.35%. Discounting the future cash flows for fixed rate debt using rates of 3.41% to 5.17%, management estimates the fair value of the fixed rate debt to be approximately $1.17 billion with an estimated weighted average market rate of 4.46% at December 31, 2012.

At December 31, 2011, the Company had a carrying value of $920.7 million in fixed rate long-term debt outstanding with an average weighted interest rate of approximately 6.55%. Discounting the future cash flows for fixed rate debt using rates of 4.64% to 7.00%, management estimates the fair value of the fixed rate debt to be approximately $950.0 million with an estimated market rate of 5.53% at December 31, 2011.

15. Common and Preferred Shares

Common Shares
The Board of Trustees declared cash dividends totaling $3.00 and $2.80 per common share for the years ended December 31, 2012 and 2011, respectively.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Of the total dividends calculated for tax purposes, the amounts characterized as ordinary income, return of capital and long-term capital gain for cash dividends paid per common share for the years ended December 31, 2012 and 2011 are as follows:

	2012	2011
Taxable ordinary income	$1.8277	$1.9932
Return of capital	1.1223	0.7568
Long-term capital gain	—	—
Unrecaptured Sec. 1250 Gain	—	—
Totals	$2.9500	$2.7500
Series B Preferred Shares
On August 31, 2011, the Company completed the redemption of all 3.2 million outstanding 7.75% Series B cumulative redeemable preferred shares (Series B preferred shares). The shares were redeemed at a redemption price of $25.32 per share. This price is the sum of the $25.00 per share liquidation preference and a quarterly dividend per share of $0.484375 prorated through the redemption date. In conjunction with the redemption, the Company recognized a charge representing the original issuance costs that were paid in 2005 and other redemption related expenses. The Series B preferred share redemption costs, which reduced net income available to common shareholders for the year ended December 31, 2011, were $2.8 million.

The total amount of cash dividends paid per Series B preferred share of $1.7760 for the year ended December 31, 2011 were characterized as taxable ordinary income.

Series C Convertible Preferred Shares
On December 22, 2006, the Company issued 5.4 million 5.75% Series C cumulative convertible preferred shares (Series C preferred shares) in a registered public offering for net proceeds of approximately $130.8 million, after underwriting discounts and expenses. The Company will pay cumulative dividends on the Series C preferred shares from the date of original issuance in the amount of $1.4375 per share each year, which is equivalent to 5.75% of the $25 liquidation preference per share. Dividends on the Series C preferred shares are payable quarterly in arrears. The Company does not have the right to redeem the Series C preferred shares except in limited circumstances to preserve the Company’s REIT status. The Series C preferred shares have no stated maturity and will not be subject to any sinking fund or mandatory redemption. As of December 31, 2012, the Series C preferred shares are convertible, at the holder’s option, into the Company’s common shares at a conversion rate of 0.3590 common shares per Series C preferred share, which is equivalent to a conversion price of $69.64 per common share. This conversion ratio may increase over time upon certain specified triggering events including if the Company’s common dividend per share exceeds a quarterly threshold of $0.6875.

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

The Board of Trustees declared cash dividends totaling $1.4375 per Series C preferred share for each of the years ended December 31, 2012 and 2011, respectively. The total amount of cash dividends paid per Series C preferred share of $1.4375 for the years ended December 31, 2012 and 2011 were characterized as taxable ordinary income.

Series D Preferred Shares
On November 5, 2012, the Company completed the redemption of all of its 4.6 million outstanding 7.375% Series D cumulative redeemable preferred shares (Series D preferred shares). The shares were redeemed at a redemption price of $25.18 per share. This price is the sum of the $25.00 per share liquidation preference and a quarterly dividend per share of $0.4609375 prorated

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

through the redemption date. In conjunction with the redemption, the Company recognized a charge representing the original issuance costs and other redemption related expenses. The Series D preferred share redemption costs, which reduced net income available to common shareholders for the year ended December 31, 2012, were $3.9 million.

The Board of Trustees declared cash dividends totaling $1.5628 and $1.8438 per Series D preferred share for the years ended December 31, 2012 and 2011, respectively. The total amount of cash dividends paid per Series D preferred share of $2.0238 and $1.8438 for the years ended December 31, 2012 and 2011 were characterized as taxable ordinary income.

Series E Convertible Preferred Shares
On April 2, 2008, the Company issued 3.5 million 9.00% Series E cumulative convertible preferred shares (Series E preferred shares) in a registered public offering for net proceeds of approximately $83.4 million, after underwriting discounts and expenses. The Company will pay cumulative dividends on the Series E preferred shares from the date of original issuance in the amount of $2.25 per share each year, which is equivalent to 9.00% of the $25 liquidation preference per share. Dividends on the Series E preferred shares are payable quarterly in arrears. The Company does not have the right to redeem the Series E preferred shares except in limited circumstances to preserve the Company’s REIT status. The Series E preferred shares have no stated maturity and will not be subject to any sinking fund or mandatory redemption. As of December 31, 2012, the Series E preferred shares are convertible, at the holder’s option, into the Company’s common shares at a conversion rate of 0.4512 common shares per Series E preferred share, which is equivalent to a conversion price of $55.41 per common share. This conversion ratio may increase over time upon certain specified triggering events including if the Company’s common dividend per share exceeds a quarterly threshold of $0.84.

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

The Board of Trustees declared cash dividends totaling $2.25 per Series E preferred share for the years ended December 31, 2012 and 2011. The total amount of cash dividends paid per Series E preferred share of $2.25 for each of the years ended December 31, 2012 and 2011 were characterized as taxable ordinary income.

Series F Preferred Shares
On October 12, 2012, the Company issued 5.0 million shares of 6.625% Series F cumulative redeemable preferred shares (Series F preferred shares) in a registered public offering for net proceeds of approximately $120.6 million, after underwriting discounts and expenses. The Company will pay cumulative dividends on the Series F preferred shares from the date of original issuance in the amount of $1.65625 per share each year, which is equivalent to 6.625% of the $25.00 liquidation preference per share. Dividends on the Series F preferred shares are payable quarterly in arrears. The Company may not redeem the Series F preferred shares before October 12, 2017, except in limited circumstances to preserve the Company’s REIT status or in connection with a change of control. On or after October 12, 2017, the Company may, at its option, redeem the Series F preferred shares in whole at any time or in part from time to time by paying $25.00 per share, plus any accrued and unpaid dividends up to and including the date of redemption. The Series F preferred shares have no stated maturity and will not be subject to any sinking fund or mandatory redemption. The Series F preferred shares are not convertible into any of the Company's securities, except under certain circumstances in connection with a change of control. Owners of the Series F preferred shares generally have no voting rights except under certain dividend defaults.

The Board of Trustees declared cash dividends totaling $0.42787 per Series F preferred share for the year ended December 31, 2012 that were paid on January 15, 2013.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

16. Earnings Per Share

The following table summarizes the Company’s computation of basic and diluted earnings per share (EPS) for the years ended December 31, 2012, 2011 and 2010 (amounts in thousands except per share information):

	Year Ended December 31, 2012
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Income from continuing operations	$133,866
Less: preferred dividend requirements and redemption costs	(28,396)
Noncontrolling interest adjustments	(108)
Income from continuing operations available to common shareholders	$105,362	46,798	$2.25
Loss from discontinued operations available to common shareholders	$(12,202)	46,798	$(0.26)
Net income available to common shareholders	$93,160	46,798	$1.99
Diluted EPS:
Income from continuing operations available to common shareholders	$105,362	46,798
Effect of dilutive securities:
Share options	—	251
Income from continuing operations available to common shareholders	$105,362	47,049	$2.24
Loss from discontinued operations available to common shareholders	$(12,202)	47,049	$(0.26)
Net income available to common shareholders	$93,160	47,049	$1.98

	Year Ended December 31, 2011
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Income from continuing operations	$113,442
Less: preferred dividend requirements and redemption costs	(30,909)
Noncontrolling interest adjustments	(38)
Income from continuing operations available to common shareholders	$82,495	46,640	$1.77
Income from discontinued operations available to common shareholders	$1,824	46,640	$0.04
Net income available to common shareholders	$84,319	46,640	$1.81
Diluted EPS:
Income from continuing operations available to common shareholders	$82,495	46,640
Effect of dilutive securities:
Share options	—	261
Income from continuing operations available to common shareholders	$82,495	46,901	$1.76
Income from discontinued operations available to common shareholders	$1,824	46,901	$0.04
Net income available to common shareholders	$84,319	46,901	$1.80

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

	Year Ended December 31, 2010
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Income from continuing operations	$116,465
Less: preferred dividend requirements	(30,206)
Noncontrolling interest adjustments	(86)
Income from continuing operations available to common shareholders	$86,173	45,206	$1.90
Loss from discontinued operations	$(3,410)
Noncontrolling interest adjustments	1,905
Loss from discontinued operations available to common shareholders	$(1,505)	45,206	$(0.03)
Net income available to common shareholders	$84,668	45,206	$1.87
Diluted EPS:
Income from continuing operations available to common shareholders	$86,173	45,206
Effect of dilutive securities:
Share options	—	349
Income from continuing operations available to common shareholders	$86,173	45,555	$1.89
Loss from discontinued operations available to common shareholders	$(1,505)	45,555	$(0.03)
Net income available to common shareholders	$84,668	45,555	$1.86

The additional 1.9 million common shares that would result from the conversion of the Company’s Series C preferred shares and the additional 1.6 million common shares that would result from the conversion of the Company’s Series E preferred shares and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted earnings per share for the years ended December 31, 2012, 2011 and 2010 because the effect is anti-dilutive.

The dilutive effect of potential common shares from the exercise of share options is included in diluted earnings per share for the years ended December 31, 2012, 2011 and 2010. However, options to purchase 368 thousand, 265 thousand and 262 thousand shares of common shares at per share prices ranging from $44.62 to $65.50, $44.98 to $65.50 and $42.46 to $65.50, were outstanding at the end of 2012, 2011 and 2010, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

17. Equity Incentive Plan

Grants of common shares and options to purchase common shares are issued under the 2007 Equity Incentive Plan. Under the 2007 Equity Incentive Plan, an aggregate of 1,950,000 common shares, options to purchase common shares and restricted share units, subject to adjustment in the event of certain capital events, may be granted. At December 31, 2012, there were 411,862 shares available for grant under the 2007 Equity Incentive Plan.

Share Options
Share options granted under the 2007 Equity Incentive Plan have exercise prices equal to the fair market value of a common share at the date of grant. The options may be granted for any reasonable term, not to exceed 10 years, and for employees typically become exercisable at a rate of 25% per year over a four-year period. For non-employee Trustees, share options are vested upon issuance, however, the share options may not be exercised for a one year period subsequent to the grant date. The Company generally issues new common shares upon option exercise. A summary of the Company’s share option activity and related information is as follows:

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

	Number of shares	Option price per share			Weighted avg. exercise price
Outstanding at December 31, 2009	1,208,288	$14.00	—	$65.50	$30.27
Exercised	(168,743)	14.00	—	42.46	20.91
Granted	39,438	36.56	—	44.98	38.23
Forfeited	(7,887)	18.18	—	60.03	34.70
Outstanding at December 31, 2010	1,071,096	$16.05	—	$65.50	$32.00
Exercised	(135,196)	18.18	—	42.46	21.96
Granted	70,266	45.73	—	47.77	46.19
Forfeited	(3,333)	16.05		16.05	16.05
Outstanding at December 31, 2011	1,002,833	$18.18	—	$65.50	$34.41
Exercised	(224,181)	18.18	—	36.56	23.42
Granted	103,082	44.62	—	47.99	45.60
Forfeited	(396)	18.18	—	46.69	40.03
Outstanding at December 31, 2012	881,338	$18.18	—	$65.50	$38.51

The weighted average fair value of options granted was $12.08, $9.29 and $7.27 during 2012, 2011 and 2010, respectively. The intrinsic value of stock options exercised was $5.1 million, $2.9 million, and $3.5 million during the years ended December 31, 2012, 2011 and 2010, respectively.

The expense related to share options included in the determination of net income for the years ended December 31, 2012, 2011 and 2010 was $937 thousand, $777 thousand and $674 thousand, respectively. The following assumptions were used in applying the Black-Scholes option pricing model at the grant dates: risk-free interest rate of 1.1% to 1.4%, 2.5% to 3.1% and 2.6% to 3.1% in 2012, 2011 and 2010, respectively, dividend yield of 6.3% to 6.7%, 6.4% and 6.5% to 6.6% in 2012, 2011 and 2010, respectively, volatility factors in the expected market price of the Company’s common shares of 51.3% to 51.4%, 39.8%, 39.5% to 39.6% in 2012, 2011 and 2010, respectively, 0.25% expected forfeiture rate for 2012 and no expected forfeitures for 2011 and 2010, and an expected life of approximately six years for 2012 and approximately eight years for 2011 and 2010. The Company uses historical data to estimate the expected life of the option and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Additionally, expected volatility is computed based on the average historical volatility of the Company’s publicly traded shares.

At December 31, 2012, stock-option expense to be recognized in future periods was $1.2 million as follows (in thousands):

Amount
Year:
2013	$499
2014	463
2015	234
2016	18
Total	$1,214
The following table summarizes outstanding options at December 31, 2012:

Exercise price range	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)
$ 18.18 - 19.99	258,235	6.1
20.00 - 29.99	3,333	0.4
30.00 - 39.99	93,499	3.0
40.00 - 49.99	412,918	5.8
50.00 - 59.99	10,000	5.3
60.00 - 65.50	103,353	4.1
	881,338	5.4	$38.51	$8,772

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

The following table summarizes exercisable options at December 31, 2012:

Exercise price range	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)
$ 18.18 - 19.99	160,753	6.1
20.00 - 29.99	3,333	0.4
30.00 - 39.99	77,541	2.2
40.00 - 49.99	247,488	4.0
50.00 - 59.99	10,000	5.3
60.00 - 65.50	103,353	4.1
	602,468	4.4	$39.80	$5,828

Nonvested Shares
A summary of the Company’s nonvested share activity and related information is as follows:

	Number of shares	Weighted avg. grant date fair value	Weighted avg. life remaining
Outstanding at December 31, 2011	350,863	$38.11
Granted	148,095	45.20
Vested	(175,965)	35.97
Forfeited	(185)	41.33
Outstanding at December 31, 2012	322,808	$42.52	0.88
The holders of nonvested shares have voting rights and receive dividends from the date of grant. These shares vest ratably over a period of three to four years. The fair value of the nonvested shares that vested was $7.7 million, $7.3 million and $5.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. At December 31, 2012, unamortized share-based compensation expense related to nonvested shares was $6.3 million and will be recognized in future periods as follows (in thousands):

Amount
Year:
2013	$3,044
2014	2,178
2015	1,083
Total	$6,305

Restricted Share Units
A summary of the Company’s restricted share unit activity and related information is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Life Remaining
Outstanding at December 31, 2011	10,519	$47.77
Granted	10,925	44.62
Vested	(10,519)	47.77
Outstanding at December 31, 2012	10,925	$44.62	0.35
The holders of restricted share units have voting rights and receive dividends from the date of grant. The share units vest upon the earlier of the day preceding the next annual meeting of shareholders or a change of control. The settlement date for the shares is selected by the non-employee trustee, and ranges from one year from the grant date to upon termination of service. At December 31, 2012, unamortized share-based compensation expense related to restricted share units was $166 thousand which will be recognized in 2013.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

18. Related Party Transactions

In 2008, Donald Brain, the brother of the Company’s Chief Executive Officer, acquired a 33.33% interest in the Company’s partner in VinREIT, GWP. The Company’s Board of Trustees was informed of Donald Brain’s acquisition of such interest, and affirmed VinREIT’s business relationship with GWP. There was no modification to the operating agreement of VinREIT, and future amendments or modifications to the operating agreement or relationship with GWP will require the Board of Trustee’s approval.

19. Operating Leases

Most of the Company’s rental properties are leased under operating leases with expiration dates ranging from 1 to 35 years. Future minimum rentals on non-cancelable tenant operating leases at December 31, 2012 are as follows (in thousands):

Amount
Year:
2013	$231,317
2014	224,083
2015	221,182
2016	209,579
2017	196,540
Thereafter	1,155,616
Total	$2,238,317
The Company leases its executive office from an unrelated landlord. Rental expense totaled approximately $467 thousand, $463 thousand and $408 thousand for the years ended December 31, 2012, 2011 and 2010, respectively, and is included as a component of general and administrative expense in the accompanying consolidated statements of income. Future minimum lease payments under this lease at December 31, 2012 are as follows (in thousands):

Amount
Year:
2013	$408
2014	434
2015	454
2016	358
2017	—
Thereafter	—
Total	$1,654

20. Quarterly Financial Information (unaudited)

Summarized quarterly financial data for the years ended December 31, 2012 and 2011 are as follows (in thousands, except per share data):

	March 31	June 30	September 30	December 31
2012:
Total revenue	$77,449	$78,555	$82,420	$83,362
Net income	21,390	36,818	34,175	29,281
Net income available to common shareholders of EPR Properties	15,371	30,797	28,149	18,843
Basic net income per common share	0.33	0.66	0.60	0.40
Diluted net income per common share	0.33	0.65	0.60	0.40

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

	March 31	June 30	September 30	December 31
2011:
Total revenue	$73,185	$74,044	$75,601	$75,448
Net income	41,733	2	35,563	37,968
Net income (loss) available to common shareholders of EPR Properties	34,179	(7,549)	25,749	31,940
Basic net income (loss) per common share	0.73	(0.16)	0.55	0.68
Diluted net income (loss) per common share	0.73	(0.16)	0.55	0.68

During the three months ended December 31, 2012, the Company recognized impairment charges totaling $8.0 million on four vineyard and winery properties. Certain reclassifications have been made to the prior period amounts to conform to the current period presentation primarily for asset groups that qualify for presentation as discontinued operations.

21. Discontinued Operations

Included in discontinued operations for the year ended December 31, 2012 are the operations of the Pope Valley winery which was held for sale as of December 31, 2012 as well as the operations of the Buena Vista winery and vineyards and the Carneros custom crush facility, which were sold during 2012. Additionally, included in discontinued operations for the year ended December 31, 2012 is a gain on sale or acquisition of real estate of $0.3 million that relates to the settlement of escrow reserves established with the March 29, 2011 sale of Toronto Dundas Square. Included in discontinued operations for the year ended December 31, 2011 are the operations of the prior mentioned properties as well as the operations of the Gary Farrell and EOS wineries and vineyards sold during 2011. Included in discontinued operations for the year ended December 31, 2010 are the prior mentioned properties and the operations of the Havens winery and vineyards and a parcel of land including one building sold during 2010 as well as the operations of the City Center entertainment retail center in White Plains, New York. As a result of the settlement with Mr. Cappelli and his affiliates on June 18, 2010, the Company no longer holds an interest in the previously consolidated joint ventures that owned City Center.
The operating results relating to discontinued operations are as follows (in thousands):

	Year ended December 31,
	2012	2011	2010
Rental revenue	$1,466	$6,998	$25,561
Tenant reimbursements	—	2,409	9,305
Other income	2,294	1,633	32
Mortgage and other financing income	87	251	182
Total revenue	3,847	11,291	35,080
Property operating expense (income)	(1,404)	2,445	16,944
Other expense	2,434	2,380	308
General and administrative expense	—	—	2
Costs associated with loan refinancing or payoff	—	2,298	4,236
Interest expense, net	(12)	182	7,666
Transaction costs	—	3	7,270
Impairment charges	13,039	17,372	—
Depreciation and amortization	1,965	4,332	10,351
Loss before gain on sale or acquisition of real estate	(12,175)	(17,721)	(11,697)
Gain (loss) on sale or acquisition of real estate	(27)	19,545	8,287
Net income (loss)	$(12,202)	$1,824	$(3,410)

Rental revenue above includes lease termination fees of $1.0 million that were recognized during the year ended December 31, 2011 related to the sale of the Gary Farrel winery. Depreciation and amortization above includes amortization expense related to in-place leases of $0.8 million and $2.7 million for the years ended December 31, 2011 and 2010, respectively. Rental revenue above also includes amortization expense related to above market leases of $20 thousand and $200 thousand, respectively, for the years ended December 31, 2011 and 2010, respectively.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

22. Other Commitments and Contingencies

As of December 31, 2012, the Company had 11 entertainment development projects under construction for which it has commitments to fund approximately $61.3 million of additional improvements, one education development project under construction for which is has commitments to fund approximately $7.3 million of additional improvements and two recreation development projects under construction for which it has commitments to fund approximately $13.9 million. These costs are expected to be funded in 2013. Development costs are advanced by the Company in periodic draws. If the Company determines that construction is not being completed in accordance with the terms of the development agreements, it can discontinue funding construction draws. The Company has agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

The Company has certain commitments related to its mortgage note investments that it may be required to fund in the future. The Company is generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of December 31, 2012, the Company had eight mortgage notes receivable with commitments totaling approximately $38.8 million. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

The Company has provided guarantees of the payment of certain economic development revenue bonds totaling $34.8 million related to four theatres in Louisiana for which the Company earns a fee at an annual rate of 1.75% to 4.00% over the 30 year terms of the related bonds. The Company has recorded $11.2 million as a deferred asset included in other assets and $11.2 million included in other liabilities in the accompanying consolidated balance sheet as of December 31, 2012 related to these guarantees. No amounts have been accrued as a loss contingency related to these guarantees because payment by the Company is not probable.

The Company is involved in litigation with Louis Cappelli, Concord Associates, L.P. and certain of their affiliates regarding the Sullivan County planned casino and resort development. See Note 8 for further details.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

23. Segment Information

Due to further refinement of internal processes during the first quarter of 2012, the Company began grouping investments into four reportable operating segments: entertainment, education, recreation and other. The financial information summarized below is presented by reportable operating segment, consistent with how the Company now regularly reviews and manages its business:

Balance Sheet Data:
	As of December 31, 2012
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Total Assets	$1,818,712	$376,048	$427,977	$252,444	$71,549	$2,946,730

	As of December 31, 2011
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Total Assets	$1,710,750	$286,115	$343,408	$317,259	$76,463	$2,733,995

Operating Data:
	For the Year Ended December 31, 2012
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Rental revenue	$221,020	$8,663	$3,615	$5,142	$—	$238,440
Tenant reimbursements	18,575	—	—	—	—	18,575
Other income	98	—	—	670	1	769
Mortgage and other financing income	4,308	30,130	29,440	124	—	64,002
Total revenue	244,001	38,793	33,055	5,936	1	321,786

Property operating expense	24,008	—	—	1,275	—	25,283
Other expense	4	—	—	1,038	639	1,681
Total investment expenses	24,012	—	—	2,313	639	26,964
Net operating income (loss) - before unallocated items	219,989	38,793	33,055	3,623	(638)	294,822

Reconciliation to Consolidated Statements of Income:
General and administrative expense						(23,170)
Costs associated with loan refinancing or payoff						(627)
Interest expense, net						(76,656)
Transaction costs						(404)
Impairment charges						(10,870)
Depreciation and amortization						(50,254)
Equity in income from joint ventures						1,025
Discontinued operations:
Income from discontinued operations						864
Impairment charges						(13,039)
Loss on sale or acquisition of real estate						(27)
Net income						121,664
Noncontrolling interests						(108)
Preferred dividend requirements						(24,508)
Preferred share redemption costs						(3,888)
Net income available to common shareholders						$93,160

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

	For the Year Ended December 31, 2011
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Rental revenue	$215,576	$1,638	$1,274	$5,765	$—	$224,253
Tenant reimbursements	17,965	—	—	—	—	17,965
Other income	120	—	—	306	1	427
Mortgage and other financing income	323	28,465	26,576	176	93	55,633
Total revenue	233,984	30,103	27,850	6,247	94	298,278

Property operating expense	23,541	—	—	675	—	24,216
Other expense	21	—	—	1,084	842	1,947
Total investment expenses	23,562	—	—	1,759	842	26,163
Net operating income (loss) - before unallocated items	210,422	30,103	27,850	4,488	(748)	272,115

Reconciliation to Consolidated Statements of Income:
General and administrative expense						(20,173)
Costs associated with loan refinancing or payoff, net						(3,700)
Interest expense, net						(71,481)
Transaction costs						(1,727)
Impairment charges						(18,684)
Depreciation and amortization						(45,755)
Equity in income from joint ventures						2,847
Discontinued operations:
Loss from discontinued operations						(346)
Impairment charges						(17,372)
Transaction costs						(3)
Gain on sale or acquisition of real estate						19,545
Net income						115,266
Noncontrolling interests						(38)
Preferred dividend requirements						(28,140)
Preferred share redemption costs						(2,769)
Net income available to common shareholders						$84,319

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

	For the Year Ended December 31, 2010
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Rental revenue	$205,303	$—	$1,261	$6,567	$—	$213,131
Tenant reimbursements	17,100	—	—	—	—	17,100
Other income	294	—	—	242	—	536
Mortgage and other financing income	398	26,251	25,197	82	153	52,081
Total revenue	223,095	26,251	26,458	6,891	153	282,848

Property operating expense	21,894	—	—	823	—	22,717
Other expense	217	—	—	673	216	1,106
Total investment expenses	22,111	—	—	1,496	216	23,823
Net operating income (loss) - before unallocated items	200,984	26,251	26,458	5,395	(63)	259,025

Reconciliation to Consolidated Statements of Income:
General and administrative expense						(18,225)
Costs associated with loan refinancing or payoff						(11,383)
Interest expense, net						(70,334)
Transaction costs						(517)
Provision for loan losses						(700)
Impairment charges						(463)
Depreciation and amortization						(43,076)
Equity in income from joint ventures						2,138
Discontinued operations:
Loss from discontinued operations						(4,427)
Transaction costs						(7,270)
Gain on sale or acquisition of real estate						8,287
Net income						113,055
Noncontrolling interests						1,819
Preferred dividend requirements						(30,206)
Net income available to common shareholders						$84,668

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

24. Condensed Consolidating Financial Statements

A portion of our subsidiaries have guaranteed the Company’s indebtedness under the unsecured senior notes and the unsecured revolving credit facility. The guarantees are joint and several, full and unconditional. The following summarizes the Company’s condensed consolidating information as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010 (in thousands):
Condensed Consolidating Balance Sheet As of December 31, 2012

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets
Rental properties, net	$—	$1,103,184	$781,909	$—	$1,885,093
Rental properties held for sale, net	—	—	2,788	—	2,788
Land held for development	—	—	196,177	—	196,177
Property under development	—	25,419	3,957	—	29,376
Mortgage notes and related accrued interest receivable, net	—	414,075	41,677	—	455,752
Investment in a direct financing lease, net	—	234,089	—	—	234,089
Investment in joint ventures	7,250	—	4,721	—	11,971
Cash and cash equivalents	1,531	460	8,673	—	10,664
Restricted cash	—	8,590	15,401	—	23,991
Deferred financing costs, net	13,563	4,776	1,340	—	19,679
Accounts receivable, net	139	16,830	21,769	—	38,738
Intercompany notes receivable	103,104	—	4,147	(107,251)	—
Investments in subsidiaries	2,231,079	—	—	(2,231,079)	—
Other assets	21,482	3,956	12,974	—	38,412
Total assets	$2,378,148	$1,811,379	$1,095,533	$(2,338,330)	$2,946,730
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$37,441	$16,524	$11,516	$—	$65,481
Dividends payable	41,186	—	—	—	41,186
Unearned rents and interest	—	7,203	4,130	—	11,333
Intercompany notes payable	—	—	107,251	(107,251)	—
Long-term debt	840,000	39,000	489,832	—	1,368,832
Total liabilities	918,627	62,727	612,729	(107,251)	1,486,832
EPR Properties shareholders’ equity	1,459,521	1,748,652	482,427	(2,231,079)	1,459,521
Noncontrolling interests	—	—	377	—	377
Equity	$1,459,521	$1,748,652	$482,804	$(2,231,079)	$1,459,898
Total liabilities and equity	$2,378,148	$1,811,379	$1,095,533	$(2,338,330)	$2,946,730

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Condensed Consolidating Balance Sheet As of December 31, 2011

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets
Rental properties, net	$—	$958,033	$861,143	$—	$1,819,176
Rental properties held for sale, net	—	—	4,696	—	4,696
Land held for development	—	—	184,457	—	184,457
Property under development	—	18,295	4,466	—	22,761
Mortgage notes and related accrued interest receivable, net	—	323,794	1,303	—	325,097
Investment in a direct financing lease, net	—	233,619	—	—	233,619
Investment in joint ventures	20,821	—	4,232	—	25,053
Cash and cash equivalents	1,932	1,141	11,552	—	14,625
Restricted cash	—	9,877	9,435	—	19,312
Deferred financing costs, net	9,291	7,380	1,856	—	18,527
Accounts receivable, net	79	10,041	24,885	—	35,005
Intercompany notes receivable	100,030	—	3,788	(103,818)	—
Investments in subsidiaries	1,627,298	—	—	(1,627,298)	—
Other assets	14,869	3,615	13,183	—	31,667
Total assets	$1,774,320	$1,565,795	$1,124,996	$(1,731,116)	$2,733,995
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$15,560	$9,724	$10,752	$—	$36,036
Dividends payable	38,711	—	—	—	38,711
Unearned rents and interest	—	5,410	1,440	—	6,850
Intercompany notes payable	—	—	103,818	(103,818)	—
Long-term debt	250,000	396,347	507,948	—	1,154,295
Total liabilities	304,271	411,481	623,958	(103,818)	1,235,892
EPR Properties shareholders’ equity	1,470,049	1,154,314	472,984	(1,627,298)	1,470,049
Noncontrolling interests	—	—	28,054	—	28,054
Equity	$1,470,049	$1,154,314	$501,038	$(1,627,298)	$1,498,103
Total liabilities and equity	$1,774,320	$1,565,795	$1,124,996	$(1,731,116)	$2,733,995

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Condensed Consolidating Statement of Income For the Year Ended December 31, 2012

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantors Subsidiaries	Consolidated Elimination	Consolidated
Rental revenue	$—	$136,055	$102,385	$—	$238,440
Tenant reimbursements	—	1,650	16,925	—	18,575
Other income (expense)	93	(3)	679	—	769
Mortgage and other financing income	494	60,089	3,419	—	64,002
Intercompany fee income	2,706	—	—	(2,706)	—
Interest income on intercompany notes receivable	16,967	—	353	(17,320)	—
Total revenue	20,260	197,791	123,761	(20,026)	321,786
Equity in subsidiaries’ earnings	137,443	—	—	(137,443)	—
Property operating expense	—	4,860	20,423	—	25,283
Intercompany fee expense	—	—	2,706	(2,706)	—
Other expense	—	4	1,677	—	1,681
General and administrative expense	—	14,049	9,121	—	23,170
Costs associated with loan refinancing or payoff	—	477	150	—	627
Interest expense, net	35,240	10,796	30,620	—	76,656
Interest expense on intercompany notes payable	—	—	17,320	(17,320)	—
Transaction costs	404	—	—	—	404
Impairment charges	—	—	10,870	—	10,870
Depreciation and amortization	1,039	24,732	24,483	—	50,254
Income before equity in income from joint ventures and discontinued operations	121,020	142,873	6,391	(137,443)	132,841
Equity in income from joint ventures	536	—	489	—	1,025
Income from continuing operations	$121,556	$142,873	$6,880	$(137,443)	$133,866
Discontinued operations:
Income (loss) from discontinued operations	—	(2)	866	—	864
Impairment charges	—	—	(13,039)	—	(13,039)
Gain (loss) on sale or acquisition of real estate	—	282	(309)	—	(27)
Net income (loss)	121,556	143,153	(5,602)	(137,443)	121,664
Add: Net income attributable to noncontrolling interests	—	—	(108)	—	(108)
Net income (loss) attributable to EPR Properties	121,556	143,153	(5,710)	(137,443)	121,556
Preferred dividend requirements	(24,508)	—	—	—	(24,508)
Preferred share redemption costs	(3,888)	—	—	—	(3,888)
Net income (loss) available to common shareholders of EPR Properties	$93,160	$143,153	$(5,710)	$(137,443)	$93,160
Comprehensive income (loss) attributable to EPR Properties	$118,715	$143,076	$(4,626)	$(138,450)	$118,715

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Condensed Consolidating Statement of Income For the Year Ended December 31, 2011

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Rental revenue	$—	$122,486	$101,767	$—	$224,253
Tenant reimbursements	—	1,778	16,187	—	17,965
Other income	94	8	325	—	427
Mortgage and other financing income	416	54,689	528	—	55,633
Intercompany fee income	2,726	—	—	(2,726)	—
Interest income on intercompany notes receivable	16,665	—	2,365	(19,030)	—
Total revenue	19,901	178,961	121,172	(21,756)	298,278
Equity in subsidiaries’ earnings	111,301	—	—	(111,301)	—
Property operating expense	—	4,028	20,188	—	24,216
Intercompany fee expense	—	—	2,726	(2,726)	—
Other expense	—	21	1,926	—	1,947
General and administrative expense	—	12,008	8,165	—	20,173
Costs associated with loan refinancing or payoff, net	—	—	3,700	—	3,700
Interest expense, net	20,069	19,559	31,853	—	71,481
Interest expense on intercompany notes payable	—	—	19,030	(19,030)	—
Transaction costs	1,403	—	324	—	1,727
Impairment charges	—	—	18,684	—	18,684
Depreciation and amortization	1,062	21,367	23,326	—	45,755
Income (loss) before equity in income from joint ventures and discontinued operations	108,668	121,978	(8,750)	(111,301)	110,595
Equity in income from joint ventures	2,805	—	42	—	2,847
Income (loss) from continuing operations	$111,473	$121,978	$(8,708)	$(111,301)	$113,442
Discontinued operations:
Interest income on intercompany notes receivable	3,755	—	—	(3,755)	—
Interest expense on intercompany notes payable	—	(3,755)	—	3,755	—
Income (loss) from discontinued operations	—	1,888	(2,234)	—	(346)
Impairment charges	—	—	(17,372)		(17,372)
Transaction costs	—	—	(3)	—	(3)
Gain on sale or acquisition of real estate	—	19,530	15	—	19,545
Net income (loss)	115,228	139,641	(28,302)	(111,301)	115,266
Add: Net loss attributable to noncontrolling interests	—	—	(38)	—	(38)
Net income (loss) attributable to EPR Properties	115,228	139,641	(28,340)	(111,301)	115,228
Preferred dividend requirements	(28,140)	—	—	—	(28,140)
Preferred share redemption costs	(2,769)	—	—	—	(2,769)
Net income (loss) available to common shareholders of EPR Properties	$84,319	$139,641	$(28,340)	$(111,301)	$84,319
Comprehensive income (loss) attributable to EPR Properties	$118,499	$141,292	$(26,719)	$(114,573)	$118,499

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Condensed Consolidating Statement of Income For the Year Ended December 31, 2010

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Rental revenue	$—	$113,374	$99,757	$—	$213,131
Tenant reimbursements	—	1,714	15,386	—	17,100
Other income	101	6	429	—	536
Mortgage and other financing income	456	51,102	523	—	52,081
Intercompany fee income	2,595	—	—	(2,595)	—
Interest income on intercompany notes receivable	15,389	—	2,185	(17,574)	—
Total revenue	18,541	166,196	118,280	(20,169)	282,848
Equity in subsidiaries’ earnings	92,944	—	—	(92,944)	—
Property operating expense	12	3,960	18,745	—	22,717
Intercompany fee expense	—	—	2,595	(2,595)	—
Other expense	—	62	1,044	—	1,106
General and administrative expense	—	10,412	7,813	—	18,225
Costs associated with loan refinancing or payoff	—	11,288	95	—	11,383
Interest expense, net	10,244	23,759	36,331	—	70,334
Interest expense on intercompany notes payable	—	—	17,574	(17,574)	—
Transaction costs	347	—	170	—	517
Provision for loan losses	—	—	700	—	700
Impairment charges	463	—	—	—	463
Depreciation and amortization	596	19,272	23,208	—	43,076
Income before equity in income from joint ventures and discontinued operations	99,823	97,443	10,005	(92,944)	114,327
Equity in income from joint ventures	2,295	—	(157)	—	2,138
Income from continuing operations	$102,118	$97,443	$9,848	$(92,944)	$116,465
Discontinued operations:
Interest income on intercompany notes receivable	12,756	—	1,000	(13,756)	—
Interest expense on intercompany notes payable	—	(12,756)	(1,000)	13,756	—
Loss from discontinued operations	—	(701)	(3,726)	—	(4,427)
Transaction costs	—	(7,270)	—	—	(7,270)
Gain (loss) on sale or acquisition of real estate	—	9,023	(736)		8,287
Net income	114,874	85,739	5,386	(92,944)	113,055
Add: Net loss attributable to noncontrolling interests	—	—	1,819	—	1,819
Net income attributable to EPR Properties	114,874	85,739	7,205	(92,944)	114,874
Preferred dividend requirements	(30,206)	—	—	—	(30,206)
Net income available to common shareholders of EPR Properties	$84,668	$85,739	$7,205	$(92,944)	$84,668
Comprehensive income attributable to EPR Properties	$126,080	$96,996	$7,154	$(104,150)	$126,080

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Condensed Consolidating Statement of Cash Flows For the Year Ended December 31, 2012

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Intercompany fee income (expense)	$2,706	$—	$(2,706)	$—
Interest income (expense) on intercompany receivable/payable	16,967	—	(16,967)	—
Net cash provided (used) by other operating activities	(19,940)	163,010	64,185	207,255
Net cash provided (used) by operating activities	(267)	163,010	44,512	207,255
Investing activities:
Acquisition of rental properties and other assets	(422)	(67,890)	(4,876)	(73,188)
Investment in unconsolidated joint ventures	(1,800)	—	—	(1,800)
Investment in mortgage notes receivable	—	(90,975)	(22,848)	(113,823)
Proceeds from sale of investment in a direct financing lease, net	—	4,494	—	4,494
Additions to property under development	—	(99,924)	(13,675)	(113,599)
Investment in intercompany notes payable	(3,074)	—	3,074	—
Advances to subsidiaries, net	(416,859)	447,674	(30,815)	—
Net cash provided (used) by investing activities of continuing operations	(422,155)	193,379	(69,140)	(297,916)
Net proceeds from sale of real estate from discontinued operations	—	282	41,851	42,133
Net cash provided (used) by investing activities	(422,155)	193,661	(27,289)	(255,783)
Financing activities:
Proceeds from long-term debt facilities	590,000	281,000	—	871,000
Principal payments on long-term debt	—	(638,347)	(20,224)	(658,571)
Deferred financing fees paid	(5,770)	—	(30)	(5,800)
Net proceeds from issuance of common shares	231	—	—	231
Net proceeds from issuance of preferred shares	120,567	—	—	120,567
Redemption of preferred shares	(115,013)	—	—	(115,013)
Impact of stock option exercises, net	(1,987)	—	—	(1,987)
Purchase of common shares for treasury	(3,232)	—	—	(3,232)
Dividends paid to shareholders	(162,775)	—	—	(162,775)
Net cash provided (used) by financing	422,021	(357,347)	(20,254)	44,420
Effect of exchange rate changes on cash	—	(5)	152	147
Net decrease in cash and cash equivalents	(401)	(681)	(2,879)	(3,961)
Cash and cash equivalents at beginning of the period	1,932	1,141	11,552	14,625
Cash and cash equivalents at end of the period	$1,531	$460	$8,673	$10,664

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Condensed Consolidating Statement of Cash Flows For the Year Ended December 31, 2011

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Intercompany fee income (expense)	$2,726	$—	$(2,726)	$—
Interest income (expense) on intercompany receivable/payable	16,665	—	(16,665)	—
Net cash provided (used) by other operating activities	(12,924)	147,972	60,751	195,799
Net cash provided by operating activities	6,467	147,972	41,360	195,799
Investing activities:
Acquisition of rental properties and other assets	(603)	(46,822)	(5,750)	(53,175)
Investment in unconsolidated joint ventures	(2,773)	—	(1,197)	(3,970)
Investment in mortgage note receivable	—	(18,391)	(1,297)	(19,688)
Investment in a direct financing lease, net	—	(2,113)	—	(2,113)
Additions to property under development	—	(53,355)	(4,571)	(57,926)
Investment in intercompany notes payable	127,111	(132,074)	4,963	—
Advances to subsidiaries, net	108,495	(170,198)	61,703	—
Net cash provided (used) by investing activities of continuing operations	232,230	(422,953)	53,851	(136,872)
Net cash used in investing activites of discontinued operations	—	(58)	—	(58)
Net proceeds from sale of discontinued operations	—	205,936	20,676	226,612
Net cash provided (used) in investing activites	232,230	(217,075)	74,527	89,682
Financing activities:
Proceeds from long-term debt facilities	—	387,000	—	387,000
Principal payments on long-term debt	—	(314,973)	(110,886)	(425,859)
Deferred financing fees paid	(396)	(3,330)	(5)	(3,731)
Net proceeds from issuance of common shares	253	—	—	253
Redemption of preferred shares	(80,030)	—	—	(80,030)
Impact of stock option exercises, net	966	—	—	966
Purchase of common shares for treasury	(3,070)	—	—	(3,070)
Dividends paid to shareholders	(157,844)	—	—	(157,844)
Net cash provided (used) by financing activities	(240,121)	68,697	(110,891)	(282,315)
Effect of exchange rate changes on cash	—	(166)	(151)	(317)
Net increase (decrease) in cash and cash equivalents	(1,424)	(572)	4,845	2,849
Cash and cash equivalents at beginning of the period	3,356	1,713	6,707	11,776
Cash and cash equivalents at end of the period	$1,932	$1,141	$11,552	$14,625

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Condensed Consolidating Statement of Cash Flows For the Year Ended December 31, 2010

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Intercompany fee income (expense)	$2,595	$—	$(2,595)	$—
Interest income (expense) on intercompany receivable/payable	15,389	—	(15,389)	—
Net cash provided by other operating activities	16,964	113,243	50,184	180,391
Net cash provided by operating activities	34,948	113,243	32,200	180,391
Investing activities:
Acquisition of rental properties and other assets	(4,286)	(128,371)	1,600	(131,057)
Investment in unconsolidated joint ventures	(15,662)	—	(1,029)	(16,691)
Cash paid related to Cappelli settlement	3,483	—	(8,069)	(4,586)
Proceeds from promissory note receivable paydown	—	(5,696)	—	(5,696)
Investment in direct financing lease, net	—	(51,833)	—	(51,833)
Additions to property under development	—	(1,804)	(3,130)	(4,934)
Investment in intercompany notes payable	(42,801)	38,363	4,438	—
Advances to subsidiaries, net	(218,024)	174,829	43,195	—
Net cash provided (used) by investing activities of continuing operations	(277,290)	25,488	37,005	(214,797)
Net cash used by other investing activities of discontinued operations	—	(111,718)	(1,259)	(112,977)
Net proceeds from sale of real estate from discontinued operations	—	—	7,456	7,456
Net cash provided (used) by investing activities	(277,290)	(86,230)	43,202	(320,318)
Financing activities:
Proceeds from long-term debt facilities	245,725	524,500	—	770,225
Principal payments on long-term debt	—	(543,569)	(72,925)	(616,494)
Deferred financing fees paid	(5,686)	(5,870)	(53)	(11,609)
Net proceeds from issuance of common shares	141,134	—	—	141,134
Impact of stock option exercises, net	(815)	—	—	(815)
Purchase of common shares for treasury	(2,182)	—	—	(2,182)
Dividends paid to shareholders	(146,324)	—	—	(146,324)
Other, net	281	—	10	291
Net cash provided (used) by financing activities of continuing operations	232,133	(24,939)	(72,968)	134,226
Net cash used by financing activities of discontinued operations	—	(1,348)	(4,923)	(6,271)
Net cash provided (used) by financing activities	232,133	(26,287)	(77,891)	127,955
Effect of exchange rate changes on cash	—	881	(271)	610
Net increase (decrease) in cash and cash equivalents	(10,209)	1,607	(2,760)	(11,362)
Cash and cash equivalents at beginning of the period	13,565	106	9,467	23,138
Cash and cash equivalents at end of the period	$3,356	$1,713	$6,707	$11,776

EPR Properties
Schedule II - Valuation and Qualifying Accounts
December 31, 2012

Description	Balance at December 31, 2011	Additions During 2012	Deductions During 2012	Balance at December 31, 2012
Reserve for Doubtful Accounts	$5,152,000	$1,088,000	$(2,388,000)	$3,852,000
Allowance for Loan Losses	8,196,000	—	(8,073,000)	123,000
See accompanying report of independent registered public accounting firm.

EPR Properties
Schedule II - Valuation and Qualifying Accounts
December 31, 2011

Description	Balance at December 31, 2010	Additions During 2011	Deductions During 2011	Balance at December 31, 2011
Reserve for Doubtful Accounts	$6,691,000	$837,000	$(2,376,000)	$5,152,000
Allowance for Loan Losses	8,196,000	—	—	8,196,000
See accompanying report of independent registered public accounting firm.

EPR Properties
Schedule II - Valuation and Qualifying Accounts
December 31, 2010

Description	Balance at December 31, 2009	Additions During 2010	Deductions During 2010	Balance at December 31, 2010
Reserve for Doubtful Accounts	$4,910,000	$8,164,000	$(6,383,000)	$6,691,000
Allowance for Loan Losses	71,972,000	700,000	(64,476,000)	8,196,000
See accompanying report of independent registered public accounting firm.

EPR Properties Schedule III - Real Estate and Accumulated Depreciation December 31, 2012 (Dollars in thousands)

			Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2012
Description	Location	Encumbrance	Land	Buildings, Equipment & improvements		Land	Buildings, Equipment & improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
AmStar Cinemas 14 and Toby Keith	Dallas, TX	$—	$3,060	$15,281	$17,745	$3,060	$33,026	$36,086	$(6,200)	11/97	40 years
Oakview 24	Omaha, NE	14,314	5,215	16,700	59	5,215	16,759	21,974	(6,285)	11/97	40 years
First Colony 24	Sugar Land, TX	16,499	—	19,100	67	—	19,167	19,167	(7,188)	11/97	40 years
Huebner Oaks 14	San Antonio, TX	—	3,006	13,662	2,510	3,006	16,172	19,178	(4,993)	11/97	40 years
Lennox Town Center 24	Columbus, OH	—	—	12,685	—	—	12,685	12,685	(4,598)	11/97	40 years
Mission Valley 20	San Diego, CA	—	—	16,028	—	—	16,028	16,028	(5,810)	11/97	40 years
Ontario Mills 30	Ontario, CA	—	5,521	19,449	—	5,521	19,449	24,970	(7,050)	11/97	40 years
Promenade 16	Los Angeles, CA	—	6,021	22,104	—	6,021	22,104	28,125	(8,013)	11/97	40 years
Studio 30	Houston, TX	—	6,023	20,037	—	6,023	20,037	26,060	(7,264)	11/97	40 years
West Olive 16	Creve Coeur, MO	—	4,985	12,601	—	4,985	12,601	17,586	(4,568)	11/97	40 years
Leawood Town Center 20	Leawood, KS	13,735	3,714	12,086	43	3,714	12,129	15,843	(4,548)	11/97	40 years
Gulf Pointe 30	Houston, TX	—	4,304	21,496	76	4,304	21,572	25,876	(8,045)	02/98	40 years
South Barrington 30	South Barrington, IL	—	6,577	27,723	98	6,577	27,821	34,398	(10,317)	03/98	40 years
Mesquite 30	Mesquite, TX	—	2,912	20,288	72	2,912	20,360	23,272	(7,465)	04/98	40 years
Hampton Town Center 24	Hampton, VA	—	3,822	24,678	88	3,822	24,766	28,588	(8,978)	06/98	40 years
Broward 18	Pompano Beach, FL	9,353	6,771	9,899	3,645	6,771	13,544	20,315	(4,843)	08/98	40 years
Raleigh Grande 16	Raleigh, NC	6,037	2,919	5,559	951	2,919	6,510	9,429	(2,007)	08/98	40 years
Paradise 24 and XD	Davie, FL	18,931	2,000	13,000	8,512	2,000	21,512	23,512	(7,440)	11/98	40 years
Aliso Viejo Stadium 20	Aliso Viejo, CA	18,931	8,000	14,000	—	8,000	14,000	22,000	(4,900)	12/98	40 years
Boise Stadium 22	Boise, ID	13,519	—	16,003	—	—	16,003	16,003	(5,601)	12/98	40 years
Mesquite Retail Center	Mesquite, TX	—	3,119	990	—	3,119	990	4,109	(243)	01/99	40 years
Westminster Promenade	Westminster, CO	—	6,204	12,600	9,509	6,204	22,109	28,313	(5,747)	12/01	40 years
Westminster Promenade 24	Westminster, CO	8,698	5,850	17,314	—	5,850	17,314	23,164	(4,797)	06/99	40 years
Woodridge 18	Woodridge, IL	—	9,926	8,968	—	9,926	8,968	18,894	(3,027)	06/99	40 years
Cary Crossroads Stadium 20	Cary, NC	—	3,352	11,653	155	3,352	11,808	15,160	(3,838)	12/99	40 years
Starlight 20	Tampa, FL	—	6,000	12,809	1,252	6,000	14,061	20,061	(4,552)	06/99	40 years
Palm Promenade 24	San Diego, CA	—	7,500	17,750	—	7,500	17,750	25,250	(5,732)	02/00	40 years
Gulf Pointe Retail Center	Houston, TX	—	3,653	1,365	686	3,408	2,296	5,704	(1,261)	05/00	40 years
Clearview Palace 12	Metairie, LA	—	—	11,740	—	—	11,740	11,740	(3,180)	03/02	40 years
Elmwood Palace 20	Harahan, LA	—	5,264	14,820	—	5,264	14,820	20,084	(4,014)	03/02	40 years
Hammond Palace 10	Hammond, LA	—	2,404	6,780	(565)	1,839	6,780	8,619	(1,836)	03/02	40 years
Houma Palace 10	Houma, LA	—	2,404	6,780	—	2,404	6,780	9,184	(1,836)	03/02	40 years
Westbank Palace 16	Harvey, LA	—	4,378	12,330	(122)	4,256	12,330	16,586	(3,339)	03/02	40 years
Cherrydale	Greenville, SC	—	1,660	7,570	60	1,660	7,630	9,290	(2,011)	06/02	40 years
Forum 30	Sterling Heights, MI	—	5,975	17,956	3,400	5,975	21,356	27,331	(6,716)	06/02	40 years
Olathe Studio 30	Olathe, KS	—	4,000	15,935	2,361	4,000	18,296	22,296	(4,380)	06/02	40 years
Livonia 20	Livonia, MI	—	4,500	17,525	—	4,500	17,525	22,025	(4,564)	08/02	40 years
Hoffman Center 22	Alexandria, VA	—	—	22,035	—	—	22,035	22,035	(5,646)	10/02	40 years
Colonel Glenn 18	Little Rock, AR	9,268	3,858	7,990	—	3,858	7,990	11,848	(2,014)	12/02	40 years
AmStar 16-Macon	Macon, GA	5,776	1,982	5,056	—	1,982	5,056	7,038	(1,232)	03/03	40 years
Star Southfield Center	Southfield, MI	—	8,000	20,518	5,897	8,000	26,415	34,415	(7,577)	05/03	40 years
South Wind 12	Lawrence, KS	4,275	1,500	3,526	—	1,500	3,526	5,026	(845)	06/03	40 years
Subtotals carried over to next page		$139,336	$166,379	$586,389	$56,499	$165,447	$643,820	$809,267	$(204,500)

EPR Properties Schedule III - Real Estate and Accumulated Depreciation December 31, 2012 (Dollars in thousands)

			Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2012
Description	Location	Encumbrance	Land	Buildings, Equipment & improvements		Land	Buildings, Equipment & improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
Subtotal from previous page	n/a	$139,336	$166,379	$586,389	$56,499	$165,447	$643,820	$809,267	$(204,500)	n/a	n/a
New Roc City	New Rochelle, NY	57,078	6,100	97,696	393	6,100	98,089	104,189	(25,269)	10/03	40 years
Columbiana Grande Stadium 14	Columbia, SC	7,332	1,000	10,534	(2,447)	1,000	8,087	9,087	(1,911)	11/03	40 years
Harbour View Marketplace	Suffolk, VA	—	3,382	9,971	6,659	4,471	15,541	20,012	(1,638)	11/03	40 years
Cobb Grand 18	Hialeah, FL	—	7,985	—	—	7,985	—	7,985	—	12/03	n/a
Deer Valley 30	Phoenix, AZ	13,689	4,276	15,934	—	4,276	15,934	20,210	(3,486)	03/04	40 years
Hamilton 24	Hamilton, NJ	15,305	4,869	18,143	—	4,869	18,143	23,012	(3,969)	03/04	40 years
Kanata Entertainment Centrum	Kanata, ON	30,731	12,665	46,189	32,892	12,665	79,081	91,746	(16,087)	03/04	40 years
Mesa Grand 14	Mesa, AZ	14,016	4,446	16,565	—	4,446	16,565	21,011	(3,624)	03/04	40 years
Mississauga Entertainment Centrum	Mississagua, ON	16,790	11,627	22,184	20,750	15,289	39,272	54,561	(7,355)	03/04	40 years
Oakville Entertainment Centrum	Oakville, ON	25,115	12,665	29,816	5,008	12,665	34,824	47,489	(7,410)	03/04	40 years
Whitby Entertainment Centrum	Whitby, ON	20,137	12,865	27,690	24,230	16,525	48,260	64,785	(11,472)	03/04	40 years
Cantera Retail Shops	Warrenville, IL	—	3,919	900	114	4,033	900	4,933	(495)	07/04	15 years
Grand Prairie 18	Peoria, IL	—	2,948	11,177	—	2,948	11,177	14,125	(2,352)	07/04	40 years
The Grand 16-Layafette	Lafayette, LA	8,128	—	10,318	—	—	10,318	10,318	(2,187)	07/04	40 years
North East Mall 18	Hurst, TX	13,140	5,000	11,729	1,015	5,000	12,744	17,744	(2,585)	11/04	40 years
Avenue 16	Melbourne, FL	—	3,817	8,830	320	3,817	9,150	12,967	(1,830)	12/04	40 years
The Grand 18-D'lberville	D'Iberville, MS	10,261	2,001	8,043	2,432	2,001	10,475	12,476	(1,995)	12/04	40 years
Mayfaire Stadium 16	Wilmington, NC	6,919	1,650	7,047	—	1,650	7,047	8,697	(1,395)	02/05	40 years
Burbank Village	Burbank, CA	31,923	16,584	35,016	4,629	16,584	39,645	56,229	(7,195)	03/05	40 years
East Ridge 18	Chattanooga, TN	11,319	2,799	11,467	—	2,799	11,467	14,266	(2,246)	03/05	40 years
The Grand 14-Conroe	Conroe, TX	—	1,836	8,230	—	1,836	8,230	10,066	(1,542)	06/05	40 years
Washington Square 12	Indianapolis, IN	4,564	1,481	4,565	—	1,481	4,565	6,046	(856)	06/05	40 years
The Grand 18-Hattiesburg	Hattiesurg, MS	9,262	1,978	7,733	2,432	1,978	10,165	12,143	(1,766)	09/05	40 years
Mad River Mountain	Bellfontaine, OH	—	5,108	5,994	1,501	5,251	7,352	12,603	(2,112)	11/05	40 years
Arroyo Grand Staduim 10	Arroyo Grande, CA	4,477	2,641	3,810	—	2,641	3,810	6,451	(675)	12/05	40 years
Auburn Stadium 10	Auburn, CA	5,802	2,178	6,185	—	2,178	6,185	8,363	(1,095)	12/05	40 years
Manchester Stadium 16	Fresno, CA	10,565	7,600	11,613	—	7,600	11,613	19,213	(2,317)	12/05	40 years
Modesto Stadium 10	Modesto, CA	4,343	2,542	3,910	—	2,542	3,910	6,452	(692)	12/05	40 years
Columbia 14	Columbia, MD	—	—	12,204	—	—	12,204	12,204	(2,060)	03/06	40 years
Firewheel 18	Garland, TX	15,084	8,028	14,825	—	8,028	14,825	22,853	(2,502)	03/06	40 years
White Oak Stadium 14	Garner, NC	—	1,305	6,899	—	1,305	6,899	8,204	(1,150)	04/06	40 years
The Grand 18 - Winston Salem	Winston Salem, NC	—	—	12,153	1,925	—	14,078	14,078	(2,288)	07/06	40 years
Valley Bend 18	Huntsville, AL	—	3,508	14,802	—	3,508	14,802	18,310	(2,344)	08/06	40 years
Cityplace 14	Kalamazoo, MI	—	5,125	12,216	—	5,125	12,216	17,341	(2,231)	11/06	40 years
Pensacola Bayou 15	Pensacola, FL	—	5,316	15,099	—	5,316	15,099	20,415	(2,265)	12/06	40 years
The Grand 16-Slidell	Slidell, LA	10,635	—	11,499	—	—	11,499	11,499	(1,725)	12/06	40 years
Rack and Riddle	Hopland, CA	—	1,015	5,724	17,870	721	23,888	24,609	(7,142)	04/07	40 years
The Grand 16 - Pier Park	Panama City Beach, FL	—	6,486	11,156	—	6,486	11,156	17,642	(1,557)	05/07	40 years
Austell Promenade	Austell, GA	—	1,596	—	—	1,596	—	1,596	—	07/07	n/a
Savannah	Austell, GA	—	2,783	—	(586)	2,197	—	2,197	—	05/05	n/a
Cosentino Wineries	Pope Valley, Lockeford and Clements, CA	—	5,249	13,431	(11,095)	2,209	5,376	7,585	(2,685)	08/07	40 years
Subtotals carried over to next page		$485,951	$352,752	$1,167,686	$164,541	$356,568	$1,328,411	$1,684,979	$(348,005)

EPR Properties Schedule III - Real Estate and Accumulated Depreciation December 31, 2012 (Dollars in thousands)

			Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2012
Description	Location	Encumbrance	Land	Buildings, Equipment & improvements		Land	Buildings, Equipment & improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
Subtotal from previous page	n/a	$485,951	$352,752	$1,167,686	$164,541	$356,568	$1,328,411	$1,684,979	$(348,005)	n/a	n/a
Stadium 14 Cinema	Kalispell, MT	—	2,505	7,323	—	2,505	7,323	9,828	(976)	08/07	40 years
The Grand 18 - Four Seasons Stations	Greensboro, NC	—	—	12,606	—	—	12,606	12,606	(1,602)	11/07	40 years
Crotched Mountain	Bennington, NH	—	404	—	—	404	—	404	—	02/08	n/a
Columbia Winery	Sunnyside, WA	—	113	6,330	(2,555)	62	3,826	3,888	(820)	06/08	40 years
Geyser Peak Winery & Vineyards	Geyserville, CA	—	14,353	34,899	(13,913)	9,724	25,615	35,339	(5,449)	06/08	40 years
Glendora 12	Glendora, CA	—	—	10,588	—	—	10,588	10,588	(1,103)	10/08	40 years
Harbour View Station	Suffolk, VA	—	3,256	9,206	2,753	3,298	11,917	15,215	(2,396)	06/09	40 years
Ann Arbor 20	Ypsilanti, MI	—	4,716	227	—	4,716	227	4,943	(17)	12/09	40 years
Buckland Hills 18	Manchester, CT	—	3,628	11,474	—	3,628	11,474	15,102	(861)	12/09	40 years
Centreville 12	Centreville, VA	—	3,628	1,769	—	3,628	1,769	5,397	(133)	12/09	40 years
Davenport 18	Davenport, IA	—	3,599	6,068	(35)	3,564	6,068	9,632	(455)	12/09	40 years
Fairfax Corner 14	Fairfax, VA	—	2,630	11,791	—	2,630	11,791	14,421	(884)	12/09	40 years
Flint West 14	Flint, MI	—	1,270	1,723	—	1,270	1,723	2,993	(129)	12/09	40 years
Hazlet 12	Hazlet, NJ	—	3,719	4,716	—	3,719	4,716	8,435	(354)	12/09	40 years
Huber Heights 16	Huber Heights, OH	—	970	3,891	—	970	3,891	4,861	(292)	12/09	40 years
North Haven 12	North Haven, CT	—	5,442	1,061	—	5,442	1,061	6,503	(80)	12/09	40 years
Preston Crossing 16	Okolona, KY	—	5,379	3,311	—	5,379	3,311	8,690	(248)	12/09	40 years
Ritz Center 16	Voorhees, NJ	—	1,723	9,614	—	1,723	9,614	11,337	(721)	12/09	40 years
Stonybrook 20	Louisville, KY	—	4,979	6,567	—	4,979	6,567	11,546	(492)	12/09	40 years
The Greene 14	Beaver Creek, OH	—	1,578	6,630	—	1,578	6,630	8,208	(497)	12/09	40 years
West Springfield 15	West Springfield, MA	—	2,540	3,755	—	2,540	3,755	6,295	(282)	12/09	40 years
Western Hills 14	Cincinnati, OH	—	1,361	1,741	—	1,361	1,741	3,102	(131)	12/09	40 years
Hollywood Movies 20	Pasadena, TX	—	2,951	10,684	—	2,951	10,684	13,635	(668)	06/10	40 years
Movies 10	Plano, TX	—	1,052	1,968	—	1,052	1,968	3,020	(123)	06/10	40 years
Movies 14	McKinney, TX	—	1,917	3,319	—	1,917	3,319	5,236	(207)	06/10	40 years
Movies 14-Mishawaka	Mishawaka, IN	—	2,399	5,454	—	2,399	5,454	7,853	(341)	06/10	40 years
Movies 16	Grand Prarie, TX	—	1,873	3,245	—	1,873	3,245	5,118	(203)	06/10	40 years
Redding 14	Redding, CA	—	2,044	4,500	—	2,044	4,500	6,544	(281)	06/10	40 years
Tinseltown	Pueblo, CO	—	2,238	5,162	—	2,238	5,162	7,400	(323)	06/10	40 years
Tinseltown 15	Beaumont, TX	—	1,065	11,669	—	1,065	11,669	12,734	(729)	06/10	40 years
Tinseltown 20	Pflugerville, TX	—	4,356	11,533	—	4,356	11,533	15,889	(721)	06/10	40 years
Tinseltown 290	Houston, TX	—	4,109	9,739	—	4,109	9,739	13,848	(609)	06/10	40 years
Tinseltown USA 20	El Paso, TX	—	4,598	13,207	—	4,598	13,207	17,805	(825)	06/10	40 years
Tinseltown USA and XD	Colorado Springs, CO	—	4,134	11,220	—	4,134	11,220	15,354	(701)	06/10	40 years
Subtotals carried over to next page		$485,951	$453,281	$1,414,676	$150,791	$452,424	$1,566,324	$2,018,748	$(371,658)

EPR Properties Schedule III - Real Estate and Accumulated Depreciation December 31, 2012 (Dollars in thousands)

			Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2012
Description	Location	Encumbrance	Land	Buildings, Equipment & improvements		Land	Buildings, Equipment & improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
Subtotal from previous page	n/a	$485,951	$453,281	$1,414,676	$150,791	$452,424	$1,566,324	$2,018,748	$(371,658)	n/a	n/a
Beach Movie Bistro	Virginia Beach, VA	—	—	1,736	—	—	1,736	1,736	(275)	12/10	40 years
Cinemagic & IMAX in Hooksett	Hooksett, NH	—	2,639	11,605	—	2,639	11,605	14,244	(532)	03/11	40 years
Cinemagic & IMAX in Saco	Saco, ME	—	1,508	3,826	—	1,508	3,826	5,334	(175)	03/11	40 years
Cinemagic in Merrimack	Merrimack, NH	3,881	3,160	5,642	—	3,160	5,642	8,802	(258)	03/11	40 years
Cinemagic in Westbrook	Westbrook, ME	—	2,273	7,119	—	2,273	7,119	9,392	(326)	03/11	40 years
Mentorship Academy	Baton Rouge, LA	—	996	5,638	—	996	5,638	6,634	(222)	03/11	40 years
Ben Franklin Academy	Highlands Ranch, CO	—	—	10,157	—	—	10,157	10,157	(249)	04/11	40 years
Bradley Academy of Excellence	Goodyear, AZ	—	766	6,517	—	766	6,517	7,283	(204)	04/11	40 years
American Leadership Academy	Gilbert, AZ	—	2,580	6,418	—	2,580	6,418	8,998	(201)	06/11	40 years
Champions School	Phoenix, AZ	—	1,253	4,834	—	1,253	4,834	6,087	(151)	06/11	40 years
Loveland Classical	Loveland, CO	—	1,494	3,857	—	1,494	3,857	5,351	(120)	06/11	40 years
Pinstripes - Northbrook	Northbrook, IL	—	—	7,025	—	—	7,025	7,025	(249)	07/11	40 years
Magic Valley Mall Theatre	Twin Falls, ID	—	—	4,783	—	—	4,783	4,783	(70)	04/11	40 years
Prospect Ridge Academy	Broomfield, CO	—	1,084	9,659	—	1,084	9,659	10,743	(140)	08/11	40 years
Skyline Phoenix	Phoenix, AZ	—	1,060	8,140	—	1,060	8,140	9,200	(84)	11/11	40 years
Latitude 30	Jacksonville, FL	—	4,510	5,061	—	4,510	5,061	9,571	(140)	02/12	40 years
Latitude 39	Indianapolis, IN	—	4,298	6,321	—	4,298	6,321	10,619	—	02/12	40 years
Top Golf-Allen	Allen, TX	—	—	10,007	—	—	10,007	10,007	(287)	02/12	29 years
Top Golf-Dallas	Dallas, TX	—	—	10,007	—	—	10,007	10,007	(278)	02/12	30 years
Pinstripes - Oakbrook	Oakbrook, IL	—	—	8,068	—	—	8,068	8,068	(50)	03/12	40 years
Pacific Hertiage Academy	Salt Lake City, UT	—	897	4,488	—	897	4,488	5,385	(35)	03/12	40 years
Valley Academy	Hurricane, UT	—	475	4,939	—	475	4,939	5,414	(52)	03/12	40 years
The Odyssey Institute for International and Advanced Studies	Buckeye, AZ	—	914	9,715	—	914	9,715	10,629	(71)	04/12	40 years
American Leadership Academy High School	Queen Creek, AZ	—	1,887	14,543	—	1,887	14,543	16,430	(117)	05/12	40 years
Sandhills 10	Southern Pines, NC	—	1,709	4,747	—	1,709	4,747	6,456	(59)	06/12	40 years
Top Golf-Houston	Houston, TX	—	—	12,403	—	—	12,403	12,403	—	09/12	40 years
WISP Resort	McHenry, MD	—	8,419	15,959	—	8,419	15,959	24,378	—	12/12	40 years
Property under development		—	29,376	—	—	29,376	—	29,376	—	n/a	n/a
Land held for development		—	196,177	—	—	196,177	—	196,177	—	n/a	n/a
Unsecured revolving credit facility		39,000	—	—	—	—	—	—	—	n/a	n/a
Senior unsecured notes payable and term loan		840,000	—	—	—	—	—	—	—	n/a	n/a
Total		$1,368,832	$720,756	$1,617,890	$150,791	$719,899	$1,769,538	$2,489,437	$(376,003)

EPR Properties Schedule III - Real Estate and Accumulated Depreciation (continued) Reconciliation (Dollars in thousands) December 31, 2012

Real Estate:
Reconciliation:
Balance at beginning of the year	$2,366,525
Acquisition and development of rental properties during the year	201,147
Disposition of rental properties during the year	(54,326)
Impairment of rental properties during the year	(23,909)
Balance at close of year	$2,489,437
Accumulated Depreciation
Reconciliation:
Balance at beginning of the year	$335,435
Depreciation during the year	49,264
Disposition of rental properties during the year	(8,696)
Balance at close of year	$376,003
See accompanying report of independent registered public accounting firm.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control–Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012. KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the effectiveness of our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm
The Board of Trustees and Shareholders
EPR Properties:
We have audited EPR Properties' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). EPR Properties' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on EPR Properties' internal control over financial reporting based on our audit.
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

In our opinion, EPR Properties maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of EPR Properties and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 27, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Kansas City, Missouri
February 27, 2013

Item 9B. Other Information
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 15, 2013 (the “Proxy Statement”), contains under the captions “Election of Trustees”, “Company Governance”, “Executive Officers”, and “Section 16(a) Beneficial Ownership Reporting Compliance” the information required by Item 10 of this Annual Report on Form 10-K, which information is incorporated herein by this reference.
We have adopted a Code of Business Conduct and Ethics that applies to our Chief Executive Officer, Chief Financial Officer, and all other officers, employees and trustees. The Code of Business Conduct and Ethics may be viewed on our website at www.eprkc.com. Changes to and waivers granted with respect to the Code of Business Conduct and Ethics required to be disclosed pursuant to applicable rules and regulations will be posted on our website.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules
(1) Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2012 and 2011
Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Changes in Equity for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010
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

EPR Properties

Dated:	February 27, 2013	By	/s/ David M. Brain
David M. Brain, President and Chief Executive Officer (Principal Executive Officer)

Dated:	February 27, 2013	By	/s/ Mark A. Peterson
Mark A. Peterson, Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Robert J. Druten	February 27, 2013
Robert J. Druten, Chairman of the Board

/s/ David M. Brain	February 27, 2013
David M. Brain, President, Chief Executive Officer (Principal Executive Officer) and Trustee

/s/ Mark A. Peterson	February 27, 2013
Mark A. Peterson, Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ Jack A. Newman, Jr.	February 27, 2013
Jack A. Newman, Jr., Trustee

/s/ James A. Olson	February 27, 2013
James A. Olson, Trustee

/s/ Barrett Brady	February 27, 2013
Barrett Brady, Trustee

/s/ Peter Brown	February 27, 2013
Peter Brown, Trustee

Exhibit Index
The Company has incorporated by reference certain exhibits as specified below pursuant to Rule 12b-32 under the Exchange Act.

3.1	Composite of Amended and Restated Declaration of Trust of the Company, as amended (inclusive of all amendments through November 12, 2012), is attached hereto as Exhibit 3.1

3.2
Articles Supplementary designating the powers, preferences and rights of the 9.50% Series A Cumulative Redeemable Preferred Shares, which is attached as Exhibit 4.4 to the Company's Form 8-A12B (Commission File No. 001-13561) filed on May 24, 2002, is hereby incorporated by reference as Exhibit 3.2

3.3
Articles Supplementary designating the powers, preferences and rights of the 7.75% Series B Cumulative Redeemable Preferred Shares, which is attached as Exhibit 4.6 to the Company's Form 8-A12BA (Commission File No. 001-13561) filed on January 14, 2005, and to the Company's Form 8-K filed on January 14, 2005, is hereby incorporated by reference as Exhibit 3.3

3.4
Articles Supplementary designating the powers, preferences and rights of the 5.75% Series C Cumulative Convertible Preferred Shares, which is attached as Exhibit 3.2 to the Company's Form 8-K (Commission File No. 001-13561) filed December 21, 2006, is hereby incorporated by reference as Exhibit 3.4

3.5
Articles Supplementary designating the powers, preferences and rights of the 7.375% Series D Cumulative Redeemable Preferred Shares, which is attached as Exhibit 3.2 to the Company's Form 8-K (Commission File No. 001-13561) filed May 4, 2007, is hereby incorporated by reference as Exhibit 3.5

3.6
Articles Supplementary designating powers, preferences and rights of the 9.0% Series E Cumulative Convertible Preferred Shares, which is attached as Exhibit 3.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on April 2, 2008, is hereby incorporated by reference as Exhibit 3.6

3.7
Articles Supplementary designating the powers, preferences and rights of the 6.625% Series F Cumulative Redeemable Preferred Shares, which is attached as Exhibit 3.1 to the Company's Form 8-K (Commission File No. 001-13561) filed October 12, 2012, is hereby incorporated by reference as Exhibit 3.7

3.8
Amended and Restated Bylaws of the Company, which are attached as Exhibit 3.2 to the Company's Form 8-K (Commission File No. 001-13561) filed on November 13, 2012, are hereby incorporated by reference as Exhibit 3.8

4.1
Form of share certificate for common shares of beneficial interest of the Company, which is attached as Exhibit 4.5 to the Company's Registration Statement on Form S-11, as amended, (Registration No. 333-35281), is hereby incorporated by reference as Exhibit 4.1

4.2
Form of 9.50% Series A Cumulative Redeemable Preferred Share Certificate, which is attached as Exhibit 4.5 to the Company's Form 8-A12B (Commission File No. 001-13561) filed on May 24, 2002, is hereby incorporated by reference as Exhibit 4.2

4.3
Form of 7.75% Series B Cumulative Redeemable Preferred Share Certificate, which is attached as Exhibit 4.7 to the Company's Form 8-A12B (Commission File No. 001-13561) filed on January 12, 2005, is hereby incorporated by reference as Exhibit 4.3

4.4
Form of 5.75% Series C Cumulative Convertible Preferred Shares Certificate, which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed December 21, 2006, is hereby incorporated by reference as Exhibit 4.4

4.5
Form of 7.375% Series D Cumulative Redeemable Preferred Shares Certificate, which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed May 4, 2007, is hereby incorporated by reference as Exhibit 4.5

4.6
Form of 9.00% Series E Cumulative Convertible Preferred Shares, which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on April 2, 2008, is hereby incorporated by reference as Exhibit 4.6.

4.7
Form of 6.625% Series F Cumulative Redeemable Preferred Shares Certificate, which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed October 12, 2012, is hereby incorporated by reference as Exhibit 4.7

4.8
Agreement Regarding Ownership Limit Waiver between the Company and Cohen & Steers Capital Management, Inc., which is attached as Exhibit 4.7 to the Company's Form 8-K (Commission File No. 001-13561) filed on January 19, 2005, is hereby incorporated by reference as Exhibit 4.8

4.9
Agreement Regarding Ownership Limit Waiver between the Company and ING Clarion Real Estate Securities, which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 14, 2007, is hereby incorporated by reference as Exhibit 4.9

4.10
Agreement Regarding Ownership Limit Waiver between the Company and Blackrock, Inc. and its subsidiaries, which is attached as Exhibit 4.10 to the Company's Form 10-K (Commission File No. 001-13561) filed on March 1, 2010, is hereby incorporated as Exhibit 4.10

4.11
Agreement Regarding Ownership Limit Waiver between the Company and CBRE Clarion Securities LLC, which is attached as Exhibit 4.3 to the Company's Form 8-K (Commission File No. 001-13561) filed on October 11, 2012, is hereby incorporated as Exhibit 4.11

4.12
Indenture, dated June 30, 2010, among the Company, certain of its subsidiaries, and UMB Bank, N.A. as trustee, which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on July 1, 2010, is hereby incorporated by reference as Exhibit 4.12

4.13
Supplemental Indenture, dated October 13, 2011, among the Company, certain of its subsidiaries, and UMB Bank, N.A. as trustee, which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on October 13, 2011, is hereby incorporated by reference as Exhibit 4.13

4.14
Supplemental Indenture, dated October 11, 2012, among the Company, certain of its subsidiaries, and UMB Bank, N.A. as trustee, which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on October 11, 2012, is hereby incorporated by reference as Exhibit 4.14

4.15	Form of 7.75% Senior Notes due 2020 (included as Exhibit A to Exhibit 4.12 above)

4.16
Indenture, dated August 8, 2012, among the Company, certain of its subsidiaries, and U.S. Bank National Association. as trustee, which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on August 8, 2012, is hereby incorporated by reference as Exhibit 4.16

4.17
Supplemental Indenture, dated October 11, 2012, among the Company, certain of its subsidiaries, and U.S. Bank National Association, as trustee, which is attached as Exhibit 4.2 to the Company's Form 8-K (Commission File No. 001-13561) filed on October 11, 2012, is hereby incorporated by reference as Exhibit 4.17

4.18	Form of 5.750% Senior Notes due 2022 (included as Exhibit A to Exhibit 4.16 above)

10.1
Amended and Restated Credit Agreement, dated October 13, 2011, among the Company; certain of its subsidiaries; the lenders defined therein; KeyBank National Association, as administrative agent; JP Morgan Chase Bank, N.A. and RBC Capital Markets, as co-syndication agents; and each of KeyBanc Capital Markets, LLC, J.P. Morgan Securities, Inc. and RBC Capital Markets Corporations, as joint lead arrangers and joint book runners, which is attached as Exhibit 10.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on October 13, 2011, is hereby incorporated by reference as Exhibit 10.1

10.2
Joinder Agreement, dated October 11, 2012, among certain of the Company's subsidiaries and KeyBank National Association, as administrative agent, under the Amended and Restated Credit Agreement, dated October 13, 2011, among the parties thereto, which is attached as Exhibit 10.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on October 11, 2012, is hereby incorporated by reference as Exhibit 10.2

10.3
Credit Agreement, dated January 5, 2012, among the Company; certain of its subsidiaries; the lenders defined therein; KeyBank National Association, as administrative agent; J.P. Morgan Securities, Inc., RBC Capital Markets, LLC, and Citicorp Global Markets, Inc., as co-syndication agents; and each of KeyBanc Capital Markets, LLC, J.P. Morgan Securities, Inc., RBC Capital Markets, LLC, and Citigroup Global Markets, Inc., as joint lead arrangers and joint book runners, which is attached as Exhibit 10.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on January 5, 2012, is hereby incorporated by reference as Exhibit 10.3

10.4
Joinder Agreement, dated October 11, 2012, among certain of the Company's subsidiaries and KeyBank National Association, as administrative agent, under the Credit Agreement, dated January 5, 2012, among the parties thereto, which is attached as Exhibit 10.2 to the Company's Form 8-K (Commission File No. 001-13561) filed on October 11, 2012, is hereby incorporated by reference as Exhibit 10.4

10.5
Mississauga Entertainment Centrum Agreement dated November 14, 2003 among Courtney Square Ltd., EPR North Trust and the Company, which is attached as Exhibit 10.1 to the Company's Form 8-K (Commission File No. 001-13561) filed March 15, 2004, is hereby incorporated by reference as Exhibit 10.5

10.6
Oakville Entertainment Centrum Agreement dated November 14, 2003 among Penex Winston Ltd., EPR North Trust and the Company, which is attached as Exhibit 10.2 to the Company's Form 8-K (Commission File No. 001-13561) filed March 15, 2004, is hereby incorporated by reference as Exhibit 10.6

10.7
Whitby Entertainment Centrum Agreement dated November 14, 2003 among Penex Whitby Ltd., EPR North Trust and the Company, which is attached as Exhibit 10.3 to the Company's Form 8-K (Commission File No. 001-13561) filed March 15, 2004, is hereby incorporated by reference as Exhibit 10.7

10.8
Kanata Entertainment Centrum Agreement dated November 14, 2003 among Penex Kanata Ltd., Penex Main Ltd., EPR North Trust and the Company, which is attached as Exhibit 10.4 to the Company's Form 8-K (Commission File No. 001-13561) filed March 15, 2004, is hereby incorporated by reference as Exhibit 10.8

10.9
Amending Agreements among Courtney Square Ltd., EPR North Trust and the Company, which are attached as Exhibit 10.5 to the Company's Form 8-K (Commission File No. 001-13561) filed March 15, 2004, are hereby incorporated by reference as Exhibit 10.9

10.10
Amending Agreements among Penex Winston Ltd., EPR North Trust and the Company, which are attached as Exhibit 10.6 to the Company's Form 8-K (Commission File No. 001-13561) filed March 15, 2004, are hereby incorporated by reference as Exhibit 10.10

10.11
Amending Agreements among Penex Whitby Ltd., EPR North Trust and the Company, which are attached as Exhibit 10.7 to the Company's Form 8-K (Commission File No. 001-13561) filed March 15, 2004, are hereby incorporated by reference as Exhibit 10.11

10.12
Amending Agreements among Penex Kanata Ltd., Penex Main Ltd., EPR North Trust and the Company, which are attached as Exhibit 10.8 to the Company's Form 8-K (Commission File No. 001-13561) filed March 15, 2004, are hereby incorporated by reference as Exhibit 10.12

10.13*
Form of Indemnification Agreement entered into between the Company and each of its trustees and officers, which is attached as Exhibit 10.8 to Amendment No. 1, filed October 28, 1997, to the Company's Registration Statements on Form S-11 (Registration No. 333-35281), is hereby incorporated by reference as exhibit 10.13

10.14*
Form of Indemnification Agreement, which is attached as Exhibit 10.2 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 14, 2007, is hereby incorporated by reference as Exhibit 10.14

10.15*
Deferred Compensation Plan for Non-Employee Trustees, which is attached as Exhibit 10.10 to Amendment No. 2, filed November 5, 1997, to the Company's Registration Statement on Form S-11 (Registration No. 333-35281), is hereby incorporated by reference as Exhibit 10.15

10.16*
Annual Incentive Program, which is attached as Exhibit 10.11 to Amendment No. 2, filed November 5, 1997, to the Company's Registration Statement on Form S-11 (Registration No. 333-35281), is hereby incorporated by reference as Exhibit 10.16

10.17*
First Amended and Restated 1997 Share Incentive Plan included as Appendix D to the Company's definitive proxy statement filed April 8, 2004 (Commission File No. 001-13561), is hereby incorporated by reference as Exhibit 10.17

10.18*
Form of 1997 Share Incentive Plan Restricted Shares Award Agreement, which is attached as Exhibit 10.14 to the Company's Form 10-K (Commission File No. 001-13561) filed February 28, 2007, is hereby incorporated by reference as Exhibit 10.18

10.19*
Form of Option Certificate Issued Pursuant to the Company's 1997 Share Incentive Plan, which is attached as Exhibit 10.15 to the Company's Form 10-K (Commission File No. 001-13561) filed February 28, 2007, is hereby incorporated by reference as Exhibit 10.19

10.20*
2007 Equity Incentive Plan, as amended, which is attached as Exhibit 10.2 to the Company's Form 8-K filed May 20, 2009 (Commission File No. 001-13561), is hereby incorporated by reference as Exhibit 10.20

10.21*
Form of 2007 Equity Incentive Plan Nonqualified Share Option Agreement for Employee Trustees, which is attached as Exhibit 10.2 to the Company's Registration Statement on Form S-8 (Registration No. 333-142831) filed on May 11, 2007, is hereby incorporated by reference as Exhibit 10.21

10.22*
Form of 2007 Equity Incentive Plan Nonqualified Share Option Agreement for Non-Employee Trustees, which is attached as Exhibit 10.3 to the Company's Registration Statement on Form S-8 (Registration No. 333-142831) filed on May 11, 2007, is hereby incorporated by reference as Exhibit 10.22

10.23*
Form of 2007 Equity Incentive Plan Restricted Shares Agreement for Employees, which is attached as Exhibit 10.4 to the Company's Registration Statement on Form S-8 (Registration No. 333-142831) filed on May 11, 2007, is hereby incorporated by reference as Exhibit 10.23

10.24*
Form of 2007 Equity Incentive Plan Restricted Shares Agreement for Non-Employee Trustees, which is attached as Exhibit 10.3 to the Company's Form 8-K filed May 20, 2009 (Commission File No. 001-13561), is hereby incorporated by reference as Exhibit 10.24

10.25*
Employment Agreement, entered into as of February 28, 2007, by the Company and David M. Brain, which is attached as Exhibit 10.16 to the Company's Form 10-K (Commission File No. 001-13561) filed February 28, 2007, is hereby incorporated by reference as Exhibit 10.25

10.26*
Employment Agreement, entered into as of February 28, 2007, by the Company and Gregory K. Silvers, which is attached as Exhibit 10.17 to the Company's Form 10-K (Commission File No. 001-13561) filed February 28, 2007, is hereby incorporated by reference as Exhibit 10.26

10.27*
Employment Agreement, entered into as of February 28, 2007, by the Company and Mark A. Peterson, which is attached as Exhibit 10.18 to the Company's Form 10-K (Commission File No. 001-13561) filed February 28, 2007, is hereby incorporated by reference as Exhibit 10.27

10.28*
Employment Agreement, entered into as of February 28, 2007, by the Company and Michael L. Hirons, which is attached as Exhibit 10.19 to the Company's Form 10-K (Commission File No. 001-13561) filed February 28, 2007, is hereby incorporated by reference as Exhibit 10.28

10.29*
Employment Agreement, entered into as of May 14, 2009, by the Company and Morgan G. Earnest II, which is attached as Exhibit 10.1 to the Company's Form 8-K (Commission File No. 001-13561) filed May 20, 2009, is hereby incorporated by reference as Exhibit 10.29

12.1	Computation of Ratio of Earnings to Fixed Charges is attached hereto as Exhibit 12.1

12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends is attached hereto as Exhibit 12.2

21	The list of the Company's Subsidiaries is attached hereto as Exhibit 21

23	Consent of KPMG LLP is attached hereto as Exhibit 23

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