Form 10-Q
period 2013-03-31
EPR PROPERTIES
filed 2013-05-01
CIK 1045450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

At April 29, 2013, there were 47,040,204 common shares outstanding.

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

i

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
Our forward-looking statements represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. For further discussion of these factors see Item 1A - "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (“SEC”) on February 27, 2013.
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

ii

iii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
EPR PROPERTIES Consolidated Balance Sheets (Dollars in thousands except share data)

	March 31, 2013	December 31, 2012
	(unaudited)
Assets
Rental properties, net of accumulated depreciation of $383,332 and $375,684 at March 31, 2013 and December 31, 2012, respectively	$1,858,204	$1,885,093
Rental properties held for sale, net	2,788	2,788
Land held for development	197,740	196,177
Property under development	38,369	29,376
Mortgage notes and related accrued interest receivable	468,557	455,752
Investment in a direct financing lease, net	235,302	234,089
Investment in joint ventures	12,287	11,971
Cash and cash equivalents	11,763	10,664
Restricted cash	32,614	23,991
Deferred financing costs, net	18,708	19,679
Accounts receivable, net	38,246	38,738
Other assets	37,214	38,412
Total assets	$2,951,792	$2,946,730
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$47,798	$65,481
Common dividends payable	37,161	35,165
Preferred dividends payable	5,952	6,021
Unearned rents and interest	19,984	11,333
Long-term debt	1,383,392	1,368,832
Total liabilities	1,494,287	1,486,832
Equity:
Common Shares, $.01 par value; 75,000,000 shares authorized; and 48,729,149 and 48,454,181 shares issued at March 31, 2013 and December 31, 2012, respectively	487	484
Preferred Shares, $.01 par value; 25,000,000 shares authorized:
5,400,000 Series C convertible shares issued at March 31, 2013 and December 31, 2012; liquidation preference of $135,000,000	54	54
3,450,000 Series E convertible shares issued at March 31, 2013 and December 31, 2012; liquidation preference of $86,250,000	35	35
5,000,000 Series F shares issued at March 31, 2013 and December 31, 2012; liquidation preference of $125,000,000	50	50
Additional paid-in-capital	1,775,166	1,769,227
Treasury shares at cost: 1,690,060 and 1,566,780 common shares at March 31, 2013 and December 31, 2012, respectively	(61,227)	(55,308)
Accumulated other comprehensive income	20,114	20,622
Distributions in excess of net income	(277,551)	(275,643)
EPR Properties shareholders’ equity	1,457,128	1,459,521
Noncontrolling interests	377	377
Equity	$1,457,505	$1,459,898
Total liabilities and equity	$2,951,792	$2,946,730
See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Income (Unaudited) (Dollars in thousands except per share data)

	Three Months Ended March 31,
	2013	2012
Rental revenue	$60,787	$57,258
Tenant reimbursements	4,744	4,822
Other income	24	25
Mortgage and other financing income	17,795	14,674
Total revenue	83,350	76,779
Property operating expense	7,005	6,374
Other expense	194	350
General and administrative expense	6,652	6,467
Gain on early extinguishment of debt	(4,539)	—
Interest expense, net	19,989	18,141
Transaction costs	318	158
Impairment charges	—	3,998
Depreciation and amortization	13,438	11,740
Income before equity in income from joint ventures and discontinued operations	40,293	29,551
Equity in income from joint ventures	351	47
Income from continuing operations	$40,644	$29,598
Discontinued operations:
Income (loss) from discontinued operations	(3)	355
Impairment charges	—	(8,845)
Gain on sale or acquisition of real estate	565	282
Net income	41,206	21,390
Add: Net income attributable to noncontrolling interests	—	(18)
Net income attributable to EPR Properties	41,206	21,372
Preferred dividend requirements	(5,952)	(6,001)
Net income available to common shareholders of EPR Properties	$35,254	$15,371
Per share data attributable to EPR Properties common shareholders:
Basic earnings per share data:
Income from continuing operations	$0.74	$0.51
Income (loss) from discontinued operations	0.01	(0.18)
Net income available to common shareholders	$0.75	$0.33
Diluted earnings per share data:
Income from continuing operations	$0.74	$0.50
Income (loss) from discontinued operations	0.01	(0.17)
Net income available to common shareholders	$0.75	$0.33
Shares used for computation (in thousands):
Basic	46,854	46,677
Diluted	47,047	46,945
See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Comprehensive Income (Unaudited) (Dollars in thousands)

	Three Months Ended March 31,
	2013	2012
Net income	$41,206	$21,390
Other comprehensive income (loss):
Foreign currency translation adjustment	(3,004)	2,786
Change in unrealized gain (loss) on derivatives	2,496	(2,488)
Comprehensive income	40,698	21,688
Comprehensive income attributable to the noncontrolling interests	—	(18)
Comprehensive income attributable to EPR Properties	$40,698	$21,670
See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Changes in Equity Three Months Ended March 31, 2013 (Unaudited) (Dollars in thousands)

	EPR Properties Shareholders’ Equity
	Common Stock		Preferred Stock		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income	Distributions in excess of net income	Noncontrolling Interests	Total
	Shares	Par	Shares	Par
Balance at December 31, 2012	48,454,181	$484	13,850,000	$139	$1,769,227	$(55,308)	$20,622	$(275,643)	$377	$1,459,898
Issuance of nonvested shares, net	196,928	2	—	—	2,588	(3,425)	—	—	—	(835)
Amortization of nonvested shares	—	—	—	—	1,204	—	—	—	—	1,204
Share option expense	—	—	—	—	222	—	—	—	—	222
Foreign currency translation adjustment	—	—	—	—	—	—	(3,004)	—	—	(3,004)
Change in unrealized gain/loss on derivatives	—	—	—	—	—	—	2,496	—	—	2,496
Net income	—	—	—	—	—	—	—	41,206	—	41,206
Issuances of common shares	2,641	—	—	—	124	—	—	—	—	124
Stock option exercises, net	75,399	1	—	—	1,801	(2,494)	—	—	—	(692)
Dividends to common and preferred shareholders	—	—	—	—	—	—	—	(43,114)	—	(43,114)
Balance at March 31, 2013	48,729,149	$487	13,850,000	$139	$1,775,166	$(61,227)	$20,114	$(277,551)	$377	$1,457,505

See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Cash Flows (Unaudited) (Dollars in thousands)

	Three Months Ended March 31,
	2013	2012
Operating activities:
Net income	$41,206	$21,390
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on early extinguishment of debt	(4,539)	—
Non-cash impairment charges	—	3,998
Loss (income) from discontinued operations	(562)	8,208
Equity in income from joint ventures	(351)	(47)
Distributions from joint ventures	223	354
Depreciation and amortization	13,438	11,740
Amortization of deferred financing costs	999	1,085
Share-based compensation expense to management and Trustees	1,548	1,464
Decrease in restricted cash	2,946	1,450
Increase in mortgage notes and related accrued interest receivable	(36)	(13)
Increase in accounts receivable, net	(1,426)	(232)
Increase in direct financing lease receivable	(1,212)	(1,256)
Decrease (increase) in other assets	139	(2,523)
Decrease in accounts payable and accrued liabilities	(10,451)	(6,768)
Increase (decrease) in unearned rents and interest	(3,072)	2,628
Net operating cash provided by continuing operations	38,850	41,478
Net operating cash provided by discontinued operations	1,322	481
Net cash provided by operating activities	40,172	41,959
Investing activities:
Acquisition of rental properties and other assets	(8,174)	(31,507)
Investment in unconsolidated joint ventures	(433)	(442)
Investment in mortgage notes receivable	(12,769)	(24,451)
Additions to properties under development	(17,719)	(13,672)
Net cash used by investing activities of continuing operations	(39,095)	(70,072)
Net proceeds from sale of real estate from discontinued operations	24,146	282
Net cash used by investing activities	(14,949)	(69,790)
Financing activities:
Proceeds from long-term debt facilities	70,000	320,000
Principal payments on long-term debt	(48,950)	(251,328)
Deferred financing fees paid	(67)	(1,852)
Net proceeds from issuance of common shares	84	56
Impact of stock option exercises, net	(692)	(480)
Purchase of common shares for treasury	(3,245)	(3,209)
Dividends paid to shareholders	(41,146)	(38,681)
Net cash provided (used) by financing activities	(24,016)	24,506
Effect of exchange rate changes on cash	(108)	174
Net increase (decrease) in cash and cash equivalents	1,099	(3,151)
Cash and cash equivalents at beginning of the period	10,664	14,625
Cash and cash equivalents at end of the period	$11,763	$11,474
Supplemental information continued on next page.

EPR PROPERTIES Consolidated Statements of Cash Flows (Unaudited) (Dollars in thousands) Continued from previous page.

	Three Months Ended March 31,
	2013	2012
Supplemental schedule of non-cash activity:
Transfer of property under development to rental property	$7,151	$1,038
Issuance of nonvested shares and restricted share units at fair value, including nonvested shares issued for payment of bonuses	$9,373	$6,694
Conversion of equity to mortgage note receivable related to Atlantic-EPR I	$—	$14,852
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$29,352	$21,845
Cash paid during the year for income taxes	$221	$197
See accompanying notes to consolidated financial statements.

EPR PROPERTIES
Notes to Consolidated Financial Statements (Unaudited)

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

2. Summary of Significant Accounting Policies

Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. In addition, operating results for the three month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

The consolidated balance sheet as of December 31, 2012 has been derived from the audited consolidated balance sheet at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Comission (SEC) on February 27, 2013.

Operating Segments
For financial reporting purposes, the Company groups its investments into four reportable operating segments: entertainment, education, recreation and other. See Note 16 for financial information related to these operating segments.

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

Revenue Recognition
Rents that are fixed and determinable are recognized on a straight-line basis over the minimum terms of the leases. Base rent escalation on leases that are dependent upon increases in the Consumer Price Index (CPI) is recognized when known. In addition, most of the Company's tenants are subject to additional rents if gross revenues of the properties exceed certain thresholds defined in the lease agreements (percentage rents). Percentage rents as well as participating interest for those mortgage agreements that contain similar such clauses are recognized at the time when specific triggering events occur as provided by the lease or mortgage agreements. Rental revenue included percentage rents of $0.4 million and $0.5 million for the three months ended March 31, 2013 and 2012, respectively. Lease termination fees are recognized when the related leases are canceled and the Company has no obligation to provide services to such former tenants. No termination fees were recognized during the three months ended March 31, 2013 and 2012.

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

Concentrations of Risk
American Multi-Cinema, Inc. (AMC) was the lessee of a substantial portion (31%) of the megaplex theatre rental properties held by the Company (including joint venture properties) at March 31, 2013 as a result of a series of sale leaseback transactions pertaining to AMC megaplex theatres. A substantial portion of the Company’s total revenues (approximately $21.6 million or 26% and $25.7 million or 33%, for the three months ended March 31, 2013 and 2012, respectively) result from the revenue from AMC under the leases, or from its parent, AMC Entertainment, Inc. (AMCE), as the guarantor of AMC’s obligations under the leases. On August 30, 2012, Dalian Wanda Group Co., Ltd. (Wanda) announced that it completed its acquisition of AMC Entertainment Holdings, Inc., the parent of AMCE (AMCE Holdings), in a transaction valued at $2.7 billion. Upon completion of the acquisition, AMCE Holdings became a wholly-owned subsidiary of Wanda and transitioned their year-end to a calendar year-end as of December 31, 2012. AMCE publicly reported total assets of $4.3 billion and $3.6 billion and total stockholders' equity of $774.1 million and $154.3 million at December 31, 2012 and March 29, 2012, respectively. Additionally, AMCE publicly reported total liabilities of $3.5 billion at both December 31, 2012 and March 29, 2012. AMCE publicly reported net earnings of $57.3 million for the transition period beginning on March 30, 2012 and ending December 31, 2012, a net loss of $82.0 million for the fifty-two weeks ended March 29, 2012 and a net loss of $122.9 million for the fifty-two weeks ended March 31, 2011. AMCE has publicly held debt and the foregoing financial information was reported in its consolidated financial information which is publicly available.

For the three months ended March 31, 2013 and 2012, approximately $10.7 million or 12.8%, and $10.9 million or 14%, respectively, of total revenue was derived from the Company's four entertainment retail centers in Ontario, Canada. The Company's wholly owned subsidiaries that hold the four Canadian entertainment retail centers and third-party debt represent approximately $144.7 million or 10%, and $147.3 million or 10%, of the Company's net assets as of March 31, 2013 and December 31, 2012, respectively.

Share-Based Compensation
Share-based compensation to employees of the Company is granted pursuant to the Company's Annual Incentive Program and Long-Term Incentive Plan. Share-based compensation to non-employee Trustees of the Company is granted pursuant to the Company's Trustee compensation program and shares are issued under the 2007 Equity Incentive Plan.

Share based compensation expense consists of share option expense, amortization of nonvested share grants, and amortization of share units issued to non-employee Trustees for payment of their annual retainers. Share based compensation is included in general and administrative expense in the accompanying consolidated statements of income, and totaled $1.5 million for both the three months ended March 31, 2013 and 2012.

Share Options
Share options are granted to employees pursuant to the Long-Term Incentive Plan and to non-employee Trustees for their service to the Company. The fair value of share options granted is estimated at the date of grant using the Black-Scholes option pricing model. Share options granted to employees vest over a period of four years and share option expense for these options is recognized on a straight-line basis over the vesting period. Share options granted to non-employee Trustees vest immediately but may not be exercised for a period of one year from the grant date. Share option expense for non-employee Trustees is recognized on a straight-line basis over the year of service by the non-employee Trustees. Total expense recognized related to share options was $222 thousand and $256 thousand for the three months ended March 31, 2013 and 2012, respectively.

Nonvested Shares Issued to Employees
The Company grants nonvested shares to employees pursuant to both the Annual Incentive Program and the Long-Term Incentive Plan. The Company amortizes the expense related to the nonvested shares awarded to employees under the Long-Term Incentive Plan and the premium awarded under the nonvested share alternative of the Annual Incentive Program on a straight-line basis over the future vesting period (three to four years). Total expense recognized related to all nonvested shares was $1.2 million and $1.1 million for the three months ended March 31, 2013 and 2012, respectively.

Restricted Share Units Issued to Non-Employee Trustees
The Company issues restricted share units to non-employee Trustees for payment of their annual retainers. The fair value of the share units granted was based on the share price at the date of grant. The share units vest upon the earlier of the day preceding the next annual meeting of shareholders or a change of control. The settlement date for the shares is selected by the non-employee Trustee, and ranges from one year from the grant date to upon termination of service. This expense is amortized by the Company on a straight-line basis over the year of service by the non-employee Trustees. Total expense recognized related to shares issued to non-employee Trustees was $122 thousand, and $126 thousand for the three months ended March 31, 2013 and 2012, respectively.

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

3. Rental Properties
The following table summarizes the carrying amounts of rental properties as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Buildings and improvements	$1,724,248	$1,734,300
Furniture, fixtures & equipment	29,839	34,028
Land	487,449	492,449
	2,241,536	2,260,777
Accumulated depreciation	(383,332)	(375,684)
Total	$1,858,204	$1,885,093
Depreciation expense on rental properties was $12.6 million and $11.0 million for the three months ended March 31, 2013 and 2012, respectively.

4. Investments and Dispositions

The Company's investment spending during the three months ended March 31, 2013 totaled approximately $38.7 million, and included investments in each of its four operating segments.

Entertainment investment spending during the three months ended March 31, 2013 totaled $14.7 million, and related primarily to investments in build-to-suit construction of six megaplex theatres and one family entertainment center that are subject to long-term triple net leases or long-term mortgage agreements.

Education investment spending during the three months ended March 31, 2013 totaled $15.1 million, and related to investments in build-to-suit construction of five public charter schools and an acquisition of an early childhood education center located in Peoria, Arizona that are subject to long-term triple net leases or long-term mortgage agreements.

Recreation investment spending during the three months ended March 31, 2013 totaled $7.4 million, and related to fundings under the Company's mortgage notes for improvements at existing ski and water-park properties. In addition, the Company's recreation investment spending related to build-to-suit construction of three TopGolf golf entertainment facilities, as well as funding improvements at the Company's ski property located in Maryland.

Other investment spending during the three months ended March 31, 2013 totaled $1.5 million and related to the land held for development in Sullivan County, New York.

On March 18, 2013, the Company sold a winery and a portion of related vineyards located in Sonoma County, California for proceeds of $24.1 million and recognized a gain of $0.6 million during the three months ended March 31, 2013.

Additionally, during the three months ended March 31, 2013, the Company extended its mortgage loan agreement with Peak Resorts, Inc. from April 1, 2013 to April 1, 2016. The loan is secured by 696 acres of development land at Mt. Snow.

5. Accounts Receivable, Net
The following table summarizes the carrying amounts of accounts receivable, net as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Receivable from tenants	$9,274	$9,379
Receivable from non-tenants	484	1,527
Receivable from Canada Revenue Agency	996	793
Straight-line rent receivable	31,796	30,891
Allowance for doubtful accounts	(4,304)	(3,852)
Total	$38,246	$38,738

6. Investment in a Direct Financing Lease

The Company’s investment in a direct financing lease relates to the Company’s master lease of 26 public charter school properties as of March 31, 2013 and December 31, 2012, with affiliates of Imagine Schools, Inc. (Imagine). Investment in a direct financing lease, net represents estimated unguaranteed residual values of leased assets and net unpaid rentals, less related deferred income. The following table summarizes the carrying amounts of investment in a direct financing lease, net as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Total minimum lease payments receivable	$642,798	$648,632
Estimated unguaranteed residual value of leased assets	211,944	211,944
Less deferred income (1)	(619,440)	(626,487)
Investment in a direct financing lease, net	$235,302	$234,089

(1) Deferred income is net of $1.7 million of initial direct costs at March 31, 2013 and December 31, 2012, respectively.

Additionally, the Company has determined that no allowance for losses was necessary at March 31, 2013 and December 31, 2012.

The Company’s direct financing lease has expiration dates ranging from approximately 19 to 22 years. Future minimum rentals receivable on this direct financing lease at March 31, 2013 are as follows (in thousands):

Amount
Year:
2013	$17,742
2014	24,283
2015	25,011
2016	25,762
2017	26,535
Thereafter	523,465
Total	$642,798

7. Unconsolidated Real Estate Joint Ventures

At March 31, 2013, the Company had a 44.4% and 30.7% investment interest in two unconsolidated real estate joint ventures, Atlantic-EPR I and Atlantic-EPR II, respectively. The Company accounts for its investment in these joint ventures under the equity method of accounting.

The Company recognized income of $183 thousand and $49 thousand during the three months ended March 31, 2013 and 2012, respectively, from its equity investments in the Atlantic-EPR I and Atlantic-EPR II joint ventures. The Company also received distributions from Atlantic-EPR I and Atlantic-EPR II of $223 thousand and $354 thousand on its equity investment during the three months ended March 31, 2013 and 2012, respectively. Condensed consolidated financial information for Atlantic-EPR I and Atlantic-EPR II is as follows as of and for the three months ended March 31, 2013 and 2012 (in thousands):

	2013	2012
Rental properties, net	$45,219	$46,324
Cash	281	1,397
Mortgage note payable (1)	11,720	12,126
Mortgage note payable to EPR Properties (2)	19,244	14,852
Partners’ equity	18,594	19,127
Rental revenue	1,448	1,400
Net income	520	348
(1) Atlantic-EPR II mortgage note payable is due September 1, 2013
(2) Atlantic-EPR I mortgage note payable to EPR Properties is due January 31, 2018

The partnership agreements for Atlantic-EPR I and Atlantic-EPR II allow the Company’s partner, Atlantic of Hamburg, Germany (Atlantic), to exchange up to a maximum of 10% of its ownership interest per year in each of the joint ventures for common shares of the Company or, at the Company's discretion, the cash value of those shares as defined in each of the partnership agreements. During 2012, the Company paid Atlantic cash of $1.3 million and $490 thousand in exchange for additional ownership of 6.0% and 3.8% for Atlantic-EPR I and Atlantic-EPR II, respectively. During 2013, the Company has paid Atlantic cash of $463 thousand and $158 thousand in exchange for additional ownership of 2.3% and 1.1% for Atlantic-EPR I and Atlantic-EPR II, respectively. These exchanges did not impact total partners’ equity in either Atlantic-EPR I or Atlantic-EPR II.

In addition, as of March 31, 2013 and December 31, 2012, the Company had invested $4.9 million and $4.7 million, respectively, in unconsolidated joint ventures for three theatre projects located in China. The Company recognized income of $168 thousand and a loss of $2 thousand from its investment in these joint ventures for the three months ended March 31, 2013 and 2012, respectively.

8. Long-Term Debt

On March 4, 2013, the Company entered into a Discounted Payoff and Settlement Agreement (the Agreement) regarding one of its loan agreements secured by a theatre property located in Omaha, Nebraska. Pursuant to the Agreement, the Company made a cash payment of $9.7 million that included a forfeited restricted cash account with a balance of $1.2 million in full satisfaction of the loan. Accordingly, the Company recorded a gain on early extinguishment of debt of $4.5 million during the three months ended March 31, 2013.

On March 5, 2013, the Company added to its unsecured term loan facility, increasing the size of the facility from $240.0 million to $255.0 million. The loan matures on January 5, 2017 and bears interest based on a grid related to the Company's senior unsecured credit ratings, which at closing was LIBOR plus 175 basis points. The net proceeds from this increased term loan facility were primarily utilized to pay down the Company's unsecured revolving credit facility. At March 31, 2013, the Company had $59.0 million debt outstanding under its $400.0 million unsecured revolving credit facility.

9. Variable Interest Entities

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

Consolidated VIEs
As of March 31, 2013, the Company has invested in one 50% joint venture which is a VIE. This joint venture did not have any significant assets and liabilities at March 31, 2013 and was established to explore certain investment opportunities.

Unconsolidated VIE
At March 31, 2013, the Company’s recorded investment in SVVI, a VIE that is unconsolidated, was $180.6 million. The Company’s maximum exposure to loss associated with SVVI is limited to the Company’s outstanding mortgage note and related accrued interest receivable of $180.6 million.

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

10. Derivative Instruments

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

The effective portion of changes in the fair value of interest rate derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (AOCI) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2013 and 2012, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness on cash flow hedges was recognized during the three months ended March 31, 2013 and 2012.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of March 31, 2013, the Company estimates that during the twelve months ending March 31, 2014, $1.6 million will be reclassified from AOCI to interest expense.

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

At March 31, 2013, the Company’s cross-currency swaps had a fixed original notional value of $76.0 million CAD and $71.5 million U.S. The net effect of these swaps is to lock in an exchange rate of $1.05 CAD per U.S. dollar on approximately $13.0 million of annual CAD denominated cash flows on the properties through February 2014.

The Company entered into foreign currency forward agreements to further hedge the currency fluctuations related to the cash flows of these properties. The agreements settled or settle at the end of each month from January to December 2013. These agreements lock in an exchange rate of $0.98 CAD to $0.99 CAD per U.S. dollar on approximately $500 thousand of monthly CAD denominated cash flows.

The effective portion of changes in the fair value of foreign currency derivatives designated and that qualify as cash flow hedges of foreign exchange risk is recorded in AOCI and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative, as well as amounts excluded from the assessment of hedge effectiveness, is recognized directly in earnings. No hedge ineffectiveness on foreign currency derivatives has been recognized for the three months ended March 31, 2013 and 2012. As of March 31, 2013, the Company estimates that during the twelve months ending March 31, 2014, $0.3 million will be reclassified from AOCI to other expense.

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

For foreign currency derivatives designated as net investment hedges, the effective portion of changes in the fair value of the derivatives are reported in AOCI as part of the cumulative translation adjustment. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness on net investment hedges has been recognized for three months ended March 31, 2013 and 2012. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated.

See Note 11 for disclosure relating to the fair value of the Company’s derivative instruments. Below is a summary of the effect of derivative instruments on the consolidated statements of changes in equity and income for the three months ended March 31, 2013 and 2012.

Effect of Derivative Instruments on the Consolidated Statements of Changes in Equity and Income for the Three Months Ended March 31, 2013 and 2012 (Dollars in thousands)

	Three Months Ended March 31,
Description	2013	2012
Interest Rate Swaps
Amount of Loss Recognized in AOCI on Derivative (Effective Portion)	$(206)	$(1,366)
Amount of Expense Reclassified from AOCI into Earnings (Effective Portion) (1)	(423)	(372)
Cross Currency Swaps
Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	291	(521)
Amount of Expense Reclassified from AOCI into Earnings (Effective Portion) (2)	(102)	(167)
Currency Forward Agreements
Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	1,935	(1,140)
Amount of Income Reclassified from AOCI into Earnings (Effective Portion) (2)	49	—
Total
Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	$2,020	$(3,027)
Amount of Expense Reclassified from AOCI into Earnings (Effective Portion)	(476)	(539)

(1)	Included in "Interest expense, net" in the accompanying consolidated statements of income for the three months ended March 31, 2013 and 2012.

(2)	Included in “Other expense” in the accompanying consolidated statements of income for the three months ended March 31, 2013 and 2012.

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

As of March 31, 2013, the fair value of the Company’s derivatives in a liability position related to these agreements was $5.5 million. If the Company breached any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the agreements at their termination value of $5.6 million.

11. Fair Value Disclosures

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives also utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of March 31, 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives and therefore, has classified its derivatives as Level 2 within the fair value reporting hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 aggregated by the level in the fair value hierarchy within which those measurements are classified and by derivative type.
Assets and Liabilities Measured at Fair Value on a Recurring Basis at March 31, 2013 and December 31, 2012 (Dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at end of period
March 31, 2013:
Cross Currency Swaps*	$—	$(316)	$—	$(316)
Currency Forward Agreements*	$—	$(1,566)	$—	$(1,566)
Interest Rate Swap Agreements*	$—	$(3,632)	$—	$(3,632)
December 31, 2012:
Cross Currency Swaps*	$—	$(709)	$—	$(709)
Currency Forward Agreements*	$—	$(3,453)	$—	$(3,453)
Interest Rate Swap Agreements*	$—	$(3,848)	$—	$(3,848)
*Included in "Accounts payable and accrued liabilities" in the accompanying consolidated balance sheet.

Non-recurring fair value measurements
There were no assets or liabilities measured at fair value on a non-recurring basis during the three months ended March 31, 2013.

Fair Value of Financial Instruments
Management compares the carrying value and the estimated fair value of the Company’s financial instruments. The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instruments at March 31, 2013 and December 31, 2012:

Mortgage notes receivable and related accrued interest receivable:
The fair value of the Company’s mortgage notes and related accrued interest receivable is estimated by discounting the future cash flows of each instrument using current market rates. At March 31, 2013, the Company had a carrying value of $468.6 million in fixed rate mortgage notes receivable outstanding, including related accrued interest, with a weighted average interest rate of approximately 8.98%. The fixed rate mortgage notes bear interest at rates of 7.00% to 11.31%. Discounting the future cash flows for fixed rate mortgage notes receivable using rates of 9.00% to 11.31%, management estimates the fair value of the fixed rate mortgage notes receivable to be approximately $445.6 million with an estimated weighted average market rate of 10.07% at March 31, 2013.

At December 31, 2012, the Company had a carrying value of $455.8 millionin fixed rate mortgage notes receivable outstanding, including related accrued interest, with a weighted average interest rate of approximately 8.96%. The fixed rate mortgage notes bear interest at rates of 7.00% to 11.31%. Discounting the future cash flows for fixed rate mortgage notes receivable using rates of 9.00% to 11.31%, management estimates the fair value of the fixed rate mortgage notes receivable to be $431.2 million with an estimated weighted average market rate of 10.07% at December 31, 2012.

Investment in a direct financing lease, net:
The fair value of the Company’s investment in a direct financing lease is estimated by discounting the future cash flows of the instrument using current market rates. At March 31, 2013 and December 31, 2012, the Company had an investment in a direct financing lease with a carrying value of $235.3 million and $234.1 million, respectively, and a weighted average effective interest rate of 12.02% for both periods. The investment in direct financing lease bears interest at effective interest rates of 11.93% to 12.38%. The carrying value of the investment in a direct financing lease approximates the fair market value at March 31, 2013 and December 31, 2012.

Derivative instruments:
Derivative instruments are carried at their fair market value.

Debt instruments:
The fair value of the Company's debt is estimated by discounting the future cash flows of each instrument using current market rates. At March 31, 2013, the Company had a carrying value of $324.6 million in variable rate debt outstanding with a weighted average interest rate of approximately 1.87%. The carrying value of the variable rate debt outstanding approximates the fair market value at March 31, 2013.

At December 31, 2012, the Company had a carrying value of $289.6 million in variable rate debt outstanding with an average weighted interest rate of approximately 1.88%. The carrying value of the variable rate debt outstanding approximates the fair market value at December 31, 2012.

At March 31, 2013 and December 31, 2012, $240.0 million of variable rate debt outstanding under the Company's unsecured term loan facility had been effectively converted to a fixed rate through January 5, 2016 by interest rate swap agreements.

At March 31, 2013, the Company had a carrying value of $1.06 billion in fixed rate long-term debt outstanding with a weighted average interest rate of approximately 6.36%. Discounting the future cash flows for fixed rate debt using rates of 2.89% to 4.39%, management estimates the fair value of the fixed rate debt to be approximately $1.18 billion with an estimated weighted average market rate of 3.83% at March 31, 2013.

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

12. Earnings Per Share

The following table summarizes the Company’s computation of basic and diluted earnings per share (EPS) for the three months ended March 31, 2013 and 2012 (amounts in thousands except per share information):

	Three Months Ended March 31, 2013
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Income from continuing operations	$40,644
Less: preferred dividend requirements	(5,952)
Income from continuing operations available to common shareholders	$34,692	46,854	$0.74
Income from discontinued operations available to common shareholders	$562	46,854	$0.01
Net income available to common shareholders	$35,254	46,854	$0.75
Diluted EPS:
Income from continuing operations available to common shareholders	$34,692	46,854
Effect of dilutive securities:
Share options	—	193
Income from continuing operations available to common shareholders	$34,692	47,047	$0.74
Income from discontinued operations available to common shareholders	$562	47,047	$0.01
Net income available to common shareholders	$35,254	47,047	$0.75

	Three Months Ended March 31, 2012
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Income from continuing operations	$29,598
Less: preferred dividend requirements	(6,001)
Noncontrolling interest adjustments	(18)
Income from continuing operations available to common shareholders	$23,579	46,677	$0.51
Loss from discontinued operations available to common shareholders	$(8,208)	46,677	$(0.18)
Net income available to common shareholders	$15,371	46,677	$0.33
Diluted EPS:
Income from continuing operations available to common shareholders	$23,579	46,677
Effect of dilutive securities:
Share options	—	268
Income from continuing operations available to common shareholders	$23,579	46,945	$0.50
Loss from discontinued operations available to common shareholders	$(8,208)	46,945	$(0.17)
Net income available to common shareholders	$15,371	46,945	$0.33

The additional 1.9 million common shares that would result from the conversion of the Company’s 5.75% Series C cumulative convertible preferred shares and the additional 1.6 million common shares that would result from the conversion of the Company’s 9.0% Series E cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted earnings per share for the three months ended March 31, 2013 and 2012 because the effect is anti-dilutive.

The dilutive effect of potential common shares from the exercise of share options is included in diluted earnings per share for the three months ended March 31, 2013 and 2012. However, options to purchase 358 thousand and 342 thousand shares of common shares at per share prices ranging from $45.20 to $65.50 and $44.98 to $65.50, were outstanding at the end of the three months ended March 31, 2013 and 2012, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

13. Equity Incentive Plan

All grants of common shares and options to purchase common shares are issued under the Company's 2007 Equity Incentive Plan and an aggregate of 1,950,000 common shares, options to purchase common shares and restricted share units, subject to adjustment in the event of certain capital events, may be granted. At March 31, 2013, there were 267,658 shares available for grant under the 2007 Equity Incentive Plan.

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

	Number of shares	Option price per share			Weighted avg. exercise price
Outstanding at December 31, 2012	881,338	$18.18	—	$65.50	$38.51
Exercised	(75,399)	18.18	—	47.20	23.89
Granted	107,757	46.86	—	47.21	47.15
Forfeited	(2,658)	36.56	—	46.69	43.65
Outstanding at March 31, 2013	911,038	$18.18	—	$65.50	$40.72
The weighted average fair value of options granted was $12.05 and $11.98 during the three months ended March 31, 2013 and 2012, respectively. The intrinsic value of stock options exercised was $1.9 million and $1.3 million, during the three months ended March 31, 2013 and 2012, respectively. Additionally, the Company repurchased 50,583 shares into treasury shares in conjunction with the stock options exercised during the three months ended March 31, 2013 with a total value of $2.5 million. At March 31, 2013, stock-option expense to be recognized in future periods was $2.3 million.

The expense related to share options included in the determination of net income for the three months ended March 31, 2013 and 2012 was $222 thousand and $256 thousand, respectively. The following assumptions were used in applying the Black-Scholes option pricing model at the grant dates: risk-free interest rate of 1.0% and 1.1% to 1.2% for the three months ended March 31, 2013 and 2012, respectively, dividend yield of 6.5% for the three months ended March 31, 2013 and 6.4% to 6.6% for the three months ended March 31, 2012, volatility factors in the expected market price of the Company’s common shares of 50.7% for the three months ended March 31, 2013 and 50.6% to 51.8% for the three months ended March 31, 2012, 0.23% and 0.25% expected forfeiture rate for the three months ended March 31, 2013 and 2012, respectively, and an expected life of approximately six years for both the three months ended March 31, 2013 and 2012. The Company uses historical data to estimate the expected life of the option and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Additionally, expected volatility is computed based on the average historical volatility of the Company’s publicly traded shares.
The following table summarizes outstanding options at March 31, 2013:

Exercise price range	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)
$ 18.18 - 19.99	206,505	5.9
20.00 - 29.99	3,333	0.1
30.00 - 39.99	75,305	2.9
40.00 - 49.99	512,542	6.4
50.00 - 59.99	10,000	5.1
60.00 - 65.50	103,353	3.8
	911,038	5.7	$40.72	$11,591
The following table summarizes exercisable options at March 31, 2013:

Exercise price range	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)
$ 18.18 - 19.99	194,005	5.8
20.00 - 29.99	3,333	0.1
30.00 - 39.99	66,784	2.4
40.00 - 49.99	291,204	4.3
50.00 - 59.99	10,000	5.1
60.00 - 65.50	103,353	3.8
	668,679	4.5	$39.28	$9,812

Nonvested Shares
A summary of the Company’s nonvested share activity and related information is as follows:

	Number of shares	Weighted avg. grant date fair value	Weighted avg. life remaining
Outstanding at December 31, 2012	322,808	$42.52
Granted	198,833	47.15
Vested	(145,570)	39.88
Forfeited	(4,207)	45.39
Outstanding at March 31, 2013	371,864	$46.00	1.74
The holders of nonvested shares have voting rights and receive dividends from the date of grant. These shares vest ratably over a period of three to four years. The fair value of the nonvested shares that vested was $6.7 million and $7.5 million for the three months ended March 31, 2013 and 2012, respectively. At March 31, 2013, unamortized share-based compensation expense related to nonvested shares was $11.9 million.

Restricted Share Units
A summary of the Company’s restricted share unit activity and related information is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Life Remaining
Outstanding at December 31, 2012	10,925	$44.62
Granted	—	—
Vested	—	—
Outstanding at March 31, 2013	10,925	$44.62	0.10

The holders of restricted share units receive dividend equivalents from the date of grant. The share units vest upon the earlier of the day preceding the next annual meeting of shareholders or a change of control. The settlement date for the shares is selected by the non-employee Trustee, and ranges from one year from the grant date to upon termination of service. At March 31, 2013, unamortized share-based compensation expense related to restricted share units was $41 thousand.

14. Discontinued Operations

Included in discontinued operations for the three months ended March 31, 2013 are the operations of the Pope Valley winery, which was held for sale as of March 31, 2013, as well as the operations of a winery and a portion of related vineyards located in Sonoma County, California that was sold on March 18, 2013 for a gain of $0.6 million. Included in discontinued operations for the three months ended March 31, 2012 are the operations of the prior mentioned properties as well as a gain on sale or acquisition of real estate of $0.3 million that relates the to the settlement of escrow reserves established with the sale of Toronto Dundas Square as well as the operations of the Carneros custom crush facility and the Buena Vista winery and vineyards, which were both sold during 2012.

The operating results relating to discontinued operations are as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Rental revenue	$347	$1,025
Mortgage and other financing income	—	67
Total revenue	347	1,092
Property operating expense	21	(195)
Other expense	22	226
Interest expense, net	—	(11)
Impairment charges	—	8,845
Depreciation and amortization	307	717
Loss before gain on sale or acquisition of real estate	(3)	(8,490)
Gain on sale or acquisition of real estate	565	282
Net income (loss)	$562	$(8,208)

15 . Other Commitments and Contingencies

As of March 31, 2013, the Company had fourteen entertainment development projects under construction or under redevelopment for which it has commitments to fund approximately $65.3 million, four education development project under construction for which it has commitments to fund approximately $17.7 million and two recreation development projects under construction for which it has commitments to fund approximately $13.3 million. Development costs are advanced by the Company in periodic draws. If the Company determines that construction is not being completed in accordance with the terms of the development agreement, it can discontinue funding construction draws. The Company has agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

The Company has certain commitments related to its mortgage note investments that it may be required to fund in the future. The Company is generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of March 31, 2013, the Company had 11 mortgage notes receivable with commitments totaling approximately $38.3 million. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

The Company has provided guarantees of the payment of certain economic development revenue bonds totaling $34.8 million related to four theatres in Louisiana for which the Company earns a fee at annual rates of 1.75% to 4.00% over the 30-year terms of the related bonds. The Company has recorded $11.2 million as a deferred asset included in other assets and $11.2 million included in other liabilities in the accompanying consolidated balance sheet as of March 31, 2013 related to these guarantees. No amounts have been accrued as a loss contingency related to these guarantees because payment by the Company is not probable.

On June 7, 2011, affiliates of Louis Cappelli, Concord Associates, L.P., Concord Resort, LLC and Concord Kiamesha LLC (the "Cappelli Group"), filed a complaint with the Supreme Court of the State of New York, County of Sullivan, against two subsidiaries of the Company seeking (i) a declaratory judgment on certain of one of the subsidiary's obligations under a previously disclosed settlement agreement involving these entities, (ii) an order that the Company subsidiary execute the golf course lease and the “Racino Parcel” lease subject to the settlement agreement, and (iii) an extension of the restrictive covenant against ownership or operation of a casino on the Concord resort property under the settlement agreement, which covenant was set to expire on December 31, 2011. The Company subsidiaries filed counterclaims seeking related relief. The Cappelli Group subsequently obtained leave to discontinue its claims, but the counterclaims remain pending. On October 20, 2011, the Cappelli Group filed a complaint with the Supreme Court of the State of New York, County of Westchester against the Company and certain of its subsidiaries alleging breach of contract and breach of the duty of good faith and fair dealing with respect to a casino development agreement relating to a planned casino and resort development in Sullivan County, New York. Plaintiffs are seeking specific performance with respect to such agreement and money damages of $800.0 million, plus interest and attorneys' fees. On March 7, 2012, Concord Associates, L.P. and six other companies affiliated with Mr. Cappelli and Concord Associates, L.P. filed a new complaint against the Company and certain of its subsidiaries, as well as Empire Resorts, Inc. and its subsidiary Monticiello Raceway Management, Inc. (the “Empire Resorts Parties”), in the United States District Court for the Southern District of New York. On June 25, 2012, an amended complaint was served against the same parties as well as Kien Huat Realty III Limited and Genting New York, LLC (the “Genting Parties”). The amended complaint alleges unlawful restraint of trade, conspiracy to monopolize and unlawful monopolization against the Company, the Empire Resorts Parties and the Genting Parties as well as tortious interference against the Empire Resorts Parties and the Genting Parties, in relation to a proposed development transaction on the same Sullivan County, New York resort property. Plaintiffs seek damages of $1.5 billion, plus interest and attorneys' fees. The Company has not determined that losses related to these matters are probable. The Company intends to vigorously defend the claims asserted against the Company and certain of its subsidiaries by the Cappelli Group, for which the Company believes it has meritorious defenses, but there can be no assurances as to its outcome.

16. Segment Information

The Company groups investments into four reportable operating segments: entertainment, education, recreation and other. The financial information summarized below is presented by reportable operating segment, consistent with how the Company regularly reviews and manages its business:

Balance Sheet Data:
	As of March 31, 2013
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Total Assets	$1,814,656	$392,265	$444,316	$228,453	$72,102	$2,951,792

	As of December 31, 2012
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Total Assets	$1,818,712	$376,048	$427,977	$252,444	$71,549	$2,946,730

Operating Data:
	Three Months Ended March 31, 2013
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Rental revenue	$54,983	$3,157	$1,909	$738	$—	$60,787
Tenant reimbursements	4,744	—	—	—	—	4,744
Other income	23	—	—	1	—	24
Mortgage and other financing income	2,204	7,957	7,555	79	—	17,795
Total revenue	61,954	11,114	9,464	818	—	83,350

Property operating expense	7,135	—	—	(130)	—	7,005
Other expense	—	—	—	141	53	194
Total investment expenses	7,135	—	—	11	53	7,199
Net operating income (loss) - before unallocated items	54,819	11,114	9,464	807	(53)	76,151

Reconciliation to Consolidated Statements of Income:
General and administrative expense						(6,652)
Gain on early extinguishment of debt						4,539
Interest expense, net						(19,989)
Transaction costs						(318)
Depreciation and amortization						(13,438)
Equity in income from joint ventures						351
Discontinued operations:
Loss from discontinued operations						(3)
Gain on sale or acquisition of real estate						565
Net income						41,206
Preferred dividend requirements						(5,952)
Net income available to common shareholders of EPR Properties						$35,254

	Three Months Ended March 31, 2012
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Rental revenue	$54,561	$1,420	$519	$758	$—	$57,258
Tenant reimbursements	4,822	—	—	—	—	4,822
Other income	24	—	—	1	—	25
Mortgage and other financing income	447	7,295	6,906	26	—	14,674
Total revenue	59,854	8,715	7,425	785	—	76,779

Property operating expense	6,005	—	—	369	—	6,374
Other expense	—	—	—	183	167	350
Total investment expenses	6,005	—	—	552	167	6,724
Net operating income (loss) - before unallocated items	53,849	8,715	7,425	233	(167)	70,055

Reconciliation to Consolidated Statements of Income:
General and administrative expense						(6,467)
Interest expense, net						(18,141)
Transaction costs						(158)
Impairment charges						(3,998)
Depreciation and amortization						(11,740)
Equity in income from joint ventures						47
Discontinued operations:
Income from discontinued operations						355
Impairment charges						(8,845)
Gain on sale or acquisition of real estate						282
Net income						21,390
Noncontrolling interests						(18)
Preferred dividend requirements						(6,001)
Net income available to common shareholders of EPR Properties						$15,371

17. Condensed Consolidating Financial Statements

A portion of the Company's subsidiaries have guaranteed the Company’s indebtedness under the Company's unsecured senior notes, unsecured revolving credit facility and unsecured term loan facility. The guarantees are joint and several, full and unconditional and subject to customary release provisions. The following summarizes the Company’s condensed consolidating information as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012 (in thousands):
Condensed Consolidating Balance Sheet As of March 31, 2013

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets
Rental properties, net	$—	$1,119,885	$738,319	$—	$1,858,204
Rental properties held for sale, net	—	—	2,788	—	2,788
Land held for development	—	—	197,740	—	197,740
Property under development	—	34,541	3,828	—	38,369
Mortgage notes and related accrued interest receivable	—	425,568	42,989	—	468,557
Investment in a direct financing lease, net	—	235,302	—	—	235,302
Investment in joint ventures	7,398	—	4,889	—	12,287
Cash and cash equivalents	4,319	208	7,236	—	11,763
Restricted cash	—	19,703	12,911	—	32,614
Deferred financing costs, net	13,186	4,342	1,180	—	18,708
Accounts receivable, net	77	17,873	20,296	—	38,246
Intercompany notes receivable	104,575	—	4,240	(108,815)	—
Investments in subsidiaries	2,229,391	—	—	(2,229,391)	—
Other assets	20,724	3,722	12,768	—	37,214
Total assets	$2,379,670	$1,861,144	$1,049,184	$(2,338,206)	$2,951,792
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$24,429	$14,476	$8,893	$—	$47,798
Dividends payable	43,113	—	—	—	43,113
Unearned rents and interest	—	19,210	774	—	19,984
Intercompany notes payable	—	—	108,815	(108,815)	—
Long-term debt	855,000	59,000	469,392	—	1,383,392
Total liabilities	922,542	92,686	587,874	(108,815)	1,494,287
EPR Properties shareholders’ equity	1,457,128	1,768,458	460,933	(2,229,391)	1,457,128
Noncontrolling interests	—	—	377	—	377
Total equity	1,457,128	1,768,458	461,310	(2,229,391)	1,457,505
Total liabilities and equity	$2,379,670	$1,861,144	$1,049,184	$(2,338,206)	$2,951,792

Condensed Consolidating Balance Sheet As of December 31, 2012

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets
Rental properties, net	$—	$1,113,658	$771,435	$—	$1,885,093
Rental properties held for sale, net	—	—	2,788	—	2,788
Land held for development	—	—	196,177	—	196,177
Property under development	—	25,419	3,957	—	29,376
Mortgage notes and related accrued interest receivable	—	414,075	41,677	—	455,752
Investment in a direct financing lease, net	—	234,089	—	—	234,089
Investment in joint ventures	7,250	—	4,721	—	11,971
Cash and cash equivalents	1,531	651	8,482	—	10,664
Restricted cash	—	9,715	14,276	—	23,991
Deferred financing costs, net	13,563	4,812	1,304	—	19,679
Accounts receivable, net	139	16,830	21,769	—	38,738
Intercompany notes receivable	103,104	—	4,147	(107,251)	—
Investments in subsidiaries	2,231,079	—	—	(2,231,079)	—
Other assets	21,482	3,956	12,974	—	38,412
Total assets	$2,378,148	$1,823,205	$1,083,707	$(2,338,330)	$2,946,730
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$37,441	$16,662	$11,378	$—	$65,481
Dividends payable	41,186	—	—	—	41,186
Unearned rents and interest	—	7,393	3,940	—	11,333
Intercompany notes payable	—	—	107,251	(107,251)	—
Long-term debt	840,000	53,315	475,517	—	1,368,832
Total liabilities	918,627	77,370	598,086	(107,251)	1,486,832
EPR Properties shareholders’ equity	1,459,521	1,745,835	485,244	(2,231,079)	1,459,521
Noncontrolling interests	—	—	377	—	377
Total equity	$1,459,521	$1,745,835	$485,621	$(2,231,079)	$1,459,898
Total liabilities and equity	$2,378,148	$1,823,205	$1,083,707	$(2,338,330)	$2,946,730

Condensed Consolidating Statement of Income Three Months Ended March 31, 2013

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantors Subsidiaries	Consolidated Elimination	Consolidated
Rental revenue	$—	$36,383	$24,404	$—	$60,787
Tenant reimbursements	—	537	4,207	—	4,744
Other income	23	—	1	—	24
Mortgage and other financing income	252	16,453	1,090	—	17,795
Intercompany fee income	668	—	—	(668)	—
Interest income on intercompany notes receivable	4,264	—	93	(4,357)	—
Total revenue	5,207	53,373	29,795	(5,025)	83,350
Equity in subsidiaries’ earnings	48,333	—	—	(48,333)	—
Property operating expense	—	2,226	4,779	—	7,005
Intercompany fee expense	—	—	668	(668)	—
Other expense	—	—	194	—	194
General and administrative expense	—	4,221	2,431	—	6,652
Gain on early extinguishment of debt	—	(4,539)	—	—	(4,539)
Interest expense, net	11,927	952	7,110	—	19,989
Interest expense on intercompany notes payable	—	—	4,357	(4,357)	—
Transaction costs	318	—	—	—	318
Depreciation and amortization	272	7,108	6,058	—	13,438
Income before equity in income from joint ventures and discontinued operations	41,023	43,405	4,198	(48,333)	40,293
Equity in income from joint ventures	183	—	168	—	351
Income from continuing operations	$41,206	$43,405	$4,366	$(48,333)	$40,644
Discontinued operations:
Income (loss) from discontinued operations	—	(21)	18	—	(3)
Gain on sale or acquisition of real estate	—	—	565	—	565
Net income	41,206	43,384	4,949	(48,333)	41,206
Preferred dividend requirements	(5,952)	—	—	—	(5,952)
Net income available to common shareholders of EPR Properties	$35,254	$43,384	$4,949	$(48,333)	$35,254
Comprehensive income attributable to EPR Properties	$40,698	$43,467	$4,141	$(47,608)	$40,698

Condensed Consolidating Statement of Income Three Months Ended March 31, 2012

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Rental revenue	$—	$32,832	$24,426	$—	$57,258
Tenant reimbursements	—	284	4,538	—	4,822
Other income	23	1	1	—	25
Mortgage and other financing income	95	13,975	604	—	14,674
Intercompany fee income	676	—	—	(676)	—
Interest income on intercompany notes receivable	4,215	—	85	(4,300)	—
Total revenue	5,009	47,092	29,654	(4,976)	76,779
Equity in subsidiaries’ earnings	23,450	—	—	(23,450)	—
Property operating expense	—	1,063	5,311	—	6,374
Intercompany fee expense	—	—	676	(676)	—
Other expense	—	—	350	—	350
General and administrative expense	—	3,936	2,531	—	6,467
Interest expense, net	6,722	3,997	7,422	—	18,141
Interest expense on intercompany notes payable	—	—	4,300	(4,300)	—
Transaction costs	158	—	—	—	158
Impairment charges	—	—	3,998	—	3,998
Depreciation and amortization	256	5,877	5,607	—	11,740
Income (loss) before equity in income from joint ventures and discontinued operations	21,323	32,219	(541)	(23,450)	29,551
Equity in income (loss) from joint ventures	49	—	(2)	—	47
Income (loss) from continuing operations	$21,372	$32,219	$(543)	$(23,450)	$29,598
Discontinued operations:
Income from discontinued operations	—	7	348	—	355
Impairment charges	—	—	(8,845)	—	(8,845)
Gain on sale or acquisition of real estate	—	282	—	—	282
Net income (loss)	21,372	32,508	(9,040)	(23,450)	21,390
Add: Net income attributable to noncontrolling interests	—	—	(18)	—	(18)
Net income (loss) attributable to EPR Properties	21,372	32,508	(9,058)	(23,450)	21,372
Preferred dividend requirements	(6,001)	—	—	—	(6,001)
Net income (loss) available to common shareholders of EPR Properties	$15,371	$32,508	$(9,058)	$(23,450)	$15,371
Comprehensive income (loss) attributable to EPR Properties	$21,670	$32,453	$(7,711)	$(24,742)	$21,670

Condensed Consolidating Statement of Cash Flows Three Months Ended March 31, 2013

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Intercompany fee income (expense)	$668	$—	$(668)	$—
Interest income (expense) on intercompany receivable/payable	4,264	—	(4,264)	—
Net cash provided (used) by other operating activities	(20,915)	46,861	12,904	38,850
Net cash provided (used) by operating activities of continuing operations	(15,983)	46,861	7,972	38,850
Net cash provided (used) by operating activities of discontinued operations	—	(31)	1,353	1,322
Net cash provided (used) by operating activities	(15,983)	46,830	9,325	40,172
Investing activities:
Acquisition of rental properties and other assets	(123)	(7,918)	(133)	(8,174)
Investment in unconsolidated joint ventures	(433)	—	—	(433)
Investment in mortgage notes receivable	—	(11,504)	(1,265)	(12,769)
Additions to property under development	—	(16,272)	(1,447)	(17,719)
Investment in (repayment of) intercompany notes payable	(1,471)	—	1,471	—
Advances to subsidiaries, net	50,845	(21,838)	(29,007)	—
Net cash provided (used) by investing activities of continuing operations	48,818	(57,532)	(30,381)	(39,095)
Net proceeds from sale of real estate from discontinued operations	—	—	24,146	24,146
Net cash provided (used) by investing activities	48,818	(57,532)	(6,235)	(14,949)
Financing activities:
Proceeds from long-term debt facilities	15,000	55,000	—	70,000
Principal payments on long-term debt	—	(44,740)	(4,210)	(48,950)
Deferred financing fees paid	(48)	(1)	(18)	(67)
Net proceeds from issuance of common shares	84	—	—	84
Impact of stock option exercises, net	(692)	—	—	(692)
Purchase of common shares for treasury	(3,245)	—	—	(3,245)
Dividends paid to shareholders	(41,146)	—	—	(41,146)
Net cash provided (used) by financing	(30,047)	10,259	(4,228)	(24,016)
Effect of exchange rate changes on cash	—	—	(108)	(108)
Net increase (decrease) in cash and cash equivalents	2,788	(443)	(1,246)	1,099
Cash and cash equivalents at beginning of the period	1,531	651	8,482	10,664
Cash and cash equivalents at end of the period	$4,319	$208	$7,236	$11,763

Condensed Consolidating Statement of Cash Flows Three Months Ended March 31, 2012

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Intercompany fee income (expense)	$676	$—	$(676)	$—
Interest income (expense) on intercompany receivable/payable	4,215	—	(4,215)	—
Net cash provided (used) by other operating activities	(11,752)	39,790	13,440	41,478
Net cash provided (used) by operating activities of continuing operations	(6,861)	39,790	8,549	41,478
Net cash provided by operating activities of discontinued operations	—	194	287	481
Net cash provided (used) by operating activities	(6,861)	39,984	8,836	41,959
Investing activities:
Acquisition of rental properties and other assets	(24)	(31,328)	(155)	(31,507)
Investment in unconsolidated joint ventures	(442)	—	—	(442)
Investment in mortgage note receivable	—	(9,989)	(14,462)	(24,451)
Additions to property under development	—	(12,583)	(1,089)	(13,672)
Investment in (repayment of) intercompany notes payable	(311)	—	311	—
Advances to subsidiaries, net	(188,117)	181,088	7,029	—
Net cash provided (used) by investing activities of continuing operations	(188,894)	127,188	(8,366)	(70,072)
Net proceeds from sale of real estate from discontinued operations	—	282	—	282
Net cash provided (used) by investing activities	(188,894)	127,470	(8,366)	(69,790)
Financing activities:
Proceeds from long-term debt facilities	240,000	80,000	—	320,000
Principal payments on long-term debt	—	(247,420)	(3,908)	(251,328)
Deferred financing fees paid	(1,844)	—	(8)	(1,852)
Net proceeds from issuance of common shares	56	—	—	56
Impact of stock option exercises, net	(480)	—	—	(480)
Purchase of common shares for treasury	(3,209)	—	—	(3,209)
Dividends paid to shareholders	(38,681)	—	—	(38,681)
Net cash provided (used) by financing activities	195,842	(167,420)	(3,916)	24,506
Effect of exchange rate changes on cash	—	5	169	174
Net increase (decrease) in cash and cash equivalents	87	39	(3,277)	(3,151)
Cash and cash equivalents at beginning of the period	1,933	1,243	11,449	14,625
Cash and cash equivalents at end of the period	$2,020	$1,282	$8,172	$11,474

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto on this Form 10-Q of EPR Properties (“the Company”, “EPR”, “we” or “us”). The forward-looking statements included in this discussion and elsewhere on this Form 10-Q involve risks and uncertainties, including anticipated financial performance, business prospects, industry trends, shareholder returns, performance of leases by tenants, performance on loans to customers and other matters, which reflect management's best judgment based on factors currently known. See “Cautionary Statement Concerning Forward-Looking Statements” which is incorporated herein by reference. Actual results and experience could differ materially from the anticipated results and other expectations expressed in our forward-looking statements as a result of a number of factors, including but not limited to those discussed in this Item and Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on February 27, 2013.

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

Historically, our primary challenges have been locating suitable properties, negotiating favorable lease or financing terms (on new or existing properties), and managing our portfolio as we have continued to grow. We believe our management’s knowledge and industry relationships have facilitated opportunities for us to acquire, finance and lease properties. Our business is subject to a number of risks and uncertainties, including those described in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.

As of March 31, 2013, our total assets exceeded $2.9 billion (after accumulated depreciation of approximately $0.4 billion) which included investments in 113 megaplex theatre properties (including two joint venture properties), 39 public charter school properties, one early education center and various other entertainment and recreation properties located in 36 states, the District of Columbia and Ontario, Canada. The combined owned portfolio consisted of 13.7 million square feet and was 98% leased. As of March 31, 2013, we had invested approximately $236.1 million in development land and property under development and approximately $468.6 million in mortgage financing for entertainment, education and recreation properties.

Our total investments were approximately $3.2 billion at March 31, 2013. Total investments is defined herein as the sum of the carrying values of rental properties and rental properties held for sale (before accumulated depreciation), land held for development, property under development, mortgage notes receivable (including related accrued interest receivable), net, investment in a direct financing lease, net, investment in joint ventures, intangible assets (before accumulated amortization) and notes receivable and related accrued interest receivable, net. Below is a reconciliation of the carrying value of total investments to the constituent items in the consolidated balance sheet at March 31, 2013 (in thousands):

Rental properties, net of accumulated depreciation	$1,858,204
Rental properties held for sale, net of accumulated depreciation	2,788
Add back accumulated depreciation on rental properties	383,332
Add back accumulated depreciation on rental properties held for sale	319
Land held for development	197,740
Property under development	38,369
Mortgage notes and related accrued interest receivable	468,557
Investment in a direct financing lease, net	235,302
Investment in joint ventures	12,287
Intangible assets, gross(1)	14,049
Notes receivable and related accrued interest receivable, net(1)	4,913
Total investments	$3,215,860

(1)	Included in other assets in the accompanying consolidated balance sheet. Other assets includes the following:
	Intangible assets, gross	$14,049
	Less: accumulated amortization on intangible assets	(11,088)
	Notes receivable and related accrued interest receivable, net	4,913
	Prepaid expenses and other current assets	29,340
	Total other assets	$37,214

Management believes that total investments is a useful measure for management and investors as it illustrates across which asset categories the Company’s funds have been invested. Total investments is a non-GAAP financial measure and is not a substitute for total assets under GAAP. Furthermore, total investments may not be comparable to similarly titled financial measures reported by other companies due to differences in the way the Company calculates this measure. For financial reporting purposes, we group our investments into four reportable operating segments: entertainment, education, recreation and other. Our total investments of $3.2 billion at March 31, 2013 consisted of interests in the following:

•
$2.2 billion or 67% related to entertainment properties which includes megaplex theatres, entertainment retail centers (centers typically anchored by an entertainment component such as a megaplex theatre or live performance venue and containing other entertainment-related or retail properties), family entertainment centers and other retail parcels;

•	$389.4 million or 12% related to education properties which consists of investments in public charter schools as well as one early education center;

•	$428.1 million or 13% related to recreation properties which includes metro ski parks, water-parks and golf entertainment complexes; and

•
$240.3 million or 8% related to other properties, including $193.3 million related to the land held for development in Sullivan County, New York and $47.0 million (before accumulated depreciation) related to vineyards and wineries.

Operating Results

Our total revenue, net income available to common shareholders and Funds From Operations As Adjusted ("FFOAA") are detailed below for the three months ended March 31, 2013 and 2012 (in millions, except per share information):

	Three months ended March 31,
	2013	2012	Increase
Total revenue	$83,350	$76,779	9%
Net income available to common shareholders of EPR Properties	35,254	15,371	129%
FFOAA per diluted share	0.94	0.86	9%

Our total revenue, net income available to common shareholders of EPR Properties and FFOAA per diluted share increased year over year primarily due to investment spending in 2012 and 2013 and lower financing rates. Our net income available to common shareholders of EPR Properties for the three months ended March 31, 2013 was also favorably impacted by a $4.5 million gain on early extinguishment of debt as well as a $0.6 million gain related to the sale of vineyard and winery properties. Our net income available to common shareholders of EPR Properties for the three months ended March 31, 2012 was negatively impacted by impairment charges related to our vineyard and winery properties as we exit that business. FFOAA is a non-GAAP financial measure. For the definitions and further details on the calculations of FFOAA and certain other non-GAAP financial measures, see section below titled "Funds From Operations (FFO), Funds From Operations As Adjusted (FFOAA) and Adjusted Funds from Operations (AFFO)."

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. In preparing these financial statements, management has made its best estimates and assumptions that affect the reported assets and liabilities. The most significant assumptions and estimates relate to consolidation, revenue recognition, depreciable lives of the real estate, the valuation of real estate, accounting for real estate acquisitions, estimating reserves for uncollectible receivables and the accounting for mortgage and other notes receivable, all of which are described as our critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2012. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates. For the three months ended March 31, 2013, there were no changes to critical accounting policies.

Recent Developments

Debt Financing
On March 4, 2013, we entered into a Discounted Payoff and Settlement Agreement (the "Agreement") regarding one of our loan agreements secured by a theatre property located in Omaha, Nebraska. Pursuant to the Agreement, we made a cash payment of $9.7 million that included a forfeited restricted cash account with a balance of $1.2 million in full satisfaction of the loan. Accordingly, we recorded a gain on early extinguishment of debt of $4.5 million during the three months ended March 31, 2013.

On March 5, 2013, we added to our unsecured term loan facility to increase the size of the facility from $240.0 million to $255.0 million. For further detail, see Note 8 to the consolidated financial statements included in this Form 10-Q.

Investment Spending
Our investment spending during the three months ended March 31, 2013 totaled approximately $38.7 million, and included investments in each of our four operating segments.

Entertainment investment spending during the three months ended March 31, 2013 totaled $14.7 million, and related primarily to investments in build-to-suit construction of six megaplex theatres and one family entertainment center that are subject to long-term triple net leases or long-term mortgage agreements.

Education investment spending during the three months ended March 31, 2013 totaled $15.1 million, and related to investments in build-to-suit construction of five public charter schools and an acquisition of an early childhood education center located in Peoria, Arizona that are subject to long-term triple net leases or long-term mortgage agreements.

Recreation investment spending during the three months ended March 31, 2013 totaled $7.4 million, and related to fundings under our mortgage notes for improvements at existing ski and water-park properties. In addition, our recreation investment spending related to build-to-suit construction of three TopGolf golf entertainment facilities, as well as funding improvements at our ski property located in Maryland.

Other investment spending during the three months ended March 31, 2013 totaled $1.5 million and related to the land held for development in Sullivan County, New York.

Additionally, during the three months ended March 31, 2013, we extended our mortgage loan agreement with Peak Resorts, Inc. from April 1, 2013 to April 1, 2016. The loan is secured by 696 acres of development land at Mt. Snow.

The following details our investment spending during the three months ended March 31, 2013 and 2012 (in thousands):

For the Three Months Ended March 31, 2013
Operating Segment	Total Investment Spending	New Development	Re-development	Asset Acquisition	Investment in Mortgage Notes	Investment in Joint Ventures
Entertainment	$14,677	$11,912	$1,067	$—	$1,265	$433
Education	15,085	4,439	—	3,720	6,926	—
Recreation	7,362	1,688	—	1,096	4,578	—
Other	1,563	1,563	—	—	—	—
Total Investment Spending	$38,687	$19,602	$1,067	$4,816	$12,769	$433

For the Three Months Ended March 31, 2012
Operating Segment	Total Investment Spending	New Development	Re-development	Asset Acquisition	Investment in Mortgage Notes	Investment in Joint Ventures
Entertainment	$18,021	$6,147	$1,861	$9,571	$—	$442
Education	22,645	8,386	—	—	14,259	—
Recreation	29,075	—	—	20,014	9,061	—
Total Investment Spending	$69,741	$14,533	$1,861	$29,585	$23,320	$442

The above amounts include $32 thousand in capitalized payroll for the three months ended March 31, 2013. There were no capitalized payroll costs for the three months ended March 31, 2012. Additionally, the above amounts include $314 thousand and $146 thousand in capitalized interest and $303 thousand and $318 thousand in capitalized other general and administrative direct project costs for the three months ended March 31, 2013 and 2012, respectively. In addition, the Company had $409 thousand and $330 thousand of maintenance capital expenditures for the three months ended March 31, 2013 and 2012, respectively.

Vineyards and Wineries
On March 18, 2013, we sold a winery and a portion of related vineyards located in Sonoma County, California for proceeds of $24.1 million and recognized a gain of $0.6 million during the three months ended March 31, 2013.

Results of Operations

Three months ended March 31, 2013 compared to three months ended March 31, 2012

Rental revenue was $60.8 million for the three months ended March 31, 2013 compared to $57.3 million for the three months ended March 31, 2012. Rental revenue increased $3.5 million from the prior period, of which $3.4 million was related to acquisitions completed in 2013 and 2012, and $0.1 million was related to net rent increases on existing properties. Percentage rents of $0.4 million and $0.5 million were recognized during the three months ended March 31, 2013 and 2012, respectively. Straight-line rents of $1.2 million and $0.8 million were recognized during the three months ended March 31, 2013 and 2012, respectively.

During the three months ended March 31, 2013, we experienced a decrease of 39.7% in rental rates on approximately 415,000 square feet with respect to significant lease renewals and new leases on existing properties. Additionally, we have funded or have agreed to fund a weighted average of up to $34.89 per square foot in tenant improvements for which we receive additional rent. There were no leasing commissions related to these renewals.
Tenant reimbursements totaled $4.7 million for the three months ended March 31, 2013 compared to $4.8 million for the three months ended March 31, 2012. These tenant reimbursements arise from the operations of our entertainment retail centers. The $0.1 million decrease is primarily due to a decrease in tenant reimbursements at our retail centers in Ontario, Canada.

Mortgage and other financing income for the three months ended March 31, 2013 was $17.8 million compared to $14.7 million for the three months ended March 31, 2012. The $3.1 million increase is primarily due to increased real estate lending activities.

Our property operating expense totaled $7.0 million for the three months ended March 31, 2013 compared to $6.4 million for the three months ended March 31, 2012. These property operating expenses primarily arise from the operations of our retail centers and other specialty properties. The $0.6 million increase resulted primarily from increases in property operating and bad debt expenses at our multi-tenant properties.

Our general and administrative expense totaled $6.7 million for the three months ended March 31, 2013 compared to $6.5 million for the three months ended March 31, 2012. The increase of $0.2 million is primarily due to an increase in payroll related expenses.

Gain on early extinguishment of debt for the three months ended March 31, 2013 was $4.5 million and related to our discounted payoff of a mortgage loan secured by a theatre property located in Omaha, Nebraska. For further detail, see Note 8 to the consolidated financial statements included in this Form 10-Q. There was no gain on early extinguishment of debt for the three months ended March 31, 2012.

Our net interest expense increased by $1.9 million to $20.0 million for the three months ended March 31, 2013 from $18.1 million for the three months ended March 31, 2012. This increase resulted from an increase in average borrowings and was partially offset by a decreased weighted-average interest rate used to finance our real estate acquisitions and fund our mortgage notes receivable.

There were no impairment charges for the three months ended March 31, 2013. Impairment charges for the three months ended March 31, 2012 were $4.0 million and related to certain of our vineyard and winery properties.

Depreciation and amortization expense totaled $13.4 million for the three months ended March 31, 2013 compared to $11.7 million for the three months ended March 31, 2012. The $1.7 million increase resulted primarily from asset acquisitions completed in 2013 and 2012.

Equity in income from joint ventures totaled $0.4 million for the three months ended March 31, 2013 compared to $0.05 million for the three months ended March 31, 2012. The $0.35 million increase is primarily due to an increase in income from our joint venture projects located in China as well as lower property operating expenses incurred at the property owned by the Atlantic-EPR I partnership.

Loss from discontinued operations totaled $0.003 million for the three months ended March 31, 2013 and included the operations of the Pope Valley vineyard and winery which was held for sale as of March 31, 2013 as well as the operations of a portion of the Geyser Peak property that was sold on March 18, 2013. Loss from discontinued operations totaled $8.5 million for the three months ended March 31, 2012 and related to the above mentioned properties (including $0.8 million in impairment charges for Pope Valley) as well as the operations of the Carneros custom crush facility and the Buena Vista winery and vineyards (including $8.0 million in impairment charges), which were both sold during 2012. For further detail, see Note 14 to the consolidated financial statements included in this Form 10-Q.

Gain on sale or acquisition of real estate of $0.6 million for the three months ended March 31, 2013 related to the sale of a winery and a portion of related vineyards located in Sonoma County, California. Gain on sale or acquisition of real estate of $0.3 million for the three months ended March 31, 2012 related to the settlement of escrow reserves established with the sale of Toronto Dundas Square.

Preferred dividend requirements were $6.0 million for both the three months ended March 31, 2013 and March 31, 2012. The preferred dividend requirement remained the same over both periods after a decrease of $2.1 million due to the redemption of 4.6 million Series D preferred shares on November 5, 2012, which was offset by an increase of nearly the same amount due to the issuance of 5.0 million Series F preferred shares on October 12, 2012.

Liquidity and Capital Resources

Cash and cash equivalents were $11.8 million at March 31, 2013. In addition, we had restricted cash of $32.6 million at March 31, 2013. Of the restricted cash at March 31, 2013, $15.8 million relates to cash held for our borrowers’ debt service reserves for mortgage notes receivable, $1.2 million relates to escrow balances required in connection with the sale of Toronto Dundas Square and the balance represents deposits required in connection with debt service, payment of real estate taxes and capital improvements.

Mortgage Debt, Senior Notes, Credit Facility and Term Loan
As of March 31, 2013, we had total debt outstanding of $1.4 billion of which $458.8 million was fixed rate mortgage debt secured by a portion of our rental properties and mortgage notes receivable, with a weighted average interest rate of approximately 6.1%.

At March 31, 2013, we had outstanding $250.0 million in aggregate principal amount of unsecured 7.75% senior notes due on July 15, 2020 and $350.0 million in aggregate principal amount of unsecured 5.75% senior notes due on August 15, 2022, all of which are guaranteed by certain of our subsidiaries. The notes contain various covenants, including: (i) a limitation on incurrence of any debt which would cause the ratio of our debt to adjusted total assets to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause the ratio of secured debt to adjusted total assets to exceed 40%; (iii) a limitation on incurrence of any debt which would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of our total unencumbered assets to be not less than 150% of our outstanding unsecured debt.

At March 31, 2013, we had $59.0 million outstanding under our $400.0 million unsecured revolving credit facility, with interest at a floating rate of LIBOR plus 160 basis points, which was 1.80% at March 31, 2013. The facility has a term expiring October 13, 2015 with a one year extension available at our option. The amount that we are able to borrow on our unsecured revolving credit facility is a function of the values and advance rates, as defined by the credit agreement, assigned to the assets included in the borrowing base less outstanding letters of credit and less other liabilities.

On March 5, 2013, we added to our unsecured term loan facility, increasing the size of the facility from $240.0 million to $255.0 million. The loan matures on January 5, 2017 and bears interest based on a grid related to the Company's senior unsecured credit ratings, which at closing was LIBOR plus 175 basis points, which was 1.95% at March 31, 2013. The net proceeds from this increased term loan facility were primarily utilized to pay down the Company's unsecured revolving credit facility.

Our unsecured revolving credit facility and our unsecured term loan facility contain substantially identical financial covenants that limit our levels of consolidated debt, secured debt, investment levels outside certain categories and dividend distributions, and require minimum coverage levels for fixed charges and unsecured debt service costs. Additionally, our unsecured revolving credit facility, unsecured term loan facility and our unsecured 7.75% and 5.75% senior notes contain cross-default provisions that go into effect if we default on any of our obligations for borrowed money or credit in an amount exceeding $25.0 million, unless such default has been waived or cured within a specified period of time. We were in compliance with all financial covenants at March 31, 2013.

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

Certain of our other long-term debt agreements contain customary restrictive covenants related to financial and operating performance as well as certain cross-default provisions. We were in compliance with all financial covenants at March 31, 2013.

Liquidity Requirements

Short-term liquidity requirements consist primarily of normal recurring corporate operating expenses, debt service requirements and distributions to shareholders. We meet these requirements primarily through cash provided by operating activities. Net cash provided by operating activities was $40.2 million and $42.0 million for the three months ended March 31, 2013 and 2012, respectively. Net cash used by investing activities was $14.9 million and $69.8 million for the three months ended March 31, 2013 and 2012, respectively. Net cash used by financing activities was $24.0 million for the three months ended March 31, 2013 and net cash provided by financing activities was $24.5 million for the three months ended March 31, 2012. We anticipate that our cash on hand, cash from operations, and funds available under our unsecured revolving credit facility will provide adequate liquidity to fund our operations, make interest and principal payments on our debt, and allow distributions to our shareholders and avoid corporate level federal income or excise tax in accordance with REIT Internal Revenue Code requirements.

Commitments

As of March 31, 2013, we had fourteen entertainment development projects under construction or under redevelopment for which we have commitments to fund approximately $65.3 million, four education development projects under construction for which we have commitments to fund approximately $17.7 million and two recreation development projects under construction for which we have commitments to fund approximately $13.3 million. Development costs are advanced by us in periodic draws. If we determine that construction is not being completed in accordance with the terms of the development agreement, we can discontinue funding construction draws. We have agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

We have certain commitments related to our mortgage note investments that we may be required to fund in the future. We are generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of March 31, 2013, we had 11 mortgage notes receivable with commitments totaling approximately $38.3 million. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

We have provided guarantees of the payment of certain economic development revenue bonds totaling $34.8 million related to four theatres in Louisiana for which we earn a fee at annual rates of 1.75% to 4.00% over the 30-year terms of the related bonds. We have recorded $11.2 million as a deferred asset included in other assets and $11.2 million included in other liabilities in the accompanying consolidated balance sheet as of March 31, 2013 related to these guarantees. No amounts have been accrued as a loss contingency related to these guarantees because payment by us is not probable.

Liquidity Analysis

In analyzing our liquidity, we generally expect that our cash provided by operating activities will meet our normal recurring operating expenses, recurring debt service requirements and distributions to shareholders.

We have no consolidated debt maturities for the remainder of 2013. Our cash commitments, as described above, include additional commitments under various mortgage notes receivable totaling approximately $38.3 million. Of the $38.3 million of mortgage note receivable commitments, approximately $15.1 million is expected to be funded in 2013.

Our sources of liquidity as of March 31, 2013 to pay the above 2013 commitments include the remaining amount available under our unsecured revolving credit facility and unrestricted cash on hand of $11.8 million. Accordingly, while there can be no assurance, we expect that our sources of cash will exceed our existing commitments over the remainder of 2013.

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

Off Balance Sheet Arrangements

At March 31, 2013, we had a 44.4% and 30.7% investment interest in two unconsolidated real estate joint ventures, Atlantic-EPR I and Atlantic-EPR II, respectively, which are accounted for under the equity method of accounting. We do not anticipate any material impact on our liquidity as a result of commitments involving those joint ventures. We recognized income of $183 thousand and $49 thousand during the three months ended March 31, 2013 and 2012, respectively, from our equity investments in the Atlantic-EPR I and Atlantic-EPR II joint ventures. We also received distributions from Atlantic-EPR I and Atlantic-EPR II of $223 thousand and $354 thousand on our equity investment during the three months ended March 31, 2013 and 2012, respectively. The Atlantic-EPR II joint venture has a mortgage note payable secured by a megaplex theatre that totals $11.7 million at March 31, 2013, and matures in September 2013. Condensed financial information for Atlantic-EPR I and Atlantic-EPR II joint ventures is included in Note 7 to the consolidated financial statements included in this Form 10-Q.

The partnership agreements for Atlantic-EPR I and Atlantic-EPR II allow our partner, Atlantic, to exchange up to a maximum of 10% of its ownership interest per year in each of the joint ventures for our common shares or, at our discretion, the cash value of those shares as defined in each of the partnership agreements. During 2012, we paid Atlantic cash of $1.3 million and $490 thousand in exchange for additional ownership of 6.0% and 3.8% for Atlantic-EPR I and Atlantic-EPR II, respectively. During 2013, we paid Atlantic cash of $463 thousand and $158 thousand in exchange for additional ownership of 2.3% and 1.1% for Atlantic-EPR I and Atlantic-EPR II, respectively. These exchanges did not impact total partners’ equity in either Atlantic-EPR I or Atlantic-EPR II.

In addition, as of March 31, 2013 and December 31, 2012, we had invested $4.9 million and $4.7 million, respectively, in unconsolidated joint ventures for three theatre projects located in China. We recognized income of $168 thousand and a loss of $2 thousand from its investment in these joint ventures for the three months ended March 31, 2013 and 2012, respectively.

Capital Structure

We believe that our shareholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest, fixed charge and debt service coverage ratios. We expect to maintain our debt to gross assets ratio (i.e. total long-term debt to total assets plus accumulated depreciation) between 35% and 45%. However, the timing and size of our equity and debt offerings may cause us to temporarily operate over this threshold. At March 31, 2013, this ratio was 41%. Our long-term debt as a percentage of our total market capitalization at March 31, 2013 was 33%; however, we do not manage to a ratio based on total market capitalization due to the inherent variability that is driven by changes in the market price of our common shares. We calculate our total market capitalization of $4.2 billion by aggregating the following at March 31, 2013:

•	Common shares outstanding of 47,039,089 multiplied by the last reported sales price of our common shares on the NYSE of $52.05 per share, or $2.4 billion;

•	Aggregate liquidation value of our Series C convertible preferred shares of $135.0 million;

•	Aggregate liquidation value of our Series E convertible preferred shares of $86.3 million;

•	Aggregate liquidation value of our Series F redeemable preferred shares of $125.0 million; and

•	Total long-term debt of $1.4 billion.

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

In addition to FFO, we present FFOAA and AFFO. FFOAA is presented by adding to FFO costs associated with loan refinancing or payoff, net, transaction costs, preferred share redemption costs and provision for loan losses and by subtracting gain on early extinguishment of debt. AFFO is presented by adding to FFOAA non-real estate depreciation and amortization, deferred financing fees amortization, share-based compensation expense to management and Trustees and amortization of above market leases, net; and subtracting maintenance capital expenditures (including second generation tenant improvements and leasing commissions), straight-lined rental revenue, and the non-cash portion of mortgage and other financing income.

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

The following table summarizes our FFO, FFOAA and AFFO including per share amounts for FFO and FFOAA, for the three months ended March 31, 2013 and 2012 (unaudited, in thousands, except per share information):

	Three Months Ended March 31,
	2013	2012
FFO:
Net income available to common shareholders of EPR Properties	$35,254	$15,371
Gain on sale or acquisition of property	(565)	(282)
Real estate depreciation and amortization	13,468	12,197
Allocated share of joint venture depreciation	157	141
Impairment charges	—	12,843
FFO available to common shareholders of EPR Properties	$48,314	$40,270
FFOAA:
FFO available to common shareholders of EPR Properties	48,314	40,270
Transaction costs	318	158
Gain on early extinguishment of debt	(4,539)	—
FFOAA available to common shareholders of EPR Properties	$44,093	$40,428
AFFO:
FFOAA available to common shareholders of EPR Properties	44,093	40,428
Non-real estate depreciation and amortization	277	260
Deferred financing fees amortization	999	1,085
Share-based compensation expense to management and trustees	1,548	1,464
Maintenance capital expenditures (1)	(525)	(354)
Straight-lined rental revenue	(1,214)	(801)
Non-cash portion of mortgage and other financing income	(1,265)	(1,258)
AFFO available to common shareholders of EPR Properties	$43,913	$40,824

FFO per common share attributable to EPR Properties:
Basic	$1.03	$0.86
Diluted	1.03	0.86
FFOAA per common share attributable to EPR Properties:
Basic	$0.94	$0.87
Diluted	0.94	0.86
Shares used for computation (in thousands):
Basic	46,854	46,677
Diluted	47,047	46,945
Other financial information:
Dividends per common share	$0.79	$0.75

(1)	Includes maintenance capital expenditures and certain second generation tenant improvements and leasing commissions.

The additional 1.9 million common shares that would result from the conversion of our 5.75% Series C cumulative convertible preferred shares and the additional 1.6 million common shares that would result from the conversion of our 9.0% Series E cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted earnings per share for the three months ended March 31, 2013 and 2012 because the effect is not dilutive.

Impact of Recently Issued Accounting Standards

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Updated 2013-02 "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"). ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The ASU is effective for annual periods and interim periods within those periods beginning after December 15, 2012. The ASU was effective for the Company in the first quarter of 2013 and did not have a material impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, primarily relating to potential losses due to changes in interest rates and foreign currency exchange rates. We seek to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new long-term fixed rate borrowings whenever possible. We also have a $400.0 million unsecured revolving credit facility with $59.0 million outstanding as of March 31, 2013 and a $10.7 million bond, both of which bear interest at a floating rate. We have a $255.0 million unsecured term loan facility that bears interest at a floating rate and $240.0 million of this LIBOR based debt was converted with interest rate swaps to a fixed rate of 2.66% for four years.
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

Additionally, we have entered into foreign currency forward agreements to hedge the currency fluctuations related to the monthly cash flows of our Canadian properties. These foreign currency forwards settled or settle at the end of each month from January to December 2013. These agreements lock in an exchange rate of $0.98 CAD to $0.99 CAD per U.S. dollar on approximately $500 thousand of monthly CAD denominated cash flows.
See Note 10 to the consolidated financial statements included in this Form 10-Q for additional information on our derivative financial instruments and hedging activities.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
On June 7, 2011, affiliates of Louis Cappelli, Concord Associates, L.P., Concord Resort, LLC and Concord Kiamesha LLC (the "Cappelli Group"), filed a complaint with the Supreme Court of the State of New York, County of Sullivan, against two subsidiaries of the Company seeking (i) a declaratory judgment on certain of one of the subsidiary's obligations under a previously disclosed settlement agreement involving these entities, (ii) an order that the Company subsidiary execute the golf course lease and the “Racino Parcel” lease subject to the settlement agreement, and (iii) an extension of the restrictive covenant against ownership or operation of a casino on the Concord resort property under the settlement agreement, which covenant was set to expire on December 31, 2011. The Company subsidiaries filed counterclaims seeking related relief. The Cappelli Group subsequently obtained leave to discontinue its claims, but the counterclaims remain pending. On October 20, 2011, the Cappelli Group filed a complaint with the Supreme Court of the State of New York, County of Westchester against the Company and certain of its subsidiaries alleging breach of contract and breach of the duty of good faith and fair dealing with respect to a casino development agreement relating to a planned casino and resort development in Sullivan County, New York. Plaintiffs are seeking specific performance with respect to such agreement and money damages of $800.0 million, plus interest and attorneys' fees. On March 7, 2012, Concord Associates, L.P. and six other companies affiliated with Mr. Cappelli and Concord Associates, L.P. filed a new complaint against the Company and certain of its subsidiaries, as well as Empire Resorts, Inc. and its subsidiary Monticiello Raceway Management, Inc. (the “Empire Resorts Parties”), in the United States District Court for the Southern District of New York. On June 25, 2012, an amended complaint was served against the same parties as well as Kien Huat Realty III Limited and Genting New York, LLC (the “Genting Parties”). The amended complaint alleges unlawful restraint of trade, conspiracy to monopolize and unlawful monopolization against the Company, the Empire Resorts Parties and the Genting Parties as well as tortious interference against the Empire Resorts Parties and the Genting Parties, in relation to a proposed development transaction on the same Sullivan County, New York resort property. Plaintiffs seek damages of $1.5 billion, plus interest and attorneys' fees. The Company has not determined that losses related to these matters are probable. The Company intends to vigorously defend the claims asserted against the Company and certain of its subsidiaries by the Cappelli Group, for which the Company believes it has meritorious defenses, but there can be no assurances as to its outcome.

Item 1A. Risk Factors

There were no material changes during the quarter from the risk factors previously discussed in Item 1A - "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on February 27, 2013.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31, 2013 common stock	70,393	(1)	$46.11	—	$—
February 1 through February 28, 2013 common stock	1,584	(1)	48.79	—	—
March 1 through March 31, 2013 common stock	4,177	(1)	49.43	—	—

Total	76,154		$46.35	—	$—

(1) The repurchase of equity securities during January of 2013 was completed in conjunction with the vesting of employee nonvested shares. The repurchase of equity securities during February and March 2013 was completed in conjunction with employee stock option exercises. These repurchases were not made pursuant to a publicly announced plan or program.

Item 3. Defaults Upon Senior Securities

There were no reportable events during the quarter ended March 31, 2013.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

There were no reportable events during the quarter ended March 31, 2013.

Item 6. Exhibits

12.1*	Computation of Ratio of Earnings to Fixed Charges is attached hereto as Exhibit 12.1
12.2*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends is attached hereto as Exhibit 12.2
31.1*
Certification of David M. Brain pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, is attached hereto as Exhibit 31.1

31.2*
Certification of Mark A. Peterson pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, is attached hereto as Exhibit 31.2

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

EPR Properties

Dated:	April 30, 2013	By	/s/ David M. Brain
David M. Brain, President and Chief Executive Officer (Principal Executive Officer)

Dated:	April 30, 2013	By	/s/ Mark A. Peterson
Mark A. Peterson, Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Chief Accounting Officer)

Exhibit Index

12.1*	Computation of Ratio of Earnings to Fixed Charges is attached hereto as Exhibit 12.1

12.2*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends is attached hereto as Exhibit 12.2

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