Form 10-Q
period 2013-06-30
EPR PROPERTIES
filed 2013-07-26
CIK 1045450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

At July 25, 2013, there were 47,165,464 common shares outstanding.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
With the exception of historical information, certain statements contained or incorporated by reference herein may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), such as those pertaining to our acquisition or disposition of properties, our capital resources, future expenditures for development projects, and our results of operations. Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of actual events. There is no assurance the events or circumstances reflected in the forward-looking statements will occur. You can identify forward-looking statements by use of words such as "will be," "intend," "continue," "believe," "may," "expect," "hope," "anticipate," "goal," "forecast," "expects," "pipeline," "anticipates," "estimates," "offers," "plans" "would," or other similar expressions or other comparable terms or discussions of strategy, plans or intentions in this Quarterly Report on Form 10-Q. In addition, references to our budgeted amounts and guidance are forward-looking statements.
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

•
The duration or outcome of litigation, or other factors outside of litigation, relating to our significant investment in a planned casino and resort development which may cause the development to be indefinitely delayed or cancelled;

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

•	Risks associated with use of leverage to acquire properties;

•	Financing arrangements that require lump-sum payments;

•	Our ability to raise capital;

•	Covenants in our debt instruments that limit our ability to take certain actions;

•	Risks of acquiring and developing properties and real estate companies;

•	The concentration and lack of diversification of our investment portfolio;

•	Our continued qualification as a real estate investment trust for U.S. federal income tax purposes ("REIT");

•	The ability of our subsidiaries to satisfy their obligations;

•	Financing arrangements that expose us to funding or purchase risks;

•	Risks associated with security breaches and other disruptions;

•	We have a limited number of employees and the loss of personnel could harm operations;

•	Fluctuations in the value of real estate income and investments;

i

•
Risks relating to real estate ownership, leasing and development, including local conditions such as an oversupply of space or a reduction in demand for real estate in the area, competition from other available space, whether tenants and users such as customers of our tenants consider a property attractive, changes in real estate taxes and other expenses, changes in market rental rates, the timing and costs associated with property improvements and rentals, changes in taxation or zoning laws or other governmental regulation, whether we are able to pass some or all of any increased operating costs through to tenants, and how well we manage our properties;

•	Our ability to secure adequate insurance and risk of potential uninsured losses, including from natural disasters;

•	Risks involved in joint ventures;

•	Risks in leasing multi-tenant properties;

•	A failure to comply with the Americans with Disabilities Act or other laws;

•	Risks of environmental liability;

•	Our real estate investments are relatively illiquid;

•	Risks associated with owning assets in foreign countries;

•	Risks associated with owning, operating or financing properties for which the tenants', mortgagors' or our operations may be impacted by weather conditions and climate change;

•	Risks associated with the ownership of vineyards and wineries;

•	Our ability to pay dividends in cash or at current rates;

•	Fluctuations in the market prices for our shares;

•	Certain limits on changes in control imposed under law and by our Declaration of Trust and Bylaws;

•	Policy changes obtained without the approval of our shareholders;

•	Equity issuances could dilute the value of our shares;

•	Future offerings of debt or equity securities, which may rank senior to our common shares;

•	Risks associated with changes in the Canadian exchange rate; and

•	Changes in laws and regulations, including tax laws and regulations.
Our forward-looking statements represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. For further discussion of these factors see Item 1A - "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission ("SEC") on February 27, 2013.
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

ii

iii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
EPR PROPERTIES Consolidated Balance Sheets (Dollars in thousands except share data)

	June 30, 2013	December 31, 2012
	(unaudited)
Assets
Rental properties, net of accumulated depreciation of $394,872 and $375,684 at June 30, 2013 and December 31, 2012, respectively	$1,860,670	$1,885,093
Rental properties held for sale, net	2,788	2,788
Land held for development	199,001	196,177
Property under development	77,492	29,376
Mortgage notes and related accrued interest receivable	482,262	455,752
Investment in a direct financing lease, net	239,803	234,089
Investment in joint ventures	12,962	11,971
Cash and cash equivalents	20,030	10,664
Restricted cash	17,030	23,991
Deferred financing costs, net	21,187	19,679
Accounts receivable, net	39,354	38,738
Other assets	43,706	38,412
Total assets	$3,016,285	$2,946,730
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$51,722	$65,481
Common dividends payable	12,418	35,165
Preferred dividends payable	5,952	6,021
Unearned rents and interest	16,821	11,333
Long-term debt	1,474,735	1,368,832
Total liabilities	1,561,648	1,486,832
Equity:
Common Shares, $.01 par value; 75,000,000 shares authorized; and 48,870,756 and 48,454,181 shares issued at June 30, 2013 and December 31, 2012, respectively	488	484
Preferred Shares, $.01 par value; 25,000,000 shares authorized:
5,400,000 Series C convertible shares issued at June 30, 2013 and December 31, 2012; liquidation preference of $135,000,000	54	54
3,450,000 Series E convertible shares issued at June 30, 2013 and December 31, 2012; liquidation preference of $86,250,000	35	35
5,000,000 Series F shares issued at June 30, 2013 and December 31, 2012; liquidation preference of $125,000,000	50	50
Additional paid-in-capital	1,783,635	1,769,227
Treasury shares at cost: 1,705,956 and 1,566,780 common shares at June 30, 2013 and December 31, 2012, respectively	(62,169)	(55,308)
Accumulated other comprehensive income	20,392	20,622
Distributions in excess of net income	(288,225)	(275,643)
EPR Properties shareholders’ equity	1,454,260	1,459,521
Noncontrolling interests	377	377
Total equity	$1,454,637	$1,459,898
Total liabilities and equity	$3,016,285	$2,946,730
See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Income (Unaudited) (Dollars in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Rental revenue	$60,765	$58,305	$121,552	$115,563
Tenant reimbursements	4,452	4,365	9,196	9,186
Other income	104	107	128	133
Mortgage and other financing income	18,236	15,212	36,031	29,885
Total revenue	83,557	77,989	166,907	154,767
Property operating expense	5,990	5,687	12,995	12,061
Other expense	243	339	437	689
General and administrative expense	6,051	5,821	12,703	12,288
Costs associated with loan refinancing or payoff	5,943	—	5,943	—
Gain on early extinguishment of debt	—	—	(4,539)	—
Interest expense, net	20,000	18,459	39,989	36,600
Transaction costs	224	31	542	189
Impairment charges	—	—	—	3,998
Depreciation and amortization	13,776	12,069	27,214	23,808
Income before equity in income from joint ventures and discontinued operations	31,330	35,583	71,623	65,134
Equity in income from joint ventures	466	278	817	324
Income from continuing operations	$31,796	$35,861	$72,440	$65,458
Discontinued operations:
Income from discontinued operations	680	519	677	875
Impairment charges	—	—	—	(8,845)
Gain on sale or acquisition of real estate	—	438	565	720
Net income	32,476	36,818	73,682	58,208
Net income attributable to noncontrolling interests	—	(19)	—	(37)
Net income attributable to EPR Properties	32,476	36,799	73,682	58,171
Preferred dividend requirements	(5,952)	(6,002)	(11,904)	(12,003)
Net income available to common shareholders of EPR Properties	$26,524	$30,797	$61,778	$46,168
Per share data attributable to EPR Properties common shareholders:
Basic earnings per share data:
Income from continuing operations	$0.55	$0.64	$1.29	$1.14
Income (loss) from discontinued operations	0.01	0.02	0.03	(0.15)
Net income available to common shareholders	$0.56	$0.66	$1.32	$0.99
Diluted earnings per share data:
Income from continuing operations	$0.55	$0.63	$1.28	$1.13
Income (loss) from discontinued operations	0.01	0.02	0.03	(0.15)
Net income available to common shareholders	$0.56	$0.65	$1.31	$0.98
Shares used for computation (in thousands):
Basic	47,081	46,826	46,969	46,751
Diluted	47,294	47,068	47,172	47,006
See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Comprehensive Income (Unaudited) (Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$32,476	$36,818	$73,682	$58,208
Other comprehensive income (loss):
Foreign currency translation adjustment	(7,684)	(2,910)	(10,687)	(124)
Change in unrealized gain (loss) on derivatives	7,961	(171)	10,457	(2,659)
Comprehensive income	32,753	33,737	73,452	55,425
Comprehensive income attributable to the noncontrolling interests	—	(19)	—	(37)
Comprehensive income attributable to EPR Properties	$32,753	$33,718	$73,452	$55,388
See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Changes in Equity Six Months Ended June 30, 2013 (Unaudited) (Dollars in thousands)

	EPR Properties Shareholders’ Equity
	Common Stock		Preferred Stock		Additional paid-in capital	Treasury shares		Accumulated other comprehensive income	Distributions in excess of net income	Noncontrolling Interests	Total
	Shares	Par	Shares	Par
Balance at December 31, 2012	48,454,181	$484	13,850,000	$139	$1,769,227	$(55,308)		$20,622	$(275,643)	$377	$1,459,898
Restricted share units issued to Trustees	16,038	—	—	—	952	—	—	—	—	—	952
Issuance of nonvested shares, net	196,928	2	—	—	2,588	(3,425)		—	—	—	(835)
Amortization of nonvested shares	—	—	—	—	2,406	—		—	—	—	2,406
Share option expense	—	—	—	—	438	—		—	—	—	438
Foreign currency translation adjustment	—	—	—	—	—	—		(10,687)	—	—	(10,687)
Change in unrealized gain/loss on derivatives	—	—	—	—	—	—		10,457	—	—	10,457
Net income	—	—	—	—	—	—		—	73,682	—	73,682
Issuances of common shares	100,912	1	—	—	5,251	—		—	—	—	5,252
Stock option exercises, net	102,697	1	—	—	2,773	(3,436)		—	—	—	(662)
Dividends to common and preferred shareholders	—	—	—	—	—	—		—	(86,264)	—	(86,264)
Balance at June 30, 2013	48,870,756	$488	13,850,000	$139	$1,783,635	$(62,169)		$20,392	$(288,225)	$377	$1,454,637

See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Cash Flows (Unaudited) (Dollars in thousands)

	Six Months Ended June 30,
	2013	2012
Operating activities:
Net income	$73,682	$58,208
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on early extinguishment of debt	(4,539)	—
Non-cash impairment charges	—	3,998
Loss (income) from discontinued operations	(1,242)	7,250
Costs associated with loan refinancing or payoff	5,943	—
Equity in income from joint ventures	(817)	(324)
Distributions from joint ventures	414	638
Depreciation and amortization	27,214	23,808
Amortization of deferred financing costs	1,987	2,177
Share-based compensation expense to management and Trustees	3,166	2,998
Decrease (increase) in restricted cash	5,662	(771)
Decrease (increase) in mortgage notes and related accrued interest receivable	1,628	(37)
Increase in accounts receivable, net	(2,998)	(2,005)
Increase in direct financing lease receivable	(2,452)	(2,538)
Increase in other assets	(1,671)	(646)
Decrease in accounts payable and accrued liabilities	(242)	(1,156)
Increase in unearned rents and interest	5,497	5,133
Net operating cash provided by continuing operations	111,232	96,733
Net operating cash provided by discontinued operations	1,494	6,707
Net cash provided by operating activities	112,726	103,440
Investing activities:
Acquisition of rental properties and other assets	(18,893)	(40,424)
Proceeds from sale of real estate	796	—
Investment in unconsolidated joint ventures	(622)	(661)
Investment in mortgage notes receivable	(28,138)	(64,561)
Investment in a direct financing lease, net	(3,262)	—
Additions to properties under development	(72,328)	(43,597)
Net cash used by investing activities of continuing operations	(122,447)	(149,243)
Net proceeds from sale of real estate from discontinued operations	24,146	12,969
Net cash used by investing activities	(98,301)	(136,274)
Financing activities:
Proceeds from long-term debt facilities	434,000	396,000
Principal payments on long-term debt	(321,380)	(279,663)
Deferred financing fees paid	(3,777)	(2,101)
Costs associated with loan refinancing or payoff (cash portion)	(5,755)	—
Net proceeds from issuance of common shares	5,139	133
Impact of stock option exercises, net	(662)	(480)
Purchase of common shares for treasury	(3,246)	(3,209)
Dividends paid to shareholders	(108,969)	(79,764)
Net cash provided (used) by financing activities	(4,650)	30,916
Effect of exchange rate changes on cash	(409)	32
Net increase (decrease) in cash and cash equivalents	9,366	(1,886)
Cash and cash equivalents at beginning of the period	10,664	14,625
Cash and cash equivalents at end of the period	$20,030	$12,739
Supplemental information continued on next page.

EPR PROPERTIES Consolidated Statements of Cash Flows (Unaudited) (Dollars in thousands) Continued from previous page.

	Six Months Ended June 30,
	2013	2012
Supplemental schedule of non-cash activity:
Transfer of property under development to rental property	$21,344	$22,702
Issuance of nonvested shares and restricted share units at fair value, including nonvested shares issued for payment of bonuses	$10,326	$7,181
Conversion of equity to mortgage note receivable related to Atlantic-EPR I	$—	$14,852
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$39,446	$34,487
Cash paid (received) during the year for income taxes	$440	$(715)
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

2. Summary of Significant Accounting Policies

Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. In addition, operating results for the six month period ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

The Company consolidates certain entities when it is deemed to be the primary beneficiary in a variable interest entity (VIE), as defined in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic on Consolidation. The Topic on Consolidation requires the consolidation of VIEs in which an enterprise has a controlling financial interest. A controlling financial interest will have both of the following characteristics: the power to direct the activities of a VIE that most significantly impact the VIE's economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. This topic requires an ongoing reassessment of and eliminates the quantitative approach previously required for determining whether a company is the primary beneficiary and requires enhanced disclosures on variable interest entities.  The equity method of accounting is applied to entities in which the Company is not the primary beneficiary as defined in the Consolidation Topic of the FASB ASC, or does not have effective control, but can exercise influence over the entity with respect to its operations and major decisions.

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

Rental Properties
Rental properties are carried at cost less accumulated depreciation. Costs incurred for the acquisition and development of the properties are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which generally are estimated to be 40 years for buildings and 3 to 25 years for furniture, fixtures and equipment. Tenant improvements, including allowances, are depreciated over the shorter of the base term of the lease or the estimated useful life. Expenditures for ordinary maintenance and repairs are charged to operations in the period incurred. Significant renovations and improvements that improve or extend the useful life of the asset are capitalized and depreciated over their estimated useful life.

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

Revenue Recognition
Rents that are fixed and determinable are recognized on a straight-line basis over the minimum terms of the leases. Base rent escalation on leases that are dependent upon increases in the Consumer Price Index (CPI) is recognized when known. In addition, most of the Company's tenants are subject to additional rents if gross revenues of the properties exceed certain thresholds defined in the lease agreements (percentage rents). Percentage rents as well as participating interest for those mortgage agreements that contain similar such clauses are recognized at the time when specific triggering events occur as provided by the lease or mortgage agreements. Rental revenue included percentage rents of $1.1 million and $0.6 million for the six months ended June 30, 2013 and 2012, respectively. Lease termination fees are recognized when the related leases are canceled and the Company has no obligation to provide services to such former tenants. Termination fees of $8 thousand and $99 thousand were recognized during the six months ended June 30, 2013 and 2012, respectively.

Direct financing lease income is recognized on the effective interest method to produce a level yield on funds not yet recovered. Estimated unguaranteed residual values at the date of lease inception represent management's initial estimates of fair value of the leased assets at the expiration of the lease, not to exceed original cost. Significant assumptions used in estimating residual values include estimated net cash flows over the remaining lease term and expected future real estate values. The Company evaluates on an annual basis (or more frequently, if necessary) the collectability of its direct financing lease receivable and unguaranteed residual value to determine whether they are impaired. A direct financing lease receivable is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. When a direct financing lease receivable is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the direct financing lease receivable's effective interest rate or to the fair value of the underlying collateral, less costs to sell, if such receivable is collateralized.

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

Concentrations of Risk
American Multi-Cinema, Inc. (AMC) was the lessee of a substantial portion (31%) of the megaplex theatre rental properties held by the Company (including joint venture properties) at June 30, 2013 as a result of a series of sale leaseback transactions pertaining to AMC megaplex theatres. A substantial portion of the Company’s total revenues (approximately $42.7 million or 26% and $51.4 million or 33%, for the six months ended June 30, 2013 and 2012, respectively) result from the revenue from AMC under the leases, or from its parent, AMC Entertainment, Inc. (AMCE), as the guarantor of AMC’s obligations under the leases. AMCE is wholly-owned by Dalian Wanda Group Co. Ltd. and has publicly-held debt and the following financial information was reported in its consolidated financial information which is publicly available. AMCE publicly reported total assets of $4.3 billion and $3.6 billion and total stockholders' equity of $774.1 million and $154.3 million at December 31, 2012 and March 29, 2012, respectively. Additionally, AMCE publicly reported total liabilities of $3.5 billion at both December 31, 2012 and March 29, 2012. AMCE publicly reported net earnings of $57.3 million for the transition period beginning on March 30, 2012 and ending December 31, 2012, a net loss of $82.0 million for the fifty-two weeks ended March 29, 2012 and a net loss of $122.9 million for the fifty-two weeks ended March 31, 2011. In addition, AMCE reported a net loss of $7.5 million for the three months ended March 31, 2013.

For the six months ended June 30, 2013 and 2012, approximately $21.2 million or 12.7%, and $21.4 million or 14%, respectively, of total revenue was derived from the Company's four entertainment retail centers in Ontario, Canada. The Company's wholly owned subsidiaries that hold the four Canadian entertainment retail centers represent approximately $224.8 million or 16% of the Company's net assets at June 30, 2013. The third party debt held by these subsidiaries was repaid during the three months ended June 30, 2013. See Note 8 for further details. The Company's wholly owned subsidiaries that hold the four Canadian entertainment retail centers and third party debt represented approximately $147.3 million or 10%, of the Company's net assets as of December 31, 2012.

Share-Based Compensation
Share-based compensation to employees of the Company is granted pursuant to the Company's Annual Incentive Program and Long-Term Incentive Plan. Share-based compensation to non-employee Trustees of the Company is granted pursuant to the Company's Trustee compensation program and shares are issued under the 2007 Equity Incentive Plan.

Share based compensation expense consists of share option expense, amortization of nonvested share grants, and amortization of share units issued to non-employee Trustees for payment of their annual retainers. Share based compensation is included in general and administrative expense in the accompanying consolidated statements of income, and totaled $3.2 million and $3.0 million for the six months ended June 30, 2013 and 2012, respectively.

Share Options
Share options are granted to employees pursuant to the Long-Term Incentive Plan and to non-employee Trustees for their service to the Company. The fair value of share options granted is estimated at the date of grant using the Black-Scholes option pricing model. Share options granted to employees vest over a period of four years and share option expense for these options is recognized on a straight-line basis over the vesting period. Share options granted to non-employee Trustees vest immediately but may not be exercised for a period of one year from the grant date. Share option expense for non-employee Trustees is recognized on a straight-line basis over the year of service by the non-employee Trustees. Total expense recognized related to share options was $438 thousand and $481 thousand for the six months ended June 30, 2013 and 2012, respectively.

Nonvested Shares Issued to Employees
The Company grants nonvested shares to employees pursuant to both the Annual Incentive Program and the Long-Term Incentive Plan. The Company amortizes the expense related to the nonvested shares awarded to employees under the Long-Term Incentive Plan and the premium awarded under the nonvested share alternative of the Annual Incentive Program on a straight-line basis over the future vesting period (three to four years). Total expense recognized related to all nonvested shares was $2.4 million and $2.3 million for the six months ended June 30, 2013 and 2012, respectively.

Restricted Share Units Issued to Non-Employee Trustees
The Company issues restricted share units to non-employee Trustees for payment of their annual retainers. The fair value of the share units granted was based on the share price at the date of grant. The share units vest upon the earlier of the day preceding the next annual meeting of shareholders or a change of control. The settlement date for the shares is selected by the non-employee Trustee, and ranges from one year from the grant date to upon termination of service. This expense is amortized by the Company on a straight-line basis over the year of service by the non-employee Trustees. Total expense recognized related to shares issued to non-employee Trustees was $321 thousand, and $250 thousand for the six months ended June 30, 2013 and 2012, respectively.

Derivative Instruments
The Company has acquired certain derivative instruments to reduce exposure to fluctuations in foreign currency exchange rates and variable interest rates. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. These derivatives consist of foreign currency forward contracts, cross-currency swaps and interest rate swaps.

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

In conjunction with the FASB's fair value measurement guidance in FASB ASU 2011-04 (Amendments to ASC 820), the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

Reclassifications
Certain reclassifications have been made to the prior period amounts to conform to the current period presentation primarily for asset groups that qualify for presentation as discontinued operations.

3. Rental Properties
The following table summarizes the carrying amounts of rental properties as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Buildings and improvements	$1,737,237	$1,734,300
Furniture, fixtures & equipment	29,741	34,028
Land	488,564	492,449
	2,255,542	2,260,777
Accumulated depreciation	(394,872)	(375,684)
Total	$1,860,670	$1,885,093
Depreciation expense on rental properties was $25.7 million and $22.4 million for the six months ended June 30, 2013 and 2012, respectively.

4. Investments and Dispositions

The Company's investment spending during the six months ended June 30, 2013 totaled approximately $122.7 million, and included investments in each of its four operating segments.

Entertainment investment spending during the six months ended June 30, 2013 totaled $34.6 million, and was related primarily to investments in build-to-suit construction of six megaplex theatres and two family entertainment centers that are subject to long-term triple net leases or long-term mortgage agreements.

Education investment spending during the six months ended June 30, 2013 totaled $60.5 million, and was related to investments in build-to-suit construction of 13 public charter schools and one early childhood education center, as well as the acquisition of an early childhood education center located in Peoria, Arizona, each of which is subject to a long-term triple net lease or long-term mortgage agreement. In addition, the Company completed the acquisition of a public charter school in Columbia, South Carolina for $3.3 million that is leased under the master lease to Imagine Schools, Inc. (Imagine). See Note 6 for further details on this acquisition.

Recreation investment spending during the six months ended June 30, 2013 totaled $24.8 million, and was related to fundings under the Company's mortgage notes for improvements at existing ski and water-park properties. In addition, the Company's recreation investment spending related to build-to-suit construction of four TopGolf golf entertainment facilities, as well as funding improvements at the Company's ski property located in Maryland.

Other investment spending during the six months ended June 30, 2013 totaled $2.8 million and was related to the land held for development in Sullivan County, New York.

On March 18, 2013, the Company sold a winery and a portion of related vineyards located in Sonoma County, California for proceeds of $24.1 million and recognized a gain of $0.6 million during the six months ended June 30, 2013. The results of operations of this property have been classified within discontinued operations.

Additionally, during the six months ended June 30, 2013, the Company extended the maturity of its mortgage loan agreement with Peak Resorts, Inc. from April 1, 2013 to April 1, 2016. The loan is secured by 696 acres of development land at Mt. Snow.

5. Accounts Receivable, Net
The following table summarizes the carrying amounts of accounts receivable, net as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Receivable from tenants	$9,623	$9,379
Receivable from non-tenants	138	1,527
Receivable from Canada Revenue Agency	1,364	793
Straight-line rent receivable	32,202	30,891
Allowance for doubtful accounts	(3,973)	(3,852)
Total	$39,354	$38,738

6. Investment in a Direct Financing Lease

The Company’s investment in a direct financing lease relates to the Company’s master lease of 27 and 26 public charter school properties as of June 30, 2013 and December 31, 2012, respectively, with affiliates of Imagine. Investment in a direct financing lease, net represents estimated unguaranteed residual values of leased assets and net unpaid rentals, less related deferred income. The following table summarizes the carrying amounts of investment in a direct financing lease, net as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Total minimum lease payments receivable	$645,441	$648,632
Estimated unguaranteed residual value of leased assets	215,207	211,944
Less deferred income (1)	(620,845)	(626,487)
Investment in a direct financing lease, net	$239,803	$234,089

(1) Deferred income is net of $1.7 million of initial direct costs at June 30, 2013 and December 31, 2012, respectively.

Additionally, the Company has determined that no allowance for losses was necessary at June 30, 2013 and December 31, 2012.

On May 17, 2013, per the terms of the master lease of public charter schools with Imagine, the Company exchanged three St. Louis, Missouri schools for one located in Columbus, Ohio, one located in Dayton, Ohio and another in Toledo, Ohio. There was no impact on the Company's investment in direct financing lease as a result of this exchange. In conjunction with this exchange, the Company completed the acquisition of a public charter school in Columbia, South Carolina for $3.3 million that is leased under the master lease to Imagine.

The Company’s direct financing lease has expiration dates ranging from approximately 19 to 22 years. Future minimum rentals receivable on this direct financing lease at June 30, 2013 are as follows (in thousands):

Amount
Year:
2013	$12,057
2014	24,609
2015	25,343
2016	26,104
2017	26,887
Thereafter	530,441
Total	$645,441

7. Unconsolidated Real Estate Joint Ventures

At June 30, 2013, the Company had a 45.5% and 32.2% investment interest in two unconsolidated real estate joint ventures, Atlantic-EPR I and Atlantic-EPR II, respectively. The Company accounts for its investment in these joint ventures under the equity method of accounting.

The Company recognized income of $346 thousand and $185 thousand during the six months ended June 30, 2013 and 2012, respectively, from its equity investments in the Atlantic-EPR I and Atlantic-EPR II joint ventures. The Company also received distributions from Atlantic-EPR I and Atlantic-EPR II of $414 thousand and $638 thousand on its equity investment during the six months ended June 30, 2013 and 2012, respectively. Condensed consolidated financial information for Atlantic-EPR I and Atlantic-EPR II is as follows as of and for the six months ended June 30, 2013 and 2012 (in thousands):

	2013	2012
Rental properties, net	$44,943	$46,048
Cash	152	141
Mortgage note payable (1)	11,616	12,028
Mortgage note payable to EPR Properties (2)	19,361	15,165
Partners’ equity	18,530	18,742
Rental revenue	2,851	2,804
Net income	978	631
(1) Atlantic-EPR II mortgage note payable is due September 1, 2013
(2) Atlantic-EPR I mortgage note payable to EPR Properties is due January 31, 2018

The partnership agreements for Atlantic-EPR I and Atlantic-EPR II allow the Company’s partner, Atlantic of Hamburg, Germany (Atlantic), to exchange up to a maximum of 10% of its ownership interest per year in each of the joint ventures for common shares of the Company or, at the Company's discretion, the cash value of those shares as defined in each of the partnership agreements. During 2012, the Company paid Atlantic cash of $1.3 million and $490 thousand in exchange for additional ownership of 6.0% and 3.8% for Atlantic-EPR I and Atlantic-EPR II, respectively. During 2013, the Company has paid Atlantic cash of $660 thousand and $360 thousand in exchange for additional ownership of 3.4% and 2.7% for Atlantic-EPR I and Atlantic-EPR II, respectively. These exchanges did not impact total partners’ equity in either Atlantic-EPR I or Atlantic-EPR II.

In addition, as of June 30, 2013 and December 31, 2012, the Company had invested $5.2 million and $4.7 million, respectively, in unconsolidated joint ventures for three theatre projects located in China. The Company recognized income of $471 thousand and $140 thousand from its investment in these joint ventures for the six months ended June 30, 2013 and 2012, respectively.

8. Long-Term Debt

On March 4, 2013, the Company entered into a Discounted Payoff and Settlement Agreement (the Agreement) regarding one of its loan agreements secured by a theatre property located in Omaha, Nebraska. Pursuant to the Agreement, the

Company made a cash payment of $9.7 million that included a forfeited restricted cash account with a balance of $1.2 million in full satisfaction of the loan. Accordingly, the Company recorded a gain on early extinguishment of debt of $4.5 million during the six months ended June 30, 2013.

On March 5, 2013, the Company increased the size of its unsecured term loan facility from $240.0 million to $255.0 million. Subsequent to June 30, 2013, this unsecured term loan facility was amended and restated. See Note 18 for details.

On June 18, 2013, the Company issued $275.0 million in senior notes due on July 15, 2023. The notes bear interest at 5.25%. Interest is payable on January 15 and July 15 of each year beginning on January 15, 2014 until the stated maturity date of July 15, 2023. The notes were issued at 99.546% of their face value and are unsecured and guaranteed by certain of the Company’s subsidiaries. The notes contain various covenants, including: (i) a limitation on incurrence of any debt which would cause the ratio of the Company’s debt to adjusted total assets to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause the ratio of the Company’s secured debt to adjusted total assets to exceed 40%; (iii) a limitation on incurrence of any debt which would cause the Company’s debt service coverage ratio to be less than 1.5 times and (iv) the maintenance at all times of the Company's total unencumbered assets such that they are not less than 150% of the Company’s outstanding unsecured debt.

The Company used the proceeds from the note offering to (i) repay $89.5 million CAD ($87.9 million US) of outstanding fixed rate mortgage debt secured by four entertainment retail centers located in Ontario, Canada, (ii) repay $56.4 million of outstanding fixed rate mortgage debt secured by the Company's entertainment retail center located in New Rochelle, New York and (iii) partially pay down the Company's unsecured revolving credit facility. In connection with the repayment in full of the mortgage notes, $239 thousand of deferred financing costs (net of accumulated amortization) were written off and $5.7 million of additional costs associated with loan payoff were incurred. At June 30, 2013, the Company had $24.0 million debt outstanding under its $400.0 million unsecured revolving credit facility. Subsequent to June 30, 2013, this unsecured revolving credit facility was amended and restated. See Note 18 for further details.
9. Variable Interest Entities

The Company’s variable interest in VIEs currently are in the form of equity ownership and loans provided by the Company to a VIE or other partner. The Company examines specific criteria and uses its judgment when determining if the Company is the primary beneficiary of a VIE and therefore required to consolidate the investments. Factors considered in determining whether the Company is the primary beneficiary include risk and reward sharing, experience and financial condition of other partner(s), voting rights, involvement in day-to-day capital and operating decisions, representation on a VIE’s executive committee, existence of unilateral kick-out rights or voting rights, and level of economic disproportionality between the Company and the other partner(s).

Consolidated VIEs
As of June 30, 2013, the Company has invested in one 50% joint venture which is a VIE. This joint venture did not have any significant assets and liabilities at June 30, 2013 and was established to explore certain investment opportunities.

Unconsolidated VIE
At June 30, 2013, the Company’s recorded investment in SVVI, a VIE that is unconsolidated, was $182.1 million. The Company’s maximum exposure to loss associated with SVVI is limited to the Company’s outstanding mortgage note and related accrued interest receivable of $182.1 million.

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

10. Derivative Instruments

All derivatives are recognized at fair value in the consolidated balance sheets within the line items "Other assets" and "Accounts payable and accrued liabilities" as applicable. The Company's derivatives are subject to a master netting arrangement and the Company has elected not to offset its derivative position for purposes of balance sheet presentation and disclosure. The Company had derivative liabilities of $2.4 million and $8.1 million recorded in “Accounts payable and accrued liabilities” and derivative assets of $4.9 million and $0.1 million recorded in “Other assets” in the consolidated balance sheet at June 30, 2013 and December 31, 2012, respectively. Had the Company elected to offset derivatives in the consolidated balance sheet pursuant to ASU 210-20-45, the Company would have had derivative liabilities of approximately $1.9 million and derivative assets of $0.1 million that would have been offset against the respective derivative assets of $4.9 million and liabilities of $8.1 million, resulting in a net derivative asset of $3.0 million and net derivative liability of $0.6 million at June 30, 2013, and a net derivative liability of $8.0 million (with no derivative asset) at December 31, 2013.  The Company has not posted or received collateral with its derivative counterparties as of June 30, 2013 or December 31, 2012. See Note 11 for disclosures relating to the fair value of the derivative instruments as of June 30, 2013 and December 31, 2012.

Risk Management Objective of Using Derivatives
The Company is exposed to the effect of changes in foreign currency exchange rates and interest rates on its LIBOR based borrowings. The Company limits this risk by following established risk management policies and procedures including the use of derivatives. The Company’s objective in using derivatives is to add stability to reported earnings and to manage its exposure to foreign exchange and interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps, cross-currency swaps and foreign currency forwards.

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

The effective portion of changes in the fair value of interest rate derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (AOCI) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the six months ended June 30, 2013 and 2012, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness on cash flow hedges was recognized during the six months ended June 30, 2013 and 2012.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of June 30, 2013, the Company estimates that during the twelve months ending June 30, 2014, $1.6 million will be reclassified from AOCI to interest expense.

Cash Flow Hedges of Foreign Exchange Risk
The Company is exposed to foreign currency exchange risk against its functional currency, the U.S. dollar, on its four Canadian properties. The Company uses cross currency swaps and foreign currency forwards to mitigate its exposure to fluctuations in the CAD to U.S. dollar exchange rate on its Canadian properties. These foreign currency derivatives should hedge a significant portion of the Company's expected CAD denominated cash flow of the Canadian properties as their impact on the Company's cash flow when settled should move in the opposite direction of the exchange rates used to translate revenues and expenses of these properties.

The Company had cross-currency swaps with a fixed original notional value of $76.0 million CAD and $71.5 million U.S. The net effect of these swaps is to lock in an exchange rate of $1.05 CAD per U.S. dollar on approximately $13.0 million of annual CAD denominated cash flows on the properties through February 2014. Additionally, on June 19, 2013, the Company entered into cross-currency swaps that will be effective March 1, 2014 with a fixed original notional value of $100.0 million CAD and $98.1 million U.S. The net effect of these swaps is to lock in an exchange rate of $1.05 CAD per U.S. dollar on approximately $13.5 million of annual CAD denominated cash flows on the properties through June 2018.

The Company entered into foreign currency forward agreements to further hedge the currency fluctuations related to the cash flows of these properties. The agreements settled or settle at the end of each month from January to December 2013. These agreements lock in an exchange rate of $0.98 CAD to $0.99 CAD per U.S. dollar on approximately $500 thousand of monthly CAD denominated cash flows.

The effective portion of changes in the fair value of foreign currency derivatives designated and that qualify as cash flow hedges of foreign exchange risk is recorded in AOCI and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative, as well as amounts excluded from the assessment of hedge effectiveness, is recognized directly in earnings. No hedge ineffectiveness on foreign currency derivatives has been recognized for the six months ended June 30, 2013 and 2012. As of June 30, 2013, the Company estimates that during the twelve months ending June 30, 2014, $0.3 million will be reclassified from AOCI to other income.

Net Investment Hedges
As discussed above, the Company is exposed to fluctuations in foreign exchange rates on its four Canadian properties. As such, the Company uses currency forward agreements to hedge its exposure to changes in foreign exchange rates. Currency forward agreements involve fixing the CAD to U.S. dollar exchange rate for delivery of a specified amount of foreign currency on a specified date. The currency forward agreements are typically cash settled in US dollars for their fair value at or close to their settlement date. In order to hedge the net investment in four of the Canadian properties, the Company entered into a forward contract with a fixed notional value of $100.0 million CAD and $96.1 million U.S. with a February 2014 settlement. The exchange rate of this forward contract is approximately $1.04 CAD per U.S. dollar. Additionally, on June 19, 2013, the Company entered into a forward contract with a fixed notional value of $100.0 million CAD and $94.3 million U.S. with a July 2018 settlement date. The exchange rate of this forward contract is approximately $1.06 CAD per U.S. dollar. These forward contracts should hedge a significant portion of the Company’s CAD denominated net investment in these four centers through July 2018 as the impact on AOCI from marking the derivative to market should move in the opposite direction of the translation adjustment on the net assets of these four Canadian properties.

For foreign currency derivatives designated as net investment hedges, the effective portion of changes in the fair value of the derivatives are reported in AOCI as part of the cumulative translation adjustment. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness on net investment hedges has been recognized for six months ended June 30, 2013 and 2012. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated.

See Note 11 for disclosure relating to the fair value of the Company’s derivative instruments. Below is a summary of the effect of derivative instruments on the consolidated statements of changes in equity and income for the six months ended June 30, 2013 and 2012.

Effect of Derivative Instruments on the Consolidated Statements of Changes in Equity and Income for the Three and Six Months Ended June 30, 2013 and 2012 (Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
Description	2013	2012	2013	2012
Interest Rate Swaps
Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	$792	$(2,560)	$586	$(3,926)
Amount of Expense Reclassified from AOCI into Earnings (Effective Portion) (1)	(431)	(406)	(854)	(778)
Cross Currency Swaps
Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	1,788	407	2,079	(114)
Amount of Expense Reclassified from AOCI into Earnings (Effective Portion) (2)	(49)	(108)	(151)	(275)
Currency Forward Agreements
Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	4,971	1,484	6,906	344
Amount of Income Reclassified from AOCI into Earnings (Effective Portion) (2)	70	16	119	16
Total
Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	$7,551	$(669)	$9,571	$(3,696)
Amount of Expense Reclassified from AOCI into Earnings (Effective Portion)	(410)	(498)	(886)	(1,037)

(1)	Included in "Interest expense, net" in the accompanying consolidated statements of income for the three and six months ended June 30, 2013 and 2012.

(2)	Included in “Other expense” in the accompanying consolidated statements of income for the three and six months ended June 30, 2013 and 2012.

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

As of June 30, 2013, the fair value of the Company’s derivatives in a liability position related to these agreements was $2.4 million. If the Company breached any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the agreements at their termination value of $2.5 million.

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

Derivative Financial Instruments

The Company uses interest rate swaps, foreign currency forwards and cross-currency swaps to manage its interest rate and foreign currency risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments. The variable cash payments are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. In conjunction with the FASB's fair value measurement guidance, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives also use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of June 30, 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives and therefore, has classified its derivatives as Level 2 within the fair value reporting hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 aggregated by the level in the fair value hierarchy within which those measurements are classified and by derivative type.
Assets and Liabilities Measured at Fair Value on a Recurring Basis at June 30, 2013 and December 31, 2012 (Dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at end of period
June 30, 2013:
Cross-Currency Swaps*	$—	$1,521	$—	$1,521
Currency Forward Agreements*	$—	$3,335	$—	$3,335
Interest Rate Swap Agreements**	$—	$(2,409)	$—	$(2,409)
December 31, 2012:
Cross-Currency Swaps**	$—	$(709)	$—	$(709)
Currency Forward Agreements**	$—	$(3,453)	$—	$(3,453)
Interest Rate Swap Agreements**	$—	$(3,848)	$—	$(3,848)
*Included in "Other assets" in the accompanying consolidated balance sheet.
**Included in "Accounts payable and accrued liabilities" in the accompanying consolidated balance sheet.

Non-recurring fair value measurements
There were no assets or liabilities measured at fair value on a non-recurring basis during the six months ended June 30, 2013.

Fair Value of Financial Instruments
Management compares the carrying value to the estimated fair value of the Company’s financial instruments. The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instruments at June 30, 2013 and December 31, 2012:

Mortgage notes receivable and related accrued interest receivable:
The fair value of the Company’s mortgage notes and related accrued interest receivable is estimated by discounting the future cash flows of each instrument using current market rates. At June 30, 2013, the Company had a carrying value of $482.3 million in fixed rate mortgage notes receivable outstanding, including related accrued interest, with a weighted average interest rate of approximately 9.04%. The fixed rate mortgage notes bear interest at rates of 7.00% to 11.31%. Discounting the future cash flows for fixed rate mortgage notes receivable using rates of 9.00% to 11.31%, management estimates the fair value of the fixed rate mortgage notes receivable to be approximately $460.0 million with an estimated weighted average market rate of 10.10% at June 30, 2013.

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

Investment in a direct financing lease, net:
The fair value of the Company’s investment in a direct financing lease is estimated by discounting the future cash flows of the instrument using current market rates. At June 30, 2013 and December 31, 2012, the Company had an investment in a direct financing lease with a carrying value of $239.8 million and $234.1 million, respectively, and a weighted average effective interest rate of 12.01% and 12.02%, respectively. The investment in direct financing lease bears interest at effective interest rates of 11.74% to 12.38%. The carrying value of the investment in a direct financing lease approximates the fair market value at June 30, 2013 and December 31, 2012.

Derivative instruments:
Derivative instruments are carried at their fair market value.

Debt instruments:
The fair value of the Company's debt is estimated by discounting the future cash flows of each instrument using current market rates. At June 30, 2013, the Company had a carrying value of $289.6 million in variable rate debt outstanding with a weighted average interest rate of approximately 1.86%. The carrying value of the variable rate debt outstanding approximates the fair market value at June 30, 2013.

At December 31, 2012, the Company had a carrying value of $289.6 million in variable rate debt outstanding with an average weighted interest rate of approximately 1.88%. The carrying value of the variable rate debt outstanding approximates the fair market value at December 31, 2012.

At June 30, 2013 and December 31, 2012, $240.0 million of variable rate debt outstanding under the Company's unsecured term loan facility had been effectively converted to a fixed rate through January 5, 2016 by interest rate swap agreements.

At June 30, 2013, the Company had a carrying value of $1.19 billion in fixed rate long-term debt outstanding with a weighted average interest rate of approximately 6.11%. Discounting the future cash flows for fixed rate debt using rates of 3.36% to 5.64%, management estimates the fair value of the fixed rate debt to be approximately $1.24 billion with an estimated weighted average market rate of 4.94% at June 30, 2013.

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

12. Earnings Per Share

The following table summarizes the Company’s computation of basic and diluted earnings per share (EPS) for the three and six months ended June 30, 2013 and 2012 (amounts in thousands except per share information):

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Income (numerator)	Shares (denominator)	Per Share Amount	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Income from continuing operations	$31,796			$72,440
Less: preferred dividend requirements	(5,952)			(11,904)
Income from continuing operations available to common shareholders	$25,844	47,081	$0.55	$60,536	46,969	$1.29
Income from discontinued operations available to common shareholders	$680	47,081	$0.01	$1,242	46,969	$0.03
Net income available to common shareholders	$26,524	47,081	$0.56	$61,778	46,969	$1.32
Diluted EPS:
Income from continuing operations available to common shareholders	$25,844	47,081		$60,536	46,969
Effect of dilutive securities:
Share options	—	213		—	203
Income from continuing operations available to common shareholders	$25,844	47,294	$0.55	$60,536	47,172	$1.28
Income from discontinued operations available to common shareholders	$680	47,294	$0.01	$1,242	47,172	$0.03
Net income available to common shareholders	$26,524	47,294	$0.56	$61,778	47,172	$1.31

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Income (numerator)	Shares (denominator)	Per Share Amount	Income (loss) (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Income from continuing operations	$35,861			$65,458
Less: preferred dividend requirements	(6,002)			(12,003)
Noncontrolling interest adjustments	(19)			(37)
Income from continuing operations available to common shareholders	$29,840	46,826	$0.64	$53,418	46,751	$1.14
Income (loss) from discontinued operations available to common shareholders	$957	46,826	$0.02	$(7,250)	46,751	$(0.15)
Net income available to common shareholders	$30,797	46,826	$0.66	$46,168	46,751	$0.99
Diluted EPS:
Income from continuing operations available to common shareholders	$29,840	46,826		$53,418	46,751
Effect of dilutive securities:
Share options	—	242		—	255
Income from continuing operations available to common shareholders	$29,840	47,068	$0.63	$53,418	47,006	$1.13
Income (loss) from discontinued operations available to common shareholders	$957	47,068	$0.02	$(7,250)	47,006	$(0.15)
Net income available to common shareholders	$30,797	47,068	$0.65	$46,168	47,006	$0.98

The additional 1.9 million common shares that would result from the conversion of the Company’s 5.75% Series C cumulative convertible preferred shares and the additional 1.6 million common shares that would result from the conversion of the Company’s 9.0% Series E cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted earnings per share for the three and six months ended June 30, 2013 and 2012 because the effect is anti-dilutive.

The dilutive effect of potential common shares from the exercise of share options is included in diluted earnings per share for the three and six months ended June 30, 2013 and 2012. For the three months ended June 30, 2013 and 2012, options to purchase 238 thousand and 368 thousand shares of common shares, respectively, at per share prices ranging from $45.20 to $65.50 and $44.62 to $65.50, respectively, were not included in the computation of diluted earnings per share because the options were anti-dilutive. For the six months ended June 30, 2013 and 2012, options to purchase 331 thousand and 368 thousand shares of common shares, respectively, at per share prices ranging from $45.20 to $65.50 and $44.62 to $65.50, respectively, were not included in the computation of diluted earnings per share because the options were anti-dilutive.

13. Equity Incentive Plan

All grants of common shares and options to purchase common shares are issued under the Company's 2007 Equity Incentive Plan and an aggregate of 3,650,000 common shares, options to purchase common shares and restricted share units, subject to adjustment in the event of certain capital events, may be granted. At June 30, 2013, there were 1,944,120 shares available for grant under the 2007 Equity Incentive Plan.

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

	Number of shares	Option price per share			Weighted avg. exercise price
Outstanding at December 31, 2012	881,338	$18.18	—	$65.50	$38.51
Exercised	(102,697)	18.18	—	47.20	27.01
Granted	115,257	46.86	—	58.09	47.86
Forfeited	(12,658)	36.56	—	60.42	56.90
Outstanding at June 30, 2013	881,240	$18.18	—	$65.50	$40.81
The weighted average fair value of options granted was $12.35 and $12.08 during the six months ended June 30, 2013 and 2012, respectively. The intrinsic value of stock options exercised was $2.6 million and $1.4 million, during the six months ended June 30, 2013 and 2012, respectively. Additionally, the Company repurchased 66,479 shares into treasury shares in conjunction with the stock options exercised during the six months ended June 30, 2013 with a total value of $3.4 million. At June 30, 2013, stock-option expense to be recognized in future periods was $2.0 million.

The expense related to share options included in the determination of net income for the six months ended June 30, 2013 and 2012 was $438 thousand and $481 thousand, respectively. The following assumptions were used in applying the Black-Scholes option pricing model at the grant dates: risk-free interest rate of 1.0% and 1.1% to 1.4% for the six months ended June 30, 2013 and 2012, respectively, dividend yield of 6.5% for the six months ended June 30, 2013 and 6.3% to 6.7% for the six months ended June 30, 2012, volatility factors in the expected market price of the Company’s common shares of 50.7% for the six months ended June 30, 2013 and 51.3% to 51.4% for the six months ended June 30, 2012, 0.23% and 0.25% expected forfeiture rate for the six months ended June 30, 2013 and 2012, respectively, and an expected life of approximately six years for both the six months ended June 30, 2013 and 2012. The Company uses historical data to estimate the expected life of the option and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Additionally, expected volatility is computed based on the average historical volatility of the Company’s publicly traded shares.
The following table summarizes outstanding options at June 30, 2013:

Exercise price range	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)
$ 18.18 - 19.99	201,859	5.6
20.00 - 29.99	—	0.0
30.00 - 39.99	66,159	2.3
40.00 - 49.99	502,369	6.2
50.00 - 59.99	17,500	7.0
60.00 - 65.50	93,353	3.5
	881,240	5.5	$40.81	$9,771

The following table summarizes exercisable options at June 30, 2013:

Exercise price range	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)
$ 18.18 - 19.99	201,859	5.6
20.00 - 29.99	—	0.0
30.00 - 39.99	58,888	1.8
40.00 - 49.99	292,437	4.2
50.00 - 59.99	10,000	4.9
60.00 - 65.50	93,353	3.5
	656,537	4.3	$38.84	$8,876

Nonvested Shares
A summary of the Company’s nonvested share activity and related information is as follows:

	Number of shares	Weighted avg. grant date fair value	Weighted avg. life remaining
Outstanding at December 31, 2012	322,808	$42.52
Granted	198,833	47.15
Vested	(145,570)	39.88
Forfeited	(4,207)	45.39
Outstanding at June 30, 2013	371,864	$46.00	1.49
The holders of nonvested shares have voting rights and receive dividends from the date of grant. These shares vest ratably over a period of three to four years. The fair value of the nonvested shares that vested was $6.7 million and $7.7 million for the six months ended June 30, 2013 and 2012, respectively. At June 30, 2013, unamortized share-based compensation expense related to nonvested shares was $10.7 million.

Restricted Share Units
A summary of the Company’s restricted share unit activity and related information is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Life Remaining
Outstanding at December 31, 2012	10,925	$44.62
Granted	16,038	59.35
Vested	(10,925)	44.62
Outstanding at June 30, 2013	16,038	$59.35	0.86

The holders of restricted share units receive dividend equivalents from the date of grant. The share units vest upon the earlier of the day preceding the next annual meeting of shareholders or a change of control. The settlement date for the shares is selected by the non-employee Trustee, and ranges from one year from the grant date to upon termination of service. At June 30, 2013, unamortized share-based compensation expense related to restricted share units was $793 thousand.

14. Discontinued Operations

Included in discontinued operations for the three and six months ended June 30, 2013 are the operations of the Pope Valley winery, which was held for sale as of June 30, 2013, as well as the operations of a winery and a portion of related vineyards located in Sonoma County, California that was sold on March 18, 2013 for a gain of $0.6 million. Included in discontinued operations for the three and six months ended June 30, 2012 are the operations of the prior mentioned properties as well as the operations of the Carneros custom crush facility and the Buena Vista winery and vineyards, including a gain on sale or acquisition of real estate of $0.4 million (both were sold during 2012). Additionally, included in discontinued operations for the three and six months ended June 30, 2013 are certain operations that relate to the settlement of escrow reserves established with the sale of Toronto Dundas Square and, for the six months ended June 30, 2012, a gain on sale or acquisition of real estate of $0.3 million was recognized related to escrow reserve settlement.

The operating results relating to discontinued operations are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Rental revenue	$109	$906	$455	$1,931
Tenant reimbursements	554	—	554	—
Mortgage and other financing income	—	44	—	112
Total revenue	663	950	1,009	2,043
Property operating expense (benefit)	(20)	(529)	—	(724)
Other expense	31	136	53	362
Interest income, net	(28)	—	(28)	(12)
Impairment charges	—	—	—	8,845
Depreciation and amortization	—	824	307	1,542
Income (loss) before gain on sale or acquisition of real estate	680	519	677	(7,970)
Gain on sale or acquisition of real estate	—	438	565	720
Net income (loss)	$680	$957	$1,242	$(7,250)

15 . Other Commitments and Contingencies

As of June 30, 2013, the Company had 13 entertainment development projects under construction or under redevelopment for which it has commitments to fund approximately $48.1 million, 13 education development project under construction for which it has commitments to fund approximately $57.3 million and three recreation development projects under construction for which it has commitments to fund approximately $22.5 million. Development costs are advanced by the Company in periodic draws. If the Company determines that construction is not being completed in accordance with the terms of the development agreement, it can discontinue funding construction draws. The Company has agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

The Company has certain commitments related to its mortgage note investments that it may be required to fund in the future. The Company is generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of June 30, 2013, the Company had nine mortgage notes receivable with commitments totaling approximately $26.8 million. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

The Company has provided guarantees of the payment of certain economic development revenue bonds totaling $34.8 million related to four theatres in Louisiana for which the Company earns a fee at annual rates of 1.75% to 4.00% over the 30-year terms of the related bonds. The Company has recorded $11.2 million as a deferred asset included in other assets and $11.2 million included in other liabilities in the accompanying consolidated balance sheet as of June 30, 2013 related to these guarantees. No amounts have been accrued as a loss contingency related to these guarantees because payment by the Company is not probable.

On June 7, 2011, affiliates of Louis Cappelli, Concord Associates, L.P., Concord Resort, LLC and Concord Kiamesha LLC (the Cappelli Group), filed a complaint with the Supreme Court of the State of New York, County of Sullivan, against two subsidiaries of the Company seeking (i) a declaratory judgment on certain of one of the subsidiary's obligations under a previously disclosed settlement agreement involving these entities, (ii) an order that the Company subsidiary execute the golf course lease and the “Racino Parcel” lease subject to the settlement agreement, and (iii) an extension of the restrictive covenant against ownership or operation of a casino on the Concord resort property under the settlement agreement, which covenant was set to expire on December 31, 2011. The Company subsidiaries filed counterclaims seeking related relief. The Cappelli Group subsequently obtained leave to discontinue its claims, but the counterclaims remain pending. On October 20, 2011, the Cappelli Group filed a complaint with the Supreme Court of the State of New York, County of Westchester against the Company and certain of its subsidiaries alleging breach of contract and breach of the duty of good faith and fair dealing with respect to a casino development agreement relating to a planned casino and resort development in Sullivan County, New York. Plaintiffs are seeking money damages of $800.0 million, plus interest and attorneys' fees. On March 7, 2012, Concord Associates, L.P. and six other companies affiliated with Mr. Cappelli and Concord Associates, L.P. filed a new complaint against the Company and certain of its subsidiaries, as well as Empire Resorts, Inc. and its subsidiary Monticiello Raceway Management, Inc. (the Empire Resorts Parties), in the United States District Court for the Southern District of New York. On June 25, 2012, an amended complaint was served against the same parties as well as Kien Huat Realty III Limited and Genting New York, LLC (the Genting Parties). The amended complaint alleges unlawful restraint of trade and conspiracy to monopolize against the Company, the Empire Resorts Parties and the Genting Parties, unlawful monopolization against the Empire Resorts Parties and the Genging Parties, and tortious interference against the Empire Resorts Parties and the Genting Parties, in relation to a proposed development transaction on the same Sullivan County, New York resort property. Plaintiffs seek damages of $1.5 billion, plus interest and attorneys' fees.

The Company has not determined that losses related to these matters are probable. Because these matters are in the early stages of discovery, together with the inherent difficulty of predicting the outcome of litigation generally, the Company does not have sufficient information to determine the amount or range of reasonably possible loss with respect to these matters. The Company's assessments are based on estimates and assumptions that have been deemed reasonable by management, but that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause the Company to change those estimates and assumptions. The Company intends to vigorously defend the claims asserted against the Company and certain of its subsidiaries by the Cappelli Group, for which the Company believes it has meritorious defenses, but there can be no assurances as to its outcome.

16. Segment Information

The Company groups investments into four reportable operating segments: entertainment, education, recreation and other. The financial information summarized below is presented by reportable operating segment, consistent with how the Company regularly reviews and manages its business:

Balance Sheet Data:
	As of June 30, 2013
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Total Assets	$1,808,881	$436,430	$455,873	$229,354	$85,747	$3,016,285

	As of December 31, 2012
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Total Assets	$1,818,712	$376,048	$427,977	$252,444	$71,549	$2,946,730

Operating Data:
	Three Months Ended June 30, 2013
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Rental revenue	$54,522	$3,152	$1,782	$1,309	$—	$60,765
Tenant reimbursements	4,452	—	—	—	—	4,452
Other income	24	—	—	77	3	104
Mortgage and other financing income	2,223	8,145	7,789	79	—	18,236
Total revenue	61,221	11,297	9,571	1,465	3	83,557

Property operating expense	5,840	—	—	150	—	5,990
Other expense	—	—	—	264	(21)	243
Total investment expenses	5,840	—	—	414	(21)	6,233
Net operating income - before unallocated items	55,381	11,297	9,571	1,051	24	77,324

Reconciliation to Consolidated Statements of Income:
General and administrative expense						(6,051)
Costs associated with loan refinancing or payoff						(5,943)
Interest expense, net						(20,000)
Transaction costs						(224)
Depreciation and amortization						(13,776)
Equity in income from joint ventures						466
Discontinued operations:
Income from discontinued operations						680
Net income						32,476
Preferred dividend requirements						(5,952)
Net income available to common shareholders of EPR Properties						$26,524

	Three Months Ended June 30, 2012
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Rental revenue	$55,034	$1,720	$797	$754	$—	$58,305
Tenant reimbursements	4,365	—	—	—	—	4,365
Other income	21	—	—	86	—	107
Mortgage and other financing income	498	7,548	7,143	23	—	15,212
Total revenue	59,918	9,268	7,940	863	—	77,989

Property operating expense	5,432	—	—	255	—	5,687
Other expense	—	—	—	247	92	339
Total investment expenses	5,432	—	—	502	92	6,026
Net operating income - before unallocated items	54,486	9,268	7,940	361	(92)	71,963

Reconciliation to Consolidated Statements of Income:
General and administrative expense						(5,821)
Interest expense, net						(18,459)
Transaction costs						(31)
Depreciation and amortization						(12,069)
Equity in income from joint ventures						278
Discontinued operations:
Income from discontinued operations						519
Gain on sale or acquisition of real estate						438
Net income						36,818
Noncontrolling interests						(19)
Preferred dividend requirements						(6,002)
Net income available to common shareholders of EPR Properties						$30,797

	For the Six Months Ended June 30, 2013
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Rental revenue	$109,504	$6,310	$3,691	$2,047	$—	$121,552
Tenant reimbursements	9,196	—	—	—	—	9,196
Other income	47	—	—	78	3	128
Mortgage and other financing income	4,427	16,102	15,344	158	—	36,031
Total revenue	123,174	22,412	19,035	2,283	3	166,907

Property operating expense	12,976	—	—	19	—	12,995
Other expense	—	—	—	406	31	437
Total investment expenses	12,976	—	—	425	31	13,432
Net operating income - before unallocated items	110,198	22,412	19,035	1,858	(28)	153,475

Reconciliation to Consolidated Statements of Income:
General and administrative expense						(12,703)
Costs associated with loan refinancing or payoff						(5,943)
Gain on early extinguishment of debt						4,539
Interest expense, net						(39,989)
Transaction costs						(542)
Depreciation and amortization						(27,214)
Equity in income from joint ventures						817
Discontinued operations:
Income from discontinued operations						677
Gain on sale or acquisition of real estate						565
Net income						73,682
Preferred dividend requirements						(11,904)
Net income available to common shareholders of EPR Properties						$61,778

	For the Six Months Ended June 30, 2012
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Rental revenue	$109,595	$3,141	$1,316	$1,511	$—	$115,563
Tenant reimbursements	9,186	—	—	—	—	9,186
Other income	46	—	—	87	—	133
Mortgage and other financing income	945	14,843	14,049	48	—	29,885
Total revenue	119,772	17,984	15,365	1,646	—	154,767

Property operating expense	11,437	—	—	624	—	12,061
Other expense	—	—	—	430	259	689
Total investment expenses	11,437	—	—	1,054	259	12,750
Net operating income - before unallocated items	108,335	17,984	15,365	592	(259)	142,017

Reconciliation to Consolidated Statements of Income:
General and administrative expense						(12,288)
Interest expense, net						(36,600)
Transaction costs						(189)
Impairment charges						(3,998)
Depreciation and amortization						(23,808)
Equity in income from joint ventures						324
Discontinued operations:
Income from discontinued operations						875
Impairment charges						(8,845)
Gain on sale or acquisition of real estate						720
Net income						58,208
Noncontrolling interests						(37)
Preferred dividend requirements						(12,003)
Net income available to common shareholders						$46,168

17. Condensed Consolidating Financial Statements

A portion of the Company's subsidiaries have guaranteed the Company’s indebtedness under the Company's unsecured senior notes, unsecured revolving credit facility and unsecured term loan facility. The guarantees are joint and several, full and unconditional and subject to customary release provisions. The following summarizes the Company’s condensed consolidating information as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012 (in thousands):
Condensed Consolidating Balance Sheet As of June 30, 2013

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets
Rental properties, net	$—	$1,133,028	$727,642	$—	$1,860,670
Rental properties held for sale, net	—	—	2,788	—	2,788
Land held for development	—	—	199,001	—	199,001
Property under development	—	73,261	4,231	—	77,492
Mortgage notes and related accrued interest receivable	—	440,924	41,338	—	482,262
Investment in a direct financing lease, net	—	239,803	—	—	239,803
Investment in joint ventures	7,770	—	5,192	—	12,962
Cash and cash equivalents	9,136	282	10,612	—	20,030
Restricted cash	—	13,320	3,710	—	17,030
Deferred financing costs, net	16,449	3,920	818	—	21,187
Accounts receivable, net	104	18,531	20,719	—	39,354
Intercompany notes receivable	197,384	—	4,335	(201,719)	—
Investments in subsidiaries	2,385,041	—	—	(2,385,041)	—
Other assets	21,766	4,081	17,859	—	43,706
Total assets	$2,637,650	$1,927,150	$1,038,245	$(2,586,760)	$3,016,285
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$35,020	$11,217	$5,485	$—	$51,722
Dividends payable	18,370	—	—	—	18,370
Unearned rents and interest	—	15,270	1,551	—	16,821
Intercompany notes payable	—	—	201,719	(201,719)	—
Long-term debt	1,130,000	24,000	320,735	—	1,474,735
Total liabilities	1,183,390	50,487	529,490	(201,719)	1,561,648
EPR Properties shareholders’ equity	1,454,260	1,876,663	508,378	(2,385,041)	1,454,260
Noncontrolling interests	—	—	377	—	377
Total equity	1,454,260	1,876,663	508,755	(2,385,041)	1,454,637
Total liabilities and equity	$2,637,650	$1,927,150	$1,038,245	$(2,586,760)	$3,016,285

Condensed Consolidating Balance Sheet As of December 31, 2012

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets
Rental properties, net	$—	$1,113,658	$771,435	$—	$1,885,093
Rental properties held for sale, net	—	—	2,788	—	2,788
Land held for development	—	—	196,177	—	196,177
Property under development	—	25,419	3,957	—	29,376
Mortgage notes and related accrued interest receivable	—	414,075	41,677	—	455,752
Investment in a direct financing lease, net	—	234,089	—	—	234,089
Investment in joint ventures	7,250	—	4,721	—	11,971
Cash and cash equivalents	1,531	651	8,482	—	10,664
Restricted cash	—	9,715	14,276	—	23,991
Deferred financing costs, net	13,563	4,812	1,304	—	19,679
Accounts receivable, net	139	16,830	21,769	—	38,738
Intercompany notes receivable	103,104	—	4,147	(107,251)	—
Investments in subsidiaries	2,231,079	—	—	(2,231,079)	—
Other assets	21,482	3,956	12,974	—	38,412
Total assets	$2,378,148	$1,823,205	$1,083,707	$(2,338,330)	$2,946,730
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$37,441	$16,662	$11,378	$—	$65,481
Dividends payable	41,186	—	—	—	41,186
Unearned rents and interest	—	7,393	3,940	—	11,333
Intercompany notes payable	—	—	107,251	(107,251)	—
Long-term debt	840,000	53,315	475,517	—	1,368,832
Total liabilities	918,627	77,370	598,086	(107,251)	1,486,832
EPR Properties shareholders’ equity	1,459,521	1,745,835	485,244	(2,231,079)	1,459,521
Noncontrolling interests	—	—	377	—	377
Total equity	$1,459,521	$1,745,835	$485,621	$(2,231,079)	$1,459,898
Total liabilities and equity	$2,378,148	$1,823,205	$1,083,707	$(2,338,330)	$2,946,730

Condensed Consolidating Statement of Income Three Months Ended June 30, 2013

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantors Subsidiaries	Consolidated Elimination	Consolidated
Rental revenue	$—	$36,035	$24,730	$—	$60,765
Tenant reimbursements	—	440	4,012	—	4,452
Other income	26	—	78	—	104
Mortgage and other financing income	252	16,885	1,099	—	18,236
Intercompany fee income	658	—	—	(658)	—
Interest income on intercompany notes receivable	4,233	—	95	(4,328)	—
Total revenue	5,169	53,360	30,014	(4,986)	83,557
Equity in subsidiaries’ earnings	40,167	—	—	(40,167)	—
Property operating expense	—	1,511	4,479	—	5,990
Intercompany fee expense	—	—	658	(658)	—
Other expense	—	—	243	—	243
General and administrative expense	—	3,811	2,240	—	6,051
Costs associated with loan refinancing or payoff	—	—	5,943	—	5,943
Interest expense, net	12,527	653	6,820	—	20,000
Interest expense on intercompany notes payable	—	—	4,328	(4,328)	—
Transaction costs	224	—	—	—	224
Depreciation and amortization	272	7,629	5,875	—	13,776
Income (loss) before equity in income from joint ventures and discontinued operations	32,313	39,756	(572)	(40,167)	31,330
Equity in income from joint ventures	163	—	303	—	466
Income (loss) from continuing operations	$32,476	$39,756	$(269)	$(40,167)	$31,796
Discontinued operations:
Income (loss) from discontinued operations	—	711	(31)	—	680
Net income (loss)	32,476	40,467	(300)	(40,167)	32,476
Preferred dividend requirements	(5,952)	—	—	—	(5,952)
Net income (loss) available to common shareholders of EPR Properties	$26,524	$40,467	$(300)	$(40,167)	$26,524
Comprehensive income (loss) attributable to EPR Properties	$32,753	$40,586	$(1,365)	$(39,221)	$32,753

Condensed Consolidating Statement of Income Three Months Ended June 30, 2012

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Rental revenue	$—	$34,032	$24,273	$—	$58,305
Tenant reimbursements	—	322	4,043	—	4,365
Other income	23	(7)	91	—	107
Mortgage and other financing income	109	14,276	827	—	15,212
Intercompany fee income	667	—	—	(667)	—
Interest income on intercompany notes receivable	4,165	—	87	(4,252)	—
Total revenue	4,964	48,623	29,321	(4,919)	77,989
Equity in subsidiaries’ earnings	38,783	—	—	(38,783)	—
Property operating expense	—	947	4,740	—	5,687
Intercompany fee expense	—	—	667	(667)	—
Other expense	—	—	339	—	339
General and administrative expense	—	3,563	2,258	—	5,821
Interest expense, net	6,800	4,255	7,404	—	18,459
Interest expense on intercompany notes payable	—	—	4,252	(4,252)	—
Transaction costs	31	—	—	—	31
Depreciation and amortization	253	6,124	5,692	—	12,069
Income before equity in income from joint ventures and discontinued operations	36,663	33,734	3,969	(38,783)	35,583
Equity in income from joint ventures	136	—	142	—	278
Income from continuing operations	$36,799	$33,734	$4,111	$(38,783)	$35,861
Discontinued operations:
Income (loss) from discontinued operations	—	(3)	522	—	519
Gain on sale or acquisition of real estate	—	—	438	—	438
Net income	36,799	33,731	5,071	(38,783)	36,818
Net income attributable to noncontrolling interests	—	—	(19)	—	(19)
Net income attributable to EPR Properties	36,799	33,731	5,052	(38,783)	36,799
Preferred dividend requirements	(6,002)	—	—	—	(6,002)
Net income available to common shareholders of EPR Properties	$30,797	$33,731	$5,052	$(38,783)	$30,797
Comprehensive income attributable to EPR Properties	$33,718	$33,801	$4,055	$(37,856)	$33,718

Condensed Consolidating Statement of Income Six Months Ended June 30, 2013

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Rental revenue	$—	$72,419	$49,133	$—	$121,552
Tenant reimbursements	—	977	8,219	—	9,196
Other income	49	—	79	—	128
Mortgage and other financing income	504	33,338	2,189	—	36,031
Intercompany fee income	1,326	—	—	(1,326)	—
Interest income on intercompany notes receivable	8,498	—	93	(8,591)	—
Total revenue	10,377	106,734	59,713	(9,917)	166,907
Equity in subsidiaries’ earnings	88,501	—	—	(88,501)	—
Property operating expense	—	3,737	9,258	—	12,995
Intercompany fee expense	—	—	1,326	(1,326)	—
Other expense	—	—	437	—	437
General and administrative expense	—	8,036	4,667	—	12,703
Costs associated with loan refinancing or payoff	—	—	5,943	—	5,943
Gain on early extinguishment of debt	—	(4,539)	—	—	(4,539)
Interest expense, net	24,455	1,605	13,929	—	39,989
Interest expense on intercompany notes payable	—	—	8,591	(8,591)	—
Transaction costs	542	—	—	—	542
Depreciation and amortization	545	14,736	11,933	—	27,214
Income before equity in income from joint ventures and discontinued operations	73,336	83,159	3,629	(88,501)	71,623
Equity in income from joint ventures	346	—	471	—	817
Income from continuing operations	$73,682	$83,159	$4,100	$(88,501)	$72,440
Discontinued operations:
Income (loss) from discontinued operations	—	690	(13)	—	677
Gain on sale or acquisition of real estate	—	—	565	—	565
Net income attributable to EPR Properties	73,682	83,849	4,652	(88,501)	73,682
Preferred dividend requirements	(11,904)	—	—	—	(11,904)
Net income available to common shareholders of EPR Properties	$61,778	$83,849	$4,652	$(88,501)	$61,778
Comprehensive income attributable to EPR Properties	$73,452	$84,051	$2,779	$(86,830)	$73,452

Condensed Consolidating Statement of Income Six Months Ended June 30, 2012

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Rental revenue	$—	$66,864	$48,699	$—	$115,563
Tenant reimbursements	—	606	8,580	—	9,186
Other income	46	(6)	93	—	133
Mortgage and other financing income	204	28,251	1,430	—	29,885
Intercompany fee income	1,343	—	—	(1,343)	—
Interest income on intercompany notes receivable	8,380	—	172	(8,552)	—
Total revenue	9,973	95,715	58,974	(9,895)	154,767
Equity in subsidiaries’ earnings	62,232	—	—	(62,232)	—
Property operating expense	—	2,010	10,051	—	12,061
Intercompany fee expense	—	—	1,343	(1,343)	—
Other expense	—	—	689	—	689
General and administrative expense	—	7,502	4,786	—	12,288
Interest expense, net	13,521	8,252	14,827	—	36,600
Interest expense on intercompany notes payable	—	—	8,552	(8,552)	—
Transaction costs	189	—	—	—	189
Impairment charges	—	—	3,998	—	3,998
Depreciation and amortization	509	12,001	11,298	—	23,808
Income before equity in income from joint ventures and discontinued operations	57,986	65,950	3,430	(62,232)	65,134
Equity in income from joint ventures	185	—	139	—	324
Income from continuing operations	$58,171	$65,950	$3,569	$(62,232)	$65,458
Discontinued operations:
Income from discontinued operations	—	4	871	—	875
Impairment charges	—	—	(8,845)	—	(8,845)
Gain on sale or acquisition of real estate	—	282	438	—	720
Net income (loss)	58,171	66,236	(3,967)	(62,232)	58,208
Net income attributable to noncontrolling interests	—	—	(37)	—	(37)
Net income (loss) attributable to EPR Properties	58,171	66,236	(4,004)	(62,232)	58,171
Preferred dividend requirements	(12,003)	—	—	—	(12,003)
Net income (loss) available to common shareholders of EPR Properties	$46,168	$66,236	$(4,004)	$(62,232)	$46,168
Comprehensive income (loss) attributable to EPR Properties	$55,388	$66,251	$(3,653)	$(62,598)	$55,388

Condensed Consolidating Statement of Cash Flows Six Months Ended June 30, 2013

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Intercompany fee income (expense)	$1,326	$—	$(1,326)	$—
Interest income (expense) on intercompany receivable/payable	8,498	—	(8,498)	—
Net cash provided (used) by other operating activities	(21,719)	94,748	38,203	111,232
Net cash provided (used) by operating activities of continuing operations	(11,895)	94,748	28,379	111,232
Net cash provided by operating activities of discontinued operations	—	129	1,365	1,494
Net cash provided (used) by operating activities	(11,895)	94,877	29,744	112,726
Investing activities:
Acquisition of rental properties and other assets	(148)	(15,923)	(2,822)	(18,893)
Proceeds from sale of real estate	—	—	796	796
Investment in unconsolidated joint ventures	(622)	—	—	(622)
Investment in mortgage notes receivable	—	(26,873)	(1,265)	(28,138)
Investment in a direct financing lease, net	—	(3,262)	—	(3,262)
Additions to property under development	—	(69,185)	(3,143)	(72,328)
Investment in (repayment of) intercompany notes payable	(94,279)	—	94,279	—
Advances to subsidiaries, net	(63,967)	44,748	19,219	—
Net cash provided (used) by investing activities of continuing operations	(159,016)	(70,495)	107,064	(122,447)
Net proceeds from sale of real estate from discontinued operations	—	—	24,146	24,146
Net cash provided (used) by investing activities	(159,016)	(70,495)	131,210	(98,301)
Financing activities:
Proceeds from long-term debt facilities	290,000	144,000	—	434,000
Principal payments on long-term debt	—	(168,740)	(152,640)	(321,380)
Deferred financing fees paid	(3,746)	(13)	(18)	(3,777)
Costs associated with loan refinancing or payoff (cash portion)	—	—	(5,755)	(5,755)
Net proceeds from issuance of common shares	5,139	—	—	5,139
Impact of stock option exercises, net	(662)	—	—	(662)
Purchase of common shares for treasury	(3,246)	—	—	(3,246)
Dividends paid to shareholders	(108,969)	—	—	(108,969)
Net cash provided (used) by financing	178,516	(24,753)	(158,413)	(4,650)
Effect of exchange rate changes on cash	—	2	(411)	(409)
Net increase (decrease) in cash and cash equivalents	7,605	(369)	2,130	9,366
Cash and cash equivalents at beginning of the period	1,531	651	8,482	10,664
Cash and cash equivalents at end of the period	$9,136	$282	$10,612	$20,030

Condensed Consolidating Statement of Cash Flows Six Months Ended June 30, 2012

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Intercompany fee income (expense)	$1,343	$—	$(1,343)	$—
Interest income (expense) on intercompany receivable/payable	8,380	—	(8,380)	—
Net cash provided (used) by other operating activities	(8,973)	78,626	27,080	96,733
Net cash provided by operating activities of continuing operations	750	78,626	17,357	96,733
Net cash provided by operating activities of discontinued operations	—	1,066	5,641	6,707
Net cash provided by operating activities	750	79,692	22,998	103,440
Investing activities:
Acquisition of rental properties and other assets	(87)	(39,754)	(583)	(40,424)
Investment in unconsolidated joint ventures	(661)	—	—	(661)
Investment in mortgage note receivable	—	(48,339)	(16,222)	(64,561)
Additions to property under development	—	(37,845)	(5,752)	(43,597)
Investment in (repayment of) intercompany notes payable	(1,244)	—	1,244	—
Advances to subsidiaries, net	(151,847)	161,706	(9,859)	—
Net cash provided (used) by investing activities of continuing operations	(153,839)	35,768	(31,172)	(149,243)
Net proceeds from sale of real estate from discontinued operations	—	282	12,687	12,969
Net cash provided (used) by investing activities	(153,839)	36,050	(18,485)	(136,274)
Financing activities:
Proceeds from long-term debt facilities	240,000	156,000	—	396,000
Principal payments on long-term debt	—	(271,861)	(7,802)	(279,663)
Deferred financing fees paid	(2,091)	(4)	(6)	(2,101)
Net proceeds from issuance of common shares	133	—	—	133
Impact of stock option exercises, net	(480)	—	—	(480)
Purchase of common shares for treasury	(3,209)	—	—	(3,209)
Dividends paid to shareholders	(79,764)	—	—	(79,764)
Net cash provided (used) by financing activities	154,589	(115,865)	(7,808)	30,916
Effect of exchange rate changes on cash	—	—	32	32
Net increase (decrease) in cash and cash equivalents	1,500	(123)	(3,263)	(1,886)
Cash and cash equivalents at beginning of the period	1,932	1,243	11,450	14,625
Cash and cash equivalents at end of the period	$3,432	$1,120	$8,187	$12,739

18. Subsequent Events

Subsequent to June 30, 2013, the Company amended and restated both its $400.0 million unsecured revolving credit facility as well as its $255.0 million unsecured term loan facility.
The amendments to the unsecured revolving credit facility (i) increase the initial amount from $400.0 million to $440.0 million and increase the accordion from $100.0 million to $160.0 million, (ii) extend the maturity date from October 13, 2015, to July 23, 2017 (with the Company having the same right as before to extend the loan for one additional year), (iii) lower the interest rate and facility fee pricing based on a grid related to the Company's senior unsecured credit ratings which was LIBOR plus 1.40% and 0.30%, respectively, at closing, (iv) revise certain definitions to broaden the types of properties eligible for consideration in the borrowing base, (v) increase borrowing base availability by increasing the values assigned to the Company's properties and (vi) add four new subsidiary borrowers.
The amendments to the unsecured term loan facility (i) increase the initial amount from $255.0 million to $265.0 million and increase the accordion such that the maximum amount available under the facility goes from $350.0 million to $400.0 million, (ii) extend the maturity date from January 5, 2017, to July 23, 2018, (iii) lower the interest rate in all but the lowest rating agencies' ratings categories which was LIBOR plus 1.60% at closing and (iv) add four new subsidiary borrowers.
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

As of June 30, 2013, our total assets exceeded $3.2 billion (after accumulated depreciation of approximately $0.4 billion) which included investments in 114 megaplex theatre properties (including two joint venture properties), 41 public charter school properties, one early education center and various other entertainment and recreation properties located in 37 states, the District of Columbia and Ontario, Canada. The combined owned portfolio consisted of 13.9 million square feet and was 98% leased. As of June 30, 2013, we had invested approximately $276.5 million in development land and property under development and approximately $482.3 million in mortgage financing for entertainment, education and recreation properties.

Our total investments were approximately $3.3 billion at June 30, 2013. Total investments is defined herein as the sum of the carrying values of rental properties and rental properties held for sale (before accumulated depreciation), land held for development, property under development, mortgage notes receivable (including related accrued interest receivable), net, investment in a direct financing lease, net, investment in joint ventures, intangible assets (before accumulated amortization) and notes receivable and related accrued interest receivable, net. Below is a reconciliation of the carrying value of total investments to the constituent items in the consolidated balance sheet at June 30, 2013 (in thousands):

Rental properties, net of accumulated depreciation	$1,860,670
Rental properties held for sale, net of accumulated depreciation	2,788
Add back accumulated depreciation on rental properties	394,872
Add back accumulated depreciation on rental properties held for sale	319
Land held for development	199,001
Property under development	77,492
Mortgage notes and related accrued interest receivable	482,262
Investment in a direct financing lease, net	239,803
Investment in joint ventures	12,962
Intangible assets, gross(1)	13,604
Notes receivable and related accrued interest receivable, net(1)	4,849
Total investments	$3,288,622

(1)	Included in other assets in the accompanying consolidated balance sheet. Other assets includes the following:
	Intangible assets, gross	$13,604
	Less: accumulated amortization on intangible assets	(11,014)
	Notes receivable and related accrued interest receivable, net	4,849
	Prepaid expenses and other current assets	36,267
	Total other assets	$43,706

Management believes that total investments is a useful measure for management and investors as it illustrates across which asset categories the Company’s funds have been invested. Total investments is a non-GAAP financial measure and is not a substitute for total assets under GAAP. It is most directly comparable to the GAAP measure, “Total assets”. Furthermore, total investments may not be comparable to similarly titled financial measures reported by other companies due to differences in the way the Company calculates this measure. Below is a reconciliation of total investments to “Total assets” in the consolidated balance sheet at June 30, 2013 (in thousands):

Total investments	$3,288,622
Cash and cash equivalents	20,030
Restricted cash	17,030
Deferred financing costs, net	21,187
Account receivable, net	39,354
Less: accumulated depreciation on rental properties	(394,872)
Less: accumulated depreciation on rental properties held for sale	(319)
Less: accumulated amortization on intangible assets	(11,014)
Prepaid expenses and other current assets	36,267
Total assets	$3,016,285

For financial reporting purposes, we group our investments into four reportable operating segments: entertainment, education, recreation and other. Our total investments of $3.3 billion at June 30, 2013 consisted of interests in the following:

•
$2.2 billion or 66% related to entertainment properties which includes megaplex theatres, entertainment retail centers (centers typically anchored by an entertainment component such as a megaplex theatre or live performance venue and containing other entertainment-related or retail properties), family entertainment centers and other retail parcels;

•	$433.8 million or 13% related to education properties which consists of investments in public charter schools as well as early education centers;

•	$445.5 million or 14% related to recreation properties which includes metro ski parks, water-parks and golf entertainment complexes; and

•
$241.6 million or 7% related to other properties, including $194.5 million related to the land held for development in Sullivan County, New York and $43.6 million (before accumulated depreciation) related to vineyards and wineries.

Operating Results

Our total revenue, net income available to common shareholders and Funds From Operations As Adjusted ("FFOAA") are detailed below for the three and six months ended June 30, 2013 and 2012 (in millions, except per share information):

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Increase	2013	2012	Increase
Total revenue	$83,557	$77,989	7%	$166,907	$154,767	8%
Net income available to common shareholders of EPR Properties	26,524	30,797	(14)%	61,778	46,168	34%
FFOAA per diluted share	0.98	0.92	7%	1.92	1.78	107,765%

Our total revenue, net income available to common shareholders of EPR Properties and FFOAA per diluted share was favorably impacted for both the three and six months ended June 30, 2013 over the same periods in the prior year primarily from the results of investment spending in 2012 and 2013 and lower financing rates. Our net income available to common shareholders of EPR Properties for the six months ended June 30, 2013 was also favorably impacted by a $4.5 million gain on early extinguishment of debt as well as a $0.6 million gain related to the sale of vineyard and winery properties and, for both the three and six months ended June 30, 2013, such net income was negatively impacted by $5.9 million in costs associated with loan refinancing or payoff as a result of the repayment of secured debt. Our net income available to common shareholders of EPR Properties for the six months ended June 30, 2012 was negatively impacted by impairment charges related to our vineyard and winery properties and, for the three and six months ended June 30, 2013, was favorably impacted by gains related to the sale of vineyard and winery properties as we exit that business. FFOAA is a non-GAAP financial measure. For the definitions and further details on the calculations of

FFOAA and certain other non-GAAP financial measures, see section below titled "Funds From Operations (FFO), Funds From Operations As Adjusted (FFOAA) and Adjusted Funds from Operations (AFFO)."

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. In preparing these financial statements, management has made its best estimates and assumptions that affect the reported assets and liabilities. The most significant assumptions and estimates relate to consolidation, revenue recognition, depreciable lives of the real estate, the valuation of real estate, accounting for real estate acquisitions, estimating reserves for uncollectible receivables and the accounting for mortgage and other notes receivable, all of which are described as our critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2012. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates. For the six months ended June 30, 2013, there were no changes to critical accounting policies.

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

On March 5, 2013, we increased the size of our unsecured term loan facility from $240.0 million to $255.0 million. Subsequent to June 30, 2013, both this unsecured term loan facility as well as our unsecured revolving credit facility were amended and restated. See below for more details under "Liquidity and Capital Resources".

On June 18, 2013, we issued $275.0 million in unsecured senior notes due on July 15, 2023. The notes bear interest at 5.25%. Interest is payable on January 15 and July 15 of each year beginning on January 15, 2014 until the stated maturity date of July 15, 2023. The notes were issued at 99.546% of their face value and are guaranteed by certain of our subsidiaries.

We used the proceeds from the note offering to (i) repay $89.5 million CAD ($87.9 million US) of outstanding fixed rate mortgage debt secured by four entertainment retail centers located in Ontario, Canada, (ii) repay $56.4 million of outstanding fixed rate mortgage debt secured by one entertainment retail center located in New Rochelle, New York and (iii) partially pay down our unsecured revolving credit facility. In connection with the repayment in full of the mortgage notes, $239 thousand of deferred financing costs (net of accumulated amortization) were written off and $5.7 million of additional costs associated with loan payoff were incurred.
During June 2013, we issued pursuant to a registered public offering 95,644 common shares under the direct share purchase component of the Dividend Reinvestment and Direct Share Purchase Plan. These shares were sold at an average price of $52.28 per share and total net proceeds after expenses were approximately $5.0 million.
Investment Spending
Our investment spending during the six months ended June 30, 2013 totaled approximately $122.7 million, and included investments in each of our four operating segments.

Entertainment investment spending during the six months ended June 30, 2013 totaled $34.6 million, and was related primarily to investments in build-to-suit construction of six megaplex theatres and two family entertainment centers that are subject to long-term triple net leases or long-term mortgage agreements.

Education investment spending during the six months ended June 30, 2013 totaled $60.5 million, and was related to investments in build-to-suit construction of 13 public charter schools and one early childhood education center, as well as the acquisition of an early childhood education center located in Peoria, Arizona, each of which are subject to long-term triple net leases or long-term mortgage agreements. In addition, we completed the acquisition of a public charter school in Columbia, South Carolina for $3.3 million that is leased under the master lease to Imagine.

Recreation investment spending during the six months ended June 30, 2013 totaled $24.8 million, and was related to fundings under our mortgage notes for improvements at existing ski and water-park properties. In addition, our recreation investment spending related to build-to-suit construction of four TopGolf golf entertainment facilities, as well as funding improvements at our ski property located in Maryland.

Other investment spending during the six months ended June 30, 2013 totaled $2.8 million and was related to the land held for development in Sullivan County, New York.

Additionally, during the six months ended June 30, 2013, we extended the maturity of our mortgage loan agreement with Peak Resorts, Inc. from April 1, 2013 to April 1, 2016. The loan is secured by 696 acres of development land at Mt. Snow.

The following details our investment spending during the six months ended June 30, 2013 and 2012 (in thousands):

For the Six Months Ended June 30, 2013
Operating Segment	Total Investment Spending	New Development	Re-development	Asset Acquisition	Investment in Mortgage Notes	Investment in Joint Ventures
Entertainment	$34,636	$29,009	$3,741	$—	$1,264	$622
Education	60,485	29,185	—	15,978	15,322	—
Recreation	24,755	12,106	—	1,097	11,552	—
Other	2,825	2,825	—	—	—	—
Total Investment Spending	$122,701	$73,125	$3,741	$17,075	$28,138	$622

For the Six Months Ended June 30, 2012
Operating Segment	Total Investment Spending	New Development	Re-development	Asset Acquisition	Investment in Mortgage Notes	Investment in Joint Ventures
Entertainment	$71,117	$13,094	$5,016	$16,346	$36,000	$661
Education	41,060	25,354	—	—	15,706	—
Recreation	31,425	—	—	20,014	11,411	—
Other	4,417	4,417	—	—	—	—
Total Investment Spending	$148,019	$42,865	$5,016	$36,360	$63,117	$661

The above amounts include $55 thousand and $51 thousand in capitalized payroll for the six months ended June 30, 2013 and 2012, respectively. Additionally, the above amounts include $1.0 million and $0.2 million in capitalized interest and $0.6 million and $0.7 million in capitalized other general and administrative direct project costs for the six months ended June 30, 2013 and 2012, respectively. In addition, the Company had $0.5 million and $1.3 million of maintenance capital expenditures for the six months ended June 30, 2013 and 2012, respectively.

Vineyards and Wineries
On March 18, 2013, we sold a winery and a portion of related vineyards located in Sonoma County, California for proceeds of $24.1 million and recognized a gain of $0.6 million during the three months ended March 31, 2013.

Imagine Schools Update

On May 17, 2013, per the terms of the master lease with Imagine, we exchanged three St. Louis, Missouri schools that had been non-operational for three operating schools located in Ohio. Also, during the three months ended June 30, 2013, Imagine was notified that two schools it operates in Indiana (and owned by us) would not have their charters renewed for the 2013/2014 academic year (one school has subsequently been sublet). In addition, Imagine lost a subtenant for another property we own in Georgia.

Accordingly, as of June 30, 2013, we have 20 schools that are occupied and operated by Imagine, three schools that have been subleased by Imagine, one school which we plan on exchanging for an operating school prior to year-end, and three schools that remain non-operational. For these remaining non-operational schools, Imagine continues to seek further opportunities for sale or sublease. Imagine remains responsible for payments on all 27 properties under the master lease and was current as of June 30, 2013. We do not anticipate any delay in future payments under the master lease, and as additional credit support we continue to hold a $16.4 million letter of credit from Imagine.

Results of Operations

Three months ended June 30, 2013 compared to three months ended June 30, 2012

Rental revenue was $60.8 million for the three months ended June 30, 2013 compared to $58.3 million for the three months ended June 30, 2012. Rental revenue increased $2.5 million from the prior period, of which $2.8 million was related to property acquisitions completed in 2013 and 2012. This increase was partially offset by a decrease of $0.3 million in rental revenue on existing properties. Percentage rents of $0.6 million and $0.1 million were recognized during the three months ended June 30, 2013 and 2012, respectively. Straight-line rents of $0.7 million and $0.8 million were recognized during the three months ended June 30, 2013 and 2012, respectively.

During the three months ended June 30, 2013, we experienced a decrease of 6.9% in rental rates on approximately 220,000 square feet with respect to significant lease renewals and new leases on existing properties. Additionally, we have funded or have agreed to fund a weighted average of up to $21.78 per square foot in tenant improvements for which we receive additional rent. There were no leasing commissions related to these renewals.
Mortgage and other financing income for the three months ended June 30, 2013 was $18.2 million compared to $15.2 million for the three months ended June 30, 2012. The $3.0 million increase is primarily due to increased real estate lending activities.

Our property operating expense totaled $6.0 million for the three months ended June 30, 2013 compared to $5.7 million for the three months ended June 30, 2012. These property operating expenses primarily arise from the operations of our entertainment retail centers and other specialty properties. The $0.3 million increase resulted primarily from increases in property operating expenses at several of these properties.

Our general and administrative expense totaled $6.1 million for the three months ended June 30, 2013 compared to $5.8 million for the three months ended June 30, 2012. The increase of $0.3 million is primarily due to an increase in payroll related expenses and professional fees.

Costs associated with loan refinancing or payoff for the three months ended June 30, 2013 were $5.9 million and were related to our repayment of secured fixed rate mortgage debt. For further detail, see Note 8 to the consolidated financial statements included in this Form 10-Q. There were no costs associated with loan refinancing or payoff for the three months ended June 30, 2012.

Our net interest expense increased by $1.5 million to $20.0 million for the three months ended June 30, 2013 from $18.5 million for the three months ended June 30, 2012. This increase resulted primarily from an increase in average borrowings.

Transaction costs totaled $0.2 million for the three months ended June 30, 2013 compared to $0.03 million for the three months ended June 30, 2012. The increase of $0.17 million is due to an increase in write offs of costs associated with terminated transactions.

Depreciation and amortization expense totaled $13.8 million for the three months ended June 30, 2013 compared to $12.1 million for the three months ended June 30, 2012. The $1.7 million increase resulted primarily from asset acquisitions completed in 2013 and 2012.

Equity in income from joint ventures totaled $0.5 million for the three months ended June 30, 2013 compared to $0.3 million for the three months ended June 30, 2012. The $0.2 million increase is primarily due to an increase in income from our joint venture projects located in China.

Income from discontinued operations totaled $0.7 million for the three months ended June 30, 2013 and included the operations of the Pope Valley vineyard and winery which was held for sale as of June 30, 2013 as well as the operations of a portion of the Geyser Peak property that was sold on March 18, 2013 and certain operations that relate to the settlement of escrow reserves established with the sale of Toronto Dundas Square. Income from discontinued operations totaled $0.5 million for the three months ended June 30, 2012 and related to the above mentioned properties as well as the operations of the Carneros custom crush facility and the Buena Vista winery and vineyards, which were both sold during 2012. For further detail, see Note 14 to the consolidated financial statements included in this Form 10-Q.

Gain on sale or acquisition of real estate from discontinued operations was $0.4 million for the three months ended
June 30, 2012 and was due to the sale of a portion of our Buena Vista vineyard on May 25, 2012. There was no gain on sale or acquisition of real estate for the three months ended June 30, 2013.

Preferred dividend requirements were $6.0 million for both the three months ended June 30, 2013 and 2012. The preferred dividend requirement remained the same over both periods after a decrease of $2.1 million due to the redemption of 4.6 million Series D preferred shares on November 5, 2012, which was offset by an increase of nearly the same amount due to the issuance of 5.0 million Series F preferred shares on October 12, 2012.

Six months ended June 30, 2013 compared to six months ended June 30, 2012

Rental revenue was $121.6 million for the six months ended June 30, 2013 compared to $115.6 million for the six months ended June 30, 2012. Rental revenue increased $6.0 million from the prior period, of which $6.2 million was related to property acquisitions completed in 2013 and 2012. This was partially offset by a decrease of $0.2 million in rental revenue on existing properties Percentage rents of $1.1 million and $0.6 million were recognized during the six months ended June 30, 2013 and 2012, respectively. Straight-line rents of $1.9 million and $1.6 million were recognized during the six months ended June 30, 2013 and 2012, respectively.

During the six months ended June 30, 2013, we experienced a decrease of 28.3% in rental rates on approximately 635,000 square feet with respect to significant lease renewals and new leases on existing properties. Additionally, we have funded or have agreed to fund a weighted average of up to $30.35 per square foot in tenant improvements for which we receive additional rent. There were no leasing commissions related to these renewals.
Mortgage and other financing income for the six months ended June 30, 2013 was $36.0 million compared to $29.9 million for the six months ended June 30, 2012. The $6.1 million increase is primarily due to increased real estate lending activities.

Our property operating expense totaled $13.0 million for the six months ended June 30, 2013 compared to $12.1 million for the six months ended June 30, 2012. These property operating expenses primarily arise from the operations of our retail centers and other specialty properties. The $0.9 million increase resulted primarily from increases in property operating and bad debt expenses at these properties.

Other expense for the six months ended June 30, 2013 was $0.4 million compared to $0.7 million for the six months ended June 30, 2012. The $0.3 million decrease is primarily due to less loss recognized upon settlement of foreign currency forward and swap contracts.

Our general and administrative expense totaled $12.7 million for the six months ended June 30, 2013 compared to $12.3 million for the six months ended June 30, 2012. The increase of $0.4 million is primarily due to an increase in payroll related expenses and professional fees.

Costs associated with loan refinancing or payoff for the six months ended June 30, 2013 were $5.9 million and were related to our repayment of secured fixed rate mortgage debt. For further detail, see Note 8 to the consolidated financial statements included in this Form 10-Q. There were no costs associated with loan refinancing or payoff for the six months ended June 30, 2012.

Gain on early extinguishment of debt for the six months ended June 30, 2013 was $4.5 million and related to our discounted payoff of a mortgage loan secured by a theatre property located in Omaha, Nebraska. For further detail, see Note 8 to the consolidated financial statements included in this Form 10-Q. There was no gain on early extinguishment of debt for the six months ended June 30, 2012.

Our net interest expense increased by $3.4 million to $40.0 million for the six months ended June 30, 2013 from $36.6 million for the six months ended June 30, 2012. This increase resulted from an increase in average borrowings and was partially offset by a decreased weighted-average interest rate used to finance our real estate acquisitions and fund our mortgage notes receivable.

Transaction costs totaled $0.5 million for the six months ended June 30, 2013 compared to $0.2 million for the six months ended June 30, 2012. The increase of $0.3 million is due to an increase in write offs of costs associated with terminated transactions.

There were no impairment charges for the six months ended June 30, 2013. Impairment charges for the six months ended June 30, 2012 were $4.0 million and related to certain of our vineyard and winery properties.

Depreciation and amortization expense totaled $27.2 million for the six months ended June 30, 2013 compared to $23.8 million for the six months ended June 30, 2012. The $3.4 million increase resulted primarily from asset acquisitions completed in 2013 and 2012.

Equity in income from joint ventures totaled $0.8 million for the six months ended June 30, 2013 compared to $0.3 million for the six months ended June 30, 2012. The $0.5 million increase is primarily due to an increase in income from our joint venture projects located in China.

Income from discontinued operations totaled $0.7 million for the six months ended June 30, 2013 and included the operations of the Pope Valley vineyard and winery which was held for sale as of June 30, 2013 as well as the operations of a portion of the Geyser Peak property that was sold on March 18, 2013 and certain operations that relate to the settlement of escrow reserves established with the sale of Toronto Dundas Square. Loss from discontinued operations totaled $8.0 million for the six months ended June 30, 2012 and related to the above mentioned properties (including $0.8 million in impairment charges for Pope Valley) as well as the operations of the Carneros custom crush facility and the Buena Vista winery and vineyards (including $8.0 million in impairment charges), which were both sold during 2012. For further detail, see Note 14 to the consolidated financial statements included in this Form 10-Q.

Gain on sale or acquisition of real estate of $0.6 million for the six months ended June 30, 2013 related to the sale of a winery and a portion of related vineyards located in Sonoma County, California. Gain on sale or acquisition of real estate from discontinued operations was $0.7 million for the six months ended June 30, 2012 and was due to the settlement of certain reserves established with the March 29, 2011 sale of Toronto Dundas Square ($0.3 million) as well as the sale of a portion of our Buena Vista vineyard on May 25, 2012 ($0.4 million).

Preferred dividend requirements were $11.9 million and $12.0 million for the six months ended June 30, 2013 and 2012, respectively. The preferred dividend requirement decreased $0.1 million over the prior period due to a decrease of $4.2 million due to the redemption of 4.6 million Series D preferred shares on November 5, 2012, which was partially offset by an increase of $4.1 million due to the issuance of 5.0 million Series F preferred shares on October 12, 2012.

Liquidity and Capital Resources

Cash and cash equivalents were $20.0 million at June 30, 2013. In addition, we had restricted cash of $17.0 million at June 30, 2013. Of the restricted cash at June 30, 2013, $11.1 million relates to cash held for our borrowers’ debt service reserves for mortgage notes receivable, $1.8 million relates to deposits waiting to be released in connection with the secured fixed rate mortgage debt that was repaid in June 2013, $0.1 million relates to escrow balances required in connection with the sale of Toronto Dundas Square and the balance represents deposits required in connection with debt service, payment of real estate taxes and capital improvements.

Mortgage Debt, Senior Notes, Credit Facility and Term Loan
As of June 30, 2013, we had total debt outstanding of $1.5 billion of which $310.1 million was fixed rate mortgage debt secured by a portion of our rental properties and mortgage notes receivable, with a weighted average interest rate of approximately 5.9%.

At June 30, 2013, we had outstanding $250.0 million in aggregate principal amount of unsecured 7.75% senior notes due on July 15, 2020, $350.0 million in aggregate principal amount of unsecured 5.75% senior notes due on August 15, 2022, and $275.0 million in aggregate principal amount of unsecured 5.25% senior notes due on July 15, 2013, all of which are guaranteed by certain of our subsidiaries. The notes contain various covenants, including: (i) a limitation on incurrence of any debt which would cause the ratio of our debt to adjusted total assets to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause the ratio of secured debt to adjusted total assets to exceed 40%; (iii) a limitation on incurrence of any debt which would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of our total unencumbered assets such that they are not less than 150% of our outstanding unsecured debt.

At June 30, 2013, we had $24.0 million outstanding under our $400.0 million unsecured revolving credit facility, with interest at a floating rate of LIBOR plus 160 basis points, which was 1.80% at June 30, 2013. The amount that we are able to borrow on our unsecured revolving credit facility is a function of the values and advance rates, as defined by the credit agreement, assigned to the assets included in the borrowing base less outstanding letters of credit and less other liabilities.

On March 5, 2013, we increased the size of our unsecured term loan facility from $240.0 million to $255.0 million. The loan bears interest based on a grid related to the Company's senior unsecured credit ratings, which at June 30, 2013 was LIBOR plus 175 basis points or 1.94%. The net proceeds from this increased term loan facility were primarily utilized to pay down the Company's unsecured revolving credit facility.

Subsequent to June 30, 2013, we amended and restated both our $400.0 million unsecured revolving credit facility as well as our $255.0 million unsecured term loan facility.
The amendments to the unsecured revolving credit facility (i) increase the initial amount from $400.0 million to $440.0 million and increase the accordion from $100.0 million to $160.0 million, (ii) extend the maturity date from October 13, 2015, to July 23, 2017 (with us having the same right as before to extend the loan for one additional year), (iii) lower the interest rate and facility fee pricing based on a grid related to our senior unsecured credit ratings which was LIBOR plus 1.40% and 0.30%, respectively, at closing, (iv) revise certain definitions to broaden the types of properties eligible for consideration in the borrowing base, (v) increase borrowing base availability by increasing the values assigned to our properties and (vi) add four new subsidiary borrowers.
The amendments to the unsecured term loan facility (i) increase the initial amount from $255.0 million to $265.0 million and increase the accordion such that the maximum amount available under the facility goes from $350.0 million to $400.0 million, (ii) extend the maturity date from January 5, 2017, to July 23, 2018, (iii) lower the interest rate in all but the lowest rating agencies' ratings categories which was LIBOR plus 1.60 % at closing and (iv) add four new subsidiary borrowers.
Our unsecured revolving credit facility and our unsecured term loan facility contain substantially identical financial covenants that limit our levels of consolidated debt, secured debt, investment levels outside certain categories and dividend distributions, and require minimum coverage levels for fixed charges and unsecured debt service costs. Additionally, our unsecured revolving credit facility, unsecured term loan facility and our unsecured senior notes contain cross-default provisions that go into effect if we default on any of our obligations for borrowed money or credit in an amount exceeding $25.0 million ($50.0 million for the 5.25% unsecured senior notes), unless such default has been waived or cured within a specified period of time. We were in compliance with all financial covenants under our debt instruments at June 30, 2013.

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

Certain of our other long-term debt agreements contain customary restrictive covenants related to financial and operating performance as well as certain cross-default provisions. We were in compliance with all financial covenants at June 30, 2013.

Liquidity Requirements

Short-term liquidity requirements consist primarily of normal recurring corporate operating expenses, debt service requirements and distributions to shareholders. We meet these requirements primarily through cash provided by operating activities. Net cash provided by operating activities was $112.7 million and $103.4 million for the six months ended June 30, 2013 and 2012, respectively. Net cash used by investing activities was $98.3 million and $136.3 million for the six months ended June 30, 2013 and 2012, respectively. Net cash used by financing activities was $4.7 million for the six months ended June 30, 2013 and net cash provided by financing activities was $30.9 million for the six months ended June 30, 2012. We anticipate that our cash on hand, cash from operations, and funds available under our unsecured revolving credit facility will provide adequate liquidity to fund our operations, make interest and principal payments on our debt, and allow distributions to our shareholders and avoid corporate level federal income or excise tax in accordance with REIT Internal Revenue Code requirements.

Commitments

As of June 30, 2013, we had 13 entertainment development projects under construction or under redevelopment for which we have commitments to fund approximately $48.1 million, 13 education development projects under construction for which we have commitments to fund approximately $57.3 million and three recreation development projects under construction for which we have commitments to fund approximately $22.5 million with all but approximately $38.7 million expected to be funded in 2013. Development costs are advanced by us in periodic draws. If we determine that construction is not being completed in accordance with the terms of the development agreement, we can discontinue funding construction draws. We have agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

We have certain commitments related to our mortgage note investments that we may be required to fund in the future. We are generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of June 30, 2013, we had nine mortgage notes receivable with commitments totaling approximately $26.8 million, all of which is expected to be funded in 2013. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

We have provided guarantees of the payment of certain economic development revenue bonds totaling $34.8 million related to four theatres in Louisiana for which we earn a fee at annual rates of 1.75% to 4.00% over the 30-year terms of the related bonds. We have recorded $11.2 million as a deferred asset included in other assets and $11.2 million included in other liabilities in the accompanying consolidated balance sheet as of June 30, 2013 related to these guarantees. No amounts have been accrued as a loss contingency related to these guarantees because payment by us is not probable.

Liquidity Analysis

In analyzing our liquidity, we generally expect that our cash provided by operating activities will meet our normal recurring operating expenses, recurring debt service requirements and distributions to shareholders.

We have no consolidated debt maturities for the remainder of 2013 or 2014. Our sources of liquidity as of June 30, 2013 to pay the above 2013 commitments include the remaining amount available under our unsecured revolving credit facility and unrestricted cash on hand of $20.0 million. Accordingly, while there can be no assurance, we expect that our sources of cash will exceed our existing commitments over the remainder of 2013.

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

Off Balance Sheet Arrangements

At June 30, 2013, we had a 45.5% and 32.2% investment interest in two unconsolidated real estate joint ventures, Atlantic-EPR I and Atlantic-EPR II, respectively, which are accounted for under the equity method of accounting. We do not anticipate any material impact on our liquidity as a result of commitments involving those joint ventures. We recognized income of $346 thousand and $185 thousand during the six months ended June 30, 2013 and 2012, respectively, from our equity investments in the Atlantic-EPR I and Atlantic-EPR II joint ventures. We also received distributions from Atlantic-EPR I and Atlantic-EPR II of $414 thousand and $638 thousand on our equity investment during the six months ended June 30, 2013 and 2012, respectively. The Atlantic-EPR II joint venture has a mortgage note payable secured by a megaplex theatre that totals $11.6 million at June 30, 2013, and matures in September 2013. Condensed financial information for Atlantic-EPR I and Atlantic-EPR II joint ventures is included in Note 7 to the consolidated financial statements included in this Form 10-Q.

The partnership agreements for Atlantic-EPR I and Atlantic-EPR II allow our partner, Atlantic, to exchange up to a maximum of 10% of its ownership interest per year in each of the joint ventures for our common shares or, at our discretion, the cash value of those shares as defined in each of the partnership agreements. During 2012, we paid Atlantic cash of $1.3 million and $490 thousand in exchange for additional ownership of 6.0% and 3.8% for Atlantic-EPR I and Atlantic-EPR II, respectively. During 2013, we paid Atlantic cash of $660 thousand and $360 thousand in exchange for additional ownership of 3.4% and 2.7% for Atlantic-EPR I and Atlantic-EPR II, respectively. These exchanges did not impact total partners’ equity in either Atlantic-EPR I or Atlantic-EPR II.

In addition, as of June 30, 2013 and December 31, 2012, we had invested $5.2 million and $4.7 million, respectively, in unconsolidated joint ventures for three theatre projects located in China. We recognized income of $471 thousand and $140 thousand from our investment in these joint ventures for the six months ended June 30, 2013 and 2012, respectively.

Capital Structure

We believe that our shareholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest, fixed charge and debt service coverage ratios. We expect to maintain our debt to gross assets ratio (i.e. total long-term debt to total assets plus accumulated depreciation) between 35% and 45%. However, the timing and size of our equity and debt offerings may cause us to temporarily operate over this threshold. At June 30, 2013, this ratio was 43%. Our long-term debt as a percentage of our total market capitalization at June 30, 2013 was 35%; however, we do not manage to a ratio based on total market capitalization due to the inherent variability that is driven by changes in the market price of our common shares. We calculate our total market capitalization of $4.2 billion by aggregating the following at June 30, 2013:

•	Common shares outstanding of 47,164,800 multiplied by the last reported sales price of our common shares on the NYSE of $50.27 per share, or $2.4 billion;

•	Aggregate liquidation value of our Series C convertible preferred shares of $135.0 million;

•	Aggregate liquidation value of our Series E convertible preferred shares of $86.3 million;

•	Aggregate liquidation value of our Series F redeemable preferred shares of $125.0 million; and

•	Total long-term debt of $1.5 billion.

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

The following table summarizes our FFO, FFOAA and AFFO including per share amounts for FFO and FFOAA, for the three and six months ended June 30, 2013 and 2012 (unaudited, in thousands, except per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
FFO:
Net income available to common shareholders of EPR Properties	$26,524	$30,797	$61,778	$46,168
Gain on sale or acquisition of property	—	(438)	(565)	(720)
Real estate depreciation and amortization	13,498	12,635	26,967	24,832
Allocated share of joint venture depreciation	162	144	319	286
Impairment charges	—	—	—	12,843
FFO available to common shareholders of EPR Properties	$40,184	$43,138	$88,499	$83,409
FFOAA:
FFO available to common shareholders of EPR Properties	40,184	43,138	88,499	83,409
Costs associated with loan refinancing or payoff	5,943	—	5,943	—
Transaction costs	224	31	542	189
Gain on early extinguishment of debt	—	—	(4,539)	—
FFOAA available to common shareholders of EPR Properties	$46,351	$43,169	$90,445	$83,598
AFFO:
FFOAA available to common shareholders of EPR Properties	46,351	43,169	90,445	83,598
Non-real estate depreciation and amortization	277	258	554	518
Deferred financing fees amortization	988	1,092	1,987	2,177
Share-based compensation expense to management and trustees	1,618	1,534	3,166	2,998
Maintenance capital expenditures (1)	(279)	(1,066)	(805)	(1,420)
Straight-lined rental revenue	(707)	(862)	(1,921)	(1,663)
Non-cash portion of mortgage and other financing income	(1,393)	(1,284)	(2,658)	(2,541)
AFFO available to common shareholders of EPR Properties	$46,855	$42,841	$90,768	$83,667

FFO per common share attributable to EPR Properties:
Basic	$0.85	$0.92	$1.88	$1.78
Diluted	0.85	0.92	1.88	1.77
FFOAA per common share attributable to EPR Properties:
Basic	$0.98	$0.92	$1.93	$1.79
Diluted	0.98	0.92	1.92	1.78
Shares used for computation (in thousands):
Basic	47,081	46,826	46,969	46,751
Diluted	47,294	47,068	47,172	47,006
Other financial information:
Dividends per common share	$0.79	$0.75	$1.58	$1.50

(1)	Includes maintenance capital expenditures and certain second generation tenant improvements and leasing commissions.

The additional 1.9 million common shares that would result from the conversion of our 5.75% Series C cumulative convertible preferred shares and the additional 1.6 million common shares that would result from the conversion of our 9.0% Series E cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted earnings per share for the three and six months ended June 30, 2013 and 2012 because the effect is not dilutive.

Impact of Recently Issued Accounting Standards

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Updated 2013-02 "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"). ASU

2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The ASU is effective for annual periods and interim periods within those periods beginning after December 15, 2012. The ASU was effective for us in the first quarter of 2013 and did not have a material impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, primarily relating to potential losses due to changes in interest rates and foreign currency exchange rates. We seek to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new long-term fixed rate borrowings whenever possible. As of June 30, 2013, we had a $400.0 million unsecured revolving credit facility with $24.0 million outstanding as of June 30, 2013 and a $10.7 million bond, both of which bear interest at a floating rate. We also had a $255.0 million unsecured term loan facility that bears interest at a floating rate and $240.0 million of this LIBOR based debt was converted with interest rate swaps to a fixed rate of 2.66% for four years. As discussed in Note 18 to the consolidated financial statements in this Form 10-Q, both the unsecured revolving credit facility and the unsecured term loan facility were amended and restated subsequent to June 30, 2013.
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
We are exposed to foreign currency risk against our functional currency, the US dollar, on our four Canadian properties and the rents received from tenants of the properties are payable in CAD.

As discussed above, we have partially mitigated the impact of foreign currency exchange risk on four of our Canadian properties by matching Canadian dollar debt financing with Canadian dollar rents. To further mitigate our foreign currency risk in future periods on these Canadian properties, during the second quarter of 2007, we entered into a cross currency swap with a notional value of $76.0 million CAD and $71.5 million U.S. The swap calls for monthly exchanges from January 2008 through February 2014 with us paying CAD based on an annual rate of 17.16% of the notional amount and receiving U.S. dollars based on an annual rate of 17.4% of the notional amount. There is no initial or final exchange of the notional amounts. The net effect of this swap is to lock in an exchange rate of $1.05 CAD per U.S. dollar on approximately $13.0 million of annual CAD denominated cash flows. These foreign currency derivatives should hedge a significant portion of our expected CAD denominated FFO of these four Canadian properties through February 2014 as their impact on our reported FFO when settled should move in the opposite direction of the exchange rates utilized to translate revenues and expenses of these properties. Additionally, on June 19, 2013, we entered into cross-currency swaps that will be effective March 1, 2014 with a fixed original notional value of $100.0 million CAD and $98.1 million U.S. The net effect of these swaps is to lock in an exchange rate of $1.05 CAD per U.S. dollar on approximately $13.5 million of annual CAD denominated cash flows on the properties through June 2018.
In order to also hedge our net investment on the four Canadian properties, we entered into a forward contract with a notional amount of $100.0 million CAD and a February 2014 settlement date. The exchange rate of this forward contract is approximately $1.04 CAD per U.S. dollar. This forward contract should hedge a significant portion of our CAD denominated net investment in these four centers through February 2014 as the impact on accumulated other comprehensive income from marking the derivative to market should move in the opposite direction of the translation adjustment on the net assets of our four Canadian properties. Additionally, on June 19, 2013, we entered into a forward contract with a fixed notional value of $100.0 million CAD and $94.3 million U.S. with a July 2018 settlement date. The exchange rate of this forward contract is approximately $1.06 CAD per U.S dollar.

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
PART II - OTHER INFORMATION

Item 1. Legal Proceedings
On June 7, 2011, affiliates of Louis Cappelli, Concord Associates, L.P., Concord Resort, LLC and Concord Kiamesha LLC (the "Cappelli Group"), filed a complaint with the Supreme Court of the State of New York, County of Sullivan, against two subsidiaries of the Company seeking (i) a declaratory judgment on certain of one of the subsidiary's obligations under a previously disclosed settlement agreement involving these entities, (ii) an order that the Company subsidiary execute the golf course lease and the “Racino Parcel” lease subject to the settlement agreement, and (iii) an extension of the restrictive covenant against ownership or operation of a casino on the Concord resort property under the settlement agreement, which covenant was set to expire on December 31, 2011. The Company subsidiaries filed counterclaims seeking related relief. The Cappelli Group subsequently obtained leave to discontinue its claims, but the counterclaims remain pending. On October 20, 2011, the Cappelli Group filed a complaint with the Supreme Court of the State of New York, County of Westchester against the Company and certain of its subsidiaries alleging breach of contract and breach of the duty of good faith and fair dealing with respect to a casino development agreement relating to a planned casino and resort development in Sullivan County, New York. Plaintiffs are seeking money damages of $800.0 million, plus interest and attorneys' fees. On March 7, 2012, Concord Associates, L.P. and six other companies affiliated with Mr. Cappelli and Concord Associates, L.P. filed a new complaint against the Company and certain of its subsidiaries, as well as Empire Resorts, Inc. and its subsidiary Monticiello Raceway Management, Inc. (the “Empire Resorts Parties”), in the United States District Court for the Southern District of New York. On June 25, 2012, an

amended complaint was served against the same parties as well as Kien Huat Realty III Limited and Genting New York, LLC (the “Genting Parties”). The amended complaint alleges unlawful restraint of trade and conspiracy to monopolize against the Company, the Empire Resorts Parties and the Genting Parties, unlawful monopolization against the Empire Resorts Parties and the Genting Parties, and tortious interference against the Empire Resorts Parties and the Genting Parties, in relation to a proposed development transaction on the same Sullivan County, New York resort property. Plaintiffs seek damages of $1.5 billion, plus interest and attorneys' fees.
The Company has not determined that losses related to these matters are probable. Because these matters are in the early stages of discovery, together with the inherent difficulty of predicting the outcome of litigation generally, the Company does not have sufficient information to determine the amount or range of reasonably possible loss with respect to these matters. The Company's assessments are based on estimates and assumptions that have been deemed reasonable by management, but that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause the Company to change those estimates and assumptions. The Company intends to vigorously defend the claims asserted against the Company and certain of its subsidiaries by the Cappelli Group, for which the Company believes it has meritorious defenses, but there can be no assurances as to its outcome.

Item 1A. Risk Factors

There were no material changes during the quarter from the risk factors previously discussed in Item 1A - "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on February 27, 2013.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30, 2013 common stock	—		$—	—	$—
May 1 through May 31, 2013 common stock	8,888	(1)	59.93	—	—
June 1 through June 30, 2013 common stock	—		—	—	—

Total	8,888		$59.93	—	$—

(1) The repurchase of equity securities during May of 2013 was completed in conjunction with employee stock option exercises. These repurchases were not made pursuant to a publicly announced plan or program.

Item 3. Defaults Upon Senior Securities

There were no reportable events during the quarter ended June 30, 2013.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

There were no reportable events during the quarter ended June 30, 2013.

Item 6. Exhibits

4.1
Indenture, dated June 18, 2013, among the Company, certain of its subsidiaries, as guarantors, and U.S. Bank National Association, as trustee, which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed June 18, 2013, is hereby incorporated by reference as Exhibit 4.1.

4.2	Form of 5.250% Senior Note due 2023 (included as Exhibit A to Exhibit 4.1 above).
10.1*
EPR Properties 2007 Equity Incentive Plan, as amended and restated, which is attached as Exhibit 10.1 to the Company's Form 8-K (Commission File No. 001-13561) filed May 15, 2013, is hereby incorporated by reference as Exhibit 10.1.

12.1**	Computation of Ratio of Earnings to Fixed Charges is attached hereto as Exhibit 12.1
12.2**	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends is attached hereto as Exhibit 12.2
31.1**
Certification of David M. Brain pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, is attached hereto as Exhibit 31.1

31.2**
Certification of Mark A. Peterson pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, is attached hereto as Exhibit 31.2

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is attached hereto as Exhibit 32.1
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is attached hereto as Exhibit 32.2
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
* Management contracts or compensatory plans.
** Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPR Properties

Dated:	July 26, 2013	By	/s/ David M. Brain
David M. Brain, President and Chief Executive Officer (Principal Executive Officer)

Dated:	July 26, 2013	By	/s/ Mark A. Peterson
Mark A. Peterson, Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Chief Accounting Officer)

Exhibit Index

4.1
Indenture, dated June 18, 2013, among the Company, certain of its subsidiaries, as guarantors, and U.S. Bank National Association, as trustee, which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed June 18, 2013, is hereby incorporated by reference as Exhibit 4.1.

4.2	Form of 5.250% Senior Note due 2023 (included as Exhibit A to Exhibit 4.1 above).
10.1*
EPR Properties 2007 Equity Incentive Plan, as amended and restated, which is attached as Exhibit 10.1 to the Company's Form 8-K (Commission File No. 001-13561) filed May 15, 2013, is hereby incorporated by reference as Exhibit 10.1.

12.1**	Computation of Ratio of Earnings to Fixed Charges is attached hereto as Exhibit 12.1
12.2**	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends is attached hereto as Exhibit 12.2
31.1**
Certification of David M. Brain pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, is attached hereto as Exhibit 31.1

31.2**
Certification of Mark A. Peterson pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, is attached hereto as Exhibit 31.2

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is attached hereto as Exhibit 32.1
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is attached hereto as Exhibit 32.2
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

* Management contracts or compensatory plans.
** Filed herewith.