Form 10-Q
period 2013-09-30
EPR PROPERTIES
filed 2013-11-06
CIK 1045450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

At November 4, 2013, there were 51,652,981 common shares outstanding.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
With the exception of historical information, certain statements contained or incorporated by reference herein may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), such as those pertaining to our acquisition or disposition of properties, our capital resources, future expenditures for development projects, and our results of operations and financial condition. Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of actual events. There is no assurance the events or circumstances reflected in the forward-looking statements will occur. You can identify forward-looking statements by use of words such as "will be," "intend," "continue," "believe," "may," "expect," "hope," "anticipate," "goal," "forecast," "pipeline," "anticipates," "estimates," "offers," "plans" "would," or other similar expressions or other comparable terms or discussions of strategy, plans or intentions in this Quarterly Report on Form 10-Q. In addition, references to our budgeted amounts and guidance are forward-looking statements.
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

•	Risks associated with use of leverage to acquire properties;

•	Financing arrangements that require lump-sum payments;

•	Our ability to raise capital;

•	Covenants in our debt instruments that limit our ability to take certain actions;

•	Risks of acquiring and developing properties and real estate companies;

•	The concentration and lack of diversification of our investment portfolio;

•	Our continued qualification as a real estate investment trust for U.S. federal income tax purposes;

•	The ability of our subsidiaries to satisfy their obligations;

•	Financing arrangements that expose us to funding or purchase risks;

•	Risks associated with security breaches and other disruptions;

•	We have a limited number of employees and the loss of personnel could harm operations;

•	Fluctuations in the value of real estate income and investments;

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

ii

iii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
EPR PROPERTIES Consolidated Balance Sheets (Dollars in thousands except share data)

	September 30, 2013	December 31, 2012
	(unaudited)
Assets
Rental properties, net of accumulated depreciation of $398,037 and $375,684 at September 30, 2013 and December 31, 2012, respectively	$1,933,782	$1,885,093
Rental properties held for sale, net	2,788	2,788
Land held for development	200,325	196,177
Property under development	86,048	29,376
Mortgage notes and related accrued interest receivable	514,071	455,752
Investment in a direct financing lease, net	240,990	234,089
Investment in joint ventures	13,683	11,971
Cash and cash equivalents	24,141	10,664
Restricted cash	18,110	23,991
Deferred financing costs, net	24,318	19,679
Accounts receivable, net	40,326	38,738
Other assets	36,691	38,412
Total assets	$3,135,273	$2,946,730
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$58,273	$65,481
Common dividends payable	12,636	35,165
Preferred dividends payable	5,951	6,021
Unearned rents and interest	18,979	11,333
Long-term debt	1,545,973	1,368,832
Total liabilities	1,641,812	1,486,832
Equity:
Common Shares, $.01 par value; 75,000,000 shares authorized; and 49,696,309 and 48,454,181 shares issued at September 30, 2013 and December 31, 2012, respectively	497	484
Preferred Shares, $.01 par value; 25,000,000 shares authorized:
5,400,000 Series C convertible shares issued at September 30, 2013 and December 31, 2012; liquidation preference of $135,000,000	54	54
3,450,000 Series E convertible shares issued at September 30, 2013 and December 31, 2012; liquidation preference of $86,250,000	35	35
5,000,000 Series F shares issued at September 30, 2013 and December 31, 2012; liquidation preference of $125,000,000	50	50
Additional paid-in-capital	1,825,293	1,769,227
Treasury shares at cost: 1,706,109 and 1,566,780 common shares at September 30, 2013 and December 31, 2012, respectively	(62,177)	(55,308)
Accumulated other comprehensive income	17,536	20,622
Distributions in excess of net income	(288,204)	(275,643)
EPR Properties shareholders’ equity	1,493,084	1,459,521
Noncontrolling interests	377	377
Total equity	$1,493,461	$1,459,898
Total liabilities and equity	$3,135,273	$2,946,730
See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Income (Unaudited) (Dollars in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Rental revenue	$62,209	$59,755	$182,758	$174,364
Tenant reimbursements	4,552	4,608	13,748	13,794
Other income	1,441	203	1,538	336
Mortgage and other financing income	19,639	16,976	55,670	46,861
Total revenue	87,841	81,542	253,714	235,355
Property operating expense	6,579	5,939	19,604	17,999
Other expense	204	455	508	1,049
General and administrative expense	6,764	5,486	19,468	17,774
Costs associated with loan refinancing or payoff	223	477	6,166	477
Gain on early extinguishment of debt	—	—	(4,539)	—
Interest expense, net	20,435	19,994	60,424	56,594
Transaction costs	317	184	859	373
Impairment charges	—	—	—	1,914
Depreciation and amortization	13,141	11,733	39,140	34,497
Income before equity in income from joint ventures and discontinued operations	40,178	37,274	112,084	104,678
Equity in income from joint ventures	351	342	1,168	666
Income from continuing operations	$40,529	$37,616	$113,252	$105,344
Discontinued operations:
Income (loss) from discontinued operations	(195)	(355)	198	334
Impairment charges	—	(3,086)	—	(14,015)
Gain on sale or acquisition of real estate	3,168	—	3,733	720
Net income	43,502	34,175	117,183	92,383
Net income attributable to noncontrolling interests	—	(24)	—	(61)
Net income attributable to EPR Properties	43,502	34,151	117,183	92,322
Preferred dividend requirements	(5,951)	(6,002)	(17,855)	(18,005)
Net income available to common shareholders of EPR Properties	$37,551	$28,149	$99,328	$74,317
Per share data attributable to EPR Properties common shareholders:
Basic earnings per share data:
Income from continuing operations	$0.73	$0.67	$2.03	$1.87
Income (loss) from discontinued operations	0.06	(0.07)	0.08	(0.28)
Net income available to common shareholders	$0.79	$0.60	$2.11	$1.59
Diluted earnings per share data:
Income from continuing operations	$0.73	$0.67	$2.02	$1.86
Income (loss) from discontinued operations	0.06	(0.07)	0.08	(0.28)
Net income available to common shareholders	$0.79	$0.60	$2.10	$1.58
Shares used for computation (in thousands):
Basic	47,349	46,840	47,097	46,781
Diluted	47,524	47,090	47,290	47,035
See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Comprehensive Income (Unaudited) (Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$43,502	$34,175	$117,183	$92,383
Other comprehensive income (loss):
Foreign currency translation adjustment	4,548	4,979	(6,139)	4,855
Change in unrealized gain (loss) on derivatives	(7,404)	(5,030)	3,053	(7,689)
Comprehensive income	40,646	34,124	114,097	89,549
Comprehensive income attributable to the noncontrolling interests	—	(24)	—	(61)
Comprehensive income attributable to EPR Properties	$40,646	$34,100	$114,097	$89,488
See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Changes in Equity Nine Months Ended September 30, 2013 (Unaudited) (Dollars in thousands)

	EPR Properties Shareholders’ Equity
	Common Stock		Preferred Stock		Additional paid-in capital	Treasury shares		Accumulated other comprehensive income	Distributions in excess of net income	Noncontrolling Interests	Total
	Shares	Par	Shares	Par
Balance at December 31, 2012	48,454,181	$484	13,850,000	$139	$1,769,227	$(55,308)		$20,622	$(275,643)	$377	$1,459,898
Restricted share units issued to Trustees	16,038	—	—	—	1,024	—	—	—	—	—	1,024
Issuance of nonvested shares, net	196,928	2	—	—	2,588	(3,425)		—	—	—	(835)
Amortization of nonvested shares	—	—	—	—	3,619	—		—	—	—	3,619
Share option expense	—	—	—	—	647	—		—	—	—	647
Foreign currency translation adjustment	—	—	—	—	—	—		(6,139)	—	—	(6,139)
Change in unrealized gain/loss on derivatives	—	—	—	—	—	—		3,053	—	—	3,053
Net income	—	—	—	—	—	—		—	117,183	—	117,183
Issuances of common shares	885,890	9	—	—	43,799	—		—	—	—	43,808
Stock option exercises, net	143,272	2	—	—	4,389	(3,444)		—	—	—	947
Dividends to common and preferred shareholders	—	—	—	—	—	—		—	(129,744)	—	(129,744)
Balance at September 30, 2013	49,696,309	$497	13,850,000	$139	$1,825,293	$(62,177)		$17,536	$(288,204)	$377	$1,493,461

See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Cash Flows (Unaudited) (Dollars in thousands)

	Nine Months Ended September 30,
	2013	2012
Operating activities:
Net income	$117,183	$92,383
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on early extinguishment of debt	(4,539)	—
Non-cash impairment charges	—	1,914
Loss (income) from discontinued operations	(3,931)	12,961
Costs associated with loan refinancing or payoff	6,166	477
Equity in income from joint ventures	(1,168)	(666)
Distributions from joint ventures	630	827
Depreciation and amortization	39,140	34,497
Amortization of deferred financing costs	2,997	3,224
Share-based compensation expense to management and Trustees	4,825	4,416
Decrease (increase) in restricted cash	12,638	(2,695)
Increase in mortgage notes accrued interest receivable	(1,240)	(828)
Increase in accounts receivable, net	(4,542)	(4,652)
Increase in direct financing lease receivable	(3,638)	(3,730)
Decrease (increase) in other assets	1,400	(803)
Decrease in accounts payable and accrued liabilities	(9,327)	(2,692)
Increase (decrease) in unearned rents and interest	(441)	2,478
Net operating cash provided by continuing operations	156,153	137,111
Net operating cash provided by discontinued operations	2,222	8,330
Net cash provided by operating activities	158,375	145,441
Investing activities:
Acquisition of rental properties and other assets	(27,199)	(42,094)
Proceeds from sale of real estate	796	—
Investment in unconsolidated joint ventures	(1,021)	(1,131)
Investment in mortgage notes receivable	(56,864)	(71,908)
Proceeds from mortgage note receivable paydown	1,835	—
Investment in promissory notes receivable	(1,278)	—
Proceeds from promissory note receivable paydown	1,026	—
Investment in a direct financing lease, net	(3,262)	—
Proceeds from sale of investment in a direct financing lease, net	—	4,494
Additions to properties under development	(144,525)	(88,965)
Net cash used by investing activities of continuing operations	(230,492)	(199,604)
Net proceeds from sale of real estate from discontinued operations	46,490	12,969
Net cash used by investing activities	(184,002)	(186,635)
Financing activities:
Proceeds from long-term debt facilities	549,000	798,000
Principal payments on long-term debt	(384,831)	(616,400)
Deferred financing fees paid	(8,106)	(5,797)
Costs associated with loan refinancing or payoff (cash portion)	(5,790)	(38)
Net proceeds from issuance of common shares	43,659	179
Impact of stock option exercises, net	947	(485)
Purchase of common shares for treasury	(3,246)	(3,232)
Dividends paid to shareholders	(152,195)	(120,856)
Net cash provided by financing activities	39,438	51,371
Effect of exchange rate changes on cash	(334)	205
Net increase in cash and cash equivalents	13,477	10,382
Cash and cash equivalents at beginning of the period	10,664	14,625
Cash and cash equivalents at end of the period	$24,141	$25,007
Supplemental information continued on next page.

EPR PROPERTIES Consolidated Statements of Cash Flows (Unaudited) (Dollars in thousands) Continued from previous page.

	Nine Months Ended September 30,
	2013	2012
Supplemental schedule of non-cash activity:
Transfer of property under development to rental property	$83,685	$75,172
Acquisiton of real estate in exchange for assumption of debt at fair value	$19,710	$—
Issuance of nonvested shares and restricted share units at fair value, including nonvested shares issued for payment of bonuses	$10,398	$7,181
Conversion of equity to mortgage note receivable related to Atlantic-EPR I	$—	$14,852
Adjustment of noncontrolling interest to additional paid in capital	$—	$27,785
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$66,494	$56,566
Cash received during the year for income taxes	$(116)	$(521)
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

2. Summary of Significant Accounting Policies

Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. In addition, operating results for the nine month period ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

The Company consolidates certain entities when it is deemed to be the primary beneficiary in a variable interest entity (VIE), as defined in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic on Consolidation. The Topic on Consolidation requires the consolidation of VIEs in which an enterprise has a controlling financial interest. A controlling financial interest will have both of the following characteristics: the power to direct the activities of a VIE that most significantly impact the VIE's economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. This topic requires an ongoing reassessment.  The equity method of accounting is applied to entities in which the Company is not the primary beneficiary as defined in the Consolidation Topic of the FASB ASC, or does not have effective control, but can exercise influence over the entity with respect to its operations and major decisions.

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

The consolidated balance sheet as of December 31, 2012 has been derived from the audited consolidated balance sheet at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (SEC) on February 27, 2013.

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

Allowance for Doubtful Accounts
The Company makes estimates of the collectability of its accounts receivable related to base rents, tenant escalations (straight-line rents), reimbursements and other revenue or income. The Company specifically analyzes trends in accounts receivable, historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of its allowance for doubtful accounts. When evaluating customer creditworthiness, management reviews the periodic financial statements for significant tenants and specifically evaluates the strength and material changes in net operating income, coverage ratios, leverage and other factors to assess the tenant's credit quality. In addition, when customers are in bankruptcy, the Company makes estimates of the expected recovery of pre-petition administrative and damage claims. These estimates have a direct impact on the Company's net income.

Revenue Recognition
Rents that are fixed and determinable are recognized on a straight-line basis over the minimum terms of the leases. Base rent escalation on leases that are dependent upon increases in the Consumer Price Index (CPI) is recognized when known. In addition, most of the Company's tenants are subject to additional rents if gross revenues of the properties exceed certain thresholds defined in the lease agreements (percentage rents). Percentage rents as well as participating interest for those mortgage agreements that contain similar such clauses are recognized at the time when specific triggering events occur as provided by the lease or mortgage agreements. Rental revenue included percentage rents of $2.2 million and $1.1 million for the nine months ended September 30, 2013 and 2012, respectively. Mortgage and other financing income included participating interest income of $0.9 million and $0.8 million for the nine months ended September 30, 2013 and 2012, respectively. Lease termination fees are recognized when the related leases are canceled and the Company has no obligation to provide services to such former tenants. Termination fees of $8 thousand and $105 thousand were recognized during the nine months ended September 30, 2013 and 2012, respectively.

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

Concentrations of Risk
American Multi-Cinema, Inc. (AMC) was the lessee of a substantial portion (30%) of the megaplex theatre rental properties held by the Company (including joint venture properties) at September 30, 2013 as a result of a series of sale leaseback transactions pertaining to AMC megaplex theatres. A substantial portion of the Company’s total revenues (approximately $63.6 million or 25% and $73.1 million or 31%, for the nine months ended September 30, 2013 and 2012, respectively) result from the revenue from AMC under the leases, or from its parent, AMC Entertainment, Inc. (AMCE), as the guarantor of AMC’s obligations under the leases. AMCE is wholly owned by Dalian Wanda Group Co. Ltd. and has publicly held debt and the following financial information was reported in its consolidated financial information which is publicly available. AMCE publicly reported total assets of $4.3 billion and $3.6 billion and total stockholders' equity of $774.1 million and $154.3 million at December 31, 2012 and March 29, 2012, respectively. Additionally, AMCE publicly reported total liabilities of $3.5 billion at both December 31, 2012 and March 29, 2012. AMCE publicly reported net earnings of $57.3 million for the transition period beginning on March 30, 2012 and ending December 31, 2012, a net loss of $82.0 million for the fifty-two weeks ended March 29, 2012 and a net loss of $122.9 million for the fifty-two weeks ended March 31, 2011. In addition, AMCE reported net earnings of $45.8 million for the six months ended June 30, 2013.

For the nine months ended September 30, 2013 and 2012, approximately $31.7 million or 13%, and $32.0 million or 14%, respectively, of total revenue was derived from the Company's four entertainment retail centers in Ontario, Canada. The Company's wholly owned subsidiaries that hold the four Canadian entertainment retail centers represent approximately $223.4 million or 15% of the Company's net assets at September 30, 2013. The third party debt held by these subsidiaries was repaid during the three months ended June 30, 2013. See Note 8 for further details. The Company's wholly owned subsidiaries that hold the four Canadian entertainment retail centers and third party debt represented approximately $147.3 million or 10%, of the Company's net assets as of December 31, 2012.

Share-Based Compensation
Share-based compensation to employees of the Company is granted pursuant to the Company's Annual Incentive Program and Long-Term Incentive Plan. Share-based compensation to non-employee Trustees of the Company is granted pursuant to the Company's Trustee compensation program and shares are issued under the 2007 Equity Incentive Plan.

Share-based compensation expense consists of share option expense, amortization of nonvested share grants, and amortization of share units issued to non-employee Trustees for payment of their annual retainers. Share-based compensation is included in general and administrative expense in the accompanying consolidated statements of income, and totaled $4.8 million and $4.4 million for the nine months ended September 30, 2013 and 2012, respectively.

Share Options
Share options are granted to employees pursuant to the Long-Term Incentive Plan and to non-employee Trustees for their service to the Company. The fair value of share options granted is estimated at the date of grant using the Black-Scholes option pricing model. Share options granted to employees vest over a period of four years and share option expense for these options is recognized on a straight-line basis over the vesting period. Share options granted to non-employee Trustees vest immediately but may not be exercised for a period of one year from the grant date. Share option expense for non-employee Trustees is recognized on a straight-line basis over the year of service by the non-employee Trustees. Total expense recognized related to share options was $647 thousand and $709 thousand for the nine months ended September 30, 2013 and 2012, respectively.

Nonvested Shares Issued to Employees
The Company grants nonvested shares to employees pursuant to both the Annual Incentive Program and the Long-Term Incentive Plan. The Company amortizes the expense related to the nonvested shares awarded to employees under the Long-Term Incentive Plan and the premium awarded under the nonvested share alternative of the Annual Incentive Program on a straight-line basis over the future vesting period (three to four years). Total expense recognized related to all nonvested shares was $3.6 million and $3.3 million for the nine months ended September 30, 2013 and 2012, respectively.

Restricted Share Units Issued to Non-Employee Trustees
The Company issues restricted share units to non-employee Trustees for payment of their annual retainers. The fair value of the share units granted was based on the share price at the date of grant. The share units vest upon the earlier of the day preceding the next annual meeting of shareholders or a change of control. The settlement date for the shares is selected by the non-employee Trustee, and ranges from one year from the grant date to upon termination of service. This expense is amortized by the Company on a straight-line basis over the year of service by the non-employee Trustees. Total expense recognized related to shares issued to non-employee Trustees was $559 thousand, and $372 thousand for the nine months ended September 30, 2013 and 2012, respectively.

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

Reclassifications
Certain reclassifications have been made to the prior period amounts to conform to the current period presentation for asset groups that qualify for presentation as discontinued operations.

3. Rental Properties

The following table summarizes the carrying amounts of rental properties as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Buildings and improvements	$1,817,815	$1,734,300
Furniture, fixtures & equipment	18,271	34,028
Land	495,733	492,449
	2,331,819	2,260,777
Accumulated depreciation	(398,037)	(375,684)
Total	$1,933,782	$1,885,093
Depreciation expense on rental properties was $36.8 million and $32.3 million for the nine months ended September 30, 2013 and 2012, respectively.

4. Investments and Dispositions

The Company's investment spending during the nine months ended September 30, 2013 totaled $252.8 million, and included investments in each of its four operating segments.

Entertainment investment spending during the nine months ended September 30, 2013 totaled $90.4 million, and was related primarily to investments in build-to-suit construction of eight megaplex theatres and two family entertainment centers that are subject to long-term triple net leases or long-term mortgage agreements. In addition, the Company's $90.4 million investment spending included the acquisition of three megaplex theatres located in Louisiana and Alabama, which are leased under long-term triple net lease agreements.

Education investment spending during the nine months ended September 30, 2013 totaled $116.0 million, and was related to investments in build-to-suit construction of 16 public charter schools and five early childhood education centers, as well as the acquisition of one early childhood education center located in Peoria, Arizona, each of which is subject to a long-term triple net lease or long-term mortgage agreement. In addition, the Company's $116.0 million investment spending included the acquisition of a public charter school in Columbia, South Carolina for $3.3 million that is leased under the master lease to Imagine Schools, Inc. (Imagine). See Note 6 for further details on this acquisition.

Recreation investment spending during the nine months ended September 30, 2013 totaled $42.2 million, and was related to fundings under the Company's mortgage notes for improvements at existing ski and water-park properties. In addition, the Company's $42.2 million recreation investment spending related to build-to-suit construction of six TopGolf golf entertainment facilities, as well as funding improvements at the Company's ski property located in Maryland.

Other investment spending during the nine months ended September 30, 2013 totaled $4.2 million and was related to the land held for development in Sullivan County, New York.

During the nine months ended September 30, 2013, the Company sold four winery and vineyard properties located in California. The total proceeds for these sales were $46.5 million and the Company recognized a net gain of $3.7 million. The results of operations of these properties have been classified within discontinued operations.

Additionally, during the nine months ended September 30, 2013, the Company extended the maturity of its mortgage loan agreement with Peak Resorts, Inc. from April 1, 2013 to April 1, 2016. The loan is secured by 696 acres of development land at Mt. Snow.

5. Accounts Receivable, Net
The following table summarizes the carrying amounts of accounts receivable, net as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Receivable from tenants	$9,778	$9,379
Receivable from non-tenants	125	1,527
Receivable from Canada Revenue Agency	844	793
Straight-line rent receivable	32,384	30,891
Allowance for doubtful accounts	(2,805)	(3,852)
Total	$40,326	$38,738

6. Investment in a Direct Financing Lease

The Company’s investment in a direct financing lease relates to the Company’s master lease of 27 and 26 public charter school properties as of September 30, 2013 and December 31, 2012, respectively, with affiliates of Imagine. Investment in a direct financing lease, net represents estimated unguaranteed residual values of leased assets and net unpaid rentals, less related deferred income. The following table summarizes the carrying amounts of investment in a direct financing lease, net as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Total minimum lease payments receivable	$639,413	$648,632
Estimated unguaranteed residual value of leased assets	215,207	211,944
Less deferred income (1)	(613,630)	(626,487)
Investment in a direct financing lease, net	$240,990	$234,089

(1) Deferred income is net of $1.7 million of initial direct costs at September 30, 2013 and December 31, 2012.

Additionally, the Company has determined that no allowance for losses was necessary at September 30, 2013 and December 31, 2012.

On May 17, 2013, per the terms of the master lease of public charter schools with Imagine, the Company exchanged three St. Louis, Missouri schools for one located in Columbus, Ohio, one located in Dayton, Ohio and another located in Toledo, Ohio. In conjunction with this exchange, the Company completed the acquisition of a public charter school in Columbia, South Carolina for $3.3 million that is leased under the master lease to Imagine. Additionally, subsequent to September 30, 2013, the Company exchanged one St. Louis, Missouri school for one located in Columbus, Ohio. There was no impact on the Company's investment in direct financing lease as a result of these exchanges.

The Company’s direct financing lease has expiration dates ranging from approximately 19 to 22 years. Future minimum rentals receivable on this direct financing lease at September 30, 2013 are as follows (in thousands):

Amount
Year:
2013	$6,029
2014	24,609
2015	25,343
2016	26,104
2017	26,887
Thereafter	530,441
Total	$639,413

7. Unconsolidated Real Estate Joint Ventures

At September 30, 2013, the Company had a 48.5% and 32.7% investment interest in two unconsolidated real estate joint ventures, Atlantic-EPR I and Atlantic-EPR II, respectively, and the remaining interests in these joint ventures were held by the Company's partner, Atlantic of Hamburg, Germany (Atlantic). Subsequent to September 30, 2013, the Company purchased Atlantic's interests in each of these joint ventures. The Company accounted for its investment in these joint ventures under the equity method of accounting.

On August 30, 2013, the Company entered into an $11.8 million secured first mortgage loan agreement with an interest rate of 6.50% with Tampa Veterans, LP, the entity that holds title to the underlying assets in the Atlantic-EPR II joint venture, to pay off the partnership's loan at maturity. The loan was subsequently settled with the Company's acquisition of Atlantic's interest in this joint venture.

The Company recognized income of $498 thousand and $371 thousand during the nine months ended September 30, 2013 and 2012, respectively, from its equity investments in the Atlantic-EPR I and Atlantic-EPR II joint ventures. The Company also received distributions from Atlantic-EPR I and Atlantic-EPR II of $630 thousand and $828 thousand on its equity investment during the nine months ended September 30, 2013 and 2012, respectively. Condensed consolidated financial information for Atlantic-EPR I and Atlantic-EPR II is as follows as of and for the nine months ended September 30, 2013 and 2012 (in thousands):

	2013	2012
Rental properties, net	$44,667	$45,772
Cash	221	255
Atlantic-EPR II mortgage note payable to EPR Properties (1)	11,796	117
Mortgage note payable (2)	—	11,929
Atlantic-EPR I mortgage note payable to EPR Properties (1)	21,293	16,262
Partners’ equity	18,395	18,794
Rental revenue	4,253	4,204
Net income	1,408	1,354
(1) Atlantic-EPR I and Atlantic-EPR II mortgage notes payable to EPR Properties were settled with the Company's acquisition of Atlantic's interests in each of these joint ventures subsequent to September 30, 2013.
(2) Atlantic-EPR II mortgage note payable was paid in full on September 1, 2013.

The partnership agreements for Atlantic-EPR I and Atlantic-EPR II allowed the Company’s partner, Atlantic, to exchange up to a maximum of 10% of its ownership interest per year in each of the joint ventures for common shares of the Company or, at the Company's discretion, the cash value of those shares as defined in each of the partnership agreements. During 2012, the Company paid Atlantic cash of $1.3 million and $490 thousand in exchange for additional ownership of 6.0% and 3.8% for Atlantic-EPR I and Atlantic-EPR II, respectively. During 2013, prior to the Company's acquisition of Atlantic's remaining interests in each of these joint ventures on October 8, 2013, the Company paid Atlantic cash of $1.2 million and $424 thousand in exchange for additional ownership of 6.4% and 3.2% for Atlantic-EPR I and Atlantic-EPR II, respectively. These exchanges did not impact total partners’ equity in either Atlantic-EPR I or Atlantic-EPR II.

In addition, as of September 30, 2013 and December 31, 2012, the Company had invested $5.4 million and $4.7 million, respectively, in unconsolidated joint ventures for three theatre projects located in China. The Company recognized income of $670 thousand and $295 thousand from its investment in these joint ventures for the nine months ended September 30, 2013 and 2012, respectively.

8. Long-Term Debt

On March 4, 2013, the Company entered into a Discounted Payoff and Settlement Agreement (the Agreement) regarding one of its loan agreements secured by a theatre property located in Omaha, Nebraska. Pursuant to the Agreement, the Company made a cash payment of $9.7 million that included a forfeited restricted cash account with a balance of $1.2 million in full satisfaction of the loan. Accordingly, the Company recorded a gain on early extinguishment of debt of $4.5 million during the nine months ended September 30, 2013.

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
On March 5, 2013, the Company increased the size of its unsecured term loan facility from $240.0 million to $255.0 million. Additionally, on July 23, 2013, the Company amended and restated both its unsecured revolving credit facility as well as its unsecured term loan facility.
The amendments to the unsecured revolving credit facility (i) increase the initial amount from $400.0 million to $440.0 million and increase the accordion such that the maximum borrowing amount available under the facility increased from $500.0 million to $600.0 million , (ii) extend the maturity date from October 13, 2015, to July 23, 2017 (with the Company having the same right as before to extend the loan for one additional year, subject to certain terms and conditions), (iii) lower the interest rate and facility fee pricing based on a grid related to the Company's senior unsecured credit ratings which was LIBOR plus 1.40% and 0.30%, respectively, at closing, (iv) revise certain definitions to broaden the types of properties eligible for consideration in the borrowing base, (v) increase borrowing base availability by increasing the values assigned to the Company's properties and (vi) add four new subsidiary borrowers. The Company subsequently exercised a portion of the accordion under its new unsecured revolving credit facility to increase the initial borrowing amount available under the facility from $440.0 million to $475.0 million. At September 30, 2013, the Company had $68.0 million debt outstanding under this facility.
The amendments to the unsecured term loan facility (i) increase the initial amount from $255.0 million to $265.0 million and increase the accordion such that the maximum amount available under the facility increased from $350.0 million to $400.0 million, (ii) extend the maturity date from January 5, 2017, to July 23, 2018, (iii) lower the interest rate in all but the lowest senior unsecured credit rating tiers which was LIBOR plus 1.60% at closing and (iv) add four new subsidiary borrowers.
On August 20, 2013, the Company assumed $14.4 million in economic development revenue bonds in conjunction with the acquisition of two theatre properties. The bonds have a stated maturity date of October 1, 2037 and bear interest at a variable rate which resets on a weekly basis and was 0.08% at September 30, 2013. The bonds require monthly interest only payments with principal due at maturity.
On September 25, 2013, the Company assumed a mortgage note payable of $5.4 million in conjunction with the acquisition of a theatre property. The note bears interest at a fixed rate of 5.39% and matures on November 1, 2015. The note requires monthly principal and interest payments of approximately $50 thousand with a final principal payment at maturity of $4.7 million. Upon acquisition, the carrying value of the note approximated fair value.
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

Consolidated VIEs
As of September 30, 2013, the Company had invested in one 50% joint venture which is a VIE. This joint venture did not have any significant assets and liabilities at September 30, 2013 and was established to explore certain investment opportunities.

Unconsolidated VIE
At September 30, 2013, the Company’s recorded investment in SVVI, a VIE that is unconsolidated, was $184.3 million. The Company’s maximum exposure to loss associated with SVVI is limited to the Company’s outstanding mortgage note and related accrued interest receivable of $184.3 million. While this entity is a VIE, the Company has determined that the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance is not held by the Company.

10. Derivative Instruments

All derivatives are recognized at fair value in the consolidated balance sheets within the line items "Other assets" and "Accounts payable and accrued liabilities" as applicable. The Company's derivatives are subject to a master netting arrangement and the Company has elected not to offset its derivative position for purposes of balance sheet presentation and disclosure. The Company had derivative liabilities of $5.7 million and $8.1 million recorded in “Accounts payable and accrued liabilities” and derivative assets of $0.7 million and $0.1 million recorded in “Other assets” in the consolidated balance sheet at September 30, 2013 and December 31, 2012, respectively. Had the Company elected to offset derivatives in the consolidated balance sheet pursuant to ASU 210-20-45, the Company would have had derivative assets of approximately $0.7 million and derivative assets of $0.1 million that would have been offset against the respective derivative liabilities of $5.7 million and liabilities of $8.1 million, resulting in a net derivative liability of $5.0 million (with no derivative asset) at September 30, 2013, and a net derivative liability of $8.0 million (with no derivative asset) at December 31, 2012.  The Company has not posted or received collateral with its derivative counterparties as of September 30, 2013 or December 31, 2012. See Note 11 for disclosures relating to the fair value of the derivative instruments as of September 30, 2013 and December 31, 2012.

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

On January 5, 2012, the Company entered into three interest rate swap agreements to fix the interest rate on a $240.0 million unsecured term loan facility that closed on the same day. These agreements have a combined outstanding notional amount of $240.0 million, a termination date of January 5, 2016 and provide for a fixed rate on this debt of 2.51%. On September 6, 2013, the Company entered into three interest rate swap agreements to further fix the interest rate on $240.0 million of the unsecured term loan facility at 2.38% from January 5, 2016 to July 5, 2017.

The effective portion of changes in the fair value of interest rate derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (AOCI) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the nine months ended September 30, 2013 and 2012, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness on cash flow hedges was recognized during the nine months ended September 30, 2013 and 2012.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of September 30, 2013, the Company estimates that during the twelve months ending September 30, 2014, $1.7 million will be reclassified from AOCI to interest expense.

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

As of September 30, 2013, the Company had cross-currency swaps with a fixed original notional value of $76.0 million CAD and $71.5 million U.S. The net effect of these swaps is to lock in an exchange rate of $1.05 CAD per U.S. dollar on approximately $13.0 million of annual CAD denominated cash flows on the properties through February 2014. Additionally, on June 19, 2013, the Company entered into cross-currency swaps that will be effective March 1, 2014 with a fixed original notional value of $100.0 million CAD and $98.1 million U.S. The net effect of these swaps is to lock in an exchange rate of $1.05 CAD per U.S. dollar on approximately $13.5 million of annual CAD denominated cash flows on the properties through June 2018.

The Company entered into foreign currency forward agreements to further hedge the currency fluctuations related to the cash flows of these properties. The agreements settled or settle at the end of each month from January to December 2013. These agreements lock in an exchange rate of $0.98 CAD to $0.99 CAD per U.S. dollar on approximately $500 thousand of monthly CAD denominated cash flows.

The effective portion of changes in the fair value of foreign currency derivatives designated and that qualify as cash flow hedges of foreign exchange risk is recorded in AOCI and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative, as well as amounts excluded from the assessment of hedge effectiveness, is recognized directly in earnings. No hedge ineffectiveness on foreign currency derivatives has been recognized for the nine months ended September 30, 2013 and 2012. As of September 30, 2013, the Company estimates that during the twelve months ending September 30, 2014, $0.1 million will be reclassified from AOCI to other income.

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

For foreign currency derivatives designated as net investment hedges, the effective portion of changes in the fair value of the derivatives are reported in AOCI as part of the cumulative translation adjustment. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness on net investment hedges has been recognized for nine months ended September 30, 2013 and 2012. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated.

See Note 11 for disclosure relating to the fair value of the Company’s derivative instruments. Below is a summary of the effect of derivative instruments on the consolidated statements of changes in equity and income for the three and nine months ended September 30, 2013 and 2012.

Effect of Derivative Instruments on the Consolidated Statements of Changes in Equity and Income for the Three and Nine Months Ended September 30, 2013 and 2012 (Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
Description	2013	2012	2013	2012
Interest Rate Swaps
Amount of Loss Recognized in AOCI on Derivative (Effective Portion)	$(2,985)	$(1,540)	$(2,399)	$(5,466)
Amount of Expense Reclassified from AOCI into Earnings (Effective Portion) (1)	(442)	(410)	(1,296)	(1,188)
Cross Currency Swaps
Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	(1,333)	(737)	746	(851)
Amount of Expense Reclassified from AOCI into Earnings (Effective Portion) (2)	(34)	(179)	(185)	(454)
Currency Forward Agreements
Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	(3,489)	(3,363)	3,417	(3,019)
Amount of Income Reclassified from AOCI into Earnings (Effective Portion) (2)	73	(21)	192	(5)
Total
Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	$(7,807)	$(5,640)	$1,764	$(9,336)
Amount of Expense Reclassified from AOCI into Earnings (Effective Portion)	(403)	(610)	(1,289)	(1,647)

(1)	Included in "Interest expense, net" in the accompanying consolidated statements of income for the three and nine months ended September 30, 2013 and 2012.

(2)	Included in "Other income" and “Other expense” in the accompanying consolidated statements of income for the three and nine months ended September 30, 2013 and 2012.

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

As of September 30, 2013, the fair value of the Company’s derivatives in a liability position related to these agreements was $5.7 million. If the Company breached any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the agreements at their termination value of $5.9 million.

11. Fair Value Disclosures

The Company has certain financial instruments that are required to be measured under the FASB’s Fair Value Measurements and Disclosures guidance. The Company currently does not have any non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis.

As a basis for considering market participant assumptions in fair value measurements, the FASB’s Fair Value Measurements and Disclosures guidance establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). Level 1 inputs use quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives also use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of September 30, 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives and therefore, has classified its derivatives as Level 2 within the fair value reporting hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 aggregated by the level in the fair value hierarchy within which those measurements are classified and by derivative type.
Assets and Liabilities Measured at Fair Value on a Recurring Basis at September 30, 2013 and December 31, 2012 (Dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at end of period
September 30, 2013:
Cross-Currency Swaps*	$—	$300	$—	$300
Cross-Currency Swaps**	—	(78)	—	(78)
Currency Forward Agreements*	$—	$448	$—	$448
Currency Forward Agreements**	—	(675)	—	(675)
Interest Rate Swap Agreements**	$—	$(4,951)	$—	$(4,951)
December 31, 2012:
Cross-Currency Swaps**	$—	$(709)	$—	$(709)
Currency Forward Agreements**	$—	$(3,453)	$—	$(3,453)
Interest Rate Swap Agreements**	$—	$(3,848)	$—	$(3,848)

*Included in "Other assets" in the accompanying consolidated balance sheet.
**Included in "Accounts payable and accrued liabilities" in the accompanying consolidated balance sheet.

Non-recurring fair value measurements
There were no assets or liabilities measured at fair value on a non-recurring basis during the nine months ended September 30, 2013.

Fair Value of Financial Instruments
Management compares the carrying value to the estimated fair value of the Company’s financial instruments. The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instruments at September 30, 2013 and December 31, 2012:

Mortgage notes receivable and related accrued interest receivable:
The fair value of the Company’s mortgage notes and related accrued interest receivable is estimated by discounting the future cash flows of each instrument using current market rates. At September 30, 2013, the Company had a carrying value of $514.1 million in fixed rate mortgage notes receivable outstanding, including related accrued interest, with a weighted average interest rate of approximately 9.01%. The fixed rate mortgage notes bear interest at rates of 6.50% to 11.31%. Discounting the future cash flows for fixed rate mortgage notes receivable using rates of 9.00% to 11.31%, management estimates the fair value of the fixed rate mortgage notes receivable to be approximately $491.0 million with an estimated weighted average market rate of 10.07% at September 30, 2013.

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

Investment in a direct financing lease, net:
The fair value of the Company’s investment in a direct financing lease is estimated by discounting the future cash flows of the instrument using current market rates. At September 30, 2013 and December 31, 2012, the Company had an investment in a direct financing lease with a carrying value of $241.0 million and $234.1 million, respectively, and a weighted average effective interest rate of 12.01% and 12.02%, respectively. The investment in direct financing lease bears interest at effective interest rates of 11.74% to 12.38%. The carrying value of the investment in a direct financing lease approximates the fair market value at September 30, 2013 and December 31, 2012.

Derivative instruments:
Derivative instruments are carried at their fair market value.

Debt instruments:
The fair value of the Company's debt is estimated by discounting the future cash flows of each instrument using current market rates. At September 30, 2013, the Company had a carrying value of $358.0 million in variable rate debt outstanding with a weighted average interest rate of approximately 1.62%. The carrying value of the variable rate debt outstanding approximates the fair market value at September 30, 2013.

At December 31, 2012, the Company had a carrying value of $289.6 million in variable rate debt outstanding with an average weighted interest rate of approximately 1.88%. The carrying value of the variable rate debt outstanding approximates the fair market value at December 31, 2012.

At September 30, 2013 and December 31, 2012, $240.0 million of variable rate debt outstanding under the Company's unsecured term loan facility had been effectively converted to a fixed rate through July 5, 2017 by interest rate swap agreements.

At September 30, 2013, the Company had a carrying value of $1.19 billion in fixed rate long-term debt outstanding with a weighted average interest rate of approximately 6.10%. Discounting the future cash flows for fixed rate debt using rates of 3.33% to 5.65%, management estimates the fair value of the fixed rate debt to be approximately $1.24 billion with an estimated weighted average market rate of 4.94% at September 30, 2013.

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

12. Earnings Per Share

The following table summarizes the Company’s computation of basic and diluted earnings per share (EPS) for the three and nine months ended September 30, 2013 and 2012 (amounts in thousands except per share information):

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Income (numerator)	Shares (denominator)	Per Share Amount	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Income from continuing operations	$40,529			$113,252
Less: preferred dividend requirements	(5,951)			(17,855)
Income from continuing operations available to common shareholders	$34,578	47,349	$0.73	$95,397	47,097	$2.03
Income from discontinued operations available to common shareholders	$2,973	47,349	$0.06	$3,931	47,097	$0.08
Net income available to common shareholders	$37,551	47,349	$0.79	$99,328	47,097	$2.11
Diluted EPS:
Income from continuing operations available to common shareholders	$34,578	47,349		$95,397	47,097
Effect of dilutive securities:
Share options	—	175		—	193
Income from continuing operations available to common shareholders	$34,578	47,524	$0.73	$95,397	47,290	$2.02
Income from discontinued operations available to common shareholders	$2,973	47,524	$0.06	$3,931	47,290	$0.08
Net income available to common shareholders	$37,551	47,524	$0.79	$99,328	47,290	$2.10

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Income (numerator)	Shares (denominator)	Per Share Amount	Income (loss) (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Income from continuing operations	$37,616			$105,344
Less: preferred dividend requirements	(6,002)			(18,005)
Noncontrolling interest adjustments	(24)			(61)
Income from continuing operations available to common shareholders	$31,590	46,840	$0.67	$87,278	46,781	$1.87
Loss from discontinued operations available to common shareholders	$(3,441)	46,840	$(0.07)	$(12,961)	46,781	$(0.28)
Net income available to common shareholders	$28,149	46,840	$0.60	$74,317	46,781	$1.59
Diluted EPS:
Income from continuing operations available to common shareholders	$31,590	46,840		$87,278	46,781
Effect of dilutive securities:
Share options	—	250		—	254
Income from continuing operations available to common shareholders	$31,590	47,090	$0.67	$87,278	47,035	$1.86
Loss from discontinued operations available to common shareholders	$(3,441)	47,090	$(0.07)	$(12,961)	47,035	$(0.28)
Net income available to common shareholders	$28,149	47,090	$0.60	$74,317	47,035	$1.58

The additional 1.9 million common shares that would result from the conversion of the Company’s 5.75% Series C cumulative convertible preferred shares and the additional 1.6 million common shares that would result from the conversion of the Company’s 9.0% Series E cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2013 and 2012 because the effect is anti-dilutive.

The dilutive effect of potential common shares from the exercise of share options is included in diluted earnings per share for the three and nine months ended September 30, 2013 and 2012. For the three and nine months ended September 30, 2013 and 2012, options to purchase 331 thousand and 368 thousand shares of common shares, respectively, at per share prices ranging from $45.20 to $65.50 and $44.62 to $65.50, respectively, were not included in the computation of diluted earnings per share because the options were anti-dilutive.

13. Equity Incentive Plan

All grants of common shares and options to purchase common shares are issued under the Company's 2007 Equity Incentive Plan and an aggregate of 3,650,000 common shares, options to purchase common shares and restricted share units, subject to adjustment in the event of certain capital events, may be granted. At September 30, 2013, there were 1,942,628 shares available for grant under the 2007 Equity Incentive Plan.

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

	Number of shares	Option price per share			Weighted avg. exercise price
Outstanding at December 31, 2012	881,338	$18.18	—	$65.50	$38.51
Exercised	(143,272)	18.18	—	47.20	30.64
Granted	115,257	46.86	—	58.09	47.86
Forfeited	(12,658)	36.56	—	60.42	56.90
Outstanding at September 30, 2013	840,665	$18.18	—	$65.50	$40.85
The weighted average fair value of options granted was $12.35 and $12.08 during the nine months ended September 30, 2013 and 2012, respectively. The intrinsic value of stock options exercised was $2.9 million and $1.5 million during the nine months ended September 30, 2013 and 2012, respectively. Additionally, the Company repurchased 66,632 shares into treasury shares in conjunction with the stock options exercised during the nine months ended September 30, 2013 with a total value of $3.4 million. At September 30, 2013, stock-option expense to be recognized in future periods was $2.0 million.

The expense related to share options included in the determination of net income for the nine months ended September 30, 2013 and 2012 was $647 thousand and $709 thousand, respectively. The following assumptions were used in applying the Black-Scholes option pricing model at the grant dates: risk-free interest rate of 1.0% and 1.1% to 1.4% for the nine months ended September 30, 2013 and 2012, respectively, dividend yield of 5.4% to 6.5% for the nine months ended September 30, 2013 and 6.3% to 6.7% for the nine months ended September 30, 2012, volatility factors in the expected market price of the Company’s common shares of 50.7% for the nine months ended September 30, 2013 and 51.3% to 51.4% for the nine months ended September 30, 2012, 0.23% to 0.29% and 0.25% expected forfeiture rate for the nine months ended September 30, 2013 and 2012, respectively, and an expected life of approximately six years for both the nine months ended September 30, 2013 and 2012. The Company uses historical data to estimate the expected life of the option and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Additionally, expected volatility is computed based on the average historical volatility of the Company’s publicly traded shares.
The following table summarizes outstanding options at September 30, 2013:

Exercise price range	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)
$ 18.18 - 19.99	201,859	5.4
20.00 - 29.99	—	0.0
30.00 - 39.99	25,731	4.5
40.00 - 49.99	502,222	5.9
50.00 - 59.99	17,500	6.7
60.00 - 65.50	93,353	3.3
	840,665	5.5	$40.85	$8,231

The following table summarizes exercisable options at September 30, 2013:

Exercise price range	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)
$ 18.18 - 19.99	201,859	5.4
20.00 - 29.99	—	0.0
30.00 - 39.99	18,460	3.8
40.00 - 49.99	292,290	4.0
50.00 - 59.99	10,000	4.6
60.00 - 65.50	93,353	3.3
	615,962	4.3	$38.78	$7,667

Nonvested Shares
A summary of the Company’s nonvested share activity and related information is as follows:

	Number of shares	Weighted avg. grant date fair value	Weighted avg. life remaining
Outstanding at December 31, 2012	322,808	$42.52
Granted	198,833	47.15
Vested	(145,570)	39.88
Forfeited	(4,207)	45.39
Outstanding at September 30, 2013	371,864	$46.00	1.24
The holders of nonvested shares have voting rights and receive dividends from the date of grant. These shares vest ratably over a period of three to four years. The fair value of the nonvested shares that vested was $6.7 million and $7.7 million for the nine months ended September 30, 2013 and 2012, respectively. At September 30, 2013, unamortized share-based compensation expense related to nonvested shares was $9.5 million.

Restricted Share Units
A summary of the Company’s restricted share unit activity and related information is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Life Remaining
Outstanding at December 31, 2012	10,925	$44.62
Granted	17,530	58.38
Vested	(10,925)	44.62
Outstanding at September 30, 2013	17,530	$58.38	0.61

The holders of restricted share units receive dividend equivalents from the date of grant. The share units vest upon the earlier of the day preceding the next annual meeting of shareholders or a change of control. The settlement date for the shares is selected by the non-employee Trustee, and ranges from one year from the grant date to upon termination of service. At September 30, 2013, unamortized share-based compensation expense related to restricted share units was $627 thousand.

14. Discontinued Operations

Included in discontinued operations for the three and nine months ended September 30, 2013 are the operations of the Pope Valley winery, which was held for sale as of September 30, 2013, as well as the operations of a winery and a portion of related vineyards located in Sonoma County, California that was sold on March 18, 2013 and an additional portion of vineyards at the same property that was sold on August 9, 2013 for a total net gain of $0.4 million, one winery located in located in Linden, California that was sold on July 19, 2013 for a gain of $0.08 million, one vineyard and winery property located in Lockeford, California that was sold on July 24, 2013 for a gain of $0.04 million and one vineyard and winery property located in Hopland, California that was sold on August 9, 2013 for a gain of $3.2 million. Included in discontinued operations for the three and nine months ended September 30, 2012 are the operations of the prior mentioned properties as well as the operations of the Carneros custom crush facility and the Buena Vista winery and vineyards, including a gain on sale or acquisition of real estate of $0.4 million (both were sold during 2012). Additionally, included in discontinued operations for the nine months ended September 30, 2013 are certain operations that relate to the settlement of escrow reserves established with the sale of Toronto Dundas Square and, for the nine months ended September 30, 2012, a gain on sale or acquisition of real estate of $0.3 million was recognized related to escrow reserve settlement.

The operating results relating to discontinued operations are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Rental revenue	$163	$1,294	$1,623	$4,179
Tenant reimbursements	—	—	554	—
Mortgage and other financing income	—	—	—	112
Total revenue	163	1,294	2,177	4,291
Property operating expense (benefit)	66	3	38	(720)
Other expense	87	103	241	560
Interest income, net	—	—	(28)	(12)
Impairment charges	—	3,086	—	14,015
Depreciation and amortization	205	1,543	1,728	4,129
Income (loss) before gain on sale or acquisition of real estate	(195)	(3,441)	198	(13,681)
Gain on sale or acquisition of real estate	3,168	—	3,733	720
Net income (loss)	$2,973	$(3,441)	$3,931	$(12,961)

15 . Other Commitments and Contingencies

As of September 30, 2013, the Company had 13 entertainment development projects under construction or under redevelopment for which it has commitments to fund approximately $52.5 million, nine education development project under construction for which it has commitments to fund approximately $49.0 million and five recreation development projects under construction for which it has commitments to fund approximately $43.1 million. Development costs are advanced by the Company in periodic draws. If the Company determines that construction is not being completed in accordance with the terms of the development agreement, it can discontinue funding construction draws. The Company has agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

The Company has certain commitments related to its mortgage note investments that it may be required to fund in the future. The Company is generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of September 30, 2013, the Company had nine mortgage notes receivable with commitments totaling approximately $16.4 million. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

The Company has provided guarantees of the payment of certain economic development revenue bonds totaling $20.4 million related to two theatres in Louisiana for which the Company earns a fee at annual rates of 2.88% to 4.00% over the 30-year terms of the related bonds. The Company has recorded $8.7 million as a deferred asset included in other assets and $8.7 million included in other liabilities in the accompanying consolidated balance sheet as of September 30, 2013 related to these guarantees. No amounts have been accrued as a loss contingency related to these guarantees because payment by the Company is not probable.

On September 18, 2013, the United States District Court for the Southern District of New York dismissed the complaint filed by Concord Associates, L.P. and six other companies affiliated with Louis Cappelli (the Cappelli group) against the Company and certain of its subsidiaries, Empire Resorts, Inc. and Monticello Raceway Management, Inc. (collectively Empire), and Kien Huat Realty III Limited and Genting New York LLC (collectively, Genting). The complaint alleged, among other things, that the Company and its subsidiaries had conspired with Empire to monopolize the racing and gaming market in the Catskills by entering into exclusivity and development agreements to develop a comprehensive resort destination in Sullivan County, New York. The plaintiffs are seeking $500 million in damages (trebled to $1.5 billion under antitrust law), punitive damages, and injunctive relief. The District Court dismissed plaintiffs’ federal antitrust claims against all defendants with prejudice, and dismissed the pendent state law claims against Empire and Genting without prejudice, meaning they could be further pursued in state court. The plaintiffs have filed a motion for reconsideration with the District Court, seeking permission to file a Second Amended Complaint, and also have filed a Notice of Appeal.

The Company has not determined that losses related to these matters are probable. Because of the favorable ruling from the District Court and the pending appeal, together with the inherent difficulty of predicting the outcome of litigation generally, the Company does not have sufficient information to determine the amount or range of reasonably possible loss with respect to these matters. The Company's assessments are based on estimates and assumptions that have been deemed reasonable by management, but that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause the Company to change those estimates and assumptions. The Company intends to vigorously defend the claims asserted against the Company and certain of its subsidiaries by the Cappelli Group, for which the Company believes it has meritorious defenses, but there can be no assurances as to its outcome.

16. Segment Information

The Company groups investments into four reportable operating segments: entertainment, education, recreation and other. The financial information summarized below is presented by reportable operating segment, consistent with how the Company regularly reviews and manages its business:

Balance Sheet Data:
	As of September 30, 2013
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Total Assets	$1,851,592	$504,223	$477,132	$209,924	$92,402	$3,135,273

	As of December 31, 2012
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Total Assets	$1,818,712	$376,048	$427,977	$252,444	$71,549	$2,946,730

Operating Data:
	Three Months Ended September 30, 2013
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Rental revenue	$54,800	$4,422	$2,682	$305	$—	$62,209
Tenant reimbursements	4,552	—	—	—	—	4,552
Other income	29	—	—	1,373	39	1,441
Mortgage and other financing income	2,258	8,507	8,807	67	—	19,639
Total revenue	61,639	12,929	11,489	1,745	39	87,841

Property operating expense	6,365	—	—	214	—	6,579
Other expense	—	—	—	204	—	204
Total investment expenses	6,365	—	—	418	—	6,783
Net operating income - before unallocated items	55,274	12,929	11,489	1,327	39	81,058

Reconciliation to Consolidated Statements of Income:
General and administrative expense						(6,764)
Costs associated with loan refinancing or payoff						(223)
Interest expense, net						(20,435)
Transaction costs						(317)
Depreciation and amortization						(13,141)
Equity in income from joint ventures						351
Discontinued operations:
Loss from discontinued operations						(195)
Gain on sale or acquisition of real estate						3,168
Net income						43,502
Preferred dividend requirements						(5,951)
Net income available to common shareholders of EPR Properties						$37,551

	Three Months Ended September 30, 2012
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Rental revenue	$56,025	$2,602	$797	$331	$—	$59,755
Tenant reimbursements	4,608	—	—	—	—	4,608
Other income	25	—	—	178	—	203
Mortgage and other financing income	1,427	7,563	7,968	18	—	16,976
Total revenue	62,085	10,165	8,765	527	—	81,542

Property operating expense	5,801	—	—	138	—	5,939
Other expense	4	—	—	250	201	455
Total investment expenses	5,805	—	—	388	201	6,394
Net operating income - before unallocated items	56,280	10,165	8,765	139	(201)	75,148

Reconciliation to Consolidated Statements of Income:
General and administrative expense						(5,486)
Costs associated with loan refinancing or payoff						(477)
Interest expense, net						(19,994)
Transaction costs						(184)
Depreciation and amortization						(11,733)
Equity in income from joint ventures						342
Discontinued operations:
Loss from discontinued operations						(355)
Impairment charges						(3,086)
Net income						34,175
Noncontrolling interests						(24)
Preferred dividend requirements						(6,002)
Net income available to common shareholders of EPR Properties						$28,149

	For the Nine Months Ended September 30, 2013
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Rental revenue	$164,305	$10,732	$6,373	$1,348	$—	$182,758
Tenant reimbursements	13,748	—	—	—	—	13,748
Other income	77	—	—	1,451	10	1,538
Mortgage and other financing income	6,685	24,609	24,151	225	—	55,670
Total revenue	184,815	35,341	30,524	3,024	10	253,714

Property operating expense	19,341	—	—	263	—	19,604
Other expense	—	—	—	508	—	508
Total investment expenses	19,341	—	—	771	—	20,112
Net operating income - before unallocated items	165,474	35,341	30,524	2,253	10	233,602

Reconciliation to Consolidated Statements of Income:
General and administrative expense						(19,468)
Costs associated with loan refinancing or payoff						(6,166)
Gain on early extinguishment of debt						4,539
Interest expense, net						(60,424)
Transaction costs						(859)
Depreciation and amortization						(39,140)
Equity in income from joint ventures						1,168
Discontinued operations:
Income from discontinued operations						198
Gain on sale or acquisition of real estate						3,733
Net income						117,183
Preferred dividend requirements						(17,855)
Net income available to common shareholders of EPR Properties						$99,328

	For the Nine Months Ended September 30, 2012
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Rental revenue	$165,620	$5,742	$2,114	$888	$—	$174,364
Tenant reimbursements	13,794	—	—	—	—	13,794
Other income	71	—	—	265	—	336
Mortgage and other financing income	2,373	22,406	22,016	66	—	46,861
Total revenue	181,858	28,148	24,130	1,219	—	235,355

Property operating expense	17,238	—	—	761	—	17,999
Other expense	4	—	—	585	460	1,049
Total investment expenses	17,242	—	—	1,346	460	19,048
Net operating income - before unallocated items	164,616	28,148	24,130	(127)	(460)	216,307

Reconciliation to Consolidated Statements of Income:
General and administrative expense						(17,774)
Costs associated with loan refinancing or payoff						(477)
Interest expense, net						(56,594)
Transaction costs						(373)
Impairment charges						(1,914)
Depreciation and amortization						(34,497)
Equity in income from joint ventures						666
Discontinued operations:
Income from discontinued operations						334
Impairment charges						(14,015)
Gain on sale or acquisition of real estate						720
Net income						92,383
Noncontrolling interests						(61)
Preferred dividend requirements						(18,005)
Net income available to common shareholders						$74,317

17. Condensed Consolidating Financial Statements

A portion of the Company's subsidiaries have guaranteed the Company’s indebtedness under the Company's unsecured senior notes, unsecured revolving credit facility and unsecured term loan facility. The guarantees are joint and several, full and unconditional and subject to customary release provisions. The following summarizes the Company’s condensed consolidating information as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012 (in thousands):
Condensed Consolidating Balance Sheet As of September 30, 2013

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets
Rental properties, net	$—	$1,217,832	$715,950	$—	$1,933,782
Rental properties held for sale, net	—	—	2,788	—	2,788
Land held for development	—	—	200,325	—	200,325
Property under development	—	81,459	4,589	—	86,048
Mortgage notes and related accrued interest receivable	11,796	458,833	43,442	—	514,071
Investment in a direct financing lease, net	—	240,990	—	—	240,990
Investment in joint ventures	8,291	—	5,392	—	13,683
Cash and cash equivalents	16,915	147	7,079	—	24,141
Restricted cash	150	15,813	2,147	—	18,110
Deferred financing costs, net	17,774	5,793	751	—	24,318
Accounts receivable, net	131	20,581	19,614	—	40,326
Intercompany notes receivable	191,187	—	4,433	(195,620)	—
Investments in subsidiaries	2,416,840	—	—	(2,416,840)	—
Other assets	18,822	5,517	12,352	—	36,691
Total assets	$2,681,906	$2,046,965	$1,018,862	$(2,612,460)	$3,135,273
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$30,235	$20,670	$7,368	$—	$58,273
Dividends payable	18,587	—	—	—	18,587
Unearned rents and interest	—	17,812	1,167	—	18,979
Intercompany notes payable	—	—	195,620	(195,620)	—
Long-term debt	1,140,000	68,000	337,973	—	1,545,973
Total liabilities	1,188,822	106,482	542,128	(195,620)	1,641,812
EPR Properties shareholders’ equity	1,493,084	1,940,483	476,357	(2,416,840)	1,493,084
Noncontrolling interests	—	—	377	—	377
Total equity	$1,493,084	$1,940,483	$476,734	$(2,416,840)	$1,493,461
Total liabilities and equity	$2,681,906	$2,046,965	$1,018,862	$(2,612,460)	$3,135,273

Condensed Consolidating Balance Sheet As of December 31, 2012

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets
Rental properties, net	$—	$1,113,658	$771,435	$—	$1,885,093
Rental properties held for sale, net	—	—	2,788	—	2,788
Land held for development	—	—	196,177	—	196,177
Property under development	—	25,419	3,957	—	29,376
Mortgage notes and related accrued interest receivable	—	414,075	41,677	—	455,752
Investment in a direct financing lease, net	—	234,089	—	—	234,089
Investment in joint ventures	7,250	—	4,721	—	11,971
Cash and cash equivalents	1,531	651	8,482	—	10,664
Restricted cash	—	9,715	14,276	—	23,991
Deferred financing costs, net	13,563	4,812	1,304	—	19,679
Accounts receivable, net	139	16,830	21,769	—	38,738
Intercompany notes receivable	103,104	—	4,147	(107,251)	—
Investments in subsidiaries	2,231,079	—	—	(2,231,079)	—
Other assets	21,482	3,956	12,974	—	38,412
Total assets	$2,378,148	$1,823,205	$1,083,707	$(2,338,330)	$2,946,730
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$37,441	$16,662	$11,378	$—	$65,481
Dividends payable	41,186	—	—	—	41,186
Unearned rents and interest	—	7,393	3,940	—	11,333
Intercompany notes payable	—	—	107,251	(107,251)	—
Long-term debt	840,000	53,315	475,517	—	1,368,832
Total liabilities	918,627	77,370	598,086	(107,251)	1,486,832
EPR Properties shareholders’ equity	1,459,521	1,745,835	485,244	(2,231,079)	1,459,521
Noncontrolling interests	—	—	377	—	377
Total equity	$1,459,521	$1,745,835	$485,621	$(2,231,079)	$1,459,898
Total liabilities and equity	$2,378,148	$1,823,205	$1,083,707	$(2,338,330)	$2,946,730

Condensed Consolidating Statement of Income Three Months Ended September 30, 2013

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantors Subsidiaries	Consolidated Elimination	Consolidated
Rental revenue	$—	$38,644	$23,565	$—	$62,209
Tenant reimbursements	—	419	4,133	—	4,552
Other income	23	(1)	1,419	—	1,441
Mortgage and other financing income	287	18,288	1,064	—	19,639
Intercompany fee income	656	—	—	(656)	—
Interest income on intercompany notes receivable	4,834	—	98	(4,932)	—
Total revenue	5,800	57,350	30,279	(5,588)	87,841
Equity in subsidiaries’ earnings	53,758	—	—	(53,758)	—
Property operating expense	(88)	1,555	5,112	—	6,579
Intercompany fee expense	—	—	656	(656)	—
Other expense	—	—	204	—	204
General and administrative expense	—	4,326	2,438	—	6,764
Costs associated with loan refinancing or payoff	—	188	35	—	223
Interest expense, net	15,706	—	4,729	—	20,435
Interest expense on intercompany notes payable	—	—	4,932	(4,932)	—
Transaction costs	317	—	—	—	317
Depreciation and amortization	273	7,731	5,137	—	13,141
Income before equity in income from joint ventures and discontinued operations	43,350	43,550	7,036	(53,758)	40,178
Equity in income from joint ventures	152	—	199	—	351
Income from continuing operations	$43,502	$43,550	$7,235	$(53,758)	$40,529
Discontinued operations:
Loss from discontinued operations	—	(66)	(129)	—	(195)
Gain on sale or acquisition of real estate	—	—	3,168	—	3,168
Net income	43,502	43,484	10,274	(53,758)	43,502
Preferred dividend requirements	(5,951)	—	—	—	(5,951)
Net income available to common shareholders of EPR Properties	$37,551	$43,484	$10,274	$(53,758)	$37,551
Comprehensive income attributable to EPR Properties	$40,646	$43,418	$10,027	$(53,445)	$40,646

Condensed Consolidating Statement of Income Three Months Ended September 30, 2012

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Rental revenue	$—	$35,957	$23,798	$—	$59,755
Tenant reimbursements	—	492	4,116	—	4,608
Other income	23	2	178	—	203
Mortgage and other financing income	110	15,985	881	—	16,976
Intercompany fee income	683	—	—	(683)	—
Interest income on intercompany notes receivable	4,283	—	89	(4,372)	—
Total revenue	5,099	52,436	29,062	(5,055)	81,542
Equity in subsidiaries’ earnings	39,101	—	—	(39,101)	—
Property operating expense	—	1,091	4,848	—	5,939
Intercompany fee expense	—	—	683	(683)	—
Other expense	—	4	451	—	455
General and administrative expense	—	3,470	2,016	—	5,486
Costs associated with loan refinancing or payoff	1	476	—	—	477
Interest expense, net	9,791	2,652	7,551	—	19,994
Interest expense on intercompany notes payable	—	—	4,372	(4,372)	—
Transaction costs	184	—		—	184
Depreciation and amortization	259	6,454	5,020	—	11,733
Income before equity in income from joint ventures and discontinued operations	33,965	38,289	4,121	(39,101)	37,274
Equity in income from joint ventures	186	—	156	—	342
Income from continuing operations	$34,151	$38,289	$4,277	$(39,101)	$37,616
Discontinued operations:
Loss from discontinued operations	—	(3)	(352)	—	(355)
Impairment charges	—	—	(3,086)	—	(3,086)
Net income	34,151	38,286	839	(39,101)	34,175
Net income attributable to noncontrolling interests	—	—	(24)	—	(24)
Net income attributable to EPR Properties	34,151	38,286	815	(39,101)	34,151
Preferred dividend requirements	(6,002)	—	—	—	(6,002)
Net income available to common shareholders of EPR Properties	$28,149	$38,286	$815	$(39,101)	$28,149
Comprehensive income attributable to EPR Properties	$34,100	$38,147	$2,034	$(40,181)	$34,100

Condensed Consolidating Statement of Income Nine Months Ended September 30, 2013

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Rental revenue	$—	$112,234	$70,524	$—	$182,758
Tenant reimbursements	—	1,396	12,352	—	13,748
Other income	71	—	1,467	—	1,538
Mortgage and other financing income	790	51,626	3,254	—	55,670
Intercompany fee income	1,982	—	—	(1,982)	—
Interest income on intercompany notes receivable	13,332	—	286	(13,618)	—
Total revenue	16,175	165,256	87,883	(15,600)	253,714
Equity in subsidiaries’ earnings	142,259	—	—	(142,259)	—
Property operating expense	(87)	5,292	14,399	—	19,604
Intercompany fee expense	—	—	1,982	(1,982)	—
Other expense	—	—	508	—	508
General and administrative expense	—	12,497	6,971	—	19,468
Costs associated with loan refinancing or payoff	—	188	5,978	—	6,166
Gain on early extinguishment of debt	—	(4,539)	—	—	(4,539)
Interest expense, net	40,159	1,607	18,658	—	60,424
Interest expense on intercompany notes payable	—	—	13,618	(13,618)	—
Transaction costs	859	—	—	—	859
Depreciation and amortization	818	22,657	15,665	—	39,140
Income before equity in income from joint ventures and discontinued operations	116,685	127,554	10,104	(142,259)	112,084
Equity in income from joint ventures	498	—	670	—	1,168
Income from continuing operations	$117,183	$127,554	$10,774	$(142,259)	$113,252
Discontinued operations:
Income (loss) from discontinued operations	—	623	(425)	—	198
Gain on sale or acquisition of real estate	—	—	3,733	—	3,733
Net income attributable to EPR Properties	117,183	128,177	14,082	(142,259)	117,183
Preferred dividend requirements	(17,855)	—	—	—	(17,855)
Net income available to common shareholders of EPR Properties	$99,328	$128,177	$14,082	$(142,259)	$99,328
Comprehensive income attributable to EPR Properties	$114,097	$128,313	$11,963	$(140,276)	$114,097

Condensed Consolidating Statement of Income Nine Months Ended September 30, 2012

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Rental revenue	$—	$103,991	$70,373	$—	$174,364
Tenant reimbursements	—	1,098	12,696	—	13,794
Other income	69	(4)	271	—	336
Mortgage and other financing income	313	44,236	2,312	—	46,861
Intercompany fee income	2,026	—	—	(2,026)	—
Interest income on intercompany notes receivable	12,663	—	262	(12,925)	—
Total revenue	15,071	149,321	85,914	(14,951)	235,355
Equity in subsidiaries’ earnings	101,333	—	—	(101,333)	—
Property operating expense	—	3,101	14,898	—	17,999
Intercompany fee expense	—	—	2,026	(2,026)	—
Other expense	—	4	1,045	—	1,049
General and administrative expense	—	11,120	6,654	—	17,774
Costs associated with loan refinancing or payoff	1	476	—	—	477
Interest expense, net	23,312	10,905	22,377	—	56,594
Interest expense on intercompany notes payable	—	—	12,925	(12,925)	—
Transaction costs	373	—		—	373
Impairment charges	—	—	1,914	—	1,914
Depreciation and amortization	767	18,644	15,086	—	34,497
Income before equity in income from joint ventures and discontinued operations	91,951	105,071	8,989	(101,333)	104,678
Equity in income from joint ventures	371		295	—	666
Income from continuing operations	$92,322	$105,071	$9,284	$(101,333)	$105,344
Discontinued operations:
Income from discontinued operations	—	1	333	—	334
Impairment charges	—	—	(14,015)	—	(14,015)
Gain on sale or acquisition of real estate	—	282	438	—	720
Net income (loss)	92,322	105,354	(3,960)	(101,333)	92,383
Net income attributable to noncontrolling interests	—	—	(61)	—	(61)
Net income (loss) attributable to EPR Properties	92,322	105,354	(4,021)	(101,333)	92,322
Preferred dividend requirements	(18,005)	—	—	—	(18,005)
Net income (loss) available to common shareholders of EPR Properties	$74,317	$105,354	$(4,021)	$(101,333)	$74,317
Comprehensive income (loss) attributable to EPR Properties	$89,488	$105,230	$(2,451)	$(102,779)	$89,488

Condensed Consolidating Statement of Cash Flows Nine Months Ended September 30, 2013

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Intercompany fee income (expense)	$1,982	$—	$(1,982)	$—
Interest income (expense) on intercompany receivable/payable	13,332	—	(13,332)	—
Net cash provided (used) by other operating activities	(41,066)	142,864	54,355	156,153
Net cash provided (used) by operating activities of continuing operations	(25,752)	142,864	39,041	156,153
Net cash provided by operating activities of discontinued operations	—	67	2,155	2,222
Net cash provided (used) by operating activities	(25,752)	142,931	41,196	158,375
Investing activities:
Acquisition of rental properties and other assets	(217)	(17,347)	(9,635)	(27,199)
Proceeds from sale of real estate	—	—	796	796
Investment in unconsolidated joint ventures	(1,021)	—	—	(1,021)
Investment in mortgage notes receivable	(11,797)	(43,802)	(1,265)	(56,864)
Proceeds from mortgage note receivable paydown	—	137	1,698	1,835
Investment in promissory notes receivable	—	(1,278)	—	(1,278)
Proceeds from promissory notes receivable paydown	117	—	909	1,026
Investment in a direct financing lease, net	—	(3,262)	—	(3,262)
Additions to property under development	—	(139,726)	(4,799)	(144,525)
Investment in (repayment of) intercompany notes payable	(88,083)	—	88,083	—
Advances to subsidiaries, net	(41,409)	45,050	(3,641)	—
Net cash provided (used) by investing activities of continuing operations	(142,410)	(160,228)	72,146	(230,492)
Net proceeds from sale of real estate from discontinued operations	—	—	46,490	46,490
Net cash provided (used) by investing activities	(142,410)	(160,228)	118,636	(184,002)
Financing activities:
Proceeds from long-term debt facilities	300,000	249,000	—	549,000
Principal payments on long-term debt	—	(229,740)	(155,091)	(384,831)
Deferred financing fees paid	(5,619)	(2,468)	(19)	(8,106)
Costs associated with loan refinancing or payoff (cash portion)	—	—	(5,790)	(5,790)
Net proceeds from issuance of common shares	43,659	—	—	43,659
Impact of stock option exercises, net	947	—	—	947
Purchase of common shares for treasury	(3,246)	—	—	(3,246)
Dividends paid to shareholders	(152,195)	—	—	(152,195)
Net cash provided (used) by financing activities	183,546	16,792	(160,900)	39,438
Effect of exchange rate changes on cash	—	1	(335)	(334)
Net increase (decrease) in cash and cash equivalents	15,384	(504)	(1,403)	13,477
Cash and cash equivalents at beginning of the period	1,531	651	8,482	10,664
Cash and cash equivalents at end of the period	$16,915	$147	$7,079	$24,141

Condensed Consolidating Statement of Cash Flows Nine Months Ended September 30, 2012

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Intercompany fee income (expense)	$2,026	$—	$(2,026)	$—
Interest income (expense) on intercompany receivable/payable	12,663	—	(12,663)	—
Net cash provided (used) by other operating activities	(20,457)	117,996	39,572	137,111
Net cash provided (used) by operating activities of continuing operations	(5,768)	117,996	24,883	137,111
Net cash provided by operating activities of discontinued operations	—	1,050	7,280	8,330
Net cash provided (used) by operating activities	(5,768)	119,046	32,163	145,441
Investing activities:
Acquisition of rental properties and other assets	(309)	(40,338)	(1,447)	(42,094)
Investment in unconsolidated joint ventures	(1,131)	—	—	(1,131)
Investment in mortgage note receivable	—	(51,588)	(20,320)	(71,908)
Proceeds from sale of investment in a direct financing lease, net	—	4,494	—	4,494
Additions to property under development	—	(80,122)	(8,843)	(88,965)
Investment in (repayment of) intercompany notes payable	(1,756)	—	1,756	—
Advances to subsidiaries, net	(434,967)	444,285	(9,318)	—
Net cash provided (used) by investing activities of continuing operations	(438,163)	276,731	(38,172)	(199,604)
Net proceeds from sale of real estate from discontinued operations	—	282	12,687	12,969
Net cash provided (used) by investing activities	(438,163)	277,013	(25,485)	(186,635)
Financing activities:
Proceeds from long-term debt facilities	590,000	208,000		798,000
Principal payments on long-term debt	—	(604,621)	(11,779)	(616,400)
Deferred financing fees paid	(5,769)	—	(28)	(5,797)
Costs associated with loan refinancing or payoff (cash portion)	—	(38)	—	(38)
Net proceeds from issuance of common shares	179	—	—	179
Impact of stock option exercises, net	(485)	—	—	(485)
Purchase of common shares for treasury	(3,232)	—	—	(3,232)
Dividends paid to shareholders	(120,856)	—	—	(120,856)
Net cash provided (used) by financing activities	459,837	(396,659)	(11,807)	51,371
Effect of exchange rate changes on cash	—	(3)	208	205
Net increase (decrease) in cash and cash equivalents	15,906	(603)	(4,921)	10,382
Cash and cash equivalents at beginning of the period	1,932	1,243	11,450	14,625
Cash and cash equivalents at end of the period	$17,838	$640	$6,529	$25,007

18. Subsequent Events

On October 7, 2013, the Company closed on the acquisition of the Camelback Mountain Ski Resort located in Tannersville, Pennsylvania. The property was acquired for a purchase price of $69.3 million. The resort consists of 160 acres of skiable terrain and includes a waterpark, an outdoor adventure park, a 40 lane tubing facility and base lodge. The property is leased under a long-term triple net lease. In addition, the Company has agreed to finance an additional $110.7 million to construct a water-park hotel on the property.

On October 8, 2013, the Company completed the acquisition of its partner's interest in the Atlantic-EPR I and Atlantic-EPR II joint ventures for a net purchase price of $18.6 million. See Note 7 for details on these joint ventures.

During the nine months ended September 30, 2013, the Company issued 878,242 common shares pursuant to a registered public offering under the direct share purchase component of the Dividend Reinvestment and Direct Share Purchase Plan for net proceeds after expenses of $43.4 million. In addition, on October 23, 2013, the Company issued 3.6 million common shares in a registered public offering for total net proceeds, after the underwriting discount and offering expenses, of approximately $174.0 million.

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

Overview

Business

Our principal business objective is to enhance shareholder value by achieving predictable and increasing Funds From Operations ("FFO") and dividends per share. Our prevailing strategy is to focus on long-term investments in a limited number of categories in which we maintain a depth of knowledge and relationships, and which we believe offer sustained performance throughout all economic cycles. Our investment portfolio includes ownership of and long-term mortgages on entertainment, education and recreation properties. Substantially all of our owned single-tenant properties are leased pursuant to long-term triple net leases, under which the tenants typically pay all operating expenses of the property. Tenants at our owned multi-tenant properties are typically required to pay common area maintenance charges to reimburse us for their pro-rata portion of these costs.

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

As of September 30, 2013, our total assets exceeded $3.1 billion (after accumulated depreciation of approximately $0.4 billion) which included investments in 118 megaplex theatre properties (including two joint venture properties), 47 public charter school properties, one early education center and various other entertainment and recreation properties located in 37 states, the District of Columbia and Ontario, Canada. The combined owned portfolio consisted of 14.2 million square feet and was 99% leased. As of September 30, 2013, we had invested approximately $286.4 million in development land and property under development and approximately $514.1 million in mortgage financing for entertainment, education and recreation properties.

Our total investments were approximately $3.4 billion at September 30, 2013. Total investments is defined herein as the sum of the carrying values of rental properties and rental properties held for sale (before accumulated depreciation), land held for development, property under development, mortgage notes receivable (including related accrued interest receivable), net, investment in a direct financing lease, net, investment in joint ventures, intangible assets (before accumulated amortization) and notes receivable and related accrued interest receivable, net. Below is a reconciliation of the carrying value of total investments to the constituent items in the consolidated balance sheet at September 30, 2013 (in thousands):

Rental properties, net of accumulated depreciation	$1,933,782
Rental properties held for sale, net of accumulated depreciation	2,788
Add back accumulated depreciation on rental properties	398,037
Add back accumulated depreciation on rental properties held for sale	319
Land held for development	200,325
Property under development	86,048
Mortgage notes and related accrued interest receivable	514,071
Investment in a direct financing lease, net	240,990
Investment in joint ventures	13,683
Intangible assets, gross(1)	14,244
Notes receivable and related accrued interest receivable, net(1)	5,011
Total investments	$3,409,298

(1)	Included in other assets in the accompanying consolidated balance sheet. Other assets includes the following:
	Intangible assets, gross	$14,244
	Less: accumulated amortization on intangible assets	(11,540)
	Notes receivable and related accrued interest receivable, net	5,011
	Prepaid expenses and other current assets	28,976
	Total other assets	$36,691

Management believes that total investments is a useful measure for management and investors as it illustrates across which asset categories the Company’s funds have been invested. Total investments is a non-GAAP financial measure and is not a substitute for total assets under GAAP. It is most directly comparable to the GAAP measure, “Total assets”. Furthermore, total investments may not be comparable to similarly titled financial measures reported by other companies due to differences in the way the Company calculates this measure. Below is a reconciliation of total investments to “Total assets” in the consolidated balance sheet at September 30, 2013 (in thousands):

Total investments	$3,409,298
Cash and cash equivalents	24,141
Restricted cash	18,110
Deferred financing costs, net	24,318
Account receivable, net	40,326
Less: accumulated depreciation on rental properties	(398,037)
Less: accumulated depreciation on rental properties held for sale	(319)
Less: accumulated amortization on intangible assets	(11,540)
Prepaid expenses and other current assets	28,976
Total assets	$3,135,273

For financial reporting purposes, we group our investments into four reportable operating segments: entertainment, education, recreation and other. Our total investments of $3.4 billion at September 30, 2013 consisted of interests in the following:

•
$2.2 billion or 65% related to entertainment properties which includes megaplex theatres, entertainment retail centers (centers typically anchored by an entertainment component such as a megaplex theatre or live performance venue and containing other entertainment-related or retail properties), family entertainment centers and other retail parcels;

•	$500.7 million or 15% related to education properties which consists of investments in public charter schools as well as early education centers;

•	$463.8 million or 14% related to recreation properties which includes metro ski parks, water-parks and golf entertainment complexes; and

•
$212.4 million or 6% related to other properties, including $195.9 million related to the land held for development in Sullivan County, New York and $14.1 million (before accumulated depreciation) related to vineyards and wineries.

Operating Results

Our total revenue, net income available to common shareholders and Funds From Operations As Adjusted ("FFOAA") are detailed below for the three and nine months ended September 30, 2013 and 2012 (in millions, except per share information):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Increase	2013	2012	Increase
Total revenue	$87.8	$81.5	8%	$253.7	$235.4	8%
Net income available to common shareholders of EPR Properties	37.6	28.1	34%	99.3	74.3	34%
FFOAA per diluted share	1.01	0.96	6%	2.93	2.74	7%

Our total revenue, net income available to common shareholders of EPR Properties and FFOAA per diluted share was favorably impacted for both the three and nine months ended September 30, 2013 over the same periods in the prior year primarily from the results of investment spending in 2012 and 2013 and lower financing rates. Additionally, we recognized $1.2 million in other income for the three months ended September 30, 2013 related to option payments received in connection with a planned casino and resort development in Sullivan County, New York. Our net income available to common shareholders of EPR Properties for the nine months ended September 30, 2013 was also favorably impacted by a $4.5 million gain on early extinguishment of debt and such net income was negatively impacted by $6.2 million in costs associated with loan refinancing or payoff as a result of the repayment of secured debt and amendment of our unsecured revolving credit facility. Our net income available to common shareholders of EPR Properties for the three and nine months ended September 30, 2012 was negatively impacted by impairment charges related to our vineyard and winery properties and, for the three and nine months ended September 30, 2013, was favorably impacted by gains of $3.2 million and $3.7 million, respectively, related to the sale of vineyard and winery properties as we exit that business. FFOAA is a non-GAAP financial measure. For the definitions and further details on the calculations of FFOAA and certain other non-GAAP financial measures, see section below titled "Funds From Operations (FFO), Funds From Operations As Adjusted (FFOAA) and Adjusted Funds from Operations (AFFO)."

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. In preparing these financial statements, management has made its best estimates and assumptions that affect the reported assets and liabilities. The most significant assumptions and estimates relate to consolidation, revenue recognition, depreciable lives of the real estate, the valuation of real estate, accounting for real estate acquisitions, estimating reserves for uncollectible receivables and the accounting for mortgage and other notes receivable, all of which are described as our critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2012. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates. For the nine months ended September 30, 2013, there were no changes to critical accounting policies.

Recent Developments

Debt Financing
On March 4, 2013, we entered into a Discounted Payoff and Settlement Agreement (the "Agreement") regarding one of its loan agreements secured by a theatre property located in Omaha, Nebraska. Pursuant to the Agreement, we made a cash payment of $9.7 million that included a forfeited restricted cash account with a balance of $1.2 million in full satisfaction of the loan. Accordingly, we recorded a gain on early extinguishment of debt of $4.5 million during the nine months ended September 30, 2013.

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
On March 5, 2013, we increased the size of our unsecured term loan facility from $240.0 million to $255.0 million. Additionally, on July 23, 2013, we amended and restated both our $400.0 million unsecured revolving credit facility as well as our $255.0 million unsecured term loan facility.

The amendments to the unsecured revolving credit facility (i) increase the initial amount from $400.0 million to $440.0 million and increase the accordion such that the maximum borrowing amount available under the facility increased from $500.0 million to $600.0 million, (ii) extend the maturity date from October 13, 2015, to July 23, 2017 (with us having the same right as before to extend the loan for one additional year, subject to certain terms and conditions), (iii) lower the interest rate and facility fee pricing based on a grid related to our senior unsecured credit ratings which was LIBOR plus 1.40% and 0.30%, respectively, at closing, (iv) revise certain definitions to broaden the types of properties eligible for consideration in the borrowing base, (v) increase borrowing base availability by increasing the values assigned to our properties and (vi) add four new subsidiary borrowers. We subsequently exercised a portion of the accordion under our new unsecured revolving credit facility to increase the initial borrowing amount available under the facility from $440.0 million to $475.0 million.
The amendments to the unsecured term loan facility (i) increase the initial amount from $255.0 million to $265.0 million and increase the accordion such that the maximum amount available under the facility increased from $350.0 million to $400.0 million, (ii) extend the maturity date from January 5, 2017, to July 23, 2018, (iii) lower the interest rate in all but the lowest rating agencies' ratings categories which was LIBOR plus 1.60% at closing and (iv) add four new subsidiary borrowers.
On August 20, 2013, we assumed $14.4 million in economic development revenue bonds in conjunction with the acquisition of two theatre properties. The bonds have a stated maturity date of October 1, 2037 and bear interest at a variable rate which resets on a weekly basis and was 0.08% at September 30, 2013. The bonds require monthly interest only payments with principal due at maturity.

On September 25, 2013, we assumed a mortgage note payable of $5.4 million in conjunction with the acquisition of a theatre property. The note bears interest at a fixed rate of 5.39% and matures on November 1, 2015. The note requires monthly principal and interest payments of approximately $50 thousand with a final principal payment at maturity of $4.7 million. Upon acquisition, the carrying value of the note approximated fair value.
Issuance of Common Shares
During the nine months ended September 30, 2013, we issued pursuant to a registered public offering 878,242 common shares under the direct share purchase component of the Dividend Reinvestment and Direct Share Purchase Plan for total net proceeds after expenses of $43.4 million.

Additionally, on October 23, 2013, we issued 3.6 million common shares in a registered public offering for total net proceeds, after the underwriting discount and offering expenses, of approximately $174.0 million.

Investment Spending
Our investment spending during the nine months ended September 30, 2013 totaled $252.8 million, and included investments in each of our four operating segments.

Entertainment investment spending during the nine months ended September 30, 2013 totaled $90.4 million, and was related primarily to investments in build-to-suit construction of eight megaplex theatres and two family entertainment centers that are subject to long-term triple net leases or long-term mortgage agreements. In addition, our $90.4 million investment spending included the acquisition of three megaplex theatres located in Louisiana and Alabama, which are leased under long-term triple net lease agreements.

Education investment spending during the nine months ended September 30, 2013 totaled $116.0 million, and was related to investments in build-to-suit construction of 16 public charter schools and five early childhood education centers, as well as the acquisition of an early childhood education center located in Peoria, Arizona, each of which is subject to a long-term triple net lease or long-term mortgage agreement. In addition, our $116.0 million investment spending included the acquisition of a public charter school in Columbia, South Carolina for $3.3 million that is leased under the master lease to Imagine Schools, Inc. ("Imagine").

Recreation investment spending during the nine months ended September 30, 2013 totaled $42.2 million, and was related to fundings under our mortgage notes for improvements at existing ski and water-park properties. In addition, our $42.2 million recreation investment spending related to build-to-suit construction of six TopGolf golf entertainment facilities, as well as funding improvements at our ski property located in Maryland.

Other investment spending during the nine months ended September 30, 2013 totaled $4.2 million and was related to the land held for development in Sullivan County, New York.

Additionally, during the nine months ended September 30, 2013, we extended the maturity of our mortgage loan agreement with Peak Resorts, Inc. from April 1, 2013 to April 1, 2016. The loan is secured by 696 acres of development land at Mt. Snow.

On October 7, 2013, we acquired the Camelback Mountain Ski Resort located in Tannersville, Pennsylvania, for a purchase price of $69.3 million. The resort consists of 160 acres of skiable terrain and includes a waterpark, an outdoor adventure park, a 40 lane tubing facility and base lodge. The property is leased under a long-term triple net lease. In addition, we have agreed to finance an additional $110.7 million to construct a water-park hotel on the property.

On October 8, 2013, we acquired our partner's interest in the Atlantic-EPR I and Atlantic-EPR II joint ventures for a net purchase price of $18.6 million.

The following details our investment spending during the nine months ended September 30, 2013 and 2012 (in thousands):

For the Nine Months Ended September 30, 2013
Operating Segment	Total Investment Spending	New Development	Re-development	Asset Acquisition	Investment in Mortgage Notes	Investment in Joint Ventures
Entertainment	$90,350	$45,730	$4,513	$26,025	$13,061	$1,021
Education	116,019	69,933	—	16,922	29,164	—
Recreation	42,244	25,229	—	1,096	15,919	—
Other	4,149	4,149	—	—	—	—
Total Investment Spending	$252,762	$145,041	$4,513	$44,043	$58,144	$1,021

For the Nine Months Ended September 30, 2012
Operating Segment	Total Investment Spending	New Development	Re-development	Asset Acquisition	Investment in Mortgage Notes	Investment in Joint Ventures
Entertainment	$85,733	$23,201	$8,418	$16,983	$36,000	$1,131
Education	68,606	49,100	—	—	19,506	—
Recreation	40,986	—	—	27,323	13,663	—
Other	6,985	6,985	—	—	—	—
Total Investment Spending	$202,310	$79,286	$8,418	$44,306	$69,169	$1,131

The above amounts include $79 thousand and $85 thousand in capitalized payroll for the nine months ended September 30, 2013 and 2012, respectively. Additionally, the above amounts include $2.1 million and $435 thousand in capitalized interest and $1.1 million in capitalized other general and administrative direct project costs for both the nine months ended September 30, 2013 and 2012. In addition, we had $1.1 million and $1.9 million of maintenance capital expenditures for the nine months ended September 30, 2013 and 2012, respectively.

Vineyards and Wineries
During the nine months ended September 30, 2013, the Company sold four winery and vineyard properties located in California. The total proceeds for these sales were $46.5 million and the Company recognized a net gain of $3.7 million. The results of operations of these properties have been classified within discontinued operations.

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

Accordingly, as of September 30, 2013, we have 20 schools that are occupied and operated by Imagine, three schools that have been subleased by Imagine, one non-operational school which we exchanged for an operational school subsequent to September 30, 2013, and three schools that remain non-operational. For these remaining non-operational schools, Imagine continues to seek further opportunities for sale or sublease. Imagine remains responsible for payments on all 27 properties under the master lease and was current as of September 30, 2013. We do not anticipate any delay in future payments under the master lease, and as additional credit support we continue to hold a $16.4 million letter of credit from Imagine.

Results of Operations

Three months ended September 30, 2013 compared to three months ended September 30, 2012

Rental revenue was $62.2 million for the three months ended September 30, 2013 compared to $59.8 million for the three months ended September 30, 2012. Rental revenue increased $2.4 million from the prior period. This increase resulted primarily from $4.4 million of rental revenue related to property acquisitions completed in 2013 and 2012 and was partially offset by a net decrease of $2.0 million in rental revenue on existing properties. Percentage rents of $1.3 million and $0.5 million were recognized during the three months ended September 30, 2013 and 2012, respectively. Straight-line rents of $1.4 million and $2.0 million were recognized during the three months ended September 30, 2013 and 2012, respectively.

During the three months ended September 30, 2013, we experienced a decrease of 45.5% in rental rates on approximately 56,000 square feet with respect to one new lease on an existing property. There were no tenant improvements or leasing commissions related to these renewals.
Other income for the three months ended September 30, 2013 was $1.4 million compared to $0.2 million. The $1.2 million increase is primarily due to option payments earned related to the planned casino and resort development in Sullivan County, New York.
Mortgage and other financing income for the three months ended September 30, 2013 was $19.6 million compared to $17.0 million for the three months ended September 30, 2012. The $2.6 million increase is primarily due to increased real estate lending activities. We also recognized participating interest income of $0.9 million and $0.8 million from
SVVI for the three months ended September 30, 2013 and 2012, respectively.

Our property operating expense totaled $6.6 million for the three months ended September 30, 2013 compared to $5.9 million for the three months ended September 30, 2012. These property operating expenses primarily arise from the operations of our entertainment retail centers and other specialty properties. The $0.7 million increase resulted primarily from increases in property tax, vacant space and bad debt expenses at these properties.

Our general and administrative expense totaled $6.8 million for the three months ended September 30, 2013 compared to $5.5 million for the three months ended September 30, 2012. The increase of $1.3 million is primarily due to an increase in payroll related expenses.

Costs associated with loan refinancing or payoff for the three months ended September 30, 2013 were $0.2 million and were primarily related to the amendments to our unsecured revolving credit facility. For further detail, see Note 8 to the consolidated financial statements included in this Form 10-Q. Costs associated with loan refinancing for the three months ended September 30, 2012 were $0.5 million and related to the prepayment of our mortgage notes payable totaling $167.6 million.

Our net interest expense increased by $0.4 million to $20.4 million for the three months ended September 30, 2013 from $20.0 million for the three months ended September 30, 2012. This increase resulted primarily from an increase in average borrowings and was partially offset by a decreased weighted-average interest rate used to finance our real estate acquisitions and fund our mortgage notes receivable.

Depreciation and amortization expense totaled $13.1 million for the three months ended September 30, 2013 compared to $11.7 million for the three months ended September 30, 2012. The $1.4 million increase resulted primarily from asset acquisitions completed in 2013 and 2012.

Loss from discontinued operations totaled $0.2 million for the three months ended September 30, 2013 and included the operations of the Pope Valley vineyard and winery which was held for sale as of September 30, 2013, as well as the operations of three vineyard and winery properties that were sold during the third quarter of 2013. Loss from discontinued operations totaled $3.4 million (including $3.1 million in impairment charges) for the three months ended September 30, 2012 and related to the above mentioned properties as well as the the operations of a winery and a portion of related vineyards located in Sonoma County, California that was sold on March 18, 2013 and the operations of the Carneros custom crush facility and the Buena Vista winery and vineyards, which were both sold during 2012. For further detail, see Note 14 to the consolidated financial statements included in this Form 10-Q.

Gain on sale or acquisition of real estate from discontinued operations was $3.2 million for the three months ended September 30, 2013 and was due to the sale of three vineyard and winery properties during the third quarter of 2013. For further detail, see Notes 4 and 14 to the consolidated financial statements included in this Form 10-Q. There was no gain on sale or acquisition of real estate for the three months ended September 30, 2012.

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012

Rental revenue was $182.8 million for the nine months ended September 30, 2013 compared to $174.4 million for the nine months ended September 30, 2012. Rental revenue increased $8.4 million from the prior period. This increase resulted primarily from $10.6 million of rental revenue related to property acquisitions completed in 2013 and 2012 and was partially offset by a net decrease of $2.2 million in rental revenue on existing properties. Percentage rents of $2.2 million and $1.1 million were recognized during the nine months ended September 30, 2013 and 2012, respectively. Straight-line rents of $3.3 million and $3.6 million were recognized during the nine months ended September 30, 2013 and 2012, respectively.

During the nine months ended September 30, 2013, we experienced a decrease of 29.7% in rental rates on approximately 692,000 square feet with respect to five lease renewals and two new leases on existing properties. Additionally, we have funded or have agreed to fund a weighted average of up to $27.88 per square foot in tenant improvements for which we receive additional rent. There were no leasing commissions related to these renewals.
Other income for the nine months ended September 30, 2013 was $1.5 million compared to $0.3 million. The $1.2 million increase is primarily due to option payments earned related to the planned casino and resort development in Sullivan County, New York.
Mortgage and other financing income for the nine months ended September 30, 2013 was $55.7 million compared to $46.9 million for the nine months ended September 30, 2012. The $8.8 million increase is primarily due to increased real estate lending activities. We also recognized participating interest income of $0.9 million and $0.8 million from
SVVI for the nine months ended September 30, 2013 and 2012, respectively.

Our property operating expense totaled $19.6 million for the nine months ended September 30, 2013 compared to $18.0 million for the nine months ended September 30, 2012. These property operating expenses primarily arise from the operations of our retail centers and other specialty properties. The $1.6 million increase resulted primarily from increases in property tax, vacant space and bad debt expenses at these properties.

Other expense for the nine months ended September 30, 2013 was $0.5 million compared to $1.0 million for the nine months ended September 30, 2012. The $0.5 million decrease is primarily due to more favorable net settlement of foreign currency forward and swap contracts.

Our general and administrative expense totaled $19.5 million for the nine months ended September 30, 2013 compared to $17.8 million for the nine months ended September 30, 2012. The increase of $1.7 million is primarily due to an increase in payroll related expenses.

Costs associated with loan refinancing or payoff for the nine months ended September 30, 2013 were $6.2 million and were related to our repayment of secured fixed rate mortgage debt as well as the amendments to our unsecured revolving credit facility. Costs associated with loan refinancing for the nine months ended September 30, 2012 were $0.5 million and related to the prepayment of our mortgage notes payable totaling $167.6 million.

Gain on early extinguishment of debt for the nine months ended September 30, 2013 was $4.5 million and related to our discounted payoff of a mortgage loan secured by a theatre property located in Omaha, Nebraska. There was no gain on early extinguishment of debt for the nine months ended September 30, 2012.

Our net interest expense increased by $3.8 million to $60.4 million for the nine months ended September 30, 2013 from $56.6 million for the nine months ended September 30, 2012. This increase resulted from an increase in average borrowings and was partially offset by a decreased weighted-average interest rate used to finance our real estate acquisitions and fund our mortgage notes receivable.

Transaction costs totaled $0.9 million for the nine months ended September 30, 2013 compared to $0.4 million for the nine months ended September 30, 2012. The increase of $0.5 million is due to an increase in write offs of costs associated with terminated transactions and potential business combinations.

There were no impairment charges for the nine months ended September 30, 2013. Impairment charges for the nine months ended September 30, 2012 were $1.9 million and related to certain of our vineyard and winery properties.

Depreciation and amortization expense totaled $39.1 million for the nine months ended September 30, 2013 compared to $34.5 million for the nine months ended September 30, 2012. The $4.6 million increase resulted primarily from asset acquisitions completed in 2013 and 2012.

Equity in income from joint ventures totaled $1.2 million for the nine months ended September 30, 2013 compared to $0.7 million for the nine months ended September 30, 2012. The $0.5 million increase is primarily due to an increase in income from our joint venture projects located in China.

Income from discontinued operations totaled $0.2 million for the nine months ended September 30, 2013 and included the operations of the Pope Valley vineyard and winery which was held for sale as of September 30, 2013 as well as the operations of a winery and a portion of related vineyards located in Sonoma County, California that was sold on March 18, 2013. Additionally, income from discontinued operations included certain operations that relate to the settlement of escrow reserves established with the sale of Toronto Dundas Square and the operations of three vineyard and winery properties that were sold during the third quarter of 2013. Loss from discontinued operations totaled $13.7 million (including $14.0 million in impairment charges) for the nine months ended September 30, 2012 and related to the above mentioned properties as well as the operations of the Carneros custom crush facility and the Buena Vista winery and vineyards, which were both sold during 2012.

Gain on sale or acquisition of real estate of $3.7 million for the nine months ended September 30, 2013 related to the sale of a winery and a portion of related vineyards located in Sonoma County, California during the first quarter of 2013 as well as the sale of three vineyard and winery properties during the third quarter of 2013. Gain on sale or acquisition of real estate from discontinued operations was $0.7 million for the nine months ended September 30, 2012 and was due to the settlement of certain reserves established with the March 29, 2011 sale of Toronto Dundas Square ($0.3 million) as well as the sale of a portion of our Buena Vista vineyard on May 25, 2012 ($0.4 million).

Preferred dividend requirements were $17.9 million and $18.0 million for the nine months ended September 30, 2013 and 2012, respectively. The preferred dividend requirement decreased $0.1 million over the prior period due to a decrease of $6.3 million resulting from the redemption of 4.6 million Series D preferred shares on November 5, 2012, which was partially offset by an increase of $6.2 million due to the issuance of 5.0 million Series F preferred shares on October 12, 2012.

Liquidity and Capital Resources

Cash and cash equivalents were $24.1 million at September 30, 2013. In addition, we had restricted cash of $18.1 million at September 30, 2013. Of the restricted cash at September 30, 2013, $14.7 million relates to cash held for our borrowers’ debt service reserves for mortgage notes receivable, $0.1 million relates to escrow balances required in connection with the sale of Toronto Dundas Square and the balance represents deposits required in connection with debt service, payment of real estate taxes and capital improvements.

Mortgage Debt, Senior Notes, Credit Facility and Term Loan

As of September 30, 2013, we had total debt outstanding of $1.5 billion of which $313.0 million was fixed rate mortgage debt secured by a portion of our rental properties and mortgage notes receivable. The fixed rate mortgage debt had a weighted average interest rate of approximately 5.9% at September 30, 2013.

At September 30, 2013, we had outstanding $875.0 million in aggregate principal amount of unsecured senior notes ranging in interest rates from 5.25% to 7.75%. All of these notes are guaranteed by certain of our subsidiaries. The notes contain various covenants, including: (i) a limitation on incurrence of any debt which would cause the ratio of our debt to adjusted total assets to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause the ratio of secured debt to adjusted total assets to exceed 40%; (iii) a limitation on incurrence of any debt which would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of our total unencumbered assets such that they are not less than 150% of our outstanding unsecured debt.

At September 30, 2013, we had $68.0 million outstanding under our $475.0 million unsecured revolving credit facility, with interest at a floating rate of LIBOR plus 140 basis points, which was 1.58% at September 30, 2013. The unsecured revolving credit facility has a term expiring July 23, 2017 with a one year extension available at our option, subject to certain terms and conditions. The amount that we are able to borrow on our unsecured revolving credit facility is a function of the values and advance rates, as defined by the credit agreement, assigned to the assets included in the borrowing base less outstanding letters of credit and less other liabilities. The unsecured revolving credit facility also contains an "accordion" feature allowing it to be increased by up to an additional $125.0 million upon satisfaction of certain conditions.

At September 30, 2013, we also had a $265.0 million unsecured term loan facility, with interest at a floating rate of LIBOR plus 160 basis points, which was 1.78% at September 30, 2013, and $240.0 million of this LIBOR-based debt has been fixed with interest rate swaps at 2.51% through January 5, 2016 and 2.38% from January 5, 2016 to July 5, 2017. The loan matures on July 23, 2018. The unsecured term loan facility also contains an "accordion" feature allowing it to be increased by up to an additional $135.0 million upon satisfaction of certain conditions.

Our unsecured revolving credit facility and our unsecured term loan facility contain substantially identical financial covenants that limit our levels of consolidated debt, secured debt, investment levels outside certain categories and dividend distributions, and require minimum coverage levels for fixed charges and unsecured debt service costs. Additionally, our unsecured revolving credit facility, unsecured term loan facility and our unsecured senior notes contain cross-default provisions that go into effect if we default on any of our obligations for borrowed money or credit in an amount exceeding $25.0 million ($50.0 million for the 5.25% unsecured senior notes), unless such default has been waived or cured within a specified period of time. We were in compliance with all financial covenants under our debt instruments at September 30, 2013.

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

Certain of our other long-term debt agreements contain customary restrictive covenants related to financial and operating performance as well as certain cross-default provisions. We were in compliance with all financial covenants at September 30, 2013.

During the nine months ended September 30, 2013, we issued pursuant to a registered public offering 878,242 common shares under the direct share purchase component of the Dividend Reinvestment and Direct Share Purchase Plan for total net proceeds after expenses of approximately $43.4 million.

On October 23, 2013, we issued 3.6 million common shares in a registered public offering for total net proceeds, after the underwriting discount and offering expenses, of approximately $174.0 million.

Liquidity Requirements

Short-term liquidity requirements consist primarily of normal recurring corporate operating expenses, debt service requirements and distributions to shareholders. We meet these requirements primarily through cash provided by operating activities. Net cash provided by operating activities was $158.4 million and $145.4 million for the nine months ended September 30, 2013 and 2012, respectively. Net cash used by investing activities was $184.0 million and $186.6 million for the nine months ended September 30, 2013 and 2012, respectively. Net cash provided by financing activities was $39.4 million and $51.4 million for the nine months ended September 30, 2013 and 2012, respectively. We anticipate that our cash on hand, cash from operations, and funds available under our unsecured revolving credit facility will provide adequate liquidity to fund our operations, make interest and principal payments on our debt, and allow distributions to our shareholders and avoid corporate level federal income or excise tax in accordance with REIT Internal Revenue Code requirements.

Commitments

As of September 30, 2013, we had 13 entertainment development projects under construction or under redevelopment for which we have commitments to fund approximately $52.5 million, nine education development projects under construction for which we have commitments to fund approximately $49.0 million and five recreation development projects under construction for which we have commitments to fund approximately $43.1 million, of which approximately $26.2 million is expected to be funded in 2013 and the remainder is expected to be funded in 2014. Development costs are advanced by us in periodic draws. If we determine that construction is not being completed in accordance with the terms of the development agreement, we can discontinue funding construction draws. We have agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

We have certain commitments related to our mortgage note investments that we may be required to fund in the future. We are generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of September 30, 2013, we had nine mortgage notes receivable with commitments totaling approximately $16.4 million, of which $15.4 million is expected to be funded in 2013. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

We have provided guarantees of the payment of certain economic development revenue bonds totaling $20.4 million related to two theatres in Louisiana for which we earn a fee at annual rates of 2.88% to 4.00% over the 30-year terms of the related bonds. We have recorded $8.7 million as a deferred asset included in other assets and $8.7 million included in other liabilities in the accompanying consolidated balance sheet as of September 30, 2013 related to these guarantees. No amounts have been accrued as a loss contingency related to these guarantees because payment by us is not probable.

Liquidity Analysis

In analyzing our liquidity, we generally expect that our cash provided by operating activities will meet our normal recurring operating expenses, recurring debt service requirements and distributions to shareholders.

We have no consolidated debt balloon payments coming due for the remainder of 2013 or 2014. Our sources of liquidity as of September 30, 2013 to pay the above 2013 commitments include the remaining amount available under our unsecured revolving credit facility and unrestricted cash on hand of $24.1 million. We expect that our sources of cash will exceed our existing commitments over the remainder of 2013.

We also believe that we will be able to repay, extend, refinance or otherwise settle our debt maturities for 2015 and thereafter as the debt comes due, and that we will be able to fund our remaining commitments as necessary. However, there can be no assurance that additional financing or capital will be available, or that terms will be acceptable or advantageous to us.

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

Off Balance Sheet Arrangements

At September 30, 2013, we had a 48.5% and 32.7% investment interest in two unconsolidated real estate joint ventures, Atlantic-EPR I and Atlantic-EPR II, respectively, which were accounted for under the equity method of accounting. The remaining interests in these joint ventures were held by our partner, Atlantic of Hamburg, Germany ("Atlantic"). Subsequent to September 30, 2013, we purchased Atlantic's interests in each of these joint ventures. We recognized income of $498 thousand and $371 thousand during the nine months ended September 30, 2013 and 2012, respectively, from our equity investments in the Atlantic-EPR I and Atlantic-EPR II joint ventures. We also received distributions from Atlantic-EPR I and Atlantic-EPR II of $630 thousand and $828 thousand on our equity investments during the nine months ended September 30, 2013 and 2012, respectively. Condensed financial information for Atlantic-EPR I and Atlantic-EPR II joint ventures is included in Note 7 to the consolidated financial statements included in this Form 10-Q.

In addition, as of September 30, 2013 and December 31, 2012, we had invested $5.4 million and $4.7 million, respectively, in unconsolidated joint ventures for three theatre projects located in China. We recognized income of $670 thousand and $295 thousand from our investment in these joint ventures for the nine months ended September 30, 2013 and 2012, respectively.

Capital Structure

We believe that our shareholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest, fixed charge and debt service coverage ratios. We expect to maintain our debt to gross assets ratio (i.e. total long-term debt to total assets plus accumulated depreciation) between 35% and 45%. However, the timing and size of our equity and debt offerings may cause us to temporarily operate over this threshold. At September 30, 2013, this ratio was 44%. Our long-term debt as a percentage of our total market capitalization at September 30, 2013 was 37%; however, we do not manage to a ratio based on total market capitalization due to the inherent variability that is driven by changes in the market price of our common shares. We calculate our total market capitalization of $4.2 billion by aggregating the following at September 30, 2013:

•	Common shares outstanding of 47,990,200 multiplied by the last reported sales price of our common shares on the NYSE of $48.74 per share, or $2.3 billion;

•	Aggregate liquidation value of our Series C convertible preferred shares of $135.0 million;

•	Aggregate liquidation value of our Series E convertible preferred shares of $86.3 million;

•	Aggregate liquidation value of our Series F redeemable preferred shares of $125.0 million; and

•	Total long-term debt of $1.5 billion.

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

The following table summarizes our FFO, FFOAA and AFFO including per share amounts for FFO and FFOAA, for the three and nine months ended September 30, 2013 and 2012 (unaudited, in thousands, except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
FFO:
Net income available to common shareholders of EPR Properties	$37,551	$28,149	$99,328	$74,317
Gain on sale or acquisition of property	(3,168)	—	(3,733)	(720)
Real estate depreciation and amortization	13,069	13,013	40,036	37,844
Allocated share of joint venture depreciation	164	146	483	432
Impairment charges	—	3,086	—	15,929
FFO available to common shareholders of EPR Properties	$47,616	$44,394	$136,114	$127,802
FFOAA:
FFO available to common shareholders of EPR Properties	47,616	44,394	136,114	127,802
Costs associated with loan refinancing or payoff	223	477	6,166	477
Transaction costs	317	184	859	373
Gain on early extinguishment of debt	—	—	(4,539)	—
FFOAA available to common shareholders of EPR Properties	$48,156	$45,055	$138,600	$128,652
AFFO:
FFOAA available to common shareholders of EPR Properties	48,156	45,055	138,600	128,652
Non-real estate depreciation and amortization	277	263	832	781
Deferred financing fees amortization	1,010	1,047	2,997	3,224
Share-based compensation expense to management and trustees	1,659	1,418	4,825	4,416
Maintenance capital expenditures (1)	(619)	(730)	(1,424)	(2,150)
Straight-lined rental revenue	(1,350)	(2,042)	(3,271)	(3,705)
Non-cash portion of mortgage and other financing income	(1,329)	(1,193)	(3,987)	(3,734)
AFFO available to common shareholders of EPR Properties	$47,804	$43,818	$138,572	$127,484

FFO per common share attributable to EPR Properties:
Basic	$1.01	$0.95	$2.89	$2.73
Diluted	1.00	0.94	2.88	2.72
FFOAA per common share attributable to EPR Properties:
Basic	$1.02	$0.96	$2.94	$2.75
Diluted	1.01	0.96	2.93	2.74
Shares used for computation (in thousands):
Basic	47,349	46,840	47,097	46,781
Diluted	47,524	47,090	47,290	47,035
Other financial information:
Dividends per common share	$0.79	$0.75	$2.37	$2.25

(1)	Includes maintenance capital expenditures and certain second generation tenant improvements and leasing commissions.

The additional 1.9 million common shares that would result from the conversion of our 5.75% Series C cumulative convertible preferred shares and the additional 1.6 million common shares that would result from the conversion of our 9.0% Series E cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2013 and 2012 because the effect is not dilutive.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, primarily relating to potential losses due to changes in interest rates and foreign currency exchange rates. We seek to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new long-term fixed rate borrowings whenever possible. As of September 30, 2013, we had a $475.0 million unsecured revolving credit facility with $68.0 million outstanding as of September 30, 2013 and $25.0 million in bonds, all of which bear interest at a floating rate. We also had a $265.0 million unsecured term loan facility that bears interest at a floating rate and $240.0 million of this LIBOR-based debt has been fixed with interest rate swaps at 2.51% through January 5, 2016 and 2.38% from January 5, 2016 to July 5, 2017. As discussed in Note 18 to the consolidated financial statements in this Form 10-Q, both the unsecured revolving credit facility and the unsecured term loan facility were amended and restated on July 23, 2013.
We are subject to risks associated with debt financing, including the risk that existing indebtedness may not be refinanced or that the terms of such refinancing may not be as favorable as the terms of current indebtedness. The majority of our borrowings are subject to contractual agreements or mortgages which limit the amount of indebtedness we may incur. Accordingly, if we are unable to raise additional equity or borrow money due to these limitations, our ability to make additional real estate investments may be limited.
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

Item 4. Controls and Procedures

As of September 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
PART II - OTHER INFORMATION

Item 1. Legal Proceedings
On September 18, 2013, the United States District Court for the Southern District of New York dismissed the complaint filed by Concord Associates L.P. and six other companies affiliated with Louis Cappelli against us and certain of our subsidiaries, Empire Resorts, Inc. and Monticello Raceway Management, Inc. (collectively “Empire”), and Kien Huat Realty III Limited and Genting New York LLC (collectively, “Genting”). The complaint alleged, among other things, that we had conspired with Empire to monopolize the racing and gaming market in the Catskills by entering into exclusivity and development agreements to develop a comprehensive resort destination in Sullivan County, New York. The plaintiffs are seeking $500 million in damages (trebled to $1.5 billion under antitrust law), punitive damages, and injunctive relief. The District Court dismissed plaintiffs’ federal antitrust claims against all defendants with prejudice, and dismissed the pendent state law claims against Empire and Genting without prejudice, meaning they could be further pursued in state court. The plaintiffs have filed a motion for reconsideration with the District Court, seeking permission to file a Second Amended Complaint, and also have filed a Notice of Appeal.

Item 1A. Risk Factors

There were no material changes during the quarter from the risk factors previously discussed in Item 1A - "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on February 27, 2013.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2013, we did not sell any unregistered securities.

Item 3. Defaults Upon Senior Securities

There were no reportable events during the quarter ended September 30, 2013.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

There were no reportable events during the quarter ended September 30, 2013.

Item 6. Exhibits

4.1
Supplemental Indenture, dated as of July 23, 2013, among the Company, certain subsidiaries of the Company named therein and U.S. Bank National Association, as trustee, which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed July 29, 2013, is hereby incorporated by reference as Exhibit 4.1.

4.2
Supplemental Indenture, dated as of July 23, 2013, among the Company, certain subsidiaries of the Company named therein and U.S. Bank National Association, as trustee, which is attached as Exhibit 4.2 to the Company's Form 8-K (Commission File No. 001-13561) filed July 29, 2013, is hereby incorporated by reference as Exhibit 4.2.

4.3
Supplemental Indenture, dated as of July 23, 2013, among the Company, certain subsidiaries of the Company named therein and UMB Bank, n.a., as trustee, which is attached as Exhibit 4.3 to the Company's Form 8-K (Commission File No. 001-13561) filed July 29, 2013, is hereby incorporated by reference as Exhibit 4.3.

10.1
Second Amended and Restated Credit Agreement, dated as of July 23, 2013, among the Company and certain subsidiaries of the Company named therein, as borrowers, the Lenders defined therein, and KeyBank National Association, as administrative agent, JP Morgan Chase Bank, N.A. and RBC Capital Markets, as co-syndication agents, and each of KeyBanc Capital Markets, LLC, J.P. Morgan Securities, Inc. and RBC Capital Markets, as joint lead arrangers and joint book runners, which is attached as Exhibit 10.1 to the Company's Form 8-K (Commission File No. 001-13561) filed July 29, 2013, is hereby incorporated by reference as Exhibit 10.1.

10.2
Amended and Restated Credit Agreement, dated as of July 23, 2013, among the Company and certain subsidiaries of the Company named therein, as borrowers, the Lenders defined therein, and KeyBank National Association, as administrative agent, JP Morgan Securities, Inc., RBC Capital Markets and Citicorp Global Markets, Inc., as co-syndication agents, and each of KeyBanc Capital Markets, LLC, J.P. Morgan Securities, Inc. RBC Capital Markets and Citigroup Global Markets, Inc. as joint lead arrangers and joint book runners, which is attached as Exhibit 10.2 to the Company's Form 8-K (Commission File No. 001-13561) filed July 29, 2013, is hereby incorporated by reference as Exhibit 10.2.

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

EPR Properties

Dated:	November 5, 2013	By	/s/ David M. Brain
David M. Brain, President and Chief Executive Officer (Principal Executive Officer)

Dated:	November 5, 2013	By	/s/ Mark A. Peterson
Mark A. Peterson, Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Chief Accounting Officer)

Exhibit Index

4.1
Supplemental Indenture, dated as of July 23, 2013, among the Company, certain subsidiaries of the Company named therein and U.S. Bank National Association, as trustee, which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed July 29, 2013, is hereby incorporated by reference as Exhibit 4.1.

4.2
Supplemental Indenture, dated as of July 23, 2013, among the Company, certain subsidiaries of the Company named therein and U.S. Bank National Association, as trustee, which is attached as Exhibit 4.2 to the Company's Form 8-K (Commission File No. 001-13561) filed July 29, 2013, is hereby incorporated by reference as Exhibit 4.2.

4.3
Supplemental Indenture, dated as of July 23, 2013, among the Company, certain subsidiaries of the Company named therein and UMB Bank, n.a., as trustee, which is attached as Exhibit 4.3 to the Company's Form 8-K (Commission File No. 001-13561) filed July 29, 2013, is hereby incorporated by reference as Exhibit 4.3.

10.1
Second Amended and Restated Credit Agreement, dated as of July 23, 2013, among the Company and certain subsidiaries of the Company named therein, as borrowers, the Lenders defined therein, and KeyBank National Association, as administrative agent, JP Morgan Chase Bank, N.A. and RBC Capital Markets, as co-syndication agents, and each of KeyBanc Capital Markets, LLC, J.P. Morgan Securities, Inc. and RBC Capital Markets, as joint lead arrangers and joint book runners, which is attached as Exhibit 10.1 to the Company's Form 8-K (Commission File No. 001-13561) filed July 29, 2013, is hereby incorporated by reference as Exhibit 10.1.

10.2
Amended and Restated Credit Agreement, dated as of July 23, 2013, among the Company and certain subsidiaries of the Company named therein, as borrowers, the Lenders defined therein, and KeyBank National Association, as administrative agent, JP Morgan Securities, Inc., RBC Capital Markets and Citicorp Global Markets, Inc., as co-syndication agents, and each of KeyBanc Capital Markets, LLC, J.P. Morgan Securities, Inc. RBC Capital Markets and Citigroup Global Markets, Inc. as joint lead arrangers and joint book runners, which is attached as Exhibit 10.2 to the Company's Form 8-K (Commission File No. 001-13561) filed July 29, 2013, is hereby incorporated by reference as Exhibit 10.2.

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