Form 10-K
period 2013-12-31
EPR PROPERTIES
filed 2014-02-28
CIK 1045450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The aggregate market value of the common shares of beneficial interest (“common shares”) of the registrant held by non-affiliates, based on the closing price on the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the New York Stock Exchange, was $2,660,651,550.

At February 27, 2014, there were 52,927,224 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2014 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A are incorporated by reference in Part III of this Annual Report on Form 10-K.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
With the exception of historical information, certain statements contained or incorporated by reference herein may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as those pertaining to our acquisition or disposition of properties, our capital resources, future expenditures for development projects, and our results of operations and financial condition. Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of actual events. There is no assurance the events or circumstances reflected in the forward-looking statements will occur. You can identify forward-looking statements by use of words such as “will be,” “intend,” “continue,” “believe,” “may,” “expect,” “hope,” “anticipate,” “goal,” “forecast,” “pipeline,” “anticipates,” “estimates,” “offers,” “plans” “would,” or other similar expressions or other comparable terms or discussions of strategy, plans or intentions in this Annual Report on Form 10-K. In addition, references to our budgeted amounts and guidance are forward-looking statements.
Factors that could materially and adversely affect us include, but are not limited to, the factors listed below:

•	General international, national, regional and local business and economic conditions;

•	Volatility in the financial markets;

•	Adverse changes in our credit ratings;

•	The downgrade of the U.S. Government's credit rating and any future downgrade of the U.S. Government's credit rating;

•	Fluctuations in interest rates;

•
The duration or outcome of litigation, or other factors outside of litigation such as casino licensing, relating to our significant investment in a planned casino and resort development which may cause the development to be indefinitely delayed or cancelled;

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

•	Our ability to secure adequate insurance and risk of potential uninsured losses, including from natural disasters;

•	Risks involved in joint ventures;

•	Risks in leasing multi-tenant properties;

•	A failure to comply with the Americans with Disabilities Act or other laws;

•	Risks of environmental liability;

•	Our real estate investments are relatively illiquid;

•	Risks with owning assets in foreign countries;

•	Risks associated with owning, operating or financing properties for which the tenants', mortgagors' or our operations may be impacted by weather conditions and climate change;

•	Risks associated with the development, redevelopment and expansion of properties and the acquisition of other real estate related companies.

•	Our ability to pay dividends in cash or at current rates;

•	Fluctuations in the market prices for our shares;

•	Certain limits on changes in control imposed under law and by our Declaration of Trust and Bylaws;

•	Policy changes obtained without the approval of our shareholders;

•	Equity issuances could dilute the value of our shares;

•	Future offerings of debt or equity securities, which may rank senior to our common shares;

•	Risks associated with changes in the Canadian exchange rate; and

•	Changes in laws and regulations, including tax laws and regulations.

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

ii

iii

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

We are a self-administered REIT. As of December 31, 2013, our total assets exceeded $3.2 billion (before accumulated depreciation of approximately $0.4 billion). Our investments are generally structured as long-term triple-net leases that require the tenants to pay substantially all expenses associated with the operation and maintenance of the property, or as long-term mortgages with economics similar to our triple-net lease structure.

Our total investments were approximately $3.6 billion at December 31, 2013. Total investments is defined herein as the sum of the carrying values of rental properties (before accumulated depreciation), land held for development, property under development, mortgage notes receivable (including related accrued interest receivable), net, investment in a direct financing lease, net, investment in joint ventures, intangible assets (before accumulated amortization) and notes receivable and related accrued interest receivable, net. Below is a reconciliation of the carrying value of total investments to the constituent items in the consolidated balance sheet at December 31, 2013 (in thousands):

Rental properties, net of accumulated depreciation	$2,104,151
Add back accumulated depreciation on rental properties	409,643
Land held for development	201,342
Property under development	89,473
Mortgage notes and related accrued interest receivable, net	486,337
Investment in a direct financing lease, net	242,212
Investment in joint ventures	5,275
Intangible assets, gross(1)	18,444
Notes receivable and related accrued interest receivable, net(1)	4,992
Total investments	$3,561,869

(1) Included in other assets in the accompanying consolidated balance sheet. Other assets includes the following:
Intangible assets, gross	$18,444
Less: accumulated amortization on intangible assets	(11,633)
Notes receivable and related accrued interest receivable, net	4,992
Prepaid expenses and other current assets	48,129
Total other assets	$59,932

Management believes that total investments is a useful measure for management and investors as it illustrates across which asset categories the Company’s funds have been invested. Total investments is a non-GAAP financial measure and is not a substitute for total assets under GAAP. It is most directly comparable to the GAAP measure, “Total assets”. Furthermore, total investments may not be comparable to similarly titled financial measures reported by other companies due to differences in the way the Company calculates this measure. Below is a reconciliation of total investments to “Total assets” in the consolidated balance sheet at December 31, 2013 (in thousands):

Total investments	$3,561,869
Cash and cash equivalents	7,958
Restricted cash	9,714
Deferred financing costs, net	23,344
Account receivable, net	42,538
Less: accumulated depreciation on rental properties	(409,643)
Less: accumulated amortization on intangible assets	(11,633)
Prepaid expenses and other current assets	48,129
Total assets	$3,272,276
For financial reporting purposes, we group our investments into four reportable operating segments: Entertainment, Education, Recreation and Other. Our total investments of approximately $3.6 billion at December 31, 2013 consisted of interests in the following:

•
$2.3 billion or 64% related to entertainment properties which includes megaplex theatres, entertainment retail centers (centers typically anchored by an entertainment component such as a megaplex theatre or live performance venue and containing other entertainment-related or retail properties), family entertainment centers and other retail parcels;

•	$537.9 million or 15% related to education properties which consists of investments in public charter schools, early education centers and K-12 private schools;

•	$549.7 million or 15% related to recreation properties which includes metro ski parks, water-parks and golf entertainment complexes; and

•	$212.0 million or 6% related to other properties, consisting primarily of $196.9 million related to the land held for development in Sullivan County, New York.

As further described in Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K, during the year ended December 31, 2013, $42.3 million, or approximately 12% of our total revenue was derived from our four entertainment retail centers in Ontario, Canada. The Company’s wholly owned subsidiaries that hold the Canadian entertainment retail centers represent approximately $227.2 million or 13% of the Company’s equity as of December 31, 2013.

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

Entertainment

As of December 31, 2013, our Entertainment segment consisted of investments in megaplex theatres, entertainment retail centers, family entertainment centers and other retail parcels totaling approximately $2.3 billion with interests in:

•	121 megaplex theatre properties located in 33 states and Ontario, Canada;

•	eight entertainment retail centers located in Westminster, Colorado; New Rochelle, New York; Burbank, California; Suffolk, Virginia; and Ontario, Canada;

•	five family entertainment centers located in Illinois, Indiana, Florida and Texas;

•	land parcels leased to restaurant and retail operators adjacent to several of our theatre properties;

•	$58.2 million in mortgage notes receivable (including accrued interest) secured by two completed entertainment properties in Illinois and North Carolina;

•	$23.7 million in construction in progress for real estate development for six megaplex theatres and two other retail development projects; and

•	$4.5 million in undeveloped land inventory.

As of December 31, 2013, our owned real estate portfolio of megaplex theatre properties consisted of approximately 9.3 million square feet and was 100% leased and our remaining owned entertainment real estate portfolio consisted of 1.8 million square feet and was 92% leased. The combined owned entertainment real estate portfolio consisted of 11.1 million square feet and was 99% leased. Our owned theatre properties are leased to 16 different leading theatre operators. For the year ended December 31, 2013, approximately 25% of our total revenue was derived from rental payments by American Multi-Cinema, Inc. ("AMC").

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

The success of several of our larger 24 and 30 screen properties has resulted in other exhibitors building properties that have reduced the 20 to 25 mile customer drawing range that these properties previously enjoyed. As a result of this and other competitive pressures, in some cases we have, at the expiration of the primary term of a lease, reduced the rental rate per square foot and/or reduced the number of screens at a property to better reflect the existing market demands. Such screen reductions may occur in the future as well but these reductions do create an opportunity to reclaim a portion of the former theatre for conversion to another use, while retaining the majority of the building for the newly re-configured theatre. In addition to positioning expiring theatre assets for continued success, the redevelopment of these assets creates an opportunity to diversify the Company's tenant base.

The theatre box office continues to reflect solid performance. Box office revenues reached a record high during 2013, according to Box Office Analyst. Many theatre operators are expanding their food and beverage offerings, including the introduction of in-theatre dining options and alcohol availability. In addition, as exhibitors further increase their focus on enhancing the customer experience, new seating formats continue to be introduced. Select exhibitors are introducing more spacious and comfortable seating options, including fully reclining seats. The introduction of these seating options has required theatre operators to make physical changes to the existing seating arrangements that can result in a significant loss of existing seats. Despite the seat loss, early customer response to this format indicates that increased ticket sales are overcoming the loss of seats, creating a net positive for the theatre operator.

We believe the introduction of enhanced food and beverage offerings as well as premium seating, along with the technological improvements of digital projection, large-format and 3-D presentation, should continue to drive future growth and create opportunities to deploy capital both in the U.S. and abroad.

We also continue to seek opportunities for the development of additional restaurant, retail and other entertainment venues around our existing portfolio. The opportunity to capitalize on the traffic generation of our market-dominant theatres to create entertainment retail centers (“ERCs”) not only strengthens the execution of the megaplex theatre but adds diversity to our tenant and asset base. We have and will continue to evaluate our existing portfolio for additional development of retail and entertainment density, and we will also continue to evaluate the purchase or financing of existing ERCs that have demonstrated strong financial performance and meet our quality standards. The leasing and property management requirements of our ERCs are generally met through the use of third-party professional service providers.

Our family entertainment center operators offer a variety of entertainment options including live performance, bowling and bocce ball as well as an observation deck on the 94th floor of the John Hancock building in downtown Chicago, Illinois. We will continue to evaluate the development, purchase or financing of family entertainment centers.

Education

As of December 31, 2013, our Education segment consisted of investments in public charter schools, early education centers and K-12 private schools totaling approximately $537.9 million with interests in:

•	21 public charter school properties located in 10 states;

•
$242.2 million in investments in a direct financing lease, net of initial direct costs of $1.7 million, relating to 27 public charter school properties leased under a master lease to Imagine Schools, Inc. ("Imagine"). We own the fee interest in these properties; however, due to the terms of this lease it is accounted for as a direct financing lease;

•	$56.5 million in mortgage financing secured by seven public charter school properties;

•	one early education center located in Arizona; and

•	$40.8 million in construction in progress for real estate development of four public charter schools, five early education centers and two K-12 private schools.

As of December 31, 2013, our owned education real estate portfolio consisted of approximately 2.9 million square feet and was 100% leased. We have 26 different operators for our owned public charter schools. For the year ended December 31, 2013, approximately 8% of our total revenue was derived from rental payments by Imagine.

Public charter schools are tuition-free, independent schools that are publicly funded by local, state and federal tax dollars based on enrollment. Driven by the need to improve the quality of public education and provide more school choice in the U.S., public charter schools are one of the fastest growing segments of the multi-billion dollar educational facilities sector, and we believe a critical need exists for the financing of new and refurbished educational facilities. To meet this need, we have established relationships with public charter school operators and developers across the country and expect to continue to develop our leadership position in providing real estate financing in this area. Public charter schools are operated pursuant to charters granted by various state or other regulatory authorities and are dependent upon funding from local, state and federal tax dollars. Like public schools, public charter schools are required to meet both state and federal academic standards.

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

As with public charter schools, the Company's expansion into both early childhood education centers and private schools is supported by strong unmet demand, and we expect to increase our investment in both of these areas.

We believe early childhood education centers continue to see demand due to the proliferation of dual income families and the increasing emphasis on early childhood education, beyond traditional daycare. Within this property type, larger centers with more amenities are emerging and enjoying enhanced economies of scale.

Within private schools, we believe K-12 private education has significant growth potential for schools that have differentiated, high quality offerings. Many private schools in large urban and suburban areas have constrained access with large waiting lists.

Recreation

As of December 31, 2013, our Recreation segment consisted of investments in metro ski parks, water-parks and golf entertainment complexes totaling approximately $549.7 million with interests in:

•
$366.6 million in mortgage financing secured by recreation properties including a water-park anchored entertainment village in Kansas as well as two other water-parks in Texas, and 11 metro ski parks, one golf entertainment complex located in Texas and development land located in New Hampshire, Vermont, Missouri, Indiana, Ohio and Pennsylvania;

•	three metro ski parks in Ohio, Maryland and Pennsylvania;

•	four golf entertainment complexes in Texas; and

•	$25.0 million in construction in progress for real estate development.

As of December 31, 2013, our owned recreation real estate portfolio was 100% leased.

Our metro ski parks are leased to or we have mortgages receivable from three different operators, the largest operator of which is Peak Resorts, Inc. ("Peak"). For the year ended December 31, 2013, approximately 5% of our total revenue related to Peak. During 2013, we acquired the Camelback Mountain Ski Resort ("Camelback") which consists of 160 acres of skiable terrain and includes an outdoor waterpark, an outdoor adventure park, a 40 lane tubing facility and a base lodge. In addition, we have agreed to finance an additional $110.7 million to construct a water-park hotel on the property.

Our daily attendance ski park model provides a sustainable advantage for the value conscious consumer, providing outdoor entertainment during the winter. All of the ski parks that serve as collateral for our mortgage notes in this area, as well as our three owned properties, offer snowmaking capabilities and provide a variety of terrains and vertical drop options. We believe that the primary appeal of our ski parks lies in the convenient, low cost and reliable experience consumers can expect. Given that all of our ski parks are located near major metropolitan areas, they offer skiing and snowboarding without the expense, travel, or lengthy preparations of remote ski resorts. Furthermore, advanced snowmaking capabilities increase the reliability of the experience versus other ski areas that do not have such capabilities. We expect to continue to pursue opportunities in this area.

The three water-parks in Kansas and Texas offer innovative attractions that attract a diverse segment of customers. All of these water-parks serve as collateral for our mortgage notes and are operated by Schlitterbahn Waterparks and Resorts, an industry leader. Four of our golf entertainment complexes are leased to, and one is under mortgage, with TopGolf, which combines golf with entertainment, competition and food and beverage service. By combining an interactive entertainment and food and beverage experience with a long-lived recreational activity, we believe TopGolf provides an innovative, enjoyable and repeatable customer experience. We expect to continue to pursue opportunities with TopGolf.

Other

As of December 31, 2013, our Other segment consisted of investments in land held for development and vineyards and wineries (before accumulated depreciation) totaling approximately $212.0 million with interests in:

•	$196.8 million related to the land held for development in Sullivan County, New York;

•	one winery located in Washington and one vineyard located in California; and

•	$5.0 million in mortgage financing related to two sold winery properties.

We continue to progress with the development of our planned casino and resort property in Sullivan County, New York. In early 2013, we received approval from the Town of Thompson Board on a comprehensive development plan allowing us to move forward with the submission of individual site plan applications, thus initiating the commencement of the build-out of the site. As submitted, the comprehensive development plan provides for the creation of a four-season destination resort.  The initial phase of the development and construction includes a casino resort comprising an approximate 117-acre development area.

On November 5, 2013, New York State voters approved Proposition One, a constitutional amendment authorizing a limited number of full scale casino gaming licenses at certain locations to be determined by a commission jointly appointed by the governor and the legislature. The proposed ground lease tenant for a portion of our Sullivan County, New York property, Empire Resorts, has stated that it intends to apply for and actively pursue a license from the New York Gaming Commission to operate a full-scale casino on the proposed gaming parcel. In conjunction with their application, Empire Resorts has stated its intent to secure financing for all improvements to be located on the proposed gaming parcel.

We are in the process of liquidating our remaining vineyard and winery properties. During 2013, we completed the sale of five such investments for $49.8 million and recognized a net gain of $4.3 million. At December 31, 2013, we had approximately $7.6 million of net book value remaining in vineyard and winery assets and we expect to pursue sales of these assets in 2014.

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

Excellent Execution
We seek attractive locations and best-of-class executions that create market-dominant properties, which we believe create a competitive advantage and enhance sustainable customer demand within the category despite a potential change in tenant. We minimize the potential for turnover by seeking tenants with a reliable track record of customer service and satisfaction.

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

Operating Strategies

Lease Risk Minimization
To avoid initial lease-up risks and produce a predictable income stream, we typically acquire or develop single-tenant properties that are leased under long-term leases. We believe our willingness to make long-term investments in properties offers our tenants financial flexibility and allows tenants to allocate capital to their core businesses. Although we will continue to emphasize single-tenant properties, we have acquired or developed, and may continue to acquire or develop, multi-tenant properties we believe add shareholder value.

Lease Structure
We have structured our leasing arrangements to achieve a positive spread between our cost of capital and the rentals paid by our tenants. We typically structure leases on a triple-net basis under which the tenants bear the principal portion of the financial and operational responsibility for the properties. During each lease term and any renewal periods, the leases typically provide for periodic increases in rent and/or percentage rent based upon a percentage of the tenant’s gross sales over a pre-determined level. In our multi-tenant property leases and some of our theatre leases, we generally require the tenant to pay a common area maintenance (“CAM”) charge to defray its pro rata share of insurance, taxes and maintenance costs.

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

We believe our build-to-suit development program is a competitive advantage. First, we believe our strong relationships with our tenants and developers drive new investment opportunities that are often exclusive to us, rather than bid broadly, and with our deep knowledge of their businesses, we believe we are a value-added partner in the underwriting of each new investment. Second, we offer financing from start to finish for a build-to-suit project such that there is no need for a tenant to seek separate construction and permanent financing, which we believe makes us a more attractive partner. Third, we are actively developing strong relationships with tenants in our select segments leading to multiple investments without strict investment portfolio allocations. Finally, multiple investments with the same tenant allows us in most cases to include cross-default provisions in our lease or financing contracts, meaning a default in an obligation to us at one location is a default under all obligations with that tenant.
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

Capitalization Strategies

Debt and Equity Financing
Our debt to gross assets ratio (i.e. debt of the Company as a percentage of total assets plus accumulated depreciation) was 40% at December 31, 2013. We expect to maintain a debt to gross assets ratio of between 35% and 45% going forward. While maintaining lower leverage mitigates the growth in per share results, we believe lower leverage and an emphasis on liquidity are prudent during the current economic environment.

Prior to 2010, we relied primarily on secured debt financings. Since that time we have moved our revolving credit line from secured to unsecured, completed three public senior unsecured note offerings as well as an unsecured term loan, and paid off significant secured debt. These steps are consistent with the implementation of our strategy to migrate to an unsecured debt structure. In the future, while we may obtain secured debt from time to time or assume secured debt financing obligations in acquisitions, we intend to issue primarily unsecured debt securities to satisfy our debt financing needs. We believe this strategy will increase our access to capital and permit us to more efficiently match available debt and equity financing to our ongoing capital requirements.

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

Payment of Regular Dividends
We have historically paid quarterly dividend distributions to our common and preferred shareholders. We began to pay dividend distributions to our common shareholders on a monthly basis beginning in the second quarter of 2013 and expect to continue to do so in the future. We expect to continue to pay dividend distributions to our preferred shareholders on a quarterly basis. Our Series C cumulative convertible preferred shares (“Series C preferred shares”) have a dividend rate of 5.75%, our Series E cumulative convertible preferred shares (“Series E preferred shares”) have a dividend rate of 9.00% and our Series F cumulative redeemable preferred shares ("Series F preferred shares") have a dividend rate of 6.625%. Among the factors the Company’s board of trustees (“Board of Trustees”) considers in setting the common share dividend rate are the applicable REIT tax rules and regulations that apply to dividends, the Company’s results of operations, including FFO per share, and the Company’s Cash Available for Distribution (defined as net cash flow available for distribution after payment of operating expenses, debt service, preferred dividends and other obligations).

Competition

We compete for real estate financing opportunities with other companies that invest in real estate, as well as traditional financial sources such as banks and insurance companies. REITs have financed and may continue to seek to finance entertainment, education, recreation and other specialty properties as new properties are developed or become available for acquisition.

Employees

As of December 31, 2013, we had 38 full time employees.

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

Risks That May Impact Our Financial Condition or Performance
Continued global economic uncertainty and disruptions in the financial markets may impair our ability to refinance existing obligations or obtain new financing for acquisition or development of properties.
There continues to be global economic uncertainty, lower participation rates in the job market, reduced levels of economic activity, and it is uncertain as to when economic conditions will improve. These negative economic conditions in the markets in which we operate or own properties, and other events or factors that adversely affect demand for our properties, could adversely affect our business. We have also relied in part on debt financing to finance our investments and development. To the extent that turmoil in the financial markets returns or intensifies, it has the potential to adversely affect our ability to refinance our existing obligations as they mature or obtain new financing for acquisition or development of properties and adversely affect the value of our investments. If we are not able to refinance existing indebtedness on attractive terms at its maturity, we may be forced to dispose of some of our assets. Continued uncertain economic conditions and further disruptions in the financial markets could also result in a substantial decrease in the value of our investments, which could also make it more difficult to refinance existing obligations or obtain new financing.
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
In 2011, Standard and Poor's Ratings Services (or Standard & Poor's) downgraded the long-term debt rating of the United States from AAA to AA+ for the first time in history due to its belief that legislative solutions have been inadequate to address the country's growing debt burden. Standard & Poor's decision to further downgrade the U.S. Government's credit rating could create broader financial and global banking turmoil and uncertainty and could lead to a significant rise in interest rates. Moreover, these events could cause us to have a higher cost of capital. These consequences could be exacerbated if other statistical rating agencies decide to downgrade the U.S. Government's credit rating in the future. Each of Moody's Investors Service, Inc. (or Moody's) and Fitch, Inc. (or Fitch) has maintained its rating of U.S. debt at AAA, but has warned of potential future downgrades if legislative solutions to address the rising levels of U.S. Government debt are not found. Any of these outcomes could have a material adverse effect on our business, financial condition, liquidity, results of operations and ability to make dividend payments to our shareholders.
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
In 2010, we reached a settlement agreement with the developer of the planned casino and resort project in Sullivan County, New York and certain related affiliates, pursuant to which we acquired certain land at the project. Entities affiliated with the developer of the casino property subsequently commenced litigation against us and certain of our subsidiaries regarding matters addressed by the settlement agreement. In addition, entities affiliated with the developer commenced additional litigation against us and certain of our subsidiaries relating to our potential relationship with certain parties, including Empire Resorts, Inc. and one of its subsidiaries. The plaintiffs in each of the foregoing cases are seeking significant monetary damages. In September 2013, a federal district court dismissed the complaint relating to some of this litigation. However, the court's dismissal of the related state claims was without prejudice, meaning the plaintiffs could further pursue such claims in state court, and the plaintiffs filed a motion for reconsideration of the dismissal as well as a notice of appeal. We believe we have meritorious defenses to this litigation and intend to defend it vigorously. There can be no assurances, however, as to the duration or ultimate outcome of this litigation, nor can there be any assurances as to the costs we may incur in defending against and/or resolving this litigation. In the event of prolonged litigation or an unfavorable outcome, or simply as a result of economic, regulatory or other conditions, the planned casino and resort development may be indefinitely delayed or canceled. There can be no assurance that such an indefinite delay or cancellation would not have a material adverse effect on our investment, which could cause us to record an impairment charge with respect to our interest in such property, and which could result in a material adverse effect on our financial condition and results of operations. In addition, if the outcome of the litigation is unfavorable to us, it could result in a material adverse effect on our financial condition and results of operations.
We previously made a significant investment in a planned casino and resort development, which is dependent upon the award of a gaming license by the New York Gaming Commission. In the event of a prolonged regulatory process or an unfavorable outcome, or other factors outside of the regulatory process, including the financing of the gaming operator, the casino project and resort development may be indefinitely delayed or canceled, and if we are unable to identify suitable alternative uses for the property, this could leave to a material adverse effect on our financial condition and results of operations.
On November 5, 2013, New York State approved Proposition One, a constitutional amendment authorizing a limited number of full scale casino gaming licenses at certain locations to be determined by a commission jointly appointed by the governor and the legislature. The proposed tenant for a portion of our Sullivan County, New York property, Empire Resorts, which currently has a license to operate slot machines, electronic table games and a harness racing facility at a nearby location, has stated that it intends to apply for and actively pursue a license from the New York Gaming Commission to operate a full-scale casino on the site. There can be no assurance, however, that Empire Resorts or any other gaming operator will be successful in obtaining a license to operate a full-scale casino or, alternatively, relocating an existing license, or that either process will not be prolonged. Furthermore, there is no assurance that a suitable alternate use for the property, whether involving gaming or otherwise, will be identified which could result in a material adverse effect on our investment and on our financial condition and results of operations.

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
For the year ended December 31, 2013, approximately 25% of our total revenue was derived from rental payments by AMC, one of the nation's largest movie exhibition companies, under leases for megaplex theatre properties. AMCE Entertainment, Inc. (“AMCE”) has guaranteed AMC's performance under substantially all of their leases. We have diversified and expect to continue to diversify our real estate portfolio by entering into lease transactions with a number of other leading operators. Nevertheless, our revenues and our continuing ability to service our debt and pay shareholder dividends are currently substantially dependent on AMC's performance under its leases and AMCE's performance under its guarantee.
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
Imagine, an operator of public charter schools, is a lessee of a substantial number of our public charter school properties. In the past, some of the Company's public charter school properties operated by Imagine have been subject to compliance audits or reviews that resulted in probationary actions and, in some cases, charter revocation. As of December 31, 2013, 12 of the Company's public charter school properties operated by Imagine have had their charters revoked. We are currently in the process of resolving these issues with Imagine; however, there can be no assurances that any such solutions will satisfy either the respective regulatory body or the Company, and could result in the Company pursuing its remedies under the lease.
Our master lease agreement with Imagine provides certain contractual protections designed to mitigate risk, such as risk arising from the revocation of a charter of one or more Imagine schools. For instance, Imagine is required to maintain irrevocable letters of credit to secure a portion of their annual lease payment owed to us under the master lease agreement. Subject to our approval and certain other terms and conditions, the master lease agreement also allows Imagine to repurchase from us the public charter school properties that are causing technical defaults and, in substitution for such properties, sell to us public charter school properties that would otherwise comply with the lease agreement. As of December 31, 2013, Imagine has exercised this right with respect to six of the properties that suffered a charter revocation and such repurchases have been completed. In addition, three schools have been sub-leased by Imagine. However, with respect to other schools without charters for which Imagine is still paying rent, there is no guarantee that acceptable schools will be available for substitutions or that such substitutions will be completed. In addition, while governing authorities may approve substitute operators for failed public charter schools to ensure continuity for students, we cannot predict when or whether applicable governing authorities would approve such substitute operators, nor can we predict whether we could reach lease agreements with such substitute tenants on acceptable terms. If Imagine or any other operator is unable to provide adequate substitute collateral under its lease with us, and/or is unable to pay its obligations, we may be required to record an impairment loss or sell schools for less than their net book value.
There are risks inherent in having indebtedness and the use of such indebtedness to fund acquisitions.
We currently use debt to fund portions of our operations and acquisitions. In a rising interest rate environment, the cost of our variable rate debt and any new variable rate debt will increase. We have used leverage to acquire properties and expect to continue to do so in the future. Although the use of leverage is common in the real estate industry, our use of debt exposes us to some risks. If a significant number of our tenants fail to make their lease payments and we don't have sufficient cash to pay principal and interest on the debt, we could default on our debt obligations. A substantial amount of our debt financing is secured by mortgages on our properties. If we fail to meet our mortgage payments, the lenders could declare a default and foreclose on those properties.
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
We had 38 full-time employees as of December 31, 2013 and, therefore, the impact we may feel from the loss of an employee may be greater than the impact such a loss would have on a larger organization. We are dependent on the efforts of the following individuals: David M. Brain, our President and Chief Executive Officer; Gregory K. Silvers, our Executive Vice President and Chief Operating Officer; Mark A. Peterson, our Senior Vice President and Chief Financial Officer; Morgan G. Earnest, our Senior Vice President and Chief Investment Officer; Neil E. Sprague, our Senior Vice President and General Counsel; and Michael L. Hirons, our Vice President - Strategic Planning. While we believe that we could find replacements for our personnel, the loss of their services could harm our operations and adversely affect the value of our common shares.
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

•
the threat of domestic terrorism, which could cause customers of our tenants to avoid public places where large crowds are in attendance, such as megaplex theatres or recreational properties operated by our tenants;

•	our ability to secure adequate insurance;

•	natural disasters, such as earthquakes, hurricanes and floods, which could exceed the aggregate limits of insurance coverage;

•	local conditions such as an oversupply of space or a reduction in demand for real estate in the area;

•	competition from other available space;

•	whether tenants and users such as customers of our tenants consider a property attractive;

•	the financial condition of our tenants, including the extent of tenant bankruptcies or defaults;

•	whether we are able to pass some or all of any increased operating costs through to tenants;

•	how well we manage our properties;

•	fluctuations in interest rates;

•	changes in real estate taxes and other expenses;

•	changes in market rental rates;

•	the timing and costs associated with property improvements and rentals;

•	changes in taxation or zoning laws;

•	government regulation;

•	our failure to continue to qualify as a REIT for federal income tax purposes;

•	availability of financing on acceptable terms or at all;

•	potential liability under environmental or other laws or regulations; and

•	general competitive factors.
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
We face risks associated with the development, redevelopment and expansion of properties and the acquisition of other real estate related companies.
We may develop, redevelop or expand new or existing properties or acquire other real estate related companies, and these activities are subject to various risks.  We may not be successful in pursuing such development or acquisition opportunities. In addition, newly developed or redeveloped/expanded properties or newly acquired companies may not perform as well as expected. We are subject to other risks in connection with any such development or acquisition activities, including the following:

•	we may not succeed in in completing developments or consummating desired acquisitions on time;

•	we may face competition in pursuing development or acquisition opportunities, which could increase our costs;

•	we may face difficulties in integrating acquisitions, which may prove costly or time-consuming and could divert management's attention;

•
we may undertake developments or acquisitions in new markets or industries where we do not have the same level of market knowledge, which may expose us to unanticipated risks in those markets and industries to which we are unable to effectively respond;

•	we may incur construction costs in connection with developments, which may be higher than projected, potentially making the project unfeasible or unprofitable;

•	we may be unable to obtain zoning, occupancy or other governmental approvals;

•	we may experience delays in receiving rental payments for developments that are not completed on time;

•	our developments or acquisitions may not be profitable; and

•	we may need the consent of third parties such as anchor tenants, mortgage lenders and joint venture partners, and those consents may be withheld.
In addition, there is no assurance that planned third party financing related to development and acquisition opportunities will be provided on a timely basis or at all, thus increasing the risk that such opportunities are delayed or fail to be completed as originally contemplated. We may also abandon development or acquisition opportunities that we have begun pursuing and consequently fail to recover expenses already incurred and have devoted management time to a matter not consummated.  In some cases, we may agree to lease or other financing terms for a development project in advance of completing and funding the project, in which case we are exposed to the risk of an increase in our cost of capital during the interim period leading up to the funding, which can reduce, eliminate or result in a negative spread between our cost of capital and the payments we expect to receive from the project. Furthermore, our acquisitions of new properties or companies will expose us to the liabilities of those properties or companies, some of which we may not be aware at the time of acquisition. In addition, development of our existing properties presents similar risks.  If a development or acquisition is unsuccessful, either because it is not meeting our expectations or was not completed according to our plans, we could lose our investment in the development or acquisition.
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

•	provisions of Maryland law creating a statutory presumption that an act of the trustees satisfies the applicable standards of conduct for trustees under Maryland law;

•	provisions in loan or joint venture agreements putting the Company in default upon a change in control; and

•	provisions of employment agreements and other compensation arrangements with our officers calling for severance compensation and vesting of equity compensation upon a change in control.
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
Our future growth will depend in part on our ability to raise additional capital. If we raise additional capital through the issuance of equity securities, the interests of holders of our common shares could be diluted. Likewise, our Board of Trustees is authorized to cause us to issue preferred shares in one or more series, the holders of which would be entitled to dividends and voting and other rights as our Board of Trustees determines, and which could be senior to or convertible into our common shares. Accordingly, an issuance by us of preferred shares could be dilutive to or otherwise adversely affect the interests of holders of our common shares. As of December 31, 2013, our Series C preferred shares are convertible, at each of the holder's option, into our common shares at a conversion rate of 0.3655 common shares per $25.00 liquidation preference, which is equivalent to a conversion price of approximately $68.40 per common share (subject to adjustment in certain events). Additionally, as of December 31, 2013, our Series E preferred shares are convertible, at each of the holder's option, into our common shares at a conversion rate of 0.4546 common shares per $25.00 liquidation preference, which is equivalent to a conversion price of approximately $54.99 per common share (subject to adjustment in certain events). Under certain circumstances in connection with a change in control of our Company, holders of our Series F preferred shares may elect to convert some or all of their Series F preferred shares into a number of our common shares per Series F preferred share equal to the lesser of (a) the $25.00 per share liquidation preference, plus accrued and unpaid dividends divided by the market value of our common shares or (b) 1.1008 shares. Depending upon the number of Series C, Series E and Series F preferred shares being converted at one time, a conversion of Series C, Series E and Series F preferred shares could be dilutive to or otherwise adversely affect the interests of holders of our common shares.
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
The functional currency for our Canadian operations is the Canadian dollar. As a result, our future operating results could be affected by fluctuations in the exchange rate between U.S. and Canadian dollars, which in turn could affect our share price. We have attempted to mitigate our exposure to Canadian currency exchange risk by entering into foreign currency exchange contracts to hedge in part our exposure to exchange rate fluctuations. Foreign currency derivatives are subject to future risk of loss. We do not engage in purchasing foreign exchange contracts for speculative purposes.
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

Item 2. Properties

As of December 31, 2013, our real estate portfolio consisted of 121 megaplex theatre properties and various restaurant, retail and other properties including 48 public charter schools and one early education center and certain properties under construction located in 37 states, the District of Columbia and Ontario, Canada. Except as otherwise noted, all of the real estate investments listed below are owned or ground leased directly by us. The following table lists our owned properties (excluding properties under development) listed by segment, their locations, acquisition dates, number of theatre screens (if applicable), number of seats (if applicable), gross square footage, and the tenant.

Property	Location	Acquisition date	Screens	Seats	Building (gross sq. ft)	Tenant
Entertainment Properties:
Huebner Oaks 14	San Antonio, TX	11/97	24	4,400	53,583	Regal
Studio Movie Grill	Dallas, TX	11/97	14	2,962	56,430	Studio Movie Grill
First Colony 24 (1)(22)	Sugar Land, TX	11/97	24	5,098	107,690	AMC
Leawood Town Center 20 (23)	Leawood, KS	11/97	20	2,995	75,224	AMC
Oakview Plaza 24	Omaha, NE	11/97	24	5,098	107,402	AMC
Lennox Town Center 24 (1)	Columbus, OH	11/97	24	4,412	98,261	AMC
Mission Valley 20 (1)	San Diego, CA	11/97	20	4,361	84,352	AMC
Ontario Mills 30	Ontario, CA	11/97	30	5,469	131,534	AMC
Promenade 16	Los Angeles, CA	11/97	16	2,860	129,822	AMC
Studio 30	Houston, TX	11/97	30	6,032	136,154	AMC
West Olive 16	Creve Coeur, MO	11/97	16	2,817	60,418	AMC
Huebner Oaks Adjacent Retail	San Antonio, TX	11/97	—	—	27,485	Vacant
Gulf Pointe 30 (2)	Houston, TX	2/98	30	6,008	130,891	AMC
South Barrington 30	South Barrington, IL	3/98	30	6,210	130,757	AMC
Mesquite 30 (2)	Mesquite, TX	4/98	30	6,008	130,891	AMC
Hampton Town Center 24	Hampton, VA	6/98	24	5,098	107,396	AMC
Raleigh Grande 16 (3)	Raleigh, NC	8/98	16	2,596	51,450	Carolina Cinemas
Paradise 24 and XD (16)	Davie, FL	11/98	24	4,180	96,497	Cinemark
Broward 18 (3)	Pompano Beach, FL	11/98	18	3,424	73,637	Carmike Cinemas, Inc.
Aliso Viejo Stadium 20 (15)	Aliso Viejo, CA	12/98	20	4,352	98,557	Regal
Boise Stadium 22 (1)(3)	Boise, ID	12/98	22	4,928	140,300	Regal
Mesquite Retail Center	Mesquite, TX	1/99	—	—	27,201	Various
Woodridge 18 (2)	Woodridge, IL	6/99	18	4,384	82,000	AMC
Starlight 20	Tampa, FL	6/99	20	3,928	84,000	Carmike Cinemas, Inc.
Westminster Promenade 24 (5)	Westminster, CO	6/99	24	4,812	89,260	AMC
Cary Crossroads Stadium 20	Cary, NC	12/99	20	3,936	77,475	Regal
Palm Promenade 24	San Diego, CA	2/00	24	4,586	88,610	AMC
Gulf Pointe Retail Center	Houston, TX	5/00	—	—	24,008	Various
Westminster Promenade	Westminster, CO	12/01	—	—	134,226	Various
Clearview Palace 12 (1)	Metairie, LA	3/02	12	2,495	70,000	AMC
Elmwood Palace 20	Harahan, LA	3/02	20	4,357	90,391	AMC
Hammond Palace 10	Hammond, LA	3/02	10	1,531	39,850	AMC
Houma Palace 10	Houma, LA	3/02	10	1,871	44,450	AMC
Westbank Palace 16	Harvey, LA	3/02	16	3,176	71,607	AMC
Cherrydale Stadium 16	Greenville, SC	6/02	16	2,744	52,800	Regal
Forum 30	Sterling Heights, MI	6/02	30	5,041	107,712	AMC
Olathe Studio 30	Olathe, KS	6/02	28	4,191	100,251	AMC
Cherrydale Shops	Greenville, SC	6/02	—	—	10,000	Various
Livonia 20	Livonia, MI	8/02	20	3,808	75,106	AMC
Hoffman Center 22 (1)	Alexandria, VA	10/02	22	4,150	132,903	AMC
Colonel Glenn 18 (3)	Little Rock, AR	12/02	18	4,122	79,330	Cinemark
AmStar 16-Macon (10)	Macon, GA	3/03	16	2,950	66,400	Southern
Star Southfield 20	Southfield, MI	5/03	20	7,000	112,119	AMC
Star Southfield Center	Southfield, MI	5/03	—	—	48,028	Various
South Wind 12 (21)	Lawrence, KS	6/03	12	2,481	42,497	Regal
New Roc Stadium 18	New Rochelle, NY	10/03	18	3,400	102,267	Regal
New Roc City	New Rochelle, NY	10/03	—	—	343,809	Various
Columbiana Grande Stadium 14 (7)	Columbia, SC	11/03	14	3,000	56,705	Regal
Harbour View Grande 16	Suffolk, VA	11/03	16	3,036	61,500	Regal
Harbour View Marketplace	Suffolk, VA	11/03	—	—	96,624	Various
Cobb Grand 18	Hialeah, FL	12/03	18	4,900	77,400	Cobb
Deer Valley 30 (3)	Phoenix, AZ	3/04	30	5,877	113,768	AMC
Mesa Grand 14 (14)	Mesa, AZ	3/04	14	2,956	94,774	AMC
Hamilton 24 (3)	Hamilton, NJ	3/04	24	4,268	95,466	AMC
Courtney Park 16 (33)	Mississagua, ON	3/04	16	3,856	92,971	Cineplex
Kanata 24 (33)	Kanata, ON	3/04	24	4,764	89,290	Landmark Cinemas
Whitby 24 (33)	Whitby, ON	3/04	24	4,688	89,290	Landmark Cinemas
Winston Churchill 24 (33)	Oakville, ON	3/04	24	4,772	89,290	Cineplex
Subtotal Entertainment Properties, carried over to next page			1,034	206,388	5,182,109

Property	Location	Acquisition date	Screens	Seats	Building (gross sq. ft)	Tenant
Entertainment Properties:
Subtotal from previous page	n/a	n/a	1,034	206,388	5,182,109
Mississauga Entertainment Centrum (33)	Mississagua, ON	3/04	—	—	115,934	Various
Kanata Entertainment Centrum (33)	Kanata, ON	3/04	—	—	390,067	Various
Whitby Entertainment Centrum (33)	Whitby, ON	3/04	—	—	145,048	Various
Oakville Entertainment Centrum (33)	Oakville, ON	3/04	—	—	134,222	Various
The Grand 16-Layafette (1)(11)	Lafayette, LA	7/04	16	2,744	61,579	Southern
Grand Prairie 18	Peoria, IL	7/04	18	4,063	82,330	Carmike Cinemas, Inc.
Cantera Retail Shops	Warrenville, IL	7/04	—	—	19,255	Various
North East Mall 18 (13)	Hurst, TX	11/04	18	3,886	94,000	Cinemark
The Grand 18-D'lberville (17)	D'Iberville, MS	12/04	18	2,844	59,533	Southern
Avenue 16	Melbourne, FL	12/04	16	3,600	75,850	Carmike Cinemas, Inc.
Mayfaire Stadium 16 (8)	Wilmington, NC	2/05	16	3,050	57,338	Regal
East Ridge 18 (24)	Chattanooga, TN	3/05	18	4,133	82,330	Carmike Cinemas, Inc.
Burbank 16 (6)	Burbank, CA	3/05	16	4,232	86,551	AMC
Burbank Village (6)	Burbank, CA	3/05	—	—	34,818	Various
The Grand 14-Conroe	Conroe, TX	6/05	14	2,400	45,000	Southern
Washington Square 12 (19)	Indianapolis, IN	6/05	12	2,200	45,700	AMC
The Grand 18-Hattiesburg (20)	Hattiesurg, MS	9/05	18	2,675	57,367	Southern
Arroyo Grand Staduim 10 (12)	Arroyo Grande, CA	12/05	10	1,714	34,500	Regal
Auburn Stadium 10 (4)	Auburn, CA	12/05	10	1,573	32,185	Regal
Manchester Stadium 16 (18)	Fresno, CA	12/05	16	3,860	80,600	Regal
Modesto Stadium 10 (9)	Modesto, CA	12/05	10	1,885	38,873	Regal
Columbia 14 (1)	Columbia, MD	3/06	14	2,512	77,731	AMC
Firewheel 18 (25)	Garland, TX	3/06	18	3,156	75,252	AMC
White Oak Stadium 14	Garner, NC	4/06	14	2,626	50,810	Regal
The Grand 18 - Winston Salem (1)	Winston Salem, NC	7/06	18	3,496	75,605	Southern
Valley Bend 18	Huntsville, AL	8/06	18	4,150	90,200	Carmike Cinemas, Inc.
Cityplace 14	Kalamazoo, MI	11/06	14	2,770	63,942	Alamo Draft House Cinemas
The Grand 16-Slidell (1)(26)	Slidell, LA	12/06	16	2,750	62,300	Southern
Pensacola Bayou 15	Pensacola, FL	12/06	15	3,361	74,400	Carmike Cinemas, Inc.
The Grand 16 - Pier Park	Panama City Beach, FL	5/07	16	3,496	75,605	Southern
Austell Promenade	Austell, GA	7/07	—	—	18,410	Various
Stadium 14 Cinema	Kalispell, MT	8/07	14	2,000	44,650	Cinemark
The Grand 18 - Four Seasons Stations (1)	Greensboro, NC	11/07	18	3,343	74,517	Southern
Glendora 12 (1)	Glendora, CA	10/08	12	2,264	50,710	AMC
Harbour View Station	Suffolk, VA	6/09	—	—	21,416	Various
Ann Arbor 20	Ypsilanti, MI	12/09	20	5,602	131,098	Cinemark
Buckland Hills 18	Manchester, CT	12/09	18	4,317	87,700	Cinemark
Centreville 12	Centreville, VA	12/09	12	3,094	73,500	Cinemark
Davenport 18	Davenport, IA	12/09	18	3,772	93,755	Cinemark
Fairfax Corner 14	Fairfax, VA	12/09	14	3,544	74,689	Cinemark
Flint West 14	Flint, MI	12/09	14	3,493	85,911	Cinemark
Hazlet 12	Hazlet, NJ	12/09	12	3,000	58,300	Cinemark
Huber Heights 16	Huber Heights, OH	12/09	16	3,511	95,830	Cinemark
North Haven 12	North Haven, CT	12/09	12	2,704	70,195	Cinemark
Preston Crossing 16	Okolona, KY	12/09	16	3,264	79,453	Cinemark
Ritz Center 16	Voorhees, NJ	12/09	16	3,098	62,658	Carmike Cinemas, Inc.
Stonybrook 20	Louisville, KY	12/09	20	3,194	84,202	Carmike Cinemas, Inc.
The Greene 14	Beaver Creek, OH	12/09	14	3,211	73,634	Cinemark
West Springfield 15	West Springfield, MA	12/09	15	3,775	111,166	Cinemark
Western Hills 14	Cincinnati, OH	12/09	14	3,152	63,829	Cinemark
Tinseltown 15	Beaumont, TX	6/10	15	2,874	63,352	Cinemark
Tinseltown USA and XD	Colorado Springs, CO	6/10	20	4,613	109,986	Cinemark
Tinseltown USA 20	El Paso, TX	6/10	20	4,760	109,030	Cinemark
Movies 16	Grand Prairie, TX	6/10	15	2,717	53,880	Cinemark
Subtotal Entertainment Properties, carried over to next page			1,748	354,866	9,392,905

Property	Location	Acquisition date	Screens	Seats	Building (gross sq. ft)	Tenant
Entertainment Properties:
Subtotal from previous page	n/a	n/a	1,748	354,866	9,392,905
Tinseltown 290	Houston, TX	6/10	16	4,332	100,656	Cinemark
Movies 14	McKinney, TX	6/10	14	2,704	56,088	Cinemark
Movies 14-Mishawaka	Mishawaka, IN	6/10	14	2,999	62,088	Cinemark
Hollywood Movies 20	Pasadena, TX	6/10	20	3,156	77,324	Cinemark
Tinseltown 20	Pflugerville, TX	6/10	20	4,896	103,250	Cinemark
Movies 10	Plano, TX	6/10	10	1,612	34,046	Cinemark
Tinseltown	Pueblo, CO	6/10	14	2,649	55,231	Cinemark
Redding 14	Redding, CA	6/10	14	2,101	46,793	Cinemark
Beach Movie Bistro	Virginia Beach, VA	12/10	7	640	20,745	Beach Cinema Bistro Group, Inc.
Studio Movie Grill Adjacent Retail	Dallas, TX	12/10	—	—	33,250	Toby Keith's I Love This Bar & Grill
Cinemagic in Merrimack (29)	Merrimack, NH	3/11	12	1,810	42,400	Cinemagic
Cinemagic & IMAX in Hooksett NH	Hooksett, NH	3/11	15	2,248	55,000	Cinemagic
Cinemagic & IMAX in Saco	Saco, ME	3/11	13	2,256	54,000	Cinemagic
Cinemagic in Westbrook	Westbrook, ME	3/11	16	2,292	53,000	Cinemagic
Magic Valley Mall Theatre (1)	Twin Falls, ID	4/11	13	2,100	38,736	Cinema West
Pinstripes - Northbrook (1)	Northbrook, IL	7/11	—	—	39,289	Pinstripes
Latitude 30	Jacksonville, FL	2/12	—	—	46,000	Latitude Global, Inc.
Latitude 39	Indianapolis, IN	2/12	—	—	67,000	Latitude Global, Inc.
Look Cinemas-Prestonwood (1)	Dallas, TX	3/12	11	1,672	58,684	LOOK Cinemas
Pinstripes - Oakbrook (1)	Oakbrook, IL	3/12	—	—	66,442	Pinstripes
Sandhills 10	Southern Pines, NC	6/12	10	1,696	36,180	Frank Theatres, LLC
Regal Winrock (1)	Albuquerque, NM	6/12	16	3,000	71,156	Regal
Alamo Draft House-Austin	Austin, TX	9/12	10	946	35,900	Alamo Draft House Cinemas
Carmike Champaign (1)	Champaign, IL	9/12	13	2,896	55,063	Carmike Cinemas, Inc.
Regal Virginia Gateway (1)	Gainesville, VA	2/13	10	2,965	57,213	Regal
The Ambassador Theatre (1)(27)	Lafayette, LA	8/13	14	2,161	52,957	Southern
New Iberia Theatre (1)(27)	New Iberia, LA	8/13	10	1,469	32,760	Southern
Hollywood 16 Theatre (1)(28)	Tuscaloosa, AL	9/13	16	2,912	65,442	Cobb
Cantera Stadium 17 (2)	Warrenville, IL	10/13	17	3,943	95,757	Regal
Tampa Veterans 24	Tampa, FL	10/13	24	4,344	94,774	AMC
Subtotal Entertainment Properties			2,097	418,665	11,100,129

Education Properties:
Academy of Columbus	Columbus, OH	9/07	—	—	71,949	Imagine Schools, Inc.
East Mesa Charter Elementary	Mesa, AZ	9/07	—	—	45,214	Imagine Schools, Inc.
Imagine Rosefield	Surprise, AZ	9/07	—	—	45,578	Imagine Schools, Inc.
South Lake Charter Elementary	Clermont, FL	9/07	—	—	62,473	Imagine Schools, Inc.
100 Academy of Excellence	Las Vegas, NV	10/07	—	—	59,060	Imagine Schools, Inc.
Groveport Community School	Groveport, OH	10/07	—	—	66,420	Imagine Schools, Inc.
Harvard Avenue Charter School	Cleveland, OH	10/07	—	—	57,652	Imagine Schools, Inc.
Hope Community Charter School	Washington, DC	10/07	—	—	34,962	Imagine Schools, Inc.
Imagine Charter Elementary	Phoenix, AZ	10/07	—	—	47,186	Imagine Schools, Inc.
Marietta Charter School	Marietta, GA	10/07	—	—	24,503	Imagine Schools, Inc.
Academy of Environmental Science and Math	St. Louis, MO	6/08	—	—	153,000	Imagine Schools, Inc.
Int'l Academy of Mableton	Mableton, GA	6/08	—	—	43,188	Imagine Schools, Inc.
Master Academy	Fort Wayne, IN	6/08	—	—	161,500	Imagine Schools, Inc.
Romig Road Community School	Akron, OH	6/08	—	—	40,400	Imagine Schools, Inc.
Wesley International Academy	Atlanta, GA	6/08	—	—	40,358	Imagine Schools, Inc.
Imagine Groveport Prep	Groveport, OH	1/10	—	—	72,346	Imagine Schools, Inc.
Imagine Indiana Life Sciences Academy East	Indianapolis, IN	1/10	—	—	121,933	Imagine Schools, Inc.
Imagine Indiana Life Sciences Academy West	Indianapolis, IN	1/10	—	—	84,454	Imagine Schools, Inc.
Imagine Schools at South Vero	Vero Beach, FL	1/10	—	—	79,091	Imagine Schools, Inc.
Imagine Schools at West Melbourne	W. Melbourne, FL	1/10	—	—	62,427	Imagine Schools, Inc.
Mentorship Academy of Digital Arts and Science	Baton Rouge, LA	3/11	—	—	54,975	CSDC
Subtotal Education Properties, carried over to next page			—	—	1,428,669

Property	Location	Acquisition date	Screens	Seats	Building (gross sq. ft)	Tenant
Education Properties:
Subtotal from previous page	n/a	n/a	—	—	1,428,669
Ben Franklin Academy (1)	Highlands Ranch, CO	4/11	—	—	64,779	Benjamin Franklin Acad Project Development
Bradley Academy of Excellence	Goodyear, AZ	4/11	—	—	37,502	Bradley Project Development
American Leadership Academy	Gilbert, AZ	6/11	—	—	43,807	PCI ALA Gilbert LLC
Champions School	Phoenix, AZ	6/11	—	—	24,582	Phoenix Charter Properties
Loveland Classical	Loveland, CO	6/11	—	—	44,600	Loveland Classical School Project Development
Prospect Ridge Academy	Broomfield, CO	8/11	—	—	60,818	Prospect Ridge Acad Project Development
South Phoenix Academy	Phoenix, AZ	11/11	—	—	56,724	Skyline Schools Project Development
Pacific Heritage	Salt Lake City, UT	3/12	—	—	45,125	Pacific Heritage Acad Project Development
Valley Academy	Hurricane, UT	3/12	—	—	25,324	Valley Acad Project Development
Odyssey Institute for International & Advanced Studies	Buckeye, AZ	4/12	—	—	85,154	Schoolhouse Buckeye LLC
American Leadership Academy-Queen Creek Campus	Gilbert, AZ	5/12	—	—	168,192	Schoolhouse Queen Creek LLC
The Environmental Charter School at Frick Park	Pittsburg, PA	7/12	—	—	34,530	Imagine Schools, Inc.
Imagine School at Land O'Lakes	Land O'Lakes, FL	7/12	—	—	40,037	Imagine Schools, Inc.
North East Carolina Prep Academy	Tarboro, NC	7/12	—	—	94,429	NE Carolina Prep Acad Project Development
Chester Community Charter School	Chester Upland, PA	3/13	—	—	25,200	CSMI
Lowcountry Leadership	Hollywood, SC	3/13	—	—	44,181	Lowcountry Leadership Project Development
Children's Learning Adventure	Lake Pleasant, AZ	3/13	—	—	15,309	CLA Properties
Camden Community Charter School	Camden, NJ	4/13	—	—	32,762	CSMI
Bella Mente Academy	Vista, CA	5/13	—	—	26,454	Bella Mente Project Development
Imagine Academy at Sullivant	Columbus, OH	5/13	—	—	41,575	Imagine Schools, Inc.
Imagine Klepinger Community School	Dayton, OH	5/13	—	—	52,112	Imagine Schools, Inc.
Imagine Madison Avenue	Toledo, OH	05/13	—	—	48,375	Imagine Schools, Inc.
Imagine Columbia Leadership	Columbia, SC	05/13	—	—	21,690	Imagine Schools, Inc.
Learning Foundation & Performing Arts Academy	Gilbert, AZ	05/13	—	—	52,723	CAFA Gilbert Investments
McKinley Academy	Chicago, IL	05/13	—	—	34,900	Concept Schools
Global Village Academy-Colorado Springs	Colorado Springs, CO	06/13	—	—	110,000	GVA CS Project Development
Skyline Chandler	Chandler, AZ	07/13	—	—	70,000	Skyline Chandler Project Development
Harrisburg Pike Community	Columbus, OH	11/13	—	—	67,043	Imagine Schools, Inc.
Subtotal Education Properties			—	—	2,896,596

Recreation Properties:
Mad River Mountain (30)	Bellfontaine, OH	11/05	—	—	48,427	Peak Resorts, Inc.
Crotched Mountain (34)	Bennington, NH	02/08	—	—	34,100	Peak Resorts, Inc.
Top Golf-Allen (1)	Allen, TX	02/12	—	—	63,242	Top Golf USA
Top Golf-Dallas (1)	Dallas, TX	02/12	—	—	46,400	Top Golf USA
Top Golf-Houston (1)	Houston, TX	09/12	—	—	65,000	Top Golf USA
WISP Resort (35)	McHenry, MD	12/12	—	—	113,135	Everbright Pacific, LLC
Top Golf-Colony	Colony, TX	12/12	—	—	64,100	Top Golf USA
Camelback Mountain Resort (36)	Tannersville, PA	09/13	—	—	155,669	CBK
Subtotal Recreation Properties			—	—	590,073

Property	Location	Acquisition date	Screens	Seats	Building (gross sq. ft)	Tenant

Other Properties:
Columbia Winery (31)	Sunnyside, WA	06/08	—	—	38,090	E&J Gallo Winery
Geyser Peak Vineyard and House (32)	Geyserville, CA	06/08	—	—	4,914	Accolade Wines
Subtotal Other Properties			—	—	43,004

Total			2,097	418,665	14,629,802

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

(3)	Property is included as security for $65.1 million in mortgage notes payable.

(4)	Property is included as security for a $5.6 million mortgage notes payable.

(5)	Property is included as security for a $7.5 million mortgage note payable.

(6)	Property is included as security for a $31.2 million mortgage note payable.

(7)	Property is included as security for a $7.1 million mortgage note payable.

(8)	Property is included as security for a $6.7 million mortgage note payable.

(9)	Property is included as security for a $4.2 million mortgage note payable.

(10)	Property is included as security for a $5.6 million mortgage note payable.

(11)	Property is included as security for a $7.9 million mortgage note payable.

(12)	Property is included as security for a $4.4 million mortgage note payable.

(13)	Property is included as security for a $12.8 million mortgage note payable.

(14)	Property is included as security for a $13.6 million mortgage note payable.

(15)	Property is included as security for a $18.4 million mortgage note payable.

(16)	Property is included as security for a $18.4 million mortgage note payable.

(17)	Property is included as security for a $10.0 million mortgage note payable.

(18)	Property is included as security for a $10.3 million mortgage note payable.

(19)	Property is included as security for a $4.4 million mortgage note payable.

(20)	Property is included as security for a $9.0 million mortgage note payable.

(21)	Property is included as security for a $4.2 million mortgage note payable

(22)	Property is included as security for a $16.0 million mortgage note payable.

(23)	Property is included as security for a $13.4 million mortgage note payable.

(24)	Property is included as security for a $11.0 million mortgage note payable.

(25)	Property is included as security for a $14.5 million mortgage note payable

(26)	Property is included as security for $10.6 million bond payable.

(27)	Property is included as security for a $14.4 million bond payable

(28)	Property is included as security for a $5.3 million mortgage note payable

(29)	Property in included as security for a $3.7 million mortgage note payable.

(30)	Property includes approximately 324 acres of land.

(31)	Property includes approximately 17 acres of land.

(32)	Property includes approximately 207 acres of land.

(33)	Property is located in Ontario, Canada.

(34)	Property includes approximately 308 acres of land.

(35)	Property includes 406 acres of owned land and 284 acres of land under ground lease.

(36)	Property includes 354 acres of owned land and 185 acres of land under ground lease.

As of December 31, 2013, our owned portfolio of entertainment properties consisted of 11.1 million square feet and was 99% leased, including 9.3 million square feet of owned megaplex theatre properties that were 100% leased. Our owned portfolio of education properties consisted of 2.9 million square feet and was 100% leased. Our owned portfolio of recreation properties consisted of approximately 590 thousand square feet of buildings and 1,392 acres of land, and was 100% leased. The combined owned portfolio consisted of 14.6 million square feet and was 99% leased. The following table sets forth lease expirations regarding EPR’s owned megaplex theatre portfolio and owned education portfolio as of December 31, 2013 (dollars in thousands).

Megaplex Theatre Portfolio						Education Portfolio
Year	Number of Properties		Square Footage	Revenue for the Year Ended December 31, 2013 (1)	% of Company's Total Revenue	Number of Properties		Square Footage	Revenue for the Year Ended December 31, 2013 (2)	% of Company's Total Revenue
2014	—		—	—	—%	—		—	—	—%
2015	3		345,708	9,627	2.8%	—		—	—	—%
2016	4		423,934	9,412	2.7%	—		—	—	—%
2017	4		332,438	7,336	2.1%	1		32,762	445	0.1%
2018	18		1,493,659	30,469	8.9%	—		—	—	—%
2019	8		741,305	22,628	6.6%	—		—	—	—%
2020	7		416,183	9,206	2.7%	—		—	—	—%
2021	6		397,943	9,174	2.7%	—		—	—	—%
2022	12		872,031	22,199	6.5%	—		—	—	—%
2023	6		562,167	12,178	3.5%	—		—	—	—%
2024	10		822,244	16,556	4.8%	—		—	—	—%
2025	6		381,394	12,504	3.6%	—		—	—	—%
2026	4		277,710	5,671	1.7%	—		—	—	—%
2027	2		150,122	3,384	1.0%	—		—	—	—%
2028	2		105,773	1,272	0.4%	—		—	—	—%
2029	15	(3)	1,245,920	14,125	4.1%	—		—	—	—%
2030	—		—	—	—%	—		—	—	—%
2031	4		204,400	3,772	1.1%	11	(5)	547,571	10,362	3.0%
2032	3	(4)	119,566	2,039	0.6%	13	(6)	825,549	13,809	4.0%
2033	6		308,670	1,617	0.5%	18	(7)	1,045,263	13,015	3.8%
There-after	1		56,430	146	—%	6		445,451	6,687	1.9%
	121		9,257,597	$193,315	56.3%	49		2,896,596	$44,318	12.8%

(1)	Consists of rental revenue and tenant reimbursements.

(2)	Consists of rental revenue and financing income related to the public charter schools recorded as a direct financing lease.

(3)	All of these theatre properties are leased under a master lease.

(4)	All of these threatre properties are leased under a master lease.

(5)	Five of these public charter school properties are leased under a master lease to Imagine.

(6)	Six of these public charter school properties are leased under a master lease to Imagine.

(7)	Sixteen of these public charter school properties are leased under a master lease to Imagine.

Our properties are located in 37 states, the District of Columbia and in the Canadian province of Ontario. The following table sets forth certain state-by-state and Ontario, Canada information regarding our owned real estate portfolio as of December 31, 2013 (dollars in thousands). This data does not include the public charter schools recorded as a direct financing lease.

Location	Building (gross sq. ft)	Rental revenue for the year ended December 31, 2013 (1)	% of Rental Revenue
Texas	1,872,787	$36,737	13.8%
Ontario, Canada	1,146,112	42,260	15.8%
California	969,273	29,944	11.2%
Arizona	762,535	12,523	4.7%
Florida	698,163	14,756	5.5%
Colorado	668,900	11,860	4.4%
Virginia	645,986	12,357	4.6%
Illinois	605,793	9,575	3.6%
Michigan	623,916	10,725	4.0%
Louisiana	580,869	11,216	4.2%
North Carolina	517,804	9,983	3.7%
New York	446,076	10,798	4.0%
Ohio	379,981	4,975	1.9%
New Jersey	249,186	5,088	1.9%
Kansas	217,972	4,745	1.8%
Maryland	190,866	3,986	1.5%
Pennsylvania	180,869	1,848	0.7%
Idaho	179,036	2,568	1.0%
Indiana	174,788	2,739	1.0%
South Carolina	163,686	2,384	0.9%
Kentucky	163,655	2,414	0.9%
Connecticut	157,895	2,502	0.9%
Alabama	155,642	2,441	0.9%
New Hampshire	131,500	2,112	0.8%
Mississippi	116,900	2,838	1.1%
Massachusetts	111,166	729	0.3%
Nebraska	107,402	1,836	0.7%
Maine	107,000	1,700	0.6%
Iowa	93,755	1,099	0.4%
Georgia	84,810	1,197	0.4%
Tennessee	82,330	1,796	0.8%
Arkansas	79,330	1,586	0.6%
New Mexico	71,156	157	0.1%
Utah	70,449	1,149	0.4%
Missouri	60,418	1,101	0.4%
Montana	44,650	903	0.3%
Washington	38,090	483	0.2%
	12,950,746	$267,110	100.0%

(1)	Consists of rental revenue and tenant reimbursements.

Office Location
Our executive office is located in Kansas City, Missouri and is leased from a third-party landlord. The office occupies approximately 39 thousand square feet with projected 2014 annual rental of approximately $459 thousand. The lease is scheduled to expire on September 30, 2016, with two separate five year extension options available.
Tenants and Leases
Our existing leases on rental property (on a consolidated basis - excluding unconsolidated joint venture properties) provide for aggregate annual rentals of approximately $262.5 million (not including periodic rent escalations, percentage rent or straight-line rent). Our entertainment portfolio has an average remaining base term life of approximately ten years, our education portfolio has an average remaining base term life of approximately 19 years and our recreation portfolio has an average remaining base term life of approximately 18 years. These leases may be extended for predetermined extension terms at the option of the tenant. Our leases are typically triple-net leases that require the tenant to pay substantially all expenses associated with the operation of the properties, including taxes, other governmental charges, insurance, utilities, service, maintenance and any ground lease payments.

Property Acquisitions and Developments in 2013
Our property acquisitions and developments in 2013 consisted primarily of spending in each of our primary segments of Entertainment, Education and Recreation. The percentage of total investment spending related to build to suit projects, including investment spending for mortgage notes, increased to approximately 60% in 2013 from approximately 45% in 2012 and we expect this trend toward more build to suit projects to continue in 2014. Many of our build to suit opportunities come to us from our existing strong relationships with property operators and developers.

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

On March 7, 2012, Concord Associates, L.P. and seven other companies affiliated with Mr. Cappelli and Concord Associates, L.P. filed a new complaint against the Company and certain of its subsidiaries, as well as Empire Resorts, Inc. and its subsidiary Monticiello Raceway Management, Inc. (collectively, "Empire"), in the United States District Court for the Southern District of New York (the "District Court"). On June 25, 2012, an amended complaint was served against the same parties as well as Kien Huat Realty III Limited and Genting New York, LLC (collectively, "Genting"). The amended complaint alleged unlawful restraint of trade, conspiracy to monopolize and unlawful monopolization, against the Company, Empire and Genting as well as tortious interference against Empire and Genting, in relation to a proposed development transaction on the same Sullivan County, New York resort property. Plaintiffs sought damages of $1.5 billion, plus interest and attorneys' fees.

On September 18, 2013, the District Court dismissed plaintiffs’ federal antitrust claims against all defendants with prejudice, and dismissed the pendent state law claims against Empire and Genting without prejudice, meaning they could be further pursued in state court. The plaintiffs have filed a motion for reconsideration with the District Court, seeking permission to file a Second Amended Complaint, and also have filed a Notice of Appeal.

The Company has not determined that losses related to these matters are probable. Because of the favorable ruling from the District Court and the pending appeal, together with the inherent difficulty of predicting the outcome of litigation generally, the Company does not have sufficient information to determine the amount or range of reasonably possible loss with respect to these matters. The Company's assessments are based on estimates and assumptions that have been deemed reasonable by management, but that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause the Company to change those estimates and assumptions. The Company intends to vigorously defend the claims asserted against the Company and certain of its subsidiaries by the Cappelli Group and its affiliates, for which the Company believes it has meritorious defenses, but there can be no assurances as to its outcome.

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

	High	Low	Dividend
2013:
Fourth quarter	$52.87	$47.39	$0.79
Third quarter	53.05	47.60	0.79
Second quarter	61.18	46.69	0.79
First quarter	52.55	45.70	0.79
2012:
Fourth quarter	$46.75	$42.44	$0.75
Third quarter	48.92	41.13	0.75
Second quarter	48.49	40.04	0.75
First quarter	47.40	41.25	0.75

The closing price for our common shares on the NYSE on February 27, 2014 was $52.12 per share.

We declared dividends to common shareholders aggregating $3.16 and $3.00 per common share in 2013 and 2012, respectively.

While we intend to continue paying regular dividends, future dividend declarations will be at the discretion of the Board of Trustees and will depend on our actual cash flow, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code, debt covenants and other factors the Board of Trustees deems relevant. We began paying dividends to our common shareholders on a monthly rather than quarterly basis beginning in May 2013 and expect to continue to pay such dividends monthly. We expect to continue to pay dividends to our preferred shareholders on a quarterly basis. The actual cash flow available to pay dividends may be affected by a number of factors, including the revenues received from rental properties and mortgage notes, our operating expenses, debt service on our borrowings, the ability of tenants and customers to meet their obligations to us and any unanticipated capital expenditures. Our Series C preferred shares have a fixed dividend rate of 5.75%, our Series E preferred shares have a fixed dividend rate of 9.00% and our Series F preferred shares have a fixed dividend rate of 6.625%.

During the year ended December 31, 2013, the Company did not sell any unregistered equity securities.

On February 27, 2014, there were approximately 730 holders of record of our outstanding common shares.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2013, the Company did not purchase any unregistered equity securities.

Share Performance Graph

The following graph compares the cumulative return on our common shares during the five year period ended December 31, 2013, to the cumulative return on the MSCI U.S. REIT Index and the Russell 2000 Index for the same period. The comparisons assume an initial investment of $100 and the reinvestment of all dividends during the comparison period. Performance during the comparison period is not necessarily indicative of future performance.

Total Return Analysis
	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
EPR Properties	$100.00	$131.85	$183.72	$185.12	$208.86	$236.78
MSCI US REIT Index	$100.00	$128.61	$165.23	$179.60	$211.50	$216.73
Russell 2000 Index	$100.00	$127.17	$161.32	$154.59	$179.86	$249.69
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

Item 6. Selected Financial Data
Operating statement data
(Dollars in thousands except per share data)

The operating data below reflects the reclassification of discontinued operations for properties sold or held for sale.

	Year Ended December 31,
	2013	2012	2011	2010	2009
Rental revenue	$248,709	$234,517	$219,733	$208,044	$181,249
Tenant reimbursements	18,401	18,575	17,965	17,100	15,438
Other income	1,682	738	374	536	2,833
Mortgage and other financing income	74,272	63,977	55,564	52,044	44,999
Total revenue	343,064	317,807	293,636	277,724	244,519
Property operating expense	26,016	24,915	24,204	22,253	21,932
Other expense	658	1,382	1,613	864	1,820
General and administrative expense	25,613	23,170	20,173	18,225	15,116
Costs associated with loan refinancing or payoff, net	6,166	627	1,877	11,383	117
Gain on early extinguishment of debt	(4,539)	—	—	—	—
Interest expense, net	81,056	76,656	71,295	68,462	61,579
Transaction costs	1,955	404	1,727	517	3,321
Provision for loan losses	—	—	—	700	70,954
Impairment charges	—	3,074	2,531	463	—
Depreciation and amortization	53,946	46,698	42,975	40,064	36,779
Income before equity in income from joint ventures and other items	152,193	140,881	127,241	114,793	32,901
Equity in income from joint ventures	1,398	1,025	2,847	2,138	895
Gain on sale or acquisition, net	3,017	—	—	—	—
Gain on previously held equity interests	4,853	—	—	—	—
Income before income taxes	161,461	141,906	130,088	116,931	33,796
Income tax benefit	14,176	—	—	—	—
Income from continuing operations	$175,637	$141,906	$130,088	$116,931	$33,796
Discontinued operations:
Income (loss) from discontinued operations	333	(20,215)	(34,367)	(12,163)	(45,702)
Gain (loss) on sale or acquisition of real estate	4,256	(27)	19,545	8,287	—
Net income (loss)	180,226	121,664	115,266	113,055	(11,906)
Add: Net loss (income) attributable to noncontrolling interests	—	(108)	(38)	1,819	19,913
Net income attributable to EPR Properties	180,226	121,556	115,228	114,874	8,007
Preferred dividend requirements	(23,806)	(24,508)	(28,140)	(30,206)	(30,206)
Preferred share redemption costs	—	(3,888)	(2,769)	—	—
Net income (loss) available to common shareholders of EPR Properties	$156,420	$93,160	$84,319	$84,668	$(22,199)
Per share data attributable to EPR Properties shareholders:
Basic earnings per share data:
Income from continuing operations	$3.16	$2.42	$2.13	$1.92	$0.10
Income (loss) from discontinued operations	0.10	(0.43)	(0.32)	(0.05)	(0.71)
Net income (loss) available to common shareholders	$3.26	$1.99	$1.81	$1.87	$(0.61)
Diluted earnings per share data:
Income from continuing operations	$3.15	$2.41	$2.12	$1.91	$0.10
Income (loss) from discontinued operations	0.09	(0.43)	(0.32)	(0.05)	(0.71)
Net income (loss) available to common shareholders	$3.24	$1.98	$1.80	$1.86	$(0.61)
Shares used for computation (in thousands):
Basic	48,028	46,798	46,640	45,206	36,122
Diluted	48,214	47,049	46,901	45,555	36,235
Cash dividends declared per common share	$3.16	$3.00	$2.80	$2.60	$2.60

Balance sheet data
(Dollars in thousands)

	December 31,
	2013	2012	2011	2010	2009
Net real estate investments	$2,394,966	$2,113,434	$2,031,090	$2,217,047	$1,867,358
Mortgage notes and related accrued interest receivable, net	486,337	455,752	325,097	305,404	522,880
Investment in a direct financing lease, net	242,212	234,089	233,619	226,433	169,850
Total assets	3,272,276	2,946,730	2,733,995	2,923,420	2,680,732
Dividends payable	19,552	41,186	38,711	37,804	35,432
Debt	1,475,336	1,368,832	1,154,295	1,191,179	1,141,423
Total liabilities	1,584,262	1,486,832	1,235,892	1,292,162	1,212,775
Equity	1,688,014	1,459,898	1,498,103	1,631,258	1,467,957

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

As of December 31, 2013, our total assets exceeded $3.2 billion (after accumulated depreciation of approximately $0.4 billion) which included investments in 121 megaplex theatre properties , 48 public charter school properties, one early education center and various other entertainment and recreation properties located in 37 states, the District of Columbia and Ontario, Canada. The combined owned portfolio consisted of 14.6 million square feet and was 99% leased. As of December 31, 2013, we had invested approximately $290.8 million in development land and property under development and approximately $486.3 million in mortgage financing for entertainment, education and recreation properties.

Operating Results

Our total revenue, net income available to common shareholders and Funds From Operations As Adjusted ("FFOAA") are detailed below for the years ended December 31, 2013 and 2012 (in millions, except per share information):

	Year ended December 31,
	2013	2012	Increase
Total revenue	$343.1	$317.8	8%
Net income available to common shareholders of EPR Properties	156.4	93.2	68%
FFOAA per diluted share	3.90	3.69	6%

Our total revenue, net income available to common shareholders of EPR Properties and FFOAA per diluted share increased year over year primarily due to investment spending in 2012 and 2013 (discussed below), lower financing rates and favorable percentage revenue related to our interests in golf entertainment complexes. Additionally, we recognized $1.2 million in other income for the year ended December 31, 2013 related to option payments received in connection with a planned casino and resort development in Sullivan County, New York. Our net income available to common shareholders of EPR Properties and per share results for the year ended December 31, 2013 were also favorably impacted by a $4.5 million gain on early extinguishment of debt, a combined gain of $7.9 million related to the purchase and consolidation of our previously held equity interests in two joint ventures, the recognition of a net $14.2 million income tax benefit (primarily triggered by tax law changes related to our real estate assets in Canada), and gain on sale of vineyard and winery properties as we exit that business. Our net income available to common shareholders of EPR Properties and per share results for the year ended December 31, 2013 and 2012 were negatively impacted by $6.2 million and $0.6 million, respectively, in costs associated with loan refinancing or payoff as a result of the repayment of secured debt and amendments to our unsecured revolving credit facility and both measures in 2012 were negatively impacted by impairment charges related to our vineyard and winery properties. FFOAA is a non-GAAP financial measure. For the definitions and further details on the calculations of FFOAA and certain other non-GAAP financial measures, see section below titled "Funds From Operations (FFO), Funds From Operations As Adjusted (FFOAA) and Adjusted Funds from Operations (AFFO)."

Investment Spending Overview

During 2013, our total investment spending of $403.7 million was an increase of 35% over our investment spending in 2012 with increases coming in each of our primary segments of Entertainment, Education and Recreation.

During 2013, our investment spending in our Entertainment segment was $115.7 million compared to $121.4 million in the prior year. As box office performance was strong once again in 2013, we continued to have build-to-suit opportunities available for megaplex theatres at attractive terms with both existing and new tenants. Additionally, many megaplex theatre operators are expanding their food and beverage options and are now including in-theatre dining options, luxury seating and alcohol availability. This trend is expected to continue to provide build-to-suit opportunities for us in the future as well.

During 2013, our investment spending in our Education segment was $155.5 million compared to $81.4 million in the prior year, and included build-to-suit public charter schools and, to a lesser extent, build-to-suit early childhood education centers and private schools. We continued to establish our position as a leading owner of public charter school real estate and expect this momentum to continue into 2014. We continued to diversify our tenant base, and as of year-end we have 26 different public charter school operators and we expect to continue to expand this number in 2014. We also expect to increase our investments in early childhood education centers and private schools as we move forward.

During 2013, our investment spending in our Recreation segment was $127.3 million compared to $83.6 million in the prior year, and related to metro ski areas and golf entertainment complexes as well as the purchase of the Camelback Mountain Ski Resort (”Camelback”). As a part of the acquisition of Camelback, we have agreed to finance an additional

$110.7 million to construct a water-park hotel on the property, which we expect to begin in 2014. We plan to continue to seek attractive investments in this segment in 2014.

During 2013, our investment spending in our Other segment was $5.2 million and related to our land held for development in Sullivan County, New York. This project is further discussed below under “Recent Developments".

Capitalization Strategies

Our property acquisitions and financing commitments are financed by cash from operations, borrowings under our unsecured revolving credit facility and unsecured term loan facility, long-term mortgage debt, and the sale of debt and equity securities. During the past several years, we have taken significant steps to implement our strategy of migrating to an unsecured debt structure and maintaining significant liquidity by issuing $875.0 million of unsecured notes and paying off secured debt. In 2013, we also reduced our cost of debt by amending and restating our unsecured revolving credit facility, allowing for reductions in interest rate spread and facility fee pricing while at the same time increasing its capacity to $475.0 million. Additionally, we amended and restated our unsecured term loan facility increasing the initial amount to $265.0 million and lowering the interest rate. We also increased the accordion feature under both of our unsecured revolving credit facility and unsecured term loan facility increasing the maximum amount available under the facilities to $600.0 million and $400.0 million, respectively. Having enhanced our liquidity position, strengthened our balance sheet and continued our access to the unsecured debt markets, we believe we are better positioned to aggressively pursue investments, acquisitions and financing opportunities that may become available to us from time to time.

Throughout the remainder of 2014, we expect to maintain our debt to total gross assets ratio between 35% and 45%. Depending on our capital needs, we will seek both debt and equity capital and will consider issuing additional shares under the direct share purchase component of our DSP Plan. While equity issuances and maintaining lower leverage mitigate the growth in per share results, we believe lower leverage and an emphasis on liquidity are prudent during the current economic environment.

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

Real Estate Acquisitions
Upon acquisition of real estate properties, we determine if the acquisition meets the criteria to be accounted for as a business combination. Accordingly, we account for (1) acquired vacant properties, (2) acquired single tenant properties when a new lease or leases are signed at the time of acquisition, and (3) acquired single tenant properties that have an existing long-term triple-net lease or leases (greater than 7 years) as asset acquisitions. Acquisitions of properties with shorter-term leases or properties with multiple tenants that require business related activities to manage and maintain the properties (i.e. those properties that involve a process) are treated as business combinations.

Costs incurred for asset acquisitions and development properties, including transaction costs, are capitalized. For asset acquisitions, we allocate the purchase price and other related costs incurred to the real estate assets acquired based on recent independent appraisals and management judgment.

If the acquisition is determined to be a business combination, we record the fair value of acquired tangible assets (consisting of land, building, tenant improvements, and furniture, fixtures and equipment) and identified intangible assets and liabilities (consisting of above and below market leases, in-place leases, tenant relationships and assumed financing that is determined to be above or below market terms) as well as any noncontrolling interest. In addition, acquisition-related costs in connection with business combinations are expensed as incurred.

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

Recent Developments

Debt Financing
On March 4, 2013, we entered into a Discounted Payoff and Settlement Agreement (the "Agreement") regarding one of our loan agreements secured by a theatre property located in Omaha, Nebraska. Pursuant to the Agreement, we made a cash payment of $9.7 million that included a forfeited restricted cash account with a balance of $1.2 million in full satisfaction of the loan. Accordingly, we recorded a gain on early extinguishment of debt of $4.5 million during the year ended December 31, 2013.

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

As further discussed below, during the year ended December 31, 2013, we amended both our unsecured revolving credit facility as well as our unsecured term loan facility.

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
The amendments to the unsecured term loan facility (i) increase the initial amount from $240.0 million to $265.0 million and increase the accordion such that the maximum amount available under the facility increased from $350.0 million to $400.0 million, (ii) extend the maturity date from January 5, 2017, to July 23, 2018, (iii) lower the interest rate in all but the lowest rating agencies' ratings categories which was LIBOR plus 1.60% at closing and (iv) add four new subsidiary borrowers.
On August 20, 2013, we assumed $14.4 million in economic development revenue bonds in conjunction with the acquisition of two theatre properties. The bonds have a stated maturity date of October 1, 2037 and bear interest at a variable rate which resets on a weekly basis and was 0.06% at December 31, 2013. The bonds require monthly interest only payments with principal due at maturity.
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
Issuance of Common Shares
During the year ended December 31, 2013, we issued pursuant to a registered public offering 937,652 common shares under the direct share purchase component of the Dividend Reinvestment and Direct Share Purchase Plan ("DSP Plan") for total net proceeds after expenses of $46.3 million. In addition, subsequent to December 31, 2013, we issued an aggregate of 1,280,465 common shares under the DSP Plan for total net proceeds of $64.5 million.

Additionally, on October 23, 2013, we issued 3.6 million common shares in a registered public offering for total net proceeds, after the underwriting discount and offering expenses, of approximately $174.0 million.

Investment Spending
Our investment spending during the year ended December 31, 2013 totaled $403.7 million, and included investments in each of our four operating segments.

Entertainment investment spending during the year ended December 31, 2013 totaled $115.7 million, and was related primarily to investments in build-to-suit construction of nine megaplex theatres and two family entertainment centers that are subject to long-term triple net leases or long-term mortgage agreements. In addition, our $115.7 million investment spending included the acquisition of three megaplex theatres located in Louisiana and Alabama, which are leased under long-term triple net lease agreements as well as the acquisition of our partners' interest in the Atlantic-EPR I and Atlantic-EPR II joint ventures.

Education investment spending during the year ended December 31, 2013 totaled $155.5 million, and was related to investments in build-to-suit construction of 19 public charter schools, two private schools and five early childhood education centers, as well as the acquisition of an early childhood education center located in Peoria, Arizona, each of which is subject to a long-term triple net lease or long-term mortgage agreement. In addition, our $155.5 million investment spending included the acquisition of a public charter school in Columbia, South Carolina for $3.3 million that is leased under the master lease to Imagine Schools, Inc. ("Imagine").

Recreation investment spending during the year ended December 31, 2013 totaled $127.3 million, and was related to fundings under our mortgage notes for improvements at existing ski and water-park properties as well as the acquisition of Camelback located in Tannersville, Pennsylvania. In addition, our $127.3 million recreation investment spending related to build-to-suit construction of eight TopGolf golf entertainment facilities, as well as funding improvements at our ski property located in Maryland.

Other investment spending during the year ended December 31, 2013 totaled $5.2 million and was related to the land held for development in Sullivan County, New York.

Additionally, during the year ended December 31, 2013, we extended the maturity of our mortgage loan agreement with Peak Resorts, Inc. from April 1, 2013 to April 1, 2016. The loan is secured by 696 acres of development land at Mt. Snow.

The following details our investment spending during the years ended December 31, 2013 and 2012 (in thousands):

For the Year Ended December 31, 2013
Operating Segment	Total Investment Spending	New Development	Re-development	Asset Acquisition	Investment in Mortgage Notes	Investment in Joint Ventures or Direct Financing Lease
Entertainment	$115,666	$50,127	$6,908	$43,964	$13,061	$1,606
Education	155,508	108,000	—	14,052	30,194	3,262
Recreation	127,310	38,050	—	70,668	18,592	—
Other	5,167	5,167	—	—	—	—
Total Investment Spending	$403,651	$201,344	$6,908	$128,684	$61,847	$4,868

For the Year Ended December 31, 2012
Operating Segment	Total Investment Spending	New Development	Re-development	Asset Acquisition	Investment in Mortgage Notes	Investment in Joint Ventures
Entertainment	$121,437	$34,350	$10,288	$16,999	$58,000	$1,800
Education	81,397	54,327	—	—	27,070	—
Recreation	83,643	3,842	—	55,503	24,298	—
Other	11,605	11,605	—	—	—	—
Total Investment Spending	$298,082	$104,124	$10,288	$72,502	$109,368	$1,800

The above amounts include $128 thousand and $105 thousand in capitalized payroll, $2.8 million and $802 thousand in capitalized interest and $2.0 million and $1.4 million in capitalized other general and administrative direct project costs for the years ended December 31, 2013 and 2012, respectively. In addition, we had $3.5 million and $4.3 million of maintenance capital expenditures for the years ended December 31, 2013 and 2012, respectively.

Imagine Schools Update
During 2013, per the terms of the master lease with Imagine, we exchanged four St. Louis, Missouri schools that had been non-operational for four operating schools located in Ohio. Also, during 2013, Imagine was notified that two schools it operates in Indiana (and owned by us) would not have their charters renewed for the 2013/2014 academic year (one school has subsequently been sublet). In addition, Imagine lost a subtenant for another property we own in Georgia.

Accordingly, as of December 31, 2013, we have 21 schools that are occupied and operated by Imagine, three schools that have been subleased by Imagine, and three schools that remain non-operational. For these remaining non-operational schools, Imagine continues to seek further opportunities for sale or sublease. Imagine remains responsible for payments on all 27 properties under the master lease and was current as of December 31, 2013. We do not anticipate any delay in future payments under the master lease, and as additional credit support we continue to hold a $16.4 million letter of credit from Imagine.

Planned Casino and Resort Development in Sullivan County, New York
During the year ended December 31, 2013, we expended approximately $5.2 million in pursuit of the necessary environmental and land use approvals and permits for the proposed casino anchored development in Sullivan County, New York and received approval from the Town of Thompson Board on a comprehensive development plan. We have also moved forward with the submission of individual site plan applications. In addition, on November 5, 2013, New York State voters approved Proposition One, a constitutional amendment authorizing a limited number of full scale casino gaming licenses at certain locations to be determined by the commission jointly appointed by the governor and the legislature. The proposed ground lease tenant for a portion of our Sullivan County, New York property, Empire Resorts, has stated that it intends to apply for and actively pursue a license from the New York Gaming Commission to operate a full-scale casino on the proposed gaming parcel. In conjunction with their application, Empire Resorts has stated that its intent to secure financing for all improvements to be located on the proposed gaming parcel.

Upon finalizing a master development agreement with Empire Resorts and waiving our right to terminate it in September 2013, $1.2 million in previous payments received from Empire Resorts under an existing option to lease agreement became non-refundable and was recognized in income. In addition, beginning in November 2013, we began receiving non-refundable monthly payments of $250 thousand from Empire Resorts under the option agreement. Unlike the option payments recognized in income previously, these payments are creditable against future rent payments. Thus, these payments are not being recognized in income when received but rather are being deferred and will be recognized as income as part of lease accounting should Empire Resorts sign a definitive lease agreement in the future or, alternatively, would be recognized as income upon a decision by Empire Resorts to abandon the project.

As further described in Note 20 to the consolidated financial statements in this Annual Report on Form 10-K, this planned casino and resort development is the subject of ongoing litigation for which we believe we have meritorious defenses.

Vineyards and Wineries
We continue to make progress in selling our remaining vineyard and winery properties and during 2013, we completed the sale of five such investments for $49.8 million and a net gain of $4.3 million was recognized. At December 31, 2013, we had approximately $7.6 million remaining net book value in vineyard and winery assets and expect to pursue additional sales in 2014.

Results of Operations

Year ended December 31, 2013 compared to year ended December 31, 2012

Rental revenue was $248.7 million for the year ended December 31, 2013 compared to $234.5 million for the year ended December 31, 2012. Rental revenue increased $14.2 million from the prior period, of which $17.9 million was related to acquisitions completed in 2013 and 2012, and was partially offset by a net decrease of $3.7 million in rental revenue on existing properties. Percentage rents of $2.6 million and $1.8 million were recognized during the years ended December 31, 2013 and 2012, respectively. Straight-line rents of $4.8 million and $4.6 million were recognized during the years ended December 31, 2013 and 2012, respectively.

During the year ended December 31, 2013, we experienced a decrease of approximately 30.0% in rental rates on approximately 692,000 square feet with respect to five lease renewals and two new leases on existing properties. Additionally, we have funded or have agreed to fund a weighted average of $28.60 per square foot in tenant improvements. There were no leasing commissions related to these renewals.

Other income was $1.7 million for the year ended December 31, 2013 compared to $0.7 million for the year ended December 31, 2012. The $1.0 million increase is primarily due to to option payments earned related to the planned casino and resort development in Sullivan County, New York.

Mortgage and other financing income for the year ended December 31, 2013 was $74.3 million compared to $64.0 million for the year ended year ended December 31, 2012. The $10.3 million increase is primarily due to increased real estate lending activities related to our mortgage loan agreements. We also recognized participating interest income of $0.9 million from SVVI related to our water-park interests for both of the years ended December 31, 2013 and 2012.

Our property operating expense totaled $26.0 million for the year ended December 31, 2013 compared to $24.9 million for the year ended December 31, 2012. These property operating expenses arise from the operations of our retail centers and other specialty properties. The $1.1 million increase resulted primarily from increases in property tax and vacant space expenses at these properties.

Other expense was $0.7 million for the year ended December 31, 2013 compared to $1.4 million for the year ended December 31, 2012. The decrease of $0.7 million is primarily due to more favorable net settlement of foreign currency forward and swap contracts.

Our general and administrative expense totaled $25.6 million for the year ended December 31, 2013 compared to $23.2 million for the year ended December 31, 2012. The increase of $2.4 million is primarily due to an increase in payroll related expenses and professional fees.

Costs associated with loan refinancing or payoff, net for the year ended December 31, 2013 were $6.2 million and were related to our repayment of secured fixed rate mortgage debt as well as the amendments to our unsecured revolving credit facility. Costs associated with loan refinancing or payoff, net were $0.6 million for the year ended December 31, 2012 and related to the prepayment of secured fixed rate mortgage debt.

Gain on early extinguishment of debt for the year ended December 31, 2013 was $4.5 million and related to our discounted payoff of a mortgage loan secured by a theatre property located in Omaha, Nebraska. There was no gain on early extinguishment of debt for the year ended December 31, 2012.

Our net interest expense increased by $4.4 million to $81.1 million for the year ended December 31, 2013 from $76.7 million for the year ended December 31, 2012. This increase resulted primarily from an increase in average borrowings and was partially offset by a decrease in the weighted average interest rate used to finance our real estate acquisitions and fund our mortgage notes receivable.

Transaction costs totaled $2.0 million for the year ended December 31, 2013 compared to $0.4 million for the year ended December 31, 2012. The increase of $1.6 million is due to an increase in costs associated with terminated transactions and potential business combinations.

There were no impairment charges for the year ended December 31, 2013. Impairment charges for the year ended December 31, 2012 were $3.1 million and related to certain of our vineyard and winery properties.

Depreciation and amortization expense totaled $53.9 million for the year ended December 31, 2013 compared to $46.7 million for the year ended December 31, 2012. The $7.2 million increase resulted primarily from asset acquisitions completed in 2013 and 2012.

Equity in income from joint ventures totaled $1.4 million for the year ended December 31, 2013 compared to $1.0 million for the year ended December 31, 2012. The $0.4 million increase is primarily due to an increase in income from our joint venture projects located in China.

Gain on sale or acquisition, net was $3.0 million for the year ended December 31, 2013 and primarily related to the acquisition of the assets held in the Atlantic-EPR I and Atlantic-EPR II joint ventures previously held as equity interests. There was no gain on acquisition for the year ended December 31, 2012.

Gain on previously held equity interest was $4.9 million for the year ended December 31, 2013 and was due to the fair value adjustment associated with our original ownership in the Atlantic-EPR I and II joint ventures that was valued due to our acquisition of the remaining interest in these partnerships. There was no gain on previously held equity interest for the year ended December 31, 2012.

Income tax benefit was $14.2 million for the year ended December 31, 2013 and primarily resulted from the deferred tax valuation allowance reduction which was triggered by tax law changes. Recent changes in Canadian tax law restricted the deductibility of intercompany interest such that the Canadian trust is expected to incur and pay income taxes in the future. This amount was partially offset by $0.6 million in expense recognized due to state income taxes and withholding tax for distributions related to our unconsolidated joint venture projects located in China. There was no income tax benefit for the year ended December 31, 2012 and any expenses in 2012 related to state and foreign income taxes were not significant.

Income from discontinued operations was $0.3 million for the year ended December 31, 2013 and related to the operations of five winery and vineyard properties which were sold during 2013. Loss from discontinued operations was $20.2 million (including impairment charges of $20.8 million) for the year ended December 31, 2012 and related to the operations of the prior mentioned properties as well as the operations of two winery and vineyard properties which were sold during 2012. Additionally, included in discontinued operations for the years ended December 31, 2013 and 2012 are the operations that relate to the settlement of escrow reserves established with the March 29, 2011 sale of Toronto Dundas Square.

Gain on sale or acquisition of real estate from discontinued operations was $4.3 million for the year ended December 31, 2013 and was due to the sale of five winery and vineyard properties during the year. Loss on sale or acquisition of real estate from discontinued operations was $0.02 million for the year ended December 31, 2012 and related to the sale of two winery and vineyard properties which was partially offset by a gain on sale or acquisition of real estate of $0.3 million that relates to the settlement of escrow reserves established with the March 29, 2011 sale of Toronto Dundas Square.

Preferred dividend requirements for the year ended December 31, 2013 were $23.8 million compared to $24.5 million for the year ended December 31, 2012. The $0.7 million decrease is due to a decrease of $7.2 million as a result of the redemption of 4.6 million Series D preferred shares on November 5, 2012, offset by an increase of $6.5 million due to the issuance of 5.0 million Series F preferred shares issued on October 12, 2012.

There were no preferred share redemption costs for the year ended December 31, 2013. Preferred share redemption costs of $3.9 million for the year ended December 31, 2012 were due to the redemption of all of the Series D preferred shares on November 5, 2012. These costs consist of the original issuance costs and other redemption related expenses.

Year ended December 31, 2012 compared to year ended December 31, 2011

Rental revenue was $234.5 million for the year ended December 31, 2012 compared to $219.7 million for the year ended December 31, 2011. Rental revenue increased $14.8 million from the prior period, of which $12.6 million was related to acquisitions completed in 2012 and 2011, and $2.2 million was related to net rent increases on existing properties. Percentage rents of $1.8 million and $1.1 million were recognized during the years ended December 31, 2012 and 2011, respectively. Straight-line rents of $4.6 million and $0.5 million were recognized during the years ended December 31, 2012 and 2011, respectively.

During the year ended December 31, 2012, we experienced a decrease of approximately 7.7% in rental rates on approximately 720,000 square feet with respect to five lease renewals and four new leases on existing properties. Additionally, we have funded or have agreed to fund a weighted average of $12.24 per square foot in tenant improvements and a weighted average of $0.43 per square foot in leasing commissions.
Tenant reimbursements totaled $18.6 million for the year ended December 31, 2012 compared to $18.0 million for the year ended December 31, 2011. These tenant reimbursements arise from the operations of our entertainment retail centers. The $0.6 million increase is primarily due as an increase in tenant reimbursements at our retail centers in Ontario, Canada.

Other income was $0.7 million for the year ended December 31, 2012 compared to $0.4 million for the year ended December 31, 2011. The $0.3 million increase is primarily due to a court settlement payment related to a vineyard property.

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

Our property operating expense totaled $24.9 million for the year ended December 31, 2012 compared to $24.2 million for the year ended December 31, 2011. These property operating expenses arise from the operations of our retail centers and other specialty properties. The $0.7 million increase resulted primarily due to increased bad debt expense at multi-tenant properties during 2012 and increases in property operating expenses at our retail centers in Ontario, Canada.

Our general and administrative expense totaled $23.2 million for the year ended December 31, 2012 compared to $20.2 million for the year ended December 31, 2011. The increase of $3.0 million is primarily due to an increase in payroll related expenses, travel costs, professional fees, insurance costs and franchise taxes.

Costs associated with loan refinancing or payoff, net were $0.6 million for the year ended December 31, 2012 and related to the prepayment of our mortgage notes payable totaling $171.6 million. Costs associated with loan refinancing or payoff, net were $1.9 million for the year ended December 31, 2011 and related to the termination of our eight term loans outstanding under the vineyard and winery facility. In connection with the payment in full of these term loans, the related interest rate swaps were terminated at a cost of $4.6 million (including $4.1 million which is classified within discontinued operations) and deferred financing costs, net of accumulated amortization, of $1.8 million were written off. These costs were partially offset by a gain of $0.4 million on the settlement of a capital lease obligation related to the planned casino and resort development in Sullivan County, New York.

Our net interest expense increased by $5.4 million to $76.7 million for the year ended December 31, 2012 from $71.3 million for the year ended December 31, 2011. This increase resulted primarily from an increase in average borrowings and was partially offset by a decrease in the weighted average interest rate used to finance our real estate acquisitions and fund our mortgage notes receivable.

Transaction costs totaled $0.4 million for the year ended December 31, 2012 compared to $1.7 million for the year ended December 31, 2011. The decrease of $1.3 million is due to less write off of costs associated with terminated transactions.

Impairment charges for the year ended December 31, 2012 were $3.1 million compared to $2.5 million for the year ended December 31, 2011 and related to certain of our vineyard and winery properties.

Depreciation and amortization expense totaled $46.7 million for the year ended December 31, 2012 compared to $43.0 million for the year ended December 31, 2011. The $3.7 million increase resulted primarily from asset acquisitions completed in 2012 and 2011.

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

Loss from discontinued operations was $20.2 million (including impairment charges of $20.8 million) for the year ended December 31, 2012 and related to the operations of five winery and vineyard properties that were sold during 2013 as well as the operations of two winery and vineyard properties which were sold during 2012. Loss from discontinued operations totaled $34.4 million (including impairment charges of $33.5 million and costs associated with loan refinancing of $4.1 million) for the year ended December 31, 2011 and related to the operations of the prior mentioned properties as well as the operations of three winery and vineyard properties that were sold during 2011 and the Toronto Dundas Square property which was sold on March 29, 2011.

Loss on sale or acquisition of real estate from discontinued operations was $0.02 million for the year ended December 31, 2012 and related to the sale of two winery and vineyard properties which was partially offset by a gain on sale or acquisition of real estate of $0.3 million that relates to the settlement of escrow reserves established with the March 29, 2011 sale of Toronto Dundas Square. Gain on sale or acquisition of real estate from discontinued operations for the year ended December 31, 2011 was due to a $19.5 million gain on sale of Toronto Dundas Square as well as a $0.02 million gain on the sale of one winery and vineyard property.

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

Liquidity and Capital Resources

Cash and cash equivalents were $8.0 million at December 31, 2013. In addition, we had restricted cash of $9.7 million at December 31, 2013. Of the restricted cash at December 31, 2013, $5.6 million relates to cash held for our borrowers’ debt service reserves for mortgage notes receivable, $0.1 million relates to escrow balances required in connection with the sale of Toronto Dundas Square and the balance represents deposits required in connection with debt service, payment of real estate taxes and capital improvements.

Mortgage Debt, Credit Facilities and Term Loan

As of December 31, 2013, we had total debt outstanding of $1.5 billion of which $310.3 million was fixed rate mortgage debt secured by a portion of our rental properties. The fixed rate mortgage debt had a weighted average interest rate of approximately 5.9% at December 31, 2013.

At December 31, 2013, we had outstanding $875.0 million in aggregate principal amount of unsecured senior notes ranging in interest rates from 5.25% to 7.75%. All of these notes are guaranteed by certain of our subsidiaries. The notes contain various covenants, including: (i) a limitation on incurrence of any debt that would cause the ratio of our debt to adjusted total assets to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause the ratio of secured debt to adjusted total assets to exceed 40%; (iii) a limitation on incurrence of any debt which would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of our total unencumbered assets such that they are not less than 150% of our outstanding unsecured debt.

At December 31, 2013, we had no debt outstanding under our $475.0 million unsecured revolving credit facility, with interest at a floating rate of LIBOR plus 140 basis points, which was 1.57% at December 31, 2013. The unsecured revolving credit facility has a term expiring July 23, 2017 with a one year extension available at our option, subject to certain terms and conditions. The amount that we are able to borrow on our unsecured revolving credit facility is a function of the values and advance rates, as defined by the credit agreement, assigned to the assets included in the borrowing base less outstanding letters of credit and less other liabilities. The unsecured revolving credit facility also contains an "accordion" feature allowing it to be increased by up to an additional $125.0 million upon satisfaction of certain conditions. At December 31, 2013, our total availability under the unsecured revolving credit facility was $475.0 million.

At December 31, 2013, we also had a $265.0 million unsecured term loan facility, with interest at a floating rate of LIBOR plus 160 basis points, which was 1.77% at December 31, 2013, and $240.0 million of this LIBOR-based debt has been fixed with interest rate swaps at 2.51% through January 5, 2016 and 2.38% from January 5, 2016 to July 5, 2017. The loan matures on July 23, 2018. The unsecured term loan facility also contains an "accordion" feature allowing it to be increased by up to an additional $135.0 million upon satisfaction of certain conditions.

Our unsecured revolving credit facility and our unsecured term loan facility contain substantially identical financial covenants that limit our levels of consolidated debt, secured debt, investment levels outside certain categories and dividend distributions, and require minimum coverage levels for fixed charges and unsecured debt service costs. Additionally, our unsecured revolving credit facility, unsecured term loan facility and our unsecured senior notes contain cross-default provisions that go into effect if we default on any of our obligations for borrowed money or credit in an amount exceeding $25.0 million ($50.0 million for the 5.25% unsecured senior notes), unless such default has been waived or cured within a specified period of time. We were in compliance with all financial covenants under our debt instruments at December 31, 2013.

Our principal investing activities are acquiring, developing and financing entertainment, education and recreation properties. These investing activities have generally been financed with senior unsecured notes and mortgage debt, as well as the proceeds from equity offerings. Our unsecured revolving credit facility is also used to finance the acquisition or development of properties, and to provide mortgage financing. We have and expect to continue to issue debt securities in public or private offerings. Continued growth of our rental property and mortgage financing portfolios will depend in part on our continued ability to access funds through additional borrowings and securities offerings.

Certain of our debt agreements contain customary restrictive covenants related to financial and operating performance as well as certain cross-default provisions. We were in compliance with all financial covenants at December 31, 2013.

During the year ended December 31, 2013, we issued pursuant to a registered public offering 937,652 common shares under the direct share purchase component of the DSP Plan for total net proceeds after expenses of $46.3 million.

On October 23, 2013, we issued 3.6 million common shares in a registered public offering for total net proceeds, after the underwriting discount and offering expenses, of approximately $174.0 million.

Liquidity Requirements

Short-term liquidity requirements consist primarily of normal recurring corporate operating expenses, debt service requirements and dividends to shareholders. We meet these requirements primarily through cash provided by operating activities. Net cash provided by operating activities was $234.1 million, $207.4 million and $195.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. Net cash used by investing activities was $336.5 million and $255.8 million for the years ended December 31, 2013 and 2012, respectively, and net cash provided by investing activities was $89.7 million for the year ended December 31, 2011. Net cash provided by financing activities was $100.2 million and $44.2 million for the years ended December 31, 2013 and 2012, respectively, and net cash used in financing activities was $282.4 million for the year ended December 31, 2011. We anticipate that our cash on hand, cash from operations, and funds available under our unsecured revolving credit facility will provide adequate liquidity to fund our operations, make interest and principal payments on our debt, and allow dividends to be paid to our shareholders and avoid corporate level federal income or excise tax in accordance with REIT Internal Revenue Code requirements.

Liquidity requirements at December 31, 2013 consisted primarily of maturities of debt. Contractual obligations as of December 31, 2013 are as follows (in thousands):

	Year ended December 31,
Contractual Obligations	2014	2015	2016	2017	2018	Thereafter	Total
Long Term Debt Obligations	$10,911	$106,448	$102,910	$76,690	$278,382	$899,995	$1,475,336
Interest on Long Term Debt Obligations	78,848	76,997	69,424	63,489	57,778	168,676	515,212
Operating Lease Obligations	434	454	358	—	—	—	1,246
Total	$90,193	$183,899	$172,692	$140,179	$336,160	$1,068,671	$1,991,794

Commitments

As of December 31, 2013, we had 10 entertainment development projects for which we have commitments to fund approximately $54.6 million of additional improvements, 11 education development projects for which we have commitments to fund approximately $127.5 million of additional improvements and six recreation development projects for which we have commitments to fund approximately $57.3 million. Of these amounts, approximately $223.7 million is expected to be funded in 2014. Development costs are advanced by us in periodic draws. If we determine that construction is not being completed in accordance with the terms of the development agreements, we can discontinue funding construction draws. We have agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

We have certain commitments related to our mortgage note investments that we may be required to fund in the future. We are generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of our direct control. As of December 31, 2013, we had nine mortgage notes receivable with commitments totaling approximately $122.2 million, of which $84.0 million is expected to be funded in 2014. Subsequent to December 31, 2013, we entered into a commitment to provide up to $107.7 million to fund the construction of an entertainment retail center located in Irving, Texas that is expected to include a live performance venue and other dining and entertainment tenants. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

We have provided guarantees of the payment of certain economic development revenue bonds totaling $20.4 million related to two theatres in Louisiana for which we earn a fee at an annual rate of 2.88% to 4.00% over the 30 year terms of the bonds. We have recorded $8.7 million as a deferred asset included in other assets and $8.7 million included in other liabilities in the accompanying consolidated balance sheet included in this Annual Report on Form 10-K as of December 31, 2013 related to these guarantees. No amounts have been accrued as a loss contingency related to this guarantee because payment by us is not probable.

Liquidity Analysis

In analyzing our liquidity, we generally expect that our cash provided by operating activities will meet our normal recurring operating expenses, recurring debt service requirements and dividends to shareholders.

We have no consolidated debt balloon payments coming due in 2014. Our sources of liquidity as of December 31, 2013 to pay the 2014 commitments described above include the amount available under our unsecured revolving credit facility of approximately $475.0 million and unrestricted cash on hand of $8.0 million. Accordingly, while there can be no assurance, we expect that our sources of cash will exceed our existing commitments over the remainder of 2014.

We also believe that we will be able to repay, extend, refinance or otherwise settle our debt obligations for 2015 and thereafter as the debt comes due, and that we will be able to fund our remaining commitments as necessary. However, there can be no assurance that additional financing or capital will be available, or that terms will be acceptable or advantageous to us.

Our primary use of cash after paying operating expenses, debt service, dividends to shareholders and funding existing commitments is in growing our investment portfolio through the acquisition, development and financing of additional properties. We expect to finance these investments with borrowings under our unsecured revolving credit facility, as well as debt and equity financing alternatives. The availability and terms of any such financing will depend upon market and other conditions. If we borrow the maximum amount available under our unsecured revolving credit facility, there can be no assurance that we will be able to obtain additional investment financing (See Item 1A - “Risk Factors”).

Off Balance Sheet Arrangements

On October 8, 2013, we purchased from our partner, Atlantic of Hamburg, Germany, its interests in two unconsolidated real estate joint ventures, Atlantic-EPR I and Atlantic-EPR II. We previously accounted for our investment in these joint ventures under the equity method of accounting. For further details, see Note 8 to the consolidated financial statements included in this Annual Report on Form 10-K.

In addition, as of December 31, 2013 and 2012 we had invested $5.3 million and $4.7 million, respectively, in unconsolidated joint ventures for three theatre projects located in China. For further details, see Note 8 to the consolidated financial statements included in this Annual Report on Form 10-K.

Capital Structure

We believe that our shareholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest, fixed charge and debt service coverage ratios. We expect to maintain our debt to gross assets ratio (i.e. total debt to total assets plus accumulated depreciation) between 35% and 45%. However, the timing and size of our equity and debt offerings may cause us to temporarily operate over this threshold. At December 31, 2013, this ratio was 40%. Our debt as a percentage of our total market capitalization at December 31, 2013 was 34%; however, we do not manage to a ratio based on total market capitalization due to the inherent variability that is driven by changes in the market price of our common shares. We calculate our total market capitalization of $4.4 billion by aggregating the following at December 31, 2013:

•	Common shares outstanding of 51,655,152 multiplied by the last reported sales price of our common shares on the NYSE of $49.16 per share, or $2.5 billion;

•	Aggregate liquidation value of our Series C convertible preferred shares of $135.0 million;

•	Aggregate liquidation value of our Series E convertible preferred shares of $86.3 million;

•	Aggregate liquidation value of our Series F redeemable preferred shares of $125.0 million; and

•	Total debt of $1.5 billion.

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

In addition to FFO, we present FFOAA and AFFO. FFOAA is presented by adding to FFO costs (gain) associated with loan refinancing or payoff, net, transaction costs, preferred share redemption costs and provision for loan losses, and subtracting gain on early extinguishment of debt and deferred income tax benefit (expense). AFFO is presented by adding to FFOAA non-real estate depreciation and amortization, deferred financing fees amortization, share-based compensation expense to management and Trustees and amortization of above market leases, net; and subtracting maintenance capital expenditures (including second generation tenant improvements and leasing commissions), straight-lined rental revenue, and the non-cash portion of mortgage and other financing income.

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

The following table summarizes our FFO, FFOAA and AFFO including per share amounts for FFO and FFOAA, for the years ended December 31, 2013, 2012 and 2011 (unaudited, in thousands, except per share information):

	Year ended December 31,
	2013	2012	2011
FFO:
Net income available to common shareholders of EPR Properties	$156,420	$93,160	$84,319
Loss (gain) on sale or acquisition of property	(7,273)	27	(19,545)
Gain on previously held equity interest	(4,853)	—	—
Real estate depreciation and amortization	54,564	51,162	49,009
Allocated share of joint venture depreciation	547	581	452
Impairment charges	—	23,909	36,056
FFO available to common shareholders of EPR Properties	$199,405	$168,839	$150,291

FFO available to common shareholders of EPR Properties	$199,405	$168,839	$150,291
Add: Preferred dividends for Series C preferred shares	7,763	—	—
Diluted FFO available to common shareholders	$207,168	$168,839	$150,291

FFOAA:
FFO available to common shareholders of EPR Properties	$199,405	$168,839	$150,291
Costs associated with loan refinancing or payoff, net	6,166	627	5,998
Transaction costs	1,955	404	1,730
Preferred share redemption costs	—	3,888	2,769
Gain on early extinguishment of debt	(4,539)	—	—
Deferred income tax benefit	(14,787)	—	—
FFOAA available to common shareholders of EPR Properties	$188,200	$173,758	$160,788
AFFO:
FFOAA available to common shareholders of EPR Properties	$188,200	$173,758	$160,788
Non-real estate depreciation and amortization	1,109	1,057	1,077
Deferred financing fees amortization	4,041	4,218	3,807
Share-based compensation expense to management and trustees	6,516	5,833	5,610
Maintenance capital expenditures (1)	(4,051)	(4,772)	(3,881)
Straight-lined rental revenue	(4,846)	(4,632)	(966)
Non-cash portion of mortgage and other financing income	(5,275)	(4,988)	(5,174)
Amortization of above market leases, net	48	—	20
AFFO available to common shareholders of EPR Properties	$185,742	$170,474	$161,281

FFO per common share attributable to EPR Properties:
Basic	$4.15	$3.61	$3.22
Diluted	4.13	3.59	3.20
FFOAA per common share attributable to EPR Properties:
Basic	$3.92	$3.71	$3.45
Diluted	3.90	3.69	3.43
Shares used for computation (in thousands):
Basic	48,028	46,798	46,640
Diluted	48,214	47,049	46,901

Weighted average shares outstanding-diluted EPS	48,214	47,049	46,901
Effect of dilutive Series C preferred shares	1,962	—	—
Adjusted weighted average shares outsanding-diluted	50,176	47,049	46,901

Other financial information:
Dividends per common share	$3.16	$3.00	$2.80

(1)	Includes maintenance capital expenditures and certain second generation tenant improvements and leasing commissions.

The additional 1.9 million common shares that would result from the conversion of our 5.75% Series C cumulative convertible preferred shares and the additional 1.6 million common shares that would result from the conversion of our 9.0% Series E cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted earnings per share for the years ended December 31, 2013, 2012 and 2011 because the effect is anti-dilutive. However, because a conversion of the 5.75% Series C cumulative convertible preferred shares would be dilutive to FFO per share for the year ended December 31, 2013, these adjustments have been made in the calculation of diluted FFO per share for this period.

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
Our leases are generally triple-net leases requiring the tenants to pay substantially all expenses associated with the operation of the properties, thereby minimizing our exposure to increases in costs and operating expenses resulting from inflation. A portion of our megaplex theatre, retail and restaurant leases are non-triple-net leases. These leases represent approximately 10% of our total real estate square footage. To the extent any of those leases contain fixed expense reimbursement provisions or limitations, we may be subject to increases in costs resulting from inflation that are not fully passed through to tenants.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks, primarily relating to potential losses due to changes in interest rates and foreign currency exchange rates. We seek to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new fixed rate borrowings whenever possible. We also have a $475.0 million unsecured revolving credit facility with no amount outstanding as of December 31, 2013 and $25.0 million in bonds, all of which bear interest at a floating rate. In addition, we have a $265.0 million unsecured term loan facility that bears interest at a floating rate and $240.0 million of this LIBOR-based debt has been fixed with interest rate swaps at 2.51% through January 5, 2016 and 2.38% from January 5, 2016 to July 5, 2017.
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

The following table presents the principal amounts, weighted average interest rates, and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes as of December 31 (including the impact of the interest rate swap agreements described below):
Expected Maturities (in millions)

	2014	2015	2016	2017	2018	Thereafter	Total	Estimated Fair Value
December 31, 2013:
Fixed rate debt	$10.9	$106.4	$102.9	$76.7	$253.4	$875.0	$1,425.3	$1,473.7
Average interest rate	6.1%	5.7%	6.1%	5.9%	2.7%	6.2%	5.5%	4.6%
Variable rate debt	$—	$—	$—	$—	$25.0	$25.0	$50.0	$50.0
Average interest rate (as of December 31, 2013)	—%	—%	—%	—%	1.8%	0.1%	0.9%	0.9%

	2013	2014	2015	2016	2017	Thereafter	Total	Estimated Fair Value
December 31, 2012:
Fixed rate debt	$17.4	$153.8	$101.9	$103.4	$329.3	$613.4	$1,319.2	$1,393.9
Average interest rate	6.3%	6.3%	5.7%	6.1%	3.5%	6.6%	5.7%	4.4%
Variable rate debt	$—	$—	$39.0	$—	$—	$10.6	$49.6	$49.6
Average interest rate (as of December 31, 2012)	—%	—%	1.9%	—%	—%	0.2%	1.5%	1.5%
The fair value of our debt as of December 31, 2013 and 2012 is estimated by discounting the future cash flows of each instrument using current market rates including current market spreads.

We are exposed to foreign currency risk against our functional currency, the U.S. dollar, on our four Canadian properties.
To mitigate our foreign currency risk in future periods on these Canadian properties, during the second quarter of 2007, we entered into a cross currency swap with a notional value of $76.0 million CAD and $71.5 million U.S. The swap calls for monthly exchanges from January 2008 through February 2014 with us paying CAD based on an annual rate of 17.16% of the notional amount and receiving U.S. dollars based on an annual rate of 17.4% of the notional amount. The net effect of this swap is to lock in an exchange rate of $1.05 CAD per U.S. dollar on approximately $13.0 million of annual CAD denominated cash flows. Additionally, on June 19, 2013, we entered into crosscurrency swaps that will be effective March 1, 2014 with a fixed original notional value of $100.0 million CAD and $98.1 million U.S. The net effect of these swaps is to lock in an exchange rate of $1.05 CAD per U.S. dollar on approximately $13.5 million of annual CAD denominated cash flows on the properties through June 2018. There is no initial or final exchange of the notional amounts on these swaps. These foreign currency derivatives should hedge a significant portion of our expected CAD denominated FFO of these four Canadian properties through June 2018 as their impact on our reported FFO when settled should move in the opposite direction of the exchange rates used to translate revenues and expenses of these properties.

In order to also hedge our net investment on the four Canadian properties, we entered into a forward contract with a notional amount of $100.0 million CAD and a February 2014 settlement date. The exchange rate of this forward contract is approximately $1.04 CAD per U.S. dollar. Additionally, on June 19, 2013, we entered into a forward contract with a fixed notional value of $100.0 million CAD and $94.3 million U.S. with a July 2018 settlement date. The exchange rate of this forward contract is approximately $1.06 CAD per U.S dollar. These forward contracts should hedge a significant portion of our CAD denominated net investment in these four centers through July 2018 as the impact on accumulated other comprehensive income from marking the derivative to market should move in the opposite direction of the translation adjustment on the net assets of our four Canadian properties.

See Note 12 to the consolidated financial statements in this Annual Report on Form 10-K for additional information on our derivative financial instruments and hedging activities.

Item 8. Financial Statements and Supplementary Data
EPR Properties

Report of Independent Registered Public Accounting Firm
The Board of Trustees and Shareholders
EPR Properties:

We have audited the accompanying consolidated balance sheets of EPR Properties and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedules listed in Item 15 (2) of this Form 10-K. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EPR Properties and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), EPR Properties’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2014 expressed an unqualified opinion on the effectiveness of EPR Properties’ internal control over financial reporting.

/s/ KPMG LLP

Kansas City, Missouri
February 28, 2014

EPR PROPERTIES Consolidated Balance Sheets (Dollars in thousands except share data)

	December 31,
	2013	2012
Assets
Rental properties, net of accumulated depreciation of $409,643 and $375,684 at December 31, 2013 and 2012, respectively	$2,104,151	$1,885,093
Rental properties held for sale, net	—	2,788
Land held for development	201,342	196,177
Property under development	89,473	29,376
Mortgage notes and related accrued interest receivable, net	486,337	455,752
Investment in a direct financing lease, net	242,212	234,089
Investment in joint ventures	5,275	11,971
Cash and cash equivalents	7,958	10,664
Restricted cash	9,714	23,991
Deferred financing costs, net	23,344	19,679
Accounts receivable, net	42,538	38,738
Other assets	59,932	38,412
Total assets	$3,272,276	$2,946,730
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$72,327	$65,481
Common dividends payable	13,601	35,165
Preferred dividends payable	5,952	6,021
Unearned rents and interest	17,046	11,333
Debt	1,475,336	1,368,832
Total liabilities	1,584,262	1,486,832
Equity:
Common Shares, $.01 par value; 75,000,000 shares authorized; and 53,361,261 and 48,454,181 shares issued at December 31, 2013 and 2012, respectively	534	484
Preferred Shares, $.01 par value; 25,000,000 shares authorized:
5,400,000 Series C convertible shares issued at December 31, 2013 and 2012; liquidation preference of $135,000,000	54	54
3,450,000 Series E convertible shares issued at December 31, 2013 and 2012; liquidation preference of $86,250,000	35	35
5,000,000 Series F shares issued at December 31, 2013 and 2012; liquidation preference of $125,000,000	50	50
Additional paid-in-capital	2,003,863	1,769,227
Treasury shares at cost: 1,706,109 and 1,566,780 common shares at December 31, 2013 and 2012, respectively	(62,177)	(55,308)
Accumulated other comprehensive income	17,193	20,622
Distributions in excess of net income	(271,915)	(275,643)
EPR Properties shareholders’ equity	1,687,637	1,459,521
Noncontrolling interests	377	377
Equity	$1,688,014	$1,459,898
Total liabilities and equity	$3,272,276	$2,946,730
See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Income (Dollars in thousands except per share data)

	Year Ended December 31,
	2013	2012	2011
Rental revenue	$248,709	$234,517	$219,733
Tenant reimbursements	18,401	18,575	17,965
Other income	1,682	738	374
Mortgage and other financing income	74,272	63,977	55,564
Total revenue	343,064	317,807	293,636
Property operating expense	26,016	24,915	24,204
Other expense	658	1,382	1,613
General and administrative expense	25,613	23,170	20,173
Costs associated with loan refinancing or payoff, net	6,166	627	1,877
Gain on early extinguishment of debt	(4,539)	—	—
Interest expense, net	81,056	76,656	71,295
Transaction costs	1,955	404	1,727
Impairment charges	—	3,074	2,531
Depreciation and amortization	53,946	46,698	42,975
Income before equity in income from joint ventures and other items	152,193	140,881	127,241
Equity in income from joint ventures	1,398	1,025	2,847
Gain on sale or acquisition, net	3,017	—	—
Gain on previously held equity interest	4,853	—	—
Income before income taxes	161,461	141,906	130,088
Income tax benefit	14,176	—	—
Income from continuing operations	$175,637	$141,906	$130,088
Discontinued operations:
Income from discontinued operations	333	620	3,279
Impairment charges	—	(20,835)	(33,525)
Costs associated with loan refinancing	—	—	(4,121)
Gain (loss) on sale or acquisition of real estate	4,256	(27)	19,545
Net income	180,226	121,664	115,266
Add: Net income attributable to noncontrolling interests	—	(108)	(38)
Net income attributable to EPR Properties	180,226	121,556	115,228
Preferred dividend requirements	(23,806)	(24,508)	(28,140)
Preferred share redemption costs	—	(3,888)	(2,769)
Net income available to common shareholders of EPR Properties	$156,420	$93,160	$84,319
Per share data attributable to EPR Properties common shareholders:
Basic earnings per share data:
Income from continuing operations	$3.16	$2.42	$2.13
Income (loss) from discontinued operations	0.10	(0.43)	(0.32)
Net income available to common shareholders	$3.26	$1.99	$1.81
Diluted earnings per share data:
Income from continuing operations	$3.15	$2.41	$2.12
Income (loss) from discontinued operations	0.09	(0.43)	(0.32)
Net income available to common shareholders	$3.24	$1.98	$1.80
Shares used for computation (in thousands):
Basic	48,028	46,798	46,640
Diluted	48,214	47,049	46,901
See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Comprehensive Income (Dollars in thousands)

	Year Ended December 31,
	2013	2012	2011
Net income	$180,226	$121,664	$115,266
Other comprehensive income (loss):
Foreign currency translation adjustment	(13,049)	3,132	1,651
Change in unrealized gain (loss) on derivatives	9,620	(5,973)	1,620
Comprehensive income	176,797	118,823	118,537
Comprehensive income attributable to the noncontrolling interests	—	(108)	(38)
Comprehensive income attributable to EPR Properties	$176,797	$118,715	$118,499
See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Changes in Equity Years Ended December 31, 2013, 2012 and 2011 (Dollars in thousands)

	EPR Properties Shareholders’ Equity
	Common Stock		Preferred Stock		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income (loss)	Distributions in excess of net income	Noncontrolling interests	Total
	Shares	Par	Shares	Par
Balance at December 31, 2010	47,769,422	$477	16,650,000	$167	$1,785,371	$(39,762)	$38,842	$(181,856)	$28,019	$1,631,258
Restricted share units issued to Trustees	10,519	—	—	—	502	—	—	—	—	502
Issuance of nonvested shares,net	137,020	1	—	—	1,967	(3,070)	—	—	—	(1,102)
Amortization of nonvested shares	—	—	—	—	4,239	—	—	—	—	4,239
Share option expense	—	—	—	—	778	—	—	—	—	778
Foreign currency translation adjustment	—	—	—	—	—	—	1,651	—	—	1,651
Change in unrealized gain/loss on derivatives	—	—	—	—	—	—	1,620	—	—	1,620
Foreign currency translation gain reclassified from accumulated other comprehensive income into earnings from the substantial liquidation of foreign net assets	—	—	—	—	—	—	(23,236)	—	—	(23,236)
Loss reclassified from accumulated other comprehensive income into earnings from termination of derivatives	—	—	—	—	—	—	4,586	—	—	4,586
Net income	—	—	—	—	—	—	—	115,228	38	115,266
Issuances of common shares	10,436	1	—	—	471	—	—	—	—	472
Redemption of Series B preferred shares	—	—	(3,200,000)	(32)	(77,229)	—	—	(2,769)	—	(80,030)
Stock option exercises, net	135,196	1	—	—	2,967	(2,002)	—	—	—	966
Dividends to common and preferred shareholders	—	—	—	—	—	—	—	(158,864)	—	(158,864)
Purchase of subsidiary shares from noncontrolling interests	—	—	—	—	—	—	—	—	(3)	(3)
Balance at December 31, 2011	48,062,593	$480	13,450,000	$135	$1,719,066	$(44,834)	$23,463	$(228,261)	$28,054	$1,498,103
Restricted share units issued to Trustees	10,925	—	—	—	488	—	—	—	—	488
Issuance of nonvested shares, net	148,095	1	—	—	1,491	(3,237)	—	—	—	(1,745)
Amortization of nonvested shares	—	—	—	—	4,402	—	—	—	—	4,402
Share option expense	—	—	—	—	937	—	—	—	—	937
Foreign currency translation adjustment	—	—	—	—	—	—	3,132	—	—	3,132
Change in unrealized gain/loss on derivatives	—	—	—	—	—	—	(5,973)	—	—	(5,973)
Net income	—	—	—	—	—	—	—	121,556	108	121,664
Issuances of common shares	8,387	1	—	—	372	—	—	—	—	373
Issuance of Series F preferred shares	—	—	5,000,000	50	120,517	—	—	—	—	120,567
Redemption of Series D preferred shares	—	—	(4,600,000)	(46)	(111,079)	—	—	(3,888)	—	(115,013)
Stock option exercises, net	224,181	2	—	—	5,248	(7,237)	—	—	—	(1,987)
Dividends to common and preferred shareholders	—	—	—	—	—	—	—	(165,050)	—	(165,050)
Forfeiture of noncontrolling interest	—	—	—	—	27,785	—	—	—	(27,785)	—
Balance at December 31, 2012	48,454.181	$484	13,850,000	$139	$1,769,227	$(55,308)	$20,622	$(275,643)	$377	$1,459,898
Continued on next page.

EPR PROPERTIES Consolidated Statements of Changes in Equity Years Ended December 31, 2013, 2012 and 2011 (Dollars in thousands) (continued)

	EPR Properties Shareholders’ Equity
	Common Stock		Preferred Stock		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income (loss)	Distributions in excess of net income	Noncontrolling interests	Total
	Shares	Par	Shares	Par
Continued from previous page.
Balance at December 31, 2012	48,454,181	$484	13,850,000	$139	$1,769,227	$(55,308)	$20,622	$(275,643)	$377	$1,459,898
Restricted share units issued to Trustees	17,530	—	—	—	1,024	—	—	—	—	1,024
Issuance of nonvested shares, net	196,928	2	—	—	2,588	(3,425)	—	—	—	(835)
Amortization of nonvested shares	—	—	—	—	4,832	—	—	—	—	4,832
Share option expense	—	—	—	—	856	—	—	—	—	856
Foreign currency translation adjustment	—	—	—	—	—	—	(13,049)	—	—	(13,049)
Change in unrealized gain/loss on derivatives	—	—	—	—	—	—	9,620	—	—	9,620
Net income	—	—	—	—	—	—	—	180,226	—	180,226
Issuances of common shares	4,549,350	46	—	—	220,947	—	—	—	—	220,993
Stock option exercises, net	143,272	2	—	—	4,389	(3,444)	—	—	—	947
Dividends to common and preferred shareholders	—	—	—	—	—	—	—	(176,498)	—	(176,498)
Balance at December 31, 2013	53,361,261	$534	13,850,000	$139	$2,003,863	$(62,177)	$17,193	$(271,915)	$377	$1,688,014
See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Cash Flows (Dollars in thousands)

	Year Ended December 31,
	2013	2012	2011
Operating activities:
Net income	$180,226	$121,664	$115,266
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on early extinguishment of debt	(4,539)	—	—
Gain on previously held equity interest	(4,853)	—	—
Gain on sale or acquisition, net	(3,017)	—	—
Deferred income tax benefit	(14,787)	—	—
Non-cash impairment charges	—	3,074	2,531
Loss (income) from discontinued operations	(4,589)	20,242	14,822
Costs associated with loan refinancing or payoff, net	6,166	627	1,877
Equity in income from joint ventures	(1,398)	(1,025)	(2,847)
Distributions from joint ventures	985	1,046	2,848
Depreciation and amortization	53,946	46,698	42,975
Amortization of deferred financing costs	4,041	4,218	3,807
Amortization of above market lease	48	—	—
Share-based compensation expense to management and trustees	6,516	5,833	5,610
Decrease (increase) in restricted cash	12,509	(6,681)	(652)
Increase in mortgage notes accrued interest receivable	(457)	(409)	(5)
Decrease (increase) in accounts receivable, net	(7,163)	(7,400)	129
Increase in direct financing lease receivable	(4,860)	(4,964)	(5,073)
Decrease (increase) in other assets	2,338	(989)	(44)
Increase in accounts payable and accrued liabilities	7,816	8,720	4,358
Increase in unearned rents	2,511	5,447	66
Net operating cash provided by continuing operations	231,439	196,101	185,668
Net operating cash provided by discontinued operations	2,681	11,343	10,248
Net cash provided by operating activities	234,120	207,444	195,916
Investing activities:
Acquisition of rental properties and other assets	(123,497)	(73,188)	(53,175)
Proceeds from sale of real estate	797	—	—
Investment in unconsolidated joint ventures	(1,607)	(1,800)	(3,970)
Investment in mortgage notes receivable	(60,568)	(113,823)	(19,688)
Proceeds from mortgage note receivable paydown	1,900	—	—
Investment in promissory notes receivable	(1,278)	—	—
Proceeds from promissory note receivable paydown	1,027	—	—
Investment in a direct financing lease, net	(3,262)	—	(2,113)
Proceeds from sale of investment in a direct financing lease, net	—	4,494	—
Additions to properties under development	(197,271)	(113,599)	(57,926)
Net cash used by investing activities of continuing operations	(383,759)	(297,916)	(136,872)
Net cash used by other investing activities of discontinued operations	—	—	(58)
Net proceeds from sale of real estate from discontinued operations	47,301	42,133	226,612
Net cash provided (used) by investing activities	(336,458)	(255,783)	89,682
Financing activities:
Proceeds from debt facilities	646,000	871,000	387,000
Principal payments on debt	(552,468)	(658,571)	(425,859)
Deferred financing fees paid	(8,133)	(5,800)	(3,731)
Costs associated with loan refinancing or payoff (cash portion)	(5,790)	(189)	(117)
Net proceeds from issuance of common shares	220,785	231	253
Net proceeds from issuance of preferred shares	—	120,567	—
Redemption of preferred shares	—	(115,013)	(80,030)
Impact of stock option exercises, net	947	(1,987)	966
Purchase of common shares for treasury	(3,246)	(3,232)	(3,070)
Dividends paid to shareholders	(197,924)	(162,775)	(157,844)
Net cash provided (used) by financing activities	100,171	44,231	(282,432)
Effect of exchange rate changes on cash	(539)	147	(317)
Net increase (decrease) in cash and cash equivalents	(2,706)	(3,961)	2,849
Cash and cash equivalents at beginning of the year	10,664	14,625	11,776
Cash and cash equivalents at end of the year	$7,958	$10,664	$14,625
Supplemental information continued on next page.

EPR PROPERTIES Consolidated Statements of Cash Flows (Dollars in thousands) Continued from previous page.

	Year Ended December 31,
	2013	2012	2011
Supplemental schedule of non-cash activity:
Transfer of property under development to rental property	$139,026	$96,178	$41,087
Acquisiton of real estate in exchange for assumption of debt at fair value	$19,710	$—	$4,109
Issuance of nonvested shares and restricted share units at fair value, including nonvested shares issued for payment of bonuses	$10,398	$7,181	$6,785
Conversion of equity to mortgage note receivable related to Atlantic-EPR I	$—	$14,852	$—
Adjustment of noncontrolling interest to additional paid in capital	$—	$27,785	$—
Sale of real estate in exchange for note receivable	$2,500	$2,500	$—
Consolidation of previously held equity interest:
Net increase in real estate and other assets	$49,391	$—	$—
Decrease in investment in joint ventures	$8,282	$—	$—
Decrease in mortgage notes receivable	$33,089	$—	$—
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$73,403	$66,302	$69,368
Cash paid (received) during the year for income taxes	$102	$(325)	$40
See accompanying notes to consolidated financial statements.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

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

2. Summary of Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements include the accounts of EPR Properties and its subsidiaries, all of which are wholly owned except for those subsidiaries discussed below.

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

The Company reports its noncontrolling interests as required by the Consolidation Topic of the FASB ASC. Noncontrolling interest is the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. The ownership interests in the subsidiary that are held by owners other than the parent are noncontrolling interests. Such noncontrolling interests are reported on the consolidated balance sheets within equity, separately from the Company's equity. On the consolidated statements of income, revenues, expenses and net income or loss from less-than-wholly owned subsidiaries are reported at the consolidated amounts, including both the amounts attributable to the Company and noncontrolling interests. Consolidated statements of changes in shareholders' equity are included for both quarterly and annual financial statements, including beginning balances, activity for the period and ending balances for equity, noncontrolling interests and total equity. The Company does not have any redeemable noncontrolling interests.

As further explained in Note 9, the Company owns 96% of the membership interests of VinREIT, LLC (VinREIT). There was no net income attributable to noncontrolling interest related to VinREIT for the year ended December 31, 2013. Net income attributable to noncontrolling interest related to VinREIT was $108 thousand and $38 thousand for the years ended December 31, 2012 and 2011, respectively, representing the noncontrolling interest’s portion of the annual cash flow. Total noncontrolling interest in VinREIT included in the accompanying consolidated balance sheets was $377 thousand at both December 31, 2013 and 2012.

Use of Estimates
Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Rental Properties
Rental properties are carried at cost less accumulated depreciation. Costs incurred for the acquisition and development of the properties are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which generally are estimated to be 40 years for buildings and 3 to 25 years for furniture, fixtures and equipment. Tenant improvements, including allowances, are depreciated over the shorter of the base term of the lease or the estimated useful life. Expenditures for ordinary maintenance and repairs are charged to operations in the period incurred. Significant renovations and improvements, which improve or extend the useful life of the asset, are capitalized and depreciated over their estimated useful life.

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

Accounting for Acquisitions
Upon acquisition of real estate properties, the Company determines if the acquisition meets the criteria to be accounted for as a business combination. Accordingly, the Company accounts for (1) acquired vacant properties, (2) acquired single tenant properties when a new lease or leases are signed at the time of acquisition, and (3) acquired single tenant properties that have an existing long-term triple-net lease or leases (greater than seven years) as asset acquisitions. Acquisitions of properties that include a process such as those with with shorter-term leases or properties with multiple tenants that require business related activities to manage and maintain the properties are treated as business combinations.

Costs incurred for asset acquisitions and development properties, including transaction costs, are capitalized. For asset acquisitions, the Company allocates the purchase price and other related costs incurred to the real estate assets acquired based on recent independent appraisals and management judgment.

If the acquisition is determined to be a business combination, the Company records the fair value of acquired tangible assets (consisting of land, building, tenant improvements, and furniture, fixtures and equipment) and identified intangible assets and liabilities (consisting of above and below market leases, in-place leases, tenant relationships and assumed financing that is determined to be above or below market terms) as well as any noncontrolling interest. In addition, acquisition-related costs in connection with business combinations are expensed as incurred. Costs related to such transactions, as well as costs associated with terminated transactions, are included in the accompanying Consolidated Statements of Income as transaction costs. Transaction costs expensed totaled $2.0 million, $0.4 million and $1.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Most of the Company’s rental property acquisitions do not involve in-place leases. In such cases, the fair value of the tangible assets is determined based on recent independent appraisals and management judgment. Because the Company typically executes these leases simultaneously with the purchase of the real estate, no value is ascribed to in-place leases in these transactions.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

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
Management of the Company reviews the carrying value of intangible assets for impairment on an annual basis.
Intangible assets (included in Other Assets in the accompanying consolidated balance sheets) consist of the following at December 31 (in thousands):

	2013	2012
In-place leases, net of accumulated amortization of $11.6 million and $11.0 million, respectively	$5,065	$2,628
Above market lease, net of accumulated amortization of $0.05 million at December 31, 2013	1,054	—
Goodwill	693	693
Total intangible assets, net	$6,812	$3,321
In-place leases, net at December 31, 2013 and 2012 of approximately $5.1 million and $2.6 million, respectively, relate to four entertainment retail centers in Ontario, Canada that were purchased on March 1, 2004, one entertainment retail center in Burbank, California that was purchased on March 31, 2005 and three theatre properties that were purchased during 2013. Above market lease, net at December 31, 2013 relates to one theatre property that was purchased during 2013. Goodwill at December 31, 2013 and 2012 relates solely to the acquisition of New Roc that was acquired on October 27, 2003. Amortization expense related to in-place leases is computed using the straight-line method and was

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

$1.2 million for both the years ended December 31, 2013 and 2012 and $1.3 million for the year ended December 31, 2011. The weighted average life for these in-place leases at December 31, 2013 is 5.4 years. Amortization expense related to the above market lease is computed using the straight-line method and was $48 thousand for the year ended December 31, 2013. The weighted average life for the above market lease at December 31, 2013 is 5.6 years.
Future amortization of in-place leases, net and above market lease, net at December 31, 2013 is as follows (in thousands):

	In place leases	Above market lease
Year:
2014	$1,232	$192
2015	1,120	192
2016	774	192
2017	630	192
2018	615	192
Thereafter	694	94
Total	$5,065	$1,054

Deferred Financing Costs
Deferred financing costs are amortized over the terms of the related debt obligations or mortgage note receivable as applicable.

Capitalized Development Costs
The Company capitalizes certain costs that relate to property under development including interest and a portion of internal legal personnel costs.

Operating Segments
For financial reporting purposes, the Company groups its investments into four reportable operating segments: Entertainment, Education, Recreation and Other. See Note 21 for financial information related to these operating segments.

Revenue Recognition
Rents that are fixed and determinable are recognized on a straight-line basis over the minimum terms of the leases. Base rent escalation on leases that are dependent upon increases in the Consumer Price Index (CPI) is recognized when known. In addition, most of the Company's tenants are subject to additional rents if gross revenues of the properties exceed certain thresholds defined in the lease agreements (percentage rents). Percentage rents as well as participating interest for those mortgage agreements that contain similar such clauses are recognized at the time when specific triggering events occur as provided by the lease or mortgage agreements. Rental revenue included percentage rents of $2.6 million, $1.8 million and $1.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. Mortgage and other financing income included participating interest income of $0.9 million for both of the years ended December 31, 2013 and 2012 and $0.5 million for the year ended December 31, 2011. Lease termination fees are recognized when the related leases are canceled and the Company has no obligation to provide services to such former tenants. Termination fees of $37 thousand, $0.1 million and $1.1 million (of which $1.0 million has been classified within discontinued operations) were recognized during the years ended December 31, 2013, 2012 and 2011, respectively.

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

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

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

Allowance for Doubtful Accounts
Accounts receivable is reduced by an allowance for amounts that may become uncollectible in the future. The Company’s accounts receivable balance is comprised primarily of rents and operating cost recoveries due from tenants as well as accrued rental rate increases to be received over the life of the existing leases. The Company regularly evaluates the adequacy of its allowance for doubtful accounts. The evaluation primarily consists of reviewing past due account balances and considering such factors as the credit quality of the Company’s tenants, historical trends of the tenant and/or other debtor, current economic conditions and changes in customer payment terms. Additionally, with respect to tenants in bankruptcy, the Company estimates the expected recovery through bankruptcy claims and increases the allowance for amounts deemed uncollectible. If the Company’s assumptions regarding the collectiblity of accounts receivable prove incorrect, the Company could experience write-offs of the accounts receivable or accrued straight-line rents receivable in excess of its allowance for doubtful accounts. The allowance for doubtful accounts was $3.0 million and $3.9 million at December 31, 2013 and 2012, respectively.

Mortgage Notes and Other Notes Receivable
Mortgage notes and other notes receivable, including related accrued interest receivable, consist of loans originated by the Company and the related accrued and unpaid interest income as of the balance sheet date. Mortgage notes and other notes receivable are initially recorded at the amount advanced to the borrower and the Company defers certain loan origination and commitment fees, net of certain origination costs, and amortizes them over the term of the related loan. Interest income on performing loans is accrued as earned. The Company evaluates the collectability of both interest and principal of each of its loans to determine whether it is impaired. A loan is considered to be impaired when, based on current information and events, the Company determines that it is probable that it will be unable to collect all amounts due according to the existing contractual terms. An insignificant delay or shortfall in amounts of payments does not necessarily result in the loan being identified as impaired. When a loan is considered to be impaired, the amount of loss, if any, is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the loan’s effective interest rate or to the fair value of the Company’s interest in the underlying collateral, less costs to sell, if the loan is collateral dependent. For impaired loans, interest income is recognized on a cash basis, unless the Company determines based on the loan to estimated fair value ratio the loan should be on the cost recovery method, and any cash payments received would then be reflected as a reduction of principal. Interest income recognition is recommenced if and when the impaired loan becomes contractually current and performance is demonstrated to be resumed. During the year ended December 31, 2012, the Company wrote off $8.1 million of previously impaired and fully reserved notes receivable due from a former vineyard and winery tenant. During the year ended December 31, 2013, the Company received partial payment of $1.0 million on a note receivable that was previously impaired and accordingly the allowance for loan losses of $0.1 million was written off.

Income Taxes
The Company operates in a manner intended to qualify as a REIT under the Internal Revenue Code (the Code). A REIT that distributes at least 90% of its taxable income to its shareholders each year and which meets certain other conditions is not taxed on that portion of its taxable income which is distributed to its shareholders. The Company intends to continue to qualify as a REIT and distribute substantially all of its taxable income to its shareholders.

The Company owns certain real estate assets which are subject to income tax in Canada.  Historically, a full valuation allowance had been recorded on the net Canadian deferred tax assets as there was no assurance that the Canadian operations would generate taxable income in the future. Due to tax law changes occurring in the fourth quarter of 2013,

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

the Company expects that the Canadian operations will generate taxable income in 2014 and beyond, related primarily to limitations on the deductibility of intercompany interest expense. Accordingly, for the year ended December 31, 2013, the Company reassessed the need for a valuation allowance, and reversed its valuation allowance associated with the net Canadian deferred tax assets and recorded an income tax benefit of $14.8 million. Temporary differences between income for financial reporting purposes and taxable income for the Canadian operations relate primarily to depreciation, prepaid interest and straight line rents.

The Company has certain taxable REIT subsidiaries, as permitted under the Code, through which it conducts certain business activities and are subject to federal and state income taxes on their net taxable income.   One of the taxable REIT subsidiaries holds four unconsolidated joint ventures located in China.  The Company records these investments using the equity method; therefore the income reported by the Company is net of income tax paid to the Chinese authorities.  In addition, the company is liable for withholding taxes associated with the current and future repatriation of earnings of the China joint ventures. This amount was approximately $123 thousand for the year ended December 31, 2013, of which $34 thousand represented current taxes paid and $89 thousand represents a future liability. In addition to historical net operating loss carryovers, temporary differences between income for financial reporting purposes and taxable income for the taxable REIT subsidiaries relate primarily to timing differences from when the foreign income is recognized.

As of December 31, 2013 and 2012, respectively, the Canadian operations and the taxable REIT subsidiaries had deferred tax assets totaling approximately $22.7 million and $19.3 million and deferred tax liabilities totaling approximately $4.7 million and $4.2 million.  As there is no assurance that the taxable REIT subsidiaries will generate taxable income in the future beyond the reversal of temporary taxable differences, the deferred tax assets and liabilities have been offset by a valuation allowance at December 31, 2013 and December 31, 2012. As outlined above, the Company reversed in 2013 its historical valuation allowance associated with the net Canadian deferred tax asset. The Company’s consolidated deferred tax position is summarized as follows:

	2013	2012
Fixed assets	$18,219	$15,454
Net operating losses	3,741	3,653
Other	728	139
Less Valuation allowance	(3,164)	(15,065)
Total deferred tax assets	$19,524	$4,181

Straight line receivable	$(4,158)	$(3,916)
Other	(578)	(265)
Total deferred tax liabilities	$(4,736)	$(4,181)

Net deferred tax asset	$14,788	$—

Deferred tax assets for which no valuation allowance has been established could be recognized for financial reporting purposes in future periods if the taxable REIT subsidiaries generate sufficient taxable income.

Additionally, during the year ended December 31, 2013, the Company recognized current income tax expense of $488 thousand related to certain state income taxes. The table below details the current and deferred income tax benefit (expense) for the year ended December 31, 2013 (in thousands):

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

2013
Current state income tax expense and other	$(522)
Deferred foreign withholding tax	(89)
Deferred income tax benefit	14,787
Income tax benefit	$14,176

Tax expense incurred in 2012 and 2011 was insignificant.

Furthermore, the Company qualified as a REIT and distributed the necessary amount of taxable income such that no current federal income taxes were due for the years ended December 31, 2013, 2012 and 2011. Accordingly, no provision for current federal income taxes was recorded for any of those years.  If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain provisions, it will be subject to federal and state income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company is subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed taxable income.  Tax years 2010 through 2013 remain generally open to examination for U.S. federal income tax and state tax purposes and from 2008 through 2013 for Canada income tax purposes.  The Company did not have any unrecognized tax benefits recorded as of December 31, 2013 or December 31, 2012.

The Company’s policy is to recognize interest and penalties as general and administrative expense.  In 2013 and 2012, the Company did not recognize any expense (benefit) related to interest and penalties. The Company did not have any accrued interest and penalties at December 31, 2013 or December 31, 2012.

Concentrations of Risk
American Multi-Cinema, Inc. (AMC) was the lessee of a substantial portion (29%) of the megaplex theatre rental properties held by the Company at December 31, 2013 as a result of a series of sale leaseback transactions pertaining to AMC megaplex theatres. A substantial portion of the Company’s total revenues (approximately $85.1 million or 25% , $95.1 million or 30% and $105.3 million or 36%, for the years ended December 31, 2013, 2012 and 2011, respectively) result from the revenue from AMC under the leases, or from its parent, AMC Entertainment, Inc. (AMCE), as the guarantor of AMC’s obligations under the leases. AMCE is wholly owned by AMC Entertainment Holdings, Inc. (AMCEH). AMCEH is a publicly held company (NYSE: AMC) and its consolidated financial information is publicly available as www.sec.gov.

For the years ended December 31, 2013, 2012 and 2011, approximately $42.3 million or 12%, and $42.8 million or 13%, and $42.3 million or 14%, respectively, of total revenue was derived from the Company's four entertainment retail centers in Ontario, Canada. The Company acquired Toronto Dundas Square, a 13-level entertainment retail center located in downtown Toronto, consisting of 330,000 square feet of net rentable area and a signage business consisting of 25,000 square feet of digital and static signage, on March 4, 2010. On March 29, 2011, the Company sold this entertainment retail center and accordingly, the results of operations of the property have been classified within discontinued operations. The Company's wholly owned subsidiaries that hold the four Canadian entertainment retail centers represent approximately $227.2 million or 13% of the Company's net assets as of December 31, 2013. The third party debt held by these subsidiaries was repaid during the year ended December 31, 2013. The Company's wholly owned subsidiaries that hold the four Canadian entertainment retail centers and held third party debt represented approximately $147.3 million or 10% of the Company's net assets as of December 31, 2012.

Cash Equivalents
Cash equivalents include bank demand deposits and shares of highly liquid institutional money market mutual funds for which cost approximates market value.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

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

Share based compensation expense consists of share option expense, amortization of nonvested share grants, and amortization of share units issued to non-employee Trustees for payment of their annual retainers. Share based compensation is included in general and administrative expense in the accompanying consolidated statements of income, and totaled $6.5 million, $5.8 million and $5.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Share Options
Share options are granted to employees pursuant to the Long-Term Incentive Plan and to non-employee Trustees for their service to the Company. The fair value of share options granted is estimated at the date of grant using the Black-Scholes option pricing model. Share options granted to employees vest over a period of four years and share option expense for these options is recognized on a straight-line basis over the vesting period. Share options granted to non-employee Trustees vest immediately but may not be exercised for a period of one year from the grant date. Share option expense for non-employee Trustees is recognized on a straight-line basis over the year of service by the non-employee Trustees. Total expense recognized related to share options was $856 thousand, $937 thousand and $777 thousand for the years ended December 31, 2013, 2012 and 2011, respectively.

Nonvested Shares Issued to Employees
The Company grants nonvested shares to employees pursuant to both the Annual Incentive Program and the Long-Term Incentive Plan. The Company amortizes the expense related to the nonvested shares awarded to employees under the Long-Term Incentive Plan and the premium awarded under the nonvested share alternative of the Annual Incentive Program on a straight-line basis over the future vesting period (three to four years). Total expense recognized related to all nonvested shares was $4.8 million, $4.4 million and $4.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Restricted Share Units Issued to Non-Employee Trustees
The Company issues restricted share units to non-employee Trustees for payment of their annual retainers. The fair value of the share units granted was based on the share price at the date of grant. The share units vest upon the earlier of the day preceding the next annual meeting of shareholders or a change of control. The settlement date for the shares is selected by the non-employee Trustee, and ranges from one year from the grant date to upon termination of service. This expense was amortized by the Company on a straight-line basis over the year of service by the non-employee Trustees. Total expense recognized related to shares issued to non-employee Trustees was $828 thousand, $494 thousand and $493 thousand for the years ended December 31, 2013, 2012 and 2011, respectively.

Foreign Currency Translation
The Company accounts for the operations of its Canadian properties and mortgage note (prior to pay-off) in Canadian dollars. The assets and liabilities related to the Company’s Canadian properties and mortgage note are translated into U.S. dollars at current exchange rates; revenues and expenses are translated at average exchange rates. Resulting translation adjustments are recorded as a separate component of comprehensive income.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

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

3. Rental Properties
The following table summarizes the carrying amounts of rental properties as of December 31, 2013 and 2012 (in thousands):

	2013	2012
Buildings and improvements	$1,937,661	$1,734,300
Furniture, fixtures & equipment	26,676	34,028
Land	549,457	492,449
	2,513,794	2,260,777
Accumulated depreciation	(409,643)	(375,684)
Total	$2,104,151	$1,885,093
Depreciation expense on rental properties was $50.7 million, $43.8 million and $40.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.

On March 29, 2011, the Company sold its Toronto Dundas Square entertainment retail center and related signage business in downtown Toronto.  The gross sale proceeds were approximately $226.0 million Canadian (CAD) and the net sales proceeds, after selling costs, were $222.7 million CAD.  The acquirer did not purchase any of the pre-acquisition receivables, payables or accrued liabilities and the purchase and sale agreement called for the establishment of $15.3 million CAD of escrow accounts primarily for the payment of previously accrued property taxes. This amount has been netted against the net proceeds from sale of real estate from discontinued operations in the consolidated statement

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

of cash flows for the year ended December 31, 2011. The net proceeds from this sale, after the aforementioned escrows, were converted to U.S. dollars primarily through a foreign currency forward contract that was entered into on February 3, 2011 and designated as a net investment hedge.  This forward contract allowed the Company to sell $200.0 million CAD for $201.5 million U.S.  The Company used the proceeds to pay down its revolving line of credit and recorded a net gain of $18.3 million U.S. on the sale of real estate, including the impact of foreign currency and the settlement of the forward contract. From 2011 to 2013, approximately $15.2 million CAD, was paid from reserves leaving an outstanding balance of $0.1 million CAD at December 31, 2013. During the fourth quarter of 2011 and the first quarter of 2012, the Company recorded an additional gain on sale or acquisition of real estate of $1.2 million U.S. and $282 thousand U.S, respectively, related to the settlement of certain reserves. The results of operations of the project have been classified within discontinued operations (see Note 19 for further details). As of December 31, 2013, the Company's consolidated balance sheet includes $0.3 million CAD of assets and $3.8 million CAD of liabilities related to Toronto Dundas Square; however, the Company has no significant continuing involvement with the ownership or operation of the project.

During the year ended December 31, 2011, the Company sold three winery and vineyard properties located in California. The total proceeds for these sales were $20.7 million and the Company recognized a gain of $16 thousand. During the year ended December 31, 2012, the Company sold two winery and vineyard properties located in California for $44.4 million and the Company recognized a net loss of $308 thousand. In consideration for one of these properties the Company received $10 million in cash and a mortgage note receivable of $2.5 million, due in December 2017. During the year ended December 31, 2013, the Company sold five winery and vineyard properties located in California. The total proceeds for these sales were $49.8 million and the Company recognized a net gain of $4.3 million. In consideration for one of these properties, the Company received $1.0 million in cash and a mortgage note receivable of $2.5 million, due in November 2016. As further detailed in Note 19, the results of operations of these properties have been classified within discontinued operations.

4. Impairment Charges

During 2011, the Company recorded impairment charges totaling $36.1 million on eight vineyard and winery properties, including one property which was held for sale. Management estimated the fair values of these properties taking into account various factors, including the shortened holding period, current market conditions as well as independent appraisals for most of the properties use a leased fee or fee simple approach as applicable. It was determined that the carrying value of these properties (included in the Other segment) exceeded the estimated fair values by $36.1 million. During 2011, 2012 and 2013, the Company sold all of the assets at six of these properties (one of which was classified as held for sale as of December 31, 2011) and a portion of the assets at one of the properties. Accordingly, the related results of operations including the impairment charge of $33.5 million for these properties have been classified within discontinued operations. See Note 19 for further details.

During 2012, the Company recorded impairment charges totaling $23.9 million on six vineyard and winery properties. The Company began negotiations on or entered into non-binding agreements to sell these assets and as a result, the Company revised its estimated undiscounted cash flows associated with each of these asset groups, considering the shorter expected holding periods, and determined that those estimated cash flows were not sufficient to recover the carrying values of these properties.  Management estimated the fair values of these properties taking into account the various purchase offers, pending purchase agreements, input from an outside broker and previous appraisals. During 2012 and 2013, the Company sold all of the assets at four of these properties (one of which was classified as held for sale as of December 31, 2012) and a portion of the assets at one of the properties. The related results of operations, including the impairment of $20.8 million, has been classified within discontinued operations. See Note 19 for further details.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

5. Accounts Receivable, Net
The following table summarizes the carrying amounts of accounts receivable, net as of December 31, 2013 and 2012 (in thousands):

	2013	2012
Receivable from tenants	$10,759	$9,379
Receivable from non-tenants	275	1,527
Receivable from Canada Revenue Agency	839	793
Straight-line rent receivable	33,654	30,891
Allowance for doubtful accounts	(2,989)	(3,852)
Total	$42,538	$38,738

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

6. Investment in Mortgage Notes

Investment in mortgage notes, including related accrued interest receivable, at December 31, 2013 and 2012 consists of the following (in thousands):

		2013	2012
(1)	Mortgage note and related accrued interest receivable, 9.00%, paid in full on May 31, 2013	$—	$1,710
(2)	Mortgage note, 9.50%, paid in full on October 8, 2013	—	17,979
(3)	Mortgage note, 10.00%, due April 1, 2016	42,907	42,907
(4)	Mortgage note receivable and related accrued interest receivable, 5.50%, due November 1, 2016	2,511	—
(5)	Mortgage note and related accrued interest receivable, 10.00%, due November 1, 2017	2,521	2,517
(6)	Mortgage notes, 7.00% and 10.00%, due May 1, 2019	183,465	178,545
(7)	Mortgage note, 10.00%, due August 29, 2020	1,112	—
(8)	Mortgage note, 10.11%, due March 10, 2027	10,972	10,945
(9)	Mortgage notes, 10.77%, due April 3, 2027	63,500	62,500
(10)	Mortgage note, 9.98%, due October 30, 2027	47,029	45,714
(11)	Mortgage note and related accrued interest receivable, 10.65%, due June 28, 2032	36,032	36,032
(12)	Mortgage note and related accrued interest receivable, 9.50%, due September 1, 2032	19,659	19,471
(13)	Mortgage note and related accrued interest receivable, 10.25%, due October 31, 2032	22,188	22,188
(14)	Mortgage note, 10.20%, due December 19, 2032	4,509	2,550
(15)	Mortgage note and related accrued interest receivable, 9.00%, due December 31, 2032	5,717	5,787
(16)	Mortgage notes and related accrued interest receivable, 9.50%, due April 30, 2033	20,802	—
(17)	Mortgage note, 11.31%, due May 31, 2033	13,086	4,930
(18)	Mortgage note and related accrued interest receivable, 10.25%, due June 30, 2033	3,455	1,977
(19)	Mortgage note and related accrued interest receivable, 9.50%, due June 30, 2033	6,872	—
	Total mortgage notes and related accrued interest receivable	$486,337	$455,752

(1) The Company's first mortgage loan agreement with Starshine Charter Holdings, LLC was paid in full on May 31, 2013.

(2) The Company's first mortgage loan agreement with Cantera 30, L.P., was paid in full on October 8, 2013 with the Company's acquisition of its partner's interest in the Atlantic-EPR I joint venture. See Note 8 for further details.

(3) The Company's first mortgage loan agreement with Peak Resorts, Inc. (Peak) is secured by approximately 696 acres of development land. The note requires monthly interest payments and Peak is required to fund a debt service reserve for off-season interest payments (those due from April to December). The reserve is to be funded by equal

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

monthly installments during the months of January, February and March. Monthly interest payments are transferred to the Company from this debt service reserve.

(4) The Company's mortgage loan agreement with Alko Ranch, LLC is secured by approximately 159 acres of land and a winery facility. The note requires monthly interest payments.

(5) The Company's mortgage loan agreement with Carneros Vintners, Inc. is secured by approximately 20 acres of land and a custom crush facility. The note requires monthly interest payments and two principal payments of $750 thousand each during the note term with a final principal payment of $1.0 million due at maturity. Pursuant to the mortgage note, a $10.0 million first mortgage ranks superior to the Company's collateral position.

(6) The Company’s mortgage loan agreements with SVVI, LLC (SVVI) are secured by one water-park and adjacent land in Kansas City, Kansas as well as two other water-parks located in New Braunfels and South Padre Island, Texas. The mortgage notes have cross-default and cross-collateral provisions. Pursuant to the mortgage on the Texas properties, only a seasonal line of credit secured by the Texas parks totaling not more than $7.0 million at any time ranks superior to the Company’s collateral position. The note requires monthly interest payments and SVVI is required to fund a debt service reserve for off-season interest payments (those due from September to May). The reserve is to be funded by equal monthly installments during the months of June, July and August. Monthly interest payments are transferred to the Company from this debt service reserve. The mortgage loan agreements also contain certain participating interest and note pay-down provisions. During the years ended December 31, 2013, 2012 and 2011, the Company recognized $923 thousand, $862 thousand and $451 thousand of participating interest income, respectively. SVV I, LLC is a VIE, but it was determined that the Company was not the primary beneficiary of this VIE. The Company’s maximum exposure to loss associated with SVVI, LLC is limited to the Company’s outstanding mortgage note and related accrued interest receivable.

(7) The Company's first mortgage loan agreement with CBK Lodge, LP and CBH20, LP is secured by development land adjacent to the Company's Camelback Mountain Resort that is expected to be developed into a 453 room Wilderness Lodge hotel, with an attached 125,000 square foot indoor waterpark, to be located at the base of the mountain. Interest accrues at a rate of 10.00% while the property is under construction. Upon completion of the indoor waterpark hotel, it is expected that this investment will be incorporated into the triple net lease of the Camelback Mountain Resort, with an initial term of 20 years from the completion date.

(8) The Company's first mortgage loan agreement with SNH Development, Inc. is secured by a ski resort located in Bennington, New Hampshire with a total of 308 acres. This loan is guaranteed by Peak, which operates the property. The note requires monthly interest payments and Peak is required to fund a debt service reserve for off-season interest payments (those due from April to December). The reserve is to be funded by equal monthly installments during the months of January, February and March. Monthly interest payments are transferred to the Company from this debt service reserve. Annually, this interest rate increases based on a formula dependent in part on increases in the CPI.

(9) The Company's first mortgage loan agreements with Peak are secured by two ski resorts located in Vermont and New Hampshire. Mount Snow is approximately 2,378 acres and is located in both West Dover and Wilmington, Vermont. Mount Attitash is approximately 1,250 acres and is located in Bartlett, New Hampshire. The note requires monthly interest payments and Peak is required to fund a debt service reserve for off-season interest payments (those due from April to December). The reserve is to be funded by equal monthly installments during the months of January, February and March. Monthly interest payments are transferred to the Company from this debt service reserve. Annually, this interest rate increases based on a formula dependent in part on increases in the CPI.

(10) The Company's first mortgage loan agreement with Peak is secured by seven ski resorts located in Missouri, Indiana, Ohio and Pennsylvania with a total of approximately 1,431 acres. The note requires monthly interest payments and Peak is required to fund a debt service reserve for off-season interest payments (those due from April to December). The reserve is to be funded by equal monthly installments during the months of January, February and

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

March. Monthly interest payments are transferred to the Company from this debt service reserve. Annually, this interest rate increases based on a formula dependent in part on increases in the CPI.

(11) The Company's first mortgage loan agreement with Montparnasse 56 USA is secured by the observation deck of the John Hancock building in Chicago, Illinois. This note requires monthly interest payments.

(12) The Company's first mortgage loan agreement with Basis Schools, Inc. is secured by a six story public charter school and the underlying land with approximately 40,000 square feet located in Washington D.C. The note bears interest beginning at 9.0% with increases of 0.5% every four years and requires monthly interest payments. The note has an effective interest rate of approximately 9.3%, which is net of a 2% servicer fee to HighMark School Development (HighMark).

(13) The Company's first mortgage loan agreement with Fiber Mills, LLC and Music Factory Condominiums, LLC is secured by the North Carolina Music Factory located in Charlotte, North Carolina which is an existing entertainment retail center that includes live performance and other dining and entertainment tenants. The note bears interest beginning at 10.25% with increases of 1.0% every five years and requires monthly interest payments. The note contains an option to purchase the property for a period of time during 2015 at a price based on a multiple of the property's adjusted net operating income as defined in the agreement.

(14) The Company's first mortgage loan agreement with Peak is secured by a ski resort located in Chesterland, Ohio with approximately 125 acres. The note requires monthly interest payments and Peak is required to fund a debt service reserve for off-season interest payments (those due from April to December). The reserve is to be funded by equal monthly installments during the months of January, February and March. Monthly interest payments are transferred to the Company from this debt service reserve. Annually, this interest rate increases based on a formula dependent in part on increases in the CPI.

(15) The Company's first mortgage loan agreement with LBE Investments, Ltd. is secured by a charter school property located in Queen Creek, Arizona. The note is fully amortizing and requires monthly principal and interest payments of $52 thousand.

(16) The Company's first mortgage loan agreements with LBE Investments, Ltd. are secured by three charter school properties under development located in Gilbert and Queen Creek, Arizona. The notes bear interest beginning at 9.50% with increases of 0.5% every five years. Upon completion of construction, the notes require monthly payments of principal and interest based on a 25 year amortization schedule.

(17) The Company's first mortgage loan agreement with TopGolf USA Austin is secured by a recreation facility located in Austin, Texas. The note is fully amortizing and requires monthly principal and interest payments of $141 thousand.

(18) The Company's first mortgage loan agreement with UME Preparatory Academy is secured by approximately 28 acres of land and a public charter school property located in Dallas, Texas. The note bears interest beginning at 10.25% with increases of 0.5% every five years and requires monthly interest payments. The note has an effective interest rate of approximately 9.9%, which is net of a 2% servicer fee to HighMark.

(19) The Company's first mortgage loan agreement with Beloved Community Charter School, Inc. is secured by a charter school property located in Jersey City, New Jersey. The note bears interest beginning at 9.50% with increases of 0.5% every five years and requires monthly interest payments.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Principal payments and related accrued interest due on mortgage notes receivable subsequent to December 31, 2013 are as follows (in thousands):

Amount
Year:
2014	$751
2015	878
2016	46,297
2017	1,154
2018	168
Thereafter	437,089
Total	$486,337

7. Investment in a Direct Financing Lease

The Company’s investment in a direct financing lease relates to the Company’s master lease of 27 public charter school properties as of December 31, 2013 and 26 public charter school properties as of December 31, 2012, with affiliates of Imagine Schools, Inc. (Imagine). Investment in a direct financing lease, net represents estimated unguaranteed residual values of leased assets and net unpaid rentals, less related deferred income. The following table summarizes the carrying amounts of investment in a direct financing lease, net as of December 31, 2013 and 2012 (in thousands):

	2013	2012
Total minimum lease payments receivable	$633,384	$648,632
Estimated unguaranteed residual value of leased assets	215,207	211,944
Less deferred income (1)	(606,379)	(626,487)
Investment in a direct financing lease, net	$242,212	$234,089

  (1) Deferred income is net of $1.7 million of initial direct costs at December 31, 2013 and 2012.

Additionally, the Company has determined that no allowance for losses was necessary at December 31, 2013 and 2012.

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

On May 17, 2013, per the terms of the master lease of public charter schools with Imagine, the Company exchanged three St. Louis, Missouri schools for one located in Columbus, Ohio, one located in Dayton, Ohio and another located in Toledo, Ohio. In conjunction with this exchange, the Company completed the acquisition of a public charter school in Columbia, South Carolina for $3.3 million that is leased under the master lease to Imagine. Additionally, on October 31, 2013, the Company exchanged one St. Louis, Missouri school for one located in Columbus, Ohio. There was no impact on the Company's investment in direct financing lease as a result of these exchanges.

The Company’s direct financing lease has expiration dates ranging from approximately 18 to 21 years. Future minimum rentals receivable on this direct financing lease at December 31, 2013 are as follows (in thousands):

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Amount
Year:
2014	$24,609
2015	25,343
2016	26,104
2017	26,887
2018	27,693
Thereafter	502,748
Total	$633,384

8. Unconsolidated Real Estate Joint Ventures

On October 8, 2013, the Company purchased from its partner, Atlantic of Hamburg, Germany (Atlantic), its interests in two unconsolidated real estate joint ventures, Atlantic-EPR I and Atlantic-EPR II. The Company previously accounted for its investment in these joint ventures under the equity method of accounting. The Company paid cash consideration of $18.6 million in exchange for Atlantic's interests. The Company had previously made loans to the entities that held the underlying assets in the Atlantic-EPR joint ventures totaling $33.1 million. During the year ended December 31, 2013, the Company recognized a gain on its previously held equity interest of $4.9 million from the fair value adjustment associated with the Company's original ownership due to a change in control. Additionally, the Company recognized a gain on acquisition of $3.2 million.

The Company recognized income of $505 thousand, $536 thousand and $2.8 million during 2013, 2012 and 2011, respectively, from its equity investments in the Atlantic-EPR I and Atlantic-EPR II joint ventures. The Company also received distributions from Atlantic-EPR I and Atlantic-EPR II of $646 thousand, $1.0 million, and $2.8 million during 2013, 2012 and 2011, respectively. Condensed consolidated financial information for Atlantic-EPR I and Atlantic-EPR II is as follows as of and for the period ended October 8, 2013 and the years ended December 31, 2012 and 2011 (in thousands):

	2013	2012	2011
Rental properties, net	$44,644	$45,496	$46,600
Cash	512	278	1,071
Atlantic-EPR II mortgage note payable to EPR (1)	11,796	—	—
Mortgage note payable (2)	—	11,827	12,224
Atlantic-EPR I mortgage note payable to EPR (1)	21,293	17,979	—
Partners’ equity	18,372	18,675	34,772
Rental revenue	4,373	5,604	6,523
Net income	1,430	1,842	1,874
(1) Atlantic-EPR I and Atlantic-EPR II mortgage notes payable to EPR Properties were settled with the Company's acquisition of Atlantic's interests in each of these joint ventures on October 8, 2013.
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

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

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

In addition, as of December 31, 2013 and 2012 the Company had invested $5.3 million and $4.7 million, respectively, in unconsolidated joint ventures for three theatre projects located in China. The Company recognized income of $893 thousand, $489 thousand and $42 thousand from its investment in these joint ventures for the years ended December 31, 2013, 2012 and 2011, respectively. The Company also received distributions from these joint ventures of $339 thousand during 2013. The Company did not receive any distributions during 2012 and 2011.

9. Consolidated Real Estate Joint Ventures

The Company owns 96% of the membership interests of VinREIT, LLC (VinREIT) and accordingly, the financial statements of VinREIT have been consolidated into the Company’s financial statements. VinREIT owns one winery located in Washington and one vineyard located in California. The Company’s partner in VinREIT is Global Wine Partners (U.S.), LLC (GWP). GWP provides consulting services to VinREIT in connection with the vineyard and winery properties.

As detailed in the operating agreement, GWP is entitled to receive a 1% origination fee on winery and vineyard investments and 4% of the annual cash flow of VinREIT after a charge for debt service. GWP may receive additional amounts upon certain events and after certain hurdle rates of return are achieved by us.  There was no net income attributable to noncontrolling interest related to VinREIT for the year ended December 31, 2013. Net income attributable to noncontrolling interest related to VinREIT was $108 thousand and $38 thousand for the years ended December 31, 2012 and 2011, respectively, representing GWP’s portion of the annual cash flow. The Company’s consolidated statements of income include net income related to VinREIT of $6.2 million for the year ended December 31, 2013 and net losses related to VinREIT of $21.2 million and $39.9 million for the years ended December 31, 2012 and 2011, respectively. The Company received operating distributions from VinREIT of $3.5 million, $11.3 million and $9.7 million during 2013, 2012 and 2011, respectively. In addition, during 2013, 2012 and 2011, respectively, the Company received distributions of $45.4 million, $40.6 million and $19.5 million related to property sales. During 2011, the Company contributed $90.9 million to VinREIT for financing activities. During 2013 and 2012, there were no contributions related to financing activities.

Prior to December 22, 2011, the Company held a 50% ownership interest in Suffolk. Suffolk completed three phases of development of an entertainment retail center adjacent to one of the Company’s megaplex theatres in Suffolk, Virginia for a total development cost of $20.2 million. On December 22, 2011, the Company acquired all of the shares from the noncontrolling interest. As of December 31, 2011, Suffolk is a wholly owned subsidiary and is no longer a VIE. The Company’s consolidated statements of income include net income related to Suffolk of $645 thousand for the year ended December 31, 2011.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

10. Debt

Debt at December 31, 2013 and 2012 consists of the following (in thousands):

	2013	2012
(1) Mortgage note payable, 5.73%, settled on March 4, 2013	$—	$14,314
(2) Mortgage note payable, 6.84%, paid in full June 20, 2013	—	92,773
(3) Mortgage note payable, 5.58%, paid in full June 24, 2013	—	57,078
(4) Mortgage note payable, 5.56%, due June 5, 2015	31,235	31,923
(5) Mortgage note payable, 5.39%, due November 1, 2015	5,274	—
(6) Mortgage notes payable, 5.77%, due November 6, 2015	65,070	67,172
(7) Mortgage notes payable, 5.84%, due March 6, 2016	36,724	37,863
(8) Mortgage notes payable, 6.37%, due June 30, 2016	26,406	27,156
(9) Mortgage notes payable, 6.10%, due October 1, 2016	23,719	24,395
(10) Mortgage notes payable, 6.02%, due October 6, 2016	17,866	18,381
(11) Mortgage note payable, 6.06%, due March 1, 2017	9,986	10,261
(12) Mortgage note payable, 6.07%, due April 6, 2017	10,284	10,565
(13) Mortgage notes payable, 5.73%-5.95%, due May 1, 2017	33,660	34,600
(14) Mortgage note payable, 5.29%, due July 1, 2017	3,746	3,881
(15) Unsecured revolving variable rate credit facility, LIBOR + 1.40%, due July 23, 2017	—	39,000
(16) Mortgage notes payable, 5.86% due August 1, 2017	24,387	25,053
(17) Mortgage note payable, 6.19%, due February 1, 2018	14,486	15,084
(18) Mortgage note payable, 7.37%, due July 15, 2018	7,498	8,698
(19) Unsecured term loan payable, LIBOR + 1.60%, fixed through interest rate swaps at 2.51% through January 5, 2016 and 2.38% from January 5, 2016 to July 5, 2017, due July 23, 2018	265,000	240,000
(20) Senior unsecured notes payable, 7.75%, due July 15, 2020	250,000	250,000
(21) Senior unsecured notes payable, 5.75%, due August 15, 2022	350,000	350,000
(22) Senior unsecured notes payable, 5.25%, due July 15, 2023	275,000	—
(23) Bonds payable, variable rate, due October 1, 2037	24,995	10,635
Total	$1,475,336	$1,368,832

(1) On March 4, 2013, the Company entered into a Discounted Payoff and Settlement Agreement (the Agreement) related to this loan agreement which was secured by one theatre property located in Omaha, Nebraska. Pursuant to the Agreement, the Company made a cash payment of $9.7 million that included a forfeited restricted cash account with a balance of $1.2 million in full satisfaction of the loan. Accordingly, the Company recorded a gain on early extinguishment of debt of $4.5 million during the year ended December 31, 2013.

(2) The Company’s mortgage note payable was prepaid in full on June 20, 2013 prior to its maturity date of March 1, 2014. The notes were secured by four entertainment retail centers in Ontario, Canada. In connection with the payment in full of the mortgage note, $192 thousand of deferred financing costs (net of accumulated amortization) were written off and $4.0 million of additional costs associated with loan payoff were incurred.

(3) The Company’s mortgage note payable was prepaid in full on June 24, 2013 prior to is maturity date of April 1, 2014. The note was secured by one entertainment retail center. In connection with the payment in full of the mortgage

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

note, $47 thousand of deferred financing costs (net of accumulated amortization) were written off and $1.7 million of additional costs associated with loan payoff were incurred.

(4) The Company’s mortgage note payable due June 5, 2015 is secured by one entertainment retail center, which had a net book value of approximately $48.4 million at December 31, 2013. The note had an initial balance of $36.0 million and the monthly payments are based on a 30 year amortization schedule. The note requires monthly principal and interest payments of approximately $206 thousand with a final principal payment at maturity of approximately $30.1 million.

(5) On September 25, 2013, the Company assumed a mortgage note payable of $5.4 million in conjunction with the acquisition of a theatre property, which had a net book value of $11.2 million at December 31, 2013 . The note bears interest at a fixed rate of 5.39% and matures on November 1, 2015. The note requires monthly principal and interest payments of approximately $50 thousand with a final principal payment at maturity of $4.7 million. Upon acquisition, the carrying value of the note approximated fair value.

(6) The Company’s mortgage notes payable due November 6, 2015 are secured by six theatre properties, which had a net book value of approximately $76.5 million at December 31, 2013. The notes had initial balances totaling $79.0 million and the monthly payments are based on a 25 year amortization schedule. The notes require monthly principal and interest payments totaling approximately $498 thousand with a final principal payment at maturity totaling approximately $60.7 million.

(7) The Company’s mortgage notes payable due March 6, 2016 are secured by two theatre properties, which had a net book value of approximately $32.3 million at December 31, 2013. The notes had initial balances totaling $44.0 million and the monthly payments are based on a 25 year amortization schedule. The notes require monthly principal and interest payments totaling approximately $279 thousand with a final principal payment at maturity totaling approximately $33.9 million.

(8) The Company’s mortgage notes payable due June 30, 2016 are secured by two theatre properties, which had a net book value of approximately $31.8 million at December 31, 2013. The notes had initial balances totaling $31.0 million and the monthly payments are based on a 25 year amortization schedule. The notes require monthly principal and interest payments totaling approximately $207 thousand with a final principal payment at maturity totaling approximately $24.4 million.

(9) The Company’s mortgage notes payable due October 1, 2016 are secured by four theatre properties, which had a net book value of approximately $26.9 million at December 31, 2013. The notes had initial balances totaling $27.8 million and the monthly payments are based on a 25 year amortization schedule. The notes require monthly principal and interest payments totaling approximately $180 thousand with a final principal payment at maturity totaling approximately $21.6 million.

(10) The Company’s mortgage notes payable due October 6, 2016 are secured by three theatre properties, which had a net book value of approximately $19.2 million at December 31, 2013. The notes had initial balances totaling $20.9 million and the monthly payments are based on a 25 year amortization schedule. The notes require monthly principal and interest payments totaling approximately $135 thousand with a final principal payment at maturity totaling approximately $16.2 million.

(11) The Company’s mortgage note payable due March 1, 2017 is secured by one theatre property, which had a net book value of approximately $9.4 million at December 31, 2013. The note had an initial balance of $11.6 million and the monthly payments are based on a 25 year amortization schedule. The note requires monthly principal and interest payments of approximately $75 thousand with a final principal payment at maturity of approximately $9.0 million.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

(12) The Company’s mortgage note payable due April 6, 2017 is secured by one theatre property, which had a net book value of approximately $9.0 million at December 31, 2013. The note had an initial balance of $11.9 million and the monthly payments are based on a 30 year amortization schedule. The note requires monthly principal and interest payments of approximately $77 thousand with a final principal payment at maturity of approximately $9.2 million.

(13) The Company’s mortgage notes payable due May 1, 2017 are secured by four theatre properties, which had a net book value of approximately $30.8 million at December 31, 2013. The notes had initial balances totaling $38.9 million and the monthly payments are based on a 25 year amortization schedule. The notes require monthly principal and interest payments totaling approximately $247 thousand with a final principal payment at maturity totaling approximately $30.0 million. The weighted average interest rate on these notes is 5.85%.

(14) On March 3, 2011, the Company assumed a mortgage note payable of $3.8 million in conjunction with the acquisition of a theatre property. The note was recorded at fair value upon acquisition which was estimated to be $4.1 million. The fair value of the note was determined by discounting the future cash flows of the note using an estimated current market rate of 5.29%. The note is due July 1, 2017 and is secured by one theatre property, which had a net book value of approximately $8.4 million at December 31, 2013. The monthly payments are based on a 25 year amortization schedule and the note requires monthly principal and interest payments of approximately $28 thousand with a final principal payment at maturity of approximately $3.2 million.

(15) On July 23, 2013, the Company amended and restated its unsecured revolving credit facility (the facility). The amendments to the facility (i) increase the initial amount from $400.0 million to $440.0 million and increase the accordion such that the maximum borrowing amount available under the facility increased from $500.0 million to $600.0 million, (ii) extend the maturity date from October 13, 2015, to July 23, 2017 (with the Company having the same right as before to extend the loan for one additional year, subject to certain terms and conditions), (iii) lower the interest rate and facility fee pricing based on a grid related to the Company's senior unsecured credit ratings which was LIBOR plus 1.40% and 0.30%, respectively, at closing, (iv) revise certain definitions to broaden the types of properties eligible for consideration in the borrowing base, (v) increase borrowing base availability by increasing the values assigned to the Company's properties and (vi) add four new subsidiary borrowers. In connection with the amendment, $188 thousand of deferred financing costs (net of accumulated amortization) were written off. The Company subsequently exercised a portion of the accordion under its new unsecured revolving credit facility to increase the initial borrowing amount available under the facility from $440.0 million to $475.0 million. As of December 31, 2013, the Company had no balance outstanding under the facility and the total availability under the revolving credit facility was $475.0 million.

(16) The Company’s mortgage notes payable due August 1, 2017 are secured by two theatre properties, which had a net book value of approximately $22.7 million at December 31, 2013. The notes had initial balances totaling $28.0 million and the monthly payments are based on a 25 year amortization schedule. The notes require monthly principal and interest payments totaling approximately $178 thousand with a final principal payment at maturity totaling approximately $21.7 million.

(17) The Company’s mortgage note payable due February 1, 2018 is secured by one theatre property which had a net book value of approximately $20.0 million at December 31, 2013. The mortgage loan had an initial balance of $17.5 million and the monthly payments are based on a 20 year amortization schedule. The note requires monthly principal and interest payments of approximately $127 thousand with a final principal payment at maturity of approximately $11.6 million.

(18) The Company’s mortgage note payable due July 15, 2018 is secured by one theatre property, which had a net book value of approximately $17.9 million at December 31, 2013. The note had an initial balance of $18.9 million and the monthly payments are based on a 20 year amortization schedule. The notes require monthly principal and interest payments of approximately $151 thousand with a final principal payment at maturity of approximately $843 thousand.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

(19) On July 23, 2013, the Company amended and restated its unsecured term loan payable. The amendments to the unsecured term loan facility (i) increase the initial amount from $255.0 million to $265.0 million and increase the accordion such that the maximum amount available under the facility increased from $350.0 million to $400.0 million, (ii) extend the maturity date from January 5, 2017, to July 23, 2018, (iii) lower the interest rate in all but the lowest senior unsecured credit rating tiers which was LIBOR plus 1.60% at closing and (iv) add four new subsidiary borrowers.

(20) On June 30, 2010, the Company issued $250.0 million in senior unsecured notes due on July 15, 2020. The notes bear interest at 7.75%. Interest is payable on July 15 and January 15 of each year beginning on January 15, 2011 until the stated maturity date of July 15, 2020. The notes were issued at 98.29% of their principal amount and are guaranteed by certain of the Company’s subsidiaries. The notes contain various covenants, including: (i) a limitation on incurrence of any debt that would cause the ratio of the Company’s debt to adjusted total assets to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause the ratio of the Company’s secured debt to adjusted total assets to exceed 40%; (iii) a limitation on incurrence of any debt which would cause the Company’s debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of total unencumbered assets not less than 150% of the Company’s outstanding unsecured debt.

(21) On August 8, 2012, the Company issued $350.0 million in senior unsecured notes due on August 15, 2022. The notes bear interest at 5.75%. Interest is payable on February 15 and August 15 of each year beginning on February 15, 2013 until the stated maturity date of August 15, 2022. The notes were issued at 99.998% of their principal amount and are guaranteed by certain of the Company’s subsidiaries. The notes contain various covenants, including: (i) a limitation on incurrence of any debt that would cause the ratio of the Company’s debt to adjusted total assets to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause the ratio of the Company’s secured debt to adjusted total assets to exceed 40%; (iii) a limitation on incurrence of any debt which would cause the Company’s debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of total unencumbered assets not less than 150% of the Company’s outstanding unsecured debt.

(22) On June 18, 2013, the Company issued $275.0 million in senior unsecured notes due on July 15, 2023. The notes bear interest at 5.25%. Interest is payable on January 15 and July 15 of each year beginning on January 15, 2014 until the stated maturity date of July 15, 2023. The notes were issued at 99.546% of their principal amount and are guaranteed by certain of the Company’s subsidiaries. The notes contain various covenants, including: (i) a limitation on incurrence of any debt that would cause the ratio of the Company’s debt to adjusted total assets to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause the ratio of the Company’s secured debt to adjusted total assets to exceed 40%; (iii) a limitation on incurrence of any debt which would cause the Company’s debt service coverage ratio to be less than 1.5 times and (iv) the maintenance at all times of the Company's total unencumbered assets such that they are not less than 150% of the Company’s outstanding unsecured debt.

(23) The Company’s bonds payable due October 1, 2037 are secured by three theatres, which had a net book value of approximately $23.8 million at December 31, 2013, and bear interest at a variable rate which resets on a weekly basis and was 0.06% at December 31, 2013. The bonds requires monthly interest only payments with principal due at maturity.

Certain of the Company’s debt agreements contain customary restrictive covenants related to financial and operating performance as well as certain cross-default provisions. The Company was in compliance with all financial covenants at December 31, 2013.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Principal payments due on long-term debt obligations subsequent to December 31, 2013 (without consideration of any extensions) are as follows (in thousands):

Amount
Year:
2014	$10,911
2015	106,448
2016	102,910
2017	76,690
2018	278,382
Thereafter	899,995
Total	$1,475,336

The Company capitalizes a portion of interest costs as a component of property under development. The following is a summary of interest expense, net for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Interest on loans and capital lease obligation	$78,292	$71,849	$67,265
Less: interest expense of discontinued operations	—	—	(405)
Amortization of deferred financing costs	4,041	4,218	3,807
Credit facility and letter of credit fees	1,510	1,515	1,159
Interest cost capitalized	(2,763)	(859)	(498)
Interest income	(53)	(79)	(70)
Less: interest income of discontinued operations	29	12	37
Interest expense, net	$81,056	$76,656	$71,295

11. Variable Interest Entities

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

Consolidated VIEs
As of December 31, 2013, the Company does not have any investments in consolidated VIEs.

Unconsolidated VIE
At December 31, 2013, the Company’s recorded investment in SVVI, a VIE that is unconsolidated, was $183.5 million. The Company’s maximum exposure to loss associated with SVVI is limited to the Company’s outstanding mortgage note and related accrued interest receivable of $183.5 million. While this entity is a VIE, the Company has determined that the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance is not held by the Company. For further discussion of this mortgage note, see Note 6.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

12. Derivative Instruments

All derivatives are recognized at fair value in the consolidated balance sheets within the line items "Other assets" and "Accounts payable and accrued liabilities" as applicable. The Company's derivatives are subject to a master netting arrangement and the Company has elected not to offset its derivative position for purposes of balance sheet presentation and disclosure. The Company had derivative liabilities of $4.5 million and $8.1 million recorded in “Accounts payable and accrued liabilities” and derivative assets of $6.1 million and $0.1 million recorded in “Other assets” in the consolidated balance sheet at December 31, 2013 and 2012, respectively. Had the Company elected to offset derivatives in the consolidated balance sheet pursuant to ASU 210-20-45, the Company would have had derivative assets of approximately $6.1 million and derivative assets of $0.1 million that would have been offset against the respective derivative liabilities of $4.5 million and liabilities of $8.1 million, resulting in a net derivative asset of $1.6 million (with no derivative liability) at December 31, 2013, and a net derivative liability of $8.0 million (with no derivative asset) at December 31, 2012.  The Company has not posted or received collateral with its derivative counterparties as of December 31, 2013 and 2012. See Note 13 for disclosures relating to the fair value of the derivative instruments as of December 31, 2013 and 2012.

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

On January 5, 2012 the Company entered into three interest rate swap agreements to fix the interest rate on a $240.0 million term loan that closed on the same day. These agreements have a combined outstanding notional amount of $240.0 million, a termination date of January 5, 2016 and a fixed rate of 2.51%. On September 6, 2013, the Company entered into three interest rate swap agreements to further fix the interest rate on $240.0 million of the unsecured term loan facility at 2.38% from January 5, 2016 to July 5, 2017.

The effective portion of changes in the fair value of interest rate derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (AOCI) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years ending December 31, 2013, 2012 and 2011, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness on cash flow hedges was recognized during the years ending December 31, 2013, 2012 and 2011.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of December 31, 2013, the Company estimates that during the twelve months ending December 31, 2014, $1.7 million will be reclassified from AOCI to interest expense.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

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

At December 31, 2013, the Company’s cross-currency swaps had a fixed original notional value of $76.0 million CAD and $71.5 million U.S. The net effect of these swaps is to lock in an exchange rate of $1.05 CAD per U.S. dollar on approximately $13 million of annual CAD denominated cash flows on the properties through February 2014. Additionally, on June 19, 2013, the Company entered into cross-currency swaps that will be effective March 1, 2014 with a fixed original notional value of $100.0 million CAD and $98.1 million U.S. The net effect of these swaps is to lock in an exchange rate of $1.05 CAD per U.S. dollar on approximately $13.5 million of annual CAD denominated cash flows on the properties through June 2018.

The effective portion of changes in the fair value of foreign currency derivatives designated and that qualify as cash flow hedges of foreign exchange risk is recorded in AOCI and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative, as well as amounts excluded from the assessment of hedge effectiveness, is recognized directly in earnings. No hedge ineffectiveness on foreign currency derivatives has been recognized for the years ended December 31, 2013, 2012 and 2011. As of December 31, 2013, the Company estimates that during the twelve months ending December 31, 2014, $0.2 million will be reclassified from AOCI to other expense.

Net Investment Hedges
As discussed above, the Company is exposed to fluctuations in foreign exchange rates on its four Canadian properties. As such, the Company uses currency forward agreements to hedge its exposure to changes in foreign exchange rates. Currency forward agreements involve fixing the CAD to U.S. dollar exchange rate for delivery of a specified amount of foreign currency on a specified date. The currency forward agreements are typically cash settled in U.S. dollars for their fair value at or close to their settlement date. In order to hedge the net investment in four of the Canadian properties, the Company entered into a forward contract with a fixed notional value of $100.0 million CAD and $96.1 million U.S. with a February 2014 settlement. The exchange rate of this forward contract is approximately $1.04 CAD per U.S. dollar. Additionally, on June 19, 2013, the Company entered into a forward contract with a fixed notional value of $100.0 million CAD and $94.3 million U.S. with a July 2018 settlement date. The exchange rate of this forward contract is approximately $1.06 CAD per U.S. dollar. These forward contracts should hedge a significant portion of the Company’s CAD denominated net investment in these four centers through July 2018 as the impact on AOCI from marking the derivative to market should move in the opposite direction of the translation adjustment on the net assets of these four Canadian properties.

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

For foreign currency derivatives designated as net investment hedges, the effective portion of changes in the fair value of the derivatives are reported in AOCI as part of the cumulative translation adjustment. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness on net investment hedges has been recognized for the years ended December 31, 2013, 2012 and 2011. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

See Note 13 for disclosure relating to the fair value of the Company’s derivative instruments. Below is a summary of the effect of derivative instruments on the consolidated statements of changes in equity and income for the years ended December 31, 2013, 2012 and 2011:

Effect of Derivative Instruments on the Consolidated Statements of Changes in Equity and Income for the Years Ended December 31, 2013, 2012 and 2011 (Dollars in thousands)

	Year Ended December 31,
Description	2013	2012	2011
Interest Rate Swaps
Amount of Loss Recognized in AOCI on Derivative (Effective Portion)	$(2,372)	$(5,462)	$(4,125)
Amount of Expense Reclassified from AOCI into Earnings (Effective Portion) (1)	(1,749)	(1,613)	(4,722)
Cross Currency Swaps
Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	2,278	(684)	(12)
Amount of Expense Reclassified from AOCI into Earnings (Effective Portion) (2)	(160)	(617)	(784)
Currency Forward Agreements
Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	8,092	(2,078)	(4,047)
Amount of Income (Expense) Reclassified from AOCI into Earnings (Effective Portion) (3)	287	(21)	(4,298)
Total
Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	$7,998	$(8,224)	$(8,184)
Amount of Expense Reclassified from AOCI into Earnings (Effective Portion)	(1,622)	(2,251)	(9,804)

(1)
For the years ended December 31, 2013 and 2012, included in “Interest expense, net” in accompanying consolidated statements of income. For the year ended December 31, 2011, $4.6 million included in “Costs associated with loan refinancing or payoff, net” and $137 thousand included in “Interest expense, net” in accompanying consolidated statements of income.

(2)	Included in “Other expense” in the accompanying consolidated statements of income.

(3)
For the years ended December 31, 2013 and 2012, included in "Other expense". For the year ended December 31, 2011, $4.3 million included in "Gain (loss) on sale or acquisition of real estate" and $37 thousand included in "Other expense" in the accompanying consolidated statements of income.

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

As of December 31, 2013, the fair value of the Company’s derivatives in a liability position related to these agreements was $4.5 million. If the Company breached any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the agreements at their termination value of $4.6 million.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives also use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of December 31, 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives and therefore, has classified its derivatives as Level 2 within the fair value reporting hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012, aggregated by the level in the fair value hierarchy within which those measurements are classified and by derivative type.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2013 and 2012 (Dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31,
2013:
Cross Currency Swaps*	$—	$1,730	$—	$1,730
Currency Forward Agreements*	$—	$4,353	$—	$4,353
Interest Rate Swap Agreements**	$—	$(4,472)	$—	$(4,472)
2012:
Cross Currency Swaps**	$—	$(709)	$—	$(709)
Currency Forward Agreements**	$—	$(3,453)	$—	$(3,453)
Interest Rate Swap Agreements**	$—	$(3,848)	$—	$(3,848)
*Included in "Other assets" in the accompanying consolidated balance sheet.
**Included in "Accounts payable and accrued liabilities" in the accompanying consolidated balance sheet.

Non-recurring fair value measurements
The table below presents the Company’s assets measured at fair value on a non-recurring basis during the year ended December 31, 2012 aggregated by the level in the fair value hierarchy within which those measurements fall. There were no non-recurring measurements during the year ended December 31, 2013.
Assets Measured at Fair Value on a Non-Recurring Basis during the year ended December 31, 2012 (Dollars in thousands)

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

Fair Value of Financial Instruments
Management compares the carrying value and the estimated fair value of the Company’s financial instruments. The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instruments at December 31, 2013:

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Mortgage notes receivable and related accrued interest receivable:
The fair value of the Company’s mortgage notes and related accrued interest receivable is estimated by discounting the future cash flows of each instrument using current market rates. At December 31, 2013, the Company had a carrying value of $486.3 million in fixed rate mortgage notes receivable outstanding, including related accrued interest, with a weighted average interest rate of approximately 9.05%. The fixed rate mortgage notes bear interest at rates of 5.50% to 11.31%. Discounting the future cash flows for fixed rate mortgage notes receivable using rates of 9.00% to 11.31%, management estimates the fair value of the fixed rate mortgage notes receivable to be $465.2 million with an estimated weighted average market rate of 10.12% at December 31, 2013.

At December 31, 2012, the Company had a carrying value of $455.8 million in fixed rate mortgage notes receivable outstanding, including related accrued interest, with a weighted average interest rate of approximately 8.96%. The fixed rate mortgage notes bear interest at rates of 7.00% to 11.31%. Discounting the future cash flows for fixed rate mortgage notes receivable using rates of 9.00% to 11.31%, management estimates the fair value of the fixed rate mortgage notes receivable to be approximately $431.2 million with an estimated weighted average market rate of 10.07% at December 31, 2011.

Investment in a direct financing lease, net:
The fair value of the Company’s investment in a direct financing lease as of December 31, 2013 and 2012 is estimated by discounting the future cash flows of the instrument using current market rates. At December 31, 2013 and 2012, the Company had an investment in a direct financing lease with a carrying value of $242.2 million and $234.1 million, respectively, and weighted average effective interest rate of 12.01% and 12.02%, respectively. The investment in direct financing lease bears interest at effective interest rates of 11.74% to 12.38%. The carrying value of the investment in a direct financing lease approximates the fair market value at December 31, 2013 and 2012.

Derivative instruments:
Derivative instruments are carried at their fair market value.

Debt instruments:
The fair value of the Company's debt as of December 31, 2013 and 2012 is estimated by discounting the future cash flows of each instrument using current market rates. At December 31, 2013, the Company had a carrying value of $290.0 million in variable rate debt outstanding with an average weighted interest rate of approximately 1.62%. The carrying value of the variable rate debt outstanding approximates the fair market value at December 31, 2013. As described in Note 10, $240.0 million of variable rate debt outstanding at December 31, 2013 under our unsecured term loan facility has been effectively converted to a fixed rate through July 5, 2017 by interest rate swap agreements.

At December 31, 2012, the Company had a carrying value of $289.6 million in variable rate debt outstanding with an average weighted interest rate of approximately 1.88%. The carrying value of the variable rate debt outstanding approximates the fair market value at December 31, 2012.

At December 31, 2013, the Company had a carrying value of $1.19 billion in fixed rate debt outstanding with an average weighted interest rate of approximately 6.10%. Discounting the future cash flows for fixed rate debt using rates of 2.63% to 5.56%, management estimates the fair value of the fixed rate debt to be approximately $1.24 billion with an estimated weighted average market rate of 4.85% at December 31, 2013.

At December 31, 2012, the Company had a carrying value of $1.08 billion in fixed rate debt outstanding with an average weighted interest rate of approximately 6.35%. Discounting the future cash flows for fixed rate debt using rates of 3.41% to 5.17%, management estimates the fair value of the fixed rate debt to be approximately $1.17 billion with an estimated market rate of 4.46% at December 31, 2012.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

14. Common and Preferred Shares

Common Shares
The Board of Trustees declared cash dividends totaling $3.16 and $3.00 per common share for the years ended December 31, 2013 and 2012, respectively.

Of the total dividends calculated for tax purposes, the amounts characterized as ordinary income, return of capital and long-term capital gain for cash dividends paid per common share for the years ended December 31, 2013 and 2012 are as follows:

	2013	2012
Taxable ordinary income	$2.5994	$1.8277
Return of capital	1.0470	1.1223
Long-term capital gain	—	—
Unrecaptured Sec. 1250 Gain	—	—
Totals	$3.6464	$2.9500

On October 23, 2013, the Company issued 3.6 million common shares in a registered public offering for total net proceeds, after the underwriting discount and offering expenses, of approximately $174.0 million.

During the year ended December 31, 2013, the Company issued an aggregate of 937,652 common shares under the direct share purchase component of its Dividend Reinvestment and Direct Share Purchase Plan (DSP Plan) for total net proceeds of $46.3 million. In addition, subsequent to December 31, 2013, the Company issued an aggregate of 1,280,465 common shares under the DSP Plan for total net proceeds of $46.5 million.

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

Series C Convertible Preferred Shares
On December 22, 2006, the Company issued 5.4 million 5.75% Series C cumulative convertible preferred shares (Series C preferred shares) in a registered public offering for net proceeds of approximately $130.8 million, after underwriting discounts and expenses. The Company will pay cumulative dividends on the Series C preferred shares from the date of original issuance in the amount of $1.4375 per share each year, which is equivalent to 5.75% of the $25 liquidation preference per share. Dividends on the Series C preferred shares are payable quarterly in arrears. The Company does not have the right to redeem the Series C preferred shares except in limited circumstances to preserve the Company’s REIT status. The Series C preferred shares have no stated maturity and will not be subject to any sinking fund or mandatory redemption. As of December 31, 2013, the Series C preferred shares are convertible, at the holder’s option, into the Company’s common shares at a conversion rate of 0.3655 common shares per Series C preferred share, which is equivalent to a conversion price of $68.40 per common share. This conversion ratio may increase over time upon certain specified triggering events including if the Company’s common dividend per share exceeds a quarterly threshold of $0.6875.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

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

The Board of Trustees declared cash dividends totaling $1.4375 per Series C preferred share for each of the years ended December 31, 2013 and 2012, respectively. The total amount of cash dividends paid per Series C preferred share of $1.4375 for the years ended December 31, 2013 and 2012 were characterized as taxable ordinary income.

Series D Preferred Shares
On November 5, 2012, the Company completed the redemption of all of its 4.6 million outstanding 7.375% Series D cumulative redeemable preferred shares (Series D preferred shares). The shares were redeemed at a redemption price of $25.18 per share. This price is the sum of the $25.00 per share liquidation preference and a quarterly dividend per share of $0.4609375 prorated through the redemption date. In conjunction with the redemption, the Company recognized a charge representing the original issuance costs and other redemption related expenses. The Series D preferred share redemption costs, which reduced net income available to common shareholders for the year ended December 31, 2012, were $3.9 million.

The Board of Trustees declared cash dividends totaling $1.5628 per Series D preferred share for the year ended December 31, 2012. The total amount of cash dividends paid per Series D preferred share of $2.0238 for the year ended December 31, 2012 were characterized as taxable ordinary income.

Series E Convertible Preferred Shares
On April 2, 2008, the Company issued 3.5 million 9.00% Series E cumulative convertible preferred shares (Series E preferred shares) in a registered public offering for net proceeds of approximately $83.4 million, after underwriting discounts and expenses. The Company will pay cumulative dividends on the Series E preferred shares from the date of original issuance in the amount of $2.25 per share each year, which is equivalent to 9.00% of the $25 liquidation preference per share. Dividends on the Series E preferred shares are payable quarterly in arrears. The Company does not have the right to redeem the Series E preferred shares except in limited circumstances to preserve the Company’s REIT status. The Series E preferred shares have no stated maturity and will not be subject to any sinking fund or mandatory redemption. As of December 31, 2013, the Series E preferred shares are convertible, at the holder’s option, into the Company’s common shares at a conversion rate of 0.4546 common shares per Series E preferred share, which is equivalent to a conversion price of $54.99 per common share. This conversion ratio may increase over time upon certain specified triggering events including if the Company’s common dividend per share exceeds a quarterly threshold of $0.84.

Upon the occurrence of certain fundamental changes, the Company will under certain circumstances increase the conversion rate by a number of additional common shares or, in lieu thereof, may in certain circumstances elect to adjust the conversion rate upon the Series E preferred shares becoming convertible into shares of the public acquiring or surviving company.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

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

The Board of Trustees declared cash dividends totaling $2.25 per Series E preferred share for the years ended December 31, 2013 and 2012. The total amount of cash dividends paid per Series E preferred share of $2.25 for each of the years ended December 31, 2013 and 2012 were characterized as taxable ordinary income.

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

The Board of Trustees declared cash dividends totaling $1.65625 and $0.42787 per Series F preferred share for the years ended December 31, 2013 and 2012, respectively. The total amount of cash dividends paid per Series F preferred share of $1.67006 for the year ended December 31, 2013 was characterized as taxable ordinary income.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

15. Earnings Per Share

The following table summarizes the Company’s computation of basic and diluted earnings per share (EPS) for the years ended December 31, 2013, 2012 and 2011 (amounts in thousands except per share information):

	Year Ended December 31, 2013
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Income from continuing operations	$175,637
Less: preferred dividend requirements	(23,806)
Income from continuing operations available to common shareholders	$151,831	48,028	$3.16
Income from discontinued operations available to common shareholders	$4,589	48,028	$0.10
Net income available to common shareholders	$156,420	48,028	$3.26
Diluted EPS:
Income from continuing operations available to common shareholders	$151,831	48,028
Effect of dilutive securities:
Share options	—	186
Income from continuing operations available to common shareholders	$151,831	48,214	$3.15
Income from discontinued operations available to common shareholders	$4,589	48,214	$0.09
Net income available to common shareholders	$156,420	48,214	$3.24

	Year Ended December 31, 2012
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Income from continuing operations	$141,906
Less: preferred dividend requirements and redemption costs	(28,396)
Noncontrolling interest adjustments	(108)
Income from continuing operations available to common shareholders	$113,402	46,798	$2.42
Loss from discontinued operations available to common shareholders	$(20,242)	46,798	$(0.43)
Net income available to common shareholders	$93,160	46,798	$1.99
Diluted EPS:
Income from continuing operations available to common shareholders	$113,402	46,798
Effect of dilutive securities:
Share options	—	251
Income from continuing operations available to common shareholders	$113,402	47,049	$2.41
Loss from discontinued operations available to common shareholders	$(20,242)	47,049	$(0.43)
Net income available to common shareholders	$93,160	47,049	$1.98

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

	Year Ended December 31, 2011
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Income from continuing operations	$130,088
Less: preferred dividend requirements and redemption costs	(30,909)
Noncontrolling interest adjustments	(38)
Income from continuing operations available to common shareholders	$99,141	46,640	$2.13
Loss from discontinued operations available to common shareholders	$(14,822)	46,640	$(0.32)
Net income available to common shareholders	$84,319	46,640	$1.81
Diluted EPS:
Income from continuing operations available to common shareholders	$99,141	46,640
Effect of dilutive securities:
Share options	—	261
Income from continuing operations available to common shareholders	$99,141	46,901	$2.12
Loss from discontinued operations available to common shareholders	$(14,822)	46,901	$(0.32)
Net income available to common shareholders	$84,319	46,901	$1.80

The additional 1.9 million common shares that would result from the conversion of the Company’s Series C preferred shares and the additional 1.6 million common shares that would result from the conversion of the Company’s Series E preferred shares and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted earnings per share for the years ended December 31, 2013, 2012 and 2011 because the effect is anti-dilutive.

The dilutive effect of potential common shares from the exercise of share options is included in diluted earnings per share for the years ended December 31, 2013, 2012 and 2011. However, options to purchase 331 thousand, 368 thousand and 265 thousand shares of common shares at per share prices ranging from $45.20 to $65.50, $44.62 to $65.50 and $44.98 to $65.50, were outstanding at the end of 2013, 2012 and 2011, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

16. Equity Incentive Plan

Grants of common shares and options to purchase common shares are issued under the 2007 Equity Incentive Plan. Under the 2007 Equity Incentive Plan, an aggregate of 3,650,000 common shares, options to purchase common shares and restricted share units, subject to adjustment in the event of certain capital events, may be granted. At December 31, 2013, there were 1,780,242 shares available for grant under the 2007 Equity Incentive Plan.

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

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

	Number of shares	Option price per share			Weighted avg. exercise price
Outstanding at December 31, 2010	1,071,096	$16.05	—	$65.50	$32.00
Exercised	(135,196)	18.18	—	42.46	21.96
Granted	70,266	45.73	—	47.77	46.19
Forfeited	(3,333)	16.05	—	16.05	16.05
Outstanding at December 31, 2011	1,002,833	$18.18	—	$65.50	$34.41
Exercised	(224,181)	18.18	—	36.56	23.42
Granted	103,082	44.62	—	47.99	45.60
Forfeited	(396)	18.18	—	46.69	40.03
Outstanding at December 31, 2012	881,338	$18.18	—	$65.50	$38.51
Exercised	(143,272)	18.18	—	47.20	30.64
Granted	115,257	46.86	—	58.09	47.86
Forfeited	(12,658)	36.56	—	60.42	56.90
Outstanding at December 31, 2013	840,665	$18.18	—	$65.50	$40.85

The weighted average fair value of options granted was $12.35, $12.08 and $9.29 during 2013, 2012 and 2011, respectively. The intrinsic value of stock options exercised was $2.9 million, $5.1 million, and $2.9 million during the years ended December 31, 2013, 2012 and 2011, respectively. Additionally, the Company repurchased 66,632 shares into treasury shares in conjunction with the stock options exercised during the year ended December 31, 2013 with a total value of $3.4 million.

The expense related to share options included in the determination of net income for the years ended December 31, 2013, 2012 and 2011 was $856 thousand, $937 thousand and $777 thousand, respectively. The following assumptions were used in applying the Black-Scholes option pricing model at the grant dates: risk-free interest rate of 1.0%, 1.1% to 1.4% and 2.5% to 3.1% in 2013, 2012 and 2011, respectively, dividend yield of 5.4% to 6.5%, 6.3% to 6.7%, 6.4% in 2013, 2012 and 2011, respectively, volatility factors in the expected market price of the Company’s common shares of 50.7%, 51.3% to 51.4%, 39.8%, in 2013, 2012 and 2011, respectively, 0.23% to 0.29% and 0.25% expected forfeiture rates for 2013 and 2012 and no expected forfeitures for 2011, and an expected life of approximately six years for both 2013 and 2012 and approximately eight years for 2011. The Company uses historical data to estimate the expected life of the option and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Additionally, expected volatility is computed based on the average historical volatility of the Company’s publicly traded shares.

At December 31, 2013, stock-option expense to be recognized in future periods was $1.8 million as follows (in thousands):

Amount
Year:
2014	$830
2015	605
2016	308
2017	11
Total	$1,754

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

The following table summarizes outstanding options at December 31, 2013:

Exercise price range	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)
$ 18.18 - 19.99	201,859	5.1
20.00 - 29.99	—	0.0
30.00 - 39.99	25,731	4.3
40.00 - 49.99	502,222	5.7
50.00 - 59.99	17,500	6.5
60.00 - 65.50	93,353	3.0
	840,665	5.2	$40.85	$8,537
The following table summarizes exercisable options at December 31, 2013:

Exercise price range	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)
$ 18.18 - 19.99	201,859	5.1
20.00 - 29.99	—	0.0
30.00 - 39.99	18,460	3.5
40.00 - 49.99	292,290	3.7
50.00 - 59.99	10,000	4.3
60.00 - 65.50	93,353	3.0
	615,962	4.1	$38.78	$7,883

Nonvested Shares
A summary of the Company’s nonvested share activity and related information is as follows:

	Number of shares	Weighted avg. grant date fair value	Weighted avg. life remaining
Outstanding at December 31, 2012	322,808	$42.52
Granted	198,833	47.15
Vested	(145,570)	39.88
Forfeited	(4,207)	45.39
Outstanding at December 31, 2013	371,864	$46.00	0.99
The holders of nonvested shares have voting rights and receive dividends from the date of grant. These shares vest ratably over a period of three to four years. The fair value of the nonvested shares that vested was $6.7 million, $7.7 million and $7.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. At December 31, 2013, unamortized share-based compensation expense related to nonvested shares was $8.3 million and will be recognized in future periods as follows (in thousands):

Amount
Year:
2014	$3,968
2015	2,892
2016	1,399
Total	$8,259

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Restricted Share Units
A summary of the Company’s restricted share unit activity and related information is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Life Remaining
Outstanding at December 31, 2012	10,925	$44.62
Granted	17,530	58.38
Vested	(10,925)	44.62
Outstanding at December 31, 2013	17,530	$58.38	0.36
The holders of restricted share units have voting rights and receive dividends from the date of grant. The share units vest upon the earlier of the day preceding the next annual meeting of shareholders or a change of control. The settlement date for the shares is selected by the non-employee trustee, and ranges from one year from the grant date to upon termination of service. At December 31, 2013, unamortized share-based compensation expense related to restricted share units was $358 thousand which will be recognized in 2014.

17. Operating Leases

Most of the Company’s rental properties are leased under operating leases with expiration dates ranging from 1 to 34 years. Future minimum rentals on non-cancelable tenant operating leases at December 31, 2013 are as follows (in thousands):

Amount
Year:
2014	$262,504
2015	261,897
2016	252,801
2017	238,629
2018	215,558
Thereafter	1,377,520
Total	$2,608,909
The Company leases its executive office from an unrelated landlord. Rental expense totaled approximately $435 thousand, $467 thousand and $463 thousand for the years ended December 31, 2013, 2012 and 2011, respectively, and is included as a component of general and administrative expense in the accompanying consolidated statements of income. Future minimum lease payments under this lease at December 31, 2013 are as follows (in thousands):

Amount
Year:
2014	$434
2015	454
2016	358
2017	—
2018	—
Thereafter	—
Total	$1,246

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

18. Quarterly Financial Information (unaudited)

Summarized quarterly financial data for the years ended December 31, 2013 and 2012 are as follows (in thousands, except per share data):

	March 31	June 30	September 30	December 31
2013:
Total revenue	$82,898	$82,973	$87,841	$89,352
Net income	41,206	32,476	43,502	63,042
Net income available to common shareholders of EPR Properties	35,254	26,524	37,551	57,091
Basic net income per common share	0.75	0.56	0.79	1.12
Diluted net income per common share	0.75	0.56	0.79	1.12

	March 31	June 30	September 30	December 31
2012:
Total revenue	$76,303	$77,511	$81,542	$82,451
Net income	21,390	36,818	34,175	29,281
Net income available to common shareholders of EPR Properties	15,371	30,797	28,149	18,843
Basic net income per common share	0.33	0.66	0.60	0.40
Diluted net income per common share	0.33	0.65	0.60	0.40

Certain reclassifications have been made to the prior period amounts to conform to the current period presentation for asset groups that qualify for presentation as discontinued operations.

19. Discontinued Operations

Included in discontinued operations for the year ended December 31, 2013 are the operations of five winery and vineyard properties that were sold during 2013. Included in discontinued operations for the year ended December 31, 2012 are the operations of the prior mentioned properties as well as the operations of two winery and vineyard properties which were sold during 2012. Additionally, included in discontinued operations for the year ended December 31, 2012 is a gain on sale or acquisition of real estate of $0.3 million that relates to the settlement of escrow reserves established with the March 29, 2011 sale of Toronto Dundas Square. Included in discontinued operations for the year ended December 31, 2011 are the operations of the prior mentioned properties, the operations of Toronto Dundas Square, and the operations of three winery and vineyard properties sold during 2011.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

The operating results relating to discontinued operations are as follows (in thousands):

	Year ended December 31,
	2013	2012	2011
Rental revenue	$1,685	$5,389	$11,518
Tenant reimbursements	513	—	2,409
Other income	426	2,325	1,686
Mortgage and other financing income	—	112	320
Total revenue	2,624	7,826	15,933
Property operating expense (income)	45	(1,036)	2,457
Other expense	547	2,733	2,714
Costs associated with loan refinancing or payoff	—	—	4,121
Interest expense, net	(29)	(12)	368
Transaction costs	—	—	3
Impairment charges	—	20,835	33,525
Depreciation and amortization	1,728	5,521	7,112
Income (loss) before gain on sale or acquisition of real estate	333	(20,215)	(34,367)
Gain (loss) on sale or acquisition of real estate	4,256	(27)	19,545
Net income (loss)	$4,589	$(20,242)	$(14,822)

Rental revenue above includes lease termination fees of $1.0 million that were recognized during the year ended December 31, 2011 related to the sale of the Gary Farrel winery. Depreciation and amortization above includes amortization expense related to in-place leases of $0.8 million for the year ended December 31, 2011. Rental revenue above also includes amortization expense related to above market leases of $20 thousand for the years ended December 31, 2011.

20. Other Commitments and Contingencies

As of December 31, 2013, the Company had 10 entertainment development projects for which it has commitments to fund approximately $54.6 million of additional improvements, 11 education development projects for which is has commitments to fund approximately $127.5 million of additional improvements and six recreation development projects for which it has commitments to fund approximately $57.3 million. Of these amounts, approximately $223.7 million is expected to be funded in 2014. Development costs are advanced by the Company in periodic draws. If the Company determines that construction is not being completed in accordance with the terms of the development agreements, it can discontinue funding construction draws. The Company has agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

The Company has certain commitments related to its mortgage note investments that it may be required to fund in the future. The Company is generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of December 31, 2013, the Company had nine mortgage notes receivable with commitments totaling approximately $122.2 million. Subsequent to December 31, 2013, the Company entered into a commitment to provide up to $107.7 million to fund the construction of an entertainment retail center located in Irving, Texas that is expected to include a live performance venue and other dining and entertainment tenants. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

The Company has provided guarantees of the payment of certain economic development revenue bonds totaling $20.4 million related to two theatres in Louisiana for which the Company earns a fee at an annual rate of 2.88% to 4.00% over the 30 year terms of the related bonds. The Company has recorded $8.7 million as a deferred asset included in

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

other assets and $8.7 million included in other liabilities in the accompanying consolidated balance sheet as of December 31, 2013 related to these guarantees. No amounts have been accrued as a loss contingency related to these guarantees because payment by the Company is not probable.

The Company is involved in litigation with Louis Cappelli, Concord Associates, L.P. and certain of their affiliates regarding the Sullivan County planned casino and resort development. On June 7, 2011, affiliates of Louis Cappelli, Concord Associates, L.P., Concord Resort, LLC and Concord Kiamesha LLC (the Cappelli Group), filed a complaint with the Supreme Court of the State of New York, County of Sullivan, against a subsidiary of the Company seeking (i) a declaratory judgment on certain of the subsidiary's obligations under a previously disclosed settlement agreement involving these entities, (ii) an order that the Company subsidiary execute the golf course lease and the “Racino Parcel” lease subject to the settlement agreement, and (iii) an extension of the restrictive covenant against ownership or operation of a casino on the Concord resort property under the settlement agreement, which covenant was set to expire on December 31, 2011. The Company subsidiaries filed counterclaims seeking related relief. The Cappelli Group subsequently obtained leave to discontinue its claims, but the counterclaims remain pending.On October 20, 2011, the Cappelli Group filed a complaint with the Supreme Court of the State of New York, County of Westchester against the Company and certain of its subsidiaries alleging breach of contract and breach of the duty of good faith and fair dealing with respect to a casino development agreement relating to a planned casino and resort development in Sullivan County, New York. Plaintiffs are seeking specific performance with respect to such agreement and money damages of $800.0 million, plus interest and attorneys' fees.

On March 7, 2012, Concord Associates, L.P. and seven other companies affiliated with Mr. Cappelli and Concord Associates, L.P. filed a new complaint against the Company and certain of its subsidiaries, as well as Empire Resorts, Inc. and its subsidiary Monticiello Raceway Management, Inc. (collectively, Empire), in the United States District Court for the Southern District of New York (the District Court). On June 25, 2012, an amended complaint was served against the same parties as well as Kien Huat Realty III Limited and Genting New York, LLC (collectively, Genting). The amended complaint alleged unlawful restraint of trade, conspiracy to monopolize and unlawful monopolization, against the Company, Empire and Genting as well as tortious interference against Empire and Genting, in relation to a proposed development transaction on the same Sullivan County, New York resort property. Plaintiffs sought damages of $1.5 billion, plus interest and attorneys' fees.

On September 18, 2013, the District Court dismissed plaintiffs’ federal antitrust claims against all defendants with prejudice, and dismissed the pendent state law claims against Empire and Genting without prejudice, meaning they could be further pursued in state court. The plaintiffs have filed a motion for reconsideration with the District Court, seeking permission to file a Second Amended Complaint, and also have filed a Notice of Appeal.

The Company has not determined that losses related to these matters are probable. Because of the favorable ruling from the District Court and the pending appeal, together with the inherent difficulty of predicting the outcome of litigation generally, the Company does not have sufficient information to determine the amount or range of reasonably possible loss with respect to these matters. The Company's assessments are based on estimates and assumptions that have been deemed reasonable by management, but that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause the Company to change those estimates and assumptions. The Company intends to vigorously defend the claims asserted against the Company and certain of its subsidiaries by the Cappelli Group and its affiliates, for which the Company believes it has meritorious defenses, but there can be no assurances as to its outcome.

21. Segment Information

The Company has four reportable operating segments: Entertainment, Education, Recreation and Other. The financial information summarized below is presented by reportable operating segment:

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Balance Sheet Data:
	As of December 31, 2013
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Total Assets	$1,874,014	$542,052	$553,019	$210,064	$93,127	$3,272,276

	As of December 31, 2012
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Total Assets	$1,818,712	$376,048	$427,977	$252,444	$71,549	$2,946,730

Operating Data:
	For the Year Ended December 31, 2013
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Rental revenue	$221,024	$15,931	$10,124	$1,630	$—	$248,709
Tenant reimbursements	18,401	—	—	—	—	18,401
Other income	80	—	—	1,471	131	1,682
Mortgage and other financing income	8,447	33,275	32,232	318	—	74,272
Total revenue	247,952	49,206	42,356	3,419	131	343,064

Property operating expense	25,521	—	—	495	—	26,016
Other expense	—	—	—	658	—	658
Total investment expenses	25,521	—	—	1,153	—	26,674
Net operating income - before unallocated items	222,431	49,206	42,356	2,266	131	316,390

Reconciliation to Consolidated Statements of Income:
General and administrative expense						(25,613)
Costs associated with loan refinancing or payoff						(6,166)
Gain on early extinguishment of debt						4,539
Interest expense, net						(81,056)
Transaction costs						(1,955)
Depreciation and amortization						(53,946)
Equity in income from joint ventures						1,398
Gain on sale or acquisition, net						3,017
Gain on previously held equity interest						4,853
Income tax benefit						14,176
Discontinued operations:
Income from discontinued operations						333
Gain on sale or acquisition of real estate						4,256
Net income						180,226
Preferred dividend requirements						(23,806)
Net income available to common shareholders						$156,420

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

	For the Year Ended December 31, 2012
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Rental revenue	$221,020	$8,663	$3,615	$1,219	$—	$234,517
Tenant reimbursements	18,575	—	—	—	—	18,575
Other income	98	—	—	639	1	738
Mortgage and other financing income	4,308	30,130	29,440	99	—	63,977
Total revenue	244,001	38,793	33,055	1,957	1	317,807

Property operating expense	24,008	—	—	907	—	24,915
Other expense	4	—	—	739	639	1,382
Total investment expenses	24,012	—	—	1,646	639	26,297
Net operating income (loss) - before unallocated items	219,989	38,793	33,055	311	(638)	291,510

Reconciliation to Consolidated Statements of Income:
General and administrative expense						(23,170)
Costs associated with loan refinancing or payoff						(627)
Interest expense, net						(76,656)
Transaction costs						(404)
Impairment charges						(3,074)
Depreciation and amortization						(46,698)
Equity in income from joint ventures						1,025
Discontinued operations:
Income from discontinued operations						620
Impairment charges						(20,835)
Loss on sale or acquisition of real estate						(27)
Net income						121,664
Noncontrolling interests						(108)
Preferred dividend requirements						(24,508)
Preferred share redemption costs						(3,888)
Net income available to common shareholders						$93,160

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

	For the Year Ended December 31, 2011
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Rental revenue	$215,576	$1,638	$1,274	$1,245	$—	$219,733
Tenant reimbursements	17,965	—	—	—	—	17,965
Other income	120	—	—	253	1	374
Mortgage and other financing income	323	28,465	26,576	107	93	55,564
Total revenue	233,984	30,103	27,850	1,605	94	293,636

Property operating expense	23,541	—	—	663	—	24,204
Other expense	21	—	—	750	842	1,613
Total investment expenses	23,562	—	—	1,413	842	25,817
Net operating income (loss) - before unallocated items	210,422	30,103	27,850	192	(748)	267,819

Reconciliation to Consolidated Statements of Income:
General and administrative expense						(20,173)
Costs associated with loan refinancing or payoff, net						(1,877)
Interest expense, net						(71,295)
Transaction costs						(1,727)
Impairment charges						(2,531)
Depreciation and amortization						(42,975)
Equity in income from joint ventures						2,847
Discontinued operations:
Income from discontinued operations						3,279
Impairment charges						(33,525)
Costs associated with loan refinancing or payoff						(4,121)
Gain on sale or acquisition of real estate						19,545
Net income						115,266
Noncontrolling interests						(38)
Preferred dividend requirements						(28,140)
Preferred share redemption costs						(2,769)
Net income available to common shareholders						$84,319

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

22. Condensed Consolidating Financial Statements

A portion of our subsidiaries have guaranteed the Company’s indebtedness under the Company's unsecured senior notes, unsecured revolving credit facility and unsecured term loan facility. The guarantees are joint and several, full and unconditional and subject to customary release provisions. The following summarizes the Company’s condensed consolidating information as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011 (in thousands):
Condensed Consolidating Balance Sheet As of December 31, 2013

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets
Rental properties, net	$—	$1,341,770	$762,381	$—	$2,104,151
Land held for development	—	—	201,342	—	201,342
Property under development	18	77,283	12,172	—	89,473
Mortgage notes and related accrued interest receivable, net	—	460,533	25,804	—	486,337
Investment in a direct financing lease, net	—	242,212	—	—	242,212
Investment in joint ventures	—	—	5,275	—	5,275
Cash and cash equivalents	449	705	6,804	—	7,958
Restricted cash	1,150	6,735	1,829	—	9,714
Deferred financing costs, net	17,221	5,439	684	—	23,344
Accounts receivable, net	106	22,555	19,877	—	42,538
Intercompany notes receivable	—	—	175,757	(175,757)	—
Investments in subsidiaries	2,852,543	—	—	(2,852,543)	—
Other assets	19,292	5,725	34,915	—	59,932
Total assets	$2,890,779	$2,162,957	$1,246,840	$(3,028,300)	$3,272,276
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$43,589	$19,793	$8,945	$—	$72,327
Dividends payable	19,553	—	—	—	19,553
Unearned rents and interest	—	13,528	3,518	—	17,046
Intercompany notes payable	—	—	175,757	(175,757)	—
Debt	1,140,000	—	335,336	—	1,475,336
Total liabilities	1,203,142	33,321	523,556	(175,757)	1,584,262
EPR Properties shareholders’ equity	1,687,637	2,129,636	722,907	(2,852,543)	1,687,637
Noncontrolling interests	—	—	377	—	377
Equity	$1,687,637	$2,129,636	$723,284	$(2,852,543)	$1,688,014
Total liabilities and equity	$2,890,779	$2,162,957	$1,246,840	$(3,028,300)	$3,272,276

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

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

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Condensed Consolidating Statement of Income For the Year Ended December 31, 2013

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantors Subsidiaries	Consolidated Elimination	Consolidated
Rental revenue	$—	$153,335	$95,374	$—	$248,709
Tenant reimbursements	—	1,853	16,548	—	18,401
Other income	75	2	1,605	—	1,682
Mortgage and other financing income	994	69,327	3,951	—	74,272
Intercompany fee income	2,629	—	—	(2,629)	—
Interest income on intercompany notes receivable	17,848	—	386	(18,234)	—
Total revenue	21,546	224,517	117,864	(20,863)	343,064
Equity in subsidiaries’ earnings	212,634	—	—	(212,634)	—
Property operating expense	(88)	6,694	19,410	—	26,016
Intercompany fee expense	—	—	2,629	(2,629)	—
Other expense	—	—	658	—	658
General and administrative expense	—	16,612	9,001	—	25,613
Costs associated with loan refinancing or payoff	—	188	5,978	—	6,166
Gain on early extinguishment of debt	—	(4,539)	—	—	(4,539)
Interest expense, net	55,856	1,733	23,467	—	81,056
Interest expense on intercompany notes payable	—	—	18,234	(18,234)	—
Transaction costs	1,813	—	142	—	1,955
Depreciation and amortization	1,093	31,447	21,406	—	53,946
Income before equity in income from joint ventures and other items	175,506	172,382	16,939	(212,634)	152,193
Equity in income from joint ventures	505	—	893	—	1,398
Gain on sale or acquisition, net	(150)	—	3,167	—	3,017
Gain on previously held equity interest	4,853	—	—	—	4,853
Income before income taxes	180,714	172,382	20,999	(212,634)	161,461
Income tax benefit (expense)	(488)	—	14,664	—	14,176
Income from continuing operations	180,226	172,382	35,663	(212,634)	175,637
Discontinued operations:
Income (loss) from discontinued operations	—	638	(305)	—	333
Gain on sale or acquisition of real estate	—	—	4,256	—	4,256
Net income attributable to EPR Properties	180,226	173,020	39,614	(212,634)	180,226
Preferred dividend requirements	(23,806)	—	—	—	(23,806)
Net income available to common shareholders of EPR Properties	$156,420	$173,020	$39,614	$(212,634)	$156,420
Comprehensive income attributable to EPR Properties	$176,797	$173,120	$38,692	$(211,812)	$176,797

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Condensed Consolidating Statement of Income For the Year Ended December 31, 2012

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Rental revenue	$—	$140,635	$93,882	$—	$234,517
Tenant reimbursements	—	1,650	16,925	—	18,575
Other income	93	(3)	648	—	738
Mortgage and other financing income	494	60,089	3,394	—	63,977
Intercompany fee income	2,706	—	—	(2,706)	—
Interest income on intercompany notes receivable	16,967	—	353	(17,320)	—
Total revenue	20,260	202,371	115,202	(20,026)	317,807
Equity in subsidiaries’ earnings	137,443	—	—	(137,443)	—
Property operating expense	—	4,860	20,055	—	24,915
Intercompany fee expense	—	—	2,706	(2,706)	—
Other expense	—	4	1,378	—	1,382
General and administrative expense	—	14,555	8,615	—	23,170
Costs associated with loan refinancing or payoff	—	477	150	—	627
Interest expense, net	35,240	11,645	29,771	—	76,656
Interest expense on intercompany notes payable	—	—	17,320	(17,320)	—
Transaction costs	404	—	—	—	404
Impairment charges	—	—	3,074	—	3,074
Depreciation and amortization	1,039	25,529	20,130	—	46,698
Income before equity in income from joint ventures and other items	121,020	145,301	12,003	(137,443)	140,881
Equity in income from joint ventures	536	—	489	—	1,025
Income from continuing operations	$121,556	$145,301	$12,492	$(137,443)	$141,906
Discontinued operations:
Income (loss) from discontinued operations	—	(2)	622	—	620
Impairment charges	—	—	(20,835)		(20,835)
Gain on sale or acquisition of real estate	—	282	(309)	—	(27)
Net income (loss)	121,556	145,581	(8,030)	(137,443)	121,664
Add: Net loss attributable to noncontrolling interests	—	—	(108)	—	(108)
Net income (loss) attributable to EPR Properties	121,556	145,581	(8,138)	(137,443)	121,556
Preferred dividend requirements	(24,508)	—	—	—	(24,508)
Preferred share redemption costs	(3,888)	—	—	—	(3,888)
Net income (loss) available to common shareholders of EPR Properties	$93,160	$145,581	$(8,138)	$(137,443)	$93,160
Comprehensive income (loss) attributable to EPR Properties	$118,715	$145,504	$(7,054)	$(138,450)	$118,715

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Condensed Consolidating Statement of Income For the Year Ended December 31, 2011

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Rental revenue	$—	$126,809	$92,924	$—	$219,733
Tenant reimbursements	—	1,778	16,187	—	17,965
Other income	94	8	272	—	374
Mortgage and other financing income	416	54,689	459	—	55,564
Intercompany fee income	2,726	—	—	(2,726)	—
Interest income on intercompany notes receivable	16,665	—	2,365	(19,030)	—
Total revenue	19,901	183,284	112,207	(21,756)	293,636
Equity in subsidiaries’ earnings	111,301	—	—	(111,301)	—
Property operating expense	—	4,028	20,176	—	24,204
Intercompany fee expense	—	—	2,726	(2,726)	—
Other expense	—	21	1,592	—	1,613
General and administrative expense	—	12,491	7,682	—	20,173
Costs associated with loan refinancing or payoff, net	—	—	1,877	—	1,877
Interest expense, net	20,069	20,425	30,801	—	71,295
Interest expense on intercompany notes payable	—	—	19,030	(19,030)	—
Transaction costs	1,403	—	324	—	1,727
Impairment charges	—	—	2,531	—	2,531
Depreciation and amortization	1,062	22,163	19,750	—	42,975
Income before equity in income from joint ventures and other items	108,668	124,156	5,718	(111,301)	127,241
Equity in income from joint ventures	2,805	—	42	—	2,847
Income from continuing operations	$111,473	$124,156	$5,760	$(111,301)	$130,088
Discontinued operations:
Interest income on intercompany notes receivable	3,755	—	—	(3,755)	—
Interest expense on intercompany notes payable	—	(3,755)	—	3,755	—
Income from discontinued operations	—	1,888	1,391	—	3,279
Impairment charges	—	—	(33,525)		(33,525)
Costs associated with loan refinancing	—	—	(4,121)	—	(4,121)
Gain on sale or acquisition of real estate	—	19,530	15	—	19,545
Net income (loss)	115,228	141,819	(30,480)	(111,301)	115,266
Add: Net loss attributable to noncontrolling interests	—	—	(38)	—	(38)
Net income (loss) attributable to EPR Properties	115,228	141,819	(30,518)	(111,301)	115,228
Preferred dividend requirements	(28,140)	—	—	—	(28,140)
Preferred share redemption costs	(2,769)	—	—	—	(2,769)
Net income (loss) available to common shareholders of EPR Properties	$84,319	$141,819	$(30,518)	$(111,301)	$84,319
Comprehensive income (loss) attributable to EPR Properties	$118,499	$143,470	$(28,897)	$(114,573)	$118,499

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Condensed Consolidating Statement of Cash Flows For the Year Ended December 31, 2013

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Intercompany fee income (expense)	$2,629	$—	$(2,629)	$—
Interest income (expense) on intercompany receivable/payable	17,848	—	(17,848)	—
Net cash provided (used) by other operating activities	(38,183)	197,152	72,470	231,439
Net cash provided (used) by operating activities	(17,706)	197,152	51,993	231,439
Net cash provided by operating activities of discontinued operations	—	286	2,395	2,681
Net cash provided (used) by operating activities	(17,706)	197,438	54,388	234,120
Investing activities:
Acquisition of rental properties and other assets	(1,358)	(94,119)	(28,020)	(123,497)
Proceeds from sale of real estate	—	—	797	797
Investment in unconsolidated joint ventures	(1,607)	—	—	(1,607)
Investment in mortgage notes receivable	(11,797)	(46,402)	(2,369)	(60,568)
Proceeds from mortgage note receivable paydown	—	202	1,698	1,900
Investment in promissory notes receivable	—	(1,278)	—	(1,278)
Proceeds from promissory note paydown	117	—	910	1,027
Investment in a direct financing lease, net	—	(3,262)	—	(3,262)
Additions to property under development	(18)	(189,736)	(7,517)	(197,271)
Investment in intercompany notes payable	103,104	—	(103,104)	—
Advances to subsidiaries, net	(386,759)	188,458	198,301	—
Net cash provided (used) by investing activities of continuing operations	(298,318)	(146,137)	60,696	(383,759)
Net proceeds from sale of real estate from discontinued operations	—	—	47,301	47,301
Net cash provided (used) by investing activities	(298,318)	(146,137)	107,997	(336,458)
Financing activities:
Proceeds from debt facilities	300,000	346,000	—	646,000
Principal payments on debt	—	(394,740)	(157,728)	(552,468)
Deferred financing fees paid	(5,620)	(2,494)	(19)	(8,133)
Costs associated with loan refinancing or payoff (cash portion)	—	—	(5,790)	(5,790)
Net proceeds from issuance of common shares	220,785	—	—	220,785
Impact of stock option exercises, net	947	—	—	947
Purchase of common shares for treasury	(3,246)	—	—	(3,246)
Dividends paid to shareholders	(197,924)	—	—	(197,924)
Net cash provided (used) by financing	314,942	(51,234)	(163,537)	100,171
Effect of exchange rate changes on cash	—	(13)	(526)	(539)
Net increase (decrease) in cash and cash equivalents	(1,082)	54	(1,678)	(2,706)
Cash and cash equivalents at beginning of the period	1,531	651	8,482	10,664
Cash and cash equivalents at end of the period	$449	$705	$6,804	$7,958

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Condensed Consolidating Statement of Cash Flows For the Year Ended December 31, 2012

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Intercompany fee income (expense)	$2,706	$—	$(2,706)	$—
Interest income (expense) on intercompany receivable/payable	16,967	—	(16,967)	—
Net cash provided (used) by other operating activities	(19,940)	164,505	51,536	196,101
Net cash provided (used) by operating activities of continuing operations	(267)	164,505	31,863	196,101
Net cash provided by operating activities of discontinued operations	—	1,036	10,307	11,343
Net cash provided (used) by operating activities	(267)	165,541	42,170	207,444
Investing activities:
Acquisition of rental properties and other assets	(422)	(67,890)	(4,876)	(73,188)
Investment in unconsolidated joint ventures	(1,800)	—	—	(1,800)
Investment in mortgage note receivable	—	(90,975)	(22,848)	(113,823)
Proceeds from sale of investment in a direct financing lease, net	—	4,494	—	4,494
Additions to property under development	—	(99,924)	(13,675)	(113,599)
Investment in intercompany notes payable	(3,074)	—	3,074	—
Advances to subsidiaries, net	(416,859)	445,612	(28,753)	—
Net cash provided (used) by investing activities of continuing operations	(422,155)	191,317	(67,078)	(297,916)
Net proceeds from sale of discontinued operations	—	282	41,851	42,133
Net cash provided (used) in investing activities	(422,155)	191,599	(25,227)	(255,783)
Financing activities:
Proceeds from debt facilities	590,000	281,000	—	871,000
Principal payments on debt	—	(638,684)	(19,887)	(658,571)
Deferred financing fees paid	(5,770)	(6)	(24)	(5,800)
Costs associated with loan refinancing or payoff (cash portion)	—	(37)	(152)	(189)
Net proceeds from issuance of common shares	231	—	—	231
Net proceeds from issuance of preferred shares	120,567	—	—	120,567
Redemption of preferred shares	(115,013)	—	—	(115,013)
Impact of stock option exercises, net	(1,987)	—	—	(1,987)
Purchase of common shares for treasury	(3,232)	—	—	(3,232)
Dividends paid to shareholders	(162,775)	—	—	(162,775)
Net cash provided (used) by financing activities	422,021	(357,727)	(20,063)	44,231
Effect of exchange rate changes on cash	—	(5)	152	147
Net decrease in cash and cash equivalents	(401)	(592)	(2,968)	(3,961)
Cash and cash equivalents at beginning of the period	1,932	1,243	11,450	14,625
Cash and cash equivalents at end of the period	$1,531	$651	$8,482	$10,664

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Condensed Consolidating Statement of Cash Flows For the Year Ended December 31, 2011

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Intercompany fee income (expense)	$2,726	$—	$(2,726)	$—
Interest income (expense) on intercompany receivable/payable	16,665	—	(16,665)	—
Net cash provided (used) by other operating activities	(12,924)	143,020	55,572	185,668
Net cash provided by operating activities of continuing operations	6,467	143,020	36,181	185,668
Net cash provided by operating activities of discontinued operations	—	7,947	2,301	10,248
Net cash provided by operating activities	6,467	150,967	38,482	195,916
Investing activities:
Acquisition of rental properties and other assets	(603)	(46,822)	(5,750)	(53,175)
Investment in unconsolidated joint ventures	(2,773)	—	(1,197)	(3,970)
Investment in mortgage notes receivable	—	(18,391)	(1,297)	(19,688)
Investment in direct financing lease, net	—	(2,113)	—	(2,113)
Additions to property under development	—	(53,355)	(4,571)	(57,926)
Investment in intercompany notes payable	127,111	(132,074)	4,963	—
Advances to subsidiaries, net	108,495	(172,843)	64,348	—
Net cash provided (used) by investing activities of continuing operations	232,230	(425,598)	56,496	(136,872)
Net cash used by other investing activities of discontinued operations	—	(58)	—	(58)
Net proceeds from sale of real estate from discontinued operations	—	205,936	20,676	226,612
Net cash provided (used) by investing activities	232,230	(219,720)	77,172	89,682
Financing activities:
Proceeds from debt facilities	—	387,000	—	387,000
Principal payments on debt	—	(315,324)	(110,535)	(425,859)
Deferred financing fees paid	(396)	(3,330)	(5)	(3,731)
Costs associated with loan refinancing or payoff (cash portion)	—	—	(117)	(117)
Net proceeds from issuance of common shares	253	—	—	253
Redemption of preferred shares	(80,030)	—	—	(80,030)
Impact of stock option exercises, net	966	—	—	966
Purchase of common shares for treasury	(3,070)	—	—	(3,070)
Dividends paid to shareholders	(157,844)	—	—	(157,844)
Net cash provided (used) by financing activities	(240,121)	68,346	(110,657)	(282,432)
Effect of exchange rate changes on cash	—	(166)	(151)	(317)
Net increase (decrease) in cash and cash equivalents	(1,424)	(573)	4,846	2,849
Cash and cash equivalents at beginning of the period	3,356	1,816	6,604	11,776
Cash and cash equivalents at end of the period	$1,932	$1,243	$11,450	$14,625

EPR Properties
Schedule II - Valuation and Qualifying Accounts
December 31, 2013

Description	Balance at December 31, 2012	Additions During 2013	Deductions During 2013	Balance at December 31, 2013
Reserve for Doubtful Accounts	$3,852,000	$1,949,000	$(2,812,000)	$2,989,000
Allowance for Loan Losses	123,000	—	(123,000)	—
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

EPR Properties
Schedule II - Valuation and Qualifying Accounts
December 31, 2011

Description	Balance at December 31, 2010	Additions During 2011	Deductions During 2011	Balance at December 31, 2011
Reserve for Doubtful Accounts	$6,691,000	$837,000	$(2,376,000)	$5,152,000
Allowance for Loan Losses	8,196,000	—	—	8,196,000
See accompanying report of independent registered public accounting firm.

EPR Properties Schedule III - Real Estate and Accumulated Depreciation December 31, 2013 (Dollars in thousands)

			Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2013
Description	Location	Debt	Land	Buildings, Equipment & improvements		Land	Buildings, Equipment & Improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
Studio Movie Grill and Adjacent Retail	Dallas, TX	$—	$3,060	$15,281	$18,843	$3,060	$34,124	$37,184	$(8,375)	11/97	40 years
Oakview 24	Omaha, NE	—	5,215	16,700	59	5,215	16,759	21,974	(6,704)	11/97	40 years
First Colony 24	Sugar Land, TX	16,044	—	19,100	67	—	19,167	19,167	(7,667)	11/97	40 years
Huebner Oaks 14	San Antonio, TX	—	3,006	13,662	2,058	3,006	15,720	18,726	(5,426)	11/97	40 years
Lennox Town Center 24	Columbus, OH	—	—	12,685	—	—	12,685	12,685	(4,915)	11/97	40 years
Mission Valley 20	San Diego, CA	—	—	16,028	—	—	16,028	16,028	(6,211)	11/97	40 years
Ontario Mills 30	Ontario, CA	—	5,521	19,449	—	5,521	19,449	24,970	(7,537)	11/97	40 years
Promenade 16	Los Angeles, CA	—	6,021	22,104	—	6,021	22,104	28,125	(8,565)	11/97	40 years
Studio 30	Houston, TX	—	6,023	20,037	—	6,023	20,037	26,060	(7,764)	11/97	40 years
West Olive 16	Creve Coeur, MO	—	4,985	12,601	4,075	4,985	16,676	21,661	(4,965)	11/97	40 years
Leawood Town Center 20	Leawood, KS	13,369	3,714	12,086	43	3,714	12,129	15,843	(4,851)	11/97	40 years
Gulf Pointe 30	Houston, TX	—	4,304	21,496	76	4,304	21,572	25,876	(8,584)	02/98	40 years
South Barrington 30	South Barrington, IL	—	6,577	27,723	98	6,577	27,821	34,398	(11,013)	03/98	40 years
Mesquite 30	Mesquite, TX	—	2,912	20,288	72	2,912	20,360	23,272	(7,974)	04/98	40 years
Hampton Town Center 24	Hampton, VA	—	3,822	24,678	88	3,822	24,766	28,588	(9,597)	06/98	40 years
Broward 18	Pompano Beach, FL	9,060	6,771	9,899	3,745	6,771	13,644	20,415	(5,310)	08/98	40 years
Raleigh Grande 16	Raleigh, NC	5,848	2,919	5,559	951	2,919	6,510	9,429	(2,183)	08/98	40 years
Paradise 24 and XD	Davie, FL	18,362	2,000	13,000	8,512	2,000	21,512	23,512	(7,977)	11/98	40 years
Aliso Viejo Stadium 20	Aliso Viejo, CA	18,362	8,000	14,000	—	8,000	14,000	22,000	(5,250)	12/98	40 years
Boise Stadium 22	Boise, ID	13,096	—	16,003	—	—	16,003	16,003	(6,001)	12/98	40 years
Mesquite Retail Center	Mesquite, TX	—	3,119	990	—	3,119	990	4,109	(268)	01/99	40 years
Westminster Promenade	Westminster, CO	—	6,204	12,600	9,509	6,204	22,109	28,313	(6,532)	12/01	40 years
Westminster Promenade 24	Westminster, CO	7,498	5,850	17,314	—	5,850	17,314	23,164	(5,230)	06/99	40 years
Woodridge 18	Woodridge, IL	—	9,926	8,968	—	9,926	8,968	18,894	(3,251)	06/99	40 years
Cary Crossroads Stadium 20	Cary, NC	—	3,352	11,653	155	3,352	11,808	15,160	(4,133)	12/99	40 years
Starlight 20	Tampa, FL	—	6,000	12,809	1,352	6,000	14,161	20,161	(5,012)	06/99	40 years
Palm Promenade 24	San Diego, CA	—	7,500	17,750	—	7,500	17,750	25,250	(6,176)	02/00	40 years
Gulf Pointe Retail Center	Houston, TX	—	3,653	1,365	686	3,408	2,296	5,704	(1,397)	05/00	40 years
Clearview Palace 12	Metairie, LA	—	—	11,740	—	—	11,740	11,740	(3,473)	03/02	40 years
Elmwood Palace 20	Harahan, LA	—	5,264	14,820	—	5,264	14,820	20,084	(4,384)	03/02	40 years
Hammond Palace 10	Hammond, LA	—	2,404	6,780	(565)	1,839	6,780	8,619	(2,006)	03/02	40 years
Houma Palace 10	Houma, LA	—	2,404	6,780	—	2,404	6,780	9,184	(2,006)	03/02	40 years
Westbank Palace 16	Harvey, LA	—	4,378	12,330	(112)	4,266	12,330	16,596	(3,648)	03/02	40 years
Cherrydale	Greenville, SC	—	1,660	7,570	100	1,660	7,670	9,330	(2,212)	06/02	40 years
Forum 30	Sterling Heights, MI	—	5,975	17,956	3,400	5,975	21,356	27,331	(7,367)	06/02	40 years
Olathe Studio 30	Olathe, KS	—	4,000	15,935	2,361	4,000	18,296	22,296	(4,935)	06/02	40 years
Livonia 20	Livonia, MI	—	4,500	17,525	—	4,500	17,525	22,025	(5,002)	08/02	40 years
Hoffman Center 22	Alexandria, VA	—	—	22,035	—	—	22,035	22,035	(6,197)	10/02	40 years
Colonel Glenn 18	Little Rock, AR	8,978	3,858	7,990	—	3,858	7,990	11,848	(2,214)	12/02	40 years
AmStar 16-Macon	Macon, GA	5,614	1,982	5,056	—	1,982	5,056	7,038	(1,359)	03/03	40 years
Star Southfield Center	Southfield, MI	—	8,000	20,518	5,970	8,000	26,488	34,488	(8,277)	05/03	40 years
Subtotals carried over to next page		$116,231	$164,879	$582,863	$61,543	$163,957	$645,328	$809,285	$(221,948)

EPR Properties Schedule III - Real Estate and Accumulated Depreciation December 31, 2013 (Dollars in thousands)

			Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2013
Description	Location	Debt	Land	Buildings, Equipment & improvements		Land	Buildings, Equipment & Improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
Subtotal from previous page	n/a	$116,231	$164,879	$582,863	$61,543	$163,957	$645,328	$809,285	$(221,948)	n/a	n/a
South Wind 12	Lawrence, KS	4,160	1,500	3,526	—	1,500	3,526	5,026	(933)	06/03	40 years
New Roc City	New Rochelle, NY	—	6,100	97,696	412	6,100	98,108	104,208	(27,729)	10/03	40 years
Columbiana Grande Stadium 14	Columbia, SC	7,129	1,000	10,534	(2,447)	1,000	8,087	9,087	(2,112)	11/03	40 years
Harbour View Marketplace	Suffolk, VA	—	3,382	9,971	6,858	4,471	15,740	20,211	(2,209)	11/03	40 years
Cobb Grand 18	Hialeah, FL	—	7,985	—	—	7,985	—	7,985	—	12/03	n/a
Deer Valley 30	Phoenix, AZ	13,261	4,276	15,934	—	4,276	15,934	20,210	(3,884)	03/04	40 years
Hamilton 24	Hamilton, NJ	14,826	4,869	18,143	—	4,869	18,143	23,012	(4,422)	03/04	40 years
Kanata Entertainment Centrum	Kanata, ON	—	11,847	43,205	32,150	11,847	75,355	87,202	(17,067)	03/04	40 years
Mesa Grand 14	Mesa, AZ	13,629	4,446	16,565	—	4,446	16,565	21,011	(4,038)	03/04	40 years
Mississauga Entertainment Centrum	Mississagua, ON	—	10,876	20,751	19,432	14,302	36,757	51,059	(7,810)	03/04	40 years
Oakville Entertainment Centrum	Oakville, ON	—	11,847	27,890	5,052	11,847	32,942	44,789	(7,777)	03/04	40 years
Whitby Entertainment Centrum	Whitby, ON	—	12,034	25,902	22,750	15,457	45,229	60,686	(12,070)	03/04	40 years
Cantera Retail Shops	Warrenville, IL	—	3,919	900	114	4,033	900	4,933	(555)	07/04	15 years
Grand Prairie 18	Peoria, IL	—	2,948	11,177	—	2,948	11,177	14,125	(2,631)	07/04	40 years
The Grand 16-Layafette	Lafayette, LA	7,901	—	10,318	—	—	10,318	10,318	(2,445)	07/04	40 years
North East Mall 18	Hurst, TX	12,777	5,000	11,729	1,015	5,000	12,744	17,744	(2,904)	11/04	40 years
Avenue 16	Melbourne, FL	—	3,817	8,830	320	3,817	9,150	12,967	(2,059)	12/04	40 years
The Grand 18-D'lberville	D'Iberville, MS	9,986	2,001	8,043	1,636	1,205	10,475	11,680	(2,257)	12/04	40 years
Mayfaire Stadium 16	Wilmington, NC	6,727	1,650	7,047	—	1,650	7,047	8,697	(1,571)	02/05	40 years
Burbank Village	Burbank, CA	31,235	16,584	35,016	5,225	16,584	40,241	56,825	(8,404)	03/05	40 years
East Ridge 18	Chattanooga, TN	11,018	2,799	11,467	—	2,799	11,467	14,266	(2,532)	03/05	40 years
The Grand 14-Conroe	Conroe, TX	—	1,836	8,230	—	1,836	8,230	10,066	(1,748)	06/05	40 years
Washington Square 12	Indianapolis, IN	4,442	1,481	4,565	—	1,481	4,565	6,046	(970)	06/05	40 years
The Grand 18-Hattiesburg	Hattiesurg, MS	9,014	1,978	7,733	2,432	1,978	10,165	12,143	(2,021)	09/05	40 years
Mad River Mountain	Bellfontaine, OH	—	5,108	5,994	1,501	5,251	7,352	12,603	(2,420)	11/05	40 years
Arroyo Grand Staduim 10	Arroyo Grande, CA	4,352	2,641	3,810	—	2,641	3,810	6,451	(770)	12/05	40 years
Auburn Stadium 10	Auburn, CA	5,641	2,178	6,185	—	2,178	6,185	8,363	(1,250)	12/05	40 years
Manchester Stadium 16	Fresno, CA	10,284	7,600	11,613	—	7,600	11,613	19,213	(2,644)	12/05	40 years
Modesto Stadium 10	Modesto, CA	4,222	2,542	3,910	—	2,542	3,910	6,452	(790)	12/05	40 years
Columbia 14	Columbia, MD	—	—	12,204	—	—	12,204	12,204	(2,365)	03/06	40 years
Firewheel 18	Garland, TX	14,486	8,028	14,825	—	8,028	14,825	22,853	(2,872)	03/06	40 years
White Oak Stadium 14	Garner, NC	—	1,305	6,899	—	1,305	6,899	8,204	(1,322)	04/06	40 years
The Grand 18 - Winston Salem	Winston Salem, NC	—	—	12,153	1,925	—	14,078	14,078	(2,640)	07/06	40 years
Valley Bend 18	Huntsville, AL	—	3,508	14,802	—	3,508	14,802	18,310	(2,714)	08/06	40 years
Cityplace 14	Kalamazoo, MI	—	5,125	12,216	2,308	5,125	14,524	19,649	(3,370)	11/06	40 years
Pensacola Bayou 15	Pensacola, FL	—	5,316	15,099	—	5,316	15,099	20,415	(2,642)	12/06	40 years
The Grand 16-Slidell	Slidell, LA	10,635	—	11,499	—	—	11,499	11,499	(2,012)	12/06	40 years
The Grand 16 - Pier Park	Panama City Beach, FL	—	6,486	11,156	—	6,486	11,156	17,642	(1,836)	05/07	40 years
Austell Promenade	Austell, GA	—	1,596	—	—	1,596	—	1,596	—	07/07	n/a
Savannah	Austell, GA	—	2,783	—	(586)	2,197	—	2,197	—	05/05	n/a
Subtotals carried over to next page		$311,956	$343,270	$1,140,400	$161,640	$349,161	$1,296,149	$1,645,310	$(371,743)

EPR Properties Schedule III - Real Estate and Accumulated Depreciation December 31, 2013 (Dollars in thousands)

			Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2013
Description	Location	Debt	Land	Buildings, Equipment & improvements		Land	Buildings, Equipment & Improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
Subtotal from previous page	n/a	$311,956	$343,270	$1,140,400	$161,640	$349,161	$1,296,149	$1,645,310	$(371,743)	n/a	n/a
Stadium 14 Cinema	Kalispell, MT	—	2,505	7,323	—	2,505	7,323	9,828	(1,159)	08/07	40 years
The Grand 18 - Four Seasons Stations	Greensboro, NC	—	—	12,606	914	—	13,520	13,520	(1,951)	11/07	40 years
Crotched Mountain	Bennington, NH	—	404	—	—	404	—	404	—	02/08	n/a
Columbia Winery	Sunnyside, WA	—	113	6,330	(2,555)	62	3,826	3,888	(1,041)	06/08	40 years
Geyser Peak Winery & Vineyards	Geyserville, CA	—	14,353	31,132	(39,281)	2,956	3,248	6,204	(1,413)	06/08	40 years
Glendora 12	Glendora, CA	—	—	10,588	—	—	10,588	10,588	(1,368)	10/08	40 years
Harbour View Station	Suffolk, VA	—	3,256	9,206	2,776	3,298	11,940	15,238	(2,717)	06/09	40 years
Ann Arbor 20	Ypsilanti, MI	—	4,716	227	—	4,716	227	4,943	(23)	12/09	40 years
Buckland Hills 18	Manchester, CT	—	3,628	11,474	—	3,628	11,474	15,102	(1,147)	12/09	40 years
Centreville 12	Centreville, VA	—	3,628	1,769	—	3,628	1,769	5,397	(177)	12/09	40 years
Davenport 18	Davenport, IA	—	3,599	6,068	(35)	3,564	6,068	9,632	(607)	12/09	40 years
Fairfax Corner 14	Fairfax, VA	—	2,630	11,791	—	2,630	11,791	14,421	(1,179)	12/09	40 years
Flint West 14	Flint, MI	—	1,270	1,723	—	1,270	1,723	2,993	(172)	12/09	40 years
Hazlet 12	Hazlet, NJ	—	3,719	4,716	—	3,719	4,716	8,435	(472)	12/09	40 years
Huber Heights 16	Huber Heights, OH	—	970	3,891	—	970	3,891	4,861	(389)	12/09	40 years
North Haven 12	North Haven, CT	—	5,442	1,061	—	5,442	1,061	6,503	(106)	12/09	40 years
Preston Crossing 16	Okolona, KY	—	5,379	3,311	—	5,379	3,311	8,690	(331)	12/09	40 years
Ritz Center 16	Voorhees, NJ	—	1,723	9,614	—	1,723	9,614	11,337	(961)	12/09	40 years
Stonybrook 20	Louisville, KY	—	4,979	6,567	—	4,979	6,567	11,546	(657)	12/09	40 years
The Greene 14	Beaver Creek, OH	—	1,578	6,630	—	1,578	6,630	8,208	(663)	12/09	40 years
West Springfield 15	West Springfield, MA	—	2,540	3,755	—	2,540	3,755	6,295	(375)	12/09	40 years
Western Hills 14	Cincinnati, OH	—	1,361	1,741	—	1,361	1,741	3,102	(174)	12/09	40 years
Hollywood Movies 20	Pasadena, TX	—	2,951	10,684	—	2,951	10,684	13,635	(935)	06/10	40 years
Movies 10	Plano, TX	—	1,052	1,968	—	1,052	1,968	3,020	(172)	06/10	40 years
Movies 14	McKinney, TX	—	1,917	3,319	—	1,917	3,319	5,236	(290)	06/10	40 years
Movies 14-Mishawaka	Mishawaka, IN	—	2,399	5,454	—	2,399	5,454	7,853	(477)	06/10	40 years
Movies 16	Grand Prarie, TX	—	1,873	3,245	—	1,873	3,245	5,118	(284)	06/10	40 years
Redding 14	Redding, CA	—	2,044	4,500	—	2,044	4,500	6,544	(394)	06/10	40 years
Tinseltown	Pueblo, CO	—	2,238	5,162	—	2,238	5,162	7,400	(452)	06/10	40 years
Tinseltown 15	Beaumont, TX	—	1,065	11,669	—	1,065	11,669	12,734	(1,021)	06/10	40 years
Tinseltown 20	Pflugerville, TX	—	4,356	11,533	—	4,356	11,533	15,889	(1,009)	06/10	40 years
Tinseltown 290	Houston, TX	—	4,109	9,739	—	4,109	9,739	13,848	(852)	06/10	40 years
Tinseltown USA 20	El Paso, TX	—	4,598	13,207	—	4,598	13,207	17,805	(1,156)	06/10	40 years
Tinseltown USA and XD	Colorado Springs, CO	—	4,134	11,220	—	4,134	11,220	15,354	(982)	06/10	40 years
Beach Movie Bistro	Virginia Beach, VA	—	—	1,736	—	—	1,736	1,736	(449)	12/10	40 years
Cinemagic & IMAX in Hooksett	Hooksett, NH	—	2,639	11,605	—	2,639	11,605	14,244	(822)	03/11	40 years
Cinemagic & IMAX in Saco	Saco, ME	—	1,508	3,826	—	1,508	3,826	5,334	(271)	03/11	40 years
Cinemagic in Merrimack	Merrimack, NH	3,746	3,160	5,642	—	3,160	5,642	8,802	(400)	03/11	40 years
Cinemagic in Westbrook	Westbrook, ME	—	2,273	7,119	—	2,273	7,119	9,392	(504)	03/11	40 years
Subtotals carried over to next page		$315,702	$453,379	$1,413,551	$123,459	$447,829	$1,542,560	$1,990,389	$(399,295)

EPR Properties Schedule III - Real Estate and Accumulated Depreciation December 31, 2013 (Dollars in thousands)

			Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2013
Description	Location	Debt	Land	Buildings, Equipment & improvements		Land	Buildings, Equipment & Improvements	Total		Accumulated depreciation	Date acquired	Depreciation life
Subtotal from previous page	n/a	$315,702	$453,379	$1,413,551	$123,459	$447,829	$1,542,560	$1,990,389		$(399,295)	n/a	n/a
Mentorship Academy	Baton Rouge, LA	—	996	5,638	—	996	5,638	6,634		(363)	03/11	40 years
Ben Franklin Academy	Highlands Ranch, CO	—	—	10,157	(134)	—	10,023	10,023		(504)	04/11	40 years
Bradley Academy of Excellence	Goodyear, AZ	—	766	6,517	—	766	6,517	7,283		(367)	04/11	40 years
American Leadership Academy	Gilbert, AZ	—	2,580	6,418	425	2,580	6,843	9,423		(370)	06/11	40 years
Champions School	Phoenix, AZ	—	1,253	4,834	—	1,253	4,834	6,087		(272)	06/11	40 years
Loveland Classical	Loveland, CO	—	1,494	3,857	—	1,494	3,857	5,351		(217)	06/11	40 years
Pinstripes - Northbrook	Northbrook, IL	—	—	7,025	—	—	7,025	7,025		(424)	07/11	40 years
Magic Valley Mall Theatre	Twin Falls, ID	—	—	4,783	—	—	4,783	4,783		(189)	04/11	40 years
Prospect Ridge Academy	Broomfield, CO	—	1,084	9,659	(169)	1,084	9,490	10,574		(404)	08/11	40 years
South Phoenix Academy	Phoenix, AZ	—	1,060	8,140	—	1,060	8,140	9,200		(420)	11/11	40 years
Latitude 30	Jacksonville, FL	—	4,510	5,061	999	4,510	6,060	10,570		(341)	02/12	40 years
Latitude 39	Indianapolis, IN	—	4,298	6,321	97	4,377	6,339	10,716		(158)	02/12	40 years
Top Golf-Allen	Allen, TX	—	—	10,007	—	—	10,007	10,007		(633)	02/12	29 years
Top Golf-Dallas	Dallas, TX	—	—	10,007	—	—	10,007	10,007		(612)	02/12	30 years
Pinstripes - Oakbrook	Oakbrook, IL	—	—	8,068	—	—	8,068	8,068		(252)	03/12	40 years
Pacific Hertiage Academy	Salt Lake City, UT	—	897	4,488	(55)	897	4,433	5,330		(153)	03/12	40 years
Valley Academy	Hurricane, UT	—	475	4,939	—	475	4,939	5,414		(262)	03/12	40 years
Look Cinemas-Prestonwood	Dallas, TX	—	—	12,146	—	—	12,146	12,146	—	(193)	03/12	40 years
The Odyssey Institute for International and Advanced Studies	Buckeye, AZ	—	914	9,715	3,609	914	13,324	14,238		(383)	04/12	40 years
American Leadership Academy High School	Queen Creek, AZ	—	1,887	14,543	6,080	1,887	20,623	22,510		(564)	05/12	40 years
Regal Winrock	Albuquerque, NM	—	—	13,733	—	—	13,733	13,733	—	(29)	06/12	40 years
Sandhills 10	Southern Pines, NC	—	1,709	4,747	—	1,709	4,747	6,456		(178)	06/12	40 years
North East Carolina Prep Academy	Tarboro, NC	—	350	12,560	—	350	12,560	12,910	—	(241)	07/12	40 years
Top Golf-Houston	Houston, TX	—	—	12,403	53	—	12,456	12,456		(311)	09/12	40 years
Alamo Draft House-Austin	Austin, TX	—	2,608	6,373	—	2,608	6,373	8,981	—	(66)	09/12	40 years
Carmike Champaign	Champaign, IL	—	—	9,381	—	—	9,381	9,381	—	(20)	09/12	40 years
WISP Resort	McHenry, MD	—	8,394	15,910	1,172	9,182	16,294	25,476		(1,065)	12/12	40 years
Top Golf-The Colony	Colony, TX	—	4,004	13,665	—	4,004	13,665	17,669	—	—	12/12	40 years
Regal Virginia Gateway	Gainesville, VA	—	—	10,846	—	—	10,846	10,846	—	(23)	02/13	40 years
Chester Community Charter School	Chester Upland, PA	—	518	5,900	—	518	5,900	6,418	—	(44)	03/13	40 years
Lowcountry Leadership Academy	Hollywood, SC	—	806	5,776	—	806	5,776	6,582	—	(14)	03/13	40 years
Children's Learning Adventure	Lake Pleasant, AZ	—	986	3,524	—	986	3,524	4,510	—	(54)	03/13	40 years
Camden Community Charter School	Camden, NJ	—	548	10,569	—	548	10,569	11,117	—	(94)	04/13	40 years
Subtotals carried over to next page		$315,702	$495,516	$1,691,261	$135,536	$490,833	$1,831,480	$2,322,313		$(408,515)

EPR Properties Schedule III - Real Estate and Accumulated Depreciation December 31, 2013 (Dollars in thousands)

			Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2013
Description	Location	Debt	Land	Buildings, Equipment & improvements		Land	Buildings, Equipment & Improvements	Total		Accumulated depreciation	Date acquired	Depreciation life
Subtotal from previous page	n/a	$315,702	$495,516	$1,691,261	$135,536	$490,833	$1,831,480	$2,322,313		$(408,515)	n/a	n/a
Rittenhouse Excess Land	Queen Creek, AZ	—	2,612	—	—	2,612	—	2,612	—	—	04/13	40 years
McKinley Academy-Chicago	Chicago, IL	—	509	5,895	—	509	5,895	6,404	—	(37)	05/13	40 years
Learning Foundation & Performing Arts Academy	Gilbert, AZ	—	1,336	6,593	—	1,336	6,593	7,929	—	(41)	05/13	40 years
Bella Mente Academy	Vista, CA	—	1,283	3,354	—	1,283	3,354	4,637	—	(21)	05/13	40 years
Global Village Academy-Colorado Springs	Colorado Springs, CO	—	1,205	6,350	—	1,205	6,350	7,555	—	(74)	06/13	40 years
Skyline Chandler	Chandler, AZ	—	1,039	9,590	—	1,039	9,590	10,629	—	(85)	07/13	40 years
The Ambassador Theatre	Lafayette, LA	14,360	—	12,728	—	—	12,728	12,728	—	(80)	08/13	40 years
New Iberia Theatre	New Iberia, LA	—	—	1,630	—	—	1,630	1,630	—	(10)	08/13	40 years
Camelback Mountain Resort	Tannersville, PA	—	34,940	34,629	—	34,940	34,629	69,569	—	(459)	09/13	40 years
Hollywood 16 Theatre	Tuscaloosa, AL	5,274	—	11,287	—	—	11,287	11,287	—	(71)	09/13	40 years
Tampa Veterans 24	Tampa, FL	—	1,700	23,483	—	1,700	23,483	25,183	—	(134)	10/13	40 years
Cantera Stadium 17	Warrenville, IL	—	14,000	17,318	—	14,000	17,318	31,318	—	(116)	10/13	40 years
Property under development		—	89,473	—	—	89,473	—	89,473		—	n/a	n/a
Land held for development		—	201,342	—	—	201,342	—	201,342		—	n/a	n/a
Unsecured revolving credit facility		—	—	—	—	—	—	—		—	n/a	n/a
Senior unsecured notes payable and term loan		1,140,000	—	—	—	—	—	—		—	n/a	n/a
Total		$1,475,336	$844,955	$1,824,118	$135,536	$840,272	$1,964,337	$2,804,609		$(409,643)

EPR Properties Schedule III - Real Estate and Accumulated Depreciation (continued) Reconciliation (Dollars in thousands) December 31, 2013

Real Estate:
Reconciliation:
Balance at beginning of the year	$2,489,437
Acquisition and development of rental properties during the year	377,300
Disposition of rental properties during the year	(62,128)
Balance at close of year	$2,804,609
Accumulated Depreciation
Reconciliation:
Balance at beginning of the year	$376,003
Depreciation during the year	49,547
Disposition of rental properties during the year	(15,907)
Balance at close of year	$409,643
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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control–Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013. KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the effectiveness of our internal control over financial reporting.

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

We have audited EPR Properties’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). EPR Properties’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, EPR Properties maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of EPR Properties and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 28, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Kansas City, Missouri
February 28, 2014

Item 9B. Other Information
Not applicable.
PART III

Item 10. Directors, Executive Officers and Corporate Governance
The Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 15, 2014 (the “Proxy Statement”), contains under the captions “Election of Trustees”, “Company Governance”, “Executive Officers”, and “Section 16(a) Beneficial Ownership Reporting Compliance” the information required by Item 10 of this Annual Report on Form 10-K, which information is incorporated herein by this reference.
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
(1) Financial Statements: See Part II, Item 8 hereof
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2013 and 2012
Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Changes in Equity for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules: See Part II, Item 8 hereof
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

EPR Properties

Dated:	February 28, 2014	By	/s/ David M. Brain
David M. Brain, President and Chief Executive Officer (Principal Executive Officer)

Dated:	February 28, 2014	By	/s/ Mark A. Peterson
Mark A. Peterson, Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Robert J. Druten	February 28, 2014
Robert J. Druten, Chairman of the Board

/s/ David M. Brain	February 28, 2014
David M. Brain, President, Chief Executive Officer (Principal Executive Officer) and Trustee

/s/ Mark A. Peterson	February 28, 2014
Mark A. Peterson, Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ Thomas M. Bloch	February 28, 2014
Thomas M. Bloch, Trustee

/s/ Barrett Brady	February 28, 2014
Barrett Brady, Trustee

/s/ Peter Brown	February 28, 2014
Peter Brown, Trustee

/s/ Jack A. Newman, Jr.	February 28, 2014
Jack A. Newman, Jr., Trustee

/s/ Robin P. Sterneck	February 28, 2014
Robin P. Sterneck, Trustee

Exhibit Index
The Company has incorporated by reference certain exhibits as specified below pursuant to Rule 12b-32 under the Exchange Act.

3.1
Composite of Amended and Restated Declaration of Trust of the Company, as amended (inclusive of all amendments through November 12, 2012), which is attached as Exhibit 3.1 to the Company’s Form 10-K (Commission File No. 001-13561) filed February 27, 2013, is hereby incorporated by reference as Exhibit 3.1

3.2
Articles Supplementary designating the powers, preferences and rights of the 9.50% Series A Cumulative Redeemable Preferred Shares, which is attached as Exhibit 4.4 to the Company's Form 8-A12B (Commission File No. 001-13561) filed on May 24, 2002, is hereby incorporated by reference as Exhibit 3.2

3.3
Articles Supplementary designating the powers, preferences and rights of the 7.75% Series B Cumulative Redeemable Preferred Shares, which is attached as Exhibit 4.6 to the Company's Form 8-A12BA (Commission File No. 001-13561) filed on January 14, 2005, and to the Company's Form 8-K filed on January 14, 2005, is hereby incorporated by reference as Exhibit 3.3

3.4
Articles Supplementary designating the powers, preferences and rights of the 5.75% Series C Cumulative Convertible Preferred Shares, which is attached as Exhibit 3.2 to the Company's Form 8-K (Commission File No. 001-13561) filed December 21, 2006, is hereby incorporated by reference as Exhibit 3.4

3.5
Articles Supplementary designating the powers, preferences and rights of the 7.375% Series D Cumulative Redeemable Preferred Shares, which is attached as Exhibit 3.2 to the Company's Form 8-K (Commission File No. 001-13561) filed May 4, 2007, is hereby incorporated by reference as Exhibit 3.5

3.6
Articles Supplementary designating powers, preferences and rights of the 9.0% Series E Cumulative Convertible Preferred Shares, which is attached as Exhibit 3.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on April 2, 2008, is hereby incorporated by reference as Exhibit 3.6

3.7
Articles Supplementary designating the powers, preferences and rights of the 6.625% Series F Cumulative Redeemable Preferred Shares, which is attached as Exhibit 3.1 to the Company's Form 8-K (Commission File No. 001-13561) filed October 12, 2012, is hereby incorporated by reference as Exhibit 3.7

3.8
Amended and Restated Bylaws of the Company, which are attached as Exhibit 3.2 to the Company's Form 8-K (Commission File No. 001-13561) filed on November 13, 2012, are hereby incorporated by reference as Exhibit 3.8

4.1
Form of share certificate for common shares of beneficial interest of the Company, which is attached as Exhibit 4.3 to the Company's Registration Statement on Form S-3ASR (Registration No. 333-35281), filed on June 3, 2013, is hereby incorporated by reference as Exhibit 4.1

4.2
Form of 9.50% Series A Cumulative Redeemable Preferred Share Certificate, which is attached as Exhibit 4.5 to the Company's Form 8-A12B (Commission File No. 001-13561) filed on May 24, 2002, is hereby incorporated by reference as Exhibit 4.2

4.3
Form of 7.75% Series B Cumulative Redeemable Preferred Share Certificate, which is attached as Exhibit 4.7 to the Company's Form 8-A12B (Commission File No. 001-13561) filed on January 12, 2005, is hereby incorporated by reference as Exhibit 4.3

4.4
Form of 5.75% Series C Cumulative Convertible Preferred Shares Certificate, which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed December 21, 2006, is hereby incorporated by reference as Exhibit 4.4

4.5
Form of 7.375% Series D Cumulative Redeemable Preferred Shares Certificate, which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed May 4, 2007, is hereby incorporated by reference as Exhibit 4.5

4.6
Form of 9.00% Series E Cumulative Convertible Preferred Shares, which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on April 2, 2008, is hereby incorporated by reference as Exhibit 4.6.

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

4.19
Indenture, dated June 18, 2013, among the Company, certain of its subsidiaries, as guarantors, and U.S. Bank National Association, as trustee, which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on June 18, 2013, is hereby incorporated by reference as Exhibit 4.19

4.20	Form of 5.250% Senior Note due 2023 (included as Exhibit A to Exhibit 4.19 above)

4.21
Supplemental Indenture, dated as of July 23, 2013, among the Company, certain subsidiaries of the Company named therein and U.S. Bank National Association, as trustee, which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed July 29, 2013, is hereby incorporated by reference as Exhibit 4.21

4.22
Supplemental Indenture, dated as of July 23, 2013, among the Company, certain subsidiaries of the Company named therein and U.S. Bank National Association, as trustee, which is attached as Exhibit 4.2 to the Company's Form 8-K (Commission File No. 001-13561) filed July 29, 2013, is hereby incorporated by reference as Exhibit 4.22

4.23
Supplemental Indenture, dated as of July 23, 2013, among the Company, certain subsidiaries of the Company named therein and UMB Bank, N.A., as trustee, which is attached as Exhibit 4.3 to the Company's Form 8-K (Commission File No. 001-13561) filed July 29, 2013, is hereby incorporated by reference as Exhibit 4.23

10.1
Second Amended and Restated Credit Agreement, dated as of July 23, 2013, among the Company and certain subsidiaries of the Company named therein, as borrowers, the Lenders defined therein, and KeyBank National Association, as administrative agent, JP Morgan Chase Bank, N.A. and RBC Capital Markets, as co-syndication agents, and each of KeyBanc Capital Markets, LLC, J.P. Morgan Securities, Inc. and RBC Capital Markets, as joint lead arrangers and joint book runners, which is attached as Exhibit 10.1 to the Company's Form 8-K (Commission File No. 001-13561) filed July 29, 2013, is hereby incorporated by reference as Exhibit 10.1

10.2
Amended and Restated Credit Agreement, dated as of July 23, 2013, among the Company and certain subsidiaries of the Company named therein, as borrowers, the Lenders defined therein, and KeyBank National Association, as administrative agent, JP Morgan Securities, Inc., RBC Capital Markets and Citicorp Global Markets, Inc., as co-syndication agents, and each of KeyBanc Capital Markets, LLC, J.P. Morgan Securities, Inc. RBC Capital Markets and Citigroup Global Markets, Inc. as joint lead arrangers and joint book runners, which is attached as Exhibit 10.2 to the Company's Form 8-K (Commission File No. 001-13561) filed July 29, 2013, is hereby incorporated by reference as Exhibit 10.2

10.3*
Form of Indemnification Agreement entered into between the Company and each of its trustees and officers, which is attached as Exhibit 10.8 to Amendment No. 1, filed October 28, 1997, to the Company's Registration Statements on Form S-11 (Registration No. 333-35281), is hereby incorporated by reference as Exhibit 10.3

10.4*
Form of Indemnification Agreement, which is attached as Exhibit 10.2 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 14, 2007, is hereby incorporated by reference as Exhibit 10.4

10.5*
Deferred Compensation Plan for Non-Employee Trustees, which is attached as Exhibit 10.10 to Amendment No. 2, filed November 5, 1997, to the Company's Registration Statement on Form S-11 (Registration No. 333-35281), is hereby incorporated by reference as Exhibit 10.5

10.6*
Annual Incentive Program, which is attached as Exhibit 10.11 to Amendment No. 2, filed November 5, 1997, to the Company's Registration Statement on Form S-11 (Registration No. 333-35281), is hereby incorporated by reference as Exhibit 10.6

10.7*
First Amended and Restated 1997 Share Incentive Plan included as Appendix D to the Company's definitive proxy statement filed April 8, 2004 (Commission File No. 001-13561), is hereby incorporated by reference as Exhibit 10.7

10.8*
Form of 1997 Share Incentive Plan Restricted Shares Award Agreement, which is attached as Exhibit 10.14 to the Company's Form 10-K (Commission File No. 001-13561) filed February 28, 2007, is hereby incorporated by reference as Exhibit 10.8

10.9*
Form of Option Certificate Issued Pursuant to the Company's 1997 Share Incentive Plan, which is attached as Exhibit 10.15 to the Company's Form 10-K (Commission File No. 001-13561) filed February 28, 2007, is hereby incorporated by reference as Exhibit 10.9

10.10*
2007 Equity Incentive Plan, as amended, which is attached as Exhibit 10.2 to the Company's Form 8-K filed May 15, 2013 (Commission File No. 001-13561), is hereby incorporated by reference as Exhibit 10.10

10.11*
Form of 2007 Equity Incentive Plan Nonqualified Share Option Agreement for Employee Trustees, which is attached as Exhibit 10.2 to the Company's Registration Statement on Form S-8 (Registration No. 333-142831) filed on May 11, 2007, is hereby incorporated by reference as Exhibit 10.11

10.12*
Form of 2007 Equity Incentive Plan Nonqualified Share Option Agreement for Non-Employee Trustees, which is attached as Exhibit 10.3 to the Company's Registration Statement on Form S-8 (Registration No. 333-142831) filed on May 11, 2007, is hereby incorporated by reference as Exhibit 10.12

10.13*
Form of 2007 Equity Incentive Plan Restricted Shares Agreement for Employees, which is attached as Exhibit 10.4 to the Company's Registration Statement on Form S-8 (Registration No. 333-142831) filed on May 11, 2007, is hereby incorporated by reference as Exhibit 10.13

10.14*
Form of 2007 Equity Incentive Plan Restricted Shares Agreement for Non-Employee Trustees, which is attached as Exhibit 10.3 to the Company's Form 8-K filed May 20, 2009 (Commission File No. 001-13561), is hereby incorporated by reference as Exhibit 10.14

10.15*
Employment Agreement, entered into as of February 28, 2007, by the Company and David M. Brain, which is attached as Exhibit 10.16 to the Company's Form 10-K (Commission File No. 001-13561) filed February 28, 2007, is hereby incorporated by reference as Exhibit 10.15

10.16*
Employment Agreement, entered into as of February 28, 2007, by the Company and Gregory K. Silvers, which is attached as Exhibit 10.17 to the Company's Form 10-K (Commission File No. 001-13561) filed February 28, 2007, is hereby incorporated by reference as Exhibit 10.16

10.17*
Employment Agreement, entered into as of February 28, 2007, by the Company and Mark A. Peterson, which is attached as Exhibit 10.18 to the Company's Form 10-K (Commission File No. 001-13561) filed February 28, 2007, is hereby incorporated by reference as Exhibit 10.17

10.18*
Employment Agreement, entered into as of February 28, 2007, by the Company and Michael L. Hirons, which is attached as Exhibit 10.19 to the Company's Form 10-K (Commission File No. 001-13561) filed February 28, 2007, is hereby incorporated by reference as Exhibit 10.18

10.19*
Employment Agreement, entered into as of May 14, 2009, by the Company and Morgan G. Earnest II, which is attached as Exhibit 10.1 to the Company's Form 8-K (Commission File No. 001-13561) filed May 20, 2009, is hereby incorporated by reference as Exhibit 10.19

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