Form 10-Q
period 2014-03-31
EPR PROPERTIES
filed 2014-04-30
CIK 1045450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

At April 29, 2014, there were 53,448,240 common shares outstanding.

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

Our forward-looking statements represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. For further discussion of these factors see Item 1A - "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission ("SEC") on February 28, 2014.

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

ii

iii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
EPR PROPERTIES Consolidated Balance Sheets (Dollars in thousands except share data)

	March 31, 2014	December 31, 2013
	(unaudited)
Assets
Rental properties, net of accumulated depreciation of $422,463 and $409,643 at March 31, 2014 and December 31, 2013, respectively	$2,089,933	$2,104,151
Land held for development	202,552	201,342
Property under development	138,586	89,473
Mortgage notes and related accrued interest receivable	490,840	486,337
Investment in a direct financing lease, net	242,905	242,212
Investment in joint ventures	5,586	5,275
Cash and cash equivalents	20,406	7,958
Restricted cash	19,568	9,714
Deferred financing costs, net	22,778	23,344
Accounts receivable, net	41,616	42,538
Other assets	64,343	59,932
Total assets	$3,339,113	$3,272,276
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$47,526	$72,327
Common dividends payable	15,232	13,601
Preferred dividends payable	5,952	5,952
Unearned rents and interest	27,281	17,046
Debt	1,482,608	1,475,336
Total liabilities	1,578,599	1,584,262
Equity:
Common Shares, $.01 par value; 75,000,000 shares authorized; and 55,227,234 and 53,361,261 shares issued at March 31, 2014 and December 31, 2013, respectively	552	534
Preferred Shares, $.01 par value; 25,000,000 shares authorized:
5,400,000 Series C convertible shares issued at March 31, 2014 and December 31, 2013; liquidation preference of $135,000,000	54	54
3,450,000 Series E convertible shares issued at March 31, 2014 and December 31, 2013; liquidation preference of $86,250,000	35	35
5,000,000 Series F shares issued at March 31, 2014 and December 31, 2013; liquidation preference of $125,000,000	50	50
Additional paid-in-capital	2,089,868	2,003,863
Treasury shares at cost: 1,779,690 and 1,706,109 common shares at March 31, 2014 and December 31, 2013, respectively	(65,857)	(62,177)
Accumulated other comprehensive income	15,129	17,193
Distributions in excess of net income	(279,694)	(271,915)
EPR Properties shareholders’ equity	1,760,137	1,687,637
Noncontrolling interests	377	377
Total equity	$1,760,514	$1,688,014
Total liabilities and equity	$3,339,113	$3,272,276
See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Income (Unaudited) (Dollars in thousands except per share data)

	Three Months Ended March 31,
	2014	2013
Rental revenue	$66,431	$60,388
Tenant reimbursements	4,588	4,744
Other income	174	24
Mortgage and other financing income	18,664	17,795
Total revenue	89,857	82,951
Property operating expense	6,449	7,035
Other expense	98	149
General and administrative expense	7,462	6,652
Gain on early extinguishment of debt	—	(4,539)
Interest expense, net	19,899	19,989
Transaction costs	196	318
Depreciation and amortization	15,327	12,822
Income before equity in income from joint ventures and other items	40,426	40,525
Equity in income from joint ventures	311	351
Gain on sale of land	330	—
Income before income taxes	41,067	40,876
Income tax expense	925	—
Income from continuing operations	$40,142	$40,876
Discontinued operations:
Income (loss) from discontinued operations	15	(235)
Transaction (costs) benefit	3,376	—
Gain on sale of real estate	—	565
Net income attributable to EPR Properties	43,533	41,206
Preferred dividend requirements	(5,952)	(5,952)
Net income available to common shareholders of EPR Properties	$37,581	$35,254
Per share data attributable to EPR Properties common shareholders:
Basic earnings per share data:
Income from continuing operations	$0.65	$0.74
Income from discontinued operations	0.07	0.01
Net income available to common shareholders	$0.72	$0.75
Diluted earnings per share data:
Income from continuing operations	$0.65	$0.74
Income from discontinued operations	0.06	0.01
Net income available to common shareholders	$0.71	$0.75
Shares used for computation (in thousands):
Basic	52,541	46,854
Diluted	52,719	47,047
See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Comprehensive Income (Unaudited) (Dollars in thousands)

	Three Months Ended March 31,
	2014	2013
Net income attributable to EPR Properties	$43,533	$41,206
Other comprehensive income (loss):
Foreign currency translation adjustment	(8,488)	(3,004)
Change in unrealized gain on derivatives	6,424	2,496
Comprehensive income attributable to EPR Properties	$41,469	$40,698
See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Changes in Equity Three Months Ended March 31, 2014 (Unaudited) (Dollars in thousands)

	EPR Properties Shareholders’ Equity
	Common Stock		Preferred Stock		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income	Distributions in excess of net income	Noncontrolling Interests	Total
	Shares	Par	Shares	Par
Balance at December 31, 2013	53,361,261	$534	13,850,000	$139	$2,003,863	$(62,177)	$17,193	$(271,915)	$377	$1,688,014
Issuance of nonvested shares, net	280,193	3	—	—	3,571	(2,891)	—	—	—	683
Amortization of nonvested shares	—	—	—	—	1,697	—	—	—	—	1,697
Share option expense	—	—	—	—	363	—	—	—	—	363
Foreign currency translation adjustment	—	—	—	—	—	—	(8,488)	—	—	(8,488)
Change in unrealized gain/loss on derivatives	—	—	—	—	—	—	6,424	—	—	6,424
Net income	—	—	—	—	—	—	—	43,533	—	43,533
Issuances of common shares	1,566,675	15	—	—	79,606	—	—	—	—	79,621
Stock option exercises, net	19,105	—	—	—	768	(789)	—	—	—	(21)
Dividends to common and preferred shareholders	—	—	—	—	—	—	—	(51,312)	—	(51,312)
Balance at March 31, 2014	55,227,234	$552	13,850,000	$139	$2,089,868	$(65,857)	$15,129	$(279,694)	$377	$1,760,514

See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Cash Flows (Unaudited) (Dollars in thousands)

	Three Months Ended March 31,
	2014	2013
Operating activities:
Net income	$43,533	$41,206
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on early extinguishment of debt	—	(4,539)
Income from discontinued operations	(3,391)	(330)
Gain on sale of land	(330)	—
Equity in income from joint ventures	(311)	(351)
Distributions from joint ventures	—	223
Depreciation and amortization	15,327	12,822
Amortization of deferred financing costs	1,015	999
Amortization of above market leases	48	—
Share-based compensation expense to management and Trustees	2,328	1,548
Decrease (increase) in restricted cash	(3,425)	2,946
Increase in mortgage notes accrued interest receivable	(107)	(36)
Decrease (increase) in accounts receivable, net	371	(1,309)
Increase in direct financing lease receivable	(694)	(1,212)
Decrease (increase) in other assets	(2,039)	76
Decrease in accounts payable and accrued liabilities	(14,712)	(10,460)
Increase (decrease) in unearned rents and interest	3,793	(3,072)
Net operating cash provided by continuing operations	41,406	38,511
Net operating cash provided by discontinued operations	124	1,661
Net cash provided by operating activities	41,530	40,172
Investing activities:
Acquisition of rental properties and other assets	(12,264)	(8,174)
Proceeds from sale of real estate	915	—
Investment in unconsolidated joint ventures	—	(433)
Proceeds from settlement of derivative	5,725	—
Investment in mortgage notes receivable	(4,472)	(12,769)
Proceeds from mortgage note receivable paydown	76	—
Investment in promissory notes receivable	(2,207)	—
Additions to properties under development	(50,621)	(17,719)
Net cash used by investing activities of continuing operations	(62,848)	(39,095)
Net proceeds from sale of real estate from discontinued operations	—	24,146
Net cash used by investing activities	(62,848)	(14,949)
Financing activities:
Proceeds from long-term debt facilities	47,000	70,000
Principal payments on long-term debt	(39,728)	(48,950)
Deferred financing fees paid	(449)	(67)
Net proceeds from issuance of common shares	79,579	84
Impact of stock option exercises, net	(21)	(692)
Purchase of common shares for treasury	(2,892)	(3,245)
Dividends paid to shareholders	(49,638)	(41,146)
Net cash provided (used) by financing activities	33,851	(24,016)
Effect of exchange rate changes on cash	(85)	(108)
Net increase in cash and cash equivalents	12,448	1,099
Cash and cash equivalents at beginning of the period	7,958	10,664
Cash and cash equivalents at end of the period	$20,406	$11,763
Supplemental information continued on next page.

EPR PROPERTIES Consolidated Statements of Cash Flows (Unaudited) (Dollars in thousands) Continued from previous page.

	Three Months Ended March 31,
	2014	2013
Supplemental schedule of non-cash activity:
Transfer of property under development to rental property	$243	$7,151
Issuance of nonvested shares and restricted share units at fair value, including nonvested shares issued for payment of bonuses	$14,470	$9,373
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$34,384	$29,352
Cash paid during the period for income taxes	$355	$221
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

2. Summary of Significant Accounting Policies

Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. In addition, operating results for the three month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

The consolidated balance sheet as of December 31, 2013 has been derived from the audited consolidated balance sheet at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (SEC) on February 28, 2014.

Operating Segments
For financial reporting purposes, the Company groups its investments into four reportable operating segments: Entertainment, Education, Recreation and Other. See Note 15 for financial information related to these operating segments.

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

Revenue Recognition
Rents that are fixed and determinable are recognized on a straight-line basis over the minimum terms of the leases. Base rent escalation on leases that are dependent upon increases in the Consumer Price Index (CPI) is recognized when known. In addition, most of the Company's tenants are subject to additional rents if gross revenues of the properties exceed certain thresholds defined in the lease agreements (percentage rents). Percentage rents as well as participating interest for those mortgage agreements that contain similar such clauses are recognized at the time when specific triggering events occur as provided by the lease or mortgage agreements. Rental revenue included percentage rents of $0.3 million and $0.4 million for the three months ended March 31, 2014 and 2013, respectively. Lease termination fees are recognized when the related leases are canceled and the Company has no obligation to provide services to such former tenants. Termination fees of $0.1 million were recognized during the three months ended March 31, 2014. No termination fees were recognized during the three months ended March 31, 2013.

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

Concentrations of Risk
American Multi-Cinema, Inc. (AMC) was the lessee of a substantial portion (29%) of the megaplex theatre rental properties held by the Company at March 31, 2014 as a result of a series of sale leaseback transactions pertaining to AMC megaplex theatres. A substantial portion of the Company’s total revenues (approximately $21.7 million or 24% and $21.6 million or 26%, for the three months ended March 31, 2014 and 2013, respectively) result from the revenue from AMC under the leases, or from its parent, AMC Entertainment, Inc. (AMCE), as the guarantor of AMC’s obligations under the leases. AMCE is wholly owned by AMC Entertainment Holdings, Inc. (AMCEH). AMCEH is a publicly held company (NYSE: AMC) and its consolidated financial information is publicly available as www.sec.gov.

For the three months ended March 31, 2014 and 2013, approximately $10.2 million or 11%, and $10.7 million or 13%, respectively, of total revenue was derived from the Company's four entertainment retail centers in Ontario, Canada. The Company's wholly owned subsidiaries that hold the four Canadian entertainment retail centers represent approximately $219.9 million or 12% and $227.2 million or 13% of the Company's net assets at March 31, 2014 and December 31, 2013, respectively.

Share-Based Compensation
Share-based compensation to employees of the Company is granted pursuant to the Company's Annual Incentive Program and Long-Term Incentive Plan. Share-based compensation to non-employee Trustees of the Company is granted pursuant to the Company's Trustee compensation program and shares to employees and non-employee Trustees are issued under the 2007 Equity Incentive Plan.

Share-based compensation expense consists of share option expense, amortization of nonvested share grants, and amortization of share units issued to non-employee Trustees for payment of their annual retainers. Share-based compensation is included in general and administrative expense in the accompanying consolidated statements of income, and totaled $2.3 million and $1.5 million for the three months ended March 31, 2014 and 2013, respectively.

Share Options
Share options are granted to employees pursuant to the Long-Term Incentive Plan. The fair value of share options granted is estimated at the date of grant using the Black-Scholes option pricing model. Share options granted to employees vest over a period of four years and share option expense for these options is recognized on a straight-line basis over the vesting period. Total expense recognized related to share options was $363 thousand and $222 thousand for the three months ended March 31, 2014 and 2013, respectively.

Nonvested Shares Issued to Employees
The Company grants nonvested shares to employees pursuant to both the Annual Incentive Program and the Long-Term Incentive Plan. The Company amortizes the expense related to the nonvested shares awarded to employees under the Long-Term Incentive Plan and the premium awarded under the nonvested share alternative of the Annual Incentive Program on a straight-line basis over the future vesting period (three to four years). Total expense recognized related to all nonvested shares was $1.7 million and $1.2 million for the three months ended March 31, 2014 and 2013, respectively.

Restricted Share Units Issued to Non-Employee Trustees
The Company issues restricted share units to non-employee Trustees for payment of their annual retainers. The fair value of the share units granted was based on the share price at the date of grant. The share units vest upon the earlier of the day preceding the next annual meeting of shareholders or a change of control. The settlement date for the shares is selected by the non-employee Trustee, and ranges from one year from the grant date to upon termination of service. This expense is amortized by the Company on a straight-line basis over the year of service by the non-employee Trustees. Total expense recognized related to shares issued to non-employee Trustees was $269 thousand, and $122 thousand for the three months ended March 31, 2014 and 2013, respectively.

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

The Company has made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

Reclassifications
Certain reclassifications have been made to the prior period amounts to conform to the current period presentation for asset groups that qualify for presentation as discontinued operations.

3. Rental Properties

The following table summarizes the carrying amounts of rental properties as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Buildings and improvements	$1,937,771	$1,937,661
Furniture, fixtures & equipment	27,018	26,676
Land	547,607	549,457
	2,512,396	2,513,794
Accumulated depreciation	(422,463)	(409,643)
Total	$2,089,933	$2,104,151
Depreciation expense on rental properties was $14.5 million and $12.0 million for the three months ended March 31, 2014 and 2013, respectively.

4. Investments

The Company's investment spending during the three months ended March 31, 2014 totaled $68.5 million, and included investments in each of its four operating segments.

Entertainment investment spending during the three months ended March 31, 2014 totaled $10.3 million, and was related primarily to investments in build-to-suit construction of four megaplex theatres, redevelopment of two existing megaplex theatres and two family entertainment centers that are subject to long-term triple net leases or long-term mortgage agreements.

Education investment spending during the three months ended March 31, 2014 totaled $36.3 million, and was related to investments in build-to-suit construction of 14 public charter schools, three private schools and six early childhood education centers, as well as the acquisition of one early childhood education center located in Mesa, Arizona, each of which is subject to a long-term triple net lease or long-term mortgage agreement.

Recreation investment spending during the three months ended March 31, 2014 totaled $20.7 million, and was related to build-to-suit construction of nine TopGolf golf entertainment facilities, as well as funding improvements at the Company's ski property located in Maryland.

Other investment spending during the three months ended March 31, 2014 totaled $1.2 million, and was related to the land held for development in Sullivan County, New York.

5. Accounts Receivable, Net
The following table summarizes the carrying amounts of accounts receivable, net as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Receivable from tenants	$9,793	$10,759
Receivable from non-tenants	99	275
Receivable from Canada Revenue Agency	808	839
Straight-line rent receivable	34,413	33,654
Allowance for doubtful accounts	(3,497)	(2,989)
Total	$41,616	$42,538

6. Investment in a Direct Financing Lease

The Company’s investment in a direct financing lease relates to the Company’s master lease of 27 public charter school properties as of March 31, 2014 and December 31, 2013, with affiliates of Imagine Schools, Inc. (Imagine). Investment in a direct financing lease, net represents estimated unguaranteed residual values of leased assets and net unpaid rentals, less related deferred income. The following table summarizes the carrying amounts of investment in a direct financing lease, net as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Total minimum lease payments receivable	$625,910	$633,384
Estimated unguaranteed residual value of leased assets	214,706	215,207
Less deferred income (1)	(597,711)	(606,379)
Investment in a direct financing lease, net	$242,905	$242,212

(1) Deferred income is net of $1.7 million of initial direct costs at March 31, 2014 and December 31, 2013.

Additionally, the Company has determined that no allowance for losses was necessary at March 31, 2014 and December 31, 2013.

The Company’s direct financing lease has expiration dates ranging from approximately 18 to 21 years. Future minimum rentals receivable on this direct financing lease at March 31, 2014 are as follows (in thousands):

Amount
Year:
2014	$18,474
2015	25,282
2016	26,040
2017	26,821
2018	27,626
Thereafter	501,667
Total	$625,910

As further discussed in Note 17, on April 2, 2014, the Company completed the sale of four public charter school properties located in Florida and leased to Imagine for net proceeds of $46.1 million.

7. Debt and Capital Markets

On March 26, 2014, the Company increased the size of its unsecured revolving credit facility from $475.0 million to $535.0 million. As of March 31, 2014, the Company had no balance outstanding under the facility and the total availability under the revolving credit facility was $535.0 million.

Additionally on March 26, 2014, the Company increased the size of its unsecured term loan facility from $265.0 million to $275.0 million.

During the three months ended March 31, 2014, the Company issued pursuant to a registered public offering 1,563,709 common shares under the direct share purchase component of the Dividend Reinvestment and Direct Share Purchase Plan for total net proceeds after expenses of $79.5 million.

8. Variable Interest Entities

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

Consolidated VIEs
As of March 31, 2014, the Company does not have any investments in consolidated VIEs.

Unconsolidated VIE
At March 31, 2014, the Company’s recorded investment in SVVI, a VIE that is unconsolidated, was $183.5 million. The Company’s maximum exposure to loss associated with SVVI is limited to the Company’s outstanding mortgage note and related accrued interest receivable of $183.5 million. While this entity is a VIE, the Company has determined that the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance is not held by the Company.

9. Derivative Instruments

All derivatives are recognized at fair value in the consolidated balance sheets within the line items "Other assets" and "Accounts payable and accrued liabilities" as applicable. The Company's derivatives are subject to a master netting arrangement and the Company has elected not to offset its derivative position for purposes of balance sheet presentation and disclosure. The Company had derivative liabilities of $5.7 million and $4.5 million recorded in “Accounts payable and accrued liabilities” and derivative assets of $8.0 million and $6.1 million recorded in “Other assets” in the consolidated balance sheet at March 31, 2014 and December 31, 2013, respectively. Had the Company elected to offset derivatives in the consolidated balance sheet pursuant to ASU 210-20-45, the Company would have had derivative assets of approximately $8.0 million and derivative assets of $6.1 million that would have been offset against the respective derivative liabilities of $5.7 million and liabilities of $4.5 million, resulting in a net derivative asset of $2.3 million (with no derivative liability) at March 31, 2014, and a net derivative asset of $1.6 million (with no derivative liability) at December 31, 2013.  The Company has not posted or received collateral with its derivative counterparties as of March 31, 2014 or December 31, 2013. See Note 10 for disclosures relating to the fair value of the derivative instruments as of March 31, 2014 and December 31, 2013.

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

The effective portion of changes in the fair value of interest rate derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (AOCI) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2014 and 2013, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness on cash flow hedges was recognized during the three months ended March 31, 2014 and 2013.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of March 31, 2014, the Company estimates that during the twelve months ending March 31, 2015, $1.8 million will be reclassified from AOCI to interest expense.

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

As of March 31, 2014, the Company had cross-currency swaps with a fixed original notional value of $100.0 million CAD and $98.1 million U.S. The net effect of these swaps is to lock in an exchange rate of $1.05 CAD per U.S. dollar on approximately $13.5 million of annual CAD denominated cash flows on the properties through June 2018.

The effective portion of changes in the fair value of foreign currency derivatives designated and that qualify as cash flow hedges of foreign exchange risk is recorded in AOCI and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative, as well as amounts excluded from the assessment of hedge effectiveness, is recognized directly in earnings. No hedge ineffectiveness on foreign currency derivatives has been recognized for the three months ended March 31, 2014 and 2013. As of March 31, 2014, the Company estimates that during the twelve months ending March 31, 2015, $0.7 million will be reclassified from AOCI to other income.

Net Investment Hedges
As discussed above, the Company is exposed to fluctuations in foreign exchange rates on its four Canadian properties. As such, the Company uses currency forward agreements to hedge its exposure to changes in foreign exchange rates. Currency forward agreements involve fixing the CAD to U.S. dollar exchange rate for delivery of a specified amount of foreign currency on a specified date. The currency forward agreements are typically cash settled in U.S. dollars for their fair value at or close to their settlement date. In order to hedge the net investment in four of the Canadian properties, the Company entered into a forward contract with a fixed notional value of $100.0 million CAD and $94.3 million

U.S. with a July 2018 settlement. The exchange rate of this forward contract is approximately $1.06 CAD per U.S. dollar. Additionally, on February 28, 2014, the Company entered into a forward contract with a fixed notional value of $100.0 million CAD and $88.1 million U.S. with a July 2018 settlement date. The exchange rate of this forward contract is approximately $1.13 CAD per U.S. dollar. These forward contracts should hedge a significant portion of the Company’s CAD denominated net investment in these four centers through July 2018 as the impact on AOCI from marking the derivative to market should move in the opposite direction of the translation adjustment on the net assets of these four Canadian properties.

During the three months ended March 31, 2014, the Company received $5.7 million of cash in connection with the settlement of a CAD to U.S. dollar currency forward agreement which was designated as a net investment hedge.  The cash receipt has been reported as part of investing activity in the accompanying consolidated statement of cash flows.  The corresponding change in value of the forward contract for the period from inception to the settlement date of $5.7 million is reported in AOCI as part of the cumulative translation adjustment.  The $5.7 million gain will remain in AOCI and will be reclassified into earnings upon a sale or complete or substantially complete liquidation of the Company’s investment in its four Canadian properties.

For foreign currency derivatives designated as net investment hedges, the effective portion of changes in the fair value of the derivatives are reported in AOCI as part of the cumulative translation adjustment. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness on net investment hedges has been recognized for three months ended March 31, 2014 and 2013. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated.

See Note 10 for disclosure relating to the fair value of the Company’s derivative instruments. Below is a summary of the effect of derivative instruments on the consolidated statements of changes in equity and income for the three months ended March 31, 2014 and 2013.

Effect of Derivative Instruments on the Consolidated Statements of Changes in Equity and Income for the Three Months Ended March 31, 2014 and 2013 (Dollars in thousands)

	Three Months Ended March 31,
Description	2014	2013
Interest Rate Swaps
Amount of Loss Recognized in AOCI on Derivative (Effective Portion)	$(613)	$(206)
Amount of Expense Reclassified from AOCI into Earnings (Effective Portion) (1)	(449)	(423)
Cross Currency Swaps
Amount of Gain Recognized in AOCI on Derivative (Effective Portion)	1,833	291
Amount of Income (Expense) Reclassified from AOCI into Earnings (Effective Portion) (2)	173	(102)
Currency Forward Agreements
Amount of Gain Recognized in AOCI on Derivative (Effective Portion)	4,928	1,935
Amount of Income Reclassified from AOCI into Earnings (Effective Portion) (2)	—	49
Total
Amount of Gain Recognized in AOCI on Derivative (Effective Portion)	$6,148	$2,020
Amount of Expense Reclassified from AOCI into Earnings (Effective Portion)	(276)	(476)

(1)	Included in "Interest expense, net" in the accompanying consolidated statements of income for the three months ended March 31, 2014 and 2013.

(2)	Included in "Other income" and “Other expense” in the accompanying consolidated statements of income for the three months ended March 31, 2014 and 2013.

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

As of March 31, 2014, the fair value of the Company’s derivatives in a liability position related to these agreements was $5.7 million. If the Company breached any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the agreements at their termination value of $6.0 million.

10. Fair Value Disclosures

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives also use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of March 31, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives and therefore, has classified its derivatives as Level 2 within the fair value reporting hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 aggregated by the level in the fair value hierarchy within which those measurements are classified and by derivative type.
Assets and Liabilities Measured at Fair Value on a Recurring Basis at March 31, 2014 and December 31, 2013 (Dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at end of period
March 31, 2014:
Cross-Currency Swaps*	$—	$3,391	$—	$3,391
Currency Forward Agreements*	$—	$4,621	$—	$4,621
Currency Forward Agreements**	—	(1,066)	—	(1,066)
Interest Rate Swap Agreements**	$—	$(4,636)	$—	$(4,636)
December 31, 2013:
Cross-Currency Swaps*	$—	$1,730	$—	$1,730
Currency Forward Agreements*	$—	$4,353	$—	$4,353
Interest Rate Swap Agreements**	$—	$(4,472)	$—	$(4,472)
*Included in "Other assets" in the accompanying consolidated balance sheet.
**Included in "Accounts payable and accrued liabilities" in the accompanying consolidated balance sheet.

Non-recurring fair value measurements
There were no assets or liabilities measured at fair value on a non-recurring basis during the three months ended March 31, 2014.

Fair Value of Financial Instruments
Management compares the carrying value to the estimated fair value of the Company’s financial instruments. The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instruments at March 31, 2014 and December 31, 2013:

Mortgage notes receivable and related accrued interest receivable:
The fair value of the Company’s mortgage notes and related accrued interest receivable is estimated by discounting the future cash flows of each instrument using current market rates. At March 31, 2014, the Company had a carrying value of $490.8 million in fixed rate mortgage notes receivable outstanding, including related accrued interest, with a weighted average interest rate of approximately 9.08%. The fixed rate mortgage notes bear interest at rates of 5.50% to 11.31%. Discounting the future cash flows for fixed rate mortgage notes receivable using rates of 9.00% to 11.31%, management estimates the fair value of the fixed rate mortgage notes receivable to be approximately $470.5 million with an estimated weighted average market rate of 10.14% at March 31, 2014.

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

Investment in a direct financing lease, net:
The fair value of the Company’s investment in a direct financing lease is estimated by discounting the future cash flows of the instrument using current market rates. At March 31, 2014 and December 31, 2013, the Company had an investment in a direct financing lease with a carrying value of $242.9 million and $242.2 million, respectively, and a weighted average effective interest rate of 12.01%. The investment in direct financing lease bears interest at effective interest rates of 11.74% to 12.38%. The carrying value of the investment in a direct financing lease approximates the fair market value at March 31, 2014 and December 31, 2013.

Derivative instruments:
Derivative instruments are carried at their fair market value.

Debt instruments:
The fair value of the Company's debt is estimated by discounting the future cash flows of each instrument using current market rates. At March 31, 2014, the Company had a carrying value of $300.0 million in variable rate debt outstanding with a weighted average interest rate of approximately 1.61%. The carrying value of the variable rate debt outstanding approximates the fair market value at March 31, 2014.

At December 31, 2013, the Company had a carrying value of $290.0 million in variable rate debt outstanding with an average weighted interest rate of approximately 1.62%. The carrying value of the variable rate debt outstanding approximates the fair market value at December 31, 2013.

At March 31, 2014 and December 31, 2013, $240.0 million of variable rate debt outstanding under the Company's unsecured term loan facility had been effectively converted to a fixed rate through July 5, 2017 by interest rate swap agreements.

At March 31, 2014, the Company had a carrying value of $1.18 billion in fixed rate long-term debt outstanding with a weighted average interest rate of approximately 6.10%. Discounting the future cash flows for fixed rate debt using rates of 2.13% to 4.77%, management estimates the fair value of the fixed rate debt to be approximately $1.29 billion with an estimated weighted average market rate of 4.03% at March 31, 2014.

At December 31, 2013, the Company had a carrying value of $1.19 billion in fixed rate long-term debt outstanding with an average weighted interest rate of approximately 6.10%. Discounting the future cash flows for fixed rate debt using rates of 2.63% to 5.56%, management estimates the fair value of the fixed rate debt to be approximately $1.24 billion with an estimated weighted average market rate of 4.85% at December 31, 2013.

11. Earnings Per Share

The following table summarizes the Company’s computation of basic and diluted earnings per share (EPS) for the three months ended March 31, 2014 and 2013 (amounts in thousands except per share information):

	Three Months Ended March 31, 2014
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Income from continuing operations	$40,142
Less: preferred dividend requirements	(5,952)
Income from continuing operations available to common shareholders	$34,190	52,541	$0.65
Income from discontinued operations available to common shareholders	$3,391	52,541	$0.07
Net income available to common shareholders	$37,581	52,541	$0.72
Diluted EPS:
Income from continuing operations available to common shareholders	$34,190	52,541
Effect of dilutive securities:
Share options	—	178
Income from continuing operations available to common shareholders	$34,190	52,719	$0.65
Income from discontinued operations available to common shareholders	$3,391	52,719	$0.06
Net income available to common shareholders	$37,581	52,719	$0.71

	Three Months Ended March 31, 2013
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Income from continuing operations	$40,876
Less: preferred dividend requirements	(5,952)
Income from continuing operations available to common shareholders	$34,924	46,854	$0.74
Loss from discontinued operations available to common shareholders	$330	46,854	$0.01
Net income available to common shareholders	$35,254	46,854	$0.75
Diluted EPS:
Income from continuing operations available to common shareholders	$34,924	46,854
Effect of dilutive securities:
Share options	—	193
Income from continuing operations available to common shareholders	$34,924	47,047	$0.74
Loss from discontinued operations available to common shareholders	$330	47,047	$0.01
Net income available to common shareholders	$35,254	47,047	$0.75

The additional 1.9 million common shares that would result from the conversion of the Company’s 5.75% Series C cumulative convertible preferred shares and the additional 1.6 million common shares that would result from the conversion of the Company’s 9.0% Series E cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted earnings per share for the three months ended March 31, 2014 and 2013 because the effect is anti-dilutive.

The dilutive effect of potential common shares from the exercise of share options is included in diluted earnings per share for the three months ended March 31, 2014 and 2013. For the three months ended March 31, 2014 and 2013, options to purchase 417 thousand and 358 thousand shares of common shares, respectively, at per share prices ranging from $45.20 to $65.50 for both periods, were not included in the computation of diluted earnings per share because the options were anti-dilutive.

12. Equity Incentive Plan

All grants of common shares and options to purchase common shares are issued under the Company's 2007 Equity Incentive Plan and an aggregate of 3,650,000 common shares, options to purchase common shares and restricted share units, subject to adjustment in the event of certain capital events, may be granted. At March 31, 2014, there were 1,327,871 shares available for grant under the 2007 Equity Incentive Plan.

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

	Number of shares	Option price per share			Weighted avg. exercise price
Outstanding at December 31, 2013	840,665	$18.18	—	$65.50	$40.85
Exercised	(19,105)	32.50	—	47.77	40.19
Granted	172,178	51.64	—	51.64	51.64
Outstanding at March 31, 2014	993,738	$18.18	—	$65.50	$42.74
The weighted average fair value of options granted was $13.87 and $12.05 during the three months ended March 31, 2014 and 2013, respectively. The intrinsic value of stock options exercised was $0.3 million and $1.9 million during the three months ended March 31, 2014 and 2013, respectively. Additionally, the Company repurchased 14,762 shares into treasury shares in conjunction with the stock options exercised during the three months ended March 31, 2014 with a total value of $0.8 million. At March 31, 2014, stock-option expense to be recognized in future periods was $3.8 million.

The expense related to share options included in the determination of net income for the three months ended March 31, 2014 and 2013 was $363 thousand and $222 thousand, respectively. The following assumptions were used in applying the Black-Scholes option pricing model at the grant dates: risk-free interest rate of 2.2% and 1.0% for the three months ended March 31, 2014 and 2013, respectively, dividend yield of 6.4% for the three months ended March 31, 2014 and 6.4% to 6.6% for the three months ended March 31, 2013, volatility factors in the expected market price of the Company’s common shares of 50.3% for the three months ended March 31, 2014 and 50.7% for the three months ended March 31, 2013, 0.28% and 0.23% expected forfeiture rate for the three months ended March 31, 2014 and 2013, respectively, and an expected life of approximately six years for both the three months ended March 31, 2014 and 2013. The Company uses historical data to estimate the expected life of the option and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Additionally, expected volatility is computed based on the average historical volatility of the Company’s publicly traded shares.
The following table summarizes outstanding options at March 31, 2014:

Exercise price range	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)
$ 18.18 - 19.99	201,859	4.9
20.00 - 29.99	—	0.0
30.00 - 39.99	16,060	5.8
40.00 - 49.99	492,788	5.4
50.00 - 59.99	189,678	9.4
60.00 - 65.50	93,353	2.8
	993,738	5.8	$42.74	$11,680
The following table summarizes exercisable options at March 31, 2014:

Exercise price range	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)
$ 18.18 - 19.99	201,859	4.9
20.00 - 29.99	—	0.0
30.00 - 39.99	14,810	5.8
40.00 - 49.99	343,634	4.2
50.00 - 59.99	10,000	4.1
60.00 - 65.50	93,353	2.8
	663,656	4.2	$39.40	$10,340

Nonvested Shares
A summary of the Company’s nonvested share activity and related information is as follows:

	Number of shares	Weighted avg. grant date fair value	Weighted avg. life remaining
Outstanding at December 31, 2013	371,864	$46.00
Granted	280,193	51.64
Vested	(149,324)	45.26
Outstanding at March 31, 2014	502,733	$49.36	1.76
The holders of nonvested shares have voting rights and receive dividends from the date of grant. These shares vest ratably over a period of three to four years. The fair value of the nonvested shares that vested was $7.3 million and $6.7 million for the three months ended March 31, 2014 and 2013, respectively. At March 31, 2014, unamortized share-based compensation expense related to nonvested shares was $17.5 million.

Restricted Share Units
A summary of the Company’s restricted share unit activity and related information is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Life Remaining
Outstanding at December 31, 2013	17,530	$58.38
Granted	—	—
Vested	—	—
Outstanding at March 31, 2014	17,530	$58.38	0.11

The holders of restricted share units receive dividend equivalents from the date of grant. The share units vest upon the earlier of the day preceding the next annual meeting of shareholders or a change of control. The settlement date for the shares is selected by the non-employee Trustee, and ranges from one year from the grant date to upon termination of service. At March 31, 2014, unamortized share-based compensation expense related to restricted share units was $90 thousand.

13. Discontinued Operations

Included in discontinued operations for the three months ended March 31, 2014 is the reversal of a liability that was established with the March 4, 2010 acquisition of Toronto Dundas Square. This liability was reversed as the related payment is not expected to occur. Included in discontinued operations for the three months ended March 31, 2013 are the operations operations of five winery and vineyard properties which were sold during 2013.

The operating results relating to discontinued operations are as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Rental revenue	$3	$746
Total revenue	3	746
Property operating expense (benefit)	6	(9)
Other expense (benefit)	(18)	67
Transaction costs (benefit)	(3,376)	—
Depreciation and amortization	—	923
Income (loss) before gain on sale or acquisition of real estate	3,391	(235)
Gain on sale of real estate	—	565
Net income	$3,391	$330

14. Other Commitments and Contingencies

As of March 31, 2014, the Company had 13 entertainment development projects for which it has commitments to fund approximately $62.6 million, 16 education development projects for which it has commitments to fund approximately $174.6 million and eight recreation development projects for which it has commitments to fund approximately $71.9 million. Development costs are advanced by the Company in periodic draws. If the Company determines that construction is not being completed in accordance with the terms of the development agreement, it can discontinue funding construction draws. The Company has agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

The Company has certain commitments related to its mortgage note investments that it may be required to fund in the future. The Company is generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of March 31, 2014, the Company had 14 mortgage notes receivable with commitments totaling approximately $227.0 million. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

The Company has provided guarantees of the payment of certain economic development revenue bonds totaling $20.4 million related to two theatres in Louisiana for which the Company earns a fee at annual rates of 2.88% to 4.00% over the 30-year terms of the related bonds. The Company has recorded $8.6 million as a deferred asset included in other assets and $8.6 million included in other liabilities in the accompanying consolidated balance sheet as of March 31, 2014 related to these guarantees. No amounts have been accrued as a loss contingency related to these guarantees because payment by the Company is not probable.

On September 18, 2013, the United States District Court for the Southern District of New York dismissed the complaint filed by Concord Associates L.P. and six other companies affiliated with Louis Cappelli ("the Cappelli Group") against us and certain of our subsidiaries, Empire Resorts, Inc. and Monticello Raceway Management, Inc. (collectively “Empire”), and Kien Huat Realty III Limited and Genting New York LLC (collectively, “Genting”). The complaint alleged, among other things, that we had conspired with Empire to monopolize the racing and gaming market in the Catskills by entering into exclusivity and development agreements to develop a comprehensive resort destination in

Sullivan County, New York. The plaintiffs are seeking $500 million in damages (trebled to $1.5 billion under antitrust law), punitive damages, and injunctive relief. The District Court dismissed plaintiffs’ federal antitrust claims against all defendants with prejudice, and dismissed the pendent state law claims against Empire and Genting without prejudice, meaning they could be further pursued in state court. The plaintiffs have filed a motion for reconsideration with the District Court, seeking permission to file a Second Amended Complaint, and also have filed a Notice of Appeal.

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

15. Segment Information

The Company groups investments into four reportable operating segments: Entertainment, Education, Recreation and Other. The financial information summarized below is presented by reportable operating segment:

Balance Sheet Data:
	As of March 31, 2014
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Total Assets	$1,913,152	$576,878	$579,939	$211,235	$57,909	$3,339,113

	As of December 31, 2013
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Total Assets	$1,921,836	$542,052	$553,019	$210,064	$45,305	$3,272,276

Operating Data:
	Three Months Ended March 31, 2014
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Rental revenue	$56,822	$5,478	$3,846	$285	$—	$66,431
Tenant reimbursements	4,588	—	—	—	—	4,588
Other income	1	—	—	—	173	174
Mortgage and other financing income	1,723	8,778	8,066	97	—	18,664
Total revenue	63,134	14,256	11,912	382	173	89,857

Property operating expense	6,273	—	—	176	—	6,449
Other expense	—	—	—	98	—	98
Total investment expenses	6,273	—	—	274	—	6,547
Net operating income - before unallocated items	56,861	14,256	11,912	108	173	83,310

Reconciliation to Consolidated Statements of Income:
General and administrative expense						(7,462)
Interest expense, net						(19,899)
Transaction costs						(196)
Depreciation and amortization						(15,327)
Equity in income from joint ventures						311
Gain on sale of land						330
Income tax expense						(925)
Discontinued operations:
Income from discontinued operations						15
Transaction (costs) benefit						3,376
Net income						43,533
Preferred dividend requirements						(5,952)
Net income available to common shareholders of EPR Properties						$37,581

	Three Months Ended March 31, 2013
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Rental revenue	$54,983	$3,157	$1,909	$339	$—	$60,388
Tenant reimbursements	4,744	—	—	—	—	4,744
Other income	23	—	—	1	—	24
Mortgage and other financing income	2,204	7,957	7,555	79	—	17,795
Total revenue	61,954	11,114	9,464	419	—	82,951

Property operating expense	7,135	—	—	(100)	—	7,035
Other expense	—	—	—	96	53	149
Total investment expenses	7,135	—	—	(4)	53	7,184
Net operating income (loss) - before unallocated items	54,819	11,114	9,464	423	(53)	75,767

Reconciliation to Consolidated Statements of Income:
General and administrative expense						(6,652)
Gain on early extinguishment of debt						4,539
Interest expense, net						(19,989)
Transaction costs						(318)
Depreciation and amortization						(12,822)
Equity in income from joint ventures						351
Discontinued operations:
Loss from discontinued operations						(235)
Gain on sale of real estate						565
Net income						41,206
Preferred dividend requirements						(5,952)
Net income available to common shareholders of EPR Properties						$35,254

16. Condensed Consolidating Financial Statements

A portion of the Company's subsidiaries have guaranteed the Company’s indebtedness under the Company's unsecured senior notes, unsecured revolving credit facility and unsecured term loan facility. The guarantees are joint and several, full and unconditional and subject to customary release provisions. The following summarizes the Company’s condensed consolidating information as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013 (in thousands):
Condensed Consolidating Balance Sheet As of March 31, 2014

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets
Rental properties, net	$—	$1,472,305	$617,628	$—	$2,089,933
Land held for development	—	—	202,552	—	202,552
Property under development	70	132,844	5,672	—	138,586
Mortgage notes and related accrued interest receivable	—	464,976	25,864	—	490,840
Investment in a direct financing lease, net	—	242,905	—	—	242,905
Investment in joint ventures	—	—	5,586	—	5,586
Cash and cash equivalents	11,722	2,059	6,625	—	20,406
Restricted cash	1,100	16,594	1,874	—	19,568
Deferred financing costs, net	16,703	5,300	775	—	22,778
Accounts receivable, net	116	24,839	16,661	—	41,616
Intercompany notes receivable	—	—	175,757	(175,757)	—
Investments in subsidiaries	2,909,204	—	—	(2,909,204)	—
Other assets	19,454	11,862	33,027	—	64,343
Total assets	$2,958,369	$2,373,684	$1,092,021	$(3,084,961)	$3,339,113
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$25,610	$12,894	$9,022	$—	$47,526
Dividends payable	21,184	—	—	—	21,184
Unearned rents and interest	751	22,975	3,555	—	27,281
Intercompany notes payable	687	—	175,070	(175,757)	—
Debt	1,150,000	—	332,608	—	1,482,608
Total liabilities	1,198,232	35,869	520,255	(175,757)	1,578,599
EPR Properties shareholders’ equity	1,760,137	2,337,815	571,389	(2,909,204)	1,760,137
Noncontrolling interests	—	—	377	—	377
Total equity	$1,760,137	$2,337,815	$571,766	$(2,909,204)	$1,760,514
Total liabilities and equity	$2,958,369	$2,373,684	$1,092,021	$(3,084,961)	$3,339,113

Condensed Consolidating Balance Sheet As of December 31, 2013

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets
Rental properties, net	$—	$1,474,501	$629,650	$—	$2,104,151
Land held for development	—	—	201,342	—	201,342
Property under development	18	84,397	5,058	—	89,473
Mortgage notes and related accrued interest receivable	—	460,533	25,804	—	486,337
Investment in a direct financing lease, net	—	242,212	—	—	242,212
Investment in joint ventures	—	—	5,275	—	5,275
Cash and cash equivalents	449	1,826	5,683	—	7,958
Restricted cash	1,150	6,735	1,829	—	9,714
Deferred financing costs, net	17,221	5,439	684	—	23,344
Accounts receivable, net	106	25,158	17,274	—	42,538
Intercompany notes receivable	—	—	175,757	(175,757)	—
Investments in subsidiaries	2,852,543	—	—	(2,852,543)	—
Other assets	19,292	11,040	29,600	—	59,932
Total assets	$2,890,779	$2,311,841	$1,097,956	$(3,028,300)	$3,272,276
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$43,589	$20,564	$8,174	$—	$72,327
Dividends payable	19,553	—	—	—	19,553
Unearned rents and interest	—	14,295	2,751	—	17,046
Intercompany notes payable	—	—	175,757	(175,757)	—
Debt	1,140,000	—	335,336	—	1,475,336
Total liabilities	1,203,142	34,859	522,018	(175,757)	1,584,262
EPR Properties shareholders’ equity	1,687,637	2,276,982	575,561	(2,852,543)	1,687,637
Noncontrolling interests	—	—	377	—	377
Total equity	$1,687,637	$2,276,982	$575,938	$(2,852,543)	$1,688,014
Total liabilities and equity	$2,890,779	$2,311,841	$1,097,956	$(3,028,300)	$3,272,276

Condensed Consolidating Statement of Income Three Months Ended March 31, 2014

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantors Subsidiaries	Consolidated Elimination	Consolidated
Rental revenue	$—	$45,110	$21,321	$—	$66,431
Tenant reimbursements	—	982	3,606	—	4,588
Other income	173	—	1	—	174
Mortgage and other financing income	187	17,796	681	—	18,664
Intercompany fee income	780	—	—	(780)	—
Interest income on intercompany notes receivable	—	—	7,063	(7,063)	—
Total revenue	1,140	63,888	32,672	(7,843)	89,857
Equity in subsidiaries’ earnings	58,465	—	—	(58,465)	—
Property operating expense	(1)	2,396	4,054	—	6,449
Intercompany fee expense	—	—	780	(780)	—
Other expense	—	—	98	—	98
General and administrative expense	—	4,911	2,551	—	7,462
Interest expense, net	15,688	(411)	4,622	—	19,899
Interest expense on intercompany notes payable	—	—	7,063	(7,063)	—
Transaction costs	—	—	196	—	196
Depreciation and amortization	275	10,503	4,549	—	15,327
Income before equity in income from joint ventures and other items	43,643	46,489	8,759	(58,465)	40,426
Equity in income from joint ventures	—	—	311	—	311
Gain on sale of land	—	—	330	—	330
Income before income taxes	43,643	46,489	9,400	(58,465)	41,067
Income tax expense	110	—	815	—	925
Income from continuing operations	$43,533	$46,489	$8,585	$(58,465)	$40,142
Discontinued operations:
Income (loss) from discontinued operations	—	(3)	18	—	15
Transaction (costs) benefit	—	3,376	—	—	3,376
Net income	43,533	49,862	8,603	(58,465)	43,533
Preferred dividend requirements	(5,952)	—	—	—	(5,952)
Net income available to common shareholders of EPR Properties	$37,581	$49,862	$8,603	$(58,465)	$37,581
Comprehensive income attributable to EPR Properties	$41,469	$50,005	$6,560	$(56,565)	$41,469

Condensed Consolidating Statement of Income Three Months Ended March 31, 2013

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Rental revenue	$—	$39,092	$21,296	$—	$60,388
Tenant reimbursements	—	1,014	3,730	—	4,744
Other income	23	—	1	—	24
Mortgage and other financing income	252	16,453	1,090	—	17,795
Intercompany fee income	668	—	—	(668)	—
Interest income on intercompany notes receivable	4,264	—	93	(4,357)	—
Total revenue	5,207	56,559	26,210	(5,025)	82,951
Equity in subsidiaries’ earnings	48,333	—	—	(48,333)	—
Property operating expense	—	3,496	3,539	—	7,035
Intercompany fee expense	—	—	668	(668)	—
Other expense	—	—	149	—	149
General and administrative expense	—	4,499	2,153	—	6,652
Gain on early extinguishment of debt	—	(4,539)	—	—	(4,539)
Interest expense, net	11,927	1,761	6,301	—	19,989
Interest expense on intercompany notes payable	—	—	4,357	(4,357)	—
Transaction costs	318	—	—	—	318
Depreciation and amortization	272	7,821	4,729	—	12,822
Income before equity in income from joint ventures and other items	41,023	43,521	4,314	(48,333)	40,525
Equity in income from joint ventures	183	—	168	—	351
Income from continuing operations	$41,206	$43,521	$4,482	$(48,333)	$40,876
Discontinued operations:
Loss from discontinued operations	—	(21)	(214)	—	(235)
Gain on sale of real estate	—	—	565	—	565
Net income attributable to EPR Properties	41,206	43,500	4,833	(48,333)	41,206
Preferred dividend requirements	(5,952)	—	—	—	(5,952)
Net income available to common shareholders of EPR Properties	$35,254	$43,500	$4,833	$(48,333)	$35,254
Comprehensive income attributable to EPR Properties	$40,698	$43,583	$4,025	$(47,608)	$40,698

Condensed Consolidating Statement of Cash Flows Three Months Ended March 31, 2014

	EPR Properties (Issuer)		Wholly Owned Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Intercompany fee income (expense)	$780		$—	$(780)	$—
Interest income (expense) on intercompany receivable/payable	—		—	—	—
Net cash provided (used) by other operating activities	(26,440)		56,819	11,027	41,406
Net cash provided (used) by operating activities of continuing operations	(25,660)		56,819	10,247	41,406
Net cash provided by operating activities of discontinued operations	—		77	47	124
Net cash provided (used) by operating activities	(25,660)		56,896	10,294	41,530
Investing activities:
Acquisition of rental properties and other assets	(67)		(11,899)	(298)	(12,264)
Proceeds from sale of real estate	—		—	915	915
Proceed from settlement of derivative	—	—	—	5,725	5,725
Investment in mortgage notes receivable	—		(4,497)	25	(4,472)
Proceeds from mortgage note receivable paydown	—		76	—	76
Investment in promissory notes receivable	—		(721)	(1,486)	(2,207)
Additions to property under development	(52)		(48,689)	(1,880)	(50,621)
Investment in (repayment of) intercompany notes payable	—		—	—	—
Advances to subsidiaries, net	74		9,288	(9,362)	—
Net cash used by investing activities	(45)		(56,442)	(6,361)	(62,848)
Financing activities:
Proceeds from long-term debt facilities	10,000		37,000	—	47,000
Principal payments on long-term debt	—		(37,000)	(2,728)	(39,728)
Deferred financing fees paid	(50)		(240)	(159)	(449)
Net proceeds from issuance of common shares	79,579		—	—	79,579
Impact of stock option exercises, net	(21)		—	—	(21)
Purchase of common shares for treasury	(2,892)		—	—	(2,892)
Dividends paid to shareholders	(49,638)		—	—	(49,638)
Net cash provided (used) by financing activities	36,978		(240)	(2,887)	33,851
Effect of exchange rate changes on cash	—		19	(104)	(85)
Net increase in cash and cash equivalents	11,273		233	942	12,448
Cash and cash equivalents at beginning of the period	449		1,826	5,683	7,958
Cash and cash equivalents at end of the period	$11,722		$2,059	$6,625	$20,406

Condensed Consolidating Statement of Cash Flows Three Months Ended March 31, 2013

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Intercompany fee income (expense)	$668	$—	$(668)	$—
Interest income (expense) on intercompany receivable/payable	4,264	—	(4,264)	—
Net cash provided (used) by other operating activities	(20,915)	47,786	11,640	38,511
Net cash provided (used) by operating activities of continuing operations	(15,983)	47,786	6,708	38,511
Net cash provided (used) by operating activities of discontinued operations	—	(31)	1,692	1,661
Net cash provided (used) by operating activities	(15,983)	47,755	8,400	40,172
Investing activities:
Acquisition of rental properties and other assets	(123)	(7,918)	(133)	(8,174)
Investment in unconsolidated joint ventures	(433)	—	—	(433)
Investment in mortgage note receivable	—	(11,504)	(1,265)	(12,769)
Additions to property under development	—	(16,272)	(1,447)	(17,719)
Investment in (repayment of) intercompany notes payable	(1,471)	—	1,471	—
Advances to subsidiaries, net	50,845	(22,395)	(28,450)	—
Net cash provided (used) by investing activities of continuing operations	48,818	(58,089)	(29,824)	(39,095)
Net proceeds from sale of real estate from discontinued operations	—	—	24,146	24,146
Net cash provided (used) by investing activities	48,818	(58,089)	(5,678)	(14,949)
Financing activities:
Proceeds from long-term debt facilities	15,000	55,000	—	70,000
Principal payments on long-term debt	—	(45,080)	(3,870)	(48,950)
Deferred financing fees paid	(48)	(1)	(18)	(67)
Net proceeds from issuance of common shares	84	—	—	84
Impact of stock option exercises, net	(692)	—	—	(692)
Purchase of common shares for treasury	(3,245)	—	—	(3,245)
Dividends paid to shareholders	(41,146)	—	—	(41,146)
Net cash provided (used) by financing activities	(30,047)	9,919	(3,888)	(24,016)
Effect of exchange rate changes on cash	—	—	(108)	(108)
Net increase (decrease) in cash and cash equivalents	2,788	(415)	(1,274)	1,099
Cash and cash equivalents at beginning of the period	1,531	832	8,301	10,664
Cash and cash equivalents at end of the period	$4,319	$417	$7,027	$11,763

17. Subsequent Events

On April 2, 2014, the Company completed the sale of four public charter school properties located in Florida and leased to Imagine for net proceeds of $46.1 million. Accordingly, the Company reduced its investment in a direct financing lease, net, by $45.9 million which included $41.5 million in original acquisition cost. A gain of $0.2 million will be recognized during the three months ended June 30, 2014.

On April 21, 2014, the Company acquired 11 theatre properties for a total purchase price of approximately $117.7 million from a third-party. The theatre properties are located in Georgia, Illinois, Indiana, Kentucky, Missouri, Pennsylvania and Tennessee and contain an aggregate of approximately 139 screens. The theatre properties are leased on a triple net basis under a master lease agreement to a subsidiary of Regal Cinemas, Inc. with the tenant responsible for all taxes, costs and expenses arising from the use or operation of the properties. The remaining initial lease term is approximately 13 years. As a part of this transaction, the Company assumed a mortgage loan of $90.3 million, which will be booked at fair value. Proforma financial information for this acquisition has been omitted as the effects of the acquisition are not material to the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto on this Form 10-Q of EPR Properties (“the Company”, “EPR”, “we” or “us”). The forward-looking statements included in this discussion and elsewhere on this Form 10-Q involve risks and uncertainties, including anticipated financial performance, business prospects, industry trends, shareholder returns, performance of leases by tenants, performance on loans to customers and other matters, which reflect management's best judgment based on factors currently known. See “Cautionary Statement Concerning Forward-Looking Statements” which is incorporated herein by reference. Actual results and experience could differ materially from the anticipated results and other expectations expressed in our forward-looking statements as a result of a number of factors, including but not limited to those discussed in this Item and Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 28, 2014.

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

Historically, our primary challenges have been locating suitable properties, negotiating favorable lease or financing terms (on new or existing properties), and managing our portfolio as we have continued to grow. We believe our management’s knowledge and industry relationships have facilitated opportunities for us to acquire, finance and lease properties. Our business is subject to a number of risks and uncertainties, including those described in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

As of March 31, 2014, our total assets exceeded $3.3 billion (after accumulated depreciation of approximately $0.4 billion) which included investments in each of our four operating segments with properties located in located in 38 states, the District of Columbia and Ontario, Canada.

•
Our Entertainment segment included investments in 113 megaplex theatre properties, nine entertainment retail centers (which include eight additional megaplex theatre properties and one live performance venue) and six family entertainment centers. Our portfolio of owned entertainment properties consisted of 11.1 million square feet and was 99% leased, including megaplex theaters that were 100% leased.

•
Our Education segment included investments in 56 public charter school properties and two early education centers. Our portfolio of owned education properties consisted of 2.9 million square feet and was 100% leased.

•	Our Recreation segment included investments in 14 metropolitan ski areas, four waterparks and five golf entertainment complexes. Our portfolio of owned recreation properties was 100% leased.

•	Our Other segment consisted primarily of the land held for development in Sullivan County, New York.

The combined owned portfolio consisted of 14.6 million square feet and was 99% leased. As of March 31, 2014, we also had invested approximately $138.6 million in property under development.

Our total investments were approximately $3.6 billion at March 31, 2014. Total investments is defined herein as the sum of the carrying values of rental properties and rental properties held for sale (before accumulated depreciation), land held for development, property under development, mortgage notes receivable (including related accrued interest receivable), net, investment in a direct financing lease, net, investment in joint ventures, intangible assets (before accumulated amortization) and notes receivable and related accrued interest receivable, net. Below is a reconciliation of the carrying value of total investments to the constituent items in the consolidated balance sheet at March 31, 2014 (in thousands):

Rental properties, net of accumulated depreciation	$2,089,933
Add back accumulated depreciation on rental properties	422,463
Land held for development	202,552
Property under development	138,586
Mortgage notes and related accrued interest receivable	490,840
Investment in a direct financing lease, net	242,905
Investment in joint ventures	5,586
Intangible assets, gross(1)	17,922
Notes receivable and related accrued interest receivable, net(1)	7,322
Total investments	$3,618,109

(1)	Included in other assets in the accompanying consolidated balance sheet. Other assets includes the following:
	Intangible assets, gross	$17,922
	Less: accumulated amortization on intangible assets	(11,586)
	Notes receivable and related accrued interest receivable, net	7,322
	Prepaid expenses and other current assets	50,685
	Total other assets	$64,343

Management believes that total investments is a useful measure for management and investors as it illustrates across which asset categories the Company’s funds have been invested. Total investments is a non-GAAP financial measure and is not a substitute for total assets under GAAP. It is most directly comparable to the GAAP measure, “Total assets”. Furthermore, total investments may not be comparable to similarly titled financial measures reported by other companies due to differences in the way the Company calculates this measure. Below is a reconciliation of total investments to “Total assets” in the consolidated balance sheet at March 31, 2014 (in thousands):

Total investments	$3,618,109
Cash and cash equivalents	20,406
Restricted cash	19,568
Deferred financing costs, net	22,778
Account receivable, net	41,616
Less: accumulated depreciation on rental properties	(422,463)
Less: accumulated amortization on intangible assets	(11,586)
Prepaid expenses and other current assets	50,685
Total assets	$3,339,113

For financial reporting purposes, we group our investments into four reportable operating segments: Entertainment, Education, Recreation and Other. Of our total investments of $3.6 billion at March 31, 2014, $2.3 billion or 63% related to our Entertainment segment, $572.4 million or 16% related to our Education segment, $569.0 million or 16% related to our Recreation segment and $213.2 million or 5% related to our Other segment.

Operating Results

Our total revenue, net income available to common shareholders and Funds From Operations As Adjusted ("FFOAA") are detailed below for the three months ended March 31, 2014 and 2013 (in millions, except per share information):

	Three Months Ended March 31,
	2014	2013	Increase
Total revenue	$89.9	$83.0	8%
Net income available to common shareholders of EPR Properties	37.6	35.3	7%
FFOAA per diluted share	0.94	0.94	—%

Our total revenue, net income available to common shareholders of EPR Properties and FFOAA per diluted share was favorably impacted for the three months ended March 31, 2014 over the same period in the prior year primarily from the results of investment spending in 2013 and 2014 and lower financing rates. Our net income available to common shareholders of EPR Properties for the three months ended March 31, 2014 was also favorably impacted by a $3.4 million reversal of a liability that was established related to our March 4, 2010 acquisition of Toronto Dundas Square as well as a gain on sale of a land parcel of $0.3 million. Our net income available to common shareholders of EPR Properties for the three months ended March 31, 2013 was favorably impacted by a $4.5 million gain on early extinguishment of debt as well as a gain of $0.6 million related to the sale of a vineyard and winery property. Our per share results for the three months ended March 31, 2014 were also negatively impacted by lower leverage (measured by debt to gross assets) than in the prior period. FFOAA is a non-GAAP financial measure. For the definitions and further details on the calculations of FFOAA and certain other non-GAAP financial measures, see section below titled "Funds From Operations (FFO), Funds From Operations As Adjusted (FFOAA) and Adjusted Funds from Operations (AFFO)."

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. In preparing these financial statements, management has made its best estimates and assumptions that affect the reported assets and liabilities. The most significant assumptions and estimates relate to consolidation, revenue recognition, depreciable lives of the real estate, the valuation of real estate, accounting for real estate acquisitions, estimating reserves for uncollectible receivables and the accounting for mortgage and other notes receivable, all of which are described as our critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2013. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates. For the three months ended March 31, 2014, there were no changes to critical accounting policies.

Recent Developments

Debt Financing
On March 26, 2014, we increased the size of our unsecured revolving credit facility from $475.0 million to $535.0 million. As of March 31, 2014, we had no balance outstanding under the facility and the total availability under the revolving credit facility was $535.0 million.

Additionally on March 26, 2014, we increased the size of our unsecured term loan facility from $265.0 million to $275.0 million.

Issuance of Common Shares
During the three months ended March 31, 2014, we issued pursuant to a registered public offering 1,563,709 common shares under the direct share purchase component of the Dividend Reinvestment and Direct Share Purchase Plan for total net proceeds after expenses of $79.5 million.

Investment Spending

Our investment spending during the three months ended March 31, 2014 totaled $68.5 million, and included investments in each of our four operating segments.

Entertainment investment spending during the three months ended March 31, 2014 totaled $10.3 million, and was related primarily to investments in build-to-suit construction of four megaplex theatres, redevelopment of two existing megaplex theatres and two family entertainment centers that are subject to long-term triple net leases or long-term mortgage agreements.

Education investment spending during the three months ended March 31, 2014 totaled $36.3 million, and was related to investments in build-to-suit construction of 14 public charter schools, three private schools and six early childhood education centers, as well as the acquisition of one early childhood education center located in Mesa, Arizona, each of which is subject to a long-term triple net lease or long-term mortgage agreement.

Recreation investment spending during the three months ended March 31, 2014 totaled $20.7 million, and was related to build-to-suit construction of nine TopGolf golf entertainment facilities, as well as funding improvements at the our ski property located in Maryland.

Other investment spending during the three months ended March 31, 2014 totaled $1.2 million, and was related to the land held for development in Sullivan County, New York.

Subsequent Events
As further discussed in Note 17 to the consolidated financial statements included in this Form 10-Q, on April 2, 2014, we completed the sale of four public charter school properties located in Florida and leased to affiliates of Imagine Schools, Inc. for net proceeds of $46.1 million. Accordingly, we reduced our investment in a direct financing lease, net, by $45.9 million which included $41.5 million in original acquisition cost. A gain of $0.2 million will be recognized during the three months ended June 30, 2014.

On April 21, 2014, we acquired 11 theatre properties for a total purchase price of approximately $117.7 million from a third-party. The theatre properties are located in Georgia, Illinois, Indiana, Kentucky, Missouri, Pennsylvania and Tennessee and contain an aggregate of approximately 139 screens. The theatre properties are leased on a triple net basis under a master lease agreement to a subsidiary of Regal Cinemas, Inc. with the tenant responsible for all taxes, costs and expenses arising from the use or operation of the properties. The remaining initial lease term is approximately 13 years. As a part of this transaction, we assumed a mortgage loan of $90.3 million, which will be booked at fair value.

The following details our investment spending during the three months ended March 31, 2014 and 2013 (in thousands):

For the Three Months Ended March 31, 2014
Operating Segment	Total Investment Spending	New Development	Re-development	Asset Acquisition	Investment in Mortgage Notes or Notes Receivable	Investment in Joint Ventures
Entertainment	$10,293	$5,682	$3,125	$—	$1,486	$—
Education	36,259	23,578	—	7,464	5,217	—
Recreation	20,695	19,919	799	—	(23)	—
Other	1,209	1,209	—	—	—	—
Total Investment Spending	$68,456	$50,388	$3,924	$7,464	$6,680	$—

For the Three Months Ended March 31, 2013
Operating Segment	Total Investment Spending	New Development	Re-development	Asset Acquisition	Investment in Mortgage Notes or Notes Receivable	Investment in Joint Ventures
Entertainment	$14,677	$11,912	$1,067	$—	$1,265	$433
Education	15,085	4,439	—	3,720	6,926	—
Recreation	7,362	1,688	—	1,096	4,578	—
Other	1,563	1,563	—		—	—
Total Investment Spending	$38,687	$19,602	$1,067	$4,816	$12,769	$433

The above amounts include $47 thousand and $32 thousand in capitalized payroll for the three months ended March 31, 2014 and 2013, respectively. Additionally, the above amounts include $1.3 million and $314 thousand in capitalized interest and $472 thousand and $303 thousand in capitalized other general and administrative direct project costs for the three months ended March 31, 2014 and 2013, respectively. In addition, we had $1.2 million and $409 thousand of maintenance capital expenditures for the three months ended March 31, 2014 and 2013, respectively.

Results of Operations

Three months ended March 31, 2014 compared to three months ended March 31, 2013

Rental revenue was $66.4 million for the three months ended March 31, 2014 compared to $60.4 million for the three months ended March 31, 2013. This increase resulted primarily from $5.5 million of rental revenue related to property acquisitions completed in 2014 and 2013 and an increase of $0.5 million in rental revenue on existing properties. This increase was partially offset by the impact of a weaker Canadian dollar exchange rate. Percentage rents of $0.3 million and $0.4 million were recognized during the three months ended March 31, 2014 and 2013, respectively. Straight-line rents of $1.1 million and $1.2 million were recognized during the three months ended March 31, 2014 and 2013, respectively.

During the three months ended March 31, 2014, there were no significant lease renewals on existing properties.
Mortgage and other financing income for the three months ended March 31, 2014 was $18.7 million compared to $17.8 million for the three months ended March 31, 2013. The $0.9 million increase is primarily due to increased real estate lending activities.

Our property operating expense totaled $6.4 million for the three months ended March 31, 2014 compared to $7.0 million for the three months ended March 31, 2013. These property operating expenses primarily arise from the operations of our entertainment retail centers and other specialty properties. The $0.6 million decrease resulted primarily from a decrease in bad debt expenses and other non-recoverable expenses at these properties and was also impacted by a weaker Canadian dollar exchange rate.

Our general and administrative expense totaled $7.5 million for the three months ended March 31, 2014 compared to $6.7 million for the three months ended March 31, 2013. The increase of $0.8 million is primarily due to an increase in payroll related expenses.

Gain on early extinguishment of debt for the three months ended March 31, 2013 was $4.5 million and related to our discounted payoff of a mortgage loan secured by a theatre property located in Omaha, Nebraska. There was no gain on early extinguishment of debt for the three months ended March 31, 2014.

Depreciation and amortization expense totaled $15.3 million for the three months ended March 31, 2014 compared to $12.8 million for the three months ended March 31, 2013. The $2.5 million increase resulted primarily from asset acquisitions completed in 2014 and 2013.

Gain on sale of land was $0.3 million for the three months ended March 31, 2014 and related to the sale of a parcel of land adjacent to one of our public charter school investments. There was no gain on sale of land for the three months ended March 31, 2013.

Income tax expense was $0.9 million for the three months ended March 31, 2014 and related primarily to income taxes on our Canadian trust as well as state income taxes and withholding tax for distributions related to our unconsolidated joint venture projects located in China. There was no income tax expense for the three months ended March 31, 2013.

Income from discontinued operations was $3.4 million for the three months ended March 31, 2014 and related primarily to the reversal of a liability that was established with the March 4, 2010 acquisition of Toronto Dundas Square. This liability was reversed during the three months ended March 31, 2014 as the related payment is not expected to occur. Loss from discontinued operations was $0.2 million for the three months ended March 31, 2013 and related to the operations of the Toronto Dundas Square property as well as the operations of five winery and vineyard properties which were sold during 2013.

Gain on sale or acquisition of real estate from discontinued operations was $0.6 million for the three months ended March 31, 2013 and related to the sale of a winery and a portion of related vineyards located in Sonoma County, California. There was no gain on sale or acquisition of real estate for the three months ended March 31, 2014.

Liquidity and Capital Resources

Cash and cash equivalents were $20.4 million at March 31, 2014. In addition, we had restricted cash of $19.6 million at March 31, 2014. Of the restricted cash at March 31, 2014, $13.4 million relates to cash held for our borrowers’ debt service reserves for mortgage notes receivable, $0.1 million relates to escrow balances required in connection with the sale of Toronto Dundas Square and the balance represents deposits required in connection with debt service, payment of real estate taxes and capital improvements.

Mortgage Debt, Senior Notes, Credit Facility and Term Loan

As of March 31, 2014, we had total debt outstanding of $1.5 billion of which $307.6 million was fixed rate mortgage debt secured by a portion of our rental properties and mortgage notes receivable. The fixed rate mortgage debt had a weighted average interest rate of approximately 5.9% at March 31, 2014.

At March 31, 2014, we had outstanding $875.0 million in aggregate principal amount of unsecured senior notes ranging in interest rates from 5.25% to 7.75%. All of these notes are guaranteed by certain of our subsidiaries. The notes contain various covenants, including: (i) a limitation on incurrence of any debt which would cause the ratio of our debt to adjusted total assets to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause the ratio of secured debt to adjusted total assets to exceed 40%; (iii) a limitation on incurrence of any debt which would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of our total unencumbered assets such that they are not less than 150% of our outstanding unsecured debt.

On March 26, 2014, the Company increased the size of its unsecured revolving credit facility from $475.0 million to $535.0 million. At March 31, 2014, we had no debt outstanding under our $535.0 million unsecured revolving credit facility, with interest at a floating rate of LIBOR plus 140 basis points, which was 1.55% at March 31, 2014. The unsecured revolving credit facility has a term expiring July 23, 2017 with a one year extension available at our option, subject to certain terms and conditions. The amount that we are able to borrow on our unsecured revolving credit facility is a function of the values and advance rates, as defined by the credit agreement, assigned to the assets included in the borrowing base less outstanding letters of credit and less other liabilities. The unsecured revolving credit facility also contains an "accordion" feature allowing it to be increased by up to an additional $65.0 million upon satisfaction of certain conditions.

Additionally on March 26, 2014, we increased the size of our unsecured term loan facility from $265.0 million to $275.0 million. At March 31, 2014, the unsecured term loan facility had interest at a floating rate of LIBOR plus 160 basis points, which was 1.75% at March 31, 2014, and $240.0 million of this LIBOR-based debt has been fixed with interest rate swaps at 2.51% through January 5, 2016 and 2.38% from January 5, 2016 to July 5, 2017. The loan matures on July 23, 2018. The unsecured term loan facility also contains an "accordion" feature allowing it to be increased by up to an additional $125.0 million upon satisfaction of certain conditions.

Our unsecured revolving credit facility and our unsecured term loan facility contain substantially identical financial covenants that limit our levels of consolidated debt, secured debt, investment levels outside certain categories and dividend distributions, and require minimum coverage levels for fixed charges and unsecured debt service costs. Additionally, our unsecured revolving credit facility, unsecured term loan facility and our unsecured senior notes contain cross-default provisions that go into effect if we default on any of our obligations for borrowed money or credit in an amount exceeding $25.0 million ($50.0 million for the 5.25% unsecured senior notes), unless such default has been waived or cured within a specified period of time. We were in compliance with all financial covenants under our debt instruments at March 31, 2014.

Our principal investing activities are acquiring, developing and financing entertainment, education and recreation properties. These investing activities have generally been financed with mortgage debt and senior unsecured notes, as well as the proceeds from equity offerings. Our unsecured revolving credit facility is also used to finance the acquisition or development of properties, and to provide mortgage financing. We have and expect to continue to issue debt securities in public or private offerings. We have and may in the future assume mortgage debt in connection with property acquisitions. Continued growth of our rental property and mortgage financing portfolios will depend in part on our continued ability to access funds through additional borrowings and securities offerings and, to a lesser extent, our ability to assume debt in connection with property acquisitions.

Certain of our other long-term debt agreements contain customary restrictive covenants related to financial and operating performance as well as certain cross-default provisions. We were in compliance with all financial covenants at March 31, 2014.

During the three months ended March 31, 2014, we issued pursuant to a registered public offering 1,563,709 common shares under the direct share purchase component of the Dividend Reinvestment and Direct Share Purchase Plan for total net proceeds after expenses of $79.5 million.
Liquidity Requirements

Short-term liquidity requirements consist primarily of normal recurring corporate operating expenses, debt service requirements and distributions to shareholders. We meet these requirements primarily through cash provided by operating activities. Net cash provided by operating activities was $41.5 million and $40.2 million for the three months ended March 31, 2014 and 2013, respectively. Net cash used by investing activities was $62.8 million and $14.9 million for the three months ended March 31, 2014 and 2013, respectively. Net cash provided by financing activities was $33.9 million and net cash used by financing activities was $24.0 million for the three months ended March 31, 2014 and 2013, respectively. We anticipate that our cash on hand, cash from operations, and funds available under our unsecured revolving credit facility will provide adequate liquidity to fund our operations, make interest and principal payments on our debt, and allow distributions to our shareholders and avoid corporate level federal income or excise tax in accordance with REIT Internal Revenue Code requirements.

Commitments

As of March 31, 2014, we had 13 entertainment development projects for which we have commitments to fund approximately $62.6 million, 16 education development projects for which we have commitments to fund approximately $174.6 million and eight recreation development projects for which we have commitments to fund approximately $71.9 million, of which approximately $192.2 million is expected to be funded in 2014 and the remainder is expected to be funded in 2015. Development costs are advanced by us in periodic draws. If we determine that construction is not being completed in accordance with the terms of the development agreement, we can discontinue funding construction draws. We have agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

We have certain commitments related to our mortgage note investments that we may be required to fund in the future. We are generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of March 31, 2014, we had 14 mortgage notes receivable with commitments totaling approximately $227.0 million, of which $80.4 million is expected to be funded in 2014. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

We have provided guarantees of the payment of certain economic development revenue bonds totaling $20.4 million related to two theatres in Louisiana for which we earn a fee at annual rates of 2.88% to 4.00% over the 30-year terms of the related bonds. We have recorded $8.6 million as a deferred asset included in other assets and $8.6 million included in other liabilities in the accompanying consolidated balance sheet as of March 31, 2014 related to these guarantees. No amounts have been accrued as a loss contingency related to these guarantees because payment by us is not probable.

Liquidity Analysis

In analyzing our liquidity, we generally expect that our cash provided by operating activities will meet our normal recurring operating expenses, recurring debt service requirements and distributions to shareholders.

We have no consolidated debt balloon payments coming due for the remainder of 2014. Our sources of liquidity as of March 31, 2014 to pay the above 2014 commitments include the remaining amount available under our unsecured revolving credit facility and unrestricted cash on hand of $20.4 million. We expect that our sources of cash will exceed our existing commitments over the remainder of 2014.

We also believe that we will be able to repay, extend, refinance or otherwise settle our debt maturities for 2015 and thereafter as the debt comes due, and that we will be able to fund our remaining commitments as necessary. However, there can be no assurance that additional financing or capital will be available, or that terms will be acceptable or advantageous to us.

Our primary use of cash after paying operating expenses, debt service, distributions to shareholders and funding existing commitments is in growing our investment portfolio through the acquisition, development and financing of additional properties. We expect to finance these investments with borrowings under our unsecured revolving credit facility, as well as long-term debt and equity financing alternatives. The availability and terms of any such financing will depend upon market and other conditions. If we borrow the maximum amount available under our unsecured revolving credit facility, there can be no assurance that we will be able to obtain additional investment financing. We may also assume mortgage debt in connection with property acquisitions.

Capital Structure

We believe that our shareholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest, fixed charge and debt service coverage ratios. We expect to maintain our debt to gross assets ratio (i.e. total long-term debt to total assets plus accumulated depreciation) between 35% and 45%. However, the timing and size of our equity and debt offerings, as well as debt incurred in connection with property acquisitions, may cause us to temporarily operate over this threshold. At March 31, 2014, this ratio was 39%. Our long-term debt as a percentage of our total market capitalization at March 31, 2014 was 32%; however, we do not manage to a ratio based on total market capitalization due to the inherent variability that is driven by changes in the market price of our common shares. We calculate our total market capitalization of $4.7 billion by aggregating the following at March 31, 2014:

•	Common shares outstanding of 53,447,544 multiplied by the last reported sales price of our common shares on the NYSE of $53.39 per share, or $2.9 billion;

•	Aggregate liquidation value of our Series C convertible preferred shares of $135.0 million;

•	Aggregate liquidation value of our Series E convertible preferred shares of $86.3 million;

•	Aggregate liquidation value of our Series F redeemable preferred shares of $125.0 million; and

•	Total long-term debt of $1.5 billion.

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

In addition to FFO, we present FFOAA and AFFO. FFOAA is presented by adding to FFO costs associated with loan refinancing or payoff, net, transaction costs, preferred share redemption costs and provision for loan losses and by subtracting gain on early extinguishment of debt, gain (loss) on sale of land and deferred income tax benefit (expense). AFFO is presented by adding to FFOAA non-real estate depreciation and amortization, deferred financing fees amortization, share-based compensation expense to management and Trustees and amortization of above market leases, net; and subtracting maintenance capital expenditures (including second generation tenant improvements and leasing commissions), straight-lined rental revenue, and the non-cash portion of mortgage and other financing income.

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

The following table summarizes our FFO, FFOAA and AFFO including per share amounts for FFO and FFOAA, for the three months ended March 31, 2014 and 2013 (unaudited, in thousands, except per share information):

	Three Months Ended March 31,
	2014	2013
FFO:
Net income available to common shareholders of EPR Properties	$37,581	$35,254
Gain on sale of real estate	—	(565)
Real estate depreciation and amortization	15,049	13,468
Allocated share of joint venture depreciation	54	157
FFO available to common shareholders of EPR Properties	$52,684	$48,314
FFOAA:
FFO available to common shareholders of EPR Properties	$52,684	$48,314
Transaction costs (benefit)	(3,180)	318
Gain on early extinguishment of debt	—	(4,539)
Gain on sale of land	(330)	—
Deferred income tax expense	407	—
FFOAA available to common shareholders of EPR Properties	$49,581	$44,093
AFFO:
FFOAA available to common shareholders of EPR Properties	$49,581	$44,093
Non-real estate depreciation and amortization	278	277
Deferred financing fees amortization	1,015	999
Share-based compensation expense to management and trustees	2,328	1,548
Maintenance capital expenditures (1)	(1,154)	(525)
Straight-lined rental revenue	(1,111)	(1,214)
Non-cash portion of mortgage and other financing income	(1,286)	(1,265)
Amortization of above market leases, net	48	—
AFFO available to common shareholders of EPR Properties	$49,699	$43,913

FFO per common share attributable to EPR Properties:
Basic	$1.00	$1.03
Diluted	1.00	1.03
FFOAA per common share attributable to EPR Properties:
Basic	$0.94	$0.94
Diluted	0.94	0.94
Shares used for computation (in thousands):
Basic	52,541	46,854
Diluted	52,719	47,047
Other financial information:
Dividends per common share	$0.86	$0.79

(1)	Includes maintenance capital expenditures and certain second generation tenant improvements and leasing commissions.

The additional 1.9 million common shares that would result from the conversion of our 5.75% Series C cumulative convertible preferred shares and the additional 1.6 million common shares that would result from the conversion of our 9.0% Series E cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted earnings per share for the three months ended March 31, 2014 and 2013 because the effect is not dilutive.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, primarily relating to potential losses due to changes in interest rates and foreign currency exchange rates. We seek to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new long-term fixed rate borrowings whenever possible. As of March 31, 2014, we had a $535.0 million unsecured revolving credit facility with no debt outstanding as of March 31, 2014 and $25.0 million in bonds, all of which bear interest at a floating rate. We also had a $275.0 million unsecured term loan facility that bears interest at a floating rate and $240.0 million of this LIBOR-based debt has been fixed with interest rate swaps at 2.51% through January 5, 2016 and 2.38% from January 5, 2016 to July 5, 2017. As discussed in Note 7 to the consolidated financial statements in this Form 10-Q, the size of both the unsecured revolving credit facility and the unsecured term loan facility were increased on March 26, 2014.
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

As discussed above, we have partially mitigated the impact of foreign currency exchange risk on four of our Canadian properties by matching Canadian dollar debt financing with Canadian dollar rents. To further mitigate our foreign currency risk in future periods on these Canadian properties, on June 19, 2013, we entered into a cross currency swap with a notional value of $100.0 million CAD and $98.1 million U.S. The swap calls for monthly exchanges from March 2014 through June 2018 with us paying CAD based on an annual rate of 13.5% of the notional amount and receiving U.S. dollars based on an annual rate of 13.14% of the notional amount. There is no initial or final exchange of the notional amounts. The net effect of this swap is to lock in an exchange rate of $1.05 CAD per U.S. dollar on approximately $13.5 million of annual CAD denominated cash flows. These foreign currency derivatives should hedge a significant portion of our expected CAD denominated FFO of these four Canadian properties through June 2018 as their impact on our reported FFO when settled should move in the opposite direction of the exchange rates used to translate revenues and expenses of these properties.
In order to also hedge our net investment on the four Canadian properties, we entered into a forward contract with a notional amount of $100.0 million CAD and $94.3 million U.S. with a July 2018 settlement date. The exchange rate of this forward contract is approximately $1.06 CAD per U.S. dollar. Additionally, on February 28, 2014, the Company entered into a forward contract with a fixed notional value of $100.0 million CAD and $88.1 million U.S. with a July 2018 settlement date. The exchange rate of this forward contract is approximately $1.13 CAD per U.S. dollar. These forward contracts should hedge a significant portion of our CAD denominated net investment in these four centers through July 2018 as the impact on accumulated other comprehensive income from marking the derivative to market should move in the opposite direction of the translation adjustment on the net assets of our four Canadian properties.

See Note 9 to the consolidated financial statements included in this Form 10-Q for additional information on our derivative financial instruments and hedging activities.

Item 4. Controls and Procedures

As of March 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
PART II - OTHER INFORMATION

Item 1. Legal Proceedings
On September 18, 2013, the United States District Court for the Southern District of New York dismissed the complaint filed by Concord Associates L.P. and six other companies affiliated with Louis Cappelli ("the Cappelli Group") against us and certain of our subsidiaries, Empire Resorts, Inc. and Monticello Raceway Management, Inc. (collectively “Empire”), and Kien Huat Realty III Limited and Genting New York LLC (collectively, “Genting”). The complaint alleged, among other things, that we had conspired with Empire to monopolize the racing and gaming market in the Catskills by entering into exclusivity and development agreements to develop a comprehensive resort destination in Sullivan County, New York. The plaintiffs are seeking $500 million in damages (trebled to $1.5 billion under antitrust law), punitive damages, and injunctive relief. The District Court dismissed plaintiffs’ federal antitrust claims against all defendants with prejudice, and dismissed the pendent state law claims against Empire and Genting without prejudice, meaning they could be further pursued in state court. The plaintiffs have filed a motion for reconsideration with the District Court, seeking permission to file a Second Amended Complaint, and also have filed a Notice of Appeal.

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

Item 1A. Risk Factors

There were no material changes during the quarter from the risk factors previously discussed in Item 1A - "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 28, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31, 2014 common stock	58,823	(1)	$49.16	—	$—
February 1 through February 28, 2014 common stock	—	(1)	—	—	—
March 1 through March 31, 2014 common stock	3,370	(1)	53.51	—	—

Total	62,193		$49.40	—	$—

(1) The repurchase of equity securities during January of 2014 was completed in conjunction with the vesting of employee nonvested shares. The repurchase of equity securities during March 2014 was completed in conjunction with employee stock option exercises. These repurchases were not made pursuant to a publicly announced plan or program.

Item 3. Defaults Upon Senior Securities

There were no reportable events during the quarter ended March 31, 2014.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

There were no reportable events during the quarter ended March 31, 2014.

Item 6. Exhibits

4.1*
Supplemental Indenture, dated as of March 26, 2014, among the Company, certain subsidiaries of the Company named therein and U.S. Bank National Association, as trustee, is attached hereto as Exhibit 4.1.

4.2*
Supplemental Indenture, dated as of March 26, 2014, among the Company, certain subsidiaries of the Company named therein and U.S. Bank National Association, as trustee, is attached hereto as Exhibit 4.2.

4.3*	Supplemental Indenture, dated as of March 26, 2014, among the Company, certain subsidiaries of the Company named therein and UMB Bank, n.a., as trustee, is attached hereto as Exhibit 4.3.
10.1*
Joinder Agreement, dated as of March 26, 2014, among certain subsidiaries of the Company named therein and KeyBank National Association, as administrative agent, under the Amended and Restated Credit Agreement, dated as of July 23, 2013, among the parties thereto, is attached hereto as Exhibit 10.1.

10.2*
Joinder Agreement, dated as of March 26, 2014, among certain subsidiaries of the Company named therein and KeyBank National Association, as administrative agent, under the Amended and Restated Credit Agreement, dated as of July 23, 2013, among the parties thereto, is attached hereto as Exhibit 10.2.

10.3*
Lender Joinder Agreement, dated as of March 26, 2014, among the Company, certain subsidiaries of the Company named therein, BOKF, NA, as issuing lender, and KeyBank National Association, as administrative agent, under the Amended and Restated Credit Agreement, dated as of July 23, 2013, among the parties thereto, is attached hereto as Exhibit 10.3.

10.4*
Lender Joinder Agreement, dated as of March 26, 2014, among the Company, certain subsidiaries of the Company named therein, the issuing lenders named therein, and KeyBank National Association, as administrative agent, under the Amended and Restated Credit Agreement, dated as of July 23, 2013, among the parties thereto, is attached hereto as Exhibit 10.4.

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

EPR Properties

Dated:	April 30, 2014	By	/s/ David M. Brain
David M. Brain, President and Chief Executive Officer (Principal Executive Officer)

Dated:	April 30, 2014	By	/s/ Mark A. Peterson
Mark A. Peterson, Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Chief Accounting Officer)

Exhibit Index

4.1*
Supplemental Indenture, dated as of March 26, 2014, among the Company, certain subsidiaries of the Company named therein and U.S. Bank National Association, as trustee, is attached hereto as Exhibit 4.1.

4.2*
Supplemental Indenture, dated as of March 26, 2014, among the Company, certain subsidiaries of the Company named therein and U.S. Bank National Association, as trustee, is attached hereto as Exhibit 4.2.

4.3*	Supplemental Indenture, dated as of March 26, 2014, among the Company, certain subsidiaries of the Company named therein and UMB Bank, n.a., as trustee, is attached hereto as Exhibit 4.3.
10.1*
Joinder Agreement, dated as of March 26, 2014, among certain subsidiaries of the Company named therein and KeyBank National Association, as administrative agent, under the Amended and Restated Credit Agreement, dated as of July 23, 2013, among the parties thereto, is attached hereto as Exhibit 10.1.

10.2*
Joinder Agreement, dated as of March 26, 2014, among certain subsidiaries of the Company named therein and KeyBank National Association, as administrative agent, under the Amended and Restated Credit Agreement, dated as of July 23, 2013, among the parties thereto, is attached hereto as Exhibit 10.2.

10.3*
Lender Joinder Agreement, dated as of March 26, 2014, among the Company, certain subsidiaries of the Company named therein, BOKF, NA, as issuing lender, and KeyBank National Association, as administrative agent, under the Amended and Restated Credit Agreement, dated as of July 23, 2013, among the parties thereto, is attached hereto as Exhibit 10.3.

10.4*
Lender Joinder Agreement, dated as of March 26, 2014, among the Company, certain subsidiaries of the Company named therein, the issuing lenders named therein, and KeyBank National Association, as administrative agent, under the Amended and Restated Credit Agreement, dated as of July 23, 2013, among the parties thereto, is attached hereto as Exhibit 10.4.

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