Form 10-Q
period 2014-06-30
EPR PROPERTIES
filed 2014-07-25
CIK 1045450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

At July 24, 2014, there were 53,471,883 common shares outstanding.

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

Factors that could materially and adversely affect us include, but are not limited to, the factors listed below:

•	General international, national, regional and local business and economic conditions;

•	Volatility in the financial markets;

•	Adverse changes in our credit ratings;

•	The downgrade of the U.S. Government's credit rating and any future downgrade of the U.S. Government's credit rating;

•	Fluctuations in interest rates;

•	The duration or outcome of litigation relating to our significant investment in a planned casino and resort development which may cause the development to be indefinitely delayed or cancelled;

•
The success of our significant investment in a planned casino and resort development depends to a large extent upon the proposed casino tenant, Empire Resorts, Inc., being selected to receive one of a limited number of class III gaming licenses from the New York Gaming Facility Location Board;

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

i

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

Our forward-looking statements represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. For further discussion of these factors see Item 1A - "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission ("SEC") on February 28, 2014, as supplemented by Part II, Item 1A - "Risk Factors" in this Quarterly Report on Form 10-Q.

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

ii

iii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
EPR PROPERTIES Consolidated Balance Sheets (Dollars in thousands except share data)

	June 30, 2014	December 31, 2013
	(unaudited)
Assets
Rental properties, net of accumulated depreciation of $439,242 and $409,643 at June 30, 2014 and December 31, 2013, respectively	$2,273,469	$2,104,151
Land held for development	203,443	201,342
Property under development	182,897	89,473
Mortgage notes and related accrued interest receivable	508,689	486,337
Investment in a direct financing lease, net	198,020	242,212
Investment in joint ventures	5,853	5,275
Cash and cash equivalents	13,589	7,958
Restricted cash	17,566	9,714
Deferred financing costs, net	21,902	23,344
Accounts receivable, net	42,830	42,538
Other assets	64,594	59,932
Total assets	$3,532,852	$3,272,276
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$70,383	$72,327
Common dividends payable	15,239	13,601
Preferred dividends payable	5,952	5,952
Unearned rents and interest	29,507	17,046
Debt	1,659,801	1,475,336
Total liabilities	1,780,882	1,584,262
Equity:
Common Shares, $.01 par value; 75,000,000 shares authorized; and 55,254,911 and 53,361,261 shares issued at June 30, 2014 and December 31, 2013, respectively	552	534
Preferred Shares, $.01 par value; 25,000,000 shares authorized:
5,400,000 Series C convertible shares issued at June 30, 2014 and December 31, 2013; liquidation preference of $135,000,000	54	54
3,450,000 Series E convertible shares issued at June 30, 2014 and December 31, 2013; liquidation preference of $86,250,000	35	35
5,000,000 Series F shares issued at June 30, 2014 and December 31, 2013; liquidation preference of $125,000,000	50	50
Additional paid-in-capital	2,093,370	2,003,863
Treasury shares at cost: 1,784,058 and 1,706,109 common shares at June 30, 2014 and December 31, 2013, respectively	(66,096)	(62,177)
Accumulated other comprehensive income	14,225	17,193
Distributions in excess of net income	(290,597)	(271,915)
EPR Properties shareholders’ equity	1,751,593	1,687,637
Noncontrolling interests	377	377
Total equity	$1,751,970	$1,688,014
Total liabilities and equity	$3,532,852	$3,272,276
See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Income (Unaudited) (Dollars in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Rental revenue	$69,918	$60,160	$136,349	$120,548
Tenant reimbursements	4,281	4,452	8,869	9,196
Other income	187	104	361	128
Mortgage and other financing income	17,401	18,236	36,064	36,031
Total revenue	91,787	82,952	181,643	165,903
Property operating expense	5,539	5,990	11,988	13,025
Other expense	219	187	318	336
General and administrative expense	7,079	6,051	14,541	12,703
Costs associated with loan refinancing or payoff	—	5,943	—	5,943
Gain on early extinguishment of debt	—	—	—	(4,539)
Interest expense, net	20,555	20,000	40,453	39,989
Transaction costs	756	224	952	542
Depreciation and amortization	16,002	13,176	31,329	25,998
Income before equity in income from joint ventures and other items	41,637	31,381	82,062	71,906
Equity in income from joint ventures	267	466	578	817
Gain on sale of land	—	—	330	—
Gain on sale of investment in a direct financing lease	220	—	220	—
Income before income taxes	42,124	31,847	83,190	72,723
Income tax expense	1,360	—	2,285	—
Income from continuing operations	$40,764	$31,847	$80,905	$72,723
Discontinued operations:
Income (loss) from discontinued operations	(4)	629	11	394
Transaction (costs) benefit	—	—	3,376	—
Gain on sale of real estate	—	—	—	565
Net income attributable to EPR Properties	40,760	32,476	84,292	73,682
Preferred dividend requirements	(5,952)	(5,952)	(11,904)	(11,904)
Net income available to common shareholders of EPR Properties	$34,808	$26,524	$72,388	$61,778
Per share data attributable to EPR Properties common shareholders:
Basic earnings per share data:
Income from continuing operations	$0.65	$0.55	$1.31	$1.30
Income from discontinued operations	—	0.01	0.06	0.02
Net income available to common shareholders	$0.65	$0.56	$1.37	$1.32
Diluted earnings per share data:
Income from continuing operations	$0.65	$0.55	$1.30	$1.29
Income from discontinued operations	—	0.01	0.06	0.02
Net income available to common shareholders	$0.65	$0.56	$1.36	$1.31
Shares used for computation (in thousands):
Basic	53,458	47,081	53,002	46,969
Diluted	53,654	47,294	53,189	47,172
See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Comprehensive Income (Unaudited) (Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income attributable to EPR Properties	$40,760	$32,476	$84,292	$73,682
Other comprehensive income (loss):
Foreign currency translation adjustment	7,856	(7,684)	(632)	(10,687)
Change in unrealized gain (loss) on derivatives	(8,760)	7,961	(2,336)	10,457
Comprehensive income attributable to EPR Properties	$39,856	$32,753	$81,324	$73,452
See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Changes in Equity Six Months Ended June 30, 2014 (Unaudited) (Dollars in thousands)

	EPR Properties Shareholders’ Equity
	Common Stock		Preferred Stock		Additional paid-in capital	Treasury shares		Accumulated other comprehensive income	Distributions in excess of net income	Noncontrolling Interests	Total
	Shares	Par	Shares	Par
Balance at December 31, 2013	53,361,261	$534	13,850,000	$139	$2,003,863	$(62,177)		$17,193	$(271,915)	$377	$1,688,014
Restricted share units issued to Trustees	19,685	—	—	—	1,054	—	—	—	—	—	1,054
Issuance of nonvested shares, net	280,193	3	—	—	3,571	(2,891)		—	—	—	683
Amortization of nonvested shares	—	—	—	—	3,408	—		—	—	—	3,408
Share option expense	—	—	—	—	729	—		—	—	—	729
Foreign currency translation adjustment	—	—	—	—	—	—		(632)	—	—	(632)
Change in unrealized gain/loss on derivatives	—	—	—	—	—	—		(2,336)	—	—	(2,336)
Net income	—	—	—	—	—	—		—	84,292	—	84,292
Issuances of common shares	1,569,170	15	—	—	79,741	—		—	—	—	79,756
Stock option exercises, net	24,602	—	—	—	1,004	(1,028)		—	—	—	(24)
Dividends to common and preferred shareholders	—	—	—	—	—	—		—	(102,974)	—	(102,974)
Balance at June 30, 2014	55,254,911	$552	13,850,000	$139	$2,093,370	$(66,096)		$14,225	$(290,597)	$377	$1,751,970

See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Cash Flows (Unaudited) (Dollars in thousands)

	Six Months Ended June 30,
	2014	2013
Operating activities:
Net income	$84,292	$73,682
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on early extinguishment of debt	—	(4,539)
Income from discontinued operations	(3,387)	(959)
Gain on sale of land	(330)	—
Gain on sale of investment in a direct financing lease	(220)	—
Costs associated with loan refinancing or payoff	—	5,943
Equity in income from joint ventures	(578)	(817)
Distributions from joint ventures	—	414
Depreciation and amortization	31,329	25,998
Amortization of deferred financing costs	2,076	1,987
Amortization of above market leases	96	—
Share-based compensation expense to management and Trustees	4,671	3,166
Decrease (increase) in restricted cash	(2,671)	12,064
Decrease (increase) in mortgage notes accrued interest receivable	(236)	1,628
Increase in accounts receivable, net	(533)	(2,861)
Increase in direct financing lease receivable	(1,682)	(2,452)
Increase in other assets	(3,392)	(1,819)
Decrease in accounts payable and accrued liabilities	(2)	(249)
Increase (decrease) in unearned rents and interest	4,801	(905)
Net operating cash provided by continuing operations	114,234	110,281
Net operating cash provided by discontinued operations	120	2,445
Net cash provided by operating activities	114,354	112,726
Investing activities:
Acquisition of rental properties and other assets	(44,340)	(18,893)
Proceeds from sale of real estate	3,293	796
Investment in unconsolidated joint ventures	—	(622)
Proceeds from settlement of derivative	5,725	—
Investment in mortgage notes receivable	(22,293)	(28,138)
Proceeds from mortgage note receivable paydown	176	—
Investment in promissory notes receivable	(3,957)	—
Investment in a direct financing lease, net	—	(3,262)
Proceeds from sale of investment in a direct financing lease, net	46,092	—
Additions to properties under development	(151,343)	(72,328)
Net cash used by investing activities of continuing operations	(166,647)	(122,447)
Net proceeds from sale of real estate from discontinued operations	—	24,146
Net cash used by investing activities	(166,647)	(98,301)
Financing activities:
Proceeds from long-term debt facilities	126,000	434,000
Principal payments on long-term debt	(42,976)	(321,380)
Deferred financing fees paid	(634)	(3,777)
Costs associated with loan refinancing or payoff (cash portion)	—	(5,755)
Net proceeds from issuance of common shares	79,669	5,139
Impact of stock option exercises, net	(24)	(662)
Purchase of common shares for treasury	(2,892)	(3,246)
Dividends paid to shareholders	(101,249)	(108,969)
Net cash provided (used) by financing activities	57,894	(4,650)
Effect of exchange rate changes on cash	30	(409)
Net increase in cash and cash equivalents	5,631	9,366
Cash and cash equivalents at beginning of the period	7,958	10,664
Cash and cash equivalents at end of the period	$13,589	$20,030
Supplemental information continued on next page.

EPR PROPERTIES Consolidated Statements of Cash Flows (Unaudited) (Dollars in thousands) Continued from previous page.

	Six Months Ended June 30,
	2014	2013
Supplemental schedule of non-cash activity:
Transfer of property under development to rental property	$57,638	$21,344
Acquisiton of real estate in exchange for assumption of debt at fair value	$101,441	$—
Issuance of nonvested shares and restricted share units at fair value, including nonvested shares issued for payment of bonuses	$15,525	$10,326
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$42,060	$39,446
Cash paid during the period for income taxes	$750	$440
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

2. Summary of Significant Accounting Policies

Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. In addition, operating results for the six month period ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

Revenue Recognition
Rents that are fixed and determinable are recognized on a straight-line basis over the minimum terms of the leases. Base rent escalation on leases that are dependent upon increases in the Consumer Price Index (CPI) is recognized when known. In addition, most of the Company's tenants are subject to additional rents if gross revenues of the properties exceed certain thresholds defined in the lease agreements (percentage rents). Percentage rents as well as participating interest for those mortgage agreements that contain similar such clauses are recognized at the time when specific triggering events occur as provided by the lease or mortgage agreements. Rental revenue included percentage rents of $0.5 million and $0.9 million for the six months ended June 30, 2014 and 2013, respectively. Lease termination fees are recognized when the related leases are canceled and the Company has no obligation to provide services to such former tenants. Termination fees of $123 thousand and $8 thousand were recognized during the six months ended June 30, 2014 and 2013, respectively.

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

Concentrations of Risk
American Multi-Cinema, Inc. (AMC) was the lessee of a substantial portion (26%) of the megaplex theatre rental properties held by the Company at June 30, 2014 as a result of a series of sale leaseback transactions pertaining to AMC megaplex theatres. A substantial portion of the Company’s total revenues (approximately $43.6 million or 24% and $42.7 million or 26%, for the six months ended June 30, 2014 and 2013, respectively) result from the revenue from AMC under the leases, or from its parent, AMC Entertainment, Inc. (AMCE), as the guarantor of AMC’s obligations under the leases. AMCE is wholly owned by AMC Entertainment Holdings, Inc. (AMCEH). AMCEH is a publicly held company (NYSE: AMC) and its consolidated financial information is publicly available as www.sec.gov.

For the six months ended June 30, 2014 and 2013, approximately $20.1 million or 11%, and $21.2 million or 13%, respectively, of total revenue was derived from the Company's four entertainment retail centers in Ontario, Canada. The Company's wholly owned subsidiaries that hold the four Canadian entertainment retail centers represent approximately $227.5 million or 13% and $227.2 million or 13% of the Company's net assets at June 30, 2014 and December 31, 2013, respectively.

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

Share-based compensation expense consists of share option expense, amortization of nonvested share grants, and amortization of share units issued to non-employee Trustees for payment of their annual retainers. Share-based compensation is included in general and administrative expense in the accompanying consolidated statements of income, and totaled $4.7 million and $3.2 million for the six months ended June 30, 2014 and 2013, respectively.

Share Options
Share options are granted to employees pursuant to the Long-Term Incentive Plan. The fair value of share options granted is estimated at the date of grant using the Black-Scholes option pricing model. Share options granted to employees vest over a period of four years and share option expense for these options is recognized on a straight-line basis over the vesting period. Total expense recognized related to share options was $729 thousand and $438 thousand for the six months ended June 30, 2014 and 2013, respectively.

Nonvested Shares Issued to Employees
The Company grants nonvested shares to employees pursuant to both the Annual Incentive Program and the Long-Term Incentive Plan. The Company amortizes the expense related to the nonvested shares awarded to employees under the Long-Term Incentive Plan and the premium awarded under the nonvested share alternative of the Annual Incentive Program on a straight-line basis over the future vesting period (three or four years). Total expense recognized related to all nonvested shares was $3.4 million and $2.4 million for the six months ended June 30, 2014 and 2013, respectively.

Restricted Share Units Issued to Non-Employee Trustees
The Company issues restricted share units to non-employee Trustees for payment of their annual retainers. The fair value of the share units granted was based on the share price at the date of grant. The share units vest upon the earlier of the day preceding the next annual meeting of shareholders or a change of control. The settlement date for the shares is selected by the non-employee Trustee, and ranges from one year from the grant date to upon termination of service. This expense is amortized by the Company on a straight-line basis over the year of service by the non-employee Trustees. Total expense recognized related to shares issued to non-employee Trustees was $534 thousand and $321 thousand for the six months ended June 30, 2014 and 2013, respectively.

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

3. Rental Properties

The following table summarizes the carrying amounts of rental properties as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Buildings and improvements	$2,109,605	$1,937,661
Furniture, fixtures & equipment	27,018	26,676
Land	576,088	549,457
	2,712,711	2,513,794
Accumulated depreciation	(439,242)	(409,643)
Total	$2,273,469	$2,104,151
Depreciation expense on rental properties was $29.7 million and $24.4 million for the six months ended June 30, 2014 and 2013, respectively.

4. Investments

The Company's investment spending during the six months ended June 30, 2014 totaled $319.7 million, and included investments in each of its four operating segments.

Entertainment investment spending during the six months ended June 30, 2014 totaled $143.7 million, and was related primarily to the acquisition of 11 theatres as described below, as well as investments in build-to-suit construction of six megaplex theatres and redevelopment of three existing megaplex theatres, each of which is subject to a long-term triple net lease or long-term mortgage agreement.

On April 21, 2014, the Company acquired 100% of an entity that owns 11 theatre properties in seven states for a total purchase price of approximately $117.7 million. As a part of this transaction, the Company assumed a mortgage loan of $90.3 million, which was booked at fair value on the date of the acquisition and a note payable of $1.9 million, for which the carrying value approximated market value on the date of acquisition. See Note 7 for further details regarding these loans. The theatre properties are leased on a triple net basis under a master lease agreement to a subsidiary of Regal Cinemas, Inc. with the tenant responsible for all taxes, costs and expenses arising from the use or operation of the properties. The remaining initial lease term is approximately 13 years. On the acquisition date, the Company recorded the following in the consolidated balance sheet: $123.7 million to rental properties, $3.3 million to other assets (for in-place leases) and $101.5 million to debt. Proforma financial information for this acquisition has been omitted as the effects of the acquisition are not material to the consolidated financial statements. Acquisition related costs in connection with this acquisition of $0.5 million were expensed as incurred during the six months ended June 30, 2014.

Education investment spending during the six months ended June 30, 2014 totaled $101.9 million, and was related to investments in build-to-suit construction of 19 public charter schools, three private schools and six early childhood education centers, as well as the acquisition of two early childhood education centers located in Arizona, each of which is subject to a long-term triple net lease or long-term mortgage agreement.

Recreation investment spending during the six months ended June 30, 2014 totaled $72.0 million, and was related to build-to-suit construction of 12 TopGolf golf entertainment facilities and additional improvements at two existing Top Golf golf entertainment facilities and Camelback Mountain Resort, each of which is subject to a long-term triple net lease or a long-term mortgage agreement.

Other investment spending during the six months ended June 30, 2014 totaled $2.1 million, and was related to the land held for development in Sullivan County, New York.

5. Accounts Receivable, Net
The following table summarizes the carrying amounts of accounts receivable, net as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Receivable from tenants	$9,848	$10,759
Receivable from non-tenants	77	275
Receivable from Canada Revenue Agency	837	839
Straight-line rent receivable	35,794	33,654
Allowance for doubtful accounts	(3,726)	(2,989)
Total	$42,830	$42,538

6. Investment in a Direct Financing Lease

The Company’s investment in a direct financing lease relates to the Company’s master lease of 23 public charter school properties as of June 30, 2014 and 27 public charter school properties as of December 31, 2013, with affiliates of Imagine Schools, Inc. (Imagine). Investment in a direct financing lease, net represents estimated unguaranteed residual values of leased assets and net unpaid rentals, less related deferred income. The following table summarizes the carrying amounts of investment in a direct financing lease, net as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Total minimum lease payments receivable	$497,777	$633,384
Estimated unguaranteed residual value of leased assets	173,379	215,207
Less deferred income (1)	(473,136)	(606,379)
Investment in a direct financing lease, net	$198,020	$242,212

(1) Deferred income is net of $1.5 million and $1.7 million of initial direct costs at June 30, 2014 and December 31, 2013.

Additionally, the Company determined that no allowance for losses was necessary at June 30, 2014 and December 31, 2013.

The Company’s direct financing lease has expiration dates ranging from approximately 18 to 21 years. Future minimum rentals receivable on this direct financing lease at June 30, 2014 are as follows (in thousands):

Amount
Year:
2014	$10,065
2015	20,522
2016	21,138
2017	21,772
2018	22,425
Thereafter	401,855
Total	$497,777

On April 2, 2014, the Company completed the sale of four public charter school properties located in Florida and previously leased to Imagine for net proceeds of $46.1 million. Accordingly, the Company reduced its investment in a direct financing lease, net, by $45.9 million which included $41.5 million in original acquisition cost. A gain of $0.2 million was recognized during the three months ended June 30, 2014.

7. Debt and Capital Markets

On March 26, 2014, the Company increased the size of its unsecured revolving credit facility from $475.0 million to $535.0 million. As of June 30, 2014, the Company had $79.0 million outstanding under the facility and the total availability under the revolving credit facility was $456.0 million.

Additionally on March 26, 2014, the Company increased the size of its unsecured term loan facility from $265.0 million to $275.0 million.

On April 21, 2014, the Company assumed a mortgage note payable of $90.3 million and a note payable of $1.9 million in conjunction with the acquisition of 11 theatre properties. The mortgage note matures on July 6, 2017 and requires monthly principal and interest payments of approximately $635 thousand with a final principal payment at maturity of approximately $85.1 million. The mortgage note was recorded at fair value upon acquisition which was estimated to be $99.6 million. The fair value of this mortgage note was determined by discounting the future cash flows of the mortgage note using an estimated current market rate of 4.00%. The note payable matures on April 21, 2016, bears interest at 2.50% and requires quarterly interest payments of approximately $12 thousand with principal payment due at maturity. The carrying value of the note approximated fair value on the date of acquisition. Based on these inputs, the Company determined that its valuation of these notes was classified within Level 2 of the fair value hierarchy. See Note 10 for definition of Level 2 inputs.

During the six months ended June 30, 2014, the Company issued pursuant to a registered public offering 1,563,709 common shares under the direct share purchase component of the Dividend Reinvestment and Direct Share Purchase Plan for total net proceeds after expenses of $79.5 million.

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

Consolidated VIEs
As of June 30, 2014, the Company did not have any investments in consolidated VIEs.

Unconsolidated VIE
At June 30, 2014, the Company’s recorded investment in SVVI, a VIE that is unconsolidated, was $183.5 million. The Company’s maximum exposure to loss associated with SVVI is limited to the Company’s outstanding mortgage note and related accrued interest receivable of $183.5 million. While this entity is a VIE, the Company has determined that the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance is not held by the Company.

9. Derivative Instruments

All derivatives are recognized at fair value in the consolidated balance sheets within the line items "Other assets" and "Accounts payable and accrued liabilities" as applicable. The Company's derivatives are subject to a master netting arrangement and the Company has elected not to offset its derivative position for purposes of balance sheet presentation and disclosure. The Company had derivative liabilities of $9.6 million and $4.5 million recorded in “Accounts payable and accrued liabilities” and derivative assets of $3.2 million and $6.1 million recorded in “Other assets” in the consolidated balance sheet at June 30, 2014 and December 31, 2013, respectively. Had the Company elected to offset derivatives in the consolidated balance sheet pursuant to ASU 210-20-45, the Company would have had derivative assets of $3.2 million and $6.1 million that would have been offset against the respective derivative liabilities of $9.6 million and $4.5 million at June 30, 2014 and December 31, 2013, respectively, resulting in a net derivative liability of $6.4 million (with no derivative asset) at June 30, 2014, and a net derivative asset of $1.6 million (with no derivative liability) at December 31, 2013.  The Company had not posted or received collateral with its derivative counterparties as of June 30, 2014 or December 31, 2013. See Note 10 for disclosures relating to the fair value of the derivative instruments as of June 30, 2014 and December 31, 2013.

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

The effective portion of changes in the fair value of interest rate derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (AOCI) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the six months ended June 30, 2014 and 2013, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness on cash flow hedges was recognized during the six months ended June 30, 2014 and 2013.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of June 30, 2014, the Company estimates that during the twelve months ending June 30, 2015, $1.8 million will be reclassified from AOCI to interest expense.

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

As of June 30, 2014, the Company had cross-currency swaps with a fixed original notional value of $100.0 million CAD and $98.1 million U.S. The net effect of these swaps is to lock in an exchange rate of $1.05 CAD per U.S. dollar on approximately $13.5 million of annual CAD denominated cash flows on the properties through June 2018.

The effective portion of changes in the fair value of foreign currency derivatives designated and that qualify as cash flow hedges of foreign exchange risk is recorded in AOCI and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative, as well as amounts excluded from the assessment of hedge effectiveness, is recognized directly in earnings. No hedge ineffectiveness on foreign currency derivatives was recognized for the six months ended June 30, 2014 and 2013. As of June 30, 2014, the Company estimates that during the twelve months ending June 30, 2015, $0.3 million will be reclassified from AOCI to other income.

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

During the six months ended June 30, 2014, the Company received $5.7 million of cash in connection with the settlement of a CAD to U.S. dollar currency forward agreement which was designated as a net investment hedge.  The cash receipt has been reported as part of investing activity in the accompanying consolidated statement of cash flows.  The corresponding change in value of the forward contract for the period from inception to the settlement date of $5.7 million is reported in AOCI as part of the cumulative translation adjustment.  The $5.7 million gain will remain in AOCI and will be reclassified into earnings upon a sale or complete or substantially complete liquidation of the Company’s investment in its four Canadian properties.

For foreign currency derivatives designated as net investment hedges, the effective portion of changes in the fair value of the derivatives are reported in AOCI as part of the cumulative translation adjustment. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness on net investment hedges was recognized for the six months ended June 30, 2014 and 2013. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated.

See Note 10 for disclosure relating to the fair value of the Company’s derivative instruments. Below is a summary of the effect of derivative instruments on the consolidated statements of changes in equity and income for the three and six months ended June 30, 2014 and 2013.

Effect of Derivative Instruments on the Consolidated Statements of Changes in Equity and Income for the Three and Six Months Ended June 30, 2014 and 2013 (Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
Description	2014	2013	2014	2013
Interest Rate Swaps
Amount of Income (Loss) Recognized in AOCI on Derivative (Effective Portion)	$(1,445)	$792	$(2,058)	$586
Amount of Expense Reclassified from AOCI into Earnings (Effective Portion) (1)	(460)	(431)	(909)	(854)
Cross Currency Swaps
Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	(1,808)	1,788	25	2,079
Amount of Income (Expense) Reclassified from AOCI into Earnings (Effective Portion) (2)	88	(49)	261	(151)
Currency Forward Agreements
Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	(5,879)	4,971	(951)	6,906
Amount of Income Reclassified from AOCI into Earnings (Effective Portion) (2)	—	70	—	119
Total
Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	$(9,132)	$7,551	$(2,984)	$9,571
Amount of Expense Reclassified from AOCI into Earnings (Effective Portion)	(372)	(410)	(648)	(886)

(1)	Included in "Interest expense, net" in the accompanying consolidated statements of income for the three and six months ended June 30, 2014 and 2013.

(2)	Included in "Other income" and “Other expense” in the accompanying consolidated statements of income for the three and six months ended June 30, 2014 and 2013.

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

As of June 30, 2014, the fair value of the Company’s derivatives in a liability position related to these agreements was $9.6 million. If the Company breached any of the contractual provisions of these derivative contracts, it would be required to settle its obligations under the agreements at their termination value of $9.9 million.

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

Although the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives also use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of June 30, 2014, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives and therefore, classified its derivatives as Level 2 within the fair value reporting hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 aggregated by the level in the fair value hierarchy within which those measurements are classified and by derivative type.
Assets and Liabilities Measured at Fair Value on a Recurring Basis at June 30, 2014 and December 31, 2013 (Dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets (Liabilities) Balance at end of period
June 30, 2014:
Cross-Currency Swaps*	$—	$1,494	$—	$1,494
Currency Forward Agreements*	$—	$1,702	$—	$1,702
Currency Forward Agreements**	$—	$(4,026)	$—	$(4,026)
Interest Rate Swap Agreements**	$—	$(5,620)	$—	$(5,620)
December 31, 2013:
Cross-Currency Swaps*	$—	$1,730	$—	$1,730
Currency Forward Agreements*	$—	$4,353	$—	$4,353
Interest Rate Swap Agreements**	$—	$(4,472)	$—	$(4,472)
*Included in "Other assets" in the accompanying consolidated balance sheet.
**Included in "Accounts payable and accrued liabilities" in the accompanying consolidated balance sheet.

Non-recurring fair value measurements
Other than the purchase price allocation for the business combination described in Note 4, there were no assets or liabilities measured at fair value on a non-recurring basis during the six months ended June 30, 2014.

Fair Value of Financial Instruments
Management compares the carrying value to the estimated fair value of the Company’s financial instruments. The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instruments at June 30, 2014 and December 31, 2013:

Mortgage notes receivable and related accrued interest receivable:
The fair value of the Company’s mortgage notes and related accrued interest receivable is estimated by discounting the future cash flows of each instrument using current market rates. At June 30, 2014, the Company had a carrying value of $508.7 million in fixed rate mortgage notes receivable outstanding, including related accrued interest, with a weighted average interest rate of approximately 9.12%. The fixed rate mortgage notes bear interest at rates of 5.50% to 11.31%. Discounting the future cash flows for fixed rate mortgage notes receivable using rates of 9.00% to 11.31%, management estimates the fair value of the fixed rate mortgage notes receivable to be approximately $488.6 million with an estimated weighted average market rate of 10.15% at June 30, 2014.

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

Investment in a direct financing lease, net:
The fair value of the Company’s investment in a direct financing lease is estimated by discounting the future cash flows of the instrument using current market rates. At June 30, 2014 and December 31, 2013, the Company had an investment in a direct financing lease with a carrying value of $198.0 million and $242.2 million, respectively, and a weighted average effective interest rate of 12.00% and 12.01%, respectively. The investment in direct financing lease bears interest at effective interest rates of 11.74% to 12.38%. The carrying value of the investment in a direct financing lease approximated the fair market value at June 30, 2014 and December 31, 2013.

Derivative instruments:
Derivative instruments are carried at their fair market value.

Debt instruments:
The fair value of the Company's debt is estimated by discounting the future cash flows of each instrument using current market rates. At June 30, 2014, the Company had a carrying value of $379.0 million in variable rate debt outstanding with a weighted average interest rate of approximately 1.60%. The carrying value of the variable rate debt outstanding approximated the fair market value at June 30, 2014.

At December 31, 2013, the Company had a carrying value of $290.0 million in variable rate debt outstanding with an average weighted interest rate of approximately 1.62%. The carrying value of the variable rate debt outstanding approximated the fair market value at December 31, 2013.

At June 30, 2014 and December 31, 2013, $240.0 million of variable rate debt outstanding under the Company's unsecured term loan facility had been effectively converted to a fixed rate through July 5, 2017 by interest rate swap agreements.

At June 30, 2014, the Company had a carrying value of $1.28 billion in fixed rate long-term debt outstanding with a weighted average interest rate of approximately 5.94%. Discounting the future cash flows for fixed rate debt using rates of 1.99% to 4.63%, management estimates the fair value of the fixed rate debt to be approximately $1.40 billion with an estimated weighted average market rate of 3.85% at June 30, 2014.

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

11. Earnings Per Share

The following table summarizes the Company’s computation of basic and diluted earnings per share (EPS) for the three and six months ended June 30, 2014 and 2013 (amounts in thousands except per share information):

	Three months ended June 30, 2014			Six months ended June 30, 2014
	Income (numerator)	Shares (denominator)	Per Share Amount	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Income from continuing operations	$40,764			$80,905
Less: preferred dividend requirements	(5,952)			(11,904)
Income from continuing operations available to common shareholders	$34,812	53,458	$0.65	$69,001	53,002	$1.31
Income (loss) from discontinued operations available to common shareholders	$(4)	53,458	$—	$3,387	53,002	$0.06
Net income available to common shareholders	$34,808	53,458	$0.65	$72,388	53,002	$1.37
Diluted EPS:
Income from continuing operations available to common shareholders	$34,812	53,458		$69,001	53,002
Effect of dilutive securities:
Share options	—	196		—	187
Income from continuing operations available to common shareholders	$34,812	53,654	$0.65	$69,001	53,189	$1.30
Income (loss) from discontinued operations available to common shareholders	$(4)	53,654	$—	$3,387	53,189	$0.06
Net income available to common shareholders	$34,808	53,654	$0.65	$72,388	53,189	$1.36

	Three months ended June 30, 2013			Six months ended June 30, 2013
	Income (numerator)	Shares (denominator)	Per Share Amount	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Income from continuing operations	$31,847			$72,723
Less: preferred dividend requirements	(5,952)			(11,904)
Income from continuing operations available to common shareholders	$25,895	47,081	$0.55	$60,819	46,969	$1.30
Income from discontinued operations available to common shareholders	$629	47,081	$0.01	$959	46,969	$0.02
Net income available to common shareholders	$26,524	47,081	$0.56	$61,778	46,969	$1.32
Diluted EPS:
Income from continuing operations available to common shareholders	$25,895	47,081		$60,819	46,969
Effect of dilutive securities:
Share options	—	213		—	203
Income from continuing operations available to common shareholders	$25,895	47,294	$0.55	$60,819	47,172	$1.29
Income from discontinued operations available to common shareholders	$629	47,294	$0.01	$959	47,172	$0.02
Net income available to common shareholders	$26,524	47,294	$0.56	$61,778	47,172	$1.31

The additional 1.9 million common shares that would result from the conversion of the Company’s 5.75% Series C cumulative convertible preferred shares and the additional 1.6 million common shares that would result from the conversion of the Company’s 9.0% Series E cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted earnings per share for the three and six months ended June 30, 2014 and 2013 because the effect is anti-dilutive.

The dilutive effect of potential common shares from the exercise of share options is included in diluted earnings per share for the three and six months ended June 30, 2014 and 2013. For the three months ended June 30, 2014 and 2013, options to purchase 33 thousand and 238 thousand shares of common shares, respectively, at per share prices ranging from $45.20 to $65.50 for both periods, were not included in the computation of diluted earnings per share because the options were anti-dilutive. For the six months ended June 30, 2014 and 2013, options to purchase 44 thousand and 331 thousand shares of common shares, respectively, at per share prices ranging from $45.20 to $65.50 for both periods, were not included in the computation of diluted earnings per share because the options were anti-dilutive.

12. Equity Incentive Plan

All grants of common shares and options to purchase common shares are issued under the Company's 2007 Equity Incentive Plan and an aggregate of 3,650,000 common shares, options to purchase common shares and restricted share units, subject to adjustment in the event of certain capital events, may be granted. At June 30, 2014, there were 1,308,186 shares available for grant under the 2007 Equity Incentive Plan.

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

	Number of shares	Option price per share			Weighted avg. exercise price
Outstanding at December 31, 2013	840,665	$18.18	—	$65.50	$40.85
Exercised	(24,602)	32.50	—	47.99	40.82
Granted	172,178	51.64	—	51.64	51.64
Outstanding at June 30, 2014	988,241	$18.18	—	$65.50	$42.73
The weighted average fair value of options granted was $13.87 and $12.35 during the six months ended June 30, 2014 and 2013, respectively. The intrinsic value of stock options exercised was $0.3 million and $2.6 million during the six months ended June 30, 2014 and 2013, respectively. Additionally, the Company repurchased 19,128 shares into treasury shares in conjunction with the stock options exercised during the six months ended June 30, 2014 with a total value of $1.0 million. At June 30, 2014, stock-option expense to be recognized in future periods was $3.4 million.

The expense related to share options included in the determination of net income for the six months ended June 30, 2014 and 2013 was $729 thousand and $438 thousand, respectively. The following assumptions were used in applying the Black-Scholes option pricing model at the grant dates: risk-free interest rate of 2.2% and 1.0% for the six months ended June 30, 2014 and 2013, respectively, dividend yield of 6.4% and 6.5% for the six months ended June 30, 2014 and 2013, respectively, volatility factors in the expected market price of the Company’s common shares of 50.3% and 50.7%, respectively, for the six months ended June 30, 2014 and 2013, 0.28% and 0.23% expected forfeiture rate for the six months ended June 30, 2014 and 2013, respectively, and an expected life of approximately six years for both the six months ended June 30, 2014 and 2013. The Company uses historical data to estimate the expected life of the option and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Additionally, expected volatility is computed based on the average historical volatility of the Company’s publicly traded shares.
The following table summarizes outstanding options at June 30, 2014:

Exercise price range	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)
$ 18.18 - 19.99	201,859	4.6
20.00 - 29.99	—	0.0
30.00 - 39.99	15,050	5.6
40.00 - 49.99	488,301	5.2
50.00 - 59.99	189,678	9.2
60.00 - 65.50	93,353	2.5
	988,241	5.6	$42.73	$13,824
The following table summarizes exercisable options at June 30, 2014:

Exercise price range	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)
$ 18.18 - 19.99	201,859	4.6
20.00 - 29.99	—	0.0
30.00 - 39.99	15,050	5.6
40.00 - 49.99	344,397	4.0
50.00 - 59.99	11,875	4.6
60.00 - 65.50	93,353	2.5
	666,534	4.0	$39.48	$11,752

Nonvested Shares
A summary of the Company’s nonvested share activity and related information is as follows:

	Number of shares	Weighted avg. grant date fair value	Weighted avg. life remaining
Outstanding at December 31, 2013	371,864	$46.00
Granted	280,193	51.64
Vested	(149,324)	45.26
Outstanding at June 30, 2014	502,733	$49.36	1.50
The holders of nonvested shares have voting rights and receive dividends from the date of grant. These shares vest ratably over a period of three to four years. The fair value of the nonvested shares that vested was $7.3 million and $6.7 million for the six months ended June 30, 2014 and 2013, respectively. At June 30, 2014, unamortized share-based compensation expense related to nonvested shares was $15.7 million.

Restricted Share Units
A summary of the Company’s restricted share unit activity and related information is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Life Remaining
Outstanding at December 31, 2013	17,530	$58.38
Granted	19,685	53.55
Vested	(17,530)	58.38
Outstanding at June 30, 2014	19,685	$53.55	0.88

The holders of restricted share units receive dividend equivalents from the date of grant. The share units vest upon the earlier of the day preceding the next annual meeting of shareholders or a change of control. The settlement date for the shares is selected by the non-employee Trustee, and ranges from one year from the grant date to upon termination of service. At June 30, 2014, unamortized share-based compensation expense related to restricted share units was $878 thousand.

13. Discontinued Operations

Included in discontinued operations for the six months ended June 30, 2014 is the reversal of a liability that was established with the March 4, 2010 acquisition of Toronto Dundas Square. This liability was reversed as the related payment is not expected to occur. Included in discontinued operations for the three and six months ended June 30, 2013 are the operations operations of five winery and vineyard properties which were sold during 2013.

The operating results relating to discontinued operations are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Rental revenue	$—	$714	$3	$1,459
Tenant reimbursements	—	554	—	554
Total revenue	—	1,268	3	2,013
Property operating expense (benefit)	4	(20)	10	(30)
Other expense (benefit)	—	87	(18)	154
Transaction costs (benefit)	—	—	(3,376)	—
Interest income, net	—	(28)	—	(28)
Depreciation and amortization	—	600	—	1,523
Income (loss) before gain on sale or acquisition of real estate	(4)	629	3,387	394
Gain on sale of real estate	—	—	—	565
Net income (loss)	$(4)	$629	$3,387	$959

14. Other Commitments and Contingencies

As of June 30, 2014, the Company had 11 entertainment development projects for which it has commitments to fund approximately $57.4 million, 22 education development projects for which it has commitments to fund approximately $172.4 million and seven recreation development projects for which it has commitments to fund approximately $89.2 million. Development costs are advanced by the Company in periodic draws. If the Company determines that construction is not being completed in accordance with the terms of the development agreement, it can discontinue funding construction draws. The Company has agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

The Company has certain commitments related to its mortgage note investments that it may be required to fund in the future. The Company is generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of June 30, 2014, the Company had 11 mortgage notes receivable with commitments totaling approximately $217.0 million. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

The Company has provided guarantees of the payment of certain economic development revenue bonds totaling $20.4 million related to two theatres in Louisiana for which the Company earns a fee at annual rates of 2.88% to 4.00% over the 30-year terms of the related bonds. The Company recorded $8.6 million as a deferred asset included in other assets and $8.6 million included in other liabilities in the accompanying consolidated balance sheet as of June 30, 2014 related to these guarantees. No amounts have been accrued as a loss contingency related to these guarantees because payment by the Company is not probable.

On June 7, 2011, affiliates of Louis Cappelli, Concord Associates, L.P., Concord Resort, LLC and Concord Kiamesha LLC (the Cappelli Group), filed a complaint with the Supreme Court of the State of New York, County of Sullivan, against two subsidiaries of the Company seeking (i) a declaratory judgment the Company's obligations under a previously disclosed settlement agreement involving these entities, (ii) an order that the Company execute the golf course lease and the “Racino Parcel” lease subject to the settlement agreement, and (iii) an extension of the restrictive covenant against ownership or operation of a casino on the Concord resort property under the settlement agreement (the Restrictive Covenant), which covenant was set to expire on December 31, 2011. The Company filed counterclaims seeking related relief. The Cappelli Group subsequently obtained leave to discontinue its claims, but the counterclaims remained pending. On June 30, 2014, the Court (i) denied the Cappelli Group's motion to dismiss the counterclaims, (ii) granted the Company's motion for summary judgment finding that the Cappelli Group missed the December 31, 2011 deadline to fully execute a master credit agreement which was a condition to the Company's obligation to continue its joint development activities with the Cappelli Group under the settlement agreement, (iii) granted the Company's motion for summary judgment finding that the Restrictive Covenant had expired, and (iv) granted the Company's motion for declaratory relief declaring the Company as master developer of the Concord resort property. Subject to the Cappelli Group's right to appeal these decisions, we believe these orders resolve all remaining issues in the Sullivan County, New York case.

Since our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed with the SEC on April 30, 2014, there have been no material developments involving the action filed by the Cappelli Group in Westchester County, New York or the appeal of the action filed by Mr. Cappelli and Concord Associates, L.P. in the United Stated District Court for the Southern District of New York.

The Company has not determined that losses related to these matters are probable. Because of the favorable rulings from the United States District Court and the Supreme Court of Sullivan County, New York, and the pending or potential appeals, together with the inherent difficulty of predicting the outcome of litigation generally, the Company does not have sufficient information to determine the amount or range of reasonably possible loss with respect to these matters. The Company's assessments are based on estimates and assumptions that have been deemed reasonable by management, but that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause the Company to change those estimates and assumptions. The Company intends to vigorously defend the claims asserted against the Company and certain of its subsidiaries by the Cappelli Group and its affiliates, for which the Company believes it has meritorious defenses, but there can be no assurances as to its outcome.

15. Segment Information

The Company groups investments into four reportable operating segments: Entertainment, Education, Recreation and Other. The financial information summarized below is presented by reportable operating segment:

Balance Sheet Data:
	As of June 30, 2014
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Total Assets	$2,043,532	$596,987	$635,187	$211,864	$45,282	$3,532,852

	As of December 31, 2013
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Total Assets	$1,921,836	$542,052	$553,019	$210,064	$45,305	$3,272,276

Operating Data:
	Three Months Ended June 30, 2014
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Rental revenue	$59,502	$5,519	$4,612	$285	$—	$69,918
Tenant reimbursements	4,281	—	—	—	—	4,281
Other income (loss)	(12)	—	—	92	107	187
Mortgage and other financing income	1,768	7,440	8,096	97	—	17,401
Total revenue	65,539	12,959	12,708	474	107	91,787

Property operating expense	5,381	—	—	158	—	5,539
Other expense	—	—	—	219	—	219
Total investment expenses	5,381	—	—	377	—	5,758
Net operating income - before unallocated items	60,158	12,959	12,708	97	107	86,029

Reconciliation to Consolidated Statements of Income:
General and administrative expense						(7,079)
Interest expense, net						(20,555)
Transaction costs						(756)
Depreciation and amortization						(16,002)
Equity in income from joint ventures						267
Gain on sale of investment in a direct financing lease						220
Income tax expense						(1,360)
Discontinued operations:
Loss from discontinued operations						(4)
Net income attributable to EPR Properties						40,760
Preferred dividend requirements						(5,952)
Net income available to common shareholders of EPR Properties						$34,808

	Three Months Ended June 30, 2013
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Rental revenue	$54,522	$3,152	$1,782	$704	$—	$60,160
Tenant reimbursements	4,452	—	—	—	—	4,452
Other income	24	—	—	77	3	104
Mortgage and other financing income	2,223	8,145	7,789	79	—	18,236
Total revenue	61,221	11,297	9,571	860	3	82,952

Property operating expense	5,840	—	—	150	—	5,990
Other expense	—	—	—	208	(21)	187
Total investment expenses	5,840	—	—	358	(21)	6,177
Net operating income - before unallocated items	55,381	11,297	9,571	502	24	76,775

Reconciliation to Consolidated Statements of Income:
General and administrative expense						(6,051)
Costs associated with loan refinancing or payoff						(5,943)
Interest expense, net						(20,000)
Transaction costs						(224)
Depreciation and amortization						(13,176)
Equity in income from joint ventures						466
Discontinued operations:
Income from discontinued operations						629
Net income attributable to EPR Properties						32,476
Preferred dividend requirements						(5,952)
Net income available to common shareholders of EPR Properties						$26,524

	Six Months Ended June 30, 2014
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Rental revenue	$116,324	$10,996	$8,459	$570	$—	$136,349
Tenant reimbursements	8,869	—	—	—	—	8,869
Other income (loss)	(12)	—	—	93	280	361
Mortgage and other financing income	3,490	16,218	16,162	194	—	36,064
Total revenue	128,671	27,214	24,621	857	280	181,643

Property operating expense	11,654	—	—	334	—	11,988
Other expense	—	—	—	318	—	318
Total investment expenses	11,654	—	—	652	—	12,306
Net operating income - before unallocated items	117,017	27,214	24,621	205	280	169,337

Reconciliation to Consolidated Statements of Income:
General and administrative expense						(14,541)
Interest expense, net						(40,453)
Transaction costs						(952)
Depreciation and amortization						(31,329)
Equity in income from joint ventures						578
Gain on sale of land						330
Gain on sale of investment in a direct financing lease						220
Income tax expense						(2,285)
Discontinued operations:
Income from discontinued operations						11
Transaction (costs) benefit						3,376
Net income attributable to EPR Properties						84,292
Preferred dividend requirements						(11,904)
Net income available to common shareholders						$72,388

	Six Months Ended June 30, 2013
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Rental revenue	$109,504	$6,310	$3,691	$1,043	$—	$120,548
Tenant reimbursements	9,196	—	—	—	—	9,196
Other income	47	—	—	78	3	128
Mortgage and other financing income	4,427	16,102	15,344	158	—	36,031
Total revenue	123,174	22,412	19,035	1,279	3	165,903

Property operating expense	12,976	—	—	49	—	13,025
Other expense	—	—	—	305	31	336
Total investment expenses	12,976	—	—	354	31	13,361
Net operating income (loss) - before unallocated items	110,198	22,412	19,035	925	(28)	152,542

Reconciliation to Consolidated Statements of Income:
General and administrative expense						(12,703)
Costs associated with loan refinancing or payoff						(5,943)
Gain on early extinguishment of debt						4,539
Interest expense, net						(39,989)
Transaction costs						(542)
Depreciation and amortization						(25,998)
Equity in income from joint ventures						817
Discontinued operations:
Income from discontinued operations						394
Gain on sale of real estate						565
Net income attributable to EPR Properties						73,682
Preferred dividend requirements						(11,904)
Net income available to common shareholders						$61,778

16. Condensed Consolidating Financial Statements

A portion of the Company's subsidiaries have guaranteed the Company’s indebtedness under the Company's unsecured senior notes, unsecured revolving credit facility and unsecured term loan facility. The guarantees are joint and several, full and unconditional and subject to customary release provisions. The following summarizes the Company’s condensed consolidating information as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013 (in thousands):
Condensed Consolidating Balance Sheet As of June 30, 2014

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets
Rental properties, net	$—	$1,532,241	$741,228	$—	$2,273,469
Land held for development	—	—	203,443	—	203,443
Property under development	332	172,833	9,732	—	182,897
Mortgage notes and related accrued interest receivable	—	470,038	38,651	—	508,689
Investment in a direct financing lease, net	—	198,020	—	—	198,020
Investment in joint ventures	—	—	5,853	—	5,853
Cash and cash equivalents	4,647	799	8,143	—	13,589
Restricted cash	—	15,655	1,911	—	17,566
Deferred financing costs, net	16,245	4,927	730	—	21,902
Accounts receivable, net	96	26,471	16,263	—	42,830
Intercompany notes receivable	—	—	175,757	(175,757)	—
Investments in subsidiaries	2,924,272	—	—	(2,924,272)	—
Other assets	20,507	9,899	34,188	—	64,594
Total assets	$2,966,099	$2,430,883	$1,235,899	$(3,100,029)	$3,532,852
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$42,565	$16,176	$11,642	$—	$70,383
Dividends payable	21,191	—	—	—	21,191
Unearned rents and interest	750	23,392	5,365	—	29,507
Intercompany notes payable	—	—	175,757	(175,757)	—
Debt	1,150,000	79,000	430,801	—	1,659,801
Total liabilities	1,214,506	118,568	623,565	(175,757)	1,780,882
EPR Properties shareholders’ equity	1,751,593	2,312,315	611,957	(2,924,272)	1,751,593
Noncontrolling interests	—	—	377	—	377
Total equity	$1,751,593	$2,312,315	$612,334	$(2,924,272)	$1,751,970
Total liabilities and equity	$2,966,099	$2,430,883	$1,235,899	$(3,100,029)	$3,532,852

Condensed Consolidating Balance Sheet As of December 31, 2013

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets
Rental properties, net	$—	$1,474,501	$629,650	$—	$2,104,151
Land held for development	—	—	201,342	—	201,342
Property under development	18	84,397	5,058	—	89,473
Mortgage notes and related accrued interest receivable	—	460,533	25,804	—	486,337
Investment in a direct financing lease, net	—	242,212	—	—	242,212
Investment in joint ventures	—	—	5,275	—	5,275
Cash and cash equivalents	449	1,826	5,683	—	7,958
Restricted cash	1,150	6,735	1,829	—	9,714
Deferred financing costs, net	17,221	5,439	684	—	23,344
Accounts receivable, net	106	25,158	17,274	—	42,538
Intercompany notes receivable	—	—	175,757	(175,757)	—
Investments in subsidiaries	2,852,543	—	—	(2,852,543)	—
Other assets	19,292	11,040	29,600	—	59,932
Total assets	$2,890,779	$2,311,841	$1,097,956	$(3,028,300)	$3,272,276
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$43,589	$20,564	$8,174	$—	$72,327
Dividends payable	19,553	—	—	—	19,553
Unearned rents and interest	—	14,295	2,751	—	17,046
Intercompany notes payable	—	—	175,757	(175,757)	—
Debt	1,140,000	—	335,336	—	1,475,336
Total liabilities	1,203,142	34,859	522,018	(175,757)	1,584,262
EPR Properties shareholders’ equity	1,687,637	2,276,982	575,561	(2,852,543)	1,687,637
Noncontrolling interests	—	—	377	—	377
Total equity	$1,687,637	$2,276,982	$575,938	$(2,852,543)	$1,688,014
Total liabilities and equity	$2,890,779	$2,311,841	$1,097,956	$(3,028,300)	$3,272,276

Condensed Consolidating Statement of Income Three Months Ended June 30, 2014

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantors Subsidiaries	Consolidated Elimination	Consolidated
Rental revenue	$—	$46,455	$23,463	$—	$69,918
Tenant reimbursements	—	819	3,462	—	4,281
Other income	107	—	80	—	187
Mortgage and other financing income	187	16,522	692	—	17,401
Intercompany fee income	799	—	—	(799)	—
Interest income on intercompany notes receivable	—	—	6,043	(6,043)	—
Total revenue	1,093	63,796	33,740	(6,842)	91,787
Equity in subsidiaries’ earnings	55,831	—	—	(55,831)	—
Property operating expense	—	1,871	3,668	—	5,539
Intercompany fee expense	—	—	799	(799)	—
Other expense	—	—	219	—	219
General and administrative expense	—	4,591	2,488	—	7,079
Interest expense, net	15,746	(661)	5,470	—	20,555
Interest expense on intercompany notes payable	—	—	6,043	(6,043)	—
Transaction costs	—	—	756	—	756
Depreciation and amortization	274	10,590	5,138	—	16,002
Income before equity in income from joint ventures and other items	40,904	47,405	9,159	(55,831)	41,637
Equity in income from joint ventures	—	—	267	—	267
Gain on sale of investment in a direct financing lease	—	220	—	—	220
Income before income taxes	40,904	47,625	9,426	(55,831)	42,124
Income tax expense	144	—	1,216	—	1,360
Income from continuing operations	$40,760	$47,625	$8,210	$(55,831)	$40,764
Discontinued operations:
Loss from discontinued operations	—	(4)	—	—	(4)
Net income attributable to EPR Properties	40,760	47,621	8,210	(55,831)	40,760
Preferred dividend requirements	(5,952)	—	—	—	(5,952)
Net income available to common shareholders of EPR Properties	$34,808	$47,621	$8,210	$(55,831)	$34,808
Comprehensive income attributable to EPR Properties	$39,856	$47,621	$8,291	$(55,912)	$39,856

Condensed Consolidating Statement of Income Three Months Ended June 30, 2013

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Rental revenue	$—	$38,749	$21,411	$—	$60,160
Tenant reimbursements	—	855	3,597	—	4,452
Other income	26	—	78	—	104
Mortgage and other financing income	252	16,885	1,099	—	18,236
Intercompany fee income	658	—	—	(658)	—
Interest income on intercompany notes receivable	4,233	—	95	(4,328)	—
Total revenue	5,169	56,489	26,280	(4,986)	82,952
Equity in subsidiaries’ earnings	40,167	—	—	(40,167)	—
Property operating expense	—	2,028	3,962	—	5,990
Intercompany fee expense	—	—	658	(658)	—
Other expense	—	—	187	—	187
General and administrative expense	—	4,071	1,980	—	6,051
Costs associated with loan refinancing	—	1,765	4,178	—	5,943
Interest expense, net	12,527	1,404	6,069	—	20,000
Interest expense on intercompany notes payable	—	—	4,328	(4,328)	—
Transaction costs	224	—	—	—	224
Depreciation and amortization	272	8,338	4,566	—	13,176
Income before equity in income from joint ventures and other items	32,313	38,883	352	(40,167)	31,381
Equity in income from joint ventures	163	—	303	—	466
Income from continuing operations	$32,476	$38,883	$655	$(40,167)	$31,847
Discontinued operations:
Income (loss) from discontinued operations	—	711	(82)	—	629
Net income attributable to EPR Properties	32,476	39,594	573	(40,167)	32,476
Preferred dividend requirements	(5,952)	—	—	—	(5,952)
Net income available to common shareholders of EPR Properties	$26,524	$39,594	$573	$(40,167)	$26,524
Comprehensive income (loss) attributable to EPR Properties	$32,753	$39,713	$(492)	$(39,221)	$32,753

Condensed Consolidating Statement of Income Six Months Ended June 30, 2014

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantors Subsidiaries	Consolidated Elimination	Consolidated
Rental revenue	$—	$91,565	$44,784	$—	$136,349
Tenant reimbursements	—	1,802	7,067	—	8,869
Other income	280	—	81	—	361
Mortgage and other financing income	374	34,317	1,373	—	36,064
Intercompany fee income	1,579	—	—	(1,579)	—
Interest income on intercompany notes receivable	—	—	13,106	(13,106)	—
Total revenue	2,233	127,684	66,411	(14,685)	181,643
Equity in subsidiaries’ earnings	114,296	—	—	(114,296)	—
Property operating expense	(1)	4,267	7,722	—	11,988
Intercompany fee expense	—	—	1,579	(1,579)	—
Other expense	—	—	318	—	318
General and administrative expense	—	9,500	5,041	—	14,541
Costs associated with loan refinancing	—	—	—	—	—
Interest expense, net	31,435	(1,073)	10,091	—	40,453
Interest expense on intercompany notes payable	—	—	13,106	(13,106)	—
Transaction costs	—	—	952	—	952
Depreciation and amortization	550	21,093	9,686	—	31,329
Income before equity in income from joint ventures and other items	84,545	93,897	17,916	(114,296)	82,062
Equity in income from joint ventures	—	—	578	—	578
Gain on sale of land	—	—	330	—	330
Gain on sale of investment in a direct financing lease	—	220	—	—	220
Income before income taxes	84,545	94,117	18,824	(114,296)	83,190
Income tax expense	253	—	2,032	—	2,285
Income from continuing operations	$84,292	$94,117	$16,792	$(114,296)	$80,905
Discontinued operations:
Income (loss) from discontinued operations	—	(7)	18	—	11
Transaction costs (benefit)	—	3,376	—	—	3,376
Net income attributable to EPR Properties	84,292	97,486	16,810	(114,296)	84,292
Preferred dividend requirements	(11,904)	—	—	—	(11,904)
Net income available to common shareholders of EPR Properties	$72,388	$97,486	$16,810	$(114,296)	$72,388
Comprehensive income attributable to EPR Properties	$81,324	$97,629	$14,848	$(112,477)	$81,324

Condensed Consolidating Statement of Income Six Months Ended June 30, 2013

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantors Subsidiaries	Consolidated Elimination	Consolidated
Rental revenue	$—	$77,841	$42,707	$—	$120,548
Tenant reimbursements	—	1,869	7,327	—	9,196
Other income	49	—	79		128
Mortgage and other financing income	504	33,338	2,189	—	36,031
Intercompany fee income	1,326	—	—	(1,326)	—
Interest income on intercompany notes receivable	8,498	—	188	(8,686)	—
Total revenue	10,377	113,048	52,490	(10,012)	165,903
Equity in subsidiaries’ earnings	88,501	—	—	(88,501)	—
Property operating expense	—	5,524	7,501	—	13,025
Intercompany fee expense	—	—	1,326	(1,326)	—
Other expense	—	—	336	—	336
General and administrative expense	—	8,570	4,133	—	12,703
Costs associated with loan refinancing or payoff	—	1,765	4,178	—	5,943
Gain on early extinguishment of debt	—	(4,539)	—	—	(4,539)
Interest expense, net	24,455	3,163	12,371	—	39,989
Interest expense on intercompany notes payable	—	—	8,686	(8,686)	—
Transaction costs	542	—	—	—	542
Depreciation and amortization	545	16,159	9,294	—	25,998
Income before equity in income from joint ventures and other items	73,336	82,406	4,665	(88,501)	71,906
Equity in income from joint ventures	346	—	471	—	817
Income from continuing operations	$73,682	$82,406	$5,136	$(88,501)	$72,723
Discontinued operations:
Income (loss) from discontinued operations	—	690	(296)	—	394
Gain on sale of acquisition of real estate	—	—	565	—	565
Net income attributable to EPR Properties	73,682	83,096	5,405	(88,501)	73,682
Preferred dividend requirements	(11,904)	—	—	—	(11,904)
Net income available to common shareholders of EPR Properties	$61,778	$83,096	$5,405	$(88,501)	$61,778
Comprehensive income attributable to EPR Properties	$73,452	$83,298	$3,532	$(86,830)	$73,452

Condensed Consolidating Statement of Cash Flows Six Months Ended June 30, 2014

	EPR Properties (Issuer)		Wholly Owned Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Intercompany fee income (expense)	$1,579		$—	$(1,579)	$—
Interest income (expense) on intercompany receivable/payable	—		—	—	—
Net cash provided (used) by other operating activities	(32,070)		111,987	34,317	114,234
Net cash provided (used) by operating activities of continuing operations	(30,491)		111,987	32,738	114,234
Net cash provided by operating activities of discontinued operations	—		52	68	120
Net cash provided (used) by operating activities	(30,491)		112,039	32,806	114,354
Investing activities:
Acquisition of rental properties and other assets	(130)		(18,312)	(25,898)	(44,340)
Proceeds from sale of real estate	—		—	3,293	3,293
Proceed from settlement of derivative	—	—	—	5,725	5,725
Investment in mortgage notes receivable	—		(9,631)	(12,662)	(22,293)
Proceeds from mortgage note receivable paydown	—		176	—	176
Investment in promissory notes receivable	—		(721)	(3,236)	(3,957)
Proceeds from sale of investments in a direct financing lease, net	—		46,092	—	46,092
Additions to property under development	(314)		(144,073)	(6,956)	(151,343)
Advances to subsidiaries, net	49,798		(65,371)	15,573	—
Net cash provided (used) by investing activities	49,354		(191,840)	(24,161)	(166,647)
Financing activities:
Proceeds from long-term debt facilities	10,000		116,000	—	126,000
Principal payments on long-term debt	—		(37,000)	(5,976)	(42,976)
Deferred financing fees paid	(169)		(266)	(199)	(634)
Net proceeds from issuance of common shares	79,669		—	—	79,669
Impact of stock option exercises, net	(24)		—	—	(24)
Purchase of common shares for treasury	(2,892)		—	—	(2,892)
Dividends paid to shareholders	(101,249)		—	—	(101,249)
Net cash provided (used) by financing activities	(14,665)		78,734	(6,175)	57,894
Effect of exchange rate changes on cash	—		40	(10)	30
Net increase (decrease) in cash and cash equivalents	4,198		(1,027)	2,460	5,631
Cash and cash equivalents at beginning of the period	449		1,826	5,683	7,958
Cash and cash equivalents at end of the period	$4,647		$799	$8,143	$13,589

Condensed Consolidating Statement of Cash Flows Six Months Ended June 30, 2013

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Intercompany fee income (expense)	$1,326	$—	$(1,326)	$—
Interest income (expense) on intercompany receivable/payable	8,498	—	(8,498)	—
Net cash provided (used) by other operating activities	(21,699)	101,141	30,839	110,281
Net cash provided (used) by operating activities of continuing operations	(11,875)	101,141	21,015	110,281
Net cash provided by operating activities of discontinued operations	—	129	2,316	2,445
Net cash provided (used) by operating activities	(11,875)	101,270	23,331	112,726
Investing activities:
Acquisition of rental properties and other assets	(148)	(15,943)	(2,802)	(18,893)
Proceeds from sale of real estate	—	—	796	796
Investment in unconsolidated joint ventures	(622)	—	—	(622)
Investment in mortgage note receivable	—	(26,873)	(1,265)	(28,138)
Investment in a direct financing lease, net	—	(3,262)	—	(3,262)
Additions to property under development	—	(69,185)	(3,143)	(72,328)
Investment in (repayment of) intercompany notes payable	(94,279)	—	94,279	—
Advances to subsidiaries, net	(63,987)	97,405	(33,418)	—
Net cash provided (used) by investing activities of continuing operations	(159,036)	(17,858)	54,447	(122,447)
Net proceeds from sale of real estate from discontinued operations	—	—	24,146	24,146
Net cash provided (used) by investing activities	(159,036)	(17,858)	78,593	(98,301)
Financing activities:
Proceeds from long-term debt facilities	290,000	144,000	—	434,000
Principal payments on long-term debt	—	(225,819)	(95,561)	(321,380)
Deferred financing fees paid	(3,746)	(13)	(18)	(3,777)
Costs associated with loan refinancing or payoff (cash portion)	—	(1,718)	(4,037)	(5,755)
Net proceeds from issuance of common shares	5,139	—	—	5,139
Impact of stock option exercises, net	(662)	—	—	(662)
Purchase of common shares for treasury	(3,246)	—	—	(3,246)
Dividends paid to shareholders	(108,969)	—	—	(108,969)
Net cash provided (used) by financing activities	178,516	(83,550)	(99,616)	(4,650)
Effect of exchange rate changes on cash	—	2	(411)	(409)
Net increase (decrease) in cash and cash equivalents	7,605	(136)	1,897	9,366
Cash and cash equivalents at beginning of the period	1,531	832	8,301	10,664
Cash and cash equivalents at end of the period	$9,136	$696	$10,198	$20,030

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto on this Form 10-Q of EPR Properties (“the Company”, “EPR”, “we” or “us”). The forward-looking statements included in this discussion and elsewhere on this Form 10-Q involve risks and uncertainties, including anticipated financial performance, business prospects, industry trends, shareholder returns, performance of leases by tenants, performance on loans to customers and other matters, which reflect management's best judgment based on factors currently known. See “Cautionary Statement Concerning Forward-Looking Statements” which is incorporated herein by reference. Actual results and experience could differ materially from the anticipated results and other expectations expressed in our forward-looking statements as a result of a number of factors, including but not limited to those discussed in this Item and Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 28, 2014, as supplemented by Part II, Item 1A - “Risk Factors” in this Quarterly Report on Form 10-Q.

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

Historically, our primary challenges have been locating suitable properties, negotiating favorable lease or financing terms (on new or existing properties), and managing our portfolio as we have continued to grow. We believe our management’s knowledge and industry relationships have facilitated opportunities for us to acquire, finance and lease properties. Our business is subject to a number of risks and uncertainties, including those described in Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, as supplemented by Part II, Item 1A - “Risk Factors” in this Quarterly Report on Form 10-Q.

As of June 30, 2014, our total assets exceeded $3.5 billion (after accumulated depreciation of approximately $0.4 billion) which included investments in each of our four operating segments with properties located in 39 states, the District of Columbia and Ontario, Canada.

•
Our Entertainment segment included investments in 125 megaplex theatre properties, nine entertainment retail centers (which include eight additional megaplex theatre properties and one live performance venue) and five family entertainment centers. Our portfolio of owned entertainment properties consisted of 11.6 million square feet and was 99% leased, including megaplex theaters that were 100% leased.

•
Our Education segment included investments in 53 public charter school properties and two early education centers. Our portfolio of owned education properties consisted of 2.6 million square feet and was 100% leased.

•	Our Recreation segment included investments in 14 metropolitan ski areas, four waterparks and eight golf entertainment complexes. Our portfolio of owned recreation properties was 100% leased.

•	Our Other segment consisted primarily of the land held for development in Sullivan County, New York.

The combined owned portfolio consisted of 15.1 million square feet and was 99% leased. As of June 30, 2014, we also had invested approximately $182.9 million in property under development.

Our total investments were approximately $3.8 billion at June 30, 2014. Total investments is defined herein as the sum of the carrying values of rental properties and rental properties held for sale (before accumulated depreciation), land held for development, property under development, mortgage notes receivable (including related accrued interest receivable), net, investment in a direct financing lease, net, investment in joint ventures, intangible assets (before accumulated amortization) and notes receivable and related accrued interest receivable, net. Below is a reconciliation of the carrying value of total investments to the constituent items in the consolidated balance sheet at June 30, 2014 (in thousands):

Rental properties, net of accumulated depreciation	$2,273,469
Add back accumulated depreciation on rental properties	439,242
Land held for development	203,443
Property under development	182,897
Mortgage notes and related accrued interest receivable	508,689
Investment in a direct financing lease, net	198,020
Investment in joint ventures	5,853
Intangible assets, gross(1)	21,651
Notes receivable and related accrued interest receivable, net(1)	7,097
Total investments	$3,840,361

(1)	Included in other assets in the accompanying consolidated balance sheet. Other assets includes the following:
	Intangible assets, gross	$21,651
	Less: accumulated amortization on intangible assets	(12,306)
	Notes receivable and related accrued interest receivable, net	7,097
	Prepaid expenses and other current assets	48,152
	Total other assets	$64,594

Management believes that total investments is a useful measure for management and investors as it illustrates across which asset categories the Company’s funds have been invested. Total investments is a non-GAAP financial measure and is not a substitute for total assets under GAAP. It is most directly comparable to the GAAP measure, “Total assets”. Furthermore, total investments may not be comparable to similarly titled financial measures reported by other companies due to differences in the way the Company calculates this measure. Below is a reconciliation of total investments to “Total assets” in the consolidated balance sheet at June 30, 2014 (in thousands):

Total investments	$3,840,361
Cash and cash equivalents	13,589
Restricted cash	17,566
Deferred financing costs, net	21,902
Account receivable, net	42,830
Less: accumulated depreciation on rental properties	(439,242)
Less: accumulated amortization on intangible assets	(12,306)
Prepaid expenses and other current assets	48,152
Total assets	$3,532,852

For financial reporting purposes, we group our investments into four reportable operating segments: Entertainment, Education, Recreation and Other. Of our total investments of $3.8 billion at June 30, 2014, $2.4 billion or 63% related to our Entertainment segment, $592.5 million or 15% related to our Education segment, $626.8 million or 16% related to our Recreation segment and $214.1 million or 6% related to our Other segment.

Operating Results

Our total revenue, net income available to common shareholders and Funds From Operations As Adjusted ("FFOAA") are detailed below for the three and six months ended June 30, 2014 and 2013 (in millions, except per share information):

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Increase	2014	2013	Increase
Total revenue	$91.8	$83.0	11%	$181.6	$165.9	9%
Net income available to common shareholders of EPR Properties	34.8	26.5	31%	72.4	61.8	17%
FFOAA per diluted share	0.97	0.98	(1)%	1.91	1.92	(1)%

Three and Six Months Ended June 30, 2014

•
Our total revenue, net income available to common shareholders of EPR Properties and FFOAA per diluted share were favorably impacted primarily from the results of investment spending in 2013 and 2014 and lower financing rates.

•
Our net income available to common shareholders of EPR Properties was favorably impacted by a $3.4 million reversal of a liability that was established related to the acquisition of Toronto Dundas Square (now sold) as well as gains from property dispositions of $0.5 million.

•	Our net income available to common shareholders of EPR Properties was unfavorably impacted by the sale of four public charter schools as well as income tax expense related to our Canadian operations.

•	Our per share results were also unfavorably impacted by lower leverage (measured by debt to gross assets) than in the prior period.
Three and Six Months Ended June 30, 2013

•
Our net income available to common shareholders of EPR Properties was favorably impacted by a $4.5 million gain on early extinguishment of debt as well as a gain of $0.6 million related to the sale of a vineyard and winery property.

•	Our net income available to common shareholders of EPR Properties was unfavorably impacted by $5.9 million in costs associated with loan refinancing.

FFOAA is a non-GAAP financial measure. For the definitions and further details on the calculations of FFOAA and certain other non-GAAP financial measures, see section below titled "Funds From Operations (FFO), Funds From Operations As Adjusted (FFOAA) and Adjusted Funds from Operations (AFFO)."

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. In preparing these financial statements, management has made its best estimates and assumptions that affect the reported assets and liabilities. The most significant assumptions and estimates relate to consolidation, revenue recognition, depreciable lives of the real estate, the valuation of real estate, accounting for real estate acquisitions, estimating reserves for uncollectible receivables and the accounting for mortgage and other notes receivable, all of which are described as our critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2013. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates. For the six months ended June 30, 2014, there were no changes to critical accounting policies.

Recent Developments

Debt Financing

On March 26, 2014, we increased the size of our unsecured revolving credit facility from $475.0 million to $535.0 million. As of June 30, 2014, we had $79.0 million balance outstanding under the facility and the total availability under the revolving credit facility was $456.0 million.

Additionally on March 26, 2014, we increased the size of our unsecured term loan facility from $265.0 million to $275.0 million.

On April 21, 2014, we assumed a mortgage note payable of $90.3 million and a note payable of $1.9 million in conjunction with the acquisition of 11 theatre properties. The mortgage note was recorded at fair value upon acquisition which was estimated to be $99.6 million and matures on July 6, 2017. The note payable matures on April 21, 2016. The carrying value of the note approximated fair value on the date of acquisition.

Issuance of Common Shares

During the six months ended June 30, 2014, we issued pursuant to a registered public offering 1,563,709 common shares under the direct share purchase component of the Dividend Reinvestment and Direct Share Purchase Plan for total net proceeds after expenses of $79.5 million.

Investment Spending

Our investment spending during the six months ended June 30, 2014 totaled $319.7 million, and included investments in each of our four operating segments.

Entertainment investment spending during the six months ended June 30, 2014 totaled $143.7 million, and was related primarily to the acquisition of 11 theatres as described below, as well as investments in build-to-suit construction of six megaplex theatres and redevelopment of three existing megaplex theatres, each of which is subject to a long-term triple net lease or a long-term mortgage agreement.

On April 21, 2014, we acquired 100% of an entity that owns 11 theatre properties in seven states for a total purchase price of approximately $117.7 million. The theatre properties are leased on a triple net basis under a master lease agreement to a subsidiary of Regal Cinemas, Inc. with the tenant responsible for all taxes, costs and expenses arising from the use or operation of the properties. See Note 4 to the consolidated financial statements included in this Form 10-Q for further detail.

Education investment spending during the six months ended June 30, 2014 totaled $101.9 million, and was related to investments in build-to-suit construction of 19 public charter schools, three private schools and six early childhood education centers, as well as the acquisition of two early childhood education centers located in Arizona, each of which is subject to a long-term triple net lease or long-term mortgage agreement.

Recreation investment spending during the six months ended June 30, 2014 totaled $72.0 million, and was related to build-to-suit construction of 12 TopGolf golf entertainment facilities and additional improvements at two existing Top Golf golf entertainment facilities and Camelback Mountain Resort, each of which is subject to a long-term triple net lease or a long-term mortgage agreement.

Other investment spending during the six months ended June 30, 2014 totaled $2.1 million, and was related to the land held for development in Sullivan County, New York.

Property Dispositions

On January 16, 2014, we sold a parcel of land adjacent to one of our public charter school investments for net proceeds of $0.9 million and recognized a gain on sale of $0.3 million during the six months ended June 30, 2014.

On April 2, 2014, we completed the sale of four public charter school properties located in Florida and previously leased to Imagine Schools, Inc. for net proceeds of $46.1 million. Accordingly, we reduced our investment in a direct financing lease, net, by $45.9 million which included $41.5 million in original acquisition cost. A gain of $0.2 million was recognized during the three months ended June 30, 2014.

The following details our investment spending during the six months ended June 30, 2014 and 2013 (in thousands):

Six Months Ended June 30, 2014
Operating Segment	Total Investment Spending	New Development	Re-development	Asset Acquisition	Mortgage Notes or Notes Receivable	Joint Ventures
Entertainment	$143,722	$8,153	$5,373	$126,960	$3,236	$—
Education	101,947	84,689	—	7,788	9,470	—
Recreation	71,960	55,417	3,720	—	12,823	—
Other	2,100	2,100	—	—	—	—
Total Investment Spending	$319,729	$150,359	$9,093	$134,748	$25,529	$—

Six Months Ended June 30, 2013
Operating Segment	Total Investment Spending	New Development	Re-development	Asset Acquisition	Mortgage Notes or Notes Receivable	Joint Ventures
Entertainment	$34,636	$29,009	$3,741	$—	$1,264	$622
Education	60,485	29,185	—	15,978	15,322	—
Recreation	24,755	12,106	—	1,097	11,552	—
Other	2,825	2,825	—	—	—	—
Total Investment Spending	$122,701	$73,125	$3,741	$17,075	$28,138	$622

The above amounts include $102 thousand and $55 thousand in capitalized payroll for the six months ended June 30, 2014 and 2013, respectively. Additionally, the above amounts include $2.9 million and $1.0 million in capitalized interest and $1.1 million and $0.6 million in capitalized other general and administrative direct project costs for the six months ended June 30, 2014 and 2013, respectively. In addition, we had $4.2 million and $0.5 million of maintenance capital expenditures for the six months ended June 30, 2014 and 2013, respectively.

Update on Planned Casino and Resort Development in Sullivan County, New York

On June 30, 2014, Empire Resorts, Inc. announced that it submitted an application to the New York State Gaming Facility Location Board (“FLB”) for a Class III gaming license to operate a full-scale casino to be located on a portion of our Sullivan County, New York property, which is now called "Adelaar." The casino resort will be called “Montreign Resort Casino.”

If the casino project is approved by the FLB and the parties proceed with the development of the project as set forth in the Master Plan submitted to Sullivan County, New York, the total combined investment in the Montreign Resort Casino and Adelaar could be in excess of $1 billion, which may include land held for development ($199.0 million at June 30,

2014), and additional investments outside of the casino by the Company and others in excess of $200 million for infrastructure, a waterpark hotel, a redesign of the existing golf course and retail, restaurant, shopping and entertainment properties. In addition to the Company, sources of this additional investment may include funding by tenants, joint venture partners, developers and purchasers of the land. Empire Resorts, Inc. has reported that they may invest up to $630 million for the casino project. The size of the overall project, including the amount of capital necessary to complete it, will vary based upon a number of contingencies, including the number and location of competitive licenses issued by New York State in the region.

As further described in Note 14 to the consolidated financial statements in this Quarterly Report on Form 10-Q, this planned casino and resort development is the subject of ongoing litigation for which we believe we have meritorious defenses.

Results of Operations

Three months ended June 30, 2014 compared to three months ended June 30, 2013

Rental revenue was $69.9 million for the three months ended June 30, 2014 compared to $60.2 million for the three months ended June 30, 2013. This increase resulted primarily from $8.3 million of rental revenue related to property acquisitions completed in 2014 and 2013 and an increase of $1.4 million in rental revenue on existing properties. These increases were mitigated in part by the impact of a weaker Canadian dollar exchange rate. Percentage rents of $0.2 million and $0.5 million were recognized during the three months ended June 30, 2014 and 2013, respectively. Straight-line rents of $1.1 million and $0.7 million were recognized during the three months ended June 30, 2014 and 2013, respectively.

During the three months ended June 30, 2014, there were no significant lease renewals on existing properties.
Mortgage and other financing income for the three months ended June 30, 2014 was $17.4 million compared to $18.2 million for the three months ended June 30, 2013. The $0.8 million decrease is primarily due to the sale of four public charter school properties during the three months ended June 30, 2014 which were classified as direct financing lease. This was partially offset due to increased real estate lending activities.

Our property operating expense totaled $5.5 million for the three months ended June 30, 2014 compared to $6.0 million for the three months ended June 30, 2013. These property operating expenses primarily arise from the operations of our entertainment retail centers and other specialty properties. The $0.5 million decrease resulted primarily from a decrease in bad debt expenses and other non-recoverable expenses at these properties and was also impacted by a weaker Canadian dollar exchange rate.

Our general and administrative expense totaled $7.1 million for the three months ended June 30, 2014 compared to $6.1 million for the three months ended June 30, 2013. The increase of $1.0 million is primarily due to an increase in payroll related expenses including stock grant amortization.

Costs associated with loan refinancing totaled $5.9 million for the three months ended June 30, 2013 and were related to our repayment of secured fixed rate mortgage debt. There were no costs associated with loan refinancing for the three months ended June 30, 2014.

Our net interest expense increased by $0.6 million to $20.6 million for the three months ended June 30, 2014 from$20.0 million for the three months ended June 30, 2013. This increase resulted primarily from an increase in average borrowings and was partially offset by a decrease in the weighted average interest rate used to finance our real estate acquisitions and fund our mortgage notes receivable.

Transaction costs totaled $0.8 million for the three months ended June 30, 2014 compared to $0.2 million for the three months ended June 30, 2013. The increase of $0.6 million is due to an increase in costs associated with business combinations and write offs of costs associated with terminated transactions.

Depreciation and amortization expense totaled $16.0 million for the three months ended June 30, 2014 compared to $13.2 million for the three months ended June 30, 2013. The $2.8 million increase resulted primarily from asset acquisitions completed in 2014 and 2013.

Gain on sale of investment in a direct financing lease was $0.2 million for the three months ended June 30, 2014 and related to the sale of four public charter school properties located in Florida. There was no gain on sale of investment in a direct financing lease for the three months ended June 30, 2013.

Income tax expense was $1.4 million for the three months ended June 30, 2014 and related primarily to income taxes on our Canadian trust as well as state income taxes and withholding tax for distributions related to our unconsolidated joint venture projects located in China. There was no income tax expense for the three months ended June 30, 2013.

Loss from discontinued operations was $4 thousand for the three months ended June 30, 2014 and related to post closing items for the previously sold Toronto Dundas Square property. Income from discontinued operations was $0.6 million for the three months ended June 30, 2013 and related to the above as well as the operations of five winery and vineyard properties which were sold during 2013.

Six months ended June 30, 2014 compared to six months ended June 30, 2013

Rental revenue was $136.3 million for the six months ended June 30, 2014 compared to $120.5 million for the six months ended June 30, 2013. This increase resulted primarily from $13.8 million of rental revenue related to property acquisitions completed in 2014 and 2013 and an increase of $2.0 million in rental revenue on existing properties. These increases were mitigated in part by the impact of a weaker Canadian dollar exchange rate. Percentage rents of $0.5 million and $0.9 million were recognized during the six months ended June 30, 2014 and 2013, respectively. Straight-line rents of $2.2 million and $1.9 million were recognized during the six months ended June 30, 2014 and 2013, respectively.

During the six months ended June 30, 2014, there were no significant lease renewals on existing properties.
Mortgage and other financing income for the six months ended June 30, 2014 was $36.1 million compared to $36.0 million for the six months ended June 30, 2013. The $0.1 million increase is primarily due to increased real estate lending activities, offset by a decrease due to the sale of four public charter school properties during the six months ended June 30, 2014 which were classified as a direct financing lease.

Our property operating expense totaled $12.0 million for the six months ended June 30, 2014 compared to $13.0 million for the six months ended June 30, 2013. These property operating expenses primarily arise from the operations of our entertainment retail centers and other specialty properties. The $1.0 million decrease resulted primarily from a decrease in bad debt expenses and other non-recoverable expenses at these properties and was also impacted by a weaker Canadian dollar exchange rate.

Our general and administrative expense totaled $14.5 million for the six months ended June 30, 2014 compared to $12.7 million for the six months ended June 30, 2013. The increase of $1.8 million is primarily due to an increase in payroll related expenses including stock grant amortization.

Costs associated with loan refinancing totaled $5.9 million for the six months ended June 30, 2013 and were related to our repayment of secured fixed rate mortgage debt. There were no costs associated with loan refinancing for the six months ended June 30, 2014.

Gain on early extinguishment of debt for the six months ended June 30, 2013 was $4.5 million and related to our discounted payoff of a mortgage loan secured by a theatre property located in Omaha, Nebraska. There was no gain on early extinguishment of debt for the six months ended June 30, 2014.

Our net interest expense increased by $0.5 million to $40.5 million for the six months ended June 30, 2014 from $40.0 million for the six months ended June 30, 2013. This increase resulted primarily from an increase in average borrowings and was partially offset by a decrease in the weighted average interest rate used to finance our real estate acquisitions and fund our mortgage notes receivable.

Transaction costs totaled $1.0 million for the six months ended June 30, 2014 compared to $0.5 million for the six months ended June 30, 2013. The increase of $0.5 million is due to an increase in costs associated with business combinations and write offs of costs associated with terminated transactions.

Depreciation and amortization expense totaled $31.3 million for the six months ended June 30, 2014 compared to $26.0 million for the six months ended June 30, 2013. The $5.3 million increase resulted primarily from asset acquisitions completed in 2014 and 2013.

Gain on sale of land was $0.3 million for the six months ended June 30, 2014 and related to the sale of a parcel of land adjacent to one of our public charter school investments. There was no gain on sale of land for the six months ended June 30, 2013.

Gain on sale of investment in a direct financing lease was $0.2 million for the six months ended June 30, 2014 and related to the sale of four public charter school properties located in Florida. There was no gain on sale of investment in a direct financing lease for the six months ended June 30, 2013.

Income tax expense was $2.3 million for the six months ended June 30, 2014 and related primarily to income taxes on our Canadian trust as well as state income taxes and withholding tax for distributions related to our unconsolidated joint venture projects located in China. There was no income tax expense for the six months ended June 30, 2013.

Income from discontinued operations was $3.4 million for the six months ended June 30, 2014 and related primarily to the reversal of a liability that was established with the acquisition of Toronto Dundas Square (now sold). This liability was reversed during the six months ended June 30, 2014 as the related payment is not expected to occur. Income from discontinued operations was $0.4 million for the six months ended June 30, 2013 and related to post closing items for the previously sold Toronto Dundas Square property as well as the operations of five winery and vineyard properties which were sold during 2013.

Gain on sale or acquisition of real estate from discontinued operations was $0.6 million for the six months ended June 30, 2013 and related to the sale of a winery and a portion of related vineyards located in Sonoma County, California. There was no gain on sale or acquisition of real estate for the six months ended June 30, 2014.

Liquidity and Capital Resources

Cash and cash equivalents were $13.6 million at June 30, 2014. In addition, we had restricted cash of $17.6 million at June 30, 2014. Of the restricted cash at June 30, 2014, $9.4 million relates to cash held for our borrowers’ debt service reserves for mortgage notes receivable, $0.1 million relates to escrow balances required in connection with the sale of Toronto Dundas Square and the balance represents deposits required in connection with debt service, payment of real estate taxes and capital improvements.

Mortgage Debt, Senior Notes, Credit Facility and Term Loan

As of June 30, 2014, we had total debt outstanding of $1.7 billion of which $404.0 million was fixed rate mortgage debt secured by a portion of our rental properties and mortgage notes receivable. The fixed rate mortgage debt had a weighted average interest rate of approximately 5.5% at June 30, 2014.

At June 30, 2014, we had outstanding $875.0 million in aggregate principal amount of unsecured senior notes ranging in interest rates from 5.25% to 7.75%. All of these notes are guaranteed by certain of our subsidiaries. The notes contain various covenants, including: (i) a limitation on incurrence of any debt which would cause the ratio of our debt to adjusted total assets to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause the ratio of secured debt to adjusted total assets to exceed 40%; (iii) a limitation on incurrence of any debt which would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of our total unencumbered assets such that they are not less than 150% of our outstanding unsecured debt.

On March 26, 2014, the Company increased the size of its unsecured revolving credit facility from $475.0 million to $535.0 million. At June 30, 2014, we had $79.0 million outstanding under our $535.0 million unsecured revolving credit facility, with $456.0 million of availability and with interest at a floating rate of LIBOR plus 140 basis points, which was 1.55% at June 30, 2014. The unsecured revolving credit facility has a term expiring July 23, 2017 with a one year extension available at our option, subject to certain terms and conditions. The amount that we are able to borrow on our unsecured revolving credit facility is a function of the values and advance rates, as defined by the credit agreement, assigned to the assets included in the borrowing base less outstanding letters of credit and less other liabilities. The unsecured revolving credit facility also contains an "accordion" feature allowing it to be increased by up to an additional $65.0 million upon satisfaction of certain conditions.

Additionally on March 26, 2014, we increased the size of our unsecured term loan facility from $265.0 million to $275.0 million. At June 30, 2014, the unsecured term loan facility had interest at a floating rate of LIBOR plus 160 basis points, which was 1.75% at June 30, 2014, and $240.0 million of this LIBOR-based debt has been fixed with interest rate swaps at 2.51% through January 5, 2016 and 2.38% from January 5, 2016 to July 5, 2017. The loan matures on July 23, 2018. The unsecured term loan facility also contains an "accordion" feature allowing it to be increased by up to an additional $125.0 million upon satisfaction of certain conditions.

Our unsecured revolving credit facility and our unsecured term loan facility contain substantially identical financial covenants that limit our levels of consolidated debt, secured debt, investment levels outside certain categories and dividend distributions, and require minimum coverage levels for fixed charges and unsecured debt service costs. Additionally, our unsecured revolving credit facility, unsecured term loan facility and our unsecured senior notes contain cross-default provisions that go into effect if we default on any of our obligations for borrowed money or credit in an amount exceeding $25.0 million ($50.0 million for the 5.25% unsecured senior notes), unless such default has been waived or cured within a specified period of time. We were in compliance with all financial covenants under our debt instruments at June 30, 2014.

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

Certain of our other long-term debt agreements contain customary restrictive covenants related to financial and operating performance as well as certain cross-default provisions. We were in compliance with all financial covenants at June 30, 2014.

During the six months ended June 30, 2014, we issued pursuant to a registered public offering 1,563,709 common shares under the direct share purchase component of the Dividend Reinvestment and Direct Share Purchase Plan for total net proceeds after expenses of $79.5 million.
Liquidity Requirements

Short-term liquidity requirements consist primarily of normal recurring corporate operating expenses, debt service requirements and distributions to shareholders. We meet these requirements primarily through cash provided by operating activities. Net cash provided by operating activities was $114.4 million and $112.7 million for the six months ended June 30, 2014 and 2013, respectively. Net cash used by investing activities was $166.6 million and $98.3 million for the six months ended June 30, 2014 and 2013, respectively. Net cash provided by financing activities was $57.9 million and net cash used by financing activities was $4.7 million for the six months ended June 30, 2014 and 2013, respectively. We anticipate that our cash on hand, cash from operations, and funds available under our unsecured revolving credit facility will provide adequate liquidity to fund our operations, make interest and principal payments on our debt, and allow distributions to our shareholders and avoid corporate level federal income or excise tax in accordance with REIT Internal Revenue Code requirements.

Commitments

As of June 30, 2014, we had 11 entertainment development projects for which we have commitments to fund approximately $57.4 million, 22 education development projects for which we have commitments to fund approximately $172.4 million and seven recreation development projects for which we have commitments to fund approximately $89.2 million, of which approximately $166.1 million is expected to be funded in 2014 and the remainder is expected to be funded in 2015. Development costs are advanced by us in periodic draws. If we determine that construction is not being completed in accordance with the terms of the development agreement, we can discontinue funding construction draws. We have agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

We have certain commitments related to our mortgage note investments that we may be required to fund in the future. We are generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of June 30, 2014, we had 11 mortgage notes receivable with commitments totaling approximately $217.0 million, of which $69.8 million is expected to be funded in 2014. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

We have provided guarantees of the payment of certain economic development revenue bonds totaling $20.4 million related to two theatres in Louisiana for which we earn a fee at annual rates of 2.88% to 4.00% over the 30-year terms of the related bonds. We have recorded $8.6 million as a deferred asset included in other assets and $8.6 million included in other liabilities in the accompanying consolidated balance sheet as of June 30, 2014 related to these guarantees. No amounts have been accrued as a loss contingency related to these guarantees because payment by us is not probable.

Liquidity Analysis

In analyzing our liquidity, we generally expect that our cash provided by operating activities will meet our normal recurring operating expenses, recurring debt service requirements and distributions to shareholders.

We have no consolidated debt balloon payments coming due for the remainder of 2014. Our sources of liquidity as of June 30, 2014 to pay the above 2014 commitments include the remaining amount available under our unsecured revolving credit facility and unrestricted cash on hand of $13.6 million. We expect that our sources of cash will exceed our existing commitments over the remainder of 2014.

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

Capital Structure

We believe that our shareholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest, fixed charge and debt service coverage ratios. We expect to maintain our debt to gross assets ratio (i.e. total long-term debt to total assets plus accumulated depreciation) between 35% and 45%. However, the timing and size of our equity and debt offerings, as well as debt incurred in connection with property acquisitions, may cause us to temporarily operate over this threshold. At June 30, 2014, this ratio was 42%. Our long-term debt as a percentage of our total market capitalization at June 30, 2014 was 33%; however, we do not manage to a ratio based on total market capitalization due to the inherent variability that is driven by changes in the market price of our common shares. We calculate our total market capitalization of $5.0 billion by aggregating the following at June 30, 2014:

•	Common shares outstanding of 53,470,853 multiplied by the last reported sales price of our common shares on the NYSE of $55.87 per share, or $3.0 billion;

•	Aggregate liquidation value of our Series C convertible preferred shares of $135.0 million;

•	Aggregate liquidation value of our Series E convertible preferred shares of $86.3 million;

•	Aggregate liquidation value of our Series F redeemable preferred shares of $125.0 million; and

•	Total long-term debt of $1.7 billion.

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

The following table summarizes our FFO, FFOAA and AFFO including per share amounts for FFO and FFOAA, for the three and six months ended June 30, 2014 and 2013 (unaudited, in thousands, except per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
FFO:
Net income available to common shareholders of EPR Properties	$34,808	$26,524	$72,388	$61,778
Gain on sale of real estate	—	—	—	(565)
Gain on sale of investment in a direct financing lease	(220)	—	(220)	—
Real estate depreciation and amortization	15,725	13,498	30,774	26,967
Allocated share of joint venture depreciation	53	162	108	319
FFO available to common shareholders of EPR Properties	$50,366	$40,184	$103,050	$88,499
FFOAA:
FFO available to common shareholders of EPR Properties	$50,366	$40,184	$103,050	$88,499
Costs associated with loan refinancing or payoff	—	5,943	—	5,943
Transaction costs (benefit)	756	224	(2,424)	542
Gain on early extinguishment of debt	—	—	—	(4,539)
Gain on sale of land	—	—	(330)	—
Deferred income tax expense	842	—	1,249	—
FFOAA available to common shareholders of EPR Properties	$51,964	$46,351	$101,545	$90,445
AFFO:
FFOAA available to common shareholders of EPR Properties	$51,964	$46,351	$101,545	$90,445
Non-real estate depreciation and amortization	276	277	554	554
Deferred financing fees amortization	1,061	988	2,076	1,987
Share-based compensation expense to management and trustees	2,343	1,618	4,671	3,166
Maintenance capital expenditures (1)	(3,026)	(279)	(4,180)	(805)
Straight-lined rental revenue	(1,107)	(707)	(2,218)	(1,921)
Non-cash portion of mortgage and other financing income	(1,239)	(1,393)	(2,525)	(2,658)
Amortization of above market leases, net	48	—	96	—
AFFO available to common shareholders of EPR Properties	$50,320	$46,855	$100,019	$90,768

FFO per common share attributable to EPR Properties:
Basic	$0.94	$0.85	$1.94	$1.88
Diluted	0.94	0.85	1.94	1.88
FFOAA per common share attributable to EPR Properties:
Basic	$0.97	$0.98	$1.92	$1.93
Diluted	0.97	0.98	1.91	1.92
Shares used for computation (in thousands):
Basic	53,458	47,081	53,002	46,969
Diluted	53,654	47,294	53,189	47,172
Other financial information:
Dividends per common share	$0.86	$0.79	$1.71	$1.58

(1)	Includes maintenance capital expenditures and certain second generation tenant improvements and leasing commissions.

The additional 1.9 million common shares that would result from the conversion of our 5.75% Series C cumulative convertible preferred shares and the additional 1.6 million common shares that would result from the conversion of our 9.0% Series E cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted earnings per share for the three and six months ended June 30, 2014 and 2013 because the effect is not dilutive.

Impact of Recently Issued Accounting Standards

In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for disposals to qualify as discontinued operations. Under this ASU, a discontinued operation is (1) a component of an entity or group of components that have been disposed of or are classified as held for sale and represent a strategic shift that has or will have a major effect on an entity’s operations and financial results, or (2) an acquired business that is classified as held for sale on the acquisition date. This guidance also requires expanded or new disclosures for discontinued operations, individually material disposals that do not meet the definition of a discontinued operation, an entity’s continuing involvement with a discontinued operation following disposal and retained equity method investments in a discontinued operation. The new standard is effective for the Company on January 1, 2015. The Company is evaluating the effect that ASU 2014-08 will have on its consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The ASU does not apply to revenue recognition for lease contracts. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, primarily relating to potential losses due to changes in interest rates and foreign currency exchange rates. We seek to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new long-term fixed rate borrowings whenever possible. As of June 30, 2014, we had a $535.0 million unsecured revolving credit facility with $79.0 million outstanding as of June 30, 2014 and $25.0 million in bonds, all of which bear interest at a floating rate. We also had a $275.0 million unsecured term loan facility that bears interest at a floating rate and $240.0 million of this LIBOR-based debt has been fixed with interest rate swaps at 2.51% through January 5, 2016 and 2.38% from January 5, 2016 to July 5, 2017. As discussed in Note 7 to the consolidated financial statements in this Form 10-Q, the size of both the unsecured revolving credit facility and the unsecured term loan facility were increased on March 26, 2014.
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

Item 4. Controls and Procedures

As of June 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
On June 7, 2011, affiliates of Louis Cappelli, Concord Associates, L.P., Concord Resort, LLC and Concord Kiamesha LLC (the “Cappelli Group”), filed a complaint with the Supreme Court of the State of New York, County of Sullivan, against two subsidiaries of the Company seeking (i) a declaratory judgment on the Company's obligations under a previously disclosed settlement agreement involving these entities, (ii) an order that the Company execute the golf course lease and the “Racino Parcel” lease subject to the settlement agreement, and (iii) an extension of the restrictive covenant against ownership or operation of a casino on the Concord resort property under the settlement agreement (the “Restrictive Covenant”), which covenant was set to expire on December 31, 2011. The Company filed counterclaims seeking related relief. The Cappelli Group subsequently obtained leave to discontinue its claims, but the counterclaims remained pending. On June 30, 2014, the Court (i) denied the Cappelli Group's motion to dismiss the counterclaims, (ii) granted the Company's motion for summary judgment finding that the Cappelli Group missed the December 31, 2011 deadline to fully execute a master credit agreement which was a condition to the Company's obligation to continue its joint development activities with the Cappelli Group under the settlement agreement, (iii) granted the Company's motion for summary judgment finding that the Restrictive Covenant had expired, and (iv) granted the Company's motion for declaratory relief declaring the Company as master developer of the Concord resort property. Subject to the Cappelli Group's right to appeal these decisions, we believe these orders resolve all remaining issues in the Sullivan County, New York case.

Since our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed with the SEC on April 30, 2014, there have been no material developments involving the action filed by the Cappelli Group in Westchester County, New York or the appeal of the action filed by Mr. Cappelli and Concord Associates, L.P. in the United Stated District Court for the Southern District of New York.

The Company has not determined that losses related to these matters are probable. Because of the favorable rulings from the United States District Court and the Supreme Court of Sullivan County, New York, and the pending or potential appeals, together with the inherent difficulty of predicting the outcome of litigation generally, the Company does not have sufficient information to determine the amount or range of reasonably possible loss with respect to these matters. The Company's assessments are based on estimates and assumptions that have been deemed reasonable by management, but that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause the Company to change those estimates and assumptions. The Company intends to vigorously defend the claims asserted against the Company and certain of its subsidiaries by the Cappelli Group and its affiliates, for which the Company believes it has meritorious defenses, but there can be no assurances as to its outcome.

Item 1A. Risk Factors

Other than the risk factor discussed below, there were no material changes during the quarter from the risk factors previously discussed in Item 1A - "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 28, 2014.
The success of our significant investment in a planned casino and resort development depends to a large extent upon the proposed casino tenant, Empire Resorts, Inc., being selected to receive one of a limited number of class III gaming licenses from the New York Gaming Facility Location Board.
On June 30, 2014, the proposed tenant for a portion of our Sullivan County, New York property, Empire Resorts, Inc., submitted its application for a Class III gaming license to the New York Gaming Facility Location Board (the "FLB") to operate a full-scale casino on the site. The FLB's process for awarding gaming licenses is a competitive one, based on economic development, local impact and support, workforce enhancement and other factors, with eight other applications submitted by various parties in the designated zone of our property, including sites within Ulster, Sullivan and Orange counties. There can be no assurance that Empire Resorts, Inc., or any other gaming operator desiring to use our Sullivan County property will be successful in obtaining a Class III gaming license to operate a full-scale casino. Furthermore, if a Class III gaming license cannot be obtained for a casino using our property, there can be no assurance that a suitable alternative use for the property, whether involving gaming or otherwise, will be identified which could result in a material adverse effect on our investment and on our financial condition and results from operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30, 2014 common stock	—		$—	—	$—
May 1 through May 31, 2014 common stock	1,192	(1)	53.80	—	—
June 1 through June 30, 2014 common stock	2,146	(1)	54.85	—	—

Total	3,338		$54.48	—	$—

(1) The repurchase of equity securities during May and June 2014 was completed in conjunction with employee stock option exercises. These repurchases were not made pursuant to a publicly announced plan or program.

Item 3. Defaults Upon Senior Securities

There were no reportable events during the quarter ended June 30, 2014.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

There were no reportable events during the quarter ended June 30, 2014.

Item 6. Exhibits

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

EPR Properties

Dated:	July 25, 2014	By	/s/ David M. Brain
David M. Brain, President and Chief Executive Officer (Principal Executive Officer)

Dated:	July 25, 2014	By	/s/ Mark A. Peterson
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