Form 10-Q
period 2014-09-30
EPR PROPERTIES
filed 2014-10-29
CIK 1045450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

At October 27, 2014, there were 57,150,674 common shares outstanding.

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

Our forward-looking statements represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. For further discussion of these factors see Item 1A - "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission ("SEC") on February 28, 2014, as supplemented by Part II, Item 1A - "Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed with the SEC on July 25, 2014.

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

ii

iii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
EPR PROPERTIES Consolidated Balance Sheets (Dollars in thousands except share data)

	September 30, 2014	December 31, 2013
	(unaudited)
Assets
Rental properties, net of accumulated depreciation of $453,284 and $409,643 at September 30, 2014 and December 31, 2013, respectively	$2,370,198	$2,104,151
Land held for development	204,641	201,342
Property under development	189,051	89,473
Mortgage notes and related accrued interest receivable	546,265	486,337
Investment in a direct financing lease, net	198,551	242,212
Investment in joint ventures	5,343	5,275
Cash and cash equivalents	8,386	7,958
Restricted cash	26,811	9,714
Deferred financing costs, net	20,994	23,344
Accounts receivable, net	44,469	42,538
Other assets	64,522	59,932
Total assets	$3,679,231	$3,272,276
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$71,511	$72,327
Common dividends payable	16,288	13,601
Preferred dividends payable	5,952	5,952
Unearned rents and interest	36,551	17,046
Debt	1,621,211	1,475,336
Total liabilities	1,751,513	1,584,262
Equity:
Common Shares, $.01 par value; 75,000,000 shares authorized; and 58,941,290 and 53,361,261 shares issued at September 30, 2014 and December 31, 2013, respectively	589	534
Preferred Shares, $.01 par value; 25,000,000 shares authorized:
5,400,000 Series C convertible shares issued at September 30, 2014 and December 31, 2013; liquidation preference of $135,000,000	54	54
3,450,000 Series E convertible shares issued at September 30, 2014 and December 31, 2013; liquidation preference of $86,250,000	35	35
5,000,000 Series F shares issued at September 30, 2014 and December 31, 2013; liquidation preference of $125,000,000	50	50
Additional paid-in-capital	2,280,104	2,003,863
Treasury shares at cost: 1,791,791 and 1,706,109 common shares at September 30, 2014 and December 31, 2013, respectively	(66,437)	(62,177)
Accumulated other comprehensive income	13,557	17,193
Distributions in excess of net income	(300,611)	(271,915)
EPR Properties shareholders’ equity	1,927,341	1,687,637
Noncontrolling interests	377	377
Total equity	$1,927,718	$1,688,014
Total liabilities and equity	$3,679,231	$3,272,276
See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Income (Unaudited) (Dollars in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Rental revenue	$74,410	$62,209	$210,759	$182,758
Tenant reimbursements	4,486	4,552	13,355	13,748
Other income	345	1,441	706	1,538
Mortgage and other financing income	19,497	19,639	55,561	55,670
Total revenue	98,738	87,841	280,381	253,714
Property operating expense	5,948	6,579	17,936	19,604
Other expense	248	204	566	508
General and administrative expense	6,719	6,764	21,260	19,468
Costs associated with loan refinancing or payoff	—	223	—	6,166
Gain on early extinguishment of debt	—	—	—	(4,539)
Interest expense, net	20,801	20,435	61,254	60,424
Transaction costs	369	317	1,321	859
Provision for loan loss	3,777	—	3,777	—
Depreciation and amortization	17,421	13,141	48,750	39,140
Income before equity in income from joint ventures and other items	43,455	40,178	125,517	112,084
Equity in income from joint ventures	300	351	878	1,168
Gain on sale of land	—	—	330	—
Gain on sale of investment in a direct financing lease	—	—	220	—
Income before income taxes	43,755	40,529	126,945	113,252
Income tax expense	1,047	—	3,332	—
Income from continuing operations	$42,708	$40,529	$123,613	$113,252
Discontinued operations:
Income (loss) from discontinued operations	(3)	(195)	8	198
Transaction (costs) benefit	—	—	3,376	—
Gain on sale of real estate	—	3,168	—	3,733
Net income attributable to EPR Properties	42,705	43,502	126,997	117,183
Preferred dividend requirements	(5,952)	(5,951)	(17,856)	(17,855)
Net income available to common shareholders of EPR Properties	$36,753	$37,551	$109,141	$99,328
Per share data attributable to EPR Properties common shareholders:
Basic earnings per share data:
Income from continuing operations	$0.68	$0.73	$1.99	$2.03
Income from discontinued operations	—	0.06	0.06	0.08
Net income available to common shareholders	$0.68	$0.79	$2.05	$2.11
Diluted earnings per share data:
Income from continuing operations	$0.68	$0.73	$1.98	$2.02
Income from discontinued operations	—	0.06	0.06	0.08
Net income available to common shareholders	$0.68	$0.79	$2.04	$2.10
Shares used for computation (in thousands):
Basic	53,792	47,349	53,268	47,097
Diluted	54,001	47,524	53,462	47,290
See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Comprehensive Income (Unaudited) (Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income attributable to EPR Properties	$42,705	$43,502	$126,997	$117,183
Other comprehensive income (loss):
Foreign currency translation adjustment	(10,590)	4,548	(11,221)	(6,139)
Change in unrealized gain (loss) on derivatives	9,921	(7,404)	7,585	3,053
Comprehensive income attributable to EPR Properties	$42,036	$40,646	$123,361	$114,097
See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Changes in Equity Nine Months Ended September 30, 2014 (Unaudited) (Dollars in thousands)

	EPR Properties Shareholders’ Equity
	Common Stock		Preferred Stock		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income	Distributions in excess of net income	Noncontrolling Interests	Total
	Shares	Par	Shares	Par
Balance at December 31, 2013	53,361,261	$534	13,850,000	$139	$2,003,863	$(62,177)	$17,193	$(271,915)	$377	$1,688,014
Restricted share units issued to Trustees	19,685	—	—	—	1,054	—	—	—	—	1,054
Issuance of nonvested shares, net	280,193	3	—	—	3,718	(3,038)	—	—	—	683
Amortization of nonvested shares	—	—	—	—	5,101	—	—	—	—	5,101
Share option expense	—	—	—	—	1,085	—	—	—	—	1,085
Foreign currency translation adjustment	—	—	—	—	—	—	(11,221)	—	—	(11,221)
Change in unrealized gain/loss on derivatives	—	—	—	—	—	—	7,585	—	—	7,585
Net income	—	—	—	—	—	—	—	126,997	—	126,997
Issuances of common shares, net	5,251,717	52	—	—	264,088	—	—	—	—	264,140
Stock option exercises, net	28,434	—	—	—	1,195	(1,222)	—	—	—	(27)
Dividends to common and preferred shareholders	—	—	—	—	—	—	—	(155,693)	—	(155,693)
Balance at September 30, 2014	58,941,290	$589	13,850,000	$139	$2,280,104	$(66,437)	$13,557	$(300,611)	$377	$1,927,718

See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Cash Flows (Unaudited) (Dollars in thousands)

	Nine Months Ended September 30,
	2014	2013
Operating activities:
Net income	$126,997	$117,183
Adjustments to reconcile net income to net cash provided by operating activities:
Gain from early extinguishment of debt	—	(4,539)
Provision for loan loss	3,777	—
Income from discontinued operations	(3,384)	(3,931)
Gain on sale of land	(330)	—
Gain on sale of investment in a direct financing lease	(220)	—
Costs associated with loan refinancing or payoff	—	6,166
Equity in income from joint ventures	(878)	(1,168)
Distributions from joint ventures	810	630
Depreciation and amortization	48,750	39,140
Amortization of deferred financing costs	3,158	2,997
Amortization of above market leases	144	—
Share-based compensation expense to management and trustees	6,984	4,825
Decrease (increase) in restricted cash	(1,490)	12,638
Increase in mortgage notes accrued interest receivable	(2,323)	(1,240)
Increase in accounts receivable, net	(2,585)	(4,542)
Increase in direct financing lease receivable	(2,211)	(3,638)
Decrease (increase) in other assets	(2,413)	1,400
Decrease in accounts payable and accrued liabilities	(8,095)	(9,327)
Increase (decrease) in unearned rents and interest	1,408	(441)
Net operating cash provided by continuing operations	168,099	156,153
Net operating cash provided by discontinued operations	109	2,222
Net cash provided by operating activities	168,208	158,375
Investing activities:
Acquisition of rental properties and other assets	(56,385)	(27,199)
Proceeds from sale of real estate	3,647	796
Investment in unconsolidated joint ventures	—	(1,021)
Proceeds from settlement of derivative	5,725	—
Investment in mortgage notes receivable	(57,922)	(56,864)
Proceeds from mortgage note receivable paydown	317	1,835
Investment in promissory notes receivable	(4,387)	(1,278)
Proceeds from promissory note receivable paydown	—	1,026
Investment in direct financing lease, net	—	(3,262)
Proceeds from sale of investment in a direct financing lease, net	46,092	—
Additions to properties under development	(256,528)	(144,525)
Net cash used by investing activities of continuing operations	(319,441)	(230,492)
Net proceeds from sale of real estate from discontinued operations	—	46,490
Net cash used by investing activities	(319,441)	(184,002)
Financing activities:
Proceeds from long-term debt facilities	265,000	549,000
Principal payments on long-term debt	(220,566)	(384,831)
Deferred financing fees paid	(808)	(8,106)
Costs associated with loan refinancing or payoff (cash portion)	—	(5,790)
Net proceeds from issuance of common shares	264,008	43,659
Impact of stock option exercises, net	(27)	947
Purchase of common shares for treasury	(2,892)	(3,246)
Dividends paid to shareholders	(152,874)	(152,195)
Net cash provided by financing activities	151,841	39,438
Effect of exchange rate changes on cash	(180)	(334)
Net increase in cash and cash equivalents	428	13,477
Cash and cash equivalents at beginning of the period	7,958	10,664
Cash and cash equivalents at end of the period	$8,386	$24,141
Supplemental information continued on next page.

EPR PROPERTIES Consolidated Statements of Cash Flows (Unaudited) (Dollars in thousands) Continued from previous page.

	Nine Months Ended September 30,
	2014	2013
Supplemental schedule of non-cash activity:
Transfer of property under development to rental property	$152,504	$83,685
Acquisition of real estate in exchange for assumption of debt at fair value	$101,441	$19,710
Issuance of nonvested shares and restricted share units at fair value, including nonvested shares issued for payment of bonuses	$15,525	$10,398
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$76,836	$66,494
Cash paid (received) during the period for income taxes	$234	$(116)
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

2. Summary of Significant Accounting Policies

Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. In addition, operating results for the nine month period ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

Revenue Recognition
Rents that are fixed and determinable are recognized on a straight-line basis over the minimum terms of the leases. Base rent escalation on leases that are dependent upon increases in the Consumer Price Index (CPI) is recognized when known. In addition, most of the Company's tenants are subject to additional rents if gross revenues of the properties exceed certain thresholds defined in the lease agreements (percentage rents). Percentage rents as well as participating interest for those mortgage agreements that contain similar such clauses are recognized at the time when specific triggering events occur as provided by the lease or mortgage agreements. Rental revenue included percentage rents of $1.7 million and $2.2 million for the nine months ended September 30, 2014 and 2013, respectively. Mortgage and other financing income included participating interest income of $1.4 million and $0.9 million for the nine months ended September 30, 2014 and 2013, respectively. Lease termination fees are recognized when the related leases are canceled and the Company has no obligation to provide services to such former tenants. Termination fees of $123 thousand and $8 thousand were recognized during the nine months ended September 30, 2014 and 2013, respectively.

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

Concentrations of Risk
American Multi-Cinema, Inc. (AMC) was the lessee of a substantial portion (26%) of the megaplex theatre rental properties held by the Company at September 30, 2014 as a result of a series of sale leaseback transactions pertaining to AMC megaplex theatres. A substantial portion of the Company’s total revenues (approximately $65.5 million or 23% and $63.6 million or 25%, for the nine months ended September 30, 2014 and 2013, respectively) result from the revenue from AMC under the leases, or from its parent, AMC Entertainment, Inc. (AMCE), as the guarantor of AMC’s obligations under the leases. AMCE is wholly owned by AMC Entertainment Holdings, Inc. (AMCEH). AMCEH is a publicly held company (NYSE: AMC) and its consolidated financial information is publicly available as www.sec.gov.

For the nine months ended September 30, 2014 and 2013, approximately $30.2 million or 11%, and $31.7 million or 13%, respectively, of total revenue was derived from the Company's four entertainment retail centers in Ontario, Canada. The Company's wholly owned subsidiaries that hold the four Canadian entertainment retail centers represent approximately $217.9 million or 11% and $227.2 million or 13% of the Company's net assets at September 30, 2014 and December 31, 2013, respectively.

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

Share-based compensation expense consists of share option expense, amortization of nonvested share grants, and amortization of share units issued to non-employee Trustees for payment of their annual retainers. Share-based compensation is included in general and administrative expense in the accompanying consolidated statements of income, and totaled $7.0 million and $4.8 million for the nine months ended September 30, 2014 and 2013, respectively.

Share Options
Share options are granted to employees pursuant to the Long-Term Incentive Plan. The fair value of share options granted is estimated at the date of grant using the Black-Scholes option pricing model. Share options granted to employees vest over a period of four years and share option expense for these options is recognized on a straight-line basis over the vesting period. Total expense recognized related to share options was $1.1 million and $647 thousand for the nine months ended September 30, 2014 and 2013, respectively.

Nonvested Shares Issued to Employees
The Company grants nonvested shares to employees pursuant to both the Annual Incentive Program and the Long-Term Incentive Plan. The Company amortizes the expense related to the nonvested shares awarded to employees under the Long-Term Incentive Plan and the premium awarded under the nonvested share alternative of the Annual Incentive Program on a straight-line basis over the future vesting period (three or four years). Total expense recognized related to all nonvested shares was $5.1 million and $3.6 million for the nine months ended September 30, 2014 and 2013, respectively.

Restricted Share Units Issued to Non-Employee Trustees
The Company issues restricted share units to non-employee Trustees for payment of their annual retainers. The fair value of the share units granted was based on the share price at the date of grant. The share units vest upon the earlier of the day preceding the next annual meeting of shareholders or a change of control. The settlement date for the shares is selected by the non-employee Trustee, and ranges from one year from the grant date to upon termination of service. This expense is amortized by the Company on a straight-line basis over the year of service by the non-employee Trustees. Total expense recognized related to shares issued to non-employee Trustees was $797 thousand and $559 thousand for the nine months ended September 30, 2014 and 2013, respectively.

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

3. Rental Properties

The following table summarizes the carrying amounts of rental properties as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Buildings and improvements	$2,198,301	$1,937,661
Furniture, fixtures & equipment	28,531	26,676
Land	596,650	549,457
	2,823,482	2,513,794
Accumulated depreciation	(453,284)	(409,643)
Total	$2,370,198	$2,104,151
Depreciation expense on rental properties was $46.0 million and $36.8 million for the nine months ended September 30, 2014 and 2013, respectively.

4. Investments

The Company's investment spending during the nine months ended September 30, 2014 totaled $471.6 million, and included investments in each of its four operating segments.

Entertainment investment spending during the nine months ended September 30, 2014 totaled $154.0 million, and was related primarily to the acquisition of 11 theatres as described below, as well as investments in build-to-suit construction of six megaplex theatres and redevelopment of three existing megaplex theatres, each of which is subject to a long-term triple net lease or long-term mortgage agreement.

On April 21, 2014, the Company acquired 100% of an entity that owns 11 theatre properties in seven states for a total purchase price of approximately $117.7 million. As a part of this transaction, the Company assumed a mortgage loan of $90.3 million, which was booked at fair value on the date of the acquisition and a note payable of $1.9 million, for which the carrying value approximated market value on the date of acquisition. See Note 8 for further details regarding these loans. The theatre properties are leased on a triple net basis under a master lease agreement to a subsidiary of Regal Cinemas, Inc. with the tenant responsible for all taxes, costs and expenses arising from the use or operation of the properties. The remaining initial lease term is approximately 13 years. On the acquisition date, the Company recorded the following in the consolidated balance sheet: $123.7 million to rental properties, $3.3 million to other assets (for in-place leases) and $101.5 million to debt. Proforma financial information for this acquisition has been omitted as the effects of the acquisition are not material to the consolidated financial statements. Acquisition related costs in connection with this acquisition of $0.5 million were expensed as incurred during the nine months ended September 30, 2014.

Education investment spending during the nine months ended September 30, 2014 totaled $176.9 million, and was related to investments in build-to-suit construction of 21 public charter schools, three private schools and ten early childhood education centers, as well as the acquisition of two early childhood education centers located in Arizona, each of which is subject to a long-term triple net lease or long-term mortgage agreement.

Recreation investment spending during the nine months ended September 30, 2014 totaled $137.4 million, and was related to build-to-suit construction of 14 TopGolf golf entertainment facilities and additional improvements at two existing Top Golf golf entertainment facilities and Camelback Mountain Resort, each of which is subject to a long-term triple net lease or a long-term mortgage agreement.

Other investment spending during the nine months ended September 30, 2014 totaled $3.3 million, and was related to the land held for development related to the Adelaar casino and resort project in Sullivan County, New York.

5. Accounts Receivable, Net
The following table summarizes the carrying amounts of accounts receivable, net as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Receivable from tenants	$6,794	$10,759
Receivable from non-tenants	109	275
Receivable from Canada Revenue Agency	—	839
Straight-line rent receivable	38,339	33,654
Allowance for doubtful accounts	(773)	(2,989)
Total	$44,469	$42,538

6. Notes Receivable

The Company had one note receivable totaling $3.8 million (including $0.1 million in accrued interest) at September 30, 2014 that was impaired due to the inability of the borrower to meet its contractual obligations. Interest income of $84 thousand was recognized on this note for the nine months ended September 30, 2014 and related to the period before the note was impaired. Management of the Company evaluated the fair value of the underlying collateral of the note and concluded that a loan loss reserve for its full value of $3.8 million was necessary at September 30, 2014.

7. Investment in a Direct Financing Lease

The Company’s investment in a direct financing lease relates to the Company’s master lease of 23 public charter school properties as of September 30, 2014 and 27 public charter school properties as of December 31, 2013, with affiliates of Imagine Schools, Inc. (Imagine). Investment in a direct financing lease, net represents estimated unguaranteed residual values of leased assets and net unpaid rentals, less related deferred income. The following table summarizes the carrying amounts of investment in a direct financing lease, net as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Total minimum lease payments receivable	$491,700	$633,384
Estimated unguaranteed residual value of leased assets	172,994	215,207
Less deferred income (1)	(466,143)	(606,379)
Investment in a direct financing lease, net	$198,551	$242,212

(1) Deferred income is net of $1.5 million and $1.7 million of initial direct costs at September 30, 2014 and December 31, 2013.

Additionally, the Company determined that no allowance for losses was necessary at September 30, 2014 and December 31, 2013.

The Company’s direct financing lease has expiration dates ranging from approximately 18 to 21 years. Future minimum rentals receivable on this direct financing lease at September 30, 2014 are as follows (in thousands):

Amount
Year:
2014	$5,021
2015	20,475
2016	21,089
2017	21,721
2018	22,373
Thereafter	401,021
Total	$491,700

On April 2, 2014, the Company completed the sale of four public charter school properties located in Florida and previously leased to Imagine for net proceeds of $46.1 million. Accordingly, the Company reduced its investment in a direct financing lease, net, by $45.9 million which included $41.5 million in original acquisition cost. A gain of $0.2 million was recognized during the nine months ended September 30, 2014.

8. Debt and Capital Markets

On March 26, 2014, the Company increased the size of its unsecured revolving credit facility from $475.0 million to $535.0 million. As of September 30, 2014, the Company had $34.0 million outstanding under the facility and the total availability under the unsecured revolving credit facility was $501.0 million.

Additionally on March 26, 2014, the Company increased the size of its unsecured term loan facility from $265.0 million to $275.0 million. On September 19, 2014, the Company further increased the size of its unsecured term loan facility to $285.0 million.

On April 21, 2014, the Company assumed a mortgage note payable of $90.3 million and a note payable of $1.9 million in conjunction with the acquisition of 11 theatre properties. The mortgage note matures on July 6, 2017 and requires monthly principal and interest payments of approximately $635 thousand with a final principal payment at maturity of approximately $85.1 million. The mortgage note was recorded at fair value upon acquisition which was estimated to be $99.6 million. The fair value of this mortgage note was determined by discounting the future cash flows of the mortgage note using an estimated current market rate of 4.00%. The note payable matures on April 21, 2016, bears interest at 2.50% and requires quarterly interest payments of approximately $12 thousand with principal payment due at maturity. The carrying value of the note approximated fair value on the date of acquisition. Based on these inputs, the Company determined that its valuation of these notes was classified within Level 2 of the fair value hierarchy. See Note 11 for definition of Level 2 inputs.

On September 23, 2014, the Company issued 3,680,000 common shares in a registered public offering for total net proceeds, after the underwriting discount and offering expenses, of approximately $184.2 million. The net proceeds from the public offering were used to pay down the Company’s unsecured revolving credit facility.

During the nine months ended September 30, 2014, the Company issued pursuant to a registered public offering 1,563,709 common shares under the direct share purchase component of the Dividend Reinvestment and Direct Share Purchase Plan for total net proceeds after expenses of $79.5 million.

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

Consolidated VIEs
As of September 30, 2014, the Company did not have any investments in consolidated VIEs.

Unconsolidated VIE
At September 30, 2014, the Company’s recorded investment in SVVI, a VIE that is unconsolidated, was $189.4 million. The Company’s maximum exposure to loss associated with SVVI is limited to the Company’s outstanding mortgage note and related accrued interest receivable of $189.4 million. While this entity is a VIE, the Company has determined that the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance is not held by the Company.

10. Derivative Instruments

All derivatives are recognized at fair value in the consolidated balance sheets within the line items "Other assets" and "Accounts payable and accrued liabilities" as applicable. The Company's derivatives are subject to a master netting arrangement and the Company has elected not to offset its derivative position for purposes of balance sheet presentation and disclosure. The Company had derivative liabilities of $5.1 million and $4.5 million recorded in “Accounts payable and accrued liabilities” and derivative assets of $8.5 million and $6.1 million recorded in “Other assets” in the consolidated balance sheet at September 30, 2014 and December 31, 2013, respectively. Had the Company elected to offset derivatives in the consolidated balance sheet pursuant to ASU 210-20-45, the Company would have had derivative assets of $8.5 million and $6.1 million that would have been offset against the respective derivative liabilities of $5.1 million and $4.5 million at September 30, 2014 and December 31, 2013, respectively, resulting in a net derivative asset of $3.4 million and $1.6 million (with no derivative liability) at September 30, 2014 and December 31, 2013, respectively.  The Company had not posted or received collateral with its derivative counterparties as of September 30, 2014 or December 31, 2013. See Note 11 for disclosures relating to the fair value of the derivative instruments as of September 30, 2014 and December 31, 2013.

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

The effective portion of changes in the fair value of interest rate derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (AOCI) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the nine months ended September 30, 2014 and 2013, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness on cash flow hedges was recognized during the nine months ended September 30, 2014 and 2013.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of September 30, 2014, the Company estimates that during the twelve months ending September 30, 2015, $1.6 million will be reclassified from AOCI to interest expense.

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

As of September 30, 2014, the Company had cross-currency swaps with a fixed original notional value of $100.0 million CAD and $98.1 million U.S. The net effect of these swaps is to lock in an exchange rate of $1.05 CAD per U.S. dollar on approximately $13.5 million of annual CAD denominated cash flows on the properties through June 2018.

The effective portion of changes in the fair value of foreign currency derivatives designated and that qualify as cash flow hedges of foreign exchange risk is recorded in AOCI and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative, as well as amounts excluded from the assessment of hedge effectiveness, is recognized directly in earnings. No hedge ineffectiveness on foreign currency derivatives was recognized for the nine months ended September 30, 2014 and 2013. As of September 30, 2014, the Company estimates that during the twelve months ending September 30, 2015, $0.9 million will be reclassified from AOCI to other income.

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

During the nine months ended September 30, 2014, the Company received $5.7 million of cash in connection with the settlement of a CAD to U.S. dollar currency forward agreement which was designated as a net investment hedge.  The cash receipt has been reported as part of investing activity in the accompanying consolidated statement of cash flows.  The corresponding change in value of the forward contract for the period from inception to the settlement date of $5.7 million is reported in AOCI as part of the cumulative translation adjustment.  The $5.7 million gain will remain in AOCI and will be reclassified into earnings upon a sale or complete or substantially complete liquidation of the Company’s investment in its four Canadian properties.

For foreign currency derivatives designated as net investment hedges, the effective portion of changes in the fair value of the derivatives are reported in AOCI as part of the cumulative translation adjustment. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness on net investment hedges was recognized for the nine months ended September 30, 2014 and 2013. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated.

See Note 11 for disclosure relating to the fair value of the Company’s derivative instruments. Below is a summary of the effect of derivative instruments on the consolidated statements of changes in equity and income for the three and nine months ended September 30, 2014 and 2013.

Effect of Derivative Instruments on the Consolidated Statements of Changes in Equity and Income for the Three and Nine Months Ended September 30, 2014 and 2013 (Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
Description	2014	2013	2014	2013
Interest Rate Swaps
Amount of Income (Loss) Recognized in AOCI on Derivative (Effective Portion)	$721	$(2,985)	$(1,337)	$(2,399)
Amount of Expense Reclassified from AOCI into Earnings (Effective Portion) (1)	(462)	(442)	(1,371)	(1,296)
Cross Currency Swaps
Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	2,080	(1,333)	2,105	746
Amount of Income (Expense) Reclassified from AOCI into Earnings (Effective Portion) (2)	169	(34)	430	(185)
Currency Forward Agreements
Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	6,827	(3,489)	5,876	3,417
Amount of Income Reclassified from AOCI into Earnings (Effective Portion) (2)	—	73	—	192
Total
Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	$9,628	$(7,807)	$6,644	$1,764
Amount of Expense Reclassified from AOCI into Earnings (Effective Portion)	(293)	(403)	(941)	(1,289)

(1)	Included in "Interest expense, net" in the accompanying consolidated statements of income for the three and nine months ended September 30, 2014 and 2013.

(2)	Included in "Other income" and “Other expense” in the accompanying consolidated statements of income for the three and nine months ended September 30, 2014 and 2013.

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

As of September 30, 2014, the fair value of the Company’s derivatives in a liability position related to these agreements was $5.1 million. If the Company breached any of the contractual provisions of these derivative contracts, it would be required to settle its obligations under the agreements at their termination value of $5.3 million.

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

Although the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives also use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of September 30, 2014, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives and therefore, classified its derivatives as Level 2 within the fair value reporting hierarchy.

The table below presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 aggregated by the level in the fair value hierarchy within which those measurements are classified and by derivative type.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at September 30, 2014 and December 31, 2013 (Dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets (Liabilities) Balance at end of period
September 30, 2014:
Cross-Currency Swaps*	$—	$3,406	$—	$3,406
Currency Forward Agreements*	$—	$5,123	$—	$5,123
Currency Forward Agreements**	$—	$(619)	$—	$(619)
Interest Rate Swap Agreements**	$—	$(4,437)	$—	$(4,437)
December 31, 2013:
Cross-Currency Swaps*	$—	$1,730	$—	$1,730
Currency Forward Agreements*	$—	$4,353	$—	$4,353
Interest Rate Swap Agreements**	$—	$(4,472)	$—	$(4,472)
*Included in "Other assets" in the accompanying consolidated balance sheet.
**Included in "Accounts payable and accrued liabilities" in the accompanying consolidated balance sheet.

Non-recurring fair value measurements
Other than the purchase price allocation for the business combination described in Note 4, there were no assets or liabilities measured at fair value on a non-recurring basis during the nine months ended September 30, 2014.

Fair Value of Financial Instruments
Management compares the carrying value to the estimated fair value of the Company’s financial instruments. The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instruments at September 30, 2014 and December 31, 2013:

Mortgage notes receivable and related accrued interest receivable:
The fair value of the Company’s mortgage notes and related accrued interest receivable is estimated by discounting the future cash flows of each instrument using current market rates. At September 30, 2014, the Company had a carrying value of $546.3 million in fixed rate mortgage notes receivable outstanding, including related accrued interest, with a weighted average interest rate of approximately 9.16%. The fixed rate mortgage notes bear interest at rates of 5.50% to 11.31%. Discounting the future cash flows for fixed rate mortgage notes receivable using rates of 9.00% to 11.31%, management estimates the fair value of the fixed rate mortgage notes receivable to be approximately $522.5 million with an estimated weighted average market rate of 10.14% at September 30, 2014.

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

Investment in a direct financing lease, net:
The fair value of the Company’s investment in a direct financing lease is estimated by discounting the future cash flows of the instrument using current market rates. At September 30, 2014 and December 31, 2013, the Company had an investment in a direct financing lease with a carrying value of $198.6 million and $242.2 million, respectively, and a weighted average effective interest rate of 12.00% and 12.01%, respectively. The investment in direct financing lease bears interest at effective interest rates of 11.74% to 12.38%. The carrying value of the investment in a direct financing lease approximated the fair market value at September 30, 2014 and December 31, 2013.

Derivative instruments:
Derivative instruments are carried at their fair market value.

Debt instruments:
The fair value of the Company's debt is estimated by discounting the future cash flows of each instrument using current market rates. At September 30, 2014, the Company had a carrying value of $344.0 million in variable rate debt outstanding with a weighted average interest rate of approximately 1.56%. The carrying value of the variable rate debt outstanding approximated the fair market value at September 30, 2014.

At December 31, 2013, the Company had a carrying value of $290.0 million in variable rate debt outstanding with an average weighted interest rate of approximately 1.62%. The carrying value of the variable rate debt outstanding approximated the fair market value at December 31, 2013.

At September 30, 2014 and December 31, 2013, $240.0 million of variable rate debt outstanding under the Company's unsecured term loan facility had been effectively converted to a fixed rate through July 5, 2017 by interest rate swap agreements.

At September 30, 2014, the Company had a carrying value of $1.28 billion in fixed rate long-term debt outstanding with a weighted average interest rate of approximately 5.94%. Discounting the future cash flows for fixed rate debt using rates of 1.91% to 4.23%, management estimates the fair value of the fixed rate debt to be approximately $1.41 billion with an estimated weighted average market rate of 3.52% at September 30, 2014.

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

12. Earnings Per Share

The following table summarizes the Company’s computation of basic and diluted earnings per share (EPS) for the three and nine months ended September 30, 2014 and 2013 (amounts in thousands except per share information):

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Income (numerator)	Shares (denominator)	Per Share Amount	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Income from continuing operations	$42,708			$123,613
Less: preferred dividend requirements	(5,952)			(17,856)
Income from continuing operations available to common shareholders	$36,756	53,792	$0.68	$105,757	53,268	$1.99
Income (loss) from discontinued operations available to common shareholders	$(3)	53,792	$—	$3,384	53,268	$0.06
Net income available to common shareholders	$36,753	53,792	$0.68	$109,141	53,268	$2.05
Diluted EPS:
Income from continuing operations available to common shareholders	$36,756	53,792		$105,757	53,268
Effect of dilutive securities:
Share options	—	209		—	194
Income from continuing operations available to common shareholders	$36,756	54,001	$0.68	$105,757	53,462	$1.98
Income (loss) from discontinued operations available to common shareholders	$(3)	54,001	$—	$3,384	53,462	$0.06
Net income available to common shareholders	$36,753	54,001	$0.68	$109,141	53,462	$2.04

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Income (numerator)	Shares (denominator)	Per Share Amount	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Income from continuing operations	$40,529			$113,252
Less: preferred dividend requirements	(5,951)			(17,855)
Income from continuing operations available to common shareholders	$34,578	47,349	$0.73	$95,397	47,097	$2.03
Income from discontinued operations available to common shareholders	$2,973	47,349	$0.06	$3,931	47,097	$0.08
Net income available to common shareholders	$37,551	47,349	$0.79	$99,328	47,097	$2.11
Diluted EPS:
Income from continuing operations available to common shareholders	$34,578	47,349		$95,397	47,097
Effect of dilutive securities:
Share options	—	175		—	193
Income from continuing operations available to common shareholders	$34,578	47,524	$0.73	$95,397	47,290	$2.02
Income from discontinued operations available to common shareholders	$2,973	47,524	$0.06	$3,931	47,290	$0.08
Net income available to common shareholders	$37,551	47,524	$0.79	$99,328	47,290	$2.10

The additional 1.9 million common shares that would result from the conversion of the Company’s 5.75% Series C cumulative convertible preferred shares and the additional 1.6 million common shares that would result from the conversion of the Company’s 9.0% Series E cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2014 and 2013 because the effect is anti-dilutive.

The dilutive effect of potential common shares from the exercise of share options is included in diluted earnings per share for the three and nine months ended September 30, 2014 and 2013. For the three months ended September 30, 2014 and 2013, options to purchase 279 thousand and 331 thousand shares of common shares, respectively, at per share prices ranging from $46.86 to $65.50 and $45.20 to $65.50, respectively, were not included in the computation of diluted earnings per share because the options were anti-dilutive. For the nine months ended September 30, 2014 and 2013, options to purchase 378 thousand and 331 thousand shares of common shares, respectively, at per share prices ranging from $45.20 to $65.50 for both periods, were not included in the computation of diluted earnings per share because the options were anti-dilutive.

13. Equity Incentive Plan

All grants of common shares and options to purchase common shares are issued under the Company's 2007 Equity Incentive Plan and an aggregate of 3,650,000 common shares, options to purchase common shares and restricted share units, subject to adjustment in the event of certain capital events, may be granted. At September 30, 2014, there were 1,308,186 shares available for grant under the 2007 Equity Incentive Plan.

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

	Number of shares	Option price per share			Weighted avg. exercise price
Outstanding at December 31, 2013	840,665	$18.18	—	$65.50	$40.85
Exercised	(28,434)	32.50	—	52.72	42.03
Granted	172,178	51.64	—	51.64	51.64
Forfeited	(3,377)	45.20	—	51.64	48.65
Outstanding at September 30, 2014	981,032	$18.18	—	$65.50	$42.69
The weighted average fair value of options granted was $13.87 and $12.35 during the nine months ended September 30, 2014 and 2013, respectively. The intrinsic value of stock options exercised was $0.3 million and $2.9 million during the nine months ended September 30, 2014 and 2013, respectively. Additionally, the Company repurchased 22,652 shares into treasury shares in conjunction with the stock options exercised during the nine months ended September 30, 2013 with a total value of $1.2 million. At September 30, 2014, stock-option expense to be recognized in future periods was $3.0 million.

The expense related to share options included in the determination of net income for the nine months ended September 30, 2014 and 2013 was $1.1 million and $647 thousand, respectively. The following assumptions were used in applying the Black-Scholes option pricing model at the grant dates: risk-free interest rate of 2.2% and 1.0% for the nine months ended September 30, 2014 and 2013, respectively, dividend yield of 6.4% and 5.4% to 6.5% for the nine months ended September 30, 2014 and 2013, respectively, volatility factors in the expected market price of the Company’s common shares of 50.3% and 50.7%, respectively, for the nine months ended September 30, 2014 and 2013, 0.28% and 0.23% to 0.29% expected forfeiture rate for the nine months ended September 30, 2014 and 2013, respectively, and an expected life of approximately six years for both the nine months ended September 30, 2014 and 2013. The Company uses historical data to estimate the expected life of the option and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Additionally, expected volatility is computed based on the average historical volatility of the Company’s publicly traded shares.
The following table summarizes outstanding options at September 30, 2014:

Exercise price range	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)
$ 18.18 - 19.99	201,859	4.4
20.00 - 29.99	—	0.0
30.00 - 39.99	14,774	5.4
40.00 - 49.99	485,330	4.9
50.00 - 59.99	185,716	9.0
60.00 - 65.50	93,353	2.3
	981,032	5.3	$42.69	$9,387

The following table summarizes exercisable options at September 30, 2014:

Exercise price range	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)
$ 18.18 - 19.99	201,859	4.4
20.00 - 29.99	—	0.0
30.00 - 39.99	14,774	5.4
40.00 - 49.99	343,341	3.7
50.00 - 59.99	9,375	4.6
60.00 - 65.50	93,353	2.3
	662,702	3.8	$39.42	$8,798

Nonvested Shares
A summary of the Company’s nonvested share activity and related information is as follows:

	Number of shares	Weighted avg. grant date fair value	Weighted avg. life remaining
Outstanding at December 31, 2013	371,864	$46.00
Granted	280,193	51.64
Vested	(149,324)	45.26
Forfeited	(4,208)	50.02
Outstanding at September 30, 2014	498,525	$49.35	1.26
The holders of nonvested shares have voting rights and receive dividends from the date of grant. These shares vest ratably over a period of three to four years. The fair value of the nonvested shares that vested was $7.3 million and $6.7 million for the nine months ended September 30, 2014 and 2013, respectively. At September 30, 2014, unamortized share-based compensation expense related to nonvested shares was $13.9 million.

Restricted Share Units
A summary of the Company’s restricted share unit activity and related information is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Life Remaining
Outstanding at December 31, 2013	17,530	$58.38
Granted	19,685	53.55
Vested	(17,530)	58.38
Outstanding at September 30, 2014	19,685	$53.55	0.63

The holders of restricted share units receive dividend equivalents from the date of grant. The share units vest upon the earlier of the day preceding the next annual meeting of shareholders or a change of control. The settlement date for the shares is selected by the non-employee Trustee, and ranges from one year from the grant date to upon termination of service. At September 30, 2014, unamortized share-based compensation expense related to restricted share units was $615 thousand.

14. Discontinued Operations

Included in discontinued operations for the nine months ended September 30, 2014 is the reversal of a liability that was established with the March 4, 2010 acquisition of Toronto Dundas Square. This liability was reversed as the related payment is not expected to occur. Included in discontinued operations for the three and nine months ended September 30, 2013 are the operations operations of five winery and vineyard properties which were sold during 2013.

The operating results relating to discontinued operations are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Rental revenue	$—	$163	$3	$1,623
Tenant reimbursements	—	—	—	554
Total revenue	—	163	3	2,177
Property operating expense	3	66	13	38
Other expense (benefit)	—	87	(18)	241
Transaction costs (benefit)	—	—	(3,376)	—
Interest income, net	—	—	—	(28)
Depreciation and amortization	—	205	—	1,728
Income (loss) before gain on sale or acquisition of real estate	(3)	(195)	3,384	198
Gain on sale of real estate	—	3,168	—	3,733
Net income (loss)	$(3)	$2,973	$3,384	$3,931

15. Other Commitments and Contingencies

As of September 30, 2014, the Company had seven entertainment development projects for which it has commitments to fund approximately $33.6 million, 19 education development projects for which it has commitments to fund approximately $136.8 million and nine recreation development projects for which it has commitments to fund approximately $108.0 million. Development costs are advanced by the Company in periodic draws. If the Company determines that construction is not being completed in accordance with the terms of the development agreement, it can discontinue funding construction draws. The Company has agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

The Company has certain commitments related to its mortgage note investments that it may be required to fund in the future. The Company is generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of September 30, 2014, the Company had nine mortgage notes receivable with commitments totaling approximately $190.3 million. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

The Company has provided guarantees of the payment of certain economic development revenue bonds totaling $20.4 million related to two theatres in Louisiana for which the Company earns a fee at annual rates of 2.88% to 4.00% over the 30-year terms of the related bonds. The Company recorded $8.6 million as a deferred asset included in other assets and $8.6 million included in other liabilities in the accompanying consolidated balance sheet as of September 30, 2014 related to these guarantees. No amounts have been accrued as a loss contingency related to these guarantees because payment by the Company is not probable.

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
On October 20, 2011, the Cappelli Group also filed suit against the Company and two affiliates in the Supreme Court of the State of New York, County of Westchester, asserting a claim for breach of contract and the implied covenant of good faith, and seeking damages of at least $800.0 million, based on the same allegations as in the action the Cappelli Group filed in Sullivan County Supreme Court.  The Company has moved to dismiss the Amended Complaint in Westchester County based on the Sullivan County Supreme Court’s June 30, 2014 decision, and the Cappelli Group has cross-moved for a stay of the action.  Briefing should be completed by November 3, 2014.
On September 18, 2013, the United States District Court for the Southern District of New York (the District Court) dismissed the complaint filed by Concord Associates L.P. and six other companies affiliated with Mr. Cappelli against the Company and certain of its subsidiaries, Empire Resorts, Inc. and Monticello Raceway Management, Inc. (collectively, Empire), and Kien Huat Realty III Limited and Genting New York LLC (collectively, Genting). The complaint alleged, among other things, that the Company had conspired with Empire to monopolize the racing and gaming market in the Catskills by entering into exclusivity and development agreements to develop a comprehensive resort destination in Sullivan County, New York. The plaintiffs are seeking $500.0 million in damages (trebled to $1.5 billion under antitrust law), punitive damages, and injunctive relief. The District Court dismissed plaintiffs’ federal antitrust claims against all defendants with prejudice, and dismissed the pendent state law claims against Empire and Genting without prejudice, meaning they could be further pursued in state court. On October 2, 2013, the plaintiffs filed a motion for reconsideration with the District Court, seeking permission to file a Second Amended Complaint, and soon after filed a Notice of Appeal.
The Company has not determined that losses related to these matters are probable. Because of the favorable rulings from the Supreme Court of Sullivan County, New York and the District Court, and the pending or potential appeals, together with the inherent difficulty of predicting the outcome of litigation generally, the Company does not have sufficient information to determine the amount or range of reasonably possible loss with respect to these matters. The Company's assessments are based on estimates and assumptions that have been deemed reasonable by management, but that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause the Company to change those estimates and assumptions. The Company intends to vigorously defend the claims asserted against the Company and certain of its subsidiaries by the Cappelli Group and its affiliates, for which the Company believes it has meritorious defenses, but there can be no assurances as to its outcome.

16. Segment Information

The Company groups investments into four reportable operating segments: Entertainment, Education, Recreation and Other. The financial information summarized below is presented by reportable operating segment:

Balance Sheet Data:
	As of September 30, 2014
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Total Assets	$2,024,144	$690,036	$707,852	$212,783	$44,416	$3,679,231

	As of December 31, 2013
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Total Assets	$1,921,836	$542,052	$553,019	$210,064	$45,305	$3,272,276

Operating Data:
	Three Months Ended September 30, 2014
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Rental revenue	$60,616	$7,490	$6,069	$235	$—	$74,410
Tenant reimbursements	4,486	—	—	—	—	4,486
Other income	5	—	—	191	149	345
Mortgage and other financing income	1,789	7,561	10,050	97	—	19,497
Total revenue	66,896	15,051	16,119	523	149	98,738

Property operating expense	5,759	—	—	189	—	5,948
Other expense	—	—	—	248	—	248
Total investment expenses	5,759	—	—	437	—	6,196
Net operating income - before unallocated items	61,137	15,051	16,119	86	149	92,542

Reconciliation to Consolidated Statements of Income:
General and administrative expense						(6,719)
Interest expense, net						(20,801)
Transaction costs						(369)
Provision for loan loss						(3,777)
Depreciation and amortization						(17,421)
Equity in income from joint ventures						300
Income tax expense						(1,047)
Discontinued operations:
Loss from discontinued operations						(3)
Net income attributable to EPR Properties						42,705
Preferred dividend requirements						(5,952)
Net income available to common shareholders of EPR Properties						$36,753

	Three Months Ended September 30, 2013
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Rental revenue	$54,800	$4,422	$2,682	$305	$—	$62,209
Tenant reimbursements	4,552	—	—	—	—	4,552
Other income	29	—	—	1,373	39	1,441
Mortgage and other financing income	2,258	8,507	8,807	67	—	19,639
Total revenue	61,639	12,929	11,489	1,745	39	87,841

Property operating expense	6,365	—	—	214	—	6,579
Other expense	—	—	—	204	—	204
Total investment expenses	6,365	—	—	418	—	6,783
Net operating income - before unallocated items	55,274	12,929	11,489	1,327	39	81,058

Reconciliation to Consolidated Statements of Income:
General and administrative expense						(6,764)
Costs associated with loan refinancing or payoff						(223)
Interest expense, net						(20,435)
Transaction costs						(317)
Depreciation and amortization						(13,141)
Equity in income from joint ventures						351
Discontinued operations:
Income from discontinued operations						(195)
Gain on sale of real estate						3,168
Net income attributable to EPR Properties						43,502
Preferred dividend requirements						(5,951)
Net income available to common shareholders of EPR Properties						$37,551

	Nine Months Ended September 30, 2014
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Rental revenue	$176,940	$18,486	$14,528	$805	$—	$210,759
Tenant reimbursements	13,355	—	—	—	—	13,355
Other income (loss)	(7)	—	—	284	429	706
Mortgage and other financing income	5,279	23,779	26,212	291	—	55,561
Total revenue	195,567	42,265	40,740	1,380	429	280,381

Property operating expense	17,413	—	—	523	—	17,936
Other expense	—	—	—	566	—	566
Total investment expenses	17,413	—	—	1,089	—	18,502
Net operating income - before unallocated items	178,154	42,265	40,740	291	429	261,879

Reconciliation to Consolidated Statements of Income:
General and administrative expense						(21,260)
Interest expense, net						(61,254)
Transaction costs						(1,321)
Provision for loan loss						(3,777)
Depreciation and amortization						(48,750)
Equity in income from joint ventures						878
Gain on sale of land						330
Gain on sale of investment in a direct financing lease						220
Income tax expense						(3,332)
Discontinued operations:
Income from discontinued operations						8
Transaction (costs) benefit						3,376
Net income attributable to EPR Properties						126,997
Preferred dividend requirements						(17,856)
Net income available to common shareholders						$109,141

	Nine Months Ended September 30, 2013
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Rental revenue	$164,305	$10,732	$6,373	$1,348	$—	$182,758
Tenant reimbursements	13,748	—	—	—	—	13,748
Other income	77	—	—	1,451	10	1,538
Mortgage and other financing income	6,685	24,609	24,151	225	—	55,670
Total revenue	184,815	35,341	30,524	3,024	10	253,714

Property operating expense	19,341	—	—	263	—	19,604
Other expense	—	—	—	508	—	508
Total investment expenses	19,341	—	—	771	—	20,112
Net operating income - before unallocated items	165,474	35,341	30,524	2,253	10	233,602

Reconciliation to Consolidated Statements of Income:
General and administrative expense						(19,468)
Costs associated with loan refinancing or payoff						(6,166)
Gain on early extinguishment of debt						4,539
Interest expense, net						(60,424)
Transaction costs						(859)
Depreciation and amortization						(39,140)
Equity in income from joint ventures						1,168
Discontinued operations:
Income from discontinued operations						198
Gain on sale of real estate						3,733
Net income attributable to EPR Properties						117,183
Preferred dividend requirements						(17,855)
Net income available to common shareholders						$99,328

17. Condensed Consolidating Financial Statements

A portion of the Company's subsidiaries have guaranteed the Company’s indebtedness under the Company's unsecured senior notes, unsecured revolving credit facility and unsecured term loan facility. The guarantees are joint and several, full and unconditional and subject to customary release provisions. The following summarizes the Company’s condensed consolidating information as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013 (in thousands):
Condensed Consolidating Balance Sheet As of September 30, 2014

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets
Rental properties, net	$—	$1,642,354	$727,844	$—	$2,370,198
Land held for development	—	—	204,641	—	204,641
Property under development	—	176,638	12,413	—	189,051
Mortgage notes and related accrued interest receivable	—	483,602	62,663	—	546,265
Investment in a direct financing lease, net	—	198,551	—	—	198,551
Investment in joint ventures	—	—	5,343	—	5,343
Cash and cash equivalents	(442)	1,294	7,534	—	8,386
Restricted cash	—	24,940	1,871	—	26,811
Deferred financing costs, net	15,820	4,536	638	—	20,994
Accounts receivable, net	148	29,660	14,661	—	44,469
Intercompany notes receivable	—	—	175,757	(175,757)	—
Investments in subsidiaries	3,107,517	—	—	(3,107,517)	—
Other assets	20,818	9,563	34,141	—	64,522
Total assets	$3,143,861	$2,571,138	$1,247,506	$(3,283,274)	$3,679,231
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$33,530	$35,911	$2,070	$—	$71,511
Dividends payable	22,240	—	—	—	22,240
Unearned rents and interest	750	29,764	6,037	—	36,551
Intercompany notes payable	—	—	175,757	(175,757)	—
Debt	1,160,000	34,000	427,211	—	1,621,211
Total liabilities	1,216,520	99,675	611,075	(175,757)	1,751,513
EPR Properties shareholders’ equity	1,927,341	2,471,463	636,054	(3,107,517)	1,927,341
Noncontrolling interests	—	—	377	—	377
Total equity	$1,927,341	$2,471,463	$636,431	$(3,107,517)	$1,927,718
Total liabilities and equity	$3,143,861	$2,571,138	$1,247,506	$(3,283,274)	$3,679,231

Condensed Consolidating Balance Sheet As of December 31, 2013

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets
Rental properties, net	$—	$1,474,501	$629,650	$—	$2,104,151
Land held for development	—	—	201,342	—	201,342
Property under development	18	84,397	5,058	—	89,473
Mortgage notes and related accrued interest receivable	—	460,533	25,804	—	486,337
Investment in a direct financing lease, net	—	242,212	—	—	242,212
Investment in joint ventures	—	—	5,275	—	5,275
Cash and cash equivalents	449	1,826	5,683	—	7,958
Restricted cash	1,150	6,735	1,829	—	9,714
Deferred financing costs, net	17,221	5,439	684	—	23,344
Accounts receivable, net	106	25,158	17,274	—	42,538
Intercompany notes receivable	—	—	175,757	(175,757)	—
Investments in subsidiaries	2,852,543	—	—	(2,852,543)	—
Other assets	19,292	11,040	29,600	—	59,932
Total assets	$2,890,779	$2,311,841	$1,097,956	$(3,028,300)	$3,272,276
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$43,589	$20,564	$8,174	$—	$72,327
Dividends payable	19,553	—	—	—	19,553
Unearned rents and interest	—	14,295	2,751	—	17,046
Intercompany notes payable	—	—	175,757	(175,757)	—
Debt	1,140,000	—	335,336	—	1,475,336
Total liabilities	1,203,142	34,859	522,018	(175,757)	1,584,262
EPR Properties shareholders’ equity	1,687,637	2,276,982	575,561	(2,852,543)	1,687,637
Noncontrolling interests	—	—	377	—	377
Total equity	$1,687,637	$2,276,982	$575,938	$(2,852,543)	$1,688,014
Total liabilities and equity	$2,890,779	$2,311,841	$1,097,956	$(3,028,300)	$3,272,276

Condensed Consolidating Statement of Income Three Months Ended September 30, 2014

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantors Subsidiaries	Consolidated Elimination	Consolidated
Rental revenue	$—	$50,308	$24,102	$—	$74,410
Tenant reimbursements	—	1,003	3,483	—	4,486
Other income	—	—	345	—	345
Mortgage and other financing income	187	18,161	1,149	—	19,497
Intercompany fee income	788	—	—	(788)	—
Interest income on intercompany notes receivable	—	—	5,961	(5,961)	—
Total revenue	975	69,472	35,040	(6,749)	98,738
Equity in subsidiaries’ earnings	58,203	—	—	(58,203)	—
Property operating expense	—	2,173	3,775	—	5,948
Intercompany fee expense	—	—	788	(788)	—
Other expense	—	—	248	—	248
General and administrative expense	—	4,452	2,267	—	6,719
Interest expense, net	15,787	(617)	5,631	—	20,801
Interest expense on intercompany notes payable	—	—	5,961	(5,961)	—
Transaction costs	292	—	77	—	369
Provision for loan loss	—	—	3,777	—	3,777
Depreciation and amortization	274	11,662	5,485	—	17,421
Income before equity in income from joint ventures and other items	42,825	51,802	7,031	(58,203)	43,455
Equity in income from joint ventures	—	—	300	—	300
Income before income taxes	42,825	51,802	7,331	(58,203)	43,755
Income tax expense	120	—	927	—	1,047
Income from continuing operations	$42,705	$51,802	$6,404	$(58,203)	$42,708
Discontinued operations:
Loss from discontinued operations	—	(3)	—	—	(3)
Net income attributable to EPR Properties	42,705	51,799	6,404	(58,203)	42,705
Preferred dividend requirements	(5,952)	—	—	—	(5,952)
Net income available to common shareholders of EPR Properties	$36,753	$51,799	$6,404	$(58,203)	$36,753
Comprehensive income attributable to EPR Properties	$42,036	$51,799	$4,553	$(56,352)	$42,036

Condensed Consolidating Statement of Income Three Months Ended September 30, 2013

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Rental revenue	$—	$41,148	$21,061	$—	$62,209
Tenant reimbursements	—	848	3,704	—	4,552
Other income	23	6	1,412	—	1,441
Mortgage and other financing income	287	18,288	1,064	—	19,639
Intercompany fee income	656	—	—	(656)	—
Interest income on intercompany notes receivable	4,834	—	98	(4,932)	—
Total revenue	5,800	60,290	27,339	(5,588)	87,841
Equity in subsidiaries’ earnings	53,848	—	—	(53,848)	—
Property operating expense	2	2,539	4,038	—	6,579
Intercompany fee expense	—	—	656	(656)	—
Other expense	—	—	204	—	204
General and administrative expense	—	4,553	2,211	—	6,764
Costs associated with loan refinancing or payoff	—	223	—	—	223
Interest expense, net	15,706	—	4,729	—	20,435
Interest expense on intercompany notes payable	—	—	4,932	(4,932)	—
Transaction costs	317	—	—	—	317
Depreciation and amortization	273	8,354	4,514	—	13,141
Income before equity in income from joint ventures and other items	43,350	44,621	6,055	(53,848)	40,178
Equity in income from joint ventures	152	—	199	—	351
Income from continuing operations	$43,502	$44,621	$6,254	$(53,848)	$40,529
Discontinued operations:
Loss from discontinued operations	—	(66)	(129)	—	(195)
Gain on sale of real estate	—	—	3,168	—	3,168
Net income attributable to EPR Properties	43,502	44,555	9,293	(53,848)	43,502
Preferred dividend requirements	(5,951)	—	—	—	(5,951)
Net income available to common shareholders of EPR Properties	$37,551	$44,555	$9,293	$(53,848)	$37,551
Comprehensive income attributable to EPR Properties	$40,646	$44,489	$9,046	$(53,535)	$40,646

Condensed Consolidating Statement of Income Nine Months Ended September 30, 2014

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantors Subsidiaries	Consolidated Elimination	Consolidated
Rental revenue	$—	$141,873	$68,886	$—	$210,759
Tenant reimbursements	—	2,805	10,550	—	13,355
Other income	—	—	706	—	706
Mortgage and other financing income	562	52,478	2,521	—	55,561
Intercompany fee income	2,366	—	—	(2,366)	—
Interest income on intercompany notes receivable	—	—	19,067	(19,067)	—
Total revenue	2,928	197,156	101,730	(21,433)	280,381
Equity in subsidiaries’ earnings	172,970	—	—	(172,970)	—
Property operating expense	(1)	6,440	11,497	—	17,936
Intercompany fee expense	—	—	2,366	(2,366)	—
Other expense	—	—	566	—	566
General and administrative expense	—	13,944	7,316	—	21,260
Interest expense, net	47,222	(1,690)	15,722	—	61,254
Interest expense on intercompany notes payable	—	—	19,067	(19,067)	—
Transaction costs	483	—	838	—	1,321
Provision for loan loss	—	—	3,777	—	3,777
Depreciation and amortization	823	32,755	15,172	—	48,750
Income before equity in income from joint ventures and other items	127,371	145,707	25,409	(172,970)	125,517
Equity in income from joint ventures	—	—	878	—	878
Gain on sale of land	—	—	330	—	330
Gain on sale of investment in a direct financing lease	—	220	—	—	220
Income before income taxes	127,371	145,927	26,617	(172,970)	126,945
Income tax expense	374	—	2,958	—	3,332
Income from continuing operations	$126,997	$145,927	$23,659	$(172,970)	$123,613
Discontinued operations:
Income (loss) from discontinued operations	—	(10)	18	—	8
Transaction costs (benefit)	—	3,376	—	—	3,376
Net income attributable to EPR Properties	126,997	149,293	23,677	(172,970)	126,997
Preferred dividend requirements	(17,856)	—	—	—	(17,856)
Net income available to common shareholders of EPR Properties	$109,141	$149,293	$23,677	$(172,970)	$109,141
Comprehensive income attributable to EPR Properties	$123,361	$149,436	$19,864	$(169,300)	$123,361

Condensed Consolidating Statement of Income Nine Months Ended September 30, 2013

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantors Subsidiaries	Consolidated Elimination	Consolidated
Rental revenue	$—	$118,989	$63,769	$—	$182,758
Tenant reimbursements	—	2,717	11,031	—	13,748
Other income	71	6	1,461	—	1,538
Mortgage and other financing income	790	51,626	3,254	—	55,670
Intercompany fee income	1,982	—	—	(1,982)	—
Interest income on intercompany notes receivable	13,332	—	286	(13,618)	—
Total revenue	16,175	173,338	79,801	(15,600)	253,714
Equity in subsidiaries’ earnings	142,348	—	—	(142,348)	—
Property operating expense	2	8,063	11,539	—	19,604
Intercompany fee expense	—	—	1,982	(1,982)	—
Other expense	—	—	508	—	508
General and administrative expense	—	13,125	6,343	—	19,468
Costs associated with loan refinancing or payoff	—	1,987	4,179	—	6,166
Gain on early extinguishment of debt	—	(4,539)	—	—	(4,539)
Interest expense, net	40,159	3,164	17,101	—	60,424
Interest expense on intercompany notes payable	—	—	13,618	(13,618)	—
Transaction costs	859	—	—	—	859
Depreciation and amortization	818	24,513	13,809	—	39,140
Income before equity in income from joint ventures and other items	116,685	127,025	10,722	(142,348)	112,084
Equity in income from joint ventures	498	—	670	—	1,168
Income from continuing operations	$117,183	$127,025	$11,392	$(142,348)	$113,252
Discontinued operations:
Income (loss) from discontinued operations	—	623	(425)	—	198
Gain on sale of acquisition of real estate	—	—	3,733	—	3,733
Net income attributable to EPR Properties	117,183	127,648	14,700	(142,348)	117,183
Preferred dividend requirements	(17,855)	—	—	—	(17,855)
Net income available to common shareholders of EPR Properties	$99,328	$127,648	$14,700	$(142,348)	$99,328
Comprehensive income attributable to EPR Properties	$114,097	$127,784	$12,581	$(140,365)	$114,097

Condensed Consolidating Statement of Cash Flows Nine Months Ended September 30, 2014

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Intercompany fee income (expense)	$2,366	$—	$(2,366)	$—
Interest income (expense) on intercompany receivable/payable	—	—	—	—
Net cash provided (used) by other operating activities	(59,343)	173,004	54,438	168,099
Net cash provided (used) by operating activities of continuing operations	(56,977)	173,004	52,072	168,099
Net cash provided by operating activities of discontinued operations	—	41	68	109
Net cash provided (used) by operating activities	(56,977)	173,045	52,140	168,208
Investing activities:
Acquisition of rental properties and other assets	(283)	(30,188)	(25,914)	(56,385)
Proceeds from sale of real estate	—	—	3,647	3,647
Proceed from settlement of derivative	—	—	5,725	5,725
Investment in mortgage notes receivable	—	(21,808)	(36,114)	(57,922)
Proceeds from mortgage note receivable paydown	—	317	—	317
Investment in promissory notes receivable	—	(721)	(3,666)	(4,387)
Proceeds from sale of investments in a direct financing lease, net	—	46,092	—	46,092
Additions to property under development	(821)	(241,480)	(14,227)	(256,528)
Advances to subsidiaries, net	(70,690)	40,439	30,251	—
Net cash used by investing activities	(71,794)	(207,349)	(40,298)	(319,441)
Financing activities:
Proceeds from long-term debt facilities	20,000	245,000	—	265,000
Principal payments on long-term debt	—	(211,000)	(9,566)	(220,566)
Deferred financing fees paid	(335)	(275)	(198)	(808)
Net proceeds from issuance of common shares	264,008	—	—	264,008
Impact of stock option exercises, net	(27)	—	—	(27)
Purchase of common shares for treasury	(2,892)	—	—	(2,892)
Dividends paid to shareholders	(152,874)	—	—	(152,874)
Net cash provided (used) by financing activities	127,880	33,725	(9,764)	151,841
Effect of exchange rate changes on cash	—	47	(227)	(180)
Net increase (decrease) in cash and cash equivalents	(891)	(532)	1,851	428
Cash and cash equivalents at beginning of the period	449	1,826	5,683	7,958
Cash and cash equivalents at end of the period	$(442)	$1,294	$7,534	$8,386

Condensed Consolidating Statement of Cash Flows Nine Months Ended September 30, 2013

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Intercompany fee income (expense)	$1,982	$—	$(1,982)	$—
Interest income (expense) on intercompany receivable/payable	13,332	—	(13,332)	—
Net cash provided (used) by other operating activities	(41,066)	152,621	44,598	156,153
Net cash provided (used) by operating activities of continuing operations	(25,752)	152,621	29,284	156,153
Net cash provided by operating activities of discontinued operations	—	67	2,155	2,222
Net cash provided (used) by operating activities	(25,752)	152,688	31,439	158,375
Investing activities:
Acquisition of rental properties and other assets	(217)	(17,366)	(9,616)	(27,199)
Proceeds from sale of real estate	—	—	796	796
Investment in unconsolidated joint ventures	(1,021)	—	—	(1,021)
Investment in mortgage note receivable	(11,797)	(43,802)	(1,265)	(56,864)
Proceeds from mortgage note receivable paydown	—	137	1,698	1,835
Investment in promissory notes receivable	—	(1,278)	—	(1,278)
Proceeds from promissory note receivable paydown	117	—	909	1,026
Investment in a direct financing lease, net	—	(3,262)	—	(3,262)
Additions to property under development	—	(139,726)	(4,799)	(144,525)
Investment in (repayment of) intercompany notes payable	(88,083)	—	88,083	—
Advances to subsidiaries, net	(41,409)	94,581	(53,172)	—
Net cash provided (used) by investing activities of continuing operations	(142,410)	(110,716)	22,634	(230,492)
Net proceeds from sale of real estate from discontinued operations	—	—	46,490	46,490
Net cash provided (used) by investing activities	(142,410)	(110,716)	69,124	(184,002)
Financing activities:
Proceeds from long-term debt facilities	300,000	249,000	—	549,000
Principal payments on long-term debt	—	(286,819)	(98,012)	(384,831)
Deferred financing fees paid	(5,619)	(2,468)	(19)	(8,106)
Costs associated with loan refinancing or payoff (cash portion)	—	(1,753)	(4,037)	(5,790)
Net proceeds from issuance of common shares	43,659	—	—	43,659
Impact of stock option exercises, net	947	—	—	947
Purchase of common shares for treasury	(3,246)	—	—	(3,246)
Dividends paid to shareholders	(152,195)	—	—	(152,195)
Net cash provided (used) by financing activities	183,546	(42,040)	(102,068)	39,438
Effect of exchange rate changes on cash	—	1	(335)	(334)
Net increase (decrease) in cash and cash equivalents	15,384	(67)	(1,840)	13,477
Cash and cash equivalents at beginning of the period	1,531	832	8,301	10,664
Cash and cash equivalents at end of the period	$16,915	$765	$6,461	$24,141

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto on this Form 10-Q of EPR Properties (“the Company”, “EPR”, “we” or “us”). The forward-looking statements included in this discussion and elsewhere on this Form 10-Q involve risks and uncertainties, including anticipated financial performance, business prospects, industry trends, shareholder returns, performance of leases by tenants, performance on loans to customers and other matters, which reflect management's best judgment based on factors currently known. See “Cautionary Statement Concerning Forward-Looking Statements” which is incorporated herein by reference. Actual results and experience could differ materially from the anticipated results and other expectations expressed in our forward-looking statements as a result of a number of factors, including but not limited to those discussed in this Item and Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 28, 2014, as supplemented by Part II, Item 1A - “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed with the SEC on July 25, 2014.

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

Historically, our primary challenges have been locating suitable properties, negotiating favorable lease or financing terms (on new or existing properties), and managing our portfolio as we have continued to grow. We believe our management’s knowledge and industry relationships have facilitated opportunities for us to acquire, finance and lease properties. Our business is subject to a number of risks and uncertainties, including those described in Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, as supplemented by Part II, Item 1A - "Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

As of September 30, 2014, our total assets were approximately $3.7 billion (after accumulated depreciation of approximately $0.5 billion) which included investments in each of our four operating segments with properties located in 39 states, the District of Columbia and Ontario, Canada.

•
Our Entertainment segment included investments in 125 megaplex theatre properties, nine entertainment retail centers (which include eight additional megaplex theatre properties and one live performance venue) and six family entertainment centers. Our portfolio of owned entertainment properties consisted of 11.7 million square feet and was 99% leased, including megaplex theaters that were 100% leased.

•
Our Education segment included investments in 60 public charter school properties, two private schools and three early education centers. Our portfolio of owned education properties consisted of 3.3 million square feet and was 100% leased.

•	Our Recreation segment included investments in 14 metropolitan ski areas, four waterparks and eight golf entertainment complexes. Our portfolio of owned recreation properties was 100% leased.

•	Our Other segment consisted primarily of the land held for development related to the Adelaar casino and resort project in Sullivan County, New York.

The combined owned portfolio consisted of 15.8 million square feet and was 99% leased. As of September 30, 2014, we also had invested approximately $189.1 million in property under development.

Our total investments were approximately $4.0 billion at September 30, 2014. Total investments is defined herein as the sum of the carrying values of rental properties and rental properties held for sale (before accumulated depreciation), land held for development, property under development, mortgage notes receivable (including related accrued interest receivable), net, investment in a direct financing lease, net, investment in joint ventures, intangible assets (before accumulated amortization) and notes receivable and related accrued interest receivable, net. Below is a reconciliation of the carrying value of total investments to the constituent items in the consolidated balance sheet at September 30, 2014 (in thousands):

Rental properties, net of accumulated depreciation	$2,370,198
Add back accumulated depreciation on rental properties	453,284
Land held for development	204,641
Property under development	189,051
Mortgage notes and related accrued interest receivable	546,265
Investment in a direct financing lease, net	198,551
Investment in joint ventures	5,343
Intangible assets, gross(1)	21,014
Notes receivable and related accrued interest receivable, net(1)	3,792
Total investments	$3,992,139

(1)	Included in other assets in the accompanying consolidated balance sheet. Other assets includes the following:
	Intangible assets, gross	$21,014
	Less: accumulated amortization on intangible assets	(12,099)
	Notes receivable and related accrued interest receivable, net	3,792
	Prepaid expenses and other current assets	51,815
	Total other assets	$64,522

Management believes that total investments is a useful measure for management and investors as it illustrates across which asset categories the Company’s funds have been invested. Total investments is a non-GAAP financial measure and is not a substitute for total assets under GAAP. It is most directly comparable to the GAAP measure, “Total assets”. Furthermore, total investments may not be comparable to similarly titled financial measures reported by other companies due to differences in the way the Company calculates this measure. Below is a reconciliation of total investments to “Total assets” in the consolidated balance sheet at September 30, 2014 (in thousands):

Total investments	$3,992,139
Cash and cash equivalents	8,386
Restricted cash	26,811
Deferred financing costs, net	20,994
Account receivable, net	44,469
Less: accumulated depreciation on rental properties	(453,284)
Less: accumulated amortization on intangible assets	(12,099)
Prepaid expenses and other current assets	51,815
Total assets	$3,679,231

For financial reporting purposes, we group our investments into four reportable operating segments: Entertainment, Education, Recreation and Other. Of our total investments of $4.0 billion at September 30, 2014, $2.4 billion or 60% related to our Entertainment segment, $684.5 million or 17% related to our Education segment, $690.1 million or 17% related to our Recreation segment and $215.3 million or 6% related to our Other segment.

Operating Results

Our total revenue, net income available to common shareholders and Funds From Operations As Adjusted ("FFOAA") are detailed below for the three and nine months ended September 30, 2014 and 2013 (in millions, except per share information):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Increase	2014	2013	Increase
Total revenue	$98.7	$87.8	12%	$280.4	$253.7	11%
Net income available to common shareholders of EPR Properties	36.8	37.6	(2)%	109.1	99.3	10%
FFOAA per diluted share	1.08	1.01	7%	2.99	2.93	2%

Three and Nine Months Ended September 30, 2014

•
Our total revenue, net income available to common shareholders of EPR Properties and FFOAA per diluted share for the three and nine months ended September 30, 2014 were favorably impacted primarily from the results of investment spending in 2013 and 2014, lower financing rates and lower bad debt expense.

•
Our net income available to common shareholders of EPR Properties for the nine months ended September 30, 2014 was favorably impacted by a $3.4 million reversal of a liability that was established related to the acquisition of Toronto Dundas Square (now sold) as well as gains from property dispositions of $0.5 million.

•
Our net income available to common shareholders of EPR Properties for the three and nine months ended September 30, 2014 was unfavorably impacted by the sale of four public charter schools, a $3.8 million provision for loan loss as well as income tax expense related to our Canadian operations.

•
Our per share results for the three and nine months ended September 30, 2014 were also unfavorably impacted by lower average leverage (measured by debt to gross assets) than in the applicable prior periods.

Three and Nine Months Ended September 30, 2013

•
Our total revenue, net income available to common shareholders of EPR Properties and FFOAA per diluted share for the three and nine months ended September 30, 2013 were favorably impacted by the recognition of $1.2 million in other income related to option payments received in connection with a planned casino and resort development in Sullivan County, New York.

•
Our net income available to common shareholders of EPR Properties for the nine months ended September 30, 2013 was favorably impacted by a $4.5 million gain on early extinguishment of debt and was unfavorably impacted by $6.2 million in costs associated with loan refinancing.

•
Our net income available to common shareholders of EPR Properties for the three and nine months ended September 30, 2013 was favorably impacted by gains of $3.2 million and $3.7 million, respectively, related to the sale of vineyard and winery properties as we exit that business.

FFOAA is a non-GAAP financial measure. For the definitions and further details on the calculations of FFOAA and certain other non-GAAP financial measures, see section below titled "Funds From Operations (FFO), Funds From Operations As Adjusted (FFOAA) and Adjusted Funds from Operations (AFFO)."

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. In preparing these financial statements, management has made its best estimates and assumptions that affect the reported assets and liabilities. The most significant assumptions and estimates relate to consolidation, revenue recognition, depreciable lives of the real estate, the valuation of real estate, accounting for real estate acquisitions, estimating reserves for uncollectible receivables and the accounting for mortgage and other notes receivable, all of which are described as our critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2013. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates. For the nine months ended September 30, 2014, there were no changes to critical accounting policies.

Recent Developments

Debt Financing

On March 26, 2014, we increased the size of our unsecured revolving credit facility from $475.0 million to $535.0 million. As of September 30, 2014, we had $34.0 million outstanding under the facility and the total availability under the unsecured revolving credit facility was $501.0 million.

Additionally on March 26, 2014, we increased the size of our unsecured term loan facility from $265.0 million to $275.0 million. On September 19, 2014, we further increased the size of our unsecured term loan facility to $285.0 million.

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

Issuance of Common Shares

On September 23, 2014, we issued 3,680,000 common shares in a registered public offering for total net proceeds, after the underwriting discount and offering expenses, of approximately $184.2 million. The net proceeds from the public offering were used to pay down our unsecured revolving credit facility.

During the nine months ended September 30, 2013, we issued pursuant to a registered public offering 1,563,709 common shares under the direct share purchase component of the Dividend Reinvestment and Direct Share Purchase Plan for total net proceeds after expenses of $79.5 million.

Investment Spending

Our investment spending during the nine months ended September 30, 2014 totaled $471.6 million, and included investments in each of our four operating segments.

Entertainment investment spending during the nine months ended September 30, 2014 totaled $154.0 million, and was related primarily to the acquisition of 11 theatres as described below, as well as investments in build-to-suit construction of six megaplex theatres and redevelopment of three existing megaplex theatres, each of which is subject to a long-term triple net lease or long-term mortgage agreement.

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

Education investment spending during the nine months ended September 30, 2014 totaled $176.9 million, and was related to investments in build-to-suit construction of 21 public charter schools, three private schools and ten early childhood education centers, as well as the acquisition of two early childhood education centers located in Arizona, each of which is subject to a long-term triple net lease or long-term mortgage agreement.

Recreation investment spending during the nine months ended September 30, 2014 totaled $137.4 million, and was related to build-to-suit construction of 14 TopGolf golf entertainment facilities and additional improvements at two existing Top Golf golf entertainment facilities and Camelback Mountain Resort, each of which is subject to a long-term triple net lease or a long-term mortgage agreement.

Other investment spending during the nine months ended September 30, 2014 totaled $3.3 million, and was related to the land held for development related to the Adelaar casino and resort project in Sullivan County, New York.

The following details our investment spending by category during the nine months ended September 30, 2014 and 2013 (in thousands):

Nine Months Ended September 30, 2014
Operating Segment	Total Investment Spending	New Development	Re-development	Asset Acquisition	Mortgage Notes or Notes Receivable	Joint Ventures
Entertainment	$153,994	$12,173	$11,195	$126,960	$3,666	$—
Education	176,909	151,997	—	7,812	17,100	—
Recreation	137,402	92,150	4,430	—	40,822	—
Other	3,298	3,298	—	—	—	—
Total Investment Spending	$471,603	$259,618	$15,625	$134,772	$61,588	$—

Nine Months Ended September 30, 2013
Operating Segment	Total Investment Spending	New Development	Re-development	Asset Acquisition	Mortgage Notes or Notes Receivable	Joint Ventures
Entertainment	$90,350	$45,730	$4,513	$26,025	$13,061	$1,021
Education	116,019	69,933	—	16,922	29,164	—
Recreation	42,244	25,229	—	1,096	15,919	—
Other	4,149	4,149	—	—	—	—
Total Investment Spending	$252,762	$145,041	$4,513	$44,043	$58,144	$1,021

The above amounts include $171 thousand and $79 thousand in capitalized payroll for the nine months ended September 30, 2014 and 2013, respectively. Additionally, the above amounts include $5.0 million and $2.1 million in capitalized interest and $1.6 million and $1.1 million in capitalized other general and administrative direct project costs for the nine months ended September 30, 2014 and 2013, respectively. In addition, we had $5.1 million and $1.1 million of maintenance capital expenditures for the nine months ended September 30, 2014 and 2013, respectively.

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

Note Receivable

During the three months ended September 30, 2014, we recognized a provision for loan loss of $3.8 million that relates to the full amount outstanding of one note receivable that was originated in January 2006. This note was made originally as a bridge loan to an anticipated larger transaction that we chose not to pursue in that same year. Recent changes in the borrower's financial status are such that future payments are no longer considered likely.

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

If the casino project is approved by the FLB and the parties proceed with the development of the project as set forth in the Master Plan submitted to Sullivan County, New York, the total combined investment in the Montreign Resort Casino and Adelaar could be in excess of $1.0 billion, which may include land held for development ($200.2 million at September 30, 2014), and additional investments outside of the casino by the Company and others in excess of $200.0 million for infrastructure, a waterpark hotel, a redesign of the existing golf course and retail, restaurant, shopping and entertainment properties. In addition to the Company, sources of this additional investment may include funding by tenants, joint venture partners, developers and purchasers of the land. Empire Resorts, Inc. has reported that they may invest up to $630.0 million for the casino project. The size of the overall project, including the amount of capital necessary to complete it, will vary based upon a number of contingencies, including the number and location of competitive licenses issued by New York State in the region.

As further described in Note 15 to the consolidated financial statements in this Quarterly Report on Form 10-Q, this planned casino and resort development is the subject of ongoing litigation for which we believe we have meritorious defenses.

Results of Operations

Three Months Ended September 30, 2014 compared to three months ended September 30, 2013

Rental revenue was $74.4 million for the three months ended September 30, 2014 compared to $62.2 million for the three months ended September 30, 2013. This increase resulted primarily from $10.5 million of rental revenue related to property acquisitions completed in 2014 and 2013 and an increase of $1.7 million in rental revenue on existing properties. Percentage rents of $1.2 million and $1.3 million were recognized during the three months ended September 30, 2014 and 2013, respectively. Straight-line rents of $2.9 million and $1.4 million were recognized during the three months ended September 30, 2014 and 2013, respectively.

During the three months ended September 30, 2014, we experienced an increase approximately 4.1% in rental rates on approximately 91,000 square feet with respect to two lease renewals. Additionally, we have funded or have agreed to fund an average of $10.09 per square foot in tenant improvements. There were no leasing commissions related to these renewals.
Other income was $0.3 million for the three months ended September 30, 2014 compared to $1.4 million for the three months ended September 30, 2013. The $1.1 million decrease was primarily due to option payments earned during the three months ended September 30, 2013 related to the planned casino and resort development in Sullivan County, New York.
Mortgage and other financing income for the three months ended September 30, 2014 was $19.5 million compared to $19.6 million for the three months ended September 30, 2013. The $0.1 million decrease was due to the sale of four public charter school properties during the three months ended June 30, 2014 which were classified as direct financing lease. This was partially offset due to increased real estate lending activities and an increase in participating interest income. We recognized participating interest income of $1.4 million and $0.9 million for the three months ended September 30, 2014 and 2013, respectively.
Our property operating expense totaled $5.9 million for the three months ended September 30, 2014 compared to $6.6 million for the three months ended September 30, 2013. These property operating expenses related to the operations of our entertainment retail centers and other specialty properties. The $0.7 million decrease resulted primarily from a decrease in bad debt expenses and other non-recoverable expenses at these properties.

Costs associated with loan refinancing totaled $0.2 million for the three months ended September 30, 2013 and were primarily related to the amendments to our unsecured revolving credit facility. There were no costs associated with loan refinancing for the three months ended September 30, 2014.

Our net interest expense increased by $0.4 million to $20.8 million for the three months ended September 30, 2014 from $20.4 million for the three months ended September 30, 2013. This increase resulted primarily from an increase in average borrowings.

Provision for loan loss was $3.8 million for the three months ended September 30, 2014 and related to one note receivable. There was no provision for loan loss for the three months ended September 30, 2013. See Note 6 to the consolidated financial statements included in this Form 10-Q for further detail.

Depreciation and amortization expense totaled $17.4 million for the three months ended September 30, 2014 compared to $13.1 million for the three months ended September 30, 2013. The $4.3 million increase resulted primarily from asset acquisitions completed in 2014 and 2013 as well as the acceleration of depreciation on certain existing assets.

Income tax expense was $1.0 million for the three months ended September 30, 2014 and related primarily to income taxes on our Canadian trust as well as state income taxes and withholding tax for distributions related to our unconsolidated joint venture projects located in China. There was no income tax expense for the three months ended September 30, 2013.

Gain on sale of real estate from discontinued operations was $3.2 million for the three months ended September 30, 2013 and was due to the sale of three vineyard and winery properties. There was no gain on sale of real estate from discontinued operations for the three months ended September 30, 2014.

Nine Months Ended September 30, 2014 compared to nine months ended September 30, 2013

Rental revenue was $210.8 million for the nine months ended September 30, 2014 compared to $182.8 million for the nine months ended September 30, 2013. This increase resulted primarily from $24.4 million of rental revenue related to property acquisitions completed in 2014 and 2013 and an increase of $3.6 million in rental revenue on existing properties. These increases were mitigated in part by the impact of a weaker Canadian dollar exchange rate. Percentage rents of $1.7 million and $2.2 million were recognized during the nine months ended September 30, 2014 and 2013, respectively. Straight-line rents of $5.1 million and $3.3 million were recognized during the nine months ended September 30, 2014 and 2013, respectively.

During the nine months ended September 30, 2014, we experienced an increase approximately 4.1% in rental rates on approximately 91,000 square feet with respect to two lease renewals. Additionally, we have funded or have agreed to fund an average of $10.09 per square foot in tenant improvements. There were no leasing commissions related to these renewals.
Tenant reimbursements totaled $13.4 million for the nine months ended September 30, 2014 compared to $13.7 million for the nine months ended September 30, 2013. These tenant reimbursements related to the operations of our entertainment retail centers. The $0.3 million decrease was primarily due to the impact of a weaker Canadian dollar exchange rate.

Other income was $0.7 million for the nine months ended September 30, 2014 compared to $1.5 million for the nine months ended September 30, 2013. The $0.8 million decrease was primarily due to option payments earned during the nine months ended September 30, 2013 related to the planned casino and resort development in Sullivan County, New York and was partially offset by an increase in income recognized upon settlement of foreign currency swap contracts.
Mortgage and other financing income for the nine months ended September 30, 2014 was $55.6 million compared to $55.7 million for the nine months ended September 30, 2013. The $0.1 million decrease was due to the sale of four public charter school properties during the three months ended June 30, 2014, which were classified as a direct financing lease. This was partially offset due to increased real estate lending activities and an increase in participating interest income. We recognized participating interest income of $1.4 million and $0.9 million for the nine months ended September 30, 2014 and 2013, respectively.

Our property operating expense totaled $17.9 million for the nine months ended September 30, 2014 compared to $19.6 million for the nine months ended September 30, 2013. These property operating expenses related to the operations of our entertainment retail centers and other specialty properties. The $1.7 million decrease resulted primarily from a decrease in bad debt expenses and other non-recoverable expenses at these properties and was also impacted by a weaker Canadian dollar exchange rate.

Our general and administrative expense totaled $21.3 million for the nine months ended September 30, 2014 compared to $19.5 million for the nine months ended September 30, 2013. The increase of $1.8 million was primarily due to an increase in payroll related expenses including stock grant amortization.

Costs associated with loan refinancing totaled $6.2 million for the nine months ended September 30, 2013 and were related to our repayment of secured fixed rate mortgage debt as well as the amendments to our unsecured revolving credit facility. There were no costs associated with loan refinancing for the nine months ended September 30, 2014.

Gain on early extinguishment of debt for the nine months ended September 30, 2013 was $4.5 million and related to our discounted payoff of a mortgage loan secured by a theatre property located in Omaha, Nebraska. There was no gain on early extinguishment of debt for the nine months ended September 30, 2014.

Our net interest expense increased by $0.9 million to $61.3 million for the nine months ended September 30, 2014 from $60.4 million for the nine months ended September 30, 2013. This increase resulted primarily from an increase in average borrowings and was partially offset by a decrease in the weighted average interest rate used to finance our real estate acquisitions and fund our mortgage notes receivable.

Transaction costs totaled $1.3 million for the nine months ended September 30, 2014 compared to $0.9 million for the nine months ended September 30, 2013. The increase of $0.4 million was due to an increase in costs associated with business combinations and write offs of costs associated with terminated transactions.

Depreciation and amortization expense totaled $48.8 million for the nine months ended September 30, 2014 compared to $39.1 million for the nine months ended September 30, 2013. The $9.6 million increase resulted primarily from asset acquisitions completed in 2014 and 2013 as well as the acceleration of depreciation on certain existing assets.

Provision for loan loss was $3.8 million for the nine months ended September 30, 2014 and related to one note receivable. There was no provision for loan loss for the nine months ended September 30, 2013. See Note 6 to the consolidated financial statements included in this Form 10-Q for further detail.

Equity in income from joint ventures was $0.9 million for the nine months ended September 30, 2014 compared to $1.2 million for the nine months ended September 30, 2013. The $0.3 million decrease resulted from a decrease in the assets held as equity method investments as a result of our acquisition of our partners' interest in the Atlantic-EPR I and Atlantic-EPR II joint ventures during the fourth quarter of 2013 and was partially offset by an increase in income from our joint venture projects located in China.

Gain on sale of land was $0.3 million for the nine months ended September 30, 2014 and related to the sale of a parcel of land adjacent to one of our public charter school investments. There was no gain on sale of land for the nine months ended September 30, 2013.

Gain on sale of investment in a direct financing lease was $0.2 million for the nine months ended September 30, 2014 and related to the sale of four public charter school properties located in Florida. There was no gain on sale of investment in a direct financing lease for the nine months ended September 30, 2013.

Income tax expense was $3.3 million for the nine months ended September 30, 2014 and related primarily to income taxes on our Canadian trust as well as state income taxes and withholding tax for distributions related to our unconsolidated joint venture projects located in China. There was no income tax expense for the nine months ended September 30, 2013.

Income from discontinued operations was $3.4 million for the nine months ended September 30, 2014 and related primarily to the reversal of a liability that was established with the acquisition of Toronto Dundas Square (now sold). This liability was reversed during the nine months ended September 30, 2014 as the related payment is not expected to occur. Income from discontinued operations was $0.2 million for the nine months ended September 30, 2013 and related to post closing items for the previously sold Toronto Dundas Square property as well as the operations of five winery and vineyard properties which were sold during 2013.

Gain on sale of real estate from discontinued operations was $3.7 million for the nine months ended September 30, 2013 and related to the sale of four vineyard and winery properties. There was no gain on sale of real estate from discontinued operations for the nine months ended September 30, 2014.

Liquidity and Capital Resources

Cash and cash equivalents were $8.4 million at September 30, 2014. In addition, we had restricted cash of $26.8 million at September 30, 2014. Of the restricted cash at September 30, 2014, $24.2 million related to cash held for our borrowers’ debt service reserves for mortgage notes receivable or tenants' off-season rent reserves, $0.1 million related to escrow balances required in connection with the sale of Toronto Dundas Square and the balance represented deposits required in connection with debt service, payment of real estate taxes and capital improvements.

Mortgage Debt, Senior Notes, Credit Facility and Term Loan

As of September 30, 2014, we had total debt outstanding of $1.6 billion of which $400.4 million was fixed rate mortgage debt secured by a portion of our rental properties and mortgage notes receivable. The fixed rate mortgage debt had a weighted average interest rate of approximately 5.5% at September 30, 2014.

At September 30, 2014, we had outstanding $875.0 million in aggregate principal amount of unsecured senior notes ranging in interest rates from 5.25% to 7.75%. All of these notes are guaranteed by certain of our subsidiaries. The notes contain various covenants, including: (i) a limitation on incurrence of any debt which would cause the ratio of our debt to adjusted total assets to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause the ratio of secured debt to adjusted total assets to exceed 40%; (iii) a limitation on incurrence of any debt which would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of our total unencumbered assets such that they are not less than 150% of our outstanding unsecured debt.

On March 26, 2014, the Company increased the size of its unsecured revolving credit facility from $475.0 million to $535.0 million. At September 30, 2014, we had $34.0 million outstanding under our $535.0 million unsecured revolving credit facility, with $501.0 million of availability and with interest at a floating rate of LIBOR plus 140 basis points, which was 1.55% at September 30, 2014. The unsecured revolving credit facility has a term expiring July 23, 2017 with a one year extension available at our option, subject to certain terms and conditions. The amount that we are able to borrow on our unsecured revolving credit facility is a function of the values and advance rates, as defined by the credit agreement, assigned to the assets included in the borrowing base less outstanding letters of credit and less other liabilities. The unsecured revolving credit facility also contains an "accordion" feature allowing it to be increased by up to an additional $65.0 million upon satisfaction of certain conditions.

Additionally on March 26, 2014, we increased the size of our unsecured term loan facility from $265.0 million to $275.0 million and further increased the size to $285.0 million on September 19, 2014. At September 30, 2014, the unsecured term loan facility had interest at a floating rate of LIBOR plus 160 basis points, which was 1.75% at September 30, 2014, and $240.0 million of this LIBOR-based debt has been fixed with interest rate swaps at 2.51% through January 5, 2016 and 2.38% from January 5, 2016 to July 5, 2017. The loan matures on July 23, 2018. The unsecured term loan facility also contains an "accordion" feature allowing it to be increased by up to an additional $115.0 million upon satisfaction of certain conditions.

Our unsecured revolving credit facility and our unsecured term loan facility contain substantially identical financial covenants that limit our levels of consolidated debt, secured debt, investment levels outside certain categories and dividend distributions, and require minimum coverage levels for fixed charges and unsecured debt service costs. Additionally, our unsecured revolving credit facility, unsecured term loan facility and our unsecured senior notes contain cross-default provisions that go into effect if we default on any of our obligations for borrowed money or credit in an amount exceeding $25.0 million ($50.0 million for the 5.25% unsecured senior notes), unless such default has been waived or cured within a specified period of time. We were in compliance with all financial covenants under our debt instruments at September 30, 2014.

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

Certain of our other long-term debt agreements contain customary restrictive covenants related to financial and operating performance as well as certain cross-default provisions. We were in compliance with all financial covenants at September 30, 2014.

On September 23, 2014, we issued 3,680,000 common shares in a registered public offering for total net proceeds, after the underwriting discount and offering expenses, of approximately $184.2 million. The net proceeds from the public offering were used to pay down our unsecured revolving credit facility.

During the nine months ended September 30, 2014, we issued pursuant to a registered public offering 1,563,709 common shares under the direct share purchase component of the Dividend Reinvestment and Direct Share Purchase Plan for total net proceeds after expenses of $79.5 million.

Liquidity Requirements

Short-term liquidity requirements consist primarily of normal recurring corporate operating expenses, debt service requirements and distributions to shareholders. We meet these requirements primarily through cash provided by operating activities. Net cash provided by operating activities was $168.2 million and $158.4 million for the nine months ended September 30, 2014 and 2013, respectively. Net cash used by investing activities was $319.4 million and $184.0 million for the nine months ended September 30, 2014 and 2013, respectively. Net cash provided by financing activities was $151.8 million and net cash used by financing activities was $39.4 million for the nine months ended September 30, 2014 and 2013, respectively. We anticipate that our cash on hand, cash from operations, and funds available under our unsecured revolving credit facility will provide adequate liquidity to fund our operations, make interest and principal payments on our debt, and allow distributions to our shareholders and avoid corporate level federal income or excise tax in accordance with REIT Internal Revenue Code requirements.

Commitments

As of September 30, 2014, we had seven entertainment development projects for which we have commitments to fund approximately $33.6 million, 19 education development projects for which we have commitments to fund approximately $136.8 million and nine recreation development projects for which we have commitments to fund approximately $108.0 million, of which approximately $85.9 million is expected to be funded in 2014 and the remainder is expected to be funded in 2015. Development costs are advanced by us in periodic draws. If we determine that construction is not being completed in accordance with the terms of the development agreement, we can discontinue funding construction draws. We have agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

We have certain commitments related to our mortgage note investments that we may be required to fund in the future. We are generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of September 30, 2014, we had nine mortgage notes receivable with commitments totaling approximately $190.3 million, of which $33.7 million is expected to be funded in 2014. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

We have provided guarantees of the payment of certain economic development revenue bonds totaling $20.4 million related to two theatres in Louisiana for which we earn a fee at annual rates of 2.88% to 4.00% over the 30-year terms of the related bonds. We have recorded $8.6 million as a deferred asset included in other assets and $8.6 million included in other liabilities in the accompanying consolidated balance sheet as of September 30, 2014 related to these guarantees. No amounts have been accrued as a loss contingency related to these guarantees because payment by us is not probable.

Liquidity Analysis

In analyzing our liquidity, we generally expect that our cash provided by operating activities will meet our normal recurring operating expenses, recurring debt service requirements and distributions to shareholders.

We have no consolidated debt balloon payments coming due for the remainder of 2014. Our sources of liquidity as of September 30, 2014 to pay the above 2014 commitments include the remaining amount available under our unsecured revolving credit facility and unrestricted cash on hand of $8.4 million. We expect that our sources of cash will exceed our existing commitments over the remainder of 2014.

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

Capital Structure

We believe that our shareholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest, fixed charge and debt service coverage ratios. We expect to maintain our debt to gross assets ratio (i.e. total long-term debt to total assets plus accumulated depreciation) between 35% and 45%. However, the timing and size of our equity and debt offerings, as well as debt incurred in connection with property acquisitions, may cause us to temporarily operate over this threshold. At September 30, 2014, this ratio was 39%. Our long-term debt as a percentage of our total market capitalization at September 30, 2014 was 33%; however, we do not manage to a ratio based on total market capitalization due to the inherent variability that is driven by changes in the market price of our common shares. We calculate our total market capitalization of $4.9 billion by aggregating the following at September 30, 2014:

•	Common shares outstanding of 57,149,499 multiplied by the last reported sales price of our common shares on the NYSE of $50.68 per share, or $2.9 billion;

•	Aggregate liquidation value of our Series C convertible preferred shares of $135.0 million;

•	Aggregate liquidation value of our Series E convertible preferred shares of $86.3 million;

•	Aggregate liquidation value of our Series F redeemable preferred shares of $125.0 million; and

•	Total long-term debt of $1.6 billion.

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

The following table summarizes our FFO, FFOAA and AFFO including per share amounts for FFO and FFOAA, for the three and nine months ended September 30, 2014 and 2013 (unaudited, in thousands, except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
FFO:
Net income available to common shareholders of EPR Properties	$36,753	$37,551	$109,141	$99,328
Gain on sale of real estate	—	(3,168)	—	(3,733)
Gain on sale of investment in a direct financing lease	—	—	(220)	—
Real estate depreciation and amortization	17,145	13,069	47,919	40,036
Allocated share of joint venture depreciation	54	164	162	483
FFO available to common shareholders of EPR Properties	$53,952	$47,616	$157,002	$136,114
FFOAA:
FFO available to common shareholders of EPR Properties	$53,952	$47,616	$157,002	$136,114
Costs associated with loan refinancing or payoff	—	223	—	6,166
Transaction costs (benefit)	369	317	(2,055)	859
Provision for loan losses	3,777	—	3,777	—
Gain on early extinguishment of debt	—	—	—	(4,539)
Gain on sale of land	—	—	(330)	—
Deferred income tax expense	363	—	1,612	—
FFOAA available to common shareholders of EPR Properties	$58,461	$48,156	$160,006	$138,600
AFFO:
FFOAA available to common shareholders of EPR Properties	$58,461	$48,156	$160,006	$138,600
Non-real estate depreciation and amortization	276	277	831	832
Deferred financing fees amortization	1,082	1,010	3,158	2,997
Share-based compensation expense to management and trustees	2,313	1,659	6,984	4,825
Maintenance capital expenditures (1)	(1,572)	(619)	(5,752)	(1,424)
Straight-lined rental revenue	(2,932)	(1,350)	(5,150)	(3,271)
Non-cash portion of mortgage and other financing income	(1,585)	(1,329)	(4,110)	(3,987)
Amortization of above market leases, net	48	—	144	—
AFFO available to common shareholders of EPR Properties	$56,091	$47,804	$156,111	$138,572

FFO per common share attributable to EPR Properties:
Basic	$1.00	$1.01	$2.95	$2.89
Diluted	1.00	1.00	2.94	2.88
FFOAA per common share attributable to EPR Properties:
Basic	$1.09	$1.02	$3.00	$2.94
Diluted	1.08	1.01	2.99	2.93
Shares used for computation (in thousands):
Basic	53,792	47,349	53,268	47,097
Diluted	54,001	47,524	53,462	47,290
Other financial information:
Dividends per common share	$0.86	$0.79	$2.57	$2.37

(1)	Includes maintenance capital expenditures and certain second generation tenant improvements and leasing commissions.

The additional 1.9 million common shares that would result from the conversion of our 5.75% Series C cumulative convertible preferred shares and the additional 1.6 million common shares that would result from the conversion of our 9.0% Series E cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2014 and 2013 because the effect is not dilutive.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, primarily relating to potential losses due to changes in interest rates and foreign currency exchange rates. We seek to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new long-term fixed rate borrowings whenever possible. As of September 30, 2014, we had a $535.0 million unsecured revolving credit facility with $34.0 million outstanding as of September 30, 2014 and $25.0 million in bonds, all of which bear interest at a floating rate. We also had a $285.0 million unsecured term loan facility that bears interest at a floating rate and $240.0 million of this LIBOR-based debt has been fixed with interest rate swaps at 2.51% through January 5, 2016 and 2.38% from January 5, 2016 to July 5, 2017. As discussed in Note 8 to the consolidated financial statements in this Form 10-Q, the size of both the unsecured revolving credit facility and the unsecured term loan facility were increased during the nine months ended September 30, 2014.
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

Item 4. Controls and Procedures

As of September 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
On June 7, 2011, affiliates of Louis Cappelli, Concord Associates, L.P., Concord Resort, LLC and Concord Kiamesha LLC (the "Cappelli Group"), filed a complaint with the Supreme Court of the State of New York, County of Sullivan, against two subsidiaries of the Company seeking (i) a declaratory judgment the Company's obligations under a previously disclosed settlement agreement involving these entities, (ii) an order that the Company execute the golf course lease and the “Racino Parcel” lease subject to the settlement agreement, and (iii) an extension of the restrictive covenant against ownership or operation of a casino on the Concord resort property under the settlement agreement (the "Restrictive Covenant"), which covenant was set to expire on December 31, 2011. The Company filed counterclaims seeking related relief. The Cappelli Group subsequently obtained leave to discontinue its claims, but the counterclaims remained pending. On June 30, 2014, the Court (i) denied the Cappelli Group's motion to dismiss the counterclaims, (ii) granted the Company's motion for summary judgment finding that the Cappelli Group missed the December 31, 2011 deadline to fully execute a master credit agreement which was a condition to the Company's obligation to continue its joint development activities with the Cappelli Group under the settlement agreement, (iii) granted the Company's motion for summary judgment finding that the Restrictive Covenant had expired, and (iv) granted the Company's motion for declaratory relief declaring the Company as master developer of the Concord resort property. Subject to the Cappelli Group's right to appeal these decisions, we believe these orders resolve all remaining issues in the Sullivan County, New York case.
On October 20, 2011, the Cappelli Group also filed suit against the Company and two affiliates in the Supreme Court of the State of New York, County of Westchester, asserting a claim for breach of contract and the implied covenant of good faith, and seeking damages of at least $800 million, based on the same allegations as in the action the Cappelli Group filed in Sullivan County Supreme Court.  The Company has moved to dismiss the Amended Complaint in Westchester County based on the Sullivan County Supreme Court’s June 30, 2014 decision, and the Cappelli Group has cross-moved for a stay of the action.  Briefing should be completed by November 3, 2014.
On September 18, 2013, the United States District Court for the Southern District of New York (the "District Court") dismissed the complaint filed by Concord Associates L.P. and six other companies affiliated with Mr. Cappelli against the Company and certain of its subsidiaries, Empire Resorts, Inc. and Monticello Raceway Management, Inc. (collectively, "Empire"), and Kien Huat Realty III Limited and Genting New York LLC (collectively, "Genting"). The complaint alleged, among other things, that the Company had conspired with Empire to monopolize the racing and gaming market in the Catskills by entering into exclusivity and development agreements to develop a comprehensive resort destination in Sullivan County, New York. The plaintiffs are seeking $500 million in damages (trebled to $1.5 billion under antitrust law), punitive damages, and injunctive relief. The District Court dismissed plaintiffs’ federal antitrust claims against all defendants with prejudice, and dismissed the pendent state law claims against Empire and Genting without prejudice, meaning they could be further pursued in state court. On October 2, 2013, the plaintiffs filed a motion for reconsideration with the District Court, seeking permission to file a Second Amended Complaint, and soon after filed a Notice of Appeal.
The Company has not determined that losses related to these matters are probable. Because of the favorable rulings from the Supreme Court of Sullivan County, New York and the District Court, and the pending or potential appeals, together with the inherent difficulty of predicting the outcome of litigation generally, the Company does not have sufficient information to determine the amount or range of reasonably possible loss with respect to these matters. The Company's assessments are based on estimates and assumptions that have been deemed reasonable by management, but that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause the Company to change those estimates and assumptions. The Company intends to vigorously defend the claims asserted against the Company and certain of its subsidiaries by the Cappelli Group and its affiliates, for which the Company believes it has meritorious defenses, but there can be no assurances as to its outcome.

Item 1A. Risk Factors

There were no material changes during the quarter from the risk factors previously discussed in Item 1A - "Risk Factors" in our Annual Report on From 10-K for the year ended December 31, 2013 filed with the SEC on February 28, 2014, as supplemented by our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed with the SEC on July 25, 2014.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2014, we did not sell any unregistered securities.

Item 3. Defaults Upon Senior Securities

There were no reportable events during the quarter ended September 30, 2014.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

There were no reportable events during the quarter ended September 30, 2014.

Item 6. Exhibits

10.1*
Lender Joinder Agreement, dated as of September 19, 2014, among the Company, certain subsidiaries of the Company named therein, Bank of Blue Valley, as issuing lender, and Key Bank National Association, as administrative agent, under the Amended and Restated Credit Agreement, dated as of July 23, 2013, among the parties thereto, is attached hereto at Exhibit 10.1

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

EPR Properties

Dated:	October 28, 2014	By	/s/ David M. Brain
David M. Brain, President and Chief Executive Officer (Principal Executive Officer)

Dated:	October 28, 2014	By	/s/ Mark A. Peterson
Mark A. Peterson, Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Chief Accounting Officer)

Exhibit Index

10.1*
Lender Joinder Agreement, dated as of September 19, 2014, among the Company, certain subsidiaries of the Company named therein, Bank of Blue Valley, as issuing lender, and Key Bank National Association, as administrative agent, under the Amended and Restated Credit Agreement, dated as of July 23, 2013, among the parties thereto, is attached hereto at Exhibit 10.1

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