Form 10-K
period 2014-12-31
EPR PROPERTIES
filed 2015-02-25
CIK 1045450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The aggregate market value of the common shares of beneficial interest (“common shares”) of the registrant held by non-affiliates, based on the closing price on the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the New York Stock Exchange, was $3,186,927,713.
At February 24, 2015, there were 57,041,842 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2015 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A are incorporated by reference in Part III of this Annual Report on Form 10-K.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
With the exception of historical information, certain statements contained or incorporated by reference herein may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as those pertaining to our acquisition or disposition of properties, our capital resources, future expenditures for development projects, and our results of operations and financial condition. Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of actual events. There is no assurance the events or circumstances reflected in the forward-looking statements will occur. You can identify forward-looking statements by use of words such as “will be,” “intend,” “continue,” “believe,” “may,” “expect,” “hope,” “anticipate,” “goal,” “forecast,” “pipeline,” “anticipates,” “estimates,” “offers,” “plans,” “would,” or other similar expressions or other comparable terms or discussions of strategy, plans or intentions in this Annual Report on Form 10-K. In addition, references to our budgeted amounts and guidance are forward-looking statements.
Factors that could materially and adversely affect us include, but are not limited to, the factors listed below:

•	General international, national, regional and local business and economic conditions;

•	Volatility in the financial markets;

•	Adverse changes in our credit ratings;

•	Fluctuations in interest rates;

•
The duration or outcome of litigation, or other factors outside of litigation such as casino licensing and project financing, relating to our significant investment in a planned casino and resort development which may cause the development to be indefinitely delayed or cancelled;

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

•	Risks of operating in the entertainment industry;

•	Our ability to compete effectively;

•	Risks associated with a single tenant representing a substantial portion of our lease revenues;

•
Risks associated with a single tenant leasing or being the mortgagor of a substantial portion of our investments related to metro ski parks and a single tenant leasing a significant number of our public charter school properties;

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

•	Risks associated with use of leverage to acquire properties;

•	Financing arrangements that require lump-sum payments;

•	Our ability to raise capital;

•	Covenants in our debt instruments that limit our ability to take certain actions;

•	The concentration and lack of diversification of our investment portfolio;

•	Our continued qualification as a real estate investment trust for U.S. federal income tax purposes;

•	The ability of our subsidiaries to satisfy their obligations;

•	Financing arrangements that expose us to funding or purchase risks;

•	Risks associated with security breaches and other disruptions;

•	Our reliance on a limited number of employees, the loss of which could harm operations;

•	Fluctuations in the value of real estate income and investments;

•
Risks relating to real estate ownership, leasing and development, including local conditions such as an oversupply of space or a reduction in demand for real estate in the area, competition from other available space, whether tenants and users such as customers of our tenants consider a property attractive, changes in

i

real estate taxes and other expenses, changes in market rental rates, the timing and costs associated with property improvements and rentals, changes in taxation or zoning laws or other governmental regulation, whether we are able to pass some or all of any increased operating costs through to tenants, and how well we manage our properties;

•	Our ability to secure adequate insurance and risk of potential uninsured losses, including from natural disasters;

•	Risks involved in joint ventures;

•	Risks in leasing multi-tenant properties;

•	A failure to comply with the Americans with Disabilities Act or other laws;

•	Risks of environmental liability;

•	Risks associated with the relatively illiquid nature of our real estate investments;

•	Risks with owning assets in foreign countries;

•	Risks associated with owning, operating or financing properties for which the tenants', mortgagors' or our operations may be impacted by weather conditions and climate change;

•	Risks associated with the development, redevelopment and expansion of properties and the acquisition of other real estate related companies.

•	Our ability to pay dividends in cash or at current rates;

•	Fluctuations in the market prices for our shares;

•	Certain limits on changes in control imposed under law and by our Declaration of Trust and Bylaws;

•	Policy changes obtained without the approval of our shareholders;

•	Equity issuances that could dilute the value of our shares;

•	Future offerings of debt or equity securities, which may rank senior to our common shares;

•	Risks associated with changes in the Canadian exchange rate; and

•	Changes in laws and regulations, including tax laws and regulations.

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

We are a self-administered REIT. As of December 31, 2014, our total assets exceeded $4.1 billion (before accumulated depreciation of approximately $0.5 billion). Our investments are generally structured as long-term triple-net leases that require the tenants to pay substantially all expenses associated with the operation and maintenance of the property, or as long-term mortgages with economics similar to our triple-net lease structure.

Our total investments were approximately $4.0 billion at December 31, 2014. Total investments is defined herein as the sum of the carrying values of rental properties (before accumulated depreciation), land held for development, property under development, mortgage notes receivable (including related accrued interest receivable), net, investment in a direct financing lease, net, investment in joint ventures, intangible assets (before accumulated amortization) and notes receivable and related accrued interest receivable, net. Below is a reconciliation of the carrying value of total investments to the constituent items in the consolidated balance sheet at December 31, 2014 (in thousands):

Rental properties, net of accumulated depreciation	$2,451,534
Add back accumulated depreciation on rental properties	465,660
Land held for development	206,001
Property under development	181,798
Mortgage notes and related accrued interest receivable, net	507,955
Investment in a direct financing lease, net	199,332
Investment in joint ventures	5,738
Intangible assets, gross(1)	20,796
Notes receivable and related accrued interest receivable, net(1)	2,069
Total investments	$4,040,883

(1) Included in other assets in the accompanying consolidated balance sheet. Other assets includes the following:
Intangible assets, gross	$20,796
Less: accumulated amortization on intangible assets	(12,290)
Notes receivable and related accrued interest receivable, net	2,069
Prepaid expenses and other current assets	55,516
Total other assets	$66,091

Management believes that total investments is a useful measure for management and investors as it illustrates across which asset categories the Company’s funds have been invested. Total investments is a non-GAAP financial measure and is not a substitute for total assets under GAAP. It is most directly comparable to the GAAP measure, “Total assets”. Furthermore, total investments may not be comparable to similarly titled financial measures reported by other companies due to differences in the way the Company calculates this measure. Below is a reconciliation of total investments to “Total assets” in the consolidated balance sheet at December 31, 2014 (in thousands):

Total investments	$4,040,883
Cash and cash equivalents	3,336
Restricted cash	13,072
Deferred financing costs, net	19,909
Account receivable, net	47,282
Less: accumulated depreciation on rental properties	(465,660)
Less: accumulated amortization on intangible assets	(12,290)
Prepaid expenses and other current assets	55,516
Total assets	$3,702,048
For financial reporting purposes, we group our investments into four reportable operating segments: Entertainment, Education, Recreation and Other. Our total investments of approximately $4.0 billion at December 31, 2014 consisted of interests in the following:

•
$2.4 billion or 60% related to entertainment properties which includes megaplex theatres, entertainment retail centers (centers typically anchored by an entertainment component such as a megaplex theatre or live performance venue and containing other entertainment-related or retail properties), family entertainment centers and other retail parcels;

•	$728.0 million or 18% related to education properties which consists of investments in public charter schools, early education centers and K-12 private schools;

•	$695.7 million or 17% related to recreation properties which includes metro ski parks, water-parks and golf entertainment complexes; and

•	$206.6 million or 5% related to other properties, consisting primarily of $201.6 million related to the Adelaar casino and resort project in Sullivan County, New York.

As further described in Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K, during the year ended December 31, 2014, $40.2 million, or approximately 10% of our total revenue was derived from our four entertainment retail centers in Ontario, Canada. The Company’s wholly owned subsidiaries that hold the Canadian entertainment retail centers represent approximately $211.4 million or 11% of the Company’s equity as of December 31, 2014.

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

Entertainment

As of December 31, 2014, our Entertainment segment consisted of investments in megaplex theatres, entertainment retail centers, family entertainment centers and other retail parcels totaling approximately $2.4 billion with interests in:

•	126 megaplex theatre properties located in 34 states and Ontario, Canada;

•
nine entertainment retail centers (which include eight additional megaplex theatre properties and one live performance venue) located in Westminster, Colorado; New Rochelle, New York; Burbank, California; Suffolk, Virginia; Charlotte, North Carolina; and Ontario, Canada;

•	six family entertainment centers located in Illinois, Indiana and Florida;

•	land parcels leased to restaurant and retail operators adjacent to several of our theatre properties;

•	$25.3 million in construction in progress for real estate development for three megaplex theatres and seven other retail redevelopment projects; and

•	$4.5 million in undeveloped land inventory.

As of December 31, 2014, our owned real estate portfolio of megaplex theatre properties consisted of approximately 9.8 million square feet and was 100% leased and our remaining owned entertainment real estate portfolio consisted of 1.9 million square feet and was 93% leased. The combined owned entertainment real estate portfolio consisted of 11.7 million square feet and was 99% leased. Our owned theatre properties are leased to 16 different leading theatre operators. For the year ended December 31, 2014, approximately 23% of our total revenue was derived from rental payments by American Multi-Cinema, Inc. ("AMC").

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

The success of several of our larger 24 and 30 screen properties has resulted in other exhibitors building properties that have reduced the 20 to 25 mile customer drawing range that these properties previously enjoyed. As a result of this and other competitive pressures, in some cases we have, at the expiration of the primary term of a lease, reduced the rental rate per square foot and/or reduced the number of screens at a property to better reflect the existing market demands. Such screen reductions may occur in the future as well but these reductions do create an opportunity to reclaim a portion of the former theatre or parking lot for conversion to another use, while retaining the majority of the building for the newly re-configured theatre. In addition to positioning expiring theatre assets for continued success, the redevelopment of these assets creates an opportunity to diversify the Company's tenant base.

The theatre box office continues to reflect solid performance. Box office revenues reached a record high during 2013 and were moderately down in 2014, according to Box Office Analyst. Many theatre operators are expanding their food and beverage offerings, including the introduction of in-theatre dining options and alcohol availability. In addition, as exhibitors further increase their focus on enhancing the customer experience, new seating formats continue to be introduced. Select exhibitors are introducing more spacious and comfortable seating options, including fully reclining seats. The introduction of these seating options has required theatre operators to make physical changes to the existing seating arrangements that can result in a significant loss of existing seats. Despite the seat loss, early customer response to this format indicates that increased ticket sales are overcoming the loss of seats, creating a net positive for the theatre operator.

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

Education

As of December 31, 2014, our Education segment consisted of investments in public charter schools, early education centers and K-12 private schools totaling approximately $728.0 million with interests in:

•	62 public charter school properties located in 16 states and the District of Columbia;

•	five early education centers located in Arizona, Nevada and Oklahoma;

•	one K-12 private school located in New York and one 5-12 private school located in California; and

•	$86.4 million in construction in progress for real estate development of three public charter schools, eight early education centers and one K-12 private school.

As of December 31, 2014, our owned education real estate portfolio consisted of approximately 3.3 million square feet and was 100% leased. We have 33 different operators for our owned public charter schools. For the year ended December 31, 2014, approximately 7% of our total revenue was derived from rental payments by Imagine.

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

Various government bodies that provide educational funding have pressure to reduce their spending budgets and have reduced educational funding in some cases and may continue to reduce educational funding in the future. This can impact our tenants' operations and potentially their ability to pay our scheduled rent. However, these reductions differ state by state and have historically been more significant at the post-secondary education level than at the K-12 level that our tenants serve. Furthermore, while there can be no assurance as to the level of these cuts, we analyze each state's fiscal situation and commitment to the charter school movement before providing financing in a new state, and also factor in anticipated reductions (as applicable) in the states in which we do decide to do business.

Many of our public charter school and private school lease and mortgage agreements contain purchase or prepayment options whereby the tenant can acquire the property or prepay the mortgage loan for a premium over the total development cost at certain points during the terms of the agreements. We do not anticipate that all of these options will be exercised but cannot determine at this time the amount or timing of such option exercises. The number of properties potentially impacted by option exercises, the total development cost and the amount of the premium by year are as follows (dollars in thousands):

Year Option First Exercisable	Number of Education Properties	Total Development Cost	Premium in First Option Period
2015	—	$—	$—
2016	2	24,802	4,491
2017	8	100,142	22,828
2018	10	70,283	11,808
2019	8	76,184	14,497
Thereafter	9	94,415	19,059

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

Recreation

As of December 31, 2014, our Recreation segment consisted of investments in metro ski parks, resorts, water-parks and golf entertainment complexes totaling approximately $695.7 million with interests in:

•	nine metro ski parks located in Ohio, Maryland and Pennsylvania

•	four water-parks located in Kansas, Texas and Pennsylvania;

•	ten golf entertainment complexes in Texas, Georgia, Arizona and Florida; and

•	$70.0 million in construction in progress for nine golf entertainment complexes.

As of December 31, 2014, our owned recreation real estate portfolio was 100% leased.

Our metro ski parks are leased to or we have mortgages receivable from three different operators, the largest operator of which is Peak Resorts, Inc. ("Peak"). For the year ended December 31, 2014, approximately 5% of our total revenue related to Peak.

During 2013, we acquired the Camelback Mountain Ski Resort ("Camelback") which consists of 160 acres of skiable terrain and includes an outdoor water-park, an outdoor adventure park, a 40 lane tubing facility and a base lodge. In addition, we have agreed to finance an additional $110.7 million to construct a water-park hotel on the property of which $70.1 million has been funded through December 31, 2014, and the water-park hotel is expected to open in 2015.

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

Three of our water-parks are located in Kansas and Texas and offer innovative attractions that attract a diverse segment of customers. These three water-parks serve as collateral for our mortgage notes and are operated by Schlitterbahn Waterparks and Resorts, an industry leader. One of our water-parks, located in Pennsylvania, is leased to the operator of Camelback and includes an outdoor water-park as well as an adventure park. Nine of our golf entertainment complexes are leased to, and one is under mortgage with, Topgolf, which combines golf with entertainment, competition and food and beverage service. By combining an interactive entertainment and food and beverage experience with a long-lived recreational activity, we believe Topgolf provides an innovative, enjoyable and repeatable customer experience. We expect to continue to pursue opportunities with Topgolf.

Other

As of December 31, 2014, our Other segment consisted of investments in land held for development and mortgage financing on winery properties totaling approximately$206.6 million with interests in:

•	$201.6 million related to the land held for development related to the Adelaar casino and resort project in Sullivan County, New York; and

•	$5.0 million in mortgage financing related to two sold winery properties.

We continue to progress with the development of the Adelaar casino and resort project in Sullivan County, New York. The proposed ground lease tenant for a portion of our Sullivan County, New York property, Empire Resorts, Inc. ("Empire Resorts"), announced on June 30, 2014 that it submitted an application to the New York State Gaming Facility Location Board (“FLB”) for a Class III gaming license to operate a full-scale casino to be named Montreign Resort Casino ("Montreign"). On December 17, 2014, the FLB announced its recommendation for a license for Montreign. With this recommendation, Empire Resorts is now applying to the New York State Gaming Commission for the official gaming license. If the casino license is granted and the parties proceed with the development of the project as set forth in the Master Plan submitted to Sullivan County, New York, the total combined investment in the Adelaar casino and resort project could be in excess of $1.0 billion, which may include land held for development ($201.5 million at December 31, 2014), and additional investments outside of the casino by the Company and others in excess of $200.0 million for infrastructure, a waterpark hotel, a redesign of the existing golf course and retail, restaurant, shopping and entertainment properties. In addition to the Company, sources of this additional investment may include funding by tenants, joint venture partners, developers and purchasers of the land. Empire Resorts has reported that they plan to invest up to $630.0 million for the casino project. The Adelaar casino and resort project also has been approved for up to $75.0 million in industrial development bonds to fund portions of the project. The size of the overall project, including the amount of capital necessary to complete it, will vary based upon a number of contingencies. We have received from Empire Resorts non-refundable option payments totaling $3.8 million through December 31, 2014 which have been deferred and are expected to be recognized in income in the future as a part of lease accounting should a lease agreement be finalized with Empire Resorts.

During 2014, we completed the sale of our remaining vineyard and winery properties for $8.0 million and recognized a gain of $0.9 million. We have two mortgage loans outstanding at December 31, 2014 that total $5.0 million and are secured by winery properties that were previously sold.

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

Capitalization Strategies

Debt and Equity Financing
Our debt to gross assets ratio (i.e. debt of the Company as a percentage of total assets plus accumulated depreciation) was 39% at December 31, 2014. We expect to maintain a debt to gross assets ratio of between 35% and 45% going forward. While maintaining lower leverage mitigates the growth in per share results, we believe lower leverage and an emphasis on liquidity are prudent during the current economic environment.

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

Payment of Regular Dividends
We began paying dividend distributions to our common shareholders on a monthly basis (as opposed to a quarterly basis) in the second quarter of 2013 and expect to continue to do so in the future. We expect to continue to pay dividend distributions to our preferred shareholders on a quarterly basis. Our Series C cumulative convertible preferred shares (“Series C preferred shares”) have a dividend rate of 5.75%, our Series E cumulative convertible preferred shares (“Series E preferred shares”) have a dividend rate of 9.00% and our Series F cumulative redeemable preferred shares ("Series F preferred shares") have a dividend rate of 6.625%. Among the factors the Company’s board of trustees (“Board of Trustees”) considers in setting the common share dividend rate are the applicable REIT tax rules and regulations that apply to dividends, the Company’s results of operations, including FFO per share, and the Company’s Cash Available for Distribution (defined as net cash flow available for distribution after payment of operating expenses, debt service, preferred dividends and other obligations).

Competition

We compete for real estate financing opportunities with other companies that invest in real estate, as well as traditional financial sources such as banks and insurance companies. REITs have financed and may continue to seek to finance entertainment, education, recreation and other specialty properties as new properties are developed or become available for acquisition.

Employees

As of December 31, 2014, we had 40 full time employees.

Principal Executive Offices

The Company’s principal executive offices are located at 909 Walnut Street, Suite 200, Kansas City, Missouri 64106; telephone (816) 472-1700.

Materials Available on Our Website

Our internet website address is www.eprkc.com. We make available, free of charge, through our website copies of our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to the Securities and Exchange Commission (the “Commission” or “SEC”). You may also view our Code of Business Conduct and Ethics, Company Governance Guidelines, Independence Standards for Trustees and the charters of our Audit, Nominating/Company Governance, Finance and Compensation and Human Capital Committees on our website. Copies of these documents are also available in print to any person who requests them. We do not intend for information contained in our website to be part of this Annual Report on Form 10-K.

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
There continues to be global economic uncertainty, lower participation rates in the job market, reduced levels of economic activity, and it is uncertain as to when and to what extent economic conditions will improve. Although the U.S. economy has improved and appears to have emerged from the worst aspects of the recent recession, there can be no assurances that the U.S. economy will continue to improve or that a future recession will not occur. Negative economic conditions in our markets and the markets of our tenants, and other events or factors that adversely affect demand for our properties, could adversely affect our business. We have also relied in part on debt financing to finance our investments and development. To the extent that turmoil in the financial markets returns or intensifies, it has the potential to adversely affect our ability to refinance our existing obligations as they mature or obtain new financing for acquisition or development of properties and adversely affect the value of our investments. If we are not able to refinance existing indebtedness on attractive terms at its maturity, we may be forced to dispose of some of our assets. Continued uncertain economic conditions and further disruptions in the financial markets could also result in a substantial decrease in the value of our investments, which could also make it more difficult to refinance existing obligations or obtain new financing.

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
In 2010, we reached a settlement agreement with the developer of the planned casino and resort project in Sullivan County, New York and certain related affiliates, pursuant to which we acquired certain land at the project. Entities affiliated with the developer of the casino property subsequently commenced litigation against us and certain of our subsidiaries regarding matters addressed by the settlement agreement. In addition, entities affiliated with the developer commenced additional litigation against us and certain of our subsidiaries relating to our potential relationship with certain parties, including Empire Resorts, Inc. and one of its subsidiaries. The plaintiffs in each of the foregoing cases are seeking significant monetary damages. In September 2013, a federal district court dismissed the complaint relating to some of this litigation. However, the court's dismissal of the related state claims was without prejudice, meaning the plaintiffs could further pursue such claims in state court, and the plaintiffs filed a motion for reconsideration of the dismissal as well as a notice of appeal. The court denied the motion for reconsideration in November 2014, but the plaintiffs perfected their appeal in the U.S. Court of Appeals for the Second Circuit in December 2014. We believe we have meritorious defenses to this litigation and intend to defend it vigorously. There can be no assurances, however, as to the duration or ultimate outcome of this litigation, nor can there be any assurances as to the costs we may incur in defending against and/or resolving this litigation. In the event of prolonged litigation or an unfavorable outcome, or simply as a result of economic, regulatory or other conditions, the planned casino and resort development may be indefinitely delayed or canceled. There can be no assurance that such an indefinite delay or cancellation would not have a material adverse effect on our investment, which could cause us to record an impairment charge with respect to our interest in such property, and which could result in a material adverse effect on our financial condition and results of operations. In addition, if the outcome of the litigation is unfavorable to us, it could result in a material adverse effect on our financial condition and results of operations.

We previously made a significant investment in a planned casino and resort development, which is dependent upon the official award of a gaming license by the New York State Gaming Commission. In the event of a prolonged regulatory process or an unfavorable outcome, or other factors outside of the regulatory process, including the financing of the gaming operator, the casino project and resort development may be indefinitely delayed or canceled, and if we are unable to identify suitable alternative uses for the property, this could lead to a material adverse effect on our financial condition and results of operations.
On November 5, 2013, New York State approved Proposition One, a constitutional amendment authorizing a limited number of full scale casino gaming licenses at certain locations to be determined by a commission jointly appointed by the governor and the legislature. The proposed tenant for a portion of our Sullivan County, New York property, Empire Resorts, which currently has a license to operate slot machines, electronic table games and a harness racing facility at a nearby location, announced on June 30, 2014 that it submitted an application to the New York State Gaming Facility Location Board ("FLB") for a Class III gaming license to operate a full-scale casino on the site. On December 17, 2014, the FLB announced its recommendation for a license for this site. With this recommendation, Empire Resorts is now applying for the official gaming license with the New York State Gaming Commission. There can be no assurance, however, that Empire Resorts or any other gaming operator will be successful in obtaining a license to operate a full-scale casino or, alternatively, relocating an existing license, or that either process will not be prolonged. There can also be no assurance that adequate financing for the project will be obtained by Empire Resorts. Furthermore, there is no assurance that a suitable alternate use for the property, whether involving gaming or otherwise, will be identified which could result in a material adverse effect on our investment and on our financial condition and results of operations.

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
The ability of our tenants to operate successfully in the entertainment industry and remain current on their lease obligations depends on a number of factors, including the availability and popularity of motion pictures, the performance of those pictures in tenants' markets, the allocation of popular pictures to tenants, the release window (represents the time that elapses from the date of a picture's theatrical release to the date it is available on other mediums) and the terms on which the pictures are licensed. Neither we nor our tenants control the operations of motion picture distributors. There can be no assurances that motion picture distributors will continue to rely on theatres as the primary means of distributing first-run films, and motion picture distributors may in the future consider alternative film delivery methods. For instance, in response to cyber terrorism, one such motion picture distributor recently chose to distribute a first-run film online, rather than through a traditional release in theatres. The success of “out-of-home” entertainment venues such as megaplex theatres, entertainment retail centers and recreational properties also depends on general economic conditions and the willingness of consumers to spend time and money on out-of-home entertainment.

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
For the year ended December 31, 2014, approximately 23% of our total revenue was derived from rental payments by AMC, one of the nation's largest movie exhibition companies, under leases for megaplex theatre properties. AMCE Entertainment, Inc. (“AMCE”) has guaranteed AMC's performance under substantially all of their leases. We have diversified and expect to continue to diversify our real estate portfolio by entering into lease transactions with a number of other leading operators. Nevertheless, our revenues and our continuing ability to service our debt and pay shareholder dividends are currently substantially dependent on AMC's performance under its leases and AMCE's performance under its guarantee.

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

A single tenant leases or is the mortgagor of a substantial portion of our investments related to metro ski parks and a single tenant leases a significant number of our public charter school properties.
Peak is the lessee of our metro ski park in Ohio and is the mortgagor on four notes receivable secured by six metro ski parks. Similarly, Imagine is the lessee of a significant number of our public charter school properties. If Peak failed to perform under its lease and mortgage loan obligations, and/or Imagine failed to perform under its master lease, we may need to reduce our shareholder dividends and may not have sufficient funds to support operations or service our debt until substitute operators are obtained. If that happened, we cannot predict when or whether we could obtain quality substitute tenants or mortgagors on acceptable terms.

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

Imagine, an operator of public charter schools, is a lessee of a substantial number of our public charter school properties. In the past, some of the Company's public charter school properties operated by Imagine have been subject to compliance audits or reviews that resulted in probationary actions and, in some cases, charter revocation. As of December 31, 2014, six of the Company's public charter school properties operated by Imagine have had their charters revoked. We are currently in the process of resolving these issues with Imagine; however, there can be no assurances that any such solutions will satisfy either the respective regulatory body or the Company, and could result in the Company pursuing its remedies under the lease.

Our master lease agreement with Imagine provides certain contractual protections designed to mitigate risk, such as risk arising from the revocation of a charter of one or more Imagine schools. For instance, Imagine is required to maintain irrevocable letters of credit to secure a portion of their annual lease payment owed to us under the master lease agreement. Subject to our approval and certain other terms and conditions, the master lease agreement also allows Imagine to repurchase from us the public charter school properties that are causing technical defaults. Imagine may, in substitution for such properties, sell to us public charter school properties that would otherwise comply with the lease agreement. Through December 31, 2014, Imagine has exercised this right with respect to six properties that suffered a charter revocation and such repurchases have been completed. In addition, three schools have been sub-leased by Imagine. However, with respect to other schools without charters for which Imagine is still paying rent, there is no guarantee that acceptable schools will be available for substitutions or that such substitutions or repurchases will be completed. In addition, while governing authorities may approve substitute operators for failed public charter schools to ensure continuity for students, we cannot predict when or whether applicable governing authorities would approve such substitute operators, nor can we predict whether we could reach lease agreements with such substitute tenants on acceptable terms. If Imagine or any other operator is unable to provide adequate substitute collateral under its lease with us, and/or is unable to pay its obligations, we may be required to record an impairment loss or sell schools for less than their net book value.

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

We have a limited number of employees and loss of personnel could harm our operations and adversely affect the value of our shares.
We had 40 full-time employees as of December 31, 2014 and, therefore, the impact we may feel from the loss of an employee may be greater than the impact such a loss would have on a larger organization. We are dependent on the efforts of the following individuals: Gregory K. Silvers, our President and Chief Executive Officer; Mark A. Peterson, our Senior Vice President and Chief Financial Officer; Morgan G. Earnest, our Senior Vice President and Chief Investment Officer; and Michael L. Hirons, our Vice President - Strategic Planning. While we believe that we could find replacements for our personnel, the loss of their services could harm our operations and adversely affect the value of our shares.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer. Our service providers and our tenants and their business partners are exposed to similar risks.
In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and that of our tenants and clients and personally identifiable information of our employees, in our facility and on our network. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our network and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, disrupt our operations, damage our reputation, and cause a loss of confidence, which could adversely affect our business. Our service providers and our tenants and their business partners are exposed to similar risks and the occurrence of a security breach or other disruption with respect to their information technology and infrastructure could, in turn, have a material adverse impact on our results of operations and business.

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

•
the threat of domestic terrorism or pandemic outbreaks, which could cause customers of our tenants to avoid public places where large crowds are in attendance, such as megaplex theatres or recreational properties operated by our tenants;

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
Our entertainment retail centers in Westminster, Colorado, New Rochelle, New York, Burbank, California, Suffolk, Virginia, Charlotte, North Carolina and Ontario, Canada, and similar properties we may seek to acquire or develop in the future, involve risks not typically encountered in the purchase and lease-back of real estate properties which are operated by a single tenant. The ownership or development of multi-tenant retail centers could expose us to the risk that a sufficient number of suitable tenants may not be found to enable the centers to operate profitably and provide a return to us. This risk may be compounded by the failure of existing tenants to satisfy their obligations due to various factors, including the current economic crisis. These risks, in turn, could cause a material adverse impact to our results of operations and business.

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
Our properties in Canada are subject to the risks normally associated with international operations. The rentals under our Canadian leases are payable in Canadian dollars, which could expose us to losses resulting from fluctuations in exchange rates to the extent we have not hedged our position. Canadian real estate and tax laws are complex and subject to change, and we cannot assure you we will always be in compliance with those laws or that compliance will not expose us to additional expense. We may also be subject to fluctuations in Canadian real estate values or markets or the Canadian economy as a whole, which may adversely affect our Canadian investments.

Additionally, we have made investments in projects located in China and may enter other international markets, which may have similar risks as described above as well as unique risks associated with a specific country.

There are risks in owning or financing properties for which the tenant's, mortgagor's or our operations may be impacted by weather conditions and climate change.
We have acquired and financed metro ski parks and may continue to do so in the future. The operators of these properties, our tenants or mortgagors, are dependent upon the operations of the properties to pay their rents and service their loans. The ski area operator's ability to attract visitors is influenced by weather conditions and climate change in general, each of which may impact the amount of snowfall during the ski season. Adverse weather conditions may discourage visitors from participating in outdoor activities. In addition, unseasonably warm weather may result in inadequate natural snowfall, which increases the cost of snowmaking, and could render snowmaking wholly or partially ineffective in maintaining quality skiing conditions. Excessive natural snowfall may materially increase the costs incurred for grooming trails and may also make it difficult for visitors to obtain access to the ski resorts. Prolonged periods of adverse weather conditions, or the occurrence of such conditions during peak visitation periods, could have a material adverse effect on the operator's financial results and could impair the ability of the operator to make rental payments or service our loans.

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

•
we may undertake developments or acquisitions in new markets or industries where we do not have the same level of market knowledge, which may expose us to unanticipated risks in those markets and industries to which we are unable to effectively respond, such as an inability to attract qualified personnel with knowledge of such markets and industries;

•	we may incur construction costs in connection with developments, which may be higher than projected, potentially making the project unfeasible or unprofitable;

•	we may be unable to obtain zoning, occupancy or other governmental approvals;

•	we may experience delays in receiving rental payments for developments that are not completed on time;

•	our developments or acquisitions may not be profitable;

•	we may need the consent of third parties such as anchor tenants, mortgage lenders and joint venture partners, and those consents may be withheld;

•	we may issue shares in connection with acquisitions resulting in dilution to our existing shareholders; and

•	we may assume debt or other liabilities in connection with acquisitions.

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
Our future growth will depend in part on our ability to raise additional capital. If we raise additional capital through the issuance of equity securities, the interests of holders of our common shares could be diluted. Likewise, our Board of Trustees is authorized to cause us to issue preferred shares in one or more series, the holders of which would be entitled to dividends and voting and other rights as our Board of Trustees determines, and which could be senior to or convertible into our common shares. Accordingly, an issuance by us of preferred shares could be dilutive to or otherwise adversely affect the interests of holders of our common shares. As of December 31, 2014, our Series C preferred shares are convertible, at each of the holder's option, into our common shares at a conversion rate of 0.3700 common shares per $25.00 liquidation preference, which is equivalent to a conversion price of approximately $67.57 per common share (subject to adjustment in certain events). Additionally, as of December 31, 2014, our Series E preferred shares are convertible, at each of the holder's option, into our common shares at a conversion rate of 0.4551 common shares per $25.00 liquidation preference, which is equivalent to a conversion price of approximately $54.93 per common share (subject to adjustment in certain events). Under certain circumstances in connection with a change in control of our Company, holders of our Series F preferred shares may elect to convert some or all of their Series F preferred shares into a number of our common shares per Series F preferred share equal to the lesser of (a) the $25.00 per share liquidation preference, plus accrued and unpaid dividends divided by the market value of our common shares or (b) 1.1008 shares. Depending upon the number of Series C, Series E and Series F preferred shares being converted at one time, a conversion of Series C, Series E and Series F preferred shares could be dilutive to or otherwise adversely affect the interests of holders of our common shares. In addition, we may issue a significant amount of equity securities in connection with acquisitions or investments with or without seeking shareholder approval, which could result in significant dilution to our existing shareholders.

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

Item 2. Properties

As of December 31, 2014, our real estate portfolio (including properties securing our mortgage notes) consisted of investments in each of our four operating segments. The Entertainment segment included investments in 126 megaplex theatre properties, nine entertainment retail centers (which include eight additional megaplex theatre properties and one live performance venue) and six family entertainment centers. The Education segment included investments in 62 public charter school properties, five early education centers and two private school properties. The Recreation segment included investments in nine metro ski parks, four water-parks and ten golf entertainment complexes. The Other segment consisted primarily of the land held for development related to the Adelaar casino and resort project in Sullivan County, New York. Our properties are located in 37 states, the District of Columbia and Ontario, Canada. Except as otherwise noted, all of the real estate investments listed below are owned or ground leased directly by us. The following table lists our owned properties (excludes properties under development, land held for development and properties securing our mortgage notes) listed by segment, their locations, acquisition dates, number of theatre screens (if applicable), number of seats (if applicable), gross square footage, and the tenant.

Property	Location	Acquisition date	Screens	Seats	Building (gross sq. ft)	Tenant
Entertainment Properties:
Huebner Oaks 14	San Antonio, TX	11/97	14	2,576	53,583	Regal
Studio Movie Grill	Dallas, TX	11/97	14	2,962	56,430	Studio Movie Grill
First Colony 24 (1)(22)	Sugar Land, TX	11/97	24	4,684	107,690	AMC
Leawood Town Center 20 (23)	Leawood, KS	11/97	20	962	75,224	AMC
Oakview Plaza 24	Omaha, NE	11/97	24	4,668	107,402	AMC
Lennox Town Center 24 (1)	Columbus, OH	11/97	24	4,461	98,261	AMC
Mission Valley 20 (1)	San Diego, CA	11/97	20	4,173	84,352	AMC
Ontario Mills 30	Ontario, CA	11/97	30	5,454	131,534	AMC
Promenade 16	Los Angeles, CA	11/97	16	2,628	129,822	AMC
Studio 30	Houston, TX	11/97	30	4,925	136,154	AMC
West Olive 16	Creve Coeur, MO	11/97	16	1,029	60,418	AMC
Huebner Oaks Adjacent Retail	San Antonio, TX	11/97	—	—	27,485	Vacant
Gulf Pointe 30 (2)	Houston, TX	2/98	30	5,701	130,891	AMC
South Barrington 30	South Barrington, IL	3/98	30	5,687	130,757	AMC
Mesquite 30 (2)	Mesquite, TX	4/98	30	3,095	130,891	AMC
Hampton Town Center 24	Hampton, VA	6/98	24	4,673	107,396	AMC
Raleigh Grande 16 (3)	Raleigh, NC	8/98	16	2,596	51,450	Carolina Cinemas
Paradise 24 and XD (16)	Davie, FL	11/98	24	4,180	96,497	Cinemark
Broward 18 (3)	Pompano Beach, FL	11/98	18	3,424	73,637	Carmike Cinemas, Inc.
Aliso Viejo Stadium 20 (15)	Aliso Viejo, CA	12/98	20	4,238	98,557	Regal
Boise Stadium 22 (1)(3)	Boise, ID	12/98	22	4,883	140,300	Regal
Mesquite Retail Center	Mesquite, TX	1/99	—	—	27,201	Various
Woodridge 18 (2)	Woodridge, IL	6/99	18	4,397	82,000	AMC
Starlight 20	Tampa, FL	6/99	20	3,928	84,000	Carmike Cinemas, Inc.
Westminster Promenade 24 (5)	Westminster, CO	6/99	24	4,693	89,260	AMC
Cary Crossroads Stadium 20	Cary, NC	12/99	20	3,883	77,475	Regal
Palm Promenade 24	San Diego, CA	2/00	24	3,192	88,610	AMC
Gulf Pointe Retail Center	Houston, TX	5/00	—	—	24,008	Various
Westminster Promenade	Westminster, CO	12/01	—	—	134,226	Various
Clearview Palace 12 (1)	Metairie, LA	3/02	12	2,424	70,000	AMC
Elmwood Palace 20	Harahan, LA	3/02	20	4,334	90,391	AMC
Hammond Palace 10	Hammond, LA	3/02	10	1,530	39,850	AMC
Houma Palace 10	Houma, LA	3/02	10	1,766	44,450	AMC
Westbank Palace 16	Harvey, LA	3/02	16	3,053	71,607	AMC
Cherrydale Stadium 16	Greenville, SC	6/02	16	2,814	52,830	Regal
Forum 30	Sterling Heights, MI	6/02	30	4,925	107,712	AMC
Olathe Studio 30	Olathe, KS	6/02	28	4,191	100,251	AMC
Cherrydale Shops	Greenville, SC	6/02	—	—	10,000	Various
Livonia 20	Livonia, MI	8/02	20	3,604	75,106	AMC
Hoffman Center 22 (1)	Alexandria, VA	10/02	22	3,839	132,903	AMC
Colonel Glenn 18 (3)	Little Rock, AR	12/02	18	3,997	79,330	Cinemark
AmStar 16-Macon (10)	Macon, GA	3/03	16	2,950	66,400	Southern
Star Southfield 20	Southfield, MI	5/03	20	5,962	112,119	AMC
Star Southfield Center	Southfield, MI	5/03	—	—	48,093	Various
South Wind 12 (21)	Lawrence, KS	6/03	12	2,386	42,497	Regal
New Roc Stadium 18	New Rochelle, NY	10/03	18	4,893	102,267	Regal
New Roc City	New Rochelle, NY	10/03	—	—	343,809	Various
Columbiana Grande Stadium 14 (7)	Columbia, SC	11/03	14	2,938	56,705	Regal
Harbour View Grande 16	Suffolk, VA	11/03	16	3,036	61,500	Regal
Harbour View Marketplace	Suffolk, VA	11/03	—	—	96,624	Various
Cobb Grand 18	Hialeah, FL	12/03	18	4,900	77,400	Cobb
Deer Valley 30 (3)	Phoenix, AZ	3/04	30	3,824	113,768	AMC
Mesa Grand 14 (14)	Mesa, AZ	3/04	14	2,956	94,774	AMC
Hamilton 24 (3)	Hamilton, NJ	3/04	24	4,183	95,466	AMC
Courtney Park 16 (32)	Mississagua, ON	3/04	16	3,856	92,971	Cineplex
Kanata 24 (32)	Kanata, ON	3/04	24	4,764	89,290	Landmark Cinemas
Whitby 24 (32)	Whitby, ON	3/04	24	4,688	89,290	Landmark Cinemas
Winston Churchill 24 (32)	Oakville, ON	3/04	24	4,772	89,290	Cineplex
Subtotal Entertainment Properties, carried over to next page			1,024	189,677	5,182,204

Property	Location	Acquisition date	Screens	Seats	Building (gross sq. ft)	Tenant
Entertainment Properties:
Subtotal from previous page	n/a	n/a	1,024	189,677	5,182,204
Mississauga Entertainment Centrum (32)	Mississagua, ON	3/04	—	—	115,934	Various
Kanata Entertainment Centrum (32)	Kanata, ON	3/04	—	—	384,373	Various
Whitby Entertainment Centrum (32)	Whitby, ON	3/04	—	—	145,048	Various
Oakville Entertainment Centrum (32)	Oakville, ON	3/04	—	—	140,830	Various
The Grand 16-Layafette (1)(11)	Lafayette, LA	7/04	16	2,744	61,579	Southern
Grand Prairie 18	Peoria, IL	7/04	18	4,063	82,330	Carmike Cinemas, Inc.
Cantera Retail Shops	Warrenville, IL	7/04	—	—	19,255	Various
North East Mall 18 (13)	Hurst, TX	11/04	18	3,914	98,250	Cinemark
The Grand 18-D'lberville (17)	D'Iberville, MS	12/04	18	2,802	59,533	Southern
Avenue 16	Melbourne, FL	12/04	16	3,600	75,850	Carmike Cinemas, Inc.
Mayfaire Stadium 16 (8)	Wilmington, NC	2/05	16	2,907	57,338	Regal
East Ridge 18 (24)	Chattanooga, TN	3/05	18	4,133	82,330	Carmike Cinemas, Inc.
Burbank 16 (6)	Burbank, CA	3/05	16	3,749	86,551	AMC
Burbank Village (6)	Burbank, CA	3/05	—	—	34,818	Various
The Grand 14-Conroe	Conroe, TX	6/05	14	2,403	45,000	Southern
Washington Square 12 (19)	Indianapolis, IN	6/05	12	2,070	45,700	AMC
The Grand 18-Hattiesburg (20)	Hattiesurg, MS	9/05	18	2,542	57,367	Southern
Arroyo Grand Staduim 10 (12)	Arroyo Grande, CA	12/05	10	1,714	35,760	Regal
Auburn Stadium 10 (4)	Auburn, CA	12/05	10	1,563	35,089	Regal
Manchester Stadium 16 (18)	Fresno, CA	12/05	16	3,866	80,600	Regal
Modesto Stadium 10 (1)(9)	Modesto, CA	12/05	10	1,889	38,873	Regal
Columbia 14 (1)	Columbia, MD	3/06	14	2,459	63,306	AMC
Firewheel 18 (25)	Garland, TX	3/06	18	3,143	75,252	AMC
White Oak Stadium 14	Garner, NC	4/06	14	2,619	50,810	Regal
The Grand 18 - Winston Salem (1)	Winston Salem, NC	7/06	18	3,496	75,605	Southern
Valley Bend 18	Huntsville, AL	8/06	18	4,150	90,200	Carmike Cinemas, Inc.
Cityplace 14	Kalamazoo, MI	11/06	10	1,007	65,525	Alamo Draft House Cinemas
The Grand 16-Slidell (1)(26)	Slidell, LA	12/06	16	2,695	62,300	Southern
Pensacola Bayou 15	Pensacola, FL	12/06	15	3,361	74,400	Carmike Cinemas, Inc.
The Grand 16 - Pier Park	Panama City Beach, FL	5/07	16	3,636	75,605	Southern
Austell Promenade	Austell, GA	7/07	—	—	18,410	Various
Stadium 14 Cinema	Kalispell, MT	8/07	14	2,088	44,650	Cinemark
The Grand 18 - Four Seasons Stations (1)	Greensboro, NC	11/07	18	3,320	74,517	Southern
Glendora 12 (1)	Glendora, CA	10/08	12	2,186	50,710	AMC
Harbour View Station	Suffolk, VA	6/09	—	—	21,406	Various
Ann Arbor 20	Ypsilanti, MI	12/09	20	5,602	131,098	Cinemark
Buckland Hills 18	Manchester, CT	12/09	18	4,317	87,700	Cinemark
Centreville 12	Centreville, VA	12/09	12	3,094	73,500	Cinemark
Davenport 18	Davenport, IA	12/09	18	3,772	93,755	Cinemark
Fairfax Corner 14	Fairfax, VA	12/09	14	3,544	74,689	Cinemark
Flint West 14	Flint, MI	12/09	14	3,493	85,911	Cinemark
Hazlet 12	Hazlet, NJ	12/09	12	3,000	58,300	Cinemark
Huber Heights 16	Huber Heights, OH	12/09	16	3,511	95,830	Cinemark
North Haven 12	North Haven, CT	12/09	12	2,704	70,195	Cinemark
Preston Crossing 16	Okolona, KY	12/09	16	3,264	79,453	Cinemark
Ritz Center 16	Voorhees, NJ	12/09	16	3,098	62,658	Carmike Cinemas, Inc.
Stonybrook 20	Louisville, KY	12/09	20	3,194	84,202	Carmike Cinemas, Inc.
The Greene 14	Beaver Creek, OH	12/09	14	3,211	73,634	Cinemark
West Springfield 15	West Springfield, MA	12/09	15	3,775	111,166	Cinemark
Western Hills 14	Cincinnati, OH	12/09	14	3,152	63,829	Cinemark
Tinseltown 15	Beaumont, TX	6/10	15	2,805	63,352	Cinemark
Tinseltown USA and XD	Colorado Springs, CO	6/10	20	4,597	109,986	Cinemark
Tinseltown USA 20	El Paso, TX	6/10	20	4,742	109,030	Cinemark
Subtotal Entertainment Properties, carried over to next page			1,719	332,671	9,335,596

Property	Location	Acquisition date	Screens	Seats	Building (gross sq. ft)	Tenant
Entertainment Properties:
Subtotal from previous page	n/a	n/a	1,719	332,671	9,335,596
Movies 16	Grand Prairie, TX	6/10	15	2,654	53,880	Cinemark
Tinseltown 290	Houston, TX	6/10	16	4,369	100,656	Cinemark
Movies 14	McKinney, TX	6/10	14	2,603	56,088	Cinemark
Movies 14-Mishawaka	Mishawaka, IN	6/10	14	2,999	62,088	Cinemark
Hollywood Movies 20	Pasadena, TX	6/10	20	3,156	77,324	Cinemark
Tinseltown 20	Pflugerville, TX	6/10	20	4,654	103,250	Cinemark
Movies 10	Plano, TX	6/10	10	1,612	34,046	Cinemark
Tinseltown	Pueblo, CO	6/10	14	2,649	55,231	Cinemark
Redding 14	Redding, CA	6/10	14	2,101	46,793	Cinemark
Beach Movie Bistro (1)	Virginia Beach, VA	12/10	7	640	20,745	Beach Cinema Bistro Group, Inc.
Dallas Retail	Dallas, TX	12/10	—	—	33,250	GMBG
Cinemagic in Merrimack (29)	Merrimack, NH	3/11	12	1,810	42,400	Cinemagic
Cinemagic & IMAX in Hooksett NH	Hooksett, NH	3/11	15	2,248	55,000	Cinemagic
Cinemagic & IMAX in Saco	Saco, ME	3/11	13	2,256	54,000	Cinemagic
Cinemagic in Westbrook	Westbrook, ME	3/11	16	2,292	53,000	Cinemagic
Magic Valley Mall Theatre (1)	Twin Falls, ID	4/11	13	2,100	38,736	Cinema West
Pinstripes - Northbrook (1)	Northbrook, IL	7/11	—	—	39,289	Pinstripes
Latitude 30	Jacksonville, FL	2/12	—	—	46,000	Latitude Global, Inc.
Latitude 39	Indianapolis, IN	2/12	—	—	65,000	Latitude Global, Inc.
Look Cinemas-Prestonwood (1)	Dallas, TX	3/12	11	1,672	62,684	LOOK Cinemas
Pinstripes - Oakbrook (1)	Oakbrook, IL	3/12	—	—	66,442	Pinstripes
Sandhills 10	Southern Pines, NC	6/12	10	1,696	36,180	Frank Theatres, LLC
Regal Winrock (1)	Albuquerque, NM	6/12	16	3,033	71,297	Regal
Alamo Draft House-Austin	Austin, TX	9/12	10	946	36,000	Alamo Draft House Cinemas
Carmike Champaign (1)	Champaign, IL	9/12	13	2,896	55,063	Carmike Cinemas, Inc.
Regal Virginia Gateway (1)	Gainesville, VA	2/13	10	2,906	57,943	Regal
The Ambassador Theatre (1)(27)	Lafayette, LA	8/13	14	2,267	52,957	Southern
New Iberia Theatre (1)(27)	New Iberia, LA	8/13	10	1,384	32,760	Southern
Hollywood 16 Theatre (1)(28)	Tuscaloosa, AL	9/13	16	2,912	65,442	Cobb
Cantera Stadium 17 (2)	Warrenville, IL	10/13	17	3,866	70,000	Regal
Tampa Veterans 24	Tampa, FL	10/13	24	4,344	94,774	AMC
Cantera FEC	Warrenville, IL	10/13	—	—	35,000	Main Event
Tiger 13	Opelika, AL	11/12	13	2,896	55,063	Carmike Cinemas, Inc.
Bedford Theater 7 (30)	Bedford, IN	4/14	7	1,009	22,152	Regal
Seymour Stadium 8 (30)	Seymour, IN	4/14	8	1,216	24,905	Regal
Wilder Stadium 14 (30)	Wilder, KY	4/14	14	2,047	54,645	Regal
Bowling Green Stadium 12 (30)	Bowling Green, KY	4/14	12	1,803	48,658	Regal
New Albany Stadium 12 (30)	New Albany, IN	4/14	16	2,824	68,575	Regal
Clarksville Stadium 16 (30)	Clarksville, TN	4/14	16	2,824	73,208	Regal
Lycoming Mall 12 (30)	Williamsport, PA	4/14	12	1,872	44,608	Regal
Noblesville Stadium 10 (30)	Noblesville, IN	4/14	10	1,303	33,892	Regal
Moline Stadium 14 (30)	Moline, IL	4/14	14	2,270	54,817	Regal
O'Fallon Stadium 14 (30)	O'Fallon, MO	4/14	14	2,114	51,958	Regal
McDonough Stadium 16 (30)	McDonough, GA	4/14	16	2,602	57,941	Regal
Marketplace Digital Cinema 20	Sterling Heights, VA	12/14	—	—	—	MJR Group LLC
Subtotal Entertainment Properties			2,235	423,516	11,699,336

Education Properties:
Academy of Columbus	Columbus, OH	9/07	—	—	71,949	Imagine Schools, Inc.
East Mesa Charter Elementary	Mesa, AZ	9/07	—	—	45,214	Imagine Schools, Inc.
Imagine Rosefield	Surprise, AZ	9/07	—	—	45,578	Imagine Schools, Inc.
100 Academy of Excellence	Las Vegas, NV	10/07	—	—	59,060	Imagine Schools, Inc.
Groveport Community School	Groveport, OH	10/07	—	—	66,420	Imagine Schools, Inc.
Harvard Avenue Charter School	Cleveland, OH	10/07	—	—	57,652	Imagine Schools, Inc.
Hope Community Charter School	Washington, DC	10/07	—	—	34,962	Imagine Schools, Inc.
Subtotal Education Properties, carried over to next page			—	—	380,835

Property	Location	Acquisition date	Screens	Seats	Building (gross sq. ft)	Tenant
Education Properties:
Subtotal from previous page	n/a	n/a	—	—	380,835
Imagine Charter Elementary	Phoenix, AZ	10/07	—	—	47,186	Imagine Schools, Inc.
Marietta Charter School	Marietta, GA	10/07	—	—	24,503	Imagine Schools, Inc.
Academy of Environmental Science and Math	St. Louis, MO	6/08	—	—	153,000	Imagine Schools, Inc.
Int'l Academy of Mableton	Mableton, GA	6/08	—	—	43,188	Imagine Schools, Inc.
Master Academy	Fort Wayne, IN	6/08	—	—	106,955	Imagine Schools, Inc.
Romig Road Community School	Akron, OH	6/08	—	—	40,400	Imagine Schools, Inc.
Wesley International Academy	Atlanta, GA	6/08	—	—	51,094	Imagine Schools, Inc.
Imagine Groveport Prep	Groveport, OH	1/10	—	—	72,346	Imagine Schools, Inc.
Imagine Indiana Life Sciences Academy East	Indianapolis, IN	1/10	—	—	121,933	Imagine Schools, Inc.
Imagine Indiana Life Sciences Academy West	Indianapolis, IN	1/10	—	—	84,454	Imagine Schools, Inc.
Mentorship Academy of Digital Arts and Science	Baton Rouge, LA	3/11	—	—	54,975	CSDC
Ben Franklin Academy (1)	Highlands Ranch, CO	4/11	—	—	64,779	Benjamin Franklin Acad Project Development
Bradley Academy of Excellence	Goodyear, AZ	4/11	—	—	37,502	Bradley Project Development
American Leadership Academy	Gilbert, AZ	6/11	—	—	61,149	PCI ALA Gilbert LLC
Champions School	Phoenix, AZ	6/11	—	—	24,582	Phoenix Charter Properties
Loveland Classical	Loveland, CO	6/11	—	—	44,600	Loveland Classical School Project Development
Prospect Ridge Academy	Broomfield, CO	8/11	—	—	60,818	Prospect Ridge Acad Project Development
South Phoenix Academy	Phoenix, AZ	11/11	—	—	56,724	Skyline Schools Project Development
Pacific Heritage	Salt Lake City, UT	3/12	—	—	45,125	Pacific Heritage Acad Project Development
Valley Academy	Hurricane, UT	3/12	—	—	25,324	Valley Acad Project Development
Odyssey Institute for International & Advanced Studies	Buckeye, AZ	4/12	—	—	96,704	Schoolhouse Buckeye LLC
American Leadership Academy-Queen Creek Campus	Gilbert, AZ	5/12	—	—	211,440	Schoolhouse Queen Creek LLC
The Environmental Charter School at Frick Park	Pittsburg, PA	7/12	—	—	34,530	Imagine Schools, Inc.
North East Carolina Prep Academy	Tarboro, NC	7/12	—	—	110,000	NE Carolina Prep Acad Project Development
Chester Community Charter School	Chester Upland, PA	3/13	—	—	25,200	CSMI
Lowcountry Leadership	Hollywood, SC	3/13	—	—	44,181	Lowcountry Leadership Project Development
Children's Learning Adventure	Lake Pleasant, AZ	3/13	—	—	15,309	CLA Properties
Camden Community Charter School	Camden, NJ	4/13	—	—	32,762	CSMI
Bella Mente Academy	Vista, CA	5/13	—	—	26,454	Bella Mente Project Development
Imagine Academy at Sullivant	Columbus, OH	5/13	—	—	41,575	Imagine Schools, Inc.
Imagine Klepinger Community School	Dayton, OH	5/13	—	—	52,112	Imagine Schools, Inc.
Imagine Madison Avenue	Toledo, OH	05/13	—	—	48,375	Imagine Schools, Inc.
Imagine Columbia Leadership	Columbia, SC	05/13	—	—	21,690	Imagine Schools, Inc.
Learning Foundation & Performing Arts Academy	Gilbert, AZ	05/13	—	—	52,723	CAFA Gilbert Investments
McKinley Academy	Chicago, IL	05/13	—	—	50,900	Concept Schools
Global Village Academy-Colorado Springs	Colorado Springs, CO	06/13	—	—	110,000	GVA CS Project Development
Skyline Chandler	Chandler, AZ	07/13	—	—	70,000	Skyline Chandler Project Development
Harrisburg Pike Community	Columbus, OH	11/13	—	—	67,043	Imagine Schools, Inc.
Subtotal Education Properties, carried over to next page			—	—	2,712,470

Property	Location	Acquisition date	Screens	Seats	Building (gross sq. ft)	Tenant
Education Properties:
Subtotal from previous page	n/a	n/a	—	—	2,712,470
Children's Learning Adventure	Goodyear, AZ	06/13	—	—	20,746	CLA Properties
American Intl School of Utah	Salt Lake City, UT	07/13	—	—	160,000	Schoolhouse Galleria LLC
Children's Learning Adventure	Oklahoma City, OK	08/13	—	—	25,737	CLA Properties
Children's Learning Adventure	Las Vegas, NV	09/13	—	—	16,534	CLA Properties
Franklin Academy Palm Beach	Palm Beach, FL	10/13	—	—	80,000	Discovery Schools
iLEAD Charter School	Mesa, AZ	12/13	—	—	34,647	iLEAD Lancaster Project Development
North Carolina Leadership Acad	Kernersville, NC	12/13	—	—	38,448	NC Leadership Project Development
Basis Private San Jose	San Jose, CA	12/13	—	—	80,604	Highmark Independent LLC
Children's Learning Adventure	Mesa, AZ	01/14	—	—	25,744	CLA Properties
Global Village Academy-Fort Collins	Fort Collins, CO	02/14	—	—	23,380	GVA FC Project Development
Wilson Prep Academy	Wilson, NC	03/14	—	—	29,000	Wilson Prep Project Development
Impact Charter Elementary	Baker, LA	04/14	—	—	34,033	ICE Project Development LLC
Bradford Preparatory School	Charlotte, NC	05/14	—	—	23,790	Bradford Charter Holdings LLC
Horizon Science Academy South Chicago	Chicago, IL	05/14	—	—	38,000	Concept Schools
Subtotal Education Properties			—	—	3,343,133

Recreation Properties:
Mad River Mountain (1)(31)	Bellfontaine, OH	11/05	—	—	48,427	Peak Resorts, Inc.
Topgolf-Allen (1)	Allen, TX	02/12	—	—	63,242	Topgolf USA
Topgolf-Dallas (1)	Dallas, TX	02/12	—	—	46,400	Topgolf USA
Topgolf-Houston (1)	Houston, TX	09/12	—	—	65,000	Topgolf USA
WISP Resort (33)	McHenry, MD	12/12	—	—	113,135	Everbright Pacific, LLC
Topgolf-Colony	Colony, TX	12/12	—	—	64,100	Topgolf USA
Camelback Mountain Resort (34)	Tannersville, PA	09/13	—	—	155,669	CBK
Topgolf-Alpharetta	Alpharetta, GA	05/13	—	—	64,232	Topgolf USA
Topgolf-Scottsdale (1)	Scottsdale, AZ	06/13	—	—	59,850	Topgolf USA
Topgolf-Spring	Spring, TX	07/13	—	—	64,232	Topgolf USA
Topgolf-Brandon (1)	Tampa, FL	02/14	—	—	64,232	Topgolf USA
Topgolf-Gilbert	Gilbert, AZ	02/14	—	—	64,232	Topgolf USA
Subtotal Recreation Properties			—	—	872,751

Total			2,235	423,516	15,915,220

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

(3)	Property is included as security for $62.8 million in mortgage notes payable.

(4)	Property is included as security for a $5.4 million mortgage notes payable.

(5)	Property is included as security for a $6.2 million mortgage note payable.

(6)	Property is included as security for a $30.5 million mortgage note payable.

(7)	Property is included as security for a $6.9 million mortgage note payable.

(8)	Property is included as security for a $6.5 million mortgage note payable.

(9)	Property is included as security for a $4.1 million mortgage note payable.

(10)	Property is included as security for a $5.4 million mortgage note payable.

(11)	Property is included as security for a $7.7 million mortgage note payable.

(12)	Property is included as security for a $4.2 million mortgage note payable.

(13)	Property is included as security for a $12.4 million mortgage note payable.

(14)	Property is included as security for a $13.2 million mortgage note payable.

(15)	Property is included as security for a $17.8 million mortgage note payable.

(16)	Property is included as security for a $17.8 million mortgage note payable.

(17)	Property is included as security for a $9.7 million mortgage note payable.

(18)	Property is included as security for a $10.0 million mortgage note payable.

(19)	Property is included as security for a $4.3 million mortgage note payable.

(20)	Property is included as security for a $8.7 million mortgage note payable.

(21)	Property is included as security for a $4.0 million mortgage note payable

(22)	Property is included as security for a $15.6 million mortgage note payable.

(23)	Property is included as security for a $13.0 million mortgage note payable.

(24)	Property is included as security for a $10.7 million mortgage note payable.

(25)	Property is included as security for a $13.8 million mortgage note payable

(26)	Property is included as security for $10.6 million bond payable.

(27)	Property is included as security for a $14.4 million bond payable

(28)	Property is included as security for a $5.0 million mortgage note payable

(29)	Property in included as security for a $3.6 million mortgage note payable.

(30)	Property is included as security for a $97.3 million mortgage note payable.

(31)	Property includes approximately 324 acres of land.

(32)	Property is located in Ontario, Canada.

(33)	Property includes 406 acres of owned land and 284 acres of land under ground lease.

(34)	Property includes 354 acres of owned land and 185 acres of land under ground lease.

(35)	Property includes land beneath a megaplex theatre and adjacent retail.

As of December 31, 2014, our owned portfolio of entertainment properties consisted of 11.7 million square feet and was 99% leased, including 9.8 million square feet of owned megaplex theatre properties that were 100% leased. Our owned portfolio of education properties consisted of 3.3 million square feet and was 100% leased. Our owned portfolio of recreation properties consisted of approximately 873 thousand square feet of buildings and 1,392 acres of land, and was 100% leased. The combined owned portfolio consisted of 15.9 million square feet and was 99% leased. The following table sets forth lease expirations regarding EPR’s owned megaplex theatre portfolio and owned education portfolio as of December 31, 2014 (dollars in thousands).

Megaplex Theatre Portfolio						Education Portfolio
Year	Number of Properties		Square Footage	Revenue for the Year Ended December 31, 2014 (1)	% of Company's Total Revenue	Number of Properties		Square Footage	Revenue for the Year Ended December 31, 2014 (2)	% of Company's Total Revenue
2015	3		345,708	9,747	2.5%	—		—	—	—%
2016	4		423,934	9,340	2.4%	—		—	—	—%
2017	4		332,438	7,380	1.9%	1		32,762	1,062	0.3%
2018	17		1,401,939	27,602	7.2%	—		—	—	—%
2019	6		562,725	16,667	4.3%	—		—	—	—%
2020	7		417,443	9,103	2.4%	—		—	—	—%
2021	5		279,245	7,614	2.0%	—		—	—	—%
2022	12		874,935	22,211	5.8%	—		—	—	—%
2023	5		497,875	10,770	2.8%	—		—	—	—%
2024	14		1,118,487	27,787	7.2%	—		—	—	—%
2025	5		321,861	11,010	2.9%	—		—	—	—%
2026	5		277,710	5,667	1.5%	—		—	—	—%
2027	13	(3)	685,481	11,441	3.0%	—		—	—	—%
2028	3		195,063	5,650	1.5%	—		—	—	—%
2029	15	(4)	1,245,920	14,125	3.7%	—		—	—	—%
2030	—		—	—	—%	—		—	—	—%
2031	5		297,371	7,495	1.9%	9	(6)	441,291	7,518	2.0%
2032	3	(5)	119,566	2,039	0.5%	14	(7)	957,067	16,647	4.3%
2033	6		313,641	4,680	1.2%	17	(8)	977,417	16,427	4.3%
2034	2		111,493	1,368	0.4%	14		630,126	6,508	1.7%
There-after	—		—	—	—%	4	(9)	304,470	3,512	0.9%
	134		9,822,835	$211,696	55.1%	59		3,343,133	$51,674	13.5%

(1)	Consists of rental revenue and tenant reimbursements.

(2)	Consists of rental revenue and financing income related to the public charter schools recorded as a direct financing lease.

(3)	Eleven of these properties are leased under a master lease.

(4)	All of these theatre properties are leased under a master lease.

(5)	All of these theatre properties are leased under a master lease.

(6)	Four of these education properties are leased under a master lease to Imagine.

(7)	Six of these education properties are leased under a master lease to Imagine.

(8)	Ten of these education properties are leased under a master lease to Imagine.

(9)	Three of these education properties are leased under a master lease to Imagine.

Our properties are located in 37 states, the District of Columbia and in the Canadian province of Ontario. The following table sets forth certain state-by-state and Ontario, Canada information regarding our owned real estate portfolio as of December 31, 2014 (dollars in thousands). This data does not include the public charter schools recorded as a direct financing lease.

Location	Building (gross sq. ft)	Rental revenue for the year ended December 31, 2014 (1)	% of Rental Revenue
Texas	1,945,369	$40,234	13.2%
Ontario, Canada	1,147,026	40,181	13.2%
California	1,049,127	31,131	10.2%
Arizona	1,039,894	17,535	5.8%
Florida	842,395	17,686	5.8%
Illinois	723,853	14,059	4.6%
Colorado	692,280	12,409	4.1%
Virginia	646,706	12,614	4.1%
Michigan	625,564	11,145	3.7%
North Carolina	624,613	11,324	3.7%
Louisiana	614,902	11,731	3.9%
New York	446,076	10,696	3.5%
Ohio	379,981	5,014	1.6%
Indiana	322,312	4,792	1.6%
Kentucky	266,958	3,957	1.3%
New Jersey	249,186	5,846	1.9%
Utah	230,449	1,901	0.6%
Pennsylvania	225,477	7,922	2.6%
Kansas	217,972	4,738	1.6%
Alabama	210,705	3,934	1.3%
Georgia	206,983	3,528	1.2%
Idaho	179,036	2,714	0.9%
Maryland	176,441	4,129	1.4%
South Carolina	163,716	2,987	1.0%
Connecticut	157,895	2,501	0.8%
Tennessee	155,538	3,134	1.0%
New Hampshire	131,500	2,109	0.7%
Mississippi	116,900	2,838	0.9%
Missouri	112,376	1,770	0.6%
Massachusetts	111,166	729	0.2%
Nebraska	107,402	1,836	0.6%
Maine	107,000	1,699	0.6%
Iowa	93,755	1,099	0.4%
Arkansas	79,330	1,586	0.5%
New Mexico	71,297	1,251	0.4%
Montana	44,650	902	0.3%
Oklahoma	25,737	184	0.1%
Nevada (2)	16,534	—	—%
Washington (3)	—	491	0.1%
	14,558,101	$304,336	100.0%

(1)	Consists of rental revenue and tenant reimbursements.

(2)	Property was placed in service in December 2014 and rental revenue will begin in January 2015.

(3)	Property was sold in December 2014.

Office Location
Our executive office is located in Kansas City, Missouri and is leased from a third-party landlord. The office occupies approximately 39 thousand square feet with projected 2015 annual rental of approximately $544 thousand. The lease is scheduled to expire on September 30, 2016, with two separate five year extension options available.
Tenants and Leases
Our existing leases on rental property (on a consolidated basis - excluding unconsolidated joint venture properties) provide for aggregate annual minimum rentals of approximately $296.8 million (not including periodic rent escalations, percentage rent or straight-line rent). Our entertainment portfolio has an average remaining base term life of approximately nine years, our education portfolio has an average remaining base term life of approximately 18 years and our recreation portfolio has an average remaining base term life of approximately 19 years. These leases may be extended for predetermined extension terms at the option of the tenant. Our leases are typically triple-net leases that require the tenant to pay substantially all expenses associated with the operation of the properties, including taxes, other governmental charges, insurance, utilities, service, maintenance and any ground lease payments.

Property Acquisitions and Developments in 2014
Our property acquisitions and developments in 2014 consisted primarily of spending in each of our primary segments of Entertainment, Education and Recreation. The percentage of total investment spending related to build to suit projects, including investment spending for mortgage notes, increased to approximately 73% in 2014 from approximately 60% in 2013 and we expect this trend toward more build to suit projects to continue in 2015. Many of our build to suit opportunities come to us from our existing strong relationships with property operators and developers.

Item 3. Legal Proceedings

On June 7, 2011, affiliates of Louis Cappelli, Concord Associates, L.P., Concord Resort, LLC and Concord Kiamesha LLC (the "Cappelli Group"), filed a complaint with the Supreme Court of the State of New York, County of Sullivan, against two subsidiaries of the Company seeking (i) a declaratory judgment concerning the Company's obligations under a previously disclosed settlement agreement involving these entities, (ii) an order that the Company execute the golf course lease and the “Racino Parcel” lease subject to the settlement agreement, and (iii) an extension of the restrictive covenant against ownership or operation of a casino on the Concord resort property under the settlement agreement (the "Restrictive Covenant"), which covenant was set to expire on December 31, 2011. The Company filed counterclaims seeking related relief. The Cappelli Group subsequently obtained leave to discontinue its claims, but the counterclaims remained pending. On June 30, 2014, the Court (i) denied the Cappelli Group's motion to dismiss the counterclaims, (ii) granted the Company's motion for summary judgment finding that the Cappelli Group missed the December 31, 2011 deadline to fully execute a master credit agreement which was a condition to the Company's obligation to continue its joint development activities with the Cappelli Group under the settlement agreement, (iii) granted the Company's motion for summary judgment finding that the Restrictive Covenant had expired, and (iv) granted the Company's motion for declaratory relief declaring the Company as master developer of the Concord resort property. The Cappelli Group perfected its appeal of the summary judgment decision in the Appellate Division, Third Department on December 30, 2014.
On October 20, 2011, the Cappelli Group also filed suit against the Company and two affiliates in the Supreme Court of the State of New York, County of Westchester, asserting a claim for breach of contract and the implied covenant of good faith, and seeking damages of at least $800 million, based on the same allegations as in the action the Cappelli Group filed in Sullivan County Supreme Court.  The Company has moved to dismiss the Amended Complaint in Westchester County based on the Sullivan County Supreme Court’s June 30, 2014 decision, and the Cappelli Group has cross-moved for a stay of the action.  The motion and cross-motion have been fully briefed, and are under judicial consideration.
On September 18, 2013, the United States District Court for the Southern District of New York (the "District Court") dismissed the complaint filed by Concord Associates L.P. and six other companies affiliated with Mr. Cappelli against the Company and certain of its subsidiaries, Empire Resorts, Inc. and Monticello Raceway Management, Inc. (collectively, "Empire"), and Kien Huat Realty III Limited and Genting New York LLC (collectively, "Genting"). The complaint alleged, among other things, that the Company had conspired with Empire to monopolize the racing and gaming market in the Catskills by entering into exclusivity and development agreements to develop a comprehensive resort destination in Sullivan County, New York. The plaintiffs are seeking $500 million in damages (trebled to $1.5 billion under antitrust law), punitive damages, and injunctive relief. The District Court dismissed plaintiffs’ federal antitrust claims against all defendants with prejudice, and dismissed the pendent state law claims against Empire and Genting without prejudice, meaning they could be further pursued in state court. On October 2, 2013, the plaintiffs filed a motion for reconsideration with the District Court, seeking permission to file a Second Amended Complaint, and soon after filed a Notice of Appeal. The District Court denied the motion for reconsideration in an Opinion and Order dated November 3, 2014, and the plaintiffs perfected their appeal in the Second Circuit on or about December 17, 2014.
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

	High	Low	Dividend
2014:
Fourth quarter	$59.29	$49.91	$0.855
Third quarter	60.80	50.24	0.855
Second quarter	55.90	52.50	0.855
First quarter	54.76	48.38	0.855
2013:
Fourth quarter	$52.87	$47.39	$0.790
Third quarter	53.05	47.60	0.790
Second quarter	61.18	46.69	0.790
First quarter	52.55	45.70	0.790

The closing price for our common shares on the NYSE on February 24, 2015 was $61.62 per share.

We declared dividends to common shareholders aggregating $3.42 and $3.16 per common share in 2014 and 2013, respectively.

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

During the year ended December 31, 2014, the Company did not sell any unregistered equity securities.

On February 24, 2015, there were approximately 810 holders of record of our outstanding common shares.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2014, the Company did not purchase any unregistered equity securities.

Share Performance Graph

The following graph compares the cumulative return on our common shares during the five year period ended December 31, 2014, to the cumulative return on the MSCI U.S. REIT Index and the Russell 2000 Index for the same period. The comparisons assume an initial investment of $100 and the reinvestment of all dividends during the comparison period. Performance during the comparison period is not necessarily indicative of future performance.

Total Return Analysis
	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
EPR Properties	$100.00	$139.34	$140.40	$158.41	$179.58	$224.21
MSCI US REIT Index	$100.00	$128.48	$139.65	$164.46	$168.52	$219.72
Russell 2000 Index	$100.00	$126.86	$121.56	$141.43	$196.34	$205.95
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

Item 6. Selected Financial Data
Operating statement data
(Dollars in thousands except per share data)

The operating data below reflects the reclassification of discontinued operations for properties sold or held for sale.

	Year Ended December 31,
	2014	2013	2012	2011	2010
Rental revenue	$286,673	$248,709	$234,517	$219,733	$208,044
Tenant reimbursements	17,663	18,401	18,575	17,965	17,100
Other income	1,009	1,682	738	374	536
Mortgage and other financing income	79,706	74,272	63,977	55,564	52,044
Total revenue	385,051	343,064	317,807	293,636	277,724
Property operating expense	24,897	26,016	24,915	24,204	22,253
Other expense	771	658	1,382	1,613	864
General and administrative expense	27,566	25,613	23,170	20,173	18,225
Costs associated with loan refinancing or payoff, net	301	6,166	627	1,877	11,383
Gain on early extinguishment of debt	—	(4,539)	—	—	—
Interest expense, net	81,270	81,056	76,656	71,295	68,462
Transaction costs	2,452	1,955	404	1,727	517
Provision for loan losses	3,777	—	—	—	700
Impairment charges	—	—	3,074	2,531	463
Depreciation and amortization	66,739	53,946	46,698	42,975	40,064
Income before equity in income from joint ventures and other items	177,278	152,193	140,881	127,241	114,793
Equity in income from joint ventures	1,273	1,398	1,025	2,847	2,138
Gain on sale or acquisition, net	1,209	3,017	—	—	—
Gain on sale of investment in a direct financing lease	220	—	—	—	—
Gain on previously held equity interest	—	4,853	—	—	—
Income before income taxes	179,980	161,461	141,906	130,088	116,931
Income tax benefit (expense)	(4,228)	14,176	—	—	—
Income from continuing operations	$175,752	$175,637	$141,906	$130,088	$116,931
Discontinued operations:
Income (loss) from discontinued operations	505	333	620	(34,367)	(12,163)
Transaction (costs) benefit	3,376	—	—	—	—
Impairment charges	—	—	(20,835)	—	—
Gain (loss) on sale or acquisition of real estate	—	4,256	(27)	19,545	8,287
Net income	179,633	180,226	121,664	115,266	113,055
Add: Net loss (income) attributable to noncontrolling interests	—	—	(108)	(38)	1,819
Net income attributable to EPR Properties	179,633	180,226	121,556	115,228	114,874
Preferred dividend requirements	(23,807)	(23,806)	(24,508)	(28,140)	(30,206)
Preferred share redemption costs	—	—	(3,888)	(2,769)	—
Net income available to common shareholders of EPR Properties	$155,826	$156,420	$93,160	$84,319	$84,668
Per share data attributable to EPR Properties shareholders:
Basic earnings per share data:
Income from continuing operations	$2.80	$3.16	$2.42	$2.13	$1.92
Income (loss) from discontinued operations	0.07	0.10	(0.43)	(0.32)	(0.05)
Net income available to common shareholders	$2.87	$3.26	$1.99	$1.81	$1.87
Diluted earnings per share data:
Income from continuing operations	$2.79	$3.15	$2.41	$2.12	$1.91
Income (loss) from discontinued operations	0.07	0.09	(0.43)	(0.32)	(0.05)
Net income available to common shareholders	$2.86	$3.24	$1.98	$1.80	$1.86
Shares used for computation (in thousands):
Basic	54,244	48,028	46,798	46,640	45,206
Diluted	54,444	48,214	47,049	46,901	45,555
Cash dividends declared per common share	$3.42	$3.16	$3.00	$2.80	$2.60

Balance sheet data
(Dollars in thousands)

	December 31,
	2014	2013	2012	2011	2010
Net real estate investments	$2,839,333	$2,394,966	$2,113,434	$2,031,090	$2,217,047
Mortgage notes and related accrued interest receivable, net	507,955	486,337	455,752	325,097	305,404
Investment in a direct financing lease, net	199,332	242,212	234,089	233,619	226,433
Total assets	3,702,048	3,272,276	2,946,730	2,733,995	2,923,420
Dividends payable	22,233	19,552	41,186	38,711	37,804
Debt	1,645,523	1,475,336	1,368,832	1,154,295	1,191,179
Total liabilities	1,775,559	1,584,262	1,486,832	1,235,892	1,292,162
Equity	1,926,489	1,688,014	1,459,898	1,498,103	1,631,258

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

As of December 31, 2014, our total assets were approximately $4.2 billion (after accumulated depreciation of approximately $0.5 billion) which included investments in each of our four operating segments with properties located in 37 states, the District of Columbia and Ontario, Canada.

•
Our Entertainment segment included investments in 126 megaplex theatre properties, nine entertainment retail centers (which include eight additional megaplex theatre properties and one live performance venue) and six family entertainment centers. Our portfolio of owned entertainment properties consisted of 11.7 million square feet and was 99% leased, including megaplex theaters that were 100% leased.

•
Our Education segment included investments in 62 public charter school properties, five early education centers and two private schools. Our portfolio of owned education properties consisted of 3.3 million square feet and was 100% leased.

•	Our Recreation segment included investments in nine metro ski parks, four waterparks and ten golf entertainment complexes. Our portfolio of owned recreation properties was 100% leased.

•	Our Other segment consisted primarily of the land held for development related to the Adelaar casino and resort project in Sullivan County, New York.

The combined owned portfolio consisted of 15.9 million square feet and was 99% leased. As of December 31, 2014, we also had invested approximately $181.8 million in property under development.

Operating Results
Our total revenue, net income available to common shareholders and Funds From Operations As Adjusted ("FFOAA") are detailed below for the years ended December 31, 2014 and 2013 (in millions, except per share information):

	Year ended December 31,
	2014	2013	Increase
Total revenue	$385.1	$343.1	12%
Net income available to common shareholders of EPR Properties	155.8	156.4	—%
FFOAA per diluted share	4.13	3.90	6%

Year ended December 31, 2014

•
Our total revenue, net income available to common shareholders of EPR Properties and FFOAA per diluted share for the year ended December 31, 2014 were favorably impacted by the results of investment spending in 2013 and 2014, a $5.0 million prepayment fee, lower financing rates and lower bad debt expense.

•
Our net income available to common shareholders of EPR Properties for the year ended December 31, 2014 was favorably impacted by a $3.4 million reversal of a liability that was established related to the acquisition of Toronto Dundas Square (now sold) as well as gains from property dispositions of $1.4 million.

•
Our net income available to common shareholders of EPR Properties for the year ended December 31, 2014 was unfavorably impacted by the sale of four public charter schools, the December payoff of various mortgage notes due from Peak Resorts, Inc. ("Peak"), a $3.8 million provision for loan loss, higher general and administrative costs, as well as higher income tax expense related to our Canadian operations.

•	Our per share results for the year ended December 31, 2014 were also unfavorably impacted by lower average leverage (measured by debt to gross assets) than in the prior year.

Year ended December 31, 2013

•
Our total revenue, net income available to common shareholders of EPR Properties and FFOAA per diluted share for the year ended December 31, 2013 were favorably impacted by the recognition of $1.2 million in other income related to option payments received in connection with the Adelaar casino and resort project in Sullivan County, New York.

•
Our net income available to common shareholders of EPR Properties for the year ended December 31, 2013 was also favorably impacted by a $4.5 million gain on early extinguishment of debt, a combined gain of $7.9 million related to the purchase and consolidation of our previously held equity interests in two joint ventures, the recognition of a net $14.2 million income tax benefit (primarily triggered by tax law changes related to our real estate assets in Canada), and gains of $4.3 million on sales of vineyard and winery properties as we exit that business.

•
Our net income available to common shareholders of EPR Properties and per share results for the year ended December 31, 2013 were negatively impacted by $6.2 million in costs associated with loan refinancing.

FFOAA is a non-GAAP financial measure. For the definitions and further details on the calculations of FFOAA and certain other non-GAAP financial measures, see section below titled "Funds From Operations (FFO), Funds From Operations As Adjusted (FFOAA) and Adjusted Funds from Operations (AFFO)."

Investment Spending Overview
During 2014, our total investment spending of $612.7 million was an increase of 52% over our investment spending in 2013 with increases coming in each of our primary segments of Entertainment, Education and Recreation.

During 2014, our investment spending in our Entertainment segment was $170.8 million compared to $115.7 million in the prior year and included an acquisition of an 11 theatre portfolio for approximately $118 million. We continued to have build-to-suit opportunities available for megaplex theatres at attractive terms with both existing and new tenants. Additionally, many megaplex theatre operators are expanding their food and beverage options and are now including in-theatre dining options, luxury seating and alcohol availability. This trend is expected to continue to provide build-to-suit opportunities for us in the future as well.

During 2014, our investment spending in our Education segment was $225.0 million compared to $155.5 million in the prior year, and included build-to-suit public charter schools, early childhood education centers and private schools. We continued to establish our position as a leading owner of public charter school real estate and expect this momentum to continue into 2015. We continued to diversify our tenant base, and as of year-end we had 33 different public charter school operators and we expect to continue to expand this number in 2015. During 2014, we increased our investments in early childhood education centers and private schools and expect to continue to do so as we move forward.

During 2014, our investment spending in our Recreation segment was $212.2 million compared to $127.3 million in the prior year, and primarily related to golf entertainment complexes as well as the funding of the water-park hotel at Camelback Mountain Ski Resort. We plan to continue to seek attractive investments in this segment in 2015.

During 2014, our investment spending in our Other segment was $4.7 million and related to the Adelaar casino and resort project in Sullivan County, New York. This project is further discussed below under “Recent Developments".

Capitalization Strategies
Our property acquisitions and financing commitments are financed by cash from operations, borrowings under our unsecured revolving credit facility and unsecured term loan facility, long-term mortgage debt, the sale of debt and equity securities and the periodic sale of properties. During the past several years, we have taken significant steps to implement our strategy of migrating to an unsecured debt structure and maintaining significant liquidity by issuing $875.0 million of unsecured notes and paying off secured debt. Over the last two years we have reduced our cost of debt by amending and restating our unsecured revolving credit facility, allowing for reductions in interest rate spread and facility fee pricing and also increased its capacity to $535.0 million. Additionally, over the last two years, we have amended and restated our unsecured term loan facility increasing the funded amount to $285.0 million and lowering the interest rate. We also increased the accordion feature under both of our unsecured revolving credit facility and unsecured term loan facility increasing the maximum amount available under the facilities to $600.0 million and $400.0 million, respectively. Having enhanced our liquidity position, strengthened our balance sheet and continued our access to the unsecured debt markets, we believe we are better positioned to aggressively pursue investments, acquisitions and financing opportunities that may become available to us from time to time.

Throughout the remainder of 2015, we expect to maintain our debt to total gross assets ratio between 35% and 45%. Depending on our capital needs, we will seek both debt and equity capital and will consider issuing additional shares under the direct share purchase component of our Dividend Reinvestment and Direct Share Purchase Plan. We may also issue equity securities in connection with acquisitions. While equity issuances and maintaining lower leverage mitigate the growth in per share results, we believe lower leverage and an emphasis on liquidity are prudent during the current economic environment.

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

Revenue Recognition
Rents that are fixed and determinable are recognized on a straight-line basis over the expected terms of the leases. Base rent escalation in other leases is dependent upon increases in the Consumer Price Index (“CPI”) and accordingly, management does not include any future base rent escalation amounts on these leases in current revenue. Most of our leases provide for percentage rents based upon the level of sales achieved by the tenant. These percentage rents are recognized once the required sales level is achieved. Lease termination fees are recognized when the related leases are canceled and we have no continuing obligation to provide services to such former tenants.

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

Recent Developments

Debt Financing
On March 26, 2014, we increased the size of our unsecured revolving credit facility from $475.0 million to $535.0 million. As of December 31, 2014, we had $62.0 million outstanding under the facility and the total availability under the unsecured revolving credit facility was $473.0 million.

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

During the year ended December 31, 2014, we issued pursuant to a registered public offering 1,563,709 common shares under the direct share purchase component of the Dividend Reinvestment and Direct Share Purchase Plan for total net proceeds after expenses of $79.5 million.

Investment Spending
Our investment spending during the year ended December 31, 2014 totaled $612.7 million, and included investments in each of our four operating segments.

Entertainment investment spending during the year ended December 31, 2014 totaled $170.8 million, and was related primarily to the acquisition of the 11 theatre portfolio as described below and an acquisition of land under a theatre and adjacent retail, as well as investments in build-to-suit construction of five megaplex theatres and redevelopment of three existing megaplex theatres, each of which is subject to a long-term triple net lease or long-term mortgage agreement.

On April 21, 2014, we acquired 100% of an entity that owns 11 theatre properties in seven states for a total purchase price of approximately $117.7 million. The theatre properties are leased on a triple net basis under a master lease agreement to a subsidiary of Regal Cinemas, Inc. with the tenant responsible for all taxes, costs and expenses arising from the use or operation of the properties.

Education investment spending during the year ended December 31, 2014 totaled $225.0 million, and was related to investments in build-to-suit construction of 22 public charter schools, three private schools and 11 early childhood education centers, as well as the acquisition of two early childhood education centers located in Arizona and the expansions of seven existing public charter schools, each of which is subject to a long-term triple net lease or long-term mortgage agreement.

Recreation investment spending during the year ended December 31, 2014 totaled $212.2 million, and was related to build-to-suit construction of 17 Topgolf golf entertainment facilities and additional improvements at two existing Topgolf golf entertainment facilities and Camelback Mountain Resort, each of which is subject to a long-term triple net lease or a long-term mortgage agreement.

Other investment spending during the year ended December 31, 2014 totaled $4.7 million, and was related to the land held for development related to the Adelaar casino and resort project in Sullivan County, New York.

The following details our investment spending during the years ended December 31, 2014 and 2013 (in thousands):

For the Year Ended December 31, 2014
Operating Segment	Total Investment Spending	New Development	Re-development	Asset Acquisition	Investment in Mortgage Notes	Investment in Joint Ventures or Direct Financing Lease
Entertainment	$170,837	$16,139	$13,224	$137,808	$3,666	$—
Education	225,041	196,843	—	7,889	20,309	—
Recreation	212,171	133,886	4,717	—	73,568	—
Other	4,659	4,659	—	—	—	—
Total Investment Spending	$612,708	$351,527	$17,941	$145,697	$97,543	$—

For the Year Ended December 31, 2013
Operating Segment	Total Investment Spending	New Development	Re-development	Asset Acquisition	Investment in Mortgage Notes	Investment in Joint Ventures or Direct Financing Lease
Entertainment	$115,666	$50,127	$6,908	$43,964	$13,061	$1,606
Education	155,508	108,000	—	14,052	30,194	3,262
Recreation	127,310	38,050	—	70,668	18,592	—
Other	5,167	5,167	—	—	—	—
Total Investment Spending	$403,651	$201,344	$6,908	$128,684	$61,847	$4,868

The above amounts include $186 thousand and $128 thousand in capitalized payroll, $7.4 million and $2.8 million in capitalized interest and $1.9 million and $2.0 million in capitalized other general and administrative direct project costs for the years ended December 31, 2014 and 2013, respectively. In addition, we had $7.7 million and $4.1 million of maintenance capital expenditures for the years ended December 31, 2014 and 2013, respectively.

Property Dispositions
On April 2, 2014, we completed the sale of four public charter school properties located in Florida and previously leased to Imagine Schools, Inc. for net proceeds of $46.1 million. Accordingly, we reduced our investment in a direct financing lease, net, by $45.9 million which included $41.5 million in original acquisition cost. A gain of $0.2 million was recognized during the year ended December 31, 2014.

During the year ended December 31, 2014, we sold one winery located in Washington and one vineyard located in California for net proceeds of $8.0 million and we recognized a gain of $0.9 million. This completes the sale of all our vineyard and winery properties. Additionally, during the year ended December 31, 2014, we sold three land parcels for net proceeds of $4.1 million and recognized a gain of $0.3 million.

Subsequent to year end, on January 27, 2015, we sold one theatre property located in Los Angeles, California for net proceeds of $42.7 million and recognized a gain on sale of $23.7 million.

Mortgage Notes Receivable Prepayment
In conjunction with Peak Resorts (Peak) becoming a publicly traded company, on December 2, 2014, we received $76.2 million from Peak representing full prepayment of three mortgage notes receivable and partial prepayment for one mortgage note receivable related to five metro ski parks and one development property. In conjunction with this payoff, we received a prepayment fee of $5.0 million which is included in mortgage and other financing income in the accompanying consolidated statements of income for the year ended December 31, 2014 in this Annual Report on Form 10-K. The maturity dates of the remaining mortgage notes receivable totaling $93.6 million at December 31, 2014 were extended to December 31, 2034. Additionally, $301 thousand of prepaid mortgage fees were written off which are included in costs associated with loan refinancing in the accompanying consolidated statements of income for the year ended December 31, 2014 in this Annual Report on Form 10-K.

Note Receivable
During the year ended December 31, 2014, we recognized a provision for loan loss of $3.8 million that relates to the full amount outstanding of one note receivable that was originated in January 2006. This note was made originally as a bridge loan to an anticipated larger transaction that we chose not to pursue in that same year. Recent changes in the borrower's financial status are such that future payments are no longer considered likely.

Imagine Schools
As of December 31, 2014, we have 17 schools that are occupied and operated by Imagine, three schools that have been subleased by Imagine, and three schools that remain non-operational. For those remaining non-operational schools, Imagine continues to seek further opportunities for sale or sublease. Imagine remains responsible for payments on all 23 properties under the master lease and was current as of December 31, 2014. We do not anticipate any delay in future payments under the master lease, and as additional credit support we continue to hold a $9.0 million letter of credit from Imagine and require them to maintain a $7.4 million escrow reserve.

Adelaar Casino and Resort Project in Sullivan County, New York
The proposed ground lease tenant for a portion of our Sullivan County, New York property, Empire Resorts, announced on June 30, 2014 that it submitted an application to the New York State Gaming Facility Location Board (“FLB”) for a Class III gaming license to operate a full-scale casino to be named Montreign Resort Casino ("Montreign"). On December 17, 2014, the FLB announced its recommendation for a license for Montreign. With this recommendation, Empire Resorts is now applying to the New York State Gaming Commission for the official gaming license. If the casino license is granted and the parties proceed with the development of the project as set forth in the Master Plan submitted to Sullivan County, New York, the total combined investment in the Adelaar casino and resort project could be in excess of $1.0 billion, which may include land held for development ($201.5 million at December 31, 2014), and additional investments outside of the casino by the Company and others in excess of $200.0 million for infrastructure, a waterpark hotel, a redesign of the existing golf course and retail, restaurant, shopping and entertainment properties. In addition to the Company, sources of this additional investment may include funding by tenants, joint venture partners, developers and purchasers of the land. Empire Resorts has reported that they plan to invest up to $630.0 million for the casino project. The Adelaar casino and resort project also has been approved for up to $75.0 million in industrial development bonds to fund portions of the project. The size of the overall project, including the amount of capital necessary to complete it, will vary based upon a number of contingencies. We have received from Empire Resorts non-refundable option payments totaling $3.8 million through December 31, 2014 which have been deferred and are expected to be recognized in income in the future as a part of lease accounting should a lease agreement be finalized with Empire Resorts.

As further described in Note 20 to the consolidated financial statements in this Annual Report on Form 10-K, the Adelaar casino and resort project is the subject of ongoing litigation for which we believe we have meritorious defenses.

Chief Executive Officer Retirement
On February 24, 2015, we announced that our President and Chief Executive Officer, David Brain, was retiring from the Company.  In connection with this change, we accrued for anticipated severance amounts (including stock based compensation costs), which resulted in a charge to earnings in the first quarter of 2015 of approximately $18.5 million.

Results of Operations

Year ended December 31, 2014 compared to year ended December 31, 2013

Rental revenue was $286.7 million for the year ended December 31, 2014 compared to $248.7 million for the year ended December 31, 2013. Rental revenue increased $38.0 million from the prior period, of which $39.6 million was related to acquisitions or build-to-suit projects completed in 2014 and 2013 and was partially offset by a net decrease of $1.6 million in rental revenue on existing properties due in part by the impact of a weaker Canadian exchange rate. Percentage rents of $2.0 million and $2.6 million were recognized during the years ended December 31, 2014 and 2013, respectively. Straight-line rents of $8.7 million and $4.8 million were recognized during the years ended December 31, 2014 and 2013, respectively.

During the year ended December 31, 2014, we experienced an increase of approximately 4.1% in rental rates on approximately 91,000 square feet with respect to two lease renewals. Additionally, we have funded or have agreed to fund a weighted average of $10.09 per square foot in tenant improvements. There were no leasing commissions related to these renewals.
Tenant reimbursements totaled $17.7 million for the year ended December 31, 2014 compared to $18.4 million for the year ended December 31, 2013. These tenant reimbursements related to the operations of our entertainment retail centers. The $0.7 million decrease was primarily due to the impact of a weaker Canadian dollar exchange rate.

Other income was $1.0 million for the year ended December 31, 2014 compared to $1.7 million for the year ended December 31, 2013. The $0.7 million decrease was primarily due to to option payments earned during 2013 related to the Adelaar casino and resort project in Sullivan County, New York of $1.2 million and was partially offset by an increase in income recognized upon settlement of foreign currency swap contracts.

Mortgage and other financing income for the year ended December 31, 2014 was $79.7 million compared to $74.3 million for the year ended year ended December 31, 2013. The $5.4 million increase was due to a $5.0 million prepayment fee we received on December 2, 2014 in conjunction with the full and partial repayment of four mortgage notes receivable as well as increased real estate lending activities related to our mortgage loan agreements. This was partially offset by a decrease due to the sale of four public charter school properties during 2014, which were classified as a direct financing lease. We also recognized participating interest income of $2.2 million and $0.9 million for the years ended December 31, 2014 and 2013, respectively.

Our property operating expense totaled $24.9 million for the year ended December 31, 2014 compared to $26.0 million for the year ended December 31, 2013. These property operating expenses arise from the operations of our retail centers and other specialty properties. The $1.1 million decrease resulted primarily from a decrease in bad debt expenses and other non-recoverable expenses at these properties and was also impacted by a weaker Canadian dollar exchange rate.

Our general and administrative expense totaled $27.6 million for the year ended December 31, 2014 compared to $25.6 million for the year ended December 31, 2013. The increase of $2.0 million is primarily due to an increase in payroll related expenses including stock grant amortization.

Costs associated with loan refinancing or payoff for the year ended December 31, 2014 were $0.3 million and were related to the write off of prepaid mortgage fees in conjunction with our borrowers prepayment of four mortgage notes receivable. Costs associated with loan refinancing or payoff were $6.2 million for the year ended December 31, 2013 and related to the repayment of secured fixed rate mortgage debt as well as the amendments to our unsecured revolving credit facility.

Gain on early extinguishment of debt for the year ended December 31, 2013 was $4.5 million and related to our discounted payoff of a mortgage loan secured by a theatre property located in Omaha, Nebraska. There was no gain on early extinguishment of debt for the year ended December 31, 2014.

Our net interest expense increased by $0.2 million to $81.3 million for the year ended December 31, 2014 from $81.1 million for the year ended December 31, 2013. This increase resulted primarily from an increase in average borrowings and was partially offset by a decrease in the weighted average interest rate used to finance our real estate acquisitions and fund our mortgage notes receivable as well as an increase in interest cost capitalized.

Transaction costs totaled $2.5 million for the year ended December 31, 2014 compared to $2.0 million for the year ended December 31, 2013. The increase of $0.5 million is due to an increase in costs associated with business combinations and write offs of costs associated with terminated transactions.

Provision for loan loss was $3.8 million for the year ended December 31, 2014 and related to one note receivable. There was no provision for loan loss for the year ended December 31, 2013.

Depreciation and amortization expense totaled $66.7 million for the year ended December 31, 2014 compared to $53.9 million for the year ended December 31, 2013. The $12.8 million increase resulted primarily from asset acquisitions completed in 2014 and 2013 as well as the acceleration of depreciation on certain existing assets.

Gain on sale or acquisition, net was $1.2 million for the year ended December 31, 2014 and related to the sale of one winery, one vineyard and three parcels of land. Gain on sale or acquisition, net was $3.0 million for the year ended December 31, 2013 and primarily related to the acquisition of the assets held in the Atlantic-EPR I and Atlantic-EPR II joint ventures previously held as equity interests.

Gain on sale of investment in a direct financing lease was $0.2 million for the year ended December 31, 2014 and related to the sale of four public charter school properties located in Florida. There was no gain on sale of investment in a direct financing lease for the year ended December 31, 2013.

Gain on previously held equity interest was $4.9 million for the year ended December 31, 2013 and was due to the fair value adjustment associated with our original ownership in the Atlantic-EPR I and Atlantic-EPR II joint ventures that was valued due to our acquisition of the remaining interest in these partnerships. There was no gain on previously held equity interest for the year ended December 31, 2014.

Income tax expense was $4.2 million for the year ended December 31, 2014 and related primarily to Canadian income taxes on our Canadian trust as well as state income taxes and withholding tax for distributions related to our unconsolidated joint venture projects located in China. Income tax benefit was $14.2 million for the year ended December 31, 2013 and primarily resulted from the deferred tax valuation allowance reduction which was triggered by Canadian tax law changes. Changes in Canadian tax law at the end of 2013 restricted the deductibility of intercompany interest such that the Canadian trust was expected to incur and pay income taxes starting in 2014. This amount was partially offset by $0.6 million in expense recognized due to state income taxes and withholding tax for distributions related to our unconsolidated joint venture projects located in China.

Income from discontinued operations was $3.9 million for the year ended December 31, 2014 and related primarily to the reversal of liabilities that related to the acquisition or ownership of Toronto Dundas Square (now sold). These liabilities were reversed during the year ended December 31, 2014 as the related payments are not expected to occur. Income from discontinued operations was $0.3 million for the year ended December 31, 2013 and related to post closing items for the previously sold Toronto Dundas Square property as well as the operations of five winery and vineyard properties which were sold during 2013.

Gain on sale or acquisition of real estate from discontinued operations was $4.3 million for the year ended December 31, 2013 and was due to the sale of five winery and vineyard properties during the year. There was no gain on sale of real estate from discontinued operations for the year ended December 31, 2014.

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
Other income was $1.7 million for the year ended December 31, 2013 compared to $0.7 million for the year ended December 31, 2012. The $1.0 million increase was primarily due to to option payments earned related to the planned casino and resort development in Sullivan County, New York.

Mortgage and other financing income for the year ended December 31, 2013 was $74.3 million compared to $64.0 million for the year ended year ended December 31, 2012. The $10.3 million increase was primarily due to increased real estate lending activities related to our mortgage loan agreements. We also recognized participating interest income of $0.9 million from SVVI related to our water-park interests for both of the years ended December 31, 2013 and 2012.

Our property operating expense totaled $26.0 million for the year ended December 31, 2013 compared to $24.9 million for the year ended December 31, 2012. These property operating expenses arise from the operations of our retail centers and other specialty properties. The $1.1 million increase resulted primarily from increases in property tax and vacant space expenses at these properties.

Other expense was $0.7 million for the year ended December 31, 2013 compared to $1.4 million for the year ended December 31, 2012. The decrease of $0.7 million was primarily due to more favorable net settlement of foreign currency forward and swap contracts.

Our general and administrative expense totaled $25.6 million for the year ended December 31, 2013 compared to $23.2 million for the year ended December 31, 2012. The increase of $2.4 million was primarily due to an increase in payroll related expenses and professional fees.

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

Transaction costs totaled $2.0 million for the year ended December 31, 2013 compared to $0.4 million for the year ended December 31, 2012. The increase of $1.6 million was due to an increase in costs associated with terminated transactions and potential business combinations.

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

Equity in income from joint ventures totaled $1.4 million for the year ended December 31, 2013 compared to $1.0 million for the year ended December 31, 2012. The $0.4 million increase was primarily due to an increase in income from our joint venture projects located in China.

Gain on sale or acquisition, net was $3.0 million for the year ended December 31, 2013 and primarily related to the acquisition of the assets held in the Atlantic-EPR I and Atlantic-EPR II joint ventures previously held as equity interests. There was no gain on acquisition for the year ended December 31, 2012.

Gain on previously held equity interest was $4.9 million for the year ended December 31, 2013 and was due to the fair value adjustment associated with our original ownership in the Atlantic-EPR I and Atlantic-EPR II joint ventures that was valued due to our acquisition of the remaining interest in these partnerships. There was no gain on previously held equity interest for the year ended December 31, 2012.

Income tax benefit was $14.2 million for the year ended December 31, 2013 and primarily resulted from the deferred tax valuation allowance reduction which was triggered by tax law changes. Changes in Canadian tax law at the end of 2013 restricted the deductibility of intercompany interest such that the Canadian trust was expected to incur and pay income taxes starting in 2014. This amount was partially offset by $0.6 million in expense recognized due to state income taxes and withholding tax for distributions related to our unconsolidated joint venture projects located in China. There was no income tax benefit for the year ended December 31, 2012 and expenses in 2012 related to state and foreign income taxes were not significant.

Income from discontinued operations was $0.3 million for the year ended December 31, 2013 and related to the operations of five winery and vineyard properties which were sold during 2013. Loss from discontinued operations was $20.2 million (including impairment charges of $20.8 million) for the year ended December 31, 2012 and related to the prior mentioned properties as well as the two winery and vineyard properties which were sold during 2012. Additionally, included in discontinued operations for the years ended December 31, 2013 and 2012 are the operations that relate to the settlement of escrow reserves established with the March 29, 2011 sale of Toronto Dundas Square.

Gain on sale or acquisition of real estate from discontinued operations was $4.3 million for the year ended December 31, 2013 and was due to the sale of five winery and vineyard properties during the year. Loss on sale or acquisition of real estate from discontinued operations was $0.03 million for the year ended December 31, 2012 and related to the sale of two winery and vineyard properties which was partially offset by a gain on sale or acquisition of real estate of $0.3 million that relates to the settlement of escrow reserves established with the March 29, 2011 sale of Toronto Dundas Square.

Preferred dividend requirements for the year ended December 31, 2013 were $23.8 million compared to $24.5 million for the year ended December 31, 2012. The $0.7 million decrease was due to a decrease of $7.2 million as a result of the redemption of 4.6 million Series D preferred shares on November 5, 2012, offset by an increase of $6.5 million due to the issuance of 5.0 million Series F preferred shares on October 12, 2012.

There were no preferred share redemption costs for the year ended December 31, 2013. Preferred share redemption costs of $3.9 million for the year ended December 31, 2012 were due to the redemption of all of the Series D preferred shares on November 5, 2012. These costs consist of the original issuance costs and other redemption related expenses.

Liquidity and Capital Resources

Cash and cash equivalents were $3.3 million at December 31, 2014. In addition, we had restricted cash of $13.1 million at December 31, 2014. Of the restricted cash at December 31, 2014, $9.6 million relates to cash held for our borrowers’ debt service reserves for mortgage notes receivable or tenants' off-season rent reserves, $0.1 million relates to escrow balances required in connection with the sale of Toronto Dundas Square and the balance represents deposits required in connection with debt service, payment of real estate taxes and capital improvements.

Mortgage Debt, Credit Facilities and Term Loan

As of December 31, 2014, we had total debt outstanding of $1.6 billion of which $396.7 million was fixed rate mortgage debt secured by a portion of our rental properties. The fixed rate mortgage debt had a weighted average interest rate of approximately 5.5% at December 31, 2014.

At December 31, 2014, we had outstanding $875.0 million in aggregate principal amount of unsecured senior notes ranging in interest rates from 5.25% to 7.75%. All of these notes are guaranteed by certain of our subsidiaries. The notes contain various covenants, including: (i) a limitation on incurrence of any debt that would cause the ratio of our debt to adjusted total assets to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause the ratio of secured debt to adjusted total assets to exceed 40%; (iii) a limitation on incurrence of any debt which would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of our total unencumbered assets such that they are not less than 150% of our outstanding unsecured debt.

On March 26, 2014, the Company increased the size of its unsecured revolving credit facility from $475.0 million to $535.0 million. At December 31, 2014, we had $62.0 million outstanding under our $535.0 million unsecured revolving credit facility, with $473.0 million of availability and with interest at a floating rate of LIBOR plus 140 basis points, which was 1.56% at December 31, 2014. The unsecured revolving credit facility has a term expiring July 23, 2017 with a one year extension available at our option, subject to certain terms and conditions. The amount that we are able to borrow on our unsecured revolving credit facility is a function of the values and advance rates, as defined by the credit agreement, assigned to the assets included in the borrowing base less outstanding letters of credit and less other liabilities. The unsecured revolving credit facility also contains an "accordion" feature allowing it to be increased by up to an additional $65.0 million upon satisfaction of certain conditions.

Additionally on March 26, 2014, we increased the size of our unsecured term loan facility from $265.0 million to $275.0 million and further increased the size to $285.0 million on September 19, 2014. At December 31, 2014, the unsecured term loan facility had interest at a floating rate of LIBOR plus 160 basis points, which was 1.77%, and $240.0 million of this LIBOR-based debt has been fixed with interest rate swaps at 2.51% through January 5, 2016 and 2.38% from January 5, 2016 to July 5, 2017. The loan matures on July 23, 2018. The unsecured term loan facility also contains an "accordion" feature allowing it to be increased by up to an additional $115.0 million upon satisfaction of certain conditions.

Our unsecured revolving credit facility and our unsecured term loan facility contain substantially identical financial covenants that limit our levels of consolidated debt, secured debt, investment levels outside certain categories and dividend distributions, and require minimum coverage levels for fixed charges and unsecured debt service costs. Additionally, our unsecured revolving credit facility, unsecured term loan facility and our unsecured senior notes contain cross-default provisions that go into effect if we default on any of our obligations for borrowed money or credit in an amount exceeding $25.0 million ($50.0 million for the 5.25% unsecured senior notes), unless such default has been waived or cured within a specified period of time. We were in compliance with all financial covenants under our debt instruments at December 31, 2014.

Our principal investing activities are acquiring, developing and financing entertainment, education and recreation properties. These investing activities have generally been financed with senior unsecured notes and mortgage debt, as well as the proceeds from equity offerings. Our unsecured revolving credit facility is also used to finance the acquisition or development of properties, and to provide mortgage financing. We have and expect to continue to issue debt securities in public or private offerings. We have and may in the future assume mortgage debt in connection with property acquisitions. We may also issue equity securities in connection with acquisitions. Continued growth of our rental property and mortgage financing portfolios will depend in part on our continued ability to access funds through additional borrowings and securities offerings, and, to a lesser extent, our ability to assume debt in connection with property acquisitions.

Certain of our debt agreements contain customary restrictive covenants related to financial and operating performance as well as certain cross-default provisions. We were in compliance with all financial covenants at December 31, 2014.

On September 23, 2014, we issued 3,680,000 common shares in a registered public offering for total net proceeds, after the underwriting discount and offering expenses, of approximately $184.2 million. The net proceeds from the public offering were used to pay down our unsecured revolving credit facility.

During the year ended December 31, 2014, we issued pursuant to a registered public offering 1,563,709 common shares under the direct share purchase component of the Dividend Reinvestment and Direct Share Purchase Plan for total net proceeds after expenses of $79.5 million.

Liquidity Requirements

Short-term liquidity requirements consist primarily of normal recurring corporate operating expenses, debt service requirements and dividends to shareholders. We meet these requirements primarily through cash provided by operating activities. Net cash provided by operating activities was $250.3 million, $234.1 million and $207.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. Net cash used by investing activities was $376.2 million, $336.5 million and $255.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. Net cash provided by financing activities was $121.6 million, $100.2 million and $44.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. We anticipate that our cash on hand, cash from operations, and funds available under our unsecured revolving credit facility will provide adequate liquidity to fund our operations, make interest and principal payments on our debt, and allow dividends to be paid to our shareholders and avoid corporate level federal income or excise tax in accordance with REIT Internal Revenue Code requirements.

Liquidity requirements at December 31, 2014 consisted primarily of maturities of debt. Contractual obligations as of December 31, 2014 are as follows (in thousands):

	Year ended December 31,
Contractual Obligations	2015	2016	2017	2018	2019	Thereafter	Total
Long Term Debt Obligations	$110,081	$109,747	$227,319	$298,381	$—	$899,995	$1,645,523
Interest on Long Term Debt Obligations	82,237	74,482	66,855	57,970	53,945	114,589	450,078
Operating Lease Obligations	544	441	—	—	—	—	985
Total	$192,862	$184,670	$294,174	$356,351	$53,945	$1,014,584	$2,096,586

Commitments

As of December 31, 2014, we had seven entertainment development projects for which we have commitments to fund approximately $29.8 million of additional improvements, 16 education development projects for which we have commitments to fund approximately $107.0 million of additional improvements and nine recreation development projects for which we have commitments to fund approximately $110.9 million. Of these amounts, approximately $215.0 million is expected to be funded in 2015. Development costs are advanced by us in periodic draws. If we determine that construction is not being completed in accordance with the terms of the development agreements, we can discontinue funding construction draws. We have agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

We have certain commitments related to our mortgage note investments that we may be required to fund in the future. We are generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of our direct control. As of December 31, 2014, we had five mortgage notes receivable with commitments totaling approximately $155.4 million, of which $45.7 million is expected to be funded in 2015. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

We have provided guarantees of the payment of certain economic development revenue bonds totaling $22.9 million related to two theatres in Louisiana for which we earn fees at annual rates of 2.88% to 4.00% over the 30 year terms of the bonds. We have recorded $9.8 million as a deferred asset included in other assets and $9.8 million included in other liabilities in the accompanying consolidated balance sheet included in this Annual Report on Form 10-K as of December 31, 2014 related to these guarantees. No amounts have been accrued as a loss contingency related to this guarantee because payment by us is not probable.

Liquidity Analysis

In analyzing our liquidity, we generally expect that our cash provided by operating activities will meet our normal recurring operating expenses, recurring debt service requirements and dividends to shareholders.

We have $95.5 million in debt balloon payments coming due in 2015. Our sources of liquidity as of December 31, 2014 to pay the 2015 commitments described above include the amount available under our unsecured revolving credit facility of approximately $473.0 million and unrestricted cash on hand of $3.3 million. Accordingly, while there can be no assurance, we expect that our sources of cash will exceed our existing commitments over the remainder of 2015.

We also believe that we will be able to repay, extend, refinance or otherwise settle our debt obligations for 2016 and thereafter as the debt comes due, and that we will be able to fund our remaining commitments as necessary. However, there can be no assurance that additional financing or capital will be available, or that terms will be acceptable or advantageous to us.

Our primary use of cash after paying operating expenses, debt service, dividends to shareholders and funding existing commitments is in growing our investment portfolio through the acquisition, development and financing of additional properties. We expect to finance these investments with borrowings under our unsecured revolving credit facility, as well as debt and equity financing alternatives and the periodic sale of properties. The availability and terms of any such financing or sales will depend upon market and other conditions. If we borrow the maximum amount available under our unsecured revolving credit facility, there can be no assurance that we will be able to obtain additional investment financing (See Item 1A - “Risk Factors”).

Capital Structure

We believe that our shareholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest, fixed charge and debt service coverage ratios. We expect to maintain our debt to gross assets ratio (i.e. total debt to total assets plus accumulated depreciation) between 35% and 45%. However, the timing and size of our equity and debt offerings may cause us to temporarily operate over this threshold. At December 31, 2014, this ratio was 39%. Our debt as a percentage of our total market capitalization at December 31, 2014 was 31%; however, we do not manage to a ratio based on total market capitalization due to the inherent variability that is driven by changes in the market price of our common shares. We calculate our total market capitalization of $5.3 billion by aggregating the following at December 31, 2014:

•	Common shares outstanding of 57,125,941 multiplied by the last reported sales price of our common shares on the NYSE of $57.63 per share, or $3.3 billion;

•	Aggregate liquidation value of our Series C convertible preferred shares of $135.0 million;

•	Aggregate liquidation value of our Series E convertible preferred shares of $86.3 million;

•	Aggregate liquidation value of our Series F redeemable preferred shares of $125.0 million; and

•	Total debt of $1.6 billion.

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

In addition to FFO, we present FFOAA and AFFO. FFOAA is presented by adding to FFO costs (gain) associated with loan refinancing or payoff, net, transaction costs (benefit), preferred share redemption costs and provision for loan losses, and subtracting gain on early extinguishment of debt, gain (loss) on sale of land and deferred income tax benefit (expense). AFFO is presented by adding to FFOAA non-real estate depreciation and amortization, deferred financing fees amortization, share-based compensation expense to management and Trustees and amortization of above market leases, net; and subtracting maintenance capital expenditures (including second generation tenant improvements and leasing commissions), straight-lined rental revenue, and the non-cash portion of mortgage and other financing income.

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

The following table summarizes our FFO, FFOAA and AFFO including per share amounts for FFO and FFOAA, for the years ended December 31, 2014, 2013 and 2012 (unaudited, in thousands, except per share information):

	Year ended December 31,
	2014	2013	2012
FFO:
Net income available to common shareholders of EPR Properties	$155,826	$156,420	$93,160
Loss (gain) on sale or acquisition of real estate	(879)	(7,273)	27
Gain on sale of investment in a direct financing lease	(220)	—	—
Gain on previously held equity interest	—	(4,853)	—
Real estate depreciation and amortization	65,501	54,564	51,162
Allocated share of joint venture depreciation	225	547	581
Impairment charges	—	—	23,909
FFO available to common shareholders of EPR Properties	$220,453	$199,405	$168,839

FFO available to common shareholders of EPR Properties	$220,453	$199,405	$168,839
Add: Preferred dividends for Series C preferred shares	7,763	7,763	—
Diluted FFO available to common shareholders	$228,216	$207,168	$168,839

FFOAA:
FFO available to common shareholders of EPR Properties	$220,453	$199,405	$168,839
Costs associated with loan refinancing or payoff	301	6,166	627
Transaction costs (benefit)	(924)	1,955	404
Provision for loan losses	3,777	—	—
Preferred share redemption costs	—	—	3,888
Gain on early extinguishment of debt	—	(4,539)	—
Gain on sale of land	(330)	—	—
Deferred income tax expense (benefit)	1,796	(14,787)	—
FFOAA available to common shareholders of EPR Properties	$225,073	$188,200	$173,758

AFFO:
FFOAA available to common shareholders of EPR Properties	$225,073	$188,200	$173,758
Non-real estate depreciation and amortization	1,238	1,109	1,057
Deferred financing fees amortization	4,248	4,041	4,218
Share-based compensation expense to management and trustees	8,902	6,516	5,833
Maintenance capital expenditures (1)	(7,681)	(4,051)	(4,772)
Straight-lined rental revenue	(8,665)	(4,846)	(4,632)
Non-cash portion of mortgage and other financing income	(6,358)	(5,275)	(4,988)
Amortization of above market leases, net	192	48	—
AFFO available to common shareholders of EPR Properties	$216,949	$185,742	$170,474

FFO per common share attributable to EPR Properties:
Basic	$4.06	$4.15	$3.61
Diluted	4.04	4.13	3.59
FFOAA per common share attributable to EPR Properties:
Basic	$4.15	$3.92	$3.71
Diluted	4.13	3.90	3.69
Shares used for computation (in thousands):
Basic	54,244	48,028	46,798
Diluted	54,444	48,214	47,049

Weighted average shares outstanding-diluted EPS	54,444	48,214	47,049
Effect of dilutive Series C preferred shares	1,989	1,962	—
Adjusted weighted average shares outsanding-diluted	56,433	50,176	47,049

Other financial information:
Dividends per common share	$3.42	$3.16	$3.00

(1)	Includes maintenance capital expenditures and certain second generation tenant improvements and leasing commissions.

The additional 2.0 million common shares that would result from the conversion of our 5.75% Series C cumulative convertible preferred shares and the additional 1.6 million common shares that would result from the conversion of our 9.0% Series E cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted earnings per share for the years ended December 31, 2014, 2013 and 2012 because the effect is anti-dilutive. However, because a conversion of the 5.75% Series C cumulative convertible preferred shares would be dilutive to FFO per share for the years ended December 31, 2014 and 2013, these adjustments have been made in the calculation of diluted FFO per share for those two years.

Impact of Recently Issued Accounting Standards

In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for disposals to qualify as discontinued operations. Under this ASU, a discontinued operation is (1) a component of an entity or group of components that have been disposed of or are classified as held for sale and represent a strategic shift that has or will have a major effect on an entity’s operations and financial results, or (2) an acquired business that is classified as held for sale on the acquisition date. This guidance also requires expanded or new disclosures for discontinued operations, individually material disposals that do not meet the definition of a discontinued operation, an entity’s continuing involvement with a discontinued operation following disposal and retained equity method investments in a discontinued operation. The Company early adopted the standard during 2014 and it did not have a material effect on its consolidated financial statements and related disclosures.

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
Our leases and mortgage notes receivable also generally provide for escalation in base rents or interest in the event of increases in the Consumer Price Index, with generally a limit of 2% per annum, or fixed periodic increases. Alternatively, during deflationary periods, the escalations in base rents or interest that are dependent on increases in the Consumer Price Index in our leases and mortgage notes receivable may be adversely affected.
Our leases are generally triple-net leases requiring the tenants to pay substantially all expenses associated with the operation of the properties, thereby minimizing our exposure to increases in costs and operating expenses resulting from inflation. A portion of our megaplex theatre, retail and restaurant leases are non-triple-net leases. These leases represent approximately 17% of our total real estate square footage. To the extent any of those leases contain fixed expense reimbursement provisions or limitations, we may be subject to increases in costs resulting from inflation that are not fully passed through to tenants.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks, primarily relating to potential losses due to changes in interest rates and foreign currency exchange rates. We seek to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new fixed rate borrowings whenever possible. As of December 31, 2014, we had $535.0 million unsecured revolving credit facility with $62.0 million outstanding and $25.0 million in bonds, all of which bear interest at a floating rate. In addition, we had a $285.0 million unsecured term loan facility that bears interest at a floating rate and $240.0 million of this LIBOR-based debt has been fixed with interest rate swaps at 2.51% through January 5, 2016 and 2.38% from January 5, 2016 to July 5, 2017.
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
The following table presents the principal amounts, weighted average interest rates, and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes as of December 31 (including the impact of the interest rate swap agreements described below):
Expected Maturities (in millions)

	2015	2016	2017	2018	2019	Thereafter	Total	Estimated Fair Value
December 31, 2014:
Fixed rate debt	$110.1	$109.7	$165.3	$253.4	$—	$875.0	$1,513.5	$1,620.0
Average interest rate	5.7%	5.9%	4.9%	2.7%	—%	6.2%	5.4%	3.6%
Variable rate debt	$—	$—	$62.0	$45.0	$—	$25.0	$132.0	$132.0
Average interest rate (as of December 31, 2014)	—%	—%	1.6%	1.8%	—%	0.1%	1.3%	1.3%

	2014	2015	2016	2017	2018	Thereafter	Total	Estimated Fair Value
December 31, 2013:
Fixed rate debt	$10.9	$106.4	$102.9	$76.7	$253.4	$875.0	$1,425.3	$1,473.7
Average interest rate	6.1%	5.7%	6.1%	5.9%	2.7%	6.2%	5.5%	4.6%
Variable rate debt	$—	$—	$—	$—	$25.0	$25.0	$50.0	$50.0
Average interest rate (as of December 31, 2013)	—%	—%	—%	—%	1.8%	0.1%	0.9%	0.9%
The fair value of our debt as of December 31, 2014 and 2013 is estimated by discounting the future cash flows of each instrument using current market rates including current market spreads.

We are exposed to foreign currency risk against our functional currency, the U.S. dollar, on our four Canadian properties and the rents received from tenants of the properties are payable in CAD. To mitigate our foreign currency risk in future periods on these Canadian properties, we entered into crosscurrency swaps with a fixed original notional value of $100.0 million CAD and $98.1 million U.S. The net effect of these swaps is to lock in an exchange rate of $1.05 CAD per U.S. dollar on approximately $13.5 million of annual CAD denominated cash flows on the properties through June 2018. There is no initial or final exchange of the notional amounts on these swaps. These foreign currency derivatives should hedge a significant portion of our expected CAD denominated FFO of these four Canadian properties through June 2018 as their impact on our reported FFO when settled should move in the opposite direction of the exchange rates used to translate revenues and expenses of these properties.

In order to also hedge our net investment on the four Canadian properties, we entered into a forward contract with a fixed notional value of $100.0 million CAD and $94.3 million U.S. with a July 2018 settlement date. The exchange rate of this forward contract is approximately $1.06 CAD per U.S dollar. Additionally, on February 28, 2014, the

Company entered into a forward contract with a fixed notional value of $100.0 million CAD and $88.1 million U.S. with a July 2018 settlement date. The exchange rate of this forward contract is approximately $1.13 CAD per U.S. dollar. These forward contracts should hedge a significant portion of our CAD denominated net investment in these four centers through July 2018 as the impact on accumulated other comprehensive income from marking the derivative to market should move in the opposite direction of the translation adjustment on the net assets of our four Canadian properties.

See Note 12 to the consolidated financial statements in this Annual Report on Form 10-K for additional information on our derivative financial instruments and hedging activities.

Item 8. Financial Statements and Supplementary Data
EPR Properties

Report of Independent Registered Public Accounting Firm
The Board of Trustees and Shareholders
EPR Properties:

We have audited the accompanying consolidated balance sheets of EPR Properties and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedules listed in Item 15 (2) of this Form 10-K. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EPR Properties and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), EPR Properties’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2015, expressed an unqualified opinion on the effectiveness of EPR Properties’ internal control over financial reporting.
As discussed in Note 2 to the financial statements, the Company adopted FASB Accounting Standards Update (ASU) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, in 2014.

/s/ KPMG LLP

Kansas City, Missouri
February 25, 2015

EPR PROPERTIES Consolidated Balance Sheets (Dollars in thousands except share data)

	December 31,
	2014	2013
Assets
Rental properties, net of accumulated depreciation of $465,660 and $409,643 at December 31, 2014 and 2013, respectively	$2,451,534	$2,104,151
Land held for development	206,001	201,342
Property under development	181,798	89,473
Mortgage notes and related accrued interest receivable, net	507,955	486,337
Investment in a direct financing lease, net	199,332	242,212
Investment in joint ventures	5,738	5,275
Cash and cash equivalents	3,336	7,958
Restricted cash	13,072	9,714
Deferred financing costs, net	19,909	23,344
Accounts receivable, net	47,282	42,538
Other assets	66,091	59,932
Total assets	$3,702,048	$3,272,276
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$82,180	$72,327
Common dividends payable	16,281	13,601
Preferred dividends payable	5,952	5,952
Unearned rents and interest	25,623	17,046
Debt	1,645,523	1,475,336
Total liabilities	1,775,559	1,584,262
Equity:
Common Shares, $.01 par value; 75,000,000 shares authorized; and 58,952,404 and 53,361,261 shares issued at December 31, 2014 and 2013, respectively	589	534
Preferred Shares, $.01 par value; 25,000,000 shares authorized:
5,400,000 Series C convertible shares issued at December 31, 2014 and 2013; liquidation preference of $135,000,000	54	54
3,450,000 Series E convertible shares issued at December 31, 2014 and 2013; liquidation preference of $86,250,000	35	35
5,000,000 Series F shares issued at December 31, 2014 and 2013; liquidation preference of $125,000,000	50	50
Additional paid-in-capital	2,283,440	2,003,863
Treasury shares at cost: 1,826,463 and 1,706,109 common shares at December 31, 2014 and 2013, respectively	(67,846)	(62,177)
Accumulated other comprehensive income	12,566	17,193
Distributions in excess of net income	(302,776)	(271,915)
EPR Properties shareholders’ equity	1,926,112	1,687,637
Noncontrolling interests	377	377
Equity	$1,926,489	$1,688,014
Total liabilities and equity	$3,702,048	$3,272,276
See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Income (Dollars in thousands except per share data)

	Year Ended December 31,
	2014	2013	2012
Rental revenue	$286,673	$248,709	$234,517
Tenant reimbursements	17,663	18,401	18,575
Other income	1,009	1,682	738
Mortgage and other financing income	79,706	74,272	63,977
Total revenue	385,051	343,064	317,807
Property operating expense	24,897	26,016	24,915
Other expense	771	658	1,382
General and administrative expense	27,566	25,613	23,170
Costs associated with loan refinancing or payoff	301	6,166	627
Gain on early extinguishment of debt	—	(4,539)	—
Interest expense, net	81,270	81,056	76,656
Transaction costs	2,452	1,955	404
Provision for loan losses	3,777	—	—
Impairment charges	—	—	3,074
Depreciation and amortization	66,739	53,946	46,698
Income before equity in income from joint ventures and other items	177,278	152,193	140,881
Equity in income from joint ventures	1,273	1,398	1,025
Gain on sale or acquisition, net	1,209	3,017	—
Gain on sale of investment in a direct financing lease	220	—	—
Gain on previously held equity interest	—	4,853	—
Income before income taxes	179,980	161,461	141,906
Income tax benefit (expense)	(4,228)	14,176	—
Income from continuing operations	$175,752	$175,637	$141,906
Discontinued operations:
Income from discontinued operations	505	333	620
Transaction (costs) benefit	3,376	—	—
Impairment charges	—	—	(20,835)
Gain (loss) on sale or acquisition of real estate	—	4,256	(27)
Net income	179,633	180,226	121,664
Add: Net income attributable to noncontrolling interests	—	—	(108)
Net income attributable to EPR Properties	179,633	180,226	121,556
Preferred dividend requirements	(23,807)	(23,806)	(24,508)
Preferred share redemption costs	—	—	(3,888)
Net income available to common shareholders of EPR Properties	$155,826	$156,420	$93,160
Per share data attributable to EPR Properties common shareholders:
Basic earnings per share data:
Income from continuing operations	$2.80	$3.16	$2.42
Income (loss) from discontinued operations	0.07	0.10	(0.43)
Net income available to common shareholders	$2.87	$3.26	$1.99
Diluted earnings per share data:
Income from continuing operations	$2.79	$3.15	$2.41
Income (loss) from discontinued operations	0.07	0.09	(0.43)
Net income available to common shareholders	$2.86	$3.24	$1.98
Shares used for computation (in thousands):
Basic	54,244	48,028	46,798
Diluted	54,444	48,214	47,049
See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Comprehensive Income (Dollars in thousands)

	Year Ended December 31,
	2014	2013	2012
Net income	$179,633	$180,226	$121,664
Other comprehensive income (loss):
Foreign currency translation adjustment	(18,464)	(13,049)	3,132
Change in unrealized gain (loss) on derivatives	13,837	9,620	(5,973)
Comprehensive income	175,006	176,797	118,823
Comprehensive income attributable to the noncontrolling interests	—	—	(108)
Comprehensive income attributable to EPR Properties	$175,006	$176,797	$118,715
See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Changes in Equity Years Ended December 31, 2014, 2013 and 2012 (Dollars in thousands)

	EPR Properties Shareholders’ Equity
	Common Stock		Preferred Stock		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income (loss)	Distributions in excess of net income	Noncontrolling interests	Total
	Shares	Par	Shares	Par
Balance at December 31, 2011	48,062,593	$480	13,450,000	$135	$1,719,066	$(44,834)	$23,463	$(228,261)	$28,054	$1,498,103
Restricted share units issued to Trustees	10,925	—	—	—	488	—	—	—	—	488
Issuance of nonvested shares,net	148,095	1	—	—	1,491	(3,237)	—	—	—	(1,745)
Amortization of nonvested shares	—	—	—	—	4,402	—	—	—	—	4,402
Share option expense	—	—	—	—	937	—	—	—	—	937
Foreign currency translation adjustment	—	—	—	—	—	—	3,132	—	—	3,132
Change in unrealized gain/loss on derivatives	—	—	—	—	—	—	(5,973)	—	—	(5,973)
Net income	—	—	—	—	—	—	—	121,556	108	121,664
Issuances of common shares	8,387	1	—	—	372	—	—	—	—	373
Issuance of Series F preferred shares	—	—	5,000,000	50	120,517	—	—	—	—	120,567
Redemption of Series D preferred shares	—	—	(4,600,000)	(46)	(111,079)	—	—	(3,888)	—	(115,013)
Stock option exercises, net	224,181	2	—	—	5,248	(7,237)	—	—	—	(1,987)
Dividends to common and preferred shareholders	—	—	—	—	—	—	—	(165,050)	—	(165,050)
Forfeiture of noncontrolling interest	—	—	—	—	27,785	—	—	—	(27,785)	—
Balance at December 31, 2012	48,454,181	$484	13,850,000	$139	$1,769,227	$(55,308)	$20,622	$(275,643)	$377	$1,459,898
Restricted share units issued to Trustees	17,530	—	—	—	1,024	—	—	—	—	1,024
Issuance of nonvested shares, net	196,928	2	—	—	2,588	(3,425)	—	—	—	(835)
Amortization of nonvested shares	—	—	—	—	4,832	—	—	—	—	4,832
Share option expense	—	—	—	—	856	—	—	—	—	856
Foreign currency translation adjustment	—	—	—	—	—	—	(13,049)	—	—	(13,049)
Change in unrealized gain/loss on derivatives	—	—	—	—	—	—	9,620	—	—	9,620
Net income	—	—	—	—	—	—	—	180,226	—	180,226
Issuances of common shares	4,549,350	46	—	—	220,947	—	—	—	—	220,993
Stock option exercises, net	143,272	2	—	—	4,389	(3,444)	—	—	—	947
Dividends to common and preferred shareholders	—	—	—	—	—	—	—	(176,498)	—	(176,498)
Balance at December 31, 2013	53,361.261	$534	13,850,000	$139	$2,003,863	$(62,177)	$17,193	$(271,915)	$377	$1,688,014
Continued on next page.

EPR PROPERTIES Consolidated Statements of Changes in Equity Years Ended December 31, 2014, 2013 and 2012 (Dollars in thousands) (continued)

	EPR Properties Shareholders’ Equity
	Common Stock		Preferred Stock		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income (loss)	Distributions in excess of net income	Noncontrolling interests	Total
	Shares	Par	Shares	Par
Continued from previous page.
Balance at December 31, 2013	53,361,261	$534	13,850,000	$139	$2,003,863	$(62,177)	$17,193	$(271,915)	$377	$1,688,014
Restricted share units issued to Trustees	19,685	—	—	—	1,054	—	—	—	—	1,054
Issuance of nonvested shares, net	280,193	3	—	—	4,866	(4,186)	—	—	—	683
Amortization of nonvested shares	—	—	—	—	6,482	—	—	—	—	6,482
Share option expense	—	—	—	—	1,359	—	—	—	—	1,359
Foreign currency translation adjustment	—	—	—	—	—	—	(18,464)	—	—	(18,464)
Change in unrealized gain/loss on derivatives	—	—	—	—	—	—	13,837	—	—	13,837
Net income	—	—	—	—	—	—	—	179,633	—	179,633
Issuances of common shares	5,255,302	52	—	—	264,283	—	—	—	—	264,335
Stock option exercises, net	35,963	—	—	—	1,533	(1,483)	—	—	—	50
Dividends to common and preferred shareholders	—	—	—	—	—	—	—	(210,494)	—	(210,494)
Balance at December 31, 2014	58,952,404	$589	13,850,000	$139	$2,283,440	$(67,846)	$12,566	$(302,776)	$377	$1,926,489

See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Cash Flows (Dollars in thousands)

	Year Ended December 31,
	2014	2013	2012
Operating activities:
Net income	$179,633	$180,226	$121,664
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on early extinguishment of debt	—	(4,539)	—
Gain on previously held equity interest	—	(4,853)	—
Gain on sale or acquisition, net	(1,209)	(3,017)	—
Deferred income tax expense (benefit)	1,796	(14,787)	—
Provision for loan losses	3,777	—	—
Non-cash impairment charges	—	—	3,074
Loss (income) from discontinued operations	(3,881)	(4,589)	20,242
Gain on sale of investment in a direct financing lease	(220)	—	—
Costs associated with loan refinancing or payoff	301	6,166	627
Equity in income from joint ventures	(1,273)	(1,398)	(1,025)
Distributions from joint ventures	810	985	1,046
Depreciation and amortization	66,739	53,946	46,698
Amortization of deferred financing costs	4,248	4,041	4,218
Amortization of above market lease	192	48	—
Share-based compensation expense to management and trustees	8,902	6,516	5,833
Decrease (increase) in restricted cash	(8)	12,509	(6,681)
Increase in mortgage notes accrued interest receivable	(3,997)	(457)	(409)
Increase in accounts receivable, net	(5,214)	(7,163)	(7,400)
Increase in direct financing lease receivable	(2,993)	(4,860)	(4,964)
Decrease (increase) in other assets	(3,360)	2,338	(989)
Increase in accounts payable and accrued liabilities	4,586	7,816	8,720
Increase in unearned rents	1,323	2,511	5,447
Net operating cash provided by continuing operations	250,152	231,439	196,101
Net operating cash provided by discontinued operations	143	2,681	11,343
Net cash provided by operating activities	250,295	234,120	207,444
Investing activities:
Acquisition of rental properties and other assets	(85,205)	(123,497)	(73,188)
Proceeds from sale of real estate	12,055	797	—
Investment in unconsolidated joint ventures	—	(1,607)	(1,800)
Proceeds from settlement of derivative	5,725	—	—
Investment in mortgage notes receivable	(93,877)	(60,568)	(113,823)
Proceeds from mortgage note receivable paydown	76,256	1,900	—
Investment in promissory notes receivable	(4,387)	(1,278)	—
Proceeds from promissory note receivable paydown	1,750	1,027	—
Investment in a direct financing lease, net	—	(3,262)	—
Proceeds from sale of investment in a direct financing lease, net	46,092	—	4,494
Additions to properties under development	(334,635)	(197,271)	(113,599)
Net cash used by investing activities of continuing operations	(376,226)	(383,759)	(297,916)
Net proceeds from sale of real estate from discontinued operations	—	47,301	42,133
Net cash used by investing activities	(376,226)	(336,458)	(255,783)
Financing activities:
Proceeds from debt facilities	379,000	646,000	871,000
Principal payments on debt	(310,253)	(552,468)	(658,571)
Deferred financing fees paid	(814)	(8,133)	(5,800)
Costs associated with loan refinancing or payoff (cash portion)	(25)	(5,790)	(189)
Net proceeds from issuance of common shares	264,158	220,785	231
Net proceeds from issuance of preferred shares	—	—	120,567
Redemption of preferred shares	—	—	(115,013)
Impact of stock option exercises, net	50	947	(1,987)
Purchase of common shares for treasury	(2,892)	(3,246)	(3,232)
Dividends paid to shareholders	(207,637)	(197,924)	(162,775)
Net cash provided by financing activities	121,587	100,171	44,231
Effect of exchange rate changes on cash	(278)	(539)	147
Net decrease in cash and cash equivalents	(4,622)	(2,706)	(3,961)
Cash and cash equivalents at beginning of the year	7,958	10,664	14,625
Cash and cash equivalents at end of the year	$3,336	$7,958	$10,664
Supplemental information continued on next page.

EPR PROPERTIES Consolidated Statements of Cash Flows (Dollars in thousands) Continued from previous page.

	Year Ended December 31,
	2014	2013	2012
Supplemental schedule of non-cash activity:
Transfer of property under development to rental property	$236,428	$139,026	$96,178
Acquisiton of real estate in exchange for assumption of debt at fair value	$101,441	$19,710	$—
Issuance of nonvested shares and restricted share units at fair value, including nonvested shares issued for payment of bonuses	$15,525	$10,398	$7,181
Conversion of equity to mortgage note receivable related to Atlantic-EPR I	$—	$—	$14,852
Adjustment of noncontrolling interest to additional paid in capital	$—	$—	$27,785
Sale of real estate in exchange for note receivable	$—	$2,500	$2,500
Consolidation of previously held equity interest:
Net increase in real estate and other assets	$—	$49,391	$—
Decrease in investment in joint ventures	$—	$8,282	$—
Decrease in mortgage notes receivable	$—	$33,089	$—

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$85,290	$73,403	$66,302
Cash paid (received) during the year for income taxes	$710	$102	$(325)
Interest cost capitalized	$7,525	$2,763	$859
Increase in accrued capital expenditures	$7,053	$1,168	$2,626
See accompanying notes to consolidated financial statements.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

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

The Company consolidates certain entities if it is deemed to be the primary beneficiary in a variable interest entity (VIE) in which it has a controlling financial interest. A controlling financial interest will have both of the following characteristics: the power to direct the activities of a VIE that most significantly impact the VIE's economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. This topic requires an ongoing reassessment.  The equity method of accounting is applied to entities in which the Company is not the primary beneficiary as defined in the Consolidation Topic of the FASB ASC, or does not have effective control, but can exercise influence over the entity with respect to its operations and major decisions.

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

As further explained in Note 9, the Company owns 96% of the membership interests of VinREIT, LLC (VinREIT). There was no net income attributable to noncontrolling interest related to VinREIT for the years ended December 31, 2014 and 2013. Net income attributable to noncontrolling interest related to VinREIT was $108 thousand for the year ended December 31, 2012, representing the noncontrolling interest’s portion of the annual cash flow. Total noncontrolling interest in VinREIT included in the accompanying consolidated balance sheets was $377 thousand at both December 31, 2014 and 2013.

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
December 31, 2014, 2013 and 2012

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

If the acquisition is determined to be a business combination, the Company records the fair value of acquired tangible assets (consisting of land, building, tenant improvements, and furniture, fixtures and equipment) and identified intangible assets and liabilities (consisting of above and below market leases, in-place leases, tenant relationships and assumed financing that is determined to be above or below market terms) as well as any noncontrolling interest. In addition, acquisition-related costs in connection with business combinations are expensed as incurred. Costs related to such transactions, as well as costs associated with terminated transactions, are included in the accompanying Consolidated Statements of Income as transaction costs. Transaction costs expensed totaled $2.5 million, $2.0 million and $0.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

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
Management of the Company reviews the carrying value of intangible assets for impairment on an annual basis.
Intangible assets (included in Other Assets in the accompanying consolidated balance sheets) consist of the following at December 31 (in thousands):

	2014	2013
In-place leases, net of accumulated amortization of $12.1 million and $11.6 million, respectively	$6,951	$5,065
Above market lease, net of accumulated amortization of $0.2 million and $0.05 million, respectively	862	1,054
Goodwill	693	693
Total intangible assets, net	$8,506	$6,812
In-place leases, net at December 31, 2014 and 2013 of approximately $7.0 million and $5.1 million, respectively, relate to four entertainment retail centers in Ontario, Canada that were purchased on March 1, 2004, one entertainment retail center in Burbank, California that was purchased on March 31, 2005, three theatre properties that were purchased during 2013 and 11 theatre properties that were purchased in 2014. Above market lease, net at December 31, 2014 and 2013 relates to one theatre property that was purchased during 2013. Goodwill at December 31, 2014 and 2013 relates solely to the acquisition of New Roc that was acquired on October 27, 2003. Amortization expense related to in-place leases is computed using the straight-line method and was $1.4 million for both the years ended December 31, 2014 and 2013 and $1.2 million for the year ended December 31, 2012. The weighted average life for these in-place leases at December 31, 2014 is 8.3 years. Amortization expense related to the above market lease is computed using the straight-line method and was $192 thousand and $48 thousand for the years ended December 31, 2014 and 2013, respectively. There was no amortization expense related to above market leases for the year ended December 31, 2012. The weighted average life for the above market lease at December 31, 2014 is 4.5 years.
Future amortization of in-place leases, net and above market lease, net at December 31, 2014 is as follows (in thousands):

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

	In place leases	Above market lease
Year:
2015	$1,332	$192
2016	1,015	192
2017	883	192
2018	869	192
2019	630	94
Thereafter	2,222	—
Total	$6,951	$862

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

Revenue Recognition
Rents that are fixed and determinable are recognized on a straight-line basis over the minimum terms of the leases. Base rent escalation on leases that are dependent upon increases in the Consumer Price Index (CPI) is recognized when known. In addition, most of the Company's tenants are subject to additional rents if gross revenues of the properties exceed certain thresholds defined in the lease agreements (percentage rents). Percentage rents as well as participating interest for those mortgage agreements that contain similar such clauses are recognized at the time when specific triggering events occur as provided by the lease or mortgage agreements. Rental revenue included percentage rents of $2.0 million, $2.6 million and $1.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. Mortgage and other financing income included participating interest income of $2.2 million for the year ended December 31, 2014 and $0.9 million for both of the years ended December 31, 2013 and 2012. For the year ended December 31, 2014, mortgage and other financing income also included a $5.0 million prepayment fee related to mortgage notes that were paid either fully or partially in advance of their maturity dates. There were no prepayment fees included in mortgage and other financing income for the years ended December 31, 2013 and 2012. Lease termination fees are recognized when the related leases are canceled and the Company has no obligation to provide services to such former tenants. Termination fees of $123 thousand, $37 thousand and $105 thousand were recognized during the years ended December 31, 2014, 2013 and 2012, respectively.

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

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

Discontinued Operations
The Company evaluates each sale or disposal transaction to determine if it meets the criteria to qualify as discontinued operations. A discontinued operation is a component of an entity or group of components that have been disposed of or are classified as held for sale and represent a strategic shift that has or will have a major effect on the Company's operations and financial results, or an acquired business that is classified as held for sale on the acquisition date. If the sale or disposal transaction does not meet the criteria, the operations and related gain or loss on sale is included in income from continuing operations. The Company adopted the FASB issued Accounting Standards Update (ASU) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, during 2014 and applied the guidance prospectively.

Allowance for Doubtful Accounts
Accounts receivable is reduced by an allowance for amounts that may become uncollectible in the future. The Company’s accounts receivable balance is comprised primarily of rents and operating cost recoveries due from tenants as well as accrued rental rate increases to be received over the life of the existing leases. The Company regularly evaluates the adequacy of its allowance for doubtful accounts. The evaluation primarily consists of reviewing past due account balances and considering such factors as the credit quality of the Company’s tenants, historical trends of the tenant and/or other debtor, current economic conditions and changes in customer payment terms. Additionally, with respect to tenants in bankruptcy, the Company estimates the expected recovery through bankruptcy claims and increases the allowance for amounts deemed uncollectible. If the Company’s assumptions regarding the collectiblity of accounts receivable prove incorrect, the Company could experience write-offs of the accounts receivable or accrued straight-line rents receivable in excess of its allowance for doubtful accounts. The allowance for doubtful accounts was $1.6 million and $3.0 million at December 31, 2014 and 2013, respectively.

Mortgage Notes and Other Notes Receivable
Mortgage notes and other notes receivable, including related accrued interest receivable, consist of loans originated by the Company and the related accrued and unpaid interest income as of the balance sheet date. Mortgage notes and other notes receivable are initially recorded at the amount advanced to the borrower and the Company defers certain loan origination and commitment fees, net of certain origination costs, and amortizes them over the term of the related loan. Interest income on performing loans is accrued as earned. The Company evaluates the collectability of both interest and principal of each of its loans to determine whether it is impaired. A loan is considered to be impaired when, based on current information and events, the Company determines that it is probable that it will be unable to collect all amounts due according to the existing contractual terms. An insignificant delay or shortfall in amounts of payments does not necessarily result in the loan being identified as impaired. When a loan is considered to be impaired, the amount of loss, if any, is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the loan’s effective interest rate or to the fair value of the Company’s interest in the underlying collateral, less costs to sell, if the loan is collateral dependent. For impaired loans, interest income is recognized on a cash basis, unless the Company determines based on the loan to estimated fair value ratio the loan should be on the cost recovery method, and any cash payments received would then be reflected as a reduction of principal. Interest income recognition is recommenced if and when the impaired loan becomes contractually current and performance is demonstrated to be resumed. During the year ended December 31, 2012, the Company wrote off $8.1 million of previously impaired and fully reserved notes receivable due from a former vineyard and winery tenant. During the year ended December 31, 2013, the Company received partial payment of $1.0 million on a note receivable that was previously impaired and accordingly the allowance for loan losses of $0.1 million was written off. The Company had one note receivable totaling $3.8 million (including $0.1 million in accrued interest) at December 31, 2014 that was impaired due to the inability of the borrower to meet its contractual obligations. Interest income of $84 thousand was recognized on this note for the year ended December 31, 2014 and related to the period before the note was impaired. Management of the Company evaluated the fair value of the underlying collateral of the note and concluded that a loan loss reserve for its full value of $3.8 million was necessary at December 31, 2014.

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

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

The Company owns certain real estate assets which are subject to income tax in Canada.  Prior to December 31, 2013, a full valuation allowance had been recorded on the net Canadian deferred tax assets as there was no assurance that the Canadian operations would generate taxable income in the future. Due to tax law changes occurring in the fourth quarter of 2013 related primarily to limitations on the deductibility of intercompany interest expense, the Company's Canadian operations generated taxable income during the year ended December 31, 2014 and the Company expects to continue to generate taxable income from its Canadian operations going forward. For the year ended December 31, 2013, the Company reassessed the need for a valuation allowance, and reversed its valuation allowance associated with the net Canadian deferred tax assets and recorded an income tax benefit of $14.8 million. At December 31, 2014, the net Canadian deferred tax assets totaled $11.9 million and the temporary differences between income for financial reporting purposes and taxable income for the Canadian operations relate primarily to depreciation and straight line rents.

The Company has certain taxable REIT subsidiaries, as permitted under the Code, through which it conducts certain business activities and are subject to federal and state income taxes on their net taxable income.   One of the taxable REIT subsidiaries holds four unconsolidated joint ventures located in China.  The Company records these investments using the equity method; therefore the income reported by the Company is net of income tax paid to the Chinese authorities.  In addition, the company is liable for withholding taxes associated with the current and future repatriation of earnings of the China joint ventures. At December 31, 2014, the amount of this future liability was approximately $127 thousand and represented withholding taxes on 2014 earnings. Additionally, the Company paid $81 thousand in withholding taxes during the year ended December 31, 2014 that related to 2013 earnings repatriated during 2014. In addition to historical net operating loss carryovers, temporary differences between income for financial reporting purposes and taxable income for the taxable REIT subsidiaries relate primarily to timing differences from when the foreign income is recognized.

As of December 31, 2014 and 2013, respectively, the Canadian operations and the taxable REIT subsidiaries had deferred tax assets totaling approximately $18.7 million and $22.7 million and deferred tax liabilities totaling approximately $4.4 million and $4.7 million.  As there is no assurance that the taxable REIT subsidiaries will generate taxable income in the future beyond the reversal of temporary taxable differences, the deferred tax assets and liabilities have been offset by a valuation allowance at December 31, 2014 and 2013. As outlined above, in 2013, the Company reversed its historical valuation allowance associated with the net Canadian deferred tax asset. The Company’s consolidated deferred tax position is summarized as follows:

	2014	2013
Fixed assets	$15,720	$18,219
Net operating losses	2,880	3,741
Other	90	728
Less Valuation allowance	(2,391)	(3,164)
Total deferred tax assets	$16,299	$19,524

Straight line receivable	$(3,594)	$(4,158)
Other	(850)	(578)
Total deferred tax liabilities	$(4,444)	$(4,736)

Net deferred tax asset	$11,855	$14,788

Deferred tax assets for which no valuation allowance has been established could be recognized for financial reporting purposes in future periods if the taxable REIT subsidiaries generate sufficient taxable income.

Additionally, during the years ended December 31, 2014 and 2013, the Company recognized current income and withholding tax expense of $2.1 million and $522 thousand, respectively, primarily related to certain state income taxes.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

The table below details the current and deferred income tax benefit (expense) for the years ended December 31, 2014 and 2013 (in thousands):

	2014	2013
Current state income tax expense and other	$(579)	$(522)
Current foreign income tax	(493)	—
Current foreign withholding tax	(1,040)	—
Deferred foreign withholding tax	(320)	(89)
Deferred income tax benefit (expense)	(1,796)	14,787
Income tax benefit (expense)	$(4,228)	$14,176

Tax expense incurred in 2012 was insignificant.

The Company's effective tax rate for the years ended December 31, 2014 and 2013 was 2.3% and (8.8)%, respectively. The differences between the income tax benefit (expense) calculated at the statutory U.S. federal income tax rates of 35% and the actual income tax benefit (expense) recorded for continuing operations is mostly attributable to the dividends paid deduction available for REITs.

Furthermore, the Company qualified as a REIT and distributed the necessary amount of taxable income such that no current U.S. federal income taxes were due for the years ended December 31, 2014, 2013 and 2012. Accordingly, no provision for current U.S. federal income taxes was recorded for any of those years.  If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain provisions, it will be subject to federal and state income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company is subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed taxable income.  Tax years 2011 through 2014 remain generally open to examination for U.S. federal income tax and state tax purposes and from 2010 through 2014 for Canadian income tax purposes.

In 2013, the Canada Revenue Agency (CRA) commenced an examination of the Company's taxable subsidiary that files returns in Canada for tax years 2010 and 2011. Based on interactions with the taxing authority in the first quarter of 2015, the Company is reevaluating its measurement of uncertain tax positions and currently estimates that a liability in the range of $6.0 million to $12.0 million will likely be reflected in the first quarter of 2015. Of this amount, it is anticipated that $1.0 million to $2.0 million would be paid currently and $5.0 million to $10.0 million would be reflected as an adjustment to deferred tax assets at the completion of the examination. Based on the Company's current knowledge of the examination, management does not anticipate any additional significant increase in uncertain tax positions during the next twelve months. The tax years prior to 2010 for this subsidiary are no longer subject to examination.
The Company’s policy is to recognize interest and penalties as general and administrative expense.  In 2014 and 2013, the Company did not recognize any expense related to interest and penalties. The Company did not have any accrued interest and penalties at December 31, 2014 or December 31, 2013.

Concentrations of Risk
American Multi-Cinema, Inc. (AMC) was the lessee of a substantial portion (26%) of the megaplex theatre rental properties held by the Company at December 31, 2014 as a result of a series of sale leaseback transactions pertaining to AMC megaplex theatres. A substantial portion of the Company’s total revenues (approximately $87.4 million or 23%, $85.1 million or 25% and $95.1 million or 30%, for the years ended December 31, 2014, 2013 and 2012, respectively) result from the revenue from AMC under the leases, or from its parent, AMC Entertainment, Inc. (AMCE), as the guarantor of AMC’s obligations under the leases. AMCE is wholly owned by AMC Entertainment Holdings, Inc. (AMCEH). AMCEH is a publicly held company (NYSE: AMC) and its consolidated financial information is publicly available as www.sec.gov.

For the years ended December 31, 2014, 2013 and 2012, approximately $40.2 million or 10%, and $42.3 million or 12%, and $42.8 million or 13%, respectively, of total revenue was derived from the Company's four entertainment

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

retail centers in Ontario, Canada. The Company's wholly owned subsidiaries that hold the four Canadian entertainment retail centers represent approximately $211.4 million or 11% and $227.2 million or 13%, respectively, of the Company's net assets as of December 31, 2014 and 2013.

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

Share based compensation expense consists of share option expense, amortization of nonvested share grants, and amortization of share units issued to non-employee Trustees for payment of their annual retainers. Share based compensation is included in general and administrative expense in the accompanying consolidated statements of income, and totaled $8.9 million, $6.5 million and $5.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Share Options
Share options are granted to employees pursuant to the Long-Term Incentive Plan. The fair value of share options granted is estimated at the date of grant using the Black-Scholes option pricing model. Share options granted to employees vest over a period of four years and share option expense for these options is recognized on a straight-line basis over the vesting period. Total expense recognized related to share options was $1.4 million, $856 thousand and $937 thousand for the years ended December 31, 2014, 2013 and 2012, respectively.

Nonvested Shares Issued to Employees
The Company grants nonvested shares to employees pursuant to both the Annual Incentive Program and the Long-Term Incentive Plan. The Company amortizes the expense related to the nonvested shares awarded to employees under the Long-Term Incentive Plan and the premium awarded under the nonvested share alternative of the Annual Incentive Program on a straight-line basis over the future vesting period (three to four years). Total expense recognized related to all nonvested shares was $6.5 million, $4.8 million and $4.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Restricted Share Units Issued to Non-Employee Trustees
The Company issues restricted share units to non-employee Trustees for payment of their annual retainers. The fair value of the share units granted was based on the share price at the date of grant. The share units vest upon the earlier of the day preceding the next annual meeting of shareholders or a change of control. The settlement date for the shares is selected by the non-employee Trustee, and ranges from one year from the grant date to upon termination of service. This expense was amortized by the Company on a straight-line basis over the year of service by the non-employee Trustees. Total expense recognized related to shares issued to non-employee Trustees was $1.1 million, $828 thousand and $494 thousand for the years ended December 31, 2014, 2013 and 2012, respectively.

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
December 31, 2014, 2013 and 2012

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

3. Rental Properties
The following table summarizes the carrying amounts of rental properties as of December 31, 2014 and 2013 (in thousands):

	2014	2013
Buildings and improvements	$2,273,430	$1,937,661
Furniture, fixtures & equipment	25,922	26,676
Land	617,842	549,457
	2,917,194	2,513,794
Accumulated depreciation	(465,660)	(409,643)
Total	$2,451,534	$2,104,151
Depreciation expense on rental properties was $63.0 million, $50.7 million and $43.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

On April 21, 2014, the Company acquired 100% of an entity that owns 11 theatre properties in seven states for a total purchase price of approximately $117.7 million. As a part of this transaction, the Company assumed a mortgage loan of $90.3 million, which was booked at fair value on the date of the acquisition and a note payable of $1.9 million, for which the carrying value approximated market value on the date of acquisition. See Note 10 for further details regarding these loans. The theatre properties are leased on a triple net basis under a master lease agreement to a subsidiary of Regal Cinemas, Inc. with the tenant responsible for all taxes, costs and expenses arising from the use or operation of the properties. The remaining initial lease term is approximately 13 years. On the acquisition date, the Company recorded the following in the consolidated balance sheet: $123.7 million to rental properties, $3.3 million to other assets (for in-place leases) and $101.5 million to debt. Proforma financial information for this acquisition has been omitted as the effects of the acquisition are not material to the consolidated financial statements. Acquisition related costs in connection with this acquisition of $0.5 million were expensed as incurred during the year ended December 31, 2014.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

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

During the year ended December 31, 2014, the Company sold one winery located in Washington and one vineyard located in California. The total net proceeds for these sales were $8.0 million and the Company recognized a gain of $0.9 million. Additionally, during the year ended December 31, 2014, the Company sold three land parcels for net proceeds of $4.1 million and the Company recognized a gain of $0.3 million. The results of operations of these properties have not been classified within discontinued operations.

4. Impairment Charges

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

5. Accounts Receivable, Net
The following table summarizes the carrying amounts of accounts receivable, net as of December 31, 2014 and 2013 (in thousands):

	2014	2013
Receivable from tenants	$6,705	$10,759
Receivable from non-tenants	602	275
Receivable from Canada Revenue Agency	—	839
Straight-line rent receivable	41,529	33,654
Allowance for doubtful accounts	(1,554)	(2,989)
Total	$47,282	$42,538

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

6. Investment in Mortgage Notes

Investment in mortgage notes, including related accrued interest receivable, at December 31, 2014 and 2013 consists of the following (in thousands):

		2014	2013
(1)	Mortgage note, 10.00%, paid in full December 2, 2014	$—	$42,907
(2)	Mortgage note, 10.27%, paid in full December 2, 2014	—	10,972
(3)	Mortgage note, 9.00%, due March 16, 2015	1,164	—
(4)	Mortgage note and related accrued interest receivable, 9.00%, due November 30, 2015	1,149	—
(5)	Mortgage note receivable and related accrued interest receivable, 5.50%, due November 1, 2016	2,500	2,511
(6)	Mortgage note and related accrued interest receivable, 10.00%, due November 1, 2017	2,521	2,521
(7)	Mortgage notes and related accrued interest receviable, 7.00% and 10.00%, due May 1, 2019	191,116	183,465
(8)	Mortgage note, 10.00%, due November 1, 2020	70,114	1,112
(9)	Mortgage note and related accrued interest receivable, 10.65%, due June 28, 2032	36,032	36,032
(10)	Mortgage note and related accrued interest receivable, 9.50%, due September 1, 2032	19,795	19,659
(11)	Mortgage note and related accrued interest receivable, 10.25%, due October 31, 2032	22,188	22,188
(12)	Mortgage note and related accrued interest receivable, 9.00%, due December 31, 2032	5,598	5,717
(13)	Mortgage note and related accrued interest receivable, 9.50%, due January 31, 2033	12,082	6,872
(14)	Mortgage notes and related accrued interest receivable, 9.50%, due April 30, 2033	28,788	20,802
(15)	Mortgage note and related accrued interest receivable, 10.25%, due June 30, 2033	3,471	3,455
(16)	Mortgage note, 11.31%, due July 1, 2033	13,005	13,086
(17)	Mortgage note, 8.50%, due June 30, 2034	4,870	—
(18)	Mortgage note and related accrued interest receivable, 10.93%, due December 1, 2034	51,450	63,500
(19)	Mortgage notes, 10.13%, due December 1, 2034	37,562	47,029
(20)	Mortgage notes, 10.40%, due December 1, 2034	4,550	4,509
	Total mortgage notes and related accrued interest receivable	$507,955	$486,337

(1) The Company's first mortgage loan agreement with Peak Resorts, Inc. (Peak) that was secured by development land was paid in full on December 2, 2014. In connection with the full payoff of this note and the full or partial payoff of notes referenced below in (2), (18) and (19), the Company received a $5.0 million prepayment fee which is included in mortgage and other financing income in the accompanying consolidated statements of income for the year ended December 31, 2014.

(2) The Company's first mortgage loan agreement with SNH Development, Inc. that was secured by a ski metro ski park located in Bennington, New Hampshire and guaranteed by Peak was paid in full on December 2, 2014. In connection with this note payoff, the Company received a fee as discussed in (1) above and $16 thousand of prepaid

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

mortgage fees were written off which are included in costs associated with loan refinancing in the accompanying consolidated statements of income.

(3) The Company's first mortgage loan agreement with American Charter Development is secured by approximately 56 acres of land located in Arizona City, Arizona. The note requires accrued interest and principal to be paid at maturity.

(4) The Company's first mortgage loan agreement with HighMark Land, LLC is secured by approximately 20 acres of land located in Lincoln, California. The note requires accrued interest and principal to be paid at maturity.

(5) The Company's mortgage loan agreement with Alko Ranch, LLC is secured by approximately 159 acres of land and a winery facility. The note requires monthly interest payments.

(6) The Company's mortgage loan agreement with Carneros Vintners, Inc. is secured by approximately 20 acres of land and a custom crush facility. The note requires monthly interest payments and two principal payments of $750 thousand each during the note term with a final principal payment of $1.0 million due at maturity. Pursuant to the mortgage note, a $10.0 million first mortgage ranks superior to the Company's collateral position.

(7) The Company’s mortgage loan agreements with SVVI, LLC (SVVI) are secured by one water-park and adjacent land in Kansas City, Kansas as well as two other water-parks located in New Braunfels and South Padre Island, Texas. The mortgage notes have cross-default and cross-collateral provisions. Pursuant to the mortgage on the Texas properties, only a seasonal line of credit secured by the Texas parks totaling not more than $7.0 million at any time ranks superior to the Company’s collateral position. The note requires monthly interest payments and SVVI is required to fund a debt service reserve for off-season interest payments (those due from September to May). The reserve is to be funded by equal monthly installments during the months of June, July and August. Monthly interest payments are transferred to the Company from this debt service reserve. The mortgage loan agreements also contain certain participating interest and note pay-down provisions. During the years ended December 31, 2014, 2013 and 2012, the Company recognized $1.4 million, $923 thousand and $862 thousand of participating interest income, respectively. SVV I, LLC is a VIE, but it was determined that the Company was not the primary beneficiary of this VIE. The Company’s maximum exposure to loss associated with SVVI, LLC is limited to the Company’s outstanding mortgage note and related accrued interest receivable.

(8) The Company's first mortgage loan agreement with CBK Lodge, LP and CBH20, LP is secured by development land and improvements adjacent to the Company's Camelback Mountain Resort. When complete, the project is expected to include a 453 room Wilderness Lodge hotel, with an attached 125,000 square foot indoor waterpark, to be located at the base of the mountain. Upon completion of this indoor waterpark hotel, it is expected that this investment will be incorporated into the triple net lease of the Camelback Mountain Resort, with an initial term of 20 years from the completion date.

(9) The Company's first mortgage loan agreement with Montparnasse 56 USA is secured by the observation deck of the John Hancock building in Chicago, Illinois. This note requires monthly interest payments.

(10) The Company's first mortgage loan agreement with Basis Schools, Inc. is secured by a public charter school and the underlying land located in Washington D.C. The note bears interest beginning at 9.0% with increases of 0.5% every four years and requires monthly interest payments. The note has an effective interest rate of approximately 9.3%, which is net of a 2% servicer fee to HighMark School Development (HighMark).

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

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

(12) The Company's first mortgage loan agreement with LBE Investments, Ltd. is secured by a charter school property located in Queen Creek, Arizona. The note is fully amortizing and requires monthly principal and interest payments of $52 thousand.

(13) The Company's first mortgage loan agreement with Beloved Community Charter School, Inc. is secured by a charter school property located in Jersey City, New Jersey. The note bears interest beginning at 9.50% with increases of 0.50% every five years and requires monthly interest payments. The note has an effective interest rate of approximately 9.50%, which is net of a 2% servicer fee to HighMark.

(14) The Company's first mortgage loan agreements with LBE Investments, Ltd. are secured by three charter school properties located in Gilbert and Queen Creek, Arizona. The notes bear interest beginning at 9.50% with increases of 0.50% every five years. The notes are fully amortizing and require monthly payments of principal and interest. The notes have an effective interest rate of approximately 9.50%, which is net of a 2% servicer fee to HighMark.

(15) The Company's first mortgage loan agreement with UME Preparatory Academy is secured by approximately 28 acres of land and a public charter school property located in Dallas, Texas. The note bears interest beginning at 10.25% with increases of 0.50% every five years and requires monthly interest payments. The note has an effective interest rate of approximately 9.90%, which is net of a 2% servicer fee to HighMark.

(16) The Company's first mortgage loan agreement with Topgolf USA Austin is secured by a recreation facility located in Austin, Texas. The note is fully amortizing and requires monthly principal and interest payments of $141 thousand.

(17) The Company's first mortgage loan agreement with 169 Jenks is secured by a public charter school property located in St. Paul, Minnesota. The note bears interest beginning at 8.50% which increases annually based on a formula of the rate multiplied by 1.025%. The note requires monthly interest payments.

(18) On December 2, 2014, the mortgage loan agreement that was secured by Mount Attitash located in Barlett, New Hampshire was paid in full. In connection with this note payoff, the Company received a fee as discussed in (1) above.
The Company's remaining first mortgage loan agreement with Peak is secured by one metro ski park located in Vermont. Mount Snow is approximately 588 acres and is located in both West Dover and Wilmington, Vermont. On December 2, 2014, this note was amended and restated to extend the maturity date to December 1, 2034. The note requires monthly interest payments and Peak is required to fund a debt service reserve for off-season interest payments (those due from April to December).  The reserve is to be funded by equal monthly installments during the months of January, February and March. Monthly interest payments are transferred to the Company from this debt service reserve. Annually, this interest rate increases based on a formula dependent in part on increases in the CPI.

(19) On December 2, 2014, a portion of these mortgage notes that were secured by three metro ski parks located in Missouri and Indiana was paid off. In connection with this note payoff, the Company received a fee as discussed in (1) above and $285 thousand of prepaid mortgage fees were written off which are included in costs associated with loan refinancing in the accompanying consolidated statements of income. The Company's remaining first mortgage loan agreements with Peak are secured by four metro ski parks located in Ohio and Pennsylvania with a total of approximately 510 acres. On December 2, 2014, these notes were amended and restated to extend the maturity date to December 1, 2034. The notes requires monthly interest payments and Peak is required to fund a debt service reserve for off-season interest payments (those due from April to December). The reserve is to be funded by equal monthly installments during the months of January, February and March. Monthly interest payments are transferred to the Company from this debt service reserve. Annually, this interest rate increases based on a formula dependent in part on increases in the CPI.

(20) The Company's first mortgage loan agreement with Peak is secured by a metro ski park located in Chesterland, Ohio with approximately 135 acres. On December 2, 2014, this note was amended and restated to extend the maturity date to December 1, 2034. The note requires monthly interest payments and Peak is required to fund a debt service reserve for off-season interest payments (those due from April to December). The reserve is to be funded by equal monthly installments during the months of January, February and March. Monthly interest payments are transferred to

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

the Company from this debt service reserve. Annually, this interest rate increases based on a formula dependent in part on increases in the CPI.

Principal payments and related accrued interest due on mortgage notes receivable subsequent to December 31, 2014 are as follows (in thousands):

Amount
Year:
2015	$6,305
2016	3,933
2017	1,754
2018	837
2019	190,642
Thereafter	304,484
Total	$507,955

7. Investment in a Direct Financing Lease

The Company’s investment in a direct financing lease relates to the Company’s master lease of 23 public charter school properties as of December 31, 2014 and 27 public charter school properties as of December 31, 2013, with affiliates of Imagine Schools, Inc. (Imagine). Investment in a direct financing lease, net represents estimated unguaranteed residual values of leased assets and net unpaid rentals, less related deferred income. The following table summarizes the carrying amounts of investment in a direct financing lease, net as of December 31, 2014 and 2013 (in thousands):

	2014	2013
Total minimum lease payments receivable	$487,275	$633,384
Estimated unguaranteed residual value of leased assets	172,880	215,207
Less deferred income (1)	(460,823)	(606,379)
Investment in a direct financing lease, net	$199,332	$242,212

(1) Deferred income is net of $1.5 million and $1.7 million of initial direct costs at December 31, 2014 and 2013, respectively.

Additionally, the Company has determined that no allowance for losses was necessary at December 31, 2014 and 2013.

On July 13, 2012, per the terms of the master lease of public charter schools with Imagine, the Company exchanged two Kansas City, Missouri schools for one located in Pittsburgh, Pennsylvania and another in Land O' Lakes, Florida. There was no impact on the Company's investment in direct financing lease as a result of this exchange. Additionally, on August 15, 2012, the Company completed the sale of a public charter school property for 4.5 million that was leased to Imagine. There was no gain or loss recognized on this sale.

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

On April 2, 2014, the Company completed the sale of four public charter school properties located in Florida and previously leased to Imagine for net proceeds of $46.1 million. Accordingly, the Company reduced its investment in a direct financing lease, net, by $45.9 million which included $41.5 million in original acquisition cost. A gain of $0.2 million was recognized during the year ended December 31, 2014.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

The Company’s direct financing lease has expiration dates ranging from approximately 17 to 20 years. Future minimum rentals receivable on this direct financing lease at December 31, 2014 are as follows (in thousands):

Amount
Year:
2015	$20,433
2016	21,046
2017	21,678
2018	22,328
2019	22,998
Thereafter	378,792
Total	$487,275

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

The Company recognized income of $505 thousand and $536 thousand during 2013 and 2012, respectively, from its equity investments in the Atlantic-EPR I and Atlantic-EPR II joint ventures. The Company also received distributions from Atlantic-EPR I and Atlantic-EPR II of $646 thousand and $1.0 million during 2013 and 2012, respectively. Condensed consolidated financial information for Atlantic-EPR I and Atlantic-EPR II is as follows as of and for the period ended October 8, 2013 and the year ended December 31, 2012 (in thousands):

	2013	2012
Rental properties, net	$44,644	$45,496
Cash	512	278
Atlantic-EPR II mortgage note payable to EPR (1)	11,796	—
Mortgage note payable (2)	—	11,827
Atlantic-EPR I mortgage note payable to EPR (1)	21,293	17,979
Partners’ equity	18,372	18,675
Rental revenue	4,373	5,604
Net income	1,430	1,842
(1) Atlantic-EPR I and Atlantic-EPR II mortgage notes payable to the Company were settled with the Company's acquisition of Atlantic's interests in each of these joint ventures on October 8, 2013.
(2) Atlantic-EPR II mortgage note payable to the Company was paid in full on September 1, 2013.

In addition, as of December 31, 2014 and 2013 the Company had invested $5.7 million and $5.3 million, respectively, in unconsolidated joint ventures for three theatre projects located in China. The Company recognized income of $1.3 million, $893 thousand and $489 thousand from its investment in these joint ventures for the years ended December 31, 2014, 2013 and 2012, respectively. The Company also received distributions from these joint ventures of $810 thousand and $339 thousand during 2014 and 2013, respectively. The Company did not receive any distributions during 2012.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

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

As detailed in the operating agreement, GWP is entitled to receive a 1% origination fee on winery and vineyard investments and 4% of the annual cash flow of VinREIT after a charge for debt service. GWP may receive additional amounts upon certain events and after certain hurdle rates of return are achieved by us.  There was no net income attributable to noncontrolling interest related to VinREIT for the years ended December 31, 2014 and 2013. Net income attributable to noncontrolling interest related to VinREIT was $108 thousand for the year ended December 31, 2012 representing GWP’s portion of the annual cash flow. The Company’s consolidated statements of income include net income related to VinREIT of $1.7 million and $6.2 million for the years ended December 31, 2014 and 2013, respectively and a net loss related to VinREIT of $21.2 million for the year ended December 31, 2012. The Company received operating distributions from VinREIT of $1.3 million, $3.5 million and $11.3 million during 2014, 2013 and 2012, respectively. In addition, during 2014, 2013 and 2012, respectively, the Company received distributions of $7.1 million, $45.4 million and $40.6 million related to property sales. During 2014, 2013 and 2012, there were no contributions related to financing activities.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

10. Debt

Debt at December 31, 2014 and 2013 consists of the following (in thousands):

		2014	2013
(1)	Mortgage note payable, 5.56%, due June 5, 2015	$30,508	$31,235
(2)	Mortgage note payable, 5.39%, due November 1, 2015	4,960	5,274
(3)	Mortgage notes payable, 5.77%, due November 6, 2015	62,842	65,070
(4)	Mortgage notes payable, 5.84%, due March 6, 2016	35,515	36,724
(5)	Note payable, 2.50%, due April 21, 2016	1,850	—
(6)	Mortgage notes payable, 6.37%, due June 1, 2016	25,607	26,406
(7)	Mortgage notes payable, 6.10%, due October 1, 2016	23,000	23,719
(8)	Mortgage notes payable, 6.02%, due October 6, 2016	17,319	17,866
(9)	Mortgage note payable, 6.06%, due March 1, 2017	9,693	9,986
(10)	Mortgage note payable, 6.07%, due April 6, 2017	9,985	10,284
(11)	Mortgage notes payable, 5.73%-5.95%, due May 1, 2017	32,662	33,660
(12)	Mortgage notes payable, 4.00%, due July 6, 2017	97,248	—
(13)	Mortgage note payable, 5.29%, due July 8, 2017	3,604	3,746
(14)	Unsecured revolving variable rate credit facility, LIBOR + 1.40%, due July 23, 2017	62,000	—
(15)	Mortgage notes payable, 5.86% due August 1, 2017	23,681	24,387
(16)	Mortgage note payable, 6.19%, due February 1, 2018	13,849	14,486
(17)	Mortgage note payable, 7.37%, due July 15, 2018	6,205	7,498
(18)	Unsecured term loan payable, LIBOR + 1.60%, $240,000 fixed through interest rate swaps at 2.51% through January 5, 2016 and 2.38% from January 5, 2016 to July 5, 2017, due July 23, 2018	285,000	265,000
(19)	Senior unsecured notes payable, 7.75%, due July 15, 2020	250,000	250,000
(20)	Senior unsecured notes payable, 5.75%, due August 15, 2022	350,000	350,000
(21)	Senior unsecured notes payable, 5.25%, due July 15, 2023	275,000	275,000
(22)	Bonds payable, variable rate, due October 1, 2037	24,995	24,995
	Total	$1,645,523	$1,475,336

(1) The Company’s mortgage note payable is secured by one entertainment retail center, which had a net book value of approximately $48.6 million at December 31, 2014. The note had an initial balance of $36.0 million and the monthly payments are based on a 30 year amortization schedule. The note requires monthly principal and interest payments of approximately $206 thousand with a final principal payment at maturity of approximately $30.1 million.

(2) On September 25, 2013, the Company assumed a mortgage note payable of $5.4 million in conjunction with the acquisition of a theatre property, which had a net book value of $10.9 million at December 31, 2014 . The note requires monthly principal and interest payments of approximately $50 thousand with a final principal payment at maturity of $4.7 million. Upon acquisition, the carrying value of the note approximated fair value.

(3) The Company’s mortgage notes payable are secured by six theatre properties, which had a net book value of approximately $74.5 million at December 31, 2014. The notes had initial balances totaling $79.0 million and the monthly payments are based on a 25 year amortization schedule. The notes require monthly principal and interest payments totaling approximately $498 thousand with a final principal payment at maturity totaling approximately $60.7 million.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

(4) The Company’s mortgage notes payable are secured by two theatre properties, which had a net book value of approximately $31.4 million at December 31, 2014. The notes had initial balances totaling $44.0 million and the monthly payments are based on a 25 year amortization schedule. The notes require monthly principal and interest payments totaling approximately $279 thousand with a final principal payment at maturity totaling approximately $33.9 million.

(5) On April 21, 2014, the Company assumed a note payable in conjunction with the acquisition of 11 theatre properties. The carrying value of the note approximated fair value on the date of acquisition. The note requires quarterly interest payments of approximately $12 thousand with principal payment due at maturity.

(6) The Company’s mortgage notes payable are secured by two theatre properties, which had a net book value of approximately $31.1 million at December 31, 2014. The notes had initial balances totaling $31.0 million and the monthly payments are based on a 25 year amortization schedule. The notes require monthly principal and interest payments totaling approximately $207 thousand with a final principal payment at maturity totaling approximately $24.4 million.

(7) The Company’s mortgage notes payable are secured by four theatre properties, which had a net book value of approximately $26.2 million at December 31, 2014. The notes had initial balances totaling $27.8 million and the monthly payments are based on a 25 year amortization schedule. The notes require monthly principal and interest payments totaling approximately $180 thousand with a final principal payment at maturity totaling approximately $21.6 million.

(8) The Company’s mortgage notes payable are secured by three theatre properties, which had a net book value of approximately $18.8 million at December 31, 2014. The notes had initial balances totaling $20.9 million and the monthly payments are based on a 25 year amortization schedule. The notes require monthly principal and interest payments totaling approximately $135 thousand with a final principal payment at maturity totaling approximately $16.2 million.

(9) The Company’s mortgage note payable is secured by one theatre property, which had a net book value of approximately $9.2 million at December 31, 2014. The note had an initial balance of $11.6 million and the monthly payments are based on a 25 year amortization schedule. The note requires monthly principal and interest payments of approximately $75 thousand with a final principal payment at maturity of approximately $9.0 million.

(10) The Company’s mortgage note payable is secured by one theatre property, which had a net book value of approximately $8.6 million at December 31, 2014. The note had an initial balance of $11.9 million and the monthly payments are based on a 30 year amortization schedule. The note requires monthly principal and interest payments of approximately $77 thousand with a final principal payment at maturity of approximately $9.2 million.

(11) The Company’s mortgage notes payable are secured by four theatre properties, which had a net book value of approximately $29.9 million at December 31, 2014. The notes had initial balances totaling $38.9 million and the monthly payments are based on a 25 year amortization schedule. The notes require monthly principal and interest payments totaling approximately $247 thousand with a final principal payment at maturity totaling approximately $30.0 million. The weighted average interest rate on these notes is 5.85%.

(12) On April 21, 2014, the Company assumed a mortgage note payable of $90.3 million in conjunction with the acquisition of 11 theatre properties. The mortgage note was recorded at fair value upon acquisition which was estimated to be $99.6 million. The fair value of this mortgage note was determined by discounting the future cash flows of the mortgage note using an estimated current market rate of 4.00%. The mortgage note is secured by 11 theatre properties, which had a net book value of approximately $121.8 million at December 31, 2014. The monthly payments are based on a 10 year amortization schedule and the mortgage note requires monthly principal and interest payments of approximately $635 thousand with a final principal payment at maturity of approximately $85.1 million.

(13) On March 3, 2011, the Company assumed a mortgage note payable of $3.8 million in conjunction with the acquisition of a theatre property. The note was recorded at fair value upon acquisition which was estimated to be $4.1 million. The fair value of the note was determined by discounting the future cash flows of the note using an estimated current market rate of 5.29%. The note is secured by one theatre property, which had a net book value of approximately $8.3 million at December 31, 2014. The monthly payments are based on a 25 year amortization schedule and the note

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

requires monthly principal and interest payments of approximately $28 thousand with a final principal payment at maturity of approximately $3.2 million.

(14) The Company's unsecured revolving credit facility (the facility) bears interest at LIBOR plus 1.40%, which was 1.56% on December 31, 2014. Interest is payable monthly. On March 26, 2014, the Company increased the size of this facility from $475.0 million to $535.0 million. The facility contains an accordion feature such that the maximum borrowing amount available under the facility can be increased to $600.0 million. As of December 31, 2014, the Company had $62.0 million outstanding under the facility and the total availability under the revolving credit facility was $473.0 million.

(15) The Company’s mortgage notes payable due August 1, 2017 are secured by two theatre properties, which had a net book value of approximately $26.2 million at December 31, 2014. The notes had initial balances totaling $28.0 million and the monthly payments are based on a 25 year amortization schedule. The notes require monthly principal and interest payments totaling approximately $178 thousand with a final principal payment at maturity totaling approximately $21.7 million.

(16) The Company’s mortgage note payable due February 1, 2018 is secured by one theatre property which had a net book value of approximately $19.6 million at December 31, 2014. The mortgage loan had an initial balance of $17.5 million and the monthly payments are based on a 20 year amortization schedule. The note requires monthly principal and interest payments of approximately $127 thousand with a final principal payment at maturity of approximately $11.6 million.

(17) The Company’s mortgage note payable due July 15, 2018 is secured by one theatre property, which had a net book value of approximately $17.5 million at December 31, 2014. The note had an initial balance of $18.9 million and the monthly payments are based on a 20 year amortization schedule. The notes require monthly principal and interest payments of approximately $151 thousand with a final principal payment at maturity of approximately $843 thousand.

(18) The Company's unsecured term loan payable bears interest at LIBOR plus 1.60%, which was 1.77% on December 31, 2014. Interest is payable monthly. On March 26, 2014, the Company increased the size of this facility from $265.0 million to $275.0 million. On September 19, 2014, the Company further increased the size of this facility to $285.0 million.

(19) On June 30, 2010, the Company issued $250.0 million in senior unsecured notes due on July 15, 2020. The notes bear interest at 7.75%. Interest is payable on July 15 and January 15 of each year beginning on January 15, 2011 until the stated maturity date of July 15, 2020. The notes were issued at 98.29% of their principal amount and are guaranteed by certain of the Company’s subsidiaries. The notes contain various covenants, including: (i) a limitation on incurrence of any debt that would cause the ratio of the Company’s debt to adjusted total assets to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause the ratio of the Company’s secured debt to adjusted total assets to exceed 40%; (iii) a limitation on incurrence of any debt which would cause the Company’s debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of total unencumbered assets not less than 150% of the Company’s outstanding unsecured debt.

(20) On August 8, 2012, the Company issued $350.0 million in senior unsecured notes due on August 15, 2022. The notes bear interest at 5.75%. Interest is payable on February 15 and August 15 of each year beginning on February 15, 2013 until the stated maturity date of August 15, 2022. The notes were issued at 99.998% of their principal amount and are guaranteed by certain of the Company’s subsidiaries. The notes contain various covenants, including: (i) a limitation on incurrence of any debt that would cause the ratio of the Company’s debt to adjusted total assets to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause the ratio of the Company’s secured debt to adjusted total assets to exceed 40%; (iii) a limitation on incurrence of any debt which would cause the Company’s debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of total unencumbered assets not less than 150% of the Company’s outstanding unsecured debt.

(21) On June 18, 2013, the Company issued $275.0 million in senior unsecured notes due on July 15, 2023. The notes bear interest at 5.25%. Interest is payable on January 15 and July 15 of each year beginning on January 15, 2014 until

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

the stated maturity date of July 15, 2023. The notes were issued at 99.546% of their principal amount and are guaranteed by certain of the Company’s subsidiaries. The notes contain various covenants, including: (i) a limitation on incurrence of any debt that would cause the ratio of the Company’s debt to adjusted total assets to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause the ratio of the Company’s secured debt to adjusted total assets to exceed 40%; (iii) a limitation on incurrence of any debt which would cause the Company’s debt service coverage ratio to be less than 1.5 times and (iv) the maintenance at all times of the Company's total unencumbered assets such that they are not less than 150% of the Company’s outstanding unsecured debt.

(22) The Company’s bonds payable due October 1, 2037 are secured by three theatres, which had a net book value of approximately $23.1 million at December 31, 2014, and bear interest at a variable rate which resets on a weekly basis and was 0.03% at December 31, 2014. The bonds requires monthly interest only payments with principal due at maturity.

Certain of the Company’s debt agreements contain customary restrictive covenants related to financial and operating performance as well as certain cross-default provisions. The Company was in compliance with all financial covenants at December 31, 2014.

Principal payments due on long-term debt obligations subsequent to December 31, 2014 (without consideration of any extensions) are as follows (in thousands):

Amount
Year:
2015	$110,081
2016	109,747
2017	227,319
2018	298,381
2019	—
Thereafter	899,995
Total	$1,645,523

The Company capitalizes a portion of interest costs as a component of property under development. The following is a summary of interest expense, net for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Interest on loans	$82,839	$78,292	$71,849
Amortization of deferred financing costs	4,248	4,041	4,218
Credit facility and letter of credit fees	1,735	1,510	1,515
Interest cost capitalized	(7,525)	(2,763)	(859)
Interest income	(27)	(53)	(79)
Less: interest income of discontinued operations	—	29	12
Interest expense, net	$81,270	$81,056	$76,656

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

Consolidated VIEs
As of December 31, 2014, the Company does not have any investments in consolidated VIEs.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

Unconsolidated VIE
At December 31, 2014, the Company’s recorded investment in SVVI, a VIE that is unconsolidated, was $191.1 million. The Company’s maximum exposure to loss associated with SVVI is limited to the Company’s outstanding mortgage note and related accrued interest receivable of $191.1 million. While this entity is a VIE, the Company has determined that the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance is not held by the Company. For further discussion of this mortgage note, see Note 6.

12. Derivative Instruments

All derivatives are recognized at fair value in the consolidated balance sheets within the line items "Other assets" and "Accounts payable and accrued liabilities" as applicable. The Company's derivatives are subject to a master netting arrangement and the Company has elected not to offset its derivative position for purposes of balance sheet presentation and disclosure. The Company had derivative liabilities of $5.1 million and $4.5 million recorded in “Accounts payable and accrued liabilities” and derivative assets of $14.8 million and $6.1 million recorded in “Other assets” in the consolidated balance sheet at December 31, 2014 and 2013, respectively. Had the Company elected to offset derivatives in the consolidated balance sheet pursuant to ASU 210-20-45, the Company would have had derivative assets of approximately $14.8 million and derivative assets of $6.1 million that would have been offset against the respective derivative liabilities of $5.1 million and liabilities of $4.5 million, resulting in a net derivative asset of $9.7 million and $1.6 million (with no derivative liability) at December 31, 2014 and 2013, respectively.  The Company has not posted or received collateral with its derivative counterparties as of December 31, 2014 and 2013. See Note 13 for disclosures relating to the fair value of the derivative instruments as of December 31, 2014 and 2013.

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

The effective portion of changes in the fair value of interest rate derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (AOCI) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years ending December 31, 2014, 2013 and 2012, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness on cash flow hedges was recognized during the years ending December 31, 2014, 2013 and 2012.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of December 31, 2014, the Company estimates that during the twelve months ending December 31, 2015, $1.4 million will be reclassified from AOCI to interest expense.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

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

At December 31, 2014, the Company’s cross-currency swaps had a fixed original notional value of $100.0 million CAD and $98.1 million U.S. The net effect of these swaps is to lock in an exchange rate of $1.05 CAD per U.S. dollar on approximately $13.5 million of annual CAD denominated cash flows on the properties through June 2018.

The effective portion of changes in the fair value of foreign currency derivatives designated and that qualify as cash flow hedges of foreign exchange risk is recorded in AOCI and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative, as well as amounts excluded from the assessment of hedge effectiveness, is recognized directly in earnings. No hedge ineffectiveness on foreign currency derivatives has been recognized for the years ended December 31, 2014, 2013 and 2012. As of December 31, 2014, the Company estimates that during the twelve months ending December 31, 2015, $1.3 million will be reclassified from AOCI to other expense.

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

During the year ended December 31, 2014, the Company received 5.7 million of cash in connection with the settlement of a CAD to U.S. dollar currency forward agreement which was designated as a net investment hedge. The cash receipt has been reported as part of investing activity in the accompanying consolidated statement of cash flows. The corresponding change in value of the forward contract for the period from inception to the settlement date of 5.7 million is reported in AOCI as part of the cumulative translation adjustment. The 5.7 million gain will remain in AOCI and will be reclassified into earnings upon a sale or complete or substantially complete liquidation of the Company’s investment in its four Canadian properties.

For foreign currency derivatives designated as net investment hedges, the effective portion of changes in the fair value of the derivatives are reported in AOCI as part of the cumulative translation adjustment. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness on net investment hedges has been recognized for the years ended December 31, 2014, 2013 and 2012. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated.

Below is a summary of the effect of derivative instruments on the consolidated statements of changes in equity and income for the years ended December 31, 2014, 2013 and 2012:

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

Effect of Derivative Instruments on the Consolidated Statements of Changes in Equity and Income for the Years Ended December 31, 2014, 2013 and 2012 (Dollars in thousands)

	Year Ended December 31,
Description	2014	2013	2012
Interest Rate Swaps
Amount of Loss Recognized in AOCI on Derivative (Effective Portion)	$(2,458)	$(2,372)	$(5,462)
Amount of Expense Reclassified from AOCI into Earnings (Effective Portion) (1)	(1,833)	(1,749)	(1,613)
Cross Currency Swaps
Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	3,560	2,278	(684)
Amount of Income (Expense) Reclassified from AOCI into Earnings (Effective Portion) (2)	698	(160)	(617)
Currency Forward Agreements
Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	11,600	8,092	(2,078)
Amount of Income (Expense) Reclassified from AOCI into Earnings (Effective Portion) (2)	—	287	(21)
Total
Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	$12,702	$7,998	$(8,224)
Amount of Expense Reclassified from AOCI into Earnings (Effective Portion)	(1,135)	(1,622)	(2,251)

(1)	Included in “Interest expense, net” in accompanying consolidated statements of income.

(2)	Included in “Other expense” or "Other income" in the accompanying consolidated statements of income.

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

As of December 31, 2014, the fair value of the Company’s derivatives in a liability position related to these agreements was $5.1 million. If the Company breached any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the agreements at their termination value of $5.2 million.

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

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives also use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of December 31, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives and therefore, has classified its derivatives as Level 2 within the fair value reporting hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013, aggregated by the level in the fair value hierarchy within which those measurements are classified and by derivative type.
Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2014 and 2013 (Dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31,
2014:
Cross Currency Swaps*	$—	$4,592	$—	$4,592
Currency Forward Agreements*	$—	$10,227	$—	$10,227
Interest Rate Swap Agreements**	$—	$(5,096)	$—	$(5,096)
2013:
Cross Currency Swaps*	$—	$1,730	$—	$1,730
Currency Forward Agreements*	$—	$4,353	$—	$4,353
Interest Rate Swap Agreements**	$—	$(4,472)	$—	$(4,472)
*Included in "Other assets" in the accompanying consolidated balance sheet.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

**Included in "Accounts payable and accrued liabilities" in the accompanying consolidated balance sheet.

Non-recurring fair value measurements
There were no non-recurring measurements during the years ended December 31, 2014 and 2013.

Fair Value of Financial Instruments
Management compares the carrying value and the estimated fair value of the Company’s financial instruments. The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instruments at December 31, 2014:

Mortgage notes receivable and related accrued interest receivable:
The fair value of the Company’s mortgage notes and related accrued interest receivable is estimated by discounting the future cash flows of each instrument using current market rates. At December 31, 2014, the Company had a carrying value of $508.0 million in fixed rate mortgage notes receivable outstanding, including related accrued interest, with a weighted average interest rate of approximately 9.07%. The fixed rate mortgage notes bear interest at rates of 5.50% to 11.31%. Discounting the future cash flows for fixed rate mortgage notes receivable using rates of 9.00% to 11.31%, management estimates the fair value of the fixed rate mortgage notes receivable to be $488.8 million with an estimated weighted average market rate of 10.13% at December 31, 2014.

At December 31, 2013, the Company had a carrying value of $486.3 million in fixed rate mortgage notes receivable outstanding, including related accrued interest, with a weighted average interest rate of approximately 9.05%. The fixed rate mortgage notes bear interest at rates of 5.50% to 11.31%. Discounting the future cash flows for fixed rate mortgage notes receivable using rates of 9.00% to 11.31%, management estimates the fair value of the fixed rate mortgage notes receivable to be approximately $465.2 million with an estimated weighted average market rate of 10.12% at December 31, 2013.

Investment in a direct financing lease, net:
The fair value of the Company’s investment in a direct financing lease as of December 31, 2014 and 2013 is estimated by discounting the future cash flows of the instrument using current market rates. At December 31, 2014 and 2013, the Company had an investment in a direct financing lease with a carrying value of $199.3 million and $242.2 million, respectively, and weighted average effective interest rate of 11.99% and 12.01%, respectively. The investment in direct financing lease bears interest at effective interest rates of 11.74% to 12.38%. The carrying value of the investment in a direct financing lease approximates the fair market value at December 31, 2014 and 2013.

Derivative instruments:
Derivative instruments are carried at their fair market value.

Debt instruments:
The fair value of the Company's debt as of December 31, 2014 and 2013 is estimated by discounting the future cash flows of each instrument using current market rates. At December 31, 2014, the Company had a carrying value of $372.0 million in variable rate debt outstanding with an average weighted interest rate of approximately 1.57%. The carrying value of the variable rate debt outstanding approximates the fair market value at December 31, 2014.

At December 31, 2013, the Company had a carrying value of $290.0 million in variable rate debt outstanding with an average weighted interest rate of approximately 1.62%. The carrying value of the variable rate debt outstanding approximates the fair market value at December 31, 2013.

As described in Note 10, at December 31, 2014 and 2013, $240.0 million of variable rate debt outstanding under the Company's unsecured term loan facility had been effectively converted to a fixed rate through July 5, 2017 by interest rate swap agreements.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

At December 31, 2014, the Company had a carrying value of $1.27 billion in fixed rate debt outstanding with an average weighted interest rate of approximately 5.94%. Discounting the future cash flows for fixed rate debt using rates of 2.13% to 4.56%, management estimates the fair value of the fixed rate debt to be approximately $1.38 billion with an estimated weighted average market rate of 3.76% at December 31, 2014.

At December 31, 2013, the Company had a carrying value of $1.19 billion in fixed rate debt outstanding with an average weighted interest rate of approximately 6.10%. Discounting the future cash flows for fixed rate debt using rates of 2.63% to 5.56%, management estimates the fair value of the fixed rate debt to be approximately $1.24 billion with an estimated market rate of 4.85% at December 31, 2013.

14. Common and Preferred Shares

Common Shares
The Board of Trustees declared cash dividends totaling $3.42 and $3.16 per common share for the years ended December 31, 2014 and 2013, respectively.

Of the total dividends calculated for tax purposes, the amounts characterized as ordinary income, return of capital and long-term capital gain for cash dividends paid per common share for the years ended December 31, 2014 and 2013 are as follows:

	2014	2013
Taxable ordinary income	$3.0364	$2.5994
Return of capital	0.3619	1.0470
Long-term capital gain	—	—
Unrecaptured Sec. 1250 Gain	—	—
Totals	$3.3983	$3.6464

On September 23, 2014, the Company issued 3,680,000 common shares in a registered public offering for total net proceeds, after the underwriting discount and offering expenses, of approximately $184.2 million. The net proceeds from the public offering were used to pay down the Company’s unsecured revolving credit facility.

During the year ended December 31, 2014, the Company issued an aggregate of 1,563,709 common shares under the direct share purchase component of its Dividend Reinvestment and Direct Share Purchase Plan (DSP Plan) for total net proceeds of $79.5 million.

Series C Convertible Preferred Shares
On December 22, 2006, the Company issued 5.4 million 5.75% Series C cumulative convertible preferred shares (Series C preferred shares) in a registered public offering for net proceeds of approximately $130.8 million, after underwriting discounts and expenses. The Company will pay cumulative dividends on the Series C preferred shares from the date of original issuance in the amount of $1.4375 per share each year, which is equivalent to 5.75% of the $25 liquidation preference per share. Dividends on the Series C preferred shares are payable quarterly in arrears. The Company does not have the right to redeem the Series C preferred shares except in limited circumstances to preserve the Company’s REIT status. The Series C preferred shares have no stated maturity and will not be subject to any sinking fund or mandatory redemption. As of December 31, 2014, the Series C preferred shares are convertible, at the holder’s option, into the Company’s common shares at a conversion rate of 0.3700 common shares per Series C preferred share, which is equivalent to a conversion price of $67.57 per common share. This conversion ratio may increase over time upon certain specified triggering events including if the Company’s common dividends per share exceeds a quarterly threshold of $0.6875.

Upon the occurrence of certain fundamental changes, the Company will under certain circumstances increase the conversion rate by a number of additional common shares or, in lieu thereof, may in certain circumstances elect to

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

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

The Board of Trustees declared cash dividends totaling $1.4375 per Series C preferred share for each of the years ended December 31, 2014 and 2013, respectively. The total amount of cash dividends paid per Series C preferred share of $1.4375 for the years ended December 31, 2014 and 2013 were characterized as taxable ordinary income.

Series D Preferred Shares
On November 5, 2012, the Company completed the redemption of all of its 4.6 million outstanding 7.375% Series D cumulative redeemable preferred shares (Series D preferred shares). The shares were redeemed at a redemption price of $25.18 per share. This price is the sum of the $25.00 per share liquidation preference and a quarterly dividend per share of $0.4609375 prorated through the redemption date. In conjunction with the redemption, the Company recognized preferred share redemption costs, representing the original issuance costs and other redemption related expenses. This charge reduced net income available to common shareholders for the year ended December 31, 2012 by $3.9 million.

Series E Convertible Preferred Shares
On April 2, 2008, the Company issued 3.5 million 9.00% Series E cumulative convertible preferred shares (Series E preferred shares) in a registered public offering for net proceeds of approximately $83.4 million, after underwriting discounts and expenses. The Company will pay cumulative dividends on the Series E preferred shares from the date of original issuance in the amount of $2.25 per share each year, which is equivalent to 9.00% of the $25 liquidation preference per share. Dividends on the Series E preferred shares are payable quarterly in arrears. The Company does not have the right to redeem the Series E preferred shares except in limited circumstances to preserve the Company’s REIT status. The Series E preferred shares have no stated maturity and will not be subject to any sinking fund or mandatory redemption. As of December 31, 2014, the Series E preferred shares are convertible, at the holder’s option, into the Company’s common shares at a conversion rate of 0.4551 common shares per Series E preferred share, which is equivalent to a conversion price of $54.93 per common share. This conversion ratio may increase over time upon certain specified triggering events including if the Company’s common dividends per share exceeds a quarterly threshold of $0.84.

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

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

The Board of Trustees declared cash dividends totaling $2.25 per Series E preferred share for the years ended December 31, 2014 and 2013. The total amount of cash dividends paid per Series E preferred share of $2.25 for each of the years ended December 31, 2014 and 2013 were characterized as taxable ordinary income.

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

The Board of Trustees declared cash dividends totaling $1.65625 per Series F preferred share for the years ended December 31, 2014 and 2013. The total amount of cash dividends paid per Series F preferred share of $1.65625 and $1.67006 for the years ended December 31, 2014 and 2013, respectively, were characterized as taxable ordinary income.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

15. Earnings Per Share

The following table summarizes the Company’s computation of basic and diluted earnings per share (EPS) for the years ended December 31, 2014, 2013 and 2012 (amounts in thousands except per share information):

	Year Ended December 31, 2014
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Income from continuing operations	$175,752
Less: preferred dividend requirements	(23,807)
Income from continuing operations available to common shareholders	$151,945	54,244	$2.80
Income from discontinued operations available to common shareholders	$3,881	54,244	$0.07
Net income available to common shareholders	$155,826	54,244	$2.87
Diluted EPS:
Income from continuing operations available to common shareholders	$151,945	54,244
Effect of dilutive securities:
Share options	—	200
Income from continuing operations available to common shareholders	$151,945	54,444	$2.79
Income from discontinued operations available to common shareholders	$3,881	54,444	$0.07
Net income available to common shareholders	$155,826	54,444	$2.86

	Year Ended December 31, 2013
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Income from continuing operations	$175,637
Less: preferred dividend requirements	(23,806)
Income from continuing operations available to common shareholders	$151,831	48,028	$3.16
Income from discontinued operations available to common shareholders	$4,589	48,028	$0.10
Net income available to common shareholders	$156,420	48,028	$3.26
Diluted EPS:
Income from continuing operations available to common shareholders	$151,831	48,028
Effect of dilutive securities:
Share options	—	186
Income from continuing operations available to common shareholders	$151,831	48,214	$3.15
Income from discontinued operations available to common shareholders	$4,589	48,214	$0.09
Net income available to common shareholders	$156,420	48,214	$3.24

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

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

The additional 1.9 million common shares that would result from the conversion of the Company’s Series C preferred shares and the additional 1.6 million common shares that would result from the conversion of the Company’s Series E preferred shares and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted earnings per share for the years ended December 31, 2014, 2013 and 2012 because the effect is anti-dilutive.

The dilutive effect of potential common shares from the exercise of share options is included in diluted earnings per share for the years ended December 31, 2014, 2013 and 2012. However, options to purchase 338 thousand, 331 thousand and 368 thousand shares of common shares at per share prices ranging from $46.86 to $65.50, $45.20 to $65.50 and $44.62 to $65.50, were outstanding at the end of 2014, 2013 and 2012, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

16. Equity Incentive Plan

Grants of common shares and options to purchase common shares are issued under the 2007 Equity Incentive Plan. Under the 2007 Equity Incentive Plan, an aggregate of 3,650,000 common shares, options to purchase common shares and restricted share units, subject to adjustment in the event of certain capital events, may be granted. At December 31, 2014, there were 1,389,685 shares available for grant under the 2007 Equity Incentive Plan.

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

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

	Number of shares	Option price per share			Weighted avg. exercise price
Outstanding at December 31, 2011	1,002,833	$18.18	—	$65.50	$34.41
Exercised	(224,181)	18.18	—	36.56	23.42
Granted	103,082	44.62	—	47.99	45.60
Forfeited	(396)	18.18	—	46.69	40.03
Outstanding at December 31, 2012	881,338	$18.18	—	$65.50	$38.51
Exercised	(143,272)	18.18	—	47.20	30.64
Granted	115,257	46.86	—	58.09	47.86
Forfeited	(12,658)	36.56	—	60.42	56.90
Outstanding at December 31, 2013	840,665	$18.18	—	$65.50	$40.85
Exercised	(35,963)	32.50	—	52.72	42.63
Granted	172,178	51.64	—	51.64	51.64
Forfeited	(26,666)	45.20	—	51.64	50.11
Outstanding at December 31, 2014	950,214	$18.18	—	$65.50	$42.48

The weighted average fair value of options granted was $13.87, $12.35 and $12.08 during 2014, 2013 and 2012, respectively. The intrinsic value of stock options exercised was $0.4 million, $2.9 million, and $5.1 million during the years ended December 31, 2014, 2013 and 2012, respectively. Additionally, the Company repurchased 27,250 shares into treasury shares in conjunction with the stock options exercised during the year ended December 31, 2014 with a total value of $1.5 million.

The expense related to share options included in the determination of net income for the years ended December 31, 2014, 2013 and 2012 was $1.4 million, $856 thousand and $937 thousand, respectively. The following assumptions were used in applying the Black-Scholes option pricing model at the grant dates: risk-free interest rate of 2.2%, 1.0% and 1.1% to 1.4% in 2014, 2013 and 2012, respectively, dividend yield of 6.4%, 5.4% to 6.5% and 6.3% to 6.7% in 2014, 2013 and 2012, respectively, volatility factors in the expected market price of the Company’s common shares of 50.3%, 50.7% and 51.3% to 51.4% in 2014, 2013 and 2012, respectively, 0.28%, 0.23% to 0.29% and 0.25% expected forfeiture rates for 2014, 2013 and 2012, and an expected life of approximately six years for 2014, 2013, and 2012. The Company uses historical data to estimate the expected life of the option and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Additionally, expected volatility is computed based on the average historical volatility of the Company’s publicly traded shares.

At December 31, 2014, stock-option expense to be recognized in future periods was $2.4 million as follows (in thousands):

Amount
Year:
2015	$1,125
2016	824
2017	477
2018	—
Total	$2,426

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

The following table summarizes outstanding options at December 31, 2014:

Exercise price range	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)
$ 18.18 - 19.99	201,859	4.1
20.00 - 29.99	—	0.0
30.00 - 39.99	14,774	5.1
40.00 - 49.99	470,840	4.6
50.00 - 59.99	169,388	8.7
60.00 - 65.50	93,353	2.0
	950,214	5.0	$42.48	$15,059
The following table summarizes exercisable options at December 31, 2014:

Exercise price range	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)
$ 18.18 - 19.99	201,859	4.1
20.00 - 29.99	—	0.0
30.00 - 39.99	14,774	5.1
40.00 - 49.99	335,812	3.5
50.00 - 59.99	9,375	4.3
60.00 - 65.50	93,353	2.0
	655,173	3.5	$39.36	$12,631

Nonvested Shares
A summary of the Company’s nonvested share activity and related information is as follows:

	Number of shares	Weighted avg. grant date fair value	Weighted avg. life remaining
Outstanding at December 31, 2013	371,864	$46.00
Granted	280,193	51.64
Vested	(149,324)	45.26
Forfeited	(34,282)	50.24
Outstanding at December 31, 2014	468,451	$49.29	1.00
The holders of nonvested shares have voting rights and receive dividends from the date of grant. These shares vest ratably over a period of three to four years. The fair value of the nonvested shares that vested was $7.3 million, $6.7 million and $7.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. At December 31, 2014, unamortized share-based compensation expense related to nonvested shares was $11.4 million and will be recognized in future periods as follows (in thousands):

Amount
Year:
2015	$5,391
2016	3,957
2017	2,030
Total	$11,378

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

Restricted Share Units
A summary of the Company’s restricted share unit activity and related information is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Life Remaining
Outstanding at December 31, 2013	17,530	$58.38
Granted	19,685	53.55
Vested	(17,530)	58.38
Outstanding at December 31, 2014	19,685	$53.55	0.38
The holders of restricted share units have voting rights and receive dividends from the date of grant. The share units vest upon the earlier of the day preceding the next annual meeting of shareholders or a change of control. The settlement date for the shares is selected by the non-employee trustee, and ranges from one year from the grant date to upon termination of service. At December 31, 2014, unamortized share-based compensation expense related to restricted share units was $351 thousand which will be recognized in 2015.

17. Operating Leases

Most of the Company’s rental properties are leased under operating leases with expiration dates ranging from 1 to 34 years. Future minimum rentals on non-cancelable tenant operating leases at December 31, 2014 are as follows (in thousands):

Amount
Year:
2015	$296,814
2016	290,130
2017	277,997
2018	256,148
2019	231,262
Thereafter	1,788,995
Total	$3,141,346
The Company leases its executive office from an unrelated landlord. Rental expense totaled approximately $521 thousand, $435 thousand and $467 thousand for the years ended December 31, 2014, 2013 and 2012, respectively, and is included as a component of general and administrative expense in the accompanying consolidated statements of income. Future minimum lease payments under this lease at December 31, 2014 are as follows (in thousands):

Amount
Year:
2015	$544
2016	441
2017	—
2018	—
2019	—
Thereafter	—
Total	$985

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

18. Quarterly Financial Information (unaudited)

Summarized quarterly financial data for the years ended December 31, 2014 and 2013 are as follows (in thousands, except per share data):

	March 31	June 30	September 30	December 31
2014:
Total revenue	$89,857	$91,787	$98,738	$104,669
Net income	43,533	40,760	42,705	52,635
Net income available to common shareholders of EPR Properties	37,581	34,808	36,753	46,684
Basic net income per common share	0.72	0.65	0.68	0.82
Diluted net income per common share	0.71	0.65	0.68	0.81

	March 31	June 30	September 30	December 31
2013:
Total revenue	$82,898	$82,973	$87,841	$89,352
Net income	41,206	32,476	43,502	63,042
Net income available to common shareholders of EPR Properties	35,254	26,524	37,551	57,091
Basic net income per common share	0.75	0.56	0.79	1.12
Diluted net income per common share	0.75	0.56	0.79	1.12

During the three months ended December 31, 2014, the Company received a $5.0 million prepayment fee from a borrower which is included in mortgage and other financing income in the accompanying consolidated statements of income for the year ended December 31, 2014. See Note 6 for further discussion.

Certain reclassifications have been made to the 2013 amounts to conform to the 2014 presentation for asset groups that qualify for presentation as discontinued operations.

19. Discontinued Operations

Included in discontinued operations for the year ended December 31, 2014 is the reversal of liabilities totaling $3.9 million that related to the acquisition or ownership of Toronto Dundas Square. These liabilities were reversed as the related payments are not expected to occur. Included in discontinued operations for the year ended December 31, 2013 are five winery and vineyard properties that were sold during 2013. Included in discontinued operations for the year ended December 31, 2012 are the prior mentioned properties as well as two winery and vineyard properties which were sold during 2012. Additionally, included in discontinued operations for the year ended December 31, 2012 is a gain on sale or acquisition of real estate of $0.3 million that relates to the settlement of escrow reserves established with the March 29, 2011 sale of Toronto Dundas Square.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

The operating results relating to discontinued operations are as follows (in thousands):

	Year ended December 31,
	2014	2013	2012
Rental revenue	$3	$1,685	$5,389
Tenant reimbursements	—	513	—
Other income	—	426	2,325
Mortgage and other financing income	—	—	112
Total revenue	3	2,624	7,826
Property operating expense (income)	(484)	45	(1,036)
Other expense (benefit)	(18)	547	2,733
Interest expense, net	—	(29)	(12)
Transaction costs (benefit)	(3,376)	—	—
Impairment charges	—	—	20,835
Depreciation and amortization	—	1,728	5,521
Income (loss) before gain on sale of real estate	3,881	333	(20,215)
Gain (loss) on sale of real estate	—	4,256	(27)
Net income (loss)	$3,881	$4,589	$(20,242)

20. Other Commitments and Contingencies

As of December 31, 2014, the Company had seven entertainment development projects for which it has commitments to fund approximately $29.8 million of additional improvements, 16 education development projects for which is has commitments to fund approximately $107.0 million of additional improvements and nine recreation development projects for which it has commitments to fund approximately $110.9 million. Development costs are advanced by the Company in periodic draws. If the Company determines that construction is not being completed in accordance with the terms of the development agreements, it can discontinue funding construction draws. The Company has agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

The Company has certain commitments related to its mortgage note investments that it may be required to fund in the future. The Company is generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of December 31, 2014, the Company had five mortgage notes receivable with commitments totaling approximately $155.4 million. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

The Company has provided guarantees of the payment of certain economic development revenue bonds totaling $22.9 million related to two theatres in Louisiana for which the Company earns a fee at an annual rate of 2.88% to 4.00% over the 30 year terms of the related bonds. The Company has recorded $9.8 million as a deferred asset included in other assets and $9.8 million included in other liabilities in the accompanying consolidated balance sheet as of December 31, 2014 related to these guarantees. No amounts have been accrued as a loss contingency related to these guarantees because payment by the Company is not probable.

On June 7, 2011, affiliates of Louis Cappelli, Concord Associates, L.P., Concord Resort, LLC and Concord Kiamesha LLC (the Cappelli Group), filed a complaint with the Supreme Court of the State of New York, County of Sullivan, against two subsidiaries of the Company seeking (i) a declaratory judgment concerning the Company's obligations under a previously disclosed settlement agreement involving these entities, (ii) an order that the Company execute the golf course lease and the “Racino Parcel” lease subject to the settlement agreement, and (iii) an extension of the restrictive covenant against ownership or operation of a casino on the Concord resort property under the settlement agreement (the Restrictive Covenant), which covenant was set to expire on December 31, 2011. The Company filed counterclaims seeking related relief. The Cappelli Group subsequently obtained leave to discontinue its claims, but the counterclaims remained pending. On June 30, 2014, the Court (i) denied the Cappelli Group's motion to dismiss the counterclaims, (ii) granted the Company's motion for summary judgment finding that the Cappelli Group missed the December 31,

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

2011 deadline to fully execute a master credit agreement which was a condition to the Company's obligation to continue its joint development activities with the Cappelli Group under the settlement agreement, (iii) granted the Company's motion for summary judgment finding that the Restrictive Covenant had expired, and (iv) granted the Company's motion for declaratory relief declaring the Company as master developer of the Concord resort property. The Cappelli Group perfected its appeal of the summary judgment decision in the Appellate Division, Third Department on December 30, 2014.
On October 20, 2011, the Cappelli Group also filed suit against the Company and two affiliates in the Supreme Court of the State of New York, County of Westchester, asserting a claim for breach of contract and the implied covenant of good faith, and seeking damages of at least $800 million, based on the same allegations as in the action the Cappelli Group filed in Sullivan County Supreme Court.  The Company has moved to dismiss the Amended Complaint in Westchester County based on the Sullivan County Supreme Court’s June 30, 2014 decision, and the Cappelli Group has cross-moved for a stay of the action.  The motion and cross-motion have been fully briefed, and are under judicial consideration.
On September 18, 2013, the United States District Court for the Southern District of New York (the District Court) dismissed the complaint filed by Concord Associates L.P. and six other companies affiliated with Mr. Cappelli against the Company and certain of its subsidiaries, Empire Resorts, Inc. and Monticello Raceway Management, Inc. (collectively, Empire), and Kien Huat Realty III Limited and Genting New York LLC (collectively, Genting). The complaint alleged, among other things, that the Company had conspired with Empire to monopolize the racing and gaming market in the Catskills by entering into exclusivity and development agreements to develop a comprehensive resort destination in Sullivan County, New York. The plaintiffs are seeking $500 million in damages (trebled to $1.5 billion under antitrust law), punitive damages, and injunctive relief. The District Court dismissed plaintiffs’ federal antitrust claims against all defendants with prejudice, and dismissed the pendent state law claims against Empire and Genting without prejudice, meaning they could be further pursued in state court. On October 2, 2013, the plaintiffs filed a motion for reconsideration with the District Court, seeking permission to file a Second Amended Complaint, and soon after filed a Notice of Appeal. The District Court denied the motion for reconsideration in an Opinion and Order dated November 3, 2014, and the plaintiffs perfected their appeal in the Second Circuit on or about December 17, 2014.
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

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

21. Segment Information

The Company has four reportable operating segments: Entertainment, Education, Recreation and Other. The financial information summarized below is presented by reportable operating segment:

Balance Sheet Data:
	As of December 31, 2014
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Total Assets	$2,014,416	$734,512	$696,931	$206,795	$49,394	$3,702,048

	As of December 31, 2013
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Total Assets	$1,921,836	$542,052	$553,019	$210,064	$45,305	$3,272,276

Operating Data:
	For the Year Ended December 31, 2014
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Rental revenue	$237,429	$27,874	$20,368	$1,002	$—	$286,673
Tenant reimbursements	17,640	—	—	23	—	17,663
Other income (loss)	(6)	—	—	315	700	1,009
Mortgage and other financing income	7,056	31,488	40,775	387	—	79,706
Total revenue	262,119	59,362	61,143	1,727	700	385,051

Property operating expense	24,143	—	—	754	—	24,897
Other expense	—	—	—	771	—	771
Total investment expenses	24,143	—	—	1,525	—	25,668
Net operating income - before unallocated items	237,976	59,362	61,143	202	700	359,383

Reconciliation to Consolidated Statements of Income:
General and administrative expense						(27,566)
Costs associated with loan refinancing or payoff						(301)
Interest expense, net						(81,270)
Transaction costs						(2,452)
Provision for loan losses						(3,777)
Depreciation and amortization						(66,739)
Equity in income from joint ventures						1,273
Gain on sale or acquisition, net						1,209
Gain on sale of investment in a direct financing lease						220
Income tax expense						(4,228)
Discontinued operations:
Income from discontinued operations						505
Transaction (costs) benefit						3,376
Net income						179,633
Preferred dividend requirements						(23,807)
Net income available to common shareholders						$155,826

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

	For the Year Ended December 31, 2013
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Rental revenue	$221,024	$15,931	$10,124	$1,630	$—	$248,709
Tenant reimbursements	18,401	—	—	—	—	18,401
Other income	80	—	—	1,471	131	1,682
Mortgage and other financing income	8,447	33,275	32,232	318	—	74,272
Total revenue	247,952	49,206	42,356	3,419	131	343,064

Property operating expense	25,521	—	—	495	—	26,016
Other expense	—	—	—	658	—	658
Total investment expenses	25,521	—	—	1,153	—	26,674
Net operating income - before unallocated items	222,431	49,206	42,356	2,266	131	316,390

Reconciliation to Consolidated Statements of Income:
General and administrative expense						(25,613)
Costs associated with loan refinancing or payoff						(6,166)
Gain on early extinguishment of debt						4,539
Interest expense, net						(81,056)
Transaction costs						(1,955)
Depreciation and amortization						(53,946)
Equity in income from joint ventures						1,398
Gain on sale or acquisition, net						3,017
Gain on previously held equity interst						4,853
Income tax benefit						14,176
Discontinued operations:
Income from discontinued operations						333
Gain on sale of real estate						4,256
Net income						180,226
Preferred dividend requirements						(23,806)
Net income available to common shareholders						$156,420

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

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
December 31, 2014, 2013 and 2012

22. Condensed Consolidating Financial Statements

A portion of our subsidiaries have guaranteed the Company’s indebtedness under the Company's unsecured senior notes, unsecured revolving credit facility and unsecured term loan facility. The guarantees are joint and several, full and unconditional and subject to customary release provisions. The following summarizes the Company’s condensed consolidating information as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012 (in thousands):
Condensed Consolidating Balance Sheet As of December 31, 2014

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets
Rental properties, net	$—	$1,737,982	$713,552	$—	$2,451,534
Land held for development	—	—	206,001	—	206,001
Property under development	—	171,139	10,659	—	181,798
Mortgage notes and related accrued interest receivable, net	—	413,025	94,930	—	507,955
Investment in a direct financing lease, net	—	199,332	—	—	199,332
Investment in joint ventures	—	—	5,738	—	5,738
Cash and cash equivalents	(1,234)	786	3,784	—	3,336
Restricted cash	1,000	10,215	1,857	—	13,072
Deferred financing costs, net	15,224	4,136	549	—	19,909
Accounts receivable, net	90	32,303	14,889	—	47,282
Intercompany notes receivable	—	—	175,757	(175,757)	—
Investments in subsidiaries	3,124,416	—	—	(3,124,416)	—
Other assets	21,272	8,658	36,161	—	66,091
Total assets	$3,160,768	$2,577,576	$1,263,877	$(3,300,173)	$3,702,048
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$51,673	$32,009	$(1,502)	$—	$82,180
Dividends payable	22,233	—	—	—	22,233
Unearned rents and interest	750	20,131	4,742	—	25,623
Intercompany notes payable	—	—	175,757	(175,757)	—
Debt	1,160,000	62,000	423,523	—	1,645,523
Total liabilities	1,234,656	114,140	602,520	(175,757)	1,775,559
EPR Properties shareholders’ equity	1,926,112	2,463,436	660,980	(3,124,416)	1,926,112
Noncontrolling interests	—	—	377	—	377
Equity	$1,926,112	$2,463,436	$661,357	$(3,124,416)	$1,926,489
Total liabilities and equity	$3,160,768	$2,577,576	$1,263,877	$(3,300,173)	$3,702,048

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

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

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

Condensed Consolidating Statement of Income For the Year Ended December 31, 2014

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantors Subsidiaries	Consolidated Elimination	Consolidated
Rental revenue	$—	$193,723	$92,950	$—	$286,673
Tenant reimbursements	—	3,660	14,003	—	17,663
Other income	—	1	1,008	—	1,009
Mortgage and other financing income	765	74,619	4,322	—	79,706
Intercompany fee income	3,124	—	—	(3,124)	—
Interest income on intercompany notes receivable	—	—	24,796	(24,796)	—
Total revenue	3,889	272,003	137,079	(27,920)	385,051
Equity in subsidiaries’ earnings	241,921	—	—	(241,921)	—
Property operating expense	—	9,620	15,277	—	24,897
Intercompany fee expense	—	—	3,124	(3,124)	—
Other expense	—	—	771	—	771
General and administrative expense	—	18,236	9,330	—	27,566
Costs associated with loan refinancing or payoff	—	301	—	—	301
Interest expense, net	63,056	(2,773)	20,987	—	81,270
Interest expense on intercompany notes payable	—	—	24,796	(24,796)	—
Transaction costs	1,319	54	1,079	—	2,452
Provision for loan losses	—	—	3,777	—	3,777
Depreciation and amortization	1,224	45,021	20,494	—	66,739
Income before equity in income from joint ventures and other items	180,211	201,544	37,444	(241,921)	177,278
Equity in income from joint ventures	—	—	1,273	—	1,273
Gain on sale or acquisition, net	—	—	1,209	—	1,209
Gain on sale of investment in a direct financing lease	—	220	—	—	220
Income before income taxes	180,211	201,764	39,926	(241,921)	179,980
Income tax expense	(578)	—	(3,650)	—	(4,228)
Income from continuing operations	179,633	201,764	36,276	(241,921)	175,752
Discontinued operations:
Income from discontinued operations	—	487	18	—	505
Transaction (costs) benefit	—	3,376	—	—	3,376
Net income attributable to EPR Properties	179,633	205,627	36,294	(241,921)	179,633
Preferred dividend requirements	(23,807)	—	—	—	(23,807)
Net income available to common shareholders of EPR Properties	$155,826	$205,627	$36,294	$(241,921)	$155,826
Comprehensive income attributable to EPR Properties	$175,006	$205,767	$32,152	$(237,919)	$175,006

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

Condensed Consolidating Statement of Income For the Year Ended December 31, 2013

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Rental revenue	$—	$163,412	$85,297	$—	$248,709
Tenant reimbursements	—	3,607	14,794	—	18,401
Other income	75	9	1,598	—	1,682
Mortgage and other financing income	994	69,327	3,951	—	74,272
Intercompany fee income	2,629	—	—	(2,629)	—
Interest income on intercompany notes receivable	17,848	—	386	(18,234)	—
Total revenue	21,546	236,355	106,026	(20,863)	343,064
Equity in subsidiaries’ earnings	212,634	—	—	(212,634)	—
Property operating expense	(88)	10,451	15,653	—	26,016
Intercompany fee expense	—	—	2,629	(2,629)	—
Other expense	—	—	658	—	658
General and administrative expense	—	17,507	8,106	—	25,613
Costs associated with loan refinancing or payoff	—	1,987	4,179	—	6,166
Gain on early extinguishment of debt	—	(4,539)	—	—	(4,539)
Interest expense, net	55,856	3,336	21,864	—	81,056
Interest expense on intercompany notes payable	—	—	18,234	(18,234)	—
Transaction costs	1,813	—	142	—	1,955
Depreciation and amortization	1,093	34,318	18,535	—	53,946
Income before equity in income from joint ventures and other items	175,506	173,295	16,026	(212,634)	152,193
Equity in income from joint ventures	505	—	893	—	1,398
Gain on sale or acquisition, net	(150)	3,167	—	—	3,017
Gain on previously held equity interest	4,853	—	—	—	4,853
Income before income taxes	180,714	176,462	16,919	(212,634)	161,461
Income tax benefit (expense)	(488)	—	14,664	—	14,176
Income from continuing operations	180,226	176,462	31,583	(212,634)	175,637
Discontinued operations:
Income (loss) from discontinued operations	—	638	(305)	—	333
Gain on sale of real estate	—	—	4,256	—	4,256
Net income attributable to EPR Properties	180,226	177,100	35,534	(212,634)	180,226
Preferred dividend requirements	(23,806)	—	—	—	(23,806)
Net income available to common shareholders of EPR Properties	$156,420	$177,100	$35,534	$(212,634)	$156,420
Comprehensive income attributable to EPR Properties	$176,797	$177,336	$32,492	$(209,828)	$176,797

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

Condensed Consolidating Statement of Income For the Year Ended December 31, 2012

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Rental revenue	$—	$149,567	$84,950	$—	$234,517
Tenant reimbursements	—	3,636	14,939	—	18,575
Other income	93	5	640	—	738
Mortgage and other financing income	494	60,089	3,394	—	63,977
Intercompany fee income	2,706	—	—	(2,706)	—
Interest income on intercompany notes receivable	16,967	—	353	(17,320)	—
Total revenue	20,260	213,297	104,276	(20,026)	317,807
Equity in subsidiaries’ earnings	137,443	—	—	(137,443)	—
Property operating expense	—	8,461	16,454	—	24,915
Intercompany fee expense	—	—	2,706	(2,706)	—
Other expense	—	4	1,378	—	1,382
General and administrative expense	—	15,358	7,812	—	23,170
Costs associated with loan refinancing or payoff	—	627	—	—	627
Interest expense, net	35,240	15,339	26,077	—	76,656
Interest expense on intercompany notes payable	—	—	17,320	(17,320)	—
Transaction costs	404	—	—	—	404
Impairment charges	—	—	3,074	—	3,074
Depreciation and amortization	1,039	28,002	17,657	—	46,698
Income before equity in income from joint ventures and other items	121,020	145,506	11,798	(137,443)	140,881
Equity in income from joint ventures	536	—	489	—	1,025
Income from continuing operations	$121,556	$145,506	$12,287	$(137,443)	$141,906
Discontinued operations:
Income (loss) from discontinued operations	—	(2)	622	—	620
Impairment charges	—	—	(20,835)	—	(20,835)
Gain on sale or acquisition of real estate	—	282	(309)	—	(27)
Net income (loss)	121,556	145,786	(8,235)	(137,443)	121,664
Add: Net loss attributable to noncontrolling interests	—	—	(108)	—	(108)
Net income (loss) attributable to EPR Properties	121,556	145,786	(8,343)	(137,443)	121,556
Preferred dividend requirements	(24,508)	—	—	—	(24,508)
Preferred share redemption costs	(3,888)	—	—	—	(3,888)
Net income (loss) available to common shareholders of EPR Properties	$93,160	$145,786	$(8,343)	$(137,443)	$93,160
Comprehensive income (loss) attributable to EPR Properties	$118,715	$145,709	$(7,259)	$(138,450)	$118,715

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

Condensed Consolidating Statement of Cash Flows For the Year Ended December 31, 2014

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Intercompany fee income (expense)	$3,124	$—	$(3,124)	$—
Interest income (expense) on intercompany receivable/payable	—	—	—	—
Net cash provided (used) by other operating activities	(60,684)	241,750	69,086	250,152
Net cash provided (used) by operating activities by continuing operations	(57,560)	241,750	65,962	250,152
Net cash provided by operating activities of discontinued operations	—	47	96	143
Net cash provided (used) by operating activities	(57,560)	241,797	66,058	250,295
Investing activities:
Acquisition of rental properties and other assets	(438)	(58,816)	(25,951)	(85,205)
Proceeds from sale of real estate	—	404	11,651	12,055
Proceeds from settlement of derivative	—	—	5,725	5,725
Investment in mortgage notes receivable	—	(26,716)	(67,161)	(93,877)
Proceeds from mortgage note receivable paydown	—	76,256	—	76,256
Investment in promissory notes receivable	—	(721)	(3,666)	(4,387)
Proceeds from promissory note receivable paydown	—	—	1,750	1,750
Proceeds from sale of investment in a direct financing lease, net	—	46,092	—	46,092
Additions to property under development	(821)	(315,843)	(17,971)	(334,635)
Advances to subsidiaries, net	(16,206)	(25,232)	41,438	—
Net cash used by investing activities	(17,465)	(304,576)	(54,185)	(376,226)
Financing activities:
Proceeds from debt facilities	20,000	359,000	—	379,000
Principal payments on debt	—	(297,000)	(13,253)	(310,253)
Deferred financing fees paid	(337)	(275)	(202)	(814)
Costs associated with loan refinancing or payoff (cash portion)	—	(25)	—	(25)
Net proceeds from issuance of common shares	264,158	—	—	264,158
Impact of stock option exercises, net	50	—	—	50
Purchase of common shares for treasury	(2,892)	—	—	(2,892)
Dividends paid to shareholders	(207,637)	—	—	(207,637)
Net cash provided (used) by financing	73,342	61,700	(13,455)	121,587
Effect of exchange rate changes on cash	—	39	(317)	(278)
Net decrease in cash and cash equivalents	(1,683)	(1,040)	(1,899)	(4,622)
Cash and cash equivalents at beginning of the period	449	1,826	5,683	7,958
Cash and cash equivalents at end of the period	$(1,234)	$786	$3,784	$3,336

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

Condensed Consolidating Statement of Cash Flows For the Year Ended December 31, 2013

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Intercompany fee income (expense)	$2,629	$—	$(2,629)	$—
Interest income (expense) on intercompany receivable/payable	17,848	—	(17,848)	—
Net cash provided (used) by other operating activities	(44,752)	210,189	66,002	231,439
Net cash provided (used) by operating activities of continuing operations	(24,275)	210,189	45,525	231,439
Net cash provided by operating activities of discontinued operations	—	286	2,395	2,681
Net cash provided (used) by operating activities	(24,275)	210,475	47,920	234,120
Investing activities:
Acquisition of rental properties and other assets	(1,358)	(112,195)	(9,944)	(123,497)
Proceeds from sale of real estate	—	—	797	797
Investment in unconsolidated joint ventures	(1,607)	—	—	(1,607)
Investment in mortgage note receivable	(11,797)	(46,402)	(2,369)	(60,568)
Proceeds from mortgage note receivable paydown	—	202	1,698	1,900
Investment in promissory notes receivable	—	(1,278)	—	(1,278)
Proceeds from promissory note paydown	117	—	910	1,027
Investment in a direct financing lease, net	—	(3,262)	—	(3,262)
Additions to property under development	(18)	(189,764)	(7,489)	(197,271)
Investment in intercompany notes payable	103,104	—	(103,104)	—
Advances to subsidiaries, net	(380,190)	253,296	126,894	—
Net cash provided (used) by investing activities of continuing operations	(291,749)	(99,403)	7,393	(383,759)
Net proceeds from sale of discontinued operations	—	—	47,301	47,301
Net cash provided (used) in investing activities	(291,749)	(99,403)	54,694	(336,458)
Financing activities:
Proceeds from debt facilities	300,000	346,000	—	646,000
Principal payments on debt	—	(451,818)	(100,650)	(552,468)
Deferred financing fees paid	(5,620)	(2,494)	(19)	(8,133)
Costs associated with loan refinancing or payoff (cash portion)	—	(1,753)	(4,037)	(5,790)
Net proceeds from issuance of common shares	220,785	—	—	220,785
Impact of stock option exercises, net	947	—	—	947
Purchase of common shares for treasury	(3,246)	—	—	(3,246)
Dividends paid to shareholders	(197,924)	—	—	(197,924)
Net cash provided (used) by financing activities	314,942	(110,065)	(104,706)	100,171
Effect of exchange rate changes on cash	—	(13)	(526)	(539)
Net decrease in cash and cash equivalents	(1,082)	994	(2,618)	(2,706)
Cash and cash equivalents at beginning of the period	1,531	832	8,301	10,664
Cash and cash equivalents at end of the period	$449	$1,826	$5,683	$7,958

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

Condensed Consolidating Statement of Cash Flows For the Year Ended December 31, 2012

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Intercompany fee income (expense)	$2,706	$—	$(2,706)	$—
Interest income (expense) on intercompany receivable/payable	16,967	—	(16,967)	—
Net cash provided (used) by other operating activities	(19,940)	163,357	52,684	196,101
Net cash provided (used) by operating activities of continuing operations	(267)	163,357	33,011	196,101
Net cash provided by operating activities of discontinued operations	—	1,036	10,307	11,343
Net cash provided (used) by operating activities	(267)	164,393	43,318	207,444
Investing activities:
Acquisition of rental properties and other assets	(422)	(67,911)	(4,855)	(73,188)
Investment in unconsolidated joint ventures	(1,800)	—	—	(1,800)
Investment in mortgage notes receivable	—	(90,975)	(22,848)	(113,823)
Proceeds from sale of investment in a direct financing lease, net	—	4,494	—	4,494
Additions to property under development	—	(99,924)	(13,675)	(113,599)
Investment in intercompany notes payable	(3,074)	—	3,074	—
Advances to subsidiaries, net	(416,859)	452,015	(35,156)	—
Net cash provided (used) by investing activities of continuing operations	(422,155)	197,699	(73,460)	(297,916)
Net proceeds from sale of real estate from discontinued operations	—	282	41,851	42,133
Net cash provided (used) by investing activities	(422,155)	197,981	(31,609)	(255,783)
Financing activities:
Proceeds from debt facilities	590,000	281,000	—	871,000
Principal payments on debt	—	(643,943)	(14,628)	(658,571)
Deferred financing fees paid	(5,770)	(6)	(24)	(5,800)
Costs associated with loan refinancing or payoff (cash portion)	—	(189)	—	(189)
Net proceeds from issuance of common shares	231	—	—	231
Net proceeds from issuance of preferred shares	120,567	—	—	120,567
Redemption of preferred shares	(115,013)	—	—	(115,013)
Impact of stock option exercises, net	(1,987)	—	—	(1,987)
Purchase of common shares for treasury	(3,232)	—	—	(3,232)
Dividends paid to shareholders	(162,775)	—	—	(162,775)
Net cash provided (used) by financing activities	422,021	(363,138)	(14,652)	44,231
Effect of exchange rate changes on cash	—	(5)	152	147
Net decrease in cash and cash equivalents	(401)	(769)	(2,791)	(3,961)
Cash and cash equivalents at beginning of the period	1,932	1,601	11,092	14,625
Cash and cash equivalents at end of the period	$1,531	$832	$8,301	$10,664

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

23. Subsequent Events

On January 27, 2015, the Company completed the sale of a theatre located in Los Angles, California for net proceeds of $42.7 million and recognized a gain on sale of $23.7 million.

On February 24, 2015, the Company announced that its President and Chief Executive Officer, David Brain, was retiring from the Company.  In connection with this change, the Company accrued for anticipated severance amounts (including stock based compensation costs), which resulted in a charge to earnings in the first quarter of 2015 of approximately $18.5 million.

EPR Properties
Schedule II - Valuation and Qualifying Accounts
December 31, 2014

Description	Balance at December 31, 2013	Additions During 2014	Deductions During 2014	Balance at December 31, 2014
Reserve for Doubtful Accounts	$2,989,000	$1,417,000	$(2,852,000)	$1,554,000
Allowance for Loan Losses	—	3,777,000	—	3,777,000
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

EPR Properties
Schedule II - Valuation and Qualifying Accounts
December 31, 2012

Description	Balance at December 31, 2011	Additions During 2012	Deductions During 2012	Balance at December 31, 2012
Reserve for Doubtful Accounts	$5,152,000	$1,088,000	$(2,388,000)	$3,852,000
Allowance for Loan Losses	8,196,000	—	(8,073,000)	123,000
See accompanying report of independent registered public accounting firm.

EPR Properties Schedule III - Real Estate and Accumulated Depreciation December 31, 2014 (Dollars in thousands)

			Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2014
Description	Location	Debt	Land	Buildings, Equipment & improvements		Land	Buildings, Equipment & Improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
Dallas Retail	Dallas, TX	$—	$3,060	$15,281	$18,843	$3,060	$34,124	$37,184	$(11,188)	11/97	40 years
Oakview 24	Omaha, NE	—	5,215	16,700	59	5,215	16,759	21,974	(7,122)	11/97	40 years
First Colony 24	Sugar Land, TX	15,563	—	19,100	67	—	19,167	19,167	(8,146)	11/97	40 years
Huebner Oaks 14	San Antonio, TX	—	3,006	13,662	2,058	3,006	15,720	18,726	(5,853)	11/97	40 years
Lennox Town Center 24	Columbus, OH	—	—	12,685	—	—	12,685	12,685	(5,233)	11/97	40 years
Mission Valley 20	San Diego, CA	—	—	16,028	—	—	16,028	16,028	(6,612)	11/97	40 years
Ontario Mills 30	Ontario, CA	—	5,521	19,449	—	5,521	19,449	24,970	(8,023)	11/97	40 years
Promenade 16	Los Angeles, CA	—	6,021	22,104	—	6,021	22,104	28,125	(9,118)	11/97	40 years
Studio 30	Houston, TX	—	6,023	20,037	—	6,023	20,037	26,060	(8,265)	11/97	40 years
West Olive 16	Creve Coeur, MO	—	4,985	12,601	4,075	4,985	16,676	21,661	(5,443)	11/97	40 years
Leawood Town Center 20	Leawood, KS	12,982	3,714	12,086	4,110	3,714	16,196	19,910	(5,172)	11/97	40 years
Gulf Pointe 30	Houston, TX	—	4,304	21,496	76	4,304	21,572	25,876	(9,123)	02/98	40 years
South Barrington 30	South Barrington, IL	—	6,577	27,723	98	6,577	27,821	34,398	(11,708)	03/98	40 years
Mesquite 30	Mesquite, TX	—	2,912	20,288	4,885	2,912	25,173	28,085	(8,568)	04/98	40 years
Hampton Town Center 24	Hampton, VA	—	3,822	24,678	88	3,822	24,766	28,588	(10,216)	06/98	40 years
Broward 18	Pompano Beach, FL	8,750	6,771	9,899	3,845	6,771	13,744	20,515	(5,794)	08/98	40 years
Raleigh Grande 16	Raleigh, NC	5,648	2,919	5,559	951	2,919	6,510	9,429	(2,358)	08/98	40 years
Paradise 24 and XD	Davie, FL	17,757	2,000	13,000	8,512	2,000	21,512	23,512	(8,515)	11/98	40 years
Aliso Viejo Stadium 20	Aliso Viejo, CA	17,757	8,000	14,000	—	8,000	14,000	22,000	(5,600)	12/98	40 years
Boise Stadium 22	Boise, ID	12,648	—	16,003	—	—	16,003	16,003	(6,401)	12/98	40 years
Mesquite Retail Center	Mesquite, TX	—	3,119	990	—	3,119	990	4,109	(293)	01/99	40 years
Westminster Promenade	Westminster, CO	—	6,204	12,600	9,509	6,204	22,109	28,313	(7,168)	12/01	40 years
Westminster Promenade 24	Westminster, CO	6,205	5,850	17,314	—	5,850	17,314	23,164	(5,663)	06/99	40 years
Woodridge 18	Woodridge, IL	—	9,926	8,968	—	9,926	8,968	18,894	(3,475)	06/99	40 years
Cary Crossroads Stadium 20	Cary, NC	—	3,352	11,653	155	3,352	11,808	15,160	(4,428)	12/99	40 years
Starlight 20	Tampa, FL	—	6,000	12,809	1,452	6,000	14,261	20,261	(5,487)	06/99	40 years
Palm Promenade 24	San Diego, CA	—	7,500	17,750	—	7,500	17,750	25,250	(6,619)	02/00	40 years
Gulf Pointe Retail Center	Houston, TX	—	3,653	1,365	686	3,408	2,296	5,704	(1,883)	05/00	40 years
Clearview Palace 12	Metairie, LA	—	—	11,740	—	—	11,740	11,740	(3,767)	03/02	40 years
Elmwood Palace 20	Harahan, LA	—	5,264	14,820	—	5,264	14,820	20,084	(4,755)	03/02	40 years
Hammond Palace 10	Hammond, LA	—	2,404	6,780	(565)	1,839	6,780	8,619	(2,175)	03/02	40 years
Houma Palace 10	Houma, LA	—	2,404	6,780	—	2,404	6,780	9,184	(2,175)	03/02	40 years
Westbank Palace 16	Harvey, LA	—	4,378	12,330	(112)	4,266	12,330	16,596	(3,956)	03/02	40 years
Cherrydale	Greenville, SC	—	1,660	7,570	100	1,660	7,670	9,330	(2,410)	06/02	40 years
Forum 30	Sterling Heights, MI	—	5,975	17,956	3,400	5,975	21,356	27,331	(8,018)	06/02	40 years
Olathe Studio 30	Olathe, KS	—	4,000	15,935	2,361	4,000	18,296	22,296	(5,491)	06/02	40 years
Livonia 20	Livonia, MI	—	4,500	17,525	—	4,500	17,525	22,025	(5,440)	08/02	40 years
Hoffman Center 22	Alexandria, VA	—	—	22,035	—	—	22,035	22,035	(6,748)	10/02	40 years
Colonel Glenn 18	Little Rock, AR	8,671	3,858	7,990	—	3,858	7,990	11,848	(2,414)	12/02	40 years
AmStar 16-Macon	Macon, GA	5,442	1,982	5,056	—	1,982	5,056	7,038	(1,485)	03/03	40 years
Star Southfield Center	Southfield, MI	—	8,000	20,518	6,213	8,000	26,731	34,731	(8,978)	05/03	40 years
Subtotals carried over to next page		$111,423	$164,879	$582,863	$70,866	$163,957	$654,651	$818,608	$(241,286)

EPR Properties Schedule III - Real Estate and Accumulated Depreciation December 31, 2014 (Dollars in thousands)

			Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2014
Description	Location	Debt	Land	Buildings, Equipment & improvements		Land	Buildings, Equipment & Improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
Subtotal from previous page	n/a	$111,423	$164,879	$582,863	$70,866	$163,957	$654,651	$818,608	$(241,286)	n/a	n/a
South Wind 12	Lawrence, KS	4,038	1,500	3,526	—	1,500	3,526	5,026	(1,021)	06/03	40 years
New Roc City	New Rochelle, NY	—	6,100	97,696	412	6,100	98,108	104,208	(30,183)	10/03	40 years
Columbiana Grande Stadium 14	Columbia, SC	6,912	1,000	10,534	(2,447)	1,000	8,087	9,087	(2,313)	11/03	40 years
Harbour View Marketplace	Suffolk, VA	—	3,382	9,971	6,858	4,471	15,740	20,211	(2,784)	11/03	40 years
Cobb Grand 18	Hialeah, FL	—	7,985	—	—	7,985	—	7,985	—	12/03	n/a
Deer Valley 30	Phoenix, AZ	12,807	4,276	15,934	—	4,276	15,934	20,210	(4,282)	03/04	40 years
Hamilton 24	Hamilton, NJ	14,318	4,869	18,143	—	4,869	18,143	23,012	(4,876)	03/04	40 years
Kanata Entertainment Centrum	Kanata, ON	—	10,861	39,611	29,705	10,861	69,316	80,177	(17,712)	03/04	40 years
Mesa Grand 14	Mesa, AZ	13,216	4,446	16,565	—	4,446	16,565	21,011	(4,452)	03/04	40 years
Mississauga Entertainment Centrum	Mississagua, ON	—	9,972	19,025	17,815	13,113	33,699	46,812	(8,012)	03/04	40 years
Oakville Entertainment Centrum	Oakville, ON	—	10,861	25,570	4,702	10,861	30,272	41,133	(8,020)	03/04	40 years
Whitby Entertainment Centrum	Whitby, ON	—	11,033	23,747	20,857	14,171	41,466	55,637	(12,236)	03/04	40 years
Cantera Retail Shops	Warrenville, IL	—	3,919	900	114	4,033	900	4,933	(615)	07/04	15 years
Grand Prairie 18	Peoria, IL	—	2,948	11,177	—	2,948	11,177	14,125	(2,911)	07/04	40 years
The Grand 16-Layafette	Lafayette, LA	7,659	—	10,318	—	—	10,318	10,318	(2,703)	07/04	40 years
North East Mall 18	Hurst, TX	12,390	5,000	11,729	1,015	5,000	12,744	17,744	(3,223)	11/04	40 years
Avenue 16	Melbourne, FL	—	3,817	8,830	320	3,817	9,150	12,967	(2,288)	12/04	40 years
The Grand 18-D'lberville	D'Iberville, MS	9,693	2,001	8,043	1,636	1,205	10,475	11,680	(2,519)	12/04	40 years
Mayfaire Stadium 16	Wilmington, NC	6,523	1,650	7,047	—	1,650	7,047	8,697	(1,747)	02/05	40 years
Burbank Village	Burbank, CA	30,508	16,584	35,016	6,502	16,584	41,518	58,102	(9,462)	03/05	40 years
East Ridge 18	Chattanooga, TN	10,699	2,799	11,467	—	2,799	11,467	14,266	(2,819)	03/05	40 years
The Grand 14-Conroe	Conroe, TX	—	1,836	8,230	—	1,836	8,230	10,066	(1,954)	06/05	40 years
Washington Square 12	Indianapolis, IN	4,312	1,481	4,565	—	1,481	4,565	6,046	(1,084)	06/05	40 years
The Grand 18-Hattiesburg	Hattiesurg, MS	8,750	1,978	7,733	2,432	1,978	10,165	12,143	(2,275)	09/05	40 years
Mad River Mountain	Bellfontaine, OH	—	5,108	5,994	1,501	5,251	7,352	12,603	(2,728)	11/05	40 years
Arroyo Grand Staduim 10	Arroyo Grande, CA	4,218	2,641	3,810	—	2,641	3,810	6,451	(865)	12/05	40 years
Auburn Stadium 10	Auburn, CA	5,470	2,178	6,185	—	2,178	6,185	8,363	(1,405)	12/05	40 years
Manchester Stadium 16	Fresno, CA	9,985	7,600	11,613	—	7,600	11,613	19,213	(2,971)	12/05	40 years
Modesto Stadium 10	Modesto, CA	4,094	2,542	3,910	—	2,542	3,910	6,452	(888)	12/05	40 years
Columbia 14	Columbia, MD	—	—	12,204	—	—	12,204	12,204	(2,670)	03/06	40 years
Firewheel 18	Garland, TX	13,849	8,028	14,825	—	8,028	14,825	22,853	(3,243)	03/06	40 years
White Oak Stadium 14	Garner, NC	—	1,305	6,899	—	1,305	6,899	8,204	(1,495)	04/06	40 years
The Grand 18 - Winston Salem	Winston Salem, NC	—	—	12,153	1,925	—	14,078	14,078	(2,992)	07/06	40 years
Valley Bend 18	Huntsville, AL	—	3,508	14,802	—	3,508	14,802	18,310	(3,084)	08/06	40 years
Cityplace 14	Kalamazoo, MI	—	5,125	12,216	2,308	5,125	14,524	19,649	(4,460)	11/06	40 years
Pensacola Bayou 15	Pensacola, FL	—	5,316	15,099	—	5,316	15,099	20,415	(3,020)	12/06	40 years
The Grand 16-Slidell	Slidell, LA	10,635	—	11,499	—	—	11,499	11,499	(2,300)	12/06	40 years
The Grand 16 - Pier Park	Panama City Beach, FL	—	6,486	11,156	—	6,486	11,156	17,642	(2,115)	05/07	40 years
Austell Promenade	Austell, GA	—	1,596	—	—	1,596	—	1,596	—	07/07	n/a
Stadium 14 Cinema	Kalispell, MT	—	2,505	7,323	—	2,505	7,323	9,828	(1,343)	08/07	40 years
Subtotals carried over to next page		$301,499	$339,115	$1,137,928	$166,521	$345,022	$1,298,542	$1,643,564	$(406,356)

EPR Properties Schedule III - Real Estate and Accumulated Depreciation December 31, 2014 (Dollars in thousands)

			Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2014
Description	Location	Debt	Land	Buildings, Equipment & improvements		Land	Buildings, Equipment & Improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
Subtotal from previous page	n/a	$301,499	$339,115	$1,137,928	$166,521	$345,022	$1,298,542	$1,643,564	$(406,356)	n/a	n/a
The Grand 18 - Four Seasons Stations	Greensboro, NC	—	—	12,606	914	—	13,520	13,520	(2,311)	11/07	40 years
Glendora 12	Glendora, CA	—	—	10,588	—	—	10,588	10,588	(1,632)	10/08	40 years
Harbour View Station	Suffolk, VA	—	3,256	9,206	2,852	3,298	12,016	15,314	(3,040)	06/09	40 years
Ann Arbor 20	Ypsilanti, MI	—	4,716	227	—	4,716	227	4,943	(28)	12/09	40 years
Buckland Hills 18	Manchester, CT	—	3,628	11,474	—	3,628	11,474	15,102	(1,434)	12/09	40 years
Centreville 12	Centreville, VA	—	3,628	1,769	—	3,628	1,769	5,397	(221)	12/09	40 years
Davenport 18	Davenport, IA	—	3,599	6,068	(35)	3,564	6,068	9,632	(758)	12/09	40 years
Fairfax Corner 14	Fairfax, VA	—	2,630	11,791	—	2,630	11,791	14,421	(1,474)	12/09	40 years
Flint West 14	Flint, MI	—	1,270	1,723	—	1,270	1,723	2,993	(215)	12/09	40 years
Hazlet 12	Hazlet, NJ	—	3,719	4,716	—	3,719	4,716	8,435	(590)	12/09	40 years
Huber Heights 16	Huber Heights, OH	—	970	3,891	—	970	3,891	4,861	(486)	12/09	40 years
North Haven 12	North Haven, CT	—	5,442	1,061	—	5,442	1,061	6,503	(644)	12/09	40 years
Preston Crossing 16	Okolona, KY	—	5,379	3,311	—	5,379	3,311	8,690	(414)	12/09	40 years
Ritz Center 16	Voorhees, NJ	—	1,723	9,614	—	1,723	9,614	11,337	(1,202)	12/09	40 years
Stonybrook 20	Louisville, KY	—	4,979	6,567	—	4,979	6,567	11,546	(821)	12/09	40 years
The Greene 14	Beaver Creek, OH	—	1,578	6,630	—	1,578	6,630	8,208	(829)	12/09	40 years
West Springfield 15	West Springfield, MA	—	2,540	3,755	—	2,540	3,755	6,295	(469)	12/09	40 years
Western Hills 14	Cincinnati, OH	—	1,361	1,741	—	1,361	1,741	3,102	(218)	12/09	40 years
Hollywood Movies 20	Pasadena, TX	—	2,951	10,684	—	2,951	10,684	13,635	(1,202)	06/10	40 years
Movies 10	Plano, TX	—	1,052	1,968	—	1,052	1,968	3,020	(221)	06/10	40 years
Movies 14	McKinney, TX	—	1,917	3,319	—	1,917	3,319	5,236	(373)	06/10	40 years
Movies 14-Mishawaka	Mishawaka, IN	—	2,399	5,454	—	2,399	5,454	7,853	(614)	06/10	40 years
Movies 16	Grand Prarie, TX	—	1,873	3,245	—	1,873	3,245	5,118	(365)	06/10	40 years
Redding 14	Redding, CA	—	2,044	4,500	—	2,044	4,500	6,544	(506)	06/10	40 years
Tinseltown	Pueblo, CO	—	2,238	5,162	—	2,238	5,162	7,400	(581)	06/10	40 years
Tinseltown 15	Beaumont, TX	—	1,065	11,669	—	1,065	11,669	12,734	(1,313)	06/10	40 years
Tinseltown 20	Pflugerville, TX	—	4,356	11,533	—	4,356	11,533	15,889	(1,297)	06/10	40 years
Tinseltown 290	Houston, TX	—	4,109	9,739	—	4,109	9,739	13,848	(1,096)	06/10	40 years
Tinseltown USA 20	El Paso, TX	—	4,598	13,207	—	4,598	13,207	17,805	(1,486)	06/10	40 years
Tinseltown USA and XD	Colorado Springs, CO	—	4,134	11,220	—	4,134	11,220	15,354	(1,262)	06/10	40 years
Beach Movie Bistro	Virginia Beach, VA	—	—	1,736	—	—	1,736	1,736	(622)	12/10	40 years
Cinemagic & IMAX in Hooksett	Hooksett, NH	—	2,639	11,605	—	2,639	11,605	14,244	(1,112)	03/11	40 years
Cinemagic & IMAX in Saco	Saco, ME	—	1,508	3,826	—	1,508	3,826	5,334	(367)	03/11	40 years
Cinemagic in Merrimack	Merrimack, NH	3,604	3,160	5,642	—	3,160	5,642	8,802	(541)	03/11	40 years
Cinemagic in Westbrook	Westbrook, ME	—	2,273	7,119	—	2,273	7,119	9,392	(682)	03/11	40 years
Mentorship Academy	Baton Rouge, LA	—	996	5,638	—	996	5,638	6,634	(504)	03/11	40 years
Ben Franklin Academy	Highlands Ranch, CO	—	—	10,157	(134)	—	10,023	10,023	(763)	04/11	40 years
Bradley Academy of Excellence	Goodyear, AZ	—	766	6,517	—	766	6,517	7,283	(529)	04/11	40 years
Subtotals carried over to next page		$305,103	$433,611	$1,388,606	$170,118	$439,525	$1,552,810	$1,992,335	$(438,578)

EPR Properties Schedule III - Real Estate and Accumulated Depreciation December 31, 2014 (Dollars in thousands)

			Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2014
Description	Location	Debt	Land	Buildings, Equipment & improvements		Land	Buildings, Equipment & Improvements	Total		Accumulated depreciation	Date acquired	Depreciation life
Subtotal from previous page	n/a	$305,103	$433,611	$1,388,606	$170,118	$439,525	$1,552,810	$1,992,335		$(438,578)	n/a	n/a
American Leadership Academy	Gilbert, AZ	—	2,580	6,418	2,509	2,580	8,927	11,507		(556)	06/11	40 years
Champions School	Phoenix, AZ	—	1,253	4,834	—	1,253	4,834	6,087		(393)	06/11	40 years
Loveland Classical	Loveland, CO	—	1,494	3,857	—	1,494	3,857	5,351		(313)	06/11	40 years
Pinstripes - Northbrook	Northbrook, IL	—	—	7,025	—	—	7,025	7,025		(600)	07/11	40 years
Magic Valley Mall Theatre	Twin Falls, ID	—	—	4,783	—	—	4,783	4,783		(309)	04/11	40 years
Prospect Ridge Academy	Broomfield, CO	—	1,084	9,659	(169)	1,084	9,490	10,574		(670)	08/11	40 years
South Phoenix Academy	Phoenix, AZ	—	1,060	8,140	—	1,060	8,140	9,200		(757)	11/11	40 years
Latitude 30	Jacksonville, FL	—	4,510	5,061	983	4,510	6,044	10,554		(544)	02/12	40 years
Latitude 39	Indianapolis, IN	—	4,298	6,321	2,257	4,377	8,499	12,876		(338)	02/12	40 years
Topgolf-Allen	Allen, TX	—	—	10,007	1,151	—	11,158	11,158		(999)	02/12	29 years
Topgolf-Dallas	Dallas, TX	—	—	10,007	1,771	—	11,778	11,778		(978)	02/12	30 years
Pinstripes - Oakbrook	Oakbrook, IL	—	—	8,068	—	—	8,068	8,068		(454)	03/12	40 years
Pacific Hertiage Academy	Salt Lake City, UT	—	897	4,488	(55)	897	4,433	5,330		(276)	03/12	40 years
Valley Academy	Hurricane, UT	—	475	4,939	—	475	4,939	5,414		(472)	03/12	40 years
Look Cinemas-Prestonwood	Dallas, TX	—	—	12,146	—	—	12,146	12,146	—	(496)	03/12	40 years
The Odyssey Institute for International and Advanced Studies	Buckeye, AZ	—	914	9,715	7,018	914	16,733	17,647		(770)	04/12	40 years
American Leadership Academy High School	Queen Creek, AZ	—	1,887	14,543	11,117	1,887	25,660	27,547		(1,195)	05/12	40 years
Regal Winrock	Albuquerque, NM	—	—	13,733	—	—	13,733	13,733	—	(372)	06/12	40 years
Sandhills 10	Southern Pines, NC	—	1,709	4,747	—	1,709	4,747	6,456		(297)	06/12	40 years
North East Carolina Prep Academy	Tarboro, NC	—	350	12,560	3,037	350	15,597	15,947	—	(690)	07/12	40 years
Top Golf-Houston	Houston, TX	—	—	12,403	394	—	12,797	12,797		(651)	09/12	40 years
Alamo Draft House-Austin	Austin, TX	—	2,608	6,373	—	2,608	6,373	8,981	—	(226)	09/12	40 years
Carmike Champaign	Champaign, IL	—	—	9,381	125	—	9,506	9,506	—	(257)	09/12	40 years
WISP Resort	McHenry, MD	—	8,394	15,910	2,967	9,468	17,803	27,271		(2,180)	12/12	40 years
Topgolf-The Colony	Colony, TX	—	4,004	13,665	(240)	4,004	13,425	17,429	—	(336)	12/12	40 years
Regal Virginia Gateway	Gainesville, VA	—	—	10,846	—	—	10,846	10,846	—	(294)	02/13	40 years
Chester Community Charter School	Chester Upland, PA	—	518	5,900	—	518	5,900	6,418	—	(221)	03/13	40 years
Lowcountry Leadership Academy	Hollywood, SC	—	806	5,776	—	806	5,776	6,582	—	(185)	03/13	40 years
Children's Learning Adventure	Lake Pleasant, AZ	—	986	3,524	—	986	3,524	4,510	—	(151)	03/13	40 years
Camden Community Charter School	Camden, NJ	—	548	10,569	—	548	10,569	11,117	—	(470)	04/13	40 years
Rittenhouse Excess Land	Queen Creek, AZ	—	2,612	—	(940)	1,672	—	1,672	—	—	04/13	40 years
McKinley Academy-Chicago	Chicago, IL	—	509	5,895	2,961	509	8,856	9,365	—	(192)	05/13	40 years
Learning Foundation & Performing Arts Academy	Gilbert, AZ	—	1,336	6,593	—	1,336	6,593	7,929	—	(206)	05/13	40 years
Subtotals carried over to next page		$305,103	$478,443	$1,656,492	$205,004	$484,570	$1,855,369	$2,339,939		$(455,426)

EPR Properties Schedule III - Real Estate and Accumulated Depreciation December 31, 2014 (Dollars in thousands)

			Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2014
Description	Location	Debt	Land	Buildings, Equipment & improvements		Land	Buildings, Equipment & Improvements	Total		Accumulated depreciation	Date acquired	Depreciation life
Subtotal from previous page	n/a	$305,103	$478,443	$1,656,492	$205,004	$484,570	$1,855,369	$2,339,939		$(455,426)	n/a	n/a
Bella Mente Academy	Vista, CA	—	1,283	3,354	1,168	1,283	4,522	5,805	—	(112)	05/13	40 years
Global Village Academy-Colorado Springs	Colorado Springs, CO	—	1,205	6,350	(194)	1,205	6,156	7,361	—	(237)	06/13	40 years
Skyline Chandler	Chandler, AZ	—	1,039	9,590	—	1,039	9,590	10,629	—	(423)	07/13	40 years
The Ambassador Theatre	Lafayette, LA	14,360	—	12,728	—	—	12,728	12,728	—	(398)	08/13	40 years
New Iberia Theatre	New Iberia, LA	—	—	1,630	—	—	1,630	1,630	—	(51)	08/13	40 years
Camelback Mountain Resort	Tannersville, PA	—	34,940	34,629	—	34,940	34,629	69,569	—	(3,213)	09/13	40 years
Hollywood 16 Theatre	Tuscaloosa, AL	4,960	—	11,287	—	—	11,287	11,287	—	(353)	09/13	40 years
Tampa Veterans 24	Tampa, FL	—	1,700	23,483	—	1,700	23,483	25,183	—	(939)	10/13	40 years
Cantera Stadium 17	Warrenville, IL	—	14,000	17,318	—	14,000	17,318	31,318	—	(815)	10/13	40 years
Topgolf-Alpharetta	Alpharetta, GA	—	5,608	16,616	—	5,608	16,616	22,224		(208)	05/13	40 years
Children's Learning Adventure	Goodyear, AZ	—	1,308	7,275	—	1,308	7,275	8,583		(104)	06/13	40 years
Topgolf-Scottsdale	Scottsdale, AZ	—	—	16,942	—	—	16,942	16,942		(212)	06/13	40 years
American Intl School of Utah	Salt Lake City, UT	—	8,173	10,982	—	8,173	10,982	19,155	—	(51)	07/13	40 years
Topgolf-Spring	Spring, TX	—	4,928	14,522	—	4,928	14,522	19,450	—	(242)	07/13	40 years
Children's Learning Adventure	Oklahoma City, OK	—	1,149	9,839	—	1,149	9,839	10,988	—	(24)	08/13	40 years
Children's Learning Adventure	Las Vegas, NV	—	985	6,721	—	985	6,721	7,706	—	—	09/13	40 years
Cantera FEC	Warrenville, IL	—	—	6,469	—	—	6,469	6,469	—	(64)	10/13	40 years
Franklin Academy Palm Beach	Palm Beach, FL	—	3,323	15,824	—	3,323	15,824	19,147	—	(99)	10/13	40 years
Tiger 13	Opelika, AL	—	1,314	8,951	—	1,314	8,951	10,265	—	(112)	11/12	40 years
iLEAD Charter School	Mesa, AZ	—	2,109	6,032	—	2,109	6,032	8,141	—	(38)	12/13	40 years
North Carolina Leadership Acad	Kernersville, NC	—	1,362	8,182	—	1,362	8,182	9,544	—	(100)	12/13	40 years
Basis Private San Jose	San Jose, CA	—	9,966	25,535	—	9,966	25,535	35,501	—	(214)	12/13	40 years
Children's Learning Adventure	Mesa, AZ	—	762	6,987	—	762	6,987	7,749	—	(202)	01/14	40 years
Global Village Academy-Fort Collins	Fort Collins, CO	—	618	5,031	—	618	5,031	5,649	—	(72)	02/14	40 years
Topgolf-Brandon	Tampa, FL	—	—	15,726	—	—	15,726	15,726	—	—	02/14	40 years
Topgolf-Gilbert	Gilbert, AZ	—	4,735	16,130	—	4,735	16,130	20,865	—	—	02/14	40 years
Wilson Prep Academy	Wilson, NC	—	424	5,342	—	424	5,342	5,766	—	(33)	03/14	40 years
Bedford Theater 7	Bedford, IN	1,529	349	1,594	—	349	1,594	1,943	—	(30)	04/14	40 years
Seymour Stadium 8	Seymour, IN	2,611	1,028	2,291	—	1,028	2,291	3,319	—	(41)	04/14	40 years
Wilder Stadium 14	Wilder, KY	9,611	983	11,233	—	983	11,233	12,216	—	(196)	04/14	40 years
Bowling Green Stadium 12	Bowling Green, KY	9,018	1,241	10,222	—	1,241	10,222	11,463	—	(181)	04/14	40 years
New Albany Stadium 12	New Albany, IN	13,584	2,461	14,807	—	2,461	14,807	17,268	—	(258)	04/14	40 years
Clarksville Stadium 16	Clarksville, TN	16,153	3,764	16,769	—	3,764	16,769	20,533	—	(293)	04/14	40 years
Lycoming Mall 12	Williamsport, PA	7,023	2,243	6,684	—	2,243	6,684	8,927	—	(122)	04/14	40 years
Noblesville Stadium 10	Noblesville, IN	6,560	886	7,453	—	886	7,453	8,339	—	(132)	04/14	40 years
Subtotals carried over to next page		$390,512	$592,329	$2,051,020	$205,978	$598,456	$2,250,871	$2,849,327		$(464,995)

EPR Properties Schedule III - Real Estate and Accumulated Depreciation December 31, 2014 (Dollars in thousands)

			Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2014
Description	Location	Debt	Land	Buildings, Equipment & improvements		Land	Buildings, Equipment & Improvements	Total		Accumulated depreciation	Date acquired	Depreciation life
Subtotal from previous page	n/a	$390,512	$592,329	$2,051,020	$205,978	$598,456	$2,250,871	$2,849,327		$(464,995)	n/a	n/a
Moline Stadium 14	Moline, IL	9,556	1,963	10,183	—	1,963	10,183	12,146	—	(179)	04/14	40 years
O'Fallon Stadium 14	O'Fallon, MO	6,598	1,046	7,342	—	1,046	7,342	8,388	—	(128)	04/14	40 years
McDonough Stadium 16	McDonough, GA	15,007	2,235	16,842	—	2,235	16,842	19,077	—	(295)	04/14	40 years
International Hotel Ventures, Inc.		1,850	—	—	—	—	—	—	—	—	04/14	n/a
Impact Charter Elementary	Baker, LA	—	190	6,563	—	190	6,563	6,753	—	(13)	04/14	40 years
Bradford Preparatory School	Charlotte, NC	—	1,559	1,477	—	1,559	1,477	3,036	—	(8)	05/14	40 years
Horizon Science Academy South Chicago	Chicago, IL	—	1,544	6,074	—	1,544	6,074	7,618	—	(42)	05/14	40 years
Marketplace Digital Cinema 20	Sterling Heights, MI	—	10,849	—	—	10,849	—	10,849	—	—	12/14	40 years
Property under development		—	181,798	—	—	181,798	—	181,798	—	—	n/a	n/a
Land held for development		—	206,001	—	—	206,001	—	206,001	—	—	n/a	n/a
Unsecured revolving credit facility		62,000	—	—	—	—	—	—		—	n/a	n/a
Senior unsecured notes payable and term loan		1,160,000	—	—	—	—	—	—		—	n/a	n/a
Total		$1,645,523	$999,514	$2,099,501	$205,978	$1,005,641	$2,299,352	$3,304,993		$(465,660)

EPR Properties Schedule III - Real Estate and Accumulated Depreciation (continued) Reconciliation (Dollars in thousands) December 31, 2014

Real Estate:
Reconciliation:
Balance at beginning of the year	$2,804,609
Acquisition and development of rental properties during the year	514,016
Disposition of rental properties during the year	(13,632)
Balance at close of year	$3,304,993
Accumulated Depreciation
Reconciliation:
Balance at beginning of the year	$409,643
Depreciation during the year	58,983
Disposition of rental properties during the year	(2,966)
Balance at close of year	$465,660
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
Except for application of the updated Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in 2013, there have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by COSO. Based on our evaluation under the framework in Internal Control–Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2014. KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the effectiveness of our internal control over financial reporting.

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

We have audited EPR Properties’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). EPR Properties’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, EPR Properties maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of EPR Properties and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 25, 2015 expressed an unqualified opinion on those consolidated financial statements.
As discussed in Note 2 to the financial statements, the Company adopted FASB Accounting Standards Update (ASU) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, in 2014.

/s/ KPMG LLP

Kansas City, Missouri
February 25, 2015

Item 9B. Other Information
Not applicable.
PART III

Item 10. Directors, Executive Officers and Corporate Governance
The Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 13, 2015 (the “Proxy Statement”), contains under the captions “Election of Trustees”, “Company Governance”, “Executive Officers”, and “Section 16(a) Beneficial Ownership Reporting Compliance” the information required by Item 10 of this Annual Report on Form 10-K, which information is incorporated herein by this reference.
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

PART IV

Item 15. Exhibits and Financial Statement Schedules
(1) Financial Statements: See Part II, Item 8 hereof
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2014 and 2013
Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Changes in Equity for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012
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

EPR Properties

Dated:	February 25, 2015	By	/s/ Gregory K. Silvers
Gregory K. Silvers, President and Chief Executive Officer (Principal Executive Officer)

Dated:	February 25, 2015	By	/s/ Mark A. Peterson
Mark A. Peterson, Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Robert J. Druten	February 25, 2015
Robert J. Druten, Chairman of the Board

/s/ Gregory K. Silvers	February 25, 2015
Gregory K. Silvers, President, Chief Executive Officer (Principal Executive Officer) and Trustee

/s/ Mark A. Peterson	February 25, 2015
Mark A. Peterson, Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ Thomas M. Bloch	February 25, 2015
Thomas M. Bloch, Trustee

/s/ Barrett Brady	February 25, 2015
Barrett Brady, Trustee

/s/ Peter Brown	February 25, 2015
Peter Brown, Trustee

/s/ Jack A. Newman, Jr.	February 25, 2015
Jack A. Newman, Jr., Trustee

/s/ Robin P. Sterneck	February 25, 2015
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

3.8	Amended and Restated Bylaws of the Company (inclusive of all amendments through December 5, 2014) which are attached hereto as Exhibit 3.8

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

4.21
Supplemental Indenture, dated as of July 23, 2013, among the Company, certain subsidiaries of the Company named therein and U.S. Bank National Association, as trustee, which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed July 29, 2013, is hereby incorporated by reference as Exhibit 4.21

4.22
Supplemental Indenture, dated as of July 23, 2013, among the Company, certain subsidiaries of the Company named therein and U.S. Bank National Association, as trustee, which is attached as Exhibit 4.2 to the Company's Form 8-K (Commission File No. 001-13561) filed July 29, 2013, is hereby incorporated by reference as Exhibit 4.22

4.23
Supplemental Indenture, dated as of July 23, 2013, among the Company, certain subsidiaries of the Company named therein and UMB Bank, N.A., as trustee, which is attached as Exhibit 4.3 to the Company's Form 8-K (Commission File No. 001-13561) filed July 29, 2013, is hereby incorporated by reference as Exhibit 4.23

4.24
Supplemental Indenture, dated as of March 26, 2014, among the Company, certain subsidiaries of the Company named therein and U.S. Bank National Association, as trustee, which is attached as Exhibit 4.1 to the Company's Form 10-Q (Commission File No. 001-13561) filed April 30, 2014, is hereby incorporated by reference as Exhibit 4.24

4.25
Supplemental Indenture, dated as of March 26, 2014, among the Company, certain subsidiaries of the Company named therein and U.S. Bank National Association, as trustee, which is attached as Exhibit 4.2 to the Company's Form 10-Q (Commission File No. 001-13561) filed April 30, 2014, is hereby incorporated by reference as Exhibit 4.25

4.26
Supplemental Indenture, dated as of March 26, 2014, among the Company, certain subsidiaries of the Company named therein and UMB Bank, n.a., as trustee, which is attached as Exhibit 4.2 to the Company's Form 10-Q (Commission File No. 001-13561) filed April 30, 2014, is hereby incorporated by reference as Exhibit 4.26

4.27
Ownership Limit Waiver Agreement, dated October 31, 2014, between the Company and Cohen & Steers Capital Management, Inc., which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed November 6, 2014, is hereby incorporated by reference as Exhibit 4.27

10.1
Second Amended and Restated Credit Agreement, dated as of July 23, 2013, among the Company and certain subsidiaries of the Company named therein, as borrowers, the Lenders defined therein, and KeyBank National Association, as administrative agent, JP Morgan Chase Bank, N.A. and RBC Capital Markets, as co-syndication agents, and each of KeyBanc Capital Markets, LLC, J.P. Morgan Securities, Inc. and RBC Capital Markets, as joint lead arrangers and joint book runners, which is attached as Exhibit 10.1 to the Company's Form 8-K (Commission File No. 001-13561) filed July 29, 2013, is hereby incorporated by reference as Exhibit 10.1

10.2
Amended and Restated Credit Agreement, dated as of July 23, 2013, among the Company and certain subsidiaries of the Company named therein, as borrowers, the Lenders defined therein, and KeyBank National Association, as administrative agent, JP Morgan Securities, Inc., RBC Capital Markets and Citicorp Global Markets, Inc., as co-syndication agents, and each of KeyBanc Capital Markets, LLC, J.P. Morgan Securities, Inc. RBC Capital Markets and Citigroup Global Markets, Inc. as joint lead arrangers and joint book runners, which is attached as Exhibit 10.2 to the Company's Form 8-K (Commission File No. 001-13561) filed July 29, 2013, is hereby incorporated by reference as Exhibit 10.2

10.3*
Form of Indemnification Agreement entered into between the Company and each of its trustees and officers, which is attached as Exhibit 10.8 to Amendment No. 1, filed October 28, 1997, to the Company's Registration Statements on Form S-11 (Registration No. 333-35281), is hereby incorporated by reference as Exhibit 10.3

10.4*
Form of Indemnification Agreement, which is attached as Exhibit 10.2 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 14, 2007, is hereby incorporated by reference as Exhibit 10.4

10.5*
Deferred Compensation Plan for Non-Employee Trustees, which is attached as Exhibit 10.10 to Amendment No. 2, filed November 5, 1997, to the Company's Registration Statement on Form S-11 (Registration No. 333-35281), is hereby incorporated by reference as Exhibit 10.5

10.6*
Annual Incentive Program, which is attached as Exhibit 10.11 to Amendment No. 2, filed November 5, 1997, to the Company's Registration Statement on Form S-11 (Registration No. 333-35281), is hereby incorporated by reference as Exhibit 10.6

10.7*
First Amended and Restated 1997 Share Incentive Plan included as Appendix D to the Company's definitive proxy statement filed April 8, 2004 (Commission File No. 001-13561), is hereby incorporated by reference as Exhibit 10.7

10.8*
Form of 1997 Share Incentive Plan Restricted Shares Award Agreement, which is attached as Exhibit 10.14 to the Company's Form 10-K (Commission File No. 001-13561) filed February 28, 2007, is hereby incorporated by reference as Exhibit 10.8

10.9*
Form of Option Certificate Issued Pursuant to the Company's 1997 Share Incentive Plan, which is attached as Exhibit 10.15 to the Company's Form 10-K (Commission File No. 001-13561) filed February 28, 2007, is hereby incorporated by reference as Exhibit 10.9

10.10*
2007 Equity Incentive Plan, as amended, which is attached as Exhibit 10.2 to the Company's Form 8-K filed May 15, 2013 (Commission File No. 001-13561), is hereby incorporated by reference as Exhibit 10.10

10.11*
Form of 2007 Equity Incentive Plan Nonqualified Share Option Agreement for Employee Trustees, which is attached as Exhibit 10.2 to the Company's Registration Statement on Form S-8 (Registration No. 333-142831) filed on May 11, 2007, is hereby incorporated by reference as Exhibit 10.11

10.12*
Form of 2007 Equity Incentive Plan Nonqualified Share Option Agreement for Non-Employee Trustees, which is attached as Exhibit 10.3 to the Company's Registration Statement on Form S-8 (Registration No. 333-142831) filed on May 11, 2007, is hereby incorporated by reference as Exhibit 10.12

10.13*
Form of 2007 Equity Incentive Plan Restricted Shares Agreement for Employees, which is attached as Exhibit 10.4 to the Company's Registration Statement on Form S-8 (Registration No. 333-142831) filed on May 11, 2007, is hereby incorporated by reference as Exhibit 10.13

10.14*
Form of 2007 Equity Incentive Plan Restricted Shares Agreement for Non-Employee Trustees, which is attached as Exhibit 10.3 to the Company's Form 8-K filed May 20, 2009 (Commission File No. 001-13561), is hereby incorporated by reference as Exhibit 10.14

10.15*
Employment Agreement, entered into as of February 28, 2007, by the Company and David M. Brain, which is attached as Exhibit 10.16 to the Company's Form 10-K (Commission File No. 001-13561) filed February 28, 2007, is hereby incorporated by reference as Exhibit 10.15

10.16*
Employment Agreement, entered into as of February 28, 2007, by the Company and Gregory K. Silvers, which is attached as Exhibit 10.17 to the Company's Form 10-K (Commission File No. 001-13561) filed February 28, 2007, is hereby incorporated by reference as Exhibit 10.16

10.17*
Employment Agreement, entered into as of February 28, 2007, by the Company and Mark A. Peterson, which is attached as Exhibit 10.18 to the Company's Form 10-K (Commission File No. 001-13561) filed February 28, 2007, is hereby incorporated by reference as Exhibit 10.17

10.18*
Employment Agreement, entered into as of February 28, 2007, by the Company and Michael L. Hirons, which is attached as Exhibit 10.19 to the Company's Form 10-K (Commission File No. 001-13561) filed February 28, 2007, is hereby incorporated by reference as Exhibit 10.18

10.19*
Employment Agreement, entered into as of May 14, 2009, by the Company and Morgan G. Earnest II, which is attached as Exhibit 10.1 to the Company's Form 8-K (Commission File No. 001-13561) filed May 20, 2009, is hereby incorporated by reference as Exhibit 10.19

10.20
Joinder Agreement, dated as of March 26, 2014, among certain subsidiaries of the Company named therein and KeyBank National Association, as administrative agent, under the Amended and Restated Credit Agreement, dated as of July 23, 2013, among the parties thereto, which is attached as Exhibit 10.1 to the Company's Form 10-Q (Commission File No. 001-13561) filed April 30, 2014, is hereby incorporated by reference as Exhibit 10.20

10.21
Joinder Agreement, dated as of March 26, 2014, among certain subsidiaries of the Company named therein and KeyBank National Association, as administrative agent, under the Amended and Restated Credit Agreement, dated as of July 23, 2013, among the parties thereto, which is attached as Exhibit 10.2 to the Company's Form 10-Q (Commission File No. 001-13561) filed April 30, 2014, is hereby incorporated by reference as Exhibit 10.21

10.22
Lender Joinder Agreement, dated as of March 26, 2014, among the Company, certain subsidiaries of the Company named therein, BOKF, NA, as issuing lender, and KeyBank National Association, as administrative agent, under the Amended and Restated Credit Agreement, dated as of July 23, 2013, among the parties thereto, which is attached as Exhibit 10.3 to the Company's Form 10-Q (Commission File No. 001-13561) filed April 30, 2014, is hereby incorporated by reference as Exhibit 10.22

10.23
Lender Joinder Agreement, dated as of March 26, 2014, among the Company, certain subsidiaries of the Company named therein, the issuing lenders named therein, and KeyBank National Association, as administrative agent, under the Amended and Restated Credit Agreement, dated as of July 23, 2013, among the parties thereto, which is attached as Exhibit 10.4 to the Company's Form 10-Q (Commission File No. 001-13561) filed April 30, 2014, is hereby incorporated by reference as Exhibit 10.23

10.24
Lender Joinder Agreement, dated as of September 19, 2014, among the Company, certain subsidiaries of the Company named therein, Bank of Blue Valley, as issuing lender, and Key Bank National Association, as administrative agent, under the Amended and Restated Credit Agreement, dated as of July 23, 2013, among the parties thereto, which is attached as Exhibit 10.1 to the Company's Form 10-Q (Commission File No. 001-13561) filed October 29, 2014, is hereby incorporated by reference as Exhibit 10.24

10.25*
Separation Agreement and Release, executed on November 20, 2014, effective as of October 31, 2014, between the Company and Neil E. Sprague, which is attached as Exhibit 10.1 to the Company's Form 8-K (Commission File No. 001-13561) filed November 24, 2014, is hereby incorporated by reference as Exhibit 10.25

12.1	Computation of Ratio of Earnings to Fixed Charges is attached hereto as Exhibit 12.1

12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends is attached hereto as Exhibit 12.2

21	The list of the Company's Subsidiaries is attached hereto as Exhibit 21

23	Consent of KPMG LLP is attached hereto as Exhibit 23

31.1
Certification of Gregory K. Silvers pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached hereto as Exhibit 31.1

31.2
Certification of Mark A. Peterson pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached hereto as Exhibit 31.2

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