Form 10-Q
period 2015-03-31
EPR PROPERTIES
filed 2015-04-29
CIK 1045450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

At April 28, 2015, there were 57,186,434 common shares outstanding.

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

•	Our ability to secure adequate insurance and risk of potential uninsured losses, including from natural disasters;

•	Risks involved in joint ventures;

•	Risks in leasing multi-tenant properties;

•	A failure to comply with the Americans with Disabilities Act or other laws;

•	Risks of environmental liability;

•	Risks associated with the relatively illiquid nature of our real estate investments;

•	Risks with owning assets in foreign countries;

•	Risks associated with owning, operating or financing properties for which the tenants', mortgagors' or our operations may be impacted by weather conditions and climate change;

•	Risks associated with the development, redevelopment and expansion of properties and the acquisition of other real estate related companies;

•	Our ability to pay dividends in cash or at current rates;

•	Fluctuations in the market prices for our shares;

•	Certain limits on changes in control imposed under law and by our Declaration of Trust and Bylaws;

•	Policy changes obtained without the approval of our shareholders;

•	Equity issuances that could dilute the value of our shares;

•	Future offerings of debt or equity securities, which may rank senior to our common shares;

•	Risks associated with changes in the Canadian exchange rate; and

•	Changes in laws and regulations, including tax laws and regulations.

Our forward-looking statements represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. For further discussion of these factors see Item 1A - "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission ("SEC") on February 25, 2015.

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

ii

iii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
EPR PROPERTIES Consolidated Balance Sheets (Dollars in thousands except share data)

	March 31, 2015	December 31, 2014
	(unaudited)
Assets
Rental properties, net of accumulated depreciation of $471,057 and $465,660 at March 31, 2015 and December 31, 2014, respectively	$2,473,349	$2,451,534
Land held for development	28,119	206,001
Property under development	390,205	181,798
Mortgage notes and related accrued interest receivable	527,104	507,955
Investment in a direct financing lease, net	200,266	199,332
Investment in joint ventures	5,902	5,738
Cash and cash equivalents	102,206	3,336
Restricted cash	22,454	13,072
Deferred financing costs, net	22,777	19,909
Accounts receivable, net	56,397	47,282
Other assets	74,523	66,091
Total assets	$3,903,302	$3,702,048
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$78,499	$82,180
Common dividends payable	17,296	16,281
Preferred dividends payable	5,952	5,952
Unearned rents and interest	42,628	25,623
Debt	1,849,424	1,645,523
Total liabilities	1,993,799	1,775,559
Equity:
Common Shares, $.01 par value; 75,000,000 shares authorized; and 59,161,726 and 58,952,404 shares issued at March 31, 2015 and December 31, 2014, respectively	591	589
Preferred Shares, $.01 par value; 25,000,000 shares authorized:
5,400,000 Series C convertible shares issued at March 31, 2015 and December 31, 2014; liquidation preference of $135,000,000	54	54
3,450,000 Series E convertible shares issued at March 31, 2015 and December 31, 2014; liquidation preference of $86,250,000	35	35
5,000,000 Series F shares issued at March 31, 2015 and December 31, 2014; liquidation preference of $125,000,000	50	50
Additional paid-in-capital	2,294,500	2,283,440
Treasury shares at cost: 1,983,759 and 1,826,463 common shares at March 31, 2015 and December 31, 2014, respectively	(77,001)	(67,846)
Accumulated other comprehensive income	8,711	12,566
Distributions in excess of net income	(317,814)	(302,776)
EPR Properties shareholders’ equity	1,909,126	1,926,112
Noncontrolling interests	377	377
Total equity	$1,909,503	$1,926,489
Total liabilities and equity	$3,903,302	$3,702,048
See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Income (Unaudited) (Dollars in thousands except per share data)

	Three Months Ended March 31,
	2015	2014
Rental revenue	$76,740	$66,431
Tenant reimbursements	4,303	4,588
Other income	550	174
Mortgage and other financing income	17,843	18,664
Total revenue	99,436	89,857
Property operating expense	6,357	6,449
Other expense	102	98
General and administrative expense	7,682	7,462
Retirement severance expense	18,578	—
Interest expense, net	18,587	19,899
Transaction costs	1,606	196
Depreciation and amortization	19,355	15,327
Income before equity in income from joint ventures and other items	27,169	40,426
Equity in income from joint ventures	164	311
Gain on sale of real estate	23,924	330
Income before income taxes	51,257	41,067
Income tax expense	8,426	925
Income from continuing operations	$42,831	$40,142
Discontinued operations:
Income (loss) from discontinued operations	(10)	15
Transaction (costs) benefit	—	3,376
Net income attributable to EPR Properties	42,821	43,533
Preferred dividend requirements	(5,952)	(5,952)
Net income available to common shareholders of EPR Properties	$36,869	$37,581
Per share data attributable to EPR Properties common shareholders:
Basic earnings per share data:
Income from continuing operations	$0.65	$0.65
Income from discontinued operations	—	0.07
Net income available to common shareholders	$0.65	$0.72
Diluted earnings per share data:
Income from continuing operations	$0.64	$0.65
Income from discontinued operations	—	0.06
Net income available to common shareholders	$0.64	$0.71
Shares used for computation (in thousands):
Basic	57,111	52,541
Diluted	57,378	52,719
See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Comprehensive Income (Unaudited) (Dollars in thousands)

	Three Months Ended March 31,
	2015	2014
Net income attributable to EPR Properties	$42,821	$43,533
Other comprehensive income (loss):
Foreign currency translation adjustment	(17,302)	(8,488)
Change in unrealized gain on derivatives	13,447	6,424
Comprehensive income attributable to EPR Properties	$38,966	$41,469
See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Changes in Equity Three Months Ended March 31, 2015 (Unaudited) (Dollars in thousands)

	EPR Properties Shareholders’ Equity
	Common Stock		Preferred Stock		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income	Distributions in excess of net income	Noncontrolling Interests	Total
	Shares	Par	Shares	Par
Balance at December 31, 2014	58,952,404	$589	13,850,000	$139	$2,283,440	$(67,846)	$12,566	$(302,776)	$377	$1,926,489
Issuance of nonvested shares	188,685	2	—	—	1,923	—	—	—	—	1,925
Purchase of common shares for vesting	—	—	—	—	—	(8,240)	—	—	—	(8,240)
Amortization of nonvested shares	—	—	—	—	1,434	—	—	—	—	1,434
Share option expense	—	—	—	—	274	—	—	—	—	274
Share based compensation included in retirement severance expense	—	—	—	—	6,377	—	—	—	—	6,377
Foreign currency translation adjustment	—	—	—	—	—	—	(17,302)	—	—	(17,302)
Change in unrealized gain/loss on derivatives	—	—	—	—	—	—	13,447	—	—	13,447
Net income	—	—	—	—	—	—	—	42,821	—	42,821
Issuances of common shares	2,796	—	—	—	170	—	—	—	—	170
Stock option exercises, net	17,841	—	—	—	882	(915)	—	—	—	(33)
Dividends to common and preferred shareholders	—	—	—	—	—	—	—	(57,859)	—	(57,859)
Balance at March 31, 2015	59,161,726	$591	13,850,000	$139	$2,294,500	$(77,001)	$8,711	$(317,814)	$377	$1,909,503

See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Cash Flows (Unaudited) (Dollars in thousands)

	Three Months Ended March 31,
	2015	2014
Operating activities:
Net income	$42,821	$43,533
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations	10	(3,391)
Gain on sale of real estate	(23,924)	(330)
Deferred income tax expense	6,888	407
Equity in income from joint ventures	(164)	(311)
Depreciation and amortization	19,355	15,327
Amortization of deferred financing costs	1,096	1,015
Amortization of above market leases	48	48
Share-based compensation expense to management and Trustees	1,972	2,328
Share-based compensation expense included in retirement severance expense	6,377	—
Decrease (increase) in restricted cash	730	(3,425)
Increase in mortgage notes accrued interest receivable	(599)	(107)
Decrease (increase) in accounts receivable, net	(2,330)	371
Increase in direct financing lease receivable	(934)	(694)
Increase in other assets	(2,891)	(2,446)
Increase (decrease) in accounts payable and accrued liabilities	2,529	(14,712)
Increase in unearned rents and interest	6,079	3,793
Net operating cash provided by continuing operations	57,063	41,406
Net operating cash provided by discontinued operations	455	124
Net cash provided by operating activities	57,518	41,530
Investing activities:
Acquisition of rental properties and other assets	(49,207)	(12,264)
Proceeds from sale of real estate	43,790	915
Proceeds from settlement of derivative	—	5,725
Investment in mortgage notes receivable	(18,698)	(4,472)
Proceeds from mortgage note receivable paydown	148	76
Investment in promissory notes receivable	—	(2,207)
Additions to properties under development	(69,195)	(50,621)
Net cash used by investing activities	(93,162)	(62,848)
Financing activities:
Proceeds from long-term debt facilities	453,914	47,000
Principal payments on long-term debt	(251,100)	(39,728)
Deferred financing fees paid	(2,878)	(449)
Net proceeds from issuance of common shares	123	79,579
Impact of stock option exercises, net	(33)	(21)
Purchase of common shares for treasury for vesting	(8,222)	(2,892)
Dividends paid to shareholders	(56,796)	(49,638)
Net cash provided by financing activities	135,008	33,851
Effect of exchange rate changes on cash	(494)	(85)
Net increase in cash and cash equivalents	98,870	12,448
Cash and cash equivalents at beginning of the period	3,336	7,958
Cash and cash equivalents at end of the period	$102,206	$20,406
Supplemental information continued on next page.

EPR PROPERTIES Consolidated Statements of Cash Flows (Unaudited) (Dollars in thousands) Continued from previous page.

	Three Months Ended March 31,
	2015	2014
Supplemental schedule of non-cash activity:
Transfer of property under development to rental property	$30,466	$243
Issuance of nonvested shares and restricted share units at fair value, including nonvested shares issued for payment of bonuses	$11,610	$14,470
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$34,871	$34,384
Cash paid during the period for income taxes	$397	$355
Interest cost capitalized	$4,348	$1,287
Decrease in accrued capital expenditures	$(5,009)	$(4,016)
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

2. Summary of Significant Accounting Policies

Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. In addition, operating results for the three month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

The consolidated balance sheet as of December 31, 2014 has been derived from the audited consolidated balance sheet at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (SEC) on February 25, 2015.

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

Allowance for Doubtful Accounts
The Company makes estimates of the collectability of its accounts receivable related to base rents, tenant escalations (straight-line rents), reimbursements and other income. The Company specifically analyzes trends in accounts receivable, historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of its allowance for doubtful accounts. When evaluating customer creditworthiness, management reviews the periodic financial statements for significant tenants and specifically evaluates the strength and material changes in net operating income, coverage ratios, leverage and other factors to assess the tenant's credit quality. In addition, when customers are in bankruptcy, the Company makes estimates of the expected recovery of pre-petition administrative and damage claims. These estimates have a direct impact on the Company's net income.

Revenue Recognition
Rents that are fixed and determinable are recognized on a straight-line basis over the minimum term of the leases. Base rent escalation on leases that are dependent upon increases in the Consumer Price Index (CPI) is recognized when known. In addition, most of the Company's tenants are subject to additional rents if gross revenues of the properties exceed certain thresholds defined in the lease agreements (percentage rents). Percentage rents as well as participating interest for those mortgage agreements that contain similar such clauses are recognized at the time when specific triggering events occur as provided by the lease or mortgage agreements. Rental revenue included percentage rents of $0.3 million for both the three months ended March 31, 2015 and 2014. The Company recognized no participating interest income in mortgage and other financing income for both the three months ended March 31, 2015 and 2014. Lease termination fees are recognized when the related leases are canceled and the Company has no obligation to provide services to such former tenants. Termination fees of $0.1 million were recognized during both the three months ended March 31, 2015 and 2014.

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

Income Taxes
As previously disclosed, in 2013, the Canada Revenue Agency (CRA) commenced an examination of the Company's taxable subsidiary that files returns in Canada for tax years 2010 and 2011. Based on interactions with the taxing authority in the first quarter of 2015, the Company reevaluated its measurement of uncertain tax positions and recorded a liability of $7.9 million during the three months ended March 31, 2015. Of this amount $1.4 million was recorded as a current tax liability and $6.5 million was recorded as an adjustment to deferred tax assets. Based on the Company's current knowledge of the examination, management does not anticipate any additional significant increase in uncertain tax positions during the next twelve months. The tax years prior to 2010 for this subsidiary are no longer subject to examination.

Concentrations of Risk
American Multi-Cinema, Inc. (AMC) was the lessee of a substantial portion (25%) of the megaplex theatre rental properties held by the Company at March 31, 2015 primarily as a result of a series of sale leaseback transactions pertaining to AMC megaplex theatres. A substantial portion of the Company’s total revenues (approximately $21.4 million or 21% and $21.7 million or 24%, for the three months ended March 31, 2015 and 2014, respectively) result from the revenue from AMC under the leases, or from its parent, AMC Entertainment, Inc. (AMCE), as the guarantor of AMC’s obligations under the leases. AMCE is wholly owned by AMC Entertainment Holdings, Inc. (AMCEH). AMCEH is a publicly held company (NYSE: AMC) and its consolidated financial information is publicly available as www.sec.gov.

For the three months ended March 31, 2015 and 2014, approximately $8.9 million or 9%, and $10.2 million or 11%, respectively, of total revenue was derived from the Company's four entertainment retail centers in Ontario, Canada. The Company's wholly owned subsidiaries that hold the four Canadian entertainment retail centers represent approximately $176.6 million or 9% and $200.4 million or 10% of the Company's net assets at March 31, 2015 and December 31, 2014, respectively.

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

Share-based compensation expense consists of share option expense, amortization of nonvested share grants, and amortization of share units issued to non-employee Trustees for payment of their annual retainers. Share-based compensation included in general and administrative expense in the accompanying consolidated statements of income totaled $2.0 million and $2.3 million for the three months ended March 31, 2015 and 2014, respectively. Share-based compensation included in retirement severance expense in the accompanying consolidated statements of income totaled $6.4 million for the three months ended March 31, 2015 and related to the retirement of the Company's former President and Chief Executive Officer.

Share Options
Share options are granted to employees pursuant to the Long-Term Incentive Plan. The fair value of share options granted is estimated at the date of grant using the Black-Scholes option pricing model. Share options granted to employees vest over a period of four years and share option expense for these options is recognized on a straight-line basis over the vesting period. Expense recognized related to share options and included in general and administrative expense in the accompanying consolidated statements of income was $274 thousand and $363 thousand for the three months ended March 31, 2015 and 2014, respectively. Expense recognized related to share options and included in retirement severance expense in the accompanying consolidated statements of income was $1.4 million for the three months ended March 31, 2015 and related to the retirement of the Company's former President and Chief Executive Officer.

Nonvested Shares Issued to Employees
The Company grants nonvested shares to employees pursuant to both the Annual Incentive Program and the Long-Term Incentive Plan. The Company amortizes the expense related to the nonvested shares awarded to employees under the Long-Term Incentive Plan and the premium awarded under the nonvested share alternative of the Annual Incentive Program on a straight-line basis over the future vesting period (three or four years). Expense recognized related to nonvested shares and included in general and administrative expense in the accompanying consolidated statements of income was $1.4 million and $1.7 million for the three months ended March 31, 2015 and 2014, respectively. Expense related to nonvested shares and included in retirement severance expense in the accompanying consolidated statements of income was $5.0 million for the three months ended March 31, 2015 and related to the retirement of the Company's former President and Chief Executive Officer.

Restricted Share Units Issued to Non-Employee Trustees
The Company issues restricted share units to non-employee Trustees for payment of their annual retainers. The fair value of the share units granted was based on the share price at the date of grant. The share units vest upon the earlier of the day preceding the next annual meeting of shareholders or a change of control. The settlement date for the shares is selected by the non-employee Trustee, and ranges from one year from the grant date to upon termination of service. This expense is amortized by the Company on a straight-line basis over the year of service by the non-employee Trustees. Total expense recognized related to shares issued to non-employee Trustees was $264 thousand and $269 thousand for the three months ended March 31, 2015 and 2014, respectively.

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

3. Rental Properties

The following table summarizes the carrying amounts of rental properties as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Buildings and improvements	$2,296,177	$2,273,430
Furniture, fixtures & equipment	29,357	25,922
Land	618,872	617,842
	2,944,406	2,917,194
Accumulated depreciation	(471,057)	(465,660)
Total	$2,473,349	$2,451,534
Depreciation expense on rental properties was $18.4 million and $14.5 million for the three months ended March 31, 2015 and 2014, respectively.

4. Investments and Dispositions

The Company's investment spending during the three months ended March 31, 2015 totaled $136.4 million, and included investments in each of its four operating segments.

Entertainment investment spending during the three months ended March 31, 2015 totaled $16.9 million, and was related primarily to investments in build-to-suit construction of three megaplex theatres and development of one family entertainment center, as well as the acquisition of one megaplex theatre located in Virginia, each of which is subject to a long-term triple net lease or long-term mortgage agreement.

Education investment spending during the three months ended March 31, 2015 totaled $47.8 million, and was related primarily to investments in build-to-suit construction of 16 public charter schools, four private schools and 16 early childhood education centers, each of which is subject to a long-term triple net lease or long-term mortgage agreement.

Recreation investment spending during the three months ended March 31, 2015 totaled $68.8 million, and was related primarily to build-to-suit construction of 11 Topgolf golf entertainment facilities and Camelback Mountain Resort, as well as the acquisition of one ski resort located in Wintergreen, Virginia, each of which is subject to a long-term triple net lease or a long-term mortgage agreement.

Other investment spending during the three months ended March 31, 2015 totaled $2.9 million, and was related to the Adelaar casino and resort project in Sullivan County, New York.

On January 27, 2015, the Company completed the sale of a theatre located in Los Angeles, California for net proceeds of $42.7 million and recognized a gain on sale of $23.7 million during the three months ended March 31, 2015. In addition, during the three months ended March 31, 2015, the Company sold a land parcel adjacent to one of our public charter school investments for net proceeds of $1.1 million and the Company recognized a gain of $0.2 million.

5. Accounts Receivable, Net
The following table summarizes the carrying amounts of accounts receivable, net as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Receivable from tenants	$5,270	$6,705
Receivable from non-tenants (1)	9,212	602
Straight-line rent receivable	43,861	41,529
Allowance for doubtful accounts	(1,946)	(1,554)
Total	$56,397	$47,282

(1) Receivable from non-tenants at March 31, 2015 included $9.0 million related to infrastructure costs at the Company's Adelaar casino and resort project located in Sullivan County, New York. These costs are expected to be reimbursed through proceeds from IDA bonds that are not expected to be issued or guaranteed by the Company.

6. Investment in a Direct Financing Lease

The Company’s investment in a direct financing lease relates to the Company’s master lease of 23 public charter school properties as of March 31, 2015 and December 31, 2014, with affiliates of Imagine Schools, Inc. (Imagine). Investment in a direct financing lease, net represents estimated unguaranteed residual values of leased assets and net unpaid rentals, less related deferred income. The following table summarizes the carrying amounts of investment in a direct financing lease, net as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Total minimum lease payments receivable	$482,226	$487,275
Estimated unguaranteed residual value of leased assets	172,880	172,880
Less deferred income (1)	(454,840)	(460,823)
Investment in a direct financing lease, net	$200,266	$199,332

(1) Deferred income is net of $1.5 million of initial direct costs at March 31, 2015 and December 31, 2014.

Additionally, the Company determined that no allowance for losses was necessary at March 31, 2015 and December 31, 2014.

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

The Company’s direct financing lease has expiration dates ranging from approximately 17 to 20 years. Future minimum rentals receivable on this direct financing lease at March 31, 2015 are as follows (in thousands):

Amount
Year:
2015	$15,384
2016	21,046
2017	21,678
2018	22,328
2019	22,998
Thereafter	378,792
Total	$482,226

7. Debt

On March 6, 2015, the Company prepaid in full a mortgage note payable of $30.4 million which was secured by one entertainment retail center.

On March 16, 2015, the Company issued $300.0 million in aggregate principal amount of senior notes due on April 1, 2025 pursuant to an underwritten public offering. The notes bear interest at an annual rate of 4.50%. Interest is payable on April 1 and October 1 of each year beginning on October 1, 2015 until the stated maturity date of April 1, 2025. The notes were issued at 99.638% of their face value and are unsecured and guaranteed by certain of the Company’s subsidiaries. The notes contain various covenants, including: (i) a limitation on incurrence of any debt which would cause the ratio of the Company’s debt to adjusted total assets to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause the ratio of the Company’s secured debt to adjusted total assets to exceed 40%; (iii) a limitation on incurrence of any debt which would cause the Company’s debt service coverage ratio to be less than 1.5 times and (iv) the maintenance at all times of the Company's total unencumbered assets such that they are not less than 150% of the Company’s outstanding unsecured debt.

On April 24, 2015, the Company amended, restated and combined its unsecured revolving credit and term loan facilities.

The amendments to the unsecured revolving portion of the new credit facility, among other things, (i) increase the initial amount from $535.0 million to $650.0 million, (ii) extend the maturity date from July 23, 2017, to April 24, 2019 (with the Company having the same right as before to extend the loan for one additional year, subject to certain terms and conditions) and (iii) lower the interest rate and facility fee pricing based on a grid related to the Company's senior unsecured credit ratings which at closing was LIBOR plus 1.25% and 0.25%, respectively. In connection with the amendment, $243 thousand of deferred financing costs (net of accumulated amortization) are expected to be written off during the three months ended June 30, 2015. At March 31, 2015, the Company had no debt outstanding under this portion of the facility.

The amendments to the unsecured term loan portion of the new facility, among other things, (i) increase the initial amount from $285.0 million to $350.0 million, (ii) extend the maturity date from July 23, 2018, to April 24, 2020 and (iii) lower the interest rate at all senior unsecured credit rating tiers which was LIBOR plus 1.40% at closing.

In addition, there is a $1.0 billion accordion feature on the combined unsecured revolving credit and term loan facility that increases the maximum borrowing amount available under the combined facility, subject to lender approval, from $1.0 billion to $2.0 billion.

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

Consolidated VIEs
As of March 31, 2015, the Company did not have any investments in consolidated VIEs.

Unconsolidated VIE
At March 31, 2015, the Company’s recorded investment in SVVI, a VIE that is unconsolidated, was $191.3 million. The Company’s maximum exposure to loss associated with SVVI is limited to the Company’s outstanding mortgage note and related accrued interest receivable of $191.3 million. While this entity is a VIE, the Company has determined that the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance is not held by the Company.

9. Derivative Instruments

All derivatives are recognized at fair value in the consolidated balance sheets within the line items "Other assets" and "Accounts payable and accrued liabilities" as applicable. The Company's derivatives are subject to a master netting arrangement and the Company has elected not to offset its derivative position for purposes of balance sheet presentation and disclosure. The Company had derivative liabilities of $6.2 million and $5.1 million recorded in “Accounts payable and accrued liabilities” and derivative assets of $29.3 million and $14.8 million recorded in “Other assets” in the consolidated balance sheet at March 31, 2015 and December 31, 2014, respectively. Had the Company elected to offset derivatives in the consolidated balance sheet pursuant to ASU 210-20-45, the Company would have had a net derivative asset of $23.1 million and $9.7 million (with no derivative liability) at March 31, 2015 and December 31, 2014, respectively.  The Company had not posted or received collateral with its derivative counterparties as of March 31, 2015 or December 31, 2014. See Note 10 for disclosures relating to the fair value of the derivative instruments as of March 31, 2015 and December 31, 2014.

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

The effective portion of changes in the fair value of interest rate derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (AOCI) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2015 and 2014, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness on cash flow hedges was recognized during the three months ended March 31, 2015 and 2014.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of March 31, 2015, the Company estimates that during the twelve months ending March 31, 2016, $2.2 million will be reclassified from AOCI to interest expense.

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

As of March 31, 2015, the Company had cross-currency swaps with a fixed original notional value of $100.0 million CAD and $98.1 million U.S. The net effect of these swaps is to lock in an exchange rate of $1.05 CAD per U.S. dollar on approximately $13.5 million of annual CAD denominated cash flows on the properties through June 2018.

The effective portion of changes in the fair value of foreign currency derivatives designated and that qualify as cash flow hedges of foreign exchange risk is recorded in AOCI and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative, as well as amounts excluded from the assessment of hedge effectiveness, is recognized directly in earnings. No hedge ineffectiveness on foreign currency derivatives was recognized for the three months ended March 31, 2015 and 2014. As of March 31, 2015, the Company estimates that during the twelve months ending March 31, 2016, $2.2 million will be reclassified from AOCI to other income.

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

For foreign currency derivatives designated as net investment hedges, the effective portion of changes in the fair value of the derivatives are reported in AOCI as part of the cumulative translation adjustment. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness on net investment hedges was recognized for the three months ended March 31, 2015 and 2014. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated.

Below is a summary of the effect of derivative instruments on the consolidated statements of changes in equity and income for the three months ended March 31, 2015 and 2014.

Effect of Derivative Instruments on the Consolidated Statements of Changes in Equity and Income for the Three Months Ended March 31, 2015 and 2014 (Dollars in thousands)

	Three Months Ended March 31,
Description	2015	2014
Interest Rate Swaps
Amount of Income (Loss) Recognized in AOCI on Derivative (Effective Portion)	$(1,502)	$(613)
Amount of Expense Reclassified from AOCI into Earnings (Effective Portion) (1)	(443)	(449)
Cross Currency Swaps
Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	3,062	1,833
Amount of Income (Expense) Reclassified from AOCI into Earnings (Effective Portion) (2)	547	173
Currency Forward Agreements
Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	11,991	4,928
Amount of Income Reclassified from AOCI into Earnings (Effective Portion) (2)	—	—
Total
Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	$13,551	$6,148
Amount of Expense Reclassified from AOCI into Earnings (Effective Portion)	104	(276)

(1)	Included in "Interest expense, net" in the accompanying consolidated statements of income for the three months ended March 31, 2015 and 2014.

(2)	Included in "Other income" in the accompanying consolidated statements of income for the three months ended March 31, 2015 and 2014.

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

As of March 31, 2015, the fair value of the Company’s derivatives in a liability position related to these agreements was $6.2 million. If the Company breached any of the contractual provisions of these derivative contracts, it would be required to settle its obligations under the agreements at their termination value of $6.3 million.

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

Although the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives also use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of March 31, 2015, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives and therefore, classified its derivatives as Level 2 within the fair value reporting hierarchy.

The table below presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 aggregated by the level in the fair value hierarchy within which those measurements are classified and by derivative type.
Assets and Liabilities Measured at Fair Value on a Recurring Basis at March 31, 2015 and December 31, 2014 (Dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets (Liabilities) Balance at end of period
March 31, 2015:
Cross-Currency Swaps*	$—	$7,106	$—	$7,106
Currency Forward Agreements*	$—	$22,219	$—	$22,219
Interest Rate Swap Agreements**	$—	$(6,156)	$—	$(6,156)
December 31, 2014:
Cross-Currency Swaps*	$—	$4,592	$—	$4,592
Currency Forward Agreements*	$—	$10,227	$—	$10,227
Interest Rate Swap Agreements**	$—	$(5,096)	$—	$(5,096)
*Included in "Other assets" in the accompanying consolidated balance sheet.
**Included in "Accounts payable and accrued liabilities" in the accompanying consolidated balance sheet.

Non-recurring fair value measurements
There were no assets or liabilities measured at fair value on a non-recurring basis during the three months ended March 31, 2015 and 2014.

Fair Value of Financial Instruments
Management compares the carrying value to the estimated fair value of the Company’s financial instruments. The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instruments at March 31, 2015 and December 31, 2014:

Mortgage notes receivable and related accrued interest receivable:
The fair value of the Company’s mortgage notes and related accrued interest receivable is estimated by discounting the future cash flows of each instrument using current market rates. At March 31, 2015, the Company had a carrying value of $527.1 million in fixed rate mortgage notes receivable outstanding, including related accrued interest, with a weighted average interest rate of approximately 9.12%. The fixed rate mortgage notes bear interest at rates of 5.50% to 11.31%. Discounting the future cash flows for fixed rate mortgage notes receivable using rates of 9.00% to 11.31%, management estimates the fair value of the fixed rate mortgage notes receivable to be approximately $508.8 million with an estimated weighted average market rate of 10.12% at March 31, 2015.

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

Investment in a direct financing lease, net:
The fair value of the Company’s investment in a direct financing lease is estimated by discounting the future cash flows of the instrument using current market rates. At March 31, 2015 and December 31, 2014, the Company had an investment in a direct financing lease with a carrying value of $200.3 million and $199.3 million, respectively, and a weighted average effective interest rate of 11.99% for both periods. The investment in a direct financing lease bears interest at effective interest rates of 11.74% to 12.38%. The carrying value of the investment in a direct financing lease approximated the fair market value at March 31, 2015 and December 31, 2014.

Derivative instruments:
Derivative instruments are carried at their fair market value.

Debt instruments:
The fair value of the Company's debt is estimated by discounting the future cash flows of each instrument using current market rates. At March 31, 2015, the Company had a carrying value of $310.0 million in variable rate debt outstanding with a weighted average interest rate of approximately 1.57%. The carrying value of the variable rate debt outstanding approximated the fair market value at March 31, 2015.

At December 31, 2014, the Company had a carrying value of $372.0 million in variable rate debt outstanding with an average weighted interest rate of approximately 1.57%. The carrying value of the variable rate debt outstanding approximated the fair market value at December 31, 2014.

At March 31, 2015 and December 31, 2014, $240.0 million of variable rate debt outstanding under the Company's unsecured term loan facility had been effectively converted to a fixed rate through July 5, 2017 by interest rate swap agreements.

At March 31, 2015, the Company had a carrying value of $1.54 billion in fixed rate long-term debt outstanding with a weighted average interest rate of approximately 5.67%. Discounting the future cash flows for fixed rate debt using rates of 2.26% to 4.20%, management estimates the fair value of the fixed rate debt to be approximately $1.73 billion with an estimated weighted average market rate of 3.62% at March 31, 2015.

At December 31, 2014, the Company had a carrying value of $1.27 billion in fixed rate long-term debt outstanding with an average weighted interest rate of approximately 5.94%. Discounting the future cash flows for fixed rate debt using rates of 2.13% to 4.56%, management estimates the fair value of the fixed rate debt to be approximately $1.38 billion with an estimated weighted average market rate of 3.76% at December 31, 2014.

11. Earnings Per Share

The following table summarizes the Company’s computation of basic and diluted earnings per share (EPS) for the three months ended March 31, 2015 and 2014 (amounts in thousands except per share information):

	Three Months Ended March 31, 2015
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Income from continuing operations	$42,831
Less: preferred dividend requirements	(5,952)
Income from continuing operations available to common shareholders	$36,879	57,111	$0.65
Loss from discontinued operations available to common shareholders	$(10)	57,111	$—
Net income available to common shareholders	$36,869	57,111	$0.65
Diluted EPS:
Income from continuing operations available to common shareholders	$36,879	57,111
Effect of dilutive securities:
Share options	—	267
Income from continuing operations available to common shareholders	$36,879	57,378	$0.64
Loss from discontinued operations available to common shareholders	$(10)	57,378	$—
Net income available to common shareholders	$36,869	57,378	$0.64

	Three Months Ended March 31, 2014
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Income from continuing operations	$40,142
Less: preferred dividend requirements	(5,952)
Income from continuing operations available to common shareholders	$34,190	52,541	$0.65
Income from discontinued operations available to common shareholders	$3,391	52,541	$0.07
Net income available to common shareholders	$37,581	52,541	$0.72
Diluted EPS:
Income from continuing operations available to common shareholders	$34,190	52,541
Effect of dilutive securities:
Share options	—	178
Income from continuing operations available to common shareholders	$34,190	52,719	$0.65
Income from discontinued operations available to common shareholders	$3,391	52,719	$0.06
Net income available to common shareholders	$37,581	52,719	$0.71

The additional 2.0 million common shares that would result from the conversion of the Company’s 5.75% Series C cumulative convertible preferred shares and the additional 1.6 million common shares that would result from the conversion of the Company’s 9.0% Series E cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted earnings per share for the three months ended March 31, 2015 and 2014 because the effect is anti-dilutive.

The dilutive effect of potential common shares from the exercise of share options is included in diluted earnings per share for the three months ended March 31, 2015 and 2014. For the three months ended March 31, 2015 and 2014, options to purchase 249 thousand and 417 thousand shares of common shares, respectively, at per share prices ranging from $51.64 to $65.50 and $45.20 to $65.50, respectively, were not included in the computation of diluted earnings per share because the options were anti-dilutive.

12. Chief Executive Officer Retirement

On February 24, 2015, the Company announced that David Brain, its President and Chief Executive Officer, was retiring from the Company. In connection with his retirement, Mr. Brain and the Company entered into a Retirement Agreement pursuant to which he agreed to retire on March 31, 2015 in consideration for certain retirement severance benefits substantially equal to those benefits that would be payable to him under his employment agreement if he were terminated without cause. As a result, the Company recorded retirement severance expense (including share based compensation costs) during the three months ended March 31, 2015 of $18.6 million. Retirement severance expense includes an expected cash payment of $11.8 million, $5.0 million for the accelerated vesting of 113,900 nonvested shares, $1.4 million for the accelerated vesting of 101,640 share options and $0.4 million of related taxes and other expenses.

13. Equity Incentive Plan

All grants of common shares and options to purchase common shares are issued under the Company's 2007 Equity Incentive Plan and an aggregate of 3,650,000 common shares, options to purchase common shares and restricted share units, subject to adjustment in the event of certain capital events, may be granted. At March 31, 2015, there were 1,080,284 shares available for grant under the 2007 Equity Incentive Plan.

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

	Number of shares	Option price per share			Weighted avg. exercise price
Outstanding at December 31, 2014	950,214	$18.18	—	$65.50	$42.48
Exercised	(17,841)	36.56	—	61.53	49.47
Granted	121,546	61.79	—	61.79	61.79
Forfeited	(322)	45.20	—	51.64	49.36
Outstanding at March 31, 2015	1,053,597	$18.18	—	$65.50	$44.59
The weighted average fair value of options granted was $16.35 and $13.87 during the three months ended March 31, 2015 and 2014, respectively. The intrinsic value of stock options exercised was $0.2 million and $0.3 million during the three months ended March 31, 2015 and 2014, respectively. Additionally, the Company repurchased 14,930 shares into treasury shares in conjunction with the stock options exercised during the three months ended March 31, 2015 with a total value of $0.9 million. At March 31, 2015, stock-option expense to be recognized in future periods was $2.7 million.

The expense related to share options included in the determination of net income for the three months ended March 31, 2015 and 2014 was $1.7 million (including $1.4 million included in retirement severance expense in the accompanying consolidated statements of income) and $363 thousand, respectively. The following assumptions were used in applying the Black-Scholes option pricing model at the grant dates for the three months ended March 31, 2015 and 2014, respectively: risk-free interest rate of 1.9% and 2.2%, dividend yield of 5.9% and 6.4%, volatility factors in the expected market price of the Company’s common shares of 48.0% and 50.3%, 0.78% and 0.28% expected forfeiture rate and an expected life of approximately six years for both periods. The Company uses historical data to estimate the expected life of the option and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Additionally, expected volatility is computed based on the average historical volatility of the Company’s publicly traded shares.
The following table summarizes outstanding options at March 31, 2015:

Exercise price range	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)
$ 18.18 - 19.99	201,859	3.9
20.00 - 29.99	—	—
30.00 - 39.99	14,646	4.9
40.00 - 49.99	459,456	4.4
50.00 - 59.99	165,237	8.5
60.00 - 65.50	212,399	6.4
	1,053,597	5.3	$44.59	$16,916
The following table summarizes exercisable options at March 31, 2015:

Exercise price range	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)
$ 18.18 - 19.99	201,859	3.9
20.00 - 29.99	—	—
30.00 - 39.99	14,646	4.9
40.00 - 49.99	410,835	4.0
50.00 - 59.99	83,963	8.3
60.00 - 65.50	123,663	3.9
	834,966	4.4	$41.90	$15,625

Nonvested Shares
A summary of the Company’s nonvested share activity and related information is as follows:

	Number of shares	Weighted avg. grant date fair value	Weighted avg. life remaining
Outstanding at December 31, 2014	468,451	$49.29
Granted	188,685	61.53
Vested	(295,487)	50.37
Forfeited	(508)	50.49
Outstanding at March 31, 2015	361,141	$54.81	1.70
The holders of nonvested shares have voting rights and receive dividends from the date of grant. These shares vest ratably over a period of three to four years. The fair value of the nonvested shares that vested was $17.1 million (including $6.7 million in retirement severance expense in the accompanying consolidated statements of income) and $7.3 million for the three months ended March 31, 2015 and 2014, respectively. At March 31, 2015, unamortized share-based compensation expense related to nonvested shares was $14.6 million.

Restricted Share Units
A summary of the Company’s restricted share unit activity and related information is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Life Remaining
Outstanding at December 31, 2014	19,685	$53.55
Granted	—	—
Vested	—	—
Outstanding at March 31, 2015	19,685	$53.55	0.13

The holders of restricted share units receive dividend equivalents from the date of grant. The share units vest upon the earlier of the day preceding the next annual meeting of shareholders or a change of control. The settlement date for the shares is selected by the non-employee Trustee, and ranges from one year from the grant date to upon termination of service. At March 31, 2015, unamortized share-based compensation expense related to restricted share units was $87 thousand.

14. Discontinued Operations

Included in discontinued operations for the three months ended March 31, 2015 and 2014 were certain post closing items related to the Toronto Dundas Square property. Also included in discontinued operations for the three months ended March 31, 2014 is the reversal of a liability that was established with the March 4, 2010 acquisition of Toronto Dundas Square. This liability was reversed as the related payment is not expected to occur.

The operating results relating to discontinued operations are as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Rental revenue	$—	$3
Total revenue	—	3
Property operating expense	10	6
Other expense (benefit)	—	(18)
Transaction costs (benefit)	—	(3,376)
Net income (loss)	$(10)	$3,391

15. Other Commitments and Contingencies

As of March 31, 2015, the Company had six entertainment development projects for which it has commitments to fund approximately $26.4 million, 24 education development projects for which it has commitments to fund approximately $133.5 million and eight recreation development projects for which it has commitments to fund approximately $85.3 million. Development costs are advanced by the Company in periodic draws. If the Company determines that construction is not being completed in accordance with the terms of the development agreement, it can discontinue funding construction draws. The Company has agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

The Company has certain commitments related to its mortgage note investments that it may be required to fund in the future. The Company is generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of March 31, 2015, the Company had five mortgage notes receivable with commitments totaling approximately $143.9 million. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

The Company has provided guarantees of the payment of certain economic development revenue bonds totaling $22.9 million related to two theatres in Louisiana for which the Company earns a fee at annual rates of 2.88% to 4.00% over the 30-year terms of the related bonds. The Company recorded $9.8 million as a deferred asset included in other assets and $9.8 million included in other liabilities in the accompanying consolidated balance sheet as of March 31, 2015 related to these guarantees. No amounts have been accrued as a loss contingency related to these guarantees because payment by the Company is not probable.

On June 7, 2011, affiliates of Louis Cappelli, Concord Associates, L.P., Concord Resort, LLC and Concord Kiamesha LLC (the Cappelli Group), filed a complaint with the Supreme Court of the State of New York, County of Sullivan, against two subsidiaries of the Company seeking (i) a declaratory judgment concerning the Company's obligations under a previously disclosed settlement agreement involving these entities, (ii) an order that the Company execute the golf course lease and the "Racino Parcel" lease subject to the settlement agreement, and (iii) an extension of the restrictive covenant against ownership or operation of a casino on the Concord resort property under the settlement agreement (the Restrictive Covenant), which covenant was set to expire on December 31, 2011. The Company filed counterclaims seeking related relief. The Cappelli Group subsequently obtained leave to discontinue its claims, but the counterclaims remained pending. On June 30, 2014, the Court (i) denied the Cappelli Group's motion to dismiss the counterclaims, (ii) granted the Company's motion for summary judgment finding that the Cappelli Group missed the December 31, 2011 deadline to fully execute a master credit agreement which was a condition to the Company's obligation to continue its joint development activities with the Cappelli Group under the settlement agreement, (iii) granted the Company's motion for summary judgment finding that the Restrictive Covenant had expired, and (iv) granted the Company's motion for declaratory relief declaring the Company as master developer of the Concord resort property. The Cappelli Group perfected its appeal of the summary judgment decision in the Appellate Division, Third Department on December 30, 2014.
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
On September 18, 2013, the United States District Court for the Southern District of New York (the District Court) dismissed the complaint filed by Concord Associates L.P. and six other companies affiliated with Mr. Cappelli against the Company and certain of its subsidiaries, Empire Resorts, Inc. and Monticello Raceway Management, Inc. (collectively, Empire), and Kien Huat Realty III Limited and Genting New York LLC (collectively, Genting). The complaint alleged, among other things, that the Company had conspired with Empire to monopolize the racing and gaming market in the Catskills by entering into exclusivity and development agreements to develop a comprehensive resort destination in Sullivan County, New York. The plaintiffs are seeking $500 million in damages (trebled to $1.5 billion under antitrust law), punitive damages, and injunctive relief. The District Court dismissed plaintiffs’ federal antitrust claims against all defendants with prejudice, and dismissed the pendent state law claims against Empire and Genting without prejudice, meaning they could be further pursued in state court. On October 2, 2013, the plaintiffs filed a motion for reconsideration with the District Court, seeking permission to file a Second Amended Complaint, and soon after filed a Notice of Appeal. The District Court denied the motion for reconsideration in an Opinion and Order dated November 3, 2014, and the plaintiffs perfected their appeal in the Second Circuit on or about December 17, 2014. Argument has been scheduled for April 29, 2015.
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

16. Segment Information

The Company groups investments into four reportable operating segments: Entertainment, Education, Recreation and Other. The financial information summarized below is presented by reportable operating segment:

Balance Sheet Data:
	As of March 31, 2015
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Total Assets	$1,977,031	$780,359	$771,504	$211,447	$162,961	$3,903,302

	As of December 31, 2014
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Total Assets	$2,014,416	$734,512	$696,931	$206,795	$49,394	$3,702,048

Operating Data:
	Three Months Ended March 31, 2015
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Rental revenue	$59,941	$10,094	$6,705	$—	$—	$76,740
Tenant reimbursements	4,326	—	—	(23)	—	4,303
Other income	3	—	—	—	547	550
Mortgage and other financing income	1,782	7,783	8,181	97	—	17,843
Total revenue	66,052	17,877	14,886	74	547	99,436

Property operating expense	6,294	—	—	63	—	6,357
Other expense	—	—	—	102	—	102
Total investment expenses	6,294	—	—	165	—	6,459
Net operating income - before unallocated items	59,758	17,877	14,886	(91)	547	92,977

Reconciliation to Consolidated Statements of Income:
General and administrative expense						(7,682)
Retirement severance expense						(18,578)
Interest expense, net						(18,587)
Transaction costs						(1,606)
Depreciation and amortization						(19,355)
Equity in income from joint ventures						164
Gain on sale of real estate						23,924
Income tax expense						(8,426)
Discontinued operations:
Loss from discontinued operations						(10)
Net income attributable to EPR Properties						42,821
Preferred dividend requirements						(5,952)
Net income available to common shareholders of EPR Properties						$36,869

	Three Months Ended March 31, 2014
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Rental revenue	$56,822	$5,478	$3,846	$285	$—	$66,431
Tenant reimbursements	4,588	—	—	—	—	4,588
Other income	1	—	—	—	173	174
Mortgage and other financing income	1,723	8,778	8,066	97	—	18,664
Total revenue	63,134	14,256	11,912	382	173	89,857

Property operating expense	6,273	—	—	176	—	6,449
Other expense	—	—	—	98	—	98
Total investment expenses	6,273	—	—	274	—	6,547
Net operating income - before unallocated items	56,861	14,256	11,912	108	173	83,310

Reconciliation to Consolidated Statements of Income:
General and administrative expense						(7,462)
Interest expense, net						(19,899)
Transaction costs						(196)
Depreciation and amortization						(15,327)
Equity in income from joint ventures						311
Gain on sale of real estate						330
Income tax expense						(925)
Discontinued operations:
Income from discontinued operations						15
Transaction costs (benefit)						3,376
Net income attributable to EPR Properties						43,533
Preferred dividend requirements						(5,952)
Net income available to common shareholders of EPR Properties						$37,581

17. Condensed Consolidating Financial Statements

A portion of the Company's subsidiaries have guaranteed the Company’s indebtedness under the Company's unsecured senior notes, unsecured revolving credit facility and unsecured term loan facility. The guarantees are joint and several, full and unconditional and subject to customary release provisions. The following summarizes the Company’s condensed consolidating information as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014 (in thousands):
Condensed Consolidating Balance Sheet As of March 31, 2015

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets
Rental properties, net	$—	$1,771,369	$701,980	$—	$2,473,349
Land held for development	—	—	28,119	—	28,119
Property under development	—	205,695	184,510	—	390,205
Mortgage notes and related accrued interest receivable	—	414,654	112,450	—	527,104
Investment in a direct financing lease, net	—	200,266	—	—	200,266
Investment in joint ventures	—	—	5,902	—	5,902
Cash and cash equivalents	95,777	1,191	5,238	—	102,206
Restricted cash	105	20,162	2,187	—	22,454
Deferred financing costs, net	18,589	3,736	452	—	22,777
Accounts receivable, net	222	33,122	23,053	—	56,397
Intercompany notes receivable	—	—	175,757	(175,757)	—
Investments in subsidiaries	3,300,993	—	—	(3,300,993)	—
Other assets	21,267	9,103	44,153	—	74,523
Total assets	$3,436,953	$2,659,298	$1,283,801	$(3,476,750)	$3,903,302
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$43,829	$27,346	$7,324	$—	$78,499
Dividends payable	23,248	—	—	—	23,248
Unearned rents and interest	750	33,638	8,240	—	42,628
Intercompany notes payable	—	—	175,757	(175,757)	—
Debt	1,460,000	—	389,424	—	1,849,424
Total liabilities	1,527,827	60,984	580,745	(175,757)	1,993,799
EPR Properties shareholders’ equity	1,909,126	2,598,314	702,679	(3,300,993)	1,909,126
Noncontrolling interests	—	—	377	—	377
Total equity	$1,909,126	$2,598,314	$703,056	$(3,300,993)	$1,909,503
Total liabilities and equity	$3,436,953	$2,659,298	$1,283,801	$(3,476,750)	$3,903,302

Condensed Consolidating Balance Sheet As of December 31, 2014

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets
Rental properties, net	$—	$1,737,982	$713,552	$—	$2,451,534
Land held for development	—	—	206,001	—	206,001
Property under development	—	171,139	10,659	—	181,798
Mortgage notes and related accrued interest receivable	—	413,025	94,930	—	507,955
Investment in a direct financing lease, net	—	199,332	—	—	199,332
Investment in joint ventures	—	—	5,738	—	5,738
Cash and cash equivalents	(1,234)	786	3,784	—	3,336
Restricted cash	1,000	10,215	1,857	—	13,072
Deferred financing costs, net	15,224	4,136	549	—	19,909
Accounts receivable, net	90	32,303	14,889	—	47,282
Intercompany notes receivable	—	—	175,757	(175,757)	—
Investments in subsidiaries	3,124,416	—	—	(3,124,416)	—
Other assets	21,272	8,658	36,161	—	66,091
Total assets	$3,160,768	$2,577,576	$1,263,877	$(3,300,173)	$3,702,048
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$51,673	$32,009	$(1,502)	$—	$82,180
Dividends payable	22,233	—	—	—	22,233
Unearned rents and interest	750	20,131	4,742	—	25,623
Intercompany notes payable	—	—	175,757	(175,757)	—
Debt	1,160,000	62,000	423,523	—	1,645,523
Total liabilities	1,234,656	114,140	602,520	(175,757)	1,775,559
EPR Properties shareholders’ equity	1,926,112	2,463,436	660,980	(3,124,416)	1,926,112
Noncontrolling interests	—	—	377	—	377
Total equity	$1,926,112	$2,463,436	$661,357	$(3,124,416)	$1,926,489
Total liabilities and equity	$3,160,768	$2,577,576	$1,263,877	$(3,300,173)	$3,702,048

Condensed Consolidating Statement of Income Three Months Ended March 31, 2015

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantors Subsidiaries	Consolidated Elimination	Consolidated
Rental revenue	$—	$53,088	$23,652	$—	$76,740
Tenant reimbursements	—	1,043	3,260	—	4,303
Other income	—	1	549	—	550
Mortgage and other financing income	212	15,128	2,503	—	17,843
Intercompany fee income	689	—	—	(689)	—
Interest income on intercompany notes receivable	111	—	2,391	(2,502)	—
Total revenue	1,012	69,260	32,355	(3,191)	99,436
Equity in subsidiaries’ earnings	78,995	—	—	(78,995)	—
Property operating expense	—	2,729	3,628	—	6,357
Intercompany fee expense	—	—	689	(689)	—
Other expense	—	—	102	—	102
General and administrative expense	—	5,218	2,464	—	7,682
Retirement severance expense	18,578	—	—	—	18,578
Interest expense, net	16,360	(975)	3,202	—	18,587
Interest expense on intercompany notes payable	—	—	2,502	(2,502)	—
Transaction costs	1,354	—	252	—	1,606
Depreciation and amortization	390	14,002	4,963	—	19,355
Income before equity in income from joint ventures and other items	43,325	48,286	14,553	(78,995)	27,169
Equity in income from joint ventures	—	—	164	—	164
Gain on sale of real estate	—	23,748	176	—	23,924
Income before income taxes	43,325	72,034	14,893	(78,995)	51,257
Income tax expense	504	—	7,922	—	8,426
Income from continuing operations	42,821	72,034	6,971	(78,995)	42,831
Discontinued operations:
Loss from discontinued operations	—	(10)	—	—	(10)
Net income attributable to EPR Properties	42,821	72,024	6,971	(78,995)	42,821
Preferred dividend requirements	(5,952)	—	—	—	(5,952)
Net income available to common shareholders of EPR Properties	$36,869	$72,024	$6,971	$(78,995)	$36,869
Comprehensive income attributable to EPR Properties	$38,966	$71,977	$4,222	$(76,199)	$38,966

Condensed Consolidating Statement of Income Three Months Ended March 31, 2014

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Rental revenue	$—	$45,110	$21,321	$—	$66,431
Tenant reimbursements	—	982	3,606	—	4,588
Other income	173	—	1		174
Mortgage and other financing income	187	17,796	681	—	18,664
Intercompany fee income	780	—	—	(780)	—
Interest income on intercompany notes receivable	—	—	7,063	(7,063)	—
Total revenue	1,140	63,888	32,672	(7,843)	89,857
Equity in subsidiaries’ earnings	58,465	—	—	(58,465)	—
Property operating expense	(1)	2,396	4,054	—	6,449
Intercompany fee expense	—	—	780	(780)	—
Other expense	—	—	98	—	98
General and administrative expense	—	4,911	2,551	—	7,462
Interest expense, net	15,688	(411)	4,622	—	19,899
Interest expense on intercompany notes payable	—	—	7,063	(7,063)	—
Transaction costs	—	—	196	—	196
Depreciation and amortization	275	10,503	4,549	—	15,327
Income before equity in income from joint ventures and other items	43,643	46,489	8,759	(58,465)	40,426
Equity in income from joint ventures	—	—	311	—	311
Gain on sale of real estate	—	—	330		330
Income before income taxes	43,643	46,489	9,400	(58,465)	41,067
Income tax expense	110	—	815	—	925
Income from continuing operations	43,533	46,489	8,585	(58,465)	40,142
Discontinued operations:
Income (loss) from discontinued operations	—	(3)	18	—	15
Transaction costs (benefit)	—	3,376	—	—	3,376
Net income attributable to EPR Properties	43,533	49,862	8,603	(58,465)	43,533
Preferred dividend requirements	(5,952)	—	—	—	(5,952)
Net income available to common shareholders of EPR Properties	$37,581	$49,862	$8,603	$(58,465)	$37,581
Comprehensive income attributable to EPR Properties	$41,469	$50,005	$6,560	$(56,565)	$41,469

Condensed Consolidating Statement of Cash Flows Three Months Ended March 31, 2015

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Intercompany fee income (expense)	$689	$—	$(689)	$—
Interest income (expense) on intercompany receivable/payable	111	—	(111)	—
Net cash provided (used) by other operating activities	(194,803)	70,267	181,599	57,063
Net cash provided (used) by operating activities of continuing operations	(194,003)	70,267	180,799	57,063
Net cash provided by operating activities of discontinued operations	—	455	—	455
Net cash provided (used) by operating activities	(194,003)	70,722	180,799	57,518
Investing activities:
Acquisition of rental properties and other assets	(86)	(49,252)	131	(49,207)
Proceeds from sale of real estate	—	42,709	1,081	43,790
Investment in mortgage notes receivable	—	(3,121)	(15,577)	(18,698)
Proceeds from mortgage note receivable paydown	—	148	—	148
Additions to property under development	—	(64,105)	(5,090)	(69,195)
Advances to subsidiaries, net	59,998	65,319	(125,317)	—
Net cash provided (used) by investing activities	59,912	(8,302)	(144,772)	(93,162)
Financing activities:
Proceeds from long-term debt facilities	298,914	155,000	—	453,914
Principal payments on long-term debt	—	(217,000)	(34,100)	(251,100)
Deferred financing fees paid	(2,884)	—	6	(2,878)
Net proceeds from issuance of common shares	123	—	—	123
Impact of stock option exercises, net	(33)	—	—	(33)
Purchase of common shares for treasury	(8,222)	—	—	(8,222)
Dividends paid to shareholders	(56,796)	—	—	(56,796)
Net cash provided (used) by financing activities	231,102	(62,000)	(34,094)	135,008
Effect of exchange rate changes on cash	—	(15)	(479)	(494)
Net increase in cash and cash equivalents	97,011	405	1,454	98,870
Cash and cash equivalents at beginning of the period	(1,234)	786	3,784	3,336
Cash and cash equivalents at end of the period	$95,777	$1,191	$5,238	$102,206

Condensed Consolidating Statement of Cash Flows Three Months Ended March 31, 2014

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Intercompany fee income (expense)	$780	$—	$(780)	$—
Interest income (expense) on intercompany receivable/payable	—	—	—	—
Net cash provided (used) by other operating activities	(26,440)	56,819	11,027	41,406
Net cash provided (used) by operating activities of continuing operations	(25,660)	56,819	10,247	41,406
Net cash provided by operating activities of discontinued operations	—	77	47	124
Net cash provided (used) by operating activities	(25,660)	56,896	10,294	41,530
Investing activities:
Acquisition of rental properties and other assets	(67)	(11,899)	(298)	(12,264)
Proceeds from sale of real estate	—	—	915	915
Proceeds from settlement of derivative	—	—	5,725	5,725
Investment in mortgage note receivable	—	(4,497)	25	(4,472)
Proceeds from mortgage note receivable paydown	—	76	—	76
Investment in promissory notes receivable	—	(721)	(1,486)	(2,207)
Additions to property under development	(52)	(48,689)	(1,880)	(50,621)
Advances to subsidiaries, net	74	9,288	(9,362)	—
Net cash used by investing activities	(45)	(56,442)	(6,361)	(62,848)
Financing activities:
Proceeds from long-term debt facilities	10,000	37,000	—	47,000
Principal payments on long-term debt	—	(37,000)	(2,728)	(39,728)
Deferred financing fees paid	(50)	(240)	(159)	(449)
Net proceeds from issuance of common shares	79,579	—	—	79,579
Impact of stock option exercises, net	(21)	—	—	(21)
Purchase of common shares for treasury	(2,892)	—	—	(2,892)
Dividends paid to shareholders	(49,638)	—	—	(49,638)
Net cash provided (used) by financing activities	36,978	(240)	(2,887)	33,851
Effect of exchange rate changes on cash	—	19	(104)	(85)
Net increase in cash and cash equivalents	11,273	233	942	12,448
Cash and cash equivalents at beginning of the period	449	1,826	5,683	7,958
Cash and cash equivalents at end of the period	$11,722	$2,059	$6,625	$20,406

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto on this Form 10-Q of EPR Properties (“the Company”, “EPR”, “we” or “us”). The forward-looking statements included in this discussion and elsewhere on this Form 10-Q involve risks and uncertainties, including anticipated financial performance, business prospects, industry trends, shareholder returns, performance of leases by tenants, performance on loans to customers and other matters, which reflect management's best judgment based on factors currently known. See “Cautionary Statement Concerning Forward-Looking Statements” which is incorporated herein by reference. Actual results and experience could differ materially from the anticipated results and other expectations expressed in our forward-looking statements as a result of a number of factors, including but not limited to those discussed in this Item and Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 25, 2015.

Overview

Business

Our principal business objective is to enhance shareholder value by achieving predictable growth in Funds From Operations ("FFO") and dividends per share. Our prevailing strategy is to focus on long-term investments in a limited number of categories in which we maintain a depth of knowledge and relationships, and which we believe offer sustained performance throughout all economic cycles. Our investment portfolio includes ownership of and long-term mortgages on entertainment, education and recreation properties. Substantially all of our owned single-tenant properties are leased pursuant to long-term triple net leases, under which the tenants typically pay all operating expenses of the property. Tenants at our owned multi-tenant properties are typically required to pay common area maintenance charges to reimburse us for their pro-rata portion of these costs.

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

Historically, our primary challenges have been locating suitable properties, negotiating favorable lease or financing terms (on new or existing properties), and managing our portfolio as we have continued to grow. We believe our management’s knowledge and industry relationships have facilitated opportunities for us to acquire, finance and lease properties. Our business is subject to a number of risks and uncertainties, including those described in Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

As of March 31, 2015, our total assets were approximately $3.9 billion (after accumulated depreciation of approximately $0.5 billion) which included investments in each of our four operating segments with properties located in 39 states, the District of Columbia and Ontario, Canada.

•
Our Entertainment segment included investments in 127 megaplex theatre properties, nine entertainment retail centers (which include eight additional megaplex theatre properties and one live performance venue) and six family entertainment centers. Our portfolio of owned entertainment properties consisted of 11.6 million square feet and was 99% leased, including megaplex theatres that were 100% leased. At March 31, 2015, there were three megaplex theatres and seven other retail redevelopment projects under development.

•
Our Education segment included investments in 63 public charter school properties, two private schools and six early education centers. Our portfolio of owned education properties consisted of 3.5 million square feet and was 100% leased. At March 31, 2015, there were 13 public charter schools, 12 early education centers and three K-12 private schools under development.

•
Our Recreation segment included investments in 10 metro ski parks, four waterparks and 11 golf entertainment complexes. Our portfolio of owned recreation properties was 100% leased. At March 31, 2015, there were eight golf entertainment complexes and one waterpark hotel under development.

•	Our Other segment consisted primarily of the property under development and land held for development related to the Adelaar casino and resort project in Sullivan County, New York.

The combined owned portfolio consisted of 16.3 million square feet and was 99% leased. As of March 31, 2015, we had total of approximately $390.2 million invested in property under development, including $172.9 million related to the Adelaar casino and resort project in Sullivan County, New York.

Our total investments were approximately $4.1 billion at March 31, 2015. Total investments is defined herein as the sum of the carrying values of rental properties and rental properties held for sale (before accumulated depreciation), land held for development, property under development, mortgage notes receivable (including related accrued interest receivable), net, investment in a direct financing lease, net, investment in joint ventures, intangible assets (before accumulated amortization) and notes receivable and related accrued interest receivable, net. Below is a reconciliation of the carrying value of total investments to the constituent items in the consolidated balance sheet at March 31, 2015 (in thousands):

Rental properties, net of accumulated depreciation	$2,473,349
Add back accumulated depreciation on rental properties	471,057
Land held for development	28,119
Property under development	390,205
Mortgage notes and related accrued interest receivable	527,104
Investment in a direct financing lease, net	200,266
Investment in joint ventures	5,902
Intangible assets, gross(1)	20,141
Notes receivable and related accrued interest receivable, net(1)	2,102
Total investments	$4,118,245

(1)	Included in other assets in the accompanying consolidated balance sheet. Other assets includes the following:
	Intangible assets, gross	$20,141
	Less: accumulated amortization on intangible assets	(11,756)
	Notes receivable and related accrued interest receivable, net	2,102
	Prepaid expenses and other current assets	64,036
	Total other assets	$74,523

Management believes that total investments is a useful measure for management and investors as it illustrates across which asset categories the Company’s funds have been invested. Total investments is a non-GAAP financial measure and is not a substitute for total assets under GAAP. It is most directly comparable to the GAAP measure, “Total assets”. Furthermore, total investments may not be comparable to similarly titled financial measures reported by other companies due to differences in the way the Company calculates this measure. Below is a reconciliation of total investments to “Total assets” in the consolidated balance sheet at March 31, 2015 (in thousands):

Total investments	$4,118,245
Cash and cash equivalents	102,206
Restricted cash	22,454
Deferred financing costs, net	22,777
Account receivable, net	56,397
Less: accumulated depreciation on rental properties	(471,057)
Less: accumulated amortization on intangible assets	(11,756)
Prepaid expenses and other current assets	64,036
Total assets	$3,903,302

For financial reporting purposes, we group our investments into four reportable operating segments: Entertainment, Education, Recreation and Other. Of our total investments of $4.1 billion at March 31, 2015, $2.4 billion or 58% related to our Entertainment segment, $772.6 million or 19% related to our Education segment, $763.2 million or 18% related to our Recreation segment and $201.6 million or 5% related to our Other segment.

Operating Results

Our total revenue, net income available to common shareholders and Funds From Operations As Adjusted ("FFOAA") are detailed below for the three months ended March 31, 2015 and 2014 (in millions, except per share information):

	Three Months Ended March 31,
	2015	2014	Increase
Total revenue	$99.4	$89.9	11%
Net income available to common shareholders of EPR Properties	36.9	37.6	(2)%
FFOAA per diluted share	1.03	0.94	10%

Three Months Ended March 31, 2015

•
Our total revenue, net income available to common shareholders of EPR Properties and FFOAA per diluted share for the three months ended March 31, 2015 were favorably impacted primarily from the results of investment spending in 2014 and 2015 and lower financing rates.

•
Our total revenue, net income available to common shareholders of EPR Properties and FFOAA per diluted share for the three months ended March 31, 2015 were unfavorably impacted by the sale of four public charter schools in April 2014 and the payoff of various mortgage notes due from Peak Resorts, Inc. in December 2014.

•
Our net income available to common shareholders of EPR Properties for the three months ended March 31, 2015 was favorably impacted by gains from property dispositions of $23.9 million and capitalization of interest expense related to Adelaar of $2.1 million.

•
Our net income available to common shareholders of EPR Properties for the three months ended March 31, 2015 was unfavorably impacted by retirement severance expense of $18.6 million related to the retirement of our former Chief Executive Officer as well as an increase in income tax expense related to our Canadian operations.

Three Months Ended March 31, 2014

•
Our total revenue, net income available to common shareholders of EPR Properties and FFOAA per diluted share for the three months ended March 31, 2014 were favorably impacted primarily from the results of investment spending in 2013 and 2014 and lower financing rates.

•
Our net income available to common shareholders of EPR Properties for the three months ended March 31, 2014 was favorably impacted by a $3.4 million reversal of a liability that was established related to the acquisition of Toronto Dundas Square (now sold) as well as gains from a property disposition of $0.3 million.

•	Our per share results for the three months ended March 31, 2014 were also unfavorably impacted by lower average leverage (measured by debt to gross assets) than in the applicable prior periods.

FFOAA is a non-GAAP financial measure. For the definitions and further details on the calculations of FFOAA and certain other non-GAAP financial measures, see section below titled "Funds From Operations (FFO), Funds From Operations As Adjusted (FFOAA) and Adjusted Funds from Operations (AFFO)."

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. In preparing these financial statements, management has made its best estimates and assumptions that affect the reported assets and liabilities. The most significant assumptions and estimates relate to consolidation, revenue recognition, depreciable lives of the real estate, the valuation of real estate, accounting for real estate acquisitions, estimating reserves for uncollectible receivables and the accounting for mortgage and other notes receivable, all of which are described as our critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2014. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates. For the three months ended March 31, 2015, there were no changes to critical accounting policies.

Recent Developments

Debt Financing

On March 6, 2015, we prepaid in full our mortgage note payable of $30.4 million which was secured by 1 entertainment retail center.

On March 16, 2015, we issued $300.0 million in aggregate principal amount of senior notes due on April 1, 2025 pursuant to an underwritten public offering. The notes bear interest at an annual rate of 4.50%. Interest is payable on April 1 and October 1 of each year beginning on October 1, 2015 until the stated maturity date of April 1, 2025. The notes were issued at 99.638% of their face value and are unsecured and guaranteed by certain of the our subsidiaries.

On April 24, 2015, we amended, restated and combined our unsecured revolving credit and term loan facilities.

The amendments to the unsecured revolving portion of the new credit facility, among other things, (i) increase the initial amount from $535.0 million to $650.0 million, (ii) extend the maturity date from July 23, 2017, to April 24, 2019 (with us having the same right as before to extend the loan for one additional year, subject to certain terms and conditions) and (iii) lower the interest rate and facility fee pricing based on a grid related to our senior unsecured credit ratings which at closing was LIBOR plus 1.25% and 0.25%, respectively. At March 31, 2015, we had no debt outstanding under this portion of the facility.

The amendments to the unsecured term loan portion of the new facility, among other things, (i) increase the initial amount from $285.0 million to $350.0 million, (ii) extend the maturity date from July 23, 2018, to April 24, 2020 and (iii) lower the interest rate at all senior unsecured credit rating tiers which was LIBOR plus 1.40% at closing.

In addition, there is a $1.0 billion accordion feature on the combined unsecured revolving credit and term loan facility that increases the maximum borrowing amount available under the combined facility, subject to lender approval, from $1.0 billion to $2.0 billion.

Investment Spending

Our investment spending during the three months ended March 31, 2015 totaled $136.4 million, and included investments in each of our four operating segments.

Entertainment investment spending during the three months ended March 31, 2015 totaled $16.9 million, and was related primarily to investments in build-to-suit construction of three megaplex theatres and development of one family entertainment center, as well as the acquisition of one megaplex theatre located in Virginia, each of which is subject to a long-term triple net lease or long-term mortgage agreement.

Education investment spending during the three months ended March 31, 2015 totaled $47.8 million, and was related primarily to investments in build-to-suit construction of 16 public charter schools, four private schools and 16 early childhood education centers, each of which is subject to a long-term triple net lease or long-term mortgage agreement.

Recreation investment spending during the three months ended March 31, 2015 totaled $68.8 million, and was related primarily to build-to-suit construction of 11 Topgolf golf entertainment facilities and Camelback Mountain Resort, as well as the acquisition of one ski resort located in Wintergreen, Virginia, each of which is subject to a long-term triple net lease or a long-term mortgage agreement.

Other investment spending during the three months ended March 31, 2015 totaled $2.9 million, and was related to the Adelaar casino and resort project in Sullivan County, New York.

The following details our investment spending by category during the three months ended March 31, 2015 and 2014 (in thousands):

Three Months Ended March 31, 2015
Operating Segment	Total Investment Spending	New Development	Re-development	Asset Acquisition	Mortgage Notes or Notes Receivable
Entertainment	$16,940	$2,938	$4,673	$9,329	$—
Education	47,752	40,373	—	5,792	1,587
Recreation	68,793	29,080	240	21,708	17,765
Other	2,926	2,926	—	—	—
Total Investment Spending	$136,411	$75,317	$4,913	$36,829	$19,352

Three Months Ended March 31, 2014
Operating Segment	Total Investment Spending	New Development	Re-development	Asset Acquisition	Mortgage Notes or Notes Receivable
Entertainment	$10,293	$5,682	$3,125	$—	$1,486
Education	36,259	23,578	—	7,464	5,217
Recreation	20,695	19,919	799	—	(23)
Other	1,209	1,209	—	—	—
Total Investment Spending	$68,456	$50,388	$3,924	$7,464	$6,680

The above amounts include $37 thousand and $47 thousand in capitalized payroll, $4.7 million and $1.3 million in capitalized interest and $139 thousand and $472 thousand in capitalized other general and administrative direct project costs for the three months ended March 31, 2015 and 2014, respectively. In addition, we had $1.0 million and $1.2 million of maintenance capital expenditures for the three months ended March 31, 2015 and 2014, respectively.

Property Dispositions

On January 27, 2015, we completed the sale of a theatre located in Los Angeles, California for net proceeds of $42.7 million and recognized a gain on sale of $23.7 million during the three months ended March 31, 2015. In addition, during the three months ended March 31, 2015, we sold a land parcel adjacent to one of our public charter school investments for net proceeds of $1.1 million and recognized a gain of $0.2 million.

Adelaar Casino and Resort Project in Sullivan County, New York

The proposed ground lease tenant for a portion of our Sullivan County, New York property, Empire Resorts, announced on June 30, 2014 that it submitted an application to the New York State Gaming Facility Location Board (“FLB”) for a Class III gaming license to operate a full-scale casino to be named Montreign Resort Casino ("Montreign"). On December 17, 2014, the FLB announced its recommendation for a license for Montreign. With this recommendation, Empire Resorts is now applying to the New York State Gaming Commission for the official gaming license. If the casino license is granted and the parties proceed with the development of the project as set forth in the Master Plan submitted to Sullivan County, New York, the total combined investment in the Adelaar casino and resort project could be in excess of $1.0 billion, which may include land held for development and property under development ($196.6 million at March 31, 2015), and additional investments outside of the casino by the Company and others in excess of $200.0 million for infrastructure, a waterpark hotel, a redesign of the existing golf course and retail, restaurant, shopping and entertainment properties. In addition to the Company, sources of this additional investment may include funding by tenants, joint venture partners, developers and purchasers of the land. Empire Resorts has reported that they plan to invest up to $630.0 million for the casino project. The Adelaar casino and resort project also has been approved for up to $75.0 million in industrial development bonds to fund portions of the project. The size of the overall project, including the amount of capital necessary to complete it, will vary based upon a number of contingencies. We have received from Empire Resorts nonrefundable option payments totaling $4.9 million through March 31, 2015 which have been deferred and are expected to be recognized in income in the future as a part of lease accounting should a lease agreement be finalized with Empire Resorts.

As further described in Note 15 to the consolidated financial statements in this Quarterly Report on Form 10-Q, the Adelaar casino and resort project is the subject of ongoing litigation for which we believe we have meritorious defenses.

Chief Executive Officer Retirement

On February 24, 2015, we announced that David Brain, our President and Chief Executive Officer, was retiring from the Company. In connection with his retirement, Mr. Brain and the Company entered into a Retirement Agreement pursuant to which he agreed to retire on March 31, 2015 in consideration for certain retirement severance benefits substantially equal to those benefits that would be payable to him under his employment agreement if he were terminated without cause. As a result, we recorded retirement severance expense (including share based compensation costs) during the three months ended March 31, 2015 of $18.6 million which is included in the accompanying consolidated statements of income for the three months ended March 31, 2015 in this Quarterly Report on Form 10-Q. Retirement severance expense includes an expected cash payment of $11.8 million, $5.0 million for the accelerated vesting of 113,900 nonvested shares, $1.4 million for the accelerated vesting of 101,640 share options and $0.4 million of related taxes and other expenses.

Results of Operations

Three months ended March 31, 2015 compared to three months ended March 31, 2014

Rental revenue was $76.7 million for the three months ended March 31, 2015 compared to $66.4 million for the three months ended March 31, 2014. This increase resulted primarily from $10.7 million of rental revenue related to property acquisitions and developments completed in 2015 and 2014, partially offset by a decrease of $0.4 million in rental revenue on existing and sold properties. Percentage rents of $0.3 million were recognized during both the three months ended March 31, 2015 and 2014. Straight-line rents of $2.9 million and $1.1 million were recognized during the three months ended March 31, 2015 and 2014, respectively.

During the three months ended March 31, 2015, we experienced a decrease of approximately 3.2% in rental rates on approximately 113,000 square feet with respect to two lease renewals. Additionally, we have funded or have agreed to fund an average of $42.50 per square foot in tenant improvements. There were no leasing commissions related to these renewals.
Tenant reimbursements totaled $4.3 million for the three months ended March 31, 2015 compared to $4.6 million for the three months ended March 31, 2014. These tenant reimbursements related to the operations of our entertainment retail centers. The $0.3 million decrease was primarily due to the impact of a weaker Canadian dollar exchange rate.

Other income was $0.6 million for the three months ended March 31, 2015 compared to $0.2 million for the three months ended March 31, 2014. The $0.4 million increase was primarily due to an increase in income recognized upon settlement of foreign currency swap contracts.

Mortgage and other financing income for the three months ended March 31, 2015 was $17.8 million compared to $18.7 million for the three months ended March 31, 2014. The $0.9 million decrease was primarily due to the sale of four public charter school properties during the three months ended June 30, 2014 which were classified as a direct financing lease as well as the prepayment of four mortgage notes receivable during the three months ended December 31, 2014. These decreases were partially offset by increased real estate lending activities related to our mortgage loan agreements.

Our property operating expense totaled $6.4 million for both the three months ended March 31, 2015 and 2014. These property operating expenses primarily arise from the operations of our entertainment retail centers and other specialty properties. There was a decrease due to a weaker Canadian dollar exchange rate that was offset by an increase in bad debt expenses for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.
Our general and administrative expense totaled $7.7 million for the three months ended March 31, 2015 compared to $7.5 million for the three months ended March 31, 2014. The increase of $0.2 million primarily relates to an increase in professional fees partially offset by a decrease in stock grant amortization.
Retirement severance expense was $18.6 million for the three months ended March 31, 2015 and related to the retirement of our former President and Chief Executive Officer. See Note 12 to the consolidated financial statements included in this Form 10-Q for further detail. There was no retirement severance expense for the three months ended March 31, 2014

Our net interest expense decreased by $1.3 million to $18.6 million for the three months ended March 31, 2015 from $19.9 million for the three months ended March 31, 2014. This decrease resulted from an increase in interest cost capitalized primarily related to the Adelaar project which was $2.1 million for the three months ended March 31, 2015 compared to $0 for the three months ended March 31, 2014, as well as a decrease in the weighted average interest rate used to finance our real estate acquisitions and fund our mortgage notes receivable. These decreases were partially offset by an increase in average borrowings.

Transaction costs totaled $1.6 million for the three months ended March 31, 2015 compared to $0.2 million for the three months ended March 31, 2014. The increase of $1.4 million related to an increase in potential and terminated transactions.

Depreciation and amortization expense totaled $19.4 million for the three months ended March 31, 2015 compared to $15.3 million for the three months ended March 31, 2014. The $4.1 million increase resulted primarily from asset acquisitions completed in 2015 and 2014 as well as the acceleration of depreciation on certain existing assets.

Gain on sale of real estate was $23.9 million for the three months ended March 31, 2015 and related to a gain on sale of $23.7 million from a theatre located in Los Angeles, California and a gain on sale of $0.2 million from a parcel of land adjacent to one of our public charter school investments. Gain on sale of real estate was $0.3 million for the three months ended three months ended March 31, 2014 and related to the sale of a parcel of land adjacent to one of our public charter school investments.

Income tax expense was $8.4 million for the three months ended March 31, 2015 compared to $0.9 million three months ended March 31, 2014. Income tax expense related primarily to income taxes on our Canadian trust as well as state income taxes and withholding tax for distributions related to our unconsolidated joint venture projects located in China. For the three months ended March 31, 2015 approximately $1.4 million in current tax expense and $6.5 million of deferred tax expense was recognized based on an examination by the Canada Revenue Agency on our Canadian trust.

Loss from discontinued operations was $0.01 million for the three months ended March 31, 2015 and related to post closing expenses related to the Toronto Dundas Square property. Income from discontinued operations was $3.4 million for the three months ended March 31, 2014 related primarily to the reversal of a liability that was established with the March 4, 2010 acquisition of Toronto Dundas Square. This liability was reversed during the three months ended March 31, 2014 as the related payment is not expected to occur.

Liquidity and Capital Resources

Cash and cash equivalents were $102.2 million at March 31, 2015. In addition, we had restricted cash of $22.5 million at March 31, 2015. Of the restricted cash at March 31, 2015, $19.8 million related to cash held for our borrowers’ debt service reserves for mortgage notes receivable or tenants' off-season rent reserves, $0.1 million related to escrow balances required in connection with the sale of Toronto Dundas Square and the balance represented deposits required in connection with debt service, payment of real estate taxes and capital improvements.

Mortgage Debt, Senior Notes, Credit Facility and Term Loan

As of March 31, 2015, we had total debt outstanding of $1.8 billion of which $362.6 million was fixed rate mortgage debt secured by a portion of our rental properties and mortgage notes receivable. The fixed rate mortgage debt had a weighted average interest rate of approximately 5.4% at March 31, 2015.

At March 31, 2015, we had outstanding $1.2 billion in aggregate principal amount of unsecured senior notes ranging in interest rates from 4.50% to 7.75%. All of these notes are guaranteed by certain of our subsidiaries. The notes contain various covenants, including: (i) a limitation on incurrence of any debt which would cause the ratio of our debt to adjusted total assets to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause the ratio of secured debt to adjusted total assets to exceed 40%; (iii) a limitation on incurrence of any debt which would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of our total unencumbered assets such that they are not less than 150% of our outstanding unsecured debt.

At March 31, 2015, we had no balance outstanding under our unsecured revolving credit facility, with $535.0 million of availability and with interest at a floating rate of LIBOR plus 140 basis points, which was 1.58% at March 31, 2015. The amount that we are able to borrow on our unsecured revolving credit facility is a function of the values and advance rates, as defined by the credit agreement, assigned to the assets included in the borrowing base less outstanding letters of credit and less other liabilities.

At March 31, 2015, the unsecured term loan facility had a balance of $285.0 million with interest at a floating rate of LIBOR plus 160 basis points, which was 1.77% at March 31, 2015, and $240.0 million of this LIBOR-based debt has been fixed with interest rate swaps at 2.51% through January 5, 2016 and 2.38% from January 5, 2016 to July 5, 2017. The loan matures on July 23, 2018.

On April 24, 2015, we amended, restated and combined our unsecured revolving credit and term loan facilities. See "Recent Developments" for further discussion.

Our combined unsecured revolving credit and term loan facility contains financial covenants that limit our levels of consolidated debt, secured debt, investment levels outside certain categories and dividend distributions, and require minimum coverage levels for fixed charges and unsecured debt service costs. Additionally, our combined unsecured revolving and term loan facility as well as our unsecured senior notes contain cross-default provisions that go into effect if we default on any of our obligations for borrowed money or credit in an amount exceeding $25.0 million ($50.0 million for the 5.25% and 4.50% unsecured senior notes), unless such default has been waived or cured within a specified period of time. We were in compliance with all financial covenants under our debt instruments at March 31, 2015.

Our principal investing activities are acquiring, developing and financing entertainment, education and recreation properties. These investing activities have generally been financed with mortgage debt and senior unsecured notes, as well as the proceeds from equity offerings. Our combined unsecured revolving credit and term loan facility is also used to finance the acquisition or development of properties, and to provide mortgage financing. We have and expect to continue to issue debt securities in public or private offerings. We have and may in the future assume mortgage debt in connection with property acquisitions. We may also issue equity securities in connection with acquisitions. Continued growth of our rental property and mortgage financing portfolios will depend in part on our continued ability to access funds through additional borrowings and securities offerings and, to a lesser extent, our ability to assume debt in connection with property acquisitions.

Certain of our other long-term debt agreements contain customary restrictive covenants related to financial and operating performance as well as certain cross-default provisions. We were in compliance with all financial covenants at March 31, 2015.

Liquidity Requirements

Short-term liquidity requirements consist primarily of normal recurring corporate operating expenses, debt service requirements and distributions to shareholders. We meet these requirements primarily through cash provided by operating activities. Net cash provided by operating activities was $57.5 million and $41.5 million for the three months ended March 31, 2015 and 2014, respectively. Net cash used by investing activities was $93.2 million and $62.8 million for the three months ended March 31, 2015 and 2014, respectively. Net cash provided by financing activities was $135.0 million and $33.9 million for the three months ended March 31, 2015 and 2014, respectively. We anticipate that our cash on hand, cash from operations, and funds available under our unsecured revolving credit facility will provide adequate liquidity to fund our operations, make interest and principal payments on our debt, and allow distributions to our shareholders and avoid corporate level federal income or excise tax in accordance with REIT Internal Revenue Code requirements.

Commitments

As of March 31, 2015, we had six entertainment development projects for which we have commitments to fund approximately $26.4 million, 24 education development projects for which we have commitments to fund approximately $133.5 million and eight recreation development projects for which we have commitments to fund approximately $85.3 million, of which approximately $192.5 million is expected to be funded in 2015 and the remainder is expected to be funded in 2016. Development costs are advanced by us in periodic draws. If we determine that construction is not being completed in accordance with the terms of the development agreement, we can discontinue funding construction draws. We have agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

We have certain commitments related to our mortgage note investments that we may be required to fund in the future. We are generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of March 31, 2015, we had five mortgage notes receivable with commitments totaling approximately $143.9 million, of which $25.8 million is expected to be funded in 2015. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

We have provided guarantees of the payment of certain economic development revenue bonds totaling $22.9 million related to two theatres in Louisiana for which we earn a fee at annual rates of 2.88% to 4.00% over the 30-year terms of the related bonds. We have recorded $9.8 million as a deferred asset included in other assets and $9.8 million included in other liabilities in the accompanying consolidated balance sheet as of March 31, 2015 related to these guarantees. No amounts have been accrued as a loss contingency related to these guarantees because payment by us is not probable.

Liquidity Analysis

In analyzing our liquidity, we generally expect that our cash provided by operating activities will meet our normal recurring operating expenses, recurring debt service requirements and distributions to shareholders.

We have $65.4 million in debt balloon payments coming due for the remainder of 2015. Our sources of liquidity as of March 31, 2015 to pay the above 2015 commitments include the remaining amount available under our unsecured revolving credit facility and unrestricted cash on hand of $102.2 million. We expect that our sources of cash will exceed our existing commitments over the remainder of 2015.

We also believe that we will be able to repay, extend, refinance or otherwise settle our debt maturities for 2016 and thereafter as the debt comes due, and that we will be able to fund our remaining commitments as necessary. However, there can be no assurance that additional financing or capital will be available, or that terms will be acceptable or advantageous to us.

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

Capital Structure

We believe that our shareholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest, fixed charge and debt service coverage ratios. We expect to maintain our debt to gross assets ratio (i.e. total long-term debt to total assets plus accumulated depreciation) between 35% and 45%. However, the timing and size of our equity and debt offerings, as well as debt incurred in connection with property acquisitions, may cause us to temporarily operate over this threshold. At March 31, 2015, this ratio was 42%. Our long-term debt as a percentage of our total market capitalization at March 31, 2015 was 33%; however, we do not manage to a ratio based on total market capitalization due to the inherent variability that is driven by changes in the market price of our common shares. We calculate our total market capitalization of $5.6 billion by aggregating the following at March 31, 2015:

•	Common shares outstanding of 57,177,967 multiplied by the last reported sales price of our common shares on the NYSE of $60.03 per share, or $3.4 billion;

•	Aggregate liquidation value of our Series C convertible preferred shares of $135.0 million;

•	Aggregate liquidation value of our Series E convertible preferred shares of $86.3 million;

•	Aggregate liquidation value of our Series F redeemable preferred shares of $125.0 million; and

•	Total long-term debt of $1.8 billion.

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

In addition to FFO, we present FFOAA and AFFO. FFOAA is presented by adding to FFO costs associated with loan refinancing or payoff, net, transaction costs, retirement severance expense, preferred share redemption costs and provision for loan losses and by subtracting gain on early extinguishment of debt, gain (loss) on sale of land and deferred income tax benefit (expense). AFFO is presented by adding to FFOAA non-real estate depreciation and amortization, deferred financing fees amortization, share-based compensation expense to management and Trustees and amortization of above market leases, net; and subtracting maintenance capital expenditures (including second generation tenant improvements and leasing commissions), straight-lined rental revenue, and the non-cash portion of mortgage and other financing income.

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

The following table summarizes our FFO, FFOAA and AFFO including per share amounts for FFO and FFOAA, for the three months ended March 31, 2015 and 2014 (unaudited, in thousands, except per share information):

	Three Months Ended March 31,
	2015	2014
FFO:
Net income available to common shareholders of EPR Properties	$36,869	$37,581
Gain on sale of real estate (excluding land sale)	(23,748)	—
Real estate depreciation and amortization	18,957	15,049
Allocated share of joint venture depreciation	64	54
FFO available to common shareholders of EPR Properties	$32,142	$52,684
FFOAA:
FFO available to common shareholders of EPR Properties	$32,142	$52,684
Transaction costs (benefit)	1,606	(3,180)
Retirement severance expense	18,578	—
Gain on sale of land	(176)	(330)
Deferred income tax expense	6,888	407
FFOAA available to common shareholders of EPR Properties	$59,038	$49,581
AFFO:
FFOAA available to common shareholders of EPR Properties	$59,038	$49,581
Non-real estate depreciation and amortization	398	278
Deferred financing fees amortization	1,096	1,015
Share-based compensation expense to management and Trustees	1,972	2,328
Maintenance capital expenditures (1)	(1,023)	(1,154)
Straight-lined rental revenue	(2,943)	(1,111)
Non-cash portion of mortgage and other financing income	(2,976)	(1,286)
Amortization of above market leases, net	48	48
AFFO available to common shareholders of EPR Properties	$55,610	$49,699

FFO per common share attributable to EPR Properties:
Basic	$0.56	$1.00
Diluted	0.56	1.00
FFOAA per common share attributable to EPR Properties:
Basic	$1.03	$0.94
Diluted	1.03	0.94
Shares used for computation (in thousands):
Basic	57,111	52,541
Diluted	57,378	52,719
Other financial information:
Dividends per common share	$0.908	$0.855

(1)	Includes maintenance capital expenditures and certain second generation tenant improvements and leasing commissions.

The additional 2.0 million common shares that would result from the conversion of our 5.75% Series C cumulative convertible preferred shares and the additional 1.6 million common shares that would result from the conversion of our 9.0% Series E cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted earnings per share for the three months ended March 31, 2015 and 2014 because the effect is not dilutive.

Impact of Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The ASU does not apply to revenue recognition for lease contracts. In April 2015, the FASB voted for a one-year deferral of the effective date of the new revenue recognition standard. If approved, the new standard will become effective for the Company beginning with the first quarter 2018. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issue Costs, which requires an entity to present debt issuance costs (referred to as deferred financing costs, net in the accompanying consolidated balance sheets) as a reduction of the carrying amount of the related liability, rather than as an asset, which is the Company's current presentation. The new standard is effective for the Company on January 1, 2016 and must be applied retrospectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, primarily relating to potential losses due to changes in interest rates and foreign currency exchange rates. We seek to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new long-term fixed rate borrowings whenever possible. As of March 31, 2015, we had a $535.0 million unsecured revolving credit facility with no balance outstanding and $25.0 million in bonds, all of which bear interest at a floating rate. We also had a $285.0 million unsecured term loan facility that bears interest at a floating rate and $240.0 million of this LIBOR-based debt has been fixed with interest rate swaps at 2.51% through January 5, 2016 and 2.38% from January 5, 2016 to July 5, 2017. As discussed in Note 7 to the consolidated financial statements in this Form 10-Q, these facilities were amended, restated and combined subsequent to March 31, 2015.
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

Item 4. Controls and Procedures

As of March 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
On September 18, 2013, the United States District Court for the Southern District of New York (the "District Court") dismissed the complaint filed by Concord Associates L.P. and six other companies affiliated with Mr. Cappelli against the Company and certain of its subsidiaries, Empire Resorts, Inc. and Monticello Raceway Management, Inc. (collectively, "Empire"), and Kien Huat Realty III Limited and Genting New York LLC (collectively, "Genting"). The complaint alleged, among other things, that the Company had conspired with Empire to monopolize the racing and gaming market in the Catskills by entering into exclusivity and development agreements to develop a comprehensive resort destination in Sullivan County, New York. The plaintiffs are seeking $500 million in damages (trebled to $1.5 billion under antitrust law), punitive damages, and injunctive relief. The District Court dismissed plaintiffs’ federal antitrust claims against all defendants with prejudice, and dismissed the pendent state law claims against Empire and Genting without prejudice, meaning they could be further pursued in state court. On October 2, 2013, the plaintiffs filed a motion for reconsideration with the District Court, seeking permission to file a Second Amended Complaint, and soon after filed a Notice of Appeal. The District Court denied the motion for reconsideration in an Opinion and Order dated November 3, 2014, and the plaintiffs perfected their appeal in the Second Circuit on or about December 17, 2014. Argument has been scheduled for April 29, 2015.
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

Item 1A. Risk Factors

There were no material changes during the quarter from the risk factors previously discussed in Item 1A - "Risk Factors" in our Annual Report on From 10-K for the year ended December 31, 2014 filed with the SEC on February 25, 2015.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31, 2015 common stock	86,105	(1)	$57.63	—	$—
February 1 through February 28, 2015 common stock	—		—	—	—
March 1 through March 31, 2015 common stock	56,198	(1)	58.48	—	—

Total	142,303		$57.97	—	$—

(1) The repurchase of equity securities during January of 2015 was completed in conjunction with the vesting of employee nonvested shares. The repurchase of equity securities during March 2015 was completed in conjunction with employee stock option exercises and with the vesting of nonvested shares for our former President and Chief Executive Officer. These repurchases were not made pursuant to a publicly announced plan or program.

Item 3. Defaults Upon Senior Securities

There were no reportable events during the quarter ended March 31, 2015.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

There were no reportable events during the quarter ended March 31, 2015.

Item 6. Exhibits

4.1
Indenture, dated March 16, 2015, among the Company, certain of its subsidiaries, as guarantors, and UMB Bank, n.a., as trustee, which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on March 16, 2015, is hereby incorporated by reference as Exhibit 4.1.

4.2	Form of 4.500% Senior Note due 2025 (included as Exhibit A to Exhibit 4.1 above).
10.1**
Retirement Agreement, effective as of March 31, 2015, by and between the Company and David M. Brain, which is attached as Exhibit 10.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on March 17, 2015, is hereby incorporated by reference as Exhibit 10.1.

12.1*	Computation of Ratio of Earnings to Fixed Charges is attached hereto as Exhibit 12.1
12.2*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends is attached hereto as Exhibit 12.2
31.1*
Certification of Gregory K. Silvers pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, is attached hereto as Exhibit 31.1

31.2*
Certification of Mark A. Peterson pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, is attached hereto as Exhibit 31.2

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

* Filed herewith.
** Management contracts or compensatory plans.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPR Properties

Dated:	April 29, 2015	By	/s/ Gregory K. Silvers
Gregory K. Silvers, President and Chief Executive Officer (Principal Executive Officer)

Dated:	April 29, 2015	By	/s/ Mark A. Peterson
Mark A. Peterson, Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Chief Accounting Officer)

Exhibit Index

4.1
Indenture, dated March 16, 2015, among the Company, certain of its subsidiaries, as guarantors, and UMB Bank, n.a., as trustee, which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on March 16, 2015, is hereby incorporated by reference as Exhibit 4.1.

4.2	Form of 4.500% Senior Note due 2025 (included as Exhibit A to Exhibit 4.1 above).
10.1**
Retirement Agreement, effective as of March 31, 2015, by and between the Company and David M. Brain, which is attached as Exhibit 10.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on March 17, 2015, is hereby incorporated by reference as Exhibit 10.1.

12.1*	Computation of Ratio of Earnings to Fixed Charges is attached hereto as Exhibit 12.1
12.2*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends is attached hereto as Exhibit 12.2
31.1*
Certification of Gregory K. Silvers pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, is attached hereto as Exhibit 31.1

31.2*
Certification of Mark A. Peterson pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, is attached hereto as Exhibit 31.2

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

* Filed herewith.
** Management contracts or compensatory plans.