Form 10-Q
period 2015-06-30
EPR PROPERTIES
filed 2015-08-05
CIK 1045450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

At August 4, 2015, there were 57,798,021 common shares outstanding.

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

ii

iii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
EPR PROPERTIES Consolidated Balance Sheets (Dollars in thousands except share data)

	June 30, 2015	December 31, 2014
	(unaudited)
Assets
Rental properties, net of accumulated depreciation of $492,602 and $465,660 at June 30, 2015 and December 31, 2014, respectively	$2,536,539	$2,451,534
Land held for development	30,495	206,001
Property under development	494,066	181,798
Mortgage notes and related accrued interest receivable	546,245	507,955
Investment in a direct financing lease, net	189,203	199,332
Investment in joint ventures	6,101	5,738
Cash and cash equivalents	6,146	3,336
Restricted cash	15,289	13,072
Deferred financing costs, net	25,337	19,909
Accounts receivable, net	64,493	47,282
Other assets	77,478	66,091
Total assets	$3,991,392	$3,702,048
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$80,855	$82,180
Common dividends payable	17,308	16,281
Preferred dividends payable	5,952	5,952
Unearned rents and interest	39,270	25,623
Debt	1,945,864	1,645,523
Total liabilities	2,089,249	1,775,559
Equity:
Common Shares, $.01 par value; 75,000,000 shares authorized; and 59,204,909 and 58,952,404 shares issued at June 30, 2015 and December 31, 2014, respectively	592	589
Preferred Shares, $.01 par value; 25,000,000 shares authorized:
5,400,000 Series C convertible shares issued at June 30, 2015 and December 31, 2014; liquidation preference of $135,000,000	54	54
3,450,000 Series E convertible shares issued at June 30, 2015 and December 31, 2014; liquidation preference of $86,250,000	35	35
5,000,000 Series F shares issued at June 30, 2015 and December 31, 2014; liquidation preference of $125,000,000	50	50
Additional paid-in-capital	2,296,903	2,283,440
Treasury shares at cost: 1,988,096 and 1,826,463 common shares at June 30, 2015 and December 31, 2014, respectively	(77,244)	(67,846)
Accumulated other comprehensive income	8,290	12,566
Distributions in excess of net income	(326,914)	(302,776)
EPR Properties shareholders’ equity	1,901,766	1,926,112
Noncontrolling interests	377	377
Total equity	$1,902,143	$1,926,489
Total liabilities and equity	$3,991,392	$3,702,048
See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Income (Unaudited) (Dollars in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Rental revenue	$77,860	$69,918	$154,600	$136,349
Tenant reimbursements	3,965	4,281	8,268	8,869
Other income	1,148	187	1,698	361
Mortgage and other financing income	18,285	17,401	36,128	36,064
Total revenue	101,258	91,787	200,694	181,643
Property operating expense	5,770	5,539	12,127	11,988
Other expense	210	219	312	318
General and administrative expense	7,756	7,079	15,438	14,541
Retirement severance expense	—	—	18,578	—
Costs associated with loan refinancing	243	—	243	—
Interest expense, net	20,007	20,555	38,594	40,453
Transaction costs	4,429	756	6,035	952
Depreciation and amortization	21,849	16,002	41,204	31,329
Income before equity in income from joint ventures and other items	40,994	41,637	68,163	82,062
Equity in income from joint ventures	198	267	362	578
Gain on sale of real estate	—	—	23,924	330
Gain on sale of investment in a direct financing lease	—	220	—	220
Income before income taxes	41,192	42,124	92,449	83,190
Income tax expense (benefit)	(7,506)	1,360	920	2,285
Income from continuing operations	$48,698	$40,764	$91,529	$80,905
Discontinued operations:
Income (loss) from discontinued operations	68	(4)	58	11
Transaction (costs) benefit	—	—	—	3,376
Net income attributable to EPR Properties	48,766	40,760	91,587	84,292
Preferred dividend requirements	(5,952)	(5,952)	(11,904)	(11,904)
Net income available to common shareholders of EPR Properties	$42,814	$34,808	$79,683	$72,388
Per share data attributable to EPR Properties common shareholders:
Basic earnings per share data:
Income from continuing operations	$0.75	$0.65	$1.39	$1.31
Income from discontinued operations	—	—	—	0.06
Net income available to common shareholders	$0.75	$0.65	$1.39	$1.37
Diluted earnings per share data:
Income from continuing operations	$0.75	$0.65	$1.39	$1.30
Income from discontinued operations	—	—	—	0.06
Net income available to common shareholders	$0.75	$0.65	$1.39	$1.36
Shares used for computation (in thousands):
Basic	57,200	53,458	57,156	53,002
Diluted	57,446	53,654	57,408	53,189
See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Comprehensive Income (Unaudited) (Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income attributable to EPR Properties	$48,766	$40,760	$91,587	$84,292
Other comprehensive income (loss):
Foreign currency translation adjustment	2,390	7,856	(14,912)	(632)
Change in unrealized gain (loss) on derivatives	(2,812)	(8,760)	10,636	(2,336)
Comprehensive income attributable to EPR Properties	$48,344	$39,856	$87,311	$81,324
See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Changes in Equity Six Months Ended June 30, 2015 (Unaudited) (Dollars in thousands)

	EPR Properties Shareholders’ Equity
	Common Stock		Preferred Stock		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income	Distributions in excess of net income	Noncontrolling Interests	Total
	Shares	Par	Shares	Par
Balance at December 31, 2014	58,952,404	$589	13,850,000	$139	$2,283,440	$(67,846)	$12,566	$(302,776)	$377	$1,926,489
Restricted share units issued to Trustees	18,036	—	—	—	—	—	—	—	—	—
Issuance of nonvested shares, net	206,185	2	—	—	1,941	(36)	—	—	—	1,907
Purchase of common shares for vesting	—	—	—	—	—	(8,223)	—	—	—	(8,223)
Amortization of nonvested shares and restricted share units	—	—	—	—	3,154	—	—	—	—	3,154
Share option expense	—	—	—	—	550	—	—	—	—	550
Share-based compensation included in retirement severance expense	—	—	—	—	6,377	—	—	—	—	6,377
Foreign currency translation adjustment	—	—	—	—	—	—	(14,912)	—	—	(14,912)
Change in unrealized gain/loss on derivatives	—	—	—	—	—	—	10,636	—	—	10,636
Net income	—	—	—	—	—	—	—	91,587	—	91,587
Issuances of common shares	5,659	—	—	—	337	—	—	—	—	337
Stock option exercises, net	22,625	1	—	—	1,104	(1,139)	—	—	—	(34)
Dividends to common and preferred shareholders	—	—	—	—	—	—	—	(115,725)	—	(115,725)
Balance at June 30, 2015	59,204,909	$592	13,850,000	$139	$2,296,903	$(77,244)	$8,290	$(326,914)	$377	$1,902,143

See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Cash Flows (Unaudited) (Dollars in thousands)

	Six Months Ended June 30,
	2015	2014
Operating activities:
Net income	$91,587	$84,292
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(58)	(3,387)
Gain on sale of real estate	(23,924)	(330)
Deferred income tax expense	177	1,249
Gain on sale of investment in a direct financing lease	—	(220)
Costs associated with loan refinancing	243	—
Equity in income from joint ventures	(362)	(578)
Depreciation and amortization	41,204	31,329
Amortization of deferred financing costs	2,269	2,076
Amortization of above market leases	97	96
Share-based compensation expense to management and Trustees	4,057	4,671
Share-based compensation expense included in retirement severance expense	6,377	—
Decrease (increase) in restricted cash	464	(2,671)
Increase in mortgage notes accrued interest receivable	(3,009)	(236)
Increase in accounts receivable, net	(9,314)	(533)
Increase in direct financing lease receivable	(1,882)	(1,682)
Increase in other assets	(2,057)	(4,641)
Increase (decrease) in accounts payable and accrued liabilities	6,035	(2)
Increase in unearned rents and interest	7,977	4,801
Net operating cash provided by continuing operations	119,881	114,234
Net operating cash provided by discontinued operations	526	120
Net cash provided by operating activities	120,407	114,354
Investing activities:
Acquisition of rental properties and other assets	(93,221)	(44,340)
Proceeds from sale of real estate	43,790	3,293
Proceeds from settlement of derivative	—	5,725
Investment in mortgage notes receivable	(35,589)	(22,293)
Proceeds from mortgage note receivable paydown	308	176
Investment in promissory notes receivable	—	(3,957)
Proceeds from sale of investment in a direct financing lease, net	4,741	46,092
Additions to properties under development	(206,955)	(151,343)
Net cash used by investing activities	(286,926)	(166,647)
Financing activities:
Proceeds from long-term debt facilities	558,914	126,000
Principal payments on long-term debt	(259,659)	(42,976)
Deferred financing fees paid	(6,854)	(634)
Net proceeds from issuance of common shares	240	79,669
Impact of stock option exercises, net	(35)	(24)
Purchase of common shares for treasury for vesting	(8,223)	(2,892)
Dividends paid to shareholders	(114,600)	(101,249)
Net cash provided by financing activities	169,783	57,894
Effect of exchange rate changes on cash	(454)	30
Net increase in cash and cash equivalents	2,810	5,631
Cash and cash equivalents at beginning of the period	3,336	7,958
Cash and cash equivalents at end of the period	$6,146	$13,589
Supplemental information continued on next page.

EPR PROPERTIES Consolidated Statements of Cash Flows (Unaudited) (Dollars in thousands) Continued from previous page.

	Six Months Ended June 30,
	2015	2014
Supplemental schedule of non-cash activity:
Transfer of property under development to rental property	$62,028	$57,638
Transfer of land held for development to property under development	$167,600	$—
Acquisition of real estate in exchange for assumption of debt at fair value	$—	$101,441
Issuance of nonvested shares and restricted share units at fair value, including nonvested shares issued for payment of bonuses	$13,682	$15,525
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$42,143	$42,060
Cash paid during the period for income taxes	$748	$750
Interest cost capitalized	$9,493	$2,897
Increase (decrease) in accrued capital expenditures	$(5,967)	$44
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

2. Summary of Significant Accounting Policies

Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. In addition, operating results for the six month period ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

Revenue Recognition
Rents that are fixed and determinable are recognized on a straight-line basis over the minimum term of the leases. Base rent escalation on leases that are dependent upon increases in the Consumer Price Index (CPI) is recognized when known. In addition, most of the Company's tenants are subject to additional rents if gross revenues of the properties exceed certain thresholds defined in the lease agreements (percentage rents). Percentage rents as well as participating interest for those mortgage agreements that contain similar such clauses are recognized at the time when specific triggering events occur as provided by the lease or mortgage agreements. Rental revenue included percentage rents of $0.4 million and $0.5 million for the six months ended June 30, 2015 and 2014, respectively. The Company recognized no participating interest income in mortgage and other financing income for both the six months ended June 30, 2015 and 2014. Lease termination fees are recognized when the related leases are canceled and the Company has no obligation to provide services to such former tenants. Termination fees of $0.1 million were recognized during both the six months ended June 30, 2015 and 2014.

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

Income Taxes
As previously disclosed, in 2013, the Canada Revenue Agency (CRA) commenced an examination of the Company's taxable subsidiary that files returns in Canada for tax years 2010 and 2011.  Based on interactions with the taxing authority in the first quarter of 2015, the Company reevaluated its measurement of uncertain tax positions and recorded a liability of $7.9 million during the three months ended March 31, 2015.   Of this amount, $1.4 million was recorded as a current tax liability and $6.5 million was recorded as an adjustment to deferred tax assets. During the second quarter of 2015, the examination was completed with no adjustments.  As the liability is effectively settled, the Company reversed the previously recorded liability of $7.9 million during the three months ended June 30, 2015.  Of this amount, $1.4 million was recorded as a decrease to the previously recorded current tax liability and $6.5 million was recorded as an increase to deferred tax assets.  Based on the Company's current knowledge of the examination, management does not anticipate any additional significant increase or decrease in uncertain tax positions during the next twelve months.  The tax years prior to 2010 for this subsidiary are no longer subject to examination.

Concentrations of Risk
American Multi-Cinema, Inc. (AMC) is the lessee of a substantial portion (26%) of the megaplex theatre rental properties held by the Company at June 30, 2015 primarily as a result of a series of sale leaseback transactions pertaining to AMC megaplex theatres. A substantial portion of the Company’s total revenues (approximately $42.7 million or 21% and $43.6 million or 24%, for the six months ended June 30, 2015 and 2014, respectively) result from the revenue from AMC under the leases, or from its parent, AMC Entertainment, Inc. (AMCE), as the guarantor of AMC’s obligations under the leases. AMCE is wholly owned by AMC Entertainment Holdings, Inc. (AMCEH). AMCEH is a publicly held company (NYSE: AMC) and its consolidated financial information is publicly available as www.sec.gov.

For the six months ended June 30, 2015 and 2014, approximately $17.6 million or 9%, and $20.1 million or 11%, respectively, of total revenue was derived from the Company's four entertainment retail centers in Ontario, Canada. The Company's wholly owned subsidiaries that hold the four Canadian entertainment retail centers represent approximately $189.0 million or 10% and $200.4 million or 10% of the Company's net assets at June 30, 2015 and December 31, 2014, respectively.

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

Share-based compensation expense consists of share option expense, amortization of nonvested share grants, and amortization of share units issued to non-employee Trustees for payment of their annual retainers. Share-based compensation included in general and administrative expense in the accompanying consolidated statements of income totaled $4.1 million and $4.7 million for the six months ended June 30, 2015 and 2014, respectively. Share-based compensation included in retirement severance expense in the accompanying consolidated statements of income totaled $6.4 million for the six months ended June 30, 2015 and related to the retirement of the Company's former President and Chief Executive Officer.

Share Options
Share options are granted to employees pursuant to the Long-Term Incentive Plan. The fair value of share options granted is estimated at the date of grant using the Black-Scholes option pricing model. Share options granted to employees vest over a period of four years and share option expense for these options is recognized on a straight-line basis over the vesting period. Expense recognized related to share options and included in general and administrative expense in the accompanying consolidated statements of income was $550 thousand and $729 thousand for the six months ended June 30, 2015 and 2014, respectively. Expense recognized related to share options and included in retirement severance expense in the accompanying consolidated statements of income was $1.4 million for the six months ended June 30, 2015 and related to the retirement of the Company's former President and Chief Executive Officer.

Nonvested Shares Issued to Employees
The Company grants nonvested shares to employees pursuant to both the Annual Incentive Program and the Long-Term Incentive Plan. The Company amortizes the expense related to the nonvested shares awarded to employees under the Long-Term Incentive Plan and the premium awarded under the nonvested share alternative of the Annual Incentive Program on a straight-line basis over the future vesting period (three or four years). Expense recognized related to nonvested shares and included in general and administrative expense in the accompanying consolidated statements of income was $3.0 million and $3.4 million for the six months ended June 30, 2015 and 2014, respectively. Expense related to nonvested shares and included in retirement severance expense in the accompanying consolidated statements of income was $5.0 million for the six months ended June 30, 2015 and related to the retirement of the Company's former President and Chief Executive Officer.

Restricted Share Units Issued to Non-Employee Trustees
The Company issues restricted share units to non-employee Trustees for payment of their annual retainers. The fair value of the share units granted was based on the share price at the date of grant. The share units vest upon the earlier of the day preceding the next annual meeting of shareholders or a change of control. The settlement date for the shares is selected by the non-employee Trustee, and ranges from one year from the grant date to upon termination of service. This expense is amortized by the Company on a straight-line basis over the year of service by the non-employee Trustees. Total expense recognized related to shares issued to non-employee Trustees was $524 thousand and $534 thousand for the six months ended June 30, 2015 and 2014, respectively.

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

3. Rental Properties

The following table summarizes the carrying amounts of rental properties as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Buildings and improvements	$2,369,355	$2,273,430
Furniture, fixtures & equipment	29,751	25,922
Land	630,035	617,842
	3,029,141	2,917,194
Accumulated depreciation	(492,602)	(465,660)
Total	$2,536,539	$2,451,534
Depreciation expense on rental properties was $39.4 million and $29.7 million for the six months ended June 30, 2015 and 2014, respectively.

4. Investments and Dispositions

The Company's investment spending during the six months ended June 30, 2015 totaled $334.7 million, and included investments in each of its four operating segments.

Entertainment investment spending during the six months ended June 30, 2015 totaled $53.0 million, and was related primarily to investments in build-to-suit construction of three megaplex theatres and development of two family entertainment centers, as well as the acquisition of two megaplex theatres located in Virginia and Florida, each of which is subject to a long-term triple net lease or long-term mortgage agreement.

Education investment spending during the six months ended June 30, 2015 totaled $149.3 million, and was related primarily to investments in build-to-suit construction of 20 public charter schools, four private schools and 20 early childhood education centers, each of which is subject to a long-term triple net lease or long-term mortgage agreement.

Recreation investment spending during the six months ended June 30, 2015 totaled $126.5 million, and was related primarily to build-to-suit construction of 13 Topgolf golf entertainment facilities and Camelback Mountain Resort, as well as the acquisition of one ski resort located in Wintergreen, Virginia, each of which is subject to a long-term triple net lease or a long-term mortgage agreement.

Other investment spending during the six months ended June 30, 2015 totaled $5.9 million, and was related to the Adelaar casino and resort project in Sullivan County, New York.

On January 27, 2015, the Company completed the sale of a theatre located in Los Angeles, California for net proceeds of $42.7 million and recognized a gain on sale of $23.7 million during the six months ended June 30, 2015. In addition, during the six months ended June 30, 2015, the Company sold a land parcel adjacent to one of our public charter school investments for net proceeds of $1.1 million and the Company recognized a gain of $0.2 million.

5. Accounts Receivable, Net
The following table summarizes the carrying amounts of accounts receivable, net as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Receivable from tenants	$6,651	$6,705
Receivable from non-tenants (1)	13,209	602
Straight-line rent receivable	47,166	41,529
Allowance for doubtful accounts	(2,533)	(1,554)
Total	$64,493	$47,282

(1) Receivable from non-tenants at June 30, 2015 included $13.1 million related to infrastructure costs at the Company's Adelaar casino and resort project located in Sullivan County, New York. These costs are expected to be reimbursed through proceeds from IDA bonds that are not expected to be issued or guaranteed by the Company.

6. Investment in a Direct Financing Lease

The Company’s investment in a direct financing lease relates to the Company’s master lease of 21 public charter school properties as of June 30, 2015 and 23 public charter school properties as of December 31, 2014, with affiliates of Imagine Schools, Inc. (Imagine). Investment in a direct financing lease, net represents estimated unguaranteed residual values of leased assets and net unpaid rentals, less related deferred income. The following table summarizes the carrying amounts of investment in a direct financing lease, net as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Total minimum lease payments receivable	$449,354	$487,275
Estimated unguaranteed residual value of leased assets	162,669	172,880
Less deferred income (1)	(422,820)	(460,823)
Investment in a direct financing lease, net	$189,203	$199,332

(1) Deferred income is net of $1.4 million and $1.5 million of initial direct costs at June 30, 2015 and December 31, 2014, respectively.

Additionally, the Company determined that no allowance for losses was necessary at June 30, 2015 and December 31, 2014.

On May 21, 2015, the Company completed the sale of one public charter school property located in Pennsylvania and previously leased to Imagine for net proceeds of $4.7 million. Accordingly, the Company reduced its net investment in a direct financing lease, net by $4.7 million which included $4.1 million in original acquisition costs. There was no gain or loss recognized on this sale.

On June 30, 2015, the Company terminated a portion of its master lease with Imagine related to one public charter school property located in Ohio. The property was subsequently leased to another operator under a long-term triple-net lease agreement that is classified as an operating lease. There was no gain or loss recognized on this lease termination.

The Company’s direct financing lease has expiration dates ranging from approximately 17 to 20 years. Future minimum rentals receivable on this direct financing lease at June 30, 2015 are as follows (in thousands):

Amount
Year:
2015	$9,707
2016	19,787
2017	20,380
2018	20,992
2019	21,622
Thereafter	356,866
Total	$449,354

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

The amendments to the unsecured revolving portion of the new credit facility, among other things, (i) increase the initial amount from $535.0 million to $650.0 million, (ii) extend the maturity date from July 23, 2017, to April 24, 2019 (with the Company having the same right as before to extend the loan for one additional year, subject to certain terms and conditions) and (iii) lower the interest rate and facility fee pricing based on a grid related to the Company's senior unsecured credit ratings which at closing was LIBOR plus 1.25% and 0.25%, respectively. In connection with the amendment, $243 thousand of deferred financing costs (net of accumulated amortization) were written off during the three months ended June 30, 2015. At June 30, 2015, the Company had $100.0 million outstanding under this portion of the facility.

The amendments to the unsecured term loan portion of the new facility, among other things, (i) increase the initial amount from $285.0 million to $350.0 million, (ii) extend the maturity date from July 23, 2018, to April 24, 2020 and (iii) lower the interest rate at all senior unsecured credit rating tiers which was LIBOR plus 1.40% at closing. On July 24, 2015, the Company borrowed the remaining $65.0 million available on the$350.0 million term loan portion of the facility, which was used to pay down a portion of the Company's unsecured revolving credit facility.

In addition, there is a $1.0 billion accordion feature on the combined unsecured revolving credit and term loan facility that increases the maximum borrowing amount available under the combined facility, subject to lender approval, from $1.0 billion to $2.0 billion.

Subsequent to June 30, 2015, the Company issued 580,251 common shares under its Direct Stock Purchase Plan (DSPP) for net proceeds of $32.4 million, which were used to pay down a portion of the Company's unsecured revolving credit facility.

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

Consolidated VIEs
As of June 30, 2015, the Company did not have any investments in consolidated VIEs.

Unconsolidated VIE
At June 30, 2015, the Company’s recorded investment in SVVI, a VIE that is unconsolidated, was $193.0 million. The Company’s maximum exposure to loss associated with SVVI is limited to the Company’s outstanding mortgage note and related accrued interest receivable of $193.0 million. While this entity is a VIE, the Company has determined that the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance is not held by the Company.

9. Derivative Instruments

All derivatives are recognized at fair value in the consolidated balance sheets within the line items "Other assets" and "Accounts payable and accrued liabilities" as applicable. The Company's derivatives are subject to a master netting arrangement and the Company has elected not to offset its derivative position for purposes of balance sheet presentation and disclosure. The Company had derivative liabilities of $6.0 million and $5.1 million recorded in “Accounts payable and accrued liabilities” and derivative assets of $26.4 million and $14.8 million recorded in “Other assets” in the consolidated balance sheet at June 30, 2015 and December 31, 2014, respectively. Had the Company elected to offset derivatives in the consolidated balance sheet pursuant to ASU 210-20-45, the Company would have had a net derivative asset of $20.4 million and $9.7 million (with no derivative liability) at June 30, 2015 and December 31, 2014, respectively.  The Company had not posted or received collateral with its derivative counterparties as of June 30, 2015 or December 31, 2014. See Note 10 for disclosures relating to the fair value of the derivative instruments as of June 30, 2015 and December 31, 2014.

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

On January 5, 2012, the Company entered into three interest rate swap agreements to fix the interest rate on a $240.0 million unsecured term loan facility. These agreements have a combined outstanding notional amount of $240.0 million, a termination date of January 5, 2016 and provide for a fixed rate on this debt of 2.51%. On September 6, 2013, the Company entered into three interest rate swap agreements to further fix the interest rate on $240.0 million of the unsecured term loan facility at 2.38% from January 5, 2016 to July 5, 2017.

The effective portion of changes in the fair value of interest rate derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (AOCI) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the six months ended June 30, 2015 and 2014, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness on cash flow hedges was recognized during the six months ended June 30, 2015 and 2014.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of June 30, 2015, the Company estimates that during the twelve months ending June 30, 2016, $3.0 million will be reclassified from AOCI to interest expense.

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

As of June 30, 2015, the Company had cross-currency swaps with a fixed original notional value of $100.0 million CAD and $98.1 million U.S. The net effect of these swaps is to lock in an exchange rate of $1.05 CAD per U.S. dollar on approximately $13.5 million of annual CAD denominated cash flows on the properties through June 2018.

The effective portion of changes in the fair value of foreign currency derivatives designated and that qualify as cash flow hedges of foreign exchange risk is recorded in AOCI and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative, as well as amounts excluded from the assessment of hedge effectiveness, is recognized directly in earnings. No hedge ineffectiveness on foreign currency derivatives was recognized for the six months ended June 30, 2015 and 2014. As of June 30, 2015, the Company estimates that during the twelve months ending June 30, 2016, $2.1 million will be reclassified from AOCI to other income.

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

For foreign currency derivatives designated as net investment hedges, the effective portion of changes in the fair value of the derivatives are reported in AOCI as part of the cumulative translation adjustment. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness on net investment hedges was recognized for the six months ended June 30, 2015 and 2014. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated.

Below is a summary of the effect of derivative instruments on the consolidated statements of changes in equity and income for the three and six months ended June 30, 2015 and 2014.

Effect of Derivative Instruments on the Consolidated Statements of Changes in Equity and Income for the Three and Six Months Ended June 30, 2015 and 2014 (Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
Description	2015	2014	2015	2014
Interest Rate Swaps
Amount of Loss Recognized in AOCI on Derivative (Effective Portion)	$(285)	$(1,445)	$(1,787)	$(2,058)
Amount of Expense Reclassified from AOCI into Earnings (Effective Portion) (1)	(442)	(460)	(885)	(909)
Cross Currency Swaps
Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	(508)	(1,808)	2,554	25
Amount of Income Reclassified from AOCI into Earnings (Effective Portion) (2)	483	88	1,029	261
Currency Forward Agreements
Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	(1,978)	(5,879)	10,013	(951)
Amount of Income Reclassified from AOCI into Earnings (Effective Portion) (2)	—	—	—	—
Total
Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	$(2,771)	$(9,132)	$10,780	$(2,984)
Amount of Income (Expense) Reclassified from AOCI into Earnings (Effective Portion)	41	(372)	144	(648)

(1)	Included in "Interest expense, net" in the accompanying consolidated statements of income for the three and six months ended June 30, 2015 and 2014.

(2)	Included in "Other income" in the accompanying consolidated statements of income for the three and six months ended June 30, 2015 and 2014.

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

As of June 30, 2015, the fair value of the Company’s derivatives in a liability position related to these agreements was $6.0 million. If the Company breached any of the contractual provisions of these derivative contracts, it would be required to settle its obligations under the agreements at their termination value of $6.1 million.

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

Although the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives also use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of June 30, 2015, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives and therefore, classified its derivatives as Level 2 within the fair value reporting hierarchy.

The table below presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 aggregated by the level in the fair value hierarchy within which those measurements are classified and by derivative type.
Assets and Liabilities Measured at Fair Value on a Recurring Basis at June 30, 2015 and December 31, 2014 (Dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets (Liabilities) Balance at end of period
June 30, 2015
Cross-Currency Swaps*	$—	$6,115	$—	$6,115
Currency Forward Agreements*	$—	$20,241	$—	$20,241
Interest Rate Swap Agreements**	$—	$(5,999)	$—	$(5,999)
December 31, 2014:
Cross-Currency Swaps*	$—	$4,592	$—	$4,592
Currency Forward Agreements*	$—	$10,227	$—	$10,227
Interest Rate Swap Agreements**	$—	$(5,096)	$—	$(5,096)
*Included in "Other assets" in the accompanying consolidated balance sheet.
**Included in "Accounts payable and accrued liabilities" in the accompanying consolidated balance sheet.

Non-recurring fair value measurements
There were no assets or liabilities measured at fair value on a non-recurring basis during the six months ended June 30, 2015 and 2014.

Fair Value of Financial Instruments
Management compares the carrying value to the estimated fair value of the Company’s financial instruments. The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instruments at June 30, 2015 and December 31, 2014:

Mortgage notes receivable and related accrued interest receivable:
The fair value of the Company’s mortgage notes and related accrued interest receivable is estimated by discounting the future cash flows of each instrument using current market rates. At June 30, 2015, the Company had a carrying value of $546.2 million in fixed rate mortgage notes receivable outstanding, including related accrued interest, with a weighted average interest rate of approximately 9.15%. The fixed rate mortgage notes bear interest at rates of 5.50% to 11.31%. Discounting the future cash flows for fixed rate mortgage notes receivable using rates of 8.50% to 11.31%, management estimates the fair value of the fixed rate mortgage notes receivable to be approximately $530.9 million with an estimated weighted average market rate of 10.10% at June 30, 2015.

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

Investment in a direct financing lease, net:
The fair value of the Company’s investment in a direct financing lease is estimated by discounting the future cash flows of the instrument using current market rates. At June 30, 2015 and December 31, 2014, the Company had an investment in a direct financing lease with a carrying value of $189.2 million and $199.3 million, respectively, and a weighted average effective interest rate of 11.99% for both periods. The investment in a direct financing lease bears interest at effective interest rates of 11.74% to 12.38%. The carrying value of the investment in a direct financing lease approximated the fair market value at June 30, 2015 and December 31, 2014.

Derivative instruments:
Derivative instruments are carried at their fair market value.

Debt instruments:
The fair value of the Company's debt is estimated by discounting the future cash flows of each instrument using current market rates. At June 30, 2015, the Company had a carrying value of $410.0 million in variable rate debt outstanding with a weighted average interest rate of approximately 1.42%. The carrying value of the variable rate debt outstanding approximated the fair market value at June 30, 2015.

At December 31, 2014, the Company had a carrying value of $372.0 million in variable rate debt outstanding with an average weighted interest rate of approximately 1.57%. The carrying value of the variable rate debt outstanding approximated the fair market value at December 31, 2014.

At June 30, 2015 and December 31, 2014, $240.0 million of variable rate debt outstanding under the Company's unsecured term loan facility had been effectively converted to a fixed rate through July 5, 2017 by interest rate swap agreements.

At June 30, 2015, the Company had a carrying value of $1.54 billion in fixed rate long-term debt outstanding with a weighted average interest rate of approximately 5.67%. Discounting the future cash flows for fixed rate debt using rates of 2.41% to 4.86%, management estimates the fair value of the fixed rate debt to be approximately $1.67 billion with an estimated weighted average market rate of 4.09% at June 30, 2015.

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

11. Earnings Per Share

The following table summarizes the Company’s computation of basic and diluted earnings per share (EPS) for the three and six months ended June 30, 2015 and 2014 (amounts in thousands except per share information):

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Income (numerator)	Shares (denominator)	Per Share Amount	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Income from continuing operations	$48,698			$91,529
Less: preferred dividend requirements	(5,952)			(11,904)
Income from continuing operations available to common shareholders	$42,746	57,200	$0.75	$79,625	57,156	$1.39
Income from discontinued operations available to common shareholders	$68	57,200	$—	$58	57,156	$—
Net income available to common shareholders	$42,814	57,200	$0.75	$79,683	57,156	$1.39
Diluted EPS:
Income from continuing operations available to common shareholders	$42,746	57,200		$79,625	57,156
Effect of dilutive securities:
Share options	—	246		—	252
Income from continuing operations available to common shareholders	$42,746	57,446	$0.75	$79,625	57,408	$1.39
Income from discontinued operations available to common shareholders	$68	57,446	$—	$58	57,408	$—
Net income available to common shareholders	$42,814	57,446	$0.75	$79,683	57,408	$1.39

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Income (numerator)	Shares (denominator)	Per Share Amount	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Income from continuing operations	$40,764			$80,905
Less: preferred dividend requirements	(5,952)			(11,904)
Income from continuing operations available to common shareholders	$34,812	53,458	$0.65	$69,001	53,002	$1.31
Income (loss) from discontinued operations available to common shareholders	$(4)	53,458	$—	$3,387	53,002	$0.06
Net income available to common shareholders	$34,808	53,458	$0.65	$72,388	53,002	$1.37
Diluted EPS:
Income from continuing operations available to common shareholders	$34,812	53,458		$69,001	53,002
Effect of dilutive securities:
Share options	—	196		—	187
Income from continuing operations available to common shareholders	$34,812	53,654	$0.65	$69,001	53,189	$1.30
Income (loss) from discontinued operations available to common shareholders	$(4)	53,654	$—	$3,387	53,189	$0.06
Net income available to common shareholders	$34,808	53,654	$0.65	$72,388	53,189	$1.36

The additional 2.0 million common shares that would result from the conversion of the Company’s 5.75% Series C cumulative convertible preferred shares and the additional 1.6 million common shares that would result from the conversion of the Company’s 9.0% Series E cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted earnings per share for the three and six months ended June 30, 2015 and 2014 because the effect is anti-dilutive.

The dilutive effect of potential common shares from the exercise of share options is included in diluted earnings per share for the three and six months ended June 30, 2015 and 2014. For the three months ended June 30, 2015 and 2014, options to purchase 313 thousand and 33 thousand shares of common shares, respectively, at per share prices ranging from $51.64 to $65.50 and $45.20 to $65.50, respectively, were not included in the computation of diluted earnings per share because the options were anti-dilutive. For the six months ended June 30, 2015 and 2014, options to purchase 312 thousand and44 thousand shares of common shares, respectively, at per share prices ranging from $51.64 to $65.50 and $45.20 to $65.50, respectively, were not included in the computation of diluted earnings per share because the options were anti-dilutive.

12. Chief Executive Officer Retirement

On February 24, 2015, the Company announced that David Brain, its then President and Chief Executive Officer, was retiring from the Company. In connection with his retirement, Mr. Brain and the Company entered into a Retirement Agreement pursuant to which he agreed to retire on March 31, 2015 in consideration for certain retirement severance benefits substantially equal to those benefits that would be payable to him under his employment agreement if he were terminated without cause. As a result, the Company recorded retirement severance expense (including share-based compensation costs) during the six months ended June 30, 2015 of $18.6 million. Retirement severance expense includes a cash payment of $11.8 million, $5.0 million for the accelerated vesting of 113,900 nonvested shares, $1.4 million for the accelerated vesting of 101,640 share options and $0.4 million of related taxes and other expenses.

13. Equity Incentive Plan

All grants of common shares and options to purchase common shares are issued under the Company's 2007 Equity Incentive Plan and an aggregate of 3,650,000 common shares, options to purchase common shares and restricted share units, subject to adjustment in the event of certain capital events, may be granted. At June 30, 2015, there were 1,045,428 shares available for grant under the 2007 Equity Incentive Plan.

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

	Number of shares	Option price per share			Weighted avg. exercise price
Outstanding at December 31, 2014	950,214	$18.18	—	$65.50	$42.48
Exercised	(22,625)	36.56	—	61.53	48.79
Granted	121,546	61.79	—	61.79	61.79
Forfeited	(702)	45.20	—	61.79	56.09
Outstanding at June 30, 2015	1,048,433	$18.18	—	$65.50	$44.57
The weighted average fair value of options granted was $16.35 and $13.87 during the six months ended June 30, 2015 and 2014, respectively. The intrinsic value of stock options exercised was $0.3 million for both the six months ended June 30, 2015 and 2014. Additionally, the Company repurchased 18,966 shares into treasury shares in conjunction with the stock options exercised during the six months ended June 30, 2015 with a total value of $1.1 million. At June 30, 2015, stock-option expense to be recognized in future periods was $2.4 million.

The expense related to share options included in the determination of net income for the six months ended June 30, 2015 and 2014 was $1.9 million (including $1.4 million included in retirement severance expense in the accompanying consolidated statements of income) and $729 thousand, respectively. The following assumptions were used in applying the Black-Scholes option pricing model at the grant dates for the six months ended June 30, 2015 and 2014, respectively: risk-free interest rate of 1.9% and 2.2%, dividend yield of 5.9% and 6.4%, volatility factors in the expected market price of the Company’s common shares of 48.0% and 50.3%, 0.78% and 0.28% expected forfeiture rate and an expected life of approximately six years for both periods. The Company uses historical data to estimate the expected life of the option and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Additionally, expected volatility is computed based on the average historical volatility of the Company’s publicly traded shares.

The following table summarizes outstanding options at June 30, 2015:

Exercise price range	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)
$ 18.18 - 19.99	201,859	3.6
20.00 - 29.99	—	—
30.00 - 39.99	14,646	4.6
40.00 - 49.99	454,735	4.1
50.00 - 59.99	165,174	8.2
60.00 - 65.50	212,019	6.2
	1,048,433	5.1	$44.57	$12,478
The following table summarizes exercisable options at June 30, 2015:

Exercise price range	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)
$ 18.18 - 19.99	201,859	3.6
20.00 - 29.99	—	—
30.00 - 39.99	14,646	4.6
40.00 - 49.99	411,364	3.8
50.00 - 59.99	85,775	8.0
60.00 - 65.50	123,663	3.7
	837,307	4.2	$41.95	$11,891

Nonvested Shares
A summary of the Company’s nonvested share activity and related information is as follows:

	Number of shares	Weighted avg. grant date fair value	Weighted avg. life remaining
Outstanding at December 31, 2014	468,451	$49.29
Granted	206,185	61.33
Vested	(295,487)	50.37
Forfeited	(808)	54.69
Outstanding at June 30, 2015	378,341	$55.00	1.46
The holders of nonvested shares have voting rights and receive dividends from the date of grant. These shares vest ratably over a period of three to four years. The fair value of the nonvested shares that vested was $17.1 million (including $6.7 million in retirement severance expense in the accompanying consolidated statements of income) and $7.3 million for the six months ended June 30, 2015 and 2014, respectively. At June 30, 2015, unamortized share-based compensation expense related to nonvested shares was $15.0 million.

Restricted Share Units
A summary of the Company’s restricted share unit activity and related information is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Life Remaining
Outstanding at December 31, 2014	19,685	$53.55
Granted	18,036	57.57
Vested	(19,685)	53.55
Outstanding at June 30, 2015	18,036	$57.57	0.87

The holders of restricted share units receive dividend equivalents from the date of grant. The share units vest upon the earlier of the day preceding the next annual meeting of shareholders or a change of control. The settlement date for the shares is selected by the non-employee Trustee, and ranges from one year from the grant date to upon termination of service. At June 30, 2015, unamortized share-based compensation expense related to restricted share units was $865 thousand.

14. Discontinued Operations

Included in discontinued operations for the three and six months ended June 30, 2015 and 2014 were certain post closing items related to the Toronto Dundas Square property. Also included in discontinued operations for the six months ended June 30, 2014 is the reversal of a liability that was established with the March 4, 2010 acquisition of Toronto Dundas Square. This liability was reversed as the related payment is not expected to occur.

The operating results relating to discontinued operations are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Rental revenue	$—	$—	$—	$3
Tenant reimbursements	68	—	68	—
Total revenue	68	—	68	3
Property operating expense	—	4	10	10
Other expense (benefit)	—	—	—	(18)
Transaction costs (benefit)	—	—	—	(3,376)
Net income (loss)	$68	$(4)	$58	$3,387

15. Other Commitments and Contingencies

As of June 30, 2015, the Company had an aggregate of approximately $218.0 million of commitments to fund development projects including seven entertainment development projects for which it had commitments to fund approximately $13.3 million, 33 education development projects for which it had commitments to fund approximately $160.9 million and seven recreation development projects for which it had commitments to fund approximately $43.8 million. Development costs are advanced by the Company in periodic draws. If the Company determines that construction is not being completed in accordance with the terms of the development agreement, it can discontinue funding construction draws. The Company has agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

The Company has certain commitments related to its mortgage note investments that it may be required to fund in the future. The Company is generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of June 30, 2015, the Company had five mortgage notes receivable with commitments totaling approximately $62.8 million. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

The Company has provided guarantees of the payment of certain economic development revenue bonds totaling $22.9 million related to two theatres in Louisiana for which the Company earns a fee at annual rates of 2.88% to 4.00% over the 30-year terms of the related bonds. The Company recorded $9.7 million as a deferred asset included in other assets and $9.7 million included in other liabilities in the accompanying consolidated balance sheet as of June 30, 2015 related to these guarantees. No amounts have been accrued as a loss contingency related to these guarantees because payment by the Company is not probable.

On June 7, 2011, affiliates of Louis Cappelli, Concord Associates, L.P., Concord Resort, LLC and Concord Kiamesha LLC (the Cappelli Group), filed a complaint with the Supreme Court of the State of New York, County of Sullivan, against two subsidiaries of the Company seeking (i) a declaratory judgment concerning the Company's obligations under a previously disclosed settlement agreement involving these entities, (ii) an order that the Company execute the golf course lease and the "Racino Parcel" lease subject to the settlement agreement, and (iii) an extension of the restrictive covenant against ownership or operation of a casino on the Concord resort property under the settlement agreement (the Restrictive Covenant), which covenant was set to expire on December 31, 2011. The Company filed counterclaims seeking related relief. The Cappelli Group subsequently obtained leave to discontinue its claims, but the counterclaims remained pending. On June 30, 2014, the Court (i) denied the Cappelli Group's motion to dismiss the counterclaims, (ii) granted the Company's motion for summary judgment finding that the Cappelli Group missed the December 31, 2011 deadline to fully execute a master credit agreement which was a condition to the Company's obligation to continue its joint development activities with the Cappelli Group under the settlement agreement, (iii) granted the Company's motion for summary judgment finding that the Restrictive Covenant had expired, and (iv) granted the Company's motion for declaratory relief declaring the Company as master developer of the Concord resort property. The Cappelli Group perfected its appeal of the summary judgment decision in the Appellate Division, Third Department on December 30, 2014. On July 30, 2015, the Appellate Division, Third Department affirmed the lower court’s decision granting summary judgment in favor of the Company. Notice of entry of this decision was served on or about July 30, 2015. The Cappelli Group has 30 days from service of this Notice of entry to move in the Appellate Division for reargument and/or leave to appeal to the Court of Appeals. If the Appellate Division denies the relief, the Cappelli Group then has 30 days to move in the Court of Appeals for leave to appeal.
On October 20, 2011, the Cappelli Group also filed suit against the Company and two affiliates in the Supreme Court of the State of New York, County of Westchester, asserting a claim for breach of contract and the implied covenant of good faith, and seeking damages of at least $800 million, based on the same allegations as in the action the Cappelli Group filed in Sullivan County Supreme Court.  The Company has moved to dismiss the Amended Complaint in Westchester County based on the Sullivan County Supreme Court’s June 30, 2014 decision (which has now been affirmed), and the Cappelli Group has cross-moved for a stay of the action.  The motion and cross-motion have been fully briefed, and are under judicial consideration.
On September 18, 2013, the United States District Court for the Southern District of New York (the District Court) dismissed the complaint filed by Concord Associates L.P. and six other companies affiliated with Mr. Cappelli against the Company and certain of its subsidiaries, Empire Resorts, Inc. and Monticello Raceway Management, Inc. (collectively, Empire), and Kien Huat Realty III Limited and Genting New York LLC (collectively, Genting). The complaint alleged, among other things, that the Company had conspired with Empire to monopolize the racing and gaming market in the Catskills by entering into exclusivity and development agreements to develop a comprehensive resort destination in Sullivan County, New York. The plaintiffs are seeking $500 million in damages (trebled to $1.5 billion under antitrust law), punitive damages, and injunctive relief. The District Court dismissed plaintiffs’ federal antitrust claims against all defendants with prejudice, and dismissed the pendent state law claims against Empire and Genting without prejudice, meaning they could be further pursued in state court. On October 2, 2013, the plaintiffs filed a motion for reconsideration with the District Court, seeking permission to file a Second Amended Complaint, and soon after filed a Notice of Appeal. The District Court denied the motion for reconsideration in an Opinion and Order dated November 3, 2014, and the plaintiffs perfected their appeal in the Second Circuit on or about December 17, 2014. Oral arguments by the parties regarding the appeal were presented on April 29, 2015.
The Company has not determined that losses related to these matters are probable. Because of the favorable rulings from the Supreme Court of Sullivan County, New York, the Appellate Division, Third Department, and the District Court, and the pending or potential appeals, together with the inherent difficulty of predicting the outcome of litigation generally, the Company does not have sufficient information to determine the amount or range of reasonably possible loss with respect to these matters. The Company's assessments are based on estimates and assumptions that have been deemed reasonable by management, but that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause the Company to change those estimates and assumptions. The Company intends to vigorously defend the claims asserted against the Company and certain of its subsidiaries by the Cappelli Group and its affiliates, for which the Company believes it has meritorious defenses, but there can be no assurances as to its outcome.

16. Segment Information

The Company groups investments into four reportable operating segments: Entertainment, Education, Recreation and Other. The financial information summarized below is presented by reportable operating segment:

Balance Sheet Data:
	As of June 30, 2015
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Total Assets	$2,006,636	$877,783	$825,004	$218,371	$63,598	$3,991,392

	As of December 31, 2014
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Total Assets	$2,017,543	$734,512	$696,931	$206,795	$46,267	$3,702,048

Operating Data:
	Three Months Ended June 30, 2015
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Rental revenue	$59,829	$10,803	$7,228	$—	$—	$77,860
Tenant reimbursements	3,965	—	—	—	—	3,965
Other income	501	—	—	63	584	1,148
Mortgage and other financing income	1,782	7,793	8,613	97	—	18,285
Total revenue	66,077	18,596	15,841	160	584	101,258

Property operating expense	5,692	—	—	78	—	5,770
Other expense	—	—	—	210	—	210
Total investment expenses	5,692	—	—	288	—	5,980
Net operating income - before unallocated items	60,385	18,596	15,841	(128)	584	95,278

Reconciliation to Consolidated Statements of Income:
General and administrative expense						(7,756)
Costs associated with loan refinancing						(243)
Interest expense, net						(20,007)
Transaction costs						(4,429)
Depreciation and amortization						(21,849)
Equity in income from joint ventures						198
Income tax benefit						7,506
Discontinued operations:
Income from discontinued operations						68
Net income attributable to EPR Properties						48,766
Preferred dividend requirements						(5,952)
Net income available to common shareholders of EPR Properties						$42,814

	Three Months Ended June 30, 2014
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Rental revenue	$59,502	$5,519	$4,612	$285	$—	$69,918
Tenant reimbursements	4,281	—	—	—	—	4,281
Other income (loss)	(12)	—	—	92	107	187
Mortgage and other financing income	1,768	7,440	8,096	97	—	17,401
Total revenue	65,539	12,959	12,708	474	107	91,787

Property operating expense	5,381	—	—	158	—	5,539
Other expense	—	—	—	219	—	219
Total investment expenses	5,381	—	—	377	—	5,758
Net operating income - before unallocated items	60,158	12,959	12,708	97	107	86,029

Reconciliation to Consolidated Statements of Income:
General and administrative expense						(7,079)
Interest expense, net						(20,555)
Transaction costs						(756)
Depreciation and amortization						(16,002)
Equity in income from joint ventures						267
Gain on sale of investment in a direct financing lease						220
Income tax expense						(1,360)
Discontinued operations:
Loss from discontinued operations						(4)
Net income attributable to EPR Properties						40,760
Preferred dividend requirements						(5,952)
Net income available to common shareholders of EPR Properties						$34,808

	Six Months Ended June 30, 2015
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Rental revenue	$119,770	$20,897	$13,933	$—	$—	$154,600
Tenant reimbursements	8,291	—	—	(23)	—	8,268
Other income	503	—	—	63	1,132	1,698
Mortgage and other financing income	3,564	15,577	16,794	193	—	36,128
Total revenue	132,128	36,474	30,727	233	1,132	200,694

Property operating expense	11,986	—	—	141	—	12,127
Other expense	—	—	—	312	—	312
Total investment expenses	11,986	—	—	453	—	12,439
Net operating income - before unallocated items	120,142	36,474	30,727	(220)	1,132	188,255

Reconciliation to Consolidated Statements of Income:
General and administrative expense						(15,438)
Retirement severance expense						(18,578)
Costs associated with loan refinancing						(243)
Interest expense, net						(38,594)
Transaction costs						(6,035)
Depreciation and amortization						(41,204)
Equity in income from joint ventures						362
Gain on sale of real estate						23,924
Income tax expense						(920)
Discontinued operations:
Income from discontinued operations						58
Net income attributable to EPR Properties						91,587
Preferred dividend requirements						(11,904)
Net income available to common shareholders of EPR Properties						$79,683

	Six Months Ended June 30, 2014
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Rental revenue	$116,324	$10,996	$8,459	$570	$—	$136,349
Tenant reimbursements	8,869	—	—	—	—	8,869
Other income (loss)	(12)	—	—	93	280	361
Mortgage and other financing income	3,490	16,218	16,162	194	—	36,064
Total revenue	128,671	27,214	24,621	857	280	181,643

Property operating expense	11,654	—	—	334	—	11,988
Other expense	—	—	—	318	—	318
Total investment expenses	11,654	—	—	652	—	12,306
Net operating income - before unallocated items	117,017	27,214	24,621	205	280	169,337

Reconciliation to Consolidated Statements of Income:
General and administrative expense						(14,541)
Interest expense, net						(40,453)
Transaction costs						(952)
Depreciation and amortization						(31,329)
Equity in income from joint ventures						578
Gain on sale of real estate						330
Gain on sale of investment in a direct financing lease						220
Income tax expense						(2,285)
Discontinued operations:
Income from discontinued operations						11
Transaction costs (benefit)						3,376
Net income attributable to EPR Properties						84,292
Preferred dividend requirements						(11,904)
Net income available to common shareholders of EPR Properties						$72,388

17. Condensed Consolidating Financial Statements

A portion of the Company's subsidiaries have guaranteed the Company’s indebtedness under the Company's unsecured senior notes and combined unsecured revolving credit and term loan facility. The guarantees are joint and several, full and unconditional and subject to customary release provisions. The following summarizes the Company’s condensed consolidating information as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014 (in thousands):
Condensed Consolidating Balance Sheet As of June 30, 2015

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets
Rental properties, net	$—	$1,893,791	$642,748	$—	$2,536,539
Land held for development	—	2,274	28,221	—	30,495
Property under development	4	309,182	184,880	—	494,066
Mortgage notes and related accrued interest receivable	—	416,572	129,673	—	546,245
Investment in a direct financing lease, net	—	189,203	—	—	189,203
Investment in joint ventures	—	—	6,101	—	6,101
Cash and cash equivalents	711	837	4,598	—	6,146
Restricted cash	1,085	12,019	2,185	—	15,289
Deferred financing costs, net	24,971	—	366	—	25,337
Accounts receivable, net	40	37,579	26,874	—	64,493
Intercompany notes receivable	—	175,757	—	(175,757)	—
Investments in subsidiaries	3,487,933	—	—	(3,487,933)	—
Other assets	19,354	10,162	47,962	—	77,478
Total assets	$3,534,098	$3,047,376	$1,073,608	$(3,663,690)	$3,991,392
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$49,072	$26,154	$5,629	$—	$80,855
Dividends payable	23,260	—	—	—	23,260
Unearned rents and interest	—	31,934	7,336	—	39,270
Intercompany notes payable	—	—	175,757	(175,757)	—
Debt	1,560,000	—	385,864	—	1,945,864
Total liabilities	1,632,332	58,088	574,586	(175,757)	2,089,249
EPR Properties shareholders’ equity	1,901,766	2,989,288	498,645	(3,487,933)	1,901,766
Noncontrolling interests	—	—	377	—	377
Total equity	$1,901,766	$2,989,288	$499,022	$(3,487,933)	$1,902,143
Total liabilities and equity	$3,534,098	$3,047,376	$1,073,608	$(3,663,690)	$3,991,392

Condensed Consolidating Balance Sheet As of December 31, 2014

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets
Rental properties, net	$—	$1,786,622	$664,912	$—	$2,451,534
Land held for development	—	—	206,001	—	206,001
Property under development	—	175,439	6,359	—	181,798
Mortgage notes and related accrued interest receivable	—	412,625	95,330	—	507,955
Investment in a direct financing lease, net	—	199,332	—	—	199,332
Investment in joint ventures	—	—	5,738	—	5,738
Cash and cash equivalents	(1,234)	840	3,730	—	3,336
Restricted cash	1,000	10,215	1,857	—	13,072
Deferred financing costs, net	15,224	4,147	538	—	19,909
Accounts receivable, net	90	32,693	14,499	—	47,282
Intercompany notes receivable	—	—	175,757	(175,757)	—
Investments in subsidiaries	3,115,572	—	—	(3,115,572)	—
Other assets	21,272	8,817	36,002	—	66,091
Total assets	$3,151,924	$2,630,730	$1,210,723	$(3,291,329)	$3,702,048
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$42,829	$32,269	$7,082	$—	$82,180
Dividends payable	22,233	—	—	—	22,233
Unearned rents and interest	750	20,148	4,725	—	25,623
Intercompany notes payable	—	—	175,757	(175,757)	—
Debt	1,160,000	92,508	393,015	—	1,645,523
Total liabilities	1,225,812	144,925	580,579	(175,757)	1,775,559
EPR Properties shareholders’ equity	1,926,112	2,485,805	629,767	(3,115,572)	1,926,112
Noncontrolling interests	—	—	377	—	377
Total equity	$1,926,112	$2,485,805	$630,144	$(3,115,572)	$1,926,489
Total liabilities and equity	$3,151,924	$2,630,730	$1,210,723	$(3,291,329)	$3,702,048

Condensed Consolidating Statement of Income Three Months Ended June 30, 2015

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantors Subsidiaries	Consolidated Elimination	Consolidated
Rental revenue	$—	$56,273	$21,587	$—	$77,860
Tenant reimbursements	—	1,265	2,700	—	3,965
Other income	—	1	1,147	—	1,148
Mortgage and other financing income	212	15,175	2,898	—	18,285
Intercompany fee income	708	—	—	(708)	—
Interest income on intercompany notes receivable	—	2,558	—	(2,558)	—
Total revenue	920	75,272	28,332	(3,266)	101,258
Equity in subsidiaries’ earnings	73,172	—	—	(73,172)	—
Property operating expense	—	2,759	3,011	—	5,770
Intercompany fee expense	—	—	708	(708)	—
Other expense	—	—	210	—	210
General and administrative expense	—	5,612	2,144	—	7,756
Costs associated with loan refinancing or payoff	243	—	—	—	243
Interest expense, net	19,824	(2,667)	2,850	—	20,007
Interest expense on intercompany notes payable	—	—	2,558	(2,558)	—
Transaction costs	4,238	—	191	—	4,429
Depreciation and amortization	386	16,845	4,618	—	21,849
Income before equity in income from joint ventures and other items	49,401	52,723	12,042	(73,172)	40,994
Equity in income from joint ventures	—	—	198	—	198
Income before income taxes	49,401	52,723	12,240	(73,172)	41,192
Income tax expense (benefit)	635	—	(8,141)	—	(7,506)
Income from continuing operations	48,766	52,723	20,381	(73,172)	48,698
Discontinued operations:
Income from discontinued operations	—	68	—	—	68
Net income attributable to EPR Properties	48,766	52,791	20,381	(73,172)	48,766
Preferred dividend requirements	(5,952)	—	—	—	(5,952)
Net income available to common shareholders of EPR Properties	$42,814	$52,791	$20,381	$(73,172)	$42,814
Comprehensive income attributable to EPR Properties	$48,344	$52,790	$19,803	$(72,593)	$48,344

Condensed Consolidating Statement of Income Three Months Ended June 30, 2014

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Rental revenue	$—	$47,819	$22,099	$—	$69,918
Tenant reimbursements	—	1,222	3,059	—	4,281
Other income	107	—	80	—	187
Mortgage and other financing income	187	15,900	1,314	—	17,401
Intercompany fee income	799	—	—	(799)	—
Interest income on intercompany notes receivable	—	—	6,043	(6,043)	—
Total revenue	1,093	64,941	32,595	(6,842)	91,787
Equity in subsidiaries’ earnings	55,831	—	—	(55,831)	—
Property operating expense	—	2,272	3,267	—	5,539
Intercompany fee expense	—	—	799	(799)	—
Other expense	—	—	219	—	219
General and administrative expense	—	4,673	2,406	—	7,079
Interest expense, net	15,746	(220)	5,029	—	20,555
Interest expense on intercompany notes payable	—	—	6,043	(6,043)	—
Transaction costs	—	—	756	—	756
Depreciation and amortization	274	10,861	4,867	—	16,002
Income before equity in income from joint ventures and other items	40,904	47,355	9,209	(55,831)	41,637
Equity in income from joint ventures	—	—	267	—	267
Gain on sale of investment in a direct financing lease	—	220	—	—	220
Income before income taxes	40,904	47,575	9,476	(55,831)	42,124
Income tax expense	144	—	1,216	—	1,360
Income from continuing operations	40,760	47,575	8,260	(55,831)	40,764
Discontinued operations:
Loss from discontinued operations	—	(4)	—	—	(4)
Net income attributable to EPR Properties	40,760	47,571	8,260	(55,831)	40,760
Preferred dividend requirements	(5,952)	—	—	—	(5,952)
Net income available to common shareholders of EPR Properties	$34,808	$47,571	$8,260	$(55,831)	$34,808
Comprehensive income attributable to EPR Properties	$39,856	$47,571	$8,341	$(55,912)	$39,856

Condensed Consolidating Statement of Income Six Months Ended June 30, 2015

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantors Subsidiaries	Consolidated Elimination	Consolidated
Rental revenue	$—	$111,017	$43,583	$—	$154,600
Tenant reimbursements	—	2,674	5,594	—	8,268
Other income	—	2	1,696	—	1,698
Mortgage and other financing income	424	30,304	5,400	—	36,128
Intercompany fee income	1,397	—	—	(1,397)	—
Interest income on intercompany notes receivable	111	4,949	—	(5,060)	—
Total revenue	1,932	148,946	56,273	(6,457)	200,694
Equity in subsidiaries’ earnings	152,312	—	—	(152,312)	—
Property operating expense	—	5,904	6,223	—	12,127
Intercompany fee expense	—	—	1,397	(1,397)	—
Other expense	—	—	312	—	312
General and administrative expense	—	11,163	4,275	—	15,438
Retirement severance expense	18,578	—	—	—	18,578
Costs associated with loan refinancing or payoff	243	—	—	—	243
Interest expense, net	36,184	(3,347)	5,757	—	38,594
Interest expense on intercompany notes payable	—	—	5,060	(5,060)	—
Transaction costs	5,736	—	299	—	6,035
Depreciation and amortization	778	31,176	9,250	—	41,204
Income before equity in income from joint ventures and other items	92,725	104,050	23,700	(152,312)	68,163
Equity in income from joint ventures	—	—	362	—	362
Gain on sale of real estate	—	23,748	176	—	23,924
Income before income taxes	92,725	127,798	24,238	(152,312)	92,449
Income tax expense (benefit)	1,138	—	(218)	—	920
Income from continuing operations	91,587	127,798	24,456	(152,312)	91,529
Discontinued operations:
Income from discontinued operations	—	58	—	—	58
Net income attributable to EPR Properties	91,587	127,856	24,456	(152,312)	91,587
Preferred dividend requirements	(11,904)	—	—	—	(11,904)
Net income available to common shareholders of EPR Properties	$79,683	$127,856	$24,456	$(152,312)	$79,683
Comprehensive income attributable to EPR Properties	$87,311	$127,808	$21,129	$(148,937)	$87,311

Condensed Consolidating Statement of Income Six Months Ended June 30, 2014

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantors Subsidiaries	Consolidated Elimination	Consolidated
Rental revenue	$—	$94,304	$42,045	$—	$136,349
Tenant reimbursements	—	2,553	6,316	—	8,869
Other income	280	1	80	—	361
Mortgage and other financing income	374	33,083	2,607	—	36,064
Intercompany fee income	1,579	—	—	(1,579)	—
Interest income on intercompany notes receivable	—	—	13,106	(13,106)	—
Total revenue	2,233	129,941	64,154	(14,685)	181,643
Equity in subsidiaries’ earnings	114,296	—	—	(114,296)	—
Property operating expense	(1)	5,064	6,925	—	11,988
Intercompany fee expense	—	—	1,579	(1,579)	—
Other expense	—	—	318	—	318
General and administrative expense	—	9,668	4,873	—	14,541
Interest expense, net	31,435	(192)	9,210	—	40,453
Interest expense on intercompany notes payable	—	—	13,106	(13,106)	—
Transaction costs	—	—	952	—	952
Depreciation and amortization	550	21,633	9,146	—	31,329
Income before equity in income from joint ventures and other items	84,545	93,768	18,045	(114,296)	82,062
Equity in income from joint ventures	—	—	578	—	578
Gain on sale of land	—	—	330	—	330
Gain on sale of investment in a direct financing lease	—	220	—	—	220
Income before income taxes	84,545	93,988	18,953	(114,296)	83,190
Income tax expense	253	—	2,032	—	2,285
Income from continuing operations	84,292	93,988	16,921	(114,296)	80,905
Discontinued operations:
Income (loss) from discontinued operations	—	(7)	18	—	11
Transaction costs (benefit)	—	3,376	—	—	3,376
Net income attributable to EPR Properties	84,292	97,357	16,939	(114,296)	84,292
Preferred dividend requirements	(11,904)	—	—	—	(11,904)
Net income available to common shareholders of EPR Properties	$72,388	$97,357	$16,939	$(114,296)	$72,388
Comprehensive income attributable to EPR Properties	$81,324	$97,500	$14,977	$(112,477)	$81,324

Condensed Consolidating Statement of Cash Flows Six Months Ended June 30, 2015

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Intercompany fee income (expense)	$1,397	$—	$(1,397)	$—
Interest income (expense) on intercompany receivable/payable	111	4,949	(5,060)	—
Net cash provided (used) by other operating activities	(52,121)	139,850	32,152	119,881
Net cash provided (used) by operating activities of continuing operations	(50,613)	144,799	25,695	119,881
Net cash provided by operating activities of discontinued operations	—	526	—	526
Net cash provided (used) by operating activities	(50,613)	145,325	25,695	120,407
Investing activities:
Acquisition of rental properties and other assets	(280)	(92,932)	(9)	(93,221)
Proceeds from sale of real estate	—	42,709	1,081	43,790
Investment in mortgage notes receivable	—	(5,541)	(30,048)	(35,589)
Proceeds from mortgage note receivable paydown	—	308	—	308
Proceeds from sale of investments in a direct financing lease, net	—	4,741	—	4,741
Additions to property under development	(4)	(198,044)	(8,907)	(206,955)
Advances to subsidiaries, net	(216,606)	195,962	20,644	—
Net cash used by investing activities	(216,890)	(52,797)	(17,239)	(286,926)
Financing activities:
Proceeds from long-term debt facilities	403,914	155,000	—	558,914
Principal payments on long-term debt	(5,000)	(247,508)	(7,151)	(259,659)
Deferred financing fees paid	(6,848)	(6)	—	(6,854)
Net proceeds from issuance of common shares	240	—	—	240
Impact of stock option exercises, net	(35)	—	—	(35)
Purchase of common shares for treasury	(8,223)	—	—	(8,223)
Dividends paid to shareholders	(114,600)	—	—	(114,600)
Net cash provided (used) by financing activities	269,448	(92,514)	(7,151)	169,783
Effect of exchange rate changes on cash	—	(17)	(437)	(454)
Net increase (decrease) in cash and cash equivalents	1,945	(3)	868	2,810
Cash and cash equivalents at beginning of the period	(1,234)	840	3,730	3,336
Cash and cash equivalents at end of the period	$711	$837	$4,598	$6,146

Condensed Consolidating Statement of Cash Flows Six Months Ended June 30, 2014

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Intercompany fee income (expense)	$1,579	$—	$(1,579)	$—
Interest income (expense) on intercompany receivable/payable	—	—	—	—
Net cash provided (used) by other operating activities	(32,070)	113,250	33,054	114,234
Net cash provided (used) by operating activities of continuing operations	(30,491)	113,250	31,475	114,234
Net cash provided by operating activities of discontinued operations	—	52	68	120
Net cash provided (used) by operating activities	(30,491)	113,302	31,543	114,354
Investing activities:
Acquisition of rental properties and other assets	(130)	(18,312)	(25,898)	(44,340)
Proceeds from sale of real estate	—	—	3,293	3,293
Proceeds from settlement of derivative	—	—	5,725	5,725
Investment in mortgage note receivable	—	(9,631)	(12,662)	(22,293)
Proceeds from mortgage note receivable paydown	—	176	—	176
Investment in promissory notes receivable	—	(721)	(3,236)	(3,957)
Proceeds from sale of investments in a direct financing lease, net	—	46,092	—	46,092
Additions to property under development	(314)	(146,734)	(4,295)	(151,343)
Advances to subsidiaries, net	49,798	(63,604)	13,806	—
Net cash provided (used) by investing activities	49,354	(192,734)	(23,267)	(166,647)
Financing activities:
Proceeds from long-term debt facilities	10,000	116,000	—	126,000
Principal payments on long-term debt	—	(37,360)	(5,616)	(42,976)
Deferred financing fees paid	(169)	(266)	(199)	(634)
Net proceeds from issuance of common shares	79,669	—	—	79,669
Impact of stock option exercises, net	(24)	—	—	(24)
Purchase of common shares for treasury	(2,892)	—	—	(2,892)
Dividends paid to shareholders	(101,249)	—	—	(101,249)
Net cash provided (used) by financing activities	(14,665)	78,374	(5,815)	57,894
Effect of exchange rate changes on cash	—	40	(10)	30
Net increase (decrease) in cash and cash equivalents	4,198	(1,018)	2,451	5,631
Cash and cash equivalents at beginning of the period	449	1,886	5,623	7,958
Cash and cash equivalents at end of the period	$4,647	$868	$8,074	$13,589

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

As of June 30, 2015, our total assets were approximately $4.0 billion (after accumulated depreciation of approximately $0.5 billion) which included investments in each of our four operating segments with properties located in 39 states, the District of Columbia and Ontario, Canada.

•
Our Entertainment segment included investments in 128 megaplex theatre properties, nine entertainment retail centers (which include eight additional megaplex theatre properties and one live performance venue) and six family entertainment centers. Our portfolio of owned entertainment properties consisted of 11.7 million square feet and was 99% leased, including megaplex theatres that were 100% leased. At June 30, 2015, there were three megaplex theatres and eight other retail redevelopment projects under development.

•
Our Education segment included investments in 64 public charter school properties, one private school and seven early education centers. Our portfolio of owned education properties consisted of 3.6 million square feet and was 100% leased. At June 30, 2015, there were eight new public charter schools, nine existing public charter schools, 15 early education centers and three K-12 private schools under development.

•
Our Recreation segment included investments in 10 metro ski parks, five waterparks and 12 golf entertainment complexes. Our portfolio of owned recreation properties was 100% leased. At June 30, 2015, there were seven golf entertainment complexes and one waterpark hotel under development.

•	Our Other segment consisted primarily of the property under development and land held for development related to the Adelaar casino and resort project in Sullivan County, New York.

The combined owned portfolio consisted of 16.6 million square feet and was 99% leased. As of June 30, 2015, we had a total of approximately $494.1 million invested in property under development, including $175.8 million related to the Adelaar casino and resort project in Sullivan County, New York.

Our total investments were approximately $4.3 billion at June 30, 2015. Total investments is defined herein as the sum of the carrying values of rental properties and rental properties held for sale (before accumulated depreciation), land held for development, property under development, mortgage notes receivable (including related accrued interest receivable), net, investment in a direct financing lease, net, investment in joint ventures, intangible assets (before accumulated amortization) and notes receivable and related accrued interest receivable, net. Below is a reconciliation of the carrying value of total investments to the constituent items in the consolidated balance sheet at June 30, 2015 (in thousands):

Rental properties, net of accumulated depreciation	$2,536,539
Add back accumulated depreciation on rental properties	492,602
Land held for development	30,495
Property under development	494,066
Mortgage notes and related accrued interest receivable	546,245
Investment in a direct financing lease, net	189,203
Investment in joint ventures	6,101
Intangible assets, gross(1)	21,240
Notes receivable and related accrued interest receivable, net(1)	2,144
Total investments	$4,318,635

(1)	Included in other assets in the accompanying consolidated balance sheet. Other assets includes the following:
	Intangible assets, gross	$21,240
	Less: accumulated amortization on intangible assets	(12,283)
	Notes receivable and related accrued interest receivable, net	2,144
	Prepaid expenses and other current assets	66,377
	Total other assets	$77,478

Management believes that total investments is a useful measure for management and investors as it illustrates across which asset categories the Company’s funds have been invested. Total investments is a non-GAAP financial measure and is not a substitute for total assets under GAAP. It is most directly comparable to the GAAP measure, “Total assets”. Furthermore, total investments may not be comparable to similarly titled financial measures reported by other companies due to differences in the way the Company calculates this measure. Below is a reconciliation of total investments to “Total assets” in the consolidated balance sheet at June 30, 2015 (in thousands):

Total investments	$4,318,635
Cash and cash equivalents	6,146
Restricted cash	15,289
Deferred financing costs, net	25,337
Account receivable, net	64,493
Less: accumulated depreciation on rental properties	(492,602)
Less: accumulated amortization on intangible assets	(12,283)
Prepaid expenses and other current assets	66,377
Total assets	$3,991,392

For financial reporting purposes, we group our investments into four reportable operating segments: Entertainment, Education, Recreation and Other. Of our total investments of $4.3 billion at June 30, 2015, $2.4 billion or 56% related to our Entertainment segment, $868.1 million or 20% related to our Education segment, $825.8 million or 19% related to our Recreation segment and $204.6 million or 5% related to our Other segment.

Operating Results

Our total revenue, net income available to common shareholders and Funds From Operations As Adjusted ("FFOAA") are detailed below for the three and six months ended June 30, 2015 and 2014 (in millions, except per share information):

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Increase	2015	2014	Increase
Total revenue	$101.3	$91.8	10%	$200.7	$181.6	11%
Net income available to common shareholders of EPR Properties	42.8	34.8	23%	79.7	72.4	10%
FFOAA per diluted share	1.08	0.97	11%	2.11	1.91	10%

Three and Six Months Ended June 30, 2015

•
Our total revenue, net income available to common shareholders of EPR Properties and FFOAA per diluted share for the three and six months ended June 30, 2015 were favorably impacted from the results of investment spending in 2014 and 2015 and lower financing rates.

•
Our total revenue, net income available to common shareholders of EPR Properties and FFOAA per diluted share for the three and six months ended June 30, 2015 were unfavorably impacted by the sale of four public charter schools in April 2014 and the payoff of various mortgage notes due from Peak Resorts, Inc. in December 2014.

•
Our net income available to common shareholders of EPR Properties for the six months ended June 30, 2015 was favorably impacted by gains from property dispositions of $23.9 million and unfavorably impacted by higher transaction costs.

•
Our net income available to common shareholders of EPR Properties and FFOAA per diluted share for the six months ended June 30, 2015 were favorably impacted by capitalization of interest expense related to Adelaar of $4.2 million.

•
Our net income available to common shareholders of EPR Properties for the six months ended June 30, 2015 was unfavorably impacted by retirement severance expense of $18.6 million related to the retirement of our former Chief Executive Officer.

•
Our net income available to common shareholders of EPR Properties for the three and six months ended June 30, 2015 was favorably impacted by lower income tax expense related to our Canadian operations.

Three and Six Months Ended June 30, 2014

•
Our total revenue, net income available to common shareholders of EPR Properties and FFOAA per diluted share for the three and six months ended June 30, 2014 were favorably impacted primarily from the results of investment spending in 2013 and 2014 and lower financing rates.

•
Our net income available to common shareholders of EPR Properties for the six months ended June 30, 2014 was favorably impacted by a $3.4 million reversal of a liability that was established related to the acquisition of Toronto Dundas Square (now sold) as well as gains from property dispositions of $0.5 million.

•
Our net income available to common shareholders of EPR Properties for the three and six months ended June 30, 2014 was unfavorably impacted by the sale of four public charter schools as well as income tax expense related to our Canadian operations.

•	Our per share results for the three and six months ended June 30, 2014 were also unfavorably impacted by lower leverage (measured by debt to gross assets) than in the prior period.

FFOAA is a non-GAAP financial measure. For the definitions and further details on the calculations of FFOAA and certain other non-GAAP financial measures, see section below titled "Funds From Operations (FFO), Funds From Operations As Adjusted (FFOAA) and Adjusted Funds from Operations (AFFO)."

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. In preparing these financial statements, management has made its best estimates and assumptions that affect the reported assets and liabilities. The most significant assumptions and estimates relate to consolidation, revenue recognition, depreciable lives of the real estate, the valuation of real estate, accounting for real estate acquisitions, estimating reserves for uncollectible receivables and the accounting for mortgage and other notes receivable, all of which are described as our critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2014. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates. For the six months ended June 30, 2015, there were no changes to critical accounting policies.

Recent Developments

Debt Financing

On March 6, 2015, we prepaid in full our mortgage note payable of $30.4 million which was secured by one entertainment retail center.

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

The amendments to the unsecured revolving portion of the new credit facility, among other things, (i) increase the initial amount from $535.0 million to $650.0 million, (ii) extend the maturity date from July 23, 2017, to April 24, 2019 (with us having the same right as before to extend the loan for one additional year, subject to certain terms and conditions) and (iii) lower the interest rate and facility fee pricing based on a grid related to our senior unsecured credit ratings which at closing was LIBOR plus 1.25% and 0.25%, respectively. At June 30, 2015, we had $100.0 million outstanding under this portion of the facility.

The amendments to the unsecured term loan portion of the new facility, among other things, (i) increase the initial amount from $285.0 million to $350.0 million, (ii) extend the maturity date from July 23, 2018, to April 24, 2020 and (iii) lower the interest rate at all senior unsecured credit rating tiers which was LIBOR plus 1.40% at closing. On July 24, 2015, we borrowed the remaining $65.0 million available on the $350.0 million term loan portion of the facility, which was used to pay down a portion of our unsecured revolving credit facility.

In addition, there is a $1.0 billion accordion feature on the combined unsecured revolving credit and term loan facility that increases the maximum borrowing amount available under the combined facility, subject to lender approval, from $1.0 billion to $2.0 billion.

Subsequent to June 30, 2015, we issued 580,251 common shares under our Direct Stock Purchase Plan (DSPP) for net proceeds of $32.4 million, which were used to pay down a portion of our unsecured revolving credit facility.

Investment Spending

Our investment spending during the six months ended June 30, 2015 totaled $334.7 million, and included investments in each of our four operating segments.

Entertainment investment spending during the six months ended June 30, 2015 totaled $53.0 million, and was related primarily to investments in build-to-suit construction of three megaplex theatres and development of two family entertainment centers, as well as the acquisition of two megaplex theatres located in Virginia and Florida, each of which is subject to a long-term triple net lease or long-term mortgage agreement.

Education investment spending during the six months ended June 30, 2015 totaled $149.3 million, and was related primarily to investments in build-to-suit construction of 20 public charter schools, four private schools and 20 early childhood education centers, each of which is subject to a long-term triple net lease or long-term mortgage agreement.

Recreation investment spending during the six months ended June 30, 2015 totaled $126.5 million, and was related primarily to build-to-suit construction of 13 Topgolf golf entertainment facilities and Camelback Mountain Resort, as well as the acquisition of one ski resort located in Wintergreen, Virginia, each of which is subject to a long-term triple net lease or a long-term mortgage agreement.

Other investment spending during the six months ended June 30, 2015 totaled $5.9 million, and was related to the Adelaar casino and resort project in Sullivan County, New York.

The following details our investment spending by category during the six months ended June 30, 2015 and 2014 (in thousands):

Six Months Ended June 30, 2015
Operating Segment	Total Investment Spending	New Development	Re-development	Asset Acquisition	Mortgage Notes or Notes Receivable
Entertainment	$53,000	$9,190	$8,136	$35,674	$—
Education	149,278	141,117	—	5,878	2,283
Recreation	126,503	70,429	240	21,866	33,968
Other	5,958	5,958	—	—	—
Total Investment Spending	$334,739	$226,694	$8,376	$63,418	$36,251

Six Months Ended June 30, 2014
Operating Segment	Total Investment Spending	New Development	Re-development	Asset Acquisition	Mortgage Notes or Notes Receivable
Entertainment	$143,722	$8,153	$5,373	$126,960	$3,236
Education	101,947	84,689	—	7,788	9,470
Recreation	71,960	55,417	3,720	—	12,823
Other	2,100	2,100	—	—	—
Total Investment Spending	$319,729	$150,359	$9,093	$134,748	$25,529

The above amounts include $68 thousand and $102 thousand in capitalized payroll, $9.5 million and $2.9 million in capitalized interest and $610 thousand and $1.1 million in capitalized other general and administrative direct project costs for the six months ended June 30, 2015 and 2014, respectively. In addition, we had $1.5 million and $4.2 million of maintenance capital expenditures for the six months ended June 30, 2015 and 2014, respectively.

Property Dispositions

On January 27, 2015, we completed the sale of a theatre located in Los Angeles, California for net proceeds of $42.7 million and recognized a gain on sale of $23.7 million during the six months ended June 30, 2015. In addition, during the six months ended June 30, 2015, we sold a land parcel adjacent to one of our public charter school investments for net proceeds of $1.1 million and recognized a gain of $0.2 million.

On May 21, 2015, we completed the sale of one public charter school property located in Pennsylvania and previously leased to Imagine for net proceeds of $4.7 million. Accordingly, we reduced our net investment in a direct financing lease, net by $4.7 million which included $4.1 million in original acquisition costs. There was no gain or loss recognized on this sale.

Adelaar Casino and Resort Project in Sullivan County, New York

The proposed ground lease tenant for a portion of our Sullivan County, New York property, Empire Resorts, announced on June 30, 2014 that it submitted an application to the New York State Gaming Facility Location Board (“FLB”) for a Class III gaming license to operate a full-scale casino to be named Montreign Resort Casino ("Montreign"). On December 17, 2014, the FLB announced its recommendation for a license for Montreign. With this recommendation, Empire Resorts is now applying to the New York State Gaming Commission for the official gaming license. If the casino license is granted and the parties proceed with the development of the project as set forth in the Master Plan submitted to Sullivan County, New York, the total combined investment in the Adelaar casino and resort project could be in excess of $1.0 billion, which may include land held for development and property under development ($199.6 million at June 30, 2015), and additional investments outside of the casino by the Company and others in excess of $200.0 million for infrastructure, a waterpark hotel, a redesign of the existing golf course and retail, restaurant, shopping and entertainment properties. In addition to the Company, sources of this additional investment may include funding by tenants, joint venture partners, developers and purchasers of the land. Empire Resorts has reported that they plan to invest up to $630.0 million for the casino project.The Adelaar casino and resort project has been approved for sales tax exemption with respect to certain infrastructure improvements and is expected to benefit from the issuance and private placement of tax exempt bonds to finance those improvements. The size of the overall project, including the amount of capital necessary to complete it, will vary based upon a number of contingencies. We have received from Empire Resorts nonrefundable option payments totaling $6.0 million through June 30, 2015 which have been deferred and are expected to be recognized in income in the future as a part of lease accounting should a lease agreement be finalized with Empire Resorts.

As further described in Note 15 to the consolidated financial statements in this Quarterly Report on Form 10-Q, the Adelaar casino and resort project is the subject of ongoing litigation for which we believe we have meritorious defenses.

Chief Executive Officer Retirement

On February 24, 2015, we announced that David Brain, our then President and Chief Executive Officer, was retiring from the Company. In connection with his retirement, Mr. Brain and the Company entered into a Retirement Agreement pursuant to which he agreed to retire on March 31, 2015 in consideration for certain retirement severance benefits substantially equal to those benefits that would be payable to him under his employment agreement if he were terminated without cause. As a result, we recorded retirement severance expense (including share-based compensation costs) during the six months ended June 30, 2015 of $18.6 million which is included in the accompanying consolidated statements of income for the six months ended June 30, 2015 in this Quarterly Report on Form 10-Q. Retirement severance expense includes a cash payment of $11.8 million, $5.0 million for the accelerated vesting of 113,900 nonvested shares, $1.4 million for the accelerated vesting of 101,640 share options and $0.4 million of related taxes and other expenses.

Results of Operations

Three months ended June 30, 2015 compared to three months ended June 30, 2014

Rental revenue was $77.9 million for the three months ended June 30, 2015 compared to $69.9 million for the three months ended June 30, 2014. This increase resulted primarily from $9.2 million of rental revenue related to property acquisitions and developments completed in 2015 and 2014, partially offset by a decrease of $1.2 million in rental revenue on existing and sold properties. Percentage rents of $0.1 million and $0.2 million were recognized during the three months ended June 30, 2015 and 2014, respectively. Straight-line rents of $3.2 million and $1.1 million were recognized during the three months ended June 30, 2015 and 2014, respectively.

During the three months ended June 30, 2015, we experienced an increase of approximately 1.7% in rental rates on approximately 318,000 square feet with respect to three lease renewals. Additionally, we have funded or have agreed to fund an average of $7.23 per square foot in tenant improvements. There were no leasing commissions related to these renewals.
Tenant reimbursements totaled $4.0 million for the three months ended June 30, 2015 compared to $4.3 million for the three months ended June 30, 2014. These tenant reimbursements related to the operations of our entertainment retail centers. The $0.3 million decrease was primarily due to the impact of a weaker Canadian dollar exchange rate.

Other income was $1.1 million for the three months ended June 30, 2015 compared to $0.2 million for the three months ended June 30, 2014. The $0.9 million increase was due to $0.5 million recognized in fee income during the three months ended June 30, 2015 as well an increase in income recognized upon settlement of foreign currency swap contracts.

Mortgage and other financing income for the three months ended June 30, 2015 was $18.3 million compared to $17.4 million for the three months ended June 30, 2014. The $0.9 million increase was primarily due to increased real estate lending activities related to our mortgage loan agreements. This increase was partially offset by the sale of four public charter school properties during the three months ended June 30, 2014 which were classified as a direct financing lease as well as the prepayment of four mortgage notes receivable during the three months ended December 31, 2014.
Our property operating expense totaled $5.8 million for the three months ended June 30, 2015 compared to $5.5 million for the three months ended June 30, 2014. These property operating expenses primarily arise from the operations of our entertainment retail centers and other specialty properties. This increase is primarily due to an increase in bad debt expenses for the three months ended June 30, 2015 compared to the three months ended June 30, 2015. This increase was partially offset by the impact of a weaker Canadian dollar exchange rate.
Our general and administrative expense totaled $7.8 million for the three months ended June 30, 2015 compared to $7.1 million for the three months ended June 30, 2014. The increase of $0.7 million primarily relates to an increase in payroll costs offset by a decrease in stock grant amortization.
Costs associated with loan refinancing totaled $0.2 million for the three months ended June 30, 2015 and related to the amendment and restatement of our unsecured revolving credit and term loan facilities on April 24, 2015. There were no costs associated with loan refinancing for the three months ended June 30, 2014.

Our net interest expense decreased by $0.6 million to $20.0 million for the three months ended June 30, 2015 from $20.6 million for the three months ended June 30, 2014. This decrease resulted from an increase in interest cost capitalized primarily related to the Adelaar project which was $2.1 million for the three months ended June 30, 2015 compared to $0 for the three months ended June 30, 2014, as well as a decrease in the weighted average interest rate used to finance our real estate acquisitions and fund our mortgage notes receivable. These decreases were partially offset by an increase in average borrowings.

Transaction costs totaled $4.4 million for the three months ended June 30, 2015 compared to $0.8 million for the three months ended June 30, 2014. The increase of $3.6 million related to an increase in potential and terminated transactions.

Depreciation and amortization expense totaled $21.8 million for the three months ended June 30, 2015 compared to $16.0 million for the three months ended June 30, 2014. The $5.8 million increase resulted primarily from asset acquisitions completed in 2015 and 2014 as well as the acceleration of depreciation on certain existing assets.

Gain on sale of investment in a direct financing lease was $0.2 million for the three months ended June 30, 2014 and related to the sale of four public charter school properties located in Florida. There was no gain on sale of investment in a direct financing lease for the three months ended June 30, 2015.

Income tax benefit was $7.5 million for the three months ended June 30, 2015 compared to income tax expense of $1.4 million for the three months ended June 30, 2014. Income taxes related primarily to income taxes on our Canadian trust as well as state income taxes and withholding tax for distributions related to our unconsolidated joint venture projects located in China. During the three months ended June 30, 2015, the examination by the Canada Revenue Agency on our Canadian trust was completed with no adjustments and accordingly we reversed the previously recorded liability of $7.9 million.

Six months ended June 30, 2015 compared to six months ended June 30, 2014

Rental revenue was $154.6 million for the six months ended June 30, 2015 compared to $136.3 million for the six months ended June 30, 2014. This increase resulted primarily from $19.9 million of rental revenue related to property acquisitions and developments completed in 2015 and 2014, partially offset by a decrease of $1.6 million in rental revenue on existing and sold properties. Percentage rents of $0.4 million and $0.5 million were recognized during the six months ended June 30, 2015 and 2014, respectively. Straight-line rents of $6.2 million and $2.2 million were recognized during the six months ended June 30, 2015 and 2014, respectively.

During the six months ended June 30, 2015, we experienced an increase of approximately 4.8% in rental rates on approximately 431,000 square feet with respect to five lease renewals. Additionally, we have funded or have agreed to fund an average of $16.47 per square foot in tenant improvements. There were no leasing commissions related to these renewals.
Tenant reimbursements totaled $8.3 million for the six months ended June 30, 2015 compared to $8.9 million for the six months ended June 30, 2014. These tenant reimbursements related to the operations of our entertainment retail centers. The $0.6 million decrease was primarily due to the impact of a weaker Canadian dollar exchange rate.

Other income was $1.7 million for the six months ended June 30, 2015 compared to $0.4 million for the six months ended June 30, 2014. The $1.3 million increase was primarily due to an increase in income recognized upon settlement of foreign currency swap contracts, as well as $0.5 million recognized in fee income during the six months ended June 30, 2015.

Mortgage and other financing income was $36.1 million for both the six months ended June 30, 2015 and 2014. Mortgage and other financing income was lower during the six months ended June 30, 2014 due to the sale of four public charter school properties during the three months ended June 30, 2014 which were classified as a direct financing lease as well as the prepayment of four mortgage notes receivable during the three months ended December 31, 2014. This lower amount was offset by increased real estate lending activities related to our mortgage loan agreements.
Our property operating expense totaled $12.1 million for the six months ended June 30, 2015 compared to $12.0 million for the six months ended June 30, 2014. These property operating expenses primarily arise from the operations of our entertainment retail centers and other specialty properties. This increase is primarily due to an increase in bad debt expense for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. This increase was partially offset by the impact of a weaker Canadian dollar exchange rate.
Our general and administrative expense totaled $15.4 million for the six months ended June 30, 2015 compared to $14.5 million for the six months ended June 30, 2014. The increase of $0.9 million primarily relates to an increase in payroll costs and travel and entertainment expenses, partially offset by a decrease in stock grant amortization.
Retirement severance expense was $18.6 million for the six months ended June 30, 2015 and related to the retirement of our former President and Chief Executive Officer. See Note 12 to the consolidated financial statements included in this Form 10-Q for further detail. There was no retirement severance expense for the six months ended June 30, 2014.

Costs associated with loan refinancing totaled $0.2 million for the six months ended June 30, 2015 and related to the amendment and restatement of our unsecured revolving credit and term loan facilities on April 24, 2015. There were no costs associated with loan refinancing for the six months ended June 30, 2014.

Our net interest expense decreased by $1.9 million to $38.6 million for the six months ended June 30, 2015 from $40.5 million for the six months ended June 30, 2014. This decrease resulted from an increase in interest cost capitalized primarily related to the Adelaar project which was $4.2 million for the six months ended June 30, 2015 compared to $0 for the six months ended June 30, 2014, as well as a decrease in the weighted average interest rate used to finance our real estate acquisitions and fund our mortgage notes receivable. These decreases were partially offset by an increase in average borrowings.

Transaction costs totaled $6.0 million for the six months ended June 30, 2015 compared to $1.0 million for the six months ended June 30, 2014. The increase of $5.0 million related to an increase in potential and terminated transactions.

Depreciation and amortization expense totaled $41.2 million for the six months ended June 30, 2015 compared to $31.3 million for the six months ended June 30, 2014. The $9.9 million increase resulted primarily from asset acquisitions completed in 2015 and 2014 as well as the acceleration of depreciation on certain existing assets.

Gain on sale of real estate was $23.9 million for the six months ended June 30, 2015 and related to a gain on sale of $23.7 million from a theatre located in Los Angeles, California and a gain on sale of $0.2 million from a parcel of land adjacent to one of our public charter school investments. Gain on sale of real estate was $0.3 million for the six months ended June 30, 2014 and related to the sale of a parcel of land adjacent to one of our public charter school investments.

Gain on sale of investment in a direct financing lease was $0.2 million for the six months ended June 30, 2014 and related to the sale of four public charter school properties located in Florida. There was no gain on sale of investment in a direct financing lease for the six months ended June 30, 2015.

Income tax expense was $0.9 million for the six months ended June 30, 2015 compared to $2.3 million for the six months ended June 30, 2014. The $1.4 million decrease related primarily to lower income taxes on our Canadian trust.

Income from discontinued operations was $0.1 million for the six months ended June 30, 2015 and related to post closing items related to the Toronto Dundas Square property. Income from discontinued operations was $3.4 million for the six months ended June 30, 2014 and related primarily to the reversal of a liability that was established with the March 4, 2010 acquisition of Toronto Dundas Square. This liability was reversed during the six months ended June 30, 2014 as the related payment is not expected to occur.

Liquidity and Capital Resources

Cash and cash equivalents were $6.1 million at June 30, 2015. In addition, we had restricted cash of $15.3 million at June 30, 2015. Of the restricted cash at June 30, 2015, $12.4 million related to cash held for our borrowers’ debt service reserves for mortgage notes receivable or tenants' off-season rent reserves and the balance represented deposits required in connection with debt service, payment of real estate taxes and capital improvements.

Mortgage Debt, Senior Notes and Unsecured Revolving Credit and Term Loan Facility

As of June 30, 2015, we had total debt outstanding of $1.9 billion of which $359.0 million was fixed rate mortgage debt secured by a portion of our rental properties and mortgage notes receivable. The fixed rate mortgage debt had a weighted average interest rate of approximately 5.4% at June 30, 2015.

At June 30, 2015, we had outstanding $1.2 billion in aggregate principal amount of unsecured senior notes ranging in interest rates from 4.50% to 7.75%. All of these notes are guaranteed by certain of our subsidiaries. The notes contain various covenants, including: (i) a limitation on incurrence of any debt which would cause the ratio of our debt to adjusted total assets to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause the ratio of secured debt to adjusted total assets to exceed 40%; (iii) a limitation on incurrence of any debt which would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of our total unencumbered assets such that they are not less than 150% of our outstanding unsecured debt.

At June 30, 2015, we had $100.0 million outstanding under our unsecured revolving credit facility, with $550.0 million of availability and with interest at a floating rate of LIBOR plus 140 basis points, which was 1.44% at June 30, 2015. The amount that we are able to borrow on our unsecured revolving credit facility is a function of the values and advance rates, as defined by the credit agreement, assigned to the assets included in the borrowing base less outstanding letters of credit and less other liabilities.

At June 30, 2015, the unsecured term loan facility had a balance of $285.0 million with interest at a floating rate of LIBOR plus 160 basis points, which was 1.59% at June 30, 2015, and $240.0 million of this LIBOR-based debt has been fixed with interest rate swaps at 2.51% through January 5, 2016 and 2.38% from January 5, 2016 to July 5, 2017. The loan matures on July 23, 2018. On July 24, 2015, we borrowed the remaining $65.0 million available on the $350.0 million term loan portion of the facility, which was used to pay down a portion of our unsecured revolving credit facility.

On April 24, 2015, we amended, restated and combined our unsecured revolving credit and term loan facilities. See "Recent Developments" for further discussion.

Our combined unsecured revolving credit and term loan facility contains financial covenants that limit our levels of consolidated debt, secured debt, investment levels outside certain categories and dividend distributions, and require minimum coverage levels for fixed charges and unsecured debt service costs. Additionally, our combined unsecured revolving and term loan facility as well as our unsecured senior notes contain cross-default provisions that go into effect if we default on any of our obligations for borrowed money or credit in an amount exceeding $25.0 million ($50.0 million for the 5.25% and 4.50% unsecured senior notes), unless such default has been waived or cured within a specified period of time. We were in compliance with all financial covenants under our debt instruments at June 30, 2015.

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

Certain of our other long-term debt agreements contain customary restrictive covenants related to financial and operating performance as well as certain cross-default provisions. We were in compliance with all financial covenants at June 30, 2015.

Liquidity Requirements

Short-term liquidity requirements consist primarily of normal recurring corporate operating expenses, debt service requirements and distributions to shareholders. We meet these requirements primarily through cash provided by operating activities. Net cash provided by operating activities was $120.4 million and $114.4 million for the six months ended June 30, 2015 and 2014, respectively. Net cash used by investing activities was $286.9 million and $166.6 million for the six months ended June 30, 2015 and 2014, respectively. Net cash provided by financing activities was $169.8 million and $57.9 million for the six months ended June 30, 2015 and 2014, respectively. We anticipate that our cash on hand, cash from operations, and funds available under the unsecured revolving line of credit portion of our combined credit facility will provide adequate liquidity to fund our operations, make interest and principal payments on our debt, and allow distributions to our shareholders and avoid corporate level federal income or excise tax in accordance with REIT Internal Revenue Code requirements.

Commitments

As of June 30, 2015, we had an aggregate of approximately $218.0 million million of commitments to fund development projects including seven entertainment development projects for which we had commitments to fund approximately $13.3 million, 33 education development projects for which we had commitments to fund approximately $160.9 million and seven recreation development projects for which we had commitments to fund approximately $43.8 million, of which approximately $127.8 million is expected to be funded in 2015 and the remainder is expected to be funded in 2016. Development costs are advanced by us in periodic draws. If we determine that construction is not being completed in accordance with the terms of the development agreement, we can discontinue funding construction draws. We have agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

We have certain commitments related to our mortgage note investments that we may be required to fund in the future. We are generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of June 30, 2015, we had five mortgage notes receivable with commitments totaling approximately $62.8 million, of which $36.0 million is expected to be funded in 2015. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

We have provided guarantees of the payment of certain economic development revenue bonds totaling $22.9 million related to two theatres in Louisiana for which we earn a fee at annual rates of 2.88% to 4.00% over the 30-year terms of the related bonds. We have recorded $9.7 million as a deferred asset included in other assets and $9.7 million included in other liabilities in the accompanying consolidated balance sheet as of June 30, 2015 related to these guarantees. No amounts have been accrued as a loss contingency related to these guarantees because payment by us is not probable.

Liquidity Analysis

In analyzing our liquidity, we generally expect that our cash provided by operating activities will meet our normal recurring operating expenses, recurring debt service requirements and distributions to shareholders.

We have $65.4 million in debt balloon payments coming due for the remainder of 2015. Our sources of liquidity as of June 30, 2015 to pay the above 2015 commitments include the remaining amount available under our unsecured revolving credit facility and unrestricted cash on hand of $6.1 million. We expect that our sources of cash will exceed our existing commitments over the remainder of 2015.

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

Capital Structure

We believe that our shareholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest, fixed charge and debt service coverage ratios. We expect to maintain our debt to gross assets ratio (i.e. total long-term debt to total assets plus accumulated depreciation) between 35% and 45%. However, the timing and size of our equity and debt offerings, as well as debt incurred in connection with property acquisitions, may cause us to temporarily operate over this threshold. At June 30, 2015, this ratio was 43%. Our long-term debt as a percentage of our total market capitalization at June 30, 2015 was 36%; however, we do not manage to a ratio based on total market capitalization due to the inherent variability that is driven by changes in the market price of our common shares. We calculate our total market capitalization of $5.4 billion by aggregating the following at June 30, 2015:

•	Common shares outstanding of 57,216,813 multiplied by the last reported sales price of our common shares on the NYSE of $54.78 per share, or $3.1 billion;

•	Aggregate liquidation value of our Series C convertible preferred shares of $135.0 million;

•	Aggregate liquidation value of our Series E convertible preferred shares of $86.3 million;

•	Aggregate liquidation value of our Series F redeemable preferred shares of $125.0 million; and

•	Total long-term debt of $1.9 billion.

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

The following table summarizes our FFO, FFOAA and AFFO including per share amounts for FFO and FFOAA, for the three and six months ended June 30, 2015 and 2014 (unaudited, in thousands, except per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
FFO:
Net income available to common shareholders of EPR Properties	$42,814	$34,808	$79,683	$72,388
Gain on sale of real estate (excluding land sale)	—	—	(23,748)	—
Gain on sale of investment in a direct financing lease	—	(220)	—	(220)
Real estate depreciation and amortization	21,457	15,725	40,414	30,774
Allocated share of joint venture depreciation	65	53	129	108
FFO available to common shareholders of EPR Properties	$64,336	$50,366	$96,478	$103,050
FFOAA:
FFO available to common shareholders of EPR Properties	$64,336	$50,366	$96,478	$103,050
Costs associated with loan refinancing or payoff	243	—	243	—
Transaction costs (benefit)	4,429	756	6,035	(2,424)
Retirement severance expense	—	—	18,578	—
Gain on sale of land	—	—	(176)	(330)
Deferred income tax expense (benefit)	(6,711)	842	177	1,249
FFOAA available to common shareholders of EPR Properties	$62,297	$51,964	$121,335	$101,545
AFFO:
FFOAA available to common shareholders of EPR Properties	$62,297	$51,964	$121,335	$101,545
Non-real estate depreciation and amortization	392	276	790	554
Deferred financing fees amortization	1,173	1,061	2,269	2,076
Share-based compensation expense to management and Trustees	2,085	2,343	4,057	4,671
Maintenance capital expenditures (1)	(435)	(3,026)	(1,458)	(4,180)
Straight-lined rental revenue	(3,211)	(1,107)	(6,154)	(2,218)
Non-cash portion of mortgage and other financing income	(3,408)	(1,239)	(6,384)	(2,525)
Amortization of above market leases, net	49	48	97	96
AFFO available to common shareholders of EPR Properties	$58,942	$50,320	$114,552	$100,019

FFO per common share attributable to EPR Properties:
Basic	$1.12	$0.94	$1.69	$1.94
Diluted	1.12	0.94	1.68	1.94
FFOAA per common share attributable to EPR Properties:
Basic	$1.09	$0.97	$2.12	$1.92
Diluted	1.08	0.97	2.11	1.91
Shares used for computation (in thousands):
Basic	57,200	53,458	57,156	53,002
Diluted	57,446	53,654	57,408	53,189
Other financial information:
Dividends per common share	$0.908	$0.855	$1.815	$1.710

(1)	Includes maintenance capital expenditures and certain second generation tenant improvements and leasing commissions.

The additional 2.0 million common shares that would result from the conversion of our 5.75% Series C cumulative convertible preferred shares and the additional 1.6 million common shares that would result from the conversion of our 9.0% Series E cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted earnings per share for the three and six months ended June 30, 2015 and 2014 because the effect is not dilutive.

Impact of Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The ASU does not apply to revenue recognition for lease contracts. In April 2015, the FASB voted for a one-year deferral of the effective date of the new revenue recognition standard which was approved in July 2015. The new standard will become effective for the Company beginning with the first quarter 2018. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, primarily relating to potential losses due to changes in interest rates and foreign currency exchange rates. We seek to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new long-term fixed rate borrowings whenever possible. As of June 30, 2015, we had a $650.0 million unsecured revolving credit facility with $100.0 million outstanding and $25.0 million in bonds, all of which bear interest at a floating rate. We also had a $285.0 million unsecured term loan facility that bears interest at a floating rate and $240.0 million of this LIBOR-based debt has been fixed with interest rate swaps at 2.51% through January 5, 2016 and 2.38% from January 5, 2016 to July 5, 2017. As discussed in Note 7 to the consolidated financial statements in this Form 10-Q, these facilities were amended, restated and combined on April 24, 2015.
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

Item 4. Controls and Procedures

As of June 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
On June 7, 2011, affiliates of Louis Cappelli, Concord Associates, L.P., Concord Resort, LLC and Concord Kiamesha LLC (the “Cappelli Group”), filed a complaint with the Supreme Court of the State of New York, County of Sullivan, against two subsidiaries of the Company seeking (i) a declaratory judgment concerning the Company's obligations under a previously disclosed settlement agreement involving these entities, (ii) an order that the Company execute the golf course lease and the “Racino Parcel” lease subject to the settlement agreement, and (iii) an extension of the restrictive covenant against ownership or operation of a casino on the Concord resort property under the settlement agreement (the “Restrictive Covenant”), which covenant was set to expire on December 31, 2011. The Company filed counterclaims seeking related relief. The Cappelli Group subsequently obtained leave to discontinue its claims, but the counterclaims remained pending. On June 30, 2014, the Court (i) denied the Cappelli Group’s motion to dismiss the counterclaims, (ii) granted the Company's motion for summary judgment finding that the Cappelli Group missed the December 31, 2011 deadline to fully execute a master credit agreement which was a condition to the Company’s obligation to continue its joint development activities with the Cappelli Group under the settlement agreement, (iii) granted the Company’s motion for summary judgment finding that the Restrictive Covenant had expired, and (iv) granted the Company’s motion for declaratory relief declaring the Company as master developer of the Concord resort property. The Cappelli Group perfected its appeal of the summary judgment decision in the Appellate Division, Third Department on December 30, 2014. On July 30, 2015, the Appellate Division, Third Department affirmed the lower court’s decision granting summary judgment in favor of the Company. Notice of entry of this decision was served on or about July 30, 2015. The Cappelli Group has 30 days from service of this Notice of entry to move in the Appellate Division for reargument and/or leave to appeal to the Court of Appeals. If the Appellate Division denies the relief, the Cappelli Group then has 30 days to move in the Court of Appeals for leave to appeal.
On October 20, 2011, the Cappelli Group also filed suit against the Company and two affiliates in the Supreme Court of the State of New York, County of Westchester, asserting a claim for breach of contract and the implied covenant of good faith, and seeking damages of at least $800 million, based on the same allegations as in the action the Cappelli Group filed in Sullivan County Supreme Court. The Company has moved to dismiss the Amended Complaint in Westchester County based on the Sullivan County Supreme Court’s June 30, 2014 decision (which has now been affirmed), and the Cappelli Group has cross-moved for a stay of the action. The motion and cross-motion have been fully briefed, and are under judicial consideration.
On September 18, 2013, the United States District Court for the Southern District of New York (the “District Court”) dismissed the complaint filed by Concord Associates L.P. and six other companies affiliated with Mr. Cappelli against the Company and certain of its subsidiaries, Empire Resorts, Inc. and Monticello Raceway Management, Inc. (collectively, “Empire”), and Kien Huat Realty III Limited and Genting New York LLC (collectively, “Genting”). The complaint alleged, among other things, that the Company had conspired with Empire to monopolize the racing and gaming market in the Catskills by entering into exclusivity and development agreements to develop a comprehensive resort destination in Sullivan County, New York. The plaintiffs are seeking $500 million in damages (trebled to $1.5 billion under antitrust law), punitive damages, and injunctive relief. The District Court dismissed plaintiffs’ federal antitrust claims against all defendants with prejudice, and dismissed the pendent state law claims against Empire and Genting without prejudice, meaning they could be further pursued in state court. On October 2, 2013, the plaintiffs filed a motion for reconsideration with the District Court, seeking permission to file a Second Amended Complaint, and soon after filed a Notice of Appeal. The District Court denied the motion for reconsideration in an Opinion and Order dated November 3, 2014, and the plaintiffs perfected their appeal in the Second Circuit on or about December 17, 2014. Oral arguments by the parties regarding the appeal were presented on April 29, 2015.
The Company has not determined that losses related to these matters are probable. Because of the favorable rulings from the Supreme Court of Sullivan County, New York, the Appellate Division, Third Department, and the District Court, and the pending or potential appeals, together with the inherent difficulty of predicting the outcome of litigation generally, the Company does not have sufficient information to determine the amount or range of reasonably possible loss with respect to these matters. The Company’s assessments are based on estimates and assumptions that have been deemed reasonable by management, but that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause the Company to change those estimates and assumptions. The Company intends to vigorously defend the claims asserted against the Company and certain of its subsidiaries by the Cappelli Group and its affiliates, for which the Company believes it has meritorious defenses, but there can be no assurances as to its outcome.
Item 1A. Risk Factors

There were no material changes during the quarter from the risk factors previously discussed in Item 1A - "Risk Factors" in our Annual Report on From 10-K for the year ended December 31, 2014 filed with the SEC on February 25, 2015.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2015, we did not sell any unregistered securities or repurchase any securities.

Item 3. Defaults Upon Senior Securities

There were no reportable events during the quarter ended June 30, 2015.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

There were no reportable events during the quarter ended June 30, 2015.

Item 6. Exhibits

4.1*	Supplemental Indenture No. 5, dated as of April 24, 2015, among the Company, certain subsidiaries of the Company named therein and UMB Bank, n.a., as trustee, is attached hereto as Exhibit 4.1.
4.2*
Supplemental Indenture No. 4, dated as of April 24, 2015, among the Company, certain subsidiaries of the Company named therein and U.S. Bank National Association, as trustee, is attached hereto as Exhibit 4.2.

4.3*
Supplemental Indenture No. 3, dated as of April 24, 2015, among the Company, certain subsidiaries of the Company named therein and U.S. Bank National Association, as trustee, is attached hereto as Exhibit 4.3.

4.4*	Supplemental Indenture No. 1, dated as of April 24, 2015, among the Company, certain subsidiaries of the Company named therein and UMB Bank, n.a., as trustee, is attached hereto as Exhibit 4.4.
10.1
Amended, Restated and Consolidated Credit Agreement, dated as of April 24, 2015, among the Company and certain subsidiaries of the Company named therein, as borrowers, KeyBank National Association, as administrative agent, JP Morgan Chase Bank, N.A. and RBC Capital Markets, as co-syndication agents, Citibank, N.A., Bank of America, N.A. and Barclays Bank PLC, as co-documentation agents, KeyBanc Capital Markets, LLC, J.P. Morgan Securities, Inc. and RBC Capital Markets, as joint book runners and joint lead arrangers, and the lenders party thereto, which is attached as Exhibit 10.1 to the Company's Form 8-K (Commission File No. 001-13561) filed April 27, 2015, is hereby incorporated by reference as Exhibit 10.1.

10.2
Employment Agreement, dated as of May 13, 2015, by and between the Company and Gregory K. Silvers, which is attached as Exhibit 10.1 to the Company's Form 8-K (Commission File No. 001-13561) filed May 18, 2015, is hereby incorporated by reference as Exhibit 10.2.

10.3
Employment Agreement, dated as of May 13, 2015, by and between the Company and Mark A. Peterson, which is attached as Exhibit 10.2 to the Company's Form 8-K (Commission File No. 001-13561) filed May 18, 2015, is hereby incorporated by reference as Exhibit 10.3.

10.4
Employment Agreement, dated as of May 13, 2015, by and between the Company and Morgan G. Earnest II, which is attached as Exhibit 10.3 to the Company's Form 8-K (Commission File No. 001-13561) filed May 18, 2015, is hereby incorporated by reference as Exhibit 10.4.

10.5
Employment Agreement, dated as of May 13, 2015, by and between the Company and Craig L. Evans, which is attached as Exhibit 10.4 to the Company's Form 8-K (Commission File No. 001-13561) filed May 18, 2015, is hereby incorporated by reference as Exhibit 10.5.

10.6
Employment Agreement, dated as of May 13, 2015, by and between the Company and Thomas B. Wright, III, which is attached as Exhibit 10.5 to the Company's Form 8-K (Commission File No. 001-13561) filed May 18, 2015, is hereby incorporated by reference as Exhibit 10.6.

10.7
Employment Agreement, dated as of May 13, 2015, by and between the Company and Michael L. Hirons, which is attached as Exhibit 10.6 to the Company's Form 8-K (Commission File No. 001-13561) filed May 18, 2015, is hereby incorporated by reference as Exhibit 10.7.

12.1*	Computation of Ratio of Earnings to Fixed Charges is attached hereto as Exhibit 12.1.
12.2*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends is attached hereto as Exhibit 12.2.
31.1*
Certification of Gregory K. Silvers pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, is attached hereto as Exhibit 31.1.

31.2*
Certification of Mark A. Peterson pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, is attached hereto as Exhibit 31.2.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is attached hereto as Exhibit 32.1.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is attached hereto as Exhibit 32.2.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPR Properties

Dated:	August 4, 2015	By	/s/ Gregory K. Silvers
Gregory K. Silvers, President and Chief Executive Officer (Principal Executive Officer)

Dated:	August 4, 2015	By	/s/ Mark A. Peterson
Mark A. Peterson, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Chief Accounting Officer)

Exhibit Index

4.1*	Supplemental Indenture No. 5, dated as of April 24, 2015, among the Company, certain subsidiaries of the Company named therein and UMB Bank, n.a., as trustee, is attached hereto as Exhibit 4.1.
4.2*
Supplemental Indenture No. 4, dated as of April 24, 2015, among the Company, certain subsidiaries of the Company named therein and U.S. Bank National Association, as trustee, is attached hereto as Exhibit 4.2.

4.3*
Supplemental Indenture No. 3, dated as of April 24, 2015, among the Company, certain subsidiaries of the Company named therein and U.S. Bank National Association, as trustee, is attached hereto as Exhibit 4.3.

4.4*	Supplemental Indenture No. 1, dated as of April 24, 2015, among the Company, certain subsidiaries of the Company named therein and UMB Bank, n.a., as trustee, is attached hereto as Exhibit 4.4.
10.1
Amended, Restated and Consolidated Credit Agreement, dated as of April 24, 2015, among the Company and certain subsidiaries of the Company named therein, as borrowers, KeyBank National Association, as administrative agent, JP Morgan Chase Bank, N.A. and RBC Capital Markets, as co-syndication agents, Citibank, N.A., Bank of America, N.A. and Barclays Bank PLC, as co-documentation agents, KeyBanc Capital Markets, LLC, J.P. Morgan Securities, Inc. and RBC Capital Markets, as joint book runners and joint lead arrangers, and the lenders party thereto, which is attached as Exhibit 10.1 to the Company's Form 8-K (Commission File No. 001-13561) filed April 27, 2015, is hereby incorporated by reference as Exhibit 10.1.

10.2
Employment Agreement, dated as of May 13, 2015, by and between the Company and Gregory K. Silvers, which is attached as Exhibit 10.1 to the Company's Form 8-K (Commission File No. 001-13561) filed May 18, 2015, is hereby incorporated by reference as Exhibit 10.2.

10.3
Employment Agreement, dated as of May 13, 2015, by and between the Company and Mark A. Peterson, which is attached as Exhibit 10.2 to the Company's Form 8-K (Commission File No. 001-13561) filed May 18, 2015, is hereby incorporated by reference as Exhibit 10.3.

10.4
Employment Agreement, dated as of May 13, 2015, by and between the Company and Morgan G. Earnest II, which is attached as Exhibit 10.3 to the Company's Form 8-K (Commission File No. 001-13561) filed May 18, 2015, is hereby incorporated by reference as Exhibit 10.4.

10.5
Employment Agreement, dated as of May 13, 2015, by and between the Company and Craig L. Evans, which is attached as Exhibit 10.4 to the Company's Form 8-K (Commission File No. 001-13561) filed May 18, 2015, is hereby incorporated by reference as Exhibit 10.5.

10.6
Employment Agreement, dated as of May 13, 2015, by and between the Company and Thomas B. Wright, III, which is attached as Exhibit 10.5 to the Company's Form 8-K (Commission File No. 001-13561) filed May 18, 2015, is hereby incorporated by reference as Exhibit 10.6.

10.7
Employment Agreement, dated as of May 13, 2015, by and between the Company and Michael L. Hirons, which is attached as Exhibit 10.6 to the Company's Form 8-K (Commission File No. 001-13561) filed May 18, 2015, is hereby incorporated by reference as Exhibit 10.7.

12.1*	Computation of Ratio of Earnings to Fixed Charges is attached hereto as Exhibit 12.1.
12.2*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends is attached hereto as Exhibit 12.2.
31.1*
Certification of Gregory K. Silvers pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, is attached hereto as Exhibit 31.1.

31.2*
Certification of Mark A. Peterson pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, is attached hereto as Exhibit 31.2.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is attached hereto as Exhibit 32.1.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is attached hereto as Exhibit 32.2.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.