Form 10-Q
period 2015-09-30
EPR PROPERTIES
filed 2015-10-29
CIK 1045450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

At October 27, 2015, there were 59,754,475 common shares outstanding.

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

ii

iii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
EPR PROPERTIES Consolidated Balance Sheets (Dollars in thousands except share data)

	September 30, 2015	December 31, 2014
	(unaudited)
Assets
Rental properties, net of accumulated depreciation of $511,949 and $465,660 at September 30, 2015 and December 31, 2014, respectively	$2,938,879	$2,451,534
Land held for development	30,501	206,001
Property under development	374,533	181,798
Mortgage notes and related accrued interest receivable	455,330	507,955
Investment in a direct financing lease, net	190,029	199,332
Investment in joint ventures	6,439	5,738
Cash and cash equivalents	14,614	3,336
Restricted cash	21,949	13,072
Deferred financing costs, net	24,261	19,909
Accounts receivable, net	56,006	47,282
Other assets	88,564	66,091
Total assets	$4,201,105	$3,702,048
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$98,736	$82,180
Common dividends payable	17,896	16,281
Preferred dividends payable	5,951	5,952
Unearned rents and interest	51,996	25,623
Debt	2,037,455	1,645,523
Total liabilities	2,212,034	1,775,559
Equity:
Common Shares, $.01 par value; 75,000,000 shares authorized; and 61,498,390 and 58,952,404 shares issued at September 30, 2015 and December 31, 2014, respectively	615	589
Preferred Shares, $.01 par value; 25,000,000 shares authorized:
5,400,000 Series C convertible shares issued at September 30, 2015 and December 31, 2014; liquidation preference of $135,000,000	54	54
3,450,000 Series E convertible shares issued at September 30, 2015 and December 31, 2014; liquidation preference of $86,250,000	35	35
5,000,000 Series F shares issued at September 30, 2015 and December 31, 2014; liquidation preference of $125,000,000	50	50
Additional paid-in-capital	2,413,784	2,283,440
Treasury shares at cost: 2,340,474 and 1,826,463 common shares at September 30, 2015 and December 31, 2014, respectively	(95,564)	(67,846)
Accumulated other comprehensive income	5,410	12,566
Distributions in excess of net income	(335,690)	(302,776)
EPR Properties shareholders’ equity	1,988,694	1,926,112
Noncontrolling interests	377	377
Total equity	$1,989,071	$1,926,489
Total liabilities and equity	$4,201,105	$3,702,048
See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Income (Unaudited) (Dollars in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Rental revenue	$85,706	$74,410	$240,306	$210,759
Tenant reimbursements	3,718	4,486	11,986	13,355
Other income	718	345	2,416	706
Mortgage and other financing income	18,193	19,497	54,321	55,561
Total revenue	108,335	98,738	309,029	280,381
Property operating expense	5,496	5,948	17,623	17,936
Other expense	221	248	533	566
General and administrative expense	7,482	6,719	22,920	21,260
Retirement severance expense	—	—	18,578	—
Costs associated with loan refinancing or payoff	18	—	261	—
Interest expense, net	20,529	20,801	59,123	61,254
Transaction costs	783	369	6,818	1,321
Provision for loan loss	—	3,777	—	3,777
Depreciation and amortization	23,498	17,421	64,702	48,750
Income before equity in income from joint ventures and other items	50,308	43,455	118,471	125,517
Equity in income from joint ventures	339	300	701	878
Gain (loss) on sale of real estate	(95)	—	23,829	330
Gain on sale of investment in a direct financing lease	—	—	—	220
Income before income taxes	50,552	43,755	143,001	126,945
Income tax expense	498	1,047	1,418	3,332
Income from continuing operations	$50,054	$42,708	$141,583	$123,613
Discontinued operations:
Income (loss) from discontinued operations	141	(3)	199	8
Transaction (costs) benefit	—	—	—	3,376
Net income attributable to EPR Properties	50,195	42,705	141,782	126,997
Preferred dividend requirements	(5,951)	(5,952)	(17,855)	(17,856)
Net income available to common shareholders of EPR Properties	$44,244	$36,753	$123,927	$109,141
Per share data attributable to EPR Properties common shareholders:
Basic earnings per share data:
Income from continuing operations	$0.76	$0.68	$2.15	$1.99
Income from discontinued operations	—	—	—	0.06
Net income available to common shareholders	$0.76	$0.68	$2.15	$2.05
Diluted earnings per share data:
Income from continuing operations	$0.76	$0.68	$2.15	$1.98
Income from discontinued operations	—	—	—	0.06
Net income available to common shareholders	$0.76	$0.68	$2.15	$2.04
Shares used for computation (in thousands):
Basic	58,083	53,792	57,468	53,268
Diluted	58,278	54,001	57,699	53,462
See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Comprehensive Income (Unaudited) (Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income attributable to EPR Properties	$50,195	$42,705	$141,782	$126,997
Other comprehensive income (loss):
Foreign currency translation adjustment	(12,398)	(10,590)	(27,310)	(11,221)
Change in unrealized gain on derivatives	9,518	9,921	20,154	7,585
Comprehensive income attributable to EPR Properties	$47,315	$42,036	$134,626	$123,361
See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Changes in Equity Nine Months Ended September 30, 2015 (Unaudited) (Dollars in thousands)

	EPR Properties Shareholders’ Equity
	Common Stock		Preferred Stock		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income	Distributions in excess of net income	Noncontrolling Interests	Total
	Shares	Par	Shares	Par
Balance at December 31, 2014	58,952,404	$589	13,850,000	$139	$2,283,440	$(67,846)	$12,566	$(302,776)	$377	$1,926,489
Restricted share units issued to Trustees	18,036	—	—	—	—	—	—	—	—	—
Issuance of nonvested shares, net	218,285	2	—	—	1,941	(36)	—	—	—	1,907
Purchase of common shares for vesting	—	—	—	—	—	(8,223)	—	—	—	(8,223)
Amortization of nonvested shares and restricted share units	—	—	—	—	5,036	—	—	—	—	5,036
Share option expense	—	—	—	—	830	—	—	—	—	830
Share-based compensation included in retirement severance expense	—	—	—	—	6,377	—	—	—	—	6,377
Foreign currency translation adjustment	—	—	—	—	—	—	(27,310)	—	—	(27,310)
Change in unrealized gain/loss on derivatives	—	—	—	—	—	—	20,154	—	—	20,154
Net income	—	—	—	—	—	—	—	141,782	—	141,782
Issuances of common shares	1,871,429	19	—	—	99,897	—	—	—	—	99,916
Stock option exercises, net	438,236	5	—	—	16,263	(19,459)	—	—	—	(3,191)
Dividends to common and preferred shareholders	—	—	—	—	—	—	—	(174,696)	—	(174,696)
Balance at September 30, 2015	61,498,390	$615	13,850,000	$139	$2,413,784	$(95,564)	$5,410	$(335,690)	$377	$1,989,071

See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Cash Flows (Unaudited) (Dollars in thousands)

	Nine Months Ended September 30,
	2015	2014
Operating activities:
Net income	$141,782	$126,997
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan loss	—	3,777
Income from discontinued operations	(199)	(3,384)
Gain on sale of real estate	(23,829)	(330)
Deferred income tax expense	229	1,612
Gain on sale of investment in a direct financing lease	—	(220)
Costs associated with loan refinancing or payoff	261	—
Equity in income from joint ventures	(701)	(878)
Distributions from joint ventures	—	810
Depreciation and amortization	64,702	48,750
Amortization of deferred financing costs	3,425	3,158
Amortization of above market leases	145	144
Share-based compensation expense to management and Trustees	6,218	6,984
Share-based compensation expense included in retirement severance expense	6,377	—
Decrease (increase) in restricted cash	94	(1,490)
Increase in mortgage notes accrued interest receivable	(5,465)	(2,323)
Increase in accounts receivable, net	(8,326)	(2,585)
Increase in direct financing lease receivable	(2,708)	(2,211)
Increase in other assets	(2,401)	(4,025)
Decrease in accounts payable and accrued liabilities	(2,694)	(8,095)
Increase in unearned rents and interest	7,398	1,408
Net operating cash provided by continuing operations	184,308	168,099
Net operating cash provided by discontinued operations	514	109
Net cash provided by operating activities	184,822	168,208
Investing activities:
Acquisition of rental properties and other assets	(136,029)	(56,385)
Proceeds from sale of real estate	45,992	3,647
Proceeds from settlement of derivative	—	5,725
Investment in mortgage notes receivable	(62,936)	(57,922)
Proceeds from mortgage note receivable paydown	975	317
Investment in promissory notes receivable	—	(4,387)
Proceeds from sale of investment in a direct financing lease, net	4,741	46,092
Additions to properties under development	(324,859)	(256,528)
Net cash used by investing activities	(472,116)	(319,441)
Financing activities:
Proceeds from long-term debt facilities	803,914	265,000
Principal payments on long-term debt	(413,069)	(220,566)
Deferred financing fees paid	(6,952)	(808)
Net proceeds from issuance of common shares	99,760	264,008
Impact of stock option exercises, net	(3,192)	(27)
Purchase of common shares for treasury for vesting	(8,222)	(2,892)
Dividends paid to shareholders	(172,926)	(152,874)
Net cash provided by financing activities	299,313	151,841
Effect of exchange rate changes on cash	(741)	(180)
Net increase in cash and cash equivalents	11,278	428
Cash and cash equivalents at beginning of the period	3,336	7,958
Cash and cash equivalents at end of the period	$14,614	$8,386
Supplemental information continued on next page.

EPR PROPERTIES Consolidated Statements of Cash Flows (Unaudited) (Dollars in thousands) Continued from previous page.

	Nine Months Ended September 30,
	2015	2014
Supplemental schedule of non-cash activity:
Transfer of property under development to rental property	$307,004	$152,504
Transfer of land held for development to property under development	$167,600	$—
Acquisition of real estate in exchange for assumption of debt at fair value	$—	$101,441
Issuance of nonvested shares and restricted share units at fair value, including nonvested shares issued for payment of bonuses	$14,285	$15,525
Conversion of mortgage note receivable to rental property	$120,051	$—
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$76,435	$76,836
Cash paid during the period for income taxes	$1,286	$234
Interest cost capitalized	$14,265	$4,982
Increase in accrued capital expenditures	$13,293	$11,385
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

2. Summary of Significant Accounting Policies

Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. In addition, operating results for the nine month period ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

Rental Properties
Rental properties are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which generally are estimated to be 30 to 40 years for buildings and 3 to 25 years for furniture, fixtures and equipment. Tenant improvements, including allowances, are depreciated over the shorter of the base term of the lease or the estimated useful life. Expenditures for ordinary maintenance and repairs are charged to operations in the period incurred. Significant renovations and improvements that improve or extend the useful life of the asset are capitalized and depreciated over their estimated useful life.

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

Revenue Recognition
Rents that are fixed and determinable are recognized on a straight-line basis over the minimum term of the leases. Base rent escalation on leases that are dependent upon increases in the Consumer Price Index (CPI) is recognized when known. In addition, most of the Company's tenants are subject to additional rents if gross revenues of the properties exceed certain thresholds defined in the lease agreements (percentage rents). Percentage rents as well as participating interest for those mortgage agreements that contain similar such clauses are recognized at the time when specific triggering events occur as provided by the lease or mortgage agreements. Rental revenue included percentage rents of $1.8 million and $1.7 million for the nine months ended September 30, 2015 and 2014, respectively. Mortgage and other financing income included participating interest income of $1.5 million and $1.4 million for the nine months ended September 30, 2015 and 2014, respectively. Lease termination fees are recognized when the related leases are canceled and the Company has no obligation to provide services to such former tenants. Termination fees of $127 thousand and $123 thousand were recognized during the nine months ended September 30, 2015 and 2014, respectively.

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

Mortgage Notes and Other Notes Receivable
Mortgage notes and other notes receivable, including related accrued interest receivable, consist of loans originated by the Company and the related accrued and unpaid interest income as of the balance sheet date. Mortgage notes and other notes receivable are initially recorded at the amount advanced to the borrower and the Company defers certain loan origination and commitment fees, net of certain origination costs, and amortizes them over the term of the related loan. Interest income on performing loans is accrued as earned. The Company evaluates the collectability of both interest and principal of each of its loans to determine whether it is impaired. A loan is considered to be impaired when, based on current information and events, the Company determines that it is probable that it will be unable to collect all amounts due according to the existing contractual terms. An insignificant delay or shortfall in amounts of payments does not necessarily result in the loan being identified as impaired. When a loan is considered to be impaired, the amount of loss, if any, is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the loan’s effective interest rate or to the fair value of the Company’s interest in the underlying collateral, less costs to sell, if the loan is collateral dependent. For impaired loans, interest income is recognized on a cash basis, unless the Company determines based on the loan to estimated fair value ratio the loan should be on the cost recovery method, and any cash payments received would then be reflected as a reduction of principal. Interest income recognition is recommenced if and when the impaired loan becomes contractually current and performance is demonstrated to be resumed. During the nine months ended September 30, 2015 the Company wrote off $3.8 million of a previously impaired and fully reserved note receivable.

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

Concentrations of Risk
American Multi-Cinema, Inc. (AMC) is the lessee of a substantial portion (26%) of the megaplex theatre rental properties held by the Company at September 30, 2015 primarily as a result of a series of sale leaseback transactions pertaining to AMC megaplex theatres. A substantial portion of the Company’s total revenues (approximately $64.3 million or 21% and $65.5 million or 23%, for the nine months ended September 30, 2015 and 2014, respectively) result from the revenue from AMC under the leases, or from its parent, AMC Entertainment, Inc. (AMCE), as the guarantor of AMC’s obligations under the leases. AMCE is wholly owned by AMC Entertainment Holdings, Inc. (AMCEH). AMCEH is a publicly held company (NYSE: AMC) and its consolidated financial information is publicly available as www.sec.gov.

For the nine months ended September 30, 2015 and 2014, approximately $25.5 million or 8%, and $30.2 million or 11%, respectively, of total revenue was derived from the Company's four entertainment retail centers in Ontario, Canada. The Company's wholly owned subsidiaries that hold the four Canadian entertainment retail centers represent approximately $175.7 million or 9% and $200.4 million or 10% of the Company's net assets at September 30, 2015 and December 31, 2014, respectively.

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

Share-based compensation expense consists of share option expense, amortization of nonvested share grants, and amortization of share units issued to non-employee Trustees for payment of their annual retainers. Share-based compensation included in general and administrative expense in the accompanying consolidated statements of income totaled $6.2 million and $7.0 million for the nine months ended September 30, 2015 and 2014, respectively. Share-based compensation included in retirement severance expense in the accompanying consolidated statements of income totaled $6.4 million for the nine months ended September 30, 2015 and related to the retirement of the Company's former President and Chief Executive Officer.

Share Options
Share options are granted to employees pursuant to the Long-Term Incentive Plan. The fair value of share options granted is estimated at the date of grant using the Black-Scholes option pricing model. Share options granted to employees vest over a period of four years and share option expense for these options is recognized on a straight-line basis over the vesting period. Expense recognized related to share options and included in general and administrative expense in the accompanying consolidated statements of income was $830 thousand and $1.1 million for the nine months ended September 30, 2015 and 2014, respectively. Expense recognized related to share options and included in retirement severance expense in the accompanying consolidated statements of income was $1.4 million for the nine months ended September 30, 2015 and related to the retirement of the Company's former President and Chief Executive Officer.

Nonvested Shares Issued to Employees
The Company grants nonvested shares to employees pursuant to both the Annual Incentive Program and the Long-Term Incentive Plan. The Company amortizes the expense related to the nonvested shares awarded to employees under the Long-Term Incentive Plan and the premium awarded under the nonvested share alternative of the Annual Incentive Program on a straight-line basis over the future vesting period (three or four years). Expense recognized related to nonvested shares and included in general and administrative expense in the accompanying consolidated statements of income was $4.6 million and $5.1 million for the nine months ended September 30, 2015 and 2014, respectively. Expense related to nonvested shares and included in retirement severance expense in the accompanying consolidated statements of income was $5.0 million for the nine months ended September 30, 2015 and related to the retirement of the Company's former President and Chief Executive Officer.

Restricted Share Units Issued to Non-Employee Trustees
The Company issues restricted share units to non-employee Trustees for payment of their annual retainers. The fair value of the share units granted was based on the share price at the date of grant. The share units vest upon the earlier of the day preceding the next annual meeting of shareholders or a change of control. The settlement date for the shares is selected by the non-employee Trustee, and ranges from one year from the grant date to upon termination of service. This expense is amortized by the Company on a straight-line basis over the year of service by the non-employee Trustees. Total expense recognized related to shares issued to non-employee Trustees was $784 thousand and $797 thousand for the nine months ended September 30, 2015 and 2014, respectively.

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

The Company's policy is to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

3. Rental Properties

The following table summarizes the carrying amounts of rental properties as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Buildings and improvements	$2,751,714	$2,273,430
Furniture, fixtures & equipment	33,099	25,922
Land	666,015	617,842
	3,450,828	2,917,194
Accumulated depreciation	(511,949)	(465,660)
Total	$2,938,879	$2,451,534
Depreciation expense on rental properties was $62.0 million and $46.0 million for the nine months ended September 30, 2015 and 2014, respectively.

4. Investments and Dispositions

The Company's investment spending during the nine months ended September 30, 2015 totaled $509.5 million, and included investments in each of its four operating segments.

Entertainment investment spending during the nine months ended September 30, 2015 totaled $82.9 million, and was related primarily to investments in the development or redevelopment of seven megaplex theatres, two family entertainment centers and five entertainment retail centers, as well as the acquisition of three megaplex theatres located in Virginia, Illinois and Florida, each of which is subject to a long-term triple net lease or long-term mortgage agreement.

Education investment spending during the nine months ended September 30, 2015 totaled $219.8 million, and was related primarily to investments in the development or expansion of 27 public charter schools, four private schools, and 26 early childhood education centers, as well as the acquisition of two public charter schools, each of which is subject to a long-term triple net lease or long-term mortgage agreement.

Recreation investment spending during the nine months ended September 30, 2015 totaled $198.1 million, and was related primarily to build-to-suit construction of 15 Topgolf golf entertainment facilities, additional improvements at the Company's Kansas City, Kansas water-park, and Camelback Mountain Resort, as well as the acquisition of one ski resort located in Wintergreen, Virginia, each of which is subject to a long-term triple net lease or a long-term mortgage agreement.

On August 1, 2015, per the terms of the mortgage note agreement, the borrower for Camelback Mountain Resort exercised its option to convert the mortgage note agreement to a lease agreement. As a result, the Company recorded the carrying value of its investment into rental property, which approximated the fair value of the property on the conversion date. There was no gain or loss recognized on this transaction. The property is leased pursuant to a triple net lease with a 20-year term.

Other investment spending during the nine months ended September 30, 2015 totaled $8.7 million, and was related to the Adelaar casino and resort project in Sullivan County, New York.

On January 27, 2015, the Company completed the sale of a theatre located in Los Angeles, California for net proceeds of $42.7 million and recognized a gain on sale of $23.7 million during the six months ended June 30, 2015. In addition, during the nine months ended September 30, 2015, the Company sold a land parcel adjacent to one of its public charter school investments for net proceeds of $1.1 million and recognized a gain of $0.2 million and sold a land parcel adjacent to one of its megaplex theatre properties for net proceeds of $2.2 million and recognized a loss of $0.1 million.

5. Accounts Receivable, Net
The following table summarizes the carrying amounts of accounts receivable, net as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Receivable from tenants	$9,856	$6,705
Receivable from non-tenants	110	602
Straight-line rent receivable	49,294	41,529
Allowance for doubtful accounts	(3,254)	(1,554)
Total	$56,006	$47,282

6. Investment in a Direct Financing Lease

The Company’s investment in a direct financing lease relates to the Company’s master lease of 21 public charter school properties as of September 30, 2015 and 23 public charter school properties as of December 31, 2014, with affiliates of Imagine Schools, Inc. (Imagine). Investment in a direct financing lease, net represents estimated unguaranteed residual values of leased assets and net unpaid rentals, less related deferred income. The following table summarizes the carrying amounts of investment in a direct financing lease, net as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Total minimum lease payments receivable	$444,500	$487,275
Estimated unguaranteed residual value of leased assets	162,669	172,880
Less deferred income (1)	(417,140)	(460,823)
Investment in a direct financing lease, net	$190,029	$199,332

(1) Deferred income is net of $1.4 million and $1.5 million of initial direct costs at September 30, 2015 and December 31, 2014, respectively.

Additionally, the Company determined that no allowance for losses was necessary at September 30, 2015 and December 31, 2014.

On May 21, 2015, the Company completed the sale of one public charter school property located in Pennsylvania and previously leased to Imagine for net proceeds of $4.7 million. Accordingly, the Company reduced its net investment in a direct financing lease, net by $4.7 million which included $4.1 million in original acquisition costs. There was no gain or loss recognized on this sale.

On June 30, 2015, the Company terminated a portion of its master lease with Imagine related to one public charter school property located in Ohio. The property was subsequently leased to another operator pursuant to a long-term triple net lease agreement that is classified as an operating lease. There was no gain or loss recognized on this lease termination.

The Company’s direct financing lease has expiration dates ranging from approximately 17 to 20 years. Future minimum rentals receivable on this direct financing lease at September 30, 2015 are as follows (in thousands):

Amount
Year:
2015	$4,853
2016	19,787
2017	20,380
2018	20,992
2019	21,622
Thereafter	356,866
Total	$444,500

7. Debt and Capital Markets

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

The amendments to the unsecured revolving portion of the new credit facility, among other things, (i) increase the initial amount from $535.0 million to $650.0 million, (ii) extend the maturity date from July 23, 2017, to April 24, 2019 (with the Company having the same right as before to extend the loan for one additional year, subject to certain terms and conditions) and (iii) lower the interest rate and facility fee pricing based on a grid related to the Company's senior unsecured credit ratings which at closing was LIBOR plus 1.25% and 0.25%, respectively. In connection with the amendment, $243 thousand of deferred financing costs (net of accumulated amortization) were written off during the three months ended June 30, 2015. At September 30, 2015, the Company had $196.0 million outstanding under this portion of the facility.

The amendments to the unsecured term loan portion of the new facility, among other things, (i) increase the initial amount from $285.0 million to $350.0 million, (ii) extend the maturity date from July 23, 2018, to April 24, 2020 and (iii) lower the interest rate at all senior unsecured credit rating tiers which was LIBOR plus 1.40% at closing. On July 24, 2015, the Company borrowed the remaining $65.0 million available on the $350.0 million term loan portion of the facility, which was used to pay down a portion of the Company's unsecured revolving credit facility.

In addition, there is a $1.0 billion accordion feature on the combined unsecured revolving credit and term loan facility that increases the maximum borrowing amount available under the combined facility, subject to lender approval, from $1.0 billion to $2.0 billion.

On July 31, 2015, the Company prepaid in full a mortgage note payable of $4.8 million which was secured by one theatre property.

On August 6, 2015, the Company prepaid in full six mortgage notes payable totaling $61.5 million which were secured by six theatre properties.

During the three months ended September 30, 2015, the Company issued 1,862,582 common shares under its Direct Stock Purchase Plan (DSPP) for net proceeds of $99.4 million. Subsequent to September 30, 2015, the Company issued an additional 595,506 common shares under its DSPP for net proceeds of $31.7 million. These proceeds were used to pay down a portion of the Company's unsecured revolving credit facility.

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

Consolidated VIEs
As of September 30, 2015, the Company did not have any investments in consolidated VIEs.

Unconsolidated VIE
At September 30, 2015, the Company’s recorded investment in SVVI, a VIE that is unconsolidated, was $201.3 million. The Company’s maximum exposure to loss associated with SVVI is limited to the Company’s outstanding mortgage note and related accrued interest receivable of $201.3 million. While this entity is a VIE, the Company has determined that the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance is not held by the Company.

9. Derivative Instruments

All derivatives are recognized at fair value in the consolidated balance sheets within the line items "Other assets" and "Accounts payable and accrued liabilities" as applicable. The Company's derivatives are subject to a master netting arrangement and the Company has elected not to offset its derivative position for purposes of balance sheet presentation and disclosure. The Company had derivative liabilities of $8.6 million and $5.1 million recorded in “Accounts payable and accrued liabilities” and derivative assets of $38.5 million and $14.8 million recorded in “Other assets” in the consolidated balance sheet at September 30, 2015 and December 31, 2014, respectively. Had the Company elected to offset derivatives in the consolidated balance sheet pursuant to ASU 210-20-45, the Company would have had a net derivative asset of $29.9 million and $9.7 million (with no derivative liability) at September 30, 2015 and December 31, 2014, respectively.  The Company had not posted or received collateral with its derivative counterparties as of September 30, 2015 or December 31, 2014. See Note 10 for disclosures relating to the fair value of the derivative instruments as of September 30, 2015 and December 31, 2014.

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

On January 5, 2012, the Company entered into three interest rate swap agreements to fix the interest rate on a $240.0 million unsecured term loan facility. These agreements have a combined outstanding notional amount of $240.0 million, a termination date of January 5, 2016 and provide for a fixed rate on this debt of 2.51%. On September 6, 2013, the Company entered into three interest rate swap agreements to further fix the interest rate on $240.0 million of the unsecured term loan facility at 2.38% from January 5, 2016 to July 5, 2017.  On August 12, 2015 the Company entered into two interest rate swap agreements to fix the interest rate at 2.94% on an additional $60.0 million of the unsecured term loan facility from September 8, 2015 to July 5, 2017 and on $300.0 million of the unsecured term loan facility from July 6, 2017 to April 5, 2019.

The effective portion of changes in the fair value of interest rate derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (AOCI) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the nine months ended September 30, 2015 and 2014, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness on cash flow hedges was recognized during the nine months ended September 30, 2015 and 2014.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of September 30, 2015, the Company estimates that during the twelve months ending September 30, 2016, $4.6 million will be reclassified from AOCI to interest expense.

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

As of September 30, 2015, the Company had cross-currency swaps with a fixed original notional value of $100.0 million CAD and $98.1 million U.S. The net effect of these swaps is to lock in an exchange rate of $1.05 CAD per U.S. dollar on approximately $13.5 million of annual CAD denominated cash flows on the properties through June 2018.

The effective portion of changes in the fair value of foreign currency derivatives designated and that qualify as cash flow hedges of foreign exchange risk is recorded in AOCI and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative, as well as amounts excluded from the assessment of hedge effectiveness, is recognized directly in earnings. No hedge ineffectiveness on foreign currency derivatives was recognized for the nine months ended September 30, 2015 and 2014. As of September 30, 2015, the Company estimates that during the twelve months ending September 30, 2016, $2.8 million will be reclassified from AOCI to other income.

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

For foreign currency derivatives designated as net investment hedges, the effective portion of changes in the fair value of the derivatives are reported in AOCI as part of the cumulative translation adjustment. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness on net investment hedges was recognized for the nine months ended September 30, 2015 and 2014. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated.

Below is a summary of the effect of derivative instruments on the consolidated statements of changes in equity and income for the three and nine months ended September 30, 2015 and 2014.

Effect of Derivative Instruments on the Consolidated Statements of Changes in Equity and Income for the Three and Nine Months Ended September 30, 2015 and 2014 (Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
Description	2015	2014	2015	2014
Interest Rate Swaps
Amount of Loss Recognized in AOCI on Derivative (Effective Portion)	$(3,097)	$721	$(4,884)	$(1,337)
Amount of Expense Reclassified from AOCI into Earnings (Effective Portion) (1)	(490)	(462)	(1,375)	(1,371)
Cross Currency Swaps
Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	2,068	2,080	4,622	2,105
Amount of Income Reclassified from AOCI into Earnings (Effective Portion) (2)	662	169	1,691	430
Currency Forward Agreements
Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	10,719	6,827	20,732	5,876
Amount of Income Reclassified from AOCI into Earnings (Effective Portion) (2)	—	—	—	—
Total
Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	$9,690	$9,628	$20,470	$6,644
Amount of Income (Expense) Reclassified from AOCI into Earnings (Effective Portion)	172	(293)	316	(941)

(1)	Included in "Interest expense, net" in the accompanying consolidated statements of income for the three and nine months ended September 30, 2015 and 2014.

(2)	Included in "Other income" in the accompanying consolidated statements of income for the three and nine months ended September 30, 2015 and 2014.

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

As of September 30, 2015, the fair value of the Company’s derivatives in a liability position related to these agreements was $8.6 million. If the Company breached any of the contractual provisions of these derivative contracts, it would be required to settle its obligations under the agreements at their termination value of $8.8 million.

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

Although the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives also use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of September 30, 2015, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives and therefore, classified its derivatives as Level 2 within the fair value reporting hierarchy.

The table below presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 aggregated by the level in the fair value hierarchy within which those measurements are classified and by derivative type.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at September 30, 2015 and December 31, 2014 (Dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets (Liabilities) Balance at end of period
September 30, 2015
Cross-Currency Swaps*	$—	$7,521	$—	$7,521
Currency Forward Agreements*	$—	$30,960	$—	$30,960
Interest Rate Swap Agreements**	$—	$(8,605)	$—	$(8,605)
December 31, 2014:
Cross-Currency Swaps*	$—	$4,592	$—	$4,592
Currency Forward Agreements*	$—	$10,227	$—	$10,227
Interest Rate Swap Agreements**	$—	$(5,096)	$—	$(5,096)
*Included in "Other assets" in the accompanying consolidated balance sheet.
**Included in "Accounts payable and accrued liabilities" in the accompanying consolidated balance sheet.

Non-recurring fair value measurements
There were no assets or liabilities measured at fair value on a non-recurring basis during the nine months ended September 30, 2015 and 2014.

Fair Value of Financial Instruments
Management compares the carrying value to the estimated fair value of the Company’s financial instruments. The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instruments at September 30, 2015 and December 31, 2014:

Mortgage notes receivable and related accrued interest receivable:
The fair value of the Company’s mortgage notes and related accrued interest receivable is estimated by discounting the future cash flows of each instrument using current market rates. At September 30, 2015, the Company had a carrying value of $455.3 million in fixed rate mortgage notes receivable outstanding, including related accrued interest, with a weighted average interest rate of approximately 8.98%. The fixed rate mortgage notes bear interest at rates of 5.50% to 11.31%. Discounting the future cash flows for fixed rate mortgage notes receivable using rates of 8.50% to 11.31%, management estimates the fair value of the fixed rate mortgage notes receivable to be approximately $440.0 million with an estimated weighted average market rate of 10.12% at September 30, 2015.

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

Investment in a direct financing lease, net:
The fair value of the Company’s investment in a direct financing lease is estimated by discounting the future cash flows of the instrument using current market rates. At September 30, 2015 and December 31, 2014, the Company had an investment in a direct financing lease with a carrying value of $190.0 million and $199.3 million, respectively, and a weighted average effective interest rate of 11.99% for both periods. The investment in a direct financing lease bears interest at effective interest rates of 11.74% to 12.38%. The carrying value of the investment in a direct financing lease approximated the fair market value at September 30, 2015 and December 31, 2014.

Derivative instruments:
Derivative instruments are carried at their fair market value.

Debt instruments:
The fair value of the Company's debt is estimated by discounting the future cash flows of each instrument using current market rates. At September 30, 2015, the Company had a carrying value of $571.0 million in variable rate debt outstanding with a weighted average interest rate of approximately 1.47%. The carrying value of the variable rate debt outstanding approximated the fair market value at September 30, 2015.

At December 31, 2014, the Company had a carrying value of $372.0 million in variable rate debt outstanding with an average weighted interest rate of approximately 1.57%. The carrying value of the variable rate debt outstanding approximated the fair market value at December 31, 2014.

At September 30, 2015 and December 31, 2014, $300.0 million and $240.0 million, respectively of variable rate debt outstanding under the Company's unsecured term loan facility had been effectively converted to a fixed rate through April 5, 2019 by interest rate swap agreements.

At September 30, 2015, the Company had a carrying value of $1.47 billion in fixed rate long-term debt outstanding with a weighted average interest rate of approximately 5.66%. Discounting the future cash flows for fixed rate debt using rates of 2.76% to 4.96%, management estimates the fair value of the fixed rate debt to be approximately $1.58 billion with an estimated weighted average market rate of 4.31% at September 30, 2015.

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

11. Earnings Per Share

The following table summarizes the Company’s computation of basic and diluted earnings per share (EPS) for the three and nine months ended September 30, 2015 and 2014 (amounts in thousands except per share information):

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Income (numerator)	Shares (denominator)	Per Share Amount	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Income from continuing operations	$50,054			$141,583
Less: preferred dividend requirements	(5,951)			(17,855)
Income from continuing operations available to common shareholders	$44,103	58,083	$0.76	$123,728	57,468	$2.15
Income from discontinued operations available to common shareholders	$141	58,083	$—	$199	57,468	$—
Net income available to common shareholders	$44,244	58,083	$0.76	$123,927	57,468	$2.15
Diluted EPS:
Income from continuing operations available to common shareholders	$44,103	58,083		$123,728	57,468
Effect of dilutive securities:
Share options	—	195		—	231
Income from continuing operations available to common shareholders	$44,103	58,278	$0.76	$123,728	57,699	$2.15
Income from discontinued operations available to common shareholders	$141	58,278	$—	$199	57,699	$—
Net income available to common shareholders	$44,244	58,278	$0.76	$123,927	57,699	$2.15

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Income (numerator)	Shares (denominator)	Per Share Amount	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Income from continuing operations	$42,708			$123,613
Less: preferred dividend requirements	(5,952)			(17,856)
Income from continuing operations available to common shareholders	$36,756	53,792	$0.68	$105,757	53,268	$1.99
Income (loss) from discontinued operations available to common shareholders	$(3)	53,792	$—	$3,384	53,268	$0.06
Net income available to common shareholders	$36,753	53,792	$0.68	$109,141	53,268	$2.05
Diluted EPS:
Income from continuing operations available to common shareholders	$36,756	53,792		$105,757	53,268
Effect of dilutive securities:
Share options	—	209		—	194
Income from continuing operations available to common shareholders	$36,756	54,001	$0.68	$105,757	53,462	$1.98
Income (loss) from discontinued operations available to common shareholders	$(3)	54,001	$—	$3,384	53,462	$0.06
Net income available to common shareholders	$36,753	54,001	$0.68	$109,141	53,462	$2.04

The additional 2.0 million common shares that would result from the conversion of the Company’s 5.75% Series C cumulative convertible preferred shares and the additional 1.6 million common shares that would result from the conversion of the Company’s 9.0% Series E cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2015 and 2014 because the effect is anti-dilutive.

The dilutive effect of potential common shares from the exercise of share options is included in diluted earnings per share for the three and nine months ended September 30, 2015 and 2014. For the three months ended September 30, 2015 and 2014, options to purchase 323 thousand and 279 thousand shares of common shares, respectively, at per share prices ranging from $46.86 to $65.50 and $46.86 to $65.50, respectively, were not included in the computation of diluted earnings per share because the options were anti-dilutive. For the nine months ended September 30, 2015 and 2014, options to purchase 315 thousand and 378 thousand shares of common shares, respectively, at per share prices ranging from $51.64 to $65.50 and $45.20 to $65.50, respectively, were not included in the computation of diluted earnings per share because the options were anti-dilutive.

12. Chief Executive Officer Retirement

On February 24, 2015, the Company announced that David Brain, its then President and Chief Executive Officer, was retiring from the Company. In connection with his retirement, Mr. Brain and the Company entered into a Retirement Agreement pursuant to which he agreed to retire on March 31, 2015 in consideration for certain retirement severance benefits substantially equal to those benefits that would be payable to him under his employment agreement if he were terminated without cause. As a result, the Company recorded retirement severance expense (including share-based compensation costs) during the nine months ended September 30, 2015 of $18.6 million. Retirement severance expense includes a cash payment of $11.8 million, $5.0 million for the accelerated vesting of 113,900 nonvested shares, $1.4 million for the accelerated vesting of 101,640 share options and $0.4 million of related taxes and other expenses.

13. Equity Incentive Plan

All grants of common shares and options to purchase common shares are issued under the Company's 2007 Equity Incentive Plan and an aggregate of 3,650,000 common shares, options to purchase common shares and restricted share units, subject to adjustment in the event of certain capital events, may be granted. At September 30, 2015, there were 1,066,138 shares available for grant under the 2007 Equity Incentive Plan.

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

	Number of shares	Option price per share			Weighted avg. exercise price
Outstanding at December 31, 2014	950,214	$18.18	—	$65.50	$42.48
Exercised	(438,236)	18.18	—	61.53	37.12
Granted	121,546	61.79	—	61.79	61.79
Forfeited	(79,055)	45.20	—	65.50	63.88
Outstanding at September 30, 2015	554,469	$19.02	—	$65.50	$47.90
The weighted average fair value of options granted was $16.35 and $13.87 during the nine months ended September 30, 2015 and 2014, respectively. The intrinsic value of stock options exercised was $6.7 million and $0.3 million for the nine months ended September 30, 2015 and 2014, respectively. Additionally, the Company repurchased 371,343 shares into treasury shares in conjunction with the stock options exercised during the nine months ended September 30, 2015 with a total value of $19.5 million. At September 30, 2015, stock-option expense to be recognized in future periods was $2.2 million.

The expense related to share options included in the determination of net income for the nine months ended September 30, 2015 and 2014 was $2.2 million (including $1.4 million included in retirement severance expense in the accompanying consolidated statements of income) and $1.1 million, respectively. The following assumptions were used in applying the Black-Scholes option pricing model at the grant dates for the nine months ended September 30, 2015 and 2014, respectively: risk-free interest rate of 1.9% and 2.2%, dividend yield of 5.9% and 6.4%, volatility factors in the expected market price of the Company’s common shares of 48.0% and 50.3%, 0.78% and 0.28% expected forfeiture rate and an expected life of approximately six years for both periods. The Company uses historical data to estimate the expected life of the option and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Additionally, expected volatility is computed based on the average historical volatility of the Company’s publicly traded shares.

The following table summarizes outstanding options at September 30, 2015:

Exercise price range	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)
$ 19.02 - 19.99	61,097	3.6
20.00 - 29.99	—	—
30.00 - 39.99	12,196	4.4
40.00 - 49.99	235,593	4.6
50.00 - 59.99	111,917	7.8
60.00 - 65.50	133,666	6.7
	554,469	5.6	$47.90	$3,557
The following table summarizes exercisable options at September 30, 2015:

Exercise price range	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)
$ 19.02 - 19.99	61,097	3.6
20.00 - 29.99	—	—
30.00 - 39.99	12,196	4.4
40.00 - 49.99	192,222	4.1
50.00 - 59.99	32,518	6.9
60.00 - 65.50	45,310	1.3
	343,343	3.9	$43.54	$3,347

Nonvested Shares
A summary of the Company’s nonvested share activity and related information is as follows:

	Number of shares	Weighted avg. grant date fair value	Weighted avg. life remaining
Outstanding at December 31, 2014	468,451	$49.29
Granted	218,285	60.69
Vested	(295,487)	50.37
Forfeited	(808)	54.69
Outstanding at September 30, 2015	390,441	$54.84	1.13
The holders of nonvested shares have voting rights and receive dividends from the date of grant. These shares vest ratably over a period of three to four years. The fair value of the nonvested shares that vested was $17.1 million (including $6.7 million in retirement severance expense in the accompanying consolidated statements of income) and $7.3 million for the nine months ended September 30, 2015 and 2014, respectively. At September 30, 2015, unamortized share-based compensation expense related to nonvested shares was $13.7 million.

Restricted Share Units
A summary of the Company’s restricted share unit activity and related information is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Life Remaining
Outstanding at December 31, 2014	19,685	$53.55
Granted	18,036	57.57
Vested	(19,685)	53.55
Outstanding at September 30, 2015	18,036	$57.57	0.62

The holders of restricted share units receive dividend equivalents from the date of grant. The share units vest upon the earlier of the day preceding the next annual meeting of shareholders or a change of control. The settlement date for the shares is selected by the non-employee Trustee, and ranges from one year from the grant date to upon termination of service. At September 30, 2015, unamortized share-based compensation expense related to restricted share units was $606 thousand.

14. Discontinued Operations

Included in discontinued operations for the three and nine months ended September 30, 2015 and 2014 were certain post closing items related to the Toronto Dundas Square property. Also included in discontinued operations for the nine months ended September 30, 2014 is the reversal of a liability that was established with the March 4, 2010 acquisition of Toronto Dundas Square. This liability was reversed as the related payment is not expected to occur.

The operating results relating to discontinued operations are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Rental revenue	$—	$—	$—	$3
Tenant reimbursements	—	—	68	—
Other income	172	—	172	—
Total revenue	172	—	240	3
Property operating expense	2	3	12	13
Other expense (benefit)	—	—	—	(18)
Transaction costs (benefit)	—	—	—	(3,376)
Income (loss) before income taxes	170	(3)	228	3,384
Income tax expense	29	—	29	—
Net income (loss)	$141	$(3)	$199	$3,384

15. Other Commitments and Contingencies

As of September 30, 2015, the Company had an aggregate of approximately $259.7 million of commitments to fund development projects including eight entertainment development projects for which it had commitments to fund approximately $23.5 million, 27 education development projects for which it had commitments to fund approximately $205.6 million and three recreation development projects for which it had commitments to fund approximately $30.6 million. Development costs are advanced by the Company in periodic draws. If the Company determines that construction is not being completed in accordance with the terms of the development agreement, it can discontinue funding construction draws. The Company has agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

The Company has certain commitments related to its mortgage note investments that it may be required to fund in the future. The Company is generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of September 30, 2015, the Company had four mortgage notes receivable with commitments totaling approximately $43.8 million. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

The Company has provided guarantees of the payment of certain economic development revenue bonds totaling $22.9 million related to two theatres in Louisiana for which the Company earns a fee at annual rates of 2.88% to 4.00% over the 30-year terms of the related bonds. The Company recorded $9.7 million as a deferred asset included in other assets and $9.7 million included in other liabilities in the accompanying consolidated balance sheet as of September 30, 2015 related to these guarantees. No amounts have been accrued as a loss contingency related to these guarantees because payment by the Company is not probable.

On June 7, 2011, affiliates of Louis Cappelli, Concord Associates, L.P., Concord Resort, LLC and Concord Kiamesha LLC (the “Cappelli Group”), filed a complaint with the Supreme Court of the State of New York, County of Sullivan, against two subsidiaries of the Company seeking (i) a declaratory judgment concerning the Company's obligations under a previously disclosed settlement agreement involving these entities, (ii) an order that the Company execute the golf course lease and the “Racino Parcel” lease subject to the settlement agreement, and (iii) an extension of the restrictive covenant against ownership or operation of a casino on the Concord resort property under the settlement agreement (the “Restrictive Covenant”), which covenant was set to expire on December 31, 2011. The Company filed counterclaims seeking related relief. The Cappelli Group subsequently obtained leave to discontinue its claims, but the counterclaims remained pending. On June 30, 2014, the Court (i) denied the Cappelli Group’s motion to dismiss the counterclaims, (ii) granted the Company's motion for summary judgment finding that the Cappelli Group missed the December 31, 2011 deadline to fully execute a master credit agreement which was a condition to the Company’s obligation to continue its joint development activities with the Cappelli Group under the settlement agreement, (iii) granted the Company’s motion for summary judgment finding that the Restrictive Covenant had expired, and (iv) granted the Company’s motion for declaratory relief declaring the Company as master developer of the Concord resort property. The Cappelli Group perfected its appeal of the summary judgment decision in the Appellate Division, Third Department on December 30, 2014. On July 30, 2015, the Appellate Division, Third Department affirmed the lower court’s decision granting summary judgment in favor of the Company. On August 27, 2015, the Cappelli Group filed a motion in the Appellate Division for leave to appeal to the Court of Appeals. The Company has filed a brief in opposition to the Cappelli Group’s motion. If the Appellate Division denies the relief requested by the Cappelli Group, they will then have 30 days to move in the Court of Appeals for leave to appeal.
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

16. Segment Information

The Company groups investments into four reportable operating segments: Entertainment, Education, Recreation and Other. The financial information summarized below is presented by reportable operating segment:

Balance Sheet Data:
	As of September 30, 2015
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Total Assets	$2,004,372	$973,216	$910,798	$228,262	$84,457	$4,201,105

	As of December 31, 2014
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Total Assets	$2,017,543	$734,512	$696,931	$206,795	$46,267	$3,702,048

Operating Data:
	Three Months Ended September 30, 2015
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Rental revenue	$59,637	$13,990	$12,079	$—	$—	$85,706
Tenant reimbursements	3,718	—	—	—	—	3,718
Other income	1	—	—	55	662	718
Mortgage and other financing income	1,782	7,479	8,835	97	—	18,193
Total revenue	65,138	21,469	20,914	152	662	108,335

Property operating expense	5,413	—	—	83	—	5,496
Other expense	—	—	—	221	—	221
Total investment expenses	5,413	—	—	304	—	5,717
Net operating income - before unallocated items	59,725	21,469	20,914	(152)	662	102,618

Reconciliation to Consolidated Statements of Income:
General and administrative expense						(7,482)
Costs associated with loan refinancing or payoff						(18)
Interest expense, net						(20,529)
Transaction costs						(783)
Depreciation and amortization						(23,498)
Equity in income from joint ventures						339
Loss on sale of real estate						(95)
Income tax expense						(498)
Discontinued operations:
Income from discontinued operations						141
Net income attributable to EPR Properties						50,195
Preferred dividend requirements						(5,951)
Net income available to common shareholders of EPR Properties						$44,244

	Three Months Ended September 30, 2014
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Rental revenue	$60,616	$7,490	$6,069	$235	$—	$74,410
Tenant reimbursements	4,486	—	—	—	—	4,486
Other income	5	—	—	191	149	345
Mortgage and other financing income	1,789	7,561	10,050	97	—	19,497
Total revenue	66,896	15,051	16,119	523	149	98,738

Property operating expense	5,759	—	—	189	—	5,948
Other expense	—	—	—	248	—	248
Total investment expenses	5,759	—	—	437	—	6,196
Net operating income - before unallocated items	61,137	15,051	16,119	86	149	92,542

Reconciliation to Consolidated Statements of Income:
General and administrative expense						(6,719)
Interest expense, net						(20,801)
Transaction costs						(369)
Provision for loan loss						(3,777)
Depreciation and amortization						(17,421)
Equity in income from joint ventures						300
Income tax expense						(1,047)
Discontinued operations:
Loss from discontinued operations						(3)
Net income attributable to EPR Properties						42,705
Preferred dividend requirements						(5,952)
Net income available to common shareholders of EPR Properties						$36,753

	Nine Months Ended September 30, 2015
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Rental revenue	$179,407	$34,887	$26,012	$—	$—	$240,306
Tenant reimbursements	12,009	—	—	(23)	—	11,986
Other income	504	—	—	118	1,794	2,416
Mortgage and other financing income	5,346	23,056	25,629	290	—	54,321
Total revenue	197,266	57,943	51,641	385	1,794	309,029

Property operating expense	17,399	—	—	224	—	17,623
Other expense	—	—	—	533	—	533
Total investment expenses	17,399	—	—	757	—	18,156
Net operating income - before unallocated items	179,867	57,943	51,641	(372)	1,794	290,873

Reconciliation to Consolidated Statements of Income:
General and administrative expense						(22,920)
Retirement severance expense						(18,578)
Costs associated with loan refinancing or payoff						(261)
Interest expense, net						(59,123)
Transaction costs						(6,818)
Depreciation and amortization						(64,702)
Equity in income from joint ventures						701
Gain on sale of real estate						23,829
Income tax expense						(1,418)
Discontinued operations:
Income from discontinued operations						199
Net income attributable to EPR Properties						141,782
Preferred dividend requirements						(17,855)
Net income available to common shareholders of EPR Properties						$123,927

	Nine Months Ended September 30, 2014
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Rental revenue	$176,940	$18,486	$14,528	$805	$—	$210,759
Tenant reimbursements	13,355	—	—	—	—	13,355
Other income (loss)	(7)	—	—	284	429	706
Mortgage and other financing income	5,279	23,779	26,212	291	—	55,561
Total revenue	195,567	42,265	40,740	1,380	429	280,381

Property operating expense	17,413	—	—	523	—	17,936
Other expense	—	—	—	566	—	566
Total investment expenses	17,413	—	—	1,089	—	18,502
Net operating income - before unallocated items	178,154	42,265	40,740	291	429	261,879

Reconciliation to Consolidated Statements of Income:
General and administrative expense						(21,260)
Interest expense, net						(61,254)
Transaction costs						(1,321)
Provision for loan loss						(3,777)
Depreciation and amortization						(48,750)
Equity in income from joint ventures						878
Gain on sale of real estate						330
Gain on sale of investment in a direct financing lease						220
Income tax expense						(3,332)
Discontinued operations:
Income from discontinued operations						8
Transaction (costs) benefit						3,376
Net income attributable to EPR Properties						126,997
Preferred dividend requirements						(17,856)
Net income available to common shareholders of EPR Properties						$109,141

17. Condensed Consolidating Financial Statements

A portion of the Company's subsidiaries have guaranteed the Company’s indebtedness under the Company's unsecured senior notes and combined unsecured revolving credit and term loan facility. The guarantees are joint and several, full and unconditional and subject to customary release provisions. The following summarizes the Company’s condensed consolidating information as of September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014 (in thousands):
Condensed Consolidating Balance Sheet As of September 30, 2015

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets
Rental properties, net	$—	$2,394,449	$544,430	$—	$2,938,879
Land held for development	—	2,274	28,227	—	30,501
Property under development	5	166,431	208,097	—	374,533
Mortgage notes and related accrued interest receivable	—	435,024	20,306	—	455,330
Investment in a direct financing lease, net	—	190,029	—	—	190,029
Investment in joint ventures	—	—	6,439	—	6,439
Cash and cash equivalents	11,378	719	2,517	—	14,614
Restricted cash	1,277	18,752	1,920	—	21,949
Deferred financing costs, net	23,986	—	275	—	24,261
Accounts receivable, net	183	44,347	11,476	—	56,006
Intercompany notes receivable	—	175,757	—	(175,757)	—
Investments in subsidiaries	3,718,967	—	—	(3,718,967)	—
Other assets	18,988	11,303	58,273	—	88,564
Total assets	$3,774,784	$3,439,085	$881,960	$(3,894,724)	$4,201,105
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$41,243	$52,579	$4,914	$—	$98,736
Dividends payable	23,847	—	—	—	23,847
Unearned rents and interest	—	44,077	7,919	—	51,996
Intercompany notes payable	—	—	175,757	(175,757)	—
Debt	1,721,000	—	316,455	—	2,037,455
Total liabilities	1,786,090	96,656	505,045	(175,757)	2,212,034
EPR Properties shareholders’ equity	1,988,694	3,342,429	376,538	(3,718,967)	1,988,694
Noncontrolling interests	—	—	377	—	377
Total equity	$1,988,694	$3,342,429	$376,915	$(3,718,967)	$1,989,071
Total liabilities and equity	$3,774,784	$3,439,085	$881,960	$(3,894,724)	$4,201,105

Condensed Consolidating Balance Sheet As of December 31, 2014

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets
Rental properties, net	$—	$1,872,053	$579,481	$—	$2,451,534
Land held for development	—	—	206,001	—	206,001
Property under development	—	175,439	6,359	—	181,798
Mortgage notes and related accrued interest receivable	—	412,625	95,330	—	507,955
Investment in a direct financing lease, net	—	199,332	—	—	199,332
Investment in joint ventures	—	—	5,738	—	5,738
Cash and cash equivalents	(1,234)	1,487	3,083	—	3,336
Restricted cash	1,000	10,466	1,606	—	13,072
Deferred financing costs, net	15,224	4,199	486	—	19,909
Accounts receivable, net	90	34,414	12,778	—	47,282
Intercompany notes receivable	—	—	175,757	(175,757)	—
Investments in subsidiaries	3,115,572	—	—	(3,115,572)	—
Other assets	21,272	9,151	35,668	—	66,091
Total assets	$3,151,924	$2,719,166	$1,122,287	$(3,291,329)	$3,702,048
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$42,829	$32,613	$6,738	$—	$82,180
Dividends payable	22,233	—	—	—	22,233
Unearned rents and interest	750	20,295	4,578	—	25,623
Intercompany notes payable	—	—	175,757	(175,757)	—
Debt	1,160,000	160,310	325,213	—	1,645,523
Total liabilities	1,225,812	213,218	512,286	(175,757)	1,775,559
EPR Properties shareholders’ equity	1,926,112	2,505,948	609,624	(3,115,572)	1,926,112
Noncontrolling interests	—	—	377	—	377
Total equity	$1,926,112	$2,505,948	$610,001	$(3,115,572)	$1,926,489
Total liabilities and equity	$3,151,924	$2,719,166	$1,122,287	$(3,291,329)	$3,702,048

Condensed Consolidating Statement of Income Three Months Ended September 30, 2015

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantors Subsidiaries	Consolidated Elimination	Consolidated
Rental revenue	$—	$67,640	$18,066	$—	$85,706
Tenant reimbursements	—	1,254	2,464	—	3,718
Other income	—	1	717	—	718
Mortgage and other financing income	212	16,558	1,423	—	18,193
Intercompany fee income	665	—	—	(665)	—
Interest income on intercompany notes receivable	—	2,390	—	(2,390)	—
Total revenue	877	87,843	22,670	(3,055)	108,335
Equity in subsidiaries’ earnings	71,740	—	—	(71,740)	—
Property operating expense	—	2,694	2,802	—	5,496
Intercompany fee expense	—	—	665	(665)	—
Other expense	—	—	221	—	221
General and administrative expense	—	5,910	1,572	—	7,482
Costs associated with loan refinancing or payoff	—	18	—	—	18
Interest expense, net	20,843	(2,227)	1,913	—	20,529
Interest expense on intercompany notes payable	—	—	2,390	(2,390)	—
Transaction costs	746	—	37	—	783
Depreciation and amortization	422	19,151	3,925	—	23,498
Income before equity in income from joint ventures and other items	50,606	62,297	9,145	(71,740)	50,308
Equity in income from joint ventures	—	—	339	—	339
Loss on sale of real estate	—	(95)	—	—	(95)
Income before income taxes	50,606	62,202	9,484	(71,740)	50,552
Income tax expense	411	—	87	—	498
Income from continuing operations	50,195	62,202	9,397	(71,740)	50,054
Discontinued operations:
Income from discontinued operations	—	141	—	—	141
Net income attributable to EPR Properties	50,195	62,343	9,397	(71,740)	50,195
Preferred dividend requirements	(5,951)	—	—	—	(5,951)
Net income available to common shareholders of EPR Properties	$44,244	$62,343	$9,397	$(71,740)	$44,244
Comprehensive income attributable to EPR Properties	$47,315	$62,340	$9,299	$(71,639)	$47,315

Condensed Consolidating Statement of Income Three Months Ended September 30, 2014

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Rental revenue	$—	$54,798	$19,612	$—	$74,410
Tenant reimbursements	—	1,405	3,081	—	4,486
Other income	—	—	345	—	345
Mortgage and other financing income	187	17,539	1,771	—	19,497
Intercompany fee income	788	—	—	(788)	—
Interest income on intercompany notes receivable	—	—	5,961	(5,961)	—
Total revenue	975	73,742	30,770	(6,749)	98,738
Equity in subsidiaries’ earnings	58,203	—	—	(58,203)	—
Property operating expense	—	2,618	3,330	—	5,948
Intercompany fee expense	—	—	788	(788)	—
Other expense	—	—	248	—	248
General and administrative expense	—	4,726	1,993	—	6,719
Interest expense, net	15,787	838	4,176	—	20,801
Interest expense on intercompany notes payable	—	—	5,961	(5,961)	—
Transaction costs	292	—	77	—	369
Provision for loan loss	—	—	3,777	—	3,777
Depreciation and amortization	274	12,541	4,606	—	17,421
Income before equity in income from joint ventures and other items	42,825	53,019	5,814	(58,203)	43,455
Equity in income from joint ventures	—	—	300	—	300
Income before income taxes	42,825	53,019	6,114	(58,203)	43,755
Income tax expense	120	—	927	—	1,047
Income from continuing operations	42,705	53,019	5,187	(58,203)	42,708
Discontinued operations:
Loss from discontinued operations	—	(3)	—	—	(3)
Net income attributable to EPR Properties	42,705	53,016	5,187	(58,203)	42,705
Preferred dividend requirements	(5,952)	—	—	—	(5,952)
Net income available to common shareholders of EPR Properties	$36,753	$53,016	$5,187	$(58,203)	$36,753
Comprehensive income attributable to EPR Properties	$42,036	$53,016	$3,336	$(56,352)	$42,036

Condensed Consolidating Statement of Income Nine Months Ended September 30, 2015

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantors Subsidiaries	Consolidated Elimination	Consolidated
Rental revenue	$—	$184,790	$55,516	$—	$240,306
Tenant reimbursements	—	3,928	8,058	—	11,986
Other income	—	3	2,413	—	2,416
Mortgage and other financing income	636	46,862	6,823	—	54,321
Intercompany fee income	2,062	—	—	(2,062)	—
Interest income on intercompany notes receivable	111	7,339	—	(7,450)	—
Total revenue	2,809	242,922	72,810	(9,512)	309,029
Equity in subsidiaries’ earnings	224,052	—	—	(224,052)	—
Property operating expense	—	8,612	9,011	—	17,623
Intercompany fee expense	—	—	2,062	(2,062)	—
Other expense	—	—	533	—	533
General and administrative expense	—	17,554	5,366	—	22,920
Retirement severance expense	18,578	—	—	—	18,578
Costs associated with loan refinancing or payoff	243	18	—	—	261
Interest expense, net	57,027	(3,608)	5,704	—	59,123
Interest expense on intercompany notes payable	—	—	7,450	(7,450)	—
Transaction costs	6,482	—	336	—	6,818
Depreciation and amortization	1,200	51,544	11,958	—	64,702
Income before equity in income from joint ventures and other items	143,331	168,802	30,390	(224,052)	118,471
Equity in income from joint ventures	—	—	701	—	701
Gain on sale of real estate	—	23,653	176	—	23,829
Income before income taxes	143,331	192,455	31,267	(224,052)	143,001
Income tax expense (benefit)	1,549	—	(131)	—	1,418
Income from continuing operations	141,782	192,455	31,398	(224,052)	141,583
Discontinued operations:
Income from discontinued operations	—	199	—	—	199
Net income attributable to EPR Properties	141,782	192,654	31,398	(224,052)	141,782
Preferred dividend requirements	(17,855)	—	—	—	(17,855)
Net income available to common shareholders of EPR Properties	$123,927	$192,654	$31,398	$(224,052)	$123,927
Comprehensive income attributable to EPR Properties	$134,626	$192,603	$27,973	$(220,576)	$134,626

Condensed Consolidating Statement of Income Nine Months Ended September 30, 2014

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantors Subsidiaries	Consolidated Elimination	Consolidated
Rental revenue	$—	$155,279	$55,480	$—	$210,759
Tenant reimbursements	—	3,958	9,397	—	13,355
Other income	—	1	705	—	706
Mortgage and other financing income	562	50,622	4,377	—	55,561
Intercompany fee income	2,366	—	—	(2,366)	—
Interest income on intercompany notes receivable	—	—	19,067	(19,067)	—
Total revenue	2,928	209,860	89,026	(21,433)	280,381
Equity in subsidiaries’ earnings	172,970	—	—	(172,970)	—
Property operating expense	(1)	7,701	10,236	—	17,936
Intercompany fee expense	—	—	2,366	(2,366)	—
Other expense	—	—	566	—	566
General and administrative expense	—	14,842	6,418	—	21,260
Interest expense, net	47,222	2,686	11,346	—	61,254
Interest expense on intercompany notes payable	—	—	19,067	(19,067)	—
Transaction costs	483	—	838	—	1,321
Provision for loan loss	—	—	3,777	—	3,777
Depreciation and amortization	823	35,386	12,541	—	48,750
Income before equity in income from joint ventures and other items	127,371	149,245	21,871	(172,970)	125,517
Equity in income from joint ventures	—	—	878	—	878
Gain on sale of land	—	—	330	—	330
Gain on sale of investment in a direct financing lease	—	220	—	—	220
Income before income taxes	127,371	149,465	23,079	(172,970)	126,945
Income tax expense	374	—	2,958	—	3,332
Income from continuing operations	126,997	149,465	20,121	(172,970)	123,613
Discontinued operations:
Income (loss) from discontinued operations	—	(10)	18	—	8
Transaction costs (benefit)	—	3,376	—	—	3,376
Net income attributable to EPR Properties	126,997	152,831	20,139	(172,970)	126,997
Preferred dividend requirements	(17,856)	—	—	—	(17,856)
Net income available to common shareholders of EPR Properties	$109,141	$152,831	$20,139	$(172,970)	$109,141
Comprehensive income attributable to EPR Properties	$123,361	$152,974	$16,326	$(169,300)	$123,361

Condensed Consolidating Statement of Cash Flows Nine Months Ended September 30, 2015

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Intercompany fee income (expense)	$2,062	$—	$(2,062)	$—
Interest income (expense) on intercompany receivable/payable	111	7,339	(7,450)	—
Net cash provided (used) by other operating activities	(83,543)	217,884	49,967	184,308
Net cash provided (used) by operating activities of continuing operations	(81,370)	225,223	40,455	184,308
Net cash provided by operating activities of discontinued operations	—	514	—	514
Net cash provided (used) by operating activities	(81,370)	225,737	40,455	184,822
Investing activities:
Acquisition of rental properties and other assets	(392)	(135,627)	(10)	(136,029)
Proceeds from sale of real estate	—	44,911	1,081	45,992
Investment in mortgage notes receivable	—	(18,073)	(44,863)	(62,936)
Proceeds from mortgage note receivable paydown	—	975	—	975
Proceeds from sale of investments in a direct financing lease, net	—	4,741	—	4,741
Additions to property under development	(5)	(300,270)	(24,584)	(324,859)
Advances to subsidiaries, net	(374,011)	337,166	36,845	—
Net cash used by investing activities	(374,408)	(66,177)	(31,531)	(472,116)
Financing activities:
Proceeds from long-term debt facilities	648,914	155,000	—	803,914
Principal payments on long-term debt	(89,000)	(315,310)	(8,759)	(413,069)
Deferred financing fees paid	(6,944)	(6)	(2)	(6,952)
Net proceeds from issuance of common shares	99,760	—	—	99,760
Impact of stock option exercises, net	(3,192)	—	—	(3,192)
Purchase of common shares for treasury	(8,222)	—	—	(8,222)
Dividends paid to shareholders	(172,926)	—	—	(172,926)
Net cash provided (used) by financing activities	468,390	(160,316)	(8,761)	299,313
Effect of exchange rate changes on cash	—	(12)	(729)	(741)
Net increase (decrease) in cash and cash equivalents	12,612	(768)	(566)	11,278
Cash and cash equivalents at beginning of the period	(1,234)	1,487	3,083	3,336
Cash and cash equivalents at end of the period	$11,378	$719	$2,517	$14,614

Condensed Consolidating Statement of Cash Flows Nine Months Ended September 30, 2014

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Intercompany fee income (expense)	$2,366	$—	$(2,366)	$—
Interest income (expense) on intercompany receivable/payable	—	—	—	—
Net cash provided (used) by other operating activities	(59,343)	180,072	47,370	168,099
Net cash provided (used) by operating activities of continuing operations	(56,977)	180,072	45,004	168,099
Net cash provided by operating activities of discontinued operations	—	41	68	109
Net cash provided (used) by operating activities	(56,977)	180,113	45,072	168,208
Investing activities:
Acquisition of rental properties and other assets	(283)	(30,288)	(25,814)	(56,385)
Proceeds from sale of real estate	—	—	3,647	3,647
Proceeds from settlement of derivative	—	—	5,725	5,725
Investment in mortgage note receivable	—	(21,808)	(36,114)	(57,922)
Proceeds from mortgage note receivable paydown	—	317	—	317
Investment in promissory notes receivable	—	(721)	(3,666)	(4,387)
Proceeds from sale of investments in a direct financing lease, net	—	46,092	—	46,092
Additions to property under development	(821)	(246,066)	(9,641)	(256,528)
Advances to subsidiaries, net	(70,690)	40,165	30,525	—
Net cash used by investing activities	(71,794)	(212,309)	(35,338)	(319,441)
Financing activities:
Proceeds from long-term debt facilities	20,000	245,000	—	265,000
Principal payments on long-term debt	—	(213,431)	(7,135)	(220,566)
Deferred financing fees paid	(335)	(275)	(198)	(808)
Net proceeds from issuance of common shares	264,008	—	—	264,008
Impact of stock option exercises, net	(27)	—	—	(27)
Purchase of common shares for treasury	(2,892)	—	—	(2,892)
Dividends paid to shareholders	(152,874)	—	—	(152,874)
Net cash provided (used) by financing activities	127,880	31,294	(7,333)	151,841
Effect of exchange rate changes on cash	—	47	(227)	(180)
Net increase (decrease) in cash and cash equivalents	(891)	(855)	2,174	428
Cash and cash equivalents at beginning of the period	449	2,727	4,782	7,958
Cash and cash equivalents at end of the period	$(442)	$1,872	$6,956	$8,386

18. Subsequent Events

On October 13, 2015, the Company received a partial pay-down of $45.0 million on two of its mortgage notes receivable related to Schlitterbahn waterparks. Per the terms of the mortgage notes receivable, half of this amount pays back advances plus accrued interest and the other half, or approximately $22.5 million, further reduces the note balance but has no impact on the interest income the Company was previously receiving. The proceeds from the mortgage notes receivable partial pay-down were used to further reduce the balance outstanding on the Company's unsecured revolving credit facility.

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

As of September 30, 2015, our total assets were approximately $4.2 billion (after accumulated depreciation of approximately $0.5 billion) which included investments in each of our four operating segments with properties located in 39 states, the District of Columbia and Ontario, Canada.

•
Our Entertainment segment included investments in 129 megaplex theatre properties, nine entertainment retail centers (which include eight additional megaplex theatre properties and one live performance venue) and six family entertainment centers. Our portfolio of owned entertainment properties consisted of 11.8 million square feet and was 98% leased, including megaplex theatres that were 100% leased. At September 30, 2015, there were four development or redevelopment projects under construction.

•
Our Education segment included investments in 70 public charter school properties, three private schools and 13 early education centers. Our portfolio of owned education properties consisted of 4.2 million square feet and was 100% leased. At September 30, 2015, there were 26 development or redevelopment projects under construction.

•
Our Recreation segment included investments in 10 metro ski parks, five waterparks and 17 golf entertainment complexes. Our portfolio of owned recreation properties was 100% leased. At September 30, 2015, there were four development projects under construction.

•
Our Other segment consisted primarily of the property under development and land held for development related to the Adelaar casino and resort project in Sullivan County, New York, including infrastructure, which is expected to be sold in conjunction with the issuance of IDA bonds.

The combined owned portfolio consisted of 18.0 million square feet and was 99% leased. As of September 30, 2015, we had a total of approximately $374.5 million invested in property under development, including $199.0 million related to the Adelaar casino and resort project in Sullivan County, New York. Infrastructure costs included in property under development for the Adelaar casino and resort project of $22.7 million are expected to be recovered when the infrastructure is sold in conjunction with the issuance of IDA bonds.

Our total investments were approximately $4.5 billion at September 30, 2015. Total investments is defined herein as the sum of the carrying values of rental properties and rental properties held for sale (before accumulated depreciation), land held for development, property under development, mortgage notes receivable (including related accrued interest receivable), net, investment in a direct financing lease, net, investment in joint ventures, intangible assets (before accumulated amortization) and notes receivable and related accrued interest receivable, net. Below is a reconciliation of the carrying value of total investments to the constituent items in the consolidated balance sheet at September 30, 2015 (in thousands):

Rental properties, net of accumulated depreciation	$2,938,879
Add back accumulated depreciation on rental properties	511,949
Land held for development	30,501
Property under development	374,533
Mortgage notes and related accrued interest receivable	455,330
Investment in a direct financing lease, net	190,029
Investment in joint ventures	6,439
Intangible assets, gross(1)	21,071
Notes receivable and related accrued interest receivable, net(1)	2,186
Total investments	$4,530,917

(1)	Included in other assets in the accompanying consolidated balance sheet. Other assets includes the following:
	Intangible assets, gross	$21,071
	Less: accumulated amortization on intangible assets	(12,028)
	Notes receivable and related accrued interest receivable, net	2,186
	Prepaid expenses and other current assets	77,335
	Total other assets	$88,564

Management believes that total investments is a useful measure for management and investors as it illustrates across which asset categories the Company’s funds have been invested. Total investments is a non-GAAP financial measure and is not a substitute for total assets under GAAP. It is most directly comparable to the GAAP measure, “Total assets”. Furthermore, total investments may not be comparable to similarly titled financial measures reported by other companies due to differences in the way the Company calculates this measure. Below is a reconciliation of total investments to “Total assets” in the consolidated balance sheet at September 30, 2015 (in thousands):

Total investments	$4,530,917
Cash and cash equivalents	14,614
Restricted cash	21,949
Deferred financing costs, net	24,261
Account receivable, net	56,006
Less: accumulated depreciation on rental properties	(511,949)
Less: accumulated amortization on intangible assets	(12,028)
Prepaid expenses and other current assets	77,335
Total assets	$4,201,105

For financial reporting purposes, we group our investments into four reportable operating segments: Entertainment, Education, Recreation and Other. Of our total investments of $4.5 billion at September 30, 2015, $2.4 billion or 54% related to our Entertainment segment, $963.9 million or 21% related to our Education segment, $904.8 million or 20% related to our Recreation segment and $227.9 million or 5% related to our Other segment.

Operating Results

Our total revenue, net income available to common shareholders and Funds From Operations As Adjusted ("FFOAA") are detailed below for the three and nine months ended September 30, 2015 and 2014 (in millions, except per share information):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Increase	2015	2014	Increase
Total revenue	$108.3	$98.7	10%	$309.0	$280.4	10%
Net income available to common shareholders of EPR Properties	44.2	36.8	20%	123.9	109.1	14%
FFOAA per diluted share	1.17	1.08	8%	3.27	2.99	9%

Three and Nine Months Ended September 30, 2015

•
Our total revenue, net income available to common shareholders of EPR Properties and FFOAA per diluted share for the three and nine months ended September 30, 2015 were favorably impacted from the capitalization of interest expense related to Adelaar of $2.1 million and $6.3 million, respectively, and the results of investment spending in 2014 and 2015 and lower financing rates.

•
Our total revenue, net income available to common shareholders of EPR Properties and FFOAA per diluted share for the three and nine months ended September 30, 2015 were unfavorably impacted by the sale of four public charter schools in April 2014 and the payoff of various mortgage notes due from Peak Resorts, Inc. in December 2014, as well as a weaker Canadian dollar exchange rate.

•
Our net income available to common shareholders of EPR Properties for the nine months ended September 30, 2015 was favorably impacted by net gains from property dispositions of $23.8 million and unfavorably impacted by retirement severance expense of $18.6 million related to the retirement of our former Chief Executive Officer.

•	Our net income available to common shareholders of EPR Properties for the three and nine months ended September 30, 2015 was unfavorably impacted by higher transaction costs.

•
Our net income available to common shareholders of EPR Properties and FFOAA per diluted share for the three and nine months ended September 30, 2015 was favorably impacted by lower income tax expense related to our Canadian operations.

Three and Nine Months Ended September 30, 2014

•
Our total revenue, net income available to common shareholders of EPR Properties and FFOAA per diluted share for the three and nine months ended September 30, 2014 were favorably impacted primarily from the results of investment spending in 2013 and 2014, lower financing rates and lower bad debt expense.

•
Our total revenue, net income available to common shareholders of EPR Properties and FFOAA per diluted share for the three and nine months ended September 30, 2014 were unfavorably impacted by the sale of four public charter schools in April 2014.

•
Our net income available to common shareholders of EPR Properties for the nine months ended September 30, 2014 was favorably impacted by a $3.4 million reversal of a liability that was established related to the acquisition of Toronto Dundas Square (now sold) as well as gains from property dispositions of $0.5 million.

•	Our net income available to common shareholders of EPR Properties for the three and nine months ended September 30, 2014 was unfavorably impacted by a $3.8 million provision for loan loss

•
Our net income available to common shareholders of EPR Properties and FFOAA per diluted share for the three and nine months ended September 30, 2014 was unfavorably impacted by higher income tax expense related to our Canadian operations.

•	Our per share results for the three and nine months ended September 30, 2014 were also unfavorably impacted by lower average leverage (measured by debt to gross assets) than in the prior period.

FFOAA is a non-GAAP financial measure. For the definitions and further details on the calculations of FFOAA and certain other non-GAAP financial measures, see section below titled "Funds From Operations (FFO), Funds From Operations As Adjusted (FFOAA) and Adjusted Funds from Operations (AFFO)."

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. In preparing these financial statements, management has made its best estimates and assumptions that affect the reported assets and liabilities. The most significant assumptions and estimates relate to consolidation, revenue recognition, depreciable lives of the real estate, the valuation of real estate, accounting for real estate acquisitions, estimating reserves for uncollectible receivables and the accounting for mortgage and other notes receivable, all of which are described as our critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2014. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates. For the nine months ended September 30, 2015, there were no changes to critical accounting policies.

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

The amendments to the unsecured revolving portion of the new credit facility, among other things, (i) increase the initial amount from $535.0 million to $650.0 million, (ii) extend the maturity date from July 23, 2017, to April 24, 2019 (with us having the same right as before to extend the loan for one additional year, subject to certain terms and conditions) and (iii) lower the interest rate and facility fee pricing based on a grid related to our senior unsecured credit ratings which at closing was LIBOR plus 1.25% and 0.25%, respectively. At September 30, 2015, we had $196.0 million outstanding under this portion of the facility.

The amendments to the unsecured term loan portion of the new facility, among other things, (i) increase the initial amount from $285.0 million to $350.0 million, (ii) extend the maturity date from July 23, 2018, to April 24, 2020 and

(iii) lower the interest rate at all senior unsecured credit rating tiers which was LIBOR plus 1.40% at closing. On July 24, 2015, we borrowed the remaining $65.0 million available on the $350.0 million term loan portion of the facility, which was used to pay down a portion of our unsecured revolving credit facility. In addition, on August 12, 2015 we entered into two interest rate swap agreements to fix the interest rate at 2.94% on an additional $60.0 million of the unsecured term loan facility from September 8, 2015 to July 5, 2017 and on $300.0 million of the unsecured term loan facility from July 6, 2017 to April 5, 2019.

In addition, there is a $1.0 billion accordion feature on the combined unsecured revolving credit and term loan facility that increases the maximum borrowing amount available under the combined facility, subject to lender approval, from $1.0 billion to $2.0 billion.

On July 31, 2015, we prepaid in full a mortgage note payable of $4.8 million which was secured by one theatre property. Additionally, on August 6, 2015, we prepaid in full six mortgage notes payable totaling $61.5 million which were secured by 6 theatre properties.

During the three months ended September 30, 2015, we issued 1,862,582 common shares under our Direct Stock Purchase Plan (DSPP) for net proceeds of $99.4 million, which were used to pay down a portion of our unsecured revolving credit facility. Subsequent to September 30, 2015, we issued an additional 595,506 common shares under our DSPP for net proceeds of $31.7 million. These proceeds were used to pay down a portion of our unsecured revolving credit facility

On October 13, 2015, we received a partial pay-down of $45.0 million on two of our mortgage notes receivable related to Schlitterbahn waterparks. Per the terms of the mortgage notes receivable, half of this amount pays back advances plus accrued interest and the other half, or approximately $22.5 million, further reduces the note balance but has no impact on the interest income we were previously receiving. The proceeds from the mortgage notes receivable partial pay-down were used to further reduce the balance outstanding on our unsecured revolving credit facility.

Investment Spending

Our investment spending during the nine months ended September 30, 2015 totaled $509.5 million, and included investments in each of our four operating segments.

Entertainment investment spending during the nine months ended September 30, 2015 totaled $82.9 million, and was related primarily to investments in the development or redevelopment of seven megaplex theatres, two family entertainment centers and 5 entertainment retail centers, as well as the acquisition of three megaplex theatres located in Virginia, Illinois and Florida, each of which is subject to a long-term triple net lease or long-term mortgage agreement.

Education investment spending during the nine months ended September 30, 2015 totaled $219.8 million, and was related primarily to investments in build-to-suit construction of 27 public charter schools, four private schools and 26 early childhood education centers, as well as the acquisition of two public charter schools, each of which is subject to a long-term triple net lease or long-term mortgage agreement.

Recreation investment spending during the nine months ended September 30, 2015 totaled $198.1 million, and was related primarily to build-to-suit construction of 15 Topgolf golf entertainment facilities, additional improvements at the Company's Kansas City, Kansas water-park and Camelback Mountain Resort, as well as the acquisition of one ski resort located in Wintergreen, Virginia, each of which is subject to a long-term triple net lease or a long-term mortgage agreement.

On August 1, 2015, per the terms of the mortgage note agreement, the borrower for Camelback Mountain Resort exercised its option to convert the mortgage note agreement to a lease agreement. As a result, we recorded the carrying value of our investment into rental property, which approximated the fair value of the property on the conversion date. There was no gain or loss recognized on this transaction. The property is leased pursuant to a triple net lease with a 20-year term.

Other investment spending during the nine months ended September 30, 2015 totaled $8.7 million, and was related to the Adelaar casino and resort project in Sullivan County, New York.

The following details our investment spending by category during the nine months ended September 30, 2015 and 2014 (in thousands):

Nine Months Ended September 30, 2015
Operating Segment	Total Investment Spending	New Development	Re-development	Asset Acquisition	Mortgage Notes or Notes Receivable
Entertainment	$82,881	$13,902	$14,542	$54,437	$—
Education	219,820	207,554	—	8,442	3,824
Recreation	198,156	115,722	240	21,865	60,329
Other	8,642	8,642	—	—	—
Total Investment Spending	$509,499	$345,820	$14,782	$84,744	$64,153

Nine Months Ended September 30, 2014
Operating Segment	Total Investment Spending	New Development	Re-development	Asset Acquisition	Mortgage Notes or Notes Receivable
Entertainment	$153,994	$12,173	$11,195	$126,960	$3,666
Education	176,909	151,997	—	7,812	17,100
Recreation	137,402	92,150	4,430	—	40,822
Other	3,298	3,298	—	—	—
Total Investment Spending	$471,603	$259,618	$15,625	$134,772	$61,588

The above amounts include $110 thousand and $171 thousand in capitalized payroll and $14.3 million and $5.0 million in capitalized interest for the nine months ended September 30, 2015 and 2014, respectively and $1.6 million for both periods in capitalized other general and administrative direct project costs. In addition, we had $1.7 million and $5.1 million of maintenance capital expenditures for the nine months ended September 30, 2015 and 2014, respectively.

Property Dispositions

On January 27, 2015, we completed the sale of a theatre located in Los Angeles, California for net proceeds of $42.7 million and recognized a gain on sale of $23.7 million during the nine months ended September 30, 2015. In addition, during the nine months ended September 30, 2015, we sold a land parcel adjacent to one of our public charter school investments for net proceeds of $1.1 million and recognized a gain of $0.2 million, and a land parcel adjacent to one of our megaplex theatre properties for net proceeds of $2.2 million and recognized a loss of $0.1 million.

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

Adelaar Casino and Resort Project in Sullivan County, New York

The proposed ground lease tenant for a portion of our Sullivan County, New York property, Empire Resorts, announced on June 30, 2014 that it submitted an application to the New York State Gaming Facility Location Board (“FLB”) for a Class III gaming license to operate a full-scale casino to be named Montreign Resort Casino ("Montreign"). On December 17, 2014, the FLB announced its recommendation for a license for Montreign. With this recommendation, Empire Resorts is now applying to the New York State Gaming Commission for the official gaming license. If the casino license is granted and the parties proceed with the development of the project as set forth in the Master Plan submitted to Sullivan County, New York, the total combined investment in the Adelaar casino and resort project could be in excess of $1.0 billion, which may include land held for development and property under development ($222.8 million at September 30, 2015), and additional investments outside of the casino by the Company, subsidiaries of Empire Resorts and others in excess of $200.0 million for infrastructure, a waterpark hotel, a redesign of the existing golf course and retail, restaurant, shopping and entertainment properties.  In addition to the Company, sources of this additional investment may include funding by tenants, joint venture partners, developers and purchasers of the land. Empire Resorts has reported that they plan to invest up to $630.0 million for the casino project.
On September 3, 2015, we entered into a non-binding term sheet with a subsidiary of Empire Resorts, reflecting proposed changes to the structure of the project. Under the revised structure, subsidiaries of Empire will be responsible for the development of the casino resort, the golf course and the entertainment village. We will lease these portions of the project to the Empire entities pursuant to three ground leases and Empire will have an option to purchase all, but not less than all, of these properties in the future. We will be responsible for the development of an indoor waterpark lodge and adventure park. The term sheet also includes proposed terms relating to the division of the responsibilities relating to common infrastructure work for Adelaar.

The Adelaar casino and resort project has been approved for sales tax exemption with respect to certain infrastructure improvements and is expected to benefit from the issuance and private placement of tax exempt bonds to finance those improvements. The size of the overall project, including the amount of capital necessary to complete it, will vary based upon a number of contingencies. We have received from Empire Resorts nonrefundable option payments totaling $7.1 million through September 30, 2015 which have been deferred and are expected to be recognized in income in the future as a part of lease accounting should a lease agreement be finalized with Empire Resorts.

As further described in Note 15 to the consolidated financial statements in this Quarterly Report on Form 10-Q, the Adelaar casino and resort project is the subject of ongoing litigation for which we believe we have meritorious defenses.

Chief Executive Officer Retirement

On February 24, 2015, we announced that David Brain, our then President and Chief Executive Officer, was retiring from the Company. In connection with his retirement, Mr. Brain and the Company entered into a Retirement Agreement pursuant to which he agreed to retire on March 31, 2015 in consideration for certain retirement severance benefits substantially equal to those benefits that would be payable to him under his employment agreement if he were terminated without cause. As a result, we recorded retirement severance expense (including share-based compensation costs) during the nine months ended September 30, 2015 of $18.6 million which is included in the accompanying consolidated statements of income for the nine months ended September 30, 2015 in this Quarterly Report on Form 10-Q. Retirement severance expense includes a cash payment of $11.8 million, $5.0 million for the accelerated vesting of 113,900 nonvested shares, $1.4 million for the accelerated vesting of 101,640 share options and $0.4 million of related taxes and other expenses.

Results of Operations

Three months ended September 30, 2015 compared to three months ended September 30, 2014

Rental revenue was $85.7 million for the three months ended September 30, 2015 compared to $74.4 million for the three months ended September 30, 2014. This increase resulted primarily from $13.6 million of rental revenue related to property acquisitions and developments completed in 2015 and 2014, partially offset by a decrease of $2.3 million in rental revenue on existing and sold properties, including the impact of a weaker Canadian dollar exchange rate. Percentage rents of $1.4 million and $1.2 million were recognized during the three months ended September 30, 2015 and 2014, respectively. Straight-line rents of $2.7 million and $2.9 million were recognized during the three months ended September 30, 2015 and 2014, respectively.

During the three months ended September 30, 2015, there were no significant lease renewals on existing properties.

Tenant reimbursements totaled $3.7 million for the three months ended September 30, 2015 compared to $4.5 million for the three months ended September 30, 2014. These tenant reimbursements related to the operations of our entertainment retail centers. The $0.8 million decrease was primarily due to the impact of a weaker Canadian dollar exchange rate.

Other income was $0.7 million for the three months ended September 30, 2015 compared to $0.3 million for the three months ended September 30, 2014. The $0.4 million increase was primarily due to an increase in income recognized upon settlement of foreign currency swap contracts.

Mortgage and other financing income for the three months ended September 30, 2015 was $18.2 million compared to $19.5 million for the three months ended September 30, 2014. The $1.3 million decrease was due to the prepayment of four mortgage notes receivable during the three months ended December 31, 2014. This was partially offset due to increased real estate lending activities. Additionally, we recognized participating interest income of $1.5 million and $1.4 million for the three months ended September 30, 2015 and 2014, respectively.
Our property operating expense totaled $5.5 million for the three months ended September 30, 2015 compared to $5.9 million for the three months ended September 30, 2014. These property operating expenses primarily arise from the operations of our entertainment retail centers and other specialty properties. This decrease is primarily due to the impact of a weaker Canadian dollar exchange rate.
Our general and administrative expense totaled $7.5 million for the three months ended September 30, 2015 compared to $6.7 million for the three months ended September 30, 2014. The increase of $0.8 million primarily relates to an increase in payroll and benefits costs.
Our net interest expense decreased by $0.3 million to $20.5 million for the three months ended September 30, 2015 from $20.8 million for the three months ended September 30, 2014. This decrease resulted from an increase in interest cost capitalized primarily related to the Adelaar project which was $2.1 million for the three months ended September 30, 2015 compared to $0 for the three months ended September 30, 2014, as well as a decrease in the weighted average interest rate used to finance our real estate acquisitions and fund our mortgage notes receivable. These decreases were partially offset by an increase in average borrowings.

Transaction costs totaled $0.8 million for the three months ended September 30, 2015 compared to $0.4 million for the three months ended September 30, 2014. The increase of $0.4 million related to an increase in potential and terminated transactions.

Provision for loan loss was $3.8 million for the three months ended September 30, 2014 and related to one note receivable. There was no provision for loan loss for the three months ended September 30, 2015.

Depreciation and amortization expense totaled $23.5 million for the three months ended September 30, 2015 compared to $17.4 million for the three months ended September 30, 2014. The $6.1 million increase resulted primarily from asset acquisitions completed in 2015 and 2014 as well as the acceleration of depreciation on certain existing assets.

Loss on sale of real estate was $0.1 million for the three months ended September 30, 2015 and related to the sale of a land parcel adjacent to one of our megaplex theatre properties for net proceeds of $2.2 million. There was no loss on sale of real estate for the three months ended September 30, 2014.

Income tax expense was $0.5 million for the three months ended September 30, 2015 compared to $1.0 million for the three months ended September 30, 2014. Income taxes related primarily to income taxes on our Canadian trust as well as state income taxes and withholding tax for distributions related to our unconsolidated joint venture projects located in China. The decrease of $0.5 million relates to lower income taxes on our Canadian trust and the impact of a weaker Canadian dollar exchange rate.

Income from discontinued operations was $0.1 million for the three months ended September 30, 2015 and loss from discontinued operations was $0.003 million for the three months ended September 30, 2014. Discontinued operations related to post closing items related to the Toronto Dundas Square property.

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014

Rental revenue was $240.3 million for the nine months ended September 30, 2015 compared to $210.8 million for the nine months ended September 30, 2014. This increase resulted primarily from $33.4 million of rental revenue related to property acquisitions and developments completed in 2015 and 2014, partially offset by a decrease of $3.9 million in rental revenue on existing and sold properties, including the impact of a weaker Canadian dollar exchange rate. Percentage rents of $1.8 million and $1.7 million were recognized during the nine months ended September 30, 2015 and 2014, respectively. Straight-line rents of $8.9 million and $5.1 million were recognized during the nine months ended September 30, 2015 and 2014, respectively.

During the nine months ended September 30, 2015, we experienced an increase of approximately 4.8% in rental rates on approximately 431,000 square feet with respect to five lease renewals. Additionally, we have funded or have agreed to fund an average of $16.47 per square foot in tenant improvements. There were no leasing commissions related to these renewals.
Tenant reimbursements totaled $12.0 million for the nine months ended September 30, 2015 compared to $13.4 million for the nine months ended September 30, 2014. These tenant reimbursements related to the operations of our entertainment retail centers. The $1.4 million decrease was primarily due to the impact of a weaker Canadian dollar exchange rate.

Other income was $2.4 million for the nine months ended September 30, 2015 compared to $0.7 million for the nine months ended September 30, 2014. The $1.7 million increase was primarily due to an increase in income recognized upon settlement of foreign currency swap contracts, as well as $0.5 million recognized in fee income during the nine months ended September 30, 2015.

Mortgage and other financing income for the nine months ended September 30, 2015 was $54.3 million compared to $55.6 million for the nine months ended September 30, 2015. The $1.3 million decrease was due to the sale of four public charter school properties during the three months ended June 30, 2014 which were classified as a direct financing lease as well as the prepayment of four mortgage notes receivable during the three months ended December 31, 2014. This amount was partially offset by increased real estate lending activities. Additionally, we recognized participating interest income of $1.5 million and $1.4 million for the three months ended September 30, 2015 and 2014, respectively.
Our property operating expense totaled $17.6 million for the nine months ended September 30, 2015 compared to $17.9 million for the nine months ended September 30, 2014. These property operating expenses primarily arise from the operations of our entertainment retail centers and other specialty properties. This decrease is primarily due to the impact of a weaker Canadian dollar exchange rate and was partially offset by an increase in bad debt expense.
Our general and administrative expense totaled $22.9 million for the nine months ended September 30, 2015 compared to $21.3 million for the nine months ended September 30, 2014. The increase of $1.6 million primarily relates to an increase in payroll and benefits costs.
Retirement severance expense was $18.6 million for the nine months ended September 30, 2015 and related to the retirement of our former President and Chief Executive Officer. See Note 12 to the consolidated financial statements included in this Form 10-Q for further detail. There was no retirement severance expense for the nine months ended September 30, 2014.

Costs associated with loan refinancing or payoff totaled $0.3 million for the nine months ended September 30, 2015 and related to the amendment and restatement of our unsecured revolving credit and term loan facilities on April 24, 2015 as well as the prepayment of seven mortgage notes payable during the nine months ended September 30, 2015. There were no costs associated with loan refinancing or payoff for the nine months ended September 30, 2014.

Our net interest expense decreased by $2.2 million to $59.1 million for the nine months ended September 30, 2015 from $61.3 million for the nine months ended September 30, 2014. This decrease resulted from an increase in interest cost capitalized primarily related to the Adelaar project which was $6.3 million for the nine months ended September 30, 2015 compared to $0 for the nine months ended September 30, 2014, as well as a decrease in the weighted average interest rate used to finance our real estate acquisitions and fund our mortgage notes receivable. These decreases were partially offset by an increase in average borrowings.

Transaction costs totaled $6.8 million for the nine months ended September 30, 2015 compared to $1.3 million for the nine months ended September 30, 2014. The increase of $5.5 million related to an increase in potential and terminated transactions.

Provision for loan loss was $3.8 million for the nine months ended September 30, 2014 and related to one note receivable. There was no provision for loan loss for the nine months ended September 30, 2015.

Depreciation and amortization expense totaled $64.7 million for the nine months ended September 30, 2015 compared to $48.8 million for the nine months ended September 30, 2014. The $15.9 million increase resulted primarily from asset acquisitions completed in 2015 and 2014 as well as the acceleration of depreciation on certain existing assets.

Equity in income from joint ventures was $0.7 million for the nine months ended September 30, 2015 compared to $0.9 million for the nine months ended September 30, 2014. The $0.2 million decrease resulted from a decrease in income from our joint venture projects located in China.

Gain on sale of real estate was $23.8 million for the nine months ended September 30, 2015 and related to a gain on sale of $23.7 million from a theatre located in Los Angeles, California and a gain on sale of $0.2 million from a parcel of land adjacent to one of our public charter school investments. The gain was partially offset by a loss on sale of $0.1 million from a parcel of land adjacent to one of our megaplex theatre properties. Gain on sale of real estate was $0.3 million for the nine months ended September 30, 2014 and related to the sale of a parcel of land adjacent to one of our public charter school investments.

Gain on sale of investment in a direct financing lease was $0.2 million for the nine months ended September 30, 2014 and related to the sale of four public charter school properties located in Florida. There was no gain on sale of investment in a direct financing lease for the nine months ended September 30, 2015.

Income tax expense was $1.4 million for the nine months ended September 30, 2015 compared to $3.3 million for the nine months ended September 30, 2014. The $1.9 million decrease related primarily to lower income taxes on our Canadian trust and the impact of a weaker Canadian dollar exchange rate.

Income from discontinued operations was $0.2 million for the nine months ended September 30, 2015 and related to post closing items related to the Toronto Dundas Square property. Income from discontinued operations was $3.4 million for the nine months ended September 30, 2014 and related primarily to the reversal of a liability that was established with the March 4, 2010 acquisition of Toronto Dundas Square. This liability was reversed during the nine months ended September 30, 2014 as the related payment is not expected to occur.

Liquidity and Capital Resources

Cash and cash equivalents were $14.6 million at September 30, 2015. In addition, we had restricted cash of $21.9 million at September 30, 2015. Of the restricted cash at September 30, 2015, $18.7 million related to cash held for our borrowers’ debt service reserves for mortgage notes receivable or tenants' off-season rent reserves and the balance represented deposits required in connection with debt service, payment of real estate taxes and capital improvements.

Mortgage Debt, Senior Notes and Unsecured Revolving Credit and Term Loan Facility

As of September 30, 2015, we had total debt outstanding of $2.0 billion of which $289.6 million was fixed rate mortgage debt secured by a portion of our rental properties and mortgage notes receivable. The fixed rate mortgage debt had a weighted average interest rate of approximately 5.4% at September 30, 2015.

At September 30, 2015, we had outstanding $1.2 billion in aggregate principal amount of unsecured senior notes ranging in interest rates from 4.50% to 7.75%. All of these notes are guaranteed by certain of our subsidiaries. The notes contain various covenants, including: (i) a limitation on incurrence of any debt which would cause the ratio of our debt to adjusted total assets to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause the ratio of secured debt to adjusted total assets to exceed 40%; (iii) a limitation on incurrence of any debt which would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of our total unencumbered assets such that they are not less than 150% of our outstanding unsecured debt.

At September 30, 2015, we had $196.0 million outstanding under our unsecured revolving credit facility, with $454.0 million of availability and with interest at a floating rate of LIBOR plus 125 basis points, which was 1.45% at September 30, 2015. The amount that we are able to borrow on our unsecured revolving credit facility is a function of the values and advance rates, as defined by the credit agreement, assigned to the assets included in the borrowing base less outstanding letters of credit and less other liabilities.

At September 30, 2015, the unsecured term loan facility had a balance of $350.0 million with interest at a floating rate of LIBOR plus 140 basis points, which was 1.59% at September 30, 2015, and $300.0 million of this LIBOR-based debt has been fixed with interest rate swaps at a blended rate of 2.71% through April 5, 2019. The loan matures on April 24, 2020.

Our combined unsecured revolving credit and term loan facility contains financial covenants that limit our levels of consolidated debt, secured debt, investment levels outside certain categories and dividend distributions, and require minimum coverage levels for fixed charges and unsecured debt service costs. Additionally, our combined unsecured revolving and term loan facility as well as our unsecured senior notes contain cross-default provisions that go into effect if we default on any of our obligations for borrowed money or credit in an amount exceeding $25.0 million ($50.0 million for the 5.25% and 4.50% unsecured senior notes), unless such default has been waived or cured within a specified period of time. We were in compliance with all financial covenants under our debt instruments at September 30, 2015.

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

Certain of our other long-term debt agreements contain customary restrictive covenants related to financial and operating performance as well as certain cross-default provisions. We were in compliance with all financial covenants at September 30, 2015.

Liquidity Requirements

Short-term liquidity requirements consist primarily of normal recurring corporate operating expenses, debt service requirements and distributions to shareholders. We meet these requirements primarily through cash provided by operating activities. Net cash provided by operating activities was $184.8 million and $168.2 million for the nine months ended September 30, 2015 and 2014, respectively. Net cash used by investing activities was $472.1 million and $319.4 million for the nine months ended September 30, 2015 and 2014, respectively. Net cash provided by financing activities was $299.3 million and $151.8 million for the nine months ended September 30, 2015 and 2014, respectively. We anticipate that our cash on hand, cash from operations, and funds available under the unsecured revolving line of credit portion of our combined credit facility will provide adequate liquidity to fund our operations, make interest and principal payments on our debt, and allow distributions to our shareholders and avoid corporate level federal income or excise tax in accordance with REIT Internal Revenue Code requirements.

Commitments

As of September 30, 2015, we had an aggregate of approximately $259.7 million of commitments to fund development projects including eight entertainment development projects for which we had commitments to fund approximately $23.5 million, 27 education development projects for which we had commitments to fund approximately $205.6 million and three recreation development projects for which we had commitments to fund approximately $30.6 million, of which approximately $49.2 million is expected to be funded in 2015 and the remainder is expected to be funded in 2016. Development costs are advanced by us in periodic draws. If we determine that construction is not being completed in accordance with the terms of the development agreement, we can discontinue funding construction draws. We have agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

We have certain commitments related to our mortgage note investments that we may be required to fund in the future. We are generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of September 30, 2015, we had four mortgage notes receivable with commitments totaling approximately $43.8 million, of which $5.4 million is expected to be funded in 2015. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

We have provided guarantees of the payment of certain economic development revenue bonds totaling $22.9 million related to two theatres in Louisiana for which we earn a fee at annual rates of 2.88% to 4.00% over the 30-year terms of the related bonds. We have recorded $9.7 million as a deferred asset included in other assets and $9.7 million included in other liabilities in the accompanying consolidated balance sheet as of September 30, 2015 related to these guarantees. No amounts have been accrued as a loss contingency related to these guarantees because payment by us is not probable.

Liquidity Analysis

In analyzing our liquidity, we generally expect that our cash provided by operating activities will meet our normal recurring operating expenses, recurring debt service requirements and distributions to shareholders.

We have no debt balloon payments coming due for the remainder of 2015. Our sources of liquidity as of September 30, 2015 to pay the above 2015 commitments include the remaining amount available under our unsecured revolving credit facility and unrestricted cash on hand of $14.6 million. We expect that our sources of cash will exceed our existing commitments over the remainder of 2015.

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

Capital Structure

We believe that our shareholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest, fixed charge and debt service coverage ratios. We expect to maintain our debt to gross assets ratio (i.e. total long-term debt to total assets plus accumulated depreciation) between 35% and 45%. However, the timing and size of our equity and debt offerings, as well as debt incurred in connection with property acquisitions, may cause us to temporarily operate over this threshold. At September 30, 2015, this ratio was 43%. Our long-term debt as a percentage of our total market capitalization at September 30, 2015 was 37%; however, we do not manage to a ratio based on total market capitalization due to the inherent variability that is driven by changes in the market price of our common shares. We calculate our total market capitalization of $5.4 billion by aggregating the following at September 30, 2015:

•	Common shares outstanding of 59,157,916 multiplied by the last reported sales price of our common shares on the NYSE of $51.57 per share, or $3.1 billion;

•	Aggregate liquidation value of our Series C convertible preferred shares of $135.0 million;

•	Aggregate liquidation value of our Series E convertible preferred shares of $86.3 million;

•	Aggregate liquidation value of our Series F redeemable preferred shares of $125.0 million; and

•	Total long-term debt of $2.0 billion.

Funds From Operations (FFO), Funds From Operations As Adjusted (FFOAA) and Adjusted Funds from Operations (AFFO)

The National Association of Real Estate Investment Trusts (“NAREIT”) developed FFO as a relative non-GAAP financial measure of performance of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. Pursuant to the definition of FFO by the Board of Governors of NAREIT, we calculate FFO as net income available to common shareholders, computed in accordance with GAAP, excluding gains and losses from sales [or acquisitions] of depreciable operating properties and impairment losses of depreciable real estate, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships, joint ventures and other affiliates. Adjustments for unconsolidated partnerships, joint ventures and other affiliates are calculated to reflect FFO on the same basis. We have calculated FFO for all periods presented in accordance with this definition.

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

The following table summarizes our FFO, FFOAA and AFFO including per share amounts for FFO and FFOAA, for the three and nine months ended September 30, 2015 and 2014 (unaudited, in thousands, except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
FFO:
Net income available to common shareholders of EPR Properties	$44,244	$36,753	$123,927	$109,141
Gain on sale of real estate (excluding land sale)	—	—	(23,748)	—
Gain on sale of investment in a direct financing lease	—	—	—	(220)
Real estate depreciation and amortization	23,071	17,145	63,485	47,919
Allocated share of joint venture depreciation	64	54	193	162
FFO available to common shareholders of EPR Properties	$67,379	$53,952	$163,857	$157,002
FFO available to common shareholders of EPR Properties	$67,379	$53,952	$163,857	$157,002
Add: Preferred dividends for Series C preferred shares	1,941	—	—	—
Diluted FFO available to common shareholders of EPR Properties	$69,320	$53,952	$163,857	$157,002
FFOAA:
FFO available to common shareholders of EPR Properties	$67,379	$53,952	$163,857	$157,002
Costs associated with loan refinancing or payoff	18	—	261	—
Transaction costs (benefit)	783	369	6,818	(2,055)
Provision for loan losses	—	3,777	—	3,777
Retirement severance expense	—	—	18,578	—
Loss (gain) on sale of land	95	—	(81)	(330)
Deferred income tax expense	53	363	230	1,612
FFOAA available to common shareholders of EPR Properties	$68,328	$58,461	$189,663	$160,006
FFOAA available to common shareholders of EPR Properties	$68,328	$58,461	$189,663	$160,006
Add: Preferred dividends for Series C preferred shares	1,941	—	5,823	—
Diluted FFOAA available to common shareholders of EPR Properties	$70,269	$58,461	$195,486	$160,006

AFFO:
FFOAA available to common shareholders of EPR Properties	$68,328	$58,461	$189,663	$160,006
Non-real estate depreciation and amortization	427	276	1,217	831
Deferred financing fees amortization	1,156	1,082	3,425	3,158
Share-based compensation expense to management and Trustees	2,161	2,313	6,218	6,984
Maintenance capital expenditures (1)	(897)	(1,572)	(2,357)	(5,752)
Straight-lined rental revenue	(2,738)	(2,932)	(8,892)	(5,150)
Non-cash portion of mortgage and other financing income	(2,042)	(1,585)	(8,426)	(4,110)
Amortization of above market leases, net	48	48	145	144
AFFO available to common shareholders of EPR Properties	$66,443	$56,091	$180,993	$156,111

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
FFO per common share attributable to EPR Properties:
Basic	$1.16	$1.00	$2.85	$2.95
Diluted	1.15	1.00	2.84	2.94
FFOAA per common share attributable to EPR Properties:
Basic	$1.18	$1.09	$3.30	$3.00
Diluted	1.17	1.08	3.27	2.99
Shares used for computation (in thousands):
Basic	58,083	53,792	57,468	53,268
Diluted	58,278	54,001	57,699	53,462
Weighted average shares outstanding-diluted EPS	58,278	54,001	57,699	53,462
Effect of dilutive Series C preferred shares	2,022	—	2,013	—
Adjusted weighted average shares outstanding-diluted	60,300	54,001	59,712	53,462

Other financial information:
Dividends per common share	$0.908	$0.855	$2.723	$2.565

(1)	Includes maintenance capital expenditures and certain second generation tenant improvements and leasing commissions.

The conversion of the 5.75% Series C cumulative convertible preferred shares would be dilutive to FFO per share for the three months ended September 30, 2015 and to FFOAA per share for the three and nine months ended September 30, 2015.  Therefore, the additional 2.0 million shares that would result from the conversion and the corresponding add-back of the preferred dividends declared on those shares are included in the calculation of diluted FFO and diluted FFOAA per share for these periods.  The additional 2.0 million shares that would result from the conversion of the 5.75% Series C cumulative convertible preferred shares and the additional 1.6 million common shares that would result from the conversion of our 9.0% Series E cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted per share data for the remaining periods above because the effect is not dilutive.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, primarily relating to potential losses due to changes in interest rates and foreign currency exchange rates. We seek to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new long-term fixed rate borrowings whenever possible. As of September 30, 2015, we had a $650.0 million unsecured revolving credit facility with $196.0 million outstanding and $25.0 million in bonds, all of which bear interest at a floating rate. We also had a $350.0 million unsecured term loan facility that bears interest at a floating rate and $300.0 million of this LIBOR-based debt has been fixed with interest rate swaps at a blended rate of 2.71% through April 5, 2019. As discussed in Note 7 to the consolidated financial statements in this Form 10-Q, these facilities were amended, restated and combined on April 24, 2015.
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

Item 4. Controls and Procedures

As of September 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
On June 7, 2011, affiliates of Louis Cappelli, Concord Associates, L.P., Concord Resort, LLC and Concord Kiamesha LLC (the “Cappelli Group”), filed a complaint with the Supreme Court of the State of New York, County of Sullivan, against two subsidiaries of the Company seeking (i) a declaratory judgment concerning the Company's obligations under a previously disclosed settlement agreement involving these entities, (ii) an order that the Company execute the golf course lease and the “Racino Parcel” lease subject to the settlement agreement, and (iii) an extension of the restrictive covenant against ownership or operation of a casino on the Concord resort property under the settlement agreement (the “Restrictive Covenant”), which covenant was set to expire on December 31, 2011. The Company filed counterclaims seeking related relief. The Cappelli Group subsequently obtained leave to discontinue its claims, but the counterclaims remained pending. On June 30, 2014, the Court (i) denied the Cappelli Group’s motion to dismiss the counterclaims, (ii) granted the Company's motion for summary judgment finding that the Cappelli Group missed the December 31, 2011 deadline to fully execute a master credit agreement which was a condition to the Company’s obligation to continue its joint development activities with the Cappelli Group under the settlement agreement, (iii) granted the Company’s motion for summary judgment finding that the Restrictive Covenant had expired, and (iv) granted the Company’s motion for declaratory relief declaring the Company as master developer of the Concord resort property. The Cappelli Group perfected its appeal of the summary judgment decision in the Appellate Division, Third Department on December 30, 2014. On July 30, 2015, the Appellate Division, Third Department affirmed the lower court’s decision granting summary judgment in favor of the Company. On August 27, 2015, the Cappelli Group filed a motion in the Appellate Division for leave to appeal to the Court of Appeals. The Company has filed a brief in opposition to the Cappelli Group’s motion. If the Appellate Division denies the relief requested by the Cappelli Group, they will then have 30 days to move in the Court of Appeals for leave to appeal.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2015, we did not sell any unregistered securities or repurchase any securities.

Item 3. Defaults Upon Senior Securities

There were no reportable events during the quarter ended September 30, 2015.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

There were no reportable events during the quarter ended September 30, 2015.

Item 6. Exhibits

4.1*	Supplemental Indenture No. 6, dated as of September 28, 2015, among the Company, certain subsidiaries of the Company named therein and UMB Bank, n.a., as trustee, is attached hereto as Exhibit 4.1.
4.2*
Supplemental Indenture No. 5, dated as of September 28, 2015, among the Company, certain subsidiaries of the Company named therein and U.S. Bank National Association, as trustee, is attached hereto as Exhibit 4.2.

4.3*
Supplemental Indenture No. 4, dated as of September 28, 2015, among the Company, certain subsidiaries of the Company named therein and U.S. Bank National Association, as trustee, is attached hereto as Exhibit 4.3.

4.4*	Supplemental Indenture No. 2, dated as of September 28, 2015, among the Company, certain subsidiaries of the Company named therein and UMB Bank, n.a., as trustee, is attached hereto as Exhibit 4.4.
4.5
Ownership Limit Waiver Agreement, dated as of July 8, 2015, between the Company and Nuveen Asset Management, LLC, which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed July 10, 2015, is hereby incorporated by reference as Exhibit 4.5.

10.1*
Joinder Agreement, dated as of September 28, 2015, among certain subsidiaries of the Company named therein and KeyBank National Association, as administrative agent, under the Amended, Restated and Consolidated Credit Agreement, dated as of April 24, 2015, among the parties thereto, is attached hereto as Exhibit 10.1.

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

EPR Properties

Dated:	October 28, 2015	By	/s/ Gregory K. Silvers
Gregory K. Silvers, President and Chief Executive Officer (Principal Executive Officer)

Dated:	October 28, 2015	By	/s/ Tonya L. Mater
Tonya L. Mater, Vice President and Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

4.1*	Supplemental Indenture No. 6, dated as of September 28, 2015, among the Company, certain subsidiaries of the Company named therein and UMB Bank, n.a., as trustee, is attached hereto as Exhibit 4.1.
4.2*
Supplemental Indenture No. 5, dated as of September 28, 2015, among the Company, certain subsidiaries of the Company named therein and U.S. Bank National Association, as trustee, is attached hereto as Exhibit 4.2.

4.3*
Supplemental Indenture No. 4, dated as of September 28, 2015, among the Company, certain subsidiaries of the Company named therein and U.S. Bank National Association, as trustee, is attached hereto as Exhibit 4.3.

4.4*	Supplemental Indenture No. 2, dated as of September 28, 2015, among the Company, certain subsidiaries of the Company named therein and UMB Bank, n.a., as trustee, is attached hereto as Exhibit 4.4.
4.5
Ownership Limit Waiver Agreement, dated as of July 8, 2015, between the Company and Nuveen Asset Management, LLC, which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed July 10, 2015, is hereby incorporated by reference as Exhibit 4.5.

10.1*
Joinder Agreement, dated as of September 28, 2015, among certain subsidiaries of the Company named therein and KeyBank National Association, as administrative agent, under the Amended, Restated and Consolidated Credit Agreement, dated as of April 24, 2015, among the parties thereto, is attached hereto as Exhibit 10.1.

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