Form 10-K
period 2015-12-31
EPR PROPERTIES
filed 2016-02-25
CIK 1045450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The aggregate market value of the common shares of beneficial interest (“common shares”) of the registrant held by non-affiliates, based on the closing price on the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the New York Stock Exchange, was $3,467,970,991.
At February 23, 2016, there were 63,307,247 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2016 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A are incorporated by reference in Part III of this Annual Report on Form 10-K.

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
Factors that could materially and adversely affect us include, but are not limited to, the factors listed below:

•	Global economic uncertainty and disruptions in financial markets;

•	Reduction in discretionary spending by consumers;

•	Adverse changes in our credit ratings;

•	Fluctuations in interest rates;

•
The duration or outcome of litigation, or other factors outside of litigation such as project financing, relating to our significant investment in a planned casino and resort development which may cause the development to be indefinitely delayed or cancelled;

•	Unsuccessful development, operation, financing or compliance with licensing requirements of the planned casino and resort development by the third-party lessee;

•	The financing of common infrastructure costs for the planned casino and resort development;

•	Defaults in the performance of lease terms by our tenants;

•	Defaults by our customers and counterparties on their obligations owed to us;

•	A borrower's bankruptcy or default;

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

•	Risks relating to our tenants' exercise of purchase options or borrowers' exercise of prepayment options related to public charter school properties;

•	Risks associated with use of leverage to acquire properties;

•	Financing arrangements that require lump-sum payments;

•	Our ability to raise capital;

•	Covenants in our debt instruments that limit our ability to take certain actions;

•	The concentration and lack of diversification of our investment portfolio;

•	Our continued qualification as a real estate investment trust for U.S. federal income tax purposes;

•	The ability of our subsidiaries to satisfy their obligations;

•	Financing arrangements that expose us to funding or purchase risks;

•	Our reliance on a limited number of employees, the loss of which could harm operations;

•	Risks associated with security breaches and other disruptions;

•	Fluctuations in the value of real estate income and investments;

•
Risks relating to real estate ownership, leasing and development, including local conditions such as an oversupply of space or a reduction in demand for real estate in the area, competition from other available

i

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

For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K or the date of any document incorporated by reference herein. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except as required by law, we do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K.

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

We are a self-administered REIT. As of December 31, 2015, our total assets exceeded $4.2 billion (after accumulated depreciation of approximately $0.5 billion). Our investments are generally structured as long-term triple-net leases that require the tenants to pay substantially all expenses associated with the operation and maintenance of the property, or as long-term mortgages with economics similar to our triple-net lease structure.

Our total investments were approximately $4.6 billion at December 31, 2015. Total investments is defined herein as the sum of the carrying values of rental properties (before accumulated depreciation), land held for development, property under development, mortgage notes receivable (including related accrued interest receivable), net, investment in a direct financing lease, net, investment in joint ventures, intangible assets (before accumulated amortization) and notes receivable and related accrued interest receivable, net. Below is a reconciliation of the carrying value of total investments to the constituent items in the consolidated balance sheet at December 31, 2015 (in thousands):

Rental properties, net of accumulated depreciation	$3,025,199
Add back accumulated depreciation on rental properties	534,303
Land held for development	23,610
Property under development	378,920
Mortgage notes and related accrued interest receivable, net	423,780
Investment in a direct financing lease, net	190,880
Investment in joint ventures	6,168
Intangible assets, gross(1)	20,715
Notes receivable and related accrued interest receivable, net(1)	2,228
Total investments	$4,605,803

(1) Included in other assets in the accompanying consolidated balance sheet. Other assets includes the following:
Intangible assets, gross	$20,715
Less: accumulated amortization on intangible assets	(12,079)
Notes receivable and related accrued interest receivable, net	2,228
Prepaid expenses and other current assets	78,993
Total other assets	$89,857

Management believes that total investments is a useful measure for management and investors as it illustrates across which asset categories the Company’s funds have been invested. Total investments is a non-GAAP financial measure and is not a substitute for total assets under GAAP. It is most directly comparable to the GAAP measure, “Total assets”. Furthermore, total investments may not be comparable to similarly titled financial measures reported by other companies due to differences in the way the Company calculates this measure. Below is a reconciliation of total investments to “Total assets” in the consolidated balance sheet at December 31, 2015 (in thousands):

Total investments	$4,605,803
Cash and cash equivalents	4,283
Restricted cash	10,578
Deferred financing costs, net	4,894
Account receivable, net	59,101
Less: accumulated depreciation on rental properties	(534,303)
Less: accumulated amortization on intangible assets	(12,079)
Prepaid expenses and other current assets	78,993
Total assets	$4,217,270
For financial reporting purposes, we group our investments into four reportable operating segments: Entertainment, Education, Recreation and Other. Our total investments of approximately $4.6 billion at December 31, 2015 consisted of interests in the following:

•
$2.5 billion or 53% related to entertainment properties, which includes megaplex theatres, entertainment retail centers (centers typically anchored by an entertainment component such as a megaplex theatre or live performance venue and containing other entertainment-related or retail properties), family entertainment centers and other retail parcels;

•	$1.0 billion or 22% related to education properties, which consists of investments in public charter schools, early education centers and K-12 private schools;

•	$943.3 million or 21% related to recreation properties, which includes metro ski parks and waterparks and golf entertainment complexes; and

•
$203.4 million or 4% related to other properties, which consists primarily of $200.9 million related to the Adelaar casino and resort project in Sullivan County, New York (excluding $38.7 million related to the Adelaar indoor waterpark project included in recreation).

As further described in Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K, during the year ended December 31, 2015, $33.7 million, or approximately 8% of our total revenue was derived from our four entertainment retail centers in Ontario, Canada. The Company’s wholly owned subsidiaries that hold the Canadian entertainment retail centers represent approximately $169.7 million or 8% of the Company’s equity as of December 31, 2015.

We believe entertainment, education and recreation are highly enduring sectors of the real estate industry and that, as a result of our focus on properties in these sectors, industry relationships and the knowledge of our management, we have a competitive advantage in providing capital to operators of these types of properties. We believe this focused niche approach offers the potential for higher growth and better yields.

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

Entertainment

As of December 31, 2015, our Entertainment segment consisted of investments in megaplex theatres, entertainment retail centers, family entertainment centers and other retail parcels totaling approximately $2.5 billion with interests in:

•	131 megaplex theatre properties located in 34 states and Ontario, Canada;

•
nine entertainment retail centers (which include eight additional megaplex theatre properties and one live performance venue) located in Westminster, Colorado; New Rochelle, New York; Burbank, California; Suffolk, Virginia; Charlotte, North Carolina; and Ontario, Canada;

•	seven family entertainment centers located in Illinois, Indiana and Florida;

•	land parcels leased to restaurant and retail operators adjacent to several of our theatre properties;

•
$23.6 million in construction in progress primarily for real estate development for two megaplex theatres and redevelopment of two of our existing megaplex theatres as well as eight other retail redevelopment projects; and

•	$4.5 million in undeveloped land inventory.

As of December 31, 2015, our owned real estate portfolio of megaplex theatre properties consisted of approximately 10.0 million square feet and was 100% leased and our remaining owned entertainment real estate portfolio consisted of 1.8 million square feet and was 87% leased. The combined owned entertainment real estate portfolio consisted of 11.8 million square feet and was 98% leased. Our owned theatre properties are leased to 15 different leading theatre operators. For the year ended December 31, 2015, approximately 20% of our total revenue was derived from rental payments by American Multi-Cinema, Inc. ("AMC").

A significant portion of our assets consist of megaplex theatres. Megaplex theatres typically are multi-screen with stadium-style seating (seating with elevation between rows to provide unobstructed viewing) and provide a significantly enhanced audio and visual experience for the patron versus other formats. Many theater operators continue to expand their food and beverage offerings, including the introduction of in-theatre dining options and alcohol availability. In addition, as exhibitors further increase their focus on enhancing the customer experience, more spacious and comfortable seating options are being introduced in some theatres, including fully reclining seats. The introduction of these seating options has required theatre operators to make physical changes to the existing seating arrangements that can result in a significant loss of existing seats. However, favorable customer response to these changes generally has significantly increased ticket sales and food and beverage revenue at impacted locations, overcoming the loss of seats and creating a net positive for the theatre operator.

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

The theatre box office had a very strong year in 2015 with increased attendance and revenues reaching an all-time high of over $11 billion per Box Office Analyst, and we expect the development of new megaplex theatres and the conversion or partial conversion of existing theatres to enhanced amenity formats to continue in the United States and abroad over the long-term. As a result of the significant capital commitment involved in building new megaplex theatres and redeveloping existing theatres, as well as the experience and industry relationships of our management, we believe we will continue to have opportunities to provide capital to exhibition businesses in the future.

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

We will continue to seek opportunities for the development of, or acquisition of, other entertainment related properties that leverage our expertise in this area.

Education

As of December 31, 2015, our Education segment consisted of investments in public charter schools, early education centers and K-12 private schools totaling approximately $1.0 billion with interests in:

•	70 public charter school properties located in 18 states and the District of Columbia;

•	18 early education centers located in six states;

•	two K-12 private schools located in New York and Illinois and one 5-12 private school located in California; and

•	$112.8 million in construction in progress for real estate development or expansion of 11 public charter schools, 14 early education centers and one K-12 private school.

As of December 31, 2015, our owned education real estate portfolio consisted of approximately 4.2 million square feet and was 100% leased. We have 39 different operators for our owned public charter schools. For the year ended December 31, 2015, approximately 6% of our total revenue was derived from rental payments by Imagine.

Public charter schools are tuition-free, independent schools that are publicly funded by local, state and federal tax dollars based on enrollment. Driven by the need to improve the quality of public education and provide more school choices in the U.S., public charter schools are one of the fastest growing segments of the multi-billion dollar educational facilities sector, and we believe a critical need exists for the financing of new and refurbished educational facilities. To meet this need, we have established relationships with public charter school operators, authorizers and developers across the country and expect to continue to develop our leadership position in providing real estate financing in this area. Public charter schools are operated pursuant to charters granted by various state or other regulatory authorities and are dependent upon funding from local, state and federal tax dollars. Like public schools, public charter schools are required to meet both state and federal academic standards.

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

Many of our public charter school lease and mortgage agreements contain purchase or prepayment options whereby the tenant can acquire the property or prepay the mortgage loan for a premium over the total development cost at certain points during the terms of the agreements. If these schools meet certain criteria, the tenants may be able to obtain bond financing at lower rates and therefore be motivated to exercise these options. We do not anticipate that all of these options will be exercised but cannot determine at this time the amount or timing of such option exercises. In accordance with GAAP, prepayment penalties related to mortgage agreements are included in mortgage and other financing income and are included in FFO as adjusted (See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Funds From Operations” for a discussion of FFO and FFO as adjusted, which are non-GAAP measures). However, if a tenant exercises the option to purchase a property under lease, GAAP requires that a gain on sale be recognized for the amount of cash received over the carrying value of the property and gains on sale are typically excluded from FFO as adjusted. Accordingly, for consistency in presentation and with the wording and intent of the lease provisions, we treat the premium over the total development cost (i.e. the undepreciated cost) as a termination fee and include such fees in FFO as adjusted, and only the difference between the total development cost and the carrying value is treated as gain on sale and excluded from FFO as adjusted. No such termination fees related to public charter school buy-outs have been recorded through December 31, 2015, but we anticipate recording such amounts beginning in 2016.

As of December 31, 2015, the number of properties potentially impacted by option exercises, the total development cost and the total estimated amount of the prepayment penalties or lease termination fees in the first option period by year are as follows (dollars in thousands):

Year Option First Exercisable	Number of Education Properties	Total Development Cost	Total Estimated Termination Fees/Prepayment Penalties in First Option Period
2016	4	$39,906	$7,859	(1)
2017	6	65,605	16,134
2018	9	84,793	15,540
2019	11	108,722	18,665
2020	10	72,462	11,939
Thereafter	7	123,232	18,698

(1) Subsequent to December 31, 2015, a mortgage note was prepaid on January 5, 2016. In connection with the full payoff of this note, the Company received a prepayment penalty of $3.6 million.

As with public charter schools, the Company's expansion into both early childhood education centers and private schools is supported by strong unmet demand, and we expect to increase our investment in both of these areas.

Early childhood education centers continue to see demand due to the proliferation of dual income families and the increasing emphasis on early childhood education, beyond traditional daycare. There is increased demand for curriculum-based, child-centered learning. Within this property type, larger centers with more amenities are emerging and enjoying enhanced economies of scale. We believe this property type is a logical extension of our education platform and allows us to increase our diversity and geographical reach with these assets.

Within private schools, we believe K-12 private education has significant growth potential for schools that have differentiated, high quality offerings. Many private schools in large urban and suburban areas are at capacity and have large waiting lists making admission more difficult. The demand for nonsectarian private education has increased in recent years as parents and students become more focused on the comprehensive impact of a strong school environment.

During 2015, our Education segment was our fastest growing segment and we will continue to seek opportunities for the development of, or acquisition of, other education related properties that leverage our expertise in this area.

Recreation

As of December 31, 2015, our Recreation segment consisted of investments in metro ski parks, resorts, waterparks and golf entertainment complexes totaling approximately $943.3 million with interests in:

•	10 metro ski parks located in Ohio, Maryland, Pennsylvania, Vermont and Virginia;

•	five waterparks located in Kansas, Texas and Pennsylvania;

•	19 golf entertainment complexes in nine states; and

•
$59.5 million in construction in progress for three golf entertainment complexes and the development of an indoor waterpark hotel at the Adelaar casino and resort project located in Sullivan County, New York.

As of December 31, 2015, our owned recreation real estate portfolio was 100% leased.

Our metro ski parks are leased to or we have mortgages receivable from four different operators, the largest operator of which is Peak Resorts, Inc. ("Peak"). For the year ended December 31, 2015, approximately 3% of our total revenue related to Peak.

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

Our three waterparks located in Kansas and Texas offer innovative attractions that attract a diverse segment of customers. These waterparks serve as collateral for our mortgage notes and are operated by Schlitterbahn Waterparks and Resorts, an industry leader. Our other two waterparks, located in Pennsylvania, are leased to the operator of Camelback Mountain Ski Resort and include an indoor waterpark hotel and an outdoor waterpark as well as an adventure park. We also have an indoor waterpark hotel in process at the Adelaar project in Sullivan County, New York. As many waterparks are growing from single-day attendance to a destination getaway, we believe indoor waterpark hotels increase the four-season appeal at many resorts. We will continue to pursue opportunities in this area.

Our golf entertainment complexes are leased to, or under mortgage with, Topgolf, which combines golf with entertainment, competition and food and beverage service. By combining an interactive entertainment and food and beverage experience with a long-lived recreational activity, we believe Topgolf provides an innovative, enjoyable and repeatable customer experience. We expect to continue to pursue opportunities related to golf entertainment complexes.

We will continue to seek opportunities for the development of, or acquisition of, other recreation related properties that leverage our expertise in this area.

Other

As of December 31, 2015, our Other segment consisted of investments totaling approximately $203.4 million with interests in:

•
$183.0 million in construction in progress for development of the casino, golf course, entertainment village and infrastructure related to the Adelaar casino and resort project in Sullivan County, New York;

•	$17.9 million related to undeveloped land inventory at our Adelaar casino and resort project in Sullivan County, New York; and

•	$2.5 million in mortgage financing related to one sold winery property.

In December 2015, a subsidiary of Empire Resorts, Inc. ("Empire Resorts") was awarded a New York gaming license to operate the Montreign Resort Casino (the “Casino Project”), which will be located within our Adelaar project in Sullivan County, New York. The Adelaar project will initially consist of the Casino Project, an indoor waterpark hotel (the “Waterpark Project”), a redesigned golf course (the “Golf Course”) and an entertainment village, which will include retail, restaurant, shopping and entertainment (the “Entertainment Village”). Also in December 2015, we entered into 70-year ground leases (terminable by the lessee after 20 years) with subsidiaries of Empire Resorts for the three parcels of land upon which the Casino Project, Golf Course and Entertainment Village are located and granted these entities a purchase option for parcels. The Company has committed to the build-to-suit development of the Waterpark Project to be leased to a waterpark operator, and the Company anticipates funding between $100.0 million to $120.0 million over the next three years. For additional information regarding this project, see Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments - Adelaar Casino and Resort Project in Sullivan County, New York.”

Business Objectives and Strategies

Our vision is to become the leading specialty REIT by focusing our unique knowledge and resources on select underserved real estate segments which provide the potential for outsized returns.

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

Growth Strategies

Central to our growth is remaining focused on acquiring or developing properties in our primary investment segments: Entertainment, Education and Recreation. We may also pursue opportunities to provide mortgage financing for these investment segments in certain situations where this structure is more advantageous than owning the underlying real estate.

Our segment focus is consistent with our strategic organizational design which is structured around building centers of knowledge and strong operating competencies in each of our primary segments. Retention and building of this knowledge depth creates a competitive advantage allowing us to more quickly identify key market trends.

To this end, we will deliberately apply information and our ingenuity to identify properties which represent potential logical extensions within each of our segments, or potential future investment segments. As part of our strategic planning and portfolio management process we assess new opportunities against the following five key underwriting principles:

Inflection Opportunity

•	Specialty versus commodity real estate

•	New or emerging generation of real estate as a result of age, technology or change in consumer lifestyle or habits

Enduring Value

•	Underlying activity long-lived

•	Real estate that supports commercially successful activities

•	Outlook for business stable or growing

Excellent Execution

•	Best-of-class executions that create market-dominant properties

•	Sustainable customer demand within the category despite a potential change in tenancy

•	Tenants with a reliable track record of customer service and satisfaction

Attractive Economics

•	Initially accretive with escalating yield over time

•	Rent participation features which allow for participation in financial performance

•	Scalable depth of opportunity

•	Strong, stable rent coverage and the potential for cross default features

Advantageous Position

•	First mover advantage and/or dominant player in real estate ownership or financing

•	Preferred tenant or borrower relationship that provides access to sites and development projects

•	Data available to assess and monitor performance

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

Lease Structure
We have structured our leasing arrangements to achieve a positive spread between our cost of capital and the rents paid by our tenants. We typically structure leases on a triple-net basis under which the tenants bear the principal portion of the financial and operational responsibility for the properties. During each lease term and any renewal periods, the leases typically provide for periodic increases in rent and/or percentage rent based upon a percentage of the tenant’s gross sales over a pre-determined level. In our multi-tenant property leases and some of our theatre leases, we generally require the tenant to pay a common area maintenance (“CAM”) charge to defray its pro rata share of insurance, taxes and maintenance costs.

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

Development and Redevelopment
We intend to continue developing properties and redeveloping existing properties that meet our guiding principles. We generally do not begin development of a single-tenant property without a signed lease providing for rental payments during the development period that are commensurate with our level of capital investment. In the case of a multi-tenant development, we generally require a significant amount of the development to be pre-leased prior to construction to minimize lease-up risks. In addition, to minimize overhead costs and to provide the greatest amount of flexibility, we generally outsource construction management to third-party firms.

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

We will also investigate opportunities to redevelop certain of our existing properties. We may redevelop properties in conjunction with a lease renewal or new tenant, or we may redevelop properties that have more earnings potential due to the redevelopment. Additionally, certain of our properties have excess land where we will proactively seek opportunities to further develop.
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

Dispositions
We will consider property dispositions for reasons such as creating price awareness of a certain property type, opportunistically taking advantage of an above market offer or reducing exposure related to a certain tenant, property type or geographic area.

Capitalization Strategies

Debt and Equity Financing
Our debt to gross assets ratio (i.e. debt of the Company as a percentage of total assets plus accumulated depreciation) was 42% at December 31, 2015. We expect to maintain a debt to gross assets ratio of between 35% and 45% going forward. While maintaining lower leverage mitigates the growth in per share results, we believe lower leverage and an emphasis on liquidity are prudent during the current economic environment.

We rely primarily on an unsecured debt structure and expect to continue to pay off our existing secured debt. In the future, while we may obtain secured debt from time to time or assume secured debt financing obligations in acquisitions, we intend to issue primarily unsecured debt securities to satisfy our debt financing needs. We believe this strategy increases our access to capital and permit us to more efficiently match available debt and equity financing to our ongoing capital requirements.

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

Payment of Regular Dividends
We began paying dividend distributions to our common shareholders on a monthly basis (as opposed to a quarterly basis) in the second quarter of 2013 and expect to continue to do so in the future. We expect to continue to pay dividend distributions to our preferred shareholders on a quarterly basis. Our Series C cumulative convertible preferred shares (“Series C preferred shares”) have a dividend rate of 5.75%, our Series E cumulative convertible preferred shares (“Series E preferred shares”) have a dividend rate of 9.00% and our Series F cumulative redeemable preferred shares ("Series F preferred shares") have a dividend rate of 6.625%. Among the factors the Company’s board of trustees (“Board of Trustees”) considers in setting the common share dividend rate are the applicable REIT tax rules and regulations that apply to dividends, the Company’s results of operations, including FFO and FFO as adjusted per share, and the Company’s Cash Available for Distribution (defined as net cash flow available for distribution after payment of operating expenses, debt service, preferred dividends and other obligations).

Competition

We compete for real estate financing opportunities with other companies that invest in real estate, as well as traditional financial sources such as banks and insurance companies. REITs have financed, and may continue to seek to finance, entertainment, education, recreation and other specialty properties as new properties are developed or become available for acquisition.

Employees

As of December 31, 2015, we had 49 full-time employees.

Principal Executive Offices

The Company’s principal executive offices are located at 909 Walnut Street, Suite 200, Kansas City, Missouri 64106; telephone (816) 472-1700.

Materials Available on Our Website

Our internet website address is www.eprkc.com. We make available, free of charge, through our website copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “Commission” or “SEC”). You may also view our Code of Business Conduct and Ethics, Company Governance Guidelines, Independence Standards for Trustees and the charters of our Audit, Nominating/Company Governance, Finance and Compensation and Human Capital Committees on our website. Copies of these documents are also available in print to any person who requests them. We do not intend for information contained in our website to be part of this Annual Report on Form 10-K.

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
There continues to be global economic uncertainty, lower participation rates in the job market, and slow economic growth, and it is uncertain as to when and to what extent economic conditions will improve. There can be no assurances that the U.S. economy will improve or that a future recession will not occur. We rely in part on debt financing to finance our investments and development. To the extent that turmoil in the financial markets returns or intensifies, it has the potential to adversely affect our ability to refinance our existing obligations as they mature or obtain new financing for acquisition or development of properties and adversely affect the value of our investments. If we are unable to refinance existing indebtedness on attractive terms at its maturity, we may be forced to dispose of some of our assets. Uncertain economic conditions and disruptions in the financial markets could also result in a substantial decrease in the value of our investments, which could also make it more difficult to refinance existing obligations or obtain new financing.

Many of our customers, consisting of tenants and borrowers, operate in market segments that depend upon discretionary spending by consumers. Any reduction in discretionary spending by consumers within the market segments in which our customers or potential customers operate could adversely affect such customers' operations and, in turn, reduce the demand for our properties or financing solutions.
Most of our portfolio is leased to or financed with customers operating service or retail businesses on our property locations. Movie theatres, entertainment retail centers, recreation and entertainment venues, early childhood education centers, private K-12 schools, metro ski parks and waterparks represent some of the largest market investments in our portfolio; and AMC, Regal Cinemas, Inc., Cinemark USA, Inc. and Topgolf represented our largest customers for the year ended December 31, 2015. The success of most of these businesses depends on the willingness or ability of consumers to use their discretionary income to purchase our customers' products or services. A downturn in the economy could cause consumers to reduce their discretionary spending within the market segments in which our customers or potential customers operate, which could adversely affect such customers' operations and, in turn, reduce the demand for our properties or financing solutions.

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

We previously made a significant investment in a planned casino and resort development (the “Adelaar Project”), which is now the subject of ongoing litigation. We cannot predict the duration or outcome of this litigation. Prolonged litigation or an unfavorable outcome could have a material adverse effect on the Adelaar Project or our financial condition and results of operations.
In 2015, we entered into long-term, triple-net ground leases with subsidiaries of Empire Resorts, Inc. (“Empire Resorts” and, together with such subsidiaries, the “Empire Project Parties”) for three parcels of our land located in Sullivan County, New York, approximately 90 miles from New York City. The Empire Project Parties have agreed to develop and operate on the parcels a new resort casino (the “Montreign Resort Casino”), a redesigned golf course and an entertainment village. A prior proposed casino and resort developer from whom we acquired the Sullivan County property commenced litigation against us in 2011 regarding matters relating to our acquisition of the property and our relationship with Empire Resorts. The plaintiffs, who included the prior developer and certain of its affiliates, filed a total of three separate cases, each seeking significant monetary damages. In September 2013, a federal district court dismissed the complaint relating to some of this litigation. However, the court's dismissal of the related state claims was without prejudice, meaning the plaintiffs could further pursue such claims in state court, and the plaintiffs filed a motion for reconsideration of the dismissal as well as a notice of appeal. The court denied the motion for reconsideration in November 2014, but the plaintiffs perfected their appeal in the U.S. Court of Appeals for the Second Circuit in December 2014. In 2015, a state court dismissed the plaintiffs’ complaint in another case, which was affirmed on appeal. No resolution of the third case has been obtained at this time. We believe we have meritorious defenses to this litigation and intend to defend it vigorously. There can be no assurances, however, as to the duration or ultimate outcome of this litigation, nor can there be any assurances as to the costs we may incur in defending against or resolving this litigation. In addition, if the outcome of the litigation is unfavorable to us, it could result in a material adverse effect on our financial condition and results of operations.

The success of the Adelaar Project is largely dependent upon the successful development and operation of the Montreign Resort Casino, which requires the Empire Project Parties to comply with the terms of a gaming license, including investing or causing the investment of no less than approximately $854 million in the initial phase of the Adelaar Project. Empire Resorts has announced its intent to raise its portion of this investment through debt and equity financing. If Empire Resorts is unsuccessful in its efforts to raise such capital or the Empire Project Parties otherwise fail to satisfy the conditions of the gaming license, the Adelaar Project and Montreign Resort Casino may be indefinitely delayed or canceled, and if we are unable to identify suitable alternative uses for the property, this could lead to a material adverse effect on our financial condition and results of operations.
On December 21, 2015, Montreign Operating Company, LLC (“Montreign”), a subsidiary of Empire Resorts, was awarded a license (a “Gaming Facility License”) by the New York State Gaming Commission to operate the Montreign Resort Casino, a key component of the Adelaar Project. The Gaming Facility License is subject to a number of conditions, including the requirement that Montreign invest, or cause to be invested, no less than $854 million in the initial phase of the Adelaar Project. In order to support its portion of this investment, consisting of the Montreign Resort Casino and the expenditures related to the development of the golf course and entertainment village that are part of the initial phase of the Adelaar Project, Empire Resorts has disclosed that it has obtained certain debt and equity financing commitments. For the debt portion of this financing, Empire Resorts has disclosed that it has obtained a commitment for a credit facility of up to a maximum of $545 million. Empire Resorts has disclosed that the credit facility is subject to various conditions precedent, including evidence of a $301 million equity investment in Empire Resorts, approximately $60 million of which Empire Resorts has disclosed that it has satisfied pursuant to a rights offering conducted in January 2015 and a credit for amounts previously invested in the project. Empire Resorts disclosed that it raised the remaining portion of its equity financing pursuant to a rights offering conducted in February 2016.

There can be no assurance that Empire Resorts will close its previously disclosed credit facility as a result of this equity financing or that Empire Resorts will obtain adequate financing for the project or otherwise comply with the financial or other conditions of the Gaming Facility License. In the event that Empire Resorts fails to obtain such financing or comply with the conditions of the Gaming Facility License, the Adelaar Project and Montreign Resort Casino may be indefinitely delayed or canceled, and there can be no assurance that a suitable alternate use for the property, whether involving gaming or otherwise, will be identified, which could result in a material adverse effect on our investment and on our financial condition and results of operations.

The offering of tax-exempt public infrastructure bonds to finance the cost of construction of common infrastructure at the Adelaar Project may not be successful or we could overrun budgeted costs for such infrastructure construction.
We are responsible for the construction of the Adelaar Project common infrastructure, which is expected to be financed primarily through the issuance of tax-exempt public infrastructure bonds. The debt service of these bonds is expected to be paid primarily through special assessments levied against the property held by the benefited users. There can be no assurance that the offering of tax-exempt public infrastructure bonds will be successfully executed. If the bonds are not issued, we will not receive the proceeds of the bond offering as reimbursement of our expenditures and those amounts will be treated as an additional investment in the Adelaar Project (subject to a portion of those costs being proportionately reimbursed by our tenants) in which case our return on invested capital would be less than currently expected. In addition, there can be no assurance that the cost of construction of common infrastructure for the Adelaar Project will not exceed our budgeted amounts of approximately $90.0 million, subject to budget adjustments and related approvals. If so, such excess may not be included in the tax-exempt public infrastructure bonds and, to the extent they exceed certain negotiated caps, may not be proportionately recovered from our tenants.

We depend on leasing space to tenants on economically favorable terms and collecting rent from our tenants, who may not be able to pay.
At any time, a tenant may experience a downturn in its business that may weaken its financial condition. Similarly, a general decline in the economy may result in a decline in demand for space at our commercial properties. Our financial results depend significantly on leasing space at our properties to tenants on economically favorable terms. In addition, because a majority of our income comes from leasing real property, our income, funds available to pay indebtedness and funds available for distribution to our shareholders will decrease if a significant number of our tenants cannot pay their rent or if we are not able to maintain our levels of occupancy on favorable terms. If our tenants cannot pay their rent or we are not able to maintain our levels of occupancy on favorable terms, there is also a risk that the fair value of the underlying property will be considered less than its carrying value and we may have to take a charge against earnings. In addition, if a tenant does not pay its rent, we might not be able to enforce our rights as landlord without significant delays and substantial legal costs.

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

The base term of some of our theatre leases are expiring and there is no assurance that such leases will be renewed at existing lease terms or that we can lease any re-claimed space from some of our larger theatres at economically favorable terms.
The base term of some of our theatre leases are expiring. For theatres that are not performing as well as they did in the past, the tenants have and may continue to seek rent or other concessions or not renew at all. Furthermore, some tenants of our larger megaplex theatres desire to down-size the theatres they lease to respond to market trends. As a result, these tenants have and may continue to seek rent or other concessions from us, including requiring us to down-size the theatres or otherwise modify the properties in order to renew their leases. Furthermore, while any such screen reductions would likely create opportunities to reclaim a portion of the former theatres for conversion to other uses, there is no guarantee that we can re-lease such space or that such leases would be at economically favorable terms.

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

In addition, some of our theatre tenants have disclosed that they are subject to pending anti-trust investigations by the U.S. Department of Justice and several states regarding such tenants' alleged anticompetitive practices, including seeking agreements with motion picture distributors for exclusive rights to releases in certain markets. There can be no assurances as to the outcome of such investigations or whether such investigations will materially adversely affect such tenants' operations and, in turn, their ability to perform under their leases.

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
For the year ended December 31, 2015, approximately 20% of our total revenue was derived from rental payments by AMC, one of the nation's largest movie exhibition companies, under leases for megaplex theatre properties. AMCE Entertainment, Inc. (“AMCE”) has guaranteed AMC's performance under substantially all of their leases. We have diversified and expect to continue to diversify our real estate portfolio by entering into lease transactions with a number of other leading operators. Nevertheless, our revenues and our continuing ability to service our debt and pay shareholder dividends are currently substantially dependent on AMC's performance under its leases and AMCE's performance under its guarantee.

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

Imagine, an operator of public charter schools, is a lessee of a substantial number of our public charter school properties. In the past, some of the Company's public charter school properties operated by Imagine have been subject to compliance audits or reviews that resulted in probationary actions and, in some cases, charter revocation. As of December 31, 2015, six of the Company's public charter school properties operated by Imagine have had their charters revoked. We are currently in the process of resolving these issues with Imagine; however, there can be no assurances that any such solutions will satisfy either the respective regulatory body or the Company, and could result in the Company pursuing its remedies under the lease.

Our master lease agreement with Imagine provides certain contractual protections designed to mitigate risk, such as risk arising from the revocation of a charter of one or more Imagine schools. For instance, Imagine is required to maintain irrevocable letters of credit to secure a portion of their annual lease payment owed to us under the master lease agreement. Subject to our approval and certain other terms and conditions, the master lease agreement also allows Imagine to repurchase from us the public charter school properties that are causing technical defaults. Imagine may, in substitution for such properties, sell to us public charter school properties that would otherwise comply with the lease agreement. Through December 31, 2015, Imagine has exercised this right with respect to six properties that suffered a charter revocation and such repurchases and substitutions have been completed. In addition, two schools of the six schools that have charters revoked at December 31, 2015, have been sub-leased by Imagine. However, with respect to other schools without charters for which Imagine is still paying rent, there is no guarantee that acceptable schools will be available for substitutions or that such substitutions or repurchases will be completed. In addition, while governing authorities may approve substitute operators for failed public charter schools to ensure continuity for students, we cannot predict when or whether applicable governing authorities would approve such substitute operators, nor can we predict whether we could reach lease agreements with such substitute tenants on acceptable terms. If Imagine or any other operator is unable to provide adequate substitute collateral under its lease with us, and/or is unable to pay its obligations, we may be required to record an impairment loss or sell schools for less than their net book value.

We are subject to risks relating to provisions included in some of our leases or financing arrangements with charter school operators pursuant to which such operators have the option to purchase leased charter school properties or prepay notes relating to financed charter school properties.
Some of our leases or financing arrangements with charter school operators include provisions pursuant to which tenant operators may purchase leased charter school properties and mortgagor operators may prepay notes relating to financed charter school properties, in each case, subject to option exercise payments or prepayment penalties. Some of these tenant or mortgagor operators may be able to obtain alternative financing on more economically favorable terms, in which case, such operators may choose to exercise their purchase option or prepayment right. If such operators exercise their purchase options or prepayment rights, we cannot provide any assurances that we would be able to redeploy the capital associated with these properties in other investments or that such investments would provide comparable returns, which could reduce our earnings going forward.

There are risks inherent in having indebtedness and the use of such indebtedness to fund acquisitions.
We currently use debt to fund portions of our operations and acquisitions. In a rising interest rate environment, the cost of our existing variable rate debt and any new debt will increase. We have used leverage to acquire properties and expect to continue to do so in the future. Although the use of leverage is common in the real estate industry, our use of debt exposes us to some risks. If a significant number of our tenants fail to make their lease payments and we don't have sufficient cash to pay principal and interest on the debt, we could default on our debt obligations. A substantial amount of our debt financing is secured by mortgages on our properties. If we fail to meet our mortgage payments, the lenders could declare a default and foreclose on those properties.

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
Some of our properties are subject to mortgages that contain customary covenants such as those that limit our ability, without the prior consent of the lender, to further mortgage the applicable property or to discontinue insurance coverage. Our unsecured revolving credit facility, term loan facility, senior notes and other loans that we may obtain in the future contain certain cross-default provisions as well as customary restrictions, requirements and other limitations on our ability to incur indebtedness, including covenants that limit our ability to incur debt based upon the level of our ratio of total debt to total assets, our ratio of secured debt to total assets, our ratio of EBITDA to interest expense and fixed charges. Our ability to borrow under both our unsecured revolving credit facility and our term loan facility is also subject to compliance with certain other covenants. In addition, failure to comply with our covenants could cause a default under the applicable debt instrument, and we may then be required to repay such debt with capital from other sources. Under those circumstances, other sources of capital may not be available to us, or be available only on unattractive terms. Additionally, our ability to satisfy current or prospective lenders' insurance requirements may be adversely affected if lenders generally insist upon greater insurance coverage against acts of terrorism than is available to us in the marketplace or on commercially reasonable terms.

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

If we were to fail to qualify as a REIT in any taxable year (including any prior taxable year for which the statute of limitations remains open), we would face tax consequences that could substantially reduce the funds available for the service of our debt and payment of dividends:

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
We had 49 full-time employees as of December 31, 2015 and, therefore, the impact we may feel from the loss of an employee may be greater than the impact such a loss would have on a larger organization. We are dependent on the efforts of the following individuals: Gregory K. Silvers, our President and Chief Executive Officer; Mark A. Peterson, our Executive Vice President and Chief Financial Officer; Morgan G. Earnest, our Senior Vice President and Chief Investment Officer; Craig L. Evans, our Senior Vice President, General Counsel and Secretary; Thomas B. Wright, III, our Senior Vice President - Human Resources and Administration; Michael L. Hirons, our Senior Vice President - Strategy & Asset Management and Tonya L. Mater; our Vice President and Chief Accounting Officer. While we believe that we could find replacements for our personnel, the loss of their services could harm our operations and adversely affect the value of our shares.

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
The value of real estate fluctuates depending on conditions in the general economy and the real estate business. These conditions may also limit our revenues and available cash. The rents and interest we receive and the occupancy levels at our properties may decline as a result of adverse changes in any of the factors that affect the value of our real estate. If our revenues decline, we generally would expect to have less cash available to pay our indebtedness and distribute to our shareholders. In addition, some of our unreimbursed costs of owning real estate may not decline when the related rents decline.

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
Under federal, state and local environmental laws, we may be required to investigate and clean up any release of hazardous or toxic substances or petroleum products at our properties, regardless of our knowledge or actual responsibility, simply because of our current or past ownership of the real estate. If unidentified environmental problems arise, we may have to make substantial payments, which could adversely affect our cash flow and our ability to service our debt and pay dividends to our shareholders. This is because:

•	as owner, we may have to pay for property damage and for investigation and clean-up costs incurred in connection with the contamination;

•	the law may impose clean-up responsibility and liability regardless of whether the owner or operator knew of or caused the contamination;

•	even if more than one person is responsible for the contamination, each person who shares legal liability under environmental laws may be held responsible for all of the clean-up costs; and

•	governmental entities and third parties may sue the owner or operator of a contaminated site for damages and costs.

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
We have acquired and financed metro ski parks and may continue to do so in the future. The operators of these properties, our tenants or mortgagors, are dependent upon the operations of the properties to pay their rents and service their loans. The ski area operator's ability to attract visitors is influenced by weather conditions and climate change in general, each of which may impact the amount of snowfall during the ski season. Adverse weather conditions may discourage visitors from participating in outdoor activities. In addition, unseasonably warm weather may result in inadequate natural snowfall, which increases the cost of snowmaking, and could render snowmaking wholly or partially ineffective in maintaining quality skiing conditions and attracting visitors. Excessive natural snowfall may materially increase the costs incurred for grooming trails and may also make it difficult for visitors to obtain access to the ski resorts. Prolonged periods of adverse weather conditions, or the occurrence of such conditions during peak visitation periods, could have a material adverse effect on the operator's financial results and could impair the ability of the operator to make rental payments or service our loans.

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

In addition, there is no assurance that planned third-party financing related to development and acquisition opportunities will be provided on a timely basis or at all, thus increasing the risk that such opportunities are delayed or fail to be completed as originally contemplated. We may also abandon development or acquisition opportunities that we have begun pursuing and consequently fail to recover expenses already incurred and have devoted management time to a matter not consummated.  In some cases, we may agree to lease or other financing terms for a development project in advance of completing and funding the project, in which case we are exposed to the risk of an increase in our cost of capital during the interim period leading up to the funding, which can reduce, eliminate or result in a negative spread between our cost of capital and the payments we expect to receive from the project. Furthermore, our acquisitions of new properties or companies will expose us to the liabilities of those properties or companies, some of which we may not be aware at the time of acquisition. In addition, development of our existing properties presents similar risks.  If a development or acquisition is unsuccessful, either because it is not meeting our expectations or was not completed according to our plans, we could lose our investment in the development or acquisition.

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

•
provisions of employment agreements and other compensation arrangements with our employees calling for severance compensation and vesting of equity compensation upon termination of employment upon a change in control or certain events of the officers' termination of service.

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
Our future growth will depend in part on our ability to raise additional capital. If we raise additional capital through the issuance of equity securities, the interests of holders of our common shares could be diluted. Likewise, our Board of Trustees is authorized to cause us to issue preferred shares in one or more series, the holders of which would be entitled to dividends and voting and other rights as our Board of Trustees determines, and which could be senior to or convertible into our common shares. Accordingly, an issuance by us of preferred shares could be dilutive to or otherwise adversely affect the interests of holders of our common shares. As of December 31, 2015, our Series C preferred shares are convertible, at each of the holder's option, into our common shares at a conversion rate of 0.3758 common shares per $25.00 liquidation preference, which is equivalent to a conversion price of approximately $66.52 per common share (subject to adjustment in certain events). Additionally, as of December 31, 2015, our Series E preferred shares are convertible, at each of the holder's option, into our common shares at a conversion rate of 0.4573 common shares per $25.00 liquidation preference, which is equivalent to a conversion price of approximately $54.67 per common share (subject to adjustment in certain events). Under certain circumstances in connection with a change in control of our Company, holders of our Series F preferred shares may elect to convert some or all of their Series F preferred shares into a number of our common shares per Series F preferred share equal to the lesser of (a) the $25.00 per share liquidation preference, plus accrued and unpaid dividends divided by the market value of our common shares or (b) 1.1008 shares. Depending upon the number of Series C, Series E and Series F preferred shares being converted at one time, a conversion of Series C, Series E and Series F preferred shares could be dilutive to or otherwise adversely affect the interests of holders of our common shares. In addition, we may issue a significant amount of equity securities in connection with acquisitions or investments with or without seeking shareholder approval, which could result in significant dilution to our existing shareholders.

Future offerings of debt or equity securities, which may rank senior to our common shares, may adversely affect the market price of our common shares.
If we decide to issue debt securities in the future, which would rank senior to our common shares, it is likely that they will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any equity securities or convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common shares and may result in dilution to owners of our common shares. We and, indirectly, our shareholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our common shares will bear the risk of our future offerings reducing the market price of our common shares and diluting the value of their shareholdings in us.

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
At any time, the U.S. federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be changed, possibly with retroactive effect. In addition, there have been a number of proposals in Congress for major revision of the federal income tax laws, including proposals to adopt a flat tax or replace the income tax system with a national sales tax or value-added tax. We cannot predict if or when any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective or whether any such law, regulation or interpretation may take effect retroactively. We and our shareholders could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative interpretation. Furthermore, any proposals seeking broader reform of U.S. federal income tax laws, if enacted, could change the federal income tax laws applicable to REITs, subject us to federal tax or reduce or eliminate the current deduction for dividends paid to our shareholders, any of which could negatively affect the market for our shares.

Item 1B. Unresolved Staff Comments

There are no unresolved comments from the staff of the SEC required to be disclosed herein as of the date of this Annual Report on Form 10-K.

Item 2. Properties

As of December 31, 2015, our real estate portfolio (including properties securing our mortgage notes) consisted of investments in each of our four operating segments. The Entertainment segment included investments in 131 megaplex theatre properties, nine entertainment retail centers (which include eight additional megaplex theatre properties and one live performance venue) and seven family entertainment centers. The Education segment included investments in 70 public charter school properties, 18 early education centers and three private school properties. The Recreation segment included investments in ten metro ski parks, five waterparks and 19 golf entertainment complexes. The Other segment consisted primarily of the construction in progress and land held for development related to the Adelaar casino and resort project in Sullivan County, New York. Our properties are located in 37 states, the District of Columbia and Ontario, Canada. Except as otherwise noted, all of the real estate investments listed below are owned or ground leased directly by us. The following table lists our owned properties (excludes properties under development, land held for development and properties securing our mortgage notes) listed by segment, their locations, acquisition dates, number of theatre screens (if applicable), number of seats (if applicable), gross square footage, and the tenant.

Property	Location	Acquisition date	Screens	Seats	Building (gross sq. ft)	Tenant
Entertainment Properties:
Huebner Oaks 14	San Antonio, TX	11/97	14	2,576	53,583	Regal
Studio Movie Grill	Dallas, TX	11/97	14	2,962	56,430	Studio Movie Grill
First Colony 24 (1)(18)	Sugar Land, TX	11/97	24	4,684	107,690	AMC
Leawood Town Center 20 (19)	Leawood, KS	11/97	20	962	75,224	AMC
Oakview Plaza 24	Omaha, NE	11/97	24	4,668	107,402	AMC
Lennox Town Center 24 (1)	Columbus, OH	11/97	24	4,461	98,261	AMC
Mission Valley 20 (1)	San Diego, CA	11/97	20	4,173	84,352	AMC
Ontario Mills 30	Ontario, CA	11/97	30	5,454	131,534	AMC
Studio 30	Houston, TX	11/97	30	4,925	136,154	AMC
West Olive 16	Creve Coeur, MO	11/97	16	1,029	60,418	AMC
Huebner Oaks Adjacent Retail	San Antonio, TX	11/97	—	—	27,485	Altitude Trampoline Park
Gulf Pointe 30 (2)	Houston, TX	2/98	30	5,701	130,891	AMC
South Barrington 30	South Barrington, IL	3/98	30	5,687	130,757	AMC
Mesquite 30 (2)	Mesquite, TX	4/98	30	3,095	130,891	AMC
Hampton Town Center 24	Hampton, VA	6/98	24	4,673	107,396	AMC
Raleigh Grande 16	Raleigh, NC	8/98	16	2,596	51,450	Carolina Cinemas
Paradise 24 and XD	Davie, FL	11/98	24	4,180	96,497	Cinemark
Broward 18	Pompano Beach, FL	11/98	18	3,424	73,637	Carmike Cinemas, Inc.
Aliso Viejo Stadium 20	Aliso Viejo, CA	12/98	20	4,238	98,557	Regal
Boise Stadium 22 (1)	Boise, ID	12/98	22	4,883	140,300	Regal
Mesquite Retail Center	Mesquite, TX	1/99	—	—	27,201	Various
Woodridge 18 (2)	Woodridge, IL	6/99	18	4,397	82,000	AMC
Starlight 20	Tampa, FL	6/99	20	3,928	84,000	Carmike Cinemas, Inc.
Westminster Promenade 24 (4)	Westminster, CO	6/99	24	4,693	89,260	AMC
Cary Crossroads Stadium 20	Cary, NC	12/99	20	3,883	77,475	Regal
Palm Promenade 24	San Diego, CA	2/00	24	3,192	88,610	AMC
Gulf Pointe Retail Center	Houston, TX	5/00	—	—	7,808	Various
Westminster Promenade	Westminster, CO	12/01	—	—	134,226	Various
Clearview Palace 12 (1)	Metairie, LA	3/02	12	2,424	70,000	AMC
Elmwood Palace 20	Harahan, LA	3/02	20	4,334	90,391	AMC
Hammond Palace 10	Hammond, LA	3/02	10	1,530	39,850	AMC
Houma Palace 10	Houma, LA	3/02	10	1,766	44,450	AMC
Westbank Palace 16	Harvey, LA	3/02	16	3,053	71,607	AMC
Cherrydale Stadium 16	Greenville, SC	6/02	16	2,814	52,830	Regal
Forum 30	Sterling Heights, MI	6/02	30	4,925	107,712	AMC
Olathe Studio 30	Olathe, KS	6/02	28	4,191	100,251	AMC
Cherrydale Shops	Greenville, SC	6/02	—	—	10,000	Various
Livonia 20	Livonia, MI	8/02	20	3,604	75,106	AMC
Hoffman Center 22 (1)	Alexandria, VA	10/02	22	3,839	132,903	AMC
Colonel Glenn 18	Little Rock, AR	12/02	18	3,997	79,330	Cinemark
AmStar 16-Macon (8)	Macon, GA	3/03	16	2,950	66,400	Southern
Star Southfield 20	Southfield, MI	5/03	20	5,962	112,119	AMC
Star Southfield Center	Southfield, MI	5/03	—	—	48,093	Various
South Wind 12 (17)	Lawrence, KS	6/03	12	2,386	42,497	Regal
New Roc Stadium 18	New Rochelle, NY	10/03	18	4,893	102,267	Regal
New Roc City	New Rochelle, NY	10/03	—	—	343,809	Various
Columbiana Grande Stadium 14 (5)	Columbia, SC	11/03	14	2,938	56,705	Regal
Harbour View Grande 16	Suffolk, VA	11/03	16	3,036	61,500	Regal
Harbour View Marketplace	Suffolk, VA	11/03	—	—	96,624	Various
Cobb Grand 18	Hialeah, FL	12/03	18	4,900	77,400	Cobb
Deer Valley 30	Phoenix, AZ	3/04	30	3,824	113,768	AMC
Mesa Grand 14 (12)	Mesa, AZ	3/04	14	2,956	94,774	AMC
Hamilton 24	Hamilton, NJ	3/04	24	4,183	95,466	AMC
Courtney Park 16 (27)	Mississagua, ON	3/04	16	3,856	92,971	Cineplex
Kanata 24 (27)	Kanata, ON	3/04	24	4,764	89,290	Landmark Cinemas
Whitby 24 (27)	Whitby, ON	3/04	24	4,688	89,290	Landmark Cinemas
Winston Churchill 24 (27)	Oakville, ON	3/04	24	4,772	89,290	Cineplex
Subtotal Entertainment Properties, carried over to next page			1,008	187,049	5,036,182

Property	Location	Acquisition date	Screens	Seats	Building (gross sq. ft)	Tenant
Entertainment Properties:
Subtotal from previous page	n/a	n/a	1,008	187,049	5,036,182
Mississauga Entertainment Centrum (27)	Mississagua, ON	3/04	—	—	115,934	Various
Kanata Entertainment Centrum (27)	Kanata, ON	3/04	—	—	384,373	Various
Whitby Entertainment Centrum (27)	Whitby, ON	3/04	—	—	149,487	Various
Oakville Entertainment Centrum (27)	Oakville, ON	3/04	—	—	140,830	Various
The Grand 16-Layafette (1)(9)	Lafayette, LA	7/04	16	2,744	61,579	Southern
Grand Prairie 18	Peoria, IL	7/04	18	4,063	82,330	Carmike Cinemas, Inc.
Cantera Retail Shops	Warrenville, IL	7/04	—	—	7,500	Various
North East Mall 18 (11)	Hurst, TX	11/04	18	3,914	98,250	Cinemark
The Grand 18-D'lberville (13)	D'Iberville, MS	12/04	18	2,802	59,533	Southern
Avenue 16	Melbourne, FL	12/04	16	3,600	75,850	Carmike Cinemas, Inc.
Mayfaire Stadium 16 (6)	Wilmington, NC	2/05	16	2,907	57,338	Regal
East Ridge 18 (20)	Chattanooga, TN	3/05	18	4,133	82,330	Carmike Cinemas, Inc.
Burbank 16	Burbank, CA	3/05	16	3,749	86,551	AMC
Burbank Village	Burbank, CA	3/05	—	—	34,818	Various
The Grand 14-Conroe	Conroe, TX	6/05	14	2,403	45,000	Southern
Washington Square 12 (15)	Indianapolis, IN	6/05	12	2,070	45,700	AMC
The Grand 18-Hattiesburg (16)	Hattiesurg, MS	9/05	18	2,542	57,367	Southern
Arroyo Grand Staduim 10 (10)	Arroyo Grande, CA	12/05	10	1,714	35,760	Regal
Auburn Stadium 10 (3)	Auburn, CA	12/05	10	1,563	35,089	Regal
Manchester Stadium 16 (14)	Fresno, CA	12/05	16	3,866	80,600	Regal
Modesto Stadium 10 (1)(7)	Modesto, CA	12/05	10	1,889	38,873	Regal
Columbia 14 (1)	Columbia, MD	3/06	14	2,459	63,306	AMC
Firewheel 18 (21)	Garland, TX	3/06	18	3,143	75,252	AMC
White Oak Stadium 14	Garner, NC	4/06	14	2,619	50,810	Regal
The Grand 18 - Winston Salem (1)	Winston Salem, NC	7/06	18	3,496	75,605	Southern
Valley Bend 18	Huntsville, AL	8/06	18	4,150	90,200	Carmike Cinemas, Inc.
Cityplace 14	Kalamazoo, MI	11/06	10	1,007	65,525	Alamo Draft House Cinemas
The Grand 16-Slidell (1)(22)	Slidell, LA	12/06	16	2,695	62,300	Southern
Pensacola Bayou 15	Pensacola, FL	12/06	15	3,361	74,400	Carmike Cinemas, Inc.
The Grand 16 - Pier Park	Panama City Beach, FL	5/07	16	3,636	75,605	Southern
Austell Promenade	Austell, GA	7/07	—	—	18,410	Various
Stadium 14 Cinema	Kalispell, MT	8/07	14	2,088	44,650	Cinemark
The Grand 18 - Four Seasons Stations (1)	Greensboro, NC	11/07	18	3,320	74,517	Southern
Glendora 12 (1)	Glendora, CA	10/08	12	2,186	50,710	AMC
Harbour View Station	Suffolk, VA	6/09	—	—	21,406	Various
Ann Arbor 20	Ypsilanti, MI	12/09	20	5,602	131,098	Cinemark
Buckland Hills 18	Manchester, CT	12/09	18	4,317	87,700	Cinemark
Centreville 12	Centreville, VA	12/09	12	3,094	73,500	Cinemark
Davenport 18	Davenport, IA	12/09	18	3,772	93,755	Cinemark
Fairfax Corner 14	Fairfax, VA	12/09	14	3,544	74,689	Cinemark
Flint West 14	Flint, MI	12/09	14	3,493	85,911	Cinemark
Hazlet 12	Hazlet, NJ	12/09	12	3,000	58,300	Cinemark
Huber Heights 16	Huber Heights, OH	12/09	16	3,511	95,830	Cinemark
North Haven 12	North Haven, CT	12/09	14	1,329	57,202	Cinemark
Preston Crossing 16	Okolona, KY	12/09	16	3,264	79,453	Cinemark
Ritz Center 16	Voorhees, NJ	12/09	16	3,098	62,658	Carmike Cinemas, Inc.
Stonybrook 20	Louisville, KY	12/09	20	3,194	84,202	Carmike Cinemas, Inc.
The Greene 14	Beaver Creek, OH	12/09	14	3,211	73,634	Cinemark
West Springfield 15	West Springfield, MA	12/09	15	3,775	111,166	Cinemark
Western Hills 14	Cincinnati, OH	12/09	14	3,152	63,829	Cinemark
Tinseltown 15	Beaumont, TX	6/10	15	2,805	63,352	Cinemark
Tinseltown USA and XD	Colorado Springs, CO	6/10	20	4,597	109,986	Cinemark
Tinseltown USA 20	El Paso, TX	6/10	20	4,742	109,030	Cinemark
Subtotal Entertainment Properties, carried over to next page			1,705	328,668	9,169,265

Property	Location	Acquisition date	Screens	Seats	Building (gross sq. ft)	Tenant
Entertainment Properties:
Subtotal from previous page	n/a	n/a	1,705	328,668	9,169,265
Movies 16	Grand Prairie, TX	6/10	15	2,654	53,880	Cinemark
Tinseltown 290	Houston, TX	6/10	16	4,369	100,656	Cinemark
Movies 14	McKinney, TX	6/10	14	2,603	56,088	Cinemark
Movies 14-Mishawaka	Mishawaka, IN	6/10	14	2,999	62,088	Cinemark
Hollywood Movies 20	Pasadena, TX	6/10	20	3,156	77,324	Cinemark
Tinseltown 20	Pflugerville, TX	6/10	20	4,654	103,250	Cinemark
Movies 10	Plano, TX	6/10	10	1,612	34,046	Cinemark
Tinseltown	Pueblo, CO	6/10	14	2,649	55,231	Cinemark
Redding 14	Redding, CA	6/10	14	2,101	46,793	Cinemark
Beach Movie Bistro (1)	Virginia Beach, VA	12/10	7	640	20,745	Beach Cinema Bistro Group, Inc.
Dallas Retail	Dallas, TX	12/10	—	—	33,250	GMBG
Cinemagic in Merrimack (24)	Merrimack, NH	3/11	12	1,810	42,400	Cinemagic
Cinemagic & IMAX in Hooksett NH	Hooksett, NH	3/11	15	2,248	55,000	Cinemagic
Cinemagic & IMAX in Saco	Saco, ME	3/11	13	2,256	54,000	Cinemagic
Cinemagic in Westbrook	Westbrook, ME	3/11	16	2,292	53,000	Cinemagic
Magic Valley Mall Theatre (1)	Twin Falls, ID	4/11	13	2,100	38,736	Cinema West
Pinstripes - Northbrook (1)	Northbrook, IL	7/11	—	—	39,289	Pinstripes
Latitude 30	Jacksonville, FL	2/12	—	—	46,000	Latitude Global, Inc.
Latitude 39	Indianapolis, IN	2/12	—	—	65,000	Latitude Global, Inc.
Look Cinemas-Prestonwood (1)	Dallas, TX	3/12	11	1,672	62,684	LOOK Cinemas
Pinstripes - Oakbrook (1)	Oakbrook, IL	3/12	—	—	66,442	Pinstripes
Sandhills 10	Southern Pines, NC	6/12	10	1,696	36,180	Frank Theatres, LLC
Regal Winrock (1)	Albuquerque, NM	6/12	16	3,033	71,297	Regal
Alamo Draft House-Austin	Austin, TX	9/12	10	946	36,000	Alamo Draft House Cinemas
Carmike Champaign (1)	Champaign, IL	9/12	13	2,896	55,063	Carmike Cinemas, Inc.
Regal Virginia Gateway (1)	Gainesville, VA	2/13	10	2,906	57,943	Regal
The Ambassador Theatre (1)(23)	Lafayette, LA	8/13	14	2,267	52,957	Southern
New Iberia Theatre (1)(23)	New Iberia, LA	8/13	10	1,384	32,760	Southern
Alamo Draft House-Mission	San Francisco, CA	8/13	5	537	19,237	Alamo Draft House Cinemas
Hollywood 16 Theatre (1)	Tuscaloosa, AL	9/13	16	2,912	65,442	Cobb
Cantera Stadium 17 (2)	Warrenville, IL	10/13	17	3,866	70,000	Regal
Tampa Veterans 24	Tampa, FL	10/13	24	4,344	94,774	AMC
Cantera FEC (1)	Warrenville, IL	10/13	—	—	35,000	Main Event
Tiger 13	Opelika, AL	11/12	13	2,896	55,063	Carmike Cinemas, Inc.
Bedford Theater 7 (25)	Bedford, IN	4/14	7	1,009	22,152	Regal
Seymour Stadium 8 (25)	Seymour, IN	4/14	8	1,216	24,905	Regal
Wilder Stadium 14 (25)	Wilder, KY	4/14	14	2,047	54,645	Regal
Bowling Green Stadium 12 (25)	Bowling Green, KY	4/14	12	1,803	48,658	Regal
New Albany Stadium 12 (25)	New Albany, IN	4/14	16	2,824	68,575	Regal
Clarksville Stadium 16 (25)	Clarksville, TN	4/14	16	2,824	73,208	Regal
Lycoming Mall 12 (25)	Williamsport, PA	4/14	12	1,872	44,608	Regal
Noblesville Stadium 10 (25)	Noblesville, IN	4/14	10	1,303	33,892	Regal
Moline Stadium 14 (25)	Moline, IL	4/14	14	2,270	54,817	Regal
O'Fallon Stadium 14 (25)	O'Fallon, MO	4/14	14	2,114	51,958	Regal
McDonough Stadium 16 (25)	McDonough, GA	4/14	16	2,602	57,941	Regal
Strawbridge-Virginia Beach	Virginia Beach, VA	2/15	12	1,200	43,764	Regal
Carmike Yulee	Yulee, FL	2/15	10	1,796	36,200	Carmike Cinemas, Inc.
Punch Bowl Social-Schaumburg	Schaumburg, IL	4/15	—	—	25,052	PBS Schaumburg, LLC
Regency 24 Jacksonville	Jacksonville, FL	5/15	24	1,951	82,064	AMC
Regal Crystal Lake 16	Crystal Lake, IL	7/15	16	1,173	73,000	Regal
Alamo Draft House-Laredo	Laredo, TX	12/15	7	816	31,800	Alamo Draft House Cinemas
Subtotal Entertainment Properties			2,295	426,986	11,844,122

Property	Location	Acquisition date	Screens	Seats	Building (gross sq. ft)	Tenant

Education Properties:
Academy of Columbus	Columbus, OH	9/07	—	—	71,949	Imagine Schools, Inc.
East Mesa Charter Elementary	Mesa, AZ	9/07	—	—	45,214	Imagine Schools, Inc.
Imagine Rosefield	Surprise, AZ	9/07	—	—	45,578	Imagine Schools, Inc.
100 Academy of Excellence	Las Vegas, NV	10/07	—	—	59,060	Imagine Schools, Inc.
Groveport Community School	Groveport, OH	10/07	—	—	78,000	Imagine Schools, Inc.
Harvard Avenue Charter School	Cleveland, OH	10/07	—	—	57,652	Harvard Avenue Community School
Hope Community Charter School	Washington, DC	10/07	—	—	34,962	Imagine Schools, Inc.
Imagine Desert West	Phoenix, AZ	10/07	—	—	47,186	Imagine Schools, Inc.
Marietta Charter School	Marietta, GA	10/07	—	—	24,503	Imagine Schools, Inc.
Academy of Environmental Science and Math	St. Louis, MO	6/08	—	—	153,000	Imagine Schools, Inc.
Int'l Academy of Mableton	Mableton, GA	6/08	—	—	43,188	Imagine Schools, Inc.
Master Academy	Fort Wayne, IN	6/08	—	—	106,955	Imagine Schools, Inc.
Romig Road Community School	Akron, OH	6/08	—	—	40,400	Imagine Schools, Inc.
Wesley International Academy	Atlanta, GA	6/08	—	—	51,094	Imagine Schools, Inc.
Imagine Groveport Prep	Groveport, OH	1/10	—	—	72,346	Imagine Schools, Inc.
Imagine Indiana Life Sciences Academy East	Indianapolis, IN	1/10	—	—	121,933	Imagine Schools, Inc.
Imagine Indiana Life Sciences Academy West	Indianapolis, IN	1/10	—	—	79,358	Imagine Schools, Inc.
Mentorship Academy of Digital Arts and Science	Baton Rouge, LA	3/11	—	—	54,975	CSDC
Ben Franklin Academy (1)	Highlands Ranch, CO	4/11	—	—	64,779	Benjamin Franklin Acad Project Development
Bradley Academy of Excellence	Goodyear, AZ	4/11	—	—	37,502	Bradley Project Development
American Leadership Academy	Gilbert, AZ	6/11	—	—	61,149	PCI ALA Gilbert LLC
Champions School	Phoenix, AZ	6/11	—	—	24,582	Phoenix Charter Properties
Loveland Classical	Loveland, CO	6/11	—	—	44,600	Loveland Classical School Project Development
Prospect Ridge Academy	Broomfield, CO	8/11	—	—	60,818	Prospect Ridge Acad Project Development
South Phoenix Academy	Phoenix, AZ	11/11	—	—	56,724	Skyline Schools Project Development
Pacific Heritage	Salt Lake City, UT	3/12	—	—	45,125	Pacific Heritage Acad Project Development
Valley Academy	Hurricane, UT	3/12	—	—	25,324	Valley Acad Project Development
Odyssey Institute for International & Advanced Studies	Buckeye, AZ	4/12	—	—	85,154	Schoolhouse Buckeye LLC
American Leadership Academy-Queen Creek Campus	Gilbert, AZ	5/12	—	—	211,440	Schoolhouse Queen Creek LLC
North East Carolina Prep Academy	Tarboro, NC	7/12	—	—	110,000	NE Carolina Prep Acad Project Development
Chester Community Charter School	Chester Upland, PA	3/13	—	—	25,200	CSMI
Lowcountry Leadership	Hollywood, SC	3/13	—	—	59,181	Lowcountry Leadership Project Development
Children's Learning Adventure	Lake Pleasant, AZ	3/13	—	—	15,309	CLA Properties
Camden Community Charter School	Camden, NJ	4/13	—	—	59,024	CSMI
Bella Mente Academy	Vista, CA	5/13	—	—	26,454	Bella Mente Project Development
Imagine Academy at Sullivant	Columbus, OH	5/13	—	—	41,575	Imagine Schools, Inc.
Imagine Klepinger Community School	Dayton, OH	5/13	—	—	52,112	Imagine Schools, Inc.
Imagine Madison Avenue	Toledo, OH	5/13	—	—	48,375	Imagine Schools, Inc.
Imagine Columbia Leadership	Columbia, SC	5/13	—	—	21,690	Imagine Schools, Inc.
Subtotal Education Properties, carried over to next page			—	—	2,363,470

Property	Location	Acquisition date	Screens	Seats	Building (gross sq. ft)	Tenant
Education Properties:
Subtotal from previous page	n/a	n/a	—	—	2,363,470
Learning Foundation & Performing Arts Academy	Gilbert, AZ	5/13	—	—	52,723	CAFA Gilbert Investments
McKinley Academy	Chicago, IL	5/13	—	—	62,900	Concept Schools
Global Village Academy-Colorado Springs	Colorado Springs, CO	6/13	—	—	110,000	GVA CS Project Development
Skyline Chandler	Chandler, AZ	7/13	—	—	70,000	Skyline Chandler Project Development
Harrisburg Pike Community	Columbus, OH	11/13	—	—	67,043	Imagine Schools, Inc.
Children's Learning Adventure	Goodyear, AZ	6/13	—	—	20,746	CLA Properties
American Intl School of Utah	Salt Lake City, UT	7/13	—	—	160,000	Schoolhouse Galleria LLC
Children's Learning Adventure	Oklahoma City, OK	8/13	—	—	25,737	CLA Properties
Children's Learning Adventure	Las Vegas, NV	9/13	—	—	16,534	CLA Properties
Children's Learning Adventure	Coppell, TX	9/13	—	—	25,737	CLA Properties
Children's Learning Adventure	Las Vegas, NV	9/13	—	—	25,737	CLA Properties
Franklin Academy Palm Beach	Palm Beach, FL	10/13	—	—	80,000	Discovery Schools
iLEAD Charter School	Mesa, AZ	12/13	—	—	34,647	iLEAD Lancaster Project Development
North Carolina Leadership Academy	Kernersville, NC	12/13	—	—	38,448	NC Leadership Project Development
Basis Private San Jose	San Jose, CA	12/13	—	—	80,604	Highmark Independent LLC
Basis Private Brooklyn (1)	Brooklyn, NY	12/13	—	—	89,556	Highmark Independent LLC
Children's Learning Adventure	Mesa, AZ	1/14	—	—	25,744	CLA Properties
Global Village Academy-Fort Collins	Fort Collins, CO	2/14	—	—	51,180	GVA FC Project Development
British School of Chicago	Chicago, IL	2/14	—	—	102,000	British Schools of America
Wilson Prep Academy	Wilson, NC	3/14	—	—	29,000	Wilson Prep Project Development
Children's Learning Adventure	Gilbert, AZ	3/14	—	—	25,737	CLA Properties
Impact Charter Elementary	Baker, LA	4/14	—	—	34,033	ICE Project Development LLC
Bradford Preparatory School	Charlotte, NC	5/14	—	—	23,790	Bradford Charter Holdings LLC
Horizon Science Academy South Chicago	Chicago, IL	5/14	—	—	53,885	Concept Schools
Children's Learning Adventure	Cedar Park, TX	7/14	—	—	25,737	CLA Properties
Phoenix Academy High School	High Point, NC	7/14	—	—	39,000	Phoenix Academy Project Development
Champion Fit Kids	Chandler, AZ	8/14	—	—	31,240	American Charter Development
Children's Learning Adventure	Centennial, CO	8/14	—	—	25,737	CLA Properties
LowCountry Montessori	Port Royal, SC	9/14	—	—	28,070	Lowcountry Charter Holdings LLC
Global Village Academies - Douglas County	Parker, CO	1/15	—	—	37,180	Global Village Academy
Global Village International - Parker	Parker, CO	1/15	—	—	6,260	Global Village International
Global Village International - Littleton	Littleton, CO	1/15	—	—	8,777	Global Village International
Global Village International - Lakewood	Lakewood, CO	1/15	—	—	4,995	Global Village International
Global Village International - Castle Rock	Castle Rock, CO	1/15	—	—	8,580	Global Village International
Global Village International - Arvada	Arvada, CO	1/15	—	—	4,995	Global Village International
Du Bois School of Arts and Technology	Memphis, TN	2/15	—	—	135,959	DuBois Lanier Project Development LLC
Macon Charter Academy	Macon, GA	2/15	—	—	70,700	Macon Charter Academy
Pineapple Cove	Palm Bay, FL	3/15	—	—	32,000	Pineapple Cove Classical Academy
Subtotal Education Properties, carried over to next page			—	—	4,128,481

Property	Location	Acquisition date	Screens	Seats	Building (gross sq. ft)	Tenant
Education Properties:
Subtotal from previous page	n/a	n/a	—	—	4,128,481
Global Village International - Lafayette	Lafayette, CO	4/15	—	—	4,950	Global Village International
Phoenix Academy II	High Point, NC	6/15	—	—	60,000	Phoenix Academy Project Development
Bridgeton Charter	Bridgeton, NJ	9/15	—	—	20,000	Bridgeton Project Development LLC
Carrington Academy	Atlanta, GA	10/15	—	—	13,797	Nobel Learning Communities Inc
Carrington Academy	Atlanta, GA	10/15	—	—	13,930	Nobel Learning Communities Inc
Subtotal Education Properties			—	—	4,241,158

Recreation Properties:
Mad River Mountain (1)(26)	Bellfontaine, OH	11/05	—	—	48,427	Peak Resorts, Inc.
Topgolf-Allen (1)	Allen, TX	2/12	—	—	63,242	Topgolf USA
Topgolf-Dallas (1)	Dallas, TX	2/12	—	—	46,400	Topgolf USA
Topgolf-Houston (1)	Houston, TX	9/12	—	—	65,000	Topgolf USA
WISP Resort (1) (28)	McHenry, MD	12/12	—	—	113,135	Everbright Pacific, LLC
Topgolf-Colony	Colony, TX	12/12	—	—	64,100	Topgolf USA
Camelback Mountain Resort (29)	Tannersville, PA	9/13	—	—	155,669	CBK
Topgolf-Alpharetta	Alpharetta, GA	5/13	—	—	64,232	Topgolf USA
Topgolf-Scottsdale (1)	Scottsdale, AZ	6/13	—	—	59,850	Topgolf USA
Topgolf-Spring	Spring, TX	7/13	—	—	64,232	Topgolf USA
Topgolf-San Antonio (1)	San Antonio, TX	12/13	—	—	64,232	Topgolf USA
Topgolf-Brandon (1)	Tampa, FL	2/14	—	—	64,232	Topgolf USA
Topgolf-Gilbert	Gilbert, AZ	2/14	—	—	64,232	Topgolf USA
Topgolf-Overland Park	Overland Park, KS	5/14	—	—	65,000	Topgolf USA
Topgolf-Dulles (1)	Ashburn, VA	6/14	—	—	64,232	Topgolf USA
Topgolf-Mid Town Atlanta	Atlanta, GA	6/14	—	—	65,000	Topgolf USA
Topgolf-Centennial	Centennial, CO	6/14	—	—	65,000	Topgolf USA
Topgolf-Naperville	Naperville, IL	8/14	—	—	64,232	Topgolf USA
Topgolf-Okalhoma City	Oklahoma City, OK	9/14	—	—	65,000	Topgolf USA
Topgolf-Webster	Webster, TX	11/14	—	—	64,232	Topgolf USA
Topgolf-Virginia Beach	Virginia Beach, VA	12/14	—	—	64,232	Topgolf USA
Wintergreen Resort (1) (30)	Wintergreen, VA	2/15	—	—	164,612	Pacific Group Resorts Inc.
Camelback Lodge (1)	Tannersville, PA	5/15	—	—	580,527	CBK Lodge & CBH20
Subtotal Recreation Properties			—	—	2,199,050

Total			2,295	426,986	18,284,330

(1)
Third-party ground leased property. Although we are the tenant under a ground lease and have assumed responsibility for performing the obligations thereunder, pursuant to the lease, the tenant is responsible for performing our obligations under the ground lease.

(2)
In addition to the theatre property itself, we have acquired land parcels adjacent to the theatre property, which we have or intend to lease or sell to restaurant or other entertainment themed operators.

(3)	Property is included as security for a $5.3 million mortgage notes payable.

(4)	Property is included as security for a $4.8 million mortgage note payable.

(5)	Property is included as security for a $6.7 million mortgage note payable.

(6)	Property is included as security for a $6.3 million mortgage note payable.

(7)	Property is included as security for a $3.9 million mortgage note payable.

(8)	Property is included as security for a $5.3 million mortgage note payable.

(9)	Property is included as security for a $7.4 million mortgage note payable.

(10)	Property is included as security for a $4.0 million mortgage note payable.

(11)	Property is included as security for a $12.0 million mortgage note payable.

(12)	Property is included as security for a $12.8 million mortgage note payable.

(13)	Property is included as security for a $9.4 million mortgage note payable.

(14)	Property is included as security for a $9.7 million mortgage note payable.

(15)	Property is included as security for a $4.2 million mortgage note payable.

(16)	Property is included as security for a $8.5 million mortgage note payable.

(17)	Property is included as security for a $3.9 million mortgage note payable

(18)	Property is included as security for a $15.0 million mortgage note payable.

(19)	Property is included as security for a $12.6 million mortgage note payable.

(20)	Property is included as security for a $10.3 million mortgage note payable.

(21)	Property is included as security for a $13.1 million mortgage note payable.

(22)	Property is included as security for $10.6 million bond payable.

(23)	Property is included as security for a $14.4 million bond payable.

(24)	Property in included as security for a $3.5 million mortgage note payable.

(25)	Property is included as security for a $93.6 million mortgage note payable.

(26)	Property includes approximately 60 skiable acres.

(27)	Property is located in Ontario, Canada.

(28)	Property includes 690 skiable acres.

(29)	Property includes 160 skiable acres.

(30)	Property includes 129 skiable acres.

As of December 31, 2015, our owned portfolio of entertainment properties consisted of 11.8 million square feet and was 98% leased, including 10.0 million square feet of owned megaplex theatre properties that were 100% leased. The following table sets forth lease expirations regarding EPR’s owned megaplex theatre portfolio as of December 31, 2015 (dollars in thousands).

Megaplex Theatre Portfolio
Year	Number of Properties		Square Footage	Revenue for the Year Ended December 31, 2015 (1)	% of Company's Total Revenue
2016	4		423,934	$9,253	2.2%
2017	4		332,438	7,377	1.7%
2018	16		1,350,489	26,462	6.3%
2019	5		460,458	12,621	3.0%
2020	8		571,829	14,006	3.3%
2021	5		279,245	7,568	1.8%
2022	12		874,935	22,299	5.3%
2023	5		497,875	10,540	2.5%
2024	14		1,118,487	27,776	6.6%
2025	8		500,125	14,167	3.3%
2026	6		379,977	10,767	2.6%
2027	13	(2)	685,481	15,028	3.6%
2028	4		246,513	6,104	1.4%
2029	16	(3)	1,314,991	16,201	3.8%
2030	1		36,200	742	0.2%
2031	5	(4)	297,371	6,981	1.7%
2032	3		119,566	2,047	0.5%
2033	6		313,641	4,536	1.1%
2034	2		111,493	1,977	0.5%
2035	2		51,037	74	—%
Thereafter	—		—	—	—%
	139		9,966,085	$216,526	51.4%

(1)	Consists of rental revenue and tenant reimbursements.

(2)	Eleven of these properties are leased under a master lease.

(3)	Fifteen of these theatre properties are leased under a master lease.

(4)	Four of these theatre properties are leased under a master lease.

As of December 31, 2015, our owned portfolio of education properties consisted of 4.2 million square feet and was 100% leased. The following table sets forth lease expirations regarding EPR’s owned education portfolio as of December 31, 2015 (dollars in thousands).

	Education Portfolio
Year	Number of Properties		Square Footage	Revenue for the Year Ended December 31, 2015	% of Company's Total Revenue
2016	1		—	$236	0.1%
2017	1		59,024	1,294	0.3%
2018	—		—	—	—%
2019	—		—	—	—%
2020	—		—	—	—%
2021	—		—	—	—%
2022	—		—	—	—%
2023	—		—	—	—%
2024	—		—	—	—%
2025	—		—	—	—%
2026	—		—	—	—%
2027	—		—	—	—%
2028	—		—	—	—%
2029	—		—	—	—%
2030	—		—	—	—%
2031	11	(1)	469,018	7,703	1.8%
2032	13	(2)	899,445	17,062	4.1%
2033	16	(3)	969,887	16,464	3.9%
2034	15		763,367	18,638	4.4%
2035	24	(4)	1,028,943	13,000	3.1%
Thereafter	2		51,474	204	—%
	83		4,241,158	$74,601	17.7%

(1)	Four of these education properties are leased under a master lease to Imagine.

(2)	Five of these education properties are leased under a master lease to Imagine.

(3)	Nine of these education properties are leased under a master lease to Imagine.

(4)	Three of these education properties are leased under a master lease to Imagine.

As of December 31, 2015, our owned portfolio of recreation properties consisted of approximately 2.2 million square feet of buildings and 1,210 acres of land, and was 100% leased. The following table sets forth lease expirations regarding EPR’s owned recreation portfolio as of December 31, 2015 (dollars in thousands).

Recreation Portfolio
Year	Number of Properties	Square Footage	Revenue for the Year Ended December 31, 2015	% of Company's Total Revenue
2016	—	—	$—	—%
2017	—	—	—	—%
2018	—	—	—	—%
2019	—	—	—	—%
2020	—	—	—	—%
2021	—	—	—	—%
2022	—	—	—	—%
2023	—	—	—	—%
2024	—	—	—	—%
2025	—	—	—	—%
2026	—	—	—	—%
2027	1	113,135	2,896	0.7%
2028	—	—	—	—%
2029	—	—	—	—%
2030	—	—	—	—%
2031	—	—	—	—%
2032	3	174,642	4,506	1.1%
2033	1	64,100	1,676	0.4%
2034	6	365,205	10,638	2.5%
2035	11	1,481,968	20,834	4.9%
Thereafter	—	—	—	—%
	22	2,199,050	$40,550	9.6%

Our properties are located in 37 states, the District of Columbia and in the Canadian province of Ontario. The following table sets forth certain state-by-state and Ontario, Canada information regarding our owned real estate portfolio as of December 31, 2015 (dollars in thousands). This data does not include the public charter schools recorded as a direct financing lease.

Location	Building (gross sq. ft)	Rental revenue for the year ended December 31, 2015 (1)	% of Rental Revenue
Texas	2,140,907	$44,286	12.8%
Ontario, Canada	1,151,465	33,688	9.7%
Arizona	1,050,674	22,745	6.5%
Illinois	1,004,267	19,770	5.7%
Florida	992,659	22,333	6.4%
Virginia	983,546	15,876	4.6%
California	973,189	31,833	9.2%
Colorado	886,554	14,560	4.2%
Pennsylvania	806,004	13,422	3.9%
North Carolina	723,613	13,458	3.9%
Michigan	625,564	11,834	3.4%
Louisiana	614,902	12,039	3.5%
New York	535,632	11,925	3.4%
Ohio	379,981	5,574	1.6%
Georgia	370,410	6,199	1.8%
Indiana	322,312	5,110	1.5%
New Jersey	295,448	6,243	1.8%
Tennessee	291,497	4,642	1.3%
Kansas	282,972	5,970	1.7%
Kentucky	266,958	4,766	1.4%
Utah	230,449	3,478	1.0%
Alabama	210,705	4,318	1.2%
South Carolina	206,786	3,391	1.0%
Idaho	179,036	2,714	0.8%
Maryland	176,441	4,151	1.2%
Connecticut	144,902	2,675	0.8%
Mississippi	116,900	3,017	0.9%
Missouri	112,376	1,971	0.6%
Massachusetts	111,166	766	0.2%
Nebraska	107,402	1,836	0.5%
Maine	107,000	1,700	0.5%
New Hampshire	97,400	2,072	0.6%
Iowa	93,755	1,155	0.3%
Oklahoma	90,737	2,185	0.6%
Arkansas	79,330	1,586	0.4%
New Mexico	71,297	1,251	0.4%
Montana	44,650	911	0.2%
Nevada	42,271	1,756	0.5%
	16,921,157	$347,206	100.0%

(1)	Consists of rental revenue and tenant reimbursements.

Office Location
Our executive office is located in Kansas City, Missouri and is leased from a third-party landlord. The office occupies approximately 39 thousand square feet with projected 2016 annual rent of approximately $594 thousand. The lease is scheduled to expire on September 30, 2026, with two separate five-year extension options available.
Tenants and Leases
Our existing leases on rental property (on a consolidated basis - excluding unconsolidated joint venture properties) provide for aggregate annual minimum rentals of approximately $364.8 million (not including periodic rent escalations, percentage rent or straight-line rent). Our entertainment portfolio has an average remaining base term life of approximately nine years, our education portfolio has an average remaining base term life of approximately 18 years and our recreation portfolio has an average remaining base term life of approximately 19 years. These leases may be extended for predetermined extension terms at the option of the tenant. Our leases are typically triple-net leases that require the tenant to pay substantially all expenses associated with the operation of the properties, including taxes, other governmental charges, insurance, utilities, service, maintenance and any ground lease payments.

Property Acquisitions and Developments in 2015
Our property acquisitions and developments in 2015 consisted primarily of spending in each of our primary segments of Entertainment, Education and Recreation. The percentage of total investment spending related to build-to-suit projects, including investment spending for mortgage notes, increased to approximately 81% in 2015 from approximately 73% in 2014, and we expect this trend toward more build-to-suit projects to continue in 2016. Many of our build-to-suit opportunities come to us from our existing strong relationships with property operators and developers.

Item 3. Legal Proceedings

On June 7, 2011, affiliates of Louis Cappelli, Concord Associates, L.P., Concord Resort, LLC and Concord Kiamesha LLC (the “Cappelli Group”), filed a complaint with the Supreme Court of the State of New York, County of Sullivan, against two subsidiaries of the Company seeking (i) a declaratory judgment concerning the Company's obligations under a previously disclosed settlement agreement involving these entities, (ii) an order that the Company execute the golf course lease and the “Racino Parcel” lease subject to the settlement agreement, and (iii) an extension of the restrictive covenant against ownership or operation of a casino on the Adelaar resort property under the settlement agreement (the “Restrictive Covenant”), which covenant was set to expire on December 31, 2011. The Company filed counterclaims seeking related relief. The Cappelli Group subsequently obtained leave to discontinue its claims, but the counterclaims remained pending. On June 30, 2014, the Court (i) denied the Cappelli Group’s motion to dismiss the counterclaims, (ii) granted the Company's motion for summary judgment finding that the Cappelli Group missed the December 31, 2011 deadline to fully execute a master credit agreement which was a condition to the Company’s obligation to continue its joint development activities with the Cappelli Group under the settlement agreement, (iii) granted the Company’s motion for summary judgment finding that the Restrictive Covenant had expired, and (iv) granted the Company’s motion for declaratory relief declaring the Company as master developer of the Adelaar resort property. The Cappelli Group perfected its appeal of the summary judgment decision in the Appellate Division, Third Department on December 30, 2014. On July 30, 2015, the Appellate Division, Third Department affirmed the lower court’s decision granting summary judgment in favor of the Company. On August 27, 2015, the Cappelli Group filed a motion in the Appellate Division for leave to appeal to the Court of Appeals. On November 23, 2015, the Cappelli Group’s motion for leave to appeal the summary judgment decision was denied. As a result, this case is now closed.

On October 20, 2011, the Cappelli Group also filed suit against the Company and two affiliates in the Supreme Court of the State of New York, County of Westchester, asserting a claim for breach of contract and the implied covenant of good faith, and seeking damages of at least $800 million, based on the same allegations as in the action the Cappelli Group filed in Sullivan County Supreme Court. The Company has moved to dismiss the Amended Complaint in Westchester County based on the Sullivan County Supreme Court’s June 30, 2014 decision (which has now been affirmed). On January 26, 2016, the Supreme Court denied the Company's motion to dismiss but ordered the Cappelli Group to amend its pleading and remove all claims and allegations previously determined by the Third Department (discussed above). On February 18, 2016, the Cappelli Group revised their amended complaint, which the Company believes remains deficient.

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

The Company has not determined that losses related to these matters are probable. Because of the favorable rulings described above, and the pending or potential appeals, together with the inherent difficulty of predicting the outcome of litigation generally, the Company does not have sufficient information to determine the amount or range of reasonably possible loss with respect to these matters. The Company’s assessments are based on estimates and assumptions that have been deemed reasonable by management, but that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause the Company to change those estimates and assumptions. The Company intends to vigorously defend the claims asserted against the Company and certain of its subsidiaries by the Cappelli Group and its affiliates, for which the Company believes it has meritorious defenses, but there can be no assurances as to the outcome of the claims and related litigation.

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

	High	Low	Dividend
2015:
Fourth quarter	$59.42	$50.85	$0.908
Third quarter	57.79	49.24	0.908
Second quarter	61.70	54.70	0.908
First quarter	65.76	56.64	0.908
2014:
Fourth quarter	$59.29	$49.91	$0.855
Third quarter	60.80	50.24	0.855
Second quarter	55.90	52.50	0.855
First quarter	54.76	48.38	0.855

We declared dividends to common shareholders aggregating $3.63 and $3.42 per common share in 2015 and 2014, respectively.

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

During the year ended December 31, 2015, the Company did not sell any unregistered equity securities.

On February 23, 2016, there were approximately 893 holders of record of our outstanding common shares.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2015 common stock	—		$—	—	$—
November 1 through November 30, 2015 common stock	4,109	(1)	57.53	—	—
December 1 through December 31, 2015 common stock	5,283	(1)	56.79	—	—

Total	9,392		$57.11	—	$—

(1) The repurchases of equity securities during November and December of 2015 were completed in conjunction with employee stock option exercises. These repurchases were not made pursuant to a publicly announced plan or program.

Share Performance Graph

The following graph compares the cumulative return on our common shares during the five year period ended December 31, 2015, to the cumulative return on the MSCI U.S. REIT Index and the Russell 2000 Index for the same period. The comparisons assume an initial investment of $100 and the reinvestment of all dividends during the comparison period. Performance during the comparison period is not necessarily indicative of future performance.

TOTAL RETURN TO STOCKHOLDERS
(Assumes $100 investment on 12/31/10)
EPR Properties
MSCI US REIT Index
Russell 2000 Index
Dollars
190
175
160
145
130
115
100
85
2010
2011
2012
2013
2014
2015

Total Return Analysis
	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
EPR Properties	$100.00	$100.76	$113.68	$128.88	$160.91	$173.84
MSCI US REIT Index	$100.00	$108.69	$128.00	$131.17	$171.01	$175.32
Russell 2000 Index	$100.00	$95.82	$111.49	$154.78	$162.35	$155.18
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

Item 6. Selected Financial Data
Operating statement data
(Dollars in thousands except per share data)

	Year Ended December 31,
	2015	2014	2013	2012	2011
Rental revenue	$330,886	$286,673	$248,709	$234,517	$219,733
Tenant reimbursements	16,320	17,663	18,401	18,575	17,965
Other income	3,629	1,009	1,682	738	374
Mortgage and other financing income	70,182	79,706	74,272	63,977	55,564
Total revenue	421,017	385,051	343,064	317,807	293,636
Property operating expense	23,433	24,897	26,016	24,915	24,204
Other expense	648	771	658	1,382	1,613
General and administrative expense	31,021	27,566	25,613	23,170	20,173
Retirement severance expense	18,578	—	—	—	—
Costs associated with loan refinancing or payoff, net	270	301	6,166	627	1,877
Gain on early extinguishment of debt	—	—	(4,539)	—	—
Interest expense, net	79,915	81,270	81,056	76,656	71,295
Transaction costs	7,518	2,452	1,955	404	1,727
Provision for loan losses	—	3,777	—	—	—
Impairment charges	—	—	—	3,074	2,531
Depreciation and amortization	89,617	66,739	53,946	46,698	42,975
Income before equity in income from joint ventures and other items	170,017	177,278	152,193	140,881	127,241
Equity in income from joint ventures	969	1,273	1,398	1,025	2,847
Gain on sale or acquisition, net	23,829	1,209	3,017	—	—
Gain on sale of investment in a direct financing lease	—	220	—	—	—
Gain on previously held equity interest	—	—	4,853	—	—
Income before income taxes	194,815	179,980	161,461	141,906	130,088
Income tax benefit (expense)	(482)	(4,228)	14,176	—	—
Income from continuing operations	$194,333	$175,752	$175,637	$141,906	$130,088
Discontinued operations:
Income (loss) from discontinued operations	199	505	333	620	(34,367)
Transaction (costs) benefit	—	3,376	—	—	—
Impairment charges	—	—	—	(20,835)	—
Gain (loss) on sale, net from discontinued operations	—	—	4,256	(27)	19,545
Net income	194,532	179,633	180,226	121,664	115,266
Add: Net income attributable to noncontrolling interests	—	—	—	(108)	(38)
Net income attributable to EPR Properties	194,532	179,633	180,226	121,556	115,228
Preferred dividend requirements	(23,806)	(23,807)	(23,806)	(24,508)	(28,140)
Preferred share redemption costs	—	—	—	(3,888)	(2,769)
Net income available to common shareholders of EPR Properties	$170,726	$155,826	$156,420	$93,160	$84,319
Per share data attributable to EPR Properties shareholders:
Basic earnings per share data:
Income from continuing operations	$2.93	$2.80	$3.16	$2.42	$2.13
Income (loss) from discontinued operations	0.01	0.07	0.10	(0.43)	(0.32)
Net income available to common shareholders	$2.94	$2.87	$3.26	$1.99	$1.81
Diluted earnings per share data:
Income from continuing operations	$2.92	$2.79	$3.15	$2.41	$2.12
Income (loss) from discontinued operations	0.01	0.07	0.09	(0.43)	(0.32)
Net income available to common shareholders	$2.93	$2.86	$3.24	$1.98	$1.80
Shares used for computation (in thousands):
Basic	58,138	54,244	48,028	46,798	46,640
Diluted	58,328	54,444	48,214	47,049	46,901
Cash dividends declared per common share	$3.63	$3.42	$3.16	$3.00	$2.80

The Company adopted FASB Accounting Standards Update (ASU) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, in 2014.

Balance sheet data
(Dollars in thousands)

The balance sheet data below reflects the reclassification of deferred financing costs, net, as we early adopted the FASB issued Accounting Standards Update (ASU) No. 2015-03, Simplifying the Presentation of Debt Issue Costs, during 2015 and applied the guidance retrospectively. The costs unrelated to our unsecured revolving credit facility are shown as a reduction of debt for the years presented.

	December 31,
	2015	2014	2013	2012	2011
Net real estate investments	$3,427,729	$2,839,333	$2,394,966	$2,113,434	$2,031,090
Mortgage notes and related accrued interest receivable, net	423,780	507,955	486,337	455,752	325,097
Investment in a direct financing lease, net	190,880	199,332	242,212	234,089	233,619
Total assets	4,217,270	3,686,275	3,254,372	2,931,827	2,721,980
Dividends payable	24,352	22,233	19,552	41,186	38,711
Debt	1,981,920	1,629,750	1,457,432	1,353,929	1,142,280
Total liabilities	2,143,402	1,759,786	1,566,358	1,471,929	1,223,877
Equity	2,073,868	1,926,489	1,688,014	1,459,898	1,498,103

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

As of December 31, 2015, our total assets were approximately $4.2 billion (after accumulated depreciation of approximately $0.5 billion) which included investments in each of our four operating segments with properties located in 37 states, the District of Columbia and Ontario, Canada.

•
Our Entertainment segment included investments in 131 megaplex theatre properties, nine entertainment retail centers (which include eight additional megaplex theatre properties and one live performance venue) and seven family entertainment centers. Our portfolio of owned entertainment properties consisted of 11.8 million square feet and was 98% leased, including megaplex theatres that were 100% leased.

•
Our Education segment included investments in 70 public charter school properties, 18 early education centers and three private schools. Our portfolio of owned education properties consisted of 4.2 million square feet and was 100% leased.

•	Our Recreation segment included investments in 10 metro ski parks, five waterparks and 19 golf entertainment complexes. Our portfolio of owned recreation properties was 100% leased.

•	Our Other segment consisted primarily of the property under development and land held for development related to the Adelaar casino and resort project in Sullivan County, New York.

The combined owned portfolio consisted of 18.3 million square feet and was 99% leased. As of December 31, 2015, we also had invested approximately $378.9 million in property under development.

Operating Results
Our total revenue, net income available to common shareholders and Funds From Operations As Adjusted ("FFOAA") per diluted share are detailed below for the years ended December 31, 2015 and 2014 (in millions, except per share information):

	Year ended December 31,
	2015	2014	Increase
Total revenue	$421.0	$385.1	9%
Net income available to common shareholders of EPR Properties	170.7	155.8	10%
FFOAA per diluted share	4.44	4.13	8%

Year ended December 31, 2015

•
Our total revenue, net income available to common shareholders and FFOAA per diluted share for the year ended December 31, 2015 were favorably impacted from the capitalization of interest expense related to the Adelaar casino and resort project of $8.7 million, by the results of investment spending in 2014 and 2015 and lower financing rates.

•
Our total revenue, net income available to common shareholders and FFOAA per diluted share for the year ended December 31, 2015 were unfavorably impacted by the sale of four public charter schools in April 2014 and the payoff of various mortgage notes due from Peak Resorts, Inc. ("Peak") in December 2014, as well as a weaker Canadian dollar exchange rate.

•
Our net income available to common shareholders for the year ended December 31, 2015 was favorably impacted by net gains from property dispositions of $23.8 million and unfavorably impacted by retirement severance expense of $18.6 million related to the retirement of our former Chief Executive Officer and higher transaction costs.

•
Our net income available to common shareholders and FFOAA per diluted share for the year ended December 31, 2015 was favorably impacted by lower income tax expense related to our Canadian operations and was unfavorably impacted by higher general and administrative costs.

Year ended December 31, 2014

•
Our total revenue, net income available to common shareholders and FFOAA per diluted share for the year ended December 31, 2014 were favorably impacted by the results of investment spending in 2013 and 2014, a $5.0 million prepayment fee, lower financing rates and lower bad debt expense.

•
Our total revenue, net income available to common shareholders and FFOAA per diluted share for the year ended December 31, 2014 were unfavorably impacted by the sale of four public charter schools in April 2014 and and the payoff of various mortgage notes due from Peak in December 2014.

•
Our net income available to common shareholders for the year ended December 31, 2014 was favorably impacted by a $3.4 million reversal of a liability that was established related to the acquisition of Toronto Dundas Square (now sold), as well as gains from property dispositions of $1.4 million, and was unfavorably impacted by a $3.8 million provision for loan loss.

•
Our net income available to common shareholders and FFOAA per diluted share for the year ended December 31, 2014 were unfavorably impacted by higher general and administrative costs, as well as higher income tax expense related to our Canadian operations.

•	Our per share results for the year ended December 31, 2014 were also unfavorably impacted by lower average leverage (measured by debt to gross assets) than in the prior year.

FFOAA is a non-GAAP financial measure. For the definitions and further details on the calculations of FFOAA and certain other non-GAAP financial measures, see the section below titled "Funds From Operations (FFO), Funds From Operations As Adjusted (FFOAA) and Adjusted Funds from Operations (AFFO)."

Investment Spending Overview
During 2015, our total investment spending of $632.0 million was a slight increase over our investment spending in 2014 with increases coming in our Education and Recreation segments, and offset by a decrease in our Entertainment segment.

During 2015, our investment spending in our Entertainment segment was $106.1 million compared to $170.8 million in the prior year. The prior year included an acquisition of an 11 theatre portfolio for approximately $118 million. We continued to have build-to-suit opportunities available for megaplex theatres at attractive terms with both existing and new tenants. Additionally, many megaplex theatre operators are expanding their food and beverage options and are now including in-theatre dining options, luxury seating and alcohol availability. This trend is expected to continue to provide build-to-suit opportunities for us in the future as well. In addition, we continue to diversify our tenant base in the Entertainment segment. Over the last five years, revenue from our largest tenant, American Multi-Cinema, Inc., have decreased from 36% of our total revenue to 20% of our total revenue.

During 2015, our investment spending in our Education segment was $272.9 million compared to $225.0 million in the prior year, and included build-to-suit public charter schools, early childhood education centers and private schools. We continued to establish our position as a leading owner of public charter school real estate and expect this momentum to continue into 2016. We continued to diversify our tenant base, and as of year-end, we had 39 different public charter school operators and we expect to continue to expand this number in 2016. In addition, over the last five years, revenue from Imagine Schools, Inc. have decreased from 8% of our total revenue to 5% of our total revenue. During 2015, we increased our investments in early childhood education centers and private schools and expect to continue to do so in the future. Due to demand for quality education facilities, Education was our fastest growing segment in 2015 and we expect that demand to continue.

During 2015, our investment spending in our Recreation segment was $241.2 million compared to $212.2 million in the prior year, and primarily related to golf entertainment complexes as well as the funding of the waterpark hotel at Camelback Mountain Ski Resort, additional improvements at our Kansas City, Kansas waterpark and the acquisition of one ski resort located in Wintergreen, Virginia. We plan to continue to seek attractive investments and new opportunities in this segment in 2016.

During 2015, our investment spending in our Other segment was $11.8 million and related to the Adelaar casino and resort project in Sullivan County, New York. This project is further discussed below under “Recent Developments".

Capitalization Strategies
Our property acquisitions and financing commitments are financed by cash from operations, borrowings under our combined unsecured revolving credit and term loan facility, long-term mortgage debt, the sale of debt and equity securities and the periodic sale of properties. During the past several years, we have taken significant steps to implement our strategy of migrating to an unsecured debt structure and maintaining significant liquidity by issuing $1.2 billion of unsecured notes and paying off secured debt. During 2015, we amended, restated and combined our unsecured revolving credit and term loan facilities. These amendments increased the capacity of this facility to a combined $1.0 billion with a $1.0 billion accordion feature that increases the maximum borrowing amount, subject to lender approval, from $1.0 billion to $2.0 billion, as well as allowing for reductions in interest rate spread and facility fee pricing. Having enhanced our liquidity position, strengthened our balance sheet and continued our access to the unsecured debt markets, we believe we are better positioned to aggressively pursue investments, acquisitions and financing opportunities that may become available to us from time to time.

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

Real Estate Useful Lives
We are required to make subjective assessments as to the useful lives of our properties for the purpose of determining the amount of depreciation to reflect on an annual basis with respect to those properties. These assessments have a direct impact on our net income. Depreciation and amortization are provided on the straight-line method over the useful lives of the assets, as follows:

Buildings	30 to 40 years
Tenant improvements	Base term of lease or useful life, whichever is shorter
Furniture, fixtures and equipment	3 to 25 years

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

Costs incurred for asset acquisitions and development properties, including transaction costs, are capitalized. For asset acquisitions, we allocate the purchase price and other related costs incurred to the real estate assets acquired based on recent independent appraisals or methods similar to those used by independent appraisers and management judgment.

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

Recent Developments

Debt Financing
On March 6, 2015, we prepaid in full a mortgage note payable of $30.4 million which was secured by one entertainment retail center.

On March 16, 2015, we issued $300.0 million in aggregate principal amount of senior notes due on April 1, 2025 pursuant to an underwritten public offering. The notes bear interest at an annual rate of 4.50%. Interest is payable on April 1 and October 1 of each year beginning on October 1, 2015 until the stated maturity date of April 1, 2025. The notes were issued at 99.638% of their face value and are unsecured and guaranteed by certain of our subsidiaries.

On April 24, 2015, we amended, restated and combined our unsecured revolving credit and term loan facilities.

The amendments to the unsecured revolving portion of the new credit facility, among other things, (i) increase the initial amount from $535.0 million to $650.0 million, (ii) extend the maturity date from July 23, 2017, to April 24, 2019 (with us having the same right as before to extend the loan for one additional year, subject to certain terms and conditions) and (iii) lower the interest rate and facility fee pricing based on a grid related to our senior unsecured credit ratings which at closing was LIBOR plus 1.25% and 0.25%, respectively. At December 31, 2015, we had $196.0 million outstanding under this portion of the facility.

The amendments to the unsecured term loan portion of the new facility, among other things, (i) increase the initial amount from $285.0 million to $350.0 million, (ii) extend the maturity date from July 23, 2018, to April 24, 2020 and (iii) lower the interest rate at all senior unsecured credit rating tiers which was LIBOR plus 1.40% at closing. On July 24, 2015, we borrowed the remaining $65.0 million available on the $350.0 million term loan portion of the facility, which was used to pay down a portion of our unsecured revolving credit facility. In addition, on August 12, 2015, we entered into two interest rate swap agreements to fix the interest rate at 2.94% on an additional $60.0 million of the unsecured term loan facility from September 8, 2015 to July 5, 2017 and on $300.0 million of the unsecured term loan facility from July 6, 2017 to April 5, 2019.

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

On December 7, 2015, we prepaid in full two mortgage notes payable totaling $34.2 million which were secured by two theatre properties.

Issuance of Common Shares
During the year ended December 31, 2015, we issued 3,530,058 common shares under our Dividend Reinvestment and Direct Stock Purchase Plan (DSPP) for net proceeds of $190.3 million.

On January 21, 2016, we issued 2,250,000 common shares in a registered public offering for total net proceeds, after the underwriting discount and offering expenses of approximately $125.0 million. The net proceeds from the public offering were used to pay down our unsecured revolving credit facility.

Investment Spending
Our investment spending during the year ended December 31, 2015 totaled $632.0 million, and included investments in each of our four operating segments.

Entertainment investment spending during the year ended December 31, 2015 totaled $106.1 million and related primarily to investments in the development or redevelopment of 10 megaplex theatres, four family entertainment centers and five entertainment retail centers, as well as the acquisition of four megaplex theatres located in Virginia, Illinois, Florida and Texas, each of which is subject to a long-term, triple-net lease or long-term mortgage agreement.

Education investment spending during the year ended December 31, 2015 totaled $272.9 million and related primarily to investments in build-to-suit construction of 29 public charter schools, four private schools and 28 early childhood education centers, as well as the acquisition of two public charter schools and two early childhood education centers, each of which is subject to a long-term, triple-net lease or long-term mortgage agreement.

Recreation investment spending during the year ended December 31, 2015 totaled $241.2 million and related primarily to investments in build-to-suit construction of 17 Topgolf golf entertainment facilities, additional improvements at the Company’s Kansas City, Kansas waterpark and Camelback Mountain Resort, as well as the acquisition of one ski resort located in Wintergreen, Virginia, each of which is subject to a long-term, triple-net lease or a long-term mortgage agreement.

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

Other investment spending during the year ended December 31, 2015 totaled $11.8 million and was related to the Adelaar casino and resort project in Sullivan County, New York.

The following details our investment spending during the years ended December 31, 2015 and 2014 (in thousands):

For the Year Ended December 31, 2015
Operating Segment	Total Investment Spending	New Development	Re-development	Asset Acquisition	Investment in Mortgage Notes
Entertainment	$106,105	$21,570	$20,844	$63,691	$—
Education	272,920	253,072	—	15,990	3,858
Recreation	241,178	149,016	240	21,865	70,057
Other	11,818	11,818	—	—	—
Total Investment Spending	$632,021	$435,476	$21,084	$101,546	$73,915

For the Year Ended December 31, 2014
Operating Segment	Total Investment Spending	New Development	Re-development	Asset Acquisition	Investment in Mortgage Notes
Entertainment	$170,837	$16,139	$13,224	$137,808	$3,666
Education	225,041	196,843	—	7,889	20,309
Recreation	212,171	133,886	4,717	—	73,568
Other	4,659	4,659	—	—	—
Total Investment Spending	$612,708	$351,527	$17,941	$145,697	$97,543

The above amounts include $171 thousand and $186 thousand in capitalized payroll, $18.5 million and $7.4 million in capitalized interest and $2.3 million and $1.9 million in capitalized other general and administrative direct project costs for the years ended December 31, 2015 and 2014, respectively. In addition, we had $2.9 million and $7.7 million of maintenance capital expenditures for the years ended December 31, 2015 and 2014, respectively.

Property Dispositions
On January 27, 2015, we completed the sale of a theatre located in Los Angeles, California for net proceeds of $42.7 million and recognized a gain on sale of $23.7 million. In addition, during the year ended December 31, 2015, we sold a land parcel adjacent to one of our public charter school investments for net proceeds of $1.1 million and recognized a gain of $0.2 million, and two land parcels adjacent to our megaplex theatre properties for net proceeds of $2.9 million and recognized a loss of $0.1 million.

On May 21, 2015, we completed the sale of one public charter school property located in Pennsylvania and previously leased under a direct financing lease to Imagine for net proceeds of $4.7 million. There was no gain or loss recognized on this sale.

Mortgage Notes Receivable
On October 13, 2015, we received a partial pay-down of $45.0 million on two of our mortgage notes receivable related to Schlitterbahn waterparks. Per the terms of the mortgage notes receivable, half of this amount paid back advances plus accrued interest and the other half, or approximately $22.5 million, further reduced the note balance but had no impact on the interest income we were previously receiving. The proceeds from the mortgage notes receivable partial pay-down were used to further reduce the balance outstanding on our unsecured revolving credit facility.

Subsequent to December 31, 2015, we received prepayment on one mortgage note receivable that was secured by a public charter school located in Washington D.C. In connection with the full payoff of this note, we received a prepayment fee of $3.6 million. Additionally, subsequent to December 31, 2015, we amended and restated our mortgage note receivable that is secured by the North Carolina Music Factory located in Charlotte, North Carolina and funded an additional $21.8 million.

Imagine Schools
As of December 31, 2015, we have 15 schools that are occupied and operated by Imagine, two schools that have been subleased by Imagine, and four schools that remain non-operational. For those remaining non-operational schools, Imagine continues to seek further opportunities for sale or sublease. Imagine remains responsible for payments on all 21 properties under the master lease and was current as of December 31, 2015. We do not anticipate any delay in future payments under the master lease, and as additional credit support, we continue to hold a $9.0 million letter of credit from Imagine and require them to maintain a $7.9 million escrow reserve.

Adelaar Casino and Resort Project in Sullivan County, New York
On December 21, 2015, a subsidiary of Empire Resorts, Inc. was awarded a license (a “Gaming Facility License”) by the New York State Gaming Commission to operate the Montreign Resort Casino (the “Casino Project”), which will be located within our Adelaar project in Sullivan County, New York, approximately 90 miles from New York City. The Gaming Facility License will be effective on the earlier of March 1, 2016, or upon payment of certain required financial commitments (the “License Award Effective Date”).
The Adelaar project will initially consist of the Casino Project, an indoor waterpark hotel (the “Waterpark Project”), a redesigned golf course (the “Golf Course”) and an entertainment village, which will include retail, restaurant, shopping and entertainment (the “Entertainment Village”). Subsidiaries of Empire Resorts, Inc. (the “Empire Project Parties”) will be responsible for the construction and development of the Casino Project, Golf Course and Entertainment Village, and have agreed to invest a minimum of $611.0 million, $15.0 million and $25.0 million in the development and construction of the Casino Project, the Golf Course and the Entertainment Village, respectively. The Casino Project will include a casino of approximately 90,000 square feet with approximately 2,150 slot machines and 102 table games, a poker room with 14 to 16 tables and a private VIP gaming area with a lounge and reception area. It will also include a hotel with approximately 332 luxury rooms. The Adelaar project also includes approximately 600 acres of developable land. It is expected that the Casino Project will open by March 1, 2018 and the Golf Course, Entertainment Village and Waterpark Project are expected to begin opening by September 1, 2018 but no later than March 1, 2019.
On December 28, 2015, we entered into long-term, triple-net ground leases with the Empire Project Parties for the three parcels of land upon which the Casino Project, Golf Course and Entertainment Village are located. Pursuant to the ground leases, we will receive the following rent:
Casino Project:
•Prior to License Award Effective Date, $500 thousand per month;

•
For the 12 months following the License Award Effective Date, the expected commencement date for the lease, $667 thousand per month, which is satisfied by option payments we have previously received thorough December 31, 2015;

•	For the 18 months following the first anniversary of the License Award Effective Date, $1.0 million per month; and

•
Thereafter, minimum rent of $7.5 million per year, plus percentage rent equal to 5.0% of eligible gaming revenue (as defined in the Casino Project lease) above $150.0 million. In addition, every five years of the lease term, the minimum rent will be increased by 8.0%.

Golf Course and Entertainment Village:

•	For each ground lease, rent becomes payable upon opening, and for each we will receive annual rent of $150,000 for the first 10 years, increasing to $250,000 thereafter.
The Empire Project Parties have an option to purchase all, but not less than all, of the property subject to the ground leases for a purchase price of $175.0 million ($200.0 million after the sixth anniversary of the License Award Effective Date), less a credit of up to $25.0 million for certain previous payments made by the Empire Project Parties.
The Waterpark Project is expected to consist of a 300-room hotel, a 75,000 square foot indoor waterpark, a family entertainment center, an adventure park and a conference center. We have committed to the Empire Project Parties to cause the construction of the Waterpark Project with a minimum capital investment of $120.0 million. The Waterpark Project will be leased to the waterpark operator pursuant to a triple-net lease with an initial term of 20 years from the completion date.
We are also responsible for the construction of the Adelaar project’s common infrastructure, which is expected to be financed primarily through the issuance of tax-exempt public infrastructure bonds and currently budgeted at approximately $90.0 million, subject to budget adjustments and related approvals. The debt service related to these bonds is expected to be paid primarily through special assessments levied against the property held by the benefited users.
As further described in Note 19 to the consolidated financial statements in this Annual Report on Form 10-K, the Adelaar casino and resort project is the subject of ongoing litigation for which we believe we have meritorious defenses.

Chief Executive Officer Retirement
On February 24, 2015, we announced that David Brain, our then President and Chief Executive Officer, was retiring from the Company. In connection with his retirement, Mr. Brain and the Company entered into a Retirement Agreement pursuant to which he agreed to retire on March 31, 2015 in consideration for certain retirement severance benefits substantially equal to those benefits that would be payable to him under his employment agreement if he were terminated without cause. As a result, we recorded retirement severance expense (including share-based compensation costs) during the year ended December 31, 2015 of $18.6 million which is included in the accompanying consolidated statements of income for the year ended December 31, 2015 in this Annual Report on Form 10-K. Retirement severance expense includes a cash payment of $11.8 million, $5.0 million for the accelerated vesting of 113,900 nonvested shares, $1.4 million for the accelerated vesting of 101,640 share options and $0.4 million of related taxes and other expenses.

Results of Operations

Year ended December 31, 2015 compared to year ended December 31, 2014

Rental revenue was $330.9 million for the year ended December 31, 2015 compared to $286.7 million for the year ended December 31, 2014. Rental revenue increased $44.2 million from the prior period, of which $50.7 million was related to acquisitions or build-to-suit projects completed in 2015 and 2014 and was partially offset by a net decrease of $6.5 million in rental revenue on existing and sold properties and by the impact of a weaker Canadian exchange rate. Percentage rents of $3.0 million and $2.0 million were recognized during the years ended December 31, 2015 and 2014, respectively. Straight-line rents of $12.2 million and $8.7 million were recognized during the years ended December 31, 2015 and 2014, respectively.

During the year ended December 31, 2015, we experienced an increase of approximately 4.8% in rental rates on approximately 431,000 square feet with respect to five lease renewals. Additionally, we have funded or have agreed to fund a weighted average of $16.47 per square foot in tenant improvements. There were no leasing commissions related to these renewals.
Tenant reimbursements totaled $16.3 million for the year ended December 31, 2015 compared to $17.7 million for the year ended December 31, 2014. These tenant reimbursements related to the operations of our entertainment retail centers. The $1.4 million decrease was primarily due to the impact of a weaker Canadian dollar exchange rate.

Other income was $3.6 million for the year ended December 31, 2015 compared to $1.0 million for the year ended December 31, 2014. The $2.6 million increase was due to an increase of $1.7 million in income recognized upon settlement of foreign currency swap contracts as well as $1.0 million recognized in fee income during the year ended December 31, 2015.

Mortgage and other financing income for the year ended December 31, 2015 was $70.2 million compared to $79.7 million for the year ended year ended December 31, 2014. The $9.5 million decrease was due primarily to a $5.0 million prepayment fee we received on December 2, 2014 in conjunction with the full and partial repayment of four mortgage notes receivable and the sale of four public charter school properties in April of 2014 which were classified as a direct financing lease. This amount was partially offset by increased real estate lending activities. Additionally, we recognized participating interest income of $1.5 million and $2.2 million for the years ended December 31, 2015 and 2014, respectively.

Our property operating expense totaled $23.4 million for the year ended December 31, 2015 compared to $24.9 million for the year ended December 31, 2014. These property operating expenses arise from the operations of our retail centers and other specialty properties. The $1.5 million decrease resulted primarily from the impact of a weaker Canadian dollar exchange rate and a decrease in other non-recoverable expenses at these properties. This amount was partially offset by an increase in bad debt expense.

Our general and administrative expense totaled $31.0 million for the year ended December 31, 2015 compared to $27.6 million for the year ended December 31, 2014. The increase of $3.4 million is primarily due to an increase in payroll and benefits costs, as well as certain professional fees.

Retirement severance expense was $18.6 million for the year ended December 31, 2015 and related to the retirement of our former President and Chief Executive Officer. See Note 14 to the consolidated financial statements included in this Annual Report Form 10-K for further detail. There was no retirement severance expense for the year ended December 31, 2014.

Our net interest expense decreased by $1.4 million to $79.9 million for the year ended December 31, 2015 from $81.3 million for the year ended December 31, 2014. This decrease resulted from an increase in interest cost capitalized primarily related to the Adelaar casino and resort project which was $8.7 million for the year ended December 31, 2015 compared to $0 for the year ended December 31, 2014, as well as a decrease in the weighted average interest rate used to finance our real estate acquisitions and fund our mortgage notes receivable. These decreases were partially offset by an increase in average borrowings.

Transaction costs totaled $7.5 million for the year ended December 31, 2015 compared to $2.5 million for the year ended December 31, 2014. The increase of $5.0 million was due to an increase in potential and terminated transactions.

Provision for loan loss was $3.8 million for the year ended December 31, 2014 and related to one note receivable. There was no provision for loan loss for the year ended December 31, 2015.

Depreciation and amortization expense totaled $89.6 million for the year ended December 31, 2015 compared to $66.7 million for the year ended December 31, 2014. The $22.9 million increase resulted primarily from asset acquisitions completed in 2015 and 2014 as well as the acceleration of depreciation on certain existing assets.

Equity in income from joint ventures was $1.0 million for the year ended December 31, 2015 compared to $1.3 million for the year ended December 31, 2014. The $0.3 million decrease resulted from a decrease in income from our joint venture projects located in China.

Gain on sale or acquisition, net was $23.8 million for the year ended December 31, 2015 and related to a gain on sale of $23.7 million from a theatre located in Los Angeles, California and a gain on sale of $0.2 million from a parcel of land adjacent to one of our public charter school investments. The gain was partially offset by a loss on sale of $0.1 million from a parcel of land adjacent to one of our megaplex theatre properties. Gain on sale or acquisition, net was $1.2 million for the year ended December 31, 2014 and related to the sale of one winery, one vineyard and three parcels of land.

Gain on sale of investment in a direct financing lease was $0.2 million for the year ended December 31, 2014 and related to the sale of four public charter school properties located in Florida. There was no gain on sale of investment in a direct financing lease for the year ended December 31, 2015.

Income tax expense was $0.5 million for the year ended December 31, 2015 compared to $4.2 million for the year ended December 31, 2014 and related primarily to Canadian income taxes on our Canadian trust as well as state income taxes and withholding tax for distributions related to our unconsolidated joint venture projects located in China. The $3.7 million decrease related primarily to lower income tax expense on our Canadian trust and the impact of a weaker Canadian dollar exchange rate.

Income from discontinued operations was $0.2 million for the year ended December 31, 2015 and related to post closing items related to the Toronto Dundas Square property. Income from discontinued operations was $3.9 million for the year ended December 31, 2014 and related primarily to the reversal of liabilities that related to the acquisition or ownership of Toronto Dundas Square.

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

Mortgage and other financing income for the year ended December 31, 2014 was $79.7 million compared to $74.3 million for the year ended December 31, 2013. The $5.4 million increase was due to a $5.0 million prepayment fee we received on December 2, 2014 in conjunction with the full and partial repayment of four mortgage notes receivable as well as increased real estate lending activities related to our mortgage loan agreements. This was partially offset by a decrease due to the sale of four public charter school properties during 2014, which were classified as a direct financing lease. We also recognized participating interest income of $2.2 million and $0.9 million for the years ended December 31, 2014 and 2013, respectively.

Our property operating expense totaled $24.9 million for the year ended December 31, 2014 compared to $26.0 million for the year ended December 31, 2013. These property operating expenses related to the operations of our retail centers and other specialty properties. The $1.1 million decrease resulted primarily from a decrease in bad debt expenses and other non-recoverable expenses at these properties and was also impacted by a weaker Canadian dollar exchange rate.

Our general and administrative expense totaled $27.6 million for the year ended December 31, 2014 compared to $25.6 million for the year ended December 31, 2013. The increase of $2.0 million was primarily due to an increase in payroll related expenses including stock grant amortization.

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

Transaction costs totaled $2.5 million for the year ended December 31, 2014 compared to $2.0 million for the year ended December 31, 2013. The increase of $0.5 million was due to an increase in costs associated with business combinations and write offs of costs associated with terminated transactions.

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

Liquidity and Capital Resources

Cash and cash equivalents were $4.3 million at December 31, 2015. In addition, we had restricted cash of $10.6 million at December 31, 2015. Of the restricted cash at December 31, 2015, $9.3 million relates to cash held for our borrowers’ debt service reserves for mortgage notes receivable or tenants' off-season rent reserves. The remaining $1.3 million is required in connection with our debt service, payment of real estate taxes and capital improvements.

Mortgage Debt, Credit Facilities and Term Loan
As of December 31, 2015, we had total debt outstanding of $2.0 billion of which $252.4 million was fixed rate mortgage debt secured by a portion of our rental properties. The fixed rate mortgage debt had a weighted average interest rate of approximately 5.3% at December 31, 2015.

At December 31, 2015, we had outstanding $1.2 billion in aggregate principal amount of unsecured senior notes ranging in interest rates from 4.50% to 7.75%. All of these notes are guaranteed by certain of our subsidiaries. The notes contain various covenants, including: (i) a limitation on incurrence of any debt that would cause the ratio of our debt to adjusted total assets to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause the ratio of secured debt to adjusted total assets to exceed 40%; (iii) a limitation on incurrence of any debt which would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of our total unencumbered assets such that they are not less than 150% of our outstanding unsecured debt.

At December 31, 2015, we had $196.0 million outstanding under our unsecured revolving credit facility, with $454.0 million of availability and with interest at a floating rate of LIBOR plus 125 basis points, which was 1.57% at

December 31, 2015. The amount that we are able to borrow on our unsecured revolving credit facility is a function of the values and advance rates, as defined by the credit agreement, assigned to the assets included in the borrowing base less outstanding letters of credit and less other liabilities.

At December 31, 2015, the unsecured term loan facility had a balance of $350.0 million with interest at a floating rate of LIBOR plus 140 basis points, which was 1.82% at December 31, 2015, and $300.0 million of this LIBOR-based debt has been fixed with interest rate swaps at a blended rate of 2.71% through April 5, 2019. The loan matures on April 24, 2020.

Our combined unsecured revolving credit and term loan facility contains financial covenants that limit our levels of consolidated debt, secured debt, investment levels outside certain categories and dividend distributions, and require minimum coverage levels for fixed charges and unsecured debt service costs. Additionally, our combined unsecured revolving and term loan facility as well as our unsecured senior notes contain cross-default provisions that go into effect if we default on any of our obligations for borrowed money or credit in an amount exceeding $25.0 million ($50.0 million for the 5.25% and 4.50% unsecured senior notes), unless such default has been waived or cured within a specified period of time. We were in compliance with all financial covenants under our debt instruments at December 31, 2015.

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

Certain of our debt agreements contain customary restrictive covenants related to financial and operating performance as well as certain cross-default provisions. We were in compliance with all financial covenants at December 31, 2015.

During the year ended December 31, 2015, we issued 3,530,058 common shares under our DSPP for net proceeds of $190.3 million. Additionally, on January 21, 2016, we issued 2,250,000 common shares in a registered public offering for a total net proceeds, after the underwriting discount and offering expenses of approximately $125.0 million. The net proceeds from the public offering were used to pay down our unsecured revolving credit facility.

Liquidity Requirements
Short-term liquidity requirements consist primarily of normal recurring corporate operating expenses, debt service requirements and dividends to shareholders. We meet these requirements primarily through cash provided by operating activities. Net cash provided by operating activities was $278.5 million, $250.3 million and $234.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. Net cash used by investing activities was $568.5 million, $376.2 million and $336.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. Net cash provided by financing activities was $292.0 million, $121.6 million and $100.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. We anticipate that our cash on hand, cash from operations, and funds available under our unsecured revolving credit facility will provide adequate liquidity to fund our operations, make interest and principal payments on our debt, and allow dividends to be paid to our shareholders and avoid corporate level federal income or excise tax in accordance with REIT Internal Revenue Code requirements.

Liquidity requirements at December 31, 2015 consisted primarily of maturities of debt. Contractual obligations as of December 31, 2015 are as follows (in thousands):

	Year ended December 31,
Contractual Obligations	2016	2017	2018	2019	2020	Thereafter	Total
Long Term Debt Obligations	$75,514	$165,319	$13,381	$196,000	$600,000	$949,995	$2,000,209
Interest on Long Term Debt Obligations	91,058	84,605	80,409	75,599	60,551	126,815	519,037
Operating Lease Obligations	594	608	608	608	608	3,890	6,916
Total	$167,166	$250,532	$94,398	$272,207	$661,159	$1,080,700	$2,526,162

Commitments
As of December 31, 2015, we had an aggregate of approximately $272.4 million of commitments to fund development projects including seven entertainment development projects for which we have commitments to fund approximately $24.5 million of additional improvements, 27 education development projects for which we have commitments to fund approximately $206.6 million of additional improvements and three recreation development projects for which we have commitments to fund approximately $41.3 million. Of these amounts, approximately $249.1 million is expected to be funded in 2016. Development costs are advanced by us in periodic draws. If we determine that construction is not being completed in accordance with the terms of the development agreements, we can discontinue funding construction draws. We have agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

Additionally, as of December 31, 2015, we had a commitment to fund approximately $120.0 million to complete an indoor waterpark hotel and adventure park at our casino and resort project in Sullivan County, New York, of which approximately $20.0 million is expected to be funded in 2016. We are also responsible for the construction of this project's common infrastructure, which is expected to be financed primarily through the issuance of tax-exempt public infrastructure bonds and currently budgeted at approximately $90.0 million, subject to budget adjustments and related approvals. Through December 31, 2015, we had funded approximately $28.8 million for common infrastructure.

We have certain commitments related to our mortgage note investments that we may be required to fund in the future. We are generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of our direct control. As of December 31, 2015, we had five mortgage notes receivable with commitments totaling approximately $54.5 million, of which $25.5 million is expected to be funded in 2016. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

We have provided guarantees of the payment of certain economic development revenue bonds totaling $22.9 million related to two theatres in Louisiana for which we earn fees at annual rates of 2.88% to 4.00% over the 30 year terms of the bonds. We have recorded $9.7 million as a deferred asset included in other assets and $9.7 million included in other liabilities in the accompanying consolidated balance sheet included in this Annual Report on Form 10-K as of December 31, 2015 related to these guarantees. No amounts have been accrued as a loss contingency related to this guarantee because payment by us is not probable.

Liquidity Analysis
In analyzing our liquidity, we generally expect that our cash provided by operating activities will meet our normal recurring operating expenses, recurring debt service requirements and dividends to shareholders.

We have $64.1 million in debt balloon payments coming due in 2016. Our sources of liquidity as of December 31, 2015 to pay the 2016 commitments described above include the amount available under our unsecured revolving credit facility of approximately $454.0 million and unrestricted cash on hand of $4.3 million. Accordingly, while there can be no assurance, we expect that our sources of cash will exceed our existing commitments over the remainder of 2016.

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

Capital Structure
We believe that our shareholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest, fixed charge and debt service coverage ratios. We expect to maintain our debt to gross assets ratio (i.e. total debt to total assets plus accumulated depreciation) between 35% and 45%. However, the timing and size of our equity and debt offerings may cause us to temporarily operate over this threshold. At December 31, 2015, this ratio was 42%. Our debt as a percentage of our total market capitalization at December 31, 2015 was 34%; however, we do not manage to a ratio based on total market capitalization due to the inherent variability that is driven by changes in the market price of our common shares. We calculate our total market capitalization of $5.9 billion by aggregating the following at December 31, 2015:

•	Common shares outstanding of 60,823,984 multiplied by the last reported sales price of our common shares on the NYSE of $58.45 per share, or $3.6 billion;

•	Aggregate liquidation value of our Series C convertible preferred shares of $135.0 million;

•	Aggregate liquidation value of our Series E convertible preferred shares of $86.3 million;

•	Aggregate liquidation value of our Series F redeemable preferred shares of $125.0 million; and

•	Total debt of $2.0 billion.

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

In addition to FFO, we present FFOAA and AFFO. FFOAA is presented by adding to FFO costs (gain) associated with loan refinancing or payoff, net, transaction costs (benefit), retirement severance expense, preferred share redemption costs, termination fees associated with tenants' exercises of public charter school buy-out options and provision for loan losses, and subtracting gain on early extinguishment of debt, gain (loss) on sale of land and deferred income tax benefit (expense). AFFO is presented by adding to FFOAA non-real estate depreciation and amortization, deferred financing fees amortization, share-based compensation expense to management and Trustees and amortization of above market leases, net; and subtracting maintenance capital expenditures (including second generation tenant improvements and leasing commissions), straight-lined rental revenue, and the non-cash portion of mortgage and other financing income.

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

The following table summarizes our FFO, FFOAA and AFFO including per share amounts for FFO and FFOAA, for the years ended December 31, 2015, 2014 and 2013 (unaudited, in thousands, except per share information):

	Year ended December 31,
	2015	2014	2013
FFO:
Net income available to common shareholders of EPR Properties	$170,726	$155,826	$156,420
Gain on sale or acquisition of real estate	(23,748)	(879)	(7,273)
Gain on sale of investment in a direct financing lease	—	(220)	—
Gain on previously held equity interest	—	—	(4,853)
Real estate depreciation and amortization	87,965	65,501	54,564
Allocated share of joint venture depreciation	255	225	547
FFO available to common shareholders of EPR Properties	$235,198	$220,453	$199,405

FFO available to common shareholders of EPR Properties	$235,198	$220,453	$199,405
Add: Preferred dividends for Series C preferred shares	7,763	7,763	7,763
Diluted FFO available to common shareholders	$242,961	$228,216	$207,168

FFOAA:
FFO available to common shareholders of EPR Properties	$235,198	$220,453	$199,405
Costs associated with loan refinancing or payoff	270	301	6,166
Transaction costs (benefit)	7,518	(924)	1,955
Provision for loan losses	—	3,777	—
Retirement severance expense	18,578	—	—
Gain on early extinguishment of debt	—	—	(4,539)
Gain on sale of land	(81)	(330)	—
Deferred income tax expense (benefit)	(1,136)	1,796	(14,787)
FFOAA available to common shareholders of EPR Properties	$260,347	$225,073	$188,200

FFOAA available to common shareholders of EPR Properties	$260,347	$225,073	$188,200
Add: Preferred dividends for Series C preferred shares	7,763	7,763	—
Diluted FFOAA available to common shareholders of EPR Properties	$268,110	$232,836	$188,200

AFFO:
FFOAA available to common shareholders of EPR Properties	$260,347	$225,073	$188,200
Non-real estate depreciation and amortization	1,653	1,238	1,109
Deferred financing fees amortization	4,588	4,248	4,041
Share-based compensation expense to management and trustees	8,508	8,902	6,516
Maintenance capital expenditures (1)	(3,856)	(7,681)	(4,051)
Straight-lined rental revenue	(12,159)	(8,665)	(4,846)
Non-cash portion of mortgage and other financing income	(9,435)	(6,358)	(5,275)
Amortization of above market leases, net	192	192	48
AFFO available to common shareholders of EPR Properties	$249,838	$216,949	$185,742

FFO per common share attributable to EPR Properties:
Basic	$4.05	$4.06	$4.15
Diluted	4.03	4.04	4.13
FFOAA per common share attributable to EPR Properties:
Basic	$4.48	$4.15	$3.92
Diluted	4.44	4.13	3.90
Shares used for computation (in thousands):
Basic	58,138	54,244	48,028
Diluted	58,328	54,444	48,214

Weighted average shares outstanding-diluted EPS	58,328	54,444	48,214
Effect of dilutive Series C preferred shares	2,017	1,989	1,962
Adjusted weighted average shares outsanding-diluted	60,345	56,433	50,176

Other financial information:
Dividends per common share	$3.63	$3.42	$3.16

(1)	Includes maintenance capital expenditures and certain second generation tenant improvements and leasing commissions.

The conversion of the 5.75% Series C cumulative convertible preferred shares would be dilutive to FFO per share and to FFOAA per share for the years ended December 31, 2014 and 2015.  Therefore, the additional 2.0 million shares that would result from the conversion and the corresponding add-back of the preferred dividends declared on those shares are included in the calculation of diluted FFO and diluted FFOAA per share for these periods.  The additional 2.0 million shares that would result from the conversion of the 5.75% Series C cumulative convertible preferred shares and the additional 1.6 million common shares that would result from the conversion of our 9.0% Series E cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted per share data for the remaining periods above because the effect is not dilutive.

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

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis The ASU focuses to minimize situations under previously existing guidance in which a reporting entity was required to consolidate another legal entity in which that reporting entity did not have: (1) the ability through contractual rights to act primarily on its own behalf; (2) ownership of the majority of the legal entity's voting rights; or (3) the exposure to a majority of the legal entity's economic benefits. The ASU affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. ASU 2015-02 will be effective for periods beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of ASU 2015-02 will have a material impact the Company’s financial position or results of operations.

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
Our leases are generally triple-net leases requiring the tenants to pay substantially all expenses associated with the operation of the properties, thereby minimizing our exposure to increases in costs and operating expenses resulting from inflation. A portion of our megaplex theatre, retail and restaurant leases are non-triple-net leases. These leases represent approximately 16% of our total real estate square footage. To the extent any of those leases contain fixed expense reimbursement provisions or limitations, we may be subject to increases in costs resulting from inflation that are not fully passed through to tenants.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks, primarily relating to potential losses due to changes in interest rates and foreign currency exchange rates. We seek to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new fixed rate borrowings whenever possible. As of December 31, 2015, we had $650.0 million unsecured revolving credit facility with $196.0 million outstanding and $25.0 million in bonds, all of which bear interest at a floating rate. We also had a $350.0 million unsecured term loan facility that bears interest at a floating rate and $300.0 million of this LIBOR-based debt has been fixed with interest rate swaps at a blended rate of 2.71% through April 5, 2019.
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
The following table presents the principal amounts, weighted average interest rates, and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes as of December 31 (including the impact of the interest rate swap agreements described below):
Expected Maturities (in millions)

	2016	2017	2018	2019	2020	Thereafter	Total	Estimated Fair Value
December 31, 2015:
Fixed rate debt	$75.5	$165.3	$13.4	$—	$550.0	$925.0	$1,729.2	$1,829.0
Average interest rate	6.0%	4.9%	6.3%	—%	5.0%	5.2%	5.2%	4.3%
Variable rate debt	$—	$—	$—	$196.0	$50.0	$25.0	$271.0	$271.0
Average interest rate (as of December 31, 2015)	—%	—%	—%	1.6%	1.8%	0.1%	1.5%	1.5%

	2015	2016	2017	2018	2019	Thereafter	Total	Estimated Fair Value
December 31, 2014:
Fixed rate debt	$110.1	$109.7	$165.3	$253.4	$—	$875.0	$1,513.5	$1,620.0
Average interest rate	5.7%	5.9%	4.9%	2.7%	—%	6.2%	5.4%	3.6%
Variable rate debt	$—	$—	$62.0	$45.0	$—	$25.0	$132.0	$132.0
Average interest rate (as of December 31, 2014)	—%	—%	1.6%	1.8%	—%	0.1%	1.3%	1.3%
The fair value of our debt as of December 31, 2015 and 2014 is estimated by discounting the future cash flows of each instrument using current market rates including current market spreads.

We are exposed to foreign currency risk against our functional currency, the U.S. dollar, on our four Canadian properties and the rents received from tenants of the properties are payable in CAD. To mitigate our foreign currency risk in future periods on these Canadian properties, we entered into cross currency swaps with a fixed original notional value of $100.0 million CAD and $98.1 million U.S. The net effect of these swaps is to lock in an exchange rate of $1.05 CAD per U.S. dollar on approximately $13.5 million of annual CAD denominated cash flows on the properties through June 2018. There is no initial or final exchange of the notional amounts on these swaps. These foreign currency derivatives should hedge a significant portion of our expected CAD denominated FFO of these four Canadian properties through June 2018 as their impact on our reported FFO when settled should move in the opposite direction of the exchange rates used to translate revenues and expenses of these properties.

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

We have audited the accompanying consolidated balance sheets of EPR Properties and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedules listed in Item 15 (2) of this Form 10-K. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EPR Properties and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statements schedules, when considered in relation to the basic consolidated financial statements taken as a whole present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), EPR Properties internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2016 expressed an unqualified opinion on the effectiveness of EPR Properties’ internal control over financial reporting.
As discussed in Note 2 to the financial statements, the Company adopted FASB Accounting Standards Update (ASU) 2015-03, Simplifying the Presentation of Debt Issue Costs in 2015 and No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity in 2014.

/s/ KPMG LLP

Kansas City, Missouri
February 24, 2016

EPR PROPERTIES Consolidated Balance Sheets (Dollars in thousands except share data)

	December 31,
	2015	2014
Assets
Rental properties, net of accumulated depreciation of $534,303 and $465,660 at December 31, 2015 and 2014, respectively	$3,025,199	$2,451,534
Land held for development	23,610	206,001
Property under development	378,920	181,798
Mortgage notes and related accrued interest receivable, net	423,780	507,955
Investment in a direct financing lease, net	190,880	199,332
Investment in joint ventures	6,168	5,738
Cash and cash equivalents	4,283	3,336
Restricted cash	10,578	13,072
Deferred financing costs, net	4,894	4,136
Accounts receivable, net	59,101	47,282
Other assets	89,857	66,091
Total assets	$4,217,270	$3,686,275
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$92,178	$82,180
Common dividends payable	18,401	16,281
Preferred dividends payable	5,951	5,952
Unearned rents and interest	44,952	25,623
Debt	1,981,920	1,629,750
Total liabilities	2,143,402	1,759,786
Equity:
Common Shares, $.01 par value; 75,000,000 shares authorized; and 63,195,182 and 58,952,404 shares issued at December 31, 2015 and 2014, respectively	632	589
Preferred Shares, $.01 par value; 25,000,000 shares authorized:
5,400,000 Series C convertible shares issued at December 31, 2015 and 2014; liquidation preference of $135,000,000	54	54
3,450,000 Series E convertible shares issued at December 31, 2015 and 2014; liquidation preference of $86,250,000	35	35
5,000,000 Series F shares issued at December 31, 2015 and 2014; liquidation preference of $125,000,000	50	50
Additional paid-in-capital	2,508,445	2,283,440
Treasury shares at cost: 2,371,198 and 1,826,463 common shares at December 31, 2015 and 2014, respectively	(97,328)	(67,846)
Accumulated other comprehensive income	5,622	12,566
Distributions in excess of net income	(343,642)	(302,776)
EPR Properties shareholders’ equity	2,073,868	1,926,112
Noncontrolling interests	—	377
Equity	$2,073,868	$1,926,489
Total liabilities and equity	$4,217,270	$3,686,275
See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Income (Dollars in thousands except per share data)

	Year Ended December 31,
	2015	2014	2013
Rental revenue	$330,886	$286,673	$248,709
Tenant reimbursements	16,320	17,663	18,401
Other income	3,629	1,009	1,682
Mortgage and other financing income	70,182	79,706	74,272
Total revenue	421,017	385,051	343,064
Property operating expense	23,433	24,897	26,016
Other expense	648	771	658
General and administrative expense	31,021	27,566	25,613
Retirement severance expense	18,578	—	—
Costs associated with loan refinancing or payoff	270	301	6,166
Gain on early extinguishment of debt	—	—	(4,539)
Interest expense, net	79,915	81,270	81,056
Transaction costs	7,518	2,452	1,955
Provision for loan losses	—	3,777	—
Depreciation and amortization	89,617	66,739	53,946
Income before equity in income from joint ventures and other items	170,017	177,278	152,193
Equity in income from joint ventures	969	1,273	1,398
Gain on sale or acquisition, net	23,829	1,209	3,017
Gain on sale of investment in a direct financing lease	—	220	—
Gain on previously held equity interest	—	—	4,853
Income before income taxes	194,815	179,980	161,461
Income tax benefit (expense)	(482)	(4,228)	14,176
Income from continuing operations	$194,333	$175,752	$175,637
Discontinued operations:
Income from discontinued operations	199	505	333
Transaction (costs) benefit	—	3,376	—
Gain on sale, net from discontinued operations	—	—	4,256
Net income attributable to EPR Properties	194,532	179,633	180,226
Preferred dividend requirements	(23,806)	(23,807)	(23,806)
Net income available to common shareholders of EPR Properties	$170,726	$155,826	$156,420
Per share data attributable to EPR Properties common shareholders:
Basic earnings per share data:
Income from continuing operations	$2.93	$2.80	$3.16
Income from discontinued operations	0.01	0.07	0.10
Net income available to common shareholders	$2.94	$2.87	$3.26
Diluted earnings per share data:
Income from continuing operations	$2.92	$2.79	$3.15
Income from discontinued operations	0.01	0.07	0.09
Net income available to common shareholders	$2.93	$2.86	$3.24
Shares used for computation (in thousands):
Basic	58,138	54,244	48,028
Diluted	58,328	54,444	48,214
See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Comprehensive Income (Dollars in thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$194,532	$179,633	$180,226
Other comprehensive income (loss):
Foreign currency translation adjustment	(33,710)	(18,464)	(13,049)
Change in unrealized gain on derivatives	26,766	13,837	9,620
Comprehensive income attributable to EPR Properties	$187,588	$175,006	$176,797
See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Changes in Equity Years Ended December 31, 2015, 2014 and 2013 (Dollars in thousands)

	EPR Properties Shareholders’ Equity
	Common Stock		Preferred Stock		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income (loss)	Distributions in excess of net income	Noncontrolling interests	Total
	Shares	Par	Shares	Par
Balance at December 31, 2012	48,454,181	$484	13,850,000	$139	$1,769,227	$(55,308)	$20,622	$(275,643)	$377	$1,459,898
Restricted share units issued to Trustees	17,530	—	—	—	1,024	—	—	—	—	1,024
Issuance of nonvested shares,net	196,928	2	—	—	2,588	(3,425)	—	—	—	(835)
Amortization of nonvested shares	—	—	—	—	4,832	—	—	—	—	4,832
Share option expense	—	—	—	—	856	—	—	—	—	856
Foreign currency translation adjustment	—	—	—	—	—	—	(13,049)	—	—	(13,049)
Change in unrealized gain/loss on derivatives	—	—	—	—	—	—	9,620	—	—	9,620
Net income	—	—	—	—	—	—	—	180,226	—	180,226
Issuances of common shares	4,549,350	46	—	—	220,947	—	—	—	—	220,993
Stock option exercises, net	143,272	2	—	—	4,389	(3,444)	—	—	—	947
Dividends to common and preferred shareholders	—	—	—	—	—	—	—	(176,498)	—	(176,498)
Balance at December 31, 2013	53,361,261	$534	13,850,000	$139	$2,003,863	$(62,177)	$17,193	$(271,915)	$377	$1,688,014
Restricted share units issued to Trustees	19,685	—	—	—	1,054	—	—	—	—	1,054
Issuance of nonvested shares, net	280,193	3	—	—	4,866	(4,186)	—	—	—	683
Amortization of nonvested shares	—	—	—	—	6,482	—	—	—	—	6,482
Share option expense	—	—	—	—	1,359	—	—	—	—	1,359
Foreign currency translation adjustment	—	—	—	—	—	—	(18,464)	—	—	(18,464)
Change in unrealized gain/loss on derivatives	—	—	—	—	—	—	13,837	—	—	13,837
Net income	—	—	—	—	—	—	—	179,633	—	179,633
Issuances of common shares	5,255,302	52	—	—	264,283	—	—	—	—	264,335
Stock option exercises, net	35,963	—	—	—	1,533	(1,483)	—	—	—	50
Dividends to common and preferred shareholders	—	—	—	—	—	—	—	(210,494)	—	(210,494)
Balance at December 31, 2014	58,952.404	$589	13,850,000	$139	$2,283,440	$(67,846)	$12,566	$(302,776)	$377	$1,926,489
Continued on next page.

EPR PROPERTIES Consolidated Statements of Changes in Equity Years Ended December 31, 2015, 2014 and 2013 (Dollars in thousands) (continued)

	EPR Properties Shareholders’ Equity
	Common Stock		Preferred Stock		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income (loss)	Distributions in excess of net income	Noncontrolling interests	Total
	Shares	Par	Shares	Par
Continued from previous page.
Balance at December 31, 2014	58,952,404	$589	13,850,000	$139	$2,283,440	$(67,846)	$12,566	$(302,776)	$377	$1,926,489
Restricted share units issued to Trustees	18,036	—	—	—	—	—	—	—	—	—
Issuance of nonvested shares, net	218,285	2	—	—	1,941	(36)	—	—	—	1,907
Purchase of common shares for vesting	—	—	—	—	—	(8,222)	—	—	—	(8,222)
Amortization of nonvested shares and restricted share units	—	—	—	—	7,038	—	—	—	—	7,038
Share option expense	—	—	—	—	1,119	—	—	—	—	1,119
Share-based compensation included in retirement severance expense	—	—	—	—	6,377	—	—	—	—	6,377
Foreign currency translation adjustment	—	—	—	—	—	—	(33,710)	—	—	(33,710)
Change in unrealized gain/loss on derivatives	—	—	—	—	—	—	26,766	—	—	26,766
Net income	—	—	—	—	—	—	—	194,532	—	194,532
Issuances of common shares	3,530,057	36	—	—	190,329	—	—	—	—	190,365
Stock option exercises, net	476,400	5	—	—	17,824	(21,224)	—	—	—	(3,395)
Dividends to common and preferred shareholders	—	—	—	—	—	—	—	(235,398)	—	(235,398)
Forfeiture of noncontrolling interest	—	—	—	—	377	—	—	—	(377)	—
Balance at December 31, 2015	63,195,182	$632	13,850,000	$139	$2,508,445	$(97,328)	$5,622	$(343,642)	$—	$2,073,868

See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Cash Flows (Dollars in thousands)

	Year Ended December 31,
	2015	2014	2013
Operating activities:
Net income attributable to EPR Properties	$194,532	$179,633	$180,226
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on early extinguishment of debt	—	—	(4,539)
Gain on previously held equity interest	—	—	(4,853)
Gain on sale of real estate	(23,829)	(1,209)	(3,017)
Deferred income tax expense (benefit)	(1,136)	1,796	(14,787)
Provision for loan losses	—	3,777	—
Income from discontinued operations	(199)	(3,881)	(4,589)
Gain on sale of investment in a direct financing lease	—	(220)	—
Costs associated with loan refinancing or payoff	270	301	6,166
Equity in income from joint ventures	(969)	(1,273)	(1,398)
Distributions from joint ventures	540	810	985
Depreciation and amortization	89,617	66,739	53,946
Amortization of deferred financing costs	4,588	4,248	4,041
Amortization of above market lease	192	192	48
Share-based compensation expense to management and trustees	8,508	8,902	6,516
Share-based compensation expense included in retirement severance expense	6,377	—	—
Decrease (increase) in restricted cash	2,017	(8)	12,509
Increase in mortgage notes accrued interest receivable	(4,133)	(3,997)	(457)
Increase in accounts receivable, net	(11,623)	(5,214)	(7,163)
Increase in direct financing lease receivable	(3,559)	(2,993)	(4,860)
Decrease (increase) in other assets	343	(3,360)	2,338
Increase in accounts payable and accrued liabilities	5,711	4,586	7,816
Increase in unearned rents and interest	10,705	1,323	2,511
Net operating cash provided by continuing operations	277,952	250,152	231,439
Net operating cash provided by discontinued operations	508	143	2,681
Net cash provided by operating activities	278,460	250,295	234,120
Investing activities:
Acquisition of rental properties and other assets	(179,820)	(85,205)	(123,497)
Proceeds from sale of real estate	46,718	12,055	797
Investment in unconsolidated joint ventures	—	—	(1,607)
Proceeds from settlement of derivative	—	5,725	—
Investment in mortgage notes receivable	(72,698)	(93,877)	(60,568)
Proceeds from mortgage note receivable paydown	40,956	76,256	1,900
Investment in promissory notes receivable	—	(4,387)	(1,278)
Proceeds from promissory note receivable paydown	—	1,750	1,027
Investment in a direct financing lease, net	—	—	(3,262)
Proceeds from sale of investment in a direct financing lease, net	4,741	46,092	—
Additions to properties under development	(408,436)	(334,635)	(197,271)
Net cash used by investing activities of continuing operations	(568,539)	(376,226)	(383,759)
Net proceeds from sale of real estate from discontinued operations	—	—	47,301
Net cash used by investing activities	(568,539)	(376,226)	(336,458)
Financing activities:
Proceeds from long-term debt facilities	856,914	379,000	646,000
Principal payments on long-term debt	(503,314)	(310,253)	(552,468)
Deferred financing fees paid	(7,047)	(814)	(8,133)
Costs associated with loan refinancing or payoff (cash portion)	—	(25)	(5,790)
Net proceeds from issuance of common shares	190,158	264,158	220,785
Impact of stock option exercises, net	(3,394)	50	947
Purchase of common shares for treasury for vesting	(8,222)	(2,892)	(3,246)
Dividends paid to shareholders	(233,073)	(207,637)	(197,924)
Net cash provided by financing activities	292,022	121,587	100,171
Effect of exchange rate changes on cash	(996)	(278)	(539)
Net increase (decrease) in cash and cash equivalents	947	(4,622)	(2,706)
Cash and cash equivalents at beginning of the year	3,336	7,958	10,664
Cash and cash equivalents at end of the year	$4,283	$3,336	$7,958
Supplemental information continued on next page.

EPR PROPERTIES Consolidated Statements of Cash Flows (Dollars in thousands) Continued from previous page.

	Year Ended December 31,
	2015	2014	2013
Supplemental schedule of non-cash activity:
Transfer of property under development to rental property	$392,786	$236,428	$139,026
Transfer of land held for development to property under development	$167,600	$—	$—
Acquisiton of real estate in exchange for assumption of debt at fair value	$—	$101,441	$19,710
Issuance of nonvested shares and restricted share units at fair value, including nonvested shares issued for payment of bonuses	$14,285	$15,525	$10,398
Conversion of mortgage note receivable to rental property	$120,051	$—	$—
Adjustment of noncontrolling interest to additional paid in capital	$377	$—	$—
Sale of real estate in exchange for note receivable	$—	$—	$2,500
Consolidation of previously held equity interest:
Net increase in real estate and other assets	$—	$—	$49,391
Decrease in investment in joint ventures	$—	$—	$8,282
Decrease in mortgage notes receivable	$—	$—	$33,089

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$90,850	$85,290	$73,403
Cash paid during the year for income taxes	$1,956	$710	$102
Interest cost capitalized	$18,546	$7,525	$2,763
Increase in accrued capital expenditures	$417	$7,053	$1,168
See accompanying notes to consolidated financial statements.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

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

Prior to October 2015, the Company owned 96% of the membership interests of VinREIT, LLC (VinREIT).  This entity was dissolved as the Company has completed the sales of its vineyard and winery properties. There was no net income attributable to noncontrolling interest related to VinREIT for the years ended December 31, 2015, 2014 and 2013. Total noncontrolling interest in VinREIT included in the accompanying consolidated balance sheet was $377 thousand for the year ended December 31, 2014. The Company’s consolidated statements of income include net income related to VinREIT of $0.2 million, $1.7 million and $6.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. The Company received operating distributions from VinREIT of $0.1 million, $1.3 million and $3.5 million during 2015, 2014 and 2013, respectively. In addition, during 2014 and 2013, respectively, the Company received distributions of $7.1 million and $45.4 million related to property sales. During 2015, there were no distributions related to property sales. During 2015, 2014 and 2013, there were no contributions related to financing activities.

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
December 31, 2015, 2014 and 2013

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

Costs incurred for asset acquisitions and development properties, including transaction costs, are capitalized. For asset acquisitions, the Company allocates the purchase price and other related costs incurred to the real estate assets acquired based on recent independent appraisals or methods similar to those used by independent appraisers and management judgment.

If the acquisition is determined to be a business combination, the Company records the fair value of acquired tangible assets (consisting of land, building, tenant improvements, and furniture, fixtures and equipment) and identified intangible assets and liabilities (consisting of above and below market leases, in-place leases, tenant relationships and assumed financing that is determined to be above or below market terms) as well as any noncontrolling interest. In addition, acquisition-related costs in connection with business combinations are expensed as incurred. Costs related to such transactions, as well as costs associated with terminated transactions, are included in the accompanying Consolidated Statements of Income as transaction costs. Transaction costs expensed totaled $7.5 million, $2.5 million and $2.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Most of the Company’s rental property acquisitions do not involve in-place leases. In such cases, the fair value of the tangible assets is determined based on recent independent appraisals or methods similar to those used by independent appraisers and management judgment. Because the Company typically executes these leases simultaneously with the purchase of the real estate, no value is ascribed to in-place leases in these transactions.

For rental property acquisitions involving in-place leases, the fair value of the tangible assets is determined by valuing the property as if it were vacant based on management’s determination of the relative fair values of the assets. Management determines the “as if vacant” fair value of a property using recent independent appraisals or methods

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

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
Management of the Company reviews the carrying value of intangible assets for impairment on an annual basis.
Intangible assets (included in Other Assets in the accompanying consolidated balance sheets) consist of the following at December 31 (in thousands):

	2015	2014
In-place leases, net of accumulated amortization of $11.6 million and $12.1 million, respectively	$7,273	$6,951
Above market lease, net of accumulated amortization of $0.4 million and $0.2 million, respectively	670	862
Goodwill	693	693
Total intangible assets, net	$8,636	$8,506
In-place leases, net at December 31, 2015 and 2014 of approximately $7.3 million and $7.0 million, respectively, relate to four entertainment retail centers in Ontario, Canada that were purchased on March 1, 2004, three theatre properties that were purchased during 2013, 11 theatre properties that were purchased in 2014 and three theatre properties that were purchased during 2015. Above market lease, net at December 31, 2015 and 2014 relates to one theatre property that was purchased during 2013. Goodwill at December 31, 2015 and 2014 relates solely to the acquisition of New Roc that was acquired on October 27, 2003. Amortization expense related to in-place leases is computed using the straight-line method and was $1.4 million for the years ended December 31, 2015, 2014 and 2013. The weighted average life for these in-place leases at December 31, 2015 is 9.0 years. Amortization expense related to the above market lease is computed using the straight-line method and was $192 thousand for the years ended December 31, 2015 and 2014 and $48 thousand for the year ended December 31, 2013. The weighted average life for the above market lease at December 31, 2015 is 3.5 years.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

Future amortization of in-place leases, net and above market lease, net at December 31, 2015 is as follows (in thousands):

	In place leases	Above market lease
Year:
2016	$1,137	$192
2017	1,026	192
2018	1,015	192
2019	776	94
2020	537	—
Thereafter	2,782	—
Total	$7,273	$670

Deferred Financing Costs
Deferred financing costs are amortized over the terms of the related debt obligations or mortgage note receivable as applicable. The Company early adopted the FASB issued Accounting Standards Update (ASU) No. 2015-03, Simplifying the Presentation of Debt Issue Costs, during 2015 and applied the guidance retrospectively. The costs unrelated to our unsecured revolving credit facility are shown as a reduction of debt of $18.3 million and $15.8 million as of December 31, 2015 and 2014, respectively.

Capitalized Development Costs
The Company capitalizes certain costs that relate to property under development including interest and a portion of internal legal personnel costs.

Operating Segments
For financial reporting purposes, the Company groups its investments into four reportable operating segments: Entertainment, Education, Recreation and Other. See Note 20 for financial information related to these operating segments.

Revenue Recognition
Rents that are fixed and determinable are recognized on a straight-line basis over the minimum terms of the leases. Base rent escalation on leases that are dependent upon increases in the Consumer Price Index (CPI) is recognized when known. In addition, most of the Company's tenants are subject to additional rents if gross revenues of the properties exceed certain thresholds defined in the lease agreements (percentage rents). Percentage rents as well as participating interest for those mortgage agreements that contain similar such clauses are recognized at the time when specific triggering events occur as provided by the lease or mortgage agreements. Rental revenue included percentage rents of $3.0 million, $2.0 million and $2.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. Mortgage and other financing income included participating interest income of $1.5 million, $2.2 million $0.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. For the year ended December 31, 2014, mortgage and other financing income also included a $5.0 million prepayment fee related to mortgage notes that were paid either fully or partially in advance of their maturity dates. There were no prepayment fees included in mortgage and other financing income for the years ended December 31, 2015 and 2013. Lease termination fees are recognized when the related leases are canceled and the Company has no obligation to provide services to such former tenants. Termination fees of $145 thousand, $123 thousand and $37 thousand were recognized during the years ended December 31, 2015, 2014 and 2013, respectively.

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

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

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

Allowance for Doubtful Accounts
Accounts receivable is reduced by an allowance for amounts that may become uncollectible in the future. The Company’s accounts receivable balance is comprised primarily of rents and operating cost recoveries due from tenants as well as accrued rental rate increases to be received over the life of the existing leases. The Company regularly evaluates the adequacy of its allowance for doubtful accounts. The evaluation primarily consists of reviewing past due account balances and considering such factors as the credit quality of the Company’s tenants, historical trends of the tenant and/or other debtor, current economic conditions and changes in customer payment terms. Additionally, with respect to tenants in bankruptcy, the Company estimates the expected recovery through bankruptcy claims and increases the allowance for amounts deemed uncollectible. If the Company’s assumptions regarding the collectiblity of accounts receivable prove incorrect, the Company could experience write-offs of the accounts receivable or accrued straight-line rents receivable in excess of its allowance for doubtful accounts. The allowance for doubtful accounts was $3.2 million and $1.6 million at December 31, 2015 and 2014, respectively.

Mortgage Notes and Other Notes Receivable
Mortgage notes and other notes receivable, including related accrued interest receivable, consist of loans originated by the Company and the related accrued and unpaid interest income as of the balance sheet date. Mortgage notes and other notes receivable are initially recorded at the amount advanced to the borrower and the Company defers certain loan origination and commitment fees, net of certain origination costs, and amortizes them over the term of the related loan. Interest income on performing loans is accrued as earned. The Company evaluates the collectability of both interest and principal of each of its loans to determine whether it is impaired. A loan is considered to be impaired when, based on current information and events, the Company determines that it is probable that it will be unable to collect all amounts due according to the existing contractual terms. An insignificant delay or shortfall in amounts of payments does not necessarily result in the loan being identified as impaired. When a loan is considered to be impaired, the amount of loss, if any, is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the loan’s effective interest rate or to the fair value of the Company’s interest in the underlying collateral, less costs to sell, if the loan is collateral dependent. For impaired loans, interest income is recognized on a cash basis, unless the Company determines based on the loan to estimated fair value ratio the loan should be on the cost recovery method, and any cash payments received would then be reflected as a reduction of principal. Interest income recognition is recommenced if and when the impaired loan becomes contractually current and performance is demonstrated to be resumed. During the year ended December 31, 2013, the Company received partial payment of $1.0 million on a note receivable that was previously impaired and accordingly the allowance for loan losses of $0.1 million was written off. The Company had one note receivable totaling $3.8 million (including $0.1 million in accrued interest) at December 31, 2014 that was impaired due to the inability of the borrower to meet its contractual obligations. Interest income of $84 thousand was recognized on this note for the year ended December 31, 2014 and related to the period before the note was impaired. Management of the Company evaluated the fair value of the underlying collateral of the note and concluded that a loan loss reserve for its full value of $3.8 million was necessary at December 31, 2014. During the year ended December 31, 2015, the Company wrote off $3.8 million of this previously impaired and fully reserved note receivable.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

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

The Company owns certain real estate assets which are subject to income tax in Canada.  Prior to December 31, 2013, a full valuation allowance had been recorded on the net Canadian deferred tax assets as there was no assurance that the Canadian operations would generate taxable income in the future. Due to tax law changes occurring in the fourth quarter of 2013 related primarily to limitations on the deductibility of intercompany interest expense, the Company's Canadian operations generated taxable income during both the years ended December 31, 2015 and 2014 and the Company expects to continue to generate taxable income from its Canadian operations going forward. For the year ended December 31, 2013, the Company reassessed the need for a valuation allowance, and reversed its valuation allowance associated with the net Canadian deferred tax assets and recorded an income tax benefit of $14.8 million. At December 31, 2015, the net Canadian deferred tax assets totaled $10.9 million and the temporary differences between income for financial reporting purposes and taxable income for the Canadian operations relate primarily to depreciation and straight line rents.

The Company has certain taxable REIT subsidiaries, as permitted under the Code, through which it conducts certain business activities and are subject to federal and state income taxes on their net taxable income. One of the taxable REIT subsidiaries holds four unconsolidated joint ventures located in China.  The Company records these investments using the equity method; therefore the income reported by the Company is net of income tax paid to the Chinese authorities.  In addition, the company is liable for withholding taxes associated with the current and future repatriation of earnings of the China joint ventures. At December 31, 2015, the amount of this future liability was approximately $158 thousand and represented withholding taxes on 2015 earnings. Additionally, the Company paid $54 thousand in withholding taxes during the year ended December 31, 2015 that related to 2014 earnings repatriated during 2015. In addition to historical net operating loss carryovers, temporary differences between income for financial reporting purposes and taxable income for the taxable REIT subsidiaries relate primarily to timing differences from when the foreign income is recognized.

As of December 31, 2015 and 2014, respectively, the Canadian operations and the taxable REIT subsidiaries had deferred tax assets totaling approximately $16.5 million and $18.7 million and deferred tax liabilities totaling approximately $3.8 million and $4.4 million.  As there is no assurance that the taxable REIT subsidiaries will generate taxable income in the future beyond the reversal of temporary taxable differences, the deferred tax assets and liabilities have been offset by a valuation allowance at December 31, 2015 and 2014. The Company’s consolidated deferred tax position is summarized as follows:

	2015	2014
Fixed assets	$13,791	$15,720
Net operating losses	2,249	2,880
Other	412	90
Less Valuation allowance	(1,779)	(2,391)
Total deferred tax assets	$14,673	$16,299

Straight line receivable	$(2,731)	$(3,594)
Other	(1,072)	(850)
Total deferred tax liabilities	$(3,803)	$(4,444)

Net deferred tax asset	$10,870	$11,855

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

Deferred tax assets for which no valuation allowance has been established could be recognized for financial reporting purposes in future periods if the taxable REIT subsidiaries generate sufficient taxable income.

Additionally, during the years ended December 31, 2015 and 2014, the Company recognized current income and withholding tax expense of $1.6 million and $2.1 million, respectively, primarily related to certain state income taxes and foreign withholding tax. The table below details the current and deferred income tax benefit (expense) for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Current state income tax expense	$(899)	$(579)	$(522)
Current foreign income tax	431	(493)	—
Current foreign withholding tax	(1,107)	(1,040)	—
Deferred foreign withholding tax	(43)	(320)	(89)
Deferred income tax benefit (expense)	1,136	(1,796)	14,787
Income tax benefit (expense)	$(482)	$(4,228)	$14,176

The Company's effective tax rate for the years ended December 31, 2015 and 2014 was 0.2% and 2.3%, respectively. The differences between the income tax benefit (expense) calculated at the statutory U.S. federal income tax rates of 35% and the actual income tax benefit (expense) recorded for continuing operations is mostly attributable to the dividends paid deduction available for REITs.

Furthermore, the Company qualified as a REIT and distributed the necessary amount of taxable income such that no current U.S. federal income taxes were due for the years ended December 31, 2015, 2014 and 2013. Accordingly, no provision for current U.S. federal income taxes was recorded for any of those years.  If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain provisions, it will be subject to federal and state income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company is subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed taxable income. Tax years 2012 through 2015 remain generally open to examination for U.S. federal income tax and state tax purposes and from 2011 through 2015 for Canadian income tax purposes.

The Company’s policy is to recognize interest and penalties as general and administrative expense.  In 2015, approximately $65 thousand in interest and penalties related to a state audit were recognized. In 2014, the Company did not recognize any expense related to interest and penalties. The Company did not have any accrued interest and penalties at December 31, 2015 or December 31, 2014.

Concentrations of Risk
American Multi-Cinema, Inc. (AMC) was the lessee of a substantial portion (25%) of the megaplex theatre rental properties held by the Company at December 31, 2015 as a result of a series of sale leaseback transactions pertaining to AMC megaplex theatres. A substantial portion of the Company’s total revenues (approximately $86.1 million or 20%, $87.4 million or 23% and $85.1 million or 25%, for the years ended December 31, 2015, 2014 and 2013, respectively) results from the revenue from AMC under the leases, or from its parent, AMC Entertainment, Inc. (AMCE), as the guarantor of AMC’s obligations under the leases. AMCE is wholly owned by AMC Entertainment Holdings, Inc. (AMCEH). AMCEH is a publicly held company (NYSE: AMC) and its consolidated financial information is publicly available as www.sec.gov.

For the years ended December 31, 2015, 2014 and 2013, approximately $33.7 million or 8%, and $40.2 million or 10%, and $42.3 million or 12%, respectively, of total revenue was derived from the Company's four entertainment retail centers in Ontario, Canada. The Company's wholly owned subsidiaries that hold the four Canadian entertainment retail centers represent approximately $169.7 million or 8% and $200.4 million or 10%, respectively, of the Company's net assets as of December 31, 2015 and 2014.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

Cash Equivalents
Cash equivalents include bank demand deposits and shares of highly liquid institutional money market mutual funds for which cost approximates market value.

Restricted Cash
Restricted cash represents cash held for a borrower’s debt service reserve for mortgage notes receivable, deposits required in connection with debt service, and payment of real estate taxes and capital improvements.

Share-Based Compensation
Share-based compensation to employees of the Company is granted pursuant to the Company's Annual Incentive Program and Long-Term Incentive Plan. Share-based compensation to non-employee Trustees of the Company is granted pursuant to the Company's Trustee compensation program and shares are issued under the 2007 Equity Incentive Plan.

Share based compensation expense consists of share option expense, amortization of nonvested share grants, and amortization of share units issued to non-employee Trustees for payment of their annual retainers. Share based compensation is included in general and administrative expense in the accompanying consolidated statements of income, and totaled $8.5 million, $8.9 million and $6.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. Share-based compensation included in retirement severance expense in the accompanying consolidated statements of income totaled $6.4 million for the year ended December 31, 2015 and related to the retirement of the Company's former President and Chief Executive Officer.

Share Options
Share options are granted to employees pursuant to the Long-Term Incentive Plan. The fair value of share options granted is estimated at the date of grant using the Black-Scholes option pricing model. Share options granted to employees vest over a period of four years and share option expense for these options is recognized on a straight-line basis over the vesting period. Expense recognized related to share options and included in general and administrative expense in the accompanying consolidated statement of income was $1.1 million, $1.4 million and $0.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. Expense recognized related to share options and included in retirement severance expense in the accompanying consolidated statements of income was $1.4 million for the year ended December 31, 2015 and related to the retirement of the Company's former President and Chief Executive Officer.

Nonvested Shares Issued to Employees
The Company grants nonvested shares to employees pursuant to both the Annual Incentive Program and the Long-Term Incentive Plan. The Company amortizes the expense related to the nonvested shares awarded to employees under the Long-Term Incentive Plan and the premium awarded under the nonvested share alternative of the Annual Incentive Program on a straight-line basis over the future vesting period (three to four years). Expense recognized related to nonvested shares and included in general and administrative expense in the accompanying consolidated statements of income was $6.3 million, $6.5 million and $4.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. Expense related to nonvested shares and included in retirement severance expense in the accompanying consolidated statements of income was $5.0 million for the year ended December 31, 2015 and related to the retirement of the Company's former President and Chief Executive Officer.

Restricted Share Units Issued to Non-Employee Trustees
The Company issues restricted share units to non-employee Trustees for payment of their annual retainers. The fair value of the share units granted was based on the share price at the date of grant. The share units vest upon the earlier of the day preceding the next annual meeting of shareholders or a change of control. The settlement date for the shares is selected by the non-employee Trustee, and ranges from one year from the grant date to upon termination of service. This expense was amortized by the Company on a straight-line basis over the year of service by the non-employee Trustees. Total expense recognized related to shares issued to non-employee Trustees was $1.0 million, $1.1 million and $828 thousand for the years ended December 31, 2015, 2014 and 2013, respectively.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

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

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

3. Rental Properties
The following table summarizes the carrying amounts of rental properties as of December 31, 2015 and 2014 (in thousands):

	2015	2014
Buildings and improvements	$2,837,611	$2,273,430
Furniture, fixtures & equipment	34,423	25,922
Land	687,468	617,842
	3,559,502	2,917,194
Accumulated depreciation	(534,303)	(465,660)
Total	$3,025,199	$2,451,534
Depreciation expense on rental properties was $85.9 million, $63.0 million and $50.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

During the year ended December 31, 2013, the Company sold five winery and vineyard properties located in California. The total proceeds for these sales were $49.8 million and the Company recognized a net gain of $4.3 million. In consideration for one of these properties, the Company received $1.0 million in cash and a mortgage note receivable of $2.5 million, due in November 2016. As further detailed in Note 18, the results of operations of these properties have been classified within discontinued operations.

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

On January 27, 2015, the Company completed the sale of a theatre located in Los Angeles, California for net proceeds of $42.7 million and recognized a gain on sale of $23.7 million. In addition, during the year ended December 31, 2015, the Company sold a land parcel adjacent to one of its public charter school investments for net proceeds of $1.1 million and recognized a gain of $0.2 million and sold two land parcels adjacent to its megaplex theatre properties for net proceeds of $2.9 million and recognized a loss of $0.1 million. The results of operations of these properties have not been classified within discontinued operations.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

4. Accounts Receivable, Net
The following table summarizes the carrying amounts of accounts receivable, net as of December 31, 2015 and 2014 (in thousands):

	2015	2014
Receivable from tenants	$9,999	$6,705
Receivable from non-tenants	353	602
Straight-line rent receivable	52,336	41,529
Allowance for doubtful accounts	(3,587)	(1,554)
Total	$59,101	$47,282

5. Investment in Mortgage Notes

Investment in mortgage notes, including related accrued interest receivable, at December 31, 2015 and 2014 consists of the following (in thousands):

		2015	2014
(1)	Mortgage note, 10.00%, borrower exercised conversion option on August 1, 2015	—	70,114
(2)	Mortgage note, 9.00%, paid October 1, 2015	—	1,164
(3)	Mortgage note and related accrued interest receivable, 10.00%, paid November 10, 2015	—	2,521
(4)	Mortgage note and related accrued interest receivable, 9.00%, due March 31, 2016	1,257	1,149
(5)	Mortgage note, 5.50%, due November 1, 2016	2,500	2,500
(6)	Mortgage note receivable and related accrued interest receivable, 9.00%, due March 11, 2017	1,454	—
(7)	Mortgage notes and related accrued interest receivable, 7.00% and 10.00%, due May 1, 2019	164,543	191,116
(8)	Mortgage note and related accrued interest receivable, 10.65%, due June 28, 2032	36,032	36,032
(9)	Mortgage note and related accrued interest receivable, 9.50%, due September 1, 2032	19,944	19,795
(10)	Mortgage note and related accrued interest receivable, 10.25%, due October 31, 2032	22,188	22,188
(11)	Mortgage note and related accrued interest receivable, 9.00%, due December 31, 2032	5,469	5,598
(12)	Mortgage notes and related accrued interest receivable, 9.50%, due April 30, 2033	30,680	28,788
(13)	Mortgage note and related accrued interest receivable, 10.25%, due June 30, 2033	3,488	3,471
(14)	Mortgage note, 11.31%, due July 1, 2033	12,781	13,005
(15)	Mortgage note and related accrued interest receivable, 8.50%, due June 30, 2034	4,900	4,870
(16)	Mortgage note and related accrued interest receivable, 9.50%, due August 31, 2034	12,392	12,082
(17)	Mortgage note and related accrued interest receivable, 11.10%, due December 1, 2034	51,450	51,450
(18)	Mortgage notes, 10.13%, due December 1, 2034	37,562	37,562
(19)	Mortgage notes, 10.40%, due December 1, 2034	4,550	4,550
(20)	Mortgage note and related accrued interest receivable, 10.25%, due July 1, 2036	9,147	—
(21)	Mortgage note and related accrued interest receivable, 9.75%, due October 1, 2036	3,443	—
	Total mortgage notes and related accrued interest receivable	$423,780	$507,955

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

(1) The Company's first mortgage loan agreement with CBK Lodge, LP and CBH20, LP was secured by development land and improvements adjacent to the Company's Camelback Mountain Resort. On August 1, 2015, per the terms of the mortgage note agreement, the borrower exercised its option to convert the mortgage note agreement to a 20-year tripe net lease agreement. As a result, the Company recorded the carrying value of the investment into rental property, which approximated the fair value of the property on the conversion date. There was no gain or loss recognized on this transaction.

(2) The Company's first mortgage loan agreement with American Charter Development that was secured by approximately 56 acres of land located in Arizona City, Arizona was paid on October 1, 2015.

(3) The Company's mortgage loan agreement with Carneros Vintners, Inc. that was secured by approximately 20 acres of land and a custom crush facility was paid on November 10, 2015.

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

(6) The Company's first mortgage loan agreement with LBE Investments, Ltd. is secured by approximately 12 acres of land located in Queen Creek, Arizona. The note requires accrued interest and principal to be paid at maturity.

(7) The Company’s mortgage loan agreements with SVVI, LLC (SVVI) are secured by one waterpark and adjacent land in Kansas City, Kansas as well as two other waterparks located in New Braunfels and South Padre Island, Texas. The mortgage notes have cross-default and cross-collateral provisions. Pursuant to the mortgage on the Texas properties, only a seasonal line of credit secured by the Texas parks totaling not more than $9.0 million at any time ranks superior to the Company’s collateral position. The note accrues monthly interest payments and SVVI is required to fund a debt service reserve for off-season interest payments (those due from September to May). The reserve is to be funded by equal monthly installments during the months of June, July and August. Monthly interest payments are transferred to the Company from this debt service reserve. The mortgage loan agreements also contain certain participating interest and note pay-down provisions. During the years ended December 31, 2015, 2014 and 2013, the Company recognized $1.5 million, $1.4 million and $923 thousand of participating interest income, respectively. SVV I, LLC is a VIE, but it was determined that the Company was not the primary beneficiary of this VIE. The Company’s maximum exposure to loss associated with SVVI, LLC is limited to the Company’s outstanding mortgage note and related accrued interest receivable. On October 13, 2015, the Company received a partial pay-down of $45.0 million. Per the terms of the mortgage notes receivable, half of this amount pays back advances plus accrued interest and the other half, or approximately $22.5 million, further reduces the note balance but has no impact on the interest income the Company was previously receiving.

(8) The Company's first mortgage loan agreement with Montparnasse 56 USA is secured by the observation deck of the John Hancock building in Chicago, Illinois. This note requires monthly interest payments.

(9) The Company's first mortgage loan agreement with Basis Schools, Inc. is secured by a public charter school and the underlying land located in Washington D.C. Subsequent to December 31, 2015, the note was prepaid on January 5, 2016. In connection with the full payoff of this note, the Company received a prepayment fee of $3.6 million.

(10) The Company's first mortgage loan agreement with Fiber Mills, LLC and Music Factory Condominiums, LLC is secured by the North Carolina Music Factory located in Charlotte, North Carolina which is an existing entertainment retail center that includes live performance and other dining and entertainment tenants. Subsequent to December 31, 2015, this note was amended and restated. The amended note bears interest at 9.75% and requires monthly interest payments. In conjunction with the amendment, the Company funded an additional $21.8 million.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

(11) The Company's first mortgage loan agreement with LBE Investments, Ltd. is secured by a charter school property located in Queen Creek, Arizona. The note is fully amortizing and requires monthly principal and interest payments of $52 thousand.

(12) The Company's first mortgage loan agreements with LBE Investments, Ltd. are secured by three charter school properties located in Gilbert and Queen Creek, Arizona. The notes bear interest beginning at 9.50% with increases of 0.50% every five years. The notes are fully amortizing and require monthly payments of principal and interest. The notes have an effective interest rate of approximately 9.50%, which is net of a 2% servicer fee to HighMark.

(13) The Company's first mortgage loan agreement with UME Preparatory Academy is secured by approximately 28 acres of land and a public charter school property located in Dallas, Texas. The note bears interest beginning at 10.25% with increases of 0.50% every five years and requires monthly interest payments. The note has an effective interest rate of approximately 9.90%, which is net of a 2% servicer fee to HighMark.

(14) The Company's first mortgage loan agreement with Topgolf USA Austin is secured by a golf entertainment complex located in Austin, Texas. The note is fully amortizing and requires monthly principal and interest payments of $141 thousand.

(15) The Company's first mortgage loan agreement with 169 Jenks is secured by a public charter school property located in St. Paul, Minnesota. The note bears interest beginning at 8.50% which increases annually based on a formula of the rate multiplied by 1.025%. The note requires monthly interest payments.

(16) The Company's first mortgage loan agreement with Beloved Community Charter School, Inc. is secured by a charter school property located in Jersey City, New Jersey. The note bears interest beginning at 9.50% with increases of 0.50% every five years and requires monthly interest payments. The note has an effective interest rate of approximately 9.50%, which is net of a 2% servicer fee to HighMark.

(17) The Company's first mortgage loan agreement with Peak Resorts, Inc. (Peak) is secured by one metro ski park located in Vermont. Mount Snow is approximately 588 acres and is located in both West Dover and Wilmington, Vermont. On December 2, 2014, this note was amended and restated to extend the maturity date to December 1, 2034. The note requires monthly interest payments and Peak is required to fund a debt service reserve for off-season interest payments (those due from April to December).  The reserve is to be funded by equal monthly installments during the months of January, February and March. Monthly interest payments are transferred to the Company from this debt service reserve. Annually, this interest rate increases based on a formula dependent in part on increases in the CPI.

(18) The Company's first mortgage loan agreements with Peak are secured by four metro ski parks located in Ohio and Pennsylvania with a total of approximately 510 acres. On December 2, 2014, these notes were amended and restated to extend the maturity date to December 1, 2034. The notes require monthly interest payments and Peak is required to fund a debt service reserve for off-season interest payments (those due from April to December). The reserve is to be funded by equal monthly installments during the months of January, February and March. Monthly interest payments are transferred to the Company from this debt service reserve. Annually, this interest rate increases based on a formula dependent in part on increases in the CPI.

(19) The Company's first mortgage loan agreement with Peak is secured by a metro ski park located in Chesterland, Ohio with approximately 135 acres. On December 2, 2014, this note was amended and restated to extend the maturity date to December 1, 2034. The note requires monthly interest payments and Peak is required to fund a debt service reserve for off-season interest payments (those due from April to December). The reserve is to be funded by equal monthly installments during the months of January, February and March. Monthly interest payments are transferred to the Company from this debt service reserve. Annually, this interest rate increases based on a formula dependent in part on increases in the CPI.

(20) The Company's first mortgage loan agreement with Topgolf USA Midvale, LLC is secured by a golf entertainment complex located in Midvale, Utah. The note requires monthly interest payments.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

(21) The Company's first mortgage loan agreement with Topgolf USA West Chester, LLC is secured by a golf entertainment complex located in West Chester, Ohio. The note requires monthly interest payments.

Principal payments and related accrued interest due on mortgage notes receivable subsequent to December 31, 2015 are as follows (in thousands):

Amount
Year:
2016	$5,960
2017	2,268
2018	902
2019	165,546
2020	1,112
Thereafter	247,992
Total	$423,780

6. Investment in a Direct Financing Lease

The Company’s investment in a direct financing lease relates to the Company’s master lease of 21 public charter school properties as of December 31, 2015 and 23 public charter school properties as of December 31, 2014, with affiliates of Imagine Schools, Inc. (Imagine). Investment in a direct financing lease, net represents estimated unguaranteed residual values of leased assets and net unpaid rentals, less related deferred income. The following table summarizes the carrying amounts of investment in a direct financing lease, net as of December 31, 2015 and 2014 (in thousands):

	2015	2014
Total minimum lease payments receivable	$439,646	$487,275
Estimated unguaranteed residual value of leased assets	162,669	172,880
Less deferred income (1)	(411,435)	(460,823)
Investment in a direct financing lease, net	$190,880	$199,332

(1) Deferred income is net of $1.4 million and $1.5 million of initial direct costs at December 31, 2015 and 2014, respectively.

Additionally, the Company has determined that no allowance for losses was necessary at December 31, 2015 and 2014.

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
December 31, 2015, 2014 and 2013

On June 30, 2015, the Company terminated a portion of its master lease with Imagine related to one public charter school property located in Ohio. The property was subsequently leased to another operator pursuant to a long-term triple net lease agreement that is classified as an operating lease. There was no gain or loss recognized on this lease termination.

The Company’s direct financing lease has expiration dates ranging from approximately 16 to 19 years. Future minimum rentals receivable on this direct financing lease at December 31, 2015 are as follows (in thousands):

Amount
Year:
2016	$19,787
2017	20,380
2018	20,992
2019	21,621
2020	22,270
Thereafter	334,596
Total	$439,646

7. Unconsolidated Real Estate Joint Ventures

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

The Company recognized income of $505 thousand and received distributions of $646 thousand during 2013, from its equity investments in the Atlantic-EPR I and Atlantic-EPR II joint ventures. Condensed consolidated financial information for Atlantic-EPR I and Atlantic-EPR II is as follows as of and for the period ended October 8, 2013 (in thousands):

2013
Rental properties, net	$44,644
Cash	512
Atlantic-EPR II mortgage note payable to EPR (1)	11,796
Atlantic-EPR I mortgage note payable to EPR (1)	21,293
Partners’ equity	18,372
Rental revenue	4,373
Net income	1,430
(1) Atlantic-EPR I and Atlantic-EPR II mortgage notes payable to the Company were settled with the Company's acquisition of Atlantic's interests in each of these joint ventures on October 8, 2013.

In addition, as of December 31, 2015 and 2014 the Company had invested $6.2 million and $5.7 million, respectively, in unconsolidated joint ventures for three theatre projects located in China. The Company recognized income of $969 thousand, $1.3 million and $893 thousand from its investment in these joint ventures for the years ended December 31, 2015, 2014 and 2013, respectively. The Company also received distributions from these joint ventures of $540 thousand, $810 thousand and $339 thousand during the years ended December 31, 2015, 2014 and 2013, respectively.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

8. Debt

Debt at December 31, 2015 and 2014 consists of the following (in thousands):

		2015	2014
(1)	Mortgage note payable, 5.56%, paid in full on March 6, 2015	$—	$30,508
(2)	Mortgage note payable, 5.39%, paid in full on July 31, 2015	—	4,960
(3)	Mortgage notes payable, 5.77%, paid in full on August 6, 2015	—	62,842
(4)	Mortgage notes payable, 5.84%, paid in full on December 7, 2015	—	35,515
(5)	Note payable, 2.50%, due April 21, 2016	1,850	1,850
(6)	Mortgage notes payable, 6.37%, due June 1, 2016	24,754	25,607
(7)	Mortgage notes payable, 6.10%, due October 1, 2016	22,235	23,000
(8)	Mortgage notes payable, 6.02%, due October 6, 2016	16,738	17,319
(9)	Mortgage note payable, 6.06%, due March 1, 2017	9,381	9,693
(10)	Mortgage note payable, 6.07%, due April 6, 2017	9,667	9,985
(11)	Mortgage notes payable, 5.73%-5.95%, due May 1, 2017	31,603	32,662
(12)	Mortgage notes payable, 4.00%, due July 6, 2017	93,616	97,248
(13)	Mortgage note payable, 5.29%, due July 8, 2017	3,455	3,604
(14)	Mortgage notes payable, 5.86% due August 1, 2017	22,931	23,681
(15)	Mortgage note payable, 6.19%, due February 1, 2018	13,171	13,849
(16)	Mortgage note payable, 7.37%, due July 15, 2018	4,813	6,205
(17)	Unsecured revolving variable rate credit facility, LIBOR + 1.25%, due April 24, 2019	196,000	62,000
(18)	Unsecured term loan payable, LIBOR + 1.40%, $300,000 fixed through interest rate swaps at a blended rate of 2.71% through April 5, 2019, due April 24, 2020	350,000	285,000
(19)	Senior unsecured notes payable, 7.75%, due July 15, 2020	250,000	250,000
(20)	Senior unsecured notes payable, 5.75%, due August 15, 2022	350,000	350,000
(21)	Senior unsecured notes payable, 5.25%, due July 15, 2023	275,000	275,000
(22)	Senior unsecured notes payable, 4.50%, due April 1, 2025	300,000	—
(23)	Bonds payable, variable rate, due October 1, 2037	24,995	24,995
	Less: deferred financing costs, net	(18,289)	(15,773)
	Total	$1,981,920	$1,629,750

(1) The Company’s mortgage note payable was prepaid in full on March 6, 2015 prior to its maturity date of June 5, 2015. The note was secured by one entertainment retail center.

(2) The Company's mortgage note payable was paid in full on July 31, 2015 prior to its maturity date of November 1, 2015. The note was secured by one theatre property.

(3) The Company’s mortgage notes payable were paid in full on August 6, 2015 prior to the maturity date of November 6, 2015. The notes were secured by six theatre properties.

(4) The Company’s mortgage notes payable were paid in full on December 7, 2015 prior to the maturity date of March 6, 2016. The notes were secured by two theatre properties.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

(5) On April 21, 2014, the Company assumed a note payable in conjunction with the acquisition of 11 theatre properties. The carrying value of the note approximated fair value on the date of acquisition. The note requires quarterly interest payments of approximately $12 thousand with principal payment due at maturity.

(6) The Company’s mortgage notes payable are secured by two theatre properties, which had a net book value of approximately $30.3 million at December 31, 2015. The notes had initial balances totaling $31.0 million and the monthly payments are based on a 25-year amortization schedule. The notes require monthly principal and interest payments totaling approximately $207 thousand with a final principal payment at maturity totaling approximately $24.4 million.

(7) The Company’s mortgage notes payable are secured by four theatre properties, which had a net book value of approximately $25.6 million at December 31, 2015. The notes had initial balances totaling $27.8 million and the monthly payments are based on a 25-year amortization schedule. The notes require monthly principal and interest payments totaling approximately $180 thousand with a final principal payment at maturity totaling approximately $21.6 million.

(8) The Company’s mortgage notes payable are secured by three theatre properties, which had a net book value of approximately $18.3 million at December 31, 2015. The notes had initial balances totaling $20.9 million and the monthly payments are based on a 25-year amortization schedule. The notes require monthly principal and interest payments totaling approximately $135 thousand with a final principal payment at maturity totaling approximately $16.2 million.

(9) The Company’s mortgage note payable is secured by one theatre property, which had a net book value of approximately $8.9 million at December 31, 2015. The note had an initial balance of $11.6 million and the monthly payments are based on a 25-year amortization schedule. The note requires monthly principal and interest payments of approximately $75 thousand with a final principal payment at maturity of approximately $9.0 million.

(10) The Company’s mortgage note payable is secured by one theatre property, which had a net book value of approximately $8.3 million at December 31, 2015. The note had an initial balance of $11.9 million and the monthly payments are based on a 30-year amortization schedule. The note requires monthly principal and interest payments of approximately $77 thousand with a final principal payment at maturity of approximately $9.2 million.

(11) The Company’s mortgage notes payable are secured by four theatre properties, which had a net book value of approximately $28.9 million at December 31, 2015. The notes had initial balances totaling $38.9 million and the monthly payments are based on a 25-year amortization schedule. The notes require monthly principal and interest payments totaling approximately $247 thousand with a final principal payment at maturity totaling approximately $30.0 million. The weighted average interest rate on these notes is 5.85%.

(12) On April 21, 2014, the Company assumed a mortgage note payable of $90.3 million in conjunction with the acquisition of 11 theatre properties. The mortgage note was recorded at fair value upon acquisition which was estimated to be $99.6 million. The fair value of this mortgage note was determined by discounting the future cash flows of the mortgage note using an estimated current market rate of 4.00%. The mortgage note is secured by 11 theatre properties, which had a net book value of approximately $119.0 million at December 31, 2015. The monthly payments are based on a 10-year amortization schedule and the mortgage note requires monthly principal and interest payments of approximately $635 thousand with a final principal payment at maturity of approximately $85.1 million.

(13) On March 3, 2011, the Company assumed a mortgage note payable of $3.8 million in conjunction with the acquisition of a theatre property. The note was recorded at fair value upon acquisition which was estimated to be $4.1 million. The fair value of the note was determined by discounting the future cash flows of the note using an estimated current market rate of 5.29%. The note is secured by one theatre property, which had a net book value of approximately $8.1 million at December 31, 2015. The monthly payments are based on a 25-year amortization schedule and the note requires monthly principal and interest payments of approximately $28 thousand with a final principal payment at maturity of approximately $3.2 million.

(14) The Company’s mortgage notes payable due August 1, 2017 are secured by two theatre properties, which had a net book value of approximately $25.5 million at December 31, 2015. The notes had initial balances totaling $28.0

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

million and the monthly payments are based on a 25-year amortization schedule. The notes require monthly principal and interest payments totaling approximately $178 thousand with a final principal payment at maturity totaling approximately $21.7 million.

(15) The Company’s mortgage note payable due February 1, 2018 is secured by one theatre property which had a net book value of approximately $19.2 million at December 31, 2015. The mortgage loan had an initial balance of $17.5 million and the monthly payments are based on a 20-year amortization schedule. The note requires monthly principal and interest payments of approximately $127 thousand with a final principal payment at maturity of approximately $11.6 million.

(16) The Company’s mortgage note payable due July 15, 2018 is secured by one theatre property, which had a net book value of approximately $17.1 million at December 31, 2015. The note had an initial balance of $18.9 million and the monthly payments are based on a 20-year amortization schedule. The notes require monthly principal and interest payments of approximately $151 thousand with a final principal payment at maturity of approximately $843 thousand. On February 18, 2016, this loan was prepaid in full.

(17) The Company's unsecured revolving credit facility (the facility) bears interest at LIBOR plus 1.25%, which was 1.57% on December 31, 2015. Interest is payable monthly. On April 24, 2015, the Company amended, restated and combined its unsecured revolving credit and term loan facilities. The amendments to the unsecured revolving portion of the new credit facility, among other things, (i) increase the initial amount from $535.0 million to $650.0 million, (ii) extend the maturity date from July 23, 2017, to April 24, 2019 (with the Company having the same right as before to extend the loan for one additional year, subject to certain terms and conditions) and (iii) lower the interest rate and facility fee pricing based on a grid related to the Company's senior unsecured credit ratings which at closing was LIBOR plus 1.25% and 0.25%, respectively. In connection with the amendment, $243 thousand of deferred financing costs (net of accumulated amortization) were written off during the year ended December 31, 2015. As of December 31, 2015, the Company had $196.0 million outstanding under the facility and total availability under the revolving credit facility was $454.0 million. In addition, there is a $1.0 billion accordion feature on the combined unsecured revolving credit and term loan facility that increases the maximum borrowing amount available under the combined facility, subject to lender approval, from $1.0 billion to $2.0 billion.

(18) The Company's unsecured term loan payable bears interest at LIBOR plus 1.40%, which was 1.82% on December 31, 2015. Interest is payable monthly. On April 24, 2015, the Company amended, restated and combined its unsecured revolving credit and term loan facilities. The amendments to the unsecured term loan portion of the new facility, among other things, (i) increase the initial amount from $285.0 million to $350.0 million, (ii) extend the maturity date from July 23, 2018 to April 24, 2020 and (iii) lower the interest rate at all senior unsecured credit rating tiers which was LIBOR plus 1.40% at closing. In addition, there is a $1.0 billion accordion feature on the combined unsecured revolving credit and term loan facility that increases the maximum borrowing amount available under the combined facility, subject to lender approval, from $1.0 billion to $2.0 billion.

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

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

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

(22) On March 16, 2015, the Company issued $300.0 million in aggregate principal amount of senior notes due on April 1, 2025 pursuant to an underwritten public offering. The notes bear interest at an annual rate of 4.50%. Interest is payable on April 1 and October 1 of each year beginning on October 1, 2015 until the stated maturity date of April 1, 2025. The notes were issued at 99.638% of their face value and are unsecured and guaranteed by certain of the Company’s subsidiaries. The notes contain various covenants, including: (i) a limitation on incurrence of any debt which would cause the ratio of the Company’s debt to adjusted total assets to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause the ratio of the Company’s secured debt to adjusted total assets to exceed 40%; (iii) a limitation on incurrence of any debt which would cause the Company’s debt service coverage ratio to be less than 1.5 times and (iv) the maintenance at all times of the Company's total unencumbered assets such that they are not less than 150% of the Company’s outstanding unsecured debt.

(23) The Company’s bonds payable due October 1, 2037 are secured by three theatres, which had a net book value of approximately $22.5 million at December 31, 2015, and bear interest at a variable rate which resets on a weekly basis and was 0.01% at December 31, 2015. The bonds requires monthly interest only payments with principal due at maturity.

Certain of the Company’s debt agreements contain customary restrictive covenants related to financial and operating performance as well as certain cross-default provisions. The Company was in compliance with all financial covenants at December 31, 2015.

Principal payments due on long-term debt obligations subsequent to December 31, 2015 (without consideration of any extensions) are as follows (in thousands):

Amount
Year:
2016	$75,514
2017	165,319
2018	13,381
2019	196,000
2020	600,000
Thereafter	949,995
Less: deferred financing costs, net	(18,289)
Total	$1,981,920

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

The Company capitalizes a portion of interest costs as a component of property under development. The following is a summary of interest expense, net for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Interest on loans	$92,140	$82,839	$78,292
Amortization of deferred financing costs	4,588	4,248	4,041
Credit facility and letter of credit fees	1,759	1,735	1,510
Interest cost capitalized	(18,547)	(7,525)	(2,763)
Interest income	(25)	(27)	(53)
Less: interest income of discontinued operations	—	—	29
Interest expense, net	$79,915	$81,270	$81,056

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

Consolidated VIEs
As of December 31, 2015, the Company does not have any investments in consolidated VIEs.

Unconsolidated VIE
At December 31, 2015, the Company’s recorded investment in SVVI, a VIE that is unconsolidated, was $164.5 million. The Company’s maximum exposure to loss associated with SVVI is limited to the Company’s outstanding mortgage note of $164.5 million. While this entity is a VIE, the Company has determined that the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance is not held by the Company. For further discussion of this mortgage note, see Note 5.

10. Derivative Instruments

All derivatives are recognized at fair value in the consolidated balance sheets within the line items "Other assets" and "Accounts payable and accrued liabilities" as applicable. The Company's derivatives are subject to a master netting arrangement and the Company has elected not to offset its derivative position for purposes of balance sheet presentation and disclosure. The Company had derivative liabilities of $5.7 million and $5.1 million recorded in “Accounts payable and accrued liabilities” and derivative assets of $42.2 million and $14.8 million recorded in “Other assets” in the consolidated balance sheet at December 31, 2015 and 2014, respectively. Had the Company elected to offset derivatives in the consolidated balance sheet, the Company would have had derivative assets of approximately $42.2 million and derivative assets of $14.8 million that would have been offset against the respective derivative liabilities of $5.7 million and liabilities of $5.1 million, resulting in a net derivative asset of $36.5 million and $9.7 million (with no derivative liability) at December 31, 2015 and 2014, respectively.  The Company has not posted or received collateral with its derivative counterparties as of December 31, 2015 and 2014. See Note 11 for disclosures relating to the fair value of the derivative instruments as of December 31, 2015 and 2014.

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

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

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

On January 5, 2012 the Company entered into three interest rate swap agreements to fix the interest rate on a $240.0 million term loan. These agreements have a combined outstanding notional amount of $240.0 million, a termination date of January 5, 2016 and provide a fixed rate on this debt of 2.51%. On September 6, 2013, the Company entered into three interest rate swap agreements to further fix the interest rate on $240.0 million of the unsecured term loan facility at 2.38% from January 5, 2016 to July 5, 2017.  On August 12, 2015, the Company entered into two interest rate swap agreements to fix the interest rate at 2.94% on an additional $60.0 million of the unsecured term loan facility from September 8, 2015 to July 5, 2017 and on $300.0 million of the unsecured term loan facility from July 6, 2017 to April 5, 2019.

The effective portion of changes in the fair value of interest rate derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (AOCI) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years ending December 31, 2015, 2014 and 2013, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness on cash flow hedges was recognized during the years ending December 31, 2015, 2014 and 2013.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of December 31, 2015, the Company estimates that during the twelve months ending December 31, 2016, $4.6 million will be reclassified from AOCI to interest expense.

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

At December 31, 2015, the Company’s cross-currency swaps had a fixed original notional value of $100.0 million CAD and $98.1 million U.S. The net effect of these swaps is to lock in an exchange rate of $1.05 CAD per U.S. dollar on approximately $13.5 million of annual CAD denominated cash flows on the properties through June 2018.

The effective portion of changes in the fair value of foreign currency derivatives designated and that qualify as cash flow hedges of foreign exchange risk is recorded in AOCI and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative, as well as amounts excluded from the assessment of hedge effectiveness, is recognized directly in earnings. No hedge ineffectiveness on foreign currency derivatives has been recognized for the years ended December 31, 2015, 2014 and 2013. As of December 31, 2015, the Company estimates that during the twelve months ending December 31, 2016, $3.1 million will be reclassified from AOCI to other income.

Net Investment Hedges
As discussed above, the Company is exposed to fluctuations in foreign exchange rates on its four Canadian properties. As such, the Company uses currency forward agreements to hedge its exposure to changes in foreign exchange rates. Currency forward agreements involve fixing the CAD to U.S. dollar exchange rate for delivery of a specified amount

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

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

During the year ended December 31, 2014, the Company received $5.7 million of cash in connection with the settlement of a CAD to U.S. dollar currency forward agreement which was designated as a net investment hedge. The cash receipt has been reported as part of investing activity in the accompanying consolidated statement of cash flows. The corresponding change in value of the forward contract for the period from inception to the settlement date of $5.7 million is reported in AOCI as part of the cumulative translation adjustment. The $5.7 million gain will remain in AOCI and will be reclassified into earnings upon a sale or complete or substantially complete liquidation of the Company’s investment in its four Canadian properties.

For foreign currency derivatives designated as net investment hedges, the effective portion of changes in the fair value of the derivatives are reported in AOCI as part of the cumulative translation adjustment. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness on net investment hedges has been recognized for the years ended December 31, 2015, 2014 and 2013. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated.

Below is a summary of the effect of derivative instruments on the consolidated statements of changes in equity and income for the years ended December 31, 2015, 2014 and 2013:

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

Effect of Derivative Instruments on the Consolidated Statements of Changes in Equity and Income for the Years Ended December 31, 2015, 2014 and 2013 (Dollars in thousands)

	Year Ended December 31,
Description	2015	2014	2013
Interest Rate Swaps
Amount of Loss Recognized in AOCI on Derivative (Effective Portion)	$(2,581)	$(2,458)	$(2,372)
Amount of Expense Reclassified from AOCI into Earnings (Effective Portion) (1)	(2,004)	(1,833)	(1,749)
Cross Currency Swaps
Amount of Gain Recognized in AOCI on Derivative (Effective Portion)	5,380	3,560	2,278
Amount of Income (Expense) Reclassified from AOCI into Earnings (Effective Portion) (2)	2,396	698	(160)
Currency Forward Agreements
Amount of Gain Recognized in AOCI on Derivative (Effective Portion)	24,359	11,600	8,092
Amount of Income Reclassified from AOCI into Earnings (Effective Portion) (2)	—	—	287
Total
Amount of Gain Recognized in AOCI on Derivative (Effective Portion)	$27,158	$12,702	$7,998
Amount of Gain (Expense) Reclassified from AOCI into Earnings (Effective Portion)	392	(1,135)	(1,622)

(1)	Included in “Interest expense, net” in accompanying consolidated statements of income.

(2)	Included in “Other expense” or "Other income" in the accompanying consolidated statements of income.

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

As of December 31, 2015, the fair value of the Company’s derivatives in a liability position related to these agreements was $5.7 million. If the Company breached any of the contractual provisions of the derivative contracts, it would be required to settle its obligations under the agreements at their termination value of $5.8 million.

11. Fair Value Disclosures

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

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives also use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of December 31, 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives and therefore, has classified its derivatives as Level 2 within the fair value reporting hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014, aggregated by the level in the fair value hierarchy within which those measurements are classified and by derivative type.
Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2015 and 2014 (Dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31,
2015:
Cross Currency Swaps*	$—	$7,575	$—	$7,575
Currency Forward Agreements*	$—	$34,587	$—	$34,587
Interest Rate Swap Agreements**	$—	$(5,674)	$—	$(5,674)
2014:
Cross Currency Swaps*	$—	$4,592	$—	$4,592
Currency Forward Agreements*	$—	$10,227	$—	$10,227
Interest Rate Swap Agreements**	$—	$(5,096)	$—	$(5,096)
*Included in "Other assets" in the accompanying consolidated balance sheet.
**Included in "Accounts payable and accrued liabilities" in the accompanying consolidated balance sheet.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

Non-recurring fair value measurements
There were no non-recurring measurements during the years ended December 31, 2015 and 2014.

Fair Value of Financial Instruments
Management compares the carrying value and the estimated fair value of the Company’s financial instruments. The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instruments at December 31, 2015 and 2014:

Mortgage notes receivable and related accrued interest receivable:
The fair value of the Company’s mortgage notes and related accrued interest receivable is estimated by discounting the future cash flows of each instrument using current market rates. At December 31, 2015, the Company had a carrying value of $423.8 million in fixed rate mortgage notes receivable outstanding, including related accrued interest, with a weighted average interest rate of approximately 9.36%. The fixed rate mortgage notes bear interest at rates of 5.50% to 11.31%. Discounting the future cash flows for fixed rate mortgage notes receivable using rates of 8.50% to 11.31%, management estimates the fair value of the fixed rate mortgage notes receivable to be $415.7 million with an estimated weighted average market rate of 10.05% at December 31, 2015.

At December 31, 2014, the Company had a carrying value of $508.0 million in fixed rate mortgage notes receivable outstanding, including related accrued interest, with a weighted average interest rate of approximately 9.07%. The fixed rate mortgage notes bear interest at rates of 5.50% to 11.31%. Discounting the future cash flows for fixed rate mortgage notes receivable using rates of 9.00% to 11.31%, management estimates the fair value of the fixed rate mortgage notes receivable to be approximately $488.8 million with an estimated weighted average market rate of 10.13% at December 31, 2014.

Investment in a direct financing lease, net:
The fair value of the Company’s investment in a direct financing lease as of December 31, 2015 and 2014 is estimated by discounting the future cash flows of the instrument using current market rates. At December 31, 2015 and 2014, the Company had an investment in a direct financing lease with a carrying value of $190.9 million and $199.3 million, respectively, and weighted average effective interest rate of 12.00% and 11.99%, respectively. The investment in direct financing lease bears interest at effective interest rates of 11.74% to 12.38%. The carrying value of the investment in a direct financing lease approximates the fair market value at December 31, 2015 and 2014.

Derivative instruments:
Derivative instruments are carried at their fair market value.

Debt instruments:
The fair value of the Company's debt as of December 31, 2015 and 2014 is estimated by discounting the future cash flows of each instrument using current market rates. At December 31, 2015, the Company had a carrying value of $571.0 million in variable rate debt outstanding with an average weighted interest rate of approximately 1.65%. The carrying value of the variable rate debt outstanding approximates the fair market value at December 31, 2015.

At December 31, 2014, the Company had a carrying value of $372.0 million in variable rate debt outstanding with an average weighted interest rate of approximately 1.57%. The carrying value of the variable rate debt outstanding approximates the fair market value at December 31, 2014.

As described in Note 8, at December 31, 2015 and 2014, $300.0 million and $240.0 million, respectively, of variable rate debt outstanding under the Company's unsecured term loan facility had been effectively converted to a fixed rate through April 5, 2019 by interest rate swap agreements.

At December 31, 2015, the Company had a carrying value of $1.43 billion in fixed rate debt outstanding with an average weighted interest rate of approximately 5.66%. Discounting the future cash flows for fixed rate debt

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

using rates of 3.33% to 4.94%, management estimates the fair value of the fixed rate debt to be approximately $1.55 billion with an estimated weighted average market rate of 4.28% at December 31, 2015.

At December 31, 2014, the Company had a carrying value of $1.27 billion in fixed rate debt outstanding with an average weighted interest rate of approximately 5.94%. Discounting the future cash flows for fixed rate debt using rates of 2.13% to 4.56%, management estimates the fair value of the fixed rate debt to be approximately $1.38 billion with an estimated market rate of 3.76% at December 31, 2014.

12. Common and Preferred Shares

Common Shares
The Board of Trustees declared cash dividends totaling $3.63 and $3.42 per common share for the years ended December 31, 2015 and 2014, respectively.

Of the total dividends calculated for tax purposes, the amounts characterized as ordinary income, return of capital and long-term capital gain for cash dividends paid per common share for the years ended December 31, 2015 and 2014 are as follows:

	2015	2014
Taxable ordinary income	$3.0674	$3.0364
Return of capital	0.5451	0.3619
Long-term capital gain	—	—
Unrecaptured Sec. 1250 Gain	—	—
Totals	$3.6125	$3.3983

On September 23, 2014, the Company issued 3,680,000 common shares in a registered public offering for total net proceeds, after the underwriting discount and offering expenses, of approximately $184.2 million. The net proceeds from the public offering were used to pay down the Company’s unsecured revolving credit facility.

During the year ended December 31, 2014, the Company issued an aggregate of 1,563,709 common shares under the direct share purchase component of its Dividend Reinvestment and Direct Share Purchase Plan (DSPP) for total net proceeds of $79.5 million.

During the year ended December 31, 2015, the Company issued an aggregate of 3,530,058 common shares under its DSPP for net proceeds of $190.3 million.

On January 21, 2016, the Company issued 2,250,000 common shares in a registered public offering for a total net proceeds, after the underwriting discount and offering expenses of approximately $125.0 million. The net proceeds from the public offering were used to pay down the Company's unsecured revolving credit facility.

Series C Convertible Preferred Shares
The Company has outstanding 5.4 million 5.75% Series C cumulative convertible preferred shares (Series C preferred shares). The Company will pay cumulative dividends on the Series C preferred shares from the date of original issuance in the amount of $1.4375 per share each year, which is equivalent to 5.75% of the $25 liquidation preference per share. Dividends on the Series C preferred shares are payable quarterly in arrears. The Company does not have the right to redeem the Series C preferred shares except in limited circumstances to preserve the Company’s REIT status. The Series C preferred shares have no stated maturity and will not be subject to any sinking fund or mandatory redemption. As of December 31, 2015, the Series C preferred shares are convertible, at the holder’s option, into the Company’s common shares at a conversion rate of 0.3758 common shares per Series C preferred share, which is equivalent to a conversion price of $66.52 per common share. This conversion ratio may increase over time upon certain specified triggering events including if the Company’s common dividends per share exceeds a quarterly threshold of $0.6875.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

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

The Board of Trustees declared cash dividends totaling $1.4375 per Series C preferred share for each of the years ended December 31, 2015 and 2014, respectively. The total amount of cash dividends paid per Series C preferred share of $1.4375 for the years ended December 31, 2015 and 2014 were characterized as taxable ordinary income.

Series E Convertible Preferred Shares
The Company has outstanding 3.5 million 9.00% Series E cumulative convertible preferred shares (Series E preferred shares). The Company will pay cumulative dividends on the Series E preferred shares from the date of original issuance in the amount of $2.25 per share each year, which is equivalent to 9.00% of the $25 liquidation preference per share. Dividends on the Series E preferred shares are payable quarterly in arrears. The Company does not have the right to redeem the Series E preferred shares except in limited circumstances to preserve the Company’s REIT status. The Series E preferred shares have no stated maturity and will not be subject to any sinking fund or mandatory redemption. As of December 31, 2015, the Series E preferred shares are convertible, at the holder’s option, into the Company’s common shares at a conversion rate of 0.4573 common shares per Series E preferred share, which is equivalent to a conversion price of $54.67 per common share. This conversion ratio may increase over time upon certain specified triggering events including if the Company’s common dividends per share exceeds a quarterly threshold of $0.84.

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

The Board of Trustees declared cash dividends totaling $2.25 per Series E preferred share for the years ended December 31, 2015 and 2014. The total amount of cash dividends paid per Series E preferred share of $2.25 for each of the years ended December 31, 2015 and 2014 were characterized as taxable ordinary income.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

Series F Preferred Shares
The Company has outstanding 5.0 million shares of 6.625% Series F cumulative redeemable preferred shares (Series F preferred shares). The Company will pay cumulative dividends on the Series F preferred shares from the date of original issuance in the amount of $1.65625 per share each year, which is equivalent to 6.625% of the $25.00 liquidation preference per share. Dividends on the Series F preferred shares are payable quarterly in arrears. The Company may not redeem the Series F preferred shares before October 12, 2017, except in limited circumstances to preserve the Company’s REIT status or in connection with a change of control. On or after October 12, 2017, the Company may, at its option, redeem the Series F preferred shares in whole at any time or in part from time to time by paying $25.00 per share, plus any accrued and unpaid dividends up to and including the date of redemption. The Series F preferred shares have no stated maturity and will not be subject to any sinking fund or mandatory redemption. The Series F preferred shares are not convertible into any of the Company's securities, except under certain circumstances in connection with a change of control. Owners of the Series F preferred shares generally have no voting rights except under certain dividend defaults.

The Board of Trustees declared cash dividends totaling $1.65625 per Series F preferred share for the years ended December 31, 2015 and 2014. The total amount of cash dividends paid per Series F preferred share of $1.65625 for the years ended December 31, 2015 and 2014 were characterized as taxable ordinary income.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

13. Earnings Per Share

The following table summarizes the Company’s computation of basic and diluted earnings per share (EPS) for the years ended December 31, 2015, 2014 and 2013 (amounts in thousands except per share information):

	Year Ended December 31, 2015
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Income from continuing operations	$194,333
Less: preferred dividend requirements	(23,806)
Income from continuing operations available to common shareholders	$170,527	58,138	$2.93
Income from discontinued operations available to common shareholders	$199	58,138	$0.01
Net income available to common shareholders	$170,726	58,138	$2.94
Diluted EPS:
Income from continuing operations available to common shareholders	$170,527	58,138
Effect of dilutive securities:
Share options	—	190
Income from continuing operations available to common shareholders	$170,527	58,328	$2.92
Income from discontinued operations available to common shareholders	$199	58,328	$0.01
Net income available to common shareholders	$170,726	58,328	$2.93

	Year Ended December 31, 2014
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Income from continuing operations	$175,752
Less: preferred dividend requirements	(23,807)
Income from continuing operations available to common shareholders	$151,945	54,244	$2.80
Income from discontinued operations available to common shareholders	$3,881	54,244	$0.07
Net income available to common shareholders	$155,826	54,244	$2.87
Diluted EPS:
Income from continuing operations available to common shareholders	$151,945	54,244
Effect of dilutive securities:
Share options	—	200
Income from continuing operations available to common shareholders	$151,945	54,444	$2.79
Income from discontinued operations available to common shareholders	$3,881	54,444	$0.07
Net income available to common shareholders	$155,826	54,444	$2.86

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

	Year Ended December 31, 2013
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Income from continuing operations	$175,637
Less: preferred dividend requirements and redemption costs	(23,806)
Income from continuing operations available to common shareholders	$151,831	48,028	$3.16
Loss from discontinued operations available to common shareholders	$4,589	48,028	$0.10
Net income available to common shareholders	$156,420	48,028	$3.26
Diluted EPS:
Income from continuing operations available to common shareholders	$151,831	48,028
Effect of dilutive securities:
Share options	—	186
Income from continuing operations available to common shareholders	$151,831	48,214	$3.15
Loss from discontinued operations available to common shareholders	$4,589	48,214	$0.09
Net income available to common shareholders	$156,420	48,214	$3.24

The additional 1.9 million common shares that would result from the conversion of the Company’s 5.75% Series C cumulative convertible preferred shares and the additional 1.6 million common shares that would result from the conversion of the Company’s 9.0% Series E cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted earnings per share for the years ended December 31, 2015, 2014 and 2013 because the effect is anti-dilutive.

The dilutive effect of potential common shares from the exercise of share options is included in diluted earnings per share for the years ended December 31, 2015, 2014 and 2013. However, options to purchase 236 thousand, 338 thousand and 331 thousand shares of common shares at per share prices ranging from $51.64 to $65.50, $46.86 to $65.50 and $45.20 to $65.50, were outstanding at the end of 2015, 2014 and 2013, respectively, but were not included in the computation of diluted earnings per share because they were anti-dilutive.

14. Chief Executive Officer Retirement

On February 24, 2015, the Company announced that David Brain, its then President and Chief Executive Officer, was retiring from the Company. In connection with his retirement, Mr. Brain and the Company entered into a Retirement Agreement pursuant to which he agreed to retire on March 31, 2015 in consideration for certain retirement severance benefits substantially equal to those benefits that would be payable to him under his employment agreement if he were terminated without cause. As a result, the Company recorded retirement severance expense (including share-based compensation costs) during the year ended December 31, 2015 of $18.6 million. Retirement severance expense includes a cash payment of $11.8 million, $5.0 million for the accelerated vesting of 113,900 nonvested shares, $1.4 million for the accelerated vesting of 101,640 share options and $0.4 million of related taxes and other expenses.

15. Equity Incentive Plan

All grants of common shares and options to purchase common shares are issued under the Company's 2007 Equity Incentive Plan. Under the 2007 Equity Incentive Plan, an aggregate of 3,650,000 common shares, options to purchase common shares and restricted share units, subject to adjustment in the event of certain capital events, may be granted. At December 31, 2015, there were 1,066,138 shares available for grant under the 2007 Equity Incentive Plan.

Share Options
Share options granted under the 2007 Equity Incentive Plan have exercise prices equal to the fair market value of a common share at the date of grant. The options may be granted for any reasonable term, not to exceed 10 years, and

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

for employees typically become exercisable at a rate of 25% per year over a four-year period. The Company generally issues new common shares upon option exercise. A summary of the Company’s share option activity and related information is as follows:

	Number of shares	Option price per share			Weighted avg. exercise price
Outstanding at December 31, 2012	881,338	$18.18	—	$65.50	$38.51
Exercised	(143,272)	18.18	—	47.20	30.64
Granted	115,257	46.86	—	58.09	47.86
Forfeited	(12,658)	36.56	—	60.42	56.90
Outstanding at December 31, 2013	840,665	$18.18	—	$65.50	$40.85
Exercised	(35,963)	32.50	—	52.72	42.63
Granted	172,178	51.64	—	51.64	51.64
Forfeited	(26,666)	45.20	—	51.64	50.11
Outstanding at December 31, 2014	950,214	$18.18	—	$65.50	$42.48
Exercised	(476,400)	18.18	—	61.53	37.42
Granted	121,546	61.79	—	61.79	61.79
Forfeited	(79,055)	45.20	—	65.50	63.88
Outstanding at December 31, 2015	516,305	$19.02	—	$65.50	$48.42

The weighted average fair value of options granted was $16.35, $13.87 and $12.35 during 2015, 2014 and 2013, respectively. The intrinsic value of stock options exercised was $7.3 million, $0.4 million, and $2.9 million during the years ended December 31, 2015, 2014 and 2013, respectively. Additionally, the Company repurchased 402,067 shares into treasury shares in conjunction with the stock options exercised during the year ended December 31, 2015 with a total value of $21.2 million.

The expense related to share options included in the determination of net income for the years ended December 31, 2015, 2014 and 2013 was $2.5 million (including $1.4 million included in retirement severance expense in the accompanying consolidated statement of income), $1.4 million and $856 thousand, respectively. The following assumptions were used in applying the Black-Scholes option pricing model at the grant dates: risk-free interest rate of 1.9%, 2.2% and 1.0% in 2015, 2014 and 2013, respectively, dividend yield of 5.9%, 6.4% and 5.4% to 6.5% in 2015, 2014 and 2013, respectively, volatility factors in the expected market price of the Company’s common shares of 48.0%, 50.3% and 50.7% in 2015, 2014 and 2013, respectively, 0.78%, 0.28% and 0.23% expected forfeiture rates for 2015, 2014 and 2013, and an expected life of approximately six years for 2015, 2014, and 2013. The Company uses historical data to estimate the expected life of the option and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Additionally, expected volatility is computed based on the average historical volatility of the Company’s publicly traded shares.

At December 31, 2015, stock-option expense to be recognized in future periods was $1.9 million as follows (in thousands):

Amount
Year:
2016	$904
2017	680
2018	293
2019	—
Total	$1,877

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

The following table summarizes outstanding options at December 31, 2015:

Exercise price range	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)
$ 19.02 - 19.99	61,097	3.4
20.00 - 29.99	—	—
30.00 - 39.99	7,401	4.2
40.00 - 49.99	202,224	5.0
50.00 - 59.99	111,917	7.6
60.00 - 65.50	133,666	6.4
	516,305	5.7	$48.42	$5,731
The following table summarizes exercisable options at December 31, 2015:

Exercise price range	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)
$ 19.02 - 19.99	61,097	3.4
20.00 - 29.99	—	—
30.00 - 39.99	7,401	4.2
40.00 - 49.99	158,853	4.6
50.00 - 59.99	32,518	6.7
60.00 - 65.50	45,310	1.1
	305,179	4.0	$43.87	$4,705

Nonvested Shares
A summary of the Company’s nonvested share activity and related information is as follows:

	Number of shares	Weighted avg. grant date fair value	Weighted avg. life remaining
Outstanding at December 31, 2014	468,451	$49.29
Granted	218,285	60.69
Vested	(295,487)	50.37
Forfeited	(808)	54.69
Outstanding at December 31, 2015	390,441	$54.84	0.98
The holders of nonvested shares have voting rights and receive dividends from the date of grant. These shares vest ratably over a period of three to four years. The fair value of the nonvested shares that vested was $17.1 million (including $6.7 million in retirement severance expense in the accompanying consolidated statements of income), $7.3 million and $6.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. At December 31, 2015, unamortized share-based compensation expense related to nonvested shares was $11.4 million and will be recognized in future periods as follows (in thousands):

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

Amount
Year:
2016	$5,297
2017	3,904
2018	2,153
Total	$11,354

Restricted Share Units
A summary of the Company’s restricted share unit activity and related information is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Life Remaining
Outstanding at December 31, 2014	19,685	$53.55
Granted	18,036	57.57
Vested	(19,685)	53.55
Outstanding at December 31, 2015	18,036	$57.57	0.37
The holders of restricted share units have voting rights and receive dividends from the date of grant. The share units vest upon the earlier of the day preceding the next annual meeting of shareholders or a change of control. The settlement date for the shares is selected by the non-employee trustee, and ranges from one year from the grant date to upon termination of service. At December 31, 2015, unamortized share-based compensation expense related to restricted share units was $346 thousand which will be recognized in 2016.

16. Operating Leases

Most of the Company’s rental properties are leased under operating leases with expiration dates ranging from 1 to 34 years. Future minimum rentals on non-cancelable tenant operating leases at December 31, 2015 are as follows (in thousands):

Amount
Year:
2016	$364,775
2017	358,745
2018	337,593
2019	313,286
2020	288,964
Thereafter	2,675,671
Total	$4,339,034
The Company leases its executive office from an unrelated landlord. Rental expense totaled approximately $556 thousand, $521 thousand and $435 thousand for the years ended December 31, 2015, 2014 and 2013, respectively, and is included as a component of general and administrative expense in the accompanying consolidated statements of income. Future minimum lease payments under this lease at December 31, 2015 are as follows (in thousands):

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

Amount
Year:
2016	$594
2017	608
2018	608
2019	608
2020	608
Thereafter	3,890
Total	$6,916

17. Quarterly Financial Information (unaudited)

Summarized quarterly financial data for the years ended December 31, 2015 and 2014 are as follows (in thousands, except per share data):

	March 31	June 30	September 30	December 31
2015:
Total revenue	$99,436	$101,258	$108,335	$111,988
Net income attributable to EPR Properties	42,821	48,766	50,195	52,750
Net income available to common shareholders of EPR Properties	36,869	42,814	44,244	46,799
Basic net income per common share	0.65	0.75	0.76	0.78
Diluted net income per common share	0.64	0.75	0.76	0.78

	March 31	June 30	September 30	December 31
2014:
Total revenue	$89,857	$91,787	$98,738	$104,669
Net income attributable to EPR Properties	43,533	40,760	42,705	52,635
Net income available to common shareholders of EPR Properties	37,581	34,808	36,753	46,684
Basic net income per common share	0.72	0.65	0.68	0.82
Diluted net income per common share	0.71	0.65	0.68	0.81

During the three months ended December 31, 2014, the Company received a $5.0 million prepayment fee from a borrower which is included in mortgage and other financing income in the accompanying consolidated statements of income for the year ended December 31, 2014.

18. Discontinued Operations

Included in discontinued operations for the year ended December 31, 2015 were certain post closing items related to the Toronto Dundas Square property. Included in discontinued operations for the year ended December 31, 2014 is the reversal of liabilities totaling $3.9 million that related to the acquisition of Toronto Dundas Square. These liabilities were reversed as the related payments are not expected to occur. Included in discontinued operations for the year ended December 31, 2013 are five winery and vineyard properties that were sold during 2013.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

The operating results relating to discontinued operations are as follows (in thousands):

	Year ended December 31,
	2015	2014	2013
Rental revenue	$—	$3	$1,685
Tenant reimbursements	68	—	513
Other income	172	—	426
Total revenue	240	3	2,624
Property operating expense (income)	12	(484)	45
Other expense (income)	—	(18)	547
Interest expense, net	—	—	(29)
Transaction costs (benefit)	—	(3,376)	—
Depreciation and amortization	—	—	1,728
Income before income taxes	228	3,881	333
Income tax expense	29	—	—
Income before gain on sale of real estate	199	3,881	333
Gain on sale of real estate	—	—	4,256
Net income	$199	$3,881	$4,589

19. Other Commitments and Contingencies

As of December 31, 2015, the Company had an aggregate of approximately $272.4 million of commitments to fund development projects including seven entertainment development projects for which it has commitments to fund approximately $24.5 million of additional improvements, 27 education development projects for which it has commitments to fund approximately $206.6 million of additional improvements and three recreation development projects for which it has commitments to fund approximately $41.3 million. Development costs are advanced by the Company in periodic draws. If the Company determines that construction is not being completed in accordance with the terms of the development agreements, it can discontinue funding construction draws. The Company has agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

Additionally as of December 31, 2015, the Company had a commitment to fund approximately $120.0 million to complete an indoor waterpark hotel and adventure park at its casino and resort project in Sullivan County, New York. The Company is also responsible for the construction of this project's common infrastructure, which is expected to be financed primarily through the issuance of tax-exempt public infrastructure bonds and currently budgeted at approximately $90.0 million, subject to budget adjustments and related approvals. Through December 31, 2015, the Company has funded approximately $28.8 million for common infrastructure.

The Company has certain commitments related to its mortgage note investments that it may be required to fund in the future. The Company is generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of December 31, 2015, the Company had five mortgage notes receivable with commitments totaling approximately $54.5 million. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

The Company has provided guarantees of the payment of certain economic development revenue bonds totaling $22.9 million related to two theatres in Louisiana for which the Company earns a fee at an annual rate of 2.88% to 4.00% over the 30 year terms of the related bonds. The Company has recorded $9.7 million as a deferred asset included in other assets and $9.7 million included in other liabilities in the accompanying consolidated balance sheet as of December 31, 2015 related to these guarantees. No amounts have been accrued as a loss contingency related to these guarantees because payment by the Company is not probable.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

On June 7, 2011, affiliates of Louis Cappelli, Concord Associates, L.P., Concord Resort, LLC and Concord Kiamesha LLC (the “Cappelli Group”), filed a complaint with the Supreme Court of the State of New York, County of Sullivan, against two subsidiaries of the Company seeking (i) a declaratory judgment concerning the Company's obligations under a previously disclosed settlement agreement involving these entities, (ii) an order that the Company execute the golf course lease and the “Racino Parcel” lease subject to the settlement agreement, and (iii) an extension of the restrictive covenant against ownership or operation of a casino on the Adelaar resort property under the settlement agreement (the “Restrictive Covenant”), which covenant was set to expire on December 31, 2011. The Company filed counterclaims seeking related relief. The Cappelli Group subsequently obtained leave to discontinue its claims, but the counterclaims remained pending. On June 30, 2014, the Court (i) denied the Cappelli Group’s motion to dismiss the counterclaims, (ii) granted the Company's motion for summary judgment finding that the Cappelli Group missed the December 31, 2011 deadline to fully execute a master credit agreement which was a condition to the Company’s obligation to continue its joint development activities with the Cappelli Group under the settlement agreement, (iii) granted the Company’s motion for summary judgment finding that the Restrictive Covenant had expired, and (iv) granted the Company’s motion for declaratory relief declaring the Company as master developer of the Adelaar resort property. The Cappelli Group perfected its appeal of the summary judgment decision in the Appellate Division, Third Department on December 30, 2014. On July 30, 2015, the Appellate Division, Third Department affirmed the lower court’s decision granting summary judgment in favor of the Company. On August 27, 2015, the Cappelli Group filed a motion in the Appellate Division for leave to appeal to the Court of Appeals. On November 23, 2015, the Cappelli Group’s motion for leave to appeal the summary judgment decision was denied. As a result, this case is now closed.

On October 20, 2011, the Cappelli Group also filed suit against the Company and two affiliates in the Supreme Court of the State of New York, County of Westchester, asserting a claim for breach of contract and the implied covenant of good faith, and seeking damages of at least $800 million, based on the same allegations as in the action the Cappelli Group filed in Sullivan County Supreme Court. The Company has moved to dismiss the Amended Complaint in Westchester County based on the Sullivan County Supreme Court’s June 30, 2014 decision (which has now been affirmed). On January 26, 2016, the Supreme Court denied the Company's motion to dismiss but ordered the Cappelli Group to amend its pleading and remove all claims and allegations previously determined by the Third Department (discussed above). On February 18, 2016, the Cappelli Group revised their amended complaint, which the Company believes remains deficient.

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

The Company has not determined that losses related to these matters are probable. Because of the favorable rulings described above, and the pending or potential appeals, together with the inherent difficulty of predicting the outcome of litigation generally, the Company does not have sufficient information to determine the amount or range of reasonably possible loss with respect to these matters. The Company’s assessments are based on estimates and assumptions that have been deemed reasonable by management, but that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause the Company to change those estimates and assumptions. The Company intends to vigorously defend the claims asserted against the Company and certain of its subsidiaries by the Cappelli Group and its affiliates, for which the Company believes it has meritorious defenses, but there can be no assurances as to the outcome of the claims and related litigation.

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

20. Segment Information

The Company has four reportable operating segments: Entertainment, Education, Recreation and Other. The financial information summarized below is presented by reportable operating segment:

Balance Sheet Data:
	As of December 31, 2015
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Total Assets	$2,006,926	$1,013,930	$935,266	$203,757	$57,391	$4,217,270

	As of December 31, 2014
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Total Assets	$2,017,046	$734,512	$696,931	$206,795	$30,991	$3,686,275

Operating Data:
	For the Year Ended December 31, 2015
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Rental revenue	$238,896	$51,439	$40,551	$—	$—	$330,886
Tenant reimbursements	16,343	—	—	(23)	—	16,320
Other income	512	—	—	119	2,998	3,629
Mortgage and other financing income	7,127	30,622	32,080	353	—	70,182
Total revenue	262,878	82,061	72,631	449	2,998	421,017

Property operating expense	23,120	—	—	313	—	23,433
Other expense	—	—	—	648	—	648
Total investment expenses	23,120	—	—	961	—	24,081
Net operating income - before unallocated items	239,758	82,061	72,631	(512)	2,998	396,936

Reconciliation to Consolidated Statements of Income:
General and administrative expense						(31,021)
Retirement severance expense						(18,578)
Costs associated with loan refinancing or payoff						(270)
Interest expense, net						(79,915)
Transaction costs						(7,518)
Depreciation and amortization						(89,617)
Equity in income from joint ventures						969
Gain on sale or acquisition, net						23,829
Income tax expense						(482)
Discontinued operations:
Income from discontinued operations						199
Net income attributable to EPR Properties						194,532
Preferred dividend requirements						(23,806)
Net income available to common shareholders of EPR Properties						$170,726

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

	For the Year Ended December 31, 2014
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Rental revenue	$237,429	$27,874	$20,368	$1,002	$—	$286,673
Tenant reimbursements	17,640	—	—	23	—	17,663
Other income (loss)	(6)	—	—	315	700	1,009
Mortgage and other financing income	7,056	31,488	40,775	387	—	79,706
Total revenue	262,119	59,362	61,143	1,727	700	385,051

Property operating expense	24,143	—	—	754	—	24,897
Other expense	—	—	—	771	—	771
Total investment expenses	24,143	—	—	1,525	—	25,668
Net operating income - before unallocated items	237,976	59,362	61,143	202	700	359,383

Reconciliation to Consolidated Statements of Income:
General and administrative expense						(27,566)
Costs associated with loan refinancing or payoff						(301)
Interest expense, net						(81,270)
Transaction costs						(2,452)
Provision for loan losses						(3,777)
Depreciation and amortization						(66,739)
Equity in income from joint ventures						1,273
Gain on sale or acquisition, net						1,209
Gain on sale of investment in a direct financing lease						220
Income tax expense						(4,228)
Discontinued operations:
Income from discontinued operations						505
Transaction (costs) benefit						3,376
Net income attributable to EPR Properties						179,633
Preferred dividend requirements						(23,807)
Net income available to common shareholders of EPR Properties						$155,826

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

	For the Year Ended December 31, 2013
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Rental revenue	$221,024	$15,931	$10,124	$1,630	$—	$248,709
Tenant reimbursements	18,401	—	—	—	—	18,401
Other income	80	—	—	1,471	131	1,682
Mortgage and other financing income	8,447	33,275	32,232	318	—	74,272
Total revenue	247,952	49,206	42,356	3,419	131	343,064

Property operating expense	25,521	—	—	495	—	26,016
Other expense	—	—	—	658	—	658
Total investment expenses	25,521	—	—	1,153	—	26,674
Net operating income - before unallocated items	222,431	49,206	42,356	2,266	131	316,390

Reconciliation to Consolidated Statements of Income:
General and administrative expense						(25,613)
Costs associated with loan refinancing or payoff						(6,166)
Gain on early extinguishment of debt						4,539
Interest expense, net						(81,056)
Transaction costs						(1,955)
Depreciation and amortization						(53,946)
Equity in income from joint ventures						1,398
Gain on sale or acquisition, net						3,017
Gain on previously held equity interest						4,853
Income tax benefit						14,176
Discontinued operations:
Income from discontinued operations						333
Gain on sale, net from discontinued operations						4,256
Net income attributable to EPR Properties						180,226
Preferred dividend requirements						(23,806)
Net income available to common shareholders of EPR Properties						$156,420

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

21. Condensed Consolidating Financial Statements

A portion of our subsidiaries have guaranteed the Company’s indebtedness under the Company's unsecured senior notes and combined unsecured revolving credit facility and term loan facility. The guarantees are joint and several, full and unconditional and subject to customary release provisions. The following summarizes the Company’s condensed consolidating information as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013 (in thousands):
Condensed Consolidating Balance Sheet As of December 31, 2015

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets
Rental properties, net	$—	$2,485,411	$539,788	$—	$3,025,199
Land held for development	—	1,258	22,352	—	23,610
Property under development	—	152,197	226,723	—	378,920
Mortgage notes and related accrued interest receivable, net	—	400,935	22,845	—	423,780
Investment in a direct financing lease, net	—	190,880	—	—	190,880
Investment in joint ventures	—	—	6,168	—	6,168
Cash and cash equivalents	1,089	735	2,459	—	4,283
Restricted cash	475	8,220	1,883	—	10,578
Deferred financing costs, net	4,894	—	—	—	4,894
Accounts receivable, net	285	47,502	11,314	—	59,101
Intercompany notes receivable	—	175,757	—	(175,757)	—
Investments in subsidiaries	3,825,897	—	—	(3,825,897)	—
Other assets	18,159	10,607	61,091	—	89,857
Total assets	$3,850,799	$3,473,502	$894,623	$(4,001,654)	$4,217,270
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$49,671	$38,759	$3,748	$—	$92,178
Dividends payable	24,352	—	—	—	24,352
Unearned rents and interest	—	35,512	9,440	—	44,952
Intercompany notes payable	—	—	175,757	(175,757)	—
Debt	1,702,908	—	279,012	—	1,981,920
Total liabilities	1,776,931	74,271	467,957	(175,757)	2,143,402
Equity	2,073,868	3,399,231	426,666	(3,825,897)	2,073,868
Total liabilities and equity	$3,850,799	$3,473,502	$894,623	$(4,001,654)	$4,217,270

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

Condensed Consolidating Balance Sheet As of December 31, 2014

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets
Rental properties, net	$—	$1,872,053	$579,481	$—	$2,451,534
Land held for development	—	—	206,001	—	206,001
Property under development	—	175,439	6,359	—	181,798
Mortgage notes and related accrued interest receivable, net	—	412,625	95,330	—	507,955
Investment in a direct financing lease, net	—	199,332	—	—	199,332
Investment in joint ventures	—	—	5,738	—	5,738
Cash and cash equivalents	(1,234)	840	3,730	—	3,336
Restricted cash	1,000	10,466	1,606	—	13,072
Deferred financing costs, net	—	4,136	—	—	4,136
Accounts receivable, net	90	34,414	12,778	—	47,282
Intercompany notes receivable	—	—	175,757	(175,757)	—
Investments in subsidiaries	3,115,572	—	—	(3,115,572)	—
Other assets	21,272	9,151	35,668	—	66,091
Total assets	$3,136,700	$2,718,456	$1,122,448	$(3,291,329)	$3,686,275
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$42,829	$32,613	$6,738	$—	$82,180
Dividends payable	22,233	—	—	—	22,233
Unearned rents and interest	750	20,295	4,578	—	25,623
Intercompany notes payable	—	—	175,757	(175,757)	—
Debt	1,144,776	160,298	324,676	—	1,629,750
Total liabilities	1,210,588	213,206	511,749	(175,757)	1,759,786
EPR Properties shareholders’ equity	1,926,112	2,505,250	610,322	(3,115,572)	1,926,112
Noncontrolling interests	—	—	377	—	377
Equity	$1,926,112	$2,505,250	$610,699	$(3,115,572)	$1,926,489
Total liabilities and equity	$3,136,700	$2,718,456	$1,122,448	$(3,291,329)	$3,686,275

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

Condensed Consolidating Statement of Income For the Year Ended December 31, 2015

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantors Subsidiaries	Consolidated Elimination	Consolidated
Rental revenue	$—	$257,493	$73,393	$—	$330,886
Tenant reimbursements	—	5,243	11,077	—	16,320
Other income	—	3	3,626	—	3,629
Mortgage and other financing income	848	61,900	7,434	—	70,182
Intercompany fee income	2,717	—	—	(2,717)	—
Interest income on intercompany notes receivable	111	9,690	—	(9,801)	—
Total revenue	3,676	334,329	95,530	(12,518)	421,017
Equity in subsidiaries’ earnings	298,657	—	—	(298,657)	—
Property operating expense	—	11,532	11,901	—	23,433
Intercompany fee expense	—	—	2,717	(2,717)	—
Other expense	—	—	648	—	648
General and administrative expense	—	24,047	6,974	—	31,021
Retirement severance expense	18,578	—	—	—	18,578
Costs associated with loan refinancing or payoff	243	3	24	—	270
Interest expense, net	78,217	(5,524)	7,222	—	79,915
Interest expense on intercompany notes payable	—	—	9,801	(9,801)	—
Transaction costs	7,182	—	336	—	7,518
Depreciation and amortization	1,629	71,700	16,288	—	89,617
Income before equity in income from joint ventures and other items	196,484	232,571	39,619	(298,657)	170,017
Equity in income from joint ventures	—	—	969	—	969
Gain on sale or acquisition, net	—	23,653	176	—	23,829
Income before income taxes	196,484	256,224	40,764	(298,657)	194,815
Income tax benefit (expense)	(1,952)	—	1,470	—	(482)
Income from continuing operations	194,532	256,224	42,234	(298,657)	194,333
Discontinued operations:
Income from discontinued operations	—	199	—	—	199
Net income attributable to EPR Properties	194,532	256,423	42,234	(298,657)	194,532
Preferred dividend requirements	(23,806)	—	—	—	(23,806)
Net income available to common shareholders of EPR Properties	$170,726	$256,423	$42,234	$(298,657)	$170,726
Comprehensive income attributable to EPR Properties	$187,588	$256,200	$36,088	$(292,288)	$187,588

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

Condensed Consolidating Statement of Income For the Year Ended December 31, 2014

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Rental revenue	$—	$211,616	$75,057	$—	$286,673
Tenant reimbursements	—	5,103	12,560	—	17,663
Other income	—	1	1,008	—	1,009
Mortgage and other financing income	765	71,535	7,406	—	79,706
Intercompany fee income	3,124	—	—	(3,124)	—
Interest income on intercompany notes receivable	—	—	24,796	(24,796)	—
Total revenue	3,889	288,255	120,827	(27,920)	385,051
Equity in subsidiaries’ earnings	241,921	—	—	(241,921)	—
Property operating expense	—	11,264	13,633	—	24,897
Intercompany fee expense	—	—	3,124	(3,124)	—
Other expense	—	—	771	—	771
General and administrative expense	—	19,325	8,241	—	27,566
Costs associated with loan refinancing or payoff	—	285	16	—	301
Interest expense, net	63,056	2,978	15,236	—	81,270
Interest expense on intercompany notes payable	—	—	24,796	(24,796)	—
Transaction costs	1,319	54	1,079	—	2,452
Provision for loan losses	—	—	3,777	—	3,777
Depreciation and amortization	1,224	48,541	16,974	—	66,739
Income before equity in income from joint ventures and other items	180,211	205,808	33,180	(241,921)	177,278
Equity in income from joint ventures	—	—	1,273	—	1,273
Gain on sale or acquisition, net	—	—	1,209	—	1,209
Gain on sale of investment in a direct financing lease	—	220	—	—	220
Income before income taxes	180,211	206,028	35,662	(241,921)	179,980
Income tax benefit (expense)	(578)	—	(3,650)	—	(4,228)
Income from continuing operations	179,633	206,028	32,012	(241,921)	175,752
Discontinued operations:
Income from discontinued operations	—	487	18	—	505
Transaction (costs) benefit	—	3,376	—	—	3,376
Net income attributable to EPR Properties	179,633	209,891	32,030	(241,921)	179,633
Preferred dividend requirements	(23,807)	—	—	—	(23,807)
Net income available to common shareholders of EPR Properties	$155,826	$209,891	$32,030	$(241,921)	$155,826
Comprehensive income attributable to EPR Properties	$175,006	$210,031	$27,888	$(237,919)	$175,006

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

Condensed Consolidating Statement of Income For the Year Ended December 31, 2013

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Rental revenue	$—	$180,319	$68,390	$—	$248,709
Tenant reimbursements	—	5,235	13,166	—	18,401
Other income	75	9	1,598	—	1,682
Mortgage and other financing income	994	66,886	6,392	—	74,272
Intercompany fee income	2,629	—	—	(2,629)	—
Interest income on intercompany notes receivable	17,848	—	386	(18,234)	—
Total revenue	21,546	252,449	89,932	(20,863)	343,064
Equity in subsidiaries’ earnings	212,634	—	—	(212,634)	—
Property operating expense	(88)	11,865	14,239	—	26,016
Intercompany fee expense	—	—	2,629	(2,629)	—
Other expense	—	—	658	—	658
General and administrative expense	—	18,708	6,905	—	25,613
Costs associated with loan refinancing or payoff	—	1,987	4,179	—	6,166
Gain on early extinguishment of debt	—	(4,539)	—	—	(4,539)
Interest expense, net	55,856	9,085	16,115	—	81,056
Interest expense on intercompany notes payable	—	—	18,234	(18,234)	—
Transaction costs	1,813	—	142	—	1,955
Depreciation and amortization	1,093	37,756	15,097	—	53,946
Income before equity in income from joint ventures and other items	175,506	177,587	11,734	(212,634)	152,193
Equity in income from joint ventures	505	—	893	—	1,398
Gain (loss) on sale or acquisition, net	(150)	3,167	—	—	3,017
Gain on previously held equity interest	4,853	—	—	—	4,853
Income before income taxes	$180,714	$180,754	$12,627	$(212,634)	$161,461
Income tax benefit (expense)	(488)	—	14,664	—	14,176
Income from continuing operations	180,226	180,754	27,291	(212,634)	175,637
Discontinued operations:
Income (loss) from discontinued operations	—	638	(305)	—	333
Gain on sale, net from discontinued opeartions	—	—	4,256	—	4,256
Net income attributable to EPR Properties	180,226	181,392	31,242	(212,634)	180,226
Preferred dividend requirements	(23,806)	—	—	—	(23,806)
Net income available to common shareholders of EPR Properties	$156,420	$181,392	$31,242	$(212,634)	$156,420
Comprehensive income attributable to EPR Properties	$176,797	$181,628	$28,200	$(209,828)	$176,797

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

Condensed Consolidating Statement of Cash Flows For the Year Ended December 31, 2015

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Intercompany fee income (expense)	$2,717	$—	$(2,717)	$—
Interest income (expense) on intercompany receivable/payable	111	9,690	(9,801)	—
Net cash provided (used) by other operating activities	(91,731)	300,144	69,539	277,952
Net cash provided (used) by operating activities by continuing operations	(88,903)	309,834	57,021	277,952
Net cash provided by operating activities of discontinued operations	—	508	—	508
Net cash provided (used) by operating activities	(88,903)	310,342	57,021	278,460
Investing activities:
Acquisition of rental properties and other assets	(618)	(178,964)	(238)	(179,820)
Proceeds from sale of real estate	—	45,637	1,081	46,718
Investment in mortgage notes receivable	—	(27,835)	(44,863)	(72,698)
Proceeds from mortgage note receivable paydown	—	38,456	2,500	40,956
Proceeds from sale of investment in a direct financing lease, net	—	4,741	—	4,741
Additions to property under development	(112)	(366,170)	(42,154)	(408,436)
Advances to subsidiaries, net	(406,389)	334,011	72,378	—
Net cash used by investing activities	(407,119)	(150,124)	(11,296)	(568,539)
Financing activities:
Proceeds from debt facilities	701,914	155,000	—	856,914
Principal payments on debt	(142,000)	(315,310)	(46,004)	(503,314)
Deferred financing fees paid	(7,038)	(7)	(2)	(7,047)
Net proceeds from issuance of common shares	190,158	—	—	190,158
Impact of stock option exercises, net	(3,394)	—	—	(3,394)
Purchase of common shares for treasury	(8,222)	—	—	(8,222)
Dividends paid to shareholders	(233,073)	—	—	(233,073)
Net cash provided (used) by financing activities	498,345	(160,317)	(46,006)	292,022
Effect of exchange rate changes on cash	—	(6)	(990)	(996)
Net increase (decrease) in cash and cash equivalents	2,323	(105)	(1,271)	947
Cash and cash equivalents at beginning of the period	(1,234)	840	3,730	3,336
Cash and cash equivalents at end of the period	$1,089	$735	$2,459	$4,283

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

Condensed Consolidating Statement of Cash Flows For the Year Ended December 31, 2014

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Intercompany fee income (expense)	$3,124	$—	$(3,124)	$—
Interest income (expense) on intercompany receivable/payable	—	—	—	—
Net cash provided (used) by other operating activities	(60,684)	250,337	60,499	250,152
Net cash provided (used) by operating activities of continuing operations	(57,560)	250,337	57,375	250,152
Net cash provided by operating activities of discontinued operations	—	47	96	143
Net cash provided (used) by operating activities	(57,560)	250,384	57,471	250,295
Investing activities:
Acquisition of rental properties and other assets	(438)	(58,930)	(25,837)	(85,205)
Proceeds from sale of real estate	—	—	12,055	12,055
Proceeds from settlement of derivative	—	—	5,725	5,725
Investment in mortgage note receivable	—	(26,716)	(67,161)	(93,877)
Proceeds from mortgage note receivable paydown	—	52,834	23,422	76,256
Investment in promissory notes receivable	—	(721)	(3,666)	(4,387)
Proceeds from promissory note paydown	—	—	1,750	1,750
Proceeds from sale of investment in a direct financing lease, net	—	46,092	—	46,092
Additions to property under development	(821)	(320,964)	(12,850)	(334,635)
Advances to subsidiaries, net	(16,206)	(1,510)	17,716	—
Net cash used in investing activities	(17,465)	(309,915)	(48,846)	(376,226)
Financing activities:
Proceeds from debt facilities	20,000	359,000	—	379,000
Principal payments on debt	—	(300,270)	(9,983)	(310,253)
Deferred financing fees paid	(337)	(275)	(202)	(814)
Costs associated with loan refinancing or payoff (cash portion)	—	(25)	—	(25)
Net proceeds from issuance of common shares	264,158	—	—	264,158
Impact of stock option exercises, net	50	—	—	50
Purchase of common shares for treasury	(2,892)	—	—	(2,892)
Dividends paid to shareholders	(207,637)	—	—	(207,637)
Net cash provided (used) by financing activities	73,342	58,430	(10,185)	121,587
Effect of exchange rate changes on cash	—	39	(317)	(278)
Net decrease in cash and cash equivalents	(1,683)	(1,062)	(1,877)	(4,622)
Cash and cash equivalents at beginning of the period	449	1,902	5,607	7,958
Cash and cash equivalents at end of the period	$(1,234)	$840	$3,730	$3,336

EPR PROPERTIES
Notes to Consolidated Financial Statements
December 31, 2015, 2014 and 2013

Condensed Consolidating Statement of Cash Flows For the Year Ended December 31, 2013

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Intercompany fee income (expense)	$2,629	$—	$(2,629)	$—
Interest income (expense) on intercompany receivable/payable	17,848	—	(17,848)	—
Net cash provided (used) by other operating activities	(44,752)	216,982	59,209	231,439
Net cash provided (used) by operating activities of continuing operations	(24,275)	216,982	38,732	231,439
Net cash provided by operating activities of discontinued operations	—	286	2,395	2,681
Net cash provided (used) by operating activities	(24,275)	217,268	41,127	234,120
Investing activities:
Acquisition of rental properties and other assets	(1,358)	(118,233)	(3,906)	(123,497)
Proceeds from sale of real estate	—	—	797	797
Investment in unconsolidated joint ventures	(1,607)	—	—	(1,607)
Investment in mortgage notes receivable	(11,797)	(46,375)	(2,396)	(60,568)
Proceeds from mortgage note receivable paydown	—	202	1,698	1,900
Investment in promissory notes receivable	—	(1,278)	—	(1,278)
Proceeds from promissory note receivable paydown	117	—	910	1,027
Investment in a direct financing lease, net	—	(3,262)	—	(3,262)
Additions to property under development	(18)	(190,205)	(7,048)	(197,271)
Investment in intercompany notes payable	103,104	—	(103,104)	—
Advances to subsidiaries, net	(380,190)	255,824	124,366	—
Net cash provided (used) by investing activities of continuing operations	(291,749)	(103,327)	11,317	(383,759)
Net proceeds from sale of real estate from discontinued operations	—	—	47,301	47,301
Net cash provided (used) by investing activities	(291,749)	(103,327)	58,618	(336,458)
Financing activities:
Proceeds from debt facilities	300,000	346,000	—	646,000
Principal payments on debt	—	(454,683)	(97,785)	(552,468)
Deferred financing fees paid	(5,620)	(2,494)	(19)	(8,133)
Costs associated with loan refinancing or payoff (cash portion)	—	(1,753)	(4,037)	(5,790)
Net proceeds from issuance of common shares	220,785	—	—	220,785
Impact of stock option exercises, net	947	—	—	947
Purchase of common shares for treasury	(3,246)	—	—	(3,246)
Dividends paid to shareholders	(197,924)	—	—	(197,924)
Net cash provided (used) by financing activities	314,942	(112,930)	(101,841)	100,171
Effect of exchange rate changes on cash	—	(13)	(526)	(539)
Net increase (decrease) in cash and cash equivalents	(1,082)	998	(2,622)	(2,706)
Cash and cash equivalents at beginning of the period	1,531	904	8,229	10,664
Cash and cash equivalents at end of the period	$449	$1,902	$5,607	$7,958

EPR Properties
Schedule II - Valuation and Qualifying Accounts
December 31, 2015

Description	Balance at December 31, 2014	Additions During 2015	Deductions During 2015	Balance at December 31, 2015
Reserve for Doubtful Accounts	$1,554,000	$1,829,000	$(173,000)	$3,210,000
Allowance for Loan Losses	3,777,000	—	(3,777,000)	—
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

EPR Properties
Schedule II - Valuation and Qualifying Accounts
December 31, 2013

Description	Balance at December 31, 2012	Additions During 2013	Deductions During 2013	Balance at December 31, 2013
Reserve for Doubtful Accounts	$3,852,000	$1,949,000	$(2,812,000)	$2,989,000
Allowance for Loan Losses	123,000	—	(123,000)	—
See accompanying report of independent registered public accounting firm.

EPR Properties Schedule III - Real Estate and Accumulated Depreciation December 31, 2015 (Dollars in thousands)

			Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2015
Description	Location	Debt	Land	Buildings, Equipment & improvements		Land	Buildings, Equipment & Improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
Dallas Retail	Dallas, TX	$—	$3,060	$15,281	$18,862	$3,060	$34,143	$37,203	$(13,006)	11/97	40 years
Oakview 24	Omaha, NE	—	5,215	16,700	59	5,215	16,759	21,974	(7,541)	11/97	40 years
First Colony 24	Sugar Land, TX	15,052	—	19,100	67	—	19,167	19,167	(8,625)	11/97	40 years
Huebner Oaks 14	San Antonio, TX	—	3,006	13,662	5,540	3,006	19,200	22,206	(6,389)	11/97	40 years
Lennox Town Center 24	Columbus, OH	—	—	12,685	—	—	12,685	12,685	(5,550)	11/97	40 years
Mission Valley 20	San Diego, CA	—	—	16,028	—	—	16,028	16,028	(7,012)	11/97	40 years
Ontario Mills 30	Ontario, CA	—	5,521	19,449	—	5,521	19,449	24,970	(8,509)	11/97	40 years
Studio 30	Houston, TX	—	6,023	20,037	—	6,023	20,037	26,060	(8,766)	11/97	40 years
West Olive 16	Creve Coeur, MO	—	4,985	12,601	4,075	4,985	16,676	21,661	(5,921)	11/97	40 years
Leawood Town Center 20	Leawood, KS	12,571	3,714	12,086	4,110	3,714	16,196	19,910	(5,576)	11/97	40 years
Gulf Pointe 30	Houston, TX	—	4,304	21,496	76	4,304	21,572	25,876	(9,662)	02/98	40 years
South Barrington 30	South Barrington, IL	—	6,577	27,723	98	6,577	27,821	34,398	(12,404)	03/98	40 years
Mesquite 30	Mesquite, TX	—	2,912	20,288	4,885	2,912	25,173	28,085	(9,279)	04/98	40 years
Hampton Town Center 24	Hampton, VA	—	3,822	24,678	88	3,822	24,766	28,588	(10,835)	06/98	40 years
Broward 18	Pompano Beach, FL	—	6,771	9,899	3,845	6,771	13,744	20,515	(6,284)	08/98	40 years
Raleigh Grande 16	Raleigh, NC	—	2,919	5,559	951	2,919	6,510	9,429	(2,534)	08/98	40 years
Paradise 24 and XD	Davie, FL	—	2,000	13,000	8,512	2,000	21,512	23,512	(9,053)	11/98	40 years
Aliso Viejo Stadium 20	Aliso Viejo, CA	—	8,000	14,000	—	8,000	14,000	22,000	(5,950)	12/98	40 years
Boise Stadium 22	Boise, ID	—	—	16,003	—	—	16,003	16,003	(6,801)	12/98	40 years
Mesquite Retail Center	Mesquite, TX	—	3,119	990	—	3,119	990	4,109	(318)	01/99	40 years
Westminster Promenade	Westminster, CO	—	6,205	12,600	9,509	6,205	22,109	28,314	(15,043)	12/01	40 years
Westminster Promenade 24	Westminster, CO	4,813	5,850	17,314	—	5,850	17,314	23,164	(6,096)	06/99	40 years
Woodridge 18	Woodridge, IL	—	9,926	8,968	—	9,926	8,968	18,894	(3,699)	06/99	40 years
Cary Crossroads Stadium 20	Cary, NC	—	3,352	11,653	155	3,352	11,808	15,160	(4,723)	12/99	40 years
Starlight 20	Tampa, FL	—	6,000	12,809	1,452	6,000	14,261	20,261	(5,966)	06/99	40 years
Palm Promenade 24	San Diego, CA	—	7,500	17,750	—	7,500	17,750	25,250	(7,063)	02/00	40 years
Gulf Pointe Retail Center	Houston, TX	—	3,653	1,365	686	3,408	2,296	5,704	(2,296)	05/00	40 years
Clearview Palace 12	Metairie, LA	—	—	11,740	—	—	11,740	11,740	(4,060)	03/02	40 years
Elmwood Palace 20	Harahan, LA	—	5,264	14,820	—	5,264	14,820	20,084	(5,125)	03/02	40 years
Hammond Palace 10	Hammond, LA	—	2,404	6,780	(565)	1,839	6,780	8,619	(2,345)	03/02	40 years
Houma Palace 10	Houma, LA	—	2,404	6,780	—	2,404	6,780	9,184	(2,345)	03/02	40 years
Westbank Palace 16	Harvey, LA	—	4,378	12,330	(112)	4,266	12,330	16,596	(4,264)	03/02	40 years
Cherrydale	Greenville, SC	—	1,660	7,570	206	1,660	7,776	9,436	(2,605)	06/02	40 years
Forum 30	Sterling Heights, MI	—	5,975	17,956	3,400	5,975	21,356	27,331	(8,669)	06/02	40 years
Olathe Studio 30	Olathe, KS	—	4,000	15,935	3,014	4,000	18,949	22,949	(6,061)	06/02	40 years
Livonia 20	Livonia, MI	—	4,500	17,525	—	4,500	17,525	22,025	(5,878)	08/02	40 years
Hoffman Center 22	Alexandria, VA	—	—	22,035	—	—	22,035	22,035	(7,299)	10/02	40 years
Colonel Glenn 18	Little Rock, AR	—	3,858	7,990	—	3,858	7,990	11,848	(2,613)	12/02	40 years
AmStar 16-Macon	Macon, GA	5,260	1,982	5,056	—	1,982	5,056	7,038	(1,612)	03/03	40 years
Star Southfield Center	Southfield, MI	—	8,000	20,518	6,230	8,000	26,748	34,748	(13,925)	05/03	15 years
Subtotals carried over to next page		$37,696	$158,859	$560,759	$75,143	$157,937	$636,822	$794,759	$(261,702)

EPR Properties Schedule III - Real Estate and Accumulated Depreciation December 31, 2015 (Dollars in thousands)

			Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2015
Description	Location	Debt	Land	Buildings, Equipment & improvements		Land	Buildings, Equipment & Improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
Subtotal from previous page	n/a	$37,696	$158,859	$560,759	$75,143	$157,937	$636,822	$794,759	$(261,702)	n/a	n/a
South Wind 12	Lawrence, KS	3,908	1,500	3,526	—	1,500	3,526	5,026	(1,109)	06/03	40 years
New Roc City	New Rochelle, NY	—	6,100	97,696	1,359	6,100	99,055	105,155	(32,660)	10/03	40 years
Columbiana Grande Stadium 14	Columbia, SC	6,682	1,000	10,534	(2,447)	1,000	8,087	9,087	(2,514)	11/03	40 years
Harbour View Marketplace	Suffolk, VA	—	3,382	9,971	6,858	4,471	15,740	20,211	(3,359)	11/03	40 years
Cobb Grand 18	Hialeah, FL	—	7,985	—	—	7,985	—	7,985	—	12/03	n/a
Deer Valley 30	Phoenix, AZ	—	4,276	15,934	—	4,276	15,934	20,210	(4,681)	03/04	40 years
Hamilton 24	Hamilton, NJ	—	4,869	18,143	—	4,869	18,143	23,012	(5,329)	03/04	40 years
Kanata Entertainment Centrum	Kanata, ON	—	9,104	33,203	26,054	9,104	59,257	68,361	(16,481)	03/04	40 years
Mesa Grand 14	Mesa, AZ	12,776	4,446	16,565	—	4,446	16,565	21,011	(4,866)	03/04	40 years
Mississauga Entertainment Centrum	Mississagua, ON	—	8,358	15,947	14,946	10,992	28,259	39,251	(7,429)	03/04	40 years
Oakville Entertainment Centrum	Oakville, ON	—	9,104	21,434	3,944	9,104	25,378	34,482	(7,614)	03/04	40 years
Whitby Entertainment Centrum	Whitby, ON	—	9,248	19,905	21,094	11,878	38,369	50,247	(11,111)	03/04	40 years
Cantera Retail Shops	Warrenville, IL	—	3,919	900	(1,936)	1,983	900	2,883	(675)	07/04	15 years
Grand Prairie 18	Peoria, IL	—	2,948	11,177	—	2,948	11,177	14,125	(3,190)	07/04	40 years
The Grand 16-Layafette	Lafayette, LA	7,402	—	10,318	—	—	10,318	10,318	(2,961)	07/04	40 years
North East Mall 18	Hurst, TX	11,978	5,000	11,729	1,015	5,000	12,744	17,744	(3,542)	11/04	40 years
Avenue 16	Melbourne, FL	—	3,817	8,830	320	3,817	9,150	12,967	(2,516)	12/04	40 years
The Grand 18-D'lberville	D'Iberville, MS	9,381	2,001	8,043	1,636	1,205	10,475	11,680	(2,781)	12/04	40 years
Mayfaire Stadium 16	Wilmington, NC	6,306	1,650	7,047	—	1,650	7,047	8,697	(1,923)	02/05	40 years
Burbank Village	Burbank, CA	—	16,584	35,016	7,097	16,584	42,113	58,697	(10,563)	03/05	40 years
East Ridge 18	Chattanooga, TN	10,360	2,799	11,467	—	2,799	11,467	14,266	(3,106)	03/05	40 years
The Grand 14-Conroe	Conroe, TX	—	1,836	8,230	—	1,836	8,230	10,066	(2,159)	06/05	40 years
Washington Square 12	Indianapolis, IN	4,173	1,481	4,565	—	1,481	4,565	6,046	(1,198)	06/05	40 years
The Grand 18-Hattiesburg	Hattiesurg, MS	8,470	1,978	7,733	2,432	1,978	10,165	12,143	(2,529)	09/05	40 years
Mad River Mountain	Bellfontaine, OH	—	5,108	5,994	162	5,251	6,013	11,264	(2,700)	11/05	40 years
Arroyo Grand Staduim 10	Arroyo Grande, CA	4,076	2,641	3,810	—	2,641	3,810	6,451	(961)	12/05	40 years
Auburn Stadium 10	Auburn, CA	5,288	2,178	6,185	—	2,178	6,185	8,363	(1,559)	12/05	40 years
Manchester Stadium 16	Fresno, CA	9,667	7,600	11,613	—	7,600	11,613	19,213	(3,299)	12/05	40 years
Modesto Stadium 10	Modesto, CA	3,959	2,542	3,910	—	2,542	3,910	6,452	(986)	12/05	40 years
Columbia 14	Columbia, MD	—	—	12,204	—	—	12,204	12,204	(2,975)	03/06	40 years
Firewheel 18	Garland, TX	13,171	8,028	14,825	—	8,028	14,825	22,853	(3,614)	03/06	40 years
White Oak Stadium 14	Garner, NC	—	1,305	6,899	—	1,305	6,899	8,204	(1,667)	04/06	40 years
The Grand 18 - Winston Salem	Winston Salem, NC	—	—	12,153	1,925	—	14,078	14,078	(3,343)	07/06	40 years
Valley Bend 18	Huntsville, AL	—	3,508	14,802	—	3,508	14,802	18,310	(3,454)	08/06	40 years
Cityplace 14	Kalamazoo, MI	—	5,125	12,216	2,308	5,125	14,524	19,649	(5,609)	11/06	40 years
Pensacola Bayou 15	Pensacola, FL	—	5,316	15,099	—	5,316	15,099	20,415	(3,397)	12/06	40 years
The Grand 16-Slidell	Slidell, LA	10,635	—	11,499	—	—	11,499	11,499	(2,587)	12/06	40 years
The Grand 16 - Pier Park	Panama City Beach, FL	—	6,486	11,156	—	6,486	11,156	17,642	(2,394)	05/07	40 years
Austell Promenade	Austell, GA	—	1,596	—	—	1,596	—	1,596	—	07/07	n/a
Stadium 14 Cinema	Kalispell, MT	—	2,505	7,323	—	2,505	7,323	9,828	(1,526)	08/07	40 years
Subtotals carried over to next page		$165,928	$326,182	$1,098,360	$161,910	$329,024	$1,257,426	$1,586,450	$(436,069)

EPR Properties Schedule III - Real Estate and Accumulated Depreciation December 31, 2015 (Dollars in thousands)

			Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2015
Description	Location	Debt	Land	Buildings, Equipment & improvements		Land	Buildings, Equipment & Improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
Subtotal from previous page	n/a	$165,928	$326,182	$1,098,360	$161,910	$329,024	$1,257,426	$1,586,450	$(436,069)	n/a	n/a
Harvard Avenue Charter School	Cleveland, OH	—	640	5,613	—	640	5,613	6,253	(94)	10/04	30 years
The Grand 18 - Four Seasons Stations	Greensboro, NC	—	—	12,606	914	—	13,520	13,520	(2,671)	11/07	40 years
Glendora 12	Glendora, CA	—	—	10,588	—	—	10,588	10,588	(1,897)	10/08	40 years
Harbour View Station	Suffolk, VA	—	3,256	9,206	5,152	3,298	14,316	17,614	(3,390)	06/09	40 years
Ann Arbor 20	Ypsilanti, MI	—	4,716	227	—	4,716	227	4,943	(34)	12/09	40 years
Buckland Hills 18	Manchester, CT	—	3,628	11,474	—	3,628	11,474	15,102	(1,721)	12/09	40 years
Centreville 12	Centreville, VA	—	3,628	1,769	—	3,628	1,769	5,397	(265)	12/09	40 years
Davenport 18	Davenport, IA	—	3,599	6,068	(35)	3,564	6,068	9,632	(910)	12/09	40 years
Fairfax Corner 14	Fairfax, VA	—	2,630	11,791	—	2,630	11,791	14,421	(1,769)	12/09	40 years
Flint West 14	Flint, MI	—	1,270	1,723	—	1,270	1,723	2,993	(258)	12/09	40 years
Hazlet 12	Hazlet, NJ	—	3,719	4,716	—	3,719	4,716	8,435	(707)	12/09	40 years
Huber Heights 16	Huber Heights, OH	—	970	3,891	—	970	3,891	4,861	(584)	12/09	40 years
North Haven 12	North Haven, CT	—	5,442	1,061	2,000	5,442	3,061	8,503	(1,078)	12/09	40 years
Preston Crossing 16	Okolona, KY	—	5,379	3,311	—	5,379	3,311	8,690	(497)	12/09	40 years
Ritz Center 16	Voorhees, NJ	—	1,723	9,614	—	1,723	9,614	11,337	(1,442)	12/09	40 years
Stonybrook 20	Louisville, KY	—	4,979	6,567	—	4,979	6,567	11,546	(985)	12/09	40 years
The Greene 14	Beaver Creek, OH	—	1,578	6,630	—	1,578	6,630	8,208	(995)	12/09	40 years
West Springfield 15	West Springfield, MA	—	2,540	3,755	—	2,540	3,755	6,295	(563)	12/09	40 years
Western Hills 14	Cincinnati, OH	—	1,361	1,741	—	635	2,467	3,102	(261)	12/09	40 years
Hollywood Movies 20	Pasadena, TX	—	2,951	10,684	—	2,951	10,684	13,635	(1,469)	06/10	40 years
Movies 10	Plano, TX	—	1,052	1,968	—	1,052	1,968	3,020	(271)	06/10	40 years
Movies 14	McKinney, TX	—	1,917	3,319	—	1,917	3,319	5,236	(456)	06/10	40 years
Movies 14-Mishawaka	Mishawaka, IN	—	2,399	5,454	—	2,399	5,454	7,853	(750)	06/10	40 years
Movies 16	Grand Prarie, TX	—	1,873	3,245	2,104	1,873	5,349	7,222	(481)	06/10	40 years
Redding 14	Redding, CA	—	2,044	4,500	—	2,044	4,500	6,544	(619)	06/10	40 years
Tinseltown	Pueblo, CO	—	2,238	5,162	—	2,238	5,162	7,400	(710)	06/10	40 years
Tinseltown 15	Beaumont, TX	—	1,065	11,669	—	1,065	11,669	12,734	(1,604)	06/10	40 years
Tinseltown 20	Pflugerville, TX	—	4,356	11,533	—	4,356	11,533	15,889	(1,586)	06/10	40 years
Tinseltown 290	Houston, TX	—	4,109	9,739	—	4,109	9,739	13,848	(1,339)	06/10	40 years
Tinseltown USA 20	El Paso, TX	—	4,598	13,207	—	4,598	13,207	17,805	(1,816)	06/10	40 years
Tinseltown USA and XD	Colorado Springs, CO	—	4,134	11,220	(1,196)	2,938	11,220	14,158	(1,543)	06/10	40 years
Beach Movie Bistro	Virginia Beach, VA	—	—	1,736	—	—	1,736	1,736	(796)	12/10	40 years
Cinemagic & IMAX in Hooksett	Hooksett, NH	—	2,639	11,605	—	2,639	11,605	14,244	(1,402)	03/11	40 years
Cinemagic & IMAX in Saco	Saco, ME	—	1,508	3,826	—	1,508	3,826	5,334	(462)	03/11	40 years
Cinemagic in Merrimack	Merrimack, NH	3,455	3,160	5,642	—	3,160	5,642	8,802	(682)	03/11	40 years
Cinemagic in Westbrook	Westbrook, ME	—	2,273	7,119	—	2,273	7,119	9,392	(860)	03/11	40 years
Mentorship Academy	Baton Rouge, LA	—	996	5,638	—	996	5,638	6,634	(644)	03/11	40 years
Ben Franklin Academy	Highlands Ranch, CO	—	—	10,157	(134)	—	10,023	10,023	(1,020)	04/11	40 years
Bradley Academy of Excellence	Goodyear, AZ	—	766	6,517	—	766	6,517	7,283	(708)	04/11	30 years
Subtotals carried over to next page		$169,383	$421,318	$1,354,651	$170,715	$422,245	$1,524,437	$1,946,682	$(475,408)

EPR Properties Schedule III - Real Estate and Accumulated Depreciation December 31, 2015 (Dollars in thousands)

			Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2015
Description	Location	Debt	Land	Buildings, Equipment & improvements		Land	Buildings, Equipment & Improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
Subtotal from previous page	n/a	$169,383	$421,318	$1,354,651	$170,715	$422,245	$1,524,437	$1,946,682	$(475,408)	n/a	n/a
American Leadership Academy	Gilbert, AZ	—	2,580	6,418	2,509	2,580	8,927	11,507	(784)	06/11	40 years
Champions School	Phoenix, AZ	—	1,253	4,834	—	1,253	4,834	6,087	(514)	06/11	40 years
Loveland Classical	Loveland, CO	—	1,494	3,857	—	1,494	3,857	5,351	(410)	06/11	40 years
Pinstripes - Northbrook	Northbrook, IL	—	—	7,025	—	—	7,025	7,025	(776)	07/11	40 years
Magic Valley Mall Theatre	Twin Falls, ID	—	—	4,783	—	—	4,783	4,783	(428)	04/11	40 years
Prospect Ridge Academy	Broomfield, CO	—	1,084	9,659	(169)	1,084	9,490	10,574	(928)	08/11	40 years
South Phoenix Academy	Phoenix, AZ	—	1,060	8,140	—	1,060	8,140	9,200	(1,057)	11/11	40 years
Latitude 30	Jacksonville, FL	—	4,510	5,061	983	4,510	6,044	10,554	(746)	02/12	30 years
Latitude 39	Indianapolis, IN	—	4,298	6,321	2,257	4,377	8,499	12,876	(551)	02/12	40 years
Topgolf-Allen	Allen, TX	—	—	10,007	1,151	—	11,158	11,158	(1,387)	02/12	29 years
Topgolf-Dallas	Dallas, TX	—	—	10,007	1,771	—	11,778	11,778	(1,378)	02/12	30 years
Pinstripes - Oakbrook	Oakbrook, IL	—	—	8,068	—	—	8,068	8,068	(656)	03/12	40 years
Pacific Hertiage Academy	Salt Lake City, UT	—	897	4,488	(55)	897	4,433	5,330	(395)	03/12	40 years
Valley Academy	Hurricane, UT	—	475	4,939	—	475	4,939	5,414	(659)	03/12	40 years
Look Cinemas-Prestonwood	Dallas, TX	—	—	12,146	750	—	12,896	12,896	(815)	03/12	40 years
The Odyssey Institute for International and Advanced Studies	Buckeye, AZ	—	914	9,715	6,939	914	16,654	17,568	(1,234)	04/12	40 years
American Leadership Academy High School	Queen Creek, AZ	—	1,887	14,543	11,117	1,887	25,660	27,547	(1,962)	05/12	40 years
Regal Winrock	Albuquerque, NM	—	—	13,733	—	—	13,733	13,733	(715)	06/12	40 years
Sandhills 10	Southern Pines, NC	—	1,709	4,747	—	1,709	4,747	6,456	(415)	06/12	40 years
North East Carolina Prep Academy	Tarboro, NC	—	350	12,560	3,037	350	15,597	15,947	(1,192)	07/12	40 years
Top Golf-Houston	Houston, TX	—	—	12,403	394	—	12,797	12,797	(992)	09/12	40 years
Alamo Draft House-Austin	Austin, TX	—	2,608	6,373	—	2,608	6,373	8,981	(385)	09/12	40 years
Carmike Champaign	Champaign, IL	—	—	9,381	125	—	9,506	9,506	(495)	09/12	40 years
WISP Resort	McHenry, MD	—	8,394	15,910	3,207	9,708	17,803	27,511	(3,323)	12/12	40 years
Topgolf-The Colony	Colony, TX	—	4,004	13,665	(240)	4,004	13,425	17,429	(671)	12/12	40 years
Regal Virginia Gateway	Gainesville, VA	—	—	10,846	—	—	10,846	10,846	(565)	02/13	40 years
Chester Community Charter School	Chester Upland, PA	—	518	5,900	—	518	5,900	6,418	(411)	03/13	30 years
Lowcountry Leadership Academy	Hollywood, SC	—	806	5,776	1,805	806	7,581	8,387	(373)	03/13	40 years
Children's Learning Adventure	Lake Pleasant, AZ	—	986	3,524	—	986	3,524	4,510	(324)	03/13	30 years
Camden Community Charter School	Camden, NJ	—	548	10,569	6,886	548	17,455	18,003	(947)	04/13	30 years
Rittenhouse Excess Land	Queen Creek, AZ	—	2,612	—	(1,845)	767	—	767	—	04/13	n/a
McKinley Academy-Chicago	Chicago, IL	—	509	5,895	4,204	509	10,099	10,608	(426)	05/13	40 years
Learning Foundation & Performing Arts Academy	Gilbert, AZ	—	1,336	6,593	—	1,336	6,593	7,929	(371)	05/13	40 years
Subtotals carried over to next page		$169,383	$466,150	$1,622,537	$215,541	$466,625	$1,837,601	$2,304,226	$(501,693)

EPR Properties Schedule III - Real Estate and Accumulated Depreciation December 31, 2015 (Dollars in thousands)

			Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2015
Description	Location	Debt	Land	Buildings, Equipment & improvements		Land	Buildings, Equipment & Improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
Subtotal from previous page	n/a	$169,383	$466,150	$1,622,537	$215,541	$466,625	$1,837,601	$2,304,226	$(501,693)	n/a	n/a
Bella Mente Academy	Vista, CA	—	1,283	3,354	1,168	1,283	4,522	5,805	(226)	05/13	40 years
Global Village Academy-Colorado Springs	Colorado Springs, CO	—	1,205	6,350	(194)	1,205	6,156	7,361	(403)	06/13	40 years
Skyline Chandler	Chandler, AZ	—	1,039	9,590	—	1,039	9,590	10,629	(762)	07/13	40 years
The Ambassador Theatre	Lafayette, LA	14,360	—	12,728	—	—	12,728	12,728	(716)	08/13	40 years
New Iberia Theatre	New Iberia, LA	—	—	1,630	—	—	1,630	1,630	(92)	08/13	40 years
Camelback Mountain Resort	Tannersville, PA	—	34,940	34,629	913	34,940	35,542	70,482	(5,976)	09/13	40 years
Hollywood 16 Theatre	Tuscaloosa, AL	—	—	11,287	—	1,815	9,472	11,287	(533)	09/13	40 years
Tampa Veterans 24	Tampa, FL	—	1,700	23,483	8	1,700	23,491	25,191	(1,747)	10/13	40 years
Cantera Stadium 17	Warrenville, IL	—	14,000	17,318	—	14,000	17,318	31,318	(1,513)	10/13	40 years
Topgolf-Alpharetta	Alpharetta, GA	—	5,608	16,616	—	5,608	16,616	22,224	(623)	05/13	40 years
Children's Learning Adventure	Goodyear, AZ	—	1,308	7,275	11	1,308	7,286	8,594	(433)	06/13	30 years
Topgolf-Scottsdale	Scottsdale, AZ	—	—	16,942	—	—	16,942	16,942	(635)	06/13	40 years
American Intl School of Utah	Salt Lake City, UT	—	8,173	10,982	1,890	8,173	12,872	21,045	(387)	07/13	40 years
Topgolf-Spring	Spring, TX	—	4,928	14,522	—	4,928	14,522	19,450	(605)	07/13	40 years
Children's Learning Adventure	Oklahoma City, OK	—	1,149	9,839	385	1,149	10,224	11,373	(416)	08/13	40 years
Alamo Draft House-Mission	San Francisco, CA	—	2,077	12,914	—	2,077	12,914	14,991	—	08/13	40 years
Children's Learning Adventure	Coppell, TX	—	1,547	10,168	—	1,547	10,168	11,715	(154)	09/13	30 years
Children's Learning Adventure	Las Vegas, NV	—	944	9,191	—	944	9,191	10,135	(376)	09/13	30 years
Children's Learning Adventure	Las Vegas, NV	—	985	6,721	145	985	6,866	7,851	(306)	09/13	30 years
Cantera FEC	Warrenville, IL	—	—	6,469	2,216	—	8,685	8,685	(400)	10/13	40 years
Franklin Academy Palm Beach	Palm Beach, FL	—	3,323	15,824	(108)	3,323	15,716	19,039	(525)	10/13	30 years
Tiger 13	Opelika, AL	—	1,314	8,951	—	1,314	8,951	10,265	(336)	11/12	40 years
iLEAD Charter School	Mesa, AZ	—	2,109	6,032	166	2,109	6,198	8,307	(210)	12/13	30 years
North Carolina Leadership Academy	Kernersville, NC	—	1,362	8,182	(244)	1,362	7,938	9,300	(380)	12/13	40 years
Basis Private San Jose	San Jose, CA	—	9,966	25,535	—	9,966	25,535	35,501	(1,068)	12/13	40 years
Basis Private Brooklyn	Brooklyn, NY	—	—	46,440	—	—	46,440	46,440	(520)	12/13	40 years
Topgolf-San Antonio	San Antonio, TX	—	—	15,976	—	—	15,976	15,976	(333)	12/13	40 years
Children's Learning Adventure	Mesa, AZ	—	762	6,987	—	762	6,987	7,749	(564)	01/14	30 years
Global Village Academy-Fort Collins	Fort Collins, CO	—	618	5,031	5,134	618	10,165	10,783	(288)	02/14	40 years
Topgolf-Brandon	Tampa, FL	—	—	15,726	(67)	—	15,659	15,659	(395)	02/14	40 years
Topgolf-Gilbert	Gilbert, AZ	—	4,735	16,130	(267)	4,735	15,863	20,598	(397)	02/14	40 years
British School of Chicago	Chicago, IL	—	3,057	46,784	—	3,057	46,784	49,841	(585)	02/14	40 years
Wilson Prep Academy	Wilson, NC	—	424	5,342	(71)	449	5,246	5,695	(175)	03/14	30 years
Children's Learning Adventure	Gilbert, AZ	—	1,295	9,192	—	1,295	9,192	10,487	(264)	03/14	30 years
Bedford Theater 7	Bedford, IN	1,472	349	1,594	—	349	1,594	1,943	(76)	04/14	40 years
Seymour Stadium 8	Seymour, IN	2,513	1,028	2,291	—	1,028	2,291	3,319	(103)	04/14	40 years
Subtotals carried over to next page		$187,728	$577,378	$2,100,562	$226,626	$579,693	$2,324,871	$2,904,564	$(524,215)

EPR Properties Schedule III - Real Estate and Accumulated Depreciation December 31, 2015 (Dollars in thousands)

			Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2015
Description	Location	Debt	Land	Buildings, Equipment & improvements		Land	Buildings, Equipment & Improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
Subtotal from previous page	n/a	$187,728	$577,378	$2,100,562	$226,626	$579,693	$2,324,871	$2,904,564	$(524,215)	n/a	n/a
Wilder Stadium 14	Wilder, KY	9,252	983	11,233	—	983	11,233	12,216	(489)	04/14	40 years
Bowling Green Stadium 12	Bowling Green, KY	8,681	1,241	10,222	—	1,241	10,222	11,463	(453)	04/14	40 years
New Albany Stadium 12	New Albany, IN	13,077	2,461	14,807	—	2,461	14,807	17,268	(644)	04/14	40 years
Clarksville Stadium 16	Clarksville, TN	15,550	3,764	16,769	—	3,764	16,769	20,533	(732)	04/14	40 years
Lycoming Mall 12	Williamsport, PA	6,761	2,243	6,684	—	2,243	6,684	8,927	(306)	04/14	40 years
Noblesville Stadium 10	Noblesville, IN	6,315	886	7,453	—	886	7,453	8,339	(329)	04/14	40 years
Moline Stadium 14	Moline, IL	9,199	1,963	10,183	—	1,963	10,183	12,146	(448)	04/14	40 years
O'Fallon Stadium 14	O'Fallon, MO	6,351	1,046	7,342	—	1,046	7,342	8,388	(321)	04/14	40 years
McDonough Stadium 16	McDonough, GA	14,445	2,235	16,842	—	2,235	16,842	19,077	(739)	04/14	40 years
International Hotel Ventures, Inc.		1,850	—	—	—	—	—	—	—	04/14	n/a
Impact Charter Elementary	Baker, LA	—	190	6,563	203	190	6,766	6,956	(180)	04/14	40 years
Bradford Preparatory School	Charlotte, NC	—	1,559	1,477	—	1,559	1,477	3,036	(48)	05/14	30 years
Horizon Science Academy South Chicago	Chicago, IL	—	1,544	6,074	2,121	1,544	8,195	9,739	(225)	05/14	40 years
Topgolf-Overland Park	Overland Park, KS	—	5,519	17,330	—	5,519	17,330	22,849	(208)	05/14	40 years
Topgolf-Centennial	Centennial, CO	—	3,013	19,106	—	3,013	19,106	22,119	(159)	06/14	40 years
Topgolf-Mid Town Atlanta	Atlanta, GA	—	8,143	17,289	—	8,143	17,289	25,432	(180)	06/14	40 years
Topgolf-Dulles	Ashburn VA	—	—	16,873	—	—	16,873	16,873	(141)	06/14	40 years
Phoenix Academy High School	High Point, NC	—	1,298	7,322	—	1,298	7,322	8,620	(87)	07/14	40 years
Children's Learning Adventure	Cedar Park, TX	—	1,520	10,500	—	1,520	10,500	12,020	(40)	07/14	30 years
Children's Learning Adventure	Centennial, CO	—	1,249	10,771	—	1,249	10,771	12,020	(39)	08/14	30 years
Topgolf-Naperville	Naperville, IL	—	8,824	20,279	—	8,824	20,279	29,103	(169)	08/14	40 years
Champion Fit Kids	Chandler, AZ	—	1,530	6,877	—	1,530	6,877	8,407	(86)	08/14	40 years
Topgolf-Oklahoma City	Oklahoma City, OK	—	3,086	16,421	—	3,086	16,421	19,507	(205)	09/14	40 years
LowCountry Montessori	Port Royal, SC	—	387	4,383	—	387	4,383	4,770	(55)	09/14	40 years
Topgolf-Webster	Webster, TX	—	5,631	17,732	—	5,631	17,732	23,363	(74)	11/14	40 years
Topgolf-Virginia Beach	Virginia Beach, VA	—	6,948	18,715	—	6,948	18,715	25,663	—	12/14	40 years
Marketplace Digital Cinema 20	Sterling Heights, MI	—	10,849	—	70	10,919	—	10,919	—	12/14	n/a
Global Village Academies - Douglas County	Parker, CO	—	2,190	6,815	—	2,190	6,815	9,005	(72)	01/15	40 years
Global Village International - Parker	Parker, CO	—	279	1,017	—	279	1,017	1,296	(21)	01/15	30 years
Global Village International - Littleton	Littleton, CO	—	467	1,248	—	467	1,248	1,715	(24)	01/15	30 years
Global Village International - Lakewood	Lakewood, CO	—	291	823	—	291	823	1,114	(15)	01/15	30 years
Global Village International - Castle Rock	Castle Rock, CO	—	250	1,646	—	250	1,646	1,896	(30)	01/15	30 years
Subtotals carried over to next page		$279,209	$658,967	$2,411,358	$229,020	$661,352	$2,637,991	$3,299,343	$(530,734)

EPR Properties Schedule III - Real Estate and Accumulated Depreciation December 31, 2015 (Dollars in thousands)

			Initial cost		Additions (Dispositions) (Impairments) Subsequent to acquisition	Gross Amount at December 31, 2015
Description	Location	Debt	Land	Buildings, Equipment & improvements		Land	Buildings, Equipment & Improvements	Total	Accumulated depreciation	Date acquired	Depreciation life
Subtotal from previous page	n/a	$279,209	$658,967	$2,411,358	$229,020	$661,352	$2,637,991	$3,299,343	$(530,734)	n/a	n/a
Global Village International - Arvada	Arvada, CO	—	224	788	—	224	788	1,012	(16)	01/15	30 years
Macon Charter Academy	Macon, GA	—	401	7,883	—	401	7,883	8,284	(92)	02/15	40 years
Du Bois School of Arts and Technology	Memphis, TN	—	1,535	4,089	—	1,535	4,089	5,624	(95)	02/15	30 years
Strawbridge-Virginia Beach	Virginia Beach, VA	—	2,544	6,478	—	2,544	6,478	9,022	(135)	02/15	40 years
Carmike Yulee	Yulee, FL	—	1,036	6,934	—	1,036	6,934	7,970	(144)	02/15	40 years
Wintergreen Resort	Wintergreen, VA	—	5,739	16,126	—	5,739	16,126	21,865	(795)	02/15	40 years
Pineapple Cove	Palm Bay, FL	—	782	6,212	—	782	6,212	6,994	(56)	03/15	40 years
Global Village International - Lafayette	Lafayette, CO	—	293	663	—	293	663	956	(6)	04/15	30 years
Punch Bowl Social-Schaumburg	Schaumburg, IL	—	598	5,372	—	598	5,372	5,970	—	04/15	30 years
Regency 24 Jacksonville	Jacksonville, FL	—	5,080	22,064	—	5,080	22,064	27,144	(504)	05/15	25 years
Camelback Lodge	Tannersville, PA	—	—	120,354	—	—	120,354	120,354	(1,255)	05/15	40 years
Phoenix Academy II	High Point, NC	—	1,180	9,393	—	1,180	9,393	10,573	(156)	06/15	30 years
Regal Crystal Lake 16	Crystal Lake, IL	—	2,980	13,521	—	2,980	13,521	16,501	(270)	07/15	25 years
Bridgeton Charter	Bridgeton, NJ	—	153	2,392	—	153	2,392	2,545	(13)	09/15	40 years
Carrington Academy	Atlanta, GA	—	956	1,850	—	956	1,850	2,806	(15)	10/15	30 years
Carrington Academy	Atlanta, GA	—	1,262	2,038	—	1,262	2,038	3,300	(17)	10/15	30 years
Alamo Draft House-Laredo	Laredo, TX	—	1,353	7,886	—	1,353	7,886	9,239	—	12/15	40 years
Property under development		—	378,920	—	—	378,920	—	378,920	—	n/a	n/a
Land held for development		—	23,610	—	—	23,610	—	23,610	—	n/a	n/a
Unsecured revolving credit facility		196,000	—	—	—	—	—	—	—	n/a	n/a
Senior unsecured notes payable and term loan		1,525,000	—	—	—	—	—	—	—	n/a	n/a
Less: deferred financing costs, net		(18,289)	—	—	—	—	—	—	—
Total		$1,981,920	$1,087,613	$2,645,401	$229,020	$1,089,998	$2,872,034	$3,962,032	$(534,303)

EPR Properties Schedule III - Real Estate and Accumulated Depreciation (continued) Reconciliation (Dollars in thousands) December 31, 2015

Real Estate:
Reconciliation:
Balance at beginning of the year	$3,304,993
Acquisition and development of rental properties during the year	691,379
Disposition of rental properties during the year	(34,340)
Balance at close of year	$3,962,032
Accumulated Depreciation
Reconciliation:
Balance at beginning of the year	$465,660
Depreciation during the year	78,135
Disposition of rental properties during the year	(9,492)
Balance at close of year	$534,303
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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control–Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2015. KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the effectiveness of our internal control over financial reporting.

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

We have audited EPR Properties’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). EPR Properties’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, EPR Properties maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of EPR Properties and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 24, 2016 expressed an unqualified opinion on those consolidated financial statements.
As discussed in Note 2 to the financial statements, the Company adopted FASB Accounting Standards Update (ASU) 2015 2015-03, Simplifying the Presentation of Debt Issue Costs in 2015 and No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity in 2014.
/s/ KPMG LLP

Kansas City, Missouri
February 24, 2016

Item 9B. Other Information
Not applicable.
PART III

Item 10. Directors, Executive Officers and Corporate Governance
The Company’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 11, 2016 (the “Proxy Statement”), contains under the captions “Election of Trustees”, “Company Governance”, “Executive Officers”, and “Section 16(a) Beneficial Ownership Reporting Compliance” the information required by Item 10 of this Annual Report on Form 10-K, which information is incorporated herein by this reference.
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

PART IV

Item 15. Exhibits and Financial Statement Schedules
(1) Financial Statements: See Part II, Item 8 hereof
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2015 and 2014
Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Changes in Equity for the years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013
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

EPR Properties

Dated:	February 24, 2016	By	/s/ Gregory K. Silvers
Gregory K. Silvers, President and Chief Executive Officer (Principal Executive Officer)

Dated:	February 24, 2016	By	/s/ Mark A. Peterson
Mark A. Peterson, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Robert J. Druten	February 24, 2016
Robert J. Druten, Chairman of the Board

/s/ Gregory K. Silvers	February 24, 2016
Gregory K. Silvers, President, Chief Executive Officer (Principal Executive Officer) and Trustee

/s/ Mark A. Peterson	February 24, 2016
Mark A. Peterson, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Tonya L. Mater	February 24, 2016
Tonya L. Mater, Vice President and Chief Accounting Officer (Principal Accounting Officer)

/s/ Thomas M. Bloch	February 24, 2016
Thomas M. Bloch, Trustee

/s/ Barrett Brady	February 24, 2016
Barrett Brady, Trustee

/s/ Peter Brown	February 24, 2016
Peter Brown, Trustee

/s/ Jack A. Newman, Jr.	February 24, 2016
Jack A. Newman, Jr., Trustee

/s/ Robin P. Sterneck	February 24, 2016
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

4.7
Form of 6.625% Series F Cumulative Redeemable Preferred Shares Certificate, which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed October 12, 2012, is hereby incorporated by reference as Exhibit 4.7

4.8
Agreement Regarding Ownership Limit Waiver between the Company and Cohen & Steers Capital Management, Inc., which is attached as Exhibit 4.7 to the Company's Form 8-K (Commission File No. 001-13561) filed on January 19, 2005, is hereby incorporated by reference as Exhibit 4.8

4.9
Agreement Regarding Ownership Limit Waiver between the Company and ING Clarion Real Estate Securities, which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 14, 2007, is hereby incorporated by reference as Exhibit 4.9

4.10
Agreement Regarding Ownership Limit Waiver between the Company and Blackrock, Inc. and its subsidiaries, which is attached as Exhibit 4.10 to the Company's Form 10-K (Commission File No. 001-13561) filed on March 1, 2010, is hereby incorporated as Exhibit 4.10

4.11
Agreement Regarding Ownership Limit Waiver between the Company and CBRE Clarion Securities LLC, which is attached as Exhibit 4.3 to the Company's Form 8-K (Commission File No. 001-13561) filed on October 11, 2012, is hereby incorporated as Exhibit 4.11

4.12
Ownership Limit Waiver Agreement, dated October 31, 2014, between the Company and Cohen & Steers Capital Management, Inc., which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed November 6, 2014, is hereby incorporated by reference as Exhibit 4.12

4.13
Ownership Limit Waiver Agreement, dated as of July 8, 2015, between the Company and Nuveen Asset Management, LLC, which is attached as Exhibit 4.5 to the Company's Form 10-Q (Commission File No. 001-13561) filed October 29, 2015, is hereby incorporated by reference as Exhibit 4.13

4.14
Indenture, dated June 30, 2010, among the Company, certain of its subsidiaries, and UMB Bank, N.A. as trustee, which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on July 1, 2010, is hereby incorporated by reference as Exhibit 4.14

4.15	Form of 7.750% Senior Notes due 2020 (included as Exhibit A to Exhibit 4.14 above)

4.16
Supplemental Indenture No. 1, dated October 13, 2011, among the Company, certain of its subsidiaries, and UMB Bank, N.A. as trustee, which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on October 13, 2011, is hereby incorporated by reference as Exhibit 4.16

4.17
Supplemental Indenture No. 2, dated October 11, 2012, among the Company, certain of its subsidiaries, and UMB Bank, N.A. as trustee, which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on October 11, 2012, is hereby incorporated by reference as Exhibit 4.17

4.18
Supplemental Indenture No. 3, dated as of July 23, 2013, among the Company, certain subsidiaries of the Company named therein and UMB Bank, N.A., as trustee, which is attached as Exhibit 4.3 to the Company's Form 8-K (Commission File No. 001-13561) filed July 29, 2013, is hereby incorporated by reference as Exhibit 4.18

4.19
Supplemental Indenture No. 4, dated as of March 26, 2014, among the Company, certain subsidiaries of the Company named therein and UMB Bank, n.a., as trustee, which is attached as Exhibit 4.3 to the Company's Form 10-Q (Commission File No. 001-13561) filed April 30, 2014, is hereby incorporated by reference as Exhibit 4.19

4.20
Supplemental Indenture No. 5, dated as of April 24, 2015, among the Company, certain subsidiaries of the Company named therein and UMB Bank, n.a., as trustee, which is attached as Exhibit 4.1 to the Company's Form 10-Q (Commission File No. 001-13561) filed August 5, 2015, is hereby incorporated by reference as Exhibit 4.20

4.21
Supplemental Indenture No. 6, dated as of September 28, 2015, among the Company, certain subsidiaries of the Company named therein and UMB Bank, n.a., as trustee, which is attached as Exhibit 4.1 to the Company's Form 10-Q (Commission File No. 001-13561) filed October 29, 2015, is hereby incorporated by reference as Exhibit 4.21

4.22
Indenture, dated August 8, 2012, among the Company, certain of its subsidiaries, and U.S. Bank National Association. as trustee, which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on August 8, 2012, is hereby incorporated by reference as Exhibit 4.22

4.23	Form of 5.750% Senior Notes due 2022 (included as Exhibit A to Exhibit 4.22 above)

4.24
Supplemental Indenture No. 1, dated October 11, 2012, among the Company, certain of its subsidiaries, and U.S. Bank National Association, as trustee, which is attached as Exhibit 4.2 to the Company's Form 8-K (Commission File No. 001-13561) filed on October 11, 2012, is hereby incorporated by reference as Exhibit 4.24

4.25
Supplemental Indenture No. 2, dated as of July 23, 2013, among the Company, certain subsidiaries of the Company named therein and U.S. Bank National Association, as trustee, which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed July 29, 2013, is hereby incorporated by reference as Exhibit 4.25

4.26
Supplemental Indenture No. 3, dated as of March 26, 2014, among the Company, certain subsidiaries of the Company named therein and U.S. Bank National Association, as trustee, which is attached as Exhibit 4.2 to the Company's Form 10-Q (Commission File No. 001-13561) filed April 30, 2014, is hereby incorporated by reference as Exhibit 4.26

4.27
Supplemental Indenture No. 4, dated as of April 24, 2015, among the Company, certain subsidiaries of the Company named therein and U.S. Bank National Association, as trustee, which is attached as Exhibit 4.2 to the Company's Form 10-Q (Commission File No. 001-13561) filed August 5, 2015, is hereby incorporated by reference as Exhibit 4.27

4.28
Supplemental Indenture No. 5, dated as of September 28, 2015, among the Company, certain subsidiaries of the Company named therein and U.S. Bank National Association, as trustee, which is attached as Exhibit 4.2 to the Company's Form 10-Q (Commission File No. 001-13561) filed October 29, 2015, is hereby incorporated by reference as Exhibit 4.28

4.29
Indenture, dated June 18, 2013, among the Company, certain of its subsidiaries, as guarantors, and U.S. Bank National Association, as trustee, which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on June 18, 2013, is hereby incorporated by reference as Exhibit 4.29

4.30	Form of 5.250% Senior Note due 2023 (included as Exhibit A to Exhibit 4.29 above)

4.31
Supplemental Indenture No. 1, dated as of July 23, 2013, among the Company, certain subsidiaries of the Company named therein and U.S. Bank National Association, as trustee, which is attached as Exhibit 4.2 to the Company's Form 8-K (Commission File No. 001-13561) filed July 29, 2013, is hereby incorporated by reference as Exhibit 4.31

4.32
Supplemental Indenture No. 2, dated as of March 26, 2014, among the Company, certain subsidiaries of the Company named therein and U.S. Bank National Association, as trustee, which is attached as Exhibit 4.1 to the Company's Form 10-Q (Commission File No. 001-13561) filed April 30, 2014, is hereby incorporated by reference as Exhibit 4.32

4.33
Supplemental Indenture No. 3, dated as of April 24, 2015, among the Company, certain subsidiaries of the Company named therein and U.S. Bank National Association, as trustee, which is attached as Exhibit 4.3 to the Company's Form 10-Q (Commission File No. 001-13561) filed August 5, 2015, is hereby incorporated by reference as Exhibit 4.33

4.34
Supplemental Indenture No. 4, dated as of September 28, 2015, among the Company, certain subsidiaries of the Company named therein and U.S. Bank National Association, as trustee, which is attached as Exhibit 4.3 to the Company's Form 10-Q (Commission File No. 001-13561) filed October 29, 2015, is hereby incorporated by reference as Exhibit 4.34

4.35
Indenture, dated March 16, 2015, among the Company, certain of its subsidiaries, as guarantors, and UMB Bank, n.a., as trustee, which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on March 16, 2015, is hereby incorporated by reference as Exhibit 4.35

4.36	Form of 4.500% Senior Note due 2025 (included as Exhibit A to Exhibit 4.35 above)

4.37
Supplemental Indenture No. 1, dated as of April 24, 2015, among the Company, certain subsidiaries of the Company named therein and UMB Bank, n.a., as trustee, which is attached as Exhibit 4.4 to the Company's Form 10-Q (Commission File No. 001-13561) filed August 5, 2015, is hereby incorporated by reference as Exhibit 4.37

4.38
Supplemental Indenture No. 2, dated as of September 28, 2015, among the Company, certain subsidiaries of the Company named therein and UMB Bank, n.a., as trustee, which is attached as Exhibit 4.4 to the Company's Form 10-Q (Commission File No. 001-13561) filed October 29, 2015, is hereby incorporated by reference as Exhibit 4.38

10.1
Amended, Restated and Consolidated Credit Agreement, dated as of April 24, 2015, among the Company and certain subsidiaries of the Company named therein, as borrowers, KeyBank National Association, as administrative agent, JP Morgan Chase Bank, N.A. and RBC Capital Markets, as co-syndication agents, Citibank, N.A., Bank of America, N.A. and Barclays Bank PLC, as co-documentation agents, KeyBanc Capital Markets, LLC, J.P. Morgan Securities, Inc. and RBC Capital Markets, as joint book runners and joint lead arrangers, and the lenders party thereto, which is attached as Exhibit 10.1 to the Company's Form 8-K (Commission File No. 001-13561) filed April 27, 2015, is hereby incorporated by reference as Exhibit 10.1

10.2
Joinder Agreement, dated as of September 28, 2015, among certain subsidiaries of the Company named therein and KeyBank National Association, as administrative agent, under the Amended, Restated and Consolidated Credit Agreement, dated as of April 24, 2015, among the parties thereto, which is attached as Exhibit 10.1 to the Company's Form 10-Q (Commission File No. 001-13561) filed October 29, 2015, is hereby incorporated by reference as Exhibit 10.2

10.3*
Form of Indemnification Agreement entered into between the Company and each of its trustees and officers, which is attached as Exhibit 10.8 to Amendment No. 1, filed October 28, 1997, to the Company's Registration Statements on Form S-11 (Registration No. 333-35281), is hereby incorporated by reference as Exhibit 10.3

10.4*
Form of Indemnification Agreement, which is attached as Exhibit 10.2 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 14, 2007, is hereby incorporated by reference as Exhibit 10.4

10.5*
Deferred Compensation Plan for Non-Employee Trustees, which is attached as Exhibit 10.10 to Amendment No. 2, filed November 5, 1997, to the Company's Registration Statement on Form S-11 (Registration No. 333-35281), is hereby incorporated by reference as Exhibit 10.5

10.6*
Annual Incentive Program, which is attached as Exhibit 10.11 to Amendment No. 2, filed November 5, 1997, to the Company's Registration Statement on Form S-11 (Registration No. 333-35281), is hereby incorporated by reference as Exhibit 10.6

10.7*
First Amended and Restated 1997 Share Incentive Plan included as Appendix D to the Company's definitive proxy statement filed April 8, 2004 (Commission File No. 001-13561), is hereby incorporated by reference as Exhibit 10.7

10.8*
Form of 1997 Share Incentive Plan Restricted Shares Award Agreement, which is attached as Exhibit 10.14 to the Company's Form 10-K (Commission File No. 001-13561) filed February 28, 2007, is hereby incorporated by reference as Exhibit 10.8

10.9*
Form of Option Certificate Issued Pursuant to the Company's 1997 Share Incentive Plan, which is attached as Exhibit 10.15 to the Company's Form 10-K (Commission File No. 001-13561) filed February 28, 2007, is hereby incorporated by reference as Exhibit 10.9

10.10*
2007 Equity Incentive Plan, as amended, which is attached as Exhibit 10.2 to the Company's Form 8-K filed May 15, 2013 (Commission File No. 001-13561), is hereby incorporated by reference as Exhibit 10.10

10.11*
Form of 2007 Equity Incentive Plan Nonqualified Share Option Agreement for Employee Trustees, which is attached as Exhibit 10.2 to the Company's Registration Statement on Form S-8 (Registration No. 333-142831) filed on May 11, 2007, is hereby incorporated by reference as Exhibit 10.11

10.12*
Form of 2007 Equity Incentive Plan Nonqualified Share Option Agreement for Non-Employee Trustees, which is attached as Exhibit 10.3 to the Company's Registration Statement on Form S-8 (Registration No. 333-142831) filed on May 11, 2007, is hereby incorporated by reference as Exhibit 10.12

10.13*
Form of 2007 Equity Incentive Plan Restricted Shares Agreement for Employees, which is attached as Exhibit 10.4 to the Company's Registration Statement on Form S-8 (Registration No. 333-142831) filed on May 11, 2007, is hereby incorporated by reference as Exhibit 10.13

10.14*
Form of 2007 Equity Incentive Plan Restricted Shares Agreement for Non-Employee Trustees, which is attached as Exhibit 10.3 to the Company's Form 8-K filed May 20, 2009 (Commission File No. 001-13561), is hereby incorporated by reference as Exhibit 10.14

10.15*
Employment Agreement, dated as of May 13, 2015, by and between the Company and Gregory K. Silvers, which is attached as Exhibit 10.1 to the Company's Form 8-K (Commission File No. 001-13561) filed May 18, 2015, is hereby incorporated by reference as Exhibit 10.15

10.16*
Employment Agreement, dated as of May 13, 2015, by and between the Company and Mark A. Peterson, which is attached as Exhibit 10.2 to the Company's Form 8-K (Commission File No. 001-13561) filed May 18, 2015, is hereby incorporated by reference as Exhibit 10.16

10.17*
Employment Agreement, dated as of May 13, 2015, by and between the Company and Morgan G. Earnest II, which is attached as Exhibit 10.3 to the Company's Form 8-K (Commission File No. 001-13561) filed May 18, 2015, is hereby incorporated by reference as Exhibit 10.17

10.18*
Employment Agreement, dated as of May 13, 2015, by and between the Company and Craig L. Evans, which is attached as Exhibit 10.4 to the Company's Form 8-K (Commission File No. 001-13561) filed May 18, 2015, is hereby incorporated by reference as Exhibit 10.18

10.19*
Employment Agreement, dated as of May 13, 2015, by and between the Company and Thomas B. Wright, III, which is attached as Exhibit 10.5 to the Company's Form 8-K (Commission File No. 001-13561) filed May 18, 2015, is hereby incorporated by reference as Exhibit 10.19

10.20*
Employment Agreement, dated as of May 13, 2015, by and between the Company and Michael L. Hirons, which is attached as Exhibit 10.6 to the Company's Form 8-K (Commission File No. 001-13561) filed May 18, 2015, is hereby incorporated by reference as Exhibit 10.20

10.21*
Retirement Agreement, effective as of March 31, 2015, by and between the Company and David M. Brain, which is attached as Exhibit 10.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on March 17, 2015, is hereby incorporated by reference as Exhibit 10.21

10.22*
Separation Agreement and Release, executed on November 20, 2014, effective as of October 31, 2014, between the Company and Neil E. Sprague, which is attached as Exhibit 10.1 to the Company's Form 8-K (Commission File No. 001-13561) filed November 24, 2014, is hereby incorporated by reference as Exhibit 10.22

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