Form 10-Q
period 2016-03-31
EPR PROPERTIES
filed 2016-04-29
CIK 1045450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

At April 27, 2016, there were 63,600,457 common shares outstanding.

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

Our forward-looking statements represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. For further discussion of these factors see Item 1A - "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission ("SEC") on February 24, 2016.

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

ii

iii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
EPR PROPERTIES Consolidated Balance Sheets (Dollars in thousands except share data)

	March 31, 2016	December 31, 2015
	(unaudited)
Assets
Rental properties, net of accumulated depreciation of $562,195 and $534,303 at March 31, 2016 and December 31, 2015, respectively	$3,214,347	$3,025,199
Land held for development	22,530	23,610
Property under development	266,574	378,920
Mortgage notes and related accrued interest receivable	457,429	423,780
Investment in a direct financing lease, net	191,720	190,880
Investment in joint ventures	5,869	6,168
Cash and cash equivalents	10,980	4,283
Restricted cash	23,428	10,578
Accounts receivable, net	62,403	59,101
Other assets	88,260	94,751
Total assets	$4,343,540	$4,217,270
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$77,523	$92,178
Common dividends payable	20,269	18,401
Preferred dividends payable	5,952	5,951
Unearned rents and interest	56,627	44,952
Debt	1,996,131	1,981,920
Total liabilities	2,156,502	2,143,402
Equity:
Common Shares, $.01 par value; 75,000,000 shares authorized; and 65,838,128 and 63,195,182 shares issued at March 31, 2016 and December 31, 2015, respectively	658	632
Preferred Shares, $.01 par value; 25,000,000 shares authorized:
5,400,000 Series C convertible shares issued at March 31, 2016 and December 31, 2015; liquidation preference of $135,000,000	54	54
3,450,000 Series E convertible shares issued at March 31, 2016 and December 31, 2015; liquidation preference of $86,250,000	35	35
5,000,000 Series F shares issued at March 31, 2016 and December 31, 2015; liquidation preference of $125,000,000	50	50
Additional paid-in-capital	2,643,605	2,508,445
Treasury shares at cost: 2,496,860 and 2,371,198 common shares at March 31, 2016 and December 31, 2015, respectively	(104,864)	(97,328)
Accumulated other comprehensive income	3,708	5,622
Distributions in excess of net income	(356,208)	(343,642)
Total equity	$2,187,038	$2,073,868
Total liabilities and equity	$4,343,540	$4,217,270
See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Income (Unaudited) (Dollars in thousands except per share data)

	Three Months Ended March 31,
	2016	2015
Rental revenue	$93,778	$76,740
Tenant reimbursements	3,865	4,303
Other income	1,210	550
Mortgage and other financing income	19,915	17,843
Total revenue	118,768	99,436
Property operating expense	5,481	6,357
Other expense	5	102
General and administrative expense	9,218	7,682
Retirement severance expense	—	18,578
Costs associated with loan refinancing or payoff	552	—
Interest expense, net	23,289	18,587
Transaction costs	444	1,606
Depreciation and amortization	25,955	19,355
Income before equity in income from joint ventures and other items	53,824	27,169
Equity in income from joint ventures	212	164
Gain on sale of real estate	—	23,924
Income before income taxes	54,036	51,257
Income tax benefit (expense)	144	(8,426)
Income from continuing operations	$54,180	$42,831
Discontinued operations:
Loss from discontinued operations	—	(10)
Net income attributable to EPR Properties	54,180	42,821
Preferred dividend requirements	(5,952)	(5,952)
Net income available to common shareholders of EPR Properties	$48,228	$36,869
Per share data attributable to EPR Properties common shareholders:
Basic earnings per share data:
Income from continuing operations	$0.77	$0.65
Loss from discontinued operations	—	—
Net income available to common shareholders	$0.77	$0.65
Diluted earnings per share data:
Income from continuing operations	$0.77	$0.64
Loss from discontinued operations	—	—
Net income available to common shareholders	$0.77	$0.64
Shares used for computation (in thousands):
Basic	62,664	57,111
Diluted	62,744	57,378
See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Comprehensive Income (Unaudited) (Dollars in thousands)

	Three Months Ended March 31,
	2016	2015
Net income attributable to EPR Properties	$54,180	$42,821
Other comprehensive income (loss):
Foreign currency translation adjustment	11,221	(17,302)
Change in unrealized gain (loss) on derivatives	(13,135)	13,447
Comprehensive income attributable to EPR Properties	$52,266	$38,966
See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Changes in Equity Three Months Ended March 31, 2016 (Unaudited) (Dollars in thousands)

	EPR Properties Shareholders’ Equity
	Common Stock		Preferred Stock		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income	Distributions in excess of net income	Total
	Shares	Par	Shares	Par
Balance at December 31, 2015	63,195,182	$632	13,850,000	$139	$2,508,445	$(97,328)	$5,622	$(343,642)	$2,073,868
Issuance of nonvested shares, net	300,752	3	—	—	4,472	—	—	—	4,475
Purchase of common shares for vesting	—	—	—	—	—	(4,208)	—	—	(4,208)
Amortization of nonvested shares and restricted share units	—	—	—	—	2,528	—	—	—	2,528
Share option expense	—	—	—	—	237	—	—	—	237
Foreign currency translation adjustment	—	—	—	—	—	—	11,221	—	11,221
Change in unrealized gain/loss on derivatives	—	—	—	—	—	—	(13,135)	—	(13,135)
Net income	—	—	—	—	—	—	—	54,180	54,180
Issuances of common shares	2,253,900	23	—	—	125,230	—	—	—	125,253
Stock option exercises, net	88,294	—	—	—	2,693	(3,328)	—	—	(635)
Dividends to common and preferred shareholders	—	—	—	—	—	—	—	(66,746)	(66,746)
Balance at March 31, 2016	65,838,128	$658	13,850,000	$139	$2,643,605	$(104,864)	$3,708	$(356,208)	$2,187,038

See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Cash Flows (Unaudited) (Dollars in thousands)

	Three Months Ended March 31,
	2016	2015
Operating activities:
Net income	$54,180	$42,821
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	—	10
Gain on sale of real estate	—	(23,924)
Deferred income tax expense (benefit)	(602)	6,888
Costs associated with loan refinancing or payoff	552	—
Equity in income from joint ventures	(212)	(164)
Distributions from joint ventures	511	—
Depreciation and amortization	25,955	19,355
Amortization of deferred financing costs	1,172	1,096
Amortization of above market leases	48	48
Share-based compensation expense to management and Trustees	2,765	1,972
Share-based compensation expense included in retirement severance expense	—	6,377
Decrease (increase) in restricted cash	(2,221)	730
Decrease (increase) in mortgage notes accrued interest receivable	514	(599)
Increase in accounts receivable, net	(2,968)	(2,330)
Increase in direct financing lease receivable	(840)	(934)
Increase in other assets	(2,907)	(2,891)
Increase (decrease) in accounts payable and accrued liabilities	(6,878)	2,529
Increase in unearned rents and interest	8	6,079
Net operating cash provided by continuing operations	69,077	57,063
Net operating cash provided by discontinued operations	—	455
Net cash provided by operating activities	69,077	57,518
Investing activities:
Acquisition of rental properties and other assets	(36,907)	(49,207)
Proceeds from sale of real estate	1,920	43,790
Investment in mortgage notes receivable	(53,659)	(18,698)
Proceeds from mortgage note receivable paydown	19,496	148
Additions to properties under development	(61,765)	(69,195)
Net cash used by investing activities	(130,915)	(93,162)
Financing activities:
Proceeds from long-term debt facilities	162,000	453,914
Principal payments on long-term debt	(148,586)	(251,100)
Deferred financing fees paid	(36)	(2,878)
Costs associated with loan refinancing or payoff (cash portion)	(472)	—
Net proceeds from issuance of common shares	125,199	123
Impact of stock option exercises, net	(635)	(33)
Purchase of common shares for treasury for vesting	(4,208)	(8,222)
Dividends paid to shareholders	(64,823)	(56,796)
Net cash provided by financing activities	68,439	135,008
Effect of exchange rate changes on cash	96	(494)
Net increase in cash and cash equivalents	6,697	98,870
Cash and cash equivalents at beginning of the period	4,283	3,336
Cash and cash equivalents at end of the period	$10,980	$102,206
Supplemental information continued on next page.

EPR PROPERTIES Consolidated Statements of Cash Flows (Unaudited) (Dollars in thousands) Continued from previous page.

	Three Months Ended March 31,
	2016	2015
Supplemental schedule of non-cash activity:
Transfer of property under development to rental property	$173,877	$30,466
Issuance of nonvested shares and restricted share units at fair value, including nonvested shares issued for payment of bonuses	$18,505	$11,610
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$34,257	$34,871
Cash paid during the period for income taxes	$418	$397
Interest cost capitalized	$2,291	$4,348
Decrease in accrued capital expenditures	$(7,320)	$(5,009)
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

2. Summary of Significant Accounting Policies

Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. In addition, operating results for the three month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

The consolidated balance sheet as of December 31, 2015 has been derived from the audited consolidated balance sheet at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (SEC) on February 25, 2016.

Operating Segments
For financial reporting purposes, the Company groups its investments into four reportable operating segments: Entertainment, Education, Recreation and Other. See Note 14 for financial information related to these operating segments.

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

Deferred Financing Costs
Deferred financing costs are amortized over the terms of the related debt obligations or mortgage note receivable as applicable. The Company early adopted the FASB issued Accounting Standards Update (ASU) No. 2015-03, Simplifying the Presentation of Debt Issue Costs, during 2015 and applied the guidance retrospectively. Deferred financing costs of $17.5 million and $18.3 million as of March 31, 2016 and December 31, 2015, respectively, are shown as a reduction of debt. The deferred financing costs related to our unsecured revolving credit facility are included in other assets.

Allowance for Doubtful Accounts
The Company makes estimates of the collectability of its accounts receivable related to base rents, tenant escalations (straight-line rents), reimbursements and other income. The Company specifically analyzes trends in accounts receivable, historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of its allowance for doubtful accounts. When evaluating customer creditworthiness, management reviews the periodic financial statements for significant tenants and specifically evaluates the strength and material changes in net operating income, coverage ratios, leverage and other factors to assess the tenant's credit quality. In addition, when customers are in bankruptcy, the Company makes estimates of the expected recovery through bankruptcy claims and increases the allowance for amounts deemed uncollectible. These estimates have a direct impact on the Company's net income.

Revenue Recognition
Rents that are fixed and determinable are recognized on a straight-line basis over the minimum term of the leases. Base rent escalation on leases that are dependent upon increases in the Consumer Price Index (CPI) is recognized when known. In addition, most of the Company's tenants are subject to additional rents if gross revenues of the properties exceed certain thresholds defined in the lease agreements (percentage rents). Percentage rents as well as participating interest for those mortgage agreements that contain similar such clauses are recognized at the time when specific triggering events occur as provided by the lease or mortgage agreements. Rental revenue included percentage rents of $0.6 million and $0.3 million for the three months ended March 31, 2016 and 2015, respectively. The Company recognized no participating interest income in mortgage and other financing income for both the three months ended March 31, 2016 and 2015, respectively. For the three months ended March 31, 2016, mortgage and other financing income included a $3.6 million prepayment fee related to a mortgage note that was paid fully in advance of its maturity date.

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

Concentrations of Risk
American Multi-Cinema, Inc. (AMC) is the lessee of a substantial portion (25%) of the megaplex theatre rental properties held by the Company at March 31, 2016 primarily as a result of a series of sale leaseback transactions pertaining to AMC megaplex theatres. A substantial portion of the Company’s total revenues (approximately $21.8 million or 18% and $21.4 million or 21%, for the three months ended March 31, 2016 and 2015, respectively) results from the revenue from AMC under the leases, or from its parent, AMC Entertainment, Inc. (AMCE), as the guarantor of AMC’s obligations under the leases. AMCE is wholly owned by AMC Entertainment Holdings, Inc. (AMCEH). AMCEH is a publicly held company (NYSE: AMC) and its consolidated financial information is publicly available as www.sec.gov.

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

Share-based compensation expense consists of share option expense, amortization of nonvested share grants, and amortization of share units issued to non-employee Trustees for payment of their annual retainers. Share-based compensation included in general and administrative expense in the accompanying consolidated statements of income totaled $2.8 million and $2.0 million for the three months ended March 31, 2016 and 2015, respectively. Share-based compensation included in retirement severance expense in the accompanying consolidated statements of income totaled $6.4 million for the three months ended March 31, 2015 and related to the retirement of the Company's former President and Chief Executive Officer.

Share Options
Share options are granted to employees pursuant to the Long-Term Incentive Plan. The fair value of share options granted is estimated at the date of grant using the Black-Scholes option pricing model. Share options granted to employees vest over a period of four years and share option expense for these options is recognized on a straight-line basis over the vesting period. Expense recognized related to share options and included in general and administrative expense in the accompanying consolidated statements of income was $237 thousand and $274 thousand for the three months ended March 31, 2016 and 2015, respectively. Expense recognized related to share options and included in retirement severance expense in the accompanying consolidated statements of income was $1.4 million for the three months ended March 31, 2015 and related to the retirement of the Company's former President and Chief Executive Officer.

Nonvested Shares Issued to Employees
The Company grants nonvested shares to employees pursuant to both the Annual Incentive Program and the Long-Term Incentive Plan. The Company amortizes the expense related to the nonvested shares awarded to employees under the Long-Term Incentive Plan and the premium awarded under the nonvested share alternative of the Annual Incentive Program on a straight-line basis over the future vesting period (three or four years). Expense recognized related to nonvested shares and included in general and administrative expense in the accompanying consolidated statements of income was $2.3 million and $1.4 million for the three months ended March 31, 2016 and 2015, respectively. Expense related to nonvested shares and included in retirement severance expense in the accompanying consolidated statements of income was $5.0 million for the three months ended March 31, 2015 and related to the retirement of the Company's former President and Chief Executive Officer.

Restricted Share Units Issued to Non-Employee Trustees
The Company issues restricted share units to non-employee Trustees for payment of their annual retainers. The fair value of the share units granted was based on the share price at the date of grant. The share units vest upon the earlier of the day preceding the next annual meeting of shareholders or a change of control. The settlement date for the shares is selected by the non-employee Trustee, and ranges from one year from the grant date to upon termination of service. This expense is amortized by the Company on a straight-line basis over the year of service by the non-employee Trustees. Total expense recognized related to shares issued to non-employee Trustees was $260 thousand and $264 thousand for the three months ended March 31, 2016 and 2015, respectively.

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

3. Rental Properties

The following table summarizes the carrying amounts of rental properties as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Buildings and improvements	$2,884,181	$2,837,611
Furniture, fixtures & equipment	35,213	34,423
Land	857,148	687,468
	3,776,542	3,559,502
Accumulated depreciation	(562,195)	(534,303)
Total	$3,214,347	$3,025,199
Depreciation expense on rental properties was $25.0 million and $18.4 million for the three months ended March 31, 2016 and 2015, respectively.

4. Investments and Dispositions

The Company's investment spending during the three months ended March 31, 2016 totaled $145.1 million, and included investments in each of its four operating segments.

Entertainment investment spending during the three months ended March 31, 2016 totaled $47.7 million, and was related to the acquisition of one family entertainment center located in Georgia, which is subject to a long-term triple net lease, an additional investment in a mortgage note secured by an entertainment retail center located in North Carolina, as well as investments in the development or redevelopment of six megaplex theatres, one family entertainment center and four entertainment retail centers.

Education investment spending during the three months ended March 31, 2016 totaled $45.8 million, and was related to investments in the development or expansion of 19 public charter schools, three private schools, and 14 early childhood education centers.

Recreation investment spending during the three months ended March 31, 2016 totaled $51.4 million, and was related to build-to-suit construction of 11 Topgolf golf entertainment facilities, the investment in one ski resort located in Hunter, New York, which is subject to a long-term mortgage agreement, as well as the Adelaar waterpark project.

Other investment spending during the three months ended March 31, 2016 totaled $0.2 million, and was related to the Adelaar casino and resort project in Sullivan County, New York.

On January 5, 2016, the Company received prepayment on one mortgage note receivable of $19.3 million that was secured by a public charter school located in Washington D.C. In connection with the full payoff of this note, the Company received a prepayment fee of $3.6 million which is included in mortgage and other financing income. Additionally, $80 thousand of prepaid mortgage fees were expensed and are included in costs associated with loan refinancing or payoff.

On February 26, 2016, the Company completed the sale of a land parcel at Adelaar for net proceeds of $1.5 million and no gain or loss was recognized.

Subsequent to March 31, 2016, the Company received prepayment in full on one mortgage note receivable of $44.3 million that was secured by an entertainment retail center located in North Carolina.

5. Accounts Receivable, Net
The following table summarizes the carrying amounts of accounts receivable, net as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Receivable from tenants	$9,851	$9,999
Receivable from non-tenants	264	353
Straight-line rent receivable	55,746	52,336
Allowance for doubtful accounts	(3,458)	(3,587)
Total	$62,403	$59,101

6. Investment in a Direct Financing Lease

The Company’s investment in a direct financing lease relates to the Company’s master lease of 21 public charter school properties as of March 31, 2016 and December 31, 2015, with affiliates of Imagine Schools, Inc. (Imagine). Investment in a direct financing lease, net represents estimated unguaranteed residual values of leased assets and net unpaid rentals, less related deferred income. The following table summarizes the carrying amounts of investment in a direct financing lease, net as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Total minimum lease payments receivable	$434,756	$439,646
Estimated unguaranteed residual value of leased assets	162,669	162,669
Less deferred income (1)	(405,705)	(411,435)
Investment in a direct financing lease, net	$191,720	$190,880

(1) Deferred income is net of $1.4 million of initial direct costs at March 31, 2016 and December 31, 2015.

Additionally, the Company determined that no allowance for losses was necessary at March 31, 2016 and December 31, 2015.

The Company’s direct financing lease has expiration dates ranging from approximately 16 to 19 years. Future minimum rentals receivable on this direct financing lease at March 31, 2016 are as follows (in thousands):

Amount
Year:
2016	$14,897
2017	20,380
2018	20,992
2019	21,621
2020	22,270
Thereafter	334,596
Total	$434,756

7. Debt and Capital Markets

On January 21, 2016, the Company issued 2,250,000 common shares in a registered public offering for a total net proceeds, after the underwriting discount and offering expenses, of approximately $125.0 million. The net proceeds from the public offering were used to pay down the Company's unsecured revolving credit facility.

On February 18, 2016, the Company prepaid in full a mortgage note payable of $4.6 million which was secured by one theatre property. In connection with this note payoff, the Company paid $472 thousand in additional costs included in costs associated with loan refinancing or payoff.

Subsequent to March 31, 2016, the Company issued an aggregate of 258,263 common shares under the direct share purchase component of its Dividend Reinvestment and Direct Share Purchase Plan (DSPP) for total net proceeds of $16.9 million. These proceeds were used to pay down a portion of the Company's unsecured revolving credit facility.

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

Consolidated VIEs
As of March 31, 2016, the Company had invested in one real estate project which is a VIE. This entity does not have any significant assets and liabilities at March 31, 2016 and was established to facilitate the development of a theatre project.

Unconsolidated VIE
At March 31, 2016, the Company’s recorded investment in SVVI, a VIE that is unconsolidated, was $164.5 million. The Company’s maximum exposure to loss associated with SVVI is limited to the Company’s outstanding mortgage note of $164.5 million. While this entity is a VIE, the Company has determined that the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance is not held by the Company.

9. Derivative Instruments

All derivatives are recognized at fair value in the consolidated balance sheets within the line items "Other assets" and "Accounts payable and accrued liabilities" as applicable. The Company's derivatives are subject to a master netting arrangement and the Company has elected not to offset its derivative position for purposes of balance sheet presentation and disclosure. The Company had derivative liabilities of $9.2 million and $5.7 million recorded in “Accounts payable and accrued liabilities” and derivative assets of $32.6 million and $42.2 million recorded in “Other assets” in the consolidated balance sheet at March 31, 2016 and December 31, 2015, respectively. Had the Company elected to offset derivatives in the consolidated balance sheet, the Company would have had a net derivative asset of $23.4 million and $36.5 million (with no derivative liability) at March 31, 2016 and December 31, 2015, respectively.  The Company had not posted or received collateral with its derivative counterparties as of March 31, 2016 or December 31, 2015. See Note 10 for disclosures relating to the fair value of the derivative instruments as of March 31, 2016 and December 31, 2015.

Risk Management Objective of Using Derivatives
The Company is exposed to certain risk arising from both its business operations and economic conditions including the effect of changes in foreign currency exchange rates and interest rates on its LIBOR based borrowings. The Company manages this risk by following established risk management policies and procedures including the use of derivatives. The Company’s objective in using derivatives is to add stability to reported earnings and to manage its exposure to foreign exchange and interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps, cross-currency swaps and foreign currency forwards.

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

As of March 31, 2016, the Company had three interest rate swap agreements to fix the interest rate on $240.0 million of the unsecured term loan facility at 3.78% from January 5, 2016 to July 5, 2017.  Additionally as of March 31, 2016, the Company had two interest rate swap agreements to fix the interest rate at 2.94% on an additional $60.0 million of the unsecured term loan facility from September 8, 2015 to July 5, 2017 and on $300.0 million of the unsecured term loan facility from July 6, 2017 to April 5, 2019.

The effective portion of changes in the fair value of interest rate derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (AOCI) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2016 and 2015, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness on cash flow hedges was recognized during the three months ended March 31, 2016 and 2015.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of March 31, 2016, the Company estimates that during the twelve months ending March 31, 2017, $5.0 million will be reclassified from AOCI to interest expense.

Cash Flow Hedges of Foreign Exchange Risk
The Company is exposed to foreign currency exchange risk against its functional currency, USD, on its four Canadian properties. The Company uses cross currency swaps and foreign currency forwards to mitigate its exposure to fluctuations in the USD-CAD exchange rate on its Canadian properties. These foreign currency derivatives should hedge a significant portion of the Company's expected CAD denominated cash flow of the Canadian properties as their impact on the Company's cash flow when settled should move in the opposite direction of the exchange rates used to translate revenues and expenses of these properties.

As of March 31, 2016, the Company had a USD-CAD cross-currency swaps with a fixed original notional value of $100.0 million CAD and $98.1 million USD. The net effect of these swaps is to lock in an exchange rate of $1.05 CAD per USD on approximately $13.5 million of annual CAD denominated cash flows on the properties through June 2018.

The effective portion of changes in the fair value of foreign currency derivatives designated and that qualify as cash flow hedges of foreign exchange risk is recorded in AOCI and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative, as well as amounts excluded from the assessment of hedge effectiveness, is recognized directly in earnings. No hedge ineffectiveness on foreign currency derivatives was recognized for the three months ended March 31, 2016 and 2015. As of March 31, 2016, the Company estimates that during the twelve months ending March 31, 2017, $2.5 million of gains will be reclassified from AOCI to other income.

Net Investment Hedges
As discussed above, the Company is exposed to fluctuations in foreign exchange rates on its four Canadian properties. As such, the Company uses currency forward agreements to hedge its exposure to changes in foreign exchange rates. Currency forward agreements involve fixing the USD-CAD exchange rate for delivery of a specified amount of foreign currency on a specified date. The currency forward agreements are typically cash settled in USD for their fair value at or close to their settlement date. In order to hedge the net investment in four of the Canadian properties, on June 13,

2013 the Company entered into a forward contract with a fixed notional value of $100.0 million CAD and $94.3 million USD with a July 2018 settlement. The exchange rate of this forward contract is approximately $1.06 CAD per USD. Additionally, on February 28, 2014, the Company entered into a forward contract with a fixed notional value of $100.0 million CAD and $88.1 million USD with a July 2018 settlement date. The exchange rate of this forward contract is approximately $1.13 CAD per USD. These forward contracts should hedge a significant portion of the Company’s CAD denominated net investment in these four centers through July 2018 as the impact on AOCI from marking the derivative to market should move in the opposite direction of the translation adjustment on the net assets of these four Canadian properties.

For foreign currency derivatives designated as net investment hedges, the effective portion of changes in the fair value of the derivatives are reported in AOCI as part of the cumulative translation adjustment. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness on net investment hedges was recognized for the three months ended March 31, 2016 and 2015. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated.

Below is a summary of the effect of derivative instruments on the consolidated statements of changes in equity and income for the three months ended March 31, 2016.

Effect of Derivative Instruments on the Consolidated Statements of Changes in Equity and Income for the Three Months Ended March 31, 2016 and 2015 (Dollars in thousands)

	Three Months Ended March 31,
Description	2016	2015
Interest Rate Swaps
Amount of Loss Recognized in AOCI on Derivative (Effective Portion)	$(4,857)	$(1,502)
Amount of Expense Reclassified from AOCI into Earnings (Effective Portion) (1)	(1,314)	(443)
Cross Currency Swaps
Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	(1,350)	3,062
Amount of Income Reclassified from AOCI into Earnings (Effective Portion) (2)	719	547
Currency Forward Agreements
Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	(7,523)	11,991
Amount of Income Reclassified from AOCI into Earnings (Effective Portion) (2)	—	—
Total
Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	$(13,730)	$13,551
Amount of Income (Expense) Reclassified from AOCI into Earnings (Effective Portion)	(595)	104

(1)	Included in "Interest expense, net" in the accompanying consolidated statements of income for the three months ended March 31, 2016 and 2015.

(2)	Included in "Other income" in the accompanying consolidated statements of income for the three months ended March 31, 2016 and 2015.

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

As of March 31, 2016, the fair value of the Company’s derivatives in a liability position related to these agreements was $1.2 million. If the Company breached any of the contractual provisions of these derivative contracts, it would be required to settle its obligations under the agreements at their termination value of $1.2 million.

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

Although the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives also use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of March 31, 2016, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives and therefore, classified its derivatives as Level 2 within the fair value reporting hierarchy.

The table below presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 aggregated by the level in the fair value hierarchy within which those measurements are classified and by derivative type.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at March 31, 2016 and December 31, 2015 (Dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets (Liabilities) Balance at end of period
March 31, 2016
Cross-Currency Swaps*	$—	$5,506	$—	$5,506
Currency Forward Agreements*	$—	$27,064	$—	$27,064
Interest Rate Swap Agreements**	$—	$(9,217)	$—	$(9,217)
December 31, 2015:
Cross-Currency Swaps*	$—	$7,575	$—	$7,575
Currency Forward Agreements*	$—	$34,587	$—	$34,587
Interest Rate Swap Agreements**	$—	$(5,674)	$—	$(5,674)
*Included in "Other assets" in the accompanying consolidated balance sheet.
**Included in "Accounts payable and accrued liabilities" in the accompanying consolidated balance sheet.

Non-recurring fair value measurements
There were no assets or liabilities measured at fair value on a non-recurring basis during the three months ended March 31, 2016 and 2015.

Fair Value of Financial Instruments
Management compares the carrying value to the estimated fair value of the Company’s financial instruments. The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instruments at March 31, 2016 and December 31, 2015:

Mortgage notes receivable and related accrued interest receivable:
The fair value of the Company’s mortgage notes and related accrued interest receivable is estimated by discounting the future cash flows of each instrument using current market rates. At March 31, 2016, the Company had a carrying value of $457.4 million in fixed rate mortgage notes receivable outstanding, including related accrued interest, with a weighted average interest rate of approximately 9.39%. The fixed rate mortgage notes bear interest at rates of 5.50% to 11.31%. Discounting the future cash flows for fixed rate mortgage notes receivable using rates of 8.00% to 11.31%, management estimates the fair value of the fixed rate mortgage notes receivable to be approximately $432.2 million with an estimated weighted average market rate of 10.04% at March 31, 2016.

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

Investment in a direct financing lease, net:
The fair value of the Company’s investment in a direct financing lease is estimated by discounting the future cash flows of the instrument using current market rates. At March 31, 2016 and December 31, 2015, the Company had an investment in a direct financing lease with a carrying value of $191.7 million and $190.9 million, respectively, and a weighted average effective interest rate of 12.00% for both periods. The investment in a direct financing lease bears interest at effective interest rates of 11.74% to 12.38%. The carrying value of the investment in a direct financing lease approximated the fair market value at March 31, 2016 and December 31, 2015.

Derivative instruments:
Derivative instruments are carried at their fair market value.

Debt instruments:
The fair value of the Company's debt is estimated by discounting the future cash flows of each instrument using current market rates. At March 31, 2016, the Company had a carrying value of $592.0 million in variable rate debt outstanding with a weighted average interest rate of approximately 2.61%. The carrying value of the variable rate debt outstanding approximated the fair market value at March 31, 2016.

At December 31, 2015, the Company had a carrying value of $571.0 million in variable rate debt outstanding with an average weighted interest rate of approximately 1.65%. The carrying value of the variable rate debt outstanding approximated the fair market value at December 31, 2015.

At March 31, 2016 and December 31, 2015, $300.0 million of variable rate debt outstanding under the Company's unsecured term loan facility had been effectively converted to a fixed rate through April 5, 2019 by interest rate swap agreements.

At March 31, 2016, the Company had a carrying value of $1.42 billion in fixed rate long-term debt outstanding with a weighted average interest rate of approximately 5.65%. Discounting the future cash flows for fixed rate debt using rates of 3.52% to 4.92%, management estimates the fair value of the fixed rate debt to be approximately $1.54 billion with an estimated weighted average market rate of 4.27% at March 31, 2016.

At December 31, 2015, the Company had a carrying value of $1.43 billion in fixed rate long-term debt outstanding with an average weighted interest rate of approximately 5.66%. Discounting the future cash flows for fixed rate debt using rates of 3.33% to 4.94%, management estimates the fair value of the fixed rate debt to be approximately $1.55 billion with an estimated weighted average market rate of 4.28% at December 31, 2015.

11. Earnings Per Share

The following table summarizes the Company’s computation of basic and diluted earnings per share (EPS) for the three months ended March 31, 2016 and 2015 (amounts in thousands except per share information):

	Three Months Ended March 31, 2016
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Income from continuing operations	$54,180
Less: preferred dividend requirements	(5,952)
Net income available to common shareholders	$48,228	62,664	$0.77
Diluted EPS:
Income from continuing operations available to common shareholders	$48,228	62,664
Effect of dilutive securities:
Share options	—	80
Net income available to common shareholders	$48,228	62,744	$0.77

	Three Months Ended March 31, 2015
	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Income from continuing operations	$42,831
Less: preferred dividend requirements	(5,952)
Income from continuing operations available to common shareholders	$36,879	57,111	$0.65
Loss from discontinued operations available to common shareholders	$(10)	57,111	$—
Net income available to common shareholders	$36,869	57,111	$0.65
Diluted EPS:
Income from continuing operations available to common shareholders	$36,879	57,111
Effect of dilutive securities:
Share options	—	267
Income from continuing operations available to common shareholders	$36,879	57,378	$0.64
Loss from discontinued operations available to common shareholders	$(10)	57,378	$—
Net income available to common shareholders	$36,869	57,378	$0.64

The additional 2.0 million common shares that would result from the conversion of the Company’s 5.75% Series C cumulative convertible preferred shares and the additional 1.6 million common shares that would result from the conversion of the Company’s 9.0% Series E cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted earnings per share for the three months ended March 31, 2016 and 2015 because the effect is anti-dilutive.

The dilutive effect of potential common shares from the exercise of share options is included in diluted earnings per share for the three months ended March 31, 2016 and 2015. For the three months ended March 31, 2016 and 2015, options to purchase 140 thousand and 249 thousand shares of common shares, respectively, at per share prices ranging from $51.64 to $65.50 for both periods, were not included in the computation of diluted earnings per share because the options were anti-dilutive.

12. Equity Incentive Plan

All grants of common shares and options to purchase common shares are issued under the Company's 2007 Equity Incentive Plan and an aggregate of 3,650,000 common shares, options to purchase common shares and restricted share units, subject to adjustment in the event of certain capital events, may be granted. At March 31, 2016, there were 766,007 shares available for grant under the 2007 Equity Incentive Plan.

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

	Number of shares	Option price per share			Weighted avg. exercise price
Outstanding at December 31, 2015	516,305	$19.02	—	$65.50	$48.42
Exercised	(88,294)	19.41	—	61.79	30.51
Outstanding at March 31, 2016	428,011	$19.02	—	$65.50	$52.11
There were no options granted during the three months ended March 31, 2016. The weighted average fair value of options granted was $16.35 during the three months ended March 31, 2015. The intrinsic value of stock options exercised was $2.8 million and $0.2 million for the three months ended March 31, 2016 and 2015, respectively. Additionally, the Company repurchased 53,687 shares into treasury shares in conjunction with the stock options exercised during the three months ended March 31, 2016 with a total value of $3.3 million. At March 31, 2016, stock-option expense to be recognized in future periods was $1.6 million.

The expense related to share options included in the determination of net income for the three months ended March 31, 2016 and 2015 was $0.2 million and $1.7 million (including $1.4 million included in retirement severance expense in the accompanying consolidated statements of income), respectively. The following assumptions were used in applying the Black-Scholes option pricing model at the grant dates for the three months ended March 31, 2015: risk-free interest rate of 1.9%, dividend yield of 5.9%, volatility factors in the expected market price of the Company’s common shares of 48.0%, 0.78% expected forfeiture rate and an expected life of approximately six years. The Company uses historical data to estimate the expected life of the option and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Additionally, expected volatility is computed based on the average historical volatility of the Company’s publicly traded shares.
The following table summarizes outstanding options at March 31, 2016:

Exercise price range	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)
$ 19.02 - 19.99	11,097	3.1
20.00 - 29.99	—	—
30.00 - 39.99	2,625	3.8
40.00 - 49.99	175,166	5.0
50.00 - 59.99	106,275	7.3
60.00 - 65.50	132,848	6.2
	428,011	5.9	$52.11	$6,210
The following table summarizes exercisable options at March 31, 2016:

Exercise price range	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)
$ 19.02 - 19.99	11,097	3.1
20.00 - 29.99	—	—
30.00 - 39.99	2,625	3.8
40.00 - 49.99	155,636	4.8
50.00 - 59.99	52,259	6.9
60.00 - 65.50	66,863	3.5
	288,480	4.8	$50.24	$4,726

Nonvested Shares
A summary of the Company’s nonvested share activity and related information is as follows:

	Number of shares	Weighted avg. grant date fair value	Weighted avg. life remaining
Outstanding at December 31, 2015	390,441	$54.84
Granted	300,752	61.53
Vested	(156,767)	52.73
Forfeited	—	—
Outstanding at March 31, 2016	534,426	$59.22	1.77
The holders of nonvested shares have voting rights and receive dividends from the date of grant. These shares vest ratably over a period of three to four years. The fair value of the nonvested shares that vested was $9.2 million and $17.1 million (including $6.7 million in retirement severance expense in the accompanying consolidated statements of income) for the three months ended March 31, 2016 and 2015, respectively. At March 31, 2016, unamortized share-based compensation expense related to nonvested shares was $23.2 million.

Restricted Share Units
A summary of the Company’s restricted share unit activity and related information is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Life Remaining
Outstanding at December 31, 2015	18,036	$57.57
Granted	—	—
Vested	—	—
Outstanding at March 31, 2016	18,036	$57.57	0.12

The holders of restricted share units receive dividend equivalents from the date of grant. The share units vest upon the earlier of the day preceding the next annual meeting of shareholders or a change of control. The settlement date for the shares is selected by the non-employee Trustee, and ranges from one year from the grant date to upon termination of service. At March 31, 2016, unamortized share-based compensation expense related to restricted share units was $87 thousand.

13. Other Commitments and Contingencies

As of March 31, 2016, the Company had an aggregate of approximately $274.6 million of commitments to fund development projects including seven entertainment development projects for which it had commitments to fund approximately $43.1 million, 24 education development projects for which it had commitments to fund approximately $175.5 million, and four recreation development projects for which it had commitments to fund approximately $56.0 million. Development costs are advanced by the Company in periodic draws. If the Company determines that construction is not being completed in accordance with the terms of the development agreement, it can discontinue funding construction draws. The Company has agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

Additionally as of March 31, 2016, the Company had a commitment to fund approximately $120.0 million over the next three years, of which none has been funded, to complete an indoor waterpark hotel and adventure park at its casino and resort project in Sullivan County, New York. The Company is also responsible for the construction of the casino and resort project common infrastructure, which is expected to be financed primarily through the issuance of tax-exempt public infrastructure bonds and currently budgeted at approximately $90.0 million, subject to budget adjustments and related approvals. Through March 31, 2016, the Company has funded approximately $35.0 million for common infrastructure.

The Company has certain commitments related to its mortgage note investments that it may be required to fund in the future. The Company is generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of March 31, 2016, the Company had four mortgage notes receivable with commitments totaling approximately $17.2 million. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

The Company has provided guarantees of the payment of certain economic development revenue bonds totaling $22.9 million related to two theatres in Louisiana for which the Company earns a fee at annual rates of 2.88% to 4.00% over the 30-year terms of the related bonds. The Company recorded $9.6 million as a deferred asset included in other assets and $9.6 million included in other liabilities in the accompanying consolidated balance sheet as of March 31, 2016 related to these guarantees. No amounts have been accrued as a loss contingency related to these guarantees because payment by the Company is not probable.

In connection with construction of its development projects and related infrastructure, certain public agencies require posting of surety bonds to guarantee that the Company's obligations are satisfied. These bonds expire upon the completion of the improvements or infrastructure. As of March 31, 2016, the Company had three surety bonds outstanding totaling $21.7 million.

Prior proposed casino and resort developers Concord Associates, L.P., Concord Resort, LLC and Concord Kiamesha LLC, which are affiliates of Louis Cappelli and from whom the Company acquired the Adelaar resort property (the Cappelli Group), commenced litigation against the Company beginning in 2011 regarding matters relating to the acquisition of that property and our relationship with the Empire Resorts, Inc. This litigation involves three separate cases filed in state and federal court.

The first case was filed on June 7, 2011 by the Cappelli Group in the Supreme Court of the State of New York, County of Sullivan, against two subsidiaries of the Company. The Company obtained a summary judgment on June 30, 2014 in this case which was affirmed on appeal. As a result, this case is now closed.

The second case was filed on October 20, 2011 by the Cappelli Group against the Company and two of its affiliates in the Supreme Court of the State of New York, County of Westchester, asserting a claim for breach of contract and the implied covenant of good faith, and seeking damages of at least $800 million, based on the same allegations as in the action the Cappelli Group filed in Sullivan County Supreme Court. The Company moved to dismiss the Amended Complaint in Westchester County based on the Sullivan County Supreme Court’s June 30, 2014 decision (which has now been affirmed). On January 26, 2016, the Westchester County Supreme Court denied the Company's motion to dismiss but ordered the Cappelli Group to amend its pleading and remove all claims and allegations previously determined by the Sullivan County case (discussed above). On February 18, 2016, the Cappelli Group revised their amended complaint, which the Company believes remains deficient. On March 23, 2016, the Company filed with the Westchester County Supreme Court a motion to dismiss the Cappelli Group’s revised amended complaint. The motion is currently pending.

The third case was filed with the United States District Court for the Southern District of New York (the District Court) by Concord Associates L.P. and six other companies affiliated with Mr. Cappelli against the Company and certain of its subsidiaries, Empire Resorts, Inc. and Monticello Raceway Management, Inc. (collectively, Empire), and Kien Huat Realty III Limited and Genting New York LLC (collectively, Genting). The complaint alleged, among other things, that the Company had conspired with Empire to monopolize the racing and gaming market in the Catskills by entering into exclusivity and development agreements to develop a comprehensive resort destination in Sullivan County, New York. The plaintiffs are seeking $500 million in damages (trebled to $1.5 billion under antitrust law), punitive damages, and injunctive relief. On September 18, 2013, the District Court dismissed the complaint filed. Specifically, the District Court dismissed plaintiffs’ federal antitrust claims against all defendants with prejudice, and dismissed the pendent state law claims against Empire and Genting without prejudice, meaning they could be further pursued in state court. On October 2, 2013, the plaintiffs filed a motion for reconsideration with the District Court, seeking permission to file a Second Amended Complaint, and soon after filed a Notice of Appeal. The District Court denied the motion for reconsideration in an Opinion and Order dated November 3, 2014, and the plaintiffs perfected their appeal in the Second Circuit on or about December 17, 2014. On March 18, 2016, the Second Circuit affirmed the District Court’s dismissal of the case in favor of the Company, Empire and Genting. The plaintiffs may file a writ of certiorari seeking review by the Supreme Court of the United States within 90 days of the entry of the judgment.

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

14. Segment Information

The Company groups investments into four reportable operating segments: Entertainment, Education, Recreation and Other. The financial information summarized below is presented by reportable operating segment:

Balance Sheet Data:
	As of March 31, 2016
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Total Assets	$2,053,555	$1,040,058	$986,945	$208,864	$54,118	$4,343,540

	As of December 31, 2015
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Total Assets	$2,006,926	$1,013,930	$935,266	$203,757	$57,391	$4,217,270

Operating Data:
	Three Months Ended March 31, 2016
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Rental revenue	$60,138	$17,180	$14,696	$1,764	$—	$93,778
Tenant reimbursements	3,863	2	—	—	—	3,865
Other income	4	—	489	—	717	1,210
Mortgage and other financing income	2,152	10,731	6,998	34	—	19,915
Total revenue	66,157	27,913	22,183	1,798	717	118,768

Property operating expense	5,252	—	8	83	138	5,481
Other expense	—	—	—	5	—	5
Total investment expenses	5,252	—	8	88	138	5,486
Net operating income - before unallocated items	60,905	27,913	22,175	1,710	579	113,282

Reconciliation to Consolidated Statements of Income:
General and administrative expense						(9,218)
Costs associated with loan refinancing or payoff						(552)
Interest expense, net						(23,289)
Transaction costs						(444)
Depreciation and amortization						(25,955)
Equity in income from joint ventures						212
Income tax benefit						144
Net income attributable to EPR Properties						54,180
Preferred dividend requirements						(5,952)
Net income available to common shareholders of EPR Properties						$48,228

	Three Months Ended March 31, 2015
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Rental revenue	$59,941	$10,094	$6,705	$—	$—	$76,740
Tenant reimbursements	4,326	—	—	(23)	—	4,303
Other income	3	—	—	—	547	550
Mortgage and other financing income	1,782	7,783	8,181	97	—	17,843
Total revenue	66,052	17,877	14,886	74	547	99,436

Property operating expense	6,294	—	—	63	—	6,357
Other expense	—	—	—	102	—	102
Total investment expenses	6,294	—	—	165	—	6,459
Net operating income - before unallocated items	59,758	17,877	14,886	(91)	547	92,977

Reconciliation to Consolidated Statements of Income:
General and administrative expense						(7,682)
Retirement severance expense						(18,578)
Interest expense, net						(18,587)
Transaction costs						(1,606)
Depreciation and amortization						(19,355)
Equity in income from joint ventures						164
Gain on sale of real estate						23,924
Income tax expense						(8,426)
Discontinued operations:
Loss from discontinued operations						(10)
Net income attributable to EPR Properties						42,821
Preferred dividend requirements						(5,952)
Net income available to common shareholders of EPR Properties						$36,869

15. Condensed Consolidating Financial Statements

A portion of the Company's subsidiaries have guaranteed the Company’s indebtedness under the Company's unsecured senior notes and combined unsecured revolving credit and term loan facility. The guarantees are joint and several, full and unconditional and subject to customary release provisions. The following summarizes the Company’s condensed consolidating information as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015 (in thousands):
Condensed Consolidating Balance Sheet As of March 31, 2016

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets
Rental properties, net	$—	$2,515,063	$699,284	$—	$3,214,347
Land held for development	—	1,258	21,272	—	22,530
Property under development	—	185,424	81,150	—	266,574
Mortgage notes and related accrued interest receivable	—	454,729	2,700	—	457,429
Investment in a direct financing lease, net	—	191,720	—	—	191,720
Investment in joint ventures	—	—	5,869	—	5,869
Cash and cash equivalents	7,519	753	2,708	—	10,980
Restricted cash	525	20,803	2,100	—	23,428
Accounts receivable, net	298	50,003	12,102	—	62,403
Intercompany notes receivable	—	175,757	—	(175,757)	—
Investments in subsidiaries	3,946,482	—	—	(3,946,482)	—
Other assets	23,002	11,337	53,921	—	88,260
Total assets	$3,977,826	$3,606,847	$881,106	$(4,122,239)	$4,343,540
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$39,918	$33,742	$3,863	$—	$77,523
Dividends payable	26,221	—	—	—	26,221
Unearned rents and interest	—	48,316	8,311	—	56,627
Intercompany notes payable	—	—	175,757	(175,757)	—
Debt	1,724,649	—	271,482	—	1,996,131
Total liabilities	1,790,788	82,058	459,413	(175,757)	2,156,502
Total equity	$2,187,038	$3,524,789	$421,693	$(3,946,482)	$2,187,038
Total liabilities and equity	$3,977,826	$3,606,847	$881,106	$(4,122,239)	$4,343,540

Condensed Consolidating Balance Sheet As of December 31, 2015

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets
Rental properties, net	$—	$2,485,411	$539,788	$—	$3,025,199
Land held for development	—	1,258	22,352	—	23,610
Property under development	—	152,197	226,723	—	378,920
Mortgage notes and related accrued interest receivable, net	—	400,935	22,845	—	423,780
Investment in a direct financing lease, net	—	190,880	—	—	190,880
Investment in joint ventures	—	—	6,168	—	6,168
Cash and cash equivalents	1,089	735	2,459	—	4,283
Restricted cash	475	8,220	1,883	—	10,578
Accounts receivable, net	285	47,502	11,314	—	59,101
Intercompany notes receivable	—	175,757	—	(175,757)	—
Investments in subsidiaries	3,825,897	—	—	(3,825,897)	—
Other assets	23,053	10,607	61,091	—	94,751
Total assets	$3,850,799	$3,473,502	$894,623	$(4,001,654)	$4,217,270
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$49,671	$38,759	$3,748	$—	$92,178
Dividends payable	24,352	—	—	—	24,352
Unearned rents and interest	—	35,512	9,440	—	44,952
Intercompany notes payable	—	—	175,757	(175,757)	—
Debt	1,702,908	—	279,012	—	1,981,920
Total liabilities	1,776,931	74,271	467,957	(175,757)	2,143,402
Total equity	$2,073,868	$3,399,231	$426,666	$(3,825,897)	$2,073,868
Total liabilities and equity	$3,850,799	$3,473,502	$894,623	$(4,001,654)	$4,217,270

Condensed Consolidating Statement of Income Three Months Ended March 31, 2016

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Rental revenue	$—	$74,001	$19,777	$—	$93,778
Tenant reimbursements	—	1,349	2,516	—	3,865
Other income	—	491	719	—	1,210
Mortgage and other financing income	212	16,019	3,684	—	19,915
Intercompany fee income	653	—	—	(653)	—
Interest income on intercompany notes receivable	—	2,336	—	(2,336)	—
Total revenue	865	94,196	26,696	(2,989)	118,768
Equity in subsidiaries’ earnings	76,787	—	—	(76,787)	—
Property operating expense	—	2,570	2,911	—	5,481
Intercompany fee expense	—	—	653	(653)	—
Other expense	—	—	5	—	5
General and administrative expense	—	7,178	2,040	—	9,218
Costs associated with loan refinancing or payoff	—	—	552	—	552
Interest expense, net	22,190	(1,833)	2,932	—	23,289
Interest expense on intercompany notes payable	—	—	2,336	(2,336)	—
Transaction costs	443	—	1	—	444
Depreciation and amortization	443	21,391	4,121	—	25,955
Income before equity in income from joint ventures and other items	54,576	64,890	11,145	(76,787)	53,824
Equity in income from joint ventures	—	—	212	—	212
Income before income taxes	54,576	64,890	11,357	(76,787)	54,036
Income tax benefit (expense)	(396)	—	540	—	144
Net income attributable to EPR Properties	54,180	64,890	11,897	(76,787)	54,180
Preferred dividend requirements	(5,952)	—	—	—	(5,952)
Net income available to common shareholders of EPR Properties	$48,228	$64,890	$11,897	$(76,787)	$48,228
Comprehensive income attributable to EPR Properties	$52,266	$64,890	$13,526	$(78,416)	$52,266

Condensed Consolidating Statement of Income Three Months Ended March 31, 2015

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Rental revenue	$—	$57,810	$18,930	$—	$76,740
Tenant reimbursements	—	1,410	2,893	—	4,303
Other income	—	2	548	—	550
Mortgage and other financing income	212	15,128	2,503	—	17,843
Intercompany fee income	689	—	—	(689)	—
Interest income on intercompany notes receivable	111	2,391	—	(2,502)	—
Total revenue	1,012	76,741	24,874	(3,191)	99,436
Equity in subsidiaries’ earnings	78,995	—	—	(78,995)	—
Property operating expense	—	3,153	3,204	—	6,357
Intercompany fee expense	—	—	689	(689)	—
Other expense	—	—	102	—	102
General and administrative expense	—	5,781	1,901	—	7,682
Retirement severance expense	18,578	—	—	—	18,578
Interest expense, net	16,360	287	1,940	—	18,587
Interest expense on intercompany notes payable	—	—	2,502	(2,502)	—
Transaction costs	1,354	—	252	—	1,606
Depreciation and amortization	390	14,940	4,025	—	19,355
Income before equity in income from joint ventures and other items	43,325	52,580	10,259	(78,995)	27,169
Equity in income from joint ventures	—	—	164	—	164
Gain on sale of real estate	—	23,748	176	—	23,924
Income before income taxes	43,325	76,328	10,599	(78,995)	51,257
Income tax expense	504	—	7,922	—	8,426
Income from continuing operations	42,821	76,328	2,677	(78,995)	42,831
Discontinued operations:
Loss from discontinued operations	—	(10)	—	—	(10)
Net income attributable to EPR Properties	42,821	76,318	2,677	(78,995)	42,821
Preferred dividend requirements	(5,952)	—	—	—	(5,952)
Net income available to common shareholders of EPR Properties	$36,869	$76,318	$2,677	$(78,995)	$36,869
Comprehensive income attributable to EPR Properties	$38,966	$76,271	$(72)	$(76,199)	$38,966

Condensed Consolidating Statement of Cash Flows Three Months Ended March 31, 2016

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Intercompany fee income (expense)	$653	$—	$(653)	$—
Interest income (expense) on intercompany receivable/payable	—	2,336	(2,336)	—
Net cash provided (used) by other operating activities	(31,258)	82,581	17,754	69,077
Net cash provided (used) by operating activities	(30,605)	84,917	14,765	69,077
Investing activities:
Acquisition of rental properties and other assets	(66)	(36,771)	(70)	(36,907)
Proceeds from sale of real estate	—	—	1,920	1,920
Investment in mortgage notes receivable	—	(53,659)	—	(53,659)
Proceeds from mortgage note receivable paydown	—	176	19,320	19,496
Additions to property under development	—	(53,161)	(8,604)	(61,765)
Advances to subsidiaries, net	(39,404)	58,516	(19,112)	—
Net cash used by investing activities	(39,470)	(84,899)	(6,546)	(130,915)
Financing activities:
Proceeds from long-term debt facilities	162,000	—	—	162,000
Principal payments on long-term debt	(141,000)	—	(7,586)	(148,586)
Deferred financing fees paid	(28)	—	(8)	(36)
Costs associated with loan refinancing or payoff (cash portion)	—	—	(472)	(472)
Net proceeds from issuance of common shares	125,199	—	—	125,199
Impact of stock option exercises, net	(635)	—	—	(635)
Purchase of common shares for treasury for vesting	(4,208)	—	—	(4,208)
Dividends paid to shareholders	(64,823)	—	—	(64,823)
Net cash provided (used) by financing activities	76,505	—	(8,066)	68,439
Effect of exchange rate changes on cash	—	—	96	96
Net increase in cash and cash equivalents	6,430	18	249	6,697
Cash and cash equivalents at beginning of the period	1,089	735	2,459	4,283
Cash and cash equivalents at end of the period	$7,519	$753	$2,708	$10,980

Condensed Consolidating Statement of Cash Flows Three Months Ended March 31, 2015

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Intercompany fee income (expense)	$689	$—	$(689)	$—
Interest income (expense) on intercompany receivable/payable	111	2,391	(2,502)	—
Net cash provided (used) by other operating activities	(33,933)	74,509	16,487	57,063
Net cash provided (used) by operating activities of continuing operations	(33,133)	76,900	13,296	57,063
Net cash provided by operating activities of discontinued operations	—	455	—	455
Net cash provided (used) by operating activities	(33,133)	77,355	13,296	57,518
Investing activities:
Acquisition of rental properties and other assets	(86)	(49,116)	(5)	(49,207)
Proceeds from sale of real estate	—	42,709	1,081	43,790
Investment in mortgage note receivable	—	(3,121)	(15,577)	(18,698)
Proceeds from mortgage note receivable paydown	—	148	—	148
Additions to property under development	—	(64,729)	(4,466)	(69,195)
Advances to subsidiaries, net	(100,872)	90,515	10,357	—
Net cash provided (used) by investing activities	(100,958)	16,406	(8,610)	(93,162)
Financing activities:
Proceeds from long-term debt facilities	298,914	155,000	—	453,914
Principal payments on long-term debt	—	(248,181)	(2,919)	(251,100)
Deferred financing fees paid	(2,884)	6	—	(2,878)
Net proceeds from issuance of common shares	123	—	—	123
Impact of stock option exercises, net	(33)	—	—	(33)
Purchase of common shares for treasury for vesting	(8,222)	—	—	(8,222)
Dividends paid to shareholders	(56,796)	—	—	(56,796)
Net cash provided (used) by financing activities	231,102	(93,175)	(2,919)	135,008
Effect of exchange rate changes on cash	—	(15)	(479)	(494)
Net increase in cash and cash equivalents	97,011	571	1,288	98,870
Cash and cash equivalents at beginning of the period	(1,234)	840	3,730	3,336
Cash and cash equivalents at end of the period	$95,777	$1,411	$5,018	$102,206

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto on this Form 10-Q of EPR Properties (“the Company”, “EPR”, “we” or “us”). The forward-looking statements included in this discussion and elsewhere on this Form 10-Q involve risks and uncertainties, including anticipated financial performance, business prospects, industry trends, shareholder returns, performance of leases by tenants, performance on loans to customers and other matters, which reflect management's best judgment based on factors currently known. See “Cautionary Statement Concerning Forward-Looking Statements” which is incorporated herein by reference. Actual results and experience could differ materially from the anticipated results and other expectations expressed in our forward-looking statements as a result of a number of factors, including but not limited to those discussed in this Item and Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 25, 2016.

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

Historically, our primary challenges have been locating suitable properties, negotiating favorable lease or financing terms (on new or existing properties), and managing our portfolio as we have continued to grow. We believe our management’s knowledge and industry relationships have facilitated opportunities for us to acquire, finance and lease properties. Our business is subject to a number of risks and uncertainties, including those described in Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

As of March 31, 2016, our total assets were approximately $4.3 billion (after accumulated depreciation of approximately $0.6 billion) which included investments in each of our four operating segments with properties located in 37 states, the District of Columbia and Ontario, Canada.

•
Our Entertainment segment included investments in 131 megaplex theatre properties, nine entertainment retail centers (which include eight additional megaplex theatre properties and one live performance venue) and eight family entertainment centers. Our portfolio of owned entertainment properties consisted of 11.9 million square feet and was 98% leased, including megaplex theatres that were 100% leased. At March 31, 2016, there were six development or redevelopment projects under construction in our Entertainment segment.

•
Our Education segment included investments in 69 public charter school properties, three private schools and 19 early education centers. Our portfolio of owned education properties consisted of 4.3 million square feet and was 100% leased. At March 31, 2016, there were 25 development projects under construction in our Education segment.

•
Our Recreation segment included investments in 11 metro ski parks, five waterparks and 19 golf entertainment complexes. Our portfolio of owned recreation properties was 100% leased. At March 31, 2016, there were eight development projects under construction in our Recreation segment.

•
Our Other segment consisted primarily of the property under development and land held for development related to the Adelaar casino and resort project in Sullivan County, New York, including infrastructure, which is expected to be sold in conjunction with the issuance of IDA bonds.

The combined owned portfolio consisted of 18.4 million square feet and was 99% leased. As of March 31, 2016, we had a total of approximately $266.6 million invested in property under development. Infrastructure costs included in property under development for the Adelaar casino and resort project of $35.0 million are expected to be recovered when the infrastructure is sold in conjunction with the issuance of IDA bonds.

Our total investments were approximately $4.7 billion at March 31, 2016. Total investments is defined herein as the sum of the carrying values of rental properties and rental properties held for sale (before accumulated depreciation), land held for development, property under development, mortgage notes receivable (including related accrued interest receivable), net, investment in a direct financing lease, net, investment in joint ventures, intangible assets (before accumulated amortization) and notes receivable and related accrued interest receivable, net. See "Non-GAAP Financial Measures" for the calculation of total investments and reconciliation of total investments to "Total assets" in the consolidated balance sheet at March 31, 2016 and December 31, 2015.

For financial reporting purposes, we group our investments into four reportable operating segments: Entertainment, Education, Recreation and Other. Of our total investments of $4.7 billion at March 31, 2016, $2.5 billion or 53% related to our Entertainment segment, $1.0 billion or 22% related to our Education segment, $989.7 million or 21% related to our Recreation segment and $208.3 million or 4% related to our Other segment.

Operating Results

Our total revenue, net income available to common shareholders and Funds From Operations As Adjusted ("FFOAA") per diluted share are detailed below for the three months ended March 31, 2016 and 2015 (in millions, except per share information):

	Three Months Ended March 31,
	2016	2015	Increase
Total revenue	$118.8	$99.4	19%
Net income available to common shareholders of EPR Properties	48.2	36.9	31%
FFOAA per diluted share	1.18	1.03	15%

Three Months Ended March 31, 2016

•
Our total revenue, net income available to common shareholders and FFOAA per diluted share for the three months ended March 31, 2016 were favorably impacted by the results of investment spending in 2015 and 2016, a $3.6 million prepayment fee from the early payoff of a mortgage note secured by a public charter school property, a $0.5 million gain from an insurance claim and lower financing rates.

•
Our total revenue, net income available to common shareholders and FFOAA per diluted share for the three months ended March 31, 2016 were unfavorably impacted by a weaker Canadian dollar exchange rate.

•	Our net income available to common shareholders and FFOAA per diluted share for the three months ended March 31, 2016 were unfavorably impacted by an increase in general and administrative expense.

•
Our net income available to common shareholders for the three months ended March 31, 2016 was favorably impacted by lower transaction costs and lower income tax expense and unfavorably impacted by $0.5 million in costs associated with loan refinancing or payoff.

Three Months Ended March 31, 2015

•
Our total revenue, net income available to common shareholders and FFOAA per diluted share for the three months ended March 31, 2015 were favorably impacted primarily from the results of investment spending in 2014 and 2015 and lower financing rates.

•
Our total revenue, net income available to common shareholders and FFOAA per diluted share for the three months ended March 31, 2015 were unfavorably impacted by the sale of four public charter schools in April 2014 and the payoff of various mortgage notes due from Peak Resorts, Inc. in December 2014.

•
Our net income available to common shareholders and FFOAA per diluted share for the three months ended March 31, 2015 was favorably impacted by capitalization of interest expense related to Adelaar of $2.1 million.

•
Our net income available to common shareholders for the three months ended March 31, 2015 was favorably impacted by gains from property dispositions of $23.9 million and unfavorably impacted by retirement severance expense of $18.6 million related to the retirement of our former Chief Executive Officer as well as an increase in income tax expense related to our Canadian operations.

FFOAA is a non-GAAP financial measure. For the definitions and further details on the calculations of FFOAA and certain other non-GAAP financial measures, see section below titled "Non-GAAP Financial Measures."

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. In preparing these financial statements, management has made its best estimates and assumptions that affect the reported assets and liabilities. The most significant assumptions and estimates relate to consolidation, revenue recognition, depreciable lives of the real estate, the valuation of real estate, accounting for real estate acquisitions, estimating reserves for uncollectible receivables and the accounting for mortgage and other notes receivable, all of which are described as our critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2015. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates. For the three months ended March 31, 2016, there were no changes to critical accounting policies.

Recent Developments

Debt Financing

On February 18, 2016, we prepaid in full a mortgage note payable of $4.6 million which was secured by one theatre property. In connection with this note payoff, we paid $472 thousand in additional costs included in costs associated with loan refinancing or payoff.

Issuance of Common Shares

On January 21, 2016, we issued 2,250,000 common shares in a registered public offering for a total net proceeds, after the underwriting discount and offering expenses, of approximately $125.0 million. The net proceeds from the public offering were used to pay down our unsecured revolving credit facility.

Subsequent to March 31, 2016, we issued an aggregate of 258,263 common shares under the direct share purchase component of our Dividend Reinvestment and Direct Share Purchase Plan ("DSPP") for total net proceeds of $16.9 million. These proceeds were used to pay down a portion of our unsecured revolving credit facility.

Investment Spending

Our investment spending during the three months ended March 31, 2016 totaled $145.1 million, and included investments in each of our four operating segments.

Entertainment investment spending during the three months ended March 31, 2016 totaled $47.7 million, and was related to the acquisition of one family entertainment center located in Georgia, which is subject to a long-term triple net lease, an additional investment in a mortgage note secured by an entertainment retail center located in North Carolina, as well as investments in the development or redevelopment of six megaplex theatres, one family entertainment center and four entertainment retail centers.

Education investment spending during the three months ended March 31, 2016 totaled $45.8 million, and was related to investments in the development or expansion of 19 public charter schools, three private schools, and 14 early childhood education centers.

Recreation investment spending during the three months ended March 31, 2016 totaled $51.4 million, and was related to build-to-suit construction of 11 Topgolf golf entertainment facilities, the investment in one ski resort located in Hunter, New York, which is subject to a long-term mortgage agreement, as well as the Adelaar waterpark project.

Other investment spending during the three months ended March 31, 2016 totaled $0.2 million, and was related to the Adelaar casino and resort project in Sullivan County, New York.

The following details our investment spending by category during the three months ended March 31, 2016 and 2015 (in thousands):

Three Months Ended March 31, 2016
Operating Segment	Total Investment Spending	New Development	Re-development	Asset Acquisition	Mortgage Notes or Notes Receivable
Entertainment	$47,688	$6,651	$4,049	$14,988	$22,000
Education	45,823	43,445	—	—	2,378
Recreation	51,441	22,160	—	—	29,281
Other	186	186	—	—	—
Total Investment Spending	$145,138	$72,442	$4,049	$14,988	$53,659

Three Months Ended March 31, 2015
Operating Segment	Total Investment Spending	New Development	Re-development	Asset Acquisition	Mortgage Notes or Notes Receivable
Entertainment	$16,940	$2,938	$4,673	$9,329	$—
Education	47,752	40,373	—	5,792	1,587
Recreation	68,793	29,080	240	21,708	17,765
Other	2,926	2,926	—	—	—
Total Investment Spending	$136,411	$75,317	$4,913	$36,829	$19,352

The above amounts include $37 thousand in capitalized payroll for both the three months ended March 31, 2016 and 2015, $2.3 million and $4.7 million in capitalized interest and $310 thousand and $139 thousand in capitalized other general and administrative direct project costs for the three months ended March 31, 2016 and 2015, respectively. In addition, we had approximately $1.0 million of maintenance capital expenditures for both the three months ended March 31, 2016 and 2015.

Property Dispositions

On February 26, 2016, we completed the sale of a land parcel at Adelaar for net proceeds of $1.5 million and no gain or loss was recognized.

Mortgage Notes Receivable

On January 5, 2016, we received prepayment of $19.3 million on one mortgage note receivable that was secured by a public charter school located in Washington D.C. In connection with the full payoff of this note, we received a prepayment fee of $3.6 million which is included in mortgage and other financing income. Additionally, $80 thousand of prepaid mortgage fees were expensed and are included in costs associated with loan refinancing or payoff.

Subsequent to March 31, 2016, we received prepayment in full on one mortgage note receivable of $44.3 million that was secured by an entertainment retail center located in North Carolina.

Adelaar Casino and Resort Project in Sullivan County, New York

On December 21, 2015, Montreign Operating Company, LLC (“Montreign”), a wholly-owned subsidiary of Empire Resorts Inc., was awarded a license (a “Gaming Facility License”) by the New York State Gaming Commission (the “NYSGC”) to operate the Montreign Resort Casino (the “Casino Project”), which will be located within our Adelaar project in Sullivan County, New York, approximately 90 miles from New York City. On March 1, 2016, the Gaming Facility License became effective upon the deposit of bonds by Montreign and the Company with the NYSGC of 10% of the minimum capital investment required for the project. On March 30, 2016, Montreign submitted payment for the Gaming Facility License in the amount of $51 million to the NYSGC.

As further described in Note 13 to the consolidated financial statements in this Quarterly Report on Form 10-Q, the Adelaar casino and resort project is the subject of ongoing litigation for which we believe we have meritorious defenses.

Results of Operations

Three months ended March 31, 2016 compared to three months ended March 31, 2015

Rental revenue was $93.8 million for the three months ended March 31, 2016 compared to $76.7 million for the three months ended March 31, 2015. This increase resulted primarily from $17.4 million of rental revenue related to property acquisitions and developments completed in 2016 and 2015, partially offset by a decrease of $0.3 million in rental revenue on existing and sold properties, including the impact of a weaker Canadian dollar exchange rate. Percentage rents of $0.6 million and $0.3 million were recognized during the three months ended March 31, 2016 and 2015, respectively. Straight-line rents of $3.1 million and $2.9 million were recognized during the three months ended March 31, 2016 and 2015, respectively.

During the three months ended March 31, 2016, there were no significant lease renewals on existing properties.
Tenant reimbursements totaled $3.9 million for the three months ended March 31, 2016 compared to $4.3 million for the three months ended March 31, 2015. These tenant reimbursements related to the operations of our entertainment retail centers. The $0.4 million decrease was primarily due to the impact of a weaker Canadian dollar exchange rate.

Other income was $1.2 million for the three months ended March 31, 2016 compared to $0.6 million for the three months ended March 31, 2015. The $0.6 million increase was primarily due to the recognition of a gain of $0.5 million from an insurance claim as well as an increase in income recognized upon settlement of foreign currency swap contracts.

Mortgage and other financing income for the three months ended March 31, 2016 was $19.9 million compared to $17.8 million for the three months ended March 31, 2015. The $2.1 million increase was primarily due to a $3.6 million prepayment fee we received in conjunction with the full prepayment of one mortgage note receivable. This increase was partially offset by a decrease in mortgage income due to the conversion of the mortgage note for Camelback Mountain Resort to a lease agreement during August 2015.
Our property operating expense totaled $5.5 million for the three months ended March 31, 2016 compared to $6.4 million for the three months ended March 31, 2015. These property operating expenses related primarily to the operations of our entertainment retail centers and other specialty properties. The $0.9 million decrease was primarily due to the impact of a weaker Canadian dollar exchange rate as well as a decrease in bad debt expense.
Our general and administrative expense totaled $9.2 million for the three months ended March 31, 2016 compared to $7.7 million for the three months ended March 31, 2015. The increase of $1.5 million primarily related to an increase in payroll and benefits costs including share based compensation.

Retirement severance expense was $18.6 million for the three months ended March 31, 2015 and related to the retirement of our former President and Chief Executive Officer. There was no retirement severance expense for the three months ended March 31, 2016.

Costs associated with loan refinancing or payoff for the three months ended March 31, 2016 were $0.6 million and related to fees associated with the repayment of a secured fixed rate mortgage note payable and the write off of prepaid mortgage fees in conjunction with our borrower's prepayment of a mortgage note receivable. There were no costs associated with loan refinancing or payoff for the three months ended March 31, 2015.

Our net interest expense increased by $4.7 million to $23.3 million for the three months ended March 31, 2016 from $18.6 million for the three months ended March 31, 2015. This increase resulted from an increase in average borrowings as well as a decrease in interest cost capitalized primarily related to the Adelaar project, which was $0.4 million for the three months ended March 31, 2016 compared to $2.1 million for the three months ended March 31, 2015. Additionally, the hedged rate on $300.0 million of our unsecured term loan increased to an average of 3.61% from an average of 2.60% and will return to an average of 2.94% in July 2017. These increases were partially offset by a decrease in the weighted average interest rate used to finance our real estate acquisitions and fund our mortgage notes receivable.

Transaction costs totaled $0.4 million for the three months ended March 31, 2016 compared to $1.6 million for the three months ended March 31, 2015. The decrease of $1.2 million related to a decrease in potential and terminated transactions.

Depreciation and amortization expense totaled $26.0 million for the three months ended March 31, 2016 compared to $19.4 million for the three months ended March 31, 2015. The $6.6 million increase resulted primarily from asset acquisitions completed in 2016 and 2015 as well as the acceleration of depreciation on certain existing assets.

Gain on sale of real estate was $23.9 million for the three months ended March 31, 2015 and related to a gain on sale of $23.7 million from a theatre located in Los Angeles, California and a gain on sale of $0.2 million from a parcel of land adjacent to one of our public charter school investments. There was no gain on sale of real estate for the three months ended March 31, 2016.

Income tax benefit was $0.1 million for the three months ended March 31, 2016 compared to income tax expense of $8.4 million for the three months ended March 31, 2015. Income taxes related primarily to income taxes on our Canadian trust and taxable REIT subsidiaries as well as state income taxes and withholding tax for distributions related to our unconsolidated joint venture projects located in China. For the three months ended March 31, 2015, approximately $1.4 million in current tax expense and $6.5 million of deferred tax expense was recognized based on an examination by the Canada Revenue Agency on our Canadian trust. This amount was reversed during the three months ended June 30, 2015 as the examination was completed with no adjustments.

Liquidity and Capital Resources

Cash and cash equivalents were $11.0 million at March 31, 2016. In addition, we had restricted cash of $23.4 million at March 31, 2016. Of the restricted cash at March 31, 2016, $19.9 million related to cash held for our borrowers’ debt service reserves for mortgage notes receivable or tenants' off-season rent reserves. The remaining $3.5 million is required in connection with our debt service, payment of real estate taxes and capital improvements.

Mortgage Debt, Senior Notes and Unsecured Revolving Credit and Term Loan Facility

As of March 31, 2016, we had total debt outstanding of $2.0 billion of which $244.8 million was fixed rate mortgage debt secured by a portion of our rental properties and mortgage notes receivable. The fixed rate mortgage debt had a weighted average interest rate of approximately 5.3% at March 31, 2016.

At March 31, 2016, we had outstanding $1.2 billion in aggregate principal amount of unsecured senior notes ranging in interest rates from 4.50% to 7.75%. All of these notes are guaranteed by certain of our subsidiaries. The notes contain various covenants, including: (i) a limitation on incurrence of any debt which would cause the ratio of our debt to adjusted total assets to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause the ratio of secured debt to adjusted total assets to exceed 40%; (iii) a limitation on incurrence of any debt which would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of our total unencumbered assets such that they are not less than 150% of our outstanding unsecured debt.

At March 31, 2016, we had $217.0 million outstanding under our unsecured revolving credit facility, with $433.0 million of availability and with interest at a floating rate of LIBOR plus 125 basis points, which was 1.69% at March 31, 2016. The amount that we are able to borrow on our unsecured revolving credit facility is a function of the values and advance rates, as defined by the credit agreement, assigned to the assets included in the borrowing base less outstanding letters of credit and less other liabilities.

At March 31, 2016, the unsecured term loan facility had a balance of $350.0 million with interest at a floating rate of LIBOR plus 140 basis points, which was 1.83% at March 31, 2016, and $300.0 million of this LIBOR-based debt has been fixed with interest rate swaps at a blended rate of 3.22% through April 5, 2019. The loan matures on April 24, 2020.

Our combined unsecured revolving credit and term loan facility contains financial covenants that limit our levels of consolidated debt, secured debt, investment levels outside certain categories and dividend distributions, and require minimum coverage levels for fixed charges and unsecured debt service costs. Additionally, our combined unsecured revolving and term loan facility as well as our unsecured senior notes contain cross-default provisions that go into effect if we default on any of our obligations for borrowed money or credit in an amount exceeding $25.0 million ($50.0 million for the 5.25% and 4.50% unsecured senior notes), unless such default has been waived or cured within a specified period of time. We were in compliance with all financial covenants under our debt instruments at March 31, 2016.

Our principal investing activities are acquiring, developing and financing entertainment, education and recreation properties. These investing activities have generally been financed with mortgage debt and senior unsecured notes, as well as the proceeds from equity offerings. Our unsecured revolving credit is also used to finance the acquisition or development of properties, and to provide mortgage financing. We have and expect to continue to issue debt securities in public or private offerings. We have and may in the future assume mortgage debt in connection with property acquisitions. We may also issue equity securities in connection with acquisitions. Continued growth of our rental property and mortgage financing portfolios will depend in part on our continued ability to access funds through additional borrowings and securities offerings and, to a lesser extent, our ability to assume debt in connection with property acquisitions.

Certain of our other long-term debt agreements contain customary restrictive covenants related to financial and operating performance as well as certain cross-default provisions. We were in compliance with all financial covenants at March 31, 2016.

On January 21, 2016, the Company issued 2,250,000 common shares in a registered public offering for a total net proceeds, after the underwriting discount and offering expenses, of approximately $125.0 million. The net proceeds from the public offering were used to pay down the Company's unsecured revolving credit facility.

Subsequent to March 31, 2016, we issued an aggregate of 258,263 common shares under the direct share purchase component of our DSPP for total net proceeds of $16.9 million. These proceeds were used to pay down a portion of our unsecured revolving credit facility.

Liquidity Requirements

Short-term liquidity requirements consist primarily of normal recurring corporate operating expenses, debt service requirements and distributions to shareholders. We meet these requirements primarily through cash provided by operating activities. Net cash provided by operating activities was $69.1 million and $57.5 million for the three months ended March 31, 2016 and 2015, respectively. Net cash used by investing activities was $130.9 million and $93.2 million for the three months ended March 31, 2016 and 2015, respectively. Net cash provided by financing activities was $68.4 million and $135.0 million for the three months ended March 31, 2016 and 2015, respectively. We anticipate that our cash on hand, cash from operations, and funds available under the unsecured revolving line of credit portion of our combined credit facility will provide adequate liquidity to fund our operations, make interest and principal payments on our debt, and allow distributions to our shareholders and avoid corporate level federal income or excise tax in accordance with REIT Internal Revenue Code requirements.

Commitments

As of March 31, 2016, we had an aggregate of approximately $274.6 million of commitments to fund development projects including seven entertainment development projects for which we had commitments to fund approximately $43.1 million, 24 education development projects for which we had commitments to fund approximately $175.5 million and four recreation development projects for which we had commitments to fund approximately $56.0 million, of which approximately $216.3 million is expected to be funded in 2016 and the remainder is expected to be funded in 2017. Development costs are advanced by us in periodic draws. If we determine that construction is not being completed in accordance with the terms of the development agreement, we can discontinue funding construction draws. We have agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

Additionally as of March 31, 2016, we had a commitment to fund approximately $120.0 million over the next three years, of which none has been funded, to complete an indoor waterpark hotel and adventure park at its casino and resort project in Sullivan County, New York. We are also responsible for the construction of the casino and resort project's common infrastructure, which is expected to be financed primarily through the issuance of tax-exempt public infrastructure bonds and currently budgeted at approximately $90.0 million, subject to budget adjustments and related approvals. Through March 31, 2016, we had funded approximately $35.0 million for common infrastructure.

We have certain commitments related to our mortgage note investments that we may be required to fund in the future. We are generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of March 31, 2016, we had four mortgage notes receivable with commitments totaling approximately $17.2 million, all of which is expected to be funded in 2016. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

We have provided guarantees of the payment of certain economic development revenue bonds totaling $22.9 million related to two theatres in Louisiana for which we earn a fee at annual rates of 2.88% to 4.00% over the 30-year terms of the related bonds. We have recorded $9.6 million as a deferred asset included in other assets and $9.6 million included in other liabilities in the accompanying consolidated balance sheet as of March 31, 2016 related to these guarantees. No amounts have been accrued as a loss contingency related to these guarantees because payment by us is not probable.

In connection with construction of our development projects and related infrastructure, certain public agencies require posting of surety bonds to guarantee that our obligations are satisfied. These bonds expire upon the completion of the improvements or infrastructure. As of March 31, 2016 , we had three surety bonds outstanding totaling $21.7 million.

Liquidity Analysis

In analyzing our liquidity, we generally expect that our cash provided by operating activities will meet our normal recurring operating expenses, recurring debt service requirements and distributions to shareholders.

We have $64.1 million in debt balloon payments coming due for the remainder of 2016. Our sources of liquidity as of March 31, 2016 to pay the above 2016 commitments include the remaining amount available under our unsecured revolving credit facility and unrestricted cash on hand of $11.0 million. We expect that our sources of cash will exceed our existing commitments over the remainder of 2016.

We also believe that we will be able to repay, extend, refinance or otherwise settle our debt maturities for 2017 and thereafter as the debt comes due, and that we will be able to fund our remaining commitments as necessary. However, there can be no assurance that additional financing or capital will be available, or that terms will be acceptable or advantageous to us.

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

Capital Structure

We believe that our shareholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet. Beginning in 2016, we decided to use the ratio of net debt to adjusted EBITDA as our primary measure to evaluate our capital structure and the magnitude of our debt against our operating performance. In prior periods, we primarily utilized the ratio of debt to gross assets, but we believe this metric is less commonly used by investors and lenders than net debt to adjusted EBITDA and is therefore less meaningful to them in performing their evaluations. In addition to a conservative net debt to adjusted EBITDA ratio, we also seek to maintain conservative interest, fixed charge, debt service coverage and net debt to gross assets ratios.
We expect to maintain our net debt to adjusted EBITDA ratio (see "Non-GAAP Financial Measures" for definitions) between 4.6x to 5.6x. Our net debt to adjusted EBITDA was 4.81x as of March 31, 2016 (see "Non-GAAP financial measures" for calculation). Because adjusted EBITDA as defined does not include the annualization of adjustments for projects put in service during the quarter and other items, and net debt includes the debt provided for build-to-suit projects under development that do not have any current EBITDA, we also look at a ratio adjusted for these items. The level of this additional ratio, along with the timing and size of our equity and debt offerings, may cause us to temporarily operate outside our stated range for net debt to adjusted EBITDA of 4.6x to 5.6x.

Our net debt (see "Non-GAAP Financial Measures" for definition) to gross assets ratio (i.e. net debt to total assets plus accumulated depreciation less cash and cash equivalents) was 41% as of March 31, 2016. Our net debt as a percentage of our total market capitalization at March 31, 2016 was 30%. We calculate our total market capitalization of $6.6 billion by aggregating the following at March 31, 2016:

•	Common shares outstanding of 63,341,268 multiplied by the last reported sales price of our common shares on the NYSE of $66.62 per share, or $4.2 billion;

•	Aggregate liquidation value of our Series C convertible preferred shares of $135.0 million;

•	Aggregate liquidation value of our Series E convertible preferred shares of $86.3 million;

•	Aggregate liquidation value of our Series F redeemable preferred shares of $125.0 million; and

•	Net debt of $2.0 billion.

Non-GAAP Financial Measures

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

In addition to FFO, we present FFOAA and AFFO. FFOAA is presented by adding to FFO costs (gain) associated with loan refinancing or payoff, net, transaction costs (benefit), retirement severance expense, preferred share redemption costs, termination fees associated with tenants' exercises of public charter school buy-out options and provision for loan losses and subtracting gain on early extinguishment of debt, gain (loss) on sale of land and deferred income tax benefit (expense). AFFO is presented by adding to FFOAA non-real estate depreciation and amortization, deferred financing fees amortization, share-based compensation expense to management and Trustees and amortization of above market leases, net; and subtracting maintenance capital expenditures (including second generation tenant improvements and leasing commissions), straight-lined rental revenue, and the non-cash portion of mortgage and other financing income.

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

The following table summarizes our FFO, FFOAA and AFFO including per share amounts for FFO and FFOAA, for the three months ended March 31, 2016 and 2015 (unaudited, in thousands, except per share information):

	Three Months Ended March 31,
	2016	2015
FFO:
Net income available to common shareholders of EPR Properties	$48,228	$36,869
Gain on sale of real estate (excluding land sale)	—	(23,748)
Real estate depreciation and amortization	25,507	18,957
Allocated share of joint venture depreciation	60	64
FFO available to common shareholders of EPR Properties	$73,795	$32,142
FFO available to common shareholders of EPR Properties	$73,795	$32,142
Add: Preferred dividends for Series C preferred shares	1,941	—
Diluted FFO available to common shareholders of EPR Properties	$75,736	$32,142
FFOAA:
FFO available to common shareholders of EPR Properties	$73,795	$32,142
Costs associated with loan refinancing or payoff	552	—
Transaction costs	444	1,606
Retirement severance expense	—	18,578
Gain on sale of land	—	(176)
Deferred income tax expense (benefit)	(602)	6,888
FFOAA available to common shareholders of EPR Properties	$74,189	$59,038
FFOAA available to common shareholders of EPR Properties	$74,189	$59,038
Add: Preferred dividends for Series C preferred shares	1,941	—
Diluted FFOAA available to common shareholders of EPR Properties	$76,130	$59,038
AFFO:
FFOAA available to common shareholders of EPR Properties	$74,189	$59,038
Non-real estate depreciation and amortization	448	398
Deferred financing fees amortization	1,172	1,096
Share-based compensation expense to management and Trustees	2,765	1,972
Maintenance capital expenditures (1)	(1,141)	(1,023)
Straight-lined rental revenue	(3,089)	(2,943)
Non-cash portion of mortgage and other financing income	(928)	(2,976)
Amortization of above market leases, net	48	48
AFFO available to common shareholders of EPR Properties	$73,464	$55,610
AFFO available to common shareholders of EPR Properties	$73,464	$55,610
Add: Preferred dividends for Series C preferred shares	1,941	—
Diluted AFFO available to common shareholders of EPR Properties	$75,405	$55,610

FFO per common share attributable to EPR Properties:
Basic	$1.18	$0.56
Diluted	1.17	0.56
FFOAA per common share attributable to EPR Properties:
Basic	$1.18	$1.03
Diluted	1.18	1.03
Shares used for computation (in thousands):
Basic	62,664	57,111
Diluted	62,744	57,378

Weighted average shares outstanding-diluted EPS	62,744	57,378
Effect of dilutive Series C preferred shares	2,038	—
Adjusted weighted average shares outstanding-diluted	64,782	57,378

Other financial information:
Dividends per common share	$0.960	$0.908

(1)	Includes maintenance capital expenditures and certain second generation tenant improvements and leasing commissions.

The conversion of the 5.75% Series C cumulative convertible preferred shares would be dilutive to FFO per share for the three months ended March 31, 2016 and to FFOAA per share for the three months ended March 31, 2016.  Therefore, the additional 2.0 million shares that would result from the conversion and the corresponding add-back of the preferred dividends declared on those shares are included in the calculation of diluted FFO and diluted FFOAA per share for these periods.  The additional 2.0 million shares that would result from the conversion of the 5.75% Series C cumulative convertible preferred shares and the additional 1.6 million common shares that would result from the conversion of our 9.0% Series E cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted per share data for the remaining periods above because the effect is not dilutive.

Net Debt

Net Debt represents debt (reported in accordance with GAAP) adjusted to exclude deferred financing costs, net and reduced for cash and cash equivalents. By excluding deferred financing costs, net and reducing debt for cash and cash equivalents on hand, the result provides an estimate of the contractual amount of borrowed capital to be repaid, net of cash available to repay it. We believe this calculation constitutes a beneficial supplemental non-GAAP financial disclosure to investors in understanding our financial condition. Our method of calculating Net Debt may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs.

EBITDA and Adjusted EBITDA

EBITDA is a widely used financial measure in many industries, including the REIT industry, and is presented to assist investors and analysts in analyzing the performance of the Company. Management uses EBITDA in its analysis of the business and operations of the Company and believes it is useful to investors because it excludes various items included in net income that are not indicative of operating performance, such as gains (or losses) from sales of property and depreciation and amortization, and is used in computing various financial ratios as a measure of operational performance. We compute EBITDA as the sum of net income available to common shareholders plus costs associated with loan refinancing or payoff, interest expense (net), depreciation and amortization, less equity in income from joint ventures, gain on sale of real estate, income tax expense or benefit and preferred dividend requirements. Adjusted EBITDA is presented to also add back the effect of non-cash impairment charges, retirement severance expense, the provision for loan losses and transaction costs (benefit), and is then multiplied by four to get an annual amount.

Our method of calculating EBITDA and Adjusted EBITDA may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. EBITDA and Adjusted EBITDA do not represent cash generated from operations as defined by U.S. generally accepted accounting principles (“GAAP”) and are not indicative of cash available to fund all cash needs, including distributions. These measures should not be considered as an alternative to net income for the purpose of evaluating the Company’s performance or to cash flows as a measure of liquidity.

Net Debt to Adjusted EBITDA

Net Debt to Adjusted EBITDA is a supplemental measure derived from non-GAAP financial measures that we use to evaluate our capital structure and the magnitude of our debt against our operating performance. We believe that investors commonly use versions of this ratio in a similar manner. In addition, financial institutions use versions of this ratio in connection with debt agreements to set pricing and covenant limitations. Our method of calculating Net Debt to Adjusted EBITDA may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs.

Reconciliations of debt and net income available to common shareholders (both reported in accordance with GAAP) to Net Debt, EBITDA, Adjusted EBITDA and Net Debt to Adjusted EBITDA (each of which is a non-GAAP financial measure) are included in the following tables (unaudited, in thousands):

	March 31,
	2016	2015
Net Debt:
Debt	$1,996,131	$1,830,383
Deferred financing costs, net	17,494	19,041
Cash and cash equivalents	(10,980)	(102,206)
Net Debt	$2,002,645	$1,747,218

	Three Months Ended March 31,
	2016	2015
EBITDA and Adjusted EBITDA:
Net income available to common shareholders of EPR Properties	$48,228	$36,869
Costs associated with loan refinancing or payoff	552	—
Interest expense, net	23,289	18,587
Depreciation and amortization	25,955	19,355
Equity in income from joint ventures	(212)	(164)
Gain on sale of real estate	—	(23,924)
Income tax expense (benefit)	(144)	8,426
Preferred dividend requirements	5,952	5,952
EBITDA (for the quarter)	$103,620	$65,101
Retirement severance expense	—	18,578
Transaction costs	444	1,606
Adjusted EBITDA (for the quarter)	$104,064	$85,285

Adjusted EBITDA (1)	$416,256	$341,140

Net Debt/Adjusted EBITDA	4.81	5.12
(1) Adjusted EBITDA for the quarter is multiplied by four to calculate an annual amount.

Total Investments

Total investments is a non-GAAP financial measure defined as the sum of the carrying values of rental properties (before accumulated depreciation), rental properties held for sale (before accumulated depreciation), land held for development, property under development, mortgage notes receivable (including related accrued interest receivable), investment in a direct financing lease, net, investment in joint ventures, intangible assets, gross (included in other assets) and notes receivable and related accrued interest receivable, net (included in other assets). Total investments is a useful measure for management and investors as it illustrates across which asset categories the Company's funds have been invested. Our method of calculating total investments may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. A reconciliation of total investments to total assets (computed in accordance with GAAP) is included in the following table (unaudited, in thousands):

	March 31, 2016	December 31, 2015
Total Investments:
Rental properties, net of accumulated depreciation	$3,214,347	$3,025,199
Add back accumulated depreciation on rental properties	562,195	534,303
Land held for development	22,530	23,610
Property under development	266,574	378,920
Mortgage notes and related accrued interest receivable	457,429	423,780
Investment in a direct financing lease, net	191,720	190,880
Investment in joint ventures	5,869	6,168
Intangible assets, gross(1)	21,345	20,715
Notes receivable and related accrued interest receivable, net(1)	1,936	2,228
Total investments	$4,743,945	$4,605,803

Total investments	$4,743,945	$4,605,803
Cash and cash equivalents	10,980	4,283
Restricted cash	23,428	10,578
Account receivable, net	62,403	59,101
Less: accumulated depreciation on rental properties	(562,195)	(534,303)
Less: accumulated amortization on intangible assets	(13,076)	(12,079)
Prepaid expenses and other current assets	78,055	83,887
Total assets	$4,343,540	$4,217,270

(1) Included in other assets in the accompanying consolidated balance sheet. Other assets includes the following:

	March 31, 2016	December 31, 2015
Intangible assets, gross	$21,345	$20,715
Less: accumulated amortization on intangible assets	(13,076)	(12,079)
Notes receivable and related accrued interest receivable, net	1,936	2,228
Prepaid expenses and other current assets	78,055	83,887
Total other assets	$88,260	$94,751

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, which amends existing accounting standards for lease accounting and is intended to improve financial reporting about lease transactions. The ASU will require lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Lessor accounting will remain largely unchanged from current GAAP. The ASU is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2018. The Company is currently evaluating the impact that ASU 2016-02 will have on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation - Stock Compensation. The objective of this amendment is part of the FASB's Simplification Initiative as it applies to several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification of cash flows. The effective date of the amendment is for fiscal years beginning after December 15, 2017. The Company is currently reviewing the ASU to assess the potential impact on the consolidated financial statements but does not expect the adoption will have a material impact on the Company's financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, primarily relating to potential losses due to changes in interest rates and foreign currency exchange rates. We seek to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new long-term fixed rate borrowings whenever possible. As of March 31, 2016, we had a $650.0 million unsecured revolving credit facility with $217.0 million outstanding and $25.0 million in bonds, all of which bear interest at a floating rate. We also had a $350.0 million unsecured term loan facility that bears interest at a floating rate and $300.0 million of this LIBOR-based debt has been fixed with interest rate swaps at a blended rate of 3.22% through April 5, 2019.
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

Item 4. Controls and Procedures

As of March 31, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
Prior proposed casino and resort developers Concord Associates, L.P., Concord Resort, LLC and Concord Kiamesha LLC, which are affiliates of Louis Cappelli and from whom the Company acquired the Adelaar resort property (the “Cappelli Group”), commenced litigation against us beginning in 2011 regarding matters relating to our acquisition of that property and our relationship with the Empire Resorts, Inc. This litigation involves three separate cases filed in state and federal court.
The first case was filed on June 7, 2011 by the Cappelli Group in the Supreme Court of the State of New York, County of Sullivan, against two subsidiaries of the Company. The Company obtained a summary judgment on June 30, 2014 in this case which was affirmed on appeal. As a result, this case is now closed.

The second case was filed on October 20, 2011 by the Cappelli Group against the Company and two of its affiliates in the Supreme Court of the State of New York, County of Westchester, asserting a claim for breach of contract and the implied covenant of good faith, and seeking damages of at least $800 million, based on the same allegations as in the action the Cappelli Group filed in Sullivan County Supreme Court. The Company moved to dismiss the Amended Complaint in Westchester County based on the Sullivan County Supreme Court’s June 30, 2014 decision (which has now been affirmed). On January 26, 2016, the Westchester County Supreme Court denied the Company's motion to dismiss but ordered the Cappelli Group to amend its pleading and remove all claims and allegations previously determined by the Sullivan County case (discussed above). On February 18, 2016, the Cappelli Group revised their amended complaint, which the Company believes remains deficient. On March 23, 2016, the Company filed with the Westchester County Supreme Court a motion to dismiss the Cappelli Group’s revised amended complaint. The motion is currently pending.
The third case was filed with the United States District Court for the Southern District of New York (the “District Court”) by Concord Associates L.P. and six other companies affiliated with Mr. Cappelli against the Company and certain of its subsidiaries, Empire Resorts, Inc. and Monticello Raceway Management, Inc. (collectively, “Empire”), and Kien Huat Realty III Limited and Genting New York LLC (collectively, “Genting”). The complaint alleged, among other things, that the Company had conspired with Empire to monopolize the racing and gaming market in the Catskills by entering into exclusivity and development agreements to develop a comprehensive resort destination in Sullivan County, New York. The plaintiffs are seeking $500 million in damages (trebled to $1.5 billion under antitrust law), punitive damages, and injunctive relief. On September 18, 2013, the District Court dismissed the complaint filed. Specifically, the District Court dismissed plaintiffs’ federal antitrust claims against all defendants with prejudice, and dismissed the pendent state law claims against Empire and Genting without prejudice, meaning they could be further pursued in state court. On October 2, 2013, the plaintiffs filed a motion for reconsideration with the District Court, seeking permission to file a Second Amended Complaint, and soon after filed a Notice of Appeal. The District Court denied the motion for reconsideration in an Opinion and Order dated November 3, 2014, and the plaintiffs perfected their appeal in the Second Circuit on or about December 17, 2014. On March 18, 2016, the Second Circuit affirmed the District Court’s dismissal of the case in favor of the Company, Empire and Genting. The plaintiffs may file a writ of certiorari seeking review by the Supreme Court of the United States within 90 days of the entry of the judgment.
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
Item 1A. Risk Factors

There were no material changes during the quarter from the risk factors previously discussed in Item 1A - "Risk Factors" in our Annual Report on From 10-K for the year ended December 31, 2015 filed with the SEC on February 24, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31, 2016 common stock	71,734	(1)	$58.45	—	$—
February 1 through February 29, 2016 common stock	17,859	(1)	61.66	—	—
March 1 through March 31, 2016 common stock	5,028	(1)	62.94	—	—

Total	94,621		$59.29	—	$—

(1) The repurchase of equity securities during January of 2016 was completed in conjunction with the vesting of employee nonvested shares. The repurchase of equity securities during February and March 2016 were completed in conjunction with the vesting of employee nonvested shares and employee stock option exercises. These repurchases were not made pursuant to a publicly announced plan or program.

Item 3. Defaults Upon Senior Securities

There were no reportable events during the quarter ended March 31, 2016.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

There were no reportable events during the quarter ended March 31, 2016.

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

EPR Properties

Dated:	April 28, 2016	By	/s/ Gregory K. Silvers
Gregory K. Silvers, President and Chief Executive Officer (Principal Executive Officer)

Dated:	April 28, 2016	By	/s/ Tonya L. Mater
Tonya L. Mater, Vice President and Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

12.1*	Computation of Ratio of Earnings to Fixed Charges is attached hereto as Exhibit 12.1.
12.2*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends is attached hereto as Exhibit 12.2.
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