Form 10-Q
period 2016-06-30
EPR PROPERTIES
filed 2016-08-04
CIK 1045450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

At August 3, 2016, there were 63,626,386 common shares outstanding.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
With the exception of historical information, certain statements contained or incorporated by reference herein may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as those pertaining to our acquisition or disposition of properties, our capital resources, future expenditures for development projects, and our results of operations and financial condition. Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of actual events. There is no assurance the events or circumstances reflected in the forward-looking statements will occur. You can identify forward-looking statements by use of words such as “will be,” “intend,” “continue,” “believe,” “may,” “expect,” “hope,” “anticipate,” “goal,” “forecast,” “pipeline,” “estimates,” “offers,” “plans,” “would,” or other similar expressions or other comparable terms or discussions of strategy, plans or intentions in this Quarterly Report on Form 10-Q. In addition, references to our budgeted amounts and guidance are forward-looking statements.
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

ii

iii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
EPR PROPERTIES Consolidated Balance Sheets (Dollars in thousands except share data)

	June 30, 2016	December 31, 2015
	(unaudited)
Assets
Rental properties, net of accumulated depreciation of $583,848 and $534,303 at June 30, 2016 and December 31, 2015, respectively	$3,331,781	$3,025,199
Land held for development	22,530	23,610
Property under development	301,605	378,920
Mortgage notes and related accrued interest receivable	424,875	423,780
Investment in a direct financing lease, net	188,386	190,880
Investment in joint ventures	5,955	6,168
Cash and cash equivalents	8,462	4,283
Restricted cash	16,614	10,578
Accounts receivable, net	62,061	59,101
Other assets	97,955	94,751
Total assets	$4,460,224	$4,217,270
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$91,130	$92,178
Common dividends payable	20,360	18,401
Preferred dividends payable	5,952	5,951
Unearned rents and interest	49,798	44,952
Debt	2,098,265	1,981,920
Total liabilities	2,265,505	2,143,402
Equity:
Common Shares, $.01 par value; 100,000,000 shares authorized; and 66,154,679 and 63,195,182 shares issued at June 30, 2016 and December 31, 2015, respectively	662	632
Preferred Shares, $.01 par value; 25,000,000 shares authorized:
5,400,000 Series C convertible shares issued at June 30, 2016 and December 31, 2015; liquidation preference of $135,000,000	54	54
3,450,000 Series E convertible shares issued at June 30, 2016 and December 31, 2015; liquidation preference of $86,250,000	35	35
5,000,000 Series F shares issued at June 30, 2016 and December 31, 2015; liquidation preference of $125,000,000	50	50
Additional paid-in-capital	2,665,663	2,508,445
Treasury shares at cost: 2,529,510 and 2,371,198 common shares at June 30, 2016 and December 31, 2015, respectively	(107,133)	(97,328)
Accumulated other comprehensive income	3,485	5,622
Distributions in excess of net income	(368,097)	(343,642)
Total equity	$2,194,719	$2,073,868
Total liabilities and equity	$4,460,224	$4,217,270
See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Income (Unaudited) (Dollars in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Rental revenue	$96,055	$77,860	$189,833	$154,600
Tenant reimbursements	3,891	3,965	7,756	8,268
Other income	2,126	1,148	3,336	1,698
Mortgage and other financing income	15,961	18,285	35,876	36,128
Total revenue	118,033	101,258	236,801	200,694
Property operating expense	5,580	5,770	11,061	12,127
Other expense	—	210	5	312
General and administrative expense	9,000	7,756	18,218	15,438
Retirement severance expense	—	—	—	18,578
Costs associated with loan refinancing or payoff	339	243	891	243
Interest expense, net	22,756	20,007	46,045	38,594
Transaction costs	1,490	4,429	1,934	6,035
Depreciation and amortization	25,666	21,849	51,621	41,204
Income before equity in income from joint ventures and other items	53,202	40,994	107,026	68,163
Equity in income from joint ventures	86	198	298	362
Gain on sale of real estate	2,270	—	2,270	23,924
Income before income taxes	55,558	41,192	109,594	92,449
Income tax benefit (expense)	(423)	7,506	(279)	(920)
Income from continuing operations	$55,135	$48,698	$109,315	$91,529
Discontinued operations:
Income from discontinued operations	—	68	—	58
Net income attributable to EPR Properties	55,135	48,766	109,315	91,587
Preferred dividend requirements	(5,952)	(5,952)	(11,904)	(11,904)
Net income available to common shareholders of EPR Properties	$49,183	$42,814	$97,411	$79,683
Per share data attributable to EPR Properties common shareholders:
Basic earnings per share data:
Income from continuing operations	$0.77	$0.75	$1.54	$1.39
Income from discontinued operations	—	—	—	—
Net income available to common shareholders	$0.77	$0.75	$1.54	$1.39
Diluted earnings per share data:
Income from continuing operations	$0.77	$0.75	$1.54	$1.39
Income from discontinued operations	—	—	—	—
Net income available to common shareholders	$0.77	$0.75	$1.54	$1.39
Shares used for computation (in thousands):
Basic	63,592	57,200	63,128	57,156
Diluted	63,678	57,446	63,213	57,408
See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Comprehensive Income (Unaudited) (Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income attributable to EPR Properties	$55,135	$48,766	$109,315	$91,587
Other comprehensive income (loss):
Foreign currency translation adjustment	921	2,390	12,142	(14,912)
Change in unrealized gain (loss) on derivatives	(1,144)	(2,812)	(14,279)	10,636
Comprehensive income attributable to EPR Properties	$54,912	$48,344	$107,178	$87,311
See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Changes in Equity Six Months Ended June 30, 2016 (Unaudited) (Dollars in thousands)

	EPR Properties Shareholders’ Equity
	Common Stock		Preferred Stock		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income	Distributions in excess of net income	Total
	Shares	Par	Shares	Par
Balance at December 31, 2015	63,195,182	$632	13,850,000	$139	$2,508,445	$(97,328)	$5,622	$(343,642)	$2,073,868
Restricted share units issued to Trustees	15,805	—	—	—	—	—	—	—	—
Issuance of nonvested shares, net	300,752	3	—	—	4,472	—	—	—	4,475
Purchase of common shares for vesting	—	—	—	—	—	(4,208)	—	—	(4,208)
Amortization of nonvested shares and restricted share units	—	—	—	—	5,044	—	—	—	5,044
Share option expense	—	—	—	—	460	—	—	—	460
Foreign currency translation adjustment	—	—	—	—	—	—	12,142	—	12,142
Change in unrealized gain (loss) on derivatives	—	—	—	—	—	—	(14,279)	—	(14,279)
Net income	—	—	—	—	—	—	—	109,315	109,315
Issuances of common shares	2,514,913	26	—	—	142,363	—	—	—	142,389
Stock option exercises, net	128,027	1	—	—	4,879	(5,597)	—	—	(717)
Dividends to common and preferred shareholders	—	—	—	—	—	—	—	(133,770)	(133,770)
Balance at June 30, 2016	66,154,679	$662	13,850,000	$139	$2,665,663	$(107,133)	$3,485	$(368,097)	$2,194,719

See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Cash Flows (Unaudited) (Dollars in thousands)

	Six Months Ended June 30,
	2016	2015
Operating activities:
Net income	$109,315	$91,587
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	—	(58)
Gain on sale of real estate	(2,270)	(23,924)
Gain on insurance recovery	(2,012)	—
Deferred income tax expense (benefit)	(620)	177
Costs associated with loan refinancing or payoff	891	243
Equity in income from joint ventures	(298)	(362)
Distributions from joint ventures	511	—
Depreciation and amortization	51,621	41,204
Amortization of deferred financing costs	2,335	2,269
Amortization of above market leases	96	97
Share-based compensation expense to management and Trustees	5,504	4,057
Share-based compensation expense included in retirement severance expense	—	6,377
Decrease (increase) in restricted cash	(1,665)	464
Decrease (increase) in mortgage notes accrued interest receivable	728	(3,009)
Increase in accounts receivable, net	(4,327)	(9,314)
Increase in direct financing lease receivable	(1,736)	(1,882)
Increase in other assets	(4,745)	(2,057)
Increase (decrease) in accounts payable and accrued liabilities	(931)	6,035
Increase in unearned rents and interest	135	7,977
Net operating cash provided by continuing operations	152,532	119,881
Net operating cash provided by discontinued operations	—	526
Net cash provided by operating activities	152,532	120,407
Investing activities:
Acquisition of and investments in rental properties and other assets	(138,788)	(93,221)
Proceeds from sale of real estate	13,129	43,790
Investment in mortgage notes receivable	(65,508)	(35,589)
Proceeds from mortgage note receivable paydown	63,685	308
Proceeds from sale of infrastructure related to issuance of revenue bonds	43,462	—
Proceeds from insurance recovery	2,211	—
Proceeds from sale of investment in a direct financing lease, net	825	4,741
Additions to properties under development	(187,216)	(206,955)
Net cash used by investing activities	(268,200)	(286,926)
Financing activities:
Proceeds from debt facilities	318,000	558,914
Principal payments on debt	(203,116)	(259,659)
Deferred financing fees paid	(169)	(6,854)
Costs associated with loan refinancing or payoff (cash portion)	(472)	—
Net proceeds from issuance of common shares	142,279	240
Impact of stock option exercises, net	(717)	(35)
Purchase of common shares for treasury for vesting	(4,208)	(8,223)
Dividends paid to shareholders	(131,701)	(114,600)
Net cash provided by financing activities	119,896	169,783
Effect of exchange rate changes on cash	(49)	(454)
Net increase in cash and cash equivalents	4,179	2,810
Cash and cash equivalents at beginning of the period	4,283	3,336
Cash and cash equivalents at end of the period	$8,462	$6,146
Supplemental information continued on next page.

EPR PROPERTIES Consolidated Statements of Cash Flows (Unaudited) (Dollars in thousands) Continued from previous page.

	Six Months Ended June 30,
	2016	2015
Supplemental schedule of non-cash activity:
Transfer of property under development to rental property	$224,057	$62,028
Transfer of land held for development to property under development	$—	$167,600
Issuance of nonvested shares and restricted share units at fair value, including nonvested shares issued for payment of bonuses	$19,626	$13,682
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$48,608	$42,143
Cash paid during the period for income taxes	$1,116	$748
Interest cost capitalized	$5,051	$9,493
Decrease in accrued capital expenditures	$(5,598)	$(5,967)
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

2. Summary of Significant Accounting Policies and Recently Issued Accounting Standards

Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. In addition, operating results for the six month period ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

Deferred Financing Costs
Deferred financing costs are amortized over the terms of the related debt obligations or mortgage note receivable as applicable. The Company early adopted the FASB issued Accounting Standards Update (ASU) No. 2015-03, Simplifying the Presentation of Debt Issue Costs, during 2015 and applied the guidance retrospectively. Deferred financing costs of $16.8 million and $18.3 million as of June 30, 2016 and December 31, 2015, respectively, are shown as a reduction of debt. The deferred financing costs related to our unsecured revolving credit facility are included in other assets.

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

Revenue Recognition
Rents that are fixed and determinable are recognized on a straight-line basis over the minimum term of the leases. Base rent escalation on leases that are dependent upon increases in the Consumer Price Index (CPI) is recognized when known. In addition, most of the Company's tenants are subject to additional rents if gross revenues of the properties exceed certain thresholds defined in the lease agreements (percentage rents). Percentage rents as well as participating interest for those mortgage agreements that contain similar such clauses are recognized at the time when specific triggering events occur as provided by the lease or mortgage agreements. Rental revenue included percentage rents of $1.0 million and $0.4 million for the six months ended June 30, 2016 and 2015, respectively. The Company recognized no participating interest income in mortgage and other financing income for both the six months ended June 30, 2016 and 2015. For the six months ended June 30, 2016, mortgage and other financing income included a $3.6 million prepayment fee related to a mortgage note that was paid fully in advance of its maturity date.

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

Concentrations of Risk
American Multi-Cinema, Inc. (AMC) is the lessee of a substantial portion (24%) of the megaplex theatre rental properties held by the Company at June 30, 2016 primarily as a result of a series of sale leaseback transactions pertaining to AMC megaplex theatres. A substantial portion of the Company’s total revenues (approximately $43.6 million or 18% and $42.7 million or 21%, for the six months ended June 30, 2016 and 2015, respectively) results from the revenue from AMC under the leases or from its parent, AMC Entertainment, Inc. (AMCE) as the guarantor of AMC’s obligations under the leases. AMCE is wholly owned by AMC Entertainment Holdings, Inc. (AMCEH). AMCEH is a publicly held company (NYSE: AMC) and its consolidated financial information is publicly available at www.sec.gov.

Share-Based Compensation
Share-based compensation to employees of the Company is granted pursuant to the Company's Annual Incentive Program and Long-Term Incentive Plan and share-based compensation to non-employee Trustees of the Company is granted pursuant to the Company's Trustee compensation program. Prior to May 12, 2016, share-based compensation granted to employees and non-employee Trustees were issued under the 2007 Equity Incentive Plan. The 2016 Equity Incentive Plan was approved by shareholders at the May 11, 2016 annual shareholder meeting and this plan replaces the 2007 Equity Incentive Plan. Accordingly, all share-based compensation granted on or after May 12, 2016 will be issued under the 2016 Equity Incentive Plan.

Share-based compensation expense consists of share option expense and amortization of nonvested share grants issued to employees, and amortization of share units issued to non-employee Trustees for payment of their annual retainers. Share-based compensation included in general and administrative expense in the accompanying consolidated statements of income totaled $5.5 million and $4.1 million for the six months ended June 30, 2016 and 2015, respectively. Share-based compensation included in retirement severance expense in the accompanying consolidated statements of income totaled $6.4 million for the six months ended June 30, 2015 and related to the retirement of the Company's former President and Chief Executive Officer.

Share Options
Share options are granted to employees pursuant to the Long-Term Incentive Plan. The fair value of share options granted is estimated at the date of grant using the Black-Scholes option pricing model. Share options granted to employees vest over a period of four years and share option expense for these options is recognized on a straight-line basis over the vesting period. Expense recognized related to share options and included in general and administrative expense in the accompanying consolidated statements of income was $460 thousand and $550 thousand for the six months ended June 30, 2016 and 2015, respectively. Expense recognized related to share options and included in retirement severance expense in the accompanying consolidated statements of income was $1.4 million for the six months ended June 30, 2015 and related to the retirement of the Company's former President and Chief Executive Officer.

Nonvested Shares Issued to Employees
The Company grants nonvested shares to employees pursuant to both the Annual Incentive Program and the Long-Term Incentive Plan. The Company amortizes the expense related to the nonvested shares awarded to employees under the Long-Term Incentive Plan and the premium awarded under the nonvested share alternative of the Annual Incentive Program on a straight-line basis over the future vesting period (three or four years). Expense recognized related to nonvested shares and included in general and administrative expense in the accompanying consolidated statements of income was $4.5 million and $3.0 million for the six months ended June 30, 2016 and 2015, respectively. Expense related to nonvested shares and included in retirement severance expense in the accompanying consolidated statements of income was $5.0 million for the six months ended June 30, 2015 and related to the retirement of the Company's former President and Chief Executive Officer.

Restricted Share Units Issued to Non-Employee Trustees
The Company issues restricted share units to non-employee Trustees for payment of their annual retainers under the Company's Trustee compensation program. The fair value of the share units granted was based on the share price at the date of grant. The share units vest upon the earlier of the day preceding the next annual meeting of shareholders or a change of control. The settlement date for the shares is selected by the non-employee Trustee, and ranges from one year from the grant date to upon termination of service. This expense is amortized by the Company on a straight-line basis over the year of service by the non-employee Trustees. Total expense recognized related to shares issued to non-employee Trustees was $533 thousand and $524 thousand for the six months ended June 30, 2016 and 2015, respectively.

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation - Stock Compensation. The objective of this amendment is part of the FASB's Simplification Initiative as it applies to several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification of cash flows. The effective date of the amendment is for fiscal years beginning after December 15, 2016. The Company is currently reviewing the ASU to assess the potential impact on the consolidated financial statements and related disclosures but does not expect the adoption will have a material impact on the Company's financial position or results of operations.

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which amends ASC Topic 326, Financial Instruments - Credit Losses. The standard changes the methodology for measuring credit losses on financial instruments and timing of when such losses are recorded. ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements and related disclosures.

3. Rental Properties

The following table summarizes the carrying amounts of rental properties as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Buildings and improvements	$3,003,423	$2,837,611
Furniture, fixtures & equipment	38,743	34,423
Land	873,463	687,468
	3,915,629	3,559,502
Accumulated depreciation	(583,848)	(534,303)
Total	$3,331,781	$3,025,199
Depreciation expense on rental properties was $49.8 million and $39.4 million for the six months ended June 30, 2016 and 2015, respectively.

4. Investments and Dispositions

The Company's investment spending during the six months ended June 30, 2016 totaled $371.8 million, and included investments in each of its four operating segments.

Entertainment investment spending during the six months ended June 30, 2016 totaled $164.3 million, of which $94.8 million related to the acquisition of a portfolio of six megaplex theatres located in Pennsylvania, Alabama, Tennessee, Texas and Washington. All of these properties are subject to long-term, triple-net leases. In addition, entertainment investment spending related to the acquisition of one family entertainment center located in Georgia, which is subject to a long-term, triple net lease, an additional investment in a mortgage note secured by an entertainment retail center located in North Carolina that was subsequently paid off, as well as investments in the development or redevelopment of ten megaplex theatres, three family entertainment centers and four entertainment retail centers.

Education investment spending during the six months ended June 30, 2016 totaled $116.2 million, and was related to investments in the development or expansion of 25 public charter schools, three private schools, and 18 early childhood education centers.

Recreation investment spending during the six months ended June 30, 2016 totaled $91.1 million, and was related to build-to-suit construction of 13 Topgolf golf entertainment facilities, the investment in one ski resort located in Hunter, New York, which is subject to a long-term mortgage agreement, as well as additional improvements at Camelback Mountain Resort and the Adelaar waterpark project.

Other investment spending during the six months ended June 30, 2016 totaled $0.2 million, and was related to the Adelaar casino and resort project in Sullivan County, New York.

On January 5, 2016, the Company received prepayment on one mortgage note receivable of $19.3 million that was secured by a public charter school located in Washington D.C. In connection with the full payoff of this note, the Company received a prepayment fee of $3.6 million, which is included in mortgage and other financing income. Additionally, $80 thousand of prepaid mortgage fees were expensed and are included in costs associated with loan refinancing or payoff.

On February 26, 2016, the Company completed the sale of a land parcel at Adelaar for net proceeds of $1.5 million and no gain or loss was recognized.

On April 6, 2016, pursuant to a tenant purchase option, the Company completed the sale of a public charter school located in Colorado for net proceeds of $11.2 million. In connection with this sale, the Company recognized a gain on sale of $2.3 million during the six months ended June 30, 2016.

On April 22, 2016, the Company received prepayment in full on one mortgage note receivable of $44.3 million that was secured by an entertainment retail center located in North Carolina. In conjunction with this payoff, the Company wrote off $335 thousand of prepaid mortgage fees to costs associated with loan refinancing or payoff.

5. Accounts Receivable, Net
The following table summarizes the carrying amounts of accounts receivable, net as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Receivable from tenants	$4,658	$9,999
Receivable from non-tenants	401	353
Straight-line rent receivable	57,858	52,336
Allowance for doubtful accounts	(856)	(3,587)
Total	$62,061	$59,101

6. Investment in a Direct Financing Lease

The Company’s investment in a direct financing lease relates to the Company’s master lease of 20 public charter school properties as of June 30, 2016 and 21 public charter school properties as of December 31, 2015, with affiliates of Imagine Schools, Inc. (Imagine). Investment in a direct financing lease, net represents estimated unguaranteed residual values of leased assets and net unpaid rentals, less related deferred income. The following table summarizes the carrying amounts of investment in a direct financing lease, net as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Total minimum lease payments receivable	$421,262	$439,646
Estimated unguaranteed residual value of leased assets	159,303	162,669
Less deferred income (1)	(392,179)	(411,435)
Investment in a direct financing lease, net	$188,386	$190,880

(1) Deferred income is net of $1.3 million and $1.4 million of initial direct costs at June 30, 2016 and December 31, 2015, respectively.

Additionally, the Company determined that no allowance for losses was necessary at June 30, 2016 and December 31, 2015.

On April 13, 2016, the Company completed the sale of one public charter school property in Georgia with a net carrying value of $4.0 million, which was previously leased to Imagine under the master lease. There was no gain or loss recognized on this sale.

The Company’s direct financing lease has expiration dates ranging from approximately 16 to 19 years. Future minimum rentals receivable on this direct financing lease at June 30, 2016 are as follows (in thousands):

Amount
Year:
2016	$9,786
2017	19,947
2018	20,546
2019	21,162
2020	21,797
Thereafter	328,024
Total	$421,262

7. Debt and Capital Markets

On January 21, 2016, the Company issued 2,250,000 common shares in a registered public offering for a total net proceeds, after the underwriting discount and offering expenses, of approximately $125.0 million. The net proceeds from the public offering were used to pay down the Company's unsecured revolving credit facility.

On February 18, 2016, the Company prepaid in full a mortgage note payable of $4.6 million that was secured by one theatre property. In connection with this note payoff, the Company paid $472 thousand in additional costs included in costs associated with loan refinancing or payoff.

On April 21, 2016, the Company paid in full an unsecured note payable of $1.9 million. Additionally, on May 2, 2016, the Company prepaid in full two mortgage notes payable totaling $24.5 million, which were secured by two theatre properties.

During the three months ended June 30, 2016, the Company issued an aggregate of 258,263 common shares under the direct share purchase component of its Dividend Reinvestment and Direct Share Purchase Plan (DSPP) for total net proceeds of $16.9 million. These proceeds were used to pay down a portion of the Company's unsecured revolving credit facility.

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

Consolidated VIEs
As of June 30, 2016, the Company had invested approximately $4.2 million in one real estate project which is a VIE. This entity does not have any significant assets and liabilities at June 30, 2016 and was established to facilitate the development of a theatre project.

Unconsolidated VIE
At June 30, 2016, the Company’s recorded investment in SVVI, a VIE that is unconsolidated, was $164.7 million. The Company’s maximum exposure to loss associated with SVVI is limited to the Company’s outstanding mortgage note of $164.7 million. While this entity is a VIE, the Company has determined that the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance is not held by the Company.

9. Derivative Instruments

All derivatives are recognized at fair value in the consolidated balance sheets within the line items "Other assets" and "Accounts payable and accrued liabilities" as applicable. The Company's derivatives are subject to a master netting arrangement and the Company has elected not to offset its derivative position for purposes of balance sheet presentation and disclosure. The Company had derivative liabilities of $9.7 million and $5.7 million recorded in “Accounts payable and accrued liabilities” and derivative assets of $31.9 million and $42.2 million recorded in “Other assets” in the consolidated balance sheet at June 30, 2016 and December 31, 2015, respectively. Had the Company elected to offset derivatives in the consolidated balance sheet, the Company would have had a net derivative asset of $22.2 million and $36.5 million (with no derivative liability) at June 30, 2016 and December 31, 2015, respectively.  The Company had not posted or received collateral with its derivative counterparties as of June 30, 2016 or December 31, 2015. See Note 10 for disclosures relating to the fair value of the derivative instruments as of June 30, 2016 and December 31, 2015.

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

As of June 30, 2016, the Company had three interest rate swap agreements to fix the interest rate on $240.0 million of the unsecured term loan facility at 3.78% from January 5, 2016 to July 5, 2017.  Additionally as of June 30, 2016, the Company had two interest rate swap agreements to fix the interest rate at 2.94% on an additional $60.0 million of the unsecured term loan facility from September 8, 2015 to July 5, 2017 and on $300.0 million of the unsecured term loan facility from July 6, 2017 to April 5, 2019.

The effective portion of changes in the fair value of interest rate derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (AOCI) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the six months ended June 30, 2016 and

2015, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness on cash flow hedges was recognized during the six months ended June 30, 2016 and 2015.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of June 30, 2016, the Company estimates that during the twelve months ending June 30, 2017, $5.2 million will be reclassified from AOCI to interest expense.

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

As of June 30, 2016, the Company had a USD-CAD cross-currency swaps with a fixed original notional value of $100.0 million CAD and $98.1 million USD. The net effect of these swaps is to lock in an exchange rate of $1.05 CAD per USD on approximately $13.5 million of annual CAD denominated cash flows on the properties through June 2018.

The effective portion of changes in the fair value of foreign currency derivatives designated and that qualify as cash flow hedges of foreign exchange risk is recorded in AOCI and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative, as well as amounts excluded from the assessment of hedge effectiveness, is recognized directly in earnings. No hedge ineffectiveness on foreign currency derivatives was recognized for the six months ended June 30, 2016 and 2015. As of June 30, 2016, the Company estimates that during the twelve months ending June 30, 2017, $2.4 million of gains will be reclassified from AOCI to other income.

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

For foreign currency derivatives designated as net investment hedges, the effective portion of changes in the fair value of the derivatives are reported in AOCI as part of the cumulative translation adjustment. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness on net investment hedges was recognized for the six months ended June 30, 2016 and 2015. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated.

Below is a summary of the effect of derivative instruments on the consolidated statements of changes in equity and income for the three and six months ended June 30, 2016 and 2015.

Effect of Derivative Instruments on the Consolidated Statements of Changes in Equity and Income for the Three and Six Months Ended June 30, 2016 and 2015 (Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
Description	2016	2015	2016	2015
Interest Rate Swaps
Amount of Loss Recognized in AOCI on Derivative (Effective Portion)	$(1,769)	$(285)	$(6,626)	$(1,787)
Amount of Expense Reclassified from AOCI into Earnings (Effective Portion) (1)	(1,339)	(442)	(2,653)	(885)
Cross Currency Swaps
Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	(88)	(508)	(1,438)	2,554
Amount of Income Reclassified from AOCI into Earnings (Effective Portion) (2)	595	483	1,314	1,029
Currency Forward Agreements
Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	(31)	(1,978)	(7,554)	10,013
Amount of Income Reclassified from AOCI into Earnings (Effective Portion) (2)	—	—	—	—
Total
Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	$(1,888)	$(2,771)	$(15,618)	$10,780
Amount of Income (Expense) Reclassified from AOCI into Earnings (Effective Portion)	(744)	41	(1,339)	144

(1)	Included in "Interest expense, net" in the accompanying consolidated statements of income for the three and six months ended June 30, 2016 and 2015.

(2)	Included in "Other income" in the accompanying consolidated statements of income for the three and six months ended June 30, 2016 and 2015.

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

As of June 30, 2016, the fair value of the Company’s derivatives in a liability position related to these agreements was $9.6 million. If the Company breached any of the contractual provisions of these derivative contracts, it would be required to settle its obligations under the agreements at their termination value, after considering the right of offset, of $1.0 million.

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

Although the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives also use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of June 30, 2016, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives and therefore, classified its derivatives as Level 2 within the fair value reporting hierarchy.

The table below presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 aggregated by the level in the fair value hierarchy within which those measurements are classified and by derivative type.
Assets and Liabilities Measured at Fair Value on a Recurring Basis at June 30, 2016 and December 31, 2015 (Dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets (Liabilities) Balance at end of period
June 30, 2016
Cross-Currency Swaps*	$—	$4,823	$—	$4,823
Currency Forward Agreements*	$—	$27,032	$—	$27,032
Interest Rate Swap Agreements**	$—	$(9,646)	$—	$(9,646)
December 31, 2015:
Cross-Currency Swaps*	$—	$7,575	$—	$7,575
Currency Forward Agreements*	$—	$34,587	$—	$34,587
Interest Rate Swap Agreements**	$—	$(5,674)	$—	$(5,674)
*Included in "Other assets" in the accompanying consolidated balance sheet.
**Included in "Accounts payable and accrued liabilities" in the accompanying consolidated balance sheet.

Non-recurring fair value measurements
There were no assets or liabilities measured at fair value on a non-recurring basis during the six months ended June 30, 2016 and 2015.

Fair Value of Financial Instruments
Management compares the carrying value to the estimated fair value of the Company’s financial instruments. The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instruments at June 30, 2016 and December 31, 2015:

Mortgage notes receivable and related accrued interest receivable:
The fair value of the Company’s mortgage notes and related accrued interest receivable is estimated by discounting the future cash flows of each instrument using current market rates. At June 30, 2016, the Company had a carrying value of $424.9 million in fixed rate mortgage notes receivable outstanding, including related accrued interest, with a weighted average interest rate of approximately 9.33%. The fixed rate mortgage notes bear interest at rates of 5.50% to 11.31%. Discounting the future cash flows for fixed rate mortgage notes receivable using rates of 8.00% to 11.31%, management estimates the fair value of the fixed rate mortgage notes receivable to be approximately $417.9 million with an estimated weighted average market rate of 10.02% at June 30, 2016.

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

Investment in a direct financing lease, net:
The fair value of the Company’s investment in a direct financing lease is estimated by discounting the future cash flows of the instrument using current market rates. At June 30, 2016 and December 31, 2015, the Company had an investment in a direct financing lease with a carrying value of $188.4 million and $190.9 million, respectively, and a weighted average effective interest rate of 12.00% for both periods. The investment in a direct financing lease bears interest at effective interest rates of 11.74% to 12.38%. The carrying value of the investment in a direct financing lease approximated the fair market value at June 30, 2016 and December 31, 2015.

Derivative instruments:
Derivative instruments are carried at their fair market value.

Debt instruments:
The fair value of the Company's debt is estimated by discounting the future cash flows of each instrument using current market rates. At June 30, 2016, the Company had a carrying value of $722.0 million in variable rate debt outstanding with a weighted average interest rate of approximately 2.46%. The carrying value of the variable rate debt outstanding approximated the fair market value at June 30, 2016.

At December 31, 2015, the Company had a carrying value of $571.0 million in variable rate debt outstanding with an average weighted interest rate of approximately 1.65%. The carrying value of the variable rate debt outstanding approximated the fair market value at December 31, 2015.

At June 30, 2016 and December 31, 2015, $300.0 million of variable rate debt outstanding under the Company's unsecured term loan facility had been effectively converted to a fixed rate through April 5, 2019 by interest rate swap agreements.

At June 30, 2016, the Company had a carrying value of $1.39 billion in fixed rate long-term debt outstanding with a weighted average interest rate of approximately 5.65%. Discounting the future cash flows for fixed rate debt using rates of 3.13% to 4.60%, management estimates the fair value of the fixed rate debt to be approximately $1.53 billion with an estimated weighted average market rate of 3.90% at June 30, 2016.

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

11. Earnings Per Share

The following table summarizes the Company’s computation of basic and diluted earnings per share (EPS) for the three and six months ended June 30, 2016 and 2015 (amounts in thousands except per share information):

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	Income (numerator)	Shares (denominator)	Per Share Amount	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Income from continuing operations	$55,135			$109,315
Less: preferred dividend requirements	(5,952)			(11,904)
Net income available to common shareholders	$49,183	63,592	$0.77	$97,411	63,128	$1.54
Diluted EPS:
Income from continuing operations available to common shareholders	$49,183	63,592		$97,411	63,128
Effect of dilutive securities:
Share options	—	86		—	85
Net income available to common shareholders	$49,183	63,678	$0.77	$97,411	63,213	$1.54

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Income (numerator)	Shares (denominator)	Per Share Amount	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Income from continuing operations	$48,698			$91,529
Less: preferred dividend requirements	(5,952)			(11,904)
Income from continuing operations available to common shareholders	$42,746	57,200	$0.75	$79,625	57,156	$1.39
Income from discontinued operations available to common shareholders	$68	57,200	$—	$58	57,156	$—
Net income available to common shareholders	$42,814	57,200	$0.75	$79,683	57,156	$1.39
Diluted EPS:
Income from continuing operations available to common shareholders	$42,746	57,200		$79,625	57,156
Effect of dilutive securities:
Share options	—	246		—	252
Income from continuing operations available to common shareholders	$42,746	57,446	$0.75	$79,625	57,408	$1.39
Income from discontinued operations available to common shareholders	$68	57,446	$—	$58	57,408	$—
Net income available to common shareholders	$42,814	57,446	$0.75	$79,683	57,408	$1.39

The additional 2.0 million common shares that would result from the conversion of the Company’s 5.75% Series C cumulative convertible preferred shares and the additional 1.6 million common shares that would result from the conversion of the Company’s 9.0% Series E cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted earnings per share for the three and six months ended June 30, 2016 and 2015 because the effect is anti-dilutive.

The dilutive effect of potential common shares from the exercise of share options is included in diluted earnings per share for the three and six months ended June 30, 2016 and 2015. For the three months ended June 30, 2016 and 2015, options to purchase 84 thousand and 313 thousand shares of common shares, respectively, at a per share price of $61.79 for the three months ended June 30, 2016 and per share prices ranging from $51.64 to $65.50 for the three months ended June 30, 2015, were not included in the computation of diluted earnings per share because the options were anti-dilutive. For the six months ended June 30, 2016 and 2015, options to purchase 85 thousand and 312 thousand shares of common shares, respectively, at a per share price of $61.79 for the six months ended June 30, 2016 and per share prices ranging from $51.64 to $65.50 for the six months ended June 30, 2015, were not included in the computation of diluted earnings per share because the options were anti-dilutive.

12. Equity Incentive Plan

All grants of common shares and options to purchase common shares were issued under the Company's 2007 Equity Incentive Plan prior to May 12, 2016 and under the 2016 Equity Incentive Plan on and after May 12, 2016. Under the 2016 Equity Incentive Plan, an aggregate of 1,950,000 common shares, options to purchase common shares and restricted share units, subject to adjustment in the event of certain capital events, may be granted. At June 30, 2016, there were 1,950,000 shares available for grant under the 2016 Equity Incentive Plan.

Share Options

Share options granted under the 2007 Equity Incentive Plan and the 2016 Equity Incentive Plan have exercise prices equal to the fair market value of a common share at the date of grant. The options may be granted for any reasonable term, not to exceed 10 years, and for employees typically become exercisable at a rate of 25% per year over a four-year period. The Company generally issues new common shares upon option exercise. A summary of the Company’s share option activity and related information is as follows:

	Number of options	Option price per share			Weighted avg. exercise price
Outstanding at December 31, 2015	516,305	$19.02	—	$65.50	$48.42
Exercised	(128,027)	19.41	—	65.50	38.13
Outstanding at June 30, 2016	388,278	$19.02	—	$65.50	$51.81
There were no options granted during the six months ended June 30, 2016. The weighted average fair value of options granted was $16.35 during the six months ended June 30, 2015. The intrinsic value of stock options exercised was $3.4 million and $0.3 million for the six months ended June 30, 2016 and 2015, respectively. Additionally, the Company repurchased 86,337 shares into treasury shares in conjunction with the stock options exercised during the six months ended June 30, 2016 with a total value of $5.6 million. At June 30, 2016, stock-option expense to be recognized in future periods was $1.4 million.

The expense related to share options included in the determination of net income for the six months ended June 30, 2016 and 2015 was $0.5 million and $1.9 million (including $1.4 million included in retirement severance expense in the accompanying consolidated statements of income), respectively. The following assumptions were used in applying the Black-Scholes option pricing model at the grant dates for the six months ended June 30, 2015: risk-free interest rate of 1.9%, dividend yield of 5.9%, volatility factors in the expected market price of the Company’s common shares of 48.0%, 0.78% expected forfeiture rate and an expected life of approximately six years. The Company uses historical data to estimate the expected life of the option and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Additionally, expected volatility is computed based on the average historical volatility of the Company’s publicly traded shares.
The following table summarizes outstanding options at June 30, 2016:

Exercise price range	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)
$ 19.02 - 19.99	11,097	2.9
20.00 - 29.99	—	—
30.00 - 39.99	1,428	3.5
40.00 - 49.99	160,251	4.8
50.00 - 59.99	100,820	7.2
60.00 - 65.50	114,682	6.7
	388,278	5.9	$51.81	$11,210
The following table summarizes exercisable options at June 30, 2016:

Exercise price range	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)
$ 19.02 - 19.99	11,097	2.9
20.00 - 29.99	—	—
30.00 - 39.99	1,428	3.5
40.00 - 49.99	145,971	4.6
50.00 - 59.99	48,679	6.9
60.00 - 65.50	48,697	4.0
	255,872	4.8	$49.48	$7,982

Nonvested Shares
A summary of the Company’s nonvested share activity and related information is as follows:

	Number of shares	Weighted avg. grant date fair value	Weighted avg. life remaining
Outstanding at December 31, 2015	390,441	$54.84
Granted	300,752	61.53
Vested	(156,767)	52.73
Forfeited	—	—
Outstanding at June 30, 2016	534,426	$59.22	1.52
The holders of nonvested shares have voting rights and receive dividends from the date of grant. These shares vest ratably over a period of three to four years. The fair value of the nonvested shares that vested was $9.2 million and $17.1 million (including $6.7 million in retirement severance expense in the accompanying consolidated statements of income) for the six months ended June 30, 2016 and 2015, respectively. At June 30, 2016, unamortized share-based compensation expense related to nonvested shares was $21.8 million.

Restricted Share Units
A summary of the Company’s restricted share unit activity and related information is as follows:

	Number of shares	Weighted avg. grant date fair value	Weighted avg. life remaining
Outstanding at December 31, 2015	18,036	$57.57
Granted	15,805	70.93
Vested	(18,036)	57.57
Outstanding at June 30, 2016	15,805	$70.93	0.86

The holders of restricted share units receive dividend equivalents from the date of grant. The share units vest upon the earlier of the day preceding the next annual meeting of shareholders or a change of control. The settlement date for the shares is selected by the non-employee Trustee, and ranges from one year from the grant date to upon termination of service. At June 30, 2016, unamortized share-based compensation expense related to restricted share units was $934 thousand.

13. Other Commitments and Contingencies

As of June 30, 2016, the Company had an aggregate of approximately $340.0 million of commitments to fund development projects including 16 entertainment development projects for which it had commitments to fund approximately $77.3 million, 25 education development projects for which it had commitments to fund approximately $192.8 million, and seven recreation development projects for which it had commitments to fund approximately $69.9 million. Development costs are advanced by the Company in periodic draws. If the Company determines that construction is not being completed in accordance with the terms of the development agreement, it can discontinue funding construction draws. The Company has agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

Additionally as of June 30, 2016, the Company had a commitment to fund approximately $120.0 million over the next three years, of which none has been funded, to complete an indoor waterpark hotel and adventure park at the Adelaar casino and resort project in Sullivan County, New York. The Company is also responsible for the construction of the casino and resort project common infrastructure. In June 2016, the Sullivan County Infrastructure Local Development Corporation issued $110.0 million of Series 2016 Revenue Bonds which is expected to fund a substantial portion of such construction costs. The Company received an initial reimbursement of $43.4 million of construction costs and expects to receive an additional $44.9 million of reimbursements over the balance of the construction period. Construction of infrastructure improvements is expected to be completed in 2017.

The Company has certain commitments related to its mortgage note investments that it may be required to fund in the future. The Company is generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of June 30, 2016, the Company had four mortgage notes receivable with commitments totaling approximately $14.3 million. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

The Company has provided guarantees of the payment of certain economic development revenue bonds totaling $22.9 million related to two theatres in Louisiana for which the Company earns a fee at annual rates of 2.88% to 4.00% over the 30-year terms of the related bonds. The Company recorded $9.6 million as a deferred asset included in other assets and $9.6 million included in other liabilities in the accompanying consolidated balance sheet as of June 30, 2016 related to these guarantees. No amounts have been accrued as a loss contingency related to these guarantees because payment by the Company is not probable.

In connection with construction of its development projects and related infrastructure, certain public agencies require posting of surety bonds to guarantee that the Company's obligations are satisfied. These bonds expire upon the completion of the improvements or infrastructure. As of June 30, 2016, the Company had three surety bonds outstanding totaling $21.7 million.

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

The second case was filed on October 20, 2011 by the Cappelli Group against the Company and two of its affiliates in the Supreme Court of the State of New York, County of Westchester (Westchester Action), asserting a claim for breach of contract and the implied covenant of good faith, and seeking damages of at least $800 million, based on the same allegations as in the action the Cappelli Group filed in Sullivan County Supreme Court. The Company moved to dismiss the Amended Complaint in Westchester County based on the Sullivan County Supreme Court’s June 30, 2014 decision (which has now been affirmed). On January 26, 2016, the Westchester County Supreme Court denied the Company's motion to dismiss but ordered the Cappelli Group to amend its pleading and remove all claims and allegations previously determined by the Sullivan County case (discussed above). On February 18, 2016, the Cappelli Group revised their amended complaint, which the Company believes remains deficient. On March 23, 2016, the Company filed with the Westchester County Supreme Court a motion to dismiss the Cappelli Group’s revised amended complaint. The motion is currently pending.

The third case was filed with the United States District Court for the Southern District of New York (the District Court) by Concord Associates L.P. and six other companies affiliated with Mr. Cappelli against the Company and certain of its subsidiaries, Empire Resorts, Inc. and Monticello Raceway Management, Inc. (collectively, Empire), and Kien Huat Realty III Limited and Genting New York LLC (collectively, Genting). The complaint alleged, among other things, that the Company had conspired with Empire to monopolize the racing and gaming market in the Catskills by entering into exclusivity and development agreements to develop a comprehensive resort destination in Sullivan County, New York. The plaintiffs were seeking $500 million in damages (trebled to $1.5 billion under antitrust law), punitive damages, and injunctive relief. On September 18, 2013, the District Court dismissed the complaint filed. Specifically, the District Court dismissed plaintiffs’ federal antitrust claims against all defendants with prejudice, and dismissed the pendent state law claims against Empire and Genting without prejudice, meaning they could be further pursued in state court. On October 2, 2013, the plaintiffs filed a motion for reconsideration with the District Court, seeking permission to file a Second Amended Complaint, and soon after filed a Notice of Appeal. The District Court denied the motion for reconsideration in an Opinion and Order dated November 3, 2014, and the plaintiffs perfected their appeal in the Second Circuit on or about December 17, 2014. On March 18, 2016, the Second Circuit affirmed the District Court’s dismissal of the case in favor of the Company, Empire and Genting. The plaintiffs did not file a writ of certiorari seeking review by the Supreme Court of the United States within the required time period. As a result, this case is now closed.

The Company has not determined that losses related to the remaining Westchester Action are probable. In light of the inherent difficulty of predicting the outcome of litigation generally, the Company does not have sufficient information to determine the amount or range of reasonably possible loss with respect to these matters. The Company’s assessments are based on estimates and assumptions that have been deemed reasonable by management, but that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause the Company to change those estimates and assumptions. The Company intends to vigorously defend the claims asserted against the Company and certain of its subsidiaries by the Cappelli Group and its affiliates, for which the Company believes it has meritorious defenses, but there can be no assurances as to the outcome of the claims and related litigation.

14. Segment Information

The Company groups investments into four reportable operating segments: Entertainment, Education, Recreation and Other. The financial information summarized below is presented by reportable operating segment:

Balance Sheet Data:
	As of June 30, 2016
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Total Assets	$2,112,267	$1,102,309	$1,014,430	$180,363	$50,855	$4,460,224

	As of December 31, 2015
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Total Assets	$2,006,926	$1,013,930	$935,266	$203,757	$57,391	$4,217,270

Operating Data:
	Three Months Ended June 30, 2016
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Rental revenue	$61,258	$17,717	$14,789	$2,291	$—	$96,055
Tenant reimbursements	3,891	—	—	—	—	3,891
Other income	210	—	1,321	—	595	2,126
Mortgage and other financing income	1,481	7,178	7,268	34	—	15,961
Total revenue	66,840	24,895	23,378	2,325	595	118,033

Property operating expense	5,335	—	—	103	142	5,580
Total investment expenses	5,335	—	—	103	142	5,580
Net operating income - before unallocated items	61,505	24,895	23,378	2,222	453	112,453

Reconciliation to Consolidated Statements of Income:
General and administrative expense						(9,000)
Costs associated with loan refinancing or payoff						(339)
Interest expense, net						(22,756)
Transaction costs						(1,490)
Depreciation and amortization						(25,666)
Equity in income from joint ventures						86
Gain on sale of real estate						2,270
Income tax expense						(423)
Net income attributable to EPR Properties						55,135
Preferred dividend requirements						(5,952)
Net income available to common shareholders of EPR Properties						$49,183

	Three Months Ended June 30, 2015
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Rental revenue	$59,829	$10,803	$7,228	$—	$—	$77,860
Tenant reimbursements	3,965	—	—	—	—	3,965
Other income	501	—	—	63	584	1,148
Mortgage and other financing income	1,782	7,793	8,613	97	—	18,285
Total revenue	66,077	18,596	15,841	160	584	101,258

Property operating expense	5,692	—	—	78	—	5,770
Other expense	—	—	—	210	—	210
Total investment expenses	5,692	—	—	288	—	5,980
Net operating income - before unallocated items	60,385	18,596	15,841	(128)	584	95,278

Reconciliation to Consolidated Statements of Income:
General and administrative expense						(7,756)
Costs associated with loan refinancing or payoff						(243)
Interest expense, net						(20,007)
Transaction costs						(4,429)
Depreciation and amortization						(21,849)
Equity in income from joint ventures						198
Income tax benefit						7,506
Discontinued operations:
Income from discontinued operations						68
Net income attributable to EPR Properties						48,766
Preferred dividend requirements						(5,952)
Net income available to common shareholders of EPR Properties						$42,814

	Six Months Ended June 30, 2016
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Rental revenue	$121,396	$34,897	$29,485	$4,055	$—	$189,833
Tenant reimbursements	7,754	2	—	—	—	7,756
Other income	214	—	1,810	—	1,312	3,336
Mortgage and other financing income	3,633	17,909	14,266	68	—	35,876
Total revenue	132,997	52,808	45,561	4,123	1,312	236,801

Property operating expense	10,587	—	8	186	280	11,061
Other expense	—	—	—	5	—	5
Total investment expenses	10,587	—	8	191	280	11,066
Net operating income - before unallocated items	122,410	52,808	45,553	3,932	1,032	225,735

Reconciliation to Consolidated Statements of Income:
General and administrative expense						(18,218)
Costs associated with loan refinancing or payoff						(891)
Interest expense, net						(46,045)
Transaction costs						(1,934)
Depreciation and amortization						(51,621)
Equity in income from joint ventures						298
Gain on sale of real estate						2,270
Income tax expense						(279)
Net income attributable to EPR Properties						109,315
Preferred dividend requirements						(11,904)
Net income available to common shareholders of EPR Properties						$97,411

	Six Months Ended June 30, 2015
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Rental revenue	$119,770	$20,897	$13,933	$—	$—	$154,600
Tenant reimbursements	8,291	—	—	(23)	—	8,268
Other income	503	—	—	63	1,132	1,698
Mortgage and other financing income	3,564	15,577	16,794	193	—	36,128
Total revenue	132,128	36,474	30,727	233	1,132	200,694

Property operating expense	11,986	—	—	141	—	12,127
Other expense	—	—	—	312	—	312
Total investment expenses	11,986	—	—	453	—	12,439
Net operating income - before unallocated items	120,142	36,474	30,727	(220)	1,132	188,255

Reconciliation to Consolidated Statements of Income:
General and administrative expense						(15,438)
Retirement severance expense						(18,578)
Costs associated with loan refinancing or payoff						(243)
Interest expense, net						(38,594)
Transaction costs						(6,035)
Depreciation and amortization						(41,204)
Equity in income from joint ventures						362
Gain on sale of real estate						23,924
Income tax expense						(920)
Discontinued operations:
Income from discontinued operations						58
Net income attributable to EPR Properties						91,587
Preferred dividend requirements						(11,904)
Net income available to common shareholders of EPR Properties						$79,683

15. Condensed Consolidating Financial Statements

A portion of the Company's subsidiaries have guaranteed the Company’s indebtedness under the Company's unsecured senior notes and combined unsecured revolving credit and term loan facility. The guarantees are joint and several, full and unconditional and subject to customary release provisions. The following summarizes the Company’s condensed consolidating information as of June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016 and 2015 (in thousands):
Condensed Consolidating Balance Sheet As of June 30, 2016

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets
Rental properties, net	$—	$2,851,873	$479,908	$—	$3,331,781
Land held for development	—	1,258	21,272	—	22,530
Property under development	25	258,473	43,107	—	301,605
Mortgage notes and related accrued interest receivable	—	422,175	2,700	—	424,875
Investment in a direct financing lease, net	—	188,386	—	—	188,386
Investment in joint ventures	—	—	5,955	—	5,955
Cash and cash equivalents	4,574	927	2,961	—	8,462
Restricted cash	460	14,640	1,514	—	16,614
Accounts receivable, net	424	51,356	10,281	—	62,061
Intercompany notes receivable	—	175,757	—	(175,757)	—
Investments in subsidiaries	4,099,500	—	—	(4,099,500)	—
Other assets	23,234	20,920	53,801	—	97,955
Total assets	$4,128,217	$3,985,765	$621,499	$(4,275,257)	$4,460,224
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$51,919	$35,930	$3,281	$—	$91,130
Dividends payable	26,312	—	—	—	26,312
Unearned rents and interest	—	49,040	758	—	49,798
Intercompany notes payable	—	—	175,757	(175,757)	—
Debt	1,855,267	—	242,998	—	2,098,265
Total liabilities	1,933,498	84,970	422,794	(175,757)	2,265,505
Total equity	2,194,719	3,900,795	198,705	(4,099,500)	2,194,719
Total liabilities and equity	$4,128,217	$3,985,765	$621,499	$(4,275,257)	$4,460,224

Condensed Consolidating Balance Sheet As of December 31, 2015

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets
Rental properties, net	$—	$2,546,267	$478,932	$—	$3,025,199
Land held for development	—	1,258	22,352	—	23,610
Property under development	—	324,360	54,560	—	378,920
Mortgage notes and related accrued interest receivable	—	400,935	22,845	—	423,780
Investment in a direct financing lease, net	—	190,880	—	—	190,880
Investment in joint ventures	—	—	6,168	—	6,168
Cash and cash equivalents	1,089	946	2,248	—	4,283
Restricted cash	475	8,571	1,532	—	10,578
Accounts receivable, net	285	47,921	10,895	—	59,101
Intercompany notes receivable	—	175,757	—	(175,757)	—
Investments in subsidiaries	3,825,897	—	—	(3,825,897)	—
Other assets	23,053	10,607	61,091	—	94,751
Total assets	$3,850,799	$3,707,502	$660,623	$(4,001,654)	$4,217,270
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$49,671	$39,033	$3,474	$—	$92,178
Dividends payable	24,352	—	—	—	24,352
Unearned rents and interest	—	44,012	940	—	44,952
Intercompany notes payable	—	—	175,757	(175,757)	—
Debt	1,702,908	24,742	254,270	—	1,981,920
Total liabilities	1,776,931	107,787	434,441	(175,757)	2,143,402
Total equity	2,073,868	3,599,715	226,182	(3,825,897)	2,073,868
Total liabilities and equity	$3,850,799	$3,707,502	$660,623	$(4,001,654)	$4,217,270

Condensed Consolidating Statement of Income Three Months Ended June 30, 2016

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Rental revenue	$—	$80,658	$15,397	$—	$96,055
Tenant reimbursements	—	1,372	2,519	—	3,891
Other income	—	1,329	797	—	2,126
Mortgage and other financing income	212	15,659	90	—	15,961
Intercompany fee income	688	—	—	(688)	—
Interest income on intercompany notes receivable	—	2,453	—	(2,453)	—
Total revenue	900	101,471	18,803	(3,141)	118,033
Equity in subsidiaries’ earnings	78,883	—	—	(78,883)	—
Property operating expense	—	2,554	3,026	—	5,580
Intercompany fee expense	—	—	688	(688)	—
General and administrative expense	—	7,588	1,412	—	9,000
Costs associated with loan refinancing or payoff	—	339	—	—	339
Interest expense, net	22,437	(2,553)	2,872	—	22,756
Interest expense on intercompany notes payable	—	—	2,453	(2,453)	—
Transaction costs	1,394	—	96	—	1,490
Depreciation and amortization	446	21,397	3,823	—	25,666
Income before equity in income from joint ventures and other items	55,506	72,146	4,433	(78,883)	53,202
Equity in income from joint ventures	—	—	86	—	86
Gain on sale of real estate	—	2,270	—	—	2,270
Income before income taxes	55,506	74,416	4,519	(78,883)	55,558
Income tax expense	(371)	—	(52)	—	(423)
Net income attributable to EPR Properties	55,135	74,416	4,467	(78,883)	55,135
Preferred dividend requirements	(5,952)	—	—	—	(5,952)
Net income available to common shareholders of EPR Properties	$49,183	$74,416	$4,467	$(78,883)	$49,183
Comprehensive income attributable to EPR Properties	$54,912	$74,416	$4,673	$(79,089)	$54,912

Condensed Consolidating Statement of Income Three Months Ended June 30, 2015

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Rental revenue	$—	$61,970	$15,890	$—	$77,860
Tenant reimbursements	—	1,265	2,700	—	3,965
Other income	—	1	1,147	—	1,148
Mortgage and other financing income	212	15,175	2,898	—	18,285
Intercompany fee income	708	—	—	(708)	—
Interest income on intercompany notes receivable	—	2,558	—	(2,558)	—
Total revenue	920	80,969	22,635	(3,266)	101,258
Equity in subsidiaries’ earnings	73,172	—	—	(73,172)	—
Property operating expense	—	2,702	3,068	—	5,770
Intercompany fee expense	—	—	708	(708)	—
Other expense	—	—	210	—	210
General and administrative expense	—	6,037	1,719	—	7,756
Costs associated with loan refinancing or payoff	243	—	—	—	243
Interest expense, net	19,824	(2,884)	3,067	—	20,007
Interest expense on intercompany notes payable	—	—	2,558	(2,558)	—
Transaction costs	4,238	—	191	—	4,429
Depreciation and amortization	386	17,859	3,604	—	21,849
Income before equity in income from joint ventures and other items	49,401	57,255	7,510	(73,172)	40,994
Equity in income from joint ventures	—	—	198	—	198
Income before income taxes	49,401	57,255	7,708	(73,172)	41,192
Income tax benefit (expense)	(635)	—	8,141	—	7,506
Income from continuing operations	48,766	57,255	15,849	(73,172)	48,698
Discontinued operations:
Income from discontinued operations	—	68	—	—	68
Net income attributable to EPR Properties	48,766	57,323	15,849	(73,172)	48,766
Preferred dividend requirements	(5,952)	—	—	—	(5,952)
Net income available to common shareholders of EPR Properties	$42,814	$57,323	$15,849	$(73,172)	$42,814
Comprehensive income attributable to EPR Properties	$48,344	$57,323	$15,270	$(72,593)	$48,344

Condensed Consolidating Statement of Income Six Months Ended June 30, 2016

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Rental revenue	$—	$159,252	$30,581	$—	$189,833
Tenant reimbursements	—	2,721	5,035	—	7,756
Other income	—	1,820	1,516	—	3,336
Mortgage and other financing income	424	31,678	3,774	—	35,876
Intercompany fee income	1,341	—	—	(1,341)	—
Interest income on intercompany notes receivable	—	4,789	—	(4,789)	—
Total revenue	1,765	200,260	40,906	(6,130)	236,801
Equity in subsidiaries’ earnings	155,670	—	—	(155,670)	—
Property operating expense	—	5,215	5,846	—	11,061
Intercompany fee expense	—	—	1,341	(1,341)	—
Other expense	—	—	5	—	5
General and administrative expense	—	15,118	3,100	—	18,218
Costs associated with loan refinancing	—	339	552	—	891
Interest expense, net	44,627	(4,404)	5,822	—	46,045
Interest expense on intercompany notes payable	—	—	4,789	(4,789)	—
Transaction costs	1,837	—	97	—	1,934
Depreciation and amortization	889	43,194	7,538	—	51,621
Income before equity in income from joint ventures and other items	110,082	140,798	11,816	(155,670)	107,026
Equity in income from joint ventures	—	—	298	—	298
Gain on sale of real estate	—	2,270	—	—	2,270
Income before income taxes	110,082	143,068	12,114	(155,670)	109,594
Income tax benefit (expense)	(767)	—	488	—	(279)
Net income attributable to EPR Properties	109,315	143,068	12,602	(155,670)	109,315
Preferred dividend requirements	(11,904)	—	—	—	(11,904)
Net income available to common shareholders of EPR Properties	$97,411	$143,068	$12,602	$(155,670)	$97,411
Comprehensive income attributable to EPR Properties	$107,178	$143,068	$14,437	$(157,505)	$107,178

Condensed Consolidating Statement of Income Six Months Ended June 30, 2015

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Rental revenue	$—	$122,633	$31,967	$—	$154,600
Tenant reimbursements	—	2,674	5,594	—	8,268
Other income	—	2	1,696	—	1,698
Mortgage and other financing income	424	30,304	5,400	—	36,128
Intercompany fee income	1,397	—	—	(1,397)	—
Interest income on intercompany notes receivable	111	4,949	—	(5,060)	—
Total revenue	1,932	160,562	44,657	(6,457)	200,694
Equity in subsidiaries’ earnings	152,312	—	—	(152,312)	—
Property operating expense	—	5,776	6,351	—	12,127
Intercompany fee expense	—	—	1,397	(1,397)	—
Other expense	—	—	312	—	312
General and administrative expense	—	12,034	3,404	—	15,438
Retirement severance expense	18,578	—	—	—	18,578
Costs associated with loan refinancing or payoff	243	—	—	—	243
Interest expense, net	36,184	(3,739)	6,149	—	38,594
Interest expense on intercompany notes payable	—	—	5,060	(5,060)	—
Transaction costs	5,736	—	299	—	6,035
Depreciation and amortization	778	33,203	7,223	—	41,204
Income before equity in income from joint ventures and other items	92,725	113,288	14,462	(152,312)	68,163
Equity in income from joint ventures	—	—	362	—	362
Gain on sale of real estate	—	23,748	176	—	23,924
Income before income taxes	92,725	137,036	15,000	(152,312)	92,449
Income tax benefit (expense)	(1,138)	—	218	—	(920)
Income from continuing operations	91,587	137,036	15,218	(152,312)	91,529
Discontinued operations:
Income from discontinued operations	—	58	—	—	58
Net income attributable to EPR Properties	91,587	137,094	15,218	(152,312)	91,587
Preferred dividend requirements	(11,904)	—	—	—	(11,904)
Net income available to common shareholders of EPR Properties	$79,683	$137,094	$15,218	$(152,312)	$79,683
Comprehensive income attributable to EPR Properties	$87,311	$137,047	$11,890	$(148,937)	$87,311

Condensed Consolidating Statement of Cash Flows Six Months Ended June 30, 2016

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Intercompany fee income (expense)	$1,341	$—	$(1,341)	$—
Interest income (expense) on intercompany receivable/payable	—	4,789	(4,789)	—
Net cash provided (used) by other operating activities	(43,623)	169,576	26,579	152,532
Net cash provided (used) by operating activities	(42,282)	174,365	20,449	152,532
Investing activities:
Acquisition of rental properties and other assets	(107)	(138,578)	(103)	(138,788)
Proceeds from sale of real estate	—	11,652	1,477	13,129
Investment in mortgage notes receivable	—	(65,508)	—	(65,508)
Proceeds from mortgage note receivable paydown	—	44,365	19,320	63,685
Proceeds from sale of infrastructure related to issuance of revenue bonds	—	43,462	—	43,462
Proceeds from insurance recovery	—	1,810	401	2,211
Proceeds from sale of investments in a direct financing lease, net	—	825	—	825
Additions to property under development	(25)	(184,213)	(2,978)	(187,216)
Advances to subsidiaries, net	(110,593)	136,555	(25,962)	—
Net cash used by investing activities	(110,725)	(149,630)	(7,845)	(268,200)
Financing activities:
Proceeds from long-term debt facilities	318,000	—	—	318,000
Principal payments on long-term debt	(167,000)	(24,754)	(11,362)	(203,116)
Deferred financing fees paid	(161)	—	(8)	(169)
Costs associated with loan refinancing or payoff (cash portion)	—	—	(472)	(472)
Net proceeds from issuance of common shares	142,279	—	—	142,279
Impact of stock option exercises, net	(717)	—	—	(717)
Purchase of common shares for treasury for vesting	(4,208)	—	—	(4,208)
Dividends paid to shareholders	(131,701)	—	—	(131,701)
Net cash provided (used) by financing activities	156,492	(24,754)	(11,842)	119,896
Effect of exchange rate changes on cash	—	—	(49)	(49)
Net increase (decrease) in cash and cash equivalents	3,485	(19)	713	4,179
Cash and cash equivalents at beginning of the period	1,089	946	2,248	4,283
Cash and cash equivalents at end of the period	$4,574	$927	$2,961	$8,462

Condensed Consolidating Statement of Cash Flows Six Months Ended June 30, 2015

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Intercompany fee income (expense)	$1,397	$—	$(1,397)	$—
Interest income (expense) on intercompany receivable/payable	111	4,949	(5,060)	—
Net cash provided (used) by other operating activities	(52,121)	141,186	30,816	119,881
Net cash provided (used) by operating activities of continuing operations	(50,613)	146,135	24,359	119,881
Net cash provided by operating activities of discontinued operations	—	526	—	526
Net cash provided (used) by operating activities	(50,613)	146,661	24,359	120,407
Investing activities:
Acquisition of rental properties and other assets	(280)	(92,932)	(9)	(93,221)
Proceeds from sale of real estate	—	42,709	1,081	43,790
Investment in mortgage note receivable	—	(5,541)	(30,048)	(35,589)
Proceeds from mortgage note receivable paydown	—	308	—	308
Proceeds from sale of investments in a direct financing lease, net	—	4,741	—	4,741
Additions to property under development	(4)	(196,096)	(10,855)	(206,955)
Advances to subsidiaries, net	(216,606)	195,583	21,023	—
Net cash used by investing activities	(216,890)	(51,228)	(18,808)	(286,926)
Financing activities:
Proceeds from long-term debt facilities	403,914	155,000	—	558,914
Principal payments on long-term debt	(5,000)	(249,898)	(4,761)	(259,659)
Deferred financing fees paid	(6,848)	(6)	—	(6,854)
Net proceeds from issuance of common shares	240	—	—	240
Impact of stock option exercises, net	(35)	—	—	(35)
Purchase of common shares for treasury for vesting	(8,223)	—	—	(8,223)
Dividends paid to shareholders	(114,600)	—	—	(114,600)
Net cash provided (used) by financing activities	269,448	(94,904)	(4,761)	169,783
Effect of exchange rate changes on cash	—	(17)	(437)	(454)
Net increase in cash and cash equivalents	1,945	512	353	2,810
Cash and cash equivalents at beginning of the period	(1,234)	1,837	2,733	3,336
Cash and cash equivalents at end of the period	$711	$2,349	$3,086	$6,146

16. Subsequent Events

Subsequent to June 30, 2016, the Company entered into a note purchase agreement with certain institutional investors dated August 1, 2016, pursuant to which the Company agreed to issue $340.0 million of senior unsecured notes in a private placement transaction to close on August 22, 2016.  The notes will be issued in two tranches with $148.0 million bearing interest at 4.35% and due August 22, 2024, and $192.0 million bearing interest at 4.56% and due August 22, 2026.  The notes will be guaranteed by the Company's subsidiaries that guarantee the Company's bank credit agreement and existing senior unsecured notes.

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

Overview

Business

Our principal business objective is to enhance shareholder value by achieving predictable and increasing Funds From Operations ("FFO") and dividends per share. Our prevailing strategy is to focus on long-term investments in a limited number of categories in which we maintain a depth of knowledge and relationships, and which we believe offer sustained performance throughout all economic cycles. Our investment portfolio includes ownership of and long-term mortgages on entertainment, education and recreation properties. Substantially all of our owned single-tenant properties are leased pursuant to long-term, triple net leases, under which the tenants typically pay all operating expenses of the property. Tenants at our owned multi-tenant properties are typically required to pay common area maintenance charges to reimburse us for their pro-rata portion of these costs.

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

As of June 30, 2016, our total assets were approximately $4.5 billion (after accumulated depreciation of approximately $0.6 billion) which included investments in each of our four operating segments with properties located in 37 states, the District of Columbia and Ontario, Canada.

•
Our Entertainment segment included investments in 138 megaplex theatre properties, eight entertainment retail centers (which include eight additional megaplex theatre properties) and eight family entertainment centers. Our portfolio of owned entertainment properties consisted of 12.4 million square feet and was 98% leased, including megaplex theatres that were 100% leased. At June 30, 2016, there were seven development or redevelopment projects under construction in our Entertainment segment.

•
Our Education segment included investments in 69 public charter school properties, three private schools and 21 early education centers. Our portfolio of owned education properties consisted of 4.5 million square feet and was 100% leased. At June 30, 2016, there were 26 development projects under construction in our Education segment.

•
Our Recreation segment included investments in 11 metro ski parks, five waterparks and 20 golf entertainment complexes. Our portfolio of owned recreation properties was 100% leased. At June 30, 2016, there were ten development projects under construction in our Recreation segment.

•	Our Other segment consisted primarily of land under lease, property under development and land held for development related to the Adelaar casino and resort project in Sullivan County, New York.

The combined owned portfolio consisted of 19.0 million square feet and was 99% leased. As of June 30, 2016, we had a total of approximately $301.6 million invested in property under development.

Our total investments (a non-GAAP financial measure) were approximately $4.9 billion at June 30, 2016. We define total investments as the sum of the carrying values of rental properties and rental properties held for sale (before accumulated depreciation), land held for development, property under development, mortgage notes receivable (including related accrued interest receivable), net, investment in a direct financing lease, net, investment in joint ventures, intangible assets (before accumulated amortization) and notes receivable and related accrued interest receivable. Total investments is a non-GAAP financial measure. See "Non-GAAP Financial Measures" for the calculation of total investments and reconciliation of total investments to "Total assets" in the consolidated balance sheet at June 30, 2016 and December 31, 2015.

For financial reporting purposes, we group our investments into four reportable operating segments: Entertainment, Education, Recreation and Other. Of our total investments of $4.9 billion at June 30, 2016, $2.6 billion or 53% related to our Entertainment segment, $1.1 billion or 22% related to our Education segment, $1.0 billion or 21% related to our Recreation segment and $179.0 million or 4% related to our Other segment.

Operating Results

Our total revenue, net income available to common shareholders per diluted share and Funds From Operations As Adjusted ("FFOAA") per diluted share (a non-GAAP financial measure) are detailed below for the three and six months ended June 30, 2016 and 2015 (in millions, except per share information):

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Increase	2016	2015	Increase
Total revenue	$118.0	$101.3	17%	$236.8	$200.7	18%
Net income available to common shareholders per diluted share	0.77	0.75	3%	1.54	1.39	11%
FFOAA per diluted share (1)	1.17	1.08	8%	2.33	2.11	10%

(1) FFOAA is a non-GAAP financial measure. For the definitions and further details on the calculations of FFOAA and certain other non-GAAP financial measures, see section below titled "Non-GAAP Financial Measures."

Three and Six Months Ended June 30, 2016

•
Our total revenue, net income available to common shareholders per diluted share and FFOAA per diluted share for the three and six months ended June 30, 2016 were favorably impacted by the results of investment spending in 2015 and 2016, and for the six months ended June 30, 2016 were favorably impacted by a $3.6 million prepayment fee from the early payoff of a mortgage note secured by a public charter school property.

•
Our net income available to common shareholders per diluted share and FFOAA per diluted share for the three and six months ended June 30, 2016 were favorably impacted by lower financing rates and a $2.3 million gain on sale of real estate related to a termination fee recognized with the exercise of a tenant purchase option on one of our public charter school properties.

•
Our total revenue and net income available to common shareholders per diluted share for the three and six months ended June 30, 2016 were favorably impacted by $1.5 million and $2.0 million gains from insurance claims, respectively.

•
Our net income available to common shareholders per diluted share and FFOAA per diluted share for the three and six months ended June 30, 2016 were unfavorably impacted by an increase in general and administrative expense, a decrease in capitalization of interest expense and an increase in common shares outstanding.

•
Our net income available to common shareholders per diluted share for the three and six months ended June 30, 2016 was favorably impacted by lower transaction costs and unfavorably impacted by higher costs associated with loan refinancing or payoff. Additionally, net income available to common shareholders per diluted share for the three months ended June 30, 2016 was unfavorably impacted by higher income tax expense but was favorably impacted by lower income tax expense for the six months ended June 30, 2016.

Three and Six Months Ended June 30, 2015

•
Our total revenue, net income available to common shareholders per diluted share and FFOAA per diluted share for the three and six months ended June 30, 2015 were favorably impacted primarily from the results of investment spending in 2014 and 2015.

•
Our total revenue, net income available to common shareholders per diluted share and FFOAA per diluted share for the three and six months ended June 30, 2015 were unfavorably impacted by the sale of four public charter schools in April 2014 and the payoff of various mortgage notes due from Peak Resorts, Inc. in December 2014.

•
Our net income available to common shareholders per diluted share and FFOAA per diluted share for the three and six months ended June 30, 2015 was favorably impacted by capitalization of interest expense related to Adelaar and lower financing rates and was unfavorably impacted by an increase in common shares outstanding.

•
Our net income available to common shareholders per diluted share for the six months ended June 30, 2015 was favorably impacted by gains from property dispositions of $23.9 million as well as a decrease in income tax expense related to our Canadian operations and unfavorably impacted by retirement severance expense of $18.6 million related to the retirement of our former Chief Executive Officer.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. In preparing these financial statements, management has made its best estimates and assumptions that affect the reported assets and liabilities. The most significant assumptions and estimates relate to consolidation, revenue recognition, depreciable lives of the real estate, the valuation of real estate, accounting for real estate acquisitions, estimating reserves for uncollectible receivables and the accounting for mortgage and other notes receivable, all of which are described as our critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2015. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates. For the six months ended June 30, 2016, there were no changes to critical accounting policies.

Recent Developments

Debt Financing

On February 18, 2016, we prepaid in full a mortgage note payable of $4.6 million which was secured by one theatre property. In connection with this note payoff, we paid $472 thousand in additional costs included in costs associated with loan refinancing or payoff.

On April 21, 2016, we paid in full an unsecured note payable of $1.9 million. Additionally, on May 2, 2016, we prepaid in full two mortgage notes payable totaling $24.5 million which were secured by two theatre properties.

Subsequent to June 30, 2016, we entered into a note purchase agreement with certain institutional investors dated August 1, 2016, pursuant to which we agreed to issue $340.0 million of senior unsecured notes in a private placement transaction to close on August 22, 2016.  The notes will be issued in two tranches with $148.0 million bearing interest at 4.35% and due August 22, 2024, and $192.0 million bearing interest at 4.56% and due August 22, 2026.  The notes will be guaranteed by our subsidiaries that guarantee our bank credit agreement and existing senior unsecured notes.

Issuance of Common Shares

On January 21, 2016, we issued 2,250,000 common shares in a registered public offering for a total net proceeds, after the underwriting discount and offering expenses, of approximately $125.0 million. The net proceeds from the public offering were used to pay down our unsecured revolving credit facility.

During the three months ended June 30, 2016, we issued an aggregate of 258,263 common shares under the direct share purchase component of our Dividend Reinvestment and Direct Share Purchase Plan ("DSPP") for total net proceeds of $16.9 million. These proceeds were used to pay down a portion of our unsecured revolving credit facility.

Investment Spending

Our investment spending during the six months ended June 30, 2016 totaled $371.8 million, and included investments in each of our four operating segments.

Entertainment investment spending during the six months ended June 30, 2016 totaled $164.3 million, of which $94.8 million related to the acquisition of a portfolio of six megaplex theatres located in Pennsylvania, Alabama, Tennessee, Texas and Washington. All of these properties are subject to long-term, triple-net leases. In addition, entertainment investment spending related to the acquisition of one family entertainment center located in Georgia, which is subject to a long-term, triple net lease, an additional investment in a mortgage note secured by an entertainment retail center located in North Carolina that was subsequently paid off, as well as investments in the development or redevelopment of ten megaplex theatres, three family entertainment centers and four entertainment retail centers.

Education investment spending during the six months ended June 30, 2016 totaled $116.2 million, and was related to investments in the development or expansion of 25 public charter schools, three private schools, and 18 early childhood education centers.

Recreation investment spending during the six months ended June 30, 2016 totaled $91.1 million, and was related to build-to-suit construction of 13 Topgolf golf entertainment facilities, the investment in one ski resort located in Hunter, New York, which is subject to a long-term mortgage agreement, as well as additional improvements at Camelback Mountain Resort and the Adelaar waterpark project.

Other investment spending during the six months ended June 30, 2016 totaled $0.2 million, and was related to the Adelaar casino and resort project in Sullivan County, New York.

The following details our investment spending by category during the six months ended June 30, 2016 and 2015 (in thousands):

Six Months Ended June 30, 2016
Operating Segment	Total Investment Spending	New Development	Re-development	Asset Acquisition	Mortgage Notes or Notes Receivable
Entertainment	$164,310	$20,676	$11,892	$109,742	$22,000
Education	116,189	111,898	—	—	4,291
Recreation	91,060	51,743	100	—	39,217
Other	238	238	—	—	—
Total Investment Spending	$371,797	$184,555	$11,992	$109,742	$65,508

Six Months Ended June 30, 2015
Operating Segment	Total Investment Spending	New Development	Re-development	Asset Acquisition	Mortgage Notes or Notes Receivable
Entertainment	$53,000	$9,190	$8,136	$35,674	$—
Education	149,278	141,117	—	5,878	2,283
Recreation	126,503	70,429	240	21,866	33,968
Other	5,958	5,958	—	—	—
Total Investment Spending	$334,739	$226,694	$8,376	$63,418	$36,251

The above amounts include $83 thousand and $68 thousand in capitalized payroll, $5.1 million and $9.5 million in capitalized interest and $751 thousand and $610 thousand in capitalized other general and administrative direct project costs for the six months ended June 30, 2016 and 2015, respectively. Excluded from the table above is approximately $2.6 million and $1.5 million of maintenance capital expenditures for the six months ended June 30, 2016 and 2015, respectively. In addition, excluded from the table above is $17.1 million of infrastructure spending for the Adelaar casino and resort project for the six months ended June 30, 2016. As discussed below, in June 2016, we received an initial reimbursement of the infrastructure costs from the issuance of the Sullivan County Revenue Bonds.

Property Dispositions

On February 26, 2016, we completed the sale of a land parcel at Adelaar for net proceeds of $1.5 million and no gain or loss was recognized.

On April 6, 2016, pursuant to a tenant purchase option, we completed the sale of a public charter school located in Colorado for net proceeds of $11.2 million. In connection with this sale, we recognized a gain on sale of $2.3 million during the six months ended June 30, 2016. This gain represents the premium charged to the tenant over the total development cost for early termination in accordance with the purchase option in the lease. This termination fee has been included in FFO as adjusted, similar to how other lease termination fees and fees received for early prepayment of mortgage notes receivable are reflected when applicable.

On April 13, 2016, we completed the sale of one public charter school property in Georgia with a net carrying value of $4.0 million, which was previously leased to Imagine and was classified as investment in a direct financing lease, net. There was no gain or loss recognized on this sale.

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

On April 22, 2016, we received prepayment in full on one mortgage note receivable of $44.3 million that was secured by an entertainment retail center located in North Carolina. In conjunction with this payoff, we wrote off $335 thousand of prepaid mortgage fees to costs associated with loan refinancing or payoff.

Adelaar Casino and Resort Project in Sullivan County, New York

On December 21, 2015, Montreign Operating Company, LLC (“Montreign”), a wholly owned subsidiary of Empire Resorts Inc., was awarded a license (a “Gaming Facility License”) by the New York State Gaming Commission (the “NYSGC”) to operate the Montreign Resort Casino (the “Casino Project”), which will be located within our Adelaar project in Sullivan County, New York, approximately 90 miles from New York City. On March 1, 2016, the Gaming Facility License became effective upon the deposit of bonds by Montreign and the Company with the NYSGC of 10% of the minimum capital investment required for the project. On March 30, 2016, Montreign submitted payment for the Gaming Facility License in the amount of $51 million to the NYSGC.

We are responsible for the construction of the Adelaar casino and resort project common infrastructure. In June 2016, the Sullivan County Infrastructure Local Development Corporation issued $110.0 million of Series 2016 Revenue Bonds, which is expected to find a substantial portion of such construction costs. We received an initial reimbursement of $43.4 million of construction costs and expect to receive an additional $44.9 million of reimbursements over the balance of the construction period. Construction of infrastructure improvements is expected to be completed in 2017.

As further described in Note 13 to the consolidated financial statements in this Quarterly Report on Form 10-Q, the Adelaar casino and resort project is the subject of ongoing litigation for which we believe we have meritorious defenses.

Results of Operations

Three months ended June 30, 2016 compared to three months ended June 30, 2015

Rental revenue was $96.1 million for the three months ended June 30, 2016 compared to $77.9 million for the three months ended June 30, 2015. This increase resulted primarily from $17.7 million of rental revenue related to property acquisitions and developments completed in 2016 and 2015, as well as an increase of $0.5 million in rental revenue on existing properties, partially offset by the impact of a weaker Canadian dollar exchange rate and property dispositions. Percentage rents of $0.4 million and $0.1 million were recognized during the three months ended June 30, 2016 and 2015, respectively. Straight-line rents of $3.3 million and $3.2 million were recognized during the three months ended June 30, 2016 and 2015, respectively.

During the three months ended June 30, 2016, we renewed three lease agreements on approximately 277,000 square feet and funded or agreed to fund an average of $7.22 per square foot in tenant improvements. We experienced an increase of approximately 4.15% in rental rates and paid no leasing commissions with respect to these lease renewals.
Other income was $2.1 million for the three months ended June 30, 2016 compared to $1.1 million for the three months ended June 30, 2015. The $1.0 million increase was primarily due to the recognition of gains of $1.5 million from insurance claims during the three months ended June 30, 2016, as well as an increase in income recognized upon settlement of foreign currency swap contracts. These increases were partially offset by a decrease in fee income.

Mortgage and other financing income for the three months ended June 30, 2016 was $16.0 million compared to $18.3 million for the three months ended June 30, 2015. The $2.3 million decrease was primarily due to the conversion of the mortgage note for Camelback Mountain Resort to a lease agreement during August 2015 and the payoff of certain mortgage notes in the first half of 2016. This was partially offset by increased real estate lending activities related to our other mortgage loan agreements.

Our general and administrative expense totaled $9.0 million for the three months ended June 30, 2016 compared to $7.8 million for the three months ended June 30, 2015. The increase of $1.2 million primarily related to an increase in payroll and benefits costs including share based compensation as well as an increase in professional fees.
Our net interest expense increased by $2.8 million to $22.8 million for the three months ended June 30, 2016 from $20.0 million for the three months ended June 30, 2015. This increase resulted from an increase in average borrowings as well as a decrease in interest cost capitalized primarily related to the Adelaar project, which was $0.4 million for the three months ended June 30, 2016 compared to $2.1 million for the three months ended June 30, 2015. Additionally, the hedged rate on $300.0 million of our unsecured term loan increased to an average of 3.61% from an average of 2.60% and will return to an average of 2.94% in July 2017. These increases were partially offset by a decrease in the weighted average interest rate used to finance our real estate acquisitions and fund our mortgage notes receivable.

Transaction costs totaled $1.5 million for the three months ended June 30, 2016 compared to $4.4 million for the three months ended June 30, 2015. The decrease of $2.9 million related to a decrease in costs associated with potential and terminated transactions.

Depreciation and amortization expense totaled $25.7 million for the three months ended June 30, 2016 compared to $21.8 million for the three months ended June 30, 2015. The $3.9 million increase resulted primarily from acquisitions and developments completed in 2016 and 2015, as well as the acceleration of depreciation on certain existing assets, and was partially offset by property dispositions.

Gain on sale of real estate was $2.3 million for the three months ended June 30, 2016 and related to the exercise of a tenant purchase option on one of our public charter school properties.

Income tax expense was $0.4 million for the three months ended June 30, 2016 compared to income tax benefit of $7.5 million for the three months ended June 30, 2015. Income taxes related primarily to income taxes on our Canadian trust and taxable REIT subsidiaries as well as state income taxes and withholding tax for distributions related to our unconsolidated joint venture projects located in China. During the three months ended June 30, 2015, the examination by the Canada Revenue Agency on our Canadian trust was completed with no adjustments and accordingly we reversed the previously recorded liability of $7.9 million.

Six months ended June 30, 2016 compared to six months ended June 30, 2015

Rental revenue was $189.8 million for the six months ended June 30, 2016 compared to $154.6 million for the six months ended June 30, 2015. This increase resulted primarily from $35.1 million of rental revenue related to property acquisitions and developments completed in 2016 and 2015, as well as an increase of $0.1 million in rental revenue on existing properties, offset by the impact of a weaker Canadian dollar exchange rate and property dispositions. Percentage rents of $1.0 million and $0.4 million were recognized during the six months ended June 30, 2016 and 2015, respectively. Straight-line rents of $6.4 million and $6.2 million were recognized during the six months ended June 30, 2016 and 2015, respectively.

During the six months ended June 30, 2016, we renewed three lease agreements on approximately 277,000 square feet and funded or agreed to fund an average of $7.22 per square foot in tenant improvements. We experienced an increase of approximately 4.15% in rental rates and paid no leasing commissions with respect to these lease renewals.
Tenant reimbursements totaled $7.8 million for the six months ended June 30, 2016 compared to $8.3 million for the six months ended June 30, 2015. These tenant reimbursements related to the operations of our entertainment retail centers. The $0.5 million decrease was primarily due to the impact of a weaker Canadian dollar exchange rate.

Other income was $3.3 million for the six months ended June 30, 2016 compared to $1.7 million for the six months ended June 30, 2015. The $1.6 million increase was primarily due to the recognition of gains of $2.0 million from insurance claims during the six months ended June 30, 2016, as well as an increase in income recognized upon settlement of foreign currency swap contracts. These increases were partially offset by a decrease in fee income.

Mortgage and other financing income for the six months ended June 30, 2016 was $35.9 million compared to $36.1 million for the six months ended June 30, 2015. The $0.2 million decrease was primarily due to the conversion of the mortgage note for Camelback Mountain Resort to a lease agreement during August 2015 and the payoff of certain mortgage notes in the first half of 2016. This decrease was partially offset by a $3.6 million prepayment fee we received in conjunction with the full prepayment of one mortgage note receivable and by increased real estate lending activities related to our other mortgage loan agreements.
Our property operating expense totaled $11.1 million for the six months ended June 30, 2016 compared to $12.1 million for the six months ended June 30, 2015. These property operating expenses related primarily to the operations of our entertainment retail centers and other specialty properties. The $1.0 million decrease was primarily due to a decrease in bad debt expense as well as a weaker Canadian dollar exchange rate.
Our general and administrative expense totaled $18.2 million for the six months ended June 30, 2016 compared to $15.4 million for the six months ended June 30, 2015. The increase of $2.8 million primarily related to an increase in payroll and benefits costs including share based compensation as well as an increase in professional fees.
Retirement severance expense was $18.6 million for the six months ended June 30, 2015 and related to the retirement of our former President and Chief Executive Officer. There was no retirement severance expense for the six months ended June 30, 2016.

Costs associated with loan refinancing or payoff for the six months ended June 30, 2016 were $0.9 million and related to fees associated with the repayment of a secured fixed rate mortgage note payable and the write off of prepaid mortgage fees in conjunction with our borrowers' prepayments of two mortgage notes receivable. Costs associated with loan refinancing or payoff totaled $0.2 million for the six months ended June 30, 2015 and related to the amendment and restatement of our secured revolving credit and term loan facilities on April 24, 2015.

Our net interest expense increased by $7.4 million to $46.0 million for the six months ended June 30, 2016 from $38.6 million for the six months ended June 30, 2015. This increase resulted from an increase in average borrowings as well as a decrease in interest cost capitalized primarily related to the Adelaar project, which was $0.9 million for the six months ended June 30, 2016 compared to $4.2 million for the six months ended June 30, 2015. Additionally, the hedged rate on $300.0 million of our unsecured term loan increased to an average of 3.61% from an average of 2.60% and will return to an average of 2.94% in July 2017. These increases were partially offset by a decrease in the weighted average interest rate used to finance our real estate acquisitions and fund our mortgage notes receivable.

Transaction costs totaled $1.9 million for the six months ended June 30, 2016 compared to $6.0 million for the six months ended June 30, 2015. The decrease of $4.1 million related to a decrease in costs associated with potential and terminated transactions.

Depreciation and amortization expense totaled $51.6 million for the six months ended June 30, 2016 compared to $41.2 million for the six months ended June 30, 2015.The $10.4 million increase resulted primarily from acquisitions and developments completed in 2016 and 2015, as well as the acceleration of depreciation on certain existing assets, and was partially offset by property dispositions.

Gain on sale of real estate was $2.3 million for the six months ended June 30, 2016 and related to the exercise of a tenant purchase option on one of our public charter school properties. Gain on sale of real estate was $23.9 million for the six months ended June 30, 2015 and related to a gain on sale of $23.7 million from a theatre located in Los Angeles, California and a gain on sale of $0.2 million from a parcel of land adjacent to one of our public charter school investments.

Income tax expense was $0.3 million for the six months ended June 30, 2016 compared to income tax expense of $0.9 million for the six months ended June 30, 2015. Income taxes related primarily to income taxes on our Canadian trust and taxable REIT subsidiaries as well as state income taxes and withholding tax for distributions related to our unconsolidated joint venture projects located in China.

Liquidity and Capital Resources

Cash and cash equivalents were $8.5 million at June 30, 2016. In addition, we had restricted cash of $16.6 million at June 30, 2016. Of the restricted cash at June 30, 2016, $13.6 million related to cash held for our borrowers’ debt service reserves for mortgage notes receivable or tenants' off-season rent reserves. The remaining $3.0 million is required in connection with our debt outstanding and relates to debt service, payment of real estate taxes and capital improvements.

Mortgage Debt, Senior Notes and Unsecured Revolving Credit and Term Loan Facility

As of June 30, 2016, we had total debt outstanding of $2.1 billion of which $218.1 million was fixed rate mortgage debt secured by a portion of our rental properties and mortgage notes receivable. The fixed rate mortgage debt had a weighted average interest rate of approximately 5.1% at June 30, 2016.

At June 30, 2016, we had outstanding $1.2 billion in aggregate principal amount of unsecured senior notes ranging in interest rates from 4.50% to 7.75%. All of these notes are guaranteed by certain of our subsidiaries. The notes contain various covenants, including: (i) a limitation on incurrence of any debt which would cause the ratio of our debt to adjusted total assets to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause the ratio of secured debt to adjusted total assets to exceed 40%; (iii) a limitation on incurrence of any debt which would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of our total unencumbered assets such that they are not less than 150% of our outstanding unsecured debt.

At June 30, 2016, we had $347.0 million outstanding under our unsecured revolving credit facility, with $303.0 million of availability and with interest at a floating rate of LIBOR plus 125 basis points, which was 1.70% at June 30, 2016. The amount that we are able to borrow on our unsecured revolving credit facility is a function of the values and advance rates, as defined by the credit agreement, assigned to the assets included in the borrowing base less outstanding letters of credit and less other liabilities.

At June 30, 2016, the unsecured term loan facility had a balance of $350.0 million with interest at a floating rate of LIBOR plus 140 basis points, which was 1.84% at June 30, 2016, and $300.0 million of this LIBOR-based debt has been fixed with interest rate swaps at a blended rate of 3.18% through April 5, 2019. The loan matures on April 24, 2020.

Subsequent to June 30, 2016, we entered into a note purchase agreement with certain institutional investors dated August 1, 2016, pursuant to which we agreed to issue $340.0 million of senior unsecured notes in a private placement transaction to close on August 22, 2016.  The notes will be issued in two tranches with $148.0 million bearing interest at 4.35% and due August 22, 2024, and $192.0 million bearing interest at 4.56% and due August 22, 2026.  The notes will be guaranteed by our subsidiaries that guarantee our bank credit agreement and existing senior unsecured notes.
Certain of our unsecured credit facilities, including our bank credit agreement, existing senior unsecured notes and the note purchase agreement governing the expected issuance of private placement notes, contain financial covenants or restrictions that limit our levels of consolidated debt, secured debt, investment levels outside certain categories and dividend distributions; and require us to maintain a minimum consolidated tangible net worth and meet certain coverage levels for fixed charges and debt service.  Additionally, these debt instruments contain cross-default provisions if we default under other indebtedness exceeding certain amounts.  Those cross-default thresholds vary from $25.0 million to, in the case of the note purchase agreement governing the private placement notes, $75.0 million.  We were in compliance with all financial covenants under our debt instruments at June 30, 2016.

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

Certain of our other long-term debt agreements contain customary restrictive covenants related to financial and operating performance as well as certain cross-default provisions. We were in compliance with all financial covenants at June 30, 2016.

On January 21, 2016, the Company issued 2,250,000 common shares in a registered public offering for a total net proceeds, after the underwriting discount and offering expenses, of approximately $125.0 million. The net proceeds from the public offering were used to pay down the Company's unsecured revolving credit facility.

During the three months ended June 30, 2016, we issued an aggregate of 258,263 common shares under the direct share purchase component of our DSPP for total net proceeds of $16.9 million. These proceeds were used to pay down a portion of our unsecured revolving credit facility.

Liquidity Requirements

Short-term liquidity requirements consist primarily of normal recurring corporate operating expenses, debt service requirements and distributions to shareholders. We meet these requirements primarily through cash provided by operating activities. Net cash provided by operating activities was $152.5 million and $120.4 million for the six months ended June 30, 2016 and 2015, respectively. Net cash used by investing activities was $268.2 million and $286.9 million for the six months ended June 30, 2016 and 2015, respectively. Net cash provided by financing activities was $119.9 million and $169.8 million for the six months ended June 30, 2016 and 2015, respectively. We anticipate that our cash on hand, cash from operations, funds available under the unsecured revolving line of credit portion of our combined credit facility and the expected proceeds from the issuance of private placement notes will provide adequate liquidity to fund our operations, make interest and principal payments on our debt, and allow distributions to our shareholders and avoid corporate level federal income or excise tax in accordance with REIT Internal Revenue Code requirements.

Commitments

As of June 30, 2016, we had an aggregate of approximately $340.0 million of commitments to fund development projects including 16 entertainment development projects for which we had commitments to fund approximately $77.3 million, 25 education development projects for which we had commitments to fund approximately $192.8 million and seven recreation development projects for which we had commitments to fund approximately $69.9 million, of which approximately $205.9 million is expected to be funded in 2016 and the remainder is expected to be funded in 2017. Development costs are advanced by us in periodic draws. If we determine that construction is not being completed in accordance with the terms of the development agreement, we can discontinue funding construction draws. We have agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

Additionally as of June 30, 2016, we had a commitment to fund approximately $120.0 million over the next three years, of which none has been funded, to complete an indoor waterpark hotel and adventure park at the Adelaar casino and resort project in Sullivan County, New York. We are also responsible for the construction of the casino and resort project common infrastructure. In June 2016, the Sullivan County Infrastructure Local Development Corporation issued $110.0 million of Series 2016 Revenue Bonds which is expected to fund a substantial portion of such construction costs. We received an initial reimbursement of $43.4 million of construction costs and expect to receive an additional $44.9 million of reimbursements over the balance of the construction period. Construction of infrastructure improvements is expected to be completed in 2017.

We have certain commitments related to our mortgage note investments that we may be required to fund in the future. We are generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of June 30, 2016, we had four mortgage notes receivable with commitments totaling approximately $14.3 million. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

We have provided guarantees of the payment of certain economic development revenue bonds totaling $22.9 million related to two theatres in Louisiana for which we earn a fee at annual rates of 2.88% to 4.00% over the 30-year terms of the related bonds. We have recorded $9.6 million as a deferred asset included in other assets and $9.6 million included in other liabilities in the accompanying consolidated balance sheet as of June 30, 2016 related to these guarantees. No amounts have been accrued as a loss contingency related to these guarantees because payment by us is not probable.

In connection with construction of our development projects and related infrastructure, certain public agencies require posting of surety bonds to guarantee that our obligations are satisfied. These bonds expire upon the completion of the improvements or infrastructure. As of June 30, 2016, we had three surety bonds outstanding totaling $21.7 million.

Liquidity Analysis

In analyzing our liquidity, we generally expect that our cash provided by operating activities will meet our normal recurring operating expenses, recurring debt service requirements and distributions to shareholders.

We have $37.9 million in debt balloon payments coming due for the remainder of 2016. Our sources of liquidity as of June 30, 2016 to pay the above 2016 commitments include the remaining amount available under our unsecured revolving credit facility as well as unrestricted cash on hand of $8.5 million. We also expect to use the proceeds from the expected issuance of private placement notes as an additional source of liquidity. We expect that our sources of cash will exceed our existing commitments over the remainder of 2016.

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
We expect to maintain our net debt to adjusted EBITDA ratio (see "Non-GAAP Financial Measures" for definitions) between 4.6x to 5.6x. Our net debt to adjusted EBITDA ratio was 5.17x as of June 30, 2016 (see "Non-GAAP financial measures" for calculation). Because adjusted EBITDA as defined does not include the annualization of adjustments for projects put in service during the quarter and other items, and net debt includes the debt provided for build-to-suit projects under development that do not have any current EBITDA, we also look at a ratio adjusted for these items. The level of this additional ratio, along with the timing and size of our equity and debt offerings, may cause us to temporarily operate outside our stated range for the net debt to adjusted EBITDA ratio of 4.6x to 5.6x.

Our net debt (see "Non-GAAP Financial Measures" for definition) to gross assets ratio (i.e. net debt to total assets plus accumulated depreciation less cash and cash equivalents) was 42% as of June 30, 2016. Our net debt as a percentage of our total market capitalization at June 30, 2016 was 28%. We calculate our total market capitalization of $7.6 billion by aggregating the following at June 30, 2016:

•	Common shares outstanding of 63,625,169 multiplied by the last reported sales price of our common shares on the NYSE of $80.68 per share, or $5.1 billion;

•	Aggregate liquidation value of our Series C convertible preferred shares of $135.0 million;

•	Aggregate liquidation value of our Series E convertible preferred shares of $86.3 million;

•	Aggregate liquidation value of our Series F redeemable preferred shares of $125.0 million; and

•	Net debt of $2.1 billion.

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

In addition to FFO, we present FFOAA and AFFO. FFOAA is presented by adding to FFO costs (gain) associated with loan refinancing or payoff, net, transaction costs (benefit), retirement severance expense, preferred share redemption costs, termination fees associated with tenants' exercises of public charter school buy-out options and provision for loan losses and subtracting gain on early extinguishment of debt, gain (loss) on sale of land, gain on insurance recovery and deferred income tax benefit (expense). AFFO is presented by adding to FFOAA non-real estate depreciation and amortization, deferred financing fees amortization, share-based compensation expense to management and Trustees and amortization of above market leases, net; and subtracting maintenance capital expenditures (including second generation tenant improvements and leasing commissions), straight-lined rental revenue, and the non-cash portion of mortgage and other financing income.

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

The following table summarizes our FFO, FFOAA and AFFO including per share amounts for FFO and FFOAA, for the three and six months ended June 30, 2016 and 2015 and reconciles such measures to net income available to common shareholders, the most directly comparable GAAP measure (unaudited, in thousands, except per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
FFO:
Net income available to common shareholders of EPR Properties	$49,183	$42,814	$97,411	$79,683
Gain on sale of real estate (excluding land sale)	(2,270)	—	(2,270)	(23,748)
Real estate depreciation and amortization	25,216	21,457	50,723	40,414
Allocated share of joint venture depreciation	58	65	118	129
FFO available to common shareholders of EPR Properties	$72,187	$64,336	$145,982	$96,478
FFO available to common shareholders of EPR Properties	$72,187	$64,336	$145,982	$96,478
Add: Preferred dividends for Series C preferred shares	1,941	—	3,882	—
Diluted FFO available to common shareholders of EPR Properties	$74,128	$64,336	$149,864	$96,478

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
FFOAA:
FFO available to common shareholders of EPR Properties	$72,187	$64,336	$145,982	$96,478
Costs associated with loan refinancing or payoff	339	243	891	243
Gain on insurance recovery (included in other income)	(1,523)	—	(2,012)	—
Termination fee included in gain on sale	2,270	—	2,270	—
Transaction costs	1,490	4,429	1,934	6,035
Retirement severance expense	—	—	—	18,578
Gain on sale of land	—	—	—	(176)
Deferred income tax expense (benefit)	(18)	(6,711)	(620)	177
FFOAA available to common shareholders of EPR Properties	$74,745	$62,297	$148,445	$121,335
FFOAA available to common shareholders of EPR Properties	$74,745	$62,297	$148,445	$121,335
Add: Preferred dividends for Series C preferred shares	1,941	—	3,882	—
Diluted FFOAA available to common shareholders of EPR Properties	$76,686	$62,297	$152,327	$121,335
AFFO:
FFOAA available to common shareholders of EPR Properties	$74,745	$62,297	$148,445	$121,335
Non-real estate depreciation and amortization	450	392	898	790
Deferred financing fees amortization	1,163	1,173	2,335	2,269
Share-based compensation expense to management and Trustees	2,739	2,085	5,504	4,057
Maintenance capital expenditures (1)	(1,859)	(435)	(3,000)	(1,458)
Straight-lined rental revenue	(3,264)	(3,211)	(6,353)	(6,154)
Non-cash portion of mortgage and other financing income	(1,017)	(3,408)	(1,945)	(6,384)
Amortization of above market leases, net	48	49	96	97
AFFO available to common shareholders of EPR Properties	$73,005	$58,942	$145,980	$114,552

FFO per common share attributable to EPR Properties:
Basic	$1.14	$1.12	$2.31	$1.69
Diluted	1.13	1.12	2.30	1.68
FFOAA per common share attributable to EPR Properties:
Basic	$1.18	$1.09	$2.35	$2.12
Diluted	1.17	1.08	2.33	2.11
Shares used for computation (in thousands):
Basic	63,592	57,200	63,128	57,156
Diluted	63,678	57,446	63,213	57,408

Weighted average shares outstanding-diluted EPS	63,678	57,446	63,213	57,408
Effect of dilutive Series C preferred shares	2,045	—	2,042	—
Adjusted weighted average shares outstanding-diluted	65,723	57,446	65,255	57,408

Other financial information:
Dividends per common share	$0.960	$0.908	$1.920	$1.815

(1)	Includes maintenance capital expenditures and certain second generation tenant improvements and leasing commissions.

The conversion of the 5.75% Series C cumulative convertible preferred shares would be dilutive to FFO per share and FFOAA per share for the three and six months ended June 30, 2016. Therefore, the additional 2.0 million common shares that would result from the conversion and the corresponding add-back of the preferred dividends declared on those shares are included in the calculation of diluted FFO and diluted FFOAA per share for these periods. The effect of the conversion of our 9.0% Series E cumulative convertible preferred shares do not result in more dilution to per share results and are therefore not included in the calculation of diluted per share data for the three and six months ended June 30, 2016 and 2015. The additional 2.0 million common shares that would result from the conversion of the 5.75% Series C cumulative convertible preferred shares and the additional 1.6 million common shares that would result from the conversion of the 9.0% Series E cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted per share data for the remaining periods above because the effect is not dilutive.

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

Adjusted EBITDA

Management uses Adjusted EBITDA in its analysis of the performance of the business and operations of the Company. Management believes Adjusted EBITDA is useful to investors because it excludes various items that management believes are not indicative of operating performance, and that it is an informative measure to use in computing various financial ratios to evaluate the Company. We define Adjusted EBITDA as net income available to common shareholders excluding costs associated with loan refinancing or payoff, interest expense (net), depreciation and amortization, equity in (income) loss from joint ventures, gain (loss) on the sale of real estate, gain on insurance recovery, income tax expense (benefit), preferred dividend requirements, the effect of non-cash impairment charges, retirement severance expense, the provision for loan losses and transaction costs (benefit), and which is then multiplied by four to get an annual amount.

Our method of calculating Adjusted EBITDA may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. Adjusted EBITDA is not a measure of performance under GAAP, does not represent cash generated from operations as defined by GAAP and is not indicative of cash available to fund all cash needs, including distributions. This measure should not be considered as an alternative to net income for the purpose of evaluating the Company's performance or to cash flows as a measure of liquidity.

Net Debt to Adjusted EBITDA Ratio

Net Debt to Adjusted EBITDA Ratio is a supplemental measure derived from non-GAAP financial measures that we use to evaluate our capital structure and the magnitude of our debt against our operating performance. We believe that investors commonly use versions of this ratio in a similar manner. In addition, financial institutions use versions of this ratio in connection with debt agreements to set pricing and covenant limitations. Our method of calculating Net Debt to Adjusted EBITDA may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs.

Reconciliations of debt and net income available to common shareholders (both reported in accordance with GAAP) to Net Debt, Adjusted EBITDA and Net Debt to Adjusted EBITDA Ratio (each of which is a non-GAAP financial measure) are included in the following tables (unaudited, in thousands):

	June 30,
	2016	2015
Net Debt:
Debt	$2,098,265	$1,926,100
Deferred financing costs, net	16,829	19,764
Cash and cash equivalents	(8,462)	(6,146)
Net Debt	$2,106,632	$1,939,718

	Three Months Ended June 30,
	2016	2015
Adjusted EBITDA:
Net income available to common shareholders of EPR Properties	$49,183	$42,814
Costs associated with loan refinancing or payoff	339	243
Interest expense, net	22,756	20,007
Transaction costs	1,490	4,429
Depreciation and amortization	25,666	21,849
Equity in income from joint ventures	(86)	(198)
Gain on sale of real estate	(2,270)	—
Income tax expense (benefit)	423	(7,506)
Preferred dividend requirements	5,952	5,952
Gain on insurance recovery (1)	(1,523)	—
Adjusted EBITDA (for the quarter)	$101,930	$87,590

Adjusted EBITDA (2)	$407,720	$350,360

Net Debt/Adjusted EBITDA Ratio	5.17	5.54

(1) Included in other income in the accompanying consolidated statements of income. Other income includes the following:
	Three Months Ended June 30,
	2016	2015
Income from settlement of foreign currency swap contracts	$595	$483
Fee income	—	500
Gain on insurance recovery	1,523	—
Miscellaneous income	8	165
Other income	$2,126	$1,148

(2) Adjusted EBITDA for the quarter is multiplied by four to calculate an annual amount.

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

	June 30, 2016	December 31, 2015
Total Investments:
Rental properties, net of accumulated depreciation	$3,331,781	$3,025,199
Add back accumulated depreciation on rental properties	583,848	534,303
Land held for development	22,530	23,610
Property under development	301,605	378,920
Mortgage notes and related accrued interest receivable	424,875	423,780
Investment in a direct financing lease, net	188,386	190,880
Investment in joint ventures	5,955	6,168
Intangible assets, gross(1)	28,132	20,715
Notes receivable and related accrued interest receivable, net(1)	5,401	2,228
Total investments	$4,892,513	$4,605,803

Total investments	$4,892,513	$4,605,803
Cash and cash equivalents	8,462	4,283
Restricted cash	16,614	10,578
Account receivable, net	62,061	59,101
Less: accumulated depreciation on rental properties	(583,848)	(534,303)
Less: accumulated amortization on intangible assets	(13,451)	(12,079)
Prepaid expenses and other current assets	77,873	83,887
Total assets	$4,460,224	$4,217,270

(1) Included in other assets in the accompanying consolidated balance sheet. Other assets includes the following:

	June 30, 2016	December 31, 2015
Intangible assets, gross	$28,132	$20,715
Less: accumulated amortization on intangible assets	(13,451)	(12,079)
Notes receivable and related accrued interest receivable, net	5,401	2,228
Prepaid expenses and other current assets	77,873	83,887
Total other assets	$97,955	$94,751

Impact of Recently Issued Accounting Standards

See Note 2 to the consolidated financial statements included in this Form 10-Q for additional information on the impact of recently issued accounting standards on our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, primarily relating to potential losses due to changes in interest rates and foreign currency exchange rates. We seek to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new long-term fixed rate borrowings whenever possible. As of June 30, 2016, we had a $650.0 million unsecured revolving credit facility with $347.0 million outstanding and $25.0 million in bonds, all of which bear interest at a floating rate. We also had a $350.0 million unsecured term loan facility that bears interest at a floating rate and $300.0 million of this LIBOR-based debt has been fixed with interest rate swaps at a blended rate of 3.18% through April 5, 2019.
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
In order to also hedge our net investment on the four Canadian properties, we entered into a forward contract with a notional amount of $100.0 million CAD and $94.3 million U.S. with a July 2018 settlement date. The exchange rate of this forward contract is approximately $1.06 CAD per U.S. dollar. Additionally, the Company entered into another forward contract with a fixed notional value of $100.0 million CAD and $88.1 million U.S. with a July 2018 settlement date. The exchange rate of this forward contract is approximately $1.13 CAD per U.S. dollar. These forward contracts should hedge a significant portion of our CAD denominated net investment in these four centers through July 2018 as the impact on accumulated other comprehensive income from marking the derivative to market should move in the opposite direction of the translation adjustment on the net assets of our four Canadian properties.

See Note 9 to the consolidated financial statements included in this Form 10-Q for additional information on our derivative financial instruments and hedging activities.

Item 4. Controls and Procedures

As of June 30, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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
The second case was filed on October 20, 2011 by the Cappelli Group against the Company and two of its affiliates in the Supreme Court of the State of New York, County of Westchester (“Westchester Action”), asserting a claim for breach of contract and the implied covenant of good faith, and seeking damages of at least $800 million, based on the same allegations as in the action the Cappelli Group filed in Sullivan County Supreme Court. The Company moved to dismiss the Amended Complaint in Westchester County based on the Sullivan County Supreme Court’s June 30, 2014 decision (which has now been affirmed). On January 26, 2016, the Westchester County Supreme Court denied the Company's motion to dismiss but ordered the Cappelli Group to amend its pleading and remove all claims and allegations previously determined by the Sullivan County case (discussed above). On February 18, 2016, the Cappelli Group revised their amended complaint, which the Company believes remains deficient. On March 23, 2016, the Company filed with the Westchester County Supreme Court a motion to dismiss the Cappelli Group’s revised amended complaint. The motion is currently pending.
The third case was filed with the United States District Court for the Southern District of New York (the “District Court”) by Concord Associates L.P. and six other companies affiliated with Mr. Cappelli against the Company and certain of its subsidiaries, Empire Resorts, Inc. and Monticello Raceway Management, Inc. (collectively, “Empire”), and Kien Huat Realty III Limited and Genting New York LLC (collectively, “Genting”). The complaint alleged, among other things, that the Company had conspired with Empire to monopolize the racing and gaming market in the Catskills by entering into exclusivity and development agreements to develop a comprehensive resort destination in Sullivan County, New York. The plaintiffs were seeking $500 million in damages (trebled to $1.5 billion under antitrust law), punitive damages, and injunctive relief. On September 18, 2013, the District Court dismissed the complaint filed. Specifically, the District Court dismissed plaintiffs’ federal antitrust claims against all defendants with prejudice, and dismissed the pendent state law claims against Empire and Genting without prejudice, meaning they could be further pursued in state court. On October 2, 2013, the plaintiffs filed a motion for reconsideration with the District Court, seeking permission to file a Second Amended Complaint, and soon after filed a Notice of Appeal. The District Court denied the motion for reconsideration in an Opinion and Order dated November 3, 2014, and the plaintiffs perfected their appeal in the Second Circuit on or about December 17, 2014. On March 18, 2016, the Second Circuit affirmed the District Court’s dismissal of the case in favor of the Company, Empire and Genting. The plaintiffs did not file a writ of certiorari seeking review by the Supreme Court of the United States within the required time period. As a result, the case is now closed.
The Company has not determined that losses related to the remaining Westchester Action are probable. In light of the inherent difficulty of predicting the outcome of litigation generally, the Company does not have sufficient information to determine the amount or range of reasonably possible loss with respect to these matters. The Company’s assessments are based on estimates and assumptions that have been deemed reasonable by management, but that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause the Company to change those estimates and assumptions. The Company intends to vigorously defend the claims asserted against the Company and certain of its subsidiaries by the Cappelli Group and its affiliates, for which the Company believes it has meritorious defenses, but there can be no assurances as to the outcome of the claims and related litigation.
Item 1A. Risk Factors

There were no material changes during the quarter from the risk factors previously discussed in Item 1A - "Risk Factors" in our Annual Report on From 10-K for the year ended December 31, 2015 filed with the SEC on February 24, 2016.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30, 2016 common stock	—		$—	—	$—
May 1 through May 31, 2016 common stock	12,380	(1)	70.10	—	—
June 1 through June 30, 2016 common stock	—		—	—	—
Total	12,380		$70.10	—	$—

(1) The repurchase of equity securities during May 2016 was completed in conjunction with employee stock option exercises. These repurchases were not made pursuant to a publicly announced plan or program.

Item 3. Defaults Upon Senior Securities

There were no reportable events during the quarter ended June 30, 2016.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

There were no reportable events during the quarter ended June 30, 2016.

Item 6. Exhibits

3.1*	Composite of Amended and Restated Declaration of Trust of the Company, as amended (inclusive of all amendments through May 12, 2016), is attached hereto as Exhibit 3.1.
4.1*	Supplemental Indenture No. 7, dated as of May 25, 2016, among the Company, certain subsidiaries of the Company named therein and UMB Bank, n.a., as trustee, is attached hereto as Exhibit 4.1.
4.2*
Supplemental Indenture No. 6, dated as of May 25, 2016, among the Company, certain subsidiaries of the Company named therein and U.S. Bank National Association, as trustee, is attached hereto as Exhibit 4.2.

4.3*
Supplemental Indenture No. 5, dated as of May 25, 2016, among the Company, certain subsidiaries of the Company named therein and U.S. Bank National Association, as trustee, is attached hereto as Exhibit 4.3.

4.4*	Supplemental Indenture No. 3, dated as of May 25, 2016, among the Company, certain subsidiaries of the Company named therein and UMB Bank, n.a., as trustee, is attached hereto as Exhibit 4.4.
10.1
EPR Properties 2016 Equity Incentive Plan, which is attached as Exhibit 10.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 12, 2016, is hereby incorporated by reference as Exhibit 10.1.

10.2
Form of 2016 Equity Incentive Plan Incentive and Nonqualified Share Option Award Agreement for Employees, which is attached as Exhibit 10.2 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 12, 2016, is hereby incorporated by reference as Exhibit 10.2.

10.3
Form of 2016 Equity Incentive Plan Restricted Shares Award Agreement for Employees, which is attached as Exhibit 10.3 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 12, 2016, is hereby incorporated by reference as Exhibit 10.3.

10.4
Form of 2016 Equity Incentive Plan Restricted Share Unit Award Agreement for Non-Employee Trustees, which is attached as Exhibit 10.4 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 12, 2016, is hereby incorporated by reference as Exhibit 10.4.

10.5*
Joinder Agreement, dated as of May 25, 2016, among certain subsidiaries of the Company named therein and KeyBank National Association, as administrative agent, under the Amended, Restated and Consolidated Credit Agreement, dated as of April 24, 2015, among the parties thereto, is attached hereto as Exhibit 10.5.

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

EPR Properties

Dated:	August 3, 2016	By	/s/ Gregory K. Silvers
Gregory K. Silvers, President and Chief Executive Officer (Principal Executive Officer)

Dated:	August 3, 2016	By	/s/ Tonya L. Mater
Tonya L. Mater, Vice President and Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

3.1*	Composite of Amended and Restated Declaration of Trust of the Company, as amended (inclusive of all amendments through May 12, 2016), is attached hereto as Exhibit 3.1.
4.1*	Supplemental Indenture No. 7, dated as of May 25, 2016, among the Company, certain subsidiaries of the Company named therein and UMB Bank, n.a., as trustee, is attached hereto as Exhibit 4.1.
4.2*
Supplemental Indenture No. 6, dated as of May 25, 2016, among the Company, certain subsidiaries of the Company named therein and U.S. Bank National Association, as trustee, is attached hereto as Exhibit 4.2.

4.3*
Supplemental Indenture No. 5, dated as of May 25, 2016, among the Company, certain subsidiaries of the Company named therein and U.S. Bank National Association, as trustee, is attached hereto as Exhibit 4.3.

4.4*	Supplemental Indenture No. 3, dated as of May 25, 2016, among the Company, certain subsidiaries of the Company named therein and UMB Bank, n.a., as trustee, is attached hereto as Exhibit 4.4.
10.1
EPR Properties 2016 Equity Incentive Plan, which is attached as Exhibit 10.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 12, 2016, is hereby incorporated by reference as Exhibit 10.1.

10.2
Form of 2016 Equity Incentive Plan Incentive and Nonqualified Share Option Award Agreement for Employees, which is attached as Exhibit 10.2 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 12, 2016, is hereby incorporated by reference as Exhibit 10.2.

10.3
Form of 2016 Equity Incentive Plan Restricted Shares Award Agreement for Employees, which is attached as Exhibit 10.3 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 12, 2016, is hereby incorporated by reference as Exhibit 10.3.

10.4
Form of 2016 Equity Incentive Plan Restricted Share Unit Award Agreement for Non-Employee Trustees, which is attached as Exhibit 10.4 to the Company's Form 8-K (Commission File No. 001-13561) filed on May 12, 2016, is hereby incorporated by reference as Exhibit 10.4.

10.5*
Joinder Agreement, dated as of May 25, 2016, among certain subsidiaries of the Company named therein and KeyBank National Association, as administrative agent, under the Amended, Restated and Consolidated Credit Agreement, dated as of April 24, 2015, among the parties thereto, is attached hereto as Exhibit 10.5.

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