Form 10-Q
period 2016-09-30
EPR PROPERTIES
filed 2016-11-03
CIK 1045450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

At November 2, 2016, there were 63,629,108 common shares outstanding.

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

•	Unsuccessful development, operation, financing or compliance with licensing requirements of the planned casino and resort development by the third-party lessee;

•	The financing of common infrastructure costs for the planned casino and resort development;

•	The proposed transaction with CNL Lifestyle Properties, Inc. presents certain risks to our business, financial condition, results of operations and cash flows;

•	Defaults in the performance of lease terms by our tenants;

•	Defaults by our customers and counterparties on their obligations owed to us;

•	A borrower's bankruptcy or default;

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

Our forward-looking statements represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. For further discussion of these factors see Item 1A - "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission ("SEC") on February 25, 2016, as supplemented by Part II, Item 1A - "Risk Factors" in this Quarterly Report on Form 10-Q.

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

ii

iii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
EPR PROPERTIES Consolidated Balance Sheets (Dollars in thousands except share data)

	September 30, 2016	December 31, 2015
	(unaudited)
Assets
Rental properties, net of accumulated depreciation of $609,103 and $534,303 at September 30, 2016 and December 31, 2015, respectively	$3,490,998	$3,025,199
Land held for development	22,530	23,610
Property under development	263,026	378,920
Mortgage notes and related accrued interest receivable	440,878	423,780
Investment in a direct financing lease, net	189,152	190,880
Investment in joint ventures	6,159	6,168
Cash and cash equivalents	7,311	4,283
Restricted cash	20,463	10,578
Accounts receivable, net	81,217	59,101
Other assets	99,236	94,751
Total assets	$4,620,970	$4,217,270
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$101,019	$92,178
Common dividends payable	20,361	18,401
Preferred dividends payable	5,951	5,951
Unearned rents and interest	55,636	44,952
Debt	2,248,576	1,981,920
Total liabilities	2,431,543	2,143,402
Equity:
Common Shares, $.01 par value; 100,000,000 shares authorized; and 66,157,572 and 63,195,182 shares issued at September 30, 2016 and December 31, 2015, respectively	662	632
Preferred Shares, $.01 par value; 25,000,000 shares authorized:
5,399,950 and 5,400,000 Series C convertible shares issued at September 30, 2016 and December 31, 2015, respectively; liquidation preference of $134,998,750	54	54
3,450,000 Series E convertible shares issued at September 30, 2016 and December 31, 2015; liquidation preference of $86,250,000	35	35
5,000,000 Series F shares issued at September 30, 2016 and December 31, 2015; liquidation preference of $125,000,000	50	50
Additional paid-in-capital	2,668,668	2,508,445
Treasury shares at cost: 2,529,553 and 2,371,198 common shares at September 30, 2016 and December 31, 2015, respectively	(107,136)	(97,328)
Accumulated other comprehensive income	4,698	5,622
Distributions in excess of net income	(377,604)	(343,642)
Total equity	$2,189,427	$2,073,868
Total liabilities and equity	$4,620,970	$4,217,270
See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Income (Unaudited) (Dollars in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Rental revenue	$102,282	$85,706	$292,115	$240,306
Tenant reimbursements	3,821	3,718	11,577	11,986
Other income	2,476	718	5,812	2,416
Mortgage and other financing income	17,031	18,193	52,907	54,321
Total revenue	125,610	108,335	362,411	309,029
Property operating expense	5,626	5,496	16,687	17,623
Other expense	—	221	5	533
General and administrative expense	9,091	7,482	27,309	22,920
Retirement severance expense	—	—	—	18,578
Costs associated with loan refinancing or payoff	14	18	905	261
Interest expense, net	24,265	20,529	70,310	59,123
Transaction costs	2,947	783	4,881	6,818
Depreciation and amortization	27,601	23,498	79,222	64,702
Income before equity in income from joint ventures and other items	56,066	50,308	163,092	118,471
Equity in income from joint ventures	203	339	501	701
Gain (loss) on sale of real estate	1,615	(95)	3,885	23,829
Income before income taxes	57,884	50,552	167,478	143,001
Income tax expense	(358)	(498)	(637)	(1,418)
Income from continuing operations	$57,526	$50,054	$166,841	$141,583
Discontinued operations:
Income from discontinued operations	—	141	—	199
Net income attributable to EPR Properties	57,526	50,195	166,841	141,782
Preferred dividend requirements	(5,951)	(5,951)	(17,855)	(17,855)
Net income available to common shareholders of EPR Properties	$51,575	$44,244	$148,986	$123,927
Per share data attributable to EPR Properties common shareholders:
Basic earnings per share data:
Income from continuing operations	$0.81	$0.76	$2.35	$2.15
Income from discontinued operations	—	—	—	—
Net income available to common shareholders	$0.81	$0.76	$2.35	$2.15
Diluted earnings per share data:
Income from continuing operations	$0.81	$0.76	$2.35	$2.15
Income from discontinued operations	—	—	—	—
Net income available to common shareholders	$0.81	$0.76	$2.35	$2.15
Shares used for computation (in thousands):
Basic	63,627	58,083	63,296	57,468
Diluted	63,747	58,278	63,393	57,699
See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Comprehensive Income (Unaudited) (Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income attributable to EPR Properties	$57,526	$50,195	$166,841	$141,782
Other comprehensive income (loss):
Foreign currency translation adjustment	(2,802)	(12,398)	9,340	(27,310)
Change in unrealized gain (loss) on derivatives	4,015	9,518	(10,264)	20,154
Comprehensive income attributable to EPR Properties	$58,739	$47,315	$165,917	$134,626
See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Changes in Equity Nine Months Ended September 30, 2016 (Unaudited) (Dollars in thousands)

	EPR Properties Shareholders’ Equity
	Common Stock		Preferred Stock		Additional paid-in capital	Treasury shares	Accumulated other comprehensive income	Distributions in excess of net income	Total
	Shares	Par	Shares	Par
Balance at December 31, 2015	63,195,182	$632	13,850,000	$139	$2,508,445	$(97,328)	$5,622	$(343,642)	$2,073,868
Restricted share units issued to Trustees	15,805	—	—	—	—	—	—	—	—
Issuance of nonvested shares, net	300,752	3	—	—	4,472	—	—	—	4,475
Purchase of common shares for vesting	—	—	—	—	—	(4,211)	—	—	(4,211)
Amortization of nonvested shares and restricted share units	—	—	—	—	7,597	—	—	—	7,597
Share option expense	—	—	—	—	684	—	—	—	684
Foreign currency translation adjustment	—	—	—	—	—	—	9,340	—	9,340
Change in unrealized gain (loss) on derivatives	—	—	—	—	—	—	(10,264)	—	(10,264)
Net income	—	—	—	—	—	—	—	166,841	166,841
Issuances of common shares	2,517,788	26	—	—	142,591	—	—	—	142,617
Conversion of Series C Convertible Preferred shares to common shares	18	—	(50)	—	—	—	—	—	—
Stock option exercises, net	128,027	1	—	—	4,879	(5,597)	—	—	(717)
Dividends to common and preferred shareholders	—	—	—	—	—	—	—	(200,803)	(200,803)
Balance at September 30, 2016	66,157,572	$662	13,849,950	$139	$2,668,668	$(107,136)	$4,698	$(377,604)	$2,189,427

See accompanying notes to consolidated financial statements.

EPR PROPERTIES Consolidated Statements of Cash Flows (Unaudited) (Dollars in thousands)

	Nine Months Ended September 30,
	2016	2015
Operating activities:
Net income	$166,841	$141,782
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	—	(199)
Gain on sale of real estate	(3,885)	(23,829)
Gain on insurance recovery	(3,837)	—
Deferred income tax expense (benefit)	(664)	229
Costs associated with loan refinancing or payoff	905	261
Equity in income from joint ventures	(501)	(701)
Distributions from joint ventures	511	—
Depreciation and amortization	79,222	64,702
Amortization of deferred financing costs	3,522	3,425
Amortization of above market leases	138	145
Share-based compensation expense to management and Trustees	8,282	6,218
Share-based compensation expense included in retirement severance expense	—	6,377
Decrease (increase) in restricted cash	(1,463)	94
Increase in mortgage notes accrued interest receivable	(188)	(5,465)
Increase in accounts receivable, net	(19,066)	(8,326)
Increase in direct financing lease receivable	(2,503)	(2,708)
Increase in other assets	(5,193)	(2,401)
Decrease in accounts payable and accrued liabilities	(5,260)	(2,694)
Increase (decrease) in unearned rents and interest	(1,088)	7,398
Net operating cash provided by continuing operations	215,773	184,308
Net operating cash provided by discontinued operations	—	514
Net cash provided by operating activities	215,773	184,822
Investing activities:
Acquisition of and investments in rental properties and other assets	(177,362)	(136,029)
Proceeds from sale of real estate	20,651	45,992
Investment in mortgage notes receivable	(80,786)	(62,936)
Proceeds from mortgage note receivable paydown	63,876	975
Investment in promissory notes receivable	(66)	—
Proceeds from sale of infrastructure related to issuance of revenue bonds	43,462	—
Proceeds from insurance recovery	3,036	—
Proceeds from sale of investment in a direct financing lease, net	825	4,741
Additions to properties under development	(288,887)	(324,859)
Net cash used by investing activities	(415,251)	(472,116)
Financing activities:
Proceeds from debt facilities and senior unsecured notes	854,360	803,914
Principal payments on debt	(587,109)	(413,069)
Deferred financing fees paid	(3,047)	(6,952)
Costs associated with loan refinancing or payoff (cash portion)	(482)	—
Net proceeds from issuance of common shares	142,452	99,760
Impact of stock option exercises, net	(717)	(3,192)
Purchase of common shares for treasury for vesting	(4,211)	(8,222)
Dividends paid to shareholders	(198,678)	(172,926)
Net cash provided by financing activities	202,568	299,313
Effect of exchange rate changes on cash	(62)	(741)
Net increase in cash and cash equivalents	3,028	11,278
Cash and cash equivalents at beginning of the period	4,283	3,336
Cash and cash equivalents at end of the period	$7,311	$14,614
Supplemental information continued on next page.

EPR PROPERTIES Consolidated Statements of Cash Flows (Unaudited) (Dollars in thousands) Continued from previous page.

	Nine Months Ended September 30,
	2016	2015
Supplemental schedule of non-cash activity:
Transfer of property under development to rental properties	$364,234	$307,004
Transfer of land held for development to property under development	$—	$167,600
Issuance of nonvested shares and restricted share units at fair value, including nonvested shares issued for payment of bonuses	$19,626	$14,285
Conversion of mortgage note receivable to rental property	$—	$120,051
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$83,307	$76,435
Cash paid during the period for income taxes	$1,380	$1,286
Interest cost capitalized	$7,983	$14,265
Increase in accrued capital expenditures	$5,621	$13,293
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

2. Summary of Significant Accounting Policies and Recently Issued Accounting Standards

Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. In addition, operating results for the nine month period ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

The Company consolidates certain entities when it is deemed to be the primary beneficiary in a variable interest entity (VIE) in which it has a controlling financial interest in accordance with the consolidation guidance of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC).

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

Deferred Financing Costs
Deferred financing costs are amortized over the terms of the related debt obligations or mortgage note receivable as applicable. The Company early adopted the FASB issued Accounting Standards Update (ASU) No. 2015-03, Simplifying the Presentation of Debt Issue Costs, during 2015 and applied the guidance retrospectively. Deferred financing costs of $18.9 million and $18.3 million as of September 30, 2016 and December 31, 2015, respectively, are shown as a reduction of debt. The deferred financing costs related to our unsecured revolving credit facility are included in other assets.

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

Revenue Recognition
Rents that are fixed and determinable are recognized on a straight-line basis over the minimum term of the leases. Base rent escalation on leases that are dependent upon increases in the Consumer Price Index (CPI) is recognized when known. In addition, most of the Company's tenants are subject to additional rents if gross revenues of the properties exceed certain thresholds defined in the lease agreements (percentage rents). Percentage rents as well as participating interest for those mortgage agreements that contain similar such clauses are recognized at the time when specific triggering events occur as provided by the lease or mortgage agreements. Rental revenue included percentage rents of $2.7 million and $1.8 million for the nine months ended September 30, 2016 and 2015, respectively. Mortgage and other financing income included participating interest income of $0.9 million and $1.5 million for the nine months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016, mortgage and other financing income included a $3.6 million prepayment fee related to a mortgage note that was paid fully in advance of its maturity date.

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

Concentrations of Risk
American Multi-Cinema, Inc. (AMC) is the lessee of a substantial portion (24%) of the megaplex theatre rental properties held by the Company at September 30, 2016 primarily as a result of a series of sale leaseback transactions pertaining to AMC megaplex theatres. A substantial portion of the Company’s total revenues (approximately $65.3 million or 18% and $64.3 million or 21%, for the nine months ended September 30, 2016 and 2015, respectively) results from the revenue from AMC under the leases or from its parent, AMC Entertainment, Inc. (AMCE) as the guarantor of AMC’s obligations under the leases. AMCE is wholly owned by AMC Entertainment Holdings, Inc. (AMCEH). AMCEH is a publicly held company (NYSE: AMC) and its consolidated financial information is publicly available at www.sec.gov.

Share-Based Compensation
Share-based compensation to employees of the Company is granted pursuant to the Company's Annual Incentive Program and Long-Term Incentive Plan and share-based compensation to non-employee Trustees of the Company is granted pursuant to the Company's Trustee compensation program. Prior to May 12, 2016, share-based compensation granted to employees and non-employee Trustees were issued under the 2007 Equity Incentive Plan. The 2016 Equity Incentive Plan was approved by shareholders at the May 11, 2016 annual shareholder meeting and this plan replaces the 2007 Equity Incentive Plan. Accordingly, all share-based compensation granted on or after May 12, 2016 has been issued under the 2016 Equity Incentive Plan.

Share-based compensation expense consists of share option expense and amortization of nonvested share grants issued to employees, and amortization of share units issued to non-employee Trustees for payment of their annual retainers. Share-based compensation included in general and administrative expense in the accompanying consolidated statements of income totaled $8.3 million and $6.2 million for the nine months ended September 30, 2016 and 2015, respectively. Share-based compensation included in retirement severance expense in the accompanying consolidated statements of income totaled $6.4 million for the nine months ended September 30, 2015 and related to the retirement of the Company's former President and Chief Executive Officer.

Share Options
Share options are granted to employees pursuant to the Long-Term Incentive Plan. The fair value of share options granted is estimated at the date of grant using the Black-Scholes option pricing model. Share options granted to employees vest over a period of four years and share option expense for these options is recognized on a straight-line basis over the vesting period. Expense recognized related to share options and included in general and administrative expense in the accompanying consolidated statements of income was $684 thousand and $830 thousand for the nine months ended September 30, 2016 and 2015, respectively. Expense recognized related to share options and included in retirement severance expense in the accompanying consolidated statements of income was $1.4 million for the nine months ended September 30, 2015 and related to the retirement of the Company's former President and Chief Executive Officer.

Nonvested Shares Issued to Employees
The Company grants nonvested shares to employees pursuant to both the Annual Incentive Program and the Long-Term Incentive Plan. The Company amortizes the expense related to the nonvested shares awarded to employees under the Long-Term Incentive Plan and the premium awarded under the nonvested share alternative of the Annual Incentive Program on a straight-line basis over the future vesting period (three or four years). Expense recognized related to nonvested shares and included in general and administrative expense in the accompanying consolidated statements of income was $6.8 million and $4.6 million for the nine months ended September 30, 2016 and 2015, respectively. Expense related to nonvested shares and included in retirement severance expense in the accompanying consolidated statements of income was $5.0 million for the nine months ended September 30, 2015 and related to the retirement of the Company's former President and Chief Executive Officer.

Restricted Share Units Issued to Non-Employee Trustees
The Company issues restricted share units to non-employee Trustees for payment of their annual retainers under the Company's Trustee compensation program. The fair value of the share units granted was based on the share price at the date of grant. The share units vest upon the earlier of the day preceding the next annual meeting of shareholders or a change of control. The settlement date for the shares is selected by the non-employee Trustee, and ranges from one year from the grant date to upon termination of service. This expense is amortized by the Company on a straight-line basis over the year of service by the non-employee Trustees. Total expense recognized related to shares issued to non-employee Trustees was $813 thousand and $784 thousand for the nine months ended September 30, 2016 and 2015, respectively.

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

Impact of Recently Issued Accounting Standards
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The ASU does not apply to revenue recognition for lease contracts. In April 2015, the FASB voted for a one-year deferral of the effective date of the new revenue recognition standard which was approved in July 2015. The new standard will become effective for the Company beginning with the first quarter 2018. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its consolidated financial statements and related disclosures.

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation - Stock Compensation. The objective of this amendment is part of the FASB's Simplification Initiative as it applies to several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification of cash flows. The effective date of the amendment is for fiscal years beginning after December 15, 2016. The Company is currently reviewing the ASU to assess the potential impact on its consolidated financial statements and related disclosures but does not expect the adoption will have a material impact.

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

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which amends ASC Topic 230, Statement of Cash Flows. The standard clarifies the treatment of several cash flow issues with the objective of reducing diversity in practice. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The Company is currently reviewing the ASU to assess the potential impact on its consolidated financial statements and related disclosures but does not anticipate that this ASU will have a material impact.

3. Rental Properties

The following table summarizes the carrying amounts of rental properties as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Buildings and improvements	$3,156,812	$2,837,611
Furniture, fixtures & equipment	40,177	34,423
Land	903,112	687,468
	4,100,101	3,559,502
Accumulated depreciation	(609,103)	(534,303)
Total	$3,490,998	$3,025,199
Depreciation expense on rental properties was $76.3 million and $62.0 million for the nine months ended September 30, 2016 and 2015, respectively.

4. Investments and Dispositions

The Company's investment spending during the nine months ended September 30, 2016 totaled $526.9 million, and included investments in each of its four operating segments.

Entertainment investment spending during the nine months ended September 30, 2016 totaled $198.3 million, including spending on build-to-suit development and redevelopment of megaplex theatres, entertainment retail centers and family entertainment centers, as well as $126.0 million in acquisitions of seven megaplex theatres and a family entertainment center.

Education investment spending during the nine months ended September 30, 2016 totaled $187.3 million, including spending on build-to-suit development and redevelopment of public charter schools, early education centers and private schools, as well as $8.4 million in acquisitions of two early education centers and a private school.

Recreation investment spending during the nine months ended September 30, 2016 totaled $140.0 million, including spending on build-to-suit development of golf entertainment complexes and waterparks, redevelopment of metro ski parks and a $21.0 million mortgage note secured by a metro ski park.

Other investment spending during the nine months ended September 30, 2016 totaled $1.3 million, and was related to the Adelaar casino and resort project in Sullivan County, New York.

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

On April 6, 2016, pursuant to a tenant purchase option, the Company completed the sale of a public charter school located in Colorado for net proceeds of $11.2 million. In connection with this sale, the Company recognized a gain on sale of $2.3 million during the nine months ended September 30, 2016.

On April 22, 2016, the Company received prepayment in full on one mortgage note receivable of $44.3 million that was secured by an entertainment retail center located in North Carolina. In conjunction with this payoff, the Company wrote off $335 thousand of prepaid mortgage fees to costs associated with loan refinancing or payoff.

On August 18, 2016, pursuant to a tenant purchase option, the Company completed the sale of a public charter school located in Colorado for net proceeds of $5.4 million. In connection with this sale, the Company recognized a gain on sale of $549 thousand during the nine months ended September 30, 2016.

On September 30, 2016, the Company completed the sale of a land parcel located in Texas for net proceeds of $2.1 million. In connection with this sale, the Company recognized a gain on sale of $1.1 million during the nine months ended September 30, 2016.

5. Accounts Receivable, Net
The following table summarizes the carrying amounts of accounts receivable, net as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Receivable from tenants	$5,908	$9,999
Receivable from non-tenants	122	353
Receivable from insurance proceeds	4,495	—
Receivable from Sullivan County Infrastructure Revenue Bonds	9,700	—
Straight-line rent receivable	61,784	52,336
Allowance for doubtful accounts	(792)	(3,587)
Total	$81,217	$59,101

6. Investment in a Direct Financing Lease

The Company’s investment in a direct financing lease relates to the Company’s master lease of 20 public charter school properties as of September 30, 2016 and 21 public charter school properties as of December 31, 2015, with affiliates of Imagine Schools, Inc. (Imagine). Investment in a direct financing lease, net represents estimated unguaranteed residual values of leased assets and net unpaid rentals, less related deferred income. The following table summarizes the carrying amounts of investment in a direct financing lease, net as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Total minimum lease payments receivable	$416,369	$439,646
Estimated unguaranteed residual value of leased assets	159,303	162,669
Less deferred income (1)	(386,520)	(411,435)
Investment in a direct financing lease, net	$189,152	$190,880

(1) Deferred income is net of $1.3 million and $1.4 million of initial direct costs at September 30, 2016 and December 31, 2015, respectively.

Additionally, the Company determined that no allowance for losses was necessary at September 30, 2016 and December 31, 2015.

On April 13, 2016, the Company completed the sale of one public charter school property in Georgia with a net carrying value of $4.0 million, which was previously leased to Imagine under the master lease. There was no gain or loss recognized on this sale.

The Company’s direct financing lease has expiration dates ranging from approximately 16 to 19 years. Future minimum rentals receivable on this direct financing lease at September 30, 2016 are as follows (in thousands):

Amount
Year:
2016	$4,893
2017	19,947
2018	20,546
2019	21,162
2020	21,797
Thereafter	328,024
Total	$416,369

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

On August 8, 2016, the Company prepaid in full three mortgage notes payable totaling $16.4 million, which were secured by three theatre properties.

On August 22, 2016, the Company issued $340.0 million of senior unsecured notes in a private placement transaction.  The notes were issued in two tranches with $148.0 million bearing interest at 4.35% and due August 22, 2024, and $192.0 million bearing interest at 4.56% and due August 22, 2026. The notes are guaranteed by the Company's subsidiaries that guarantee the Company's unsecured credit facilities and existing senior unsecured notes.

On September 1, 2016, the Company prepaid in full four mortgage notes payable totaling $21.7 million, which were secured by four theatre properties.

During the nine months ended September 30, 2016, the Company issued an aggregate of 258,263 common shares under the direct share purchase component of its Dividend Reinvestment and Direct Share Purchase Plan (DSPP) for total net proceeds of $16.9 million. These proceeds were used to pay down a portion of the Company's unsecured revolving credit facility.

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

Consolidated VIEs
As of September 30, 2016, the Company had invested approximately $5.6 million in one real estate project which is a VIE. This entity does not have any other significant assets or liabilities at September 30, 2016 and was established to facilitate the development of a theatre project.

Unconsolidated VIE
At September 30, 2016, the Company’s recorded investment in SVVI, a VIE that is unconsolidated, was $165.6 million. The Company’s maximum exposure to loss associated with SVVI is limited to the Company’s outstanding mortgage note and related accrued interest receivable of $165.6 million. While this entity is a VIE, the Company has determined that the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance is not held by the Company.

9. Derivative Instruments

All derivatives are recognized at fair value in the consolidated balance sheets within the line items "Other assets" and "Accounts payable and accrued liabilities" as applicable. The Company's derivatives are subject to a master netting arrangement and the Company has elected not to offset its derivative position for purposes of balance sheet presentation and disclosure. The Company had derivative liabilities of $7.0 million and $5.7 million recorded in “Accounts payable and accrued liabilities” and derivative assets of $33.2 million and $42.2 million recorded in “Other assets” in the consolidated balance sheet at September 30, 2016 and December 31, 2015, respectively. Had the Company elected to offset derivatives in the consolidated balance sheet, the Company would have had a net derivative asset of $26.2 million and $36.5 million (with no derivative liability) at September 30, 2016 and December 31, 2015, respectively.  The Company had not posted or received collateral with its derivative counterparties as of September 30, 2016 or December 31, 2015. See Note 10 for disclosures relating to the fair value of the derivative instruments as of September 30, 2016 and December 31, 2015.

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

As of September 30, 2016, the Company had three interest rate swap agreements to fix the interest rate on $240.0 million of the unsecured term loan facility at 3.78% from January 5, 2016 to July 5, 2017.  Additionally as of September 30, 2016, the Company had two interest rate swap agreements to fix the interest rate at 2.94% on an additional $60.0 million of the unsecured term loan facility from September 8, 2015 to July 5, 2017 and on $300.0 million of the unsecured term loan facility from July 6, 2017 to April 5, 2019.

The effective portion of changes in the fair value of interest rate derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (AOCI) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the nine months ended September 30, 2016 and 2015, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness on cash flow hedges was recognized during the nine months ended September 30, 2016 and 2015.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of September 30, 2016, the Company estimates that during the twelve months ending September 30, 2017, $4.1 million will be reclassified from AOCI to interest expense.

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

As of September 30, 2016, the Company had a USD-CAD cross-currency swaps with a fixed original notional value of $100.0 million CAD and $98.1 million USD. The net effect of these swaps is to lock in an exchange rate of $1.05 CAD per USD on approximately $13.5 million of annual CAD denominated cash flows on the properties through June 2018.

The effective portion of changes in the fair value of foreign currency derivatives designated and that qualify as cash flow hedges of foreign exchange risk is recorded in AOCI and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative, as well as amounts excluded from the assessment of hedge effectiveness, is recognized directly in earnings. No hedge ineffectiveness on foreign currency derivatives was recognized for the nine months ended September 30, 2016 and 2015. As of September 30, 2016, the Company estimates that during the twelve months ending September 30, 2017, $2.6 million of gains will be reclassified from AOCI to other income.

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

For foreign currency derivatives designated as net investment hedges, the effective portion of changes in the fair value of the derivatives are reported in AOCI as part of the cumulative translation adjustment. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness on net investment hedges was recognized for the nine months ended September 30, 2016 and 2015. Amounts are reclassified out of AOCI into earnings when the hedged net investment is either sold or substantially liquidated.

Below is a summary of the effect of derivative instruments on the consolidated statements of changes in equity and income for the three and nine months ended September 30, 2016 and 2015.

Effect of Derivative Instruments on the Consolidated Statements of Changes in Equity and Income for the Three and Nine Months Ended September 30, 2016 and 2015 (Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
Description	2016	2015	2016	2015
Interest Rate Swaps
Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	$1,327	$(3,097)	$(5,299)	$(4,884)
Amount of Expense Reclassified from AOCI into Earnings (Effective Portion) (1)	(1,317)	(490)	(3,970)	(1,375)
Cross Currency Swaps
Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	279	2,068	(1,159)	4,622
Amount of Income Reclassified from AOCI into Earnings (Effective Portion) (2)	643	662	1,957	1,691
Currency Forward Agreements
Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	1,735	10,719	(5,819)	20,732
Amount of Income Reclassified from AOCI into Earnings (Effective Portion)	—	—	—	—
Total
Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	$3,341	$9,690	$(12,277)	$20,470
Amount of Income (Expense) Reclassified from AOCI into Earnings (Effective Portion)	(674)	172	(2,013)	316

(1)	Included in "Interest expense, net" in the accompanying consolidated statements of income for the three and nine months ended September 30, 2016 and 2015.

(2)	Included in "Other income" in the accompanying consolidated statements of income for the three and nine months ended September 30, 2016 and 2015.

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

As of September 30, 2016, the fair value of the Company’s derivatives in a liability position related to these agreements was $7.0 million. If the Company breached any of the contractual provisions of these derivative contracts, it would be required to settle its obligations under the agreements at their termination value, after considering the right of offset, of $704 thousand.

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

Although the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives also use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. As of September 30, 2016, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives and therefore, classified its derivatives as Level 2 within the fair value reporting hierarchy.

The table below presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 aggregated by the level in the fair value hierarchy within which those measurements are classified and by derivative type.
Assets and Liabilities Measured at Fair Value on a Recurring Basis at September 30, 2016 and December 31, 2015 (Dollars in thousands)

Description	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets (Liabilities) Balance at end of period
September 30, 2016
Cross-Currency Swaps*	$—	$4,459	$—	$4,459
Currency Forward Agreements*	$—	$28,767	$—	$28,767
Interest Rate Swap Agreements**	$—	$(7,001)	$—	$(7,001)
December 31, 2015:
Cross-Currency Swaps*	$—	$7,575	$—	$7,575
Currency Forward Agreements*	$—	$34,587	$—	$34,587
Interest Rate Swap Agreements**	$—	$(5,674)	$—	$(5,674)
*Included in "Other assets" in the accompanying consolidated balance sheet.
**Included in "Accounts payable and accrued liabilities" in the accompanying consolidated balance sheet.

Non-recurring fair value measurements
There were no assets or liabilities measured at fair value on a non-recurring basis during the nine months ended September 30, 2016 and 2015.

Fair Value of Financial Instruments
Management compares the carrying value to the estimated fair value of the Company’s financial instruments. The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instruments at September 30, 2016 and December 31, 2015:

Mortgage notes receivable and related accrued interest receivable:
The fair value of the Company’s mortgage notes and related accrued interest receivable is estimated by discounting the future cash flows of each instrument using current market rates. At September 30, 2016, the Company had a carrying value of $440.9 million in fixed rate mortgage notes receivable outstanding, including related accrued interest, with a weighted average interest rate of approximately 9.37%. The fixed rate mortgage notes bear interest at rates of 5.50% to 11.31%. Discounting the future cash flows for fixed rate mortgage notes receivable using rates of 8.00% to 11.31%, management estimates the fair value of the fixed rate mortgage notes receivable to be approximately $434.5 million with an estimated weighted average market rate of 10.04% at September 30, 2016.

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

Investment in a direct financing lease, net:
The fair value of the Company’s investment in a direct financing lease is estimated by discounting the future cash flows of the instrument using current market rates. At September 30, 2016 and December 31, 2015, the Company had an investment in a direct financing lease with a carrying value of $189.2 million and $190.9 million, respectively, and a weighted average effective interest rate of 12.00% for both periods. The investment in a direct financing lease bears interest at effective interest rates of 11.74% to 12.38%. The carrying value of the investment in a direct financing lease approximated the fair market value at September 30, 2016 and December 31, 2015.

Derivative instruments:
Derivative instruments are carried at their fair market value.

Debt instruments:
The fair value of the Company's debt is estimated by discounting the future cash flows of each instrument using current market rates. At September 30, 2016, the Company had a carrying value of $575.0 million in variable rate debt outstanding with a weighted average interest rate of approximately 2.69%. The carrying value of the variable rate debt outstanding approximated the fair market value at September 30, 2016.

At December 31, 2015, the Company had a carrying value of $571.0 million in variable rate debt outstanding with an average weighted interest rate of approximately 1.65%. The carrying value of the variable rate debt outstanding approximated the fair market value at December 31, 2015.

At September 30, 2016 and December 31, 2015, $300.0 million of variable rate debt outstanding under the Company's unsecured term loan facility had been effectively converted to a fixed rate through April 5, 2019 by interest rate swap agreements.

At September 30, 2016, the Company had a carrying value of $1.69 billion in fixed rate long-term debt outstanding with a weighted average interest rate of approximately 5.40%. Discounting the future cash flows for fixed rate debt using rates of 2.97% to 4.56%, management estimates the fair value of the fixed rate debt to be approximately $1.80 billion with an estimated weighted average market rate of 3.76% at September 30, 2016.

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

11. Earnings Per Share

The following table summarizes the Company’s computation of basic and diluted earnings per share (EPS) for the three and nine months ended September 30, 2016 and 2015 (amounts in thousands except per share information):

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	Income (numerator)	Shares (denominator)	Per Share Amount	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Income from continuing operations	$57,526			$166,841
Less: preferred dividend requirements	(5,951)			(17,855)
Net income available to common shareholders	$51,575	63,627	$0.81	$148,986	63,296	$2.35
Diluted EPS:
Income from continuing operations available to common shareholders	$51,575	63,627		$148,986	63,296
Effect of dilutive securities:
Share options	—	120		—	97
Net income available to common shareholders	$51,575	63,747	$0.81	$148,986	63,393	$2.35

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Income (numerator)	Shares (denominator)	Per Share Amount	Income (numerator)	Shares (denominator)	Per Share Amount
Basic EPS:
Income from continuing operations	$50,054			$141,583
Less: preferred dividend requirements	(5,951)			(17,855)
Income from continuing operations available to common shareholders	$44,103	58,083	$0.76	$123,728	57,468	$2.15
Income from discontinued operations available to common shareholders	$141	58,083	$—	$199	57,468	$—
Net income available to common shareholders	$44,244	58,083	$0.76	$123,927	57,468	$2.15
Diluted EPS:
Income from continuing operations available to common shareholders	$44,103	58,083		$123,728	57,468
Effect of dilutive securities:
Share options	—	195		—	231
Income from continuing operations available to common shareholders	$44,103	58,278	$0.76	$123,728	57,699	$2.15
Income from discontinued operations available to common shareholders	$141	58,278	$—	$199	57,699	$—
Net income available to common shareholders	$44,244	58,278	$0.76	$123,927	57,699	$2.15

The additional 2.0 million common shares that would result from the conversion of the Company’s 5.75% Series C cumulative convertible preferred shares and the additional 1.6 million common shares that would result from the conversion of the Company’s 9.0% Series E cumulative convertible preferred shares and the corresponding add-back of the preferred dividends declared on those shares are not included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2016 and 2015 because the effect is anti-dilutive.

The dilutive effect of potential common shares from the exercise of share options is included in diluted earnings per share for the three and nine months ended September 30, 2016 and 2015. For the three months ended September 30, 2015, options to purchase 323 thousand shares of common shares per share prices ranging from $46.86 to $65.50, were not included in the computation of diluted earnings per share because the options were anti-dilutive. For the three months ended September 30, 2016, there were no anti-dilutive options. For the nine months ended September 30, 2016 and 2015, options to purchase 84 thousand and 315 thousand shares of common shares, respectively, at a per share price of $61.79 for the nine months ended September 30, 2016 and per share prices ranging from $51.64 to $65.50 for the nine months ended September 30, 2015, were not included in the computation of diluted earnings per share because the options were anti-dilutive.

12. Equity Incentive Plan

All grants of common shares and options to purchase common shares were issued under the Company's 2007 Equity Incentive Plan prior to May 12, 2016 and under the 2016 Equity Incentive Plan on and after May 12, 2016. Under the 2016 Equity Incentive Plan, an aggregate of 1,950,000 common shares, options to purchase common shares and restricted share units, subject to adjustment in the event of certain capital events, may be granted. At September 30, 2016, there were 1,950,000 shares available for grant under the 2016 Equity Incentive Plan.

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

	Number of options	Option price per share			Weighted avg. exercise price
Outstanding at December 31, 2015	516,305	$19.02	—	$65.50	$48.42
Exercised	(128,027)	19.41	—	65.50	38.13
Outstanding at September 30, 2016	388,278	$19.02	—	$65.50	$51.81
There were no options granted during the nine months ended September 30, 2016. The weighted average fair value of options granted was $16.35 during the nine months ended September 30, 2015. The intrinsic value of stock options exercised was $3.4 million and $6.7 million for the nine months ended September 30, 2016 and 2015, respectively. Additionally, the Company repurchased 86,337 shares into treasury shares in conjunction with the stock options exercised during the nine months ended September 30, 2016 with a total value of $5.6 million. At September 30, 2016, stock-option expense to be recognized in future periods was $1.2 million.

The expense related to share options included in the determination of net income for the nine months ended September 30, 2016 and 2015 was $0.7 million and $2.2 million (including $1.4 million included in retirement severance expense in the accompanying consolidated statements of income), respectively. The following assumptions were used in applying the Black-Scholes option pricing model at the grant dates for the nine months ended September 30, 2015: risk-free interest rate of 1.9%, dividend yield of 5.9%, volatility factors in the expected market price of the Company’s common shares of 48.0%, 0.78% expected forfeiture rate and an expected life of approximately six years. The Company uses historical data to estimate the expected life of the option and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Additionally, expected volatility is computed based on the average historical volatility of the Company’s publicly traded shares.

The following table summarizes outstanding options at September 30, 2016:

Exercise price range	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)
$ 19.02 - 19.99	11,097	2.6
20.00 - 29.99	—	—
30.00 - 39.99	1,428	3.3
40.00 - 49.99	160,251	4.5
50.00 - 59.99	100,820	6.9
60.00 - 65.50	114,682	6.4
	388,278	5.7	$51.81	$10,457
The following table summarizes exercisable options at September 30, 2016:

Exercise price range	Options outstanding	Weighted avg. life remaining	Weighted avg. exercise price	Aggregate intrinsic value (in thousands)
$ 19.02 - 19.99	11,097	2.6
20.00 - 29.99	—	—
30.00 - 39.99	1,428	3.3
40.00 - 49.99	145,971	4.3
50.00 - 59.99	48,679	6.6
60.00 - 65.50	48,697	3.8
	255,872	4.6	$49.48	$7,486

Nonvested Shares
A summary of the Company’s nonvested share activity and related information is as follows:

	Number of shares	Weighted avg. grant date fair value	Weighted avg. life remaining
Outstanding at December 31, 2015	390,441	$54.84
Granted	300,752	61.53
Vested	(156,876)	52.74
Forfeited	—	—
Outstanding at September 30, 2016	534,317	$59.22	1.27
The holders of nonvested shares have voting rights and receive dividends from the date of grant. These shares vest ratably over a period of three to four years. The fair value of the nonvested shares that vested was $9.2 million and $17.1 million (including $6.7 million in retirement severance expense in the accompanying consolidated statements of income) for the nine months ended September 30, 2016 and 2015, respectively. At September 30, 2016, unamortized share-based compensation expense related to nonvested shares was $18.6 million.

Restricted Share Units
A summary of the Company’s restricted share unit activity and related information is as follows:

	Number of shares	Weighted avg. grant date fair value	Weighted avg. life remaining
Outstanding at December 31, 2015	18,036	$57.57
Granted	15,805	70.93
Vested	(18,036)	57.57
Outstanding at September 30, 2016	15,805	$70.93	0.61

The holders of restricted share units receive dividend equivalents from the date of grant. The share units vest upon the earlier of the day preceding the next annual meeting of shareholders or a change of control. The settlement date for the shares is selected by the non-employee Trustee, and ranges from one year from the grant date to upon termination of service. At September 30, 2016, unamortized share-based compensation expense related to restricted share units was $654 thousand.

13. Other Commitments and Contingencies

As of September 30, 2016, the Company had an aggregate of approximately $284.4 million of commitments to fund development projects including 20 entertainment development projects for which it had commitments to fund approximately $91.7 million, 17 education development projects for which it had commitments to fund approximately $125.9 million, and six recreation development projects for which it had commitments to fund approximately $66.8 million. Development costs are advanced by the Company in periodic draws. If the Company determines that construction is not being completed in accordance with the terms of the development agreement, it can discontinue funding construction draws. The Company has agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

Additionally as of September 30, 2016, the Company had a commitment to fund approximately $120.0 million over the next three years, of which none has been funded, to complete an indoor waterpark hotel and adventure park at the Adelaar casino and resort project in Sullivan County, New York. The Company is also responsible for the construction of the casino and resort project common infrastructure. In June 2016, the Sullivan County Infrastructure Local Development Corporation issued $110.0 million of Series 2016 Revenue Bonds which is expected to fund a substantial portion of such construction costs. The Company received an initial reimbursement of $43.4 million of construction costs and expects to receive an additional $44.9 million of reimbursements over the balance of the construction period. Construction of infrastructure improvements is expected to be completed in 2017.

The Company has certain commitments related to its mortgage note investments that it may be required to fund in the future. The Company is generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of September 30, 2016, the Company had five mortgage notes receivable with commitments totaling approximately $16.7 million. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

The Company has provided guarantees of the payment of certain economic development revenue bonds totaling $24.9 million related to two theatres in Louisiana for which the Company earns a fee at annual rates of 2.88% to 4.00% over the 30-year terms of the related bonds. The Company recorded $10.6 million as a deferred asset included in other assets and $10.6 million included in other liabilities in the accompanying consolidated balance sheet as of September 30, 2016 related to these guarantees. No amounts have been accrued as a loss contingency related to these guarantees because payment by the Company is not probable.

In connection with construction of its development projects and related infrastructure, certain public agencies require posting of surety bonds to guarantee that the Company's obligations are satisfied. These bonds expire upon the completion of the improvements or infrastructure. As of September 30, 2016, the Company had three surety bonds outstanding totaling $21.7 million.

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

The first case was filed on June 7, 2011 by the Cappelli Group in the Supreme Court of the State of New York, County of Sullivan, against two subsidiaries of the Company. The Company obtained a summary judgment on June 30, 2014 in this case which was affirmed on appeal on March 18, 2016. As a result, this case is now closed.

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

The third case was filed with the United States District Court for the Southern District of New York by Concord Associates L.P. and six other companies affiliated with Mr. Cappelli against the Company and certain of its subsidiaries, Empire Resorts, Inc. and Monticello Raceway Management, Inc., and Kien Huat Realty III Limited and Genting New York LLC. The defendants obtained a dismissal of the case on September 18, 2013 which was affirmed on appeal. As a result, the case is now closed.
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

See Note 16 (Subsequent Events) for a discussion of commitments incurred subsequent to quarter-end.

14. Segment Information

The Company groups investments into four reportable operating segments: Entertainment, Education, Recreation and Other. The financial information summarized below is presented by reportable operating segment:

Balance Sheet Data:
	As of September 30, 2016
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Total Assets	$2,125,337	$1,180,344	$1,073,502	$191,512	$50,275	$4,620,970

	As of December 31, 2015
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Total Assets	$2,006,926	$1,013,930	$935,266	$203,757	$57,391	$4,217,270

Operating Data:
	Three Months Ended September 30, 2016
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Rental revenue	$64,134	$19,900	$15,958	$2,290	$—	$102,282
Tenant reimbursements	3,816	5	—	—	—	3,821
Other income	8	—	1,825	—	643	2,476
Mortgage and other financing income	1,294	7,319	8,384	34	—	17,031
Total revenue	69,252	27,224	26,167	2,324	643	125,610

Property operating expense	5,228	—	—	233	165	5,626
Total investment expenses	5,228	—	—	233	165	5,626
Net operating income - before unallocated items	64,024	27,224	26,167	2,091	478	119,984

Reconciliation to Consolidated Statements of Income:
General and administrative expense						(9,091)
Costs associated with loan refinancing or payoff						(14)
Interest expense, net						(24,265)
Transaction costs						(2,947)
Depreciation and amortization						(27,601)
Equity in income from joint ventures						203
Gain on sale of real estate						1,615
Income tax expense						(358)
Net income attributable to EPR Properties						57,526
Preferred dividend requirements						(5,951)
Net income available to common shareholders of EPR Properties						$51,575

	Three Months Ended September 30, 2015
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Rental revenue	$59,637	$13,990	$12,079	$—	$—	$85,706
Tenant reimbursements	3,718	—	—	—	—	3,718
Other income	1	—	—	55	662	718
Mortgage and other financing income	1,782	7,479	8,835	97	—	18,193
Total revenue	65,138	21,469	20,914	152	662	108,335

Property operating expense	5,413	—	—	83	—	5,496
Other expense	—	—	—	221	—	221
Total investment expenses	5,413	—	—	304	—	5,717
Net operating income - before unallocated items	59,725	21,469	20,914	(152)	662	102,618

Reconciliation to Consolidated Statements of Income:
General and administrative expense						(7,482)
Costs associated with loan refinancing or payoff						(18)
Interest expense, net						(20,529)
Transaction costs						(783)
Depreciation and amortization						(23,498)
Equity in income from joint ventures						339
Loss on sale of real estate						(95)
Income tax expense						(498)
Discontinued operations:
Income from discontinued operations						141
Net income attributable to EPR Properties						50,195
Preferred dividend requirements						(5,951)
Net income available to common shareholders of EPR Properties						$44,244

	Nine Months Ended September 30, 2016
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Rental revenue	$185,530	$54,797	$45,443	$6,345	$—	$292,115
Tenant reimbursements	11,570	7	—	—	—	11,577
Other income	222	—	3,635	—	1,955	5,812
Mortgage and other financing income	4,927	25,228	22,650	102	—	52,907
Total revenue	202,249	80,032	71,728	6,447	1,955	362,411

Property operating expense	15,815	—	8	419	445	16,687
Other expense	—	—	—	5	—	5
Total investment expenses	15,815	—	8	424	445	16,692
Net operating income - before unallocated items	186,434	80,032	71,720	6,023	1,510	345,719

Reconciliation to Consolidated Statements of Income:
General and administrative expense						(27,309)
Costs associated with loan refinancing or payoff						(905)
Interest expense, net						(70,310)
Transaction costs						(4,881)
Depreciation and amortization						(79,222)
Equity in income from joint ventures						501
Gain on sale of real estate						3,885
Income tax expense						(637)
Net income attributable to EPR Properties						166,841
Preferred dividend requirements						(17,855)
Net income available to common shareholders of EPR Properties						$148,986

	Nine Months Ended September 30, 2015
	Entertainment	Education	Recreation	Other	Corporate/Unallocated	Consolidated
Rental revenue	$179,407	$34,887	$26,012	$—	$—	$240,306
Tenant reimbursements	12,009	—	—	(23)	—	11,986
Other income	504	—	—	118	1,794	2,416
Mortgage and other financing income	5,346	23,056	25,629	290	—	54,321
Total revenue	197,266	57,943	51,641	385	1,794	309,029

Property operating expense	17,399	—	—	224	—	17,623
Other expense	—	—	—	533	—	533
Total investment expenses	17,399	—	—	757	—	18,156
Net operating income - before unallocated items	179,867	57,943	51,641	(372)	1,794	290,873

Reconciliation to Consolidated Statements of Income:
General and administrative expense						(22,920)
Retirement severance expense						(18,578)
Costs associated with loan refinancing or payoff						(261)
Interest expense, net						(59,123)
Transaction costs						(6,818)
Depreciation and amortization						(64,702)
Equity in income from joint ventures						701
Gain on sale of real estate						23,829
Income tax expense						(1,418)
Discontinued operations:
Income from discontinued operations						199
Net income attributable to EPR Properties						141,782
Preferred dividend requirements						(17,855)
Net income available to common shareholders of EPR Properties						$123,927

15. Condensed Consolidating Financial Statements

A portion of the Company's subsidiaries have guaranteed the Company’s indebtedness under the Company's unsecured credit facilities and existing senior unsecured notes. The guarantees are joint and several, full and unconditional and subject to customary release provisions. The following summarizes the Company’s condensed consolidating information as of September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 and 2015 (in thousands):
Condensed Consolidating Balance Sheet As of September 30, 2016

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets
Rental properties, net	$—	$3,057,994	$433,004	$—	$3,490,998
Land held for development	—	1,258	21,272	—	22,530
Property under development	181	216,637	46,208	—	263,026
Mortgage notes and related accrued interest receivable	—	438,166	2,712	—	440,878
Investment in a direct financing lease, net	—	189,152	—	—	189,152
Investment in joint ventures	—	—	6,159	—	6,159
Cash and cash equivalents	4,551	737	2,023	—	7,311
Restricted cash	370	19,037	1,056	—	20,463
Accounts receivable, net	135	72,418	8,664	—	81,217
Intercompany notes receivable	—	179,589	—	(179,589)	—
Investments in subsidiaries	4,278,472	—	—	(4,278,472)	—
Other assets	22,477	24,174	52,585	—	99,236
Total assets	$4,306,186	$4,199,162	$573,683	$(4,458,061)	$4,620,970
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$44,253	$53,461	$3,305	$—	$101,019
Dividends payable	26,312	—	—	—	26,312
Unearned rents and interest	—	54,894	742	—	55,636
Intercompany notes payable	—	—	179,589	(179,589)	—
Debt	2,046,194	—	202,382	—	2,248,576
Total liabilities	2,116,759	108,355	386,018	(179,589)	2,431,543
Total equity	2,189,427	4,090,807	187,665	(4,278,472)	2,189,427
Total liabilities and equity	$4,306,186	$4,199,162	$573,683	$(4,458,061)	$4,620,970

Condensed Consolidating Balance Sheet As of December 31, 2015

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Assets
Rental properties, net	$—	$2,590,158	$435,041	$—	$3,025,199
Land held for development	—	1,258	22,352	—	23,610
Property under development	—	324,360	54,560	—	378,920
Mortgage notes and related accrued interest receivable	—	400,935	22,845	—	423,780
Investment in a direct financing lease, net	—	190,880	—	—	190,880
Investment in joint ventures	—	—	6,168	—	6,168
Cash and cash equivalents	1,089	1,289	1,905	—	4,283
Restricted cash	475	9,059	1,044	—	10,578
Accounts receivable, net	285	49,237	9,579	—	59,101
Intercompany notes receivable	—	177,526	—	(177,526)	—
Investments in subsidiaries	3,825,897	—	—	(3,825,897)	—
Other assets	23,053	10,589	61,109	—	94,751
Total assets	$3,850,799	$3,755,291	$614,603	$(4,003,423)	$4,217,270
Liabilities and Equity
Liabilities:
Accounts payable and accrued liabilities	$49,671	$39,228	$3,279	$—	$92,178
Dividends payable	24,352	—	—	—	24,352
Unearned rents and interest	—	44,012	940	—	44,952
Intercompany notes payable	—	—	177,526	(177,526)	—
Debt	1,702,908	63,682	215,330	—	1,981,920
Total liabilities	1,776,931	146,922	397,075	(177,526)	2,143,402
Total equity	2,073,868	3,608,369	217,528	(3,825,897)	2,073,868
Total liabilities and equity	$3,850,799	$3,755,291	$614,603	$(4,003,423)	$4,217,270

Condensed Consolidating Statement of Income Three Months Ended September 30, 2016

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Rental revenue	$—	$89,178	$13,104	$—	$102,282
Tenant reimbursements	—	1,338	2,483	—	3,821
Other income	—	1,829	647	—	2,476
Mortgage and other financing income	286	16,692	53	—	17,031
Intercompany fee income	677	—	—	(677)	—
Interest income on intercompany notes receivable	—	2,460	—	(2,460)	—
Total revenue	963	111,497	16,287	(3,137)	125,610
Equity in subsidiaries’ earnings	84,755	—	—	(84,755)	—
Property operating expense	—	2,916	2,710	—	5,626
Intercompany fee expense	—	—	677	(677)	—
General and administrative expense	—	7,927	1,164	—	9,091
Costs associated with loan refinancing or payoff	—	14	—	—	14
Interest expense, net	24,414	(2,395)	2,246	—	24,265
Interest expense on intercompany notes payable	—	—	2,460	(2,460)	—
Transaction costs	2,947	—	—	—	2,947
Depreciation and amortization	449	23,768	3,384	—	27,601
Income before equity in income from joint ventures and other items	57,908	79,267	3,646	(84,755)	56,066
Equity in income from joint ventures	—	—	203	—	203
Gain on sale of real estate	—	1,615	—	—	1,615
Income before income taxes	57,908	80,882	3,849	(84,755)	57,884
Income tax benefit (expense)	(382)	—	24	—	(358)
Net income attributable to EPR Properties	57,526	80,882	3,873	(84,755)	57,526
Preferred dividend requirements	(5,951)	—	—	—	(5,951)
Net income available to common shareholders of EPR Properties	$51,575	$80,882	$3,873	$(84,755)	$51,575
Comprehensive income attributable to EPR Properties	$58,739	$80,882	$2,440	$(83,322)	$58,739

Condensed Consolidating Statement of Income Three Months Ended September 30, 2015

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Rental revenue	$—	$72,001	$13,705	$—	$85,706
Tenant reimbursements	—	1,254	2,464	—	3,718
Other income	—	1	717	—	718
Mortgage and other financing income	212	16,526	1,455	—	18,193
Intercompany fee income	665	—	—	(665)	—
Interest income on intercompany notes receivable	—	2,390	—	(2,390)	—
Total revenue	877	92,172	18,341	(3,055)	108,335
Equity in subsidiaries’ earnings	71,740	—	—	(71,740)	—
Property operating expense	—	2,636	2,860	—	5,496
Intercompany fee expense	—	—	665	(665)	—
Other expense	—	—	221	—	221
General and administrative expense	—	6,201	1,281	—	7,482
Costs associated with loan refinancing or payoff	—	18	—	—	18
Interest expense, net	20,843	(2,754)	2,440	—	20,529
Interest expense on intercompany notes payable	—	—	2,390	(2,390)	—
Transaction costs	746	—	37	—	783
Depreciation and amortization	422	19,834	3,242	—	23,498
Income before equity in income from joint ventures and other items	50,606	66,237	5,205	(71,740)	50,308
Equity in income from joint ventures	—	—	339	—	339
Loss on sale of real estate	—	(95)	—	—	(95)
Income before income taxes	50,606	66,142	5,544	(71,740)	50,552
Income tax expense	(411)	—	(87)	—	(498)
Income from continuing operations	50,195	66,142	5,457	(71,740)	50,054
Discontinued operations:
Income from discontinued operations	—	141	—	—	141
Net income attributable to EPR Properties	50,195	66,283	5,457	(71,740)	50,195
Preferred dividend requirements	(5,951)	—	—	—	(5,951)
Net income available to common shareholders of EPR Properties	$44,244	$66,283	$5,457	$(71,740)	$44,244
Comprehensive income attributable to EPR Properties	$47,315	$66,280	$5,359	$(71,639)	$47,315

Condensed Consolidating Statement of Income Nine Months Ended September 30, 2016

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Rental revenue	$—	$251,900	$40,215	$—	$292,115
Tenant reimbursements	—	4,059	7,518	—	11,577
Other income	—	3,648	2,164	—	5,812
Mortgage and other financing income	710	48,370	3,827	—	52,907
Intercompany fee income	2,018	—	—	(2,018)	—
Interest income on intercompany notes receivable	—	7,297	—	(7,297)	—
Total revenue	2,728	315,274	53,724	(9,315)	362,411
Equity in subsidiaries’ earnings	240,420	—	—	(240,420)	—
Property operating expense	—	8,135	8,552	—	16,687
Intercompany fee expense	—	—	2,018	(2,018)	—
Other expense	—	—	5	—	5
General and administrative expense	—	23,318	3,991	—	27,309
Costs associated with loan refinancing or payoff	—	353	552	—	905
Interest expense, net	69,042	(5,596)	6,864	—	70,310
Interest expense on intercompany notes payable	—	—	7,297	(7,297)	—
Transaction costs	4,778	—	103	—	4,881
Depreciation and amortization	1,338	67,516	10,368	—	79,222
Income before equity in income from joint ventures and other items	167,990	221,548	13,974	(240,420)	163,092
Equity in income from joint ventures	—	—	501	—	501
Gain on sale of real estate	—	3,885	—	—	3,885
Income before income taxes	167,990	225,433	14,475	(240,420)	167,478
Income tax benefit (expense)	(1,149)	—	512	—	(637)
Net income attributable to EPR Properties	166,841	225,433	14,987	(240,420)	166,841
Preferred dividend requirements	(17,855)	—	—	—	(17,855)
Net income available to common shareholders of EPR Properties	$148,986	$225,433	$14,987	$(240,420)	$148,986
Comprehensive income attributable to EPR Properties	$165,917	$225,433	$15,391	$(240,824)	$165,917

Condensed Consolidating Statement of Income Nine Months Ended September 30, 2015

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
Rental revenue	$—	$198,040	$42,266	$—	$240,306
Tenant reimbursements	—	3,928	8,058	—	11,986
Other income	—	3	2,413	—	2,416
Mortgage and other financing income	636	46,830	6,855	—	54,321
Intercompany fee income	2,062	—	—	(2,062)	—
Interest income on intercompany notes receivable	111	7,339	—	(7,450)	—
Total revenue	2,809	256,140	59,592	(9,512)	309,029
Equity in subsidiaries’ earnings	224,052	—	—	(224,052)	—
Property operating expense	—	8,412	9,211	—	17,623
Intercompany fee expense	—	—	2,062	(2,062)	—
Other expense	—	—	533	—	533
General and administrative expense	—	18,510	4,410	—	22,920
Retirement severance expense	18,578	—	—	—	18,578
Costs associated with loan refinancing or payoff	243	18	—	—	261
Interest expense, net	57,027	(5,254)	7,350	—	59,123
Interest expense on intercompany notes payable	—	—	7,450	(7,450)	—
Transaction costs	6,482	—	336	—	6,818
Depreciation and amortization	1,200	53,592	9,910	—	64,702
Income before equity in income from joint ventures and other items	143,331	180,862	18,330	(224,052)	118,471
Equity in income from joint ventures	—	—	701	—	701
Gain on sale of real estate	—	23,653	176	—	23,829
Income before income taxes	143,331	204,515	19,207	(224,052)	143,001
Income tax benefit (expense)	(1,549)	—	131	—	(1,418)
Income from continuing operations	141,782	204,515	19,338	(224,052)	141,583
Discontinued operations:
Income from discontinued operations	—	199	—	—	199
Net income attributable to EPR Properties	141,782	204,714	19,338	(224,052)	141,782
Preferred dividend requirements	(17,855)	—	—	—	(17,855)
Net income available to common shareholders of EPR Properties	$123,927	$204,714	$19,338	$(224,052)	$123,927
Comprehensive income attributable to EPR Properties	$134,626	$204,663	$15,913	$(220,576)	$134,626

Condensed Consolidating Statement of Cash Flows Nine Months Ended September 30, 2016

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Intercompany fee income (expense)	$2,018	$—	$(2,018)	$—
Interest income (expense) on intercompany receivable/payable	—	7,297	(7,297)	—
Net cash provided (used) by other operating activities	(74,550)	254,721	35,602	215,773
Net cash provided (used) by operating activities	(72,532)	262,018	26,287	215,773
Investing activities:
Acquisition of rental properties and other assets	(180)	(175,075)	(2,107)	(177,362)
Proceeds from sale of real estate	—	19,175	1,476	20,651
Investment in mortgage notes receivable	—	(80,786)	—	(80,786)
Proceeds from mortgage note receivable paydown	—	44,556	19,320	63,876
Proceeds from sale of infrastructure related to issuance of revenue bonds	—	43,462	—	43,462
Investment in promissory notes receivable	—	(66)	—	(66)
Proceeds from insurance recovery	—	2,635	401	3,036
Proceeds from sale of investments in a direct financing lease, net	—	825	—	825
Additions to property under development	(181)	(282,554)	(6,152)	(288,887)
Investment in intercompany notes payable	—	(2,063)	2,063	—
Advances to subsidiaries, net	(203,471)	231,048	(27,577)	—
Net cash used by investing activities	(203,832)	(198,843)	(12,576)	(415,251)
Financing activities:
Proceeds from debt facilities and senior unsecured notes	840,000	—	14,360	854,360
Principal payments on debt	(496,000)	(63,727)	(27,382)	(587,109)
Deferred financing fees paid	(3,020)	—	(27)	(3,047)
Costs associated with loan refinancing or payoff (cash portion)	—	—	(482)	(482)
Net proceeds from issuance of common shares	142,452	—	—	142,452
Impact of stock option exercises, net	(717)	—	—	(717)
Purchase of common shares for treasury for vesting	(4,211)	—	—	(4,211)
Dividends paid to shareholders	(198,678)	—	—	(198,678)
Net cash provided (used) by financing activities	279,826	(63,727)	(13,531)	202,568
Effect of exchange rate changes on cash	—	—	(62)	(62)
Net increase (decrease) in cash and cash equivalents	3,462	(552)	118	3,028
Cash and cash equivalents at beginning of the period	1,089	1,289	1,905	4,283
Cash and cash equivalents at end of the period	$4,551	$737	$2,023	$7,311

Condensed Consolidating Statement of Cash Flows Nine Months Ended September 30, 2015

	EPR Properties (Issuer)	Wholly Owned Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Intercompany fee income (expense)	$2,062	$—	$(2,062)	$—
Interest income (expense) on intercompany receivable/payable	111	7,339	(7,450)	—
Net cash provided (used) by other operating activities	(83,543)	235,839	32,012	184,308
Net cash provided (used) by operating activities of continuing operations	(81,370)	243,178	22,500	184,308
Net cash provided by operating activities of discontinued operations	—	514	—	514
Net cash provided (used) by operating activities	(81,370)	243,692	22,500	184,822
Investing activities:
Acquisition of rental properties and other assets	(392)	(135,627)	(10)	(136,029)
Proceeds from sale of real estate	—	44,911	1,081	45,992
Investment in mortgage note receivable	—	(18,073)	(44,863)	(62,936)
Proceeds from mortgage note receivable paydown	—	975	—	975
Proceeds from sale of investments in a direct financing lease, net	—	4,741	—	4,741
Additions to property under development	(5)	(321,559)	(3,295)	(324,859)
Advances to subsidiaries, net	(374,011)	343,293	30,718	—
Net cash used by investing activities	(374,408)	(81,339)	(16,369)	(472,116)
Financing activities:
Proceeds from debt facilities	648,914	155,000	—	803,914
Principal payments on debt	(89,000)	(317,897)	(6,172)	(413,069)
Deferred financing fees paid	(6,944)	(8)	—	(6,952)
Net proceeds from issuance of common shares	99,760	—	—	99,760
Impact of stock option exercises, net	(3,192)	—	—	(3,192)
Purchase of common shares for treasury for vesting	(8,222)	—	—	(8,222)
Dividends paid to shareholders	(172,926)	—	—	(172,926)
Net cash provided (used) by financing activities	468,390	(162,905)	(6,172)	299,313
Effect of exchange rate changes on cash	—	(12)	(729)	(741)
Net increase (decrease) in cash and cash equivalents	12,612	(564)	(770)	11,278
Cash and cash equivalents at beginning of the period	(1,234)	2,074	2,496	3,336
Cash and cash equivalents at end of the period	$11,378	$1,510	$1,726	$14,614

16. Subsequent Event

Subsequent to quarter-end, on November 2, 2016, the Company entered into a definitive Purchase and Sale Agreement with CNL Lifestyle Properties, Inc. (CNL Lifestyle) and funds affiliated with Och-Ziff Real Estate (OZRE). The agreement provides for the Company's acquisition of the Northstar California Ski Resort, 15 attraction properties (waterparks and amusement parks) and five small family entertainment centers for aggregate consideration valued at approximately $456 million. Additionally, the Company has agreed to provide approximately $244 million of five-year secured debt financing to OZRE for the purchase of 14 CNL Lifestyle ski properties valued at approximately $374 million. The Company’s aggregate investment in this transaction is projected to be valued at approximately $700 million and is expected to be funded with approximately $647 million of the Company's common shares and $53 million of cash before pro-rations, transaction costs and closing adjustments, a portion of which is expected to be included in the secured debt financing to OZRE. Additionally, the Company has also agreed to fund 65% of pre-approved, future property improvements with such advances capped at $52 million. All OZRE financing will bear interest at 8.5%.

The Company’s common share consideration is subject to a two-way collar between $68.25 and $82.63 per share. If the Company's volume weighted average share price over the 10 trading days ending on the second trading day prior to close (the Average EPR Share Price) increases between the signing of the agreement and the closing, CNL Lifestyle will receive fewer shares until the Average EPR Share Price reaches $82.63, at which point the number of shares will be fixed at approximately 7.8 million. Conversely, if the Company’s share price decreases between signing and closing, CNL Lifestyle will receive more shares until the Average EPR Share Price reaches $68.25, at which point the number of shares will be fixed at approximately 9.5 million. Post-transaction, CNL Lifestyle will own between approximately 11% and 13% of the Company's pro forma common shares outstanding before distributing the shares to the CNL Lifestyle stockholders.
This transaction is subject to customary closing conditions, including the approval of the transaction by stockholders holding a majority of the outstanding shares of common stock of CNL Lifestyle and various third party consents and governmental permits. It is anticipated that this transaction will close in early second quarter of 2017; however, there can be no assurances as to the actual closing of the timing of the closing.
In addition, the Company and OZRE, on a joint and several basis, will be required to pay a reverse termination fee of $60.0 million plus reimbursement of expenses incurred after June 10, 2016 (up to $10.0 million) to CNL Lifestyle if the Purchase and Sale Agreement is terminated because the Company and OZRE fail to close the transaction as required under the agreement after the conditions to the obligations to close have been satisfied or waived.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto on this Form 10-Q of EPR Properties (“the Company”, “EPR”, “we” or “us”). The forward-looking statements included in this discussion and elsewhere on this Form 10-Q involve risks and uncertainties, including anticipated financial performance, business prospects, industry trends, shareholder returns, performance of leases by tenants, performance on loans to customers and other matters, which reflect management's best judgment based on factors currently known. See “Cautionary Statement Concerning Forward-Looking Statements” which is incorporated herein by reference. Actual results and experience could differ materially from the anticipated results and other expectations expressed in our forward-looking statements as a result of a number of factors, including but not limited to those discussed in this Item and Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 25, 2016, as supplemented by Part II, Item 1A - "Risk Factors" in this Quarterly Report on Form 10-Q.

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

Historically, our primary challenges have been locating suitable properties, negotiating favorable lease or financing terms (on new or existing properties), and managing our portfolio as we have continued to grow. We believe our management’s knowledge and industry relationships have facilitated opportunities for us to acquire, finance and lease properties. Our business is subject to a number of risks and uncertainties, including those described in Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, as supplemented by Part II, Item 1A - "Risk Factors" in this Quarterly Report on Form 10-Q.

As of September 30, 2016, our total assets were approximately $4.6 billion (after accumulated depreciation of approximately $0.6 billion) which included investments in each of our four operating segments with properties located in 37 states, the District of Columbia and Ontario, Canada.

•
Our Entertainment segment included investments in 139 megaplex theatre properties, eight entertainment retail centers (which include eight additional megaplex theatre properties) and eight family entertainment centers. Our portfolio of owned entertainment properties consisted of 12.4 million square feet and was 99% leased, including megaplex theatres that were 100% leased. At September 30, 2016, there were two megaplex theatres, two family entertainment centers, and six redevelopment projects under construction.

•
Our Education segment included investments in 74 public charter school properties, five private schools and 24 early education centers. Our portfolio of owned education properties consisted of 4.8 million square feet and was 100% leased. At September 30, 2016, there were two public charter schools, 13 early childhood education centers, and two expansions under construction.

•
Our Recreation segment included investments in 11 metro ski parks, five waterparks and 23 golf entertainment complexes. Our portfolio of owned recreation properties was 100% leased. At September 30, 2016, there was one waterpark, five Topgolf golf entertainment facilities, and one redevelopment project under construction.

•	Our Other segment consisted primarily of land under lease, property under development and land held for development related to the Adelaar casino and resort project in Sullivan County, New York.

The combined owned portfolio consisted of 19.6 million square feet and was 99.5% leased. As of September 30, 2016, we had a total of approximately $263.0 million invested in property under development.

Our total investments (a non-GAAP financial measure) were approximately $5.1 billion at September 30, 2016. We define total investments as the sum of the carrying values of rental properties and rental properties held for sale (before accumulated depreciation), land held for development, property under development, mortgage notes receivable (including related accrued interest receivable), net, investment in a direct financing lease, net, investment in joint ventures, intangible assets (before accumulated amortization) and notes receivable and related accrued interest receivable. Total investments is a non-GAAP financial measure. See "Non-GAAP Financial Measures" for the calculation of total investments and reconciliation of total investments to "Total assets" in the consolidated balance sheet at September 30, 2016 and December 31, 2015.

For financial reporting purposes, we group our investments into four reportable operating segments: Entertainment, Education, Recreation and Other. Of our total investments of $5.1 billion at September 30, 2016, $2.6 billion or 52% related to our Entertainment segment, $1.2 billion or 23% related to our Education segment, $1.1 billion or 21% related to our Recreation segment and $180.0 million or 4% related to our Other segment.

Operating Results

Our total revenue, net income available to common shareholders per diluted share and Funds From Operations As Adjusted ("FFOAA") per diluted share (a non-GAAP financial measure) are detailed below for the three and nine months ended September 30, 2016 and 2015 (in millions, except per share information):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Increase	2016	2015	Increase
Total revenue	$125.6	$108.3	16%	$362.4	$309.0	17%
Net income available to common shareholders per diluted share	0.81	0.76	7%	2.35	2.15	9%
FFOAA per diluted share (1)	1.23	1.17	5%	3.56	3.27	9%

(1) FFOAA is a non-GAAP financial measure. For the definitions and further details on the calculations of FFOAA and certain other non-GAAP financial measures, see section below titled "Non-GAAP Financial Measures."

Three and Nine Months Ended September 30, 2016

•
Our total revenue, net income available to common shareholders per diluted share and FFOAA per diluted share for the three and nine months ended September 30, 2016 were favorably impacted by the results of investment spending in 2015 and 2016, and for the nine months ended September 30, 2016 were favorably impacted by a $3.6 million prepayment fee from the early payoff of a mortgage note secured by a public charter school property.

•
Our net income available to common shareholders per diluted share and FFOAA per diluted share for the three and nine months ended September 30, 2016 were favorably impacted by lower financing rates and gains on sale of real estate of $0.5 million and $2.8 million, respectively, related to termination fees recognized with the exercise of tenant purchase options on two of our public charter school properties.

•
Our total revenue and net income available to common shareholders per diluted share for the three and nine months ended September 30, 2016 were favorably impacted by $1.8 million and $3.8 million gains from insurance claims, respectively.

•
Our net income available to common shareholders per diluted share and FFOAA per diluted share for the three and nine months ended September 30, 2016 were unfavorably impacted by an increase in general and administrative expense, a decrease in capitalization of interest expense and an increase in common shares outstanding.

•
Our net income available to common shareholders per diluted share for the nine months ended September 30, 2016 was favorably impacted by lower transaction costs and unfavorably impacted by higher costs associated with loan refinancing or payoff. However, net income available to common shareholders per diluted share for the three months ended September 30, 2016 was unfavorably impacted by higher transaction costs. Additionally, net income available to common shareholders per diluted share for the three and nine months ended September 30, 2016 was favorably impacted by lower income tax expense.

Three and Nine Months Ended September 30, 2015

•
Our total revenue, net income available to common shareholders per diluted share and FFOAA per diluted share for the three and nine months ended September 30, 2015 were favorably impacted primarily from the results of investment spending in 2014 and 2015.

•
Our total revenue, net income available to common shareholders per diluted share and FFOAA per diluted share for the three and nine months ended September 30, 2015 were unfavorably impacted by the sale of four public charter schools in April 2014 and the payoff of various mortgage notes due from Peak Resorts, Inc. in December 2014, as well as a weaker Canadian dollar exchange rate.

•
Our net income available to common shareholders per diluted share and FFOAA per diluted share for the three and nine months ended September 30, 2015 was favorably impacted by capitalization of interest expense related to Adelaar and lower financing rates and was unfavorably impacted by an increase in common shares outstanding.

•
Our net income available to common shareholders per diluted share for the nine months ended September 30, 2015 was favorably impacted by gains from property dispositions of $23.8 million as well as a decrease in income tax expense related to our Canadian operations and unfavorably impacted by higher transaction costs and retirement severance expense of $18.6 million related to the retirement of our former Chief Executive Officer.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. In preparing these financial statements, management has made its best estimates and assumptions that affect the reported assets and liabilities. The most significant assumptions and estimates relate to consolidation, revenue recognition, depreciable lives of the real estate, the valuation of real estate, accounting for real estate acquisitions, estimating reserves for uncollectible receivables and the accounting for mortgage and other notes receivable, all of which are described as our critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2015. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates. For the nine months ended September 30, 2016, there were no changes to critical accounting policies.

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

On August 8, 2016, we prepaid in full three mortgage notes payable totaling $16.4 million, which were secured by three theatre properties. Additionally, on September 1, 2016, we prepaid in full four mortgage notes payable totaling $21.7 million, which were secured by four theatre properties.

On August 22, 2016, we issued $340.0 million of senior unsecured notes in a private placement transaction.  The notes were issued in two tranches with $148.0 million bearing interest at 4.35% and due August 22, 2024, and $192.0 million bearing interest at 4.56% and due August 22, 2026. The notes are guaranteed by the Company's subsidiaries that guarantee the Company's unsecured credit facilities and existing senior unsecured notes.

Issuance of Common Shares

On January 21, 2016, we issued 2,250,000 common shares in a registered public offering for a total net proceeds, after the underwriting discount and offering expenses, of approximately $125.0 million. The net proceeds from the public offering were used to pay down our unsecured revolving credit facility.

During the nine months ended September 30, 2016, we issued an aggregate of 258,263 common shares under the direct share purchase component of our Dividend Reinvestment and Direct Share Purchase Plan ("DSPP") for total net proceeds of $16.9 million. These proceeds were used to pay down a portion of our unsecured revolving credit facility.

Investment Spending

Our investment spending during the nine months ended September 30, 2016 totaled $526.9 million, and included investments in each of our four operating segments.

Entertainment investment spending during the nine months ended September 30, 2016 totaled $198.3 million, including spending on build-to-suit development and redevelopment of megaplex theatres, entertainment retail centers and family entertainment centers, as well as $126.0 million in acquisitions of seven megaplex theatres and a family entertainment center.

Education investment spending during the nine months ended September 30, 2016 totaled $187.3 million, including spending on build-to-suit development and redevelopment of public charter schools, early education centers and private schools, as well as $8.4 million in acquisitions of two early education centers and a private school.

Recreation investment spending during the nine months ended September 30, 2016 totaled $140.0 million, including spending on build-to-suit development of golf entertainment complexes and waterparks, redevelopment of metro ski parks and a $21.0 million mortgage note secured by a metro ski park.

Other investment spending during the nine months ended September 30, 2016 totaled $1.3 million, and was related to the Adelaar casino and resort project in Sullivan County, New York.

The following details our investment spending by category during the nine months ended September 30, 2016 and 2015 (in thousands):

Nine Months Ended September 30, 2016
Operating Segment	Total Investment Spending	New Development	Re-development	Asset Acquisition	Mortgage Notes or Notes Receivable
Entertainment	$198,228	$24,512	$25,710	$126,006	$22,000
Education	187,305	167,747	—	8,379	11,179
Recreation	140,017	90,505	1,836	—	47,676
Other	1,313	1,313	—	—	—
Total Investment Spending	$526,863	$284,077	$27,546	$134,385	$80,855

Nine Months Ended September 30, 2015
Operating Segment	Total Investment Spending	New Development	Re-development	Asset Acquisition	Mortgage Notes or Notes Receivable
Entertainment	$82,881	$13,902	$14,542	$54,437	$—
Education	219,820	207,554	—	8,442	3,824
Recreation	198,156	115,722	240	21,865	60,329
Other	8,642	8,642	—	—	—
Total Investment Spending	$509,499	$345,820	$14,782	$84,744	$64,153

The above amounts include $129 thousand and $110 thousand in capitalized payroll, $8.0 million and $14.3 million in capitalized interest and $1.2 million and $1.6 million in capitalized other general and administrative direct project costs for the nine months ended September 30, 2016 and 2015, respectively. Excluded from the table above is approximately $3.1 million and $1.7 million of maintenance capital expenditures for the nine months ended September 30, 2016 and 2015, respectively. In addition, excluded from the table above is $17.1 million of infrastructure spending for the Adelaar casino and resort project for the nine months ended September 30, 2016. As discussed below, in June 2016, we received an initial reimbursement of the infrastructure costs from the issuance of the Sullivan County Revenue Bonds.

Property Dispositions

On February 26, 2016, we completed the sale of a land parcel at Adelaar for net proceeds of $1.5 million and no gain or loss was recognized.

On April 6, 2016, pursuant to a tenant purchase option, we completed the sale of a public charter school located in Colorado for net proceeds of $11.2 million. In connection with this sale, we recognized a gain on sale of $2.3 million during the nine months ended September 30, 2016. This gain represents the premium charged to the tenant over the total development cost for early termination in accordance with the purchase option in the lease. This termination fee has been included in FFO as adjusted, similar to how other lease termination fees and fees received for early prepayment of mortgage notes receivable are reflected when applicable.

On April 13, 2016, we completed the sale of one public charter school property in Georgia with a net carrying value of $4.0 million, which was previously leased to Imagine and was classified as investment in a direct financing lease, net. There was no gain or loss recognized on this sale.

On August 18, 2016, pursuant to a tenant purchase option, we completed the sale of a public charter school located in Colorado for net proceeds of $5.4 million. In connection with this sale, we recognized a gain on sale of $0.5 million during the nine months ended September 30, 2016. The gain represents the premium charged to the tenant over the total development cost for early termination in accordance with the purchase option in the lease. This termination fee has been included in FFO as adjusted, similar to how other lease termination fees and fees received for early prepayment of mortgage notes receivable are reflected when applicable.

On September 30, 2016, the Company completed the sale of a land parcel located in Texas for net proceeds of $2.1 million. In connection with this sale, the Company recognized a gain on sale of $1.1 million during the nine months ended September 30, 2016.

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

We are responsible for the construction of the Adelaar casino and resort project common infrastructure. In June 2016, the Sullivan County Infrastructure Local Development Corporation issued $110.0 million of Series 2016 Revenue Bonds, which is expected to fund a substantial portion of such construction costs. We received an initial reimbursement of $43.4 million of construction costs and expect to receive an additional $44.9 million of reimbursements over the balance of the construction period. Construction of infrastructure improvements is expected to be completed in 2017.

As further described in Note 13 to the consolidated financial statements in this Quarterly Report on Form 10-Q, the Adelaar casino and resort project is the subject of ongoing litigation for which we believe we have meritorious defenses.

Subsequent Event

As outlined in a separate release, subsequent to quarter-end, on November 2, 2016, we entered into a definitive Purchase and Sale Agreement with CNL Lifestyle Properties, Inc. ("CNL Lifestyle") and funds affiliated with Och-Ziff Real Estate ("OZRE"). The agreement provides for our acquisition of the Northstar California Ski Resort, 15 attraction properties (waterparks and amusement parks) and five small family entertainment centers for aggregate consideration valued at approximately $456 million. Additionally, we have agreed to provide approximately $244 million of five- year secured debt financing to OZRE for the purchase of 14 CNL Lifestyle ski properties valued at approximately $374 million. Our aggregate investment in this transaction is projected to be valued at approximately $700 million and is expected to be funded with approximately $647 million of EPR common shares and $53 million of cash before pro-rations, transaction costs and closing adjustments, a portion of which is expected to be included in the secured debt financing to OZRE. Additionally, we have also agreed to fund 65% of pre-approved, future property improvements with such advances capped at $52 million. All OZRE financing will bear interest at 8.5%.

Our common share consideration is subject to a two-way collar between $68.25 and $82.63 per share. If our volume weighted average share price over the 10 trading days ending on the second trading day prior to close (the "Average EPR Share Price") increases between the signing of the agreement and the closing, CNL Lifestyle will receive fewer shares until the Average EPR Share Price reaches $82.63, at which point the number of shares will be fixed at approximately 7.8 million. Conversely, if our share price decreases between signing and closing, CNL Lifestyle will receive more shares until the Average EPR Share Price reaches $68.25, at which point the number of shares will be fixed at approximately 9.5 million. Post-transaction, CNL Lifestyle will own between approximately 11% and 13% of our pro forma common shares outstanding before distributing the shares to the CNL Lifestyle stockholders.
This transaction is subject to customary closing conditions, including the approval of the transaction by stockholders holding a majority of the outstanding shares of common stock of CNL Lifestyle and various third party consents and governmental permits. It is anticipated that this transaction will close in early second quarter of 2017; however, there can be no assurances as to the closing or the timing of the closing.
In addition, the Company and OZRE, on a joint and several basis, will be required to pay a reverse termination fee of $60.0 million plus reimbursement of expenses incurred after June 10, 2016 (up to $10.0 million) to CNL Lifestyle if the Purchase and Sale Agreement is terminated because the Company and OZRE fail to close the transaction as required under the agreement after the conditions to the obligations to close have been satisfied or waived.
Results of Operations

Three months ended September 30, 2016 compared to three months ended September 30, 2015

Rental revenue was $102.3 million for the three months ended September 30, 2016 compared to $85.7 million for the three months ended September 30, 2015. This increase resulted primarily from $15.2 million of rental revenue related to property acquisitions and developments completed in 2016 and 2015, as well as an increase of $1.4 million in rental revenue on existing properties, partially offset by the impact of property dispositions. Percentage rents of $1.7 million and $1.4 million were recognized during the three months ended September 30, 2016 and 2015, respectively. Straight-line rents of $4.6 million and $2.7 million were recognized during the three months ended September 30, 2016 and 2015, respectively.

During the three months ended September 30, 2016, we renewed three lease agreements on approximately 248,000 square feet and funded or agreed to fund an average of $44.27 per square foot in tenant improvements. We experienced an increase of approximately 19.09% in rental rates and paid no leasing commissions with respect to these lease renewals.
Other income was $2.5 million for the three months ended September 30, 2016 compared to $0.7 million for the three months ended September 30, 2015. The $1.8 million increase was due to the recognition of gains from insurance claims during the three months ended September 30, 2016.

Mortgage and other financing income for the three months ended September 30, 2016 was $17.0 million compared to $18.2 million for the three months ended September 30, 2015. The $1.2 million decrease was primarily due to the payoff of certain mortgage notes in the first half of 2016 as well as the conversion of the mortgage note for Camelback Mountain Resort to a lease agreement during August 2015. This was partially offset by increased real estate lending activities related to our other mortgage loan agreements. Additionally, participating interest income decreased during the three months ended September 30, 2016 to $0.9 million from $1.5 million for the three months ended September 30, 2015.
Our general and administrative expense totaled $9.1 million for the three months ended September 30, 2016 compared to $7.5 million for the three months ended September 30, 2015. The increase of $1.6 million primarily related to an increase in payroll and benefits costs including share based compensation as well as an increase in professional fees.
Our net interest expense increased by $3.8 million to $24.3 million for the three months ended September 30, 2016 from $20.5 million for the three months ended September 30, 2015. This increase resulted from an increase in average borrowings as well as a decrease in interest cost capitalized primarily related to the Adelaar project, which was $0.4 million for the three months ended September 30, 2016 compared to $2.1 million for the three months ended September 30, 2015. Additionally, the hedged rate on $300.0 million of our unsecured term loan increased to an average of 3.61% from an average of 2.60% and will return to an average of 2.94% in July 2017. These increases were partially offset by a decrease in the weighted average interest rate used to finance our real estate acquisitions and fund our mortgage notes receivable.

Transaction costs totaled $2.9 million for the three months ended September 30, 2016 compared to $0.8 million for the three months ended September 30, 2015. The increase of $2.1 million related to an increase in costs associated with potential and terminated transactions.

Depreciation and amortization expense totaled $27.6 million for the three months ended September 30, 2016 compared to $23.5 million for the three months ended September 30, 2015. The $4.1 million increase resulted primarily from acquisitions and developments completed in 2016 and 2015, as well as the acceleration of depreciation on certain existing assets, and was partially offset by property dispositions.

Gain on sale of real estate was $1.6 million for the three months ended September 30, 2016 and $0.5 million related to the exercise of a tenant purchase option on one of our public charter school properties and $1.1 million related to the sale of a parcel of land adjacent to one of our megaplex theatres. Loss on sale of real estate was $0.1 million for the three months ended September 30, 2015 and related to the sale of a land parcel adjacent to one of our megaplex theatre properties for net proceeds of $2.2 million.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015

Rental revenue was $292.1 million for the nine months ended September 30, 2016 compared to $240.3 million for the nine months ended September 30, 2015. This increase resulted primarily from $50.3 million of rental revenue related to property acquisitions and developments completed in 2016 and 2015, as well as an increase of $1.5 million in rental revenue on existing properties, offset by the impact of a weaker Canadian dollar exchange rate and property dispositions. Percentage rents of $2.7 million and $1.8 million were recognized during the nine months ended September 30, 2016 and 2015, respectively. Straight-line rents of $10.9 million and $8.9 million were recognized during the nine months ended September 30, 2016 and 2015, respectively.

During the nine months ended September 30, 2016, we renewed six lease agreements on approximately 525,000 square feet and funded or agreed to fund an average of $24.72 per square foot in tenant improvements. We experienced an increase of approximately 11.20% in rental rates and paid no leasing commissions with respect to these lease renewals.
Tenant reimbursements totaled $11.6 million for the nine months ended September 30, 2016 compared to $12.0 million for the nine months ended September 30, 2015. These tenant reimbursements related to the operations of our entertainment retail centers. The $0.4 million decrease was primarily due to the impact of a weaker Canadian dollar exchange rate.

Other income was $5.8 million for the nine months ended September 30, 2016 compared to $2.4 million for the nine months ended September 30, 2015. The $3.4 million increase was primarily due to the recognition of gains of $3.8 million from insurance claims during the nine months ended September 30, 2016, as well as an increase in income recognized upon settlement of foreign currency swap contracts. These increases were partially offset by a decrease in fee income.

Mortgage and other financing income for the nine months ended September 30, 2016 was $52.9 million compared to $54.3 million for the nine months ended September 30, 2015. The $1.4 million decrease was primarily due to the conversion of the mortgage note for Camelback Mountain Resort to a lease agreement during August 2015 and the payoff of certain mortgage notes in the first half of 2016. Additionally, participating interest income decreased during the nine months ended September 30, 2016 to $0.9 million from $1.5 million for the nine months ended September 30, 2015. The decrease in mortgage and other financing income was partially offset by a $3.6 million prepayment fee we received in conjunction with the full prepayment of one mortgage note receivable and by increased real estate lending activities related to our other mortgage loan agreements.
Our property operating expense totaled $16.7 million for the nine months ended September 30, 2016 compared to $17.6 million for the nine months ended September 30, 2015. These property operating expenses related primarily to the operations of our entertainment retail centers and other specialty properties. The $0.9 million decrease was primarily due to a decrease in bad debt expense as well as a weaker Canadian dollar exchange rate.
Our general and administrative expense totaled $27.3 million for the nine months ended September 30, 2016 compared to $22.9 million for the nine months ended September 30, 2015. The increase of $4.4 million primarily related to an increase in payroll and benefits costs including share based compensation as well as an increase in professional fees.
Retirement severance expense was $18.6 million for the nine months ended September 30, 2015 and related to the retirement of our former President and Chief Executive Officer. There was no retirement severance expense for the nine months ended September 30, 2016.

Costs associated with loan refinancing or payoff for the nine months ended September 30, 2016 were $0.9 million and related to fees associated with the repayment of a secured fixed rate mortgage note payable and the write off of prepaid mortgage fees in conjunction with our borrowers' prepayments of two mortgage notes receivable. Costs associated with loan refinancing or payoff totaled $0.3 million for the nine months ended September 30, 2015 and related to the amendment and restatement of our unsecured credit facilities on April 24, 2015 as well as the prepayment of seven mortgage notes payable during the nine months ended September 30, 2015.

Our net interest expense increased by $11.2 million to $70.3 million for the nine months ended September 30, 2016 from $59.1 million for the nine months ended September 30, 2015. This increase resulted from an increase in average borrowings as well as a decrease in interest cost capitalized primarily related to the Adelaar project, which was $1.3 million for the nine months ended September 30, 2016 compared to $6.3 million for the nine months ended September 30, 2015. Additionally, the hedged rate on $300.0 million of our unsecured term loan facility increased to an average of 3.61% from an average of 2.60% and will return to an average of 2.94% in July 2017. These increases were partially offset by a decrease in the weighted average interest rate used to finance our real estate acquisitions and fund our mortgage notes receivable.

Transaction costs totaled $4.9 million for the nine months ended September 30, 2016 compared to $6.8 million for the nine months ended September 30, 2015. The decrease of $1.9 million related to a decrease in costs associated with potential and terminated transactions.

Depreciation and amortization expense totaled $79.2 million for the nine months ended September 30, 2016 compared to $64.7 million for the nine months ended September 30, 2015.The $14.5 million increase resulted primarily from acquisitions and developments completed in 2016 and 2015, as well as the acceleration of depreciation on certain existing assets, and was partially offset by property dispositions.

Gain on sale of real estate was $3.9 million for the nine months ended September 30, 2016 and $2.8 million related to the exercise of tenant purchase options on two of our public charter school properties and $1.1 million related to the sale of a parcel of land adjacent to a megaplex theatre. Gain on sale of real estate was $23.8 million for the nine months ended September 30, 2015 and related to a gain on sale of $23.7 million from a theatre located in Los Angeles, California and a gain on sale of $0.2 million from a parcel of land adjacent to one of our public charter school investments. These gains were partially offset by a loss on sale of real estate for $0.1 million related to the sale of a land parcel adjacent to one of our megaplex theatre properties.

Income tax expense was $0.6 million for the nine months ended September 30, 2016 compared to income tax expense of $1.4 million for the nine months ended September 30, 2015. Income taxes related primarily to income taxes on our Canadian trust and taxable REIT subsidiaries as well as state income taxes and withholding tax for distributions related to our unconsolidated joint venture projects located in China.

Liquidity and Capital Resources

Cash and cash equivalents were $7.3 million at September 30, 2016. In addition, we had restricted cash of $20.5 million at September 30, 2016. Of the restricted cash at September 30, 2016, $17.7 million related to cash held for our borrowers’ debt service reserves for mortgage notes receivable or tenants' off-season rent reserves. The remaining $2.8 million is required in connection with our debt outstanding and relates to debt service, payment of real estate taxes and capital improvements.

Mortgage Debt, Senior Notes and Unsecured Revolving Credit and Term Loan Facility

As of September 30, 2016, we had total debt outstanding of $2.2 billion of which $177.5 million was fixed rate mortgage debt secured by a portion of our rental properties and mortgage notes receivable. The fixed rate mortgage debt had a weighted average interest rate of approximately 4.94% at September 30, 2016.

At September 30, 2016, we had outstanding $1.5 billion in aggregate principal amount of unsecured senior notes (excluding the private placement notes discussed below) ranging in interest rates from 4.50% to 7.75%. All of these notes are guaranteed by certain of our subsidiaries. The notes contain various covenants, including: (i) a limitation on incurrence of any debt which would cause the ratio of our debt to adjusted total assets to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause the ratio of secured debt to adjusted total assets to exceed 40%; (iii) a limitation on incurrence of any debt which would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of our total unencumbered assets such that they are not less than 150% of our outstanding unsecured debt.

At September 30, 2016, we had $200.0 million outstanding under our unsecured revolving credit facility, with $450.0 million of availability and with interest at a floating rate of LIBOR plus 125 basis points, which was 1.77% at September 30, 2016. The amount that we are able to borrow on our unsecured revolving credit facility is a function of the values and advance rates, as defined by the credit agreement, assigned to the assets included in the borrowing base less outstanding letters of credit and less other liabilities.

At September 30, 2016, the unsecured term loan facility had a balance of $350.0 million with interest at a floating rate of LIBOR plus 140 basis points, which was 1.92% at September 30, 2016, and $300.0 million of this LIBOR-based debt has been fixed with interest rate swaps at a blended rate of 3.14% through April 5, 2019. The loan matures on April 24, 2020.

On August 22, 2016, we issued $340.0 million of senior unsecured notes in a private placement transaction. The private placement notes were issued in two tranches with $148.0 million bearing interest at 4.35% and due August 22, 2024, and $192.0 million bearing interest at 4.56% and due August 22, 2026.  The private placement notes are guaranteed by our subsidiaries that guarantee our unsecured credit facilities and existing senior unsecured notes discussed above.
Our unsecured credit facilities and the private placement notes contain financial covenants or restrictions that limit our levels of consolidated debt, secured debt, investment levels outside certain categories and dividend distributions; and require us to maintain a minimum consolidated tangible net worth and meet certain coverage levels for fixed charges and debt service. Additionally, these debt instruments contain cross-default provisions if we default under other indebtedness exceeding certain amounts. Those cross-default thresholds vary from $25.0 million to, in the case of the note purchase agreement governing the private placement notes, $75.0 million.  We were in compliance with all financial covenants under our debt instruments at September 30, 2016.

Our principal investing activities are acquiring, developing and financing entertainment, education and recreation properties. These investing activities have generally been financed with mortgage debt and senior unsecured notes, as well as the proceeds from equity offerings. Our unsecured revolving credit facility is also used to finance the acquisition or development of properties, and to provide mortgage financing. We have and expect to continue to issue debt and equity securities in public or private offerings. We have and may in the future assume mortgage debt in connection with property acquisitions. We may also issue equity securities in connection with acquisitions. Continued growth of our rental property and mortgage financing portfolios will depend in part on our continued ability to access funds through additional borrowings and securities offerings and, to a lesser extent, our ability to assume debt in connection with property acquisitions. We may also fund investments with the proceeds from asset dispositions.

Certain of our other long-term debt agreements contain customary restrictive covenants related to financial and operating performance as well as certain cross-default provisions. We were in compliance with all financial covenants at September 30, 2016.

On January 21, 2016, the Company issued 2,250,000 common shares in a registered public offering for a total net proceeds, after the underwriting discount and offering expenses, of approximately $125.0 million. The net proceeds from the public offering were used to pay down the Company's unsecured revolving credit facility.

During the nine months ended September 30, 2016, we issued an aggregate of 258,263 common shares under the direct share purchase component of our DSPP for total net proceeds of $16.9 million. These proceeds were used to pay down a portion of our unsecured revolving credit facility.

Liquidity Requirements

Short-term liquidity requirements consist primarily of normal recurring corporate operating expenses, debt service requirements and distributions to shareholders. We meet these requirements primarily through cash provided by operating activities. Net cash provided by operating activities was $215.8 million and $184.8 million for the nine months ended September 30, 2016 and 2015, respectively. Net cash used by investing activities was $415.3 million and $472.1 million for the nine months ended September 30, 2016 and 2015, respectively. Net cash provided by financing activities was $202.6 million and $299.3 million for the nine months ended September 30, 2016 and 2015, respectively. We anticipate that our cash on hand, cash from operations, funds available under our unsecured revolving credit facility and proceeds from asset dispositions will provide adequate liquidity to meet our financial commitments including to fund our operations, make interest and principal payments on our debt, and allow distributions to our shareholders and avoid corporate level federal income or excise tax in accordance with REIT Internal Revenue Code requirements.

Commitments

As of September 30, 2016, we had an aggregate of approximately $284.4 million of commitments to fund development projects including 20 entertainment development projects for which we had commitments to fund approximately $91.7 million, 17 education development projects for which we had commitments to fund approximately $125.9 million and six recreation development projects for which we had commitments to fund approximately $66.8 million, of which approximately $82.8 million is expected to be funded in 2016 and the remainder is expected to be funded in 2017. Development costs are advanced by us in periodic draws. If we determine that construction is not being completed in accordance with the terms of the development agreement, we can discontinue funding construction draws. We have agreed to lease the properties to the operators at pre-determined rates upon completion of construction.

Additionally as of September 30, 2016, we had a commitment to fund approximately $120.0 million over the next three years, of which none has been funded, to complete an indoor waterpark hotel and adventure park at the Adelaar casino and resort project in Sullivan County, New York. We are also responsible for the construction of the casino and resort project common infrastructure. In June 2016, the Sullivan County Infrastructure Local Development Corporation issued $110.0 million of Series 2016 Revenue Bonds which is expected to fund a substantial portion of such construction costs. We received an initial reimbursement of $43.4 million of construction costs and expect to receive an additional $44.9 million of reimbursements over the balance of the construction period. Construction of infrastructure improvements is expected to be completed in 2017.

We have certain commitments related to our mortgage note investments that we may be required to fund in the future. We are generally obligated to fund these commitments at the request of the borrower or upon the occurrence of events outside of its direct control. As of September 30, 2016, we had five mortgage notes receivable with commitments totaling approximately $16.7 million. If commitments are funded in the future, interest will be charged at rates consistent with the existing investments.

We have provided guarantees of the payment of certain economic development revenue bonds totaling $24.9 million related to two theatres in Louisiana for which we earn a fee at annual rates of 2.88% to 4.00% over the 30-year terms of the related bonds. We have recorded $10.6 million as a deferred asset included in other assets and $10.6 million included in other liabilities in the accompanying consolidated balance sheet as of September 30, 2016 related to these guarantees. No amounts have been accrued as a loss contingency related to these guarantees because payment by us is not probable.

In connection with construction of our development projects and related infrastructure, certain public agencies require posting of surety bonds to guarantee that our obligations are satisfied. These bonds expire upon the completion of the improvements or infrastructure. As of September 30, 2016, we had three surety bonds outstanding totaling $21.7 million.

As discussed above, subsequent to quarter-end, on November 2, 2016, we entered into a definitive purchase and sale agreement with CNL Lifestyle and OZRE under which our aggregate investments is projected to be valued at approximately $700 million, approximately $53 million of which will be funded with cash. We have also agreed to fund up to $52 million in pre-approved, future property improvements with respect to the property acquired by OZRE. In addition, the Company and OZRE, on a joint and several basis, will be required to pay a reverse termination fee of $60.0 million plus reimbursement of expenses incurred after June 10, 2016 (up to $10.0 million) to CNL Lifestyle if the Purchase and Sale Agreement is terminated because the Company and OZRE fail to close the transaction as required under the agreement after the conditions to the obligations to close have been satisfied or waived.

Liquidity Analysis

In analyzing our liquidity, we generally expect that our cash provided by operating activities will meet our normal recurring operating expenses, recurring debt service requirements and distributions to shareholders.

We have no debt balloon payments coming due for the remainder of 2016. Our sources of liquidity as of September 30, 2016 to pay the above 2016 commitments include the remaining amount available under our unsecured revolving credit facility as well as unrestricted cash on hand of $7.3 million. We expect that our sources of cash will exceed our existing commitments over the remainder of 2016.

We also believe that we will be able to repay, extend, refinance or otherwise settle our debt maturities for 2017 and thereafter as the debt comes due, and that we will be able to fund our remaining commitments as necessary. However, there can be no assurance that additional financing or capital will be available, or that terms will be acceptable or advantageous to us.

Our primary use of cash after paying operating expenses, debt service, distributions to shareholders and funding existing commitments is in growing our investment portfolio through the acquisition, development and financing of additional properties. We expect to finance these investments with borrowings under our unsecured revolving credit facility, as well as long-term debt and equity financing alternatives or proceeds from asset dispositions. The availability and terms of any such financing or the availability of proceeds from asset dispositions will depend upon market and other conditions. If we borrow the maximum amount available under our unsecured revolving credit facility, there can be no assurance that we will be able to obtain additional investment financing. We may also assume mortgage debt in connection with property acquisitions.

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

We expect to maintain our net debt to adjusted EBITDA ratio (see "Non-GAAP Financial Measures" for definitions) between 4.6x to 5.6x. Our net debt to adjusted EBITDA ratio was 5.18x as of September 30, 2016 (see "Non-GAAP financial measures" for calculation). Because adjusted EBITDA as defined does not include the annualization of adjustments for projects put in service during the quarter and other items, and net debt includes the debt provided for build-to-suit projects under development that do not have any current EBITDA, we also look at a ratio adjusted for these items. The level of this additional ratio, along with the timing and size of our equity and debt offerings, may cause us to temporarily operate outside our stated range for the net debt to adjusted EBITDA ratio of 4.6x to 5.6x. We expect to continue to operate within the stated range following the consummation of the proposed transaction with CNL Lifestyle and OZRE.

Our net debt (see "Non-GAAP Financial Measures" for definition) to gross assets ratio (i.e. net debt to total assets plus accumulated depreciation less cash and cash equivalents) was 43% as of September 30, 2016. Our net debt as a percentage of our total market capitalization at September 30, 2016 was 30%. We calculate our total market capitalization of $7.6 billion by aggregating the following at September 30, 2016:

•	Common shares outstanding of 63,628,019 multiplied by the last reported sales price of our common shares on the NYSE of $78.74 per share, or $5.0 billion;

•	Aggregate liquidation value of our Series C convertible preferred shares of $135.0 million;

•	Aggregate liquidation value of our Series E convertible preferred shares of $86.3 million;

•	Aggregate liquidation value of our Series F redeemable preferred shares of $125.0 million; and

•	Net debt of $2.3 billion.

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

The following table summarizes our FFO, FFOAA and AFFO including per share amounts for FFO and FFOAA, for the three and nine months ended September 30, 2016 and 2015 and reconciles such measures to net income available to common shareholders, the most directly comparable GAAP measure (unaudited, in thousands, except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
FFO:
Net income available to common shareholders of EPR Properties	$51,575	$44,244	$148,986	$123,927
Gain on sale of real estate (excluding land sale)	(549)	—	(2,819)	(23,748)
Real estate depreciation and amortization	27,147	23,071	77,870	63,485
Allocated share of joint venture depreciation	56	64	174	193
FFO available to common shareholders of EPR Properties	$78,229	$67,379	$224,211	$163,857
FFO available to common shareholders of EPR Properties	$78,229	$67,379	$224,211	$163,857
Add: Preferred dividends for Series C preferred shares	1,941	1,941	5,823	—
Diluted FFO available to common shareholders of EPR Properties	$80,170	$69,320	$230,034	$163,857

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

FFOAA:
FFO available to common shareholders of EPR Properties	$78,229	$67,379	$224,211	$163,857
Costs associated with loan refinancing or payoff	14	18	905	261
Gain on insurance recovery (included in other income)	(1,825)	—	(3,837)	—
Termination fee included in gain on sale	549	—	2,819	—
Transaction costs	2,947	783	4,881	6,818
Retirement severance expense	—	—	—	18,578
(Gain) loss on sale of land	(1,066)	95	(1,066)	(81)
Deferred income tax expense (benefit)	(44)	53	(664)	230
FFOAA available to common shareholders of EPR Properties	$78,804	$68,328	$227,249	$189,663
FFOAA available to common shareholders of EPR Properties	$78,804	$68,328	$227,249	$189,663
Add: Preferred dividends for Series C preferred shares	1,941	1,941	5,823	5,823
Diluted FFOAA available to common shareholders of EPR Properties	$80,745	$70,269	$233,072	$195,486
AFFO:
FFOAA available to common shareholders of EPR Properties	$78,804	$68,328	$227,249	$189,663
Non-real estate depreciation and amortization	454	427	1,352	1,217
Deferred financing fees amortization	1,187	1,156	3,522	3,425
Share-based compensation expense to management and Trustees	2,778	2,161	8,282	6,218
Maintenance capital expenditures (1)	(805)	(897)	(3,805)	(2,357)
Straight-lined rental revenue	(4,597)	(2,738)	(10,950)	(8,892)
Non-cash portion of mortgage and other financing income	(962)	(2,042)	(2,907)	(8,426)
Amortization of above market leases, net	42	48	138	145
AFFO available to common shareholders of EPR Properties	$76,901	$66,443	$222,881	$180,993

FFO per common share attributable to EPR Properties:
Basic	$1.23	$1.16	$3.54	$2.85
Diluted	1.22	1.15	3.52	2.84
FFOAA per common share attributable to EPR Properties:
Basic	$1.24	$1.18	$3.59	$3.30
Diluted	1.23	1.17	3.56	3.27
Shares used for computation (in thousands):
Basic	63,627	58,083	63,296	57,468
Diluted	63,747	58,278	63,393	57,699

Weighted average shares outstanding-diluted EPS	63,747	58,278	63,393	57,699
Effect of dilutive Series C preferred shares	2,036	2,022	2,029	2,013
Adjusted weighted average shares outstanding-diluted	65,783	60,300	65,422	59,712

Other financial information:
Dividends per common share	$0.960	$0.908	$2.880	$2.723

(1)	Includes maintenance capital expenditures and certain second generation tenant improvements and leasing commissions.

The conversion of the 5.75% Series C cumulative convertible preferred shares would be dilutive to FFO per share for the three and nine months ended September 30, 2016 and the three months ended September 30, 2015 and to FFOAA per share for the three and nine months ended September 30, 2016 and 2015. Therefore, the additional 2.0 million common shares that would result from the conversion and the corresponding add-back of the preferred dividends declared on those shares are included in the calculation of diluted FFO and diluted FFOAA per share for these periods. The effect of the conversion of our 9.0% Series E cumulative convertible preferred shares do not result in more dilution to per share results and are therefore not included in the calculation of diluted per share data for the three and nine months ended September 30, 2016 and 2015.

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

Reconciliations of debt and net income available to common shareholders (both reported in accordance with GAAP) to Net Debt, Adjusted EBITDA and Net Debt to Adjusted EBITDA Ratio (each of which is a non-GAAP financial measure) are included in the following tables (unaudited, in thousands):

	September 30,
	2016	2015
Net Debt:
Debt	$2,248,576	$2,018,354
Deferred financing costs, net	18,885	19,101
Cash and cash equivalents	(7,311)	(14,614)
Net Debt	$2,260,150	$2,022,841

	Three Months Ended September 30,
	2016	2015
Adjusted EBITDA:
Net income available to common shareholders of EPR Properties	$51,575	$44,244
Costs associated with loan refinancing or payoff	14	18
Interest expense, net	24,265	20,529
Transaction costs	2,947	783
Depreciation and amortization	27,601	23,498
Equity in income from joint ventures	(203)	(339)
Gain on sale of real estate	(1,615)	95
Income tax expense (1)	358	527
Preferred dividend requirements	5,951	5,951
Gain on insurance recovery (2)	(1,825)	—
Adjusted EBITDA (for the quarter)	$109,068	$95,306

Adjusted EBITDA (3)	$436,272	$381,224

Net Debt/Adjusted EBITDA Ratio	5.2	5.3

(1) Includes discontinued operations
(2) Included in other income in the accompanying consolidated statements of income. Other income includes the following:
	Three Months Ended September 30,
	2016	2015
Income from settlement of foreign currency swap contracts	$643	$662
Gain on insurance recovery	1,825	—
Miscellaneous income	8	56
Other income	$2,476	$718

(3) Adjusted EBITDA for the quarter is multiplied by four to calculate an annual amount.

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

	September 30, 2016	December 31, 2015
Total Investments:
Rental properties, net of accumulated depreciation	$3,490,998	$3,025,199
Add back accumulated depreciation on rental properties	609,103	534,303
Land held for development	22,530	23,610
Property under development	263,026	378,920
Mortgage notes and related accrued interest receivable	440,878	423,780
Investment in a direct financing lease, net	189,152	190,880
Investment in joint ventures	6,159	6,168
Intangible assets, gross(1)	29,015	20,715
Notes receivable and related accrued interest receivable, net(1)	5,447	2,228
Total investments	$5,056,308	$4,605,803

Total investments	$5,056,308	$4,605,803
Cash and cash equivalents	7,311	4,283
Restricted cash	20,463	10,578
Account receivable, net	81,217	59,101
Less: accumulated depreciation on rental properties	(609,103)	(534,303)
Less: accumulated amortization on intangible assets	(13,762)	(12,079)
Prepaid expenses and other current assets	78,536	83,887
Total assets	$4,620,970	$4,217,270

(1) Included in other assets in the accompanying consolidated balance sheet. Other assets includes the following:

	September 30, 2016	December 31, 2015
Intangible assets, gross	$29,015	$20,715
Less: accumulated amortization on intangible assets	(13,762)	(12,079)
Notes receivable and related accrued interest receivable, net	5,447	2,228
Prepaid expenses and other current assets	78,536	83,887
Total other assets	$99,236	$94,751

Impact of Recently Issued Accounting Standards

See Note 2 to the consolidated financial statements included in this Form 10-Q for additional information on the impact of recently issued accounting standards on our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, primarily relating to potential losses due to changes in interest rates and foreign currency exchange rates. We seek to mitigate the effects of fluctuations in interest rates by matching the term of new investments with new long-term fixed rate borrowings whenever possible. As of September 30, 2016, we had a $650.0 million unsecured revolving credit facility with $200.0 million outstanding and $25.0 million in bonds, all of which bear interest at a floating rate. We also had a $350.0 million unsecured term loan facility that bears interest at a floating rate and $300.0 million of this LIBOR-based debt has been fixed with interest rate swaps at a blended rate of 3.14% through April 5, 2019.
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

Item 4. Controls and Procedures

As of September 30, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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
The third case was filed with the United States District Court for the Southern District of New York by Concord Associates L.P. and six other companies affiliated with Mr. Cappelli against the Company and certain of its subsidiaries, Empire Resorts, Inc. and Monticello Raceway Management, Inc., and Kien Huat Realty III Limited and Genting New York LLC. The defendants obtained a dismissal of the case on September 18, 2013 which was affirmed on appeal on March 18, 2016. As a result, the case is now closed.
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
Item 1A. Risk Factors

Other than the risk factor discussed below, there were no material changes during the quarter from the risk factors previously discussed in Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 25, 2016.

The proposed transaction with CNL Lifestyle Properties, Inc. presents certain risks to our business, financial condition, results of operations and cash flows.

On November 2, 2016, we entered into a definitive Purchase and Sale Agreement with CNL Lifestyle and OZRE. The agreement provides for our acquisition of the Northstar California Ski Resort, 15 attraction properties (waterparks and amusement parks) and five small family entertainment centers for aggregate consideration valued at approximately $456 million. Additionally, we have agreed to provide approximately $244 million of five-year secured debt financing to OZRE for the purchase of 14 CNL Lifestyle ski properties valued at approximately $374 million. Our aggregate investment in this transaction is projected to be valued at approximately $700 million and is expected to be funded with approximately $647 million of EPR common shares (subject to a collar mechanism described below) and $53 million of cash before pro-rations, transaction costs and closing adjustments, a portion of which is expected to be included in the secured debt financing to OZRE. Additionally, we have also agreed to fund 65% of pre-approved, future property improvements with such advances capped at $52 million. All OZRE financing will bear interest at 8.5%. The transaction is subject to the approval of the stockholders of CNL Lifestyle, as well as other customary closing conditions, and, as a result, there can be no assurance to the actual closing or the timing of the closing.

Prior to closing, the transaction may present certain risks to our business, financial condition, results of operations and cash flows, including, among other things, that:

•	if the transaction does not occur, we may incur significant payment obligations to CNL Lifestyle in certain circumstances,

•
failure to complete the transaction could negatively impact the market value of our common shares, preferred shares and debt securities, and our future business, financial condition, results of operations, cash flows and prospects, and could cause securities and industry analysts and others who follow our Company to lower their expectations regarding our future performance and prospects,

•
CNL Lifestyle may not obtain stockholder approval or other closing conditions may not be satisfied or waived, or such stockholder approval or the satisfaction or waiver of such other closing conditions may be delayed,

•
consummation of the transaction may result in a substantial diversion of time and resources of both our management and other employees and may limit the time available to them to focus on other aspects of our business, including, without limitation, identifying other investments, acquisitions and strategic opportunities,

•	due to covenants in the Purchase and Sale Agreement, we may be unable to pursue certain strategic transactions or financing transactions or pursue other actions that we might consider beneficial,

•	the transaction could have other material adverse effects on our business, financial condition, results of operations and cash flows,

•
we have incurred substantial expenses and expect to incur additional substantial expenses related to the transaction, including legal, accounting, financial advisory, filing, printing and mailing expenses,

•
the EPR Properties common share consideration for the transaction is subject to a two-way collar between average EPR share prices (calculated using a 10-day volume weighted average price) (the “Average EPR Share Price”) of $68.25 and $82.63. If the EPR Properties share price increases between the signing of the Purchase and Sale Agreement and the closing, CNL Lifestyle will receive fewer shares until the Average EPR Share Price reaches $82.63, at which point the number of shares will be fixed at approximately 7.8 million. Conversely, if the EPR Properties share price decreases between signing of the Purchase and Sale Agreement and closing, CNL Lifestyle will receive more shares until the Average EPR Share Price reaches $68.25, at which point the number of shares will be fixed at approximately 9.5 million. Post transaction, CNL Lifestyle will be issued between approximately 11% and 13% of the pro forma common shares outstanding before distributing the shares to the CNL Lifestyle stockholders. A change in share price between the date of signing and the closing may significantly impact the number of common shares to be issued in the transaction.

In addition, if the CNL transaction closes, we will face certain additional risks to our business, financial condition, results of operations and cash flows, including among other things, that:

•
we may encounter difficulties and incur substantial expenses in integrating the acquired properties into our operations and systems and, in any event, the integration may require a substantial amount of time on the part of both our management and employees and therefore divert their attention from other aspects of our business,

•
CNL Lifestyle will distribute the Company’s common shares to CNL Lifestyle’s stockholders who are expected to own between 11% and 13% of our issued and outstanding common shares after the transaction (based upon our issued and outstanding common shares as of September 30, 2016), and they may decide to sell those common shares, which could result in additional pressure on the price of our common shares,

•	our future business, financial condition, results of operations and cash flow will suffer if we do not effectively manage our expanded portfolio,

•
the market price of our common shares, preferred shares and debt securities may decline, particularly if we do not achieve the perceived benefits of the transaction as rapidly or to the extent anticipated by securities or industry analysts or if the effect of the transaction on our financial condition, results of operations and cash flows is not consistent with the expectations of these analysts,

•	we may incur unanticipated capital expenditures in order to maintain or improve the properties acquired in the transaction,

•	we may encounter difficulties in managing a substantially larger and more complex portfolio of recreation properties in new geographic areas,

•	we may incur adverse tax consequences if the Company following the transaction closing fails to qualify as a REIT for U.S. federal income tax purposes,

•	we will be subject to risks associated with providing mortgage financing to OZRE in connection with the transaction, including any default under such mortgage financing,

•	tenants of the properties that we acquire in the transaction may default on the terms of their respective leases,

•	we may face litigation or other claims in connection with, or as a result of, the transaction, including claims from terminated employees, tenants, former stockholders or other third parties, and

•	we may encounter unanticipated or unknown liabilities relating to the acquired properties.

As a result of the foregoing, we cannot assure you that our estimates of benefits and accretion from the transaction with CNL Lifestyle will not be overstated. Furthermore, the occurrence of any of the risks described above could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the quarter ended September 30, 2016, the Company did not purchase any unregistered equity securities.

Item 3. Defaults Upon Senior Securities

There were no reportable events during the quarter ended September 30, 2016.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

There were no reportable events during the quarter ended September 30, 2016.

Item 6. Exhibits

4.1*	Supplemental Indenture No. 8, dated as of September 30, 2016, among the Company, certain subsidiaries of the Company named therein and UMB Bank, n.a., as trustee, is attached hereto as Exhibit 4.1.
4.2*
Supplemental Indenture No. 7, dated as of September 30, 2016, among the Company, certain subsidiaries of the Company named therein and U.S. Bank National Association, as trustee, is attached hereto as Exhibit 4.2.

4.3*
Supplemental Indenture No. 6, dated as of September 30, 2016, among the Company, certain subsidiaries of the Company named therein and U.S. Bank National Association, as trustee, is attached hereto as Exhibit 4.3.

4.4*	Supplemental Indenture No. 4, dated as of September 30, 2016, among the Company, certain subsidiaries of the Company named therein and UMB Bank, n.a., as trustee, is attached hereto as Exhibit 4.4.
4.5*	Guaranty Supplement, dated as of September 30, 2016, entered into by certain subsidiaries of the Company named therein is attached hereto as Exhibit 4.5.
4.6*	Ownership Limit Waiver Agreement, dated as of September 19, 2016, between the Company and Invesco Advisers, Inc. is attached hereto as Exhibit 4.6.
4.7
Note Purchase Agreement, dated as of August 1, 2016, between the Company and the purchasers named therein, which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on August 3, 2016, is hereby incorporated by reference as Exhibit 4.7.

10.1*
Joinder Agreement, dated as of September 30, 2016, among certain subsidiaries of the Company named therein and KeyBank National Association, as administrative agent, under the Amended, Restated and Consolidated Credit Agreement, dated as of April 24, 2015, among the parties thereto, is attached hereto as Exhibit 10.1.

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

EPR Properties

Dated:	November 3, 2016	By	/s/ Gregory K. Silvers
Gregory K. Silvers, President and Chief Executive Officer (Principal Executive Officer)

Dated:	November 3, 2016	By	/s/ Tonya L. Mater
Tonya L. Mater, Vice President and Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

4.1*	Supplemental Indenture No. 8, dated as of September 30, 2016, among the Company, certain subsidiaries of the Company named therein and UMB Bank, n.a., as trustee, is attached hereto as Exhibit 4.1.
4.2*
Supplemental Indenture No. 7, dated as of September 30, 2016, among the Company, certain subsidiaries of the Company named therein and U.S. Bank National Association, as trustee, is attached hereto as Exhibit 4.2.

4.3*
Supplemental Indenture No. 6, dated as of September 30, 2016, among the Company, certain subsidiaries of the Company named therein and U.S. Bank National Association, as trustee, is attached hereto as Exhibit 4.3.

4.4*	Supplemental Indenture No. 4, dated as of September 30, 2016, among the Company, certain subsidiaries of the Company named therein and UMB Bank, n.a., as trustee, is attached hereto as Exhibit 4.4.
4.5*	Guaranty Supplement, dated as of September 30, 2016, entered into by certain subsidiaries of the Company named therein is attached hereto as Exhibit 4.5.
4.6*	Ownership Limit Waiver Agreement, dated as of September 19, 2016, between the Company and Invesco Advisers, Inc. is attached hereto as Exhibit 4.6.
4.7
Note Purchase Agreement, dated as of August 1, 2016, between the Company and the purchasers named therein, which is attached as Exhibit 4.1 to the Company's Form 8-K (Commission File No. 001-13561) filed on August 3, 2016, is hereby incorporated by reference as Exhibit 4.7.

10.1*
Joinder Agreement, dated as of September 30, 2016, among certain subsidiaries of the Company named therein and KeyBank National Association, as administrative agent, under the Amended, Restated and Consolidated Credit Agreement, dated as of April 24, 2015, among the parties thereto, is attached hereto as Exhibit 10.1.

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